Form 10-Q
period 2001-03-31
RELIANT RESOURCES INC
filed 2001-06-06
CIK 1126294

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to _______________

                                   ----------

Commission file number 1-16455

                             RELIANT RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                        76-0655566
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

             1111 Louisiana
             Houston, Texas                                        77002
(Address of principal executive offices)                         (Zip Code)

                                 (713) 207-3000
              (Registrant's telephone number, including area code)

                                   ----------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No  X
                                              ---     ---

As of June 1, 2001, Reliant Resources, Inc. (Reliant Resources) had 299,800,000 shares of common stock outstanding of which 240,000,000 were held by Reliant Energy, Incorporated. As of June 1, 2001, 59,796,500 shares of common stock are held by non-affiliates of Reliant Resources, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934.

                             RELIANT RESOURCES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION


              Item 1. Financial Statements........................................................................1

                      Statements of Consolidated Operations
                      Three Months Ended March 31, 2000 and 2001 (unaudited)......................................1

                      Consolidated Balance Sheets
                      December 31, 2000 and March 31, 2001 (unaudited)............................................2

                      Statements of Consolidated Cash Flows
                      Three Months Ended March 31, 2000 and 2001 (unaudited)......................................4

                      Notes to Unaudited Consolidated Financial Statements........................................5

              Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......20

              Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................29

PART II.      OTHER INFORMATION

              Item 1. Legal Proceedings..........................................................................31

              Item 2. Changes in Securities and Use of Proceeds..................................................31

              Item 5. Other Informations.........................................................................31

              Item 6. Exhibits and Reports on Form 8-K...........................................................33

                          PART I. FINANCIAL INFORMATION

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ----------------------------
                                                                        2000            2001
                                                                    ------------    ------------
REVENUES ........................................................   $  2,320,734    $  9,870,927

EXPENSES:
  Fuel and cost of gas sold .....................................      1,489,264       5,755,392
  Purchased power ...............................................        687,793       3,627,192
  Operation and maintenance .....................................         73,529         148,414
  General, administrative and development .......................         40,737         161,403
  Depreciation and amortization .................................         27,576          64,130
                                                                    ------------    ------------
    Total .......................................................      2,318,899       9,756,531
                                                                    ------------    ------------
OPERATING INCOME ................................................          1,835         114,396
                                                                    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense ..............................................        (10,485)        (24,238)
  Interest income ...............................................          3,863          12,294
  Interest expense - affiliated companies, net ..................        (21,361)        (14,586)
  (Loss) gain from investments, net .............................        (14,845)          6,723
  Income of equity investment of unconsolidated subsidiaries ....            485          12,778
  Other, net ....................................................            691           2,058
                                                                    ------------    ------------
    Total .......................................................        (41,652)         (4,971)
                                                                    ------------    ------------
(LOSS) INCOME BEFORE INCOME TAXES ...............................        (39,817)        109,425
INCOME TAX (BENEFIT) EXPENSE ....................................        (17,227)         30,912
                                                                    ------------    ------------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE .....        (22,590)         78,513
  Cumulative effect of accounting change, net of tax ............             --           3,109
                                                                    ------------    ------------
NET (LOSS) INCOME ...............................................   $    (22,590)   $     81,622
                                                                    ============    ============

BASIC AND DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of accounting change ..........                   $       0.33
  Cumulative effect of accounting change, net of tax ............                           0.01
                                                                                    ------------
    Net income ..................................................                   $       0.34
                                                                                    ============


             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                         DECEMBER 31,      MARCH 31,
                                                                             2000            2001
                                                                         ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents ..........................................   $     89,755    $     21,688
  Accounts and notes receivable, principally customer, net ...........      1,811,355       1,845,413
  Fuel stock and petroleum products ..................................         54,954          39,524
  Materials and supplies .............................................         44,491          45,014
  Price risk management assets .......................................      4,460,843       2,680,741
  Non-trading derivative assets ......................................             --       1,187,460
  Margin deposits on energy trading activities .......................        521,004         370,144
  Prepayments and other current assets ...............................        180,334         251,018
                                                                         ------------    ------------
    Total current assets .............................................      7,162,736       6,441,002
                                                                         ------------    ------------

Property, plant and equipment ........................................      4,200,139       4,350,033
Less accumulated depreciation ........................................       (150,666)       (173,174)
                                                                         ------------    ------------
    Property, plant and equipment, net ...............................      4,049,473       4,176,859
                                                                         ------------    ------------

OTHER ASSETS:
  Goodwill, net ......................................................      1,006,782         947,941
  Air emissions regulatory allowances and other intangibles, net .....        283,974         272,501
  Price risk management assets .......................................        752,186         846,793
  Non-trading derivative assets ......................................             --         439,727
  Equity investments in unconsolidated subsidiaries ..................        108,727         107,133
  Stranded costs indemnification receivable ..........................             --         544,182
  Other ..............................................................        227,831         339,299
                                                                         ------------    ------------
    Total other assets ...............................................      2,379,500       3,497,576
                                                                         ------------    ------------
      TOTAL ASSETS ...................................................   $ 13,591,709    $ 14,115,437
                                                                         ============    ============

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                    AND ACCUMULATED OTHER COMPREHENSIVE LOSS

                                                                                   DECEMBER 31,      MARCH 31,
                                                                                       2000            2001
                                                                                   ------------    ------------
CURRENT LIABILITIES:
  Short-term borrowings ........................................................   $    126,175    $    633,039
  Current portion of long-term debt ............................................            591           2,536
  Accounts payable, principally trade ..........................................      2,103,536       1,792,043
  Accounts and notes payable - affiliated companies, net .......................      1,321,120         294,889
  Price risk management liabilities ............................................      4,442,811       2,622,656
  Non-trading derivative liabilities ...........................................             --       1,251,986
  Margin deposits from customers on energy trading activities ..................        284,603         339,900
  Other ........................................................................        296,009         293,611
                                                                                   ------------    ------------
    Total current liabilities ..................................................      8,574,845       7,230,660
                                                                                   ------------    ------------
OTHER LIABILITIES:
  Accumulated deferred income taxes ............................................         30,784           4,457
  Notes payable - affiliated companies, net ....................................        647,499       1,324,833
  Price risk management liabilities ............................................        737,540         829,078
  Non-trading derivative liabilities ...........................................             --         815,433
  Major maintenance reserve ....................................................         19,899          22,842
  Other ........................................................................        356,956         617,754
                                                                                   ------------    ------------
    Total other liabilities ....................................................      1,792,678       3,614,397
                                                                                   ------------    ------------
LONG-TERM DEBT .................................................................        891,736         887,332
                                                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDER'S EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS:
  Preferred stock (125,000,000 shares authorized; none outstanding) ............             --              --
  Common stock (2,000,000,000 shares authorized; 240,000,000 issued and
    outstanding) ...............................................................              1               1
  Additional paid-in capital ...................................................      2,336,993       2,389,869
  Retained earnings ............................................................             --          81,622
  Accumulated other comprehensive loss .........................................         (4,544)        (88,444)
                                                                                   ------------    ------------
    Total stockholder's  equity and accumulated other comprehensive loss .......      2,332,450       2,383,048
                                                                                   ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY AND ACCUMULATED OTHER
        COMPREHENSIVE LOSS .....................................................   $ 13,591,709    $ 14,115,437
                                                                                   ============    ============

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  2000            2001
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income .......................................................   $    (22,590)   $     81,622
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization .........................................         27,576          64,130
    Deferred income taxes .................................................         (2,401)        (24,139)
    Cumulative effect of accounting change ................................             --          (3,109)
    Undistributed earnings of unconsolidated subsidiaries .................           (485)          2,269
    Impairment of marketable equity securities ............................         22,185              --
    Changes in other assets and liabilities:
      Accounts and notes receivable, net ..................................          7,739         (43,007)
      Accounts receivable/payable - affiliated companies, net .............        (64,917)        102,544
      Inventory ...........................................................         22,905          14,670
      Accounts payable ....................................................         21,969        (308,646)
      Net price risk management assets and liabilities ....................        (18,424)        (44,855)
      Margin deposits on energy trading activities, net ...................        (20,570)        206,157
      Restricted deposits .................................................             --          23,244
      Prepaid lease obligation ............................................             --        (111,367)
      Other assets ........................................................        (29,645)         31,970
      Other liabilities ...................................................         82,628          63,610
    Other, net ............................................................        (13,997)          4,718
                                                                              ------------    ------------
        Net cash provided by operating activities .........................         11,973          59,811
                                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ....................................................       (218,482)       (269,168)
  Payment of business purchase obligation .................................       (981,789)             --
  Business acquisitions, net of cash acquired .............................         (4,750)             --
  Investments in unconsolidated subsidiaries ..............................         (2,636)           (675)
  Other, net ..............................................................            911          (2,283)
                                                                              ------------    ------------
        Net cash used in investing activities .............................     (1,206,746)       (272,126)
                                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ............................................         43,593              --
  Payments of long-term debt ..............................................         (8,134)         (1,273)
  Increase in short-term borrowings, net ..................................        528,864         568,646
  Increase (decrease) in notes with affiliated companies, net .............        601,215        (414,912)
  Contributions from owner ................................................         20,008              --
  Other, net ..............................................................            910              27
                                                                              ------------    ------------
        Net cash provided by  financing activities ........................      1,186,456         152,488
                                                                              ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ..............          2,247          (8,240)
                                                                              ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS .................................         (6,070)        (68,067)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................         49,271          89,755
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $     43,201    $     21,688
                                                                              ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized) ...................................   $     14,288    $     63,502
  Income taxes ............................................................              2          56,805

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Resources, Inc. (Reliant Resources), together with its subsidiaries (the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with the financial statements included in Reliant Resources' Prospectus dated April 30, 2001 (Reliant Resources Prospectus) as filed with the SEC on May 1, 2001 pursuant to Rule 424(b) under the Securities Act of 1933, relating to Reliant Resources' Form S-1 (333-48038).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the statements of consolidated operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuation in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect the earnings of the Company.

     The following notes to the consolidated financial statements included in the Reliant Resources Prospectus relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

     Notes to Consolidated Financial Statements included in the Reliant Resources Prospectus (Reliant Resources Prospectus Notes): Note 4 (Agreements Between Reliant Energy and the Company), Note 5 (Business Acquisitions), Note 6 (Derivative Financial Instruments), Note 11 (Commitments and Contingencies) and Note 15 (Subsequent Events).

     For information regarding certain legal, regulatory proceedings and environmental matters, see Note 9.

    On July 27, 2000, Reliant Energy, Incorporated (Reliant Energy) announced its intention to form a company, Reliant Resources, to own and operate a substantial portion of its unregulated operations and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering (Offering). The Offering closed in May 2001. Reliant Energy has publicly disclosed that it expects the Offering to be followed by a distribution of the remaining common stock of Reliant Resources owned by Reliant Energy to Reliant Energy's or its successor's shareholders (Distribution) within 12 months of the Offering (Distribution Date). The Distribution is subject to further corporate approvals, market and other conditions, and government actions, including receipt of a favorable Internal Revenue ruling that the Distribution would be tax-free to Reliant Energy or its successor and its shareholders for U.S. Federal income tax purposes, as applicable. There can be no assurances that the Distribution will be completed as described or within the periods outlined above. Reliant Energy, together with its subsidiaries, is a diversified international energy services company consisting of regulated and unregulated energy operations. For information regarding the basis of presentation of the Interim Financial Statements, see Note 1 to Reliant Resources Prospectus Notes. For information regarding the Offering, see Note 12(b).

(2)  DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. If certain conditions are met, an entity may designate a derivative instrument as hedging (a) the exposure to changes in the fair value of an asset or liability (Fair Value Hedge), (b) the exposure to variability in expected future cash flows (Cash Flow Hedge) or (c) the foreign currency exposure of a net investment in a foreign operation. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period it occurs.

     Adoption of SFAS No. 133 on January 1, 2001 resulted in an after-tax increase in net income of $3 million and a cumulative after-tax increase in accumulated other comprehensive loss of $290 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by approximately $615 million, $248 million, $811 million, and $339 million, respectively, in the Company's Consolidated Balance Sheet.

     The application of SFAS No. 133 is still evolving and further guidance from the Financial Accounting Standards Board (FASB) is expected. The FASB released tentative guidance in April 2001 on three issues that impact the Company's industry. The FASB concluded in its tentative guidance that contracts subject to "bookouts," a scheduling convenience used when two utilities have offsetting transactions, cannot qualify for the normal purchases and sales exception. The FASB also released tentative guidance that will prohibit option contracts on electricity to qualify for the normal purchases and normal sales exception. Lastly, the FASB issued tentative guidance that forward contracts containing optionality features which modify the quantity delivered cannot qualify for the normal purchases and sales exception. The tentative guidance issued by the FASB is subject to a comment period which ends on June 1, 2001. If the tentative guidance is unchanged, the Company will be required to adopt this guidance as of July 1, 2001. The Company is in the process of determining the effect of adoption.

     The Company is exposed to various market risks. These risks are inherent in the Company's financial statements and arise from transactions entered into in the normal course of business. The Company utilizes derivative financial instruments to mitigate the impact of changes in electricity, natural gas and fuel prices on its operating results and cash flows. The Company utilizes cross-currency swaps and options to hedge its net investments in foreign subsidiaries, interest rate swaps to mitigate the impact of changes in interest rates and other financial instruments to manage various other market risks.

     Trading and marketing operations often involve market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis. These risks fall into three different categories: price and volume volatility, credit risk of trading counterparties and adequacy of the control environment for trading. The Company routinely enters into futures, forward contracts, swaps and options to hedge sale commitments, fuel requirements and inventories of natural gas, coal, electricity, oil, emission allowances and other commodities and to minimize the risk of market fluctuations in its trading, marketing, power origination and risk management operations.

(a)  Energy Trading, Marketing and Price Risk Management Activities.

     The Company offers energy price risk management services primarily related to natural gas, electric power and other energy related commodities. The Company provides these services by utilizing a variety of derivative financial instruments, including (a) fixed and variable-priced physical forward contracts,
(b) fixed and variable-priced swap agreements, (c) options traded in the over-the-counter financial markets and (d) exchange-traded energy futures and option contracts (Trading Derivatives). Fixed-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between a fixed and variable price for the commodity. Variable-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between industry pricing publications and/or exchange quotations.

     The Company applies mark-to-market accounting for all of its energy trading, marketing and price risk management operations. Accordingly, these Trading Derivatives are recorded at fair value with net realized and unrealized gains (losses) recorded as a component of revenues. The recognized, unrealized balances are included in price risk management assets/liabilities.

(b)  Non-Trading Activities.

     Cash Flow Hedges. To reduce the risk from market fluctuations in revenues and the resulting cash flows derived from the sale of electric power, the Company may enter into futures transactions, forward contracts, swaps and options (Energy Derivatives) in order to hedge some expected purchases of electric power, natural gas and other commodities and sales of electric power. The Energy Derivative portfolios are managed to complement the physical transaction portfolio, reducing overall risks within management-prescribed limits.

     During the three months ended March 31, 2001, the Company entered into interest-rate swaps in order to adjust the interest rate on $150 million of its floating rate debt. In addition, as of March 31, 2001, European Energy has entered into financial instruments to purchase approximately $120 million to hedge future fuel purchases payable in U.S. dollars.

     The Company applies hedge accounting for its derivative financial instruments utilized in non-trading activities only if there is a high correlation between price movements in the derivative and the item designated as being hedged. This correlation, a measure of hedge effectiveness, is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% to 120% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied. During the three months ended March 31, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, the Company realizes in net income the deferred gains and losses recognized in accumulated other comprehensive loss. During the three months ended March 31, 2001, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified to net income and included in the Company's statements of consolidated operations under the captions (a) fuel expenses, in the case of natural gas transactions, (b) purchased power, in the case of electric power purchase transactions, (c) revenues, in the case of electric power sales transactions and (d) interest expense, in the case of interest rate swap transactions. Cash flows resulting from these transactions in Energy Derivatives are included in the statements of consolidated cash flows in the same category as the item being hedged. As of March 31, 2001, the Company's current non-trading-derivative assets and liabilities and corresponding amounts in accumulated other comprehensive loss were expected to be reclassified into net income during the next twelve months.

     The maximum length of time the Company is hedging its exposure to the variability in future cash flows for forecasted transactions excluding the payment of variable interest on existing financial instruments is five years. The maximum length of time the Company is hedging its exposure to the payment of variable interest rates is approximately five years.

     Hedge of Net Investment in Foreign Subsidiaries. The Company has substantially hedged its net investment in its European subsidiaries through a combination of Euro-denominated borrowings, foreign currency swaps and foreign currency forward contracts to reduce the Company's exposure to changes in foreign currency rates. During the normal course of business, the Company reviews its currency hedging strategies and determines the hedging approach deemed appropriate based upon the circumstances of each situation.

     The Company records the changes in the value of the foreign currency hedging instruments and Euro-denominated borrowings as foreign currency translation adjustments included as a component of stockholders' equity and accumulated other comprehensive loss. The effectiveness of the hedging instruments can be measured by the net change in foreign currency translation adjustments attributed to the Company's net investment in its European subsidiaries. These amounts generally offset amounts recorded in stockholders' equity as adjustments resulting from translation of the hedged investment into U.S. dollars. During the three months ended March 31, 2001, the derivative and non-derivative instruments designated as hedging the net investment in its European subsidiaries resulted in a gain of $155 million, which is included in the balance of the cumulative translation adjustment.

     Other Derivatives. In December 2000, the Dutch parliament adopted legislation allocating to the Dutch generation sector, including a wholly owned subsidiary of the Company, N.V. UNA (UNA), financial responsibility for various stranded costs contracts and other liabilities. The legislation became effective in all material respects on January 1, 2001. In particular, the legislation allocated to the four Dutch generation companies, including UNA, financial responsibility to purchase electricity and gas under an import gas supply contract and three electricity import contracts. The gas import contract expires in 2015 and provides for gas imports aggregating 2.283 billion cubic meters per year. These contracts are derivatives pursuant to SFAS No. 133 due to the pricing indices. As of March 31, 2001, the Company had recognized $326 million in long-term non-trading derivative liabilities for UNA's portion of these stranded costs contracts. For additional information regarding UNA's stranded costs and the related indemnification by former shareholders of these stranded costs, see Note 9(e).

(3)  HISTORICAL RELATED PARTY TRANSACTIONS

     The Interim Financial Statements include significant transactions between the Company and Reliant Energy involving services, including various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. The costs of services have been directly charged or allocated to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had the Company been a separate entity. Amounts charged and allocated to the Company for these services were $4 million and $2 million for the three months ended March 31, 2000 and 2001, respectively, and are included primarily in operation and maintenance expenses and general and administrative expenses. In addition, during the three months ended March 31, 2001, the Company incurred costs primarily related to corporate support services which were billed to Reliant Energy and its affiliates of $7 million.

     Below is a detail of accounts and notes payable to affiliated companies that are not part of the Company:

                                                                              DECEMBER 31, 2000     MARCH 31, 2001
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
Net accounts receivable-- affiliated companies ............................   $              94    $              54
Net short-term notes payable-- affiliated companies .......................              (1,415)                (349)
Net long-term notes payable-- affiliated companies ........................                (648)              (1,325)
                                                                              -----------------    -----------------
         Total net accounts and notes payable--affiliated companies .......   $          (1,969)   $          (1,620)
                                                                              =================    =================

     Net accounts receivable to affiliated companies, representing primarily current month balances of transactions between the Company and Reliant Energy or its subsidiaries, relate primarily to natural gas purchases and sales, interest, charges for services and office space rental. Net short-term notes payable/receivable to/from affiliated companies represent the accumulation of a variety of cash transfers and operating transactions and specific negotiated financing transactions with Reliant Energy or its subsidiaries and generally bear interest at market-based rates. Net long-term notes payable/receivable to/from affiliated companies primarily relate to specific negotiated financing transactions with Reliant Energy or its subsidiaries that bear interest at market-based rates. See the discussion below for information regarding the notes payable entered into by the Company with Reliant Energy during 2000 related to the acquisition of UNA, a Dutch power generation company. Net interest expense related to these net borrowings/receivables was $21 million and $15 million during the three months ended March 31, 2000 and 2001, respectively. See Notes 12(b) and 12(c) for information regarding the repayment and conversion or contribution into equity of some of these intercompany obligations and related interest payable in May 2001 in connection with the closing of the Offering in May 2001.

     In connection with funding its purchase of UNA (see Note 5(b) to Reliant Resources Prospectus Notes), a subsidiary of the Company entered into a 560 million Euro-denominated note (approximately $528 million and $491 million based on December 31, 2000 and March 31, 2001 exchange rate of 1.0616 and 1.1406 Euros per U.S. dollars, respectively) with Reliant Energy, which matures on July 1, 2001. At March 31, 2001, the entire Euro 560 million was outstanding on this note. On January 9, 2001, the Company entered into a subordinated note agreement with Reliant Energy for $1.5 billion. The proceeds of the subordinated note were used to pay off existing notes payable between the Company and Reliant Energy and its subsidiaries. The subordinated note is due in July 2002, and bears interest at market rates. Reliant Energy agreed that $1.9 billion of the Company's debt to Reliant Energy and its subsidiaries, including this subordinated note and the Euro 560 million note, would be converted or contributed to equity as a capital contribution prior to the closing of the Offering (see Note 12(c)).

     In March 2001, pursuant to the master separation agreement, the Company paid $236 million in principal of the debt owed to Reliant Energy. The repayment was made with general corporate funds of the Company, including amounts borrowed under the Company's credit facilities.

     The Company purchases natural gas and transportation services from, supplies natural gas to, and provides marketing and risk management services to affiliates of Reliant Energy that are not part of the Company. Purchases of transportation services and natural gas from Reliant Energy and its subsidiaries were $46 million and $88 million in the three months ended March 31, 2000 and 2001, respectively. During the three months ended March 31, 2000 and 2001, the sales and services to Reliant Energy and its subsidiaries totaled $148 million and $322 million, respectively.

     During the three months ended March 31, 2000 and 2001, Reliant Energy or its subsidiaries made equity contributions to the Company of $20 million and $53 million, respectively. The contributions in the three months ended March 31, 2000 primarily related to general operating costs. The contributions in the three months ended March 31, 2001, primarily related to the contribution of net benefit assets and liabilities, net of deferred income taxes.

(4)  ACQUISITION OF RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC

     On May 12, 2000, a subsidiary of the Company purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having an aggregate net generating capacity of approximately 4,262 megawatts (MW). With the exception of development entities that were sold to another subsidiary of the Company in July 2000, the assets of the entities acquired are held by Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA). The purchase price for the May 2000 transaction was $2.1 billion, subject to post-closing adjustments which management does not believe will be material. The Company accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. The Company's fair value adjustments related to the acquisition primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, materials and supplies inventory, environmental reserves and related deferred taxes. The Company finalized these fair value adjustments in May 2001. There were no additional material modifications to the preliminary adjustments from December 31, 2000. For additional information regarding the acquisition of REMA, see Note 5(a) to Reliant Resources Prospectus Notes.

     The Company's results of operations include the results of REMA only for the period beginning May 12, 2000. The following table presents selected unaudited actual financial information and unaudited pro forma information for the three months ended March 31, 2000, as if the acquisition had occurred on January 1, 2000. Pro forma amounts also give effect to the sale and leaseback of interests in three of the REMA generating plants, consummated in August 2000. For additional information regarding the sale and leaseback transactions, see
Note 11(c) to Reliant Resources Prospectus Notes.

                         THREE MONTHS ENDED MARCH 31, 2000
                         ---------------------------------
                           ACTUAL                PRO FORMA
                         ---------               ---------
                                   (IN MILLIONS)
Revenues ..............  $   2,321               $   2,428
Net loss ..............        (23)                    (38)

     These unaudited pro forma results, based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of the REMA entities had occurred on January 1, 2000. Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense and income taxes.

(5)  DEPRECIATION AND AMORTIZATION EXPENSE.

     Depreciation for the three months ended March 31, 2000 and March 31, 2001 was $19 million and $31 million, respectively. Amortization of goodwill for the same periods was $9 million for both periods. Other amortization expense, including amortization of air emissions regulatory allowances and other intangibles, was zero during three months ended March 31, 2000 and $24 million during the three months ended March 31, 2001.

(6)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive loss:

                                                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                          ------------------------------------
                                                                                              2000                    2001
                                                                                          ------------            ------------
                                                                                                      (IN MILLIONS)
Net (loss) income ..............................................................          $        (23)           $         82
Other comprehensive income (loss):
  Foreign currency translation adjustments .....................................                   (10)                     (1)
  Additional minimum unqualified pension liability adjustment ..................                    --                      (6)
  Cumulative effect of adoption of SFAS No. 133 ................................                    --                    (290)
  Net deferred gains from cash flow hedges .....................................                    --                     186
  Plus: Reclassification of deferred losses on derivatives realized in net
    income .....................................................................                    --                      20
  Unrealized gain on available-for-sale securities .............................                     1                       7
  Plus: Reclassification adjustment for impairment loss on
    available-for-sale securities realized in net income .......................                    14                      --
                                                                                          ------------            ------------
Comprehensive loss .............................................................          $        (18)           $         (2)
                                                                                          ============            ============

(7)  SHORT-TERM BORROWINGS FROM THIRD PARTIES

     As of March 31, 2001, the Company had $3.5 billion in committed credit facilities, of which $1.2 billion remained unused. Credit facilities aggregating $3.0 billion were unsecured. As of March 31, 2001, letters of credit outstanding under these facilities aggregated $958 million. As of March 31, 2001, borrowings of $1.4 billion were outstanding under these facilities of which $829 million were classified as long-term debt, based upon the availability of committed credit facilities and management's intention to maintain these amounts in excess of one year.

     Thirteen of the above credit facilities, aggregating $1.8 billion in committed credit, became effective during the first quarter of 2001. At March 31, 2001, borrowings under these facilities were $420 million and letters of credit outstanding under these facilities were $564 million. The facilities expire on October 1, 2001. Interest rates on the borrowings are based on the prime rate, the Federal Funds Effective Rate plus a margin, London interbank offer rate (LIBOR) plus a margin, or a rate determined through a bidding process. These facilities contain various business and financial covenants requiring the Company to, among other things, maintain a ratio of net debt to the sum of net debt, stockholders' equity and subordinated affiliate debt not to exceed 0.60 to 1.00. Such covenants are not anticipated to materially restrict the Company from borrowing funds or issuing letters of credit under such facilities. The facilities are subject to facility and usage fees that are calculated based on the amount of the commitments and on the outstanding amounts under the facilities, respectively.

(8)  EARNINGS PER SHARE

     The following table presents Reliant Resources' basic and diluted earnings per share (EPS) calculation:

                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                  MARCH 31, 2001
                                                                 ----------------
                                                                   (IN MILLIONS,
                                                                  EXCEPT SHARE AND
                                                                 PER SHARE AMOUNTS)
Basic and Diluted EPS Calculation:
  Income before cumulative effect of accounting change .....     $               79
  Cumulative effect of accounting change, net of tax .......                      3
                                                                 ------------------
  Net income ...............................................     $               82
                                                                 ==================

Weighted average shares outstanding ........................            240,000,000

Basic and Diluted EPS:
  Income before cumulative effect of accounting change .....     $             0.33
  Cumulative effect of accounting change, net of tax .......                   0.01
                                                                 ------------------
  Net income ...............................................     $             0.34
                                                                 ==================

     Prior to August 9, 2000, Reliant Resources was not a separate legal entity and therefore had no historical capital structure. Accordingly, earnings per share have not been presented for the three months ended March 31, 2000.

     Reliant Resources' Certificate of Incorporation was amended to, among other things, effect a 240,000 to 1 stock split of Reliant Resources' common stock on January 5, 2001. As of March 31, 2001, there were no subsequent issuances of stock or options. See Note 12(b) for information regarding shares of Reliant Resources common stock issued in the Offering.

(9)  COMMITMENTS AND CONTINGENCIES

(a)  Legal Matters.

     California Wholesale Market. Reliant Energy, Reliant Energy Services, Inc., REPG and several other indirect subsidiaries of Reliant Resources have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources (see Note 4(d) to the Reliant Resources Prospectus Notes), Reliant Resources has agreed to indemnify Reliant Energy for any damages arising under these lawsuits and may elect to defend these lawsuits at the Company's own expense. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. In one of the cases the plaintiffs allege aggregate damages of over $4 billion. Defendants have removed all of these cases to federal court. Furthermore, defendants have filed a motion with the Panel on Multidistrict Litigation seeking transfer and consolidation of these cases. Defendants seek consolidation and transfer of these cases to a jurisdiction outside California, noting that the federal judges in California are potentially disqualified because they are ratepayers. The judges assigned to the cases in the Southern District and Northern District of California have recused themselves on these grounds. These lawsuits have only recently been filed. Therefore, the ultimate outcome of the lawsuits cannot be predicted with any degree of certainty at this time. However, the Company believes, based on its analysis to date of the claims asserted in these lawsuits and the underlying facts, that resolution of these lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(b)  Environmental Matters.

     REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire REMA (see Note 5(a) of the Reliant Resources Prospectus Notes), the Company became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward Generating Station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of March 31, 2001, REMA has liabilities associated with six ash disposal site closures and six site investigations and environmental remediations. The Company has recorded its estimate of these environmental liabilities in the amount of $36 million as of March 31, 2001. The Company expects approximately $13 million will be paid over the next five years.

     UNA Asbestos Abatement and Soil Remediation. Prior to the Company's acquisition of UNA (see Note 5(b) of the Reliant Resources Prospectus Notes), UNA had a $25 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with UNA's properties. UNA began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of some leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are to be fully completed by 2005. As of March 31, 2001, the estimated undiscounted liability for this asbestos abatement and soil remediation was $22 million.

(c)  Other Legal and Environmental Matters.

     The Company is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. The Company's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company's management believes that the disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(d)  California Wholesale Market Uncertainty.

     During the summer and fall of 2000, and continuing into early 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the electric spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels, until rates were raised, with certain limitations discussed below, by the California Public Utilities Commission (CPUC) on January 4, 2001 and March 27, 2001. This caused two of California's public utilities, which are the Company's customers based on its deliveries to the California Power Exchange (Cal PX) and the California Independent System Operator (Cal ISO), to accrue billions of dollars of unrecovered wholesale power costs and to ultimately default in January and February 2001 on payments owed for wholesale power purchased through the Cal PX and from the Cal ISO and, in the case of Pacific Gas and Electric Company (PG&E), to file a voluntary petition for bankruptcy.

     As of December 31, 2000, the Company was owed $101 million by the Cal PX and $181 million by the Cal ISO. In the fourth quarter of 2000, the Company recorded a pre-tax provision of $39 million against receivable balances related to energy sales in the California market. From January 1, 2001 through March 31, 2001, the Company has collected $110 million of these receivable balances. As of March 31, 2001, the Company was owed a total of $337 million by the Cal ISO, the Cal PX, the California Department of Water Resources (CDWR) and California Energy Resource Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through March 31, 2001. In the first quarter of 2001, the Company recorded a pre-tax provision of $38 million against receivable balances related to energy sales from January 1, 2001 through March 31, 2001 in the California market. Management will continue to assess the collectibility of these receivables based on further developments affecting the California electricity market and the market participants described herein. Additional provisions to the allowance may be warranted in the future.

     Nevertheless, on May 9, 2001, at the request of California Governor Gray Davis, representatives of a number of generation and/or marketing companies doing business in California met with Governor Davis to discuss the California situation. At this meeting, Governor Davis suggested that he felt it would be appropriate for the entities owed money by the two defaulting California utilities to accept $0.70 on the dollar in settlement of the receivables. No basis for this proposal was expressed. The Company does not believe that such a settlement is acceptable and intends to continue to pursue collection of all amounts owed to the Company by the two defaulting California utilities.

     In response to the filing of a number of complaints challenging the level of wholesale prices, the Federal Energy Regulatory Commission (FERC) initiated a staff investigation and issued an order on December 15, 2000 implementing a series of wholesale market reforms, including an interim price review procedure for prices above a $150/MWh "breakpoint" on sales to the Cal ISO and through the Cal PX. The order did not prohibit sales above the "breakpoint," but the seller was subject to weekly reporting and monitoring requirements. For each reported transaction, potential refund liability extends for a period of 60 days following the date any such transaction is reported to the FERC. On March 9, 2001, the FERC issued a further order establishing a proxy market clearing price of $273/MWh for January 2001, and on March 16, 2001 the FERC issued a notice setting the proxy market clearing price at $430/MWh for February 2001. On April 16, 2001, the FERC issued a notice setting the proxy market clearing price at $300/MWh for March 2001. On May 14, 2000, the FERC issued a notice setting the proxy market clearing price at $318 MWh for April 2001.

     In the FERC's March 9 and March 16 orders, the FERC outlined criteria for determining amounts subject to possible refund based on the proxy market clearing price for January and February 2001 and indicated that approximately $12 million of the $125 million charged by the Company in January 2001 for sales in California to the Cal ISO and the Cal PX and approximately $7 million of the $47 million charged by the Company in February 2001 for sales in California to the Cal ISO were subject to possible refunds. In an order issued April 16, 2001, the FERC found that the Company did not have any potential refund obligations associated with its sales in March 2001. In an order issued May 14, 2001, the FERC found that the Company did not have any potential refund obligations associated with its sales in April 2001. In the March 9 and March 16 orders, the FERC set forth procedures for challenging possible refund obligations. On April 11 and 13, the Company submitted cost or other justification for most of the prices charged above the proxy market clearing prices established in the March 9 and March 16 orders. On May 4, 2001, the FERC notified the Company that its price justification was insufficient and additional justification would be required to avoid refund. On May 11, 2001, the Company submitted additional justification for prices charged above the proxy market clearing prices. Any refunds the Company may ultimately be obligated to pay are to be credited against unpaid amounts owed to the Company for its sales in the Cal PX or to the Cal ISO. While the December 15 order established that a refund condition would be in place for the period beginning October 2, 2000 through December 31, 2002, this refund condition for January, February and March 2001 sales is limited to the amounts identified for possible refund. The balance of sales in these months, representing the vast majority of the Company's California sales in such months, are no longer subject to refund since they were not challenged during the 60-day period following the reporting of such sales. Sales prior to January 2001 and subsequent to October 2, 2000 remain subject to refund under the FERC's December 15 order. The December 15 order also eliminated the requirement that California's public utilities sell all of their generation into and purchase all of their power from the Cal PX and directed that the Cal PX wholesale tariffs be terminated effective April 2001. The Cal PX has since suspended its day-ahead and day-of markets and filed for bankruptcy protection on March 9, 2001. Motions for rehearing have been filed on a number of issues related to the December 15 order and such motions are still pending before the FERC.

     On April 26, 2001, the FERC issued an order establishing a market monitoring and mitigation plan for the California markets to replace the $150/MWh breakpoint plan, which began on May 29, 2001 and will be effective for no more than one year. The plan retains the "breakpoint" approach to price mitigation, for bids in the real-time market during periods when power reserves fall below 7.5 percent (i.e., Stages 1, 2 and 3 emergencies). The plan's breakpoint amount will be based on variable cost calculations using data submitted confidentially by each gas-fired generator to the FERC and the Cal ISO. The Cal ISO is instructed to use this data and daily indices of natural gas and emissions allowance costs to establish the market-clearing price in real-time based on the marginal cost of the highest-cost generator called to run. The plan also increases the Cal ISO's authority to coordinate and control generating facility outages, subject to periodic reports to and review by the FERC; requires generators in California to offer all their available capacity for sale in the real-time market, and conditions sellers' market-based rate authority such that sellers violating certain conditions on their bids will be subject to increased scrutiny by the

FERC, potential refunds and even revocation of their market-based rate authority. The FERC conditioned implementation of the market monitoring and mitigation plan on the Cal ISO and the three California public utilities filing a regional transmission organization proposal by June 1, 2001. On June 1, 2001, the Cal ISO and the three California public utilities filed this proposal.

     In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the CPUC, the California Electricity Oversight Board, the California Bureau of State Audits, the California State Senate and the California Office of the Attorney General all have separate ongoing investigations into the high prices and their causes. With the exception of a report by the California Bureau of State Audits, none of these investigations have been completed and no findings have been made in connection with any of them. The recently released California state audit report concluded that the foremost cause of the market disruptions in California was fundamental flaws in the structure of the power market.

     Despite the market restructuring ordered under the December 15 order, the California public utilities have continued to accrue unrecovered wholesale costs. As a result, the credit ratings of two of these public utilities were severely downgraded to below investment grade in January 2001. As their credit lines became unavailable, the two utilities defaulted on payments due to the Cal PX and the Cal ISO, which operate financially as pass-through entities, coordinating payments from buyers and sellers of electricity. As a result, the Cal PX and Cal ISO were not able to pay final invoices to market participants totaling over $1 billion. The default of two of California's public utilities on amounts owed the Cal PX and the Cal ISO for purchased power, and the filing of a voluntary petition for bankruptcy by PG&E, have further exacerbated the current crisis in the California wholesale markets and resulted in substantial uncollected receivables owed to the Company by the Cal ISO and the Cal PX. The Cal PX's efforts to recover the available collateral of the utilities, in the form of block forward contracts, were frustrated by the emergency acts of California's Governor, who seized control of the contracts upon the expiration of temporary restraining orders prohibiting such action. Although obligated to pay reasonable value for the contracts, the state of California has not yet made any payment to the Company for the contracts. Various actions have been filed and are still pending challenging the Governor's ability to seize these contracts and seeking to impose an obligation to pay the fair market value of the contracts as of the date seized.

     Upon the default of the two utilities on amounts due to the Cal PX, the Cal PX issued "charge-backs" allocating the utilities' defaults to the other market participants. Proceedings were brought both in federal court and at the FERC seeking a suspension of the charge-backs and challenging the reasonableness of the Cal PX's actions. The Cal PX agreed to a preliminary injunction suspending any of its charge-back activities and on April 16, 2001, the FERC issued an order finding the charge-backs to be unjust and unreasonable under the circumstances but deferred further action pending resolution of certain state proceedings. Amounts owed to the Company were debited in invoices by the Cal PX for charge-backs in the amount of $29 million and, on February 14, 2001, the Company filed its own lawsuit against the Cal PX in the United States District Court for the Central District of California, seeking a recovery of those amounts and a stay of any further charge-backs by the Cal PX, to which the parties agreed. The filing of bankruptcy by the Cal PX has automatically stayed for some period the various court and administrative cases against the Cal PX. However, in its April 16 order, the FERC asserted its regulatory power to address the charge-back issues.

     The two defaulting utilities have both filed lawsuits challenging the refusal of state regulators to allow wholesale power costs to be passed through to retail customers under the "filed rate doctrine." The suit brought by PG&E was dismissed without prejudice on May 2, 2001, on ripeness grounds because PG&E based its claims in part on non-final interim orders of the CPUC, but may be refiled once the challenged CPUC interim orders become final decisions. In the suit brought by Southern California Edison Company (SCE), the judge has denied SCE's request for preliminary relief, and an immediate retail rate increase, but is expected to issue a decision on the merits. The filed rate doctrine provides that wholesale power costs approved by the FERC are entitled to be recovered through rates. Additionally, to address the failing financial condition of the two defaulting utilities and the utilities' potential bankruptcy, the California Legislature passed emergency legislation, effective January 18, 2001 and February 2, 2001, appropriating funds to be used by the CDWR for the purchase of wholesale electricity on behalf of the utilities and authorizing the sale of bonds to fund future purchases under long-term power contracts with wholesale generators. The CDWR has solicited bids and has reported that it has entered into some long-term contracts with generators and continued the purchasing of short-term power contracts. No bonds have yet been issued by the CDWR to support long-term power purchases or to provide credit support for short-term purchases. However, on

May 10, 2001, California Governor Davis signed legislation into law that allows the CDWR to issue up to $13.4 billion in bonds to cover the purchase of power. The proceeds from this bond issuance, however, may not be used to pay for any undercollections or existing debt of the utilities.

     As noted above, two of California's public utilities have defaulted in their payment obligations to the Cal PX and the Cal ISO as a result of the refusal of state regulators to allow them to recover their wholesale power costs. This refusal by state regulators has also caused the utilities to default on numerous other financial obligations, and in the case of Pacific Gas and Electric Company, to file a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. On March 27, 2001, the CPUC approved an increase in the retail rates of the two defaulting California utilities but ordered the utilities to apply the increase to pay the CDWR for power purchased by the CDWR on the utilities' behalf. Because the CPUC order attempts to prevent use of the increased revenue to pay suppliers for electricity delivered before the date of the decision, the rate increase does not address the existing indebtedness of the utilities. While the bankruptcy filing will result in further post-petition purchases of wholesale electricity being considered administrative expenses of the debtor, a substantial delay could be experienced in the payment of pre-petition receivables pending the confirmation of a reorganization plan. The California Legislature is currently considering legislation under which a state entity would be formed to purchase and operate a substantial share of the transmission lines in California in an effort to provide cash to the utilities. A number of the creditors for one of the other troubled California public utilities, SCE, have indicated, however, that unless there is more action on a plan to restore the utility's solvency, an involuntary bankruptcy filing may be made by such creditors. SCE's April 9, 2001 memorandum of understanding with the state of California, which would transfer the utility's transmission system to the CDWR or another state agency for approximately $2.76 billion, is intended to address these issues. The closing of this type of transaction is subject to numerous factors including the completion of documentation and extensive regulatory approvals including approval by the FERC.

     Because California's power reserves remained at low levels, in part as a result of the lack of creditworthy buyers of power given the defaults of the California utilities, the Cal ISO relied on emergency dispatch orders requiring generators to provide at the Cal ISO's direction all power not already under contract. The power supplied to the Cal ISO was used to meet the needs of the customers of the utilities, even though two of those utilities did not have the credit required to receive such power under the Cal ISO's tariff and were unable to pay for it. The Cal ISO had previously obtained a preliminary injunction on March 21, 2001 from a federal district court in California compelling the Company to comply with emergency dispatch orders despite the utilities' failure to meet credit standards, based on the court's conclusion that the Cal ISO's tariff provisions regarding credit were not applicable to emergency dispatch orders. On March 22, 2001, the Company filed a notice of appeal of the district court's injunction with the Ninth Circuit Court of Appeals and on March 23, 2001 the Company filed an emergency motion for stay of injunction. Because the Company showed a "high likelihood of success on the merits" of the appeal, the Ninth Circuit Court of Appeals granted the stay on April 5, 2001, suspending the district court's preliminary injunction pending its final ruling in the appeal. On April 6, 2001, the FERC issued an order confirming that the credit provisions of the Cal ISO's tariff apply to all sales of electricity under the tariff, including the emergency dispatch orders. As a result of the FERC's order, the district court's preliminary injunction expired in accordance with its terms and the district court dismissed the Cal ISO's complaint. Therefore, the Company did not pursue its appeal to the Ninth Circuit and is no longer compelled to comply with the emergency dispatch orders in the absence of a creditworthy counterparty. As of March 31, 2001, the Company was owed $108 million for power provided in compliance with the emergency dispatch orders.

     In May 2001, a bill was passed by the California Senate that proposed a tax on "windfall profits" earned by electric generators in California. The bill would impose a 100% tax on any electricity sold by California generators that exceeds a "just and reasonable price," such price to be set by the CPUC. Initially, the rate would be set at $80 per MWh. The bill must still be voted on and passed by the California Assembly, and signed by the Governor, before it will become law. At this time, the Company cannot predict whether this legislation will be enacted into law, or if enacted, what form it will take or whether it may be legally applied to the Company's operations. If the bill in its current form is enacted into law, such a tax could significantly increase the cost of operating power generation facilities serving the California market and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(e)  Indemnification of Stranded Costs.

     The stranded costs in the Dutch electricity market are considered to be the liabilities, uneconomical contractual commitments, and other costs associated with obligations entered into by the coordinating body for the Dutch electricity generating sector, N.V. Samenwerkende elecktriciteits-produktiebedrijven (SEP), plus some district heating contracts with some municipalities in Holland. As of December 29, 2000, SEP changed its name to BV Nederlands Elektriciteit Administratiekantoor.

     Under the Cooperation Agreement (OvS Agreement), UNA and the other Dutch generators agreed to sell their generating output through SEP. Over the years, SEP incurred stranded costs as a result of a perceived need to cover anticipated shortages in energy production supply. SEP stranded costs consist primarily of investments in alternative energy sources and fuel and power purchase contracts currently estimated to be uneconomical.

     In December 2000, the Dutch parliament adopted legislation, The Electricity Production Sector Transitional Arrangements Act (Transition Act), allocating to the Dutch generation sector, including UNA, financial responsibility for various stranded costs contracts and other liabilities of SEP. The Transition Act also authorizes the government to purchase from SEP at least a majority of the shares in the Dutch national transmission grid company. The legislation became effective in all material respects on January 1, 2001.

     The Transition Act allocates financial responsibility to the individual Dutch generators based on their average share in the costs and revenues under the OvS Agreement during the past ten years. UNA's allocated share of these costs has been set at 22.5%. Among other things, the Transition Act allocates to the four Dutch generation companies, including UNA, financial responsibility for SEP's obligations to purchase electricity and gas under an import gas supply contract and three electricity import contracts and experimental coal facility and district heating contracts. The gas import contract expires in 2015 and provides for gas imports aggregating 2.283 billion cubic meters per year. The three electricity contracts have the following capacities and terms: (a) 300 MW through 2005, (b) 600 MW through 2005 and (c) 600 MW through 2002 and 750 MW through 2009. The generators have the option of assuming their pro rata interests in the contracts or, subject to the assignment terms of the contracts, selling their interests to third parties.

     In connection with the acquisition of UNA, the selling shareholders of UNA agreed to indemnify UNA for some stranded costs in an amount not to exceed 1.4 billion Dutch Guilders (NLG) (approximately $558 million based on an exchange rate of 2.51 NLG per U.S. dollar as of March 31, 2001), which may be increased in some circumstances at the option of the Company up to NLG 1.9 billion (approximately $757 million). Of the total consideration paid by the Company for the shares of UNA, NLG 900 million (approximately $359 million) has been placed by the selling shareholders in an escrow account under the direction of the Dutch Ministry of Economic Affairs to secure indemnity obligations. Although the Company's management believes that the indemnity provision will be sufficient to fully satisfy UNA's ultimate share of any stranded costs obligation, this judgment is based on numerous assumptions regarding the ultimate outcome and timing of the resolution of the stranded cost issue and the selling shareholders' timely performance of their obligations under the indemnity arrangement, among other factors.

     The Transition Act provides also that, subject to the approval of the European Commission, the Dutch government will make financial compensation to the Dutch generation sector for the out of market costs associated with two stranded cost items: an experimental coal facility and district heating contracts.

     As a result of the above, UNA recorded an out-of-market, net stranded cost liability of $544 million at March 31, 2001 for its statutorily allocated share of these contracts. In addition, UNA recorded a corresponding asset of equal amount for the indemnification of this obligation from UNA's former shareholders.

     The four Dutch generation companies and SEP are in discussions with the Dutch Ministry of Economic Affairs regarding the implementation of the Transition Act. In the first quarter of 2001, the parties have reached an agreement in principle with the Dutch Ministry of Economic Affairs regarding the compensation to be paid to SEP for the national transmission grid company. The proposed compensation amount is NLG 2.55 billion (approximately $1.0 billion based on an exchange rate of 2.51 NLG per U.S. dollar as of March 31, 2001). Although the Transition Act clarifies many issues regarding the anticipated resolution of the stranded costs debate in the Netherlands, there remain considerable uncertainties regarding the exact manner in which the Transition Act will be implemented and the potential for third parties to challenge the Transition Act on legal and constitutional grounds.

(f)  Payment to Reliant Energy in 2004.

     To the extent the Company's price for providing retail electric service to residential and small commercial customers in Reliant Energy's Houston service territory during 2002 and 2003, which price is mandated by the Texas electric restructuring law, exceeds the market price of electricity, the Company will be required to make a payment to Reliant Energy in early 2004 unless the Public Utility Commission of Texas (Texas Utility Commission) determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within Reliant Energy's Houston, Texas service territory as of January 1, 2002 is committed to be served by retail electric providers other than the Company. If the 40% test is not met and a payment is required, the amount of this payment will not exceed, but could be up to $150 per customer multiplied by the number of residential or small commercial customers, as the case may be, that the Company serves on January 1, 2004 in Reliant Energy's traditional service territory, less the number of new retail electric customers the Company serves in other areas of Texas. As of March 31, 2001, Reliant Energy had approximately
1.5 million residential and small commercial customers. In the master separation agreement between the Company and Reliant Energy, the Company has agreed to make this payment, if any, to Reliant Energy.

(10) BENEFIT CURTAILMENT AND ENHANCEMENT CHARGE

     During the three months ended March 31, 2001, the Company recognized a pre-tax, non-cash charge of $100 million relating to the redesign of some of Reliant Energy's benefit plans in anticipation of Reliant Resources' separation from Reliant Energy.

     Effective March 1, 2001, the Company will no longer accrue benefits under a noncontributory pension plan for its domestic non-union employees (Resources Participants). Effective March 1, 2001, each non-union Resources Participant's unvested pension account balance became fully vested and a one-time benefit enhancement was provided to some qualifying participants. During the first quarter of 2001, the Company incurred a charge to earnings of $83 million (pre-tax) for a one-time benefit enhancement and a gain of $23 million (pre-tax) related to the curtailment of Reliant Energy's pension plan. In connection with the Distribution, the Company expects to incur a loss of $41 million (pre-tax) related to the settlement of Reliant Energy's pension plan.

     Effective March 1, 2001, the Company discontinued providing subsidized postretirement benefits to its domestic non-union employees. The Company incurred a pre-tax charge of $40 million during the first quarter of 2001 related to the curtailment of the Company's postretirement obligation. In connection with the Distribution, the Company expects to incur a pre-tax gain of $18 million related to the settlement of the postretirement benefit obligation. For additional information regarding these benefit plans, see Notes 9(b) and 9(d) to Reliant Resources Prospectus Notes.

(11) REPORTABLE SEGMENTS

     The Company's determination of reportable segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers. The Company has identified the following reportable segments:
Wholesale Energy, European Energy, Retail Energy and Other Operations. For descriptions of these financial reporting segments, see Note 1 to Reliant Resources Prospectus Notes. There were no material inter-segment revenues during the quarters ended March 31, 2000 and March 31, 2001.

     Financial data for business segments are as follows:

                                        FOR THE THREE MONTHS ENDED                     AS OF
                                               MARCH 31, 2000                    DECEMBER 31, 2000
                            --------------------------------------------------   -----------------
                                                              INCOME OF EQUITY
                                                               INVESTMENTS OF
                            REVENUES FROM      OPERATING       UNCONSOLIDATED          TOTAL
                            NON-AFFILIATES   INCOME (LOSS)      SUBSIDIARIES           ASSETS
                            --------------   -------------    ----------------   -----------------
                                                         (IN MILLIONS)
Wholesale Energy ........   $        2,156   $         (22)   $              1   $          10,882
European Energy .........              150              35                  --               2,473
Retail Energy ...........               15              (8)                 --                 131
Other Operations ........               --              (3)                 --                 106
                            --------------   -------------    ----------------   -----------------
Consolidated ............   $        2,321   $           2    $              1   $          13,592
                            ==============   =============    ================   =================

                                        FOR THE THREE MONTHS ENDED                    AS OF
                                               MARCH 31, 2001                     MARCH 31, 2001
                            --------------------------------------------------   -----------------
                                                              INCOME OF EQUITY
                                                               INVESTMENTS OF
                            REVENUES FROM      OPERATING       UNCONSOLIDATED          TOTAL
                            NON-AFFILIATES   INCOME (LOSS)      SUBSIDIARIES           ASSETS
                            --------------   -------------    ----------------   -----------------
                            (IN MILLIONS)
Wholesale Energy ........   $        9,593   $         216    $             13   $          10,795
European Energy .........              248              18                  --               3,024
Retail Energy ...........               27              (3)                 --                 162
Other Operations ........                3            (117)                 --                 134
                            --------------   -------------    ----------------   -----------------
Consolidated ............   $        9,871   $         114    $             13   $          14,115
                            ==============   =============    ================   =================

     Reconciliation of Operating Income to Net (Loss) Income:

                                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------------
                                                                           2000                    2001
                                                                       ------------            ------------
                                                                                   (IN MILLIONS)
Operating income ................................................      $          2            $        114
Interest expense ................................................               (11)                    (24)
Interest income .................................................                 4                      12
Interest expense - affiliated companies, net ....................               (22)                    (15)
(Loss) gain from investments ....................................               (15)                      7
Income of equity investment of unconsolidated subsidiaries ......                 1                      13
Other income ....................................................                 1                       2
Income tax benefit (expense) ....................................                17                     (30)
Cumulative effect of accounting change ..........................                --                       3
                                                                       ------------            ------------
Net (loss) income ...............................................      $        (23)           $         82
                                                                       ============            ============

(12) SUBSEQUENT EVENTS

(a)  Construction Agency Agreement.

     In April 2001, the Company through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities have an aggregate financing commitment from equity and debt participants (the Investors) of $2.5 billion. The Company, through several of its subsidiaries, acts as construction agent for the special purpose entities, and is responsible for completing construction of these projects by August 31, 2004, but has generally limited its risk related to construction completion to less than 90% of project costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, the Company's subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If the Company does not exercise its option to lease any project at completion, the Company must purchase the project or remarket the project on behalf of the special purpose entities. At the end of an individual project's operating lease term (approximately five years from construction completion), the lessees have the option to extend the lease at fair market value, purchase the project at a fixed amount equal to the original construction cost, or act as remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment, up to 85% of the project cost if the proceeds from remarketing are deficient to repay the Investors. The Company has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and if the lease option is exercised, the lessee's obligations during the lease period.

(b)  Initial Public Offering of Reliant Resources.

     On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources, to own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering. On May 4, 2001, the Company completed its initial public offering of 52 million shares of its common stock and received net proceeds of approximately $1.5 billion. On May 11, 2001, the underwriters of the Offering exercised an option to buy an additional 7.8 million shares of Reliant Resources common stock, resulting in receipt of $222 million of additional net proceeds. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Resources used the remainder of the net proceeds of the Offering to increase the Company's working capital. Reliant Energy has publicly disclosed that it expects the Offering to be followed by a distribution of the remaining common stock of Reliant Resources owned by Reliant Energy to Reliant Energy's or its successor's shareholders within 12 months of the Offering. For additional information, see Notes 1 and 4 of the Reliant Resources Prospectus Notes.

(c)  Conversion of Indebtedness Owed to Reliant Energy and its Subsidiaries.

     In May 2001, Reliant Energy converted or contributed an aggregate of $1.7 billion of the indebtedness owed by the Company to Reliant Energy and its subsidiaries to equity, without the issuance of any additional shares of Reliant Resources' common stock pursuant to the terms of the master separation agreement. This was recorded as an increase to additional paid-in capital of the Company. In addition, $35 million of accrued interest related to this indebtedness was converted or contributed to equity of the Company during May 2001 pursuant to the master separation agreement. During the three months ended March 31, 2001, the Company recognized $16 million of interest expense to affiliates that was subsequently converted or contributed to equity of the Company in May 2001.

(d)  Credit Facility.

     In May 2001, the Company entered into two additional bilateral credit facilities with financial institutions, which provide for an aggregate of $350 million in committed credit. The facilities became effective in May 2001 and will expire on October 2, 2001. Interest rates on the borrowings are based on LIBOR plus a margin, a base rate or a rate determined through a bidding process. These facilities contain various business and financial covenants requiring the Company to, among other things, maintain a ratio of net debt to the sum of net debt, subordinated affiliate debt and shareholders' equity not to exceed 0.60 to
1.00. These covenants are not anticipated to materially restrict the Company from borrowing funds or obtaining letters of credit under these facilities. The credit facilities are subject to commitment and usage fees that are calculated based on the amount of the facility and on the amounts outstanding under the facilities, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

                                    OVERVIEW

     We are a rapidly growing provider of electricity and energy services with a focus on the deregulating competitive wholesale and retail segments of the electric power industry in the United States and Northwest Europe.

     In this section we discuss our results of operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity and capital resources. Our financial reporting segments include Wholesale Energy, European Energy, Retail Energy and Other Operations. For segment reporting information, please read Note 11 to our Interim Financial Statements.

     On May 12, 2000, one of our subsidiaries purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey, and Maryland having an aggregate net generating capacity of approximately 4,262 MW. With the exception of development entities that were sold to another subsidiary in July 2000, the assets of the entities acquired are held by REMA. The purchase price for the May 2000 transaction was $2.1 billion. We accounted for the acquisition as a purchase, and accordingly, our results of operations include the results of operations for REMA only for the period after the acquisition date. For additional information about this acquisition, including our accounting treatment of the acquisition, please read Note 5(a) to Reliant Resources Prospectus Notes and Note 4 to our Interim Financial Statements.

                       OUR SEPARATION FROM RELIANT ENERGY

     In connection with our separation from Reliant Energy, Reliant Energy has contributed to us effective December 31, 2000, by conveyance or merger, our wholesale, retail and other operations described in Note 1 to Reliant Resources Prospectus Notes. Through December 31, 2000, these operations were conducted by Reliant Energy and its direct and indirect subsidiaries. These operations consist of the following:

     o non-rate regulated power generation assets and related energy trading, marketing, power origination and risk management operations in North America and Northwest Europe,

     o    retail electric operations, and

     o other operations, including our ebusiness, communications, and venture capital businesses, which we refer to as "New Ventures businesses."

     The financial information for the three months ended March 31, 2000, discussed in this section is derived from the consolidated historical financial statements of Reliant Energy, which include the results of operations for all of Reliant Energy's businesses, including those businesses which we did not own. In order to prepare our financial statements for the three months ended March 31, 2000, contained in this Form 10-Q and discussed in this section, we carved-out the results of operations of the businesses that we own from Reliant Energy's consolidated historical financial statements. Accordingly, the results of operations discussed in this section include only revenues and costs directly attributable to the businesses we own and operate. Some of these costs are for facilities and services provided by Reliant Energy and for which our operations have historically been charged based on usage or other allocation factors. We believe these allocations are reasonable but they are not necessarily indicative of the expenses that would have resulted if we had actually operated independently of Reliant Energy. We may experience changes in our cost structure, funding and operations as a result of our separation from Reliant Energy, including increased costs associated with reduced economies of scale, and increased costs associated with being a publicly traded, stand alone company. We cannot currently predict, with any certainty, the actual amount of increased costs we may incur, if any.

     In May 2001, we offered 59.8 million shares of our common stock to the public at an initial public offering price of $30 per share and received net proceeds from the offering of $1.7 billion. Pursuant to the master separation agreement, we used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Energy has publicly disclosed that it expects to distribute the remaining common stock of Reliant Resources that it owns to Reliant Energy's or its successor's shareholders within 12 months of the closing of our initial public offering. For additional information regarding Reliant Energy's business separation plan, please read Notes 1 and 4 to Reliant Resources Prospectus Notes.

     The following table provides summary data for our consolidated results of operations for the three months ended March 31, 2000 and 2001.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------------
                                                                                2000                    2001
                                                                            ------------            ------------
                                                                                        (IN MILLIONS)
Revenues ........................................................           $      2,321            $      9,871
Operating Expenses ..............................................                  2,319                   9,757
                                                                            ------------            ------------
Operating Income ................................................           $          2            $        114
Other Expense, net ..............................................                     42                       5
Income Tax (Benefit) Expense ....................................                    (17)                     30
                                                                            ------------            ------------
(Loss) Income Before Cumulative Effect of Accounting Change .....           $        (23)           $         79
Cumulative Effect of Accounting Change, net of tax ..............                     --                       3
                                                                            ------------            ------------
Net (Loss) Income ...............................................           $        (23)           $         82
                                                                            ============            ============

Three months ended March 31, 2001 compared to three months ended March 31, 2000

     We reported consolidated net income of $82 million for the three months ended March 31, 2001 compared to a loss of $23 million for the three months ended March 31, 2000. The increase of $105 million was primarily due to increased earnings from Wholesale Energy partially offset by the following:

     o a $100 million pre-tax, non-cash charge relating to the redesign of some of Reliant Energy's benefit plans in anticipation of our separation from Reliant Energy,

     o a $38 million provision against receivable balances related to our energy sales during the three months ended March 31, 2001 in the California market, and

     o a decrease in margins for our European Energy segment as the Dutch wholesale electric market was completely opened to competition on January 1, 2001.

     An after-tax gain of $3 million was recognized in the three months ended March 31, 2001, related to the adoption of SFAS No. 133, which is discussed in
Note 2 to our Interim Financial Statements.

     Operating Income. For an explanation of changes in our operating income, please read the discussion below of operating income (loss) by segment.

     Other Income/Expense. Other expenses decreased by $37 million during the three months ended March 31, 2001 compared to the same period in 2000. This was primarily due to increased earnings from unconsolidated subsidiaries of Wholesale Energy in the first quarter of 2001 of $13 million compared to $0.5 million in the same period in 2000 and an impairment loss of $22 million on marketable equity securities classified as "available for sale" recorded in the first quarter of 2000. For additional information regarding our investment in the equity securities, see Note 2(l) to Reliant Resources Prospectus Notes.

     During the three months ended March 31, 2001, we recognized $16 million of interest expense to affiliates that was subsequently converted or contributed to our equity in May 2001 by Reliant Energy. See Note 12(c) to our Interim Financial Statements.

     Income Tax Expense. During the first quarter of 2000 and 2001, our effective tax rate was 43.3% and 28.3%, respectively. Our reconciling items from the federal statutory tax rate of 35% to the effective tax rate totaled $7.4 million for the first quarter of 2001. These items primarily related to income earned by UNA and were partially offset by nondeductible goodwill, state income taxes and valuation allowances. Our reconciling items from the federal statutory tax rate to the effective tax rate totaled $3.3 million for the first quarter of 2000. These items primarily related to income earned by UNA and were partially offset by nondeductible goodwill, state income taxes and valuation allowances. In 2001 and prior years, the earnings of UNA were subject to a zero percent Dutch corporate income tax rate as a result of the Dutch tax holiday related to the Dutch electric industry. In 2002, all of European Energy's earnings in the Netherlands will be subject to the standard Dutch corporate income tax rate, which currently is 35%.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The following table presents operating income (loss) for each of our business segments for the three months ended March 31, 2000 and 2001.

                                              OPERATING INCOME BY BUSINESS SEGMENT
                                              ------------------------------------
                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                              ------------------------------------
                                                  2000                    2001
                                              ------------            ------------
                                                         (IN MILLIONS)
Wholesale Energy ..................           $        (22)           $        216
European Energy ...................                     35                      18
Retail Energy .....................                     (8)                     (3)
Other Operations ..................                     (3)                   (117)
                                              ------------            ------------
         Total Consolidated .......           $          2            $        114
                                              ============            ============

WHOLESALE ENERGY

     Wholesale Energy includes our non-rate regulated power generation operations in the United States and our wholesale energy trading, marketing, power origination and risk management operations in North America. Trading and marketing purchases fuel to supply existing generation assets, sells the electricity produced by these assets, and manages the day-to-day trading and dispatch associated with these portfolios. As a result, we have made, and expect to continue to make, significant investments in developing the trading and marketing infrastructure including software, trading and risk control resources.

     The following table provides summary data regarding the results of operations of Wholesale Energy for the three months ended March 31, 2000 and 2001.

                                                                            WHOLESALE ENERGY
                                                                  ------------------------------------
                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------------
                                                                      2000                    2001
                                                                  ------------            ------------
                                                                  (IN MILLIONS, EXCEPT OPERATIONS DATA)
Operating Revenues ....................................           $      2,156            $      9,593
Operating Expenses:
  Fuel and cost of gas sold ...........................                  1,420                   5,654
  Purchased power .....................................                    687                   3,547
  Operation and maintenance ...........................                     32                     103
  General, administrative and development .............                     32                      32
  Depreciation and amortization .......................                      7                      41
                                                                  ------------            ------------
         Total Operating Expenses .....................           $      2,178            $      9,377
                                                                  ------------            ------------
Operating (Loss) Income ...............................           $        (22)           $        216
                                                                  ============            ============
Operations Data:
  Net Generation Capacity (in MW) .....................                  4,469                   9,231
  Electricity Wholesale Power Sales (in MMWH(1)) ......                     28                      76
  Natural Gas Sales (in Bcf(2)) .......................                    549                     767

----------
(1)  Million megawatt hours.

(2)  Billion cubic feet.

     Wholesale Energy's operating income increased $238 million for the first quarter of 2001 compared to the same period in 2000. The increase was primarily due to increased revenues from energy and ancillary services, the addition of our Mid-Atlantic assets and strong commercial and operational performance in other regions. These results were partially offset by higher general and administrative and air emissions expenses and a $38 million provision taken against receivable balances related to energy sales in the West region. Gross margins (revenues less fuel and cost of gas sold and purchased power) for Wholesale Energy rose by $343 million from the same quarter of last year.

     For information regarding the reserve against receivables and uncertainties in the California wholesale energy market, see Notes 9(a) and 9(d) to our Interim Financial Statements.

     Wholesale Energy's operating revenues increased $7.4 billion for the first quarter of 2001 compared to the same period in 2000. The increase was primarily due to increases in prices for gas and power sales and, to a lesser extent, higher volumes of both power and gas sales. Wholesale Energy's fuel and gas costs increased $4.2 billion in the first quarter of 2001 compared to the same period in 2000, largely due to a higher average cost of gas and increased volume. Wholesale Energy's purchased power expense increased $2.9 billion in the first quarter of 2001, primarily due to higher power sales volumes and higher average cost of power. Operation and maintenance expenses for Wholesale Energy increased $71 million in the first quarter of 2001 compared to the same period in 2000, primarily due to costs associated with the operation and maintenance of generating plants acquired or placed into service after the first quarter of 2000, lease expense associated with the Mid-Atlantic generating facilities' sale-leaseback transactions and higher staffing levels to support increased sales and expanded trading and marketing efforts. Depreciation and amortization expense for the first quarter of 2001 compared to the same period in 2000 increased by $34 million as a result of higher expense related to the amortization of air emissions regulatory allowances, primarily in the West region and depreciation of our Mid-Atlantic plants, which were acquired after the first quarter of 2000.

EUROPEAN ENERGY

     Our European Energy segment includes the operations of UNA and its subsidiaries and our European trading, marketing and risk management operations. European Energy generates and sells power from its generation facilities in the Netherlands and participates in the emerging wholesale energy trading and marketing industry in Northwest Europe.

     Beginning January 1, 2001, the Dutch wholesale electric market was completely opened to competition. Consistent with our expectations at the time that we made the acquisition, we anticipate that UNA will experience a significant decline in electric margins in 2001 attributable to the deregulation of the market. For additional information on these and other factors that may affect the future results of operations of European Energy, please read "Risk Factors -- Risks Related to our Wholesale Business -- We will experience a significant decline in our European Energy business segment's gross margin in 2001" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Our European Operations" in the Reliant Resources Prospectus, which information is incorporated herein by reference.

     The following table provides summary data regarding the results of operations of European Energy for the three months ended March 31, 2000 and 2001.

                                                         EUROPEAN ENERGY
                                              ------------------------------------
                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                              ------------------------------------
                                                  2000                    2001
                                              ------------            ------------
                                                         (IN MILLIONS)
Operating Revenues ................           $        150            $        248
Operating Expenses:
  Fuel and purchased power ........                     69                     182
  Operation and maintenance .......                     22                      20
  General and administrative ......                      4                       9
  Depreciation and amortization ...                     20                      19
                                              ------------            ------------
      Total Operating Expenses ....           $        115            $        230
                                              ------------            ------------
Operating Income ..................           $         35            $         18
                                              ============            ============

     Our European Energy segment operating income decreased $17 million for the first quarter of 2001 compared to the same period in 2000. The decrease was primarily due to a decrease in margins (revenues less fuel and purchased power) as the Dutch electric market was completely opened to competition on January 1, 2001. Increased margins from ancillary services and district heating partially offset this decline.

     European Energy's operating revenues increased $98 million for the first quarter of 2001 compared to the same period in 2000. This increase was primarily due to increased trading revenues associated with our participation in the now fully deregulated Dutch wholesale electric market. Fuel and purchased power costs increased $113 million in the first quarter of 2001 compared to the same period in 2000 primarily due to increased purchased power for trading activities, cost of natural gas and other fuels.

RETAIL ENERGY

     Retail Energy provides energy products and services to end-use customers, ranging from residential and small commercial customers to large commercial, institutional and industrial customers. In addition, Retail Energy includes billing and remittance services provided to Reliant Energy's regulated electric utility and two of its natural gas distribution divisions. Retail Energy charges the regulated electric and gas utilities for these services at cost. We will succeed to a significant electric retail customer base in the Houston metropolitan area when the Texas market opens to competition in January 2002.

     The following table provides summary data regarding the results of operations of Retail Energy for the three months ended March 31, 2000 and 2001.

                                                                    RETAIL ENERGY
                                                        ------------------------------------
                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------------
                                                            2000                    2001
                                                        ------------            ------------
                                                                   (IN MILLIONS)
Operating Revenues ..........................           $         15            $         27
Operating Expenses:
  Operation and maintenance .................                     20                      21
  General, administrative and development ...                      2                       7
  Depreciation and amortization .............                      1                       2
                                                        ------------            ------------
         Total Operating Expenses ...........           $         23            $         30
                                                        ------------            ------------
Operating Loss ..............................           $         (8)           $         (3)
                                                        ============            ============

     Our Retail Energy segment operating loss decreased $5 million in the first quarter of 2001 compared to the same period in 2000. Operating revenues increased $12 million in the first quarter of 2001 compared to the same period in 2000, primarily due to revenues from rate design and selection consulting services and increased revenues for the billing and remittance services provided to Reliant Energy. These increases were offset by lower revenues from energy service contracts compared to the same period in 2000. General, administrative and development expenses increased $5 million in the first quarter of 2001 compared to the same period in 2000, primarily due to increased personnel and employee related costs and costs related to building an infrastructure necessary to prepare for competition in the retail electric market in Texas.

OTHER OPERATIONS

     Our Other Operations segment includes the operations of our New Ventures businesses, along with unallocated corporate costs.

     The following table provides summary data regarding the results of operations of Other Operations for the three months ended March 31, 2000 and 2001.

                                                             OTHER OPERATIONS
                                                   ------------------------------------
                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------
                                                       2000                    2001
                                                   ------------            ------------
                                                              (IN MILLIONS)
Operating Revenues .....................           $         --            $          3
Operating Expenses:
  Operation and maintenance ............                     --                       4
  General and administrative ...........                      3                     114
  Depreciation and amortization ........                     --                       2
                                                   ------------            ------------
         Total Operating Expenses ......           $          3            $        120
                                                   ------------            ------------
Operating Loss .........................           $         (3)           $       (117)
                                                   ============            ============

     Our Other Operation's operating revenues increased $3 million in the first quarter of 2001 compared to the same period in 2000, primarily due to our communications business, which was formed in June 1999. Operation and maintenance and general and administrative costs increased $115 million in the first quarter of 2001 compared to the same period in 2000, primarily due to a pre-tax non-cash charge of $100 million relating to the redesign of some of Reliant Energy's benefit plans in anticipation of our separation from Reliant Energy and due to the timing of legal expenses and increased communications business, eBusiness group and information technology expenses. Depreciation and amortization of $2 million for the first quarter of 2001 is primarily related to capital expenditures subsequent to the first quarter of 2000. For additional information about the benefit charge, see Note 10 to our Interim Financial Statements.

                  CERTAIN FACTORS AFFECTING OUR FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings" in the Reliant Resources Prospectus, which is incorporated herein by reference. For additional information regarding the California wholesale market and related litigation, please read Notes 9(a) and 9(d) to our Interim Financial Statements.

                               FINANCIAL CONDITION

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2000 and 2001.

                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                    ------------------------------------
                                        2000                    2001
                                    ------------            ------------
                                               (IN MILLIONS)
Operating activities ....           $         12            $         60
Investing activities ....                 (1,207)                   (272)
Financing activities ....                  1,186                     152

     Net cash provided by operating activities during the three months ended March 31, 2001 increased $48 million compared to the same period in 2000, primarily due to improved operating cash flows from Wholesale Energy partially offset by changes in working capital.

     Net cash used in investing activities during the three months ended March 31, 2001 decreased $935 million compared to the same period in 2000, primarily due to the funding of the remaining purchase obligation for UNA of $982 million on March 1, 2000, partially offset by an increase in capital expenditures related to the construction of domestic power generation projects during the three months ended March 31, 2001.

     Cash flows provided by financing activities during the three months ended March 31, 2001 decreased approximately $1 billion compared to the same period in 2000, primarily due to decreased borrowings from Reliant Energy.

FUTURE SOURCES AND USES OF CASH FLOWS

     Credit Facilities. Between December 2000 and March 2001, we entered into bilateral credit facilities with financial institutions, which provide for an aggregate of $1.8 billion in committed credit. In May 2001, we entered into additional bilateral credit facilities which provide for an aggregate of $350 million in committed credit. These facilities became effective subsequent to December 31, 2000 and expire on October 2, 2001. Interest rates on the borrowings are based on LIBOR plus a margin, a base rate or a rate determined through a bidding process. These facilities contain various business and financial covenants requiring us to, among other things, maintain a ratio of net debt to the sum of net debt, subordinated affiliate debt and shareholders' equity not to exceed 0.60 to 1.00. These covenants are not anticipated to materially restrict us from borrowing funds or obtaining letters of credit under these facilities. The credit facilities are subject to facility and usage fees that are calculated based on the amount of the facility commitments and on the amounts outstanding under the facilities, respectively.

     Initial Public Offering of Reliant Resources. On May 4, 2001, we completed an initial public offering of 52 million shares of our common stock and received net proceeds of approximately $1.5 billion. On May 11, 2001, the underwriters of the Offering exercised an option to buy an additional 7.8 million shares of our common stock, resulting in receipt of $222 million of additional net proceeds. Pursuant to the terms of the master separation agreement between Reliant Energy and us, we used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. We used the remainder of the net proceeds of the Offering to increase our working capital. Reliant Energy has publicly disclosed that it expects the Offering to be followed by a distribution of the remaining shares of our common stock owned by Reliant Energy to Reliant Energy's or its successor's shareholders within 12 months of the Offering. For additional information, please read Notes 1 and 4 of the Reliant Resources Prospectus Notes.

     Acquisition of Mid-Atlantic Assets. On May 12, 2000, we completed the acquisition of our Mid-Atlantic assets from Sithe Energies, Inc. for an aggregate purchase price of $2.1 billion. The acquisition was originally financed through bridge loans from Reliant Energy and $1.0 billion was converted to equity. In August 2000, we entered into separate sale/leaseback transactions with each of the three owner-lessors for our respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, which we acquired as part of the Mid-Atlantic acquisition. For additional discussion of these lease transactions, please read Notes 5(a) and 11(c) to Reliant Resources Prospectus Notes. As consideration for the sale of our interest in the facilities, we received a total of $1.0 billion in cash that was used to repay our indebtedness owed by us to Reliant Energy. We will continue to make lease payments through 2029. The lease terms expire in 2034.

     Acquisition of UNA. On March 1, 2000, we funded the $982 million remaining UNA purchase obligation. We obtained a portion of the funds for this purchase from a Euro 600 million three-year term loan facility established in February 2000.

     Channelview Project. Our 781 MW gas-fired, combined cycle, cogeneration plant located in Channelview, Texas, which is currently under construction, is expected to cost $463 million, including $129 million in commitments for the purchase of combustion turbines. Of this amount, $315 million had been incurred as of March 31, 2001. The project continues to be financed through funds received under the terms of a committed equity bridge facility, which totals $92 million, a non-recourse debt facility aggregating $369 million and projected construction revenues of $2 million.

     Other Generating Projects. As of March 31, 2001, we had three additional generating facilities under construction. Total estimated costs of constructing these facilities are $870 million, including $372 million in commitments for the purchase of combustion turbines. As of March 31, 2001, we had incurred $753 million of our total projected costs of these projects, which were funded primarily through short-term borrowings from Reliant Energy. We believe that our current level of cash, our borrowing capability and the proceeds from the initial public offering will be sufficient to fund these commitments. In addition, we have options to purchase additional combustion turbines for a total estimated cost of $483 million for future generation projects. We believe that our current level of cash, our borrowing capability and the proceeds from our initial public offering will be sufficient to fund these options should we choose to exercise them.

     Construction Agency Agreement. In April 2001, we, through several of our subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities have an aggregate financing commitment from equity and debt participants, or the "investors," of $2.5 billion. We, through several of our subsidiaries, act as construction agent for the special purpose entities, and are responsible for completing construction of these projects by August 31, 2004, but have generally limited our risk related to construction completion to less than 90% of project costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, our subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the investors. If we do not exercise our option to lease any project at our completion, we must purchase the project or remarket the project on behalf of the special purpose entities. At the end of an individual project's operating lease term (approximately five years from construction completion), the lessees have the option to extend the lease at fair market value, purchase the project at a fixed amount equal to the original construction cost, or act as remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment, up to 85% of the project cost, if the proceeds from remarketing are deficient to repay the investors. We have guaranteed the performance and payment of our subsidiaries' obligations during the construction periods and if the lease option is exercised, the lessee's obligations during the lease period.

     California Trade Receivables. During the summer and fall of 2000, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emissions allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels. This caused two of California's public utilities, which are our customers based on our deliveries to the Cal PX and the Cal ISO, to accrue billions of dollars of unrecovered wholesale power costs and ultimately default in January and February 2001 on payments owed for wholesale power purchased through the Cal PX and from the Cal ISO, and in the case of Pacific Gas and Electric Company, to file a voluntary petition for bankruptcy. As of March 31, 2001, we were owed $337 million by the Cal ISO, the Cal PX, the CDWR and California Energy Resource Scheduling for energy sales in the California wholesale market, during the fourth quarter of 2000 through March 31, 2001 and have recorded an allowance against such receivables of $77 million. From April 1, 2001 through May 29, 2001, we have collected $1.3 million of these receivable balances. For additional information regarding uncertainties in the California wholesale market, please read Notes 9(a) and 9(d) to our Interim Financial Statements and Notes 11(e) and 11(h) to Reliant Resources Prospectus Notes.

     Payment to Reliant Energy. To the extent that our price for providing retail electric service to residential and small commercial customers in Reliant Energy's Houston service territory during 2002 and 2003, which price is mandated by the Texas electric restructuring law, exceeds the market price of electricity, we will be required to make a payment to Reliant Energy in early 2004 unless the Texas Utility Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within Reliant Energy's Houston service territory as of January 1, 2002 is committed to be served by retail electric providers other than us. If the 40% test is not met and a payment is required, the amount of this payment will not exceed, but could be up to, $150 per customer multiplied by the number of residential or small commercial customers, as the case may be, that we serve on January 1, 2004 in Reliant Energy's traditional service territory, less the number of new retail electric customers we serve in other areas of Texas. As of March 31, 2001, Reliant Energy had approximately 1.5 million residential and small commercial customers. In the master separation agreement with Reliant Energy, we have agreed to make this payment, if any, to Reliant Energy.

     Florida Tolling Arrangement. In the first quarter of 2001, we entered into tolling arrangements with a third party to purchase the rights to utilize and dispatch electric generating capacity of approximately 1,100 MW. This electricity is expected to be generated by two gas-fired, simple-cycle peaking plants, with fuel oil backup, to be constructed by the tolling partner in Florida, which are anticipated to be completed by the summer of 2002, at which time we will begin tolling payments.

     Other Sources/Uses of Cash. Our liquidity and capital requirements are affected primarily by capital expenditures, debt service requirements and varied working capital needs. We expect to continue to bid in future acquisitions of independent power projects and privatizations of generation facilities. We expect any resulting capital requirements to be met with excess cash flows from operations, as well as proceeds from debt and equity offerings, project financings and other borrowings. Additional capital expenditures depend upon the nature and extent of future project commitments, some of which may be substantial. We believe that our current level of cash and borrowing capability and the proceeds from the Offering, along with future cash flows from operations, will be sufficient to meet the existing operational needs of our business for the next 12 months.

    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK OF THE COMPANY

INTEREST RATE RISK

     We have issued long-term debt and have obligations under bank facilities and notes payable to affiliated companies which subject us to the risk of loss associated with movements in market interest rates.

     Our floating-rate obligations, including amounts borrowed from Reliant Energy and its subsidiaries, under credit facilities aggregated $3.1 billion at March 31, 2001.

     Our floating-rate obligations borrowed from third parties aggregated $1.4 billion at March 31, 2001. If the floating rates were to increase by 10% from March 31, 2001 rates, our interest expense to third parties would increase by a total of $1 million each month in which such increase continued.

     At March 31, 2001, we had issued fixed-rate debt aggregating $104 million. As of March 31, 2001, fair values were estimated to be equivalent to the carrying amounts of these instruments. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $1.5 million if interest rates were to decline by 10% from their rates at March 31, 2001.

EQUITY MARKET VALUES RISK

     We have an investment in Itron, Inc., or "Itron", which is classified as "available-for-sale" under SFAS No. 115. As of March 31, 2001, the value of the Itron investment was $15 million. The Itron investment exposes us to losses in the fair value of Itron common stock. A 10% decline in the market value per share of Itron common stock from the March 31, 2001 level would decrease the fair value by $1.5 million.

FOREIGN CURRENCY EXCHANGE RATE RISK

     As of March 31, 2001, we have entered into foreign currency swaps and foreign exchange forward contracts and have issued Euro-denominated debt to hedge our net European investment. Changes in the value of the swaps, forwards and debt are recorded as foreign currency translation adjustments as a component of accumulated other comprehensive income (loss) in stockholders' equity. As of March 31, 2001, we had recorded a $2 million loss in cumulative net translation adjustments. The cumulative translation adjustments will be realized in earnings and cash flows only upon the disposition of the related investments.

     As of March 31, 2001, European Energy has entered into financial instruments to purchase approximately $120 million to hedge future fuel purchases payable in U.S. dollars. As of March 31, 2001, the fair value of these financial instruments was a $4 million liability. An increase in the value of the Euro of 10% compared to the U.S. dollar from its March 31, 2001 level would result in an additional loss in the fair value of these foreign currency financial instruments of $12 million. For information regarding the accounting for these financial instruments, see Note 2 to our Interim Financial Statements.

COMMODITY PRICE RISK

     We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method, and we assess the risk of our trading derivatives (Trading Derivatives) using the value-at-risk (VAR) method, in order to maintain our total exposure within management-prescribed limits.

     The sensitivity analysis performed on our Energy Derivatives measures the potential loss in earnings based on a hypothetical 10% movement in energy prices. An increase of 10% in the market prices of energy commodities from their March 31, 2001 levels would have decreased the fair value of our Energy Derivatives from their levels at March 31, 2001 by $214 million.

     We utilize the variance/covariance model of VAR, which is a probabilistic model that measures the risk of loss to earnings in market sensitive instruments. With respect to Trading Derivatives, our highest, lowest and average monthly VAR during the first quarter of 2001 was $12 million, $5 million and $8 million, respectively, based on a

95% confidence level and a one day holding period. During 2000, our highest, lowest and average monthly VAR was $15 million, $1 million and $6 million, respectively, based on a 95% confidence level and a one day holding period.

     We cannot assure you that market volatility, failure of counterparties to meet their contractual obligations, transactions entered into after the date of this Form 10-Q or a failure of risk controls will not lead to significant losses from our marketing and risk management activities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     For a description of legal proceedings affecting the Company, please review
Note 9 to the Company's Interim Financial Statements, the discussion under "Our Business -- Environmental" and "Our Business -- Legal Proceedings" of the Reliant Resources Prospectus and Note 11 of the Reliant Resources Prospectus Notes, all of which are incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Reliant Resources' registration statement on Form S-1 (Registration No. 333-48038) covering the initial public offering of up to 59,800,000 shares of its common stock (including up to 7,800,000 shares issuable under the underwriters' overallotment option) was declared effective by the SEC on April 30, 2001. On April 30, 2001, Reliant Resources commenced the initial public offering (Offering) of 52 million shares of its common stock at an initial public offering price of $30.00 per share. Goldman Sachs & Co., Credit Suisse First Boston Corporation, ABN AMRO Rothschild LLC, Banc of America Securities LLC, Deutsche Banc Alex. Brown Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Warburg LLC served as the representatives of the underwriters for the Offering. On May 4, 2001, the Company completed the Offering and, after deducting underwriting discounts and commissions and other offering expenses of approximately $88 million, received net proceeds of approximately $1.5 billion. On May 11, 2001, following the underwriters' exercise of their overallotment option, Reliant Resources issued an additional
7.8 million shares of its common stock at a public offering price of $30.00 per share, resulting in receipt of $222 million of additional net proceeds (after deducting underwriting discounts and commissions of approximately $12 million). None of the underwriting discounts and commissions or other offering expenses were paid to directors, officers, persons owning 10% or more of Reliant Resources' common stock or other affiliates of Reliant Resources. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Resources used the remainder of the net proceeds to increase working capital.

ITEM 5. OTHER INFORMATION.

     Forward-Looking Statements. From time to time, Reliant Resources makes statements concerning its expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Reliant Resources believes that the expectations and the underlying assumptions reflected in its forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     o state, federal and international legislative and regulatory developments, including deregulation, re-regulation and restructuring of the electric utility industry and changes in or application of environmental and other laws and regulations to which we are subject,

     o the effects of competition, including the extent and timing of the entry of additional competitors in our markets,

     o our pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities,

     o state, federal and other rate regulations in the United States and in foreign countries in which we operate or into which we might expand our operations,

     o the timing and extent of changes in commodity prices and interest rates,

     o    weather variations and other natural phenomena,

     o political, legal and economic conditions and developments in the United States and in foreign countries in which we operate or into which we might expand our operations, including the effects of fluctuations in foreign currency exchange rates,

     o    financial market conditions and the results of our financing efforts,

     o the performance of projects undertaken and the success of our efforts to invest in and develop new opportunities, and

     o other factors we discussed in the Reliant Resources Prospectus, including those outlined in "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings."

     When used in Reliant Resources' documents or oral presentations, the words "anticipate," "estimate," "believes," "continues," "could," "expect," "intends," "may," "plans," "potential," "predict," "should," "will," "objective," "projection," "forecast," "goal" and similar words are intended to identify forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibits incorporated by reference to a prior filing are designated by an asterisk (*). All exhibits not so designated are filed herewith.

                                                                         REPORT OR          SEC FILE OR
 EXHIBIT                                                                REGISTRATION       REGISTRATION    EXHIBIT
 NUMBER                         DESCRIPTION                              STATEMENT              NO.       REFERENCE
---------  ------------------------------------------------------  ----------------------  -------------  ----------
    3      Amended and Restated Bylaws of Reliant Resources,
           Inc. dated April 27, 2001.


 * 10.1    Master Separation Agreement entered into as of          Reliant Energy Form        1-3187        10.1
           December 31, 2000, between Reliant Energy,              10-Q for the quarter
           Incorporated and Reliant Resources, Inc.                ended March 31, 2001

 * 10.2    Transition Services Agreement dated as of December      Reliant Energy Form        1-3187        10.2
           31, 2000, between Reliant Energy, Incorporated and      10-Q for the quarter
           Reliant Resources, Inc.                                 ended March 31, 2001

 * 10.3    Technical Services Agreement entered into as of         Reliant Energy Form        1-3187        10.3
           December 31, 2000, between Reliant Energy,              10-Q for the quarter
           Incorporated and Reliant Resources, Inc.                ended March 31, 2001

 * 10.4    Texas Genco Option Agreement entered into as of         Reliant Energy Form        1-3187        10.4
           December 31, 2000, between Reliant Energy,              10-Q for the quarter
           Incorporated and Reliant Resources, Inc.                ended March 31, 2001

 * 10.5    Employee Matters Agreement entered into as of           Reliant Energy Form        1-3187        10.5
           December 31, 2000, between Reliant Energy,              10-Q for the quarter
           Incorporated and Reliant Resources, Inc.                ended March 31, 2001

 * 10.6    Retail Agreement entered into as of December 31,        Reliant Energy Form        1-3187        10.6
           2000, between Reliant Energy, Incorporated and          10-Q for the quarter
           Reliant Resources, Inc.                                 ended March 31, 2001

 * 10.7    Registration Rights Agreement entered into as of        Reliant Energy Form        1-3187        10.7
           December 31, 2000, between Reliant Energy,              10-Q for the quarter
           Incorporated and Reliant Resources, Inc.                ended March 31, 2001

 * 10.8    Tax Allocation Agreement entered into as of December    Reliant Energy Form        1-3187        10.8
           31, 2000, between Reliant Energy, Incorporated and      10-Q for the quarter
           Reliant Resources, Inc.                                 ended March 31, 2001

   99      Items incorporated by reference from Reliant
           Resources Prospectus: "Risk Factors," "Management's
           Discussion and Analysis of Financial Condition and
           Results of Operations - Certain Factors Affecting Our
           Future Earnings," "Our Business - Environmental," and
           "Our Business - Legal Proceedings." Items incorporated by reference from Reliant Resources
           Prospectus Notes: Note 1 (Background and Basis of
           Presentation), Note 2(c) (Summary of Significant
           Accounting Policies - Principles of Consolidation),
           Note 4 (Agreements between Reliant Energy and the
           Company), Note 5 (Business Acquisitions), Note 6
           (Derivative Financial Instruments), Note 9(b)
           (Stock-Based Incentive Compensation Plans and
           Retirement Plans - Pension), Note 9(d) (Stock-Based
           Incentive Compensation Plans and Retirement Plans -
           Postretirement Benefits), Note 11 (Commitments and
           Contingencies), and Note 15 (Subsequent Events).

(b)  Reports on Form 8-K.

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                RELIANT RESOURCES, INC.
                                                     (Registrant)




                                       By:      /s/ Mary P. Ricciardello
                                          --------------------------------------
                                                  Mary P. Ricciardello
                                                 Senior Vice President
                                              and Chief Accounting Officer


Date: June 4, 2001

                                  EXHIBIT INDEX

                                                                         REPORT OR          SEC FILE OR
 EXHIBIT                                                                REGISTRATION       REGISTRATION    EXHIBIT
 NUMBER                         DESCRIPTION                              STATEMENT              NO.       REFERENCE
---------  ------------------------------------------------------  ----------------------  -------------  ----------
    3      Amended and Restated Bylaws of Reliant Resources,
           Inc. dated April 27, 2001.


 * 10.1    Master Separation Agreement entered into as of          Reliant Energy Form        1-3187        10.1
           December 31, 2000, between Reliant Energy,              10-Q for the quarter
           Incorporated and Reliant Resources, Inc.                ended March 31, 2001

 * 10.2    Transition Services Agreement dated as of December      Reliant Energy Form        1-3187        10.2
           31, 2000, between Reliant Energy, Incorporated and      10-Q for the quarter
           Reliant Resources, Inc.                                 ended March 31, 2001

 * 10.3    Technical Services Agreement entered into as of         Reliant Energy Form        1-3187        10.3
           December 31, 2000, between Reliant Energy,              10-Q for the quarter
           Incorporated and Reliant Resources, Inc.                ended March 31, 2001

 * 10.4    Texas Genco Option Agreement entered into as of         Reliant Energy Form        1-3187        10.4
           December 31, 2000, between Reliant Energy,              10-Q for the quarter
           Incorporated and Reliant Resources, Inc.                ended March 31, 2001

 * 10.5    Employee Matters Agreement entered into as of           Reliant Energy Form        1-3187        10.5
           December 31, 2000, between Reliant Energy,              10-Q for the quarter
           Incorporated and Reliant Resources, Inc.                ended March 31, 2001

 * 10.6    Retail Agreement entered into as of December 31,        Reliant Energy Form        1-3187        10.6
           2000, between Reliant Energy, Incorporated and          10-Q for the quarter
           Reliant Resources, Inc.                                 ended March 31, 2001

 * 10.7    Registration Rights Agreement entered into as of        Reliant Energy Form        1-3187        10.7
           December 31, 2000, between Reliant Energy,              10-Q for the quarter
           Incorporated and Reliant Resources, Inc.                ended March 31, 2001

 * 10.8    Tax Allocation Agreement entered into as of December    Reliant Energy Form        1-3187        10.8
           31, 2000, between Reliant Energy, Incorporated and      10-Q for the quarter
           Reliant Resources, Inc.                                 ended March 31, 2001

   99      Items incorporated by reference from Reliant
           Resources Prospectus: "Risk Factors," "Management's
           Discussion and Analysis of Financial Condition and
           Results of Operations - Certain Factors Affecting Our
           Future Earnings," "Our Business - Environmental," and
           "Our Business - Legal Proceedings." Items incorporated by reference from Reliant Resources
           Prospectus Notes: Note 1 (Background and Basis of
           Presentation), Note 2(c) (Summary of Significant
           Accounting Policies - Principles of Consolidation),
           Note 4 (Agreements between Reliant Energy and the
           Company), Note 5 (Business Acquisitions), Note 6
           (Derivative Financial Instruments), Note 9(b)
           (Stock-Based Incentive Compensation Plans and
           Retirement Plans - Pension), Note 9(d) (Stock-Based
           Incentive Compensation Plans and Retirement Plans -
           Postretirement Benefits), Note 11 (Commitments and
           Contingencies), and Note 15 (Subsequent Events).