Form 10-Q
period 2001-06-30
RELIANT RESOURCES INC
filed 2001-08-10
CIK 1126294

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 (713) 207-3000
              (Registrant's telephone number, including area code)

                                   ----------




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

As of August 7, 2001, Reliant Resources, Inc. (Reliant Resources) had 298,964,000 shares of common stock outstanding including 240,000,000 shares which were held by Reliant Energy, Incorporated and excluding 840,000 shares held as treasury stock. As of August 7, 2001, 58,952,250 shares of common stock are held by non-affiliates of Reliant Resources, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934.

                             RELIANT RESOURCES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001



                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION

              Item 1. Financial Statements........................................................................1

                      Statements of Consolidated Income
                      Three and Six Months Ended June 30, 2000 and 2001 (unaudited)...............................1

                      Consolidated Balance Sheets
                      December 31, 2000 and June 30, 2001 (unaudited).............................................2

                      Statements of Consolidated Cash Flows
                      Six Months Ended June 30, 2000 and 2001 (unaudited).........................................4

                      Notes to Unaudited Consolidated Financial Statements........................................5

              Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                      Operations of the Company..................................................................19

              Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................30


PART II. OTHER INFORMATION

              Item 1. Legal Proceedings..........................................................................32

              Item 2. Changes in Securities and Use of Proceeds..................................................32

              Item 5. Other Information..........................................................................32

              Item 6. Exhibits and Reports on Form 8-K...........................................................33

                          PART I. FINANCIAL INFORMATION

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30,
                                                              -----------------------------     -----------------------------
                                                                 2000             2001              2000             2001
                                                              ------------     ------------     ------------     ------------

REVENUES .................................................    $  3,613,128     $  9,681,172     $  5,933,862     $ 19,552,099
EXPENSES:
  Fuel and cost of gas sold ..............................       2,000,582        4,435,407        3,489,846       10,190,799
  Purchased power ........................................       1,247,529        4,771,444        1,935,322        8,398,636
  Operation and maintenance ..............................         107,188          132,354          180,717          242,689
  General, administrative and development ................          45,993           97,265           86,730          296,747
  Depreciation and amortization ..........................          38,223           43,346           65,799          107,476
                                                              ------------     ------------     ------------     ------------
      Total ..............................................       3,439,515        9,479,816        5,758,414       19,236,347
                                                              ------------     ------------     ------------     ------------
OPERATING INCOME .........................................         173,613          201,356          175,448          315,752
                                                              ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE):
  Interest income ........................................           2,341            6,240            6,204           18,534
  Interest expense .......................................          (8,662)         (19,627)         (19,147)         (43,865)
  Interest (expense) income - affiliated companies,
     net .................................................         (50,376)          11,155          (71,737)          (3,431)
  (Loss) gain from investments, net ......................             (58)           4,592          (14,903)          11,315
  Income from equity investments in unconsolidated
    subsidiaries .........................................           5,481           51,572            5,966           64,350
  Gain on sale of development project ....................          18,011               --           18,011               --
  Other, net .............................................           1,523            5,698            2,214            7,756
                                                              ------------     ------------     ------------     ------------
    Total other (expense) income .........................         (31,740)          59,630          (73,392)          54,659
                                                              ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE AND EXTRAORDINARY ITEM ...............         141,873          260,986          102,056          370,411
INCOME TAX EXPENSE .......................................          37,973           85,492           20,746          116,404
                                                              ------------     ------------     ------------     ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
  AND EXTRAORDINARY ITEM .................................         103,900          175,494           81,310          254,007

  Cumulative effect of accounting change, net of  tax ....              --              (47)              --            3,062
  Extraordinary item .....................................           7,445               --            7,445               --
                                                              ------------     ------------     ------------     ------------
NET INCOME ...............................................    $    111,345     $    175,447     $     88,755     $    257,069
                                                              ============     ============     ============     ============
BASIC AND DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of accounting
    change ...............................................                     $       0.63                      $       0.98
  Cumulative effect of accounting change, net of tax .....                               --                              0.01
                                                                               ------------                      ------------
    Net Income ...........................................                     $       0.63                      $       0.99
                                                                               ============                      ============

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS


                                                                        DECEMBER 31,       JUNE 30,
                                                                           2000              2001
                                                                        ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents ........................................    $     89,755     $     85,149
  Accounts and notes receivable, principally customer, net .........       1,811,355        2,071,981
  Accounts and notes receivable - affiliated companies, net ........              --        1,362,026
  Fuel stock and petroleum products ................................          54,954          117,755
  Materials and supplies ...........................................          44,491           47,582
  Price risk management assets .....................................       4,290,803        2,513,734
  Non-trading derivative assets ....................................              --        2,035,120
  Margin deposits on energy contracts ..............................         521,004          186,582
  Prepayments and other current assets .............................         180,334          261,232
                                                                        ------------     ------------
    Total current assets ...........................................       6,992,696        8,681,161
                                                                        ------------     ------------

Property, plant and equipment ......................................       4,200,139        4,474,665
Less accumulated depreciation ......................................        (150,666)        (201,922)
                                                                        ------------     ------------
    Property, plant and equipment, net .............................       4,049,473        4,272,743
                                                                        ------------     ------------

OTHER ASSETS:
  Goodwill, net ....................................................       1,006,782          915,528
  Air emissions regulatory allowances and other intangibles, net ...         283,974          316,765
  Price risk management assets .....................................         544,909          542,954
  Non-trading derivative assets ....................................              --          706,823
  Notes receivable - affiliated companies, net .....................              --           29,598
  Equity investments in unconsolidated subsidiaries ................         108,727          139,523
  Stranded costs indemnification receivable ........................              --          367,000
  Other ............................................................         227,831          385,287
                                                                        ------------     ------------
    Total other assets .............................................       2,172,223        3,403,478
                                                                        ------------     ------------
      TOTAL ASSETS .................................................    $ 13,214,392     $ 16,357,382
                                                                        ============     ============

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                               DECEMBER 31,       JUNE 30,
                                                                                  2000             2001
                                                                               ------------     ------------
CURRENT LIABILITIES:
  Short-term borrowings ...................................................... $    126,175     $    173,366
  Current portion of long-term debt ..........................................          591            2,451
  Accounts payable, principally trade ........................................    2,103,536        1,922,348
  Accounts and notes payable - affiliated companies, net .....................    1,321,120               --
  Price risk management liabilities ..........................................    4,272,771        2,419,718
  Non-trading derivative liabilities .........................................           --        1,742,487
  Accumulated deferred income taxes ..........................................           --          104,907
  Margin deposits from customers on energy trading activities ................      284,603          380,400
  Other ......................................................................      296,009          281,123
                                                                               ------------     ------------
        Total current liabilities ............................................    8,404,805        7,026,800
                                                                               ------------     ------------
OTHER LIABILITIES:
  Accumulated deferred income taxes ..........................................       30,784          163,579
  Notes payable - affiliated companies, net ..................................      647,499               --
  Price risk management liabilities ..........................................      530,263          563,763
  Non-trading derivative liabilities .........................................           --          666,476
  Major maintenance reserve ..................................................       19,899           15,367
  Other ......................................................................      356,956          613,141
                                                                               ------------     ------------
        Total other liabilities ..............................................    1,585,401        2,022,326
                                                                               ------------     ------------
LONG-TERM DEBT ...............................................................      891,736          908,180
                                                                               ------------     ------------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.001 per share (125,000,000 shares
    authorized; none outstanding) ............................................           --               --
  Common stock par value $0.001 per share (2,000,000,000 shares authorized;
    240,000,000 and 299,804,000 issued and outstanding, respectively) ........            1               61
  Additional paid-in capital .................................................    2,336,993        5,820,308
  Retained earnings ..........................................................           --          257,069
  Accumulated other comprehensive (loss) income ..............................       (4,544)         322,638
                                                                               ------------     ------------
        Stockholders' equity .................................................    2,332,450        6,400,076
                                                                               ------------     ------------
         Total Liabilities and Stockholders' Equity .......................... $ 13,214,392     $ 16,357,382
                                                                               ============     ============

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                               -----------------------------
                                                                                  2000             2001
                                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................    $     88,755     $    257,069
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization .........................................          65,799          107,476
    Deferred income taxes .................................................             605           27,150
      Extraordinary gain ..................................................          (7,445)              --
    Cumulative effect of accounting change ................................              --           (3,062)
    Undistributed earnings of unconsolidated subsidiaries .................          (5,966)         (30,822)
    Impairment of marketable equity securities ............................          22,185               --
    Proceeds from sale of debt securities .................................         123,428               --
    Changes in other assets and liabilities:
      Accounts and notes receivable, net ..................................        (583,650)        (263,991)
      Accounts receivable/payable - affiliated companies, net .............         (39,910)         115,357
      Inventory ...........................................................           8,991          (65,764)
      Accounts payable ....................................................         399,654         (179,333)
      Net price risk management assets and liabilities ....................         (26,650)         (40,701)
      Margin deposits on energy trading activities, net ...................        (128,884)         430,219
      Restricted deposits .................................................              --          (16,726)
      Prepaid lease obligation ............................................              --         (101,542)
      Other assets ........................................................         (20,512)          34,504
      Other current liabilities ...........................................          39,445            8,713
      Other liabilities ...................................................          50,129           59,758
    Other, net ............................................................         (20,216)         (10,698)
                                                                               ------------     ------------
        Net cash (used in) provided by operating activities ...............         (34,242)         327,607
                                                                               ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ....................................................        (428,745)        (499,578)
  Payment of business purchase obligation .................................        (981,789)              --
  Business acquisitions, net of cash acquired .............................      (2,120,312)              --
  Investments in unconsolidated subsidiaries ..............................          (3,204)              26
  Other, net ..............................................................          (3,826)          10,572
                                                                               ------------     ------------
        Net cash used in investing activities .............................      (3,537,876)        (488,980)
                                                                               ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ............................................          92,098               --
  Proceeds from issuance of stock, net ....................................              --        1,697,848
  Payments of long-term debt ..............................................        (298,194)          (1,795)
  Increase in short-term borrowings, net ..................................         664,202          148,677
  Increase (decrease) in notes payable/receivable with affiliated
    companies, net ........................................................       2,040,754       (1,692,552)
  Contributions from owner ................................................       1,069,744            9,441
  Other, net ..............................................................             627               (7)
                                                                               ------------     ------------
        Net cash provided by financing activities .........................       3,569,231          161,612
                                                                               ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ..............           6,693           (4,845)
                                                                               ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................           3,806           (4,606)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................          49,271           89,755
                                                                               ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................    $     53,077     $     85,149
                                                                               ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized) ...................................    $     92,207     $    101,176
  Income taxes ............................................................              --          112,801



             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) BACKGROUND AND BASIS OF PRESENTATION

         Included in this Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Resources, Inc. (Reliant Resources), together with its subsidiaries (collectively, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the financial statements included in Reliant Resources' Prospectus dated April 30, 2001 (Reliant Resources Prospectus) as filed with the SEC on May 1, 2001 pursuant to Rule 424(b) under the Securities Act of 1933, relating to Reliant Resources' registration statement on Form S-1 (Registration No. 333-48038) and the Quarterly Report on Form 10-Q of Reliant Resources for the quarter ended March 31, 2001 (First Quarter 10-Q).

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

         The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the statements of consolidated income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuation in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior period have been reclassified to conform to the Company's presentation of financial statements in the current period. These reclassifications do not affect the earnings of the Company.

         The following notes to the consolidated financial statements included in Reliant Resources Prospectus relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

         Notes to Consolidated Financial Statements included in Reliant Resources Prospectus (Reliant Resources Prospectus Notes): Note 4 (Agreements Between Reliant Energy and the Company), Note 5 (Business Acquisitions), Note 6 (Derivative Financial Instruments), Note 11 (Commitments and Contingencies) and Note 15 (Subsequent Events).

         For information regarding certain legal, regulatory proceedings and environmental matters, see Note 11.

         On July 27, 2000, Reliant Energy, Incorporated (Reliant Energy) announced its intention to form a company, Reliant Resources, to own and operate a substantial portion of its unregulated operations and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering (Offering). The Offering closed in May 2001. Reliant Energy has publicly disclosed that it expects the Offering to be followed by a distribution of the remaining common stock of Reliant Resources owned by Reliant Energy to Reliant Energy's or its successor's shareholders (Distribution) within 12 months of the Offering (Distribution Date). The Distribution is subject to further corporate approvals, market and other conditions, and government actions, including receipt of a favorable Internal Revenue Service ruling that the Distribution would be tax-free to Reliant Energy or its successor and its shareholders for U.S. Federal income tax purposes, as applicable. There can be no assurances that the Distribution will be completed as described or within the periods outlined above. Reliant Energy, together with its subsidiaries, is a diversified international energy services company consisting of regulated and unregulated energy operations. For information regarding the basis of presentation of the Interim Financial Statements, see Note 1 to Reliant Resources Prospectus Notes. For information regarding the Offering, see Note 9.

(2) NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, a nonamortization approach, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company is in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on its consolidated financial statements.

(3) DERIVATIVE FINANCIAL INSTRUMENTS

         Adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS No. 133) on January 1, 2001 resulted in an after-tax increase in net income of $3 million and a cumulative after-tax increase in accumulated other comprehensive loss of $290 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by approximately $615 million, $248 million, $811 million, and $339 million, respectively, in the Company's Consolidated Balance Sheet. During the three and six months ended June 30, 2001, losses of $42 million and $62 million, respectively, of the initial transition adjustment recognized in other comprehensive income were realized in net income. For additional information regarding the adoption of SFAS No. 133 and the Company's accounting policies for derivative financial instruments, see Note 2 of the First Quarter 10-Q.

         The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. The FASB approved a number of issues regarding the normal purchases and normal sales exception in the second quarter. One issue concludes forward contracts with volumetric optionality do not qualify for the normal purchases and normal sales exception, while another issue applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met. The effective date for implementation of these decisions is July 1, 2001. The Company is currently assessing the impact of the recently cleared issues and does not believe they will have a material impact on the Company's Consolidated Financial Statements.

         Cash Flow Hedges. During the six months ended June 30, 2001, the Company entered into interest-rate swaps in order to fix the interest rate on $150 million of its floating rate debt. In addition, as of June 30, 2001, European Energy had entered into transactions to purchase approximately $103 million at fixed exchange rates in order to hedge future fuel purchases payable in U.S. dollars.

         During the six months ended June 30, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the six months ended June 30, 2001, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. As of June 30, 2001, current non-trading derivative assets and liabilities and corresponding amounts in accumulated other comprehensive income are expected to be reclassified into net income during the next twelve months.

         The maximum length of time the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is five years.

         Hedge of Net Investment in Foreign Subsidiaries. The Company has substantially hedged its net investment in its European Energy segment through a combination of Euro-denominated borrowings, foreign currency swaps and foreign currency forward contracts. These are designed to reduce the Company's exposure to changes in foreign currency rates. During the six months ended June 30, 2001, the derivative and non-derivative instruments designated as hedging the net investment in the Company's European Energy segment resulted in a gain of $227 million, which is included in the balance of the cumulative translation adjustment.

         Other Derivatives. In December 2000, the Dutch parliament adopted legislation allocating to the Dutch generation sector, including a wholly owned Dutch genrating subsidiary of the Company, Reliant Energy Power Generation Benelux N.V. (REPGB), previously named N.V. UNA (UNA), financial responsibility for various stranded costs contracts and other liabilities. The legislation became effective in all material respects on January 1, 2001. In particular, the legislation allocated to the Dutch generation sector, including REPGB, financial responsibility to purchase electricity and gas under a gas supply contract and three electricity contracts. These contracts are derivatives pursuant to SFAS No. 133 due to the pricing indices. As of June 30, 2001, the Company has recognized $169 million in short-term and long-term non-trading derivative liabilities for REPGB's portion of these stranded costs contracts. For additional information regarding REPGB's stranded costs and the related indemnification by the former shareholders of these stranded costs, see Note 11(e).

(4) HISTORICAL RELATED PARTY TRANSACTIONS

         The Interim Financial Statements include significant transactions between the Company and Reliant Energy involving services, including various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. The costs of these services have been directly charged or allocated to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had the Company been a separate entity. Amounts charged and allocated to the Company for these services were $5 million and $2 million for the three months ended June 30, 2000 and 2001, respectively. For the six months ended June 30, 2000 and 2001, amounts charged and allocated to the Company for these services were $9 million and $4 million, respectively, and are included primarily in operation and maintenance expenses and general and administrative expenses. In addition, during the three and six months ended June 30, 2001, the Company incurred costs primarily related to corporate support services which were billed to Reliant Energy and its affiliates of $13 million and $20 million, respectively.

         Below is a detail of accounts and notes receivable and payable to affiliated companies that are not part of the Company:



                                                                                         DECEMBER 31, 2000     JUNE 30, 2001
                                                                                         -----------------     -------------
                                                                                                     (IN MILLIONS)
Net accounts receivable (payable) -- affiliated companies ...........................      $          94       $          (3)
Net short-term notes (payable) receivable -- affiliated companies ...................             (1,415)              1,365
Net long-term notes (payable) receivable -- affiliated companies ....................               (648)                 30
                                                                                           -------------       -------------
  Total net accounts and notes (payable) receivable -- affiliated companies .........      $      (1,969)      $       1,392
                                                                                           =============       =============

         Net accounts payable/receivable to/from affiliated companies, representing primarily current month balances of transactions between the Company and Reliant Energy or its subsidiaries, relate primarily to natural gas purchases and sales, interest, charges for services and office space rental. Net short-term notes payable/receivable to/from affiliated companies represent the accumulation of a variety of cash transfers and operating transactions and specific negotiated financing transactions with Reliant Energy or its subsidiaries and generally bear interest at market-based rates. Net long-term notes payable/receivable to/from affiliated companies primarily relate to specific negotiated financing transactions with Reliant Energy or its subsidiaries that bear interest at market-based rates. Net interest expense related to these net borrowings/receivables was $50 million, $72 million and $3 million during the quarter ended June 30, 2000 and the six months ended June 30, 2000 and 2001, respectively. Net interest income related to these net borrowings/receivables was $11 million during the quarter ended June 30, 2001.

         On January 9, 2001, the Company entered into a subordinated note agreement with Reliant Energy for $1.5 billion. The proceeds of the subordinated note were used to pay off existing notes payable between the Company and Reliant Energy and its subsidiaries.

         In March 2001, the Company paid $236 million of the debt owed to Reliant Energy, along with the accrued interest on the amount. The repayment was made with general corporate funds of the Company, including amounts borrowed under the Company's credit facilities.

         In May 2001, Reliant Energy converted or contributed an aggregate of $1.7 billion of the indebtedness owed by the Company to Reliant Energy and its subsidiaries including the subordinated note discussed above, to equity without the issuance of any additional shares of Reliant Resources common stock, pursuant to the master separation agreement by recording an increase to additional paid-in capital of the Company.

         The Company purchases natural gas and transportation services from, supplies natural gas to, and provides marketing and risk management services to affiliates of Reliant Energy that are not part of the Company. Purchases of transportation services and natural gas from Reliant Energy and its subsidiaries were $25 million, $44 million, $71 million and $130 million in the quarter ended June 30, 2000 and 2001, and the six months ended June 30, 2000 and 2001, respectively. During the quarter ended June 30, 2000 and 2001, and the six months ended June 30, 2000 and 2001, the sales and services to Reliant Energy and its subsidiaries totaled $104 million, $137 million, $252 million and $459 million, respectively.

         During the quarter ended June 30, 2000 and 2001, and the six months ended June 30, 2000 and 2001, Reliant Energy or its subsidiaries made equity contributions to the Company of $1.1 billion, $1.7 billion, $1.1 billion and $1.8 billion, respectively. The contributions in the three months and six months ended June 30, 2000 primarily related to the conversion of a portion of the borrowings from Reliant Energy used to fund the acquisition of Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA) (see Note 5) and general operating costs. The contributions in the three months ended June 30, 2001, primarily related to the conversion into equity of debt owed to Reliant Energy and its subsidiaries and some related interest expense totaling $1.7 billion. The contributions in the six months ended June 30, 2001, primarily related to the conversion into equity of debt and related interest expense as discussed above and the contribution of net benefit assets and liabilities, net of deferred income taxes.

(5) ACQUISITION OF RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC

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

         The Company's results of operations include the results of REMA only for the period beginning May 12, 2000. The following table presents selected actual financial information and pro forma information for the six months ended June 30, 2000, as if the acquisition had occurred on January 1, 2000. Pro forma amounts also give effect to the sale and leaseback of interests in three of the REMA generating plants, consummated in August 2000. For additional information regarding sale and leaseback transactions, see Note 11(c) to Reliant Resources Prospectus Notes.


                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30, 2000               JUNE 30, 2000
                                                     ---------------------------   --------------------------
                                                         ACTUAL       PRO FORMA      ACTUAL        PRO FORMA
                                                     ------------   ------------   -----------    -----------
                                                                             (IN MILLIONS)
Revenues ........................................    $     3,613    $     3,672    $     5,934    $     6,100
Net income before cumulative effect of accounting
  change and extraordinary item .................            104             95             81             56
Net income ......................................            111            102             89             64

         These pro forma results, based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of the REMA entities had occurred on January 1, 2000.
Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense and income taxes.

(6) DEPRECIATION AND AMORTIZATION EXPENSE

         The Company's depreciation expense for the quarter and six months ended June 30, 2000 was $26 million and $45 million, respectively, compared to $29 million and $60 million for the same periods in 2001. Goodwill amortization related to acquisitions was $12 million and $21 million for the quarter and six months ended June 30, 2000, respectively, compared to $8 million and $17 million for the same periods in 2001. Other amortization expense, including amortization of air emissions regulatory allowances and other intangibles, was zero for the quarter and six months ended June 30, 2000, respectively, compared to $6 million and $30 million for the same periods in 2001.

(7) COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:

                                                            FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                            --------------------------   ------------------------
                                                                2000          2001          2000          2001
                                                            ------------    ----------   ---------      ---------
                                                                             (IN MILLIONS)
Net income ................................................    $     111    $     175     $     89      $    257
Other comprehensive income (loss):
  Foreign currency translation adjustments ................            5            5           (6)            5
  Changes in minimum benefit liability ....................           --           --           --            (6)
  Cumulative effect of adoption of SFAS No. 133 ...........           --           --           --          (290)
  Deferred gain from cash flow hedges .....................           --          322           --           508
  Reclassification of deferred loss from cash flow
    hedges realized in net income .........................           --           78           --            98
  Unrealized gain on available-for-sale securities ........            1            6            2            13
  Reclassification adjustment for impairment
    loss on available-for-sale securities realized
    in net income .........................................           --           --           14            --
                                                               ---------    ---------     --------      --------
Comprehensive income ......................................    $     117    $     586     $     99      $    585
                                                               =========    =========     ========      ========

(8) SHORT-TERM BORROWINGS FROM THIRD PARTIES

         As of June 30, 2001, the Company had $3.9 billion in committed credit facilities, including facilities of subsidiaries of Reliant Energy Power Generation, Inc. (REPG) and REPGB, of which $2.3 billion remained unused. Credit facilities aggregating $3.0 billion were unsecured. As of June 30, 2001, letters of credit outstanding under these facilities aggregated $544 million. As of June 30, 2001, borrowings of $979 million were outstanding under these facilities of which $852 million were classified as long-term debt, based upon the availability of committed credit facilities and management's intention to maintain these borrowings in excess of one year.

         Of the credit facilities described above, facilities aggregating $2.1 billion in committed credit, were entered into during 2001. At June 30, 2001, there were no outstanding borrowings under these facilities. As of June 30, 2001, letters of credit under these facilities aggregated $150 million. These facilities became effective in 2001 and expire on October 2, 2001. Interest rates on the borrowings are based on London interbank offered rate (LIBOR) plus a margin, a base rate or a rate determined through a bidding process. These facilities contain various business and financial covenants requiring the Company to, among other things, maintain a ratio of net debt to the sum of net debt, stockholders' equity and subordinated affiliate debt not to exceed 0.60 to
1.00. These covenants are not anticipated to materially restrict the Company from borrowing funds or obtaining letters of credit under these facilities. The credit facilities are subject to commitment and usage fees that are calculated based on the amount of the facility commitments and on the amounts outstanding under the facilities, respectively.

(9) STOCKHOLDERS' EQUITY

         On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources, to own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering. In May 2001, the Company offered 59.8 million shares of its common stock to the public at an initial public offering price of $30 per share and received net proceeds from the Offering of $1.7 billion. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Resources used the remainder of the net proceeds of the Offering to increase the Company's working capital. For additional information, see note 4(c) to Reliant Resources Prospectus Notes.

(10) EARNINGS PER SHARE

     The following table presents Reliant Resources' basic and diluted earnings per share (EPS) calculation:


                                                                FOR THE THREE    FOR THE SIX
                                                                 MONTHS ENDED   MONTHS ENDED
                                                                JUNE 30, 2001   JUNE 30, 2001
                                                                -------------   -------------
                                                               (IN MILLIONS, EXCEPT SHARE AND
                                                                     PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income before cumulative effect of accounting change.......   $        175    $        254
  Cumulative effect of accounting change, net of tax.........             --               3
                                                                ------------    ------------
  Net income ................................................   $        175    $        257
                                                                ============    ============

Weighted average shares outstanding .........................    276,944,000     258,574,000
                                                                ============    ============

Basic EPS:
  Net income before cumulative effect of accounting change...   $       0.63    $       0.98
  Cumulative effect of accounting change, net of tax ........             --            0.01
                                                                ------------    ------------
  Net income ................................................   $       0.63    $       0.99
                                                                ============    ============

Diluted EPS Calculation:
Weighted average shares outstanding .........................    276,944,000     258,574,000
  Plus: Incremental shares from assumed conversions:
    Stock options ...........................................        172,000          86,000
    Restricted stock ........................................        116,000         116,000
    Employee stock purchase plan ............................         14,000          14,000
                                                                ------------    ------------
  Weighted average shares assuming dilution .................    277,246,000     258,790,000
                                                                ============    ============

Diluted EPS:
  Income before cumulative effect of accounting change.......   $       0.63    $       0.98
  Cumulative effect of accounting change, net of tax.........             --            0.01
                                                                ------------    ------------
  Net income ................................................   $       0.63    $       0.99
                                                                ============    ============

         Prior to August 9, 2000, Reliant Resources, Inc. was not a separate legal entity and therefore had no historical capital structure. Accordingly, earnings per share have not been presented for the three or six months ended June 30, 2000.

         Reliant Resources' Certificate of Incorporation was amended to effect a 240,000 to 1 stock split of Reliant Resources' common stock on January 5, 2001.

         For the three and six months ended June 30, 2001, the computation of diluted EPS excludes purchase options for 9,517 shares of common stock that have an exercise price ($34.03) greater than the per share average market price ($31.45) for the period and would thus be anti-dilutive if exercised.

(11) COMMITMENTS AND CONTINGENCIES

(a) Legal Matters.

         California Wholesale Market. Reliant Energy, Reliant Energy Services, Inc. (a wholly owned subsidiary), Reliant Energy Power Generation, Inc. (a wholly owned subsidiary) and several other subsidiaries of Reliant Resources, as well as several officers of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources (see Note 4(d) to Reliant Resources Prospectus Notes), Reliant Resources has agreed to indemnify Reliant Energy for any damages arising under these lawsuits and may elect to defend these lawsuits at the Company's own expense. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. In one of the cases the plaintiffs allege aggregate damages of over $4 billion. Defendants sought to remove all of these cases to federal court. The Judicial Panel on Multidistrict Litigation issued an order consolidating these cases and transferring them to the Honorable Robert H. Whaley, a U.S. District Court Judge from the Eastern District of Washington, sitting by designation in San Diego, California. On June 27, 2001, Judge Whaley heard argument on plaintiffs' motions to remand five of the six cases back to state court. A motion to remand the sixth case has not been filed at this time. Judge Whaley issued a ruling on July 30, 2001 remanding the five cases back to state court. On August 1, 2001, a motion to consolidate the remanded state court cases was filed. The ultimate outcome of the lawsuits cannot be predicted with any degree of certainty at this time. However, the Company believes, based on its analysis to date of the claims asserted in these lawsuits and the underlying facts, that resolution of these lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(b) Environmental Matters.

         REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire REMA (see Note 5(a) of the Reliant Resources Prospectus Notes), the Company became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward Generating Station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of June 30, 2001, REMA has liabilities associated with six ash disposal site closures and six site investigations and environmental remediations. The Company has recorded its estimate of these environmental liabilities in the amount of $36 million as of June 30, 2001. The Company expects approximately $13 million will be paid over the next five years.

         REPGB Asbestos Abatement and Soil Remediation. Prior to the Company's acquisition of REPGB (see Note 5(b) of the Reliant Resources Prospectus Notes), REPGB had a $25 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with REPGB's properties. REPGB began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of some leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are expected to be fully completed by 2005. As of June 30, 2001, the estimated undiscounted liability for this asbestos abatement and soil remediation was $21 million.

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

(d) California Wholesale Market Uncertainty.

         During the summer and fall of 2000, and continuing into early 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the electric spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels until rates were raised by the California Public Utilities Commission (CPUC) early this year.

         As of December 31, 2000, the Company was owed by the California Power Exchange (Cal Px) and the California Independent System Operator (Cal ISO) a total of $282 million. In the fourth quarter of 2000, the Company recorded a pre-tax provision of $39 million against receivable balances related to energy sales in the California market. As of June 30, 2001, the Company was owed a total of $318 million by the Cal ISO, the Cal PX, the California Department of Water Resources (CDWR) and California Energy

Resource Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through June 30, 2001. In the first six months of 2001, the Company recorded a pre-tax provision of $37 million against receivable balances related to energy sales from January 1, 2001 through June 30, 2001 in the California market. Management will continue to assess the collectibility of these receivables based on further developments affecting the California electricity market and the market participants described herein. Additional provisions to the allowance may be warranted in the future.

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

         On March 9, 2001, the FERC issued an order outlining criteria for determining amounts subject to possible refund based on a monthly proxy market clearing price for transactions in the Cal ISO and Cal PX markets from January 1, 2001 through May 28, 2001. According to those criteria, approximately $12 million of the $125 million charged by the Company in January 2001 for sales in California to the Cal ISO and the Cal PX and approximately $7 million of the $47 million charged by the Company in February 2001 for sales in California to the Cal ISO are subject to possible refunds. In addition, approximately $370,000 of the $6.6 million charged by the Company from May 1 through May 28, 2001, for sales in California to the Cal ISO are subject to possible refund. The FERC found that the Company did not have any potential refund obligations associated with its sales in March or April 2001. In the March 9 order, the FERC set forth procedures for challenging possible refund obligations. On April 11 and 13 and May 11, the Company submitted cost or other justification for most of the January and February transactions designated as subject to refund. During the second quarter of 2001, the Company accrued refunds of $15 million of which $3 million had been previously reserved in the first quarter of 2001. On June 22, 2001, the Company notified the FERC that it agreed to refund amounts in excess of the proxy prices for May transactions in light of changes in environmental restrictions on the Company's generators. Any refunds the Company may ultimately be obligated to pay are to be credited against unpaid amounts owed to the Company for its sales in the Cal PX or to the Cal ISO. The December 15 order established that a refund condition would be in place for the period beginning October 2, 2000 through December 31, 2002. Motions for rehearing have been filed on a number of issues related to the December 15 order and such motions are still pending before the FERC.

         On April 26, 2001, the FERC issued an order establishing a market monitoring and mitigation plan for the California markets to replace the $150/MWh breakpoint plan. This plan became effective on May 29, 2001 and was to have lasted no more than one year. The plan retains the "breakpoint" approach to price mitigation, for bids in the real-time market during periods when power reserves fall below 7.5 percent (i.e., Stages 1, 2 and 3 emergencies in the Cal
ISO). The plan's breakpoint amount is based on variable cost calculations using data submitted confidentially by each gas-fired generator to the FERC and the Cal ISO. The Cal ISO is instructed to use this data and daily indices of natural gas and emissions allowance costs to establish the market-clearing price in real-time based on the marginal cost of the highest-cost generator called to run. The plan also increases the Cal ISO's authority to coordinate and control generating facility outages, subject to periodic reports to and review by the FERC; requires generators in California to offer all their available capacity for sale in the real-time market, and conditions sellers' market-based rate authority such that sellers violating certain conditions on their bids will be subject to increased scrutiny by the FERC, potential refunds and even revocation of their market-based rate authority. The FERC conditioned implementation of the market monitoring and mitigation plan on the Cal ISO and the three California public utilities filing a regional transmission organization proposal by June 1, 2001. On June 1, 2001, the Cal ISO and the three California public utilities made a filing purporting to meet this requirement.

         On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan adopted in its April 26 order, to apply price controls to all hours, instead of just hours of low operating reserve, and to extend the mitigation measures to other Western states in addition to California. The proxy market clearing price calculated by the Cal ISO will apply during reserve deficiencies to all sales in the Cal ISO and Western spot markets. The affected Western states are Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming. The proxy market clearing price will include variable operations and maintenance costs ($6/MWh) and natural gas costs, while emissions costs and start-up fuel costs incurred in providing energy will be billed by suppliers directly to the Cal ISO. The Cal ISO will also add a 10 percent premium to market clearing prices to compensate sellers for credit uncertainty in California. In non-emergency hours in California, the maximum price in California and the West will be capped at 85 percent of the highest Cal ISO hourly market clearing price established during the hours when the last Stage 1 emergency was in effect. Sellers other than marketers will be allowed to bid higher than the maximum prices, but such bids are subject to justification and potential refund. Justification of higher prices is limited to establishing higher actual gas costs than the proxy calculation averages. Marketers cannot justify prices above the set maximum, but rather must be price takers. The plan requires that every non-hydroelectric generator located in California with available uncommitted capacity must bid into the Cal ISO's real-time market in every hour, and non-hydroelectric generators in other Western states that use the interstate transmission grid must likewise make their uncommitted capacity available to a spot market of their choice. The modified monitoring and mitigation plan went into effect June 20, 2001, and will terminate on September 30, 2002, covering two summer peak seasons, or approximately 16 months. The Company believes that while the mitigation plan will reduce volatility in the market, the Company will nevertheless be able to profitably operate its facilities in the West because the proxy market clearing price is based on the heat rate of the least efficient unit on-line during each hour. Additionally, as noted above, the mitigation plan allows sellers, such as the Company, to justify prices above the proxy price. Finally, any adverse impacts of the mitigation plan on the Company's operations would be mitigated, in part, by the Company's forward hedging activities. The FERC set July 2, 2001, as the refund effective date for mitigation of prices throughout the West. This means that transactions after that date may be subject to refund if found to be unjust or unreasonable.

         The order issued June 19 further requires all public utility sellers and buyers in the Cal ISO's markets to participate in settlement discussions to address past accounts and creditworthiness issues and to structure more long-term contracting. This conference convened on June 25, 2001, and continued through July 9, 2001. The settlement judge made his recommendations to the FERC regarding a proposed methodology for calculating possible refunds by sellers and procedures for resolving that and other outstanding issues on July 12, 2001. The FERC issued an order on July 25, 2001 adopting most of the settlement judge's recommendations, with modifications, and set an expedited hearing schedule. The Company cannot currently predict the amount of these potential refunds, if any, because the methodology used to calculate these refunds is dependent on information that is only known to the Cal ISO. The amounts of any refunds will be determined by the end of the expedited hearing process. This proceeding should be completed by September 24, 2001. Any refunds that are determined in the FERC proceeding are to be offset against unpaid amounts owed to the Company for its prior sales. The Company has not reserved any amounts for potential future refunds as a reasonable estimate cannot currently be made.

         In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the CPUC, the California Electricity Oversight Board, the California Bureau of State Audits, the California State Senate and the California Office of the Attorney General all have separate ongoing investigations into the high prices and their causes. The Washington and Oregon attorney generals have begun similar investigations. With the exception of a report by the California Bureau of State Audits, none of these investigations has been completed and no findings have been made in connection with any of them. The California state audit report, released earlier this year, concluded that the foremost cause of the market disruptions in California was fundamental flaws in the structure of the power market. In addition, recently promulgated regulations may make the Company subject to additional reporting requirements to the California Energy Commission.

         Pursuant to a resolution by the California Senate Rules Committee, the California Senate has established a Select Committee on Price Manipulation of the Wholesale Market (Committee). On June 12, 2001, the Committee served on Reliant Energy Services, Inc., and Reliant Energy Power Generation, Inc., subpoenas for documents. On July 18, 2001, the Committee found that these two companies had not provided an adequate response to the subpoenas, and it voted to recommend that the Senate initiate contempt proceedings against those entities. The ultimate outcome of the Senate proceedings cannot be predicted with any degree of certainty at this time.

         In default on payments for wholesale power purchased through the Cal PX and from the Cal ISO, the credit ratings of two of California's public utilities, Pacific Gas and Electric (PG&E) and Southern California Edison Company (SCE), remain below investment grade. As a result, PG&E and SCE are no longer able to schedule power transactions through the Cal ISO, which has relied on its emergency dispatch authority to serve the load of PG&E and SCE that cannot be served by generation owned or under contract by PG&E or SCE. According to orders of the FERC, the Cal ISO may not make real-time power purchases or issue emergency dispatch orders to third-party suppliers to serve the utilities' net short load in the absence of a creditworthy counterparty to back the liabilities of PG&E or SCE. The bankruptcy court judge on the PG&E bankruptcy has also issued an injunction precluding the CAI ISO from making such purchases.

         The CDWR has acted as a creditworthy counterparty for certain real-time transactions on behalf of PG&E and SCE, but disputes its direct liability for some of the power obtained from third-party suppliers to serve the utilities' net short load. The issue of CDWR's liability for amounts due from PG&E and SCE is currently before the FERC. Since January 2000, pursuant to emergency legislation enacted by the California Legislature, the CDWR has negotiated and purchased power through short- and long-term contracts on behalf of PG&E and SCE. On May 10, 2001, the CDWR received authorization under state law to issue up to $13.4 billion in bonds to cover the costs of power purchased on behalf of PG&E and SCE. These funds may not, however, be used to pay for any past under-collections or to service existing debt of the utilities.

         In addition to creditworthiness and payment disputes regarding transactions through the Cal ISO, certain issues remain outstanding with regard to the defaults of PG&E and SCE in the markets operated by the Cal PX, which is now in Chapter 11 bankruptcy proceedings. The Cal PX initially allocated the utilities' defaults to other market participants, under a chargeback provision of the Cal PX tariff, which action was challenged in both federal court and at the FERC. Although the Cal PX's actions with regard to the chargebacks were ultimately stayed by the federal court and ordered by the FERC to be rescinded, the issue of how monies held in escrow by the Cal PX will be distributed among market participants is still outstanding. In addition, Reliant Energy Services, Inc. and the Cal PX have filed actions to recover payment from the State of California for its seizure of block forward contracts purchased by PG&E and SCE that secured the utilities' activities in the Cal PX markets.

         In May 2001, a bill was passed by the California Senate that proposed a tax on "windfall profits" earned by electric generators in California. The bill would impose a 100% tax on any electricity sold by California generators that exceeds a "just and reasonable price," such price to be set by the CPUC. This bill expired when the first extraordinary session ended. During the second extraordinary session of the California legislature, currently in progress, similar bills have been introduced in both the California Senate and the California Assembly. The Senate bill, which was introduced on May 17, would impose a tax equal to the portion of sales above the "cost based rates," which include "reasonable" profit margins and maintenance and operating expenses. This bill passed the Senate on May 17 and is currently in committee in the California Assembly. It must be voted on and passed by the California Assembly, and signed by the Governor, before it will become law. On May 15, the California Assembly also introduced a bill that would tax "excess" gross receipts from electrical energy distribution. The Assembly bill would impose a tax equal to 50% of all gross receipts higher than a base price but not more than 150% of the base price. For receipts between 150% and 200% of the base price, the tax is 70%, and for receipts over 200% of the base price, the tax is 90% of the gross receipts. The bill sets the base price at $60 per megawatt hour until the CPUC sets an appropriate price. This bill has not yet passed the California Assembly. If either bill is enacted into law in its current form, such a tax could significantly increase the cost of operating power generation facilities serving the California market and could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

(e) Indemnification of Dutch Stranded Costs.

         In January 2001, the Dutch Electricity Production Sector Transitional Arrangements Act (Transition Act) became effective. The Transition Act, among other things, allocated to REPGB and the three other Dutch generation companies, a share of the assets, liabilities and stranded cost commitments of BV Nederlands Elektriciteit Administratiekantoor (formerly, N.V. Samenwerkende elecktriciteits-produktiebedrijven (SEP)). Prior to the enactment of the Transition Act, SEP acted as the national electricity pooling and coordinating body for the generation output of REPGB and the three other national Dutch generation companies. REPGB and the three other Dutch generation companies are shareholders of SEP.

         The Transition Act and related agreements specify that REPGB has a 22.5% share of SEP's assets, liabilities and stranded cost commitments. SEP's stranded cost commitments consisted primarily of various uneconomical or stranded costs investments and long-term gas supply and power contracts entered into prior to the liberalization of the Dutch wholesale electricity market. SEP's primary asset is its ownership interest in the Dutch national grid company, which is expected to be sold to the Dutch government in the fourth quarter of 2001 for approximately NLG 2.55 billion (approximately $982 million based on an exchange rate of 2.59 NLG per U.S. dollar as of June 30, 2001). Under the Transition Act, REPGB can either assume its 22.5% allocated interest in the contracts or, subject to the terms of the contracts, sell its interests to third parties.

         The Transition Act, as enacted, provided that, subject to the approval of the European Commission, the Dutch government will provide financial compensation to the Dutch generation companies, including REPGB, for certain liabilities associated with long-term district heating contracts entered into by the generation companies with various municipalities. In July 2001, the European Commission ruled that under certain conditions the Dutch government can provide financial compensation to the generation companies for the district heating contracts. However, at this point, it is unclear what the timing of this compensation will be or what form it will take. To the extent that this compensation is not ultimately provided to the generation companies by the Dutch government, REPGB will collect its compensation directly from the former shareholders as further discussed below.

         The former shareholders have agreed pursuant to a share purchase agreement to indemnify REPGB for up to NLG 1.9 billion in stranded cost liabilities (approximately $734 million based on an exchange rate of 2.59 NLG per U.S. dollar as of June 30, 2001). The indemnity obligation of the former shareholders and various provincial and municipal entities (including the city of Amsterdam), is secured by a NLG 900 million escrow account (approximately $347 million based on an exchange rate of 2.59 NLG per U.S. dollar as of June 30, 2001). In the first quarter of 2001, REPGB recorded a $544 million liability representing the estimated net present value of its statutorily allocated share of SEP's stranded cost gas and electric and district heating commitments over the life of the respective contracts. Pursuant to SFAS No. 133, the gas and electric contracts are marked to market. As of June 30, 2001, the Company has recorded a liability of $376 million for its stranded cost gas and electric and district heating commitments. In addition, the Company recorded a corresponding asset of equal amount for the indemnification of this obligation from REPGB's former shareholders and the Dutch government. The estimate of stranded cost liability is based on a number of assumptions, many of which are contingent upon the outcome of future events, such as fuel and energy prices, that are not known at this time. The actual amount of the ultimate stranded cost liability may be greater or smaller depending on the outcome of these assumptions.

         During the second quarter of 2001, the Company filed aggregate indemnity claims of NLG 64 million (approximately $25 million) for stranded cost liabilities associated with the district heating and gas and electricity contract losses incurred during the first quarter of 2001. Based on current market projections, the Company expects to file similar claims on a quarterly basis for the lifetime of these contracts. On May 31 and July 9, 2001, the former shareholders rejected REPGB's indemnity claims. The Company believes that the rejection of its indemnity claims is without merit and intends to vigorously pursue its claims against the former shareholders.

         During the second quarter of 2001, the Company recorded a $51 million pre-tax gain (NLG 125 million) recorded as equity income for the preacquisition gain contingency related to the acquisition of REPGB for the value of its equity investment in SEP. This gain was based on the Company's evaluation of SEP's financial position and fair value. Pursuant to the purchase agreement, of REPGB, as amended, REPGB is entitled to a NLG 125 million (approximately $51 million) dividend from SEP under certain conditions.

(f) Payment to Reliant Energy in 2004.

         To the extent the Company's price for providing retail electric service to residential and small commercial customers in Reliant Energy's Houston service territory during 2002 and 2003, which price is mandated by the Texas electric restructuring law, exceeds the market price of electricity, the Company may be required to make a payment to Reliant Energy in early 2004. This payment would be required unless the Public Utility Commission of Texas (Texas Utility Commission) determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within Reliant Energy's Houston service territory as of January 1, 2002 is committed to be served by retail electric providers other than the Company. If the 40% test is not met and a payment is required, the amount of this payment will not exceed, but could be up to $150 per customer multiplied by the number of residential or small commercial customers, as the case may be, that the Company serves on January 1, 2004 in Reliant Energy's Houston service territory, less the number of new retail electric customers the Company serves in other areas of Texas. As of June 30, 2001, Reliant Energy had approximately 1.5 million residential and small commercial customers. In the master separation agreement between the Company and Reliant Energy, the Company has agreed to make this payment, if any, to Reliant Energy.

(g) Construction Agency Agreement.

         In April 2001, the Company, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion. The Company, through several of its subsidiaries, acts as construction agent for the special purpose entities, and is responsible for completing construction of these projects by August 31, 2004, but has generally limited its risk related to construction completion to less than 90% of project costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, the Company's subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If the Company does not exercise its option to lease any project upon its completion, the Company must purchase the project or remarket the project on behalf of the special purpose entities. At the end of an individual project's operating lease term (approximately five years from construction completion), the lessees have the option to extend the lease at fair market value, purchase the project at a fixed amount equal to the original construction cost, or act as remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment, of up to 85% of the project cost, if the proceeds from remarketing are not sufficient to repay the Investors. The Company has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and, if the lease option is exercised, the lessee's obligations during the lease period.

(12) BENEFIT CURTAILMENT AND ENHANCEMENT CHARGE

         During the six months ended June 30, 2001, the Company recognized a pre-tax, non-cash charge of $100 million relating to the redesign of some of Reliant Energy's benefit plans in anticipation of Reliant Resources' separation from Reliant Energy.

         Effective March 1, 2001, the Company no longer accrues benefits under a noncontributory pension plan for its domestic non-union employees (Resources Participants). Effective March 1, 2001, each non-union Resources Participant's unvested pension account balance became fully vested and a one-time benefit enhancement was provided to some qualifying participants. During the first quarter of 2001, the Company incurred a charge to earnings of $83 million (pre-tax) for a one-time benefit enhancement and a gain of $23 million (pre-tax) related to the curtailment of Reliant Energy's pension plan. In connection with the Distribution, the Company expects to incur a loss of $48 million (pre-tax) related to the settlement of Reliant Energy's pension plan.

         Effective March 1, 2001, the Company discontinued providing subsidized postretirement benefits to its domestic non-union employees. The Company incurred a pre-tax charge of $40 million during the first quarter of 2001 related to the curtailment of the Company's postretirement obligation. In connection with the Distribution, the Company expects to incur a pre-tax gain of $18 million related to the settlement of post retirement benefit obligations. For additional information regarding these benefit plans, see Notes 9(b) and 9(d) to Reliant Resources Prospectus Notes.

(13) REPORTABLE SEGMENTS

         The Company's determination of reportable segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers. The Company has identified these following reportable segments: Wholesale Energy, European Energy, Retail Energy and Other Operations. For descriptions of these financial reporting segments, see Note 1 of the Reliant Resources Prospectus Notes. There were no material inter-segment revenues during the quarters ended June 30, 2000 and June 30, 2001.

         Financial data for business segments are as follows:


                              FOR THE THREE MONTHS ENDED JUNE 30, 2000
                            ---------------------------------------------
                                                              INCOME FROM
                                                                EQUITY        AS OF DECEMBER
                                                             INVESTMENTS IN      31, 2000
                            REVENUES FROM     OPERATING      UNCONSOLIDATED   --------------
                            NON-AFFILIATES   INCOME (LOSS)    SUBSIDIARIES     TOTAL ASSETS
                            --------------   -------------   --------------   --------------
                                                    (IN MILLIONS)
Wholesale Energy ........    $      3,452    $        172     $          5    $     10,504
European Energy .........             136              26               --           2,473
Retail Energy ...........              23             (12)              --             131
Other Operations ........               2             (12)              --             106
                             ------------    ------------     ------------    ------------
Consolidated ............    $      3,613    $        174     $          5          13,214
                             ============    ============     ============    ============


                                FOR THE SIX MONTHS ENDED JUNE 30, 2000
                            -----------------------------------------------
                                                              INCOME FROM
                                                                 EQUITY
                                                             INVESTMENTS IN
                            REVENUES FROM      OPERATING     UNCONSOLIDATED
                            NON-AFFILIATES   INCOME (LOSS)    SUBSIDIARIES
                            --------------   -------------   --------------
                                            (IN MILLIONS)
Wholesale Energy ........    $      5,608    $        150     $          6
European Energy .........             286              61               --
Retail Energy ...........              38             (21)              --
Other Operations ........               2             (15)              --
                             ------------    ------------     ------------
Consolidated ............    $      5,934    $        175     $          6
                             ============    ============     ============



                                  FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                ----------------------------------------------
                                                                  INCOME FROM
                                                                     EQUITY            AS OF
                                                                 INVESTMENTS IN   JUNE 30, 2001
                                REVENUES FROM     OPERATING      UNCONSOLIDATED   -------------
                                NON-AFFILIATES   INCOME (LOSS)    SUBSIDIARIES     TOTAL ASSETS
                                --------------   -------------   --------------   -------------
                                                                             (IN MILLIONS)
Wholesale Energy ............    $      9,366    $        205     $          1    $     11,850
European Energy .............             276               9               51           3,043
Retail Energy ...............              36              (3)              --             193
Other Operations ............               3             (10)              --           1,562
Reconciling Elimination .....              --              --               --            (291)
                                 ------------    ------------     ------------    ------------
Consolidated ................    $      9,681    $        201     $         52    $     16,357
                                 ============    ============     ============    ============


                               FOR THE SIX MONTHS ENDED JUNE 30, 2001
                          -----------------------------------------------------
                                                                  INCOME FROM
                                                                     EQUITY
                                                                 INVESTMENTS IN
                          REVENUES FROM        OPERATING         UNCONSOLIDATED
                          NON-AFFILIATES     INCOME (LOSS)        SUBSIDIARIES
                          --------------     -------------       --------------
                                           (IN MILLIONS)
Wholesale Energy ...      $      18,959      $         421       $          14
European Energy ....                524                 27                  51
Retail Energy ......                 63                 (6)                 --
Other Operations ...                  6               (126)                 --
                          -------------      -------------       -------------
Consolidated .......      $      19,552      $         316       $          65
                          =============      =============       =============

     Reconciliation of Operating Income to Net Income:



                                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                   -----------------------------       -----------------------------
                                                      2000              2001              2000              2001
                                                   -----------       -----------       -----------       -----------
                                                                             (IN MILLIONS)
Operating income ............................      $       174       $       201       $       175       $       316
Other (expense) income ......................              (32)               60               (73)               55
Income tax expense ..........................              (38)              (86)              (20)             (117)
Cumulative effect of accounting change ......               --                --                --                 3
Extraordinary item ..........................                7                --                 7                --
                                                   -----------       -----------       -----------       -----------
Net income ..................................      $       111       $       175       $        89       $       257
                                                   ===========       ===========       ===========       ===========

(14) SUBSEQUENT EVENTS

(a) Hedge of Net Investment in Foreign Subsidiaries.

         In July 2001, the Company has entered into foreign currency swaps on Euro 560 million (approximately $475 million based on an exchange rate of 0.8490 Euro per U.S. dollar as of June 30, 2001) to hedge its net investment in its European Energy segment, which expire in 2002. The Company has designated these derivative instruments as hedges. Changes in the fair value of the swaps will be recorded as foreign currency translation adjustments included as a component of stockholders' equity.

(b) Treasury Stock Purchases.

         During the third quarter of 2001, Reliant Resources purchased 840,000 shares of Reliant Resources common stock at an average price of $20.58 per share, or an aggregate purchase price of $17.3 million. These shares were purchased in anticipation of funding benefit plan obligations of the Company expected to be funded prior to the Distribution. The master separation agreement between Reliant Resources and Reliant Energy restricts the ability of Reliant Resources to issue shares of its common stock prior to the separation of the two companies without the prior consent of Reliant Energy. Accordingly, Reliant Resources may make future purchases of its common stock in anticipation of funding pre-distribution employee benefit plan obligations.

(c) Reliant Energy Communications.

         During the third quarter of 2001, the Company decided to evaluate strategic alternatives, including divestiture, partnerships with other market participants or other strategic alternatives, for the Company's Communications business which serves as a facility-based competitive local exchange carrier and Internet services provider as well as network operations centers and managed data centers in Houston and Austin. The Company does not believe the disposition or other strategic alternatives of this business will have a material adverse effect on its consolidated financial condition, results of operations or cash flows in 2001 and in future periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

         The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

                                    OVERVIEW

         We are a rapidly growing provider of electricity and energy services with a focus on the deregulating competitive wholesale and retail segments of the electric power industry in the United States and Europe.

         In this section we discuss our results of operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity and capital resources. Our financial reporting segments include Wholesale Energy, European Energy, Retail Energy and Other Operations. For segment reporting information, please read Note 13 to our Interim Financial Statements.

         On May 12, 2000, one of our subsidiaries purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having an aggregate net generating capacity of approximately 4,262 MW. For additional information about this acquisition, including our accounting treatment of the acquisition, please read Note 5(a) to Reliant Resources Prospectus Notes and Note 5 to our Interim Financial Statements.

                       OUR SEPARATION FROM RELIANT ENERGY

         In connection with our separation from Reliant Energy, Reliant Energy has contributed to us effective December 31, 2000, by conveyance or merger, our wholesale, retail and other operations described in Note 1 to Reliant Resources Prospectus Notes. Through December 31, 2000, these operations were conducted by Reliant Energy and its direct and indirect subsidiaries. These operations consist of the following:

         o non-rate regulated power generation assets and related energy trading, marketing, power origination and risk management operations in North America and Europe,

         o        retail electric operations, and

         o other operations, including our business, communications, and venture capital businesses which we refer to as "New Ventures businesses."

         The financial information for the three and six months ended June 30, 2000, discussed in this section is derived from the consolidated historical financial statements of Reliant Energy, which include the results of operations for all of Reliant Energy's businesses, including those businesses which we did not own. In order to prepare our financial statements for the three and six months ended June 30, 2000, contained in this Form 10-Q and discussed in this section, we carved-out the results of operations of the businesses that we own from Reliant Energy's consolidated historical financial statements. Accordingly, the results of operations discussed in this section include only revenues and costs directly attributable to the businesses we own and operate. Some of these costs are for facilities and services provided by Reliant Energy and for which our operations have historically been charged based on usage or other allocation factors. We believe these allocations are reasonable but they are not necessarily indicative of the expenses that would have resulted if we had actually operated independently of Reliant Energy. We may experience changes in our cost structure, funding and operations as a result of our separation from Reliant Energy, including increased costs associated with reduced economies of scale, and increased costs associated with being a publicly traded, independent company. We cannot currently predict, with any certainty, the actual amount of increased costs we may incur, if any.

         In May 2001, we offered 59.8 million shares of our common stock to the public at an initial public offering (Offering) price of $30 per share and received net proceeds from the Offering of $1.7 billion. Pursuant to the master separation agreement, we used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Energy has publicly disclosed that it expects to distribute the remaining common stock of Reliant Resources that it owns to Reliant Energy's or its successor's shareholders within 12 months of the closing of our initial public offering. For additional information regarding our business separation plan, please read Notes 1 and 4 to Reliant Resources Prospectus Notes.

         The following table provides summary data regarding our consolidated results of operations for the three and six months ended June 30, 2000 and 2001.

                       CONSOLIDATED RESULTS OF OPERATIONS



                                                          THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                        -------------------------------       -------------------------------
                                                            2000               2001              2000            2001
                                                        ------------       ------------       ------------       ------------
                                                                                     (IN MILLIONS)
Operating Revenues ...............................      $      3,613       $      9,681       $      5,934       $     19,552
Operating Expenses ...............................             3,439              9,480              5,759             19,236
                                                        ------------       ------------       ------------       ------------
Operating Income .................................               174                201                175                316
Other (Expense) Income, net ......................               (32)                60                (73)                55
Income Tax Expense ...............................               (38)               (86)               (20)              (117)
                                                        ------------       ------------       ------------       ------------
Income Before Cumulative Effect of
     Accounting Change and Extraordinary Item ....               104                175                 82                254
Cumulative Effect of Accounting Change,
      net of tax .................................                --                 --                 --                  3
Extraordinary item, net of tax ...................                 7                 --                  7                 --
                                                        ------------       ------------       ------------       ------------
Net Income .......................................      $        111       $        175       $         89       $        257
                                                        ============       ============       ============       ============

Three months ended June 30, 2000 compared to three months ended June 30, 2001

         Net Income. We reported consolidated net income of $111 million for the three months ended June 30, 2000 compared to $175 million for the three months ended June 30, 2001. During the second quarter of 2000, we recognized a $7 million extraordinary gain related to the early extinguishment of long-term debt. The $64 million increase was primarily due to a $51 million pre-tax gain recorded in equity income related to a preacquisition contingency for the value of SEP, the coordinating body for the Dutch electricity generating sector, increased earnings from Wholesale Energy and a decrease in net interest expense partially offset by the following:

         o an $18 million pre-tax gain on the sale of a development-stage project recognized in the three months ended June 30, 2000,

         o a net $12 million write-off in receivable balances related to our energy sales in the California market recorded in the three months ended June 30, 2001, resulting from refunds, and

         o a decrease in margins realized by European Energy as the Dutch wholesale electric market was completely opened to competition on January 1, 2001.

         Operating Income. For an explanation of changes in operating income, please read the discussion below of operating income (loss) by segment.

         Other Income (Expense). Other expense was $32 million for the second quarter of 2000 compared to other income of $60 million for the second quarter of 2001. This increase in other income was primarily due to decreased interest expense on notes to affiliated companies of $62 million and the $51 million pre-tax gain recorded in equity income as described above. Net intercompany interest related to affiliated debt decreased from the three months ended June 30, 2000 compared to the same period in 2001 primarily due to the following:

         o the conversion into equity of debt owed to Reliant Energy and its subsidiaries of $1.7 billion upon the completion of the offering (see Note 4 to our Interim Financial Statements),

         o the repayment in August 2000 of $1.0 billion of debt owed to Reliant Energy related to the REMA acquisition from proceeds received from the sale-leaseback transactions (see Note 5(a) to Reliant Resources Prospectus Notes), and

         o the investing of excess cash primarily resulting from the Offering with a subsidiary of Reliant Energy during the second quarter of 2001.

         For additional information regarding the $51 million gain recognized in the second quarter of 2001 related to European Energy's value of its equity investment in SEP, see Note 11(e) to our Interim Financial Statements. These items were partially offset by the following:

         o an increase in interest expense to third parties of $11 million primarily as a result of higher levels of short-term and long-term borrowings associated, in part, with capital expenditures.

         o decreased earnings from unconsolidated subsidiaries of Wholesale Energy for the second quarter of 2001 of $5 million compared to the same period in 2000, and

         o an $18 million pre-tax gain on the sale of a development-stage project recognized in the second quarter of 2000.

         Income Tax Expense. During the three months ended June 30, 2000 and 2001, our effective tax rate was 26.8% and 32.8%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $5.9 million for the three months ended June 30, 2001. These items primarily related to income earned by REPGB and were partially offset by nondeductible goodwill, state income taxes and valuation allowances. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $11.7 million for the three months ended June 30, 2000. These items primarily related to income earned by REPGB and were partially offset by nondeductible goodwill, state income taxes and valuation allowances. In 2001 and prior years, the earnings of REPGB were subject to a zero percent Dutch corporate income tax rate as a result of the Dutch tax holiday related to the Dutch electricity industry. In 2002, all of European Energy's earnings in the Netherlands will be subject to the standard Dutch corporate income tax rate, which is currently 35%.

Six months ended June 30, 2000 compared to six months ended June 30, 2001

         Net Income. We reported consolidated net income of $89 million for the six months ended June 30, 2000 compared to $257 million for the six months ended June 30, 2001. The increase of $168 million was primarily due to increased earnings from Wholesale Energy, equity income related to a preacquisition contingency for the value of SEP as discussed above and Wholesale Energy, a decrease in net interest expense, and a pre-tax impairment loss of $22 million on marketable equity securities classified as "available-for-sale" recorded in the first quarter of 2000, partially offset by the following:

         o a pre-tax, non-cash charge of $100 million relating to the redesign of some of Reliant Energy's benefit plans in anticipation of our separation from Reliant Energy,

         o a $37 million provision against receivable balances related to our energy sales during the first six months of 2001 in the California market,

         o an $18 million pre-tax gain on the sale of a development-stage project recognized in the six months ended June 30, 2000,

         o a net $12 million write-off in receivable balances related to our energy sales in the California market recorded in the three months ended June 30, 2001, resulting from refunds, and

         o a decrease in margins realized by European Energy as the Dutch wholesale electric market was completely opened to competition on January 1, 2001.

         A cumulative effect of accounting change of $3 million was recognized in the first quarter of 2001, related to the adoption of SFAS No. 133, which is discussed in Note 3 to our Interim Financial Statements. During the second quarter of 2000, we recognized a $7 million extraordinary gain related to the early extinguishment of long-term debt.

         Operating Income. For an explanation of changes in our operating income, please read the discussion below of operating income (loss) by segment.

         Other Income (Expense). Other expense decreased by $128 million during the six months ended June 30, 2000 compared to the same period in 2001, primarily due to the following:

         o decreased interest expense of $68 million on debt to affiliated companies, as discussed above in the quarterly results of operations,

         o a $51 million pre-tax preacquisition contingency gain recorded as equity income, as discussed in Note 11(e) of our Interim Financial Statements,

         o an $8 million increase in earnings compared to the same period in 2000 from unconsolidated subsidiaries of Wholesale Energy for the six months ended June 30, 2001,

         o an impairment loss of $22 million on marketable equity securities classified as "available-for-sale" recorded in the first quarter of 2000,

         o increased unrealized and realized gains on marketable equity securities of $4 million, and

         o increased interest income of $12 million primarily related to increased deposits from Wholesale Energy.

         The above items were partially offset by increased interest expense to third parties of $25 million, primarily as a result of higher levels of short-term and long-term borrowings associated, in part, with the funding of a portion of the acquisition of REPGB in March 2000 and capital expenditures. In addition, we recognized an $18 million pre-tax gain on the sale of a development-stage project recognized in the six months ended June 30, 2000.

         For additional information regarding our investment in the marketable equity securities noted above, see Note 2(l) to Reliant Resources Prospectus Notes.

         During the six months ended June 30, 2001, the Company recognized $16 million of interest expense to affiliates that was subsequently converted or contributed to our equity in May 2001 by Reliant Energy.

         Income Tax Expense. During the six months ended June 30, 2000 and 2001, our effective tax rate was 20.3% and 31.4%, respectively. Our reconciling items from the federal statutory tax rate of 35% to the effective tax rate totaled $13.2 million for the six months ended June 30, 2001. These items primarily related to income earned by REPGB and were partially offset by nondeductible goodwill, state income taxes and valuation allowances. Our reconciling items from the federal statutory tax rate to the effective tax rate totaled $15.0 million for the six months ended June 30, 2000. These items primarily related to income earned by REPGB and were partially offset by nondeductible goodwill and state income taxes.

         As discussed in Note 11(e) to our Interim Financial Statements, the Transition Act allocated to the Dutch generation sector, including REPGB, financial responsibility for SEP's obligations to purchase electricity and gas under a gas supply contract and three electricity contracts. As a result of the above, we recorded an out-of-market, net stranded cost liability of $169 million and a related deferred tax asset of $61 million at June 30, 2001 for our statutorily allocated share of these gas supply and electricity contracts. We believe that the costs incurred by REPGB subsequent to the tax holiday ending in 2001 related to these contracts will be deductible for Dutch tax purposes. However, due to the uncertainties related to the deductibility of these costs, we have recorded a reserve in other liabilities in our Interim Financial Statements of $61 million as of June 30, 2001.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

         The following table presents operating income (loss) for each of our business segments for the three and six months ended June 30, 2000 and 2001.


                                      THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                    -------------------------------       -------------------------------
                                        2000              2001               2000                2001
                                    ------------       ------------       ------------       ------------
                                                                 (IN MILLIONS)
Wholesale Energy .............      $        172       $        205       $        150       $        421
European Energy ..............                26                  9                 61                 27
Retail Energy ................               (12)                (3)               (21)                (6)
Other Operations .............               (12)               (10)               (15)              (126)
                                    ------------       ------------       ------------       ------------
      Total Consolidated .....      $        174       $        201       $        175       $        316
                                    ============       ============       ============       ============

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

     The following table provides summary data regarding the results of operations of Wholesale Energy for the three and six months ended June 30, 2000 and 2001.


                                                                            WHOLESALE ENERGY
                                                    ------------------------------------------------------------------
                                                      THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------      ------------------------------
                                                        2000             2001              2000               2001
                                                    ------------      ------------      ------------      ------------
                                                                              (IN MILLIONS)
Operating Revenues ...........................      $      3,452      $      9,366      $      5,608      $     18,959
Operating Expenses:
  Fuel and Cost of Gas Sold ..................             1,943             4,334             3,363             9,988
  Purchased Power ............................             1,244             4,654             1,931             8,201
  Operation and Maintenance ..................                42                83                74               148
  General, Administrative and Development ....                33                69                65               139
  Depreciation and Amortization ..............                18                21                25                62
                                                    ------------      ------------      ------------      ------------
    Total Operating Expenses .................             3,280             9,161             5,458            18,538
                                                    ------------      ------------      ------------      ------------
Operating Income .............................      $        172      $        205      $        150      $        421
                                                    ============      ============      ============      ============

Operations Data:
  Electricity Wholesale Power Sales
    (in MMWH (1)) ............................                36                86                64               163
  Natural Gas Sales (in Bcf (2)) .............               533               859             1,082             1,626

----------
(1)  Million megawatt hours.
(2)  Billion cubic feet.

         Wholesale Energy's operating income increased $33 million and $271 million for the second quarter and first six months of 2001 compared to the same periods in 2000. The increases were primarily due to increased gross margins (revenues less fuel and cost of gas sold and purchased power). Gross margins for Wholesale Energy rose by $113 million and $456 million for the second quarter and the first six months of 2001 compared to the same periods in 2000, respectively. Gross margins increased primarily due to increased revenues from energy and ancillary services, increased volumes and higher margins from its trading and marketing activities and the addition of our Mid-Atlantic assets and strong commercial and operational performance in other regions. These results were partially offset by higher operation and maintenance expenses, higher general, administrative and development expenses and a $37 million provision and a $12 million net write-off against receivables balances related to energy sales in the West Region.

         On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan it had previously adopted on April 26, 2001. This mitigation plan extends the hours to which the price controls are applied, as well as the states in which the price controls will be in effect. Additionally, the FERC issued an order on July 25, 2001 adopting certain recommendations made by an administrative law judge regarding a proposed methodology for calculating possible refunds by sellers of electricity in the Western Region. We, however, believe that while the mitigation plan will reduce volatility in the market, we will nevertheless be able to profitably operate our facilities in the West because the proxy market clearing price is based on the heat rate of the least efficient unit on-line during each hour. Additionally, as noted above, the mitigation plan allows sellers, such as us, to justify prices above the proxy price. Finally, any adverse impacts of the mitigation plan on our operations would be mitigated, in part, by our forward hedging activities. The Company has not reserved any amounts for potential future refunds as a reasonable estimate cannot be currently made.

For information regarding the reserve against receivables and uncertainties in the California wholesale energy market, please read Notes 11(a) and 11(d) to our Interim Financial Statements.

         Wholesale Energy's operating revenues increased $5.9 billion and $13.4 billion for the second quarter and the first six months of 2001 compared to the same periods in 2000. The increases were primarily due to increases in prices and volumes for gas and power sales. Wholesale Energy's fuel and gas costs increased $2.4 billion and $6.6 billion in the second quarter and the first six months of 2001 compared to the same periods in 2000, largely due to a higher average cost of gas and increased volume. Wholesale Energy's purchased power expense increased $3.4 billion and $6.3 billion for the second quarter and the first six months of 2001 compared to the same periods in 2000, primarily due to higher power sales volumes and higher average cost of power. Operation and maintenance expenses for Wholesale Energy increased $41 million and $74 million in the second quarter and the first six months of 2001 compared to the same periods in 2000, primarily due to costs associated with the operation and maintenance of generating plants acquired or placed into service after the first quarter of 2000 and lease expense associated with the Mid-Atlantic generating facilities' sale/leaseback transactions. General, administrative and development expenses increased $36 million and $74 million in the second quarter and first six months of 2001 compared to the same periods in 2000, primarily due to higher staffing levels to support increased sales and expanded trading and marketing efforts. Depreciation and amortization expense for the second quarter and the first six months of 2001 compared to the same periods in 2000 increased by $3 million and $37 million, respectively, as a result of higher expense related to the amortization of air emissions regulatory allowances, primarily in California and depreciation of our Mid-Atlantic plants, which were acquired in May 2000.

EUROPEAN ENERGY

         Our European Energy segment includes the operations of REPGB and its subsidiaries and our European trading, marketing and risk management operations. European Energy generates and sells power from its generation facilities in the Netherlands and participates in the emerging wholesale energy trading and marketing industry in Europe.

         Beginning January 1, 2001, the Dutch wholesale electric market was completely opened to competition. Consistent with our expectations at the time that we made the acquisition, REPGB has experienced a significant decline in electric margins in 2001 attributable to the deregulation of the market. For additional information regarding these and other factors that may affect the future results of operations of European Energy, please read "Risk Factors - Risks Related to our Wholesale Business - We will experience a significant decline in our European Energy business segment's gross margin in 2001" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Our European Operations" in the Reliant Resources Prospectus, which information is incorporated herein by reference.

         The following table provides summary data regarding the results of operations of European Energy for the three and six months ended June 30, 2000 and 2001.


                                                                         EUROPEAN ENERGY
                                                   ----------------------------------------------------------
                                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------     --------------------------
                                                      2000            2001            2000            2001
                                                   ----------      -----------     ----------      ----------
                                                                         (IN MILLIONS)
Operating Revenues ..........................      $      136      $      276      $      286      $      524
Operating Expenses:
  Fuel ......................................              58             101             127             203
  Purchased Power ...........................               4             117               4             197
  Operation and Maintenance .................              29              19              51              39
  General and Administrative ................               1              11               5              20
  Depreciation and Amortization .............              18              19              38              38
                                                   ----------      ----------      ----------      ----------
     Total Operating Expenses ...............             110             267             225             497
                                                   ----------      ----------      ----------      ----------
Operating Income ............................      $       26      $        9      $       61      $       27
                                                   ==========      ==========      ==========      ==========

Electricity (in MMWH):
  Wholesale Sales ...........................             2.8             3.7             5.9             7.3
  Trading Sales .............................              --             5.9              --             9.0

         European Energy's operating income decreased $17 million and $34 million for the second quarter and the first six months of 2001 compared to the same periods in 2000. These decreases were primarily due to a decrease in margins (revenues less fuel and purchased power), as the Dutch electric market was completely opened to wholesale competition on January 1, 2001. Increased margins from ancillary services, district heating sales and an efficiency and energy payment from SEP totaling $30 million partially offset this decline.

         European Energy's operating revenues increased $140 million and $238 million for the second quarter and the first six months of 2001 compared to the same periods in 2000. The increases were primarily due to increased trading revenues associated with our participation in the now fully deregulated Dutch wholesale electric market. Fuel and purchased power costs increased $156 million and $269 million in the second quarter and the first six months of 2001 compared to the same periods in 2000 primarily due to increased purchased power for trading activities, and increased cost of natural gas and other fuels.

RETAIL ENERGY

         Retail Energy provides energy products and services to end-use customers, ranging from residential and small commercial customers to large commercial, institutional and industrial customers. In addition, Retail Energy includes billing and remittance services provided to Reliant Energy's regulated electric utility and two of its natural gas distribution divisions. Retail Energy charges the regulated electric and gas utilities for these services at cost. We expect to succeed to a significant electric retail customer base in the Houston metropolitan area when the Texas market opens to competition in January 2002.

         The following table provides summary data regarding the results of operations of Retail Energy for the three and six months ended June 30, 2000 and 2001.


                                                                             RETAIL ENERGY
                                                    -----------------------------------------------------------------
                                                      THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                    -----------------------------       -----------------------------
                                                       2000              2001               2000              2001
                                                    -----------       -----------       -----------       -----------
                                                                             (IN MILLIONS)
Operating Revenues ...........................      $        23       $        36       $        38       $        63
Operating Expenses:
  Operation and Maintenance ..................               32                26                53                47
  General, Administrative and Development ....                2                11                 4                18
  Depreciation and Amortization ..............                1                 2                 2                 4
                                                    -----------       -----------       -----------       -----------
     Total Operating Expenses ................               35                39                59                69
                                                    -----------       -----------       -----------       -----------
Operating Loss ...............................      $       (12)      $        (3)      $       (21)      $        (6)
                                                    ===========       ===========       ===========       ===========

         Our Retail Energy segment operating loss decreased $9 million and $15 million, respectively, in the second quarter and the first six months of 2001 compared to the same periods in 2000. The operating loss reduction was primarily due to increased sales of energy and energy services to commercial and industrial customers from our Reliant Energy Solutions unit. Operating revenues increased $13 million and $25 million, respectively, in the second quarter and the first six months of 2001 compared to the same periods in 2000, due to revenues from sales of energy and energy services to commercial and industrial customers as well as increased revenues for the billing and remittance services provided to Reliant Energy. Operations and maintenance and general, administrative and development expenses increased $3 million and $8 million in the second quarter and the first six months of 2001 compared to the same periods in 2000, primarily due to increased personnel and employee related costs and costs related to building an infrastructure necessary to prepare for competition in the retail electric market in Texas.

OTHER OPERATIONS

         Our Other Operations segment includes the operations of our New Ventures businesses, along with unallocated corporate costs.

         The following table provides summary data regarding the results of operations of Other Operations for the three and six months ended June 30, 2000 and 2001.


                                                                        OTHER OPERATIONS
                                                   ----------------------------------------------------------
                                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------      -------------------------
                                                      2000            2001            2000            2001
                                                   ----------      -----------      ---------       ---------
                                                                          (IN MILLIONS)
Operating Revenues ...........................      $       2       $       3       $       2       $       6
Operating Expenses:
  Operation and Maintenance ..................              2               5               2               9
  General, Administrative and Development ....             10               6              13             119
  Depreciation and Amortization ..............              2               2               2               4
                                                    ---------       ---------       ---------       ---------
     Total Operating Expenses ................             14              13              17             132
                                                    ---------       ---------       ---------       ---------
Operating Loss ...............................      $     (12)      $     (10)      $     (15)      $    (126)
                                                    =========       =========       =========       =========

         Other Operation's operating revenues increased $1 million and $4 million in the second quarter and the first six months of 2001 compared to the same periods in 2000, primarily due to our communications business. Operation and maintenance and general, administrative and development expenses increased $113 million in the first six months of 2001 compared to the same period in 2000, primarily due to a pre-tax non-cash charge of $100 million relating to the redesign of some of Reliant Energy's benefit plans in anticipation of our separation from Reliant Energy, and due to the timing of legal expenses and increased communications business and information technology expenses. The $2 million increase in depreciation and amortization expense in the first six months of 2001 is primarily related to capital expenditures subsequent to the first quarter of 2000. For additional information about the benefit charge noted above, please read Note 12 to our Interim Financial Statements.

         During the third quarter of 2001, we decided to evaluate strategic alternatives, including divestiture, partnerships with other market participants or other strategic alternatives, for our Communications business which serves as a facility-based competitive local exchange carrier and Internet services provider as well as network operations centers and managed data centers in Houston and Austin. We do not believe the disposition or other strategic alternatives of this business will have a material adverse effect on our consolidated financial condition, results of operations or cash flows in 2001 and in future periods.

                  CERTAIN FACTORS AFFECTING OUR FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings" in the Reliant Resources Prospectus, which is incorporated herein by reference. For additional information regarding the California wholesale market and related litigation, please read Notes 11(a) and 11(d) to our Interim Financial Statements.

                              FINANCIAL CONDITION

         The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2000 and 2001.

                                              SIX MONTHS ENDED JUNE 30,
                                              -------------------------
                                                2000             2001
                                              ---------       ---------
                                                    (IN MILLIONS)
Cash provided by (used in):
   Operating activities ................      $     (34)      $     328
   Investing activities ................         (3,538)           (489)
   Financing activities ................          3,569             162

         Net cash provided by operating activities during the six months ended June 30, 2001 increased $362 million compared to the same period in 2000, primarily due to improved operating cash flows from Wholesale Energy and a decrease in margin deposits on energy trading activities partially offset by a prepayment of a lease obligation related to the REMA sale/leaseback transactions and other changes in working capital.

         Net cash used in investing activities during the six months ended June 30, 2001 decreased $3.0 billion compared to the same period in 2000, primarily due to the funding of the remaining purchase obligation for REPGB for $982 million on March 1, 2000, the acquisition of REMA for $2.1 billion on May 12, 2000, partially offset by an increase in capital expenditures related to the construction of domestic power generation projects during the six months ended June 30, 2001.

         Cash flows provided by financing activities during the six months ended June 30, 2001 decreased $3.4 billion compared to the same period in 2000, primarily due to investing excess cash in an affiliate of Reliant Energy and a decrease in short-term borrowings, partially offset by $1.7 billion in net proceeds from our initial public offering.

FUTURE SOURCES AND USES OF CASH FLOWS

         Credit Facilities. We have bilateral credit facilities with financial institutions, which provide for an aggregate of $2.1 billion in committed credit. Of this amount, $350 million was added during the second quarter of 2001. These facilities expire on October 2, 2001. Interest rates on the borrowings are based on LIBOR plus a margin, a base rate or a rate determined through a bidding process. These facilities contain various business and financial covenants requiring us to, among other things, maintain a ratio of net debt to the sum of net debt, subordinated affiliate debt and stockholders' equity not to exceed 0.60 to 1.00. These covenants are not anticipated to materially restrict us from borrowing funds or obtaining letters of credit under these facilities. The credit facilities are subject to commitment and usage fees that are calculated based on the amount of the facility commitments and on the amounts outstanding under the facilities, respectively. In addition, we have credit facilities of $1.8 billion. Of the aggregated credit facilities of $3.9 billion, $2.3 billion remain unused as of June 30, 2001.

         Of the $3.9 billion of committed credit facilities described above, $2.1 billion will expire in 2001. To the extent that we continue to need access to this amount of committed credit, we expect to extend or replace these facilities on normal commercial terms on a timely basis.

         Initial Public Offering of Reliant Resources. In May 2001, we offered
59.8 million shares of our common stock to the public at an initial public offering price of $30 per share and received net proceeds from the Offering of $1.7 billion. Pursuant to the terms of the master separation agreement between Reliant Energy and us, we used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. We used the remainder of the net proceeds of the Offering to increase our working capital. Reliant Energy has publicly disclosed that it expects the Offering to be followed by a distribution of the remaining shares of our common stock owned by Reliant Energy to Reliant Energy's or its successor's shareholders within 12 months of the Offering. For additional information, please read Notes 1 and 4 to Reliant Resources Prospectus Notes.

         Acquisition of Mid-Atlantic Assets. On May 12, 2000, we completed the acquisition of our Mid-Atlantic assets from Sithe Energies, Inc. for an aggregate purchase price of $2.1 billion. The acquisition was originally financed through bridge loans from Reliant Energy and $1.0 billion was converted to equity. In August 2000, we entered into separate sale/leaseback transactions with each of the three owner-lessors for our respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, which we acquired as part of the Mid-Atlantic acquisition. For additional discussion of these lease transactions, please read Notes 5(a) and 11(c) to Reliant Resources Prospectus Notes. As consideration for the sale of our interest in the facilities, we received a total of $1.0 billion in cash that was used to repay indebtedness owed by us to Reliant Energy. We will continue to make lease payments through 2029. The lease terms expire in 2034.

         Channelview Project. Our 781 MW gas-fired, combined cycle, cogeneration plant located in Channelview, Texas, which is currently under construction, is expected to cost $463 million, including $129 million in commitments for the purchase of combustion turbines. Of this amount, $348 million had been incurred as of June 30, 2001. The project continues to be financed through funds received under the terms of a committed equity bridge loan facility, which totals $92 million, a non-recourse debt facility aggregating $369 million and projected construction revenues of $2 million.

         Other Generating Projects. As of June 30, 2001, we had three additional generating facilities under construction. Total estimated costs of constructing these facilities are $1.2 billion, including $349 million in commitments for the purchase of combustion turbines. As of June 30, 2001, we had incurred $513 million of the total projected costs of these projects, which were funded primarily from equity. We believe that our level of cash, our borrowing capability and proceeds from our Offering as discussed above will be sufficient to fund these commitments. In addition, we have options to purchase additional combustion turbines for a total estimated cost of $296 million for future generation projects. We believe that our current level of cash, our borrowing capability and proceeds from our Offering will be sufficient to fund these options should we choose to exercise them.

         Construction Agency Agreement. In April 2001, we, through several of our subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion. We, through several of our subsidiaries, act as construction agent for the special purpose entities, and are responsible for completing construction of these projects by August 31, 2004, but have generally limited our risk related to construction completion to less than 90% of project costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, our subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If we do not exercise our option to lease any project at our completion, we must purchase the project or remarket the project on behalf of the special purpose entities. At the end of an individual project's operating lease term (approximately five years from construction completion), the lessees have the option to extend the lease at fair market value, purchase the project at a fixed amount equal to the original construction cost, or act as remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment, up to 85% of the project cost, if the proceeds from remarketing are not sufficient to repay the Investors. We have guaranteed the performance and payment of our subsidiaries' obligations during the construction periods and, if the lease option is exercised, each lessee's obligations during the lease period.

         California Trade Receivables. During the summer and fall of 2000, and continuing into early 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emissions allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels until rates were raised by the CPUC earlier this year. This caused two of California's public utilities, which are our customers based on our deliveries to the Cal PX and the Cal ISO, to accrue billions of dollars of unrecovered wholesale power costs and ultimately default in January and February 2001 on payments owed for wholesale power purchased through the Cal PX and from the Cal ISO, and in the case of Pacific Gas and Electric Company, to file a voluntary petition for bankruptcy. As of June 30, 2001, we were owed $318 million by the Cal ISO, the Cal PX, the CDWR and California Energy Resource Scheduling for energy sales in the California wholesale market, during the fourth quarter of 2000 through June 30, 2001 and have recorded an allowance against such receivables of $76 million. From July 1, 2001 through August 6, 2001, we have collected none of these receivable balances. For additional information regarding uncertainties in the California wholesale market, please read Notes 11(a) and 11(d) to our Interim Financial Statements and Notes 11(e) and 11(h) to Reliant Resources Prospectus Notes.

         Payment to Reliant Energy. To the extent that our price for providing retail electric service to residential and small commercial customers in Reliant Energy's Houston service territory during 2002 and 2003, which price is mandated by the Texas electric restructuring law, exceeds the market price of electricity, we will be required to make a payment to Reliant Energy in early 2004 unless the Texas Utility Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within Reliant Energy's Houston service territory as of January 1, 2002 is committed to be served by retail electric providers other than us. If the 40% test is not met and a payment is required, the amount of this payment will not exceed, but could be up to, $150 per customer multiplied by the number of residential or small commercial customers, as the case may be, that we serve on January 1, 2004 in Reliant Energy's Houston service territory, less the number of new retail electric customers we serve in other areas of Texas. As of June 30, 2001, Reliant Energy had approximately 1.5 million residential and small commercial customers. In the master separation agreement with Reliant Energy, we have agreed to make this payment, if any, to Reliant Energy.

         Treasury Stock Purchase. During the third quarter of 2001, Reliant Resources purchased 840,000 shares of Reliant Resources common stock at an average price of $20.58 per share, or an aggregate purchase price of $17.3 million. These shares were purchased in anticipation of funding of our benefit plan obligations expected to be funded prior to the Distribution. The master separation agreement between us and Reliant Energy restricts our ability to issue shares of common stock prior to the separation of the two companies without prior consent of Reliant Energy. Accordingly, we may make future purchases of our common stock in anticipation of funding pre-distribution employee benefit plan obligations.

         Florida Tolling Arrangement. In the first quarter of 2001, we entered into tolling arrangements with a third party to purchase the rights to utilize and dispatch electric generating capacity of approximately 1,100 MW. This electricity is expected to be generated by two gas-fired, simple-cycle peaking plants, with fuel oil backup, to be constructed by the tolling partner in Florida, which are anticipated to be completed by the summer of 2002, at which time we will commence tolling payments.

         Other Sources/Uses of Cash. Our liquidity and capital requirements are affected primarily by capital expenditures, debt service requirements and varied working capital needs. We expect to continue to bid in future acquisitions of independent power projects and privatizations of generation facilities. We expect any resulting capital requirements to be met with excess cash flows from operations, as well as proceeds from debt and equity offerings, project financings and other borrowings. We also expect to establish a commercial paper program in late 2001 or the first half of 2002. Additional capital expenditures depend upon the nature and extent of future project commitments, some of which may be substantial. We believe that our current level of cash (including proceeds from our Offering) and borrowing capability, along with future cash flows from operations, will be sufficient to meet the existing operational needs of our business for the next 12 months.

                          NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001 the FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, a nonamortization approach, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by us on January 1, 2002. We are in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on our consolidated financial statements.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         We have issued long-term debt and have obligations under bank facilities which subject us to the risk of loss associated with movements in market interest rates.

         Our floating-rate obligations borrowed from third parties aggregated $1.0 billion at June 30, 2001. If the floating rates were to increase by 10% from June 30, 2001 rates, our combined interest expense to third parties would increase by a total of $0.4 million each month in which such increase continued.

         At June 30, 2001, we had issued fixed-rate debt aggregating $61 million. As of June 30, 2001, fair values were estimated to be equivalent to the carrying amounts of these instruments. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $0.2 million if interest rates were to decline by 10% from their rates at June 30, 2001.

EQUITY MARKET VALUE RISK

         We have an investment in Itron, Inc. (Itron), which is classified as "available-for-sale" under SFAS No. 115. As of June 30, 2001, the value of the Itron investment was $23 million. The Itron investment exposes us to losses in the fair value of Itron common stock. A 10% decline in the market value per share of Itron common stock from the June 30, 2001 level would decrease the fair value by $2 million.

FOREIGN CURRENCY EXCHANGE RATE RISK

         As of June 30, 2001, we had entered into foreign currency swaps and foreign exchange forward contracts and had issued Euro-denominated debt to hedge our net European investment. Changes in the value of the swaps, forwards and debt are recorded as foreign currency translation adjustments as a component of accumulated other comprehensive income (loss) in stockholders' equity. As of June 30, 2001, we had recorded a $3 million gain in cumulative net translation adjustments. The cumulative translation adjustments will be realized in earnings and cash flows only upon the disposition of the related investments.

         As of June 30, 2001, our European Energy segment had entered into transactions to purchase approximately $103 million at fixed exchange rates in order to hedge future fuel purchases payable in U.S. dollars. As of June 30, 2001, the fair value of these financial instruments was a $3 million asset. An increase in the value of the Euro of 10% compared to the U.S. dollar from its June 30, 2001 level would result in loss in the fair value of these foreign currency financial instruments of $8 million. For information regarding the accounting for these financial instruments, see Note 3 to our Interim Financial Statements and Note 2 to our First Quarter 10-Q.

COMMODITY PRICE RISK

         We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method, and we assess the risk of our trading derivatives (Trading Derivatives) using the value-at-risk (VAR) method, in order to maintain our total exposure within management-prescribed limits.

         The sensitivity analysis performed on our Energy Derivatives measures the potential loss in earnings based on a hypothetical 10% movement in energy prices. An increase of 10% in the market prices of energy commodities from their June 30, 2001 levels would have decreased the fair value of our Energy Derivatives from their levels on those respective dates by $76 million.

         We utilize the variance/covariance model of VAR, which is a probabilistic model that measures the estimated risk of loss to earnings in market sensitive instruments based on historical experience. With respect to Trading Derivatives, our highest, lowest and average monthly VAR were $8 million, $4 million and $6 million, respectively, during the second quarter of 2001 and $12 million, $4 million and $7 million, respectively, during the first six months of 2001 based on a 95% confidence level and a one day holding period. During the second quarter of 2000, our highest, lowest and average monthly VAR were $9 million, $2 million and $4 million, respectively, and during the first six months of 2000, our highest, lowest and average monthly VAR were $9 million, $1 million and $3 million, respectively, based on a 95% confidence level and a one day holding period.

         We cannot assure you that market volatility, failure of counterparties to meet their contractual obligations, transactions entered into after the date of this Form 10-Q or a failure of risk controls will not lead to significant losses from our marketing and risk management activities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Reliant Resources:

         For a description of legal proceedings affecting Reliant Resources, please read Note 11 to the Company's Interim Financial Statements, the discussion under "Our Business - Environmental" and "Our Business - Legal Proceedings" in the Reliant Resources Prospectus and Note 11 of the Reliant Resources Prospectus Notes, all of which are incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Reliant Resources' registration statement on Form S-1 (Registration No. 333-48038) covering the initial public offering of up to 59,800,000 shares of its common stock (including up to 7,800,000 shares issuable under the underwriters' overallotment option) was declared effective by the SEC on April 30, 2001. Reliant Resources raised net proceeds of approximately $1.7 billion from its initial public offering. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Resources used the remainder of the net proceeds to increase working capital.

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

         The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

         o state, federal and international legislative and regulatory developments, including deregulation, re-regulation and restructuring of the electric utility industry and changes in or application of environmental and other laws and regulations to which Reliant Resources is subject,

         o the effects of competition, including the extent and timing of the entry of additional competitors in Reliant Resources' markets,

         o pursuit of potential business strategies, including acquisitions of dispositions of assets or the development of additional power generation facilities,

         o state, federal and other rate regulations in the United States and in foreign countries in which Reliant Resources operates or into which Reliant Resources might expand its operations,

         o the timing and extent of changes in commodity prices and interest rates,

         o        weather variations and other natural phenomena,

         o political, legal and economic conditions and developments in the United States and in foreign countries in which Reliant Resources operates or into which Reliant Resources might expand Reliant Resources' operations, including the effects of fluctuations in foreign currency exchange rates,

         o financial market conditions and the results of Reliant Resources' financing efforts,

         o the performance of projects undertaken and the success of Reliant Resources' efforts to invest in and develop new opportunities, and

         o other factors affecting Reliant Resources discussed in the Reliant Resources Prospectus, including those outlined in "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings."

         When used in Reliant Resources' documents or oral presentations, the words "anticipate," "estimate," "believes," "continues," "could," "intends," "may," "plans," "potential," "should," "will," "expect," "objective," "projection," "forecast," "goal" and similar words are intended to identify forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

               Exhibit 99(a) Items incorporated by reference from Reliant Resources Prospectus: "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings," "Our Business - Environmental," and "Our Business - Legal Proceedings." Items incorporated by reference from Reliant Resources Prospectus
                                    Notes: Note 1 (Background and Basis of
                                    Presentation), Note 2(c) (Summary of
                                    Significant Accounting Policies - Principles of Consolidation), Note 4 (Agreements between Reliant Energy and the Company),
                                    Note 5 (Business Acquisitions), Note 6
                                    (Derivative Financial Instruments), Note
                                    9(b) (Stock-Based Incentive Compensation
                                    Plans and Retirement Plans - Pension), Note
                                    9(d) (Stock-Based Incentive Compensation
                                    Plans and Retirement Plans - Postretirement
                                    Benefits), Note 11 (Commitments and
                                    Contingencies), and Note 15 (Subsequent
                                    Events).

               Exhibit 99(b) Items incorporated by reference from Reliant Resources March 31, 2001 Form 10-Q: Note 2 (Derivative Financial Instruments).

(b)      Reports on Form 8-K.

               None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RELIANT RESOURCES, INC.
                                                 (Registrant)




                                           By:   /s/ Mary P. Ricciardello
                                              ----------------------------------
                                                    Mary P. Ricciardello
                                                    Senior Vice President
                                                    and Chief Accounting Officer

Date: August 9, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
Exhibit 99(a)     Items incorporated by reference from Reliant Resources
                  Prospectus: "Risk Factors," "Management's Discussion and
                  Analysis of Financial Condition and Results of Operations -
                  Certain Factors Affecting Our Future Earnings," "Our Business
                  - Environmental," and "Our Business - Legal Proceedings."
                  Items incorporated by reference from Reliant Resources
                  Prospectus Notes: Note 1 (Background and Basis of
                  Presentation), Note 2(c) (Summary of Significant Accounting
                  Policies - Principles of Consolidation), Note 4 (Agreements
                  between Reliant Energy and the Company), Note 5 (Business
                  Acquisitions), Note 6 (Derivative Financial Instruments), Note
                  9(b) (Stock-Based Incentive Compensation Plans and Retirement
                  Plans - Pension), Note 9(d) (Stock-Based Incentive
                  Compensation Plans and Retirement Plans - Postretirement
                  Benefits), Note 11 (Commitments and Contingencies), and Note
                  15 (Subsequent Events).

Exhibit 99(b)     Items incorporated by reference from Reliant Resources
                  March 31, 2001 Form 10-Q: Note 2 (Derivative Financial
                  Instruments).