Form 10-Q
period 2001-09-30
RELIANT RESOURCES INC
filed 2001-11-13
CIK 1126294

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

As of November 8, 2001, Reliant Resources, Inc. (Reliant Resources) had 291,175,800 shares of common stock outstanding including 240,000,000 shares which were held by Reliant Energy, Incorporated and excluding 8,628,200 shares held as treasury stock. As of November 8, 2001, 51,161,450 shares of common stock are held by non-affiliates of Reliant Resources, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934.

                             RELIANT RESOURCES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION


              Item 1. Financial Statements........................................................................1

                      Statements of Consolidated Income
                      Three and Nine Months Ended September 30, 2000 and 2001 (unaudited).........................1

                      Consolidated Balance Sheets
                      December 31, 2000 and September 30, 2001 (unaudited)........................................2

                      Statements of Consolidated Cash Flows
                      Nine Months Ended September 30, 2000 and 2001 (unaudited)...................................4

                      Notes to Unaudited Consolidated Financial Statements........................................5

              Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                      Operations of the Company..................................................................20

              Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................32


PART II.      OTHER INFORMATION

              Item 1. Legal Proceedings..........................................................................34

              Item 2. Changes in Securities and Use of Proceeds..................................................34

              Item 5. Other Information..........................................................................34

              Item 6. Exhibits and Reports on Form 8-K...........................................................35

                          PART I. FINANCIAL INFORMATION

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                              -----------------------------     -----------------------------
                                                                  2000             2001            2000              2001
                                                              ------------     ------------     ------------     ------------

REVENUES .................................................    $  6,885,794     $ 10,304,345     $ 12,819,656     $ 29,856,444

EXPENSES:
  Fuel and cost of gas sold ..............................       2,758,948        3,297,671        6,248,794       13,488,470
  Purchased power ........................................       3,582,278        6,460,674        5,517,600       14,859,310
  Operation and maintenance ..............................          98,843          134,262          280,025          393,876
  General, administrative and development ................          80,244          121,524          166,974          401,346
  Depreciation and amortization ..........................          64,552           71,868          130,351          179,344
                                                              ------------     ------------     ------------     ------------
      Total ..............................................       6,584,865       10,085,999       12,343,744       29,322,346
                                                              ------------     ------------     ------------     ------------
OPERATING INCOME .........................................         300,929          218,346          475,912          534,098
                                                              ------------     ------------     ------------     ------------
OTHER (EXPENSE) INCOME:
  Interest income ........................................           4,299            4,144           10,503           22,678
  Interest expense .......................................         (10,351)          (8,355)         (29,498)         (52,220)
  Interest (expense) income - affiliated companies,
    net ..................................................         (57,503)          11,319         (129,240)           7,888
  (Losses) gains from investments, net ...................          (2,148)           3,700          (16,586)          15,015
  Income from equity investments in unconsolidated
    subsidiaries .........................................          27,142            2,132           33,108           66,482
  Gain on sale of development project ....................              --               --           18,011               --
  Other, net .............................................             118              118            2,332            7,874
                                                              ------------     ------------     ------------     ------------
    Total other (expense) income .........................         (38,443)          13,058         (111,370)          67,717
                                                              ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE AND EXTRAORDINARY ITEM ...............         262,486          231,404          364,542          601,815

INCOME TAX EXPENSE .......................................          99,412           98,302          120,158          214,706
                                                              ------------     ------------     ------------     ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
  AND EXTRAORDINARY ITEM .................................         163,074          133,102          244,384          387,109
  Cumulative effect of accounting change, net of tax .....              --               --               --            3,062
  Extraordinary item .....................................              --               --            7,445               --
                                                              ------------     ------------     ------------     ------------
NET INCOME ...............................................    $    163,074     $    133,102     $    251,829     $    390,171
                                                              ============     ============     ============     ============

BASIC AND DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of accounting
    change ...............................................                     $       0.44                      $       1.42
  Cumulative effect of accounting change, net of tax .....                               --                              0.01
                                                                               ------------                      ------------
    Net Income ...........................................                     $       0.44                      $       1.43
                                                                               ============                      ============

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS


                                                                           DECEMBER 31,     SEPTEMBER 30,
                                                                              2000              2001
                                                                          -------------     -------------
CURRENT ASSETS:
  Cash and cash equivalents ..........................................    $      89,755     $     271,648
  Accounts and notes receivable, principally customer, net ...........        1,811,355         1,477,406
  Accounts and notes receivable - affiliated companies, net ..........               --           899,942
  Fuel stock and petroleum products ..................................           54,954           103,709
  Materials and supplies .............................................           44,491            48,912
  Price risk management assets .......................................        4,290,803         2,128,025
  Non-trading derivative assets ......................................               --         1,416,203
  Margin deposits on energy contracts ................................          521,004           351,756
  Prepayments and other current assets ...............................          180,334           143,141
                                                                          -------------     -------------
    Total current assets .............................................        6,992,696         6,840,742
                                                                          -------------     -------------

Property, plant and equipment ........................................        4,200,139         4,804,466
Less accumulated depreciation ........................................         (150,644)         (243,455)
                                                                          -------------     -------------
    Property, plant and equipment, net ...............................        4,049,495         4,561,011
                                                                          -------------     -------------

OTHER ASSETS:
  Goodwill, net ......................................................        1,006,782           934,489
  Air emissions regulatory allowances and other intangibles, net .....          283,952           318,177
  Price risk management assets .......................................          544,909           689,983
  Non-trading derivative assets ......................................               --           627,531
  Notes receivable - affiliated companies, net .......................               --            30,190
  Equity investments in unconsolidated subsidiaries ..................          108,727           141,633
  Stranded costs indemnification receivable ..........................               --           353,000
  Other ..............................................................          227,831           476,320
                                                                          -------------     -------------
    Total other assets ...............................................        2,172,201         3,571,323
                                                                          -------------     -------------
      TOTAL ASSETS ...................................................    $  13,214,392     $  14,973,076
                                                                          =============     =============

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                          DECEMBER 31,     SEPTEMBER 30,
                                                                              2000            2001
                                                                          ------------     -------------
CURRENT LIABILITIES:
  Short-term borrowings ..............................................    $    126,175     $    190,917
  Current portion of long-term debt ..................................             591           22,070
  Accounts payable, principally trade ................................       2,083,556        1,117,265
  Accounts and notes payable - affiliated companies, net .............       1,321,120               --
  Price risk management liabilities ..................................       4,272,771        2,156,798
  Non-trading derivative liabilities .................................              --        1,298,872
  Accumulated deferred income taxes ..................................              --           81,908
  Margin deposits from customers on energy trading activities ........         284,603          239,350
  Other ..............................................................         315,592          561,492
                                                                          ------------     ------------
        Total current liabilities ....................................       8,404,408        5,668,672
                                                                          ------------     ------------
OTHER LIABILITIES:
  Accumulated deferred income taxes ..................................          31,181           72,045
  Notes payable - affiliated companies, net ..........................         647,499               --
  Price risk management liabilities ..................................         530,263          730,859
  Non-trading derivative liabilities .................................              --          564,133
  Major maintenance reserve ..........................................          19,899           29,422
  Other ..............................................................         356,956          631,785
                                                                          ------------     ------------
        Total other liabilities ......................................       1,585,798        2,028,244
                                                                          ------------     ------------
LONG-TERM DEBT .......................................................         891,736          961,951
                                                                          ------------     ------------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.001 per share (125,000,000 shares
    authorized; none outstanding) ....................................              --               --
  Common stock, par value $0.001 per share (2,000,000,000 shares authorized; 240,000,000 and 299,804,000 issued and outstanding,
    respectively) ....................................................               1               61
  Additional paid-in capital .........................................       2,336,993        5,820,542
  Treasury stock .....................................................              --          (20,420)
  Retained earnings ..................................................              --          390,171
  Accumulated other comprehensive (loss) income ......................          (4,544)         123,855
                                                                          ------------     ------------
        Stockholders' equity .........................................       2,332,450        6,314,209
                                                                          ------------     ------------
         Total Liabilities and Stockholders' Equity ..................    $ 13,214,392     $ 14,973,076
                                                                          ============     ============


             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------
                                                                                    2000                2001
                                                                               -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................    $     251,829     $     390,171
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .........................................          130,351           179,344
    Deferred income taxes .................................................           10,097           (94,341)
    Extraordinary gain ....................................................           (7,445)               --
    Cumulative effect of accounting change ................................               --            (3,062)
    Undistributed earnings of unconsolidated subsidiaries .................          (33,108)          (31,884)
    Impairment of marketable equity securities ............................           26,504                --
    Proceeds from sale of debt securities .................................          123,428                --
    Changes in other assets and liabilities:
      Accounts and notes receivable, net ..................................         (563,872)          332,181
      Accounts receivable/payable - affiliated companies, net .............          (48,668)          111,472
      Inventory ...........................................................           (7,147)          (52,779)
      Accounts payable ....................................................          410,455          (979,614)
      Net price risk management assets and liabilities ....................          (24,436)          102,269
      Margin deposits on energy trading activities, net ...................          (62,755)          123,995
      Restricted deposits .................................................          (76,084)          (12,355)
      Prepaid lease obligation ............................................               --          (195,239)
      Taxes accrued .......................................................           45,345           181,947
      Other assets ........................................................         (174,877)           70,280
      Other current liabilities ...........................................          278,351            66,550
      Other liabilities ...................................................          (42,786)           82,058
    Other, net ............................................................           (1,150)           (9,248)
                                                                               -------------     -------------
        Net cash provided by operating activities .........................          234,032           261,745
                                                                               -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ....................................................         (676,890)         (719,577)
  Payment of business purchase obligation .................................         (981,789)               --
  Business acquisitions, net of cash acquired .............................       (2,127,503)               --
  Proceeds from sale-leaseback transactions ...............................        1,000,000                --
  Investments in unconsolidated subsidiaries ..............................           (5,196)               --
  Other, net ..............................................................           11,349            10,675
                                                                               -------------     -------------
           Net cash used in investing activities ..........................       (2,780,029)         (708,902)
                                                                               -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ............................................          137,025                --
  Proceeds from issuance of stock, net ....................................               --         1,697,848
  Purchase of treasury stock ..............................................               --           (20,420)
  Payments of long-term debt ..............................................         (299,375)           (2,286)
  Increase in short-term borrowings, net ..................................          638,168           184,779
  Increase (decrease) in notes payable/receivable with affiliated
    companies, net ........................................................        1,221,300        (1,234,444)
  Contributions from owner ................................................        1,067,903             9,441
  Other, net ..............................................................          (24,108)               (3)
                                                                               -------------     -------------
        Net cash provided by financing activities .........................        2,740,913           634,915
                                                                               -------------     -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ..............            9,681            (5,865)
                                                                               -------------     -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .................................          204,597           181,893
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................           49,271            89,755
                                                                               -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................    $     253,868     $     271,648
                                                                               =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized) ...................................    $     158,397     $      63,692
  Income taxes ............................................................           62,459           116,716




             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Resources, Inc. (Reliant Resources), together with its subsidiaries (collectively, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the financial statements included in Reliant Resources' Prospectus dated April 30, 2001 (Reliant Resources Prospectus) as filed with the SEC on May 1, 2001 pursuant to Rule 424(b) under the Securities Act of 1933, relating to Reliant Resources' registration statement on Form S-1 (Registration No. 333-48038) and the Quarterly Reports on Form 10-Q of Reliant Resources for the quarter ended March 31, 2001 (First Quarter 10-Q) and June 30, 2001 (Second Quarter 10-Q).

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

     The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the statements of consolidated income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuation in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures, and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior period have been reclassified to conform to the Company's presentation of financial statements in the current period. These reclassifications do not affect the earnings of the Company.

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

     On July 27, 2000, Reliant Energy, Incorporated (Reliant Energy) announced its intention to form a company, Reliant Resources, to own and operate a substantial portion of its unregulated operations and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering (Offering). The Offering closed in May 2001. Reliant Energy has publicly disclosed that it expects the Offering to be followed by a distribution of the remaining common stock of Reliant Resources owned by Reliant Energy to Reliant Energy's or its successor's shareholders (Distribution) within 12 months of the Offering (Distribution Date). The Distribution is subject to further corporate approvals, market and other conditions, and government actions, including receipt of a favorable Internal Revenue Service ruling that the Distribution would be tax-free to Reliant Energy or its successor and its shareholders for U.S. federal income tax purposes, as applicable. There can be no assurances that the Distribution will be completed as described or within the periods outlined above. Reliant Energy, together with its subsidiaries, is a diversified international energy services company consisting of regulated and unregulated energy operations. For information regarding the basis of presentation of the Interim Financial Statements, see Note 1 to the Reliant Resources Prospectus Notes. For information regarding the Offering, see Note 9(a).

     In September 2001, the Company announced that it is evaluating strategic alternatives for its European Energy segment, including the possible sale, in order to pursue business opportunities that are more in line with its domestic wholesale energy strategies.

(2) NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company is in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. The Company plans to adopt SFAS No. 143 on January 1, 2003 and is in the process of determining the effect of adoption on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS No. 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than is currently permitted. The Company plans to adopt SFAS No. 144 on January 1, 2002.

(3) DERIVATIVE FINANCIAL INSTRUMENTS

     Adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, (SFAS No. 133) on January 1, 2001 resulted in an after-tax increase in net income of $3 million and a cumulative after-tax increase in accumulated other comprehensive loss of $290 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by approximately $615 million, $248 million, $811 million, and $339 million, respectively, in the Company's Consolidated Balance Sheet. During the nine months ended September 30, 2001, losses of $175 million of the initial transition adjustment recognized in other comprehensive income were realized in net income. For additional information regarding the adoption of SFAS No. 133 and the Company's accounting policies for derivative financial instruments, see Note 2 of the First Quarter 10-Q, which is incorporated by reference herein.

     The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. During the second quarter of 2001, an issue that applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met was approved by the FASB with an effective date of July 1, 2001. The adoption of this cleared guidance had no impact on the Company's results of operations. One criteria of this previously approved guidance was revised in October 2001 and will become effective on January 1, 2002. The Company is currently in the process of determining the effect of adoption of the revised guidance.

     During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance is April 1, 2002, and the Company is currently assessing the impact of this recently cleared issue and does not believe it will have a material impact on the Company's consolidated financial statements.

     Cash Flow Hedges. During the nine months ended September 30, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the nine months ended September 30, 2001, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. As of September 30, 2001, current non-trading derivative assets and liabilities and corresponding amounts in accumulated other comprehensive income are expected to be reclassified into net income during the next twelve months.

     Hedge of Net Investment in Foreign Subsidiaries. The Company has substantially hedged its net investment in its European Energy segment through a combination of Euro-denominated borrowings, foreign currency swaps and foreign currency forward contracts. These are designed to reduce the Company's exposure to changes in foreign currency rates. During the nine months ended September 30, 2001, the derivative and non-derivative instruments designated as hedging the net investment in the Company's European Energy segment resulted in a loss of $3 million, which is included in the balance of the cumulative translation adjustment.

     Other Derivatives. In December 2000, the Dutch parliament adopted legislation allocating to the Dutch generation sector, including a wholly owned Dutch generating subsidiary of the Company, Reliant Energy Power Generation Benelux N.V. (REPGB), previously named N.V. UNA (UNA), financial responsibility for various stranded costs contracts and other liabilities. The legislation became effective in all material respects on January 1, 2001. In particular, the legislation allocated to the Dutch generation sector, including REPGB, financial responsibility to purchase electricity and gas under a gas supply contract and three electricity contracts. These contracts are derivatives pursuant to SFAS No. 133. As of September 30, 2001, the Company has recognized $138 million in short-term and long-term non-trading derivative liabilities for REPGB's portion of these stranded costs contracts. For additional information regarding REPGB's stranded costs and the related indemnification by the former shareholders of these stranded costs, see Note 11(e).

(4) RELATED PARTY TRANSACTIONS

     The Interim Financial Statements include significant transactions between the Company and Reliant Energy involving services, including various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. The costs of these services have been directly charged or allocated to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had the Company been a separate entity. Amounts charged and allocated to the Company for these services were $19 million and $1 million for the three months ended September 30, 2000 and 2001, respectively. For the nine months ended September 30, 2000 and 2001, amounts charged and allocated to the Company for these services were $28 million and $6 million, respectively, and are included primarily in operation and maintenance expenses and general and administrative expenses. In addition, during the three and nine months ended September 30, 2001, the Company incurred costs primarily related to corporate support services which were billed to Reliant Energy and its affiliates of $8 million and $29 million, respectively.

     Below is a detail of accounts and notes receivable and payable to affiliated companies that are not part of the Company:


                                                                                    DECEMBER 31, 2000    SEPTEMBER 30, 2001
                                                                                    -----------------    ------------------
                                                                                                 (IN MILLIONS)
Net accounts receivable--affiliated companies ..................................      $           94       $            8
Net short-term notes (payable) receivable--affiliated companies ................              (1,415)                 892
Net long-term notes (payable) receivable--affiliated companies .................                (648)                  30
                                                                                      --------------       --------------
  Total net accounts and notes (payable) receivable-- affiliated companies .....      $       (1,969)      $          930
                                                                                      ==============       ==============

     Net accounts payable/receivable to/from affiliated companies, representing primarily current month balances of transactions between the Company and Reliant Energy or its subsidiaries, relate primarily to natural gas purchases and sales, interest, charges for services and office space rental. Net short-term notes payable/receivable to/from affiliated companies represent the accumulation of a variety of cash transfers and operating transactions and specific negotiated financing transactions with Reliant Energy or its subsidiaries and generally bear interest at market-based rates. The notes are payable on demand and will be repaid prior to Distribution. Net long-term notes payable/receivable to/from affiliated companies primarily relate to specific negotiated financing transactions with Reliant Energy or its subsidiaries that bear interest at market-based rates. Net interest expense related to these net borrowings/receivables was $57 million and $129 million during the quarter and nine months ended September 30, 2000, respectively. Net interest income related to these net borrowings/receivables was $11 million and $8 million during the quarter and nine months ended September 30, 2001, respectively.

     On January 9, 2001, the Company entered into a subordinated note agreement with Reliant Energy for $1.5 billion. The proceeds of the subordinated note were used to pay off existing notes payable between the Company and Reliant Energy and its subsidiaries.

     In March 2001, the Company paid $236 million of the debt owed to Reliant Energy, along with the accrued interest. The repayment was made with general corporate funds of the Company, including amounts borrowed under the Company's credit facilities.

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

     The Company purchases natural gas and transportation services from, supplies natural gas to, and provides marketing and risk management services to affiliates of Reliant Energy that are not part of the Company. Purchases of transportation services and natural gas from Reliant Energy and its subsidiaries were $58 million, $14 million, $129 million and $144 million in the quarters ended September 30, 2000 and 2001, and the nine months ended September 30, 2000 and 2001, respectively. During the quarters ended September 30, 2000 and 2001, and the nine months ended September 30, 2000 and 2001, the sales and services to Reliant Energy and its subsidiaries totaled $117 million, $101 million, $369 million and $560 million, respectively.

     During the nine months ended September 30, 2000 and 2001, Reliant Energy or its subsidiaries made equity contributions to the Company of $1.1 billion and $1.8 billion, respectively. The contributions in the nine months ended September 30, 2000 primarily related to the conversion of a portion of the borrowings from Reliant Energy used to fund the acquisition of Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA) (see Note 5(a)) and general operating costs. The contributions in the nine months ended September 30, 2001, primarily related to the conversion into equity of debt and related interest expense totaling $1.7 billion as discussed above and the contribution of net employee benefit assets and liabilities, net of deferred income taxes.

(5) ACQUISITIONS

(a) Reliant Energy Mid-Atlantic Power Holdings, LLC.

     On May 12, 2000, a subsidiary of the Company purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having an aggregate net generating capacity of approximately 4,262 megawatts (MW). With the exception of development entities that were sold to another subsidiary of the Company in July 2000, the assets of the entities acquired are held by REMA. The purchase price for the May 2000 transaction was $2.1 billion, subject to post-closing adjustments which management does not believe will be material. The Company accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. The Company's fair value adjustments related to the acquisition primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, materials and supplies inventory, environmental reserves and related deferred taxes. The Company finalized these fair value adjustments in May 2001. There were no additional material modifications to the preliminary adjustments from December 31, 2000. For additional information regarding the acquisition of REMA, see Note 5(a) to the Reliant Resources Prospectus Notes.

     The Company's results of operations include the results of REMA only for the period beginning May 12, 2000. The following table presents selected actual financial information and pro forma information for the three and nine months ended September 30, 2000, as if the acquisition had occurred on January 1, 2000. Pro forma amounts also give effect to the sale and leaseback of interests in three of the REMA generating plants, consummated in August 2000. For additional information regarding sale and leaseback transactions, see Note 11(c) to the Reliant Resources Prospectus Notes.



                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2000                   SEPTEMBER 30, 2000
                                              --------------------------------      --------------------------------
                                                 ACTUAL            PRO FORMA            ACTUAL           PRO FORMA
                                              -------------      -------------      -------------      -------------
                                                                          (IN MILLIONS)
Revenues ...............................      $       6,886      $       6,886      $      12,820      $      12,986
Net income before extraordinary item ...                163                167                245                224
Net income .............................                163                167                252                231

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

(b) Orion Power Holdings, Inc.

     In September 2001, Reliant Resources and Orion Power Holdings, Inc. (Orion Power) entered into a definitive merger agreement, under which Reliant Resources agreed to acquire all of the outstanding shares of Orion Power for $26.80 per share in cash in a transaction valued at approximately $2.9 billion. In the merger, Reliant Resources will also assume approximately $1.8 billion of Orion Power's net debt obligations. Orion Power is an independent electric power generating company formed in March 1998 to acquire, develop, own and operate power-generating facilities in the newly deregulated wholesale markets throughout North America. Orion Power has 81 power plants currently in operation with a total capacity of 5,644 MW and an additional 2,855 MW in construction and various stages of development. The merger is conditioned upon approval by Orion Power's shareholders and the receipt of certain regulatory approvals including the Federal Trade Commission, New York Public Service Commission and Federal Energy Regulatory Commission (FERC).

(6) DEPRECIATION AND AMORTIZATION EXPENSE

     The Company's depreciation expense for the quarter and nine months ended September 30, 2000 was $37 million and $82 million, respectively, compared to $37 million and $97 million for the same periods in 2001. Goodwill amortization related to acquisitions was $5 million and $26 million for the quarter and nine months ended September 30, 2000, respectively, compared to $27 million and $44 million for the same periods in 2001. Other amortization expense, including amortization of air emissions regulatory allowances and other intangibles, was $22 million for both the quarter and nine months ended September 30, 2000, respectively, compared to $8 million and $38 million for the same periods in 2001.

(7) COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:


                                                             FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                            -------------------------------       -------------------------------
                                                                2000              2001                2000               2001
                                                            ------------       ------------       ------------       ------------
                                                                                        (IN MILLIONS)
Net income ...........................................      $        163       $        133       $        252       $        390
Other comprehensive income (loss):
  Foreign currency translation adjustments ...........                (5)               (79)               (11)               (74)
  Changes in minimum benefit liability ...............                --                 --                 --                 (6)
  Cumulative effect of adoption of SFAS No. 133 ......                --                 --                 --               (290)
  Deferred (loss) gain from cash flow hedges .........                --                (13)                --                495
  Reclassification of net deferred gain from cash
    flow hedges realized in net income ...............                --               (105)                --                 (7)
  Unrealized (loss) gain on available-for-sale
    securities .......................................                (2)                (3)                --                 10
  Reclassification adjustment for impairment loss
    on available-for-sale securities realized in
    net income .......................................                 3                 --                 17                 --
                                                            ------------       ------------       ------------       ------------
Comprehensive income (loss) ..........................      $        159       $        (67)      $        258       $        518
                                                            ============       ============       ============       ============

(8) SHORT-TERM BORROWINGS FROM THIRD PARTIES

     As of September 30, 2001, the Company had $3.3 billion in committed credit facilities, including facilities of subsidiaries of Reliant Energy Power Generation, Inc. (REPG) and REPGB, of which $1.6 billion remained unused. Credit facilities aggregating $2.4 billion were unsecured. As of September 30, 2001, letters of credit outstanding under these facilities aggregated $641 million. As of September 30, 2001, borrowings of $1.1 billion were outstanding under these facilities of which $918 million were classified as long-term debt, based upon the availability of committed credit facilities and management's intention to maintain these borrowings in excess of one year.

     During the first half of 2001, the Company entered into facilities aggregating $2.1 billion in committed credit. These facilities, due to expire on October 2, 2001, were terminated during the third quarter of 2001 and replaced with two facilities aggregating $1.5 billion in committed credit. These new facilities will expire in the years 2002 and 2004. As of September 30, 2001, letters of credit under these two facilities aggregated $296 million. At September 30, 2001, there were no outstanding borrowings under these facilities. Interest rates on the borrowings are based on London interbank offered rate (LIBOR) plus a margin, a base rate or a rate determined through a bidding process. These facilities contain various business and financial covenants requiring the Company to, among other things, maintain a ratio of net debt to the sum of net debt, stockholders' equity and subordinated affiliate debt not to exceed 0.60 to 1.00. These covenants are not anticipated to materially restrict the Company from borrowing funds or obtaining letters of credit under these facilities. The credit facilities are subject to facility and usage fees that are calculated based on the amount of the facility commitments and on the amounts outstanding under the facilities, respectively. In October 2001, these facilities were amended to increase committed credit to $1.6 billion.

(9) STOCKHOLDERS' EQUITY

(a) Initial Public Offering.

     On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources, to own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering. In May 2001, the Company offered 59.8 million shares of its common stock to the public at an initial public offering price of $30 per share and received net proceeds from the Offering of $1.7 billion. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Resources used the remainder of the net proceeds of the Offering for repayment of third party borrowings, capital expenditures, repurchase of common stock and to increase the Company's working capital. For additional information, see note 4(c) to the Reliant Resources Prospectus Notes.

(b) Treasury Stock Purchases.

     During the third quarter of 2001, Reliant Resources purchased 1,000,000 shares of its common stock at an average price of $20.42 per share, or an aggregate purchase price of $20.4 million. These shares were purchased in anticipation of funding benefit plan obligations of the Company expected to be funded prior to the Distribution. The master separation agreement between Reliant Resources and Reliant Energy restricts the ability of Reliant Resources to issue shares of its common stock prior to the separation of the two companies without the prior consent of Reliant Energy.

     On September 18, 2001, Reliant Resources' Board of Directors authorized the Company to purchase up to 10 million additional shares of its common stock through February 2003. Purchases will be made on a discretionary basis in the open market or otherwise at times and in amounts as determined by management subject to market conditions, legal requirements and other factors.

(10) EARNINGS PER SHARE

     The following table presents Reliant Resources' basic and diluted earnings per share (EPS) calculation:


                                                                    FOR THE THREE        FOR THE NINE
                                                                     MONTHS ENDED        MONTHS ENDED
                                                                  SEPTEMBER 30, 2001  SEPTEMBER 30, 2001
                                                                  ------------------  ------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income before cumulative effect of accounting change ........      $     133,102      $     387,109
  Cumulative effect of accounting change, net of tax ..........                 --              3,062
                                                                     -------------      -------------
  Net income ..................................................      $     133,102      $     390,171
                                                                     =============      =============

Weighted average shares outstanding ...........................            299,164            272,253
                                                                     =============      =============

Basic EPS:
  Net income before cumulative effect of accounting change ....      $        0.44      $        1.42
  Cumulative effect of accounting change, net of tax ..........                 --               0.01
                                                                     -------------      -------------
  Net income ..................................................      $        0.44      $        1.43
                                                                     =============      =============

Diluted EPS Calculation:
Weighted average shares outstanding ...........................            299,164            272,253
  Plus: Incremental shares from assumed conversions:
    Stock options .............................................                 --                  2
    Restricted stock ..........................................                186                186
    Employee stock purchase plan ..............................                 60                 60
                                                                     -------------      -------------
  Weighted average shares assuming dilution ...................            299,410            272,501
                                                                     =============      =============

Diluted EPS:
  Income before cumulative effect of accounting change ........      $        0.44      $        1.42
  Cumulative effect of accounting change, net of tax ..........                 --               0.01
                                                                     -------------      -------------
  Net income ..................................................      $        0.44      $        1.43
                                                                     =============      =============

     Prior to August 9, 2000, Reliant Resources, Inc. was not a separate legal entity and therefore had no historical capital structure. Accordingly, earnings per share have not been presented for the three or nine months ended September 30, 2000.

     Reliant Resources' Certificate of Incorporation was amended to effect a 240,000 to 1 stock split of Reliant Resources' common stock on January 5, 2001.

     For the three months ended September 30, 2001, the computation of diluted EPS excludes purchase options for 8,671,268 shares of common stock that have an exercise price (ranging from $23.20-$34.03 per share) greater than the per share average market price ($21.08) for the period and would thus be anti-dilutive if exercised.

     For the nine months ended September 30, 2001, the computation of diluted EPS excludes purchase options for 8,505,100 shares of common stock that have an exercise price (ranging from $30.00 - $34.03 per share) greater than the average per share market price ($25.48) for the period and would thus be anti-dilutive if exercised.

(11) COMMITMENTS AND CONTINGENCIES

(a) Legal Matters.

     California Wholesale Market. Reliant Energy, Reliant Energy Services, Inc. (a wholly owned subsidiary of Reliant Resources), REPG and several other subsidiaries of Reliant Resources, as well as three officers of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources (see Note 4(d) to the Reliant Resources Prospectus Notes), Reliant Resources has agreed to indemnify Reliant Energy for any damages arising under these lawsuits and may elect to defend these lawsuits at the Company's own expense. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. In one of the cases, the plaintiffs allege aggregate damages of over $4 billion. Although defendants removed all of these cases to federal court, five of the six cases were remanded back to state court and the parties stipulated to remanding the sixth case.

     In August 2001, plaintiffs and defendants filed petitions to coordinate the remanded state court cases with plaintiffs seeking coordination in San Francisco Superior Court and defendants seeking coordination in San Diego Superior Court. On September 21, 2001, pursuant to a stipulated briefing schedule, defendants served plaintiffs with their joint demurrer, motion to stay and motion to strike, which are premised in part on federal preemption and the filed rate doctrine (the filed rate doctrine bars all claims, both state and federal, that attempt to challenge a rate that a federal agency has reviewed and approved). On October 12, 2001, San Diego Superior Court Judge Janis Sammartino, the judge assigned to hear the coordination petitions, stayed all the actions pending a decision on coordination. Plaintiffs have voluntarily dismissed Reliant Energy from two of the three class actions in which it was named as a defendant. The ultimate outcome of the lawsuits cannot be predicted with any degree of certainty at this time. However, the Company believes, based on its analysis to date of the claims asserted in these lawsuits and the underlying facts, that resolution of these lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(b) Environmental Matters.

     REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire REMA (see Note 5(a) to the Reliant Resources Prospectus Notes), the Company became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward Generating Station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of September 30, 2001, REMA has liabilities associated with six ash disposal site closures and six site investigations and environmental remediations. The Company has recorded its estimate of these environmental liabilities in the amount of $36 million as of September 30, 2001. The Company expects approximately $13 million will be paid over the next five years.

     REPGB Asbestos Abatement and Soil Remediation. Prior to the Company's acquisition of REPGB (see Note 5(b) to the Reliant Resources Prospectus Notes), REPGB had a $23 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with REPGB's properties. REPGB began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of some leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are expected to be fully completed by 2005. As of September 30, 2001, the estimated undiscounted liability for this asbestos abatement and soil remediation was $20 million.

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

(d) California Wholesale Market Uncertainty.

     Receivables. During the summer and fall of 2000, and continuing into early 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreased net electric imports, structural market flaws including over-reliance on the electric spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels until rates were raised by the California Public Utilities Commission (CPUC) early in 2001.

     Due to the disparity between wholesale and retail rates, the credit ratings of two of California's public utilities, Pacific Gas and Electric (PG&E) and Southern California Edison Company (SCE), have fallen below investment grade. Additionally, PG&E filed for protection under the bankruptcy laws on April 6, 2001. As a result, PG&E and SCE are no longer considered creditworthy and therefore cannot directly purchase power from third-party suppliers through the California Independent System Operator (Cal ISO) to serve their short load. Pursuant to emergency legislation enacted by the California Legislature, the California Department of Water Resources (CDWR) has negotiated and purchased power through short- and long-term contracts on behalf of PG&E and SCE to meet their net short loads. However, the CDWR disputes its direct liability for some of the power obtained from third-party suppliers, including the Company, to serve the utilities' net short load. Also, the CDWR has not been billed by, nor made payments to, the Cal ISO for real-time transactions. The issue of CDWR's liability for amounts supplied to cover the utilities' short load, as well as the issue of the Cal ISO's compliance with certain FERC orders are currently before the FERC. Pursuant to the April 26, 2001 FERC order described below, generators in California are required to offer all their available capacity for sale in the real-time market. These types of sales have thus far been nominal and have not materially increased the Company's receivables balances. However, these sales to the Cal ISO are being made without adequate assurance of a creditworthy counterparty despite numerous FERC orders requiring such. The Company and other parties have filed with the FERC seeking to compel enforcement of these orders and the Cal ISO tariff. On November 7, 2001, the FERC issued an order finding that the Cal ISO is in violation of its tariff and the creditworthiness orders previously issued by the FERC. The FERC ordered the Cal ISO to enforce the creditworthiness requirements in its tariffs and invoice the CDWR within 15 days for the purchases made to meet the net short position of PG&E and SCE. If the Cal ISO does not comply with this order, the FERC stated it would seek an injunction to enforce its creditworthiness orders.

     In addition, certain contracts intended to serve as collateral for sales to the California Power Exchange (Cal PX) were seized by California Governor Gray Davis on February 2 and 5, 2001. The Ninth Circuit Court of Appeals subsequently ruled that Governor Davis' seizure of these contracts was wrongful. The Company has filed a lawsuit, currently pending in California, to require the State of California to compensate it for the seizure of these contracts. If successful in this action, the Company (either directly or through the Cal PX) would realize money from these contracts that could reduce, or perhaps eliminate, the level of receivables due to the Company from the Cal PX. However, the timing and ultimate resolution of these claims is uncertain at this time.

     On September 20, 2001, PG&E filed a Plan of Reorganization and an accompanying disclosure statement with the bankruptcy court. Under this plan, PG&E purports to pay all allowed creditor claims in full, through a combination of cash and long-term notes. Components of the plan will require the approval of the FERC, the SEC and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court. PG&E has stated it seeks to have this plan confirmed by December 31, 2002.

     On October 5, 2001, a federal district court in California entered a stipulated judgment approving a settlement between SCE and the CPUC in an action brought by SCE regarding the recovery of its wholesale power costs under the filed rate doctrine. Under the stipulated judgment, a rate increase approved earlier this year will remain in place until the earlier of SCE recovering $3.3 billion or December 31, 2002. After that date, the CPUC will review the sufficiency of retail rates through December 31, 2005. The stipulated judgment includes no provision relating to payments to SCE's creditors, although SCE has stated its intention to use the settlement to fund the repayment of its creditors.

     As of December 31, 2000, the Company was owed a total of $282 million by the Cal PX and the Cal ISO. As of September 30, 2001, the Company was owed a total of $338 million by the Cal ISO, the Cal PX, the CDWR, and California Energy Resources Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through September 30, 2001. As of September 30, 2001, the Company had a pre-tax provision of $75 million against receivable balances related to energy sales in the California market, including $36 million recorded in the first nine months of 2001. Management will continue to assess the collectability of these receivables based on further developments affecting the California electricity market and the market participants described herein.

     FERC Market Mitigation. In response to the filing of a number of complaints challenging the level of wholesale prices, the FERC initiated a staff investigation and issued a number of orders from December 15, 2000, through April 26, 2001 implementing a series of wholesale market reforms. Under these orders, for the period January 1, 2001 through June 19, 2001, approximately $20 million of the $149 million charged by the Company for sales in California to the Cal ISO and the Cal PX were identified as being subject to possible refunds. This amount is subject to review and adjustment based on the pending refund proceeding described below. During the second quarter of 2001, the Company accrued refunds of $15 million, $3 million of which had been previously reserved in the first quarter of 2001. See "--FERC Refunds" below.

     On April 26, 2001, the FERC issued an order replacing the previous price review procedures and establishing a market monitoring and mitigation plan, effective on May 29, 2001, for the California markets. The plan retains a "breakpoint" approach to price mitigation, for bids in the real-time market during periods when power reserves fall below 7.5% (i.e., Stages 1, 2 and 3 emergencies in the Cal ISO). The Cal ISO is instructed to use data submitted confidentially by gas-fired generators in California and daily indices of natural gas and emissions allowance costs to establish the market-clearing price in real-time based on the marginal cost of the highest-cost generator called to run. The plan also requires generators in California to offer all their available capacity for sale in the real-time market, and conditions sellers' market-based rate authority such that sellers violating certain conditions on their bids will be subject to increased scrutiny by the FERC, potential refunds and even revocation of their market-based rate authority.

     On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan adopted in its April 26 order, to apply price controls to all hours, instead of just hours of low operating reserve, and to extend the mitigation measures to other Western states (Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming) in addition to California. The proxy market clearing price calculated by the Cal ISO will apply during reserve deficiencies to all sales in the Cal ISO and Western spot markets. In non-emergency hours in California, the maximum price in California and the other Western states will be capped at 85% of the highest Cal ISO hourly market clearing price established during the hours when the last Stage 1 emergency was in effect. Sellers other than marketers will be allowed to bid higher than the maximum prices, but such bids are subject to justification and potential refund. Justification of higher prices is limited to establishing higher actual gas costs than the proxy calculation averages if conditions or natural gas markets change significantly.

     The modified monitoring and mitigation plan went into effect June 20, 2001, and will terminate on September 30, 2002, covering two summer peak seasons, or approximately 16 months. The Company believes that while the mitigation plan will reduce volatility in the market, assuming the credit issues described above are addressed, the Company will nevertheless be able to profitably operate its facilities in the West because the proxy market clearing price is based on the heat rate of the least efficient unit on-line during each hour. Additionally, as noted above, the mitigation plan allows sellers, such as the Company, to justify prices above the proxy price. Finally, any adverse impacts of the mitigation plan on the Company's operations would be mitigated, in part, by the Company's forward hedging activities. The FERC set July 2, 2001 as the refund effective date for sales subject to the price mitigation plan throughout the West. This means that transactions after that date may be subject to refund if found to be unjust or unreasonable.

     FERC Refunds. The FERC issued an order on July 25, 2001 adopting a refund methodology and initiating an expedited hearing schedule to determine (1) retroactive mitigated prices for each hour from October 2, 2000 through June 20, 2001; (2) the amount owed in refunds by each supplier according to the methodology (these amounts may be in addition to or in place of the refund amounts previously determined under the March 9, 2001 order); and (3) the amount currently owed to each supplier. The amounts of any refunds will be determined by the end of the expedited hearing process, which is scheduled to result in a recommendation to the FERC commissioners by the

Administrative Law Judge assigned to the case by March 8, 2002. The Company has not reserved any amounts for potential future refunds under the July 25, 2001 order, nor can it currently predict the amount of these potential refunds, if any, because the methodology used to calculate these refunds is dependent on information that is currently unknown and still subject to review and challenge in the hearing process. Any refunds that are determined in the FERC proceeding will be offset against unpaid amounts owed to the Company for its prior sales.

     Other Investigations. In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the California State Senate and the California Office of the Attorney General have separate ongoing investigations into the high prices and their causes. Neither of these investigations has been completed and no findings have been made in connection with either of them. However, adverse findings or rulings could result in punitive legislation, sanctions, fines or even criminal charges against the Company or its employees. The Company is cooperating with both investigations and has produced a substantial amount of information requested in subpoenas issued by each body. The Washington and Oregon attorneys general have also begun similar investigations.

     Legislative Efforts. Since the inception of the California energy crisis, various pieces of legislation have been introduced in the U.S. Congress and the California Legislature addressing several issues related to the increase in wholesale power prices in 2000 and 2001. For example, a bill was introduced in the California legislature that would have created a "windfall profits" tax on wholesale electricity sales. To date, only a few energy-related bills have passed and the Company does not believe that the legislation that has been enacted to date on these issues will have a material adverse effect on the Company. However, it is possible that legislation could be enacted on either the state or federal level that could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

     The Transition Act and related agreements specify that REPGB has a 22.5% share of SEP's assets, liabilities and stranded cost commitments. SEP's stranded cost commitments consisted primarily of various uneconomical or stranded costs investments and long-term gas supply and power contracts entered into prior to the liberalization of the Dutch wholesale electricity market. SEP's primary asset is its ownership interest in the Dutch national grid company, which was sold to the Dutch government on October 25, 2001 for approximately NLG 2.6 billion (approximately $1.1 billion based on an exchange rate of 2.42 NLG per U.S. dollar as of September 30, 2001). Under the Transition Act, REPGB can either assume its 22.5% allocated interest in the contracts or, subject to the terms of the contracts, sell its interests to third parties.

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

     The former shareholders have agreed pursuant to a share purchase agreement to indemnify REPGB for up to NLG 1.9 billion in stranded cost liabilities (approximately $785 million based on an exchange rate of 2.42 NLG per U.S. dollar as of September 30, 2001). The indemnity obligation of the former shareholders and various provincial and municipal entities (including the city of Amsterdam), is secured by a NLG 900 million escrow account (approximately $372 million based on an exchange rate of 2.42 NLG per U.S. dollar as of September 30, 2001). Pursuant to SFAS No. 133, the gas and electric contracts are marked to market. As of September 30, 2001, the

Company has recorded a liability of $362 million for its stranded cost gas and electric and district heating commitments. In addition, the Company recorded a corresponding asset of equal amount for the indemnification of this obligation from REPGB's former shareholders and the Dutch government. The estimate of stranded cost liability is based on a number of assumptions, many of which are contingent upon the outcome of future events, such as fuel and energy prices, that are not known at this time. The actual amount of the ultimate stranded cost liability may be greater or smaller depending on the outcome of these assumptions.

     To date, the Company has filed indemnity claims totaling of NLG 95 million (approximately $39 million at an exchange rate of 2.42 NLG per U.S. dollar as of September 30, 2001) for stranded cost liabilities associated with the district heating and gas and electricity contract losses incurred during the first and second quarters of 2001. The former shareholders have so far rejected REPGB's indemnity claims and in response the Company has initiated arbitration proceedings against the former shareholders. The Company believes that the rejection of its indemnity claims is without merit and intends to vigorously pursue its claims against the former shareholders.

     During the second quarter of 2001, the Company recorded a $51 million pre-tax gain (NLG 125 million) recorded as equity income for the preacquisition gain contingency related to the acquisition of REPGB for the value of its equity investment in SEP. This gain was based on the Company's evaluation of SEP's financial position and fair value. Pursuant to the purchase agreement of REPGB, as amended, REPGB is entitled to a NLG 125 million (approximately $51 million) dividend from SEP with any remainder owing to the former shareholders.

(f) Payment to Reliant Energy in 2004.

     To the extent the Company's price for providing retail electric service to residential and small commercial customers in Reliant Energy's Houston service territory during 2002 and 2003, which price is mandated by the Texas electric restructuring law, exceeds the market price of electricity, the Company may be required to make a payment to Reliant Energy in early 2004. This payment will be required unless the Public Utility Commission of Texas (Texas Utility Commission) determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within Reliant Energy's Houston service territory is committed to be served by retail electric providers other than the Company. If the 40% test is not met and a payment is required, the amount of this payment will be equal to (1) the amount that the price to beat, less non-bypassable delivery charges, is in excess of the market price of electricity per customer, but not to exceed $150 per customer, multiplied by (2) the number of residential or small commercial customers, as the case may be, that the Company serves on January 1, 2004 in Reliant Energy's Houston service territory, less the number of new retail electric customers the Company serves in other areas of Texas. As of September 30, 2001, Reliant Energy had approximately 1.7 million residential and small commercial customers. In the master separation agreement between the Company and Reliant Energy, the Company has agreed to make this payment, if any, to Reliant Energy.

(g) Construction Agency Agreement.

     In April 2001, the Company, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion. The availability of the commitment is subject to satisfaction of various conditions. The Company, through several of its subsidiaries, acts as construction agent for the special purpose entities and is responsible for completing construction of these projects by August 31, 2004, but has generally limited its risk related to construction completion to 89.9% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, the Company's subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If the Company does not exercise its option to lease any project upon its completion, the Company must purchase the project or remarket the project on behalf of the special purpose entities. The Company must guarantee that the Investors will receive at least 89.9% of their investment in the case of a remarketing sale at the end of construction. At the end of an individual project's initial operating lease term (approximately five years from construction completion), the Company's subsidiary lessees have the option to extend the lease with the approval of Investors, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of up to 85% of the project cost, if the proceeds from remarketing are not sufficient to repay the Investors. The Company has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and, if the lease option is exercised, each lessee's obligations during the lease period.

(h) REMA Sale/Leaseback Transactions.

     In August 2000, the Company entered into separate sale/leaseback transactions with each of the three owner-lessors for the Company's respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, acquired in the REMA acquisition. The lease documents contain some restrictive covenants that restrict REMA's ability to, among other things, make dividend distributions unless REMA satisfies various conditions. As of September 30, 2001, REMA had $143 million of restricted funds that are available for REMA's working capital needs and to make future lease payments, including a lease payment of $55 million in January 2002. For additional discussion of these lease transactions, please read Notes 5(a) and 11(c) to the Reliant Resources Prospectus Notes.

(12) BENEFIT CURTAILMENT AND ENHANCEMENT CHARGE

     During the nine months ended September 30, 2001, the Company recognized a pre-tax, non-cash charge of $100 million relating to the redesign of some of Reliant Energy's benefit plans in anticipation of Reliant Resources' separation from Reliant Energy.

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

     Effective March 1, 2001, the Company discontinued providing subsidized postretirement benefits to its domestic non-union employees. The Company incurred a pre-tax charge of $40 million during the first quarter of 2001 related to the curtailment of the Company's postretirement obligation. In connection with the Distribution, the Company expects to incur a pre-tax gain of $18 million related to the settlement of post retirement benefit obligations. For additional information regarding these benefit plans, see Notes 9(b) and 9(d) to the Reliant Resources Prospectus Notes.

(13) RELIANT ENERGY COMMUNICATIONS

     During the third quarter of 2001, management decided to exit the Company's Communications business which serves as a facility-based competitive local exchange carrier and Internet services provider and owns network operations centers and managed data centers in Houston and Austin. Consequently, the Company determined the goodwill associated with the Communications business was impaired. The Company recorded $33 million of pre-tax disposal charges in the third quarter of 2001. These charges included the write-off of goodwill of $19 million, and fixed asset write-downs, severance reserves and other incremental costs associated with exiting the Communications business, totaling $14 million.

(14) REPORTABLE SEGMENTS

     The Company's determination of reportable segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers. The Company has identified the following reportable segments:
Wholesale Energy, European Energy, Retail Energy and Other Operations. For descriptions of these financial reporting segments, see Note 1 to the Reliant Resources Prospectus Notes. There were no material inter-segment revenues during the quarter and the nine months ended September 30, 2000.

     Financial data for business segments are as follows:



                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                              -----------------------------------------------------
                                                                       INCOME FROM          AS OF
                                                                         EQUITY          DECEMBER 31,
                                                                     INVESTMENTS IN         2000
                              REVENUES FROM        OPERATING         UNCONSOLIDATED     --------------
                              NON-AFFILIATES      INCOME (LOSS)       SUBSIDIARIES      TOTAL ASSETS
                              --------------      -------------      --------------     --------------
                                                           (IN MILLIONS)
Wholesale Energy ........      $       6,734      $         320       $          27      $      10,504
European Energy .........                129                  8                  --              2,473
Retail Energy ...........                 21                (18)                 --                131
Other Operations ........                  2                 (9)                 --                106
                               -------------      -------------       -------------      -------------
Consolidated ............      $       6,886      $         301       $          27             13,214
                               =============      =============       =============      =============


                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                               ---------------------------------------------------
                                                                       INCOME FROM
                                                                         EQUITY
                                                                     INVESTMENTS IN
                               REVENUES FROM        OPERATING        UNCONSOLIDATED
                               NON-AFFILIATES     INCOME (LOSS)       SUBSIDIARIES
                               -------------      -------------      --------------
                                                  (IN MILLIONS)
Wholesale Energy ........      $      12,342      $         470       $          33
European Energy .........                415                 69                  --
Retail Energy ...........                 59                (39)                 --
Other Operations ........                  4                (24)                 --
                               -------------      -------------       -------------
Consolidated ............      $      12,820      $         476       $          33
                               =============      =============       =============


                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                  ----------------------------------------------------------------------------
                                                                                                 INCOME FROM            AS OF
                                                                                                    EQUITY          SEPTEMBER 30,
                                                            NET                                 INVESTMENTS IN          2001
                                  REVENUES FROM        INTERSEGMENT          OPERATING          UNCONSOLIDATED      -------------
                                  NON-AFFILIATES         REVENUES           INCOME (LOSS)        SUBSIDIARIES       TOTAL ASSETS
                                  --------------      --------------       --------------       --------------      -------------
                                                                            (IN MILLIONS)

Wholesale Energy ...........      $        9,979      $            8       $          266       $            2      $      10,486
European Energy ............                 275                  --                   (5)                  --              3,451
Retail Energy ..............                  48                   4                   (7)                  --                256
Other Operations ...........                   2                  --                  (36)                  --              1,084
Reconciling Elimination ....                  --                 (12)                  --                   --               (304)
                                  --------------      --------------       --------------       --------------      -------------
Consolidated ...............      $       10,304      $           --       $          218       $            2      $      14,973
                                  ==============      ==============       ==============       ==============      =============



                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  ------------------------------------------------------------------------
                                                                                             INCOME FROM
                                                                                                EQUITY
                                                         NET                                INVESTMENTS IN
                                  REVENUES FROM      INTERSEGMENT          OPERATING        UNCONSOLIDATED
                                  NON-AFFILIATES       REVENUES          INCOME (LOSS)       SUBSIDIARIES
                                  --------------     -------------       -------------      --------------
                                                             (IN MILLIONS)
Wholesale Energy ...........      $      28,937      $           8       $         687       $          15
European Energy ............                799                 --                  23                  51
Retail Energy ..............                112                  3                 (13)                 --
Other Operations ...........                  8                 --                (163)                 --
Reconciling Elimination ....                 --                (11)                 --                  --
                                  -------------      -------------       -------------       -------------
Consolidated ...............      $      29,856      $          --       $         534       $          66
                                  =============      =============       =============       =============

     Reconciliation of Operating Income to Net Income:



                                                    FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                  -------------------------------      -------------------------------
                                                      2000              2001               2000               2001
                                                  ------------       ------------      ------------       ------------
                                                                             (IN MILLIONS)
Operating income ...........................      $        301       $        218      $        476       $        534
Other (expense) income .....................               (38)                13              (111)                68
Income tax expense .........................              (100)               (98)             (120)              (215)
Cumulative effect of accounting change .....                --                 --                --                  3
Extraordinary item .........................                --                 --                 7                 --
                                                  ------------       ------------      ------------       ------------
Net income .................................      $        163       $        133      $        252       $        390
                                                  ============       ============      ============       ============

(15) SUBSEQUENT EVENTS

     Treasury Stock Purchases. From October 1, 2001 through November 8, 2001, Reliant Resources purchased 7,628,200 shares of its common stock at an average price of $16.69 per share, or an aggregate purchase price of $127 million. These shares were purchased pursuant to Reliant Resources' Board of Directors authorization, as described in Note 9(b).

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

     In this section we discuss our results of operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity and capital resources. Our financial reporting segments include Wholesale Energy, European Energy, Retail Energy and Other Operations. For segment reporting information, please read Note 14 to our Interim Financial Statements.

     On May 12, 2000, one of our subsidiaries purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having an aggregate net generating capacity of approximately 4,262 MW. For additional information about this acquisition, including our accounting treatment of the acquisition, please read Note 5(a) to Reliant Resources Prospectus Notes and Note 5(a) to our Interim Financial Statements.

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

     o other operations, including our eBusiness, Communications, and venture capital businesses.

     The financial information for the three and nine months ended September 30, 2000, discussed in this section is derived from the consolidated historical financial statements of Reliant Energy, which include the results of operations for all of Reliant Energy's businesses, including those businesses which we did not own. In order to prepare our financial statements for the three and nine months ended September 30, 2000, contained in this Form 10-Q and discussed in this section, we carved-out the results of operations of the businesses that we own from Reliant Energy's consolidated historical financial statements. Accordingly, the results of operations discussed in this section include only revenues and costs directly attributable to the businesses we own and operate. Some of these costs are for facilities and services provided by Reliant Energy and for which our operations have historically been charged based on usage or other allocation factors. We believe these allocations are reasonable but they are not necessarily indicative of the expenses that would have resulted if we had actually operated independently of Reliant Energy. We may experience changes in our cost structure, funding and operations as a result of our separation from Reliant Energy, including increased costs associated with reduced economies of scale, and increased costs associated with being a publicly traded, independent company. We cannot currently predict, with any certainty, the actual amount of increased costs we may incur, if any.

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

     In September 2001, we announced that we are evaluating strategic alternatives for our European Energy Segment, including the possible sale, in order to pursue business opportunities that are more in line with our domestic wholesale energy strategies.

     During the third quarter of 2001, management decided to exit our Communications business which serves as a facility-based competitive local exchange carrier and Internet services provider and owns network operations centers and managed data centers in Houston and Austin. For additional information about our Communications business, please read Note 13 to our Interim Financial Statements.

     The following table provides summary data regarding our consolidated results of operations for the three and nine months ended September 30, 2000 and 2001.

                       CONSOLIDATED RESULTS OF OPERATIONS


                                                     THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------       -------------------------------
                                                          2000               2001              2000                2001
                                                      ------------       ------------       ------------       ------------
                                                                                 (IN MILLIONS)
Operating Revenues .............................      $      6,886       $     10,304       $     12,820       $     29,856
Operating Expenses .............................             6,585             10,086             12,344             29,322
                                                      ------------       ------------       ------------       ------------
Operating Income ...............................               301                218                476                534
Other (Expense) Income, net ....................               (38)                13               (111)                68
Income Tax Expense .............................              (100)               (98)              (120)              (215)
                                                      ------------       ------------       ------------       ------------
Income Before Cumulative Effect of
    Accounting Change and Extraordinary Item ...               163                133                245                387
Cumulative Effect of Accounting Change,
    net of tax .................................                --                 --                 --                  3
Extraordinary item, net of tax .................                --                 --                  7                 --
                                                      ------------       ------------       ------------       ------------
Net Income .....................................      $        163       $        133       $        252       $        390
                                                      ============       ============       ============       ============

Three months ended September 30, 2000 compared to three months ended September 30, 2001

     Net Income. We reported consolidated net income of $163 million for the three months ended September 30, 2000 compared to $133 million for the three months ended September 30, 2001. The $30 million decrease was primarily due to decreased earnings from Wholesale Energy and European Energy segments, and $33 million in restructuring charges and impairment of goodwill related to the exiting our Communications business in the third quarter of 2001 (please read
Note 13 to our Interim Financial Statements), partially offset by decreased net interest expense on notes to affiliated companies.

     Operating Income. For an explanation of changes in operating income, please read the discussion below of operating income (loss) by segment.

     Other (Expense) Income. Other expense was $38 million for the third quarter of 2000 compared to other income of $13 million for the third quarter of 2001. This increase in other income was primarily due to decreased interest expense on notes to affiliated companies of $69 million. Net intercompany interest related to affiliated debt decreased from the three months ended September 30, 2000 compared to the same period in 2001 primarily due to the following:

     o the conversion into equity of $1.7 billion of debt owed to Reliant Energy and its subsidiaries upon the completion of the Offering in May 2001 (see Note 4 to our Interim Financial Statements),

     o the repayment in August 2000 of $1.0 billion of debt owed to Reliant Energy related to the REMA acquisition from proceeds received from the sale-leaseback transactions (see Note 5(a) to Reliant Resources Prospectus Notes), and

     o the investing of excess cash primarily resulting from the Offering with a subsidiary of Reliant Energy during the third quarter of 2001.

     In addition, other income increased from the third quarter of 2000 compared to the same period in 2001 due to an additional impairment loss of $4 million (pre-tax) on marketable equity securities classified as "available-for-sale" recorded during the three months ended September 30, 2000.

     These items were partially offset by decreased earnings from unconsolidated subsidiaries of Wholesale Energy for the third quarter of 2001 of $25 million compared to the same period in 2000.

     Income Tax Expense. During the three months ended September 30, 2000 and 2001, our effective tax rate was 37.9% and 42.5%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $17 million for the three months ended September 30, 2001. These items primarily related to nondeductible goodwill, state income taxes and valuation allowances. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $8 million for the three months ended September 30, 2000. These items primarily related to nondeductible goodwill, state income taxes and valuation allowances and were partially offset by income earned by REPGB. In 2001 and prior years, the earnings of REPGB were subject to a zero percent Dutch corporate income tax rate as a result of the Dutch tax holiday related to the Dutch electricity industry. In 2002, all of European Energy's earnings in the Netherlands will be subject to the standard Dutch corporate income tax rate, which is currently 35%.

Nine months ended September 30, 2000 compared to nine months ended September 30, 2001

     Net Income. We reported consolidated net income of $252 million for the nine months ended September 30, 2000 compared to $390 million for the nine months ended September 30, 2001. The increase of $138 million was primarily due to the following:

     o    increased operating income from Wholesale Energy,

     o    lower operating losses from the Retail Energy segment,

     o a $51 million pre-tax gain recorded in equity income related to a preacquisition contingency for the value of SEP, the coordinating body for the Dutch electricity generating sector,

     o    a decrease in net interest expense, and

     o a $27 million pre-tax impairment loss on marketable equity securities classified as "available-for-sale" recorded during the nine months ended September 30, 2000.

     The above items were partially offset by:

     o a $100 million pre-tax, non-cash charge relating to the redesign of some of Reliant Energy's benefit plans in anticipation of our separation from Reliant Energy,

     o a $36 million provision against receivable balances related to our energy sales during the first nine months of 2001 in the California market,

     o a net $12 million write-off in receivable balances related to our energy sales in the California market recorded in the three months ended June 30, 2001, resulting from refunds,

     o $33 million in disposal charges, including a $19 million goodwill write-off, related to the exiting of our Communications business in the third quarter of 2001,

     o an $18 million pre-tax gain on the sale of a development-stage project recognized in the nine months ended September 30, 2000, and

     o a decrease in operating income from European Energy as the Dutch wholesale electric market was completely opened to competition on January 1, 2001.

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

     Other Income (Expense). Other income increased by $179 million during the nine months ended September 30, 2001 compared to the same period in 2000, primarily due to the following:

     o decreased interest expense of $137 million on debt to affiliated companies, as discussed above in the quarterly results of operations,

     o a $51 million pre-tax preacquisition contingency gain recorded as equity income, as discussed above and in Note 11(e) of our Interim Financial Statements,

     o an impairment loss of $27 million on marketable equity securities classified as "available-for-sale" recorded during the nine months ended September 30, 2000,

     o net increased unrealized and realized gains on marketable equity securities and other investments of $5 million, and

     o increased interest income of $12 million primarily related to increased deposits from Wholesale Energy.

     The above items were partially offset by increased interest expense to third parties of $23 million, primarily as a result of higher levels of borrowings associated, in part, with the funding of a portion of the acquisition of REPGB in March 2000 and capital expenditures, as well as a $18 million decrease in earnings from unconsolidated subsidiaries of Wholesale Energy for the nine months ended September 30, 2001 compared to the same period in 2000, primarily due to a plant outage at one of our equity investments and decreased power prices. In addition, we recognized an $18 million pre-tax gain on the sale of a development-stage project recognized in the nine months ended September 30, 2000.

     For additional information regarding our investment in the marketable equity securities noted above, see Note 2(l) to Reliant Resources Prospectus Notes.

     During the nine months ended September 30, 2001, the Company recognized $16 million of interest expense to affiliates that was subsequently converted or contributed to our equity in May 2001 by Reliant Energy.

     Income Tax Expense. During the nine months ended September 30, 2000 and 2001, our effective tax rate was 33.0% and 35.7%, respectively. Our reconciling items from the federal statutory tax rate of 35% to the effective tax rate totaled $4 million for the nine months ended September 30, 2001. These items primarily related to nondeductible goodwill, state income taxes and valuation allowances and were partially offset by income earned by REPGB. Our reconciling items from the federal statutory tax rate to the effective tax rate totaled $7 million for the nine months ended September 30, 2000. These items primarily related to income earned by REPGB and were partially offset by nondeductible goodwill and state income taxes.

     As discussed in Note 11(e) to our Interim Financial Statements, the Transition Act allocated to the Dutch generation sector, including REPGB, financial responsibility for SEP's obligations to purchase electricity and gas under a gas supply contract and three electricity contracts. As a result of the above, we recorded an out-of-market, net stranded cost liability of $138 million and a related deferred tax asset of $48 million at September 30, 2001 for our statutorily allocated share of these gas supply and electricity contracts. We believe that the costs incurred by REPGB subsequent to the tax holiday ending in 2001 related to these contracts will be deductible for Dutch tax purposes. However, due to the uncertainties related to the deductibility of these costs, we have recorded a reserve in other liabilities in our Interim Financial Statements of $48 million as of September 30, 2001.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The following table presents operating income (loss) for each of our business segments for the three and nine months ended September 30, 2000 and 2001.



                                    THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------       -------------------------------
                                       2000               2001                2000               2001
                                    ------------       -------------       ------------       ------------
                                                                (IN MILLIONS)
Wholesale Energy .............      $        320       $        266       $        470       $        687
European Energy ..............                 8                 (5)                69                 23
Retail Energy ................               (18)                (7)               (39)               (13)
Other Operations .............                (9)               (36)               (24)              (163)
                                    ------------       ------------       ------------       ------------
      Total Consolidated .....      $        301       $        218       $        476       $        534
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

     The following table provides summary data regarding the results of operations of Wholesale Energy for the three and nine months ended September 30, 2000 and 2001.


                                                                            WHOLESALE ENERGY
                                                  --------------------------------------------------------------------
                                                  THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------     -------------------------------
                                                      2000              2001              2000               2001
                                                  -------------      -------------     ------------      -------------
                                                                             (IN MILLIONS)
Operating Revenues ..........................      $      6,734      $      9,987      $     12,342      $     28,945
Operating Expenses:
  Fuel and Cost of Gas Sold .................             2,699             3,207             6,062            13,195
  Purchased Power ...........................             3,575             6,326             5,506            14,527
  Operation and Maintenance .................                48                91               122               255
  General, Administrative and Development ...                47                69               112               191
  Depreciation and Amortization .............                45                28                70                90
                                                   ------------      ------------      ------------      ------------
    Total Operating Expenses ................             6,414             9,721            11,872            28,258
                                                   ------------      ------------      ------------      ------------
Operating Income ............................      $        320      $        266      $        470      $        687
                                                   ============      ============      ============      ============

Operations Data:
  Electricity Wholesale Power Sales
    (in MMWH(1)) ............................                68               108               132               270
  Natural Gas Sales (in Bcf(2)) .............               625             1,097             1,707             2,723



----------

(1)  Million megawatt hours.
(2)  Billion cubic feet.

     Wholesale Energy's operating income decreased $54 million for the third quarter of 2001 compared to the same period in 2000. The decline was primarily due to decreased gross margins (revenues less fuel and cost of gas sold and purchased power) resulting from lower gas and power unit margins in 2001 and favorable hedging activities in the Pennsylvania-New Jersey-Maryland market in 2000, increased operation and maintenance expenses from facilities in the West and Mid-Atlantic regions, higher legal and regulatory expenses related to Western markets and higher general and administrative expenses to support expanded commercial activities and operations. These costs were partially offset by decreased amortization expense related to air emissions regulatory allowances.

     Wholesale Energy's operating revenues increased $3.3 billion for the third quarter of 2001 compared to the same period in 2000. The increased revenues during the third quarter of 2001 compared to the same period in 2000 were primarily due to increased volumes for natural gas and power sales partially offset by decreased prices for natural gas sales. Wholesale Energy's fuel and gas costs and purchased power increased $3.3 billion in the third quarter of 2001 compared to the same period in 2000 primarily due to the same reasons as the increase in revenues.

Operation and maintenance expenses for Wholesale Energy increased $43 million in the third quarter of 2001 compared to the same period in 2000, primarily due to costs associated with the operation and maintenance of generating plants in the West region and higher lease expense associated with the Mid-Atlantic generating facilities' sale/leaseback transactions that were entered into in August 2000. The higher lease expense associated with the Mid-Atlantic generating facilities was offset by lower interest expense in the consolidated results of operations in the third quarter of 2001 compared to the same period in 2000. General, administrative and development expenses increased $22 million in the third quarter of 2001 compared to the same period in 2000, primarily due to higher administrative costs to support growing wholesale commercial activities and operations and higher legal and regulatory expenses related to Western markets, partially offset by decreased development expenses. Depreciation and amortization expense for the third quarter of 2001 compared to the same period in 2000 decreased by $17 million primarily due to changes in expense related to the amortization of our air emissions regulatory allowances, primarily in California.

     Wholesale Energy's operating income increased $217 million for the first nine months of 2001 compared to the same period in 2000. The increase was primarily due to increased gross margins. Gross margins for Wholesale Energy increased by $449 million primarily due to increased revenues from energy and ancillary services, increased volumes and higher margins from its trading and marketing activities and the addition of our Mid-Atlantic assets and strong commercial and operational performance in other regions. These results were partially offset by higher operation and maintenance expenses from facilities in the West and Mid-Atlantic regions, higher general and administrative expenses, increased depreciation and amortization expense, and a $36 million provision and a $12 million net write-off against receivable balances related to energy sales in the West region.

     Wholesale Energy's operating revenues increased $16.6 billion for the first nine months of 2001 compared to the same period in 2000. The increased revenues were primarily due to increased volumes for natural gas and power sales and to a lesser extent increased prices for natural gas and power sales. Wholesale Energy's fuel and gas costs and purchased power increased $16.2 billion in the first nine months of 2001 compared to the same period in 2000. Increased fuel and gas costs and purchased power were primarily due to increased purchased volumes for natural gas and power sales and to a lesser extent increases in plant output and increased prices for natural gas and power purchases. Operation and maintenance expenses for Wholesale Energy increased $133 million in the first nine months of 2001 compared to the same period in 2000, primarily due to costs associated with the operation and maintenance of generating plants from facilities in the West and Mid-Atlantic Regions and higher lease expense associated with the Mid-Atlantic generating facilities' sale/leaseback transactions. The higher lease expense associated with the Mid-Atlantic generating facilities was offset by lower interest expense in the consolidated results of operations in the first nine months of 2001 compared to the same period in 2000. General, administrative and development expenses increased $79 million in the first nine months of 2001 compared to the same period in 2000, primarily due to the same reasons as the increase in the third quarter of 2001, as discussed above. Depreciation and amortization expense during the first nine months of 2001 compared to the same period in 2000 increased by $20 million as a result of higher expense related to the depreciation of our Mid-Atlantic plants, which were acquired in May 2000 and increased amortization of air emissions regulatory allowances.

     On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan it had previously adopted on April 26, 2001. This modification to the mitigation plan extends the hours to which the price controls are applied, as well as the states in which the price controls will be in effect. Additionally, the FERC issued an order on July 25, 2001, which ordered among other items, a methodology for calculating possible refunds by sellers of electricity in the West region. We, however, believe that while the mitigation plan will reduce volatility in the market, we will nevertheless be able to profitably operate our facilities in the West because the proxy market clearing price is based on the heat rate of the least efficient unit on-line during each hour. Additionally, as noted above, the mitigation plan allows sellers, such as us, to justify prices above the proxy price. Finally, any adverse impacts of the mitigation plan on our operations would be mitigated, in part, by our forward hedging activities. The amounts of any refunds will be determined by the end of an expedited hearing process which is scheduled to conclude March 8, 2002. We have not reserved any amounts for potential future refunds, nor can we currently predict the amount of these potential refunds, if any, because the methodology used to calculate these refunds is dependant on information that is currently unknown to us and still subject to review and challenge in the hearing process.

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

     In September 2001, we announced that we are evaluating strategic alternatives for our European Energy segment, including its possible sale, in order to pursue business opportunities that are more in line with our domestic wholesale energy strategies.

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

     The following table provides summary data regarding the results of operations of European Energy for the three and nine months ended September 30, 2000 and 2001.


                                                                    EUROPEAN ENERGY
                                         -----------------------------------------------------------------------
                                         THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------       --------------------------------
                                             2000               2001               2000                 2001
                                         -------------      -------------       -------------      -------------
                                                                     (IN MILLIONS)
Operating Revenues ................      $         129      $         275       $         415      $         799
Operating Expenses:
  Fuel ............................                 61                 91                 188                294
  Purchased Power .................                  7                138                  11                335
  Operation and Maintenance .......                 22                 18                  73                 57
  General and Administrative ......                 14                 13                  19                 33
  Depreciation and Amortization ...                 17                 20                  55                 57
                                         -------------      -------------       -------------      -------------
     Total Operating Expenses .....                121                280                 346                776
                                         -------------      -------------       -------------      -------------
Operating Income (Loss) ...........      $           8      $          (5)      $          69      $          23
                                         =============      =============       =============      =============

Electricity (in MMWH):
  Wholesale Sales .................                2.8                4.6                 8.7               11.9
  Trading Sales ...................                0.2                5.7                 0.3               14.6

     European Energy's operating income decreased $13 million and $46 million for the third quarter and the first nine months of 2001 compared to the same periods in 2000. These decreases were primarily due to a decrease in margins (revenues less fuel and purchased power), as the Dutch electric market was completely opened to wholesale competition on January 1, 2001. Increased margins from ancillary services and trading activities partially offset this decline. In the first half of 2001, efficiency and energy payments from SEP totaling $30 million and increased district heating sales partially offset the decline for the nine months ended September 30, 2001 compared to the same period in 2000.

     European Energy's operating revenues increased $146 million and $384 million for the third quarter and the first nine months of 2001 compared to the same periods in 2000. The increases were primarily due to increased trading revenues associated with our participation in the Dutch and German power markets. Fuel and purchased power costs increased $161 million and $430 million in the third quarter and the first nine months of 2001 compared to the same periods in 2000 primarily due to increased purchased power for trading activities, and to a lesser extent increased cost of natural gas and other fuels due to increased output from our generating facilities.

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

     The Texas electric restructuring law calls for the commencement of retail competition beginning on January 1, 2002. This law authorizes the Texas Utility Commission to delay the date which the retail electric market is opened to competition in any power region in Texas if it is determined that the region is unable to offer fair competition and reliable service to all retail customer classes on that date. We anticipate retail competition will commence on January 1, 2002. If retail competition is delayed, Retail Energy's results of operations and cash flows could be materially affected depending on the length of the delay.

     The following table provides summary data regarding the results of operations of Retail Energy for the three and nine months ended September 30, 2000 and 2001.


                                                                                  RETAIL ENERGY
                                                    -------------------------------------------------------------------------
                                                    THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------       ---------------------------------
                                                        2000                2001                2000                 2001
                                                    -------------       -------------       -------------       -------------
                                                                                 (IN MILLIONS)
Operating Revenues ...........................      $          21       $          52       $          59       $         115
Operating Expenses:
   Natural Gas ...............................                 --                   8                  --                   8
  Operation and Maintenance ..................                 28                  20                  81                  67
  General, Administrative and Development ....                 11                  28                  15                  46
  Depreciation and Amortization ..............                 --                   3                   2                   7
                                                    -------------       -------------       -------------       -------------
     Total Operating Expenses ................                 39                  59                  98                 128
                                                    -------------       -------------       -------------       -------------
Operating Loss ...............................      $         (18)      $          (7)      $         (39)      $         (13)
                                                    =============       =============       =============       =============

     Our Retail Energy segment operating loss decreased $11 million and $26 million, respectively, in the third quarter and the first nine months of 2001 compared to the same periods in 2000. The operating loss reduction was primarily due to increased sales of energy and energy services to commercial and industrial customers from our Reliant Energy Solutions unit and energy sales and services for certain Texas governmental agencies under a program mandated by the Texas electric deregulation legislation. Operating revenues increased $31 million and $56 million, respectively, in the third quarter and the first nine months of 2001 compared to the same periods in 2000, due to revenues from sales of energy and energy services to commercial and industrial customers, energy sales and services for certain Texas governmental agencies, as well as increased revenues for the billing and remittance services provided to Reliant Energy. Operations and maintenance and general, administrative and development expenses increased $9 million and $17 million in the third quarter and the first nine months of 2001 compared to the same periods in 2000, primarily due to increased personnel and employee related costs, costs related to building an infrastructure necessary to prepare for competition in the retail electric market in Texas and advertising costs.

OTHER OPERATIONS

     Our Other Operations segment includes the operations of our eBusiness, Communications, and venture capital businesses, along with unallocated corporate costs. Historically, our Other Operations segment has included the operations of our Communications business. For additional information about our exiting of our Communication business, please read Note 13 to our Interim Financial Statements.

     The following table provides summary data regarding the results of operations of Other Operations for the three and nine months ended September 30, 2000 and 2001.


                                                                               OTHER OPERATIONS
                                                    -------------------------------------------------------------------------
                                                     THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------       ---------------------------------
                                                        2000                2001                2000                2001
                                                    -------------       -------------       -------------       -------------
                                                                                (IN MILLIONS)
Operating Revenues ...........................      $           2       $           2       $           4       $           8
Operating Expenses:
  Operation and Maintenance ..................                  2                   5                   4                  15
  General, Administrative and Development ....                  8                  12                  21                 131
  Depreciation and Amortization ..............                  1                  21                   3                  25
                                                    -------------       -------------       -------------       -------------
     Total Operating Expenses ................                 11                  38                  28                 171
                                                    -------------       -------------       -------------       -------------
Operating Loss ...............................      $          (9)      $         (36)      $         (24)      $        (163)
                                                    =============       =============       =============       =============

     Other Operation's operating loss increased $27 million and $139 million in the third quarter and first nine months of 2001 compared to the same periods in 2000. During the third quarter of 2001, we recognized $14 million of restructuring charges and $19 million of goodwill impairment related to the exiting of our Communications business. The goodwill impairment is included in amortization expense. During the first quarter of 2001, we incurred a pre-tax non-cash charge of $100 million relating to the redesign of some of Reliant Energy's benefit plans in anticipation of our separation from Reliant Energy. In addition, our Communications business operating loss increased $7 million for the nine months ended September 30, 2001 compared to the same period in 2000. For additional information about the benefit charge noted above, please read
Note 12 to our Interim Financial Statements.

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

                               FINANCIAL CONDITION

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2000 and 2001.



                                       NINE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------
                                          2000                2001
                                       ------------       ------------
                                               (IN MILLIONS)
Cash provided by (used in):
   Operating activities .........      $        234       $        262
   Investing activities .........            (2,780)              (709)
   Financing activities .........             2,741                635

     Net cash provided by operating activities during the nine months ended September 30, 2001 increased $28 million compared to the same period in 2000, primarily due to improved operating cash flows from Wholesale Energy and a decrease in margin deposits on energy trading activities partially offset by a prepayment of a lease obligation related to the REMA sale/leaseback transactions and other changes in working capital.

     Net cash used in investing activities during the nine months ended September 30, 2001 decreased $2.1 billion compared to the same period in 2000, primarily due to the funding of the remaining purchase obligation for REPGB for $982 million on March 1, 2000, and the acquisition of REMA for $2.1 billion on May 12, 2000, partially offset by proceeds from REMA sale/leaseback transactions of $1 billion, as well as an increase in capital expenditures related to the construction of domestic power generation projects during the nine months ended September 30, 2001.

     Cash flows provided by financing activities during the nine months ended September 30, 2001 decreased $2.1 billion compared to the same period in 2000, primarily due to investing excess cash in an affiliate of Reliant Energy, reduced contributions from Reliant Energy and a decrease in short-term borrowings, partially offset by $1.7 billion in net proceeds from the Offering.

FUTURE SOURCES AND USES OF CASH FLOWS

     Credit Facilities. In August 2001, we entered into two new credit facilities with financial institutions, which provide for $750 million each or an aggregate of $1.5 billion in committed credit to replace $2.1 billion of credit facilities which were to expire on October 2, 2001. One of these facilities expires on August 22, 2002, with any outstanding loans on such date being converted at our option to term loans with a maturity of one year from the date of conversion, provided we meet certain conditions. The other facility has a maturity date of August 22, 2004. Interest rates on the borrowings are based on LIBOR plus a margin, a base rate or a rate determined through a bidding process. These facilities contain various business and financial covenants requiring us to, among other things, maintain a ratio of net debt to the sum of net debt, subordinated affiliate debt and stockholders' equity not to exceed
0.60 to 1.00. These covenants are not anticipated to materially restrict us from borrowing funds or obtaining letters of credit under these facilities. The credit facilities are subject to facility and usage fees that are calculated based on the amount of the facility commitments (used or unused) and on the amounts outstanding under the facilities, respectively. In addition, our subsidiaries have credit facilities of $1.8 billion. Of the aggregated credit facilities of $3.3 billion, $1.6 billion remains unused as of September 30, 2001.

     Of the $3.3 billion of committed credit facilities described above, $978 million will expire by September 30, 2002, including the $750 million facility expiring on August 22, 2002. To the extent that we still need these facilities, we expect to be able to renew or replace them on normal commercial terms prior to their expiration.

     Initial Public Offering of Reliant Resources. In May 2001, we offered 59.8 million shares of our common stock to the public at an initial public offering price of $30 per share and received net proceeds from the Offering of $1.7 billion. Pursuant to the terms of the master separation agreement between Reliant Energy and us, we used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. We used the remainder of the net proceeds of the Offering for repayment of third party borrowings, capital expenditures, repurchases of our common stock and to increase working capital. Reliant Energy has publicly disclosed that it expects the Offering to be followed by a distribution of the remaining shares of our common stock owned by Reliant Energy to Reliant Energy's or its successor's shareholders within 12 months of the Offering. For additional information, please read Notes 1 and 4 to Reliant Resources Prospectus Notes.

     Acquisition of Mid-Atlantic Assets. On May 12, 2000, we completed the acquisition of our Mid-Atlantic assets from Sithe Energies, Inc. for an aggregate purchase price of $2.1 billion. The acquisition was originally financed through bridge loans from Reliant Energy and $1.0 billion was converted to equity. In August 2000, we entered into separate sale/leaseback transactions with each of the three owner-lessors for our respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, which we acquired as part of the Mid-Atlantic acquisition. For additional discussion of these lease transactions, please read Notes 5(a) and 11(c) to Reliant Resources Prospectus Notes. As consideration for the sale of our interest in the facilities, we received a total of $1.0 billion in cash that was used to repay indebtedness owed to Reliant Energy. We will continue to make lease payments through 2029. The lease terms expire in 2034.

     Acquisition of Orion Power Holdings, Inc. In September 2001, we entered into a definitive merger agreement with Orion Power Holdings, Inc. (Orion Power), under which we agreed to acquire all of the outstanding shares of Orion Power for $26.80 per share in cash in a transaction valued at approximately $2.9 billion. In the merger, we will also assume approximately $1.8 billion of Orion Power's net debt obligations. Orion Power is an independent electric power generating company formed in March 1998 to acquire, develop, own and operate power-generating facilities in the newly deregulated wholesale markets throughout North America. Orion Power has 81 power plants currently in operation with a total capacity of 5,644 MW and an additional 2,855 MW in construction and various stages of development. The merger is conditioned upon approval by Orion Power's shareholders and receipt of certain regulatory approvals including the Federal Trade Commission, New York Public Service Commission and the FERC. We expect to finance the purchase price with existing cash balances, existing credit facilities and new financing, which will be in place at or prior to closing.

     Generating Projects. As of September 30, 2001, we had four generating facilities under construction. Total estimated costs of constructing these facilities are $1.4 billion, including $365 million in commitments for the purchase of combustion turbines. As of September 30, 2001, we had incurred $917 million of the total projected costs of these projects, which were funded primarily from borrowings and equity. We believe that our level of cash, our borrowing capability and proceeds from the Offering as discussed above will be sufficient to fund these commitments. In addition, we have options to purchase additional combustion turbines for a total estimated cost of $112 million for future generation projects, which we are actively trying to remarket. We believe that our current level of cash, our borrowing capability and proceeds from the Offering will be sufficient to fund these options should we choose to exercise them.

     Construction Agency Agreement. In April 2001, we, through several of our subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion. The availability of the commitment is subject to satisfaction of various conditions. We, through several of our subsidiaries, act as construction agent for the special purpose entities and are responsible for completing construction of these projects by August 31, 2004, but have generally limited our risk related to construction completion to 89.9% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, our subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If we do not exercise our option to lease any project upon its completion, we must purchase the project or remarket the project on behalf of the special purpose entities. We must guarantee that the Investors will receive at least 89.9% of their investment in the case of a remarketing sale at the end of construction. At the end of an individual project's initial operating lease term (approximately five years from construction completion), our subsidiary lessees have the option to extend the lease with the approval of the Investors, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of up to 85% of the project cost if the proceeds from remarketing are not sufficient to repay the Investors. We have guaranteed the performance and payment of our subsidiaries' obligations during the construction periods and, if the lease option is exercised, each lessee's obligations during the lease period.

     California Trade Receivables. During the summer and fall of 2000, and continuing into early 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emissions allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels until rates were raised by the CPUC earlier this year. This caused two of California's public utilities, which are our customers based on our deliveries to the Cal PX and the Cal ISO, to accrue billions of dollars of unrecovered wholesale power costs and ultimately default in January and February 2001 on payments owed for wholesale power purchased through the Cal PX and from the Cal ISO, and in the case of PG&E, to file a voluntary petition for bankruptcy. As of September 30, 2001, we were owed $338 million by the Cal ISO, the Cal PX, the CDWR and California Energy Resource Scheduling for energy sales in the California wholesale market, during the fourth quarter of 2000 through September 30, 2001 and have recorded an allowance against such receivables of $75 million. From October 1, 2001 through November 8, 2001, we have collected $3.2 million of these receivable balances. For additional information regarding uncertainties in the California wholesale market, please read Notes 11(a) and 11(d) to our Interim Financial Statements and Notes 11(e) and 11(h) to Reliant Resources Prospectus Notes.

     Payment to Reliant Energy. To the extent that our price for providing retail electric service to residential and small commercial customers in Reliant Energy's Houston service territory during 2002 and 2003, which price is mandated by the Texas electric restructuring law, exceeds the market price of electricity, we may be required to make a payment to Reliant Energy in early 2004. This payment will be required unless the Texas Utility Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within Reliant Energy's Houston service territory is committed to be served by retail electric providers other than us. If the 40% test is not met and a payment is required, the amount of this payment will be equal to (1) the amount that the price to beat, less non-bypassable delivery charges, is in excess of the market price of electricity per customer, but not to exceed $150 customer, multiplied by (2) the number of residential or small commercial customers, as the case may be, that we serve on January 1, 2004 in Reliant Energy's Houston service territory, less the number of new retail electric customers we serve in other areas of Texas. As of September 30, 2001, Reliant Energy had approximately 1.7 million residential and small commercial customers. In the master separation agreement with Reliant Energy, we have agreed to make this payment, if any, to Reliant Energy.

     Treasury Stock Purchase. In July 2001, our Board of Directors authorized us to purchase up to one million shares of our common stock in anticipation of funding of our benefit plan obligations expected to be funded prior to Distribution. During the third quarter of 2001, we purchased 1,000,000 shares of our common stock at an average price of $20.42 per share, or an aggregate purchase price of $20.4 million.

     In addition, on September 18, 2001, our Board of Directors authorized us to purchase up to 10 million additional shares of our common stock through February 2003. Purchases will be made on a discretionary basis in the open market or otherwise at times and in amounts as determined by management subject to market conditions, legal requirements and other factors. From October 1, 2001 through November 8, 2001, we had purchased 7,628,200 shares of our common stock at an average price of $16.69 per share.

     Other Sources/Uses of Cash. Our liquidity and capital requirements are affected primarily by acquisitions, capital expenditures, debt service requirements and varied working capital needs. We expect to continue to bid in future acquisitions of independent power projects and privatizations of generation facilities. We expect any resulting capital requirements to be met with excess cash flows from operations, as well as proceeds from debt and equity offerings, project financings and other borrowings. We also expect to establish a commercial paper program in late 2001 or the first half of 2002. Additional capital expenditures depend upon the nature and extent of future project commitments, some of which may be substantial. We believe that our current level of cash (including proceeds from our Offering) and borrowing capability, along with future cash flows from operations, will be sufficient to meet the existing operational needs of our business for the next 12 months.

                          NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by us on January 1, 2002. We are in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. We plan to adopt SFAS No. 143 on January 1, 2003 and are in the process of determining the effect of adoption on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS No. 144 is not expected to materially change the methods used by us to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than is currently permitted. We plan to adopt SFAS No. 144 on January 1, 2002.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We have issued long-term debt and have obligations under bank facilities which subject us to the risk of loss associated with movements in market interest rates.

     Our floating-rate obligations borrowed from third parties aggregated $1.1 billion at September 30, 2001. If the floating rates were to increase by 10% from September 30, 2001 rates, our combined interest expense to third parties would increase by a total of $0.5 million each month in which such increase continued.

     At September 30, 2001, we had issued fixed-rate debt aggregating $119 million. As of September 30, 2001, fair values were estimated to be equivalent to the carrying amounts of these instruments. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $1.6 million if interest rates were to decline by 10% from their rates at September 30, 2001.

EQUITY MARKET VALUE RISK

     We have an investment in Itron, Inc. (Itron), which is classified as "available-for-sale" under SFAS No. 115. As of September 30, 2001, the value of the Itron investment was $17 million. The Itron investment exposes us to losses in the fair value of Itron common stock. A 10% decline in the market value per share of Itron common stock from the September 30, 2001 level would decrease the fair value by $2 million.

FOREIGN CURRENCY EXCHANGE RATE RISK

     As of September 30, 2001, we have entered into foreign currency swaps and foreign exchange forward contracts and have issued Euro-denominated debt to hedge our net investment in our European Energy segment. Changes in the value of the swaps, forwards and debt are recorded as foreign currency translation adjustments as a component of accumulated other comprehensive income (loss) in stockholders' equity. As of September 30, 2001, we have recorded a $76 million loss in cumulative net translation adjustments. The cumulative translation adjustments will be realized in earnings and cash flows only upon the disposition of the related investments.

     As of September 30, 2001, our European Energy segment had entered into transactions to purchase approximately $123 million at fixed exchange rates in order to hedge future fuel purchases payable in U.S. dollars. As of September 30, 2001, the fair value of these financial instruments was a $4 million liability. An increase in the value of the Euro of 10% compared to the U.S. dollar from its September 30, 2001 level would result in loss in the fair value of these foreign currency financial instruments of $12 million. For information regarding the accounting for these financial instruments, see Note 3 to our Interim Financial Statements and Note 2 to our First Quarter 10-Q, which is incorporated by reference herein.

COMMODITY PRICE RISK

     We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method, and we assess the risk of our trading derivatives (Trading Derivatives) using the value-at-risk (VAR) method, in order to maintain our total exposure within management-prescribed limits.

     The sensitivity analysis performed on our Energy Derivatives measures the potential loss in earnings based on a hypothetical 10% movement in energy prices. An increase of 10% in the market prices of energy commodities from their September 30, 2001 levels would have decreased the fair value of our Energy Derivatives from their levels on those respective dates by $22 million.

     We utilize the variance/covariance model of VAR, which is a probabilistic model that measures the estimated risk of loss to earnings in market sensitive instruments based on historical experience. With respect to Trading Derivatives, our highest, lowest and average monthly VAR were $6 million, $4 million and $5 million, respectively, during the third quarter of 2001 and $12 million, $4 million and $6 million, respectively, during the first nine months of 2001 based on a 95% confidence level and a one day holding period. During the third quarter of 2000, our highest, lowest and average monthly VAR were $12 million, $4 million and $7 million, respectively, and during the first nine months of 2000, our highest, lowest and average monthly VAR were $12 million, $1 million and $5 million, respectively, based on a 95% confidence level and a one day holding period.

     We cannot assure you that market volatility, failure of counterparties to meet their contractual obligations, transactions entered into after the date of this Form 10-Q or a failure of risk controls will not lead to significant losses from our marketing and risk management activities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     For a description of legal proceedings affecting Reliant Resources, please read Note 11 to the Company's Interim Financial Statements, the discussion under "Our Business - Environmental" and "Our Business - Legal Proceedings" in the Reliant Resources Prospectus and Note 11 to Reliant Resources Prospectus Notes, all of which are incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Reliant Resources' registration statement on Form S-1 (Registration No. 333-48038) covering the initial public offering of up to 59,800,000 shares of its common stock (including up to 7,800,000 shares issuable under the underwriters' overallotment option) was declared effective by the SEC on April 30, 2001. Reliant Resources raised net proceeds of approximately $1.7 billion from its initial public offering. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. In addition, Reliant Resources used $418 million for the repayment of third party borrowings, $220 million of the net proceeds for capital expenditures and $20 million for the purchase of its common stock. Reliant Resources used the remainder of the net proceeds to increase working capital.

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

        Exhibit 99(b) Items incorporated by reference from Reliant Resources March 31, 2001 Form 10-Q: Note 2 (Derivative Financial Instruments).

(b)  Reports on Form 8-K.

     On September 27, 2001, a report on Form 8-K was filed reporting the planned acquisition of Orion Power Holdings, Inc. by Reliant Resources, Inc.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   RELIANT RESOURCES, INC.
                                                         (Registrant)




                                               By: /s/ Mary P. Ricciardello
                                                   ----------------------------
                                                   Mary P. Ricciardello
                                                   Senior Vice President
                                                   and Chief Accounting Officer

Date:  November 9, 2001

                                 EXHIBIT INDEX

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