Form 10-Q/A
period 2001-06-30
RELIANT RESOURCES INC
filed 2002-03-25
CIK 1126294

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                      NO. 1

(Mark One)

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________


Commission file number 1-16455


                              --------------------


                             RELIANT RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                   76-0655566
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


            1111 Louisiana                              77002
            Houston, Texas                            (Zip Code)
(Address of principal executive offices)

                                 (713) 207-3000
              (Registrant's telephone number, including area code)


                              --------------------


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

                             RELIANT RESOURCES, INC.
                         QUARTERLY REPORT ON FORM 10-Q/A

                       FOR THE QUARTER ENDED JUNE 30, 2001

     Reliant Resources, Inc. (Reliant Resources) hereby amends Items 1 and 2 of
Part 1 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 as originally filed on August 10, 2001.

RESTATEMENT

     On February 5, 2002, Reliant Resources announced that it was restating its earnings for the second and third quarters of 2001. As more fully described in
Note 1, the restatement relates to a correction in accounting treatment for a series of four structured transactions that were inappropriately accounted for as cash flow hedges for the period of May 2001 through September 2001.

     Although these transactions were undertaken and accounted for as cash flow hedges, having further reviewed the transactions, Reliant Resources now believes they did not meet the requirements of a cash flow hedge under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). Consequently, these contracts should have been accounted for as derivatives with changes in fair value recognized through the income statement.

     As a result, Reliant Resource's unaudited consolidated condensed financial statements (Original Interim Financial Statements) and related disclosures as of June 30, 2001 and for the three and six months ended June 30, 2001 have been restated from amounts previously reported. The principal effects of the restatement on the accompanying financial statements are set forth in Note 1 of the Notes to Interim Financial Statements.

     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the June 30, 2001 Form 10-Q as originally filed on August 10, 2001 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION


        Item 1. Financial Statements............................................................1

                Statements of Consolidated Income
                Three and Six Months Ended June 30, 2000 and 2001 (unaudited)...................1

                Consolidated Balance Sheets
                December 31, 2000 and June 30, 2001 (unaudited).................................2

                Statements of Consolidated Cash Flows
                Six Months Ended June 30, 2000 and 2001 (unaudited).............................4

                Notes to Unaudited Consolidated Financial Statements............................5

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                Operations of the Company .....................................................21

                          PART I. FINANCIAL INFORMATION

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                       -----------------------------   -----------------------------
                                                            2000            2001            2000           2001
                                                       -------------   -------------   -------------  --------------
                                                                       (AS RESTATED)                   (AS RESTATED)
REVENUES.............................................    $ 3,613,128     $ 9,693,304     $ 5,933,862    $19,564,231

EXPENSES:

  Fuel and cost of gas sold..........................      2,000,582       4,360,005       3,489,846     10,115,397
  Purchased power....................................      1,247,529       4,771,444       1,935,322      8,398,636
  Operation and maintenance..........................        107,188         132,354         180,717        242,689
  General, administrative and development............         45,993          97,265          86,730        296,747
  Depreciation and amortization......................         38,223          43,346          65,799        107,476
                                                           ---------       ---------       ---------     ----------
      Total..........................................      3,439,515       9,404,414       5,758,414     19,160,945
                                                           ---------       ---------       ---------     ----------
OPERATING INCOME.....................................        173,613         288,890         175,448        403,286
                                                           ---------       ---------       ---------     ----------
OTHER INCOME (EXPENSE):

  Interest income....................................          2,341           6,240           6,204         18,534
  Interest expense...................................         (8,662)        (19,627)        (19,147)       (43,865)
  Interest (expense) income - affiliated companies,
       net                                                   (50,376)         11,155         (71,737)        (3,431)
  (Loss) gain from investments, net..................            (58)          4,592         (14,903)        11,315
  Income from equity investments in unconsolidated
    subsidiaries....................................           5,481          51,572           5,966         64,350
  Gain on sale of development project................         18,011             --           18,011            --
  Other, net.........................................          1,523           5,698           2,214          7,756
                                                           ---------       ---------       ---------     ----------
    Total other (expense) income.....................        (31,740)         59,630         (73,392)        54,659
                                                           ---------       ---------       ---------     ----------
INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE AND EXTRAORDINARY ITEM...........        141,873         348,520         102,056        457,945
INCOME TAX EXPENSE...................................         37,973         119,785          20,746        150,697
                                                           ---------       ---------       ---------     ----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
  AND EXTRAORDINARY ITEM.............................        103,900         228,735          81,310        307,248
  Cumulative effect of accounting change, net of tax.            --              (47)            --           3,062
  Extraordinary item.................................          7,445             --            7,445            --
                                                           ---------       ---------       ---------     ----------
NET INCOME...........................................    $   111,345     $   228,688     $    88,755    $   310,310
                                                           =========       =========       =========      =========
BASIC EARNINGS PER SHARE:
  Income before cumulative effect of accounting
    change...........................................                    $      0.83                    $      1.19
  Cumulative effect of accounting change, net of tax.                            --                            0.01
                                                                           ---------                     ----------
    Net Income.......................................                    $      0.83                    $      1.20
                                                                           =========                     ==========
DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of accounting
    change...........................................                    $      0.82                    $      1.19
  Cumulative effect of accounting change, net of tax.                            --                            0.01
                                                                           ---------                     ----------
    Net Income.......................................                    $      0.82                    $      1.20
                                                                           =========                     ==========

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                               DECEMBER 31, 2000    JUNE 30, 2001
                                                                               -----------------   --------------
                                                                                                    (AS RESTATED)
CURRENT ASSETS:
  Cash and cash equivalents.................................................      $     89,755       $     85,149
  Accounts and notes receivable, principally customer, net..................         1,811,355          2,071,981
  Accounts and notes receivable - affiliated companies, net.................               --           1,362,026
  Fuel stock and petroleum products.........................................            54,954            117,755
  Materials and supplies....................................................            44,491             47,582
  Price risk management assets..............................................         4,290,803          2,513,734
  Non-trading derivative assets.............................................               --           2,020,609
  Margin deposits on energy contracts.......................................           521,004            186,582
  Prepayments and other current assets......................................           180,334            261,232
                                                                                     ---------          ---------
    Total current assets....................................................         6,992,696          8,666,650
                                                                                     ---------          ---------
Property, plant and equipment...............................................         4,200,139          4,474,665
Less accumulated depreciation...............................................          (150,666)          (201,922)
                                                                                     ---------          ---------
   Property, plant and equipment, net.......................................         4,049,473          4,272,743
                                                                                     ---------          ---------
OTHER ASSETS:

  Goodwill, net.............................................................         1,006,782            915,528
  Air emissions regulatory allowances and other intangibles, net............           283,974            316,765
  Price risk management assets..............................................           544,909            542,954
  Non-trading derivative assets.............................................               --             614,690
  Notes receivable - affiliated companies, net..............................               --              29,598
  Equity investments in unconsolidated subsidiaries.........................           108,727            139,523
  Stranded costs indemnification receivable.................................               --             367,000
  Other                                                                                227,831            385,287
                                                                                     ---------          ---------
    Total other assets......................................................         2,172,223          3,311,345
                                                                                     ---------          ---------
      TOTAL ASSETS..........................................................      $ 13,214,392       $ 16,250,738
                                                                                    ==========          =========

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               DECEMBER 31, 2000        JUNE 30, 2001
                                                                               -----------------       ---------------
                                                                                                        (AS RESTATED)
CURRENT LIABILITIES:
  Short-term borrowings.....................................................      $    126,175           $    173,366
  Current portion of long-term debt.........................................               591                  2,451
  Accounts payable, principally trade.......................................         2,103,536              1,922,348
  Accounts and notes payable - affiliated companies, net....................         1,321,120                    --
  Price risk management liabilities.........................................         4,272,771              2,419,718
  Non-trading derivative liabilities........................................               --               1,733,320
  Accumulated deferred income taxes.........................................               --                 102,258
  Margin deposits from customers on energy trading activities...............           284,603                380,400
  Other                                                                                296,009                281,123
                                                                                     ---------              ---------
        Total current liabilities...........................................         8,404,805              7,014,984
                                                                                     ---------              ---------
OTHER LIABILITIES:

  Accumulated deferred income taxes.........................................            30,784                160,866
  Notes payable - affiliated companies, net.................................           647,499                    --
  Price risk management liabilities.........................................           530,263                488,361
  Non-trading derivative liabilities........................................               --                 667,077
  Major maintenance reserve.................................................            19,899                 15,367
  Other                                                                                356,956                613,141
                                                                                     ---------              ---------
        Total other liabilities.............................................         1,585,401              1,944,812
                                                                                     ---------              ---------
LONG-TERM DEBT..............................................................           891,736                908,180
                                                                                     ---------              ---------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY:

  Preferred stock, par value $0.001 per share (125,000,000 shares
    authorized; none outstanding)                                                          --                     --
  Common stock, par value $0.001 per share (2,000,000,000 shares authorized; 240,000,000 and 299,804,000 issued and outstanding,
    respectively)...........................................................                 1                     61
  Additional paid-in capital................................................         2,336,993              5,820,308
  Retained earnings.........................................................               --                 310,310
  Accumulated other comprehensive (loss) income.............................            (4,544)               252,083
                                                                                     ---------              ---------
        Stockholders' equity................................................         2,332,450              6,382,762
                                                                                     ---------              ---------
         Total Liabilities and Stockholders' Equity ........................      $ 13,214,392           $ 16,250,738
                                                                                     =========              =========



             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                ---------------------------------
                                                                                    2000                2001
                                                                                --------------     --------------
                                                                                                   (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................................      $    88,755        $   310,310
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization...........................................           65,799            107,476
    Deferred income taxes...................................................              605             61,443
      Extraordinary gain....................................................           (7,445)               --
    Cumulative effect of accounting change..................................              --              (3,062)
    Undistributed earnings of unconsolidated subsidiaries...................           (5,966)           (30,822)
    Impairment of marketable equity securities..............................           22,185                --
    Proceeds from sale of debt securities...................................          123,428                --
    Changes in other assets and liabilities:
      Accounts and notes receivable, net....................................         (583,650)          (263,991)
      Accounts receivable/payable - affiliated companies, net...............          (39,910)           115,357
      Inventory.............................................................            8,991            (65,764)
      Accounts payable......................................................          399,654           (179,333)
      Net price risk management assets and liabilities......................          (26,650)          (116,103)
      Margin deposits on energy trading activities, net.....................         (128,884)           430,219
      Net non-trading derivative assets and liabilities.....................              --             (15,987)
      Restricted deposits...................................................              --             (16,726)
      Prepaid lease obligation..............................................              --            (101,542)
      Other assets..........................................................          (20,512)            34,504
      Other current liabilities.............................................           39,445              8,713
      Other liabilities.....................................................           50,129             59,758
    Other, net..............................................................          (20,216)            (6,843)
                                                                                -------------      -------------
        Net cash (used in) provided by operating activities.................          (34,242)           327,607
                                                                                -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................         (428,745)          (499,578)
  Payment of business purchase obligation...................................         (981,789)               --
  Business acquisitions, net of cash acquired...............................       (2,120,312)               --
  Investments in unconsolidated subsidiaries................................           (3,204)                26
  Other, net................................................................           (3,826)            10,572
                                                                                -------------      -------------
        Net cash used in investing activities...............................       (3,537,876)          (488,980)
                                                                                -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................................           92,098                --
  Proceeds from issuance of stock, net......................................              --           1,697,848
  Payments of long-term debt................................................         (298,194)            (1,795)
  Increase in short-term borrowings, net....................................          664,202            148,677
  Increase (decrease) in notes payable/receivable with affiliated
    companies, net..........................................................        2,040,754         (1,692,552)
  Contributions from owner..................................................        1,069,744              9,441
  Other, net................................................................              627                 (7)
                                                                                -------------      -------------
        Net cash provided by financing activities...........................        3,569,231            161,612
                                                                                -------------      -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS................            6,693             (4,845)
                                                                                -------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................            3,806             (4,606)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................           49,271             89,755
                                                                                -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................      $    53,077        $    85,149
                                                                                =============      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized).....................................      $    92,207        $   101,176
  Income taxes..............................................................              --             112,801

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q/A (Form 10-Q/A) for Reliant Resources, Inc. (Reliant Resources), together with its subsidiaries (collectively, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the financial statements included in Reliant Resources' Prospectus dated April 30, 2001 (Reliant Resources Prospectus) as filed with the SEC on May 1, 2001 pursuant to Rule 424(b) under the Securities Act of 1933, relating to Reliant Resources' registration statement on Form S-1 (Registration No. 333-48038) and the Quarterly Report on Form 10-Q of Reliant Resources for the quarter ended March 31, 2001 (First Quarter 10-Q).

RESTATEMENT

     On February 5, 2002, the Company announced that it was restating its earnings for the second and third quarters of 2001. As more fully described below, the restatement relates to a correction in accounting treatment for a series of four structured transactions that were inappropriately accounted for as cash flow hedges for the period of May 2001 through September 2001.

     During the May 2001 through September 2001 time frame, the Company entered into a series of four structured transactions that were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. It was contemplated that the structured transactions would qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). The transactions were recorded in the Company's cash flow hedge accounting records and were, in effect, overlaid on existing contracts entered into as hedges. In general, each structured transaction involved a series of forward contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003. Each series of contracts in a structure were executed contemporaneously with the same counterparty and were for the same commodities, quantities and locations. The contracts in each structure were offsetting in terms of physical attributes. In two of the four structured transactions, a series of contracts were entered into with the same counterparty to mitigate credit exposure (the credit mitigation contracts). These credit mitigation contracts mirrored the cash flows and terms from the other contracts in the structure, except for an upfront demand payment made to the counterparty in these two transactions. In addition, in contemplation of one of the structured transactions, in August 2001, the Company entered into forward contracts with a different counterparty to buy and sell natural gas, a portion of which was inappropriately recorded in the fourth quarter of 2001. The counterparties to all of the structured transactions were independent third parties that are regularly engaged in the energy trading business.

     While each contract in each structure was not at market at inception, the contracts were intended to be at market in total, so the structure had little or no fair value at inception. Under the original accounting treatment, however, the Company recorded each applicable contract in its hedge accounting records on an individual basis, resulting in the recognition of a non-trading derivative asset or liability on the balance sheet with an offsetting entry in accumulated other comprehensive income at inception for each contract. Such accounting treatment resulted in a net loss being recorded in 2001 and ultimately would result in income being recorded for 2002 and 2003 related to these four structured transactions. In this situation, the recognition of other comprehensive income was in error, because the fair value of each contract in each structure resulted not from changes in the fair value of any anticipated transaction, but rather from the fact that the individual contracts were not at market at inception.

     Having further reviewed the transactions, the Company now believes the contracts should have been accounted for as a unit within each structured transaction rather than separately and that, viewed as such, they did not qualify as cash flow hedges under SFAS No. 133. Consequently, these contracts should have been accounted for as derivatives with changes in fair value recognized through the income statement.

     As a result, the Company's unaudited consolidated condensed financial statements and related disclosures as of June 30, 2001 and for the three and six months ended June 30, 2001 have been restated from amounts previously reported. A summary of the principal effects of the restatement is as follows:
(Note - Those line items for which no change in amounts are shown were not affected by the restatement.)

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30, 2001                   JUNE 30, 2001
                                                         -----------------------------   -----------------------------
                                                                         AS PREVIOUSLY                    AS PREVIOUSLY
                                                         AS RESTATED       REPORTED      AS RESTATED         REPORTED
                                                         ------------    -------------   ------------     -------------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues ..............................................      $  9,693        $  9,681        $ 19,564        $ 19,552
Expenses:
     Fuel and cost of gas sold ........................         4,361           4,436          10,116          10,191
     Purchased power ..................................         4,771           4,771           8,399           8,399
     Other expenses ...................................           273             273             646             646
                                                             --------        --------        --------        --------
       Total ..........................................         9,405           9,480          19,161          19,236
                                                             --------        --------        --------        --------
Operating Income ......................................           288             201             403             316
Other Income, net .....................................            60              60              55              55
Income Tax Expense ....................................          (120)            (86)           (151)           (117)
                                                             --------        --------        --------        --------
Income Before Cumulative Effect of Accounting Change ..           228             175             307             254
Cumulative effect of accounting change, net of tax ....            --              --               3               3
                                                             --------        --------        --------        --------
Net Income ............................................      $    228        $    175        $    310        $    257
                                                             ========        ========        ========        ========
BASIC EARNINGS PER SHARE:
Income before cumulative effect of accounting change ..      $   0.83        $   0.63        $   1.19        $   0.98
Cumulative effect of accounting change, net of tax ....            --              --            0.01            0.01
                                                             --------        --------        --------        --------
Net Income ............................................      $   0.83        $   0.63        $   1.20        $   0.99
                                                             --------        --------        --------        --------
DILUTED EARNINGS PER SHARE:
Income before cumulative effect of accounting change ..      $   0.82        $   0.63        $   1.19        $   0.98
Cumulative effect of accounting change, net of tax ....            --              --            0.01            0.01
                                                             --------        --------        --------        --------
Net Income ............................................      $   0.82        $   0.63        $   1.20        $   0.99
                                                             ========        ========        ========        ========



                                                               JUNE 30, 2001
                                                      -------------------------------
                                                                        AS PREVIOUSLY
                                                      AS RESTATED         REPORTED
                                                      -----------       -------------
                                                               (IN MILLIONS)
                                   ASSETS
CURRENT ASSETS:
  Price risk management assets....................     $      2,514       $      2,514
  Non-trading derivative assets...................            2,021              2,035
  Other...........................................            4,132              4,132
                                                       ------------       ------------
         Total current assets.....................            8,667              8,681

PROPERTY, PLANT AND EQUIPMENT, NET................            4,273              4,273

OTHER ASSETS:

  Price risk management assets....................              543                543
  Non-trading derivative assets...................              615                707
  Other...........................................            2,153              2,153
                                                       ------------       ------------
         Total other assets.......................            3,311              3,403
                                                       ------------       ------------
         TOTAL ASSETS.............................     $     16,251       $     16,357
                                                       ============       ============

                                                                                          JUNE 30, 2001
                                                                                 -------------------------------
                                                                                                   AS PREVIOUSLY
                                                                                 AS RESTATED         REPORTED
                                                                                 -----------       -------------
                                                                                          (IN MILLIONS)
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Price risk management liabilities.........................................      $      2,420       $      2,420
  Non-trading derivative liabilities........................................             1,733              1,742
  Accumulated deferred income taxes.........................................               102                105
  Other.....................................................................             2,760              2,760
                                                                                  ------------       ------------
         Total current liabilities..........................................             7,015              7,027
OTHER LIABILITIES:

  Accumulated deferred income taxes.........................................               161                164
  Price risk management liabilities.........................................               489                564
  Non-trading derivative liabilities........................................               667                666
  Other.....................................................................               628                628
                                                                                  ------------       ------------
         Total other liabilities............................................             1,945              2,022
                                                                                  ------------       ------------
LONG-TERM DEBT..............................................................               908                908
                                                                                  ------------       ------------
STOCKHOLDERS' EQUITY:
  Preferred stock; par value $0.001 per share (125,000,000 shares
    authorized; none outstanding)...........................................               --                 --
  Common Stock, par value $0.001 per share (2,000,000,000 shares authorized; 240,000,000 and 299,804,000 issued and outstanding;
    respectively)...........................................................               --                 --
  Additional paid-in capital................................................             5,820              5,820
  Retained earnings.........................................................               310                257
  Accumulated other comprehensive income....................................               253                323
                                                                                  ------------       ------------
         Stockholders' equity...............................................             6,383              6,400
                                                                                  ------------       ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................      $     16,251       $     16,357
                                                                                  ============       ============

BASIS OF PRESENTATION

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. The FASB approved a number of issues regarding the normal purchases and normal sales exception in the second quarter. One issue concluded forward contracts with volumetric optionality do not qualify for the normal purchases and normal sales exception, while another issue applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met. The effective date for implementation of these decisions is July 1, 2001. The Company is currently assessing the impact of the recently cleared issues and does not believe they will have a material impact on the Company's Consolidated Financial Statements.

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

    During the second quarter of 2001, the Company entered into a structured transaction which was recorded on the balance sheet in non-trading derivative assets and liabilities. For further discussion of this transaction, see Note 1. The change in fair value of these derivative assets and liabilities must be recorded in the statement of income for each reporting period. During the second quarter of 2001, $13 million of net non-trading derivative liabilities were settled related to this transaction. As of June 30, 2001, the Company has recognized $815 million of non-trading derivative assets and $803 million of non-trading derivative liabilities related to this transaction.

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

    Below is a detail of accounts and notes receivable and payable to affiliated companies that are not part of the Company:

                                                                              DECEMBER 31, 2000    JUNE 30, 2001
                                                                              -------------------  ---------------
                                                                                          (IN MILLIONS)
Net accounts receivable (payable) -- affiliated companies...................    $    94              $  (3)
Net short-term notes (payable) receivable -- affiliated companies...........     (1,415)             1,365
Net long-term notes (payable) receivable -- affiliated companies............       (648)                30
                                                                                -------            -------
  Total net accounts and notes (payable) receivable -- affiliated companies.    $(1,969)           $ 1,392
                                                                                =======            =======


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

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30, 2000                   JUNE 30, 2000
                                                        --------------------------       ------------------------
                                                         ACTUAL        PRO FORMA         ACTUAL        PRO FORMA
                                                        ----------     -----------       ---------     ----------
                                                                             (IN MILLIONS)
Revenues...........................................      $   3,613       $   3,672       $   5,934       $   6,100
Net income before cumulative effect of accounting
  change and extraordinary item....................            104              95              81              56
Net income.........................................            111             102              89              64



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

(7)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:

                                                       FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                       --------------------------  -------------------------
                                                          2000            2001       2000          2001
                                                       ----------      ----------  ----------   ------------
                                                                               (IN MILLIONS)
Net income                                                 $ 111       $ 228       $  89        $ 310
Other comprehensive income (loss):
  Foreign currency translation adjustments                     5           5          (6)           5
  Changes in minimum benefit liability                        --          --          --           (6)
  Cumulative effect of adoption of SFAS No. 133               --          --          --         (290)
  Deferred gain from cash flow hedges                         --         251          --          437
  Reclassification of deferred loss from cash flow
    hedges realized in net income                             --          78          --           98
  Unrealized gain on available-for-sale securities .           1           6           2           13
  Reclassification adjustment for impairment loss
    on available-for-sale securities realized in
    net income                                                --          --          14           --
                                                       ----------      ----------  ----------   ------------
Comprehensive income                                       $ 117       $ 568       $  99        $ 567
                                                       ==========      ==========  ==========   ===========-

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

(10)  EARNINGS PER SHARE

     The following table presents Reliant Resources' basic and diluted earnings per share (EPS) calculation:

                                                                                FOR THE THREE       FOR THE SIX
                                                                                MONTHS ENDED        MONTHS ENDED
                                                                                JUNE 30, 2001      JUNE 30, 2001
                                                                                ----------------   ---------------
                                                                                 (IN MILLIONS, EXCEPT SHARE AND
                                                                                       PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income before cumulative effect of accounting change......................      $        228       $        307
  Cumulative effect of accounting change, net of tax........................               --                   3
                                                                                ----------------   ---------------
  Net income................................................................      $        228       $        310
                                                                                ================   ===============
Weighted average shares outstanding.........................................       276,944,000        258,574,000
                                                                                ================   ===============
Basic EPS:
  Net income before cumulative effect of accounting change..................      $       0.83       $       1.19
  Cumulative effect of accounting change, net of tax........................               --                0.01
                                                                                ----------------   ---------------
  Net income................................................................      $       0.83       $       1.20
                                                                                ================   ===============
Diluted EPS Calculation:
Weighted average shares outstanding.........................................       276,944,000        258,574,000
  Plus: Incremental shares from assumed conversions:
    Stock options...........................................................           172,000             86,000
    Restricted stock........................................................           116,000            116,000
    Employee stock purchase plan............................................            14,000             14,000
                                                                                ----------------   ---------------
  Weighted average shares assuming dilution.................................       277,246,000        258,790,000
                                                                                ================   ===============
Diluted EPS:
  Income before cumulative effect of accounting change......................      $       0.82       $       1.19
  Cumulative effect of accounting change, net of tax........................               --                0.01
                                                                                ----------------   ---------------
  Net income................................................................      $       0.82       $       1.20
                                                                                ================   ===============

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

     In default on payments for wholesale power purchased through the Cal PX and from the Cal ISO, the credit ratings of two of California's public utilities, Pacific Gas and Electric (PG&E) and Southern California Edison Company (SCE), remain below investment grade. As a result, PG&E and SCE are no longer able to schedule power transactions through the Cal ISO, which has relied on its emergency dispatch authority to serve the load of PG&E and SCE that cannot be served by generation owned or under contract by PG&E or SCE. According to orders of the FERC, the Cal ISO may not make real-time power purchases or issue emergency dispatch orders to third-party suppliers to serve the utilities' net short load in the absence of a creditworthy counterparty to back the liabilities of PG&E or SCE. The bankruptcy court judge on the PG&E bankruptcy has also issued an injunction precluding the Cal ISO from making such purchases.

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

     In May 2001, a bill was passed by the California Senate that proposed a tax on "windfall profits" earned by electric generators in California. The bill would impose a 100 percent tax on any electricity sold by California generators that exceeds a "just and reasonable price," such price to be set by the CPUC. This bill expired when the first extraordinary session ended. During the second extraordinary session of the California legislature, currently in progress, similar bills have been introduced in both the California Senate and the California Assembly. The Senate bill, which was introduced on May 17, would impose a tax equal to the portion of sales above the "cost based rates," which include "reasonable" profit margins and maintenance and operating expenses. This bill passed the Senate on May 17 and is currently in committee in the California Assembly. It must be voted on and passed by the California Assembly, and signed by the Governor, before it will become law. On May 15, the California Assembly also introduced a bill that would tax "excess" gross receipts from electrical energy distribution. The Assembly bill would impose a tax equal to 50% of all gross receipts higher than a base price but not more than 150% of the base price. For receipts between 150% and 200% of the base price, the tax is 70%, and for receipts over 200% of the base price, the tax is 90% of the gross receipts. The bill sets the base price at $60 per megawatt hour until the CPUC sets an appropriate price. This bill has not yet passed the California Assembly. If either bill is enacted into law in its current form, such a tax could significantly increase the cost of operating power generation facilities serving the California market and could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

     Financial data for business segments are as follows:

                                                     FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                     --------------------------------------------------
                                                                                         INCOME FROM
                                                                                            EQUITY
                                                                                         INVESTMENTS           AS OF
                                                                                             IN            DECEMBER 31,
                                                       REVENUES FROM        OPERATING    UNCONSOLIDATED        2000
                                                      NON-AFFILIATES     INCOME (LOSS)   SUBSIDIARIES     TOTAL ASSETS
                                                      --------------   --------------  --------------  -----------------
                                                                                  (IN MILLIONS)
Wholesale Energy...................................    $     3,452     $       172     $         5     $    10,504
European Energy....................................            136              26              --           2,473
Retail Energy......................................             23             (12)             --             131
Other Operations...................................              2             (12)             --             106
                                                     --------------- --------------- --------------- ---------------
Consolidated.......................................    $     3,613     $       174     $         5          13,214
                                                     =============== =============== =============== ===============

                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                     --------------------------------------------
                                                                                    INCOME FROM
                                                                                      EQUITY
                                                                                    INVESTMENTS
                                                                                        IN
                                                     REVENUES FROM     OPERATING   UNCONSOLIDATED
                                                     NON-AFFILIATES  INCOME (LOSS)  SUBSIDIARIES
                                                     --------------  ------------- --------------
                                                                     (IN MILLIONS)
Wholesale Energy...................................      $   5,608       $     150       $      6
European Energy....................................            286              61             --
Retail Energy......................................             38             (21)            --
Other Operations...................................              2             (15)            --
                                                         ---------       ---------       --------
Consolidated.......................................      $   5,934       $     175       $      6
                                                         =========       =========       ========


                                                        FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                                        ------------------------------------------------
                                                                                           INCOME FROM
                                                                                              EQUITY
                                                                                          INVESTMENTS IN        AS OF
                                                        REVENUES FROM     OPERATING       UNCONSOLIDATED   JUNE 30, 2001
                                                        NON-AFFILIATES   INCOME (LOSS)    SUSUBSIDIARIES   TOTAL ASSETS
                                                        --------------   -------------    --------------  ----------------
                                                                             (IN MILLIONS)
Wholesale Energy...................................      $   9,378       $     292         $       1        $  11,744
European Energy....................................            276               9                51            3,043
Retail Energy......................................             36              (3)               --              193
Other Operations...................................              3             (10)               --            1,562
Reconciling Elimination............................             --              --                --             (291)
                                                        --------------   -------------    --------------  ----------------
Consolidated.......................................      $   9,693       $     288         $      52        $  16,251
                                                        ==============   =============    ==============  ================



                                                             FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                        -------------------------------------------------
                                                                                           INCOME FROM
                                                                                              EQUITY
                                                                                          INVESTMENTS IN
                                                        REVENUES FROM     OPERATING       UNCONSOLIDATED
                                                        NON-AFFILIATES   INCOME (LOSS)    SUSUBSIDIARIES
                                                        --------------   -------------    --------------
                                                                             (IN MILLIONS)
Wholesale Energy...................................      $  18,971       $     508       $      14
European Energy....................................            524              27              51
Retail Energy......................................             63              (6)             --
Other Operations...................................              6            (126)             --
                                                        --------------   -------------    --------------
Consolidated.......................................      $  19,564       $     403       $      65
                                                        ==============   =============    ==============

     Reconciliation of Operating Income to Net Income:

                                                       FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                       --------------------------      ----------------------------
                                                          2000            2001            2000            2001
                                                       ------------      --------      -------------     ----------
                                                                             (IN MILLIONS)
Operating income.................................        $     174       $     288       $     175       $     403
Other (expense) income...........................              (32)             60             (73)             55
Income tax expense...............................              (38)           (120)            (20)           (151)
Cumulative effect of accounting change...........              --              --              --                3
Extraordinary item...............................                7             --                7             --
                                                         ---------       ---------       ---------       ---------
Net income.......................................        $     111       $     228       $      89       $     310
                                                         =========       =========       =========       =========




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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

     The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q/A.

                 RESTATEMENT OF THE INTERIM FINANCIAL STATEMENTS

     On February 5, 2002, the Company announced that it was restating its earnings for the second and third quarters of 2001. As more fully described in
Note 1, the restatement relates to a correction in accounting treatment for a series of four structured transactions that were inappropriately accounted for as cash flow hedges for the period of May 2001 through September 2001.

     Although these transactions were undertaken and accounted for as cash flow hedges, having further reviewed the transactions, the Company now believes they did not meet the requirements of a cash flow hedge under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). Consequently, these contracts should have been accounted for as derivatives with changes in fair value recognized through the income statement.

     As a result, the Original Interim Financial Statements and related disclosures as of June 30, 2001 and for the three and six months ended June 30, 2001 have been restated from amounts previously reported. The principal effects of the restatement on the accompanying financial statements are set forth in
Note 1 of the Notes to Interim Financial Statements.

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

                       OUR SEPARATION FROM RELIANT ENERGY

     In connection with our separation from Reliant Energy, Reliant Energy has contributed to us effective December 31, 2000, by conveyance or merger, our wholesale, retail and other operations described in Note 1 to Reliant Resources Prospectus Notes. Through December 31, 2000, these operations were conducted by Reliant Energy and its direct and indirect subsidiaries. These operations consist of the following:

     - non-rate regulated power generation assets and related energy trading, marketing, power origination and risk management operations in North America and Europe,

     -    retail electric operations, and

     - other operations, including our eBusiness, communications, and venture capital businesses which we refer to as "New Ventures businesses."

     The financial information for the three and six months ended June 30, 2000, discussed in this section is derived from the consolidated historical financial statements of Reliant Energy, which include the results of operations for all of Reliant Energy's businesses, including those businesses which we did not own. In order to prepare our financial statements for the three and six months ended June 30, 2000, contained in this Form 10-Q/A and discussed in this section, we carved-out the results of operations of the businesses that we own from Reliant Energy's consolidated historical financial statements. Accordingly, the results of operations discussed in this section include only revenues and costs directly attributable to the businesses we own and operate. Some of these costs are for facilities and services provided by Reliant Energy and for which our operations have historically been charged based on usage or other allocation factors. We believe these allocations are reasonable but they are not necessarily indicative of the expenses that would have resulted if we had actually operated independently of Reliant Energy. We may experience changes in our cost structure, funding and operations as a result of our separation from Reliant Energy, including increased costs associated with reduced economies of scale, and increased costs associated with being a publicly traded, independent company. We cannot currently predict, with any certainty, the actual amount of increased costs we may incur, if any.

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

     The following table provides summary data regarding our consolidated results of operations for the three and six months ended June 30, 2000 and 2001.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------     ----------------------------
                                                            2000            2001            2000            2001
                                                      ------------       --------     -------------     ----------
                                                                             (IN MILLIONS)
Operating Revenues.................................      $   3,613       $   9,693       $   5,934       $  19,564
Operating Expenses.................................          3,439           9,405           5,759          19,161
                                                         ---------       ---------       ---------       ---------
Operating Income...................................            174             288             175             403
Other (Expense) Income, net .......................            (32)             60             (73)             55
Income Tax Expense.................................            (38)           (120)            (20)           (151)
                                                         ---------       ---------       ---------       ---------
Income Before Cumulative Effect of
     Accounting Change and Extraordinary Item......            104             228              82             307
Cumulative Effect of Accounting Change,
      net of tax...................................            --              --              --                3
Extraordinary item, net of tax.....................              7             --                7             --
                                                         ---------       ---------       ---------       ---------
Net Income.........................................      $     111       $     228       $      89       $     310
                                                         =========       =========       =========       =========

Three months ended June 30, 2000 compared to three months ended June 30, 2001

     Net Income. We reported consolidated net income of $111 million for the three months ended June 30, 2000 compared to $228 million for the three months ended June 30, 2001. During the second quarter of 2000, we recognized a $7 million extraordinary gain related to the early extinguishment of long-term debt. The $117 million increase was primarily due to a $51 million pre-tax gain recorded in equity income related to a preacquisition contingency for the value of SEP, the coordinating body for the Dutch electricity generating sector, increased earnings from Wholesale Energy and a decrease in net interest expense partially offset by the following:

     - an $18 million pre-tax gain on the sale of a development-stage project recognized in the three months ended June 30, 2000,

     - a net $12 million write-off in receivable balances related to our energy sales in the California market recorded in the three months ended June 30, 2001, resulting from refunds, and

     - a decrease in margins realized by European Energy as the Dutch wholesale electric market was completely opened to competition on January 1, 2001.

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

     Other Income (Expense). Other expense was $32 million for the second quarter of 2000 compared to other income of $60 million for the second quarter of 2001. This increase in other income was primarily due to decreased interest expense on notes to affiliated companies of $62 million and the $51 million pre-tax gain recorded in equity income as described above. Net intercompany interest related to affiliated debt decreased from the three months ended June 30, 2000 compared to the same period in 2001 primarily due to the following:

     - the conversion into equity of debt owed to Reliant Energy and its subsidiaries of $1.7 billion upon the completion of the offering (see
          Note 4 to our Interim Financial Statements),

     - the repayment in August 2000 of $1.0 billion of debt owed to Reliant Energy related to the REMA acquisition from proceeds received from the sale-leaseback transactions (see Note 5(a) to Reliant Resources Prospectus Notes), and

     - the investing of excess cash primarily resulting from the Offering with a subsidiary of Reliant Energy during the second quarter of 2001.

     For additional information regarding the $51 million gain recognized in the second quarter of 2001 related to European Energy's value of its equity investment in SEP, see Note 11(e) to our Interim Financial Statements. These items were partially offset by the following:

     - an increase in interest expense to third parties of $11 million primarily as a result of higher levels of short-term and long-term borrowings associated, in part, with capital expenditures.

     - decreased earnings from unconsolidated subsidiaries of Wholesale Energy for the second quarter of 2001 of $5 million compared to the same period in 2000, and

     - an $18 million pre-tax gain on the sale of a development-stage project recognized in the second quarter of 2000.

     Income Tax Expense. During the three months ended June 30, 2000 and 2001, our effective tax rate was 26.8% and 34.4%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $2.2 million for the three months ended June 30, 2001. These items primarily related to income earned by REPGB and were partially offset by nondeductible goodwill, state income taxes and valuation allowances. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $11.7 million for the three months ended June 30, 2000. These items primarily related to income earned by REPGB and were partially offset by nondeductible goodwill, state income taxes and valuation allowances. In 2001 and prior years, the earnings of REPGB were subject to a zero percent Dutch corporate income tax rate as a result of the Dutch tax holiday related to the Dutch electricity industry. In 2002, all of European Energy's earnings in the Netherlands will be subject to the standard Dutch corporate income tax rate, which is currently 35%.

Six months ended June 30, 2000 compared to six months ended June 30, 2001

     Net Income. We reported consolidated net income of $89 million for the six months ended June 30, 2000 compared to $310 million for the six months ended June 30, 2001. The increase of $221 million was primarily due to increased earnings from Wholesale Energy, equity income related to a preacquisition contingency for the value of SEP as discussed above and Wholesale Energy, a decrease in net interest expense, and a pre-tax impairment loss of $22 million on marketable equity securities classified as "available-for-sale" recorded in the first quarter of 2000, partially offset by the following:

     - a pre-tax, non-cash charge of $100 million relating to the redesign of some of Reliant Energy's benefit plans in anticipation of our separation from Reliant Energy,

     - a $37 million provision against receivable balances related to our energy sales during the first six months of 2001 in the California market,

     - an $18 million pre-tax gain on the sale of a development-stage project recognized in the six months ended June 30, 2000,

     - a net $12 million write-off in receivable balances related to our energy sales in the California market recorded in the three months ended June 30, 2001, resulting from refunds, and

     - a decrease in margins realized by European Energy as the Dutch wholesale electric market was completely opened to competition on January 1, 2001.

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

     Other Income (Expense). Other expense decreased by $128 million during the six months ended June 30, 2000 compared to the same period in 2001, primarily due to the following:

     - decreased interest expense of $68 million on debt to affiliated companies, as discussed above in the quarterly results of operations,

     - a $51 million pre-tax preacquisition contingency gain recorded as equity income, as discussed in Note 11(e) of our Interim Financial Statements,

     - an $8 million increase in earnings compared to the same period in 2000 from unconsolidated subsidiaries of Wholesale Energy for the six months ended June 30, 2001,

     - an impairment loss of $22 million on marketable equity securities classified as "available-for-sale" recorded in the first quarter of 2000,

     - increased unrealized and realized gains on marketable equity securities of $4 million, and

     - increased interest income of $12 million primarily related to increased deposits from Wholesale Energy.

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

     Income Tax Expense. During the six months ended June 30, 2000 and 2001, our effective tax rate was 20.3% and 32.9%, respectively. Our reconciling items from the federal statutory tax rate of 35% to the effective tax rate totaled $9.6 million for the six months ended June 30, 2001. These items primarily related to income earned by REPGB and were partially offset by nondeductible goodwill, state income taxes and valuation allowances. Our reconciling items from the federal statutory tax rate to the effective tax rate totaled $15.0 million for the six months ended June 30, 2000. These items primarily related to income earned by REPGB and were partially offset by nondeductible goodwill and state income taxes.

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

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The following table presents operating income (loss) for each of our business segments for the three and six months ended June 30, 2000 and 2001.

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------     ---------------------------
                                                           2000            2001           2000             2001
                                                       -------------    ----------    ------------       ---------
                                                                             (IN MILLIONS)
Wholesale Energy...................................      $     172       $     292       $     150       $     508
European Energy....................................             26               9              61              27
Retail Energy......................................            (12)             (3)            (21)             (6)
Other Operations...................................            (12)            (10)            (15)           (126)
                                                         ---------       ---------       ---------       ---------
      Total Consolidated...........................      $     174       $     288       $     175       $     403
                                                         =========       =========       =========       =========


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

                                                                            WHOLESALE ENERGY
                                                      ------------------------------------------------------------
                                                      THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------        -------------------------
                                                          2000            2001              2000            2001
                                                      -----------      ----------        ---------       ---------
                                                                             (IN MILLIONS)
Operating Revenues.................................      $   3,452       $   9,378       $   5,608       $  18,971
Operating Expenses:
  Fuel and Cost of Gas Sold........................          1,943           4,259           3,363           9,913
  Purchased Power..................................          1,244           4,654           1,931           8,201
  Operation and Maintenance........................             42              83              74             148
  General, Administrative and Development..........             33              69              65             139
  Depreciation and Amortization....................             18              21              25              62
                                                         ---------       ---------       ---------       ---------
    Total Operating Expenses.......................          3,280           9,086           5,458          18,463
                                                         ---------       ---------       ---------       ---------
Operating Income...................................      $     172       $     292       $     150       $     508
                                                         =========       =========       =========       =========

Operations Data:
  Electricity Wholesale Power Sales

    (in MMWH (1))..................................             36              86              64             163
  Natural Gas Sales (in Bcf (2))...................            533             859           1,082           1,626

(1)  Million megawatt hours.
(2)  Billion cubic feet.

     Wholesale Energy's operating income increased $120 million and $358 million for the second quarter and first six months of 2001 compared to the same periods in 2000. The increases were primarily due to increased gross margins (revenues less fuel and cost of gas sold and purchased power). Gross margins for Wholesale Energy rose by $200 million and $543 million for the second quarter and the first six months of 2001 compared to the same periods in 2000, respectively. Gross margins increased primarily due to increased revenues from energy and ancillary services, increased volumes and higher margins from its trading and marketing activities and the addition of our Mid-Atlantic assets and strong commercial and operational performance in other regions. These results were partially offset by higher operation and maintenance expenses, higher general, administrative and development expenses and a $37 million provision and a $12 million net write-off against receivables balances related to energy sales in the West Region.

     On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan it had previously adopted on April 26, 2001. This mitigation plan extends the hours to which the price controls are applied, as well as the states in which the price controls will be in effect. Additionally, the FERC issued an order on July 25, 2001 adopting certain recommendations made by an administrative law judge regarding a proposed methodology for calculating possible refunds by sellers of electricity in the Western Region. We, however, believe that while the mitigation plan will reduce volatility in the market, we will nevertheless be able to profitably operate our facilities in the West because the proxy market clearing price is based on the heat rate of the least efficient unit on-line during each hour. Additionally, as noted above, the mitigation plan allows sellers, such as us, to justify prices above the proxy price. Finally, any adverse impacts of the mitigation plan on our operations would be mitigated, in part, by our forward hedging activities. The company has not reserved any amounts for potential future refunds as a reasonable estimate cannot be made.

     For information regarding the reserve against receivables and uncertainties in the California wholesale energy market, please read Notes 11(a) and 11(d) to our Interim Financial Statements.

     Wholesale Energy's operating revenues increased $5.9 billion and $13.4 billion for the second quarter and the first six months of 2001 compared to the same periods in 2000. The increases were primarily due to increases in prices and volumes for gas and power sales. Wholesale Energy's fuel and gas costs increased $2.3 billion and $6.6 billion in the second quarter and the first six months of 2001 compared to the same periods in 2000, largely due to a higher average cost of gas and increased volume. Wholesale Energy's purchased power expense increased $3.4 billion and $6.3 billion for the second quarter and the first six months of 2001 compared to the same periods in 2000, primarily due to higher power sales volumes and higher average cost of power. Operation and maintenance expenses for Wholesale Energy increased $41 million and $74 million in the second quarter and the first six months of 2001 compared to the same periods in 2000, primarily due to costs associated with the operation and maintenance of generating plants acquired or placed into service after the first quarter of 2000 and lease expense associated with the Mid-Atlantic generating facilities' sale/leaseback transactions. General, administrative and development expenses increased $36 million and $74 million in the second quarter and first six months of 2001 compared to the same periods in 2000, primarily due to higher staffing levels to support increased sales and expanded trading and marketing efforts. Depreciation and amortization expense for the second quarter and the first six months of 2001 compared to the same periods in 2000 increased by $3 million and $37 million, respectively, as a result of higher expense related to the amortization of air emissions regulatory allowances, primarily in California and depreciation of our Mid-Atlantic plants, which were acquired in May 2000.

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

                                                                            EUROPEAN ENERGY
                                                      ------------------------------------------------------------
                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------     ---------------------------
                                                          2000            2001            2000            2001
                                                      ----------        ----------     -----------      ----------
                                                                             (IN MILLIONS)
Operating Revenues.................................      $     136       $     276       $     286       $     524
Operating Expenses:
  Fuel.............................................             58             101             127             203
  Purchased Power..................................              4             117               4             197
  Operation and Maintenance........................             29              19              51              39
  General and Administrative.......................              1              11               5              20
  Depreciation and Amortization....................             18              19              38              38
                                                         ---------       ---------       ---------       ---------
     Total Operating Expenses......................            110             267             225             497
                                                         ---------       ---------       ---------       ---------
Operating Income...................................      $      26       $       9       $      61       $      27
                                                         =========       =========       =========       =========

Electricity (in MMWH):
  Wholesale Sales..................................            2.8             3.7             5.9             7.3
  Trading Sales....................................            --              5.9             --              9.0

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

                                                                             RETAIL ENERGY
                                                      ------------------------------------------------------------
                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------    ----------------------------
                                                          2000            2001            2000            2001
                                                      ------------     -----------    -----------       ----------
                                                                             (IN MILLIONS)
Operating Revenues.................................      $      23       $     36        $      38      $      63
Operating Expenses:
  Operation and Maintenance........................             32             26               53             47
  General, Administrative and Development..........              2             11                4             18
  Depreciation and Amortization....................              1              2                2              4
                                                         ---------      ---------        ---------       --------
     Total Operating Expenses......................             35             39               59             69
                                                         ---------      ---------        ---------       --------
Operating Loss.....................................      $     (12)     $      (3)       $     (21)      $     (6)
                                                         =========      =========        =========       ========


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

                                                                            OTHER OPERATIONS
                                                      ------------------------------------------------------------
                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                      -----------------------------   ----------------------------
                                                          2000            2001            2000            2001
                                                      -------------   ------------    --------------   -----------
                                                                             (IN MILLIONS)
Operating Revenues.................................    $         2       $       3     $         2       $       6
Operating Expenses:
  Operation and Maintenance........................              2               5               2               9
  General, Administrative and Development..........             10               6              13             119
  Depreciation and Amortization....................              2               2               2               4
                                                       -----------       ---------     -----------       ---------
     Total Operating Expenses......................             14              13              17             132
                                                       -----------       ---------     -----------       ---------
Operating Loss.....................................    $       (12)      $     (10)    $       (15)      $    (126)
                                                       ===========       =========     ===========       =========


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

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                         2000              2001
                                                                                    ----------------  -------------
                                                                                              (IN MILLIONS)
Cash provided by (used in):
   Operating activities......................................................       $       (34)       $       328
   Investing activities......................................................            (3,538)              (489)
   Financing activities......................................................             3,569                162

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

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 RELIANT RESOURCES, INC.
                                                       (Registrant)




                                           By: /s/ Mary P. Ricciardello
                                              -------------------------------
                                                   Mary P. Ricciardello
                                                   Senior Vice President
                                                   and Chief Accounting Officer

Date: March 25, 2002