Form 10-Q/A
period 2001-09-30
RELIANT RESOURCES INC
filed 2002-03-25
CIK 1126294

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                      NO. 1

(Mark One)

[ X ] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                                              ______________________________

Commission file number 1-16455

                             RELIANT RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 76-0655566
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

           1111 Louisiana
           Houston, Texas                               77002
(Address of principal executive offices)              (Zip Code)

                                 (713) 207-3000
              (Registrant's telephone number, including area code)

                         ______________________________



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

                             RELIANT RESOURCES, INC.
                         QUARTERLY REPORT ON FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

     Reliant Resources, Inc. (Reliant Resources) hereby amends Items 1 and 2 of
Part 1 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 as originally filed on November 13, 2001.

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

     As a result, Reliant Resource's unaudited consolidated condensed financial statements (Original Interim Financial Statements) and related disclosures as of September 30, 2001 and for the three and nine months ended September 30, 2001 have been restated from amounts previously reported. The principal effects of the restatement on the accompanying financial statements are set forth in Note 1 of the Notes to Interim Financial Statements.

     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the September 30, 2001 Form 10-Q as originally filed on November 13, 2001 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements..................................................................      1

                 Statements of Consolidated Income
                 Three and Nine Months Ended September 30, 2000 and 2001 (unaudited)...................      1

                 Consolidated Balance Sheets
                 December 31, 2000 and September 30, 2001 (unaudited)..................................      2

                 Statements of Consolidated Cash Flows
                 Nine Months Ended September 30, 2000 and 2001 (unaudited).............................      4

                 Notes to Unaudited Consolidated Financial Statements..................................      5

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations of the Company .............................................................    22

                          PART I. FINANCIAL INFORMATION

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED INCOME
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                           ------------------------------       ---------------------------------
                                                               2000               2001               2000               2001
                                                           ------------       ------------       ------------       ------------
                                                                             (AS RESTATED)                          (AS RESTATED)
REVENUES ............................................      $  6,885,794       $ 10,347,179       $ 12,819,656       $ 29,911,410

EXPENSES:

  Fuel and cost of gas sold .........................         2,758,948          3,207,769          6,248,794         13,323,166
  Purchased power ...................................         3,582,278          6,460,674          5,517,600         14,859,310
  Operation and maintenance .........................            98,843            134,262            280,025            393,876
  General, administrative and development ...........            80,244            121,524            166,974            401,346
  Depreciation and amortization .....................            64,552             71,868            130,351            179,344
                                                           ------------       ------------       ------------       ------------
      Total .........................................         6,584,865          9,996,097         12,343,744         29,157,042
                                                           ------------       ------------       ------------       ------------
OPERATING INCOME ....................................           300,929            351,082            475,912            754,368
                                                           ------------       ------------       ------------       ------------
OTHER (EXPENSE) INCOME:

  Interest income ...................................             4,299              4,144             10,503             22,678
  Interest expense ..................................           (10,351)            (8,355)           (29,498)           (52,220)
  Interest (expense) income - affiliated companies,
net .................................................           (57,503)            11,319           (129,240)             7,888
  (Losses) gains from investments, net ..............            (2,148)             3,700            (16,586)            15,015
  Income from equity investments in unconsolidated
    subsidiaries ....................................            27,142              2,132             33,108             66,482
  Gain on sale of development project ...............                --                 --             18,011                 --

  Other, net ........................................               118                118              2,332              7,874
                                                           ------------       ------------       ------------       ------------
    Total other (expense) income ....................           (38,443)            13,058           (111,370)            67,717
                                                           ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF

  ACCOUNTING CHANGE AND EXTRAORDINARY ITEM ..........           262,486            364,140            364,542            822,085
INCOME TAX EXPENSE ..................................            99,412            150,279            120,158            300,976
                                                           ------------       ------------       ------------       ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

  AND EXTRAORDINARY ITEM ............................           163,074            213,861            244,384            521,109
  Cumulative effect of accounting change, net of tax                 --                 --                 --              3,062
  Extraordinary item ................................                --                 --              7,445                 --
                                                           ------------       ------------       ------------       ------------
NET INCOME ..........................................      $    163,074       $    213,861       $    251,829       $    524,171
                                                           ============       ============       ============       ============

BASIC EARNINGS PER SHARE:

  Income before cumulative effect of accounting                               $       0.71                          $       1.92
    change...........................................
  Cumulative effect of accounting change, net of tax.                                   --                                  0.01
                                                                              ------------                          ------------
    Net Income.......................................                         $       0.71                          $       1.93
                                                                              ============                          ============
DILUTED EARNINGS PER SHARE:

  Income before cumulative effect of accounting                               $       0.71                          $       1.91
    change...........................................
  Cumulative effect of accounting change, net of tax.                                   --                                  0.01
                                                                              ------------                          ------------
    Net Income.......................................                         $       0.71                          $       1.92
                                                                              ============                          ============


             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                             DECEMBER 31,            SEPTEMBER 30,
                                                                                2000                     2001
                                                                            ------------             ------------
                                                                                                     (AS RESTATED)
CURRENT ASSETS:
  Cash and cash equivalents ....................................            $     89,755             $    271,648
  Accounts and notes receivable, principally customer, net .....               1,811,355                1,477,406
  Accounts and notes receivable - affiliated companies, net ....                      --                  899,942
  Fuel stock and petroleum products ............................                  54,954                  103,709
  Materials and supplies .......................................                  44,491                   48,912
  Price risk management assets .................................               4,290,803                2,128,025
  Non-trading derivative assets ................................                      --                1,329,842
  Margin deposits on energy contracts ..........................                 521,004                  351,756
  Prepayments and other current assets .........................                 180,334                  143,141
                                                                            ------------             ------------
    Total current assets .......................................               6,992,696                6,754,381
                                                                            ------------             ------------

Property, plant and equipment ..................................               4,200,139                4,804,466
Less accumulated depreciation ..................................                (150,644)                (243,455)
                                                                            ------------             ------------
    Property, plant and equipment - net ........................               4,049,495                4,561,011
                                                                            ------------             ------------

OTHER ASSETS:

  Goodwill, net ................................................               1,006,782                  934,489
  Air emissions regulatory allowances and other intangibles, net                 283,952                  318,177
  Price risk management assets .................................                 544,909                  689,983
  Non-trading derivative assets ................................                      --                  540,199
  Notes receivable - affiliated companies, net .................                      --                   30,190
  Equity investments in unconsolidated subsidiaries ............                 108,727                  141,633
  Stranded costs indemnification receivable ....................                      --                  353,000
  Other ........................................................                 227,831                  476,320
                                                                            ------------             ------------
    Total other assets .........................................               2,172,201                3,483,991
                                                                            ------------             ------------
      TOTAL ASSETS .............................................            $ 13,214,392             $ 14,799,383
                                                                            ============             ============



             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                DECEMBER 31,            SEPTEMBER 30,
                                                                                   2000                     2001
                                                                               ------------             ------------
                                                                                                        (AS RESTATED)
CURRENT LIABILITIES:
  Short-term borrowings ...........................................            $    126,175             $    190,917
  Current portion of long-term debt ...............................                     591                   22,070
  Accounts payable, principally trade .............................               2,083,556                1,117,265
  Accounts and notes payable - affiliated companies, net ..........               1,321,120                       --
  Price risk management liabilities ...............................               4,272,771                2,089,274
  Non-trading derivative liabilities ..............................                      --                1,119,532
  Accumulated deferred income taxes ...............................                      --                  143,630
  Margin deposits from customers on energy trading activities .....                 284,603                  239,350
  Other ...........................................................                 315,592                  561,492
                                                                               ------------             ------------
        Total current liabilities .................................               8,404,408                5,483,530
                                                                               ------------             ------------

OTHER LIABILITIES:

  Accumulated deferred income taxes ...............................                  31,181                   71,841
  Notes payable - affiliated companies, net .......................                 647,499                       --
  Price risk management liabilities ...............................                 530,263                  652,992
  Non-trading derivative liabilities ..............................                      --                  563,691
  Major maintenance reserve .......................................                  19,899                   29,422
  Other ...........................................................                 356,956                  631,785
                                                                               ------------             ------------
        Total other liabilities ...................................               1,585,798                1,949,731
                                                                               ------------             ------------
LONG-TERM DEBT ....................................................                 891,736                  961,951
                                                                               ------------             ------------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY:

  Preferred stock, par value $0.001 per share (125,000,000 shares
    authorized; none outstanding) .................................                      --                       --
  Common stock, par value $0.001 per share (2,000,000,000 shares authorized; 240,000,000 and 299,804,000 issued and outstanding,
    respectively) .................................................                       1                       61
  Additional paid-in capital ......................................               2,336,993                5,820,542
  Treasury stock ..................................................                      --                  (20,420)
  Retained earnings ...............................................                      --                  524,171
  Accumulated other comprehensive (loss) income ...................                  (4,544)                  79,817
                                                                               ------------             ------------
        Stockholders' equity ......................................               2,332,450                6,404,171
                                                                               ------------             ------------
         Total Liabilities and Stockholders' Equity
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............            $ 13,214,392             $ 14,799,383
                                                                               ============             ============


             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -----------------------------------
                                                                                      2000                     2001
                                                                                   -----------             -----------
                                                                                                           (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................            $   251,829             $   524,171
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................                130,351                 179,344
    Deferred income taxes .............................................                 10,097                  (8,071)
      Extraordinary gain ..............................................                 (7,445)                     --
    Cumulative effect of accounting change ............................                     --                  (3,062)
    Undistributed earnings of unconsolidated subsidiaries .............                (33,108)                (31,884)
    Impairment of marketable equity securities ........................                 26,504                      --
    Proceeds from sale of debt securities .............................                123,428                      --
    Changes in other assets and liabilities:
      Accounts and notes receivable, net ..............................               (563,872)                332,181
      Accounts receivable/payable - affiliated companies, net .........                (48,668)                111,472
      Inventory .......................................................                 (7,147)                (52,779)
      Accounts payable ................................................                410,455                (979,614)
      Net price risk management assets and liabilities ................                (24,436)                (43,122)
      Margin deposits on energy trading activities, net ...............                (62,755)                123,995
      Net non-trading derivative assets and liabilities ...............                     --                 (76,638)
      Restricted deposits .............................................                (76,084)                (12,355)
      Prepaid lease obligation ........................................                     --                (195,239)
      Taxes accrued ...................................................                 45,345                 181,947
      Other assets ....................................................               (174,877)                 70,280
      Other current liabilities .......................................                278,351                  66,550
      Other liabilities ...............................................                (42,786)                 82,058
    Other, net ........................................................                 (1,150)                 (7,489)
                                                                                   -----------             -----------
        Net cash provided by operating activities .....................                234,032                 261,745
                                                                                   -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures ................................................               (676,890)               (719,577)
  Payment of business purchase obligation .............................               (981,789)                     --
  Business acquisitions, net of cash acquired .........................             (2,127,503)                     --
   Proceeds from sale-leaseback transactions ..........................              1,000,000                      --
  Investments in unconsolidated subsidiaries ..........................                 (5,196)                     --
  Other, net ..........................................................                 11,349                  10,675
                                                                                   -----------             -----------
           Net cash used in investing activities ......................             (2,780,029)               (708,902)
                                                                                   -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt ........................................                137,025                      --
  Proceeds from issuance of stock, net ................................                     --               1,697,848
  Purchase of treasury stock ..........................................                     --                 (20,420)
  Payments of long-term debt ..........................................               (299,375)                 (2,286)
  Increase in short-term borrowings, net ..............................                638,168                 184,779
  Increase (decrease) in notes payable/receivable with affiliated
    companies, net ....................................................              1,221,300              (1,234,444)
  Contributions from owner ............................................              1,067,903                   9,441
  Other, net ..........................................................                (24,108)                     (3)
                                                                                   -----------             -----------
        Net cash provided by financing activities .....................              2,740,913                 634,915
                                                                                   -----------             -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ..........                  9,681                  (5,865)
                                                                                   -----------             -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS .............................                204,597                 181,893
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................                 49,271                  89,755
                                                                                   -----------             -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................            $   253,868             $   271,648
                                                                                   ===========             ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized) ...............................            $   158,397             $    63,692
  Income taxes ........................................................                 62,459                 116,716


             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q/A (Form 10-Q/A) for Reliant Resources, Inc. (Reliant Resources), together with its subsidiaries (collectively, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the financial statements included in Reliant Resources' Prospectus dated April 30, 2001 (Reliant Resources Prospectus) as filed with the SEC on May 1, 2001 pursuant to Rule 424(b) under the Securities Act of 1933, relating to Reliant Resources' registration statement on Form S-1 (Registration No. 333-48038) and the Quarterly Report on Form 10-Q of Reliant Resources for the quarter ended March 31, 2001 (First Quarter 10-Q) and the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001 (Second Quarter 10-Q/A).

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

     As a result, the Company's unaudited consolidated condensed financial statements and related disclosures as of September 30, 2001 and for the three and nine months ended September 30, 2001 have been restated from amounts previously reported. A summary of the principal effects of the restatement is as follows: (Note - Those line items for which no change in amounts are shown were not affected by the restatement.)

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2001                  SEPTEMBER 30, 2001
                                                             ------------------------------      -----------------------------
                                                                              AS PREVIOUSLY                      AS PREVIOUSLY
                                                             AS RESTATED         REPORTED        AS RESTATED        REPORTED
                                                             -----------      -------------      -----------     -------------
                                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Revenues .............................................         $ 10,347          $ 10,304          $ 29,911          $ 29,856
Expenses:
     Fuel and cost of gas sold .......................            3,208             3,298            13,323            13,488
     Purchased power .................................            6,461             6,461            14,859            14,859
     Other expenses ..................................              327               327               975               975
                                                               --------          --------          --------          --------
       Total .........................................            9,996            10,086            29,157            29,322
                                                               --------          --------          --------          --------
Operating Income .....................................              351               218               754               534
Other Income, net ....................................               13                13                68                68
Income Tax Expense ...................................             (150)              (98)             (301)             (215)
                                                               --------          --------          --------          --------

Income Before Cumulative Effect of Accounting Change .              214               133               521               387
Cumulative effect of accounting change, net of tax ...               --                --                 3                 3
                                                               --------          --------          --------          --------
Net Income ...........................................         $    214          $    133          $    524          $    390
                                                               ========          ========          ========          ========

BASIC EARNINGS PER SHARE:
Income before cumulative effect of accounting change .         $   0.71          $   0.44          $   1.92          $   1.42
Cumulative effect of accounting change, net of tax ...               --                --              0.01              0.01
                                                               --------          --------          --------          --------
Net Income ...........................................         $   0.71          $   0.44          $   1.93          $   1.43
                                                               ========          ========          ========          ========

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of accounting change .         $   0.71          $   0.44          $   1.91          $   1.42
Cumulative effect of accounting change, net of tax ...               --                --              0.01              0.01
                                                               --------          --------          --------          --------
Net Income ...........................................         $   0.71          $   0.44          $   1.92          $   1.43
                                                               ========          ========          ========          ========

                                                                                   SEPTEMBER 30, 2001
                                                                            -----------------------------------
                                                                                                 AS PREVIOUSLY
                                                                             AS RESTATED            REPORTED
                                                                             ---------------------------------
                                                                                   (IN MILLIONS)
                                   ASSETS
CURRENT ASSETS:
  Price risk management assets ....................................            $  2,128             $  2,128
  Non-trading derivative assets ...................................               1,330                1,416
  Other ...........................................................               3,297                3,297
                                                                               --------             --------

         Total current assets .....................................               6,755                6,841

PROPERTY, PLANT AND EQUIPMENT, NET ................................               4,561                4,561

OTHER ASSETS:

  Price risk management assets ....................................                 690                  690
  Non-trading derivative assets ...................................                 540                  628
  Other ...........................................................               2,253                2,253
                                                                               --------             --------
         Total other assets .......................................               3,483                3,571
                                                                               --------             --------
          TOTAL ASSETS ............................................            $ 14,799             $ 14,973
                                                                               ========             ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Price risk management liabilities ...............................            $  2,089             $  2,157
  Non-trading derivative liabilities ..............................               1,119                1,299
  Accumulated deferred income taxes ...............................                 144                   82
  Other ...........................................................               2,131                2,131
                                                                               --------             --------
         Total current liabilities ................................               5,483                5,669
OTHER LIABILITIES:

  Accumulated deferred income taxes ...............................                  72                   72
  Price risk management liabilities ...............................                 653                  731
  Non-trading derivative liabilities ..............................                 564                  564
  Other ...........................................................                 661                  661
                                                                               --------             --------
         Total other liabilities ..................................               1,950                2,028
                                                                               --------             --------
LONG-TERM DEBT ....................................................                 962                  962
                                                                               --------             --------
STOCKHOLDERS' EQUITY:

  Preferred stock, par value $0.001 per share (125,000,000 shares
    authorized; none outstanding) .................................                  --                   --
  Common Stock, par value $0.001 per share (2,000,000,000 shares authorized; 240,000,000 and 299,804,000 issued and outstanding,
    respectively) .................................................                  --                   --
  Additional paid-in capital ......................................               5,820                5,820
  Treasury stock ..................................................                 (20)                 (20)
  Retained earnings ...............................................                 524                  390
  Accumulated other comprehensive income ..........................                  80                  124
                                                                               --------             --------
        Stockholders' equity ......................................               6,404                6,314
                                                                               --------             --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................            $ 14,799             $ 14,973
                                                                               ========             ========



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

     During the second and third quarters of 2001, the Company entered into two structured transactions which were recorded on the balance sheet in non-trading derivative assets and liabilities. For further discussion of these transactions, see Note 1. The change in fair value of these derivative assets and liabilities must be recorded in the statement of income for each reporting period. During the three and nine months ended September 30, 2001, $62 million and $75 million, respectively, of net non-trading derivative liabilities were settled related to these transactions. As of September 30, 2001, the Company has recognized $618 million of non-trading derivative assets and $543 million of non-trading derivative liabilities related to these transactions.

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

    Below is a detail of accounts and notes receivable and payable to affiliated companies that are not part of the Company:

                                                                                   DECEMBER 31, 2000    SEPTEMBER 30, 2001
                                                                                   -----------------    ------------------
                                                                                                (IN MILLIONS)
Net accounts receivable -- affiliated companies ............................            $    94             $     8
Net short-term notes (payable) receivable -- affiliated companies ..........             (1,415)                892
Net long-term notes (payable) receivable -- affiliated companies ...........               (648)                 30
                                                                                        -------             -------
  Total net accounts and notes (payable) receivable -- affiliated companies             $(1,969)            $   930
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

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30, 2000           SEPTEMBER 30, 2000
                                                ------------------           ------------------
                                             ACTUAL        PRO FORMA      ACTUAL        PRO FORMA
                                             ------        ---------      ------        ---------
                                                              (IN MILLIONS)
Revenues ...........................        $ 6,886        $ 6,886        $12,820        $12,986
Net income before extraordinary item            163            167            245            224
Net income .........................            163            167            252            231


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

(7)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:

                                                       FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                               -------------                    -------------

                                                           2000            2001            2000            2001
                                                           -----           -----           -----           -----
                                                                             (IN MILLIONS)
Net income ......................................          $ 163           $ 214           $ 252           $ 524
Other comprehensive income (loss):
  Foreign currency translation adjustments ......             (5)            (79)            (11)            (74)
  Changes in minimum benefit liability ..........             --              --              --              (6)
  Cumulative effect of adoption of SFAS No. 133 .             --              --              --            (290)
  Deferred (loss) gain from cash flow hedges ....             --              13              --             451
  Reclassification of net deferred gain from cash
    flow hedges realized in net income ..........             --            (105)             --              (7)
  Unrealized (loss) gain on available-for-sale
    securities ..................................             (2)             (3)             --              10
  Reclassification adjustment for impairment loss
    on available-for-sale securities realized in
    net income ..................................              3              --              17              --
                                                           -----           -----           -----           -----

Comprehensive income ............................          $ 159           $  40           $ 258           $ 608
                                                           =====           =====           =====           =====

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

(9)  STOCKHOLDERS' EQUITY

(a)  Initial Public Offering.

     On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources, to own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering. In May 2001, the Company offered 59.8 million shares of its common stock to the public at an initial public offering price of $30 per share and received net proceeds from the Offering of $1.7 billion. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Resources used the remainder of the net proceeds of the Offering for repayment of third party borrowings, capital expenditures, repurchase of common stock and increase the Company's working capital. For additional information, see note 4(c) to the Reliant Resources Prospectus Notes.

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

(10)  EARNINGS PER SHARE

     The following table presents Reliant Resources' basic and diluted earnings per share (EPS) calculation:

                                                                 FOR THE THREE      FOR THE NINE
                                                                  MONTHS ENDED      MONTHS ENDED
                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                      2001              2001
                                                                    --------          --------
                                                                           (AS RESTATED)
                                                                  (IN THOUSANDS, EXCEPT PER SHARE
                                                                             AMOUNTS)
Basic EPS Calculation:
  Income before cumulative effect of accounting change ...          $213,861          $521,109
  Cumulative effect of accounting change, net of tax .....                --             3,062
                                                                    --------          --------
  Net income .............................................          $213,861          $524,171
                                                                    ========          ========

Weighted average shares outstanding ......................           299,164           272,253
                                                                    ========          ========

Basic EPS:
  Net income before cumulative effect of accounting change          $   0.71          $   1.92
  Cumulative effect of accounting change, net of tax .....                --              0.01
                                                                    --------          --------
  Net income .............................................          $   0.71          $   1.93
                                                                    ========          ========

Diluted EPS Calculation:
Weighted average shares outstanding ......................           299,164           272,253
  Plus: Incremental shares from assumed conversions:
    Stock options ........................................                --                 2
    Restricted stock .....................................               186               186
    Employee stock purchase plan .........................                60                60
                                                                    --------          --------
  Weighted average shares assuming dilution ..............           299,410           272,501
                                                                    ========          ========

Diluted EPS:
  Income before cumulative effect of accounting change ...          $   0.71          $   1.91
  Cumulative effect of accounting change, net of tax .....                --              0.01
                                                                    --------          --------
  Net income .............................................          $   0.71          $   1.92
                                                                    ========          ========


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

     For the three months ended September 30, 2001, the computation of diluted EPS excludes purchase options for 8,671,268 shares of common stock that have an exercise price (ranging from $23.20 - $34.03 per share) greater than the per share average market price ($21.08) for the period and would thus be anti-dilutive if exercised.

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

     Due to the disparity between wholesale and retail rates, the credit ratings of two of California's public utilities, Pacific Gas and Electric (PG&E) and Southern California Edison Company (SCE), have fallen below investment grade. Additionally, PG&E filed for protection under the bankruptcy laws on April 6, 2001. As a result, PG&E and SCE are no longer considered creditworthy and therefore cannot directly purchase power from third-party suppliers through the California Independent System Operator (Cal ISO) to serve their short load. Pursuant to emergency legislation enacted by the California Legislature, the California Department of Water Resources (CDWR) has negotiated and purchased power through short- and long-term contracts on behalf of PG&E and SCE to meet their net short loads. However, the CDWR disputes its direct liability for some of the power obtained from third-party suppliers, including the Company, to serve the utilities' net short load. Also, the CDWR has not been billed by, nor made payments to, the Cal ISO for real-time transactions. The issue of CDWR's liability for amounts supplied to cover the utilities' short load, as well as the issue of the Cal ISO's compliance with certain FERC orders are currently before the FERC. Pursuant to the April 26, 2001 FERC order described below, generators in California are required to offer all their available capacity for sale in the real-time market. These types of sales have thus far been nominal and have not materially increased the Company's receivables balances. However, these sales to the Cal ISO are being made without adequate assurance of a creditworthy counterparty despite numerous FERC orders requiring such. The Company and other parties have filed with the FERC seeking to compel enforcement of these orders and the Cal ISO tariff. On November 7, 2001, the FERC issued a finding that the Cal ISO is in violation of its tariff and the creditworthiness orders previously issued by the FERC. The FERC ordered the Cal ISO to enforce the creditworthiness requirements in its tariffs and to invoice the CDWR for the purchases made to meet the net short position of PG&E and SCE. If the Cal ISO does not comply with this order, the FERC stated it would seek an injunction to enforce its creditworthiness orders.

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

     FERC Market Mitigation. In response to the filing of a number of complaints challenging the level of wholesale prices, the FERC initiated a staff investigation and issued a number of orders from December 15, 2000, through April 26, 2001 implementing a series of wholesale market reforms. Under these orders, for the period January 1, 2001 through June 19, 2001, approximately $20 million of the $149 million charged by the Company for sales in California to the Cal ISO and the Cal PX were identified as being subject to possible refunds. This amount is subject to review and adjustment based on the pending refund proceeding described below. During the second quarter of 2001, the Company accrued refunds of $15 million, $3 million of which had been previously reserved in the first quarter of 2001. See " -- FERC Refunds" below.

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

     Legislative Efforts. Since the inception of the California energy crisis, various pieces of legislation, including tax proposals, have been introduced in the U.S. Congress and the California Legislature addressing several issues related to the increase in wholesale power prices in 2000 and 2001. For example, a bill was introduced in the California legislature that would have created a "windfall profits" tax on wholesale electricity sales. To date, only a few energy-related bills have passed and the Company does not believe that the legislation that has been enacted to date on these issues will have a material adverse effect on the Company. However, it is possible that legislation could be enacted on either the state or federal level that could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

     Financial data for business segments are as follows:


                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                     ---------------------------------------------
                                                                            INCOME FROM
                                                                               EQUITY         AS OF DECEMBER
                                                                           INVESTMENTS IN         31, 2000
                                     REVENUES FROM        OPERATING        UNCONSOLIDATED     --------------
                                     NON-AFFILIATES     INCOME (LOSS)       SUBSIDIARIES       TOTAL ASSETS
                                     --------------     -------------       ------------       ------------
                                                                 (IN MILLIONS)
Wholesale Energy ..................      $ 6,734           $   320            $    27            $10,504
European Energy ...................          129                 8                 --              2,473
Retail Energy .. ..................           21               (18)                --                131
Other Operations ..................            2                (9)                --                106
                                         -------           -------            -------            -------
Consolidated ... ..................      $ 6,886           $   301            $    27             13,214
                                         =======           =======            =======            =======


                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                       --------------------------------------------
                                                                                            INCOME FROM
                                                                                              EQUITY
                                                                                          INVESTMENTS IN
                                                       REVENUES FROM      OPERATING        UNCONSOLIDATED
                                                       NON-AFFILIATES    INCOME (LOSS)     SUBSIDIARIES
                                                       --------------    -------------     ------------
                                                                         (IN MILLIONS)
Wholesale Energy...................................       $ 12,342         $    470         $     33
European Energy....................................            415               69               --
Retail Energy......................................             59              (39)              --
Other Operations...................................              4              (24)              --
                                                          --------         --------         --------
Consolidated.......................................       $ 12,820         $    476         $     33
                                                          ========         ========         ========


                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   ---------------------------------------------
                                                                                            INCOME FROM
                                                                                              EQUITY               AS OF
                                                                                            INVESTMENTS         SEPTEMBER 30,
                                                            NET                                  IN                2001
                                   REVENUES FROM       INTERSEGMENT        OPERATING       UNCONSOLIDATED      --------------
                                   NON-AFFILIATES        REVENUES        INCOME (LOSS)      SUBSIDIARIES        TOTAL ASSETS
                                   --------------        --------        -------------     --------------      --------------
                                                                         (IN MILLIONS)
Wholesale Energy ......               $ 10,022          $      8           $    399           $      2          $ 10,312
European Energy .......                    275                --                 (5)                --             3,451
Retail Energy .........                     48                 4                 (7)                --               256
Other Operations ......                      2                --                (36)                --             1,084
Reconciling Elimination                     --               (12)                --                 --              (304)
                                      --------          --------           --------           --------          --------
Consolidated ..........               $ 10,347          $     --           $    351           $      2          $ 14,799
                                      ========          ========           ========           ========          ========

                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   ---------------------------------------------
                                                                                          INCOME FROM
                                                                                             EQUITY
                                                                                          INVESTMENTS
                                                          NET                                  IN
                                 REVENUES FROM       INTERSEGMENT        OPERATING       UNCONSOLIDATED
                                 NON-AFFILIATES        REVENUES        INCOME (LOSS)      SUBSIDIARIES
                                 --------------        --------        -------------     --------------
                                                             (IN MILLIONS)
Wholesale Energy ......             $28,992            $     8            $   907            $    15
European Energy .......                 799                 --                 23                 51
Retail Energy .........                 112                  3                (13)                --
Other Operations ......                   8                 --               (163)                --
Reconciling Elimination                  --                (11)                --                 --
                                    -------            -------            -------            -------
Consolidated ..........             $29,911            $    --            $   754            $    66
                                    =======            =======            =======            =======


     Reconciliation of Operating Income to Net Income:

                                                   FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                   --------------------------      -------------------------
                                                      2000            2001            2000            2001
                                                      -----           -----           -----           -----
                                                                          (IN MILLIONS)
Operating income .....................                $ 301           $ 351           $ 476           $ 754
Other (expense) income ...............                  (38)             13            (111)             68
Income tax expense ...................                 (100)           (150)           (120)           (301)
Cumulative effect of accounting change                   --              --              --               3
Extraordinary item ...................                   --              --               7              --
                                                      -----           -----           -----           -----
Net income ...........................                $ 163           $ 214           $ 252           $ 524
                                                      =====           =====           =====           =====


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

     As a result, the Original Interim Financial Statements and related disclosures as of September 30, 2001 and for the three and nine months ended September 30, 2001 have been restated from amounts previously reported. The principal effects of the restatement on the accompanying financial statements are set forth in Note 1 of the Notes to Interim Financial Statements.

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

- other operations, including our eBusiness, Communications, and venture capital businesses.

     The financial information for the three and nine months ended September 30, 2000, discussed in this section is derived from the consolidated historical financial statements of Reliant Energy, which include the results of operations for all of Reliant Energy's businesses, including those businesses which we did not own. In order to prepare our financial statements for the three and nine months ended September 30, 2000, contained in this Form 10-Q/A and discussed in this section, we carved-out the results of operations of the businesses that we own from Reliant Energy's consolidated historical financial statements. Accordingly, the results of operations discussed in this section include only revenues and costs directly attributable to the businesses we own and operate. Some of these costs are for facilities and services provided by Reliant Energy and for which our operations have historically been charged based on usage or other allocation factors. We believe these allocations are reasonable but they are not necessarily indicative of the expenses that would have resulted if we had actually operated independently of Reliant Energy. We may experience changes in our cost structure, funding and operations as a result of our separation from Reliant Energy, including increased costs associated with reduced economies of scale, and increased costs associated with being a publicly traded, independent company. We cannot currently predict, with any certainty, the actual amount of increased costs we may incur, if any.

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

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                 THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------  -------------------------------
                                                      2000             2001             2000             2001
                                                    --------         --------         --------         --------
                                                                             (IN MILLIONS)
Operating Revenues .........................        $  6,886         $ 10,347         $ 12,820         $ 29,911
Operating Expenses .........................           6,585            9,996           12,344           29,157
                                                    --------         --------         --------         --------
Operating Income ...........................             301              351              476              754
Other (Expense) Income, net ................             (38)              13             (111)              68
Income Tax Expense .........................            (100)            (150)            (120)            (301)
                                                    --------         --------         --------         --------
Income Before Cumulative Effect of
    Accounting Change and Extraordinary Item             163              214              245              521
Cumulative Effect of Accounting Change,
    net of tax .............................              --               --               --                3
Extraordinary item, net of tax .............              --               --                7               --
                                                    --------         --------         --------         --------
Net Income .................................        $    163         $    214         $    252         $    524
                                                    ========         ========         ========         ========


Three months ended September 30, 2000 compared to three months ended September 30, 2001

      Net Income. We reported consolidated net income of $163 million for the three months ended September 30, 2000 compared to $214 million for the three months ended September 30, 2001. The $51 million increase was primarily due to increased earnings from our Wholesale Energy segment and decreased net interest expense on notes to affiliated companies, partially offset by decreased earnings from our European Energy segment, and $33 million in restructuring charges and impairment of goodwill related to the exiting our Communications business in the third quarter of 2001 (please read Note 13 to our Interim Financial Statements).

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

      Other (Expense) Income. Other expense was $38 million for the third quarter of 2000 compared to other income of $13 million for the third quarter of 2001. This increase in other income was primarily due to decreased interest expense on notes to affiliated companies of $69 million. Net intercompany interest related to affiliated debt decreased from the three months ended September 30, 2000 compared to the same period in 2001 primarily due to the following:

- the conversion into equity of $1.7 billion of debt owed to Reliant Energy and its subsidiaries upon the completion of the Offering in May 2001 (see
      Note 4 to our Interim Financial Statements),

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

      Income Tax Expense. During the three months ended September 30, 2000 and 2001, our effective tax rate was 37.9% and 41.3%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $23 million for the three months ended September 30, 2001. These items primarily related to nondeductible goodwill, state income taxes and valuation allowances. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $8 million for the three months ended September 30, 2000. These items primarily related to nondeductible goodwill, state income taxes and valuation allowances and were partially offset by income earned by REPGB. In 2001 and prior years, the earnings of REPGB were subject to a zero percent Dutch corporate income tax rate as a result of the Dutch tax holiday related to the Dutch electricity industry. In 2002, all of European Energy's earnings in the Netherlands will be subject to the standard Dutch corporate income tax rate, which is currently 35%.

Nine months ended September 30, 2000 compared to nine months ended September 30, 2001

      Net Income. We reported consolidated net income of $252 million for the nine months ended September 30, 2000 compared to $524 million for the nine months ended September 30, 2001. The increase of $272 million was primarily due to the following:

-     increased operating income from Wholesale Energy,

-     lower operating losses from the Retail Energy segment,

- a $51 million pre-tax gain recorded in equity income related to a preacquisition contingency for the value of SEP, the coordinating body for the Dutch electricity generating sector,

-     a decrease in net interest expense, and

- a $27 million pre-tax impairment loss on marketable equity securities classified as "available-for-sale" recorded during the nine months ended September 30, 2000.

The above items were partially offset by:

- a $100 million pre-tax, non-cash charge relating to the redesign of some of Reliant Energy's benefit plans in anticipation of our separation from Reliant Energy,

- a $36 million provision against receivable balances related to our energy sales during the first nine months of 2001 in the California market,

- a net $12 million write-off in receivable balances related to our energy sales in the California market recorded in the three months ended June 30, 2001, resulting from refunds,

- $33 million in disposal charges, including a $19 million goodwill write-off, related to the exiting of our Communications business in the third quarter of 2001,

- an $18 million pre-tax gain on the sale of a development-stage project recognized in the nine months ended September 30, 2000, and

- a decrease in operating income from European Energy as the Dutch wholesale electric market was completely opened to competition on January 1, 2001.

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

      Other Income (Expense). Other income increased by $179 million during the nine months ended September 30, 2001 compared to the same period in 2000, primarily due to the following:

- decreased interest expense of $137 million on debt to affiliated companies, as discussed above in the quarterly results of operations,

- a $51 million pre-tax preacquisition contingency gain recorded as equity income, as discussed above and in Note 11(e) of our Interim Financial Statements,

- an impairment loss of $27 million on marketable equity securities classified as "available-for-sale" recorded during the nine months ended September 30, 2000,

- net increased unrealized and realized gains on marketable equity securities and other investments of $5 million, and

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

      Income Tax Expense. During the nine months ended September 30, 2000 and 2001, our effective tax rate was 33.0% and 36.6%, respectively. Our reconciling items from the federal statutory tax rate of 35% to the effective tax rate totaled $13 million for the nine months ended September 30, 2001. These items primarily related to nondeductible goodwill, state income taxes and valuation allowances and were partially offset by income earned by REPGB. Our reconciling items from the federal statutory tax rate to the effective tax rate totaled $7 million for the nine months ended September 30, 2000. These items primarily related to income earned by REPGB and were partially offset by nondeductible goodwill and state income taxes.

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

                                      THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------    -------------------------------
                                             2000           2001                2000            2001
                                            -----           -----               -----           -----
                                                                  (IN MILLIONS)
Wholesale Energy .................          $ 320           $ 399               $ 470           $ 907
European Energy ..................              8              (5)                 69              23
Retail Energy ....................            (18)             (7)                (39)            (13)
Other Operations .................             (9)            (36)                (24)           (163)
                                            -----           -----               -----           -----
      Total Consolidated .........          $ 301           $ 351               $ 476           $ 754
                                            =====           =====               =====           =====

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

                                                                               WHOLESALE ENERGY
                                                     ---------------------------------------------------------------------
                                                     THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------      -------------------------------
                                                         2000                2001             2000                 2001
                                                       -------              -------          -------              -------
                                                                                 (IN MILLIONS)
Operating Revenues ......................              $ 6,734              $10,030          $12,342              $29,000
Operating Expenses:
  Fuel and Cost of Gas Sold .............                2,699                3,117            6,062               13,030
  Purchased Power .......................                3,575                6,326            5,506               14,527
  Operation and Maintenance .............                   48                   91              122                  255
  General, Administrative and Development                   47                   69              112                  191
  Depreciation and Amortization .........                   45                   28               70                   90
                                                       -------              -------          -------              -------
    Total Operating Expenses ............                6,414                9,631           11,872               28,093
                                                       -------              -------          -------              -------
Operating Income ........................              $   320              $   399          $   470              $   907
                                                       =======              =======          =======              =======

Operations Data:
  Electricity Wholesale Power Sales
    (in MMWH (1)) .......................                   68                  108              132                  270
  Natural Gas Sales (in Bcf (2)) ........                  625                1,097            1,707                2,723

--------------

(1)  Million megawatt hours.

(2)  Billion cubic feet.

     Wholesale Energy's operating income increased $79 million for the third quarter of 2001 compared to the same period in 2000. The increase was primarily due to increased gross margins (revenues less fuel and cost of gas sold and purchased power), partially offset by increased operation and maintenance expenses from facilities in the West and

Mid-Atlantic regions, higher legal and regulatory expenses related to Western markets and higher general and administrative expenses to support expanded commercial activities and operations. These costs were partially offset by decreased amortization expense related to air emissions regulatory allowances.

     Wholesale Energy's operating revenues increased $3.3 billion for the third quarter of 2001 compared to the same period in 2000. The increased revenues during the third quarter of 2001 compared to the same period in 2000 were primarily due to increased volumes for natural gas and power sales partially offset by decreased prices for natural gas sales. Wholesale Energy's fuel and gas costs and purchased power increased $3.2 billion in the third quarter of 2001 compared to the same period in 2000 primarily due to the same reasons as the increase in revenues. Operation and maintenance expenses for Wholesale Energy increased $43 million in the third quarter of 2001 compared to the same period in 2000, primarily due to costs associated with the operation and maintenance of generating plants in the West region and higher lease expense associated with the Mid-Atlantic generating facilities' sale/leaseback transactions that were entered into in August 2000. The higher lease expense associated with the Mid-Atlantic generating facilities was offset by lower interest expense in the consolidated results of operations in the third quarter of 2001 compared to the same period in 2000. General, administrative and development expenses increased $22 million in the third quarter of 2001 compared to the same period in 2000, primarily due to higher administrative costs to support growing wholesale commercial activities and operations and higher legal and regulatory expenses related to Western markets, partially offset by decreased development expenses. Depreciation and amortization expense for the third quarter of 2001 compared to the same period in 2000 decreased by $17 million primarily due to changes in expense related to the amortization of our air emissions regulatory allowances, primarily in California.

     Wholesale Energy's operating income increased $437 million for the first nine months of 2001 compared to the same period in 2000. The increase was primarily due to increased gross margins. Gross margins for Wholesale Energy increased by $669 million primarily due to increased revenues from energy and ancillary services, increased volumes and higher margins from its trading and marketing activities and the addition of our Mid-Atlantic assets and strong commercial and operational performance in other regions. These results were partially offset by higher operation and maintenance expenses from facilities in the West and Mid-Atlantic regions, higher general and administrative expenses, increased depreciation and amortization expense, and a $36 million provision and a $12 million net write-off against receivable balances related to energy sales in the West region.

     Wholesale Energy's operating revenues increased $16.7 billion for the first nine months of 2001 compared to the same period in 2000. The increased revenues were primarily due to increased volumes for natural gas and power sales and to a lesser extent increased prices for natural gas and power sales. Wholesale Energy's fuel and gas costs and purchased power increased $16.0 billion in the first nine months of 2001 compared to the same period in 2000. Increased fuel and gas costs and purchased power were primarily due to increased purchased volumes for natural gas and power sales and to a lesser extent increases in plant output and increased prices for natural gas and power purchases. Operation and maintenance expenses for Wholesale Energy increased $133 million in the first nine months of 2001 compared to the same period in 2000, primarily due to costs associated with the operation and maintenance of generating plants from facilities in the West and Mid-Atlantic regions and higher lease expense associated with the Mid-Atlantic generating facilities' sale/leaseback transactions. The higher lease expense associated with the Mid-Atlantic generating facilities was offset by lower interest expense in the consolidated results of operations in the first nine months of 2001 compared to the same period in 2000. General, administrative and development expenses increased $79 million in the first nine months of 2001 compared to the same period in 2000, primarily due to the same reasons as the increase in the third quarter of 2001, as discussed above. Depreciation and amortization expense during the first nine months of 2001 compared to the same period in 2000 increased by $20 million as a result of higher expense related to the depreciation of our Mid-Atlantic plants, which were acquired in May 2000 and increased amortization of air emissions regulatory allowances.

     On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan it had previously adopted on April 26, 2001. This modification to the mitigation plan extends the hours to which the price controls are applied, as well as the states in which the price controls will be in effect. Additionally, the FERC issued an order on July 25, 2001, which ordered among other items, a methodology for calculating possible refunds by sellers of electricity in the West region. We, however, believe that while the mitigation plan will reduce volatility in the market, we will nevertheless be able to profitably operate our facilities in the West because the proxy market clearing price is based on the heat rate of the least efficient unit on-line during each hour. Additionally, as noted above, the mitigation plan allows sellers, such as us, to justify prices above the proxy price. Finally, any adverse impacts of the mitigation plan on our operations would be mitigated, in part, by our forward hedging activities. The amounts of any refunds will be determined by the end of an expedited hearing process which is scheduled to conclude March 8, 2002. We have not reserved any amounts for potential future refunds, nor can we currently predict the amount of these potential refunds, if any, because the methodology used to calculate these refunds is dependent on information that is currently unknown to us and still subject to review and challenge in the hearing process.

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

                                                                     EUROPEAN ENERGY
                                         ----------------------------------------------------------------------
                                         THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------       -------------------------------
                                             2000               2001                2000               2001
                                             -----              -----               -----              -----
                                                                       (IN MILLIONS)
Operating Revenues ............              $ 129              $ 275               $ 415              $ 799
Operating Expenses:
  Fuel ........................                 61                 91                 188                294
  Purchased Power .............                  7                138                  11                335
  Operation and Maintenance ...                 22                 18                  73                 57
  General and Administrative ..                 14                 13                  19                 33
  Depreciation and Amortization                 17                 20                  55                 57
                                             -----              -----               -----              -----
     Total Operating Expenses .                121                280                 346                776
                                             -----              -----               -----              -----
Operating Income (Loss) .......              $   8              $  (5)              $  69              $  23
                                             =====              =====               =====              =====

Electricity (in MMWH):
  Wholesale Sales .............                2.8                4.6                 8.7               11.9
  Trading Sales ...............                0.2                5.7                 0.3               14.6


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

                                                                            RETAIL ENERGY
                                                ----------------------------------------------------------------------
                                                THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------     -------------------------------
                                                     2000              2001              2000              2001
                                                     -----             -----             -----             -----
                                                                            (IN MILLIONS)
Operating Revenues ......................            $  21             $  52             $  59             $ 115
Operating Expenses:
   Natural Gas ..........................               --                 8                --                 8
  Operation and Maintenance .............               28                20                81                67
  General, Administrative and Development               11                28                15                46
  Depreciation and Amortization .........               --                 3                 2                 7
                                                     -----             -----             -----             -----
     Total Operating Expenses ...........               39                59                98               128
                                                     -----             -----             -----             -----
Operating Loss ..........................            $ (18)            $  (7)            $ (39)            $ (13)
                                                     =====             =====             =====             =====


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

                                                                            OTHER OPERATIONS
                                                ----------------------------------------------------------------------
                                                THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------     -------------------------------
                                                     2000              2001              2000              2001
                                                     -----             -----             -----             -----
                                                                            (IN MILLIONS)

Operating Revenues ......................            $   2             $   2             $   4             $   8
Operating Expenses:
  Operation and Maintenance .............                2                 5                 4                15
  General, Administrative and Development                8                12                21               131
  Depreciation and Amortization .........                1                21                 3                25
                                                     -----             -----             -----             -----
     Total Operating Expenses ...........               11                38                28               171
                                                     -----             -----             -----             -----
Operating Loss ..........................            $  (9)            $ (36)            $ (24)            $(163)
                                                     =====             =====             =====             =====


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

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                    2000           2001
                                                                                    ----           ----
                                                                                       (IN MILLIONS)
Cash provided by (used in):
   Operating activities.....................................................      $    234       $  262
   Investing activities.....................................................        (2,780)        (709)
   Financing activities.....................................................         2,741          635

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

     Initial Public Offering of Reliant Resources. In May 2001, we offered 59.8 million shares of our common stock to the public at an initial public offering price of $30 per share and received net proceeds from the Offering of $1.7 billion. Pursuant to the terms of the master separation agreement between Reliant Energy and us, we used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. We used the remainder of the net proceeds of the Offering for repayment of third party borrowings, capital expenditures repurchase of our common stock and increase working capital. Reliant Energy has publicly disclosed that it expects the Offering to be followed by a distribution of the remaining shares of our common stock owned by Reliant Energy to Reliant Energy's or its successor's shareholders within 12 months of the Offering. For additional information, please read Notes 1 and 4 to Reliant Resources Prospectus Notes.

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

                                                  RELIANT RESOURCES, INC.
                                                        (Registrant)




                                        By:        /s/ Mary P. Ricciardello
                                           -------------------------------------
                                                    Mary P. Ricciardello
                                                   Senior Vice President
                                                and Chief Accounting Officer

Date:  March 25, 2002