Form 10-Q
period 2002-03-31
RELIANT RESOURCES INC
filed 2002-05-21
CIK 1126294

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

Commission file number 1-16455

                             RELIANT RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                          Delaware                                                  76-0655566
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

                       1111 Louisiana
                       Houston, Texas                                                  77002
          (Address of principal executive offices)                                  (Zip Code)

                                 (713) 207-3000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

As of May 10, 2002, Reliant Resources, Inc. (Reliant Resources) had 289,663,717 shares of common stock outstanding of which 240,000,000 were held by Reliant Energy, Incorporated and excluding 10,140,283 shares held by Reliant Resources as treasury stock. As of May 10, 2002, 49,624,700 shares of common stock were held by non-affiliates of Reliant Resources, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934.


================================================================================

                             RELIANT RESOURCES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002
                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION


          Item 1. Financial Statements

                  Statements of Consolidated Income
                  Three Months Ended March 31, 2001 and 2002 (unaudited)...............................     1

                  Consolidated Balance Sheets
                  December 31, 2001 and March 31, 2002 (unaudited).....................................     2

                  Statements of Consolidated Cash Flows
                  Three Months Ended March 31, 2001 and 2002 (unaudited)...............................     4

                  Notes to Unaudited Consolidated Financial Statements.................................     5

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    28

          Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................    45

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings....................................................................    47

          Item 2. Changes in Securities and Use of Proceeds............................................    47

          Item 5. Other Information....................................................................    47

          Item 6. Exhibits and Reports on Form 8-K.....................................................    49

                          PART I. FINANCIAL INFORMATION

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         ------------------------------
                                                                             2001               2002
                                                                          -----------      -----------
                                                                         (AS RESTATED)

REVENUES ............................................................     $ 8,639,567      $ 7,041,971

EXPENSES:
  Fuel and cost of gas sold .........................................       5,755,392        2,796,000
  Purchased power ...................................................       2,395,832        3,716,921
  Operation and maintenance .........................................         117,914          184,768
  General, administrative and development ...........................         191,903          107,024
  Depreciation ......................................................          31,266           67,254
  Amortization ......................................................          32,864            3,668
                                                                          -----------      -----------
    Total ...........................................................       8,525,171        6,875,635
                                                                          -----------      -----------
OPERATING INCOME ....................................................         114,396          166,336
                                                                          -----------      -----------
OTHER INCOME (EXPENSE):
  Gain from investments, net ........................................           6,723            2,545
  Income of equity investment of unconsolidated subsidiaries ........          12,778            3,784
  Other, net ........................................................           3,421             (488)
  Interest expense ..................................................         (24,238)         (38,926)
  Interest income ...................................................          10,931            3,826
  Interest (expense) income - affiliated companies, net .............         (14,586)           2,658
                                                                          -----------      -----------
    Total ...........................................................          (4,971)         (26,601)
                                                                          -----------      -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE         109,425          139,735
INCOME TAX EXPENSE ..................................................          30,912           42,859
                                                                          -----------      -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE ................          78,513           96,876
  Cumulative effect of accounting change, net of tax ................           3,109               --
                                                                          -----------      -----------
NET INCOME ..........................................................     $    81,622      $    96,876
                                                                          ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of accounting change ..............     $      0.33      $      0.33
  Cumulative effect of accounting change, net of tax ................            0.01               --
                                                                          -----------      -----------
    Net income ......................................................     $      0.34      $      0.33
                                                                          ===========      ===========

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                     DECEMBER 31,        MARCH 31,
                                                                         2001              2002
                                                                     ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents ....................................     $    118,453      $    256,795
  Restricted cash ..............................................          167,421           346,885
  Accounts and notes receivable, principally customer, net .....        1,167,870         1,528,451
  Accrued unbilled revenues ....................................           14,270           341,792
  Accounts and notes receivable - affiliated companies, net ....          415,081           393,675
  Fuel stock and petroleum products ............................          109,036           123,388
  Materials and supplies .......................................           64,999           100,831
  Stranded costs settlement receivable .........................          201,503                --
  Trading and marketing assets .................................        1,611,393         1,417,502
  Non-trading derivative assets ................................          392,900           530,015
  Margin deposits on energy trading and hedging activities .....          213,727            65,727
  Collateral for electric generating equipment .................          141,701                --
  Prepayments and other current assets .........................          126,936           220,872
                                                                     ------------      ------------
    Total current assets .......................................        4,745,290         5,325,933
                                                                     ------------      ------------

Property, plant and equipment ..................................        4,877,271         9,005,145
Less accumulated depreciation ..................................         (275,729)         (334,955)
                                                                     ------------      ------------
    Property, plant and equipment, net..........................        4,601,542         8,670,190
                                                                     ------------      ------------

OTHER ASSETS:
  Goodwill, net ................................................          847,912         2,156,643
  Air emissions regulatory allowances and other intangibles, net          315,438           324,706
  Notes receivable - affiliated companies, net .................           30,278            31,329
  Trading and marketing assets .................................          446,610           642,588
  Non-trading derivative assets ................................          254,168           413,925
  Equity investments in unconsolidated subsidiaries ............          386,841           383,152
  Stranded costs indemnification receivable ....................          203,693           199,540
  Accumulated deferred income taxes ............................            8,172                --
  Prepaid rent .................................................          121,699           161,991
  Restricted funds for stranded costs ..........................               --           107,492
  Collateral for electric generating equipment .................           88,268            99,548
  Other ........................................................          203,645           255,835
                                                                     ------------      ------------
    Total other assets .........................................        2,906,724         4,776,749
                                                                     ------------      ------------
      TOTAL ASSETS .............................................     $ 12,253,556      $ 18,772,872
                                                                     ============      ============

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              DECEMBER 31,        MARCH 31,
                                                                                  2001              2002
                                                                              ------------      ------------
CURRENT LIABILITIES:
  Current portion of long-term debt .....................................     $     23,769      $    197,331
  Short-term borrowings .................................................          296,769         5,339,144
  Accounts payable, principally trade ...................................        1,002,326         1,311,131
  Trading and marketing liabilities .....................................        1,478,336         1,291,374
  Non-trading derivative liabilities ....................................          323,277           287,335
  Margin deposits from customers on energy trading and hedging activities          144,700           214,150
  Accumulated deferred income taxes .....................................           63,634           138,591
  Other .................................................................          253,800           372,234
                                                                              ------------      ------------
    Total current liabilities ...........................................        3,586,611         9,151,290
                                                                              ------------      ------------
OTHER LIABILITIES:
  Accumulated deferred income taxes .....................................               --           203,924
  Trading and marketing liabilities .....................................          361,786           565,303
  Non-trading derivative liabilities ....................................          530,211           581,549
  Major maintenance reserve .............................................           16,784            20,297
  Non-derivative stranded costs liability ...............................          203,693           199,540
  Benefit obligations ...................................................          127,012           211,781
  Other .................................................................          455,865           393,245
                                                                              ------------      ------------
    Total other liabilities .............................................        1,695,351         2,175,639
                                                                              ------------      ------------
LONG-TERM DEBT ..........................................................          867,712         1,126,269
                                                                              ------------      ------------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY:
  Preferred stock (125,000,000 shares authorized; none outstanding) .....               --                --
  Common stock (2,000,000,000 shares authorized; 299,804,000 issued and
    outstanding) ........................................................               61                61
  Additional paid-in capital ............................................        5,777,169         5,776,080
  Treasury stock at cost, 11,000,000 shares and 10,449,219 shares .......         (189,460)         (179,988)
  Retained earnings .....................................................          557,451           654,327
  Accumulated other comprehensive (loss) income .........................          (41,339)           69,194
                                                                              ------------      ------------
    Total stockholders' equity ..........................................        6,103,882         6,319,674
                                                                              ------------      ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................     $ 12,253,556      $ 18,772,872
                                                                              ============      ============

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------
                                                                                2001              2002
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................     $     81,622      $     96,876
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................           64,130            70,922
    Deferred income taxes .............................................          (24,139)           40,469
    Net trading and marketing assets and liabilities ..................          (15,777)           19,712
    Net non-trading derivative assets and liabilities .................            4,418           (82,297)
    Curtailment and related benefit enhancement .......................           99,523                --
    Undistributed earnings of unconsolidated subsidiaries .............            2,269            (2,285)
    Cumulative effect of accounting change ............................           (3,109)               --
    Changes in other assets and liabilities, net of effects of acquisitions:
      Restricted cash .................................................           50,000            56,716
      Accounts and notes receivable and unbilled revenue, net .........          (43,007)         (325,584)
      Accounts receivable/payable - affiliated companies, net .........          102,544            63,862
      Inventory .......................................................           14,670            11,688
      Collateral for electric generating equipment, net ...............           23,244           130,421
      Margin deposits on energy trading activities, net ...............          206,157           217,450
      Prepaid lease obligation ........................................         (111,367)          (40,292)
      Other current assets ............................................           (6,301)           (3,741)
      Other assets ....................................................          (56,630)          (10,752)
      Accounts payable ................................................         (307,071)          199,834
      Taxes accrued ...................................................           32,406            52,103
      Other current liabilities .......................................          (33,479)          (20,943)
      Other liabilities ...............................................          (20,594)          (58,015)
    Other, net ........................................................              302           (10,868)
                                                                            ------------      ------------
        Net cash provided by operating activities .....................           59,811           405,276
                                                                            ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................         (269,168)         (178,942)
  Business acquisitions, net of cash acquired .........................               --        (2,948,821)
  Investments in unconsolidated subsidiaries ..........................             (675)               --
  Other, net ..........................................................           (2,283)              966
                                                                            ------------      ------------
        Net cash used in investing activities .........................         (272,126)       (3,126,797)
                                                                            ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ........................................               --            22,275
  Payments of long-term debt ..........................................           (1,273)          (31,125)
  Increase in short-term borrowings, net ..............................          568,646         2,903,197
  Decrease in notes with affiliated companies, net ....................         (414,912)          (43,356)
  Other, net ..........................................................               27             9,538
                                                                            ------------      ------------
        Net cash provided by financing activities .....................          152,488         2,860,529
                                                                            ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ..........           (8,240)             (666)
                                                                            ------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..................          (68,067)          138,342
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................           89,755           118,453
                                                                            ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................     $     21,688      $    256,795
                                                                            ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized) ...............................     $     39,250      $     36,028
  Income taxes ........................................................           56,805               701

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Resources, Inc. (Reliant Resources), together with its subsidiaries (collectively, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the annual report on Form 10-K of Reliant Resources (Reliant Resources Form 10-K) for the year ended December 31, 2001.

RESTATEMENT

     On May 9, 2002, Reliant Resources determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committee of the Company's Board of Directors has also directed an internal investigation by outside legal counsel of the facts and circumstances relating to the round trip trades and related matters.

     The Company currently reports all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both the Company's revenues and its expenses. The round trip trades should not have been recognized in revenues or expenses (i.e., they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on the Company's reported cash flows, operating income or net income.

     Based on the Company's review, the Company has determined that the Company engaged in such round trip trades in 1999, 2000 and 2001, and the Company's review did not identify any round trip trades conducted during 2002. The results of the Audit Committee's investigation are consistent with the results of the Company's review. During the first quarter of 2001, the trades of this nature were 20 million megawatt hours (MWh) of power. In the first quarter of 2001, these transactions had the effect of increasing revenues and purchased power expense by approximately $1.2 billion, or approximately 14% and 51%, respectively.

     The consolidated financial statements for the three months ended March 31, 2001 have been restated from amounts previously reported to reflect these transactions on a net basis. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement are as follows: (Note - Those line items for which no change in amounts are shown were not affected by the restatement.)

                                                        THREE MONTHS ENDED MARCH 31, 2001
                                                        ---------------------------------
                                                                          AS PREVIOUSLY
                                                          AS RESTATED        REPORTED
                                                          -----------     -------------
                                                                  (IN MILLIONS)
Revenues ...........................................       $   8,640        $   9,871
Expenses:
   Fuel and cost of gas sold .......................           5,756            5,756
   Purchased power .................................           2,396            3,627
   Other expenses ..................................             374              374
                                                           ---------        ---------
     Total .........................................           8,526            9,757
                                                           ---------        ---------
Operating Income ...................................             114              114
Other Expense, net .................................              (4)              (4)
Income Tax Expense .................................             (31)             (31)
                                                           ---------        ---------
Income Before Cumulative Effect of Accounting Change              79               79
Cumulative effect of accounting change, net of tax .               3                3
                                                           ---------        ---------
Net Income .........................................       $      82        $      82
                                                           =========        =========

     The restatement did not impact earnings per share, the Consolidated Balance Sheet as of December 31, 2001 or the statement of consolidated cash flows for the three months ended March 31, 2001.

     In addition to the round trip trades described above, the Company's review and the Audit Committee's investigation also considered other transactions executed at the same volume, price and delivery terms and with the same counterparty. These transactions were executed in the normal course of the Company's trading and marketing activities, reported on a gross basis, and were not significant.

     For the future, the Company is considering presenting certain of its mark-to-market transactions on a net, rather than gross, basis. Management believes that net reporting may be a better representation of performance of the business. The Company is currently consulting with its outside auditors, Deloitte & Touche LLP, and intends to consult with the Securities and Exchange Commission staff, about this possible change in accounting method and other related issues.

     As previously reported, during the May 2001 through September 2001 time frame, the Company entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (the four structured transactions). Each series of contracts in a structure were executed contemporaneously with the same counterparty and were for the same commodities, quantities and locations. The contracts in each structure were offsetting in terms of physical attributes. These transactions were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $1.9 billion of revenues, $746 million in fuel and cost of gas sold and $1.2 billion of purchased power expense being recognized during the period from May 2001 through December 31, 2001. Having further reviewed the transactions, the Company now believes these transactions should have been accounted for on a net basis. The information included in the Company's first quarter 2002 earnings release, included as an exhibit to the Company's Current Report on Form 8-K dated April 29, 2002, included $71 million of revenues and purchased power expense related to these transactions which have been eliminated from the Interim Financial Statements for the three months ended March 31, 2002.

     While the Company is still completing its review of these round trip trades, as soon as practical, the Company will reissue its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 to restate the revenues, fuel and cost of gas sold and purchased power expense from the amounts previously reported for the round trip trades effected during such years and for the four structured transactions in 2001. In addition, if the Company changes its accounting policy to account for certain trading, marketing and risk management services activities on a net, rather than gross, basis such reissued consolidated financial statements for such years may also reflect this change in accounting policy.

BASIS OF PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company records gross revenue for energy sales and services related to its electric power generation facilities under the accrual method and these revenues generally are recognized upon delivery. Energy sales and services related to its electric power generation facilities not billed by month-end are accrued based upon estimated energy and services delivered. Electric power and other energy services are sold at market-based prices through existing power exchanges or through third-party contracts. The Company records gross revenue for energy sales and services to retail customers under the accrual method and these revenues generally are recognized upon delivery, except for sales to large commercial, industrial and institutional customers under contract.

     The Company's energy trading, marketing, power origination and risk management services activities and sales of electricity to large commercial, industrial and institutional customers under contract are accounted for under the mark-to-market method of accounting. Under the mark-to-market method of accounting, derivative instruments and contractual commitments are recorded at market value in revenues upon contract execution. The net changes in their fair values are recognized in the Statements of Consolidated Income as revenues in the period of change. Trading and marketing revenues related to the physical sale of natural gas, electric power and other energy related commodities are recorded on a gross basis in the delivery period. For additional discussion regarding trading and marketing revenue recognition and the related estimates and assumptions that can affect reported amounts of such revenues, see Note 6 to the Consolidated Financial Statements included in the Reliant Resources Form 10-K (Reliant Resources 10-K Notes).

     The gains and losses related to financial instruments and contractual commitments qualifying and designated as hedges related to the sale of electric power and purchase of fuel are deferred in accumulated other comprehensive income to the extent the contracts are effective, and then are recognized in the same period as the settlement of the underlying physical transaction. These realized gains and losses are included in operating revenues and operating expenses in the Statements of Consolidated Income. For additional discussion, see Note 6 to the Reliant Resources 10-K Notes.

     The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations of the Company for the respective periods. Amounts reported in the Statements of Consolidated Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuation in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures, and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior period have been reclassified to conform to the Company's presentation of financial statements in the current period. These reclassifications do not affect the earnings of the Company.

     The following Reliant Resources 10-K Notes relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

     Notes to Consolidated Financial Statements included in the Reliant Resources Form 10-K: Note 4 (Related Party Transactions - Agreements Between Reliant Energy and the Company), Note 5 (Business Acquisitions),
     Note 6 (Derivative Instruments), Note 13 (Commitments and Contingencies),
     Note 17 (Bankruptcy of Enron Corp. and its Affiliates) and Note 19 (Subsequent Events).

     For information regarding certain legal, regulatory proceedings and environmental matters, see Note 11.

     Reliant Energy, Incorporated (Reliant Energy) owns more than 80% of the Company's outstanding common stock. Reliant Energy has adopted a business separation plan in response to the Texas Electric Choice Plan (Texas electric restructuring law) adopted by the Texas legislature in June 1999. The Texas electric restructuring law substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition with respect to all customer classes beginning in January 2002. Under its business separation plan filed with the Public Utility Commission of Texas (Texas Utility Commission), Reliant Energy has transferred substantially all of its unregulated businesses to the Company in order to separate its regulated and unregulated operations. In accordance with the plan, the Company completed its initial public offering (IPO) of nearly 20% of its common stock in May 2001 and received net proceeds from the IPO of $1.7 billion. For additional information regarding the IPO, see Notes 1 and 9(a) to the Reliant Resources 10-K Notes.

     As part of its business separation plan, Reliant Energy has publicly disclosed that it intends to restructure its corporate organization into a public utility holding company structure (Reorganization) and to distribute, subject to further governmental and corporate approvals, market and other conditions, all of the shares of Reliant Resources common stock that it owns to its shareholders (Distribution). In December 2001, Reliant Energy's shareholders voted to approve the merger required for the holding company reorganization. Reliant Energy has publicly disclosed its goal to complete the Reorganization and subsequent Distribution as quickly as possible after all the necessary conditions are fulfilled, including receipt of an order from the Securities and Exchange Commission (SEC) granting the required approvals under the Public Utility Holding Company Act of 1935 (1935 Act) and an extension from the IRS for a private letter ruling obtained by Reliant Energy regarding tax-free treatment of the Distribution. Reliant Energy has filed an application with the SEC requesting the required approvals. The IRS private letter ruling is predicated on the completion of the Distribution by April 30, 2002. Reliant Energy has requested an extension of this deadline. Reliant Energy currently expects to complete the Reorganization and Distribution in the summer of 2002. There can be no assurances that the Distribution will be completed as described or within the time period outlined above.

(2)  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The Company adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's historical results of operations or financial position.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002.

     See Note 3 for a discussion regarding the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001 and adoption of subsequent cleared guidance. See Note 6 for a discussion regarding the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

(3)  DERIVATIVE FINANCIAL INSTRUMENTS

     Adoption of SFAS No. 133 on January 1, 2001 resulted in an after-tax increase in net income of $3 million and a cumulative after-tax increase in accumulated other comprehensive loss of $290 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by $615 million, $248 million, $811 million and $339 million, respectively, in the Company's Consolidated Balance Sheet. For additional information regarding the adoption of SFAS No. 133 and the Company's accounting policies for derivative financial instruments, see Note 6 to the Reliant Resources 10-K Notes.

     The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. During the second quarter of 2001, an issue that applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met was approved by the FASB with an effective date of July 1, 2001. The adoption of this cleared guidance had no impact on the Company's results of operations. Certain criteria of this previously approved guidance were revised in October and December 2001 and became effective on April 1, 2002. The effect of adoption of the revised guidance did not have a material impact on the Company's consolidated financial statements.

     During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance was April 1, 2002, and the effect of adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

     Cash Flow Hedges. During the three months ended March 31, 2002, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from this assessment of effectiveness. During the three months ended March 31, 2002, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of Cash Flow Hedges because it was no longer probable that the forecasted transaction would occur. As of March 31, 2002, the Company expects $93 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

    Interest Rate Swaps. The Company holds interest rate swaps with an aggregate notional amount of $1.2 billion to fix the interest rate applicable to floating rate short-term debt and floating rate long-term debt. The swaps relating to both short-term and long-term debt qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the Statements of Consolidated Income over the term of the swap agreements. During 2002, the Company entered into forward-starting interest rate swaps having an aggregate notional amount of $1.0 billion to hedge the interest rate on a portion of a future offering of long-term fixed-rate notes. These swaps qualify as cash flow hedges under SFAS No. 133. Should the expected issuance of the debt no longer be probable, any deferred amount will be recognized immediately into income. The maximum length of time the Company is hedging its exposure to the payment of variable interest rates is ten years.

     Hedge of Net Investment in Foreign Subsidiaries. The Company has substantially hedged its net investment in its European subsidiaries to reduce the Company's exposure to changes in foreign exchange rates through a combination of Euro-denominated borrowings, foreign currency swaps and foreign currency forward contracts. During the three months ended March 31, 2002, the derivative and non-derivative instruments designated as hedging the net investment in the Company's European subsidiaries resulted in a gain of $35 million, which is included in the balance of the cumulative translation adjustment in accumulated other comprehensive income.

     Other Derivatives. In December 2000, the Dutch parliament adopted legislation allocating to the Dutch generation sector, including Reliant Energy Power Generation Benelux N.V (REPGB), financial responsibility for various out-of-market contracts and other liabilities. The legislation became effective in all material respects on January 1, 2001. In particular, the legislation allocated to the Dutch generation sectors, including REPGB, financial responsibility to purchase imported electricity and gas under long-term contracts. These contracts are derivatives pursuant to SFAS No. 133. As of December 31, 2001 and March 31, 2002, the Company had recognized $369 million and $330 million, respectively, in short-term and long-term non-trading derivative liabilities for REPGB's portion of these out-of-market import contracts. During the three months ended March 31, 2002, the Company recognized a $19 million gain related to changes in the valuation of certain out-of-market contracts in the first quarter of 2002 recorded in fuel expense. For additional information regarding REPGB's obligations under out-of-market contracts and the related indemnification by former shareholders of these stranded costs during 2001, see Notes 11(e) and 13(f) to the Reliant Resources 10-K Notes.

     During the May 2001 through September 2001 time frame, the Company entered into two structured transactions which were recorded on the balance sheet in non-trading derivative assets and liabilities involving a series of forward contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003. The change in fair value of these derivative assets and liabilities must be recorded in the statement of income for each reporting period. As of December 31, 2001, the Company has recognized $221 million of non-trading derivative assets and $103 million of non-trading derivative liabilities related to these transactions. During the three months ended March 31, 2002, $24 million of net non-trading derivative assets were settled related to these transactions, and a $1 million pre-tax unrealized gain was recognized. As of March 31, 2002, the Company has recognized $201 million of non-trading derivative assets and $106 million of non-trading derivative liabilities related to these transactions.

(4)  RELATED PARTY TRANSACTIONS

     The Interim Financial Statements include significant transactions between the Company and Reliant Energy involving services, including various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. The costs of these services have been directly charged or allocated to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had the Company been an unaffiliated entity. Amounts charged and allocated to the Company for these services were $2 million and $5 million for the three months ended March 31, 2001 and 2002, respectively, and are included primarily in operation and maintenance expenses and general and administrative expenses. In addition, during the three months ended March 31, 2001, the Company incurred costs primarily related to corporate support services which were billed to Reliant Energy and its affiliates of $7 million. Some subsidiaries of the Company have entered into office rental agreements with Reliant Energy. During the three months ended March 31, 2001 and 2002, the Company incurred $2 million and $8 million, respectively, of rent expense to Reliant Energy.

     Below is a detail of accounts and notes receivable to affiliated companies that are not part of the Company:

                                                                  DECEMBER 31, 2001    MARCH 31, 2002
                                                                  -----------------    --------------
                                                                             (IN MILLIONS)
Net accounts receivable (payable) - affiliated companies .......     $         27       $        (37)
Net short-term notes receivable - affiliated companies .........              388                431
Net long-term notes receivable - affiliated companies ..........               30                 31
                                                                     ------------       ------------
  Total net accounts and notes receivable - affiliated companies     $        445       $        425
                                                                     ============       ============

     Net accounts receivable/(payable) from affiliated companies, representing primarily current month balances of transactions between the Company and Reliant Energy or its subsidiaries, relate primarily to natural gas purchases and sales, electric generation capacity purchases, electric transmission services, charges for services and office space rental. Net short-term notes receivable from affiliated companies represent the accumulation of a variety of cash transfers and operating transactions and generally bear interest at market-based rates. The notes are payable on demand and will be repaid prior to the Distribution. Net long-term notes receivable from affiliated companies primarily relate to specific negotiated financing transactions with Reliant Energy or its subsidiaries that bear interest at market-based rates. Net interest expense related to these net borrowings/receivables was $15 million during the three months ended March 31, 2001. Net interest income related to these net receivables was $3 million during the three months ended March 31, 2002.

     During 2001 and 2002, proceeds not initially utilized from the IPO were advanced to a subsidiary of Reliant Energy (the Reliant Energy money fund) on a short-term basis. The Company has reduced its advance to the Reliant Energy money fund following the IPO to fund capital expenditures and to meet its working capital needs. As of December 31, 2001 and March 31, 2002, the Company had outstanding advances to the Reliant Energy money fund of $390 million and $432 million, respectively, which is included in accounts and notes receivable in the Company's Consolidated Balance Sheet.

    The Company purchases natural gas, electric generation capacity, electric transmission services and natural gas transportation services from, supplies natural gas to, and provides marketing and risk management services to affiliates of Reliant Energy that are not part of the Company. Purchases of electric generation capacity, electric transmission services, natural gas transportation services and natural gas from Reliant Energy and its subsidiaries were $88 million and $366 million for the three months ended March 31, 2001 and 2002, respectively. During the three months ended March 31, 2001 and 2002, the sales and services to Reliant Energy and its subsidiaries totaled $322 million and $115 million, respectively.

     During the fourth quarter of 2001 and the first quarter of 2002, the Company purchased entitlements to some of the generation capacity of Reliant Energy's Texas electric utility generation assets (Texas Genco). The Company purchased these entitlements under the terms of the master separation agreement with Reliant Energy and in capacity auctions conducted by Texas Genco. Under the Texas electric restructuring law, Texas Genco is required to sell at auction entitlements to at least 15% of its installed generating capacity (State Mandated Auctions). Under the law, the Company is not permitted to participate in the State Mandated Auctions. Under the master separation agreement with Reliant Energy, Texas Genco is obligated to auction entitlements to all of its capacity and related ancillary services available after the State Mandated Auctions for a specified period of time, subject to certain agreements (Contractually Mandated Auctions). Under the master separation agreement, the Company is entitled to elect to purchase 50% of the capacity to be auctioned by Texas Genco in the Contractually Mandated Auctions at the prices established in such auctions. In addition to this right, the Company may participate in the Contractually Mandated Auctions. As of March 31, 2002, the Company has minimum commitments to purchase capacity of Texas Genco averaging 7,083 MW per month in 2002 and 775MW per month in 2003. The Company has no minimum obligations for energy or ancillary services under the master separation agreement. The Company's anticipated payments related to these minimum obligations are $208 million in 2002 and $58 million in 2003. For additional information regarding agreements relating to Texas Genco, see Note 4(b) to the Reliant Resources 10-K Notes.

     During the three months ended March 31, 2001, Reliant Energy or its subsidiaries made equity contributions to the Company of $53 million. There were no contributions for the three months ended March 31, 2002. The contributions in the three months ended March 31, 2001 primarily related to the contribution of net benefit assets and liabilities, net of deferred income taxes.

(5)  ACQUISITIONS

     Orion Power Holdings, Inc. In February 2002, the Company acquired all of the outstanding shares of common stock of Orion Power Holdings, Inc. (Orion Power) for $26.80 per share in cash for an aggregate purchase price of $2.9 billion. The Company funded the Orion Power acquisition with a $2.9 billion credit facility (see Note 8) and $41 million of cash on hand. As a result of the acquisition, the Company's consolidated net debt obligations also increased by the amount of Orion Power's net debt obligations. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). Orion Power is an electric power generating company formed in March 1998 to acquire, develop, own and operate power-generating facilities in certain deregulated wholesale markets throughout North America. As of March 31, 2002, Orion Power had 81 power plants with a total generating capacity of 5,644 MW and two development projects with an additional 804 MW of capacity under construction.

     The Company accounted for the acquisition as a purchase with assets and liabilities of Orion Power reflected at their estimated fair values. The Company's fair value adjustments included adjustments in property, plant and equipment, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. The Company expects to finalize these fair value adjustments no later than February 2003, based on valuations of property, plant and equipment, intangible assets and other assets and obligations.

     The Company's results of operations include the results of Orion Power only for the period beginning February 19, 2002. The following table presents selected financial information and unaudited pro forma information for the three months ended March 31, 2001 and 2002, as if the acquisition had occurred on January 1, 2001 and 2002, as applicable.

                                                           THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------------------------
                                                          2001                     2002
                                                  ---------------------    ---------------------
                                                   ACTUAL     PRO FORMA     ACTUAL     PRO FORMA
                                                  --------    ---------    --------    ---------
                                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues ....................................     $  8,640    $  8,914     $  7,042    $  7,176
Income before cumulative effect of accounting
  change ....................................           79          81           97          39
Net income ..................................           82          84           97          39

Basic and diluted earnings per share before
  cumulative effect of accounting change ....     $   0.33    $   0.34     $   0.33    $   0.13
Basic and diluted earnings per share ........         0.34        0.35         0.33        0.13

     These unaudited pro forma results, based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of Orion Power had occurred on January 1, 2001 and 2002, as applicable. Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense, interest income and income taxes. The unaudited pro forma condensed consolidated financial statements reflect the acquisition of Orion Power in accordance with SFAS No. 141 and SFAS No. 142. For additional information regarding the Company's adoption of SFAS No. 141 and SFAS No. 142, please read Notes 2 and 6.

(6)  GOODWILL AND INTANGIBLES

     In July 2001, the FASB issued SFAS No. 142, which provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The Company adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002.

     On January 1, 2002, the Company discontinued amortizing goodwill into its results of operations pursuant to SFAS No. 142. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization is as follows:

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                              2001           2002
                                           ----------     ----------
                                           (IN MILLIONS, EXCEPT PER
                                                 SHARE AMOUNTS)
Reported net income ..................     $       82     $       97
Add: Goodwill amortization, net of tax              9             --
                                           ----------     ----------
Adjusted net income ..................     $       91     $       97
                                           ==========     ==========

Basic and Diluted Earnings Per Share:
Reported net income ..................     $     0.34     $     0.33
Add: Goodwill amortization, net of tax           0.04             --
                                           ----------     ----------
Adjusted basic and diluted earnings ..     $     0.38     $     0.33
                                           ==========     ==========

     The components of the Company's other intangible assets consist of the following:

                                           DECEMBER 31, 2001           MARCH 31, 2002
                                        -----------------------    -----------------------
                                        CARRYING   ACCUMULATED     CARRYING   ACCUMULATED
                                         AMOUNT    AMORTIZATION     AMOUNT    AMORTIZATION
                                        --------   ------------    --------   ------------
                                                          (IN MILLIONS)
Air Emission Regulatory Allowances      $    255     $    (78)     $    267     $    (79)
Water Rights ......................           68           (4)           68           (5)
Other Power Generation Site Permits           77           (3)           77           (4)
Other .............................           --           --             2           (1)
                                        --------     --------      --------     --------
Total .............................     $    400     $    (85)     $    414     $    (89)
                                        ========     ========      ========     ========

     The Company recognizes specifically identifiable intangibles, including air emissions regulatory allowances, water rights and permits, when specific rights and contracts are acquired. The Company amortizes air emissions regulatory allowances primarily on a units-of-production basis as utilized. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives with a weighted average amortization period of 35 years. The Company has no intangible assets with indefinite lives recorded as of March 31, 2002.

     Amortization expense for other intangibles for the three months ended March 31, 2001 and 2002 was $23 million and $4 million, respectively. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows (in millions):

                        2002................    $   14
                        2003................        13
                        2004................        13
                        2005................        13
                        2006................        13
                        2007................        13
                                                ------
                          Total.............    $   79
                                                ======

     Changes in the carrying amount of goodwill for the three months ended March 31, 2002, by reportable segment, are as follows:

                                           GOODWILL         FOREIGN
                         AS OF         ACQUIRED DURING      CURRENCY                      AS OF
                     JANUARY 1, 2002      THE PERIOD     EXCHANGE IMPACT    OTHER     MARCH 31, 2002
                     ---------------   ---------------   ---------------   -------    --------------
                                                         (IN MILLIONS)
Wholesale Energy        $    184           $  1,321         $     --       $     1       $  1,506
European Energy              632                 --              (13)           --            619
Retail Energy ..              32                 --               --            --             32
                        --------           --------         --------       -------       --------
  Total ........        $    848           $  1,321         $    (13)      $     1       $  2,157
                        ========           ========         ========       =======       ========

     The Company is in the process of determining further effects of adoption of SFAS No. 142 on its Consolidated Financial Statements, including the review of goodwill for impairment. The Company has not completed its review pursuant to SFAS No. 142. However, based on the Company's preliminary review, the Company believes an impairment of its European Energy segment goodwill is reasonably possible. The Company has retained an outside valuation firm to assist in completion of the Company's review and will finalize its review of goodwill for its reporting units during 2002. Any impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002. The Company does not believe impairments of goodwill, if any, related to the Company's other reporting units will have a material impact on the Company's results of operations or financial position. As of March 31, 2002, the Company has completed its assessment of intangible assets and no indefinite lived intangible assets were identified. No impairment losses were recorded in the first quarter of 2002 and no changes were made to the expected useful lives of its intangible assets as a result of this assessment.

(7)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive (loss) income:

                                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------------
                                                                               2001            2002
                                                                            ----------      ----------
                                                                                  (IN MILLIONS)
Net income .........................................................        $       82      $       97
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments .........................                (1)            (10)
  Changes in minimum benefit liability .............................                (6)             --
  Cumulative effect of adoption of SFAS No. 133 ....................              (290)             --
  Deferred gain from cash flow hedges ..............................               186             153
  Reclassification of net deferred loss (gain) from cash flow hedges
    realized in net income .........................................                20             (31)
  Unrealized gain (loss) on available-for-sale securities ..........                 7              (1)
                                                                            ----------      ----------
Comprehensive (loss) income ........................................        $       (2)     $      208
                                                                            ==========      ==========

(8)  BORROWINGS FROM THIRD PARTIES

     As of March 31, 2002, the Company had $8.2 billion in committed credit facilities, including facilities of subsidiaries of Reliant Energy Power Generation, Inc. (REPG), Orion Power and REPGB, of which $1.9 billion remained unused. Credit facilities aggregating $5.4 billion were unsecured. As of March 31, 2002, letters of credit outstanding under these facilities aggregated $571 million. As of March 31, 2002, borrowings of $5.8 billion were outstanding under these facilities of which $591 million were classified as long-term debt, based upon the availability of committed credit facilities and management's intention to maintain these borrowings in excess of one year. As of March 31, 2002, total Company debt, including that drawn under existing credit facilities, was $6.7 billion, of which $1.1 billion was classified as long-term debt.

     These facilities include a term loan facility entered into during the fourth quarter of 2001 and amended in January 2002 that provided for $2.9 billion in funding to finance the purchase of Orion Power. Interest rates on the borrowings under this facility are based on London inter-bank offered rate (LIBOR) plus a margin or a base rate. This facility was funded on February 19, 2002 for $2.9 billion. As of March 31, 2002, the interest rate was 2.94%. This term loan must be repaid within one year from the date on which it was funded. For discussion of the acquisition of Orion Power, see Note 5.

     As a result of the Company's acquisition of Orion Power, the Company's consolidated net debt obligations also increased by the amount of Orion Power's net debt obligations, which are discussed below.

     New York Credit Agreement. As of March 31, 2002, Orion Power New York, LP (Orion NY), a wholly owned subsidiary of Orion Power, had a secured credit agreement (New York Credit Agreement), which includes a $502 million acquisition facility and a $30 million revolving working capital facility. As of March 31, 2002, Orion NY had $502 million of acquisition loans outstanding. As of March 31, 2002, there were no revolving loans outstanding. A total of $10 million in letters of credit were outstanding under the New York Credit Agreement. The loans bear interest at the borrower's option at (a) a base rate or (b) LIBOR plus a margin. The rate as of March 31, 2002, was 3.75%. The credit agreement is secured by substantially all of the assets of Orion NY. The credit agreement expires in December 2002.

     MidWest Credit Agreement. As of March 31, 2002, Orion Power MidWest LP (Orion MidWest), a wholly owned subsidiary of Orion Power, had a secured credit agreement (Midwest Credit Agreement), which includes a $988 million acquisition facility and a $75 million revolving working capital facility. As of March 31, 2002, Orion MidWest had $988 million and $28 million of acquisition loans and revolving loans outstanding, respectively. A total of $15 million in letters of credit were outstanding under the MidWest Credit Agreement. The loans bear interest at the borrower's option at (a) a base rate or (b) LIBOR plus a margin. The rate as of March 31, 2002, was 3.34 %. Borrowings under the MidWest Credit Agreement are secured by substantially all the assets of Orion MidWest. The credit agreement expires in October 2002.

     The New York Credit Agreement and the Midwest Credit Agreement (collectively, the Orion Credit Agreements) contain restrictive covenants that restrict the ability to, among other things, make dividend distributions unless Orion NY or Orion MidWest satisfy various conditions. As of March 31, 2002, restricted cash under the Orion Credit Agreements totaled $267 million.

     In connection with the Orion Power acquisition, the existing interest rate swaps for the New York Credit Agreement and MidWest Credit Agreement were bifurcated into a debt component and a derivative component. The fair value of the debt component, approximately $31 million for the New York Credit Agreement and $59 million for the MidWest Credit Agreement, was based on the Company's incremental borrowing rates at the acquisition date for similar types of borrowing arrangements. The value of the debt component will be amortized to interest expense over the life of the interest rate swaps. For the period from February 20, 2002 through March 31, 2002, $1 million and $2 million was amortized to interest expense for the New York Credit Agreement and MidWest Credit Agreement, respectively. See Note 3 for information regarding the Company's derivative financial instruments.

     The Orion Credit Agreements contain various business and financial covenants requiring Orion NY or Orion MidWest to, among other things, maintain a debt service coverage ratio of at least 1.5 to 1.0. For the three months ended March 31, 2002, Orion MidWest did not meet its debt service coverage ratio, and alternatively made a $25 million prepayment on March 22, 2002, as permitted by the MidWest Credit Agreement in order to maintain compliance. Orion MidWest may not be able to meet this debt service coverage ratio for the quarter ending June 30, 2002. It is the Company's current intention to arrange for the repayment, refinancing or amendment of these facilities prior to June 30, 2002. If the MidWest Credit Agreement facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, the Company believes that it will be able to obtain such a waiver. However, the Company currently has no assurance that it will be able to obtain such a waiver or amendment from the lender group if required under the MidWest Credit Agreement.

     Liberty Credit Agreement. Liberty Electric Power, LLC (Liberty), a wholly owned subsidiary of Orion Power, entered into a facility that provides for (a) a construction/term loan in an amount of up to $105 million; (b) an institutional term loan in an amount of up to $165 million; (c) an equity bridge loan in an amount of up to $41 million; (d) a revolving working capital facility for an amount of up to $5 million; and (e) a debt service reserve letter of credit facility of $17.5 million (Liberty Credit Agreements).

     Amounts outstanding under this facility bear interest at a floating rate for a portion of the facility, which may be either (a) a base rate or (b) LIBOR plus a margin, except for the institutional term loan which bears interest at a fixed rate. At March 31, 2002, the interest rate was 3.04% on the floating rate component and 9.02% on the fixed rate portion. As of March 31, 2002, Liberty had $135 million and $165 million of the floating rate and fixed rate portions of the facility outstanding, respectively.

     The lenders under the Liberty Credit Agreement have a security interest in substantially all of the assets of Liberty and have negative pledges on other fixed assets of Liberty. The Liberty Credit Agreement contains restrictive covenants that restrict Liberty's ability to, among other things, make dividend distributions unless Liberty satisfies various conditions. As of March 31, 2002, restricted cash under the Liberty Credit Agreement totaled $25 million.

     The Liberty equity bridge loan matures on the earlier of October 1, 2002, or a date on which the conditions precedent to conversion to a term loan are met. The debt service reserve letter of credit facility becomes available for use when the conditions precedent to conversion to a term loan are met and matures five years thereafter. The working capital facility becomes available for use six months prior to the scheduled conversion date and matures five years thereafter. The construction/term loan matures on the earlier of October 1, 2002, or a date on which the conditions precedent to conversion to a term loan are met and matures 10 years thereafter. The institutional term loan has a final maturity date of April 15, 2026.

     Senior Notes. Orion Power has outstanding $400 million of 12% senior notes due 2010 (Senior Notes). The Senior Notes are senior unsecured obligations of Orion Power. Orion Power is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes. The Senior Notes are not guaranteed by any of Orion Power's subsidiaries. In connection with the Orion Power acquisition, the Company recorded the Senior Notes at estimated fair value, $479 million. The $79 million premium will be amortized against interest expense over the life of the Senior Notes. The fair value of the Senior Notes is based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The Senior Notes indenture contains covenants that include among others, restrictions on the payment of dividends by Orion Power.

     Pursuant to certain change of control provisions, Orion Power commenced an offer to repurchase the Senior Notes on March 21, 2002. The offer to repurchase expired on April 18, 2002. There were no acceptances of the offer to repurchase and the entire $400 million remains outstanding.

     Before May 1, 2003, Orion Power may redeem up to 35% of the Senior Notes issued under the indenture at a redemption price of 112% of the principal amount of the notes redeemed, plus accrued and unpaid interest and special interest, with the net cash proceeds of an equity offering provided that certain provisions under the indenture are met.

     Revolving Senior Credit Facility. Orion Power has an unsecured $75 million revolving senior credit facility that matures in December 2002. Amounts outstanding under the facility bear interest at a floating rate. As of March 31, 2002, there were no outstanding borrowings under this facility, but a total of $70 million in letters of credit were outstanding. This credit facility contains various covenants that include, among others, restrictions on the payment of dividends by Orion Power. As of March 31, 2002, restricted cash under this revolving senior credit facility totaled $9 million.

     The senior credit facility of Orion Power contains various business and financial covenants that require Orion Power to, among other things, maintain a debt service coverage ratio of at least 1.4 to 1.0. Orion Power did not meet the debt service coverage ratio for the quarter ended March 31, 2002. In the event that Orion Power is unable to meet this financial covenant for a second consecutive fiscal quarter it would constitute a default under its credit facility. It is the Company's current intention to arrange for the repayment, refinancing or amendment of this facility prior to June 30, 2002. If this facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, the Company believes that it will be able to obtain such a waiver. However, the Company currently has no assurance that it will be able to obtain such a waiver or amendment from the lender groups if required under this credit facility.

     Convertible Senior Notes. Orion Power had outstanding $200 million of 4.5% convertible senior notes, due on June 1, 2008 (Convertible Senior Notes). Pursuant to certain change of control provisions, Orion Power commenced an offer to repurchase the Convertible Senior Notes on March 1, 2002, which expired on April 10, 2002. During the second quarter of 2002, the Company repurchased $189 million in principal amount under the offer to repurchase and $11 million aggregate principal amount of the Convertible Senior Notes remains outstanding.

(9)  STOCKHOLDERS' EQUITY

     Treasury Stock Purchases. On December 6, 2001, Reliant Resources' Board of Directors authorized the Company to purchase up to 10 million shares of its common stock through June 2003. Any purchases will be made on a discretionary basis in the open market or otherwise at times and in amounts as determined by management subject to market conditions, legal requirements and other factors. Since the date of authorization through May 10, 2002, the Company has not purchased any shares of its common stock under this program.

(10) EARNINGS PER SHARE

     The following table presents Reliant Resources' basic and diluted earnings per share (EPS) calculation. There were no dilutive reconciling items to net income.

                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                           -----------------------------------
                                                                  2001             2002
                                                              ------------     ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Weighted average shares outstanding ..................             240,000          289,336

Diluted EPS Calculation:
Weighted average shares outstanding ..................             240,000          289,336
  Plus: Incremental shares from assumed conversions:
    Stock options ....................................                  --              297
    Restricted stock .................................                  --              378
    Employee stock purchase plan .....................                  --               25
                                                              ------------     ------------
  Weighted average shares assuming dilution ..........             240,000          290,036
                                                              ============     ============

Basic and Diluted EPS:
  Income before cumulative effect of accounting change        $       0.33     $       0.33
  Cumulative effect of accounting change, net of tax .                0.01               --
                                                              ------------     ------------
  Net income .........................................        $       0.34     $       0.33
                                                              ============     ============

     For the three months ended March 31, 2002, the computation of diluted EPS excludes purchase options for 8,359,907 shares of common stock that have an exercise price (ranging from $15.33 - $34.03 per share) greater than the per share average market price ($13.73) for the period and would thus be anti-dilutive if exercised. There were no outstanding options as of March 31, 2001.

(11) COMMITMENTS AND CONTINGENCIES

(a)  Legal Matters.

     California Wholesale Market. Reliant Energy, Reliant Energy Services, Inc. (Reliant Energy Services), REPG and several other subsidiaries of Reliant Resources, as well as two former officers and one present officer of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources (see Note 4(c) to the Reliant Resources 10-K Notes), Reliant Resources has agreed to indemnify Reliant Energy for any damages arising under these lawsuits and may elect to defend these lawsuits at the Company's own expense. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. The cases were initially removed to federal court and were then assigned to Judge Robert H. Whaley, United States District Judge, pursuant to the federal procedures for multi-district litigation. On July 30, 2000, Judge Whaley remanded the cases to state court. Upon remand to state court, the cases were assigned to Superior Court Judge Janis L. Sammartino pursuant to the California state coordination procedures. On March 4, 2002, Judge Sammartino adopted a schedule proposed by the parties that would result in a trial beginning on March 1, 2004. On March 8, 2002, the plaintiffs filed a single, consolidated complaint naming numerous defendants, including Reliant Energy Services and other Reliant Resources' subsidiaries, that restated the allegations described above and alleged that damages against all defendants could be as much as $1 billion. On April 17, 2002, a demurrer was filed in the coordinated proceedings seeking dismissal of the complaints on the basis of the filed rate doctrine and federal preemption. On April 22 and 23, 2002, the Company and Duke Energy filed cross complaints in the coordinated proceedings seeking, in an alternative pleading, relief against other market participants in California, including Powerex Corp., the Los Angeles Department of Water and Power and the Bonneville Power Administration. Plaintiffs have voluntarily dismissed Reliant Energy from two of the three class actions in which it was named as a defendant.

     On April 23, 2002 and on May 14, 2002, two class action lawsuits were filed against a number of companies that own generation facilities in California and other sellers of electricity in California, including Reliant Energy and the Company's subsidiaries that own generation facilities in California. One of the lawsuits was filed in the San Mateo County Superior Court and the other lawsuit was filed in the San Francisco County Superior Court. These lawsuits assert causes of action similar to those alleged in the Clayton Act lawsuit filed by the California Attorney General described below and claim that defendants acquired California generating plants with "the purpose and effect of substantially lessening competition," and that these acquisitions allowed defendants "to exercise market power to withhold capacity and raise prices above competitive levels." Additionally, these lawsuits allege that the named defendants manipulated the market and used market power to "game" the system through both the physical and economic withholding of power. The Company has not yet answered or otherwise responded to these lawsuits.

     On March 11, 2002, the California Attorney General filed a civil lawsuit in San Francisco Superior Court naming Reliant Energy, Reliant Resources, Reliant Energy Services, REPG, and several other subsidiaries of Reliant Resources as defendants. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources (see Note 4(c) to Reliant Resources 10-K Notes), Reliant Resources has agreed to indemnify Reliant Energy for any damages arising under these lawsuits and may elect to defend these lawsuits at the Company's own expense. The Attorney General alleges various violations by the defendants of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California Independent System Operator (Cal ISO). In addition to injunctive relief, the Attorney General seeks restitution and disgorgement of alleged unlawful profits for sales of electricity, and civil penalties. The Company has removed this lawsuit to federal court, where it has been assigned to Judge Samuel Conti in the Northern District of California.

     On March 19, 2002, the California Attorney General filed a complaint with the Federal Energy Regulatory Commission (FERC) naming Reliant Energy Services and "all other public utility sellers" in California as defendants. The complaint alleges that sellers with market-based rates have violated their tariffs by not filing with the FERC transaction-specific information about all of their sales and purchases at market-based rates. The California Attorney General argues that, as a result, all past sales should be subject to refund if found to be above just and reasonable levels.

     On April 15, 2002, the California Attorney General filed a lawsuit in San Francisco County Superior Court against Reliant Energy, Reliant Resources and a number of our subsidiaries. The complaint is substantially similar to the compliant described above filed by the California Attorney General with the FERC on March 19, 2002. The complaint also alleges that the Company consistently charged unjust and unreasonable prices for electricity, and that each instance of overcharge violates California law. The lawsuit seeks fines of up to $2,500 for each alleged violation, and "other equitable relief as appropriate." The Company has removed this case to federal court, where it has been assigned to Judge Vaughn Walker in the Northern District of California.

     On April 15, 2002, the California Attorney General and the California Department of Water Resources filed a complaint in the United States District Court for the Northern District of California against Reliant Energy, Reliant Resources and a number of its subsidiaries. In this lawsuit, the Attorney General alleges that the Company's acquisition of electric generating facilities from Southern California Edison in 1998 violated Section 7 of the Clayton Act, which prohibits mergers or acquisitions that substantially lessen competition. The lawsuit claims that the acquisitions gave the Company market power which it then exercised to overcharge California consumers for electricity. The lawsuit seeks injunctive relief against alleged unfair competition, divestiture of the Company's California facilities, disgorgement of alleged illegal profits, damages, and civil penalties for each alleged exercise of market power. This lawsuit also has been assigned to Judge Vaughn Walker. The Company has not yet answered or otherwise responded to this lawsuit.

     The above-described lawsuits and proceedings regarding California electricity sales are currently the subject of intense, highly-charged media and political attention. Their ultimate outcome cannot be predicted at this time.

(b)  Environmental Matters.

     REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA) (see
Note 5(a) to the Reliant Resources 10-K Notes), the Company became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward Generating Station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of March 31, 2002, REMA had liabilities associated with six future ash disposal site closures and six current site investigations and environmental remediations. The Company has recorded its estimate of these environmental liabilities in the amount of $36 million as of March 31, 2002. The Company expects approximately $16 million will be paid over the next five years.

     REPGB Asbestos Abatement and Environmental Remediation. Prior to the Company's acquisition of REPGB (see Note 5(b) to the Reliant Resources 10-K Notes), REPGB had a $23 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with REPGB's properties. REPGB began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of some leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are to be fully completed by 2005. As of March 31, 2002, the recorded undiscounted liability for this asbestos abatement and soil remediation was $18 million.

     Orion Power Environmental Contingencies. In connection with Orion Power's acquisition of 70 hydro plants in northern and central New York and four gas- or oil- fired plants in New York City, Orion Power recorded a liability for the estimated cost of environmental remediation. The liability was based on valuation reports provided by independent environmental liability assessment experts. In conjunction with these valuations, Orion Power has developed remediation plans for each item specifically identified. For environmental items at the New York City sites, the New York State Department of Environmental Conservation has issued consent orders requiring active investigation and remediation of past releases of petroleum and other substances by the prior owners. The consent order also contains obligations related to continuing compliance with environmental regulations. The liability assumed and recorded by the Company totaled approximately $7 million, which is expected to be paid out through 2009.

     In connection with the acquisition of Midwest assets by Orion Power, Orion Power recorded a liability for the estimated cost of environmental remediation, based on valuations performed by independent environmental liability assessment experts. In conjunction with these valuations, Orion Power has developed remediation plans for the known liabilities. The liability assumed by the Company totaled approximately $5 million, which will be paid out through 2009.

(c)  Other Legal and Environmental Matters.

     The Company is involved in other environmental and legal proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. The Company's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company's management believes that the effects on the Company's respective financial statements, if any, from the disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

     Due to the disparity between wholesale and retail rates, the credit ratings of PG&E and SCE fell below investment grade. Additionally, PG&E filed for protection under the bankruptcy laws on April 6, 2001. As a result, PG&E and SCE are no longer considered creditworthy and since January 17, 2001 have not directly purchased power from third-party suppliers through the Cal ISO to serve their net short load. Pursuant to emergency legislation enacted by the California Legislature, the California Department of Water Resources (CDWR) has negotiated and purchased power through short- and long-term contracts and through real-time markets operated by the Cal ISO to serve the net short load requirements of PG&E and SCE to meet their net short loads. In December 2001, the CDWR began making payments to the Cal ISO for real-time transactions. The CDWR has now made payment through the Cal ISO for its real-time energy deliveries subsequent to January 17, 2001, although the Cal ISO's application of CDWR's payment for the month of January 2001 and failure to pay interest on past due CDWR payments are the subjects of motions filed by the Company with the FERC. On May 15, 2002, the FERC issued an order stating that sellers, including the Company, should receive interest payments on these past due amounts. In addition, the Company is prosecuting a lawsuit in California to recover the market value of forward contracts seized by California Governor Gray Davis in violation of the Federal Power Act. Governor Davis' actions prevented the liquidation of the contracts by the California Power Exchange (Cal PX) to satisfy the outstanding obligations of SCE and PG&E to wholesale suppliers, including the Company. The timing and ultimate resolution of this claim is uncertain at this time.

     On September 20, 2001, PG&E filed a Plan of Reorganization and an accompanying disclosure statement with the bankruptcy court. Under this plan, PG&E would pay all allowed creditor claims in full, through a combination of cash and long-term notes. Components of the plan will require the approval of the FERC, the SEC and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court. PG&E has stated it seeks to have this plan confirmed by December 31, 2002. On April 24, 2002, the bankruptcy judge approved PG&E's disclosure statement. A number of parties are contesting PG&E's reorganization plan, including a number of California parties and agencies. The bankruptcy judge in the PG&E case has ordered that the CPUC may file a competing plan. The ability of PG&E to have its reorganization plan confirmed, including the provision providing for the payment in full of unsecured creditors, is uncertain at this time. The CPUC has filed a competing plan and disclosure statement. The CPUC's plan provides for payment of allowed creditor claims in full in cash. The CPUC disclosure statement was approved on May 15, 2002. The timing and probability of confirmation of either plan, including the provision for payment in full of all unsecured creditors, is uncertain at this time.

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

     As of December 31, 2001 and March 31, 2002, the Company was owed a total of $302 million and $267 million, respectively, by the Cal ISO, the Cal PX, the CDWR, and California Energy Resources Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through March 31, 2002. From March 31, 2002 through May 10, 2002, the Company has collected $3 million of these receivable balances. As of December 31, 2001, the Company had a pre-tax provision of $68 million against receivable balances related to energy sales in the California market. In the first quarter of 2002, $33 million of a previously accrued credit provision for energy sales in California was reversed. The reversal resulted from collections of outstanding receivables during the period coupled with a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the Cal PX, as referred to above. In the first quarter of 2001, the Company recorded a $38 million provision against receivable balances related to energy sales in the West region. As of March 31, 2002, the Company had a remaining pre-tax provision of $35 million against these receivable balances. Management will continue to assess the collectability of these receivables based on further developments affecting the California electricity market and the market participants described herein.

     FERC Market Mitigation. In response to the filing of a number of complaints challenging the level of wholesale prices, the FERC initiated a staff investigation and issued a number of orders implementing a series of wholesale market reforms. In these orders, the FERC also instituted a refund proceeding, described below, as a result of which the Company may face an as yet undetermined amount of refund liability. See "- FERC Refunds" below. Prior to accepting a methodology for calculating refunds in the refund proceeding, the FERC has identified, for the period January 1, 2001 through June 19, 2001, approximately $20 million of the $149 million charged by the Company for sales in California to the Cal ISO and the Cal PX as being subject to possible refunds. During the second quarter of 2001, the Company accrued refunds of $15 million, $3 million of which had been previously expensed during the first quarter of 2001.

     On April 26, 2001, the FERC issued an order replacing previous price review procedures and establishing a market monitoring and mitigation plan, effective May 29, 2001, for the California markets. The plan establishes a cap on prices during periods when power reserves fall below 7% in the Cal ISO (reserve deficiency periods). The Cal ISO is instructed to use data submitted confidentially by gas-fired generators in California and daily indices of natural gas to establish the proxy market-clearing price in real-time based on the marginal cost of the highest-cost generator called to run. The plan also requires generators in California to offer all their available capacity for sale in the real-time market, and conditions sellers' market-based rate authority such that prices charged by sellers engaging in certain bidding practices will be subject to increased scrutiny by the FERC, and such sellers could face potential refunds and even revocation of their market-based rate authority. On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan adopted in its April 26 order, to apply price controls to all hours, instead of just hours of low operating reserve, and to extend the mitigation measures to other Western states in addition to California, including Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming. The FERC set July 2, 2001 as the refund effective date for sales subject to the price mitigation plan throughout the West region. This means that transactions after that date may be subject to refund if found to be unjust or unreasonable. The proxy market clearing price calculated by the Cal ISO under the June 19, 2001 order will apply during periods of reserve deficiency to all sales in the Cal ISO and Western spot markets. In non-reserve deficiency hours in California, the maximum price in California and the other Western states will be capped at 85% of the highest Cal ISO hourly market clearing price established during the most recent reserve deficiency period. Sellers other than marketers will be allowed to bid higher than the maximum prices, but such bids are subject to justification and potential refund. Justification of higher prices is limited to demonstrating higher actual gas costs than the gas price index used in the proxy price calculation together with showing that conditions in natural gas markets changed significantly. The modified monitoring and mitigation plan went into effect June 20, 2001, and is scheduled to terminate on September 30, 2002, covering two summer peak seasons, or approximately 16 months.

     On December 19, 2001, the FERC issued additional orders on price mitigation in California and the West region. These orders largely maintained existing mitigation mechanisms, but allowed prices to rise in connection with natural gas prices for the period from December 20, 2001 through April 30, 2002, at which point the previous mitigation formula was reinstated.

     In addition, the December 19, 2001 orders also affirmed the June 19, 2001 order's requirement that generators must offer all available capacity for sale in the real-time market. As a result of this requirement, the Company's opportunity to sell ancillary services in the West region is reduced. During 2001, the Company recorded $42 million in revenues related to ancillary services in the West region.

     On May 15, 2002, the FERC issued several orders clarifying and modifying its mitigation measures. These orders removed the possibility that the Cal ISO would retroactively adjust mitigated market clearing prices for 2001 and provided the Cal ISO with further instructions for payment of minimum load costs owed to sellers complying with the must offer obligation for the period June 20, 2001 through the expiration of mitigation on September 30, 2002.

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

     FERC Refunds. The FERC issued an order on July 25, 2001 adopting a refund methodology and initiating a hearing schedule to determine (a) revised mitigated prices for each hour from October 2, 2000 through June 20, 2001; (b) the amount owed in refunds by each supplier according to the methodology (these amounts may be in addition to or in place of the refund amounts previously determined by the
FERC); and (c) the amount currently owed to each supplier. The amounts of any refunds will be determined by the FERC after the conclusion of the hearing process. On December 19, 2001, the FERC issued an order modifying the methodology to be used to determine refund amounts. The schedule currently anticipates that the Administrative Law Judge will make his refund amount recommendations to the FERC in October 2002. However, the Company does not know when the FERC will issue its final decision. The Company has not reserved any amounts for potential future refund liability resulting from the FERC refund hearing, nor can it currently predict the amount of these potential refunds, if any, because the methodology used to calculate these refunds is not final and will depend on information that is still subject to review and challenge in the hearing process. Any refunds that are determined in the FERC proceeding will likely be offset against unpaid amounts owed, if any, to the Company for its prior sales.

     On November 20, 2001, the FERC instituted an investigation under Section 206 of the Federal Power Act regarding the tariffs of all sellers with market-based rates authority, including the Company. In this proceeding, the FERC proposes to condition the market-based rate authority of all sellers on their not engaging in anti-competitive behavior. Such condition would depend upon a further order from FERC establishing a refund effective date. This condition would allow the FERC, if it determines that a seller has engaged in anti-competitive behavior subsequent to the start of the refund effective period, to order refunds back to the date of such behavior. The FERC invited comments regarding this proposal, and the Company has filed comments in opposition to the proposal. On March 11, 2002, the FERC's Staff held a conference with market participants to discuss the comments FERC has received, and possible modification of the proposed conditions to address concerns raised in the comments while protecting consumers against anticompetitive behavior. The timing of further action by FERC is uncertain, although the FERC has publicly indicated that it is considering modifications that would limit the scope and application of its original proposal. If the FERC does not modify or reject its proposed approach for dealing with anti-competitive behavior, the Company's future earnings may be affected by the refund obligation.

     On February 13, 2002, the FERC issued an order initiating a staff investigation into potential manipulation of electric and natural gas prices in the West region for the period January 1, 2000 forward. While this order does not propose any action against the Company, if the investigation results in findings that markets were dysfunctional during this period, those findings may be used in support of existing or future claims by the FERC or others that prices for sales in the West region after January 1, 2000 should be altered. As part of the investigation and in response to the disclosure of documents describing certain electricity trading strategies used by Enron Power Marketing (Enron documents), the FERC on May 8, 2002 issued a request for admissions and associated data to all sellers of wholesale electricity and ancillary services in the Cal ISO and Cal PX markets during 2000 through 2001, including the Company. The FERC's data request seeks information concerning whether the Company and approximately 150 other sellers used the same or similar trading strategies and practices as described in the Enron documents. The FERC has not yet publicly stated whether it may assert that any of these strategies and practices was impermissible under market rules in effect during the period in question. The Company is in the process of reviewing records and conducting internal interviews in order to prepare its response, which is due May 22, 2002. A similar set of data requests dated May 7, 2002 and received by the Company on May 8, 2002 has been issued by the California Senate Select Committee to investigate price manipulation of the wholesale energy market and the Company is similarly reviewing and preparing responses to those request. The response date for the Senate Select Committee's request is on May 22, 2002.

     The above-described lawsuits and proceedings regarding California electricity sales are currently the subject of intense, highly-charged media and political attention. Their ultimate outcome cannot be predicted at this time.

     Other Investigations. In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the California State Senate and the California Office of the Attorney General have separate ongoing investigations into the high prices and their causes. Although these investigations have not been completed and no findings have been made in connection with either of them, the California Attorney General has filed a civil lawsuit in San Francisco Superior Court alleging that the Company has violated state laws against unfair and unlawful business practices and a complaint with the FERC alleging the Company violated the terms of its tariff with the FERC (see Note 11(a)). Adverse findings or rulings could result in punitive legislation, sanctions, fines or even criminal charges against the Company or its employees. The Company is cooperating with both investigations and has produced a substantial amount of information requested in subpoenas issued by each body. The Washington and Oregon attorneys general have also begun similar investigations.

     Legislative Efforts. Since the inception of the California energy crisis, various pieces of legislation, including tax proposals, have been introduced in the U.S. Congress and the California Legislature addressing several issues related to the increase in wholesale power prices in 2000 and 2001. For example, a bill was introduced in the California legislature that would have created a "windfall profits" tax on wholesale electricity sales and would subject exempt wholesale generators, such as the Company's subsidiaries that own generation facilities in California, to regulation by the CPUC as "public utilities." To date, only a few energy-related bills have passed, such as the recently enacted plant inspection law, which would empower the CPUC to monitor activities of the Company's generating plants. The Company believes this bill is vulnerable to challenge based on the preemptive effect of the Federal Power Act. The Company does not believe that this or other legislation that has been enacted to date will have a material adverse effect on the Company. However, it is possible that legislation could be enacted on either the state or federal level that could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

     The gas supply contract expires in 2016 and provides for gas imports aggregating 2.283 billion cubic meters per year. Prior to December 31, 2001, one of the stranded cost power contracts was settled. The two remaining stranded cost power contracts have the following capacities and terms: (a) 300 MW through 2003, and (b) 600 MW through March 2002, increasing to 750 MW through March 2009. Under the Transition Act, REPGB can either assume its 22.5% allocated interest in the contracts or, subject to the terms of the contracts, sell its interests to third parties. The district heating obligations relate to three water heating supply contacts entered into with various municipalities and expire from 2008 through 2015. Under the district heating contracts, the municipal districts are required to take annually a combined minimum of 5,549 terajoules (TJ) increasing annually to 7,955 TJ over the life of the contracts.

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

     Settlement of Stranded Cost Indemnification Agreement with REPGB's Former Shareholders. Until December 2001, the former shareholders agreed pursuant to a share purchase agreement to indemnify REPGB for up to NLG 1.9 billion of its share of NEA's stranded cost liabilities. In December 2001, REPGB and its former shareholders entered into a settlement agreement immediately absolving the former shareholders of their stranded cost indemnity obligations related to the gas supply and power contracts under the original share purchase agreement. This agreement provides conditional terms for the possible settlement of the former shareholders' stranded cost indemnity obligation related to district heating obligations under certain conditions. The settlement agreement was approved in December 2001 by the Ministry of Economic Affairs of the Netherlands.

     Under the settlement agreement, the former shareholders paid to REPGB NLG 500 million ($202 million) in January and February 2002. The payment represents a settlement of the obligations of the former shareholders to indemnify REPGB for all stranded cost liabilities other than those relating to the district heating contracts. The full amount of this payment was placed into an escrow account in the name of REPGB to fund its stranded cost obligations related to the gas and electric import contracts. As of March 31, 2002, the remaining escrow funds were $154 million of which $46 million and $108 million were recorded in restricted cash and long-term assets, respectively. Any remaining escrow funds as of January 1, 2004 will be distributed to REPGB.

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

     Prior to the settlement agreement, pursuant to the purchase agreement of REPGB, as amended, REPGB was entitled to a NLG 125 million dividend from NEA with any remainder owing to the former shareholders. Under the settlement agreement, the former shareholders waived all rights to distributions of NEA.

     As a result of this settlement, in 2001 the Company recognized a net gain of $37 million for the difference between the sum of (a) the cash settlement payment of $202 million and the additional rights to claim distributions of our NEA investment recognized of $248 million and (b) the amount recorded as stranded cost indemnity receivable related to the stranded cost gas and electric commitments of $369 million and claims receivable related to stranded cost incurred in 2001 of $44 million, both previously recorded in the Company's Consolidated Balance Sheet.

     Liability for Stranded Costs. In January 2001, the Company recognized an out-of-market, net stranded cost liability for its gas and electric contracts and district heating commitments. At such time, the Company recorded a corresponding asset of equal amount for the indemnification of this obligation from REPGB's former shareholders and the Dutch government, as applicable. As of December 31, 2001 and March 31, 2002, the Company has recorded a liability of $369 million and $330 million, respectively, for its stranded cost gas and electric commitments in non-trading derivative liabilities and a liability of $206 million and $202 million, respectively, for its district heating commitments in current and non-current other liabilities. As of December 31, 2001 and March 31, 2002, the Company has recorded an indemnification receivable from the Dutch government for the district heating stranded cost liability of $206 million and $202 million, respectively.

     Pursuant to SFAS No. 133, the gas and electric contracts are marked-to-market (see Note 3). The valuation of the gas and electric contracts are affected by, among other things, changes in the price of electric power, coal, low sulfur fuel oil and the value of the United States dollar relative to the Euro. Changes in the valuation of these stranded cost import contracts are recorded in the Company's Statement of Consolidated Income. During the three months ended March 31, 2002, the Company recognized a $19 million gain related to changes in the valuation of certain stranded cost contracts in the first quarter of 2002 recorded in fuel expense. The Company and the other shareholders of NEA are in formal discussions with the counterparties to two of the stranded cost purchase contracts. Pursuant to one of these contracts, NEA is required to purchase up to 750 MW per year through 2009. In addition, the Company may initiate discussions with the other counterparties to other stranded cost contracts to modify the terms of such out-of-market contracts. The structure of these settlements, if consummated, likely would entail an upfront cash payment to the counterparty in exchange for amendments to price and other terms intended to make the contracts more market conforming. REPGB would seek to fund these payments, if made, to the extent possible through the proceeds from the settlement of its stranded cost indemnity agreement and, possibly, anticipated distributions from NEA. The Company cannot currently predict the outcome of these negotiations. However, to the extent that these discussions result in amendments to the contracts, the Company could realize a gain.

     For additional information regarding the indemnification and settlement of stranded costs, see Note 13(f) to the Reliant Resources 10-K Notes.

(f)  Payment to Reliant Energy in 2004.

     To the extent the Company's affiliated retail electric provider's price to beat mandated by the Texas electric restructuring law for providing retail electric service to residential and small commercial customers in Reliant Energy's Houston service territory during 2002 and 2003 exceeds the market price of electricity, the Company may be required to make a payment to Reliant Energy in early 2004. This payment will be required unless the Texas Utility Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within Reliant Energy's Houston service territory is committed to be served by retail electric providers other than the Company. If the 40% test is not met and a payment is required, the amount of this payment will be equal to the amount that the price to beat, less non-bypassable delivery charges, is in excess of the prevailing market price of electricity during such period multiplied by the applicable class consumption from January 1, 2002 through January 1, 2004. This amount will not exceed $150 per customer, multiplied by the number of residential or small commercial customers, as the case may be, that the Company serves on January 1, 2004 in Reliant Energy's Houston service territory, less the number of new retail electric customers the Company serves in other areas of Texas. As of March 31, 2002, Reliant Energy had approximately 1.7 million residential and small commercial customers. In the master separation agreement between the Company and Reliant Energy, the Company has agreed to make this payment, if any, to Reliant Energy.

(g)  Construction Agency Agreements and Equipment Financing Structure.

     In 2001, the Company, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities are not consolidated by the Company. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion of which the last $1.1 billion is currently available only if cash collaterized. The availability of the commitment is subject to satisfaction of various conditions, including the obligation to provide cash collateral for the loans and letters of credit outstanding on November 29, 2004. The Company, through several of its subsidiaries, acts as construction agent for the special purpose entities and is responsible for completing construction of these projects by December 31, 2004, but the Company has generally limited its risk during construction to an amount not in excess of 89.9% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, the Company's subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If the Company does not exercise its option to lease any project upon its completion, the Company must purchase the project or remarket the project on behalf of the special purpose entities. The Company's ability to exercise the lease option is subject to certain conditions. The Company must guarantee that the Investors will receive an amount at least equal to 89.9% of their investment in the equipment in the case of a remarketing sale at the end of construction. At the end of an individual project's initial operating lease term (approximately five years from construction completion), the Company's subsidiary lessees have the option to extend the lease with the approval of Investors, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of an amount not to exceed 85% of the project cost, if the proceeds from remarketing are not sufficient to repay the Investors. The Company has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and, if the lease option is exercised, each lessee's obligations during the lease period. At any time during the construction period or during the lease, the Company may purchase a facility by paying an amount approximately equal to the outstanding balance plus costs.

     The Company, through its subsidiary, REPG, has entered into an agreement with a bank whereby the bank, as owner, entered or will enter into contracts for the purchase and construction of power generation equipment and REPG, or its subagent, acts as the bank's agent in connection with administering the contracts for such equipment. Under the agreement, the bank has agreed to provide up to a maximum aggregate amount of $650 million. REPG and its subagents must cash collateralize their obligation to administer the contracts. This cash collateral is approximately equivalent to the total payments by the bank for the equipment, interest and other fees. As of March 31, 2002, the bank had assumed contracts for the purchase of three turbines, two heat recovery steam generators and one air cooled condenser with an aggregate cost of $140 million. REPG, or its designee, has the option at any time to purchase, or, at equipment completion, subject to certain conditions, including the agreement of the bank to extend financing, to lease the equipment, or to assist in the remarketing of the equipment under terms specified in the agreement. All costs, including the purchase commitment on the turbines, are the responsibility of the bank. The cash collateral is deposited by REPG or an affiliate into a collateral account with the bank and earns interest at LIBOR less 0.15%. Under certain circumstances, the collateral deposit or a portion of it, will be returned to REPG or its designee. Otherwise, it will be retained by the bank. At December 31, 2001 and March 31, 2002, REPG and its subsidiary had deposited $230 million and $100 million, respectively, into the collateral account. In January 2002, the bank sold to the parties to the construction agency agreements discussed above, equipment contracts with a total contractual obligation of $258 million, under which payments and interest during construction totaled $142 million. Accordingly, $142 million of the Company's collateral deposits were returned to the Company. As of March 31, 2002, there were equipment contracts with a total contractual obligation of $140 million under which payments during construction totaled $99.5 million. Currently this equipment is not designated for current planned power generation construction projects. Therefore, the Company anticipates that it will either purchase the equipment, assist in the remarketing of the equipment or negotiate to cancel the related contracts.

(h)  REMA Sale/Leaseback Transactions.

     In August 2000, the Company entered into separate sale/leaseback transactions with each of the three owner-lessors for the Company's respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, acquired in the REMA acquisition. The lease documents contain some restrictive covenants that restrict REMA's ability to, among other things, make dividend distributions unless REMA satisfies various conditions. As of March 31, 2002, these various conditions were satisfied by REMA. As of December 31, 2001, REMA had $167 million of restricted funds that were available for REMA's working capital needs and to make future lease payments. For additional discussion of these lease transactions, please read Notes 5(a) and 13(c) to the Reliant Resources 10-K Notes.

(12) BENEFIT CURTAILMENT AND ENHANCEMENT CHARGE

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

     Effective March 1, 2001, the Company discontinued providing subsidized postretirement benefits to its domestic non-union employees. The Company incurred a pre-tax charge of $40 million during the first quarter of 2001 related to the curtailment of the Company's postretirement obligation. In connection with the Distribution, the Company expects to incur a pre-tax gain of $21 million related to the settlement of postretirement benefit obligations. For additional information regarding these benefit plans, see Notes 11(b) and 11(d) to the Reliant Resources 10-K Notes.

(13) REPORTABLE SEGMENTS

     The Company's determination of reportable segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers. The Company has identified the following reportable segments:
Wholesale Energy, European Energy, Retail Energy and Other Operations. For descriptions of these financial reporting segments, see Note 1 to the Reliant Resources 10-K Notes. There were no material inter-segment revenues during the three months ended March 31, 2001.

     Beginning in the first quarter of 2002, the Company began to evaluate segment performance on earnings (loss) before interest expense, interest income and income taxes (EBIT). Prior to 2002, the Company evaluated performance on operating income. EBIT is not defined under accounting principles generally accepted in the United States (GAAP), and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP.

     Financial data for business segments are as follows:

                   FOR THE THREE MONTHS ENDED MARCH 31, 2001        AS OF
                   -----------------------------------------     DECEMBER 31,
                      REVENUES      OPERATING                        2001
                        FROM         INCOME                      ------------
                   NON-AFFILIATES    (LOSS)          EBIT        TOTAL ASSETS
                   --------------   ---------     ----------     ------------
                                        (IN MILLIONS)
Wholesale Energy     $    8,362     $     216     $      229      $    8,252
European Energy             248            18             21           3,380
Retail Energy ..             27            (3)            (3)            391
Other Operations              3          (117)          (110)            599
Eliminations ...             --            --             --            (368)
                     ----------     ---------     ----------      ----------
Consolidated ...     $    8,640     $     114     $      137      $   12,254
                     ==========     =========     ==========      ==========

                           FOR THE THREE MONTHS ENDED MARCH 31, 2002             AS OF
                   --------------------------------------------------------     MARCH 31,
                      REVENUES          NET        OPERATING                      2002
                        FROM        INTERSEGMENT    INCOME                    ------------
                   NON-AFFILIATES     REVENUES      (LOSS)          EBIT      TOTAL ASSETS
                   --------------     --------     ----------    ----------   ------------
                                                 (IN MILLIONS)
Wholesale Energy     $    5,533      $      --     $      108    $      114    $   13,639
European Energy             535             --             16            18         3,296
Retail Energy ..            972              7             48            48         1,683
Other Operations              2             --             (6)           (8)          670
Eliminations ...             --             (7)            --            --          (515)
                     ----------      ---------     ----------    ----------    ----------
Consolidated ...     $    7,042      $      --     $      166    $      172    $   18,773
                     ==========      =========     ==========    ==========    ==========

     Reconciliation of Operating Income to EBIT and EBIT to Net Income:

                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------------
                                                                               2001             2002
                                                                            ----------       ----------
                                                                                   (IN MILLIONS)
Operating income ....................................................       $      114       $      166
Gains from investments, net .........................................                7                2
Income of equity investment of unconsolidated subsidiaries ..........               13                4
Other income, net ...................................................                3               --
                                                                            ----------       ----------
EBIT ................................................................              137              172
Interest expense ....................................................              (24)             (39)
Interest income .....................................................               11                4
Interest (expense)/income - affiliated companies ....................              (14)               3
                                                                            ----------       ----------
Income before income taxes and cumulative effect of accounting change              110              140
Income tax expense ..................................................              (31)             (43)
Cumulative effect of accounting change ..............................                3               --
                                                                            ----------       ----------
Net income ..........................................................       $       82       $       97
                                                                            ==========       ==========

(14) SUBSEQUENT EVENTS

(a)  Price to Beat Fuel Factor Adjustment.

     The Texas Utility Commission regulations allow the Company to adjust the fuel factor in its price to beat to its Houston residential and small commercial customers based on the percentage change in the price of natural gas. In addition, the Company may also request an adjustment as a result of changes in the price of purchased energy. On May 2, 2002, the Company filed a request with the Texas Utility Commission to increase the fuel factor in its price to beat. The Company's price to beat was initially set by the Texas Utility Commission in November 2001 at the then average forward 12 month gas price strip of approximately $3.11/mmbtu. Since the initial setting, the market price of natural gas has increased 20% to $3.73/mmbtu during April. The earliest the new price to beat could go into effect would be June 17, 2002.

(b)  Liquidation of Interest Rate Swaps.

     On May 9, 2002, the Company liquidated $500 million of the forward starting interest rate swaps that were entered into in January 2002. The liquidation of these hedges resulted in a loss of $3 million, which will be recorded in other comprehensive income and amortized into interest expense over the life of the notes when issued in the future.

(c)  Class Action Lawsuits.

     The Company is aware that in May 2002 at least four class action lawsuits were filed on behalf of purchasers of securities of Reliant Resources. Reliant Resources and several of its executive officers are named as defendants. Reliant Energy is also named as a defendant in one of the lawsuits. The first two lawsuits were filed on May 15, 2002 and the other two lawsuits were filed on May 16, 2002. All of the lawsuits were filed in the United States District Court, Southern District of Texas, Houston Division. The complaints allege that the defendants violated federal securities laws by issuing false and misleading statements to the public. The plaintiffs allege that the defendants overstated the revenues of Reliant Resources by including transactions involving the purchase and sale of commodities with the same counterparty at the same price and that Reliant Resources improperly accounted for certain other transactions. The complaints seek monetary damages and, in one of the lawsuits rescission, on behalf of persons who purchased or otherwise acquired Reliant Resources securities between May 1, 2001 and May 10, 2002. The lawsuit that includes Reliant Energy as a named defendant was filed on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy between May 14, 1999 and May 9, 2002. The Company has not yet answered or otherwise responded to these lawsuits. Their ultimate outcome cannot be predicted at this time.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

           EFFECTS OF RESTATEMENT ON THE INTERIM FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

     On May 9, 2002, we determined that we had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the objective of increasing volumes. We commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committee of our Board of Directors has also directed an internal investigation by outside legal counsel of the facts and circumstances relating to the round trip trades and related matters.

     We currently report all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both our revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e., they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on our reported cash flows, operating income or net income.

     Based on our review, we have determined that we engaged in such round trip trades in 1999, 2000 and 2001, and our review did not identify any round trip trades conducted during 2002. The results of the Audit Committee's investigation are consistent with the results of our review. During the first quarter of 2001, the trades of this nature were 20 million megawatt hours (MWh) of power. In the first quarter of 2001, these transactions had the effect of increasing revenues and purchased power expense by approximately $1.2 billion, or approximately 14% and 51%, respectively.

     The consolidated financial statements for the three months ended March 31, 2001 have been restated from amounts previously reported to reflect these transactions on a net basis. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. The principal effects of the restatement on the accompanying financial statements are set forth in Note 1 of the Interim Financial Statements.

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

     On February 19, 2002, we acquired all of the outstanding shares of common stock of Orion Power Holdings, Inc. (Orion Power) for $26.80 per share in cash for an aggregate purchase price of $2.9 billion. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). Orion Power is an electric power generating company that was formed in March 1998 to acquire, develop, own and operate power-generating facilities in certain deregulated wholesale markets in North America. As of March 31, 2002, Orion Power owned 81 power plants with a total net generating capacity of 5,644 MW and two development projects with an additional 804 MW of capacity under construction. For additional information regarding our acquisition of Orion Power, please read Note 5 to the Interim Financial Statements.

     In May 2001, we offered 59.8 million shares of our common stock to the public at an initial public offering (IPO) price of $30 per share and received net proceeds of $1.7 billion. Pursuant to the master separation agreement between Reliant Resources and Reliant Energy (master separation agreement), we used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. As part of its business separation plan, Reliant Energy has publicly disclosed that it intends to restructure its corporate organization into a public utility holding company structure (Reorganization) and to distribute, subject to further governmental and corporate approvals, market and other conditions, all of the shares of Reliant Resources common stock that it owns to its shareholders (Distribution). In December 2001, Reliant Energy's shareholders voted to approve the merger required for the holding company reorganization. Reliant Energy has publicly disclosed its goal to complete the Reorganization and subsequent Distribution as quickly as possible after all the necessary conditions are fulfilled, including receipt of an order from the Securities and Exchange Commission (SEC) granting the required approvals under the Public Utility Holding Company Act of 1935 (1935 Act) and an extension from the IRS for a private letter ruling obtained by Reliant Energy regarding tax-free treatment of the Distribution. Reliant Energy has filed an application with the SEC requesting the required approvals. The IRS private letter ruling is predicated on the completion of the Distribution by April 30, 2002. Reliant Energy has requested an extension of this deadline. Reliant Energy currently expects to complete the Reorganization and Distribution in the summer of 2002. There can be no assurances that the Distribution will be completed as described or within the time period outlined above.

     We may experience changes in our cost structure, funding and operations as a result of our separation from Reliant Energy, including increased costs associated with reduced economies of scale, and increased costs associated with being a publicly traded, independent company. We cannot currently predict, with any certainty, the actual amount of increased costs we may incur, if any.

     The following table provides summary data regarding our consolidated results of operations for the three months ended March 31, 2001 and 2002.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                          THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------
                                                             2001              2002
                                                         ------------      ------------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Operating Revenues .................................     $      8,640      $      7,042
Operating Expenses .................................            8,526             6,876
                                                         ------------      ------------
Operating Income ...................................              114               166
Other Income, net ..................................               23                 6
Interest Expense, net ..............................              (27)              (32)
Income Tax Expense .................................              (31)              (43)
                                                         ------------      ------------
Income Before Cumulative Effect of Accounting Change               79                97
Cumulative Effect of Accounting Change, net of tax .                3                --
                                                         ------------      ------------
Net Income .........................................     $         82      $         97
                                                         ============      ============
Basic and Diluted Earnings Per Share ...............     $       0.34      $       0.33
                                                         ============      ============

Three months ended March 31, 2001 compared to three months ended March 31, 2002

     Net Income. We reported consolidated net income of $82 million ($0.34 per share) for the three months ended March 31, 2001 compared to $97 million ($0.33 per share) for the three months ended March 31, 2002. The 2001 results included a cumulative effect of accounting change of $3 million, net of tax, related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended. For additional discussion of the adoption of SFAS No. 133, please read Note 6 to the Reliant Resources 10-K Notes. The increase in earnings was primarily due to the following:

     - a $100 million pre-tax, non-cash charge incurred in the first quarter of 2001 relating to the redesign of some of Reliant Energy's benefit plans in anticipation of our separation from Reliant Energy; and

     -    a $51 million increase in earnings before interest and income taxes
          (EBIT) from our Retail Energy segment.

     The above items were partially offset by:

     -    a $115 million decrease in EBIT from our Wholesale Energy segment;

     -    a $3 million decrease in EBIT from our European Energy segment; and

     -    a $5 million increase in net interest expense.

     Earnings before Interest and Income Taxes. For an explanation of changes in EBIT, please read the discussion below under "- Earnings Before Interest and Income Taxes by Business Segment."

     Interest Expense. We incurred net interest expense of $27 million during the three months ended March 31, 2001 compared to $32 million in the same period of 2002. The increase in net interest expense of $5 million in 2002 as compared to 2001 resulted primarily from a $15 million increase in interest expense to third parties, net of interest expense capitalized on projects, primarily as a result of higher levels of borrowings related to the acquisition of Orion Power in February 2002 partially offset by a decline in interest rates period to period, and a $7 million decrease in interest income as a result of decreased margin deposits on energy trading and hedging activities. This increase was partially offset by a $17 million decrease in interest expense on debt owed to affiliated companies in the first quarter of 2002 as compared to the first quarter of 2001, primarily due to the conversion into equity of $1.7 billion of debt owed to Reliant Energy and its subsidiaries in connection with the completion of the IPO in May 2001 and the advancement of excess cash from the IPO to a subsidiary of Reliant Energy.

     Income Tax Expense. During the three months ended March 31, 2001 and 2002, our effective tax rate was 28.2% and 30.7%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $7.4 million for the three months ended March 31, 2001. These items primarily related to income earned by REPGB and were partially offset by nondeductible goodwill, state income taxes and valuation allowances. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $6.1 million for the three months ended March 31, 2002. These items primarily related to one-month of income earned by REPGB as REPGB is reported on a one-month lag basis and reductions in tax reserves partially offset by certain foreign losses not tax benefited and state income taxes. In 2001, the earnings of REPGB were subject to a zero percent Dutch corporate income tax rate as a result of the Dutch tax holiday related to the Dutch electricity industry. In 2002, European Energy's earnings in the Netherlands will be subject to the standard Dutch corporate income tax rate, which is currently 34.5%.

          EARNINGS BEFORE INTEREST AND INCOME TAXES BY BUSINESS SEGMENT

     The following table presents EBIT for each of our business segments for the three months ended March 31, 2001 and 2002. EBIT represents earnings (loss) before interest expense, interest income and income taxes. EBIT, as defined, is shown because it is a widely accepted measure of financial performance used by some analysts and investors to analyze and compare companies on the basis of operating performance. It is not defined under accounting principles generally accepted in the United States of America (GAAP), and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Additionally, our computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion. For a reconciliation of our operating income to EBIT and EBIT to net income, please read Note 13 to our Interim Financial Statements.

                                  THREE MONTHS ENDED MARCH 31,
                                  ----------------------------
                                      2001            2002
                                   ----------      ----------
                                         (IN MILLIONS)
Wholesale Energy .............     $      229      $      114
European Energy ..............             21              18
Retail Energy ................             (3)             48
Other Operations .............           (110)             (8)
                                   ----------      ----------
    Total Consolidated .......     $      137      $      172
                                   ==========      ==========

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

     For information regarding factors that may affect the future results of operations of Wholesale Energy, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations" in the Reliant Resources Form 10-K, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of Wholesale Energy for the three months ended March 31, 2001 and 2002.

                                                                    WHOLESALE ENERGY
                                                              ---------------------------
                                                              THREE MONTHS ENDED MARCH 31,
                                                              ---------------------------
                                                                  2001           2002
                                                               ----------     ----------
                                                                     (IN MILLIONS)
Operating Revenues .......................................     $    8,362     $    5,533
Operating Expenses:
  Fuel and Cost of Gas Sold ..............................          5,654          2,732
  Purchased Power ........................................          2,316          2,474
  Operation and Maintenance ..............................             71            102
  General, Administrative and Development ................             64             67
  Depreciation and Amortization ..........................             41             50
                                                               ----------     ----------
    Total Operating Expenses .............................          8,146          5,425
                                                               ----------     ----------
Operating Income .........................................            216            108
                                                               ----------     ----------
Other Income:
Income of equity investment of unconsolidated subsidiaries             13              4
Other, net ...............................................             --              2
                                                               ----------     ----------
Earnings Before Interest and Income Taxes ................     $      229     $      114
                                                               ==========     ==========

Operations Data:
  Electricity Wholesale Power Sales
    (in thousand MWh (1)) ................................         55,994        120,534
  Natural Gas Sales (in Bcf (2)) .........................            767          1,017

----------
(1)  Megawatt hours.
(2)  Billion cubic feet.

     Wholesale Energy's EBIT decreased by $115 million for the three months ended March 31, 2002 compared to the same period in 2001. The decrease in EBIT is primarily due to decreases in gross margin (revenues less fuel and cost of gas sold and purchased power), increases in operating expenses and decreases in other income as further discussed below. These decreases in EBIT were partially offset by changes in the provisions related to energy sales in California. In the first quarter of 2002, $33 million of a previously accrued credit provision for energy sales in California was reversed. The reversal resulted from collections of outstanding receivables during the period coupled with a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the California Power Exchange. In the first quarter of 2001, Wholesale Energy recorded a $38 million provision against receivable balances related to energy sales in the West region.

     Wholesale Energy's revenues decreased by $2.8 billion (34%) in the first quarter of 2002 compared to the same period in 2001. The decreased revenues were primarily due to decreased prices for natural gas sales (approximately $4.5 billion) and decreased prices for power sales (approximately $3.7 billion) compared to 2001. These decreases in revenues were partially offset by increased volumes for natural gas (approximately $1.7 billion) and increased volumes for power sales (approximately $3.6 billion). Wholesale Energy's cost of gas sold and fuel and purchased power decreased by $2.8 billion in the first quarter of 2002, largely due to decreased prices for natural gas and purchased power compared to 2001. These decreases in cost of gas sold and fuel and purchased power were partially offset by increased volumes for natural gas and purchased power.

     Wholesale Energy's gross margins decreased by $65 million in the first quarter of 2002 compared to the same period in 2001 primarily due to decreased margins from both our power generation operations and our trading and marketing activities, partially offset by changes in provisions related to energy sales in California totaling $71 million, as discussed above. Margins on power sales from our generation facilities, decreased by $158 million partially offset by $87 million from the Orion Power acquisition that closed in February 2002. Favorable market conditions in the first three months of 2001 in the West region resulting from a combination of factors, including reduction in available hydroelectric generation resources, increased demand and decreased electric imports, positively impacted Wholesale Energy's operating margins. We do not expect these favorable conditions to return in 2002 in the West region, as we are now subject to FERC price mitigation controls. Trading and marketing gross margins decreased $66 million from $113 million in 2001 to $47 million in 2002 primarily as a result of natural gas and power trading activities. Higher natural gas and power volatility levels provided for greater trading opportunities in the first quarter of 2001 compared to the first quarter of 2002, particularly in the West region.

     The following table provides further summary data regarding gross margins by commodity of Wholesale Energy for the three months ended March 31, 2001 and 2002.

                                  THREE MONTHS ENDED MARCH 31,
                                  ----------------------------
                                      2001           2002
                                   ----------     ----------
                                         (IN MILLIONS)
Gas revenues .................     $    5,290     $    2,490
Power revenues ...............          3,055          3,039
Other commodity revenues .....             17              4
                                   ----------     ----------
  Total revenues .............          8,362          5,533
                                   ----------     ----------
Cost of gas sold .............          5,211          2,437
Fuel and purchased power .....          2,749          2,764
Other commodity costs ........             10              5
                                   ----------     ----------
  Total cost of sales ........          7,970          5,206
                                   ----------     ----------
  Gross margin ...............     $      392     $      327
                                   ==========     ==========

     Operation and maintenance expenses for Wholesale Energy increased $31 million in the first quarter of 2002 compared to the same period in 2001, primarily due to $35 million of operation and maintenance expenses of generating plants related to the Orion Power acquisition in February 2002. General, administrative and development expenses increased $3 million in the first quarter of 2002 compared to the same period in 2001, primarily due to higher administrative costs to support growing wholesale commercial activities, including Orion Power.

     Depreciation and amortization expense increased by $9 million in the first quarter of 2002 compared to the same period in 2001 primarily as a result of depreciation expense related to our Orion Power plants, and other generating plants placed into service during 2001, partially offset by a decrease in amortization of air emissions regulatory allowances of $21 million. For the three months ended March 31, 2001, Wholesale Energy recorded $1 million in amortization expense related to goodwill. For information regarding the cessation of goodwill amortization, please read Note 2(q) to the Reliant Resources 10-K Notes and Note 6 to our Interim Financial Statements.

     Our Wholesale Energy segment reported income from equity investments for the three months ended March 31, 2002 of $4 million compared to $13 million in the same period in 2001. The equity income in both periods primarily resulted from an investment in an electric generation plant in Boulder City, Nevada. The equity income related to our investment in the plant declined primarily due to reduced power prices realized by the project company in 2002.

     For information regarding the reserve against receivables and uncertainties in the California wholesale energy market, please read Notes 11(a) and 11(d) to our Interim Financial Statements.

EUROPEAN ENERGY

     European Energy generates and sells power from its generation facilities in the Netherlands and participates in the emerging wholesale energy trading and power origination industry in Northwest Europe.

     For additional information regarding factors that may affect the future results of operations of European Energy, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our European Energy Operations" in the Reliant Resources Form 10-K, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of European Energy for the three months ended March 31, 2001 and 2002.

                                                   EUROPEAN ENERGY
                                             ---------------------------
                                             THREE MONTHS ENDED MARCH 31,
                                             ---------------------------
                                                 2001           2002
                                              ----------     ----------
                                                   (IN MILLIONS)
Operating Revenues ......................     $      248     $      535
Operating Expenses:
  Fuel ..................................            101             80
  Purchased Power .......................             81            391
  Operation and Maintenance .............             20             31
  General and Administrative ............              9              4
  Depreciation and Amortization .........             19             13
                                              ----------     ----------
    Total Operating Expenses ............            230            519
                                              ----------     ----------
Operating Income ........................             18             16
                                              ----------     ----------
Other income, net .......................              3              2
                                              ----------     ----------
Earnings Before Interest and Income Taxes     $       21     $       18
                                              ==========     ==========

Electricity (in thousand MWh):
  Wholesale Sales .......................          3,765          4,565
  Trading Sales .........................          3,010         15,079

     European Energy's EBIT decreased $3 million for the three months ended March 31, 2002 compared to the same period in 2001. ..

     European Energy's operating revenues increased $287 million for the first quarter of 2002 compared to the same period in 2001. The increase was primarily due to increased trading volumes associated with our participation in the Dutch, Scandinavian, German, Austrian and United Kingdom power markets, fuels trading and to a lesser extent increased volumes of electric generation sales, which increased 21% in the first quarter of 2002 compared to the same period in 2001. The increase in revenues due to increases in volumes related to trading and power generation sales were partially offset by decreases in power prices, which decreased approximately 13% period to period. Fuel and purchased power costs increased $289 million in the first quarter of 2002 compared to the same period in 2001 primarily due to increased purchased power for trading activities, certain non-recurring costs related to out-of-market contracts totaling $4 million, and to a lesser extent increased fuel costs due to increased output from our generating facilities. Partially offsetting the increase in fuel costs was a $19 million gain related to changes in the valuation of certain out-of-market contracts in the first quarter of 2002 recorded in fuel expense. For further discussion of these out-of-market contracts, please read Notes 6 and 13(f) to the Reliant Resources 10-K Notes and Note 11(e) to our Interim Financial Statements.

     Gross margins (revenues less fuel and purchased power) decreased $2 million in the first quarter of 2002 compared to the same period in 2001 primarily due to decreased margins from (a) ancillary services of $3 million, (b) district heating sales of $4 million, and (c) other changes in power generation gross margins totaling $8 million primarily due to reduced power prices and increased fuel and fuel-related costs in 2002 compared to 2001. In addition, the first quarter of 2001 results included activity under a protocol agreement under which the Dutch generators provided capacity and energy to distributors in exchange for regulated production payments. Further contributing to the decline in gross margins were unscheduled plant outages at certain of our electric generating facilities in the first quarter of 2002. We estimate that these unplanned outages resulted in losses of approximately $7 million. A $19 million net gain recognized in fuel expense related to the changes in valuation of certain out-of-market contracts partially offset the overall decline in gross margin. In addition, trading and power origination gross margins increased by $2 million from $1 million in the first quarter of 2001 compared to $3 million in the first quarter of 2002, primarily due to a significant increase in power trading volumes and trading origination transactions.

     Operation and maintenance and general and administrative expenses increased by $6 million for the three months ended March 31, 2002 compared to the same period in 2001. These expenses increased primarily due to the reversal of an accrual for environmental tax subsidies receivable in 2001 of $4 million and a $2 million accrual recorded in the first quarter of 2002 for environmental expenditures.

     Depreciation and amortization expenses decreased during the first quarter of 2002 compared to the same period in 2001 primarily due to the cessation of goodwill amortization effective January 1, 2002. During the three months ended March 31, 2001, European Energy recorded $6 million in amortization expense related to goodwill. For additional discussion regarding the cessation of goodwill amortization, please read Note 2(q) to the Reliant Resources 10-K Notes and Note 6 to our Interim Financial Statements.

     Other non-operating income primarily relates to the amortization of the deferred gains related to cross border lease transactions. In addition, during the first quarter of 2002, European Energy recognized a gain of $1 million related to the termination of certain cross border lease agreements. For additional information regarding these cross border lease transactions, please read Note 13(d) to the Reliant Resources 10-K Notes.

RETAIL ENERGY

     Our Retail Energy segment provides energy products and services to end-use customers, ranging from residential and small commercial customers to large commercial, industrial and institutional customers. In addition, Retail Energy provided billing, customer service, credit and collection and remittance services to Reliant Energy's regulated electric utility and two of its natural gas distribution divisions. The service agreement governing these services terminated on December 31, 2001. Retail Energy charged the regulated electric and natural gas utilities for these services at cost. We acquired approximately
1.7 million electric retail customers in the Houston metropolitan area when the Texas market opened to full competition in January 2002. During the first half of 2002, the Texas electric retail market will be largely focused on the extensive efforts necessary to transition customers from the utilities to the affiliated retail electric providers.

     For additional information regarding factors that may affect the future results of operations of Retail Energy, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Retail Energy Operations" in the Reliant Resources Form 10-K, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of Retail Energy for the three months ended March 31, 2001 and 2002.

                                                             RETAIL ENERGY
                                                      ----------------------------
                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          2001            2002
                                                       ----------      ----------
                                                             (IN MILLIONS)
Operating Revenues ...............................     $       27      $      979
Operating Expenses:
  Fuel and Purchased Power .......................             --             843
  Operation and Maintenance ......................             23              49
  General and Administrative .....................              5              34
  Depreciation and Amortization ..................              2               5
                                                       ----------      ----------
    Total Operating Expenses .....................             30             931
                                                       ----------      ----------
Operating (Loss) Income ..........................             (3)             48
                                                       ----------      ----------
Other, net .......................................             --              --
                                                       ----------      ----------
(Loss) Earnings Before Interest and Income Taxes .     $       (3)     $       48
                                                       ==========      ==========

Operations Data
  Electric Sales (gigawatt-hours (GWh)):
    Residential ..................................                          3,155
    Small commercial .............................                          3,287
    Large commercial, industrial and institutional                          4,395
                                                                       ----------
      Total ......................................                         10,837
                                                                       ==========

  Customers (in thousands, metered locations):
    Residential ..................................                          1,463
    Small commercial .............................                            213
    Large commercial, industrial and institutional                             17
                                                                       ----------
      Total ......................................                          1,693
                                                                       ==========

     Our Retail Energy segment's EBIT increased $51 million in the first quarter of 2002 compared to the same period in 2001. The increase in EBIT was primarily due to increased gross margins (revenues less fuel and purchased power) related to retail electric sales to residential and small commercial customers and to a lesser extent retail electric sales to large commercial, industrial and institutional customers due to the Texas retail market opening to full competition in January 2002. The increase in gross margins was partially offset by increased operating expenses as further discussed below.

     Operating revenues increased $952 million in the first quarter of 2002 compared to the same period in 2001, due to revenues of $730 million from retail electric sales in the Texas retail market which opened to full competition in January 2002. Trading activities related to the selling of energy in Texas contributed to $235 million of the increase in revenues. Cost of sales increased $843 million due to costs of $609 million associated with the retail electric sales and $234 million associated with trading activities. Our Wholesale Energy segment purchases and manages Retail Energy's wholesale energy supply requirements to fulfill its retail energy commitments. The Wholesale Energy segment charges Retail Energy for its energy supply requirements at its actual cost and charges an administrative fee for such services. During the first quarter of 2002, Wholesale Energy charged an administrative fee of $2 million for such services which is recorded in general and administrative expenses.

     Our Retail Energy segment's gross margins increased $109 million in the first quarter of 2002 compared to the same period in 2001 primarily due to increased margins of $127 million from retail electric sales. Contracted energy sales to large commercial, industrial and institutional customers are accounted for under the mark-to-market method of accounting. These energy contracts are recorded at fair value in revenues upon contract execution. The net changes in their market values are recognized in the income statement in revenues in the period of the change. Mark-to-market gains related to these contracts were $5.5 million in the first quarter of 2002 compared to $3.6 million in the same period in 2001. For information regarding the accounting for contracted energy sales to large commercial, industrial and institutional customers, please read Notes 2(d) and 6 to the Reliant Resources 10-K Notes.

     In addition, in the first quarter of 2001, $13 million of revenues was recorded for billing, customer service, credit and collection and remittance services charged to Reliant Energy's regulated electric utility and two of its natural gas distribution divisions. The associated costs are included in operation expenses and general and administrative expenses. The service agreement governing these services terminated on December 31, 2001.

     Operations and maintenance expenses and general and administrative expenses increased $55 million in the first quarter of 2002 compared to the same period in 2001, primarily due to (a) increased gross receipts taxes of $14 million, (b) personnel and employee related costs and other administrative costs of $26 million due to the Texas retail market opening to full competition in January 2002, (c) increased bad debt reserves of $10 million associated with increased retail electric sales and (d) increased marketing costs of $5 million due to the Texas retail market opening to full competition.

     Depreciation and amortization expense increased $3 million in the first quarter of 2002 compared to the same period in 2001 primarily due to depreciation of information systems developed and placed in service to meet the needs of our retail businesses. In addition, for the three months ended March 31, 2001, Retail Energy recorded $1 million in amortization expense related to goodwill. For information regarding the cessation of goodwill amortization, please read Note 2(q) to the Reliant Resources 10-K Notes and Note 6 to our Interim Financial Statements.

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

     The Electric Reliability Council of Texas (ERCOT) independent system operator (ERCOT ISO) is the independent system operator responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that information relating to a customer's choice of retail electric provider is conveyed in a timely manner to anyone needing the information. Problems in the flow of information between the ERCOT ISO, the transmission and distribution utility and the retail electric providers have resulted in delays in switching and billing customers. While the flow of information is improving, operational problems in the new systems and processes are still being worked out.

     The ERCOT ISO is also responsible for handling scheduling and settlement for all electricity supply volumes in the Texas deregulated electricity market. In addition, the ERCOT ISO plays a vital role in the collection and dissemination of metering data from the transmission and distribution utilities to the retail electric providers. We and other retail electric providers schedule volumes based on forecasts. As part of settlement, the ERCOT ISO communicates the actual volumes delivered compared to the forecast volumes scheduled. The ERCOT ISO calculates an additional charge or credit based on the difference between the actual and forecast volumes, based on a market clearing price for the difference. Settlement charges also include allocated costs such as unaccounted-for energy. Preliminary settlement information is due from ERCOT within two months after electricity is delivered. Final settlement information is due from ERCOT six months after electricity is delivered. As a result, we must record our supply costs using scheduled supply volumes and adjust those costs upon receipt of settlement information.

     The Public Utility Commission of Texas (Texas Utility Commission) regulations allow us to adjust the fuel factor in our price to beat to our Houston residential and small commercial customers based on the percentage change in the price of natural gas. In addition, we may also request an adjustment as a result of changes in the price of purchased energy. On May 2, 2002, we filed a request with the Texas Utility Commission to increase the fuel factor in our price to beat. Our price to beat was initially set by the Texas Utility Commission in November 2001 at the then average forward 12 month gas price strip of approximately $3.11/mmbtu. Since the initial setting, the market price of natural gas has increased 20% to $3.73/mmbtu during April. The earliest the new price to beat could go into effect would be June 17, 2002.

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

     The following table provides summary data, including EBIT, of Other Operations for the three months ended March 31, 2001 and 2002.

                                                   OTHER OPERATIONS
                                             ---------------------------
                                             THREE MONTHS ENDED MARCH 31,
                                             ---------------------------
                                                 2001            2002
                                              ----------      ----------
                                                    (IN MILLIONS)
Operating Revenues ......................     $        3      $        2
Operating Expenses:
  Operation and Maintenance .............              4               3
  General, Administrative and Development            114               2
  Depreciation and Amortization .........              2               3
                                              ----------      ----------
    Total Operating Expenses ............            120               8
                                              ----------      ----------
Operating Loss ..........................           (117)             (6)
                                              ----------      ----------
Other Income (Expense):
  Gain from investments, net ............              6               3
  Other, net ............................              1              (5)
                                              ----------      ----------
Loss Before Interest and Income Taxes ...     $     (110)     $       (8)
                                              ==========      ==========

     Other Operation's loss before interest and income taxes declined by $102 million for the three months ended March 31, 2002 compared to the same period in 2001. The decline in loss before interest and income taxes is primarily due to a pre-tax non-cash charge of $100 million recorded in the first quarter of 2001 relating to the redesign of some of Reliant Energy's benefit plans in anticipation of our separation from Reliant Energy. In addition, our Communications business operating loss decreased $5 million for the three months ended March 31, 2002 compared to the same period in 2001. This was partially offset by a $6 million accrual for investment bank services recorded in other expense. For additional information about the benefit charge noted above, please read Note 12 to our Interim Financial Statements.

                        TRADING AND MARKETING OPERATIONS

     We trade and market power, natural gas and other energy-related commodities and provide related risk management services to our customers. We apply mark-to-market accounting for all of our energy trading, marketing, power origination and risk management services activities. For information regarding mark-to-market accounting, please read Notes 2(d) and 6(a) to the Reliant Resources 10-K Notes and Note 1 to our Interim Financial Statements. These trading activities consist of:

     - the domestic energy trading, marketing, power origination and risk management services operations of our Wholesale Energy segment;

     - the European energy trading and power origination operations of our European Energy segment; and

     - the large commercial, industrial and institutional customers under retail electricity contracts of our Retail Energy segment.

     Our domestic and European energy trading and marketing operations enter into derivative transactions with goals of optimizing our current power generation asset position and taking a market position.

     Our realized and unrealized trading, marketing and risk management services margins are as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                        2001           2002
                                                     ----------     ----------
                                                           (IN MILLIONS)
Realized .......................................     $      102     $       76
Unrealized .....................................             16            (20)
                                                     ----------     ----------
Total ..........................................     $      118     $       56
                                                     ==========     ==========

     Below is an analysis of our net trading and marketing assets and liabilities for 2002 (in millions):

Fair value of contracts outstanding at December 31, 2001 .............................     $      218
Fair value of new contracts when entered into during the period ......................             20
Contracts realized or settled during the period ......................................            (76)
Changes in fair values attributable to changes in valuation techniques and assumptions             --
Changes in fair value attributable to market price and other market changes ..........             41
                                                                                           ----------
  Fair value of contracts outstanding at March 31, 2002 ..............................     $      203
                                                                                           ==========

     During the three months ended March 31, 2002, our Retail Energy segment entered into contracts with large commercial, industrial and institutional customers ranging from one-half to four years in duration. We recorded a $20 million dealer profit upon the origination of these contracts. The dealer profit was determined by comparing the contractual pricing to the market price for the retail energy delivery and applying the estimated volumes under the provisions of these contracts. This calculation involves estimating the customer's anticipated load volume, and using the forward ERCOT over-the-counter (OTC) commodity prices, adjusted for the customer's anticipated load pattern. Load characteristics in the valuation model include: the customer's expected hourly electricity usage profile, the potential variability in the electricity usage profile (due to weather or operational uncertainties), and the electricity usage limits included in the customer's contract. In addition, estimates include anticipated delivery costs, such as regulatory and transmission charges, electric line losses, ERCOT system operator administrative fees and other market interaction charges, estimated credit risk and administrative costs to serve. The weighted-average duration of these transactions is approximately twenty months.

     Below are the maturities of our contracts related to our trading and marketing assets and liabilities as of March 31, 2002 (in millions):

                                                   FAIR VALUE OF CONTRACTS AT MARCH 31, 2002
                               ---------------------------------------------------------------------------------
                                                                                          2007 AND    TOTAL FAIR
SOURCE OF FAIR VALUE            2002        2003        2004        2005        2006     THEREAFTER     VALUE
--------------------------     ------      ------      ------      ------      ------    ----------   ----------
Prices actively quoted ...     $  (18)     $    5      $  (10)     $   --      $   --      $   --       $ (23)
Prices provided by other
  external sources .......        158          80          12           5           8          --         263
Prices based on models and
  other valuation methods         (14)        (35)          1          (6)         (2)         19         (37)
                               ------      ------      ------      ------      ------      ------       -----
Total ....................     $  126      $   50      $    3      $   (1)     $    6      $   19       $ 203
                               ======      ======      ======      ======      ======      ======       =====

     The "prices actively quoted" category represents our New York Mercantile Exchange (NYMEX) futures positions in natural gas and crude oil. At March 31, 2002, NYMEX had quoted prices for natural gas and crude oil for the next 60 and 36 months, respectively.

     The "prices provided by other external sources" category represents our forward positions in natural gas and power at points for which OTC broker quotes are available. On average, OTC quotes for natural gas and power extend 60 and 36 months into the future, respectively. We value these positions against internally developed forward market price curves that are constantly validated and recalibrated against OTC broker quotes. This category also includes some transactions whose prices are obtained from external sources and then modeled to hourly, daily or monthly prices, as appropriate.

     The "prices based on models and other valuation methods" category contains
(a) the value of our valuation adjustments for liquidity, credit and administrative costs, (b) the value of options not quoted by an exchange or OTC broker, (c) the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, and (d) the value of structured transactions. In certain instances structured transactions can be composed and modeled by us as simple forwards and options based on prices actively quoted. Options are typically valued using Black-Scholes option valuation models. Although the valuation of the simple structures might not be different from the valuation of contracts in other categories, the effective model price for any given period is a combination of prices from two or more different instruments and therefore has been included in this category due to the complex nature of these transactions.

     The fair values in the above table are subject to significant changes based on fluctuating market prices and conditions. Changes in the assets and liabilities from trading, marketing, power origination and price risk management services result primarily from changes in the valuation of the portfolio of contracts, newly originated transactions and the timing of settlements. The most significant parameters impacting the value of our portfolio of contracts include natural gas and power forward market prices, volatility and credit risk. For the Retail Energy sales discussed above, significant variables affecting contract values also include the variability in electricity consumption patterns due to weather and operational uncertainties (within contract parameters). Market prices assume a normal functioning market with an adequate number of buyers and sellers providing market liquidity. Insufficient market liquidity could significantly affect the values that could be obtained for these contracts, as well as the costs at which these contracts could be hedged. Please read "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Reliant Resources Form 10-K for further discussion and measurement of the market exposure in the trading and marketing businesses and discussion of credit risk management.

     For additional information, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Price Volatility," and " - Risks Associated with Our Hedging and Risk Management Activities" in Item 7 of the Reliant Resources Form 10-K.

     For a description of accounting policies for our trading and marketing activities, please read Notes 2(d) and 6 to the Reliant Resources 10-K Notes.

     We seek to monitor and control our trading risk exposures through a variety of processes and committees. For additional information, please read "Quantitative and Qualitative Disclosures About Market Risk - Risk Management Structure" in Item 7A of the Reliant Resources Form 10-K.

                  CERTAIN FACTORS AFFECTING OUR FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings" in the Reliant Resources Form 10-K, which is incorporated herein by reference. For additional information regarding (a) the California wholesale market and related litigation, please read Notes 11(a) and 11(d) to our Interim Financial Statements, and (b) Dutch stranded costs, please read Note 11(e) to our Interim Financial Statements.

                               FINANCIAL CONDITION

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2001 and 2002.

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                     2001            2002
                                                  ----------      ----------
                                                        (IN MILLIONS)
Cash provided by (used in):
   Operating activities .....................     $       60      $      405
   Investing activities .....................           (272)         (3,127)
   Financing activities .....................            152           2,861

    Net cash provided by operating activities during the three months ended March 31, 2002 increased by $345 million compared to the same period 2001. This increase was primarily due to (a) reductions in lease prepayments related to the REMA sale-leaseback agreements (please see Note 11(h) to our Interim Financial Statements for a discussion of the sale-leaseback transactions), (b) decreased restricted cash related to our REMA operations and our Orion Power operations partially offset by restricted escrow funds related to the settlement of an indemnity agreement for certain energy obligations (please see Note 11(e) to our Interim Financial Statements), (c) $142 million of collateral deposits related to an equipment financing structure returned to us in 2002 (please see Note 11(g) to our Interim Financial Statements), (d) reductions in cash outflows for accounts payable offset by an increase in accounts receivable and net intercompany accounts receivable, (e) cash flows provided by our Retail Energy segment for retail sales in the first quarter of 2002 due to the Texas retail market opening to full competition in January 2002, and (f) other changes in working capital. These items were partially offset by decreased cash flows provided by our Wholesale Energy segment in the first quarter of 2002 compared to the same period in 2001 as a result of decreased operating income.

     Net cash used in investing activities during the three months ended March 31, 2002 increased $2.9 billion compared to the same period in 2001, primarily due to funding the acquisition of Orion Power for $2.9 billion on February 19, 2002, partially offset by a decrease in capital expenditures related to the construction of domestic power generation projects during the three months ended March 31, 2002.

     Cash flows provided by financing activities during the three months ended March 31, 2002 increased $2.7 billion compared to the same period in 2001, primarily due to an increase in short-term borrowings used to fund the acquisition of Orion Power , partially offset by a decrease in borrowings from Reliant Energy.

FUTURE SOURCES AND USES OF CASH FLOWS

     Credit Facilities. As of March 31, 2002, the Company had $8.2 billion in committed credit facilities, including facilities of subsidiaries of Reliant Energy Power Generation, Inc. (REPG), Orion Power and REPGB, of which $1.9 billion remained unused. Credit facilities aggregating $5.4 billion were unsecured. As of March 31, 2002, letters of credit outstanding under these facilities aggregated $571 million. As of March 31, 2002, borrowings of $5.8 billion were outstanding under these facilities of which $591 million were classified as long-term debt, based upon the availability of committed credit facilities and management's intention to maintain these borrowings in excess of one year.

     Of the committed credit facilities described above, $6.3 billion will expire by March 31, 2003. To the extent that we still need these facilities, we expect to be able to renew or replace them on normal commercial terms prior to their expiration.

     As a result of the Orion Power acquisition, our consolidated debt obligations increased by the amount of Orion Power's debt obligations of $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants) as of February 19, 2002. For additional information regarding these debt obligations, please read Note 8 to our Interim Financial Statements.

     Liquidity Concerns. As of March 31, 2002, we have $2.8 billion of committed credit facilities which will expire in 2002. To the extent that we continue to need access to this amount of committed credit, we expect to extend or replace these facilities. The credit environment currently impacting our industry may require our future facilities to include terms that are more restrictive or burdensome or at higher borrowing rates than those of our current facilities. In addition, the terms of any new credit facilities may be adversely affected by any delay in the date of the Distribution. For a discussion of other factors affecting our sources of cash and liquidity, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Reliant Resources Form 10-K, which is incorporated herein by reference, and Note 8 to our Interim Financial Statements.

     Orion Power and its Subsidiaries Credit Facilities. The Orion Credit Agreements contain various business and financial covenants requiring Orion NY or Orion MidWest to, among other things, maintain a debt service coverage ratio of at least 1.5 to 1.0. For the three months ended March 31, 2002, Orion MidWest did not meet its debt service coverage ratio, and alternatively made a $25 million prepayment on March 22, 2002, as permitted by the MidWest Credit Agreement in order to maintain compliance. Orion MidWest may not be able to meet this debt service coverage ratio for the quarter ending June 30, 2002. It is our current intention to arrange for the repayment, refinancing or amendment of these facilities prior to June 30, 2002. If the MidWest Credit Agreement facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, we believe that we will be able to obtain such a waiver. However, we currently have no assurance that we will be able to obtain such a waiver or amendment from the lender group if required under the MidWest Credit Agreement.

     The senior credit facility of Orion Power contains various business and financial covenants that require Orion Power to, among other things, maintain a debt service coverage ratio of at least 1.4 to 1.0. Orion Power did not meet the debt service coverage ratio for the quarter ended March 31, 2002. In the event that Orion Power is unable to meet this financial covenant for a second consecutive fiscal quarter it would constitute a default under its credit facility. It is our current intention to arrange for the repayment, refinancing or amendment of this facility prior to June 30, 2002. If this facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, we believe that we will be able to obtain such a waiver. However, we currently have no assurance that we will be able to obtain such a waiver or amendment from the lender groups if required under this credit facility.

     For additional information regarding Orion Power and its subsidiaries' debt obligations, please read Note 8 to our Interim Financial Statements.

     California Trade Receivables. As of March 31, 2002, the Company was owed a total of $267 million by the Cal ISO, the Cal PX, the CDWR, and California Energy Resources Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through March 31, 2002. From March 31, 2002 through May 10, 2002, the Company has collected $3 million of these receivable balances. As of March 31, 2002, we had a pre-tax provision of $35 million against these receivable balances. For additional information regarding uncertainties in the California wholesale market, please read Notes 11(a) and 11(d) to our Interim Financial Statements and Notes 13(e) and 13(i) to the Reliant Resources 10-K Notes.

     Acquisition of Orion Power Holdings, Inc. On February 19, 2002, we acquired all of the outstanding shares of common stock of Orion Power for $26.80 per share in cash for an aggregate purchase price of $2.9 billion. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). We funded the purchase of Orion Power with a $2.9 billion credit facility and $41 million of cash on hand.

     Generating Projects. As of March 31, 2002, we had five generating facilities under construction. Total estimated costs of constructing these facilities are $1.5 billion. As of March 31, 2002, we had incurred $1.1 billion of the total projected costs of these projects, which were funded primarily from equity and debt facilities. Of this $1.1 billion, $315 million had been incurred by Orion Power related to two of these projects as of February 19, 2002. In addition, we have commitments to purchase additional power generation equipment, consisting of steam and combustion turbines and heat recovery steam generators, for a total estimated cost of $697 million, with a remaining commitment of $533 million. We are actively attempting to market this equipment, having determined that it is in excess of our current needs. In addition to these facilities, we are constructing facilities as construction agents under the construction agency agreements, which permit us to lease or buy each of these facilities at the conclusion of their construction.

     Construction Agency Agreement and Equipment Financing Structure. In 2001, we, through several of our subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. These special purpose entities are not consolidated by us. For information regarding these transactions, please read Note 11(g) to our Interim Financial Statements. In addition, we, through our subsidiary, REPG, have entered into an agreement with a bank whereby the bank, as owner, entered or will enter into contracts for the purchase and construction of power generation equipment and REPG, or its subagent, acts as the bank's agent in connection with administering the contracts for such equipment.

     Payment to Reliant Energy. To the extent that our price for providing retail electric service to residential and small commercial customers in Reliant Energy's Houston service territory during 2002 and 2003, which price is mandated by the Texas electric restructuring law, exceeds the market price of electricity, we may be required to make a payment to Reliant Energy in early 2004 unless the Texas Utility Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within Reliant Energy's electric utility's Houston service territory as of January 1, 2002 is committed to be served by retail electric providers other than us. For additional information regarding this payment, please read Note 11(f) to our Interim Financial Statements.

     Treasury Stock Purchases. On December 6, 2001, our Board of Directors authorized us to purchase up to 10 million additional shares of our common stock through June 2003. Purchases will be made on a discretionary basis in the open market or otherwise at times and in amounts as determined by management subject to market conditions, legal requirements and other factors. Since the date of this authorization through May 10, 2002, we have not purchased any shares of our common stock under this program.

     Credit Ratings. Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing and the execution of our commercial strategies. As of May 17, 2002, our credit ratings for our senior unsecured debt were as follows:

DATE ASSIGNED          RATING AGENCY              RATING
-------------          -------------              ------

March 22, 2002         Moody's(1)                 Baa3, review for potential downgrade
February 14, 2002      Fitch(2)                   BBB, Rating Watch Negative
March 21, 2002         Standard & Poor's(3)       BBB, Credit Watch with negative implications

----------
(1) On May 13, 2002, Moody's placed us on review for potential downgrade. Moody's action was in response to our decision to cancel a private placement of $500 million of debt securities on May 10, 2002, in order to review the financial or other implications of certain trading transactions (see discussion in Note 1 to our Interim Financial Statements).
(2) On May 17, 2002, Fitch placed our ratings on Rating Watch Negative. Fitch's rating action primarily related to the continuing adverse impact on our financial flexibility resulting from the negative market reaction to our recent disclosure of certain trading transactions (see discussion in Note 1 to our Interim Financial Statements).
(3) On May 13, 2002, Standard & Poor's placed our ratings on Credit Watch with negative implications, reflecting the concern that a lack of market confidence or the risk that another rating agency would lower our ratings to non-investment grade could create liquidity issues as counterparties demand increased collateral to maintain trading relationships.

     We cannot assure you that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by such rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms, including our ability to refinance debt obligations as they mature. Our financial flexibility would likewise be reduced as a result of restrictive covenants and other terms that are typically imposed on non-investment grade borrowers.

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

     Furthermore, if our credit ratings decline below an investment grade credit rating, our trading partners may refuse to trade with us or trade only on terms less favorable to us. As of March 31, 2002, we had $66 million of margin deposits on energy trading and hedging activities posted as collateral with counterparties. As of March 31, 2002, we had $1.6 billion available under our credit facilities to satisfy future commodity obligations.

      In addition, certain of our retail electricity contracts with large commercial, industrial and institutional customers of our Retail Energy segment provide the customers the ability to terminate their contracts early upon the occurrence of our credit ratings for our unsecured debt ratings falling below investment grade or if our investment grade rating is withdrawn entirely by a rating agency.

     Termination of Debt Offering. On May 10, 2002, we canceled our $500 million, ten-year debt private placement when we became aware subsequent to the pricing of the debt offering, that we had likely engaged in round trip trades. See Note 1 to our Interim Financial Statements for more information regarding round trip trades.

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

OFF-BALANCE SHEET TRANSACTIONS

     Construction Agency Agreements. In 2001, we, through several of our subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities are not consolidated by us. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion of which the last $1.1 billion is currently available only if cash collaterized. The availability of the commitment is subject to satisfaction of various conditions, including the obligation to provide cash collateral for the loans and letters of credit outstanding on November 29, 2004. We, through several of our subsidiaries, act as construction agent for the special purpose entities and are responsible for completing construction of these projects by December 31, 2004, but we have generally limited our risk during construction to an amount not in excess of 89.9% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, our subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If we do not exercise our option to lease any project upon its completion, we must purchase the project or remarket the project on behalf of the special purpose entities. Our ability to exercise the lease option is subject to certain conditions. We must guarantee that the Investors will receive an amount at least equal to 89.9% of their investment in the equipment in the case of a remarketing sale at the end of construction. At the end of an individual project's initial operating lease term (approximately five years from construction completion), our subsidiary lessees have the option to extend the lease with the approval of Investors, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of an amount not to exceed 85% of the project cost, if the proceeds from remarketing are not sufficient to repay the Investors. We have guaranteed the performance and payment of our subsidiaries' obligations during the construction periods and, if the lease option is exercised, each lessee's obligations during the lease period. At any time during the construction period or during the lease, we may purchase a facility by paying an amount approximately equal to the outstanding balance plus costs. As of March 31, 2002, the special purpose entities had property, plant and equipment of $798 million, net other liabilities of $1 million and debt obligations of $766 million. As of March 31, 2002, the special purpose entities had equity from unaffiliated third parties of $31 million.

     Equipment Financing Structure. We, through our subsidiary, REPG, have entered into an agreement with a bank whereby the bank, as owner, entered or will enter into contracts for the purchase and construction of power generation equipment and REPG, or its subagent, acts as the bank's agent in connection with administering the contracts for such equipment. Under the agreement, the bank has agreed to provide up to a maximum aggregate amount of $650 million. REPG and its subagents must cash collateralize their obligation to administer the contracts. This cash collateral is approximately equivalent to the total payments by the bank for the equipment, interest and other fees. As of March 31, 2002, the bank had assumed contracts for the purchase of three turbines, two heat recovery steam generators and one air cooled condenser with an aggregate cost of $140 million. REPG, or its designee, has the option at any time to purchase, or, at equipment completion, subject to certain conditions, including the agreement of the bank to extend financing, to lease the equipment, or to assist in the remarketing of the equipment under terms specified in the agreement. All costs, including the purchase commitment on the turbines, are the responsibility of the bank. The cash collateral is deposited by REPG or an affiliate into a collateral account with the bank and earns interest at LIBOR less 0.15%. Under certain circumstances, the collateral deposit or a portion of it, will be returned to REPG or its designee. Otherwise, it will be retained by the bank. At December 31, 2001 and March 31, 2002, REPG and its subsidiary had deposited $230 million and $100 million, respectively, into the collateral account. In January 2002, the bank sold to the parties to the construction agency agreements discussed above, equipment contracts with a total contractual obligation of $258 million, under which payments and interest during construction totaled $142 million. Accordingly, $142 million of our collateral deposits were returned to us. As of March 31, 2002, there were equipment contracts with a total contractual obligation of $140 million under which payments during construction totaled $99.5 million. Currently this equipment is not designated for current planned power generation construction projects. Therefore, we anticipate that we will either purchase the equipment, assist in the remarketing of the equipment or negotiate to cancel the related contracts.

         NEW ACCOUNTING PRONOUNCEMENTS AND CRITICAL ACCOUNTING POLICIES

New Accounting Pronouncements.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. We adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on our historical results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. We plan to adopt SFAS No. 143 on January 1, 2003, and are in the process of determining the effect of adoption on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by us to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. We adopted SFAS No. 144 on January 1, 2002.

     See Note 3 to our Interim Financial Statements for our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001 and adoption of subsequent cleared guidance. See Note 6 to our Interim Financial Statements for our adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142).

     During the first quarter of 2002, the FASB considered proposed approaches related to identifying and accounting for special-purpose entities. The current proposal being considered by the FASB is likely to limit special purpose entities used by a company for financing and other purpose not being consolidated with its results of operations. One criterion being considered is to require consolidation of a special purpose entity if the equity investments held by third-party owners in the special purpose entity is less than 10% of capitalization. The FASB likely will not grandfather special purpose entities existing at the date the final interpretation is issued. Special purpose entities in existence at the date of adoption of this interpretation will likely be consolidated by the primary beneficiary. For information regarding special purpose entities affiliated with us, please read Notes 11(g) and 11(h) to our interim financial statements.

Critical Accounting Policies.

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

     - determination of fair value of trading and marketing assets and liabilities for our energy trading, marketing and price risk management services operations, and non-trading derivative assets and liabilities, including stranded costs obligations related to our European Energy operations (please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading and Marketing Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in the Reliant Resources Form 10-K, which is incorporated herein by reference, Notes 2(d) and 6 to the Reliant Resources 10-K Notes and Notes 1 and 3 to our Interim Financial Statements); and

     - impairment of long-lived assets and intangibles (please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Business Segment - European Energy" in the Reliant Resources Form 10-K, which is incorporated herein by reference, Notes 2(f) and 2(q) to the Reliant Resources 10-K Notes and Note 6 to our Interim Financial Statements).

     For a description of all significant accounting policies, please read Note 2 to the Reliant Resources 10-K Notes.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

     We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method, and we assess the risk of our trading derivatives (Trading Derivatives) using the value-at-risk (VAR) method, in order to maintain our total exposure within management-prescribed limits.

     The sensitivity analysis performed on our Energy Derivatives measures the potential loss in earnings based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their March 31, 2002 levels would have decreased the fair value of our Energy Derivatives from their levels on those respective dates by $57 million, excluding non-trading derivatives liabilities associated with our European Energy segment's stranded cost import contracts.

     Our European Energy segment's stranded cost import contracts have exposure to commodity price movements. For information regarding these contracts, please read Notes 3 and 11(e) our Interim Financial Statements. A decrease of 10% in market prices of energy commodities from their March 31, 2002 levels would result in a loss of earnings of $90 million.

     We utilize the variance/covariance model of VAR, which is a probabilistic model that measures the estimated risk of loss to earnings in market sensitive instruments based on historical experience. With respect to Trading Derivatives, our highest, lowest and average monthly VAR were $28 million, $15 million and $19 million, respectively, during the first quarter of 2002 based on a 95% confidence level and primarily a one day holding period. During the first quarter of 2001, our highest, lowest and average monthly VAR were $18 million, $4 million and $9 million, respectively, based on a 95% confidence level and primarily a one day holding period.

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

     Our floating-rate obligations borrowed from third parties aggregated $5.7 billion at March 31, 2002. If the floating rates were to increase by 10% from March 31, 2002 rates, our combined interest expense to third parties would increase by a total of $1.6 million each month in which such increase continued.

    We hold interest rate swaps having an aggregate notional amount of $1.2 billion to fix the interest rate applicable to floating rate short-term debt and floating rate long-term debt. At March 31, 2002, the swaps relating to short-term and long-term debt, could be terminated at a cost of $14 million. The swaps relating to both short-term and long-term debt qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the Statements of Consolidated Income over the term of the swap agreement. A decrease of 10% in the March 31, 2002 level of interest rates would increase the cost of terminating the swaps related to short-term debt and long-term debt outstanding at March 31, 2002 by $19 million.

    During 2002, we entered into forward-starting interest rate swaps having an aggregate notional amount of $1.0 billion to hedge the interest rate on a future offering of long-term fixed-rate notes. At March 31, 2002, these swaps could be terminated at a cost of $20 million. These swaps qualify as cash flow hedges under SFAS No. 133. Should the expected issuance of the debt no longer be probable, any deferred amount will be recognized immediately into income. A decrease of 10% in the March 31, 2002 level of interest rates would increase the cost of terminating these swaps by $34 million.

    For information regarding the accounting for these interest rate swaps, please read Note 3 to our Interim Financial Statements.

     At March 31, 2002, we had issued fixed-rate debt aggregating $961 million. As of March 31, 2002, fair values were estimated to be equivalent to the carrying amounts of these instruments. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $48 million if interest rates were to decline by 10% from their rates at March 31, 2002.

FOREIGN CURRENCY EXCHANGE RATE RISK

     As of March 31, 2002, we have entered into foreign currency swaps and foreign exchange forward contracts and have issued Euro-denominated debt to hedge our net investment in our European Energy segment. Changes in the value of the swaps, forwards and debt are recorded as foreign currency translation adjustments as a component of accumulated other comprehensive income (loss) in stockholders' equity. As of March 31, 2002, we have recorded a $106 million loss in cumulative net translation adjustments. The cumulative translation adjustments will be realized in earnings and cash flows only upon the disposition of the related investments.

     As of March 31, 2002, our European Energy segment had entered into transactions to purchase approximately $263 million at fixed exchange rates in order to hedge future fuel purchases payable in U.S. dollars. As of March 31, 2002, the fair value of these financial instruments was an $8 million asset. An increase in the value of the Euro of 10% compared to the U.S. dollar from its March 31, 2002 level would result in a loss in the fair value of these foreign currency financial instruments of $28 million. For information regarding the accounting for these financial instruments, see Note 3 to our Interim Financial Statements and Note 6(b) to the Reliant Resources 10-K Notes, which is incorporated by reference herein.

     Our European Energy segment's stranded cost import contracts have foreign currency exposure. An increase of 10% in the U.S. dollar relative to the Euro from their March 31, 2002 levels would result in a loss of earnings of $10 million.

EQUITY MARKET VALUE RISK

    We have an investment in Itron, Inc. (Itron), which is classified as "available-for-sale" under SFAS No. 115. As of March 31, 2002, the value of the Itron investment was $9 million. The Itron investment exposes us to losses in the fair value of Itron common stock. A 10% decline in the market value per share of Itron common stock from the March 31, 2002 level would decrease the fair value by $1 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     For a description of legal proceedings affecting Reliant Resources, please read Notes 11 and 14(c) to our Interim Financial Statements, the discussion under "Our Business - Environmental" and "Our Business - Legal Proceedings" in the Reliant Resources Form 10-K and Note 13 to the Reliant Resources 10-K Notes, all of which are incorporated herein by reference.

     Restatement of Second and Third Quarter 2001 Results of Operations. On February 5, 2002, we announced that we were restating our earnings for the second and third quarters of 2001. As more fully described in our March 15, 2002 Current Report on Form 8-K, the restatement related to a correction in accounting treatment for a series of four structured transactions that were inappropriately accounted for as cash flow hedges for the period of May 2001 through September 2001, rather than as derivatives with changes in fair value recognized through the income statement. Each structured transaction involved a series of forward contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003.

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

     On April 5, 2002, we were advised that the Staff of the Division of Enforcement of the SEC is conducting an informal inquiry into the facts and circumstances surrounding the restatement. We are cooperating with this inquiry. Before releasing our 2001 earnings, we received concurrence from the SEC's accounting staff on the accounting treatment of the restatement, which increased our earnings for the two quarters by a total of $134 million. At this time, we cannot predict the outcome of the SEC's inquiry. In addition, we cannot predict what effect the inquiry may have on Reliant Energy's pending application to the SEC under the 1935 Act, which is required for Reliant Energy's restructuring. For more information about Reliant Energy's restructuring, please read "Our Business - Formation, Initial Public Offering and Anticipated Distribution," in the Reliant Resources Form 10-K, which is incorporated herein by reference.

     The Staff of the Division of Enforcement of the SEC has indicated it may expand the scope of its inquiry to include the round trip trades described in
Note 1 to our Interim Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Reliant Resources' registration statement on Form S-1 (Registration No. 333-48038) covering the initial public offering of up to 59,800,000 shares of its common stock (including up to 7,800,000 shares issuable under the underwriters' overallotment option) was declared effective by the SEC on April 30, 2001. Reliant Resources raised net proceeds of approximately $1.7 billion from its initial public offering. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. In addition, Reliant Resources used $418 million for the repayment of third party borrowings, $333 million of the net proceeds for capital expenditures, $189 million for the purchase of its common stock, $223 million for tax payments and other payables and $41 million for the acquisition of Orion Power. Reliant Resources used the remainder of the net proceeds to increase working capital.

ITEM 5. OTHER INFORMATION.

     Organizational Changes. On May 16, 2002, Stephen W. Naeve, formerly executive vice president and chief financial officer, was named president and chief operating officer of the Company. Mr. Naeve has been with the Company or Reliant Energy for nearly 30 years. The Company also announced on May 16, 2002 that Joe Bob Perkins, executive vice president and group president, wholesale businesses, and Shahid Malik, president of trading in the Company's wholesale group, had resigned to pursue other interests.

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

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     - state, federal and international legislative and regulatory developments, including deregulation, re-regulation and restructuring of the electric utility industry and changes in or application of environmental and other laws and regulations to which we are subject, and changes in or application of laws or regulations applicable to other aspects of our business, such as commodities trading and hedging activities,

     - the timing of our separation from our parent company, Reliant Energy, Incorporated, which currently remains subject to receipt of certain regulatory approvals,

     - the effects of competition, including the extent and timing of the entry of additional competitors in our markets,

     -    liquidity concerns in our markets,

     - the degree to which we successfully integrate the operations and assets of Orion Power Holdings, Inc. into our Wholesale Energy segment,

     - the successful and timely completion of our construction projects, as well as the successful start-up of completed projects,

     - our pursuit of potential business strategies, including acquisitions of dispositions of assets or the development of additional power generation facilities,

     - the timing and extent of changes in commodity prices and interest rates,

     - the availability of adequate supplies of fuel, water, and associated transportation necessary to operate our generation portfolio,

     - weather variations and other natural phenomena, which can effect the demand for power from or our ability to produce power at, our generating facilities,

     - financial market conditions, our access to capital and the results of our financing and refinancing efforts, including availability of funds in the debt/capital markets for merchant generation companies,

     - the credit worthiness or bankruptcy or other financial distress of our counterparties,

     -    actions by rating agencies with respect to us or our competitors

     -    acts of terrorism,

     -    the availability and price of insurance,

     - the reliability of the systems, procedures and other infrastructure necessary to operate our retail electric business, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas,

     - political, legal, regulatory and economic conditions and developments in the United States and in foreign countries in which we operate, including the effects of fluctuations in foreign currency exchange rates,

     -    the successful operation of deregulating power markets, and

     - the resolution of the refusal by California market participants to pay our receivables balances.

     - other factors affecting Reliant Resources discussed in the Reliant Resources Form 10-K, including those outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings."

     When used in Reliant Resources' documents or oral presentations, the words "anticipate," "estimate," "believes," "continues," "could," "intends," "may," "plans," "potential," "should," "will," "expect," "objective," "projection," "forecast," "goal" and similar words are intended to identify forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

          Exhibit 99(a) Items incorporated by reference from Reliant Resources Form 10-K: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings," "- Liquidity and Capital Resources,"
                           "- Trading and Marketing Operations," and "- Results of Operations by Business Segment - European Energy," and "Quantitative and Qualitative Disclosures about Market Risk," "Our Business - Environmental Matters," "Legal Proceedings," and "Our Business - Formation, Initial Public Offering and Anticipated Distribution." Items incorporated by reference from Reliant Resources 10-K Notes: Note 1 (Background and Basis of Presentation), Note 2 (Summary of Significant Accounting Policies), Note 4 (Related Party Transactions - Agreements between Reliant Energy and the Company), Note 5 (Business Acquisitions), Note 6 (Derivative Instruments), Note 13 (Commitments and Contingencies), Note 17 (Bankruptcy of Enron Corp. and its Affiliates), and
                           Note 19 (Subsequent Events).

(b)  Reports on Form 8-K.

     - Current Report on Form 8-K dated December 18, 2001, as filed with the SEC on January 11, 2002, relating to a settlement agreement resolving the stranded cost indemnity obligations of the former shareholders of REPGB.

     - Current Report on Form 8-K dated February 5, 2002, as filed with the SEC on February 5, 2002, relating to the restatement of second and third quarter 2001 financial statements and delay of announcement of 2001 results.

     - Current Report on Form 8-K dated February 19, 2002, as filed with the SEC on March 6, 2002, relating to the consummation of the Orion Power acquisition.

     - Current Report on Form 8-K dated March 15, 2002, as filed with the SEC on March 15, 2002, relating to the announcement of 2001 results.

     - Amended Current Report on Form 8-K/A dated September 26, 2001, as filed with the SEC on March 28, 2002, restating the Unaudited Pro Forma Condensed Consolidated Financial Statements of Reliant Resources, Inc. as of and for the nine months ended September 30, 2001 describing the effect of the Orion Power acquisition.

     - Current Report on Form 8-K dated April 5, 2002, as filed with the SEC on April 8, 2002, announcing the SEC informal inquiry.

     - Amended Current Report on Form 8-K/A dated February 19, 2002, as filed with the SEC on April 9, 2002, relating to the consummation of Orion Power acquisition.

     - Current Report on Form 8-K dated April 22, 2002, as filed with the SEC on April 22, 2002, describing the pro forma effect of the Orion Power acquisition on the Company's historical financial statements.

     - Current Report on Form 8-K dated April 29, 2002, as filed with the SEC on April 29, 2002, relating to the announcement of first quarter 2002 results.

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


                                                   RELIANT RESOURCES, INC.
                                                         (Registrant)




                                           By:      /s/ Mary P. Ricciardello
                                              ----------------------------------
                                                     Mary P. Ricciardello
                                                    Senior Vice President
                                                 and Chief Accounting Officer

Date: May 20, 2002

                                 EXHIBIT INDEX

Exhibit 99(a) Items incorporated by reference from Reliant Resources Form 10-K: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings," "- Liquidity and Capital Resources," "- Trading and Marketing Operations," and "- Results of Operations by Business Segment - European Energy," and "Quantitative and Qualitative Disclosures about Market Risk," "Our Business - Environmental Matters," "Legal Proceedings," and "Our Business - Formation, Initial Public Offering and Anticipated Distribution." Items incorporated by reference from Reliant Resources 10-K Notes: Note 1 (Background and Basis of Presentation), Note 2 (Summary of Significant Accounting Policies), Note 4 (Related Party Transactions - Agreements between Reliant Energy and the Company), Note 5 (Business Acquisitions), Note 6 (Derivative Instruments),
                      Note 13 (Commitments and Contingencies), Note 17 (Bankruptcy of Enron Corp. and its Affiliates), and Note 19 (Subsequent Events).