Form 10-K/A
period 2001-12-31
RELIANT RESOURCES INC
filed 2002-07-05
CIK 1126294

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

                                AMENDMENT NO. 1

    (MARK ONE)

       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-16455

                             RELIANT RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                             DELAWARE                                                         76-0655566
  (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification Number)

                          1111 LOUISIANA
                       HOUSTON, TEXAS 77002                                                 (713) 207-3000
      (Address and zip code of principal executive offices)              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                      TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE ON WHICH REGISTERED
                      -------------------                                -----------------------------------------
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

================================================================================

    Reliant Resources, Inc. (Reliant Resources) hereby amends Items 1, 6, 7 and 8 of its Annual Report of Form 10-K for the year ended December 31, 2001 as originally filed on April 15, 2002.


Restatement


     On May 9, 2002, Reliant Resources determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees of each of the Board of Directors of Reliant Resources and Reliant Energy, Incorporated (Reliant Energy), a diversified international energy services and energy delivery company that owns approximately 83% of our outstanding common stock, also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.

     We currently report all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both our revenues and expenses (i.e. they should have been reflected on a net basis). The round trip trades should not have been recognized in revenues or expenses. However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on our reported cash flows, operating income or net income. In addition to the round trip trades reported on May 13, 2002, we also identified an additional transaction in 1999, which based on available information, Reliant Resources believes was also recorded with the sole objective of increasing volumes but also resulted in increased revenues and fuel and cost of gas sold expense.

     In addition, during the May 2001 through September 2001 time frame, we entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (four structured transactions). The four structured transactions were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. Each series of contracts in a structure were executed contemporaneously with the same counterparty and were for the same commodities, quantities and locations. The contracts in each structure were offsetting in terms of physical attributes. The transactions that settled in 2001 were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $1.5 billion of revenues, $364 million in fuel and cost of gas sold and $1.2 billion of purchased power expense being recognized during the period from May 2001 through December 31, 2001. Having further reviewed the transactions, we now believe these transactions should have been accounted for on a net basis.

     In the course of our review, we also identified and determined to record on a net basis several transactions for energy related services (not involving round trip trades) that totaled $85 million over the three year period ended December 31, 2001. These transactions were originally recorded on a gross basis.

     During the fourth quarter of 2000, two power generation swap contracts with a fair value of $261 million were terminated and replaced with a substantially similar contract providing for physical delivery and designated to hedge electric generation. The termination of the original contracts and execution of the replacement contract represented a substantive modification to the original contract. As a result, upon termination of the original contracts, a contractual liability representing the fair value of the original contracts and a deferred asset of equal amount should have been recorded. As of January 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, the deferred asset should have been recorded as a transition adjustment to other comprehensive loss. The liability and transition adjustment should have been amortized on a straight-line basis over the term of the power generation contract replacing the terminated power generation contracts (through May 2004). We previously did not give accounting recognition to these transactions. As a result, we have restated our Consolidated Balance Sheets as of December 31, 2000 and 2001 and the Statement of Consolidated Stockholders' Equity and Comprehensive Income for the year ended December 31, 2001, to appropriately account for these transactions as described above. The restatement had no impact on our reported consolidated cash flows, operating income or net income.

     As a result, Reliant Resources' consolidated financial statements (Original Consolidated Financial Statements) and related disclosures for 1999, 2000 and 2001 have been restated from amounts previously reported. The principal effects of the restatement on the consolidated financial statements are set forth in
Note 1 to our consolidated financial statements contained in this Form 10-K/A.

     For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K for the year ended December 31, 2001 as originally filed on April 15, 2002 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-K/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-K EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT.



     We are a party to numerous lawsuits and regulatory proceedings relating to our trading and marketing activities, including the round trip trades and the four structured transactions, and our activities in the California wholesale market. In addition, various state and federal governmental agencies have commenced investigations relating to such activities. For a description of certain of these lawsuits, proceedings and investigations, please read "Legal Proceedings" in Item 3 of this Form 10-K and Notes 13(e) and 13(i) to our consolidated financial statements, Notes 11 and 14(c) to our interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (First Quarter Form 10-Q), and our Current Report on Form 8-K dated July 3, 2002.

                                TABLE OF CONTENTS


                                                       PART I

Item 1.        Business.......................................................................................4

Item 2.        Properties.....................................................................................31

Item 3.        Legal Proceedings..............................................................................31

Item 4.        Submission of Matters to a Vote of Security Holders............................................32


                                                      PART II

Item 5.        Market for Our Common Equity and Related Stockholder Matters...................................33

Item 6.        Selected Financial Data........................................................................34

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations..........36

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.....................................81

Item 8.        Financial Statements (as Restated) and Supplementary Data......................................F-1

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........III-2


                                                      PART III

Item 10.       Directors and Executive Officers...............................................................III-2

Item 11.       Executive Compensation.........................................................................III-2

Item 12.       Security Ownership of Certain Beneficial Owners and Management.................................III-2

Item 13.       Certain Relationships and Related Transactions.................................................III-2


                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K................................IV-1

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

     For a list of factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings" in Item 7 of this Form 10-K.

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

     The following sections of this Form 10-K contain forward-looking statements:

     o    Our Business -

          o    General

          o    Formation, Initial Public Offering and Anticipated Distribution

     o    Wholesale Energy -

          o    Northeast Region -

               o    Facilities

          o    Midwest Region -

               o    Facilities

          o    Florida and Other Southeastern Markets -

               o    Facilities

          o    West Region -

               o    Facilities

          o    ERCOT Region -

               o    Facilities

          o    Development Activities

          o Domestic Trading, Marketing, Power Origination and Risk Management Services Operations -

               o    Natural Gas Trading and Marketing

     o    European Energy -

               o    European Trading and Power Origination Operations

     o    Retail Energy -

          o    Market Framework

          o    Retail Energy Supply

     o    Regulation -

          o    Federal Energy Regulatory Commission -

               o    Electricity

          o    Texas - Retail Energy

     o    Environmental Matters -

          o    General

          o    Air Emissions

          o    Water Issues

          o    Liability for Preexisting Conditions and Remediation

          o    European Energy

     o Management's Discussion and Analysis of Financial Condition and Results of Operations -

          o    Our Separation from Reliant Energy, Incorporated

          o    Consolidated Results of Operations -

               o    2001 Compared to 2000 -

                    o    Income Tax Expense

          o    Results of Operations by Business Segment -

               o    Retail Energy

               o    Other Operations -

                    o    2001 Compared to 2000

                    o    Related-Party Transactions -

                         o Agreements Between Reliant Energy and Reliant Resources -

                              o    Service Agreements

                              o    Payment to Reliant Energy

                         o Common Directors on Reliant Resources' and Reliant Energy's Board of Directors


          o    Certain Factors Affecting Our Future Earnings -


               o Factors Affecting the Results of Our Wholesale Energy Operations -

                    o    Price Volatility

                    o Risk Associated with Our Hedging and Risk Management Activities

                    o    Uncertainty in the California Market


                    o Industry Restructuring, the Risk of Re-regulation and the Impact of Current Regulations


                    o    Uncertainty Related to the New York Regulatory
                         Environment

                    o Integration and Other Risks Associated with Our Orion Power Assets

                    o    Operating Risks

                    o Factors Affecting Our Acquisition and Project Development Activities

                    o    Increasing Competition in Our Industry

                    o    Hydroelectric Facilities Licensing

               o    Factors Affecting the Results of Our European Energy
                    Operations -

                    o    General

                    o    Competition in the European Market

                    o    Deregulation of the Dutch Market

                    o    Plant Outages

                    o    Other Factors

               o    Factors Affecting the Results of Our Retail Energy
                    Operations -

                    o    General

                    o    Competition in the Texas Market

                    o    Obligations as a Provider of Last Resort

                    o    "Clawback" Payment to Reliant Energy

                    o    Operational Risks

               o    Factors Related to our Separation from Reliant Energy -

                    o    Distribution

                    o    Reliant Energy as a 80+% Stockholder

                    o    Possible Conflicts of Interest

                    o    Adverse Tax Consequences

                    o Deconsolidation from the Reliant Energy Consolidated Tax Group

               o    Other Factors -

                    o    Terrorist Attacks and Acts of War

                    o    Environmental Regulation

                    o    Holding Company Organizational Structure

                    o    Liquidity Concerns

          o    Liquidity and Capital Resources -

               o    Consolidated Capital Requirements and Uses of Cash -

                    o    Environmental Expenditures

                    o    Mid-Atlantic Assets Lease Obligation

                    o    Naming Rights to Houston Sports Complex

                    o    Payment to Reliant Energy

                    o    Treasury Stock Purchases

                    o    Downgrade in Our Credit Rating

                    o    Counterparty Credit Risk


               o    Consolidated Sources of Cash -


                    o    Reliant Resources Restricted Cash

                    o    Credit Facilities -

                         o    Reliant Resources Credit Facilities Covenants

                         o    Orion Power Credit Facilities

               o    Potential Future Liquidity Sources -

                    o    Commercial Paper Program

                    o    Debt Securities in the Capital Markets

                    o    Settlement of Indemnification of REPGB Stranded Costs

               o    Factors Affecting Our Sources of Cash and Liquidity

               o    Credit Ratings

          o    Off-Balance Sheet Transactions -

               o    Construction Agency Agreements

               o    Equipment Financing Structure

          o    New Accounting Pronouncements and Critical Accounting Policies -

               o    New Accounting Pronouncements

               o    Critical Accounting Policies

          o    Quantitative and Qualitative Disclosures About Market Risk -

               o    Market Risk

               o    Trading Market Risk

               o    Non-trading Market Risk

               o    Risk Management Structure

               o    Credit Risk

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

     As of December 31, 2001, we owned or leased electric power generation facilities with an aggregate net generating capacity of 14,585 megawatts (MW), including 11,109 MW in the United States and 3,476 MW in the Netherlands. Of the 11,109 MW in the United States, 1,179 MW represent our entitlement to capacity of facilities that we lease under operating leases. For additional information regarding these operating leases, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Consolidated Capital Requirements and Uses of Cash" in Item 7 of this Form 10-K, and Note 13(c) to our consolidated financial statements, which, together with the notes related to these statements, we refer to in this Form 10-K as our "consolidated financial statements." We acquired our first power generation facilities in 1998 and have increased our net generating capacity since then through a combination of acquisitions and development of new generation projects. Since December 31, 2001, we have added 5,644 MW of additional net generating capacity to our asset portfolio through our acquisition of Orion Power Holdings, Inc. According to Resource Data International, Inc., we are the second largest independent electric power producer in the United States based on total MW of wholesale generation capacity in operation as of February 28, 2002.

     As of December 31, 2001, we had 3,587 MW (3,391 MW, net of 196 MW to be retired upon completion of one facility) of additional net generating capacity under construction, including 2,120 MW of facilities owned by off-balance sheet special purpose entities that are being constructed under construction agency agreements pursuant to synthetic leasing arrangements. Upon the completion of construction, we expect that we will lease these facilities from their owners. For additional information regarding the construction agency agreements, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Off-Balance Sheet Transactions" in Item 7 of this Form 10-K and Note 13(h) to our consolidated financial statements. We consider a project to be "under construction" once we have acquired the necessary permits to begin construction, broken ground on the project site and contracted to purchase machinery for the project, including the combustion turbines.

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

     We conduct our operations through the following business segments:

     o Wholesale Energy - provides electricity and energy services in the competitive segments of the United States wholesale energy industries,

     o European Energy - includes power generation assets in the Netherlands and a related trading and power origination business,

     o Retail Energy - provides electricity and related services to retail customers primarily in Texas, and

     o Other Operations - includes the operations of our venture capital and Communications businesses, and unallocated corporate costs.

     For information about the revenues, operating income, assets and other financial information relating to our business segments, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Business Segment" in Item 7 of this Form 10-K and Note 18 to our consolidated financial statements. For information regarding the decision to exit our Communications business, please read Note 16 to our consolidated financial statements.

FORMATION, INITIAL PUBLIC OFFERING AND ANTICIPATED DISTRIBUTION

     Reliant Energy, Incorporated (Reliant Energy) owns more than 80% of our outstanding common stock. Reliant Energy has adopted a business separation plan in response to the Texas Electric Choice Plan (Texas electric restructuring law) adopted by the Texas legislature in June 1999. The Texas electric restructuring law substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition with respect to all customer classes beginning in January 2002. Under its business separation plan filed with the Public Utility Commission of Texas (Texas Utility Commission), Reliant Energy has transferred substantially all of its unregulated businesses to us in order to separate its regulated and unregulated operations. In accordance with the plan, we completed our initial public offering (IPO) of nearly 20% of our common stock in May 2001 and received net proceeds from the IPO of $1.7 billion. Pursuant to the terms of the master separation agreement between Reliant Energy and us, we used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. We used the remainder of the net proceeds of the IPO for repayment of third party borrowings, capital expenditures, repurchases of our common stock and to increase our working capital. For additional information regarding the IPO, please read Notes 1 and 9(a) to our consolidated financial statements. For additional information regarding agreements and transactions between Reliant Resources and Reliant Energy, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related-Party Transactions" in Item 7 of this Form 10-K and Notes 3 and 4 to our consolidated financial statements.

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

ORION POWER ACQUISITION


     On February 19, 2002, we acquired all of the outstanding shares of common stock of Orion Power Holdings, Inc. (Orion Power) for $26.80 per share in cash pursuant to a definitive merger agreement for an aggregate purchase price of $2.9 billion. At the time of closing, Orion Power had approximately $2.4 billion of debt obligations ($2.1 billion net of cash acquired, some of which is restricted pursuant to debt covenants). Orion Power is an independent electric power generating company that was formed in March 1998 to acquire, develop, own and operate power generating facilities in certain deregulated wholesale markets in North America. Orion Power has a diversified portfolio of generating assets, both geographically across the states of New York, Pennsylvania, Ohio and West Virginia, and by fuel type, including gas, oil, coal and hydropower. As of February 28, 2002, Orion Power owned 81 power plants with an aggregate net generating capacity of 5,644 MW and had two development projects with an additional 804 MW of capacity under construction. We consider most of the Orion Power facilities to be part of our Northeast regional portfolio and the remainder to be part of our Midwest regional portfolio. For additional information regarding our acquisition of Orion Power and its operations, please read " - Wholesale Energy - Northeast Region," and " - Midwest Region," and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Integration and Other Risks Associated with Our Orion Power Assets" and " - Uncertainty Related to the New York Regulatory Environment" in Item 7 of this Form 10-K, and Note 19 to our consolidated financial statements.


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

                  REGIONAL SUMMARY OF OUR GENERATION FACILITIES
                            (AS OF DECEMBER 31, 2001)


                                              NUMBER OF       TOTAL NET
                                             GENERATION       GENERATING
               REGION                       FACILITIES(1)     CAPACITY(MW)      DISPATCH TYPE(2)          FUEL TYPE
----------------------------------------    -------------     -------------    ------------------     ------------------
NORTHEAST
  Operating(3) .........................               21            4,262     Base, Inter, Peak      Gas/Coal/Oil/Hydro
  Under Construction(4)(5)(6) ..........                1            1,120     Base, Inter, Peak      Gas/Oil/Coal
                                             ------------     ------------
  Combined .............................               22            5,382
MIDWEST
  Operating ............................                2            1,063     Peak                   Gas
  Under Construction(7) ................               --              154     Peak                   Gas
                                             ------------     ------------
  Combined .............................                2            1,217
SOUTHEAST
  Operating(8) .........................                3              979     Inter, Peak, CoGen     Gas/Oil
  Under Construction(5)(9) .............                1              958     Base, Inter, Peak      Gas/Oil
                                             ------------     ------------
  Combined .............................                4            1,937
WEST
  Operating(7) .........................                7            4,635     Base, Inter, Peak      Gas
  Under Construction ...................                1              548     Base, Peak             Gas
                                             ------------     ------------
  Combined .............................                8            5,183
ERCOT(10)
  Operating ............................                1              170     Base, CoGen            Gas
  Under Construction(4) ................               --              611     Base, CoGen            Gas
                                             ------------     ------------
  Combined .............................                1              781
TOTAL
  Operating ............................               34           11,109
  Under Construction ...................                3            3,391
                                             ------------     ------------
  Combined .............................               37           14,500
                                             ============     ============


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

(10) We also have an option, which is exercisable in January 2004, subject to completion of the Distribution, to acquire Reliant Energy's approximate 80% interest in a company that is currently expected to own approximately 13,900 MW of net generating capacity in the Electric Reliability Council of Texas (ERCOT) in January 2004. For additional information regarding this option, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related-Party Transactions - Agreements between Reliant Energy and Reliant Resources - Genco Option Agreement" in Item 7 of this Form 10-K and Note 4(b) to our consolidated financial statements.

     The following table describes our Orion Power electric power generation facilities by region as of February 28, 2002.

                 REGIONAL SUMMARY OF OUR ORION POWER FACILITIES
                            (AS OF FEBRUARY 28, 2002)


                                      NUMBER OF       TOTAL NET
                                     GENERATION       GENERATING
            REGION                   FACILITIES      CAPACITY (MW)     DISPATCH TYPE(1)            FUEL TYPE
------------------------------       -----------     -------------     -----------------     ------------------
NORTHEAST
  Operating(2) ...............                78             4,174     Base, Inter, Peak     Gas/Oil/Coal/Hydro
  Under Construction .........                 2               804     Base, Inter           Gas
                                     -----------     -------------
  Combined ...................                80             4,978
MIDWEST
  Operating ..................                 3             1,470     Base, Inter, Peak     Coal/Gas
TOTAL
  Operating(2) ...............                81             5,644
  Under Construction .........                 2               804
                                     -----------     -------------

  Combined(2) ................                83             6,448
                                     ===========     =============

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

     By acquiring Orion Power in February 2002, we added 78 power generation facilities, of which 75 are currently operational, with an aggregate net generating capacity of 4,174 MW to our Northeast regional portfolio. These facilities include 70 hydroelectric facilities, of which 68 are currently operational, located in central and northern New York State, three facilities located in New York City, one facility located in East Syracuse, New York, and four facilities, three of which are currently fully operational, located in Pennsylvania. The generating capacity of these facilities consists of approximately 45% of base-load, 35% of intermediate and 20% of peaking capacity. For a discussion of factors that may affect the future earnings generated by these Orion Power facilities, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Integration and Other Risks Associated With Our Orion Power Assets" and " - Uncertainty Related to the New York Regulatory Environment" in Item 7 of this Form 10-K.

     We have begun construction on a 795 MW gas-fired base-load and intermediate facility located in Pennsylvania. We expect this facility will begin commercial operation in the second quarter of 2003. We have also begun construction on a 521 MW coal-fired base-load facility, also located in Pennsylvania, that will replace one of our existing facilities. This facility will add 325 MW of additional capacity to our Northeast regional portfolio, net of the 196 MW of capacity of the currently existing facility that will be retired upon commencement of commercial operations of the new facility. We expect this facility will begin commercial operation near the end of 2004. These facilities are owned by off-balance sheet special purpose entities and are being constructed under the terms of separate construction agency agreements pursuant to synthetic leasing arrangements. Upon completion of the construction of these facilities, we expect that we will lease these facilities from their owners, purchase or remarket each facility. For additional information regarding the construction agency agreements, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Off-Balance Sheet Transactions - Construction Agency Agreements" in Item 7 of this Form 10-K and Note 13(h) to our consolidated financial statements.

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


     In addition to managing the transmission system for each market, the respective independent system operator for each of the PJM market, the New York wholesale market and the PJM West market is responsible for maintaining competitive wholesale markets, operating the spot wholesale energy market and determining the market clearing price based on bids submitted by participating generators in each market. Each independent system operator generally matches sellers with buyers within a particular market that meet specified minimum credit standards. We sell capacity, energy and ancillary services into the markets maintained by the applicable independent system operator for each of these types of products for both real-time sales and forward sales for periods of up to one year. Our customers include the members of each market, consisting of municipalities, electric cooperatives, integrated utilities, transmission and distribution utilities, retail electric providers and power marketers. We also sell capacity, energy and ancillary services to customers in the Northeast region under negotiated bilateral contracts. Bilateral contracts, in addition to other physical and financial transactions enable us to hedge a portion of our generation portfolio. For a more complete description of our hedging strategy and a summary of the consolidated hedge position of our United States generating assets, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Risks Associated with Our Hedging and Risk Management Activities" in Item 7 of this Form 10-K.


     Our markets in the Northeast region are subject to constant and significant regulatory oversight and control and the results of our operations in the region may be adversely affected by any changes or additions to the current regulatory structure. Our sales into markets administered by the PJM ISO are governed by the PJM ISO's operating agreements, tariffs and protocols (PJM Protocols). The PJM Protocols provide the structure, rules and pricing mechanisms for the PJM ISO's energy, capacity and ancillary services markets, and establish rates, terms and conditions for transmission service in the PJM ISO's control area and the PJM West market, including transmission congestion pricing. Wholesale energy prices in the markets administered by the PJM ISO are currently capped at $1,000 per megawatt hour. Lower caps are utilized in other regions and it is possible that this price cap might be lowered in the future.



     Our sales into markets administered by the NYISO are governed by the NYISO's tariff and protocols (NYISO Protocols). The NYISO Protocols provide the structure, rules and pricing mechanisms for the NYISO's energy, capacity and ancillary services markets, and establish rates, terms and conditions for transmission service in the NYISO's control area. The NYISO Protocols allow energy demand, commonly referred to as "load," to respond to high prices in emergency and non-emergency situations. The lack of programs, however, to implement load response to prices has been cited as one of the primary reasons for retaining wholesale energy bid caps, which are currently set at $1,000 per megawatt hour. Lower price caps are utilized in other regions and it is possible that this price cap might be lowered in the future.


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

     For additional discussion of the impact of current regulations on the markets in the Northeast region and the related risks of re-regulation, please read " - Regulation - Federal Energy Regulatory Commission" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Industry Restructuring, the Risk of Re-regulation and the Impact of Current Regulations" and " - Uncertainty Related to the New York Regulatory Environment" in Item 7 of this Form 10-K.

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

     By acquiring Orion Power in February 2002, we added three power generation facilities with an aggregate net generating capacity of 1,470 MW to our Midwest regional portfolio. Two of these facilities are located in Ohio and one is located in West Virginia. The generating capacity of these facilities consists of approximately 50% of base-load, 15% of intermediate and 35% of peaking capacity. For a discussion of the factors that may affect the future earnings generated by these Orion Power assets, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Integration and Other Risks Associated With Our Orion Power Assets" in Item 7 of this Form 10-K.

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

     We currently sell power from our facilities in the Midwest region to customers under bilateral contracts that are generally non-standard with highly negotiated terms and conditions. Our customers include municipalities, electric cooperatives, integrated utilities, transmission and distribution utilities and power marketers. Direct customer sales, in addition to other physical and financial transactions enable us to hedge a portion of our generation portfolio. For a more complete description of our hedging strategy and a summary of the consolidated hedge position of our United States generating assets, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Risks Associated with Our Hedging and Risk Management Activities" in Item 7 of this Form 10-K.

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

     We have begun construction on an 804 MW gas-fired intermediate/peaking facility in Choctaw County, Mississippi. We expect this facility will begin commercial operation in the second quarter of 2003. This facility is being constructed under the terms of a construction agency agreement under a synthetic leasing arrangement. Upon completion of the construction of this facility, we will have the right to lease, purchase or remarket the facility. For additional information regarding the construction agency agreement, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Off-Balance Sheet Transactions - Construction Agency Agreements" in Item 7 of this Form 10-K, and Note 13(h) to our consolidated financial statements.

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

     We currently sell power from our facilities in the Florida market under bilateral contracts that are non-standard and highly negotiated for terms and conditions. Until the rules for system operations are established, we expect limited trading opportunities will exist in the Florida market. The customers who participate in power transactions in this region include municipalities, electric cooperatives and integrated utilities. We sell capacity and energy to customers in the Florida market, however a market for ancillary services has not developed. Forward hedging of a portion of our Florida portfolio is generally accomplished through customer-tailored, multi-year sale agreements as no liquid, over-the-counter or auction markets currently exists in Florida. For a more complete description of our hedging strategy and a summary of the consolidated hedge position of our United States generation assets, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Risks Associated with Our Hedging and Risk Management Activities" in Item 7 of this Form 10-K.

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

     We have agreed to sell up to 100% of the power generated by our Arizona facility to the Salt River Project Agricultural Improvement and Power District of the State of Arizona under a long-term power purchase agreement. Bilateral contracts, in addition to other physical and financial transactions enable us to hedge a portion of our generation portfolio. For a more complete description of our hedging strategy and a summary of the consolidated hedge position of our United States generating assets, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Risks Associated with Our Hedging and Risk Management Activities" in Item 7 of this Form 10-K. In addition, although we do not own generation facilities in the states of Oregon, New Mexico, Utah and Washington, our trading and marketing operations purchase and deliver energy commodities in these states.

     Our operations in the California market are subject to numerous environmental and other regulatory restrictions. Permits issued by local air districts restrict the output of some of our generating facilities. In addition, certain air districts require us to purchase emission credits to offset Nitrogen Oxides (NOx) emissions from our facilities.

     In response to California's electricity market restructuring initiative, the FERC issued a series of orders in 1996 and 1997 approving a wholesale market structure administered by two independent non-profit corporations: the Cal ISO, responsible for operational control of the transmission system and the purchase or sale of electricity in "real-time" to balance actual supply and demand, and the California Power Exchange (Cal PX), responsible for conducting auctions for the purchase or sale of electricity on a day-ahead or day-of basis. As part of this market restructuring, California's distribution utilities sold essentially all of their gas-fired plants to third-party generators. The utilities were required to sell their remaining generation into the Cal PX markets and purchase all of their power requirements from the Cal PX markets at market-based rates approved by the FERC. California's regulatory system initially prohibited the utilities from entering into forward contracts to cover the bulk of their customers' requirements. Retail electricity rates were initially frozen at levels in effect on June 10, 1996, with a 10% rate reduction for residential and smaller commercial customers. When wholesale power costs began to rise dramatically in 2000, driven by a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand and decreases in net imports, some of the California utilities were unable to recover their purchased power costs through the retail rates they were allowed to charge. As a result, the utilities accumulated huge debts to wholesale power suppliers, including us. The Cal ISO currently is conducting a major market redesign process that, if approved by the FERC, could change the structure of the markets operated by the Cal ISO, including changes to market monitoring and mitigation, congestion management and capacity obligations. For a discussion of litigation and other legal proceedings related to energy sales in California, the impact of current regulations on our West region and related uncertainty associated with the California wholesale market, please read " - Regulation - Federal Energy Regulatory Commission," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Uncertainty in the California Market" and Notes 13(e) and 13(i) to our consolidated financial statements.

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

     In addition to our Channelview facility, we have an option exercisable in January 2004, subject to completion of the Distribution, to acquire Reliant Energy's ownership interest in a company (Texas Genco) that is currently expected to own approximately 13,900 MW of aggregate net generation capacity in Texas in January 2004 (Texas Genco Option). Reliant Energy has agreed to publicly offer or distribute to its shareholders approximately 20% of the common stock of Texas Genco before December 31, 2002. The generating capacity of these facilities consists of approximately 60% of base-load, 35% of intermediate and 5% of peaking capacity, and represents approximately 20% of the total capacity in ERCOT. As part of Reliant Energy's business separation plan, Reliant Energy's electric utility will convey its generating assets to Texas Genco. The conveyance is part of the anticipated restructuring of Reliant Energy's businesses into a holding company structure. For additional information regarding the Texas Genco Option, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions - Agreements between Reliant Energy and Reliant Resources - Genco Option Agreement" in Item 7 of this Form 10-K, and Note 4(b) to our consolidated financial statements.

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


     Members of ERCOT include retail customers, investor and municipal owned electric utilities, rural electric cooperatives, river authorities, independent generators, power marketers and retail electric providers. The ERCOT market operates under the reliability standards set by the North American Electric Reliability Council. The Texas Utility Commission has primary jurisdictional authority over the ERCOT market to ensure the adequacy and reliability of electricity across the state's main interconnected power grid. For information regarding ERCOT systems issues and delays, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Retail Energy Operations - Operational Risks" in Item 7 of this Form 10-K.


     As part of the change to a single control area, ERCOT initially established three congestion zones; north, west and south. ERCOT will perform an annual analysis of the transmission capability in ERCOT to determine if changes to the congestions zones is required. Any required changes will take effect January 1 of the following year. Such an analysis was performed in the fall of 2001 and as a result, ERCOT was divided into four congestion zones on January 1, 2002. The current zones are north, south, west and Houston. In addition, ERCOT conducts annual and monthly auctions of Transmission Congestion Rights (TCR) which provide the entity owning TCRs the ability to financially hedge price differences between zones (basis risk). Entities are currently limited to owning a maximum of 25% of the available TCRs. The retail load obligation of our Retail Energy segment that was acquired as part of full retail deregulation on January 1, 2002 is predominately in the Houston zone. For additional information regarding the retail load obligations of our Retail Energy segment, please read " - Retail Energy - Retail Energy Supply."

LONG-TERM PURCHASE AND SALE AGREEMENTS

     In the ordinary course of business, and as part of our hedging strategy, we enter into long-term sales arrangements for power, as well as long-term purchase arrangements. For information regarding our long-term fuel supply contracts, purchase power and electric capacity contracts and commitments, electric energy and electric sale contracts and tolling arrangements, please read Notes 6, 13(a) and 13(c) to our consolidated financial statements. For information regarding our hedging strategy relating to such long-term commitments, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Risks Associated with Our Hedging and Risk Management Activities" in Item 7 of this Form 10-K.

DEVELOPMENT ACTIVITIES


     As of December 31, 2001, we had 3,587 MW (3,391 MW, net of 196 MW to be retired upon completion of one facility) of additional net generating capacity under construction, including 2,120 MW of facilities owned by off-balance sheet special purpose entities, that are being constructed under construction agency agreements pursuant to synthetic leasing arrangements. Upon the completion of the construction of these facilities, we expect that we will lease these facilities from their owners. For additional information regarding the construction agency agreements, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Off-Balance Sheet Transactions - Construction Agency Agreements" in Item 7 of this Form 10-K and Note 13(h) to our consolidated financial statements.


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

     As a result of several recent events, including the United States economic recession, the price decline of our industry sector in the equity capital markets and the downgrading of the credit ratings of several of our significant competitors, the availability and cost of capital for our business and the businesses of our competitors has been adversely affected. In response to these events and the intensified scrutiny of companies in our industry sector by the rating agencies, we have reduced our planned capital expenditures by $2.7 billion over the 2002 - 2006 time frame.

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

                                 TRADING VOLUMES


                                                                         FOR THE YEAR ENDED DECEMBER 31
                                                                 -------------------------------------------------
                                                                   1999                2000               2001
                                                                 ----------         -----------        -----------
Total Power (MWh(1)).......................................      82,381,103         171,618,485        300,177,490
Total Gas (Bcf(2)).........................................           1,564               2,423              3,508


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


     Natural Gas Trading and Marketing. We purchase natural gas from a variety of suppliers under daily, monthly and term, variable-load and base-load contracts that include either market sensitive or fixed pricing provisions. We sell natural gas under sales agreements that have varying terms and conditions, most of which are intended to match seasonal and other changes in demand. We sold an average of 9.6 Bcf per day of natural gas in 2001, an average of 6.6 Bcf per day in 2000 and an average of 4.3 Bcf per day in 1999, some of which was sold to the natural gas distribution company subsidiaries of Reliant Energy. We plan to continue to purchase natural gas to supply to our power plants.


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

     Other Commodities and Derivatives. We trade and market other energy-related commodities. We use derivative instruments to manage and hedge our fixed-price purchase and sale commitments and to provide fixed-price or floating-price commitments as a service to our customers and suppliers. We also use derivative instruments to reduce our exposure relative to the volatility of the cash and forward market prices and to protect our investment in storage inventories. For additional information regarding our financial exposure to derivative instruments, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Risks Associated with Our Hedging and Risk Management Activities" in Item 7 of this Form 10-K and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K.


     Intercontinental-Exchange. In July 2000, we, along with five other natural gas and power companies, American Electric Power, Aquila Energy, Duke Energy, El Paso Corporation and Mirant Corporation, made an investment in Intercontinental-Exchange, a new, web-based, on-line trading platform (www.intcx.com) for trading various commodities including precious metals, crude oil and refined products, natural gas and electricity. The other five natural gas and power companies, along with us, own less than 50% of Intercontinental - Exchange. In June 2001, Intercontinental-Exchange acquired the International Petroleum Exchange. With this acquisition, Intercontinental-Exchange became the first company to offer both an exchange trading over-the-counter commodity contracts and an exchange trading commodity futures contracts. At the same time, Intercontinental-Exchange announced plans to integrate the two types of exchanges into a single electronic trading platform. Our decision to invest, as one of a group of natural gas and power companies, in Intercontinental-Exchange was based on a desire to support the development of a neutral, anonymous, electronic trading platform for bi-lateral energy transactions. We believe the commercial success of such an exchange model will benefit us by contributing to improved price transparency and transaction liquidity in the wholesale energy markets. The principal online competitors of Intercontinental-Exchange are currently TradeSpark.com and the NYMEX, a traditional futures exchange that has announced an online initiative.

     Risk Management Controls. For information regarding our risk management structure and accounting policies, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading and Marketing Operations" in Item 7 of this Form 10-K and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K.

COMPETITION

     For a discussion of competitive factors affecting our Wholesale Energy segment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Increasing Competition in Our Industry" in Item 7 of this Form 10-K, which section is incorporated herein by reference.

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


     The primary customers of our European Energy segment are electric distribution companies, large industrial consumers and energy trading companies. We sell electricity and other energy-related commodities primarily in the form of forward purchase contracts transacted in the over-the-counter markets, on various European energy exchanges and in individually negotiated transactions with individual counterparties. To a lesser extent, we also engage in transactions involving financial energy-related derivative products.


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


     In addition, there exist greater uncertainties in some European jurisdictions as to the enforceability of certain contract-based mechanisms to hedge risks, such as the enforceability of automatic termination rights and rights of set-off upon bankruptcy, limitations on liquidated damages and the rules by which European courts construct contracts. In many civil law jurisdictions, courts reserve the right to interpret contracts based upon principles of good faith and fairness as opposed to a literal construction of the contract.

     As of December 31, 2001, we had provided an aggregate of $831 million in guarantees with respect to contract obligations of the European Energy segment.

COMPETITION

     For a discussion of competitive factors affecting our European Energy segment, please read "Management's Discussion and Analysis of Financial Condition and Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our European Energy Operations - Competition in the European Market" in Item 7 of this Form 10-K, which section is incorporated herein by reference.

                                  RETAIL ENERGY


      We provide electricity and related services to retail customers primarily in Texas through our wholly owned subsidiaries Reliant Energy Retail Services, LLC (Residential Services), Reliant Energy Solutions, LLC (Solutions) and StarEn Power, LLC (StarEn Power). As a retail electric provider, generally we procure or buy electricity from wholesale generators at unregulated rates, sell electricity at generally unregulated rates to our retail customers and pay the local transmission and distribution utilities a regulated tariff rate for delivering the electricity to our customers. We became a provider of retail electricity in Texas when that market began opening to retail competition in late 2001 and fully opened to retail competition in January 2002. In January 2002, we began to provide retail electricity services to all of the approximately 1.7 million customers of Reliant Energy's electric utility located in its service area who did not take action to select another retail electric provider. We provide electricity and related products and services to residential and small commercial (i.e., small and medium-sized business customers with a peak demand for power at or below one MW) customers through Residential Services, and offer customized, integrated electric commodity and energy management services to large commercial, industrial and institutional (e.g., hospitals, universities, school systems and government agencies) customers through Solutions for customers with a peak demand for power of greater than one MW. Residential Services, Solutions and StarEn Power have been certified as retail electric providers by the Texas Utility Commission. StarEn Power has been appointed by the Texas Utility Commission to be the provider of last resort (POLR) in certain areas of the State of Texas. Under the Texas electric restructuring law, a POLR is required to offer a standard retail electric service package to requesting customers of a class designated by the Texas Utility Commission within the POLR's territory at a fixed, nondiscountable rate.


     In preparation for retail electric competition in Texas, we expanded our infrastructure of information technology systems, business processes and staffing levels to meet the needs of our retail businesses. These include a customer care system module and wholesale/retail energy supply, risk management, e-commerce, scheduling/settlement, customer relationship management and sales force automation systems. As of December 31, 2001, we had invested $153 million in retail infrastructure development. For additional information regarding the Texas retail electric market, please read " - Market Framework," " - Regulation
- Texas - Retail Energy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Retail Energy Operations - Competition in the Texas Market" in Item 7 of this Form 10-K.

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

     As the affiliated retail electric provider, Residential Services will not be permitted to sell electricity to residential and small commercial customers in Reliant Energy's electric utility service territory at a price other than a fixed, specified price (price to beat) until January 1, 2005, unless before that date the Texas Utility Commission determines that 40% or more of the amount of electric power that was consumed in 2000 by the relevant class of customers in the service territory is committed to be served by other retail electric providers. In addition, the Texas electric restructuring law requires us, as the affiliated retail electric provider, to make the price to beat available to residential and small commercial customers in Reliant Energy's electric utility service territory through January 1, 2007, if requested by such customers. For more information about the price to beat, please read " - Regulation - Texas - Retail Energy."

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

STAREN POWER

     StarEn Power serves as the POLR in portions of the state of Texas, as designated by the Texas Utility Commission. For 2002, StarEn Power has been appointed to serve as the POLR for residential and small commercial customers in the western portion of the Dallas/Fort Worth metropolitan area formally served by TXU Electric Company. In addition, StarEn Power has been appointed as the POLR in the service territory of Reliant Energy's electric utility for large commercial, industrial and institutional customers. The rates and terms under which StarEn Power provides service are governed by the terms of a settlement agreement between StarEn Power and various interested parties approved by the Texas Utility Commission. For additional information regarding our POLR obligations, rates and terms of service, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Retail Energy Operations - Obligations as a Provider of Last Resort" in Item 7 of this Form 10-K.

MARKET FRAMEWORK

     The Texas electric restructuring law substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail competition, which fully began in January 2002. In order to prepare for the opening of the retail market, a retail pilot project for up to 5% of each utility's load in all customer classes began in August

2001. For information regarding the retail market framework in Texas, please read " - Regulation - Texas - Retail Energy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Retail Energy Operations" in Item 7 of this Form 10-K. Generally, under the Texas electric restructuring law, the retail electric provider procures or buys electricity from wholesale generators, sells electricity at retail to its customers and pays the transmission and distribution utility a regulated tariffed rate for delivering electricity to its customers. All retail electric providers in an area pay the same rates and other charges for transmission and distribution, whether or not they are affiliated with the transmission and distribution utility for that area. The transmission and distribution rates in effect as of January 1, 2002 for each utility were set through rate cases before the Texas Utility Commission.

RETAIL ENERGY SUPPLY

     In Texas, our Wholesale Energy group and our Retail Energy group work together in order to determine the price, demand and supply of energy required to meet the needs of our Retail Energy segment's customers. Our Wholesale Energy trading and marketing operations are responsible for commodity pricing, risk assessment and supply procurement for our Retail Energy segment. Our Retail Energy segment manages retail pricing decisions and forecasts the demand for the procurement of electricity by the Wholesale Energy segment. The costs of our trading, marketing and risk management services associated with obtaining the electricity supply for our retail customers in Texas are borne by our Retail Energy segment. Our Wholesale Energy group acquires supply for our Retail Energy segment by several means. We may purchase capacity from non-affiliated parties in the capacity auctions mandated by the Texas Utility Commission. Please read "
- Regulation - Texas - Retail Energy" for more information about these auctions. Under the terms of the Master Separation Agreement between Reliant Resources and Reliant Energy, we may also participate in and purchase up to approximately 50% of the remaining capacity of the generation facilities to be owned by Texas Genco sold in auctions substantially similar to, but separate from, the capacity auctions mandated by the Texas Utility Commission in which 15% of the total capacity of these facilities is required to be auctioned. In addition, we have the right to purchase 50% (but not less than 50%) of the remaining capacity of Texas Genco following the state mandated capacity auctions at prices to be established in the aforementioned Texas Genco auctions. Please read Notes 3 and 4(b) to our consolidated financial statements for a discussion of our participation in these auctions. We also enter into bilateral contracts with third parties for capacity, energy and ancillary services. We continuously monitor and update these positions based on retail sales forecasts and market conditions.

COMPETITION

     For a discussion of competitive factors affecting our Retail Energy segment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Retail Energy Operations - Competition in the Texas Market" in Item 7 of this Form 10-K, which section is incorporated herein by reference.

                                OTHER OPERATIONS

     For 2001, our Other Operations business segment included:

     o    the operations of our venture capital division (New Ventures),

     o    the operations of our communications business (Communications), and

     o    unallocated corporate costs.

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

TEXAS - RETAIL ENERGY

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

     The Texas electric restructuring law requires the affiliated retail electric provider to reconcile and credit to the affiliated transmission and distribution utility in early 2004 any positive difference between the price to beat, reduced by a specified delivery charge, and the prevailing market price of electricity unless the Texas Utility Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within the affiliated transmission and distribution utility's traditional service territory is committed to be served by other non-affiliated retail electric providers. If the 40% test is not met, the reconciliation and credit will be in the form of a payment to Reliant Energy, not to exceed $150 per customer. For additional information regarding this payment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Consolidated Capital Requirements and Uses of Cash - Payment to Reliant Energy" in Item 7 of this Form 10-K and Note 13(g) to our consolidated financial statements.

     The Texas electric restructuring law requires the Texas Utility Commission to designate retail electric providers as POLR in areas of the state in which retail competition is in effect. A POLR is required to offer a standard retail electric service package for each class of customers designated by the Texas Utility Commission at a fixed, nondiscountable rate approved by the Texas Utility Commission, and is required to provide the service package to any requesting retail customer in the territory for which it is the POLR. In the event that another retail electric provider fails to serve any or all of its customers, the POLR is required to offer that customer the standard retail service package for that customer class with no interruption of service to the customer. For additional information regarding our obligation as a POLR, and regarding the Texas retail market framework in general, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Retail Energy Operations" in Item 7 of this Form 10-K.

SECURITIES AND EXCHANGE COMMISSION - PUBLIC UTILITY HOLDING COMPANY ACT OF 1935

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

THE NETHERLANDS

     Prior to the deregulation of the Dutch wholesale market in 2001, our European Energy segment sold its generating output to a national production pool and, in return, received a standardized remuneration. The remuneration included fuel cost, return of and on capital and operation and maintenance expenses. Under a transitional agreement which expired in 2000, the non-fuel portion of this amount was fixed during the period 1997 through 2000. For additional information, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our European Energy Operations - Competition in the European Market" and " - Deregulation of the Dutch Market" in
Item 7 of this Form 10-K.

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


     Multi-pollutant air emission initiative. On February 14, 2002, the White House announced its "Clear Skies Initiative." The proposal is aimed at long-term reductions of multiple pollutants produced from fossil fuel-fired power plants. Reductions averaging 70% are targeted for Sulfur Dioxide (SO2), NOx, and mercury. In addition, a voluntary program for greenhouse gas emissions is proposed as an alternative to the Kyoto Protocol discussed above. The implementation of the initiative, if approved by the United States Congress, would be a market-based program, modeled after the Acid Rain Program, beginning in 2008 and phased full compliance by 2018. Fossil fuel-fired power plants in the United States would be affected by the adoption of this program, or other legislation currently pending in the United States Congress addressing similar issues. Such programs would require compliance to be achieved by the installation of pollution controls, the purchase of emission allowances or curtailment of operations.

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

LIABILITY FOR PREEXISTING CONDITIONS AND REMEDIATIONS


     Under the purchase agreements between Sithe Energies and Reliant Energy Power Generation, Inc. (REPG) relating to some of our Northeast regional facilities, and in the transaction with Orion Power, we, with a few exceptions, assumed liability for preexisting conditions, including some ongoing remediations at the electric generating stations. Funds for carrying out any identified actions have been included in our planning for future requirements, and we are not currently aware of any environmental condition at any of our facilities that we expect to have a material adverse effect on our financial position, results of operations or cash flows.


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

     The European Union, of which the Netherlands is a member, adopted the Kyoto Protocol as the goal for greenhouse gas emission targets. For further discussion of the protocol, please read " - Air Emissions." We believe our European Energy segment will meet its current portion of target reductions because of its use of "green fuels" and efficiency improvements to its facilities.

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

SEGMENT                                    NUMBER
-----------------------------------     ------------

Wholesale Energy ..................            2,395
European Energy ...................              916
Retail Energy .....................            1,202
Other Operations ..................              539
                                        ------------
          Total ...................            5,052
                                        ============

                               EXECUTIVE OFFICERS
                              (AS OF MARCH 1, 2002)

NAME                                   AGE                              PRESENT POSITION
----                                   ---                              ----------------

R. Steve Letbetter..................   53    Chairman, President and Chief Executive Officer
Robert W. Harvey....................   46    Executive Vice President and Group President, Retail Businesses
Stephen W. Naeve....................   54    Executive Vice President and Chief Financial Officer
Joe Bob Perkins.....................   41    Executive Vice President and Group President, Wholesale Businesses
Hugh Rice Kelly.....................   59    Senior Vice President, General Counsel and Corporate Secretary
Mary P. Ricciardello................   46    Senior Vice President and Chief Accounting Officer


     R. STEVE LETBETTER is our Chairman, President and Chief Executive Officer. Mr. Letbetter also serves as Chairman, President and Chief Executive Officer of Reliant Energy. He has been Chairman of Reliant Energy since January 2000 and President and Chief Executive Officer since June 1999. Since 1978, he has served in various positions as an executive officer of Reliant Energy and its corporate predecessors. Mr. Letbetter has been a director of Reliant Energy since 1995. Mr. Letbetter will resign as President and Chief Executive Officer of Reliant Energy at the time of the Distribution, but will continue to serve as non-executive Chairman until 2004, subject to his re-election annually as Chairman by the board of directors.


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

     STEPHEN W. NAEVE is our Executive Vice President and Chief Financial Officer. He has also served as Vice Chairman of Reliant Energy since June 1999 and as Chief Financial Officer of Reliant Energy since 1997. From 1997 to 1999, Mr. Naeve held the position of Executive Vice President and Chief Financial Officer of Reliant Energy. Since 1988, he served in various executive officer capacities with Reliant Energy, including Vice President - Strategic Planning and Administration between 1993 and 1996. Mr. Naeve will resign as Vice Chairman and Chief Financial Officer of Reliant Energy at the time of the Distribution.

     JOE BOB PERKINS is our Executive Vice President and Group President, Wholesale Businesses. He served as President and Chief Operating Officer, Reliant Energy Wholesale Group and as President and Chief Operating Officer of Reliant Energy Power Generation, Inc. since 1998. In 1998, Mr. Perkins served as President and Chief Operating Officer of the Reliant Energy Power Generation Group. Between 1996 and 1998, he served as Vice President - Corporate Planning and Development.

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

     In addition to our corporate office space, we lease or own various real property and facilities relating to our generation assets and development activities. Our principal generation facilities are generally described under "Our Business - Wholesale Energy" and "Our Business - European Energy - European Power Generation Operations" in Item 1 of this Form 10-K. We believe we have satisfactory title to our facilities in accordance with standards generally accepted in the electric power industry, subject to exceptions which, in our opinion, would not have a material adverse effect on the use or value of the facilities.

WHOLESALE ENERGY


     For information regarding the properties of our Wholesale Energy segment, please read "Our Business - Wholesale Energy" in Item 1 of this Form 10-K, which information is incorporated herein by reference.


EUROPEAN ENERGY

     For information regarding the properties of our European Energy segment, please read "Our Business - European Energy - European Power Generation Operations" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

RETAIL ENERGY

     For information regarding the properties of our Retail Energy segment, please read "Our Business - Retail Energy" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

OTHER OPERATIONS

     For information regarding the properties of our Other Operations segment, please read "Our Business - Other Operations" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

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


     On April 5, 2002, we were advised that the Staff of the Division of Enforcement of the SEC is conducting an informal inquiry into the facts and circumstances surrounding the restatement. We are cooperating with this inquiry. Before releasing our 2001 earnings, we received concurrence from the SEC's accounting staff on the accounting treatment of the restatement, which increased our earnings for the two quarters by a total of $134 million. At this time, we cannot predict the outcome of the SEC's inquiry. In addition, we cannot predict what effect the inquiry may have on Reliant Energy's pending application to the SEC under the 1935 Act, which is required for Reliant Energy's restructuring. For more information about Reliant Energy's restructuring, please read " - Formation, Initial Public Offering and Anticipated Distribution."




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

                                                                      MARKET PRICE
                                                          --------------------------------------
                                                                 HIGH                LOW
                                                          ------------------   -----------------
2001
Second Quarter (from May 1 through June 30)
         May 21..........................................     $     36.75
         June 26.........................................                         $     24.48
Third Quarter
        July 10..........................................     $     27.96
        September 27.....................................                         $     15.75
Fourth Quarter
        October 16.......................................     $     19.65
        December 17......................................                         $     13.55

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


                                                                                    YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                              1997(1)        1998(1)       1999(1)(3)     2000(1)(3)     2001(2)(3)
                                                            -----------    -----------    -----------    -----------    -----------
                                                                         (IN MILLIONS, EXCEPT PER SHARE INFORMATION)
INCOME STATEMENT DATA:
Revenues ................................................   $     1,321    $     4,371    $     6,539    $    18,722    $    31,130
Expenses:
  Fuel and cost of gas sold .............................           978          2,352          3,572         10,555         15,234
  Purchased power .......................................           313          1,824          2,688          6,809         13,889
  Operation and maintenance .............................            17             65            136            435            511
  General, administrative and development ...............            20             78            100            291            487
  Depreciation and amortization .........................             2             15             29            194            247
                                                            -----------    -----------    -----------    -----------    -----------
    Total ...............................................         1,330          4,334          6,525         18,284         30,368
                                                            -----------    -----------    -----------    -----------    -----------
Operating (Loss) Income .................................            (9)            37             14            438            762
Other (Expense) Income:
  Interest expense ......................................            (1)            (2)            (9)           (42)           (63)
  Interest income .......................................            --              1             --             18             27
  Interest income (expense) - affiliated
    companies, net ......................................             2              2            (10)          (172)            12
  Gains (losses) from investments .......................            --             --             16            (17)            22
  (Loss) income of equity investments of
    unconsolidated subsidiaries .........................            --             (1)            21             43             57
  Gain on sale of development project ...................            --             --             --             18             --
  Other, net ............................................            --              1             (6)             5              9
                                                            -----------    -----------    -----------    -----------    -----------
    Total Other Income (Expense) ........................             1              1             12           (147)            64
                                                            -----------    -----------    -----------    -----------    -----------
(Loss) Income Before Income Taxes, Extraordinary
  Item and Cumulative Effect of Accounting Change .......            (8)            38             26            291            826
Income Tax Benefit (Expense) ............................             2            (17)            (2)           (88)          (272)
                                                            -----------    -----------    -----------    -----------    -----------
(Loss) Income Before Extraordinary Item and .............            (6)            21             24            203            554
  Cumulative Effect of Accounting Change
Extraordinary Item, net of tax ..........................            --             --             --              7             --
Cumulative effect of accounting change, net of tax ......            --             --             --             --              3
                                                            -----------    -----------    -----------    -----------    -----------
Net (Loss) Income .......................................   $        (6)   $        21    $        24    $       210    $       557
                                                            ===========    ===========    ===========    ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of accounting
    change ..............................................                                                               $      2.00
  Cumulative effect of accounting change, net of tax ....                                                                      0.01
                                                                                                                        -----------
  Net income ............................................                                                               $      2.01
                                                                                                                        ===========

                                                                         YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------
                                                     1997(1)         1998(1)      1999(1)(3)      2000(1)(3)      2001(2)(3)
                                                  ------------    ------------   ------------    ------------    ------------
                                                                   (IN MILLIONS, EXCEPT OPERATING DATA)

STATEMENT OF CASH FLOW DATA:
Cash Flows From Operating Activities ........     $        (22)   $         (2)  $         35    $        328    $       (127)
Cash Flows From Investing Activities ........               (4)           (365)        (1,406)         (3,013)           (838)
Cash Flows From Financing Activities ........               26             379          1,408           2,721           1,000
OTHER OPERATING DATA:
Net Power Generation Capacity (MW) ..........               --           3,800          7,945          12,707          14,585
Domestic Wholesale Power Sales (MMWh)(4) ....               12              65             82             172             300
Domestic Natural Gas Sales (Bcf)(5) .........              366           1,115          1,564           2,423           3,508
European Power Sales (MMWh) .................               --              --              3              13              42


                                                                                      DECEMBER 31,
                                                            ---------------------------------------------------------------
                                                              1997         1998          1999          2000(3)      2001(3)
                                                            ---------    ---------     ---------     ---------     ---------
                                                                                    (IN MILLIONS)
BALANCE SHEET DATA:
Property, Plant and Equipment, net .....................    $       5    $     270     $   2,407     $   4,049     $   4,559
Total Assets ...........................................          822        1,409         5,624        13,475        12,292
Short-term Borrowings ..................................           --           --           170           126           297
Long-term Debt to Third Parties, including current
  maturities ...........................................           --           --           460           892           892
Accounts and Notes Receivable (Payable) - Affiliated
  Companies, net .......................................           45          (17)       (1,333)       (1,969)          445
Stockholders' Equity ...................................          291          652           741         2,332         5,984

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

(3) As described in Note 1 to our consolidated financial statements, our consolidated financial statements for 1999, 2000 and 2001 have been restated from amounts previously reported. The restatement had no impact on previously reported consolidated cash flows, operating income or net income.

(4)  Million megawatt hours.

(5)  Billion cubic feet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   RESTATEMENT


     On May 9, 2002, Reliant Resources determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees of each of the Board of Directors of Reliant Resources and Reliant Energy also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.

     We currently report all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both our revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e. they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on our reported cash flows, operating income or net income. In addition to the round trip trades reported on May 13, 2002, we also identified an additional transaction in 1999, which based on available information, Reliant Resources believes was also recorded with the sole objective of increasing volumes but also resulted in increased revenues and fuel and cost of gas sold expense.

     In addition, during the May 2001 through September 2001 time frame, we entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (four structured transactions). The four structured transactions were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. Each series of contracts in a structure were executed contemporaneously with the same counterparty and were for the same commodities, quantities and locations. The contracts in each structure were offsetting in terms of physical attributes. The transactions that settled in 2001 were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $1.5 billion of revenues, $364 million in fuel and cost of gas sold and $1.2 billion of purchased power expense being recognized during the period from May 2001 through December 31, 2001. Having further reviewed the transactions, we now believe these transactions should have been accounted for on a net basis.

     In the course of our review, we also identified and determined to record on a net basis several transactions for energy related services (not involving round trip trades) that totaled $85 million over the three year period ended December 31, 2001. These transactions were originally recorded on a gross basis.

     During the fourth quarter of 2000, two power generation swap contracts with a fair value of $261 million were terminated and replaced with a substantially similar contract providing for physical delivery and designated to hedge electric generation. The termination of the original contracts and execution of the replacement contract represented a substantive modification to the original contract. As a result, upon termination of the original contracts, a contractual liability representing the fair value of the original contracts and a deferred asset of equal amount should have been recorded. As of January 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, the deferred asset should have been recorded as a transition adjustment to other comprehensive loss. The liability and transition adjustment should have been amortized on a straight-line basis over the term of the power generation contract replacing the terminated power generation contracts (through May 2004). We previously did not give accounting recognition to these transactions. As a result, we have restated our Consolidated Balance Sheets as of December 31, 2000 and 2001 and the Statement of Consolidated Stockholders' Equity and Comprehensive Income for the year ended December 31, 2001, to appropriately account for these transactions as described above. The restatement had no impact on our reported consolidated cash flows, operating income or net income.

     The consolidated financial statements for 1999, 2000 and 2001 have been restated from amounts previously reported. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement on our consolidated financial statements for 1999, 2000 and 2001 are set forth in Note 1 to our consolidated financial statements.

     The following discussion and analysis has been modified for the restatement and should be read in combination with our consolidated financial statements and notes to those statements included in Item 8 of this Form 10-K.


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

     o other operations, including venture capital and Communications businesses.

     For additional information regarding agreements with Reliant Energy entered into as a part of Reliant Energy's business separation plan, please read Note 4 to our consolidated financial statements.


     The financial information for the years ended December 31, 1999 and 2000 discussed in this section is derived from the consolidated historical financial statements of Reliant Energy, which include the results of operations for all of Reliant Energy's businesses, including those businesses which we do not own. In order to prepare our financial statements for 1999 and 2000, contained in this Form 10-K and discussed in this section, we carved out the results of operations of the businesses that we own from Reliant Energy's consolidated historical financial statements. Accordingly, the results of operations discussed in this section for such years include only revenues and costs directly attributable to the businesses we own and operate. Some of these costs are for facilities and services provided by Reliant Energy and for which our operations have historically been charged based on usage or other allocation factors. We believe these allocations are reasonable, but they are not necessarily indicative of the expenses that would have resulted if we had actually operated independently of Reliant Energy. We may experience changes in our cost structure, funding and operations as a result of our anticipated separation from Reliant Energy, including increased costs associated with reduced economies of scale, and increased costs associated with being a publicly traded, independent company. We cannot currently predict with any certainty the actual amount of increased costs we may incur, if any.


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

                       CONSOLIDATED RESULTS OF OPERATIONS

     The following table provides summary data regarding our consolidated results of operations for 1999, 2000 and 2001.


                                                                        YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                   1999            2000              2001
                                                                ------------    ------------     ------------
                                                                                (IN MILLIONS)
Revenues ...................................................    $      6,539    $     18,722     $     31,130
Operating Expenses .........................................           6,525          18,284           30,368
                                                                ------------    ------------     ------------
Operating Income ...........................................              14             438              762
Other Income (Expense), net ................................              12            (147)              64
Income Tax Expense .........................................               2              88              272
                                                                ------------    ------------     ------------
Income Before Extraordinary Gain and Cumulative Effect
  of Accounting Change .....................................              24             203              554
Extraordinary Gain .........................................              --               7               --
Cumulative Effect of Accounting Change, net of tax .........              --              --                3
                                                                ------------    ------------     ------------
Net Income .................................................    $         24    $        210     $        557
                                                                ============    ============     ============

2001 COMPARED TO 2000

     Net Income. We reported consolidated net income of $557 million, or $2.01 earnings per share, for 2001 compared to $210 million for 2000. The 2001 results included a cumulative effect of accounting change of $3 million, net of tax, related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. For additional discussion of the adoption of SFAS No. 133, please read
Note 6 to our consolidated financial statements. The 2000 results included an extraordinary gain of $7 million related to the early extinguishment of $272 million of long-term debt. For additional discussion of the extraordinary gain, please read Note 8(b) to our consolidated financial statements. Our consolidated net income, before cumulative effect of accounting change, was $554 million for 2001 compared to consolidated net income, before extraordinary gain, of $203 million for 2000. The increase of $351 million was primarily due to the following:

     o a $674 million increase in gross margins (revenues less fuel and cost of gas sold and purchased power) from our Wholesale Energy segment, excluding the impact of a $68 million provision related to energy sales to Enron Corp. and its affiliates (Enron) which filed a voluntary petition for bankruptcy during the fourth quarter of 2001;

     o a $57 million decrease in operating losses from our Retail Energy segment;

     o a $37 million net gain resulting from the settlement of an indemnity agreement related to certain energy obligations entered into in connection with our acquisition of Reliant Energy Power Generation Benelux N.V. (REPGB), formerly N.V. UNA;

     o a $51 million gain recorded in equity income in 2001 related to a preacquisition contingency for the value of NEA B.V. (NEA), the coordinating body for the Dutch electricity generating sector, which is an equity investment in which REPGB holds a 22.5% economic interest;

     o a $184 million decrease in net interest expense related to debt with affiliated companies; and

     o a $27 million pre-tax impairment loss on marketable equity securities classified as "available-for-sale" in 2000.

The above items were partially offset by:

     o a $66 million decrease in European Energy's gross margins, primarily attributable to the Dutch wholesale electric market opening to competition on January 1, 2001, excluding the impact of a $17 million provision related to energy sales to Enron recorded in the fourth quarter of 2001;

     o a $100 million pre-tax, non-cash charge relating to the redesign of some of Reliant Energy's benefit plans in anticipation of our separation from Reliant Energy;

     o an $85 million pre-tax provision related to energy sales to Enron which was recorded in the fourth quarter of 2001;

     o $54 million in pre-tax disposal charges and impairments of goodwill and fixed assets related to the exiting of our Communications business;

     o a $37 million decrease in our Wholesale Energy segment's equity earnings of unconsolidated subsidiaries in 2001 as compared to 2000; and

     o an $18 million pre-tax gain in 2000 on the sale of our interest in one of our development-stage electric generation projects.

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

     Other Income/Expense. We incurred net other income of $64 million during 2001 compared to net other expense of $147 million in 2000. The increase in other income of $211 million in 2001 as compared to 2000 resulted primarily from the following:

     o a $184 million decrease in interest expense on debt owed to affiliated companies;

     o a $51 million gain recorded in equity income with respect to our equity investment in NEA;

     o a $27 million pre-tax impairment loss on marketable equity securities classified as "available-for-sale" in 2000;

     o a $12 million net increase in holding gains from investments in 2001, including an $18 million increase in realized holding gains from equity and debt securities and a $1 million increase in unrealized holding gains from equity and debt securities partially offset by (a) a decrease of $1 million in realized gains by our Other Operations segment resulting from reduced cash distributions from venture capital investments, (b) a $2 million impairment of investments and (c) a $4 million decrease in foreign exchange gains on financial instruments; and

     o a $9 million increase in interest income in 2001 earned by our European Energy segment related to interest receivable on our claims pursuant to an indemnity for certain energy obligations and the related settlement and by our Wholesale Energy segment on restricted deposits related to our energy trading activities and on collateral related to electric generation equipment.

     The $184 million decrease in interest expense on debt owed to affiliated companies, net of interest expense capitalized on projects, in 2001 as compared to 2000 is primarily due to the following:

     o the conversion into equity of $1.7 billion of debt owed to Reliant Energy and its subsidiaries in connection with the completion of the IPO in May 2001;

     o the repayment in August 2000 of $1.0 billion of debt owed to Reliant Energy related to our Mid-Atlantic acquisition, which is included in our Northeast region operations, from proceeds received from the generating facilities' sale-leaseback transactions; and

     o the advancing of excess cash primarily resulting from the IPO to a subsidiary of Reliant Energy.

     The increase in other income noted above was partially offset by:

     o a $21 million increase in interest expense to third parties, net of interest expense capitalized on projects, primarily as a result of higher levels of borrowings related to construction of power generation facilities and credit facility fees;

     o an $18 million pre-tax gain in 2000 on the sale of our interest in one of our development-stage electric generation projects; and

     o a $37 million decrease in our Wholesale Energy segment's equity earnings of unconsolidated subsidiaries in 2001 as compared to 2000.

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

     The increased net other expense noted above was partially offset by:

     o an $18 million pre-tax gain in 2000 on the sale of our interest in one of our development-stage electric generation projects,

     o a $18 million increase in interest income in 2000 earned on increased deposits primarily related to our Wholesale Energy segment,

     o a $22 million increase in equity earnings in unconsolidated subsidiaries in 2000, and

     o a $7 million option premium expense recorded in 1999 to economically hedge foreign currency risks for our REPGB purchase obligation.

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

                                      OPERATING INCOME (LOSS) BY BUSINESS SEGMENT
                                      -------------------------------------------
                                                 YEAR ENDED DECEMBER 31,
                                      -------------------------------------------
                                         1999            2000            2001
                                      -----------     -----------     -----------
                                                    (IN MILLIONS)
Wholesale Energy .................    $        19     $       485     $       899
European Energy ..................             12              84              56
Retail Energy ....................            (13)            (70)            (13)
Other Operations .................             (4)            (61)           (180)
                                      -----------     -----------     -----------
    Total Consolidated ...........    $        14     $       438     $       762
                                      ===========     ===========     ===========

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

     For a discussion of the factors that may affect the future results of operations of Wholesale Energy, please read " - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations."

     The following table provides summary data regarding the results of operations of Wholesale Energy for 1999, 2000 and 2001.


                                                                  WHOLESALE ENERGY
                                                        --------------------------------------
                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1999          2000          2001
                                                        ----------    ----------    ----------
                                                         (IN MILLIONS, EXCEPT OPERATING DATA)
Operating Revenues .................................    $    6,449    $   18,072    $   29,742
Operating Expenses:
  Fuel and cost of gas sold ........................         3,548        10,295        14,834
  Purchased power ..................................         2,688         6,775        13,300
  Operation and maintenance ........................            92           237           349
  General, administrative and development ..........            81           172           242
  Depreciation and amortization ....................            21           108           118
                                                        ----------    ----------    ----------
      Total Operating Expenses .....................    $    6,430    $   17,587    $   28,843
                                                        ----------    ----------    ----------
Operating Income ...................................    $       19    $      485    $      899
                                                        ==========    ==========    ==========
Operating Data:
  Net Generation Capacity (MW) .....................         4,469         9,231        11,109
  Electricity Wholesale Power Sales (MMWh)(1) ......            82           172           300
  Natural Gas Sales (Bcf)(2) .......................         1,564         2,423         3,508

-------------

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

     The following table provides further summary data regarding gross margin by commodity of Wholesale Energy for 2000 and 2001.


                                              YEAR ENDED DECEMBER 31,
                                            ----------------------------
                                               2000            2001
                                            ------------    ------------
                                                  (IN MILLIONS)
Gas revenues ...........................    $      9,326    $     13,799
Power revenues .........................           8,666          15,931
Other commodity revenues ...............              80              80
Credit provision related to Enron ......              --             (68)
                                            ------------    ------------
  Total revenues .......................          18,072          29,742
                                            ------------    ------------
Cost of gas sold .......................           9,213          13,571
Fuel and purchased power ...............           7,770          14,499
Other commodity costs ..................              87              64
                                            ------------    ------------
  Total cost of sales ..................          17,070          28,134
                                            ------------    ------------
  Gross margin .........................    $      1,002    $      1,608
                                            ============    ============



     Wholesale Energy's revenues increased by $11.7 billion (65%) in 2001 compared to 2000. The increased revenues were primarily due to increased volumes for natural gas (approximately $4.2 billion) and power sales (approximately $6.6 billion) and to a lesser extent increased prices for power sales compared to 2000, which increased approximately $0.7 billion. Wholesale Energy's fuel and cost of gas sold and purchased power increased by $11.1 billion in 2001 compared to 2000, largely due to increased volumes for natural gas and power sales and to a lesser extent increases in power generation plant output, which increased approximately 33% compared to 2000, and increased prices for power purchases.

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


    Wholesale Energy's operating revenues increased $11.6 billion (180%) for 2000 compared to 1999. The increase was primarily due to an increase in prices and volumes for both gas and power sales in 2000 compared to 1999. Wholesale Energy's fuel and cost of gas sold and purchased power costs increased $6.7 billion and $4.1 billion, respectively, in 2000 compared to 1999. The increase in fuel and cost of gas sold was primarily due to an increase in gas volumes purchased, and to increases in plant output and in the price of gas. The increase in purchased power cost was primarily due to a higher average cost of power and higher power volumes purchased. Operation and maintenance expenses and general, administrative and development expenses increased $145 million and $91 million, respectively, in 2000 compared to 1999. These increases were primarily due to costs associated with the maintenance of facilities acquired or placed into commercial operation during the period, lease expense associated with the Mid-Atlantic generating facilities sale-leaseback transactions, higher run rates at existing facilities, increased costs associated with developing new power generation projects and higher staffing levels to support increased sales and expanded trading and marketing efforts. Depreciation and amortization expense for 2000 increased $87 million as compared to 1999, primarily as a result of our acquisition of the Mid-Atlantic generating facilities and other generating facilities in 2000.


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

     In 2001, we evaluated strategic alternatives for our European Energy segment, including a possible sale. We completed our evaluation, and determined that given current market conditions and prices, it is not advisable to sell our European Energy operations. Consequently, we decided to continue to own and operate our European Energy segment and to expand our trading and origination activities in Northwest Europe. During December 2001, we evaluated our European Energy segment's long-lived assets and goodwill for impairment. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. As of December 31, 2001, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," no impairment has been indicated. For assessing of impairment in 2002 under SFAS No. 142 "Goodwill and Other Intangible Assets," please read "
- New Accounting Pronouncements and Critical Accounting Policies" below.

     For additional information regarding these and other factors that may affect the future results of operations of European Energy, please read " - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our European Energy Operations."

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


                                                     EUROPEAN ENERGY
                                        --------------------------------------------
                                        THREE MONTHS
                                          ENDED                 YEAR ENDED
                                        DECEMBER 31,           DECEMBER 31,
                                        ------------    ----------------------------
                                           1999            2000            2001
                                        ------------    ------------    ------------
                                           (IN MILLIONS, EXCEPT OPERATING DATA)
Operating Revenues .................    $         56    $        580    $      1,192
Operating Expenses:
  Fuel .............................              24             260             400
  Purchased power ..................              --              34             589
  Operation and maintenance ........               8              87              30
  General and administrative .......               6              39              41
  Depreciation and amortization ....               6              76              76
                                        ------------    ------------    ------------
    Total Operating Expenses .......    $         44    $        496    $      1,136
                                        ------------    ------------    ------------
Operating Income ...................    $         12    $         84    $         56
                                        ============    ============    ============

Operating Data:
Net Generation Capacity (MW) .......           3,476           3,476           3,476
Electric Sales (MMWh) ..............               3              13              42

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

     For a discussion of the factors that may affect the future results of operations of Retail Energy, please read " - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Operations of Our Retail Energy Operations."

     The following table provides summary data regarding the results of operations of Retail Energy for 1999, 2000 and 2001.


                                                         RETAIL ENERGY
                                          -------------------------------------------
                                                  YEAR ENDED DECEMBER 31,
                                          -------------------------------------------
                                             1999            2000             2001
                                          -----------     -----------     -----------
                                                        (IN MILLIONS)
Operating Revenues ...................    $        34     $        64     $       211
Operating Expenses:
  Purchased power ....................             --              --              27
  Operation and maintenance ..........             35             101             110
  General and administrative .........             12              29              76
  Depreciation and amortization ......             --               4              11
                                          -----------     -----------     -----------
    Total Operating Expenses .........    $        47     $       134     $       224
                                          -----------     -----------     -----------
Operating Loss .......................    $       (13)    $       (70)    $       (13)
                                          ===========     ===========     ===========

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

                                                               OTHER OPERATIONS
                                                 ----------------------------------------------
                                                            YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                     1999             2000             2001
                                                 ------------     ------------     ------------
                                                                 (IN MILLIONS)
Operating Revenues ..........................    $         --     $          6     $         11
Operating Expenses:
  Operation and maintenance .................              --                9               21
  General and administrative ................               2               52              128
  Depreciation and amortization .............               2                6               42
                                                 ------------     ------------     ------------
         Total Operating Expenses ...........    $          4     $         67     $        191
                                                 ------------     ------------     ------------
Operating Loss ..............................    $         (4)    $        (61)    $       (180)
                                                 ============     ============     ============

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

                        TRADING AND MARKETING OPERATIONS

     We trade and market power, natural gas and other energy-related commodities and provide related risk management services to our customers. We apply mark-to-market accounting for all of our non-asset based energy trading, marketing, power origination and risk management services activities. For information regarding mark-to-market accounting, please read Notes 2(d) and 6 to our consolidated financial statements. These trading and marketing activities consist of:

     o the domestic energy trading, marketing, power origination and risk management services operations of our Wholesale Energy segment;

     o the European energy trading and power origination operations of our European Energy segment; and

     o the large contracted commercial, industrial and institutional retail electricity business of our Retail Energy segment.

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

     Below is a detail of our net trading and marketing assets (liabilities) by segment:

                                                               AS OF DECEMBER 31,
                                                           ----------------------------
                                                               2000            2001
                                                           ------------    ------------
                                                                 (IN MILLIONS)
Wholesale Energy ......................................    $         31    $        154
European Energy .......................................               1              (9)
Retail Energy .........................................              --              73
                                                           ------------    ------------
  Net trading and marketing assets and liabilities ....    $         32    $        218
                                                           ============    ============

     Our trading and marketing and risk management services margins realized and unrealized are as follows:

                            FOR THE YEAR ENDED DECEMBER 31,
                            -------------------------------
                                2000              2001
                            -------------     -------------
                                   (IN MILLIONS)
Realized ................    $        202     $        184
Unrealized ..............              (2)             186
                             ------------     ------------
Total ...................    $        200     $        370
                             ============     ============

     Below is an analysis of our net trading and marketing assets and liabilities for 2001 (in millions):


Fair value of contracts outstanding at December 31, 2000 ...................................    $      32
Fair value of new contracts when entered into during the year ..............................          119
Contracts realized or settled during the year ..............................................         (184)
Changes in fair values attributable to changes in valuation techniques and assumptions .....          (23)
Changes in fair values attributable to market price and other market changes ...............          274
                                                                                                ---------
  Fair value of contracts outstanding at December 31, 2001 .................................    $     218
                                                                                                =========

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

     Below are the maturities of our contracts related to our trading and marketing assets and liabilities as of December 31, 2001 (in millions):

                                                      FAIR VALUE OF CONTRACTS AT DECEMBER 31, 2001
                                       --------------------------------------------------------------------------------------
                                                                                                        2007 AND    TOTAL FAIR
SOURCE OF FAIR VALUE                     2002        2003          2004         2005         2006      THEREAFTER     VALUE
-----------------------------------    --------     --------     --------     --------     --------    ----------    --------
Prices actively quoted ............    $    (43)    $      4     $      1     $     --     $     --     $     --     $    (38)

Prices provided by other
  external sources ................         142           58           (5)          (3)           6           (1)         197

Prices based on models and
  other valuation methods .........          34           (1)           3            3           (1)          21           59
                                       --------     --------     --------     --------     --------     --------     --------

Total .............................    $    133     $     61     $     (1)    $     --     $      5     $     20     $    218
                                       ========     ========     ========     ========     ========     ========     ========


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

     For additional information about price volatility and our hedging strategy, please read " - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Price Volatility," and " - Risks Associated with Our Hedging and Risk Management Activities."

     For information regarding our counterparty credit risk, including credit ratings, exposure and collateral held by us, please read, "Quantitative and Qualitative Disclosures About Market Risk - Credit Risk" in Item 7A of this Form 10-K.

     For a description of accounting policies for our trading and marketing activities, please read Notes 2(d) and 6 to our consolidated financial statements.

     We seek to monitor and control our trading risk exposures through a variety of processes and committees. For additional information, please read "Quantitative and Qualitative Disclosures About Market Risk - Risk Management Structure" in Item 7A of this Form 10-K.

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

     Genco Option Agreement. In connection with the separation of our businesses from those of Reliant Energy, Reliant Energy has granted us an option to purchase, subject to completion of the Distribution, all of the shares of capital stock owned by Reliant Energy in January 2004 of an entity (Texas Genco) that will hold the Texas generating assets of Reliant Energy's electric utility division. For additional information regarding the Texas Genco option and various agreements between Reliant Energy and us related to the Texas Genco option, please read Note 4(b) to our consolidated financial statements.

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

COMMON DIRECTORS ON RELIANT RESOURCES' AND RELIANT ENERGY'S BOARD OF DIRECTORS

     Three of our directors are also directors of Reliant Energy. One of these directors is our chairman, president and chief executive officer. These directors owe fiduciary duties to the stockholders of each company. As a result, in connection with any transaction or other relationship involving both companies, these directors may need to recuse themselves and not participate in any board action relating to these transactions or relationships. It is anticipated that at the time of the Distribution, one of these directors will resign as director of Reliant Energy.

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

                  CERTAIN FACTORS AFFECTING OUR FUTURE EARNINGS

     Our past earnings are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on numerous factors including:

     o state, federal and international legislative and regulatory developments, including deregulation, re-regulation and restructuring of the electric utility industry, changes in or application of environmental and other laws and regulations to which we are subject, and changes in or application of laws or regulations applicable to other aspects of our business, such as commodities trading and hedging activities,

     o    the timing of our separation from Reliant Energy,

     o the effects of competition, including the extent and timing of the entry of additional competitors in our markets,

     o    liquidity concerns in our markets,

     o the degree to which we successfully integrate the operations and assets of Orion Power into our Wholesale Energy segment,

     o the successful and timely completion of our construction programs, as well as the successful start-up of completed projects,

     o our pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities,

     o the timing and extent of changes in commodity prices and interest rates,

     o the availability of adequate supplies of fuel, water, and associated transportation necessary to operate our generation portfolio,

     o weather variations and other natural phenomena, which can effect the demand for power from or our ability to produce power at our generating facilities,

     o financial market conditions, our access to capital and the results of our financing and refinancing efforts, including availability of funds in the debt/capital markets for merchant generation companies,

     o the credit worthiness or bankruptcy or other financial distress of our trading, marketing and risk management services counterparties,

     o    actions by rating agencies with respect to us or our competitors,

     o    acts of terrorism or war,

     o    the availability and price of insurance,

     o the reliability of the systems, procedures and other infrastructure necessary to operate our retail electric business, including the systems owned and operated by ERCOT,

     o political, legal, regulatory and economic conditions and developments in the United States and in foreign countries in which we operate or into which we might expand our operations, including the effects of fluctuations in foreign currency exchange rates,

     o    the successful operation of deregulating power markets, and

     o the resolution of the refusal by California market participants to pay our receivables balances due to the recent energy crisis in the West region.

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

     Volatility in market prices for fuel and electricity may result from:

     o    weather conditions,

     o    seasonality,

     o    forced or unscheduled plant outages,

     o    addition of generating capacity,

     o    changes in market liquidity,

     o disruption of electricity or gas transmission or transportation, infrastructure or other constraints or inefficiencies,

     o    availability of competitively priced alternative energy sources,

     o    demand for energy commodities and general economic conditions,

     o    availability and levels of storage and inventory for fuel stocks,

     o natural gas, crude oil and refined products, and coal production levels,

     o    natural disasters, wars, embargoes and other catastrophic events, and

     o    federal, state and foreign governmental regulation and legislation.

     Risks Associated with Our Hedging and Risk Management Activities. To lower our financial exposure related to commodity price fluctuations, our trading, marketing and risk management services operations routinely enter into contracts to hedge a portion of our purchase and sale commitments, exposure to weather fluctuations, fuel requirements and inventories of natural gas, coal, crude oil and refined products, and other commodities. As part of this strategy, we routinely utilize fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets and on exchanges. However, we do not expect to cover the entire exposure of our assets or our positions to market price volatility, and the coverage will vary over time. This hedging activity fluctuates according to strategic objectives, taking into account the desire for cash flow or earnings certainty and our view on market prices. To the extent we have unhedged positions, fluctuating commodity prices could negatively impact our financial results and financial position. For additional information regarding the accounting treatment for our hedging, trading and marketing and risk management activities, please read Notes 2(d) and 6 to our consolidated financial statements. For additional information regarding the types of contracts and activities of our trading and marketing operations, please read " - Trading and Marketing Operations" and "Qualitative and Quantitative Disclosures about Market Risk" in
Item 7A of this Form 10-K.

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

     The risk management procedures we have in place may not always be followed or may not always work as planned. As a result of these and other factors, we cannot predict with precision the impact that our risk management decisions may have on our businesses, operating results or financial position. For information regarding our risk management policies, please read "Quantitative and Qualitative Disclosures about Market Risk - Risk Management Structure" in Item 7A to this Form 10-K.

     Our trading, marketing and risk management services operations (as well as some of our operations conducted on behalf of Reliant Energy) are also exposed to the risk that counterparties who owe us money or physical commodities, such as power, natural gas or coal, will not perform their obligations. Should the counterparties to these arrangements fail to perform, we might be forced to acquire alternative hedging arrangements or replace the underlying commitment at then-current market prices. In this event, we might incur additional losses to the extent of amounts, if any, already paid to the counterparties. For information regarding our credit risk, including exposure to Enron and utilities in California, please read "Quantitative and Qualitative Disclosure About Market Risk - Credit Risk" in Item 7A of this Form 10-K and Notes 6(d), 13(i) and 17 to our consolidated financial statements.

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

     Factors Affecting Our Acquisition and Project Development Activities. Our plans indicate a shift in emphasis from identifying and pursuing acquisition and development candidates to construction and integration of generation facilities. We believe this is a temporary shift based on the requirements of integrating the Orion Power assets and the maturation of both our and Orion Power's development projects and by the current state of the wholesale electricity and capital markets.

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

     Currently, we have a select number of power generation facilities under development and many under construction (either owned or leased). Our completion of these facilities is subject to the following:

     o    market prices,

     o    shortages and inconsistent quality of equipment, material and labor,

     o    financial market conditions and the results of our financing efforts,

     o    actions by rating agencies with respect to us or our competitors,

     o    work stoppages, due to plant bankruptcies and contract labor disputes,

     o    permitting and other regulatory matters,

     o    unforeseen weather conditions,

     o    unforeseen equipment problems,

     o    environmental and geological conditions, and

     o    unanticipated capital cost increases.

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

     As a result of several recent events, including the United States economic recession, the price decline of our industry sector in the equity capital markets and the downgrading of the credit ratings of several of our significant competitors, the availability and cost of capital for our business and the businesses of our competitors has been adversely affected. In response to these events and the intensified scrutiny of companies in our industry sector by the rating agencies, we have reduced our planned capital expenditures by $2.7 billion over the 2002 - 2006 time frame.

     Successful integration of plants, especially acquisitions, is subject to a number of risks, including the following:

     o    unforeseen liabilities or other exposures,

     o inaccurate due diligence of acquired facilities, such as underestimates of outage rates and operating costs,

     o inability to achieve adequate cost savings in both overhead and operations,

     o inability to achieve various commercial synergies with existing operations, and

     o    market prices for power and fuels.

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

     Future results of operations of our European Energy segment could be affected by, among other things, the following:

     o increasing competition in the Dutch wholesale energy market, resulting in declining electric power margins,

     o the timing and pace of the deregulation of other sectors of the European energy markets,

     o the continuing negative impact of the bankruptcy of Enron on market liquidity and credit requirements in European trading markets,

     o the mark-to-market price risk exposure associated with certain stranded cost electricity and natural gas supply contracts,

     o the impact of any renegotiation of European Energy's stranded cost contracts,

     o the impact and changes of natural gas tariffs pursuant to changes in the regulatory structure,

     o the ability to negotiate new contracts or renew contracts with customers on favorable terms, and

     o the impact of slowing economic growth on power generation demand in the markets in which our European Energy segment operates.

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

     Plant Outages. During 2001, our margins were negatively impacted by unplanned outages at some of our Dutch generation facilities. The unplanned outages were primarily due to malfunctions of the generation turbines and related equipment and complications encountered in the maintenance of one of our facilities. We estimate that these unplanned outages resulted in losses of approximately $11 million, a significant portion of which is covered by property damage and business interruption insurance. For additional information regarding operational risks applicable to our European Energy segment, including unplanned plant outages, please read " - Factors Affecting the Results of Our Wholesale Energy Operations - Operating Risks."

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

     We are in the process of reviewing our European Energy segment's goodwill and certain intangibles for impairment pursuant to SFAS No. 142. For information regarding assessing the impairment in 2002 under SFAS No. 142, please read " - New Accounting Pronouncements and Critical Accounting Policies."

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

FACTORS AFFECTING THE RESULTS OF OUR RETAIL ENERGY OPERATIONS

     General. The Texas retail electricity market fully opened to competition in January 2002. Therefore, we do not expect the earnings from our Retail Energy segment for past years to be indicative of our future earnings and results. The level of future earnings generated by our Retail Energy segment will depend on numerous factors including:

     o legislative and regulatory developments related to the newly-opened retail electricity market in Texas and changes in the application of such laws and regulations,

     o the effects of competition, including the extent and timing of the entry or exit of competitors in our markets and the impact of competition on retail prices and margins,

     o customer attrition rates and cost associated with acquiring and retaining new customers,

     o our ability to negotiate new contracts or renew contracts with customers on favorable terms,

     o the timing and extent of changes in wholesale commodity prices and transmission and distribution rates,

     o our ability to procure adequate electricity supply upon economic terms,

     o    our ability to effectively hedge commodity prices,

     o our ability to pass increased supply costs on to customers in a timely manner,

     o our ability to timely perform our obligations under our customer contracts,

     o    market liquidity for wholesale power,

     o    the financial condition and payment patterns of our customers,

     o    weather variations and other natural phenomena,

     o the timely and accurate implementation of the new internal and external information technology systems and processes necessary to provide customer information and to implement customer switching in the retail electricity market in Texas which was established in late 2001,

     o the costs associated with operating our internal customer service and other operating functions, and

     o the timing and accuracy of ERCOT settlements, and the exchange of information between ERCOT, the transmission and distribution utility and our retail electric provider, which facilitates our Retail Energy segment's billing, collection and supply management processes.

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

     We are not permitted to offer electricity to these customers at a price other than the price to beat until January 1, 2005, unless before that date the Texas Utility Commission determines that 40% or more of the amount of electric power that was consumed in 2000 by the relevant class of customers in the Houston metropolitan area is committed to be served by retail electric providers other than us. Because we will not be able to compete for residential and small commercial customers on the basis of price in the Houston area, we may lose a significant number of these customers to other retail electric providers. Customers were given the opportunity to switch beginning in August 2001 through the retail pilot project. Due to system related problems which restricted the timely switching of customers during the pilot project and in early 2002, we cannot be sure of the number of customers that have attempted to switch to other retail electric providers. For additional information regarding retail market systems problems, please read " - Operational Risks." Between the beginning of the pilot project in August 2001 and February 28, 2002, we estimate that approximately 67,000 customers (or approximately 4% of our residential and small commercial customers) have switched to other retail electric providers. Due to the switching systems problems, the actual numbers of customers that switched or attempted to switch by this date may actually be higher.

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

     In Texas, our Wholesale Energy group and our Retail Energy group work together in order to determine the price, demand and supply of energy required to meet the needs of our Retail Energy segment's customers. We may purchase capacity from non-affiliated parties in the capacity auctions mandated by the Texas Utility Commission and from Texas Genco in auctions substantially similar to, but separate from, the mandated auctions. These positions are continuously monitored and updated based on retail sales forecasts and market conditions. However, we do not expect to cover the entire exposure of these positions to market price volatility, and the coverage will vary over time. For a discussion of risks similar to those associated with our Retail Energy segment's hedging activities, please read " - Factors Affecting the Results of Our Wholesale Energy Operations - Price Volatility," and " - Risks Associated with Our Hedging and Risk Management Activities." In addition to the factors noted in these sections, our ability to adequately hedge our retail electricity requirements is also dependent on the accurate forecast of the number of our customers in each customer class and uncertainties associated with the recently established ERCOT settlement procedures.

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

     Operational Risks. The price of purchased power could have an adverse effect on the costs incurred by our Retail Energy segment in acquiring power to serve the demand of its retail customers. For additional information regarding commodity price volatility, please read " - Factors Affecting the Results of Our Wholesale Energy Operations - Price Volatility."

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

                         LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS

     The net cash provided by or used in operating, investing and financing activities for 1999, 2000 and 2001 is as follows (in millions).

                                                 YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------
                                         1999             2000              2001
                                      ------------     ------------     ------------
Cash provided by (used in):
  Operating activities ...........    $         35     $        328     $       (127)
  Investing activities ...........          (1,406)          (3,013)            (838)
  Financing activities ...........           1,408            2,721            1,000

Cash Provided by Operating Activities

    Net cash provided by operating activities during 2001 decreased by $455 million compared to 2000. This decrease was primarily due to changes in working capital and other changes in assets and liabilities. Changes in working capital and other assets and liabilities in 2001 resulted in net cash outflows of approximately $720 million primarily due to the following:

     o a $409 million net cash outflow due to a reduction in accounts payable partially offset by a reduction in accounts receivable and net intercompany accounts receivable during 2001 due to the timing of cash receipts and cash payments at our European Energy segment and the payment of a significant gas payable by Wholesale Energy in 2001 which was accrued in 2000;

     o a lease prepayment of $181 million related to the REMA sale-leaseback agreements (please see Note 13(c) to our consolidated financial statements);

     o increased restricted cash of $117 million related to our REMA operations (please see Note 2(j) to our consolidated financial statements); and

     o increased deposits of $145 million in a collateral account related to an equipment financing structure (please see Note 13(h) to our consolidated financial statements);

     o the foregoing items were partially offset by $167 million of reduced net margin deposits on energy trading and hedging activities as a result of reduced commodity volatility and relative price levels of natural gas and power compared to the fourth quarter of 2000.

     Changes in working capital and other assets and liabilities in 2000 resulted in net cash outflows of approximately $27 million primarily due to the following:

     o increased restricted cash of $50 million related to our REMA operations;

     o increased deposits of $85 million in a collateral account related to an equipment financing structure;

     o increased net margin deposits of $206 million on energy trading and hedging activities as a result of increased commodity volatility and relative price levels of natural gas and power in the fourth quarter of 2000; and

     o    other changes in working capital;

     o the foregoing items were partially offset by a $142 million net cash inflow due to an increase in accounts payable partially offset by an increase in accounts receivable and net intercompany accounts receivable due to the timing of cash receipts and cash payments related to a significant gas payable which was accrued in 2000 and $123 million of proceeds from the sale of an investment in marketable debt securities during 2000.

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


     Acquisition of REPGB. In the fourth quarter of 1999, we funded $833 million of the REPGB purchase obligation. On March 1, 2000, we funded the $982 million remaining REPGB purchase obligation. We obtained a portion of the funds for this purchase from a Euro 600 million ($596 million) three-year term loan facility established in February 2000 that matures in March 2003. For more information about the acquisition, please read Note 5(b) to our consolidated financial statements.


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

                                           2001           2002             2003            2004            2005            2006
                                       ------------    ------------    ------------    ------------    ------------    ------------
Wholesale Energy(1)(2)(3) .........    $        658    $      3,579    $        322    $        147    $        215    $        146
European Energy ...................              21              22              --              --              --              --
Retail Energy .....................             117              40              19              18              14              16
Other Operations ..................              44              75              46              31              32              33
Major maintenance cash outlays ....              88              94              87             106              86              85
                                       ------------    ------------    ------------    ------------    ------------    ------------
    Total .........................    $        928    $      3,810    $        474    $        302    $        347    $        280
                                       ============    ============    ============    ============    ============    ============

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

(3) We currently estimate the capital expenditures by off-balance sheet special purpose entities to be $704 million, $343 million, $163 million and $48 million in 2002, 2003, 2004 and 2005, respectively. Capital expenditures for these projects have been excluded from the table above. Please read " - Off-Balance Sheet Transactions - Construction Agency Agreements" and " - Equipment Financing Structure" for additional information regarding these transactions.

     Acquisition of Orion Power. On February 19, 2002, we acquired all of the outstanding shares of common stock of Orion Power for $26.80 per share in cash for an aggregate purchase price of $2.9 billion. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of cash acquired, some of which is restricted pursuant to debt covenants). We funded the purchase of Orion Power with a $2.9 billion credit facility (Orion Bridge Facility) and $41 million of cash on hand. Please read " - Consolidated Sources of Cash - Orion Bridge Facility" for further information.

     Generating Projects. As of December 31, 2001, we had three generating facilities under construction. Total estimated costs of constructing these facilities are $1.1 billion, including $304 million in commitments for the purchase of combustion turbines. As of December 31, 2001, we had incurred $690 million of the total projected costs of these projects, which were funded primarily from equity and debt facilities. In addition, we have options to purchase additional combustion turbines for a total estimated cost of $42 million. We are actively attempting to market these turbines, having determined that they are in excess of our current needs. In addition to these facilities, we are constructing facilities as construction agents under construction agency agreements under synthetic leasing arrangements, which permit us to lease or buy each of these facilities at the conclusion of their construction. For more information regarding the construction agency agreements, please read " - Off-Balance Sheet Transactions - Construction Agency Agreements."

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

     The following table sets forth estimates of our consolidated contractual obligations as of December 31, 2001 to make future payments for 2002 through 2006 and thereafter (in millions):


                                                                                                                         2007 AND
CONTRACTUAL OBLIGATIONS                         TOTAL       2002        2003        2004        2005        2006        THEREAFTER
-------------------------------------------   ---------   ---------   ---------   ---------   ---------   ---------   -------------

Long-term debt ............................   $     892   $      24   $     539   $      42   $      12   $      12   $         263
Short-term borrowing, including
  credit facilities .......................         297         297          --          --          --          --              --
Mid-Atlantic generating assets
  operating lease payments ................       1,560         136          77          84          75          64           1,124
Other operating lease payments ............         859          52          72          87          89          90             469
Trading and marketing liabilities .........       1,840       1,478         216          85          33          13              15
Non-trading derivative liabilities ........       1,038         399         191         113          61          35             239
Other commodity commitments ...............       3,134         465         242         207         207         207           1,806
Other long-term obligations ...............         300          10          10          10          10          10             250
                                              ---------   ---------   ---------   ---------   ---------   ---------   -------------
  Total contractual cash obligations ......   $   9,920   $   2,861   $   1,347   $     628   $     487   $     431   $       4,166
                                              =========   =========   =========   =========   =========   =========   =============

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

     Other Items. For other items that may affect our future cash flows from operations, please read " - Certain Factors Affecting Future Earnings."

     The following discussion summarizes our currently available liquidity sources and material factors that could impact that availability.

     Credit Facilities. The following table provides a summary of the amounts owed and amounts available under our various credit facilities (in millions).

                                                   TOTAL                                                     EXPIRING BY
                                                 COMMITTED         DRAWN        LETTERS OF      UNUSED       DECEMBER 31,
                                                   CREDIT         AMOUNT          CREDIT        AMOUNT          2002(1)
                                                 ------------   ------------   ------------   ------------   ------------
Reliant Resources, as of December 31, 2001 ...   $      5,563   $      1,078   $        396   $      4,089   $      1,114
Orion Power, as of February 19, 2002 .........          2,028          1,827             95            106          1,736
                                                                                                             ------------
  Total ......................................                                                               $      2,850
                                                                                                             ============

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

     Our ability to arrange financing, including refinancing, and our cost of capital are dependent on the following factors:

     o    general economic and capital market conditions,

     o    maintenance of acceptable credit ratings,

     o    credit availability from banks and other financial institutions,

     o investor confidence in us, our competitors and peer companies and our wholesale power markets,

     o market expectations regarding our future earnings and probable cash flows,

     o market perceptions of our ability to access capital markets on reasonable terms,

     o    the success of current power generation projects,

     o    the perceived quality of new power generation projects, and

     o    provisions of relevant tax and securities laws.

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

------------

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

OFF-BALANCE SHEET TRANSACTIONS

     Construction Agency Agreements. In 2001, we, through several of our subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities are not consolidated by us. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion of which the last $1.1 billion is currently available only if cash collateralized. The availability of the commitment is subject to satisfaction of various conditions, including the obligation to provide cash collateral for the loans and letters of credit outstanding on November 27, 2004. We, through several of our subsidiaries, act as construction agent for the special purpose entities and are responsible for completing construction of these projects by December 31, 2004, but we have generally limited our risk during construction to an amount not in excess of 89.9% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, our subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If we do not exercise our option to lease any project upon its completion, we must purchase the project or remarket the project on behalf of the special purpose entities. Our ability to exercise the lease option is subject to certain conditions. We must guarantee that the Investors will receive an amount at least equal to 89.9% of their investment in the case of a remarketing sale at the end of construction. At the end of an individual project's initial operating lease term (approximately five years from construction completion), our subsidiary lessees have the option to extend the lease with the approval of Investors, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of an amount not to exceed 85% of the project cost, if the proceeds from remarketing are not sufficient to repay the Investors. We have guaranteed the performance and payment of our subsidiaries' obligations during the construction periods and, if the lease option is exercised, each lessee's obligations during the lease period. At anytime during the construction period or during the lease, we may purchase a facility by paying an amount approximately equal to the outstanding balance plus costs. As of December 31, 2001, the special purpose entities had property, plant and equipment of $428 million, net other assets of $52 million, which were primarily restricted cash, and debt obligations of $465 million. As of December 31, 2001, the special purpose entities had equity from unaffiliated third parties of $15 million. We currently estimate the aggregate cost of the three generating facilities that are currently under construction by the special purpose entities to be approximately $1.8 billon.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is not expected to materially change the methods used by us to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than is currently permitted. We adopted SFAS No. 144 on January 1, 2002.

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

     During the first quarter of 2002, the FASB considered proposed approaches related to identifying and accounting for special-purpose entities. The current proposal being considered by the FASB is likely to limit special purpose entities used by a company for financing and other purpose not being consolidated with its results of operations. One criterion being considered is to require consolidation of a special purposes entity if the equity investments held by third-party owners in the special purposes entity is less than 10% of total capitalization. The FASB likely will not grandfather special purpose entities existing at the date the final interpretation is issued. Special purpose entities in existence at the date of adoption of this interpretation will likely be consolidated by the primary beneficiary. For information regarding special purposes entities affiliated with us, please read " - Liquidity and Capital Resources - Off-Balance Sheet Transactions" and Notes 13(c) and (h) to our consolidated financial statements.

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

     o determination of fair value of trading and marketing assets and liabilities for our energy trading, marketing and price risk management services operations, and non-trading derivative assets and liabilities, including stranded costs obligations related to our European Energy operations (please read " - Trading and Marketing Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K and Notes 2(d) and 6 to our consolidated financial statements); and

     o impairment of long-lived assets and intangibles (please read "European Energy" and Notes 2(f) and 2(q) to our consolidated financial statements).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

     We are exposed to various market risks. These risks arise from transactions entered into in the normal course of business and are inherent in our consolidated financial statements. Most of the revenues and income from our business activities are impacted by market risks. Categories of market risks include exposures to commodity prices through trading and marketing and non-trading activities, interest rates, foreign currency exchange rates and equity prices. A description of each market risk category is set forth below:

     o Commodity price risk results from exposures to changes in spot prices, forward prices and price volatilities of commodities, such as electricity, natural gas and other energy commodities.

     o Interest rate risk primarily results from exposures to changes in the level of borrowings and changes in interest rates.

     o Currency rate risk results from exposures to changes in the value of foreign currencies relative to our reporting currency, the U.S. dollar, and exposures to changes in currency rates in transactions executed in currencies other than a business segment's reporting currency.

     o Equity price risk results from exposures to changes in prices of individual equity securities.

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

     Our VAR limits are set by our Board of Directors, as further discussed below. Violations in overall VAR limits are required to be reported to the Audit Committee of our Board of Directors pursuant to our corporate-wide risk limit parameters. For further discussion on our risk management framework, please read " - Risk Management Structure" below.

     The following presents the daily VAR for substantially all of our Trading Energy Derivative positions (in millions).

                                             2000          2001
                                           ----------   ----------

As of December 31, .....................   $       15   $       27
Year Ended December 31:
     Average ...........................            6            9
     High ..............................           36           27
     Low ...............................            1            3

     The following chart presents the daily VAR for substantially all of our Trading Energy Derivatives during 2001 (in millions).

                       COMBINED DOMESTIC AND EUROPEAN VAR
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                              [PERFORMANCE GRAPH]

                                                 YEAR ENDED
                                             DECEMBER 31, 2001
                            -------------------------------------------------
                            WHOLESALE      EUROPE       RETAIL       TOTAL
                            ----------   ----------   ----------   ----------

First Quarter ...........     5.040953     0.976000                  6.016953
Second Quarter ..........     7.938367     0.838000                  8.776367
Third Quarter ...........     4.785587     0.832000                  5.617587
Fourth Quarter ..........     8.714555     0.551000    17.785732    27.051287

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

NON-TRADING MARKET RISK

Commodity Price Risk

     Commodity price risk is an inherent component of our electric power generation businesses because the profitability of our generation assets depends significantly on commodity prices sufficient to create gross margin. During 2001, the majority of our non-trading commodity price risk was related to our electric power generation businesses. Prior to the energy delivery period, we attempt to hedge, in part, the economics of our electric power facilities by selling power and purchasing equivalent fuel. Some power capacity is held in reserve and sold in the spot market. Derivative instruments are used to mitigate exposure to variability in future cash flows from probable, anticipated future transactions attributable to a commodity risk. In this way, more certainty is provided as to the financial contribution associated with the operation of these assets. Beginning in 2002, our commodity price risk exposures related to our Retail Energy operations increased, as we began to provide retail electric services to all customers of Reliant Energy's electricity utility division who did not select another retail electric provider. For a discussion of risk factors affecting our Retail Energy operations, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Retail Energy Operations" in Item 7 of this Form 10-K.

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

     The above analysis of the Non-trading Energy Derivatives utilized for hedging purposes does not include the favorable impact that the same hypothetical price movement would have on our physical purchases and sales of natural gas and electric power to which the hedges relate. Furthermore, the Non-trading Energy Derivative portfolio, excluding the stranded cost import contracts, is managed to complement the physical transaction portfolio, thereby reducing overall risks within limits. Therefore, the adverse impact to the fair value of the portfolio of Non-trading Energy Derivatives held for hedging purposes associated with the hypothetical changes in commodity prices referenced above would be offset by a favorable impact on the underlying hedged physical transactions, assuming:

     o the Non-trading Energy Derivatives are not closed out in advance of their expected term,

     o the Non-trading Energy Derivatives continue to function effectively as hedges of the underlying risk, and

     o    as applicable, anticipated underlying transactions settle as expected.

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

Foreign Currency Exchange Rate Risk

     Our European operations expose us to risk of loss in the fair value of our foreign investments due to the fluctuation in foreign currencies relative to our reporting currency, the U.S. dollar. Additionally, our European Energy segment transacts in several European currencies, although the majority of its business is conducted in the Euro and prior to January 2001, the Dutch Guilder. As of December 31, 2001, we had entered into foreign currency swaps and foreign currency forward contracts and had issued Euro-denominated borrowings to hedge our foreign currency exposure of our net European investment. Changes in the value of the foreign currency hedging instruments and Euro - denominated borrowings are recorded as foreign currency translation adjustments as a component of accumulated other comprehensive income (loss) in stockholders' equity. As of December 31, 2000 and 2001, we had recorded a loss of $2 million and $96 million, respectively, in cumulative net translation adjustments. The cumulative translation adjustments will be realized in earnings and cash flows only upon the disposition of the related investments. During the normal course of business, we review our currency hedging strategies and determine the hedging approach we deem appropriate based upon the circumstances of each situation.

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

     Audit Committee. The Audit Committee of our Board of Directors assesses the adequacy of the risk control organization and policies. The Audit Committee of our Board of Directors meets at least three times a year to:

     o    approve the risk control organization structure,

     o    approve the corporate-wide risk control policy,

     o    monitor compliance with trading limits,

     o    review significant risk control issues, and

     o recommend to our Board of Directors corporate-wide commodity risk limit parameters for trading and marketing activities.

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

     Risk Oversight Committee. The Risk Oversight Committee, which is comprised of corporate and business segment officers, oversees all of our trading, marketing and hedging activities and other activities involving market risks. These activities expose us to commodity price, credit, foreign currency and interest rate risks. The Risk Oversight Committee meets at least monthly. For trading, marketing and hedging activities, the Risk Oversight Committee:

     o    monitors compliance of our trading units,

     o    reviews daily position reports for trading and marketing activities,

     o recommends adjustments to trading limits, products and policies to the Audit Committee of our Board of Directors,

     o    approves business segment's detailed policies and procedures,

     o allocates Board of Director-approved trading and marketing risk capital limits, including VAR limits,

     o    approves new trading, marketing and hedging products and commodities,

     o    approves entrance into new trading markets,

     o monitors processes and information systems related to the management of our risk to market exposures, and

     o    places guidelines and limits around hedging activities.

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

     Corporate Risk Control Organization. Our Corporate Risk Control Organization is headed by a chief risk control officer who has corporate-wide oversight for maintaining consistent application of corporate risk policies within individual business segments. The Corporate Risk Control Organization:

     o recommends the corporate-wide risk management policies and procedures which are approved by the Audit Committee of our Board of Directors;

     o provides updates of trading and marketing activities to the Audit Committee of our Board of Directors on a regular basis;

     o provides oversight of our ongoing development and implementation of operational risk policies, framework and methodologies;

     o monitors effectiveness of the corporate-wide risk management policies, procedures and risk limits;

     o evaluates the business segment risk control organizations, including information systems and reporting;

     o evaluates all significant valuation methodologies, assumptions and models;

     o    evaluates allocation of risk limits within our business segments;

     o    reviews daily position reports of trading and marketing activities;
          and

     o    reviews inherent risks in proposed transactions.

     Business Segment Risk Control Organizations. Each of our business segments has a Business Segment Risk Control Organization, which is headed by a risk control officer who reports to the Corporate Risk Control Organization and the business segment's executive management outside of the commercial trading organization. The Business Segment Risk Control Organization:

     o develops and maintains the risk control infrastructure, including policies, processes, personnel and information and valuation systems, to analyze and report the daily risk positions to Executive Management, the Risk Oversight Committee, the Corporate Risk Control Organization, the Internal Audit Department and the Controllers Organization;

     o    reviews credit exposures for customers and counterparties;

     o reviews all significant valuation methodologies, assumptions and models used for risk measurement, mark-to-market valuations and structured transaction evaluations;

     o ensures risk systems can adequately measure positions and related risk exposures for new products and transactions;

     o evaluates new transactions for compliance with risk policies and limits; and

     o    evaluates effectiveness of hedges.

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

     The effectiveness of our policies and procedures for managing risk exposure can never be completely estimated or fully assured. For example, we could experience losses, which could have a material adverse effect on our financial condition, results of operations or cash flows from unexpectedly large or rapid movements or disruptions in the energy markets, from regulatory-driven market rules changes and bankruptcy of customers or counterparties.

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

                                                                                               PERCENTAGE OF
                                                            COLLATERAL     EXPOSURE NET OF    EXPOSURE NET OF
CREDIT RATING EQUIVALENT                   EXPOSURE           HELD(3)         COLLATERAL        COLLATERAL
------------------------------------    -------------     -------------    ---------------    ---------------
AAA/Aaa ............................    $         136     $          --     $         136                  5%
AA/Aa2 .............................              191                --               191                  7%
A/A2 ...............................            1,049                (4)            1,045                 39%
BBB/Baa2 ...........................            1,143              (137)            1,006                 38%
BB/Ba2 or lower ....................              251               (26)              225                  9%
Unrated(1)(2) ......................               49                --                49                  2%
                                        -------------     -------------     -------------      -------------
                                                2,819              (167)            2,652                100%
Less: Credit and other reserves ....              114                --               114
                                        -------------     -------------     -------------
                                        $       2,705     $        (167)    $       2,538
                                        =============     =============     =============


     The following table presents credit exposure by maturity for total trading and marketing assets and non-trading derivative assets, net of collateral, as of December 31, 2001 (in millions).

                                                                                 EXPOSURE NET OF
CREDIT RATING EQUIVALENT                    0-12 MONTHS     1 YEAR OR GREATER      COLLATERAL
--------------------------------------      -------------   -----------------    ---------------
AAA/Aaa ..............................      $          95      $          41      $         136
AA/Aa2 ...............................                142                 49                191
A/A2 .................................                860                185              1,045
BBB/Baa2 .............................                653                353              1,006
BB/Ba2 or lower ......................                125                100                225
Unrated(1)(2) ........................                 31                 18                 49
                                            -------------      -------------      -------------
                                                    1,906                746              2,652
Less: Credit and other reserves ......                 69                 45                114
                                            -------------      -------------      -------------
                                            $       1,837      $         701      $       2,538
                                            =============      =============      =============

------------

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES


Independent Auditors' Report................................................................................ F-2

Statements of Consolidated Income for the Years Ended December 31, 1999, 2000 and 2001 (as Restated)........ F-3

Consolidated Balance Sheets as of December 31, 2000 and 2001 (as Restated).................................. F-4

Statements of Consolidated Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.................. F-5

Statements of Consolidated Stockholders' Equity and Comprehensive Income for the Years Ended
December 31, 1999, 2000 and 2001 (as Restated).............................................................. F-6

Notes to Consolidated Financial Statements.................................................................. F-7

Supplementary Data of the Company........................................................................... III-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Reliant Resources, Inc. and Subsidiaries
Houston, Texas


    We have audited the accompanying consolidated balance sheets of Reliant Resources, Inc. and Subsidiaries (the Company), as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.


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


    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


    As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.


    As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.


DELOITTE & TOUCHE LLP



Houston, Texas
March 28, 2002
(July 3, 2002 as to the effects of the
 restatement discussed in Note 1)

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES


                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                            (AS RESTATED, SEE NOTE 1)



                                                                             YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                      1999            2000            2001
                                                                  ------------    ------------    ------------
REVENUES ......................................................   $  6,539,202    $ 18,721,697    $ 31,129,357
EXPENSES:
  Fuel and cost of gas sold ...................................      3,572,124      10,554,498      15,234,388
  Purchased power .............................................      2,687,906       6,809,188      13,888,714
  Operation and maintenance ...................................        135,620         435,006         510,759
  General, administrative and development .....................        100,480         291,661         486,973
  Depreciation and amortization ...............................         28,584         193,682         246,764
                                                                  ------------    ------------    ------------
    Total .....................................................      6,524,714      18,284,035      30,367,598
                                                                  ------------    ------------    ------------
OPERATING INCOME ..............................................         14,488         437,662         761,759
                                                                  ------------    ------------    ------------
OTHER (EXPENSE) INCOME:
  Interest expense ............................................         (8,795)        (42,337)        (63,268)
  Interest income .............................................             --          17,732          26,645
  Interest (expense) income - affiliated companies, net .......         (9,802)       (172,269)         12,477
  Gains (losses) from investments, net ........................         15,972         (16,509)         22,040
  Income of equity investment of unconsolidated
    subsidiaries ..............................................         20,805          42,860          57,440
  Gain on sale of development project .........................             --          18,011              --
  Other, net ..................................................         (6,062)          5,963           8,890
                                                                  ------------    ------------    ------------
    Total other income (expense) ..............................         12,118        (146,549)         64,224
                                                                  ------------    ------------    ------------
INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE AND EXTRAORDINARY ITEM ....................         26,606         291,113         825,983
INCOME TAX EXPENSE ............................................          2,560          88,593         271,594
                                                                  ------------    ------------    ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND
  EXTRAORDINARY ITEM ..........................................         24,046         202,520         554,389
  Cumulative effect of accounting change, net of tax ..........             --              --           3,062
  Extraordinary item, net of tax ..............................             --           7,445              --
                                                                  ------------    ------------    ------------
NET INCOME ....................................................   $     24,046    $    209,965    $    557,451
                                                                  ============    ============    ============

BASIC AND DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of accounting change ........                                   $       2.00
  Cumulative effect of accounting change, net of tax ..........                                           0.01
                                                                                                  ------------
  Net income ..................................................                                   $       2.01
                                                                                                  ============




          See Notes to the Company's Consolidated Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                           (AS RESTATED, SEE NOTE 1)

                                                                                          DECEMBER 31,
                                                                                   ----------------------------
                                                                                       2000            2001
                                                                                   ------------    ------------

                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................   $     89,755    $    118,453
  Restricted cash ..............................................................         50,000         167,421
  Accounts and notes receivable, principally customer, net .....................      1,811,355       1,182,140
  Accounts and notes receivable - affiliated companies, net ....................             --         415,081
  Inventory ....................................................................         99,445         174,035
  Stranded costs settlement receivable .........................................             --         201,503
  Trading and marketing assets .................................................      4,290,803       1,611,393
  Non-trading derivative assets ................................................             --         392,900
  Margin deposits on energy trading and hedging activities .....................        521,004         213,727
  Collateral for electric generating equipment .................................             --         141,701
  Prepayments and other current assets .........................................        206,334         126,936
                                                                                   ------------    ------------
      Total current assets .....................................................      7,068,696       4,745,290
                                                                                   ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, NET .............................................      4,049,495       4,558,542
                                                                                   ------------    ------------
OTHER ASSETS:
  Goodwill, net ................................................................      1,006,782         890,912
  Air emissions regulatory allowances and other intangibles, net ...............        283,952         315,438
  Notes receivable - affiliated companies, net .................................             --          30,278
  Equity investments in unconsolidated subsidiaries ............................        108,727         386,841
  Trading and marketing assets .................................................        544,909         446,610
  Non-trading derivative assets ................................................             --         254,168
  Stranded costs indemnification receivable ....................................             --         203,693
  Accumulated deferred income taxes ............................................             --          46,322
  Collateral for electric generating equipment .................................         84,879          88,268
  Other ........................................................................        327,952         325,344
                                                                                   ------------    ------------
      Total other assets .......................................................      2,357,201       2,987,874
                                                                                   ------------    ------------
      TOTAL ASSETS .............................................................   $ 13,475,392    $ 12,291,706
                                                                                   ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt ............................................   $        591    $     23,769
  Short-term borrowings ........................................................        126,175         296,769
  Accounts payable, principally trade ..........................................      2,083,556       1,002,326
  Accounts and notes payable - affiliated companies, net .......................      1,321,120              --
  Trading and marketing liabilities ............................................      4,272,771       1,478,336
  Non-trading derivative liabilities ...........................................             --         399,277
  Margin deposits from customers on energy trading and hedging activities ......        284,603         144,700
  Accumulated deferred income taxes ............................................             --          37,034
  Other ........................................................................        391,592         253,800
                                                                                   ------------    ------------
    Total current liabilities ..................................................      8,480,408       3,636,011
                                                                                   ------------    ------------
OTHER LIABILITIES:
  Accumulated deferred income taxes ............................................         31,181              --
  Notes payable - affiliated companies, net ....................................        647,499              --
  Trading and marketing liabilities ............................................        530,263         361,786
  Non-trading derivative liabilities ...........................................             --         639,211
  Major maintenance reserve ....................................................         19,899          16,784
  Non-derivative stranded costs liability ......................................             --         203,693
  Benefit obligations ..........................................................         44,413         127,012
  Other ........................................................................        497,543         455,865
                                                                                   ------------    ------------
    Total other liabilities ....................................................      1,770,798       1,804,351
                                                                                   ------------    ------------
LONG-TERM DEBT .................................................................        891,736         867,712
                                                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
  Preferred stock; par value $0.001 per share (125,000,000 shares
    authorized; none outstanding) ..............................................             --              --
  Common Stock, par value $0.001 per share (2,000,000,000 shares authorized; 240,000,000 and 299,804,000 issued and outstanding,
    respectively) ..............................................................              1              61
  Additional paid-in capital ...................................................      2,336,993       5,777,169
  Treasury stock at cost, 0 and 11,000,000 shares ..............................             --        (189,460)
  Retained earnings ............................................................             --         557,451
  Accumulated other comprehensive loss .........................................         (4,544)       (161,589)
                                                                                   ------------    ------------
    Stockholders' equity .......................................................      2,332,450       5,983,632
                                                                                   ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $ 13,475,392    $ 12,291,706
                                                                                   ============    ============

          See Notes to the Company's Consolidated Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        1999            2000            2001
                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................   $     24,046    $    209,965    $    557,451
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ...............................         28,583         193,682         246,764
    Deferred income taxes .......................................         15,556         (27,476)         22,440
    Net trading and marketing assets and liabilities ............        (11,703)         (3,984)       (185,136)
    Net non-trading derivative assets and liabilities ...........             --              --         (65,831)
    Curtailment and related benefit enhancement .................             --              --          99,523
    Contributions of marketable securities to charitable
      foundation ................................................             --          15,172              --
    Impairment of marketable equity securities ..................             --          26,504              --
    Undistributed loss (income) of unconsolidated
      subsidiaries ..............................................            793         (24,931)        (30,280)
    Gain on sale of development project .........................             --         (18,011)             --
    Stranded cost indemnification settlement gain ...............             --              --         (36,881)
    Cumulative effect of accounting change ......................             --              --          (3,062)
    Extraordinary item ..........................................             --          (7,445)             --
    Other, net ..................................................        (15,948)         (2,034)        (11,712)
    Changes in other assets and liabilities:
      Restricted cash ...........................................             --         (50,000)       (117,421)
      Accounts and notes receivable, net ........................       (225,257)     (1,174,918)        582,629
      Accounts receivable/payable - affiliated
        companies, net ..........................................         32,939        (168,692)         92,906
      Inventory .................................................         69,076          (9,468)        (59,153)
      Collateral for electric generating equipment, net .........             --         (84,879)       (145,090)
      Margin deposits on energy trading and hedging
        activities, net .........................................        (59,467)       (206,480)        167,374
      Prepaid lease obligation ..................................             --              --        (180,531)
      Proceeds from sale of debt securities .....................             --         123,428              --
      Other current assets ......................................        (11,905)        (92,719)        102,348
      Other assets ..............................................         (8,199)       (103,692)        (39,882)
      Accounts payable ..........................................        274,054       1,485,925      (1,084,239)
      Taxes accrued .............................................        (21,450)         49,716          (6,068)
      Other current liabilities .................................         23,974         209,216         (55,984)
      Other liabilities .........................................        (80,038)        (11,337)         22,814
                                                                    ------------    ------------    ------------
        Net cash provided by (used in) operating
          activities ............................................         35,054         327,542        (127,021)
                                                                    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................................       (293,197)       (933,180)       (839,908)
  Payment of business purchase obligation .......................             --        (981,789)             --
  Business acquisitions, net of cash acquired ...................     (1,065,013)     (2,121,408)             --
  Proceeds from sale-leaseback transactions .....................             --       1,000,000              --
  Investments in unconsolidated subsidiaries ....................        (36,582)         (5,755)             --
  Other, net ....................................................        (11,680)         28,830           1,839
                                                                    ------------    ------------    ------------
        Net cash used in investing activities ...................     (1,406,472)     (3,013,302)       (838,069)
                                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ..................................         61,601         770,009              --
  Proceeds from issuance of stock, net ..........................             --              --       1,696,074
  Purchase of treasury stock ....................................             --              --        (189,460)
  Payments of long-term debt ....................................             --        (307,201)         (4,084)
  (Decrease) increase in short-term borrowings, net .............        (18,591)        (31,906)        217,323
  Increase (decrease) in notes with affiliated
    companies, net ..............................................      1,306,576       1,219,946        (731,894)
  Contributions from owner ......................................        235,877       1,094,259           9,441
  Distribution to owner .........................................       (170,211)             --              --
  Other, net ....................................................         (7,691)        (23,951)          2,140
                                                                    ------------    ------------    ------------
        Net cash provided by financing activities ...............      1,407,561       2,721,156         999,540
                                                                    ------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS .....................................................            460           5,088          (5,752)
                                                                    ------------    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................         36,603          40,484          28,698
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................         12,668          49,271          89,755
                                                                    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........................   $     49,271    $     89,755    $    118,453
                                                                    ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
    Interest (net of amounts capitalized) .......................   $     37,126    $    205,103    $     84,650
    Income taxes ................................................         16,496          72,784         243,740


          See Notes to the Company's Consolidated Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                           STATEMENTS OF CONSOLIDATED
                  STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)
                           (AS RESTATED, SEE NOTE 1)

                                                                                           ADDITIONAL
                                                               COMMON        TREASURY        PAID-IN       RETAINED
                                                                STOCK          STOCK         CAPITAL       EARNINGS
                                                             -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 1998 ................................                                                $   668,039
COMPREHENSIVE INCOME:
  Net income .............................................                                                     24,046
  Contributions from owner ...............................                                                    235,877
  Distribution to owner ..................................                                                   (170,211)
  Other comprehensive loss:
    Unrealized loss on available-for-sale securities,
      net of tax of $0.4 million .........................
    Foreign currency translation adjustments .............

    Comprehensive income .................................
                                                             -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 1999 ................................                                                    757,751
COMPREHENSIVE INCOME:
  Net income .............................................                                                    209,965
  Contributions from owner ...............................                                                  1,369,278
  Transfer to common stock and additional paid-in
    capital ...............................................  $         1                   $ 2,336,993     (2,336,994)
  Other comprehensive income (loss):
    Foreign currency translation adjustments .............
    Additional minimum non-qualified pension
      liability adjustment, net of tax of $0.4 million ...
    Reclassification adjustment for impairment loss
      on available-for-sale securities realized in
      net income, net of tax of $9 million ...............
    Unrealized loss on available-for-sale
      securities, net of tax of $1 million ...............

    Comprehensive income .................................
                                                             -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 2000 ................................             1                     2,336,993             --
  Net income .............................................                                                    557,451
  Contributions from owner ...............................                                   1,787,311
  Purchases of treasury stock ............................                     (189,460)
  Majority owner effect of treasury stock purchases ......                                     (43,149)
  IPO proceeds, net ......................................            60                     1,696,014
  Other comprehensive income (loss):
    Foreign currency translation adjustments,
      net of tax of $98 million ..........................
    Changes in minimum non-qualified pension
      liability, net of tax of $4 million ................
    Cumulative effect of adoption of SFAS No. 133,
      net of tax of $236 million .........................
    Deferred gain from cash flow hedges, net of tax
      of $228 million ....................................
    Reclassification of net deferred gain from cash
      flow hedges into net income, net of tax of $24
      million ............................................
    Unrealized gain on available-for-sale securities,
      net of tax of $9 million ...........................
    Reclassification adjustments for gains on sales
      of available-for-sale securities realized in
      income, net of tax of $5 million ...................

    Comprehensive income .................................
                                                             -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 2001 ................................   $        61    $  (189,460)   $ 5,777,169    $   557,451
                                                             ===========    ===========    ===========    ===========

                                                             UNREALIZED
                                                               (LOSS)
                                                              GAIN ON        DEFERRED       FOREIGN       ADDITIONAL
                                                             AVAILABLE      DERIVATIVE      CURRENCY       MINIMUM
                                                              FOR SALE        GAINS        TRANSLATION     BENEFITS
                                                             SECURITIES      (LOSSES)      ADJUSTMENTS     LIABILITY
                                                             -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 1998 ................................   $   (16,004)
COMPREHENSIVE INCOME:
  Net income .............................................
  Contributions from owner ...............................
  Distribution to owner ..................................
  Other comprehensive loss:
    Unrealized loss on available-for-sale securities,
      net of tax of $0.4 million .........................        (1,224)
    Foreign currency translation adjustments .............                                 $       162

    Comprehensive income .................................
                                                             -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 1999 ................................       (17,228)                          162
COMPREHENSIVE INCOME:
  Net income .............................................
  Contributions from owner ...............................
  Transfer to common stock and additional paid-in
    capital ...............................................
  Other comprehensive income (loss):
    Foreign currency translation adjustments .............                                      (1,726)
    Additional minimum non-qualified pension
      liability adjustment, net of tax of $0.4 million ...                                                       (716)
    Reclassification adjustment for impairment loss
      on available-for-sale securities realized in
      net income, net of tax of $9 million ...............        17,228
    Unrealized loss on available-for-sale
      securities, net of tax of $1 million ...............        (2,264)

    Comprehensive income .................................
                                                             -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 2000 ................................        (2,264)                       (1,564)          (716)
  Net income .............................................
  Contributions from owner ...............................
  Purchases of treasury stock ............................
  Majority owner effect of treasury stock purchases ......
  IPO proceeds, net ......................................
  Other comprehensive income (loss):
    Foreign currency translation adjustments,
      net of tax of $98 million ..........................                                     (94,066)
    Changes in minimum non-qualified pension
      liability, net of tax of $4 million ................                                                     (6,799)
    Cumulative effect of adoption of SFAS No. 133,
      net of tax of $236 million .........................                  $  (459,944)
    Deferred gain from cash flow hedges, net of tax
      of $228 million ....................................                      427,994
    Reclassification of net deferred gain from cash
      flow hedges into net income, net of tax of $24
      million ............................................                      (32,544)
    Unrealized gain on available-for-sale securities,
      net of tax of $9 million ...........................        16,984
    Reclassification adjustments for gains on sales
      of available-for-sale securities realized in
      income, net of tax of $5 million ...................        (8,670)

    Comprehensive income .................................
                                                             -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 2001 ................................   $     6,050    $   (64,494)   $   (95,630)   $    (7,515)
                                                             ===========    ===========    ===========    ===========

                                                                TOTAL
                                                             ACCUMULATED
                                                                OTHER
                                                            COMPREHENSIVE      TOTAL      COMPREHENSIVE
                                                                INCOME      STOCKHOLDER'S     INCOME
                                                                (LOSS)         EQUITY         (LOSS)
                                                              -----------    -----------   -----------

BALANCE DECEMBER 31, 1998 ................................    $   (16,004)   $   652,035
COMPREHENSIVE INCOME:
  Net income .............................................                        24,046    $    24,046
  Contributions from owner ...............................                       235,877
  Distribution to owner ..................................                      (170,211)
  Other comprehensive loss:
    Unrealized loss on available-for-sale securities,
      net of tax of $0.4 million .........................         (1,224)        (1,224)        (1,224)
    Foreign currency translation adjustments .............            162            162            162
                                                                                            -----------
    Comprehensive income .................................                                  $    22,984
                                                              -----------    -----------    ===========
BALANCE DECEMBER 31, 1999 ................................        (17,066)       740,685
COMPREHENSIVE INCOME:
  Net income .............................................                       209,965    $   209,965
  Contributions from owner ...............................                     1,369,278
  Transfer to common stock and additional paid-in
    capital ...............................................                           --
  Other comprehensive income (loss):
    Foreign currency translation adjustments .............         (1,726)        (1,726)        (1,726)
    Additional minimum non-qualified pension
      liability adjustment, net of tax of $0.4 million ...           (716)          (716)          (716)
    Reclassification adjustment for impairment loss
      on available-for-sale securities realized in
      net income, net of tax of $9 million ...............         17,228         17,228         17,228
    Unrealized loss on available-for-sale
      securities, net of tax of $1 million ...............         (2,264)        (2,264)        (2,264)
                                                                                            -----------
    Comprehensive income .................................                                  $   222,487
                                                              -----------    -----------    ===========
BALANCE DECEMBER 31, 2000 ................................         (4,544)     2,332,450
  Net income .............................................                       557,451    $   557,451
  Contributions from owner ...............................                     1,787,311
  Purchases of treasury stock ............................                      (189,460)
  Majority owner effect of treasury stock purchases ......                       (43,149)
  IPO proceeds, net ......................................                     1,696,074
  Other comprehensive income (loss):
    Foreign currency translation adjustments,
      net of tax of $98 million ..........................        (94,066)       (94,066)       (94,066)
    Changes in minimum non-qualified pension
      liability, net of tax of $4 million ................         (6,799)        (6,799)        (6,799)
    Cumulative effect of adoption of SFAS No. 133,
      net of tax of $236 million .........................       (459,944)      (459,944)      (459,944)
    Deferred gain from cash flow hedges, net of tax
      of $228 million ....................................        427,994        427,994        427,994
    Reclassification of net deferred gain from cash
      flow hedges into net income, net of tax of $24
      million ............................................        (32,544)       (32,544)       (32,544)
    Unrealized gain on available-for-sale securities,
      net of tax of $9 million ...........................         16,984         16,984         16,984
    Reclassification adjustments for gains on sales
      of available-for-sale securities realized in
      income, net of tax of $5 million ...................         (8,670)        (8,670)        (8,670)
                                                                                            -----------
    Comprehensive income .................................                                  $   400,406
                                                              -----------    -----------    ===========
BALANCE DECEMBER 31, 2001 ................................    $  (161,589)   $ 5,983,632
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


RESTATEMENT

     On May 9, 2002, Reliant Resources determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees of each of the Board of Directors of Reliant Resources and Reliant Energy (Audit Committees) also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.

     The Company currently reports all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both the Company's revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e. they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on the Company's reported cash flows, operating income or net income.

     Based on the Company's review, the Company determined that it engaged in such round trip trades in 1999, 2000 and 2001. The results of the Audit Committees' investigation were consistent with the results of the Company's review. The round trip trades were for 30 million megawatt hours (MWh) of power and 182 billion cubic feet (Bcf) in 1999, 30 million MWh of power in 2000, and 74 million MWh of power and 46 Bcf of natural gas in 2001. On May 13, 2002, the Company previously announced its preliminary findings of round trip trades which had identified 30 million MWh of power in 1999, 30 million MWh of power in 2000, and 78 million MWh of power and 45 Bcf of natural gas in 2001. In addition to the round trip trades reported on May 13, 2002, the Company's review, also identified an additional transaction in 1999 involving 182 Bcf of natural gas totaling $364 million, which based on available information, the Company believes was also recorded with the sole objective of increasing volumes but also resulted in increased revenues and fuel and cost of gas sold expense.

     In the course of the Company's review, the Company also identified and determined to record on a net basis several transactions for energy related services (not involving round trip trades) that totaled $85 million over the three year period ended December 31, 2001. These transactions were originally recorded on a gross basis.

     During 1999, 2000 and 2001, these transactions, referred to above, collectively had the effect of increasing revenues, fuel and cost of gas sold expense and purchased power expense as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                    1999             2000             2001
                                                ------------     ------------     ------------
                                                                 (IN MILLIONS)
Revenues....................................... $      1,417     $      1,070     $      3,902
Fuel and cost of gas sold expense..............          376               27              208
Purchase power expense.........................        1,041            1,043            3,694






     In addition, during the May 2001 through September 2001 time frame, the Company entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (four structured transactions).
The four structured transactions were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. Each series of contracts in a structure were executed contemporaneously with the same counterparty and were for the same commodities, quantities and locations. The contracts in each structure were offsetting in terms of physical attributes. The transactions that settled in 2001 were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $1.5 billion of revenues, $364 million in fuel and cost of gas sold and $1.2 billion of purchased power expense being recognized during the period from May 2001 through December 31, 2001. Having further reviewed the transactions, the Company now believes these transactions should have been accounted for on a net basis.

     During the fourth quarter of 2000, two power generation swap contracts with a fair value of $261 million were terminated and replaced with a substantially similar contract providing for physical delivery and designated to hedge electric generation. The termination of the original contracts and execution of the replacement contract represented a substantive modification to the original contract. As a result, upon termination of the original contracts, a contractual liability representing the fair value of the original contracts and a deferred asset of equal amount should have been recorded. As of January 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, the deferred asset should have been recorded as a transition adjustment to other comprehensive loss. The liability and transition adjustment should have been amortized on a straight-line basis over the term of the power generation contract replacing the terminated power generation contracts (through May 2004). The Company previously did not give accounting recognition to these transactions. As a result, the Company has restated its Consolidated Balance Sheets as of December 31, 2000 and 2001 and the Statement of Consolidated Stockholders' Equity and Comprehensive Income for the year ended December 31, 2001, to appropriately account for these transactions as described above. The restatement had no impact on the Company's reported consolidated cash flows, operating income or net income.

     The consolidated financial statements for 1999, 2000 and 2001 have been restated from amounts previously reported to reflect all of the transactions described herein. In addition, the unaudited quarterly financial data for the interim periods ended March 31, 2001, June 30, 2000 and 2001, and September 30, 2000 and 2001 have been restated from amounts previously reported to reflect all of the transactions described herein. The unaudited restated condensed quarterly financial statement information for the quarters ended March 31, 2001, June 30, 2000 and 2001, September 30, 2000 and 2001, and December 31, 2000 and 2001 have been included in Note 15. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement are as follows for 1999, 2000 and 2001:
(Note - Those line items for which no change in amounts are shown were not affected by the restatement.)




                                                YEAR ENDED DECEMBER 31, 1999
                                            ------------------------------------
                                                                  AS PREVIOUSLY
                                              AS RESTATED            REPORTED
                                            ---------------      ---------------
                                                        (IN MILLIONS)
Revenues..................................  $         6,539      $         7,956
Expenses:
     Fuel and cost of gas sold............            3,572                3,948
     Purchased power......................            2,688                3,729
     Other expenses.......................              265                  265
                                            ---------------      ---------------
       Total..............................            6,525                7,942
                                            ---------------      ---------------
Operating Income..........................               14                   14
Other Income, net.........................               12                   12
Income Tax Expense........................               (2)                  (2)
                                            ---------------      ---------------
Net Income................................  $            24      $            24
                                            ===============      ===============

                                                   YEAR ENDED DECEMBER 31, 2000
                                               ------------------------------------
                                                                     AS PREVIOUSLY
                                                  AS RESTATED          REPORTED
                                               ---------------      ---------------
                                                         (IN MILLIONS)
Revenues.....................................  $        18,722      $        19,792
Expenses:
     Fuel and cost of gas sold...............           10,555               10,582
     Purchased power.........................            6,809                7,852
     Other expenses..........................              920                  920
                                               ---------------      ---------------
       Total.................................           18,284               19,354
                                               ---------------      ---------------
Operating Income.............................              438                  438
Other Expense, net...........................             (147)                (147)
Income Tax Expense...........................              (88)                 (88)
                                               ---------------      ---------------
Income Before Extraordinary Gain.............              203                  203
Extraordinary Gain...........................                7                    7
                                               ---------------      ---------------
Net Income...................................  $           210      $           210
                                               ===============      ===============



                                                        DECEMBER 31, 2000
                                               ------------------------------------
                                                                     AS PREVIOUSLY
                                                  AS RESTATED          REPORTED
                                               ---------------      ---------------
                                                         (IN MILLIONS)
                     ASSETS
CURRENT ASSETS:
  Other current assets.......................  $           206      $           130
  Other......................................            6,863                6,863
                                               ---------------      ---------------
         Total current assets................            7,069                6,993

OTHER ASSETS:
  Other noncurrent assets....................              328                  143
  Property, plant and equipment and other....            6,078                6,078
                                               ---------------      ---------------
         Total other assets..................            6,406                6,221
                                               ---------------      ---------------
         TOTAL ASSETS........................  $        13,475      $        13,214
                                               ===============      ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Other current liabilities..................  $           392      $           316
  Other......................................            8,088                8,088
                                               ---------------      ---------------
         Total current liabilities...........            8,480                8,404

OTHER LIABILITIES:
  Other noncurrent liabilities...............              498                  313
  Other......................................            1,273                1,273
                                               ---------------      ---------------
         Total other liabilities.............            1,771                1,586

LONG-TERM DEBT...............................              892                  892

STOCKHOLDERS' EQUITY.........................            2,332                2,332
                                               ---------------      ---------------
         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY.............  $        13,475      $        13,214
                                               ===============    =================



                                                    YEAR ENDED DECEMBER 31, 2001
                                               ------------------------------------
                                                                     AS PREVIOUSLY
                                                 AS RESTATED            REPORTED
                                               ---------------      ---------------
                                                          (IN MILLIONS)
Revenues.....................................  $        31,130      $        36,546
Expenses:
     Fuel and cost of gas sold...............           15,234               15,805
     Purchased power ........................           13,889               18,734
     Other expenses..........................            1,245                1,245
                                               ---------------      ---------------
       Total.................................           30,368               35,784
                                               ---------------      ---------------
Operating Income.............................              762                  762
Other Income, net............................               64                   64
Income Tax Expense...........................             (272)                (272)
                                               ---------------      ---------------
Income Before Cumulative Effect of
     Accounting Change.......................              554                  554
Cumulative effect of accounting change,
     net of tax..............................                3                    3
                                               ---------------      ---------------
Net Income...................................  $           557      $           557
                                               ===============      ===============



                                                        DECEMBER 31, 2001
                                               ------------------------------------
                                                                     AS PREVIOUSLY
                                                 AS RESTATED            REPORTED
                                               ---------------      ---------------
                                                          (IN MILLIONS)
                     ASSETS

CURRENT ASSETS...............................  $         4,745      $         4,745

OTHER ASSETS:
  Accumulated deferred income taxes..........               46                    8
  Property, plant and equipment and other....            7,501                7,501
                                               ---------------      ---------------
         Total other assets..................            7,547                7,509
                                               ---------------      ---------------
         TOTAL ASSETS........................  $        12,292      $        12,254
                                               ===============      ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Non-trading derivative liabilities.........  $           399      $           323
  Accumulated deferred income taxes..........               37                   64
  Other......................................            3,200                3,200
                                               ---------------      ---------------
         Total current liabilities...........            3,636                3,587

OTHER LIABILITIES:
  Non-trading derivative liabilities.........              639                  530
  Other......................................            1,165                1,165
                                               ---------------      ---------------
         Total other liabilities.............            1,804                1,695

LONG-TERM DEBT...............................              868                  868

STOCKHOLDERS' EQUITY:
  Preferred stock............................                -                    -
  Common Stock...............................                -                    -
  Additional paid-in capital.................            5,777                5,777
  Treasury stock.............................             (189)                (189)
  Retained earnings..........................              557                  557
  Accumulated other comprehensive income.....             (161)                 (41)
                                               ---------------      ---------------
         Stockholders' equity................            5,984                6,104
                                               ---------------      ---------------
         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY.............  $        12,292      $        12,254
                                               ===============      ===============




     The restatement did not impact earnings per share for 2001 or the Statements of Consolidated Cash Flows for 1999, 2000 and 2001.



     In addition to the round trip trades described above, the Company's review and the Audit Committees' investigation also considered other transactions executed on the same day at the same volume, price and delivery terms and with the same counterparty. These transactions were executed in the normal course of the Company's trading and marketing activities, and were historically reported on a gross basis, and were not material.



     Beginning with the quarter ended September 30, 2002, the Company will report all energy trading and marketing activities on a net basis in the Statements of Consolidated Income pursuant to Emerging Issues Task Force Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities".


BASIS OF PRESENTATION

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

(c)  PRINCIPLES OF CONSOLIDATION.

     The accounts of the Company and its wholly owned and majority owned subsidiaries are included in the Consolidated Financial Statements. All significant intercompany transactions and balances are eliminated in consolidation. The Company uses the equity method of accounting for investments in entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence. For additional information regarding investments recorded using the equity method of accounting, see Note 7. Other investments, excluding marketable securities, are generally carried at cost. The results of the Company's European Energy segment are consolidated on a one-month-lag basis due to the availability of financial information. The Company has made adjustments to the European Energy segment's accounts to include the effect for the settlement of an indemnity for certain energy obligations in December 2001 (see Note 13(f)).

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

                                                                     DECEMBER 31,
                                         ESTIMATED USEFUL  ------------------------------
                                           LIVES (YEARS)       2000              2001
                                         ----------------  ------------      ------------
                                                                   (IN MILLIONS)
Electric generation facilities                10 - 40      $      2,794      $      2,828
Building and building improvements            15 - 20                12                14
Other                                          3 - 10                76               164
Land and land improvements                                          141               147
Assets under construction                                         1,177             1,682
                                                           ------------      ------------
  Total                                                           4,200             4,835
Accumulated depreciation                                           (151)             (276)
                                                           ------------      ------------
  Property, plant and equipment, net                       $      4,049      $      4,559
                                                           ============      ============

     The Company records goodwill for the excess of the purchase price over the fair value assigned to the net assets of an acquisition. Historically, goodwill is amortized on a straight-line basis over 5 to 40 years. See Notes 2(q) and 5 and the following table for additional information regarding goodwill and the related amortization periods.

                                                                             DECEMBER 31,
                                                    AMORTIZATION     ------------------------------
ACQUISITION                                        PERIOD (YEARS)        2000              2001
                                                   --------------    ------------      ------------
                                                                            (IN MILLIONS)
Reliant Energy Mid-Atlantic Power Holdings, LLC               35     $          7      $          5
Reliant Energy Power Generation Benelux N.V                   30              897               877
Florida Generation Plant                                      35                2                 2
California Generation Plants                                  30               70                70
Reliant Energy Services, Inc.                                 40              131               131
Other                                                     5 - 15               59                40
                                                                     ------------      ------------
  Total                                                                     1,166             1,125
Accumulated amortization                                                      (52)              (84)
Foreign currency exchange impact                                             (107)             (150)
                                                                     ------------      ------------
  Total goodwill, net                                                $      1,007      $        891
                                                                     ============      ============


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

                                                                YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                        1999             2000             2001
                                                    ------------     ------------     ------------
                                                                    (IN MILLIONS)
Depreciation expense                                $         18     $        105     $        152
Goodwill amortization expense                                 11               35               51
Other amortization expense                                    --               54               44
                                                    ------------     ------------     ------------
    Total depreciation and amortization expense     $         29     $        194     $        247
                                                    ============     ============     ============

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

(l)  INVENTORY.

     Inventory consists of materials and supplies, coal, natural gas and heating oil. Inventories used in the production of electricity are valued at the lower of average cost or market. Heating oil and natural gas used in the trading and marketing operations are accounted for under mark-to-market accounting as discussed in Note 6. Below is a detail of inventory:

                                                DECEMBER 31,
                                        -----------------------------
                                            2000             2001
                                        ------------     ------------
                                                (IN MILLIONS)
Materials and supplies ............     $         44     $         65
Coal ..............................               10               35
Natural gas .......................               16               41
Heating oil .......................               29               33
                                        ------------     ------------
    Total inventory ...............     $         99     $        174
                                        ============     ============

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

     Below is a detail of accounts and notes receivable (payable) to affiliated companies that are not part of the Company:


                                                                                               DECEMBER 31,
                                                                                     ------------------------------
                                                                                         2000              2001
                                                                                     ------------      ------------
                                                                                             (IN MILLIONS)
Net accounts receivable - affiliated companies .................................     $         94      $         27
Net short-term notes (payable) receivable - affiliated companies ...............           (1,415)              388
Net long-term notes (payable) receivable - affiliated companies ................             (648)               30
                                                                                     ------------      ------------
    Total net accounts and notes (payable) receivable - affiliated companies ...     $     (1,969)     $        445
                                                                                     ============      ============


     Net accounts receivable - affiliated companies, representing primarily current month balances of transactions between the Company and Reliant Energy or its subsidiaries, relate primarily to natural gas purchases and sales, interest, charges for services and office space rental. Net short-term notes payable/receivable - affiliated companies represent the accumulation of a variety of cash transfers and operating transactions and specific negotiated financing transactions with Reliant Energy or its subsidiaries and generally bear interest at market-based rates. Net long-term notes payable/receivable - affiliated companies primarily relate to specific negotiated financing transactions with Reliant Energy or its subsidiaries that bear interest at market-based rates. See the discussion below for information regarding the notes payable entered into by the Company with Reliant Energy during 2000 related to the acquisition of Reliant Energy Power Generation Benelux, N.V. (REPGB), a Dutch power generation company, and the acquisition of certain assets and operations held by REMA during May 2000. Net interest expense related to these net borrowings/receivables was $10 million and $172 million during 1999 and 2000, respectively. Net interest income related to these net borrowings/receivables was $12 million during 2001.

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

(4)  RELATED PARTY TRANSACTIONS - AGREEMENTS BETWEEN RELIANT ENERGY AND THE
     COMPANY

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

     The net purchase price of REMA was allocated and the fair value adjustments to the seller's book value are as follows:

                                     PURCHASE PRICE    FAIR VALUE
                                       ALLOCATION      ADJUSTMENTS
                                      ------------    ------------
                                             (IN MILLIONS)
Current assets ....................   $         85    $        (27)
Property, plant and equipment .....          1,898             627
Goodwill ..........................              5            (146)
Other intangibles .................            196              33
Other assets ......................              3              (5)
Current liabilities ...............            (50)            (13)
Other liabilities .................            (39)            (15)
                                      ------------    ------------
    Total .........................   $      2,098    $        454
                                      ============    ============

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


                                                                        YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                                1999                          2000
                                                     ---------------------------   ---------------------------
                                                        ACTUAL        PRO FORMA       ACTUAL        PRO FORMA
                                                     ------------   ------------   ------------   ------------
                                                                          (IN MILLIONS)
Revenues .........................................   $      6,539   $      6,569   $     18,722   $     18,888
Income after tax and before extraordinary item ...             24             14            203            194
Net income .......................................             24             14            210            201


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

     The Company recorded the REPGB acquisition under the purchase method of accounting, with assets and liabilities of REPGB reflected at their estimated fair values. As outlined in the table below, the Company's fair value adjustments related to the acquisition of REPGB primarily included increases in property, plant and equipment, long-term debt, severance liabilities, post-employment benefit liabilities and deferred foreign taxes. Additionally, a $19 million receivable was recorded in connection with the acquisition as the selling shareholders agreed to reimburse REPGB for some obligations incurred prior to the purchase of REPGB. Adjustments to property, plant and equipment are based on valuation reports prepared by independent appraisers and consultants. The excess of the purchase price over the fair value of net assets acquired of $877 million was recorded as goodwill and was historically amortized on a straight-line basis over 30 years. The Company finalized these fair value adjustments in September 2000. The Company finalized a severance plan (REPGB
Plan) in connection with the REPGB acquisition in September 2000 (commitment date) and in accordance with EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," recorded this liability of $19 million in the third quarter of 2000. During 2001, the Company utilized $8 million of the reserve for the REPGB Plan. As of December 31, 2001, the remaining severance liability is $11 million. The majority of the $11 million of remaining severance liability will be disbursed in accordance with the terms and conditions outlined by a collective labor bargaining agreement regarding employees near retirement age (Social Plan) in accordance with applicable Dutch labor law. The Social Plan, which by formula defines termination benefits, prescribes a payout period for up to 5 years for an employee subsequent to termination date. In the fourth quarter of 2001, the Dutch taxing authority finalized REPGB's tax basis of property, plant and equipment as of October 1999. As a result, the Company recorded an adjustment to decrease goodwill and accumulated deferred tax liability by $5 million in the fourth quarter of 2001. As of December 31, 2001, the tax basis of other certain assets and liabilities has not been finalized.

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

     The net purchase price of REPGB was allocated and the fair value adjustments to the seller's book value are as follows:

                                     PURCHASE PRICE    FAIR VALUE
                                       ALLOCATION      ADJUSTMENTS
                                     --------------   ------------
                                              (IN MILLIONS)
Current assets ....................   $        244    $         34
Property, plant and equipment .....          1,899             719
Goodwill ..........................            877             877
Current liabilities ...............           (336)             --
Deferred taxes ....................            (76)            (76)
Long-term debt ....................           (422)            (87)
Other long-term liabilities .......           (244)            (35)
                                      ------------    ------------
    Total .........................   $      1,942    $      1,432
                                      ============    ============

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


                                                  1999
                                      ---------------------------
                                         ACTUAL       PRO FORMA
                                      ------------   ------------
                                            (IN MILLIONS)
Revenues ..........................   $      6,539   $      7,116
Net income (loss) .................             24             (3)


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

     Net purchase price of Indian River was allocated as follows (in millions):

Current assets ..............................   $         15
Property, plant and equipment ...............             93
Goodwill ....................................              2
Other intangibles ...........................            112
Major maintenance reserve ...................             (3)
Other long-term liabilities .................            (31)
                                                ------------
    Total ...................................   $        188
                                                ============

     The Company's results of operations include Indian River's results of operations only for the period beginning with the October 6, 1999 acquisition date. Pro forma information has not been presented for Indian River for 1999. Pro forma information would not be meaningful since historical financial results of the business and the revenue generating activities underlying that period as described below are substantially different from the wholesale generation activities that Indian River has been engaged in after October 6, 1999. Prior to the Company's acquisition, the acquired Indian River generation operations were fully integrated with, and its results of operations were consolidated into, the Municipality's vertically integrated utility operations. In addition, prior to the Company's acquisition, the electric output of these facilities was sold based on rates set by regulatory authorities and are not indicative of these assets' future operating results as a wholesale electricity provider.

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

     Adoption of SFAS No. 133 on January 1, 2001 resulted in an after-tax increase in net income of $3 million and a cumulative after-tax increase in accumulated other comprehensive loss of $460 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by $566 million, $127 million, $811 million and $339 million, respectively, in the Company's Consolidated Balance Sheet. During the year ended December 31, 2001, $249 million of the initial after-tax transition adjustment recognized in other comprehensive income was recognized in net income.

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

     Energy Derivatives primarily used by the Company are described below:

     o Futures contracts are exchange-traded standardized commitments to purchase or sell an energy commodity or financial instrument, or to make a cash settlement, at a specific price and future date.

     o Physical forward contracts are commitments to purchase or sell energy commodities in the future.

     o Swap agreements require payments to or from counterparties based upon the differential between a fixed price and variable index price (fixed price swap) or two variable index prices (variable price swap) for a predetermined contractual notional amount. The respective index may be an exchange quotation or an industry pricing publication.

     o Option contracts convey the right to buy or sell an energy commodity or a financial instrument at a predetermined price or settlement of the differential between a fixed price and a variable index price or two variable index prices.

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

                                                        FAIR VALUE
                                                ---------------------------
                                                   ASSETS       LIABILITIES
                                                ------------   ------------
                                                      (IN MILLIONS)
DECEMBER 31, 2000
  Natural gas ...............................   $      3,823   $      3,818
  Electricity ...............................            974            946
  Oil and other .............................             39             39
                                                ------------   ------------
                                                $      4,836   $      4,803
                                                ============   ============
DECEMBER 31, 2001
  Natural gas ...............................   $      1,389   $      1,303
  Electricity ...............................            648            517
  Oil and other .............................             21             20
                                                ------------   ------------
                                                $      2,058   $      1,840
                                                ============   ============

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


     The Company applies hedge accounting for its Non-trading Energy Derivatives utilized in non-trading activities only if there is a high correlation between price movements in the derivative and the item designated as being hedged. This correlation, a measure of hedge effectiveness, is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% to 120% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied. During 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as Cash Flow Hedges was a gain of $8 million. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, the Company realizes in net income the deferred gains and losses recognized in accumulated other comprehensive loss. During 2001, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of Cash Flow Hedges because it was no longer probable that the forecasted transaction would occur. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive income (loss) is reclassified and included in the Company's Statements of Consolidated Income under the captions
(a) fuel expenses, in the case of natural gas purchase transactions, (b) purchased power, in the case of electric power purchase transactions, (c) revenues, in the case of electric power and natural gas sales transactions and financial electric power or natural gas derivatives and (d) interest expense, in the case of interest rate swap transactions. Cash flows resulting from these transactions in Non-trading Energy Derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of December 31, 2001, the Company's current non-trading-derivative assets and liabilities and corresponding amounts in accumulated other comprehensive loss were expected to be reclassified into net income during the next twelve months.


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

                                                                DECEMBER 31, 2000               DECEMBER 31, 2001
                                                           ----------------------------    ---------------------------
                                                            INVESTMENT                      INVESTMENT
TRADING AND MARKETING ASSETS                               GRADE (1)(2)       TOTAL        GRADE (1)(2)      TOTAL
                                                           ------------    ------------    ------------   ------------
                                                                                   (IN MILLIONS)
Energy marketers .......................................   $      2,291    $      2,481    $        683   $        757
Financial institutions .................................          1,099           1,228             495            495
Gas and electric utilities .............................            472             542             538            544
Oil and gas producers ..................................            474             566             135            176
Commercial, industrial and institutional customers .....             73              85             119            184
                                                           ------------    ------------    ------------   ------------
    Total ..............................................   $      4,409           4,902    $      1,970          2,156
                                                           ============                    ============
Credit and other reserves ..............................                            (66)                           (98)
                                                                           ------------                   ------------
Trading and marketing assets ...........................                   $      4,836                   $      2,058
                                                                           ============                   ============



                                                                DECEMBER 31, 2001
                                                          ----------------------------
                                                           INVESTMENT
NON-TRADING DERIVATIVE ASSETS                             GRADE (1)(2)        TOTAL
                                                          ------------    ------------
                                                                 (IN MILLIONS)
Energy marketers ......................................   $        371    $        408
Financial institutions ................................             76              76
Gas and electric utilities ............................             89              90
Oil and gas producers .................................              8              76
Commercial, industrial and institutional customers ....              7               8
Others ................................................              5               5
                                                          ------------    ------------
    Total .............................................   $        556             663
                                                          ============
Credit and other reserves .............................                            (16)
                                                                          ------------
Non-trading derivative assets .........................                   $        647
                                                                          ============


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

(d)  TRADING AND NON-TRADING - GENERAL POLICY.

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

     The Company's equity investments in unconsolidated subsidiaries are as follows:

                                                                         AS OF DECEMBER 31,
                                                                    ---------------------------
                                                                        2000           2001
                                                                    ------------   ------------
                                                                           (IN MILLIONS)
Nevada generation plant .........................................   $         77   $         57
Texas cogeneration plant ........................................             32             31
NEA .............................................................             --            299
                                                                    ------------   ------------
    Equity investments in unconsolidated subsidiaries ...........   $        109   $        387
                                                                    ============   ============

     The Company's income (loss) from equity investments of unconsolidated subsidiaries is as follow:

                                                                     YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                              1999            2000           2001
                                                          ------------    ------------   ------------
                                                                         (IN MILLIONS)
Nevada generation plant ...............................   $         (1)   $         42   $          5
Texas cogeneration plant ..............................             --               1              1
NEA ...................................................             --              --             51
REPGB .................................................             22              --             --
                                                          ------------    ------------   ------------
  Income from equity investments in unconsolidated
    subsidiaries ......................................   $         21    $         43   $         57
                                                          ============    ============   ============

     During 1999, there were no distributions from these investments. During 2000 and 2001, $18 million and $27 million, respectively, were the net distributions from these investments.

(8)  SHORT-TERM BORROWINGS AND LONG-TERM DEBT TO THIRD PARTIES

     The following table presents the components of short-term borrowings and long-term debt to third parties as of December 31, 2000 and 2001.

                                                                  2000                            2001
                                                          ---------------------------   ---------------------------
                                                            LONG-TERM     CURRENT (1)    LONG-TERM      CURRENT (1)
                                                          ------------   ------------   ------------   ------------
                                                                                (IN MILLIONS)
Total short-term borrowings (2) .......................   $         --   $        126   $         --   $        297
Long-term debt:
  Reliant Energy Power Generation, Inc. notes
    payable ...........................................            260             --            295              2
 European Energy (2)(3) ...............................            631              1            572             22
    Debentures unamortized premium (3) ................              1             --              1             --
                                                          ------------   ------------   ------------   ------------
     Total long-term borrowings .......................            892              1            868             24
                                                          ------------   ------------   ------------   ------------
     Total borrowings .................................   $        892   $        127   $        868   $        321
                                                          ============   ============   ============   ============

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

(b)  TREASURY STOCK PURCHASES.

     In July 2001, the Board of Directors authorized the Company to purchase up to one million shares of its common stock in anticipation of funding benefit plan obligations expected to be funded prior to the Distribution. On September 18, 2001, the Board of Directors authorized the Company to purchase up to 10 million additional shares of common stock through February 2003, and on December 6, 2001, the Board of Directors authorized the Company to purchase up to an additional 10 million shares of its common stock through June 2003. During 2001, the Company purchased 11 million shares of its common stock at an average price of $17.22 per share, or an aggregate purchase price of $189 million. The 11 million shares in treasury stock purchases increased Reliant Energy's percentage ownership in the Company from approximately 80% to approximately 83%. Reliant Energy recorded the acquisition of treasury shares under the purchase method of accounting and pushed-down the effect to the Company. As such, the Company recorded a decrease in property, plant and equipment related to REPGB and additional paid-in capital of $43 million.

(10)  EARNINGS PER SHARE

     The following table presents Reliant Resources' basic and diluted earnings per share (EPS) calculation for the year ended December 31, 2001 (shares in thousands). There were no dilutive reconciling items to net income.

Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding.........................................           277,144
  Plus: Incremental shares from assumed conversions:
    Stock options..........................................................                  2
    Restricted stock.......................................................                244
    Employee stock purchase plan...........................................                 83
                                                                                --------------
  Weighted average shares assuming dilution................................            277,473
                                                                                ==============

Basic and Diluted EPS:
  Income before cumulative effect of accounting change.....................     $         2.00
  Cumulative effect of accounting change, net of tax .......................              0.01
                                                                                --------------
  Net income...............................................................     $         2.01
                                                                                ==============

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

                                                            RELIANT ENERGY                RELIANT RESOURCES
                                                     ----------------------------    ---------------------------
                                                       NUMBER OF       NUMBER OF       NUMBER OF      NUMBER OF
                                                     PERFORMANCE-     RESTRICTED     PERFORMANCE-    RESTRICTED
                                                     BASED SHARES       SHARES       BASED SHARES      SHARES
                                                     ------------    ------------    ------------   ------------
Outstanding at December 31, 1998 .................        135,301           8,626
  Granted ........................................        115,501          87,429
  Released to participants .......................        (14,764)         (2,869)
                                                     ------------    ------------
Outstanding at December 31, 1999 .................        236,038          93,186
  Granted ........................................        106,125         143,727
  Released to participants .......................        (16,225)         (3,473)
  Canceled .......................................        (40,610)             --
                                                     ------------    ------------
Outstanding at December 31, 2000 .................        285,328         233,440
  Shares relating to transferred employees .......        224,325          72,390
  Granted ........................................             --              --         693,135        156,674
  Released to participants .......................        (57,735)        (99,561)             --             --
  Canceled .......................................        (26,843)           (330)             --             --
                                                     ------------    ------------    ------------   ------------
Outstanding at December 31, 2001 .................        425,075         205,939         693,135        156,674
                                                     ------------    ------------    ------------   ------------
Weighted average fair value of performance and
  restricted stock granted for 1999 ..............   $      26.16    $      26.97
                                                     ============    ============
Weighted average fair value of performance and
  restricted stock granted for 2000 ..............   $      24.18    $      30.87
                                                     ============    ============
Weighted average fair value of performance and
  restricted stock granted for 2001 ..............                                   $      22.50   $      33.11
                                                                                     ============   ============

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

                                                                   RELIANT ENERGY                   RELIANT RESOURCES
                                                          --------------------------------   -------------------------------
                                                                              WEIGHTED                          WEIGHTED
                                                             NUMBER OF         AVERAGE         NUMBER OF         AVERAGE
                                                              SHARES        EXERCISE PRICE      SHARES        EXERCISE PRICE
                                                          --------------    --------------   --------------   --------------
Outstanding at December 31, 1998 ......................          681,109    $        25.11
  Options granted .....................................        1,311,657             27.06
  Options exercised ...................................          (21,836)            14.47
  Options canceled ....................................         (145,345)
                                                          --------------
Outstanding at December 31, 1999 ......................        1,825,585             26.47
                                                          --------------
  Options granted .....................................        2,100,239             23.33
  Options exercised ...................................         (700,863)            21.67
  Options canceled ....................................         (128,706)
                                                          --------------
Outstanding at December 31, 2000 ......................        3,096,255             24.71
                                                          --------------
  Options relating to transferred employees ...........        3,714,223             24.31
  Options granted .....................................          116,492             41.62        8,826,432   $        29.82
  Options exercised ...................................         (817,563)            24.06               --
  Options canceled ....................................         (223,288)                          (245,830)
                                                          --------------                     --------------
Outstanding at December 31, 2001 ......................        5,886,119             24.81        8,580,602            29.86
                                                          --------------                     --------------
Options exercisable at December 31, 1999 ..............          256,958             24.92
                                                          ==============
Options exercisable at December 31, 2000 ..............          458,659             26.64
                                                          ==============
Options exercisable at December 31, 2001 ..............        2,683,755             25.62            6,500            30.00
                                                          ==============                     ==============

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

                                                    RELIANT ENERGY
                                      ------------------------------------------
                                                                     REMAINING
                                                                      AVERAGE
                                                        AVERAGE     CONTRACTUAL
                                         OPTIONS       EXERCISE         LIFE
                                       OUTSTANDING       PRICE        (YEARS)
                                      ------------   ------------   ------------
Ranges of Exercise Prices
Exercisable at:
  $17.75-$26.00 ...................      3,586,020   $      21.46            7.7
  $26.01-$50.00 ...................      2,300,099          30.03            7.6
                                      ------------
    Total .........................      5,886,119          24.81            7.7
                                      ============



                                                   RELIANT RESOURCES
                                      ------------------------------------------
                                                                     REMAINING
                                                                      AVERAGE
                                                        AVERAGE     CONTRACTUAL
                                         OPTIONS       EXERCISE         LIFE
                                       OUTSTANDING       PRICE        (YEARS)
                                      ------------   ------------   ------------
Ranges of Exercise Prices
Exercisable at:
  $15.65 - $23.50 .................         95,436   $      20.62            9.7
  $23.51 - $34.03 .................      8,485,166          29.97            9.2
                                      ------------
    Total .........................      8,580,602          29.86            9.2
                                      ============

     The following table provides information with respect to exercisable Reliant Energy stock options held by the Company's employees at December 31, 2001:

                                                       RELIANT ENERGY
                                                ----------------------------
                                                  OPTIONS        AVERAGE
                                                EXERCISABLE   EXERCISE PRICE
                                                ------------  --------------
Ranges of Exercise Prices Exercisable at:
  $17.75 - $26.00 ...........................      1,413,013   $      22.69
  $26.01 - $47.22 ...........................      1,270,742          28.88
                                                ------------
    Total ...................................      2,683,755          25.62
                                                ============

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

                                                    RELIANT ENERGY
                                      --------------------------------------------
                                          1999            2000            2001
                                      ------------    ------------    ------------
Expected life in years ............              5               5               5
Interest rate .....................           5.10%           6.57%           4.87%
Volatility ........................          21.23%          24.00%          31.91%
Expected common stock dividend ....   $       1.50    $       1.50    $       1.50


                            RELIANT
                           RESOURCES
                         ------------
                             2001
                         ------------
Expected life in years              5
Interest rate ........           4.94%
Volatility ...........          42.65%

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

     Net pension cost for the Company (excluding REPGB) includes the following components:

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1999            2000            2001
                                                   ------------    ------------    ------------
                                                                   (IN MILLIONS)
Service cost - benefits earned during the period   $        1.8    $        3.6    $        3.5
Interest cost on projected benefit obligation ..            1.8             2.1             8.2
Expected return on plan assets .................           (2.3)           (3.3)          (11.9)
Curtailment and benefits enhancements ..........             --              --            44.9
Net amortization ...............................            0.1            (0.3)            0.6
                                                   ------------    ------------    ------------
    Net pension cost ...........................   $        1.4    $        2.1    $       45.3
                                                   ============    ============    ============

     Following are reconciliations of the Company's beginning and ending balances of its retirement plan benefit obligation, plans assets and funded status for 2000 and 2001 (excluding REPGB). The prepaid pension asset is primarily recorded in other long-term assets.

                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                       2000            2001
                                                   ------------     ------------
                                                          (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, beginning of year ........   $       24.0     $       28.7
  Service cost .................................            3.6              3.5
  Interest cost ................................            2.1              8.2
  Curtailments and benefits enhancement ........             --             55.8
  Transfers from affiliates ....................             --             35.4
  Acquisitions .................................            1.0               --
  Actuarial (gain) loss ........................           (2.0)             6.0
                                                   ------------     ------------
  Benefit obligation, end of year ..............   $       28.7     $      137.6
                                                   ============     ============
CHANGE IN PLANS ASSETS
  Plans assets, beginning of year ..............   $       31.0     $       27.3
  Transfers/allocations from affiliates ........             --            124.8
  Employer contributions .......................             --              0.7
  Acquisitions .................................            1.0               --
  Actual investment return .....................           (4.7)              --
                                                   ------------     ------------
  Plans assets, end of year ....................   $       27.3     $      152.8
                                                   ============     ============
RECONCILIATION OF FUNDED STATUS
  Funded status ................................   $       (1.4)    $       15.2
  Unrecognized transition asset ................             --             (0.2)
  Unrecognized prior service cost ..............           (2.8)              --
  Unrecognized actuarial loss ..................            4.6             14.8
                                                   ------------     ------------
  Net amount recognized at end of year .........   $        0.4     $       29.8
                                                   ============     ============
ACTUARIAL ASSUMPTIONS
  Discount rate ................................            7.5%            7.25%
  Rate of increase in compensation levels ......      3.5 - 5.5%       3.5 - 5.5%
  Expected long-term rate of return on assets ..           10.0%             9.5%

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


     In addition to the noncontributory pension plans discussed above, the Company participates in Reliant Energy's non-qualified pension plans which allow participants to retain the benefits to which they would have been entitled under Reliant Energy's qualified noncontributory pension plan except for the federally mandated limits on these benefits or on the level of salary on which these benefits may be calculated. The expense associated with these non-qualified plans was $2 million in 2001 and was immaterial in 1999 and 2000. The accrued benefit liability for the nonqualified pension plan was $1 million and $30 million as of December 31, 2000 and December 31, 2001, respectively. In addition, the accrued benefit liabilities as of December 31, 2001 include the recognition of minimum liability adjustments of $11 million, which is reported as a component of comprehensive income net of income tax effects. Effective March 1, 2001, the Company no longer provides future non-qualified pension benefits to its employees.

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

     Net postretirement benefit cost for the Company includes the following components:

                                                                     YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              1999           2000           2001
                                                          ------------   ------------   ------------
                                                                        (IN MILLIONS)
Service cost - benefits earned during the period ......   $        0.5   $        1.4   $        2.0
Interest cost on projected benefit obligation .........            1.0            2.0            2.7
Curtailment ...........................................             --             --           39.5
Net amortization ......................................            0.4            0.4            0.1
                                                          ------------   ------------   ------------
    Net postretirement benefit cost ...................   $        1.9   $        3.8   $       44.3
                                                          ============   ============   ============

     Following are reconciliations of the Company's beginning and ending balances of its postretirement benefit plans' benefit obligation and funded status for 2000 and 2001:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                    2000             2001
                                                ------------     ------------
                                                        (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, beginning of year .....   $       31.5     $       35.0
  Service cost ..............................            1.4              2.0
  Interest cost .............................            2.0              2.7
  Benefit payments ..........................           (1.0)            (1.4)
  Transfers from affiliates .................             --              9.8
  Acquisitions ..............................            2.2               --
  Foreign exchange impact ...................           (1.4)            (2.5)
  Actuarial loss ............................            0.3              2.9
                                                ------------     ------------
  Benefit obligation, end of year ...........   $       35.0     $       48.5
                                                ============     ============
RECONCILIATION OF FUNDED STATUS
  Funded status .............................   $      (35.0)    $      (48.5)
  Unrecognized transition obligation ........            2.7               --
  Unrecognized prior service cost ...........            2.9               --
  Unrecognized actuarial loss ...............            1.2              5.7
                                                ------------     ------------
  Net amount recognized at end of year ......   $      (28.2)    $      (42.8)
                                                ============     ============
ACTUARIAL ASSUMPTIONS
  Discount rate .............................     6.6 - 7.5%      6.6 - 7.25%

  Rate of increase in compensation levels ...            2.0%             2.0%

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

(12)  INCOME TAXES

     The components of income before taxes are as follows:

                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                          1999           2000           2001
                                      ------------   ------------   ------------
                                                    (IN MILLIONS)
United States .....................   $        0.3   $      178.5   $      720.5
Foreign ...........................           26.3          112.6          105.5
                                      ------------   ------------   ------------
    Income before income taxes ....   $       26.6   $      291.1   $      826.0
                                      ============   ============   ============

     The Company's current and deferred components of income tax expense (benefit) were as follows:

                                       YEAR ENDED DECEMBER 31,
                            --------------------------------------------
                                1999            2000            2001
                            ------------    ------------    ------------
                                           (IN MILLIONS)
Current
  Federal ...............   $      (13.6)   $       99.7    $      247.6
  State .................            0.6            16.4             4.3
  Foreign ...............             --              --            (2.7)
                            ------------    ------------    ------------
    Total current .......          (13.0)          116.1           249.2
                            ------------    ------------    ------------
Deferred
  Federal ...............           16.4           (28.2)           10.7
  State .................           (0.8)            0.7            15.7
  Foreign ...............             --              --            (4.0)
                            ------------    ------------    ------------
    Total deferred ......           15.6           (27.5)           22.4
                            ------------    ------------    ------------
Income tax expense ......   $        2.6    $       88.6    $      271.6
                            ============    ============    ============

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------
                                                                1999             2000             2001
                                                            ------------     ------------     ------------
                                                                             (IN MILLIONS)
Income before income taxes ..............................   $       26.6     $      291.1     $      826.0
Federal statutory rate ..................................             35%              35%              35%
                                                            ------------     ------------     ------------
Income tax expense at statutory rate ....................            9.3            101.9            289.1
                                                            ------------     ------------     ------------
Net addition (reduction) in taxes resulting from:
  State income taxes, net of valuation allowances and
    federal income tax benefit ..........................           (0.1)            11.1             13.0
  REPGB tax holiday .....................................          (10.1)           (37.8)           (49.9)
  Goodwill amortization .................................            1.4              2.1              8.6
  Federal and foreign valuation allowance ...............            1.6             12.8              3.3
  Other, net ............................................            0.5             (1.5)             7.5
                                                            ------------     ------------     ------------
    Total ...............................................           (6.7)           (13.3)           (17.5)
                                                            ------------     ------------     ------------
Income tax expense ......................................   $        2.6     $       88.6     $      271.6
                                                            ============     ============     ============
Effective rate ..........................................            9.6%            30.4%            32.9%
                                                            ============     ============     ============

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

     Following were the Company's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                               YEAR ENDED DECEMBER 31,
                                                             ----------------------------
                                                                 2000            2001
                                                             ------------    ------------
                                                                    (IN MILLIONS)
Deferred tax assets:
Current:
  Allowance for doubtful accounts and credit provisions ..   $       16.0    $       59.5
  Other ..................................................             --             4.8
                                                             ------------    ------------
    Total current deferred tax assets ....................           16.0            64.3
                                                             ------------    ------------
Non-current:
  Employee benefits ......................................           17.8            44.3
  Operating loss carryforwards ...........................           21.8            18.1
  Environmental reserves .................................           19.5            15.0
  Foreign exchange gains .................................           11.5            11.1
  Non-trading derivative liabilities, net ................             --           133.7
  Non-derivative stranded costs liability ................             --            73.1
  Other ..................................................           34.7            30.1
  Valuation allowance ....................................          (20.3)          (15.6)
                                                             ------------    ------------
    Total non-current deferred tax assets ................           85.0           309.8
                                                             ------------    ------------
    Total deferred tax assets ............................   $      101.0    $      374.1
                                                             ============    ============

Deferred tax liabilities:
Current:
  Trading and marketing assets, net ......................   $       16.0    $       48.4
  Non-trading derivative assets, net .....................             --             0.8
  Hedges of net investment in foreign subsidiaries .......             --            52.1
                                                             ------------    ------------
    Total current deferred tax liabilities ...............           16.0           101.3
                                                             ------------    ------------
Non-current:
  Depreciation ...........................................          108.5           133.6
  Trading and marketing assets, net ......................             --            27.5
  Stranded costs indemnification receivable ..............             --            73.1
  Other ..................................................            7.7            29.3
                                                             ------------    ------------
    Total non-current deferred tax liabilities ...........          116.2           263.5
                                                             ------------    ------------
    Total deferred tax liabilities .......................   $      132.2    $      364.8
                                                             ------------    ------------
    Accumulated deferred income taxes, net ...............   $       31.2    $        9.3
                                                             ============    ============

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

                                                                                 PURCHASED POWER
                                                                                AND ELECTRIC AND
                                                            TRANSPORTATION        GAS CAPACITY
                                       FUEL COMMITMENTS       COMMITMENTS          COMMITMENTS
                                      ------------------   ------------------   ------------------
2002 ..............................   $              105   $               45   $              315
2003 ..............................                   39                   84                  119
2004 ..............................                   45                  101                   61
2005 ..............................                   45                  101                   61
2006 ..............................                   45                  101                   61
                                      ------------------   ------------------   ------------------
    Total .........................   $              279   $              432   $              617
                                      ==================   ==================   ==================

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

                                   REMA SALE-
                                LEASE OBLIGATION  OTHER     TOTAL
                                ----------------  ------   ------
                                           (IN MILLIONS)
2002 .........................       $  136       $   52   $  188
2003 .........................           77           72      149
2004 .........................           84           87      171
2005 .........................           75           89      164
2006 .........................           64           90      154
2007 and beyond ..............        1,124          469    1,593
                                     ------       ------   ------
    Total ....................       $1,560       $  859   $2,419
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


     REPGB Asbestos Abatement and Soil Remediation. Prior to the Company's acquisition of REPGB (see Note 5(b)), REPGB had a $25 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with REPGB's properties. REPGB began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of some leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are to be fully completed by 2005. As of December 31, 2000 and 2001, the recorded estimated undiscounted liability for this asbestos abatement and soil remediation was $24 million and $18 million, respectively.


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


     The gas supply contract expires in 2016 and provides for gas imports aggregating 2.283 billion cubic meters per year. Prior to December 31, 2001, one of the stranded cost power contracts was settled. The two remaining stranded cost power contracts have the following capacities and terms: (a) 300 MW through 2005, and (b) 600 MW through March 2002 and 750 MW through 2009. Under the Transition Act, REPGB can either assume its 22.5% allocated interest in the contracts or, subject to the terms of the contracts, sell its interests to third parties. The district heating obligations relate to three heating water supply contracts entered into with various municipalities and expire from 2013 through 2015. Under the district heating contracts, the municipal districts are required to take annually a combined minimum of 5549 terajoules (TJ) increasing annually to 7955 TJ over the life of the contracts.


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

     Under the settlement agreement, the former shareholders will continue to indemnify REPGB for the certain stranded cost liabilities relating to district heating contracts. The terms of the indemnity are as follows:

     o The settlement agreement acknowledges that the Netherlands is finalizing regulations for compensation of stranded cost associated with district heating projects. Within 21 days after the date these compensation rules take effect, REPGB can elect to receive one of two forms of indemnification under the settlement agreement.

     o If the compensation to be paid by the Netherlands under these rules is at least as much as the compensation to be paid under the original indemnification agreement, REPGB can elect to receive a one-time payment of NLG 60 million ($24 million). In addition, unless the decree implementing the new compensation rules provides for compensation for the lifetime of the district heating projects, REPGB can receive an additional cash payment of NLG 15 million ($6 million).

     o If the compensation rules do not provide for compensation at least equal to that provided under the original indemnification agreement, REPGB can claim indemnification for stranded cost losses up to a maximum of NLG 700 million ($282 million) less the amount of compensation provided by the new compensation rules and certain proceeds received from arbitrations.

     o If no new compensation rules have taken effect on or prior to December 31, 2003, REPGB is entitled, but not obligated, to elect to receive indemnification under the formula described above.

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


     On November 20, 2001, the FERC instituted an investigation under Section 206 of the Federal Power Act regarding the tariffs of all sellers with market-based rates authority, including the Company. In this proceeding, the FERC conditions the market-based rate authority of all sellers on their not engaging in anti-competitive behavior. Such condition will apply upon a further order from FERC establishing a refund effective date. This condition allows the FERC, if it determines that a seller has engaged in anti-competitive behavior subsequent to the start of the refund effective period, to order refunds back to the date of such behavior. The FERC invited comments regarding this proposal, and the Company has filed comments in opposition to the proposal. On March 11, 2002, the FERC's Staff held a conference with market participants to discuss the comments FERC has received, and possible modification of the proposed conditions to address concerns raised in the comments while protecting consumers against anti-competitive behavior. The timing of further action by FERC is uncertain. If the FERC does not modify or reject its proposed approach for dealing with anti-competitive behavior, the Company's future earnings may be affected by the open-ended refund obligation.


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

                                                        DECEMBER 31, 2000
                                                  --------------------------------
                                                  CARRYING AMOUNT       FAIR VALUE
                                                  ---------------       ----------
                                                          (IN MILLIONS)
Financial assets:
  Energy derivatives - non-trading...........     $            --       $      427
Financial liabilities:
  Energy derivatives - non-trading...........                  --               35
  Foreign currency swaps.....................                  62               68

                    RESTATED UNAUDITED QUARTERLY INFORMATION


(15) RESTATED UNAUDITED QUARTERLY INFORMATION

     As discussed in Note 1, the unaudited quarterly financial data for the interim periods ended March 31, 2001, June 30, 2000 and 2001, September 30, 2000 and 2001 and December 31, 2000 and 2001 have been restated from amounts previously reported to reflect certain transactions on a net basis. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement are as follows for unaudited quarterly information for the quarters ended March 31, 2001, June 30, 2000 and 2001, September 30, 2000 and 2001, and December 31, 2000 and 2001: (Note - Those line items for which no change in amounts are shown were not affected by the restatement.)



                                                  Year Ended December 31, 2000
                                           -------------------------------------------
                                                                Second Quarter
                                                           ---------------------------
                                                                         As Previously
                                           First Quarter   As Restated      Reported
                                           -------------   -----------   -------------
                                                          (in millions)
Revenues..................................    $ 2,321        $ 3,578       $ 3,613
Fuel and cost of gas sold.................      1,489          1,994         2,001
Purchased power...........................        688          1,219         1,247
Operating income..........................          2            173           173
(Loss) income before extraordinary item...        (23)           104           104
Net (loss) income.........................        (23)           111           111



                                                                      Year Ended December 31, 2000
                                                        ---------------------------------------------------------
                                                               Third Quarter               Fourth Quarter
                                                        ---------------------------  ----------------------------
                                                                      As Previously                 As Previously
                                                        As Restated     Reported     As Restated       Reported
                                                        -----------   -------------  -----------    -------------
                                                                             (in millions)
Revenues..............................................    $ 6,493       $ 6,886       $  6,330         $ 6,972
Fuel and cost of gas sold.............................      2,746         2,759          4,326           4,333
Purchased power.......................................      3,202         3,582          1,700           2,335
Operating income (loss)...............................        301           301            (38)            (38)
Income (loss) before extraordinary item...............        164           164            (42)            (42)
Net income (loss).....................................        164           164            (42)            (42)

                                                                              Year Ended December 31, 2001
                                                               ------------------------------------------------------------
                                                                      First Quarter                  Second Quarter
                                                               ---------------------------    -----------------------------
                                                                             As Previously                    As Previously
                                                               As Restated     Reported       As Restated        Reported
                                                               -----------   -------------    -----------     -------------
                                                                                    (in millions)
Revenues......................................................  $   8,639       $   9,871       $   7,976       $   9,698
Fuel and cost of gas sold.....................................      5,755           5,756           4,054           4,360
Purchased power...............................................      2,396           3,627           3,355           4,771
Operating income..............................................        114             114             294             294
Income before cumulative effect of accounting change..........         79              79             228             228
Net income....................................................         82              82             228             228

Basic Earnings Per Share:
     Income before cumulative effect of accounting change.....  $    0.33       $    0.33       $    0.83       $    0.83
     Cumulative effect of accounting change, net of tax.......       0.01            0.01              --              --
                                                                ---------       ---------       ---------       ---------
         Net income...........................................  $    0.34       $    0.34       $    0.83       $    0.83
                                                                =========       =========       =========       =========

Diluted Earnings Per Share:
     Income before cumulative effect of accounting change.....  $    0.33       $    0.33       $    0.82       $    0.82
     Cumulative effect of accounting change, net of tax.......       0.01            0.01              --              --
                                                                ---------       ---------       ---------       ---------
         Net income...........................................  $    0.34       $    0.34       $    0.82       $    0.82
                                                                =========       =========       =========       =========

                                                                                 Year Ended December 31, 2001
                                                                --------------------------------------------------------------
                                                                        Third Quarter                   Fourth Quarter
                                                                -----------------------------     ----------------------------
                                                                                As Previously                    As Previously
                                                                As Restated       Reported        As Restated       Reported
                                                                -----------     -------------     -----------    -------------
                                                                                        (in millions)
Revenues.....................................................   $    8,740       $   10,348       $    5,775       $    6,629
Fuel and cost of gas sold....................................        2,947            3,208            2,478            2,481
Purchased power..............................................        5,114            6,461            3,024            3,875
Operating income.............................................          352              352                2                2
Income before cumulative effect of accounting change.........          214              214               33               33
Net income...................................................          214              214               33               33

Basic Earnings Per Share:
     Income before cumulative effect of accounting change....   $     0.71       $     0.71       $     0.11       $     0.11
     Cumulative effect of accounting change, net of tax                 --               --               --               --
                                                                ----------       ----------       ----------       ----------
         Net income..........................................   $     0.71       $     0.71       $     0.11       $     0.11
                                                                ==========       ==========       ==========       ==========

Diluted Earnings Per Share:
     Income before cumulative effect of accounting change....   $     0.71       $     0.71       $     0.11       $     0.11
     Cumulative effect of accounting change, net of tax                 --               --               --               --
                                                                ----------       ----------       ----------       ----------
         Net income..........................................   $     0.71       $     0.71       $     0.11       $     0.11
                                                                ==========       ==========       ==========       ==========



     The quarterly operating results incorporate the results of operations of REMA from its May 2000 acquisition date as discussed in Note 5(a). The variances in revenues from quarter to quarter were primarily due to the REMA acquisition, the seasonal fluctuations in demand for energy and energy services and changes in energy commodity prices. Changes in operating income (loss) and net (loss) income from quarter to quarter were primarily due to the acquisition, the seasonal fluctuations in demand for energy and energy services, changes in energy commodity prices and the timing of maintenance expenses on electric generation plant and provisions related to energy sales in California and to Enron. In addition, in the first quarter of 2001, the Company recognized a $100 million pre-tax, non-cash charge relating to the redesign of some of Reliant Energy's benefit plans in anticipation of the Company's separation from Reliant Energy (see Note 11).





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


     Financial data for business segments, products and services and geographic areas are as follows:


                                                 WHOLESALE      EUROPEAN        RETAIL         OTHER
                                                   ENERGY        ENERGY         ENERGY       OPERATIONS  ELIMINATIONS   CONSOLIDATED
                                                 ---------      --------        ------       ----------  ------------   ------------
                                                                                    (in millions)
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 1999:
  Revenues from external customers ..........      6,449             56            34             --           --          6,539
  Depreciation and amortization .............         21              6            --              2           --             29
  Operating income (loss) ...................         19             12           (13)            (4)          --             14
    Total assets ............................      2,710          2,782            70             62           --          5,624
  (Loss) income of equity investment
    of unconsolidated subsidiaries ..........         (1)            22            --             --           --             21
  Equity investments in
    unconsolidated subsidiaries .............         78             --            --             --           --             78
  Expenditures for long-lived assets ........        501            839            55             --           --          1,395
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 2000:
  Revenues from external customers ..........     18,072            580            64              6           --         18,722
  Depreciation and amortization .............        108             76             4              6           --            194
  Operating income (loss) ...................        485             84           (70)           (61)          --            438
    Total assets ............................     10,766          2,473           131            105           --         13,475
  Income of equity investments of
    unconsolidated subsidiaries .............         43             --            --             --           --             43
  Equity investments in
    unconsolidated subsidiaries .............        109             --            --             --           --            109
  Expenditures for long-lived assets ........      1,966            995            22             59           --          3,042
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 2001:
  Revenues from external customers ..........     29,721          1,192           206             11           --         31,130
  Intersegment revenues .....................         21             --             5             --          (26)            --
  Depreciation and amortization .............        118             76            11             42           --            247
  Operating income (loss) ...................        899             56           (13)          (180)          --            762
    Total assets ............................      8,290          3,380           391            599         (368)        12,292
  Income of equity investment of
    unconsolidated subsidiaries .............          6             51            --             --           --             57
  Equity investments in
    unconsolidated subsidiaries .............         88            299            --             --           --            387
  Expenditures for long-lived assets ........        658             21           117             44           --            840

                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                           1999            2000            2001
                                                         --------        --------        ---------
                                                                        (IN MILLIONS)
RECONCILIATION OF OPERATING
  INCOME TO NET INCOME:
  Operating income ...............................       $     14        $    438        $    762
  Other income (expense) .........................             12            (147)             64
  Income tax expense .............................             (2)            (88)           (272)
  Cumulative effect of accounting change .........             --              --               3
  Extraordinary item .............................             --               7              --
                                                         --------        --------        --------
      Net income .................................       $     24        $    210        $    557
                                                         --------        --------        --------
REVENUES BY PRODUCTS AND SERVICES:
  Wholesale energy and energy related sales ......       $  6,505        $ 18,652        $ 30,934
  Energy products and services ...................             34              70             222
  Eliminations ...................................             --              --             (26)
                                                         --------        --------        --------
      Total ......................................       $  6,539        $ 18,722        $ 31,130
                                                         --------        --------        --------
REVENUES AND LONG-LIVED ASSETS BY
  GEOGRAPHIC AREAS:
  REVENUES:
    United States ................................       $  6,366        $ 17,093        $ 27,615
    Netherlands ..................................             56             580           1,192
    Canada .......................................            117           1,049           2,323
                                                         --------        --------        --------
      Total ......................................       $  6,539        $ 18,722        $ 31,130
                                                         --------        --------        --------
 LONG-LIVED ASSETS:
    United States ................................       $  1,065        $  3,078        $  3,728
    Netherlands ..................................          2,572           2,371           2,424
                                                         --------        --------        --------
      Total ......................................       $  3,637        $  5,449        $  6,152
                                                         --------        --------        --------


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

                                      * * *

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                             SCHEDULE II - RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                             (THOUSANDS OF DOLLARS)

                  COLUMN A                          COLUMN B               COLUMN C               COLUMN D        COLUMN E
---------------------------------------------      ----------      -------------------------     -----------      ----------
                                                                          ADDITIONS
                                                                   -------------------------
                                                   BALANCE AT      CHARGED         CHARGED       DEDUCTIONS       BALANCE AT
                                                   BEGINNING          TO          TO OTHER          FROM             END
                DESCRIPTION                        OF PERIOD        INCOME        ACCOUNT(1)     RESERVES(2)      OF PERIOD
---------------------------------------------      ----------      --------       ----------     -----------      ----------
For the Year Ended December 31, 2001:
  Accumulated provisions:
    Uncollectible accounts receivable .......       $ 51,466       $ 38,274        $  1,455        $  1,487        $ 89,708
    Reserves deducted from trading and
      marketing assets ......................         66,132         31,717              --              --          97,849
    Reserves for accrue-in-advance major
      maintenance ...........................         27,075          2,383            (663)          9,419          19,376
    Reserve for inventory ...................          6,828             51          (6,424)             --             455
    Reserves for severance ..................         32,500          5,003          (1,802)         16,050          19,651
    Deferred tax assets valuation ...........         20,260         (4,628)             --              --          15,632

For the Year Ended December 31, 2000:
  Accumulated provisions:
    Uncollectible accounts receivable .......          7,803         43,100              --            (563)         51,466
    Reserves deducted from trading and
      marketing assets
      assets ................................         11,511         54,621              --              --          66,132
    Reserves for accrue-in-advance major
      maintenance ...........................         47,809         41,306            (787)         61,253          27,075
    Reserve for inventory ...................          5,716             --          17,053          15,941           6,828
    Reserves for severance ..................         17,760             --          20,065           5,325          32,500
    Deferred tax assets valuation ...........          3,028         17,232              --              --          20,260

For the Year Ended December 31, 1999:
  Accumulated provisions:
    Uncollectible accounts receivable .......          6,703          1,100              --              --           7,803
    Reserves deducted from trading and
      marketing assets ......................          6,464          5,047              --              --          11,511
    Reserves for accrue-in-advance major
      maintenance ...........................         35,249          5,826          17,411          10,677          47,809
    Reserve for inventory ...................          6,505             --              --             789           5,716
    Reserves for severance ..................             --             --          18,080             320          17,760
    Deferred tax assets valuation ...........          1,404          1,624              --              --           3,028

-------------

(1) Charged to other account represents obligations acquired through business acquisitions.

(2) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.


                                     III-1

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related-Party Transactions" in Item 7 of this Form 10-K and Notes 3 and 4 to our consolidated financial statements for a discussion of related party transactions. Additional information called for by Item 13 will be set forth in the definitive proxy statement relating to Reliant Resources' 2002 annual meeting of stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.


                                     III-2

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements.

       Independent Auditors' Report.....................................................................F-2
       Statements of Consolidated Income for the Years Ended December 31, 1999, 2000 and 2001...........F-3
       Consolidated Balance Sheets as of December 31, 2001 and 2000.....................................F-4
       Statements of Consolidated Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.......F-5
       Statements of Consolidated Stockholders' Equity and Comprehensive Income for the Years Ended
         December 31, 1999, 2000 and 2001...............................................................F-6
       Notes to Consolidated Financial Statements.......................................................F-7

(a)(2)Financial Statement Schedules for the Years Ended December 31,1999, 2000 and 2001.

       Schedule II - Reserves.........................................................................III-1

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

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the third day of July, 2002.



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


                                                                                       SEC FILE OR
EXHIBIT                                                     REPORT OR REGISTRATION     REGISTRATION     EXHIBIT
NUMBER                 DOCUMENT DESCRIPTION                       STATEMENT               NUMBER       REFERENCE
-------    ---------------------------------------------  ---------------------------  ------------    ---------
2.1        - Agreement Plan of Merger dated as of         Reliant Resources, Inc.         1-16455         2.1
             September 26, 2001 by and Among Orion Power  Current Report on Form 8-K
             Holdings, Inc., Reliant Resources, Inc. and  dated September 27, 2002
             Reliant Energy Power Generation Merger Sub,
             Inc.

3.1        - Restated Certificate of Incorporation.       Reliant Resources, Inc.       333 - 48038       3.1
                                                          Registration Statement on
                                                          Form S-1

3.2        - Amended and Restated Bylaws.                 Reliant Resources, Inc.         1-16455          3
                                                          Quarterly Report on Form
                                                          10-Q for the Quarterly
                                                          Period Ended March 31, 2001

4.2        - Rights Agreement effective as of January     Reliant Energy,                 1-3187          4.2
             15, 2001 between Reliant Resources, Inc.     Incorporated's Quarterly
             and The Chase Manhattan Bank, as Rights      Report on Form 10-Q for
             Agent, including a form of Rights            the Quarterly Period Ended
             Certificate.                                 March 31, 2001

10.1       - Master Separation Agreement between Reliant  Reliant Energy,                 1-3187          10.1
             Resources and Reliant Energy, dated          Incorporated's Quarterly
             December 31, 2000.                           Report on Form 10-Q for
                                                          the Quarterly Period Ended
                                                          March 31, 2001

10.2       - Transition Services Agreement between        Reliant Energy,                 1-3187          10.2
             Reliant Resources and Reliant Energy, dated  Incorporated's Quarterly
             December 31, 2000.                           Report on Form 10-Q for
                                                          the Quarterly Period Ended
                                                          March 31, 2001

10.3       - Technical Services Agreement between         Reliant Energy,                 1-3187          10.3
             Reliant Resources and Reliant Energy, dated  Incorporated's Quarterly
             December 31, 2000.                           Report on Form 10-Q for
                                                          the Quarterly Period Ended
                                                          March 31, 2001

10.4       - Texas Genco Option Agreement between         Reliant Energy,                 1-3187          10.4
             Reliant Resources and Reliant Energy, dated  Incorporated's Quarterly
             December 31, 2000.                           Report on Form 10-Q for
                                                          the Quarterly Period Ended
                                                          March 31, 2001

10.5       - Employee Matters Agreement between Reliant   Reliant Energy,                 1-3187          10.5
             Resources and Reliant Energy, dated          Incorporated's Quarterly
             December 31, 2000.                           Report on Form 10-Q for
                                                          the Quarterly Period Ended
                                                          March 31, 2001

10.6       - Retail Agreement between Reliant Resources   Reliant Energy,                 1-3187          10.6
             and Reliant Energy, dated December 31,       Incorporated's Quarterly
             2000.                                        Report on Form 10-Q for
                                                          the Quarterly Period Ended
                                                          March 31, 2001

                                                                                       SEC FILE OR
EXHIBIT                                                     REPORT OR REGISTRATION     REGISTRATION     EXHIBIT
NUMBER                 DOCUMENT DESCRIPTION                       STATEMENT               NUMBER       REFERENCE
-------    ---------------------------------------------  ---------------------------  ------------    ---------
10.7       - Registration Rights Agreement between        Reliant Energy,                 1-3187          10.7
             Reliant Resources and Reliant Energy, dated  Incorporated's Quarterly
             December 31, 2000.                           Report on Form 10-Q for
                                                          the Quarterly Period Ended
                                                          March 31, 2001

10.8       - Tax Allocation Agreement between Reliant     Reliant Energy,                 1-3187          10.8
             Resources and Reliant Energy, dated          Incorporated's Quarterly
             December 31, 2000.                           Report on Form 10-Q for
                                                          the Quarterly Period Ended
                                                          March 31, 2001

*+ 10.9    - Reliant Resources, Inc. Annual Incentive
             Compensation Plan effective January 1,
             2001.

*+ 10.10   - Reliant Resources, Inc. 2001 Long-Term
             Incentive Plan effective January 1, 2001.

*10.11     - Reliant Energy, Incorporated's Executive     Reliant Resources, Inc.        333-48038       10.11
             Benefits Plan effective June 1, 1982,        Registration Statement on
             including the first, second and third        Form S-1
             amendments thereto (Reliant Resources has
             adopted certain obligations under this plan
             with respect to some of its officers).

*10.12     - Reliant Energy, Incorporated's Benefit       Reliant Resources, Inc.        333-48038       10.12
             Restoration Plan, as amended and restated    Registration Statement on
             effective July 1, 1991, including the first  Form S-1
             amendment thereto (Reliant Resources has
             adopted certain obligations under this plan
             with respect to some of its employees).

10.13      - Share Subscription Agreement dated March     Reliant Energy,                 1-3187          10.2
             29, 1999 among Reliant Energy Wholesale      Incorporated's Quarterly
             Holdings (Europe) Inc., Provincie Noord      Report on Form 10-Q for
             Holland, Gemeente Amsterdam, N.V.,           the quarter ended March
             Provinciaal En Gemeenelijk Utrechts          31, 1999.
             Stroomleveringsdedrijf, Reliant Energy
             Power Generation, Inc. and UNA.

10.14      - Share Purchase Agreement dated March 29,     Reliant Energy,                 1-3187          10.3
             1999 among Reliant Energy Wholesale          Incorporated's Quarterly
             Holdings (Europe) Inc., Provincie Noord      Report on Form 10-Q for
             Holland, Gemeente Amsterdam, N.V.,           the quarter ended March
             Provinciaal En Gemeenelijk Utrechts          31, 1999.
             Stroomleveringsdedrijf, Reliant Energy
             Power Generation, Inc. and UNA.

10.15      - Deed of Amendment dated September 2,         Reliant Energy,                 1-3187        2(b)(3)
             1999 among Reliant Energy Wholesale          Incorporated's Annual
             Holdings (Europe) Inc., Provincie Noord      Report on Form 10-K for
             Holland, Gemeente Amsterdam, N.V.,           the year ended December
             Provinciaal En Gemeenelijk Utrechts          31, 1999.
             Stroomleveringsdedrijf, Reliant Energy
             Power Generation, Inc. and UNA.

10.16      - Purchase Agreement dated as of February      Reliant Energy,                 1-3187          2(c)
             19, 2000 among Reliant Energy Power          Incorporated's Annual
             Generation, Reliant Energy Sithe Energies,   Report on Form 10-K for
             Inc. and Sithe Northeast Generating          the year ended December
             Company, Inc.                                31, 1999.

10.17      - Facility Lease Agreement dated as of         Registration Statement on      333-51464        4.6a
             August 14, 2000 between Conemaugh Lessor     Form S-4 of REMA.
             Genco LLC and Reliant Energy Mid-Atlantic
             Power Holding, LLC (REMA).

10.18      - Schedule identifying substantially           Registration Statement on      333-51464        4.6b
             identical agreements to Facility Lease       Form S-4 of REMA.
             Agreement constituting Exhibit 10.17.

                                                                                       SEC FILE OR
EXHIBIT                                                     REPORT OR REGISTRATION     REGISTRATION     EXHIBIT
NUMBER                 DOCUMENT DESCRIPTION                       STATEMENT               NUMBER       REFERENCE
-------    ---------------------------------------------  ---------------------------  ------------    ---------
10.19      - Series A Pass Through Trust Agreement dated  Registration Statement on      333-51464        4.4a
             as of August 24, 2000 between Reliant        Form S-4 of REMA.
             Energy Mid-Atlantic Power Holding, LLC and
             Bankers Trust Company, made with respect to
             the formation of the Series A Pass Through
             Trust and the issuance of Series A Pass
             Through Certificates.

10.20      - Schedule identifying substantially           Registration Statement on      333-51464        4.4b
             identical agreements to Pass Through         Form S-4 of REMA.
             Trust Agreement constituting Exhibit
             10.19.

10.21      - Participation Agreement dated as of          Registration Statement on      333-51464        4.5a
             August 24, 2000 among Conemaugh Lessor       Form S-4 of REMA.
             Genco LLC, as Owner Lessor, Reliant Energy
             Mid-Atlantic Power Holding, LLC, as
             Facility Lessee, Wilmington Trust Company,
             as Lessor Manager, PSEGR Conemaugh
             Generation, LLC, as Owner Participant,
             Bankers Trust Company, as Lease Indenture
             Trustee, and Bankers Trust Company, as Pass
             Through Trustee.

10.22      - Schedule Identifying substantially           Registration Statement on      333-51464        4.5b
             identical agreements to Participation        Form S-4 of REMA.
             Agreement constituting Exhibit 10.21.

10.23      - Lease Indenture of Trust, Mortgage and       Registration Statement on      333-51464        4.8a
             Security Agreement dated as of August 24,    Form S-4 of REMA.
             2000 between Conemaugh Lessor Genco LLC and
             Bankers Trust Company.

10.24      - Schedule identifying substantially           Registration Statement on      333-51464        4.8b
             identical agreements to Lease Indenture of   Form S-4 of REMA.
             Trust constituting Exhibit 10.23.

*10.25     - Reliant Energy, Incorporated's Deferred      Reliant Resources, Inc.        333-48038       10.25
             Compensation Plan effective as of September  Registration Statement on
             1, 1985, including the first nine            Form S-1
             amendments thereto (Reliant Resources has
             adopted certain obligations under this plan
             with respect to some of its employees).

*10.26     - Reliant Energy, Incorporated's Deferred      Reliant Resources, Inc.        333-48038       10.26
             Compensation Plan, as amended and restated   Registration Statement on
             effective January 1, 1989, including the     Form S-1
             first nine amendments thereto (Reliant
             Resources has adopted certain obligations
             under this plan with respect to some of its
             employees).

*10.27     - Reliant Energy, Incorporated's Deferred      Reliant Resources, Inc.        333-48038       10.27
             Compensation Plan, as amended and restated   Registration Statement on
             effective January 1, 1991, including the     Form S-1
             first ten amendments thereto (Reliant
             Resources has adopted certain obligations
             under this plan with respect to some of its
             employees).

*10.28     - Reliant Energy, Incorporated's Savings       Reliant Resources, Inc.        333-48038       10.28
             Restoration Plan effective January 1, 1991,  Registration Statement on
             including the first and second amendments    Form S-1
             thereto (Reliant Resources has adopted
             certain obligations under this plan with
             respect to some of its employees).

*10.29     - Reliant Energy, Incorporated's Director      Reliant Resources, Inc.        333-48038       10.29
             Benefits Plan effective January 1, 1992,     Registration Statement on
             including the first amendment thereto        Form S-1
             (Reliant Resources has adopted certain
             obligations under this plan with respect
             to members of its board of directors).

                                                                                       SEC FILE OR
EXHIBIT                                                     REPORT OR REGISTRATION     REGISTRATION     EXHIBIT
NUMBER                 DOCUMENT DESCRIPTION                       STATEMENT               NUMBER       REFERENCE
-------    ---------------------------------------------  ---------------------------  ------------    ---------
*10.30     - Reliant Energy, Incorporated's Executive     Reliant Resources, Inc.        333-48038       10.30
             Life Insurance Plan effective January 1,     Registration Statement on
             1994, including the first and second         Form S-1
             amendments thereto (Reliant Resources has
             adopted certain obligations under this plan
             with respect to some of its officers).

*10.31     - Employment and Supplemental Benefits         Reliant Resources, Inc.        333-48038       10.31
             Agreement dated September 4, 1984 between    Registration Statement on
             Reliant Energy, Incorporated and Hugh Rice   Form S-1
             Kelly (Reliant Resources has adopted
             Reliant Energy, Incorporated's obligations
             under this agreement).

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