Form 10-Q
period 2002-06-30
RELIANT RESOURCES INC
filed 2002-08-14
CIK 1126294

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                   ----------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 9, 2002, Reliant Resources, Inc. (Reliant Resources) had 290,439,779 shares of common stock outstanding including 240,000,000 shares which were held by Reliant Energy, Incorporated and excluding 9,364,221 shares held as treasury stock. As of August 9, 2002, 50,402,716 shares of common stock were held by non-affiliates of Reliant Resources, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934.

                             RELIANT RESOURCES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Statements of Consolidated Income (unaudited)
                  Three and Six Months Ended June 30, 2001 (as restated) and
                  2002 ......................................................................1

                  Consolidated Balance Sheets (unaudited)
                  December 31, 2001 and June 30, 2002 .......................................2

                  Statements of Consolidated Cash Flows (unaudited)
                  Six Months Ended June 30, 2001 and 2002 ...................................4

                  Notes to Unaudited Consolidated Financial Statements...................... 5

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................................38

          Item 3. Quantitative and Qualitative Disclosures About Market Risk................59

PART II   OTHER INFORMATION

          Item 1. Legal Proceedings.........................................................61

          Item 2. Changes in Securities and Use of Proceeds.................................61

          Item 5. Other Information.........................................................61

          Item 6. Exhibits and Reports on Form 8-K..........................................63

                          PART I. FINANCIAL INFORMATION

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                               -------------------------------       -------------------------------
                                                   2001               2002               2001              2002
                                               ------------       ------------       ------------       ------------
                                               (AS RESTATED)                         (AS RESTATED)
REVENUES ....................................  $  7,975,148       $  8,560,903       $ 16,613,160       $ 15,590,885

EXPENSES:
  Fuel and cost of gas sold .................     4,053,830          4,096,400          9,808,369          6,729,816
  Purchased power ...........................     3,355,424          3,622,800          5,750,556          7,490,315
  Operation and maintenance .................       131,855            235,714            246,688            414,483
  General, administrative and development ...        97,765            166,912            292,747            279,936
  Depreciation ..............................        29,315            101,649             60,581            168,903
  Amortization ..............................        14,031              4,733             46,895              8,401
                                               ------------       ------------       ------------       ------------
     Total ..................................     7,682,220          8,228,208         16,205,836         15,091,854
                                               ------------       ------------       ------------       ------------
OPERATING INCOME ............................       292,928            332,695            407,324            499,031
                                               ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE):
  Gain from investments, net ................         4,592              2,286             11,315              4,831
  Income from equity investments in
   unconsolidated subsidiaries ..............        51,572              5,524             64,350              9,308
  Other, net ................................         3,481              4,082              6,902              3,594
  Interest expense ..........................       (19,627)           (66,918)           (43,865)          (105,844)
  Interest income ...........................         4,419              4,484             15,350              8,310
  Interest income (expense) -- affiliated
    companies, net ..........................        11,155              1,526             (3,431)             4,184
                                               ------------       ------------       ------------       ------------
   Total other income (expense) .............        55,592            (49,016)            50,621            (75,617)
                                               ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE ...............       348,520            283,679            457,945            423,414
INCOME TAX EXPENSE ..........................       119,785            105,224            150,697            148,083
                                               ------------       ------------       ------------       ------------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE .........................       228,735            178,455            307,248            275,331
  Cumulative effect of accounting change,
   net of tax ...............................           (47)                --              3,062                 --
                                               ------------       ------------       ------------       ------------
NET INCOME ..................................  $    228,688       $    178,455       $    310,310       $    275,331
                                               ============       ============       ============       ============

BASIC EARNINGS PER SHARE:
  Income before cumulative effect of
   accounting change ........................  $       0.83       $       0.62       $       1.19       $       0.95
  Cumulative effect of accounting change,
   net of tax ...............................            --                 --               0.01                 --
                                               ------------       ------------       ------------       ------------
       Net Income ...........................  $       0.83       $       0.62       $       1.20       $       0.95
                                               ============       ============       ============       ============
DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of
   accounting change ........................  $       0.82       $       0.61       $       1.19       $       0.95
  Cumulative effect of accounting change,
   net of tax ...............................            --                 --               0.01                 --
                                               ------------       ------------       ------------       ------------
     Net income .............................  $       0.82       $       0.61       $       1.20       $       0.95
                                               ============       ============       ============       ============


             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                      DECEMBER 31,         JUNE 30,
                                                                          2001               2002
                                                                      ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents ........................................  $    118,453       $    459,561
  Restricted cash ..................................................       167,421            375,773
  Accounts and notes receivable, principally customer, net .........     1,167,870          2,020,678
  Accrued unbilled revenues ........................................        14,270            498,322
  Accounts and notes receivable - affiliated companies, net ........       415,081                 --
  Fuel stock and petroleum products ................................       109,036            197,289
  Materials and supplies ...........................................        64,999            114,907
  Stranded costs settlement receivable .............................       201,503                 --
  Trading and marketing assets .....................................     1,611,393          1,367,261
  Non-trading derivative assets ....................................       392,900            467,946
  Margin deposits on energy trading and hedging activities .........       213,727             27,909
  Collateral for electric generating equipment .....................       141,701                 --
  Prepayments and other current assets .............................       126,936            382,366
                                                                      ------------       ------------
   Total current assets ............................................     4,745,290          5,912,012
                                                                      ------------       ------------

Property, plant and equipment ......................................     4,834,122          9,304,087
Less accumulated depreciation ......................................      (275,729)          (434,433)
                                                                      ------------       ------------
   Property, plant and equipment, net ..............................     4,558,393          8,869,654
                                                                      ------------       ------------

OTHER ASSETS:
  Goodwill, net ....................................................       891,061          2,383,956
  Air emissions regulatory allowances and other intangibles, net ...       315,438            405,697
  Notes receivable - affiliated companies, net .....................        30,278             31,898
  Trading and marketing assets .....................................       446,610            656,440
  Non-trading derivative assets ....................................       254,168            348,795
  Equity investments in unconsolidated subsidiaries ................       386,841            289,978
  Stranded costs indemnification receivable ........................       203,693            227,031
  Accumulated deferred income taxes ................................        46,322                 --
  Prepaid rent .....................................................       121,699            147,823
  Restricted funds for stranded costs ..............................            --             63,008
  Collateral for electric generating equipment .....................        88,268             91,645
  Other ............................................................       203,645            203,220
                                                                      ------------       ------------
   Total other assets ..............................................     2,988,023          4,849,491
                                                                      ------------       ------------
     TOTAL ASSETS ..................................................  $ 12,291,706       $ 19,631,157
                                                                      ============       ============


             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  DECEMBER 31,         JUNE 30,
                                                                      2001               2002
                                                                  ------------       ------------
CURRENT LIABILITIES:
  Current portion of long-term debt ...........................   $     23,769       $     16,031
  Short-term borrowings .......................................        296,769          5,831,613
  Accounts payable, principally trade .........................      1,002,326          1,604,485
  Accounts and notes payable -- affiliated companies, net .....             --            149,771
  Trading and marketing liabilities ...........................      1,478,336          1,204,274
  Non-trading derivative liabilities ..........................        399,277            370,728
  Accumulated deferred income taxes ...........................         37,034             48,592
  Margin deposits from customers on energy trading and
   hedging activities .........................................        144,700            162,240
  Other .......................................................        253,800            439,297
                                                                  ------------       ------------
      Total current liabilities ...............................      3,636,011          9,827,031
                                                                  ------------       ------------
OTHER LIABILITIES:
  Accumulated deferred income taxes ...........................             --            294,981
  Trading and marketing liabilities ...........................        361,786            591,698
  Non-trading derivative liabilities ..........................        639,211            395,720
  Major maintenance reserve ...................................         16,784             21,173
  Non-derivative stranded costs liability .....................        203,693            227,031
  Benefit obligations .........................................        127,012            173,974
  Other .......................................................        455,865            431,611
                                                                  ------------       ------------
      Total other liabilities .................................      1,804,351          2,136,188
                                                                  ------------       ------------
LONG-TERM DEBT ................................................        867,712          1,130,530
                                                                  ------------       ------------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY:
  Preferred stock (125,000,000 shares authorized; none
   outstanding) ...............................................             --                 --
  Common stock (2,000,000,000 shares authorized; 240,000,000
   and 299,804,000 issued and outstanding, respectively) ......             61                 61
  Additional paid-in capital ..................................      5,777,169          5,777,611
  Treasury stock at cost, 11,000,000 shares and 10,140,283
   shares .....................................................       (189,460)          (174,676)
  Retained earnings ...........................................        557,451            832,780
  Accumulated other comprehensive (loss) income ...............       (161,589)           101,632
                                                                  ------------       ------------
      Stockholders' equity ....................................      5,983,632          6,537,408
                                                                  ------------       ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $ 12,291,706       $ 19,631,157
                                                                  ============       ============


             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                    -----------------------------
                                                                        2001             2002
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................   $   310,310       $   275,331
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ................................       107,476           177,304
   Deferred income taxes ........................................        61,443            94,645
   Net trading and marketing assets and liabilities .............      (116,103)           20,422
   Net non-trading derivative assets and liabilities ............       (15,987)          (13,719)
   Curtailment and related benefit enhancement ..................        99,523                --
   Undistributed earnings of unconsolidated subsidiaries ........       (30,822)           (7,941)
   Gain on settlement of stranded costs .........................            --          (109,000)
   Cumulative effect of accounting contracts.....................        (3,062)               --
   Changes in other assets and liabilities, net of effects of acquisitions:
     Restricted cash ............................................        50,000            67,804
     Accounts and notes receivable and unbilled revenue, net ....      (263,991)         (929,355)
     Accounts receivable/payable -- affiliated companies, net ...       115,357           176,598
     Inventory ..................................................       (65,764)          (79,505)
     Collateral for electric generating equipment, net ..........       (66,726)          138,324
     Margin deposits on energy trading activities, net ..........       430,219           203,358
     Prepaid lease obligation ...................................      (101,542)          (26,324)
     Settlement payment on stranded cost contracts ..............            --          (100,280)
     Settlement of hedges of net investment in foreign
        subsidiaries ............................................            --          (143,982)
     Other current assets .......................................        11,631           (48,956)
     Other assets ...............................................       (22,026)          (17,505)
     Accounts payable ...........................................      (179,333)          466,771
     Taxes accrued ..............................................       (23,080)          104,216
     Other current liabilities ..................................        12,566           (54,896)
     Other liabilities ..........................................        24,361           (83,803)
     Other, net .................................................        (6,843)            4,038
                                                                    -----------       -----------
      Net cash provided by operating activities .................       327,607           113,545
                                                                    -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................................      (499,578)         (329,946)
  Business acquisitions, net of cash acquired ...................            --        (2,948,821)
  Investments in unconsolidated subsidiaries ....................            26                --
  Other, net ....................................................        10,572            (2,299)
                                                                    -----------       -----------
      Net cash used in investing activities .....................      (488,980)       (3,281,066)
                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ..................................            --            22,356
  Proceeds from issuance of stock, net ..........................     1,697,848                --
  Payments of long-term debt ....................................        (1,795)         (227,958)
  Increase in short-term borrowings, net ........................       148,677         3,317,929
  Change in notes with affiliated companies, net ................    (1,692,552)          386,603
  Contributions from owner ......................................         9,441                --
  Other, net ....................................................            (7)            7,920
                                                                    -----------       -----------
      Net cash provided by financing activities .................       161,612         3,506,850
                                                                    -----------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ....        (4,845)            1,779
                                                                    -----------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............        (4,606)          341,108
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................        89,755           118,453
                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $    85,149       $   459,561
                                                                    ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized) .........................   $   101,176       $   122,999
  Income taxes ..................................................       112,801                --


             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

    Included in this Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Resources, Inc. (Reliant Resources), together with its subsidiaries (collectively, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the amended annual report on Form 10-K/A of Reliant Resources (Reliant Resources Form 10-K/A) for the year ended December 31, 2001 and the Quarterly Report on Form 10-Q of Reliant Resources for the quarter ended March 31, 2002 (First Quarter 10-Q).

RESTATEMENT

    Also as more fully described in Note 1 to the Consolidated Financial Statements included in the Reliant Resources Form 10-K/A (Reliant Resources 10-K/A Notes), which is incorporated by reference herein, on May 9, 2002, Reliant Resources determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees of each of the Board of Directors of Reliant Resources and Reliant Energy, Incorporated (Reliant Energy), a diversified international energy services and energy delivery company that owns approximately 83% of Reliant Resources outstanding common stock, (Audit Committees) also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.

    The Company reports all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both the Company's revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e., they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on the Company's reported cash flows, operating income or net income.

    Based on the Company's review, the Company determined that it engaged in such round trip trades in 1999, 2000 and 2001. The results of the Audit Committees' investigation were consistent with the results of the Company's review. The round trip trades were for 20 million megawatt hours (MWh) of power and 41 MWh of power and 46 billion cubic feet (Bcf) of natural gas and 46 Bcf of natural gas for the three and six months ended June 30, 2001, respectively.

    These transactions, referred to above, collectively had the effect of increasing revenues, fuel and cost of gas sold expense and purchased power expense by $1.4 billion, $131 million and $1.3 billion, respectively, for the three months ended June 30, 2001 and by $2.6 billion, $131 million and $2.5 billion, respectively, for the six months ended June 30, 2001.

    In the course of the Company's review, the Company also identified and determined that it should record on a net basis several transactions for energy related services (not involving round trip trades) that totaled $17 million and $19 million for the three and six months ended June 30, 2001, respectively. These transactions were originally recorded on a gross basis.

    In addition, during the May 2001 through September 2001 time frame, the Company entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (four structured transactions). The four structured transactions were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. Each series of contracts in a structure were executed with the same counterparty. The contracts in each structure were offsetting in the aggregate in terms of physical attributes. The transactions that settled during the three and six months ended June 30, 2001 were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $323 million of revenues, $161 million in fuel and cost of gas sold and $162 million of purchased power expense being recognized in each period. Having further reviewed the transactions, the Company now believes these transactions should have been accounted for on a net basis.

    The consolidated financial statements for the three and six months ended June 30, 2001 have been restated from amounts previously reported to reflect the transactions discussed above on a net basis. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement are as follows for the three and six months ended June 30, 2001: (Note -- Those line items for which no change in amounts are shown were not affected by the restatement.)

                                                         THREE MONTHS ENDED
                                                           JUNE 30, 2001
                                                   -------------------------------
                                                                     AS PREVIOUSLY
                                                   AS RESTATED        REPORTED(1)
                                                   -----------       -------------
                                                             (IN MILLIONS)
Revenues .........................................   $ 7,975            $ 9,697
Expenses:
  Fuel and cost of gas sold ......................     4,054              4,360
  Purchased power ................................     3,355              4,771
  Other expenses .................................       273                273
                                                     -------            -------
   Total .........................................     7,682              9,404
                                                     -------            -------
Operating Income .................................       293                293
Other Income, net ................................        56                 56
Income Tax Expense ...............................      (120)              (120)
                                                     -------            -------
Net Income .......................................   $   229            $   229
                                                     =======            =======

                                                           SIX MONTHS ENDED
                                                             JUNE 30, 2001
                                                      ----------------------------
                                                                     AS PREVIOUSLY
                                                      AS RESTATED     REPORTED(1)
                                                      -----------    -------------
                                                             (IN MILLIONS)
Revenues .............................................. $ 16,613       $ 19,568
Expenses:
  Fuel and cost of gas sold ...........................    9,808         10,115
  Purchased power .....................................    5,751          8,399
  Other expenses ......................................      647            647
                                                        --------       --------
   Total ..............................................   16,206         19,161
                                                        --------       --------
Operating Income ......................................      407            407
Other Income, net .....................................       51             51
Income Tax Expense ....................................     (151)          (151)
                                                        --------       --------
Income Before Cumulative Effect of Accounting Change ..      307            307
Cumulative effect of accounting change, net of tax ....        3              3
                                                        --------       --------
Net Income ............................................ $    310       $    310
                                                        ========       ========

(1) In the fourth quarter 2001, the Company changed the classification of receipts of business interruption insurance claims from other non-operating income to operating revenues. Receipts of $4 million for both the three and six months ended June 30, 2001 have been reclassified to conform to this presentation.

    The restatement did not impact earnings per share for 2001 or the Statements of Consolidated Cash Flows for 2001.

    In addition to the round trip trades described above, Reliant Resources' review and the Audit Committees' investigation also considered other transactions executed on the same day at the same volume, price and delivery terms and with the same counterparty. These transactions were executed in the normal course of the Company's trading and marketing activities, and were historically reported on a gross basis, and were not material.

    Also as more fully described in Note 1 to the Reliant Resources 10K/A Notes, during the fourth quarter of 2000, two power generation swap contracts with a fair value of $261 million were terminated and replaced with a substantially similar contract providing for physical delivery and designated to hedge electric generation. The termination of the original contracts and execution of the replacement contract represented a substantive modification to the original contract. As a result, upon termination of the original contracts, a contractual liability representing the fair value of the original contracts and a deferred asset of equal amount should have been recorded. As of January 1, 2001, in connection with the adoption of SFAS No. 133, the deferred asset should have been recorded as a transition adjustment to other comprehensive loss totaling $170 million. The liability and transition adjustment should have been amortized on a straight-line basis over the term of the power generation contract replacing the terminated power generation contracts (through May 2004). The Company previously did not give accounting recognition to these transactions. As a result, the Company restated its Consolidated Balance Sheets as of December 31, 2000 and 2001 and the Statement of Consolidated Stockholder's Equity and Comprehensive Income for the year ended December 31, 2001 in the Reliant Resources Form 10-K/A. The Company has restated its comprehensive income disclosure for the three and six months ended June 30, 2001 from amounts previously reported, to effect this transaction as described above. The restatement increased comprehensive income by $12 million from a total comprehensive income of $569 million, as previously reported, to $581 million, as restated, for the three months ended June 30, 2001 and decreased comprehensive income by $146 million (including the $170 million transition adjustment discussed above) from a total comprehensive income of $567 million, as previously reported, to $421 million, as restated, for the six months ended June 30, 2001. The restatement had no impact on the Company's reported consolidated cash flows, operating income or net income.

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

    The Company's energy trading, marketing, power origination and risk management services activities and sales of electricity to large commercial, industrial and institutional customers under contract are accounted for under the mark-to-market method of accounting. Under the mark-to-market method of accounting, derivative instruments and contractual commitments are recorded at market value in revenues upon contract execution. The net changes in their fair values are recognized in the Statements of Consolidated Income as revenues in the period of change. Trading and marketing revenues related to the physical sale of natural gas, electric power and other energy related commodities are recorded on a gross basis in the delivery period. For additional discussion regarding trading and marketing revenue recognition and the related estimates and assumptions that can affect reported amounts of such revenues, see Note 6 to the Reliant Resources 10-K/A Notes. For information regarding the Company's adoption of Emerging Issues Task Force (EITF) Issue No. 02-03 "Accounting for Contracts involved in Energy Trading and Risk Management Activities" (EITF No. 02-03) and the presentation of trading and marketing activities on a net basis beginning in the quarter ending September 30, 2002, see Note 2.

    The gains and losses related to financial instruments and contractual commitments qualifying and designated as hedges related to the purchase and sale of electric power and purchase of fuel are deferred in accumulated other comprehensive income to the extent the contracts are effective, and then are recognized in the same period as the settlement of the underlying physical transaction. Realized gains and losses on financial contracts designated as hedges are included in operating revenues in the Statements of Consolidated Income. Revenues, fuel and cost of gas sold, and purchased power related to physical sale and purchase contracts designated as hedges are generally recorded on a gross basis in the delivery period. For additional discussion, see Note 6 to the Reliant Resources 10-K/A Notes.

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

    The following Reliant Resources 10-K/A Notes relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

    Notes to Consolidated Financial Statements included in the Reliant Resources Form 10-K/A: Note 4 (Related Party Agreements -- Agreements Between Reliant Energy and the Company), Note 5 (Business Acquisitions), Note 6 (Derivative Instruments), Note 13 (Commitments and Contingencies), Note 17 (Bankruptcy of Enron Corp. and its Affiliates) and Note 19 (Subsequent Events).

    For information regarding certain legal, regulatory proceedings and environmental matters, see Note 11.

    Reliant Energy has adopted a business separation plan in response to the Texas Electric Choice Plan (Texas electric restructuring law) adopted by the Texas legislature in June 1999. The Texas electric restructuring law substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition with respect to all customer classes beginning in January 2002. Under its business separation plan filed with the Public Utility Commission of Texas (Texas Utility Commission), Reliant Energy has transferred substantially all of its unregulated businesses to the Company in order to separate its regulated and unregulated operations. In accordance with the plan, the Company completed its initial public offering
(IPO) of nearly 20% of its common stock in May 2001 and received net proceeds from the IPO of $1.7 billion. For additional information regarding the IPO, see
Note 1 and Note 9(a), which is incorporated by reference herein, to the Reliant Resources 10-K/A Notes.

    As part of its business separation plan, Reliant Energy has publicly disclosed that it intends to restructure its corporate organization into a public utility holding company structure (Reorganization) by August 31, 2002 and to distribute, subject to further corporate approvals, market and other conditions, all of the shares of Reliant Resources common stock that it owns to its shareholders (Distribution) early in the fall of 2002. In December 2001, Reliant Energy's shareholders voted to approve the merger required for the holding company reorganization. Reliant Energy has publicly disclosed its goal to complete the Reorganization and subsequent Distribution as quickly as possible after all the necessary conditions are fulfilled. In July 2002, Reliant Energy received an order from the Securities and Exchange Commission (SEC) granting the required approvals under the Public Utility Holding Company Act of 1935 (1935 Act) to adopt a new holding company structure and allow it to compete the Distribution. Also in July 2002, Reliant Energy received a supplemental ruling from the IRS which confirms that the Distribution will be tax-free to Reliant Energy and its shareholders. There can be no assurances that the Distribution will be completed as described or within the time period outlined above.

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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company will apply this guidance prospectively.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

    See Note 3 for a discussion regarding the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001 and adoption of subsequent cleared guidance. See Note 6 for a discussion regarding the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

    In June 2002, the EITF reached a consensus on EITF No. 02-03 that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. An entity should disclose the gross transaction volumes for those energy trading contracts that are physically settled. The EITF did not reach a consensus on whether recognition of dealer profit, or unrealized gains and losses at inception of an energy trading contract is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. The FASB staff indicated that until such time as a consensus is reached, the FASB staff will continue to hold the view that previous EITF consensus do not allow for recognition of dealer profit, unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. During the six months ended June 30, 2002, the Company recorded $46 million of fair value of the contract inception related to trading and marketing activities. The consensus on presenting gains and losses on energy trading contracts net is effective for financial statements issued for periods ending after July 15, 2002. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to conform to the consensus. The Company currently reports all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Beginning with the quarter ended September 30, 2002, the Company will report all energy trading and marketing activities on a net basis in the Statements of Consolidated Income pursuant to EITF No. 02-03. Although the Company is in the process of determining the effect of adoption of EITF No. 02-03 on its Statements of Consolidated Income, the Company expects the adoption will result in a substantial reduction in operating revenues, fuel and cost of gas sold, and purchased power.

(3) DERIVATIVE FINANCIAL INSTRUMENTS

    Adoption of SFAS No. 133 on January 1, 2001 resulted in an after-tax increase in net income of $3 million and a cumulative after-tax increase in accumulated other comprehensive loss of $460 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by $566 million, $127 million, $811 million and $339 million, respectively, in the Company's Consolidated Balance Sheet. For additional information regarding the adoption of SFAS No. 133 and the Company's accounting policies for derivative financial instruments, see Note 6 to the Reliant Resources 10-K/A Notes.

        The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. During the second quarter of 2001, an issue that applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met was approved by the FASB with an effective date of July 1, 2001. The adoption of this cleared guidance had no impact on the Company's results of operations. Certain criteria of this previously approved guidance were revised in October and December 2001 and became effective on April 1, 2002. The effect of adoption of the revised guidance did not impact the Company's consolidated financial statements.

    During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance was April 1, 2002, and the effect of adoption of this guidance did not impact the Company's consolidated financial statements.

    Cash Flow Hedges. During the six months ended June 30, 2002, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was a $12 million gain. During the six months ended June 30, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from this assessment of effectiveness. During the six months ended June 30, 2002, there was a loss of approximately $0.2 million recognized in earnings as a result of the discontinuance of Cash Flow Hedges because it was no longer probable that the forecasted transaction would occur. As of June 30, 2002, the Company expects $27 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

   Interest Rate Swaps. As of June 30, 2002, the Company holds interest rate swaps with an aggregate notional amount of $1.2 billion to fix the interest rate applicable to floating rate short-term debt and floating rate long-term debt. The swaps relating to both short-term and long-term debt qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the Statements of Consolidated Income over the term of the swap agreements. During January 2002, the Company entered into forward-starting interest rate swaps having an aggregate notional amount of $1.0 billion, of which $500 million has been liquidated as discussed below, to hedge the interest rate on a portion of a future offering of long-term fixed-rate notes. These swaps qualify as cash flow hedges under SFAS No. 133. On May 9, 2002, the Company liquidated $500 million of the forward starting interest rate swaps that were entered into in January 2002. The liquidation of these swaps resulted in a loss of $3 million, which was recorded in other comprehensive income and will be amortized into interest expense in the same period during which the forecasted interest payment affects earnings. Should the forecasted interest payments no longer be probable, any remaining deferred amount will be recognized immediately as an expense. The maximum length of time the Company is hedging its exposure to the payment of variable interest rates is 8 years.

    Hedge of Net Investment in Foreign Subsidiaries. The Company has substantially hedged its net investment in its European subsidiaries to reduce the Company's exposure to changes in foreign exchange rates through a combination of Euro-denominated borrowings, foreign currency swaps and foreign currency option contracts. During the six months ended June 30, 2002, the derivative and non-derivative instruments designated as hedging the net investment in the Company's European subsidiaries resulted in a loss of $16 million, which is included in the balance of the cumulative translation adjustment in accumulated other comprehensive income.

    Other Derivatives. In December 2000, the Dutch parliament adopted legislation allocating to the Dutch generation sector, including Reliant Energy Power Generation Benelux N.V. (REPGB), financial responsibility for various out-of-market contracts and other liabilities. The legislation became effective in all material respects on January 1, 2001. In particular, the legislation allocated to the Dutch generation sector, including REPGB, financial responsibility to purchase imported electricity and gas under certain long-term power contracts and a gas contract entered into by NEA B.V. (NEA), the regulated entity which formerly purchased and sold energy in the Netherlands.

    The Company accounts for the gas supply contract at fair value as a non-trading derivative pursuant to SFAS No. 133. Prior to amending the electricity import contracts in May 2002, the Company also accounted for the electricity import contracts at fair value as non-trading derivatives pursuant to SFAS No. 133. However, subsequent to amending the electricity import contracts, the Company began to account for the electricity contracts as a part of the Company's energy trading activities.

    As of December 31, 2001, the Company recorded a liability of $369 million for the REPGB stranded cost gas and electric commitments in non-trading derivative liabilities. As of June 30, 2002, the Company recorded a liability of $155 million for the REPGB stranded cost gas supply contract in non-trading derivative liabilities. Pursuant to SFAS No. 133, during the three and six months ended June 30, 2002, the Company recognized a $3 million loss and net $16 million gain, respectively, recorded in fuel expense related to changes in the valuation of these non-trading derivative liabilities, excluding the effects of the gain related to amending the two power contracts as discussed in Note 11(d).

    For additional information regarding REPGB's obligations under these out-of-market contracts and the related indemnification by former shareholders of these stranded costs during 2001, see Note 11(d) and Note 13(f) to the Reliant Resources 10-K/A Notes.

   During the May 2001 through September 2001 time frame, the Company entered into two structured transactions which were recorded on the balance sheet in non-trading derivative assets and liabilities involving a series of forward contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003. The change in fair value of these derivative assets and liabilities must be recorded in the statement of income for each reporting period. As of December 31, 2001, the Company has recognized $221 million of non-trading derivative assets and $103 million of non-trading derivative liabilities related to these transactions. During the three and six months ended June 30, 2002, $26 million and $50 million, respectively, of net non-trading derivative assets were settled related to these transactions, and a $1 million and $2 million, respectively, pre-tax unrealized gain was recognized. As of June 30, 2002, the Company has recognized $163 million of non-trading derivative assets and $93 million of non-trading derivative liabilities related to these transactions.

(4) HISTORICAL RELATED PARTY TRANSACTIONS

    The Interim Financial Statements include significant transactions between the Company and Reliant Energy involving services, including various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. The costs of these services have been directly charged or allocated to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had the Company been an unaffiliated entity. Amounts charged and allocated to the Company for these services were $2 million and $5 million for the three months ended June 30, 2001 and 2002, respectively. Amounts charged and allocated to the Company for these services were $4 million and $10 million for the six months ended June 30, 2001 and 2002, respectively, and are included primarily in operation and maintenance expenses and general and administrative expenses. In addition, during the three and six months ended June 30, 2001, the Company incurred costs primarily related to corporate support services which were billed to Reliant Energy and its affiliates of $13 million and $20 million, respectively. Some subsidiaries of the Company have entered into office rental agreements with Reliant Energy. During the three months ended June 30, 2001 and 2002, the Company incurred $5 million and $8 million, respectively, of rent expense to Reliant Energy. The Company incurred $8 million and $16 million of rent expense to Reliant Energy during the six months ended June 30, 2001 and 2002, respectively.

        Below is a detail of accounts and notes receivable to affiliated companies that are not part of the Company:

                                                                 DECEMBER 31,   JUNE 30,
                                                                    2001          2002
                                                                 -----------    --------
                                                                      (IN MILLIONS)
Net accounts receivable (payable) -- affiliated companies ....     $  27          $(148)
Net short-term notes receivable (payable) -- affiliated
  companies ..................................................       388             (2)
Net long-term notes receivable -- affiliated companies .......        30             32
                                                                   -----          -----
  Total net accounts and notes receivable (payable) --
    affiliated companies .....................................     $ 445          $(118)
                                                                   =====          =====

    Net accounts receivable/(payable) from affiliated companies, representing primarily current month balances of transactions between the Company and Reliant Energy or its subsidiaries, relate primarily to natural gas purchases and sales, electric generation capacity purchases, electric transmission services, charges for services and office space rental. Net short-term notes receivable/(payable) from affiliated companies represent the accumulation of a variety of cash transfers and operating transactions and generally bear interest at market-based rates. Net long-term notes receivable from affiliated companies primarily relate to specific negotiated financing transactions with Reliant Energy or its subsidiaries that bear interest at market-based rates. Net interest income related to these net borrowings/receivables was $11 million and $2 million during the three months ended June 30, 2001 and 2002, respectively. Net interest expense related to these net receivables was $3 million during the six months ended June 30, 2001. Net interest income related to these receivables was $4 million during the six months ended June 30, 2002.

    During 2001 and 2002, proceeds not initially utilized from the IPO were advanced to a subsidiary of Reliant Energy (the Reliant Energy money fund) on a short-term basis. The Company has reduced its advance to the Reliant Energy money fund following the IPO to fund capital expenditures and to meet its working capital needs. As of December 31, 2001, the Company had outstanding advances to the Reliant Energy money fund of $390 million which is included in accounts and notes receivable in the Company's Consolidated Balance Sheet. During the six months ended June 30, 2002, these advances were returned to the Company.

   The Company purchases natural gas, electric generation capacity, electric transmission services and natural gas transportation services from, supplies natural gas to, and provides marketing and risk management services to affiliates of Reliant Energy that are not part of the Company. Purchases of electric generation capacity, electric transmission services, natural gas transportation services and natural gas from Reliant Energy and its subsidiaries were $44 million and $516 million for the three months ended June 30, 2001 and 2002, respectively, and $130 million and $881 million for the six months ended June 30, 2001 and 2002, respectively. During the three months ended June 30, 2001 and 2002, the sales and services to Reliant Energy and its subsidiaries totaled $137 million and $70 million, respectively, and $459 million and $185 million for the six months ended June 30, 2001 and 2002, respectively.

   During the fourth quarter of 2001 and the first quarter of 2002, the Company purchased entitlements to some of the generation capacity of Reliant Energy's Texas electric utility generation assets (Texas Genco). The Company purchased these entitlements under the terms of a master separation agreement between Reliant Resources and Reliant Energy (Master Separation Agreement) and in capacity auctions conducted by Texas Genco. Under the Texas electric restructuring law, Texas Genco is required to sell at auction entitlements to at least 15% of its installed generating capacity (State Mandated Auctions). Under the law, the Company is not permitted to participate in the State Mandated Auctions. However, the Company is entitled to purchase capacity and energy in the auction entitlements required by the Texas electric restructuring law of the power generation companies affiliated with the other Texas electric utilities. Under the Master Separation Agreement, Texas Genco is obligated to auction entitlements to all of its capacity and related ancillary services available after the State Mandated Auctions subject to certain permitted reductions, for a specified period of time, subject to certain agreements (Contractually Mandated Auctions). Under the Master Separation Agreement, the Company is entitled to elect to purchase 50% of the capacity to be auctioned by Texas Genco in the Contractually Mandated Auctions at the prices established in such auctions. In addition to this right, the Company may participate in the Contractually Mandated Auctions. As of June 30, 2002, the Company has purchased entitlements to capacity of Texas Genco averaging 6,917 MW per month for the remainder of 2002 and 775 MW per month in 2003. The Company has no minimum obligations for energy or ancillary services under the Master Separation Agreement. The Company's anticipated capacity payments related to these capacity entitlements are $149 million in 2002 and $58 million in 2003. For additional information regarding agreements relating to Texas Genco, see Note 4(b) to the Reliant Resources 10-K/A Notes.

    During the three and six months ended June 30, 2001, Reliant Energy or its subsidiaries made equity contributions to the Company of $1.7 billion and $1.8 billion, respectively. There were no contributions for the six months ended June 30, 2002. The contributions in the three months ended June 30, 2001, primarily related to the conversion into equity of debt owed to Reliant Energy and its subsidiaries and some related interest expense totaling $1.7 billion. The contributions in the six months ended June 30, 2001, primarily related to the conversion into equity of debt and related interest expense as discussed above and the contribution of net benefit assets and liabilities, net of deferred income taxes.

(5) ACQUISITIONS

    Orion Power Holdings, Inc. In February 2002, the Company acquired all of the outstanding shares of common stock of Orion Power Holdings, Inc. (Orion Power) for $26.80 per share in cash for an aggregate purchase price of $2.9 billion. The Company funded the Orion Power acquisition with a $2.9 billion credit facility (see Note 8) and $41 million of cash on hand. As a result of the acquisition, the Company's consolidated net debt obligations also increased by the amount of Orion Power's net debt obligations. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). Orion Power is an electric power generating company formed in March 1998 to acquire, develop, own and operate power-generating facilities in certain deregulated wholesale markets throughout North America. As of February 19, 2002, Orion Power had 81 power plants with a total generating capacity of 5,644 MW and two development projects with an additional 804 MW of capacity under construction. As of June 30, 2002, both projects under construction had reached commercial operation.

    The Company accounted for the acquisition as a purchase with assets and liabilities of Orion Power reflected at their estimated fair values. The Company's fair value adjustments included adjustments in property, plant and equipment, contracts, severance liabilities, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. The Company expects to finalize these fair value adjustments no later than February 2003, based on valuations of property, plant and equipment, intangible assets and other assets and obligations.

    The Company's results of operations include the results of Orion Power only for the period beginning February 19, 2002. The following table presents selected financial information and unaudited pro forma information for the three months ended June 30, 2001 and six months ended June 30, 2001 and 2002, as if the acquisition had occurred on January 1, 2001 and 2002, as applicable.

                                                             THREE MONTHS ENDED
                                                               JUNE 30, 2001
                                                         -------------------------
                                                         ACTUAL          PRO FORMA
                                                         ------          ---------
                                                               (IN MILLIONS)
Revenues ...........................................     $7,975           $8,281
Net income .........................................        229              238

Basic earnings per share ...........................     $ 0.83           $ 0.86
Diluted earnings per share .........................       0.82             0.86


                                             SIX MONTHS ENDED          SIX MONTHS ENDED
                                              JUNE 30, 2001             JUNE 30, 2002
                                          ----------------------    ----------------------
                                           ACTUAL     PRO FORMA      ACTUAL      PRO FORMA
                                          --------    ----------    -------      ---------
                                                           (IN MILLIONS)
Revenues ...............................  $16,613      $17,195      $15,591      $15,713
Income before cumulative effect of
  accounting change ....................      307          320          275          217
Net income .............................      310          323          275          217

Basic and diluted earnings per share
  before cumulative effect of accounting
  change................................. $  1.19      $  1.24      $  0.95      $  0.75
Basic and diluted earnings per share.....    1.20         1.25         0.95         0.75


    These unaudited pro forma results, based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of Orion Power had occurred on January 1, 2001 and 2002, as applicable. Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense, interest income and income taxes. The unaudited pro forma condensed consolidated financial statements reflect the acquisition of Orion Power in accordance with SFAS No. 141 and SFAS No. 142. For additional information regarding the Company's adoption of SFAS No. 141 and SFAS No. 142, see Notes 2 and 6.

(6) GOODWILL AND INTANGIBLES

    In July 2001, the FASB issued SFAS No. 142, which provides that goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The Company adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002.

    On January 1, 2002, the Company discontinued amortizing goodwill into its results of operations pursuant to SFAS No. 142. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization:

                                                       THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------
                                                          2001            2002
                                                         -------         -------
                                                         (IN MILLIONS, EXCEPT PER
                                                              SHARE AMOUNTS)
Reported net income ................................     $   229         $   178
Add: Goodwill amortization, net of tax .............           8              --
                                                         -------         -------
Adjusted net income ................................     $   237         $   178
                                                         =======         =======

Basic Earnings Per Share:
Reported net income ................................     $  0.83         $  0.62
Add: Goodwill amortization, net of tax .............        0.03              --
                                                         -------         -------
Adjusted basic earnings ............................     $  0.86         $  0.62
                                                         =======         =======

Diluted Earnings Per Share:
Reported net income ................................     $  0.82         $  0.61
Add: Goodwill amortization, net of tax .............        0.03              --
                                                         -------         -------
Adjusted diluted earnings ..........................     $  0.85         $  0.61
                                                         =======         =======


                                                        SIX MONTHS ENDED JUNE 30,
                                                        -------------------------
                                                          2001            2002
                                                         -------         -------
                                                         (IN MILLIONS, EXCEPT PER
                                                              SHARE AMOUNTS)
Reported net income ................................     $   310         $   275
Add: Goodwill amortization, net of tax .............          17              --
                                                         -------         -------
Adjusted net income ................................     $   327         $   275
                                                         =======         =======

Basic and Diluted Earnings Per Share:
Reported net income ................................     $  1.20      $     0.95
Add: Goodwill amortization, net of tax .............        0.07              --
                                                         -------         -------
Adjusted basic and diluted earnings ................     $  1.27      $     0.95
                                                         =======         =======

    The components of the Company's other intangible assets consist of the following:

                                            DECEMBER 31, 2001         JUNE 30, 2002
                                         ----------------------- -------------------------
                                         CARRYING    ACCUMULATED   CARRYING   ACCUMULATED
                                          AMOUNT     AMORTIZATION   AMOUNT    AMORTIZATION
                                         --------    ------------  --------   ------------
                                                          (IN MILLIONS)
Air Emission Regulatory Allowances .....    $255        $(78)        $268        $ (82)
Water Rights ...........................      68          (4)          68           (5)
Other Power Generation Site Permits ....      77          (3)          77           (5)
Contractual rights .....................      --          --           91           (8)
Other ..................................      --          --            2           (1)
                                            ----        ----         ----        -----
Total ..................................    $400        $(85)        $506        $(100)
                                            ====        ====         ====        =====

    The Company recognizes specifically identifiable intangibles, including air emissions regulatory allowances, water rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of June 30, 2002. The Company amortizes air emissions regulatory allowances primarily on a units-of-production basis as utilized. The Company amortizes other acquired intangibles, excluding contractual rights, on a straight-line basis over the lesser of their contractual or estimated useful lives with a weighted average amortization period of 35 years.

        In connection with the acquisition of Orion Power, the Company recorded the fair value of certain fuel and power contracts acquired. The Company estimated the fair value of the contracts using forward pricing curves over the life of each contract. Those contracts that net fair value exceeded book value at the date of acquisition were recorded to intangible assets (Contractual Rights) and those contracts that net fair value were below book value at the date of acquisition (Contractual Obligations) were recorded to other current and long-term liabilities in the Consolidated Balance Sheet.

    Contractual Rights and Contractual Obligations are amortized to fuel expense and revenues, as applicable, based on the pattern in which the economic effects are estimated to be realized over the contractual lives. Amortization in future periods will be disclosed as the purchase price allocation is finalized.

    Amortization expense for other intangibles, excluding Contractual Rights, for the three months ended June 30, 2001 and 2002 was $7 million and $4 million, respectively. Amortization expense for other intangibles, excluding Contractual Rights, for the six months ended June 30, 2001 and 2002 was $30 million and $8 million, respectively. The Company amortized $7 million of Contractual Rights and $10 million of Contractual Obligations during both the three and six months ended June 30, 2002. Estimated amortization expense, excluding Contractual Rights, for the remainder of 2002 and the five succeeding fiscal years is as follows (in millions):

                    2002 .........................  $ 7
                    2003 .........................   13
                    2004 .........................   13
                    2005 .........................   13
                    2006 .........................   13
                    2007 .........................   13
                                                    ---
                      Total ......................  $72
                                                    ===

    Changes in the carrying amount of goodwill for the six months ended June 30, 2002, by reportable segment, are as follows:

                                          GOODWILL   FOREIGN
                              AS OF       ACQUIRED   CURRENCY             AS OF
                            JANUARY 1,   DURING THE  EXCHANGE            JUNE 30,
                               2002        PERIOD     IMPACT     OTHER    2002
                            ----------   ----------  ---------   -----   -------
                                                  (IN MILLIONS)
Wholesale Energy .......       $184       $1,411        $--        $1     $1,596
European Energy ........        675           --         81         -        756
Retail Energy ..........         32           --         --         -         32
                               ----       ------        ---        --     ------
  Total ................       $891       $1,411        $81        $1     $2,384
                               ====       ======        ===        ==     ======

        The Company is in the process of determining further effects of adoption of SFAS No. 142 on its Consolidated Financial Statements, including the review of goodwill for impairment. The Company has not completed its review pursuant to SFAS No. 142. The Company has completed the first step of the goodwill impairment test, used to identify potential impairments, which compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on the first step of the goodwill impairment test, the Company's European Energy segment's goodwill is impaired by approximately $250 million. The Company believes that its final impairment loss will approximate the impairment loss indicated in the first step of the goodwill impairment. The Company has retained an outside valuation firm to assist in the Company's review and will finalize its review of goodwill of the European Energy segment during 2002. The impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002. Based on the first step of the goodwill impairment test, no other reporting units' goodwill was impaired. As of March 31, 2002, the Company completed its assessment of intangible assets and no indefinite lived intangible assets were identified. No related impairment losses were recorded in the first quarter of 2002 and no changes were made to the expected useful lives of its intangible assets as a result of this assessment.

(7) COMPREHENSIVE INCOME

    The following table summarized the component of total comprehensive income:

                                                FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                    ENDED JUNE 30,           ENDED JUNE 30,
                                                ---------------------      -------------------
                                                   2001        2002        2001         2002
                                                   -----       -----       -----       -----
                                                                 (IN MILLIONS)
Net income ....................................... $ 229       $ 178       $ 310       $ 275
Other comprehensive income (loss):
  Foreign currency translation adjustments .......     5         115           5         105
  Changes in minimum benefit liability ...........    --          --          (6)         --
  Cumulative effect of adoption of SFAS
   No. 133 .......................................    --          --        (460)         --
  Deferred gain from cash flow hedges ............   251          33         437         186
  Reclassification of deferred loss (gain) from
   cash flow hedges realized in net income .......    90          (8)        122         (27)
  Unrealized gain on available-for-sale
    securities ...................................     7           1          15           1
  Reclassification adjustments for gains
    on sales of available-for-sale securities
    realized in net income .......................    (1)         (1)         (2)         (2)
                                                   -----       -----       -----       -----
Comprehensive income ............................. $ 581       $ 318       $ 421       $ 538
                                                   =====       =====       =====       =====

    Included in "Reclassification of deferred loss (gain) from cash flow hedges realized in net income" above for the six months ended June 30, 2001 and 2002 is $12 million of amortization for both the three months ended March 31, 2001 and 2002 related to the amortization of the transition adjustment arising from the termination and replacement of two power generation swap contracts referred to in Note 1. Included in "Cumulative effect of adoption of SFAS No. 133" above for the six months ended June 30, 2001 is a $170 million transition adjustment referred to in Note 1. Such amounts have not been previously reported in the Company's comprehensive income disclosure for the three months ended March 31, 2001 and 2002.

(8) BORROWINGS FROM THIRD PARTIES

    Credit Facilities. As of June 30, 2002, the Company had $8.3 billion in committed credit facilities of which $1.2 billion remained unused. Credit facilities aggregating $5.4 billion were unsecured. As of June 30, 2002, letters of credit outstanding under these facilities aggregated $803 million. As of June 30, 2002, borrowings of $6.3 billion were outstanding under these facilities of which $602 million were classified as long-term debt, based upon the availability of committed credit facilities and management's intention to maintain these borrowings in excess of one year.

    The following table provides a summary of the amounts owed and amounts available as of June 30, 2002 under the Company's various credit facilities.


                               TOTAL                                EXPIRING BY
                             COMMITTED  DRAWN     LETTERS   UNUSED    JUNE 30,        EXPIRATION
                              CREDIT    AMOUNT    OF CREDIT AMOUNT     2003              DATE
                             ---------  -------   --------- ------- -----------       -----------
                                                       (IN MILLIONS)
RELIANT RESOURCES:
  Orion acquisition term
    loan....................  $ 2,908   $ 2,908   $    --    $   --   $ 2,908         February 2003
  364-day revolver..........      800        --        --       800       800         August 2002(1)
  Three-year revolver.......      800       400       386        14       --          August 2004
WHOLESALE ENERGY:
  Orion Power and
  Subsidiaries:
   Orion Power..............       75        43        24         8        75         December 2002
   Orion MidWest............    1,063     1,028        15        20     1,063         October 2002
   Orion NY.................      532       502        10        20       532         December 2002
                                                                                      October 2002 -
   Liberty Project..........      292       270        17         5         6         April 2026
  Reliant Energy Channelview LP:
   Equity bridge............       92        92        --        --        92         November 2002
   Construction term loan
     and working capital                                                              October 2002 -
     facility...............      383       340        --        43         2(2)      July 2024
  REMA letter of credit
   facility.................       81        --        81        --        --         August 2003
EUROPEAN ENERGY:
  Reliant Energy Capital
   Europe, Inc..............      595       595       --        --        595         March 2003
  REPGB 364-day revolver....      248       124       --        124       248         July 2002
  REPGB letter of credit
   facility.................      420        --       270       150        --         July 2003
                              -------   -------   -------   -------   -------
Total ......................  $ 8,289   $ 6,302   $   803   $ 1,184   $ 6,321
                              =======   =======   =======   =======   =======

------------
(1) The Company has given notice that it intends to exercise its option to convert this facility to a one-year loan with a maturity of August 22, 2003.

(2) Excludes $369 million of facilities expiring in November 2002 as borrowings under such facilities are convertible into a long-term loan.

    These facilities include a term loan facility entered into during the fourth quarter of 2001 and amended in January 2002 that provided for $2.9 billion in funding to finance the purchase of Orion Power. Interest rates on the borrowings under this facility are based on London inter-bank offered rate (LIBOR) plus a margin or a base rate. This facility was funded on February 19, 2002 for $2.9 billion. As of June 30, 2002, the weighted average interest rate on outstanding borrowings was 2.79%. This term loan must be repaid within one year from the date on which it was funded. For a discussion of the acquisition of Orion Power, see Note 5.

    In addition to credit facilities, the Company had long-term debt totaling $529 million of which $411 million related to bonds issued by Orion Power.

    Refinancing Issues. As a result of several recent events, including the United States economic recession, the general common stock price decline of participants in the Company's industry sector, the general credit rating downgrades of the participants in the Company's industry sector, the Company's credit rating downgrades and its placement on review for future downgrades, the availability and cost of capital for the Company's business has been adversely affected. The credit environment may require the Company's future facilities to include terms that are more restrictive or burdensome or at higher borrowing rates than those of the Company's current facilities and that may require us to provide collateral as security. In addition, certain financial institutions may limit the amount of additional financings or discontinue providing financings to the Company. The terms of any new credit facilities may also be adversely affected by any delay in the date of the Distribution. In addition, any future reduction or withdrawal of one or more of the Company's credit ratings could have a material adverse impact on the Company's ability to access capital on acceptable terms, including the ability to refinance debt obligations as they mature.

    As of June 30, 2002, the Company had $6.3 billion of committed credit facilities which will expire by June 30, 2003 of which $2.8 billion will expire by December 31, 2002. The Company expects to extend or replace these facilities. In order to meet the Company's future needs the Company may obtain financings that are secured by certain of the Company's assets or the operations of the Company's subsidiaries. In addition to giving security, other terms, conditions, covenants or restrictions may be imposed as part of these financings that may adversely affect the Company. Providing collateral to obtain future financings or refinancings may adversely affect the Company's credit ratings thereby increasing the cost of the Company's debt.

Although the Company expects to obtain future financings, there can be no assurance that the Company will be successful.

    The Company's $800 million unsecured 364-day revolving credit facility expires on August 22, 2002. The facility agreement allows the Company the option to borrow the entire amount and convert it, provided that there is no default on the conversion date, to a one-year term loan with a maturity of August 22, 2003. The Company has given notice that the Company intends to exercise this option.

    The Company is currently negotiating with the banks regarding the appropriate terms and conditions for an extension of the maturity of its $2.9 billion Orion acquisition term loan, which is scheduled to mature on February 19, 2003. The Company expects to complete this extension in the second half of 2002.

    The Company is also in negotiations with the lead arrangers for a refinancing of the facilities at Orion Power, Orion Power MidWest, LP (Orion MidWest) and Orion Power New York, LP (Orion NY), which are discussed below. The Company anticipates that the new financings will total approximately $1.3 billion and will be completed in September 2002. Similar to the existing Orion MidWest and Orion NY credit agreements. The refinancings for Orion MidWest and Orion NY will likely be secured by the assets of both Orion MidWest and Orion NY.

    The Company's refinancing plan contemplates the simultaneous refinancing of the $2.9 billion term loan, the $800 million 364-day revolving credit facility, the $800 million three-year revolving credit facility, and the Orion NY and MidWest credit agreements.

    The Euro 600 million (approximately $595 million) term loan facility at Reliant Energy Capital Europe, Inc. matures on March 1, 2003. Preliminary work has commenced on the refinancing of this term loan facility. The Company plans to execute such refinancing during the fourth quarter of 2002 or first quarter of 2003.

    In May 2002, the Company established a $300 million commercial paper program which is supported by its existing credit facilities. Due to market conditions and the Company's current credit ratings, the Company has not yet attempted to issue commercial paper. It is unlikely that the Company will be able to issue commercial paper in the near future.

    During July 2002, the Company, through a subsidiary, established a receivables facility to finance certain of its Retail Energy segment's receivables up to $250 million. For further discussion, see Note 15(a).

    During July 2002, REPGB renewed its 364-day revolving credit facility through July 2003. The amount of the credit facility was reduced from Euro 250 million (approximately $248 million) to Euro 184 million (approximately $182 million). An option was added that permits REPGB to utilize up to Euro 100 million (approximately $99 million) of the facility for letters of credit. For further discussion, see Note 15(b).

    Orion Power's Debt Obligations. As a result of the Company's acquisition of Orion Power, the Company's consolidated net debt obligations also increased by the amount of Orion Power's net debt obligations, which are discussed below.

    New York Credit Agreement. As of June 30, 2002, Orion NY, a wholly owned subsidiary of Orion Power, had a secured credit agreement (New York Credit Agreement), which includes a $502 million acquisition facility and a $30 million revolving working capital facility. As of June 30, 2002, Orion NY had $502 million of acquisition loans outstanding. As of June 30, 2002, there were no revolving loans outstanding. A total of $10 million in letters of credit were also outstanding under the New York Credit Agreement. The loans bear interest at the borrower's option at (a) a base rate or (b) LIBOR plus a margin. The weighted average interest rate on outstanding borrowings as of June 30, 2002, was 3.61%. The credit agreement is secured by substantially all of the assets of Orion NY. The credit agreement expires in December 2002.

    MidWest Credit Agreement. As of June 30, 2002, Orion MidWest, a wholly owned subsidiary of Orion Power, had a secured credit agreement (Midwest Credit Agreement), which includes a $988 million acquisition facility and a $75 million revolving working capital facility. As of June 30, 2002, Orion MidWest had $988 million and $40 million of acquisition loans and revolving loans outstanding, respectively. A total of $15 million in letters of credit were also outstanding under the MidWest Credit Agreement. The loans bear interest at the borrower's option at (a) a base rate or (b) LIBOR plus a margin. The weighted average interest rate on outstanding borrowings as of June 30, 2002, was 3.88%. Borrowings under the MidWest Credit Agreement are secured by substantially all the assets of Orion MidWest. The credit agreement expires in October 2002.

    The New York Credit Agreement and the Midwest Credit Agreement (collectively, the Orion Credit Agreements) contain restrictive covenants that restrict the ability of Orion NY or Orion MidWest to, among other things, make dividend distributions unless Orion NY or Orion MidWest satisfy various conditions. As of June 30, 2002, restricted cash under the Orion Credit Agreements totaled $346 million.

    In connection with the Orion Power acquisition, the existing interest rate swaps for the Orion Credit Agreements were bifurcated into a debt component and a derivative component. The fair value of the debt component, approximately $31 million for the New York Credit Agreement and $59 million for the MidWest Credit Agreement, was based on the Company's incremental borrowing rates at the acquisition date for similar types of borrowing arrangements. The value of the debt component will be amortized to interest expense over the life of the interest rate swaps to which they relate. For the period from February 20, 2002 through June 30, 2002, $3 million and $7 million was amortized to interest expense for the New York Credit Agreement and MidWest Credit Agreement, respectively. See Note 3 for information regarding the Company's derivative financial instruments.

    The Orion Credit Agreements contain various business and financial covenants requiring Orion NY or Orion MidWest to, among other things, maintain a debt service coverage ratio of at least 1.5 to 1.0. Because it was anticipated that Orion MidWest would not meet this ratio for the quarter ended June 30, 2002, the MidWest Credit Agreement was amended to provide that Orion MidWest is not required to meet this ratio until the quarter ending September 30, 2002. Orion MidWest may not be able to meet this debt service coverage ratio for the quarter ending September 30, 2002. It is the Company's current intention to arrange for the repayment, refinancing or amendment of these facilities prior to September 30, 2002. If the MidWest Credit Agreement is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, the Company currently believes that it will be able to obtain such a waiver. However, the Company currently has no assurance that it will be able to obtain such a waiver or amendment from the lender group if required under the MidWest Credit Agreement. If the debt service coverage ratio is not met, and the MidWest Credit Agreement is not repaid, refinanced or amended or no waiver is obtained, the MidWest Credit Agreement would be in default and the lenders could demand payment of all outstanding amounts under the MidWest Credit Agreement.

    Liberty Credit Agreement. Liberty Electric Power, LLC (LEP) and Liberty Electric PA, LLC (Liberty), wholly owned subsidiaries of Orion Power, entered into a facility that provides for (a) a construction/term loan in an amount of up to $105 million; (b) an institutional term loan in an amount of up to $165 million; (c) a revolving working capital facility for an amount of up to $5 million; and (d) a debt service reserve letter of credit facility of $17.5 million (Liberty Credit Agreement).

    In May 2002, the construction loan was converted to a term loan. As of the conversion date, the term loan had an outstanding principal balance of $270 million, with $105 million having a final maturity in 2012 and the balance in 2026. On the conversion date, Orion Power made the required cash equity contribution of $30 million into Liberty, which was used to repay a like amount of equity bridge loans advanced by the lenders. A related $41 million letter of credit furnished by Orion Power as credit support was returned for cancellation. In addition, on the conversion date, a $17.5 million letter of credit was issued in satisfaction of Liberty's obligation to provide a debt service reserve fund. The project financing facility also provides for a $5 million working capital line of credit. The debt service reserve letter of credit facility and the working capital facility expire in May 2007.

    Amounts outstanding under the Liberty Credit Agreement bear interest at a floating rate for a portion of the facility, which may be either (a) a base rate or (b) LIBOR plus a margin, except for the institutional term loan which bears interest at a fixed rate. At June 30, 2002, the weighted average interest rate on the outstanding borrowings was 3.12% on the floating rate component and 9.02% on the fixed rate portion. As of June 30, 2002, Liberty had $105 million and $165 million of the floating rate and fixed rate portions of the facility outstanding, respectively. A total of $17.5 million in letters of credit were also outstanding under the Liberty Credit Agreement.

    The lenders under the Liberty Credit Agreement have a security interest in substantially all of the assets of Liberty. The Liberty Credit Agreement contains restrictive covenants that restrict Liberty's ability to, among other things, make dividend distributions unless Liberty satisfies various conditions. As of June 30, 2002, restricted cash under the Liberty Credit Agreement totaled $20 million.

    Senior Notes. Orion Power has outstanding $400 million aggregate principal amount of 12% senior notes due 2010 (Senior Notes). The Senior Notes are senior unsecured obligations of Orion Power. Orion Power is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes. The Senior Notes are not guaranteed by any of Orion Power's subsidiaries. In connection with the Orion Power acquisition, the Company recorded the Senior Notes at estimated fair value of $479 million. The $79 million premium will be amortized against interest expense over the life of the Senior Notes. For the six months ended June 30, 2002, $2 million was amortized to interest expense for the Senior Notes. The fair value of the Senior Notes is based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The Senior Notes indenture contains covenants that include among others, restrictions on the payment of dividends by Orion Power.

    Pursuant to certain change of control provisions, Orion Power commenced an offer to repurchase the Senior Notes on March 21, 2002. The offer to repurchase expired on April 18, 2002. There were no acceptances of the offer to repurchase and the entire $400 million aggregate principal amount remains outstanding.

    Before May 1, 2003, Orion Power may redeem up to 35% of the Senior Notes issued under the indenture at a redemption price of 112% of the principal amount of the notes redeemed, plus accrued and unpaid interest and special interest, with the net cash proceeds of an equity offering provided that certain provisions under the indenture are met.

    Revolving Senior Credit Facility. Orion Power has an unsecured $75 million revolving senior credit facility that matures in December 2002. Amounts outstanding under the facility bear interest at a floating rate. As of June 30, 2002, there were $43 million of borrowings outstanding under this facility, and a total of $24 million in letters of credit were also outstanding. This credit facility contains various covenants that include, among others, restrictions on the payment of dividends by Orion Power. As of June 30, 2002, restricted cash under this revolving senior credit facility totaled $7 million.

    The senior credit facility of Orion Power contains various business and financial covenants that require Orion Power to, among other things, maintain a debt service coverage ratio of at least 1.4 to 1.0. Orion Power did not meet the debt service coverage ratio for the three months ended March 31, 2002 and June 30, 2002, as required. While the failure to meet such ratio for two consecutive fiscal quarters is a default under the senior credit facility, the senior credit facility was amended to provide that such failure will not be considered to be an event of default until September 30, 2002. It is the Company's current intention to arrange for the repayment, refinancing or amendment of this facility prior to September 30, 2002. If this facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, the Company currently believes that it will be able to obtain such a waiver. However, the Company currently has no assurance that it will be able to obtain such a waiver or amendment from the lender groups if required under this credit facility. If the debt service coverage ratio is not met, and the senior credit facility is not repaid, refinanced or amended or no waiver is obtained, the senior credit facility would be in default and the lenders could demand payment of all outstanding amounts under the senior credit facility.

    Convertible Senior Notes. Orion Power had outstanding $200 million of aggregate principal amount of 4.5% convertible senior notes, due on June 1, 2008 (Convertible Senior Notes). Pursuant to certain change of control provisions, Orion Power commenced an offer to repurchase the Convertible Senior Notes on March 1, 2002, which expired on April 10, 2002. During the second quarter of 2002, the Company repurchased $189 million in principal amount under the offer to repurchase and $11 million aggregate principal amount of the Convertible Senior Notes remains outstanding.

(9) TREASURY STOCK

    On December 6, 2001, Reliant Resources' Board of Directors authorized the Company to purchase up to 10 million shares of its common stock through June 2003. Any purchases will be made on a discretionary basis in the open market or otherwise at times and in amounts as determined by management subject to market conditions, legal requirements and other factors. Since the date of authorization through August 9, 2002, the Company has not purchased any shares of its common stock under this program.

    In January 2002, the Company sold 550,781 treasury shares to employees under an employee stock purchase plan at a price of $14.07 per share. In April 2002, the Company made a discretionary annual contribution of 308,936 shares to the employee savings plan. The Company funded its contribution using treasury shares.

(10) EARNINGS PER SHARE

    The following tables presents Reliant Resources' basic and diluted earnings per share (EPS) calculation. There were no dilutive reconciling items to net income.

                                                         FOR THE THREE MONTHS ENDED
                                                                  JUNE 30,
                                                         --------------------------
                                                             2001         2002
                                                            -------      -------
                                                          (IN THOUSANDS, EXCEPT PER
                                                               SHARE AMOUNTS)
Weighted average shares outstanding .....................   276,944      289,591
                                                            =======      =======
Diluted EPS Calculation:
Weighted average shares outstanding .....................   276,944      289,591
  Plus: Incremental shares from assumed conversions:
   Stock options ........................................       172          364
   Restricted stock .....................................       116          539
   Employee stock purchase plan .........................        14          139
                                                            -------      -------
  Weighted average shares assuming dilution .............   277,246      290,633
                                                            =======      =======
Basic EPS:
  Income before cumulative effect of accounting change ..   $  0.83      $  0.62
  Cumulative effect of accounting change, net of tax ....        --           --
                                                            -------      -------
  Net income ............................................   $  0.83      $  0.62
                                                            =======      =======
Diluted EPS:
  Income before cumulative effect of accounting change ..   $  0.82      $  0.61
  Cumulative effect of accounting change, net of tax ....        --           --
                                                            -------      -------
  Net income ............................................   $  0.82      $  0.61
                                                            =======      =======

    For the three months ended June 30, 2002, the computation of diluted EPS excludes purchase options for 7,966,882 shares of common stock that have an exercise price (ranging from $14.23 -- $34.03 per share) greater than the per share average market price ($11.97) for the period and would thus be anti-dilutive if exercised. For the three months ended June 30, 2001, the computation of diluted EPS excludes purchase options for 9,517 shares of common stock that have an exercise price ($34.03) greater than the per share average market price ($31.45) for the period and would thus be anti-dilutive if exercised.

                                                          FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,
                                                          ------------------------
                                                              2001         2002
                                                             -------      -------
                                                          (IN THOUSANDS, EXCEPT PER
                                                                SHARE AMOUNTS)
Weighted average shares outstanding ......................   258,574      289,464
                                                             =======      =======
Diluted EPS Calculation:
Weighted average shares outstanding ......................   258,574      289,464
  Plus: Incremental shares from assumed conversions:
   Stock options .........................................        86          410
   Restricted stock ......................................       116          539
   Employee stock purchase plan ..........................        14          139
                                                             -------      -------
  Weighted average shares assuming dilution ..............   258,790      290,552
                                                             =======      =======
Basic and Diluted EPS:
  Income before cumulative effect of accounting change ...   $  1.19      $  0.95
  Cumulative effect of accounting change, net of tax .....      0.01           --
                                                             -------      -------
  Net income .............................................   $  1.20      $  0.95
                                                             =======      =======

    For the six months ended June 30, 2002, the computation of diluted EPS excludes purchase options for 7,966,882 shares of common stock that have an exercise price (ranging from $14.23 -- $34.03 per share) greater than the per share average market price ($12.82) for the period and would thus be anti-dilutive if exercised. For the six months ended June 30, 2001, the computation of diluted EPS excludes purchase options for 9,517 shares of common stock that have an exercise price ($34.03) greater than the per share average market price ($31.45) for the period and would thus be anti-dilutive if exercised.

(11) COMMITMENTS AND CONTINGENCIES

(a) Legal Matters.

    Southern California Class Actions. Reliant Energy, Reliant Energy Services, Inc. (Reliant Energy Services), REPG and several other subsidiaries of Reliant Resources, as well as two former officers and one present officer of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. Plaintiffs have voluntarily dismissed Reliant Energy from two of the three class actions in which it was named as a defendant.

    The cases were initially removed to federal court and were then assigned to Judge Robert H. Whaley, United States District Judge, pursuant to the federal procedures for multi-district litigation. On July 30, 2000, Judge Whaley remanded the cases to state court. Upon remand to state court, the cases were assigned to Superior Court Judge Janis L. Sammartino pursuant to the California state coordination procedures. On March 4, 2002, Judge Sammartino adopted a schedule proposed by the parties that would result in a trial beginning on March 1, 2004. On March 8, 2002, the plaintiffs filed a single, consolidated complaint naming numerous defendants, including Reliant Energy Services and other Reliant Resources' subsidiaries, that restated the allegations described above and alleged that damages against all defendants could be as much as $1 billion. On April 22 and 23, 2002, the Company and Duke Energy filed cross complaints in the coordinated proceedings seeking, in an alternative pleading, relief against other market participants in California, the surrounding states, Canada and Mexico including Powerex Corp., the Los Angeles Department of Water and Power and the Bonneville Power Administration. Powerex Corp. and Bonneville Power Administration removed the case once again to federal court where it was re-assigned to Judge Whaley. On July 10, 2002, a motion to dismiss was filed in coordinated proceedings seeking dismissal of the complaints on the basis of the filed rate doctrine and federal preemption.

    On March 11, 2002, the California Attorney General filed a civil lawsuit in San Francisco Superior Court naming Reliant Energy, Reliant Resources, Reliant Energy Services, REPG, and several other subsidiaries of Reliant Resources as defendants. The Attorney General alleges various violations by the defendants of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California Independent System Operator (Cal ISO). In addition to injunctive relief, the Attorney General seeks restitution and disgorgement of alleged unlawful profits for sales of electricity, and civil penalties. The Company removed this lawsuit to federal court in April 2002, where it has been assigned to Judge Vaughn Walker in the Northern District of California.

    On March 19, 2002, the California Attorney General filed a complaint with the Federal Energy Regulatory Commission (FERC) naming Reliant Energy Services and "all other public utility sellers" in California as defendants. The complaint alleges that sellers with market-based rates have violated their tariffs by not filing with the FERC transaction-specific information about all of their sales and purchases at market-based rates. The California Attorney General argues that, as a result, all past sales should be subject to refund if found to be above just and reasonable levels. On May 31, 2002, the FERC issued an Order that largely denied the complaint and required only that Reliant Energy Services and other sellers file revised transaction reports regarding prior sales in California spot markets.

    On April 15, 2002, the California Attorney General filed a lawsuit in San Francisco County Superior Court against Reliant Energy, Reliant Resources, Reliant Energy Services and several other subsidiaries of Reliant Resources. The complaint is substantially similar to the compliant described above filed by the California Attorney General with the FERC on March 19, 2002. The complaint also alleges that the Company consistently charged unjust and unreasonable prices for electricity, and that each instance of overcharge violated California law. The lawsuit seeks fines of up to $2,500 for each alleged violation, and "other equitable relief as appropriate." The Company has removed this case to federal court, where it has been assigned to Judge Vaughn Walker in the Northern District of California.

    On April 15, 2002, the California Attorney General and the California Department of Water Resources filed a complaint in the United States District Court for the Northern District of California against Reliant Energy, Reliant Resources and a number of its subsidiaries. In this lawsuit, the Attorney General alleges that the Company's acquisition of electric generating facilities from Southern California Edison in 1998 violated Section 7 of the Clayton Act, which prohibits mergers or acquisitions that substantially lessen competition. The lawsuit claims that the acquisitions gave the Company market power which it then exercised to overcharge California consumers for electricity. The lawsuit seeks injunctive relief against alleged unfair competition, divestiture of the Company's California facilities, disgorgement of alleged illegal profits, damages, and civil penalties for each alleged exercise of market power. This lawsuit also has been assigned to Judge Vaughn Walker. Judge Walker has denied the California Attorney General's motion to remand the two above-mentioned cases to state court and it is anticipated that he will rule in the near future in the Company's motion to dismiss all three cases.

    Northern California Class Actions. In the wake of the filing of the Attorney General cases, there have been seven new class action cases filed in state courts in Northern California. Each of these purports to represent the same class of California ratepayers, assert the same claims as asserted in the Southern California class action cases, and in some instances repeat as well the allegations in the Attorney General cases. All of these cases have been removed to federal court and have been conditionally assigned to Judge Whaley by the Panel on Multi-District Litigation. The plaintiffs in the Southern California class actions have opposed this transfer and it is likely that there will be a hearing before the Panel at its next meeting in September 2002.

    Washington/Oregon Class Action. After the filing of the Northern California class actions, a separate class action suit was filed in federal court in Los Angeles on behalf of the Snohomish County Public Utility District and its customers in the State of Washington. A motion has been made to transfer this case to Judge Whaley.

    The Company has not answered any of these cases; however, it has moved to dismiss the cases on the grounds that the claims are barred by federal preemption and by the filed rate doctrine.

    On April 11, 2002, the FERC set for hearing a series of complaints filed by Nevada Power Company, which seeks reformation of certain forward power contracts, including contracts with Reliant Energy Services that have since been terminated. Proceedings are ongoing before an administrative law judge who anticipates issuing a decision in December 2002 for consideration by the FERC. PacifiCorp Company filed a similar complaint challenging two ninety-day contracts with Reliant Energy Services, which the FERC also has set for hearing. The FERC has stated that it intends to issue a decision in this case by May 31, 2003.

    Pursuant to the terms of the Master Separation Agreement (see Note 4(c) to the Reliant Resources 10-K/A Notes), Reliant Resources has agreed to indemnify Reliant Energy for any damages arising under these lawsuits and may elect to defend these lawsuits at the Company's own expense. The above-described lawsuits and proceedings regarding California electricity sales are currently the subject of intense, highly-charged media and political attention. Their ultimate outcome cannot be predicted at this time.

    Trading and Marketing Activities. The Company is party to numerous lawsuits and regulatory proceedings relating to its trading and marketing activities, including (i) round trip trades, as more fully described in Note 1, and (ii) structured transactions. In addition, various state and federal governmental agencies have commenced investigations relating to such activities. Their ultimate outcome cannot be predicted at this time. Additional information regarding certain of these matters is set forth below.

    In June 2002, the SEC advised the Company that it had issued a formal order in connection with its investigation of the Company's financial reporting, internal controls and related matters. Reliant Resources understands that the investigation is focused on its round trip trades and structured transactions. These matters were previously the subject of an informal inquiry by the SEC. The SEC's formal order is also addressed to Reliant Energy. Reliant Resources and Reliant Energy are cooperating with the SEC staff.

    As part of the Commodity Futures Trading Commission's (CFTC) industry-wide investigation of so-called round trip trading, the CFTC has subpoenaed documents and requested information relating to Reliant Resources' natural gas and power trading activities, including round trip trades, occurring since January 1, 1999. Reliant Resources is cooperating with the CFTC staff.

     On August 13, 2002, the FERC Staff issued its Initial Report on Fact Finding Investigation of Potential Manipulation of Electric and Gas Prices (Initial Report). While the Company is still in the process of reviewing the Initial Report, certain findings, conclusions and observations in the Staff report, if adopted or otherwise acted on by the FERC, could have a material adverse effect on the Company. For example, in the Initial Report the FERC staff recommends that the mitigated market clearing prices for purposes of determining refunds in the pending refund proceeding described in Note 11(c) should be based, not on published indices but rather should be calculated using producing basin spot prices plus regulated transportation costs. The use of such a calculation for determining gas prices for refund purposes will likely have an adverse impact on the Company's potential refund obligations. Other findings, conclusions and observations in the report may likewise have a material adverse effect on the Company if adopted or otherwise acted on.

    In the Initial Report, the FERC indicated that it is continuing to receive and review data, including information relevant to the subjects covered in the report. In this regard, the Company has provided information to FERC about its trading activities in the Western United States during 2000 and 2001. Included among the data requests the Company has received from the FERC are requests asking for information regarding all power trading activity, natural gas trading for specific periods or locations, Enron-like trading practices, round trip trades and compliance with supplemental dispatch requests. The Company expects to receive additional data requests regarding its plant operations and gas and power trading in the West. The Company is cooperating and will continue to cooperate with the FERC. The ultimate outcome of the investigation cannot be predicted at this time.

    The Company has received subpoenas from the United States Attorney for the Southern District of New York requesting documents pertaining to the round trip trades, and anticipates investigations of energy trading activities by the Company and numerous other companies that parallel those of the SEC, the CFTC and the FERC. The Company is cooperating with the office of the United States Attorney.

    In connection with the Texas Utility Commission's industry-wide investigation into potential manipulation of the ERCOT market, the Company has provided information to the Texas Utility Commission concerning its scheduling and trading practices on and after July 31, 2001.

    In May, June and July 2002, eleven class action lawsuits were filed on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy. Reliant Resources and several of its executive officers are named as defendants. Reliant Energy is also named as a defendant in three of the lawsuits. Two of the lawsuits also name as defendants the underwriters of the IPO. One of those two lawsuits also names Reliant Resources' and Reliant Energy's independent auditors as a defendant. The dates of filing of these lawsuits are as follows: two lawsuits on May 15, 2002; two lawsuits on May 16, 2002; one lawsuit on May 17, 2002; one lawsuit on May 20, 2002; one lawsuit on May 21, 2002; one lawsuit on May 23, 2002; one lawsuit on June 19, 2002; one lawsuit on June 20, 2002; and one lawsuit on July 1, 2002. Ten of the lawsuits were filed in the United States District Court, Southern District of Texas, Houston Division. One lawsuit was filed in the United States District Court, Eastern District of Texas, Texarkana Division.

    The complaints allege that the defendants overstated the revenues of the Company by including transactions involving the purchase and sale of commodities with the same counterparty at the same price and that the Company improperly accounted for certain other transactions, among other things. The complaints seek monetary damages and, in one of the lawsuits rescission, on behalf of a supposed class. In eight of the lawsuits, the supposed class is composed of persons who purchased or otherwise acquired Reliant Resources and/or Reliant Energy securities during specified class periods. The three lawsuits that include Reliant Energy as a named defendant were also filed on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy during specified class periods.

    Additionally, in May and June 2002, four class action lawsuits were filed on behalf of purchasers of securities of Reliant Energy. Reliant Energy and several of its executive officers are named as defendants. The dates of filing of the four lawsuits are as follows: one on May 16, 2002; one on May 21, 2002; one on June 13, 2002; and one on June 17, 2002. The lawsuits were filed in the United States District Court, Southern District of Texas, Houston Division. The complaints allege that the defendants violated federal securities laws by issuing false and misleading statements to the public. The plaintiffs allege that the defendants made false and misleading statements as part of an alleged scheme to artificially inflate trading volumes and revenues by including transactions involving the purchase and sale of commodities with the same counterparty at the same price, to spin-off Reliant Resources to avoid exposure to Reliant Resources' liabilities and to cause the price of Reliant Resources' stock to rise artificially, among other things. The complaints seek monetary damages on behalf of persons who purchased Reliant Energy securities during specified class periods.

    In May 2002, three class action lawsuits were filed on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Reliant Energy and its directors are named as defendants in all of the lawsuits. Reliant Resources is named as a defendant in two of the lawsuits. The lawsuits were filed on May 29, 2002, May 30, 2002, and May 31, 2002. All of the lawsuits were filed in the United States District Court, Southern District of Texas, Houston Division. By order dated June 20, 2002, the Court granted the motion for voluntary dismissal filed by the plaintiffs in one of the cases and dismissed that case without prejudice.

    The two remaining complaints allege that the defendants breached their fiduciary duties to various employee benefits plans sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaints seek monetary damages for losses suffered by a putative class of plan participants whose accounts held Reliant Energy or Reliant Resources securities, as well as equitable relief in the form of restitution.

    In May 2002, a derivative action was filed against the directors and independent auditors of Reliant Resources. The lawsuit was filed on May 17, 2002, in the 269th Judicial District, Harris County, Texas. The petition alleges that the defendants breached their fiduciary duties to the Company. The shareholder plaintiff alleges that the defendants caused the Company to conduct its business in an imprudent and unlawful manner, including allegedly failing to implement and maintain an adequate internal accounting control system, engaging in transactions involving the purchase and sale of commodities with the same counterparty at the same price, and disseminating materially misleading and inaccurate information regarding the Company's revenue and trading volume. The petition seeks monetary damages on behalf of the Company.

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

(b) Environmental Matters.

    REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA) (see Note 5(a) to the Reliant Resources 10-K/A Notes), the Company became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward Generating Station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of June 30, 2002, REMA had liabilities associated with six future ash disposal site closures and six current site investigations and environmental remediations. The Company has recorded its estimate of these environmental liabilities in the amount of $33 million as of June 30, 2002. The Company expects approximately $14 million will be paid over the next five years.

    REPGB Asbestos Abatement and Environmental Remediation. Prior to the Company's acquisition of REPGB (see Note 5(b) to the Reliant Resources 10-K/A Notes), REPGB had a $23 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with REPGB's properties. REPGB began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of some leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are to be fully completed by 2005. As of June 30, 2002, the recorded undiscounted liability for this asbestos abatement and soil remediation was $20 million.

    Orion Power Environmental Contingencies. In connection with Orion Power's acquisition of 70 hydro plants in northern and central New York and four gas- or oil- fired plants in New York City, Orion Power assumed the liability for the estimated cost of environmental remediation at several properties. Orion Power developed remediation plans for each of these properties and entered into Consent Orders with the New York State Department of Environmental Conservation at two New York City sites and one hydro site for releases of petroleum and other substances by the prior owners. The liability assumed and recorded by the Company for all New York assets was approximately $10 million, which the Company expects to pay out through 2006.

    In connection with the acquisition of Midwest assets by Orion Power, Orion Power became responsible for the liability associated with the closure of three ash disposal sites in Pennsylvania. The liability assumed and recorded by the Company for these disposal sites was approximately $12 million, with $1 million to be paid over the next five years.

(c) California Wholesale Market Uncertainty.

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

    Due to the disparity between wholesale and retail rates, the credit ratings of PG&E and SCE fell below investment grade. Additionally, PG&E filed for protection under the bankruptcy laws on April 6, 2001. As a result, PG&E and SCE are no longer considered creditworthy, and since January 17, 2001, have not directly purchased power from third-party suppliers through the Cal ISO to serve that portion of load that cannot be met from their own supply sources (net short load). Pursuant to emergency legislation enacted by the California Legislature, the California Department of Water Resources (CDWR) has negotiated and purchased power through short- and long-term contracts and through real-time markets operated by the Cal ISO to serve the net short load requirements of PG&E and SCE. In December 2001, the CDWR began making payments to the Cal ISO for real-time transactions. On May 15, 2002, the FERC issued an order stating that sellers, including the Company, should receive interest payments on past due amounts owed by the Cal ISO and CDWR. The CDWR has now made payment through the Cal ISO for its real-time energy deliveries subsequent to January 17, 2001, although the Cal ISO's application of CDWR's payment for the month of January 2001, including the allocation of interest, which is subject of motions that the Company has filed with the FERC objecting to the Cal ISO's failure to allocate January payments and interest solely to post- January 17, 2001 transactions. In addition, the Company is prosecuting a lawsuit in California to recover the market value of forward contracts seized by California Governor Gray Davis in violation of the Federal Power Act. Governor Davis' actions prevented the liquidation of the contracts by the California Power Exchange (Cal PX) to satisfy the outstanding obligations of SCE and PG&E to wholesale suppliers, including the Company. The timing and ultimate resolution of this claim is uncertain at this time.

    On September 20, 2001, PG&E filed a Plan of Reorganization and an accompanying disclosure statement with the bankruptcy court. Under this plan, PG&E would pay all allowed creditor claims in full, through a combination of cash and long-term notes. Components of the plan will require the approval of the FERC, the SEC and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court. PG&E has stated it seeks to have this plan confirmed by December 31, 2002. On April 24, 2002, the bankruptcy judge approved PG&E's disclosure statement. A number of parties are contesting PG&E's reorganization plan, including a number of California parties and agencies. The bankruptcy judge in the PG&E case has ordered that the CPUC may file a competing plan. The ability of PG&E to have its reorganization plan confirmed, including the provision providing for the payment in full of unsecured creditors, is uncertain at this time. The CPUC has filed a competing plan and disclosure statement. The CPUC's plan provides for payment of allowed creditor claims in full in cash. The CPUC disclosure statement was approved on May 15, 2002. The timing and probability of confirmation of either plan, including the provision for payment in full of all unsecured creditors, is uncertain at this time. The Company has signed a stipulation with PG&E whereby it has agreed to vote for PG&E's reorganization plan and PG&E has agreed to pay amounts it indirectly owed to the Company subject to refunds ordered by the FERC. The stipulation does not preclude the Company from approving other reorganization plans, including the CPUC.


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

    As of December 31, 2001 and June 30, 2002, the Company was owed a total of $302 million and $239 million (net of refund provision), respectively, by the Cal ISO, the Cal PX, the CDWR, and California Energy Resources Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through June 30, 2002. From June 30, 2002 through August 9, 2002, the Company has collected $1 million of these receivable balances. As of December 31, 2001, the Company had a pre-tax credit provision of $68 million against receivable balances related to energy sales in the California market. For the six months ended June 30, 2002, $38 million of a previously accrued credit provision for energy sales in California was reversed. The reversal resulted from collections of outstanding receivables during the period coupled with a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the Cal PX and the reversal of $5 million of credit provision due to the write-off of receivables as a result of a May 15, 2002 FERC order discussed below. As of June 30, 2002, the Company had a remaining pre-tax credit provision of $30 million against these receivable balances. Management will continue to assess the collectability of these receivables based on further developments affecting the California electricity market and the market participants described herein.

    FERC Market Mitigation. In response to the filing of a number of complaints challenging the level of wholesale prices, the FERC initiated a staff investigation and issued a number of orders implementing a series of wholesale market reforms. In these orders, the FERC also instituted a refund proceeding, described below, as a result of which the Company may face an as yet undetermined amount of refund liability. See "-- FERC Refunds" below. Prior to adopting a methodology for calculating refunds in the refund proceeding, the FERC has identified, for the period January 1, 2001 through June 19, 2001, approximately $20 million of the $149 million charged by the Company for sales in California to the Cal ISO and the Cal PX as being subject to possible refunds. During the six months ended June 30, 2001, the Company accrued refunds of $15 million.

    On April 26, 2001, the FERC issued an order replacing previous price review procedures and establishing a market monitoring and mitigation plan, effective May 29, 2001, for the California markets. The plan establishes a cap on prices during periods when power reserves fall below 7% in the Cal ISO (reserve deficiency periods). The Cal ISO was instructed to use data submitted confidentially by gas-fired generators in California and daily indices of natural gas to establish the proxy market-clearing price in real-time based on the marginal cost of the highest-cost generator called to run. The plan also requires generators in California to offer all their available capacity for sale in the real-time market, and conditions sellers' market-based rate authority such that prices charged by sellers engaging in certain bidding practices will be subject to increased scrutiny by the FERC, such sellers could face potential refunds and even revocation of their market-based rate authority. On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan adopted, effective on June 20, 2001 and extending until September 30, 2002, to apply price controls to all hours, instead of just hours of low operating reserve, and to extend the mitigation measures to other Western states in addition to California, including Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming. The FERC set July 2, 2001 as the refund effective date for sales subject to the price mitigation plan throughout the West region. This means that transactions after that date may be subject to refund if they exceed the proxy market clearing price calculated under the June 19 order, during periods of reserve deficiency. In non-reserve deficiency hours in California, the maximum price in California and the other Western states will be capped at 85% of the highest Cal ISO hourly market clearing price established during the most recent reserve deficiency period. Effective July 11, 2002, the FERC modified the proxy market clearing price to establish a fixed price cap of $91.87/MWh. Sellers other than marketers will be allowed to bid higher than the capped price, but such bids are subject to justification and potential refund. Justification of higher prices is limited to demonstrating higher actual gas costs than the gas price index used in the proxy price calculation together with showing that conditions in natural gas markets changed significantly.

    On December 19, 2001, the FERC issued additional orders on price mitigation in California and the West region. These orders largely maintained existing mitigation mechanisms, including the June 19, 2001 order's requirement that generators must offer all available capacity for sale in the real-time market. As a result of this requirement, the Company's opportunity to sell ancillary services in the West region is reduced. During 2001, the Company recorded $42 million in revenues related to ancillary services in the West region.

    On May 15, 2002, the FERC issued several orders clarifying and modifying its mitigation measures. These orders removed the possibility that the Cal ISO would retroactively adjust mitigated market clearing prices for 2001 and provided the Cal ISO with further instructions for payment of minimum load costs owed to sellers complying with the must offer obligation.

    On July 17, 2002, FERC issued an order directing short-term and longer-term redesign of the California wholesale electricity market. These new principles will replace the market mitigation measures discussed above. Effective October 1, 2002, the July 17 order imposes a $250/MWh bid cap in place of existing price controls, and implements automatic mitigation procedures that may be applied if a bid is in excess of $91.87/MWh, results in a 200% or $100/MWh increase above an as yet undetermined unit-specific reference level, and results in a 200% or $50/MWh increase in the market clearing price. A variation of this formula will be used to cap bids in congested areas. The order also approves new penalties for generators that operate outside of Cal ISO instructed quantities, and extends the requirement that generators offer all available supply into the California market, effective October 1, 2002. In addition, the July 17 order instructs that the Cal ISO develop a day-ahead market for implementation January 1, 2003, and that the Cal ISO and California market participants work to develop a capacity procurement system for implementation as soon as possible. Other long-term aspects of the redesign of the Cal ISO market remain open for consideration by FERC.

    In a separate order issued July 17, 2002, FERC ordered that the current Cal ISO Board of Governors be disbanded and replaced with an independent Board by January 1, 2003. There are some indications that the Cal ISO Board will seek to stay the FERC's order or otherwise resist this instruction from FERC.

    As noted above, the mitigation plan allows sellers, such as the Company, to justify prices above the proxy price. However, previous efforts by the Company to justify prices above the proxy price have been rejected by the FERC and there is no certainty that the FERC will allow for the recovery of costs above the proxy price.

    FERC Refunds. The FERC issued an order on July 25, 2001 adopting a refund methodology and initiating a hearing schedule to determine (a) revised mitigated prices for each hour from October 2, 2000 through June 20, 2001; (b) the amount owed in refunds by each supplier according to the methodology (these amounts may be in addition to or in place of the refund amounts previously determined by the
FERC); and (c) the amount currently owed to each supplier. The amounts of any refunds will be determined by the FERC after the conclusion of the hearing process which is scheduled to conclude in August 2002. On December 19, 2001, the FERC issued an order modifying the methodology to be used to determine refund amounts. The schedule currently anticipates that the Administrative Law Judge will make his refund amount recommendations to the FERC in October 2002. However, the Company does not know when the FERC will issue its final decision. Based on the FERC's May 15, 2002 order, the Company estimates its refund obligation to be $49 million to $79 million for energy sales in the West region. During the second quarter of 2002, the Company recorded an additional reserve for refunds of $34 million related to energy sales in the West region based on the May 15, 2002 order. As discussed above, $15 million was recognized in the second quarter of 2001. As of June 30, 2002, the Company's total reserve for refunds related to energy sales in the West region is $49 million. Refunds will likely be offset against unpaid amounts owed to the Company for its prior sales.

    On November 20, 2001, the FERC instituted an investigation under Section 206 of the Federal Power Act regarding the tariffs of all sellers with market-based rates authority, including the Company. In this proceeding, the FERC proposes to condition the market-based rate authority of all sellers on their not engaging in anti-competitive behavior. Such condition would depend upon a further order from FERC establishing a refund effective date. This condition would allow the FERC, if it determines that a seller has engaged in anti-competitive behavior subsequent to the start of the refund effective period, to order refunds back to the date of such behavior. The FERC invited comments regarding this proposal, and the Company has filed comments in opposition to the proposal. On March 11, 2002, the FERC's Staff held a conference with market participants to discuss the comments FERC has received, and possible modification of the proposed conditions to address concerns raised in the comments while protecting consumers against anticompetitive behavior. The timing of further action by FERC is uncertain, although the FERC has publicly indicated that it is considering modifications that would limit the scope and application of its original proposal. If the FERC does not modify or reject its proposed approach for dealing with anti-competitive behavior, the implementation of the refund obligation could effect the Company's future earnings.

    On February 13, 2002, the FERC issued an order initiating a staff investigation into potential manipulation of electric and natural gas prices in the West region for the period January 1, 2000 forward. While this order does not propose any action against the Company, if the investigation results in findings that markets were dysfunctional during this period, those findings may be used in support of existing or future claims by the FERC or others that prices for sales in the West region after January 1, 2000 should be altered. As part of the investigation and in response to the disclosure of documents describing certain electricity trading strategies used by Enron Power Marketing, the FERC issued several requests for admissions and associated data to all sellers of wholesale electricity and ancillary services in the Cal ISO and Cal PX markets during the years 2000 through 2001, including the Company. The May 8, 2002 data request sought information concerning whether the Company and approximately 150 other sellers used the same or similar trading strategies and practices as described in the Enron documents. The May 21 data request sought information concerning whether the Company and approximately 150 other sellers engaged in "wash" or "round trip" sales of energy in the west. A May 22 data request sought the same information from sellers of wholesale natural gas regarding natural gas trades. The FERC has not yet publicly stated whether it may assert that any of these strategies and practices was impermissible under market rules in effect during the period in question. After reviewing records and conducting internal interviews, the Company responded to the data requests regarding the trading strategies and practices as described in the Enron documents. The Company also responded to FERC's data requests regarding round trip electricity and natural gas trades, including the identification of a round trip electricity trade responsive to the FERC's data request. The Company has provided similar information to the California Senate Select Committee for its investigation of price manipulation of the wholesale energy market.

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

(d) Dutch Stranded Costs.

    Background. In January 2001, the Dutch Electricity Production Sector Transitional Arrangements Act (Transition Act) became effective. Among other things, the Transition Act allocated to REPGB and the three other large-scale Dutch generation companies, a share of the assets, liabilities and stranded cost commitments of NEA. Prior to the enactment of the Transition Act, NEA acted as the national electricity pooling and coordinating body for the generation output of REPGB and the three other large-scale national Dutch generation companies. REPGB and the three other large-scale Dutch generation companies are shareholders of NEA.

    The Transition Act and related agreements specify that REPGB has a 22.5% share of NEA's assets, liabilities and stranded cost commitments. NEA's stranded cost commitments consisted primarily of various uneconomical or stranded cost investments and commitments, including a gas supply contract, three power contracts entered into prior to the liberalization of the Dutch wholesale electricity market and a contract relating to the construction of an interconnection cable between Norway and the Netherlands subject to a long-term power exchange agreement (PEA) (the NorNed Project). REPGB's stranded cost obligations also include uneconomical district heating contracts which were previously administrated by NEA prior to deregulation of the Dutch power market.

    In January 2001, NEA assigned to REPGB a 22.5% interest in the stranded cost contracts, including the gas supply contract, which expires in 2016, and provides for gas imports aggregating 2.283 billion cubic meters per year. During December 2001, one of the stranded power contracts was settled. In May 2002, NEA amended the two remaining long-term power contracts in order to bring them to market-conforming terms and, in connection with these amendments, assigned the contracts to NEA's shareholders. The district heating obligations relate to three water heating supply contacts entered into with various municipalities expiring from 2008 through 2015. Under the district heating contracts, the municipal districts are required to take annually a combined minimum of 5,549 terajoules (TJ) increasing annually to 7,955 TJ over the life of the contracts.

    The Transition Act provided that, subject to the approval of the European Commission, the Dutch government will provide financial compensation to the Dutch generation companies, including REPGB, for liabilities associated with long-term district heating contracts. In July 2001, the European Commission ruled that under certain conditions the Dutch government can provide financial compensation to the generation companies for the district heating contracts. To the extent that this compensation is not ultimately provided to the generation companies by the Dutch government, REPGB is entitled to claim compensation directly from the former shareholders as further discussed below.

    Settlement of Stranded Cost Indemnification Agreement. Until December 2001, the former shareholders were obligated to indemnify REPGB for up to NLG 1.9 billion of its share of NEA's stranded cost liabilities. In December 2001, REPGB and its former shareholders agreed to settle the indemnity obligations of the former shareholders in so far as they related to NEA's stranded cost gas supply and power contracts and other obligations of NEA (excluding district heating).

    Under the settlement agreement, the former shareholders paid REPGB NLG 500 million ($202 million) in the first quarter of 2002. REPGB deposited the settlement payment into an escrow account, withdrawals from which are at the discretion of REPGB for use in discharging stranded cost obligations related to the gas and electric import contracts. As of June 30, 2002, the escrow funds equaled $65 million, of which $2 million and $63 million were recorded in restricted cash and long-term assets, respectively. Any remaining funds as of January 1, 2004 will be distributed to REPGB.

    Under the settlement agreement, the former shareholders continue to be under an obligation to indemnify REPGB for certain district heating contracts. Under the terms of the indemnity, REPGB can elect between two forms of indemnification within 21 days after the date that the Ministry of Economic Affairs of the Netherlands publishes regulations for compensation of stranded costs associated with district heating projects. If the compensation to be paid by the Netherlands under these rules is at least as much as the compensation to be paid under the original indemnification agreement, REPGB can elect to receive a one-time payment of NLG 60 million ($24 million). In addition, unless the decree implementing the new compensation rules provides for compensation for the lifetime of the district heating projects, REPGB can receive an additional cash payment of NLG 15 million ($6 million). If the compensation rules do not provide for compensation at least equal to that provided under the original indemnification agreement, REPGB can claim indemnification for stranded cost losses up to a maximum of NLG 700 million ($282 million) less the amount of compensation provided by the new compensation rules and certain proceeds received from arbitrations. If no new compensation rules have taken effect on or prior to December 31, 2003, REPGB is entitled, but not obligated, to elect to receive indemnification under the formula described above. As of August 9, 2002, the Ministry of Economic Affairs had not published its compensation rules. Based on current assumptions, it is not anticipated that such rules will be published until, at the earliest, the fourth quarter of 2002.

        Prior to the settlement agreement, pursuant to the purchase agreement of REPGB, as amended, REPGB was entitled to a NLG 125 million (approximately $51 million) dividend from NEA with any remainder owing to the former shareholders. Under the settlement agreement, the former shareholders waived all rights to distributions of NEA.

    As a result of this settlement, the Company recognized in the fourth quarter of 2001 a net gain of $37 million for the difference between the sum of (a) the cash settlement payment of $202 million and the additional rights to claim distributions of the NEA investment recognized of $248 million and (b) the amount recorded as stranded cost indemnity receivable related to the stranded cost gas and electric commitments of $369 million and claims receivable related to stranded costs incurred in 2001 of $44 million, both previously recorded in the Company's Consolidated Balance Sheet.

    Amendments to Stranded Cost Electricity Import Contracts. In May 2002, NEA and its four shareholders (including REPGB) entered into agreements amending the terms of the two remaining power supply agreements (Settlement Agreements). These two contracts provide for the following capacities and terms: (a) 300 MW through 2003, and (b) 600 MW through March 2002, increasing to 750 MW through March 2009.

    Under the terms of the Settlement Agreements, NEA paid the counterparties a net aggregate payment of Euro 485 million, approximately $446 million (the Settlement Payment) (of which REPGB's proportionate share as a NEA shareholder was Euro 109 million, approximately $100 million). In July 2002, REPGB paid its share of the Settlement Payment with funds from the stranded cost indemnity escrow account, as discussed above. In exchange for its portion of the Settlement Payment, the counterparties to the power contracts replaced the existing terms with a market-based electricity price index for comparable electricity products in addition to other changes.

    As a result of the Settlement Agreements, in the second quarter of 2002, the Company recognized a pre-tax net gain of $109 million for the difference between
(a) the fair values of the original power contracts ($203 million net liability previously recorded in non-trading derivative liabilities) and the fair values of the amended power contracts ($6 million net asset recorded in trading and marketing assets) and (b) the Settlement Payment of $100 million, as described above. The pre-tax net gain of $109 million was recorded as a reduction of purchased power expense in the Statement of Consolidated Income in the second quarter of 2002. In the future, these two power trading contracts will be marked-to-market as a part of the Company's energy trading activities.

    Separately, in May 2002, following the execution of the Settlement Agreements, NEA declared a Euro 625 million, approximately $619 million, cash dividend to its shareholders, which was paid on July 1, 2002. REPGB's share of the dividend was Euros 141 million, approximately $139 million. As of June 30, 2002, the dividend receivable from NEA was recorded in other current assets in the Company's Consolidated Balance Sheet.

    Remaining Liability for Original Stranded Costs. In January 2001, the Company recognized an out-of-market, net stranded cost liability for its gas and electric import contracts and district heating commitments. At such time, the Company recorded a corresponding asset of equal amount for the indemnification of this obligation from REPGB's former shareholders and the Dutch government, as applicable. As of December 31, 2001, the Company has recorded a liability of $369 million for its stranded cost gas and electric commitments in non-trading derivative liabilities and a liability of $206 million for its district heating commitments in current and non-current other liabilities. As of June 30, 2002, the Company has recorded a liability of $155 million for its stranded cost gas contract in non-trading derivative liabilities, an asset of $7 million for its amended power contracts in trading and marketing assets, and a liability of $229 million for its district heating commitments in current and non-current other liabilities. As of December 31, 2001 and June 30, 2002, the Company has recorded an indemnification receivable for the district heating stranded cost liability of $206 million and $229 million, respectively.

    Pursuant to SFAS No. 133, the Company marks-to-market the stranded cost gas contract (see Note 3). Prior to the amendments to the remaining power contacts, pursuant to SFAS No. 133, the power contracts were marked-to-market. Subsequent to amending the remaining power contracts, the power contracts are marked-to-market as a part of the Company's energy trading activities. Pursuant to SFAS No. 133, during the three and six months ended June 30, 2002, the Company recognized a $3 million loss and net $16 million gain, respectively, recorded in fuel expense related to changes in the valuation of the stranded cost contracts, excluding the effects of the gain related to amending the two power contracts discussed above.

    NorNed Project. NEA entered into commitments with certain Norwegian counterparties (the Norwegian Counterparties) for the construction of a grid interconnector cable between the Netherlands and Norway, subject to the operation of a bi-directional, long-term (25 years in duration) PEA. The PEA contemplates, among other terms, exclusive use and cost free access to the cable by NEA and the Norwegian counterparties. The PEA is subject to, among other things, clearance by the European Commission and the Dutch regulatory authorities of the terms and conditions of the PEA. In 2001, NEA and the Norwegian counterparties filed a notification request regarding the PEA with the European Commission. It is not expected that the European Commission will respond to the notification request until the third quarter of 2003. Under the Transition Act, NEA is entitled to recover the cable construction costs from TenneT, the Netherlands grid operator. However, at this early stage it is not entirely clear how NEA will receive the transport tariff funds intended to recover the construction costs of the cable, and whether the ultimate transport tariff rate approved by the Dutch power regulation (Dte) will be sufficient to cover the ultimate construction costs. However, assuming that the Transition Act is fully implemented with respect to this matter, REPGB believes that NEA will ultimately recover the full cost of the cable.

    For additional information regarding the indemnification and settlement of stranded costs, see Note 13(f) to the Reliant Resources 10-K/A Notes.

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

(e) Payment to Reliant Energy in 2004.

    To the extent the Company's affiliated retail electric provider's price to beat mandated by the Texas electric restructuring law for providing retail electric service to residential and small commercial customers in Reliant Energy's Houston service territory during 2002 and 2003 exceeds the market price of electricity, the Company may be required to make a payment to Reliant Energy in early 2004. This payment will be required unless the Texas Utility Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within Reliant Energy's Houston service territory is committed to be served by retail electric providers other than the Company. If the 40% test is not met and a payment is required, the amount of this payment will be equal to the amount that the price to beat, less non-bypassable delivery charges, is in excess of the prevailing market price of electricity during such period multiplied by the applicable class consumption from January 1, 2002 through January 1, 2004. This amount will not exceed $150 per customer, multiplied by the number of residential or small commercial customers, as the case may be, that the Company serves on January 1, 2004 in Reliant Energy's Houston service territory, less the number of new retail electric customers the Company serves in other areas of Texas. As of June 30, 2002, Reliant Energy had approximately 1.7 million residential and small commercial customers. In the Master Separation Agreement between the Company and Reliant Energy, the Company has agreed to make this payment, if any, to Reliant Energy. Currently, the Company is unable to estimate the amount of such payment due to uncertainty about market price of electricity and the market share that will be served by the Company on January 1, 2004.

(f) Construction Agency Agreements and Equipment Financing Structure.

    In 2001, the Company, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities are not consolidated by the Company. As a result of the decision to cancel one of the projects, the commitments were reallocated in June 2002 so that the special purpose entities now have an aggregate financing commitment from equity and debt participants (Investors) of $1.9 billion of which the last $515 million is currently available only if cash collateralized. The availability of the commitment is subject to satisfaction of various conditions, including the obligation to provide cash collateral for the loans and letters of credit outstanding on November 29, 2004. The Company, through several of its subsidiaries, acts as construction agent for the special purpose entities and is responsible for completing construction of these projects by December 31, 2004, but the Company has generally limited its risk during construction to an amount not in excess of 89.9% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, the Company's subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If the Company does not exercise its option to lease any project upon its completion, the Company must purchase the project or remarket the project on behalf of the special purpose entities. The Company's ability to exercise the lease option is subject to certain conditions. The Company must guarantee that the Investors will receive an amount at least equal to 89.9% of their investment in the case of a remarketing sale at the end of construction. At the end of an individual project's initial operating lease term (approximately five years from construction completion), the Company's subsidiary lessees have the option to extend the lease with the approval of Investors, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of an amount not to exceed 85% of the project cost, if the proceeds from remarketing are not sufficient to repay the Investors. The Company has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and, if the lease option is exercised, each lessee's obligations during the lease period. At any time during the construction period or during the lease, the Company may purchase a facility by paying an amount approximately equal to the outstanding balance plus costs. As of June 30, 2002, the special purpose entities had property, plant and equipment of $1.0 billion, net other assets of $90 million and debt obligations of $1.1 billion. As of June 30, 2002, the special purpose entities had equity from unaffiliated third parties of $40 million.

    The Company, through its subsidiary, REPG, has entered into an agreement with a bank whereby the bank, as owner, entered or will enter into contracts for the purchase and construction of power generation equipment and REPG, or its subagent, acts as the bank's agent in connection with administering the contracts for such equipment. Under the agreement, the bank has agreed to provide up to a maximum aggregate amount of $650 million. REPG and its subagents must cash collateralize their obligation to administer the contracts. This cash collateral is approximately equivalent to the total payments by the bank for the equipment, interest and other fees. As of June 30, 2002, the bank had assumed contracts for the purchase of three turbines and two heat recovery steam generators with an aggregate cost of $121 million. REPG, or its designee, has the option at any time to purchase, or, at equipment completion, subject to certain conditions, including the agreement of the bank to extend financing, to lease the equipment, or to assist in the remarketing of the equipment under terms specified in the agreement. All costs, including the purchase commitment on the turbines, are the responsibility of the bank. The cash collateral is deposited by REPG or the subagent into a collateral account with the bank and earns interest at LIBOR less 0.15%. Under certain circumstances, the collateral deposit or a portion of it, will be returned to REPG or its designee. Otherwise, it will be retained by the bank. At December 31, 2001 and June 30, 2002, REPG and/or its subagent had deposits of $230 million and $92 million, respectively, in the collateral account. In May 2002, REPG was assigned and exercised a purchase option for a contract for an air cooled condenser totaling $20 million under which payments and interest during construction totaling $8 million had been made. REPG used $8 million of its collateral deposits to complete the purchase. After the purchase, REPG canceled the contract and paid a cancellation payment of $1.7 million to the manufacturer. In January 2002, the bank sold to the parties to the construction agency agreements discussed above, equipment contracts with a total contractual obligation of $258 million, under which payments and interest during construction totaled $142 million. Accordingly, $142 million of collateral deposits were returned to the Company. While the remaining equipment is not designated for current planned power generation construction projects, the Company believes the equipment will be used in future projects. Therefore, the Company anticipates that it will purchase the equipment, but can also assist in the remarketing of the equipment or negotiate to cancel the related contracts.

(g) REMA Sale/Leaseback Transactions.

        In August 2000, the Company entered into separate sale/leaseback transactions with each of the three owner-lessors for the Company's respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, acquired in the REMA acquisition. The lease documents contain some restrictive covenants that restrict REMA's ability to, among other things, make dividend distributions unless REMA satisfies various conditions. As of June 30, 2002, these various conditions were satisfied by REMA. As of December 31, 2001, REMA had $167 million of restricted funds that were available for REMA's working capital needs and to make future lease payments. For additional discussion of these lease transactions, please read Notes 5(a) and 13(c) to the Reliant Resources 10-K/A Notes.

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

        Effective March 1, 2001, the Company discontinued providing subsidized postretirement benefits to its domestic non-union employees. The Company incurred a pre-tax charge of $40 million during the first quarter of 2001 related to the curtailment of the Company's postretirement obligation. In connection with the Distribution, the Company expects to incur a pre-tax gain of $21 million related to the settlement of postretirement benefit obligations. For additional information regarding these benefit plans, see Notes 11(b) and 11(d) to the Reliant Resources 10-K/A Notes which are incorporated by reference herein.

(13) PRICE TO BEAT FUEL FACTOR ADJUSTMENT

    The Texas Utility Commission regulations allow the Company to request an adjustment to the fuel factor in its price to beat up to twice a year for its Houston area residential and small commercial customers based on the percentage change in the price of natural gas, or increases in the price of purchased energy. The Company's price to beat fuel factor was initially set by the Texas Utility Commission in December 2001 based on an average forward 12-month natural gas price of $3.11/mmbtu. On May 2, 2002, the Company filed a request with the Texas Utility Commission to increase the price to beat fuel factor based on a 20% increase in the price of natural gas. The Company requested increase was based on an average forward 12-month natural gas price of $3.73/mmbtu. The requested increase represents a 5.9% increase in the total bill of a residential customer using, on average, 1,000 kWh per month. On June 6, 2002 the administrative law judge recommended to the Texas Utility Commission approval of a 19.9%
increase to the price to beat fuel factor based on application of the Texas Utility Commission's price to beat rule. On July 15, 2002, the Texas Utility Commission issued an order delaying the Company's request as well as the request of each of the other four affiliated retail electric providers requesting adjustments to the price to beat fuel factors and remanded the cases to the administrative law judges requesting additional information in order to validate the Texas Utility Commission's rule. On July 24, 2002, the Company filed a request in the Travis County District Court that the Court declare that the Texas Utility Commission must apply its current rules to the Company's request and grant the fuel factor adjustment in accordance with the formula in the rule that the Texas Utility Commission had already approved. The other four affiliated retail electric providers also filed similar requests with the Travis County District Court. The Court issued an order on August 9, 2002 agreeing with the Company that the Texas Utility Commission must follow the existing rules that govern the adjustment of the price to beat fuel factor. Unless the Texas Utility Commission convenes a special meeting, the earliest a new price to beat could go into effect would be after August 23, 2002, the date of the Texas Utility Commission's next normally scheduled meeting.

(14) REPORTABLE SEGMENTS

    The Company's determination of reportable segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers. The Company has identified the following reportable segments:
Wholesale Energy, European Energy, Retail Energy and Other Operations. For descriptions of these financial reporting segments, see Note 1 to the Reliant Resources 10-K/A Notes. There were no material inter-segment revenues during the three and six months ended June 30, 2001 and 2002.

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

    Financial data for business segments are as follows:


                                       FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                     -------------------------------------------
                                       REVENUES       OPERATING
                                        FROM            INCOME
                                    NON-AFFILIATES      (LOSS)             EBIT
                                    --------------    ----------          ------
                                                     (IN MILLIONS)
Wholesale Energy ...............        $7,660           $ 297            $ 298
European Energy ................           276               9               62
Retail Energy ..................            36              (3)              (2)
Other Operations ...............             3             (10)              (5)
                                        ------           -----            -----
Consolidated ...................        $7,975           $ 293            $ 353
                                        ======           =====            =====

                                       FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                      ------------------------------------------
                                        REVENUES
                                          FROM          OPERATING
                                      NON-AFFILIATES      INCOME           EBIT
                                      --------------    ----------        ------
                                                       (IN MILLIONS)
Wholesale Energy .................        $6,495            $ 23           $ 31
European Energy ..................           641             103            105
Retail Energy ....................         1,425             205            205
Other Operations .................            --               2              3
                                          ------            ----           ----
Consolidated .....................        $8,561            $333           $344
                                          ======            ====           ====

    Reconciliation of Operating Income to EBIT and EBIT to Net Income:

                                                            FOR THE THREE MONTHS ENDED
                                                                     JUNE 30,
                                                            --------------------------
                                                                2001         2002
                                                               -------      ------
                                                                  (IN MILLIONS)
Operating income ...........................................    $ 293       $ 333
Gains from investments, net ................................        4           2
Income of equity investment of unconsolidated subsidiaries..       52           6
Other income, net ..........................................        4           3
                                                                -----       -----
EBIT .......................................................      353         344
Interest expense ...........................................      (19)        (67)
Interest income ............................................        4           4
Interest income -- affiliated companies ....................       11           2
                                                                -----       -----
Income before income taxes .................................      349         283
Income tax expense .........................................      120         105
                                                                -----       -----
Net income .................................................    $ 229       $ 178
                                                                =====       =====

                          FOR THE SIX MONTHS ENDED JUNE 30, 2001         AS OF
                          --------------------------------------      DECEMBER 31,
                            REVENUES     OPERATING                       2001
                             FROM         INCOME                      ------------
                         NON-AFFILIATES   (LOSS)         EBIT         TOTAL ASSETS
                         --------------  ---------     ---------      ------------
                                              (IN MILLIONS)
Wholesale Energy ........   $16,020        $ 513         $ 527         $  8,290
European Energy .........       524           28            83            3,380
Retail Energy ...........        63           (7)           (5)             391
Other Operations ........         6         (127)         (115)             599
Eliminations ............        --           --            --             (368)
                            -------        -----         -----         --------
Consolidated ............   $16,613        $ 407         $ 490         $ 12,292
                            =======        =====         =====         ========

                          FOR THE SIX MONTHS ENDED JUNE 30, 2002         AS OF
                         ---------------------------------------        JUNE 30,
                            REVENUES     OPERATING                        2002
                             FROM         INCOME                      ------------
                         NON-AFFILIATES   (LOSS)         EBIT         TOTAL ASSETS
                         --------------  ---------     ---------      ------------
                                              (IN MILLIONS)
Wholesale Energy ........   $12,009        $ 130         $ 145         $ 14,195
European Energy .........     1,176          119           123            3,561
Retail Energy ...........     2,404          254           254            1,754
Other Operations ........         2           (4)           (5)             474
Eliminations ............        --           --            --             (353)
                            -------        -----         -----         --------
Consolidated ............   $15,591        $ 499         $ 517         $ 19,631
                            =======        =====         =====         ========

    Reconciliation of Operating Income to EBIT and EBIT to Net Income:

                                                                 FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,
                                                               ----------------------
                                                                  2001          2002
                                                                  ----          -----
                                                                    (IN MILLIONS)
Operating income ............................................     $ 407         $ 499
Gains from investments, net .................................        11             4
Income of equity investment of unconsolidated subsidiaries ..        65            10
Other income, net ...........................................         7             4
                                                                  -----         -----
EBIT ........................................................       490           517
Interest expense ............................................       (44)         (106)
Interest income .............................................        15             8
Interest (expense)/income -- affiliated companies ...........        (3)            4
                                                                  -----         -----
Income before income taxes and cumulative effect of
  accounting change .........................................       458           423
Income tax expense ..........................................       151           148
Cumulative effect of accounting change ......................         3            --
                                                                  -----         -----
Net income ..................................................     $ 310         $ 275
                                                                  =====         =====

(15) SUBSEQUENT EVENTS

(a) Sale of Receivables.

        In July 2002, the Company entered into an arrangement (Receivables Facility) with a financial institution to sell an undivided interest in accounts receivable from residential and small commercial retail electric customers under which, on an ongoing basis, a maximum of $250 million can be sold from a designated pool. The term of the Receivables Facility is one year and may be renewed at the Company's option and the option of the financial institutions participating in the Receivables Facility. The Company received net proceeds in an initial amount of $230 million. The amount of funding available to the Company under the Receivables Facility will fluctuate based on the amount of receivables available. The Receivables Facility may be increased to an amount greater than $250 million on a seasonal basis, subject to the availability of receivables and approval by the participating financial institutions. Pursuant to the Receivables Facility, the Company formed a qualified special purpose entity (QSPE), a bankruptcy remote subsidiary. The QSPE was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, will transfer receivables to the QSPE. The QSPE, in turn, will sell an undivided interest in these receivables to the participating financial institutions. The Company is not ultimately liable for any failure of payment of the obligors on the receivables. The Company has, however, guaranteed the obligations of the sellers and the servicer of the receivables under the related documents.

    The two-step transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140), and as a result the related receivables will be excluded from the Consolidated Balance Sheet. Costs associated with the sale of receivables, primarily the discount and loss on sale, will be included in other expense in the Company's Statement of Consolidated Income.

(b) Refinancing of Certain REPGB Debt.

        During July 2002, REPGB renewed its 364-day revolving credit facility for another year. The term of this facility is now scheduled to expire in July 2003. The amount of the credit facility was reduced from Euro 250 million (approximately $248 million) to Euro 184 million (approximately $182 million). An option was added that permits REPGB to utilize up to Euro 100 million of the facility for letters of credit. The revolving credit facility bears interest at the rate of EURIBOR plus a margin depending on REPGB's credit rating. As of August 9, 2002, the facility bears interest at an annual rate of 4.77%. The credit facility contains certain covenants and negative pledges that must be met by REPGB to borrow funds or obtain letters of credit, that require REPGB to, among other things, maintain a ratio of net balance sheet debt to the sum of net balance sheet debt and total equity of 0.60 to 1.00. These covenants are not anticipated to materially restrict the Company from borrowing funds or obtaining letters of credit, as applicable, under this facility.

(c) Credit Ratings.

    Credit ratings impact the Company's ability to obtain short- and long-term financing, the cost of such financing and the execution of its commercial strategies. As of August 9, 2002, the Company's credit ratings for its senior unsecured debt were as follows:

DATE ASSIGNED      RATING AGENCY              RATING
-------------      -------------              ------
July 31, 2002      Moody's(1)                 Ba3, review for potential downgrade
August 7, 2002     Fitch (2)                  BBB-, rating watch negative
July 31, 2002      Standard & Poor's(3)       BBB-, credit watch with negative
                                                    implications

------------
(1) On July 31, 2002, Moody's downgraded the issuer rating and bank loan ratings assigned to the Company to Ba3 from Baa3 and assigned a senior implied rating of Ba3. Moody's stated in its press release that the Company's downgrade reflects Moody's view that the Company's cash flow from operations is unpredictable relative to the Company's debt load and its financial flexibility is limited. Going forward, the review for downgrade will focus on: 1) the timing for stabilization of cash flow in the Company's Wholesale Energy segment; 2) the Company's ability to refinance its bank debt and the terms of such refinancings; 3) the resolution of various government investigations into trading improprieties, including round trip trades; and
    4) the Company's ability to execute its business plan including the implementation of cost cutting measures.

(2) On August 7, 2002, Fitch downgraded the Company's senior unsecured debt rating to BBB- from BBB. The ratings remain on rating watch negative. The rating action reflects the Company's reduced financial flexibility and the substantial debt refinancing burden the Company faces over the next several months.

(3) On July 31, 2002, Standard & Poor's lowered the Company's corporate credit ratings and those of its rated subsidiaries to BBB- from BBB. The ratings remain on credit watch with negative implications. Standard & Poor's stated in its press release that the ratings action reflects the Company's downgrade by another rating agency to non-investment grade, and the increased collateral calls that will be triggered by this action.

    The Company cannot assure that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered again. The Company notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised or withdrawn at any time by such rating agency. Each rating should be evaluated independently of any other rating. Any future incremental reduction or withdrawal of one or more of the Company's credit ratings could have an additional material adverse impact on its ability to access capital on acceptable terms, including its ability to refinance debt obligations as they mature. The Company's financial and operational flexibility is likely to be reduced as a result of more restrictive covenants, the requirement for security and other terms that are typically imposed on split-rated or sub-investment grade borrowers.

    The Company has commercial arrangements that have been adversely impacted by its recent downgrade to sub-investment grade by Moody's. The Company also has numerous commercial arrangements that would be further adversely impacted in the event of any downgrades to sub-investment grade by Fitch or Standard & Poor's. These commercial arrangements primarily include: (a) commercial contracts and/or guarantees related to the Company's wholesale and retail trading, marketing, risk management and hedging activities; (b) certain Texas Utility Commission requirements related to the credit strength of retail electric providers in the State of Texas; and (c) surety bonds and contractual obligations related to the development and construction or refurbishment of power plants and related facilities.

    In most cases, the consequences of ratings downgrades are limited to the requirement by the Company's counterparties that the Company provides credit support to the counterparties in the form of a pledge of cash collateral, a letter of credit or other similar credit support. In some instances, if the Company's credit ratings decline below certain credit rating thresholds, its trading partners and other commercial counterparties may refuse to trade with the Company or trade only on terms less favorable to the Company. In addition, certain of the Company's retail electricity contracts with large commercial, industrial and institutional customers of the Retail Energy segment provide the customers the ability to terminate their contract early if the Company's unsecured debt ratings fall below investment grade or if its investment grade ratings are withdrawn entirely by a rating agency.

    The Company is working with its various commercial counterparties so as to minimize their possible demands for credit support and in order to minimize the disruption to the Company's normal commercial activities. In addition, the Company has been working with many counterparties to reduce the magnitude of the collateral the Company must post in support of its obligations to such counterparties.

     As of August 9, 2002, the Company has posted cash collateral and letters of credit in support of various obligations in the amount of $263 million and $350 million, respectively. These relate primarily to commercial activities in the Company's wholesale and retail businesses. The Company expects these collateral requirements to grow, and, in the event that Standard & Poor's were to reduce the credit rating of the Company to below investment grade, management estimates that the Company would post additional credit support (cash and letters of credit) of up to approximately $570 million over time, excluding the effects of commodity price volatility. As of August 9, 2002, the Company had $1.2 billion in unrestricted available cash and short-term investments and $18.8 million available under committed corporate credit facilities of the Company. These amounts are available to meet the possible future requirements for credit support related to the Company's credit ratings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       EFFECTS OF RESTATEMENT ON THE INTERIM FINANCIAL STATEMENTS FOR THE
                    THREE AND SIX MONTHS ENDED JUNE 30, 2001

    As more fully described in Note 1 to the Reliant Resources 10-K/A Notes, on May 9, 2002, we determined that we had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the sole objective of increasing volumes. We commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees of each of the Board of Directors of Reliant Resources and Reliant Energy, Incorporated (Reliant Energy), a diversified international energy services and energy delivery company that owns approximately 83% of Reliant Resources outstanding common stock, (Audit Committees) also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.

    We report all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both our revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e., they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on our reported cash flows, operating income or net income.

    Based on our review, we determined that we engaged in such round trip trades in 1999, 2000 and 2001. The results of the Audit Committees' investigation were consistent with the results of our review. The round trip trades were for 20 million megawatt hours (MWh) of power and 41 MWh of power and 46 billion cubic feet (Bcf) of natural gas and 46 Bcf of natural gas for the three and six months ended June 30, 2001, respectively.

    These transactions, referred to above, collectively had the effect of increasing revenues, fuel and cost of gas sold expense and purchased power expense by $1.4 billion, $131 million and $1.3 billion, respectively, for the three months ended June 30, 2001 and by $2.6 billion, $131 million and $2.5 billion, respectively, for the six months ended June 30, 2001.

    In the course of our review, we also identified and determined that we should record on a net basis several transactions for energy related services (not involving round trip trades) that totaled $17 million and $19 million for the three and six months ended June 30, 2001, respectively. These transactions were originally recorded on a gross basis.

    In addition, during the May 2001 through September 2001 time frame, we entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (four structured transactions). The four structured transactions were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. Each series of contracts in a structure were executed with the same counterparty. The contracts in each structure were offsetting in the aggregate in terms of physical attributes. The transactions that settled during the three and six months ended June 30, 2001 were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $323 million of revenues, $161 million in fuel and cost of gas sold and $162 million of purchased power expense being recognized in each period. Having further reviewed the transactions, we now believe these transactions should have been accounted for on a net basis.

    The consolidated financial statements for the three and six months ended June 30, 2001 have been restated from amounts previously reported to reflect the transactions discussed above on a net basis. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement on our interim financial statements are set forth in Note 1 to our Interim Financial Statements.

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

    On February 19, 2002, we acquired all of the outstanding shares of common stock of Orion Power Holdings, Inc. (Orion Power) for $26.80 per share in cash for an aggregate purchase price of $2.9 billion. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). For additional information regarding our acquisition of Orion Power, please read Note 5 to our Interim Financial Statements.

    In May 2001, we offered 59.8 million shares of our common stock to the public at an initial public offering (IPO) price of $30 per share and received net proceeds of $1.7 billion. Pursuant to the master separation agreement between Reliant Resources and Reliant Energy (Master Separation Agreement), we used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. As part of its business separation plan, Reliant Energy has publicly disclosed that it intends to restructure its corporate organization into a public utility holding company structure (Reorganization) by August 31, 2002 and to distribute, subject to further corporate approvals, market and other conditions, all of the shares of Reliant Resources common stock that it owns to its shareholders (Distribution) early in the fall of 2002. In December 2001, Reliant Energy's shareholders voted to approve the merger required for the holding company reorganization. Reliant Energy has publicly disclosed its goal to complete the Reorganization and subsequent Distribution as quickly as possible after all the necessary conditions are fulfilled. In July 2002, Reliant Energy received an order from the Securities and Exchange Commission (SEC) granting the required approvals under the Public Utility Holding Company Act of 1935 (1935 Act) to adopt a new holding company structure and allow it to complete the Distribution. Also in July 2002, Reliant Energy received a supplemental ruling from the IRS which confirms that the Distribution will be tax-free to Reliant Energy and its shareholders. There can be no assurances that the Distribution will be completed as described or within the time period outlined above.

    We may experience changes in our cost structure, funding and operations as a result of our separation from Reliant Energy, including increased costs associated with reduced economies of scale, and increased costs associated with being a publicly traded, independent company. We cannot currently predict, with any certainty, the actual amount of increased costs we may incur, if any.

    The following table provides summary data regarding our consolidated results of operations for the three and six months ended June 30, 2001 and 2002.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                        THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                        ---------------------------  -------------------------
                                              2001         2002         2001         2002
                                             ------      -------       -------      --------
                                                              (IN MILLIONS)
Operating Revenues .......................   $7,975      $ 8,561       $16,613      $ 15,591
Operating Expenses .......................    7,682        8,228        16,206        15,092
                                             ------      -------       -------      --------
Operating Income .........................      293          333           407           499
Other Income (Expense), net ..............       56          (50)           51           (76)
Income Tax Expense .......................      120          105           151           148
                                             ------      -------       -------      --------
Income Before Cumulative Effect of
  Accounting Change ......................      229          178           307           275
Cumulative Effect of Accounting Change,
  net of tax .............................       --           --             3            --
                                             ------      -------       -------      --------
Net Income ...............................   $  229      $   178       $   310      $    275
                                             ======      =======       =======      ========
Basic Earnings Per Share .................     0.83         0.62          1.20          0.95
                                             ======      =======       =======      ========
Diluted Earnings Per Share ...............     0.82         0.61          1.20          0.95
                                             ======      =======       =======      ========


Three months ended June 30, 2001 compared to three months ended June 30, 2002

        Net Income. We reported consolidated net income of $229 million ($0.82 per diluted share) for the three months ended June 30, 2001 compared to $178 million ($0.61 per diluted share) for the three months ended June 30, 2002. The decrease in earnings was primarily due to the following:

        - a $267 million decrease in earnings before interest and income taxes (EBIT) from our Wholesale Energy segment; and

        -      a $57 million increase in net interest expense.

        The above items were partially offset by:

        -      a $207 million increase in EBIT from our Retail Energy segment;
               and

        -      a $43 million increase in EBIT from our European Energy segment.

        Earnings before Interest and Income Taxes. For an explanation of changes in EBIT, please read the discussion below under "-- Earnings Before Interest and Income Taxes by Business Segment."

        Interest Expense. We incurred net interest expense of $4 million during the three months ended June 30, 2001 compared to $61 million in the same period of 2002. The increase in net interest expense of $57 million in 2002 as compared to 2001 resulted primarily from a $48 million increase in interest expense to third parties, net of interest expense capitalized on projects, primarily as a result of higher levels of borrowings related to the acquisition of Orion Power in February 2002 and a $9 million decrease in interest income from affiliated companies as a result of decreased excess cash being invested with a subsidiary of Reliant Energy during the three months ended June 30, 2002 as compared to the same period in 2001.

    Income Tax Expense. During the three months ended June 30, 2001 and 2002, our effective tax rate was 34% and 37%, respectively. The increase in the effective tax rate from three months ended June 30, 2001 compared to the three months ended June 30, 2002 was primarily due to the expiration of the Dutch tax holiday related to the earnings of REPGB and an adjustment to the European Energy segment's effective tax rate in the second quarter of 2002, partially offset by the utilization of a valuation allowance by our Canadian operations in 2002 and a decrease in state income taxes. In 2001, the earnings of REPGB were subject to a zero percent Dutch corporate income tax rate as a result of the Dutch tax holiday related to the Dutch electricity industry. In 2002, European Energy's earnings in the Netherlands is subject to the standard Dutch corporate income tax rate, which is currently 34.5%.

Six months ended June 30, 2001 compared to six months ended June 30, 2002

        Net Income. We reported consolidated net income of $310 million ($1.20 per share) for the six months ended June 30, 2001 compared to $275 million ($0.95 per share) for the six months ended June 30, 2002. The 2001 results included a cumulative effect of accounting change of $3 million, net of tax, related to the adoption of Statement of

Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended. For additional discussion of the adoption of SFAS No. 133, please read Note 6 to the Reliant Resources 10-K/A Notes which is incorporated by reference herein. The decrease in earnings was primarily due to the following:

    -    a $382 million decrease in EBIT from our Wholesale Energy segment; and

    -    a $62 million increase in net interest expense.

    The above items were partially offset by:

    -    a $259 million increase in EBIT from our Retail Energy segment;

    -    a $40 million increase in EBIT from our European Energy segment; and

    - a $100 million pre-tax, non-cash charge incurred in the first quarter of 2001 relating to the redesign of some of Reliant Energy's benefit plans in anticipation of our separation from Reliant Energy.

    Earnings before Interest and Income Taxes. For an explanation of changes in EBIT, please read the discussion below under "-- Earnings Before Interest and Income Taxes by Business Segment."

    Interest Expense. We incurred net interest expense of $32 million during the six months ended June 30, 2001 compared to $94 million in the same period of 2002. The increase in net interest expense of $62 million in 2002 as compared to 2001 resulted primarily from a $62 million increase in interest expense to third parties, net of interest expense capitalized on projects, primarily as a result of higher levels of borrowings related to the acquisition of Orion Power in February 2002 and a $7 million decrease in interest income as a result of decreased margin deposits on energy trading and hedging activities. This increase was partially offset by a $7 million decrease in interest expense on debt owed to affiliated companies in the first six months of 2002 as compared to the first six months of 2001, primarily due to the conversion into equity of $1.7 billion of debt owed to Reliant Energy and its subsidiaries in connection with the completion of the IPO in May 2001, and increased interest income in the six months ended June 30, 2002 from the advancement of excess cash to a subsidiary of Reliant Energy.

    Income Tax Expense. During the six months ended June 30, 2001 and 2002, our effective tax rate was 33% and 35%, respectively. The increase in the effective tax rate from six months ended June 30, 2001 compared to the six months ended June 30, 2002 was primarily due to the expiration of the Dutch tax holiday related to the earnings of REPGB, partially offset by a decrease in state income taxes.

    As discussed in Note 13(f) to the Reliant Resources 10-K/A Notes which is incorporated by reference herein, and Note 11(d) to our Interim Financial Statements, the Dutch parliament has adopted legislation allocating to the Dutch generation sector, including REPGB, financial responsibility for certain stranded costs and other liabilities incurred by NEA prior to the deregulation of the Dutch wholesale market. These obligations include NEA's obligations under an out-of-market gas supply contract and three out-of-market electricity contracts. REPGB's allocated share of these liabilities is 22.5%. As a result, we recorded a net stranded cost liability of $369 million and a related deferred tax asset of $127 million at December 31, 2001 for our statutorily allocated share of these gas supply and electricity contracts. Prior to the second quarter of 2002, we believed that the costs incurred by REPGB subsequent to the tax holiday ending in 2001 related to these contracts would be deductible for Dutch tax purposes. However, due to uncertainties related to the deductibility of these costs, we recorded an offsetting liability in other liabilities in our consolidated financial statements of $127 million as of December 31, 2001. We now believe, based upon discussions with the Dutch tax authorities, obtaining a tax deduction for these costs will require litigation in the Netherlands, and accordingly, we reversed both the deferred tax assets and related liability in the second quarter of 2002.

          EARNINGS BEFORE INTEREST AND INCOME TAXES BY BUSINESS SEGMENT

    The following table presents EBIT for each of our business segments for the three and six months ended June 30, 2001 and 2002. EBIT represents earnings
(loss) before interest expense, interest income and income taxes. EBIT, as defined, is shown because it is a widely accepted measure of financial performance used by some analysts and investors to analyze and compare companies on the basis of operating performance. It is not defined under accounting principles generally accepted in the United States of America (GAAP), and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Additionally, our computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion. For a reconciliation of our operating income to EBIT and EBIT to net income, please read Note 14 to our Interim Financial Statements.

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                    ------------------       ------------------
                                      2001        2002        2001         2002
                                     -----        ----       -----        -----
                                                   (IN MILLIONS)
Wholesale Energy ..................  $ 298        $ 31       $ 527        $ 145
European Energy ...................     62         105          83          123
Retail Energy .....................     (2)        205          (5)         254
Other Operations ..................     (5)          3        (115)          (5)
                                     -----        ----       -----        -----
      Total Consolidated ..........  $ 353        $344       $ 490        $ 517
                                     =====        ====       =====        =====

WHOLESALE ENERGY

    Wholesale Energy includes our non-regulated power generation operations in the United States and our wholesale energy trading, marketing, origination and risk management operations in North America. Trading and marketing purchases fuel to supply existing generation assets, sells the electricity produced by these assets, and manages the day-to-day trading and dispatch associated with these portfolios.

    We are in the process of evaluating our trading, marketing, power origination and risk management services strategies. In the future, we may reduce our trading, marketing and origination activities, which would likely result in a corresponding decrease in earnings and cash flows.

    For information regarding factors that may affect the future results of operations of Wholesale Energy, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings --- Factors Affecting the Results of Our Wholesale Energy Operations" in the Reliant Resources Form 10-K/A, which is incorporated herein by reference.

    The following table provides summary data, including EBIT, of Wholesale Energy for the three and six months ended June 30, 2001 and 2002.

                                                             WHOLESALE ENERGY
                                            ------------------------------------------------------
                                            THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                            ---------------------------  -------------------------
                                                  2001         2002         2001          2002
                                                -------      -------      --------      --------
                                                                (IN MILLIONS)
Operating Revenues ..........................   $ 7,660      $ 6,495      $ 16,020      $ 12,009
Operating Expenses:
  Fuel and Cost of Gas Sold .................     3,952        3,990         9,606         6,543
  Purchased Power ...........................     3,239        2,141         5,553         4,775
  Operation and Maintenance .................        86          143           157           246
  General, Administrative and Development ...        66          115           130           182
  Depreciation and Amortization .............        20           83            61           133
                                                -------      -------      --------      --------
   Total Operating Expenses .................     7,363        6,472        15,507        11,879
                                                -------      -------      --------      --------
Operating Income ............................       297           23           513           130
                                                -------      -------      --------      --------
Other Income:
Income of equity investment of
  unconsolidated subsidiaries ...............         1            6            14            10
Gains from investments ......................        --            1            --            --
Other, net ..................................        --            1            --             5
                                                -------      -------      --------      --------
Earnings Before Interest and Income Taxes ...   $   298      $    31      $    527      $    145
                                                =======      =======      ========      ========
Operations Data:
  Electricity Wholesale Power Sales
   (in thousand MWh(1)) .....................    61,267       74,830       114,478       166,303
  Natural Gas Sales (in Bcf(2)) .............       720        1,077         1,444         2,028

--------------
(1) Million megawatt hours.

(2) Billion cubic feet.

    Wholesale Energy's EBIT decreased by $267 million for the three months ended June 30, 2002 compared to the same period in 2001. The decline in EBIT is primarily due to decreases in gross margin (revenues less fuel and cost of gas sold and purchased power), and increases in operating expenses both of which are discussed, in detail below. In addition, Wholesale Energy's EBIT was impacted by a $34 million reserve recorded during the three months ended June 30, 2002 for refunds owed by the Company as a result of a May 15, 2002 Federal Energy Regulatory Commission (FERC) order which revised the methodology for calculating refunds for California energy sales. During the same period in 2001, Wholesale Energy recorded a $15 million reserve related to an earlier FERC order.

    Wholesale Energy's EBIT decreased by $382 million for the six months ended June 30, 2002 compared to the same period in 2001. The decrease in EBIT is primarily due to decreases in gross margin, increases in operating expenses, and recording of a reserve for potential refunds in the second quarter of 2002, as discussed above. These decreases in EBIT were partially offset by changes in the credit provisions related to energy sales in California. In the six months ended June 30, 2002, $38 million of a previously accrued credit provision for energy sales in California was reversed. The reversal resulted from collections of outstanding receivables during the period coupled with a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the California Power Exchange. In addition, during the six months ended June 30, 2001, Wholesale Energy recorded a $34 million credit provision against receivable balances related to energy sales in the West and a $15 million reserve for refunds, as discussed above.

    Wholesale Energy's revenues decreased by $1.2 billion (15%) in the three months ended June 30, 2002 compared to the same periods in 2001. The decreased revenues were primarily due to decreased prices for natural gas sales (approximately $1.7 billion) and decreased prices for power sales (approximately $2.2 billion) compared to the same period in 2001. These decreases in prices were partially offset by increased volumes for natural gas and power of sales approximately $1.8 billion and $0.9 billion, respectively. Wholesale Energy's fuel and cost of gas sold and purchased power decreased by $1.1 billion in the three months ended June 30, 2002, largely due to decreased prices for natural gas and purchased power compared to the same period in 2001. These decreases in fuel and cost of gas sold and purchased power were partially offset by increased volumes for natural gas and purchased power, and increased fuel expense due to a 171% increase in power generation sales volumes largely due to the Orion Power acquisition that closed in February 2002.

    Wholesale Energy's revenues decreased by $4.0 billion (25%) in the six months ended June 30, 2002 compared to the same period in 2001. The decreased revenues were primarily due to decreased prices for natural gas sales (approximately $6.3 billion) and decreased prices for power sales (approximately $4.6 billion) compared to 2001. These decreases in revenues were partially offset by increased volumes for natural gas and power sales of approximately $3.6 billion and $3.2 billion, respectively. Wholesale Energy's fuel and cost of gas sold and purchased power decreased by $3.8 billion in the six months ended June 30, 2002, largely due to the same factors discussed above.

    Wholesale Energy's gross margin decreased by $105 million in the three months ended June 30, 2002 compared to the same period in 2001. This decrease was primarily due to lower margins from both our power generation operations and our trading and marketing activities, and a $19 million increase in reserves related to potential refunds related to energy sales in the West in the second quarter 2002 as compared to the same period in 2001 as discussed above. Margins on power sales from our generation facilities, decreased by $193 million partially offset by $177 million from the Orion Power acquisition that closed in February 2002. Wholesale Energy's gross margin for the three months ended June 30, 2001 benefited from favorable conditions in the West caused by a combination of factors including reduction in available hydroelectric generation resources, increased demand, and decreased electric imports. The absence of these market conditions over the same period in 2002 resulted in a 65% decrease in prices and 58% decrease in volumes for power sales in the West. Trading and marketing gross margins decreased $70 million from $119 million in the three months ended June 30, 2001 to $49 million in the three months ended June 30, 2002 compared to the same period in 2001, primarily as a result of higher natural gas and power volatility levels in the three months ended June 30, 2001 provided for greater trading opportunities compared to the three months ended June 30, 2002, particularly in the West.

    Wholesale Energy's gross margin decreased by $170 million in the six months ended June 30, 2002 compared to the same period in 2001. This decrease was primarily due to lower margins from both our power generation operations and our trading and marketing activities, and a $19 million increase in reserves related to potential refunds related to energy sales in the West, as discussed above. These factors were partially offset by a $72 million change in the credit provision for California energy sales, as discussed above. Margins on power sales from our generation facilities decreased by $353 million. This decrease was partially offset by $264 million of margins on power sales from the Orion Power acquisition that closed in February 2002. Trading and marketing gross margins decreased $134 million from $231 million in the six months ended June 30, 2001 to $97 million in the six months ended June 30, 2002 compared to the same period in 2001 primarily as a result of higher natural gas and power volatility levels in the six months ended June 30, 2001 which provided for greater trading opportunities compared to the six months ended June 30, 2002.

    The following table provides further summary data regarding gross margins by commodity of Wholesale Energy for the three and six months ended June 30, 2001 and 2002.

                                                  WHOLESALE ENERGY
                                    --------------------------------------------
                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                    -------------------     --------------------
                                     2001        2002        2001         2002
                                    ------      ------      -------      -------
                                                  (IN MILLIONS)
Gas revenues ...................... $3,708      $3,859      $ 8,997      $ 6,341
Power revenues ....................  3,928       2,620        6,983        5,648
Other commodity revenues ..........     24          16           40           20
                                    ------      ------      -------      -------
  Total revenues ..................  7,660       6,495       16,020       12,009
                                    ------      ------      -------      -------
Cost of gas sold ..................  3,628       3,809        8,838        6,238
Fuel and purchased power ..........  3,545       2,310        6,294        5,063
Other commodity costs .............     18          12           27           17
                                    ------      ------      -------      -------
  Total cost of sales .............  7,191       6,131       15,159       11,318
                                    ------      ------      -------      -------
  Gross margin .................... $  469      $  364      $   861      $   691
                                    ======      ======      =======      =======

    Operation and maintenance expenses for Wholesale Energy increased $57 million in the three months ended June 30, 2002 compared to the same period in 2001, primarily due to $62 million of operation and maintenance expenses of our Orion Power generating plants acquired in February 2002. General, administrative and development expenses increased $49 million in the three months ended June 30, 2002 compared to the same period in 2001, primarily due to higher administrative costs to support growing wholesale commercial activities, including Orion Power, and increased expenses related to development activities of $28 million, which includes write-offs of $17 million in previously capitalized costs related to projects that have been terminated.

    Operation and maintenance expenses for Wholesale Energy increased $89 million in the six months ended June 30, 2002 compared to the same period in 2001, primarily due to $95 million of operation and maintenance expenses of our Orion Power generating plants. General, administrative and development expenses increased $52 million in the six months ended June 30, 2002 compared to the same period in 2001, primarily due to higher administrative costs to support growing wholesale commercial activities, including Orion Power, and increased expenses related to development activities of $26 million, which includes write-offs of $17 million as discussed above.

    Depreciation and amortization expense increased by $63 million in the three months ended June 30, 2002 compared to the same period in 2001 primarily as a result of depreciation expense related to our Orion Power plants, and other generating plants placed into service during the second half of 2001 and a $15 million write-off of a plant which we expect to close during the third quarter of 2002. For the three months ended June 30, 2001, Wholesale Energy recorded $1 million in amortization expense related to goodwill. For information regarding the cessation of goodwill amortization, please read Note 2(q) to the Reliant Resources 10-K/A Notes, which is incorporated by reference herein, and Note 6 to our Interim Financial Statements.

    Depreciation and amortization expense increased by $72 million in the six months ended June 30, 2002 compared to the same period in 2001 primarily as a result of depreciation expense related to our Orion Power plants, other generating plants placed into service during the second half of 2001 and the plant closure as discussed above, partially offset by a decrease in amortization of air emissions regulatory allowances of $20 million. For the six months ended June 30, 2001, Wholesale Energy recorded $2 million in amortization expense related to goodwill.

    Our Wholesale Energy segment reported income from equity investments for the three and six months ended June 30, 2002 of $6 million and $10 million, respectively, compared to $1 million and $14 million in the same periods in 2001, respectively. The equity income in both periods primarily resulted from an investment in an electric generation plant in Boulder City, Nevada. The equity income related to our investment in the plant increased during the three months ended June 30, 2002 compared to the same period in 2001, primarily due to the receipt of business interruption and other insurance claims totaling $12 million, partially offset by decreases in margins due to lower prices realized by the project company in 2002. The equity income related to our investment in the plant decreased during the six months ended June 30, 2002 compared to the same period in 2001, primarily due to decreases in margins as a result of lower prices realized by the project company in 2002, partially offset by the insurance claims received during the second quarter of 2002 as discussed above.

    For information regarding the reserves against receivables, FERC refund methodology and uncertainties in the California wholesale energy market, please read Notes 11(a) and 11(c) to our Interim Financial Statements.

EUROPEAN ENERGY

    European Energy generates and sells power from its generation facilities in the Netherlands and participates in the emerging wholesale energy trading and power origination industry in Northwest Europe.

    We are in the process of evaluating our trading and power origination strategies in Europe. In the future, we may reduce our trading and origination activities in order to concentrate on our core power generation asset position in the Netherlands.

    For additional information regarding factors that may affect the future results of operations of European Energy, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of Our European Energy Operations" in the Reliant Resources Form 10-K/A, which is incorporated herein by reference.

    The following table provides summary data, including EBIT, of European Energy for the three and six months ended June 30, 2001 and 2002.

                                                        EUROPEAN ENERGY
                                            ----------------------------------------
                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                             -------------------   -----------------
                                                2001      2002      2001      2002
                                                ----      ----      ----      ------
                                                          (IN MILLIONS)
Operating Revenues ..........................   $276      $641      $524      $1,176
Operating Expenses:
  Fuel ......................................    102       107       203         187
  Purchased Power ...........................    116       381       197         772
  Operation and Maintenance .................     19        32        38          63
  General, Administrative and Development ...     11         4        20           8
  Depreciation and Amortization .............     19        14        38          27
                                                ----      ----      ----      ------
   Total Operating Expenses .................    267       538       496       1,057
                                                ----      ----      ----      ------
Operating Income ............................      9       103        28         119
                                                ----      ----      ----      ------
Other Income:
Income of equity investment of
  unconsolidated subsidiaries ...............     51        --        51          --
Other, net ..................................      2         2         4           4
                                                ----      ----      ----      ------
Earnings Before Interest and Income Taxes ...   $ 62      $105      $ 83      $  123
                                                ====      ====      ====      ======

Electricity (in thousand MWh):
  Wholesale Sales.........................     3,743     4,376     7,308       8,941
  Trading Sales...........................     5,936    19,474     8,954      34,553

    European Energy's EBIT increased $43 million and $40 million for the three and six months ended June 30, 2002 compared to the same periods in 2001 due to changes in gross margins (revenues less fuel and purchased power) as explained below. During the three months ended June 30, 2002, European Energy recognized a one-time $109 million gain resulting from the amendment of our stranded cost electricity supply contracts which is recorded as a reduction in power expense and is included in gross margins. For additional discussion regarding the amendment of these contracts please read Note 11(d) to our Interim Financial Statements.

    European Energy's operating revenues increased $365 million for the three months ended June 30, 2002 compared to the same period in 2001. Approximately $345 million of the increase was attributable to increased trading volumes associated with our participation in the Dutch, German, Austrian, United Kingdom and Nordic power markets, and to a lesser extent, the increase was due to a 17% increase in volume of electric generation sales representing an approximate $11 million net increase in sales in the second quarter of 2002 as compared to the same period in 2001. The increase in electric sales revenues as a result of increased sales volumes was partially offset by decreases in power prices of approximately 7% in the second quarter of 2002 as compared to the same period in

2001. The overall increases were also partially offset by the impact of a $30 million efficiency and energy payment received during the second quarter of 2001 from NEA, which was the coordinating body for the Dutch electric generating sector prior to wholesale competition. Also contributing to the increase in operating revenues was a favorable foreign exchange effect of approximately $40 million.

    European Energy's operating revenues increased $652 million for the six months ended June 30, 2002 compared to the same period in 2001. Revenues derived from trading volumes associated with our participation in the Dutch, German, Austrian, United Kingdom and Nordic power markets, increased approximately $678 million. In addition, and to a lesser extent, the increase in revenues was due to a 22% increase in volume of electric generation sales representing an approximate $24 million net increase in sales for the six months ended June 30, 2002 compared to the same period in 2001. The increase in electric sales revenues as a result of increased sales volume was partially offset by decreases in power prices that decreased approximately 10% in the six months ended June 30, 2002 as compared to the same period in 2001. The overall increases were also offset by a $30 million efficiency and energy payment received during the second quarter of 2001 from NEA as described above. In addition, ancillary services revenues decreased approximately $7 million period on period. This overall increase in operating revenues was impacted by an unfavorable foreign exchange effect of approximately $13 million.

    Fuel and purchased power costs increased $270 million for the three months ended June 30, 2002 compared to the same period in 2001 primarily due to a $343 million increase in purchased power for trading activities associated with the growth in our trading business. Offsetting the increase was a one-time $109 million gain recognized as a result of the amendment of our stranded cost electricity supply contracts which is recorded as a reduction of purchased power expense. For additional discussion regarding the amendment of these contracts please read Note 11(d) to our Interim Financial Statements. The overall increase in fuel and purchased power was impacted by an unfavorable foreign exchange effect of approximately $37 million.

    Fuel and purchased power costs increased $559 million for the six month period ending June 30, 2002 compared to the same period in 2001 primarily due to a $693 million increase in purchased power for trading activities associated with the growth in our trading business. Offsetting this increase was a one-time $109 million gain as discussed above and a net $16 million gain related to changes in the valuation of certain out-of-market contracts in the first six months of 2002 recorded in fuel expense. For further discussion of these out-of-market contracts, please read Notes 6 and 13(f) to the Reliant Resources 10-K/A Notes and Note 11(d) to our Interim Financial Statements. The overall increase in fuel and purchased power was impacted by a favorable foreign exchange effect of approximately $11 million.

    Gross margin increased $95 million for the three months ended June 30, 2002 compared to the same period in 2001 primarily due to (a) the one-time $109 million gain discussed above, (b) a $2 million increase in trading and power origination gross margins which increased from $2 million for the three months ended June 30, 2001 to $4 million for the same period in 2002 due to an increase in power trading volumes and trading origination transactions, and (c) a $15 million increase in plant margins due to increases in electric sales volumes and decreased fuel prices. Offsetting the above increases was a $30 million efficiency and energy payment received during the second quarter of 2001 from NEA. In addition, in the three months ended June 30, 2002, a net $3 million loss was recognized related to changes in the valuation of certain out-of-market contracts.

    Gross margin increased $93 million for the six months ended June 30, 2002 compared to the same period in 2001 primarily due to (a) the one-time $109 million gain discussed above, (b) the $16 million net gain recognized in fuel expense discussed above, (c) a $4 million increase in trading and power origination gross margins which increased from $3 million for the six months ended June 30, 2001 to $7 million for the same period in 2002 due to an increase in power trading volumes and trading origination transactions, and (d) a $5 million increase in plant margins due to increases in electric sales volumes and decreased fuel prices. Offsetting these increases were the $30 million payment received during the second quarter of 2001 from NEA, and decreased margins on ancillary services of $4 million. Further offsetting the increase in gross margin were unscheduled plant outages at certain of our electric generating facilities in the first six months of 2002. We estimate that these unplanned outages resulted in a net decrease in gross margin of approximately $7 million.

    Operation and maintenance and general and administrative expenses increased by $6 million for the three months ended June 30, 2002 compared to the same period in 2001. The increase was primarily attributable to increased consulting fees and employee benefit expenses, as well as increased expenses associated with overall trading business growth, primarily stemming from our United Kingdom operations, which began in July 2001.

    Operation and maintenance and general and administrative expenses increased by $13 million for the six months ended June 30, 2002 compared to the same period in 2001. The increase was primarily attributable to the reasons discussed above plus increased environmental expenditures of $2 million, and reversal of a reserve for environmental tax subsidies receivable in 2001 of $4 million.

    Depreciation and amortization expenses decreased $5 million during the second quarter of 2002 compared to the same period in 2001 primarily due to the cessation of goodwill amortization effective January 1, 2002. During the three months ended June 30, 2001, European Energy recorded $6 million in amortization expense related to goodwill. For additional discussion regarding the cessation of goodwill amortization, please read Note 2(q) to Reliant Resources Form 10-K/A Notes and Note 6 to our Interim Financial Statements. This decrease was partially offset by an increase of $1 million in depreciation expense during the same period as a result of capital expenditures in late 2001 associated with our trading business.

    Depreciation and amortization expenses decreased $11 million for the six months ended June 30, 2002 compared to the same period in 2001 primarily due to the cessation of goodwill amortization effective January 1, 2002. During the six months ended June 30, 2001, European Energy recorded $13 million in amortization expense related to goodwill. This decrease was partially offset by an increase of $2 million in depreciation expense during the same period as a result of capital expenditures in late 2001 associated with our trading business.

    Other non-operating income decreased $51 million during the three and six months ended June 30, 2002 compared to the same periods in 2001 due to a $51 million gain recorded in the three months ended June 30, 2001, as equity income for the preacquisition gain contingency related to the acquisition of REPGB for the value of its equity investment in NEA. For further discussion of this gain, please read Note 13(f) to the Reliant Resources 10-K/A Notes and Note 11(d) to our Interim Financial Statements.

RETAIL ENERGY

    Our Retail Energy segment provides energy products and services to end-use customers, ranging from residential and small commercial customers to large commercial, industrial and institutional customers. In addition, Retail Energy provided billing, customer service, credit and collection and remittance services to Reliant Energy's regulated electric utility and two of its natural gas distribution divisions. The service agreement governing these services terminated on December 31, 2001. Retail Energy charged the regulated electric and natural gas utilities for these services at cost. We acquired approximately
1.7 million electric retail customers in the Houston metropolitan area when the Texas market opened to full competition in January 2002. During the first half of 2002, the Texas electric retail market was largely focused on the extensive efforts necessary to transition customers from the utilities to the affiliated retail electric providers.

    For additional information regarding factors that may affect the future results of operations of Retail Energy, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of Our Retail Energy Operations" in the Reliant Resources Form 10-K/A, which is incorporated herein by reference.

    The following table provides summary data, including EBIT, of Retail Energy for the three and six months ended June 30, 2001 and 2002.

                                                      RETAIL ENERGY
                                        -----------------------------------------
                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                        ------------------     ------------------
                                         2001        2002       2001       2002
                                         ----       ------      ----       ------
                                                       (IN MILLIONS)
Operating Revenues ..................... $ 36       $1,425      $ 63       $2,404
Operating Expenses:
  Purchased Power ......................   --        1,099        --        1,941
  Operation and Maintenance ............   22           62        42          105
  General and Administrative ...........   15           53        24           93
  Depreciation and Amortization ........    2            6         4           11
                                         ----       ------      ----       ------
   Total Operating Expenses ............   39        1,220        70        2,150
                                         ----       ------      ----       ------
Operating (Loss) Income ................   (3)         205        (7)         254
                                         ----       ------      ----       ------
Other Income, net ......................    1           --         2           --
                                         ----       ------      ----       ------
(Loss) Earnings Before Interest and
  Income Taxes ......................... $ (2)      $  205      $ (5)      $  254
                                         ====       ======      ====       ======
Operations Data
  Electric Sales (gigawatt-hours (GWh)):
   Residential..........................             5,294                  8,449
   Small commercial.....................             2,756                  6,043
   Large commercial, industrial and
     institutional......................             6,880                 11,275
                                                    ------                 ------
     Total..............................            14,930                 25,767
                                                    ======                 ======

  Customers as of June 30, 2002
   (in thousands, metered locations):
   Residential............................                                  1,440
   Small commercial.......................                                    213
   Large commercial, industrial and
     institutional........................                                     18
                                                                           ------
     Total................................                                  1,671
                                                                           ======

    Our Retail Energy segment's EBIT increased $207 million and $259 million in the three and six months ended June 30, 2002, respectively, compared to the same period in 2001. The increase in EBIT was primarily due to increased gross margins (revenues less purchased power) related to retail electric sales to residential, small commercial and large commercial, industrial and institutional customers resulting from full competition. The increases in gross margins were partially offset by increased operating expenses as further discussed below.

    Operating revenues increased $1.4 billion and $2.3 billion in the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001, due to revenues of $1.0 billion and $1.7 billion, respectively, from retail electric sales in the Texas retail market which opened to full competition in January 2002. Revenues related to the managing and optimizing of electric energy supply contributed approximately $395 million and $630 million, respectively, of the increase in revenues for the three and six months ended June 30, 2002 compared to the same periods in 2001. Purchased power expense increased $1.1 billion and $1.9 billion, respectively, for the three and six months ended June 30, 2002 due to costs of approximately $765 million and $1.4 billion, respectively, associated with the retail electric sales and $334 million and $568 million, respectively, associated with managing and optimizing of electric energy supply.

    Our Retail Energy segment's gross margins increased $290 million and $400 million in the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 primarily due to increased margins of $309 million and $438 million, respectively, from retail electric sales of which $237 million and $343 million, respectively, was increased gross margin for electric sales exclusive of contracted energy sales to large commercial, industrial and institutional customers. Contracted energy sales to large commercial, industrial and institutional customers are accounted for under the mark-to-market method of accounting, and are included in the margins mentioned above. These energy contracts are recorded at fair value in revenues upon contract execution. The net changes in their market values are recognized in the income statement in revenues in the period of the change. Realized gains and losses are included in operating revenues and operating expenses in the results of operations. During the three and six months ended June 30, 2002, the Retail Energy segment recognized $66 million and $77 million, respectively, of gross margins related to commercial, industrial and institutional energy contracts compared to $11 million and $15 million, respectively, in the same periods in 2001, respectively. Included in these margins are unrealized losses related to these contracts which were $13 million and $8 million in the three and six months ended June 30, 2002, respectively, compared to unrealized gains of $11 million and $15 million, respectively, in the same periods in 2001. For information regarding the accounting for contracted energy sales to large commercial, industrial and institutional customers, please read Note 2(d), which is incorporated by reference herein, and note 6 to the Reliant Resources 10-K/A Notes.

    In addition, in the three and six months ended June 30, 2001, $11 million and $24 million, respectively, of revenues were recorded for billing, customer service, credit and collection and remittance services charged to Reliant Energy's regulated electric utility and two of its natural gas distribution divisions. The associated costs are included in operation expenses and general and administrative expenses. The service agreement governing these services terminated on December 31, 2001.

    Operations and maintenance expenses and general and administrative expenses increased $78 million and $132 million in the three and six months ended June 30, 2002 compared to the same periods in 2001, respectively, primarily due to
(a) increased gross receipts taxes of $19 million and $33 million, respectively,
(b) personnel and employee related costs and other administrative costs of $47 million and $83 million, respectively, due to the Texas retail market opening to full competition in January 2002, (c) increased bad debt reserves of $14 million and $24 million, respectively, associated with increased retail electric sales and (d) increased marketing costs of $6 million and $9 million, respectively, due to the Texas retail market opening to full competition.

    Depreciation and amortization expense increased $4 million and $7 million in the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 primarily due to depreciation of information systems developed and placed in service to meet the needs of our retail businesses. In addition, for the three and six months ended June 30, 2001, Retail Energy recorded $1 million for both periods for amortization expense related to goodwill. For information regarding the cessation of goodwill amortization, please read Note 2(q) to the Reliant Resources 10-K/A Notes and Note 6 to our Interim Financial Statements.

    The Electric Reliability Council of Texas (ERCOT) independent system operator (ERCOT ISO) is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT market. The ERCOT ISO is also responsible for handling scheduling and settlement for all electricity supply volumes in the Texas deregulated electricity market. As part of settlement, the ERCOT ISO communicates the actual volumes delivered compared to the volumes scheduled. The ERCOT ISO calculates an additional charge or credit based on the difference between the actual and scheduled volumes, based on a market clearing price. Settlement charges also include allocated costs such as unaccounted-for energy. Preliminary settlement information is due from ERCOT within two months after electricity is delivered. Final settlement information is due from ERCOT within twelve months after electricity is delivered. As a result, we record our supply costs using scheduled supply volumes and adjust those costs upon receipt of settlement and consumption information.

    The ERCOT ISO is also responsible for ensuring that information relating to a customer's choice of retail electric provider is conveyed in a timely manner to anyone needing the information. Problems in the flow of information between the ERCOT ISO, the transmission and distribution utility and the retail electric providers have resulted in delays in enrolling and billing customers. While the flow of information is improving, operational problems in the new systems and processes are still being worked out.

    We are dependent on the local transmission and distribution utilities for the reading of our customers' energy meters. We are required to rely on the local utility or, in some cases, the independent transmission system operator, to provide us with our customers' information regarding energy usage, such as historical usage patterns, and we may be limited in our ability to confirm the accuracy of the information. The provision of inaccurate information or delayed provision of such information by the local utilities or system operators could have a material negative impact on our business and results of operations and cash flows.

    The Public Utility Commission of Texas (Texas Utility Commission) regulations allow us to request an adjustment to the fuel factor in our price to beat up to twice a year for our Houston area residential and small commercial customers based on the percentage change in the price of natural gas or increases in the price of purchased energy. Our price to beat fuel factor was initially set by the Texas Utility Commission in December 2001 based on an average forward 12-month natural gas price of $3.11/mmbtu. On May 2, 2002, we filed a request with the Texas Utility Commission to increase the price to beat fuel factor based on a 20% increase in the price of natural gas. Our requested increase was based on an average forward 12-month natural gas price of $3.73/mmbtu. The requested increase represents a 5.9% increase in the total bill of a residential customer using, on average, 1,000 kWh per month. On June 6, 2002 the administrative law judge recommended to the Texas Utility Commission approval of a 19.9% increase to the price to beat fuel factor based on application of the Texas Utility Commission's price to beat rule. On July 15, 2002, the Texas Utility Commission issued an order delaying our request as well as the request of each of the other four affiliated retail electric providers requesting adjustments to the price to beat fuel factors and remanded the cases to the administrative law judges requesting additional information in order to validate the Texas Utility Commission's rule. On July 24, 2002, we filed a request in the Travis County District Court that the court declare that the Texas Utility Commission must apply its current rules to our request and grant the fuel factor adjustment in accordance with the formula in the rule that the Texas Utility Commission had already approved. The other four affiliated retail electric providers also filed similar requests with the Travis County District Court. The Court issued an order on August 9, 2002 agreeing with us that the Texas Utility Commission must follow the existing rules that govern the adjustment of the price to beat fuel factor. Unless the Texas Utility Commission convenes a special meeting, the earliest a new price to beat could go into effect would be after August 23, 2002, the date of the Texas Utility Commission's next normally scheduled meeting.

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

    The following table provides summary data regarding the results of operations of Other Operations for the three and six months ended June 30, 2001 and 2002.

                                                          OTHER OPERATIONS
                                              ----------------------------------------
                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                               -----------------     ----------------
                                                2001       2002      2001        2002
                                                ----       ----      -----       ----
                                                           (IN MILLIONS)
Operating Revenues ............................ $  3       $--       $   6       $ 2
Operating Expenses:
  Operation and Maintenance ...................    5        --          10         3
  General, Administrative and Development .....    6        (5)        119        (3)
  Depreciation and Amortization ...............    2         3           4         6
                                                ----       ---       -----       ---
   Total Operating Expenses ...................   13        (2)        133         6
                                                ----       ---       -----       ---
Operating (Loss) Income .......................  (10)        2        (127)       (4)
                                                ----       ---       -----       ---
Other Income (Expense):
  Gain from Investments, net ..................    4         1          11         4
  Other, net ..................................    1        --           1        (5)
                                                ----       ---       -----       ---
(Loss) Earnings Before Interest and
  Income Taxes ................................ $ (5)      $ 3       $(115)      $(5)
                                                ====       ===       =====       ===

    Other Operations' loss before interest and income taxes declined by $8 million and $110 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. For the six months ended June 30, 2002, the decline in loss before interest and income taxes is primarily due to a pre-tax non-cash charge of $100 million recorded in the first quarter of 2001 relating to the redesign of some of Reliant Energy's benefit plans in anticipation of our separation from Reliant Energy. In addition, for the three and six months ended June 30, 2002 compared to the same period in 2001, general and administrative costs decreased due to additional cost being allocated to the segments in 2002 and certain ebusiness activities being performed at the business units totaling $9 million and $13 million, respectively. Also, our Communications business operating loss decreased $6 million and $11 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. This was partially offset by a $6 million accrual for investment bank services recorded in other expense during the first quarter of 2002. During the six months ended June 30, 2002 compared to the same period in 2001, gain from investments decreased $7 million due to an impairment of an investment in an internet company and decreased gains from other investments. For additional information about the benefit charge noted above, please read
Note 12 to our Interim Financial Statements.

                        TRADING AND MARKETING OPERATIONS

    We trade and market power, natural gas and other energy-related commodities and provide related risk management services to our customers. We apply mark-to-market accounting for all of our energy trading, marketing, power origination and risk management services activities. For information regarding mark-to-market accounting, please read Notes 2(d) and 6(a) to the Reliant Resources 10-K/A Notes and Note 1 to our Interim Financial Statements. These trading activities consist of:

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

    We are in the process of evaluating our trading, marketing, power origination and risk management services strategies. In the future, we may reduce our trading, marketing and origination activities, which would likely result in a corresponding decrease in earnings and cash flows.

    Our realized and unrealized trading, marketing and risk management services margins are as follows:

                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                     JUNE 30,                     JUNE 30,
                              -------------------           -------------------
                              2001           2002           2001          2002
                              ----          -----           ----          -----
                                                 (IN MILLIONS)
Realized ................     $ 27          $ 120           $129          $ 201
Unrealized ..............      105             (1)           120            (20)
                              ----          -----           ----          -----
Total ...................     $132          $ 119           $249          $ 181
                              ====          =====           ====          =====

    Below is an analysis of our net trading and marketing assets and liabilities for 2002 (in millions):

Fair value of contracts outstanding at December 31, 2001 .....................   $ 218
Fair value of new contracts when entered into during the period ..............      46
Contracts realized or settled during the period ..............................    (201)
Changes in fair values attributable to changes in valuation techniques and ...      18
assumptions
Changes in fair value attributable to market price and other market changes ..     147
                                                                                 -----
  Fair value of contracts outstanding at June 30, 2002 .......................   $ 228
                                                                                 =====

        During the six months ended June 30, 2002, our Retail Energy segment entered into contracts with large commercial, industrial and institutional customers ranging from one-half to four years in duration. These contracts had an aggregate fair value of $35 million at the contract inception dates. We have entered into energy supply contracts to substantially economically hedge these contracts. The fair value of these Retail Energy electric supply contracts was determined by comparing the contractual pricing to the estimated market price for the retail energy delivery and applying the estimated volumes under the provisions of these contracts. This calculation involves estimating the customer's anticipated load volume, and using the forward ERCOT over-the-counter
(OTC) commodity prices, adjusted for the customer's anticipated load pattern. Load characteristics in the valuation model include: the customer's expected hourly electricity usage profile, the potential variability in the electricity usage profile (due to weather or operational uncertainties), and the electricity usage limits included in the customer's contract. In addition, estimates include anticipated delivery costs, such as regulatory and transmission charges, electric line losses, ERCOT system operator administrative fees and other market interaction charges, estimated credit risk and administrative costs to serve. The remaining weighted-average duration of these contracts is approximately eighteen months.

    Our Retail Energy segment also enters into contracts to supply the contracts entered into with large commercial, industrial and institutional customers. These contracts had an aggregate fair value of $6 million at the contract inception dates. The fair values of these contracts are estimated using ERCOT OTC forward price and volatility curves and correlation among power and fuel prices specific to ERCOT, net of credit risk. A significant portion of the value of these contracts required utilization of internal models that yield similar results to externally developed standard industry models. For the contracts extending beyond June 30, 2002, the remaining weighted-average duration of these contracts is less than 2 years.

    The remaining fair value of new contracts recorded at inception of $5 million dollars primarily relates to natural gas transportation contracts entered into by the Wholesale Energy segment. The fair values of these Wholesale Energy contracts at inception require the utilization of a spread option model and are estimated using OTC forward price and volatility curves and correlation among natural gas prices at differing locations, net of estimated credit risk. For the contracts extending beyond June 30, 2002, the remaining weighted-average duration of these contracts is less than five years.

        During the second quarter of 2002, we changed our methodology for allocating credit reserves between our trading and non-trading portfolios. Total credit reserves calculated for both the trading and non-trading portfolios, which are less than the sum of the independently calculated credit reserves for each portfolio due to common counterparties between the portfolios, are allocated to the trading and non-trading portfolios based upon the independently calculated trading and non-trading credit reserves. Previously, credit reserves were independently calculated for the trading portfolio while credit reserves for the non-trading portfolio were calculated by deducting the trading credit reserves from the total credit reserves calculated for both portfolios. This change in methodology reduced credit reserves relating to the trading portfolio by $18 million.

    Below are the maturities of our contracts related to our trading and marketing assets and liabilities as of June 30, 2002 (in millions):

                                                 FAIR VALUE OF CONTRACTS AT JUNE 30, 2002
                                -----------------------------------------------------------------------
                                                                                  2007 AND    TOTAL
SOURCE OF FAIR VALUE            2003(1)   2003(2)    2004      2005      2006    THEREAFTER  FAIR VALUE
--------------------            -------   -------    ----      ----      -----   ----------  ----------
Prices actively quoted ......... $ 11      $  2       $(3)      $--       $ --       $--       $ 10
Prices provided by other
  external sources .............  137        87         9         5         12         1        251
Prices based on models and
  other valuation methods ......   15       (55)        1        (8)        (2)       16        (33)
                                 ----      ----       ---       ---       ----       ---       ----
Total .......................... $163      $ 34       $ 7       $(3)      $ 10       $17       $228
                                 ====      ====       ===       ===       ====       ===       ====

---------
(1)     Twelve months ended June 30, 2003

(2)     The third and fourth quarter of 2003

    The "prices actively quoted" category represents our New York Mercantile Exchange (NYMEX) futures positions in natural gas and crude oil. At June 30, 2002, NYMEX had quoted prices for natural gas and crude oil for the next 72 and 30 months, respectively.

    The "prices provided by other external sources" category represents our forward positions in natural gas and power at points for which OTC broker quotes are available. On average, OTC quotes for natural gas and power extend 72 and 36 months into the future, respectively. We value these positions against internally developed forward market price curves that are constantly validated and recalibrated against OTC broker quotes. This category also includes some transactions whose prices are obtained from external sources and then modeled to hourly, daily or monthly prices, as appropriate.

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

    The fair values in the above table are subject to significant changes based on fluctuating market prices and conditions. Changes in the assets and liabilities from trading, marketing, power origination and price risk management services result primarily from changes in the valuation of the portfolio of contracts, newly originated transactions and the timing of settlements. The most significant parameters impacting the value of our portfolio of contracts include natural gas and power forward market prices, volatility and credit risk. For the Retail Energy sales discussed above, significant variables affecting contract values also include the variability in electricity consumption patterns due to weather and operational uncertainties (within contract parameters). Market prices assume a normal functioning market with an adequate number of buyers and sellers providing market liquidity. Insufficient market liquidity could significantly affect the values that could be obtained for these contracts, as well as the costs at which these contracts could be hedged. Please read "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Reliant Resources Form 10-K/A for further discussion and measurement of the market exposure in the trading and marketing businesses and discussion of credit risk management.

    Based on our analysis, we believe our increased exposure to non-investment grade or unrated counterparties from December 31, 2001 is not material to our financial position. In addition, our increase in exposure to non-investment grade or unrated counterparties compared to our total trading and marketing assets and total non-trading derivative assets has not increased significantly from December 31, 2001. For additional information regarding our credit exposure to counterparties, please read Notes 6 to the Reliant Resources 10-K/A Notes and "Quantitative and Qualitative Disclosures About Market Risk -- Credit Risk" in
Item 7A of the Reliant Resources Form 10-K/A. Although a number of our counterparties have experienced downgrades in credit worthiness since December 31, 2001, we have taken steps to mitigate our credit risk to these counterparties through position reductions and credit enhancements.

    For additional information, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of Our Wholesale Energy Operations -- Price Volatility," and "-- Risks Associated with Our Hedging and Risk Management Activities" in Item 7 of the Reliant Resources Form 10-K/A.

    For a description of accounting policies for our trading and marketing activities, please read Notes 2(d) and 6 to the Reliant Resources 10-K/A Notes.

    We seek to monitor and control our trading risk exposures through a variety of processes and committees. For additional information, please read "Quantitative and Qualitative Disclosures About Market Risk -- Risk Management Structure" in Item 7A of the Reliant Resources Form 10-K/A.

                  CERTAIN FACTORS AFFECTING OUR FUTURE EARNINGS

    For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings" in the Reliant Resources Form 10-K/A, which is incorporated herein by reference. For additional information regarding (a) the California wholesale market and related litigation, please read Notes 11(a) and 11(c) to our Interim Financial Statements, and (b) Dutch stranded costs, please read Note 11(d) to our Interim Financial Statements.

    FERC Notice of Proposed Rulemaking. On July 31, 2002, FERC issued a Notice of Proposed Rulemaking proposing requirements for standardization of basic market rules in the wholesale electricity markets. The stated intent of FERC's proposal is to implement standard rules that will provide for more equal access to electricity markets and more predictability and uniformity in the various parts of the country. The proposal includes provisions for capacity payments, market mitigation, independent market monitoring, transmission and congestion revenue rights, and independent transmission operations and governance. The new requirements will not take effect until at least Fall 2004. We cannot predict at this time the final form of this rulemaking or the effect that this rulemaking will have on our business and results of operations.

                               FINANCIAL CONDITION

    The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2001 and 2002.

                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                                  2001       2002
                                                                  ----      -------
                                                                   (IN MILLIONS)
Cash provided by (used in):
  Operating activities........................................    $ 328     $   110
  Investing activities........................................     (489)     (3,278)
  Financing activities........................................      162       3,507

    Net cash provided by operating activities during the six months ended June 30, 2002 decreased by $218 million compared to the same period 2001. This decrease was primarily due to (a) decreased operating income from our Wholesale Energy segment; (b) a $100 million settlement payment related to certain stranded costs contracts (please read Note 11(d) to our Interim Financial Statements), (c) settlement of hedges of our net investment in foreign subsidiaries totaling $144 million, and (d) decreased cash flows from margin deposits related to our trading and hedging activities. These items were partially offset by (a) cash flows provided by our Retail Energy segment for retail sales in the first six months of 2002 due to the Texas retail market opening to full competition in January 2002, (b) $142 million of collateral deposits related to an equipment financing structure returned to us in 2002 coupled with collateral deposits paid in 2001 (please see

Note 11(f) to our Interim Financial Statements), (c) reduced lease prepayments related to the REMA sale-leaseback agreements (please read Note 11(g) to our Interim Financial Statements), (d) $50 million related to the settlement of four structured transactions in 2002 (please read Note 3 to our Interim Financial Statements), and (e) other changes in working capital.

    Net cash used in investing activities during the six months ended June 30, 2002 increased $2.8 billion compared to the same period in 2001, primarily due to funding the acquisition of Orion Power for $2.9 billion on February 19, 2002, partially offset by a decrease in capital expenditures related to the construction of domestic power generation projects during the six months ended June 30, 2002 as compared to the same period in 2001.

    Cash flows provided by financing activities during the six months ended June 30, 2002 increased $3.3 billion compared to the same period in 2001, primarily due to an increase in short-term borrowings used to fund the acquisition of Orion Power and other working capital requirements, decreased investments of excess cash in an affiliate of Reliant Energy, partially offset by $1.7 billion in net proceeds from our IPO in 2001.

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

FUTURE SOURCES OF CASH FLOWS

    Credit Facilities. As of June 30, 2002, we had $8.3 billion in committed credit facilities of which $1.2 billion remained unused. Credit facilities aggregating $5.4 billion were unsecured. As of June 30, 2002, letters of credit outstanding under these facilities aggregated $803 million. As of June 30, 2002, borrowings of $6.3 billion were outstanding under these facilities. As of June 30, 2002, we have $6.3 billion of committed credit facilities which will expire by June 30, 2003 of which $2.8 billion will expire by December 31, 2002. For a discussion of the repayment, refinancing and/or amendment of certain of these committed credit facilities and our liquidity concerns, please read Note 8 to our Interim Financial Statements.

    Credit Ratings. Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing and the execution of our commercial strategies. For a discussion of our credit ratings and the related factors affecting our future financial position, results of operations and cash flows, please read Note 15(c) to our Interim Financial Statements.

    Orion Power and its Subsidiaries Credit Facilities Covenant Waivers. For a discussion of Orion Power and its subsidiaries covenant waivers during the second quarter of 2002, please read Note 8 to our Interim Financial Statements.

    For additional information regarding Orion Power and its subsidiaries' debt obligations, please read Note 8 to our Interim Financial Statements.

    For a discussion of other factors affecting our sources of cash and liquidity, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Reliant Resources Form 10-K/A, which is incorporated herein by reference, and
Note 8 to our Interim Financial Statements.

    California Trade Receivables. As of June 30, 2002, the Company was owed a total of $239 million, net of a $49 million reserve for refund, by the Cal ISO, the Cal PX, the CDWR, and California Energy Resources Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through June 30, 2002. From June 30, 2002 through August 9, 2002, the Company has collected $1 million of these receivable balances. As of June 30, 2002, we had a pre-tax credit provision of $30 million against these receivable balances. For additional information regarding uncertainties in the California wholesale market, please read Notes 11(a) and 11(c) to our Interim Financial Statements and Notes 13(e) and 13(i) to the Reliant Resources 10-K/A Notes, which are incorporated by reference herein.

FUTURE USES OF CASH FLOWS

    Generating Projects. As of June 30, 2002, we had one generating facility under construction. Total estimated costs of constructing this facility is $496 million. As of June 30, 2002, we had incurred $212 million of the total projected costs of this project, which was funded primarily from equity and debt facilities. In addition, in connection was the acquisition of Orion Power, we acquired contracts to purchase additional power generation equipment, consisting of steam and combustion turbines and heat recovery steam generators. Remaining costs under the contracts are $548 million or we may cancel the contracts for a total cost of $25 million. We are actively attempting to market this equipment, having determined that it is in excess of our current needs. In addition to these facilities, we are constructing facilities as construction agents under the construction agency agreements, which permit us to lease or buy each of these facilities at the conclusion of their construction.

    Construction Agency Agreement and Equipment Financing Structure. In 2001, we, through several of our subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. These special purpose entities are not consolidated by us. In addition, we, through our subsidiary, REPG, have entered into an agreement with a bank whereby the bank, as owner, entered or will enter into contracts for the purchase and construction of power generation equipment and REPG, or its subagent, acts as the bank's agent in connection with administering the contracts for such equipment. For information regarding these transactions, please read Note 11(f) to our Interim Financial Statements.

    Payment to Reliant Energy. To the extent that our price for providing retail electric service to residential and small commercial customers in Reliant Energy's Houston service territory during 2002 and 2003, which price is mandated by the Texas electric restructuring law, exceeds the market price of electricity, we may be required to make a payment to Reliant Energy in early 2004 unless the Texas Utility Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within Reliant Energy's electric utility's Houston service territory as of January 1, 2002 is committed to be served by retail electric providers other than us. Currently, we are unable to estimate the amount of such payment, if any. For additional information regarding this payment, please read Note 11(e) to our Interim Financial Statements.

    Restricted Cash. All of our operations are conducted by our subsidiaries. Our cash flow and our ability to service parent-level indebtedness when due is dependent upon our receipt of cash dividends, distributions or other transfers from our subsidiaries. The terms of some of our subsidiaries' indebtedness restrict their ability to pay dividends or make restricted payments to us in some circumstances. Under the credit agreements of certain of Orion Power's subsidiaries, these subsidiaries are restricted from distributing cash to Orion Power. In addition, covenants under some indebtedness of Orion Power restrict its ability to pay dividends to us unless Orion Power meets certain conditions, including the ability to incur additional indebtedness without violating the required fixed charge coverage ratio of 2.0 to 1.0. A credit facility of Orion Power also restricts its ability to pay dividends to us unless the restrictions contained in certain of its subsidiaries' credit agreements have terminated and no restrictions remain under their credit agreements. As of June 30, 2002, we had restricted cash totaling $374 million related to Orion Power and its subsidiaries.

    In addition, the ability of REMA, our subsidiary that owns some of the power generation facilities in our Northeast regional portfolio, to pay dividends or make payments to us is restricted under the terms of three lease agreements under which we lease all or an undivided interest in these generating facilities. These agreements allow REMA to pay dividends or make restricted payments only if specified conditions are satisfied, including maintaining specified fixed charge coverage ratios. As of June 30, 2002, the specified conditions were satisfied.

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

    The output of the Liberty Electric Generating Station is contracted under a tolling agreement (Tolling Agreement) for a term of approximately 14 years, with an option to extend at the end of the term. Standard & Poor's and Moody's have downgraded to below investment grad status the senior unsecured debt of PG&E National Energy Group, Inc., one of the two guarantors of PG&E Energy Trading-Power, L.P.'s (PGET) obligations under the Tolling Agreement. The downgrade constitutes an Event of Default by PGET under the Tolling Agreement unless PGET posts replacement security within ten business days after Liberty Electric Power, LLC (LEP) notifies PGET of the default. On August 5, LEP notified PGET of the default. PGET has informed LEP that it will not post the replacement credit support within the 10 business days period. While LEP could terminate the Tolling Agreement pursuant to the terms of the Tolling Agreement, there are certain limitations in the Liberty Credit Agreement on LEP's ability to take unilateral action in response to a PGET Event of Default.

    Generating Capacity Auction Letter of Credit. After the Distribution, we will be required to post letters of credit to secure the entitlements to the generation capacity of Reliant Energy's Texas electric utility generation assets (Texas Genco) that we purchase in the capacity auctions conducted by Texas Genco. If we were not an affiliate as of June 30, 2002, we would have been required to post letters of credit to secure our entitlements to Texas Genco's capacity.

    Treasury Stock Purchases. On December 6, 2001, our Board of Directors authorized us to purchase up to 10 million additional shares of our common stock through June 2003. Purchases will be made on a discretionary basis in the open market or otherwise at times and in amounts as determined by management subject to market conditions, legal requirements and other factors. Since the date of this authorization through August 9, 2002, we have not purchased any shares of our common stock under this program.

    Other Sources/Uses of Cash. Our liquidity and capital requirements are affected primarily by the results of operations, capital expenditures, debt service requirements, working capital needs and collateral requirements. Energy and capital markets permitting, we expect to grow through the construction of new generation facilities and the acquisition of generation facilities, and the expansion of our energy retail business. We expect any resulting capital requirements to be met with cash flows from operations, and proceeds from debt and equity offerings, project financings, securitization of assets, other borrowings and off-balance sheet financings. Additional capital expenditures, some of which may be substantial, depend to a large extent upon the nature and extent of future project commitments, which are discretionary. We believe that our current level of cash and borrowing capability, along with our future anticipated cash flows from operations and assuming successful refinancings of credit facilities as they mature, will be sufficient to meet the existing operational and collateral needs of our business for the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell either equity or debt securities, sell assets or obtain additional credit facilities or long-term financings from financial institutions.

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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. We will apply this guidance prospectively.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

    See Note 3 to our Interim Financial Statements for our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001 and adoption of subsequent cleared guidance. See Note 6 to our Interim Financial Statements for our adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142).

    In June 2002, the EITF reached a consensus on EITF No. 02-03 that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. An entity should disclose the gross transaction volumes for those energy trading contracts that are physically settled. The EITF did not reach a consensus on whether recognition of dealer profit, or unrealized gains and losses at inception of an energy trading contract is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. The FASB staff indicated that until such time as a consensus is reached, the FASB staff will continue to hold the view that previous EITF consensus do not allow for recognition of dealer profit, unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. The consensus on presenting gains and losses on energy trading contracts net is effective for financial statements issued for periods ending after July 15, 2002. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to conform to the consensus. We currently report all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Beginning with the quarter ended September 30, 2002, we will report all energy trading and marketing activities on a net basis in the Statements of Consolidated Income pursuant to EITF No. 02-03. Although we are in the process of determining the effect of adoption of EITF No. 02-03 on our Statements of Consolidated Income, we expect the adoption will result in a substantial reduction in operating revenues, fuel and cost of gas sold, and purchased power.

    During the first quarter of 2002, the FASB considered proposed approaches related to identifying and accounting for special-purpose entities. The current proposal being considered by the FASB would limit special purpose entities used by a company for financing and other purpose not being consolidated with its results of operations. One criterion being considered is to require consolidation of a special purpose entity if the equity investments held by third-party owners in the special purpose entity is less than 10% of capitalization. The FASB likely will not grandfather special purpose entities existing at the date the final interpretation is issued. Special purpose entities in existence at the date of adoption of this interpretation will likely be consolidated by the primary beneficiary. For information regarding special purpose entities affiliated with us, please read Notes 11(f) and 11(g) to our Interim Financial Statements.

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

    - determination of fair value of trading and marketing assets and liabilities for our energy trading, marketing and price risk management services operations, and non-trading derivative assets and liabilities, including stranded costs obligations related to our European Energy operations (please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Trading and Marketing Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in the Reliant Resources Form 10-K/A, which is incorporated herein by reference, Notes 2(d) and 6 to the Reliant Resources 10-K/A Notes and Notes 1 and 3 to our Interim Financial Statements); and

    - impairment of long-lived assets and intangibles (please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- European Energy" in the Reliant Resources

         Form 10-K/A, which is incorporated herein by reference, Notes 2(d) and 6 to the Reliant Resources 10-K/A Notes and Notes 1 and 3 to our Interim Financial Statements).

    - impairment of long-lived assets and intangibles (please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- European Energy" in the Reliant Resources Form 10-K/A, which is incorporated herein by reference, Note 2(f), which is incorporated by reference herein, and Note 2(q) to the Reliant Resources 10-K/A Notes and Note 6 to our Interim Financial Statements).

    - estimation of revenues for delivered energy sales and services to retail customers and the related supply costs (please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Retail Energy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of Our Retail Energy Operations" in the Reliant Resources Form 10-K/A, which is incorporated herein by reference).

    For a description of all significant accounting policies, please read Note 2 to the Reliant Resources 10-K/A Notes, which is incorporated by reference herein.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

        We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method, and we assess the risk of our trading derivatives (Trading Derivatives) using the value-at-risk (VAR) method, in order to maintain our total exposure within management-prescribed limits.

        The sensitivity analysis performed on our Energy Derivatives measures the potential loss based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their June 30, 2002 levels would have decreased the fair value of our Energy Derivatives from their levels on those respective dates by $63 million, excluding non-trading derivative liabilities associated with our European Energy segment's stranded cost gas contract.

        Our European Energy segment's stranded cost gas contract has exposure to commodity price movements. For information regarding this contract, please read Notes 3 and 11(d) our Interim Financial Statements. A decrease of 10% in market prices of energy commodities from their June 30, 2002 levels would result in a loss of earnings of $73 million.

        We utilize the variance/covariance model of VAR, which is a probabilistic model that measures the estimated risk of loss to earnings in market sensitive instruments based on historical experience. With respect to trading and marketing activities, our highest, lowest and average daily VAR were $29 million, $13 million and $17 million, respectively, during the second quarter of 2002 and $29 million, $13 million and $18 million, respectively, during the first six months of 2002 based on a 95% confidence level and a one day holding period. During the second quarter of 2001, our highest, lowest and average daily VAR were $16 million, $3 million and $7 million, respectively, and during the first six months of 2001, our highest, lowest and average monthly VAR were $18 million, $3 million and $8 million, respectively, based on a 95% confidence level and a one day holding period.

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

        Our floating-rate obligations borrowed from third parties aggregated $6.2 billion at June 30, 2002. If the floating rates were to increase by 10% from June 30, 2002 rates, our combined interest expense to third parties would increase by a total of $1.7 million each month in which such increase continued.

        We hold interest rate swaps with an aggregate notional amount of $1.2 billion that fix the interest rate applicable to floating rate short-term debt and floating rate long-term debt. At June 30, 2002, the swaps relating to short-term and long-term debt, could be terminated at a cost of $18 million. The swaps relating to both short-term and long-term debt qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the Statements of Consolidated Income over the term of the swap agreement. A decrease of 10% in the June 30, 2002 level of interest rates would increase the cost of terminating the swaps related to short-term debt and long-term debt outstanding at June 30, 2002 by $15 million.

        In addition, during 2002, we entered into forward-starting interest rate swaps having an aggregate notional amount of $500 million to hedge the interest rate on a future offering of long-term fixed-rate notes. At June 30, 2002, these swaps could be terminated at a cost of $17 million. These swaps qualify as cash flow hedges under SFAS No. 133. Should the forecasted interest payments no longer be probable, any deferred amount will be recognized immediately into income. A decrease of 10% in the June 30, 2002 level of interest rates would increase the cost of terminating these swaps by $10 million.

        For information regarding the accounting for these interest rate swaps, please read Note 3 to our Interim Financial Statements.

        At June 30, 2002, we had issued fixed-rate debt aggregating $771 million. As of June 30, 2002, fair values were estimated to be equivalent to the carrying amounts of these instruments. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $51 million if interest rates were to decline by 10% from their rates at June 30, 2002.

FOREIGN CURRENCY EXCHANGE RATE RISK

        As of June 30, 2002, we have entered into foreign currency swaps and foreign currency option contracts and have issued Euro-denominated debt to hedge our net investment in our European Energy segment. Changes in the value of the swaps, options and debt are recorded as foreign currency translation adjustments as a component of accumulated other comprehensive income (loss) in stockholders' equity. As of June 30, 2002, we have recorded a $9 million gain in cumulative net translation adjustments. The cumulative translation adjustments will be realized in earnings and cash flows only upon the disposition of the related investments.

        As of June 30, 2002, our European Energy segment had entered into transactions to purchase approximately $249 million at fixed exchange rates in order to hedge future fuel purchases payable in U.S. dollars. As of June 30, 2002, the fair value of these financial instruments was a $7 million liability. An increase in the value of the Euro of 10% compared to the U.S. dollar from its June 30, 2002 level would result in a loss in the fair value of these foreign currency financial instruments of $24 million. For information regarding the accounting for these financial instruments, see Note 6(b) to the Reliant Resources 10-K/A Notes.

        Our European Energy segment's stranded cost gas contract has foreign currency exposure. An increase of 10% in the U.S. dollar relative to the Euro from their June 30, 2002 levels would result in a loss of earnings of $14 million.

EQUITY MARKET VALUE RISK

        We have an investment in Itron, Inc. (Itron), which is classified as "available-for-sale" under SFAS No. 115. As of June 30, 2002, the value of the Itron investment was $7 million. The Itron investment exposes us to losses in the fair value of Itron common stock. A 10% decline in the market value per share of Itron common stock from the June 30, 2002 level would decrease the fair value by less than $1 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    For a description of legal proceedings affecting Reliant Resources, please read Note 11 to our Interim Financial Statements, and the discussion under "Our Business -- Environmental Matters" and "Legal Proceedings" in the Reliant Resources Form 10-K/A and Note 13 to the Reliant Resources 10-K/A Notes, all of which are incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Reliant Resources' registration statement on Form S-1 (Registration No. 333-48038) covering the initial public offering of up to 59,800,000 shares of its common stock (including up to 7,800,000 shares issuable under the underwriters' overallotment option) was declared effective by the SEC on April 30, 2001. Reliant Resources raised net proceeds of approximately $1.7 billion from its initial public offering. Pursuant to the terms of the Master Separation Agreement between Reliant Energy and Reliant Resources, Reliant Resources used $216 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. In addition, Reliant Resources used $418 million for the repayment of third party borrowings, $333 million of the net proceeds for capital expenditures, $189 million for the purchase of its common stock, $315 million for tax, interest and payments and other payables, $189 million for the repurchase of 4.5% convertible senior notes and $41 million for the acquisition of Orion Power.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        At the annual meeting of Reliant Resources' stockholders held on June 6, 2002, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office) were as stated below:

        The following nominees for directors were elected to serve a one-year term expiring at the 2003 annual meeting of stockholders:

                                           For              Withheld
                                           ---              ---------
        Milton Carroll                  282,447,376           345,189
        R. Steve Letbetter              276,865,004         5,927,561
        Laree Perez                     282,570,379           222,186

        Previous directors James A. Baker, III, L. Lowry Mays and Phillip B. Miller retired from the board of directors at the expiration of their terms.

        The proposal to adopt the 2002 Annual Incentive Compensation Plan for Executive Officers was approved with 281,047,576 votes for, 1,360,572 votes against, and 381,975 abstentions.

        The proposal to adopt the 2002 Long-Term Incentive Plan was approved with 263,995,049 votes for, 11,327,846 votes against, 381,975 abstentions and 7,087,695 broker non-votes.

        The ratification of the appointment of Deloitte & Touche LLP as independent accountants and auditors for Reliant Resources for 2002 was approved with 281,812,626 votes for, 960,999 votes against, and 18,940 abstentions.

ITEM 5. OTHER INFORMATION.

        Organizational Changes. In May 2002, Stephen W. Naeve, formerly executive vice president and chief financial officer, was named president and chief operating officer of Reliant Resources. Mr. Naeve has been with Reliant Resources or Reliant Energy for nearly 30 years. Reliant Resources also announced in May 2002 that Joe Bob Perkins, the then executive vice president and group president, wholesale businesses, and Shahid Malik, the then president of trading in the Company's wholesale group, had resigned to pursue other interests. In July 2002, Mark M. Jacobs was appointed as executive vice president and chief financial officer of Reliant Resources. Prior to his appointment, Mr. Jacobs served as a managing director of Goldman Sachs & Co. In August 2002, Thomas C. Livengood was appointed as vice president and controller of Reliant Resources. Prior to his appointment, Mr. Livengood served as executive vice president and chief financial officer of Carriage Services, Inc. In addition, in August 2002, Reliant Resources announced that Mary Ricciardello had informed the Company in May 2002 that she intends to resign from her position of senior vice president and chief accounting officer effective August 16, 2002.

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

    The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

    - state, federal and international legislative and regulatory developments, including deregulation, re-regulation and restructuring of the electric utility industry and changes in or application of environmental and other laws and regulations to which we are subject, and changes in or application of laws or regulations applicable to other aspects of our business, such as commodities trading and hedging activities,

    - the timing of our separation from our parent company, Reliant Energy, Incorporated, which currently remains subject to receipt of certain regulatory approvals,

    - the outcome of pending lawsuits, governmental proceedings and investigations,

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

    -    any reduction in our trading, marketing and origination activities,

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

    - other factors affecting Reliant Resources discussed in the Reliant Resources Form 10-K/A, including those outlined and in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings."

    When used in Reliant Resources' documents or oral presentations, the words "anticipate," "estimate," "believes," "continues," "could," "intends," "may," "plans," "potential," "should," "will," "expect," "objective," "projection," "forecast," "goal" and similar words are intended to identify forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

        10.1 Reliant Resources, Inc. 2002 Stock Plan (incorporated by reference from the Company's Registration Statement on Form S-8 (Registration Number 333-86610) (Exhibit 4.5).

        10.2 Reliant Resources, Inc. 2002 Annual Incentive Compensation Plan for Executive Officers (incorporated by reference from the Company's Proxy Statement on Schedule 14A (SEC File Number 1-16455) (Appendix I).

        10.3 Reliant Resources, Inc. 2002 Long-Term Incentive Plan (incorporated by reference from the Company's Proxy Statement on Schedule 14A (SEC File Number 1-16455) (Appendix II).

        10.4 Reliant Resources, Inc. Deferral Plan (incorporated by reference from the Company's Registration Statement on Form S-8 (Registration Number 333-74790) (Exhibit 4.1).

        10.5 Reliant Resources, Inc. Savings Plan (incorporated by reference from the Company's Registration Statement on Form S-8 (Registration Number 333-86608) (Exhibit 4.5).

        10.6 Reliant Resources, Inc. Union Savings Plan (incorporated by reference from the Company's Registration Statement on Form S-8 (Registration Number 333-74754) (Exhibit 4.5).

               Exhibit 99(a) Items incorporated by reference from Reliant
                             Resources Form 10-K/A: "Our Business --
                             Environmental Matters," "-- Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings," "-- Liquidity and Capital Resources," "-- Trading and Marketing Operations," and "Quantitative and Qualitative Disclosure about Market Risk." Items incorporated by reference from Reliant Resources 10-K/A Notes: Note 1 (Background and Basis of Presentation), Note 2 (Summary of Significant Accounting Policies), Note 4 (Related Party Transactions -- Agreements between Reliant Energy and the Company), Note 5 (Business Acquisitions),
                             Note 6 (Derivative Instruments), Note 9
                             (Stockholder's Equity), (Stock-Based Incentive Compensation Plans and Retirement Plans -- Pension), Note 11(d) (Stock-Based Incentive Compensation Plans and Retirement Plans -- Postretirement Benefits), Note 13 (Commitments and Contingencies), Note 17 (Bankruptcy of Enron Corp. and its Affiliates) and Note 19 (Subsequent Events).

(b)     Reports on Form 8-K.

    - Current Report on Form 8-K dated April 5, 2002, as filed with the SEC on April 8, 2002 (Items 5 and 7).

    - Amended Current Report on Form 8-K/A dated February 19, 2002, as filed with the SEC on April 9, 2002 (Item 7 - financial statements relating to the consummation of Orion Power acquisition).

    - Current Report on Form 8-K dated April 22, 2002, as filed with the SEC on April 22, 2002 (Item 7 -- financial statements describing the pro forma effect of the Orion Power acquisition on the Company's historical financial statements).

    - Current Report on Form 8-K dated April 29, 2002, as filed with the SEC on April 29, 2002 (Items 5 and 7).

    - Current Report on Form 8-K dated May 29, 2002, as filed with the SEC on May 29, 2002 (Item 2).

    - Current Report on Form 8-K dated May 31, 2002, as filed with the SEC on May 31, 2002 (Item 5).

    - Current Report on Form 8-K dated June 6, 2002, as filed with the SEC on June 10, 2002 (Item 5).

    - Current Report on Form 8-K dated May 23, 2002, as filed with the SEC on June 11, 2002 (Item 5).

    - Current Report on Form 8-K dated July 5, 2002, as filed with the SEC on July 5, 2002 (Item 5).

    - Current Report on Form 8-K dated July 25, 2002, as filed with the SEC on July 25, 2002 (Item 5).

    - Current Report on Form 8-K dated July 31, 2002, as filed with the SEC on August 1, 2002 (Item 5).

    - Amended Current Report on Form 8-K/A dated February 19, 2002, as filed with the SEC on August 2 , 2002 (Item 7 -- Restated pro forma financial statements relating to Reliant Resources' acquisition of Orion Power Holdings, Inc.).

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

Date:  August 14, 2002