Form 10-K/A
period 2001-12-31
RELIANT RESOURCES INC
filed 2002-11-12
CIK 1126294

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

                                AMENDMENT NO. 2

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

================================================================================

    Reliant Resources, Inc. (Reliant Resources) hereby amends Note 15 to its consolidated financial statements in Item 8 of this Annual Report on Form 10-K/A for the year ended December 31, 2001 to disclose certain trading transactions.



    In September 2002, during our review of certain trading transactions in connection with various pending investigations, we identified four natural gas financial swap transactions that should not have been recorded in our records. We have concluded, based on the offsetting nature of the transactions and manner in which the transactions were documented, that none of the transactions should have been given accounting recognition. We accounted for the transactions in our financial statements as a reduction in revenues in December 2000 and an increase in revenues in January 2001, with the effect of decreasing net income in the fourth quarter of 2000 and increasing net income in the first quarter of 2001, in each case by $20.0 million pre-tax ($12.7 million after-tax) and the effect of increasing basic and diluted earnings per share by $0.05 in the first quarter of 2001. There were no cash flows associated with the transactions. We have further concluded, after considering both qualitative and quantitative factors, that a restatement of our financial statements for this item is not required.



    On July 5, 2002, Reliant Resources, filed Amendment No. 1 to amend Items 1, 6, 7 and 8 of its Annual Report of Form 10-K for the year ended December 31, 2001 to reflect the restatement discussed below.


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



     We are a party to numerous lawsuits and regulatory proceedings relating to our trading and marketing activities, including the round trip trades and the four structured transactions, and our activities in the California wholesale market. In addition, various state and federal governmental agencies have commenced investigations relating to such activities. For a description of certain of these lawsuits, proceedings and investigations, please read (i) "Legal Proceedings" in Item 3 of this Form 10-K and Notes 13(e) and 13(i) to our consolidated financial statements, (ii) Notes 11 and 14(c) to our interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (First Quarter Form 10-Q), (iii) Notes 11 to our interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and (iv) and our Current Report on Form 8-K dated July 3, 2002.

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


         NEW ACCOUNTING PRONOUNCEMENTS AND CRITICAL ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. We adopted the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on our historical results of operations or financial position. On January 1, 2002, we discontinued amortizing goodwill into our results of operations pursuant to SFAS No. 142. We recognized $32 million of goodwill amortization expense in our statement of consolidated income during 2001, excluding a $19 million write-off of our Communications business goodwill balance which was recorded as goodwill amortization expense (please read Note 16 to our consolidated financial statements). We are in the process of determining further effects of adoption of SFAS No. 142 on our consolidated financial statements, including the review of goodwill and certain intangibles for impairment. We have not completed our review pursuant to SFAS No. 142. However, based on our preliminary review, we believe an impairment of our European Energy segment goodwill is reasonably possible. As of December 31, 2001, net goodwill associated with our European Energy segment is $675 million. We anticipate finalizing our review of goodwill and certain intangibles for our reporting units during 2002. We do not believe impairments of goodwill and certain intangibles, if any, related to our other reporting units will have a material impact on our results of operations or financial position.

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS

No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The Company adopted the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's historical results of operations or financial position. On January 1, 2002, the Company discontinued amortizing goodwill into its results of operations pursuant to SFAS No. 142. The Company recognized $32 million of goodwill amortization expense in the Statement of Consolidated Income during 2001, excluding a $19 million write-off of a Communications business goodwill balance which was recorded as goodwill amortization expense (see Note
16). The Company is in the process of determining further effects of adoption of SFAS No. 142 on its Consolidated Financial Statements, including the review of goodwill and certain intangibles for impairment. The Company has not completed its review pursuant to SFAS No. 142. However, based on the Company's preliminary review, the Company believes an impairment of its European Energy segment goodwill is reasonably possible. As of December 31, 2001, net goodwill associated with the European Energy segment is $675 million. The Company anticipates finalizing its review of goodwill and certain intangibles for its reporting units during 2002. The Company does not believe impairments of goodwill and certain intangibles, if any, related to the Company's other reporting units will have a material impact on the Company's results of operations or financial position.


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



    In September 2002, during the Company's review of certain trading transactions in connection with various pending investigations, the Company identified four natural gas financial swap transactions that should not have been recorded in the Company's records. The Company has concluded, based on the offsetting nature of the transactions and manner in which the transactions were documented, that none of the transactions should have been given accounting recognition. The Company accounted for the transactions in its financial statements as a reduction in revenues in December 2000 and an increase in revenues in January 2001, with the effect of decreasing net income in the fourth quarter of 2000 and increasing net income in the first quarter of 2001, in each case by $20.0 million pre-tax ($12.7 million after-tax) and the effect of increasing basic and diluted earnings per share by $0.05 in the first quarter of 2001. There were no cash flows associated with the transactions. The Company has further concluded, after considering both qualitative and quantitative factors, that a restatement of its financial statements for this item is not required.


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

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 12th day of November, 2002.



                                           RELIANT RESOURCES, INC.
                                                (Registrant)

                                         By: /s/ R. Steve Letbetter
                                             ----------------------
                                               R. Steve Letbetter,
                                      Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, R. Steve Letbetter, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Reliant Resources, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.






Date: November 12, 2002                        /s/ R. Steve Letbetter
                                            ----------------------------
                                                  R. Steve Letbetter
                                          Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, Mark M. Jacobs, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Reliant Resources, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.




Date: November 12, 2002                                  /s/ Mark M. Jacobs
                                                     ---------------------------
                                                           Mark M. Jacobs
                                                       Executive Vice President
                                                     and Chief Financial Officer

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

                                                                                       SEC FILE OR
EXHIBIT                                                     REPORT OR REGISTRATION     REGISTRATION     EXHIBIT
NUMBER                 DOCUMENT DESCRIPTION                       STATEMENT               NUMBER       REFERENCE
-------    ---------------------------------------------  ---------------------------  ------------    ---------
10.7       - Registration Rights Agreement between        Reliant Energy,                 1-3187          10.7
             Reliant Resources and Reliant Energy, dated  Incorporated's Quarterly
             December 31, 2000.                           Report on Form 10-Q for
                                                          the Quarterly Period Ended
                                                          March 31, 2001

10.8       - Tax Allocation Agreement between Reliant     Reliant Energy,                 1-3187          10.8
             Resources and Reliant Energy, dated          Incorporated's Quarterly
             December 31, 2000.                           Report on Form 10-Q for
                                                          the Quarterly Period Ended
                                                          March 31, 2001

*10.9      - Reliant Resources, Inc. Annual Incentive     Reliant Resources, Inc.'s       1-16455         10.9
             Compensation Plan effective January 1,       Annual Report on Form 10-K
             2001.                                        for the year ended December
                                                          31, 2001

*10.10     - Reliant Resources, Inc. 2001 Long-Term       Reliant Resources, Inc.'s       1-16455         10.10
             Incentive Plan effective January 1, 2001.    Annual Report on Form 10-K
                                                          for the year ended December
                                                          31, 2001

*10.11     - Reliant Energy, Incorporated's Executive     Reliant Resources, Inc.        333-48038       10.11
             Benefits Plan effective June 1, 1982,        Registration Statement on
             including the first, second and third        Form S-1
             amendments thereto (Reliant Resources has
             adopted certain obligations under this plan
             with respect to some of its officers).

*10.12     - Reliant Energy, Incorporated's Benefit       Reliant Resources, Inc.        333-48038       10.12
             Restoration Plan, as amended and restated    Registration Statement on
             effective July 1, 1991, including the first  Form S-1
             amendment thereto (Reliant Resources has
             adopted certain obligations under this plan
             with respect to some of its employees).

10.13      - Share Subscription Agreement dated March     Reliant Energy,                 1-3187          10.2
             29, 1999 among Reliant Energy Wholesale      Incorporated's Quarterly
             Holdings (Europe) Inc., Provincie Noord      Report on Form 10-Q for
             Holland, Gemeente Amsterdam, N.V.,           the quarter ended March
             Provinciaal En Gemeenelijk Utrechts          31, 1999.
             Stroomleveringsdedrijf, Reliant Energy
             Power Generation, Inc. and UNA.

10.14      - Share Purchase Agreement dated March 29,     Reliant Energy,                 1-3187          10.3
             1999 among Reliant Energy Wholesale          Incorporated's Quarterly
             Holdings (Europe) Inc., Provincie Noord      Report on Form 10-Q for
             Holland, Gemeente Amsterdam, N.V.,           the quarter ended March
             Provinciaal En Gemeenelijk Utrechts          31, 1999.
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

                                                                                       SEC FILE OR
EXHIBIT                                                     REPORT OR REGISTRATION     REGISTRATION     EXHIBIT
NUMBER                 DOCUMENT DESCRIPTION                       STATEMENT               NUMBER       REFERENCE
-------    ---------------------------------------------  ---------------------------  ------------    ---------
*10.30     - Reliant Energy, Incorporated's Executive     Reliant Resources, Inc.        333-48038       10.30
             Life Insurance Plan effective January 1,     Registration Statement on
             1994, including the first and second         Form S-1
             amendments thereto (Reliant Resources has
             adopted certain obligations under this plan
             with respect to some of its officers).

*10.31     - Employment and Supplemental Benefits         Reliant Resources, Inc.        333-48038       10.31
             Agreement dated September 4, 1984 between    Registration Statement on
             Reliant Energy, Incorporated and Hugh Rice   Form S-1
             Kelly (Reliant Resources has adopted
             Reliant Energy, Incorporated's obligations
             under this agreement).

10.32      - REPGB Stranded Cost Settlement Agreement     Reliant Resources, Inc.'s        1-16455       10.32
                                                          Annual Report on Form 10-K
                                                          for the year ended December
                                                          31, 2001

*10.33     - Retention Agreement effective May 4,         Reliant Resources, Inc.'s        1-16455       10.33
             2001 between Reliant Resources, Inc. and     Annual Report on Form 10-K
             R. Steve Letbetter                           for the year ended December
                                                          31, 2001

*10.34     - Retention Agreement effective May 4,         Reliant Resources, Inc.'s        1-16455       10.34
             2001 between Reliant Resources, Inc. and     Annual Report on Form 10-K
             Robert W. Harvey                             for the year ended December
                                                          31, 2001

*10.35     - Retention Agreement effective May 4,         Reliant Resources, Inc.'s        1-16455       10.35
             2001 between Reliant Resources, Inc. and     Annual Report on Form 10-K
             Stephen W. Naeve                             for the year ended December
                                                          31, 2001

*10.36     - Retention Agreement effective May 4,         Reliant Resources, Inc.'s        1-16455       10.36
             2001 between Reliant Resources, Inc. and     Annual Report on Form 10-K
             Joe Bob Perkins                              for the year ended December
                                                          31, 2001

*10.37     - Reliant Resources, Inc. Transition Stock     Reliant Resources, Inc.'s        1-16455       10.37
             Plan, effective May 4, 2001                  Annual Report on Form 10-K
                                                          for the year ended December
                                                          31, 2001

10.38      - Form of Amended and Restated                 Reliant Resources, Inc.'s        1-16455       10.38
             Construction Agency Agreement for            Annual Report on Form 10-K
             a Facility                                   for the year ended December
                                                          31, 2001

10.39      - Form of Amended and Restated Guaranty        Reliant Resources, Inc.'s        1-16455       10.39
             regarding Restated Construction Agency       Annual Report on Form 10-K
             Agreement                                    for the year ended December
                                                          31, 2001

21.1       - Subsidiaries of Reliant Resources, Inc.      Reliant Resources, Inc.'s        1-16455       21.1
                                                          Annual Report on Form 10-K
                                                          for the year ended December
                                                          31, 2001

+23.1      - Consent of Deloitte & Touche LLP

+99.1      - Chairman and Chief Executive Officer Certification Pursuant to
             Section 906 of the Sarbanes-Osley Act of 2002 (Subsections (a) and
             (b) of Section 1350, Chapter 63 of Title 18, United States Code)

+99.2      - Executive Vice President and Chief Financial Officer Certification
             Pursuant to Section 906 of the Sarbanes-Osley Act of 2002
             (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,
             United States Code)


                               INDEX TO EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION
------       -----------
23.1       - Consent of Deloitte & Touche LLP


99.1       - Chairman and Chief Executive Officer Certification Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
             (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.2       - Executive Vice President and Chief Financial Officer Certification
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,
             United States Code)