Form 10-Q
period 2002-09-30
RELIANT RESOURCES INC
filed 2002-11-15
CIK 1126294

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ______________ to _______________

                         ------------------------------

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

                                 (713) 497-3000
              (Registrant's telephone number, including area code)


                         ------------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 8, 2002, Reliant Resources, Inc. (Reliant Resources) had 290,441,403 shares of common stock outstanding excluding 9,362,597 shares held as treasury stock.

                             RELIANT RESOURCES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION


              Item 1. Financial Statements

                      Statements of Consolidated Income (unaudited)
                      Three and Nine Months Ended September 30, 2001 (as restated) and 2002.......................1

                      Consolidated Balance Sheets (unaudited)
                      December 31, 2001 and September 30, 2002....................................................2

                      Statements of Consolidated Cash Flows (unaudited)
                      Nine Months Ended September 30, 2001 and 2002...............................................4

                      Notes to Unaudited Consolidated Financial Statements........................................5

              Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......47

              Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................73


              Item 4. Controls and Procedures....................................................................75


PART II.      OTHER INFORMATION

              Item 1. Legal Proceedings..........................................................................76

              Item 5. Other Information..........................................................................76

              Item 6. Exhibits and Reports on Form 8-K...........................................................77

                          PART I. FINANCIAL INFORMATION

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                            SEPTEMBER 30,
                                                           --------------------------------        --------------------------------
                                                               2001                 2002               2001                2002
                                                           -------------        -----------        -------------        -----------
                                                           (AS RESTATED)                           (AS RESTATED)
Revenues ...........................................        $ 2,399,819         $ 5,236,855         $ 5,355,007         $ 9,220,825
Trading margins (See Note 3) .......................             61,869             118,375             311,478             291,031
                                                            -----------         -----------         -----------         -----------
  Total ............................................          2,461,688           5,355,230           5,666,485           9,511,856
                                                            -----------         -----------         -----------         -----------

EXPENSES:
  Fuel and cost of gas sold ........................            476,532             495,711           1,744,606           1,083,043
  Purchased power ..................................          1,308,183           3,863,918           2,190,671           6,062,458
  Accrual for payment to CenterPoint Energy, Inc. ..                 --              89,000                  --              89,000
  Operation and maintenance ........................            138,922             259,139             385,610             673,622
  General, administrative and development ..........            114,099             223,869             406,846             503,805
  Depreciation .....................................             36,094             134,962              96,675             303,865
  Amortization .....................................             35,774               6,561              82,669              14,962
                                                            -----------         -----------         -----------         -----------
      Total ........................................          2,109,604           5,073,160           4,907,077           8,730,755
                                                            -----------         -----------         -----------         -----------
OPERATING INCOME ...................................            352,084             282,070             759,408             781,101
                                                            -----------         -----------         -----------         -----------
OTHER INCOME (EXPENSE):
  Gain (loss) from investments, net ................              3,700              (2,338)             15,015               2,493
  Income from equity investments in unconsolidated
    subsidiaries ...................................              2,132                 955              66,482              10,263
  Other, net .......................................                250              10,487               7,152              14,081
  Interest expense .................................             (8,355)           (103,130)            (52,220)           (208,974)
  Interest income ..................................              3,010              11,183              18,360              19,493
  Interest income - affiliated companies, net ......             11,319                 570               7,888               4,754
                                                            -----------         -----------         -----------         -----------
    Total other income (expense) ...................             12,056             (82,273)             62,677            (157,890)
                                                            -----------         -----------         -----------         -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ................................            364,140             199,797             822,085             623,211
INCOME TAX EXPENSE .................................            150,279             142,063             300,976             290,146
                                                            -----------         -----------         -----------         -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE            213,861              57,734             521,109             333,065
  Cumulative effect of accounting change, net of tax                 --                  --               3,062            (233,600)
                                                            -----------         -----------         -----------         -----------
NET INCOME .........................................        $   213,861         $    57,734         $   524,171         $    99,465
                                                            ===========         ===========         ===========         ===========

BASIC EARNINGS PER SHARE:
  Income before cumulative effect of accounting
    change .........................................        $      0.71         $      0.20         $      1.92         $      1.15
  Cumulative effect of accounting change, net of tax                 --                  --                0.01               (0.81)
                                                            -----------         -----------         -----------         -----------
       Net Income ..................................        $      0.71         $      0.20         $      1.93         $      0.34
                                                            ===========         ===========         ===========         ===========

DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of accounting
    change .........................................        $      0.71         $      0.20         $      1.91         $      1.14
  Cumulative effect of accounting change, net of tax                 --                  --                0.01               (0.80)
                                                            -----------         -----------         -----------         -----------
       Net Income ..................................        $      0.71         $      0.20         $      1.92         $      0.34
                                                            ===========         ===========         ===========         ===========

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                         DECEMBER 31,         SEPTEMBER 30,
                                                                                             2001                 2002
                                                                                         ------------         -------------
CURRENT ASSETS:
  Cash and cash equivalents ..............................................               $    118,453         $  1,443,605
   Restricted cash .......................................................                    167,421              447,087
  Accounts and notes receivable, principally customer, net ...............                  1,167,870            1,270,346
   Accrued unbilled revenues .............................................                     14,270              418,585
  Note receivable related to receivable facility .........................                         --              253,928
  Accounts and notes receivable - affiliated companies, net ..............                    415,081                   --
  Fuel stock and petroleum products ......................................                    109,036              218,782
  Materials and supplies .................................................                     64,999              117,787
   Stranded costs settlement receivable ..................................                    201,503                   --
  Trading and marketing assets ...........................................                  1,611,393            1,376,817
  Non-trading derivative assets ..........................................                    392,900              370,464
  Margin deposits on energy trading and hedging activities ...............                    213,727              284,086
  Collateral for electric generating equipment ...........................                    141,701                   --
  Prepayments and other current assets ...................................                    126,936              179,851
                                                                                         ------------         ------------
    Total current assets .................................................                  4,745,290            6,381,338
                                                                                         ------------         ------------

Property, plant and equipment ............................................                  4,834,122            9,494,171
Less accumulated depreciation ............................................                   (275,729)            (525,810)
                                                                                         ------------         ------------
    Property, plant and equipment, net ...................................                  4,558,393            8,968,361
                                                                                         ------------         ------------

OTHER ASSETS:
  Goodwill, net ..........................................................                    891,061            2,157,244
  Air emissions regulatory allowances and other intangibles, net .........                    315,438              402,704
  Notes receivable - affiliated companies, net ...........................                     30,278                   --
  Trading and marketing assets ...........................................                    446,610              551,308
  Non-trading derivative assets ..........................................                    254,168              271,375
  Equity investments in unconsolidated subsidiaries ......................                    386,841              288,297
  Stranded costs indemnification receivable ..............................                    203,693              225,931
  Accumulated deferred income taxes ......................................                     46,322                   --
  Prepaid lease ..........................................................                    121,699              214,809
  Restricted funds for stranded costs ....................................                         --                1,514
  Collateral for electric generating equipment ...........................                     88,268                   --
  Other ..................................................................                    203,645              216,541
                                                                                         ------------         ------------
    Total other assets ...................................................                  2,988,023            4,329,723
                                                                                         ------------         ------------
      TOTAL ASSETS .......................................................               $ 12,291,706         $ 19,679,422
                                                                                         ============         ============

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          DECEMBER 31,        SEPTEMBER 30,
                                                                                              2001                2002
                                                                                          ------------        -------------
CURRENT LIABILITIES:
  Current portion of long-term debt ...........................................           $     23,769         $     31,768
  Short-term borrowings .......................................................                296,769            5,284,717
  Accounts payable, principally trade .........................................              1,002,326            1,315,417
  Trading and marketing liabilities ...........................................              1,478,336            1,265,655
  Non-trading derivative liabilities ..........................................                399,277              376,801
  Accumulated deferred income taxes ...........................................                 37,034              115,891
  Margin deposits from customers on energy trading and hedging activities .....                144,700               66,602
  Other .......................................................................                253,800              468,577
                                                                                          ------------         ------------
        Total current liabilities .............................................              3,636,011            8,925,428
                                                                                          ------------         ------------
OTHER LIABILITIES:
  Accumulated deferred income taxes ...........................................                     --              344,553
  Trading and marketing liabilities ...........................................                361,786              437,966
  Non-trading derivative liabilities ..........................................                639,211              433,274
  Major maintenance reserve ...................................................                 16,784               20,882
  Accrual for payment to CenterPoint Energy, Inc. .............................                     --               89,000
  Non-derivative stranded costs liability .....................................                203,693              225,931
  Benefit obligations .........................................................                127,012              148,748
  Other .......................................................................                455,865              386,904
                                                                                          ------------         ------------
        Total other liabilities ...............................................              1,804,351            2,087,258
                                                                                          ------------         ------------
LONG-TERM DEBT ................................................................                867,712            2,425,140
                                                                                          ------------         ------------
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY:
  Preferred stock (125,000,000 shares authorized; none outstanding) ...........                     --                   --
  Common stock (2,000,000,000 shares authorized; 299,804,000 issued and
    outstanding, respectively) ................................................                     61                   61
  Additional paid-in capital ..................................................              5,777,169            5,797,057
  Treasury stock at cost, 11,000,000 shares and 9,364,221 shares ..............               (189,460)            (161,333)
  Retained earnings ...........................................................                557,451              656,916
  Accumulated other comprehensive loss ........................................               (161,589)             (51,105)
                                                                                          ------------         ------------
        Stockholders' equity ..................................................              5,983,632            6,241,596
                                                                                          ------------         ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................           $ 12,291,706         $ 19,679,422
                                                                                          ============         ============

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              -------------------------------
                                                                                                 2001                2002
                                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................................        $   524,171         $    99,465
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ....................................................            179,344             318,826
    Deferred income taxes ............................................................             (8,071)            299,982
    Net trading and marketing assets and liabilities .................................            (43,122)            (13,994)
    Net non-trading derivative assets and liabilities ................................             (1,759)            (52,886)
    Amortization of contractual rights and obligations ...............................                 --             (50,128)
    Curtailment and related benefit enhancement ......................................             99,523                  --
    Accounting settlement for certain benefit plans ..................................                 --              47,356
    Accrual for payment to CenterPoint Energy, Inc. ..................................                 --              89,000
    Undistributed earnings of unconsolidated subsidiaries ............................            (31,884)             (7,612)
    Gain on settlement of stranded costs contracts ...................................                 --            (109,000)
    Cumulative effect of accounting change ...........................................             (3,062)            233,600
    Changes in other assets and liabilities, net of effects of acquisitions:
      Restricted cash ................................................................             50,000              56,650
      Accounts and notes receivable and unbilled revenue, net ........................            332,181            (354,577)
      Accounts receivable/payable - affiliated companies, net ........................            111,472              26,603
      Inventory ......................................................................            (52,779)           (103,552)
      Collateral for electric generating equipment, net ..............................            (62,366)            136,013
      Margin deposits on energy trading activities, net ..............................            123,995            (147,267)
      Net non-trading derivative assets and liabilities ..............................            (74,879)           (147,204)
      Prepaid lease obligation .......................................................           (195,239)            (93,309)
      Other current assets ...........................................................             56,954              (5,019)
      Other assets ...................................................................            (31,563)            (32,059)
      Accounts payable ...............................................................           (979,614)            162,385
      Taxes accrued ..................................................................            185,073              41,667
      Other current liabilities ......................................................             63,424              21,268
      Other liabilities ..............................................................             27,435             (74,999)
     Other, net ......................................................................             (7,489)            (21,865)
                                                                                              -----------         -----------
        Net cash provided by operating activities ....................................            261,745             319,344
                                                                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................................................           (719,577)           (474,974)
  Business acquisitions, net of cash acquired ........................................                 --          (2,963,801)
  Distribution from equity investment in unconsolidated subsidiary ...................                 --             137,475
  Other, net .........................................................................             10,675                  27
                                                                                              -----------         -----------
        Net cash used in investing activities ........................................           (708,902)         (3,301,273)
                                                                                              -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .......................................................                 --              22,324
  Proceeds from issuance of stock, net ...............................................          1,697,848                  --
  Purchase of treasury stock .........................................................            (20,420)                 --
  Payments of long-term debt .........................................................             (2,286)           (229,785)
  Increase in short-term borrowings, net .............................................            184,779           4,109,925
  Change in notes with affiliated companies, net .....................................         (1,234,444)            385,652
  Contributions from owner ...........................................................              9,441                  --
  Other, net .........................................................................                 (3)             13,120
                                                                                              -----------         -----------
        Net cash provided by financing activities ....................................            634,915           4,301,236
                                                                                              -----------         -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .........................             (5,865)              5,845
                                                                                              -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ............................................            181,893           1,325,152
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................................             89,755             118,453
                                                                                              -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................        $   271,648         $ 1,443,605
                                                                                              ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized) ..............................................        $    63,692         $   198,279
  Income taxes .......................................................................            116,716               6,743

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BACKGROUND AND BASIS OF PRESENTATION

         Included in this Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Resources, Inc. (Reliant Resources), together with its subsidiaries (collectively, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the amended annual report on Form 10-K/A (Amendment No. 2) of Reliant Resources (Reliant Resources Form 10-K/A) for the year ended December 31, 2001 filed on November 12, 2002, the Quarterly Report on Form 10-Q of Reliant Resources for the quarter ended March 31, 2002 (First Quarter 10-Q) and the Quarterly Report on Form 10-Q of Reliant Resources for the quarter ended June 30, 2002 (Second Quarter 10-Q).

RESTATEMENT

         Also as more fully described in Note 1 to the Consolidated Financial Statements included in the Reliant Resources Form 10-K/A (Reliant Resources 10-K/A Notes), Reliant Resources determined on May 9, 2002 that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price. The personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees (Audit Committees) of each of the Board of Directors of Reliant Resources and Reliant Energy, Incorporated (Reliant Energy) also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.

         Prior to the third quarter of 2002, the Company reported all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both the Company's revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e., they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on the Company's reported cash flows, operating income or net income.

         Based on the Company's review, the Company determined that it engaged in such round trip trades in 1999, 2000 and 2001. The results of the Audit Committees' investigation were consistent with the results of the Company's review. The round trip trades were for 20 million megawatt hours (MWh) of power and 61 MWh of power for the three and nine months ended September 30, 2001, respectively, and 46 Billion cubic feet (Bcf) of natural gas for the nine months ended September 30, 2001.

         These round trip trades collectively had the effect of increasing each of revenues and purchased power expense by $847 million for the three months ended September 30, 2001 and increasing revenues, fuel and cost of gas sold expense and purchased power expense by $3.5 billion, $180 million and $3.3 billion, respectively, for the nine months ended September 30, 2001.

         In the course of the Company's review, the Company also identified and determined that it should record on a net basis several transactions for energy related services (not involving round trip trades) that totaled $13 million and $30 million for the three and nine months ended September 30, 2001, respectively. These transactions were originally recorded on a gross basis.

         In addition, during the May 2001 through September 2001 time frame, the Company entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (four structured transactions). The four structured transactions were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. Each series of contracts in a structure were executed with the same counterparty. The contracts in each structure were offsetting in the aggregate in terms of physical attributes. The transactions that settled during the three and nine months ended September 30, 2001 were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $700 million of revenues, $206 million in fuel and cost of gas sold and $494 million of purchased power expense, and $1.0 billion of revenues, $367 million in fuel and cost of gas sold and $656 million of purchased power expense being recognized in each period, respectively. These transactions should have been accounted for on a net basis.

         The consolidated financial statements for the three and nine months ended September 30, 2001 have been restated from amounts previously reported to reflect the transactions discussed above on a net basis. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement are as follows for the three and nine months ended September 30, 2001: (Note - Those line items for which no change in amounts are shown were not affected by the restatement.)

                                            THREE MONTHS ENDED SEPTEMBER 30, 2001
                                            -------------------------------------
                                                                   AS PREVIOUSLY
                                             AS RESTATED          REPORTED (1)(2)
                                            --------------        ---------------
                                                        (IN MILLIONS)
Total Revenues .........................        $ 2,462              $ 4,070
Expenses:
  Fuel and cost of gas sold ............            476                  737
  Purchased power ......................          1,308                2,655
  Other expenses .......................            326                  326
                                                -------              -------
    Total ..............................          2,110                3,718
                                                -------              -------
Operating Income .......................            352                  352
Other Income, net ......................             12                   12
Income Tax Expense .....................           (150)                (150)
                                                -------              -------
Net Income .............................        $   214              $   214
                                                =======              =======

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                      ------------------------------------
                                                                                           AS PREVIOUSLY
                                                                      AS RESTATED         REPORTED (1)(2)
                                                                      ------------       -----------------
                                                                                (IN MILLIONS)
Total Revenues ..................................................        $ 5,666             $ 10,230
Expenses:
  Fuel and cost of gas sold .....................................          1,744                2,313
  Purchased power ...............................................          2,190                6,185
  Other expenses ................................................            973                  973
                                                                         -------             --------
    Total .......................................................          4,907                9,471
                                                                         -------             --------
Operating Income ................................................            759                  759
Other Income, net ...............................................             63                   63
Income Tax Expense ..............................................           (301)                (301)
                                                                         -------             --------
Income Before Cumulative Effect of Accounting Change ............            521                  521
Cumulative Effect of Accounting Change, net of tax ..............              3                    3
                                                                         -------             --------
Net Income ......................................................        $   524             $    524
                                                                         =======             ========

------------

(1) Beginning with the quarter ended September 30, 2002, the Company now reports all energy trading and marketing activities on a net basis as allowed by Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts involved in Energy Trading and Risk Management Activities" (EITF No. 98-10). Comparative financial statements for prior periods have been reclassified to conform to this presentation. For information regarding the presentation of trading and marketing activities on a net basis, see Note 3. Revenues, fuel and cost of gas sold expense and purchased power expense have been reclassified to conform to this presentation.

(2) In the fourth quarter 2001, the Company changed the classification of receipts of business interruption insurance claims from other non-operating income to operating revenues. Receipts of $1 million and $5 million for the three and nine months ended September 30, 2001, respectively, have been reclassified to conform to this presentation.

         The restatement did not impact earnings per share for 2001 or the Statement of Consolidated Cash Flows for 2001.

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

         Also as more fully described in Note 1 to the Reliant Resources 10-K/A Notes, during the fourth quarter of 2000, two power generation swap contracts with a fair value of $261 million were terminated and replaced with a substantially similar contract providing for physical delivery and designated to hedge electric generation. The termination of the original contracts and execution of the replacement contract represented a substantive modification to the original contract. As a result, upon termination of the original contracts, a contractual liability representing the fair value of the original contracts and a deferred asset of equal amount should have been recorded. As of January 1, 2001, in connection with the adoption of SFAS No. 133, the deferred asset should have been recorded as a transition adjustment to other comprehensive loss totaling $170 million. The liability and transition adjustment should have been amortized on a straight-line basis over the term of the power generation contract replacing the terminated power generation contracts (through May 2004). The Company previously did not give accounting recognition to these transactions. As a result, the Company restated its Consolidated Balance Sheets as of December 31, 2000 and 2001 and the Statement of Consolidated Stockholder's Equity and Comprehensive Income for the year ended December 31, 2001 in the Reliant Resources Form 10-K/A. The Company has restated its comprehensive income disclosure for the three and nine months ended September 30, 2001 from amounts previously reported, to effect this transaction as described above. The restatement increased comprehensive income by $14 million from a total comprehensive income of $40 million, as previously reported, to $54 million, as restated, for the three months ended September 30, 2001 and decreased comprehensive income by $132 million (including the $170 million transition adjustment discussed above) from a total comprehensive income of $608 million, as previously reported, to $476 million, as restated, for the nine months ended September 30, 2001. The restatement had no impact on the Company's reported consolidated cash flows, operating income or net income.

         Furthermore, in September 2002, during the Company's review of certain trading transactions in connection with various pending investigations, the Company identified four natural gas financial swap transactions that should not have been recorded in the Company's records. The Company has concluded, based on the offsetting nature of the transactions and manner in which the transactions were documented, that none of the transactions should have been given accounting recognition. The Company accounted for the transactions in its financial statements as a reduction in revenues in December 2000 and an increase in revenues in January 2001, with the effect of decreasing net income in the fourth quarter of 2000 and increasing net income in the first quarter of 2001, in each case by $20.0 million pre-tax ($12.7 million after-tax), and the effect of increasing basic and diluted earnings per share by $0.05 in the first quarter of 2001. There were no cash flows associated with the transactions. The Company has further concluded, after considering both qualitative and quantitative factors, that a restatement of its financial statements for this item is not required. However, on November 12, 2002, the Company amended its annual report on Form 10-K/A for the year ended December 31, 2001 to disclose this transaction in its unaudited quarterly information footnote to the consolidated financial statements (see Note 15 to the Reliant Resources 10-K/A Notes).

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

         This basis of accounting in the Interim Financial Statements contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business, which in turn is dependent upon the Company's ability to successfully execute its refinancing plans, as described in Note 2. The Company expects to successfully execute its refinancing plans; accordingly, management believes it will be able to meet its obligations in a manner consistent with this accounting treatment. However, there can be no assurance that the Company will be successful in executing its refinancing plans. If the Company is unable to complete the necessary future refinancings on acceptable terms and conditions, given the magnitude of the refinancings the Company may be forced to consider a reorganization under the protection of bankruptcy laws. For discussion of the Company's refinancing plans, see Note 2.

         The Company records gross revenue for energy sales and services related to its electric power generation facilities under the accrual method and these revenues generally are recognized upon delivery. Electric power and other energy services are sold at market-based prices through existing power exchanges or through third-party contracts. The Company records gross revenue for energy sales and services to retail customers under the accrual method and these revenues generally are recognized upon delivery, except for sales to large commercial, industrial and institutional customers under contract. Energy sales and services related to its electric power generation facilities and to retail customers not billed by month-end are accrued based upon estimated energy and services delivered.

         The Company's energy trading, marketing, power origination and risk management services activities and sales of electricity to large commercial, industrial and institutional customers under contract are accounted for under the mark-to-market method of accounting. Under the mark-to-market method of accounting, derivative instruments and contractual commitments are recorded at fair value in revenues upon contract execution. The net changes in their fair values are recognized in the Statements of Consolidated Income as revenues in the period of change. Trading and marketing revenues related to the sale of natural gas, electric power and other energy related commodities are recorded on a net basis. For information regarding the Company's adoption of EITF No. 02-03 and the presentation of trading and marketing activities on a net basis beginning in the quarter ending September 30, 2002, see Note 3. For additional discussion regarding trading and marketing revenue recognition and the related estimates and assumptions that can affect reported amounts of such revenues, see
Note 6 to the Reliant Resources 10-K/A Notes.

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

         The Company's effective tax rate for the three and nine months ended September 30, 2002 varied from the historical customary statutory rate as a result of an additional United States federal tax provision for future cash distributions from an European equity investment, adjustments to state income taxes primarily due to Texas franchise tax associated with the Company's retail energy operations, and valuation allowances that increased due to losses incurred by the Company's European Energy segment trading and origination operations.

         The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations of the Company for the respective periods. Amounts reported in the Statements of Consolidated Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuation in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures, (d) acquisitions and dispositions of businesses, assets and other interests and (e) changes in interest expense. In addition, certain amounts from the prior period have been reclassified to conform to the Company's presentation of financial statements in the current period. These reclassifications do not affect the earnings of the Company.

         The following Reliant Resources 10-K/A Notes relate to certain contingencies. See applicable note in the Reliant Resources 10-K/A Notes.

         Notes to Consolidated Financial Statements included in the Reliant Resources Form 10-K/A: Note 4 (Related Party Agreements - Agreements Between Reliant Energy and the Company), Note 5 (Business Acquisitions), Note 6 (Derivative Instruments), Note 13 (Commitments and Contingencies), Note 17 (Bankruptcy of Enron Corp. and its Affiliates) and Note 19 (Subsequent Events).

         For information regarding certain legal, regulatory proceedings and environmental matters, see Note 12.

         Reliant Energy adopted a business separation plan in response to the Texas Electric Choice Plan (Texas electric restructuring law) adopted by the Texas legislature in June 1999. The Texas electric restructuring law substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition with respect to all customer classes beginning in January 2002. Under its business separation plan filed with the Public Utility Commission of Texas (Texas Utility Commission), Reliant Energy transferred substantially all of its unregulated businesses to the Company in order to separate its regulated and unregulated operations. In accordance with the plan, the Company completed its initial public offering
(IPO) of nearly 20% of its common stock in May

2001 and received net proceeds from the IPO of $1.7 billion. For additional information regarding the IPO, see Note 1 and Note 9(a) to the Reliant Resources 10-K/A Notes.

         CenterPoint Energy, Inc. (CenterPoint Energy) was formed on August 31, 2002 as the new holding company of Reliant Energy. CenterPoint Energy is a diversified international energy services and energy delivery company that owned the majority of Reliant Resources outstanding common stock prior to September 30, 2002. On September 30, 2002, CenterPoint Energy distributed all of the 240 million shares of Reliant Resources common stock it owned to its common shareholders of record as of the close of business on September 20, 2002 (Distribution). The Distribution completed the separation of Reliant Resources and CenterPoint Energy into two separate publicly held companies.

(2)      REFINANCING AND LIQUIDITY ISSUES

         During the first nine months of 2002, many factors negatively impacted the Company. These factors include weaker pricing for capacity, ancillary services and power, coupled with a narrowing of the spread between power prices and natural gas fuel costs (spark spread) in the United States; market contraction, reduced volatility and reduced liquidity in the power trading markets in the United States and Northwest Europe; downgrades in the Company's credit ratings to below investment grade by each of the major rating agencies; various legal and regulatory investigations and proceedings (see Notes 1 and 12); reduced market confidence in the Company's financial reporting in light of previous restatements and amendments; reduced access to capital and increased demands for collateral in connection with the Company's trading, hedging and commercial obligations; the decline in market prices of the Company's common stock; and continued weakness in the United States economy generally. Many of these factors are discussed in more detail below.

         Refinancing Issues. As of September 30, 2002, the Company had approximately $6.6 billion of credit facilities that will mature prior to September 30, 2003, including $5.2 billion prior to March 31, 2003. In October 2002, $1.6 billion of these credit facilities was refinanced as further discussed below and Note 16(b). The Company expects to extend or replace the remaining facilities. However, in light of the negative factors summarized above and the current credit environment, the Company believes that any extended or replacement facilities are likely to, as compared to the current facilities: include higher interest rates; more significantly restrict the use of the Company's cash; require collateral or additional collateral, as the case may be, as security; and otherwise contain more restrictive terms associated with loans to non-investment grade borrowers. If the Company is unable to extend or replace these facilities on acceptable terms and conditions, given the magnitude of the refinancings, the Company may be forced to consider other alternatives, including a reorganization under the protection of bankruptcy laws.

         The following table provides a summary of the amounts owed and amounts available as of September 30, 2002 under the Company's various credit facilities.

                                                                                               EXPIRING
                                                    TOTAL                                         BY
                                                  COMMITTED    DRAWN   LETTERS OF   UNUSED     SEPTEMBER
                                                    CREDIT     AMOUNT    CREDIT     AMOUNT     30, 2003       EXPIRATION DATE
                                                  ---------    ------  ----------   ------     ---------     ----------------
                                                                             (IN MILLIONS)
RELIANT RESOURCES:
  Orion acquisition
    term loan ......................................$2,908     $2,908     $ --       $ --       $2,908           February 2003
  364-day revolver/
    term loan ......................................   800        800       --         --          800            August 2003
  Three-year revolver ..............................   800        569      218         13           --            August 2004
WHOLESALE ENERGY:
  Orion Power and
    Subsidiaries:
    Orion Power ....................................    62         51       11         --           62(1)        December 2002
    Orion MidWest .................................. 1,063      1,048       15         --        1,063(1)         October 2002
    Orion NY .......................................   442        412       10         20          442(1)        December 2002
                                                                                                                October 2002 -
    Liberty Project ................................   292        270       17          5            8             April 2026
  Reliant Energy
    Channelview LP:
    Equity bridge ..................................    92         92       --         --           92           November 2002
    Construction term
      loan and working capital                                                                                  October 2002 -
      facility .....................................   383        348       --         35            3(2)          July 2024
  REMA letter of credit
    facility .......................................    51         --       38         13           51            August 2003
EUROPEAN ENERGY:
  Reliant Energy Capital
    Europe, Inc ....................................   592        592       --         --          592(3)          March 2003
  REPGB 364-day revolver ...........................   182         35       17        130          182(3)          July 2003
  REPGB letter of
    credit facility ................................   420         --      271        149          420(3)          July 2003
                                                    ------     ------     ----       ----       ------
Total ..............................................$8,087     $7,125     $597       $365       $6,623
                                                    ======     ======     ====       ====       ======

------------

(1) As discussed in Note 16(b), these Orion Power and subsidiaries credit facilities were restructured in October 2002.

(2) Excludes $369 million of facilities expiring in November 2002 as borrowings under such facilities are convertible into a long-term loan.

(3) The results of the Company's European Energy segment are consolidated on a one-month lag basis.

         During October 2002, the Company restructured (a) the Orion Power Holdings, Inc. (Orion Power) revolving senior credit facility that matured in December 2002, (b) the Orion Power MidWest, LP (Orion MidWest) credit facility that matured in October 2002 and (c) the Orion Power New York, LP (Orion NY) credit facility that matured in December 2002. As part of this restructuring, the Orion Power revolving credit facility was terminated, and the Orion MidWest and Orion NY credit facilities were extended until October 2005. For further information regarding this restructuring, please read Note 16(b).

         It is Reliant Resources' current expectation to invest equity or subordinated debt in Reliant Energy Channelview LP totaling $92 million using cash on hand during November 2002. Reliant Energy Channelview LP must use the funds from this debt or equity investment to repay its equity bridge loan totaling $92 million during November 2002.

         The Company's $2.9 billion term loan to finance the purchase of Orion Power was funded on February 19, 2002. This term loan must be repaid within one year from the date on which it was funded, or February 19, 2003. The Company is currently negotiating with the lead banks regarding the appropriate terms and conditions for an extension of the maturity of this loan. The Company expects to complete this extension on or before the maturity. The Company anticipates that the banks will require that the loan be collateralized, contain additional and more restrictive covenants, have higher interest rates or fees or contain other provisions that may be dilutive to stockholders.

         In August 2002, the Company exercised its option to convert its $800 million 364-day revolving facility to a one-year term loan with a maturity of August 22, 2003. The Company expects to extend and/or refinance this facility, as well as the $800 million three-year revolver that expires in August 2004, in conjunction with any extension of the $2.9 billion Orion acquisition term loan on terms and conditions substantially similar to any extended $2.9 billion Orion acquisition loan.

         The Company is considering the possibility of requesting equity and debt participants under the credit agreement related to its construction agency agreements to restructure and extend the maturity of the existing commitments in connection with the proposed extensions/refinancings described above. For further discussion of the construction agency agreements, see Note 12(f). To the extent that the Company is successful in such effort, it expects that such equity and debt participants under the credit agreements to the construction agency agreement may require additional collateral, additional and more restrictive covenants, and higher interest rates and fees.

         The Euro 600 million (approximately $592 million) term loan facility at Reliant Energy Capital Europe, Inc. (RECE) matures on March 1, 2003. Preliminary work has commenced on the refinancing of this term loan facility. The Company anticipates the completion of such refinancing during the first quarter of 2003.

         In addition, the Company has various other facilities that mature over the next twelve months. The Company anticipates refinancing or replacing the Reliant Energy Mid-Atlantic (REMA) letter of credit facility totaling $51 million maturing in August 2003, the Reliant Energy Power Generation Benelux (REPGB) 364-day revolver totaling Euro 184 million maturing in July 2003 and the REPGB letter of credit facility totaling $420 million maturing in July 2003 prior to their maturity, to the extent it continues to need access to this amount of committed credit. The Company anticipates that the lenders may require that these facilities be secured, contain additional and more restrictive covenants and have higher interest rates and fees.

         Credit Ratings. During the third quarter of 2002, each of the major rating agencies downgraded the Company's credit ratings to sub-investment grade. Credit ratings impact the Company's ability to obtain short- and long-term financing, the execution of its commercial strategies and the cost of financing because many of the Company's credit facilities have fees and interest rate margins based on the Company's credit rating. As of November 8, 2002, the Company's credit ratings for its senior unsecured debt were as follows:

DATE ASSIGNED              RATING AGENCY         RATING              RATING DESCRIPTION
------------------       -----------------       ------       ---------------------------------------
July 31, 2002            Moody's                   Ba3        Review for potential downgrade
September 13, 2002       Standard & Poor's         BB+        Credit watch with negative implications
September 18, 2002       Fitch                     BB         Rating watch negative

         The credit ratings of the Company's subsidiaries have been affected as well. As of November 8, 2002, the REMA lease certificates were rated BB+ by Standard & Poor's and Baa3 by Moody's. The ratings remain on credit watch with negative implications and review for possible downgrade, respectively. As of November 8, 2002, the RECE senior unsecured bank credit facility was rated Ba3 by Moody's. The rating remains on review for possible downgrade. The Standard & Poor's issuer rating was BB+ and remains on credit watch with negative implications. As of November 8, 2002, the long-term issuer rating assigned by Moody's to REPGB was Baa2 and remains on review for possible downgrade. The senior unsecured bank loan rating assigned by Standard & Poor's was BBB- and remains on credit watch with negative implications. As of November 8, 2002, the Moody's senior unsecured debt rating for Orion Power was Ba3. The rating remains on review for possible downgrade. Standard & Poor's senior unsecured debt and issuer ratings for Orion Power were BB- and BB+, respectively. These ratings remain on credit watch with negative implications.

         The Company cannot assure that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered again. As discussed above, the Company expects to provide additional collateral as security to obtain future financings and refinancings which may adversely affect the Company's current credit ratings thereby increasing the cost of future financings or refinancings. The Company notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised or withdrawn at any time by such rating agency. Each rating should be evaluated independently of any other rating. Any future incremental reduction or withdrawal of one or more of the Company's credit ratings could have a material adverse impact on its ability to access capital on acceptable terms, including its ability to refinance debt obligations as they mature. The Company's financial and operational flexibility is likely to be reduced as a result of more restrictive covenants, the requirement for security and other terms that are typically imposed on sub-investment grade borrowers as further discussed above.

         The Company could be adversely impacted by its downgrade to sub-investment grade in connection with certain commercial agreements. These commercial arrangements primarily include: (a) commercial contracts and/or guarantees related to the Company's wholesale and retail trading, marketing, risk management and hedging activities and (b) surety bonds and contractual obligations related to the development and construction or refurbishment of power plants and related facilities.

         In most cases, the consequences of ratings downgrades are limited to the requirement by the Company's counterparties that the Company provide credit support to the counterparties in the form of a pledge of cash collateral, a letter of credit or other similar credit support. In addition, certain of the Company's retail electricity contracts with large commercial, industrial and institutional customers of the Retail Energy segment permit the customers to terminate their contracts if the Company's unsecured debt ratings fall below investment grade or if its ratings are withdrawn entirely by a rating agency. As of November 8, 2002, no retail contracts have been terminated pursuant to these terms. In light of the credit rating downgrades, the Company is working with its various commercial counterparties to minimize the disruption to its normal commercial activities and to reduce the magnitude of the collateral the Company must post in support of its obligations to such counterparties.

         In addition, the Company has been involved in certain commercial activities (including term sales of electric energy or capacity from its generating facilities) that prospectively may not be feasible due to the Company's current credit and liquidity situation, among other factors. The credit downgrades have resulted also in more limited access to credit worthy counterparties to transact with and the need to make commercial concessions with counterparties as an inducement to do business with the Company. Given these factors, the Company has reduced the level of its trading, marketing and hedging activities, which could result in greater volatility in future earnings.

         On October 1, 2002, the Company's Retail Energy segment, through its subsidiary, entered into a master power contract with Texas Genco, LP (Texas Genco), a subsidiary of CenterPoint Energy, covering, among other things, the Company's purchases of capacity and/or energy from Texas Genco's generating units, under an unsecured line of credit. This contract contains covenants that restrict the activities of several of the Retail Energy segment's subsidiaries transacting business in Texas. These restrictions include limitations on the ability of these subsidiaries to (a) sell assets (including customers), consolidate or merge with other companies, including affiliated companies outside the Retail Energy segment; (b) grant liens on their properties; (c) borrow money in excess of agreed upon levels; (d) enter into or guaranty certain trading arrangements; and (e) incur liabilities outside the ordinary course of the Retail Energy segment's business. In addition, there are restrictions involving transactions with affiliates. Under some circumstances, the Company would be required to post collateral in favor of Texas Genco. The primary term of this contract ends on December 31, 2003.

         Other Liquidity Issues and Concerns. Currently, the Company is satisfying its capital requirements and other commitments primarily with cash from operations, cash on hand and borrowings available under its credit facilities. The following table summarizes the Company's credit capacity and liquidity position at September 30, 2002.

                                                         RELIANT        ORION       EUROPEAN
                                            TOTAL       RESOURCES     POWER (2)     ENERGY (3)     OTHER
                                            ------      ---------     ---------     ----------     -----
                                                                         (IN MILLIONS)
Total Committed Credit .............        $8,087        $4,508        $1,859        $1,194        $526
Outstanding Borrowings .............         7,125         4,277         1,781           627         440
Outstanding Letters of Credit ......           597           218            53           288          38
                                            ------        ------        ------        ------        ----
Unused Borrowing Capacity ..........           365            13            25           279          48
Cash and Cash Equivalents ..........         1,444         1,169            --            79         196
Restricted Cash(1) .................           447             7           380            60          --
                                            ------        ------        ------        ------        ----
Total Available Liquidity ..........        $2,256        $1,189        $  405        $  418        $244
                                            ======        ======        ======        ======        ====

----------

(1) Restricted cash includes cash at certain subsidiaries that is restricted by financing agreements, but is available to the applicable subsidiary to use to satisfy certain of its obligations.

(2) On October 30, 2002, Orion Power and its subsidiaries repaid approximately $144 million in borrowings with cash and restricted cash.

(3) The results of the Company's European Energy segment are consolidated on a one-month lag basis.

         Based on current commodity prices, the Company estimates that as of November 8, 2002, it could be required to post collateral of up to $478 million. This estimate could increase based on commodity prices and a reduction in the current credit rating of REPGB. As of November 8, 2002, the Company had posted cash collateral and letters of credit in the amount of $363 million and $629 million, respectively. Factors which could lead to an increase in the Company's actual posting of collateral include additional downgrades, adverse changes in the Company's industry or in reaction to the possible secured nature of any extension or refinancing of the Company's debt facilities. As of November 8, 2002, the Company had $1.2 billion in unrestricted available cash and cash equivalents and $5 million available under committed corporate credit facilities of the Company to support domestic requirements and $82 million in unrestricted available cash and cash equivalents and $165 million available under committed European facilities to support European operations. These amounts are currently available to meet working capital needs and possible future requirements for credit support related to the Company's credit ratings.

         Assuming successful extension or replacement of its credit facilities as they mature, the Company believes that its current level of cash and borrowing capability, along with its future anticipated cash flows from operations, will be sufficient to meet the liquidity needs of its business for the next twelve months. Under certain unfavorable commodity price scenarios, however, it is possible that the Company could experience inadequate liquidity.

         In order to enhance the Company's liquidity position, the Company may sell some of its assets. The Company has identified certain non-strategic generating assets for potential sale to enhance the Company's liquidity position. To date, the Company has not reached an agreement to dispose of assets nor has it contemplated any proceeds from asset sales in its current liquidity plan. Due to unfavorable market conditions in the wholesale power markets, there can be no assurance that the Company will be successful in disposing of generating assets at reasonable prices or on a timely basis.

         All of the Company's operations are conducted by its subsidiaries. The Company's cash flow and its ability to service certain of its indebtedness when due is dependent upon its receipt of cash dividends, distributions or other cash transfers. The terms of some of the Company's subsidiaries' indebtedness restrict their ability to pay dividends or make other restricted payments to the Company, and future financings at the Company's subsidiaries may contain, to avoid an event of default under these notes similar or even more stringent restrictions. Further, Reliant Resources may elect to make the interest payments on Orion Power's 12% senior notes to avoid an event of default under these notes, if, at the time of such payments are due, dividends are restricted under the Orion NY and Orion MidWest credit facilities, and funds generated by Orion Power's other subsidiaries or from other sources are insufficient to make such payments.

         As further discussed in Note 13(d) to the Reliant Resources Form 10-K/A, during the period from 1994 through 1997, under cross border lease transactions, REPGB leased several of its power plants and related equipment and turbines to non-Netherlands based investors. Pursuant to these transactions, REPGB is required, in specified situations, to post letters of credit. In the case of early termination of these contracts, REPGB would be contingently liable for some payments to the sublessors. Letters of credit have been posted as of September 30, 2002 in the total amount of $307 million. In the event that REPGB credit ratings fall one notch below their current levels, REPGB will be required to post an additional $45 million under the cross border leases. As of November 8, 2002, under its $420 million letter of credit facility, REPGB has unused letter of credit capacity of $113 million available for this purpose.

         As of September 30, 2002, the Company had forward-starting interest rate swaps having an aggregate notional amount of $500 million to hedge the interest rate on a portion of future offerings of long-term fixed-rate notes. The Company liquidated the swaps in November 2002 for $52 million. For additional information regarding the accounting related to these swaps, see Notes 4 and 16(d).

         In early 2004, the Company expects to pay to CenterPoint Energy approximately $155 million to $185 million, with a most probable estimate of $170 million, pursuant to the Texas electric restructuring law. For additional information, see Note 12(e).

         For additional information regarding Reliant Energy Desert Basin generating facility and the potential requirement of additional letters of credit, see Note 12(h).

         For additional information regarding Liberty Electric Power, LLC and Liberty Electric PA, LLC credit facility and related issues and concerns, see Notes 9 and 12(i).

         For discussion of a covenant violation under the Receivables Facility, see Note 16(a).

         The Company estimates its consolidated forecasted capital commitments for the fourth quarter of 2002 and the year ended December 31, 2003 to be approximately $130 million and $533 million, respectively. We expect these capital commitments to be met with cash flows from operations, project financings, securitization of assets and other borrowings. Additional capital expenditures, some of which may be substantial, depend to a large extent upon the nature and extent of future project commitments which are discretionary. In addition to the above, the Company currently estimates the capital expenditures by off-balance sheet special purpose entities to be $207 million and $304 million in the fourth quarter of 2002 and the year ended December 31, 2003, respectively. For additional information regarding these off-balance sheet transactions, see Note 12(f).

         Also, in connection with the Company's separation from CenterPoint Energy, CenterPoint Energy granted the Company an option to purchase all of the shares of capital stock owned by CenterPoint Energy in January 2004 of Texas Genco that owns the Texas generating assets of Reliant Energy's former electric utility division. This option may be exercised between January 10, 2004 and January 24, 2004. If the Company exercises its purchase option, the Company expects to fund the purchase obligation with proceeds from asset sales, cash flows from operations, proceeds from debt and equity offerings, and/or other borrowings. The Company's liquidity position and restrictive covenants of future financings, may limit its ability to exercise the option. If the Company does not exercise the option, the Company will need to contract with Texas Genco or others to meet its retail supply obligations. For additional information regarding this option to purchase CenterPoint Energy's interest in Texas Genco, please read Note 4(b) to the Reliant Resources Form 10-K/A.

(3)      NEW ACCOUNTING PRONOUNCEMENTS

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company will apply this guidance prospectively.

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

         See Note 4 for a discussion regarding the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001 and adoption of subsequent cleared guidance. See Note 7 for a discussion regarding the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

         In June 2002, the EITF reached a consensus that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. In October 2002, the EITF issued a consensus that superceded the June 2002 consensus. The October 2002 consensus required, among other things, that energy derivatives held for trading purposes be shown net in the income statement. This new consensus is effective for fiscal periods beginning after December 15, 2002. However, consistent with the new consensus and as allowed under EITF No. 98-10, beginning with the quarter ended September 30, 2002, the Company now reports all energy trading and marketing activities on a net basis in the Statements of Consolidated Income. Comparative financial statements for prior periods have been reclassified to conform to this presentation.

         The adoption of net reporting resulted in a reduction of revenues, fuel and cost of gas sold, purchase power expense during the three and nine months ended September 30, 2001, and six months ended June 30, 2002 as follows (in millions):

                                           FOR THE THREE         FOR THE NINE           FOR THE SIX
                                            MONTHS ENDED          MONTHS ENDED         MONTHS ENDED
                                          SEPTEMBER 30, 2001   SEPTEMBER 30, 2001     JUNE 30, 2002
                                          ------------------   ------------------     -------------
Revenues ..........................            $  6,278            $  19,687            $  11,434
Fuel and cost of gas sold .........               2,471               11,011                6,142
Purchased power ...................               3,807                8,676                5,292
                                               --------            ---------            ---------
     Net impact on margins ........            $     --            $      --            $      --
                                               ========            =========            =========

         Furthermore, in October 2002, under EITF No. 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 02-03) the EITF reached a consensus to rescind EITF No. 98-10. All new contracts that would have been accounted for under EITF No. 98-10, and that do not fall within the scope of SFAS No. 133, should no longer be marked-to-market through earnings beginning October 25, 2002. In addition, inventories used in the trading and marketing operations should no longer be marked-to-market through earnings. This transition is effective for the Company for the first quarter of 2003. A cumulative effect of a change in accounting principle should be recorded effective January 1, 2003 related to all contracts and inventories that will no longer be recorded at fair value that were entered into or held, as applicable, prior to October 25, 2002. The Company is in process of determining the effect of adoption on its consolidated financial statements.

     Finally, the EITF has not reached a consensus on whether recognition of dealer profit, or unrealized gains and losses at inception of an energy trading contract is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. In the June 2002 EITF meeting and again in the October 2002 EITF meeting, the FASB staff indicated that until such time as a consensus is reached, the FASB staff will continue to hold the view that previous EITF consensus do not allow for recognition of dealer profit, unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. During the three and nine months ended September 30, 2002, the Company recorded $8 million and $54 million, respectively, of fair value at the contract inception related to trading and marketing activities. The Company believes that any material inception gains recorded subsequent to the FASB staff comment regarding this issue were evidenced by quoted market prices and other current market transactions for energy trading contracts with similar terms and counterparties.

(4)      DERIVATIVE FINANCIAL INSTRUMENTS

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

         During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance was April 1, 2002, and the effect of adoption of this guidance did not materially impact the Company's consolidated financial statements.

         Cash Flow Hedges. During the three and nine months ended September 30, 2002, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges, including interest rate swaps, was a $15 million and a $5 million loss, respectively. During the nine months ended September 30, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from this assessment of effectiveness. During the nine months ended September 30, 2002, there was a loss of approximately $0.2 million recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. As of September 30, 2002, the Company expects $22 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

         Interest Rate Swaps. As of September 30, 2002, the Company holds interest rate swaps with an aggregate notional amount of $1.2 billion to fix the interest rate applicable to floating rate short-term debt and floating rate long-term debt. The Company pays floating interest at LIBOR for a fixed interest rate of 6.92%. The swaps relating to both short-term and long-term debt qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the Statements of Consolidated Income over the term of the swap agreements. During January 2002, the Company entered into forward-starting interest rate swaps having an aggregate notional amount of $1.0 billion, of which $500 million has been liquidated as discussed below, to hedge the interest rate on a portion of future offerings of long-term fixed-rate notes. With respect to the $500 million of forward-starting interest rate swaps that are outstanding, the Company pays fixed interest at a rate of 5.2% for floating interest at LIBOR. These swaps qualify as cash flow hedges under SFAS No. 133. On May 9, 2002, the Company liquidated $500 million of the forward starting interest rate swaps that were entered into in January 2002. The liquidation of these swaps resulted in a loss of $3 million, which was recorded in other comprehensive income and will be amortized into interest expense in the same period during which the forecasted interest payment affects earnings. Should the forecasted interest payments no longer be probable, any remaining deferred amount will be recognized immediately as an expense. The maximum length of time the Company is hedging its exposure to the payment of variable interest rates is 7 years. In November 2002, the Company liquidated $500 million of the forward-starting interest rate swaps at a cost of $52 million. For further discussion of the liquidation of these swaps, see Note 16(d).

         Hedge of Net Investment in Foreign Subsidiaries. The Company has hedged its entire net investment in its European subsidiaries against a material decline of the Euro through a combination of Euro-denominated borrowings and foreign currency option contracts. During the nine months ended September 30, 2002, the derivative and non-derivative instruments designated as hedging the net investment in the Company's European subsidiaries resulted in a loss of $163 million, which is included in the balance of the cumulative translation adjustment in accumulated other comprehensive income.

         Other Derivatives. In December 2000, the Dutch parliament adopted legislation allocating to the Dutch generation sector, including REPGB, financial responsibility for various out-of-market contracts and other liabilities. The legislation became effective in all material respects on January 1, 2001. In particular, the legislation allocated to the Dutch generation sector, including REPGB, financial responsibility to purchase imported electricity and gas under certain long-term power contracts and a gas contract entered into by NEA B.V. (NEA), the regulated entity which formerly purchased and sold energy in the Netherlands.

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

         As of December 31, 2001, the Company has a recorded liability of $369 million for the REPGB stranded cost gas and electric commitments in non-trading derivative liabilities. As of September 30, 2002, the Company has a recorded liability of $141 million for the REPGB stranded cost gas supply contract in non-trading derivative liabilities. Pursuant to SFAS No. 133, during nine months ended September 30, 2002, the Company recognized a net $16 million gain, net of derivative transactions entered into to economically hedge the stranded cost gas contracts, recorded in fuel expense related to changes in the valuation of these non-trading derivative liabilities, excluding the effects of the gain related to amending the two power contracts as discussed in Note 12(d).

         For additional information regarding REPGB's obligations under these out-of-market contracts and the related indemnification by former shareholders of these stranded costs during 2001, see Note 13(f) to the Reliant Resources 10-K/A Notes and Note 12(d).

         During the May 2001 through September 2001 time frame, the Company entered into two structured transactions which were recorded on the balance sheet in non-trading derivative assets and liabilities involving a series of forward contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003. The change in fair value of these derivative assets and liabilities must be recorded in the statement of income for each reporting period. As of December 31, 2001, the Company has recognized $221 million of non-trading derivative assets and $103 million of non-trading derivative liabilities related to these transactions. During the three and nine months ended September 30, 2002, $46 million and $96 million, respectively, of net non-trading derivative assets were settled related to these transactions, and a $1 million and $3 million pre-tax unrealized gain, respectively, was recognized. As of September 30, 2002, the Company has recognized $33 million of non-trading derivative assets and $8 million of non-trading derivative liabilities related to these transactions.

(5)      HISTORICAL RELATED PARTY TRANSACTIONS

         The Interim Financial Statements include significant transactions between the Company and CenterPoint Energy and its subsidiaries involving services, including various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. The costs of these services have been directly charged or allocated to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had the Company been an unaffiliated entity. Amounts charged and allocated to the Company for these services were $1 million and $5 million for the three months ended September 30, 2001 and 2002, respectively. Amounts charged and allocated to the Company for these services were $6 million and $15 million for the nine months ended September 30, 2001 and 2002, respectively, and are included primarily in operation and maintenance expenses and general and administrative expenses. In addition, during the three and nine months ended September 30, 2001, the Company incurred costs primarily related to corporate support services which were billed to CenterPoint Energy and its affiliates of $8 million and $29 million, respectively. Some subsidiaries of the Company have entered into office rental agreements with CenterPoint Energy. During the three months ended September 30, 2001 and 2002, the Company incurred $5 million and $8 million, respectively, of rent expense to CenterPoint Energy. The Company incurred $13 million and $24 million of rent expense to CenterPoint Energy during the nine months ended September 30, 2001 and 2002, respectively.

         The Company purchases natural gas, electric generation energy and capacity, electric transmission services and natural gas transportation services from, supplies natural gas to, and provides marketing and risk management services to affiliates of CenterPoint Energy. Purchases of electric generation energy and capacity, electric transmission services, natural gas transportation services and natural gas from CenterPoint Energy and its subsidiaries were $634 million for the three months ended September 30, 2002 and $1.5 billion for the nine months ended September 30, 2002. During the three months ended September 30, 2001 and 2002, the sales and services to CenterPoint Energy and its subsidiaries totaled $87 million and $18 million, respectively, and $416 million and $176 million for the nine months ended September 30, 2001 and 2002, respectively.

         During the fourth quarter of 2001 and the first and third quarters of 2002, the Company purchased entitlements to some of the generation capacity of electric generation assets of Texas Genco. The Company purchased these entitlements under the terms of a master separation agreement between Reliant Resources and Reliant Energy (Master Separation Agreement) and in capacity auctions conducted by Texas Genco. Under the Texas electric restructuring law, Texas Genco is required to sell at auction entitlements to at least 15% of its installed generating capacity (State Mandated Auctions). Under the law, the Company is not permitted to participate in the State Mandated Auctions. However, the Company is entitled to purchase capacity and energy in the auction entitlements required by the Texas electric restructuring law of the power generation companies affiliated with the other Texas electric utilities. Under the Master Separation Agreement, Texas Genco is obligated to auction entitlements to all of its capacity and related ancillary services available after the State Mandated Auctions subject to certain permitted reductions, for a specified period of time, subject to certain agreements (Contractually Mandated Auctions). Under the Master Separation Agreement, the Company is entitled to elect to purchase 50% of the capacity to be auctioned by Texas Genco in the Contractually Mandated Auctions at the prices established in such auctions. In addition to this right, the Company may participate in the Contractually Mandated Auctions. As of September 30, 2002, the Company has purchased entitlements to capacity of Texas Genco averaging 5,967 MW per month for the remainder of 2002 and 775 MW per month in 2003. The Company has no minimum obligations for energy or ancillary services under the Master Separation Agreement. The Company's anticipated capacity payments related to these capacity entitlements are $46 million in 2002 and $58 million in 2003. During the fourth quarter of 2002, through November 8, 2002, the Company purchased additional entitlements to some of the generation capacity of electric generation assets of Texas Genco averaging 4,173 MW per month in 2003. The Company's anticipated capacity payments related to these additional capacity entitlements are $246 million in 2003. For additional information regarding agreements relating to Texas Genco, see Note 4(b) to the Reliant Resources 10-K/A Notes.

         During the nine months ended September 30, 2001, CenterPoint Energy or its subsidiaries made equity contributions to the Company of $1.8 billion. The contributions in the nine months ended September 30, 2001, primarily related to the conversion into equity of debt and related interest expense as discussed above and the contribution of net benefit assets and liabilities, net of deferred income taxes. During the nine months ended September 30, 2002, CenterPoint Energy made contributions to the Company of $21 million, which primarily related to benefit obligations pursuant to the Master Separation Agreement.

(6)      ACQUISITIONS

         Orion Power Holdings, Inc. In February 2002, the Company acquired all of the outstanding shares of common stock of Orion Power for $26.80 per share in cash for an aggregate purchase price of $2.9 billion. The Company funded the Orion Power acquisition with a $2.9 billion credit facility (see Note 9) and $41 million of cash on hand. As a result of the acquisition, the Company's consolidated net debt obligations also increased by the amount of Orion Power's net debt obligations. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). Orion Power is an electric power generating company formed in March 1998 to acquire, develop, own and operate power-generating facilities in certain deregulated wholesale markets throughout North America. As of February 19, 2002, Orion Power had 81 power plants with a total generating capacity of 5,644 MW and two development projects with an additional 804 MW of capacity under construction. As of September 30, 2002, both projects under construction had reached commercial operation.

         The Company accounted for the acquisition as a purchase with assets and liabilities of Orion Power reflected at their estimated fair values. The Company's fair value adjustments primarily included adjustments in property, plant and equipment, contracts, severance liabilities, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. The Company expects to finalize these fair value adjustments no later than February 2003, based on valuations of property, plant and equipment, intangible assets and other assets and obligations.

         The Company's results of operations include the results of Orion Power only for the period beginning February 19, 2002. The following table presents selected financial information and unaudited pro forma information for the three months ended September 30, 2001 and nine months ended September 30, 2001 and 2002, as if the acquisition had occurred on January 1, 2001 and 2002, as applicable.

                                                              THREE MONTHS ENDED
                                                              SEPTEMBER 30, 2001
                                                         -----------------------------
                                                          ACTUAL             PRO FORMA
                                                         --------            ---------
                                                                 (IN MILLIONS)
Revenues .............................................   $  2,462            $  2,844
Net income ...........................................        214                 267

Basic and diluted earnings per share .................   $   0.71            $   0.89

                                                                    NINE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2001                   SEPTEMBER 30, 2002
                                                              -----------------------------         -----------------------------
                                                                ACTUAL            PRO FORMA           ACTUAL            PRO FORMA
                                                              ---------          ----------         ---------          ----------
                                                                             (IN MILLIONS)
Revenues ..............................................       $   5,666          $   6,630          $   9,512          $   9,634
Income before cumulative effect of accounting
  change ..............................................             521                586                333                274
Net income ............................................             524                589                 99                 41

Basic earnings per share before cumulative effect
  of accounting change ................................       $    1.92          $    2.15          $    1.15          $    0.95
Basic earnings per share ..............................            1.93               2.16               0.34               0.14

Diluted earnings per share before cumulative
  effect of accounting change .........................            1.91               2.15               1.14               0.94
Diluted earnings per share ............................            1.92               2.16               0.34               0.14

         These unaudited pro forma results, based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of Orion Power had occurred on January 1, 2001 and 2002, as applicable. Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense, interest income and income taxes. The unaudited pro forma condensed consolidated financial statements reflect the acquisition of Orion Power in accordance with SFAS No. 141 and SFAS No. 142. For additional information regarding the Company's adoption of SFAS No. 141 and SFAS No. 142, see Notes 3 and 7.

         Each of Orion Power New York, LP, Orion Power New York GP, Inc., Astoria Generating Company, L.P., Carr Street Generating Station, LP, Erie Boulevard Hydropower, LP, Orion Power MidWest, LP, Orion Power Midwest GP, Inc., Twelvepole Creek, LLC and Orion Power Capital, LLC is a separate legal entity and has its own assets.

(7)      GOODWILL AND INTANGIBLES

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

         On January 1, 2002, the Company discontinued amortizing goodwill into its results of operations pursuant to SFAS No. 142. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization:

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                           2001                2002
                                                         --------            --------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Reported net income .........................            $    214            $     58
Add: Goodwill amortization, net of tax ......                  27                  --
                                                         --------            --------
Adjusted net income .........................            $    241            $     58
                                                         ========            ========

Basic and Diluted Earnings Per Share:
Reported net income .........................            $   0.71            $   0.20
Add: Goodwill amortization, net of tax ......                0.09                  --
                                                         --------            --------
Adjusted basic and diluted earnings .........            $   0.80            $   0.20
                                                         ========            ========

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                           2001                2002
                                                         --------            --------
                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Reported net income .........................            $    524            $     99
Add: Goodwill amortization, net of tax ......                  44                  --
                                                         --------            --------
Adjusted net income .........................            $    568            $     99
                                                         ========            ========

Basic Earnings Per Share:
Reported net income .........................            $   1.93            $   0.34
Add: Goodwill amortization, net of tax ......                0.16                  --
                                                         --------            --------
Adjusted basic earnings .....................            $   2.09            $   0.34
                                                         ========            ========

Diluted Earnings Per Share:
Reported net income .........................            $   1.92            $   0.34
Add: Goodwill amortization, net of tax ......                0.16                  --
                                                         --------            --------
Adjusted diluted earnings ...................            $   2.08            $   0.34
                                                         ========            ========

         The components of the Company's other intangible assets consist of the following:

                                                                    DECEMBER 31, 2001                SEPTEMBER 30, 2002
                                                                --------------------------       ---------------------------
                                                                CARRYING      ACCUMULATED        CARRYING       ACCUMULATED
                                                                 AMOUNT       AMORTIZATION        AMOUNT        AMORTIZATION
                                                                --------      ------------       --------       ------------
                                                                                      (IN MILLIONS)
Air Emission Regulatory Allowances ....................          $  255          $  (78)          $  271          $   (88)
Water Rights ..........................................              68              (4)              68               (6)
Other Power Generation Site Permits ...................              77              (3)              77               (5)
Contractual rights ....................................              --              --               92               (9)
Other .................................................              --              --                3               --
                                                                 ------          ------           ------          -------
Total .................................................          $  400          $  (85)          $  511          $  (108)
                                                                 ======          ======           ======          =======

         The Company recognizes specifically identifiable intangibles, including air emissions regulatory allowances, water rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of September 30, 2002. The Company amortizes air emissions regulatory allowances primarily on a units-of-production basis as utilized. The Company amortizes other acquired intangibles, excluding contractual rights, on a straight-line basis over the lesser of their contractual or estimated useful lives with a weighted average amortization period of 35 years.

         In connection with the acquisition of Orion Power, the Company recorded the fair value of certain fuel and power contracts acquired. The Company estimated the fair value of the contracts using forward pricing curves over the life of each contract. Those contracts with positive fair value at the date of acquisition (Contractual Rights) were recorded to intangible assets and those contracts with negative fair value at the date of acquisition (Contractual Obligations) were recorded to other current and long-term liabilities in the Consolidated Balance Sheet.

         Contractual Rights and Contractual Obligations are amortized to fuel expense and revenues, as applicable, based on the estimated realization of the fair value established on the acquisition date over the contractual lives. Additionally, the time value portion of the contract's value is amortized to interest expense over the contractual lives. There may be times during the life of the contract when accumulated amortization exceeds the carrying value of the recorded assets or liabilities due to the timing of realizing the fair value established on the acquisition date.

         Amortization expense for other intangibles, excluding Contractual Rights, for the three months ended September 30, 2001 and 2002 was $9 million and $7 million, respectively. Amortization expense for other intangibles, excluding Contractual Rights, for the nine months ended September 30, 2001 and 2002 was $39 million and $15 million, respectively. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows (in millions):

               2002 .........................          $   7
               2003 .........................             23
               2004 .........................             13
               2005 .........................             13
               2006 .........................             12
               2007 .........................             12
                                                       -----
                 Total ......................          $  80
                                                       =====

     The Company amortized $2 million and $9 million of Contractual Rights during the three and nine months ended September 30, 2002, respectively. The Company amortized $49 million and $59 million of Contractual Obligations during the three and nine months ended September 30, 2002, respectively. Estimated amortization of Contractual Rights and Contractual Obligations for the remainder of 2002 and the five succeeding fiscal years is as follows (in millions):

                                                                                               NET (INCREASE)
                                                       CONTRACTUAL         CONTRACTUAL          DECREASE IN
                                                         RIGHTS            OBLIGATIONS             INCOME
                                                       -----------         -----------         --------------
         2002 ..............................            $       8            $    --             $       8
         2003 ..............................                   25                (52)                  (27)
         2004 ..............................                   30                (44)                  (14)
         2005 ..............................                   18                 (7)                   11
         2006 ..............................                   14                 (1)                   13
         2007 ..............................                   21                 --                    21
                                                        ---------            -------             ---------
           Total ...........................            $     116            $  (104)            $      12
                                                        =========            =======             =========

         Changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by reportable segment, are as follows:

                                             GOODWILL                      FOREIGN
                                             ACQUIRED                     CURRENCY
                               AS OF        DURING THE                    EXCHANGE                          AS OF
                           JANUARY 1, 2002    PERIOD      IMPAIRMENT       IMPACT         OTHER       SEPTEMBER 30, 2002
                           ---------------  ----------    ----------     ----------     ----------    ------------------
                                                                (IN MILLIONS)
Wholesale Energy.........    $      184     $    1,448    $        -     $        -     $        1        $    1,633
European Energy..........           675              -          (234)            51              -               492
Retail Energy............            32              -             -              -              -                32
                           ------------     ----------    -----------    ----------     ----------        ----------
  Total..................    $      891     $    1,448    $     (234)    $       51     $        1        $    2,157
                           ============     ==========    ===========    ==========     ==========        ==========

         During the third quarter of 2002, the Company completed the transitional impairment test for the adoption of SFAS No. 142 on its Consolidated Financial Statements, including the review of goodwill for impairment as of January 1, 2002. This impairment test was performed in two steps. The initial step was designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeded fair value, a second step was performed, which compared the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of the goodwill impairment, if any. Based on this impairment test, the Company recorded an impairment of its European Energy segment's goodwill of $234 million. This impairment loss was recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002. Based on the first step of the goodwill impairment test, no other reporting units' goodwill was impaired.

         The circumstances leading to the goodwill impairment of the Company's European Energy segment included a significant decline in electric margins attributable to the deregulation of the European electricity market in 2001, lack of growth in the wholesale energy trading markets in Northwest Europe and continued regulation of the European fuel markets. The Company's measurement of the fair value of European Energy was based on both an income approach, using future discounted cash flows, and a market approach, using acquisition multiples, including price per Megawatt, based on publicly available data for recently completed European transactions.

         An impairment analysis requires estimates of future market prices, valuation of plant and equipment, growth, competition and many other factors as of the determination date. The resulting impairment loss is highly dependent on these underlying assumptions. Such assumptions are generally consistent with those utilized in the Company's annual planning process and industry valuation and appraisal reports. If the assumptions and estimates underlying this goodwill impairment evaluation differ greatly from the actual results or to the extent that such assumptions change through time, there could be additional goodwill impairments in the future.

         SFAS No. 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual test for indications of goodwill impairment as of November 1, in conjunction with the Company's annual planning process. Subsequent impairments, if any, will be classified as an operating expense. The Company anticipates finalizing its annual impairment test during the fourth quarter of 2002 and currently cannot estimate the outcome.

         As of March 31, 2002, the Company completed its assessment of intangible assets and no indefinite lived intangible assets were identified. No related impairment losses were recorded in the first quarter of 2002 and no changes were made to the expected useful lives of its intangible assets as a result of this assessment.

(8)      COMPREHENSIVE INCOME

         The following table summarized the component of total comprehensive income:

                                                                FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                                --------------------------       -------------------------
                                                                  2001            2002             2001             2002
                                                                 ------          ------           ------          -------
                                                                                       (IN MILLIONS)
Net income ............................................          $  214          $   58           $  524          $    99
Other comprehensive income (loss):
  Foreign currency translation adjustments ............             (79)            (15)             (74)              61
  Changes in minimum benefit liability ................              --              --               (6)              --
  Cumulative effect of adoption of SFAS No. 133 .......              --              --             (460)              --
  Deferred gain (loss) from cash flow hedges ..........              14            (113)             451               73
  Reclassification of deferred loss (gain) from
    cash flow hedges realized in net income ...........             (92)              8               31              (19)
  Unrealized (loss) gain on available-for-sale
    securities ........................................              (3)             (3)              11               (2)
  Reclassification adjustments for loss (gain) on
sales of available-for-sale securities realized in
net income ............................................              --              (1)              (1)              (3)
                                                                 ------          ------           ------          -------
Comprehensive income ..................................          $   54          $  (66)          $  476          $   209
                                                                 ======          ======           ======          =======

(9)      BORROWINGS FROM THIRD PARTIES

         Credit Facilities. As of September 30, 2002, the Company had $8.1 billion in committed credit facilities of which $365 million remained unused. Credit facilities aggregating $5.3 billion were unsecured. As of September 30, 2002, letters of credit outstanding under these facilities aggregated $597 million and borrowings of $7.1 billion of which $1.9 billion were classified as long-term debt, based upon the restructuring of Orion Power subsidiaries' credit facilities as described in Note 16(b) and the availability of committed credit facilities and management's intention to maintain these borrowings in excess of one year. In addition to credit facilities, the Company had long-term debt totaling $457 million of which $411 million related to bonds issued by Orion Power.

         As of September 30, 2002, the Company had $6.6 billion of committed credit facilities which will expire by September 30, 2003, $1.7 billion of which will expire by December 31, 2002. For a discussion of the repayment, refinancing and/or amendment of certain of these committed credit facilities and our liquidity concerns, please read Note 2.

         The Company entered into a term loan facility during the fourth quarter of 2001 and amended in January 2002 that provided for $2.9 billion in funding to finance the purchase of Orion Power. Interest rates on the borrowings under this facility are based on LIBOR plus 1.75% or a base rate. This facility was funded on February 19, 2002 for $2.9 billion. As of September 30, 2002, the weighted average interest rate on outstanding borrowings was 3.0%. This term loan must be repaid within one year from the date on which it was funded. For discussion of the acquisition of Orion Power, see Note 6.

         The Company termed out its $800 million unsecured 364-day revolving credit facility before it matured on August 22, 2002. The facility agreement allowed the Company the option to borrow the entire amount and convert it, provided that there was no default on the conversion date, to a one-year term loan with a maturity of August 22, 2003. Interest rates on the borrowings are based on the London inter-bank offered rate (LIBOR) plus a margin, based on the Company's credit rating, a base rate or a rate determined through a bidding process. The LIBOR margin as of September 30, 2002 was 1.375%.

         Sale of Receivables. In July 2002, the Company entered into an arrangement (Receivables Facility) with a financial institution to sell an undivided interest in accounts receivable from residential and small commercial retail electric customers under which, on an ongoing basis, the financial institution will invest a maximum of $250 million for its interest in such receivables. The Receivables Facility expires July 2003 and may be renewed at the Company's option and the option of the financial institution participating in the Receivables Facility. If the Receivables Facility is not renewed on its termination date, the collections from the receivables purchased will repay the financial institution's investment and no new receivables will be purchased under the Receivables Facility. There can be no assurance that the financial institution participating in the Receivables Facility will agree to a renewal. The Receivables Facility may be increased to an amount greater than $250 million on a seasonal basis, subject to the availability of receivables and approval by the participating financial institution.

         The Company received net proceeds in an initial amount of $230 million at the inception of the Receivables Facility. That amount was increased to $250 million on August 23, 2002. The amount of funding available to the Company under the Receivables Facility will fluctuate based on the amount of receivables available which, in turn, is effected by seasonal changes in demand for electricity. As of November 8, 2002, the amount of funding outstanding under the Company's Receivables facility was $235 million as the Company's receivables had decreased with the lower demand for electricity due to cooler autumn weather.

         Pursuant to the Receivables Facility, the Company formed a qualified special purpose entity (QSPE), as a bankruptcy remote subsidiary. The QSPE was formed for the sole purpose of buying and selling receivables generated by the Company. The QSPE is a separate entity and its assets will be available first and foremost to satisfy the claims of its creditors. The Company, irrevocably and without recourse, transfers receivables to the QSPE. The QSPE, in turn, sells an undivided interest in these receivables to the participating financial institution. The Company is not ultimately liable for any failure of payment of the obligors on the receivables. The Company has, however, guaranteed the performance obligations of the sellers and the servicer of the receivables under the related documents.

         The two-step transaction described in the above paragraph is accounted for as a sale of receivables under the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140), and as a result the related receivables are excluded from the Consolidated Balance Sheet. Costs associated with the sale of receivables, $4 million for both the three and nine months ended September 30, 2002, primarily the discount and loss on sale, is included in other expense in the Company's Statement of Consolidated Income. During the three and nine months ended September 30, 2002, an accumulated $521 million of receivables had been sold and the sale has been reflected as a reduction of accounts receivable in the Company's Consolidated Balance Sheet. The Company has a note receivable from the QSPE for approximately $254 million at September 30, 2002, which is included on the Consolidated Balance Sheet. This note is the difference between the amount of receivables sold to the QSPE and the receivables sold by the QSPE to the financial institution.

         Refinancing of Certain REPGB Debt. During July 2002, REPGB renewed its 364-day revolving credit facility for another year. The term of this facility is now scheduled to expire in July 2003. The amount of the credit facility was reduced from Euro 250 million (approximately $247 million) to Euro 184 million (approximately $182 million). An option was added that permits REPGB to utilize up to Euro 100 million (approximately $99 million) of the facility for letters of credit. As of September 30, 2002, there were $35 million and $17 million of borrowings and letters of credit outstanding, respectively, under this facility. The revolving credit facility bears interest at the rate of inter-bank offered rate for Euros (EURIBOR) plus a margin depending on REPGB's credit rating. The EURIBOR margin as of September 30, 2002 was 1.40%. The weighted average interest rate on outstanding borrowings as of September 30, 2002, was 4.73%. The credit facility contains certain covenants and negative pledges that must be met by REPGB to borrow funds or obtain letters of credit, that require REPGB to, among other things, maintain a ratio of net balance sheet debt to the sum of net balance sheet debt and total equity of 0.60 to 1.00. These covenants are not anticipated to materially restrict REPGB from borrowing funds or obtaining letters of credit, as applicable, under this facility.

         Orion Power's Debt Obligations. As a result of the Company's acquisition of Orion Power, the Company's consolidated net debt obligations also increased by the amount of Orion Power's net debt obligations, which are discussed below.

         Revolving Senior Credit Facility. As of September 30, 2002, Orion Power had an unsecured revolving senior credit facility. As part of the ongoing refinancing negotiations the amount of this facility was reduced on September 6, 2002, from $75 million to $62 million in conjunction with a reduction of the total letters of credit outstanding. Amounts outstanding under the facility bore interest at a floating rate. As of September 30, 2002, there were $51 million of borrowings outstanding under this facility, and a total of $11 million in letters of credit were also outstanding. This credit facility contained various covenants that included, among others, restrictions on the payment of dividends by Orion Power. As of September 30, 2002, restricted cash under this revolving senior credit facility totaled $10 million.

         The senior credit facility of Orion Power contained various business and financial covenants that required Orion Power to, among other things, maintain a debt service coverage ratio of at least 1.4 to 1.0. Orion Power did not meet the debt service coverage ratio for the three months ended June 30, 2002 and September 30, 2002, as required. While the failure to meet such ratio for two consecutive fiscal quarters is a default under the senior credit facility, the senior credit facility was amended to provide that such failure was not considered to be an event of default until the maturity date of the Orion MidWest credit facility.

         This facility was terminated in October 2002 in connection with the execution of the amended and restated Orion Midwest and Orion NY credit facilities. See Note 16(b) for further discussion of the debt restructuring.

         New York Credit Agreement. As of September 30, 2002, Orion NY, a wholly owned subsidiary of Orion Power, had a secured credit agreement (New York Credit Agreement), which includes a $412 million acquisition facility and a $30 million revolving working capital facility, including letters of credit. As of September 30, 2002, Orion NY had $412 million of acquisition loans outstanding. As of September 30, 2002, there were no revolving loans outstanding. A total of $10 million in letters of credit were also outstanding under the New York Credit Agreement. The loans bore interest at the borrower's option at a base rate plus 0.75% or LIBOR plus 1.75%. As of September 30, 2002, the weighted average interest rate on outstanding borrowings was 3.90%. The credit agreement was secured by substantially all of the assets of Orion NY and its subsidiaries excluding certain plant assets. As of September 30, 2002, restricted cash under the New York Credit Agreement was $261 million.

         A subsidiary of Orion NY provided a mortgage with respect to one of the hydropower plants to the City of Cohoes Industrial Development Agency (CCIDA), in violation of the negative covenant in the New York Credit Agreement that limits liens, other than those permitted, on the assets. The transaction was approved by the lenders and the default was cured in October 2002, in connection with the restructuring of the Orion New York Credit Agreement. See Note 16(b) for further discussion of the debt restructuring.

         MidWest Credit Agreement. As of September 30, 2002, Orion MidWest, a wholly owned subsidiary of Orion Power, had a secured credit agreement (Midwest Credit Agreement), which includes a $988 million acquisition facility and a $75 million revolving working capital facility, including letters of credit. As of September 30, 2002, Orion MidWest had $988 million and $60 million of acquisition loans and revolving loans outstanding, respectively. A total of $15 million in letters of credit were also outstanding under the MidWest Credit Agreement. The loans bore interest at the borrower's option at a base rate plus 1.00% or LIBOR plus 2.00%. As of September 30, 2002, the weighted average interest rate on outstanding borrowings was 3.83 %. Borrowings under the MidWest Credit Agreement were secured by substantially all the assets of Orion MidWest and its subsidiary. As of September 30, 2002, restricted cash under the MidWest Credit Agreement was $85 million. See Note 16(b) for further discussion of the debt restructuring.

         In connection with the Orion Power acquisition, the existing interest rate swaps for the New York Credit Agreement and MidWest Credit Agreement (collectively, the Orion Credit Agreements) were bifurcated into a debt component and a derivative component. The fair value of the debt component, approximately $31 million for the New York Credit Agreement and $59 million for the MidWest Credit Agreement, was based on the Company's incremental borrowing rates at the acquisition date for similar types of borrowing arrangements. The value of the debt component will be amortized to interest expense over the life of the interest rate swaps to which they relate. For the period from February 20, 2002 through September 30, 2002, $5 million and $12 million was amortized to interest expense for Orion NY and Orion MidWest, respectively. See Note 4 for information regarding the Company's derivative financial instruments.

         The Orion Credit Agreements contained various business and financial covenants requiring Orion NY or Orion MidWest to, among other things, maintain a debt service coverage ratio of at least 1.5 to 1.0. Because it was anticipated that Orion MidWest would not meet this ratio for the quarter ended September 30, 2002, the MidWest Credit Agreement was amended to provide that Orion MidWest was not required to meet this ratio for that quarter, and was subsequently amended to remove this requirement entirely.

         The Midwest and New York Credit Agreements were amended and restated in October 2002 to extend the maturity of the agreements by 3 years, to October 28, 2005. See Note 16(b) for additional discussion of the amended and restated agreements.

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

         In May 2002, the construction loan was converted to a term loan. As of the conversion date, the term loan had an outstanding principal balance of $270 million, with $105 million having a final maturity in 2012 and the balance having maturities through 2026. On the conversion date, Orion Power made the required cash equity contribution of $30 million into Liberty, which was used to repay a like amount of equity bridge loans advanced by the lenders. A related $41 million letter of credit furnished by Orion Power as credit support was returned for cancellation. In addition, on the conversion date, a $17.5 million letter of credit was issued in satisfaction of Liberty's obligation to provide a debt service reserve. The project financing facility also provides for a $5 million working capital line of credit. The debt service reserve letter of credit facility and the working capital facility expire in May 2007.

         Amounts outstanding under the Liberty Credit Agreement bear interest at a floating rate for a portion of the facility, which may be either LIBOR plus 1.25% or a base rate, except for the institutional term loan which bears interest at a fixed rate. At September 30, 2002, the weighted average interest rate on the outstanding borrowings was 3.11% on the floating rate component and 9.02% on the fixed rate portion. As of September 30, 2002, Liberty had $105 million and $165 million of the floating rate and fixed rate portions of the facility outstanding, respectively. A total of $17.5 million in letters of credit were also outstanding under the Liberty Credit Agreement.

         The lenders under the Liberty Credit Agreement have a security interest in substantially all of the assets of Liberty. The Liberty Credit Agreement contains restrictive covenants that restrict Liberty's ability to, among other things, make dividend distributions unless Liberty satisfies various conditions. As of September 30, 2002, restricted cash under the Liberty Credit Agreement totaled $24 million.

         For additional information regarding the LEP and Liberty credit facility related issues and concerns, see Note 12(i).

         Senior Notes. Orion Power has outstanding $400 million aggregate principal amount of 12% senior notes due 2010 (Senior Notes). The Senior Notes are senior unsecured obligations of Orion Power. Orion Power is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes. The Senior Notes are not guaranteed by any of Orion Power's subsidiaries. In connection with the Orion Power acquisition, the Company recorded the Senior Notes at estimated fair value of $479 million. The $79 million premium will be amortized against interest expense over the life of the Senior Notes. For the period February 20, 2002 to September 30, 2002, $4 million was amortized to interest expense for the Senior Notes. The fair value of the Senior Notes was based on the Company's incremental borrowing rates for similar types of borrowing arrangements as of the acquisition date. The Senior Notes indenture contains covenants that include among others, restrictions on the payment of dividends by Orion Power.

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

         Convertible Senior Notes. Orion Power had outstanding $200 million of aggregate principal amount of 4.5% convertible senior notes, due on June 1, 2008 (Convertible Senior Notes). Pursuant to certain change of control provisions, Orion Power commenced an offer to repurchase the Convertible Senior Notes on March 1, 2002, which expired on April 10, 2002. During the second quarter of 2002, the Company repurchased $189 million in principal amount under the offer to repurchase and $11 million aggregate principal amount of the Convertible Senior Notes remained outstanding as of September 30, 2002. During the fourth quarter of 2002, the remaining $11 million aggregate principal amount of the Convertible Senior Notes were repurchased for $8.4 million.

(10)     TREASURY STOCK

         On December 6, 2001, Reliant Resources' Board of Directors authorized the Company to purchase up to 10 million shares of its common stock through June 2003. Any purchases will be made on a discretionary basis in the open market or otherwise at times and in amounts as determined by management subject to market conditions, legal requirements and other factors. Since the date of authorization through November 8, 2002, the Company has not purchased any shares of its common stock under this program.

         In January and July 2002, the Company sold 550,781 and 776,062, respectively, treasury shares to employees under an employee stock purchase plan at a price of $14.07 per share and $7.44 per share, respectively. In April 2002, the Company made a discretionary annual contribution of 308,936 shares to the employee savings plan. The Company funded its contribution using treasury shares.

(11)     EARNINGS PER SHARE

         The following tables present Reliant Resources' basic and diluted earnings per share (EPS) calculation. There were no dilutive reconciling items to net income.

                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                 ----------------------------------------
                                                                        2001              2002
                                                                      --------          --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Weighted average shares outstanding ........................           299,164           290,425
                                                                      ========          ========

Diluted EPS Calculation:
Weighted average shares outstanding ........................           299,164           290,425
  Plus: Incremental shares from assumed conversions:
    Stock options ..........................................                --                13
    Restricted stock .......................................               186               977
    Employee stock purchase plan ...........................                60               169
                                                                      --------          --------
  Weighted average shares assuming dilution ................           299,410           291,584
                                                                      ========          ========

Basic and Diluted EPS ......................................          $   0.71          $   0.20
                                                                      ========          ========

         For the three months ended September 30, 2002, the computation of diluted EPS excludes purchase options for 20,008,790 shares of common stock that have an exercise price (ranging from $6.20 - $34.03 per share) greater than the per share average market price ($5.21) for the period and would thus be anti-dilutive if exercised. For the three months ended September 30, 2001, the computation of diluted EPS excludes purchase options for 8,671,268 shares of common stock that have an exercise price (ranging from $23.20 - $34.03) greater than the per share average market price ($21.08) for the period and would thus be anti-dilutive if exercised.

                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ---------------------------------------
                                                                          2001                  2002
                                                                      ------------          ------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Weighted average shares outstanding ........................               272,253               289,788
                                                                      ============          ============

Diluted EPS Calculation:
Weighted average shares outstanding ........................               272,253               289,788
  Plus: Incremental shares from assumed conversions:
    Stock options ..........................................                     2                   769
    Restricted stock .......................................                   186                   977
    Employee stock purchase plan ...........................                    60                   169
                                                                      ------------          ------------
  Weighted average shares assuming dilution ................               272,501               291,703
                                                                      ============          ============

Basic EPS:
  Income before cumulative effect of accounting change .....          $       1.92          $       1.15
  Cumulative effect of accounting change, net of tax .......                  0.01                 (0.81)
                                                                      ------------          ------------
  Net income ...............................................          $       1.93          $       0.34
                                                                      ============          ============

Diluted EPS:
  Income before cumulative effect of accounting change .....          $       1.91          $       1.14
  Cumulative effect of accounting change, net of tax .......                  0.01                 (0.80)
                                                                      ------------          ------------
  Net income ...............................................          $       1.92          $       0.34
                                                                      ============          ============

         For the nine months ended September 30, 2002, the computation of diluted EPS excludes purchase options for 14,581,582 shares of common stock that have an exercise price (ranging from $10.29 - $34.03 per share) greater than the per share average market price ($10.23) for the period and would thus be anti-dilutive if exercised. For the nine months ended September 30, 2001, the computation of diluted EPS excludes purchase options for 8,505,100 shares of common stock that have an exercise price (ranging from $30.00 - $34.03) greater than the per share average market price ($25.48) for the period and would thus be anti-dilutive if exercised.

(12)     COMMITMENTS AND CONTINGENCIES

(a)      Legal Matters.

         Southern California Class Actions. Reliant Energy, Reliant Energy Services, Inc. (Reliant Energy Services), Reliant Energy Power Generation, Inc.
(REPG) and several other subsidiaries of Reliant Resources, as well as two former officers and one present officer have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that the defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. Plaintiffs have voluntarily dismissed Reliant Energy from two of the three class actions in which it was named as a defendant.

         The cases were initially removed to federal court and were then assigned to Judge Robert H. Whaley, United States District Judge, pursuant to the federal procedures for multi-district litigation. On July 30, 2001, Judge Whaley remanded the cases to state court. Upon remand to state court, the cases were assigned to Superior Court Judge Janis L. Sammartino pursuant to the California state coordination procedures. On March 4, 2002, Judge Sammartino adopted a schedule proposed by the parties that would result in a trial beginning on March 1, 2004. On March 8, 2002, the plaintiffs filed a single, consolidated complaint naming numerous defendants, including Reliant Energy Services and other Reliant Resources' subsidiaries, that restated the allegations described above and alleged that damages against all defendants could be as much as $1 billion. On April 22 and 23, 2002, the Company and Duke Energy filed cross complaints in the coordinated proceedings seeking, in an alternative pleading, relief against other market participants in California, the surrounding states, Canada and Mexico including Powerex Corp., the

Los Angeles Department of Water and Power and the Bonneville Power Administration. Powerex Corp., Bonneville Power Administration and British Columbia Hydro and Power Authority removed the case once again to federal court where it was re-assigned to Judge Whaley. On July 10, 2002, a motion to dismiss was filed in coordinated proceedings seeking dismissal of the complaints on the basis of the filed rate doctrine and federal preemption. On September 19, 2002, Judge Whaley heard arguments on plaintiffs' motion to remand the cases back to state court. The matter is under consideration by the court.

         California Attorney General Actions. On March 11, 2002, the California Attorney General filed a civil lawsuit in San Francisco Superior Court naming Reliant Energy, Reliant Resources, Reliant Energy Services, REPG, and several other subsidiaries of Reliant Resources as defendants. The Attorney General alleges various violations by the defendants of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California Independent System Operator (Cal ISO). In addition to injunctive relief, the Attorney General seeks restitution and disgorgement of alleged unlawful profits for sales of electricity and civil penalties. The Company removed this lawsuit to federal court, where it has been assigned to Judge Vaughn Walker in the Northern District of California. Judge Walker denied the California Attorney General's motion to remand this case to state court. The Company filed a motion to dismiss this action, which is under consideration by the court.

         On March 19, 2002, the California Attorney General filed a complaint with the Federal Energy Regulatory Commission (FERC) naming Reliant Energy Services and "all other public utility sellers" in California as defendants. The complaint alleges that sellers with market-based rates have violated their tariffs by not filing with the FERC transaction-specific information about all of their sales and purchases at market-based rates. The California Attorney General argued that, as a result, all past sales should be subject to refund if found to be above just and reasonable levels. On May 31, 2002, the FERC issued an order that largely denied the complaint and required only that Reliant Energy Services and other sellers file revised transaction reports regarding prior sales in California spot markets. On September 23, 2002, the FERC issued an order denying rehearing of the May 31, 2002 order. On September 24, 2002, the California Attorney General petitioned the Court of Appeals for the Ninth Circuit for review of these orders.

         On April 15, 2002, the California Attorney General filed a lawsuit in San Francisco County Superior Court against Reliant Energy, Reliant Resources, Reliant Energy Services and several other subsidiaries of Reliant Resources. The complaint is substantially similar to the compliant described above filed by the California Attorney General with the FERC on March 19, 2002. The complaint also alleges that the Company consistently charged unjust and unreasonable prices for electricity, and that each instance of overcharge violated California law. The lawsuit seeks fines of up to $2,500 for each alleged violation, and "other equitable relief as appropriate." The Company has removed this case to federal court, where it has been assigned to Judge Vaughn Walker in the Northern District of California. Judge Walker has denied the California Attorney General's motion to remand this case to state court. The Company filed a motion to dismiss this action, which is under consideration by the court.

         On April 15, 2002, the California Attorney General and the California Department of Water Resources filed a complaint in the United States District Court for the Northern District of California against Reliant Energy, Reliant Resources and a number of Reliant Resources' subsidiaries. In this lawsuit, the Attorney General alleges that the Company's acquisition of electric generating facilities from Southern California Edison in 1998 violated Section 7 of the Clayton Act, which prohibits mergers or acquisitions that substantially lessen competition. The lawsuit claims that the acquisitions gave the Company market power which it then exercised to overcharge California consumers for electricity. The lawsuit seeks injunctive relief against alleged unfair competition, divestiture of the Company's California facilities, disgorgement of alleged illegal profits, damages, and civil penalties for each alleged exercise of market power. This lawsuit also has been assigned to Judge Vaughn Walker. The Company filed a motion to dismiss this action, which is under consideration by the court.

         Northern California Class Actions. In the wake of the filing of the Attorney General cases, there have been seven new class action cases filed in state courts in Northern California. Each of these purports to represent the same class of California ratepayers, assert the same claims as asserted in the Southern California class action cases, and in some instances repeat as well the allegations in the Attorney General cases. All of these cases have been removed to federal court and plaintiffs filed motions to remand. In October 2002, the Panel on Multidistrict Litigation transferred these cases to Judge Whaley for coordination with the Southern California class actions.

         On October 21, 2002, the Company received notice that a new class action has been filed in Los Angeles County Superior Court. The complaint is virtually identical to those filed in Northern California and names as defendants Reliant Energy and five subsidiaries of Reliant Resources. The Company has not yet been served.

         Washington Class Action. After the filing of the Northern California class actions, a separate class action suit was filed in federal court in Los Angeles on behalf of the Snohomish County Public Utility District and its customers in the State of Washington. In September 2002, the Panel on Multidistrict Litigation transferred this case to Judge Whaley for coordination with the Southern California class actions. Defendants have filed a motion to dismiss the case and a hearing on such motion has been set for December 19, 2002.

         The Company has not answered any of the above-referenced class action cases; however, it has moved to dismiss each of the cases on the grounds that the claims are barred by federal preemption and the filed rate doctrine.

         Pursuant to the terms of the Master Separation Agreement (see Note 4(c) to the Reliant Resources 10-K/A Notes), Reliant Resources has agreed to indemnify CenterPoint Energy for any damages arising under these lawsuits and may elect to defend these lawsuits at the Company's own expense.

         FERC Complaints. On April 11, 2002, the FERC set for hearing a series of complaints filed by Nevada Power Company, which seek reformation of certain forward power contracts, including two contracts with Reliant Energy Services that have since been terminated. Proceedings are ongoing before an administrative law judge who anticipates issuing a decision in December 2002 for consideration by the FERC. PacifiCorp Company filed a similar complaint challenging two ninety-day contracts with Reliant Energy Services, which the FERC also has set for hearing. The FERC has stated that it intends to issue a decision in both cases by May 31, 2003.

         Trading and Marketing Activities. The Company is party to numerous lawsuits and regulatory proceedings relating to its trading and marketing activities, including (a) round trip trades, as more fully described in Note 1, and (b) structured transactions. In addition, various state and federal governmental agencies have commenced investigations relating to such activities. Their ultimate outcome cannot be predicted at this time. Additional information regarding certain of these matters is set forth below.

         In June 2002, the SEC advised the Company that it had issued a formal order in connection with its investigation of the Company's financial reporting, internal controls and related matters. Reliant Resources understands that the investigation is focused on its round trip trades and structured transactions. These matters were previously the subject of an informal inquiry by the SEC. The SEC's formal order is also addressed to Reliant Energy. Reliant Resources is cooperating with the SEC staff.

         As part of the Commodity Futures Trading Commission's (CFTC) industry-wide investigation of so-called round trip trading, the CFTC has subpoenaed documents, requested information and conducted discovery relating to Reliant Resources' natural gas and power trading activities, including round trip trades and alleged price manipulation, occurring since January 1, 1999. Reliant Resources is cooperating with the CFTC staff.

         On August 13, 2002, the FERC staff issued its Initial Report on Fact Finding Investigation of Potential Manipulation of Electric and Gas Prices (Initial Report). Certain findings, conclusions and observations in the staff report, if adopted or otherwise acted on by the FERC, could have a material adverse effect on the Company. For example, in the Initial Report the FERC staff recommends that the mitigated market clearing prices for purposes of determining refunds in the pending refund proceeding described in Note 12(c) should be based on gas costs determined using producing basin spot prices plus regulated transportation costs instead of the published gas price indices for deliveries in California, as the FERC originally ordered. Such a change in the refund methodology, if adopted, would likely have an adverse impact on the Company's potential refund obligations. Other findings, conclusions and observations in the report may likewise have a material adverse effect on the Company if adopted or otherwise acted upon.

         In the Initial Report, the FERC Staff indicated that it is continuing to receive and review data, including information relevant to the subjects covered in the report. In this regard, the Company has provided information to FERC about its trading activities in the Western United States during 2000 and 2001. Included among the data requests the Company has received from the FERC are requests asking for information regarding power trading activity, natural gas trading for specific periods or locations, certain trading practices, round trip trades and compliance with supplemental dispatch requests. The Company has received additional data requests regarding gas trading in the West. The Company is cooperating and will continue to cooperate with the FERC. The ultimate outcome of the investigation cannot be predicted at this time.

         The Company has received subpoenas and informal request from the United States Attorney for the Southern District of New York and Northern District of California requesting documents, interviews and other information pertaining to the round trip trades, and the Company's energy trading activities. These inquiries appear to parallel that of the SEC, the CFTC and the FERC. The Company is cooperating with the office of the United States Attorney.

         In connection with the Texas Utility Commission's industry-wide investigation into potential manipulation of the ERCOT market, the Company has provided information to the Texas Utility Commission concerning its scheduling and trading practices on and after July 31, 2001. Also, the Company, and four other qualified scheduling entities in ERCOT, reached a settlement relating to scheduling issues that arose during August 2001. The Texas Utility Commission approved the settlement on November 7, 2002.

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

         The complaints allege that the defendants overstated the revenues of the Company by including transactions involving the purchase and sale of commodities with the same counterparty at the same price and that the Company improperly accounted for certain other transactions. The complaints seek monetary damages and, in one of the lawsuits rescission, on behalf of a supposed class. In eight of the lawsuits, the supposed class is composed of persons who purchased or otherwise acquired Reliant Resources and/or Reliant Energy securities during specified class periods. The three lawsuits that include Reliant Energy as a named defendant were also filed on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy during specified class periods.

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

         By order dated August 1, 2002, the court consolidated ten of the cases pending in the United States District Court, Southern District of Texas, Houston Division. By order dated August 27, 2002, the court consolidated the remaining four cases in the Houston Division. In the same order, the court appointed the Boca Raton Police & Firefighters Retirement System and the Louisiana Retirement Funds to be lead plaintiffs. By order dated August 22, 2002, the remaining securities case was transferred from United States District Court for the Eastern District of Texas, Texarkana Division, to the Southern District of Texas, Houston Division. By order dated September 20, 2002, the court consolidated the case originally filed in the Texarkana Division with the fourteen cases previously consolidated in the Houston Division.

         In May 2002, three class action lawsuits were filed on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Reliant Energy and its directors are named as defendants in all of the lawsuits. Reliant Resources is named as a defendant in two of the lawsuits. The lawsuits were filed on May 29, 2002, May 30, 2002, and May 31, 2002. All of the lawsuits were filed in the United States District Court, Southern District of

Texas, Houston Division. By order dated June 20, 2002, the Court granted the motion for voluntary dismissal filed by the plaintiffs in one of the cases and dismissed that case without prejudice. By Order dated August 21, 2002, the Court granted the motion for voluntary dismissal filed by the plaintiff in one of the two remaining cases and dismissed that case without prejudice.

         The remaining complaint alleges that the defendants breached their fiduciary duties to various employee benefits plans sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaints seek monetary damages for losses suffered by a putative class of plan participants whose accounts held Reliant Energy or Reliant Resources securities, as well as equitable relief in the form of restitution.

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

         The above-described lawsuits and proceedings are currently the subject of intense, highly-charged media and political attention. As these matters progress, additional issues may be identified that could expose the Company to further lawsuits and proceedings. Their ultimate outcome cannot be predicted at this time.

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

(b)      Environmental Matters.

         REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire REMA (see Note 5(a) to the Reliant Resources 10-K/A Notes), the Company became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward Generating Station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of September 30, 2002, REMA had liabilities associated with six future ash disposal site closures and six current site investigations and environmental remediations. The Company has recorded its estimate of these environmental liabilities in the amount of $32 million as of September 30, 2002. The Company expects approximately $13 million will be paid over the next five years.

         REPGB Asbestos Abatement and Environmental Remediation. Prior to the Company's acquisition of REPGB (see Note 5(b) to the Reliant Resources 10-K/A Notes), REPGB had a $23 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with REPGB's properties. REPGB began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of some leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are to be fully completed by 2005. As of September 30, 2002, the recorded undiscounted liability for asbestos abatement, soil remediation and plant water system compliance was $20 million.

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

(c)      California Wholesale Market Uncertainty.

         Receivables. During portions of 2000 and 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreased net electric imports and limitations on supply as a result of maintenance and other outages. The resulting supply and demand imbalance disproportionately impacted California utilities that relied heavily on short-term power markets to meet their load requirements. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen at 10% below 1996 levels for two of California's public utilities, Pacific Gas and Electric (PG&E) and Southern California Edison Company (SCE), until rates were raised by the California Public Utilities Commission (CPUC) early in 2001.

         Due to the disparity between wholesale and retail rates, the credit ratings of PG&E and SCE fell below investment grade. Additionally, PG&E filed for protection under the bankruptcy laws on April 6, 2001. As a result, PG&E and SCE are no longer considered creditworthy, and since January 17, 2001, have not directly purchased power from third-party suppliers through the Cal ISO to serve that portion of load that cannot be met from their own supply sources (net short load). Pursuant to emergency legislation enacted by the California Legislature, the California Department of Water Resources (DWR) has negotiated and purchased power through short- and long-term contracts and through real-time markets operated by the Cal ISO to serve the net short load requirements of PG&E and SCE. In December 2001, the DWR began making payments to the Cal ISO for real-time transactions. On May 15, 2002, the FERC issued an order stating that sellers, including the Company, should receive interest payments on past due amounts owed by the Cal ISO and DWR. The DWR has now made payment through the Cal ISO for its real-time energy deliveries subsequent to January 17, 2001, although the Cal ISO's distribution of DWR's payment for the month of January 2001, and the allocation of interest to past due amounts, are the subjects of motions that the Company has filed with the FERC objecting to the Cal ISO's failure to allocate the January payment and interest solely to post-January 17, 2001 transactions. In addition, the Company is prosecuting a lawsuit in California to recover the market value of forward contracts seized by California Governor Gray Davis in violation of the Federal Power Act. Governor Davis' actions prevented the liquidation of the contracts by the California Power Exchange (Cal PX) to satisfy the outstanding obligations of SCE and PG&E to wholesale suppliers, including the Company. The timing and ultimate resolution of this claim is uncertain at this time.

         On September 20, 2001, PG&E filed a Plan of Reorganization and an accompanying disclosure statement with the bankruptcy court. Under this plan, PG&E would pay all allowed creditor claims in full, through a combination of cash and long-term notes. Components of the plan will require the approval of the FERC, the SEC and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court. PG&E has stated it seeks to have this plan confirmed by December 31, 2002. On April 24, 2002, the bankruptcy judge approved PG&E's disclosure statement. A number of parties are contesting PG&E's reorganization plan, including a number of California parties and agencies. The bankruptcy judge in the PG&E case has ordered that the CPUC may file a competing plan. The ability of PG&E to have its reorganization plan confirmed, including the provision providing for the payment in full of unsecured creditors, is uncertain at this time. The CPUC has filed a competing plan and disclosure statement which provides for payment of allowed creditor claims in full in cash. The CPUC disclosure statement was approved on May 15, 2002. The timing and probability of confirmation of either plan, including the provision for payment in full of all unsecured creditors, is uncertain at this time. The Company has signed a stipulation with PG&E whereby it has agreed to vote for PG&E's reorganization plan and PG&E has agreed to pay amounts it indirectly owed to the Company subject to any refunds ordered by the FERC. The stipulation does not preclude the Company from approving other reorganization plans, including the CPUC plan.

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

         As of December 31, 2001 and September 30, 2002, the Company was owed a total of $302 million and $233 million (net of estimated refund provision), respectively, by the Cal ISO, the Cal PX, the DWR, and California Energy Resources Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through September 30, 2002. From September 30, 2002 through November 8, 2002, the Company has collected $9 million of these receivable balances. As of December 31, 2001, the Company had a pre-tax credit provision of $68 million against receivable balances related to energy sales in the California market. For the nine months ended September 30, 2002, $44 million of a previously accrued credit provision for energy sales in California was reversed. The reversal resulted from collections of outstanding receivables during the period, a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the Cal PX and the reversal of $11 million of credit provision due to the write-off of receivables as a result of a May 15, 2002 FERC order discussed below. As of September 30, 2002, the Company had a remaining pre-tax credit provision of $24 million against these receivable balances. Management will continue to assess the collectability of these receivables based on further developments affecting the California electricity market and the market participants described herein.

         FERC Market Mitigation. In response to the filing of a number of complaints challenging the level of wholesale prices in California, the FERC initiated a staff investigation and issued a number of orders implementing a series of wholesale market reforms. In these orders, the FERC also instituted a refund proceeding, described below, as a result of which the Company may face an as yet undetermined amount of refund liability. See "- FERC Refunds" below. Prior to adopting a methodology for calculating refunds in the refund proceeding, the FERC identified, for the period January 1, 2001 through June 19, 2001, approximately $20 million of the $149 million charged by the Company for sales in California to the Cal ISO and the Cal PX as being subject to possible refunds. During the nine months ended September 30, 2001, the Company accrued refunds of $15 million.

         The FERC initially established an interim market monitoring and mitigation plan for the California markets that extended until September 30, 2002, and included imposition of price controls to California and other Western states in all hours as well as a requirement that generators in California offer all their available capacity for sale in the real-time market. The FERC set July 2, 2001 as the refund effective date for sales subject to the price mitigation plan throughout the West region. This meant that transactions after that date may be subject to refund if they exceed the calculated price cap. Sellers other than marketers that bid higher than the capped price, had a limited opportunity to justify their bids if they could demonstrate higher gas costs than those assumed in the price cap calculation.

         On July 17, 2002, the FERC issued an order directing short-term and longer-term redesign of the California wholesale electricity market to take effect following the interim mitigation plan. On October 11, 2002, the FERC issued an order clarifying and modifying certain aspects of the new California market design. On September 26, 2002, FERC granted the Cal ISO's motion to extend the interim market mitigation measures discussed above until October 30, 2002. Effective October 31, 2002, a $250/MWh soft cap was adopted in place of the existing price cap of $91.87/MWh and so called automatic mitigation procedures were implemented. Under this approach, mitigation will be applied if a bid exceeds $91.87/MWh, results in a 200% or $100/MWh increase above an as yet undetermined unit-specific reference level, and results in a 200% or $50/MWh increase in the market clearing price for the zone where the relevant unit is located. A variation of this formula will be used to cap bids in congested areas. Bids from outside California are exempt from the automatic mitigation procedures. Instead, bidders outside California will continue to be "price takers" by submitting zero bids into Cal ISO markets. The FERC approved new penalties for generators that fail to generate at levels instructed by the Cal ISO. The Cal ISO may not impose penalties, however, until it develops software to recognize various operating constraints on units. The market redesign ordered by the FERC on July 17, 2002 continues the requirement that generators offer all available supply into the California market until the FERC determines that "long-term market-based solutions can be fully implemented."

         The October 11, 2002 order of the FERC instructed the Cal ISO to develop a modified day-ahead market for implementation January 1, 2003, with full implementation of integrated forward markets by late 2003. The Cal ISO has petitioned FERC to delay these implementation deadlines. The July 17, 2002 order also requires adoption by the Cal ISO of a resource adequacy requirement but does not set a deadline for its development. Other long-term aspects of the redesign of the Cal ISO market remain open for consideration by the FERC.

         In a separate order issued July 17, 2002, the FERC ordered that the current Cal ISO Board of Governors be disbanded and replaced with an independent Board by January 1, 2003. The Cal ISO Board responded with a filing stating that it would not disband. The FERC has sued in federal district court for enforcement of its order and the Cal ISO Board has filed a motion to dismiss that suit.

         FERC Refunds. The FERC issued an order on July 25, 2001 adopting a refund methodology and initiating a hearing schedule to determine (a) revised mitigated prices for each hour from October 2, 2000 through June 20, 2001; (b) the amount owed in refunds by each supplier according to the methodology; and
(c) the amount currently owed to each supplier. The amounts of any refunds will be determined by the FERC after the Administrative Law Judge makes his recommendations to the FERC in late 2002. However, the Company does not know when the FERC will issue its final decision. This decision may be delayed pending a final report from FERC staff regarding the gas price component of the refund methodology. Based on the FERC's May 15, 2002 order and the FERC staff's interpretation of such order, the Company estimates its refund obligation to be between $70 million and $190 million for energy sales in the West region. Until the FERC issues additional guidance for refunds, the Company is unable to narrow the range of estimates for its refund obligations. During the second quarter of 2002, the Company recorded a reserve for refunds of $34 million related to energy sales in the West region based on the May 15, 2002 order. In the third quarter of 2002, the Company recorded an additional reserve for refunds of $21 million based in further FERC staff interpretations of the May 15, 2002 FERC order. As discussed above, $15 million was recognized in the second quarter of 2001. As of September 30, 2002, the Company's total reserve for refunds related to energy sales in the West region is $70 million. Refunds will likely be offset against unpaid amounts owed to the Company for its prior sales. The ultimate outcome of the total refunds within the above range related to energy sales in the West regions cannot be estimated.

         On November 20, 2001, the FERC instituted an investigation under
Section 206 of the Federal Power Act regarding the tariffs of all sellers with market-based rates authority, including the Company. In this proceeding, the FERC proposes to condition the market-based rate authority of all sellers on their not engaging in anti-competitive behavior. Such condition would depend upon a further order from the FERC establishing a refund effective date. This condition would allow the FERC, if it determines that a seller has engaged in anti-competitive behavior subsequent to the start of the refund effective period, to order refunds back to the date of such behavior. The FERC invited comments regarding this proposal, and the Company has filed comments in opposition to the proposal. The timing of further action by the FERC is uncertain, although the FERC has publicly indicated that it is considering modifications that would limit the scope and application of its original proposal. If the FERC implements its proposed approach for dealing with anti-competitive behavior without modification, the resulting refund obligation could affect the Company's future earnings.

         On February 13, 2002, the FERC issued an order initiating a staff investigation into potential manipulation of electric and natural gas prices in the West region for the period January 1, 2000 forward. On August 13, 2002, the FERC staff issued its Initial Report on Fact Finding Investigation of Potential Manipulation of Electric and Gas Prices (Initial Report), which is described above. See Note 12(a) - "Trading and Marketing Activities."

         Other Investigations. In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the California State Senate and the California Office of the Attorney General have separate ongoing investigations into the high prices and their causes. Although these investigations have not been completed and no findings have been made in connection with either of them, the California Attorney General has filed a civil lawsuit in San Francisco Superior Court alleging that the Company has violated state laws against unfair and unlawful business practices and a complaint with the FERC alleging the Company violated the terms of its tariff with the FERC (see Note 12(a)). Adverse findings or rulings could result in punitive legislation, sanctions, fines or even criminal charges against the Company or its employees. The Company is cooperating with both investigations and has produced a substantial amount of information requested in subpoenas issued by each body. The Washington and Oregon attorneys general have also begun similar investigations. As the above-described investigation and complaints progress, additional issues may be identified that could expose the Company to further investigations and complaints. Their ultimate outcome cannot be predicted at this time.

         Legislative Efforts. Since the inception of the California energy crisis, various pieces of legislation, including tax proposals, have been introduced in the United States Congress and the California Legislature addressing several issues related to the increase in wholesale power prices in 2000 and 2001. For example, a bill was introduced in the California legislature that would have created a "windfall profits" tax on wholesale electricity sales and would subject exempt wholesale generators, such as the Company's subsidiaries that own generation facilities in California, to regulation by the CPUC as "public utilities." To date, only a few energy-related bills have passed, such as the recently enacted plant inspection law, which would empower the CPUC to monitor activities of the Company's generating plants. The Company believes this bill is vulnerable to challenge based on the preemptive effect of the Federal Power Act. The Company does not believe that this or other legislation that has been enacted to date will have a material adverse effect on the Company. However, it is possible that legislation could be enacted at either the state or federal level that could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

         The Transition Act provided that, subject to the approval of the European Commission, the Dutch government will provide financial compensation to the Dutch generation companies, including REPGB, for liabilities associated with long-term district heating contracts. In July 2001, the European Commission ruled that under certain conditions the Dutch government can provide financial compensation to the generation companies for the district heating contracts. To the extent that this compensation is not ultimately provided to the generation companies by the Dutch government, REPGB is entitled to claim compensation directly from the former shareholders of REPGB as further discussed below.

         Settlement of Stranded Cost Indemnification Agreement. Until December 2001, the former shareholders of REPGB were obligated to indemnify REPGB for up to Dutch Guilders (NLG) 1.9 billion of its share of NEA's stranded cost liabilities. In December 2001, REPGB and its former shareholders agreed to settle the indemnity obligations of the former shareholders in so far as they related to NEA's stranded cost gas supply and power contracts and other obligations (excluding district heating).

         Under the settlement agreement, the former shareholders of REPGB paid REPGB NLG 500 million ($202 million) in the first quarter of 2002. REPGB deposited the settlement payment into an escrow account, withdrawals from which are at the discretion of REPGB for use in discharging stranded cost obligations related to the gas and electric import contracts. As of September 30, 2002, the escrow funds equaled $62 million, of which $60 million and $2 million were recorded in restricted cash and long-term assets, respectively. Any remaining funds as of January 1, 2004 will be distributed to REPGB.

         Under the settlement agreement, the former shareholders continue to be under an obligation to indemnify REPGB for certain district heating contracts. Under the terms of the indemnity, REPGB can elect between two forms of indemnification within 21 days after the date that the Ministry of Economic Affairs of the Netherlands publishes regulations for compensation of stranded costs associated with district heating projects. If the compensation to be paid by the Netherlands under these rules is at least as much as the compensation to be paid under the original indemnification agreement, REPGB can elect to receive a one-time payment of NLG 60 million ($24 million). In addition, unless the decree implementing the new compensation rules provides for compensation for the lifetime of the district heating projects, REPGB can receive an additional cash payment of NLG 15 million ($6 million). If the compensation rules do not provide for compensation at least equal to that provided under the original indemnification agreement, REPGB can claim indemnification for stranded cost losses up to a maximum of NLG 700 million ($282 million) less the amount of compensation provided by the new compensation rules and certain proceeds received from arbitrations. If no new compensation rules have taken effect on or prior to December 31, 2003, REPGB is entitled, but not obligated, to elect to receive indemnification under the formula described above. As of November 8, 2002, the Ministry of Economic Affairs had not published its compensation rules. Based on current assumptions, it is not anticipated that such rules will be published until 2003.

         Prior to the settlement agreement, pursuant to the purchase agreement of REPGB, as amended, REPGB was entitled to a NLG 125 million (approximately $51 million) dividend from NEA with any remainder owing to the former shareholders. Under the settlement agreement, the former shareholders waived all rights to distributions of NEA.

         As a result of this settlement, the Company recognized in the fourth quarter of 2001 a net gain of $37 million for the difference between (a) the sum of the cash settlement payment of $202 million and the additional rights to claim distributions of the NEA investment recognized of $248 million and (b) the sum of the amount recorded as stranded cost indemnity receivable related to the stranded cost gas and electric commitments of $369 million and claims receivable related to stranded costs incurred in 2001 of $44 million, both previously recorded in the Company's Consolidated Balance Sheet.

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

         Separately, in May 2002, following the execution of the Settlement Agreements, NEA declared a Euro 625 million, approximately $616 million, cash distribution to its shareholders, which was paid on July 1, 2002. REPGB's share of the distribution was Euros 141 million, approximately $137 million.

         Remaining Liability for Original Stranded Costs. In January 2001, the Company recognized an out-of-market, net stranded cost liability for its gas and electric import contracts and district heating commitments. At such time, the Company recorded a corresponding asset of equal amount for the indemnification of this obligation from REPGB's former shareholders and the Dutch government, as applicable. As of December 31, 2001, the Company has recorded a liability of $369 million for its stranded cost gas and electric commitments in non-trading derivative liabilities and a liability of $206 million for its district heating commitments in current and non-current other liabilities. As of September 30, 2002, the Company has recorded a liability of $141 million for its stranded cost gas contract in non-trading derivative liabilities, an asset of $9 million for its amended power contracts in trading and marketing assets, and a liability of $229 million for its district heating commitments in current and non-current other liabilities. As of December 31, 2001 and September 30, 2002, the Company has recorded an indemnification receivable for the district heating stranded cost liability of $206 million and $229 million, respectively.

         Pursuant to SFAS No. 133, the Company marks-to-market the stranded cost gas contract (see Note 4). Prior to the amendments to the remaining power contacts, pursuant to SFAS No. 133, the power contracts were marked-to-market. Subsequent to amending the remaining power contracts, the power contracts are marked-to-market as a part of the Company's energy trading activities. Pursuant to SFAS No. 133, during the nine months ended September 30, 2002, the Company recognized a $16 million gain recorded in fuel expense related to changes in the valuation of the stranded cost contracts, excluding the effects of the gain related to amending the two power contracts discussed above and net of derivative transactions entered into to economically hedge the stranded cost gas contract.

         NorNed Project. NEA entered into commitments with certain Norwegian counterparties (the Norwegian Counterparties) for the construction of a grid interconnector cable between the Netherlands and Norway, subject to the operation of a bi-directional, long-term (25 years in duration) PEA. The PEA contemplates, among other terms, exclusive use and cost free access to the cable by NEA and the Norwegian counterparties. The PEA is subject to, among other things, clearance by the European Commission and the Dutch regulatory authorities of the terms and conditions of the PEA. In 2001, NEA and the Norwegian counterparties filed a notification request regarding the PEA with the European Commission. It is not expected that the European Commission will respond to the notification request until the third quarter of 2003. Under the Transition Act, NEA is entitled to recover the cable construction costs from TenneT, the Netherlands grid operator. However, at this early stage it is not entirely clear how NEA will receive the transport tariff funds intended to recover the construction costs of the cable, and whether the ultimate transport tariff rate approved by the Dutch power regulation (Dte) will be sufficient to cover the ultimate construction costs. However, assuming that the Transition Act is fully implemented with respect to this matter, REPGB believes that NEA will ultimately recover the cost of the cable.

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

(e)      Payment to CenterPoint Energy in 2004.

         The Company may be required to make a payment to CenterPoint Energy in early 2004, to the extent the Company's affiliated retail electric provider's price to beat for providing retail electric service to residential and small commercial customers in CenterPoint Energy's Houston service territory during 2002 and 2003 exceeds the market price of electricity. This payment is required by the Texas electric restructuring law unless the Texas Utility Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within CenterPoint Energy's Houston service territory is committed to be served by retail electric providers other than the Company. This amount will not exceed $150 per customer, multiplied by the number of residential or small commercial customers, as the case may be, that the Company serves on January 1, 2004 in CenterPoint Energy's Houston service territory, less the number of residential or small commercial electric customers, as the case may be, the Company serves in other areas of Texas. As of September 30, 2002, the Company had approximately 1.7 million residential and small commercial customers in CenterPoint Energy's Houston service area. In the Master Separation Agreement between the Company and Reliant Energy, the Company has agreed to make this payment, if any, to CenterPoint Energy. Currently, the Company believes it is probable that it will be required to make such payment to CenterPoint Energy related to its residential customers. As of September 30, 2002, the Company believes that the payment related to its residential customers will be in the range of $155 million to $185 million (pre-tax), with a most probable estimate of $170 million. The Company will recognize the total obligation over the period it recognizes the related revenues based on the difference between amount of the price to beat and the estimated market price of electricity multiplied by the estimated energy sold through January 1, 2004 not to exceed the maximum cap of $150 per customer. During the third quarter of 2002, the Company recognized $89 million (pre-tax) of which $27 million was associated with the revenues for the first half of 2002. The remainder of the Company's estimated obligation will be recognized during the fourth quarter of 2002 and during 2003.

         In the future, the Company will revise its estimates of this payment as additional information about market price of electricity and the market share that will be served by the Company and other retail electric providers on January 1, 2004 becomes available and the Company will adjust the related accrual at that time. Currently, the Company believes that the 40% test for small commercial customers will be met and the Company will not make a payment related to those customers. If the 40% test is not met related to its small commercial customers and a payment is required, the Company estimates this payment would be approximately $30 million.

(f)      Construction Agency Agreements and Equipment Financing Structure.

         In 2001, the Company, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities are not consolidated by the Company. As a result of the decision to cancel one of the projects, the commitments were reallocated in June 2002 so that the special purpose entities now have an aggregate financing commitment from equity and debt participants (Investors) for three electric generating facilities of $1.9 billion of which the last $515 million is currently available only if cash collaterized. The availability of the commitment is subject to satisfaction of various conditions, including the obligation to provide cash collateral for the loans and letters of credit outstanding on November 29, 2004. The Company, through several of its subsidiaries, acts as construction agent for the special purpose entities and is responsible for completing construction of these projects by December 31, 2004. However, the Company has generally limited its risk during construction to an amount not to exceed 89.9% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, the Company's subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If the Company does not exercise its option to lease any project upon its completion, the Company must purchase the project or remarket the project on behalf of the special purpose entities. The Company's ability to exercise the lease option is subject to certain conditions. The Company must guarantee that the Investors will receive an amount at least equal to 89.9% of their investment in the case of a remarketing sale at the end of construction. At the end of an individual project's initial operating lease term (approximately five years from construction completion), the Company's subsidiary lessees have the option to extend the lease with the approval of the Investors, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of an amount not to exceed 85% of the project cost, if the proceeds from remarketing are not sufficient to repay the Investors. The Company has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and, if the lease option is exercised, each lessee's obligations during the lease period. At any time during the construction period or during the lease, the Company may purchase a facility by paying an amount approximately equal to the outstanding balance plus costs or the Company may purchase the facility by assuming, directly or indirectly, the obligations of the subsidiaries, in which case the guarantee must remain in place and lender consent may be required. Given general market conditions and the uncertainty surrounding accounting changes in regard to special purpose entities, the Company is considering all options, including the purchase option. As of September 30, 2002, the special purpose entities had cash of $45 million, property, plant and equipment of $1.2 billion, net other liabilities of $13 million and debt obligations of $1.1 billion. As of September 30, 2002, the special purpose entities had equity from unaffiliated third parties of $45 million.

         Based on current projections regarding the rate of expenditures for the three electric generating facilities, it appears likely that the full amount of non-cash collateralized commitments will have been utilized by the end of the first quarter of 2003. In order to complete the generating facilities on an uninterrupted basis, the Company is considering the following alternatives to fund the remaining $400 million obligation: (a) seek from the lenders an increase in the non-cash collateralized portion of the $1.9 billion facility;
(b) invest unrestricted corporate cash into the structure with the existing Investors, or (c) exercise its purchase option and assume the debt and fund the remaining amount with cash on hand. If the Company does either of the latter two options, the Company believes that the special purpose entities will be required to be consolidated by the Company based on guidance in EITF No. 97-10, "The Effect of Lessee Involvement in Asset Construction."

         The Company, through its subsidiary, REPG, had entered into an agreement with a bank whereby the bank, as owner, entered into contracts for the purchase and construction of power generation equipment and REPG, or its subagent, acted as the bank's agent in connection with administering the contracts for such equipment. The agreement expired in September 2002. REPG, or its designee, had the option at any time to purchase, or, at equipment completion, subject to certain conditions, including the agreement of the bank to extend financing, to lease the equipment, or to assist in the remarketing of the equipment under terms specified in the agreement. REPG and its subagents had to cash collateralize their obligation to administer the contracts. This cash collateral was approximately equivalent to the total payments by the bank for the equipment, interest and other fees. The cash collateral was deposited by REPG or the subagent into a collateral account with the bank and earned interest at LIBOR less 0.15%. Under certain circumstances, the collateral deposit or a portion of it, would be returned to REPG or its designee. Immediately prior to the expiration of the agreement in September 2002, REPG was assigned and exercised purchase options for contracts for steam and combustion turbines and two heat recovery steam generators with an aggregate cost of $121 million under which payments and interest during construction totaling $94 million had been made. REPG used $94 million of its collateral deposits to complete the purchase. In May 2002, REPG was assigned and exercised a purchase option for a contract for an air-cooled condenser totaling $20 million under which payments and interest during construction totaling $8 million had been made. REPG used $8 million of its collateral deposits to complete the purchase. After the purchase, REPG canceled the contract and paid a cancellation payment of $1.7 million to the manufacturer. In January 2002, the bank sold to the parties to the construction agency agreements discussed above, equipment contracts with a total contractual obligation of $258 million, under which payments and interest during construction totaled $142 million. Accordingly, $142 million of collateral deposits were returned to the Company. At December 31, 2001, REPG and/or its subagent had deposits of $230 million in the collateral account.

         Pursuant to SFAS No. 144, the Company evaluated for impairment the steam and combustion turbines and two heat recovery steam generators purchased in September 2002 for a total of $94 million. Based on the Company's analysis, the Company determined this equipment was impaired and accordingly recognized a $37 million pre-tax impairment loss which is recorded as depreciation expense for the three and nine months ended September 30, 2002 in the Company's Statement of Consolidated Income. The fair value of the equipment and thus the impairments was determined using a combination of quoted market prices and prices for similar assets.

(g)      REMA Sale/Leaseback Transactions.

         In August 2000, the Company entered into separate sale/leaseback transactions with each of the three owner-lessors for the Company's respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, acquired in the REMA acquisition. The lease documents contain some restrictive covenants that restrict REMA's ability to, among other things, make dividend distributions unless REMA satisfies various conditions. As of September 30, 2002, these various conditions were satisfied by REMA. As of December 31, 2001, REMA had $167 million of restricted funds that were available for REMA's working capital needs and to make future lease payments. For additional discussion of these lease transactions, please read Notes 5(a) and 13(c) to the Reliant Resources 10-K/A Notes.

(h)      Reliant Energy Desert Basin Contingency.

         Reliant Energy Desert Basin (REDB), an indirect wholly owned subsidiary of Reliant Resources, sells power to Salt River Project (SRP) under a long-term power purchase agreement. Certain of REDB's obligations under the power purchase agreement are guaranteed by Reliant Resources. In the event Reliant Resources is downgraded to below investment grade by two major ratings agencies, SRP can request performance assurance in the form of cash or a letter of credit from REDB under the power purchase agreement and from Reliant Resources under the guaranty. Under the power purchase agreement and guaranty, the total amount of performance assurance cannot exceed $150 million. Under the terms of the power purchase agreement, REDB is required to provide performance assurance within 30 days of the receipt of a demand from SRP. Failure by REDB to provide performance assurance within the 30-day period constitutes a breach of the power purchase agreement. The guaranty requires Reliant Resources to provide performance assurance within 3 business days of receipt of a notice from SRP indicating that REDB has failed to comply with its obligations under the power purchase agreement to provide performance assurance. If Reliant Resources fails to comply with this obligation, SRP may sue for damages. The power purchase agreement allows REDB 30 days from the date of receipt of notice of a breach to cure. If REDB fails to cure the breach within 30 days of receipt of notice, an event of default has occurred. Upon the occurrence of an event of default, SRP has certain rights that include termination of the power purchase agreement and the right to sue for damages.

         On September 16, 2002, following the downgrade of Reliant Resources to below investment grade by Standard & Poor's and Moody's, SRP requested performance assurance from Reliant Resources and REDB under the guaranty and the power purchase agreement, respectively, in the total amount of $150 million. Reliant Resources and REDB replied to SRP's request on October 15, 2002, noting that the power purchase agreement does not specify the amount of performance assurance due in the event of a credit downgrade and demonstrating that under prevailing market conditions and other factors, a letter of credit in the amount of $3 million would provide commercially reasonable assurance of REDB's ability to perform its obligations under the power purchase agreement. Reliant Resources provided SRP with a $3 million letter of credit. SRP notified Reliant Resources that it deemed the amount inadequate and returned the letter of credit to Reliant Resources. On October 18, 2002, SRP sent a letter to Reliant Resources alleging that Reliant Resources had breached its duty to provide performance assurance by failing to provide the requested $150 million letter of credit. Reliant Resources and REDB maintain that provision of a $3 million letter of credit fulfills their responsibilities under the power purchase agreement to provide performance assurance and that SRP would be in breach of the power purchase agreement, and therefore liable to REDB for damages, if it were to terminate the power purchase agreement based on the failure of Reliant Resources and REDB to provide performance assurance in the amount of $150 million.

(i)      Tolling Agreement for Liberty Electric Generating Station.

         The output of the Liberty Electric Generating Station (the Liberty Station) is contracted under a tolling agreement between LEP and PG&E Energy Trading-Power, L.P. (PGET) for a term of approximately 14 years, with an option to extend at the end of the term (the Tolling Agreement). Under the Tolling Agreement, PGET has the exclusive right to receive all energy, capacity and ancillary services produced by Liberty Station. PGET must pay for, and is responsible for, all fuel used by Liberty Station.

         Standard & Poor's and Moody's have downgraded to sub-investment grade the senior unsecured debt of PG&E National Energy Group, Inc. (NEG), one of the two guarantors of PGET's obligations under the Tolling Agreement. Because PGET did not post replacement security within the period required by the Tolling Agreement, the downgrade constitutes an event of default by PGET under the Tolling Agreement. While LEP could terminate the Tolling Agreement pursuant to the terms of the Tolling Agreement as a result of said failure, there are certain limitations under the Liberty Credit Agreements on LEP's ability to take unilateral action in response to a PGET event of default. Additionally, on October 11, 2002, Standard & Poor's downgraded to sub-investment grade the senior unsecured debt of PG&E Gas Transmission, Northwest Corp. (GTN) the other guarantor of PGET's obligations under the Tolling Agreement. On October 16, 2002, Moody's also downgraded GTN's senior unsecured debt to sub-investment grade.

         In addition, on August 19, 2002, and September 10, 2002, PGET notified LEP that it believed LEP had violated the Tolling Agreement by not following PGET's instructions relating to the dispatch of the Liberty Station during specified periods. The September 10, 2002 letter also claims that LEP did not timely provide PGET with certain information to make a necessary FERC filing. While LEP does not agree with PGET's interpretation of the Tolling Agreement regarding the dispatch issue, LEP agreed to (a) compensate PGET approximately $17,000 for the alleged damages attributable to the claims raised in the August 19, 2002 letter and (b) treat several hours of plant outages as forced outages for purposes of the Tolling Agreement, thereby resolving the issues raised in the August 19 letter (which compensation and treatment are not believed to be material). The Tolling Agreement generally provides that covenant-related defaults must be cured within 30 business days or they will (if material) result in an event of default, entitling the non-defaulting party to terminate. PGET has extended this cure period (relating to the September 10, 2002 letter) to November 30, 2002. While there can be no assurances as to the outcome of this matter, LEP believes that it will be able to resolve the issues raised in the September 10, 2002 letter without causing an event of default under the Tolling Agreement. However, if LEP is unable to resolve said issues and PGET declares an event of default, then PGET would be in a position to terminate the Tolling Agreement. In addition to the material adverse effect such a termination would have on Liberty as discussed below, such a termination may also result in PGET drawing on the $35 million letter of credit posted on behalf of LEP under the Tolling Agreement.

         Under the Tolling Agreement, a non-defaulting party who terminates the Tolling Agreement is entitled to calculate its damages in accordance with specified criteria set forth therein; the non-defaulting party is the only party entitled to damages. The defaulting party would be entitled to refer such damage calculation to arbitration. The institution of any arbitration could delay the receipt of such damages for an extended period of time. In addition, if PGET is the defaulting party, the payment of said damages could be further delayed if PGET and one or more of GTN and NEG seeks protection from creditors under the bankruptcy laws. Such filings also may result in LEP receiving significantly less in damages than it might otherwise be entitled.

         LEP and PGET are engaged in discussions seeking to resolve the disputes and claims of both LEP and PGET under the Tolling Agreement. There is no guarantee that these discussions will be successful. Any resolution would require the approval of the parties providing the financing under the Liberty Credit Agreements. In addition, any such settlement may have a material adverse effect on LEP and Liberty.

         It should be noted that the termination of the Tolling Agreement for any reason most likely would have a material adverse effect on Liberty and LEP. LEP currently receives a fixed monthly payment from PGET under the Tolling Agreement. If the Tolling Agreement is terminated, then LEP would be required to either find a power purchaser or tolling customer to replace PGET or, if that effort is unsuccessful, to sell the energy and/or capacity into the merchant energy market without any assurance, in either of the foregoing cases, that LEP would be able to earn enough revenues to pay all of its expenses or to enable Liberty to make interest and scheduled principal payments under the Liberty Credit Agreements as they become due. If the Tolling Agreement is terminated, the gas transportation agreement that PGET utilizes in connection with the Tolling Agreement will revert to LEP and LEP will be required to perform the obligations currently being performed by PGET under said agreement. The termination of the Tolling Agreement may cause both Liberty and LEP to seek other alternatives, including reorganization under the bankruptcy laws. Orion Power would not be required to reorganize under the bankruptcy laws due solely to Liberty or LEP seeking to reorganize.

As noted above, the Liberty Credit Agreements restrict the ability of LEP to terminate the Tolling Agreement. There is also a requirement in the Liberty Credit Agreements that Liberty, the borrower under the Liberty Credit Agreements, and LEP enforce all of their respective rights under the Tolling Agreement. Liberty and LEP have received waivers from the lenders under the Liberty Credit Agreements from the requirement that they enforce all of their respective rights under the Tolling Agreement. These waivers extend through and expire on December 8, 2002.

(j)      Long-Term Maintenance Agreements.

         Several of the wholly-owned subsidiaries of the Company have entered into long-term maintenance agreements that cover certain periodic maintenance, including parts, on their respective turbines. The long-term maintenance agreements terminate over the next twelve to eighteen years based on turbine usage.

         As of September 30, 2002, no payments have been made under the long-term maintenance agreements. Estimated cash payments over the remainder of 2002 and the five succeeding fiscal years estimated are as follows (in millions):

         2002........................................    $        5
         2003........................................            52
         2004........................................            30
         2005........................................            31
         2006........................................            31
         2007........................................            33
                                                         ----------
           Total.....................................    $      182
                                                         ==========

(13)     BENEFIT CURTAILMENT, ENHANCEMENT CHARGE AND ACCOUNTING SETTLEMENT

         During the three months ended March 31, 2001, the Company recognized a pre-tax, non-cash charge of $100 million relating to the redesign of some of Reliant Energy's benefit plans in anticipation of Reliant Resources' separation from CenterPoint Energy. During the three months ended September 30, 2002, the Company recognized a net pre-tax, non-cash charge of $47 million relating to the settlement of some of the Company's benefit plan obligations as further described below.

         Effective March 1, 2001, the Company no longer accrues benefits under a noncontributory pension plan for its domestic non-union employees (Resources Participants). Effective March 1, 2001, each non-union Resources Participant's unvested pension account balance became fully vested and a one-time benefit enhancement was provided to some qualifying participants. During the first quarter of 2001, the Company incurred a charge to earnings of $83 million (pre-tax) for a one-time benefit enhancement and a gain of $23 million (pre-tax) related to the curtailment of Reliant Energy's pension plan. In connection with the Distribution, the Company incurred a loss of $65 million (pre-tax) related to the settlement of the pension obligation. In connection with recording the accounting settlement, CenterPoint Energy contributed certain benefit plan deferred losses, net of taxes, totaling $18 million that were deemed to be associated with the Company's benefit obligation. Upon the Distribution, the Company effectively transferred to CenterPoint Energy its pension obligation. After the Distribution, each Resources Participant may elect to have his accrued benefit (a) left in the CenterPoint Energy pension plan for which CenterPoint Energy is the plan sponsor, (b) rolled over to a new Company savings plan or an individual IRA account, or (c) paid in a lump-sum or annuity distribution.

         Effective March 1, 2001, the Company discontinued providing subsidized postretirement benefits to its domestic non-union employees. The Company incurred a pre-tax charge of $40 million during the first quarter of 2001 related to the curtailment of the Company's postretirement obligation. In connection with the Distribution, the

Company incurred a pre-tax gain of $18 million related to the accounting settlement of postretirement benefit obligations. For additional information regarding these benefit plans, see Notes 11(b) and 11(d) to the Reliant Resources 10-K/A Notes.

(14)     PRICE TO BEAT FUEL FACTOR ADJUSTMENT

         The Texas Utility Commission regulations allow the Company to request an adjustment to the fuel factor in its price to beat up to twice a year for its Houston area residential and small commercial customers based on the percentage change in the price of natural gas, or increases in the price of purchased energy. The Company's price to beat fuel factor was initially set by the Texas Utility Commission in December 2001 based on an average forward 12-month natural gas price of $3.11/mmbtu. On May 2, 2002, the Company filed a request with the Texas Utility Commission to increase the price to beat fuel factor based on a 20% increase in the price of natural gas. The Company's requested increase was based on an average forward 12-month natural gas price of $3.73/mmbtu. The requested increase represents a 5.9% increase in the total bill of a residential customer using, on average, 1,000 kWh per month. On June 6, 2002 the administrative law judge recommended to the Texas Utility Commission approval of a 19.9% increase to the price to beat fuel factor based on application of the Texas Utility Commission's price to beat rule. On July 15, 2002, the Texas Utility Commission issued an order delaying the Company's request as well as the request of each of the other four affiliated retail electric providers requesting adjustments to the price to beat fuel factors and remanded the cases to the administrative law judges requesting additional information in order to validate the Texas Utility Commission's rule. On July 24, 2002, the Company filed a request in the Travis County District Court that the Court declare that the Texas Utility Commission must apply its current rules to the Company's request and grant the fuel factor adjustment in accordance with the formula in the rule that the Texas Utility Commission had already approved. The other four affiliated retail electric providers filed similar requests with the Travis County District Court. The Court issued an order on August 9, 2002 agreeing with the Company that the Texas Utility Commission must follow the existing rules that govern the adjustment of the price to beat fuel factor. On August 26, 2002, the Texas Utility Commission approved the administrative law judge's recommendation for an increase in the price to beat fuel factor. Certain consumer groups moved for rehearing of the Texas Utility Commission's August 26, 2002 Order granting the Company's requested price to beat fuel factor adjustment. On September 26, 2002, the Texas Utility Commission denied all motions for rehearing and the consumer groups have appealed the Texas Utility Commission's August 26, 2002 Order to the Travis County District Court.

         On August 26, 2002, the Texas Utility Commission initiated a rulemaking to determine whether the price to beat rule should be amended. A preliminary workshop was held on October 8, 2002 to address certain questions related to the current rule. Among other issues, the workshop discussion focused on the timing of price to beat fuel factor adjustment requests, the timeline for processing requests, the use of a 10-day average of gas prices to determine if an adjustment is necessary, appropriateness of an electricity index and whether an adjustment based on gas price increases should be applied to only the gas portion of the fuel factor. On November 7, 2002, the Texas Utility Commission approved for publication a revised price to beat rule. The proposed changes from the current rule relate to (a) the number of days used to calculate the natural gas price average, (b) the threshold of what constitutes a significant change in the market price of natural gas and purchased energy, (c) processing of documents, (d) encouraging the development of liquid trading hubs in Texas and
(e) additional specificity as to what adjustments to the price to beat will be considered following the true-up proceedings. After interested parties file comments and reply comments, a public hearing on the proposed revisions will be held on January 7, 2003. Texas Utility Commission issued a rule for comment. The Company cannot predict what revisions, if any, the Texas Utility Commission will make to the price to beat rule or the effect that this rulemaking will have on its business and results of operations.

(15)     REPORTABLE SEGMENTS

         The Company has the following reportable segments: Wholesale Energy, European Energy, Retail Energy and Other Operations. For descriptions of these financial reporting segments, see Note 1 to the Reliant Resources 10-K/A Notes. There were no material inter-segment revenues during the three and nine months ended September 30, 2001 and 2002.

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

     Financial data for business segments are as follows:

                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                    --------------------------------------------------
                                     REVENUES FROM     OPERATING INCOME
                                     NON-AFFILIATES         (LOSS)              EBIT
                                    ---------------    ----------------     ----------
Wholesale Energy ..................    $2,271              $ 400               $ 402
European Energy ...................       145                 (5)                 (4)
Retail Energy .....................        43                 (7)                 (8)
Other Operations ..................         3                (36)                (32)
                                       ------              -----               -----
Consolidated ......................    $2,462              $ 352               $ 358
                                       ======              =====               =====
                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                    --------------------------------------------------
                                     REVENUES FROM     OPERATING INCOME
                                     NON-AFFILIATES         (LOSS)              EBIT
                                    ---------------    ----------------     ----------
Wholesale Energy ..................    $3,513              $ 111               $ 119
European Energy ...................       148                (16)                (13)
Retail Energy .....................     1,694                237                 235
Other Operations ..................        --                (50)                (50)
                                       ------              -----               -----
Consolidated ......................    $5,355              $ 282               $ 291
                                       ======              =====               =====

     Reconciliation of Operating Income to EBIT and EBIT to Net Income:

                                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                              ----------------------------------------
                                                                    2001                2002
                                                              ------------------   -------------------
                                                                          (IN MILLIONS)
Operating income .............................................    $ 352                $ 282
Gains (losses) from investments, net .........................        4                   (2)
Income of equity investment of unconsolidated subsidiaries ...        2                    1
Other income, net ............................................       --                   10
                                                                  -----                -----
EBIT .........................................................      358                  291
Interest expense .............................................       (8)                (103)
Interest income ..............................................        3                   11
Interest income - affiliated companies .......................       11                    1
                                                                  -----                -----
Income before income taxes ...................................      364                  200
Income tax expense ...........................................      150                  142
                                                                  -----                -----
Net income ...................................................    $ 214                $  58
                                                                  =====                =====

                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                             --------------------------------------------          AS OF
                                                                                             DECEMBER 31, 2001
                                                           OPERATING                         -----------------
                                             REVENUES     INCOME (LOSS)        EBIT             TOTAL ASSETS
                                            ---------     -------------      --------        -----------------
                                                                     (IN MILLIONS)
Wholesale Energy ..........................  $5,073            $ 912          $ 929            $  8,290
European Energy ...........................     478               23             80               3,380
Retail Energy .............................     107              (13)           (13)                391
Other Operations ..........................       8             (163)          (148)                599
Reconciling Elimination ...................      --               --             --                (368)
                                             ------            -----          -----            --------
Consolidated ..............................  $5,666            $ 759          $ 848            $ 12,292
                                             ======            =====          =====            ========

                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 --------------------------------------------------
                                                                                                AS OF
                                                                                          SEPTEMBER 30, 2002
                                 REVENUES FROM         OPERATING                          ------------------
                                 NON-AFFILIATES       INCOME (LOSS)          EBIT            TOTAL ASSETS
                                 --------------       -------------        --------      ------------------
                                                               (IN MILLIONS)
Wholesale Energy ..............      $5,685              $ 241               $ 264             $ 14,057
European Energy ...............         457                103                 110                3,172
Retail Energy .................       3,368                491                 489                1,494
Other Operations ..............           2                (54)                (55)               1,355
Reconciling Elimination .......          --                 --                  --                 (399)
                                     ------              -----               -----             --------
Consolidated ..................      $9,512              $ 781               $ 808             $ 19,679
                                     ======              =====               =====             ========

     Reconciliation of Operating Income to EBIT and EBIT to Net Income:

                                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ---------------------------------------
                                                                                  2001                   2002
                                                                              ------------           ------------
                                                                                         (IN MILLIONS)
Operating income ....................................................            $ 759                    $ 781
Gains from investments, net .........................................               15                        3
Income of equity investment of unconsolidated subsidiaries ..........               67                       10
Other income, net ...................................................                7                       14
                                                                                 -----                    -----
EBIT ................................................................              848                      808
Interest expense ....................................................              (52)                    (209)
Interest income .....................................................               18                       19
Interest income - affiliated companies ..............................                8                        5
                                                                                 -----                    -----
Income before income taxes and cumulative effect of accounting change              822                      623
Income tax expense ..................................................              301                      290
Cumulative effect of accounting change ..............................                3                     (234)
                                                                                 -----                    -----
Net income ..........................................................            $ 524                    $  99
                                                                                 =====                    =====

(16)     SUBSEQUENT EVENTS

(a)      Default Under the Receivable Facility.

         On October 21, 2002, the Company notified a financial institution under the Receivables Facility of a violation of a certain compliance ratio test that is considered an amortization event whereby the financial institution has the right to liquidate the receivables it owns to collect the total amount outstanding under the terms of the Receivable Facility. The past due ratio (billed receivables over 90 days past due divided by total billed receivables) has increased in excess of the 5% compliance limit due to a regulatory change. The Company has received a waiver from the financial institution.

(b)      Orion Power's Subsidiaries Amended and Restated Credit Facilities.

         During October 2002, the Company restructured the Orion Power revolving senior credit facility, the Orion MidWest credit facility and the Orion NY credit facility. As part of this restructuring, the Orion Power revolving credit facility was terminated, and the Orion MidWest and Orion NY credit facilities were extended until October 2005. The amended and restated Orion MidWest credit facility includes an acquisition term loan of approximately $974 million, and a $75 million revolving working capital facility. The amended and restated Orion NY credit facility includes an acquisition term loan of approximately $353 million, and a $30 million revolving working capital facility. The loans under each facility bear interest at LIBOR plus a margin or at a base rate plus a margin. The LIBOR margin is 2.50% during the first twelve months, 2.75% during the next six months, 3.25% for the next six months, and 3.75% thereafter. The base rate margin is 1.50% during the first twelve months, 1.75% for the next six months, 2.25% for the next six months and 2.75% thereafter. The amended and restated Orion NY credit facility is secured by a first lien on substantially all of the assets of Orion NY and its subsidiaries (excluding certain plant assets) and a second lien on substantially all of the assets of Orion MidWest and its subsidiary; the amended and restated Orion MidWest credit facility is, in turn, secured by a first lien on substantially all of the assets of Orion MidWest and its subsidiary and a second lien on substantially all of the assets of Orion NY and its subsidiaries (excluding certain plant assets). Both the Orion MidWest and Orion NY credit facilities contain certain covenants and negative pledges that must be met by each borrower under its respective facility to borrow funds or obtain letters of credit, and which require Orion MidWest and Orion NY to maintain a combined debt service coverage ratio of 1.5 to 1.0. These covenants are not anticipated to materially restrict either borrower's ability to borrow funds or obtain letters of credit under its respective credit facility. These covenants do, however, increase the loan compliance burden on the Company and increase the risk of default under the respective credit facilities. The restructured facilities also provide for any available cash under one facility to be made available to the other borrower to meet shortfalls in the other borrower's ability to make certain payments, including operating costs. Although cash sufficient to make the November and December 2002 payments on Orion Power's 12% senior notes and 4.5% convertible senior notes was provided in connection with the restructuring, the ability of the borrowers to make subsequent dividends to Orion Power for such interest payments or otherwise is subject to certain requirements that are likely to restrict such dividends.

(c)      Price to Beat Fuel Factor Adjustment.

         On November 13, 2002, the Company filed a request with the Texas Utility Commission to increase the price to beat fuel factor for residential and small commercial customers, based on a 7.7% increase in the price of natural gas from its previous request in May 2002. The Company's requested increase was based on a 10 trading day, average forward 12-month natural gas price of $4.02/mmbtu. The requested increase represents a 2.6% increase in the total bill of a residential customer using, on average, 1,000 kWh per month. If no hearing is requested, the earliest the new price to beat could go into effect would be December 3, 2002. For additional information regarding the current price to beat fuel factor, see Note 14.

(d)      Liquidation of Interest Rate Swaps

         In November, 2002, the Company liquidated $500 million of the forward-starting interest rate swaps that were entered into in January 2002. The liquidation of these hedges resulted in a loss of $52 million, which was recorded in other comprehensive income and will be amortized into interest expense in the same period during which the forecasted interest payment affects earnings. Should the forecasted interest payment be no longer probable, any remaining deferred amount will be recognized immediately as an expense.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       EFFECTS OF RESTATEMENT ON THE INTERIM FINANCIAL STATEMENTS FOR THE
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

         As more fully described in Note 1 to the Reliant Resources 10-K/A Notes, on May 9, 2002, we determined that we had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price. The personnel who effected these transactions apparently did so with the sole objective of increasing volumes. We commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees (Audit Committees) of each of the Board of Directors of Reliant Resources and Reliant Energy, Incorporated (Reliant Energy) also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters. CenterPoint Energy, Inc. (CenterPoint Energy) was formed on August 31, 2002 as the new holding company of Reliant Energy. CenterPoint Energy is a diversified international energy services and energy delivery company that owned the majority of Reliant Resources outstanding common stock prior to September 30, 2002.

         Prior to the third quarter of 2002, we reported all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both our revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e., they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on our reported cash flows, operating income or net income.

         Based on our review, we determined that we engaged in such round trip trades in 1999, 2000 and 2001. The results of the Audit Committees' investigation were consistent with the results of our review. The round trip trades were for 20 million megawatt hours (MWh) of power and 61 MWh of power for the three and nine months ended September 30, 2001, respectively, and 46 Bcf of natural gas for the nine months ended September 30, 2001.

         These round trip trades collectively had the effect of increasing each of revenues and purchased power expense by $847 million, respectively, for the three months ended September 30, 2001 and increasing revenues, fuel and gas sold expense and purchased power expense by $3.5 billion, $180 million and $3.3 billion, respectively, for the nine months ended September 30, 2001.

         In the course of our review, we also identified and determined that we should record on a net basis several transactions for energy related services (not involving round trip trades) that totaled $13 million and $30 million for the three and nine months ended September 30, 2001, respectively. These transactions were originally recorded on a gross basis.

         In addition, during the May 2001 through September 2001 time frame, we entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (four structured transactions). The four structured transactions were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. Each series of contracts in a structure were executed with the same counterparty. The contracts in each structure were offsetting in the aggregate in terms of physical attributes. The transactions that settled during the three and nine months ended September 30, 2001 were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $700 million of revenues, $206 million in fuel and cost of gas sold and $494 million of purchased power expense, and in $1.0 billion of revenues, $367 million in fuel and cost of gas sold and $656 million of purchased power expense being recognized in each period, respectively. These transactions should have been accounted for on a net basis.

         The consolidated financial statements for the three and nine months ended September 30, 2001 have been restated from amounts previously reported to reflect the transactions discussed above on a net basis. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement on our interim financial statements are set forth in Note 1 to our Interim Financial Statements.

         Furthermore, in September 2002, during our review of certain trading transactions in connection with various pending investigations, we identified four natural gas financial swap transactions that should not have been recorded in our records. We have concluded, based on the offsetting nature of the transactions and manner in which the transactions were documented, that none of the transactions should have been given accounting recognition. We accounted for the transactions in our financial statements as a reduction in revenues in December 2000 and an increase in revenues in January 2001, with the effect of decreasing net income in the fourth quarter of 2000 and increasing net income in the first quarter of 2001, in each case by $20.0 million pre-tax ($12.7 million after-tax), and the effect of increasing basic and diluted earnings per share by $0.05 in the first quarter of 2001. There were no cash flows associated with the transactions. We have further concluded, after considering both qualitative and quantitative factors, that a restatement of our financial statements for this item is not required. However, on November 12, 2002, we amended our annual report on Form 10-K/A for the year ended December 31, 2001 to disclose this transaction in our unaudited quarterly information footnote to the consolidated financial statements (please read Note 15 to the Reliant Resources 10-K/A Notes).

                                    OVERVIEW

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

         In this section we discuss our results of operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity and capital resources. Our financial reporting segments include Wholesale Energy, European Energy, Retail Energy and Other Operations. For segment reporting information, please read Note 15 to our Interim Financial Statements.

         On February 19, 2002, we acquired all of the outstanding shares of common stock of Orion Power Holdings, Inc. (Orion Power) for $26.80 per share in cash for an aggregate purchase price of $2.9 billion. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). For additional information regarding our acquisition of Orion Power, please read Note 6 to our Interim Financial Statements.

         In May 2001, we offered 59.8 million shares of our common stock to the public at an initial public offering (IPO) price of $30 per share and received net proceeds of $1.7 billion. Pursuant to the master separation agreement between Reliant Resources and Reliant Energy (Master Separation Agreement), we used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. On September 30, 2002, CenterPoint Energy distributed all of the 240 million shares of Reliant Resources common stock it owned to its common shareholders of record as of the close of business on September 20, 2002 (Distribution). The Distribution completed the separation of Reliant Resources and CenterPoint Energy into two separate publicly held companies.

         We may experience changes in our cost structure, funding and operations as a result of our separation from CenterPoint Energy, including increased costs associated with reduced economies of scale, and increased costs associated with being a publicly traded, independent company. We cannot currently predict, with any certainty, the actual amount of increased costs we may incur, if any.

         During 2002, weaker pricing for capacity, ancillary services and power coupled with a narrowing of the spread between power prices and natural gas fuel costs (spark spread) in the United States as well as the effects of market contraction, reduced volatility and reduced liquidity in the United States and Northwest Europe power trading markets; and downgrades in our credit ratings to below investment grade by each of the major rating agencies has negatively impacted us, among other factors. We expect this trend to continue in 2003. However, in the long-term we anticipate that supply surpluses will tighten, regulatory intervention will be more balanced, prices will improve for capacity, ancillary services and power and spark spreads will widen. This view is consistent with our fundamental belief that long run market prices must reach levels sufficient to support an adequate rate of return on the construction of new generation. However, if in the long term the current weak environment persists, we could have significant impairments of our property and equipment and goodwill.

         The following table provides summary data regarding our consolidated results of operations for the three and nine months ended September 30, 2001 and 2002.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                              THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------- --------------------------------
                                                  2001               2002           2001            2002
                                              --------------   ---------------- -------------   ----------------
                                                                        (IN MILLIONS)
Operating Revenues(1) .................         $ 2,462           $ 5,355         $ 5,666         $ 9,512
Operating Expenses ....................           2,110             5,073           4,907           8,731
                                                -------           -------         -------         -------
Operating Income ......................             352               282             759             781
Other Income (Expense), net ...........              12               (82)             63            (158)
Income Tax Expense ....................            (150)             (142)           (301)           (290)
                                                -------           -------         -------         -------
Income Before Cumulative Effect of ....             214                58             521             333
  Accounting Change
Cumulative Effect of Accounting Change,
  net of tax ..........................              --                --               3            (234)
                                                -------           -------         -------         -------
Net Income ............................         $   214           $    58         $   524         $    99
                                                =======           =======         =======         =======
Basic Earnings Per Share ..............            0.71              0.20            1.93            0.34
                                                =======           =======         =======         =======
Diluted Earnings Per Share ............            0.71              0.20            1.92            0.34
                                                =======           =======         =======         =======

-----------------

(1) Operating Revenues reflect trading activities on a net basis as described in Note 3 to our Interim Financial Statements.

Three months ended September 30, 2001 compared to three months ended September 30, 2002

         Net Income. We reported consolidated net income of $58 million ($0.20 per diluted share) for the three months ended September 30, 2002 compared to $214 million ($0.71 per diluted share) for the three months ended September 30, 2001. The decrease in earnings was primarily due to the following:

         - a $283 million decrease in earnings before interest and income taxes (EBIT) from our Wholesale Energy segment;

         -        a $97 million increase in net interest expense; and

         - changes in the effective tax rate which are further described below.

         The above items were partially offset by a $243 million increase in EBIT from our Retail Energy segment.

         Earnings before Interest and Income Taxes. For an explanation of changes in EBIT, please read the discussion below under "- Earnings Before Interest and Income Taxes by Business Segment."

         Interest Expense. We incurred net interest expense of $91 million during the three months ended September 30, 2002 compared to net interest income of $6 million in the same period of 2001. The increase in net interest expense of $97 million in 2002 as compared to 2001 resulted primarily from a $95 million increase in interest expense to third parties, net of interest expense capitalized on projects, primarily as a result of higher levels of borrowings related to the acquisition of Orion Power in February 2002 and a $10 million decrease in interest income from affiliated companies as a result of decreased excess cash being invested with a subsidiary of CenterPoint Energy during the three months ended September 30, 2002 as compared to the same period in 2001. This was partially offset by an increase in interest income from third parties of $8 million primarily due to the investment on a short-term basis of cash on hand during the three months ended September 30, 2002 compared to the same period in 2001.

         Income Tax Expense. During the three months ended September 30, 2001 and 2002, our effective tax rate was 41.3% and 71.1%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $72 million for the three months ended September 30, 2002. During the three months ended September 30, 2002, we accrued a $45 million United States federal tax provision for future cash distributions from our equity investment in NEA, the former coordinating body for the Dutch electric generating sector prior to Wholesale competition, which is held by our European Energy segment. Based on our current tax position, during the third quarter of 2002, we determined that we would be obligated to pay United States taxes on future cash distributions from NEA in excess of our tax basis. As of September 30, 2002, our investment in NEA was $192 million. For further discussion of our investment in NEA, please read Note 13(f) to the Reliant Resources Form 10-K/A and Note 12(d) to our Interim Financial Statements. In addition, we had increased reconciling items from state income taxes and valuation allowances partially offset by the effect of the cessation of goodwill amortization. During the third quarter of 2002, our state income taxes increased primarily due to Texas franchise tax associated with our Retail Energy operations. Our valuation allowances increased primarily due to losses incurred by our European Energy trading and origination operations during the third quarter of 2002. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $23 million for the three months ended September 30, 2001. These items primarily related to nondeductible goodwill, state income taxes and valuation allowances partially offset by income earned by REPGB. In 2001, the earnings of REPGB were subject to a zero percent Dutch corporate income tax rate as result of the Dutch tax holiday related to the Dutch electricity industry. In 2002, European Energy's earnings in the Netherlands are subject to the standard Dutch corporate income tax rate, which is currently 34.5%.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2002

         Net Income. We reported consolidated net income of $99 million ($0.34 per diluted share) for the nine months ended September 30, 2002 compared to $524 million ($1.92 per share) for the nine months ended September 30, 2001. The 2001 results included a cumulative effect of accounting change of $3 million, net of tax, related to the adoption of Statement of Financial Accounting Standards
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended. For additional discussion of the adoption of SFAS No. 133, please read Note 6 to the Reliant Resources 10-K/A Notes. The 2002 results included a cumulative effect of accounting change of $234 million, related to the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). For additional discussion of the adoption of SFAS No. 142, please read Note 7 to our Interim Financial Statements. The decrease in earnings was primarily due to the following:

         - a $665 million decrease in EBIT from our Wholesale Energy segment; and

         -        a $159 million increase in net interest expense.

         The above items were partially offset by:

         - a $502 million increase in EBIT from our Retail Energy segment;

         - a $30 million increase in EBIT from our European Energy segment;

         - a $53 million decrease in charges incurred relating to the redesign and settlement of some of Reliant Energy's benefit plans related to our separation from CenterPoint Energy;

         - $33 million in pre-tax disposal charges and impairments of goodwill and fixed assets related to exiting our Communications business recorded in the third quarter of 2001 by our Other Operations segment; and

         - changes in our effective tax rate which are further discussed below.

         Earnings before Interest and Income Taxes. For an explanation of changes in EBIT, please read the discussion below under "- Earnings Before Interest and Income Taxes by Business Segment."

         Interest Expense. We incurred net interest expense of $185 million during the nine months ended September 30, 2002 compared to $26 million in the same period of 2001. The increase in net interest expense of $159 million in 2002 as compared to 2001 resulted primarily from a $157 million increase in interest expense to third parties, net of interest expense capitalized on projects, primarily as a result of higher levels of borrowings related to the acquisition of Orion Power in February 2002. Interest income on net advances to affiliated companies in the first nine months of 2002 as compared to the first nine months of 2001, decreased $3 million. This decrease resulted primarily from decreased net advancements of excess cash to a subsidiary of CenterPoint Energy during the nine months ended September 30, 2002 partially offset by interest expense incurred prior to the conversion into equity of $1.7 billion of debt owed to CenterPoint Energy and its subsidiaries in connection with the completion of the IPO in 2001.

         Income Tax Expense. During the nine months ended September 30, 2001 and 2002, our effective tax rate was 36.6% and 46.6%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $72 million for the nine months ended September 30, 2002. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $13 million for the nine months ended September 30, 2001. The items impacting the effective tax rate for the nine months ended September 30, 2001 and 2002 are primarily consistent with those impacting the three months ended September 30, 2001 and 2002 discussed above.

          EARNINGS BEFORE INTEREST AND INCOME TAXES BY BUSINESS SEGMENT

         The following table presents EBIT for each of our business segments for the three and nine months ended September 30, 2001 and 2002. EBIT represents earnings (loss) before interest expense, interest income and income taxes. EBIT, as defined, is shown because it is a widely accepted measure of financial performance used by some analysts and investors to analyze and compare companies on the basis of operating performance. It is not defined under accounting principles generally accepted in the United States of America (GAAP), and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Additionally, our computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion. For a reconciliation of our operating income to EBIT and EBIT to net income, please read Note 15 to our Interim Financial Statements.

                                               THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------   --------------------------------
                                                   2001             2002             2001            2002
                                               -------------    --------------   --------------  ----------------
                                                                       (IN MILLIONS)
Wholesale Energy ......................         $   402          $   119          $   929          $   264
European Energy .......................              (4)             (13)              80              110
Retail Energy .........................              (8)             235              (13)             489
Other Operations ......................             (32)             (50)            (148)             (55)
                                                -------          -------          -------          -------
      Total Consolidated ..............         $   358          $   291          $   848          $   808
                                                =======          =======          =======          =======

WHOLESALE ENERGY

         Wholesale Energy includes our non-regulated power generation operations in the United States and our wholesale energy trading, marketing, origination and risk management operations in North America. Wholesale Energy's activities include purchasing fuel to supply existing generation assets, selling electricity produced by these assets, purchasing natural gas for resale to customers, managing the day-to-day trading, scheduling of power and natural gas, and dispatching of the generation portfolios.

         During 2002, we have evaluated our trading, marketing, power origination and risk management services strategies. In the third quarter of 2002, we began to reduce our trading, marketing and power origination activities in order to significantly reduce collateral usage and focus commercial organization on the highest return activities primarily around our core asset positions. In addition, trading activity across the industry has decreased dramatically. The restructuring of our commercial and support groups resulted in severance costs of $6 million in the third quarter of 2002. Both commercial margins and general and administrative costs are expected to be lower going forward.

         During 2002, weaker pricing for capacity, ancillary services and power coupled with a narrowing of the spread between power prices and natural gas fuel costs (spark spread) negatively impacted the Wholesale Energy segment. In addition, the effects of market contraction, reduced volatility and reduced liquidity in the United States power trading markets have also negatively impacted the Wholesale Energy segment. We expect this trend to continue in 2003. However, in the long-term we anticipate that supply surpluses will tighten, regulatory intervention will be more balanced, prices will improve for capacity, ancillary services and power and spark spreads will widen. This view is consistent with our fundamental belief that long run market prices must reach levels sufficient to support an adequate rate of return on the construction of new generation. However, if in the long term the current weak environment persists the Wholesale Energy segment could have significant impairments of its property and equipment and goodwill.

         We have identified certain non-strategic domestic generating assets for potential sale to enhance our liquidity position. To date, we have not reached an agreement to dispose of any material assets nor have we contemplated any proceeds from asset sales in our current liquidity plan. Due to unfavorable market conditions in the wholesale power markets, there can be no assurance that we will be successful in disposing of domestic generating assets at reasonable prices or on a timely basis. Specific plans to dispose of assets could result in impairment losses in property and equipment.

         SFAS No. 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual test for indications of goodwill impairment as of November 1, in conjunction with our annual planning process. We anticipate finalizing our annual impairment test during the fourth quarter of 2002 and currently cannot estimate the outcome. As of September 30, 2002, the Wholesale Energy segment has goodwill of $1.6 billion.

         For additional information regarding factors that may affect the future results of operations of Wholesale Energy, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations" in the Reliant Resources Form 10-K/A.

         The following table provides summary data, including EBIT, of Wholesale Energy for the three and nine months ended September 30, 2001 and 2002.

                                                                     WHOLESALE ENERGY
                                               ------------------------------------------------------------------
                                               THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,

                                               --------------------------------  --------------------------------
                                                  2001             2002              2001             2002
                                               ------------     ---------------  --------------  ----------------
                                                                       (IN MILLIONS)
Revenues .....................................   $ 2,227          $ 3,479            $ 4,797         $ 5,554
Trading Margins ..............................        44               34                276             131
                                                 -------          -------            -------         -------
  Total Operating Revenues ...................     2,271            3,513              5,073           5,685
Operating Expenses:
  Fuel and Cost of Gas Sold ..................       385              428              1,451             829
  Purchased Power ............................     1,298            2,606              2,174           3,687
  Operation and Maintenance ..................        87              167                243             412
  General, Administrative and Development ....        73               86                203             268
  Depreciation and Amortization ..............        28              115                 90             248
                                                 -------          -------            -------         -------
    Total Operating Expenses .................     1,871            3,402              4,161           5,444
                                                 -------          -------            -------         -------
Operating Income .............................       400              111                912             241
                                                 -------          -------            -------         -------
Other Income:
Income of equity investment of unconsolidated
  subsidiaries ...............................         2                1                 16              11
Other, net ...................................        --                7                  1              12
                                                 -------          -------            -------         -------
Earnings Before Interest and Income Taxes ....   $   402          $   119            $   929         $   264
                                                 =======          =======            =======         =======

Margins:
  Power generation(1) ........................   $   544          $   445            $ 1,172         $ 1,038
  Trading ....................................        44               34                276             131
                                                 -------          -------            -------         -------
    Total ....................................   $   588          $   479            $ 1,448         $ 1,169
                                                 =======          =======            =======         =======

Operations Data:
  Physical Wholesale Power Generation Sales
    (in thousand MWh(2)(4)) ..................    20,107           60,544             48,974         105,852
  Trading Power Volumes (4) ..................    59,936          123,310            145,548         244,332
  Trading Natural Gas Sales (in Bcf(3))(4)           880              897              2,324           2,925

--------------
(1) Revenues less fuel and cost of gas sold and purchased power.
(2) Megawatt hours.
(3) Billion cubic feet.
(4) Includes physically delivered volumes, physical transactions that are settled prior to delivery and hedge activity related to our power generation portfolio

         Wholesale Energy's EBIT decreased by $283 million for the three months ended September 30, 2002 compared to the same period in 2001. Wholesale Energy's EBIT decreased by $665 million for the nine months ended September 30, 2002 compared to the same period in 2001. The decline in EBIT is primarily due to decreases in gross margin from our power generation operations and decreases in trading margin, partially offset by the effect of the acquisition of Orion Power which closed in February 2002.

         In addition to the various market-related reasons for changes in Wholesale Energy's EBIT in 2002, EBIT has been impacted by Federal Energy Regulatory Commission (FERC) staff interpretations of a May 15, 2002 FERC order revising the methodology for calculating refunds of California energy sales. In the third quarter of 2002,

Wholesale Energy recorded an additional reserve of $21 million for potential refunds owed by the Company. For the nine months ended September 30, 2002, we have recorded a reserve of $55 million for such potential refunds. The Company's inception-to-date reserve for such refunds totals $70 million as of September 30, 2002. We estimate the range of our refund obligations for California energy sales to be $70 million to $190 million. Wholesale Energy's EBIT was also impacted by changes to the credit reserve for California receivable balances. The changes in the credit reserves resulted from the FERC refunds described above, collections during the period as well as a determination that credit risk had been reduced on certain outstanding receivables following payments made by one creditor to the California Power Exchange. Accordingly, the credit reserve was reduced by $6 million and $44 million in the three and nine months ended September 30, 2002, respectively. The credit reserve increased by $33 million for the nine months ended September 30, 2001. During the three months ended September 30, 2001, the credit reserve was not adjusted. For information regarding the reserves against receivables, FERC refund methodology and uncertainties in the California wholesale energy market, please read Notes 12(a) and 12(c) to our Interim Financial Statements.

         Wholesale Energy's gross margin from power generation operations decreased by $99 million in the three months ended September 30, 2002 compared to the same period in 2001. This decrease was primarily due to a $289 million decline in 2002 margin caused by deterioration in favorable conditions that existed in the West in 2001 and by increased refund requirements discussed above. In addition, the Mid-Atlantic region experienced an $85 million decrease in gross margin in 2002 due to a 28% decline in prices for power sales and reduced capacity as a result of the expiration of a capacity contract. The gross margin for this period benefited by $263 million from the Orion acquisition in February 2002 and by $35 million in gross margin from new plants that became commercially operational in the second half of 2001.

         Wholesale Energy's gross margin from power generation operations is comprised of revenues less fuel and cost of gas sold and purchased power. Revenues increased by $1.3 billion (56%) in the three months ended September 30, 2002 compared to the same period in 2001. The major components of this increase are $421 million in revenues from Orion Power, which we acquired in February 2002, and $2.0 billion in revenues from the Mid-Atlantic region due to favorable hedging, marketing and operating results. These were offset by a reduction in hedging, marketing and operating results of the California region of $1.5 billion. Wholesale Energy's revenues and gross margin for the three months ended September 30, 2001 benefited from favorable conditions in the West caused by a combination of factors including reduction in available hydroelectric generation resources, increased demand, and decreased electric imports. Wholesale Energy's fuel and cost of gas sold and purchased power increased by $1.4 billion in the three months ended September 30, 2002. The major components of this increase are due to increased hedging and marketing activities in the Mid-Atlantic region ($2.1 billion) partially offset by a reduction in the hedging and marketing results in the California region ($1.2 billion) coupled with increased fuel expense due to a 79% increase in power generation sales volumes, excluding hedging activity, largely due to the Orion Power acquisition that closed in February 2002.

         Trading gross margins decreased $10 million in the three months ended September 30, 2002 compared to the same period in 2001, primarily due to changes in our physical gas businesses that had been profitable but were creating high collateral demands. Also during the third quarter 2002, Wholesale Energy reduced trading activities not associated with our core generation asset positions.

         For the nine-month period ending September 30, 2002, Wholesale Energy's gross margin from power generation operations decreased by $134 million compared to the same period in 2001. The decline in favorable conditions that existed in the West region in 2001 coupled with the increased refund requirements discussed above caused an unfavorable variance in the West region of $634 million. In addition, the Mid-Atlantic region experienced a $108 million decrease in gross margin in 2002 due to a 20% decline in prices for power sales and reduced capacity as a result of the expiration of a capacity contract. This unfavorable variance was offset by $526 million in gross margin from the Orion Power acquisition that closed in February 2002 and by $76 million in gross margin from new plants that became commercially operational in the second half of 2001.

         Wholesale Energy's revenues increased by $757 million (16%) in the nine months ended September 30, 2002 compared to the same period in 2001. The major components of this increase are $2.4 billion in the Mid-Atlantic region as a result of favorable hedging, marketing and operating results and $824 million in revenues contributed by Orion Power. These increased revenues were offset by a decline of $2.7 billion in California revenues for this period. Wholesale Energy's fuel and cost of gas sold and purchased power increased by $891 million in the nine months ended September 30, 2002 due primarily to $2.5 billion in the Mid-Atlantic region as a result of hedging and marketing activities and an increase of $297 million due to Orion Power. This partially was offset by a reduction of hedging and marketing activities in the California region of $2.2 billion.

         Trading gross margins decreased $145 million primarily as a result of lower commodity volatility and decreased trading activity across the industry including the reduction in trading activity associated with our core generation asset positions.

         Operation and maintenance expenses for Wholesale Energy increased $80 million in the three months ended September 30, 2002 compared to the same period in 2001. This was primarily due to $90 million of operation and maintenance expenses of our Orion Power generating plants acquired in February 2002 partially offset by savings generated from a cost reduction program. General, administrative and development expenses increased $13 million in the three months ended September 30, 2002 compared to the same period in 2001, primarily due to higher administrative costs and corporate overhead allocations to support wholesale commercial activities, which included the integration of Orion Power, and $6 million in severance expense incurred in the three months ended September 30, 2002 for staff reductions related to the reduction of our trading and marketing activities.

         Operation and maintenance expenses for Wholesale Energy increased $169 million in the nine months ended September 30, 2002 compared to the same period in 2001. This was primarily due to $185 million of operation and maintenance expenses of our Orion Power generating plants acquired in February 2002 partially offset by savings generated from a cost reduction program. General, administrative and development expenses increased $65 million in the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to higher administrative costs and corporate overhead allocations to support wholesale commercial activities, including the integration of Orion Power, and $12 million of severance expense as discussed above. In addition, during the nine months ended September 30, 2002, Wholesale Energy incurred increased expenses related to development activities of $28 million, which includes write-offs of $17 million in previously capitalized costs related to projects that have been terminated.

         Depreciation and amortization expense increased by $87 million in the three months ended September 30, 2002 compared to the same period in 2001 primarily as a result of $46 million in depreciation expense related to our Orion Power plants and other generating plants placed into service after the third quarter of 2001 and a $37 million impairment charge on turbines and generators. For the three months ended September 30, 2001, Wholesale Energy recorded $2 million in amortization expense related to goodwill.

         Depreciation and amortization expense increased by $158 million in the nine months ended September 30, 2002 compared to the same period in 2001 primarily as a result of $116 million in depreciation expense related to our Orion Power plants and other generating plants placed into service after the third quarter of 2001, a $15 million write-off for the closure of a plant, and a $37 million equipment impairment related to turbines and generators. These were partially offset by lower amortization of air emission allowances of $21 million primarily related to our California power generation operations. For the nine months ended September 30, 2001, Wholesale Energy recorded $4 million in amortization expense related to goodwill. For information regarding the cessation of goodwill amortization, please read Note 2(q) to the Reliant Resources 10-K/A Notes and Note 7 to our Interim Financial Statements.

         Our Wholesale Energy segment reported income from equity investments for the three and nine months ended September 30, 2002 of $1 million and $11 million, respectively, compared to $2 million and $16 million in the same periods in 2001, respectively. The equity income in both periods primarily resulted from an investment in an electric generation plant in Boulder City, Nevada. The equity income related to our investment in the plant decreased during the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to decreases in margins due to lower prices realized in 2002, partially offset by the receipt of business interruption and other insurance claims totaling $12 million.

EUROPEAN ENERGY

         European Energy generates and sells power from its generation facilities in the Netherlands and participates in the emerging wholesale energy trading and power origination industry in Northwest Europe.

         In September 2002, we concluded a comprehensive evaluation of our European Energy segment's businesses and it was decided that proprietary trading would be significantly reduced in order to focus on optimization of our power generation assets in the Netherlands. Accordingly, on September 25, 2002, we announced the closure of our London-based natural gas and electricity trading operations. In addition, we are in the process of consolidating facilities, centralizing activities and reducing personnel in other operating centers. As a result, European Energy recorded a $8 million reorganization charge, primarily related to severance, in operating and maintenance and general and administrative expenses as discussed below.

         During the third quarter of 2002, we completed the transitional impairment test for the adoption of SFAS No. 142, including the review of goodwill for impairment. Based on this impairment test, we recorded an impairment of European Energy segment's goodwill of $234 million. This impairment loss was recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002. Our measurement of the fair value of European Energy was based on both an income approach, using future discounted cash flows, and a market approach, using acquisition multiples, including price per Megawatt, based on publicly available data for recently completed European transactions. For further discussion of the impairment, please read Note 7 to our Interim Financial Statements.

         The circumstances leading to the impairment of our European Energy segment's goodwill included a significant decline in electric margins attributable to the deregulation of the European electricity market in 2001, lack of growth in the wholesale energy trading markets in Northwest Europe and continued regulation of the European fuel markets. We anticipate that power prices will continue to be depressed throughout 2003, but we believe that prices will improve over the long-term. If prices do not improve or there are additional declines in prices, the European Energy segment could have significant impairments of its property and equipment and goodwill.

         SFAS No. 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual test for indications of goodwill impairment as of November 1, in conjunction with our annual planning process. We anticipate finalizing our annual impairment test during the fourth quarter of 2002 and currently cannot estimate the outcome. As of September 30, 2002, the European Energy segment has goodwill of $492 million.

         For additional information regarding factors that may affect the future results of operations of European Energy, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our European Energy Operations" in the Reliant Resources Form 10-K/A.

         The following table provides summary data, including EBIT, of European Energy for the three and nine months ended September 30, 2001 and 2002.

                                                                                EUROPEAN ENERGY
                                                     ---------------------------------------------------------------------
                                                     THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------      -------------------------------
                                                          2001            2002                  2001            2002
                                                     --------------- ----------------      --------------- ---------------
                                                                                  (IN MILLIONS)
Revenues ...................................          $   142          $   145               $   472         $   447
Trading Margins ............................                3                3                     6              10
                                                      -------          -------               -------         -------
  Total Operating Revenues .................              145              148                   478             457
Operating Expenses:
  Fuel .....................................               91               67                   294             254
  Purchased Power ..........................                9               38                    15             (55)
  Operation and Maintenance ................               17               25                    56              87
  General, Administrative and Development ..               13               18                    33              26
  Depreciation and Amortization ............               20               16                    57              42
                                                      -------          -------               -------         -------
    Total Operating Expenses ...............              150              164                   455             354
                                                      -------          -------               -------         -------
Operating (Loss) Income ....................               (5)             (16)                   23             103
                                                      -------          -------               -------         -------
Other Income:
Income of equity investment of
  unconsolidated subsidiaries ..............               --               --                    51              --
Other, net .................................                1                3                     6               7
                                                      -------          -------               -------         -------
(Loss) Earnings Before Interest and Income
  Taxes ....................................          $    (4)         $   (13)              $    80         $   110
                                                      =======          =======               =======         =======

Margins:
  Power Generation(1) ......................          $    42          $    40               $   163         $   248
  Trading ..................................                3                3                     6              10
                                                      -------          -------               -------         -------
    Total ..................................          $    45          $    43               $   169         $   258
                                                      =======          =======               =======         =======
Electricity (in thousand MWh):
  Power Generation Sales ...................            4,013            4,257                11,885          13,198
  Trading Sales ............................            5,687           17,883                14,641          52,436
-------------
(1)      Revenues less fuel and purchased power.

         European Energy's EBIT decreased $9 million and increased $30 million for the three and nine months ended September 30, 2002 compared to the same periods in 2001 due to changes in gross margins (revenues less fuel and purchased power) as explained below. During the nine months ended September 30, 2002, European Energy recognized a one-time $109 million gain resulting from the amendment of our stranded cost electricity supply contracts which is recorded as a reduction in purchase power expense and is included in gross margins. For additional discussion regarding the amendment of these contracts please read
Note 12(d) to our Interim Financial Statements.

         European Energy's revenues increased $3 million for the three months ended September 30, 2002 compared to the same period in 2001, while trading margins remained flat. Driving the increase in revenues was an increase in the volume of electricity sales and higher average sales prices realized in 2002, compared to the third quarter of 2001. Trading margins remained flat, despite substantially higher settlement volumes, as margins have declined from 2001 levels due to credit and liquidity concerns which continue to impact the European power and gas markets.

         European Energy's revenues decreased $25 million for the nine months ended September 30, 2002 compared to the same period in 2001, while trading margins increased by $4 million. While electricity sales increased by $32 million, period on period, ancillary services and district heating revenues decreased by a combined total of $11 million. Also contributing to the decline from 2001 was a non-recurring efficiency and energy payment of $30 million received during the second quarter of 2001 from NEA, which was the coordinating body for the Dutch electric generating sector prior to wholesale competition. Trading margins increased $4 million for the nine months ended September 30, 2002 compared to 2001 primarily due to an increase in power trading volumes and trading origination transactions. However, there has been a significant decrease in overall market liquidity from prior year levels and we have ceased trading on a proprietary basis during the third quarter of 2002. In addition, the overall decrease in total operating revenues was impacted by an unfavorable foreign exchange effect of $16 million.

         Fuel and purchased power costs increased $5 million for the three months ended September 30, 2002 compared to the same period in 2001 primarily due to higher volumes of purchased power and higher consumption of natural gas partially offset by lower consumption of coal in the third quarter of 2002 relative to the third quarter of 2001. During the third quarter of 2002, we consumed comparatively less coal, a less expensive fuel than natural gas, due to planned maintenance of a coal burning unit. Also, the comparatively higher level of electricity sales during the third quarter of 2002, in combination with our fuels optimization strategy, have led to higher levels of purchased power. This overall increase in fuel cost was impacted by a favorable foreign exchange effect of $4 million.

         Fuel and purchased power costs decreased $110 million for the nine months ending September 30, 2002 compared to the same period in 2001 primarily due to a one-time $109 million gain as discussed above and a net $16 million gain related to changes in the valuation of certain out-of-market contracts in the first half of 2002. In addition, higher electricity sales levels have driven comparatively higher levels of fuel consumption and purchased power during the nine months ended September 30, 2002 as compared to the same period in 2001. For further discussion of these out-of-market contracts, please read Notes 6 and 13(f) to the Reliant Resources 10-K/A Notes and Note 12(d) to our Interim Financial Statements.

         Gross margin decreased $2 million for the three months ended September 30, 2002 compared to the same period in 2001 primarily due to our power generation operations discussed above.

         Gross margin increased $89 million for the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to (a) the one-time $109 million gain discussed above, (b) the $16 million net gain recognized in fuel expense discussed above and (c) a $4 million increase in trading margin due to a increase in power trading volumes and trading origination transactions. Partially offsetting these increases were the $30 million payment received during the second quarter of 2001 from NEA, and decreased margins on ancillary services and district heating of $6 million. Further offsetting the increase in gross margin were unscheduled plant outages at certain of our electric generating facilities in the first half of 2002. We estimate that these unplanned outages resulted in a net decrease in gross margin of approximately $7 million. We also estimate that planned outages of certain facilities further negatively impacted margins by approximately $3 million during the third quarter of 2002.

         Operation and maintenance and general and administrative expenses increased by $13 million for the three months ended September 30, 2002 compared to the same period in 2001. The increase was primarily attributable to $8 million in reorganization and severance charges associated with our business restructuring as discussed above. Also contributing to the increase were increased consulting fees and employee benefit expenses, as well as increased expenses associated with the trading business.

         Operation and maintenance and general and administrative expenses increased by $24 million for the nine months ended September 30, 2002 compared to the same period in 2001. The increase was primarily attributable to the reasons discussed above plus increased environmental expenditures of $2 million, and reversal of a reserve for environmental tax subsidies receivable in 2001 of $4 million.

         Depreciation and amortization expenses decreased $4 million during the third quarter of 2002 compared to the same period in 2001 primarily due to the cessation of goodwill amortization effective January 1, 2002. During the three months ended September 30, 2001, European Energy recorded $6 million in amortization expense related to goodwill. For additional discussion regarding the cessation of goodwill amortization, please read Note 2(q) to Reliant Resources Form 10-K/A Notes and Note 7 to our Interim Financial Statements. This decrease was partially offset by an increase of $1 million in depreciation expense during the same period as a result of capital expenditures in late 2001 associated with our trading business.

         Depreciation and amortization expenses decreased $15 million for the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to the cessation of goodwill amortization effective January 1, 2002. During the nine months ended September 30, 2001, European Energy recorded $19 million in amortization expense related to goodwill. This decrease was partially offset by an increase of $3 million in depreciation expense during the same period as a result of capital expenditures in late 2001 associated with our trading business.

         Other non-operating income increased $2 million during the three months ended September 30, 2002 compared to the same period in 2001 due to investment income and lease income. Other non-operating income decreased $50 million during the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to a $51 million gain recorded in the second quarter of 2001, as equity income for the preacquisition gain contingency related to the acquisition of REPGB for the value of its equity investment in NEA. For further discussion of this gain, please read Note 13(f) to the Reliant Resources 10-K/A Notes and Note 12(d) to our Interim Financial Statements.

RETAIL ENERGY

         Our Retail Energy segment provides electricity products and services to end-use customers, ranging from residential and small commercial customers to large commercial, industrial and institutional customers. In addition, this segment manages the procurement of electricity supply for these customers. For further information regarding our contract to purchase supply from Texas Genco, please read Note 5 to our Interim Financial Statements. Retail Energy provided billing, customer service, credit and collection and remittance services to CenterPoint Energy's regulated electric utility and two of its natural gas distribution divisions. The service agreement governing these services terminated on December 31, 2001. Retail Energy charged the regulated electric and natural gas utilities for these services at cost. We received approximately
1.7 million electric customers in the Houston metropolitan area when the Texas market opened to full competition in January 2002. During the first nine months of 2002, the Retail Energy segment was largely focused on the extensive efforts necessary to transition customers from the utilities to the affiliated retail electric providers. We recently began marketing efforts outside of the Houston metropolitan area, primarily in the Dallas/Fort Worth area.

         The Electric Reliability Council of Texas (ERCOT) independent system operator (ERCOT ISO) is responsible for ensuring that information relating to a customer's choice of retail electric provider is conveyed in a timely manner. Problems in the flow of information between the ERCOT ISO, the transmission and distribution utility and the retail electric providers have resulted in delays in enrolling and billing customers. While the flow of information is improving, operational problems in the new systems and processes are still being worked out.

         We depend on the local transmission and distribution utilities to read our customers' electric meters. We are required to rely on the local utility or, in some cases, the independent transmission system operator, to provide us with our customers' information regarding electricity usage, such as historical usage patterns, and we may be limited in our ability to confirm the accuracy of the information. The provision of inaccurate information or delayed provision of such information by the local utilities or system operators could have a material negative impact on our business, results of operations and cash flows.

         The Company records its electricity sales and services to retail customers under the accrual method and these revenues generally are recognized upon delivery, except for sales to large commercial, industrial and institutional customers under contract. Contracted electricity sales to large commercial, industrial and institutional customers are currently accounted for under the mark-to-market method of accounting, and are presented net in trading margins. Historically, these energy contracts are recorded at fair value in trading margins upon contract execution. The net changes in their market values are recognized in the income statement in trading margins in the period of the change. Realized gains and losses are recognized in trading margins on a net basis in the results of operations. Electricity sales and services related to retail customers not billed are recognized based upon estimated electricity and services delivered. At September 30, 2002, the amount not billed is $372 million, including approximately $77 million related to delayed billings. Problems or delays in the flow of information between the ERCOT ISO, the transmission and distribution utility and the retail electric providers and operational problems with our new systems and processes could impact our ability to accurately estimate the amount not billed at September 30, 2002. In addition, we must bill the customer within six months of delivering the electricity. Any electricity that cannot accurately be billed within that time frame cannot be billed or collected. At September 30, 2002, the amount of electricity that cannot be billed does not have a material impact on our results of operations or cash flows.

         The ERCOT ISO is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT market. The ERCOT ISO is also responsible for handling scheduling and settlement for all electricity supply volumes in the Texas deregulated electricity market. As part of settlement, the ERCOT ISO communicates the actual volumes delivered compared to the volumes scheduled. The ERCOT ISO calculates an additional charge or credit based on the difference between the actual and scheduled volumes, based on a market clearing price. Settlement charges also include allocated costs such as unaccounted-for energy. Preliminary settlement information is due from ERCOT within two months after electricity is delivered. Final settlement information is due from ERCOT within twelve months after electricity is delivered. As a result, we record our estimated supply costs using scheduled supply volumes and adjust those costs upon receipt of settlement and consumption information. The ERCOT settlement process was delayed due to operational problems between the ERCOT ISO, the transmission and distribution utility and the retail electric providers. During the third quarter of 2002, the ERCOT ISO began issuing final settlements for the pilot time period of July 31, 2001 to December 31, 2001. Currently, the final settlements are being received within the 12 month time frame. The delay in the ERCOT settlement process could impact our ability to accurately reflect our supply costs.

         The Company records its transmission and distribution charges using the same method detailed above for its electricity sales and services to retail customers. At September 30, 2002 the transmission and distribution charges not billed by the transmission and distribution utilities to us totaled $54 million. Delays or inaccurate billings from the transmission and distribution utilities could impact our ability to accurately reflect our transmission and distribution costs.

         For additional information regarding factors that may affect the future results of operations of Retail Energy, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Retail Energy Operations" in the Reliant Resources Form 10-K/A.

         The following table provides summary data, including EBIT, of Retail Energy for the three and nine months ended September 30, 2001 and 2002.

                                                                             RETAIL ENERGY
                                                     -------------------------------------------------------------------
                                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------- --------------------------------
                                                          2001              2002             2001            2002
                                                     --------------- ------------------ ------------- ------------------
                                                                             (IN MILLIONS)
Electricity Sales and Services ..................        $ 28             $ 1,196          $  78            $ 2,487
Hedging Revenues ................................          --                 416             --                731
Trading Margins .................................          15                  82             29                150
                                                         ----             -------          -----            -------
  Operating Revenues ............................          43               1,694            107              3,368
Operating Expenses:
  Purchased Power ...............................           2               1,220              2              2,430
  Accrual for Payment to CenterPoint Energy, Inc.          --                  89             --                 89
  Operation and Maintenance .....................          29                  67             71                172
  General and Administrative ....................          16                  74             40                167
  Depreciation and Amortization .................           3                   7              7                 19
                                                         ----             -------          -----            -------
    Total Operating Expenses ....................          50               1,457            120              2,877
                                                         ----             -------          -----            -------
Operating (Loss) Income .........................          (7)                237            (13)               491
                                                         ----             -------          -----            -------
Other Loss, net .................................          (1)                 (2)            --                 (2)
                                                         ----             -------          -----            -------
(Loss) Earnings Before Interest and Income Taxes         $ (8)            $   235          $ (13)           $   489
                                                         ====             =======          =====            =======

perations Data:
   Energy Sales (gigawatt-hours (GWh)):
    Residential....................................                         8,606                            17,055
    Small commercial...............................                         3,986                            10,026
    Large commercial, industrial and institutional.                         6,465                            17,740
                                                                          -------                           -------
      Total........................................                        19,057                            44,821
                                                                          =======                           =======

  Customers as of September 30, 2002 (in thousands,
    metered locations):
    Residential....................................                                                           1,469
    Small commercial...............................                                                             219
    Large commercial, industrial and institutional.                                                              22
                                                                                                            -------
      Total........................................                                                           1,710
                                                                                                            =======

         Our Retail Energy segment's EBIT increased $243 million and $502 million in the three and nine months ended September 30, 2002, respectively, compared to the same period in 2001. The increase in EBIT was primarily due to increased gross margins (revenues less purchased power) related to retail electric sales to residential, small commercial and large commercial, industrial and institutional customers resulting from full competition. The increases in gross margins were partially offset by increased operating expenses as further discussed below.

         Electric sales and services increased $1.2 billion and $2.4 billion in the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001, due primarily to retail electric sales in the Texas retail market to residential and small commercial customers and large commercial, industrial and institutional customers that did not sign contracts. Revenues related to the hedging, managing and optimizing of our electric energy supply contributed approximately $416 million and $731 million, respectively, of the increase in revenues for the three and nine months ended September 30, 2002 compared to the same periods in 2001. Purchased power expense increased $1.2 billion and $2.4 billion, respectively, for the three and nine months ended September 30, 2002 due to costs of approximately $829 million and $1.8 billion, respectively, associated with retail electric sales and $389 million and $656 million, respectively, associated with hedging, managing and optimizing of our electric energy supply.

         Our Retail Energy segment's gross margins increased $433 million and $833 million in the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001 primarily due to increased margins of $462 million and $895 million, respectively, from retail electric sales of which $67 million and $121 million, respectively, was increased gross margin for electric sales to contracted energy sales to large commercial, industrial and institutional customers due primarily to the opening of the Texas market to full competition in January 2002, as discussed above. The increase in our price to beat fuel factor occurring in August 2002 contributed approximately $35 million of this increase in retail electric sales margins for the three and nine months ended September 30, 2002. During the three and nine months ended September 30, 2002, the Retail Energy segment recognized $82 million and $150 million, respectively, of gross margins related to commercial, industrial and institutional electricity contracts compared to $15 million and $29 million in the same periods in 2001, respectively. Included in these margins are unrealized gains related to these contracts which were $38 million and $30 million in the three and nine months ended September 30, 2002, respectively, compared to unrealized gains of $15 million and $29 million, respectively, in the same periods in 2001. For additional information regarding the price to beat fuel factor increase, please read Note 14(a). For information regarding the accounting for contracted electricity sales to large commercial, industrial and institutional customers, please read Note 2(d) and Note 6 to the Reliant Resources 10-K/A Notes.

         In addition, in the three and nine months ended September 30, 2001, $14 million and $37 million, respectively, of revenues were recorded for billing, customer service, credit and collection and remittance services charged to Reliant Energy's regulated electric utility and two of its natural gas distribution divisions. The associated costs are included in operation expenses and general and administrative expenses. The service agreement governing these services terminated on December 31, 2001.

         To the extent that our price for providing retail electric service to residential and small commercial customers in CenterPoint Energy's Houston service territory during 2002 and 2003, which price is mandated by the Texas electric restructuring law, exceeds the market price of electricity, we may be required to make a payment to CenterPoint Energy in early 2004 unless the Texas Utility Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within CenterPoint Energy's Houston service territory as of January 1, 2002 is committed to be served by retail electric providers other than us. Currently, we believe it is probable that we will be required to make such payment to CenterPoint Energy related to our residential customers up to the cap amount. Our estimate for the payment related to residential customers is between $155 million and $185 million (pre-tax), with a most probable estimate of $170 million. We will recognize the total obligation over the period we recognized the related revenues. During the third quarter of 2002, we recognized $89 million (pre-tax) of which $27 million was associated with the revenues for the first half of 2002. The remainder of our estimated obligation will be recognized during the fourth quarter of 2002 and during 2003. For further discussion of this payment to CenterPoint Energy and the related accounting, please read Note 13(f) to the Reliant Resources 10-K/A Notes and Note 12(e) to our Interim Financial Statements.

         Operations and maintenance expenses and general and administrative expenses increased $96 million and $228 million in the three and nine months ended September 30, 2002 compared to the same periods in 2001, respectively, primarily due to (a) increased gross receipts taxes of $31 million and $64 million, respectively, (b) personnel and employee related costs and other administrative costs (including allocated corporate overhead) of $45 million and $128 million, respectively, primarily due to the Texas retail market opening to full competition in January 2002, (c) increased bad debt reserves of $23 million and $46 million, respectively, associated with increased retail electric sales and (d) increased marketing costs of $5 million and $15 million, respectively, primarily due to the Texas retail market opening to full competition.

         Depreciation and amortization expense increased $4 million and $12 million in the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001 primarily due to depreciation of information systems developed and placed in service to meet the needs of our retail businesses. In addition, for the three and nine months ended September 30, 2001, Retail Energy recorded $1 million and $2 million for the three and nine months ended September 30, 2001 for amortization expense related to goodwill. For information regarding the cessation of goodwill amortization, please read Note 2(q) to the Reliant Resources 10-K/A Notes and Note 7 to our Interim Financial Statements.

         On November 13, 2002, we filed a request with the Texas Utility Commission to increase the price to beat fuel factor for residential and small commercial customers based on a 7.7% increase in the price of natural gas from our previous request in May 2002. Our requested increase was based on a 10 trading day, average forward 12-month natural gas price of $4.02/mmbtu. The requested increase represents a 2.6% increase in the total bill of a residential customer using, on average, 1,000 kWh per month. If no hearing is requested, the earliest the new price to beat could go into effect would be December 3, 2002. For additional information regarding the current price to beat fuel factor, please read Note 14 to our Interim Financial Statements.

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

         The following table provides summary data regarding the results of operations of Other Operations for the three and nine months ended September 30, 2001 and 2002.

                                                                                 OTHER OPERATIONS
                                                         -----------------------------------------------------------------
                                                         THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------  -------------------------------
                                                              2001            2002             2001              2002
                                                            ------           ------           -------           ------
                                                                             (IN MILLIONS)
Operating Revenues ...............................          $    3           $   --           $     8           $    2
Operating Expenses:
  Operation and Maintenance ......................               6               --                15                3
  General, Administrative and Development ........              12               46               131               43
  Depreciation and Amortization ..................              21                4                25               10
                                                            ------           ------           -------           ------
    Total Operating Expenses .....................              39               50               171               56
                                                            ------           ------           -------           ------
Operating Loss ...................................             (36)             (50)             (163)             (54)
                                                            ------           ------           -------           ------
Other Income (Expense):
  Gain from Investments, net .....................               5               --                16                4
  Other, net .....................................              (1)              --                (1)              (5)
                                                            ------           ------           -------           ------
Loss Before Interest and Income Taxes ............          $  (32)          $  (50)          $  (148)          $  (55)
                                                            ======           ======           =======           ======

         Other Operations' loss before interest and income taxes increased by $18 million and declined by $93 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001.

         For the three months ended September 30, 2002, the increase in loss before interest and taxes is primarily due to a net pre-tax, non-cash $47 million charge relating to the accounting settlement of certain benefit obligations associated with our separation from CenterPoint Energy partially offset by $14 million in restructuring charges and $19 million of goodwill impairment related to the exiting of our Communications business recognized during the third quarter of 2001 and $4 million in decreased operating losses from our Communications business. In addition, during the three months ended September 30, 2002, gains from investments decreased $5 million and depreciation expense related to corporate assets increased $3 million.

         For the nine months ended September 30, 2002, the decline in loss before interest and income taxes is primarily due to (a) a pre-tax, non-cash charge of $100 million recorded in the first quarter of 2001 relating to the redesign of some of Reliant Energy's benefit plans in anticipation of our separation from CenterPoint Energy, (b) decreased operating losses of $15 million related to our Communications business, and (c) $14 million in restructuring charges and $19 million of goodwill impairment related to the exiting of our Communications business recognized during third quarter of 2001. Partially offsetting these items are a net pre-tax, non-cash accounting settlement charge of $47 million recognized during the third quarter of 2002 as discussed above and increased depreciation expense related to corporate assets of $8 million. In addition, other income decreased $16 million during the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to a decrease in gains from investments of $12 million coupled with a $6 million accrual for investment bank services recorded during the first quarter of 2002. Gains from investments decreased due to an impairment of an investment in an internet company in 2002 and decreased gains from other investments.

     For additional information about the benefit charges noted above, please read Note 13 to our Interim Financial Statements.

                        TRADING AND MARKETING OPERATIONS

         We trade and market power, natural gas and other energy-related commodities and provide related risk management services to our businesses and our customers. Historically, we apply mark-to-market accounting for all of our energy trading, marketing, power origination and risk management services activities. For information regarding mark-to-market accounting, please read Notes 2(d) and 6(a) to the Reliant Resources 10-K/A Notes and Notes 1 and 3 to our Interim Financial Statements. These trading activities consist of:

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

         During 2002, we have evaluated our trading, marketing, power origination and risk management services strategies. In the third quarter of 2002, we began to reduce our Wholesale Energy segment's trading, marketing and power origination activities due to liquidity concerns and in order to significantly reduce collateral usage and focus on our commercial organization on the highest return activities primarily around our core asset positions. In September 2002, we concluded a comprehensive evaluation of our European Energy segment's businesses and it was decided that proprietary trading would be significantly reduced in order to focus on optimization of our generation assets in the Netherlands.

         Our realized and unrealized trading, marketing and risk management services margins are as follows:

                                       THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------     -------------------------------
                                           2001                2002              2001              2002
                                          -------             ------            ------            ------
                                                                    (IN MILLIONS)
Realized .....................            $   132             $   87            $  262            $  278
Unrealized ...................                (70)                32                49                13
                                          -------             ------            ------            ------
Total ........................            $    62             $  119            $  311            $  291
                                          =======             ======            ======            ======

         Below is an analysis of our net trading and marketing assets and liabilities for 2002 (in millions):

Fair value of contracts outstanding at December 31, 2001 ......................................            $   218
Fair value of new contracts when entered into during the period ...............................                 54
Contracts realized or settled during the period ...............................................               (278)
Changes in fair values attributable to changes in valuation techniques and assumptions ........                 31
Changes in fair value attributable to market price and other market changes ...................                200
                                                                                                           -------
  Fair value of contracts outstanding at September 30, 2002 ...................................            $   225
                                                                                                           =======

         During the nine months ended September 30, 2002, our Retail Energy segment entered into electric sales contracts with large commercial, industrial and institutional customers ranging from one-half to four years in duration. These contracts had an aggregate fair value of $42 million at the contract inception dates. We have entered into energy supply contracts to substantially economically hedge these contracts. The fair value of these Retail Energy electric sales contracts to large commercial, industrial and institutional customers was determined by comparing the contract price to an estimate of the market cost of delivered retail energy and applying the estimated volumes under the provisions of these contracts. The calculation of the estimated cost of delivered retail energy involves estimating the customer's anticipated load volume, and using the forward ERCOT over-the-counter (OTC) commodity prices, adjusted for the customer's anticipated load characteristics. Load characteristics in the valuation model include: the customer's expected hourly electricity usage profile, the potential variability in the electricity usage profile (due to weather or operational uncertainties), and the electricity usage limits included in the customer's contract. In addition, estimates include anticipated delivery costs, such as electric line losses, ERCOT system operator administrative fees and other market interaction charges, estimated credit risk and administrative costs to serve, and may include estimated transmission and distribution fees. The remaining weighted-average duration of these contracts is approximately eighteen months.

         Our Retail Energy segment also enters into supply contracts to substantially economically hedge the sales contracts entered into with large commercial, industrial and institutional customers. During the nine months ended September 30, 2002, these contracts had an aggregate fair value of $6 million at the contract inception dates. The fair values of these contracts are estimated using ERCOT OTC forward price and volatility curves and correlation among power and fuel prices specific to ERCOT, net of credit risk. A significant portion of the value of these contracts required utilization of internal models that yield similar results to externally developed standard industry models. For the contracts extending beyond September 30, 2002, the remaining weighted-average duration of these contracts, based on volumes, is less than two years.

         The remaining fair value of new contracts recorded at inception of $6 million primarily relates to natural gas transportation contracts entered into by the Wholesale Energy segment. The fair values of these Wholesale Energy contracts at inception require the utilization of a spread option model and are estimated using OTC forward price and volatility curves and correlation among natural gas prices at differing locations, net of estimated credit risk. For the contracts extending beyond September 30, 2002, the remaining weighted-average duration of these contracts, based on volumes, is less than five years.

         During the third quarter of 2002, our Retail Energy segment eliminated one valuation factor adjustment and added another to its fair value calculation. Retail Energy eliminated a valuation factor for potential claims for delays in switching under the liquidated damage clauses in contracts. Retail Energy eliminated this valuation factor because there is now enough data to substantiate that these claims will not be submitted. This change in methodology reduced credit reserves by $5 million. Retail Energy added a valuation factor adjustment to capture the potential earnings loss associated with customers terminating contracts due to a provision in some of its contracts that allows customers to terminate their contracts if our unsecured debt ratings fall below investment grade or if our ratings are withdrawn entirely by a rating agency. During the third quarter of 2002, each of the major rating agencies downgraded our credit ratings to sub-investment grade. We performed an analysis at the customer level to estimate our exposure for these provisions. To date, no customers have terminated according to this provision. This change in methodology increased credit reserves by $1 million. Retail Energy also changed the methodology related to recording its estimate of unaccounted for energy
(UFE). Retail Energy changed its UFE factor from 1.6% to zero. The reason for the change is that Retail Energy believes the UFE is included in its volatility valuation factor and its results from energy sales in 2001 were not negatively impacted by the UFE. This change in methodology reduced credit reserves by $9 million.

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

         Below are the maturities of our contracts related to our trading and marketing assets and liabilities as of September 30, 2002 (in millions):

                                                          FAIR VALUE OF CONTRACTS AT SEPTEMBER 30, 2002
                                     ---------------------------------------------------------------------------------------
                                                                                                      2007 AND      TOTAL
SOURCE OF FAIR VALUE                 2003 (1)      2003 (2)      2004         2005         2006      THEREAFTER   FAIR VALUE
                                     -------       --------      -----        ----        -----      ----------   ----------
Prices actively quoted .......        $    6         $ 16        $ (10)       $ --        $  --         $ --        $  12
Prices provided by other
  external sources ...........           120           30           12           1           12           19          194
Prices based on models and
  other valuation methods ....           (15)          12           13           3           (4)          10           19
                                      ------         ----        -----         ---        -----         ----        -----
Total ........................        $  111         $ 58        $  15        $  4        $   8         $ 29        $ 225
                                      ======         ====        =====        ====        =====         ====        =====

------------
(1)      Twelve months ended September 30, 2003
(2)      The fourth quarter of 2003

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

         The following table presents the distribution by credit ratings of our total non-trading derivatives and trading and marketing assets as of September 30, 2002, after taking into consideration netting and set-off agreements with counterparties within each balance sheet caption (in millions).

                                                                                                             PERCENTAGE OF
                                                                   COLLATERAL         EXPOSURE NET OF        EXPOSURE NET OF
CREDIT RATING EQUIVALENT                       EXPOSURE             HELD (3)            COLLATERAL              COLLATERAL
------------------------                       --------            ----------         ---------------        ---------------
AAA/Aaa ...........................            $      1             $     --             $      1                    0%
AA/Aa2 ............................                 239                   --                  239                   10%
A/A2 ..............................                 631                   --                  631                   25%
BBB/Baa2 ..........................               1,173                  (95)               1,078                   44%
BB/Ba2 or lower ...................                 570                  (65)                 505                   20%
Unrated (1)(2) ....................                  22                   (8)                  14                    1%
                                               --------             --------             --------                  ---
                                                  2,636                 (168)               2,468                  100%
Less: Credit and other reserves ...                 (66)                  --                  (66)
                                               --------             --------             --------
                                               $  2,570             $   (168)            $ 2,402
                                               ========             ========             ========

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

         For additional information, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Price Volatility," and "- Risks Associated with Our Hedging and Risk Management Activities" in Item 7 of the Reliant Resources Form 10-K/A.

         For a description of accounting policies for our trading and marketing activities, please read Notes 2(d) and 6 to the Reliant Resources 10-K/A Notes.

         We seek to monitor and control our trading risk exposures through a variety of processes and committees. For additional information, please read "Quantitative and Qualitative Disclosures About Market Risk - Risk Management Structure" in Item 7A of the Reliant Resources Form 10-K/A.

                  CERTAIN FACTORS AFFECTING OUR FUTURE EARNINGS

         For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings" in the Reliant Resources Form 10-K/A. For additional information regarding (a) the California wholesale market and related litigation, please read Notes 12(a) and 12(c) to our Interim Financial Statements, and (b) Dutch stranded costs, please read Note 12(d) to our Interim Financial Statements.

         FERC Notice of Proposed Rulemaking. On July 31, 2002, FERC issued a Notice of Proposed Rulemaking proposing requirements for standardization of basic market rules in the wholesale electricity markets. The stated intent of FERC's proposal is to implement standard rules that will provide for more equal access to electricity markets and more predictability and uniformity in the operation of wholesale electricity markets in the various parts of the country. The proposal includes provisions for capacity commitments, price mitigation, independent market monitoring, transmission and congestion revenue rights, and operation of transmission systems by independent entities that satisfy specified governance provisions. The new requirements are not scheduled to be fully implemented until at least Fall 2004. We cannot predict at this time the final form of this rulemaking or the effect that this rulemaking will have on our business and results of operations.

                               FINANCIAL CONDITION

         The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2001 and 2002.

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------
                                                 2001                 2002
                                               -------             ---------
                                                      (IN MILLIONS)
Cash provided by (used in):
   Operating activities ...........            $   262             $     319
   Investing activities ...........               (709)               (3,301)
   Financing activities ...........                635                 4,301

         Net cash provided by operating activities during the nine months ended September 30, 2002 increased by $57 million compared to the same period 2001. This increase was primarily due to (a) cash flows provided by our Retail Energy segment for retail sales in the first nine months of 2002 due to the Texas retail market opening to full competition in January 2002, (b) $250 million net proceeds related to an arrangement with a financial institution to sell an undivided interest in accounts receivable from residential and small commercial retail electric customers (please see Note 9 to our Interim Financial Statements), (c) $136 million of net collateral deposits related to an equipment financing structure returned to us in 2002 coupled with collateral deposits paid in 2001 (please see Note 12(f) to our Interim Financial Statements), (d) reduced lease prepayments related to the REMA sale-leaseback agreements (please read
Note 12(g) to our Interim Financial Statements) and (e) $96 million related to the settlement of four structured transactions in 2002 (please read Note 4 to our Interim Financial Statements). These items were partially offset by (a) decreased operating cash flows from our Wholesale Energy segment; (b) a $100 million settlement payment related to certain stranded costs contracts (please read Note 12(d) to our Interim Financial Statements), (c) settlement of hedges of our net investment in foreign subsidiaries totaling $156 million, (d) cash flows for margin deposits related to our trading and hedging activities and (e) other changes in working capital.

         Net cash used in investing activities during the nine months ended September 30, 2002 increased $2.6 billion compared to the same period in 2001, primarily due to funding the acquisition of Orion Power for $2.9 billion on February 19, 2002, partially offset by a decrease in capital expenditures related to the construction of domestic power generation projects during the nine months ended September 30, 2002 as compared to the same period in 2001 and a $137 million cash dividend from our European Energy segment's equity investment in NEA (please see Note 12(d) to our Interim Financial Statements).

         Cash flows provided by financing activities during the nine months ended September 30, 2002 increased $3.7 billion compared to the same period in 2001, primarily due to an increase in short-term borrowings used to fund the acquisition of Orion Power and other working capital requirements and due to increased working capital to meet future obligations, decreased investments of excess cash in an affiliate of CenterPoint Energy, partially offset by $1.7 billion in net proceeds from our IPO in 2001.

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

         This basis of accounting in our Interim Financial Statements contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of conducting business, which in turn is dependent upon our ability to successfully execute our refinancing plans. We expect to successfully execute our refinancing plans; accordingly, management believes we will be able to meet our obligations in a manner consistent with this accounting treatment. However, there can be no assurance that we will be successful in executing our refinancing plans. If we are unable to complete the necessary future refinancings on acceptable terms and conditions, given the magnitude of the refinancings we may be forced to consider a reorganization under the protection of bankruptcy laws. For discussion of our refinancing plans, please read Note 2 to our Interim Financial Statements.

FUTURE SOURCES OF CASH FLOWS

         For a discussion of factors affecting our sources of cash and liquidity, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Reliant Resources Form 10-K/A and Notes 2, 9, 12(h), 12(i), 16(a) and 16(b) to our Interim Financial Statements.

         Credit Facilities. As of September 30, 2002, we had $8.1 billion in committed credit facilities of which $365 million remained unused. Credit facilities aggregating $5.3 billion were unsecured. As of September 30, 2002, letters of credit outstanding under these facilities aggregated $597 million. As of September 30, 2002, borrowings of $7.1 billion were outstanding under these facilities. As of September 30, 2002, we have $6.6 billion of committed credit facilities which will expire by September 30, 2003 of which $1.7 billion will expire by December 31, 2002. For a discussion of the repayment, refinancing and/or amendment of certain of these committed credit facilities and our liquidity concerns, please read Notes 2 and 9 to our Interim Financial Statements.

         Credit Ratings. Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing and the execution of our commercial strategies. For a discussion of our credit ratings and the related factors affecting our future financial position, results of operations and cash flows, please read Note 2 to our Interim Financial Statements.

         Orion Power and its Subsidiaries Credit Facilities Covenant Waivers. For a discussion of Orion Power and its subsidiaries covenant waivers during the third quarter of 2002, please read Note 9 to our Interim Financial Statements.

         For additional information regarding Orion Power and its subsidiaries' debt obligations, please read Notes 2 and 9 to our Interim Financial Statements.

         Receivable Facility Covenant Violation. For a discussion of a covenant violation under the Receivable Facility, please read Note 16(a) to our Interim Financial Statements.

         California Trade Receivables. As of September 30, 2002, the Company was owed a total of $233 million, net of a $70 million reserve for refund, by the Cal ISO, the Cal PX, the DWR, and California Energy Resources Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through September 30, 2002. From September 30, 2002 through November 8, 2002, the Company has collected $9 million of these receivable balances. As of September 30, 2002, we had a pre-tax credit provision of $24 million against these receivable balances. For additional information regarding uncertainties in the California wholesale market, please read Notes 12(a) and 12(c) to our Interim Financial Statements and Notes 13(e) and 13(i) to the Reliant Resources 10-K/A Notes.

FUTURE USES OF CASH FLOWS

         For a discussion of items impacting our liquidity and uses of cash, including the impact of our downgrade to sub-investment grade, commercial obligations related to our wholesale and retail operations, various collateral requirements and capital obligations, please read Notes 2, 9, 12(h), 12(i) and 16(a) to our Interim Financial Statements.

         Generating Projects. As of September 30, 2002, we had one generating facility under construction. Total estimated costs of constructing this facility is $498 million. As of September 30, 2002, we had incurred $280 million of the total projected costs of this project, which was funded primarily from equity and a debt facility. In addition to this generating facility, we are constructing facilities as construction agents under construction agency agreements, which permit us to lease or buy each of these facilities at the conclusion of their construction.

         In connection with the acquisition of Orion Power, we acquired contracts to purchase additional power generation equipment, consisting of steam and combustion turbines and heat recovery steam generators. As of September 30, 2002, we have cancelled all but one contract, having determined the equipment is in excess of our current needs. We plan to pay an additional $1 million in early 2003 to cancel the remaining contract.

         Construction Agency Agreement and Equipment Financing Structure. In 2001, we, through several of our subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. These special purpose entities are not consolidated by us. In addition, we, through our subsidiary, REPG, entered into an agreement, which was terminated in September 2002, with a bank whereby the bank, as owner, entered or would enter into contracts for the purchase and construction of power generation equipment and REPG, or its subagent, would act as the bank's agent in connection with administering the contracts for such equipment. For information regarding these transactions, please read Note 12(f) to our Interim Financial Statements.

         Payment to CenterPoint Energy. To the extent that our price for providing retail electric service to residential and small commercial customers in CenterPoint Energy's Houston service territory during 2002 and 2003, which price is mandated by the Texas electric restructuring law, exceeds the market price of electricity, we may be required to make a payment to CenterPoint Energy in early 2004 unless the Texas Utility Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within CenterPoint Energy's Houston service territory as of January 1, 2002 is committed to be served by retail electric providers other than us. As of September 30, 2002, our estimate for the payment related to residential customers is between $155 million and $185 million (pre-tax), with a most probable estimate of $170 million. For additional information regarding this payment, please read Note 12(e) to our Interim Financial Statements.

         Restricted Cash. All of our operations are conducted by our subsidiaries. Our cash flow and our ability to service parent-level indebtedness when due is dependent upon our receipt of cash dividends, distributions or other transfers from our subsidiaries. The terms of some of our subsidiaries' indebtedness restrict their ability to pay dividends or make restricted payments to us in some circumstances. Under the restructured credit facilities of Orion NY and Orion MidWest, these subsidiaries are restricted from distributing cash to Orion Power. In addition, the 12% senior notes of Orion Power restrict its ability to pay dividends to us unless Orion Power meets certain conditions, including the ability to incur additional indebtedness without violating the required fixed charge coverage ratio of 2.0 to 1.0. As of September 30, 2002, we had restricted cash totaling $380 million related to Orion Power and its subsidiaries.

         In addition, the ability of REMA, our subsidiary that owns some of the power generation facilities in our Northeast regional portfolio, to pay dividends or make payments to us is restricted under the terms of three lease agreements under which we lease all or an undivided interest in these generating facilities. These agreements allow REMA to pay dividends or make restricted payments only if specified conditions are satisfied, including maintaining specified fixed charge coverage ratios. As of September 30, 2002, the specified conditions were satisfied.

         In addition, the terms of two of our subsidiaries' indebtedness restrict their ability to pay dividends or make restricted payments to us in some circumstances. Specifically, our subsidiary which owns an electric power generation facility in Channelview, Texas (Channelview) and our subsidiary which holds an equity investment in the entity owning and operating an electric power generation facility in Nevada (El Dorado) are each party to credit agreements used to finance construction of their generating plants. Both the Channelview credit agreement and the El Dorado credit agreement allow the respective subsidiary to pay dividends or make restricted payments only if specified conditions are satisfied, including maintaining specified debt service coverage ratios and debt service reserve account balances. In both cases, the amount of the dividends or restricted payments that may be paid if the conditions are met is limited to a specified level and may be paid only from a particular account. As of September 30, 2002, we had restricted cash of $7 million related to Channelview.

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

         Liberty Electric Generating Station Contingency. The output of the Liberty Station is contracted under a tolling agreement between Liberty Electric Power, LLC, a wholly owned subsidiary of Orion Power, and PG&E Energy Trading-Power, LP for a term of approximately 14 years, with an option to extend at the end of the term (Tolling Agreement). For information regarding the Tolling Agreement, issues related to the financing of the Liberty Station and other related contingencies, please read Note 12(i).

         Reliant Energy Desert Basin Contingency. Reliant Energy Desert Basin
(REDB), an indirect wholly owned subsidiary of Reliant Resources, sells power to Salt River Project (SRP) under a long-term power purchase agreement. Certain of REDB's obligations under the power purchase agreement are guaranteed by Reliant Resources. In the event Reliant Resources is downgraded to below investment grade by two major ratings agencies, SRP can request performance assurance in the form of cash or a letter of credit from REDB under the power purchase agreement and from Reliant Resources under the guaranty. Under the power purchase agreement and guaranty, the total amount of performance assurance cannot exceed $150 million. For information regarding the REDB's obligations, Reliant Resources related guarantee and other related contingencies, please read Note 12(h).

         Generating Capacity Auction Letter of Credit. Effective October 1, 2002, Texas Genco, LP, a subsidiary of CenterPoint Energy, entered into a Master Power Purchase and Sale Agreement with Reliant Energy Electric Solutions LLC, guaranteed by certain of the indirect retail energy subsidiaries of the Company, which provides a basis for purchasing power to serve the Company's Texas retail electric customers for a primary term ending December 31, 2003. The Company does not anticipate that it will be required to post any collateral to secure payment for its purchases under such agreement. Please read Note 2 to our Interim Financial Statements for additional information on this agreement.

         Treasury Stock Purchases. On December 6, 2001, our Board of Directors authorized us to purchase up to 10 million additional shares of our common stock through June 2003. Purchases will be made on a discretionary basis in the open market or otherwise at times and in amounts as determined by management subject to market conditions, legal requirements and other factors. Since the date of this authorization through November 8, 2002, we have not purchased any shares of our common stock under this program.

         Other Sources/Uses of Cash. Our liquidity and capital requirements are affected primarily by the results of operations, capital expenditures, debt service requirements, working capital needs and collateral requirements. We expect to complete the construction of new generation facilities that are in progress; however, we do not anticipate the construction of any new generation facilities in the near future. We will evaluate opportunities to enter retail electric markets for large commercial, industrial and institutional customers, in particular, in regions in which we have electric generating facilities and capacity. We expect our capital requirements to be met with cash flows from operations, and proceeds from debt and equity offerings, project financings, securitization of assets, other borrowings and off-balance sheet financings. Additional capital expenditures, some of which may be substantial, depend to a large extent upon the nature and extent of future project commitments, which are discretionary. We believe that our current level of cash and borrowing capability, along with our future anticipated cash flows from operations and assuming successful refinancings of credit facilities as they mature, will be sufficient to meet the existing operational and collateral needs of our business for the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell assets or obtain additional credit facilities or financings from financial institutions. If we are unable to complete the necessary future refinancings on acceptable terms and conditions, given the magnitude of the refinancings we may be forced to consider a reorganization under the protection of bankruptcy laws. For additional discussion regarding our capital commitments, please read Note 2 to our Interim Financial Statements.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. We will apply this guidance prospectively.

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

         See Note 4 for a discussion regarding our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001 and adoption of subsequent cleared guidance. See
Note 7 for a discussion regarding our adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

         In June 2002, the EITF reached a consensus that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. In October 2002, the EITF issued a consensus that superceded the June 2002 consensus. The October 2002 consensus required, among other things, that energy derivatives held for trading purposes be shown net in the income statement. This new consensus is effective for fiscal periods beginning after December 15, 2002. However, consistent with the new consensus and as allowed under EITF No. 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 98-10), beginning with the quarter ended September 30, 2002, we now report all energy trading and marketing activities on a net basis in the Statements of Consolidated Income. Comparative financial statements for prior periods have been reclassified to conform to this presentation.

                                            FOR THE THREE           FOR THE NINE        FOR THE SIX
                                             MONTHS ENDED           MONTHS ENDED        MONTHS ENDED
                                          SEPTEMBER 30, 2001     SEPTEMBER 30, 2001     JUNE 30, 2002
                                          ------------------     ------------------     -------------
Revenues ..........................            $  6,278              $  19,687            $  11,434
Fuel and cost of gas sold .........               2,471                 11,011                6,142
Purchased power ...................               3,807                  8,676                5,292
                                               --------              ---------            ---------
     Net impact on margins ........            $     --              $      --            $      --
                                               ========              =========            =========

         Furthermore, in October 2002, under EITF No. 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 02-03) the EITF reached a consensus to rescind EITF No. 98-10. All new contracts that would have been accounted for under EITF No. 98-10, and that do not fall within the scope of SFAS No. 133, should no longer be marked-to-market through earnings beginning October 25, 2002. In addition, inventories used in the trading and marketing operations should no longer be marked-to-market through earnings. This transition is effective for us for the first quarter of 2003.
A cumulative effect of a change in accounting principle should be recorded effective January 1, 2003 related to all contracts and inventories that will no longer be recorded at fair value that were entered into or held, as applicable, prior to October 25, 2002. We are in process of determining the effect of adoption on our consolidated financial statements.

         Finally, the EITF has not reached a consensus on whether recognition of dealer profit, or unrealized gains and losses at inception of an energy trading contract is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. In the June 2002 EITF meeting and again in the October 2002 EITF meeting, the FASB staff indicated that until such time as a consensus is reached, the FASB staff will continue to hold the view that previous EITF consensus does not allow for recognition of dealer profit, unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. During the three and nine months ended September 30, 2002, we recorded $8 million and $54 million, respectively, of fair value at the contract inception related to trading and marketing activities. We believe that any material inception gains recorded subsequent to the FASB staff comment regarding this issue were evidenced by quoted market prices and other current market transactions for energy trading contracts with similar terms and counterparties.

         During the first quarter of 2002, the FASB considered proposed approaches related to identifying and accounting for special-purpose entities. The current proposal being considered by the FASB would limit special purpose entities used by a company for financing and other purpose not being consolidated with its results of operations. One criterion being considered is to require consolidation of a special purpose entity if the equity investments held by third-party owners in the special purpose entity is less than 10% of capitalization. The FASB likely will not grandfather special purpose entities existing at the date the final interpretation is issued. Special purpose entities in existence at the date of adoption of this interpretation will likely be consolidated by the primary beneficiary. For information regarding special purpose entities affiliated with us, please read Notes 12(f) and 12(g) to our Interim Financial Statements.

Critical Accounting Policies.

         A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management to make difficult, subjective or complex judgments. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be made with certainty. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.

         We believe the following are the most significant estimates used in the preparation of our consolidated financial statements.

         - determination of fair value of trading and marketing assets and liabilities for our energy trading, marketing and price risk management services operations, and non-trading derivative assets and liabilities, including stranded costs obligations related to our European Energy operations (please read "Management's

                  Discussion and Analysis of Financial Condition and Results of Operations - Trading and Marketing Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in the Reliant Resources Form 10-K/A, Notes 2(d) and 6 to the Reliant Resources 10-K/A Notes and Notes 1 and 4 to our Interim Financial Statements);

         - determination of impairment of long-lived assets and intangibles (please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - European Energy" in the Reliant Resources Form 10-K/A, Note 2(f) and
                  Note 2(q) to the Reliant Resources 10-K/A Notes, Note 7 to our Interim Financial Statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Earnings Before Interest and Taxes by Business Segment - Wholesale Energy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Earnings Before Interest and Taxes by Business Segment - European Energy" within this Form 10-Q);

         - estimation of revenues for delivered energy sales and services to retail customers and the related supply costs (please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Retail Energy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Retail Energy Operations" in the Reliant Resources Form 10-K/A and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Earnings Before Interest and Taxes by Business Segment - Retail Energy" within this Form 10-Q); and

         - estimation of credit provisions for uncollectible receivables and potential refunds related to energy sales in the California market (please read Notes 12(a) and 12(c) to our Interim Financial Statements).

         For a description of all significant accounting policies, please read
Note 2 to the Reliant Resources 10-K/A Notes.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

         We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method, and we assess the risk of our trading derivatives (Trading Derivatives) using the value-at-risk (VAR) method, in order to maintain our total exposure within management-prescribed limits.

         The sensitivity analysis performed on our Energy Derivatives measures the potential loss based on a hypothetical 10% movement in energy prices. An increase of 10% in the market prices of energy commodities from their September 30, 2002 levels would have decreased the fair value of our Energy Derivatives from their levels on those respective dates by $64 million, excluding non-trading derivative liabilities associated with our European Energy segment's stranded cost gas contract.

         Our European Energy segment's stranded cost gas contract has exposure to commodity price movements. For information regarding this contract, please read Notes 4 and 12(d) to our Interim Financial Statements. A decrease of 10% in market prices of energy commodities from their September 30, 2002 levels would result in a loss of earnings of $9 million.

         We utilize the variance/covariance model of VAR, which is a probabilistic model that measures the estimated risk of loss to earnings in market sensitive instruments based on historical experience. With respect to trading and marketing activities, our highest, lowest and average daily VAR were $21 million, $15 million and $18 million, respectively, during the third quarter of 2002 and $29 million, $13 million and $18 million, respectively, during the first nine months of 2002 based on a 95% confidence level and primarily a one-day holding period. During the third quarter of 2001, our highest, lowest and average daily VAR were $11 million, $3 million and $5 million, respectively, and during the first nine months of 2001, our highest, lowest and average monthly VAR were $18 million, $3 million and $7 million, respectively, based on a 95% confidence level and primarily a one-day holding period.

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

         Our floating-rate obligations borrowed from third parties aggregated $6.9 billion at September 30, 2002. If the floating rates were to increase by 10% from September 30, 2002 rates, our combined interest expense to third parties would increase by a total of $2 million each month in which such increase continued.

         We have entered into interest rate swap contracts with an aggregate notional amount of $1.2 billion that fix the interest rate applicable to floating rate short-term debt and floating rate long-term debt. At September 30, 2002, the swaps relating to short-term and long-term debt, could be terminated at a cost of $63 million. The swaps relating to both short-term and long-term debt qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the Statements of Consolidated Income over the term of the swap agreement. A decrease of 10% in the September 30, 2002 level of interest rates would increase the cost of terminating the swaps related to short-term debt and long-term debt outstanding at September 30, 2002 by $10 million.

         In addition, during 2002, we entered into forward-starting interest rate swaps having an aggregate notional amount of $500 million to hedge the interest rate on a future offering of long-term fixed-rate notes. At September 30, 2002, these swaps could be liquidated at a cost of $51 million. These swaps qualify as cash flow hedges under SFAS No. 133. In November 2002, we liquidated these swaps at a cost of $52 million. For further discussion of the liquidation of these swaps, please read Note 16(d) to our Interim Financial Statements.

         For information regarding the accounting for these interest rate swaps, please read Note 4 to our Interim Financial Statements.

         At September 30, 2002, we had issued fixed-rate debt aggregating $812 million. As of September 30, 2002, fair values were estimated to be equivalent to the carrying amounts of these instruments. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $48 million if interest rates were to decline by 10% from their rates at September 30, 2002.

FOREIGN CURRENCY EXCHANGE RATE RISK

         As of September 30, 2002, we have entered into foreign currency option contracts and have issued Euro-denominated debt to hedge our entire net investment in our European Energy segment against a material decline of the Euro. Changes in the value of the options and debt are recorded as foreign currency translation adjustments as a component of accumulated other comprehensive income (loss) in stockholders' equity. As of September 30, 2002, we have recorded a $34 million loss in cumulative net translation adjustments. The cumulative translation adjustments will be realized in earnings and cash flows only upon the disposition of the related investments.

         As of September 30, 2002, our European Energy segment had entered into transactions to purchase approximately $150 million at fixed exchange rates in order to hedge future fuel purchases payable in U.S. dollars. As of September 30, 2002, the fair value of these financial instruments was a $6 million liability. An increase in the value of the Euro of 10% compared to the U.S. dollar from its September 30, 2002 level would result in a loss in the fair value of these foreign currency financial instruments of $15 million. For information regarding the accounting for these financial instruments, see Note 6(b) to the Reliant Resources 10-K/A Notes.

         Our European Energy segment's stranded cost gas contract has foreign currency exposure. A decrease of 10% in the U.S. dollar relative to the Euro from their September 30, 2002 levels would result in a loss of earnings of $13 million.

EQUITY MARKET VALUE RISK

         We have an investment in Itron, Inc. (Itron), which is classified as "available-for-sale" under SFAS No. 115. As of September 30, 2002, the value of the Itron investment was $3 million. The Itron investment exposes us to losses in the fair value of Itron common stock. A 10% decline in the market value per share of Itron common stock from the September 30, 2002 level would decrease the fair value by less than $1 million.

                             CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

         It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will be successful in achieving its stated goal under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROLS

         Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         For a description of legal proceedings affecting Reliant Resources, please read Note 12 to our Interim Financial Statements, and the discussion under "Our Business - Environmental Matters" and "Legal Proceedings" in the Reliant Resources Form 10-K/A and Notes 13 and 17 to the Reliant Resources 10-K/A Notes.

ITEM 5.  OTHER INFORMATION.

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

         - the resolution of the refusal by California market participants to pay our receivables balances, and

         - other factors affecting Reliant Resources discussed in the Reliant Resources Form 10-K/A, including those outlined and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings."

         When used in Reliant Resources' documents or oral presentations, the words "anticipate," "estimate," "believes," "continues," "could," "intends," "may," "plans," "potential," "should," "will," "expect," "objective," "projection," "forecast," "goal," "guidance," "outlook" and similar words are intended to identify forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.


       EXHIBIT NUMBER                   DOCUMENT DESCRIPTION
       --------------                   --------------------
             10.1 Separation Agreement dated July 2, 2002 between Reliant Resources, Inc. and Joe Bob Perkins

             10.2 Employment Agreement effective July 29, 2002 between Reliant Resources, Inc. and Mark M. Jacobs

             99.1 Certification of Chairman and Chief Executive Officer of Reliant Resources, Inc. Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

             99.2 Certification of Executive Vice President and Chief Financial Officer of Reliant Resources, Inc. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(b)      Reports on Form 8-K.

         - Current Report on Form 8-K dated July 5, 2002, as filed with the SEC on July 5, 2002 (Item 5).

         - Current Report on Form 8-K dated July 25, 2002, as filed with the SEC on July 25, 2002 (Items 5, 7 and 9).

         - Current Report on Form 8-K dated July 31, 2002, as filed with the SEC on August 1, 2002 (Items 5, 7 and 9).

         - Current Report on Form 8-K/A dated February 19, 2002, as filed with the SEC on August 2, 2002 (Item 7).

         - Current Report on Form 8-K dated August 14, 2002, as filed with the SEC on August 14, 2002 (Items 7 and 9).

         - Current Report on Form 8-K dated September 5, 2002, as filed with the SEC on September 9, 2002 (Items 5 and 7).

         - Current Report on Form 8-K dated September 13, 2002, as filed with the SEC on September 13, 2002 (Items 5 and 7).

         - Current Report on Form 8-K dated September 18, 2002, as filed with the SEC on September 18, 2002 (Items 5 and 7).

         - Current Report on Form 8-K dated September 30, 2002, as filed with the SEC on September 30, 2002 (Items 5 and 7).

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RELIANT RESOURCES, INC.
                                                    (Registrant)



                                    By:        /s/ Thomas C. Livengood
                                       -----------------------------------------
                                                Thomas C. Livengood
                                           Vice President and Controller
                                          (Principal Accounting Officer)

Date:  November 14, 2002

                                 CERTIFICATIONS


I, R. Steve Letbetter, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Reliant Resources, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                             /s/ R. Steve Letbetter
                                            ----------------------------------
                                                      R. Steve Letbetter
                                                         Chairman and
                                                   Chief Executive Officer

                                 CERTIFICATIONS

I, Mark M. Jacobs, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Reliant Resources, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                           /s/ Mark M. Jacobs
                                           ----------------------------------
                                                     Mark M. Jacobs
                                              Executive Vice President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

             10.1 Separation Agreement dated July 2, 2002 between Reliant Resources, Inc. and Joe Bob Perkins

             10.2 Employment Agreement effective July 29, 2002 between Reliant Resources, Inc. and Mark M. Jacobs

             99.1 Certification of Chairman, President and Chief Executive Officer of Reliant Resources, Inc. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

             99.2 Certification of Executive Vice President and Chief Financial Officer of Reliant Resources, Inc. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)