Form 10-Q/A
period 2002-09-30
RELIANT RESOURCES INC
filed 2003-04-23
CIK 1126294

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

                         ______________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of November 8, 2002, Reliant Resources, Inc. (Reliant Resources) had 290,441,403 shares of common stock outstanding excluding 9,362,597 shares held as treasury stock.

                             RELIANT RESOURCES, INC.
                         QUARTERLY REPORT ON FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002



      Reliant Resources, Inc. (Reliant Resources) hereby amends Items 1 and 2 of
Part 1 of its Quarterly Report on Form 10-Q for the quarterly periods ended September 30, 2001 and 2002 as originally filed on November 14, 2002.



      Restatement. Subsequent to the issuance of our financial statements for 2001, we identified four natural gas financial swap transactions that should not have been recorded in our records. We have concluded, based on the offsetting nature of the transactions and manner in which the transactions were documented, that none of the transactions should have been given accounting recognition. We previously accounted for these transactions in our financial statements as a reduction in revenues in December 2000 and an increase in revenues in January 2001, with the effect of decreasing net income in the fourth quarter of 2000 and increasing net income in the first quarter of 2001, in each case by $20.0 million pre-tax ($12.7 million after-tax) and the effect of increasing basic and diluted earnings per share by $0.05 in the first quarter of 2001. There were no cash flows associated with the transactions.



      Also, subsequent to the issuance of our financial statements for 2001 and for the first three quarters of 2002, we determined that we incorrectly calculated the amount of hedge ineffectiveness for 2001 and the first three quarters of 2002 for hedging instruments entered into prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). These hedging instruments included long-term forward contracts for the sale of power in the California market through December 2006. The amount of hedge ineffectiveness for these forward contracts was calculated using the trade date. However, the proper date for the hedge ineffectiveness calculation is hedge inception, which for these contracts was deemed to be January 1, 2001, concurrent with the adoption of SFAS No. 133. In addition, we did not record the amount of ineffectiveness for any hedging instruments during the first three quarters of 2001. These errors in accounting for hedge ineffectiveness resulted in an understatement of revenues of $57.3 million ($37.1 million after-tax) and earnings per share of $0.14 in the first nine months of 2001. These errors in accounting for hedge ineffectiveness resulted in an overstatement of revenues of $16.5 million ($10.7 million after-tax) and earnings per share of $0.04 in the first nine months of 2002.



      As more fully described in Note 1 to the interim financial statements, the statements of consolidated operations for the three and nine months ended September 30, 2001 and 2002 have been restated from amounts previously reported to remove the effects of the four natural gas swap transactions from the first quarter of 2001 and to correctly account for the amount of hedge ineffectiveness in the first three quarters of 2001 and 2002. The restatement had no impact on previously reported consolidated operating, investing and financing cash flows for the first three quarters of 2001 or 2002. A summary of the principal effects of the restatement for the quarters ended March 31, 2001 and 2002, June 30, 2001 and 2002, and September 30, 2001 and 2002 are set forth in Note 1 to our consolidated financial statements.



      For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the September 30, 2002 Form 10-Q as originally filed on November 14, 2002 that was affected by the restatement has been amended and restated, in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement, as described above.

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION
               Item 1.  Financial Statements
                        Statements of Consolidated Income (unaudited)
                        Three and Nine Months Ended September 30, 2001 (as restated) and 2002 (as restated)..........1
                        Consolidated Balance Sheets (unaudited)
                        December 31, 2001 (as restated) and September 30, 2002 (as restated).........................2
                        Statements of Consolidated Cash Flows (unaudited)
                        Nine Months Ended September 30, 2001 (as restated) and 2002 (as restated)....................4
                        Notes to Unaudited Consolidated Financial Statements.........................................5
               Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......52
               Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................78
               Item 4.  Controls and Procedures.....................................................................80
PART II. OTHER INFORMATION
               Item 1.  Legal Proceedings...........................................................................81
               Item 5.  Other Information...........................................................................81
               Item 6.  Exhibits and Reports on Form 8-K............................................................82

                          PART I. FINANCIAL INFORMATION

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                                              -------------                  -------------
                                                                          2001            2002           2001              2002
                                                                     (AS RESTATED)   (AS RESTATED)   (AS RESTATED)    (AS RESTATED)
Revenues ..........................................................   $ 2,473,419     $ 5,225,655     $ 5,392,307     $ 9,204,325
Trading margins (See Note 3) ......................................        61,869         118,375         311,478         291,031
                                                                      -----------     -----------     -----------     -----------
   Total ..........................................................     2,535,288       5,344,030       5,703,785       9,495,356
                                                                      -----------     -----------     -----------     -----------
EXPENSES:
   Fuel and cost of gas sold ......................................       476,532         495,711       1,744,606       1,083,043
   Purchased power ................................................     1,308,183       3,863,918       2,190,671       6,062,458
   Accrual for payment to CenterPoint Energy, Inc. ................            --          89,000              --          89,000
   Operation and maintenance ......................................       138,922         259,139         385,610         673,622
   General, administrative and development ........................       114,099         223,869         406,846         503,805
   Depreciation ...................................................        36,094         134,962          96,675         303,865
   Amortization ...................................................        35,774           6,561          82,669          14,962
                                                                      -----------     -----------     -----------     -----------
        Total .....................................................     2,109,604       5,073,160       4,907,077       8,730,755
                                                                      -----------     -----------     -----------     -----------
OPERATING INCOME ..................................................       425,684         270,870         796,708         764,601
                                                                      -----------     -----------     -----------     -----------
OTHER INCOME (EXPENSE):
   Gain (loss) from investments, net ..............................         3,700          (2,338)         15,015           2,493
   Income from equity investments in unconsolidated subsidiaries ..         2,132             955          66,482          10,263
   Other, net .....................................................           250          10,487           7,152          14,081
   Interest expense ...............................................        (8,355)       (103,130)        (52,220)       (208,974)
   Interest income ................................................         3,010          11,183          18,360          19,493
   Interest income - affiliated companies, net ....................        11,319             570           7,888           4,754
                                                                      -----------     -----------     -----------     -----------
     Total other income (expense) .................................        12,056         (82,273)         62,677        (157,890)
                                                                      -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
        ACCOUNTING CHANGE .........................................       437,740         188,597         859,385         606,711
INCOME TAX EXPENSE ................................................       176,179         138,163         313,876         284,346
                                                                      -----------     -----------     -----------     -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..............       261,561          50,434         545,509         322,365
   Cumulative effect of accounting change, net of tax .............            --              --           3,062        (233,600)
                                                                      -----------     -----------     -----------     -----------
NET INCOME ........................................................   $   261,561     $    50,434     $   548,571     $    88,765
                                                                      ===========     ===========     ===========     ===========
BASIC EARNINGS PER SHARE:
   Income before cumulative effect of accounting change ...........   $      0.87     $      0.17     $      2.00     $      1.11
   Cumulative effect of accounting change, net of tax .............            --              --            0.01           (0.80)
                                                                      -----------     -----------     -----------     -----------
       Net Income .................................................   $      0.87     $      0.17     $      2.01     $      0.31
                                                                      ===========     ===========     ===========     ===========
DILUTED EARNINGS PER SHARE:
   Income before cumulative effect of accounting change ...........   $      0.87     $      0.17     $      2.00     $      1.10
   Cumulative effect of accounting change, net of tax .............            --              --            0.01           (0.80)
                                                                      -----------     -----------     -----------     -----------
       Net Income .................................................   $      0.87     $      0.17     $      2.01     $      0.30
                                                                      ===========     ===========     ===========     ===========


             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                       DECEMBER 31,       SEPTEMBER 30,
                                                                           2001               2002
                                                                           ----               ----
CURRENT ASSETS:                                                        (AS RESTATED)      (AS RESTATED)
   Cash and cash equivalents ....................................      $    118,453       $  1,443,605
   Restricted cash ..............................................           167,421            447,087
   Accounts and notes receivable, principally customer, net .....         1,167,870          1,270,346
   Accrued unbilled revenues ....................................            14,270            418,585
   Note receivable related to receivable facility ...............                --            253,928
   Accounts and notes receivable - affiliated companies, net ....           415,081                 --
   Fuel stock and petroleum products ............................           109,036            218,782
   Materials and supplies .......................................            64,999            117,787
   Stranded costs settlement receivable .........................           201,503                 --
   Trading and marketing assets .................................         1,611,393          1,376,817
   Non-trading derivative assets ................................           392,900            370,464
   Margin deposits on energy trading and hedging activities .....           213,727            284,086
   Collateral for electric generating equipment .................           141,701                 --
   Prepayments and other current assets .........................           126,936            179,851
                                                                       ------------       ------------
     Total current assets .......................................         4,745,290          6,381,338
                                                                       ------------       ------------
Property, plant and equipment ...................................         4,834,122          9,494,171
Less accumulated depreciation ...................................          (275,729)          (525,810)
                                                                       ------------       ------------
Property, plant and equipment - net .............................         4,558,393          8,968,361
                                                                       ------------       ------------
OTHER ASSETS:

   Goodwill, net ................................................           891,061          2,157,244
   Air emissions regulatory allowances and other intangibles, net           315,438            402,704
   Notes receivable - affiliated companies, net .................            30,278                 --
   Trading and marketing assets .................................           446,610            551,308
   Non-trading derivative assets ................................           254,168            271,375
   Equity investments in unconsolidated subsidiaries ............           386,841            288,297
   Stranded costs indemnification receivable ....................           203,693            225,931
   Accumulated deferred income taxes ............................            46,322                 --
   Prepaid lease ................................................           121,699            214,809
   Restricted funds for stranded costs ..........................                --              1,514
   Collateral for electric generating equipment .................            88,268                 --
   Other ........................................................           203,645            216,541
                                                                       ------------       ------------
     Total other assets .........................................         2,988,023          4,329,723
                                                                       ------------       ------------
        TOTAL ASSETS ............................................      $ 12,291,706       $ 19,679,422
                                                                       ============       ============

             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 DECEMBER 31,       SEPTEMBER 30,
                                                                                     2001               2002
                                                                                     ----               ----
CURRENT LIABILITIES:                                                            (AS RESTATED)      (AS RESTATED)
   Current portion of long-term debt .....................................      $     23,769       $     31,768
   Short-term borrowings .................................................           296,769          5,284,717
   Accounts payable, principally trade ...................................         1,002,326          1,315,417
   Trading and marketing liabilities .....................................         1,478,336          1,265,655
   Non-trading derivative liabilities ....................................           399,277            376,801
   Accumulated deferred income taxes .....................................            37,034            115,891
   Margin deposits from customers on energy trading and hedging activities           144,700             66,602
   Other .................................................................           253,800            468,577
                                                                                ------------       ------------
          Total current liabilities ......................................         3,636,011          8,925,428
                                                                                ------------       ------------
OTHER LIABILITIES:
   Accumulated deferred income taxes .....................................                --            344,553
   Trading and marketing liabilities .....................................           361,786            437,966
   Non-trading derivative liabilities ....................................           639,211            433,274
   Major maintenance reserve .............................................            16,784             20,882
   Accrual for payment to CenterPoint Energy, Inc. .......................                --             89,000
   Non-derivative stranded costs liability ...............................           203,693            225,931
   Benefit obligations ...................................................           127,012            148,748
   Other .................................................................           455,865            386,904
                                                                                ------------       ------------
          Total other liabilities ........................................         1,804,351          2,087,258
                                                                                ------------       ------------
LONG-TERM DEBT ...........................................................           867,712          2,425,140
                                                                                ------------       ------------
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY:
   Preferred stock (125,000,000 shares authorized; none outstanding) .....                --                 --
   Common stock (2,000,000,000 shares authorized; 299,804,000 issued and
        outstanding, respectively) .......................................                61                 61
   Additional paid-in capital ............................................         5,789,869          5,809,757
   Treasury stock at cost, 11,000,000 shares and 9,364,221 shares ........          (189,460)          (161,333)
   Retained earnings .....................................................           563,351            652,116
   Accumulated other comprehensive loss ..................................          (180,189)           (59,005)
          Stockholders' equity ...........................................         5,983,632          6,241,596
                                                                                ------------       ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................      $ 12,291,706       $ 19,679,422
                                                                                ============       ============


             See Notes to the Company's Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               2001              2002
                                                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                     (AS RESTATED)     (AS RESTATED)
   Net income ......................................................................      $   548,571       $    88,765
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .................................................          179,344           318,826
     Deferred income taxes .........................................................           12,129           294,182
     Net trading and marketing assets and liabilities ..............................          (43,122)          (13,994)
     Net non-trading derivative assets and liabilities .............................          (59,059)          (36,386)
     Amortization of contractual rights and obligations ............................               --           (50,128)
     Curtailment and related benefit enhancement ...................................           99,523                --
     Accounting settlement for certain benefit plans ...............................               --            47,356
     Accrual for payment to CenterPoint Energy, Inc. ...............................               --            89,000
     Undistributed earnings of unconsolidated subsidiaries .........................          (31,884)           (7,612)
     Gain on settlement of stranded costs contracts ................................               --          (109,000)
     Cumulative effect of accounting change ........................................           (3,062)          233,600
     Changes in other assets and liabilities, net of effects of acquisitions:
        Restricted cash ............................................................           50,000            56,650
        Accounts and notes receivable and unbilled revenue, net ....................          332,181          (354,577)
        Accounts receivable/payable - affiliated companies, net ....................          111,472            26,603
        Inventory ..................................................................          (52,779)         (103,552)
        Collateral for electric generating equipment, net ..........................          (62,366)          136,013
        Margin deposits on energy trading activities, net ..........................          123,995          (147,267)
        Net non-trading derivative assets and liabilities ..........................          (74,879)         (147,204)
        Prepaid lease obligation ...................................................         (195,239)          (93,309)
        Other current assets .......................................................           56,954            (5,019)
        Other assets ...............................................................          (31,563)          (32,059)
        Accounts payable ...........................................................         (959,614)          162,385
        Taxes accrued ..............................................................          177,773            41,667
        Other current liabilities ..................................................           63,424            21,268
        Other liabilities ..........................................................           27,435           (74,999)
      Other, net ...................................................................           (7,489)          (21,865)
                                                                                          -----------       -----------
          Net cash provided by operating activities ................................          261,745           319,344
                                                                                          -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ............................................................         (719,577)         (474,974)
   Business acquisitions, net of cash acquired .....................................               --        (2,963,801)
   Distribution from equity investment in unconsolidated subsidiary ................               --           137,475
   Other, net ......................................................................           10,675                27
                                                                                          -----------       -----------
          Net cash used in investing activities ....................................         (708,902)       (3,301,273)
                                                                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt ....................................................               --            22,324
   Proceeds from issuance of stock, net ............................................        1,697,848                --
   Purchase of treasury stock ......................................................          (20,420)               --
   Payments of long-term debt ......................................................           (2,286)         (229,785)
   Increase in short-term borrowings, net ..........................................          184,779         4,109,925
   Change in notes with affiliated companies, net ..................................       (1,234,444)          385,652
   Contributions from owner ........................................................            9,441                --
   Other, net ......................................................................               (3)           13,120
                                                                                          -----------       -----------
          Net cash provided by financing activities ................................          634,915         4,301,236
                                                                                          -----------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .......................           (5,865)            5,845
                                                                                          -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................................          181,893         1,325,152
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................................           89,755           118,453
                                                                                          -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................................      $   271,648       $ 1,443,605
                                                                                          ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest (net of amounts capitalized) ...........................................      $    63,692       $   198,279
   Income taxes ....................................................................          116,716             6,743


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


RESTATEMENT






      Restatement. Subsequent to the issuance of the Company's financial statements for 2001, the Company identified four natural gas financial swap transactions that should not have been recorded in its records. The Company has concluded, based on the offsetting nature of the transactions and manner in which the transactions were documented, that none of the transactions should have been given accounting recognition. The Company previously accounted for these transactions in its financial statements as a reduction in revenues in December 2000 and an increase in revenues in January 2001, with the effect of decreasing net income in the fourth quarter of 2000 and increasing net income in the first quarter of 2001, in each case by $20.0 million pre-tax ($12.7 million after-tax) and the effect of increasing basic and diluted earnings per share by $0.05 in the first quarter of 2001. There were no cash flows associated with the transactions.



      Also, subsequent to the issuance of the Company's financial statements for 2001 and for the first three quarters of 2002, the Company determined that it had incorrectly calculated the amount of hedge ineffectiveness for 2001 and the first three quarters of 2002 for hedging instruments entered into prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). These hedging instruments included long-term forward contracts for the sale of power in the California market through December 2006. The amount of hedge ineffectiveness for these forward contracts was calculated using the trade date. However, the proper date for the hedge ineffectiveness calculation is hedge inception, which for these contracts was deemed to be January 1, 2001, concurrent with the adoption of SFAS No. 133. In addition, the Company did not record the amount of ineffectiveness for any hedging instruments during the first three quarters of 2001. These errors in accounting for hedge ineffectiveness resulted in an understatement of revenues of $57.3 million ($37.1 million after-tax) and earnings per share of $0.14 in the first nine months of 2001. These errors in accounting for hedge ineffectiveness resulted in an overstatement of revenues of $16.5 million ($10.7 million after-tax) and earnings per share of $0.04 in the first nine months of 2002.



      A summary of the principal combined effects of the four natural gas financial swap transactions and the hedge ineffectiveness issues for 2001 is as follows (increase (decrease)):



                                                                               YEAR ENDED DECEMBER 31, 2001
                                                                               ----------------------------
                                                  FIRST QUARTER   SECOND QUARTER   THIRD QUARTER    FOURTH QUARTER     TOTAL
                                                  -------------   --------------   -------------    --------------     -----
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues ....................................        $  (17)          $  (19)          $  73          $  (28)          $   9
Operating income ............................           (17)             (19)             73             (28)              9
Income before cumulative effect of accounting
   change ...................................           (11)             (12)             48             (19)              6
Net income ..................................           (11)             (12)             48             (19)              6
Basic and diluted earnings per share ........        $(0.05)          $(0.04)          $0.16          $(0.06)          $0.02

       A summary of the principal effects of the hedge ineffectiveness miscalculation for the quarterly periods ended March 31, 2002, June 30, 2002 and September 30, 2002 is as follows (increase (decrease)):



                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                                   ------------------------------------
                                                        FIRST QUARTER   SECOND QUARTER   THIRD QUARTER      TOTAL
                                                        -------------   --------------   -------------      -----
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues..............................................      $ (1)          $   (4)          $  (11)         $  (16)
Operating income......................................        (1)              (4)             (11)            (16)
Income before cumulative effect of accounting change..        (1)              (3)              (7)            (11)
Net income (loss).....................................        (1)              (3)              (7)            (11)
Basic and diluted earnings per share...................     $ --           $(0.01)          $(0.03)         $(0.04)




      Revisions Related to Changes in Accounting Principles. Beginning with the quarter ended September 30, 2002, the Company now reports all energy trading and marketing activities on a net basis in the statements of consolidated operations. For information regarding the presentation of trading and marketing activities on a net basis, see Note 3. Accordingly, the interim periods for 2001 and the interim periods ended March 31, 2002 and June 30, 2002 have been reclassified to conform to this presentation. See Note 3 for the effect of adoption of net reporting in the three and nine months ended September 30, 2001. The adoption of net reporting resulted in reclassifications of revenues, fuel and cost of gas sold and purchased power expense for the three months ended March 31, 2001 and 2002 and the three months ended June 30, 2001 and 2002 as follows:



                              THREE MONTHS ENDED MARCH 31,   THREE MONTHS ENDED JUNE 30,
                              ----------------------------   ---------------------------
                                    2001        2002              2001        2002
                                    ----        ----              ----        ----
                                                    (IN MILLIONS)
Total revenues ..........          $7,112      $5,222            $6,300      $6,212
Fuel and cost of gas sold           5,112       2,390             3,431       3,752
Purchased power .........           2,000       2,832             2,869       2,460
                                   ------      ------            ------      ------
   Net impact on margins           $   --      $   --            $   --      $   --
                                   ======      ======            ======      ======



      During the third quarter of 2002, the Company completed the transitional impairment test for the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) on its consolidated financial statements, including the review of goodwill for impairment as of January 1, 2002 (see Note 7). Based on this impairment test, the Company recorded an impairment of its European Energy segment's goodwill of $234 million, net of tax. This impairment loss was recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002.



      Impact of Restatement and Revisions Related to Changes in Accounting Principles. The consolidated financial statements for the first three quarters of 2001 and 2002 have been restated from amounts previously reported to remove the effects of the four natural gas swap transactions from the first quarter of 2001 and to correctly account for the amount of hedge ineffectiveness in the first three quarters of 2001 and 2002. The restatement had no impact on previously reported consolidated operating, investing and financing cash flows in the first three quarters of 2001 or 2002. The following is a summary of the principal effects of the restatement and the revisions for changes in accounting principles for the quarters ended March 31, 2001 and 2002 and June 30, 2001 and 2002, as applicable. In addition, the following is a summary of the principle effects of the restatement for the three and nine months ended September 30, 2001 and 2002 and as of December 31, 2001 and September 30, 2002. (Note - Those line items for which no change in amounts is shown were not affected by the restatement.)

                                                                                      THREE MONTHS ENDED MARCH 31, 2001
                                                                                      ---------------------------------
                                                                                                 AS REVISED
                                                                                                 FOR CHANGES
                                                                                                IN ACCOUNTING    AS PREVIOUSLY
                                                                                 AS RESTATED     PRINCIPLES        REPORTED
                                                                                 -----------     ----------        --------
                                                                                                 (IN MILLIONS)
Revenues ....................................................................      $ 1,393          $ 1,410          $ 8,640
Trading margins .............................................................          118              118               --
                                                                                   -------          -------          -------
   Total revenues ...........................................................        1,511            1,528            8,640
                                                                                   -------          -------          -------
Fuel and cost of gas sold ...................................................          644              644            5,756
Purchased power .............................................................          396              396            2,396
Other operating expenses ....................................................          374              374              374
                                                                                   -------          -------          -------
Total operating expenses ....................................................        1,414            1,414            8,526
                                                                                   -------          -------          -------
Operating income ............................................................           97              114              114
Other expense, net ..........................................................           (5)              (5)              (5)
                                                                                   -------          -------          -------
Income before income tax expense and cumulative effect of accounting change .           92              109              109
Income tax expense ..........................................................           24               30               30
                                                                                   -------          -------          -------
Income before cumulative effect of accounting change ........................           68               79               79
Cumulative effect of accounting change, net of tax ..........................            3                3                3
                                                                                   -------          -------          -------
Net income ..................................................................      $    71          $    82          $    82
                                                                                   =======          =======          =======
Basic and Diluted Earnings Per Share:
   Income before cumulative effect of accounting change .....................      $  0.28          $  0.33          $  0.33
   Cumulative effect of accounting change, net of tax .......................         0.01             0.01             0.01
                                                                                   -------          -------          -------
     Net income .............................................................      $  0.29          $  0.34          $  0.34
                                                                                   =======          =======          =======

                                                                THREE MONTHS ENDED MARCH 31, 2002
                                                                ---------------------------------
                                                                            AS REVISED
                                                                           FOR CHANGES
                                                                           IN ACCOUNTING   AS PREVIOUSLY
                                                            AS RESTATED     PRINCIPLES       REPORTED
                                                            -----------     ----------       --------
                                                                           (IN MILLIONS)
Revenues ................................................      $ 1,753       $ 1,754         $ 7,030
Trading margins .........................................           54            54              --
                                                               -------       -------         -------
   Total revenues .......................................        1,807         1,808           7,030
                                                               -------       -------         -------
Fuel and cost of gas sold ...............................          243           243           2,633
Purchased power .........................................        1,036         1,036           3,868
Other operating expenses ................................          363           363             363
                                                               -------       -------         -------
Total operating expenses ................................        1,642         1,642           6,864
                                                               -------       -------         -------
Operating income ........................................          165           166             166
Other expense, net ......................................          (27)          (27)            (27)
                                                               -------       -------         -------
Income before income tax expense and cumulative effect of
        accounting change ...............................          138           139             139
Income tax expense ......................................           42            42              42
                                                               -------       -------         -------
Income before cumulative effect of accounting change ....           96            97              97
Cumulative effect of accounting change, net of tax ......          234           234              --
                                                               -------       -------         -------
Net (loss) income .......................................      $  (138)      $  (137)        $    97
                                                               =======       =======         =======
Basic and Diluted Earnings Per Share:
   Income before cumulative effect of accounting change .      $  0.33       $  0.33         $  0.33
   Cumulative effect of accounting change, net of tax ...        (0.81)        (0.81)             --
                                                               -------       -------         -------
     Net (loss) income ..................................      $ (0.48)      $ (0.48)        $  0.33
                                                               =======       =======         =======

                                                                                      THREE MONTHS ENDED JUNE 30, 2001
                                                                                      --------------------------------
                                                                                              AS REVISED
                                                                                              FOR CHANGES
                                                                                             IN ACCOUNTING   AS PREVIOUSLY
                                                                               AS RESTATED     PRINCIPLES      REPORTED
                                                                               -----------     ----------      --------
                                                                                               (IN MILLIONS)
Revenues ....................................................................      $1,526        $1,545        $7,976
Trading margins .............................................................         131           131            --
                                                                                   ------        ------        ------
   Total revenues ...........................................................       1,657         1,676         7,976
                                                                                   ------        ------        ------
Fuel and cost of gas sold ...................................................         623           623         4,054
Purchased power .............................................................         486           486         3,355
Other operating expenses ....................................................         273           273           273
                                                                                   ------        ------        ------
Total operating expenses ....................................................       1,382         1,382         7,682
                                                                                   ------        ------        ------
Operating income ............................................................         275           294           294
Other income, net ...........................................................          54            54            54
Income before income tax expense and cumulative effect of accounting changes          329           348           348
Income tax expense ..........................................................         113           120           120
                                                                                   ------        ------        ------
Income before cumulative effect of accounting change ........................         216           228           228
Cumulative effect of accounting change, net of tax ..........................          --            --            --
                                                                                   ------        ------        ------
Net income ..................................................................      $  216        $  228        $  228
                                                                                   ======        ======        ======
Basic Earnings Per Share:
   Income before cumulative effect of accounting change .....................      $ 0.78        $ 0.83        $ 0.83
   Cumulative effect of accounting change, net of tax .......................          --            --            --
                                                                                   ------        ------        ------
     Net income .............................................................      $ 0.78        $ 0.83        $ 0.83
                                                                                   ======        ======        ======
Diluted Earnings Per Share:
   Income before cumulative effect of accounting change .....................      $ 0.78        $ 0.82        $ 0.82
   Cumulative effect of accounting change, net of tax .......................          --            --            --
                                                                                   ------        ------        ------
     Net income .............................................................      $ 0.78        $ 0.82        $ 0.82
                                                                                   ======        ======        ======

                                                                                           THREE MONTHS ENDED JUNE 30, 2002
                                                                                           --------------------------------
                                                                                                  AS REVISED
                                                                                                  FOR CHANGES
                                                                                                 IN ACCOUNTING   AS PREVIOUSLY
                                                                                  AS RESTATED      PRINCIPLES       REPORTED
                                                                                  -----------      ----------       --------
                                                                                                (IN MILLIONS)
Revenues ....................................................................        $ 2,226         $ 2,230         $ 8,561
Trading margins .............................................................            119             119              --
                                                                                     -------         -------         -------
   Total revenues ...........................................................          2,345           2,349           8,561
                                                                                     -------         -------         -------
Fuel and cost of gas sold ...................................................            344             344           4,096
Purchased power .............................................................          1,163           1,163           3,623
Other operating expenses ....................................................            509             509             509
                                                                                     -------         -------         -------
Total operating expenses ....................................................          2,016           2,016           8,228
                                                                                     -------         -------         -------
Operating income ............................................................            329             333             333
Other expense, net ..........................................................            (50)            (50)            (50)
                                                                                     -------         -------         -------
Income before income tax expense and cumulative effect of accounting changes             279             283             283
Income tax expense ..........................................................            104             105             105
                                                                                     -------         -------         -------
Income before cumulative effect of accounting change ........................            175             178             178
Cumulative effect of accounting change, net of tax ..........................             --              --              --
                                                                                     -------         -------         -------
Net income ..................................................................        $   175         $   178         $   178
                                                                                     =======         =======         =======
Basic Earnings Per Share:
   Income before cumulative effect of accounting change .....................        $  0.61         $  0.62         $  0.62
   Cumulative effect of accounting change, net of tax .......................             --              --              --
                                                                                     -------         -------         -------
     Net income .............................................................        $  0.61         $  0.62         $  0.62
                                                                                     =======         =======         =======
Diluted Earnings Per Share:
   Income before cumulative effect of accounting change .....................        $  0.60         $  0.61         $  0.61
   Cumulative effect of accounting change, net of tax .......................             --              --              --
                                                                                     -------         -------         -------
     Net income .............................................................        $  0.60         $  0.61         $  0.61
                                                                                     =======         =======         =======

                                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2001            SEPTEMBER 30, 2001
                                                                             ------------------            ------------------
                                                                                       AS PREVIOUSLY                 AS PREVIOUSLY
                                                                         AS RESTATED     REPORTED     AS RESTATED      REPORTED
                                                                         -----------     --------     -----------      --------
                                                                                             (IN MILLIONS)
Revenues ...........................................................        $2,473        $2,400          $5,393        $5,355
Trading margins ....................................................            62            62             311           311
                                                                            ------        ------          ------        ------
   Total revenues ..................................................         2,535         2,462           5,704         5,666
                                                                            ------        ------          ------        ------
Fuel and cost of gas sold ..........................................           476           476           1,745         1,745
Purchased power ....................................................         1,308         1,308           2,191         2,191
Other operating expenses ...........................................           326           326             971           971
                                                                            ------        ------          ------        ------
Total operating expenses ...........................................         2,110         2,110           4,907         4,907
                                                                            ------        ------          ------        ------
Operating income ...................................................           425           352             797           759
Other income, net ..................................................            12            12              63            63
                                                                            ------        ------          ------        ------
Income before income tax expense and cumulative effect of accounting
   changes .........................................................           437           364             860           822
Income tax expense .................................................           175           150             314           301
                                                                            ------        ------          ------        ------
Income before cumulative effect of accounting change ...............           262           214             546           521
Cumulative effect of accounting change, net of tax .................            --            --               3             3
                                                                            ------        ------          ------        ------
Net income .........................................................        $  262        $  214          $  549        $  524
                                                                            ======        ======          ======        ======
Basic Earnings Per Share:
   Income before cumulative effect of accounting change ............        $ 0.87        $ 0.71          $ 2.00        $ 1.92
   Cumulative effect of accounting change, net of tax ..............            --            --            0.01          0.01
                                                                            ------        ------          ------        ------
     Net income ....................................................        $ 0.87        $ 0.71          $ 2.01        $ 1.93
                                                                            ======        ======          ======        ======
Diluted Earnings Per Share:
   Income before cumulative effect of accounting change ............        $ 0.87        $ 0.71          $ 2.00        $ 1.91
   Cumulative effect of accounting change, net of tax ..............            --            --            0.01          0.01
                                                                            ------        ------          ------        ------
     Net income ....................................................        $ 0.87        $ 0.71          $ 2.01        $ 1.92
                                                                            ======        ======          ======        ======

                                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30, 2002               SEPTEMBER 30, 2002
                                                                            ------------------               ------------------
                                                                                        AS PREVIOUSLY                  AS PREVIOUSLY
                                                                          AS RESTATED     REPORTED       AS RESTATED      REPORTED
                                                                          -----------     --------       -----------      --------
                                                                                                  (IN MILLIONS)
Revenues ...........................................................        $ 5,225        $ 5,236         $ 9,204         $ 9,220
Trading margins ....................................................            119            119             291             291
                                                                            -------        -------         -------         -------
   Total revenues ..................................................          5,344          5,355           9,495           9,511
                                                                            -------        -------         -------         -------
Fuel and cost of gas sold ..........................................            496            496           1,083           1,083
Purchased power ....................................................          3,864          3,864           6,062           6,062
Other operating expenses ...........................................            713            713           1,585           1,585
                                                                            -------        -------         -------         -------
Total operating expenses ...........................................          5,073          5,073           8,730           8,730
                                                                            -------        -------         -------         -------
Operating income ...................................................            271            282             765             781
Other expense, net .................................................            (82)           (82)           (158)           (158)
                                                                            -------        -------         -------         -------
Income before income tax expense and cumulative effect of accounting
   changes .........................................................            189            200             607             623
Income tax expense .................................................            138            142             284             290
                                                                            -------        -------         -------         -------
Income before cumulative effect of accounting change ...............             51             58             323             333
Cumulative effect of accounting change, net of tax .................             --             --             234             234
                                                                            -------        -------         -------         -------
Net income .........................................................        $    51        $    58         $    89         $    99
                                                                            =======        =======         =======         =======
Basic Earnings Per Share:
   Income before cumulative effect of accounting change ............        $  0.17        $  0.20         $  1.11         $  1.15
   Cumulative effect of accounting change, net of tax ..............             --             --           (0.80)          (0.81)
                                                                            -------        -------         -------         -------
     Net income ....................................................        $  0.17        $  0.20         $  0.31         $  0.34
                                                                            =======        =======         =======         =======
Diluted Earnings Per Share:
   Income before cumulative effect of accounting change ............        $  0.17        $  0.20         $  1.10         $  1.14
   Cumulative effect of accounting change, net of tax ..............             --             --           (0.80)          (0.80)
                                                                            -------        -------         -------         -------
     Net income ....................................................        $  0.17        $  0.20         $  0.30         $  0.34
                                                                            =======        =======         =======         =======



                                                            DECEMBER 31, 2001                  SEPTEMBER 30, 2002
                                                            -----------------                  ------------------
                                                                         AS PREVIOUSLY                 AS PREVIOUSLY
                                                          AS RESTATED      REPORTED      AS RESTATED      REPORTED
                                                          -----------      --------      -----------      --------
                             ASSETS                                             (IN MILLIONS)
Current assets ...................................        $  4,745         $  4,745         $  6,381         $  6,381
Total long-term assets ...........................           7,547            7,547           13,298           13,298
                                                          --------         --------         --------         --------
        Total Assets .............................        $ 12,292         $ 12,292         $ 19,679         $ 19,679
                                                          ========         ========         ========         ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities ..............................        $  3,636         $  3,636         $  8,925         $  8,925
Total long-term liabilities ......................           2,672            2,672            4,512            4,512

Stockholders' Equity:
   Preferred stock ...............................              --               --               --               --
   Common Stock ..................................              --               --               --               --
   Additional paid-in capital ....................           5,790            5,777            5,810            5,797
   Treasury stock ................................            (189)            (189)            (161)            (161)
   Retained earnings .............................             563              557              652              657
   Accumulated other comprehensive loss ..........            (180)            (161)             (59)             (51)
                                                          --------         --------         --------         --------
     Stockholders' equity ........................           5,984            5,984            6,242            6,242
                                                          --------         --------         --------         --------
        Total Liabilities and Stockholders' Equity        $ 12,292         $ 12,292         $ 19,679         $ 19,679
                                                          ========         ========         ========         ========

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


      The Company's energy trading, marketing, power origination and risk management services activities and sales of electricity to large commercial, industrial and institutional customers under contract are accounted for under the mark-to-market method of accounting. Under the mark-to-market method of accounting, derivative instruments and contractual commitments are recorded at fair value in revenues upon contract execution. The net changes in their fair values are recognized in the Statements of Consolidated Income as revenues in the period of change. Trading and marketing revenues related to the sale of natural gas, electric power and other energy related commodities are recorded on a net basis. For information regarding the Company's adoption of Emerging Issues Task Force (EITF) No. 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 02-03) and the presentation of trading and marketing activities on a net basis beginning in the quarter ending September 30, 2002, see Note 3. For additional discussion regarding trading and marketing revenue recognition and the related estimates and assumptions that can affect reported amounts of such revenues, see Note 6 to the Reliant Resources 10-K/A Notes.


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

                                                    TOTAL                                          EXPIRING BY
                                                  COMMITTED                  LETTERS OF   UNUSED    SEPTEMBER
                                                    CREDIT    DRAWN AMOUNT    CREDIT      AMOUNT    30, 2003      EXPIRATION DATE
                                                    ------    ------------    ------      ------    --------      ---------------
                                                                                       (IN MILLIONS)
RELIANT RESOURCES:
   Orion acquisition term loan...................   $2,908       $2,908        $ --        $ --      $2,908        February 2003
   364-day revolver/term loan....................      800          800          --          --         800         August 2003
   Three-year revolver...........................      800          569         218          13          --         August 2004
WHOLESALE ENERGY:
   Orion Power and Subsidiaries:
     Orion Power.................................       62           51          11          --          62 (1)    December 2002
     Orion MidWest...............................    1,063        1,048          15          --       1,063 (1)     October 2002
     Orion NY....................................      442          412          10          20         442 (1)    December 2002
                                                                                                                   October 2002 -
     Liberty Project.............................      292          270          17           5           8          April 2026
   Reliant Energy Channelview LP:
     Equity bridge...............................       92           92          --          --          92        November 2002
     Construction term loan and working capital                                                                    October 2002 -
        facility.................................      383          348          --          35           3 (2)      July 2024
   REMA letter of credit facility................       51           --          38          13          51         August 2003
EUROPEAN ENERGY:

   Reliant Energy Capital Europe, Inc...........       592          592          --          --         592 (3)      March 2003
   REPGB 364-day revolver........................      182           35          17         130         182 (3)      July 2003
   REPGB letter of credit facility...............      420           --         271         149         420 (3)      July 2003
                                                    ------       ------        ----        ----      ------
Total............................................   $8,087       $7,125        $597        $365      $6,623
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

DATE ASSIGNED          RATING AGENCY         RATING     RATING DESCRIPTION
-------------          -------------         ------     ------------------
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

                                             RELIANT     ORION     EUROPEAN
                                    TOTAL   RESOURCES   POWER(2)   ENERGY(3)   OTHER
                                    -----   ---------   --------   ---------   -----
                                                     (IN MILLIONS)
Total Committed Credit..........    $8,087    $4,508     $1,859     $1,194     $526
Outstanding Borrowings..........     7,125     4,277      1,781        627      440
Outstanding Letters of Credit...       597       218         53        288       38
                                    ------    ------     ------     ------     ----
Unused Borrowing Capacity ......       365        13         25        279       48
Cash and Cash Equivalents.......     1,444     1,169         -          79      196
Restricted Cash (1).............       447         7        380         60       -
                                    ------    ------     ------     ------     ----
Total Available Liquidity.......    $2,256    $1,189     $  405     $  418     $244
                                    ======    ======     ======     ======     ====

------------

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

      All of the Company's operations are conducted by its subsidiaries. The Company's cash flow and its ability to service certain of its indebtedness when due is dependent upon its receipt of cash dividends, distributions or other cash transfers. The terms of some of the Company's subsidiaries' indebtedness restrict their ability to pay dividends or make other restricted payments to the Company, and future financings at the Company's subsidiaries may contain similar or even more stringent restrictions. Further, Reliant Resources may elect to make the interest payments on Orion Power's 12% senior notes to avoid an event of default under these notes, if, at the time of such payments are due, dividends are restricted under the Orion NY and Orion MidWest credit facilities, and funds generated by Orion Power's other subsidiaries or from other sources are insufficient to make such payments.

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


      See Note 4 for a discussion regarding the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001 and adoption of subsequent cleared guidance. See Note 7 for a discussion regarding the Company's adoption of SFAS No. 142 on January 1, 2002.


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

      The adoption of net reporting resulted in a reduction of revenues, fuel and cost of gas sold, purchase power expense during the three and nine months ended September 30, 2001, and six months ended June 30, 2002 as follows (in millions):

                                     FOR THE THREE        FOR THE NINE        FOR THE SIX
                                      MONTHS ENDED        MONTHS ENDED       MONTHS ENDED
                                   SEPTEMBER 30, 2001   SEPTEMBER 30, 2001   JUNE 30, 2002
                                   ------------------   ------------------   -------------
Revenues........................         $6,278              $19,687            $11,434
Fuel and cost of gas sold.......          2,471               11,011              6,142
Purchased power.................          3,807                8,676              5,292
                                         ------              -------            -------
     Net impact on margins......         $   --              $    --            $    --
                                         ======              =======            =======


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


      Cash Flow Hedges. During the three and nine months ended September 30, 2001 and 2002, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges, including interest rate swaps, was a $73 million and a $57 million gain, respectively, for 2001 and was a $26 million and a $22 million loss, respectively, for 2002. No component of the derivative instruments' gain or loss was excluded from this assessment of effectiveness. During the nine months ended September 30, 2002, there was a loss of approximately $0.2 million recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. As of September 30, 2002, the Company expects $16 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.


     Interest Rate Swaps. As of September 30, 2002, the Company holds interest rate swaps with an aggregate notional amount of $1.2 billion to fix the interest rate applicable to floating rate short-term debt and floating rate long-term debt. The Company pays floating interest at LIBOR for a fixed interest rate of 6.92%. The swaps relating to both short-term and long-term debt qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the Statements of Consolidated Income over the term of the swap agreements. During January 2002, the Company entered into forward-starting interest rate swaps having an aggregate notional amount of $1.0 billion, of which $500 million has been liquidated as discussed below, to hedge the interest rate on a portion of future offerings of long-term fixed-rate notes. With respect to the $500 million of forward-starting interest rate swaps that are outstanding, the Company pays fixed interest at a rate of 5.2% for floating interest at LIBOR. These swaps qualify as cash flow hedges under SFAS No. 133. On May 9, 2002, the Company liquidated $500 million of the forward starting interest rate swaps that were entered into in January 2002. The liquidation of these swaps resulted in a loss of $3 million, which was recorded in other comprehensive income and will be amortized into interest expense in the same period during which the forecasted interest payment affects earnings. Should the forecasted interest payments no longer be probable, any remaining deferred amount will be recognized immediately as an expense. The maximum length of time the Company is hedging its exposure to the payment of variable interest rates is 7 years. In November 2002, the Company liquidated $500 million of the forward-starting interest rate swaps at a cost of $52 million. For further discussion of the liquidation of these swaps, see Note 16 (d).

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


                                                    THREE MONTHS ENDED
                                                    SEPTEMBER 30, 2001
                                                    ------------------
                                                  ACTUAL        PRO FORMA
                                                  ------        ---------
                                                     (IN MILLIONS)
Revenues......................................     $2,535       $2,917
Net income....................................        262          314

Basic and diluted earnings per share..........     $ 0.87       $ 1.05



                                                                           NINE MONTHS ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30, 2001        SEPTEMBER 30, 2002
                                                                          ------------------        ------------------
                                                                         ACTUAL     PRO FORMA      ACTUAL     PRO FORMA
                                                                         ------     ---------      ------     ---------
                                                                                              (IN MILLIONS)
Revenues ........................................................        $5,704       $6,667       $9,495       $9,618
Income before cumulative effect of accounting changes ...........           546          611          323          264
Net income ......................................................           549          614           89           30

Basic earnings per share before cumulative effect of accounting
   changes ......................................................        $ 2.00       $ 2.24       $ 1.11       $ 0.91
Basic earnings per share ........................................          2.01         2.25         0.31         0.11

Diluted earnings per share before cumulative effect of accounting
   changes ......................................................        $ 2.00       $ 2.24       $ 1.10       $ 0.90
Diluted earnings per share ......................................          2.01         2.25         0.30         0.10


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

      On January 1, 2002, the Company discontinued amortizing goodwill into its results of operations pursuant to SFAS No. 142. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization:


                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                  2001                2002
                                                  ----                ----
                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Reported net income ..................            $ 262             $  51
Add: Goodwill amortization, net of tax               27                --
                                                  -----             -----
Adjusted net income ..................            $ 289             $  51
                                                  =====             =====
Basic and Diluted Earnings Per Share:
Reported net income ..................            $0.87             $0.17
Add: Goodwill amortization, net of tax             0.09                --
                                                  -----             -----
Adjusted basic and diluted earnings ..            $0.96             $0.17
                                                  =====             =====



                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                      2001                 2002
                                                      ----                 ----
                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Reported net income........................            $ 549              $  89
Add: Goodwill amortization, net of tax.....               44                 --
                                                       -----              -----
Adjusted net income........................            $ 593              $  89
                                                       =====              =====
Basic Earnings Per Share:
Reported net income........................            $2.01              $0.31
Add: Goodwill amortization, net of tax.....             0.16                 --
                                                       -----              -----
Adjusted basic earnings....................            $2.17              $0.31
                                                       =====              =====
Diluted Earnings Per Share:
Reported net income........................            $2.01              $0.30
Add: Goodwill amortization, net of tax.....             0.16                 --
                                                       -----              -----
Adjusted diluted earnings..................            $2.17              $0.30
                                                       =====              =====


      The components of the Company's other intangible assets consist of the following:

                                             DECEMBER 31, 2001       SEPTEMBER 30, 2002
                                             -----------------       ------------------
                                         CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                          AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                          ------    ------------    ------    ------------
                                                         (IN MILLIONS)
Air Emission Regulatory Allowances.....     $255        $(78)         $271       $ (88)
Water Rights...........................       68          (4)           68          (6)
Other Power Generation Site Permits....       77          (3)           77          (5)
Contractual rights.....................       --          --            92          (9)
Other..................................       --          --             3          --
                                            ----        ----          ----       -----
Total..................................     $400        $(85)         $511       $(108)
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

2002...........................   $  7
2003...........................     23
2004...........................     13
2005...........................     13
2006...........................     12
2007...........................     12
                                  ----
   Total.......................   $ 80
                                  ====

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

                          CONTRACTUAL       CONTRACTUAL      NET (INCREASE)
                             RIGHTS         OBLIGATIONS    DECREASE IN INCOME
                             ------         -----------    ------------------
2002..................       $   8            $   --            $   8
2003..................          25               (52)             (27)
2004..................          30               (44)             (14)
2005..................          18                (7)              11
2006..................          14                (1)              13
2007..................          21                --               21
                             -----            ------            -----
   Total..............       $ 116            $ (104)           $  12
                             =====            ======            =====

      Changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by reportable segment, are as follows:

                                       GOODWILL
                          AS OF        ACQUIRED                    FOREIGN                     AS OF
                        JANUARY 1,      DURING                     CURRENCY                SEPTEMBER 30,
                          2002        THE PERIOD    IMPAIRMENT  EXCHANGE IMPACT   OTHER        2002
                          ----        ----------    ----------  ---------------   -----        ----
                                                                 (IN MILLIONS)
Wholesale Energy.....     $ 184        $  1,448       $   --        $  --          $  1       $ 1,633
European Energy......       675              --         (234)          51            --           492
Retail Energy........        32              --           --           --            --            32
                          -----        --------       ------        -----          ----       -------
   Total.............     $ 891        $  1,448       $ (234)       $  51          $  1       $ 2,157
                          =====        ========       ======        =====          ====       =======

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

(8) COMPREHENSIVE INCOME

      The following table summarized the component of total comprehensive income:


                                                                     FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                           -------------                -------------
                                                                         2001         2002           2001         2002
                                                                                      (IN MILLIONS)
Net income .......................................................      $ 262       $   51          $ 549         $ 89
Other comprehensive income (loss):
   Foreign currency translation adjustments.......................        (79)         (15)           (74)          61
   Changes in minimum benefit liability...........................         --           --             (6)          --
   Cumulative effect of adoption of SFAS No. 133..................         --           --           (460)          --
   Deferred gain (loss) from cash flow hedges.....................         14         (113)           451           73
   Reclassification of deferred loss (gain) from cash flow hedges
     realized in net income.......................................       (140)          15             (6)          (8)
   Unrealized (loss) gain on available-for-sale securities........         (3)          (3)            11           (2)
   Reclassification adjustments for loss (gain) on sales of
available-for-sale securities realized in net income..............         --           (1)            (1)          (3)
                                                                        -----       ------          -----         ----
Comprehensive income .............................................      $  54       $  (66)         $ 464         $210
                                                                        =====       ======          =====         ====

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

   MidWest Credit Agreement. As of September 30, 2002, Orion MidWest, a wholly owned subsidiary of Orion Power, had a secured credit agreement (Midwest Credit Agreement), which includes a $988 million acquisition facility and a $75 million revolving working capital facility, including letters of credit. As of September 30, 2002, Orion MidWest had $988 million and $60 million of acquisition loans and revolving loans outstanding, respectively. A total of $15 million in letters of credit were also outstanding under the MidWest Credit Agreement. The loans bore interest at the borrower's option at a base rate plus 1.00% or LIBOR plus 2.00%. As of September 30, 2002, the weighted average interest rate on outstanding borrowings was 3.83%. Borrowings under the MidWest Credit Agreement were secured by substantially all the assets of Orion MidWest and its subsidiary. As of September 30, 2002, restricted cash under the MidWest Credit Agreement was $85 million. See Note 16(b) for further discussion of the debt restructuring.

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


                                                                  FOR THE THREE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                                  --------------------
                                                                  2001               2002
                                                                -------            -------
                                                                 (IN THOUSANDS, EXCEPT PER
                                                                        SHARE AMOUNTS)
Weighted average shares outstanding ................            299,164            290,425
                                                                =======            =======

Diluted EPS Calculation:
Weighted average shares outstanding ................            299,164            290,425
  Plus: Incremental shares from assumed conversions:
   Stock options ...................................                 --                 13
   Restricted stock ................................                186                977
   Employee stock purchase plan ....................                 60                169
                                                                -------            -------
  Weighted average shares assuming dilution ........            299,410            291,584
                                                                =======            =======

Basic and Diluted EPS ..............................            $  0.87            $  0.17
                                                                =======            =======


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


                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------------------
                                                                      2001                   2002
                                                                  -----------            -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Weighted average shares outstanding ..................                272,253                289,788
                                                                  ===========            ===========

Diluted EPS Calculation:
Weighted average shares outstanding ..................                272,253                289,788
  Plus: Incremental shares from assumed conversions:
    Stock options ....................................                      2                    769
    Restricted stock .................................                    186                    977
    Employee stock purchase plan .....................                     60                    169
                                                                  -----------            -----------
  Weighted average shares assuming dilution ..........                272,501                291,703
                                                                  ===========            ===========

Basic EPS:
  Income before cumulative effect of accounting change            $      2.00            $      1.11
  Cumulative effect of accounting changes, net of tax                    0.01                  (0.80)
                                                                  -----------            -----------
  Net income .........................................            $      2.01            $      0.31
                                                                  ===========            ===========
Diluted EPS:
  Income before cumulative effect of accounting change            $      2.00            $      1.10
  Cumulative effect of accounting changes, net of tax                    0.01                  (0.80)
                                                                  -----------            -----------
  Net income .........................................            $      2.01            $      0.30
                                                                  ===========            ===========


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

(12)   COMMITMENTS AND CONTINGENCIES

(a)   Legal Matters.

   Southern California Class Actions. Reliant Energy, Reliant Energy Services, Inc. (Reliant Energy Services), Reliant Energy Power Generation, Inc. (REPG) and several other subsidiaries of Reliant Resources, as well as two former officers and one present officer, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that the defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. Plaintiffs have voluntarily dismissed Reliant Energy from two of the three class actions in which it was named as a defendant.

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

   On April 15, 2002, the California Attorney General filed a lawsuit in San Francisco County Superior Court against Reliant Energy, Reliant Resources, Reliant Energy Services and several other subsidiaries of Reliant Resources. The complaint is substantially similar to the compliant described above filed by the California Attorney General with the FERC on March 19, 2002. The complaint also alleges that the Company consistently charged unjust and unreasonable prices for electricity, and that each instance of overcharge violated California law. The lawsuit seeks fines of up to $2,500 for each alleged violation, and "other equitable relief as appropriate." The Company has removed this case to federal court, where it has been assigned to Judge Vaughn Walker in the Northern District of California. Judge Walker has denied the California Attorney General's motion to remand this case to state court. The Company filed a motion to dismiss this action which is under consideration by the court.

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

   The Company has not answered any of the above referenced class action cases; however, it has moved to dismiss each of the cases on the grounds that the claims are barred by federal preemption and the filed rate doctrine.

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

   Due to the disparity between wholesale and retail rates, the credit ratings of PG&E and SCE fell below investment grade. Additionally, PG&E filed for protection under the bankruptcy laws on April 6, 2001. As a result, PG&E and SCE are no longer considered creditworthy, and since January 17, 2001, have not directly purchased power from third-party suppliers through the Cal ISO to serve that portion of load that cannot be met from their own supply sources (net short load). Pursuant to emergency legislation enacted by the California Legislature, the California Department of Water Resources (DWR) has negotiated and purchased power through short- and long-term contracts and through real-time markets operated by the Cal ISO to serve the net short load requirements of PG&E and SCE. In December 2001, the DWR began making payments to the Cal ISO for real-time transactions. On May 15, 2002, the FERC issued an order stating that sellers, including the Company, should receive interest payments on past due amounts owed by the Cal ISO and DWR. The DWR has now made payment through the Cal ISO for its real-time energy deliveries subsequent to January 17, 2001, although the Cal ISO's distribution of DWR's payment for the month of January 2001, and the allocation of interest to past due amounts, are the subjects of motions that the Company has filed with the FERC objecting to the Cal ISO's failure to allocate the January payment and interest solely to post- January 17, 2001 transactions. In addition, the Company is prosecuting a lawsuit in California to recover the market value of forward contracts seized by California Governor Gray Davis in violation of the Federal Power Act. Governor Davis' actions prevented the liquidation of the contracts by the California Power Exchange (Cal PX) to satisfy the outstanding obligations of SCE and PG&E to wholesale suppliers, including the Company. The timing and ultimate resolution of this claim is uncertain at this time.

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

   FERC Market Mitigation. In response to the filing of a number of complaints challenging the level of wholesale prices in California, the FERC initiated a staff investigation and issued a number of orders implementing a series of wholesale market reforms. In these orders, the FERC also instituted a refund proceeding, described below, as a result of which the Company may face an as yet undetermined amount of refund liability. See " - FERC Refunds" below. Prior to adopting a methodology for calculating refunds in the refund proceeding, the FERC identified, for the period January 1, 2001 through June 19, 2001, approximately $20 million of the $149 million charged by the Company for sales in California to the Cal ISO and the Cal PX as being subject to possible refunds. During the nine months ended September 30, 2001, the Company accrued refunds of $15 million.

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

   As of September 30, 2002, no payments have been made under the long-term maintenance agreements. Estimated cash payments over the remainder of 2002 and the five succeeding fiscal years estimated are as follows (in millions):

                2002..........................    $    5
                2003..........................        52
                2004..........................        30
                2005..........................        31
                2006..........................        31
                2007..........................        33
                                                  ------
                  Total.......................    $  182
                                                  ======

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

   On August 26, 2002, the Texas Utility Commission initiated a rulemaking to determine whether the price to beat rule should be amended. A preliminary workshop was held on October 8, 2002 to address certain questions related to the current rule. Among other issues, the workshop discussion focused on the timing of price to beat fuel factor adjustment requests, the timeline for processing requests, the use of a 10-day average of gas prices to determine if an adjustment is necessary, appropriateness of an electricity index and whether an adjustment based on gas price increases should be applied to only the gas portion of the fuel factor. On November 7, 2002, the Texas Utility Commission approved for publication a revised price to beat rule. The proposed changes from the current rule relate to (a) the number of days used to calculate the natural gas price average, (b) the threshold of what constitutes a significant change in the market price of natural gas and purchased energy, (c) processing of documents, (d) encouraging the development of liquid trading hubs in Texas and
(e) additional specificity as to what adjustments to the price to beat will be considered following the true-up proceedings. After interested parties file comments and reply comments, a public hearing on the proposed revisions will be held on January 7, 2003. Texas Utility Commission issued a rule for comment. The Company cannot predict what revisions, if any, the Texas Utility Commission will make to the price to beat rule or the effect that this rulemaking will have on the its business and results of operations.

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

   Financial data for business segments are as follows:


                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                         ----------------------------------------------------
                         REVENUES FROM      OPERATING INCOME
                         NON-AFFILIATES          (LOSS)                 EBIT
                         --------------          ------                 ----
                                             (IN MILLIONS)
Wholesale Energy            $2,344                $ 473                 $ 475
European Energy                145                   (5)                   (4)
Retail Energy ..                43                   (7)                   (8)
Other Operations                 3                  (36)                  (32)
                            ------                -----                 -----
Consolidated ...            $2,535                $ 425                 $ 431
                            ======                =====                 =====



                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                         ----------------------------------------------------
                         REVENUES FROM      OPERATING INCOME
                         NON-AFFILIATES          (LOSS)                 EBIT
                         --------------          ------                 ----
                                             (IN MILLIONS)
Wholesale Energy            $3,502               $ 100                  $ 108
European Energy                148                 (16)                   (13)
Retail Energy ..             1,694                 237                    235
Other Operations                --                 (50)                   (50)
                                                 -----                  -----
Consolidated ...            $5,344               $ 271                  $ 280
                            ======               =====                  =====


   Reconciliation of Operating Income to EBIT and EBIT to Net Income:


                                                           FOR THE THREE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                         -----------------------
                                                          2001              2002
                                                         -----             -----
                                                              (IN MILLIONS)
Operating income ............................            $ 425             $ 271
Gains (losses) from investments, net ........                4                (2)
Income of equity investment of unconsolidated
  subsidiaries ..............................                2                 1
Other income, net ...........................               --                10
                                                                           -----
EBIT ........................................              431               280
Interest expense ............................               (8)             (103)
Interest income .............................                3                11
Interest income - affiliated companies ......               11                 1
                                                         -----             -----
Income before income taxes ..................              437               189
Income tax expense ..........................              175               138
                                                         -----             -----
Net income ..................................            $ 262             $  51
                                                         =====             =====



                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001                    AS OF
                                     -----------------------------------------------            DECEMBER 31, 2001
                                                        OPERATING                               -----------------
                                     REVENUES          INCOME (LOSS)            EBIT               TOTAL ASSETS
                                     --------          -------------            ----            -----------------
                                                                  (IN MILLIONS)
Wholesale Energy ......               $5,111               $ 950                $ 967                $  8,290
European Energy .......                  478                  23                   80                   3,380
Retail Energy .........                  107                 (13)                 (13)                    391
Other Operations ......                    8                (163)                (148)                    599
Reconciling Elimination                   --                  --                   --                    (368)
                                      ------               -----                -----                --------
Consolidated ..........               $5,704               $ 797                $ 886                $ 12,292
                                      ======               =====                =====                ========

                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002                     AS OF
                                   -------------------------------------------------             SEPTEMBER 30, 2002
                                   REVENUES FROM         OPERATING                              -------------------
                                   NON-AFFILIATES       INCOME (LOSS)           EBIT                TOTAL ASSETS
                                   --------------       -------------           ----            -------------------
                                                                 (IN MILLIONS)
Wholesale Energy ......               $5,668               $ 225                $ 248                $ 14,057
European Energy .......                  457                 103                  110                   3,172
Retail Energy .........                3,368                 491                  489                   1,494
Other Operations ......                    2                 (54)                 (55)                  1,355
Reconciling Elimination                   --                  --                   --                    (399)
                                      ------               -----                -----                --------
Consolidated ..........               $9,495               $ 765                $ 792                $ 19,679
                                      ======               =====                =====                ========


   Reconciliation of Operating Income to EBIT and EBIT to Net Income:


                                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ---------------------------------------
                                                                                      2001                 2002
                                                                                     -----                -----
                                                                                            (IN MILLIONS)
Operating income .....................................................               $ 797                $ 765
Gains from investments, net ..........................................                  15                    3
Income of equity investment of unconsolidated subsidiaries ...........                  67                   10
Other income, net ....................................................                   7                   14
                                                                                     -----                -----
EBIT .................................................................                 886                  792
Interest expense .....................................................                 (52)                (209)
Interest income ......................................................                  18                   19
Interest income - affiliated companies ...............................                   8                    5
                                                                                     -----                -----
Income before income taxes and cumulative effect of accounting changes                 860                  607
Income tax expense ...................................................                 314                  284
Cumulative effect of accounting changes ..............................                   3                 (234)
                                                                                     -----                -----
Net income ...........................................................               $ 549                $  89
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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          EFFECTS OF RESTATEMENT ON THE INTERIM FINANCIAL STATEMENTS







   Restatement. Subsequent to the issuance of our financial statements for 2001, we identified four natural gas financial swap transactions that should not have been recorded in our records. We have concluded, based on the offsetting nature of the transactions and manner in which the transactions were documented, that none of the transactions should have been given accounting recognition. We previously accounted for these transactions in our financial statements as a reduction in revenues in December 2000 and an increase in revenues in January 2001, with the effect of decreasing net income in the fourth quarter of 2000 and increasing net income in the first quarter of 2001, in each case by $20.0 million pre-tax ($12.7 million after-tax) and the effect of increasing basic and diluted earnings per share by $0.05 in the first quarter of 2001. There were no cash flows associated with the transactions.



   Also, subsequent to the issuance of our financial statements for 2001 and for the first three quarters of 2002, we determined that we incorrectly calculated the amount of hedge ineffectiveness for 2001 and the first three quarters of 2002 for hedging instruments entered into prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). These hedging instruments included long-term forward contracts for the sale of power in the California market through December 2006. The amount of hedge ineffectiveness for these forward contracts was calculated using the trade date. However, the proper date for the hedge ineffectiveness calculation is hedge inception, which for these contracts was deemed to be January 1, 2001, concurrent with the adoption of SFAS No. 133. In addition, we did not record the amount of ineffectiveness for any hedging instruments during the first three quarters of 2001. These errors in accounting for hedge ineffectiveness resulted in an understatement of revenues of $57.3 million ($37.1 million after-tax) and earnings per share of $0.14 in the first nine months of 2001. These errors in accounting for hedge ineffectiveness resulted in an overstatement of revenues of $16.5 million ($10.7 million after-tax) and earnings per share of $0.04 in the first nine months of 2002.



As more fully described in Note 1 to the interim financial statements, the statements of consolidated operations for the three and nine months ended September 30, 2001 and 2002 have been restated from amounts previously reported to remove the effects of the four natural gas swap transactions from the first quarter of 2001 and to correctly account for the amount of hedge ineffectiveness in the first three quarters of 2001 and 2002. The restatement had no impact on previously reported consolidated operating, investing and financing cash flows for the first three quarters of 2001 or 2002. A summary of the principal effects of the restatement for the quarters ended March 31, 2001 and 2002, June 30, 2001 and 2002, and September 30, 2001 and 2002 are set forth in Note 1 to our consolidated financial statements. The following discussion and analysis has been modified for the restatement.


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

                       CONSOLIDATED RESULTS OF OPERATIONS


                                                   THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------       -------------------------------
                                                      2001                2002                2001                2002
                                                    -------             -------             -------             -------
                                                                                (IN MILLIONS)
Operating Revenues (1) .................            $ 2,535             $ 5,344             $ 5,704             $ 9,495
Operating Expenses .....................              2,110               5,073               4,907               8,730
                                                    -------             -------             -------             -------
Operating Income .......................                425                 271                 797                 765
Other Income (Expense), net ............                 12                 (82)                 63                (158)
Income Tax Expense .....................               (175)               (138)               (314)               (284)
                                                    -------             -------             -------             -------
Income Before Cumulative Effect of
  Accounting Change ....................                262                  51                 546                 323
Cumulative Effect of Accounting Changes,
  net of tax ...........................                 --                  --                   3                (234)
                                                    -------             -------             -------             -------
Net Income .............................            $   262             $    51             $   549             $    89
                                                    =======             =======             =======             =======
Basic Earnings Per Share ...............               0.87                0.17                2.01                0.31
                                                    =======             =======             =======             =======
Diluted Earnings Per Share .............               0.87                0.17                2.01                0.30
                                                    =======             =======             =======             =======


-------------

(1)Operating revenues reflect trading activities on a net basis as described in
   Note 3 to our Interim Financial Statements.

Three months ended September 30, 2001 compared to three months ended September 30, 2002


   Net Income. We reported consolidated net income of $51 million ($0.17 per diluted share) for the three months ended September 30, 2002 compared to $262 million ($0.87 per diluted share) for the three months ended September 30, 2001. The decrease in earnings was primarily due to the following:



   -  a $367 million decrease in earnings before interest and income taxes
      (EBIT) from our Wholesale Energy segment;


   -  a $97 million increase in net interest expense; and

   -  changes in the effective tax rate which are further described below.

   The above items were partially offset by a $243 million increase in EBIT from our Retail Energy segment.

   Earnings before Interest and Income Taxes. For an explanation of changes in EBIT, please read the discussion below under " - Earnings Before Interest and Income Taxes by Business Segment."

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


   Income Tax Expense. During the three months ended September 30, 2001 and 2002, our effective tax rate was 40.2% and 73.3%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $72 million for the three months ended September 30, 2002. During the three months ended September 30, 2002, we accrued a $45 million United States federal tax provision for future cash distributions from our equity investment in NEA, the former coordinating body for the Dutch electric generating sector prior to Wholesale competition, which is held by our European Energy segment. Based on our current tax position, during the third quarter of 2002, we determined that we would be obligated to pay United States taxes on future cash distributions from NEA in excess of our tax basis. As of September 30, 2002, our investment in NEA was $192 million. For further discussion of our investment in NEA, please read Note 13(f) to the Reliant Resources Form 10-K/A and Note 12(d) to our Interim Financial Statements. In addition, we had increased reconciling items from state income taxes and valuation allowances partially offset by the effect of the cessation of goodwill amortization. During the third quarter of 2002, our state income taxes increased primarily due to Texas franchise tax associated with our Retail Energy operations. Our valuation allowances increased primarily due to losses incurred by our European Energy trading and origination operations during the third quarter of 2002. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $23 million for the three months ended September 30, 2001. These items primarily related to nondeductible goodwill, state income taxes and valuation allowances partially offset by income earned by REPGB. In 2001, the earnings of REPGB were subject to a zero percent Dutch corporate income tax rate as result of the Dutch tax holiday related to the Dutch electricity industry. In 2002, European Energy's earnings in the Netherlands are subject to the standard Dutch corporate income tax rate, which is currently 34.5%.


Nine months ended September 30, 2001 compared to nine months ended September 30, 2002


   Net Income. We reported consolidated net income of $89 million ($0.30 per diluted share) for the nine months ended September 30, 2002 compared to $549 million ($2.01 per share) for the nine months ended September 30, 2001. The 2001 results included a cumulative effect of accounting change of $3 million, net of tax, related to the adoption of SFAS No. 133. For additional discussion of the adoption of SFAS No. 133, please read Note 6 to the Reliant Resources 10-K/A Notes. The 2002 results included a cumulative effect of accounting change of $234 million, related to the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). For additional discussion of the adoption of SFAS No. 142, please read Note 7 to our Interim Financial Statements. The decrease in earnings was primarily due to the following:



   -  a $719 million decrease in EBIT from our Wholesale Energy segment; and


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

   Earnings before Interest and Income Taxes. For an explanation of changes in EBIT, please read the discussion below under " - Earnings Before Interest and Income Taxes by Business Segment."

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


   Income Tax Expense. During the nine months ended September 30, 2001 and 2002, our effective tax rate was 36.5% and 46.9%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $72 million for the nine months ended September 30, 2002. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $13 million for the nine months ended September 30, 2001. The items impacting the effective tax rate for the nine months ended September 30, 2001 and 2002 are primarily consistent with those impacting the three months ended September 30, 2001 and 2002 discussed above.


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


                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                    -----------------------             -----------------------
                                     2001              2002              2001              2002
                                    -----             -----             -----             -----
                                                            (IN MILLIONS)
Wholesale Energy .......            $ 475             $ 108             $ 967             $ 248
European Energy ........               (4)              (13)               80               110
Retail Energy ..........               (8)              235               (13)              489
Other Operations .......              (32)              (50)             (148)              (55)
                                    -----             -----             -----             -----
      Total Consolidated            $ 431             $ 280             $ 886             $ 792
                                    =====             =====             =====             =====


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


                                                                                   WHOLESALE ENERGY
                                                        -----------------------------------------------------------------------
                                                        THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------        -------------------------------
                                                           2001                2002                2001                2002
                                                         -------            --------            --------            --------
                                                                                   (IN MILLIONS)
Revenues ....................................            $ 2,300            $  3,468            $  4,835            $  5,537
Trading Margins .............................                 44                  34                 276                 131
                                                         -------            --------            --------            --------
  Total Operating Revenues ..................              2,344               3,502               5,111               5,668
Operating Expenses:
  Fuel and Cost of Gas Sold .................                385                 428               1,451                 829
  Purchased Power ...........................              1,298               2,606               2,174               3,686
  Operation and Maintenance .................                 87                 167                 243                 412
  General, Administrative and Development ...                 73                  86                 203                 268
  Depreciation and Amortization .............                 28                 115                  90                 248
                                                         -------            --------            --------            --------
    Total Operating Expenses ................              1,871               3,402               4,161               5,443
                                                         -------            --------            --------            --------
Operating Income ............................                473                 100                 950                 225
                                                         -------            --------            --------            --------
Other Income:
Income of equity investment of unconsolidated
  subsidiaries ..............................                  2                   1                  16                  11
Other, net ..................................                 --                   7                   1                  12
                                                         -------            --------            --------            --------
Earnings Before Interest and Income Taxes ...            $   475            $    108            $    967            $    248
                                                         =======            ========            ========            ========

Margins:
  Power generation (1) ......................            $   617            $    434            $  1,210            $  1,022
  Trading ...................................                 44                  34                 276                 131
                                                         -------            --------            --------            --------
    Total ...................................            $   661            $    468            $  1,486            $  1,153
                                                         =======            ========            ========            ========

Operations Data:
  Physical Wholesale Power Generation Sales

    (in thousand MWh (2)(4)) ................             20,107              60,544              48,974             105,852
  Trading Power Volumes (4) .................             59,936             123,310             145,548             244,332
  Trading Natural Gas Sales (in Bcf (3))(4) .                880                 897               2,324               2,925


--------------
(1)   Revenues less fuel and cost of gas sold and purchased power.
(2)   Megawatt hours.
(3)   Billion cubic feet.
(4) Includes physically delivered volumes, physical transactions that are settled prior to delivery and hedge activity related to our power generation portfolio.


   Wholesale Energy's EBIT decreased by $367 million for the three months ended September 30, 2002 compared to the same period in 2001. Wholesale Energy's EBIT decreased by $719 million for the nine months ended September 30, 2002 compared to the same period in 2001. The decline in EBIT is primarily due to decreases in gross margin from our power generation operations and decreases in trading margin, partially offset by the effect of the acquisition of Orion Power which closed in February 2002.


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


   Wholesale Energy's gross margin from power generation operations decreased by $183 million in the three months ended September 30, 2002 compared to the same period in 2001. This decrease was primarily due to a $289 million decline in 2002 margin caused by deterioration in favorable conditions that existed in the West in 2001 and by increased refund requirements discussed above. In addition, the Mid-Atlantic region experienced an $85 million decrease in gross margin in 2002 due to a 28% decline in prices for power sales and reduced capacity as a result of the expiration of a capacity contract. The gross margin for this period benefited by $263 million from the Orion acquisition in February 2002 and by $35 million in gross margin from new plants that became commercially operational in the second half of 2001. Included in this gross margin variance is a $95 million decrease due to the ineffectiveness of cash flow hedges from a $73 million gain in 2001, primarily related to the California market, to a $22 million loss in 2002.



   Wholesale Energy's gross margin from power generation operations is comprised of revenues less fuel and cost of gas sold and purchased power. Revenues increased by $1.2 billion (51%) in the three months ended September 30, 2002 compared to the same period in 2001. The major components of this increase are $421 million in revenues from Orion Power, which we acquired in February 2002, and $2.0 billion in revenues from the Mid-Atlantic region due to favorable hedging, marketing and operating results. These were offset by a reduction in hedging, marketing and operating results of the California region of $1.6 billion. Wholesale Energy's revenues and gross margin for the three months ended September 30, 2001 benefited from favorable conditions in the West caused by a combination of factors including reduction in available hydroelectric generation resources, increased demand, and decreased electric imports. Wholesale Energy's fuel and cost of gas sold and purchased power increased by $1.4 billion in the three months ended September 30, 2002. The major components of this increase are due to increased hedging and marketing activities in the Mid-Atlantic region ($2.1 billion) partially offset by a reduction in the hedging and marketing results in the California region ($1.2 billion) coupled with increased fuel expense due to a 79% increase in power generation sales volumes, excluding hedging activity, largely due to the Orion Power acquisition that closed in February 2002.


   Trading gross margins decreased $10 million in the three months ended September 30, 2002 compared to the same period in 2001, primarily due to changes in our physical gas businesses that had been profitable but were creating high collateral demands. Also during the third quarter 2002, Wholesale Energy reduced trading activities not associated with our core generation asset positions.


   For the nine-month period ending September 30, 2002, Wholesale Energy's gross margin from power generation operations decreased by $188 million compared to the same period in 2001. The decline in favorable conditions that existed in the West region in 2001 coupled with the increased refund requirements discussed above caused an unfavorable variance in the West region of $614 million. In addition, the Mid-Atlantic region experienced a $108 million decrease in gross margin in 2002 due to a 20% decline in prices for power sales and reduced capacity as a result of the expiration of a capacity contract. This unfavorable variance was offset by $526 million in gross margin from the Orion Power acquisition that closed in February 2002 and by $76 million in gross margin from new plants that became commercially operational in the second half of 2001. Included in this gross margin variance is a $73 million decrease due to the ineffectiveness of cash flow hedges from a $57 million gain in 2001, primarily related to the California market, to a $16 million loss in 2002.



   Wholesale Energy's revenues increased by $702 million (15%) in the nine months ended September 30, 2002 compared to the same period in 2001. The major components of this increase are $2.4 billion in the Mid-Atlantic region as a result of favorable hedging, marketing and operating results and $824 million in revenues contributed by Orion Power. These increased revenues were offset by a decline of $2.8 billion in California revenues for this period. Wholesale Energy's fuel and cost of gas sold and purchased power increased by $891 million in the nine months ended September 30, 2002 due primarily to $2.5 billion in the Mid-Atlantic region as a result of hedging and marketing activities and an increase of $298 million due to Orion Power. This partially was offset by a reduction of hedging and marketing activities in the California region of $2.2 billion.


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

                                                                            EUROPEAN ENERGY
                                                        ----------------------------------------------------------
                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                        -------------------------         ------------------------
                                                          2001             2002             2001            2002
                                                        --------         --------         --------        --------
                                                                             (IN MILLIONS)
Revenues .......................................        $    142         $    145         $    472        $    447
Trading Margins ................................               3                3                6              10
                                                        --------         --------         --------        --------
  Total Operating Revenues .....................             145              148              478             457
Operating Expenses:
  Fuel .........................................              91               67              294             254
  Purchased Power ..............................               9               38               15             (55)
  Operation and Maintenance ....................              17               25               56              87
  General, Administrative and Development ......              13               18               33              26
  Depreciation and Amortization ................              20               16               57              42
                                                        --------         --------         --------        --------
    Total Operating Expenses ...................             150              164              455             354
                                                        --------         --------         --------        --------
Operating (Loss) Income ........................              (5)             (16)              23             103
                                                        --------         --------         --------        --------
Other Income:
Income of equity investment of unconsolidated
  subsidiaries .................................              --               --               51              --
Other, net .....................................               1                3                6               7
                                                        --------         --------         --------        --------
(Loss) Earnings Before Interest and Income Taxes        $     (4)        $    (13)        $     80        $    110
                                                        ========         ========         ========        ========
Margins:
  Power Generation (1) .........................        $     42         $     40         $    163        $    248
  Trading ......................................               3                3                6              10
                                                        --------         --------         --------        --------
    Total ......................................        $     45         $     43         $    169        $    258
                                                        ========         ========         ========        ========
Electricity (in thousand MWh):
  Power Generation Sales .......................           4,013            4,257           11,885          13,198
  Trading Sales ................................           5,687           17,883           14,641          52,436

-----------
(1) Revenues less fuel and purchased power.

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

                                                                                               RETAIL ENERGY
                                                                            --------------------------------------------------
                                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                                            ----------------------      ----------------------
                                                                              2001          2002          2001          2002
                                                                            --------      --------      --------      --------
                                                                                               (IN MILLIONS)
Electricity Sales and Services ........................................     $     28      $  1,196      $     78      $  2,487
Hedging Revenues ......................................................           --           416            --           731
Trading Margins .......................................................           15            82            29           150
                                                                            --------      --------      --------      --------
  Operating Revenues ..................................................           43         1,694           107         3,368
Operating Expenses:
  Purchased Power .....................................................            2         1,220             2         2,430
  Accrual for Payment to CenterPoint Energy, Inc. .....................           --            89            --            89
  Operation and Maintenance ...........................................           29            67            71           172
  General and Administrative ..........................................           16            74            40           167
  Depreciation and Amortization .......................................            3             7             7            19
                                                                            --------      --------      --------      --------
    Total Operating Expenses ..........................................           50         1,457           120         2,877
                                                                            --------      --------      --------      --------
Operating (Loss) Income ...............................................           (7)          237           (13)          491
                                                                            --------      --------      --------      --------
Other Loss, net .......................................................           (1)           (2)           --            (2)
                                                                            --------      --------      --------      --------
(Loss) Earnings Before Interest and Income Taxes ......................     $     (8)     $    235      $    (13)     $    489
                                                                            ========      ========      ========      ========
Operations Data:
   Energy Sales (gigawatt-hours (GWh)):
    Residential .......................................................                      8,606                      17,055
    Small commercial ..................................................                      3,986                      10,026
    Large commercial, industrial and institutional ....................                      6,465                      17,740
                                                                                          --------                    --------
      Total ...........................................................                     19,057                      44,821
                                                                                          ========                    ========
  Customers as of September 30, 2002 (in thousands, metered locations):
    Residential .......................................................                                                  1,469
    Small commercial ..................................................                                                    219
    Large commercial, industrial and institutional ....................                                                     22
                                                                                                                      --------
      Total ...........................................................                                                  1,710
                                                                                                                      ========

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

                                                         OTHER OPERATIONS
                                              --------------------------------------
                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ----------------      ----------------
                                               2001       2002       2001       2002
                                              -----      -----      -----      -----
                                                           (IN MILLIONS)
Operating Revenues ......................     $   3      $  --      $   8      $   2
Operating Expenses:
  Operation and Maintenance .............         6         --         15          3
  General, Administrative and Development        12         46        131         43
  Depreciation and Amortization .........        21          4         25         10
                                              -----      -----      -----      -----
    Total Operating Expenses ............        39         50        171         56
                                              -----      -----      -----      -----
Operating Loss ..........................       (36)       (50)      (163)       (54)
                                              -----      -----      -----      -----
Other Income (Expense):
  Gain from Investments, net ............         5         --         16          4
  Other, net ............................        (1)        --         (1)        (5)
                                              -----      -----      -----      -----
Loss Before Interest and Income Taxes ...     $ (32)     $ (50)     $(148)     $ (55)
                                              =====      =====      =====      =====

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

      Our realized and unrealized trading, marketing and risk management services margins are as follows:

                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                SEPTEMBER 30,                            SEPTEMBER 30,
                         --------------------------               -------------------------
                         2001                 2002                2001                2002
                         -----                -----               -----               -----
                                                   (IN MILLIONS)
Realized ............    $ 132                $  87               $ 262               $ 278
Unrealized ..........      (70)                  32                  49                  13
                         -----                -----               -----               -----
Total ..............     $  62                $ 119               $ 311               $ 291
                         =====                =====               =====               =====

      Below is an analysis of our net trading and marketing assets and liabilities for 2002 (in millions):

Fair value of contracts outstanding at December 31, 2001 .............................               $ 218
Fair value of new contracts when entered into during the period ......................                  54
Contracts realized or settled during the period ......................................                (278)
Changes in fair values attributable to changes in valuation techniques and assumptions                  31
Changes in fair value attributable to market price and other market changes ..........                 200
                                                                                                     -----
  Fair value of contracts outstanding at September 30, 2002 ..........................               $ 225
                                                                                                     =====

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

      Below are the maturities of our contracts related to our trading and marketing assets and liabilities as of September 30, 2002 (in millions):

                                                      FAIR VALUE OF CONTRACTS AT SEPTEMBER 30, 2002
                                  --------------------------------------------------------------------------------------
                                                                                                    2007 AND       TOTAL
SOURCE OF FAIR VALUE             2003 (1)      2003 (2)       2004          2005        2006       THEREAFTER    FAIR VALUE
--------------------             --------      --------       ----          ----        ----       ----------    ----------
Prices actively quoted ...        $   6         $  16        $ (10)        $  --        $  --         $  --        $  12
Prices provided by other
  external sources .......          120            30           12             1           12            19          194
Prices based on models and
  other valuation methods           (15)           12           13             3           (4)           10           19
                                  -----         -----        -----         -----        -----         -----        -----
Total ....................        $ 111         $  58        $  15         $   4        $   8         $  29        $ 225
                                  =====         =====        =====         =====        =====         =====        =====

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


                                                                                      PERCENTAGE OF
                                                      COLLATERAL    EXPOSURE NET OF  EXPOSURE NET OF
CREDIT RATING EQUIVALENT               EXPOSURE        HELD (3)       COLLATERAL       COLLATERAL
------------------------               --------        --------       ----------       ----------
AAA/Aaa .......................        $     1         $    --         $     1                0%
AA/Aa2 ........................            239              --             239               10%
A/A2 ..........................            631              --             631               25%
BBB/Baa2 ......................          1,173             (95)          1,078               44%
BB/Ba2 or lower ...............            570             (65)            505               20%
Unrated (1)(2) ................             22              (8)             14                1%
                                       -------         -------         -------          -------
                                         2,636            (168)          2,468              100%
Less: Credit and other reserves            (66)             --             (66)
                                       -------         -------          -------
                                       $ 2,570         $  (168)        $ 2,402
                                       =======         =======         =======

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

                                      NINE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------
                                           2001            2002
                                         -------         -------
                                             (IN MILLIONS)
Cash provided by (used in):
     Operating activities .........      $   262         $   319
     Investing activities .........         (709)         (3,301)
     Financing activities .........          635           4,301

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

                                      FOR THE THREE          FOR THE NINE         FOR THE SIX
                                       MONTHS ENDED          MONTHS ENDED         MONTHS ENDED
                                    SEPTEMBER 30, 2001    SEPTEMBER 30, 2001      JUNE 30, 2002
                                    ------------------    ------------------      -------------
Revenues .......................         $ 6,278               $19,687               $11,434
Fuel and cost of gas sold ......           2,471                11,011                 6,142
Purchased power ................           3,807                 8,676                 5,292
                                         -------               -------               -------
     Net impact on margins .....         $    --               $    --               $    --
                                         =======               =======               =======

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

- determination of impairment of long-lived assets and intangibles (please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - European Energy" in the Reliant Resources Form 10-K/A, Note 2(f) and Note 2(q) to the Reliant Resources 10-K/A Notes,
      Note 7 to our Interim Financial Statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Earnings Before Interest and Taxes by Business Segment - Wholesale Energy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Earnings Before Interest and Taxes by Business Segment - European Energy" within this Form 10-Q/A);

- estimation of revenues for delivered energy sales and services to retail customers and the related supply costs (please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Retail Energy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Retail Energy Operations" in the Reliant Resources Form 10-K/A and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Earnings Before Interest and Taxes by Business Segment - Retail Energy" within this Form 10-Q/A); and

- estimation of credit provisions for uncollectible receivables and potential refunds related to energy sales in the California market (please read Notes 12(a) and 12(c) to our Interim Financial Statements).

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


      We cannot assure you that market volatility, failure of counterparties to meet their contractual obligations, transactions entered into after the date of the original filed Form 10-Q or a failure of risk controls will not lead to significant losses from our trading, marketing and risk management activities.


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

      In addition, during 2002, we entered into forward-starting interest rate swaps having an aggregate notional amount of $500 million to hedge the interest rate on a future offering of long-term fixed-rate notes. At September 30, 2002, these swaps could be liquidated at a cost of $51 million. These swaps qualify as cash flow hedges under SFAS No. 133. In November 2002, we liquidated these swaps at a cost of $52 million. For further discussion of the liquidation of these swaps, please read Note 16 (d) to our Interim Financial Statements.

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

      - the resolution of the refusal by California market participants to pay our receivables balances, and o other factors affecting Reliant Resources discussed in the Reliant Resources Form 10-K/A, including those outlined and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings."

      When used in Reliant Resources' documents or oral presentations, the words "anticipate," "estimate," "believes," "continues," "could," "intends," "may," "plans," "potential," "should," "will," "expect," "objective," "projection," "forecast," "goal," "guidance," "outlook" and similar words are intended to identify forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.





                                                                                        SEC FILE OR
 EXHIBIT                                                       REPORT OR               REGISTRATION      EXHIBIT
 NUMBER               DOCUMENT DESCRIPTION               REGISTRATION STATEMENT           NUMBER        REFERENCE
 ------               --------------------               ----------------------           ------        ---------
*  10.1    Separation Agreement dated July 2, 2002       Reliant Resources, Inc.          1-3187          10.1
           between Reliant Resources, Inc. and Joe Bob   Quarterly Report on Form
           Perkins                                       10-Q for the Quarterly
                                                         Period Ended September 30,
                                                         2002

*  10.2    Employment Agreement effective July 29,       Reliant Resources, Inc.          1-3187          10.2
           2002 between Reliant Resources, Inc. and      Quarterly Report on Form
           Mark M. Jacobs                                10-Q for the Quarterly
                                                         Period Ended September 30,
                                                         2002

+  99.1    Certification of Chairman and Chief
           Executive Officer of Reliant Resources,
           Inc. Certification Pursuant to Section 906
           of the Sarbanes-Oxley Act of 2002
           (Subsections (a) and (b) of Section 1350,
           Chapter 63 of Title 18, United States Code)

+  99.2    Certification of Executive Vice President
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

- Current Report on Form 8-K dated September 5, 2002, as filed with the SEC on September 9, 2002 (Items 5 and 7).

- Current Report on Form 8-K dated September 13, 2002, as filed with the SEC on September 13, 2002 (Items 5 and 7).

- Current Report on Form 8-K dated September 18, 2002, as filed with the SEC on September 18, 2002 (Items 5 and 7).

- Current Report on Form 8-K dated September 30, 2002, as filed with the SEC on September 30, 2002 (Items 5 and 7).

--------

* Management contract or compensatory plan or arrangement.
+ Filed herewith.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RELIANT RESOURCES, INC.
                                               (Registrant)



                                   By:     /s/ Thomas C. Livengood
                                       ------------------------------
                                             Thomas C. Livengood
                                        Vice President and Controller
                                       (Principal Accounting Officer)


Date:  April 23, 2003

                                 CERTIFICATIONS


I, Joel V. Staff, certify that:



      1. I have reviewed this quarterly report on Form 10-Q/A of Reliant Resources, Inc.;


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


Date: April 23, 2003                                  /s/ Joel V. Staff
                                              ----------------------------------
                                                         Joel V. Staff
                                                         Chairman and
                                                    Chief Executive Officer

                                 CERTIFICATIONS

I, Mark M. Jacobs, certify that:


      1. I have reviewed this quarterly report on Form 10-Q/A of Reliant Resources, Inc.;


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


Date:  April 23, 2003                                /s/ Mark M. Jacobs
                                              ----------------------------------
                                                        Mark M. Jacobs
                                                 Executive Vice President and
                                                    Chief Financial Officer

                                  Exhibit Index



                                                                                        SEC FILE OR
 EXHIBIT                                                       REPORT OR               REGISTRATION      EXHIBIT
 NUMBER               DOCUMENT DESCRIPTION               REGISTRATION STATEMENT           NUMBER        REFERENCE
 ------               --------------------               ----------------------           ------        ---------
*  10.1    Separation Agreement dated July 2, 2002       Reliant Resources, Inc.          1-3187          10.1
           between Reliant Resources, Inc. and Joe Bob   Quarterly Report on Form
           Perkins                                       10-Q for the Quarterly
                                                         Period Ended September 30,
                                                         2002

*  10.2    Employment Agreement effective July 29,       Reliant Resources, Inc.          1-3187          10.2
           2002 between Reliant Resources, Inc. and      Quarterly Report on Form
           Mark M. Jacobs                                10-Q for the Quarterly
                                                         Period Ended September 30,
                                                         2002

+  99.1    Certification of Chairman and Chief
           Executive Officer of Reliant Resources,
           Inc. Certification Pursuant to Section 906
           of the Sarbanes-Oxley Act of 2002
           (Subsections (a) and (b) of Section 1350,
           Chapter 63 of Title 18, United States Code)

+  99.2    Certification of Executive Vice President
           and Chief Financial Officer of Reliant
           Resources, Inc. Certification Pursuant to
           Section 906 of the Sarbanes-Oxley Act of
           2002 (Subsections (a) and (b) of Section
           1350, Chapter 63 of Title 18, United States
           Code)



* Management contract or compensatory plan or arrangement.
+ Filed herewith.