Form 10-K/A
period 2002-12-31
RELIANT RESOURCES INC
filed 2003-04-30
CIK 1126294

================================================================================

                           UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

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

                               -----------------

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [_]

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

   Portions of the definitive proxy statement relating to the 2003 Annual Meeting of Stockholders of the Registrant's, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, are incorporated by reference in Item 10, Item 11, Item 12 and Item 13 of Part III of this Form 10-K/A.

================================================================================

   We hereby amend our original Form 10-K for the year ended December 31, 2002, to include Schedule I--Condensed Financial Information of Reliant Resources, Inc. and Exhibits 4.3 and 10.42. Except for the foregoing, no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K.

                               Table of Contents

                                                                      Page
                                                                      ----
     Cautionary Statement Regarding Forward-Looking Information......   1
     Glossary of Terms...............................................   1
                                      PART I
     ITEM 1. Business................................................   5
             Our Business............................................   5
              General................................................   5
              Formation, IPO and Distribution........................   5
              Orion Power Acquisition................................   5
              Disposition of European Energy Operations..............   6
             Retail Energy...........................................   6
              Residential and Small Commercial Services..............   7
              Large Commercial, Industrial and Institutional Services   8
              Provider of Last Resort................................   8
              Retail Energy Supply...................................   8
              ERCOT..................................................   9
              Competition............................................   9
             Wholesale Energy........................................  10
              Overview of Wholesale Energy Market....................  10
              Power Generation Operations............................  10
              Mid-Atlantic Region....................................  12
              New York Region........................................  13
              Midwest Region.........................................  14
              Southeast Region.......................................  15
              West Region............................................  15
              ERCOT Region...........................................  17
              Long-term Purchase and Sale Agreements.................  17
              Commercial Operations..................................  17
              Regulation.............................................  19
              Competition............................................  20
             European Energy.........................................  21
              European Power Generation and Supply...................  21
              European Trading and Origination.......................  22
              Regulation.............................................  22
              Competition............................................  22
             Other Operations........................................  22
             Environmental Matters...................................  23
              General................................................  23
              Air Quality Matters....................................  23
              Water Quality Matters..................................  24
              Liability for Preexisting Conditions and Remediations..  25
              Other European Environmental Matters...................  26
              Employees..............................................  27
             Executive Officers......................................  27
     ITEM 2. Properties..............................................  28
              Character of Ownership.................................  28
              Retail Energy..........................................  28
              Wholesale Energy.......................................  28
              European Energy........................................  28
              Other Operations.......................................  28
     ITEM 3. Legal Proceedings.......................................  28
     ITEM 4. Submission of Matters to a Vote of Security Holders.....  28

                                                                                             Page
                                                                                            ------
                                              PART II
ITEM 5.  Market for Our Common Equity and Related Stockholder Matters......................     29
ITEM 6.  Selected Financial Data...........................................................     30
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations......................................................................     32
         Overview..........................................................................     32
         Consolidated Results of Operations................................................     34
          2002 Compared to 2001............................................................     34
          2001 Compared to 2000............................................................     36
         EBIT by Business Segment..........................................................     37
          Retail Energy....................................................................     38
          Wholesale Energy.................................................................     42
          European Energy..................................................................     49
           Other Operations................................................................     54
         Trading and Marketing Operations..................................................     55
         Related-Party Transactions........................................................     61
          Agreements With CenterPoint......................................................     61
         Risk Factors......................................................................     62
          Risks Related to Our Retail Energy Operations....................................     62
          Risks Related to Our Wholesale Energy Operations.................................     66
          Risks Related to Our European Energy Operations..................................     71
          Risks Related to Our Businesses Generally........................................     72
          Risks Related to Our Corporate and Financial Structure...........................     75
          Risks Related to the Sale of Our European Energy Operations......................     77
         Liquidity and Capital Resources...................................................     78
          Historical Cash Flows............................................................     78
          Consolidated Capital Requirements................................................     82
          Consolidated Future Uses and Sources of Cash and Certain Factors Impacting Future
            Uses and Sources of Cash.......................................................     84
          Off-Balance Sheet Transactions...................................................     90
         New Accounting Pronouncements, Significant Accounting Policies and Critical
           Accounting Estimates............................................................     90
          New Accounting Pronouncements....................................................     90
          Significant Accounting Policies..................................................     90
          Critical Accounting Estimates....................................................     90
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk........................     99
          Market Risk......................................................................     99
          Trading Market Risk..............................................................    100
          Non-trading Market Risk..........................................................    103
          Risk Management Structure........................................................    105
ITEM 8.  Financial Statements and Supplementary Data.......................................    F-1
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure...................................................................... III-22

                                              PART III
ITEM 10. Directors and Executive Officers.................................................. III-22
ITEM 11. Executive Compensation............................................................ III-22
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters............................................................. III-22
ITEM 13. Certain Relationships and Related Transactions.................................... III-22
ITEM 14. Controls and Procedures........................................................... III-22
         Evaluation of Disclosure Controls and Procedures.................................. III-22
         Changes in Internal Controls...................................................... III-22

                                              PART IV
ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................   IV-1

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

Notes to Consolidated Financial Statements.........................................................   F-7

Supplementary Data................................................................................. III-1

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Reliant Resources, Inc. and Subsidiaries
Houston, Texas

   We have audited the accompanying consolidated balance sheets of Reliant Resources, Inc. and Subsidiaries (the Company), as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

DELOITTE & TOUCHE LLP

Houston, Texas
March 31, 2003 (April 29, 2003 as to Schedule I listed in the Index at Item 15(a)(2))

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

  (f)  Property, Plant and Equipment and Depreciation Expense.

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

   The following table details our various guarantees, including the maximum potential amounts of future payments, assets held as collateral and the carrying amount of the liabilities recorded on our consolidated balance sheet, if applicable, as of December 31, 2002:

                                                                           Carrying
                                                                          Amount of
                                                     Maximum              Liability
                                                    Potential            Recorded on
                                                     Amount     Assets   Consolidated
                                                    of Future  Held as     Balance
                 Type of Guarantee                  Payments  Collateral    Sheet
                 -----------------                  --------- ---------- ------------
                                                              (in millions)
Guarantees under construction agency agreements(1).  $1,325      $--         $--
REMA sale-leaseback operating leases(2)............     818       --          --
Non-qualified benefits of CenterPoint's retirees(3)      58       --          --
                                                     ------      ---         ---
Total Guarantees...................................  $2,201      $--         $--
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

  (e)  Interest Rate Caps.

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

                                     * * *

                            RELIANT RESOURCES, INC.

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENTS
                                 OF OPERATIONS
                            (Thousands of Dollars)

                                                                        Year Ended December 31,
                                                                        ----------------------
                                                                           2001        2002
                                                                        ---------   ---------
(Expenses) Income:
   General, administrative and depreciation, net....................... $(104,382)  $ (53,596)
   Equity in earnings (loss) of investments in subsidiaries............   567,032    (523,524)
   Foreign currency translation loss from intercompany note receivable.   (15,839)         --
   Interest expense....................................................    (9,625)   (116,197)
   Interest income.....................................................        --       8,628
   Interest income--CenterPoint, net...................................     2,523       2,657
   Interest income--subsidiaries, net..................................   126,576     103,322
                                                                        ---------   ---------
Income (Loss) Before Income Taxes......................................   566,285    (578,710)
Income Tax (Expense) Benefit...........................................    (2,934)     18,898
                                                                        ---------   ---------
Net Income (Loss)...................................................... $ 563,351   $(559,812)
                                                                        =========   =========




    See Notes to the Condensed Financial Statements and Reliant Resources'
                       Consolidated Financial Statements

                                     III-1

                            RELIANT RESOURCES, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)

                                                                                      December 31,
                                                                                -----------------------
                                                                                   2001         2002
                                                                                ----------  -----------
                                    ASSETS
Current Assets:
   Cash and cash equivalents................................................... $    1,262  $   656,966
   Advances to and notes receivable from subsidiaries, net.....................    371,894      817,128
   Accounts and notes receivable from CenterPoint, net.........................    386,186       25,887
   Federal income tax receivable...............................................         --       94,792
   Accumulated deferred income taxes...........................................         --       17,585
   Prepayments and other current assets........................................      1,141        5,161
                                                                                ----------  -----------
       Total current assets....................................................    760,483    1,617,519
                                                                                ----------  -----------
Property, Plant and Equipment, net.............................................     59,140      120,893
                                                                                ----------  -----------
Other Assets:
   Advances to and notes receivable from subsidiaries, net.....................  2,537,233    2,539,275
   Investments in subsidiaries.................................................  2,751,700    5,714,872
   Accumulated deferred income taxes...........................................     17,148       25,822
   Restricted cash.............................................................         --        7,000
   Other.......................................................................     36,806       36,512
                                                                                ----------  -----------
       Total other assets......................................................  5,342,887    8,323,481
                                                                                ==========  ===========
       Total Assets............................................................ $6,162,510  $10,061,893
                                                                                ==========  ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt........................................... $       --  $   350,000
   Accounts and other payables.................................................     77,540       72,467
   Other.......................................................................     26,269       25,850
                                                                                ----------  -----------
       Total current liabilities...............................................    103,809      448,317
                                                                                ----------  -----------
Benefit Obligations and Other Liabilities......................................     75,069       44,688
                                                                                ----------  -----------
Long-term Debt.................................................................         --    3,916,000
                                                                                ----------  -----------
Commitments and Contingencies (note 5)
Stockholders' Equity:
   Preferred stock; par value $0.001 per share (125,000,000 shares authorized;
     none outstanding).........................................................         --           --
   Common Stock, par value $0.001 per share (2,000,000,000 shares authorized;
     299,804,000 issued).......................................................         61           61
   Additional paid-in capital..................................................  5,789,869    5,836,957
   Treasury stock at cost, 11,000,000 and 9,198,766 shares.....................   (189,460)    (158,483)
   Retained earnings...........................................................    563,351        3,539
   Accumulated other comprehensive loss........................................   (180,189)     (29,186)
                                                                                ----------  -----------
       Stockholders' equity....................................................  5,983,632    5,652,888
                                                                                ----------  -----------
          Total Liabilities and Stockholders' Equity........................... $6,162,510  $10,061,893
                                                                                ==========  ===========

    See Notes to the Condensed Financial Statements and Reliant Resources'
                       Consolidated Financial Statements

                                     III-2

                            RELIANT RESOURCES, INC.

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENTS
                                 OF CASH FLOWS
                            (Thousands of Dollars)

                                                                                  Year Ended December 31,
                                                                                 ------------------------
                                                                                     2001         2002
                                                                                 -----------  -----------
Cash Flows from Operating Activities:
   Net income (loss)............................................................ $   563,351  $  (559,812)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
       Deferred income taxes....................................................     (39,840)      35,862
       Equity in (earnings) loss of investment in subsidiaries..................    (567,032)     523,524
       Curtailment and related benefit enhancement..............................      99,523           --
       Accounting settlement for certain benefit plans..........................          --       47,356
       Ineffectiveness of interest rate hedges..................................          --       16,037
       Other, net...............................................................          --        9,993
   Changes in other assets and liabilities:
       Receivables from subsidiaries, net.......................................     (48,365)      (4,779)
       Receivables from CenterPoint, net........................................      (4,332)       1,196
       Federal income tax receivable/payable....................................       6,149     (100,941)
       Other current assets.....................................................      (1,141)      (4,020)
       Other assets.............................................................      (4,706)     (34,448)
       Accounts and other payable...............................................      32,730       (5,073)
       Other current liabilities................................................      20,120       17,384
       Settlement of interest rate hedges.......................................          --      (55,048)
       Settlement of hedges of net investment in foreign subsidiaries...........          --     (162,432)
       Other liabilities........................................................       5,422          276
                                                                                 -----------  -----------
          Net cash provided by (used in) operating activities...................      61,879     (274,925)
                                                                                 -----------  -----------
Cash Flows from Investing Activities:
   Capital expenditures.........................................................     (44,278)     (76,238)
   Business acquisitions, net of cash acquired..................................          --   (2,963,801)
   Investments in, advances to and notes receivable from subsidiaries, net......  (1,150,540)    (674,801)
                                                                                 -----------  -----------
          Net cash used in investing activities.................................  (1,194,818)  (3,714,840)
                                                                                 -----------  -----------
Cash Flows from Financing Activities:
   Proceeds from debt...........................................................          --    4,266,000
   Proceeds from issuance of stock, net.........................................   1,696,074           --
   Purchase of treasury stock...................................................    (189,460)          --
   Payments of financing costs..................................................          --      (15,978)
   Change in notes receivable with CenterPoint, net.............................    (381,854)     381,854
   Contributions from CenterPoint...............................................       9,441           --
   Other, net...................................................................          --       13,593
                                                                                 -----------  -----------
          Net cash provided by financing activities.............................   1,134,201    4,645,469
                                                                                 -----------  -----------
Net Increase in Cash and Cash Equivalents.......................................       1,262      655,704
Cash and Cash Equivalents at Beginning of Year..................................          --        1,262
                                                                                 -----------  -----------
Cash and Cash Equivalents at End of Year........................................ $     1,262  $   656,966
                                                                                 ===========  ===========
Supplemental Disclosure of Cash Flow Information:
   Cash Payments:
       Interest................................................................. $    11,150  $    84,267
       Income taxes paid (income tax refunds received, net).....................      32,729      (32,737)

    See Notes to the Condensed Financial Statements and Reliant Resources'
                       Consolidated Financial Statements

                                     III-3

                            RELIANT RESOURCES, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

   These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Reliant Resources' subsidiaries exceed 25% of the consolidated net assets of Reliant Resources. This information should be read in conjunction with the Reliant Resources and subsidiaries consolidated financial statements included elsewhere in this filing.

   Reliant Resources, a Delaware corporation, was incorporated in August 2000 with 1,000 shares of common stock, which were owned by Reliant Energy. Effective December 31, 2000, Reliant Energy consolidated its unregulated operations under Reliant Resources (Consolidation). A subsidiary of CenterPoint, RERC Corp., transferred some of its subsidiaries, including its trading and marketing subsidiaries, to Reliant Resources. In connection with the transfer from RERC Corp., Reliant Resources paid $94 million to RERC Corp. Also effective December 31, 2000, CenterPoint transferred its wholesale power generation businesses, its unregulated retail electric operations, its communications business and most of its other unregulated businesses to Reliant Resources. In accordance with accounting principles generally accepted in the United States of America, the transfers from RERC Corp. and CenterPoint were accounted for as a reorganization of entities under common control. In addition, corporate support and executive officers transferred to Reliant Resources on January 1, 2001. As such, condensed financial information has not been presented for Reliant Resources for 2000.

   Reliant Resources' 100% investments in its subsidiaries have been recorded using the equity basis of accounting in the accompanying condensed parent company financial statements. The condensed statements of operations and statements of cash flows are presented for 2001 and 2002.

(2)  CERTAIN RELATED PARTY TRANSACTIONS

(a) Income Taxes

   Prior to October 1, 2002, Reliant Resources was included in the consolidated federal income tax returns of CenterPoint and calculated its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint. Prior to October 1, 2002, current federal income taxes were payable to or receivable from CenterPoint. Subsequent to September 30, 2002, Reliant Resources will file a separate federal income tax return. As of October 1, 2002, Reliant Resources entered into a tax sharing agreement with certain of its subsidiaries. Pursuant to the tax sharing agreement, Reliant Resources pays all federal income taxes on behalf of its subsidiaries included in the consolidated tax group and is entitled to any related tax refunds. The difference between Reliant Resources' current federal income tax expense or benefit, as calculated on a separate return basis, and related amounts payable to/receivable from the Internal Revenue Service is reflected as an increase/decrease to the investments in subsidiaries account and is reflected on the subsidiaries' books as adjustments to their equity. During 2002, Reliant Resources made equity contributions to its subsidiaries for deemed distributions related to current federal income taxes of $64 million.

(b) Allocations of General, Administrative and Depreciation Costs and Cash Management Function

   Certain general, administrative and depreciation costs are allocated from Reliant Resources to its subsidiaries. For 2001 and 2002, these allocations were $136 million and $187 million, respectively, and are netted in the applicable line on the condensed statements of operations. The unpaid allocations are reflected as a component of current advances to and notes receivable from subsidiaries, net in the condensed balance sheets.

   Through June 30, 2002, a subsidiary of CenterPoint had established a "money fund" through which Reliant Resources could borrow or invest on a short-term basis. Also, during 2001, proceeds not utilized from the IPO

                                     III-4

                            RELIANT RESOURCES, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

were advanced to this subsidiary of CenterPoint. Reliant Resources earned interest income from CenterPoint for these short-term investments. After the IPO, Reliant Resource established a similar "money fund" or "central bank" through which its subsidiaries can borrow or invest on a short-term basis. The net amounts are included in current and long-term advances to and notes receivable from subsidiaries, net in the condensed balance sheets.

(3) RESTRICTED NET ASSETS OF SUBSIDIARIES

   Certain of Reliant Resources' subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements. The amount of restricted net assets of Reliant Resources' subsidiaries as of December 31, 2002 is approximately $3.3 billion. The restrictions are on the net assets of Orion Capital, Liberty and Channelview. Orion MidWest and Orion NY are indirect wholly-owned subsidiaries of Orion Capital.

   It is the customary practice of Reliant Resources to loan monies to and borrow monies from certain of its subsidiaries through the use of the "central bank" as described in note 2(b) above. However, there were no legally declared cash dividends or return of shareholder's equity to Reliant Resources from its subsidiaries in 2001 and 2002.

(4) BANKING OR DEBT FACILITIES

   For a discussion of Reliant Resources' banking or debt facilities, see note 9 to Reliant Resources' consolidated financial statements. Reliant Resources' debt obligations are included in the Other Operations segment data in note 9 to Reliant Resources' consolidated financial statements. See note 21(a) to Reliant Resources' consolidated financial statements for a discussion of certain debt facilities, which were refinanced in March 2003.

   Maturities of Reliant Resources' debt obligations outstanding as of December 31, 2002, under the refinanced debt facilities were as follows (in millions):

                                2003..... $  350
                                2004.....     --
                                2005.....     --
                                2006.....    500
                                2007.....  3,416
                                          ------
                                   Total. $4,266
                                          ======

   As discussed in note 21(a) to Reliant Resources' consolidated financial statements, in connection with the refinancing in March 2003, we were required to make a prepayment of $350 million under the senior revolving credit facility. As such, this amount is classified as current in the condensed balance sheet. This prepayment was made from cash on hand and is available to be reborrowed under the senior revolving credit facility.

(5) COMMITMENTS AND CONTINGENCIES

   For a discussion of Reliant Resources' commitments and contingencies, see note 14 to Reliant Resources' consolidated financial statements.

                                     III-5

                            RELIANT RESOURCES, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)


(a) Guarantees

   Reliant Resources has issued guarantees in conjunction with certain performance agreements and commodity and derivative contracts and other contracts that provide financial assurance to third parties on behalf of a subsidiary or an unconsolidated third-party. The guarantees on behalf of subsidiaries are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary's intended commercial purposes.

   The following table details Reliant Resources' various guarantees, including the maximum potential amounts of future payments, assets held as collateral and the carrying amount of the liabilities recorded on the balance sheet, if applicable, as of December 31, 2002:

                                                                       Maximum
                                                                      Potential            Carrying Amount
                                                                       Amount     Assets    of Liability
                                                                      of Future  Held as     Recorded on
Type of Guarantee                                                     Payments  Collateral  Balance Sheet
-----------------                                                     --------- ---------- ---------------
                                                                                 (in millions)
Trading and hedging obligations (1)..................................  $5,012      $ --         $ --
Guarantees under construction agency agreements (2)..................   1,325        --           --
Payment and performance obligations under power purchase agreements
  for power generation assets and renewables (3).....................     339        --           --
Payment and performance obligations under service contracts (4)......     101        --           --
Non-qualified benefits of CenterPoint's retirees (5).................      58        --           --
Sale of electricity to large commercial, industrial and institutional
  customers (6)......................................................      48        --           --
                                                                       ------      ----         ----
   Total Guarantees..................................................  $6,883      $ --         $ --
                                                                       ======      ====         ====

--------
(1) Reliant Resources has guaranteed the performance of certain of its wholly-owned subsidiaries' trading and hedging obligations. These guarantees were provided to counterparties in order to facilitate physical and financial agreements in electricity, gas, oil, transportation and related commodities and services. These guarantees have varying expiration dates. The fair values of the underlying transactions are included in Reliant Resources' subsidiaries' balance sheets.
(2) See note 14(b) to Reliant Resources' consolidated financial statements for discussion of Reliant Resources' guarantees under the construction agency agreements. These guarantees were terminated in March 2003; see note 21(a) to Reliant Resources' consolidated financial statements.
(3) Reliant Resources has guaranteed the payment and performance obligations of certain wholly-owned subsidiaries arising under certain power purchase agreements. These guarantees have varying expiration dates through 2012.
(4) Reliant Resources has guaranteed the payment obligations of certain wholly-owned subsidiaries arising under long-term service agreements for certain facilities. These guarantees expire over varying years through 2017.
(5) Reliant Resources has guaranteed, in the event CenterPoint becomes insolvent, certain non-qualified benefits of CenterPoint's and its subsidiaries' existing retirees at the Distribution. See note 4(a) to Reliant Resources' consolidated financial statements.
(6) Reliant Resources has guaranteed commodity related payments for certain wholly-owned subsidiaries' sale of electricity to large commercial, industrial and institutional customers to facilitate the physical and financial transactions of electricity services. These guarantees expire on various dates through December 31, 2003.

                                     III-6

                            RELIANT RESOURCES, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)


   Unless otherwise noted, failure by the primary obligor to perform under the terms of the various agreements and contracts guaranteed may result in the beneficiary requesting immediate payment from Reliant Resources. To the extent liabilities exist under the various agreements and contracts that Reliant Resources guarantees, such liabilities are recorded in Reliant Resources' subsidiaries' balance sheets at December 31, 2002. Management believes the likelihood that Reliant Resources would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

   Reliant Resources has entered into contracts that include indemnification provisions as a routine part of its business activities. Examples of these contracts include asset purchase and sale agreements, lease agreements, procurement agreements and certain debt agreements. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract and/or against third party liabilities. In the case of debt agreements, Reliant Resources generally indemnifies against liabilities that arise from the preparation, administration or enforcement of the agreement. Under the indemnifications, the maximum potential amount is not estimable given that the magnitude of any claims under the indemnifications would be a function of the extent of damages actually incurred, which is not practicable to estimate unless and until the event occurs. Management believes the likelihood of making any material payments under these provisions is remote. For additional discussion of certain indemnifications by Reliant Resources, see notes 4(a) and 14(h) to Reliant Resources' consolidated financial statements.

(b) Leases

   Reliant Resources has entered into various long-term non-cancelable operating leases, such as rental agreements for building space, including the office space lease discussed in note 14(a) to Reliant Resources' consolidated financial statements, data processing equipment and other agreements. The following table sets forth information concerning these cash obligations as of December 31, 2002 (in millions):

                              2003........... $ 21
                              2004...........   20
                              2005...........   17
                              2006...........   17
                              2007...........   17
                              2008 and beyond  203
                                              ----
                                 Total....... $295
                                              ====

                                     III-7

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

                                     III-8

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

                                     III-9

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

                                    III-10

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

                                    III-11

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

                                    III-12

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

                                    III-13

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

                                    III-14

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

                                    III-15

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

                                    III-16

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

                                    III-17

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

                                    III-18

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

                                    III-19

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

                                    III-20

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

                                    III-21

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

ITEM 10.  Directors and Executive Officers.

   The information called for by Item 10, to the extent not set forth in "Executive Officers" in Item 1, will be set forth in the definitive proxy statement relating to our 2003 annual meeting of stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K/A.

ITEM 11.  Executive Compensation.

   The information called for by Item 11 will be set forth in the definitive proxy statement relating to our 2003 annual meeting of stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

   The information called for by Item 12 will be set forth in the definitive proxy statement relating to our 2003 annual meeting of stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K/A.

ITEM 13.  Certain Relationships and Related Transactions.

   The information called for by Item 12 will be set forth in the definitive proxy statement relating to our 2003 annual meeting of stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K/A.

ITEM 14.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

   Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of a date, the evaluation date, within 90 days prior to the filing date of our Form 10-K/A. Based on such evaluation, such officers have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

Changes in Internal Controls

   Since the evaluation date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                                    III-22

                                    PART IV

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

   (a)(2)  Financial Statement Schedules.

Schedule I--Condensed Financial Information of Reliant Resources, Inc.
   Condensed Statements of Operations for the Years Ended December 31, 2001
     and 2002...................................................................... III-1
   Condensed Balance Sheets as of December 31, 2001 and 2002....................... III-2
   Condensed Statements of Cash Flows for the Years Ended December 31, 2001
     and 2002...................................................................... III-3
   Notes to Condensed Financial Statements......................................... III-4
Schedule II--Reliant Resources, Inc. and Subsidiaries--Reserves for the Three Years
  Ended December 31, 2002.......................................................... III-8

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

Independent Auditors' Report.................................................  III-9
Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000 III-10
Balance Sheets as of December 31, 2002 and 2001.............................. III-11
Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and
  2000....................................................................... III-12
Statements of Members' Equity and Comprehensive Income (Loss) for the Years
  Ended December 31, 2002, 2001 and 2000..................................... III-13
Notes to Financial Statements................................................ III-14

   (a)(3)  Exhibits

   See Index of Exhibits, which index also include the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K/A by Item 601(b)(10)(iii) of Regulation S-K.

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

  . Current Report on Form 8-K dated October 29, 2002, as filed with the SEC on October 29, 2002 (Items 5, 7 and 9).

  . Current Report on Form 8-K dated November 11, 2002, as filed with the SEC on November 12, 2002 (Items 5 and 7).

  . Current Report on Form 8-K dated November 13, 2002, as filed with the SEC on November 21, 2002 (Items 5 and 7).

  . Current Report on Form 8-K dated November 25, 2002, as filed with the SEC on November 25, 2002 (Items 7 and 9).

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   RELIANT RESOURCES, INC.
                                                        (Registrant)

                                              By:      /S/  JOEL V. STAFF
                                                  -----------------------------
                                                          Joel V. Staff
                                                  Chairman and Chief Executive
                                                             Officer
                                                         April 30, 2003

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

Date: April 30, 2003                    /s/  JOEL V. STAFF
                               ------------------------------------
                                          Joel V. Staff
                               Chairman and Chief Executive Officer

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

Date: April 30, 2003                           /s/  MARK M. JACOBS
                               ----------------------------------------
                                                  Mark M. Jacobs
                               Executive Vice President and Chief Financial Officer

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

 +4.3   Warrant Agreement, dated as of March 28,
        2003, by Reliant Resources, Inc., for the benefit of the holders from time to time.

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

+10.42  Amended and Restated Credit and Guaranty
        Agreement, dated as of March 28, 2003,
        among (i) Reliant Resources, Inc., as a
        Borrower and Guarantor; (ii) the other Credit
        Parties referred to therein, as Borrowers and/or
        Guarantors; (iii) the Lenders referred to therein; (iv) Bank of America, N.A., as administrative agent for the Lenders, as Collateral Agent and as an Issuing Bank; (v)
        Barclays Bank PLC and Deutsche Bank AG,
        New York Branch, as syndication agents for the Lenders; (vi) Citicorp USA, Inc., as
        Tranche A Agent; and (vii) Citibank, N.A., as
        Tranche A Collateral Agent.

  21.1  Subsidiaries of Reliant Resources, Inc.          Reliant Resources, Inc.'s Annual        1-16455      21.1
                                                         Report on Form 10-K for the year
                                                         ended December 31, 2001

 +23.1  Consent of Deloitte & Touche LLP

                                                                                          SEC File or
Exhibit                                                                                   Registration  Exhibit
Number                Document Description               Report or Registration Statement    Number    Reference
-------               --------------------               -------------------------------- ------------ ---------

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