Form 10-K/A
period 2002-12-31
RELIANT RESOURCES INC
filed 2003-05-01
CIK 1126294

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

                                              PART IV
ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................   IV-1

          Cautionary Statement Regarding Forward-Looking Information

   This Form 10-K/A includes statements concerning expectations, assumptions, beliefs, plans, projections, objectives, goals, strategies and future events or performance that are intended as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify our forward-looking statements by the words "anticipates," "believes," "continue," "could," "estimates," "expects," "forecast," "goal," "intends," "may," "objective," "plans," "potential," "predicts," "projection," "should," "will" and similar words.

   We have based our forward-looking statements on management's beliefs and assumptions based on information available at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events and performance may and often do vary materially from actual results. Therefore, actual results may differ materially from those expressed or implied by our forward-looking statements. For more information regarding the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in Item 7 of this Form 10-K/A.

   You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                               Glossary of Terms

   In this Form 10-K/A, "Reliant Resources" refers to Reliant Resources, Inc., and "we," "us" and "our" refer to Reliant Resources, Inc. and its subsidiaries, unless we specify or the context indicates otherwise. In addition, the following terms are used in this Form 10-K/A:

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

NYISO.......... New York Independent System Operator.
NY Market...... the wholesale electric market operated by NYISO.
Orion Capital.. Orion Power Capital, LLC.
Orion MidWest.. Orion Power MidWest, L.P.
Orion NY....... Orion Power New York, L.P.
Orion Power.... Orion Power Holdings, Inc., one of our subsidiaries that we acquired in
                February 2002.
OTC............ over-the-counter market.
PGET........... PG&E Energy Trading-Power, L.P.
PJM............ PJM Interconnection, LLC.
PJM Market..... the wholesale electric market operated by PJM regional transmission organization in all or part of Delaware, the District of Columbia,
                Maryland, New Jersey and Virginia.
PJM West Market the wholesale electric market operated by PJM in the Midwest.
Protocols...... structure, agreements, tariffs, rules, regulations, mechanisms and requirements that govern rates, terms and conditions for electricity services.
PUCT........... Public Utility Commission of Texas.
PUHCA.......... Public Utility Holding Company Act of 1935.
QSPE........... qualified special purpose entity.
REDB........... Reliant Energy Desert Basin, LLC, one of our subsidiaries.
Reliant Energy. Reliant Energy, Incorporated and its subsidiaries.
REMA........... Reliant Energy Mid-Atlantic Power Holdings, LLC, one of our
                subsidiaries, and its subsidiaries.
REPG........... Reliant Energy Power Generation, Inc., one of our subsidiaries.
REPGB.......... Reliant Energy Power Generation Benelux, N.V., one of our
                subsidiaries.
RERC Corp...... Reliant Energy Resources Corp.
RTO............ regional transmission organizations.
RTO West....... the FERC approved RTO for Idaho, Montana, Nevada, Oregon, Utah and Washington.
SEC............ Securities and Exchange Commission.
SeTrans RTO.... the FERC approved RTO for all or parts of Georgia, Alabama,
                Louisiana, Mississippi, Arkansas and eastern Texas.
SMD............ the standard market design for the wholesale electric market proposed by the FERC.
SFAS........... Statement of Financial Accounting Standards.
SFAS No. 5..... SFAS No. 5, "Accounting for Contingencies."
SFAS No. 87.... SFAS No. 87, "Employers' Accounting for Pensions."
SFAS No. 106... SFAS No. 106, "Employers' Accounting for Postretirement Benefits
                Other Than Pensions."
SFAS No. 115... SFAS No. 115, "Accounting for Certain Investments in Debt and
                Equity Securities."
SFAS No. 123... SFAS No. 123, "Accounting for Stock Based Compensation."
SFAS No. 133... SFAS No. 133, "Accounting for Derivative Instruments and Hedging
                Activities," as amended.
SFAS No. 140... SFAS No. 140, "Accounting for Transfers and Servicing of Financial
                Assets and Extinguishments of Liabilities."
SFAS No. 141... SFAS No. 141, "Business Combinations."
SFAS No. 142... SFAS No. 142, "Goodwill and Other Intangible Assets."
SFAS No. 143... SFAS No. 143, "Accounting for Asset Retirement Obligations."

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

   For information about the revenues, operating income, assets and other financial information relating to our business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Earnings Before Interest and Income Taxes by Segment" in Item 7 of this Form 10-K/A and note 20 to our consolidated financial statements. For information about the risks and uncertainties relating to our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in Item 7 of this Form 10-K/A.

   Our website address is www.reliant.com. The information on our website is not incorporated into this Form 10-K/A. A copy of this Form 10-K/A will be available on our website. You may request a copy of this Form 10-K/A, at no cost, by writing or telephoning us at 713-497-7000. Our executive offices are located at 1111 Louisiana Street, Houston, Texas 77002.

Formation, IPO and Distribution

   In June 1999, the Texas legislature adopted an electric restructuring law that amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition with respect to all customer classes beginning in January 2002. In response to this legislation, CenterPoint, formerly Reliant Energy, adopted a business separation plan in order to separate its regulated and unregulated operations. Under the business separation plan, we were incorporated in Delaware in August 2000, and CenterPoint transferred substantially all of its unregulated businesses to us. We completed an IPO of approximately 20% of our common stock in May 2001 and received net proceeds from our IPO of $1.7 billion. We used $147 million of the net proceeds of our IPO to repay certain indebtedness that we owed to CenterPoint. We used the remainder of the net proceeds of our IPO for repayment of third party borrowings, capital expenditures, repurchases of our common stock and general corporate purposes. In September 2002, the Distribution was completed and, as a result, we are no longer a subsidiary of CenterPoint. For additional information regarding our IPO, see notes 1 and 10(a) to our consolidated financial statements. For additional information regarding agreements and transactions between us and CenterPoint, see "Management's Discussion and Analysis of Financial Condition and Results of Operations --Related-Party Transactions" in Item 7 of this Form 10-K/A and notes 3 and 4 to our consolidated financial statements.

Orion Power Acquisition

   In February 2002, we acquired all of the outstanding common stock of Orion Power for $2.9 billion and assumed debt obligations of $2.4 billion. Orion Power is an independent electric power generating company with a diversified portfolio of generating assets, both geographically across the states of New York, Pennsylvania, Ohio and West Virginia, and by fuel type, including gas, oil, coal and hydro. The Orion Power facilities constitute our New York regional portfolio and the majority of our Midwest regional portfolio. For additional information regarding our acquisition of Orion Power and its operations, see "--Wholesale Energy--New York Region" and "--Midwest Region," in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in Item 7 of this Form 10-K/A and note 5(a) to our consolidated financial statements.

Disposition of European Energy Operations

   In February 2003, we signed a share purchase agreement to sell our European energy operations to Nuon. Upon consummation of the sale, we expect to receive cash proceeds from the sale of approximately $1.2 billion (Euro 1.1 billion). As additional consideration for the sale, we will also receive 90% of the dividends and other distributions in excess of approximately $115 million (Euro 110 million) paid by NEA to REPGB following the consummation of the sale. The purchase price payable at closing assumes that our European energy operations will have, on the sale consummation date, net cash of at least $121 million (Euro 115 million). If the amount of net cash is less on such date, the purchase price will be reduced accordingly. The sale is subject to the approval of the Dutch and German competition authorities. We anticipate that the consummation of sale will occur in the summer of 2003. For further information regarding the disposition of our European energy operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in Item 7 of the Form 10-K/A and note 21(b) to our consolidated financial statements.

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

   For information about the risks and uncertainties relating to our retail energy segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Related to Our Retail Energy Operations" in Item 7 of this Form 10-K/A.

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

   The PUCT's regulations allow an affiliated retail electric provider to adjust the price to beat based on the wholesale energy supply cost component or "fuel factor" included in its price to beat. The PUCT's current regulations allow us to request an adjustment of our fuel factor based on the percentage change in the forward price of natural gas or as a result of changes in the price of purchased energy up to two times a year. In a purchased energy request, we may adjust the fuel factor to the extent necessary to restore the amount of headroom that existed at the time the initial price to beat fuel factor was set by the PUCT. During 2002, we requested, and the PUCT approved two such adjustments to our price to beat fuel factor. In January 2003, we requested, and the PUCT approved in March 2003, an increase of our price to beat fuel factor. We cannot estimate with any certainty the magnitude and timing of future adjustments required, if any, or the impact of such adjustments on our headroom. To the extent that a requested adjustment is not received on a timely basis, our results of operations, financial condition and cash flows may be adversely affected. For additional information regarding adjustments to our price to beat fuel factor, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--EBIT by Business Segment" in Item 7 of this Form 10-K/A.

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

Competition

   For information regarding competitive factors affecting our retail energy segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Risks Related to Our Retail Energy Operations" in Item 7 of this Form 10-K/A.

                               Wholesale Energy

   Our wholesale energy segment provides energy and energy services with a focus on the competitive wholesale segment of the United States energy industry. We have built a portfolio of electric power generation facilities, through a combination of acquisitions and development, that are not subject to traditional cost-based regulation; therefore, we can generally sell electricity at prices determined by the market, subject to regulatory limitations. We trade and market electricity, natural gas, natural gas transportation capacity and other energy-related commodities. We also optimize our physical assets and provide risk management services for our asset portfolio. In March 2003, we decided to exit our proprietary trading activities and liquidate, to the extent practicable, our proprietary positions. Although we are exiting the proprietary trading business, we have existing positions, which will be closed as economically feasible or in accordance with their terms. We will continue to engage in hedging activities related to our electric generating facilities, pipeline storage positions and fuel positions. For information about the risks and uncertainties relating to our wholesale energy segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Related to Our Wholesale Energy Operations " in Item 7 of this Form 10-K/A.

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

   For additional information on the NY Market, see "Business--Mid-Atlantic Region--Market Framework" in Item 1 of this Form 10-K/A.

Midwest Region

   Facilities. We own 10 operating electric power generation facilities with an aggregate net generating capacity of 5,052 MW located in Illinois, Ohio, Pennsylvania and West Virginia. The generating capacity of these facilities consists of approximately 57% of base-load, 6% of intermediate and 37% of peaking capacity.

   Market Framework. We generally sell the electric energy, capacity and ancillary services generated and/or provided by our Midwest region portfolio into the PJM West Market, the ECAR Market and the MAIN Market. These markets include all or portions of Illinois, Wisconsin, Missouri, Indiana, Ohio, Michigan, Virginia, West Virginia, Tennessee, Maryland and Pennsylvania. The
PJM West Market operates as part of the PJM centralized power pool with open-access, non-discriminatory transmission system administered by an independent system operator approved by the FERC that is responsible for, among other things, maintaining competitive wholesale markets, operating the spot wholesale energy market and determining the market clearing price. For additional information on the PJM Market and the PJM West Market, see "Business--Mid-Atlantic Region--Market Framework" in Item 1 of this Form 10-K/A.

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

   For additional information regarding SMD, see "Business--Wholesale Energy--Regulatory" in Item 1 of this Form 10-K/A.

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

Long-term Purchase and Sale Agreements

   In the ordinary course of business, and as part of our hedging strategy, we enter into long-term sales arrangements for electric energy, capacity and ancillary services, as well as long-term purchase arrangements. For information regarding our long-term fuel supply contracts, purchase power and electric capacity contracts and commitments, electric energy and electric sale contracts and tolling arrangements, see notes 14(f), 14(k) and 14(l) to our consolidated financial statements. For information regarding our hedging strategy relating to such long-term commitments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Related to Our Wholesale Energy Operations" in Item 7 of this Form 10-K/A.

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

   Physical power and services from our assets portfolios are sold in real-time, hour-ahead, day-ahead, or multi-month or multi-year term markets. For purposes of supplying our generation, we purchase fuel from a variety of suppliers under daily, monthly and term, variable-load and base-load contracts that include either market-based or fixed pricing provisions. We use derivative instruments to execute these transactions. For additional information regarding our financial exposure to derivative instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Related to Our Businesses Generally" in Item 7 of this Form 10-K/A and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K/A.

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

   Risk Management Controls. For information regarding our risk management structure and policies relating to our trading and marketing operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trading and Marketing Operations" in Item 7 of this Form 10-K/A and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K/A.

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

Competition

   For a discussion of competitive factors affecting our wholesale energy segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Related to Our Wholesale Energy Operations" in Item 7 of this Form 10-K/A.

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

Competition

   For a discussion of competitive factors affecting our European energy segment, see "Management's Discussion and Analysis of Financial Condition and Operations--Risk Factors--Risks Related to Our European Energy Operations" in
Item 7 of this Form 10-K/A.

                               Other Operations

   Our other operations business segment includes the following:

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

   In addition to our corporate office space, we lease or own various real property and facilities relating to our generation assets and development activities. Our principal generation facilities are generally described under "Our Business--Wholesale Energy" and "Our Business--European Energy" in Item 1 of this Form 10-K/A. We believe we have satisfactory title to our facilities in accordance with standards generally accepted in the electric power industry, subject to exceptions, which, in our opinion, would not have a material adverse effect on the use or value of the facilities.

Retail Energy

   For information regarding the properties of our retail energy segment, see "Our Business--Retail Energy" in Item 1 of this Form 10-K/A.

Wholesale Energy

   For information regarding the properties of our wholesale energy segment, see "Our Business--Wholesale Energy" in Item 1 of this Form 10-K/A.

European Energy

   For information regarding the properties of our European energy segment, see "Our Business--European Energy" in Item 1 of this Form 10-K/A.

Other Operations

   For information regarding the properties of our other operations segment, see "Our Business--Other Operations" in Item 1 of this Form 10-K/A.

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

ITEM 6.  Selected Financial Data.

   The following tables present our selected consolidated financial data for 1998 through 2002. The financial data for 1998, 1999 and 2000 are derived from the consolidated historical financial statements of CenterPoint. The data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our historical consolidated financial statements and the notes to those statements included in this Form 10-K/A. The historical financial information may not be indicative of our future performance and does not reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

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

   The financial information for the year ended December 31, 2000 discussed in this Item 7 is derived from the consolidated historical financial statements of CenterPoint, which include the results of operations for all of CenterPoint's businesses, including those businesses which we do not own. Therefore, in order to prepare our financial statements for 2000, contained in this Form 10-K/A and discussed in this Item 7, we carved out the results of operations of the businesses that we own from CenterPoint's consolidated historical financial statements. Accordingly, the results of operations discussed in this Item 7 for such years include only revenues and costs directly attributable to the businesses we own and operate. Some of these costs are for facilities and services provided by CenterPoint and for which our operations have historically been charged based on usage or other allocation factors. We believe these allocations are reasonable, but they are not necessarily indicative of the expenses that would have resulted if we had actually operated independently of CenterPoint. We may experience changes in our cost structure, funding and operations as a result of our separation from CenterPoint, including increased costs associated with reduced economies of scale, and increased costs associated with being a publicly traded, independent company. We cannot predict, with any certainty, the actual amount of increased costs we may incur, if any.

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

   In October 2002, the EITF rescinded EITF No. 98-10. For further discussion of the impact on our consolidated financial statements, see "--EBIT by Business Segment--Retail Energy" and "EBIT by Business Segment--Wholesale Energy" in
Item 7 of this Form 10-K/A and notes 2(t) and 7 to our consolidated financial statements.

   For additional information regarding the types of contracts and activities of our trading and marketing operations, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K/A and note 7 to our consolidated financial statements.

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

   The fair values in the above table are subject to significant changes based on fluctuating market prices and conditions. Changes in the assets and liabilities from trading, marketing, power origination and price risk management services result primarily from changes in the valuation of the portfolio of contracts, newly originated transactions and the timing of settlements. The most significant parameters impacting the value of our portfolio of contracts include natural gas and power forward market prices, volatility and credit risk. For the retail energy segment sales discussed above, significant variables affecting contract values also include the variability in electricity consumption patterns due to weather and operational uncertainties (within contract parameters). Market prices assume a normal functioning market with an adequate number of buyers and sellers providing market liquidity. Insufficient market liquidity could significantly affect the values that could be obtained for these contracts, as well as the costs at which these contracts could be hedged. Please read "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K/A for further discussion and measurement of the market exposure in the trading and marketing businesses and discussion of credit risk management.

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

   We seek to monitor and control our trading risk exposures through a variety of processes and committees. For additional information, see "Quantitative and Qualitative Disclosures About Market Risk--Risk Management Structure" in Item 7A of this Form 10-K/A.

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

                                 Risk Factors

   Set forth below, elsewhere in the Form 10-K/A and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by our forward-looking statements contained in the Form 10-K/A.

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

   We are dependent on transmission and distribution utilities for maintenance of the infrastructure through which we deliver electricity to our retail customers. Any infrastructure failure that interrupts or impairs delivery of electricity to our customers could negatively impact the satisfaction of our customers with our service and could have a material adverse effect on our results of operations, financial condition and cash flow. Additionally, we are dependent on the transmission and distribution utilities for performing service initiations and changes, and for reading our customers' energy meters. We are required to rely on the transmission and distribution utility or, in some cases, the ERCOT ISO, to provide us with our customers' information regarding energy usage, and we may be limited in our ability to confirm the accuracy of the information. The provision of inaccurate information or delayed provision of such information by the transmission and distribution utilities or the ERCOT ISO could have a material adverse effect on our business, results of operations, financial condition and cash flow. In addition, any operational problems with our new systems and processes could similarly have a material adverse effect on our business, results of operations, financial condition and cash flow. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Retail Energy" in
Item 7 of this Form 10-K/A.

The ERCOT ISO has experienced a number of problems with its information systems since the advent of competition in the Texas market that have resulted in delays in switching customers and receiving final settlement information for customer accounts. While performance is improving, if these problems do not continue to improve, our operating results may be adversely affected.

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

   The ERCOT ISO is also responsible for handling, scheduling and settlement for all electricity supply volumes in the ERCOT Region. The ERCOT ISO plays a vital role in the collection and dissemination of metering data from the transmission and distribution utilities to the retail electric providers. We and other retail electric providers schedule volumes based on forecasts, which are based, in part, on information supplied by the ERCOT ISO. For additional information regarding settlement issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Retail Energy" in
Item 7 of this Form 10-K/A.

Risks Related to Our Wholesale Energy Operations

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

   Our wholesale energy segment is subject to extensive environmental regulation by federal, state and local authorities. We are required to comply with numerous environmental laws and regulations, and to obtain numerous governmental permits, in operating our facilities, a number of which are coal-fired and subject to particularly intense regulatory oversight. We may incur significant additional costs to comply with these requirements. If we fail to comply with these requirements, we could be subject to civil or criminal liability and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions. If any of these events occur, our business, results of operations and financial condition and cash flows could be materially adversely affected. For more information regarding compliance with environmental laws, see "Business--Environmental Matters" in Item 1 of this Form 10-K/A.

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

   For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trading and Marketing Operations," "Quantitative and Qualitative Disclosures About Market Risk" in
Item 7A of this Form 10-K/A and note 7 to our consolidated financial statements.

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

   Our March 2003 credit facilities restrict our ability to take specific actions in planning for and responding to changes in our business without the consent of our lenders, even if such actions may be in our best interest. Our March 2003 credit facilities also require us to maintain specified financial ratios and meet specific financial tests. For more information regarding these restrictions, see "Management's Discussion and Analysis of Financial Condition and Result of Operations--Liquidity and Capital Resources--Consolidated Future Uses and Sources of Cash and Certain Factors Impacting Future Uses and Sources of Cash" in Item 7 of this Form 10-K/A and notes 9 and 21(a) to our consolidated financial statements.

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

   Our credit rating has been downgraded to below investment grade. The downgrading of our credit rating has limited, and will likely continue to limit, our ability to refinance our debt obligations and access the capital markets. A number of our commercial contracts and guarantees associated with our asset optimization and risk management operations require us to satisfy collateral margin requirements that vary depending on energy market prices and contract prices. In addition, certain of our contracts with commercial, industrial and institutional electricity customers give the customer the right to terminate the contract based on our receiving a below-investment-grade credit rating from certain ratings agencies. Through March 28, 2003, we have not experienced any contract terminations in our retail energy segment as a result of downgrades of our credit ratings to below investment grade. As a result of the downgrading of our credit rating, we may not be able to satisfy future collateral margin requirements under these contracts and guarantees. For information regarding our current credit ratings by the major credit agencies and related future adverse impacts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Consolidated Future Uses and Sources of Cash and Certain Factors Impacting Future Uses and Sources of Cash" in Item 7 of this Form 10-K/A.

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

   The historical financial information relating to periods prior to the Distribution that we have included in this Form 10-K/A does not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been a separate, stand-alone entity during such periods. Our costs and expenses during such periods reflect charges from CenterPoint for centralized corporate services and infrastructure costs. These allocations have been determined based on assumptions that we and CenterPoint considered to be reasonable under the circumstances. This historical financial information is not necessarily indicative of what our results of operations, financial condition and cash flows will be in the future. We may experience significant changes in our cost structure, funding and operations as a result of our separation from CenterPoint, including increased costs associated with reduced economies of scale, and increased costs associated with being a publicly traded, stand-alone company.

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

   For our European operations, as of March 20, 2003, we have posted cash collateral and letters of credit in the amount of $49 million and $55 million, respectively, to support commercial operations. Of these letters of credit, $37 million are drawn under uncommitted banking arrangements. Additionally, we have posted letters of credit of $363 million under a separate facility to support cross border lease transactions. Based on current commodity prices, we estimate that as of March 20, 2003, we could be required to post additional collateral of up to $7 million related to our European operations. This estimate could increase based on changes to commodity prices. Factors which could lead to an increase in our actual posting of collateral include adverse changes in our industry or negative reactions to additional credit rating downgrades or the secured nature of the refinancing of our debt facilities. As of March 20, 2003, we had $86 million in unrestricted available cash and cash equivalents and $178 million available under committed European facilities to support European operations. These amounts are currently available to meet working capital needs and possible future requirements for credit support related to our European commercial obligations.

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

   We value our trading and marketing assets and liabilities based on (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods. For further discussion of these various valuation techniques and the types of contracts included within each, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trading and Marketing Operations" within Item 7 of this Form 10-K/A. Our pricing methodologies based on models and other valuation methods include, but are not limited to, extrapolation of forward pricing curves using historically reported data from illiquid pricing points. These same pricing techniques are used to evaluate a contract prior to taking a position. Other factors affecting our estimates of fair values include valuation adjustments relating to time value, the volatility of the underlying commitment, the cost of administering future obligations under existing contracts, and the credit risk of counterparties. Volatility valuation adjustments are calculated by utilizing observed market price volatility and represent the estimated impact on fair values resulting from potential fluctuations in current prices. Credit adjustments are based on estimated defaults by counterparties and are calculated using historical default ratings for corporate bonds for companies with similar credit ratings.

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

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trading and Marketing Operations" in Item 7 and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K/A for further discussion and measurement of the market exposure in the trading and marketing businesses.

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

  Retail Energy Segment Cost of Sales Recognition.

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

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations--EBIT by Business Segment--Retail Energy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Related to Our Retail Energy Operations" in Item 7 of this
Form 10-K/A for further discussion regarding our risks associated with information received from the ERCOT ISO.

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

   Given our current credit and liquidity situation and other factors, we have reduced the level of our marketing and hedging activities, which could result in greater volatility in future earnings. Additionally, the reduction in market liquidity may impair the effectiveness of our risk management procedures and hedging strategies. These and other factors may adversely impact our results of operations, financial condition and cash flows. For further discussion of our current liquidity situation and related impacts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this Form 10-K/A.

   For information regarding our commodity price risk, see "Management Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Related to Our Wholesale Energy Operations" in Item 7 of this Form 10-K/A.

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

Non-trading Market Risk

   Commodity Price Risk. Commodity price risk is an inherent component of our electric power generation businesses because the profitability of our generation assets depends significantly on commodity prices sufficient to create margins. Prior to 2002, the majority of our non-trading commodity price risk was related to our electric power generation businesses. Prior to the energy delivery period, we attempt to hedge, in part, the economics of our electric power facilities by selling power and purchasing equivalent fuel. Some power capacity is held in reserve and sold in the spot market. Beginning in 2002, our commodity price risk exposures related to our retail energy operations increased, as we began to provide retail electric services to all customers of CenterPoint's electricity utility division who did not select another retail electric provider. Derivative instruments are used to mitigate exposure to variability in future cash flows from probable, anticipated future transactions attributable to a commodity risk. In this way, more certainty is provided as to the financial contribution associated with the operation of these assets and operations. For a discussion of risk factors affecting our operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in Item 7 of this Form 10-K/A.

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

   Interest Rate Risk. We have issued long-term debt and have obligations under bank facilities that subject us to the risk of loss associated with movements in market interest rates. For information regarding the impact of our March 2003 refinancing of our credit facilities on interest expense, see "Liquidity and Capital Resources--Consolidated Future Uses and Sources of Cash and Certain Factors Impacting Future Uses and Sources of Cash" in Item 7 of this Form 10-K/A.

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

   For information regarding a loss related to certain of our natural gas trading positions in the first quarter of 2003, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--EBIT by Business Segment--Wholesale Energy" in Item 7 of this Form 10-K/A.

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

  . Current Report on Form 8-K dated October 29, 2002, as filed with the SEC on October 29, 2002 (Items 5, 7 and 9).

  . Current Report on Form 8-K dated November 11, 2002, as filed with the SEC on November 12, 2002 (Items 5 and 7).

  . Current Report on Form 8-K dated November 13, 2002, as filed with the SEC on November 21, 2002 (Items 5 and 7).

  . Current Report on Form 8-K dated November 25, 2002, as filed with the SEC on November 25, 2002 (Items 7 and 9).

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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