Form 10-Q
period 2003-03-31
RELIANT RESOURCES INC
filed 2003-05-14
CIK 1126294

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                         ------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                -----      -----.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 125-2 of the Exchange Act).    Yes   X    No
                                                   -----     ----- .

As of May 13, 2003, Reliant Resources, Inc. (Reliant Resources) had 292,294,141 shares of common stock outstanding, excluding 7,509,859 shares held by the Registrant as treasury stock.

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Consolidated Operations (unaudited)
         Three Months Ended March 31, 2002 (as restated) and 2003................................................. 1

         Consolidated Balance Sheets (unaudited)
         December 31, 2002 and March 31, 2003 .................................................................... 2

         Statements of Consolidated Cash Flows (unaudited)
         Three Months Ended March 31, 2002 (as restated) and 2003................................................. 3

         Notes to Unaudited Consolidated Interim Financial Statements............................................. 4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................   42

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................   71

Item 4.  Controls and Procedures.................................................................................  74


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................   75

Item 2.  Changes in Securities and Use of Proceeds..............................................................   75

Item 5.  Exhibits and Reports on Form 8-K.......................................................................   75

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Form 10-Q includes statements concerning expectations, assumptions, beliefs, plans, projections, objectives, goals, strategies and future events or performance that are intended as "forward-looking statements." You can identify our forward-looking statements by the words "anticipates," "believes," "continue," "could," "estimates," "expects," "forecasts," "goal," "intends," "may," "objective," "plans," "potential," "predicts," "projection," "should," "will" and similar words.

         We have based our forward-looking statements on management's beliefs and assumptions based on information available at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events and performance may and often do vary materially from actual results. Therefore, actual results may differ materially from those expressed or implied by our forward-looking statements. For more information regarding the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in
Item 7 of our Form 10-K/A, which are incorporated herein by this reference.

                                     PART I.
                              FINANCIAL INFORMATION

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                   --------------------------------
                                                                                       2002               2003
                                                                                   --------------    --------------
REVENUES:                                                                           (AS RESTATED,
                                                                                    SEE NOTE 1)
  Revenues .....................................................................   $    1,606,792    $    2,633,448
  Trading margins ..............................................................           50,829           (74,062)
                                                                                   --------------    --------------
    Total ......................................................................        1,657,621         2,559,386
                                                                                   --------------    --------------
EXPENSES:
  Fuel and cost of gas sold ....................................................          162,978           375,465
  Purchased power ..............................................................        1,030,550         1,708,533
  Accrual for payment to CenterPoint Energy, Inc. ..............................               --            46,700
  Operation and maintenance ....................................................          149,552           196,633
  General, administrative and development ......................................          109,697           123,519
  Depreciation .................................................................           53,869            79,626
  Amortization .................................................................            3,668             9,461
                                                                                   --------------    --------------
    Total ......................................................................        1,510,314         2,539,937
                                                                                   --------------    --------------
OPERATING INCOME ...............................................................          147,307            19,449
                                                                                   --------------    --------------
OTHER (EXPENSE) INCOME:
  Gains from investments, net ..................................................            2,812             1,644
  Income (loss) of equity investments of unconsolidated subsidiaries ...........            3,784            (1,210)
  Other, net ...................................................................           (2,836)           (2,935)
  Interest expense .............................................................          (29,159)          (97,033)
  Interest income ..............................................................            2,023            14,142
  Interest income - affiliated companies, net ..................................            2,658                --
                                                                                   --------------    --------------
    Total other expense ........................................................          (20,718)          (85,392)
                                                                                   --------------    --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ...................          126,589           (65,943)
  Income tax expense (benefit) .................................................           45,544           (19,481)
                                                                                   --------------    --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS .......................................           81,045           (46,462)
  Income (loss) from operations of discontinued European energy operations
    (including estimated loss on disposition of $384,000 in 2003) ..............           12,046          (369,160)
  Income tax expense (benefit) .................................................           (3,085)           11,863
                                                                                   --------------    --------------
  Income (loss) from discontinued operations ...................................           15,131          (381,023)
                                                                                   --------------    --------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES ...................           96,176          (427,485)
  Cumulative effect of accounting changes, net of tax ..........................         (233,600)          (24,917)
                                                                                   --------------    --------------
NET LOSS .......................................................................   $     (137,424)   $     (452,402)
                                                                                   ==============    ==============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations .....................................   $         0.28    $        (0.16)
  Income (loss) from discontinued operations, net of tax .......................             0.05             (1.31)
                                                                                   --------------    --------------
  Income (loss) before cumulative effect of accounting changes .................             0.33             (1.47)
  Cumulative effect of accounting changes, net of tax ..........................            (0.81)            (0.08)
                                                                                   --------------    --------------
  Net loss .....................................................................   $        (0.48)   $        (1.55)
                                                                                   ==============    ==============

      See Notes to our Unaudited Consolidated Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                     DECEMBER 31, 2002      MARCH 31, 2003
                                                                                     ------------------    ----------------
                                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................................................   $        1,114,854    $        388,447
  Restricted cash ................................................................              212,595             176,909
  Accounts and notes receivable, principally customer, net .......................              929,515             850,478
  Accrued unbilled revenues for our retail customers .............................              216,291             276,975
  Notes receivable related to receivables facility ...............................              169,582              96,430
  Fuel stock and petroleum products ..............................................              162,852              96,594
  Materials and supplies .........................................................              116,730             128,418
  Trading and marketing assets ...................................................              635,851             658,672
  Non-trading derivative assets ..................................................              345,551             912,851
  Collateral for letters of credit relating to energy trading and hedging
    activities ...................................................................                   --             144,803
  Margin deposits on energy trading and hedging activities .......................              312,641             344,037
  Accumulated deferred income taxes ..............................................               58,335             153,045
  Prepayments and other current assets ...........................................              143,439             205,377
  Current assets of discontinued operations ......................................              653,267             592,458
                                                                                     ------------------    ----------------
      Total current assets .......................................................            5,071,503           5,025,494
                                                                                     ------------------    ----------------
Property, plant and equipment, gross .............................................            7,727,076           9,248,436
Accumulated depreciation .........................................................             (433,317)           (510,634)
                                                                                     ------------------    ----------------
PROPERTY, PLANT AND EQUIPMENT, NET ...............................................            7,293,759           8,737,802
                                                                                     ------------------    ----------------
OTHER ASSETS:
  Goodwill, net ..................................................................            1,540,506           1,533,089
  Other intangibles, net .........................................................              736,689             748,169
  Equity investments in unconsolidated subsidiaries ..............................              103,199              97,733
  Trading and marketing assets ...................................................              300,983             185,097
  Non-trading derivative assets ..................................................               97,014             204,906
  Accumulated deferred income taxes ..............................................                3,430               8,254
  Prepaid lease ..................................................................              200,052             212,273
  Restricted cash ................................................................                7,000              13,664
  Other ..........................................................................              206,638             370,663
  Long-term assets of discontinued operations ....................................            2,076,047           1,700,932
                                                                                     ------------------    ----------------
      Total other assets .........................................................            5,271,558           5,074,780
                                                                                     ------------------    ----------------
      TOTAL ASSETS ...............................................................   $       17,636,820    $     18,838,076
                                                                                     ==================    ================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and short-term borrowings ....................   $          819,690    $        447,828
  Accounts payable, principally trade ............................................              756,496             704,237
  Trading and marketing liabilities ..............................................              505,362             523,407
  Non-trading derivative liabilities .............................................              326,114             764,206
  Margin deposits from customers on energy trading and hedging activities ........               50,203              86,481
  Retail customer deposits .......................................................               51,750              53,465
  Accumulated deferred income taxes ..............................................               18,567              15,134
  Other ..........................................................................              280,223             250,880
  Current liabilities of discontinued operations .................................            1,084,462           1,030,804
                                                                                     ------------------    ----------------
      Total current liabilities ..................................................            3,892,867           3,876,442
                                                                                     ------------------    ----------------
OTHER LIABILITIES:
  Accumulated deferred income taxes ..............................................              403,921             440,555
  Trading and marketing liabilities ..............................................              232,140             186,559
  Non-trading derivative liabilities .............................................              162,389             225,628
  Accrual for payment to CenterPoint Energy, Inc. ................................              128,300             175,000
  Benefit obligations ............................................................              113,015             113,635
  Other ..........................................................................              294,479             323,224
  Long-term liabilities of discontinued operations ...............................              748,311             736,145
                                                                                     ------------------    ----------------
      Total other liabilities ....................................................            2,082,555           2,200,746
                                                                                     ------------------    ----------------
LONG-TERM DEBT ...................................................................            6,008,510           7,497,470
                                                                                     ------------------    ----------------
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
  Preferred stock; par value $0.001 per share (125,000,000 shares
    authorized; none outstanding) ................................................                   --                  --
  Common Stock, par value $0.001 per share (2,000,000,000 shares
    authorized; 299,804,000 issued) ..............................................                   61                  61
  Additional paid-in capital .....................................................            5,836,957           5,877,405
  Treasury stock at cost, 9,198,766 and 7,672,245 shares .........................             (158,483)           (132,191)
  Retained earnings (deficit) ....................................................                3,539            (448,863)
  Accumulated other comprehensive loss ...........................................              (67,692)            (32,994)
  Accumulated other comprehensive income (loss) from discontinued operations .....               38,506                  --
                                                                                     ------------------    ----------------
    Stockholders' equity .........................................................            5,652,888           5,263,418
                                                                                     ------------------    ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $       17,636,820    $     18,838,076
                                                                                     ==================    ================

      See Notes to our Unaudited Consolidated Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                     --------------------------------
                                                                                          2002              2003
                                                                                     --------------    --------------
                                                                                     (AS RESTATED,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 SEE NOTE 1)
  Net loss .......................................................................   $     (137,424)   $     (452,402)
  (Income) loss from operations of discontinued European energy operations
    (including estimated loss on disposition of $384,000 in 2003) ................          (15,131)          381,023
                                                                                     --------------    --------------
  Net loss from continuing operations and cumulative effect of accounting
    changes ......................................................................         (152,555)   $      (71,379)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Cumulative effect of accounting changes ......................................          233,600            24,917
    Depreciation and amortization ................................................           57,537            89,087
    Deferred income taxes ........................................................           36,552           (52,640)
    Net trading and marketing assets and liabilities .............................           20,418           (91,736)
    Net non-trading derivative assets and liabilities ............................          (10,346)            9,839
    Net amortization of contractual rights and obligations .......................               --            13,102
    Undistributed earnings of unconsolidated subsidiaries ........................           (2,285)            2,210
    Accrual for payment to CenterPoint Energy, Inc. ..............................               --            46,700
    Other, net ...................................................................          (12,454)           (9,008)
    Changes in other assets and liabilities (net of acquisitions):
      Restricted cash ............................................................          210,413            29,021
      Accounts and notes receivable and unbilled revenue, net ....................         (489,414)           (4,755)
      Accounts receivable/payable - affiliated companies, net ....................           63,794                --
      Inventory ..................................................................           13,379            52,321
      Collateral for electric generating equipment, net ..........................          130,421                --
      Collateral for letters of credit relating to energy trading and hedging
        activities ...............................................................               --          (144,803)
      Margin deposits on energy trading and hedging activities, net ..............          217,450             4,881
      Net non-trading derivative assets and liabilities ..........................          (46,926)          (29,764)
      Prepaid lease obligation ...................................................          (40,292)          (12,221)
      Other current assets .......................................................           (1,980)          (61,937)
      Other assets ...............................................................          (10,928)          (36,097)
      Accounts payable ...........................................................          147,233            (9,458)
      Taxes payable/receivable ...................................................           58,456           108,264
      Other current liabilities ..................................................          (20,799)          (33,448)
      Other liabilities ..........................................................          (39,398)          (49,362)
                                                                                     --------------    --------------
        Net cash provided by (used in) continuing operations from operating
          activities .............................................................          361,876          (226,266)
        Net cash provided by (used in) discontinued operations from operating
          activities .............................................................           33,910              (841)
                                                                                     --------------    --------------
        Net cash provided by (used in) operating activities ......................          395,786          (227,107)
                                                                                     --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...........................................................         (176,780)         (188,933)
  Business acquisitions, net of cash acquired ....................................       (2,948,821)               --
  Other, net .....................................................................              930               481
                                                                                     --------------    --------------
        Net cash used in continuing operations from investing activities .........       (3,124,671)         (188,452)
        Net cash used in discontinued operations from investing activities .......           (2,126)           (1,454)
                                                                                     --------------    --------------
        Net cash used in investing activities ....................................       (3,126,797)         (189,906)
                                                                                     --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ...................................................           13,537            94,902
  Payments of long-term debt .....................................................           (1,156)          (11,635)
  Increase (decrease) in short-term borrowings, net ..............................        2,922,348          (267,615)
  Change in notes with affiliated companies, net .................................          (43,326)               --
  Payments of financing costs ....................................................               --          (130,774)
  Other, net .....................................................................            9,439             1,912
                                                                                     --------------    --------------
        Net cash provided by (used in) continuing operations from financing
          activities .............................................................        2,900,842          (313,210)
        Net cash used in discontinued operations from financing activities .......          (40,313)             (402)
                                                                                     --------------    --------------
        Net cash provided by (used in) financing activities ......................        2,860,529          (313,612)
                                                                                     --------------    --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .....................             (666)            4,218
                                                                                     --------------    --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..........................................          128,852          (726,407)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................           97,974         1,114,854
                                                                                     --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................   $      226,826    $      388,447
                                                                                     ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
    Interest paid (net of amounts capitalized) for continuing operations .........   $       22,190    $      113,662
    Income taxes paid for continuing operations ..................................              701               944
    Income tax refunds received for continuing operations ........................               --            44,772

      See Notes to our Unaudited Consolidated Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

         In this Quarterly Report on Form 10-Q (Form 10-Q), "Reliant Resources" refers to Reliant Resources, Inc. (Reliant Resources), and "we", "us" and "our" refer to Reliant Resources, Inc. and its subsidiaries, unless we specify or the context indicates otherwise. Included in this Form 10-Q are our interim consolidated financial statements and notes (interim financial statements). The interim financial statements are unaudited, omit certain financial statement disclosures and should be read with the annual report on Form 10-K/A of Reliant Resources for the year ended December 31, 2002 filed on May 1, 2003 (Form 10-K/A).

         Reliant Energy, Incorporated (Reliant Energy) adopted a business separation plan in response to the Texas Electric Choice Plan (Texas electric restructuring law) adopted by the Texas legislature in June 1999. The Texas electric restructuring law substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition with respect to all customer classes beginning in January 2002. Under its business separation plan filed with the Public Utility Commission of Texas (PUCT), Reliant Energy transferred substantially all of its unregulated businesses to Reliant Resources in order to separate its regulated and unregulated operations. In accordance with the plan, in May 2001, Reliant Resources offered 59.8 million shares of its common stock to the public at an initial offering price of $30 per share (IPO) and received net proceeds from the IPO of $1.7 billion. For additional information regarding the IPO, see notes 3 and 10(a) to our Form 10-K/A.

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

RESTATEMENT

         Subsequent to the issuance of our financial statements for the first three quarters of 2002, we determined that we had incorrectly calculated the amount of hedge ineffectiveness for 2001 and the first three quarters of 2002 for hedging instruments entered into prior to the adoption of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). These hedging instruments included long-term forward contracts for the sale of power in the California market through December 2006. The amount of hedge ineffectiveness for these forward contracts was calculated using the trade date. However, the proper date for the hedge ineffectiveness calculation is hedge inception, which for these contracts was deemed to be January 1, 2001, concurrent with the adoption of SFAS No. 133. This restatement in accounting for hedge ineffectiveness resulted in a reduction of revenues of $1.1 million ($0.7 million after-tax) for the three months ended March 31, 2002.

         The statements of consolidated operations and cash flows for the three months ended March 31, 2002 have been restated from amounts previously reported to correctly account for the amount of hedge ineffectiveness in the first quarter of 2002. The restatement had no impact on previously reported consolidated total operating, investing and financing cash flows for the three months ended March 31, 2002. The following is a summary of the principal effects of the restatement and the revisions for changes in accounting principles and discontinued operations for the three months ended March 31, 2002: (Note - Those line items for which no change in amounts are shown were not affected by the restatement.)

                                                                           THREE MONTHS ENDED MARCH 31, 2002
                                                                   --------------------------------------------------
                                                                                   AS REVISED FOR
                                                                                     CHANGES IN
                                                                                     ACCOUNTING
                                                                                   PRINCIPLES AND
                                                                                    DISCONTINUED
                                                                                     OPERATIONS        AS PREVIOUSLY
                                                                   AS RESTATED        (1)(2)(3)         REPORTED (4)
                                                                   ------------    ----------------    --------------
                                                                                    (IN MILLIONS)
Revenues .......................................................   $      1,607    $          1,608    $        7,030
Trading margins ................................................             51                  51                --
                                                                   ------------    ----------------    --------------
  Total revenues ...............................................          1,658               1,659             7,030
                                                                   ------------    ----------------    --------------
Fuel and cost of gas sold ......................................            163                 163             2,633
Purchased power ................................................          1,031               1,031             3,868
Other operating expenses .......................................            317                 317               363
                                                                   ------------    ----------------    --------------
Total operating expenses .......................................          1,511               1,511             6,864
                                                                   ------------    ----------------    --------------
Operating income ...............................................            147                 148               166
Other expense, net .............................................            (20)                (20)              (26)
                                                                   ------------    ----------------    --------------
Income from continuing operations before income tax
  expense ......................................................            127                 128               140
Income tax expense .............................................             46                  46                43
                                                                   ------------    ----------------    --------------
Income from continuing operations ..............................             81                  82                97
Discontinued operations, net of tax ............................             15                  15                --
                                                                   ------------    ----------------    --------------
Income before cumulative effect of accounting change ...........             96                  97                97
Cumulative effect of accounting change, net of tax .............           (234)               (234)               --
                                                                   ------------    ----------------    --------------
Net (loss) income ..............................................   $       (138)   $           (137)   $           97
                                                                   ============    ================    ==============

Basic and Diluted Earnings (Loss) Per Share:
  Income from continuing operations ............................   $       0.28    $           0.29    $         0.33
  Discontinued operations, net of tax ..........................           0.05                0.05                --
                                                                   ------------    ----------------    --------------
  Income before cumulative effect of accounting change .........           0.33                0.34              0.33
  Cumulative effect of accounting change, net of tax ...........          (0.81)              (0.81)               --
                                                                   ------------    ----------------    --------------
    Net (loss) income ..........................................   $      (0.48)   $          (0.47)   $         0.33
                                                                   ============    ================    ==============

-----------------

(1) Beginning with the quarter ended September 30, 2002, we now report all energy trading and marketing activities on a net basis as allowed by Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts involved in Energy Trading and Risk Management Activities" (EITF No. 98-10). Comparative financial statements for prior periods have been reclassified to conform to this presentation. For information regarding the presentation of trading and marketing activities on a net basis, see note 2. Revenues, fuel and cost of gas sold expense and purchased power expense have been reclassified to conform to this presentation.

(2) In February 2003, we signed an agreement to sell our European energy operations to n.v. Nuon (Nuon), a Netherlands-based electricity distributor. In the first quarter of 2003, we began to report the results of our European energy operations as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Comparative financial statements for prior periods have been reclassified to conform to this presentation.

(3) During the third quarter of 2002, we completed the transitional impairment test for the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) on our interim financial statements, including the review of goodwill for impairment as of January 1, 2002 (see note 7). Based on this impairment test, we recorded an impairment of our European energy segment's goodwill of $234 million, net of tax. This impairment loss was recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002.

(4) Some amounts from the previous period have been reclassified to conform to the presentation of our statement of consolidated operations for the three months ended March 31, 2003. These reclassifications do not affect operating income or net income.

BASIS OF PRESENTATION

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the statements of consolidated operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuation in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures, (d) acquisitions and dispositions of businesses, assets and other interests and (e) changes in interest expense. In addition, some amounts from the prior period have been reclassified to conform to the 2003 presentation of financial statements. These reclassifications do not affect earnings.

         The statements of consolidated operations include all revenues and costs directly attributable to us, including costs for facilities and costs for functions and services performed by centralized CenterPoint organizations and directly charged to us based on usage or other allocation factors prior to the Distribution. The results of operations for the three months ended March 31, 2002, in these interim financial statements also include general corporate expenses allocated by CenterPoint to us prior to the Distribution. All of the allocations in the interim financial statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations may not necessarily be indicative of the costs and expenses that would have resulted if we had operated as a separate entity prior to the Distribution.

         Our financial reporting segments include the following: retail energy, wholesale energy, European energy and other operations. The retail energy segment includes our retail electric operations and associated supply activities. This segment provides customized, integrated energy services to large commercial, industrial and institutional customers and standardized electricity and related services to residential and small commercial customers in Texas. In addition, the retail energy segment includes our Electric Reliability Council of Texas (ERCOT) generation facilities. The wholesale energy segment engages in the acquisition, development and operation of domestic non-rate regulated electric power generation facilities as well as wholesale energy trading, marketing, power origination and risk management activities related to energy and energy-related commodities in North America. The European energy segment operates power generation facilities in the Netherlands and conducts wholesale energy trading and origination activities in Europe; see note 16 regarding the sale of our European energy operations and the classification as discontinued operations. The other operations segment primarily includes unallocated general corporate expenses and non-operating investments.

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

(2)  NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No. 142. See note 7 for a discussion regarding our adoption of SFAS No. 142 on January 1, 2002.

         SFAS No. 143. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). On January 1, 2003, we adopted the provisions of this statement. SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 requires entities to record a cumulative effect of a change in accounting principle in the statement of operations in the period of adoption. Prior to the adoption of SFAS No. 143, we recorded asset retirement obligations in connection with certain business combinations. These obligations were recorded at their undiscounted estimated fair values on the dates of acquisition. Our asset retirement obligations primarily relate to the future dismantling of power plants and auxiliary equipment at our European energy operations. We also have asset retirement obligations related primarily to future dismantlement of power plants on leased property and environmental obligations related to ash disposal site closures in our wholesale energy segment. The impact of the adoption of SFAS No. 143 resulted in a gain of $19 million, net of tax of $10 million, or $0.06 per share, as a cumulative effect of an accounting change in our statement of consolidated operations for the three months ended March 31, 2003. Included in the gain is $16 million, net of tax of $8 million, related to our European energy operations, which are now reported as discontinued operations.

         The adoption of SFAS No. 143 for our continuing operations resulted in a January 1, 2003 cumulative effect of an accounting change to record (a) a $6 million increase in the carrying values of property, plant and equipment, (b) a $1 million increase in accumulated depreciation of property, plant and equipment, (c) a $1 million decrease in asset retirement obligations and (d) a $3 million increase in deferred income tax liabilities. The net impact of these items was to record a gain of $3 million, net of tax, as a cumulative effect of an accounting change in our results of continuing operations upon adoption on January 1, 2003.

         The following unaudited pro forma financial information has been prepared to give effect to the adoption of SFAS No. 143 as if it had been applied in 2002:

                                                                             THREE MONTHS
                                                                                ENDED
                                                                            MARCH 31, 2002
                                                                           ----------------
                                                                             (IN MILLIONS)
Income from continuing operations, as reported .........................   $             81
Pro forma adjustments to reflect retroactive adoption of SFAS No. 143 ..                 (2)
                                                                           ----------------
Pro forma income from continuing operations ............................   $             79
                                                                           ================


                                                                              THREE MONTHS
                                                                                 ENDED
                                                                             MARCH 31, 2002
                                                                             --------------
                                                                              (IN MILLIONS)
Net loss, as reported ....................................................   $         (138)
Pro forma adjustments to reflect retroactive adoption of SFAS No. 143 ....               (2)
                                                                             --------------
Pro forma net loss .......................................................   $         (140)
                                                                             ==============


                                                                 THREE MONTHS ENDED MARCH 31, 2002
                                                                 ---------------------------------
                                                                  AS REPORTED        PRO FORMA
                                                                 --------------    ---------------
Basic and diluted earnings per share from continuing
  operations .................................................   $         0.28    $          0.27
Basic and diluted earnings per share before cumulative
  effect of accounting change ................................             0.33               0.33
Basic and diluted loss per share .............................            (0.48)             (0.48)

         The following table presents the detail of our asset retirement obligations for continuing operations, which are included in other long-term liabilities in our consolidated balance sheet (in millions):

Balance at January 1, 2003 .....   $   11
Accretion expense ..............        1
                                   ------
Balance at March 31, 2003 ......   $   12
                                   ======


         SFAS No. 144. In August 2001, the FASB issued SFAS No. 144. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by us to measure impairment losses on long-lived assets. We adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, our European energy operations are being reflected as discontinued operations (see note 16).

         SFAS No. 145. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We began to apply the guidance related to debt extinguishments effective January 1, 2003.

         SFAS No. 148. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123" (SFAS No. 148). This statement provides alternative methods of transition for a company that voluntarily changes to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual financial statements for fiscal years ending after December 15, 2002 and condensed financial statements for interim periods beginning after December 15, 2002. In addition, on April 22, 2003, the FASB decided to require all companies to expense the fair value of employee stock options. The FASB is still evaluating how to measure "fair value" and other items. The FASB plans to issue an exposure draft in late 2003 that would become effective in 2004. We have decided not to change to the fair value method of accounting for stock-based employee compensation in 2003. We have adopted the disclosure requirements of SFAS No. 148 for our interim financial statements for 2003.

         We apply the intrinsic method of accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the intrinsic value method, no compensation expense is recorded when options are issued with an exercise price equal to the market price of the underlying stock on the date of grant. Since our stock options have all been granted at market value or the exercise price is greater than the market value at date of grant, no compensation expense has been recognized under APB No. 25. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148 and disclose the pro forma effect on net income (loss) and per share amounts as if the fair value method of accounting had been applied to all stock awards. Had compensation costs been determined as prescribed by SFAS No. 123, our net loss and per share amounts would have approximated the following pro forma results for the three months ended March 31, 2002 and 2003, which take into account the amortization of stock-based compensation, including performance shares, purchases under the employee stock purchase plan and stock options, to expense on a straight-line basis over the vesting periods:

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                    2002             2003
                                                                                 ------------    ------------
                                                                                     (IN MILLIONS, EXCEPT PER
                                                                                          SHARE AMOUNTS)
Net loss, as reported ........................................................   $       (138)   $       (452)
Add:  Stock-based employee compensation expense included in reported net
  loss, net of related tax effects ...........................................             --               1
Deduct:  Total stock-based employee compensation expense determined under
  fair value based method for all awards, net of related tax effects .........            (10)             (8)
                                                                                 ------------    ------------
Pro forma net loss ...........................................................   $       (148)   $       (459)
                                                                                 ============    ============

Loss per share:
  Basic and diluted, as reported .............................................   $      (0.48)   $      (1.55)
                                                                                 ============    ============
  Basic and diluted, pro forma ...............................................   $      (0.51)   $      (1.57)
                                                                                 ============    ============

         For further information regarding our stock-based compensation plans and our assumptions used to compute pro forma amounts, see note 12 to our Form 10-K/A.

         SFAS No. 149. In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133 and when a derivative contains a financing component. SFAS No. 149 also amends certain existing pronouncements, which will result in more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. Certain paragraphs of this statement that relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We are currently assessing the impact that this statement will have on our consolidated financial statements.

         FIN No. 45. In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others," (FIN No. 45) which increases the disclosure requirements for a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It clarifies that a guarantor's required disclosures include the nature of the guarantee, the maximum potential undiscounted payments that could be required, the current carrying amount of the liability, if any, for the guarantor's obligations (including the liability recognized under SFAS No. 5, "Accounting for Contingencies"), and the nature of any recourse provisions or available collateral that would enable the guarantor to recover amounts paid under the guarantee. It also requires a guarantor to recognize, at the inception of a guarantee issued after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur. We adopted the reporting requirements of FIN No. 45 on January 1, 2003. The adoption of FIN No. 45 will have no impact to our historical interim financial statements, as existing guarantees are not subject to the measurement provisions. The adoption of FIN No. 45 did not have a material impact on our consolidated financial position or results of operations for the three months ended March 31, 2003.

         FIN No. 46. In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN No. 46). The objective of FIN No. 46 is to achieve more consistent application of consolidation policies to variable interest entities and to improve comparability between enterprises engaged in similar activities. FIN No. 46 states that an enterprise must consolidate a variable interest entity if the enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. If one enterprise absorbs a majority of a variable interest entity's expected losses and another enterprise receives a majority of that entity's expected residual returns, the enterprise absorbing a majority of the losses shall consolidate the variable interest entity and will be called the primary beneficiary. FIN No. 46 is effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For enterprises that acquired variable interests prior to February 1, 2003, the effective date is for fiscal years or interim periods beginning after June 15, 2003. FIN No. 46 requires entities to either (a) record the effects prospectively with a cumulative effect adjustment as of the date on which FIN No. 46 is first applied or (b) restate previously issued financial statements for the years with a cumulative effect adjustment as of the beginning of the first year being restated. We adopted FIN No. 46 on January 1, 2003. Results for the three months ended March 31, 2003, include the cumulative effect of accounting change of $1 million loss, net of tax, effective January 1, 2003 related to the adoption of FIN No. 46. See note 13(a).

         We had variable interests in three power generation projects that were being constructed by off-balance sheet special purpose entities under construction agency agreements as of December 31, 2002, which pursuant to this guidance would require consolidation upon adoption. As of January 1, 2003, these special purpose entities had property, plant and equipment of $1.3 billion, net other assets of $3 million and secured debt obligations of $1.3 billion. These special purpose entities' financing agreement, the construction agency agreements and the related guarantees were terminated as part of the refinancing in March 2003. For information regarding these special purpose entities and the refinancing, see note 10.

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

         The adoption of net reporting resulted in reclassifications of revenues, fuel and cost of gas sold, purchased power expense for the three months ended March 31, 2002 as follows:

                                        THREE MONTHS ENDED MARCH 31, 2002
                                       -----------------------------------
                                                            AS PREVIOUSLY
                                       AS RECLASSIFIED      REPORTED (1)
                                       ----------------   ----------------
                                                  (IN MILLIONS)
Revenues ...........................   $          1,754   $          7,030
Trading margins ....................                 54                 --
                                       ----------------   ----------------
  Total ............................              1,808              7,030
Fuel and cost of gas sold ..........                243              2,633
Purchased power ....................              1,036              3,868
Other operating expenses ...........                363                363
                                       ----------------   ----------------
  Total ............................              1,642              6,864
                                       ----------------   ----------------
Operating income ...................   $            166   $            166
                                       ================   ================

----------------

(1) Some amounts from the previous period have been reclassified to conform to the presentation of our statement of consolidated operations for the three months ended March 31, 2003. These reclassifications do not affect operating income or net income.

         Furthermore, in October 2002, under EITF No. 02-03, the EITF reached a consensus to rescind EITF No. 98-10. All new contracts that would have been accounted for under EITF No. 98-10, and that do not fall within the scope of SFAS No. 133 should no longer be marked-to-market through earnings beginning October 25, 2002. In addition, mark-to-market accounting is no longer applied to inventories used in the trading and marketing operations. This transition is effective for us for the first quarter of 2003. We recorded a cumulative effect of a change in accounting principle of $43 million loss, net of tax of $22 million, or $(0.15) per share, effective January 1, 2003, related to EITF No. 02-03. This cumulative effect reflects the fair value, as of January 1, 2003, of certain contracts that had been marked to market under EITF No. 98-10 and do not meet the definition of a derivative under SFAS No. 133. Additionally, beginning in January 2003, we began applying the "normal" purchase and sale exception of SFAS No. 133 to our retail large commercial, industrial and institutional sales contracts that had previously been recorded under mark-to-market accounting under EITF No. 98-10. Under the "normal" purchase and sale exception, we utilize accrual accounting for these contracts because they represent physical power sales in the normal course of business.

         Prior to 2003, our retail energy segment's contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 were accounted for under the mark-to-market method of accounting pursuant to EITF No. 98-10. Under the mark-to-market method of accounting, these contractual commitments were recorded at fair value in revenues on a net basis upon contract execution. The net changes in their fair values were recognized in the statements of consolidated operations as revenues on a net basis in the period of change through 2002. Effective January 1, 2003, we no longer mark to market in earnings these electricity sales contracts and a substantial portion of the related energy supply contracts in connection with the implementation of EITF No. 02-03. The related revenues and purchased power are now recorded on a gross basis in our results of operations. Due to the implementation of EITF No. 02-03, the results of operations related to our contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 are not comparable between the three months ended March 31, 2002 and 2003. During the three months ended March 31, 2002, our retail energy segment recognized $2 million of losses related to its contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts. During the three months ended March 31, 2003, volumes were delivered under contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for which $20 million was previously recognized as unrealized earnings in prior periods. As of March 31, 2003, our retail energy segment has unrealized gains that have been previously recorded in our results of operations of $83 million that will be realized when the electricity is delivered to our customers ($54 million in the remainder of 2003 and $29 million in 2004 and beyond). These unrealized gains of $83 million are recorded in non-trading derivative assets/liabilities in our consolidated balance sheet as of March 31, 2003.

         The EITF has not reached a consensus on whether recognition of dealer profit or unrealized gains and losses at inception of an energy trading contract is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. In the June 2002 EITF meeting and again in the October 2002 EITF meeting, the FASB staff indicated that until such time as a consensus is reached, the FASB staff will continue to hold the view that previous EITF consensuses do not allow for recognition of dealer profit, unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. During the three months ended March 31, 2002, we recorded $20 million of fair value at the contract inception related to trading and marketing activities. For the three months ended March 31, 2003, we did not recognize any gains at inception. Inception gains recorded were evidenced by quoted market prices and other current market transactions for energy trading contracts with similar terms and counterparties.

(3)  HISTORICAL RELATED PARTY TRANSACTIONS

         The interim financial statements include significant transactions between CenterPoint and us. Some of these transactions involve services, including various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. The costs of services have been directly charged or allocated to us using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had we been an unaffiliated entity. Amounts charged and allocated to us for these services for the three months ended March 31, 2002, were $5 million and are included primarily in operation and maintenance expenses and general and administrative expenses. Some of our subsidiaries have entered into office rental agreements with CenterPoint. During the three months ended March 31, 2002, we incurred $8 million of rent expense to CenterPoint. Net interest income related to various net receivables representing transactions between us and CenterPoint or its subsidiaries was $3 million during the three months ended March 31, 2002.

         We purchased natural gas, natural gas transportation services, electric generation energy and capacity, and electric transmission services from, supplied natural gas to, and provided marketing and risk management services to affiliates of CenterPoint. Purchases and sales related to our trading and marketing activities are recorded net in trading margins in the statements of consolidated operations. Purchases of electric generation energy and capacity and electric transmission services from CenterPoint and its subsidiaries were $366 million for the three months ended March 31, 2002. During the three months ended March 31, 2002, the net purchases and sales and services from/to CenterPoint and its subsidiaries related to our trading and marketing operations totaled $71 million. In addition, during the three months ended March 31, 2002, other sales and services to CenterPoint and its subsidiaries totaled $1 million. Sales and purchases to/from CenterPoint subsequent to the Distribution are not reported as affiliated transactions.

         During the three months ended March 31, 2002 and 2003, we purchased entitlements to some of the generation capacity of electric generation assets of Texas Genco, LP, which is a wholly-owned subsidiary of Texas Genco Holdings, Inc. (Texas Genco), a majority-owned subsidiary of CenterPoint. We purchased these entitlements in capacity auctions conducted by Texas Genco and pursuant to rights granted to us under the Master Separation Agreement, see note 4(b) to our Form 10-K/A. As of March 31, 2003, we had purchased entitlements to capacity of Texas Genco averaging 6,567 megawatts (MW) per month in 2003. Our anticipated capacity payments related to these capacity entitlements are $341 million for the remainder of 2003. For additional information regarding agreements relating to Texas Genco, see note 4(b) to our Form 10-K/A.

         During the three months ended March 31, 2002 and 2003, CenterPoint made equity contributions to us of $0 and $47 million, respectively. The contributions in 2003 primarily related to the non-cash conversion to equity of accounts payable to CenterPoint.

(4)  AGREEMENTS RELATING TO TEXAS GENCO

         Texas Genco owns the Texas generating assets formerly held by CenterPoint's electric utility division. Texas Genco, as the affiliated power generator of CenterPoint, is required by law to sell at auction 15% of the output of its installed generating capacity. These auction obligations will continue until January 2007, unless at least 40% of the electricity consumed by residential and small commercial customers in CenterPoint's service territory is being served by retail electric providers other than us. Texas Genco has agreed to auction all of its capacity that remains subsequent to the capacity auctions mandated under PUCT rules and after certain other adjustments. We have the right to purchase 50% (but not less than 50%) of such remaining capacity at the prices established in such auctions. We also have the right to participate directly in such auctions. Texas Genco's obligation to auction its capacity and our associated rights terminate (a) if we do not exercise our option to acquire CenterPoint's ownership interest in Texas Genco by January 24, 2004 or (b) if we exercise our option to acquire CenterPoint's ownership interest in Texas Genco, on (i) the closing of the acquisition or (ii) if the closing has not occurred, the last day of the sixteenth month after the month in which the option is exercised.

         On October 1, 2002, we entered into a master power purchase contract with Texas Genco covering, among other things, our purchases of capacity and/or energy from Texas Genco's generating units, under an unsecured line of credit. This contract was amended in connection with our March 2003 refinancing. This amendment grants Texas Genco a security interest in the accounts receivable and related assets of certain of our subsidiaries, the priority of which is subject to certain permitted prior financing arrangements, and the junior liens granted to the lenders under the March 2003 refinancing. In addition, many of the covenant restrictions contained in the contract were removed in the amendment.

         In January 2003, CenterPoint distributed approximately 19% of the common stock of Texas Genco. CenterPoint has granted us an option to purchase all of the remaining shares of common stock of Texas Genco held by CenterPoint. Subject to the exercise price of the option, market conditions, available financing and our due diligence investigation of Texas Genco, we may elect to exercise the Texas Genco option between January 10, 2004 and January 24, 2004. The per share exercise price under the option will be set as the average daily closing price on the national exchange for publicly held shares of common stock of Texas Genco for the 30 consecutive trading days with the highest average closing price during the 120 trading days immediately preceding January 9, 2004, plus a control premium, up to a maximum of 10%, to the extent a control premium is included in the valuation determination made by the PUCT. The exercise price is also subject to adjustment based on the difference between the per share dividends paid during the period there is a public ownership interest in Texas Genco and Texas Genco's per share earnings during that period. We have agreed that if we exercise the Texas Genco option, we will also purchase all notes and other receivables from Texas Genco then held by CenterPoint, at their principal amount, plus accrued interest. Similarly, if Texas Genco holds notes or receivables from CenterPoint, we will assume CenterPoint's obligations in exchange for a payment to us by CenterPoint of an amount equal to the principal, plus accrued interest.

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

(5)  COMPREHENSIVE INCOME (LOSS)

         The following table summarizes the components of total comprehensive income (loss):

                                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                             --------------------------------------
                                                                                    2002                2003
                                                                             ----------------    ----------------
                                                                                        (IN MILLIONS)
Net loss .................................................................   $           (138)   $           (452)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments ...............................                 --                  (6)
  Deferred gain from cash flow hedges ....................................                134                  43
  Reclassification of net deferred gain from cash flow hedges
    realized in net loss .................................................                (11)                 (1)
  Unrealized loss on available-for-sale securities .......................                 (1)                 (1)
  Comprehensive income (loss) resulting from discontinued operations .....                  5                 (39)
                                                                             ----------------    ----------------
Comprehensive loss .......................................................   $            (11)   $           (456)
                                                                             ================    ================

(6)  BUSINESS ACQUISITIONS

         In February 2002, we acquired all of the outstanding shares of common stock of Orion Power Holdings, Inc. (Orion Power) for an aggregate purchase price of $2.9 billion and assumed debt obligations of $2.4 billion. We funded the Orion Power acquisition with a $2.9 billion credit facility (see note 10) and $41 million of cash on hand. As a result of the acquisition, our consolidated debt obligations also increased by the amount of Orion Power's debt obligations. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). Orion Power is an electric power generating company with a diversified portfolio of generating assets, both geographically across the states of New York, Pennsylvania, Ohio and West Virginia, and by fuel type, including gas, oil, coal and hydro. The primary reason for the acquisition was to enhance our then current domestic power generation position by combining our domestic generation capacity and Orion Power's domestic generation capacity. The Orion Power acquisition expanded our market presence into the New York and East Central Area Reliability Coordinating Counsel power markets. As of February 19, 2002, Orion Power had 81 generating facilities with a total generating capacity of 5,644 MW and two development projects with an additional 804 MW of capacity under construction. As of March 31, 2003, both projects under construction had reached commercial operation.

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

         Our results of operations include the results of Orion Power for the period beginning February 19, 2002. The following table presents selected financial information and unaudited pro forma information for the three months ended March 31, 2002, as if the acquisition had occurred on January 1, 2002.

                                                                                      THREE MONTHS ENDED MARCH 31, 2002
                                                                                     ------------------------------------
                                                                                       AS REPORTED           PRO FORMA
                                                                                     ----------------    ----------------
                                                                                        (IN MILLIONS, EXCEPT PER SHARE
                                                                                                   AMOUNTS)
Total revenues ...................................................................   $          1,658    $          1,765
Income from continuing operations ................................................                 81                  18
Income before cumulative effect of accounting change .............................                 96                  33
Net loss .........................................................................               (138)               (201)

Basic and diluted earnings per share from continuing operations ..................   $           0.28    $           0.06
Basic and diluted earnings per share before cumulative effect of accounting
  change .........................................................................               0.33                0.11
Basic and diluted loss per share .................................................              (0.48)              (0.70)

         These unaudited pro forma results, based on assumptions we deem appropriate, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of Orion Power had occurred on January 1, 2002. Purchase-related adjustments to the results of operations include the effects on revenues, fuel expense, depreciation and amortization, interest expense, interest income and income taxes. Adjustments that affected revenues and fuel expense were a result of the amortization of contractual rights and obligations relating to the applicable power and fuel contracts that were in existence at January 1, 2002, as applicable. Such amortization included in the pro forma results above was based on the value of the contractual rights and obligations at February 19, 2002. The amounts applicable to 2002 were retroactively applied to January 1, 2002 through February 19, 2002 to arrive at the pro forma effect on those periods. The unaudited pro forma condensed interim financial statements reflect the acquisition of Orion Power in accordance with SFAS No. 141 and SFAS No. 142.

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

         During the third quarter of 2002, we completed the transitional impairment test for the adoption of SFAS No. 142 on our interim financial statements, including the review of goodwill for impairment as of January 1, 2002. This impairment test is performed in two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeded fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of the goodwill impairment, if any. Based on this impairment test, we recorded an impairment of our European energy segment's goodwill of $234 million, net of tax. This impairment loss was recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002. Based on the first step of this goodwill impairment test, no goodwill was impaired for our other reporting units.

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

         SFAS No. 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Currently, we have elected to perform our annual test for indications of goodwill impairment as of November 1, in conjunction with our annual planning process. In estimating the fair value of our European energy segment for the annual impairment test as of November 1, 2002, we considered the sales price in the agreement that we signed in February 2003 to sell our European energy operations to a Netherlands-based electricity distributor (see note 16). We concluded that the sales price reflects the best estimate of fair value of our European energy segment as of November 1, 2002, to use in our annual impairment test. Based on our annual impairment test, we determined that an impairment of the full amount of our European energy segment's net goodwill of $482 million should be recorded in the fourth quarter of 2002. For additional information regarding this transaction and its impacts, see note 16.

         Based on our annual impairment test as of November 1, 2002, no goodwill was impaired for our other reporting units. Our impairment analyses for our other reporting units include numerous assumptions, including but not limited to:

         o increases in demand for power that will result in the tightening of supply surpluses and additional capacity requirements over the next three to eight years, depending on the region;

         o improving prices in electric energy, ancillary services and existing capacity markets as the power supply surplus is absorbed; and

         o our expectation that more balanced, fair market rules will be implemented, which provide for the efficient operations of unregulated power markets, including capacity markets or mechanisms in regions where they currently do not exist.

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

(8)  DERIVATIVE FINANCIAL INSTRUMENTS

         Effective January 1, 2001, we adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of accumulated other comprehensive income
(loss), net of applicable taxes, depending on the intended use of the derivative, its resulting designation and its effectiveness. If certain conditions are met, an entity may designate a derivative instrument as hedging
(a) the exposure to changes in the fair value of an asset or liability (fair value hedge), (b) the exposure to variability in expected future cash flows (cash flow hedge) or (c) the foreign currency exposure of a net investment in a foreign operation. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period it occurs. During the three months ended March 31, 2002 and 2003, we did not enter into any fair value hedges.

         Cash Flow Hedges. During the three months ended March 31, 2002 and 2003, the amount of hedge ineffectiveness recognized in revenues from derivatives that are designated and qualify as cash flow hedges, including interest rate derivative instruments (see note 10(c)), was a loss of $1 million and a loss of $20 million, respectively. For the three months ended March 31, 2002 and 2003, no component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, we realize in net income (loss) the deferred gains and losses recognized in accumulated other comprehensive income
(loss). Should any forecasted interest payments become probable of not occurring, any applicable deferred amounts will be recognized immediately as an expense. During the three months ended March

31, 2002 and 2003, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in our statements of consolidated operations under the captions (a) fuel expenses, in the case of natural gas purchase transactions, (b) purchased power, in the case of electric power purchase transactions, (c) revenues, in the case of electric power and natural gas sales transactions and financial electric power or natural gas derivatives and (d) interest expense, in the case of interest rate swap transactions. As of March 31, 2003, we expect $37 million of gains netted in accumulated other comprehensive loss to be reclassified into net income/loss during the period from April 1, 2003 to March 31, 2004.

         For a discussion of our interest rate derivative instruments, see note 10(c).

(9)  EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

         We have a 50% interest in a 470 MW electric generation plant in Boulder City, Nevada. The plant became operational in May 2000. We have a 50% partnership interest in a 108 MW cogeneration plant in Orange, Texas.

         Our equity investments in unconsolidated subsidiaries are as follows:

                                                                                                   DECEMBER 31,     MARCH 31,
                                                                                                      2002            2003
                                                                                                   ------------   ------------
                                                                                                         (IN MILLIONS)
Nevada generation plant ........................................................................   $         73   $         68
Texas cogeneration plant .......................................................................             30             30
                                                                                                   ------------   ------------
    Equity investments in unconsolidated subsidiaries ..........................................   $        103   $         98
                                                                                                   ============   ============

         Our income (loss) from equity investments of unconsolidated subsidiaries is as follows:

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------
                                                                                 2002           2003
                                                                             ------------   ------------
                                                                                    (IN MILLIONS)
Nevada generation plant ..................................................   $          3   $         (2)
Texas cogeneration plant .................................................              1              1
                                                                             ------------   ------------
  Income (loss) from equity investments in unconsolidated subsidiaries ...   $          4   $         (1)
                                                                             ============   ============

         During the three months ended March 31, 2002 and 2003, the net distributions were $2 million and $1 million respectively, from these investments.

         As of March 31, 2003 the companies, in which we have an unconsolidated equity investment, carry debt that is currently estimated to be $144 million ($72 million based on our proportionate ownership interests of the investments).

         Summarized financial information for our equity method investments' operating results is as follows:

                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
                                    2002            2003
                                 ------------   -------------
                                        (IN MILLIONS)
Nevada Generation Plant:
Revenues .....................   $         26   $          43
Gross profit .................              7               5
Operating income (loss) ......              3              (3)
Net income (loss) ............              5              (5)

Texas Cogeneration Plant:
Revenues .....................   $          9   $          19
Gross profit .................              4               4
Operating income .............              2               2
Net income ...................              2               2

         Summarized financial information for our equity method investments' financial position is as follows:

                                 DECEMBER 31,     MARCH 31,
                                    2002           2003
                                 ------------   ------------
                                        (IN MILLIONS)
Nevada Generation Plant:
Current assets ...............   $         60   $         56
Noncurrent assets ............            236            234
                                 ------------   ------------
  Total ......................            296            290
                                 ------------   ------------
Current liabilities ..........             14             15
Noncurrent liabilities .......            142            141
Equity .......................            140            134
                                 ------------   ------------
  Total ......................   $        296   $        290
                                 ============   ============

Texas Cogeneration Plant:
Current assets ...............   $         11   $         11
Noncurrent assets ............             60             60
                                 ------------   ------------
  Total ......................             71             71
                                 ------------   ------------
Current liabilities ..........             10             10
Noncurrent liabilities .......             --             --
Equity .......................             61             61
                                 ------------   ------------
  Total ......................   $         71   $         71
                                 ============   ============

(10) BANKING OR DEBT FACILITIES, BONDS, NOTES AND OTHER DEBT

         As more fully described below, we refinanced certain credit facilities in March 2003, which included $1.3 billion previously incurred by a special purpose entity, which we began to consolidate effective January 1, 2003. See notes 2 and 13(a) for further discussion.

         The following table presents our debt outstanding to third parties as of December 31, 2002 and March 31, 2003:

                                                           DECEMBER 31, 2002                             MARCH 31, 2003
                                                 --------------------------------------       ------------------------------------
                                                  WEIGHTED                                    WEIGHTED
                                                  AVERAGE                                     AVERAGE
                                                  INTEREST                                    INTEREST
                                                  RATE (1)     LONG-TERM       CURRENT (2)    RATE (1)      LONG-TERM     CURRENT(2)
                                                 ----------    ----------      -----------    ----------    ----------    ----------
                                                                  (IN MILLIONS, EXCLUDING INTEREST RATES)
BANKING OR DEBT FACILITIES, BONDS AND
NOTES
  OTHER OPERATIONS SEGMENT:
    Senior secured term loans ................           --    $       --      $     --             5.26%   $    3,833    $     --
    Senior secured revolver ..................           --            --            --             5.28         1,292          --
    Senior priority revolver .................           --            --            --               --            --          --
    Cash collateralized letter of
        credit facility ......................           --            --            --               --            --          --
    Orion acquisition term loan ..............         3.68%        2,908(3)         --(3)            --            --          --
    364-day revolver/term loan ...............         3.20           800(3)         --(3)            --            --          --
    Three-year revolver ......................         3.13           208(3)        350(3)            --            --          --
  WHOLESALE ENERGY SEGMENT:
    Orion Power and Subsidiaries:
      Orion Power senior notes ...............         12.0           400            --             12.0           400          --
      Orion MidWest and Orion NY term
        loans ................................         3.96         1,211           109             3.89         1,210         102
      Orion MidWest working capital
        facility .............................         3.92            --            51             3.81            --          40
      Orion NY working capital facility ......           --            --            --               --            --          --
      Liberty Generating Project:
        Floating rate debt ...................         3.02            --           103             2.63            --         101
        Fixed rate debt ......................         9.02            --           165             9.02            --         165
    PEDFA bonds for Seward plant .............           --            --            --             1.25           300          --
    REMA letter of credit facilities .........           --            --            --               --            --          --
  RETAIL ENERGY SEGMENT:
    Reliant Energy Channelview LP:
      Term loan and working capital facility:
        Floating rate debt ...................         2.81           290             9             2.72           288          14
        Fixed rate debt ......................        9.547            75            --            9.547            75          --
                                                               ----------      --------                     ----------    --------
         Total facilities, bonds and
            notes ............................                      5,892           787                          7,398         422
OTHER
    Adjustment to fair value of debt (4) .....           --            66             8               --            64           8
    Adjustment to fair value of
      interest rate swaps (4) ................           --            46            19               --            43          15
    Adjustment to fair value of debt
      due to warrants issued in March
      2003 (5) ...............................           --            --            --               --           (12)         (3)
    Other - wholesale energy segment .........          6.2             1            --              6.2             1          --
    Other - retail energy segment ............         5.41             4             6              5.4             3           6
                                                               ----------      --------                     ----------    --------
         Total other debt ....................                        117            33                             99          26
           Total debt ........................                 $    6,009      $    820                     $    7,497    $    448

(1) The weighted average interest rate is for borrowings outstanding as of December 31, 2002 or March 31, 2003, as applicable.

(2) Includes amounts due within one year of the date noted, as well as loans outstanding under revolving and working capital facilities classified as current liabilities.

(3) See below for a discussion of the facilities refinanced in March 2003. As a result of the refinancing, $3.9 billion has been classified as long-term as of December 31, 2002.

(4) Debt and interest rate swaps acquired in the Orion Power acquisition were adjusted to fair market value as of the acquisition date. Included in interest expense is amortization of $1 million and $2 million for valuation adjustments for debt and $3 million and $7 million for valuation adjustments for interest rate swaps, respectively, for the three months ended March 31, 2002 and 2003, respectively. These valuation adjustments are being amortized over the respective remaining terms of the related financial instruments.

(5) The fair value of the warrants issued in March 2003 of $15 million is reduced from the debt balance. See below for further discussion.

         Restricted Net Assets of Subsidiaries. As of December 31, 2002, certain of Reliant Resources' subsidiaries have effective restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements. The amount of restricted net assets of Reliant Resources' subsidiaries as of December 31, 2002 is approximately $3.3 billion. The restrictions are on the net assets of Orion Capital, Liberty and Channelview. Orion MidWest and Orion NY are indirect wholly-owned subsidiaries of Orion Capital.

(a)  BANKING OR DEBT FACILITIES, BONDS AND NOTES.

         The following table provides a summary of the amounts owed and amounts available as of March 31, 2003 under our various committed credit facilities, bonds and notes:

                                                                                 COMMITMENTS
                                         TOTAL                                    EXPIRING      PRINCIPAL AMORTIZATION
                                       COMMITTED  DRAWN    LETTERS     UNUSED     BY MARCH          AND COMMITMENT
                                        CREDIT    AMOUNT  OF CREDIT    AMOUNT     31, 2004         EXPIRATION DATE
                                       -------   -------  ---------   --------   ------------   -----------------------
                                                                       (IN MILLIONS)
OTHER OPERATIONS SEGMENT:
  Senior secured term loans ........   $ 3,833   $ 3,833   $  --      $   --       $   --       March 2006 - March 2007
  Senior secured revolver ..........     2,100     1,292     457(1)      351           --       March 2007
  Senior priority revolver .........       300        --      --         300           --       2004 (2)
  Cash collateralized letter of
    credit facility ................       200        --     128          72           --       January 2005 (3)
WHOLESALE ENERGY SEGMENT:
  Orion Power and Subsidiaries:
    Orion Power senior notes .......       400       400      --          --           --       May 2010
    Orion MidWest and Orion NY
      term loans ...................     1,312     1,312      --          --          102       June 2003 - October 2005
    Orion MidWest working capital
      facility .....................        75        40      15          20           --       October 2005
    Orion NY working capital
      facility .....................        30        --      15          15           --       October 2005
    Liberty Generating Project .....       288       266      17           5(4)         8       April 2003 - April 2026
  PEDFA bonds for Seward plant .....       300       300      --          --           --       December 2036
  REMA letter of credit facilities .        51        --      50           1           51       August 2003
RETAIL ENERGY SEGMENT:
  Reliant Energy Channelview LP:
    Term loan and working capital
      facility .....................       381       377      --           4           14       April 2003 - July 2024
                                       -------   -------   -----      ------       ------
      Total ........................   $ 9,270   $ 7,820   $ 682      $  768       $  175

------------

(1) Included in this amount is $305 million of letters of credit outstanding that support the $300 million of PEDFA bonds outstanding for the Seward plant.

(2) The senior priority revolver facility expires on the earlier of the closing of the Texas Genco acquisition, if we elect to exercise the option, or December 15, 2004.

(3) Letters of credit may be issued under this facility until January 2004 and may remain outstanding until January 2005.

(4) Although the commitment is still available, in return for the waiver from the lenders under the Liberty credit facility from the requirement that Liberty enforce all of its respective rights under the tolling agreement (see note 13(g)), Liberty has agreed that for the term of the waiver, it will not make draws on the working capital facility.

         As of March 31, 2003, we had $9.3 billion in committed credit facilities, bonds and notes of which $768 million was unused. These facilities, bonds and notes expire for the remainder of 2003 and the five succeeding years and beyond as follows (in millions):


               2003 .....................................   $    155
               2004 .....................................        440
               2005 .....................................      1,416
               2006 .....................................         24
               2007 .....................................      5,993
               2008 and beyond ..........................      1,242
                                                            --------
                 Total ..................................   $  9,270
                                                            ========

         As of March 31, 2003, committed credit facilities and notes aggregating $451 million were unsecured.

         During March 2003, we refinanced our (a) $1.6 billion senior revolving credit facilities, (b) $2.9 billion 364-day Orion acquisition term loan, and (c) $1.425 billion construction agency financing commitment (see note 13(a)), and we obtained a new $300 million senior priority revolving credit facility. The syndicated refinancing combined the existing credit facilities into a $2.1 billion senior secured revolving credit facility, a $921 million senior secured term loan, and a $2.91 billion senior secured term loan. The refinanced credit facilities mature in March 2007. The $300 million senior priority revolving credit facility matures on the earlier of the closing of the Texas Genco acquisition if we elect to exercise the option or December 15, 2004 and is secured with a first lien on substantially all of our contractually and legally available assets. The other facilities totaling $5.93 billion are secured with a second lien on such assets. With the exception of subsidiaries prohibited by the terms of their financing documents from doing so, our subsidiaries guarantee both the refinanced credit facilities and the senior priority revolving credit facility.

         In connection with the refinancing, we were required to make a prepayment of $350 million under the senior revolving credit facility. This prepayment was made from cash on hand and is available to be reborrowed under the senior secured revolving credit facility. We must use the proceeds of any loans under the senior priority revolving credit facility solely to secure or prepay our ongoing commercial and trading obligations and not for other general corporate or working capital purposes. We must use the proceeds of any loans under the senior secured revolving credit facility solely for working capital and other general corporate purposes. We are not permitted to use the proceeds from loans under any of these facilities in connection with our election to exercise the option to acquire Texas Genco.

           The loans under the refinanced credit facilities bear interest at the London inter-bank offered rate (LIBOR) plus 4.0% or a base rate plus 3.0% and the loans under the senior priority revolving credit facility bear interest at LIBOR plus 5.5% or a base rate plus 4.5%. If the refinanced credit facilities are not permanently reduced by $500 million, $1.0 billion and $2.0 billion (cumulatively) by May 2004, 2005 and 2006, respectively, we must pay a fee ranging from 0.50% to 1.0% of the amount of the refinanced credit facilities still outstanding on each such date. We must prepay the refinanced facilities with proceeds from certain asset sales and issuances of securities and with certain cash flows in excess of a threshold amount. Additionally, we are required to make principal payments or commitment reductions on the refinanced facilities of $500 million by no later than May 2006 (such amount to be reduced by certain prepayments). Our March 2003 credit facilities restrict our ability to take specific actions, subject to numerous exceptions that are designed to allow for the execution of our business plans in the ordinary course, including the completion of all four of the power plants currently under construction, the preservation and optimization of all of our existing investments in the retail energy and wholesale energy businesses, the ability to provide credit support for our commercial obligations and the possible exercise of the option to acquire a majority interest in Texas Genco, and the financings related thereto. Such restrictions include our ability to (a) encumber our assets, (b) enter into business combinations or divest our assets, (c) incur additional debt or engage in sale and leaseback transactions, (d) pay dividends or prepay other debt, (e) make investments or acquisitions, (f) enter into transactions with affiliates,
(g) make capital expenditures, (h) materially change our business, (i) amend our debt and other material agreements, (j) repurchase our capital stock, (k) allow distributions from our subsidiaries and (l) engage in certain types of trading activities. Financial covenants include maintaining a debt to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR) ratio of a certain maximum amount and a EBITDAR to interest ratio of a certain minimum amount. We must be in compliance with each of the covenants before we can borrow or issue letters of credit under the revolving credit facilities. These covenants, however, are not anticipated to materially restrict our ability to borrow funds or obtain letters of credit. Additionally, our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay these borrowings before their scheduled due dates.

         In connection with our March 2003 refinancing, we issued to the lenders 20,373,326 warrants to acquire shares of our common stock. Of the total issued, 7,835,894 warrants vested in March 2003, 6,268,716 will vest if our refinanced credit facilities have not been reduced by an aggregate of $1.0 billion by May 2005 and the remaining 6,268,716 will vest if our refinanced credit facilities have not been reduced by an aggregate of $2.0 billion by May 2006. The exercise prices of the warrants are based on average market prices of our common stock during specified periods in proximity to the refinancing date. The exercise price of the warrants that vested in March 2003 will be the average daily closing price for the period of 60 calendar days beginning 90 days after March 31, 2003. The warrants that vested in March 2003 are exercisable until August 2008, and the remaining warrants are exercisable for a period of five years from the date they become vested. See (c) below for further discussion.

         To date, we have incurred approximately $190 million in financing costs (which includes $15 million to be paid at maturity). We capitalized $155 million and expensed $35 million (of which $12 million was expensed in the fourth quarter of 2002 and $23 million was expensed during the three months ended March 31, 2003) in fees and other costs related to our refinancing efforts.

         Cash Collateralized Letter of Credit Facility. In January 2003, we entered into a $200 million cash-secured, revolving letter of credit facility with a financial institution. Outstanding letters of credit are required to be 103% cash collateralized. Under the facility, letters of credit may be issued until January 29, 2004 and may remain outstanding until January 29, 2005. The facility is not cross-defaulted to any other facility. The facility agreement contains certain limited affirmative and negative covenants, but no financial covenants. This letter of credit facility is subject to monthly letter of credit and unused line fees that are calculated on the outstanding letters of credit and the unused commitment, respectively. As of March 31, 2003, outstanding letters of credit under this facility were $128 million. In connection with this facility we have cash collateral of $145 million as of March 31, 2003, included in our consolidated balance sheet. We are currently in the process of reducing the total letters of credit outstanding under the facility. As of May 8, 2003, the committed credit under the facility had been reduced to $20 million and the outstanding letters of credit had been reduced to $2 million.

         Orion Acquisition Term Loan. We entered into an unsecured syndicated $2.2 billion term loan facility during the fourth quarter of 2001, which was amended in January 2002 to provide for $2.9 billion in funding to finance the purchase of Orion Power. For discussion of the acquisition of Orion Power, see note 6. Interest rates on the borrowings under this facility were based on either (a) LIBOR plus a margin based on Reliant Resources' credit rating and length of time outstanding, which was 2.0% at December 31, 2002 or (b) a base rate. This facility was funded on February 19, 2002 for $2.9 billion. During March 2003, we refinanced this term loan facility; see discussion above.

         364-day Revolver/Term Loan and Three-year Revolver. In 2001, we entered into two unsecured syndicated revolving credit facilities, which provided for $800 million each or an aggregate of $1.6 billion in committed credit. The one-year term-out provision in the $800 million unsecured 364-day revolving credit facility was exercised before it matured on August 22, 2002, resulting in a one-year term loan with a maturity of August 22, 2003. The three-year revolver had a maturity date of August 22, 2004. As of December 31, 2002, there was $1.4 billion in borrowings outstanding under these facilities. At December 31, 2002, letters of credit outstanding under these two facilities aggregated $235 million. Interest rates on the borrowings were based on (a) LIBOR plus a margin based on our credit rating, (b) a base rate or (c) a rate determined through a bidding process. The LIBOR margin as of December 31, 2002 was 1.375% for the 364-day facility and 1.075% for the three-year facility. During March 2003, we refinanced these facilities; see discussion above.

         Orion Power's Debt Obligations. As a result of our acquisition of Orion Power in early 2002, our consolidated net debt obligations also increased by the amount of Orion Power's net debt obligations, which are discussed below. In October 2002, a portion of this debt was refinanced, the terms of which are also discussed below.

         Orion Power Senior Notes. Orion Power has outstanding $400 million aggregate principal amount of 12% senior notes due 2010. The senior notes are senior unsecured obligations of Orion Power. Orion Power is not required to make any mandatory redemption or sinking fund payments with respect to the senior notes. The senior notes are not guaranteed by any of Orion Power's subsidiaries and are non-recourse to Reliant Resources. In connection with the Orion Power acquisition, we recorded the senior notes at an estimated fair value of $479 million. The $79 million premium is being amortized against interest expense over the life of the senior notes. For the period February 20, 2002 to March 31, 2002, $1 million was amortized to interest expense for the senior notes. For the three months ended March 31, 2003, $2 million was amortized to interest expense. The fair value of the senior notes was based on our incremental borrowing rates for similar types of borrowing arrangements as of the acquisition date. The senior notes indenture contains covenants that include, among others, restrictions on the payment of dividends by Orion Power.

         Orion Power Revolving Senior Credit Facility. Orion Power had an unsecured syndicated revolving senior credit facility. This facility was prepaid and terminated in October 2002 in connection with the execution of the amended and restated Orion MidWest and Orion NY credit facilities. See below for further discussion of the debt refinancing. Amounts outstanding under the facility bore interest at a floating rate.

         Orion MidWest Credit Agreement. Orion MidWest, an indirect wholly-owned subsidiary of Orion Power, had a secured, syndicated credit agreement, which included a $988 million acquisition facility and a $75 million revolving working capital facility, including letters of credit. This debt was refinanced in October 2002; see below for further discussion. The loans bore interest at the borrower's option at LIBOR plus 2.00% or a base rate plus 1.00%.

         Orion New York Credit Agreement. Orion NY, an indirect wholly-owned subsidiary of Orion Power, had a secured, syndicated credit agreement, which included a $412 million acquisition facility and a $30 million revolving working capital facility, including letters of credit. This debt was refinanced in October 2002; see below for further discussion. The loans bore interest at the borrower's option at LIBOR plus 1.75% or a base rate plus 0.75%.

         In connection with the Orion Power acquisition, the existing interest rate swaps for the Orion MidWest credit facility and the Orion NY credit facility were bifurcated into a debt component and a derivative component. The fair values of the debt components, approximately $59 million for the Orion MidWest credit facility and $31 million for the Orion NY credit facility, were based on our incremental borrowing rates at the acquisition date for similar types of borrowing arrangements. The value of the debt component will be reduced as interest rate swap payments are made. For the period from February 20, 2002 through March 31, 2002, the value of the debt component was reduced by $2 million and $1 million for Orion MidWest and Orion NY, respectively. For the three months ended March 31, 2003, the value of the debt component was reduced by $5 million and $2 million for Orion MidWest and Orion NY, respectively. See note 8 for information regarding our derivative financial instruments. See below for further discussion regarding our interest rate swaps.

         Orion Power's Refinanced Debt. During October 2002, the Orion Power revolving credit facility was prepaid and terminated and, as part of the same transaction, we refinanced the Orion MidWest and Orion NY credit facilities, which refinancing included an extension of the maturities by three years to October 2005. In connection with these refinancings, we applied excess cash of $145 million to prepay and terminate the Orion Power revolving credit facility and to reduce the term loans and revolving working capital facilities at Orion MidWest and Orion NY. As of the refinancing date, the amended and restated Orion MidWest credit facility included a term loan of approximately $974 million and a $75 million revolving working capital facility. As of the refinancing date, the amended and restated Orion NY credit facility included a term loan of approximately $353 million and a $30 million revolving working capital facility. The loans under each facility bear interest at LIBOR plus a margin or at a base rate plus a margin. The LIBOR margin is 2.50% during the first twelve months, 2.75% during the next six months, 3.25% for the next six months and 3.75% thereafter. The base rate margin is 1.50% during the first twelve months, 1.75% for the next six months, 2.25% for the next six months and 2.75% thereafter. The amended and restated Orion NY credit facility is secured by a first lien on a substantial portion of the assets of Orion NY and its subsidiaries (excluding certain plants). Orion MidWest and its subsidiary are guarantors of the Orion NY obligations under the amended and restated Orion NY credit agreement. Substantially all of the assets of Orion MidWest and its subsidiary are pledged, via a second lien, as collateral for this guarantee. The amended and restated Orion MidWest credit facility is, in turn, secured by a first lien on substantially all of the assets of Orion MidWest and its subsidiary. Orion NY and its subsidiaries are guarantors of the Orion MidWest obligations under the amended and restated Orion MidWest credit agreement. A substantial portion of the assets of Orion NY and its subsidiaries (excluding certain plants) are pledged, via a second lien, as collateral for this guarantee. Both the Orion MidWest and Orion NY credit facilities contain affirmative and negative covenants, including negative pledges, that must be met by each borrower under its respective facility to borrow funds or obtain letters of credit, and which require Orion MidWest and Orion NY to maintain a combined debt service coverage ratio of 1.5 to 1.0. These covenants are not anticipated to materially restrict either borrower's ability to borrow funds or obtain letters of credit under its respective credit facility. The facilities also provide for any available cash under one facility to be made available to the other borrower to meet shortfalls in the other borrower's ability to make certain payments, including operating costs. This is effected through distributions of such available cash to Orion Capital, a direct subsidiary of Orion Power formed in connection with the refinancing. Orion Capital, as indirect owner of each of Orion MidWest and Orion NY, can then contribute such cash to the other borrower. Although cash sufficient to make the November and December 2002 payments on Orion Power's 12% senior notes and 4.5% convertible senior notes (each described below) was provided in connection with the refinancing, the ability of the borrowers to make subsequent dividends to Orion Power for such interest payments or otherwise is subject to certain requirements (described below) that may restrict such dividends.

         As of December 31, 2002 and March 31, 2003, Orion MidWest had $969 million and $964 million, respectively, of term loans and $51 million and $40 million, respectively, of revolving working capital facility loans outstanding. A total of $14 million and $15 million in letters of credit were also outstanding under the Orion MidWest credit facility as of December 31, 2002 and March 31, 2003, respectively. As of December 31, 2002 and March 31, 2003, Orion NY had $351 million and $348 million, respectively, of term loans outstanding. There were no loans or letters of credit outstanding under the Orion NY working capital facility as of December 31, 2002. There were no borrowings outstanding and $15 million of letters of credit outstanding under this facility as of March 31, 2003. As of December 31, 2002, restricted cash under the Orion MidWest and the Orion NY credit facilities was $72 million and $73 million, respectively, and $27 million at Orion Capital. As of March 31, 2003, restricted cash under the Orion MidWest and the Orion NY credit facilities was $65 million and $61 million, respectively, and $14 million at Orion Capital. A certain portion of such restricted cash may be dividended to Orion Power if Orion MidWest and Orion NY have made certain prepayments and a number of distribution tests have been met, including satisfaction of certain debt service coverage ratios and the absence of events of default. These tests may restrict a dividend of such restricted cash to Orion Power. Any restricted cash which is not dividended will be applied on a quarterly basis to prepay on a pro rata basis outstanding loans at Orion MidWest and Orion NY. No distributions may be made under any circumstances after October 28, 2004. Orion MidWest's and Orion NY's obligations under the respective facilities are non-recourse to Reliant Resources.

         Liberty Credit Agreement. In July 2000, Liberty Electric Power, LLC
(LEP) and Liberty Electric PA, LLC (Liberty), indirect wholly-owned subsidiaries of Orion Power, entered into a syndicated facility that provides for (a) a construction/term loan in an amount of up to $105 million; (b) an institutional term loan in an amount of up to $165 million; (c) a revolving working capital facility for an amount of up to $5 million; and (d) a debt service reserve letter of credit facility of $17 million. The outstanding borrowings related to the Liberty credit agreement are non-recourse to Reliant Resources.

         In May 2002, the construction loans were converted to term loans. As of the conversion date, the term loans had an outstanding principal balance of $270 million, with $105 million having maturities through 2012 and the balance having maturities through 2026. On the conversion date, Orion Power made the required cash equity contribution of $30 million into Liberty, which was used to repay a like amount of equity bridge loans advanced by the lenders. A related $41 million letter of credit furnished by Orion Power as credit support was returned for cancellation. In addition, on the conversion date, a $17 million letter of credit was issued in satisfaction of Liberty's obligation to provide a debt service reserve. The facility also provides for a $5 million working capital line of credit. The debt service reserve letter of credit facility and the working capital facility expire in May 2007.

         As of March 31, 2003, amounts outstanding under the Liberty credit agreement bear interest at a floating rate, which may be either LIBOR plus 1.25% or a base rate plus 0.25%, except for the institutional term loan which bears interest at a fixed rate of 9.02%. For the floating rate term loan, the LIBOR margin is 1.25% during the first 36 months from the conversion date, 1.375% during the next 36 months and 1.625% thereafter. The base rate margin is 0.25% during the first 36 months from the conversion date, 0.375% during the next 36 months and 0.625% thereafter. The LIBOR margin for the revolving working capital facility is 1.25% during the first 36 months from the conversion date and 1.375% thereafter. The base rate margin is 0.25% during the first 36 months from the conversion date and 0.375% thereafter. As of December 31, 2002, Liberty had $103 million and $165 million of the floating rate and fixed rate portions of the facility outstanding, respectively. As of March 31, 2003, Liberty had $101 million and $165 million of the floating rate and fixed rate portions of the facility outstanding, respectively. A $17 million letter of credit was also outstanding under the Liberty credit agreement as of December 31, 2002 and March 31, 2003.

         The lenders under the Liberty credit agreement have a security interest in substantially all of the assets of Liberty. The Liberty credit agreement contains affirmative and negative covenants, including a negative pledge, that must be met to borrow funds or obtain letters of credit. Liberty is currently unable to access the working capital facility (see note 13(g)). Additionally, the Liberty credit agreement restricts Liberty's ability to, among other things, make dividend distributions unless Liberty satisfies various conditions. As of December 31, 2002 and March 31, 2003, restricted cash under the Liberty credit agreement totaled $27 million and $31 million, respectively.

         For additional information regarding the Liberty credit agreement related issues and concerns, see note 13(g). Given that we believe that it is probable that a credit agreement default will occur and thus make the obligation callable before March 31, 2004, we have classified the debt as a current liability. We, including Orion Power, would not be in default under our other current debt agreements if any credit agreement default occurs at Liberty.

         PEDFA Bonds for Seward Plant. One of our wholly-owned subsidiaries is in the process of constructing a 521 MW waste-coal fired, steam electric generation plant to be located in Indiana County, Pennsylvania. This facility, the Seward project, is directly owned by a special purpose entity, which was not consolidated as of December 31, 2002; however, due to our adoption of FIN No. 46, effective on January 1, 2003, we consolidated this special purpose entity (see note 2). Three series of tax-exempt revenue bonds relating to the Seward project have been issued by the Pennsylvania Economic Development Financing Authority (PEDFA), for a total of $300 million outstanding as of January 1, 2003 and March 31, 2003. The bonds were issued in December 2001 and April 2002. The bonds mature in December 2036. The bonds bear interest at a floating rate determined each week by the applicable remarketing agents. As of March 31, 2003, the bonds bore interest of 1.25%. Letters of credit totaling $305 million have been issued under our $2.1 billion senior secured revolver to support the bonds. The bonds are non-recourse to Reliant Resources.

         REMA Letter of Credit Facilities. REMA's lease obligations are currently supported by three letters of credit issued under three separate unsecured letter of credit facilities. See note 14(a) to our Form 10-K/A for a discussion of REMA's lease obligations. The letter of credit facilities expire in August 2003. The amount of each letter of credit is equal to an amount representing the greater of (a) the next six months' scheduled rental payments under the related lease, or (b) 50% of the scheduled rental payments due in the next twelve months under the related lease. Under the letter of credit facilities, REMA pays a letter of credit fee based on its assigned credit rating. As of March 31, 2003, the fee equaled 2.75% of the total amount of the outstanding letters of credit. As of December 31, 2002 and March 31, 2003, there were $38 million and $50 million, respectively, in letters of credit outstanding under the facilities. While these letter of credit facilities are non-recourse to Reliant Resources, REMA's subsidiaries guarantee REMA's obligations under these facilities. REMA anticipates refinancing or replacing the letter of credit facilities prior to their maturity. REMA anticipates that the terms may be more restrictive and may include higher fees, and the providers of the facilities may require security.

         Reliant Energy Channelview L.P. In 1999, Reliant Energy Channelview L.P. (Channelview), a special purpose project subsidiary of Reliant Energy Power Generation, Inc. (REPG), entered into a $475 million syndicated credit facility to finance the construction and start-up operations of an electric power generation plant located in Channelview, Texas. The maximum availability under this facility was (a) $92 million in equity bridge loans for the purpose of paying or reimbursing project costs, (b) $369 million in loans to finance the construction of the project and (c) $14 million in revolving loans for general working capital purposes.

         In November 2002, the construction loans were converted to term loans. On the conversion date, subsidiaries of REPG contributed cash equity and subordinated debt of $92 million into Channelview, which was used to repay in full the equity bridge loans advanced by the lenders. As of December 31, 2002, Channelview had $369 million and $5 million of term loans and revolving working capital facility loans outstanding, respectively. As of March 31, 2003, Channelview had $367 million and $10 million of term loans and revolving working capital facility loans outstanding, respectively. The outstanding borrowings related to the Channelview credit agreement are non-recourse to Reliant Resources. The term loans have final maturities ranging from 2017 to 2024. The revolving working capital facility matures in 2007.

         As of March 31, 2003, with the exception of two tranches which total $91 million, the term loans and revolving working capital facility loans bear a floating rate interest at the borrower's option of either (a) a base rate of prime plus a margin of 0.25% or (b) LIBOR plus a margin of 1.25%. For $256 million of the term loans and the working capital facility loans, the LIBOR margin is 1.25% during the first 60 months from the conversion date, 1.45% during the next 48 months, 1.75% during the following 48 months and 2.125% thereafter. The base rate margin is 0.25% during the first 60 months from the conversion date, 0.45% during the next 48 months, 0.75% during the following 48 months and 1.125% thereafter. For $30 million of the term loans, the LIBOR margin is 1.25% during the first 60 months from the conversion date, 1.45% during the next 48 months, 1.875% during the following 48 months and 2.25% thereafter. The base rate margin is 0.25% during the first 60 months from the conversion date, 0.45% during the next 48 months, 0.875% during the following 48 months and 1.25% thereafter. One tranche of $16 million bears a floating rate interest at the borrower's option of either (a) a base rate plus a margin of 2.407% or (b) LIBOR plus a margin of 3.407% throughout its term. A second tranche of $75 million bears interest at a fixed rate of 9.547% throughout its term.

         Obligations under the term loans and revolving working capital facility are secured by substantially all of the assets of the borrower. The Channelview credit agreement contains affirmative and negative covenants, including a negative pledge, that must be met to borrow funds. These covenants are not anticipated to materially restrict Channelview's ability to borrow funds under the credit facility. The Channelview credit agreement allows Channelview to pay dividends or make restricted payments only if specified conditions are satisfied, including maintaining specified debt service coverage ratios and debt service reserve account balances. As of December 31, 2002 and March 31, 2003, restricted cash under the credit agreement totaled $13 million.

(b)  OTHER DEBT.

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

(c)  INTEREST RATE DERIVATIVE INSTRUMENTS AND WARRANTS.

         As discussed above in (a), we issued to the lenders 20,373,326 warrants to acquire shares of our common stock. The fair value of the warrants issued of $15 million was determined using a binomial model created by outside consultants. The value is recorded as a discount to debt and an increase to additional paid-in capital. The debt discount will be amortized to interest expense using the effective interest method over the life of the related debt.

         Certain of our subsidiaries are party to interest rate swap contracts with an aggregate notional amount of $1.1 billion as of December 31, 2002 and March 31, 2003 that fix the interest rate applicable to floating rate long-term debt. As of March 31, 2003, floating rate LIBOR-based interest payments are exchanged for weighted fixed rate interest payments of 6.96%. These swaps qualify as cash flow hedges under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the statements of consolidated operations over the term of the swap agreements. See note 8 for further discussion of our cash flow hedges.

         In January 2002, we entered into forward-starting interest rate swaps having an aggregate notional amount of $1.0 billion to hedge the interest rate on a portion of future offerings of long-term fixed-rate notes. On May 9, 2002, we liquidated $500 million notional amount of these forward-starting interest rate swaps. The liquidation of these swaps resulted in a loss of $3 million, which was recorded in accumulated other comprehensive loss and is being amortized into interest expense in the same period during which the forecasted interest payment affects earnings. In November 2002, we liquidated the remaining $500 million notional amount of swaps at a loss of $52 million that was recorded in accumulated other comprehensive loss and is being amortized into interest expense in the same period during which the forecasted interest payment affects earnings. At March 31, 2003, the unamortized balance of such loss was $39 million.

         During January 2003, we purchased three-month LIBOR interest rate caps to hedge our future floating rate risk associated with various credit facilities. We have hedged $4.0 billion for the period from July 1 to December 31, 2003, $3.0 billion for 2004 and $1.5 billion for 2005. The LIBOR interest rates are capped at a weighted average rate of 2.06% for the period from July 1 to December 31, 2003, 3.18% for 2004 and 4.35% for 2005. These interest rate caps qualify for hedge accounting under SFAS No. 133 with any changes in fair market value recorded to other comprehensive income (loss) and any ineffectiveness recorded to net income/loss. We recorded ineffectiveness of $2 million in interest expense during the three months ended March 31, 2003 on these interest rate caps.

(11) STOCKHOLDERS' EQUITY

(a)  TREASURY STOCK PURCHASES.

         On December 6, 2001, Reliant Resources' board of directors authorized the purchase of up to an additional 10 million shares of its common stock through June 2003, bringing the total shares authorized for purchase to 21 million, of which 11 million had previously been purchased. Any purchases are to be made on a discretionary basis in the open market or otherwise at times and in amounts as determined by management subject to market conditions, legal requirements and other factors. Since December 6, 2001, Reliant Resources has not purchased any shares of its common stock under this program. Based on the refinancing of certain credit facilities in March 2003, Reliant Resources is restricted from purchasing its common stock, other than in connection with its various employee benefit plans; see note 10.

(b)  TREASURY STOCK ISSUANCES AND TRANSFERS.

         During the three months ended March 31, 2002 and 2003, we issued 550,781 shares and 717,931 shares, respectively, of treasury stock to employees under our employee stock purchase plan. In addition, during the three months ended March 31, 2003, we transferred 725,877 shares of treasury stock to our savings plans and 82,713 shares of treasury stock to fund a portion of our long-term incentive awards.

(12)  EARNINGS PER SHARE

         The following table presents our basic and diluted earnings (loss) per share (EPS) calculation.

                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------------
                                                                         2002              2003
                                                                     ----------------    ----------------
                                                                             (SHARES IN THOUSANDS)
Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding ..............................            289,336             291,438
  Plus: Incremental shares from assumed conversions:
    Stock options ................................................                297                  --
    Restricted stock .............................................                378                  --
    Employee stock purchase plan .................................                 25                  --
                                                                     ----------------    ----------------
  Weighted average shares assuming dilution ......................            290,036             291,438
                                                                     ================    ================

Basic and Diluted EPS:
  Income (loss) from continuing operations .......................   $           0.28    $          (0.16)
  Discontinued operations, net of tax ............................               0.05               (1.31)
                                                                     ----------------    ----------------
  Income (loss) before cumulative effect of accounting changes ...               0.33               (1.47)
  Cumulative effect of accounting changes, net of tax ............              (0.81)              (0.08)
                                                                     ----------------    ----------------
  Net loss .......................................................   $          (0.48)   $          (1.55)
                                                                     ================    ================

         For the three months ended March 31, 2002, the computation of diluted EPS excludes purchase options for 8,359,907 shares of common stock that have an exercise price (ranging from $15.33 - $34.03 per share) greater than the per share average market price ($13.73) for the period and would thus be anti-dilutive if exercised. For the three months ended March 31, 2003, as we incurred a loss from continuing operations, we do not assume any potentially dilutive shares in the computation of diluted EPS. The computation of diluted EPS excludes incremental shares from assumed conversions for stock options of 37,737 shares, restricted stock of 894,303 shares and employee stock purchase plan rights of 173,724 shares for the three months ended March 31, 2003. The computation of diluted EPS also excludes an adjustment to net loss and weighted average shares outstanding for the warrants issued in connection with our March 2003 refinancing (see note 10(c)) as we incurred a loss from continuing operations. The incremental shares from assumed conversions exclude purchase options for 18,617,447 shares of common stock that have an exercise price (ranging from $4.01 to $34.03 per share) greater than the average market price ($3.97) for the period and would thus be anti-dilutive if exercised.

(13) COMMITMENTS AND CONTINGENCIES

(a)  CONSTRUCTION AGENCY AGREEMENTS SPECIAL PURPOSE ENTITIES.

         In 2001, we, through several of our subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. We did not consolidate the special purpose entities as of December 31, 2002. Due to the early adoption of FIN No. 46 (as explained in note 2), we consolidated these special purpose entities effective January 1, 2003. As of January 1, 2003, we consolidated property, plant and equipment of $1.3 billion, net other assets of $3 million and secured debt obligations of $1.3 billion. As of January 1, 2003, $1.0 billion of the debt obligations outstanding bore interest at LIBOR plus a margin of 2.25%, while the remaining $0.3 billion of the debt obligations outstanding bore interest at a weekly floating interest rate.

         The special purpose entities' construction agency agreements and the related guarantees were terminated and the related credit agreement was refinanced as part of the refinancing in March 2003. See note 14(b) to our Form 10-K/A for additional information on the special purpose entities' financing agreement, the construction agency agreements and the related guarantees. For information regarding the refinancing, see note 10.

(b)  PAYMENT TO CENTERPOINT IN 2004.

         We may be required to make a payment to CenterPoint in 2004 to the extent the affiliated retail electric provider's price to beat for providing retail electric service to residential and small commercial customers in CenterPoint's Houston service territory during 2002 and 2003 exceeds the market price of electricity. This payment is required by the Texas electric restructuring law, unless the PUCT determines, on or prior to January 1, 2004, that 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within CenterPoint's Houston service territory is committed to be served by retail electric providers other than us. This amount will not exceed $150 per customer, multiplied by the number of residential or small commercial customers, as the case may be, that we serve on January 1, 2004 in CenterPoint's Houston service territory, less the number of residential or small commercial electric customers, as the case may be, we serve in other areas of Texas. Currently, we believe it is probable that we will be required to make such payment to CenterPoint related to our residential customers. We believe that the payment related to our residential customers will be in the range of $160 million to $190 million (pre-tax), with a most probable estimate of $175 million. We will recognize the total obligation over the period we recognize the related revenues based on the difference between the amount of the price to beat and the estimated market price of electricity multiplied by the estimated energy sold through January 1, 2004 not to exceed the maximum cap of $150 per customer. We recognized $128 million (pre-tax) during the third and fourth quarters of 2002 and $47 million for the three months ended March 31, 2003 for a total accrual of $175 million as of March 31, 2003. Through March 31, 2003, we have accrued up to the maximum of $150 per customer. In the future, we will revise our estimates of this payment as additional information about the market share that will be served by us and other retail electric providers on January 1, 2004 becomes available and we will adjust the related accrual at that time.

         Currently, we believe that the 40% test for small commercial customers will be met and we will not make a payment related to those customers. If the 40% test is not met related to our small commercial customers and a payment is required, we estimate this payment would be approximately $30 million.

(c)  GUARANTEES.

         We have issued a guarantee on behalf of another entity that provides financial assurance to third parties.

         The following table details our guarantee, including the maximum potential amount of future payments, assets held as collateral and the carrying amount of the liability recorded on our consolidated balance sheet, if applicable, as of March 31, 2003:

                                                                                                       CARRYING AMOUNT
                                                                                                        OF LIABILITY
                                                                     MAXIMUM                             RECORDED ON
                                                                 POTENTIAL AMOUNT    ASSETS HELD AS     CONSOLIDATED
TYPE OF GUARANTEE                                               OF FUTURE PAYMENTS     COLLATERAL       BALANCE SHEET
                                                                ------------------   --------------   ------------------
                                                                                     (IN MILLIONS)
Non-qualified benefits of CenterPoint's retirees (1) .......... $               57   $           --   $               --
                                                                ------------------   --------------   ------------------
  Total guarantees ............................................ $               57   $           --   $               --
                                                                ==================   ==============   ==================

----------------

(1) We have guaranteed, in the event CenterPoint becomes insolvent, certain non-qualified benefits of CenterPoint's and its subsidiaries' existing retirees at the Distribution.

         We believe the likelihood that we would be required to perform or otherwise incur any significant losses associated with this guarantee is remote.

         We have entered into contracts that include indemnification provisions as a routine part of our business activities. Examples of these contracts include asset purchase and sale agreements, commodity purchase and sale agreements, operating agreements, lease agreements, procurement agreements and certain debt agreements. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract and/or against third party liabilities. In the case of commodity purchase and sale agreements, generally damages are limited through liquidated damages clauses whereby the parties agree to establish damages as the costs of covering any breached performance obligations. In the case of debt agreements, we generally indemnify against liabilities that arise from the preparation, entry into, administration or enforcement of the agreement. Under our indemnifications, the maximum potential amount is not estimable given that the magnitude of any claims under the indemnifications would be a function of the extent of damages actually incurred, which is not practicable to estimate unless and until the event occurs. We consider the likelihood of making any material payments under these provisions to be remote.

(d)  ENVIRONMENTAL AND LEGAL MATTERS.

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

         California Class Actions. We, as well as certain of our former officers, have been named as defendants in a number of class action lawsuits in California. The plaintiffs allege that we conspired to increase the price of wholesale electricity in California in violation of California's antitrust and unfair and unlawful business practices laws. The lawsuits seek injunctive relief, treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. In general, these lawsuits can be segregated into two groups based on their pre-trial status. The first group consists of (a) three lawsuits filed in the Superior Court of the State of California, San Diego County filed on November 27, 2000, November 29, 2000 and January 16, 2001; (b) two lawsuits filed in the Superior Court of the State of California, San Francisco County on January 18, 2001 and January 24, 2001; and (c) one lawsuit filed in the Superior Court of the State of California, Los Angeles County on May 2, 2001. These six lawsuits were consolidated and removed to the United States District Court for the Southern District of California. In December 2002, the court ordered these six lawsuits be remanded to state court for further consideration. We, and our co-defendants, filed a petition with the United States Court of Appeals for the Ninth Circuit seeking a review of the order to remand. The petition is under consideration by the court. The second group consists of two lawsuits filed in the Superior Court of the State of California, San Mateo County filed on April 23, 2002 and May 15, 2002, two lawsuits filed in the Superior Court of the State of California, San Francisco County on May 14, 2002 and May 24, 2002, two lawsuits filed in the Superior Court of the State of California, Alameda County on May 21, 2002, one lawsuit filed in the Superior Court of the State of California, San Joaquin County on May 10, 2002 and one lawsuit filed in the Superior Court of the State of California, Los Angeles County on October 18, 2002. These eight lawsuits were consolidated in the United States District Courts, six of which were removed to the United States District Court for the Northern District of California, one was removed to the United States District Court for the Eastern District of California, and one was removed to the United States District Court for the Central District of California. Additionally, on July 15, 2002, the Snohomish County Public Utility District filed a class action lawsuit against us in United States District Court for the Central District of California. In January 2003, the court granted our motion to dismiss this lawsuit on the grounds that the plaintiffs' claims are barred by federal preemption and the FERC filed rate doctrine. The plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit.

         On April 16, 2003, a class action lawsuit was filed against us and one of our employees in the Superior Court of the State of California, Los Angeles County. The plaintiffs allege that we engaged in unfair, unlawful and fraudulent business practices and entered into certain contracts in furtherance of a conspiracy to increase the price of natural gas in California in violation of the Cartwright Act and California's antitrust and unfair and unlawful business practices laws. The lawsuit seeks injunctive and declaratory relief, treble the amounts of damages, restitution, disgorgement of unjust enrichment, costs of suit and attorneys' fees.

         On May 1, 2003, a class action lawsuit was filed against us in the Superior Court of the State of California, San Diego County. The plaintiffs allege that we engaged in unfair, unlawful and fraudulent business practices by manipulating energy markets in California and the West. The action is brought on behalf of all persons and businesses residing in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana. The lawsuit seeks injunctive relief, treble the amount of damages, restitution, costs of suit and attorneys' fees.

         Oregon Class Actions. On December 16, 2002, a class action lawsuit was filed against us in the Circuit Court of the State of Oregon, County of Multnomah. The plaintiffs allege that we conspired to increase the price of wholesale electricity in Oregon in violation of Oregon's consumer protection, fraud and negligence laws. The lawsuit seeks injunctive relief, treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. This lawsuit was removed to the United States District Court for the Northern District of California. On May 2, 2003, the plaintiffs filed a motion to dismiss this case without prejudice. On May 5, 2003, the presiding judge entered an order dismissing the case without prejudice.

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

         On April 15, 2002, the California Attorney General and the California Department of Water Resources (CDWR) filed a lawsuit against us in the United States District Court for the Northern District of California. The plaintiffs allege that our acquisition of electric generating facilities from Southern California Edison in 1998 violated Section 7 of the Clayton Act, which prohibits mergers or acquisitions that substantially lessen competition. The lawsuit alleges that the acquisitions gave us market power, which we then exercised to overcharge California consumers for electricity. The lawsuit seeks injunctive relief against alleged unfair competition, divestiture of our California facilities, disgorgement of alleged illegal profits, damages, and civil penalties for each alleged exercise of illegal market power. In March 2003, the court dismissed the plaintiffs' claim for damages and Section 7 of the Clayton Act but declined to dismiss the plaintiffs' injunctive claim for divestiture of our California facilities.

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

         In June 2002, the SEC advised us that it had issued a formal order in connection with its investigation of our financial reporting, internal controls and related matters. The investigation is focused on our round trip trades and certain structured transactions. We cooperated with the SEC staff. On May 12, 2003, we consented, without admitting or denying the SEC's findings, to the entry of an administrative cease-and-desist order obligating us to avoid future violations of certain provisions of the federal securities laws. The SEC did not assess any monetary penalties or fines relating to the order.

         As part of the Commodity Futures Trading Commission's (CFTC) industry-wide investigation of round trip trading, the CFTC has subpoenaed documents, requested information and conducted discovery relating to our natural gas and power trading activities, including round trip trades and alleged price manipulation, occurring since January 1999. The CFTC is also looking into the facts and circumstances surrounding certain events in June 2000 that were the subject of a settlement with FERC in January 2003 described below. We are cooperating with the CFTC staff.

         On March 26, 2003, the FERC staff issued a report entitled "Final Report on Price Manipulation in Western Markets," which expanded and finalized the FERC staff's August 13, 2002 initial report. Certain findings, conclusions and observations in the FERC staff report, if adopted or otherwise acted on by the FERC, could have a material adverse effect on us. The report recommends the institution of proceedings directing certain entities, including us, to show cause why bids submitted in markets operated by the Cal ISO and California Power Exchange (Cal PX) from May to October 2000 did not constitute economic withholding or inflated bidding in violation of the Cal ISO and Cal PX tariffs. If adopted, such proceedings could require a disgorgement of revenues related to some sales for the period May to October 2000. The report also recommends the institution of proceedings directing certain entities, including us, to show cause why certain behavior identified in a January 6, 2003 report by the Cal ISO, entitled "Analysis of Trading and Scheduling Strategies Described in the Enron Memos," did not constitute gaming in violation of the tariffs of the Cal ISO and Cal PX, and if adopted, such proceedings could require a disgorgement of revenues from certain transactions from the period January 1, 2000 through June 21, 2001, which the Cal ISO report identified as an amount less than $30.00 potentially attributable to us. We will have an opportunity to provide comments on these recommendations before formal proceedings are commenced. Finally, the report recommends that certain entities, including us, demonstrate that we no longer sell natural gas at wholesale or have instituted certain practices with regards to reporting natural gas price information, have disciplined employees that participated in manipulation or attempted manipulation of public price indices, and are cooperating fully with any government agency investigating our prior price reporting practices. On April 30, 2003, the FERC issued an order requiring these entities to demonstrate these items by June 16, 2003.

         Also on March 26, 2003, the FERC instituted proceedings directing our trading company and BP Energy Company (BP) to show cause why each company's market-based rate authority should not be revoked. These proceedings arose in connection with certain actions taken by one of our traders and one of BP's traders relating to sales of electricity at the Palo Verde hub. If FERC were to prospectively revoke our trading company's market-based rate authority, it could have a material adverse effect on us. We have responded to the FERC and contested the FERC's proposed remedy for the alleged conduct.

         On January 31, 2003, in connection with the FERC's investigation of potential manipulation of electricity and natural gas prices in the Western United States, the FERC approved a stipulation and consent agreement between the FERC staff and us relating to certain actions taken by some of our traders over a two-day period in June 2000. Under the agreement, we agreed to pay $14 million (expensed in the fourth quarter of 2002 and paid in February 2003) directly to customers of the Cal PX and certain other terms, including a requirement to abide by a must offer obligation to submit bids for all of our uncommitted, available capacity from our plants located in California into a California spot market one additional year following termination of our existing must offer obligation or until December 31, 2006, whichever is later.

         We have received subpoenas and informal requests for information from the United States Attorney for the Southern District of New York and the Northern District of California for documents, interviews and other information pertaining to the round trip trades, and our energy trading activities. We are cooperating with both offices of the United States Attorney.

         Shareholder Class Actions. We, as well as certain of our former officers and directors, have been named as defendants in 11 class action lawsuits filed on behalf of purchasers of our securities and the securities of CenterPoint. CenterPoint is also named as a defendant in three of the lawsuits. Two of the lawsuits name as defendants the underwriters of our IPO, which we have agreed to indemnify. One of those two lawsuits names our independent auditors as a defendant. The dates of filing of these lawsuits are as follows: two lawsuits on May 15, 2002; two lawsuits on May 16, 2002; one lawsuit on May 17, 2002; one lawsuit on May 20, 2002; one lawsuit on May 21, 2002; one lawsuit on May 23, 2002; one lawsuit on June 19, 2002; one lawsuit on June 20, 2002; and one lawsuit on July 1, 2002. Ten of the lawsuits were filed in the United States District Court, Southern District of Texas, Houston Division. One lawsuit was filed in the United States District Court, Eastern District of Texas, Texarkana Division and subsequently transferred to the United States District Court, Southern District of Texas, Houston Division. The lawsuits allege that the defendants overstated revenues by including transactions involving the purchase and sale of commodities with the same counterparty at the same price and that we improperly accounted for certain other transactions. The lawsuits seek monetary damages and, in one of the lawsuits rescission, on behalf of a supposed class. In eight of the lawsuits, the class is composed of persons who purchased or otherwise acquired our securities and/or the securities of CenterPoint during specified class periods. The three lawsuits that include CenterPoint as a named defendant were also filed on behalf of purchasers of our securities and/or the securities of CenterPoint during specified class periods.

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

         Shareholder Derivative Actions. On May 17, 2002, a derivative lawsuit was filed against our directors and independent auditors in the 269th Judicial District, Harris County, Texas. The lawsuit alleges that the defendants breached their fiduciary duties to us. The shareholder plaintiff alleges that the defendants caused us to conduct our business in an imprudent and unlawful manner, including allegedly failing to implement and maintain an adequate internal accounting control system, engaging in transactions involving the purchase and sale of commodities with the same counterparty at the same price, and disseminating materially misleading and inaccurate information regarding our revenue and trading volume. The lawsuit seeks monetary damages on behalf of us.

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

Environmental Matters.

         REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire REMA (see note 5(b)), we became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward Generating Station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of March 31, 2003, REMA had liabilities associated with six future ash disposal site closures and six current site investigations and environmental remediations. We have recorded our estimate of these environmental liabilities in the amount of $31 million as of March 31, 2003. We expect approximately $13 million will be paid over the next five years.

         Orion Power Environmental Contingencies. In connection with Orion Power's acquisition of 70 hydro plants in northern and central New York and four gas-fired or oil-fired plants in New York City, Orion Power assumed the liability for the estimated cost of environmental remediation at several properties. Orion Power developed remediation plans for each of these properties and entered into Consent Orders with the New York State Department of Environmental Conservation at three New York City sites and one hydro site for releases of petroleum and other substances by the prior owners. As of March 31, 2003, the undiscounted liability assumed and recorded by us for these assets was approximately $8 million, which we expect to pay out through 2006.

         In connection with the acquisition of Midwest assets by Orion Power, Orion Power became responsible for the liability associated with the closure of three ash disposal sites in Pennsylvania. As of March 31, 2003, the liability assumed and recorded by us for these disposal sites was approximately $11 million, with $1 million to be paid over the next five years.

Other Matters.

         We are involved in other legal and environmental proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. We believe that the effects on our interim financial statements, if any, from the disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

(e)  CALIFORNIA ENERGY SALES CREDIT AND REFUND PROVISIONS.

         During portions of 2000 and 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreased net electric imports and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen at 10% below 1996 levels for two of California's public utilities, Pacific Gas and Electric (PG&E) and Southern California Edison Company (SCE), until rates were raised by the California Public Utilities Commission early in 2001. Due to the disparity between wholesale and retail rates, the credit ratings of PG&E and SCE fell below investment grade. Additionally, PG&E filed for protection under the bankruptcy laws in April 2001. As a result, PG&E and SCE were no longer considered creditworthy, and from January 17, 2001 through March 31, 2003, did not directly purchase power from third-party suppliers through the Cal ISO to serve that portion of the power demand that could not be met from their own supply sources (net short load). Pursuant to emergency legislation enacted by the California legislature, the CDWR negotiated and purchased power through short and long-term contracts and through real-time markets operated by the Cal ISO to serve the net short load requirements of PG&E and SCE. In December 2001, the CDWR began making payments to the Cal ISO for real-time transactions. In May 2002, the FERC issued an order stating that wholesale suppliers, including us, should receive interest payments on past due amounts owed by the Cal ISO and the CDWR. As a result, we recorded $5 million and $9 million of net interest receivable during 2002 and for the three months ended March 31, 2003, respectively, as discussed below. The CDWR has now made payment through the Cal ISO for its real-time energy deliveries subsequent to January 17, 2001, although the Cal ISO's distribution of the CDWR's payment for the month of January 2001, and the allocation of interest to past due amounts, are the subjects of motions that we have filed with the FERC objecting to the Cal ISO's failure to allocate the January payment and interest solely to post January 17, 2001 transactions. In addition, we are prosecuting a lawsuit in California to recover the market value of forward contracts seized by California Governor Gray Davis in violation of the Federal Power Act. Governor Davis' actions prevented the liquidation of the contracts by the Cal PX to satisfy the outstanding obligations of SCE and PG&E to wholesale suppliers, including us. The timing and ultimate resolution of this claim is uncertain at this time.

         California Credit Provision. We were owed total receivables, including interest, of $120 million (net of estimated refund provision of $191 million) and $221 million (net of estimated refund provision of $104 million) as of December 31, 2002 and March 31, 2003, respectively, by the Cal ISO, the Cal PX, the CDWR, and California Energy Resources Scheduler for energy sales in the California wholesale market during the fourth quarter of 2000 through March 31, 2003. From April 1, 2003 through May 1, 2003, we have collected $19 million of these receivable balances.

         During 2000 and 2001, we recorded net pre-tax credit provisions against receivable balances related to energy sales in California of $39 million and $29 million, respectively. As of December 31, 2001, we had a pre-tax credit provision of $68 million against receivable balances related to energy sales in the California market. During 2002, $62 million ($33 million during the three months ended March 31, 2002) of a previously accrued credit provision for energy sales in California was reversed. The reversal resulted from collections of outstanding receivables during the period, a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the Cal PX and due to the write-off of receivables as a result of a May 15, 2002 FERC order and related interpretations and a March 26, 2003 FERC order on proposed findings on refund liability, discussed below. During the three months ended March 31, 2003, we recorded an additional credit provision of $12 million due to the reversal of refund provisions as discussed below. As of December 31, 2002 and March 31, 2003, we had a remaining pre-tax credit provision of $6 million and $18 million, respectively, against these receivable balances. We will continue to assess the collectability of these receivables based on further developments.

         FERC Refunds. In response to the filing of a number of complaints challenging the level of wholesale prices in California, the FERC initiated a staff investigation and issued a number of orders implementing a series of wholesale market reforms. In these orders, the FERC also instituted refund proceedings, described below. Prior to proposing a methodology for calculating refunds in the refund proceeding discussed below, the FERC identified amounts charged by us for sales in California to the Cal ISO and the Cal PX for the period January 1, 2001 through June 19, 2001 as being subject to possible refunds. Accordingly, during 2001, we accrued refunds of $15 million.

         The FERC issued an order in July 2001 adopting a refund methodology and initiating a hearing schedule to determine (a) revised mitigated prices for each hour from October 2, 2000 through June 20, 2001, (b) the amount owed in refunds by each electric wholesale supplier according to the methodology and (c) the amount currently owed to each electric wholesale supplier. The FERC issued an order on March 26, 2003, adopting in most respects the proposed findings of the presiding administrative law judge that had been issued in December 2002 following a hearing to apply the refund formula. The most consequential change involved the adoption of a different methodology for determining the gas price component of the refund formula. Instead of using California border daily gas indices, the FERC ordered the use of a proxy gas price based on producing area daily price indices plus the posted transportation costs. In addition, the order allows generators to petition for a reduction of the refund calculation upon a submittal to the FERC of their actual gas costs and subsequent FERC approval. Based on the proposed findings of the administrative law judge, discussed above, adjusted for the March 2003 FERC decision to revise the methodology for determining the gas price component of the formula, we estimate our refund obligation to be between approximately $104 million and $230 million for energy sales in California. The low range of our estimate is based on a refund calculation using a methodology established by the FERC in late March 2003 and clarified in April 2003. This methodology calculates in a reduction in the total FERC refund based on the actual cost paid for gas over the proposed proxy gas price. The high range of our estimate of the refund obligation assumes that the refund obligation is not adjusted for the actual cost paid for gas over the proposed proxy gas price. Our estimate of the range will be revised further upon subsequent action by the FERC or as additional information becomes available. We cannot currently predict whether that will result in an increase or decrease in our high and low points in the range. During 2002, we recorded reserves for refunds of $176 million ($0 during the three months ended March 31, 2002) related to energy sales in California. As discussed above, $15 million was recognized during 2001. During the three months ended March 31, 2003, we reversed $87 million of previously recorded refund provisions due to additional clarification received from the FERC and other information received in April 2003. As of December 31, 2002 and March 31, 2003, our reserve for refunds related to energy sales in California is $191 million and $104 million, respectively. The California refunds will likely be offset against unpaid amounts owed to us for our prior sales in California.

         Interest Calculation. In the fourth quarter of 2002, we recorded net interest income of $5 million based on the December 2002 findings of the presiding administrative law judge. During the three months ended March 31, 2003, we recorded net interest income of $9 million. The net interest income was estimated using the low end of the potential refund, the receivable balance outstanding, and the quarterly interest rates for the applicable time period designated by the FERC.

(f)  RELIANT ENERGY DESERT BASIN CONTINGENCY.

         One of our subsidiaries, Reliant Energy Desert Basin, LLC (REDB), sells power to Salt River Project (SRP) under a long-term power purchase agreement. Reliant Resources guarantees certain of REDB's obligations under the agreement. In the event we are downgraded to below investment grade by two major ratings agencies, SRP can request performance assurance in the form of cash or a letter of credit from REDB under the agreement or us under the guarantee. The total amount of performance assurance cannot exceed $150 million. In September 2002, following our downgrade to below investment grade by two rating agencies, SRP requested performance assurance from us and REDB in the aggregate amount of $150 million. We informed SRP that the agreement does not stipulate the amount of performance assurance required in the event of a credit downgrade. We also communicated to SRP that under prevailing market conditions and after giving effect to other factors, a letter of credit in the amount of $3 million would provide commercially reasonable assurance of REDB's ability to perform its obligations under the agreement. Accordingly, we provided SRP with a $3 million letter of credit. SRP subsequently notified us that it deemed the amount inadequate and returned the letter of credit to us. SRP has alleged that we breached the agreement by failing to provide the requested $150 million letter of credit. We have communicated to SRP that we remain of the opinion that the provision of a $3 million letter of credit fulfills the obligation of us and REDB to provide performance assurance and that SRP would be in breach of the agreement and liable to REDB for damages if it were to terminate the agreement based on our refusal to provide performance assurance in the amount of $150 million. As of May 1, 2003, we have not received any form of correspondence from SRP since 2002 and neither SRP nor we have taken steps to terminate the agreement.

(g)  TOLLING AGREEMENT FOR LIBERTY'S ELECTRIC GENERATING STATION.

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

         The tolling agreement requires PGET to maintain guarantees, issued by entities having investment grade credit ratings, for its obligations under the tolling agreement. During 2002, several rating agencies downgraded to sub-investment grade the debt of the two guarantors of PGET, PG&E National Energy Group, Inc. and PG&E Gas

Transmission Northwest Corp. Due to the fact that PGET did not post replacement security within the period required under the tolling agreement, the downgrade constitutes an event of default by PGET under the tolling agreement. The Liberty credit facility restricts the ability of LEP to terminate the tolling agreement. There is also a requirement in the Liberty credit facility that Liberty and LEP enforce all of their respective rights under the tolling agreement. Liberty and LEP have received a waiver from the lenders under the Liberty credit facility from the requirement that they enforce all of their respective rights under the tolling agreement. In return for this waiver, Liberty and LEP have agreed that for the term of the waiver, they would not be able to make draws on the working capital facility that is available under the Liberty credit facility. The current waiver expires on June 30, 2003. There is no assurance that Liberty and LEP will be able to receive any waiver extension. If Liberty is unable to obtain an extension to the waiver, then the lenders may claim that Liberty is in breach and, if said breach is not cured, that there is an event of default under the Liberty credit facility.

         In addition, on August 19, 2002, and September 10, 2002, PGET notified LEP that it believed LEP had violated the tolling agreement by not following PGET's instructions relating to the dispatch of the Liberty station during specified periods. The September 10, 2002 letter also claims that LEP did not timely provide PGET with certain information to make a necessary FERC filing. While LEP does not agree with PGET's interpretation of the tolling agreement regarding the dispatch issue, LEP agreed to (a) compensate PGET approximately $17,000 for the alleged damages attributable to the claims raised in the August 19, 2002 letter and (b) treat several hours of plant outages as forced outages for purposes of the tolling agreement, thereby resolving the issues raised in the August 19 letter (which compensation and treatment are not believed to be material). The tolling agreement generally provides that covenant-related defaults must be cured within 30 business days or they will (if material) result in an event of default, entitling the non-defaulting party to terminate. PGET has extended this cure period (relating to the September 10, 2002 letter) to June 9, 2003. LEP has made the necessary FERC filing and is in negotiations with PGET regarding financial settlement for this issue for approximately $1 million. Further, LEP also believes that it has settled the monetary impact of any violation relating to the dispatch issue. While there can be no assurances as to the outcome of this matter, LEP believes that it will be able to resolve the issues raised in the September 10, 2002 letter without causing an event of default under the tolling agreement. However, if LEP is unable to resolve the issues and PGET declares an event of default, then PGET would be in a position to terminate the tolling agreement. In addition to the material adverse effect such a termination would have on Liberty as discussed below, such a termination would give PGET the right to draw, to the extent it had suffered any damages, on the $35 million letter of credit posted by Reliant Resources on behalf of LEP under the tolling agreement.

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

         No assurance can be given that LEP would have sufficient cash flow to pay all of its expenses or enable Liberty to make interest and scheduled principal payments under the Liberty credit facility as they become due if the tolling agreement is terminated. The termination of the tolling agreement may cause both Liberty and LEP to seek other alternatives, including reorganization under the bankruptcy laws. We, including Orion Power, would not be in default under our other current debt agreements if any of these events occur at Liberty.

         As of March 31, 2003, the combined net book value of LEP and Liberty was $367 million, excluding the non-recourse debt obligations of $266 million.

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

(14) RECEIVABLES FACILITY

         In July 2002, we entered into a receivables facility arrangement with a financial institution to sell an undivided interest in our accounts receivable and accrued unbilled revenues from residential and small commercial retail electric customers under which, on an ongoing basis, the financial institution could invest a maximum of $250 million for its interest in such receivables. In November 2002, the maximum amount of the receivables facility was reduced to $200 million. In February 2003, this was further reduced to $125 million (see below). The receivables facility may be increased on a seasonal basis, subject to the availability of receivables and approval by the participating financial institution.

         This receivables facility expires in July 2003 and may be renewed at our option and the option of the financial institution participating in the facility. If the receivables facility is not renewed on its termination date, the collections from the receivables purchased will repay the financial institution's investment and no new receivables will be purchased under the receivables facility. There can be no assurance that the financial institution participating in the receivables facility will agree to a renewal.

         We received net proceeds in an initial amount of $230 million at the inception of this receivables facility. The amount of funding available to us under the receivables facility will fluctuate based on the amount of receivables available, which in turn, is affected by seasonal changes in demand for electricity and by the performance of the receivables portfolio. As of December 31, 2002 and March 31, 2003, the amount of funding outstanding under our receivables facility was $95 million and $84 million, respectively.

         Pursuant to the receivables facility, we formed a qualified special purpose entity (QSPE), as a bankruptcy remote subsidiary. The QSPE was formed for the sole purpose of buying and selling receivables generated by us. The QSPE is a separate entity and its assets will be available first and foremost to satisfy the claims of its creditors. We, irrevocably and without recourse, transfer receivables to the QSPE. We continue to service the receivables and receive a fee of 0.5% of cash collected. We received total fees of $3 million for the three months ended March 31, 2003. We have no servicing assets or liabilities, because servicing fees are based on actual costs associated with collection of accounts receivable. The QSPE, in turn, sells an undivided interest in these receivables to the participating financial institution. We are not ultimately liable for any failure of payment of the obligors on the receivables. We have, however, guaranteed the performance obligations of the sellers and the servicing of the receivables under the related documents.

         The two-step transaction described in the above paragraph is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and as a result the related receivables are excluded from the consolidated balance sheet. Cost associated with the sale of receivables, $3 million for the three months ended March 31, 2003, primarily the discount and loss on sale, is included in other expense in our statement of consolidated operations. As of December 31, 2002 and March 31, 2003, $277 million and $201 million, respectively, of the outstanding receivables had been sold and the sales have been reflected as a reduction of accounts receivable in our consolidated balance sheets. We have notes receivable from the QSPE of approximately $170 million and $96 million at December 31, 2002 and March 31, 2003, respectively, which are included in our consolidated balance sheets. These notes are calculated as the amount of receivables sold to the QSPE, less the interest in the receivables sold by the QSPE to the financial institution, and the equity investment in the QSPE, which is equal to 3% of the receivables balance. At December 31, 2002 and March 31, 2003, the equity investment balance was $8 million and $6 million, respectively. These notes were pledged to the lenders in the March 2003 refinancing of certain of our credit facilities, see note 10.

         The book value of the accounts receivable is offset by the amount of the allowance for doubtful accounts and customer security deposits. A discount rate of 5.03% was applied to projected cash collections over a 6-month period. Our collection experience indicated that 98% of the accounts receivables would be collected within a 6-month period.

         On December 2, 2002, we notified the financial institution under the receivables facility of two violations of certain compliance ratio tests that are considered amortization events whereby the financial institution has the right to liquidate the receivables it owns to collect the total amount outstanding under the terms of the receivables facility. On February 7, 2003, we were granted an amendment to our receivables facility and a waiver of these two compliance ratio violations from the financial institution. As part of the amendment and waiver, the maximum amount of the receivables facility was reduced from $200 million to $125 million.

         In addition, an amortization event was added that required us to attain by February 17, 2003 either: (a) a consensual refinancing of certain credit facilities or (b) another financing commitment. We received waivers of this amortization event until March 31, 2003; our March 2003 refinancing satisfied this condition (see note 10).

(15) BANKRUPTCY OF ENRON CORP AND ITS AFFILIATES

         During the fourth quarter of 2001, Enron filed a voluntary petition for bankruptcy. Accordingly, we recorded an $85 million provision, comprised of provisions against 100% of receivables of $88 million and net non-trading derivative balances of $52 million, offset by our net trading and marketing liabilities to Enron of $55 million.

         The non-trading derivatives with Enron were designated as cash flow hedges (see note 8). The unrealized net gain on these derivative instruments previously reported in other comprehensive income will remain in accumulated other comprehensive loss and will be reclassified into earnings during the period in which the originally designated hedged transactions occur. During the three months ended March 31, 2002 and 2003, $13 million gain and $2 million loss, respectively, was reclassified into earnings related to these cash flow hedges.

         In early 2002, we commenced an action in the United States District Court to recover from Enron Canada Corp., the only Enron party to our netting agreement which is not in bankruptcy, the settlement amount of $78 million, which resulted from netting amounts owed by and among the five Enron parties and our applicable subsidiaries. In March 2002, the United States District Court dismissed our claim and we appealed the decision to the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). Oral arguments were heard in March 2003.

         At this time we cannot predict whether our appeal will be successful. The United States District Court, however, did determine that netting of amounts owed by and among our parties and the Enron parties was proper. This portion of the United States District Court's ruling has not been appealed. In other proceedings initiated by Enron in the Bankruptcy Court for the Southern District of New York, Enron is alleging that netting agreements, such as the one it signed with us, are unenforceable. This contention is not currently at issue in our appeal pending in the Fifth Circuit. In January 2003, Enron filed a complaint in the Bankruptcy Court of Southern District New York claiming that it is owed $13 million from us and disputing the enforceability of our netting agreement. Our answer to the Enron complaint was filed in April 2003, asserting that our netting agreement with the Enron entities is enforceable as found by the United States District Court.

(16)  DISCONTINUED OPERATIONS - SALE OF OUR EUROPEAN ENERGY OPERATIONS

         In February 2003, we signed an agreement to sell our European energy operations to Nuon, a Netherlands-based electricity distributor. Upon consummation of the sale, we expect to receive cash proceeds from the sale of approximately $1.2 billion (Euro 1.1 billion). As additional contingent consideration for the sale, we will also receive 90% of the dividends and other distributions in excess, if any, of approximately $120 million (Euro 110 million) paid by NEA B.V. (NEA) to Reliant Energy Power Generation Benelux, N.V. (REPGB) following the consummation of the sale. The purchase price payable at closing assumes that our European energy operations will have, on the sale consummation date, net cash of at least $126 million (Euro 115 million). If the amount of net cash is less on such date, the purchase price will be reduced accordingly. The sales price is denominated in Euros; however, we have hedged our foreign currency exposure of our net investment in our European energy operations. See below for further discussion of the hedges.

         We intend to use the cash proceeds from the sale first to prepay the Euro 600 million bank term loan borrowed by Reliant Energy Capital (Europe), Inc. (RECE) to finance a portion of the original acquisition costs of our European energy operations. The maturity date of the credit facility, which originally was scheduled to mature in March 2003, has been extended, as described below. If we exercise the option to acquire Texas Genco in 2004, we intend to use the remaining cash proceeds of approximately $0.5 billion (Euro
0.5 billion) to partially fund the exercise of this option. However, if we elect not to exercise the option, we must use the remaining cash proceeds to prepay debt.

         The sale is subject to the approval of the Dutch competition authority. The German competition authority approved the sale on May 5, 2003. We anticipate that the consummation of the sale will occur in the summer of 2003. No assurance can be given that we will obtain the approval of the Dutch competition authority or that such approval can be obtained in a timely manner.

         We recognized an estimated loss on disposition of $384 million in the three months ended March 31, 2003 in connection with the anticipated sale. We do not anticipate that there will be a Dutch or United States income tax benefit realized by us as a result of this loss. This loss represents an estimate and could change based on (a) changes in the foreign currency exchange rate from March 31, 2003 to the date of sale, (b) changes in intercompany balances from March 31, 2003 to the date of sale and (c) other various factors. We will recognize contingent payments, if any, (as discussed above) in earnings upon receipt. In the first quarter of 2003, we began to report the results of our European energy operations as discontinued operations in accordance with SFAS No. 144 and accordingly reclassified amounts for the previous period. For information regarding goodwill impairments of our European energy segment recognized in the first and fourth quarters of 2002 of $234 million and $482 million, respectively, see note 7.

         Assets and liabilities related to discontinued operations were as follows:

                                                                                 DECEMBER 31, 2002     MARCH 31, 2003
                                                                                 ------------------   ------------------
                                                                                             (IN MILLIONS)
CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $              112   $              113
  Accounts and notes receivable and accrued unbilled revenues, principally
    customer, net ............................................................                  377                  260
  Other current assets .......................................................                  164                  219
                                                                                 ------------------   ------------------
    Total current assets .....................................................                  653                  592
                                                                                 ------------------   ------------------
PROPERTY, PLANT AND EQUIPMENT, NET ...........................................                1,647                1,260
OTHER ASSETS:
  Stranded costs indemnification receivable ..................................                  203                  205
  Investment in NEA ..........................................................                  210                  218
  Other ......................................................................                   16                   18
                                                                                 ------------------   ------------------
    Total long-term assets ...................................................                2,076                1,701
                                                                                 ------------------   ------------------
    Total Assets .............................................................   $            2,729   $            2,293
                                                                                 ==================   ==================

CURRENT LIABILITIES:
  Current portion of long-term debt and short-term borrowings ................   $              631   $              675
  Accounts payable, principally trade ........................................                  306                  184
  Other current liabilities ..................................................                  147                  172
                                                                                 ------------------   ------------------
    Total current liabilities ................................................                1,084                1,031
                                                                                 ------------------   ------------------
OTHER LIABILITIES:
  Trading and marketing and non-trading derivative liabilities, including
    stranded costs liability .................................................                  363                  367
  Other liabilities ..........................................................                  348                  351
                                                                                 ------------------   ------------------
    Total other liabilities ..................................................                  711                  718
                                                                                 ------------------   ------------------
LONG-TERM DEBT ...............................................................                   37                   18
    Total long-term liabilities ..............................................                  748                  736
                                                                                 ------------------   ------------------
    Total Liabilities ........................................................   $            1,832   $            1,767
                                                                                 ==================   ==================
Accumulated other comprehensive income .......................................   $               39   $               --
                                                                                 ==================   ==================

         Revenues and pre-tax income (loss) related to discontinued operations were as follows:

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ---------------------------
                                                           2002           2003
                                                       ------------   ------------
                                                               (IN MILLIONS)
Revenues ...........................................   $        149   $        195
Income (loss) before income tax expense/benefit ....             12           (369)

         In March 2003, we incrementally hedged our net investment in our European energy operations to Euro 1.1 billion by purchasing Euro 520 million of foreign currency options, which expire in June 2003.

         In February 2000, one of our subsidiaries, RECE, established a Euro 600 million term loan facility that was to terminate in March 2003. At December 31, 2002 and March 31, 2003, $630 million and $655 million, respectively, under this facility was outstanding and is included in liabilities of discontinued operations in our consolidated balance sheets. The facility bore interest at the inter-bank offered rate for Euros (EURIBOR) plus 1.25%. This facility is secured by a pledge of the shares of REPGB's indirect holding company. Borrowings under this facility are non-recourse to Reliant Resources. This facility contains affirmative and negative covenants, including a negative pledge.

         In March 2003, we reached an agreement with our lenders to extend the maturity date of the Euro 600 million bank term loan facility of RECE, originally scheduled to mature on March 3, 2003. Based on the terms of the extension, we will repay this term loan on the first to occur of (a) completion of the above mentioned sale of our European energy operations to Nuon, (b) December 31, 2003 and (c) the earlier of the maturity dates of the two REPGB facilities, which are both July 2003, as they may be extended. If the sale of our European energy operations does not occur prior to July 2003, we will be required to repay this term loan in July 2003 unless prior to that date we are able to obtain an extension of REPGB's credit facilities. If the sale of our European energy operations does not close prior to the maturity of these facilities, REPGB anticipates extending these credit facilities.

         In order to extend the Euro 600 million facility, we provided the following additional security to the lenders:

         o        a guarantee of the facility from Reliant Energy Europe, Inc.;

         o security over certain intercompany payables from our European energy operations (a portion of which will be repaid at consummation of the sale) and the bank accounts into which Nuon will deposit the cash proceeds of the sale; and

         o a pledge of 65% of the shares in Reliant Energy Europe B.V., the holding company of our European energy operations, which pledge will be released upon the consummation of the sale.

         In addition, we agreed to increase the interest rate under this credit facility to EURIBOR plus a margin of 4.0% per year, 2.0% of which is payable monthly and 2.0% of which will be paid in the event that the sale of our European energy operations to Nuon does not occur. We pre-funded interest under the facility through a security account, initially in an amount of approximately $18 million (Euro 17 million) and, thereafter, we will replenish this account in an amount equal to at least two months' interest under the facility. This extension requires RECE to maintain an interest coverage ratio of not less than
4.50 to 1.00 and provides that capital expenditures may not exceed Euro 41.3 million (approximately $45 million) during the year ending December 31, 2003.

         The REPGB credit facilities consist of (a) a Euro 184 million (approximately $202 million) 364-day revolving credit facility and (b) a three-year letter of credit facility for $420 million, both scheduled to expire in July 2003. The revolving credit facility contains an option that allows REPGB to utilize up to Euro 100 million (approximately $109 million) for letters of credit. Under the two facilities, there is no recourse to Reliant Resources.

         At December 31, 2002 and March 31, 2003, there were no borrowings outstanding under the 364-day revolving credit facility. At December 31, 2002, and March 31, 2003, there were $18 and $12 million, respectively, of letters of credit outstanding under the 364-day revolving credit facility. At December 31, 2002, and March 31, 2003, under the $420 million letter of credit facility, letters of credit of $355 million and $363 million, respectively, were outstanding under the facility.

         Additional outstanding long-term indebtedness of REPGB of $38 million at December 31, 2002, and March 31, 2003, consisted primarily of medium term notes and loans maturing through 2006. This debt is unsecured and non-recourse to Reliant Resources.

         With the closing of the sale to Nuon, the REPGB bank facilities and debt will remain the obligations of REPGB.

(17) REPORTABLE SEGMENTS

         We have identified the following reportable segments: retail energy, wholesale energy and other operations. For descriptions of the financial reporting segments, see note 1 to our Form 10-K/A. In February 2003, we signed an agreement to sell our European energy operations and have classified that as discontinued operations. See note 16 for further discussion. Our determination of reportable segments considers the strategic operating units under which we manage sales, allocate resources and assess performance of various products and services to wholesale or retail customers. Financial information for Orion Power is included in the segment disclosures only for periods beginning on the acquisition date. Beginning in the first quarter of 2002, we began to evaluate segment performance on earnings (loss) before interest expense, interest income and income taxes (EBIT). EBIT is not defined under GAAP, and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income (loss) from operations as determined under GAAP.

         Effective January 1, 2003, we began reporting our ERCOT generation facilities, which consists of seven power generation units at two facilities with an aggregate net generation capacity of 805 MW located in Texas, in our retail energy segment rather than our wholesale energy segment. We include our ERCOT generation facilities in our retail energy segment for segment reporting because energy from those assets is primarily used to serve retail energy segment customers. Reportable segments from prior periods have been reclassified to conform to the 2003 presentation.

         Financial data for business segments (excluding items related to our discontinued operations, other than total assets) are as follows:

                                              RETAIL     WHOLESALE       OTHER        DISCONTINUED
                                              ENERGY      ENERGY       OPERATIONS      OPERATIONS     ELIMINATIONS   CONSOLIDATED
                                             --------    ----------    ----------    --------------   ------------    ------------
                                                                             (IN MILLIONS)
FOR THE THREE MONTHS ENDED
MARCH 31, 2002 (EXCEPT AS DENOTED):
  Revenues from external customers ........  $    560    $    1,065    $        1    $           --   $        (19)   $      1,607
  Trading margins .........................         5            46            --                --             --              51
  Depreciation and amortization ...........         7            48             2                --             --              57
  Operating income (loss) .................        46           109            (8)               --             --             147
  Income of equity investments of
    unconsolidated subsidiaries ...........        --             4            --                --             --               4
  EBIT ....................................        46           115           (10)               --             --             151
  Expenditures for long-lived assets ......        14         3,094            18                --             --           3,126
  Equity investments in unconsolidated
    subsidiaries as of December 31, 2002...        --           103            --                --             --             103
  Total assets as of December 31, 2002 ....     2,075        12,245           916             2,729           (328)         17,637

FOR THE THREE MONTHS ENDED
MARCH 31, 2003 (EXCEPT AS DENOTED):
  Revenues from external customers ........     1,378         1,465            --                --           (210)          2,633
  Trading margins .........................        (1)          (73)           --                --             --             (74)
  Depreciation and amortization ...........        12            72             5                --             --              89
  Operating income (loss) .................        26             5           (11)               --             --              20
  Loss of equity investments of
    unconsolidated subsidiaries ...........        --            (1)           --                --             --              (1)
  EBIT ....................................        23             4           (10)               --             --              17
  Expenditures for long-lived assets ......         5           175             9                --             --             189
  Equity investments in unconsolidated
    subsidiaries as of March 31, 2003 .....        --            98            --                --             --              98
  Total assets as of March 31, 2003 .......     2,524        13,833           774             2,293           (586)         18,838


                                                                                   FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               --------------------------------
                                                                                     2002               2003
                                                                               --------------    --------------
                                                                                        (IN MILLIONS)
RECONCILIATION OF OPERATING INCOME TO EBIT AND EBIT TO NET LOSS:
  Operating income .........................................................   $          147    $           20
  Gains from investments, net ..............................................                3                 1
  Income (loss) of equity investments of unconsolidated subsidiaries .......                4                (1)
  Other expense, net .......................................................               (3)               (3)
                                                                               --------------    --------------
  EBIT .....................................................................              151                17
  Interest expense .........................................................              (29)              (97)
  Interest income ..........................................................                2                14
  Interest income - affiliated companies, net ..............................                3                --
                                                                               --------------    --------------
  Income (loss) from continuing operations before income taxes .............              127               (66)
  Income tax expense (benefit) .............................................               46               (20)
                                                                               --------------    --------------
  Income (loss) from continuing operations .................................               81               (46)
  Income (loss) from discontinued operations, net of tax ...................               15              (381)
                                                                               --------------    --------------
  Income (loss) before cumulative effect of accounting changes .............               96              (427)
  Cumulative effect of accounting changes, net of tax ......................             (234)              (25)
                                                                               --------------    --------------
      Net loss .............................................................   $         (138)   $         (452)
                                                                               --------------    --------------


                                      * * *

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   RESTATEMENT

         Subsequent to the issuance of our financial statements for the first three quarters of 2002, we determined that we had incorrectly calculated the amount of hedge ineffectiveness for 2001 and the first three quarters of 2002 for hedging instruments entered into prior to the adoption of SFAS No. 133. These hedging instruments included long-term forward contracts for the sale of power in the California market through December 2006. The amount of hedge ineffectiveness for these forward contracts was calculated using the trade date. However, the proper date for the hedge ineffectiveness calculation is hedge inception, which for these contracts was deemed to be January 1, 2001, concurrent with the adoption of SFAS No. 133. This restatement in accounting for hedge ineffectiveness resulted in a reduction of revenues of $1.1 million ($0.7 million after-tax) for the three months ended March 31, 2002. A summary of the principal effects of the restatement for the three months ended March 31, 2002 is set forth in note 1 to our interim financial statements. The following discussion and analysis has been modified for the restatement.

                                    OVERVIEW

         We provide electricity and energy services with a focus on the competitive retail and wholesale segments of the electric power industry in the United States. We have built a portfolio of electric power generation facilities, through a combination of acquisitions and development that are not subject to traditional cost-based regulation; therefore, we can generally sell electricity at prices determined by the market, subject to regulatory limitations. We trade and market electricity, natural gas, natural gas transportation capacity and other energy-related commodities. We also optimize our physical assets and provide risk management services for our asset portfolio. In March 2003, we decided to exit our proprietary trading activities and liquidate, to the extent practicable, our proprietary positions. Although we are exiting the proprietary trading business, we have existing positions, which will be closed as economically feasible or in accordance with their terms. We will continue to engage in hedging activities and commercial transactions related to our electric generating facilities, pipeline storage positions and fuel positions of our wholesale energy segment and energy supply costs related to our retail energy segment.

         In this section we discuss our results of operations on a consolidated basis and on a segment basis for each of our financial reporting segments. We also discuss our financial condition. Our segments include retail energy, wholesale energy and other operations. For segment reporting information, see note 17 to our interim financial statements.

         In February 2002, we acquired all of the outstanding shares of common stock of Orion Power for an aggregate purchase price of $2.9 billion and we assumed $2.4 billion in debt obligations. For additional information regarding our acquisition of Orion Power, see note 6 to our interim financial statements.

         During the first quarter of 2003, the following factors, among others, continued to negatively impact our business:

         o narrowing of the spark spread (difference between power prices and natural gas fuel costs) in most regions of the United States in which we operate generation facilities;

         o        market contraction;

         o        reduced liquidity in the United States power markets; and

         o our credit ratings continuing to be below investment grade as rated by each of the major rating agencies.

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

         In addition, our operations are impacted by changes in commodities other than electric energy, in particular by changes in natural gas prices. During the three months ended March 31, 2003, there continued to be significant volatility in the natural gas market. As a result, we realized a trading loss related to certain of our natural gas trading positions of approximately $80 million pre-tax during the three months ended March 31, 2003. Our wholesale energy segment's results from its unhedged coal-fired generation capacity in the Mid-Atlantic region are impacted by natural gas prices as electric energy prices are affected by changes in natural gas prices and coal prices are substantially uncorrelated to gas prices. In addition, we can optimize the fuel costs of our dual fuel generating assets by running the most cost-efficient fuel. Our retail energy segment can also be impacted by changes in natural gas prices. The PUCT's regulations allow an affiliated retail electric provider to adjust the wholesale energy supply cost component or "fuel factor," included in its price to beat based on a percentage change in the forward price of natural gas and purchased energy. An affiliated retail electric provider may request that its price to beat fuel factor be adjusted twice a year. We cannot estimate with any certainty the magnitude and timing of future adjustments required, if any, or the impact of such adjustments on our headroom (difference between the price to beat and the sum of (a) the charges, fees and transportation and distribution utility rates approved by the PUCT and (b) the price paid for electricity to serve price to beat customers). For additional information regarding adjustments to our price to beat fuel factor, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - EBIT by Business Segment." To the extent there are future changes in natural gas prices, our results of operations, financial condition and cash flows will be affected.

         In February 2003, we signed an agreement to sell our European energy operations to Nuon, a Netherlands-based electricity distributor. We recognized an estimated loss on disposition of $384 million for the three months ended March 31, 2003 in connection with the anticipated sale. We do not anticipate that there will be a Dutch or United States income tax benefit realized by us as a result of this loss. We will recognize contingent payments, if any, in earnings upon receipt. In the three months ended March 31, 2003, we began to report the results of our European energy operations as discontinued operations in accordance with SFAS No. 144 and accordingly, reclassified prior period amounts. For further discussion of the sale, see note 16 to our interim financial statements.

         In connection with the resignation of the chief executive officer and the general counsel in the second quarter of 2003, we will recognize a pre-tax charge to earnings. We currently estimate that such charge will be approximately $15 million. This estimate includes the following items: $11 million in cash payments and $4 million related to the modification of stock-based awards.

                       CONSOLIDATED RESULTS OF OPERATIONS

         The following table provides summary data regarding our consolidated results of operations for the three months ended March 31, 2002 and 2003:

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                  2002            2003
                                                               ------------    ------------
                                                                        (IN MILLIONS)
Total revenues (1) .........................................   $      1,658    $      2,559
Operating expenses .........................................          1,511           2,539
                                                               ------------    ------------
Operating income ...........................................            147              20
Other expense, net .........................................            (20)            (86)
Income tax (expense) benefit ...............................            (46)             20
                                                               ------------    ------------
Income (loss) from continuing operations ...................             81             (46)
Income (loss) from discontinued operations, net of tax .....             15            (381)
Cumulative effect of accounting changes, net of tax ........           (234)            (25)
                                                               ------------    ------------
Net loss ...................................................   $       (138)   $       (452)
                                                               ============    ============


-------------

(1)      Total revenues reflect trading activities on a net basis.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2003.

         Net Loss. We reported a $(452) million consolidated net loss, or $(1.55) loss per share, for the three months ended March 31, 2003 compared to $(138) million consolidated net loss, or $(0.48) loss per diluted share, for the three months ended March 31, 2002. The $314 million increase in net loss was primarily due to:

         o a $396 million decrease in income/loss from discontinued operations, which includes an estimated loss on disposition of $384 million recognized during the three months ended March 31, 2003 due to the anticipated sale of our European energy operations (see note 16 to our interim financial statements);

         o a $111 million decrease in EBIT from our wholesale energy segment;

         o        a $68 million increase in interest expense;

         o        a $23 million decrease in EBIT from our retail energy segment;
                  and

         o a $25 million cumulative effect of accounting change, net of tax, recorded in 2003 relating to EITF No. 02-03 and the adoption of SFAS No. 143 and FIN No. 46 in January 2003 (see note 2 to our interim financial statements).

         This increase to the net loss was partially offset by a $234 million cumulative effect of accounting change, net of tax, recorded in 2002 related to the adoption of SFAS No. 142 (see note 7 to our interim financial statements).

         EBIT. For an explanation of changes in EBIT, see "- EBIT by Business Segment."

         Interest Expense. We incurred $29 million of interest expense during the three months ended March 31, 2002 compared to $97 million in the same period of 2003. The $68 million increase in interest expense to third parties in 2003 as compared to 2002 resulted primarily from a $68 million increase in interest expense to third parties, net of interest expense capitalized on projects, primarily as a result of higher levels of borrowings related to the acquisition of Orion Power in February 2002. Included in this increase is $10 million of financing costs expensed during the three months ended March 31, 2003.

         Interest Income. We recognized interest income from third parties of $14 million for the three months ended March 31, 2003 as compared to $2 million for the same period in 2002. The increase is primarily due to $9 million of interest income recognized on our refunds due to us related to energy sales in California (see note 13(e) to our interim financial statements).

         Income Tax Expense. During the three months ended March 31, 2002 and 2003, our effective tax rate was 36.0% and 29.5%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $1 million for the three months ended March 31, 2002. These items primarily related to state income taxes. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $4 million for the three months ended March 31, 2003. These items primarily related to increases in tax reserves and revisions in the estimated tax rates partially offset by state income tax benefits.

         Cumulative Effect of Accounting Changes. During the three months ended March 31, 2002, we recognized a cumulative effect of accounting change of $(234) million loss, net of tax, related to the adoption of SFAS No. 142. For discussion of the adoption of SFAS No. 142, see note 7 to our interim financial statements. During the three months ended March 31, 2003, we recognized a cumulative effect of accounting change of $19 million gain, net of tax, related to the adoption of SFAS No. 143, $(43) million loss, net of tax, related to the adoption EITF No. 02-03, and $(1) million loss, net of tax, related to the adoption of FIN No. 46. For discussion of the adoption of SFAS No. 143, EITF No. 02-03 and FIN No. 46, see note 2 to our interim financial statements.

                            EBIT BY BUSINESS SEGMENT

         The following tables present operating income (loss) and EBIT for each of our business segments, which are reconciled on a consolidated basis to our net loss, for the three months ended March 31, 2002 and 2003. EBIT is the primary measurement used by our management to evaluate segment performance. EBIT is not defined under GAAP, should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Items excluded from EBIT are significant components in understanding and assessing our financial performance. Additionally, our computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion. For a reconciliation of our operating income (loss) to EBIT and EBIT to net income
(loss), see note 17 to our interim financial statements. For a reconciliation of our operating income (loss) to EBIT by segment, see the related discussion by segment below.

         We historically operated in four business segments: wholesale energy, retail energy, European energy and other operations. In accordance with SFAS No. 144, our European energy operations are reported as discontinued operations as a result of the expected sale announced in February 2003. In addition, effective January 1, 2003, we began reporting our ERCOT generation facilities, which consists of seven power generation units at two facilities with an aggregate net generation capacity of 805 MW located in Texas, in our retail energy segment rather than our wholesale energy segment. We include our ERCOT generation facilities in our retail energy segment for segment reporting because energy from those assets is primarily used to serve retail energy segment customers. Reportable segments from prior periods have been reclassified to conform to the 2003 presentation.

          The following tables set forth our operating income (loss) and EBIT by segment for the three months ended March 31, 2002 and 2003 reconciled to our consolidated net loss:

                                                           THREE MONTHS ENDED MARCH 31, 2002
                                       -------------------------------------------------------------------------
                                          RETAIL      WHOLESALE         OTHER
                                          ENERGY        ENERGY        OPERATIONS    ELIMINATIONS    CONSOLIDATED
                                       -----------    -----------    ------------   ------------    ------------
                                                                     (IN MILLIONS)
Total revenues......................   $       565    $     1,111    $          1   $        (19)   $      1,658
Total operating expenses............          (519)        (1,002)             (9)            19          (1,511)
                                       -----------    -----------    ------------   ------------    ------------
  Operating income (loss)...........            46            109              (8)            --             147
(Loss) gains from investments.......            --             (1)              4             --               3
Income of equity investments of
  unconsolidated subsidiaries.......            --              4              --             --               4
Other, net..........................            --              3              (6)            --              (3)
                                       -----------    -----------    ------------   ------------    ------------
  Earnings (loss) before interest
    and income taxes................            46            115             (10)            --             151
                                                                                                    ------------
Interest expense, net...............                                                                         (24)
Income tax expense..................                                                                          46
                                                                                                    ------------
Income from continuing operations...                                                                          81
Income from discontinued
  operations, net of tax............                                                                          15
                                                                                                    ------------
Income before cumulative effect of                                                                            96
  accounting change.................
Cumulative effect of accounting
  change, net of tax................                                                                        (234)
                                                                                                    ------------
Net loss............................                                                                $       (138)
                                                                                                    ============

                                                           THREE MONTHS ENDED MARCH 31, 2003
                                       -------------------------------------------------------------------------
                                          RETAIL       WHOLESALE         OTHER
                                          ENERGY        ENERGY        OPERATIONS    ELIMINATIONS    CONSOLIDATED
                                       -----------    -----------    ------------   ------------    ------------
                                                                     (IN MILLIONS)
Total revenues......................   $     1,377    $     1,392    $         --   $       (210)   $      2,559
Total operating expenses............        (1,351)        (1,387)            (11)           210          (2,539)
                                       -----------    -----------    ------------   ------------    ------------
  Operating income (loss)...........            26              5             (11)            --              20
Gains from investments..............            --             --               1             --               1
Loss of equity investments of
  unconsolidated subsidiaries.......            --             (1)             --             --              (1)
Other, net..........................            (3)            --              --             --              (3)
                                       -----------    -----------    ------------   ------------    ------------
  Earnings (loss) before interest
    and income taxes................            23              4             (10)            --              17
Interest expense, net...............                                                                         (83)
Income tax benefit..................                                                                         (20)
                                                                                                     -----------
Loss from continuing operations.....                                                                         (46)
Loss from discontinued operations,
  net of tax........................                                                                        (381)
                                                                                                     -----------
Loss before cumulative effect of                                                                            (427)
  accounting changes................
Cumulative effect of accounting
  changes, net of tax...............                                                                         (25)
                                                                                                     -----------
Net loss............................                                                                 $      (452)
                                                                                                     ===========

RETAIL ENERGY

         Our retail energy segment provides electricity products and services to end-use customers, ranging from residential and small commercial customers to large commercial, industrial and institutional customers. Our retail energy segment acquires and manages the electric energy, capacity and ancillary services associated with supplying these retail customers. For further information regarding our contract to purchase supply from Texas Genco, see note 4 to our interim financial statements. We began serving approximately 1.7 million electric customers in the Houston metropolitan area when the Texas market opened to full competition in January 2002. We also began serving customers in other areas of Texas, principally Dallas/Fort Worth and Corpus Christi, which we obtained through our marketing efforts. At the end of March 2003, our customer count remained substantially the same as compared to March 2002; however, our retail energy segment lost market share in the Houston market but added customers in other areas of Texas. During 2002, our retail energy segment's operational efforts were largely focused on the extensive efforts necessary to transition customers from the electric utilities to the affiliated retail electric providers.

         We record gross revenue for energy sales and services to residential, small commercial and non-contracted large commercial, industrial and institutional retail electric customers under the accrual method and these revenues generally are recognized upon delivery. Our contracted electricity sales to large commercial, industrial and institutional customers for contracts entered into after October 25, 2002 are typically accounted for under the accrual method and these revenues generally are recognized upon delivery. Prior to 2003, our retail energy segment's contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 were accounted for under the mark-to-market method of accounting. Under the mark-to-market method of accounting, these contractual commitments were recorded at fair value in revenues on a net basis upon contract execution. The net changes in their fair values were recognized in the statements of consolidated operations as revenues on a net basis in the period of change through 2002. Effective January 1, 2003, we no longer mark to market in earnings these electricity sales contracts and a substantial portion of the related energy supply contracts in connection with the implementation of EITF No. 02-03. The related revenues and purchased power are recorded on a gross basis in our results of operations (see note 2).

         Due to the implementation of EITF No. 02-03, the results of operations related to our contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 are not comparable between the three months ended March 31, 2002 and 2003. During the three months ended March 31, 2002, our retail energy segment recognized $2 million of losses related to its contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts. During the three months ended March 31, 2003, volumes were delivered under contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts in which $20 million was previously recognized in unrealized earnings in prior periods. As of March 31, 2003, our retail energy segment has unrealized gains that have been previously recorded in our results of operations of $83 million that will be realized when the electricity is delivered to our customers ($54 million in the remainder of 2003 and $29 million in 2004 and beyond). These unrealized gains of $83 million are recorded in non-trading derivative assets/liabilities in our consolidated balance sheet as of March 31, 2003.

         Electricity sales and services related to retail customers not billed are recognized based upon estimated electricity delivered. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. At March 31, 2003, the amount of unbilled revenue was $277 million. Included in that amount is approximately $25 million related to delayed billings, which are invoices that have not been rendered to customers because of problems obtaining all the necessary information required to calculate the bill. Problems or delays in the flow of information between the ERCOT Independent System Operator (ISO), the transmission and distribution utility and the retail electric providers and operational problems with our new systems and processes could impact our ability to accurately estimate the amount not billed at March 31, 2003. For further information regarding recognition of unbilled revenues, see "Management Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in Item 7 and note 2(d) to our Form 10-K/A.

         We depend on the transmission and distribution utilities to read our customers' electric meters. We are required to rely on the transmission and distribution utility or, in some cases, the ERCOT ISO, to provide us with our customers' information regarding electricity usage, including historical usage patterns, and we may be limited in our ability to confirm the accuracy of the information. The receipt of inaccurate or delayed information from the transmission and distribution utilities or the ERCOT ISO could have a material negative impact on our business, results of operations and cash flows.

         We record our transmission and distribution charges using the same method discussed above for our electricity sales and services to retail customers. At March 31, 2003, the transmission and distribution charges not billed by the transmission and distribution utilities to us, which we accrued during the period, totaled $48 million. Delays or inaccurate billings from the transmission and distribution utilities could impact our ability to accurately reflect our transmission and distribution costs.

         The ERCOT ISO is responsible for maintaining reliable operations of the electric power supply system in the ERCOT Region. The ERCOT ISO is also responsible for handling scheduling and settlement for all electricity volumes and related fees in the Texas deregulated electricity market. As part of settlement, the ERCOT ISO communicates the actual volumes compared to the scheduled volumes. The ERCOT ISO calculates an additional charge or credit by calculating the difference between the actual and scheduled volumes multiplied by the market clearing price. The ERCOT ISO also charges customer-serving market participants fees such as administrative fees and energy and replacement capacity fees. Most of these fees are determined by the actions in the entire market. The ERCOT ISO allocates many of these fees to market participants based on each market participant's share of the total load. Preliminary settlement information is due from the ERCOT ISO within two months after electricity is delivered. Final settlement information is due from the ERCOT ISO within twelve months after electricity is delivered. As a result, we record our estimated supply costs and related fees using estimated supply volumes and adjust those costs upon receipt of settlement and consumption information. The ERCOT ISO settlement process was delayed due to operational problems between the ERCOT ISO, the transmission and distribution utilities and the retail electric providers. During the third quarter of 2002, the ERCOT ISO issued final settlements for the pilot time period of July 31, 2001 to December 31, 2001. The final settlements for periods after January 1, 2002, have been suspended until a market synchronization of all customers between the market participants takes place. The market synchronization will validate which retail electric provider served each customer, for each day, beginning as of January 1, 2002, which was the date the market opened to retail competition. This information will be confirmed by the ERCOT ISO, the retail electric providers and the transmission and distribution utilities. Once this market synchronization is complete, the ERCOT ISO will resume the final settlement process beginning with January 1, 2002. The final settlement process is scheduled to resume in May 2003. The delay in the ERCOT ISO settlement process could impact our ability to accurately reflect our energy supply costs and related fees.

         We believe that the estimates and assumptions utilized for the above items to recognize revenues and supply costs, as applicable, are reasonable and represent our best estimates. However, actual results could differ from those estimates. During the first quarter of 2003, we revised our estimates and assumptions, as additional information was received, related to prior periods and accordingly, recognized approximately $21 million in income in our operating results.

         We expect to continue to lose residential and small commercial market share in the Houston market during 2003, as competition increases. We expect to continue to gain residential and small commercial market share in other areas of the state. During the first quarter of 2003, our gains in other areas of the state offset our losses in the Houston area. Our continuing efforts to seek such gains are likely to require us to increase our spending for marketing and advertising. We expect to continue to increase our market share of large commercial, industrial and institutional customers in the ERCOT Region.

         During 2002, we filed two requests with the PUCT to increase the price to beat fuel factor for residential and small commercial customers based on increases in the price of natural gas. The August 2002 increase was based on an increase in the natural gas price from $3.11 per MMbtu to $3.73 per MMbtu. The December 2002 increase was based on a natural gas price of $4.02 per MMbtu. In March 2003, the PUCT approved our request to increase the price to beat fuel factor for residential and small commercial customers based on a 23.4% increase in the price of natural gas from our previous increase in December 2002. The approved increase was based on natural gas prices of $4.956 per MMbtu. The increase represented an 8.2% increase in the total bill of a residential customer using, on average, 12,000 KWh per year. As of May 1, 2003, the applicable natural gas price benchmark was $5.435 per MMbtu, which represents an increase of 9.7% in the price of natural gas that had been used to calculate our previous increase in March 2003. For further information about the price to beat fuel factor, see our Form 10-K/A.

         The following table provides summary data, including EBIT, of our retail energy segment for the three months ended March 31, 2002 and 2003:

                                                                                          RETAIL ENERGY SEGMENT
                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                     -------------------------------
                                                                                          2002             2003
                                                                                     --------------   --------------
                                                                                              (IN MILLIONS)
Retail electricity sales and services revenues ...................................   $          560   $        1,378
Contracted commercial, industrial and institutional margins (trading
  margins) .......................................................................                5               (1)
                                                                                     --------------   --------------
  Total revenues .................................................................              565            1,377
Operating expenses:
  Fuel and cost of gas sold ......................................................                7               84
  Purchased power ................................................................              418            1,093
  Accrual for payment to CenterPoint .............................................               --               47
  Operation and maintenance ......................................................               47               60
  Selling, general and administrative ............................................               40               55
  Depreciation and amortization ..................................................                7               12
                                                                                     --------------   --------------
    Total operating expenses .....................................................              519            1,351
                                                                                     --------------   --------------
Operating income .................................................................               46               26
                                                                                     --------------   --------------
Other, net .......................................................................               --               (3)
                                                                                     --------------   --------------
  Earnings before interest and income taxes ......................................   $           46   $           23
                                                                                     ==============   ==============

Operations Data:
   Energy sales (GWh (gigawatt hour)):
    Residential ..................................................................            3,224            3,932
    Small commercial .............................................................            3,470            2,646
    Large commercial, industrial and institutional ...............................            5,756            5,961
    ERCOT generation facilities ..................................................              333            1,357
                                                                                     --------------   --------------
      Total ......................................................................           12,783           13,896
                                                                                     ==============   ==============

  Customers as of March 31, 2002 and 2003 (in thousands, metered locations):
    Residential ..................................................................            1,463            1,474
    Small commercial .............................................................              213              211
    Large commercial, industrial and institutional ...............................               17               27
                                                                                     --------------   --------------
      Total ......................................................................            1,693            1,712
                                                                                     ==============   ==============

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2003.

         EBIT. Our retail energy segment's EBIT decreased $23 million for the three months ended March 31, 2003 compared to the same period in 2002. The decrease is primarily due to the following:

         o $47 million accrual for payment to CenterPoint, as discussed below; and

         o        $36 million increase in costs, as discussed below.

         The decrease was offset by $60 million in increased margins (revenues less fuel and purchased power), as described below.

         In January 2002, customers were transferred throughout the months from the local utility company, and accordingly there was not a full three months of revenues and related purchased power. Similarly, many costs, such as salaries and customer related expenses, experienced an increase during the first several months of 2002 as normal operating levels were reached, resulting in an increase for the three months ended March 31, 2003 compared to the same period in 2002. In addition, most of the ERCOT generation units began commercial operations after the three months ended March 31, 2002, so earnings from full plant operations were in EBIT during the three months ended March 31, 2003, while there was only minimal EBIT contributions from the ERCOT generation facilities during the same period in 2002.

         Electricity sales volumes during the three months ended March 31, 2003 were relatively flat compared to the same period in 2002, at approximately 12,800 GWh. The increase in sales volumes period-over-period resulting from transitioning customers during the three months ended March 31, 2002, as discussed above, coupled with the addition of out-of-territory customers, were substantially offset by the loss of Houston market customers and sales.

         Total Revenues. Total revenues increased $812 million for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to the following:

         o $429 million of revenues for contracted commercial, industrial and institutional customers due to a change in the method of accounting, as discussed above. These revenues and the related purchased power were recorded net in trading margins during 2002, and are now reported on a gross basis in 2003;

         o $203 million of revenues from an increase in the price-to-beat revenue rate for residential and small commercial customers, as well as from an increase in large commercial, industrial and institutional customers' rates that are indexed to the price of natural gas;

         o $91 million of supply management revenues related to the risk management, hedging, and optimizing of our electric energy supply; and

         o $89 million of increased revenues from our ERCOT generation facilities, as units began commercial operations after the three months ended March 31, 2002.

         Fuel and Purchased Power. Fuel and purchased power expenses increased $752 million for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to the following:

         o $429 million of increased purchased power related to the change in method of recording revenues and purchased power, as discussed above;

         o $245 million of increased purchased power, primarily driven by gas price increases; and

         o $78 million of increased fuel costs for our ERCOT generation facilities, which units began commercial operations after the three months ended March 31, 2002.

         Margins. Our retail energy segment's margins increased $60 million for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to the following:

         o $33 million from sales to electricity customers, primarily residential customers and to a lesser extent large commercial, industrial and institutional customers, and the related supply costs;

         o $16 million from revised estimates for electric sales related to prior periods, as discussed above; and

         o $11 million of increased contributions from our ERCOT generation facilities.

         Due to the implementation of EITF No. 02-03, the results of operations related to our contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 are not comparable between the three months ended March 31, 2002 and 2003. Prior to 2003, our retail energy segment's contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 were accounted for under the mark-to-market method of accounting. Effective January 1, 2003, we no longer mark to market in earnings a substantial portion of these contracts and the related energy supply contracts in connection with the implementation of EITF No. 02-03. For the impact on margins, see discussion regarding EITF No. 02-03 above.

         Accrual for Payment to CenterPoint. To the extent that our price to beat for electric service to residential and small commercial customers in CenterPoint's Houston service territory during 2002 and 2003 exceeds the market price of electricity, we may be required to make a payment to CenterPoint in 2004. As of March 31, 2003, our estimate for the payment related to residential customers is between $160 million and $190 million, with a most probable estimate of $175 million. We accrued $128 million during the last half of 2002 and $47 million during the three months ended March 31, 2003, for a total of $175 million. In the future, we will revise our estimates of this payment as additional information about the market price of electricity and the market share that will be served by us and other retail electric providers on January 1, 2004 becomes available and we will adjust the related accrual at that time. For additional information regarding this payment, see note 13(b) to our interim financial statements.

         Operation and Maintenance and Selling, General and Administrative. Operation and maintenance expenses and general and administrative expenses increased $28 million for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to the following:

         o $20 million in employee related costs, customer related costs, and other administrative costs, primarily due to increasing costs to reach the normal operational level to serve customers in the Texas retail market;

         o        $9 million of increased corporate overhead charges; and

         o $4 million in marketing costs primarily due to additional marketing in areas outside of the Houston market.

These increases were partially offset by a $5 million decrease in gross receipts tax related to an adjustment in the accrual rate.

         Depreciation and Amortization. Depreciation and amortization expense increased $5 million for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to depreciation related to the information systems developed and placed in service to meet the needs of our retail businesses and depreciation of our ERCOT generation facilities.

         Other Loss, net. Other losses increased $3 million for the three months ended March 31, 2003 compared to the same period in 2002 due to recording losses on sale of receivables. For additional information on our receivables facility, see note 14 to our interim financial statements.

WHOLESALE ENERGY

         Our wholesale energy segment includes our non-regulated power generation operations in the United States (excluding ERCOT generation facilities), which includes acquisition and development of generation facilities, and our wholesale energy trading, marketing, origination and risk management operations in North America. The wholesale energy segment's commercial activities include purchasing fuel to supply existing generation assets, selling electricity and related services produced by these assets, dispatching of the generation portfolios, scheduling of power and natural gas and managing the day-to-day trading and marketing activities.

         As of March 31, 2003, we owned or leased electric power generation facilities with an aggregate net operating generating capacity of 19,083 MW in the United States. We acquired our first power generation facility in April 1998, and have increased our aggregate net generating capacity since that time principally through acquisitions, as well as contractual agreements and the development of new generating projects. As of March 31, 2003, we had 2,461 MW (2,658 MW, net of 197 MW to be retired upon completion of one facility) of additional net generating capacity under construction. We expect these facilities to achieve commercial operation in late 2003 or 2004.

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

         As a result of these restructurings, direct general and administrative costs, which excludes allocations of corporate overhead, are expected to be lower than 2002 levels in 2003.

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

         In March 2003, we decided to exit our proprietary trading activities and liquidate, to the extent practicable, our proprietary positions. Although we are exiting the proprietary trading business, we have existing positions, which will be closed as economically feasible or in accordance with their terms. We will engage in hedging activities and commercial transactions related to our electric generating facilities, pipeline storage positions and fuel positions.

         It is possible that we may sell one or more of our assets. To date, we have not reached an agreement to dispose of any generating assets of our wholesale energy segment nor have we included or assumed any proceeds from prospective asset sales in our current liquidity plan. Specific plans to dispose of assets could result in impairment losses in property, plant and equipment.

         In December 2002, we evaluated the Liberty station and the related tolling agreement for impairment. There were no impairments based on our analyses. However, in the future we could incur a pre-tax loss of an amount up to our recorded net book value. For information regarding issues and contingencies related to our Liberty power generation station and the related tolling agreement, see note 13(g) to our interim financial statements.

     The following table provides summary data, including EBIT, of our wholesale energy segment for the three months ended March 31, 2002 and 2003:

                                                                                  WHOLESALE ENERGY SEGMENT
                                                                                THREE MONTHS ENDED MARCH 31,
                                                                           ---------------------------------------
                                                                                  2002 (1)            2003 (1)
                                                                           ------------------   ------------------
                                                                                        (IN MILLIONS)
Revenues ...............................................................   $            1,065   $            1,465
Trading margins ........................................................                   46                  (73)
                                                                           ------------------   ------------------
  Total revenues .......................................................                1,111                1,392
Operating expenses:
  Fuel and cost of gas sold ............................................                  163                  375
  Purchased power ......................................................                  624                  742
  Operation and maintenance ............................................                  102                  135
  General, administrative and development ..............................                   65                   63
  Depreciation and amortization ........................................                   48                   72
                                                                           ------------------   ------------------
      Total operating expenses .........................................                1,002                1,387
                                                                           ------------------   ------------------
Operating income .......................................................                  109                    5
                                                                           ------------------   ------------------
Other income (expense):
  Income (loss) of equity investments of unconsolidated subsidiaries ...                    4                   (1)
  Other, net ...........................................................                    2                   --
                                                                           ------------------   ------------------
      Earnings before interest and income taxes ........................   $              115   $                4
                                                                           ==================   ==================

Margins:
  Power generation (2) .................................................   $              278   $              348
  Trading ..............................................................                   46                  (73)
                                                                           ------------------   ------------------
    Total ..............................................................   $              324   $              275
                                                                           ==================   ==================
Operations Data (3):
  Wholesale power generation sales volumes (in thousand MWh) ...........               21,503               27,097
  Trading power sales volumes (in thousand MWh) ........................               69,941               23,854
  Trading natural gas sales volumes (Bcf) ..............................                  951                  360



-------------

(1) The results of operations for 2002 include the results of Orion Power from the date of acquisition (February 19, 2002), while the results for 2003 include a full quarter for Orion Power.

(2)      Revenues less fuel and cost of gas sold and purchased power.

(3) Includes physically delivered volumes, physical transactions that are settled prior to delivery and hedge activity related to our power generation portfolio.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2003.

         EBIT. The wholesale energy segment's EBIT decreased by $111 million for the three months ended March 31, 2003 compared to the same period in 2002. The decline in EBIT is primarily due to the following:

         o reversal in 2002 of a previously accrued credit provision of $33 million for energy sales in California due to collections of outstanding receivables during the period coupled with a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the Cal PX;

         o decreases in margins from certain of our power generation operations;

         o        decreases in trading margins;

         o        increases in operation and maintenance expenses;

         o        increases in depreciation and amortization; and

         o decreases in income/loss of equity investments of unconsolidated subsidiaries.

         These decreases were partially offset by a net $75 million reversal in 2003 of previously recorded refund provisions of $87 million offset by an additional credit provision of $12 million, as discussed below.

         During the three months ended March 31, 2002 and 2003, the Orion Power assets contributed $87 million and $120 million, respectively, to margins and $33 million and $11 million, respectively, to EBIT.

         Revenues. Our wholesale energy segment's revenues, excluding trading margins, increased by $400 million in the three months ended March 31, 2003 compared to the same period in 2002. The major components of this increase are:

         o a $206 million increase in revenues contributed by Orion Power assets primarily as a result of the recognition of a full quarter's revenues during the three months ended March 31, 2003 compared to the recognition of a partial quarter's revenues during the same period in 2002 as a result of the acquisition of Orion Power in February 2002;

         o a $120 million increase in revenues in the Mid-Atlantic region due to increased power prices and increased generation driven by colder temperatures in the region during the three months ended March 31, 2003;

         o a $103 million increase in the West region primarily as a result of increased power prices due to higher gas prices in the region; and

         o an $87 million reversal in 2003 of previously recorded refund provisions due to additional clarification received from the FERC in April 2003.

         These increases in revenues were partially offset by the following:

         o a $33 million reversal of a previously accrued credit provision for energy sales in California which was reversed during the three months ended March 31, 2002 (as discussed above);

         o a $12 million decrease in revenues due to an additional credit provision recorded resulting from the reversal of refund provisions, as discussed above;

         o a $31 million decrease in revenues in the Mid-Atlantic region primarily as a result of the expiration of a large capacity contract; and

         o a $17 million decrease in revenues associated with hedge ineffectiveness losses primarily attributable to the West region.

         Fuel and Cost of Gas Sold and Purchased Power. Our wholesale energy segment's fuel and cost of gas sold and purchased power increased by $330 million for the three months ended March 31, 2003 compared to the same period in 2002. The major components of this increase are:

         o a $173 million increase in fuel and cost of gas sold and purchased power of Orion Power assets primarily as a result of the recognition of a full quarter's results during the three months ended March 31, 2003, as discussed above;

         o a $56 million increase in fuel and cost of gas sold and purchased power in the Mid-Atlantic region due to increased generation and higher gas prices; and

         o a $130 million increase in fuel and cost of gas sold and purchased power in the West region primarily as a result of higher gas prices partially offset by reduced generation.

         Trading Margins. Trading margins decreased $119 million during the three months ended March 31, 2003 as compared to the same period in 2002 primarily due to the impact of natural gas trading activity. As discussed above, the wholesale energy segment was negatively impacted as a result of significant and unanticipated volatility in the natural gas markets over a few days in February 2003. In addition, the reduced market liquidity driven by the industry's restructuring and the reduction of our trading activities as a result of our restructuring, as discussed above, had a negative impact on trading margins.

         Power Generation Margins. Our wholesale energy segment's power generation margins increased $70 million for the three months ended March 31, 2003 compared to the same period in 2002. Power generation margins were positively impacted due to:

         o a net $48 million increase in margins in the West region due to a net $75 million reserve reversal (as discussed above), which was partially offset by a $27 million decrease in margins due to lower spark spreads during the three months ended March 31, 2003 and due to the reduction in hedging results in 2003 as in 2002 we benefited from hedges entered into in 2001;

         o a $33 million increase in power generation margins in the Mid-Atlantic region due to an increase in spark spreads resulting from colder temperatures during the three months ended March 31, 2003 compared to the same period in 2002 and increased ancillary services revenues, partially offset by lower capacity revenues in the Mid-Atlantic region as a result of the expiration of a large capacity contract in May 2002; and

         o a $33 million increase in power generation margins from Orion Power assets primarily due to the recognition of a full quarter's results during the three months ended March 31, 2003 compared to the recognition of a partial quarter's results during the same period in 2002 as a result of the acquisition in February 2002.

         This favorable variance was partially offset by the following:

         o a $33 million reversal of credit provisions during the three months ended March 31, 2002 (as discussed above); and

         o a $17 million decrease in margins associated with hedge ineffectiveness losses (as discussed above).

         Operation and Maintenance. Operation and maintenance expenses for our wholesale energy segment increased $33 million for the three months ended March 31, 2003 compared to the same period in 2002. This was primarily due to a $34 million increase in operation and maintenance expenses at our Orion Power plants as a result of the recognition of a full quarter's operation and maintenance expenses during the three months ended March 31, 2003 as discussed above.

         General, Administrative and Development. General, administrative and development expenses decreased $2 million for the three months ended March 31, 2003 compared to the same period in 2002, primarily due to the following:

         o an $8 million decrease in salary and incentive plan expenses primarily due to reduced head count as a result of our restructuring discussed above; and

         o a $5 million reduction in spending on development projects as a result of the downturn in the industry.

The decreases were substantially offset by:

         o        a $5 million increase in corporate overhead allocations;

         o a $3 million increase in legal costs in connection with shareholder litigation charges and other consulting fees; and

         o a $1 million increase in general bad debt expense due to the financial deterioration of counterparties in the wholesale energy industry.

         Depreciation and Amortization. Depreciation and amortization expense increased by $24 million for the three months ended March 31, 2003 compared to same period in 2002 primarily as a result of the following:

         o a $15 million increase in depreciation and amortization expense as a result of the recognition of a full quarter's depreciation and amortization in 2003 at Orion Power as discussed above;

         o $3 million in depreciation expense associated with new information technology systems that were not placed into service until March 2002; and

         o a $2 million increase in depreciation and amortization as a result of increases in depreciable assets during 2002 in the West region and higher emissions amortization in the Mid-Atlantic region due to increased generation.

         Income (Loss) of Equity Investments of Unconsolidated Subsidiaries. The equity income/loss in both periods primarily resulted from an investment in an electric generation plant in Boulder City, Nevada. The equity income related to our investment in the plant decreased during the three months ended March 31, 2003 compared to the same period in 2002, primarily due to receipts of $3 million of business interruption and property/casualty insurance settlements in 2002.

OTHER OPERATIONS

         Our other operations segment includes the operations of our venture capital business and unallocated corporate costs.

         The following table provides summary data regarding the results of operations of our other operations segment for the three months ended March 31, 2002 and 2003:

                                                      OTHER OPERATIONS SEGMENT
                                                     THREE MONTHS ENDED MARCH 31,
                                                   --------------------------------
                                                       2002              2003
                                                   --------------    --------------
                                                            (IN MILLIONS)
Total revenues .................................   $            1    $           --
Operating expenses:
  Operation and maintenance ....................                2
  General and administrative ...................                5                 6
  Depreciation and amortization ................                2                 5
                                                   --------------    --------------
    Total operating expenses ...................                9                11
                                                   --------------    --------------
Operating loss .................................               (8)              (11)
                                                   --------------    --------------
Other income (expense):
  Gain from investments ........................                4                 1
  Other, net ...................................               (6)               --
                                                   --------------    --------------
    Loss before interest and income taxes ......   $          (10)   $          (10)
                                                   ==============    ==============

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2003.

         Other operation's loss before interest and income taxes remained constant for the three months ended March 31, 2003 compared to the same period in 2002.

         Operating loss increased $3 million during the three months ended March 31, 2003 compared to the same period in 2002 primarily due to a $2 million accrual of Texas franchise taxes. The increase in operating loss was offset by a decrease in other non-operating losses during the three months ended March 31, 2003 compared to the same period in 2002. Included in other losses during the three months ended March 31, 2002 is a $6 million accrual for investment bank services and a $3 million impairment of an investment in an internet company. These items were partially offset by investment income related to the distribution of equity securities from venture capital investments.

                TRADING AND MARKETING AND NON-TRADING OPERATIONS

         Trading and Marketing Operations. During 2002, we evaluated our trading, marketing, power origination and risk management services strategies and activities. During the second half of 2002, we began to reduce our wholesale energy segment's trading, marketing and power origination activities due to liquidity concerns and in order to significantly reduce collateral usage and focus on the highest return transactions, which primarily relate to our physical asset positions. In March 2003, we decided to exit our proprietary trading activities and liquidate, to the extent practicable, our proprietary positions. Although we are exiting the proprietary trading business, we have existing positions, which will be closed as economically feasible or in accordance with their terms. We will continue to engage in hedging activities and commercial transactions related to our electric generating facilities, pipeline storage positions and fuel positions of our wholesale energy segment and energy supply costs related to our retail energy segment.

         Prior to 2003, our retail energy segment's contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 were accounted for under the mark-to-market method of accounting pursuant to EITF No. 98-10. Under the mark-to-market method of accounting, these contractual commitments were recorded at fair value in revenues on a net basis upon contract execution. The net changes in their fair values were recognized in the statements of consolidated operations as revenues on a net basis in the period of change through 2002. Effective January 1, 2003, we no longer mark to market in earnings a substantial portion of these contracts and the related energy supply contracts in connection with the implementation of EITF No. 02-03. The related revenues and purchased power are now recorded on a gross basis in our results of operations.

         In our results of operations, trading and marketing activities of our wholesale energy segment include (a) transactions establishing open positions in the energy markets, primarily on a short-term basis, (b) transactions intended to optimize our power generation portfolio, but which do not qualify for hedge accounting and (c) energy price risk management services to customers primarily related to natural gas, electric power and other energy-related commodities. We provide these services by utilizing a variety of derivative instruments (trading energy derivatives). We account for these transactions under mark-to-market accounting. For information regarding mark-to-market accounting, see notes 2(t) and 7 to our Form 10-K/A.

         In October 2002, the EITF rescinded EITF No. 98-10. For further discussion of the impact on our interim financial statements, see "- EBIT by Business Segment - Retail Energy" and "EBIT by Business Segment - Wholesale Energy", notes 2(t) and 7 to our Form 10-K/A and note 2 to our interim financial statements.

         For additional information regarding the types of contracts and activities of our trading and marketing operations, see "Quantitative and Qualitative Disclosures About Market Risk" in this Form 10-Q, note 8 to our interim financial statements, note 7 to our Form 10-K/A and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading and Marketing Operations" to our Form 10-K/A.

         The following table sets forth our consolidated net trading and marketing assets (liabilities) by segment as of December 31, 2002 and March 31, 2003:

                                                             DECEMBER 31, 2002    MARCH 31, 2003
                                                             -----------------   ----------------
                                                                          (IN MILLIONS)
Retail energy ............................................   $              94   $             --
Wholesale energy .........................................                 105                134
                                                             -----------------   ----------------
  Net trading and marketing assets and liabilities .......   $             199   $            134
                                                             =================   ================

         The following table sets forth our consolidated realized and unrealized trading, marketing and risk management services margins for the three months ended March 31, 2002 and 2003:

                         THREE MONTHS ENDED MARCH 31,
                         ----------------------------
                             2002            2003
                         ------------    ------------
                                (IN MILLIONS)
Realized .............   $         71    $       (166)
Unrealized ...........            (20)             92
                         ------------    ------------
  Total ..............   $         51    $        (74)
                         ============    ============

         Below is an analysis of our net consolidated trading and marketing assets and liabilities for the three months ended March 31, 2002 and 2003.

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                        2002            2003
                                                                                     ------------    ------------
                                                                                              (IN MILLIONS)
Fair value of contracts outstanding at December 31, 2001 and 2002,
  respectively ...................................................................   $        227    $        199
Fair value of new contracts when entered into ....................................             20              --
Contracts realized or settled ....................................................            (71)            166
Changes in fair values attributable to market price and other market changes .....             34             (62)
Net assets transferred to non-trading derivatives due to implementation of
  EITF No. 02-03 .................................................................             --            (103)
Net assets recorded to cumulative effect under EITF No. 02-03 ....................             --             (66)
                                                                                     ------------    ------------
  Fair value of contracts outstanding at March 31, 2002 and 2003,
    respectively .................................................................   $        210    $        134
                                                                                     ============    ============

         During the three months ended March 31, 2002, our retail energy segment entered into electric sales contracts with large commercial, industrial and institutional customers ranging from one-half to four years in duration. During the three months ended March 31, 2002, we recognized total fair value of $20 million for these contracts at the inception dates. We have entered into energy supply contracts to substantially hedge the economics of these contracts. For information regarding the valuing of the retail energy segment electric sales contracts with large commercial, industrial and institutional customers in prior periods, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading and Marketing Operations" to our Form 10-K/A.

         During the three months ended March 31, 2002 and 2003, there were no changes in fair values attributable to changes in valuation techniques and assumptions.

         In response to the Committee of Chief Risk Officers (CCRO) proposal of industry best practices issued in November 2002, we have voluntarily chosen to comply with certain disclosure recommendations of the CCRO and have integrated their best practices into our disclosures, on a prospective basis, as of and for the three months ended March 31, 2003. One purpose of adopting these disclosures is to provide additional detail regarding the results of our merchant energy business activities conducted through our wholesale energy segment. Our retail energy segment's principal business activity is to serve customers' end-use energy needs and therefore is not included in these disclosures. In the tables that follow, certain information is segregated into two categories: proprietary trading and owned or controlled assets. Proprietary trading activities typically involve entering into standardized contracts to take a position, capture market price changes, or put capital at risk. These activities are generally accounted for under the mark-to-market method of accounting. Owned or controlled assets activities represent activities associated with assets owned or leased by us and can be accounted for either under the mark-to-market method of accounting or the accrual method of accounting.

     The following table sets forth our trading and marketing assets and liabilities for our wholesale energy segment as of March 31, 2003 delineated into the categories of proprietary trading and owned or controlled assets:

                                                                 MARCH 31, 2003
                                                   --------------------------------------------
                                                                     OWNED OR
                                                   PROPRIETARY      CONTROLLED
                                                     TRADING          ASSETS          TOTAL
                                                   ------------    ------------    ------------
                                                                   (IN MILLIONS)
Current assets .................................   $        588    $         57    $        645
Non-current assets .............................            173               9             182
                                                   ------------    ------------    ------------
  Total trading and marketing assets ...........            761              66             827
                                                   ------------    ------------    ------------
Current liabilities ............................           (463)            (46)           (509)
Non-current liabilities ........................           (183)             (1)           (184)
                                                   ------------    ------------    ------------
  Total trading and marketing liabilities ......           (646)            (47)           (693)
                                                   ------------    ------------    ------------
    Total trading and marketing net assets .....   $        115    $         19    $        134
                                                   ============    ============    ============

         The following table sets forth the fair values of the contracts related to our trading and marketing assets and liabilities as of March 31, 2003 for our wholesale energy segment delineated into the categories of proprietary trading and owned or controlled assets:

                                                   FAIR VALUE OF CONTRACTS AT MARCH 31, 2003 (1)
                                 ----------------------------------------------------------------------------------------------
SOURCE OF FAIR VALUE                TWELVE
                                    MONTHS
                                    ENDED
                                  MARCH 31,       REMAINDER                                              2008 AND      TOTAL
                                     2004          OF 2004         2005          2006         2007      THEREAFTER   FAIR VALUE
                                 ------------    ----------    ----------    ----------    ----------   ----------   ----------
                                                                        (IN MILLIONS)
Proprietary Trading:
Prices actively quoted .......   $         94    $      (25)   $        2    $        1    $       --   $       --   $       72
Prices provided by other
  external sources ...........             59            24            (9)           (2)           --           --           72
Prices based on models and
  other valuation methods.....            (28)           (9)          (11)           --             8           11          (29)
                                 ------------    ----------    ----------    ----------    ----------   ----------   ----------
  Total ......................   $        125    $      (10)   $      (18)   $       (1)   $        8   $       11   $      115
                                 ============    ==========    ==========    ==========    ==========   ==========   ==========
Owned or Controlled Assets:
Prices provided by other
  external sources ...........   $         12    $        4    $       --    $       --    $       --   $       --   $       16
Prices based on models and
  other valuation methods.....             (1)           --             3             1            --           --            3
                                 ------------    ----------    ----------    ----------    ----------   ----------   ----------
  Total ......................   $         11    $        4    $        3    $        1    $       --   $       --   $       19
                                 ============    ==========    ==========    ==========    ==========   ==========   ==========


-----------------

         (1) Our retail energy segment's activities are not considered merchant energy business activities for 2003 and are therefore excluded from the above table.

         For information regarding "prices actively quoted," "prices provided by other external sources" and "prices based on models and other valuation methods," see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading and Marketing Operations" to our Form 10-K/A.

         The fair values in the above table are subject to significant changes based on fluctuating market prices and conditions. Changes in the assets and liabilities from trading, marketing, power origination and price risk management services result primarily from changes in the valuation of the portfolio of contracts, newly originated transactions and the timing of settlements. The most significant parameters impacting the value of our portfolio of contracts include natural gas and power forward market prices, volatility and credit risk. Market prices assume a normal functioning market with an adequate number of buyers and sellers providing market liquidity. Insufficient market liquidity could significantly affect the values that could be obtained for these contracts, as well as the costs at which these contracts could be hedged. See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A to our Form 10-K/A for further discussion and measurement of the market exposure in the trading and marketing businesses and discussion of credit risk management.

         Non-trading Operations. To reduce the risk from market fluctuations in revenues and the resulting cash flows derived from the sale of electric power, we may enter into energy derivatives in order to hedge some expected purchases of electric power, natural gas and other commodities and sales of electric power (non-trading energy derivatives). The non-trading energy derivative portfolios are managed to complement the physical transaction portfolio, reducing overall risks within authorized limits.

         We apply hedge accounting for our non-trading energy derivatives utilized in non-trading activities only if there is high correlation between price movements in the derivative and the item designated as being hedged. This correlation, a measure of hedge effectiveness, is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% to 125% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and prospective changes in fair value are recognized currently in our results of operations.

         Interest rate swaps entered into by our wholesale energy segment to hedge floating rate debt obligations are excluded from our merchant business activities and therefore are not included in these tables.


         The following table sets forth our non-trading assets and liabilities related to our merchant business activities of our wholesale energy segment as of March 31, 2003 (in millions):

Current assets .........................................   $      143
Non-current assets .....................................           83
                                                           ----------
  Total non-trading derivative assets ..................          226
                                                           ==========

Current liabilities ....................................         (248)
Non-current liabilities ................................         (110)
                                                           ----------
  Total non-trading derivative liabilities .............         (358)
                                                           ----------
    Total net non-trading derivative liabilities .......   $     (132)
                                                           ==========

         The following table sets forth a rollforward of our net non-trading derivative assets and liabilities relating to our merchant business activities for our wholesale energy segment for the three months ended March 31, 2003 (in millions):

Net non-trading derivative liabilities at December 31, 2002 ..................   $     (108)
Effective portion of changes in fair value recorded in accumulated other
  comprehensive loss .........................................................           (6)
Ineffective portion of changes in fair value .................................          (18)
                                                                                 ----------
  Net non-trading derivative liabilities at March 31, 2003 ...................   $     (132)
                                                                                 ==========


         Cash flow hedges included in accumulated other comprehensive loss as of March 31, 2003 are as follows:

                                                               MARCH 31, 2003
                                     --------------------------------------------------------------------
                                                             PORTION EXPECTED TO
                                      ACCUMULATED OTHER      BE RECLASSIFIED TO
                                       COMPREHENSIVE         EARNINGS DURING THE          MAXIMUM
                                       LOSS AFTER TAX           NEXT 12 MONTHS             TERM
                                     --------------------    --------------------    --------------------
                                                                (IN MILLIONS)
  Owned assets - commodities .....   $               (101)   $               (123)               10 years

         The following table sets forth our consolidated accumulated other comprehensive gain/loss derivative activity for continuing operations, net of tax, for the three months ended March 31, 2003:

                                                                            THREE MONTHS ENDED MARCH 31, 2003
                                                             --------------------------------------------------------------
                                                                  OWNED OR           NON-MERCHANT
                                                             CONTROLLED ASSETS          HEDGES                  TOTAL
                                                             ------------------    ------------------    ------------------
                                                                                     (IN MILLIONS)
Accumulated other comprehensive derivative gain (loss)
  at December 31, 2002 ...................................   $              (97)   $               32    $              (65)
Changes in fair value ....................................                  (16)                   59                    43
Reclassification from accumulated other comprehensive
  gain/loss to net loss ..................................                   12                   (13)                   (1)
                                                             ------------------    ------------------    ------------------
Accumulated other comprehensive derivative gain (loss)
  at March 31, 2003.......................................   $             (101)   $               78    $              (23)
                                                             ==================    ==================    ==================

         The following table sets forth the fair values of the contracts related to our non-trading derivative assets and liabilities for our merchant business activities for our wholesale energy segment as of March 31, 2003:

                                                                   FAIR VALUE OF CONTRACTS AT MARCH 31, 2003
                                     ----------------------------------------------------------------------------------------------
SOURCE OF FAIR VALUE                   TWELVE
                                       MONTHS
                                       ENDED
                                      MARCH 31,       REMAINDER                                            2008 AND      TOTAL FAIR
                                        2004           OF 2004         2005       2006        2007        THEREAFTER       VALUE
                                     ------------    ------------    --------    --------    --------    ------------    ----------
                                                                             (IN MILLIONS)
Prices actively quoted ...........   $         (4)   $         --    $     --    $     --    $     --    $         --    $       (4)
Prices provided by other
  external sources ...............            (28)             14          22          --          --              --             8
Prices based on models and
  other valuation methods ........            (73)            (23)         (6)        (13)         (7)            (14)         (136)
                                     ------------    ------------    --------    --------    --------    ------------    ----------
  Total ..........................   $       (105)   $         (9)   $     16    $    (13)   $     (7)   $        (14)   $     (132)
                                     ============    ============    ========    ========    ========    ============    ==========


         See "Trading and Marketing Operations" section above for discussion of prices.

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

         It is our policy that all transactions must be within approved counterparty or customer credit limits. For each business segment, the credit risk control organization establishes counterparty credit limits. We employ tiered levels of approval authority for counterparty credit limits, with authority increasing from the credit risk control organization through senior management and our risk oversight committee. The credit risk control organization monitors credit exposure daily. We periodically review the financial condition of our counterparties.

         The following table, which differs from disclosures in our Form 10-K/A due to the fact that we now include notional amounts related to contracts classified as "normal" in accordance with SFAS No. 133 and accounts receivable as proposed by the CCRO, sets forth the distribution by investment grade and non-investment grade ratings of our trading and marketing assets and non-trading derivative assets and other notional amounts and accounts receivable, as just described, as of March 31, 2003, after taking into consideration netting within each contract and any master netting contracts with counterparties of our merchant business activities for our wholesale energy segment:

                                              EXPOSURES        CREDIT          EXPOSURE          NUMBER OF       NET EXPOSURE OF
                                               BEFORE        COLLATERAL         NET OF         COUNTERPARTIES     COUNTERPARTIES
CREDIT RATING EQUIVALENT                     COLLATERAL       HELD (1)        COLLATERAL            >10%               >10%
                                           --------------   --------------   --------------   ----------------   ----------------
                                                                             (IN MILLIONS)
Investment grade .......................   $          527   $          149   $          378                 --   $             --
Non-investment grade ...................               85               49               36                 --                 --
No external ratings (2):
   Internally rated - Investment
     grade .............................              126               --              126                 --                 --
   Internally rated - Non-investment
     grade .............................              122                2              120                  1                 99
                                           --------------   --------------   --------------   ----------------   ----------------
  Total ................................   $          860   $          200   $          660                  1   $             99
                                           ==============   ==============   ==============   ================   ================

----------------------

(1)      Collateral consists of cash and standby letters of credit.

(2) For unrated counterparties, we perform credit analyses, considering contractual rights and restrictions, and credit support such as parent company guarantees to create an internal credit rating.

         The following table sets forth the credit exposure by maturity for total trading and marketing assets and non-trading derivative assets and other notional amounts and accounts receivable, as described above, as of March 31, 2003 of our merchant business activities for our wholesale energy segment:

                                                    LESS THAN 2                    GREATER       EXPOSURE NET OF
CREDIT RATING EQUIVALENT                              YEARS        2-5 YEARS     THAN 5 YEARS     COLLATERAL (1)
                                                   ------------   ------------   ------------    ----------------
                                                                          (IN MILLIONS)
Investment grade ...............................   $        555   $         15   $          2    $            572
Non-investment grade ...........................             90              3             --                  93
No external ratings (2):
   Internally rated - Investment grade .........            126             --             --                 126
   Internally rated - Non-investment grade .....             61             47             15                 123
                                                   ------------   ------------   ------------    ----------------
  Total (3) ....................................   $        832   $         65   $         17    $            914
                                                   ============   ============   ============    ================


(1)      Collateral consists of cash and standby letters of credit.

(2) For unrated counterparties, we perform credit analyses, considering contractual rights and restrictions, and credit support such as parent company guarantees to create an internal credit rating.

(3) Note that the totals in this table do not agree to the totals in the table above as this table does not net our credit exposures across time.

         Trading and marketing assets and liabilities and non-trading derivative assets and liabilities are presented separately in our consolidated balance sheets. The trading and non-trading derivative asset and trading and non-trading derivative liability balances are offset separately in our consolidated balance sheets although in certain cases contracts permit the offset of trading and non-trading derivative assets and liabilities with a given counterparty. For the purpose of disclosing credit risk, all assets and liabilities with a given counterparty were offset if the counterparty has entered into a contract with us which permits netting.

         Other. For additional information about price volatility and our hedging strategy, see "- Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Price Volatility," and "- Risks Associated with Our Hedging and Risk Management Activities" to our Form 10-K/A. We seek to monitor and control our trading risk exposures through a variety of processes and committees. For additional information, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A to our Form 10-K/A.

                               FINANCIAL CONDITION

         The net cash provided by or used in operating, investing and financing activities for the three months ended March 31, 2002 and 2003 follows:

                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                            2002            2003
                                         ------------    ------------
                                                (IN MILLIONS)
Cash provided by (used in):
  Operating activities ...............   $        396    $       (227)
  Investing activities ...............         (3,127)           (190)
  Financing activities ...............          2,861            (314)

Cash Provided by (Used in) Operating Activities

         Net cash used in operating activities during the three months ended March 31, 2003 changed $623 million compared to the same period in 2002. This decrease was primarily due to $379 million of decreases from working capital and other changes in assets and liabilities from continuing operations and to a lesser extent due to $209 million of decreases from cash flows from continuing operations, excluding changes in working capital and other changes in assets and liabilities. Additionally, cash flows related to the operations of our discontinued European energy operations decreased $35 million for the three months ended March 31, 2003 compared to the same period in 2002.

         Net cash provided by/used in operating activities decreased by $379 million from $192 million in net cash inflows in the three months ended March 31, 2002 to $187 million in net cash outflows in the three months ended

March 31, 2003 due to changes in working capital and other changes in assets and liabilities due to the following:

         o a $213 million change in margin deposits on energy trading and hedging activities, primarily due to cash inflows of $217 million in the three months ended March 31, 2002;

         o $145 million net cash outflows relating to collateral deposits for letters of credit relating to energy trading and hedging activities during three months ended March 31, 2003 (see note 10 to our interim financial statements);

         o $130 million of net collateral deposits related to an operating lease returned to us in the three months ended March 31, 2002;

         o $181 million decrease in cash inflows related to restricted cash for the three months ended March 31, 2003 compared to the same period in 2002 primarily attributed to REMA (see note 14(a) to our Form 10-K/A) and our Orion Power operations; and

         o $29 million paid to purchase interest rate caps during the three months ended March 31, 2003.

         These items were partially offset by a $264 million decrease in net cash outflows due to a decrease in cash outflows associated with accounts receivable of $485 million primarily related to our retail energy segment, offset by a net increase in cash outflows related to accounts payable of $157 million and a decrease in cash inflows related to net intercompany accounts receivable of $64 million. These items were also partially offset by other changes in working capital.

         Net cash provided by/used in our operations, excluding changes in working capital and other changes in assets and liabilities decreased by $209 million from $170 million in net cash inflows in the three months ended March 31, 2002 to $39 million in net cash outflows in the three months ended March 31, 2003 primarily due to cash flows provide by/used in our wholesale energy segment due to a decline in operating results.

Cash Used in Investing Activities

         Net cash used in investing activities during the three months ended March 31, 2003 decreased $2.9 billion compared to the same period in 2002, primarily due to funding the acquisition of Orion Power for $2.9 billion in 2002 as discussed below.

         On February 19, 2002, we acquired all of the outstanding shares of common stock of Orion Power for an aggregate purchase price of $2.9 billion and assumed debt obligations of $2.4 billion. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). We funded the purchase of Orion Power with a $2.9 billion credit facility and $41 million of cash on hand. For further discussion, see note 5(a) to our Form 10-K/A and note 6 to our interim financial statements.

Cash Provided by (Used in) Financing Activities

         Net cash used in financing activities during the three months ended March 31, 2003 changed by $3.2 billion compared to the same period in 2002, primarily due to an increase in short-term borrowings of $2.9 billion used to fund the acquisition of Orion Power in February 2002 and the $350 million prepayment of the senior revolving credit facility made in connection with the refinancing in March 2003 (see note 10 to our interim financial statements). In addition, during the three months ended March 31, 2003, we incurred financing costs of $131 million related to the March 2003 refinancing.

CONSOLIDATED FUTURE USES AND SOURCES OF CASH AND CERTAIN FACTORS IMPACTING FUTURE USES AND SOURCES OF CASH

         Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs and collateral requirements. We expect to complete the construction of new generation facilities that are in progress; however, the refinanced and new credit facilities entered into in March 2003 restrict the construction of any new generation facilities in the future. Maintenance of plants will continue to include costs necessary to operate the plants safely, including necessary environmental expenditures. We will evaluate opportunities to enter retail electric markets for large commercial, industrial and institutional customers, in particular, in regions in which we have electric generating facilities and capacity. Subject to restrictions in our March 2003 credit facilities, we may buy or acquire mass market customers in ERCOT. We expect our capital requirements to be met with cash flows from operations, borrowings under our senior secured revolving credit facilities and proceeds from one or more debt and equity offerings, securitization of assets and other borrowings. We believe that our current level of cash and borrowing capability, along with our future anticipated cash flows from operations, will be sufficient to meet the existing operational and collateral needs of our business for the next 12 months. Subject to restrictions in our March 2003 credit facilities, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell assets, obtain additional credit facilities or other financings and/or issue additional equity or convertible instruments. For additional discussion regarding our capital commitments, see note 14(f) to our Form 10-K/A.

         Generating Projects. As of March 31, 2003, we had four generating facilities under construction. We expect to complete three of these facilities in the second half of 2003 and the fourth facility in 2004. Total estimated cost of constructing these facilities is $2.3 billion. As of March 31, 2003, we had incurred $1.8 billion in construction costs, property, plant and equipment and spare parts inventory on these projects, which was funded from equity and debt. We were constructing three of these facilities under construction agency agreements through off-balance sheet special purpose entities. We consolidated these special purpose entities effective January 1, 2003 upon the adoption of FIN No. 46. We expect to spend approximately an additional $432 million in order to complete these facilities. For more information regarding the construction agency agreements, see note 13(a) to our interim financial statements.

         Environmental Expenditures. We anticipate spending up to $132 million in capital and other special project expenditures from 2003 through 2007 for environmental compliance, totaling approximately $35 million, $35 million, $14 million, $23 million and $25 million in 2003, 2004, 2005, 2006 and 2007, respectively. In addition, we expect to spend $22 million for the remainder of 2003 through 2007 for pre-existing conditions and remediations, which are recorded as liabilities in our consolidated balance sheet as of March 31, 2003.

         Texas Genco Option. In connection with the separation of our businesses from those of CenterPoint, CenterPoint granted us an option to purchase all of the shares of capital stock of Texas Genco owned by CenterPoint in January 2004. We will make our decision with respect to whether or not to exercise the option based on the exercise price of the option, market conditions, available financing and our due diligence investigation of Texas Genco. If we elect to exercise our purchase option, our March 2003 credit facilities would require us to fund the purchase obligation solely with proceeds from permitted asset sales, including our European energy operations, proceeds from subordinated debt and equity offerings, a limited recourse acquisition financing and/or borrowings at Texas Genco (or its intermediate holding company). If we are not able to realize such proceeds, we do not expect that we will be able to exercise the option. If we do not exercise the option, we will need to continue to contract with Texas Genco or others to meet some of our retail supply obligations. For additional information regarding this option to purchase CenterPoint's interest in Texas Genco, see note 4(b) to our Form 10-K/A.

         Mid-Atlantic Assets Lease Obligation. In August 2000, we entered into separate sale-leaseback transactions with each of the three owner-lessors for our applicable interests in three generating stations, which we acquired as part of the REMA acquisition. For additional discussion of these lease transactions, see notes 5(b) and 14(a) to our Form 10-K/A.

         Other Operating Lease Commitments. For a discussion of other operating leases, see note 14(a) to our Form 10-K/A.

         Other Commodity Commitments. For a discussion of other commodity commitments, see note 14(f) to our Form 10-K/A.

         Payment to CenterPoint. To the extent that our price to beat for electric service to residential and small commercial customers in CenterPoint's Houston service territory during 2002 and 2003 exceeds the market price of electricity, we may be required to make a payment to CenterPoint in 2004. As of March 31, 2003, our estimate for the payment related to residential customers is between $160 million and $190 million, with a most probable estimate of $175 million. For additional information regarding this payment, see note 13(b) to our interim financial statements and note 14(e) to our Form 10-K/A.

         Naming Rights to Houston Sports Complex. In October 2000, we acquired the naming rights for a football stadium and other convention and entertainment facilities included in the stadium complex. Starting in 2002 and continuing through 2032, we pay $10 million each year for annual advertising under this agreement. For additional information on the naming rights agreement, see note 14(f) to our Form 10-K/A.

Other Future Uses and Sources of Cash and Certain Factors Impacting Future Uses and Sources of Cash.

         During 2002, many factors negatively impacted us. These factors included weaker pricing for electric energy, capacity and ancillary services, coupled with a narrowing of the spark spread in the United States; market contraction, reduced volatility and reduced liquidity in the gas and power trading markets in the United States and Northwest Europe; downgrades in our credit ratings to below investment grade by each of the major rating agencies; various legal and regulatory investigations and proceedings (see note 13(d) to our interim financial statements); reduced market confidence in our financial reporting in light of our restatements and amendments; reduced access to capital and increased demands for collateral in connection with our trading, hedging and commercial obligations; the decline in market prices of our common stock; and continued weakness in the United States economy generally. Certain of these factors are discussed in more detail below.

         Future acquisitions and development projects are restricted under our credit facilities. Although we are required to dedicate a substantial portion of our cash flows to payments on our debt, we currently expect to be able to complete the four generation facilities currently under construction, as well as to meet our currently anticipated capital expenditure and working capital needs without additional funding; however, we do have the ability to borrow additional funds, subject to certain restrictions in our March 2003 credit facilities, to fund our future capital expenditure and working capital needs.

         We may need external financing to fund capital expenditures, including capital expenditures necessary to comply with air emission regulations or other regulatory requirements. If we are unable to obtain outside financing to meet our future capital requirements due to restrictions in our March 2003 credit facilities or on terms that are acceptable to us, our financial condition and future results of operations could be materially adversely affected. In order to meet our future capital requirements, we may increase the proportion of debt in our overall capital structure (subject to restrictions in our credit facilities) or we may need to issue equity or convertible instruments, thereby diluting the interests of current shareholders. Increases in our debt levels may further adversely affect our credit ratings thereby further increasing the cost of our debt. In addition, the capital constraints currently impacting our industry may require additional future indebtedness to include terms and/or pricing that is more restrictive or burdensome than those of our current indebtedness and refinancings in March 2003. This may negatively impact our ability to operate our business, or severely restrict or prohibit distributions from our subsidiaries.

         As a result of our March 2003 refinancing, our interest expense will increase substantially. The exact amount of the increase is difficult to estimate and will depend on a variety of factors, some of which are not within our control, such as prevailing interest rates. However, a comparison of the LIBOR interest rate margins under our Orion acquisition term loan (which was included in our March 2003 refinancing) and our March 2003 senior secured term loans illustrates the possible magnitude of the interest expense increase. The interest rate margin over LIBOR was initially 2% for the Orion acquisition term loan and is 4% for the March 2003 senior secured term loans, equivalent to an interest expense difference of $20 million annually for each $1 billion of principal amount. For additional information concerning our March 2003 refinancing and the facilities that were refinanced, including applicable principal amounts and interest rates, see note 10 to our interim financial statements.

     Our March 2003 credit facilities are payable or the commitments terminate as follows:

                         DATE                                                PAYMENT REQUIRED
----------------------------------------------------     --------------------------------------------------------
Earlier of closing of the Texas Genco acquisition if     Senior priority revolving credit facility must be repaid
we elect to exercise the option or December 15, 2004     and commitment terminates

May 15, 2006                                             $500 million of senior secured term loans must be
                                                         repaid or have been reduced by certain prepayments

March 15, 2007                                           Remaining senior secured term loans and senior secured
                                                         revolving credit facility must be repaid and all
                                                         commitments terminate

         In addition, under our March 2003 credit facilities, certain warrants issued to our lenders would vest, and we would be required to pay our lenders certain fees, if we do not, on or before the dates set forth below, repay our senior secured term loans and/or permanently reduce the commitment under our senior secured revolving credit facility in the aggregate paydown/reduction amounts set forth below. The fees set forth below are a percentage of the unpaid senior secured term loans and the commitment in effect under the senior secured revolving credit facility, in each case as of the date indicated. The warrants set forth below are exercisable for shares of our common stock.

                              AGGREGATE
DATE                      PAYDOWN/REDUCTION        FEES           WARRANTS
---------------------     -----------------   --------------    --------------
March 31, 2003 ......                    --               --         7,835,894
May 14, 2004 ........          $0.5 billion             0.50%               --
May 16, 2005 ........          $1.0 billion             0.75%        6,268,716
May 15, 2006 ........          $2.0 billion             1.00%        6,268,716

--------------

(1)      These warrants vested upon closing of our March 2003 credit facilities.

(2) These warrants vest only if we fail to satisfy the indicated aggregate paydown/reduction amount on or before the indicated date.

         The exercise prices of the warrants are based on average market prices of our common stock during specified periods in proximity to the refinancing date. The warrants that vested in March 2003 are exercisable until August 2008 and the remaining warrants are exercisable for a period of five years from the date they become vested.

         Our ability to arrange debt and equity financing and our cost of capital are dependent on the following factors, without limitation:

         o        general economic and capital market conditions;

         o        acceptable credit ratings;

         o credit availability and access to liquidity from banks and access to the capital markets;

         o the success of our retail energy and wholesale energy segments' operations;

         o market expectations regarding the price to beat and regulation of our retail energy segment's business in Texas;

         o investor, supplier and customer confidence in us, our competitors and peer companies and our wholesale power markets;

         o market expectations regarding our future earnings and probable cash flows;

         o market perceptions of our ability to access capital markets on reasonable terms;

         o        provisions of relevant tax and securities laws;

         o        impact of lawsuits, investigations and other proceedings;

         o successful completion of the four generation facilities currently under construction;

         o market expectations of whether or not we are likely to incur additional debt in order to exercise the Texas Genco option; and

         o successful execution of our planned sale of our European energy operations.

         Our March 2003 credit facilities restrict our ability to take specific actions without the consent of our lenders, even if such actions may be in our best interest. Subject to certain exceptions designed to allow for the execution of our business plans in the ordinary course, these restrictions limit our ability to, among other things:

         o incur additional liens or make additional negative pledges on our assets;

         o        merge, consolidate or sell our assets;

         o issue additional debt or engage in sale and leaseback transactions;

         o        pay dividends, repurchase capital stock or prepay other debt;

         o        make investments or acquisitions;

         o engage in construction or development activities in respect of power plants;

         o enter into transactions with affiliates, except on an arm's length basis;

         o        make capital expenditures;

         o        materially change our business;

         o amend our debt and other material agreements in certain respects;

         o        issue and sell subsidiary capital stock; and

         o        engage in certain types of trading activities.

Refinancings of Credit Facilities in March 2003.

         During March 2003, we refinanced our (a) $1.6 billion senior revolving credit facilities, (b) $2.9 billion 364-day Orion acquisition term loan and (c) $1.425 billion construction agency financing commitment, and we obtained a new $300 million senior priority revolving credit facility. The refinancing combined the existing credit facilities into a $2.1 billion senior secured revolving credit facility, a $921 million senior secured term loan, and a $2.91 billion senior secured term loan. The refinanced credit facilities mature in March 2007. The $300 million senior priority revolving credit facility matures on the earlier of the closing of the Texas Genco acquisition if we elect to exercise our option or December 15, 2004. For further discussion of this refinancing, see note 10 to our interim financial statements.

Credit Facilities, Bonds and Notes.

         As of March 31, 2003, we had $9.3 billion in committed credit facilities, bonds and notes of which $768 million was unused. As of March 31, 2003, letters of credit outstanding under these facilities aggregated $682 million and borrowings aggregated $7.8 billion. As of March 31, 2003, $175 million of our committed credit facilities are to expire by March 31, 2004. For a discussion of the refinancing and amendments of certain of these committed credit facilities in March 2003, see note 10 to our interim financial statements.

         Currently, we are satisfying our capital requirements and other commitments primarily with cash from operations, cash on hand and borrowings available under our credit facilities. The following table summarizes our credit capacity, cash and cash equivalents and current restricted cash at March 31, 2003:

                                                         RELIANT         ORION
                                         TOTAL          RESOURCES        POWER             OTHER
                                     ------------      ------------   ------------      ------------
                                                                (IN MILLIONS)
Total committed credit ...........   $      9,270      $      6,433   $      2,105      $        732
Outstanding borrowings ...........          7,820             5,125          2,018               677
Outstanding letters of credit ....            682               585             47                50
                                     ------------      ------------   ------------      ------------
Unused borrowing capacity ........            768(1)            723             40(1)              5
Cash and cash equivalents ........            388                48             18               322
Current restricted cash (2) ......            177                --            164                13
                                     ------------      ------------   ------------      ------------
Total ............................   $      1,333      $        771   $        222      $        340
                                     ============      ============   ============      ============

------------------

(1) As discussed in notes 10 and 13(g) to our interim financial statements, $5 million of the unused capacity relates to Liberty's working capital facility and for the term of the waiver from the lenders, Liberty has agreed it will not make draws on the working capital facility.

(2) Current restricted cash includes cash at certain subsidiaries that is restricted by financing agreements, but is available to the applicable subsidiary to use to satisfy certain of its obligations.

Restricted Cash.

         All of our operations are conducted by our subsidiaries. Our cash flow and our ability to service parent-level indebtedness when due is dependent upon our receipt of cash dividends, distributions or other transfers from our subsidiaries. The terms of some of our subsidiaries' indebtedness restrict their ability to pay dividends or make restricted payments to us in some circumstances. For information regarding restricted cash and the related credit facilities, see notes 2(l) and 9(a) to our Form 10-K/A.

Credit Ratings.

         As of May 1, 2003 our unsecured credit ratings are as follows:

DATE ASSIGNED            RATING AGENCY             RATING     RATING DESCRIPTION
November 25, 2002        Moody's                   B3         Review for possible downgrade
April 2, 2003            Standard & Poor's         B          CreditWatch Developing
April 1, 2003            Fitch                     CCC+       Rating Watch Positive

         We expect to approach the rating agencies in the near future to seek ratings of our March 2003 credit facilities and an update to the ratings for our senior unsecured obligations. We are not able to estimate what these ratings will be.

         As of May 1, 2003, the REMA lease certificates were rated B by Standard & Poor's and B3 by Moody's. The ratings remain on "CreditWatch Developing" and "review for possible downgrade", respectively. As of May 1, 2003, the Moody's senior unsecured debt rating for Orion Power was B3. The rating remains on "review for possible downgrade." Standard & Poor's senior unsecured debt and corporate ratings for Orion Power were CCC+ and B, respectively. These ratings remain on "CreditWatch Developing."

         We cannot assure that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agencies. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

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

         In most cases, the consequences of rating downgrades are limited to the requirement by our counterparties that we provide credit support to them in the form of a pledge of cash collateral, a letter of credit or other similar credit support. In addition, certain of our retail electricity contracts with large commercial, industrial and institutional customers in the retail energy segment permit the customers to terminate their contracts once our unsecured debt ratings fall below investment grade or if our ratings are withdrawn entirely by a rating agency. As of May 1, 2003, no retail contracts have been terminated pursuant to these terms. In light of the credit rating downgrades, we are working with our various commercial counterparties to minimize the disruption to our normal commercial activities and to reduce the magnitude of the collateral we must post in support of our obligations to such counterparties.

         In connection with our domestic commercial operations, as of May 1, 2003, we have posted cash collateral of $335 million and letters of credit of $240 million from Reliant Resources' facilities. Of these letters of credit, $15 million are issued under a cash-secured, revolving letter of credit facility initiated on January 29, 2003, see note 10 to our interim financial statements. In addition, we have posted cash collateral related to commercial operations of $9 million and letters of credit of $27 million from Orion Power subsidiary facilities. In support of financings, we have issued additional letters of credit of $305 million from Reliant Resources' facilities and $67 million from subsidiary facilities. Based on current commodity prices, we estimate that as of May 1, 2003, we could be required to post additional collateral of up to $447 million related to our domestic operations. This estimate could increase based on changes to commodity prices. As of May 1, 2003, we had $353 million in unrestricted cash and cash equivalents and $578 million available under committed corporate facilities. Factors which could lead to an increase in our actual posting of collateral include adverse changes in our industry or negative reactions to additional credit rating downgrades or the secured nature of the March 2003 credit facilities.

         We believe that our current level of cash and borrowing capability, along with our future anticipated cash flows from operations, will be sufficient to meet the liquidity needs of our business for the next twelve months. Under certain unfavorable commodity price scenarios, however, it is possible that we could experience inadequate liquidity.

         In addition, we have been involved in certain commercial activities (including long-term sales of electric energy or capacity from our generating facilities) that prospectively may not be feasible due to our current credit and liquidity situation, among other factors. The credit downgrades have also resulted in more limited access to creditworthy counterparties with which to transact and the need to make commercial concessions with counterparties as an inducement for them to do business with us. Given these factors, we have reduced the level of our trading, marketing and hedging activities, which may result in a potential reduction and greater volatility in future earnings.

Other Sources and Uses of Cash and Factors Impacting Cash.

         Sale of our European Energy Operations. In February 2003, we signed an agreement to sell our European energy operations to Nuon, a Netherlands-based electricity distributor. Upon consummation of the sale, we expect to receive cash proceeds from the sale of approximately $1.2 billion (Euro 1.1 billion). We intend to use the cash proceeds from the sale first to prepay the Euro 600 million bank term loan borrowed by RECE to finance a portion of the original acquisition costs of our European energy operations. The maturity date of the credit facility, which originally was scheduled to mature in March 2003, has been extended (see note 16 to our interim financial statements). If we exercise the option to acquire Texas Genco in 2004, we intend to use the remaining cash proceeds of approximately $0.5 billion (Euro 0.5 billion) to partially fund the exercise of this option. However, if we elect not to exercise the option, we must use the remaining cash proceeds to prepay debt. The Dutch competition authority approval is needed for the sale to occur. No assurance can be given that we will obtain the necessary approval or that it will be obtained in a timely manner. For further discussion of the sale, see note 16 to our interim financial statements.

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

         California Trade Receivables and the FERC Refunds. As of March 31, 2003, we were owed total receivables, including interest, of $221 million (net of estimated refund provision) by the Cal ISO, the Cal PX, the CDWR and California Energy Resources Scheduler for energy sales in the California wholesale market during the fourth quarter of 2000 through March 31, 2003. As of March 31, 2003, we had an $18 million pre-tax credit provision against these receivable balances. From April 1, 2003 through May 1, 2003, we have collected $19 million of these receivable balances. For additional information regarding these receivables and uncertainties in the California wholesale market, see note 13(e) to our interim financial statements.

         Counterparty Credit Risk. For a discussion of our counterparty credit risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading and Marketing Operations."

         Receivables Facility Covenant Violation. For discussion of a covenant violation under the receivables facility, see note 14 to our interim financial statements.

         Liberty Electric Generating Station Contingency. The output of the Liberty Station is contracted under a tolling agreement between LEP, a wholly-owned indirect subsidiary of Orion Power, and PGET for a term of approximately 14 years, with an option to extend at the end of the term. Liberty and LEP have received a waiver from the lenders under the Liberty credit facility from the requirement that they enforce all of their respective rights under the tolling agreement. In return for this waiver, Liberty and LEP have agreed that for the term of the waiver, they would not be able to make draws on the working capital facility that is available under the Liberty credit facility. The current waiver expires on June 30, 2003. There is no assurance that Liberty and LEP will be able to receive any waiver extension. For information regarding this tolling agreement, issues related to the financing of the Liberty Station and other related contingencies, including foreclosure concerns, see note 13(g) to our interim financial statements.

         Reliant Energy Desert Basin Contingency. REDB sells capacity to SRP under a long-term power purchase agreement. We guarantee certain of REDB's obligations under the power purchase agreement. As a result of our credit downgrade to below investment grade by two major ratings agencies, SRP has requested performance assurance in the form of cash or a letter of credit from REDB under the power purchase agreement and from Reliant Resources under the guarantee. Under the power purchase agreement and guarantee, the total amount of performance assurance cannot exceed $150 million. For information regarding REDB's obligations, our related guarantee and other related contingencies, see note 13(f) to our interim financial statements.

         Other Items. For other items that may affect our future cash flows from operations, see our Form 10-K/A.

OFF-BALANCE SHEET TRANSACTIONS

         Construction Agency Agreements. In 2001, we, through several of our subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of three power generation projects. As of December 31, 2002, we did not consolidate the results of the special purpose entities in our consolidated financial statements. Effective January 1, 2003, upon the adoption of FIN No. 46, we began consolidating these special purpose entities. For information regarding these transactions and the refinancing in March 2003, see notes 10 and 13(a) to our interim financial statements.

         Receivables Facility Agreement. In July 2002, we entered into a receivables facility arrangement with a financial institution to sell an undivided interest in accounts receivable from residential and small commercial retail electric customers under which, on an ongoing basis, the financial institution will invest a maximum of $125 million for its interest in such receivables. Pursuant to this receivables facility, we formed a QSPE as a bankruptcy remote subsidiary. For additional information regarding this transaction, see note 14 to our interim financial statements.

         REMA Sales/Leaseback Transactions. In August 2000, we entered into separate sale/leaseback transactions with each of the three owner-lessors for our interests in three generating stations acquired in the REMA acquisition. For additional discussion of these lease transactions, see note 14(a) to our Form 10-K/A.

       NEW ACCOUNTING PRONOUNCEMENTS, SIGNIFICANT ACCOUNTING POLICIES AND
                         CRITICAL ACCOUNTING ESTIMATES

NEW ACCOUNTING PRONOUNCEMENTS

         For discussion regarding new accounting pronouncements that impact us, see note 2 to our interim financial statements.

SIGNIFICANT ACCOUNTING POLICIES

         For discussion regarding our significant accounting policies, see note 2 to our Form 10-K/A.

CRITICAL ACCOUNTING ESTIMATES

         For discussion regarding our critical accounting estimates, see our Form 10-K/A.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         We are exposed to various market risks. These risks arise from transactions entered into in the normal course of business and are inherent in our consolidated financial statements. Most of the revenues, results of operations and cash flows from our business activities are impacted by market risks. Categories of market risks include exposures primarily related to commodity prices through trading and marketing activities and non-trading activities and interest rates.

         In March 2003, we decided to exit our proprietary trading activities and liquidate, to the extent practicable, our proprietary positions. Although we are exiting the proprietary trading business, we have existing positions, which will be closed as economically feasible or in accordance with their terms. We will continue to engage in hedging activities and commercial transactions related to our electric generating facilities, pipeline storage positions and fuel positions of our wholesale energy segment and energy supply costs related to our retail energy segment.

         Given our current credit and liquidity situation and other factors, we have reduced the level of our marketing and hedging activities, which could result in greater volatility in future earnings. Additionally, the reduction in market liquidity may impair the effectiveness of our risk management procedures and hedging strategies. These and other factors may adversely impact our results of operations, financial condition and cash flows. For further discussion of our current liquidity situation and related impacts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" in this Form 10-Q.

         We seek to monitor and control our trading risk exposures through a variety of processes and committees. For additional information, see "Quantitative and Qualitative Disclosures About Market Risk - Risk Management Structure" in Item 7A to our Form 10-K/A.

TRADING MARKET RISK

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

         The following table presents the daily value at risk for substantially all of our trading and marketing positions for the three months ended March 31, 2002 and 2003 based on a 95% confidence level and primarily a one day holding period for natural gas and petroleum products and holding periods of 1 to 20 days based on the risk profile of the portfolio for power products:

                                                 MARCH 31, 2002   MARCH 31, 2003
                                                 --------------   --------------
                                                         (IN MILLIONS)
As of March 31, 2002 and 2003 ................   $           22   $           10
Three months ended March 31, 2002 and 2003:
    Average ..................................               18               11
    High .....................................               27               35
    Low ......................................               14                6

         The following chart sets forth the daily value at risk for substantially all of our trading energy contracts for 2002 and the three months ended March 31, 2003 (in millions):


                                    [GRAPH]

     02-Jan-02      26.676463      1st Qtr '02
     03-Jan-02      24.183479
     04-Jan-02      22.375085
     07-Jan-02      20.874790
     08-Jan-02      20.389015
     09-Jan-02      20.113118
     10-Jan-02      20.706310
     11-Jan-02      19.643538
     14-Jan-02      19.054364
     15-Jan-02      18.666571
     16-Jan-02      17.029784
     17-Jan-02      16.611236
     18-Jan-02      16.001698
     22-Jan-02      15.523630
     23-Jan-02      15.288009
     24-Jan-02      14.019594
     25-Jan-02      15.665395
     28-Jan-02      15.537976
     29-Jan-02      15.980875
     30-Jan-02      14.813176
     31-Jan-02      16.049377
     01-Feb-02      16.124895
     04-Feb-02      16.447596
     05-Feb-02      16.656026
     06-Feb-02      15.981168
     07-Feb-02      16.244402
     08-Feb-02      15.950182
     11-Feb-02      16.345235
     12-Feb-02      17.081628
     13-Feb-02      16.620573
     14-Feb-02      16.960932
     15-Feb-02      15.962251
     19-Feb-02      14.835315
     20-Feb-02      16.331560
     21-Feb-02      15.737517
     22-Feb-02      15.697600
     25-Feb-02      15.884714
     26-Feb-02      15.887319
     27-Feb-02      15.708853
     28-Feb-02      16.467322
     01-Mar-02      16.592633
     04-Mar-02      16.376445
     05-Mar-02      16.806287
     06-Mar-02      16.998659
     07-Mar-02      17.717750
     08-Mar-02      17.724912
     11-Mar-02      17.273979
     12-Mar-02      18.281390
     13-Mar-02      20.323490
     14-Mar-02      20.417681
     15-Mar-02      22.933827
     18-Mar-02      23.399913
     19-Mar-02      20.688638
     20-Mar-02      20.129720
     21-Mar-02      21.020971
     22-Mar-02      25.269167
     25-Mar-02      23.228581
     26-Mar-02      17.096848
     27-Mar-02      19.100329
     28-Mar-02      21.832720
     01-Apr-02      21.051432      2nd Qtr '02
     02-Apr-02      20.676584
     03-Apr-02      21.337720
     04-Apr-02      22.628859
     05-Apr-02      21.530983
     08-Apr-02      19.340756
     09-Apr-02      19.088772
     10-Apr-02      17.453627
     11-Apr-02      17.284762
     12-Apr-02      15.830253
     15-Apr-02      15.759115
     16-Apr-02      16.658741
     17-Apr-02      16.228374
     18-Apr-02      18.093093
     19-Apr-02      15.180074
     22-Apr-02      15.599693
     23-Apr-02      18.496613
     24-Apr-02      17.003877
     25-Apr-02      15.300660
     26-Apr-02      14.168602
     29-Apr-02      19.011957
     30-Apr-02      20.492216
     01-May-02      28.631690
     02-May-02      27.479368
     03-May-02      21.847182
     06-May-02      20.649981
     07-May-02      21.612589
     08-May-02      17.620122
     09-May-02      16.206207
     10-May-02      15.986801
     13-May-02      16.535656
     14-May-02      16.420909
     15-May-02      18.236031
     16-May-02      16.986908
     17-May-02      16.315261
     20-May-02      14.851919
     21-May-02      15.922760
     22-May-02      14.505834
     23-May-02      14.641230
     24-May-02      14.705981
     27-May-02      14.705981
     28-May-02      13.356193
     29-May-02      13.822162
     30-May-02      13.824232
     31-May-02      13.467221
     03-Jun-02      13.521729
     04-Jun-02      13.429241
     05-Jun-02      13.934472
     06-Jun-02      14.283001
     07-Jun-02      14.322935
     10-Jun-02      13.249175
     11-Jun-02      12.255051
     12-Jun-02      12.249443
     13-Jun-02      13.842798
     14-Jun-02      13.572789
     17-Jun-02      15.831342
     18-Jun-02      15.699607
     19-Jun-02      15.766643
     20-Jun-02      15.605657
     21-Jun-02      15.871673
     24-Jun-02      15.698299
     25-Jun-02      15.813871
     26-Jun-02      15.777534
     27-Jun-02      18.657763
     28-Jun-02      19.310591
     01-Jul-02      17.845688      3rd Qtr '02
     02-Jul-02      20.881125
     03-Jul-02      18.208877
     08-Jul-02      18.463888
     09-Jul-02      17.941777
     10-Jul-02      17.881900
     11-Jul-02      18.284067
     12-Jul-02      17.281151
     15-Jul-02      16.925226
     16-Jul-02      17.909412
     17-Jul-02      17.706488
     18-Jul-02      17.701477
     19-Jul-02      18.135451
     22-Jul-02      17.754845
     23-Jul-02      17.598463
     24-Jul-02      17.922393
     25-Jul-02      17.243224
     26-Jul-02      17.165637
     29-Jul-02      19.274172
     30-Jul-02      18.842591
     31-Jul-02      18.585233
     01-Aug-02      18.141710
     02-Aug-02      17.526211
     05-Aug-02      15.310580
     06-Aug-02      14.583524
     07-Aug-02      14.810409
     08-Aug-02      14.452090
     09-Aug-02      17.565959
     12-Aug-02      17.185761
     13-Aug-02      17.992094
     14-Aug-02      17.214079
     15-Aug-02      17.218585
     16-Aug-02      17.007816
     19-Aug-02      16.519377
     20-Aug-02      16.317792
     21-Aug-02      16.363601
     22-Aug-02      16.341898
     26-Aug-02      16.366858
     27-Aug-02      16.413519
     28-Aug-02      15.926125
     29-Aug-02      16.201293
     30-Aug-02      17.101937
     03-Sep-02      17.150755
     04-Sep-02      16.562920
     05-Sep-02      19.305027
     06-Sep-02      19.402914
     09-Sep-02      19.861933
     10-Sep-02      19.586210
     11-Sep-02      20.373849
     12-Sep-02      19.613558
     13-Sep-02      18.915578
     16-Sep-02      19.892541
     17-Sep-02      18.720839
     18-Sep-02      17.781622
     19-Sep-02      17.927942
     20-Sep-02      17.388962
     23-Sep-02      16.827296
     24-Sep-02      16.486522
     25-Sep-02      18.250878
     26-Sep-02      17.248238
     27-Sep-02      17.906490
     30-Sep-02      16.416469
     01-Oct-02      17.282030      4th Qtr '02
     02-Oct-02      16.460289
     03-Oct-02      17.439790
     04-Oct-02      18.988561
     07-Oct-02      19.253919
     08-Oct-02      18.253868
     09-Oct-02      17.680351
     10-Oct-02      16.405394
     11-Oct-02      15.474757
     14-Oct-02      13.475569
     15-Oct-02      15.021409
     16-Oct-02      15.733008
     17-Oct-02      14.630044
     18-Oct-02      14.612656
     21-Oct-02      14.344752
     22-Oct-02      14.252179
     23-Oct-02      14.576717
     24-Oct-02      14.165244
     25-Oct-02      13.694244
     28-Oct-02      12.409130
     29-Oct-02      12.599202
     30-Oct-02      13.209448
     31-Oct-02      13.263924
     01-Nov-02      12.835306
     04-Nov-02      12.639991
     05-Nov-02      12.353904
     06-Nov-02      12.635204
     07-Nov-02      10.814411
     11-Nov-02      11.086840
     12-Nov-02      11.028671
     13-Nov-02      10.603895
     14-Nov-02      10.090517
     15-Nov-02      10.390872
     18-Nov-02      10.282267
     19-Nov-02      11.928633
     20-Nov-02      12.587072
     21-Nov-02      12.431696
     22-Nov-02      11.931329
     25-Nov-02      11.607350
     26-Nov-02      12.492052
     27-Nov-02      11.674227
     02-Dec-02      12.647935
     03-Dec-02      10.877963
     04-Dec-02      11.031449
     05-Dec-02      10.728842
     06-Dec-02      11.194168
     09-Dec-02      11.188438
     10-Dec-02      11.045463
     12-Dec-02      13.014498
     13-Dec-02      14.659574
     16-Dec-02      16.970943
     17-Dec-02      17.114697
     18-Dec-02      17.750687
     19-Dec-02      20.161740
     20-Dec-02      19.450170
     23-Dec-02      18.739486
     26-Dec-02      18.516200
     27-Dec-02      17.543454
     30-Dec-02      17.104278
     31-Dec-02      17.497605
     02-Jan-03       7.654723      1st Qtr '03
     03-Jan-03      10.683250
     06-Jan-03      10.005378
     07-Jan-03       7.934425
     08-Jan-03       7.648760
     09-Jan-03       6.527508
     10-Jan-03       6.597464
     13-Jan-03       7.943082
     14-Jan-03       8.218462
     15-Jan-03       8.261003
     16-Jan-03       9.035497
     17-Jan-03       8.367825
     20-Jan-03       8.617217
     21-Jan-03       8.622302
     22-Jan-03       8.721972
     23-Jan-03       8.485828
     24-Jan-03       8.480923
     27-Jan-03       8.371762
     28-Jan-03       8.601506
     29-Jan-03       8.322424
     30-Jan-03       8.378693
     31-Jan-03       7.954905
     03-Feb-03       7.902610
     04-Feb-03       7.744612
     05-Feb-03       7.615945
     06-Feb-03       7.768556
     07-Feb-03       8.276072
     10-Feb-03       8.309436
     11-Feb-03       7.784863
     12-Feb-03       7.064942
     13-Feb-03       6.726549
     14-Feb-03       6.406174
     18-Feb-03       5.798544
     19-Feb-03       7.141499
     20-Feb-03       6.982162
     21-Feb-03       7.192427
     24-Feb-03       6.649992
     25-Feb-03      14.173641
     26-Feb-03      24.286814
     27-Feb-03      35.419761
     28-Feb-03      26.952549
     03-Mar-03      27.223976
     04-Mar-03      21.570271
     05-Mar-03      16.016121
     06-Mar-03      14.622353
     07-Mar-03      15.155995
     10-Mar-03      14.429342
     11-Mar-03      13.966493
     12-Mar-03      14.902683
     13-Mar-03      13.870525
     14-Mar-03      14.136402
     17-Mar-03      13.849757
     18-Mar-03      12.855575
     19-Mar-03      12.198487
     20-Mar-03      11.983648
     21-Mar-03      11.820056
     24-Mar-03      11.912188
     25-Mar-03      10.845397
     26-Mar-03      10.889862
     28-Mar-03      10.817717
     31-Mar-03      10.347316


         During the three months ended March 31, 2003, average value at risk exposure was lower compared to the full year in 2002 due to certain power marketing activities in ERCOT related to our retail energy segment no longer being accounted for on a mark-to-market method of accounting. Lower overall trading volumes during the three months ended March 31, 2003 due to the decline in proprietary trading also contributed to a reduction in value at risk. The increase in value at risk during February 2003 was due to volatility in the natural gas market.

         We have included the following value at risk calculations in response to the CCRO best practices issued in November 2002 with respect to our trading and marketing contracts based on the assumptions proposed by the CCRO disclosures as denoted below for the three months ended March 31, 2003 (in millions):

95% confidence level, ten-day holding period, two-tailed:
    As of March 31, 2003 .........................................   $   12
    Three months ended March 31, 2003:
      Average ....................................................       13
      High .......................................................       42
      Low ........................................................        7

99% confidence level, one-day holding period, two-tailed:
    As of March 31, 2003 .........................................   $    4
    Three months ended March 31, 2003:
      Average ....................................................        4
      High .......................................................       12
      Low ........................................................        2

NON-TRADING MARKET RISK

         We assess the risk of our non-trading derivatives using a sensitivity analysis method.

         Commodity Price Risk. Derivative instruments, which we use as economic hedges, create exposure to commodity prices, which, in turn, offset the commodity exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in earnings based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their March 31, 2003 levels would have decreased the fair value of our non-trading energy derivatives by $63 million.

         The following table sets forth our power generation operations hedging information estimated over the next three years as of March 31, 2003:

                                                           REMAINDER OF
                                                               2003           2004          2005
                                                           ------------    ----------    ----------
Estimated plant output hedged (1) (3) ..................           41.9%         27.7%         16.0%
Estimated plant fuel requirements hedged (2) (3) .......           42.4%         28.1%         21.3%

------------------

(1) Estimated plant output hedged represents the portion of MWhs of future net generating capacity of our power generation facilities to be sold under existing contracts.

(2) Estimated plant fuel requirements hedged represents the portion of estimated future fuel requirements of our power generation facilities based on MMbtu equivalents and net generating capacity to be purchased under existing contracts.

(3) Trading and non-trading activities related to our power generation facilities (owned or leased) are included in the calculations.

         Interest Rate Risk. We have issued long-term debt and have obligations under bank facilities that subject us to the risk of loss associated with movements in market interest rates.

         Our floating-rate obligations aggregated $7.2 billion at March 31, 2003, excluding the book value of the warrants outstanding of $15 million. If the floating interest rates were to increase by 10% from March 31, 2003 rates, our interest expense would increase by a total of $2.8 million each month in which such increase continued.

         At March 31, 2003, we had issued fixed-rate debt to third parties aggregating $557 million, excluding Liberty's fixed-rate debt of $165 million. As of March 31, 2003, the fair values of these debt instruments, excluding Liberty's fixed rate debt, were $442 million. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments, excluding Liberty's fixed-rate debt, would increase by $29 million if interest rates were to decline by 10% from their rates at March 31, 2003.

         As of March 31, 2003, we have interest rate swap contracts with an aggregate notional amount of $1.1 billion that fix the interest rate applicable to floating rate short-term debt and floating rate long-term debt. These swaps could be terminated at a cost of $126 million at March 31, 2003. These derivative instruments qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the results of operations over the term of the related agreement. A decrease of 10% in the March 31, 2003 level of interest rates would increase the cost of terminating the interest rate swaps by $8 million. For information regarding the accounting for these interest rate derivative instruments, see notes 8 and 10 to our interim financial statements.

         During January 2003, we purchased three-month LIBOR interest rate caps to hedge our future floating rate risk associated with various credit facilities. We have hedged $4.0 billion for the period from July 1 to December 31, 2003, $3.0 billion for 2004 and $1.5 billion for 2005. The interest rate caps had a market value of $12 million at March 31, 2003. These derivative instruments qualify for hedge accounting under SFAS No. 133. A decrease of 10% in the March 31, 2003 level of interest rates would cause the market value of the interest rate caps to decline by $3 million. For information regarding the accounting for these interest rate derivative instruments, see notes 8 and 10 to our interim financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of a date, the evaluation date, within 90 days prior to the filing date of our Form 10-Q. Based on such evaluation, such officers have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS

         Since the evaluation date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         For a description of legal proceedings affecting us, see note 13 to our interim financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In connection with our March 2003 refinancing, we issued to the lenders 20,373,326 warrants to acquire shares of our common stock. The exercise prices of the warrants are based on average market prices of our common stock during specified periods in proximity to the refinancing date. Of the total issued, 7,835,894 warrants vested in March 2003, 6,268,716 will vest if our refinanced credit facilities have not been reduced by an aggregate of $1.0 billion by May 2005 and the remaining 6,268,716 will vest if our refinanced credit facilities have not been reduced by an aggregate of $2.0 billion by May 2006. The warrants that vested in March 2003 are exercisable until August 2008, and the remaining warrants are exercisable for a period of five years from the date they become vested. We received no separate cash or other consideration for the issuance of the warrants. The issuance of the warrants was not registered with the SEC in reliance upon Regulation D promulgated under the Securities Act of 1933.

ITEM 5.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Exhibits.

         See Index of Exhibits, which includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q by Item 601 of Regulation S-K.

(b)  Reports on Form 8-K.

o Current Report on Form 8-K dated January 3, 2003, as filed with the SEC on January 3, 2003 (Items 7 and 9).

o Current Report on Form 8-K dated January 7, 2003, as filed with the SEC on January 10, 2003 (Items 5 and 7).

o Current Report on Form 8-K dated January 30, 2003, as filed with the SEC on January 30, 2003 (Items 7 and 9).

o Current Report on Form 8-K dated January 30, 2003, as filed with the SEC on February 3, 2003 (Items 5 and 7).

o Current Report on Form 8-K dated February 18, 2003, as filed with the SEC on February 24, 2003 (Items 5 and 7).

o Current Report on Form 8-K dated March 7, 2003, as filed with the SEC on March 17, 2003 (Items 5 and 7).

o Current Report on Form 8-K dated March 24, 2003, as filed with the SEC on March 24, 2003 (Items 5 and 7).

o Current Report on Form 8-K dated March 26, 2003, as filed with the SEC on March 28, 2003 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RELIANT RESOURCES, INC.
                                             (Registrant)

                                    By: /s/ Thomas C. Livengood
                                       -------------------------------
                                            Thomas C. Livengood
                                        Vice President and Controller
                                        (Principal Accounting Officer)
                                               May 13, 2003

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

          (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date: May 13, 2003                                 /s/ Joel V. Staff
                                              ------------------------------
                                                       Joel V. Staff
                                                       Chairman  and
                                                  Chief Executive Officer

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

          (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  May 13, 2003                                /s/ Mark M. Jacobs
                                                ----------------------------
                                                      Mark M. Jacobs
                                                Executive Vice President and
                                                  Chief Financial Officer

                                INDEX OF EXHIBITS

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q by Item 601(b)(10)(iii) of Regulation S-K.

                                                                                         SEC FILE OR
EXHIBIT                                                      REPORT OR REGISTRATION      REGISTRATION     EXHIBIT
NUMBER                   DOCUMENT DESCRIPTION                       STATEMENT               NUMBER       REFERENCE
---------   ------------------------------------------    -----------------------------  -------------  ------------
3.1         Restated Certificate of Incorporation.         Reliant Resources, Inc.        333-48038        3.1
                                                           Registration Statement on
                                                           Form S-1

3.2         Amended and Restated Bylaws.                   Reliant Resources, Inc.         1-16455          3
                                                           Quarterly Report on Form
                                                           10-Q for the Quarterly
                                                           Period Ended March 31, 2001

4.2         Rights Agreement effective as of January 15,   Reliant Energy,                 1-3187          4.2
            2001 between Reliant Resources, Inc. and The   Incorporated's Quarterly
            Chase Manhattan Bank, as Rights Agent,         Report on Form 10-Q for
            including a form of Rights Certificate.        the Quarterly Period Ended
                                                           March 31, 2001

+*10.1      Severance Agreement between Reliant
            Resources, Inc. and R. Steve Letbetter,
            dated January 14, 2003.

+*10.2      Amendment to Severance Agreement between
            Reliant Resources, Inc. and R. Steve
            Letbetter, made and effective as of
            April 13, 2003.

+*10.3      Severance Agreement between Reliant
            Resources, Inc. and Stephen W. Naeve, dated
            January 14, 2003.

+*10.4      Severance Agreement between Reliant
            Resources, Inc. and Hugh Rice Kelly, dated
            January 14, 2003.

+*10.5      Severance Agreement between Reliant
            Resources, Inc. and Mark M. Jacobs, dated
            April 30, 2003.

+99.1       Certification of Chairman and Chief Executive
            Officer.

+99.2       Certification of Executive Vice President and
            Chief Financial Officer.