Form 10-Q
period 2003-06-30
RELIANT RESOURCES INC
filed 2003-08-13
CIK 1126294

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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
     (State or other jurisdiction of incorporation or                  (I.R.S. Employer Identification No.)
                       organization)

                                 1111 Louisiana
                              Houston, Texas 77002
               (Address of principal executive offices) (Zip Code)

                                 (713) 497-3000
              (Registrant's Telephone Number, Including Area Code)


                                   ----------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 125-2 of the Exchange Act). Yes [X] No [ ].

As of August 11, 2003, Reliant Resources, Inc. had 294,337,364 shares of common stock outstanding, excluding 5,466,636 shares held by the Registrant as treasury stock.

================================================================================

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Operations (unaudited)
         Three and Six Months Ended June 30, 2002 (as restated) and 2003.........................................1

         Consolidated Balance Sheets (unaudited)
         December 31, 2002 and June 30, 2003 ....................................................................2

         Consolidated Statements of Cash Flows (unaudited)
         Six Months Ended June 30, 2002 (as restated) and 2003...................................................3

         Notes to Unaudited Consolidated Interim Financial Statements............................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................56

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................88

Item 4.  Controls and Procedures................................................................................91


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................92

Item 2.  Changes in Securities and Use of Proceeds..............................................................92

Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................92

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

     We have based our forward-looking statements on management's beliefs and assumptions based on information available at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events and performance may and often do vary materially from actual results. Therefore, actual results may differ materially from those expressed or implied by our forward-looking statements. For more information regarding the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in
Item 7 of our Form 10-K/A filed on May 1, 2003 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the three months ended March 31, 2002 and 2003 in our Current Report on Form 8-K filed on July 23, 2003.

                                     PART I.
                              FINANCIAL INFORMATION

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                -------------------------------     -------------------------------
                                                                    2002              2003               2002              2003
                                                                -------------     -------------     -------------     -------------
                                                                (AS RESTATED,                       (AS RESTATED,
                                                                 SEE NOTE 1)                         SEE NOTE 1)
REVENUES:
  Revenues .................................................    $   2,070,253     $   2,821,924     $   3,677,045     $   5,460,010
  Trading margins ..........................................          114,900             7,633           165,729           (65,116)
                                                                -------------     -------------     -------------     -------------
    Total ..................................................        2,185,153         2,829,557         3,842,774         5,394,894
                                                                -------------     -------------     -------------     -------------
EXPENSES:
  Fuel and cost of gas sold ................................          237,437           304,391           400,415           679,856
  Purchased power ..........................................        1,262,678         1,968,260         2,293,228         3,678,106
  Accrual for payment to CenterPoint Energy, Inc. ..........               --                --                --            46,700
  Operation and maintenance ................................          208,385           238,677           356,012           435,331
  General, administrative and development ..................          160,629           147,577           272,251           275,713
  Depreciation .............................................           87,543            88,608           141,412           169,492
  Amortization .............................................            4,733             8,216             8,401            17,677
                                                                -------------     -------------     -------------     -------------
    Total ..................................................        1,961,405         2,755,729         3,471,719         5,302,875
                                                                -------------     -------------     -------------     -------------
OPERATING INCOME ...........................................          223,748            73,828           371,055            92,019
                                                                -------------     -------------     -------------     -------------
OTHER (EXPENSE) INCOME:
  Gains from investments, net ..............................            3,089               211             5,901             1,855
  Income (loss) of equity investments ......................            6,006            (2,390)            9,790            (3,600)
  Other, net ...............................................            1,639               231            (1,197)           (1,446)
  Interest expense .........................................          (57,279)         (114,455)          (86,438)         (211,488)
  Interest income ..........................................            3,025             5,014             5,048            19,156
  Interest income - affiliated companies, net ..............            1,526                --             4,184                --
                                                                -------------     -------------     -------------     -------------
    Total other expense ....................................          (41,994)         (111,389)          (62,712)         (195,523)
                                                                -------------     -------------     -------------     -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES ....................................................          181,754           (37,561)          308,343          (103,504)
  Income tax expense (benefit) .............................           59,591           (10,183)          105,135           (29,664)
                                                                -------------     -------------     -------------     -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS ...................          122,163           (27,378)          203,208           (73,840)
  Income (loss) from operations of discontinued European
    energy operations (including estimated gain (loss) on
    disposition of $44,032 and ($339,868) in 2003) .........           97,723            42,499           109,769          (326,661)
  Income tax expense .......................................           44,133            21,892            41,048            33,755
                                                                -------------     -------------     -------------     -------------
  Income (loss) from discontinued operations ...............           53,590            20,607            68,721          (360,416)
                                                                -------------     -------------     -------------     -------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES ..................................................          175,753            (6,771)          271,929          (434,256)
  Cumulative effect of accounting changes, net of tax ......               --               862          (233,600)          (24,055)
                                                                -------------     -------------     -------------     -------------
NET INCOME (LOSS) ..........................................    $     175,753     $      (5,909)    $      38,329     $    (458,311)
                                                                =============     =============     =============     =============

BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations .................    $        0.42     $       (0.09)    $        0.70     $       (0.25)
  Income (loss) from discontinued operations, net of tax ...             0.19              0.07              0.24             (1.24)
                                                                -------------     -------------     -------------     -------------
  Income (loss) before cumulative effect of accounting
    changes ................................................             0.61             (0.02)             0.94             (1.49)
  Cumulative effect of accounting changes, net of tax ......               --                --             (0.81)            (0.08)
                                                                -------------     -------------     -------------     -------------
  Net income (loss) ........................................    $        0.61     $       (0.02)    $        0.13     $       (1.57)
                                                                =============     =============     =============     =============

DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations .................    $        0.42     $       (0.09)    $        0.70     $       (0.25)
  Income (loss) from discontinued operations, net of tax ...             0.18              0.07              0.24             (1.24)
                                                                -------------     -------------     -------------     -------------
  Income (loss) before cumulative effect of accounting
    changes ................................................             0.60             (0.02)             0.94             (1.49)
  Cumulative effect of accounting changes, net of tax ......               --                --             (0.81)            (0.08)
                                                                -------------     -------------     -------------     -------------
  Net income (loss) ........................................    $        0.60     $       (0.02)    $        0.13     $       (1.57)
                                                                =============     =============     =============     =============



      See Notes to our Unaudited Consolidated Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   DECEMBER 31, 2002   JUNE 30, 2003
                                                                                   -----------------   --------------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................    $    1,114,854     $      165,691
  Restricted cash ..............................................................           212,595            190,669
  Accounts and notes receivable, principally customer, and accrued unbilled
    retail revenues of $216,291 and $362,845, net ..............................         1,145,806            963,112
  Notes receivable related to receivables facility .............................           169,582            183,382
  Fuel stock and petroleum products ............................................           162,852            119,893
  Materials and supplies .......................................................           116,730            142,142
  Trading and marketing assets .................................................           635,851            342,524
  Non-trading derivative assets ................................................           345,551            697,573
  Margin deposits on energy trading and hedging activities .....................           312,641            206,726
  Accumulated deferred income taxes ............................................            58,335            274,189
  Prepayments and other current assets .........................................           143,439            199,772
  Current assets of discontinued operations ....................................           653,267            526,330
                                                                                    --------------     --------------
      Total current assets .....................................................         5,071,503          4,012,003
                                                                                    --------------     --------------
Property, plant and equipment, gross ...........................................         7,727,076          9,389,491
Accumulated depreciation .......................................................          (433,317)          (596,159)
                                                                                    --------------     --------------
PROPERTY, PLANT AND EQUIPMENT, NET .............................................         7,293,759          8,793,332
                                                                                    --------------     --------------
OTHER ASSETS:
  Goodwill, net ................................................................         1,540,506          1,533,089
  Other intangibles, net .......................................................           736,689            744,927
  Equity investments ...........................................................           103,199             94,093
  Trading and marketing assets .................................................           300,983            178,860
  Non-trading derivative assets ................................................            97,014            200,891
  Accumulated deferred income taxes ............................................             3,430              8,415
  Prepaid lease ................................................................           200,052            197,515
  Restricted cash ..............................................................             7,000            232,232
  Other ........................................................................           206,638            382,165
  Long-term assets of discontinued operations ..................................         2,076,047          1,805,786
                                                                                    --------------     --------------
      Total other assets .......................................................         5,271,558          5,377,973
                                                                                    --------------     --------------
      TOTAL ASSETS .............................................................    $   17,636,820     $   18,183,308
                                                                                    ==============     ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and short-term borrowings ..................    $      819,690     $      431,877
  Accounts payable, principally trade ..........................................           756,496            706,384
  Trading and marketing liabilities ............................................           505,362            288,973
  Non-trading derivative liabilities ...........................................           326,114            498,583
  Margin deposits from customers on energy trading and hedging activities ......            50,203             33,324
  Retail customer deposits .....................................................            51,750             81,309
  Accumulated deferred income taxes ............................................            18,567             11,439
  Other ........................................................................           280,223            269,400
  Current liabilities of discontinued operations ...............................         1,084,462          1,035,420
                                                                                    --------------     --------------
      Total current liabilities ................................................         3,892,867          3,356,709
                                                                                    --------------     --------------
OTHER LIABILITIES:
  Accumulated deferred income taxes ............................................           403,921            539,143
  Trading and marketing liabilities ............................................           232,140            170,684
  Non-trading derivative liabilities ...........................................           162,389            243,561
  Accrual for payment to CenterPoint Energy, Inc. ..............................           128,300            175,000
  Benefit obligations ..........................................................           113,015            122,865
  Other ........................................................................           294,479            316,760
  Long-term liabilities of discontinued operations .............................           748,311            755,026
                                                                                    --------------     --------------
      Total other liabilities ..................................................         2,082,555          2,323,039
                                                                                    --------------     --------------
LONG-TERM DEBT .................................................................         6,008,510          7,235,014
                                                                                    --------------     --------------
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
  Preferred stock; par value $0.001 per share (125,000,000 shares
    authorized; none outstanding) ..............................................                --                 --
  Common stock; par value $0.001 per share (2,000,000,000 shares
    authorized; 299,804,000 issued) ............................................                61                 61
  Additional paid-in capital ...................................................         5,836,957          5,874,261
  Treasury stock at cost, 9,198,766 and 7,509,859 shares .......................          (158,483)          (129,394)
  Retained earnings (deficit) ..................................................             3,539           (454,772)
  Accumulated other comprehensive loss .........................................           (67,692)           (21,610)
  Accumulated other comprehensive income from discontinued operations ..........            38,506                 --
                                                                                    --------------     --------------
    Stockholders' equity .......................................................         5,652,888          5,268,546
                                                                                    --------------     --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................    $   17,636,820     $   18,183,308
                                                                                    ==============     ==============

      See Notes to our Unaudited Consolidated Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                      -------------------------------
                                                                                           2002               2003
                                                                                      -------------     -------------
                                                                                      (AS RESTATED,
                                                                                       SEE NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................................    $      38,329     $    (458,311)
  (Income) loss from operations of discontinued European energy operations
    (including estimated loss on disposition of $339,868 in 2003) ................          (68,721)          360,416
                                                                                      -------------     -------------
  Net loss from continuing operations and cumulative effect of accounting
    changes ......................................................................          (30,392)          (97,895)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Cumulative effect of accounting changes ......................................          233,600            24,055
    Depreciation and amortization ................................................          149,813           187,169
    Deferred income taxes ........................................................           50,483           (65,813)
    Net trading and marketing assets and liabilities .............................           22,152           (19,835)
    Net non-trading derivative assets and liabilities ............................          (32,432)           28,652
    Net amortization of contractual rights and obligations .......................           (2,644)           17,034
    Amortization of deferred financing costs .....................................              887            25,900
    Undistributed earnings of unconsolidated subsidiaries ........................           (7,941)            5,850
    Accrual for payment to CenterPoint Energy, Inc. ..............................               --            46,700
    Other, net ...................................................................            1,647            (8,059)
    Changes in other assets and liabilities (net of acquisitions):
      Restricted cash ............................................................          127,560            13,768
      Accounts and notes receivable and unbilled revenue, net ....................       (1,079,597)           85,673
      Accounts receivable/payable - formerly affiliated companies, net ...........          174,755                --
      Fuel stock and petroleum products and materials and supplies ...............          (77,689)           17,189
      Collateral for electric generating equipment, net ..........................          138,324                --
      Margin deposits on energy trading and hedging activities, net ..............          203,358            89,036
      Net non-trading derivative assets and liabilities ..........................           51,428           (56,276)
      Prepaid lease obligation ...................................................          (26,324)            2,392
      Other current assets .......................................................          (60,897)          (59,645)
      Other assets ...............................................................          (20,484)          (64,952)
      Accounts payable ...........................................................          381,339           (14,427)
      Taxes payable/receivable ...................................................          157,853            92,652
      Other current liabilities ..................................................          (53,382)            5,450
      Other liabilities ..........................................................          (84,530)           (2,425)
                                                                                      -------------     -------------
        Net cash provided by continuing operations from operating activities .....          216,887           252,193
        Net cash used in discontinued operations from operating activities .......          (94,622)          (40,690)
                                                                                      -------------     -------------
        Net cash provided by operating activities ................................          122,265           211,503
                                                                                      -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...........................................................         (324,728)         (351,864)
  Business acquisitions, net of cash acquired ....................................       (2,948,821)               --
  Restricted cash ................................................................               --          (217,074)
  Other, net .....................................................................           (2,936)           (3,155)
                                                                                      -------------     -------------
        Net cash used in continuing operations from investing activities .........       (3,276,485)         (572,093)
        Net cash used in discontinued operations from investing activities .......           (4,581)           (4,829)
                                                                                      -------------     -------------
        Net cash used in investing activities ....................................       (3,281,066)         (576,922)
                                                                                      -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ...................................................           13,537           319,902
  Payments of long-term debt .....................................................         (191,587)          (35,777)
  Increase (decrease) in short-term borrowings and revolving credit facilities,
    net ..........................................................................        3,356,912          (740,021)
  Change in notes with formerly affiliated companies, net ........................          386,603                --
  Payments of financing costs ....................................................               --          (139,092)
  Other, net .....................................................................            8,108             1,881
                                                                                      -------------     -------------
        Net cash provided by (used in) continuing operations from financing
          activities .............................................................        3,573,573          (593,107)
        Net cash used in discontinued operations from financing activities .......          (66,723)             (387)
                                                                                      -------------     -------------
        Net cash provided by (used in) financing activities ......................        3,506,850          (593,494)
                                                                                      -------------     -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .....................            1,779             9,750
                                                                                      -------------     -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..........................................          349,828          (949,163)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................           97,974         1,114,854
                                                                                      -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................    $     447,802     $     165,691
                                                                                      =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
    Interest paid (net of amounts capitalized) for continuing operations .........    $    (100,349)    $    (230,729)
    Income tax refunds received, net of income taxes paid for
      continuing operations ......................................................           15,995            49,424

      See Notes to our Unaudited Consolidated Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

     In this Quarterly Report on Form 10-Q (Form 10-Q), "Reliant Resources" refers to Reliant Resources, Inc. (Reliant Resources), and "we", "us" and "our" refer to Reliant Resources, Inc. and its subsidiaries, unless we specify or the context indicates otherwise. Included in this Form 10-Q are our interim consolidated financial statements and notes (interim financial statements). The interim financial statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with our consolidated financial statements and notes in our Current Report on Form 8-K filed on June 30, 2003 (Form 8-K).

     Reliant Energy, Incorporated (Reliant Energy) adopted a business separation plan in response to the Texas Electric Choice Plan (Texas electric restructuring law) adopted by the Texas legislature in June 1999. The Texas electric restructuring law substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition with respect to all customer classes beginning in January 2002. Under its business separation plan filed with the Public Utility Commission of Texas (PUCT), Reliant Energy transferred substantially all of its unregulated businesses to Reliant Resources in order to separate its regulated and unregulated operations. In accordance with the plan, in May 2001, Reliant Resources offered 59.8 million shares of its common stock to the public at an initial offering price of $30 per share (IPO) and received net proceeds from the IPO of $1.7 billion. For additional information regarding the IPO, see notes 3 and 10(a) to our Form 8-K.

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

RESTATEMENT

     Subsequent to the issuance of our financial statements for the first three quarters of 2002, we determined that we had incorrectly calculated the amount of hedge ineffectiveness for 2001 and the first three quarters of 2002 for hedging instruments entered into prior to the adoption of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). These hedging instruments included long-term forward contracts for the sale of power in the California market through December 2006. The amount of hedge ineffectiveness for these forward contracts was calculated using the trade date. However, the proper date for the hedge ineffectiveness calculation is hedge inception, which for these contracts was deemed to be January 1, 2001, concurrent with the adoption of SFAS No. 133. This restatement in accounting for hedge ineffectiveness resulted in a reduction of revenues of $4.2 million and $5.3 million ($2.7 million and $3.4 million after-tax, respectively) for the three and six months ended June 30, 2002, respectively.

     The consolidated statements of operations and cash flows for the three and six months ended June 30, 2002 have been restated from amounts previously reported to correctly account for the amount of hedge ineffectiveness in the first and second quarters of 2002. The restatement had no impact on previously reported consolidated total operating, investing and financing cash flows for the six months ended June 30, 2002. The following is a summary of the principal effects of the restatement and the revisions for changes in accounting principles and discontinued operations for the three and six months ended June 30, 2002: (Note - Those line items for which no change in amounts are shown were not affected by the restatement.)

                                                                      THREE MONTHS ENDED JUNE 30, 2002
                                                           -------------------------------------------------
                                                                            AS REVISED FOR
                                                                              CHANGES IN
                                                                              ACCOUNTING
                                                                            PRINCIPLES AND
                                                                             DISCONTINUED      AS PREVIOUSLY
                                                            AS RESTATED    OPERATIONS (1)(2)     REPORTED
                                                           -------------   -----------------   -------------
                                                                            (IN MILLIONS)
Revenues ..............................................    $       2,070     $       2,074     $       8,561
Trading margins .......................................              115               115                --
                                                           -------------     -------------     -------------
  Total revenues ......................................            2,185             2,189             8,561
                                                           -------------     -------------     -------------
Fuel and cost of gas sold .............................              237               237             4,096
Purchased power .......................................            1,263             1,263             3,623
Other operating expenses ..............................              461               461               509
                                                           -------------     -------------     -------------
Total operating expenses ..............................            1,961             1,961             8,228
                                                           -------------     -------------     -------------
Operating income ......................................              224               228               333
Other expense, net ....................................              (42)              (42)              (49)
                                                           -------------     -------------     -------------
Income from continuing operations before income tax
  expense .............................................              182               186               284
Income tax expense ....................................               60                61               105
                                                           -------------     -------------     -------------
Income from continuing operations .....................              122               125               179
Discontinued operations, net of tax ...................               54                54                --
                                                           -------------     -------------     -------------
Net income ............................................    $         176     $         179     $         179
                                                           =============     =============     =============

Basic Earnings Per Share:
  Income from continuing operations ...................    $        0.42     $        0.43     $        0.62
  Discontinued operations, net of tax .................             0.19              0.19                --
                                                           -------------     -------------     -------------
    Net income ........................................    $        0.61     $        0.62     $        0.62
                                                           =============     =============     =============

Diluted Earnings Per Share:
  Income from continuing operations ...................    $        0.42     $        0.43     $        0.61
  Discontinued operations, net of tax .................             0.18              0.18                --
                                                           -------------     -------------     -------------
    Net income ........................................    $        0.60     $        0.61     $        0.61
                                                           =============     =============     =============

                                                                       SIX MONTHS ENDED JUNE 30, 2002
                                                              -------------------------------------------------
                                                                               AS REVISED FOR
                                                                                 CHANGES IN
                                                                                 ACCOUNTING
                                                                               PRINCIPLES AND
                                                                                DISCONTINUED
                                                                                 OPERATIONS       AS PREVIOUSLY
                                                               AS RESTATED        (1)(2)(3)         REPORTED
                                                              -------------    --------------     -------------
                                                                               (IN MILLIONS)
Revenues .................................................    $       3,677     $       3,682     $      15,591
Trading margins ..........................................              166               166                --
                                                              -------------     -------------     -------------
  Total revenues .........................................            3,843             3,848            15,591
                                                              -------------     -------------     -------------
Fuel and cost of gas sold ................................              401               401             6,730
Purchased power ..........................................            2,293             2,293             7,490
Other operating expenses .................................              778               778               872
                                                              -------------     -------------     -------------
Total operating expenses .................................            3,472             3,472            15,092
                                                              -------------     -------------     -------------
Operating income .........................................              371               376               499
Other expense, net .......................................              (63)              (63)              (76)
                                                              -------------     -------------     -------------
Income from continuing operations before income tax
  expense ................................................              308               313               423
Income tax expense .......................................              105               107               148
                                                              -------------     -------------     -------------
Income from continuing operations ........................              203               206               275
Discontinued operations, net of tax ......................               69                69                --
                                                              -------------     -------------     -------------
Income before cumulative effect of accounting change .....              272               275               275
Cumulative effect of accounting change, net of tax .......             (234)             (234)               --
                                                              -------------     -------------     -------------
Net income ...............................................    $          38     $          41     $         275
                                                              =============     =============     =============

Basic and Diluted Earnings (Loss) Per Share:
  Income from continuing operations ......................    $        0.70     $        0.71     $        0.95
  Discontinued operations, net of tax ....................             0.24              0.24                --
                                                              -------------     -------------     -------------
  Income before cumulative effect of accounting change ...             0.94              0.95              0.95
  Cumulative effect of accounting change, net of tax .....            (0.81)            (0.81)               --
                                                              -------------     -------------     -------------
    Net income ...........................................    $        0.13     $        0.14     $        0.95
                                                              =============     =============     =============


----------

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

(3) During the third quarter of 2002, we completed the transitional impairment test required by SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), including the review of goodwill for impairment as of January 1, 2002 (see note 7). Based on this impairment test, we recorded an impairment of our European energy segment's goodwill of $234 million, net of tax. This impairment loss was recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002.

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

     The interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the consolidated statements of operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuation in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures, (d) acquisitions and dispositions of businesses, assets and other interests and (e) changes in interest expense. In addition, some amounts from the prior periods have been reclassified to conform to the 2003 presentation of financial statements. These reclassifications do not affect earnings.

     The consolidated statements of operations include all revenues and costs directly attributable to us, including costs for facilities and costs for functions and services performed by centralized CenterPoint organizations and directly charged to us based on usage or other allocation factors prior to the Distribution. The results of operations for the three and six months ended June 30, 2002, in these interim financial statements also include general corporate expenses allocated by CenterPoint to us prior to the Distribution. All of the allocations in the interim financial statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations may not necessarily be indicative of the costs and expenses that would have resulted if we had operated as a separate entity prior to the Distribution.

     Our financial reporting segments include the following: retail energy, wholesale energy and other operations. The retail energy segment includes our retail electric operations and associated supply activities. This segment provides customized electricity and related energy services to large commercial, industrial and institutional customers in Texas and, to a lesser extent, in New Jersey. We also provide standardized electricity and related services to residential and small commercial customers in Texas. In addition, the retail energy segment includes our Electric Reliability Council of Texas (ERCOT) generation facilities. The wholesale energy segment includes our non-ERCOT portfolio of electric power generation facilities and related fuel delivery and storage asset positions. The wholesale energy segment procures fuel and markets energy and energy services to optimize its asset portfolio. The other operations segment primarily includes unallocated general corporate expenses and non-operating investments. See note 18 regarding the sale of our European energy operations and the classification as discontinued operations.

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

(2)  NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 142. See note 7 for a discussion regarding our adoption of SFAS No. 142 on January 1, 2002.

     SFAS No. 143. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). On January 1, 2003, we adopted the provisions of this statement. SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 requires entities to record a cumulative effect of a change in accounting principle in the statement of operations in the period of adoption. Prior to the adoption of SFAS No. 143, we recorded asset retirement obligations in connection with certain business combinations. These obligations were recorded at their undiscounted estimated fair values on the dates of acquisition. Our asset retirement obligations primarily relate to the required future dismantling of power plants and auxiliary equipment at our European energy operations. We also have asset retirement obligations related primarily to future dismantlement of power plants on leased property and environmental obligations related to ash disposal site closures in our wholesale energy segment. The impact of the adoption of SFAS No. 143 resulted in a gain of $19 million, net of tax of $10 million, or $0.06 per share, as a cumulative effect of an accounting change in our consolidated statement of operations for the six months ended June 30, 2003. Included in the gain is $16 million, net of tax of $7 million, related to our European energy operations, which are now reported as discontinued operations.

     The impact of the adoption of SFAS No. 143 for our continuing operations resulted in a January 1, 2003 cumulative effect of an accounting change to record (a) a $6 million increase in the carrying values of property, plant and equipment, (b) a $1 million increase in accumulated depreciation of property, plant and equipment, (c) a $1 million decrease in asset retirement obligations and (d) a $3 million increase in deferred income tax liabilities. The net impact of these items was to record a gain of $3 million, net of tax, as a cumulative effect of an accounting change in our results of continuing operations upon adoption on January 1, 2003.

     The following unaudited pro forma financial information has been prepared to give effect to the adoption of SFAS No. 143 as if it had been adopted on January 1, 2002:

                                                                                THREE MONTHS         SIX MONTHS
                                                                                    ENDED              ENDED
                                                                                JUNE 30, 2002      JUNE 30, 2002
                                                                               ---------------    ---------------
                                                                                         (IN MILLIONS)
Income from continuing operations, as reported ............................    $           122    $           203
Pro forma adjustments to reflect retroactive adoption of SFAS No. 143 .....                 --                 (1)
                                                                               ---------------    ---------------
Pro forma income from continuing operations ...............................    $           122    $           202
                                                                               ===============    ===============


                                                                                THREE MONTHS      SIX MONTHS
                                                                                    ENDED            ENDED
                                                                               JUNE 30, 2002     JUNE 30, 2002
                                                                               --------------    --------------
                                                                                       (IN MILLIONS)
Income before cumulative effect of accounting changes .....................    $          176    $          272
Pro forma adjustments to reflect retroactive adoption of SFAS No. 143 .....                --                (1)
                                                                               --------------    --------------
Pro forma income before cumulative effect of accounting changes ...........    $          176    $          271
                                                                               ==============    ==============


                                                                               THREE MONTHS         SIX MONTHS
                                                                                   ENDED              ENDED
                                                                               JUNE 30, 2002      JUNE 30, 2002
                                                                               ---------------    ---------------
                                                                                        (IN MILLIONS)
Net income, as reported ...................................................    $           176    $            38
Pro forma adjustments to reflect retroactive adoption of SFAS No. 143 .....                 --                 (1)
                                                                               ---------------    ---------------
Pro forma net income ......................................................    $           176    $            37
                                                                               ===============    ===============

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30, 2002                    JUNE 30, 2002
                                                           ------------------------------    ------------------------------
                                                            AS REPORTED      PRO FORMA        AS REPORTED      PRO FORMA
                                                           -------------    -------------    -------------    -------------
                                                                                     (IN MILLIONS)
Basic earnings per share from continuing
  operations ..........................................    $        0.42    $        0.42    $        0.70    $        0.70
Basic earnings per share before cumulative effect
  of accounting change ................................             0.61             0.61             0.94             0.93
Basic earnings per share ..............................             0.61             0.61             0.13             0.13

Diluted earnings per share from continuing
  operations ..........................................    $        0.42    $        0.42    $        0.70    $        0.69
Diluted earnings per share before cumulative
  effect of accounting change .........................             0.60             0.60             0.94             0.93
Diluted earnings per share ............................             0.60             0.60             0.13             0.13

     The following table presents the detail of our asset retirement obligations for continuing operations, which are included in other long-term liabilities in our consolidated balance sheet (in millions):


Balance at January 1, 2003 .............    $         11
Accretion expense ......................               1
                                            ------------
Balance at June 30, 2003 ...............    $         12
                                            ============

     SFAS No. 144. In August 2001, the FASB issued SFAS No. 144. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. One change from the previous standard is that under SFAS No. 144, assets disposed of or held for sale that meet the definition to be a "component of an entity" will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by us to measure impairment losses on long-lived assets. We adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, our European energy operations are being reflected as discontinued operations (see note 18). Also, in accordance with SFAS No. 144, our Desert Basin plant operations will be reflected as discontinued operations beginning in the third quarter of 2003 (see note 19).

     SFAS No. 145. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002 (which we began to apply effective January 1, 2003) and the changes related to lease accounting are effective for transactions occurring after May 15, 2002 (which we began to apply at that time).

     SFAS No. 148. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123" (SFAS No. 148). This statement provides alternative methods of transition for a company that voluntarily changes to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual financial statements for fiscal years ending after December 15, 2002 and condensed financial statements for interim periods beginning after December 15, 2002. In addition, on April 22, 2003, the FASB announced that it plans to require all companies to expense the fair value of employee stock options. The FASB is still evaluating how to measure "fair value" and other items. The FASB plans to issue an exposure draft in late 2003 that would become effective in 2004. We have decided not to change to the fair value method of accounting for stock-based employee compensation in 2003. We have adopted the disclosure requirements of SFAS No. 148 for our interim financial statements for 2003.

     We apply the intrinsic method of accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the intrinsic value method, no compensation expense is recorded when options are issued with an exercise price equal to the market price of the underlying stock on the date of grant. Since our stock options have all been granted with the exercise price equal to or greater than market value at date of grant, no compensation expense has been recognized under APB No. 25. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148 and disclose the pro forma effect on net income
(loss) and per share amounts as if the fair value method of accounting had been applied to all stock awards. Had compensation costs been determined as prescribed by SFAS No. 123, our net income (loss) and per share amounts would have approximated the following pro forma results for the three and six months ended June 30, 2002 and 2003, which take into account the amortization of stock-based compensation, including performance shares, purchases under the employee stock purchase plan and stock options, to expense on a straight-line basis over the vesting periods:

                                                                                           THREE MONTHS ENDED JUNE 30,
                                                                                         --------------------------------
                                                                                              2002              2003
                                                                                         --------------    --------------
                                                                                          (IN MILLIONS, EXCEPT PER SHARE
                                                                                                     AMOUNTS)
Net income (loss), as reported ......................................................    $          176    $           (6)
Add:  Stock-based employee compensation expense included in reported net
  income (loss), net of related tax effects .........................................                --                 4
Deduct:  Total stock-based employee compensation expense determined under
  fair value based method for all awards, net of related tax effects ................               (11)               (9)
                                                                                         --------------    --------------
Pro forma net income (loss) .........................................................    $          165    $          (11)
                                                                                         ==============    ==============

Earnings (loss) per share:
  Basic, as reported ................................................................    $         0.61    $        (0.02)
                                                                                         ==============    ==============
  Basic, pro forma ..................................................................    $         0.57    $        (0.04)
                                                                                         ==============    ==============

  Diluted, as reported ..............................................................    $         0.60    $        (0.02)
                                                                                         ==============    ==============
  Diluted, pro forma ................................................................    $         0.57    $        (0.04)
                                                                                         ==============    ==============

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                        2002              2003
                                                                                    -------------     -------------
                                                                                    (IN MILLIONS, EXCEPT PER SHARE
                                                                                              AMOUNTS)
Net income (loss), as reported .................................................    $          38     $        (458)
Add:  Stock-based employee compensation expense included in reported net
  income (loss), net of related tax effects ....................................               --                 5
Deduct:  Total stock-based employee compensation expense determined under
  fair value based method for all awards, net of related tax effects ...........              (21)              (17)
                                                                                    -------------     -------------
Pro forma net income (loss) ....................................................    $          17     $        (470)
                                                                                    =============     =============

Earnings (loss) per share:
  Basic and diluted, as reported ...............................................    $        0.13     $       (1.57)
                                                                                    =============     =============
  Basic and diluted, pro forma .................................................    $        0.06     $       (1.61)
                                                                                    =============     =============

     For further information regarding our stock-based compensation plans and our assumptions used to compute pro forma amounts, see note 12 to our Form 8-K.

     SFAS No. 149. In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133 and when a derivative contains a financing component. SFAS No. 149 also amends certain existing pronouncements, which will result in more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. Certain paragraphs of this statement that relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We are currently assessing the impact that the prospective guidance in this statement will have on our consolidated financial statements.

     SFAS No. 150. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for us beginning July 1, 2003. The adoption of SFAS No. 150 will not have a material impact on our consolidated financial statements.

     FIN No. 45. In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others," (FIN No. 45) which increases the disclosure requirements for a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It clarifies that a guarantor's required disclosures, for guarantees of obligations of unconsolidated entities, include the nature of the guarantee, the maximum potential undiscounted payments that could be required, the current carrying amount of the liability, if any, for the guarantor's obligations (including the liability recognized under SFAS No. 5, "Accounting for Contingencies"), and the nature of any recourse provisions or available collateral that would enable the guarantor to recover amounts paid under the guarantee. It also requires a guarantor to recognize, at the inception of a guarantee issued after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur. We adopted the reporting requirements of FIN No. 45 on January 1, 2003. The adoption of FIN No. 45 had no impact to our historical interim financial statements, as existing guarantees are not subject to the measurement provisions. The adoption of FIN No. 45 did not have a material impact on our consolidated financial position or results of operations as of and for the three and six months ended June 30, 2003 as the fair value of guarantees entered into after December 31, 2002 was nominal on the date in which the guarantee was entered. See note 13(c).

     FIN No. 46. In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN No. 46). The objective of FIN No. 46 is to achieve more consistent application of consolidation policies to variable interest entities and to improve comparability between enterprises engaged in similar activities. FIN No. 46 states that an enterprise must consolidate a variable interest entity if the enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. If one enterprise absorbs a majority of a variable interest entity's expected losses and another enterprise receives a majority of that entity's expected residual returns, the enterprise absorbing a majority of the losses shall consolidate the variable interest entity and will be called the primary beneficiary. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. For enterprises that acquired variable interests prior to February 1, 2003, the effective date is for fiscal years or interim periods beginning after June 15, 2003. FIN No. 46 requires entities to either (a) record the effects prospectively with a cumulative effect adjustment as of the date on which FIN No. 46 is first applied or (b) restate previously issued financial statements for the years with a cumulative effect adjustment as of the beginning of the first year being restated. We adopted FIN No. 46 on January 1, 2003. Results for the three and six months ended June 30, 2003, include the cumulative effect of accounting change of $1 million loss, net of tax, effective January 1, 2003 related to the prospective adoption of FIN No. 46. See note 13(a).

     As of December 31, 2002, we had variable interests in three power generation projects that were being constructed by off-balance sheet special purpose entities under construction agency agreements, which pursuant to this guidance required consolidation upon adoption. As of January 1, 2003, these special purpose entities had property, plant and equipment of $1.3 billion, net other assets of $3 million and secured debt obligations of $1.3 billion. These special purpose entities' financing agreement, the construction agency agreements and the related guarantees were terminated as part of the refinancing in March 2003. For information regarding these special purpose entities and the refinancing, see notes 10 and 13(a).

     EITF No. 02-03. In June 2002, the EITF had its initial meeting regarding EITF No. 02-03 and reached a consensus that all mark-to-market gains and losses on energy trading contracts should be shown net in the statement of operations whether or not settled physically. In October 2002, the EITF issued a consensus that superceded the June 2002 consensus. The October 2002 consensus required, among other things, that energy derivatives held for trading purposes be shown net in the statement of operations. This new consensus was effective for fiscal periods beginning after December 15, 2002. However, consistent with the new consensus and as allowed under EITF No. 98-10, beginning with the quarter ended September 30, 2002, we report all energy trading and marketing activities on a net basis in the consolidated statements of operations. Comparative financial statements for prior periods have been reclassified to conform to this presentation.

     The adoption of net reporting resulted in reclassifications of revenues, fuel and cost of gas sold, purchased power expense for the three and six months ended June 30, 2002 as follows:

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     JUNE 30, 2002                     JUNE 30, 2002
                                            --------------------------------    --------------------------------
                                                   AS         AS PREVIOUSLY            AS         AS PREVIOUSLY
                                            RECLASSIFIED(1)    REPORTED(2)      RECLASSIFIED(1)    REPORTED(2)
                                            ---------------   --------------    ---------------   --------------
                                                                       (IN MILLIONS)
Revenues ...............................    $        2,074    $        7,920    $        3,682    $       14,415
Trading margins ........................               115                --               166                --
                                            --------------    --------------    --------------    --------------
  Total ................................             2,189             7,920             3,848            14,415
Fuel and cost of gas sold ..............               237             3,989               401             6,543
Purchased power ........................             1,263             3,242             2,293             6,718
Other operating expenses ...............               461               461               778               778
                                            --------------    --------------    --------------    --------------
  Total ................................             1,961             7,692             3,472            14,039
                                            --------------    --------------    --------------    --------------
Operating income .......................    $          228    $          228    $          376    $          376
                                            ==============    ==============    ==============    ==============

----------

(1) These amounts do not reflect the adjustments due to the restatement as discussed in note 1.

(2) Some amounts from the previous period have been reclassified to conform to the presentation of our consolidated statements of operations for the three and six months ended June 30, 2003. These reclassifications do not affect operating income or net income.

     Furthermore, in October 2002, under EITF No. 02-03, the EITF reached a consensus to rescind EITF No. 98-10. All new contracts that would have been accounted for under EITF No. 98-10, and that do not fall within the scope of SFAS No. 133 should no longer be marked-to-market through earnings beginning October 25, 2002. In addition, mark-to-market accounting is no longer applied to inventories used in the trading and marketing operations. This transition was effective for us for the first quarter of 2003. We recorded a cumulative effect of a change in accounting principle of $42 million loss, net of tax of $22 million, or $0.14 per diluted share, effective January 1, 2003, related to EITF No. 02-03 for the six months ended June 30, 2003. During the three months ended June 30, 2003, we recorded an adjustment to our cumulative effect of accounting changes of $862,000 gain, net of tax. The cumulative effect reflects the fair value, as of January 1, 2003, of certain contracts that had been marked to market under EITF No. 98-10 and do not meet the definition of a derivative under SFAS No. 133. Additionally, beginning in January 2003, we began applying the "normal" purchase and sale exception of SFAS No. 133 to a substantial portion of our retail large commercial, industrial and institutional sales contracts that had previously been recorded under mark-to-market accounting under EITF No. 98-10. Under the "normal" purchase and sale exception, we utilize accrual accounting for these contracts because they represent physical power sales in the normal course of business.

     Prior to 2003, our retail energy segment's contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 were accounted for under the mark-to-market method of accounting pursuant to EITF No. 98-10. Under the mark-to-market method of accounting, these contractual commitments were recorded at fair value in revenues on a net basis upon contract execution. The net changes in their fair values were recognized in the consolidated statements of operations as revenues on a net basis in the period of change through 2002. Effective January 1, 2003, we no longer mark to market in earnings a substantial portion of these electricity sales contracts and the related energy supply contracts in connection with the implementation of EITF No. 02-03. The related revenues and purchased power are now recorded on a gross basis in our results of operations. Due to the implementation of EITF No. 02-03, the results of operations related to our contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 are not comparable between the three and six months ended June 30, 2002 and 2003. During the three and six months ended June 30, 2002, our retail energy segment realized $12 million and $14 million, respectively, of previously unrealized net losses related to its contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts. During the three and six months ended June 30, 2003, volumes were delivered under contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for which $14 million and $31 million, respectively, was previously recognized as unrealized earnings in prior periods. As of June 30, 2003, our retail energy segment has unrealized gains that have been previously recorded in our results of operations of $62 million that will be realized when the electricity is delivered to our customers ($35 million in the remainder of 2003 and $27 million in 2004 and beyond). These unrealized gains of $62 million are recorded in non-trading derivative assets/liabilities in our consolidated balance sheet as of June 30, 2003 and the related contracts are accounted for as cash flow hedges or "normal" sales contracts under SFAS No. 133.

     The EITF has not reached a consensus on whether recognition of dealer profit or unrealized gains and losses at inception of an energy trading contract is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. In the June 2002 EITF meeting and again in the October 2002 EITF meeting, the FASB staff indicated that until such time as a consensus is reached, the FASB staff will continue to hold the view that previous EITF consensuses do not allow for recognition of dealer profit, unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. During the three and six months ended June 30, 2002, we recorded $26 million and $46 million, respectively, of fair value at the contract inception related to trading and marketing activities. For the three and six months ended June 30, 2003, we did not recognize any gains at inception. Inception gains are recorded only when evidenced by quoted market prices and other current market transactions for energy trading contracts with similar terms and counterparties.

(3)  HISTORICAL RELATED PARTY TRANSACTIONS

     The interim financial statements include significant transactions between CenterPoint and us. Some of these transactions involve services, including various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. The costs of services have been directly charged or allocated to us using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had we been an unaffiliated entity. Amounts charged and allocated to us for these services for the three and six months ended June 30, 2002, were $5 million and $10 million, respectively, and are included primarily in operation and maintenance expenses and general and administrative expenses. Some of our subsidiaries have entered into office rental agreements with CenterPoint. During the three and six months ended June 30, 2002, we incurred $8 million and $16 million, respectively, of rent expense to CenterPoint. Net interest income related to various net receivables representing transactions between us and CenterPoint or its subsidiaries was $1 million and $4 million, respectively, during the three and six months ended June 30, 2002.

     We purchased natural gas, natural gas transportation services, electric generation energy and capacity, and electric transmission services from, supplied natural gas to, and provided marketing and risk management services to affiliates of CenterPoint. Purchases and sales related to our trading and marketing activities are recorded net in trading margins in the consolidated statements of operations. Purchases of electric generation energy and capacity and electric transmission services from CenterPoint and its subsidiaries were $674 million and $854 million, respectively, for the three and six months ended June 30, 2002. During the three and six months ended June 30, 2002, the net purchases and sales and services from/to CenterPoint and its subsidiaries related to our trading and marketing operations totaled $216 million and $145 million, respectively. In addition, during the three and six months ended June 30, 2002, other sales and services to CenterPoint and its subsidiaries totaled $13 million. Sales and purchases to/from CenterPoint subsequent to the Distribution are not reported as affiliated transactions.

     We have purchased entitlements to some of the generation capacity of electric generation assets of Texas Genco, LP, which is a wholly-owned subsidiary of Texas Genco Holdings, Inc. (Texas Genco), a majority-owned subsidiary of CenterPoint. We purchased these entitlements in capacity auctions conducted by Texas Genco and pursuant to rights granted to us under the Master Separation Agreement, see note 4(b) to our Form 8-K. As of June 30, 2003, we had purchased entitlements to capacity of Texas Genco averaging 6,390 megawatts (MW) per month in 2003, 715 MW per month in 2004 and 298 MW per month in 2005. Our anticipated capacity payments related to these capacity entitlements are $214 million for the remainder of 2003, $148 million for 2004 and $57 million for 2005.

     During the three months ended June 30, 2002 and 2003, CenterPoint made no equity contributions to us. During the six months ended June 30, 2002 and 2003, CenterPoint made equity contributions to us of $0 and $47 million, respectively. The contributions in 2003 primarily related to the non-cash conversion to equity of accounts payable to CenterPoint.

(4)  AGREEMENTS RELATING TO TEXAS GENCO

     Texas Genco owns the Texas generating assets formerly held by CenterPoint's electric utility division. Texas Genco, as the affiliated power generator of CenterPoint, is required by law to sell at auction 15% of the output of its installed generating capacity. These auction obligations will continue until January 2007, unless at least 40% of the electricity consumed by residential and small commercial customers in CenterPoint's service territory is being served by retail electric providers other than us. Under its agreement with us, Texas Genco must auction all of its capacity that remains subsequent to the capacity auctions mandated under PUCT rules and after certain other adjustments. We have the option to purchase 50% of such remaining capacity at the prices established in such auctions. We also have the right to participate directly in such auctions, without any restrictions on our level of participation. Texas Genco's obligation to auction its capacity and our associated rights terminate (a) if we do not exercise our option to acquire CenterPoint's ownership interest in Texas Genco by January 24, 2004 or (b) if we exercise our option to acquire CenterPoint's ownership interest in Texas Genco, on (i) the closing of the acquisition or (ii) if the closing has not occurred, the last day of the sixteenth month after the month in which the option is exercised.

     On October 1, 2002, we entered into a master power purchase contract with Texas Genco covering, among other things, our purchases of capacity and/or energy from Texas Genco's generating units, under an unsecured line of credit. This contract was amended in connection with our March 2003 refinancing. This amendment granted Texas Genco a security interest in the accounts receivable and related assets of certain of our subsidiaries and removed many of the restrictive covenants contained in the agreement. The liens on the accounts receivable and related assets are junior to certain permitted prior financing arrangements and senior to the liens granted to the lenders under the March
2003 credit facilities. In July 2003, the agreement was further amended to facilitate the transfer of the junior lien in the accounts receivable and the related assets to the collateral trustee to ratably secure the senior secured notes and the March 2003 credit facilities.

     In January 2003, CenterPoint distributed approximately 19% of the common stock of Texas Genco to CenterPoint shareholders. CenterPoint has granted us an option to purchase all of the remaining shares of common stock of Texas Genco held by CenterPoint. The option must be exercised between January 10, 2004 and January 24, 2004. Subject to the exercise price of the option, market conditions, available financing and our due diligence investigation of Texas Genco, we may elect to exercise the Texas Genco option. The per share exercise price under the option will be set as the average daily closing price on the national exchange for publicly held shares of common stock of Texas Genco for the 30 consecutive trading days with the highest average closing price during the 120 trading days ending January 9, 2004, plus a control premium, up to a maximum of 10%, to the extent a control premium is included in the valuation determination made by the PUCT. The exercise price is also subject to adjustment based on the difference between the per share dividends paid during the period there is a public ownership interest in Texas Genco and Texas Genco's per share earnings during that period. In the event that we exercise the option, we have the right to rescind our exercise within 45 days if we are unable to secure financing for the purchase of the Texas Genco shares on reasonable terms. We have agreed that if we exercise the Texas Genco option, we will also purchase all notes and other receivables from Texas Genco then held by CenterPoint, at their principal amount, plus accrued interest. Similarly, if Texas Genco holds notes or receivables from CenterPoint, we will, upon exercise of the Texas Genco option, assume CenterPoint's obligations in exchange for a payment to us by CenterPoint of an amount equal to the principal, plus accrued interest. See note 10 for discussion of our Texas Genco option and the related impacts from our various credit facilities and notes.

     We have entered into a support agreement with CenterPoint, pursuant to which we provide engineering and technical support services and environmental, safety and industrial health services to support operations and maintenance of Texas Genco's facilities. We also provide systems, technical, programming and consulting support services and hardware maintenance (but excluding plant-specific hardware) necessary to provide dispatch planning, dispatch, settlement and communication with the independent system operator. The fees we charge for these services are designed to allow us to recover our fully allocated direct and indirect costs and reimbursement of out-of-pocket expenses. Expenses associated with capital investment in systems and software that benefit both the operation of Texas Genco's facilities and our facilities in other regions are allocated on an installed MW basis. The term of this agreement will end on the first to occur of (a) the closing date of our possible acquisition of Texas Genco under the option, (b) CenterPoint's sale of Texas Genco, or all or substantially all of the assets of Texas Genco, if we do not exercise the Texas Genco option, or (c) May 31, 2005 if we do not exercise the option; however, Texas Genco may extend the term of this agreement until December 31, 2005.

(5)  COMPREHENSIVE INCOME (LOSS)

     The following tables summarize the components of total comprehensive income
(loss):

                                                               FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                     ENDED JUNE 30,
                                                           -------------------------------     -------------------------------
                                                               2002              2003               2002              2003
                                                           -------------     -------------     -------------     -------------
                                                                                      (IN MILLIONS)
Net income (loss) .....................................    $         176     $          (6)    $          38     $        (458)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments ............               --                 1                --                 2
  Deferred gain from cash flow hedges .................               24                 9               158                52
  Reclassification of net deferred gain from cash
    flow hedges realized in net income (loss) .........               --                (5)              (11)               (6)
  Unrealized gain (loss) on available-for-sale
    securities ........................................                2                --                 1                (1)
  Reclassification of unrealized gains on sale of
    available-for-sale securities realized in net
    income (loss) .....................................               (2)               --                (2)               --
  Comprehensive income (loss) resulting from
    discontinued operations ...........................               87                --                92               (39)
                                                           -------------     -------------     -------------     -------------
Comprehensive income (loss) ...........................    $         287     $          (1)    $         276     $        (450)
                                                           =============     =============     =============     =============

(6)  BUSINESS ACQUISITIONS

     In February 2002, we acquired all of the outstanding shares of common stock of Orion Power Holdings, Inc. (Orion Power) for an aggregate purchase price of $2.9 billion and assumed debt obligations of $2.4 billion. We funded the Orion Power acquisition with a $2.9 billion credit facility (see note 10) and $41 million of cash on hand. As a result of the acquisition, our consolidated debt obligations also increased by the amount of Orion Power's debt obligations. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). Orion Power is an electric power generating company with a diversified portfolio of generating assets, both geographically across the states of New York, Pennsylvania, Ohio and West Virginia, and by fuel type, including gas, oil, coal and hydro. The primary reason for the acquisition was to enhance our then current domestic power generation position by combining our domestic generation capacity and Orion Power's domestic generation capacity. The Orion Power acquisition expanded our market presence into the New York and East Central Area Reliability Coordinating Counsel power markets. As of February 19, 2002, Orion Power had 81 generating facilities with a total generating capacity of 5,644 MW and two development projects with an additional

804 MW of capacity under construction. During 2002, both projects under construction reached commercial operation.

     We accounted for the acquisition as a purchase with assets and liabilities of Orion Power reflected at their estimated fair values. Our fair value adjustments primarily included adjustments in property, plant and equipment, contracts, severance liabilities, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. We finalized these fair value adjustments in February 2003, after receiving final valuations of property, plant and equipment, intangible assets and other assets and obligations.

     The following factors contributed to the recognized goodwill of $1.3 billion: commercialization value attributable to our marketing and trading capabilities, commercialization and synergy value associated with fuel procurement in conjunction with existing generating plants in the region, entry into the New York power market, general and administrative cost synergies with existing Pennsylvania-New Jersey-Maryland power market generating assets and headquarters, and risk diversification value due to increased scale, fuel supply mix and the nature of the acquired assets. Of the resulting goodwill, all but $105 million is not deductible for United States income tax purposes. The $1.3 billion of goodwill was assigned to the wholesale energy segment. See note 7 for a discussion of possible impairments of our wholesale energy segment's goodwill.

     Our results of operations include the results of Orion Power for the period beginning February 19, 2002. The following tables present selected financial information and unaudited pro forma information for the six months ended June 30, 2002, as if the acquisition had occurred on January 1, 2002.


                                                                                      SIX MONTHS ENDED JUNE 30, 2002
                                                                                      ------------------------------
                                                                                       AS REPORTED      PRO FORMA
                                                                                      -------------    -------------
                                                                                      (IN MILLIONS, EXCEPT PER SHARE
                                                                                                 AMOUNTS)
Total revenues ...................................................................    $       3,843    $       3,950
Income from continuing operations ................................................              203              140
Income before cumulative effect of accounting change .............................              272              209
Net income (loss) ................................................................               38              (25)

Basic and diluted earnings per share from continuing operations ..................    $        0.70    $        0.48
Basic and diluted earnings per share before cumulative effect of accounting
  change .........................................................................             0.94             0.72
Basic and diluted earnings (loss) per share ......................................             0.13            (0.09)

     These unaudited pro forma results, based on assumptions we deem appropriate, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of Orion Power had occurred on January 1, 2002. Purchase-related adjustments to the results of operations include the effects on revenues, fuel expense, depreciation and amortization, interest expense, interest income and income taxes. Adjustments that affected revenues and fuel expense were a result of the amortization of contractual rights and obligations relating to the applicable power and fuel contracts that were in existence at January 1, 2002, as applicable. Such amortization included in the pro forma results above was based on the fair value of the contractual rights and obligations at February 19, 2002. The amounts applicable to 2002 were retroactively applied to January 1, 2002 through February 19, 2002 to arrive at the pro forma effect on those periods. The unaudited pro forma condensed interim financial information presented above reflects the acquisition of Orion Power in accordance with SFAS No. 141 and SFAS No. 142.

(7)  GOODWILL AND INTANGIBLES

     In July 2001, the FASB issued SFAS No. 142, which states that goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and charged to results of operations in periods in which the recorded value of goodwill and certain intangibles with indefinite lives exceeds their fair values. We adopted the provisions of the statement effective January 1, 2002, and discontinued amortizing goodwill into our results of operations.

     As of March 31, 2002, we completed our assessment of intangible assets and no intangible assets with indefinite lives were identified, except for $1 million of air emissions regulatory allowances. No related impairment losses were recorded in the first quarter of 2002 and no changes were made to the expected useful lives of our intangible assets as a result of this assessment.

     During the third quarter of 2002, we completed the transitional goodwill impairment test required by SFAS No. 142, including the review of goodwill for impairment as of January 1, 2002. A goodwill impairment test is performed in two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds the fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of the goodwill impairment, if any. Based on our transitional impairment test, we recorded an impairment of our European energy segment's goodwill of $234 million, net of tax. This impairment loss was recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002. Based on the first step of this goodwill impairment test, no goodwill was impaired for our other reporting units.

     The circumstances leading to the goodwill impairment of our European energy segment included a significant decline in electric margins attributable to the deregulation of the European electricity market in 2001, lack of growth in the wholesale energy trading markets in Northwest Europe, continued regulation of certain European fuel markets and the reduction of proprietary trading in our European operations (which activity was subsequently discontinued in its entirety in the third quarter of 2002). Our measurement of the fair value of the European energy segment was based on a weighted-average approach considering both an income approach, using future discounted cash flows, and a market approach, using acquisition multiples, including price per MW, based on publicly available data for recently completed European transactions.

     SFAS No. 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would "more likely than not" reduce the fair value of a reporting unit below its carrying amount. Our annual test for indications of goodwill impairment is currently performed as of November 1, in conjunction with our annual planning process. In estimating the fair value of our European energy segment for the annual impairment test as of November 1, 2002, we considered the sales price in the agreement that we signed in February 2003 to sell our European energy operations to a Netherlands-based electricity distributor (see note 18). We concluded that the sales price reflects the best estimate of fair value of our European energy segment as of November 1, 2002, to use in such impairment test. Our annual impairment test determined that the full amount of our European energy segment's net goodwill of $482 million was impaired and such impairment was recorded in the fourth quarter of 2002. For additional information regarding this transaction and its impacts, see note 18.

     Our annual impairment test identified no other impairments of goodwill for our other reporting units. This annual goodwill impairment test indicated that the fair value of our wholesale energy reporting unit exceeded its carrying value by approximately five percent.

     Our goodwill impairment analysis estimates the fair value of our reporting units using a combination of approaches, including an income approach based on internal plans, a market approach based on transactions in the marketplace for comparable types of assets, and a comparable public company approach. The income approach used in our analysis is a discounted cash flow analysis based on our internal plans and contains numerous assumptions made by management, any of which if changed could significantly affect the outcome of the analysis. We believe that the income approach is the most subjective of the approaches.

     Our historical impairment analyses for our wholesale energy reporting unit included numerous assumptions, including but not limited to:

     o increases in demand for power that will result in the tightening of supply surpluses and additional capacity requirements over the next three to eight years, depending on the region;

     o improving prices in electric energy, ancillary services and existing capacity markets as the power supply surplus is absorbed; and

     o our expectation that more balanced, fair market rules will be implemented, which provide for the efficient operations of unregulated power markets, including capacity markets or similar mechanisms in regions where they currently do not exist.

     The internal cash flow analyses used in our November 1, 2002 impairment analysis for our wholesale energy reporting unit was over a period of 15 years with an assumed terminal value for the value of our operations at the end of the analysis of an EBITDA (earnings from continuing operations before depreciation and amortization, interest expense, interest income and income taxes) multiple of primarily 7.5. For our annual impairment test as of November 1, 2002, these after-tax cash flows (excluding interest) were discounted back to the date of the analysis at an appropriate risk-adjusted discount rate of primarily 9% in order to determine the fair value of the reporting unit under the income approach. The income approach was weighted along with the other two approaches to determine the fair value of the reporting unit. Our November 1, 2002 analyses for our wholesale energy reporting unit assumed that the demand for power would rise at an annual rate of approximately 2% over the next several years. This growth over time was assumed to result in decreased reserve margins in the areas where we operate. As reserve margins decrease, power generation margins were assumed to rise over time to a level sufficient to attract new capacity (estimated to be in 2007 and 2008). We assumed that this level of margins would be such that companies would build new generation facilities and these new facilities would be able to cover all of their operating expenses and yield an internal rate of return on their investment of 9%.

     These assumptions are consistent with the view that long run market prices will reach levels sufficient to support an adequate rate of return on the construction of new power generation, which we believe will be required to meet increased demand for power. This view is currently being challenged in certain markets as market rules unfold that provide more favorable returns to new capacity entering the market than is provided to existing capacity.

     Evaluation of Goodwill Related to our Wholesale Energy Segment. On July 9, 2003, we entered into a definitive agreement to sell our 588-megawatt Desert Basin plant (see note 19). This anticipated sale of our Desert Basin plant operations requires us, in accordance with SFAS No. 142, to allocate a portion of the goodwill in the wholesale energy reporting unit to the Desert Basin plant operations on a relative fair value basis as of July 2003 in order to compute the gain or loss on disposal. SFAS No. 142 also requires us to test the recoverability of goodwill in our remaining wholesale energy reporting unit as of July 2003. After the allocation of goodwill to the Desert Basin plant operations, our wholesale energy segment's remaining goodwill is estimated to be approximately $1.4 billion, which is being tested for impairment effective July 2003. The assessment of goodwill requires developing an updated estimate of the fair value of our wholesale energy reporting unit, which is expected to be completed by the end of the third quarter of 2003.

     In response to continued depressed prices for electric energy, capacity and ancillary services across much of the United States and our current judgments regarding the state of the wholesale electricity markets, we are in the process of evaluating our short-term and long-term strategies and activities. During the first quarter of 2003, we decided to exit our proprietary trading activities. We are presently evaluating, and may soon implement, (a) further reductions in commercial, operational and support groups to reduce costs, (b) further changes in our market strategies, (c) mothballing or retiring certain power generation facilities, (d) deferring and/or materially reducing maintenance expenditures at power generation facilities and (e) divesting of certain assets. Also, we are evaluating the method of projecting future cash flows from our wholesale energy segment operations. In connection with this effort, our future cash flow projections and plans may be significantly revised.

     If the assumptions and estimates underlying our July 2003 goodwill impairment evaluation for our wholesale energy reporting unit differ adversely from the assumptions previously used due to changes in our wholesale energy market outlook, strategies and activities, it is possible that goodwill might be impaired and any such impairment would be reflected in the third quarter of 2003.

     Our July 2003 impairment analysis will reconsider the assumptions discussed above and others, including: estimates of future market prices for power and fuel, valuation of plant and equipment, growth, regulation of wholesale power markets, market structure, competition and many other factors as of the determination date. The resulting impairment analysis is highly dependent on these underlying assumptions.

     In addition, if our wholesale energy market outlook and views change further in future periods and the current weak environment is prolonged or if current conditions decline further, we could have impairments of our property, plant and equipment in future periods which, in turn, could have a material adverse effect on our results of operations.

(8)  DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, we adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of accumulated other comprehensive income (loss), net of applicable taxes, depending on the intended use of the derivative, its resulting designation and its effectiveness. If certain conditions are met, an entity may designate a derivative instrument as hedging (a) the exposure to changes in the fair value of an asset or liability (fair value hedge), (b) the exposure to variability in expected future cash flows (cash flow hedge) or (c) the foreign currency exposure of a net investment in a foreign operation. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period it occurs. During the three and six months ended June 30, 2002 and 2003, we did not enter into any fair value hedges and as of December 31, 2002 and June 30, 2003, we had no fair value hedges. For a discussion of our hedge of foreign currency exposure of our anticipated net proceeds from the sale of our European energy operations, see note 18.

     Cash Flow Hedges. During the three months ended June 30, 2002, the amount of hedge ineffectiveness recognized in revenues from derivatives that are designated and qualify as cash flow hedges, including interest rate derivative instruments (see note 10(b)), was a gain of $8 million. During the three months ended June 30, 2003, the gain or loss related to ineffectiveness for these cash flow hedges was immaterial. During the six months ended June 30, 2002 and 2003, the amount of hedge ineffectiveness recognized in revenues from derivatives that are designated and qualify as cash flow hedges, including interest rate derivative instruments, was a gain of $7 million and a loss of $20 million, respectively. For the three and six months ended June 30, 2002 and 2003, no component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, we recognize in net income (loss) the deferred gains and losses recognized in accumulated other comprehensive income (loss). Should any forecasted interest payments become probable of not occurring, any applicable deferred amounts will be recognized immediately as an expense. During the three and six months ended June 30, 2002 and 2003, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in our consolidated statements of operations under the captions (a) fuel expenses, in the case of natural gas purchase transactions, (b) purchased power, in the case of electric power purchase transactions, (c) revenues, in the case of electric power and natural gas sales transactions and financial electric power or natural gas derivatives and (d) interest expense, in the case of interest rate derivative transactions. As of June 30, 2003, we expect $55 million of gains netted in accumulated other comprehensive loss to be reclassified into net income (loss) during the period from July 1, 2003 to June 30, 2004.

(9)  EQUITY INVESTMENTS

     We have a 50% interest in a 470 MW electric generation plant in Boulder City, Nevada. The plant became operational in May 2000. We have a 50% partnership interest in a 108 MW cogeneration plant in Orange, Texas.

     Our equity investments are as follows:

                                             DECEMBER 31,      JUNE 30,
                                               2002              2003
                                            -------------    -------------
                                                  (IN MILLIONS)
Nevada generation plant ................    $          73    $          64
Texas cogeneration plant ...............               30               30
                                            -------------    -------------
    Equity investments .................    $         103    $          94
                                            =============    =============

     Our income (loss) from equity investments is as follows:

                                                               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------     ----------------------------
                                                                 2002            2003              2002            2003
                                                              ------------    ------------     ------------    ------------
                                                                                     (IN MILLIONS)
Nevada generation plant ..................................    $          6    $         (3)    $          9    $         (6)
Texas cogeneration plant .................................              --               1                1               2
                                                              ------------    ------------     ------------    ------------
  Income (loss) from equity investments...................    $          6    $         (2)    $         10    $         (4)
                                                              ============    ============     ============    ============

     During the three months ended June 30, 2002 and 2003, the net distributions were $0 and $1 million, respectively, from these investments. During the six months ended June 30, 2002 and 2003, the net distributions were $2 million and $2 million, respectively, from these investments.

     As of June 30, 2003 the companies, in which we have an equity investment, carry debt that is currently estimated to be $138 million ($69 million based on our proportionate ownership interests of the investments).

     Summarized financial information for our equity method investments' operating results is as follows:

                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                       ----------------------------     -----------------------------
                                          2002            2003              2002             2003
                                       ------------    ------------     ------------     ------------
                                                              (IN MILLIONS)
Nevada Generation Plant:
Revenues ..........................    $         13    $         24     $         39     $         67
Gross profit ......................               2               2                9                7
Operating loss ....................              --              (4)              (3)              (7)
Net income (loss) .................              13              (6)              18              (11)

Texas Cogeneration Plant:
Revenues ..........................    $         10    $         16     $         19     $         35
Gross profit ......................               3               4                7                8
Operating income ..................               1               2                3                4
Net income ........................               1               2                3                4

     Summarized financial information for our equity method investments' financial position is as follows:

                                       DECEMBER 31,      JUNE 30,
                                          2002             2003
                                       ------------    ------------
                                              (IN MILLIONS)
Nevada Generation Plant:
Current assets ....................    $         60    $         47
Noncurrent assets .................             235             231
                                       ------------    ------------
  Total ...........................             295             278
                                       ------------    ------------
Current liabilities ...............              14              15
Noncurrent liabilities ............             142             134
Equity ............................             139             129
                                       ------------    ------------
  Total ...........................    $        295    $        278
                                       ============    ============

Texas Cogeneration Plant:
Current assets ....................    $         11    $         10
Noncurrent assets .................              60              58
                                       ------------    ------------
  Total ...........................              71              68
                                       ------------    ------------
Current liabilities ...............              10               8
Noncurrent liabilities ............              --              --
Equity ............................              61              60
                                       ------------    ------------
  Total ...........................    $         71    $         68
                                       ============    ============

(10) BANKING OR DEBT FACILITIES, BONDS, NOTES AND OTHER DEBT

     The following table presents our debt outstanding to third parties as of December 31, 2002 and June 30, 2003:

                                                            DECEMBER 31, 2002                              JUNE 30, 2003
                                                 --------------------------------------    ---------------------------------------
                                                  WEIGHTED                                  WEIGHTED
                                                   AVERAGE                                  AVERAGE
                                                  INTEREST                                  INTEREST
                                                   RATE(1)    LONG-TERM     CURRENT(2)       RATE(1)     LONG-TERM     CURRENT (2)
                                                 -----------  ----------    -----------    ----------    ---------     -----------
                                                                    (IN MILLIONS, EXCLUDING INTEREST RATES)
BANKING OR DEBT FACILITIES, BONDS AND
  NOTES
  OTHER OPERATIONS SEGMENT:
    Senior secured term loans ...............           --    $      --      $     --            5.26%   $ 3,833(3)    $    --
    Senior secured revolver .................           --           --            --            5.52        820            --
    Senior priority revolver ................           --           --            --              --         --            --
    Convertible senior subordinated
      notes .................................           --           --            --            5.00        225(4)         --
    Orion acquisition term loan .............         3.68%       2,908(5)         --(5)           --         --            --
    364-day revolver/term loan ..............         3.20          800(5)         --(5)           --         --            --
    Three-year revolver .....................         3.13          208(5)        350(5)           --         --            --
  WHOLESALE ENERGY SEGMENT:
    Orion Power and Subsidiaries:
      Orion Power senior notes ..............         12.0          400            --            12.0        400            --
      Orion MidWest and Orion NY term
        loans ...............................         3.96        1,211           109            3.68      1,203            89
      Orion MidWest working capital
        facility ............................         3.92           --            51            3.54         --            40
      Orion NY working capital facility .....           --           --            --              --         --            --
      Liberty Generating Project:
        Floating rate debt ..................         3.02           --           103            2.54         --            99
        Fixed rate debt .....................         9.02           --           165            9.02         --           165
    PEDFA bonds for Seward plant ............           --           --            --            1.06        300            --
    REMA letter of credit facilities ........           --           --            --              --         --            --
  RETAIL ENERGY SEGMENT:
    Reliant Energy Channelview LP:
      Term loan and working capital facility:
        Floating rate debt ..................         2.81          290             9            2.56        286            15
        Fixed rate debt .....................        9.547           75            --           9.547         75            --
                                                              ---------      --------                    -------       -------
         Total facilities, bonds and
           notes ............................                     5,892           787                      7,142           408
                                                              ---------      --------                    -------       -------
OTHER
    Adjustment to fair value of debt (6) ....           --           66             8              --         62             8
    Adjustment to fair value of
      interest rate swaps (6) ...............           --           46            19              --         40            13
    Adjustment to fair value of debt
      due to warrants issued in March
      2003 (7) ..............................           --           --            --              --        (10)           (3)
    Other - wholesale energy segment ........          6.2            1            --             6.2          1            --
    Other - retail energy segment ...........         5.41            4             6             5.4         --             6
                                                              ---------      --------                    -------       -------
         Total other debt ...................                       117            33                         93            24
                                                              ---------      --------                    -------       -------
           Total debt .......................                 $   6,009      $    820                    $ 7,235       $   432
                                                              =========      ========                    =======       =======

----------

(1) The weighted average interest rate is for borrowings outstanding as of December 31, 2002 or June 30, 2003, as applicable.

(2) Includes amounts due within one year of the date noted, as well as loans outstanding under revolving and working capital facilities classified as current liabilities.

(3) In July 2003, with the net proceeds of our issuance of senior secured notes, we prepaid $1.056 billion of a senior secured term loan. See below for further discussion.

(4) In connection with the 5.00% convertible senior subordinated notes issued in June 2003, an additional $50 million was subsequently issued and funded in July 2003, for a total outstanding balance of $275 million. See below for further discussion.

(5) See below for a discussion of the facilities refinanced in March 2003. As a result of the refinancing, $3.9 billion has been classified as long-term as of December 31, 2002.

(6) Debt and interest rate swaps acquired in the Orion Power acquisition were adjusted to fair market value as of the acquisition date. Included in interest expense is amortization of $2 million and $2 million for valuation adjustments for debt and $7 million and $5 million for valuation adjustments for interest rate swaps, respectively, for the three months ended June 30, 2002 and 2003, respectively. Included in interest expense is amortization of $3 million and $4 million for valuation adjustments for debt and $10 million and $12 million for valuation adjustments for interest rate swaps, respectively, for the six months ended June 30, 2002 and 2003, respectively. These valuation adjustments are being amortized over the respective remaining terms of the related financial instruments.

(7) The fair value of the warrants issued in March 2003 of $15 million ($13 million unamortized as of June 30, 2003) is reduced from the debt balance. See below for further discussion.

     Restricted Net Assets of Subsidiaries. As of December 31, 2002, certain of Reliant Resources' subsidiaries have effective restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements. The amount of restricted net assets of Reliant Resources' subsidiaries as of December 31, 2002 is approximately $3.3 billion. Such restrictions are on the net assets of Orion Capital, Liberty Electric PA, LLC (Liberty) and Reliant Energy Channelview L.P. (Channelview). Orion MidWest and Orion NY are indirect wholly-owned subsidiaries of Orion Capital.

(a)  BANKING OR DEBT FACILITIES, BONDS AND NOTES.

     The following table provides a summary of the amounts owed and amounts available as of June 30, 2003 under our various committed credit facilities, bonds and notes:

                                                                                         COMMITMENT
                                       TOTAL                                             EXPIRING
                                     COMMITTED      DRAWN     LETTERS        UNUSED      BY JUNE       PRINCIPAL AMORTIZATION AND
                                      CREDIT       AMOUNT    OF CREDIT       AMOUNT      30, 2004      COMMITMENT EXPIRATION DATE
                                     ---------     -------   ----------     -------     ----------     ----------------------------
                                                           (IN MILLIONS)
OTHER OPERATIONS SEGMENT:
  Senior secured term loans .......  $  3,833      $ 3,833   $      --      $      --   $         --   March 2006 - March 2007(1)
  Senior secured revolver .........     2,100          820         749(2)         531             --   March 2007
  Senior priority revolver ........       300           --          --            300             --   2004 (3)
  Convertible senior subordinated
    notes .........................       225(4)       225          --             --             --   August 2010
WHOLESALE ENERGY SEGMENT:
  Orion Power and Subsidiaries:
    Orion Power senior notes ......       400          400          --             --             --   May 2010
    Orion MidWest and Orion NY
      term loans ..................     1,292        1,292          --             --             89   September 2003 - October 2005
    Orion MidWest working capital
        facility ..................        75           40          12             23             --   October 2005
    Orion NY working capital
        facility ..................        30           --          --             30             --   October 2005
    Liberty Generating Project ....       286          264          17              5(5)           8   July 2003 - April 2026
  PEDFA bonds for Seward plant ....       300          300          --             --             --   December 2036
  REMA letter of credit
    facilities ....................        51           --          50              1             51   August 2003
RETAIL ENERGY SEGMENT:
  Reliant Energy Channelview LP:
    Term loan and working capital
      facility ....................       380          376          --              4             15   July 2003 - July 2024
                                     --------      -------   ---------      ---------   ------------
      Total .......................  $  9,272      $ 7,550   $     828      $     894   $        163
                                     ========      =======   =========      =========   ============


------------

(1) In July 2003, with the net proceeds of our issuance of senior secured notes, we prepaid $1.056 billion of a senior secured term loan, satisfying the March 2006 principal amortization requirement.

(2) Included in this amount is $305 million of letters of credit outstanding that support the $300 million of PEDFA bonds related to the Seward plant.

(3) The senior priority revolver facility expires on the earlier of our possible acquisition of the common stock of Texas Genco or December 15, 2004.

(4) In connection with the 5.00% convertible senior subordinated notes issued in June 2003, an additional $50 million was subsequently issued and funded in July 2003, for a total commitment of $275 million. See below for further discussion.

(5) As discussed below and in note 13(f), this amount is currently not available to Liberty.

     As of June 30, 2003, committed credit facilities and notes aggregating $676 million were unsecured.

     During March 2003, we refinanced our (a) $1.6 billion senior revolving credit facilities, (b) $2.9 billion 364-day Orion acquisition term loan, and (c) $1.425 billion construction agency financing commitment (see note 13(a)), and we obtained a new $300 million senior priority revolving credit facility. The syndicated bank refinancing combined the existing credit facilities into a $2.1 billion senior secured revolving credit facility, a $921 million senior secured term loan, and a $2.91 billion senior secured term loan. The March 2003 credit facilities mature in March 2007. The $300 million senior priority revolving credit facility matures on the earlier of our possible acquisition of the common stock of Texas Genco or December 15, 2004 and is secured with a first lien on substantially all of our contractually and legally available assets. The senior secured facilities totaling $5.93 billion are secured with a second lien on such assets. With the exception of subsidiaries prohibited by the terms of their financing documents from doing so, our subsidiaries guarantee both the refinanced credit facilities and the senior priority revolving credit facility.

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

     The loans under the refinanced credit facilities bear interest at the London inter-bank offered rate (LIBOR) plus 4.0% or a base rate plus 3.0% and the loans under the senior priority revolving credit facility bear interest at LIBOR plus 5.5% or a base rate plus 4.5%. If the refinanced credit facilities are not permanently reduced by $500 million, $1.0 billion and $2.0 billion (cumulatively) by May 2004, 2005 and 2006, respectively, we must pay a fee ranging from 0.50% to 1.0% of the amount of the refinanced credit facilities still outstanding on each such date. However, with the net proceeds of our issuance of senior secured notes on July 1, 2003, we have satisfied the May 2004 and May 2005 permanent reduction amounts and therefore will not be required to pay the above-described fees on either such date. We must prepay the refinanced facilities with net proceeds from certain asset sales and issuances of securities and with certain cash flows in excess of a threshold amount. Additionally, we are required to make principal payments or commitment reductions on the refinanced facilities of $500 million by no later than May 2006 (such amount to be reduced by certain prepayments). However, with the net proceeds of our issuance of senior secured notes on July 1, 2003, we have made prepayments on the refinanced facilities sufficient to satisfy the May 2006 principal payment requirement. Our March 2003 credit facilities include restrictions on our ability to take specific actions, subject to numerous exceptions that are designed to allow for the execution of our business plans in the ordinary course, including the completion of all four of the power plants currently under construction (two of which were completed in July 2003), the preservation and optimization of all of our existing investments in the retail energy and wholesale energy businesses, the ability to provide credit support for our commercial obligations and the possible acquisition of the common stock of Texas Genco, and the financings related thereto. Such restrictions include our ability to (a) encumber our assets, (b) enter into business combinations or divest our assets, (c) incur additional debt or engage in sale and leaseback transactions, (d) pay dividends or prepay certain other debt, (e) make investments or acquisitions, (f) enter into transactions with affiliates, (g) make capital expenditures, (h) materially change our business,
(i) amend our debt and other material agreements, (j) repurchase our capital stock, (k) allow distributions from our subsidiaries and (l) engage in certain types of trading activities. Financial covenants include maintaining a debt to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR) ratio of a certain maximum amount and an EBITDAR to interest ratio of a certain minimum amount. We must be in compliance with each of the covenants before we can borrow or issue letters of credit under the revolving credit facilities. These covenants, however, are not anticipated to materially restrict our ability to borrow funds or obtain letters of credit. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay these borrowings before their scheduled due dates.

     In connection with our March 2003 refinancing, we issued to the lenders 20,373,326 warrants to acquire shares of our common stock. Of the total issued, 7,835,894 warrants vested in March 2003, 6,268,716 will vest if our refinanced credit facilities have not been reduced by an aggregate of $1.0 billion by May 2005 and the remaining 6,268,716 will vest if our refinanced credit facilities have not been reduced by an aggregate of $2.0 billion by May 2006. With the net proceeds of our issuance of senior secured notes on July 1, 2003, we have satisfied the May 2005 permanent reduction amount and therefore the applicable 6,268,716 warrants described above have been cancelled. The exercise prices of the warrants are based on average market prices of our common stock during specified periods in proximity to the refinancing date. The exercise price of the warrants that vested in March 2003 will be the average daily closing price for the period of 60 calendar days beginning 90 days after March 31, 2003. The warrants that vested in March 2003 are exercisable until August 2008, and the remaining warrants are exercisable for a period of five years from the date they become vested. See (b) below for further discussion.

     In connection with our July 2003 issuance of senior secured notes, described below, we entered into an amendment to our March 2003 credit facilities to, among other things, permit the sharing of collateral with those notes and certain future note offerings and increase our flexibility to purchase CenterPoint's interest in Texas Genco. The amendment allows us to negotiate a purchase of CenterPoint's interest in the common stock of Texas Genco outside the option and also extends the deadline for agreeing to make the purchase until September 15, 2004. The amendment also revises the collateral mechanics to replace the collateral agent with a collateral trustee for the benefit of the banks and the secured bondholders, including the holders of the senior secured notes, revises the mandatory prepayment provisions so that the senior secured notes may share pro rata with the banks any net proceeds from asset sales required to be paid to the banks and separates the Orion Power limited guarantee from the credit agreement so it can ratably guarantee the bank debt and the senior secured notes.

     Convertible Senior Subordinated Notes. In June 2003, we issued $225 million aggregate principal amount of convertible senior subordinated notes in a private placement to qualified institutional buyers. On July 2, 2003, we issued an additional $50 million as a result of the underwriters' exercise of their option to purchase additional notes. We received net proceeds from the issuances, after deducting the initial purchasers' discount and estimated out-of-pocket expenses, of $266 million. Our March 2003 credit facilities permit us to place cash proceeds from certain asset sales and offerings of junior securities in a restricted escrow account for the possible acquisition of the common stock of Texas Genco, and the net proceeds of the notes were placed in such an escrow account (and are recorded as long-term restricted cash in our consolidated balance sheet). The notes bear interest at 5.00% per annum, payable semi-annually on February 15 and August 15, and mature August 15, 2010. The first interest payment will be made on August 15, 2003. The notes are convertible into shares of our common stock at a conversion price of approximately $9.54 per share, subject to adjustment in certain circumstances. We may redeem the notes, in whole or in part, at any time on or after August 20, 2008, if the last reported sale price of our common stock is at least 125% of the conversion price then in effect for a specified period of time.

     Senior Secured Notes. On July 1, 2003, we issued $550 million 9.25% senior secured notes due July 15, 2010 and $550 million 9.50% senior secured notes due July 15, 2013 in a private placement to qualified institutional buyers and received net proceeds, after deducting the initial purchasers' discount and estimated out-of-pocket expenses, of $1.056 billion. We used the net proceeds of the issuance to prepay $1.056 billion of a senior secured term loan under our refinanced credit facilities. With certain limited exceptions, the senior secured notes are secured by the same collateral which secures our refinanced credit facilities. The collateral is held by a collateral trustee under a collateral trust agreement for the ratable benefit of all holders of the credit agreement debt, senior secured note holders and future senior secured note holders. The senior secured notes are also guaranteed by all of our subsidiaries that guarantee our refinanced credit facilities, except for certain subsidiaries of Orion Power and certain other subsidiaries. See note 16 for further discussion of the guarantors, the limited guarantor and the non-guarantors. Interest is payable semi-annually on January 15 and July 15. The first interest payments will be made on January 15, 2004. We are not required to make any mandatory redemption or sinking fund payments with respect to the senior secured notes. The senior secured notes indentures contain covenants which bind us and our subsidiaries that include, among others, restrictions on (a) the payment of dividends, (b) the incurrence of indebtedness and the issuance of preferred stock, (c) investments, (d) asset sales, (e) liens, (f) transactions with affiliates, (g) our ability to amend the subordination provisions of our convertible senior subordinated notes, (h) engaging in unrelated businesses and
(i) sale and leaseback transactions. These covenants are not expected to materially restrict our ability to conduct our business.

     Financing Costs. Through June 30, 2003, we have incurred approximately $206 million in financing costs (which includes $15 million to be paid in March 2007) related to our 2003 refinancings and June and July 2003 debt issuances. We capitalized $170 million and expensed $36 million (of which $12 million was expensed in the fourth quarter of 2002 and $1 million and $24 million was expensed during the three and six months ended June 30, 2003, respectively) in fees and other costs related to our refinancing efforts and debt issuances. During July 2003, as a result of issuing the senior secured notes and the prepayment of a senior secured term loan of the March 2003 refinancing totaling $1.056 billion, we wrote-off $31 million of previously deferred financing costs related to the March 2003 refinancing. As of December 31, 2002 and June 30, 2003, we had $68 million and $233 million, respectively, of net deferred financing costs classified in other long-term assets in our consolidated balance sheets.

     Orion Power Senior Notes. Orion Power has outstanding $400 million aggregate principal amount of 12% senior notes due 2010. The senior notes are senior unsecured obligations of Orion Power. Orion Power is not required to make any mandatory redemption or sinking fund payments with respect to the senior notes. The senior notes are not guaranteed by any of Orion Power's subsidiaries and are non-recourse to Reliant Resources. In connection with the Orion Power acquisition, we recorded the senior notes at an estimated fair value of $479 million. The $79 million premium is being amortized to interest expense using the effective interest rate method over the life of the senior notes. For the three months ended June 30, 2002 and the period February 20, 2002 to June 30, 2002, $2 million and $3 million, respectively, was amortized to interest expense for the senior notes. For the three and six months ended June 30, 2003, $2 million and $4 million, respectively, was amortized to interest expense. The fair value of the senior notes was based on our incremental borrowing rates for similar types of borrowing arrangements as of the acquisition date. The senior notes indenture contains covenants that include, among others, restrictions on the payment of dividends by Orion Power. Orion Power's limited guarantee of the refinanced credit facilities, the senior priority revolving credit facility and the senior secured notes effectively utilized the dividend capacity available on March 28, 2003 under the Orion Power senior notes indenture.

     Orion NY and Orion MidWest Debt. During October 2002, the Orion Power revolving credit facility was prepaid and terminated and, as part of the same transaction, we refinanced the Orion MidWest and Orion NY credit facilities, which refinancing included an extension of the maturities by three years to October 2005. In connection with these refinancings, we applied excess cash of $145 million to prepay and terminate the Orion Power revolving credit facility and to reduce the term loans and revolving working capital facilities at Orion MidWest and Orion NY. As of the refinancing date, the amended and restated Orion MidWest credit facility included a term loan of approximately $974 million and a $75 million revolving working capital facility. As of the refinancing date, the amended and restated Orion NY credit facility included a term loan of approximately $353 million and a $30 million revolving working capital facility. The loans under each facility bear interest at LIBOR plus a margin or at a base rate plus a margin. The LIBOR margin is 2.50% during the first twelve months, 2.75% during the next six months, 3.25% for the next six months and 3.75% thereafter. The base rate margin is 1.50% during the first twelve months, 1.75% for the next six months, 2.25% for the next six months and 2.75% thereafter. The amended and restated Orion NY credit facility is secured by a first lien on a substantial portion of the assets of Orion NY and its subsidiaries (excluding certain plants). Orion MidWest and its subsidiary are guarantors of the Orion NY obligations under the amended and restated Orion NY credit agreement. Substantially all of the assets of Orion MidWest and its subsidiary are pledged, via a second lien, as collateral for this guarantee. The amended and restated Orion MidWest credit facility is, in turn, secured by a first lien on substantially all of the assets of Orion MidWest and its subsidiary. Orion NY and its subsidiaries are guarantors of the Orion MidWest obligations under the amended and restated Orion MidWest credit agreement. A substantial portion of the assets of Orion NY and its subsidiaries (excluding certain plants) are pledged, via a second lien, as collateral for this guarantee. Both the Orion MidWest and Orion NY credit facilities contain affirmative and negative covenants, including negative pledges, that must be met by each borrower under its respective facility to borrow funds or obtain letters of credit, and which require Orion MidWest and Orion NY to maintain a combined debt service coverage ratio of 1.5 to 1.0. These covenants are not anticipated to materially restrict either borrower's ability to borrow funds or obtain letters of credit under its respective credit facility. The facilities also provide for any available cash at one borrower to be made available to the other borrower to meet shortfalls in the other borrower's ability to make certain payments, including operating costs. This is effected through distributions of such available cash to Orion Capital, a direct subsidiary of Orion Power formed in connection with the refinancing. Orion Capital, as indirect owner of each of Orion MidWest and Orion NY, can then contribute such cash to the other borrower. The ability of the borrowers to make dividends, loans and advances to Orion Power for interest payments or otherwise is subject to certain requirements (described below) that may restrict such dividends, loans and advances.

     As of December 31, 2002 and June 30, 2003, Orion MidWest had $969 million and $949 million, respectively, of term loans and $51 million and $40 million, respectively, of revolving working capital facility loans outstanding. A total of $14 million and $12 million in letters of credit were also outstanding under the Orion MidWest credit facility as of December 31, 2002 and June 30, 2003, respectively. As of December 31, 2002 and June 30, 2003, Orion NY had $351 million and $343 million, respectively, of term loans outstanding. There were no loans or letters of credit outstanding under the Orion NY working capital facility as of December 31, 2002 or June 30, 2003. As of December 31, 2002, restricted cash under the Orion MidWest and the Orion NY credit facilities was $72 million and $73 million, respectively, and $27 million at Orion Capital. As of June 30, 2003, restricted cash under the Orion MidWest and the Orion NY credit facilities was $55 million and $75 million, respectively, and $23 million at Orion Capital. A certain portion of such restricted cash may be dividended to Orion Power if Orion MidWest and Orion NY have made certain prepayments and a number of distribution tests have been met, including satisfaction of certain debt service coverage ratios and the absence of events of default. These tests may restrict a dividend of such restricted cash to Orion Power. Any restricted cash, which is not dividended, will be applied on a quarterly basis to prepay outstanding loans at Orion MidWest and Orion NY. No distributions may be made under any circumstances after October 28, 2004 until the earlier of maturity or retirement. Orion MidWest's and Orion NY's obligations under the respective facilities are non-recourse to Reliant Resources.

     Orion MidWest and Orion NY are collectively required to have repaid at least $109 million of their term loans by December 31, 2003. This $109 million is inclusive of scheduled and unscheduled principal payments. As of June 30, 2003, we have classified as current $74 million (including scheduled principal payments), which is the balance of the $109 million, which must be repaid by December 31, 2003. On August 5, 2003, Orion MidWest and Orion NY repaid $31 million of these term loans, further reducing the amount to be repaid to $43 million.

     Liberty Credit Agreement. In July 2000, Liberty Electric Power, LLC (LEP) and Liberty, indirect wholly-owned subsidiaries of Orion Power, entered into a syndicated facility that provided for (a) a construction/term loan in an amount of up to $105 million; (b) an institutional term loan in an amount of up to $165 million; (c) a revolving working capital facility for an amount of up to $5 million; (d) a debt service reserve letter of credit facility of $17 million and
(e) an equity bridge loan of up to $41 million. The outstanding borrowings related to the Liberty credit agreement are non-recourse to Reliant Resources.

     In May 2002, the construction loans were converted to term loans. As of the conversion date, the term loans had an outstanding principal balance of $270 million, with $105 million having maturities through 2012 and the balance having maturities through 2026. On the conversion date, Orion Power made the required cash equity contribution of $30 million into Liberty, which was used to repay a like amount of equity bridge loans advanced by the lenders. A related $41 million letter of credit furnished by Orion Power as credit support was returned for cancellation. In addition, on the conversion date, a $17 million letter of credit was issued in satisfaction of Liberty's obligation to provide a debt service reserve. The facility also provides for a $5 million working capital line of credit. The debt service reserve letter of credit facility and the working capital facility expire in May 2007. Liberty is currently not permitted to borrow under the working capital facility.

     As of June 30, 2003, amounts outstanding under the Liberty credit agreement bear interest at a floating rate, which may be either LIBOR plus 1.25% or a base rate plus 0.25%, except for the institutional term loan which bears interest at a fixed rate of 9.02%. For the floating rate term loan, the LIBOR margin is 1.25% during the first 36 months from the conversion date, 1.375% during the next 36 months and 1.625% thereafter. The base rate margin is 0.25% during the first 36 months from the conversion date, 0.375% during the next 36 months and 0.625% thereafter. The LIBOR margin for the revolving working capital facility is 1.25% during the first 36 months from the conversion date and 1.375% thereafter. The base rate margin is 0.25% during the first 36 months from the conversion date and 0.375% thereafter. As of December 31, 2002, Liberty had $103 million and $165 million of the floating rate and fixed rate portions of the facility outstanding, respectively. As of June 30, 2003, Liberty had $99 million and $165 million of the floating rate and fixed rate portions of the facility outstanding, respectively. A $17 million letter of credit was also outstanding under the Liberty credit agreement as of December 31, 2002 and June 30, 2003.

     The lenders under the Liberty credit agreement have a security interest in substantially all of the assets of Liberty. The Liberty credit agreement contains affirmative and negative covenants, including a negative pledge that must be met to borrow funds or obtain letters of credit. Liberty is currently unable to access the working capital facility (see note 13(f)). Additionally, the Liberty credit agreement restricts Liberty's ability to, among other things, make dividend distributions unless Liberty satisfies various conditions. As of December 31, 2002 and June 30, 2003, restricted cash under the Liberty credit agreement totaled $27 million and $33 million, respectively.

     For additional information regarding the Liberty credit agreement and related issues and concerns, see note 13(f). Given that Liberty is currently in default under the credit agreement, we have classified the debt as a current liability. We, including Orion Power, are not in default under our other current debt agreements due to the credit agreement default at Liberty.

     PEDFA Bonds for Seward Plant. One of our wholly-owned subsidiaries is in the process of constructing a 521 MW waste-coal fired, steam electric generation plant located in Indiana County, Pennsylvania. This facility, the Seward project, is directly owned by a special purpose entity, which was not consolidated as of December 31, 2002; however, due to our adoption of FIN No. 46, effective on January 1, 2003, we consolidated this special purpose entity (see note 2). In addition, in March 2003, in connection with our refinancing of our credit facilities, the entity which owns the plant became one of our wholly-owned subsidiaries. Three series of tax-exempt secured revenue bonds relating to the Seward project have been issued by the Pennsylvania Economic Development Financing Authority (PEDFA), for a total of $300 million outstanding as of January 1, 2003 and June 30, 2003. The bonds were issued in December 2001 and April 2002. The bonds mature in December 2036. The bonds bear interest at a floating rate determined each week by the applicable remarketing agents. As of June 30, 2003, the bonds bore interest of 1.06%. Letters of credit totaling $305 million have been issued under our $2.1 billion senior secured revolver to support the bonds. The bonds are non-recourse to Reliant Resources.

     REMA Lease Support. Reliant Energy Mid-Atlantic Power Holdings, LLC and its subsidiaries' (REMA) lease obligations are currently supported by the cash proceeds resulting from the draw on three letters of credit issued under three separate unsecured letter of credit facilities. See note 14(a) to our Form 8-K for a discussion of REMA's lease obligations. REMA did not renew or replace the letter of credit facilities, which were scheduled to expire in August 2003. The letters of credit were drawn on by the beneficiary on August 1, 2003. The drawing does not constitute a default under any of REMA's obligations and constitutes the making of a term loan to REMA by the banks that had issued the letters of credit pursuant to provisions that had been contemplated in the original letter of credit facilities at their inception. The principal amount of the term loan is $42 million and is payable in six equal semi-annual installments beginning on January 2, 2004, the next lease payment date. The term loan accrues interest at the rate of LIBOR plus 3%. REMA is obligated to provide credit support for its lease obligations, in the form of letters of credit or cash collateral, equal to an amount representing the greater of (a) the next six months' scheduled rental payments under the related lease or (b) 50% of the scheduled rental payments due in the next twelve months under the related lease. Under the letter of credit facilities, REMA paid a letter of credit fee based on its assigned credit rating. As of June 30, 2003, the fee equaled 2.75% of the total amount of the outstanding letters of credit. As of December 31, 2002 and June 30, 2003, there were $38 million and $50 million, respectively, in letters of credit outstanding under the facilities. While the letter of credit facilities were, and the resulting term loan is, non-recourse to Reliant Resources, REMA's subsidiaries guarantee REMA's obligations under the facilities.

     Reliant Energy Channelview L.P. In 1999, Channelview, a special purpose project subsidiary of Reliant Energy Power Generation, Inc. (REPG), entered into a $475 million syndicated credit facility to finance the construction and start-up operations of an electric power generation plant located in Channelview, Texas. The maximum availability under this facility was (a) $92 million in equity bridge loans for the purpose of paying or reimbursing project costs, (b) $369 million in loans to finance the construction of the project and (c) $14 million in revolving loans for general working capital purposes.

     In November 2002, the construction loans were converted to term loans. On the conversion date, subsidiaries of REPG contributed cash equity and subordinated debt of $92 million into Channelview, which was used to repay in full the equity bridge loans advanced by the lenders. As of December 31, 2002, Channelview had $369 million and $5 million of term loans and revolving working capital facility loans outstanding, respectively. As of June 30, 2003, Channelview had $366 million and $10 million of term loans and revolving working capital facility loans outstanding, respectively. The outstanding borrowings related to the Channelview credit agreement are non-recourse to Reliant Resources. The term loans have scheduled maturities from 2003 to 2024. The revolving working capital facility matures in 2007.

     As of June 30, 2003, with the exception of two tranches which total $91 million, the term loans and revolving working capital facility loans bear a floating rate interest at the borrower's option of either (a) a base rate of prime plus a margin of 0.25% or (b) LIBOR plus a margin of 1.25%. For $255 million of the term loans and the working capital facility loans, the LIBOR margin is 1.25% during the first 60 months from the conversion date, 1.45% during the next 48 months, 1.75% during the following 48 months and 2.125% thereafter. The base rate margin for such loans is 0.25% during the first 60 months from the conversion date, 0.45% during the next 48 months, 0.75% during the following 48 months and 1.125% thereafter. For $30 million of the term loans, the LIBOR margin is 1.25% during the first 60 months from the conversion date, 1.45% during the next 48 months, 1.875% during the following 48 months and 2.25% thereafter. The base rate margin for such loans is 0.25% during the first 60 months from the conversion date, 0.45% during the next 48 months, 0.875% during the following 48 months and 1.25% thereafter. One tranche of $16 million bears a floating rate interest at the borrower's option of either (a) a base rate plus a margin of 2.407% or (b) LIBOR plus a margin of 3.407% throughout its term. A second tranche of $75 million bears interest at a fixed rate of 9.547% throughout its term.

     Obligations under the term loans and revolving working capital facility are secured by substantially all of the assets of the borrower. The Channelview credit agreement contains affirmative and negative covenants, including a negative pledge that must be met to borrow funds. These covenants are not anticipated to materially restrict Channelview's ability to borrow funds under the credit facility. The Channelview credit agreement allows Channelview to pay dividends or make restricted payments only if specified conditions are satisfied, including maintaining specified debt service coverage ratios and debt service reserve account balances. As of December 31, 2002 and June 30, 2003, restricted cash under the credit agreement totaled $13 million.

(b)  INTEREST RATE DERIVATIVE INSTRUMENTS AND WARRANTS.

     As discussed above in (a), we issued to the lenders 20,373,326 warrants to acquire shares of our common stock. As discussed above, with the net proceeds of our issuance of senior secured notes on July 1, 2003, we have satisfied the May 2005 permanent reduction amount and therefore the applicable 6,268,716 warrants described above have been cancelled. The fair value of the warrants issued of $15 million was determined using a binomial model created by outside consultants. The value is recorded as a discount to debt and an increase to additional paid-in capital. The debt discount will be amortized to interest expense using the effective interest method over the life of the related debt. For the three months ended June 30, 2003, we amortized $2 million to interest expense and the unamortized balance was $13 million as of June 30, 2003.

     In connection with the Orion Power acquisition, the existing interest rate swaps for the Orion MidWest credit facility and the Orion NY credit facility were bifurcated into a debt component and a derivative component. The fair values of the debt components, approximately $59 million for the Orion MidWest credit facility and $31 million for the Orion NY credit facility, were based on our incremental borrowing rates at the acquisition date for similar types of borrowing arrangements. The value of the debt component will be amortized to interest expense as interest rate swap payments are made. For the three months ended June 30, 2002, the value of the debt component was amortized by $5 million and $2 million for Orion MidWest and Orion NY, respectively. For the period from February 20, 2002 through June 30, 2002, the value of the debt component was amortized by $7 million and $3 million for Orion MidWest and Orion NY, respectively. For the three months ended June 30, 2003, the value of the debt component was amortized by $4 million and $1 million for Orion MidWest and Orion NY, respectively. For the six months ended June 30, 2003, the value of the debt component was amortized by $9 million and $3 million for Orion MidWest and Orion NY, respectively. See note 8 for information regarding our derivative financial instruments.

     Certain of our subsidiaries, including those as discussed above, are party to interest rate swap contracts with an aggregate notional amount of $1.1 billion and $850 million as of December 31, 2002 and June 30, 2003, respectively, that fix the interest rate applicable to floating rate long-term debt. As of June 30, 2003, floating rate LIBOR-based interest payments are exchanged for weighted fixed rate interest payments of 6.88%. These swaps qualify as cash flow hedges under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the consolidated statements of operations over the term of the swap agreements. See note 8 for further discussion of our cash flow hedges.

     In January 2002, we entered into forward-starting interest rate swaps having an aggregate notional amount of $1.0 billion to hedge the interest rate on a portion of then expected future offerings of long-term fixed-rate notes. On May 9, 2002, we liquidated $500 million notional amount of these forward-starting interest rate swaps. The liquidation of these swaps resulted in a loss of $3 million, which was recorded in accumulated other comprehensive loss and is being amortized into interest expense in the same period during which the forecasted interest payment affects earnings. In November 2002, we liquidated the remaining $500 million notional amount of swaps at a loss of $52 million that was recorded in accumulated other comprehensive loss and is being amortized into interest expense in the same period during which the forecasted interest payment affects earnings. At June 30, 2003, the unamortized balance of such loss was $38 million.

     During January 2003, we purchased three-month LIBOR interest rate caps for $29 million to hedge our future floating rate risk associated with various credit facilities. The notional amounts of the interest rate caps are $4.0 billion for the period from July 1 to December 31, 2003, $3.0 billion for 2004 and $1.5 billion for 2005. The LIBOR interest rates are capped at a weighted average rate of 2.06% for the period from July 1 to December 31, 2003, 3.18% for 2004 and 4.35% for 2005. During the three months ended March 31, 2003, these interest rate caps qualified as cash flow hedges of LIBOR-based anticipated borrowings under SFAS No. 133; changes in fair market value during this period were recorded to other comprehensive income (loss) and any ineffectiveness was recorded to interest expense. Hedge ineffectiveness during the three months ended March 31, 2003, resulted in the recording of $2 million in interest expense on these interest rate caps. Effective March 31, 2003, these interest rate caps no longer qualified for hedge accounting under SFAS No. 133, accordingly, any future change in the fair market value will be recorded to net income (loss). During the three months ended June 30, 2003, we recorded $9 million in interest expense due to an unrealized loss in fair value in the interest rate caps. The unrealized net loss on these derivative instruments previously reported in other comprehensive loss of $15 million (pre-tax) through March 31, 2003 will remain in accumulated other comprehensive loss and will be reclassified into earnings during the period in which the originally designated hedged transactions occur.

(11) STOCKHOLDERS' EQUITY

(a)  TREASURY STOCK ISSUANCES AND TRANSFERS.

     We issued no shares of treasury stock to employees under our employee stock purchase plan during the three months ended June 30, 2002 and 2003. We issued 550,781 and 717,931 shares of treasury stock to employees under our employee stock purchase plan during the six months ended June 30, 2002 and 2003, respectively. During the three and six months ended June 30, 2002, we transferred 308,936 shares of treasury stock to our savings plan. During the three and six months ended June 30, 2003, we transferred 0 and 725,877 shares, respectively, of treasury stock to our savings plans. In addition, during the three and six months ended June 30, 2003, we transferred 162,386 and 245,099 shares, respectively, of treasury stock under our long-term incentive plans. During July 2003, we transferred 1,992,845 shares of treasury stock to employees under our employee stock purchase plan.

(12)  EARNINGS PER SHARE

     The following table presents our basic and diluted earnings (loss) per share (EPS) calculation.

                                                            FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                  ENDED JUNE 30,
                                                          ---------------------------    ----------------------------
                                                             2002            2003            2002            2003
                                                          ------------   ------------    ------------    ------------
                                                                           (SHARES IN THOUSANDS)
Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding ...................        289,591        292,239         289,464         291,840
  Plus: Incremental shares from assumed
    conversions:
    Stock options .....................................            364             --             410              --
    Restricted stock ..................................            539             --             539              --
    Employee stock purchase plan ......................            139             --             139              --
                                                          ------------   ------------    ------------    ------------
  Weighted average shares assuming dilution ...........        290,633        292,239         290,552         291,840
                                                          ============   ============    ============    ============

Basic EPS:
  Income (loss) from continuing operations ............   $       0.42   $      (0.09)   $       0.70    $      (0.25)
  Discontinued operations, net of tax .................           0.19           0.07            0.24           (1.24)
                                                          ------------   ------------    ------------    ------------
  Income (loss) before cumulative effect of
    accounting changes ................................           0.61          (0.02)           0.94           (1.49)
  Cumulative effect of accounting changes, net of
    tax ...............................................             --             --           (0.81)          (0.08)
                                                          ------------   ------------    ------------    ------------
  Net income (loss)....................................   $       0.61   $      (0.02)   $       0.13    $      (1.57)
                                                          ============   ============    ============    ============

Diluted EPS:
  Income (loss) from continuing operations ............   $       0.42   $      (0.09)   $       0.70    $      (0.25)
  Discontinued operations, net of tax .................           0.18           0.07            0.24           (1.24)
                                                          ------------   ------------    ------------    ------------
  Income (loss) before cumulative effect of
    accounting changes ................................           0.60          (0.02)           0.94           (1.49)
  Cumulative effect of accounting changes, net of
    tax ...............................................             --             --           (0.81)          (0.08)
                                                          ------------   ------------    ------------    ------------
  Net income (loss)....................................   $       0.60   $      (0.02)   $       0.13    $      (1.57)
                                                          ============   ============    ============    ============

     For the three and six months ended June 30, 2002, the computation of diluted EPS excludes purchase options for 7,966,882 shares of common stock that have an exercise price (ranging from $14.23 to $34.03 per share) greater than the per share average market price ($11.97 and $12.82) for the respective periods and would thus be anti-dilutive if exercised.

     For the three and six months ended June 30, 2003, as we incurred a loss from continuing operations, we do not assume any potentially dilutive shares in the computation of diluted EPS. The computation of diluted EPS excludes incremental shares from assumed conversions for stock options of 917,273 and 351,732 shares, restricted stock of 916,290 and 916,290 shares and employee stock purchase plan rights of 296,281 and 296,281 shares for the three and six months ended June 30, 2003, respectively. The computation of diluted EPS excludes incremental shares from assumed conversions of 1,834,189 and 917,095 shares for the three and six months ended June 30, 2003, respectively, relating to the issuance of our 5.00% convertible senior subordinated notes in June 2003. The computation of diluted EPS also excludes an adjustment to net loss and weighted average shares outstanding for the warrants issued in connection with our March 2003 refinancing (see note 10(b)) as we incurred a loss from continuing operations. The incremental shares from assumed conversions exclude purchase options for 17,697,122 and 18,299,237 shares of common stock that have an exercise price (ranging from $6.19 to $34.03 per share) greater than the average market price ($5.72 and $4.86) for the respective periods and would thus be anti-dilutive if exercised.

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

     The special purpose entities' construction agency agreements and the related guarantees were terminated and the related credit agreement was refinanced as part of the refinancing in March 2003. See note 14(b) to our Form 8-K for additional information on the special purpose entities' financing agreement, the construction agency agreements and the related guarantees. For information regarding the refinancing, see note 10.

(b)  PAYMENT TO CENTERPOINT IN 2004.

     We may be required to make a payment to CenterPoint in 2004 to the extent the affiliated retail electric provider's price to beat for providing retail electric service to residential and small commercial customers in CenterPoint's Houston service territory during 2002 and 2003 exceeds the market price of electricity. This payment is required by the Texas electric restructuring law, unless the PUCT determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within CenterPoint's Houston service territory is committed to be served by retail electric providers other than us. This amount will not exceed $150 per customer, multiplied by the number of residential or small commercial customers, as the case may be, that we serve on January 1, 2004 in CenterPoint's Houston service territory, less the number of residential or small commercial electric customers, as the case may be, we serve in other areas of Texas. Currently, we believe it is probable that we will be required to make a payment to CenterPoint related to our residential customers. We believe that the payment related to our residential customers will be in the range of $160 million to $190 million (pre-tax), with a most probable estimate of $175 million. We recognize the total obligation over the period we recognize the related revenues based upon the lesser of (a) the difference between the amount of the price to beat and the estimated market price of electricity multiplied by the estimated energy sold through January 1, 2004 and (b) the maximum cap of $150 per customer, as described above. We recognized $128 million (pre-tax) during the third and fourth quarters of 2002 and $47 million for the three months ended March 31, 2003 for a total accrual of $175 million as of June 30, 2003. Through March 31, 2003, we had accrued up to the maximum of $150 per customer. In the future, we will revise our estimates of this payment as additional information about the market share that will be served by us and other retail electric providers on January 1, 2004 becomes available and we will adjust the related accrual at that time.

     Currently, we believe that the 40% test for small commercial customers will be met and we will not make a payment related to those customers. As of July 31, 2003, we had not met the 40% test based on our records. If the 40% test is not met related to our small commercial customers and a payment is required, we estimate this payment would be approximately $30 million.

(c)  GUARANTEES.

     We have guaranteed, in the event CenterPoint becomes insolvent, certain non-qualified benefits of CenterPoint's and its subsidiaries' existing retirees at the Distribution. The maximum potential amount of future payments under this guarantee is $56 million as of June 30, 2003. There are no assets held as collateral. There is no liability recorded on our consolidated balance sheet as of June 30, 2003 for this guarantee. We believe the likelihood that we would be required to perform or otherwise incur any significant losses associated with this guarantee is remote.

     We have entered into contracts that include indemnification and guarantee provisions as a routine part of our business activities. Examples of these contracts include asset purchase and sale agreements, commodity purchase and sale agreements, operating agreements, lease agreements, procurement agreements and certain debt agreements. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract and/or against third party liabilities. In the case of commodity purchase and sale agreements, generally damages are limited through liquidated damages clauses whereby the parties agree to establish damages as the costs of covering any breached performance obligations. In the case of debt agreements, we generally indemnify against liabilities that arise from the preparation, entry into, administration or enforcement of the agreement. Under these indemnifications and guarantees, the maximum potential amount is not estimable given that the magnitude of any claims under the indemnifications would be a function of the extent of damages actually incurred, which is not practicable to estimate unless and until the event occurs. We consider the likelihood of making any material payments under these provisions to be remote.

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

     We have an agreement with CenterPoint that requires us to indemnify CenterPoint for matters relating to our business and operations prior to the Distribution, as well as for any untrue statement of a material fact, or omission of a material fact necessary to make any statement not misleading, in the registration statement or prospectus that we filed with the SEC in connection with our IPO. CenterPoint has been named as a defendant in many legal proceedings relative to such matters and has requested indemnification from us and we have agreed to such indemnification.

     Unless otherwise indicated, the ultimate outcome of the following lawsuits, proceedings and investigations cannot be predicted at this time. The ultimate disposition of some of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.

Legal Matters.

     California Class Actions. We, as well as certain of our former officers, have been named as defendants in a number of class action lawsuits in California. The plaintiffs allege that we conspired to increase the price of wholesale electricity in California in violation of California's antitrust and unfair and unlawful business practices laws. The lawsuits seek injunctive relief, treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. In general, these lawsuits can be segregated into two groups based on their pre-trial status. The first group consists of (a) three lawsuits filed in the Superior Court of the State of California, San Diego County filed on November 27, 2000, November 29, 2000 and January 16, 2001; (b) two lawsuits filed in the Superior Court of the State of California, San Francisco County on January 18, 2001 and January 24, 2001; and (c) one lawsuit filed in the Superior Court of the State of California, Los Angeles County on May 2, 2001. These six lawsuits were consolidated and removed to the United States District Court for the Southern District of California. In December 2002, the court ordered these six lawsuits be remanded to state court for further consideration. We, and our co-defendants, filed a petition with the United States Court of Appeals for the Ninth Circuit seeking a review of the order to remand. The petition is under consideration by the court. The second group consists of (a) two lawsuits filed in the Superior Court of the State of California, San Mateo County filed on April 23, 2002 and May 15, 2002; (b) two lawsuits filed in the Superior Court of the State of California, San Francisco County on May 14, 2002 and May 24, 2002; (c) two lawsuits filed in the Superior Court of the State of California, Alameda County on May 21, 2002; (d) one lawsuit filed in the Superior Court of the State of California, San Joaquin County on May 10, 2002; and (e) one lawsuit filed in the Superior Court of the State of California, Los Angeles County on October 18, 2002. These eight lawsuits were removed to the United States District Courts, six of which were removed to the United States District Court for the Northern District of California, one was removed to the United States District Court for the Eastern District of California, and one was removed to the United States District Court for the Central District of California. These eight lawsuits were later consolidated and transferred to the United States District Court for the Southern District of California. On May 20, 2003, the judge denied the plaintiff's motion to remand these cases back to state court. The defendants filed a motion to dismiss all the cases based on federal preemption and the filed rate doctrine. The motion was argued July 31, 2003 but no ruling has been made. Additionally, on July 15, 2002, the Snohomish County Public Utility District (PUD) filed a class action lawsuit against us in the United States District Court for the Central District of California, which was later transferred to the Unites States District Court for the Southern District of California. In January 2003, the court granted our motion to dismiss the Snohomish County PUD lawsuit on the grounds that the plaintiffs' claims are barred by federal preemption and the FERC filed rate doctrine. The plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit.

     On April 16, 2003, a class action lawsuit was filed against us and one of our employees in the Superior Court of the State of California, Los Angeles County. On May 9, 2003, another class action lawsuit was filed against us in the Superior Court for the State of California, San Diego County. The plaintiffs allege that we engaged in unfair, unlawful and fraudulent business practices and entered into certain contracts in furtherance of a conspiracy to increase the price of natural gas in California in violation of the Cartwright Act and California's antitrust and unfair and unlawful business practices laws. The lawsuit seeks injunctive and declaratory relief, treble the amounts of damages, restitution, disgorgement of unjust enrichment, costs of suit and attorneys' fees. We removed both cases, one of which was removed to the Federal District Court for the Southern District of California, and the other was removed to United States District Court for the Central District of California. The plaintiffs in both cases have moved to remand the cases back to state court. The plaintiffs in the San Diego case have also filed a petition with the Federal Judicial Panel on Multidistrict Litigation to transfer the case to the Federal District Court of Nevada. One of the other defendants in both cases filed a petition with the Federal Judicial Panel on Multidistrict Litigation to transfer both cases to a judge from the Federal Court for the Southern District of New York. Neither the remand nor the transfer motions have been heard.

     On May 1, 2003, a class action lawsuit was filed against us in the Superior Court of the State of California, San Diego County. The plaintiffs allege that we engaged in unfair, unlawful and fraudulent business practices and violations of the California antitrust laws by manipulating energy markets in California and the West. The action is brought on behalf of all persons and businesses residing in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana. The lawsuit seeks injunctive relief, treble the amount of damages, restitution, costs of suit and attorneys' fees. On May 27, 2003, we removed the case to the Federal Court for the Southern District of California. The plaintiffs have moved to remand the case back to state court. We have filed a petition with the Federal Judicial Panel on Multidistrict Litigation to transfer the case to the Federal District Court for the Northern District of California where related cases are already pending, and the judge is not a class member. Neither the remand motion nor the motion to transfer has been heard.

     Oregon Class Actions. On December 16, 2002, a class action lawsuit was filed against us in the Circuit Court of the State of Oregon, County of Multnomah. The plaintiffs allege that we conspired to increase the price of wholesale electricity in Oregon in violation of Oregon's consumer protection, fraud and negligence laws. The lawsuit seeks injunctive relief, treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. This lawsuit was removed to the United States District Court for the District of Oregon. On May 2, 2003, the plaintiffs filed a motion to dismiss this case without prejudice. On May 5, 2003, the presiding judge entered an order dismissing the case without prejudice.

     Washington Class Actions. On December 20, 2002, a class action lawsuit was filed against us in United States District Court for the Western District of Washington. The plaintiffs allege that we conspired to increase the price of wholesale electricity in Washington in violation of Washington's consumer protection, fraud and negligence laws. The lawsuit seeks injunctive relief, treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. On June 2, 2003, the presiding judge entered an order dismissing the case without prejudice.

     California Attorney General Actions. On March 11, 2002, the California Attorney General filed a lawsuit against us in Superior Court of the State of California, San Francisco County. The California Attorney General alleges various violations of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California Independent System Operator (Cal ISO). The lawsuit seeks injunctive relief, disgorgement of our alleged unlawful profits for sales of electricity and civil penalties. We removed this lawsuit to the United States District Court for the Northern District of California. In March 2003, the court granted our motion to dismiss this lawsuit on the grounds that the plaintiffs' claims are barred by federal preemption and the FERC filed rate doctrine. The California Attorney General has appealed to the United States Court of Appeals for the Ninth Circuit for review of the District Court's dismissal order. The appeal is pending.

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

     On April 15, 2002, the California Attorney General filed a lawsuit against us in San Francisco County Superior Court. The lawsuit is substantially similar to the complaint described above filed by the California Attorney General with the FERC. The lawsuit also alleges that we consistently charged unjust and unreasonable prices for electricity and that each unjust charge violated California law. The lawsuit seeks fines of up to $2,500 for each alleged violation and such other equitable relief as may be appropriate. We removed this lawsuit to the United States District Court for the Northern District of California. In March 2003, the court granted our motion to dismiss this lawsuit on the grounds that the plaintiffs' claims are barred by federal preemption and the FERC filed rate doctrine. The California Attorney General has appealed to the United States Court of Appeals for the Ninth Circuit for review of the District Court's dismissal order. The appeal is pending.

     On April 15, 2002, the California Attorney General and the California Department of Water Resources (CDWR) filed a lawsuit against us in the United States District Court for the Northern District of California. The plaintiffs allege that our acquisition of electric generating facilities from Southern California Edison in 1998 violated Section 7 of the Clayton Act, which prohibits mergers or acquisitions that substantially lessen competition. The lawsuit alleges that the acquisitions gave us market power, which we then exercised to overcharge California consumers for electricity. The lawsuit seeks injunctive relief against alleged unfair competition, divestiture of our California facilities, disgorgement of alleged illegal profits, damages, and civil penalties for each alleged exercise of illegal market power. In March 2003, the court dismissed the plaintiffs' claim for damages under Section 7 of the Clayton Act but declined to dismiss the plaintiffs' injunctive claim for divestiture of our California facilities. Under the current scheduling order, discovery has commenced but the case will not be tried before October 2004.

     California Lieutenant Governor Class Action. On November 20, 2002, the California Lieutenant Governor filed a taxpayer representative lawsuit against us in Superior Court of the State of California, Los Angeles County on behalf of purchasers of gas and power in California. The plaintiffs allege that we manipulated the pricing of gas and power by reporting false prices and fraudulent trades to the publishers of various price indices. The lawsuit seeks injunctive relief, disgorgement of profits and funds acquired by the alleged unlawful conduct. On July 8, 2003, the presiding judge granted the defendants' demurrer, ruling that the filed rate doctrine and preemption barred plaintiffs' power and gas claims and that civil penalties and restitution remedies were not available to the plaintiffs, but also granting leave for the plaintiffs to replead their case to attempt to state a viable cause of action. The plaintiffs have filed a motion for coordination in the Superior Court of the State of California, County of San Diego, to seek transfer for coordination with gas antitrust cases pending in that court. The motion has not yet been heard.

     Montana Attorney General Action. On June 30, 2003, the Montana Attorney General, on behalf of the people of the State of Montana, and Flathead Electric Cooperative filed a lawsuit against us and other participants in the gas and electricity wholesale markets in the First Judicial District Court of Montana, County of Lewis and Clark. In July 2003, one of the other defendants removed the case to federal court in Montana. The plaintiffs allege that, along with that of other defendants, we conspired to restrain trade, fix and manipulate the price for electricity and natural gas in violation of various provisions of Montana's Unfair Trade Practices and Consumer Protection Act, statutory fraud and common law. The lawsuit seeks injunctive relief, treble the amount of damages alleged, costs of suit and attorneys' fees.

     Sierra Pacific Resources and Nevada Power Co. On July 3, 2003, Sierra Pacific Resources and Nevada Power Company amended an existing lawsuit filed in the Federal District Court for Nevada to add us as a defendant. The plaintiffs allege that the defendants conspired to drive up the price of natural gas in violation of various state and federal laws. The lawsuit seeks compensatory and treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of natural gas, cost of suit and attorneys' fees.

     Los Angeles Department of Water and Power (LADWP). On July 9, 2003, the City of Los Angeles announced that it had filed suit against us and one of our employees in the United States District Court for the Central District of California. The lawsuit alleges that we conspired to manipulate the price for natural gas in breach of our contract to supply LADWP with natural gas and in violation of federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organization Act and the California False Claims Act. The lawsuit seeks treble damages for the alleged overcharges for gas purchased by LADWP of an estimated $218 million, interest, costs of suit and attorneys' fees.

     FERC Complaints. On June 26, 2003, the FERC denied a series of complaints filed by Nevada Power Company, which sought reformation of certain forward power contracts with several companies, including two contracts with us that have since been terminated. Also, on June 26, 2003, the FERC denied a similar complaint brought by PacifiCorp Company, which challenged two 90-day contracts with us. On July 9, 2003, PacifiCorp Company filed an appeal of the FERC's June 28, 2002 order on the question of the legal standard to be applied in reviewing the issue of whether the contracts should be reformed.

     Texas Commercial Energy. On July 7, 2003, Texas Commercial Energy filed a lawsuit against us and several other participants in the ERCOT power market in the Corpus Christi Federal District Court for the Southern District of Texas. The plaintiff, a retail electricity provider in the ERCOT market, alleges that the defendants conspired to illegally manipulate and artificially increase the price of electricity through price fixing and predatory pricing in violation of state and federal antitrust laws, fraud, negligent misrepresentation, breach of fiduciary duty, defamation and disparagement to its business reputation, breach of contract, civil conspiracy and negligence, along with other claims not alleged against us. The lawsuit seeks alleged damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees.

     Trading and Marketing Proceedings and Investigations. We are party to the following proceedings and investigations relating to our trading and marketing activities, including our round trip trades and certain structured transactions.

     In June 2002, the SEC advised us that it had issued a formal order in connection with its investigation of our financial reporting, internal controls and related matters. The investigation focused on our round trip trades and certain structured transactions. We cooperated with the SEC staff. On May 12, 2003, we consented, without admitting or denying the SEC's findings, to the entry of an administrative cease-and-desist order obligating us to avoid future violations of certain provisions of the federal securities laws. The SEC did not assess any monetary penalties or fines relating to the order. We understand that the SEC is continuing to investigate certain of our former employees.

     As part of the Commodity Futures Trading Commission's (CFTC) industry-wide investigation of round trip trading and price reporting, the CFTC has subpoenaed documents, requested information and conducted discovery relating to our natural gas and power trading activities, including round trip trades, price reporting and alleged price manipulation, occurring since January 1999. The CFTC is also looking into the facts and circumstances surrounding certain events in June 2000 that were the subject of a settlement with FERC in January 2003 described below. We are cooperating with the CFTC staff.

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

     On March 26, 2003, the FERC staff issued a report entitled "Final Report on Price Manipulation in Western Markets," which expanded and finalized the FERC staff's August 13, 2002 initial report. Certain findings, conclusions and observations in the FERC staff report, if adopted or otherwise acted on by the FERC, could have a material adverse effect on us. The report recommended the institution of various proceedings to resolve allegations of manipulation and to determine whether the FERC should require a disgorgement of revenues related to certain trading activity and bidding practices for the period May to October 2000. Finally, the report recommends that certain entities, including us, demonstrate that they no longer sell natural gas at wholesale or have instituted certain practices with regards to reporting natural gas price information, have disciplined employees that participated in manipulation or attempted manipulation of public price indices, and are cooperating fully with any government agency investigating our prior price reporting practices. On April 30, 2003, the FERC issued an order requiring these entities to demonstrate these items by June 16, 2003. We responded to this order with an explanation that we have suspended voluntary reporting of gas price information and that none of our employees intentionally provided false information designed to manipulate price indices. On July 29, 2003, the FERC issued an order stating that we have met the requirements of the April 30, 2003 order.

     Also on March 26, 2003, the FERC instituted proceedings directing our trading and marketing company, Reliant Energy Services, Inc. (RES) and BP Energy Company (BP) to show cause why each company's market-based rate authority should not be revoked. These proceedings arose in connection with certain actions taken by one of our employees and one of BP's employees relating to sales of electricity at the Palo Verde hub. If FERC were to prospectively revoke our trading company's market-based rate authority, it could have a material adverse effect on us. We have responded to the FERC and contested the FERC's proposed remedy for the alleged conduct. On July 18, 2003, the FERC issued a consent order to BP that required BP to pay $3 million and to pass its electricity sales through FERC review for the next six months, among other things. BP's settlement with the FERC may increase the pressure on the FERC to act with respect to RES' market-based rate authority. However, there can be no assurance that the FERC will handle RES' proceeding in the same manner and may conclude that, despite the BP settlement, revocation of market-based rate authority would be appropriate.

     Acting on recommendations in the March 26, 2003 staff report, the FERC on June 25, 2003 initiated an investigation of bids greater than $250/MWh during the period from May 1, 2000 through October 2, 2000 to determine if any such bids were the result of improper market conduct. On July 2, 2003, the FERC staff issued a set of data requests in connection with the investigation. We are cooperating fully with the FERC staff and responded to the data requests on July 24, 2003. Also on March 26, 2003, the FERC directed its staff to conduct an investigation into whether there was physical withholding of generation in the California market. We have responded to a data request and the investigation is ongoing. On June 25, 2003, the FERC initiated a proceeding against us and numerous other wholesale market participants to determine whether certain trading activities identified in reports entitled "Analysis of Trading and Scheduling Strategies Described in the Enron Memos" filed by the Cal ISO violated certain market protocols and are subject to disgorgement of profits earned on such activities. We will defend against all allegations of improper activities. The FERC held a Plenary Conference on July 24, 2003 to discuss procedural issues for evidentiary hearings and the possibility of settlement negotiations.

     We have received subpoenas and informal requests for information from the United States Attorney for the Southern District of New York and the Northern District of California for documents, interviews and other information pertaining to the round trip trades, and our former energy trading activities. We have produced information to both offices of the United States Attorney. We have not received any additional requests for information or interviews from the United States Attorney for the Southern District of New York since the fall of 2002. On July 24, 2003, the United States Attorney for the Northern District of California sent us subpoenas for testimony from a number of our current employees. We are cooperating with both offices of the United States Attorney.

     We have and will continue to evaluate and pursue possible ways of resolving through settlement the various California-related lawsuits, investigations and regulatory proceedings that are pending against or involve us. For example, as discussed above, we have previously settled certain issues with the SEC and the FERC. We are unable at this time to predict whether efforts to achieve additional settlements will be successful.

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

     Four class action lawsuits were filed on behalf of purchasers of the securities of CenterPoint. Along with us and several of our officers, CenterPoint and several of its officers are named as defendants. The dates of filing of the four lawsuits are as follows: one on May 16, 2002; one on May 21, 2002; one on June 13, 2002; and one on June 17, 2002. The lawsuits were filed in the United States District Court, Southern District of Texas, Houston Division and were consolidated on August 1, 2002. The consolidated lawsuit alleges that the defendants violated federal securities laws by issuing false and misleading statements to the public. The plaintiffs allege that the defendants made false and misleading statements as part of an alleged scheme to artificially inflate trading volumes and revenues by including transactions involving the purchase and sale of commodities with the same counterparty at the same price, to use the spin-off to avoid exposure to our liabilities and to cause the price of our stock and CenterPoint's stock to rise artificially, among other things. The lawsuits seek monetary damages on behalf of persons who purchased CenterPoint securities during specified class periods.

     The court consolidated all of the lawsuits pending in the United States District Court, Southern District of Texas, Houston Division and appointed the Boca Raton Police & Firefighters Retirement System and the Louisiana School Employees Retirement System to be the lead plaintiffs in these lawsuits. The lead plaintiffs seek monetary relief purportedly on behalf of purchasers of CenterPoint common stock from February 3, 2000 to May 13, 2002, purchasers of our common stock in the open market from May 1, 2001 to May 13, 2002 and purchasers of our common stock in our IPO or purchasers of common stock that are traceable to our IPO. The lead plaintiffs allege, among other things, that the defendants misrepresented our revenues and trading volumes by engaging in round trip trades and improperly accounted for certain structured transactions as cash flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in 2001. On March 28, 2003, the defendants filed a motion to dismiss certain of the claims asserted by the plaintiffs in the consolidated lawsuits. The court has not ruled on the motion.

     On February 7, 2003, a lawsuit was filed against CenterPoint and certain of our former and current employees in United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege violations of federal securities law, Illinois common law and the Illinois Consumer Fraud and Deceptive Trade Practices Act. The lawsuit makes allegations similar to those made in the above-described class action lawsuits and seeks treble the amount of damages alleged, costs of suit and attorneys' fees. On June 30, 2003, the Court granted the plaintiffs' motion to amend their complaint and denied the defendants' motion to dismiss as moot. The plaintiffs filed an amended complaint on July 9, 2003, in which they have eliminated their claim for negligent misrepresentation and have plead the allegations underlying their claims in greater detail. On July 25, 2003, the defendants filed an amended motion to dismiss.

     ERISA Action. On May 30, 2002, a class action lawsuit was filed in the United States District Court, Southern District of Texas, Houston Division against us, certain of our present and former officers and directors, CenterPoint, certain of the present and former directors and officers of CenterPoint and certain present and former members of the benefits committee of CenterPoint on behalf of participants in various employee benefits plans sponsored by CenterPoint. The lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans sponsored by CenterPoint, in violation of the Employee Retirement Income Security Act. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by CenterPoint when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The lawsuit seeks monetary damages for losses suffered by a class of plan participants whose accounts held CenterPoint securities or our securities, as well as equitable relief in the form of restitution. On May 7, 2003, our and CenterPoint's defendants, including the officers and directors, filed a motion to dismiss all of the plaintiffs' claims. The court has not ruled on the motion.

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

     On October 25, 2002, a derivative lawsuit was filed against the directors and officers of CenterPoint. The lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement by the defendants causing CenterPoint to overstate the revenues through round trip and structured transactions and breach of fiduciary duty in connection with the Distribution and our IPO. The lawsuit seeks monetary damages on behalf of CenterPoint as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. A special litigation committee appointed by the board of directors of CenterPoint is investigating similar allegations made in a June 28, 2002 demand letter from a stockholder of CenterPoint. The letter states that certain shareholders of CenterPoint are considering filing a derivative suit on behalf of CenterPoint and demands that CenterPoint take several actions in response to the alleged round trip trades and structured transactions. On June 18, 2003, CenterPoint's board of directors determined, by way of a resolution, that these proposed actions are not in the best interests of CenterPoint.

Environmental Matters.

     REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire REMA (see note 5(b) to our Form 8-K), we became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward Generating Station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of June 30, 2003, REMA had liabilities associated with six future ash disposal site closures and six current site investigations and environmental remediations. We have recorded our estimate of these environmental liabilities in the amount of $29 million as of June 30, 2003. We expect approximately $12 million will be paid over the next five years.

     Orion Power Environmental Contingencies. In connection with Orion Power's acquisition of 70 hydro plants and four gas-fired or oil-fired plants in New York, Orion Power assumed the liability for the cost of environmental remediation at several properties. Orion Power developed remediation plans for each of these properties and entered into Consent Orders with the New York State Department of Environmental Conservation at three New York City sites and a Memorandum of Understanding with Niagara Mohawk for one hydro site for releases of petroleum and other substances by the prior owners. As of June 30, 2003, the liability assumed and recorded by us for these assets was approximately $7 million, which we expect to pay out through 2006.

     In connection with the acquisition of Midwest assets by Orion Power, Orion Power became responsible for the liability associated with the closure of three ash disposal sites in Pennsylvania. As of June 30, 2003, the liability assumed and recorded by us for these disposal sites was approximately $11 million, with $1 million to be paid over the next five years.

     New Source Review Matters. The Environmental Protection Agency (EPA) has requested information from six of our coal-fired facilities, as well as two of our Orion Power facilities, related to work activities conducted at the sites that may be associated with various permitting requirements of the Clean Air Act. We have responded to the EPA's requests for information. In addition to the EPA's requests for information, the New Jersey Department of Environmental Protection (NJDEP) recently requested a copy of all correspondence relating to the EPA requests for information for one of the six stations. The EPA has responded to us that they have received the NJDEP request for information and that it will provide the information requested by the NJDEP.

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

(e)  CALIFORNIA ENERGY SALES CREDIT AND REFUND PROVISIONS.

     During portions of 2000 and 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreased net electric imports and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen at 10% below 1996 levels for two of California's public utilities, Pacific Gas and Electric (PG&E) and Southern California Edison Company (SCE), until rates were raised by the California Public Utilities Commission early in 2001. Due to the disparity between wholesale and retail rates, the credit ratings of PG&E and SCE fell below investment grade. Additionally, PG&E filed for protection under the bankruptcy laws in April 2001. As a result, PG&E and SCE were no longer considered creditworthy, and from January 17, 2001 through June 30, 2003, did not directly purchase power from third-party suppliers through the Cal ISO to serve that portion of the power demand that could not be met from their own supply sources (net short load). Pursuant to emergency legislation enacted by the California legislature, the CDWR negotiated and purchased power through short and long-term contracts and through real-time markets operated by the Cal ISO to serve the net short load requirements of PG&E and SCE. In December 2001, the CDWR began making payments to the Cal ISO for real-time transactions. In May 2002, the FERC issued an order stating that wholesale suppliers, including us, should receive interest payments on past due amounts owed by the Cal ISO and the CDWR. As a result, we recorded $5 million and $1 million and $10 million of net interest receivable during 2002 and for the three and six months ended June 30, 2003, respectively, as discussed below. The CDWR has now made payment through the Cal ISO for its real-time energy deliveries subsequent to January 17, 2001, although the Cal ISO's distribution of the CDWR's payment for the month of January 2001, and the allocation of interest to past due amounts, are the subjects of motions that we have filed with the FERC objecting to the Cal ISO's failure to allocate the January payment and interest solely to post January 17, 2001 transactions. In addition, we are a party to a lawsuit in California, filed on July 20, 2001 in the Superior Court of the State of California for Los Angeles County, to recover the market value of forward contracts seized by California Governor Gray Davis in violation of the Federal Power Act. Governor Davis' actions prevented the liquidation of the contracts by the Cal PX to satisfy the outstanding obligations of SCE and PG&E to wholesale suppliers, including us. The timing and ultimate resolution of this claim is uncertain at this time.

     California Credit Provision. We were owed total receivables, including interest, of $120 million (net of estimated refund provision of $191 million) and $205 million (net of estimated refund provision of $103 million) as of December 31, 2002 and June 30, 2003, respectively, by the Cal ISO, the Cal PX, the CDWR, and California Energy Resources Scheduler for energy sales in the California wholesale market during the fourth quarter of 2000 through June 30, 2003.

     During 2000 and 2001, we recorded net pre-tax credit provisions against receivable balances related to energy sales in California of $39 million and $29 million, respectively. As of December 31, 2001, we had a pre-tax credit provision of $68 million against receivable balances related to energy sales in the California market. During 2002, $62 million ($5 million and $38 million during the three and six months ended June 30, 2002, respectively) of a previously accrued credit provision for energy sales in California was reversed. The reversal resulted from collections of outstanding receivables during the period, a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the Cal PX and due to the write-off of receivables as a result of a May 15, 2002 FERC order and related interpretations and a March 26, 2003 FERC order on proposed findings on refund liability, discussed below. During the three and six months ended June 30, 2003, we recorded an additional credit provision of $1 million and $13 million, respectively, due to the reversal of refund provisions as discussed below. As of December 31, 2002 and June 30, 2003, we had a remaining pre-tax credit provision of $6 million and $19 million, respectively, against these receivable balances. We will continue to assess the collectability of these receivables based on further developments.

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

     The FERC issued an order in July 2001 adopting a refund methodology and initiating a hearing schedule to determine (a) revised mitigated prices for each hour from October 2, 2000 through June 20, 2001, (b) the amount owed in refunds by each electric wholesale supplier according to the methodology and (c) the amount currently owed to each electric wholesale supplier. The FERC issued an order on March 26, 2003, adopting in most respects the proposed findings of the presiding administrative law judge that had been issued in December 2002 following a hearing to apply the refund formula. The most consequential change involved the adoption of a different methodology for determining the gas price component of the refund formula. Instead of using California border daily gas indices, the FERC ordered the use of a proxy gas price based on producing area daily price indices plus the posted transportation costs. In addition, the order allows generators to file for a reduction of their refund liability if their actual gas costs exceeded the allowed gas costs under the gas price used in the FERC's refund formula. Based on the proposed findings of the administrative law judge, discussed above, adjusted for the March 2003 FERC decision to revise the methodology for determining the gas price component of the formula, we estimate our refund obligation to be between approximately $103 million and $231 million for energy sales in California. The low range of our estimate is based on a refund calculation using a methodology established by the FERC in late March 2003 and clarified in the second quarter of 2003. This methodology calculates a reduction in the total FERC refund based on the actual cost paid for gas over the proposed proxy gas price. The high range of our estimate of the refund obligation assumes that the refund obligation is not adjusted for the actual cost paid for gas over the proposed proxy gas price. Our estimate of the range will be revised further upon subsequent action by the FERC or as additional information becomes available. We cannot currently predict whether that will result in an increase or decrease in our high and low points in the range. During 2002, we recorded reserves for refunds of $176 million ($34 million during the three and six months ended June 30, 2002, respectively) related to energy sales in California. As discussed above, $15 million was recognized during 2001. During the three and six months ended June 30, 2003, we reversed $1 million and $88 million, respectively, of previously recorded refund provisions due to additional clarification received from the FERC and other information received in the second quarter of 2003. As of December 31, 2002 and June 30, 2003, our reserve for refunds related to energy sales in California is $191 million and $103 million, respectively. The California refunds will likely be offset against unpaid amounts owed to us for our prior sales in California.

     Interest Calculation. In the fourth quarter of 2002, we recorded net interest income of $5 million based on the December 2002 findings of the presiding administrative law judge. During the three and six months ended June 30, 2003, we recorded net interest income of $1 million and $10 million, respectively. The net interest income was estimated using the low end of the potential refund, the receivable balance outstanding, and the quarterly interest rates for the applicable time period designated by the FERC.

(f)  TOLLING AGREEMENT FOR LIBERTY'S ELECTRIC GENERATING STATION.

     The output of our Liberty electric generating station was contracted under a long-term tolling agreement between LEP and PG&E Energy Trading-Power, L.P.
(PGET) for an initial term through September 2016, with an option by PGET to extend the initial term for an additional two years. Under the tolling agreement, PGET had the exclusive right to receive all electric energy, capacity and ancillary services produced by the Liberty generating station, and PGET was required to pay for all fuel used by the Liberty generating station.

     The tolling agreement required PGET to maintain guarantees, issued by entities having investment grade credit ratings, for its obligations under the tolling agreement. During 2002, several rating agencies downgraded to sub-investment grade the debt of the two guarantors of PGET, PG&E National Energy Group, Inc. (NEG) and PG&E Gas Transmission Northwest Corp. (GTN). In addition, on July 8, 2003, PGET and NEG filed for reorganization under Chapter 11 of the United States Bankruptcy Code; however, GTN did not file. The bankruptcy filing constituted an event of default under the Liberty credit facility, which has not been waived by the lenders. As a result, the lenders are entitled to control the disbursement of funds by LEP and Liberty. The lenders are also entitled to accelerate the debt and/or foreclose.

     Also, on July 8, 2003, PGET filed a motion with the bankruptcy court to reject the tolling agreement, which, if approved by the court, would deem the agreement terminated as of July 8, 2003. Liberty did not oppose this motion and the bankruptcy court entered an order (the Rejection Order) granting the motion on August 7, 2003. Pursuant to the tolling agreement, on July 30, 2003, LEP provided a special invoice to PGET requesting a termination payment in the amount of $177 million, such amount representing LEP's calculation of its loss due to early termination in accordance with specific criteria. However, under the tolling agreement, PGET has the right to refer the loss calculation to arbitration, which could delay the receipt of such damages for an extended period. LEP intends to make prompt demand of the termination payment under its guarantee with GTN (the guarantee, together with NEG's guarantee, is limited in amount to $140 million) and file the necessary claims for damages with the bankruptcy court against PGET and NEG. However, there can be no assurance that GTN would promptly pay any award or how much, if anything, could be recovered from PGET or NEG. Any amounts recovered from PGET, NEG and/or GTN would be handled in accordance with the Liberty credit facility. The most likely result is that the damages would be used to prepay Liberty debt or paid into an account that is managed by the lenders under the credit facility.

     The tolling agreement provided for a fixed monthly payment to LEP. As a result of the rejection of the tolling agreement, LEP will need to find a power purchaser or tolling customer to replace PGET or sell the energy and/or capacity in the merchant energy market. Liberty is currently negotiating with its lenders an arrangement to allow LEP to sell capacity and energy in the merchant energy market. In addition, in connection with the rejection of the tolling agreement, and in accordance with the Rejection Order, LEP is working with PGET to cause the transfer of the gas transportation agreements that PGET utilizes in connection with the tolling agreement to LEP, and, following such transfer, LEP will be required to perform the obligations currently being performed by PGET under the gas transportation agreements, including the payment of a monthly transportation charge. As drafted, the gas transportation agreements contemplate their transfer from PGET to LEP upon a termination of the tolling agreement. Once the gas transportation agreements have been transferred to LEP, LEP's payment obligation thereunder will be supported by a $5 million guarantee of Orion Power Development Company, Inc.
(OPD), which is a wholly-owned subsidiary of Orion Power and the parent company of LEP and Liberty. If LEP fails to make payment under the transportation agreements, the transportation company may make a claim against OPD under this guarantee. Also, if LEP fails to maintain minimum creditworthiness as required under the gas tariff governing these transportation agreements on file with the FERC, LEP may be required to post additional collateral. However, OPD is not obligated to post any additional collateral.

     Given that the tolling agreement has now been terminated, it is unlikely, given current market conditions, that LEP will have sufficient cash flow to pay all of its expenses or enable Liberty to make interest and scheduled principal payments under the Liberty credit facility as they become due, or to post the collateral which may be required to buy fuel, or in respect of the gas transportation agreements. The termination of the tolling agreement may cause both Liberty and LEP to seek other alternatives, including reorganization under the bankruptcy laws or a negotiated foreclosure with the Liberty lenders. We, including Orion Power, would not be in default under our other current debt agreements if any of these events occur at Liberty.

     In addition, on August 19, 2002, and September 10, 2002, PGET notified LEP that it believed LEP had violated the tolling agreement by not following PGET's instructions relating to the dispatch of the Liberty generating station during specified periods. The September 10, 2002 letter also claims that LEP did not timely provide PGET with certain information to make a necessary FERC filing. While LEP did not agree with PGET's interpretation of the tolling agreement regarding the dispatch issue, LEP and PGET settled these matters on May 19, 2003, for $2 million.

     In December 2002, we evaluated the Liberty generating station and the related tolling agreement for impairment. Based on our analyses, there were no impairments. The fair value of the Liberty generating station was determined based on an income approach, using future discounted cash flows; a market approach, using acquisition multiples, including price per MW, based on publicly available data for recently completed transactions; and a replacement cost approach. If the lenders foreclose on LEP and Liberty, we believe we could incur a pre-tax loss of an amount up to our recorded net book value with the potential of an additional loss due to an impairment of goodwill allocated to LEP as a result of the foreclosure.

     As of June 30, 2003, the combined net book value of LEP and Liberty was $365 million, excluding the non-recourse debt obligations of $264 million. We will evaluate the Liberty generating station and the related tolling agreement for impairment during the third quarter of 2003.

(14) RECEIVABLES FACILITY

     In July 2002, we entered into a receivables facility arrangement with a financial institution to sell an undivided interest in our accounts receivable and accrued unbilled revenues from residential and small commercial retail electric customers under which, on an ongoing basis, the financial institution could invest a maximum of $250 million for its interest in such receivables. In November 2002, the maximum amount of the receivables facility was reduced to $200 million. In February 2003, this was further reduced to $125 million and in May 2003, it was increased to $200 million. The receivables facility may be increased on a seasonal basis, subject to the availability of receivables and approval by the participating financial institution.

     This receivables facility expires on September 30, 2003 and may be renewed at our option and the option of the financial institution participating in the facility. If the receivables facility is not renewed on its termination date, the collections from the receivables purchased will repay the financial institution's investment and no new receivables will be purchased under the receivables facility. There can be no assurance that the financial institution participating in the receivables facility will agree to a renewal.

     We received net proceeds in an initial amount of $230 million at the inception of this receivables facility. The amount of funding available to us under the receivables facility will fluctuate based on the amount of receivables available, which in turn, is affected by seasonal changes in demand for electricity and by the performance of the receivables portfolio. As of December 31, 2002 and June 30, 2003, the amount of funding outstanding under our receivables facility was $95 million and $200 million, respectively.

     Pursuant to the receivables facility, we formed a qualified special purpose entity (QSPE), as a bankruptcy remote subsidiary. The QSPE was formed for the sole purpose of buying and selling receivables generated by us. The QSPE is a separate entity and its assets will be available first and foremost to satisfy the claims of its creditors. We, irrevocably and without recourse, transfer receivables to the QSPE. We continue to service the receivables and receive a fee of 0.5% of cash collected. We received total fees of $3 million and $6 million for the three and six months ended June 30, 2003, respectively. We have no servicing assets or liabilities, because servicing fees are based on estimated actual costs associated with collection of accounts receivable. The QSPE, in turn, sells an undivided interest in these receivables to the participating financial institution. We are not ultimately liable for any failure of payment of the obligors on the receivables. We have, however, guaranteed the performance obligations of the sellers and the servicing of the receivables under the related documents.

     The two-step transaction described in the above paragraph is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and as a result the related receivables are excluded from the consolidated balance sheets. Costs associated with the sale of receivables, $4 million and $8 million for the three and six months ended June 30, 2003, respectively, primarily the discount and loss on sale, are included in other expenses in our consolidated statements of operations. As of December 31, 2002 and June 30, 2003, $277 million and $406 million, respectively, of the outstanding receivables had been sold and the sales have been reflected as a reduction of accounts receivable in our consolidated balance sheets. We have notes receivable (including unpaid interest) from the QSPE of approximately $170 million and $183 million at December 31, 2002 and June 30, 2003, respectively, which are included in our consolidated balance sheets. These notes are calculated as the amount of receivables sold to the QSPE, less the interest in the receivables sold by the QSPE to the financial institution, and the equity investment in the QSPE, which is equal to 3% of the receivables balance. The failure of the obligors to make payment on the receivables could result in our notes receivable from the QSPE not being fully realized. At December 31, 2002 and June 30, 2003, the equity investment balance was $8 million and $12 million, respectively. These notes receivable were pledged to the lenders in the March 2003 refinancing of certain of our credit facilities, see note 10.

     The book value of the accounts and notes receivable is offset by the amount of the allowance for doubtful accounts and customer security deposits. A discount rate of 5.78% was applied to projected cash collections over a 6-month period. Our collection experience indicated that 98% of the accounts receivables would be collected within a 6-month period.

(15) BANKRUPTCY OF ENRON CORP. AND ITS AFFILIATES

     During the fourth quarter of 2001, Enron Corp. filed a voluntary petition for bankruptcy. Accordingly, we recorded an $85 million provision, comprised of provisions against 100% of Enron Corp.'s and its affiliates' (Enron) receivables of $88 million and net non-trading derivative balances of $52 million, offset by our net trading and marketing liabilities to Enron of $55 million.

     The non-trading derivatives with Enron were designated as cash flow hedges (see note 8). The unrealized net gain on these derivative instruments previously reported in other comprehensive income (loss) will remain in accumulated other comprehensive loss and will be reclassified into earnings during the period in which the originally designated hedged transactions occur. During the three months ended June 30, 2002 and 2003, $14 million gain and $4 million loss, respectively, was reclassified into earnings related to these cash flow hedges. During the six months ended June 30, 2002 and 2003, $26 million gain and $6 million loss, respectively, was reclassified into earnings related to these cash flow hedges.

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

(16)  SUPPLEMENTAL GUARANTOR INFORMATION

     For the $1.1 billion senior secured notes issued in July 2003, our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, (b) limited guarantors or (c) non-guarantors.

     The primary guarantors of these senior secured notes are: Reliant Energy Aurora, LP; Reliant Energy California Holdings, LLC; Reliant Energy Electric Solutions, LLC; Reliant Energy Northeast Holdings, Inc.; Reliant Energy Power Generation, Inc.; Reliant Energy Retail Holdings, LLC; Reliant Energy Retail Services, LLC; Reliant Energy Services, Inc.; Reliant Energy Shelby County II, LP and Reliant Energy Solutions, LLC.

     Orion Power Holdings, Inc. is the only limited guarantor of these senior secured notes and its guarantee is limited to approximately $1.1 billion. Orion Power Holdings, Inc. and its subsidiaries were acquired in February 2002.

     The primary non-guarantors of these senior secured notes are: Astoria Generating Company, LP; Erie Boulevard Hydropower, L.P.; Liberty Electric PA, LLC; Liberty Electric Power, LLC; Orion Power Capital, LLC; Orion Power MidWest, LP; Orion Power MidWest LP, LLC; Orion Power New York, LP; Orion Power New York LP, LLC; Reliant Energy Capital (Europe), Inc.; Reliant Energy Channelview L.P.; Reliant Energy Europe, Inc.; Reliant Energy Trading & Marketing, B.V.; Reliant Energy Mid-Atlantic Power Holdings, LLC; Reliant Energy New Jersey Holdings, LLC; Reliant Energy Power Generation Benelux, N.V. and Reliant Energy B.V. All subsidiaries of Orion Power are non-guarantors.

     The following condensed consolidating financial information presents supplemental information for the indicated groups as of December 31, 2002 and June 30, 2003 and for the three and six months ended June 30, 2002 and 2003:

Condensed Consolidating Statements of Operations.

                                                                       THREE MONTHS ENDED JUNE 30, 2002
                                               ---------------------------------------------------------------------------------
                                                                                                  ELIMINATIONS
                                                                                                      AND
                                                RELIANT                   ORION       NON-      RECLASSIFICATIONS
                                               RESOURCES    GUARANTORS    POWER     GUARANTORS        (1)           CONSOLIDATED
                                               ---------    ----------   -------    ----------  -----------------   ------------
                                                                                (IN MILLIONS)
Revenues ...................................   $      --    $    1,755   $    --    $      440    $          (125)   $    2,070
Trading margins ............................          --           101        --            14                 --           115
                                               ---------    ----------   -------    ----------    ---------------    ----------
  Total ....................................          --         1,856        --           454               (125)        2,185
                                               ---------    ----------   -------    ----------    ---------------    ----------
Fuel and cost of gas sold ..................          --           157        --           131                (51)          237
Purchased power ............................          --         1,314        --            24                (75)        1,263
Operation and maintenance ..................          --            94        --           106                  8           208
General, administrative and development ....          (5)          141        --            32                 (7)          161
Depreciation and amortization ..............           4            28        --            60                 --            92
                                               ---------    ----------   -------    ----------    ---------------    ----------
  Total ....................................          (1)        1,734        --           353               (125)        1,961
                                               ---------    ----------   -------    ----------    ---------------    ----------
Operating income ...........................           1           122        --           101                 --           224
                                               ---------    ----------   -------    ----------    ---------------    ----------
Gains from investments, net ................          --             1        --             2                 --             3
Income of equity investments ...............          --             6        --            --                 --             6
Income of equity investments of consolidated
  subsidiaries .............................         168             7        40            --               (215)           --
Other, net .................................          --             2        --            (3)                 2             1
Interest expense ...........................         (13)            2       (10)          (36)                --           (57)
Interest income ............................          --            --         2             3                 (2)            3
Interest income (expense) - affiliated
  companies, net ...........................          24            13        --           (35)                --             2
                                               ---------    ----------   -------    ----------    ---------------    ----------
  Total other income (expense) .............         179            31        32           (69)              (215)          (42)
                                               ---------    ----------   -------    ----------    ---------------    ----------
Income from continuing operations before
  income taxes .............................         180           153        32            32               (215)          182
Income tax expense .........................           4            52         4            --                 --            60
                                               ---------    ----------   -------    ----------    ---------------    ----------
Income from continuing operations ..........         176           101        28            32               (215)          122
                                               ---------    ----------   -------    ----------    ---------------    ----------
Income from operations of discontinued
  European energy operations ...............          --            63        --            35                 --            98
Income tax expense .........................          --            24        --            20                 --            44
                                               ---------    ----------   -------    ----------    ---------------    ----------
Income from discontinued operations ........          --            39        --            15                 --            54
                                               ---------    ----------   -------    ----------    ---------------    ----------
Net income .................................   $     176    $      140   $    28    $       47    $          (215)   $      176
                                               =========    ==========   =======    ==========    ===============    ==========

                                                                         SIX MONTHS ENDED JUNE 30, 2002
                                                -----------------------------------------------------------------------------------
                                                                                                    ELIMINATIONS
                                                                                                         AND
                                                 RELIANT                   ORION         NON-      RECLASSIFICATIONS
                                                RESOURCES    GUARANTORS    POWER      GUARANTORS         (1)           CONSOLIDATED
                                                ---------    ----------    -------    ----------   -----------------   ------------
                                                                             (IN MILLIONS)
Revenues ....................................   $      --    $    3,152    $    --    $      718    $          (193)   $      3,677
Trading margins .............................          --           147         --            19                 --             166
                                                ---------    ----------    -------    ----------    ---------------    ------------
  Total .....................................          --         3,299         --           737               (193)          3,843
                                                ---------    ----------    -------    ----------    ---------------    ------------
Fuel and cost of gas sold ...................          --           252         --           214                (65)            401
Purchased power .............................          --         2,393         --            28               (128)          2,293
Operation and maintenance ...................          --           166         --           177                 13             356
General, administrative and development .....          (4)          230          1            58                (13)            272
Depreciation and amortization ...............           6            51         --            93                 --             150
                                                ---------    ----------    -------    ----------    ---------------    ------------
  Total .....................................           2         3,092          1           570               (193)          3,472
                                                ---------    ----------    -------    ----------    ---------------    ------------
Operating (loss) income .....................          (2)          207         (1)          167                 --             371
                                                ---------    ----------    -------    ----------    ---------------    ------------
Gains from investments, net .................          --             4         --             2                 --               6
Income of equity investments ................          --            10         --            --                 --              10
Income (loss) of equity investments of
  consolidated subsidiaries .................          28          (205)        52            --                125              --
Other, net ..................................          (6)            4         --            (1)                 2              (1)
Interest expense ............................         (23)           (1)       (16)          (46)                --             (86)
Interest income .............................          --            --          2             4                 (2)              4
Interest income (expense) - affiliated
  companies, net ............................          47            26         --           (69)                --               4
                                                ---------    ----------    -------    ----------    ---------------    ------------
  Total other income (expense) ..............          46          (162)        38          (110)               125             (63)
                                                ---------    ----------    -------    ----------    ---------------    ------------
Income from continuing operations before
  income taxes ..............................          44            45         37            57                125             308
Income tax expense (benefit) ................           6            90         (4)           13                 --             105
                                                ---------    ----------    -------    ----------    ---------------    ------------
Income (loss) from continuing operations ....          38           (45)        41            44                125             203
                                                ---------    ----------    -------    ----------    ---------------    ------------
Income from operations of discontinued
  European energy operations ................          --            50         --            60                 --             110
Income tax expense ..........................          --            18         --            23                 --              41
                                                ---------    ----------    -------    ----------    ---------------    ------------
Income from discontinued operations .........          --            32         --            37                 --              69
                                                ---------    ----------    -------    ----------    ---------------    ------------
Income (loss) before cumulative effect of
  accounting change .........................          38           (13)        41            81                125             272
Cumulative effect of accounting change, net
  of tax ....................................          --            --         --          (234)                --            (234)
                                                ---------    ----------    -------    ----------    ---------------    ------------
Net income (loss) ...........................   $      38    $      (13)   $    41    $     (153)   $           125    $         38
                                                =========    ==========    =======    ==========    ===============    ============

                                                                         THREE MONTHS ENDED JUNE 30, 2003
                                                -----------------------------------------------------------------------------------
                                                                                                    ELIMINATIONS
                                                                                                         AND
                                                 RELIANT                   ORION         NON-      RECLASSIFICATIONS
                                                RESOURCES    GUARANTORS    POWER      GUARANTORS         (1)           CONSOLIDATED
                                                ---------    ----------    -------    ----------   -----------------   ------------
                                                                             (IN MILLIONS)
Revenues ....................................   $      --    $    2,531    $    --    $      475    $          (184)   $      2,822
Trading margins .............................          --            19         --           (11)                --               8
                                                ---------    ----------    -------    ----------    ---------------    ------------
  Total .....................................          --         2,550         --           464               (184)          2,830
                                                ---------    ----------    -------    ----------    ---------------    ------------
Fuel and cost of gas sold ...................          --           209         --           198               (103)            304
Purchased power .............................          --         2,037         --            12                (81)          1,968
Operation and maintenance ...................          --            95         --           131                 13             239
General, administrative and development .....          (4)          106          1            58                (13)            148
Depreciation and amortization ...............           6            34         --            57                 --              97
                                                ---------    ----------    -------    ----------    ---------------    ------------
  Total .....................................           2         2,481          1           456               (184)          2,756
                                                ---------    ----------    -------    ----------    ---------------    ------------
Operating (loss) income .....................          (2)           69         (1)            8                 --              74
                                                ---------    ----------    -------    ----------    ---------------    ------------
Gains from investments, net .................          --            --         --             1                 --               1
Loss of equity investments ..................          --            (2)        --            --                 --              (2)
(Loss) income of equity investments of
  consolidated subsidiaries .................          11           (45)        18            --                 16              --
Other, net ..................................          --            (1)        --            --                 --              (1)
Interest expense ............................         (62)          (11)       (10)          (31)                --            (114)
Interest income .............................          --             4         --            --                 --               4
Interest income (expense)- affiliated
  companies, net ............................          40           (13)        --           (27)                --              --
                                                ---------    ----------    -------    ----------    ---------------    ------------
  Total other (expense) income ..............         (11)          (68)         8           (57)                16            (112)
                                                ---------    ----------    -------    ----------    ---------------    ------------
(Loss) income from continuing operations
  before income taxes .......................         (13)            1          7           (49)                16             (38)
Income tax (benefit) expense ................          (7)           21         (4)          (20)                --             (10)
                                                ---------    ----------    -------    ----------    ---------------    ------------
(Loss) income from continuing operations ....          (6)          (20)        11           (29)                16             (28)
                                                ---------    ----------    -------    ----------    ---------------    ------------
(Loss) income from operations of discontinued
  European energy operations ................          (1)           30         --            14                 --              43
Income tax (benefit) expense ................          (1)           11         --            12                 --              22
                                                ---------    ----------    -------    ----------    ---------------    ------------
Income from discontinued operations .........          --            19         --             2                 --              21
                                                ---------    ----------    -------    ----------    ---------------    ------------
(Loss) income before cumulative effect of
  accounting changes ........................          (6)           (1)        11           (27)                16              (7)
Cumulative effect of accounting changes, net
  of tax ....................................          --             1         --            --                 --               1
                                                ---------    ----------    -------    ----------    ---------------    ------------
Net (loss) income ...........................   $      (6)   $       --    $    11    $      (27)   $            16    $         (6)
                                                =========    ==========    =======    ==========    ===============    ============

                                                                        SIX MONTHS ENDED JUNE 30, 2003
                                                -----------------------------------------------------------------------------------
                                                                                                    ELIMINATIONS
                                                                                                         AND
                                                 RELIANT                   ORION         NON-      RECLASSIFICATIONS
                                                RESOURCES    GUARANTORS    POWER      GUARANTORS         (1)           CONSOLIDATED
                                                ---------    ----------    -------    ----------   -----------------   ------------
                                                                             (IN MILLIONS)
Revenues ....................................   $      --    $    4,786    $    --    $    1,036    $          (362)   $      5,460
Trading margins .............................          --           (58)        --            (7)                --             (65)
                                                ---------    ----------    -------    ----------    ---------------    ------------
  Total .....................................          --         4,728         --         1,029               (362)          5,395
                                                ---------    ----------    -------    ----------    ---------------    ------------
Fuel and cost of gas sold ...................          --           437         --           451               (208)            680
Purchased power .............................          --         3,808         --            24               (154)          3,678
Accrual for payment to CenterPoint Energy,
  Inc .......................................          --            47         --            --                 --              47
Operation and maintenance ...................          --           176         --           239                 21             436
General, administrative and development .....          (2)          184          1           113                (21)            275
Depreciation and amortization ...............          11            67         --           109                 --             187
                                                ---------    ----------    -------    ----------    ---------------    ------------
  Total .....................................           9         4,719          1           936               (362)          5,303
                                                ---------    ----------    -------    ----------    ---------------    ------------
Operating (loss) income .....................          (9)            9         (1)           93                 --              92
                                                ---------    ----------    -------    ----------    ---------------    ------------
Gains from investments, net .................          --             1         --             1                 --               2
Loss of equity investments ..................          --            (4)        --            --                 --              (4)
(Loss) income of equity investments of
  consolidated subsidiaries .................        (425)         (424)        35            --                814              --
Other, net ..................................          --            (4)        --             2                 --              (2)
Interest expense ............................        (115)          (12)       (20)          (64)                --            (211)
Interest income .............................           2            16         --             1                 --              19
Interest income (expense)- affiliated
  companies, net ............................          81           (25)        --           (56)                --              --
                                                ---------    ----------    -------    ----------    ---------------    ------------
  Total other (expense) income ..............        (457)         (452)        15          (116)               814            (196)
                                                ---------    ----------    -------    ----------    ---------------    ------------
(Loss) income from continuing operations
  before income taxes .......................        (466)         (443)        14           (23)               814            (104)
Income tax benefit ..........................          (9)           --         (8)          (13)                --             (30)
                                                ---------    ----------    -------    ----------    ---------------    ------------
(Loss) income from continuing operations ....        (457)         (443)        22           (10)               814             (74)
                                                ---------    ----------    -------    ----------    ---------------    ------------
(Loss) income from operations of discontinued
  European energy operations ................          (2)           59         --          (383)                --            (326)
Income tax (benefit) expense ................          (1)           21         --            14                 --              34
                                                ---------    ----------    -------    ----------    ---------------    ------------
(Loss) income from discontinued operations ..          (1)           38         --          (397)                --            (360)
                                                ---------    ----------    -------    ----------    ---------------    ------------
(Loss) income before cumulative effect of
  accounting changes ........................        (458)         (405)        22          (407)               814            (434)
Cumulative effect of accounting changes, net
  of tax ....................................          --           (42)        --            18                 --             (24)
                                                ---------    ----------    -------    ----------    ---------------    ------------
Net (loss) income ...........................   $    (458)   $     (447)   $    22    $     (389)   $           814    $       (458)
                                                =========    ==========    =======    ==========    ===============    ============

----------

(1) These amounts relate to either (a) eliminations recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

                                                                              DECEMBER 31, 2002
                                                -----------------------------------------------------------------------------------
                                                                                                    ELIMINATIONS
                                                                                                         AND
                                                 RELIANT                   ORION         NON-      RECLASSIFICATIONS
                                                RESOURCES    GUARANTORS    POWER      GUARANTORS         (1)           CONSOLIDATED
                                                ---------    ----------    -------    ----------   -----------------   ------------
                                                                             (IN MILLIONS)
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................   $     657    $      403    $      6   $       49    $            --    $      1,115
  Restricted cash ...........................          --            --          --          213                 --             213
  Accounts and notes receivable, principally
    customer, net ...........................         121           917          46          231                 --           1,315
  Accounts and notes receivable - affiliated
    companies ...............................         817           853          --          405             (2,075)             --
  Inventory .................................          --           134          --          146                 --             280
  Trading and marketing assets ..............          --           594          --           42                 --             636
  Non-trading derivative assets .............          --           297          --           48                 --             345
  Other current assets ......................          21           353           1          177                (38)            514
  Current assets of discontinued
    operations ..............................           2            --          --          651                 --             653
                                                ---------    ----------    --------   ----------    ---------------    ------------
      Total current assets ..................       1,618         3,551          53        1,962             (2,113)          5,071
                                                ---------    ----------    --------   ----------    ---------------    ------------
Property, plant and equipment, gross ........         142         2,340           1        5,244                 --           7,727
Accumulated depreciation ....................         (21)         (196)         --         (216)                --            (433)
                                                ---------    ----------    --------   ----------    ---------------    ------------
PROPERTY, PLANT AND EQUIPMENT, NET ..........         121         2,144           1        5,028                 --           7,294
                                                ---------    ----------    --------   ----------    ---------------    ------------
OTHER ASSETS:
  Goodwill, net (2) .........................          --           210          --          994                337           1,541
  Other intangibles, net ....................          --           116          --          621                 --             737
  Notes receivable - affiliated companies ...       2,539         2,019          --          484             (5,042)             --
  Equity investments ........................          --           103          --           --                 --             103
  Equity investments in consolidated
    subsidiaries ............................       5,715           273       3,283           --             (9,271)             --
  Trading and marketing assets ..............          --           275          --           26                 --             301
  Non-trading derivative assets .............          --            55          --           42                 --              97
  Restricted cash ...........................           7            --          --           --                 --               7
  Other long-term assets ....................          62           104          33          266                (55)            410
  Long-term assets of discontinued
    operations ..............................          --            --          --        2,076                 --           2,076
                                                ---------    ----------    --------   ----------    ---------------    ------------
      Total other assets ....................       8,323         3,155       3,316        4,509            (14,031)          5,272
                                                ---------    ----------    --------   ----------    ---------------    ------------
      TOTAL ASSETS ..........................   $  10,062    $    8,850    $  3,370   $   11,499    $       (16,144)   $     17,637
                                                =========    ==========    ========   ==========    ===============    ============


     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and
    short-term borrowings ...................   $     350    $        7    $      8   $      455    $            --    $        820
  Accounts payable, principally trade .......          72           548          --          137                 --             757
  Accounts and notes payable - affiliated
    companies ...............................          --         1,192           7          921             (2,120)             --
  Trading and marketing liabilities .........          --           470          --           35                 --             505
  Non-trading derivative liabilities ........          --           271          --           55                 --             326
  Other current liabilities .................          26           281          13          119                (38)            401
  Current liabilities of discontinued
    operations ..............................          --            --          --        1,084                 --           1,084
                                                ---------    ----------    --------   ----------    ---------------    ------------
      Total current liabilities .............         448         2,769          28        2,806             (2,158)          3,893
                                                ---------    ----------    --------   ----------    ---------------    ------------
OTHER LIABILITIES:
  Notes payable - affiliated companies ......          --         2,962          --        2,035             (4,997)             --
  Trading and marketing liabilities .........          --           208          --           24                 --             232
  Non-trading derivative liabilities ........          --            98          --           64                 --             162
  Accrual for payment to CenterPoint
    Energy, Inc. ............................          --           128          --           --                 --             128
  Other long-term liabilities ...............          45           175           4          644                (55)            813
  Long-term liabilities of discontinued
    operations ..............................          --            --          --          748                 --             748
                                                ---------    ----------    --------   ----------    ---------------    ------------
      Total other liabilities ...............          45         3,571           4        3,515             (5,052)          2,083
                                                ---------    ----------    --------   ----------    ---------------    ------------
LONG-TERM DEBT ..............................       3,916             4         466        1,622                 --           6,008
                                                ---------    ----------    --------   ----------    ---------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY ........................       5,653         2,506       2,872        3,556             (8,934)          5,653
                                                ---------    ----------    --------   ----------    ---------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY ............................   $  10,062    $    8,850    $  3,370   $   11,499    $       (16,144)   $     17,637
                                                =========    ==========    ========   ==========    ===============    ============

                                                                                JUNE 30, 2003
                                                -----------------------------------------------------------------------------------
                                                                                                    ELIMINATIONS
                                                                                                         AND
                                                 RELIANT                   ORION         NON-      RECLASSIFICATIONS
                                                RESOURCES    GUARANTORS    POWER      GUARANTORS         (1)           CONSOLIDATED
                                                ---------    ----------    -------    ----------   -----------------   ------------
                                                                             (IN MILLIONS)
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................   $      32    $       49    $      8   $       77    $            --    $        166
  Restricted cash ...........................          --            --          --          191                 --             191
  Accounts and notes receivable, principally
    customer, net ...........................           5           949          35          189                (32)          1,146
  Accounts and notes receivable - affiliated
    companies ...............................         887           823          --          281             (1,991)             --
  Inventory .................................          --           116          --          146                 --             262
  Trading and marketing assets ..............          --           292          --           50                 --             342
  Non-trading derivative assets .............          --           579          --          119                 --             698
  Other current assets ......................          11           394          10          314                (48)            681
  Current assets of discontinued operations .          --            --          --          526                 --             526
                                                ---------    ----------    --------   ----------    ---------------    ------------
      Total current assets ..................         935         3,202          53        1,893             (2,071)          4,012
                                                ---------    ----------    --------   ----------    ---------------    ------------
Property, plant and equipment, gross ........         208         3,889           1        5,291                 --           9,389
Accumulated depreciation ....................         (32)         (254)         --         (310)                --            (596)
                                                ---------    ----------    --------   ----------    ---------------    ------------
PROPERTY, PLANT AND EQUIPMENT, NET ..........         176         3,635           1        4,981                 --           8,793
                                                ---------    ----------    --------   ----------    ---------------    ------------
OTHER ASSETS:
  Goodwill, net (2) .........................          --           209          --          987                337           1,533
  Other intangibles, net ....................          --           130          --          615                 --             745
  Notes receivable - affiliated companies ...       2,179         2,021          --          526             (4,726)             --
  Equity investments ........................          --            94          --           --                 --              94
  Equity investments in consolidated
    subsidiaries ............................       6,545          (153)      3,315           --             (9,707)             --
  Trading and marketing assets ..............          --           160          --           19                 --             179
  Non-trading derivative assets .............           3           165          --           33                 --             201
  Restricted cash ...........................         224            --          --            8                 --             232
  Other long-term assets ....................         231           117          30          259                (49)            588
  Long-term assets of discontinued
    operations ..............................          --            --          --        1,806                 --           1,806
                                                ---------    ----------    --------   ----------    ---------------    ------------
      Total other assets ....................       9,182         2,743       3,345        4,253            (14,145)          5,378
                                                ---------    ----------    --------   ----------    ---------------    ------------
      TOTAL ASSETS ..........................   $  10,293    $    9,580    $  3,399   $   11,127    $       (16,216)   $     18,183
                                                =========    ==========    ========   ==========    ===============    ============


     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and
    short-term borrowings ...................   $      (3)   $        6    $      8   $      421    $            --    $        432
  Accounts payable, principally trade .......          25           629          --           52                 --             706
  Accounts and notes payable - affiliated
    companies ...............................          --         1,086           8          943             (2,037)             --
  Trading and marketing liabilities .........          --           238          --           51                 --             289
  Non-trading derivative liabilities ........          --           351          --          148                 --             499
  Other current liabilities .................          64           339          13           59                (80)            395
  Current liabilities of discontinued
    operations ..............................          --            --          --        1,035                 --           1,035
                                                ---------    ----------    --------   ----------    ---------------    ------------
      Total current liabilities .............          86         2,649          29        2,709             (2,117)          3,356
                                                ---------    ----------    --------   ----------    ---------------    ------------
OTHER LIABILITIES:
  Notes payable - affiliated companies ......          --         2,629          --        2,051             (4,680)             --
  Trading and marketing liabilities .........          --           157          --           13                 --             170
  Non-trading derivative liabilities ........          --           152          --           92                 --             244
  Accrual for payment to CenterPoint
    Energy, Inc. ............................          --           175          --           --                 --             175
  Other long-term liabilities ...............          71           214           4          739                (49)            979
  Long-term liabilities of discontinued
    operations ..............................          --            --          --          755                 --             755
                                                ---------    ----------    --------   ----------    ---------------    ------------
      Total other liabilities ...............          71         3,327           4        3,650             (4,729)          2,323
                                                ---------    ----------    --------   ----------    ---------------    ------------
LONG-TERM DEBT ..............................       4,867           300         462        1,606                 --           7,235
                                                ---------    ----------    --------   ----------    ---------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY ........................       5,269         3,304       2,904        3,162             (9,370)          5,269
                                                ---------    ----------    --------   ----------    ---------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY ............................   $  10,293    $    9,580    $  3,399   $   11,127    $       (16,216)   $     18,183
                                                =========    ==========    ========   ==========    ===============    ============

----------

(1) These amounts relate to either (a) eliminations recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2) Based on Orion Power and its subsidiaries' annual goodwill impairment test as of November 1, 2002, Orion Power's subsidiaries' goodwill was impaired by $337 million. This impairment loss was eliminated from Reliant Resources and its subsidiaries' consolidated financial statements, as goodwill was not impaired at the higher-level reporting unit.

Condensed Consolidating Statements of Cash Flows.

                                                                        SIX MONTHS ENDED JUNE 30, 2002
                                                -----------------------------------------------------------------------------------
                                                                                                    ELIMINATIONS
                                                                                                         AND
                                                 RELIANT                   ORION         NON-      RECLASSIFICATIONS
                                                RESOURCES    GUARANTORS    POWER      GUARANTORS         (1)           CONSOLIDATED
                                                ---------    ----------    -------    ----------   ----------------   ------------
                                                                             (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) continuing
    operations from operating activities .....   $      22    $      151    $   (58)   $      102    $          --    $        217
  Net cash (used in) provided by discontinued
    operations from operating activities .....        (148)           16         --            37               --             (95)
                                                 ---------    ----------    -------    ----------    -------------    ------------
  Net cash (used in) provided by operating
    activities ...............................        (126)          167        (58)          139               --             122
                                                 ---------    ----------    -------    ----------    -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................         (35)         (190)        --         (100)              --             (325)
  Business acquisitions, net of cash
    acquired .................................      (2,949)           --         76            --              (76)         (2,949)
  Investments in and distributions from
    subsidiaries, net and Reliant Resources'
    advances to and distributions from its
    wholly-owned subsidiaries, net (2) .......        (325)           10        135            39              141              --
  Other, net .................................           1            --         --            (4)              --              (3)
                                                 ---------    ----------    -------    ----------    -------------    ------------
    Net cash (used in) provided by continuing
      operations from investing activities ...      (3,308)         (180)       211           (65)              65          (3,277)
    Net cash (used in) discontinued
      operations from investing activities ...          --            --         --            (4)              --              (4)
                                                 ---------    ----------    -------    ----------    -------------    ------------
    Net cash (used in) provided by investing
      activities .............................      (3,308)         (180)       211           (69)              65          (3,281)
                                                 ---------    ----------    -------    ----------    -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ...............          --            14         --            --               --              14
  Payments of long-term debt .................          --            (2)      (189)           --               --            (191)
  Increase in short-term borrowings, net .....       3,308            --         43             6               --           3,357
  Changes in notes with affiliated companies,
    net (3) ..................................         386           (20)        --            85              (65)            386
  Other, net .................................          10            --         --            (2)              --               8
                                                 ---------    ----------    -------    ----------    -------------    ------------
    Net cash provided by (used in) continuing
      operations from financing activities ...       3,704            (8)      (146)           89              (65)          3,574
    Net cash used in discontinued operations
      from financing activities ..............          --            --         --           (67)              --             (67)
                                                 ---------    ----------    -------    ----------    -------------    ------------
    Net cash provided by (used in) financing
      activities .............................       3,704            (8)      (146)           22              (65)          3,507
                                                 ---------    ----------    -------    ----------    -------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS ...........................          --            --         --             2               --               2
                                                 ---------    ----------    -------    ----------    -------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ......         270           (21)         7            94               --             350
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD .....................................           1            68         --            29               --              98
                                                 ---------    ----------    -------    ----------    -------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...   $     271    $       47    $     7    $      123    $          --    $        448
                                                 =========    ==========    =======    ==========    =============    ============

                                                                        SIX MONTHS ENDED JUNE 30, 2003
                                                -----------------------------------------------------------------------------------
                                                                                                    ELIMINATIONS
                                                                                                         AND
                                                 RELIANT                   ORION         NON-      RECLASSIFICATIONS
                                                RESOURCES    GUARANTORS    POWER      GUARANTORS         (1)           CONSOLIDATED
                                                ---------    ----------    -------    ----------   -----------------   ------------
                                                                             (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash (used in) provided by continuing
    operations from operating activities ....   $     (38)   $      228    $   (13)   $       75    $            --    $        252
  Net cash used in discontinued operations
    from operating activities ...............          (5)           (5)        --           (31)                --             (41)
                                                ---------    ----------    -------    ----------    ---------------    ------------
  Net cash (used in) provided by operating
    activities ..............................         (43)          223        (13)           44                 --             211
                                                ---------    ----------    -------    ----------    ---------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ......................         (20)         (287)        --           (45)                --            (352)
  Reliant Resources' advances to and
    distributions from its wholly-owned
    subsidiaries, net (2) ...................         300            --         15            --               (315)             --
  Restricted cash ...........................        (217)           --         --            --                 --            (217)
  Other, net ................................          --            --         --            (3)                --              (3)
                                                ---------    ----------    -------    ----------    ---------------    ------------
    Net cash provided by (used in) continuing
      operations from investing activities ..          63          (287)        15           (48)              (315)           (572)
    Net cash used in discontinued operations
      from investing activities .............          --            --         --            (5)                --              (5)
                                                ---------    ----------    -------    ----------    ---------------    ------------
    Net cash provided by (used in) investing
      activities ............................          63          (287)        15           (53)              (315)           (577)
                                                ---------    ----------    -------    ----------    ---------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ..............         225            95         --            --                 --             320
  Payments of long-term debt ................          --            (3)        --           (33)                --             (36)
  Decrease in short-term borrowings, net ....        (733)           --         --            (7)                --            (740)
  Changes in notes with affiliated companies,
    net (3) .................................          --          (382)        --            67                315              --
  Payments of financing costs ...............        (139)           --         --            --                 --            (139)
  Other, net ................................           2            --         --            --                 --               2
                                                ---------    ----------    -------    ----------    ---------------    ------------
    Net cash (used in) provided by continuing
      operations from financing activities ..        (645)         (290)        --            27                315            (593)
    Net cash used in discontinued operations
      from financing activities .............          --            --         --            --                 --              --
                                                ---------    ----------    -------    ----------    ---------------    ------------
    Net cash (used in) provided by financing
      activities ............................        (645)         (290)        --            27                315            (593)
                                                ---------    ----------    -------    ----------    ---------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS ..........................          --            --         --            10                 --              10
                                                ---------    ----------    -------    ----------    ---------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS .....        (625)         (354)         2            28                 --            (949)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD ....................................         657           403          6            49                 --           1,115
                                                ---------    ----------    -------    ----------    ---------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..   $      32    $       49    $     8    $       77    $            --    $        166
                                                =========    ==========    =======    ==========    ===============    ============



----------

(1) These amounts relate to either (a) eliminations recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2) Investments in and distributions from subsidiaries, net and Reliant Resources' advances to and distributions from its wholly-owned subsidiaries, net are classified as investing activities for Reliant Resources and its wholly-owned subsidiaries.

(3) Changes in notes with affiliated companies, net are classified as financing activities for Reliant Resources' wholly-owned subsidiaries.

(17) REPORTABLE SEGMENTS

     We have identified the following reportable segments: retail energy, wholesale energy and other operations. For descriptions of the financial reporting segments, see note 1 to our Form 8-K. In February 2003, we signed an agreement to sell our European energy operations and have classified that as discontinued operations. See note 18 for further discussion. Our determination of reportable segments considers the strategic operating units under which we manage sales, allocate resources and assess performance of various products and services to wholesale or retail customers. Financial information for Orion Power is included in the segment disclosures only for periods beginning on the acquisition date. Beginning in the first quarter of 2002, we began to evaluate segment performance on earnings (loss) before interest expense, interest income and income taxes (EBIT). EBIT is not defined under GAAP, and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income (loss) from operations as determined under GAAP.

     Effective January 1, 2003, we began reporting our ERCOT generation facilities, which consist of ten power generation units completed or under various stages of construction at seven facilities with an aggregate net generation capacity of 805 MW located in Texas, in our retail energy segment rather than our wholesale energy segment. We include our ERCOT generation facilities in our retail energy segment for segment reporting because energy from those assets is primarily used to serve retail energy segment customers. Reportable segments from prior periods have been reclassified to conform to the 2003 presentation.

     Financial data for business segments (excluding items related to our discontinued operations, other than total assets) are as follows:

                                               RETAIL     WHOLESALE      OTHER       DISCONTINUED
                                               ENERGY      ENERGY      OPERATIONS     OPERATIONS    ELIMINATIONS    CONSOLIDATED
                                               --------   ---------    ----------    ------------   ------------    ------------
                                                                             (IN MILLIONS)
FOR THE THREE MONTHS ENDED
  JUNE 30, 2002 (EXCEPT AS DENOTED):
  Revenues from external customers .........   $  1,069   $   1,000    $        1    $         --   $         --    $      2,070
  Intersegment revenues ....................         11          34            --              --            (45)             --
  Trading margins ..........................         64          51            --              --             --             115
  Depreciation and amortization ............          8          80             4              --             --              92
  Operating income .........................        202          22            --              --             --             224
  Income of equity investments .............         --           6            --              --             --               6
  EBIT .....................................        202          31             1              --             --             234
  Expenditures for long-lived assets .......         20         111            17              --             --             148

FOR THE SIX MONTHS ENDED
  JUNE 30, 2002 (EXCEPT AS DENOTED):
  Revenues from external customers .........      1,618       2,057             2              --             --           3,677
  Intersegment revenues ....................         22          42            --              --            (64)             --
  Trading margins ..........................         69          97            --              --             --             166
  Depreciation and amortization ............         15         129             6              --             --             150
  Operating income (loss) ..................        248         131            (8)             --             --             371
  Income of equity investments .............         --          10            --              --             --              10
  EBIT .....................................        248         147            (9)             --             --             386
  Expenditures for long-lived assets .......         58       3,181            35              --             --           3,274
  Equity investments as of December 31,
    2002 ...................................         --         103            --              --             --             103
  Total assets as of December 31, 2002 .....      2,075      12,245           916           2,729           (328)         17,637

FOR THE THREE MONTHS ENDED
  JUNE 30, 2003 (EXCEPT AS DENOTED):
  Revenues from external customers .........      1,619       1,203            --              --             --           2,822
  Intersegment revenues ....................        162          75            --              --           (237)             --
  Trading margins ..........................         --           8            --              --             --               8
  Depreciation and amortization ............         12          79             6              --             --              97
  Operating income (loss) ..................        103         (21)           (8)             --             --              74
  Loss of equity investments ...............         --          (2)           --              --             --              (2)
  EBIT .....................................        101         (20)           (9)             --             --              72
  Expenditures for long-lived assets .......         11         141            11              --             --             163

FOR THE SIX MONTHS ENDED
  JUNE 30, 2003 (EXCEPT AS DENOTED):
  Revenues from external customers .........      2,868       2,591             1              --             --           5,460
  Intersegment revenues ....................        290         157            --              --           (447)             --
  Trading margins ..........................         --         (65)           --              --             --             (65)
  Depreciation and amortization ............         23         152            12              --             --             187
  Operating income (loss) ..................        129         (17)          (20)             --             --              92
  Loss of equity investments ...............         --          (4)           --              --             --              (4)
  EBIT .....................................        124         (17)          (19)             --             --              88
  Expenditures for long-lived assets .......         16         316            20              --             --             352
  Equity investments as of June 30, 2003  ..         --          94            --              --             --              94
  Total assets as of June 30, 2003 .........      2,073      13,125           900           2,332           (247)         18,183

                                                                             FOR THE THREE MONTHS ENDED JUNE 30,
                                                                             -----------------------------------
                                                                                  2002                 2003
                                                                             --------------       --------------
                                                                                        (IN MILLIONS)
RECONCILIATION OF OPERATING INCOME TO EBIT AND EBIT TO NET INCOME
  (LOSS):
  Operating income .....................................................      $         224       $          74
  Gains from investments, net ..........................................                  3                   1
  Income (loss) of equity investments ..................................                  6                  (2)
  Other income (expense), net ..........................................                  1                  (1)
                                                                              -------------       -------------

  EBIT .................................................................                234                  72
  Interest expense .....................................................                (57)               (114)
  Interest income ......................................................                  3                   4
  Interest income - affiliated companies, net ..........................                  2                  --
                                                                              -------------       -------------
  Income (loss) from continuing operations before income taxes .........                182                 (38)
  Income tax expense (benefit) .........................................                 60                 (10)
                                                                              -------------       -------------
  Income (loss) from continuing operations .............................                122                 (28)
  Income from discontinued operations, net of tax ......................                 54                  21
                                                                              -------------       -------------
  Income (loss) before cumulative effect of accounting changes .........                176                  (7)
  Cumulative effect of accounting changes, net of tax ..................                 --                   1
                                                                              -------------       -------------
      Net income (loss) ................................................      $         176       $          (6)
                                                                              =============       =============


                                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                                              ---------------------------------
                                                                                  2002                 2003
                                                                              -------------       -------------
                                                                                        (IN MILLIONS)
RECONCILIATION OF OPERATING INCOME TO EBIT AND EBIT TO NET INCOME
  (LOSS):
  Operating income .....................................................      $         371       $          92
  Gains from investments, net ..........................................                  6                   2
  Income (loss) of equity investments ..................................                 10                  (4)
  Other expense, net ...................................................                 (1)                 (2)
                                                                              -------------       -------------
  EBIT .................................................................                386                  88
  Interest expense .....................................................                (86)               (211)
  Interest income ......................................................                  4                  19
  Interest income - affiliated companies, net ..........................                  4                  --
                                                                              -------------       -------------
  Income (loss) from continuing operations before income taxes .........                308                (104)
  Income tax expense (benefit) .........................................                105                 (30)
                                                                              -------------       -------------
  Income (loss) from continuing operations .............................                203                 (74)
  Income (loss) from discontinued operations, net of tax ...............                 69                (360)
                                                                              -------------       -------------
  Income (loss) before cumulative effect of accounting changes .........                272                (434)
  Cumulative effect of accounting changes, net of tax ..................               (234)                (24)
                                                                              -------------       -------------
      Net income (loss) ................................................      $          38       $        (458)
                                                                              =============       =============

(18)  DISCONTINUED OPERATIONS - SALE OF OUR EUROPEAN ENERGY OPERATIONS

     In February 2003, we signed an agreement to sell our European energy operations to n.v. Nuon (Nuon), a Netherlands-based electricity distributor, through the sale of our shares in Reliant Energy Europe B.V. (RE BV), a holding company for these operations. The sale is subject to regulatory approval by the Dutch and German competition authorities. The German competition authority approved the sale in May 2003. Approval by the Dutch competition authority is pending and is further discussed below. Upon consummation of the sale, we expect to receive cash proceeds of approximately $1.3 billion (Euro 1.1 billion). We calculated the United States dollar amounts assuming an exchange rate of 1.1511 US dollar to the Euro, which was the exchange rate in effect on June 30, 2003, while the December 31, 2002 balances were calculated using an exchange rate of
1.0492 US dollar to the Euro. In June 2003, we hedged our anticipated net proceeds from the sale of our European energy operations by purchasing Euro 526 million of foreign currency options, which expire in August 2003.

     The purchase price payable at closing assumes that our European energy operations will have, on the closing date, net cash (as defined in the agreement to include, among other things, cash collateral) of at least $132 million (Euro 115 million). If the amount of net cash is less on the closing date, the purchase price will be reduced accordingly. Based on current estimates, we believe we will have more than Euro 115 million of net cash at closing.

However, since the amount of net cash fluctuates based on operational needs, there can be no assurance as to the amount of net cash on the closing date.

     As additional contingent consideration for the sale, we are also entitled to receive from Nuon 90% of any cash payments in excess of approximately $127 million (Euro 110 million) paid by NEA B.V (NEA) to Reliant Energy Power Generation Benelux, N.V. (REPGB), the operating subsidiary of RE BV, after February 2003. REPGB has an equity investment in NEA, the former coordinating body for the Dutch electricity sector. NEA is in the process of liquidating various stranded cost contract liabilities incurred by it during the period prior to the liberalization of the Dutch energy market. Given uncertainties associated with this liquidation, there can be no assurance as to the amount, if any, or timing of potential consideration resulting from cash payments by NEA.

     We intend to use the cash proceeds from the sale first to pay transaction costs and to prepay the Euro 600 million bank term loan borrowed by Reliant Energy Capital (Europe), Inc. (RECE) to finance a portion of the original acquisition costs of our European energy operations. The maturity date of the credit facility is December 31, 2003. If we elect to acquire the common stock of Texas Genco in 2004, we intend to use the remaining cash proceeds of approximately $0.6 billion (Euro 0.5 billion) to partially fund such acquisition, subject to the limitations in our March 2003 credit facilities. However, if we elect not to acquire Texas Genco, we must use the remaining cash proceeds to prepay debt.

     The sale remains subject to regulatory approval of the Dutch competition authority (the NMa). Based on our understanding of applicable regulatory precedents and the status of the NMa's investigation, we expect that NMa approval and closing would occur in the third or early fourth quarter of 2003. However, as in the case of any regulatory process, we can make no guarantee that we will obtain the approval of the NMa or that such approval can be obtained in a timely manner. Unless regulatory approval is received by November 28, 2003, our agreement with Nuon to sell our European energy operations terminates unless otherwise extended by mutual agreement of the parties.

     Under the Dutch Competition Act, regulatory review of an acquisition occurs in two-phases. During the first phase, the NMa investigates the effects on competition that result from the transaction. Upon the NMa's completion of the first phase investigation, the NMa can either approve the transaction or require a second phase review in which it typically investigates further specific elements or effects of the transaction. In both the first phase and a potential second phase, the parties are required to provide information and respond to questions from the NMa. The first phase lasts four weeks and the second phase can last up to 13 weeks, with time running as long as there are no information requests or responses to questions outstanding. In Dutch regulatory practice, the NMa can impose conditions to regulatory approval only in the context of the second phase review process.

     With Nuon, we initiated a first phase review of the proposed sale transaction with the NMa on April 3, 2003 with the filing of an application. To date, the parties have provided certain information to and responded to certain questions of the NMa related to the transaction, as required, that assist the NMa in completing its review. As of July 31, 2003, the NMa's investigation remains in the first phase with 11 days remaining (the regulatory time period can be suspended during periods when there are outstanding information requests). If the NMa requires a second phase review, we anticipate a request for additional information to address specific elements or effects of the transaction identified by the NMa in the first phase.

      In connection with the anticipated sale, we recognized an estimated loss on disposition of $340 million during the six months ended June 30, 2003 ($384 million loss recorded during the three months ended March 31, 2003 and $44 million gain recorded during the three months ended June 30, 2003). The gain recognized during the three months ended June 30, 2003, is primarily due to the change in the foreign currency exchange rate from March 31 to June 30, 2003. We do not currently anticipate that there will be a Dutch or United States income tax benefit realized by us as a result of this loss. This loss represents an estimate and could change based on (a) changes in the foreign currency exchange rate from June 30, 2003 to the date of sale, (b) changes in intercompany balances from June 30, 2003 to the date of sale and (c) various other factors. We will recognize contingent payments, if any, (as discussed above) in earnings upon receipt. During the first quarter of 2003, we began to report the results of our European energy operations as discontinued operations in accordance with SFAS No. 144 and accordingly, reclassified prior period amounts. For information regarding goodwill impairments of our European energy segment recognized in the first and fourth quarters of 2002 of $234 million and $482 million, respectively, see note 7.

     Assets and liabilities related to discontinued operations were as follows:

                                                                                DECEMBER 31, 2002    JUNE 30, 2003
                                                                                -----------------    -------------
                                                                                          (IN MILLIONS)
CURRENT ASSETS:
  Cash and cash equivalents ..................................................      $        112      $        122
  Accounts and notes receivable and accrued unbilled revenues, principally
    customer, net ............................................................               377               220
  Other current assets .......................................................               164               184
                                                                                    ------------      ------------
    Total current assets .....................................................               653               526
                                                                                    ------------      ------------
PROPERTY, PLANT AND EQUIPMENT, NET ...........................................             1,647             1,343
OTHER ASSETS:
  Stranded costs indemnification receivable ..................................               203               217
  Investment in NEA ..........................................................               210               232
  Other ......................................................................                16                14
                                                                                    ------------      ------------
    Total long-term assets ...................................................             2,076             1,806
                                                                                    ------------      ------------
    Total Assets .............................................................      $      2,729      $      2,332
                                                                                    ============      ============

CURRENT LIABILITIES:
  Current portion of long-term debt and short-term borrowings ................      $        631      $        729
  Accounts payable, principally trade ........................................               306               158
  Other current liabilities ..................................................               147               148
                                                                                    ------------      ------------
    Total current liabilities ................................................             1,084             1,035
                                                                                    ------------      ------------
OTHER LIABILITIES:
  Trading and marketing and non-trading derivative liabilities, including
    stranded costs liability .................................................               363               393
  Other liabilities ..........................................................               348               360
                                                                                    ------------      ------------
    Total other liabilities ..................................................               711               753
                                                                                    ------------      ------------
LONG-TERM DEBT ...............................................................                37                 2
                                                                                    ------------      ------------
    Total long-term liabilities ..............................................               748               755
                                                                                    ------------      ------------
    Total Liabilities ........................................................      $      1,832      $      1,790
                                                                                    ============      ============
Accumulated other comprehensive income .......................................      $         39      $         --
                                                                                    ============      ============


     Revenues and pre-tax income (loss) related to discontinued operations were as follows:

                                                              THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                           --------------------------------      -------------------------------
                                                               2002               2003               2002                2003
                                                           -------------      -------------      -------------      -------------
                                                                                       (IN MILLIONS)
Revenues ............................................      $         160      $         172      $         309      $         367
Income (loss) before income tax expense/benefit .....                 98                 42                110               (327)

     In February 2000, one of our subsidiaries, RECE, established a Euro 600 million term loan facility. At December 31, 2002 and June 30, 2003, $630 million and $691 million, respectively, under this facility was outstanding and is included in liabilities of discontinued operations in our consolidated balance sheets. This facility is secured by a pledge of the shares of REPGB's indirect holding company. Borrowings under this facility are non-recourse to Reliant Resources.

     In March 2003, we reached an agreement with our lenders to extend the maturity date of the Euro 600 million bank term loan facility of RECE. Based on the terms of the extension, we will repay this term loan on the first to occur of (a) completion of the above mentioned sale of our European energy operations to Nuon and (b) December 31, 2003. In the event the sale of our European energy operations were to be terminated, we would be required to reach an agreement with our lenders on continuing the facilities on or prior to the earlier of 60 days after such termination or the maturity date mentioned above.

     In order to extend the Euro 600 million facility in March 2003, we provided the following additional security to the lenders:

     o    a guarantee of the facility from Reliant Energy Europe, Inc.;

     o security over certain intercompany payables from our European energy operations (a portion of which will be repaid at consummation of the sale) and the bank accounts into which Nuon will deposit the cash proceeds of the sale; and

     o a pledge of 65% of the shares in RE BV, which pledge will be released upon the consummation of the sale.

     In addition, we agreed to increase the interest rate under this credit facility to EURIBOR plus a margin of 4.0% per year, 2.0% of which is payable monthly and 2.0% of which will be paid in the event that the sale of our European energy operations to Nuon does not occur. This extension requires RECE to maintain an interest coverage ratio of not less than 4.50 to 1.00 and provides that capital expenditures may not exceed Euro 41 million (approximately $48 million) during the year ending December 31, 2003.

     REPGB has credit facilities that consist of (a) a Euro 150 million (approximately $173 million) (reduced from Euro 184 million in June 2003) revolving credit facility and (b) a letter of credit facility for $400 million (reduced from $420 million in June 2003). Under the two facilities, there is no recourse to Reliant Resources.

     The revolving credit facility matures on December 31, 2003. It contains an option that allows REPGB to utilize up to Euro 100 million (approximately $115 million) for letters of credit. At December 31, 2002 and June 30, 2003, there were no borrowings outstanding under the revolving credit facility. At December 31, 2002 and June 30, 2003 there were Euro 17 million ($18 million) and Euro 27 million ($31 million), respectively, of letters of credit outstanding under the revolving credit facility. The $400 million letter of credit facility matures on January 5, 2004. At December 31, 2002 and June 30, 2003, letters of credit of $355 million and $363 million, respectively, were outstanding under the facility. In the event the sale of our European energy operations were to be terminated, we would be required to reach an agreement with our lenders on continuing the facilities on or prior to the earlier of 60 days after such termination or the respective maturity dates mentioned.

     Additional outstanding long-term indebtedness, including any current portions, of REPGB of $38 million at December 31, 2002 and $40 million at June 30, 2003, consisted primarily of medium term notes and loans maturing through 2006. This debt is unsecured and non-recourse to Reliant Resources.

     With the closing of the sale to Nuon, the REPGB credit facilities and long-term indebtedness will remain the obligations of REPGB.

(19) SALE OF DESERT BASIN PLANT OPERATIONS

     On July 9, 2003, we entered into a definitive agreement to sell our 588-megawatt Desert Basin plant, located in Casa Grande, Arizona, to Salt River Project Agricultural Improvement and Power District (SRP) of Phoenix for $289 million. Desert Basin, a combined-cycle facility that we developed, started commercial operation in 2001 and is currently providing all of its power to SRP under a 10-year power purchase agreement, which will be terminated in connection with the sale. The Desert Basin plant is the only operation of Reliant Energy Desert Basin, LLC, an indirect wholly-owned subsidiary of Reliant Resources. The transaction is subject to regulatory approvals, including the FERC, and certain third-party consents and approvals. The transaction is expected to close by the end of 2003. We intend to use the net proceeds of approximately $287 million to prepay indebtedness of our senior secured debt or, subject to the limitations in our March 2003 credit facilities, for the possible acquisition of the common stock of Texas Genco.

     We will recognize a loss on the disposition of our Desert Basin plant operations in the third quarter of 2003 and in connection with the classification of Desert Basin as "held for sale," we will report the assets and liabilities to be sold as discontinued operations effective July 2003. We preliminarily estimate the loss on disposition to be approximately $75 million ($68 million after-tax), consisting of a loss of $18 million ($11 million after-tax) on the tangible assets and liabilities associated with our actual investment in the Desert Basin plant operations and a loss of $57 million (pre-tax and after-tax due to the non-deductibility of goodwill for income tax purposes) relating to the allocated goodwill of our wholesale energy reporting unit. Determination of the actual amount of goodwill to be allocated to this business requires developing an updated estimate of the fair value of our wholesale energy reporting unit, which is expected to be completed by the end of the third quarter of 2003. When this information is available, the amount of goodwill to be allocated can be finalized and will likely vary from the preliminary estimate noted above. For example, if the estimated fair value of our wholesale energy segment increases or decreases by 10% from our most recent estimate as used in our November 1, 2002 impairment analyses, then the loss on the sale of the Desert Basin plant operations related to the goodwill allocated to it, will decrease or increase, respectively, by approximately $5 million and $6 million, respectively. See note 7 for further discussion of the potential goodwill impairment of our wholesale energy reporting unit.


                                      * * *

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   RESTATEMENT

     Subsequent to the issuance of our financial statements for the first three quarters of 2002, we determined that we had incorrectly calculated the amount of hedge ineffectiveness for 2001 and the first three quarters of 2002 for hedging instruments entered into prior to the adoption of SFAS No. 133. These hedging instruments included long-term forward contracts for the sale of power in the California market through December 2006. The amount of hedge ineffectiveness for these forward contracts was calculated using the trade date. However, the proper date for the hedge ineffectiveness calculation is hedge inception, which for these contracts was deemed to be January 1, 2001, concurrent with the adoption of SFAS No. 133. This restatement in accounting for hedge ineffectiveness resulted in a reduction of revenues of $4.2 million and $5.3 million ($2.7 million and $3.4 million after-tax, respectively) for the three and six months ended June 30, 2002, respectively. A summary of the principal effects of the restatement for the three and six months ended June 30, 2002 is set forth in note 1 to our interim financial statements. The following discussion and analysis has been modified for the restatement.

                                    OVERVIEW

     We provide electricity and energy services with a focus on the competitive retail and wholesale segments of the electric power industry in the United States. With respect to the retail segment of the industry, we provide customized electricity and related energy services to large commercial, industrial and institutional customers in Texas and, to a lesser extent, in New Jersey. We also provide standardized electricity and related services to residential and small commercial customers in Texas. Within the wholesale segment of the industry, we own and/or operate a substantial number of electric power generating units dispersed broadly across the United States. These units are not subject to traditional cost-based regulation; therefore, we can generally sell electricity at prices determined by the market, subject to regulatory limitations. We market electric energy, capacity and ancillary services and procure and, in some instances, resell natural gas, coal, fuel oil, natural gas transportation capacity and other energy-related commodities to optimize our physical assets and provide risk management services for our asset portfolio.

     In March 2003, we decided to exit our proprietary trading activities and liquidate, to the extent practicable, our proprietary positions. Although we have exited our proprietary trading activities, we have legacy positions, which will be closed as economically feasible or in accordance with their terms. We will continue to engage in marketing and hedging activities related to our electric generating facilities, pipeline transportation capacity positions, pipeline storage positions and fuel positions of our wholesale energy segment and energy supply costs related to our retail energy segment.

     In this section, we discuss our results of operations on a consolidated basis and on a segment basis for each of our financial reporting segments. We also discuss our financial condition. Our segments include retail energy, wholesale energy and other operations. For segment reporting information, see note 17 to our interim financial statements.

     In February 2002, we acquired all of the outstanding shares of common stock of Orion Power for an aggregate purchase price of $2.9 billion and we assumed $2.4 billion in debt obligations. For additional information regarding our acquisition of Orion Power, see note 6 to our interim financial statements.

     During 2002 and the six months ended June 30, 2003, the following factors, among others, continued to negatively impact our business:

     o    weaker pricing for electric energy, capacity and ancillary services;

     o narrowing of the spark spread (difference between power prices and natural gas fuel costs) in most regions of the United States in which we operate generation facilities;

     o    market contraction;

     o    reduced liquidity in the United States power markets; and

     o    downgrades in our credit ratings to below investment grade in 2002.

     In response to continued depressed prices for electric energy, capacity and ancillary services across much of the United States and our current judgments regarding the state of the wholesale electricity markets, we are in the process of evaluating our short-term and long-term strategies and activities. We are presently evaluating, and may soon implement, (a) further reductions in commercial, operational and support groups to reduce costs (as discussed below),
(b) further changes in our market strategies, (c) mothballing or retiring certain power generation facilities, (d) deferring and/or materially reducing maintenance expenditures at power generation facilities and (e) divesting of certain assets. Also, we are evaluating the method of projecting future cash flows from our wholesale energy segment operations. In connection with this effort, our future cash flow projections and plans may be significantly revised.

     Historically, we anticipated that long run market prices would eventually return to levels sufficient to support an adequate rate of return on the construction of new power generation, which we believed would be required to meet increased demand for power. This view is currently being challenged in certain markets as market rules unfold that provide more favorable returns to new capacity entering the market than is provided to existing capacity.

     We are in the process of testing our wholesale energy segment's goodwill for impairment effective July 2003. See note 7 to our interim financial statements for a discussion of this goodwill impairment analysis. The assessment of goodwill requires developing an updated estimate of the fair value of our wholesale energy reporting unit, which is expected to be completed by the end of the third quarter of 2003. If the assumptions and estimates underlying our July 2003 goodwill impairment evaluation for our wholesale energy reporting unit differ adversely from the assumptions previously used due to changes in our wholesale energy market outlook, strategies and activities, it is possible that goodwill might be impaired and any such impairment would be reflected in the third quarter of 2003. In addition, if our wholesale energy market outlook and views change further in future periods and the current weak environment is prolonged or if current conditions decline further, we could have impairments of our property, plant and equipment in future periods which, in turn, could have a material adverse effect on our results of operations.

     In addition, our operations are impacted by changes in commodities other than electric energy, in particular by changes in natural gas prices. During the first quarter of 2003, there was significant volatility in the natural gas market. As a result and prior to exiting proprietary trading activities, we realized a trading loss related to certain of our natural gas trading positions of approximately $80 million pre-tax during the three months ended March 31, 2003. Our wholesale energy segment's results from its coal-fired generation capacity are impacted by natural gas prices as electric energy prices are affected by changes in natural gas prices and coal prices are substantially uncorrelated to gas prices. In addition, we can optimize the fuel costs of our dual fuel generating assets by running the most cost-efficient fuel. Our retail energy segment can also be impacted by changes in natural gas prices. The PUCT's regulations allow an affiliated retail electric provider to adjust the wholesale energy component or "fuel factor," included in its price to beat based on a percentage change in the forward price of natural gas and purchased energy. An affiliated retail electric provider may request that its price to beat fuel factor be adjusted twice a year. We cannot estimate with any certainty the magnitude and timing of future adjustments required, if any, or the impact of such adjustments on our headroom (difference between the price to beat and the sum of (a) the charges, fees and transmission and distribution utility rates approved by the PUCT and (b) the price paid for electricity to serve price to beat customers). In July 2003, our second and final request for 2003 was approved by the PUCT to increase the price to beat fuel factor based on a 23.1% increase in the price of natural gas. For additional information regarding adjustments to our price to beat fuel factor, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - EBIT by Business Segment." To the extent there are future changes in natural gas prices, our results of operations, financial condition and cash flows will be affected.

     In June 2003, we launched a review of our internal cost structure with a focus primarily on our non-plant related expenses. In the course of the review, we identified approximately $140 million of annualized savings opportunities, the majority of which we expect to implement by the end of 2003. Due to the expected timing of realizing these savings, and the expected recognition in 2003 of approximately $15 million of employee severance costs and other implementation costs associated with our cost-reduction efforts, we do not expect the impact of these savings opportunities to be realized until 2004. In addition to the review of our internal cost structure, we have also launched a review of our wholesale business strategy, portfolio and operations and maintenances practices and hope to identify additional cost savings, both expense and capital, through this effort.

     The capital constraints currently impacting our industry may require additional future indebtedness to include terms and/or pricing that is more restrictive or burdensome than those of our current indebtedness and refinancings in March 2003. This may negatively impact our ability to operate our business and could adversely affect our results of operations, financial condition and cash flows. As a result of the June and July 2003 issuances of convertible senior subordinated notes and senior secured notes (see note 10 to our interim financial statements), our interest expense will increase substantially. In addition, as a result of the July 2003 issuance of senior secured notes, we will expense approximately $31 million of deferred financing costs incurred in connection with the March 2003 refinancing associated with the indebtedness prepaid with the net proceeds from the issuance of senior secured notes. For a discussion of the impact of our refinancing in March 2003 and the June and July 2003 issuances, see the "Financial Condition" section.

     In February 2003, we signed an agreement to sell our European energy operations to Nuon, a Netherlands-based electricity distributor. We recognized an estimated loss on disposition of $340 million during the six months ended June 30, 2003 ($384 million loss recorded during the three months ended March 31, 2003 and $44 million gain recorded during the three months ended June 30,
2003) in connection with the anticipated sale. We do not anticipate that there will be a Dutch or United States income tax benefit realized by us as a result of this loss. We will recognize contingent payments, if any, in earnings upon receipt. During the first quarter of 2003, we began to report the results of our European energy operations as discontinued operations in accordance with SFAS No. 144 and accordingly, reclassified prior period amounts. For further discussion of the sale, see note 18 to our interim financial statements.

     On July 9, 2003, we entered into a definitive agreement to sell our 588-megawatt Desert Basin plant, located in Casa Grande, Arizona, to SRP of Phoenix for $289 million. The transaction is subject to regulatory approvals, including the FERC, and certain third-party consents and approvals. The transaction is expected to close by the end of 2003. We will recognize a loss on the disposition of our Desert Basin plant operations in the third quarter of 2003 and in connection with the classification of Desert Basin as "held for sale," we will report the assets and liabilities to be sold as discontinued operations effective July 2003. For further information regarding the sale of our Desert Plant operations and the impact on our results of operations, see note 19 to our interim financial statements.

                       CONSOLIDATED RESULTS OF OPERATIONS

     The following tables provide summary data regarding our consolidated results of operations for the three and six months ended June 30, 2002 and 2003:

                                                             THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------------       ---------------------------------
                                                             2002                2003                2002                 2003
                                                         -------------       -------------       -------------       -------------
                                                                                      (IN MILLIONS)
Total revenues (1) ...................................   $       2,185       $       2,830       $       3,843       $       5,395
Operating expenses ...................................           1,961               2,756               3,472               5,303
                                                         -------------       -------------       -------------       -------------
Operating income .....................................             224                  74                 371                  92
Other expense, net ...................................             (42)               (112)                (63)               (196)
Income tax expense (benefit) .........................              60                 (10)                105                 (30)
                                                         -------------       -------------       -------------       -------------
Income (loss) from continuing operations .............             122                 (28)                203                 (74)
Income (loss) from discontinued operations, net of
  tax ................................................              54                  21                  69                (360)
Cumulative effect of accounting changes, net of tax ..              --                   1                (234)                (24)
                                                         -------------       -------------       -------------       -------------
Net income (loss) ....................................   $         176       $          (6)      $          38       $        (458)
                                                         =============       =============       =============       =============

----------

(1)  Total revenues reflect trading activities on a net basis.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2003.

     Net Income (Loss). We reported $176 million consolidated net income, or $0.60 earnings per diluted share, for the three months ended June 30, 2002 compared to $(6) million consolidated net loss, or $(0.02) loss per share, for the three months ended June 30, 2003. The $182 million decrease from net income to net loss was primarily due to:

     o    a $101 million decrease in EBIT from our retail energy segment;

     o    a $57 million increase in interest expense to third parties;

     o    a $51 million decrease in EBIT from our wholesale energy segment; and

     o a $33 million decrease in income from discontinued operations, which includes an estimated gain on disposition of $44 million recognized during the three months ended June 30, 2003 due to the anticipated sale of our European energy operations (see note 18 to our interim financial statements).

     EBIT. For an explanation of changes in EBIT, see "- EBIT by Business Segment."

     Interest Expense. We incurred $57 million of interest expense to third parties during the three months ended June 30, 2002 compared to $114 million in the same period of 2003. The $57 million increase in interest expense in 2003 as compared to 2002 resulted primarily from (a) an increase in interest expense to third parties, net of interest expense capitalized on projects, primarily as a result of higher levels of borrowings and higher interest rates, (b) an increase in amortization of deferred financing costs due to the March 2003 refinancing and (c) a $9 million loss related to the change in fair value of interest rate caps (see note 10(b) to our interim financial statements). Included in this increase is $15 million of financing costs amortized during the three months ended June 30, 2003.

     Income Tax Expense. During the three months ended June 30, 2002 and 2003, our effective tax rate was 32.8% and 27.1%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $4 million for the three months ended June 30, 2002. These items primarily related to the utilization of Canadian net operating loss carryovers. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $3 million for the three months ended June 30, 2003. These items primarily related to tax reserves and valuation allowances related to Canadian operating losses partially offset by state income tax benefits.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2003

     Net Income (Loss). We reported $38 million consolidated net income, or $0.13 earnings per diluted share, for the six months ended June 30, 2002 compared to $(458) million consolidated net loss, or $(1.57) loss per share, for the six months ended June 30, 2003. The $496 million decrease from net income to net loss was primarily due to:

     o a $429 million decrease in income from discontinued operations, which includes an estimated loss on disposition of $340 million recognized during the six months ended June 30, 2003 due to the anticipated sale of our European energy operations (see note 18 to our interim financial statements);

     o    a $164 million decrease in EBIT from our wholesale energy segment;

     o    a $125 million increase in interest expense to third parties; and

     o    a $124 million decrease in EBIT from our retail energy segment.

These changes were partially offset by:

     o a $234 million cumulative effect of an accounting change related to the adoption of SFAS No. 142 on January 1, 2002 for our European energy operations (see note 7 to our interim financial statements); and

     o    a $15 million increase in interest income from third parties.

     EBIT. For an explanation of changes in EBIT, see "- EBIT by Business Segment."

     Interest Expense. We incurred $86 million of interest expense to third parties during the six months ended June 30, 2002 compared to $211 million in the same period of 2003. The $125 million increase in interest expense in 2003 as compared to 2002 resulted primarily from the same factors impacting interest expense during the three months ended June 30, 2002 and 2003, as discussed above. Included in this increase is $26 million of financing costs expensed and amortized during the six months ended June 30, 2003.

     Interest Income. We recognized interest income from third parties of $4 million for the six months ended June 30, 2002 as compared to $19 million for the same period in 2003. The increase is primarily due to interest income of $10 million recognized on receivables related to energy sales in California (see note 13(e) to our interim financial statements) and excess cash invested on a short-term basis.

     Income Tax Expense. During the six months ended June 30, 2002 and 2003, our effective tax rate was 34.1% and 28.7%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $3 million for the six months ended June 30, 2002. These items primarily related to the utilization of Canadian net operating loss carryovers partially offset by state income taxes. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $7 million for the six months ended June 30, 2003. These items primarily related to increases in tax reserves, revisions in the estimated tax rates, valuation allowances related to Canadian operating losses and revisions of estimates for taxes accrued in prior periods, partially offset by state income tax benefits.

                            EBIT BY BUSINESS SEGMENT

     The following tables present operating income (loss) and EBIT for each of our business segments, which are reconciled on a consolidated basis to our net income (loss), for the three and six months ended June 30, 2002 and 2003. EBIT is the primary measurement used by our management to evaluate segment performance. EBIT is not defined under GAAP, should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Items excluded from EBIT are significant components in understanding and assessing our financial performance. Additionally, our computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion. For a reconciliation of our operating income (loss) to EBIT and EBIT to net income (loss), see note 17 to our interim financial statements. For a reconciliation of our operating income (loss) to EBIT by segment, see the related discussion by segment below.

    We historically operated in four business segments: wholesale energy, retail energy, European energy and other operations. In accordance with SFAS No. 144, our European energy operations are reported as discontinued operations as a result of the expected sale announced in February 2003. In addition, effective January 1, 2003, we began reporting our ERCOT generation facilities, which consist of ten power generation units completed or under various stages of construction at seven facilities with an aggregate net generation capacity of 805 MW located in Texas, in our retail energy segment rather than our wholesale energy segment. We include our ERCOT generation facilities in our retail energy segment for segment reporting because energy from those assets is primarily used to serve retail energy segment customers. Reportable segments from prior periods have been reclassified to conform to the 2003 presentation.

    The following tables set forth our operating income (loss) and EBIT by segment for the three and six months ended June 30, 2002 and 2003 reconciled to our consolidated net income (loss):

                                                                   THREE MONTHS ENDED JUNE 30, 2002
                                          -------------------------------------------------------------------------------------
                                             RETAIL          WHOLESALE           OTHER
                                             ENERGY            ENERGY          OPERATIONS       ELIMINATIONS       CONSOLIDATED
                                          -------------     -------------     -------------     -------------     -------------
                                                                              (IN MILLIONS)
Total revenues .......................    $       1,144     $       1,085     $           1     $         (45)    $       2,185
Total operating expenses .............             (942)           (1,063)               (1)               45            (1,961)
                                          -------------     -------------     -------------     -------------     -------------
  Operating income ...................              202                22                --                --               224
Gains from investments ...............               --                 2                 1                --                 3
Income of equity investments .........               --                 6                --                --                 6
Other, net ...........................               --                 1                --                --                 1
                                          -------------     -------------     -------------     -------------     -------------
  Earnings before interest and
    income taxes .....................              202                31                 1                --               234
Interest expense, net ................                                                                                      (52)
Income tax expense ...................                                                                                       60
                                                                                                                  -------------
Income from continuing operations ....                                                                                      122
Income from discontinued
  operations, net of tax .............                                                                                       54
                                                                                                                  -------------
Net income ...........................                                                                            $         176
                                                                                                                  =============

                                                            THREE MONTHS ENDED JUNE 30, 2003
                                       ----------------------------------------------------------------------------
                                          RETAIL        WHOLESALE         OTHER
                                          ENERGY          ENERGY        OPERATIONS     ELIMINATIONS    CONSOLIDATED
                                       ------------    ------------    ------------    ------------    ------------
                                                                      (IN MILLIONS)
Total revenues .....................   $      1,781    $      1,286    $         --    $       (237)   $      2,830
Total operating expenses ...........         (1,678)         (1,307)             (8)            237          (2,756)
                                       ------------    ------------    ------------    ------------    ------------
  Operating income (loss) ..........            103             (21)             (8)             --              74
Gains from investments .............             --               1              --              --               1
Loss of equity investments .........             --              (2)             --              --              (2)
Other, net .........................             (2)              2              (1)             --              (1)
                                       ------------    ------------    ------------    ------------    ------------
  Earnings (loss) before interest
    and income taxes ...............            101             (20)             (9)             --              72
Interest expense, net ..............                                                                           (110)
Income tax benefit .................                                                                            (10)
                                                                                                       ------------
Loss from continuing operations ....                                                                            (28)
Income from discontinued
  operations, net of tax ...........                                                                             21
                                                                                                       ------------
Loss before cumulative effect of ...                                                                             (7)
  accounting changes
Cumulative effect of accounting
  changes, net of tax ..............                                                                              1
                                                                                                       ------------
Net loss ...........................                                                                   $         (6)
                                                                                                       ============

                                                             SIX MONTHS ENDED JUNE 30, 2002
                                        ----------------------------------------------------------------------------
                                           RETAIL        WHOLESALE         OTHER
                                           ENERGY          ENERGY        OPERATIONS     ELIMINATIONS    CONSOLIDATED
                                        ------------    ------------    ------------    ------------    ------------
                                                                       (IN MILLIONS)
Total revenues ......................   $      1,709    $      2,196    $          2    $        (64)   $      3,843
Total operating expenses ............         (1,461)         (2,065)            (10)             64          (3,472)
                                        ------------    ------------    ------------    ------------    ------------
  Operating income (loss) ...........            248             131              (8)             --             371
Gains from investments ..............             --               2               4              --               6
Income of equity investments ........             --              10              --              --              10
Other, net ..........................             --               4              (5)             --              (1)
                                        ------------    ------------    ------------    ------------    ------------
  Earnings (loss) before interest
    and income taxes ................            248             147              (9)             --             386
Interest expense, net ...............                                                                            (78)
Income tax expense ..................                                                                            105
                                                                                                        ------------
Income from continuing operations ...                                                                            203
Income from discontinued
  operations, net of tax ............                                                                             69
                                                                                                        ------------
Income before cumulative effect of ..                                                                            272
  accounting changes
Cumulative effect of accounting
  change, net of tax ................                                                                           (234)
                                                                                                        ------------
Net income ..........................                                                                   $         38
                                                                                                        ============

                                                               SIX MONTHS ENDED JUNE 30, 2003
                                        ----------------------------------------------------------------------------
                                           RETAIL         WHOLESALE        OTHER
                                           ENERGY          ENERGY        OPERATIONS     ELIMINATIONS    CONSOLIDATED
                                        ------------    ------------    ------------    ------------    ------------
                                                                       (IN MILLIONS)
Total revenues ......................   $      3,158    $      2,683    $          1    $       (447)   $      5,395
Total operating expenses ............         (3,029)         (2,700)            (21)            447          (5,303)
                                        ------------    ------------    ------------    ------------    ------------
  Operating income (loss) ...........            129             (17)            (20)             --              92
Gains from investments ..............             --               1               1              --               2
Loss of equity investments ..........             --              (4)             --              --              (4)
Other, net ..........................             (5)              3              --              --              (2)
                                        ------------    ------------    ------------    ------------    ------------
  Earnings (loss) before interest
    and income taxes ................            124             (17)            (19)             --              88
Interest expense, net ...............                                                                           (192)
Income tax benefit ..................                                                                            (30)
                                                                                                        ------------
Loss from continuing operations .....                                                                            (74)
Loss from discontinued operations,
  net of tax ........................                                                                           (360)
                                                                                                        ------------
Loss before cumulative effect of
  accounting changes ................                                                                           (434)
Cumulative effect of accounting
  changes, net of tax ...............                                                                            (24)
                                                                                                        ------------
Net loss ............................                                                                   $       (458)
                                                                                                        ============

RETAIL ENERGY

     Our retail energy segment provides electricity products and services to end-use customers, ranging from residential and small commercial customers to large commercial, industrial and institutional customers. Our retail energy segment acquires and manages the electric energy, capacity and ancillary services associated with supplying these retail customers. For further information regarding our contract to purchase supply from Texas Genco, see note 4 to our interim financial statements. We began serving approximately 1.7 million electric customers in the Houston metropolitan area when the Texas market opened to full competition in January 2002. We also began serving customers in other areas of Texas, which were obtained through our marketing efforts. We are taking steps to provide electricity and related products and services to large commercial, industrial and institutional customers in certain other states. In New Jersey, we are registered as an "electric power supplier" and in Pennsylvania, we are registered as an "electric generation supplier." We have contracts to deliver electricity in New Jersey, effective August 1, 2003. At the end of June 2003, our customer count, as measured by number of metered locations, had increased approximately four percent as compared to June 2002; however, our retail energy segment lost market share in the Houston market but added customers in other areas of Texas.

     We record gross revenue for energy sales and services to residential, small commercial and non-contracted large commercial, industrial and institutional retail electric customers primarily under the accrual method and these revenues generally are recognized upon delivery. Our contracted electricity sales to large commercial, industrial and institutional customers for contracts entered into after October 25, 2002 are typically accounted for under the accrual method and these revenues generally are recognized upon delivery. Prior to 2003, our retail energy segment's contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 were accounted for under the mark-to-market method of accounting. Under the mark-to-market method of accounting, these contractual commitments were recorded at fair value in revenues on a net basis upon contract execution. The net changes in their fair values were recognized in the consolidated statements of operations as revenues on a net basis in the period of change through 2002. Effective January 1, 2003, we no longer mark to market in earnings a substantial portion of these electricity sales contracts and the related energy supply contracts in connection with the implementation of EITF No. 02-03. The related revenues and purchased power are recorded on a gross basis in our results of operations (see note 2 to our interim financial statements).

     Due to the implementation of EITF No. 02-03, the results of operations related to our contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 are not comparable between 2002 and 2003. During the three and six months ended June 30, 2002, our retail energy segment realized $12 million and $14 million, respectively, of previously unrealized net losses related to its contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts. During the three and six months ended June 30, 2003, volumes were delivered under contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts in which $14 million and $31 million, respectively, was previously recognized in unrealized earnings in prior periods. As of June 30, 2003, our retail energy segment has unrealized gains that have been previously recorded in our results of operations of $62 million that will be realized when the electricity is delivered to our customers ($35 million in the remainder of 2003 and $27 million in 2004 and beyond). These unrealized gains of $62 million are recorded in non-trading derivative assets/liabilities in our consolidated balance sheet as of June 30, 2003.

     Electricity sales and services related to retail customers not billed are recognized based upon estimated electricity delivered. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. At June 30, 2003, the amount of unbilled revenue was $363 million. Included in that amount is approximately $14 million related to delayed billings, which are invoices that have not been rendered to customers because of problems obtaining all the necessary information required to calculate the bill. Problems or delays in the flow of information between the ERCOT Independent System Operator (ISO), the transmission and distribution utility and the retail electric providers and operational problems with our new systems and processes could impact our ability to accurately estimate the amount not billed at June 30, 2003. For further information regarding recognition of unbilled revenues, see "Management Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" and note 2(d) to our Form 8-K.

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

     We record our transmission and distribution charges using the same method discussed above for our electricity sales and services to retail customers. At June 30, 2003, the estimated transmission and distribution charges not billed by the transmission and distribution utilities to us, which we accrued during the period, totaled $11 million. Delays or inaccurate billings from the transmission and distribution utilities could impact our ability to accurately reflect our transmission and distribution costs.

     The ERCOT ISO is responsible for maintaining reliable operations of the electric power supply system in the ERCOT Region. The ERCOT ISO is also responsible for handling scheduling and settlement for all electricity volumes and related fees in the Texas deregulated electricity market. As part of settlement, the ERCOT ISO communicates the actual volumes compared to the scheduled volumes. The ERCOT ISO calculates an additional charge or credit by calculating the difference between the actual and scheduled volumes multiplied by the market-clearing price for balancing energy service. The ERCOT ISO also charges customer-serving market participants fees such as administrative fees, reliability must run contract fees, out of merit energy fees and out of merit capacity fees. Most of these fees are incurred when the ERCOT ISO procures these services to maintain the reliability of the electrical system and are not controllable by us. The ERCOT ISO allocates these and other fees to market participants based on each market participant's share of the total load. Preliminary settlement information is due from the ERCOT ISO within two months after electricity is delivered. Final settlement information is due from the ERCOT ISO within twelve months after electricity is delivered. As a result, we record our estimated supply costs and related fees using estimated supply volumes and adjust those costs upon receipt of settlement and consumption information. Delays in the ERCOT ISO settlement process could impact our ability to accurately reflect our energy supply costs and related fees.

     The ERCOT ISO volume settlement process was delayed due to operational problems between the ERCOT ISO, the transmission and distribution utilities and the retail electric providers. During the third quarter of 2002, the ERCOT ISO issued final settlements for the pilot time period of July 31, 2001 to December 31, 2001. The final settlements for periods after January 1, 2002, were suspended to begin a market synchronization of all customers between the market participants. The market synchronization will validate which retail electric provider served each customer, for each day, beginning as of January 1, 2002, which was the date the market opened to retail competition. In May 2003, the ERCOT ISO resumed the final settlement process beginning with January 1, 2002. The ERCOT ISO has been submitting final volume settlements to us, primarily for the January through May 2002 time period. These volume settlements indicate that our customers utilized greater volumes than our records indicate. We have disputed these volume differences and the ERCOT ISO has denied these disputes. We have taken steps to initiate the alternate dispute resolution process included in the ERCOT ISO's protocols to resolve these differences.

     The ERCOT ISO fees related to resolving local congestion have increased substantially during the past six months. Efforts are ongoing to establish the causes of the fee increases and to correct the market design or systems, if necessary. In addition, we may be billed a disproportionate share of these total fees if the ERCOT ISO's records indicate that our volumes delivered were greater than the volumes our records indicate.

     We believe that the estimates and assumptions utilized for the above items to recognize revenues and supply costs, as applicable, are reasonable and represent our best estimates. However, actual results could differ from those estimates. During 2003, we revised our estimates and assumptions, as additional information was received, related to 2002 and accordingly, recognized $9 million of income in our operating results during the six months ended June 30, 2003 related to 2002. During the three months ended June 30, 2003, we recognized $37 million of losses in our operating results related to prior periods due to revised estimates and assumptions based on new information received from the ERCOT ISO. These amounts are based on the latest information we have to date and as additional information becomes available, we will continue to recognize income and/or losses in future periods related to our historical results of operations.

     We expect to continue to lose residential and small commercial market share in the Houston market during 2003, as competition increases. We expect to continue to gain residential and small commercial market share in other areas of the state. During the six months ended June 30, 2003, our gains in other areas of the state more than offset our losses in the Houston area. Our continuing efforts to seek such gains are likely to require us to increase our spending for marketing and advertising. We expect to continue to increase our market share of large commercial, industrial and institutional customers in the ERCOT Region. We also expect to continue to see a reduction in margin attributable to certain large commercial, industrial and institutional customers who have not signed contracts, as these customers sign contracts with us or other competitors at more favorable rates. When the market opened to competition, large commercial, industrial and institutional customers who did not sign contracts were assigned to be served by the affiliated residential electric provider at a designated rate. This designated rate may be higher than the rate available in the competitive market.

     During 2002, we filed two requests with the PUCT to increase the price to beat fuel factor for residential and small commercial customers based on increases in the price of natural gas and purchased energy, as allowed by law. The August 2002 increase was based on an increase in the natural gas price from $3.11 per MMbtu to $3.73 per MMbtu. The December 2002 increase was based on a natural gas price of $4.02 per MMbtu.

     We have likewise filed two price to beat fuel factor increase requests in 2003. In March 2003, the PUCT approved our request to increase the price to beat fuel factor for residential and small commercial customers based on a 23.4% increase in the price of natural gas from our previous increase in December 2002. The approved increase was based on natural gas prices of $4.956 per MMbtu.

     Our second and final fuel factor request for 2003 was filed in June 2003 and was based upon a 23.1% increase in the price of natural gas from our previous increase in March 2003. Our requested increase was based on natural gas prices of $6.100/MMbtu. The request was approved by the PUCT on July 25, 2003 and represents an increase of 9.2% in the total bill of a residential customer using, on average, 12,000 KWh per year. For further information about the price to beat fuel factor, see our Form 8-K.

     On June 26, 2003, CenterPoint requested immediate elimination of the transmission and distribution utility's excess mitigation credits (EMC). EMC are credits against the transmission and distribution utility's nonbypassable charges to retail electric providers providing service in CenterPoint's territory. On August 6, 2003, the staff of the PUCT filed a recommendation that the PUCT dismiss CenterPoint's petition because it does not comport with the procedure set out in the statute for addressing the issues raised. It is not known at this time what the ultimate outcome from this proceeding will be and whether the PUCT will grant, deny or take other action with respect to CenterPoint's petition. If CenterPoint's request is granted and there is no corresponding increase in the price to beat rate, there could be a material adverse impact on our financial condition, results of operations and cash flows.

     The following table provides summary data, including EBIT, of our retail energy segment for the three and six months ended June 30, 2002 and 2003:

                                                                            RETAIL ENERGY SEGMENT
                                                          ----------------------------------------------------------
                                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------    ---------------------------
                                                              2002           2003            2002            2003
                                                          ------------   ------------    ------------   ------------
                                                                                 (IN MILLIONS)
Retail electricity sales and services revenues ........   $        584   $      1,352    $        932   $      2,316
Supply management revenues ............................            496            429             708            842
Contracted commercial, industrial and
  institutional margins (trading margins) .............             64             --              69             --
                                                          ------------   ------------    ------------   ------------
  Total revenues ......................................          1,144          1,781           1,709          3,158
Operating expenses:
  Fuel ................................................             15             75              22            159
  Purchased power .....................................            799          1,440           1,217          2,534
  Accrual for payment to CenterPoint ..................             --             --              --             47
  Operation and maintenance ...........................             69             74             114            134
  Selling, general and administrative .................             51             77              93            132
  Depreciation and amortization .......................              8             12              15             23
                                                          ------------   ------------    ------------   ------------
    Total operating expenses ..........................            942          1,678           1,461          3,029
                                                          ------------   ------------    ------------   ------------
Operating income ......................................            202            103             248            129
                                                          ------------   ------------    ------------   ------------
Other, net ............................................             --             (2)             --             (5)
                                                          ------------   ------------    ------------   ------------
  Earnings before interest and income taxes ...........   $        202   $        101    $        248   $        124
                                                          ============   ============    ============   ============

Margins:
  Electricity sales and services margins (1) ..........   $        266   $        266    $        401   $        465
  Contracted commercial, industrial and
    institutional margins (trading margins) ...........             64             --              69             --
                                                          ------------   ------------    ------------   ------------
    Total .............................................   $        330   $        266    $        470   $        465
                                                          ============   ============    ============   ============
Operations Data:
   Energy sales (GWh (gigawatt hour)):
    Residential .......................................          5,321          6,428           8,545         10,360
    Small commercial ..................................          2,110          3,196           5,580          5,842
    Large commercial, industrial and institutional ....          6,883          7,014          12,639         12,975
    ERCOT generation facilities .......................            426          1,411             759          2,768
                                                          ------------   ------------    ------------   ------------
      Total ...........................................         14,740         18,049          27,523         31,945
                                                          ============   ============    ============   ============

  Customers as of June 30, 2002 and 2003
    (in thousands, metered locations):
    Residential .......................................                                         1,440          1,505
    Small commercial ..................................                                           213            206
    Large commercial, industrial and institutional ....                                            18             29
                                                                                         ------------   ------------
      Total ...........................................                                         1,671          1,740
                                                                                         ============   ============

----------

(1)   Revenues less fuel and purchased power.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2003.

     EBIT. Our retail energy segment's EBIT decreased $101 million during the three months ended June 30, 2003 compared to the same period in 2002. The decrease is primarily due to the following:

     o $64 million in decreased margins (revenues less fuel and purchased power), as described below; and

     o a $31 million increase in operation and maintenance and selling, general and administrative expenses, as discussed below.

     Total Revenues. Total revenues increased $637 million during the three months ended June 30, 2003 compared to the same period in 2002 primarily due to the following:

     o $332 million of revenues from an increase in the price-to-beat revenue rate for residential and small commercial customers, as well as from an increase in large commercial, industrial and institutional customers' rates that are indexed to the price of natural gas and revised estimates for electric sales;

     o $301 million of revenues for contracted commercial, industrial and institutional customers due to a change in the method of accounting, as discussed above. These revenues and the related purchased power were recorded net in trading margins during 2002, and are now reported on a gross basis in 2003; and

     o $71 million of increased revenues from our ERCOT generation facilities, as units began commercial operations in June 2002.

The increase was partially offset by a decrease of $67 million of supply management revenues related to the risk management, hedging and optimizing of our electric energy supply.

     Fuel and Purchased Power. Fuel and purchased power expenses increased $701 million during the three months ended June 30, 2003 compared to the same period in 2002 primarily due to the following:

     o $343 million of increased purchased power, primarily driven by gas price increases, revised estimates for purchased power and $27 million of increased load related fees from the ERCOT ISO;

     o $301 million of increased purchased power related to the change in method of recording revenues and purchased power, as discussed above; and

     o $57 million of increased fuel costs from our ERCOT generation facilities, as units began commercial operations in June 2002.

     Margins. Our retail energy segment's margins decreased $64 million during the three months ended June 30, 2003 compared to the same period in 2002 primarily due to the following:

     o $37 million of losses resulting from revised estimates for electric sales and supply costs related to prior periods, as discussed above;

     o $27 million of increased load related fees from the ERCOT ISO (as discussed above); and

     o $14 million of increased supply costs, primarily driven by gas price increases and lower supply management revenues, partially offset with increased revenue rates.

The decrease was offset by $14 million of increased margins from our ERCOT generation facilities.

     Operation and Maintenance and Selling, General and Administrative. Operation and maintenance expenses and general and administrative expenses increased $31 million during the three months ended June 30, 2003 compared to the same period in 2002 primarily due to the following:

     o    $12 million of increased corporate overhead charges;

     o $8 million in employee related costs, customer related costs, and other administrative costs, primarily due to increasing costs to reach the normal operational level to serve customers in the Texas retail market;

     o $6 million in marketing costs primarily due to additional marketing in areas outside of the Houston market; and

     o $5 million in increased operating costs related to the startup of the ERCOT generation facilities.

     Depreciation and Amortization. Depreciation and amortization expense increased $4 million during the three months ended June 30, 2003 compared to the same period in 2002 primarily due to depreciation related to the information systems developed and placed in service to meet the needs of our retail businesses and depreciation of our ERCOT generation facilities.

     Other Loss, net. Other losses increased $2 million during the three months ended June 30, 2003 compared to the same period in 2002 due to recording losses on sale of receivables. For additional information on our receivables facility, see note 14 to our interim financial statements.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2003.

     EBIT. Our retail energy segment's EBIT decreased $124 million during the six months ended June 30, 2003 compared to the same period in 2002. The decrease is primarily due to the following:

     o $59 million of increases in operation and maintenance and selling, general and administrative expenses, as discussed below;

     o    a $47 million accrual for payment to CenterPoint, as discussed below;
          and

     o    a $5 million decrease in margins, as described below.

     Total Revenues. Total revenues increased $1.4 billion during the six months ended June 30, 2003 compared to the same period in 2002 primarily due to the following:

     o $730 million of revenues for contracted commercial, industrial and institutional customers due to a change in the method of accounting, as discussed above;

     o $425 million of revenues from an increase in the price-to-beat revenue rate for residential and small commercial customers, as well as from an increase in large commercial, industrial and institutional customers' rates that are indexed to the price of natural gas and revised estimates for electric sales;

     o $160 million of increased revenues from our ERCOT generation facilities, as units began commercial operations in June 2002; and

     o $134 million increase in supply management revenues related to the risk management, hedging and optimizing of our electric energy supply.

     Fuel and Purchased Power. Fuel and purchased power expenses increased $1.5 billion during the six months ended June 30, 2003 compared to the same period in 2002 primarily due to the following:

     o $730 million of increased purchased power related to the change in method of recording revenues and purchased power, as discussed above;

     o $589 million of increased purchased power, primarily driven by gas price increases, revised estimates for purchased power and $38 million of increased load related fees from the ERCOT ISO; and

     o $135 million of increased fuel costs for our ERCOT generation facilities, which units began commercial operations in June 2002.

     Margins. Our retail energy segment's margins decreased $5 million during the six months ended June 30, 2003 compared to the same period in 2002 primarily due to increased load related fees from the ERCOT ISO of $38 million (as discussed above).

The decrease was partially offset by:

     o    $25 million of increased margins from our ERCOT generation facilities;

     o $4 million due to increased revenue rates, partially offset with increased supply costs, primarily driven by gas price increases and lower supply management revenues; and

     o $4 million of income from revised estimates for electric sales and supply costs related to prior periods, as discussed above.

     Due to the implementation of EITF No. 02-03, the results of operations related to our contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 are not comparable between 2002 and 2003. Prior to 2003, our retail energy segment's contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 were accounted for under the mark-to-market method of accounting. Effective January 1, 2003, we no longer mark to market in earnings a substantial portion of these contracts and the related energy supply contracts in connection with the implementation of EITF No. 02-03. For the impact on margins, see discussion regarding EITF No. 02-03 above.

     Accrual for Payment to CenterPoint. To the extent that our price to beat for electric service to residential and small commercial customers in CenterPoint's Houston service territory during 2002 and 2003 exceeds the market price of electricity, we may be required to make a payment to CenterPoint in 2004. As of June 30, 2003, our estimate for the payment related to residential customers is between $160 million and $190 million, with a most probable estimate of $175 million. We accrued $128 million during the last half of 2002 and $47 million during the three months ended March 31, 2003, for a total accrual of $175 million. In the future, we will revise our estimates of this payment as additional information about the market price of electricity and the market share that will be served by us and other retail electric providers on January 1, 2004 becomes available and we will adjust the related accrual at that time. For additional information regarding this payment, see note 13(b) to our interim financial statements.

     Operation and Maintenance and Selling, General and Administrative. Operation and maintenance expenses and general and administrative expenses increased $59 million during the six months ended June 30, 2003 compared to the same period in 2002 primarily due to the following:

     o $25 million in employee related costs, customer related costs, and other administrative costs, primarily due to increasing costs to reach the normal operational level to serve customers in the Texas retail market;

     o    $22 million of increased corporate overhead charges;

     o $11 million in marketing costs primarily due to additional marketing in areas outside of the Houston market; and

     o $6 million in increased operating costs related to the startup of the ERCOT generation facilities.

These increases were partially offset by a $5 million decrease in gross receipts tax related to an adjustment in the accrual rate.

     Depreciation and Amortization. Depreciation and amortization expense increased $8 million during the six months ended June 30, 2003 compared to the same period in 2002 primarily due to depreciation related to the information systems developed and placed in service to meet the needs of our retail businesses and depreciation of our ERCOT generation facilities.

     Other Loss, net. Other losses increased $5 million during the six months ended June 30, 2003 compared to the same period in 2002 due to recording losses on sale of receivables. For additional information on our receivables facility, see note 14 to our interim financial statements.

WHOLESALE ENERGY

     Our wholesale energy segment includes our non-ERCOT portfolio of electric power generation facilities and related fuel delivery and storage asset positions. We own and/or operate a substantial number of electric power generating units dispersed broadly across the United States. These units are not subject to traditional cost-based regulation; therefore, we can generally sell electricity at prices determined by the market, subject to regulatory limitations. We market electric energy, capacity and ancillary services and procure and, in some instances, resell natural gas, coal, fuel oil, natural gas transportation capacity and other energy-related commodities to optimize our physical assets and provide risk management services for our asset portfolio. We are also completing the construction of gas and waste-coal fired generating facilities, the last of which is due to be completed in 2004.

     As of June 30, 2003, we owned or leased electric power generation facilities with an aggregate net operating generating capacity of 19,083 MW in the United States. We acquired our first power generation facility in April

1998, and have increased our aggregate net generating capacity since that time principally through acquisitions, as well as contractual agreements and the development of new generating projects. As of June 30, 2003, we had 2,461 MW (2,658 MW, net of 197 MW to be retired upon completion of one facility) of additional net generating capacity under construction. Two of these facilities (for a total of 1,595 MW) were completed in July 2003 and are now available for commercial operation. We expect the remaining facilities to achieve commercial operation in the fourth quarter of 2003 to 2004. Effective January 1, 2003, upon adoption of FIN No. 46, we consolidated special purpose entities which are constructing 1,920 MW of net generating capacity (2,117 MW, net of 197 MW to be retired upon completion of one facility) which are included in the above amounts, see note 13(a) to our interim financial statements. As discussed above, we are presently evaluating mothballing or retiring certain power generation facilities.

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

     Given the downturn in the industry and downgrades of our credit ratings, in the first half of 2002 we reviewed our trading, marketing, power origination and risk management services strategies and activities. By the third quarter of 2002, we began decreasing the level of these commercial activities in order to significantly reduce collateral usage. In response to declining prices for electric energy, capacity and ancillary services across much of the United States, we also significantly reduced development activities beginning in the second quarter of 2002. Development is now limited only to the completion of projects already under construction. The restructuring of all of our associated commercial, development and support groups resulted in $17 million of severance costs in 2002 (recorded during the three months ended September 30, 2002).

     As a result of these restructurings, direct general and administrative costs, which exclude allocations of corporate overhead, are expected to be lower in 2003 compared to 2002.

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

     In March 2003, we decided to exit our proprietary trading activities and liquidate, to the extent practicable, our proprietary positions. Although we have exited our proprietary trading activities, we have legacy positions, which will be closed as economically feasible or in accordance with their terms. We will continue to engage in marketing and hedging activities related to our electric generating facilities, pipeline transportation capacity positions, pipeline storage positions and fuel positions.

     On July 9, 2003, we entered into a definitive agreement to sell our Desert Basin plant operations. Additionally, it is possible that we may sell other assets, although to date, we have not reached an agreement to dispose of any other generating assets of our wholesale energy segment nor have we included or assumed any proceeds from prospective asset sales other than our Desert Basin plant operations, in our current liquidity plan. Specific plans to dispose of assets could result in impairment losses in property, plant and equipment and goodwill. See note 19 to our interim financial statements for a discussion on the sale of the Desert Basin plant operations.

     We are currently in default under our Liberty credit facility and the counter-party to our tolling agreement (which has been rejected) at our Liberty generating station has filed for reorganization under Chapter 11 of the United States Bankruptcy code. We could incur a pre-tax loss of an amount up to our recorded net book value with the potential of an additional loss due to an impairment of goodwill to be allocated. We will evaluate the Liberty generating station and the related tolling agreement for impairment during the third quarter of 2003. For information regarding issues and contingencies related to our Liberty generating station and the related tolling agreement, see note 13(f) to our interim financial statements.

     See note 7 to our interim financial statements for a discussion of our goodwill impairment analysis to be performed effective July 2003 related to our wholesale energy segment.

     The following table provides summary data, including EBIT, of our wholesale energy segment for the three and six months ended June 30, 2002 and 2003:

                                                                       WHOLESALE ENERGY SEGMENT
                                                       ---------------------------    ---------------------------
                                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------    ---------------------------
                                                          2002            2003           2002(1)        2003(1)
                                                       ------------   ------------    ------------   ------------
                                                                              (IN MILLIONS)
Revenues ...........................................   $      1,034   $      1,278    $      2,099   $      2,748
Trading margins ....................................             51              8              97            (65)
                                                       ------------   ------------    ------------   ------------
  Total revenues ...................................          1,085          1,286           2,196          2,683
Operating expenses:
  Fuel and cost of gas sold ........................            254            304             418            680
  Purchased power ..................................            475            690           1,098          1,432
  Operation and maintenance ........................            141            165             242            301
  General, administrative and development ..........            113             69             178            135
  Depreciation and amortization ....................             80             79             129            152
                                                       ------------   ------------    ------------   ------------
      Total operating expenses .....................          1,063          1,307           2,065          2,700
                                                       ------------   ------------    ------------   ------------
Operating income (loss) ............................             22            (21)            131            (17)
                                                       ------------   ------------    ------------   ------------
Other income (expense):
  Income (loss) of equity investments ..............              6             (2)             10             (4)
  Other, net .......................................              3              3               6              4
                                                       ------------   ------------    ------------   ------------
      Earnings (loss) before interest and income
        taxes ......................................   $         31   $        (20)   $        147   $        (17)
                                                       ============   ============    ============   ============

Margins:
  Power generation (2) .............................   $        305   $        284    $        583   $        636
  Trading ..........................................             51              8              97            (65)
                                                       ------------   ------------    ------------   ------------
    Total ..........................................   $        356   $        292    $        680   $        571
                                                       ============   ============    ============   ============
Operations Data (3):
  Wholesale power generation sales volumes (in
    thousand MWh) ..................................         23,259         24,583          44,762         51,680
  Trading power sales volumes (in thousand MWh) ....         51,081         16,600         121,022         40,454
  Trading natural gas sales volumes (Bcf) ..........          1,077            215           2,028            575

----------

(1) The results of operations for 2002 include the results of Orion Power from the date of acquisition (February 19, 2002), while the results for 2003 include the full period for Orion Power.

(2)  Revenues less fuel and cost of gas sold and purchased power.

(3) Includes physically delivered volumes, physical transactions that are settled prior to delivery and hedge activity related to our power generation portfolio.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2003.

     EBIT. The wholesale energy segment's EBIT decreased by $51 million during the three months ended June 30, 2003 compared to the same period in 2002. The decline in EBIT is primarily due to the following:

     o    decreases in margins from certain of our power generation operations;

     o    decreases in trading margins;

     o    increases in operation and maintenance expenses; and

     o    decreases in income/loss of equity investments.

The decline in EBIT was partially offset by:

     o $34 million in reserves recorded during the three months ended June 30, 2002 for estimated refund provisions for California energy sales, as discussed below; and

     o    decreases in general, administrative and development expenses.

     Revenues. Our wholesale energy segment's revenues, excluding trading margins, increased by $244 million during the three months ended June 30, 2003 compared to the same period in 2002. The major components of this increase are:

     o a $123 million increase in revenues in the Mid-Atlantic region due to increased hedging activity and a full quarter of operations of the Liberty generating station in 2003 as a result of it achieving commercial operation in May 2002;

     o a $91 million increase in revenues in the Mid-Continent region primarily as a result of increased hedging activity;

     o a $51 million increase in the West region as a result of increased hedging activity and increased power prices due to higher gas prices in the region; and

     o a $34 million refund provision for California energy sales recorded during the three months ended June 30, 2002.

These increases in revenues were partially offset by the following:

     o a $28 million decrease in revenues in the New York region due to reduced hedging activity and reduced generation as a result of milder temperatures during the three months ended June 30, 2003 compared to the same period in 2002; and

     o a $22 million decrease in revenues in the Mid-Atlantic region due to the expiration in May 2002 of a large capacity contract.

     Fuel and Cost of Gas Sold and Purchased Power. Our wholesale energy segment's fuel and cost of gas sold and purchased power increased by $265 million during the three months ended June 30, 2003 compared to the same period in 2002. The major components of this increase are:

     o a $140 million increase in fuel and cost of gas sold and purchased power of the Mid-Atlantic region due to increased hedging activity;

     o a $95 million increase in fuel and cost of gas sold and purchased power in the Mid-Continent region primarily as a result of increased hedging activity; and

     o a $49 million increase in fuel and cost of gas sold and purchased power in the West region as a result of increased hedging activity and higher gas prices partially offset by reduced generation.

     Trading Margins. Trading margins decreased $43 million during the three months ended June 30, 2003 compared to the same period in 2002 primarily due to the discontinuance of proprietary trading in March 2003 and the impact of credit reserve adjustments during the three months ended June 30, 2002.

     Power Generation Margins. Our wholesale energy segment's power generation margins decreased $21 million during the three months ended June 30, 2003 compared to the same period in 2002. Power generation margins were negatively impacted due to:

o a $39 million decrease in power generation margins in the Mid-Atlantic region due to (a) lower capacity revenues as a result of the expiration of a large capacity contract in May 2002, (b) a decrease in volumes generated resulting from milder temperatures during the three months ended June 30, 2003 compared to the same period in 2002 and (c) decreased margins associated with hedge ineffectiveness; and

o a $26 million net decrease in margins in the New York region due to decreased volumes generated resulting from milder temperatures partially offset by an increase in prices for power generation.

This unfavorable variance was partially offset by a $34 million refund provision for California energy sales recorded during the three months ended June 30, 2002.

     Operation and Maintenance. Operation and maintenance expenses for our wholesale energy segment increased $24 million during the three months ended June 30, 2003 compared to the same period in 2002. Operation and maintenance was negatively impacted due to:

     o a $9 million increase in maintenance expenses in the Mid-Atlantic region;

     o    a $7 million increase in maintenance expenses in the New York region;
          and

     o a $3 million increase in maintenance expenses in the Mid-Continent region.

     General, Administrative and Development. General, administrative and development expenses decreased $44 million during the three months ended June 30, 2003 compared to the same period in 2002, primarily due to the following:

     o a $27 million reduction in development expenses, including the write-offs of $17 million in 2002 of previously capitalized costs related to projects that were terminated during the three months ended June 30, 2002;

     o a $16 million decrease in salary and incentive plan expenses primarily due to reduced employee head count as a result of our 2002 cost restructuring discussed above; and

     o    a $10 million net decrease in consulting fees and legal costs.

These decreases were partially offset by a $6 million increase in corporate overhead allocations.

Depreciation and Amortization. Depreciation and amortization expense decreased by $1 million during the three months ended June 30, 2003 compared to same period in 2002 primarily as a result of a $15 million charge to depreciation expense in 2002 for the retirement of certain units at the Warren plant in the Mid-Atlantic region. This decrease was partially offset by:

     o a $7 million increase in depreciation expense in 2003 as a result of the write-down of an office building in the Mid-Atlantic region to its fair market value less costs to sell; and

     o a $5 million increase in amortization of emission allowances primarily in the Mid-Continent region.

     Income (Loss) of Equity Investments. The equity income/loss in both periods primarily resulted from an investment in an electric generation plant in Boulder City, Nevada. The equity income related to our investment in the plant decreased during the three months ended June 30, 2003 compared to the same period in 2002, primarily due to receipts of $8 million of business interruption and property/casualty insurance settlements in the three months ended June 30, 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2003.

     EBIT. The wholesale energy segment's EBIT decreased by $164 million during the six months ended June 30, 2003 compared to the same period in 2002. The decline in EBIT is primarily due to the following:

     o reversal in 2002 of previously accrued credit provisions of $38 million for energy sales in California primarily due to collections of outstanding receivables during the period coupled with a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the Cal PX;

     o    decreases in trading margins;

     o    decreases in margins from certain of our power generation operations;

     o    increases in operation and maintenance expenses;

     o    increases in depreciation and amortization; and

     o    decreases in income/loss of equity investments.

These decreases were partially offset by a refund provision for California energy sales in 2002 of $34 million and a net $75 million reversal in 2003 of previously recorded refund provisions, as discussed below.

     Revenues. Our wholesale energy segment's revenues, excluding trading margins, increased by $649 million during the six months ended June 30, 2003 compared to the same period in 2002. The major components of this increase were:

     o a $268 million increase in revenues in the Mid-Continent region primarily as a result of the recognition of a full period's revenues during the six months ended June 30, 2003 compared to the recognition of a partial period's revenues from Orion MidWest's facilities during the same period in 2002 as a result of the acquisition of Orion Power in February 2002 and increased hedging activity;

     o a $251 million increase in revenues in the Mid-Atlantic region due to increased hedging activity and increased power prices driven by colder winter temperatures and higher gas prices in the region during the six months ended June 30, 2003;

     o a $119 million increase in revenues in the West region primarily as a result of increased hedging activity and increased power prices due to higher gas prices in the region;

     o a net $75 million reversal in 2003 of previously recorded refund provisions of $88 million offset by an additional credit provision of $13 million due to the adoption by the FERC of a different methodology for determining the gas price component of the refund formula in 2003 (see note 13(e) to our interim financial statements); and

     o a $34 million increase in refund provisions recorded during the six months ended June 30, 2002 for California energy sales.

These increases in revenues were partially offset by the following:

     o a $53 million decrease in revenues in the Mid-Atlantic region primarily as a result of the expiration in May 2002 of a large capacity contract; and

     o a $38 million reversal of a credit provision for energy sales in California during the six months ended June 30, 2002 (as discussed above).

     Fuel and Cost of Gas Sold and Purchased Power. Our wholesale energy segment's fuel and cost of gas sold and purchased power increased by $596 million during the six months ended June 30, 2003 compared to the same period in 2002. The major components of this increase are:

     o a $231 million increase in fuel and cost of gas sold and purchased power in the Mid-Continent region primarily as a result of the recognition of a full period's results during the six months ended June 30, 2003 related to Orion MidWest's facilities, as discussed above;

     o a $199 million increase in fuel and cost of gas sold and purchased power in the Mid-Atlantic region due to increased hedging activity and increased gas prices in the region; and

     o a $160 million increase in fuel and cost of gas sold and purchased power in the West region primarily as a result of increased hedging activity and higher gas prices partially offset by reduced generation.

     Trading Margins. Trading margins decreased $162 million during the six months ended June 30, 2003 compared to the same period in 2002 primarily due to the discontinuance of proprietary trading in March 2003 and the negative impact of unanticipated volatility in the natural gas markets. In particular, a pre-tax loss of approximately $80 million was realized on a financial gas spread position during the month of February 2003 as discussed above.

     Power Generation Margins. Our wholesale energy segment's power generation margins increased $53 million during the six months ended June 30, 2003 compared to the same period in 2002. Power generation margins were positively impacted due to:

     o a net $30 million increase in margins in the West region due primarily to a net $75 million reserve reversal in 2003 (as discussed above), which was partially offset by a $41 million decrease in margins due to
          (a) lower spark spreads during the six months ended June 30, 2003, (b) the reduction in hedging results in 2003 as in 2002 we benefited from hedges entered into in 2001 and (c) an increase in hedge ineffectiveness losses;

     o a $37 million increase in power generation margins in the Mid-Continent region primarily due to the recognition of a full period's results from Orion MidWest's facilities during the six months ended June 30, 2003 compared to the recognition of a partial period's results during the same period in 2002 as a result of the Orion Power acquisition in February 2002;

     o a $34 million increase in refund provisions recorded during the six months ended June 30, 2002 for California energy sales.

This favorable variance was partially offset by the following:

     o a $38 million reversal of credit provisions during the six months ended June 30, 2002 (as discussed above);

     o a $25 million decrease in margins in the New York region as a result of losses on open fuel positions and forward power sales and reduced capacity revenues, partially offset by a full period's results during the six months ended June 30, 2003 compared to the same period in 2002 as a result of the Orion Power acquisition in February 2002; and

     o a net $1 million decrease in margins in the Mid-Atlantic region due to lower capacity revenues as a result of the expiration of a large capacity contract in May 2002 offset by (a) an increase in spark spreads in 2003 and (b) the recognition of a full six months of operations in 2003 compared to the same period in 2002 due to the Liberty generating station achieving commercial operation in May 2002.

     Operation and Maintenance. Operation and maintenance expenses for our wholesale energy segment increased $59 million during the six months ended June 30, 2003 compared to the same period in 2002. This was primarily due to:

     o a $34 million increase in operation and maintenance expenses in the New York region primarily as a result of increased maintenance at Orion NY's facilities coupled with a full period's operations in 2003 compared to a partial period's operations in 2002 as result of the acquisition of Orion Power in February 2002;

     o an $18 million increase in operation and maintenance expense in the Mid-Continent region primarily as a result of a full period's operations in 2003 compared to a partial period's operations in 2002 as a result of the acquisition of Orion Power in February 2002; and

     o a $12 million increase in operation and maintenance expense in the Mid-Atlantic region due to increased maintenance expenses in 2003 and increased costs at the Liberty generating station compared to 2002 as a result of the Liberty generating station achieving commercial operation in May 2002.

     General, Administrative and Development. General, administrative and development expenses decreased $43 million during the six months ended June 30, 2003 compared to the same period in 2002, primarily due to the following:

     o a $32 million reduction in development expenses, including the write-offs of $17 million of previously capitalized costs related to projects that were terminated during the three months ended June 30, 2002;

     o a $25 million decrease in salary and incentive plan expenses primarily due to reduced employee head count as a result of our 2002 cost restructuring discussed above; and

     o    a $9 million net decrease in consulting fees and legal costs.

The decreases were partially offset by:

     o    an $11 million increase in corporate overhead allocations;

     o a $5 million increase in the provision for doubtful accounts related to the tolling agreement at the Liberty generating station; and

     o a $3 million increase in the provision for doubtful accounts due to the financial deterioration of counterparties in the wholesale energy industry.

     Depreciation and Amortization. Depreciation and amortization expense increased by $23 million during the six months ended June 30, 2003 compared to same period in 2002 primarily as a result of the following:

     o a $20 million increase in depreciation and amortization expense as a result of the recognition of a full period's depreciation and amortization in 2003 at Orion Power as discussed above;

     o a $7 million increase in depreciation expense in 2003 as a result of the write-down of an office building in the Mid-Atlantic region to its fair market value less cost to sell;

     o a $4 million increase in depreciation expense primarily associated with new information technology systems that were not placed into service until March 2002; and

     o a $2 million increase in depreciation expense as a result of increases in depreciable assets during 2002 in the West region.

These increases were partially offset by a $15 million charge to depreciation expense in 2002 for the early retirement of certain units at the Warren plant in the Mid-Atlantic region resulting in reductions of the estimated useful lives of those units.

     Income (Loss) of Equity Investments. The equity income/loss in both periods primarily resulted from an investment in an electric generation plant in Boulder City, Nevada. The equity income related to our investment in the plant decreased during the six months ended June 30, 2003 compared to the same period in 2002, primarily due to receipts of $12 million of business interruption and property/casualty insurance settlements in 2002.

OTHER OPERATIONS

     Our other operations segment includes the operations of our venture capital business and unallocated corporate costs.

     The following table provides summary data, including EBIT, of our other operations segment for the three and six months ended June 30, 2002 and 2003:

                                                                      OTHER OPERATIONS SEGMENT
                                                     ------------------------------------------------------------
                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                     ----------------------------    ----------------------------
                                                         2002            2003            2002            2003
                                                     ------------    ------------    ------------    ------------
                                                                             (IN MILLIONS)
Total revenues ...................................   $          1    $         --    $          2    $          1
Operating expenses:
  Operation and maintenance ......................             --              --               3               1
  General and administrative .....................             (3)              2               1               8
  Depreciation and amortization ..................              4               6               6              12
                                                     ------------    ------------    ------------    ------------
    Total operating expenses .....................              1               8              10              21
                                                     ------------    ------------    ------------    ------------
Operating loss ...................................             --              (8)             (8)            (20)
                                                     ------------    ------------    ------------    ------------
Other income (expense):
  Gain from investments ..........................              1              --               4               1
  Other, net .....................................             --              (1)             (5)             --
                                                     ------------    ------------    ------------    ------------
    Earnings (loss) before interest and income
     taxes .......................................   $          1    $         (9)   $         (9)   $        (19)
                                                     ============    ============    ============    ============

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2003.

     Other operation's income (loss) before interest and income taxes changed by $10 million during the three months ended June 30, 2003 compared to the same period in 2002, primarily due to an increase in operating loss. Operating loss increased $8 million during the three months ended June 30, 2003 compared to the same period in 2002 primarily due to a $3 million accrual of Texas franchise taxes during the three months ended June 30, 2003 and an increase of $4 million in unallocated corporate costs previously allocated to our discontinued European energy operations.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2003.

     Other operation's loss before interest and income taxes increased by $10 million during the six months ended June 30, 2003 compared to the same period in 2002, primarily due to an increase in operating loss. Operating loss increased $12 million during the six months ended June 30, 2003 compared to the same period in 2002 primarily due to a $5 million accrual of Texas franchise taxes during the six months ended June 30, 2003 and an increase of $5 million in unallocated corporate costs previously allocated to our discontinued European energy operations. The increase in operating loss was offset by a decrease in other non-operating losses during the six months ended June 30, 2003 compared to the same period in 2002. Included in other losses during the six months ended June 30, 2002 is a $6 million accrual for investment bank services and a $3 million impairment of an investment in an Internet company. These items were partially offset by investment income related to our venture capital investments of $7 million.

                TRADING AND MARKETING AND NON-TRADING OPERATIONS

     Trading and Marketing Operations. During 2002, we evaluated our trading, marketing, power origination and risk management services strategies and activities. During the second half of 2002, we began to reduce our wholesale energy segment's trading, marketing and power origination activities due to liquidity concerns and in order to significantly reduce collateral usage and focus on the highest return transactions, which primarily relate to our physical asset positions. In March 2003, we decided to exit our proprietary trading activities and liquidate, to the extent practicable, our proprietary positions. Although we have exited our proprietary trading activities, we have legacy positions, which will be closed as economically feasible or in accordance with their terms. We will continue to engage in marketing and hedging activities related to our electric generating facilities, pipeline transportation capacity positions, pipeline storage positions and fuel positions of our wholesale energy segment and energy supply costs related to our retail energy segment.

     Prior to 2003, our retail energy segment's contracts for electricity sales to large commercial, industrial and institutional customers and the related energy supply entered into prior to October 25, 2002 were accounted for under the mark-to-market method of accounting pursuant to EITF No. 98-10. Under the mark-to-market method of accounting, these contractual commitments were recorded at fair value in revenues on a net basis upon contract execution. The net changes in their fair values were recognized in the consolidated statements of operations as revenues on a net basis in the period of change through 2002. Effective January 1, 2003, we no longer mark to market in earnings a substantial portion of these contracts and the related energy supply contracts in connection with the implementation of EITF No. 02-03. The related revenues and purchased power are now recorded on a gross basis in our results of operations.

     In our results of operations, trading and marketing activities include (a) transactions establishing open positions in the energy markets, primarily on a short-term basis, (b) transactions intended to optimize our power generation portfolio, but which do not qualify for hedge accounting and (c) energy price risk management services to customers primarily related to natural gas, electric power and other energy-related commodities. We provide these services by utilizing a variety of derivative instruments (trading energy derivatives). We account for these transactions under mark-to-market accounting. For information regarding mark-to-market accounting, see notes 2(t) and 7 to our Form 8-K.

     In October 2002, the EITF rescinded EITF No. 98-10. For further discussion of the impact on our interim financial statements, see "- EBIT by Business Segment - Retail Energy," notes 2(t) and 7 to our Form 8-K and note 2 to our interim financial statements.

     For additional information regarding the types of contracts and activities of our trading and marketing operations, see "Quantitative and Qualitative Disclosures About Market Risk" in this Form 10-Q, note 8 to our interim financial statements, note 7 to our Form 8-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading and Marketing Operations" to our Form 8-K.

     The following table sets forth our consolidated net trading and marketing assets (liabilities) by segment as of December 31, 2002 and June 30, 2003:

                                                        DECEMBER 31, 2002    JUNE 30, 2003
                                                        -----------------   ----------------
                                                                   (IN MILLIONS)
Retail energy ........................................   $             94   $             --
Wholesale energy .....................................                105                 62
                                                         ----------------   ----------------
  Net trading and marketing assets and liabilities ...   $            199   $             62
                                                         ================   ================

     The following table sets forth our consolidated realized and unrealized trading, marketing and risk management services margins for the three and six months ended June 30, 2002 and 2003:

                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                       --------------------------------    --------------------------------
                            2002               2003              2002             2003
                       --------------    --------------    --------------    --------------
                                                   (IN MILLIONS)
Realized ...........   $          117    $           80    $          188    $          (85)
Unrealized .........               (2)              (72)              (22)               20
                       --------------    --------------    --------------    --------------
  Total ............   $          115    $            8    $          166    $          (65)
                       ==============    ==============    ==============    ==============

     Below is an analysis of our net consolidated trading and marketing assets and liabilities for the six months ended June 30, 2002 and 2003.

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------
                                                                                      2002          2003
                                                                                  -----------    ----------
                                                                                        (IN MILLIONS)
Fair value of contracts outstanding, beginning of period .......................   $      227    $      199
Fair value of new contracts when entered into ..................................           46            --
Contracts realized or settled ..................................................         (188)           85
Changes in fair values attributable to changes in valuation techniques and
  assumptions ..................................................................           18            (1)
Changes in fair values attributable to market price and other market changes ...          122           (55)
Net assets transferred to non-trading derivatives ..............................           --           (10)
Net assets transferred to non-trading derivatives due to implementation of
  EITF No. 02-03 ...............................................................           --           (93)
Net assets recorded to cumulative effect under EITF No. 02-03 ..................           --           (63)
                                                                                   ----------    ----------
  Fair value of contracts outstanding, end of period
Total ..........................................................................   $      225    $       62
                                                                                   ==========    ==========

     During the six months ended June 30, 2002, our retail energy segment entered into electric sales contracts with large commercial, industrial and institutional customers ranging from one-half to four years in duration. During the six months ended June 30, 2002, we recognized total fair value of $35 million for these contracts at the inception dates. We have entered into energy supply contracts to substantially hedge the economics of these contracts. These contracts had an aggregate fair value of $6 million at the contract inception dates. For information regarding the valuing of the retail energy segment electric sales contracts with large commercial, industrial and institutional customers in prior periods, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading and Marketing Operations" to our Form 8-K.

     The remaining fair value of contracts (entered into during the six months ended June 30, 2002) recorded at inception of $5 million primarily relates to natural gas transportation contracts entered into by the wholesale energy segment. The fair values of these wholesale energy contracts at inception required the utilization of a spread option model and were estimated using OTC forward price and volatility curves and correlation among natural gas prices at differing locations, net of estimated credit risk.

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

     During the six months ended June 30, 2003, we incorporated rating modifiers into our calculations of probabilities of default, increasing credit reserves by $1 million.

     The following table sets forth the fair values of the contracts related to our trading and marketing assets and liabilities as of June 30, 2003:

                                                               FAIR VALUE OF CONTRACTS AT JUNE 30, 2003
                                 ---------------------------------------------------------------------------------------------
                                   TWELVE
                                   MONTHS
                                   ENDED
                                  JUNE 30,      REMAINDER                                              2008 AND        TOTAL
SOURCE OF FAIR VALUE                2004         OF 2004         2005          2006         2007      THEREAFTER    FAIR VALUE
--------------------             ----------    ----------    ----------    ----------    ----------   ----------    ----------
                                                                          (IN MILLIONS)
Prices actively quoted .......   $       45    $       (1)   $        8    $        2    $       --   $       --    $       54
Prices provided by other
  external sources ...........           46            18           (15)            3             1           (1)           52
Prices based on models and
  other valuation methods ....          (37)          (12)          (10)           (8)            6           17           (44)
                                 ----------    ----------    ----------    ----------    ----------   ----------    ----------
  Total ......................   $       54    $        5    $      (17)   $       (3)   $        7   $       16    $       62
                                 ==========    ==========    ==========    ==========    ==========   ==========    ==========

     The following table sets forth the fair values of the contracts related to our non-trading derivative assets and liabilities as of June 30, 2003:

                                                             FAIR VALUE OF CONTRACTS AT JUNE 30, 2003
                                 ----------------------------------------------------------------------------------------------
                                   TWELVE
                                   MONTHS
                                 ENDED JUNE     REMAINDER                                               2008 AND     TOTAL FAIR
SOURCE OF FAIR VALUE              30, 2004       OF 2004        2005          2006          2007       THEREAFTER      VALUE
--------------------             ----------    ----------    ----------    ----------    ----------    ----------    ----------
                                                                         (IN MILLIONS)

Prices actively quoted .......   $       (1)   $       (3)   $       (1)   $       --    $       --    $       --    $       (5)
Prices provided by other
  external sources ...........          156            13             4            (8)           (3)           (1)          161
Prices based on models and
  other valuation methods ....           44             2            (4)          (15)           (8)          (19)           --
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
  Total ......................   $      199    $       12    $       (1)   $      (23)   $      (11)   $      (20)   $      156
                                 ==========    ==========    ==========    ==========    ==========    ==========    ==========

     For information regarding "prices actively quoted," "prices provided by other external sources" and "prices based on models and other valuation methods," see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading and Marketing Operations" to our Form 8-K.

     The fair values in the above tables are subject to significant changes based on fluctuating market prices and conditions. Changes in the trading and marketing assets and liabilities and non-trading derivative assets and liabilities result primarily from changes in the valuation of the portfolio of contracts and the timing of settlements. The most significant parameters impacting the value of our trading and marketing and non-trading portfolios of contracts include natural gas and power forward market prices, volatility and credit risk. Market prices assume a normal functioning market with an adequate number of buyers and sellers providing market liquidity. Insufficient market liquidity could significantly affect the values that could be obtained for these contracts, as well as the costs at which these contracts could be hedged. See "Quantitative and Qualitative Disclosures About Market Risk" to our Form 8-K for further discussion and measurement of the market exposure in the trading and marketing businesses and discussion of credit risk management.

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

     It is our policy that all transactions must be within approved counterparty or customer credit limits. For each business segment, the credit risk control organization establishes counterparty credit limits. We employ tiered levels of approval authority for counterparty credit limits, with authority increasing from the credit risk control organization through senior management and our risk oversight committee. Credit risk exposure is monitored daily and the financial condition of our counterparties is reviewed periodically.

     Based on our analysis, we believe our increase in exposure to non-investment grade or unrated counterparties compared to our total trading and marketing assets and total non-trading derivative assets has not increased significantly from December 31, 2002 and March 31, 2003. For additional information regarding our credit exposure to counterparties, see note 7 to our Form 8-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading and Marketing" in our Form 8-K.

     Other. For additional information about price volatility and our hedging strategy, see "- Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Price Volatility," and "- Risks Associated with Our Hedging and Risk Management Activities" to our Form 10-K/A. We seek to monitor and control our trading risk exposures through a variety of processes and committees. For additional information, see "Quantitative and Qualitative Disclosures About Market Risk" in our Form 8-K.

                               FINANCIAL CONDITION

     The net cash provided by or used in operating, investing and financing activities for the six months ended June 30, 2002 and 2003 follows:

                                             SIX MONTHS ENDED JUNE 30,
                                           ----------------------------
                                               2002            2003
                                           ------------    ------------
                                                 (IN MILLIONS)
Cash provided by (used in):
  Operating activities .................   $        122    $        212
  Investing activities .................         (3,281)           (577)
  Financing activities .................          3,507            (593)

Cash Provided by (Used in) Operating Activities

     Net cash provided by operating activities during the six months ended June 30, 2003 increased $90 million compared to the same period in 2002. This increase was primarily due to $277 million of increased working capital and other changes in assets and liabilities from continuing operations offset by $241 million of decreases from cash flows from continuing operations, excluding changes in working capital and other changes in assets and liabilities. Additionally, cash flows used in the operations of our discontinued European energy operations decreased $54 million for the six months ended June 30, 2003 compared to the same period in 2002.

     Net cash provided by/used in operating activities increased by $277 million from $168 million in net cash outflows in the six months ended June 30, 2002 to $109 million in net cash inflows in the six months ended June 30, 2003 due to changes in working capital and other changes in assets and liabilities due to the following:

     o a $595 million change in cash flows due to a change in accounts receivable of $1.2 billion primarily due to the startup of our retail energy segment in 2002 coupled with the impact of our receivables facility in 2003, offset by a net decrease in cash inflows related to accounts payable of $396 million primarily related to our wholesale energy segment and a decrease in cash inflows related to net intercompany accounts receivable with formerly affiliated companies of $175 million;

     o a $95 million change in inventory related to our wholesale energy segment; and

     o other changes in working capital primarily related to other liabilities partially offset by taxes.

These increases were partially offset by the following:

     o a $114 million decrease in margin deposits on energy trading and hedging activities primarily due to cash inflows of $203 million in the six months ended June 30, 2002 compared to $89 million in the six months ended June 30, 2003;

     o $138 million of net collateral deposits related to an operating lease returned to us in the six months ended June 30, 2002;

     o $114 million decrease in cash inflows related to restricted cash for the six months ended June 30, 2003 compared to the same period in 2002 primarily attributed to REMA in 2002 (see note 14(a) to our Form 8-K);

     o $50 million related to the settlement of two structured transactions during the six months ended June 30, 2002;

     o $29 million paid to purchase interest rate caps during the six months ended June 30, 2003; and

     o purchase of options related to our retail energy segment during the three months ended June 30, 2003.

Net cash provided by our operations, excluding changes in working capital and other changes in assets and liabilities, decreased by $241 million from $385 million in the six months ended June 30, 2002 to $144 million in the six months ended June 30, 2003, primarily due to cash flows of our wholesale energy segment due to a decline in operating results.

Cash Used in Investing Activities

     Net cash used in investing activities during the six months ended June 30, 2003 decreased $2.7 billion compared to the same period in 2002, primarily due to funding the acquisition of Orion Power for $2.9 billion in 2002 as discussed below. The net decrease was partially offset by $217 million of net proceeds from our June 2003 issuance of convertible senior subordinated notes, which were placed in an escrow account and are recorded as restricted cash in our consolidated balance sheet.

     On February 19, 2002, we acquired all of the outstanding shares of common stock of Orion Power for an aggregate purchase price of $2.9 billion and assumed debt obligations of $2.4 billion. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). We funded the purchase of Orion Power with a $2.9 billion credit facility and $41 million of cash on hand. For further discussion, see note 5(a) to our Form 8-K and note 6 to our interim financial statements.

Cash Provided by (Used in) Financing Activities

     Net cash provided by financing activities during the six months ended June 30, 2003 decreased by $4.1 billion compared to the same period in 2002, primarily due to an increase in 2002 in short-term borrowings of $2.9 billion used to fund the acquisition of Orion Power in February 2002 and the $350 million prepayment in 2003 of the senior revolving credit facility made in connection with the refinancing in March 2003 and other reductions in the senior revolving credit facility in 2003. In addition, during the six months ended June 30, 2003, we paid financing costs of $139 million related to the March 2003 refinancing and our debt issuance in June 2003. This net decrease was partially offset by the issuance in June 2003 of $225 million aggregate principal amount of convertible senior subordinated notes in a private placement of which net proceeds of $217 million were placed in an escrow account for the possible acquisition of common stock of Texas Genco (as discussed above). See note 10 to our interim financial statements for further discussion.

CONSOLIDATED CAPITAL REQUIREMENTS

     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs and collateral requirements. We expect to complete the construction of new generation facilities that are in progress; however, our March 2003 credit facilities restrict the construction of any new generation facilities in the future. Maintenance of plants will continue to include costs necessary to operate the plants safely, including necessary environmental expenditures. We will evaluate opportunities to enter retail electric markets for large commercial, industrial and institutional customers, in particular, in regions in which we have electric generating facilities and capacity. Subject to restrictions in our March 2003 credit facilities and our senior secured notes, we may buy or acquire mass market customers in ERCOT. We expect our capital requirements to be met with cash flows from operations, borrowings under our senior secured revolving credit facilities and proceeds from one or more debt and equity offerings, securitization of assets and other borrowings. We believe that our current level of cash and borrowing capability, along with our future anticipated cash flows from operations, will be sufficient to meet the existing operational and collateral needs of our business for the next 12 months. Subject to restrictions in our March 2003 credit facilities and our senior secured notes, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell assets, obtain additional credit facilities or other financings and/or issue additional equity or convertible instruments. For additional discussion regarding our capital commitments, see note 14(e) to our Form 8-K.

     Generating Projects. As of June 30, 2003, we had four generating facilities under construction (two of which were completed in July 2003). We expect to complete the remaining facilities in the fourth quarter of 2003 to 2004. Total estimated cost of constructing these facilities is $2.3 billion. As of June 30, 2003, we had incurred $2.0 billion in construction costs, property, plant and equipment and spare parts inventory on these projects, which was funded from equity and debt. We were constructing three of these facilities under construction agency agreements through off-balance sheet special purpose entities. We consolidated these special purpose entities effective January 1, 2003 upon the adoption of FIN No. 46. For more information regarding the construction agency agreements, see note 13(a) to our interim financial statements.

     Environmental Expenditures. We anticipate spending up to $153 million in capital expenditures for the remainder of 2003 through 2007 for environmental compliance, totaling approximately $41 million, $39 million, $23 million, $24 million and $26 million in the remainder of 2003, 2004, 2005, 2006 and 2007, respectively. In addition, we expect to spend $21 million for the remainder of 2003 through 2007 for pre-existing conditions and remediations, which are recorded as liabilities in our consolidated balance sheet as of June 30, 2003.

     Texas Genco Acquisition. In connection with the separation of our businesses from those of CenterPoint, CenterPoint granted us an option to purchase all of the shares of capital stock of Texas Genco owned by CenterPoint in January 2004. We will make our decision with respect to whether or not to exercise the option based on the exercise price of the option, market conditions, available financing and our due diligence investigation of Texas Genco. Alternatively, we may seek to purchase the common stock or certain assets of Texas Genco from CenterPoint through a commercial transaction other than exercise of the option. However, if we acquire Texas Genco (either through exercise of our purchase option or otherwise), our March 2003 credit facilities and our senior secured notes impose certain restrictions and limitations on the structure and funding of the acquisition (including that our March 2003 credit facilities do not currently allow us to buy assets of Texas Genco). If we do not acquire Texas Genco, we will need to continue to contract with Texas Genco or others to meet some of our retail supply obligations. For additional information regarding our option to purchase CenterPoint's interest in Texas Genco, see notes 4 and 10 to our interim financial statements.

     Mid-Atlantic Assets Lease Obligation. In August 2000, we entered into separate sale-leaseback transactions with each of the three owner-lessors for our applicable interests in three generating stations, which we acquired as part of the REMA acquisition. For additional discussion of these lease transactions, see notes 5(b) and 14(a) to our Form 8-K.

     Other Operating Lease Commitments. For a discussion of other operating leases, see note 14(a) to our Form 8-K.

     Other Commodity Commitments. For a discussion of other commodity commitments, see note 14(e) to our Form 8-K.

     Payment to CenterPoint. To the extent that our price to beat for electric service to residential and small commercial customers in CenterPoint's Houston service territory during 2002 and 2003 exceeds the market price of electricity, we may be required to make a payment to CenterPoint in 2004. As of June 30, 2003, our estimate for the payment related to residential customers is between $160 million and $190 million, with a most probable estimate of $175 million. Currently, we believe that we will not have to make a payment relating to small commercial customers. For additional information regarding these items, see note 13(b) to our interim financial statements and note 14(d) to our Form 8-K.

     Naming Rights to Houston Sports Complex. In October 2000, we acquired the naming rights for a football stadium and other convention and entertainment facilities included in the stadium complex. Starting in 2002 and continuing through 2032, we pay $10 million each year for annual advertising under this agreement. For additional information on the naming rights agreement, see note 14(e) to our Form 8-K.

CONSOLIDATED FUTURE USES AND SOURCES OF CASH AND CERTAIN FACTORS IMPACTING FUTURE USES AND SOURCES OF CASH

     During 2002 and the first half of 2003, many factors negatively impacted us. These factors included weaker pricing for electric energy, capacity and ancillary services, coupled with a narrowing of the spark spread in the

United States; market contraction, reduced volatility and reduced liquidity in the gas and power trading markets in the United States; downgrades, in 2002 and the earlier part of 2003, in our credit ratings to below investment grade by each of the major rating agencies; various legal and regulatory investigations and proceedings (see note 13(d) to our interim financial statements); reduced market confidence in our financial reporting in light of our restatements and amendments; reduced access to capital and increased demands for collateral in connection with our trading, hedging and commercial obligations; the decline in market prices of our common stock; and continued weakness in the United States economy generally. Certain of these factors are discussed in more detail below.

     Future acquisitions and development projects are restricted under our credit facilities. Although we are required to dedicate a substantial portion of our cash flows to payments on our debt, we currently expect to be able to complete the remaining generation facilities currently under construction, as well as to meet our currently anticipated capital expenditure and working capital needs without additional funding; however, we do have the ability to borrow additional funds, subject to certain restrictions in our March 2003 credit facilities and our senior secured notes, to fund our future capital expenditure and working capital needs.

     We may need external financing to fund capital expenditures, including capital expenditures necessary to comply with air emission regulations or other regulatory requirements. If we are unable to obtain outside financing to meet our future capital requirements due to restrictions in our March 2003 credit facilities and our senior secured notes or on terms that are acceptable to us, our financial condition and future results of operations could be materially adversely affected. In order to meet our future capital requirements, we may increase the proportion of debt in our overall capital structure or we may need to issue equity or convertible instruments (subject to restrictions in our credit facilities and our senior secured notes), thereby diluting the interests of current shareholders. Increases in our debt levels may further adversely affect our credit ratings thereby further increasing the cost of our debt. In addition, the capital constraints currently impacting our industry may require additional future indebtedness to include terms and/or pricing that is more restrictive or burdensome than those of our current indebtedness and refinancings in March 2003 and our June and July 2003 issuances. This may negatively impact our ability to operate our business.

     As a result of our March 2003 refinancing and our June and July 2003 debt issuances, our interest expense will increase substantially. The exact amount of the increase is difficult to estimate and will depend on a variety of factors, some of which are not within our control, such as prevailing interest rates. However, a comparison of the LIBOR interest rate margins under our Orion acquisition term loan (which was included in our March 2003 refinancing) and our March 2003 senior secured term loans illustrates the possible magnitude of the interest expense increase. The interest rate margin over LIBOR was initially 2% for the Orion acquisition term loan and is 4% for the March 2003 senior secured term loans, equivalent to an interest expense difference of $20 million annually for each $1 billion of principal amount. In addition, a comparison of the interest rates on the senior secured term loans, of which $1.056 billion was prepaid with the net proceeds of our issuance of $1.1 billion of senior secured notes on July 1, 2003, indicates a substantial increase in interest expense. As of June 30, 2003, the weighted average interest rate on the senior secured term loans was 5.26% while the weighted average interest rate on the senior secured notes would have been 9.375%, equivalent to an interest expense difference of $41 million annually for each $1 billion of principal amount. Also, with the issuance of $275 million of 5.00% convertible senior subordinated notes in June and July 2003, our interest expense will increase by approximately $14 million on an annual basis as long as this debt remains outstanding. For additional information concerning our March 2003 refinancing and our June and July 2003 debt issuances, including applicable principal amounts and interest rates, see note 10 to our interim financial statements.

     Our March 2003 credit facilities are payable or the commitments terminate as follows:

                     DATE                                                      PAYMENT REQUIRED
-----------------------------------------------------    ---------------------------------------------------------

Earlier of our possible acquisition of the common        Senior priority revolving credit facility must
   stock of Texas Genco or December 15, 2004             be repaid and commitment terminates

May 15, 2006                                             $500 million of senior secured term loans must be
                                                         repaid or have been reduced by certain prepayments (see
                                                         below for discussion of this payment requirement being
                                                         satisfied)

March 15, 2007                                           Remaining senior secured term loans and senior secured
                                                         revolving credit facility must be repaid and all
                                                         commitments terminate

     In addition, under our March 2003 credit facilities, we were required to make a $500 million principal payment on May 15, 2006 and certain warrants issued to our lenders would vest, and we would be required to pay our lenders certain fees, if we do not, on or before the dates set forth below, repay our senior secured term loans and/or permanently reduce the commitment under our senior secured revolving credit facility in the aggregate paydown/reduction amounts set forth below. The fees set forth below are a percentage of the unpaid senior secured term loans and the commitment in effect under the senior secured revolving credit facility, in each case as of the date indicated. The warrants set forth below are exercisable for shares of our common stock. With the net proceeds of our issuance of senior secured notes on July 1, 2003, we have satisfied (a) the May 15, 2006 principal payment requirement of $500 million and
(b) the May 14, 2004 and May 16, 2005 permanent reduction/paydown amounts, and therefore we will not be required to make a $500 million principal payment on May 15, 2006 or pay the applicable fees set forth below, and the applicable 6,268,716 warrants have been cancelled and will not vest on May 16, 2005.

                                AGGREGATE
DATE                        PAYDOWN/REDUCTION        FEES           WARRANTS
----                        -----------------        ----           --------

March 31, 2003............          --                --           7,835,894(1)
May 14, 2004..............    $ 0.5 billion(2)      0.50%(2)              --
May 16, 2005..............    $ 1.0 billion(2)      0.75%(2)       6,268,716(2)
May 15, 2006..............    $ 2.0 billion         1.00%          6,268,716(3)

----------

(1)  These warrants vested upon closing of our March 2003 credit facilities.

(2) We have satisfied these aggregate reduction/paydown amounts with the net proceeds of our issuance of senior secured notes on July 1, 2003. Consequently, we will not be required to pay these fees and these warrants have been cancelled.

(3) These warrants vest only if we fail to satisfy the indicated aggregate paydown/reduction amount on or before the indicated date.

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

     o successful completion of the two generation facilities currently under construction;

     o market expectations of whether or not we are likely to incur additional debt in order to acquire Texas Genco; and

     o successful execution of our planned sale of our European energy operations and our Desert Basin plant operations.

     Our March 2003 credit facilities restrict our ability to take specific actions without the consent of our lenders, even if such actions may be in our best interest. Such restrictions are discussed in note 10 to our interim financial statements.

Debt Issuances in June and July 2003.

     In June 2003, we issued $225 million aggregate principal amount of convertible senior subordinated notes in a private placement to qualified institutional buyers. On July 2, 2003, we issued an additional $50 million as a result of the underwriters' exercise of their option to purchase additional notes. Our March 2003 credit facilities permit us to place cash proceeds from certain asset sales and offerings of junior securities in a restricted escrow account for the possible acquisition of the common stock of Texas Genco, and the net proceeds of the notes were placed in such an escrow account. The notes bear interest at 5.00% per annum and mature August 15, 2010. The notes are convertible into shares of our common stock at a conversion price of approximately $9.54 per share, subject to adjustment in certain circumstances. For additional discussion, see note 10 to our interim financial statements.

     On July 1, 2003, we issued $550 million 9.25% senior secured notes due July 15, 2010 and $550 million 9.50% senior secured notes due July 15, 2013 in a private placement to qualified institutional buyers and received net proceeds, after deducting the initial purchasers' discount and estimated out-of-pocket expenses, of $1.056 billion. We used the net proceeds of the issuance to prepay $1.056 billion of a senior secured term loan under our March 2003 credit facilities. For additional discussion, see note 10 to our interim financial statements.

     Subject to market conditions and other factors, including the restrictions in our credit facilities and our senior secured notes, we intend to reduce our bank debt from time to time with the net proceeds from the sale of debt or equity securities in the capital markets.

Credit Facilities, Bonds and Notes.

     As of June 30, 2003, we had $9.3 billion in committed credit facilities, bonds and notes of which $894 million was unused. As of June 30, 2003, letters of credit outstanding under these facilities aggregated $828 million and borrowings aggregated $7.6 billion. As of June 30, 2003, $163 million of our committed credit facilities are to expire by June 30, 2004. For a discussion of our credit facilities, bonds and notes, see note 10 to our interim financial statements.

     Currently, we are satisfying our capital requirements and other commitments primarily with cash from operations, cash on hand and borrowings available under our credit facilities. The following table summarizes our credit capacity, cash and cash equivalents and current restricted cash at June 30, 2003:

                                                          RELIANT        ORION
                                         TOTAL           RESOURCES       POWER             OTHER
                                     ------------      ------------   ------------      ------------
                                                              (IN MILLIONS)
Total committed credit ...........   $      9,272      $      6,458   $      2,083      $        731
Outstanding borrowings ...........          7,550             4,878          1,996               676
Outstanding letters of credit ....            828               749             29                50
                                     ------------      ------------   ------------      ------------
Unused borrowing capacity ........            894(1)            831             58(1)              5
Cash and cash equivalents ........            166                32              8               126
Current restricted cash (2) ......            191                --            177                14
                                     ------------      ------------   ------------      ------------
Total ............................   $      1,251      $        863   $        243      $        145
                                     ============      ============   ============      ============

----------

(1) As discussed in notes 10 and 13(f) to our interim financial statements, $5 million of the unused capacity relates to Liberty's working capital facility, which is currently not available to Liberty.

(2) Current restricted cash includes cash at certain subsidiaries that is restricted by financing agreements, but is available to the applicable subsidiary to use to satisfy certain of its obligations.

Restricted Cash.

     All of our operations are conducted by our subsidiaries. Our cash flow and our ability to service parent-level indebtedness when due is dependent upon our receipt of cash dividends, distributions or other transfers from our subsidiaries. The terms of some of our subsidiaries' indebtedness restrict their ability to pay dividends or make restricted payments to us in some circumstances. For information regarding restricted cash and the related credit facilities, see notes 2(l) and 9(a) to our Form 8-K and note 10 to our interim financial statements.

Credit Ratings.

     As of August 1, 2003 our unsecured credit ratings are as follows:

DATE ASSIGNED            RATING AGENCY             RATING     RATING DESCRIPTION
-------------            -------------             ------     ------------------

June 16, 2003            Moody's                   B2         Stable Outlook
June 10, 2003            Standard & Poor's         B          Negative Outlook
May 29, 2003             Fitch                     B          Stable Outlook

     As of August 1, 2003 the ratings of our convertible senior subordinated notes and senior secured notes were as follows:

DATE ASSIGNED                                                                RATING AGENCY             RATING
-------------                                                                -------------             ------

$275 million 5.00% convertible senior subordinated notes due 2010:
  June 20, 2003                                                              Moody's                   B3
  June 20, 2003                                                              Standard & Poor's         CCC+
  June 19, 2003                                                              Fitch                     B-

$550 million 9.25% senior secured notes due 2010:
  June 20, 2003                                                              Moody's                   B1
  June 20, 2003                                                              Standard & Poor's         B
  June 27, 2003                                                              Fitch                     B+

$550 million 9.50% senior secured notes due 2013:
  June 20, 2003                                                              Moody's                   B1
  July 23, 2003                                                              Standard & Poor's         B
  June 27, 2003                                                              Fitch                     B+

     As of August 1, 2003, Moody's rated the REMA lease certificates B1; the rating outlook is stable. Standard & Poor's rated the certificates B; the rating outlook is negative. As of August 1, 2003, the Moody's senior unsecured debt rating for Orion Power was B2; the rating outlook is stable. Standard & Poor's senior unsecured debt and corporate ratings for Orion Power were B- and B, respectively. The outlook is negative.

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

     In connection with our domestic commercial operations, as of August 1, 2003, we have posted cash collateral of $157 million and letters of credit of $444 million from Reliant Resources' facilities. In addition, we have posted cash collateral related to commercial operations of $6 million and letters of credit of $12 million from Orion Power subsidiary facilities. In support of financings, we have issued additional letters of credit of $305 million from Reliant Resources' facilities and $17 million from subsidiary facilities and posted cash collateral of $42 million from subsidiary facilities. Based on current commodity prices, we estimate that as of August 1, 2003, we could be required to post additional collateral of up to $565 million related to our domestic operations. This estimate could increase based on changes to commodity prices. As of August 1, 2003, we had $52 million in unrestricted cash and cash equivalents and $866 million available under committed corporate facilities. Factors which could lead to an increase in our actual posting of collateral include adverse changes in our industry or negative reactions to additional credit rating downgrades or the secured nature of the March 2003 credit facilities and our July 2003 senior secured notes.

     We believe that our current level of cash and borrowing capability, along with our future anticipated cash flows from operations, will be sufficient to meet the liquidity needs of our business for the next twelve months. Under certain unfavorable commodity price scenarios, however, it is possible that we could experience inadequate liquidity.

     In addition, we have been involved in certain commercial activities (including long-term sales of electric energy or capacity from our generating facilities) that prospectively may not be feasible due to our current credit and liquidity situation, among other factors. The credit downgrades have also resulted in more limited access to creditworthy counterparties with which to transact and the need to make commercial concessions with counterparties as an inducement for them to do business with us. Given these factors, we have reduced the level of our marketing and hedging activities, which may result in a potential reduction and greater volatility in future earnings.

Other Sources and Uses of Cash and Factors Impacting Cash.

Asset Sales.

     Sale of our European Energy Operations. In February 2003, we signed an agreement to sell our European energy operations to Nuon, a Netherlands-based electricity distributor. Upon consummation of the sale, we expect to receive cash proceeds from the sale of approximately $1.3 billion (Euro 1.1 billion). We intend to use the cash proceeds from the sale first to pay transaction costs and to prepay the Euro 600 million bank term loan borrowed by RECE to finance a portion of the original acquisition costs of our European energy operations. The maturity date of the credit facility is December 31, 2003. If we acquire the common stock of Texas Genco in 2004, we intend to use the remaining cash proceeds of approximately $0.6 billion (Euro 0.5 billion) to partially fund such acquisition. However, if we elect not to acquire Texas Genco, we must use the remaining cash proceeds to prepay debt. The Dutch competition authority approval is needed for the sale to occur. No assurance can be given that we will obtain the necessary approval or that it will be obtained in a timely manner. For further discussion of the sale, see note 18 to our interim financial statements.

     Sale of Our Desert Basin Plant Operations. On July 9, 2003, we entered into a definitive agreement to sell our 588-megawatt Desert Basin plant, located in Casa Grande, Arizona, to SRP of Phoenix for $289 million. The transaction is subject to regulatory approvals, including the FERC, and certain third-party consents and approvals. The transaction is expected to close by the end of 2003. We intend to use the net proceeds of approximately $287 million to prepay indebtedness of our senior secured debt or, subject to the limitations in our March 2003 credit facilities, for the possible acquisition of the common stock of Texas Genco. For further information regarding the sale of our Desert Plant operations and the impact on our results of operations, see note 19 to our interim financial statements.

     We intend to use the net proceeds (after prepaying the RECE bank term loan) from the above asset sales to prepay indebtedness of our March 2003 credit facilities or for the possible acquisition of the common stock of Texas Genco. We are limited by our March 2003 credit facilities to utilize a maximum of $650 million of net proceeds from asset sales towards the acquisition of the common stock of Texas Genco. Any net proceeds above $650 million will be used to prepay indebtedness of our March 2003 credit facilities.

Other.

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

     California Trade Receivables and the FERC Refunds. As of June 30, 2003, we were owed total receivables, including interest, of $205 million (net of estimated refund provision) by the Cal ISO, the Cal PX, the CDWR and California Energy Resources Scheduler for energy sales in the California wholesale market during the fourth quarter of 2000 through June 30, 2003. For additional information regarding these receivables and uncertainties in the California wholesale market, see note 13(e) to our interim financial statements.

     Counterparty Credit Risk. For a discussion of our counterparty credit risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading and Marketing Operations" and our Form 8-K.

     Liberty Electric Generating Station Contingency. The output of the Liberty generating station is contracted under a tolling agreement (which has been rejected) between LEP, a wholly-owned indirect subsidiary of Orion Power, and PGET. For information regarding Liberty's default under its credit facility and issues related to this tolling agreement, the financing of the Liberty generating station and other related contingencies, including foreclosure concerns, see notes 10 and 13(f) to our interim financial statements.

     Other Items. For other items that may affect our future cash flows from operations, see our Form 8-K.

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

     Receivables Facility Agreement. In July 2002, we entered into a receivables facility arrangement with a financial institution to sell an undivided interest in accounts receivable from residential and small commercial retail electric customers under which, on an ongoing basis, the financial institution will invest a maximum of $200 million for its interest in such receivables. Pursuant to this receivables facility, we formed a QSPE as a bankruptcy remote subsidiary. For additional information regarding this transaction, see note 14 to our interim financial statements.

     REMA Sales/Leaseback Transactions. In August 2000, we entered into separate sale/leaseback transactions with each of the three owner-lessors for our interests in three generating stations acquired in the REMA acquisition. For additional discussion of these lease transactions, see note 14(a) to our Form 8-K.

       NEW ACCOUNTING PRONOUNCEMENTS, SIGNIFICANT ACCOUNTING POLICIES AND
                          CHRITICAL ACOUNTING ESTIMATES

NEW ACCOUNTING PRONOUNCEMENTS

     For discussion regarding new accounting pronouncements that impact us, see note 2 to our interim financial statements.

SIGNIFICANT ACCOUNTING POLICIES

     For discussion regarding our significant accounting policies, see note 2 to our Form 8-K.

CRITICAL ACCOUNTING ESTIMATES

     For discussion regarding our critical accounting estimates, see our Form
8-K.

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

     In March 2003, we decided to exit our proprietary trading activities and liquidate, to the extent practicable, our proprietary positions. For further discussion of this, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     We seek to monitor and control our trading risk exposures through a variety of processes and committees. For additional information, see "Quantitative and Qualitative Disclosures About Market Risk - Risk Management Structure" in our Form 8-K.

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

     The following table presents the daily value at risk for substantially all of our trading and marketing positions for the three and six months ended June 30, 2002 and 2003 based on a 95% confidence level and primarily a one day holding period for natural gas and petroleum products and holding periods of 1 to 20 days based on the risk profile of the portfolio for power products:

                                                              JUNE 30,
                                                     ---------------------------
                                                         2002           2003
                                                     ------------   ------------
                                                            (IN MILLIONS)
As of June 30, 2002 and 2003 .....................   $         19   $          4
Three months ended June 30, 2002 and 2003:
    Average ......................................             17              9
    High .........................................             29             11
    Low ..........................................             12              4
Six months ended June 30, 2002 and 2003:
    Average ......................................             17             10
    High .........................................             29             35
    Low ..........................................             12              4

     During the six months ended June 30, 2003, average value at risk exposure was lower compared to the full year in 2002 due to certain power marketing activities in ERCOT related to our retail energy segment no longer being accounted for on a mark-to-market method of accounting. Lower overall trading volumes during 2003 due to the decline in proprietary trading also contributed to a reduction in value at risk. There was a short-term increase in value at risk during February 2003 due to volatility in the natural gas market. As a result and prior to exiting proprietary trading activities, we realized a trading loss related to certain of our natural gas trading positions of approximately $80 million pre-tax during the three months ended March 31, 2003.

NON-TRADING MARKET RISK

    We assess the risk of our non-trading derivatives using a sensitivity analysis method.

    Commodity Price Risk. Derivative instruments, which we use as economic hedges, create exposure to commodity prices, which, in turn, offset the commodity exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in earnings based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their June 30, 2003 levels would have decreased the fair value of our non-trading energy derivatives by $69 million.

     Interest Rate Risk. We have issued long-term debt and have obligations under bank facilities that subject us to the risk of loss associated with movements in market interest rates.

     Our floating-rate obligations aggregated $6.7 billion at June 30, 2003. If the floating interest rates were to increase by 10% from June 30, 2003 rates, our interest expense would increase by a total of $2.5 million each month in which such increase continued. This does not include the impact of our interest rate swaps discussed below.

     On July 1, 2003, we issued $550 million 9.25% senior secured notes due July 15, 2010 and $550 million 9.50% senior secured notes due July 15, 2013 and received net proceeds, after deducting the initial purchasers' discount and estimated out-of-pocket expenses, of $1.056 billion. We used the net proceeds of the issuance to prepay $1.056 billion of a senior secured term loan under our refinanced credit facilities, which is a floating obligation. As a result of the July 2003 issuance of senior secured notes (see note 10 to our interim financial statements), our interest expense will increase substantially.

     At June 30, 2003, we had issued fixed-rate debt to third parties aggregating $777 million, excluding Liberty's fixed-rate debt of $165 million. As of June 30, 2003, the fair values of these debt instruments, excluding Liberty's fixed rate debt, were $762 million. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments, excluding

Liberty's fixed-rate debt, would increase by $35 million if interest rates were to decline by 10% from their rates at June 30, 2003.

     As of June 30, 2003, we have interest rate swap contracts with an aggregate notional amount of $850 million that fix the interest rate applicable to floating rate short-term debt and floating rate long-term debt. These swaps could be terminated at a cost of $129 million ($111 million for Orion MidWest and Orion NY and $18 million for Channelview) at June 30, 2003. These derivative instruments qualify for hedge accounting under SFAS No.133 and the periodic settlements are recognized as an adjustment to interest expense in the results of operations over the term of the related agreement. A decrease of 10% in the June 30, 2003 level of interest rates would increase the cost of terminating the interest rate swaps by $6 million. For information regarding the accounting for these interest rate derivative instruments, see notes 8 and 10 to our interim financial statements.

     During January 2003, we purchased three-month LIBOR interest rate caps to hedge our future floating rate risk associated with various credit facilities. The notional amounts of the interest rate caps are $4.0 billion for the period from July 1 to December 31, 2003, $3.0 billion for 2004 and $1.5 billion for 2005. The interest rate caps had a market value of $3 million at June 30, 2003. A decrease of 10% in the June 30, 2003 level of interest rates would cause the market value of the interest rate caps to decline by $1 million, resulting in a loss in earnings. For information regarding the accounting for these interest rate derivative instruments, see notes 8 and 10 to our interim financial statements.


                                      * * *

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     For a description of legal proceedings affecting us, see notes 13(d) and 13(e) to our interim financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In connection with our March 2003 refinancing, we issued to the lenders 20,373,326 warrants to acquire shares of our common stock. The exercise prices of the warrants are based on average market prices of our common stock during specified periods in proximity to the refinancing date. Of the total issued, 7,835,894 warrants vested in March 2003, 6,268,716 will vest if our refinanced credit facilities have not been reduced by an aggregate of $1.0 billion by May 2005 and the remaining 6,268,716 will vest if our refinanced credit facilities have not been reduced by an aggregate of $2.0 billion by May 2006. With the net proceeds of our issuance of senior secured notes on July 1, 2003, we have satisfied the May 2005 permanent reduction amount and therefore the applicable 6,268,716 warrants described above have been cancelled. The warrants that vested in March 2003 are exercisable until August 2008, and the remaining warrants are exercisable for a period of five years from the date they become vested. We received no separate cash or other consideration for the issuance of the warrants. The issuance of the warrants was not registered with the SEC in reliance upon Regulation D promulgated under the Securities Act of 1933.

     In June 2003, we issued $225 million aggregate principal amount of convertible senior subordinated notes in a private placement to qualified institutional buyers. The underwriters for the offering were Deutsche Bank Securities, Goldman, Sachs & Co., Banc of America Securities LLC, Barclays Capital, ABNAMRO Rothschild LLC and Commerzbank Securities. On July 2, 2003, we issued an additional $50 million as a result of the underwriters' exercise of their option to purchase additional notes. We received net proceeds from the issuances, after deducting the initial purchasers' discount and estimated out-of-pocket expenses, of $266 million. Our March 2003 credit facilities permit us to place cash proceeds from certain asset sales and offerings of junior securities in a restricted escrow account for the possible acquisition of the common stock of Texas Genco, and the net proceeds of the notes were placed in such an escrow account. The notes bear interest at 5.00% per annum, payable semi-annually on February 15 and August 15, and mature August 15, 2010. The first interest payment will be made on August 15, 2003. The notes are convertible into shares of our common stock at a conversion price of approximately $9.54 per share, subject to adjustment in certain circumstances. We may redeem the notes, in whole or in part, at any time on or after August 20, 2008, if the last reported sale price of our common stock is at least 125% of the conversion price then in effect for a specified period of time. The notes were not registered with the SEC in reliance upon Rule 144A promulgated under the Securities Act of 1933.

     In connection with our March 2003 credit facilities and the issuance of the senior secured notes on July 1, 2003, we became subject to restrictions on our ability to pay dividends on our common stock. For a discussion of the terms of these items, see note 10 to our interim financial statements.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Exhibits.

     See Index of Exhibits, which includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q by Item 601 of Regulation S-K.

(b) Reports on Form 8-K.

     We filed a Current Report on Form 8-K, dated March 31, 2003, (a) announcing we received an extension of the March 28 maturity date of the $2.9 billion Orion bridge loan until midnight, Monday, March 31, (b) announcing we successfully completed a $6.2 billion financing package, and (c) providing the slide presentation used by certain of our executive officers when they spoke to the public, as well as various members of the financial and investing community on April 1, 2003.

     We filed a Current Report on Form 8-K, dated April 13, 2003, (a) announcing the resignation of Steve Letbetter and (b) providing consolidated financial statements of Orion Power Holdings, Inc.

     We filed a Current Report on Form 8-K, dated April 28, 2003, providing consolidated financial statements of Reliant Energy Retail Holdings, LLC.

     We filed a Current Report on Form 8-K, dated May 8, 2003, (a) announcing our earnings for the quarter ended March 31, 2003 and (b) providing the slide presentation used by certain executive officers of Reliant Resources, Inc. when they spoke to the public, as well as various members of the financial and investing community on May 8, 2003.

     We filed a Current Report on Form 8-K, dated May 12, 2003, announcing that we had entered into a settlement with the United States Securities and Exchange Commission.

     We filed a Current Report on Form 8-K, dated May 15, 2003, providing consolidated interim financial statements of Orion Power Holdings, Inc.

     We filed a Current Report on Form 8-K, dated May 27, 2003, providing consolidated interim financial statements of Reliant Energy Mid-Atlantic Power Holdings, LLC.

     We filed a Current Report on Form 8-K, dated June 4, 2003, providing revised (a) Selected Financial Data, (b) Management's Discussion and Analysis of Financial Condition and Results of Operations, (c) Quantitative and Qualitative Disclosures About Market Risk, and (d) historical consolidated financial statements, as reported in our Annual Report on Form 10-K/A for the year ended December 31, 2002, as well as (e) the consent of our independent auditors and
(f) a glossary of terms used in (a)-(d).

     We filed a Current Report on Form 8-K, dated June 9, 2003, (a) announcing a presentation on the company on Tuesday, June 10 by our chief financial officer and (b) providing the slide presentation used by our chief financial officer when he spoke to the public, as well as various members of the financial and investing community on June 10, 2003.

     We filed a Current Report on Form 8-K, dated June 13, 2003, (a) announcing our request to the Public Utility Commission of Texas for permission to increase the price to beat for Houston-area residential electricity customers and (b) announcing the launch of a private placement of senior secured notes and convertible senior subordinated notes.

     We filed a Current Report on Form 8-K, dated June 19, 2003, announcing the pricing of $225 million of 5% convertible senior subordinated notes due 2010 in a placement with qualified institutional buyers under rule 144A.

     We filed a Current Report on Form 8-K, dated June 27, 2003, providing consolidated financial statements of Reliant Energy Retail Holdings, LLC.

     We filed a Current Report on Form 8-K, dated June 30, 2003, providing (a) Financial Statements and Supplementary Data of Reliant Resources, Inc. and Subsidiaries and (b) the consent of our independent auditors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    RELIANT RESOURCES, INC.
                                                         (Registrant)

                                                 By: /s/ Thomas C. Livengood
                                                     ---------------------------
                                                      Thomas C. Livengood
                                                 Vice President and Controller
                                                (Principal Accounting Officer)
                                                        August 13, 2003

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

                                                                                              SEC FILE OR
EXHIBIT                                                            REPORT OR REGISTRATION    REGISTRATION     EXHIBIT
NUMBER                    DOCUMENT DESCRIPTION                            STATEMENT             NUMBER       REFERENCE
-------     ------------------------------------------------    ---------------------------   -----------    ---------

3.1         Restated Certificate of Incorporation.              Reliant Resources, Inc.        333-48038        3.1
                                                                Registration Statement on
                                                                Form S-1

3.2         Amended and Restated Bylaws.                        Reliant Resources, Inc.         1-16455          3
                                                                Quarterly Report on Form
                                                                10-Q for the Quarterly
                                                                Period Ended March 31, 2001

4.2         Rights Agreement effective as of January 15,        Reliant Energy,                 1-3187          4.2
            2001 between Reliant Resources, Inc. and The        Incorporated's Quarterly
            Chase Manhattan Bank, as Rights Agent, including    Report on Form 10-Q for
            a form of Rights Certificate.                       the Quarterly Period Ended
                                                                March 31, 2001

4.3         Warrant Agreement, dated as of March 28, 2003,      Reliant Resources, Inc.         1-16455         4.3
            by Reliant Resources, Inc., for the benefit of      Amendment to Annual Report
            the holders from time to time.                      on Form 10-K/A for the
                                                                Year Ended December 31,
                                                                2002
+*10.1      Severance Agreement between Reliant Resources,
            Inc. and Robert W. Harvey, dated May 30, 2003.

+*10.2      First Amendment to Employment Agreement between
            Reliant Resources, Inc. and Mark M. Jacobs, dated April 30, 2003.

+31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange
            Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange
            Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.

+32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.