Form 10-Q
period 2003-09-30
RELIANT RESOURCES INC
filed 2003-11-12
CIK 1126294

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to
                               --------------    ---------------


                                  -----------

                         Commission file number 1-16455

                             RELIANT RESOURCES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                   76-0655566
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                                1000 Main Street
                              Houston, Texas 77002
               (Address of Principal Executive Offices) (Zip Code)

                                 (713) 497-3000
              (Registrant's Telephone Number, Including Area Code)

                                  -----------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

As of November 10, 2003, Reliant Resources, Inc. had 294,591,650 shares of common stock outstanding, excluding 5,212,350 shares held by the Registrant as treasury stock.

================================================================================

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Operations (unaudited)
         Three and Nine Months Ended September 30, 2002 and 2003 ..................................     1

         Consolidated Balance Sheets (unaudited)
         December 31, 2002 and September 30, 2003 .................................................     2

         Consolidated Statements of Cash Flows (unaudited)
         Nine Months Ended September 30, 2002 and 2003 ............................................     3

         Notes to Unaudited Consolidated Interim Financial Statements .............................     4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ....    48

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............................    81

Item 4.  Controls and Procedures ..................................................................    84


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................................    85

Item 2.  Changes in Securities and Use of Proceeds ................................................    85

Item 4.  Submission of Matters to a Vote of Security Holders ......................................    85

Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................    85

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION


         When we make statements containing projections about our revenues, income, earnings and other financial items, our plans and objectives for the future, future economic performance, transactions for the sale of parts of our operations and financings related thereto, when we make statements containing any other projections or estimates about our assumptions relating to these types of statements, we are making "forward-looking statements." These statements usually relate to future events and anticipated revenues, earnings, business strategies, competitive position or other aspects of our operations or operating results. In many cases you can identify forward-looking statements by terminology such as "anticipate," "estimate," "believe," "continue," "could," "intend," "may," "plan," "potential," "predict," "should," "will," "expect," "objective," "projection," "forecast," "goal," "guidance," "outlook" and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Although we believe that the expectations and the underlying assumptions reflected in our forward-looking statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are not guarantees of future performance or events. Such statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

         In addition to the matters described in this report and the exhibits attached hereto, the following are some of the factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

         o changes in laws and regulations, including deregulation, re-regulation and restructuring of the electric utility industry, changes in or application of environmental and other laws and regulations to which we are subject, and changes in or application of laws or regulations applicable to other aspects of our business, such as hedging activities;

         o the outcome of pending lawsuits, governmental proceedings and investigations;

         o the effects of competition, including the extent and timing of the entry of additional competitors in our markets;

         o        liquidity concerns in our markets;

         o        our pursuit of potential business strategies;

         o the timing and extent of changes in commodity prices and interest rates;

         o the availability of adequate supplies of fuel, water and associated transportation necessary to operate our portfolio of generation assets;

         o weather variations and other natural phenomena, which can affect the demand for power from or our ability to produce power at our generating facilities;

         o financial market conditions and our access to capital, including availability of funds in the capital markets for merchant generation companies;

         o the creditworthiness or bankruptcy or other financial distress of our counterparties;

         o actions by rating agencies with respect to us or our competitors;

         o        acts of terrorism or war;

         o        the availability and price of insurance;

         o political, legal, regulatory and economic conditions and developments;

         o the successful operation of deregulating power markets; the reliability of the systems, procedures and other infrastructure necessary to operate our retail electric business, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas;

         o the resolution of the refusal by certain California market participants to pay our receivables balances and the resolution of the refund methodologies; and

         o the outcome of regulatory approval processes relating to the pending sale of our European energy operations (including the impact of these processes under the terms and conditions of the share purchase agreement relating to the disposition of these operations) and the consequences of a significant delay in the consummation of, or the termination of, the share purchase agreement relating to these operations.

Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. For more information regarding the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Item 7 of our Form 10-K/A filed on May 1, 2003 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the three and six months ended June 30, 2002 and 2003 in our Quarterly Report on Form 10-Q filed on August 13, 2003.

                                     PART I.
                              FINANCIAL INFORMATION

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED SEPTEMBER  30,  NINE MONTHS ENDED SEPTEMBER  30,
                                                               ---------------------------------  --------------------------------
                                                                   2002                 2003           2002            2003
                                                               -------------      -------------    -------------    -------------
REVENUES:
  Revenues .................................................   $   5,065,446      $   3,759,040    $   8,711,628    $   9,208,821
  Trading margins ..........................................         115,153             26,356          280,882          (44,943)
                                                               -------------      -------------    -------------    -------------
    Total ..................................................       5,180,599          3,785,396        8,992,510        9,163,878
                                                               -------------      -------------    -------------    -------------
EXPENSES:
  Fuel and cost of gas sold ................................         427,709            398,675          825,892        1,078,294
  Purchased power ..........................................       3,824,596          2,431,593        6,117,824        6,121,590
  Accrual for payment to CenterPoint Energy, Inc. ..........          89,000                 --           89,000           46,700
  Operation and maintenance ................................         235,531            215,944          588,388          645,209
  General, administrative and development ..................         204,429            129,308          476,195          404,976
  Wholesale energy goodwill impairment .....................              --            985,000               --          985,000
  Depreciation .............................................         117,394            104,501          253,460          266,745
  Amortization .............................................           6,561             28,148           14,961           45,825
                                                               -------------      -------------    -------------    -------------
    Total ..................................................       4,905,220          4,293,169        8,365,720        9,594,339
                                                               -------------      -------------    -------------    -------------
OPERATING INCOME (LOSS) ....................................         275,379           (507,773)         626,790         (430,461)
                                                               -------------      -------------    -------------    -------------
OTHER (EXPENSE) INCOME:
  (Losses) gains from investments, net .....................          (2,422)              (253)           3,479            1,602
  Income (loss) of equity investments ......................             796              2,983           10,586             (617)
  Other, net ...............................................           7,780             (3,633)           6,583           (5,079)
  Interest expense .........................................         (92,415)          (153,899)        (178,853)        (365,387)
  Interest income ..........................................           9,292              4,556           14,340           23,712
  Interest income - affiliated companies, net ..............             570                 --            4,754               --
                                                               -------------      -------------    -------------    -------------
    Total other expense ....................................         (76,399)          (150,246)        (139,111)        (345,769)
                                                               -------------      -------------    -------------    -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES ....................................................         198,980           (658,019)         487,679         (776,230)
  Income tax expense .......................................          91,046            132,567          188,522           97,047
                                                               -------------      -------------    -------------    -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS ...................         107,934           (790,586)         299,157         (873,277)
  (Loss) income from discontinued operations before
    income taxes ...........................................         (10,382)          (104,350)         119,031         (416,304)
  Income tax expense .......................................          47,116             21,403           95,823           61,014
                                                               -------------      -------------    -------------    -------------
  (Loss) income from discontinued operations ...............         (57,498)          (125,753)          23,208         (477,318)
                                                               -------------      -------------    -------------    -------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES ..................................................          50,436           (916,339)         322,365       (1,350,595)
  Cumulative effect of accounting changes, net of tax ......              --                 --         (233,600)         (24,055)
                                                               -------------      -------------    -------------    -------------
NET INCOME (LOSS) ..........................................   $      50,436      $    (916,339)   $      88,765    $  (1,374,650)
                                                               =============      =============    =============    =============

BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations .................   $        0.37      $       (2.69)   $        1.03    $       (2.98)
  (Loss) income from discontinued operations, net of tax ...           (0.20)             (0.42)            0.08            (1.64)
                                                               -------------      -------------    -------------    -------------
  Income (loss) before cumulative effect of accounting
    changes ................................................            0.17              (3.11)            1.11            (4.62)
  Cumulative effect of accounting changes, net of tax ......              --                 --            (0.80)           (0.08)
                                                               -------------      -------------    -------------    -------------
  Net income (loss) ........................................   $        0.17      $       (3.11)   $        0.31    $       (4.70)
                                                               =============      =============    =============    =============

DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations .................   $        0.37      $       (2.69)   $        1.02    $       (2.98)
  (Loss) income from discontinued operations, net of tax ...           (0.20)             (0.42)            0.08            (1.64)
                                                               -------------      -------------    -------------    -------------
  Income (loss) before cumulative effect of accounting
    changes ................................................            0.17              (3.11)            1.10            (4.62)
  Cumulative effect of accounting changes, net of tax ......              --                 --            (0.80)           (0.08)
                                                               -------------      -------------    -------------    -------------
  Net income (loss) ........................................   $        0.17      $       (3.11)   $        0.30    $       (4.70)
                                                               =============     ==============   ==============   ==============


      See Notes to our Unaudited Consolidated Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   DECEMBER 31, 2002    SEPTEMBER 30, 2003
                                                                                   -----------------    ------------------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................   $       1,114,850    $          130,943
  Restricted cash ..............................................................             212,595               233,594
  Accounts and notes receivable, principally customer, and accrued unbilled
    retail revenues of $216,291 and $333,518, net ..............................           1,173,957               732,436
  Notes receivable related to receivables facility .............................             167,996               461,075
  Fuel stock and petroleum products ............................................             162,852               124,425
  Materials and supplies .......................................................             111,814               142,276
  Trading and marketing assets .................................................             635,851               235,575
  Non-trading derivative assets ................................................             345,551               444,345
  Margin deposits on energy trading and hedging activities .....................             312,641                82,773
  Accumulated deferred income taxes ............................................              58,335               140,037
  Prepayments and other current assets .........................................             143,199               175,194
  Current assets of discontinued operations ....................................             663,862               610,195
                                                                                   -----------------    ------------------
      Total current assets .....................................................           5,103,503             3,512,868
                                                                                   -----------------    ------------------
Property, plant and equipment, gross ...........................................           7,413,163             9,155,419
Accumulated depreciation .......................................................            (421,784)             (647,608)
                                                                                   -----------------    ------------------
PROPERTY, PLANT AND EQUIPMENT, NET .............................................           6,991,379             8,507,811
                                                                                   -----------------    ------------------
OTHER ASSETS:
  Goodwill, net ................................................................           1,540,506               482,533
  Other intangibles, net .......................................................             736,689               717,773
  Equity investments ...........................................................             103,199                97,270
  Trading and marketing assets .................................................             300,983               191,010
  Non-trading derivative assets ................................................              97,014               124,450
  Accumulated deferred income taxes ............................................               3,430                 2,805
  Prepaid lease ................................................................             200,052               232,538
  Restricted cash ..............................................................               7,000               315,310
  Other ........................................................................             206,638               382,880
  Long-term assets of discontinued operations ..................................           2,378,427             2,057,015
                                                                                   -----------------    ------------------
      Total other assets .......................................................           5,573,938             4,603,584
                                                                                   -----------------    ------------------
      TOTAL ASSETS .............................................................   $      17,668,820    $       16,624,263
                                                                                   =================    ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and short-term borrowings ..................   $         819,690    $          411,838
  Accounts payable, principally trade ..........................................             755,267               567,216
  Trading and marketing liabilities ............................................             505,362               180,514
  Non-trading derivative liabilities ...........................................             326,114               360,773
  Margin deposits from customers on energy trading and hedging activities ......              50,203                45,042
  Retail customer deposits .....................................................              51,750                53,044
  Accumulated deferred income taxes ............................................              18,394                    --
  Other ........................................................................             310,279               357,587
  Current liabilities of discontinued operations ...............................           1,087,808             1,074,856
                                                                                   -----------------    ------------------
      Total current liabilities ................................................           3,924,867             3,050,870
                                                                                   -----------------    ------------------
OTHER LIABILITIES:
  Accumulated deferred income taxes ............................................             393,495               473,482
  Trading and marketing liabilities ............................................             232,140               174,138
  Non-trading derivative liabilities ...........................................             162,389               139,787
  Accrual for payment to CenterPoint Energy, Inc. ..............................             128,300               175,000
  Benefit obligations ..........................................................             113,015               120,023
  Other ........................................................................             293,398               291,424
  Long-term liabilities of discontinued operations .............................             759,818               801,007
                                                                                   -----------------    ------------------
      Total other liabilities ..................................................           2,082,555             2,174,861
                                                                                   -----------------    ------------------
LONG-TERM DEBT .................................................................           6,008,510             7,113,308
                                                                                   -----------------    ------------------
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
  Preferred stock; par value $0.001 per share (125,000,000 shares
    authorized; none outstanding) ..............................................                  --                    --
  Common stock; par value $0.001 per share (2,000,000,000 shares
    authorized; 299,804,000 issued) ............................................                  61                    61
  Additional paid-in capital ...................................................           5,836,957             5,841,424
  Treasury stock at cost, 9,198,766 and 5,214,806 shares .......................            (158,483)              (89,817)
  Retained earnings (deficit) ..................................................               3,539            (1,371,111)
  Accumulated other comprehensive loss .........................................             (67,692)              (95,333)
  Accumulated other comprehensive income from discontinued operations ..........              38,506                    --
                                                                                   -----------------    ------------------
    Stockholders' equity .......................................................           5,652,888             4,285,224
                                                                                   -----------------    ------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $      17,668,820    $       16,624,263
                                                                                   =================    ==================



      See Notes to our Unaudited Consolidated Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            -------------------------------
                                                                                                 2002               2003
                                                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................................................    $      88,765     $  (1,374,650)
  (Income) loss from discontinued operations ...........................................          (23,208)          477,318
                                                                                            -------------     -------------
  Net income (loss) from continuing operations and cumulative effect of
accounting changes .....................................................................           65,557          (897,332)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Cumulative effect of accounting changes ............................................          233,600            24,055
    Wholesale energy goodwill impairment ...............................................               --           985,000
    Depreciation and amortization ......................................................          268,421           312,570
    Deferred income taxes ..............................................................          187,113            28,865
    Net trading and marketing assets and liabilities ...................................           (8,859)          (38,511)
    Net non-trading derivative assets and liabilities ..................................          (21,584)           45,869
    Net amortization of contractual rights and obligations .............................          (50,128)           (7,997)
    Amortization of deferred financing costs ...........................................            1,219            69,510
    Undistributed earnings of unconsolidated subsidiaries ..............................           (7,612)            3,575
    Accrual for payment to CenterPoint Energy, Inc. ....................................           89,000            46,700
    Curtailment and related benefit enhancement ........................................           47,356                --
    Other, net .........................................................................          (11,837)           (9,721)
    Changes in other assets and liabilities (net of acquisition):
      Restricted cash ..................................................................          114,077           (57,794)
      Accounts and notes receivable and unbilled revenue, net ..........................         (537,017)           59,188
      Accounts receivable/payable - formerly affiliated companies, net .................           26,603                --
      Fuel stock and petroleum products and materials and supplies .....................          (94,380)           10,243
      Collateral for electric generating equipment, net ................................          136,013                --
      Margin deposits on energy trading and hedging activities, net ....................         (129,755)          224,707
      Net non-trading derivative assets and liabilities ................................          119,737           (98,891)
      Prepaid lease obligation .........................................................          (93,309)          (32,486)
      Other current assets .............................................................          (13,427)          (35,452)
      Other assets .....................................................................          (19,073)          (91,232)
      Accounts payable .................................................................          102,548          (142,910)
      Taxes payable/receivable .........................................................          (28,446)           96,970
      Other current liabilities ........................................................           91,178            34,582
      Other liabilities ................................................................          (84,291)           14,211
                                                                                            -------------     -------------
        Net cash provided by continuing operations from operating activities ...........          382,704           543,719
        Net cash used in discontinued operations from operating activities .............         (110,474)          (15,968)
                                                                                            -------------     -------------
        Net cash provided by operating activities ......................................          272,230           527,751
                                                                                            -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .................................................................         (455,469)         (472,016)
  Business acquisition, net of cash acquired ...........................................       (2,963,801)               --
  Restricted cash ......................................................................               --          (271,516)
  Other, net ...........................................................................             (929)              259
                                                                                            -------------     -------------
        Net cash used in continuing operations from investing activities ...............       (3,420,199)         (743,273)
        Net cash provided by (used in) discontinued operations from investing
           activities ..................................................................          118,230           (13,360)
                                                                                            -------------     -------------
        Net cash used in investing activities ..........................................       (3,301,969)         (756,633)
                                                                                            -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .........................................................           13,537         1,611,850
  Payments of long-term debt ...........................................................         (192,785)       (1,134,361)
  Increase (decrease) in short-term borrowings and revolving credit facilities, net ....        4,284,145        (1,072,976)
  Change in notes with formerly affiliated companies, net ..............................          385,652                --
  Payments of financing costs ..........................................................          (10,174)         (183,101)
  Other, net ...........................................................................           13,670             7,684
                                                                                            -------------     -------------
        Net cash provided by (used in) continuing operations from financing
          activities ...................................................................        4,494,045          (770,904)
        Net cash used in discontinued operations from financing activities .............         (202,435)              (10)
                                                                                            -------------     -------------
        Net cash provided by (used in) financing activities ............................        4,291,610          (770,914)
                                                                                            -------------     -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...........................            5,845            15,889
                                                                                            -------------     -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ................................................        1,267,716          (983,907)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................................           97,579         1,114,850
                                                                                            -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................................    $   1,365,295     $     130,943
                                                                                            =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
    Interest paid (net of amounts capitalized) for continuing operations ...............    $     169,723     $     319,148
    Income taxes paid (net of income tax refunds received) for continuing
      operations .......................................................................            8,069           (27,989)


      See Notes to our Unaudited Consolidated Interim Financial Statements

                    RELIANT RESOURCES, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

         In this Quarterly Report on Form 10-Q (Form 10-Q), "Reliant Resources" refers to Reliant Resources, Inc. (Reliant Resources), and "we", "us" and "our" refer to Reliant Resources, Inc. and its subsidiaries, unless we specify or the context indicates otherwise. Included in this Form 10-Q are our interim consolidated financial statements and notes (interim financial statements). The interim financial statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with our audited consolidated financial statements and notes included in our Current Report on Form 8-K filed on June 30, 2003.

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

         CenterPoint Energy, Inc. was formed on August 31, 2002 as the new holding company of Reliant Energy. We refer to CenterPoint Energy, Inc. and its predecessor company, Reliant Energy, as "CenterPoint." Unless clearly indicated otherwise these references to "CenterPoint" mean CenterPoint Energy, Inc. on or after August 31, 2002 and Reliant Energy prior to August 31, 2002. CenterPoint is a diversified energy services and energy delivery company that owned the majority of Reliant Resources outstanding common stock prior to September 30, 2002. On September 30, 2002, CenterPoint distributed all of the 240 million shares of our common stock it owned to its common shareholders of record as of the close of business on September 20, 2002 (Distribution). The Distribution completed the separation of Reliant Resources and CenterPoint into two separate publicly held companies.

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

         The consolidated statements of operations include all revenues and costs directly attributable to us, including costs for facilities and costs for functions and services performed by centralized CenterPoint organizations and directly charged to us based on usage or other allocation factors prior to the Distribution. The results of operations for the three and nine months ended September 30, 2002, in these interim financial statements also include general corporate expenses allocated by CenterPoint to us prior to the Distribution. All of the allocations in the interim financial statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations may not necessarily be indicative of the costs and expenses that would have resulted if we had operated as a separate entity prior to the Distribution.

         Our financial reporting segments include the following: retail energy, wholesale energy and other operations. The retail energy segment includes our retail electric operations and associated supply activities. This segment provides customized electricity and related energy services to large commercial, industrial and institutional customers in Texas and, to a lesser extent, in New Jersey. We also provide standardized electricity and related services to residential and small commercial customers in Texas. In addition, the retail energy segment includes our Electric Reliability Council of Texas (ERCOT) generation facilities. The wholesale energy segment includes our non-ERCOT portfolio of electric power generation facilities and related fuel delivery and storage asset positions. The wholesale energy segment procures fuel and markets energy and energy services to optimize its asset portfolio. The other operations segment primarily includes unallocated general corporate expenses and non-operating investments. See note 17 regarding the sale of our European energy operations and the classification as discontinued operations.

(2) NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements.

         SFAS No. 149. In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component, as discussed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). SFAS No. 149 also amends certain existing pronouncements, which will result in more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of SFAS No. 149 did not have a material impact on our consolidated financial statements.

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

         We adopted FIN No. 46 on January 1, 2003, as it relates to our variable interests in three power generation projects that were being constructed by off-balance sheet entities under construction agency agreements, which pursuant to this guidance required consolidation upon adoption. Results for the nine months ended September 30, 2003, include the cumulative effect of accounting change of $1 million loss, net of tax. As of January 1, 2003, these entities had property, plant and equipment of $1.3 billion, net other assets of $3 million and secured debt obligations of $1.3 billion. These entities' financing agreements, the construction agency agreements and the related guarantees were terminated as part of the refinancing in March 2003. For information regarding the refinancing, see note 10.

         The application of FIN No. 46 is still evolving as the FASB continues to address issues submitted for consideration. On October 9, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, "Effective Date of FASB Interpretation No. 46," which allows enterprises to defer the application date for variable interests or potential variable interests entities created before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. We will continue to assess our adoption of FIN No. 46 and the application of clarified or revised guidance.

         EITF No. 03-11. In July 2003, the EITF issued EITF Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-03" (EITF No. 03-11). The EITF reached a consensus that realized gains and losses on derivative contracts not "held for trading purposes" should be reported either on a net or gross basis based on the relevant facts and circumstances. In analyzing these facts and circumstances, EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," should be applied. Reclassification of prior year amounts is not required. EITF No. 03-11 became effective October 1, 2003. We believe the application of EITF No. 03-11 could result in a significant amount of our commodity hedging activities to be reported on a net basis prospectively that were previously reported on a gross basis.

Other Accounting Pronouncements.

         SFAS No. 143. In June 2001, the Financial Accounting Standards Board
(FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). On January 1, 2003, we adopted the provisions of this statement. SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 requires entities to record a cumulative effect of a change in accounting principle in the statement of operations in the period of adoption. Prior to the adoption of SFAS No. 143, we recorded asset retirement obligations in connection with certain business combinations. These obligations were recorded at their undiscounted estimated fair values on the dates of acquisition. Our asset retirement obligations primarily relate to the required future dismantling of power plants and auxiliary equipment at our European energy operations. We also have asset retirement obligations related primarily to future dismantlement of power plants on leased property and environmental obligations related to ash disposal site closures in our wholesale energy segment. The impact of the adoption of SFAS No. 143 resulted in a gain of $19 million, net of tax of $10 million, or $0.06 per share, as a cumulative effect of an accounting change in our consolidated statement of operations for the nine months ended September 30, 2003. Included in the gain is $16 million, net of tax of $7 million, related to our European energy operations, which are now reported as discontinued operations.

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

         If we had adopted SFAS No. 143 on January 1, 2002, the impact would have been immaterial to our consolidated income from continuing operations and net income.

         The following table presents the detail of our asset retirement obligations for continuing operations, which are included in other long-term liabilities in our consolidated balance sheet (in millions):


                  Balance at January 1, 2003 .......    $ 11
                  Accretion expense ................       1
                  Payments .........................      (2)
                                                        ----
                  Balance at September 30, 2003 ....    $ 10
                                                        ====

         SFAS No. 148. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123" (SFAS No. 148). This statement provides alternative methods of transition for a company that voluntarily changes to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual financial statements for fiscal years ending after December 15, 2002 and condensed financial statements for interim periods beginning after December 15, 2002. In addition, on April 22, 2003, the FASB announced that it plans to require all companies to expense the fair value of employee stock options. The FASB is still evaluating "fair value" valuation models and other items. We decided not to change to the fair value method of accounting for stock-based employee compensation in 2003. We have adopted the disclosure requirements of SFAS No. 148 for our interim financial statements for 2003.

         We apply the intrinsic method of accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the intrinsic value method, no compensation expense is recorded when options are issued with an exercise price equal to or greater than the market price of the underlying stock on the date of grant. Since our stock options have all been granted with the exercise price equal to or greater than market value at date of grant, no compensation expense has been recognized under APB No. 25. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148 and disclose the pro forma effect on net income (loss) and per share amounts as if the fair value method of accounting had been applied to all stock awards. Had compensation costs been determined as prescribed by SFAS No. 123, our net income (loss) and per share amounts would have approximated the following pro forma results for the three and nine months ended September 30, 2002 and 2003, which take into account the amortization of stock-based compensation, including performance shares, purchases under the employee stock purchase plan and stock options, to expense on a straight-line basis over the vesting periods:

                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  ----------------------------------
                                                                                       2002               2003
                                                                                  ---------------    ---------------
                                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net income (loss), as reported ...............................................    $            50    $          (916)
Add:  Stock-based employee compensation expense included in reported net
  income (loss), net of related tax effects ..................................                 --                  1
Deduct:  Total stock-based employee compensation expense determined under
  fair value based method for all awards, net of related tax effects .........                (10)                (8)
                                                                                  ---------------    ---------------
Pro forma net income (loss) ..................................................    $            40    $          (923)
                                                                                  ===============    ===============

Earnings (loss) per share:
  Basic, as reported .........................................................    $          0.17    $         (3.11)
                                                                                  ===============    ===============
  Basic, pro forma ...........................................................    $          0.14    $         (3.14)
                                                                                  ===============    ===============

  Diluted, as reported .......................................................    $          0.17    $         (3.11)
                                                                                  ===============    ===============
  Diluted, pro forma .........................................................    $          0.14    $         (3.14)
                                                                                  ===============    ===============


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  ----------------------------------
                                                                                       2002               2003
                                                                                  ---------------    ---------------
                                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net income (loss), as reported ...............................................    $            89    $        (1,375)
Add:  Stock-based employee compensation expense included in reported net
  income (loss), net of related tax effects ..................................                 --                  6
Deduct:  Total stock-based employee compensation expense determined under
  fair value based method for all awards, net of related tax effects .........                (31)               (25)
                                                                                  ---------------    ---------------
Pro forma net income (loss) ..................................................    $            58    $        (1,394)
                                                                                  ===============    ===============

Earnings (loss) per share:
  Basic, as reported .........................................................    $          0.31    $         (4.70)
                                                                                  ===============    ===============
  Basic, pro forma ...........................................................    $          0.20    $         (4.76)
                                                                                  ===============    ===============

  Diluted, as reported .......................................................    $          0.30    $         (4.70)
                                                                                  ===============    ===============
  Diluted, pro forma .........................................................    $          0.20    $         (4.76)
                                                                                  ===============    ===============


         FIN No. 45. In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others," (FIN No. 45) which increases the disclosure requirements for a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee issued after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur. We adopted the reporting requirements of FIN No. 45 on January 1, 2003. The adoption of FIN No. 45 had no impact to our historical interim financial statements, as existing guarantees are not subject to the measurement provisions. The adoption of FIN No. 45 did not have a material impact on our consolidated financial position or results of operations as of and for the three and nine months ended September 30, 2003 as the fair value of guarantees issued after December 31, 2002 was nominal on the date on which the guarantee was issued. See note 13(d).

         EITF No. 02-03. In June 2002, the Emerging Issues Task Force (EITF) had its initial meeting regarding EITF Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 02-03) and reached a consensus that all mark-to-market gains and losses on energy trading contracts should be shown net in the statement of operations whether or not settled physically. In October 2002, the EITF issued a consensus that superceded the June 2002 consensus. The October 2002 consensus required, among other things, that energy derivatives held for trading purposes be shown net in the statement of operations. This October 2002 consensus was effective for fiscal periods beginning after December 15, 2002. However, consistent with this consensus and as then allowed under EITF No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 98-10), beginning with the quarter ended September 30, 2002, we reported all energy trading and marketing activities on a net basis in the consolidated statements of operations.

         In October 2002, the EITF also reached a consensus to rescind EITF No. 98-10. All contracts that would have been accounted for under EITF No. 98-10, and that do not fall within the scope of SFAS No. 133, may no longer be marked-to-market through earnings, effective October 25, 2002. In addition, mark-to-market accounting is no longer applied to inventories used in the trading and marketing operations. This transition was effective for us for the first quarter of 2003. We recorded a cumulative effect of a change in accounting principle of $42 million loss, net of tax of $22 million, or $0.14 per diluted share, effective January 1, 2003, related to EITF No. 02-03 for the nine months ended September 30, 2003. The cumulative effect reflects the fair value, as of January 1, 2003, of certain contracts that had been marked to market under EITF No. 98-10 that did not meet the definition of a derivative under SFAS No. 133.

         Prior to 2003, our retail energy segment's contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 were accounted for under the mark-to-market method of accounting pursuant to EITF No. 98-10. Under the mark-to-market method of accounting, these contractual commitments were recorded at fair value in revenues on a net basis upon contract execution. The net changes in their fair values were recognized in the consolidated statements of operations as revenues on a net basis in the period of change through 2002. Effective January 1, 2003, we no longer mark-to-market in earnings a substantial portion of these electricity sales contracts and the related energy supply contracts in connection with the implementation of EITF No. 02-03. Beginning in January 2003, we began applying the "normal" purchase and sale exception of SFAS No. 133 to a substantial portion of our retail large commercial, industrial and institutional sales contracts that had previously been recorded under mark-to-market accounting under EITF No. 98-10. Under the "normal" purchase and sale exception, we utilize accrual accounting for these contracts because they represent physical power sales in the normal course of business. The related revenues and purchased power and delivery fees are recorded on a gross basis in our results of operations. Due to the implementation of EITF No. 02-03, the results of operations related to our contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 are not comparable between 2002 and 2003. During the three and nine months ended September 30, 2002, our retail energy segment recognized $42 million and $27 million, respectively, of unrealized net gains related to its contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts. During the three and nine months ended September 30, 2003, volumes were delivered under contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for which $19 million and $50 million, respectively, was previously recognized as unrealized earnings in prior periods. As of September 30, 2003, our retail energy segment has unrealized gains that have been previously recorded in our results of operations of $42 million that will be realized when the electricity is delivered to our customers ($15 million in the remainder of 2003 and $27 million in 2004 through 2006). These unrealized gains of $42 million are recorded in non-trading derivative assets/liabilities in our consolidated balance sheet as of September 30, 2003 and the related contracts are accounted for as cash flow hedges or "normal" sales contracts under SFAS No. 133.

(3) HISTORICAL RELATED PARTY TRANSACTIONS

         Prior to the Distribution, as described in note 1, CenterPoint was a related party. The interim financial statements for 2002 include transactions between CenterPoint and us. These services included various corporate support services (accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. The costs of services have been directly charged or allocated to us using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had we been an unaffiliated entity. Amounts charged and allocated to us for these services for the three and nine months ended September 30, 2002, were $5 million and $15 million, respectively, and are included primarily in operation and maintenance expenses and general and administrative expenses. Some of our subsidiaries have entered into office rental agreements with CenterPoint. During the three and nine months ended September 30, 2002, we incurred $8 million and $24 million, respectively, of rent expense to CenterPoint. Net interest income related to various net receivables representing transactions between us and CenterPoint or its subsidiaries was $1 million and $5 million, respectively, during the three and nine months ended September 30, 2002.

         We purchased natural gas, natural gas transportation services, electric generation energy and capacity, and electric transmission services from, supplied natural gas to, and provided marketing and risk management services to affiliates of

CenterPoint. Purchases of electric generation energy and capacity and electric transmission services from CenterPoint and its subsidiaries were $634 million and $1.5 billion, respectively, for the three and nine months ended September 30, 2002. Purchases and sales related to our trading and marketing activities are recorded net in trading margins in the consolidated statements of operations. During the three and nine months ended September 30, 2002, the net purchases and sales and services from/to CenterPoint and its subsidiaries related to our trading and marketing operations totaled $16 million and $161 million, respectively. In addition, during the three and nine months ended September 30, 2002, other sales and services to CenterPoint and its subsidiaries totaled $2 million and $15 million, respectively. Sales and purchases to/from CenterPoint subsequent to the Distribution are not reported as affiliated transactions.

         During the three and nine months ended September 30, 2002, CenterPoint made equity contributions to us of $21 million, which primarily related to benefit obligations. During the three and nine months ended September 30, 2003, CenterPoint made equity contributions to us of $0 and $47 million, respectively. The $47 million in contributions in the first quarter of 2003 primarily related to the non-cash conversion to equity of accounts payable to CenterPoint.

(4) AGREEMENTS RELATING TO TEXAS GENCO

         Texas Genco, LP is a wholly-owned subsidiary of Texas Genco Holdings, Inc., a majority-owned subsidiary of CenterPoint, and owns the Texas generating assets formerly held by CenterPoint's electric utility division. Texas Genco, LP and Texas Genco Holdings, Inc. are collectively referred to herein as "Texas Genco." Texas Genco, as the affiliated power generator of CenterPoint's electric utility, is required by law to sell at auction 15% of the output of its installed generating capacity. These auction obligations will continue until January 2007, unless at least 40% of the electricity consumed by residential and small commercial customers in CenterPoint's service territory is being provided by retail electric providers other than us. We are not able to participate in these legally mandated capacity auctions. Under CenterPoint's agreement with us, Texas Genco must auction the remainder of its capacity after certain other adjustments. We have the right to participate directly in such auctions, without any restrictions on our level of participation. Texas Genco's obligation to auction its remaining capacity and our associated rights terminate (a) if we do not exercise our option to acquire CenterPoint's ownership interest in Texas Genco by January 24, 2004 or (b) if we exercise our option to acquire CenterPoint's ownership interest in Texas Genco, on (i) the closing of the acquisition or (ii) if the closing has not occurred, the last day of the sixteenth month after the month in which the option is exercised.

         We entered into a master power purchase contract with Texas Genco covering, among other things, our purchases of capacity and/or energy from Texas Genco's generating units. In connection with this contract, we have granted Texas Genco a security interest in our rights in the accounts receivable and related assets of certain of our subsidiaries. The liens on our rights in the accounts receivable and related assets are junior to our receivables facility and senior to our March 2003 credit facilities and to our senior secured notes. The term of the master power purchase contract terminates on either (a) the expiration date of the Texas Genco option, if the option is not exercised, or
(b) on the earlier of (i) the closing date of the acquisition of Texas Genco, if the option is exercised, or (ii) August 1, 2004. See note 14 regarding our receivables facility.

         In January 2003, CenterPoint distributed approximately 19% of the common stock of Texas Genco to CenterPoint shareholders. CenterPoint has granted us an option to purchase all of the remaining shares of common stock of Texas Genco held by CenterPoint. The option must be exercised between January 10, 2004 and January 24, 2004. Subject to the exercise price of the option, market conditions, available financing and our due diligence investigation of Texas Genco, we may elect to exercise the Texas Genco option. The per share exercise price under the option will be set as the average daily closing price on the national exchange for publicly held shares of common stock of Texas Genco for the 30 consecutive trading days with the highest average closing price during the 120 trading days ending January 9, 2004, plus a control premium, up to a maximum of 10%, to the extent a control premium is included in the valuation determination made by the PUCT. The exercise price is also subject to adjustment based on the difference between the per share dividends paid during the period there is a public ownership interest in Texas Genco and Texas Genco's per share earnings during that period. In the event that we exercise the option, we have the right to rescind our exercise within 45 days if we are unable to secure financing for the purchase of the Texas Genco shares on reasonable terms. We have agreed that if we exercise the Texas Genco option, we will also purchase all notes and other receivables from Texas Genco then held by CenterPoint, at their principal amount, plus accrued interest. Similarly, if Texas Genco holds notes or receivables from CenterPoint, CenterPoint will pay us in cash to assume CenterPoint's obligations under such instruments in an amount equal to the principal, plus accrued interest. See note 10 for discussion of our Texas Genco option and the related impacts from our various credit facilities and notes.

         We have purchased entitlements to some of the generation capacity of electric generation assets of Texas Genco. We purchased these entitlements in capacity auctions conducted by Texas Genco and pursuant to rights granted to us under an agreement with CenterPoint. As of September 30, 2003, we had purchased entitlements to capacity of Texas Genco averaging 6,848 megawatts (MW) per month in 2003, 4,913 MW per month in 2004 and 798 MW per month in 2005. Our anticipated capacity payments related to these capacity entitlements are $111 million for the remainder of 2003, $461 million for 2004 and $155 million for 2005. The capacity entitlements are accounted for as normal purchases under SFAS No. 133. See note 8 for discussion of our derivative financial instruments.

         We have entered into a support agreement with CenterPoint, pursuant to which we provide engineering and technical support services and environmental, safety and industrial health services to support operations and maintenance of Texas Genco's facilities. We also provide systems, technical, programming and consulting support services and hardware maintenance (but excluding plant-specific hardware) necessary to provide dispatch planning, dispatch, settlement and communication with the independent system operator. The fees we charge for these services are designed to allow us to recover our fully allocated direct and indirect costs and reimbursement of out-of-pocket expenses. Expenses associated with capital investment in systems and software that benefit both the operation of Texas Genco's facilities and our facilities in other regions are allocated on an installed MW basis. The term of this agreement will end on the first to occur of (a) the closing date of our possible acquisition of Texas Genco under the option, (b) CenterPoint's sale of Texas Genco, or all or substantially all of the generating assets of Texas Genco, if we do not exercise the Texas Genco option, or (c) May 31, 2005 if we do not exercise the option; however, Texas Genco may extend the term of this agreement until December 31, 2005.

(5) COMPREHENSIVE INCOME (LOSS)

         The following tables summarize the components of total comprehensive income (loss):

                                                            FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                            --------------------    -------------------
                                                              2002        2003       2002        2003
                                                            -------     -------     -------     -------
                                                                             (IN MILLIONS)
Net income (loss) ......................................    $    50     $  (916)    $    89     $(1,375)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments .............         (1)         (1)         (1)          1
  Deferred (loss) gain from cash flow hedges ...........        (93)        (24)         65          28
  Reclassification of net deferred loss (gain)
    from cash flow hedges realized in net
    income/loss ........................................         15         (50)          4         (55)
  Unrealized loss on available-for-sale securities .....         (3)         --          (2)         --
  Reclassification of unrealized gains on sale of
    available-for-sale securities realized in net
    income/loss ........................................         (1)         --          (3)         (1)
  Comprehensive (loss) income resulting from
    discontinued operations ............................        (32)         --          60         (39)
                                                            -------     -------     -------     -------
Comprehensive (loss) income ............................    $   (65)    $  (991)    $   212     $(1,441)
                                                            =======     =======     =======     =======


(6) BUSINESS ACQUISITIONS

         In February 2002, we acquired all of the outstanding shares of common stock of Orion Power Holdings, Inc. for an aggregate purchase price of $2.9 billion and assumed debt obligations of $2.4 billion. Orion Power refers to Orion Power Holdings, Inc. and its subsidiaries, unless we specify or the context indicates otherwise. We funded the Orion Power acquisition with a $2.9 billion credit facility and $41 million of cash on hand. As a result of the acquisition, our consolidated debt obligations also increased by the amount of Orion Power's debt obligations. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). Orion Power is an electric power generating company with a diversified portfolio of generating assets, both geographically across the states of New York, Pennsylvania, Ohio and West Virginia, and by fuel type, including gas, oil, coal and hydro.

         Our results of operations include the results of Orion Power for the period beginning February 19, 2002. The following tables present selected financial information and unaudited pro forma information for the nine months ended September 30, 2002, as if the acquisition had occurred on January 1, 2002:

                                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                                                 ------------------------------------
                                                                                 AS REPORTED                PRO FORMA
                                                                                 -----------                ---------
                                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Total revenues ..............................................................    $     8,993                $   9,100
Income from continuing operations ...........................................            299                      235
Income before cumulative effect of accounting change ........................            323                      259
Net income ..................................................................             89                       25

Basic earnings per share from continuing operations .........................    $      1.03                $    0.81
Basic earnings per share before cumulative effect of accounting change ......           1.11                     0.89
Basic earnings per share ....................................................           0.31                     0.09

Diluted earnings per share from continuing operations .......................    $      1.02                $    0.81
Diluted earnings per share before cumulative effect of accounting change ....           1.10                     0.89
Diluted earnings per share ..................................................           0.30                     0.09


         These unaudited pro forma results, based on assumptions we deem appropriate, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of Orion Power had occurred on January 1, 2002. Purchase-related adjustments to the results of operations include the effects on revenues, fuel expense, depreciation and amortization, interest expense, interest income and income taxes. Adjustments that affected revenues and fuel expense were a result of the amortization of contractual rights and obligations relating to the applicable power and fuel contracts that were in existence at January 1, 2002, as applicable. Such amortization included in the pro forma results above was based on the fair value of the contractual rights and obligations at February 19, 2002. The amounts applicable to 2002 were retroactively applied to January 1, 2002 through February 19, 2002 to arrive at the pro forma effect on those periods. The unaudited pro forma condensed interim financial information presented above reflects the acquisition of Orion Power in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

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

         SFAS No. 142 requires goodwill to be tested annually and between annual tests in certain circumstances. The date of our annual impairment test is as of November 1.

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

         Our goodwill impairment analyses estimate the fair value of our reporting units using a combination of approaches, including an income approach based on a discounted cash flow analysis, a market approach based on transactions in the marketplace for comparable types of assets and a comparable public company approach. The fair values of our reporting units have been determined by management with the assistance of an independent appraiser. The income approach used in our analysis is a discounted cash flow analysis based on our internal plans and contains numerous assumptions made by management and the independent appraiser, any of which if changed could significantly affect the outcome of the analysis.

         Goodwill Impairment Transition Test. During the third quarter of 2002, we completed the transitional goodwill impairment test required by SFAS No. 142, including the review of goodwill for impairment as of January 1, 2002. Based on our transitional impairment test, we recorded an impairment of our European energy segment's goodwill of $234 million, net of tax. This impairment loss was recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002. Based on the first step of this goodwill impairment test, no goodwill was impaired for our other reporting units.

         2002 Annual Goodwill Impairment Test. We performed our annual impairment test in 2002 effective November 1, 2002. In estimating the fair value of our European energy segment for the annual impairment test as of November 1, 2002, we considered the sales price in the agreement that we signed in February 2003 to sell our European energy operations to a Netherlands-based electricity distributor (see note 17). We concluded that the sales price reflected the best estimate of fair value of our European energy segment as of November 1, 2002, to use in such impairment test. Our annual impairment test determined that the full amount of our European energy segment's net goodwill of $482 million was impaired and such impairment was recorded in the fourth quarter of 2002. For additional information regarding this transaction and its impacts, see note 17. Our 2002 annual impairment test identified no other impairments of goodwill for our other reporting units.

         July 2003 Goodwill Impairment Test Related to our Wholesale Energy Segment. On July 9, 2003, we entered into a definitive agreement to sell our 588-megawatt Desert Basin plant. The sale closed on October 15, 2003. See note 18 for further discussion of this sale. This sale of our Desert Basin plant required us, in accordance with SFAS No. 142, to allocate a portion of the goodwill in the wholesale energy reporting unit to the Desert Basin plant operations on a relative fair value basis as of July 2003 in order to compute the gain or loss on disposal. SFAS No. 142 also required us to test the recoverability of goodwill in our remaining wholesale energy reporting unit as of July 2003. After the allocation of goodwill to the Desert Basin plant operations, our wholesale energy segment's remaining goodwill to be tested for impairment was approximately $1.4 billion. We did not allocate any goodwill to our Desert Basin plant operations prior to July 1, 2003.

         As a result of the July 2003 test, we recognized an impairment of $985 million (pre-tax and after-tax) during the three months ended September 30, 2003. This impairment was due to a decrease in the fair value of our wholesale energy reporting unit. This change in fair value is primarily due to: reduced projected commercialization opportunities related to our power generation assets; the elimination of proprietary trading; lower projected regulatory capacity values due to the lack of development of appropriate market structures and a lower outlook for revenues from existing regulatory capacity markets; reduced long-term margins from our existing portfolio as a result of lowering our estimates of the margins required to induce new capacity to enter the markets; potential for the retirement and/or mothballing of some of our facilities; lower market and comparable public company values data; and the level of working capital; partially offset by reductions in our commercial, operational and support groups costs and lower projected operations and maintenance expense. As of September 30, 2003, our wholesale energy reporting unit had remaining goodwill of $426 million.

         The internal cash flow analysis used in our July 2003 impairment analysis for our wholesale energy reporting unit was over a period of 15 years with an assumed terminal value of our operations at the end of the analysis using a multiple of 7.5 as applied to EBITDA (earnings from continuing operations before depreciation and amortization, interest expense, interest income and income taxes). For this impairment test, these after-tax cash flows (excluding interest) were discounted back to the date of the analysis at a risk-adjusted discount rate of 9% in order to determine the fair value of the reporting unit under the income approach. The income approach was weighted along with the market approach and comparable public company approach (which was weighted at 0%) to determine the fair value of the reporting unit. Our internal cash flow analyses for our wholesale energy reporting unit assumed that the demand for power in the regions in which we operate would rise at an average annual rate of approximately 2% over the next several years (depending on the region, the specific rate is projected to be somewhat higher or lower). This growth over time was assumed to result in decreasing reserve margins and increasing power generation margins. We assumed that margins would increase over time to a level such that new generation facilities will yield an after-tax rate of return on investment of 7.5% (depending on the region, estimated to be between 2008 and 2012). Our November 1, 2002 impairment test had assumed that power generation margins would increase over time to a level such that new generation facilities would be able to yield an after-tax rate of return on investment of 9%. This percentage was decreased due primarily to our belief that future construction of new generation facilities will likely be driven directly or indirectly by regulated utilities. As a result, we expect that power generation margins will increase over time to a level such that new generation facilities will yield an after-tax rate of return representative of a regulated utility's cost of capital (7.5%) rather than that of an independent power producer (9.0%), which was the basis for the November 2002 analysis.

         We plan to perform our annual goodwill impairment tests for our wholesale energy and retail energy reporting units effective November 1, 2003. If actual results of operations are worse than projected or our wholesale energy market outlook changes, we could have additional impairments of goodwill and impairments of our property, plant and equipment in future periods, which, in turn, could have a material adverse effect on our results of operations. Additionally, our ongoing evaluation of our wholesale energy business could lead to decisions to mothball, retire or dispose of assets. Any of these events could result in additional impairment charges related to goodwill and property, plant and equipment.

(8)  DERIVATIVE FINANCIAL INSTRUMENTS

         Effective January 1, 2001, we adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. If certain conditions are met, an entity may designate a derivative instrument as hedging (a) the exposure to changes in the fair value of an asset or liability (fair value hedge), (b) the exposure to variability in expected future cash flows (cash flow hedge) or (c) the foreign currency exposure of a net investment in a foreign operation. This statement requires that a derivative be recognized at fair value in the balance sheet whether or not it is designated as a hedge. For a derivative that is designated as a cash flow hedge, and depending on its effectiveness, changes in fair value are deferred as a component of accumulated other comprehensive income (loss), net of applicable taxes. For a derivative that is designated as a fair value hedge, changes in fair value of the hedge, as well as the hedged item, are recorded as unrealized gains or losses. For a derivative not designated as a hedge, changes in fair value are recorded as unrealized gains or losses. For a discussion of our hedge of foreign currency exposure of our anticipated net proceeds from the sale of our European energy operations, see note 17. Derivative contracts meeting the normal purchases and normal sales exception of SFAS No. 133 are not subject to the requirements of the statement.

         Cash Flow Hedges. During the three and nine months ended September 30, 2002, the amount of hedge ineffectiveness recognized in the results of operations from derivatives that are designated and qualify as cash flow hedges, including interest rate derivative instruments (see note 10(b)), was a loss of $18 million and $19 million, respectively. During the three and nine months ended September 30, 2003, the amount of hedge ineffectiveness recognized in the results of operations from derivatives that are designated and qualify as cash flow hedges, including interest rate derivative instruments, was a loss of $17 million and $32 million, respectively. For the three and nine months ended September 30, 2002 and 2003, no component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that a forecasted transaction will not occur, we immediately recognize in net income (loss) the deferred gains and losses recognized in accumulated other comprehensive income (loss). The associated hedging instrument is then marked to market through earnings for the remainder of the contract term. During the nine months ended September 30, 2002, we recognized a loss of approximately $0.2 million in earnings as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur. During the three and nine months ended September 30, 2003, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in our consolidated statements of operations under the captions (a) fuel expenses, in the case of natural gas purchase transactions, (b) purchased power, in the case of electric power purchase transactions, (c) revenues, in the case of electric power and natural gas sales transactions and financial electric power or natural gas derivatives and (d) interest expense, in the case of interest rate derivative transactions. As of September 30, 2003, we expect $44 million of losses netted in accumulated other comprehensive loss to be reclassified into net income (loss) during the period from October 1, 2003 to September 30, 2004.

         Classification of Economic Hedges. During the three months ended September 30, 2003, we changed our classification of certain derivative activities that historically were classified as trading activities to non-trading activities. These transactions do not meet the requirements for hedge accounting treatment under SFAS No. 133; however, such transactions were entered into to economically hedge commodity risk associated with our wholesale energy power generation operations. We have reclassified amounts in our consolidated statement of operations for the six months ended June 30, 2003 from trading margins of $7 million to revenues and purchased power expense based on the underlying hedged item resulting in an increase in revenues and purchased power expense of $15 million and $8 million, respectively. As of June 30, 2003, the amounts of non-trading derivative assets and liabilities previously classified as trading and marketing assets and liabilities were $25 million and $15 million, respectively. Corresponding amounts for these activities have not been reclassified for periods prior to January 1, 2003 as prior period amounts were not material to our consolidated financial statements.

(9) EQUITY INVESTMENTS

         We have a 50% interest in a 470 MW electric generation plant in Boulder City, Nevada. We have a 50% partnership interest in a 108 MW cogeneration plant in Orange, Texas. These equity investments are included in our wholesale energy segment.

         Our equity investments are as follows:

                                 DECEMBER 31, 2002    SEPTEMBER 30, 2003
                                 -----------------    ------------------
                                               (IN MILLIONS)
Nevada generation plant .....    $              73    $               67
Texas cogeneration plant ....                   30                    30
                                 -----------------    ------------------
  Equity investments ........    $             103    $               97
                                 =================    ==================


         As of September 30, 2003 the companies in which we have an equity investment carry debt that is currently estimated to be $136 million ($68 million based on our proportionate ownership interests of the investments).

         Summarized financial information for our equity method investments' operating results is as follows:

                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------    -------------------------------
                                     2002                 2003          2002                 2003
                                  ----------           ----------    ----------           ----------
                                                              (IN MILLIONS)
Nevada Generation Plant:
Revenues .....................    $       26           $       44    $       65           $      111
Gross margin .................             5                   10            14                   17
Operating income (loss) ......             1                    6            (2)                  (1)
Net (loss) income ............            (1)                   4            17                   (7)

Texas Cogeneration Plant:
Revenues .....................    $       11          $        14    $       30           $       49
Gross margin .................             3                    4            10                   12
Operating income .............             1                    1             4                    5
Net income ...................             1                    1             4                    5

(10) BANKING OR CREDIT FACILITIES, BONDS, NOTES AND OTHER DEBT

         The following table presents our debt outstanding to third parties as of December 31, 2002 and September 30, 2003:

                                                             DECEMBER 31, 2002                          SEPTEMBER 30, 2003
                                                     ----------------------------------      ------------------------------------
                                                     WEIGHTED                                WEIGHTED
                                                     AVERAGE                                 AVERAGE
                                                     INTEREST                                INTEREST
                                                      RATE(1)    LONG-TERM   CURRENT(2)      RATE(1)      LONG-TERM    CURRENT(2)
                                                     --------    ---------   ----------      --------     ---------    ----------
                                                                       (IN MILLIONS, EXCEPT INTEREST RATES)
BANKING OR DEBT FACILITIES, BONDS AND NOTES
  OTHER OPERATIONS SEGMENT:
    Senior secured term loans .................            --    $      --   $       --          5.27%    $   2,777    $       --
    Senior secured revolver ...................            --           --           --          5.27           487            --
    Senior priority revolver ..................            --           --           --            --            --            --
    Senior secured notes - 2010 ...............            --           --           --          9.25           550            --
    Senior secured notes - 2013 ...............            --           --           --          9.50           550            --
    Convertible senior subordinated notes .....            --           --           --          5.00           275            --
    Orion acquisition term loan ...............          3.68%       2,908(3)        --(3)         --            --            --
    364-day revolver/term loan ................          3.20          800(3)        --(3)         --            --            --
    Three-year revolver .......................          3.13          208(3)       350(3)         --            --            --
  WHOLESALE ENERGY SEGMENT:
    Orion Power and Subsidiaries:
      Orion Power senior notes ................         12.00          400           --         12.00           400            --
      Orion MidWest and Orion NY term loans ...          3.96        1,211          109          3.65         1,196            58
      Orion MidWest revolving working
        capital facility ......................          3.92           --           51          5.50            --            45
      Orion NY revolving working
        capital facility ......................            --           --           --            --            --            --
      Liberty credit agreement:
        Floating rate debt ....................          3.02           --          103          2.36            --            97(4)
        Fixed rate debt .......................          9.02           --          165          9.02            --           165(4)
    PEDFA bonds for Seward plant ..............            --           --           --          1.15           400            --
    REMA term loans ...........................            --           --           --          4.19            28            14
  RETAIL ENERGY SEGMENT:
    Reliant Energy Channelview LP:
      Term loans and revolving working
        capital facility:
        Floating rate debt ....................         2.81           290            9          2.54           285            11
        Fixed rate debt .......................         9.55            75           --          9.55            75            --
                                                                 ---------   ----------                   ---------    ----------
         Total facilities, bonds and notes .....                     5,892          787                       7,023           390
                                                                 ---------   ----------                   ---------    ----------
OTHER
    Adjustment to fair value of debt (5) .......           --           66            8            --            60             8
    Adjustment to fair value of
      interest rate swaps (5) ..................           --           46           19            --            36            13
    Adjustment to fair value of debt
      due to warrants ..........................           --           --           --            --            (7)           (3)
    Other - wholesale energy segment ...........         6.20            1           --          6.20             1            --
    Other - retail energy segment ..............         5.41            4            6          5.41            --             4
                                                                 ---------   ----------                   ---------    ----------
         Total other debt ......................                       117           33                          90            22
                                                                 ---------   ----------                   ---------    ----------
           Total debt ..........................                 $   6,009   $      820                   $   7,113    $      412
                                                                 =========   ==========                   =========    ==========

---------
(1) The weighted average interest rate is for borrowings outstanding as of December 31, 2002 or September 30, 2003, as applicable.

(2) Includes amounts due within one year of the date noted, as well as loans outstanding under revolving and working capital facilities classified as current liabilities.

(3) See below for a discussion of the facilities refinanced in March 2003. As a result of the refinancing, $3.9 billion has been classified as long-term as of December 31, 2002.

(4) Of the amount shown as current under the Liberty credit agreement, $9 million matures in the next twelve months as of September 30, 2003. The entire balance outstanding under this credit agreement has been classified as current. See below for further discussion.

(5) Debt and interest rate swaps acquired in the Orion Power acquisition were adjusted to fair market value as of the acquisition date. Included in the adjustment to fair value of debt is $68 million related to the Orion Power senior notes as of September 30, 2003. Included in the adjustment to fair value of interest rate swaps is $29 million and $20 million related to the Orion MidWest and Orion NY credit facilities, respectively, as of September 30, 2003. Included in interest expense is amortization of $2 million and $2 million for valuation adjustments for debt and $7 million and $4 million for valuation adjustments for interest rate swaps, respectively, for the three months ended September 30, 2002 and 2003, respectively. Included in interest expense is amortization of $5 million and $6 million for valuation adjustments for debt and $17 million and $16 million for valuation adjustments for interest rate swaps, respectively, for the nine months ended September 30, 2002 and 2003, respectively. These valuation adjustments are being amortized over the respective remaining terms of the related financial instruments.

         Restricted Net Assets of Subsidiaries. Certain of Reliant Resources' subsidiaries have effective restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements. The amount of restricted net assets of Reliant Resources' subsidiaries as of December 31, 2002 is approximately $3.3 billion. Such restrictions are on the net assets of Orion Power Capital, LLC (Orion Capital), Liberty Electric PA, LLC (Liberty) and Reliant Energy Channelview L.P. (Channelview). Orion Power Midwest, LP (Orion MidWest) and Orion Power New York, LP (Orion NY) are subsidiaries of Orion Capital.

(A) BANKING OR CREDIT FACILITIES, BONDS AND NOTES.

         The following table provides a summary of the amounts owed and amounts available as of September 30, 2003 under our various committed credit facilities, bonds and notes:

                                                                                        COMMITMENTS
                                               TOTAL                                    EXPIRING BY    PRINCIPAL AMORTIZATION
                                             COMMITTED   DRAWN    LETTERS OF   UNUSED   SEPTEMBER 30,     AND COMMITMENT
                                               CREDIT    AMOUNT     CREDIT     AMOUNT      2004           EXPIRATION DATE
                                             ---------   ------   ----------   ------   -------------  ----------------------
                                                                 (IN MILLIONS)
OTHER OPERATIONS SEGMENT:
  Senior secured term loans ................   $2,777    $2,777    $   --      $   --     $   --       March 2007
  Senior secured revolver ..................    2,100       487       831(1)      782         --       March 2007
  Senior priority revolver .................      300        --        --         300         --       2004 (2)
  Senior secured notes - 2010 ..............      550       550        --          --         --       July 2010
  Senior secured notes - 2013 ..............      550       550        --          --         --       July 2013
  Convertible senior subordinated notes ....      275       275        --          --         --       August 2010

WHOLESALE ENERGY SEGMENT:
  Orion Power and Subsidiaries:
    Orion Power senior notes ...............      400       400        --          --         --       May 2010
    Orion MidWest and Orion NY
      term loans ...........................    1,254     1,254                               58       December 2003 - October 2005
    Orion MidWest revolving
      working capital facility .............       75        45        17          13         --       October 2005
    Orion NY revolving working
      capital facility .....................       30        --        --          30         --       October 2005
    Liberty credit agreement ...............      284       262        17           5(3)       9       October 2003 - April 2026
  PEDFA bonds for Seward plant .............      400       400        --          --         --       December 2036
  REMA term loans ..........................       42        42        --          --         14       January 2004 - July 2006
RETAIL ENERGY SEGMENT:
  Reliant Energy Channelview LP:
    Term loans and revolving
      working capital facility .............      380       371        --           9         11       October 2003 - July 2024
                                               ------    ------    ------      ------     ------
      Total ................................   $9,417    $7,413    $  865      $1,139     $   92
                                               ======    ======    ======      ======     ======

------------
(1) Included in this amount is $407 million of letters of credit outstanding that support the $400 million of PEDFA bonds related to the Seward plant.

(2) The senior priority revolver facility expires on the earlier of our possible acquisition of CenterPoint's holdings of the common stock of Texas Genco or December 15, 2004.

(3) As discussed below and in note 13(e), this amount is currently not available to Liberty.

         As of September 30, 2003, committed credit facilities and notes aggregating $717 million were unsecured.

         Senior Secured Term Loans, Senior Secured Revolver and Senior Priority Revolver. During March 2003, we refinanced our (a) $1.6 billion senior revolving credit facilities, (b) $2.9 billion 364-day Orion acquisition term loan, and (c) $1.425 billion construction agency financing commitment, and we obtained a new $300 million senior priority revolving credit facility. The syndicated bank refinancing combined the existing credit facilities into a $2.1 billion senior secured revolving credit facility, a $921 million senior secured term loan, and a $2.91 billion senior secured term loan. The March 2003 credit facilities mature in March 2007. The $300 million senior priority revolving credit facility matures on the earlier of our possible acquisition of CenterPoint's holdings of the common stock of Texas Genco or December 15, 2004 and is secured with a first lien on substantially all of our contractually and legally available assets. The senior secured facilities totaling $5.93 billion are secured with a second lien on such assets. With the exception of subsidiaries prohibited by the terms of their financing documents from doing so, our subsidiaries guarantee both the refinanced credit facilities and the senior priority revolving credit facility. These credit facilities contain numerous restrictions including that we are not permitted to use the proceeds from loans under any of these facilities to acquire Texas Genco.

         If the refinanced credit facilities are not permanently reduced by $2.0 billion (cumulatively) by May 2006, we must pay a fee of 1.0% of the amount of the refinanced credit facilities still outstanding on such date. However, as of September 30, 2003, we have paid $1.056 billion of the required $2.0 billion permanent reduction. We must prepay the refinanced facilities with net proceeds from certain asset sales and issuances of securities and with certain cash flows in excess of a threshold amount. Our March 2003 credit facilities include restrictions on our ability to take specific actions, subject to numerous exceptions that are designed to allow for the execution of our business plans in the ordinary course. The covenants are not anticipated to materially restrict our ability to borrow funds or obtain letters of credit. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay these borrowings before their scheduled due dates.

         In connection with our March 2003 refinancing, we issued to the lenders 20,373,326 warrants, of which 6,268,716 warrants have subsequently been cancelled, to acquire shares of our common stock. Of the total issued and outstanding, 7,835,894 warrants vested in March 2003 and the remaining 6,268,716 will vest if our refinanced credit facilities have not been reduced by an aggregate of $2.0 billion by May 2006. The exercise prices of the warrants are based on average market prices of our common stock during specified periods in proximity to the refinancing date. The exercise price of the warrants that vested in March 2003 is $5.09 per share. The warrants that vested in March 2003 are exercisable until August 2008 and the remaining warrants are exercisable for a period of five years from the date they become vested. See (b) below for further discussion.

         In connection with our July 2003 issuance of senior secured notes, described below, we entered into an amendment to our March 2003 credit facilities to, among other things, permit the sharing of collateral with those notes and certain future indebtedness and increase our flexibility to purchase CenterPoint's interest in Texas Genco. The amendment allows us to negotiate a purchase of CenterPoint's interest in the common stock of Texas Genco outside the option and also extends the deadline for agreeing to make the purchase until September 15, 2004. The amendment also revises the collateral mechanics to replace the collateral agent with a collateral trustee for the benefit of the banks and the holders of other secured indebtedness, including the holders of the senior secured notes, revises the mandatory prepayment provisions so that the senior secured notes may share pro rata with the banks any net proceeds from asset sales required to be paid to the banks (other than any proceeds from the sale of our Desert Basin plant and our European energy operations) and separates the Orion Power limited guarantee from the credit agreement so it can ratably guarantee the bank debt and the senior secured notes.

         Senior Secured Notes. On July 1, 2003, we issued $550 million 9.25% senior secured notes due July 15, 2010 and $550 million 9.50% senior secured notes due July 15, 2013 in a private placement to qualified institutional buyers and received net proceeds, after deducting the initial purchasers' discount and estimated out-of-pocket expenses, of $1.056 billion. We used the net proceeds of the issuance to prepay $1.056 billion of senior secured term loans under our refinanced credit facilities, discussed above. With certain limited exceptions, the senior secured notes are secured by the same collateral which secures our refinanced credit facilities. The collateral is held by a collateral trustee under a collateral trust agreement for the ratable benefit of all holders of the credit agreement debt, senior secured note holders and holders of certain future secured indebtedness. The senior secured notes are also guaranteed by all of our subsidiaries that guarantee our refinanced credit facilities, except for certain subsidiaries of Orion Power and certain other subsidiaries. See note 15 for further discussion of the guarantors, the limited guarantor and the non-guarantors. Interest is payable semi-annually on January 15 and July 15. The senior secured notes indentures contain covenants that include, among others, restrictions on (a) the payment of dividends, (b) the incurrence of indebtedness and the issuance of preferred stock, (c) investments, (d) asset sales, (e) liens, (f) transactions with affiliates, (g) our ability to amend the subordination provisions of our convertible senior subordinated notes, (h) engaging in unrelated businesses and (i) sale and leaseback transactions. These covenants are not expected to materially restrict our ability to conduct our business.

         Convertible Senior Subordinated Notes. In June and July 2003, we issued $275 million aggregate principal amount of convertible senior subordinated notes in a private placement to qualified institutional buyers. We received net proceeds from the issuances, after deducting the initial purchasers' discount and estimated out-of-pocket expenses, of $266 million. Our March 2003 credit facilities permit us to place cash proceeds from certain asset sales and offerings of junior securities in a restricted escrow account for the possible acquisition of CenterPoint's holdings of the common stock of Texas Genco, and the net proceeds of the notes were placed in such an escrow account (and are recorded as long-term restricted cash in our consolidated balance sheet). If we do not use these net proceeds for the acquisition of CenterPoint's holdings of the common stock of Texas Genco, we may keep up to 50% of the net cash proceeds for general corporate purposes; however, we must use the remainder to prepay indebtedness under our March 2003 credit facilities. The notes bear interest at 5.00% per annum, payable semi-annually on February 15 and August 15, and mature August 15, 2010. The notes are convertible into shares of our common stock at a conversion price of approximately $9.54 per share, subject to adjustment in certain circumstances. We may redeem the notes, in whole or in part, at any time on or after August 20, 2008, if the last reported sale price of our common stock is at least 125% of the conversion price then in effect for a specified period of time.

         Liberty Credit Agreement. In July 2000, Liberty Electric Power, LLC
(LEP) and Liberty, indirect wholly-owned subsidiaries of Orion Power, entered into a credit agreement that provided for (a) a construction/term loan in an amount of up to $105 million; (b) an institutional term loan in an amount of up to $165 million; (c) a debt service reserve letter of credit facility of $17 million; (d) a revolving working capital facility for an amount of up to $5 million and (e) an equity bridge loan of up to $41 million. In May 2002, the construction loans were converted to term loans. On the conversion date, Orion Power made the required cash equity contribution of $30 million into Liberty, which was used to repay a like amount of equity bridge loans advanced by the lenders. A related $41 million letter of credit furnished by Orion Power as credit support was returned for cancellation. The outstanding borrowings related to the Liberty credit agreement are non-recourse to Reliant Resources and all other subsidiaries. Liberty is currently not permitted to borrow under the revolving working capital facility (see note 13(e)).

         For additional information regarding the Liberty credit agreement, the default under the Liberty credit agreement, and related issues and concerns, see note 13(e). Given that Liberty is currently in default under the credit agreement, we have classified the debt as a current liability. We, including Orion Power, are not in default under our other current debt agreements due to the credit agreement default at Liberty.

         PEDFA Bonds for Seward Plant. One of our wholly-owned subsidiaries is in the process of constructing a 521 MW waste-coal fired, steam electric generation plant located in Indiana County, Pennsylvania. This facility, the Seward project, was directly owned by an entity, which was not consolidated as of December 31, 2002; however, due to our adoption of FIN No. 46, effective on January 1, 2003, we consolidated this entity (see note 2). Three series of tax-exempt secured revenue bonds relating to the Seward project were issued in December 2001 and April 2002 by the Pennsylvania Economic Development Financing Authority (PEDFA), for a total of $300 million outstanding as of January 1, 2003. In September 2003, an additional $100 million in tax-exempt secured revenue bonds relating to the Seward project were issued by PEDFA, for a total of $400 million outstanding as of September 30, 2003. Of the net proceeds from the September 2003 issuance, $95 million was used to pay down borrowings under our senior secured revolver. The Seward project bonds mature in December 2036. The bonds bear interest, which is payable monthly, at a floating rate determined each week . As of September 30, 2003, the bonds bore interest of 1.15%. The bonds are non-recourse to Reliant Resources; however, letters of credit totaling $407 million, with an expiration date of February 2007, have been issued under our $2.1 billion senior secured revolver to support the bonds. Upon an event of default under our March 2003 credit facilities, the banks issuing the letters of credit have the right to cause the trustee to accelerate the bonds and draw on the letters of credit.

         REMA Term Loans. Reliant Energy Mid-Atlantic Power Holdings, LLC and its subsidiaries' (REMA) is obligated to provide credit support for its lease obligations, in the form of letters of credit or cash resulting from draws on the letters of credit, equal to an amount representing the greater of (a) the next six months' scheduled rental payments under the related lease or (b) 50% of the scheduled rental payments due in the next 12 months under the related lease. REMA's lease obligations are currently supported by the cash proceeds resulting from the draw in August 2003 on three separate letters of credit supporting each of its lease obligations. The draw on the letters of credit did not constitute a default under any of REMA's obligations and constituted the making of term loans to REMA by the banks that had issued the letters of credit pursuant to provisions that had been contemplated in the original letter of credit facilities at their inception. REMA's subsidiaries guarantee REMA's obligations under the leases and the term loans. The term loans are non-recourse to Reliant Resources. The principal amount of the term loans is $42 million and is payable in six equal semi-annual installments beginning on January 2, 2004, the next lease payment date. Interest on the term loans is payable at the rate of the London Inter-Bank Offered Rate (LIBOR) plus 3%.

         Financing Costs. Through September 30, 2003, we have incurred approximately $243 million in financing costs (which includes $15 million to be paid in March 2007) related to our 2003 refinancings and June and July 2003 debt issuances. We capitalized $207 million and directly expensed $36 million (of which $12 million was expensed in the fourth quarter of 2002 and $24 million was expensed during the six months ended June 30, 2003, respectively) in fees and other costs related to our refinancing efforts and debt issuances. During July 2003, as a result of issuing the senior secured notes and the prepayment of senior secured term loans totaling $1.056 billion, we wrote-off $31 million of previously deferred financing costs related to the March 2003 refinancing. As of December 31, 2002 and September 30, 2003, we had $68 million and $230 million, respectively, of net deferred financing costs classified in other long-term assets in our consolidated balance sheets.

(b) INTEREST RATE DERIVATIVE INSTRUMENTS AND WARRANTS.

         As discussed above in (a), we have outstanding with the lenders 14,104,610 warrants to acquire shares of our common stock. We determined the fair value of the warrants originally issued of $15 million using a binomial model, created by independent consultants. The value was recorded as a discount to debt and an increase to additional paid-in capital. The debt discount is amortized to interest expense using the effective interest method over the life of the related debt. For the three and nine months ended September 30, 2003, we amortized $3 million and $5 million, respectively, to interest expense and the unamortized balance was $10 million as of September 30, 2003.

         In connection with the Orion Power acquisition, the existing interest rate swaps for the Orion MidWest credit agreement and the Orion NY credit agreement were bifurcated into a debt component and a derivative component. The fair values of the debt components, approximately $59 million for the Orion MidWest credit agreement and $31 million for the Orion NY credit agreement, were based on our incremental borrowing rates at the acquisition date for similar types of borrowing arrangements. The value of the debt component is amortized to interest expense as interest rate swap payments are made. See note 8 for information regarding our derivative financial instruments.

         Certain of our subsidiaries, including those as discussed above, are party to interest rate swap contracts with an aggregate notional amount of $1.1 billion and $750 million as of December 31, 2002 and September 30, 2003, respectively, that hedge the floating interest rate risk associated with floating rate long-term debt. As of September 30, 2003, floating rate LIBOR-based interest payments are exchanged for weighted fixed rate interest payments of 6.88%. These swaps qualify as cash flow hedges under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the consolidated statements of operations over the term of the swap agreements. See note 8 for further discussion of our cash flow hedges.

         In January 2002, we entered into forward-starting interest rate swaps having an aggregate notional amount of $1.0 billion to hedge the interest rate on a portion of then expected future offerings of long-term fixed-rate notes. On May 9, 2002, we liquidated $500 million notional amount of these forward-starting interest rate swaps. The liquidation of these swaps resulted in a loss of $3 million, which was recorded in accumulated other comprehensive loss and is being amortized into interest expense in the same period during which the forecasted interest payment affects earnings. In November 2002, we liquidated the remaining $500 million notional amount of swaps at a loss of $52 million that was recorded in accumulated other comprehensive loss and is being amortized into interest expense in the same period during which the forecasted interest payment affects earnings. At September 30, 2003, the unamortized balance of such loss was $38 million (pre-tax).

         During January 2003, we purchased three-month LIBOR interest rate caps for $29 million to hedge our floating rate risk associated with various credit facilities. The notional amounts of the interest rate caps are $4.0 billion for the period from July 1 to December 31, 2003, $3.0 billion for 2004 and $1.5 billion for 2005. The LIBOR interest rates are capped at a weighted average rate of 2.06% for the period from July 1 to December 31, 2003, 3.18% for 2004 and 4.35% for 2005. During the three months ended March 31, 2003, these interest rate caps qualified as cash flow hedges of LIBOR-based anticipated borrowings under SFAS No. 133; changes in fair market value during this period were recorded to other comprehensive income (loss) and any ineffectiveness was recorded to interest expense. Hedge ineffectiveness during the three months ended March 31, 2003, resulted in the recording of $2 million in interest expense on these interest rate caps. Effective March 31, 2003, these interest rate caps no longer qualified for hedge accounting under SFAS No. 133, accordingly, any future change in the fair market value will be recorded to net income (loss). The unrealized net loss on these derivative instruments previously reported in other comprehensive loss of $15 million (pre-tax) through September 30, 2003 will remain in accumulated other comprehensive loss and will be reclassified into earnings during the period in which the originally designated hedged transactions occur. During the nine months ended September 30, 2003, we recorded $8 million in interest expense due to unrealized losses in fair value of the interest rate caps.

(11) STOCKHOLDERS' EQUITY

(a) TREASURY STOCK ISSUANCES AND TRANSFERS.

         The following table describes the changes in the number of shares of our treasury stock for the indicated periods:

                                                                               FOR THE NINE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                             ------------------------
                                                                                2002         2003
                                                                             ----------    ----------
                                                                              (SHARES IN THOUSANDS)
Shares of treasury stock, beginning of period ............................       11,000         9,199
Shares of treasury stock issued to employees under our employee stock
  purchase plan ..........................................................       (1,327)       (2,711)
Shares of treasury stock issued to our savings plan ......................         (309)         (726)
Shares of treasury stock issued to our long-term incentive plans .........           --          (547)
                                                                             ----------    ----------
Shares of treasury stock, end of period ..................................        9,364         5,215
                                                                             ==========    ==========

(12) EARNINGS PER SHARE

         The following table presents our basic and diluted weighted average shares outstanding:

                                                          FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                        ------------------------    ------------------------
                                                           2002          2003          2002          2003
                                                        ----------    ----------    ----------    ----------
                                                                       (SHARES IN THOUSANDS)
Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding ................       290,425       294,373       289,788       292,705
  Plus: Incremental shares from assumed
    conversions:
    Stock options ..................................            13            --           769            --
    Restricted stock ...............................           977            --           977            --
    Employee stock purchase plan ...................           169            --           169            --
    5.00% convertible senior subordinated notes ....            --            --            --            --
    Warrants .......................................            --            --            --            --
                                                        ----------    ----------    ----------    ----------
  Weighted average shares assuming dilution ........       291,584       294,373       291,703       292,705
                                                        ==========    ==========    ==========    ==========


         For the three and nine months ended September 30, 2002, the computation of diluted EPS excludes purchase options for 20,008,790 and 14,581,582 shares of common stock that have an exercise price (ranging from $6.20 to $34.03 per share and ranging from $10.29 to $34.03 per share, respectively) greater than the per share average market price ($5.21 per share and $10.23 per share, respectively) for the respective periods and would thus be anti-dilutive if exercised.

         For the three and nine months ended September 30, 2003, as we incurred a loss from continuing operations, we do not assume any potentially dilutive shares in the computation of diluted EPS. The computation of diluted EPS excludes incremental shares in the following amounts for the indicated periods:

                                                                                     FOR THE THREE        FOR THE NINE
                                                                                     MONTHS ENDED         MONTHS ENDED
                                                                                  SEPTEMBER 30, 2003   SEPTEMBER 30, 2003
                                                                                  ------------------   ------------------
                                                                                           (SHARES IN THOUSANDS)
From assumed conversions for stock options ......................................           724                  460
                                                                                       ========             ========
From assumed conversions for restricted stock ...................................         1,507                1,507
                                                                                       ========             ========
From assumed conversions under the employee stock purchase plan .................            82                   82
                                                                                       ========             ========
From assumed conversions for our 5.00% convertible senior subordinated notes ....        28,823(1)            10,355(1)
                                                                                       ========             ========
From assumed conversions for the outstanding warrants ...........................            19                   --
                                                                                       ========             ========

----------

(1) If we had recorded income from continuing operations for the three and nine months ended September 30, 2003, for purposes of calculating diluted EPS, we would have increased our income from continuing operations by $2 million for the three and nine months ended September 30, 2003, as it relates to the assumed conversions for our convertible senior subordinated notes.

     The incremental shares from assumed conversions exclude purchase options for 17,396,995 and 17,435,628 shares of common stock that have an exercise price (ranging from $5.28 to $34.03 per share) greater than or equal to the average market price ($5.11 per share and $4.94 per share, respectively) for the respective periods and would thus be anti-dilutive if exercised.

(13) COMMITMENTS AND CONTINGENCIES

(a) LEGAL AND ENVIRONMENTAL MATTERS.

         We are involved in a number of legal, environmental and other proceedings before courts and governmental agencies. In addition, we (and certain of our current and former employees) are also subject to ongoing investigations by various governmental agencies, including investigations into possible criminal law violations.

         As noted under "Shareholder Class Actions" below, we have assumed, pursuant to our indemnity agreement with CenterPoint, the defense and related indemnity obligations in numerous legal claims and proceedings relating to (a) the conduct of our business and operations prior to the date of Distribution and (b) alleged material misrepresentations in the registration statement relating to our IPO.

         Although we cannot at this time predict the ultimate outcome of a number of these lawsuits, proceedings and investigations, many of the matters described in this note involve substantial claim amounts which, in the event of an adverse judgment, could have a material adverse effect on our financial condition, results of operations and cash flows.

Legal Matters.

         Western States Class Actions. Certain operating subsidiaries within the wholesale energy segment, as well as certain former officers, have been named, along with a number of other energy and trading companies active in the California market, as defendants in a number of class action lawsuits in California. In general, the plaintiffs allege that our operating subsidiaries conspired to increase the price of wholesale electricity in California from 2000 to 2001 in violation of California's antitrust and unfair and unlawful business practices laws. The lawsuits seek injunctive relief, treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees.

         These lawsuits can generally be segregated into three groups based on their pre-trial status:

         o The first group consists of (a) three lawsuits filed in the Superior Court of the State of California, San Diego County filed on November 27, 2000, November 29, 2000 and January 16, 2001; (b) two lawsuits filed in the Superior Court of the State of California, San Francisco County on January 18, 2001 and January 24, 2001 and (c) one lawsuit filed in the Superior Court of the State of California, Los Angeles County on May 2, 2001. These six lawsuits were consolidated and removed to the United States District Court for the Southern District of California. In December 2002, the court ordered these six lawsuits be remanded to state court for further consideration. We, and our co-defendants, filed a petition with the United States Court of Appeals for the Ninth Circuit seeking a review of the order to remand. The petition is under consideration by the court.

         o The second group consists of (a) two lawsuits filed in the Superior Court of the State of California, San Mateo County filed on April 23, 2002 and May 15, 2002; (b) two lawsuits filed in the Superior Court of the State of California, San Francisco County on May 14, 2002 and May 24, 2002; (c) two lawsuits filed in the Superior Court of the State of California, Alameda County on May 21, 2002; (d) one lawsuit filed in the Superior Court of the State of California, San Joaquin County on May 10, 2002 and (e) one lawsuit filed in the Superior Court of the State of California, Los Angeles County on October 18, 2002. These eight lawsuits were removed to various United States District Courts, later consolidated and transferred to the United States District Court for the Southern District of California. On May 20, 2003, the court denied the plaintiffs' motion to remand these cases back to state court. On August 28, 2003, the court granted the defendants motion to dismiss all eight cases on the ground that the plaintiffs' claims were barred by federal preemption and the filed rate doctrine. The plaintiffs have appealed the District Court's rulings to the United States Court of Appeals for the Ninth Circuit.

         o        The following two lawsuits constitute the third group:

                  o An operating company of our wholesale energy segment and a subsidiary of CenterPoint are parties to a multi-state class action lawsuit file on May 1, 2003 in the Superior Court of the State of California, San Diego County. Pursuant to our indemnity agreement with CenterPoint, we have assumed the defense and related indemnity obligations arising from the claims against CenterPoint. The plaintiffs allege that we engaged in unfair, unlawful and fraudulent business practices and violations of the California antitrust laws by manipulating energy markets in California and the western United States. The action is brought on behalf of all persons and businesses residing in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana. The lawsuit seeks injunctive relief, treble the amount of damages, restitution, costs of suit and attorneys' fees. In May 2003, we removed the case to the Federal Court for the Southern District of California.

                  o On November 20, 2002, the California Lieutenant Governor filed a taxpayer representative lawsuit against several of our wholesale energy segment operating companies, along with many other generating, trading and marketing companies in the Superior Court of the State of California, Los Angeles County on behalf of purchasers of gas and power in California. The plaintiffs allege that defendants manipulated the price of gas and power by reporting false prices and fraudulent trades to the publishers of various price indices. The lawsuit seeks injunctive relief, disgorgement of profits and funds acquired by the alleged unlawful conduct. In July 2003, the presiding judge ruled that the filed rate doctrine and preemption barred plaintiffs' power and gas claims and that civil penalties and restitution remedies were not available to the plaintiffs. The judge, however, permitted the plaintiffs to replead their case on alternate grounds and the plaintiffs have done so. The matter is still under review by the court.

         Snohomish County PUD Action. On July 15, 2002, the Snohomish County Public Utility District (PUD) filed a lawsuit on behalf of itself and its customer-owners against one of our wholesale energy segment operating companies and several other energy and trading companies in the United States District Court for the Central District of California. The lawsuit was later transferred to the Unites States District Court for the Southern District of California. The plaintiffs allege that the defendants manipulated the price of electricity paid by the utility for its customers in violation of California's antitrust and unfair and unlawful business practices laws. In January 2003, the court granted the defendants' motion to dismiss the lawsuit on the grounds that the plaintiffs' claims are barred by federal preemption and the filed rate doctrine. The plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit.

         Natural Gas Class Actions. On April 16, 2003, a class action lawsuit was filed against us, one of our employees, and a subsidiary of CenterPoint in the Superior Court of the State of California, Los Angeles County. On May 9, 2003, another class action lawsuit was filed against one of our wholesale energy segment operating companies and a subsidiary of CenterPoint in the Superior Court for the State of California, San Diego County. Pursuant to our indemnity agreement with CenterPoint, we have assumed the defense and related indemnity obligations arising from the claims against it. In both suits, the plaintiffs allege that we engaged in unfair, unlawful and fraudulent business practices and entered into certain contracts in furtherance of a conspiracy to increase the price of natural gas in California in violation of the Cartwright Act and California's antitrust and unfair and unlawful business practices laws. The lawsuit seeks injunctive and declaratory relief, treble the amounts of damages, restitution, disgorgement of unjust enrichment, costs of suit and attorneys' fees. We removed both cases to separate federal district courts. The plaintiffs in both cases are seeking to remand the cases back to state court.

         California Attorney General Actions. On March 11, 2002, the California Attorney General filed a lawsuit against Reliant Resources, a subsidiary of CenterPoint and several of our wholesale energy segment operating companies in Superior Court of the State of California, San Francisco County. The California Attorney General alleges various violations of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California Independent System Operator (Cal ISO). The lawsuit seeks injunctive relief, disgorgement of our alleged unlawful profits for sales of electricity and civil penalties. We removed this lawsuit to the United States District Court for the Northern District of California. In March 2003, the court granted our motion to dismiss this lawsuit on the grounds that the plaintiffs' claims are barred by federal preemption and the Federal Energy Regulatory Commission (FERC) filed rate doctrine. The California Attorney General has appealed to the United States Court of Appeals for the Ninth Circuit for review of the District Court's dismissal order. The appeal is pending.

         On March 19, 2002, the California Attorney General filed a complaint against two of our wholesale energy segment operating companies with the FERC. The complaint alleges that the operating companies, as a seller with market-based rates, violated our tariffs by not filing with the FERC transaction-specific information about all of our sales and purchases at market-based rates. The California Attorney General argued that, as a result, all past sales should be subject to a refund if they are found to be above just and reasonable levels. In May 2002, the FERC issued an order that denied the complaint in most respects and required only that the operating companies file revised transaction reports regarding prior sales in California spot markets. In September 2002, the California Attorney General petitioned the United States Court of Appeals for the Ninth Circuit for review of the FERC orders. The California Attorney General's petition is under consideration by the court.

         On April 15, 2002, the California Attorney General filed a lawsuit against Reliant Resources, a subsidiary of CenterPoint and several of our wholesale energy segment operating companies in San Francisco County Superior Court. The lawsuit is substantially similar to the complaint described above filed by the California Attorney General with the FERC. The lawsuit also alleges that we consistently charged unjust and unreasonable prices for electricity and that each unjust charge violated California law. The lawsuit seeks fines of up to $2,500 for each alleged violation and such other equitable relief as may be appropriate. We removed this lawsuit to the United States District Court for the Northern District of California. In March 2003, the court granted our motion to dismiss this lawsuit on the grounds that the plaintiffs' claims are barred by federal preemption and the filed rate doctrine. The California Attorney General has appealed to the United States Court of Appeals for the Ninth Circuit for review of the District Court's dismissal order. The appeal is pending.

         On April 15, 2002, the California Attorney General and the California Department of Water Resources (CDWR) filed a lawsuit against Reliant Resources, a subsidiary of CenterPoint and several of our wholesale energy segment operating companies in the United States District Court for the Northern District of California. The plaintiffs allege that our acquisition of electric generating facilities from Southern California Edison in 1998 violated Section 7 of the Clayton Act, which prohibits mergers or acquisitions that substantially lessen competition. The lawsuit alleges that the acquisitions gave us market power, which we then exercised to overcharge California consumers for electricity. The lawsuit seeks injunctive relief against alleged unfair competition, divestiture of our California facilities, disgorgement of alleged illegal profits, damages, and civil penalties for each alleged exercise of illegal market power. In March 2003, the court dismissed the plaintiffs' claim for damages under Section 7 of the Clayton Act but declined to dismiss the plaintiffs' injunctive claim for divestiture of our California facilities. Under the current scheduling order, discovery has commenced but the case will not be tried before October 2004.

         Montana Attorney General Action. On June 30, 2003, the Montana Attorney General, on behalf of the people of the State of Montana, and Flathead Electric Cooperative filed a lawsuit against one of our wholesale energy segment operating companies and several other energy generation and trading companies in the First Judicial District Court of Montana, County of Lewis and Clark. The plaintiffs allege that, along with that of other defendants, our operating companies conspired to restrain trade, fix and manipulate the price for electricity and natural gas in violation of various provisions of Montana's Unfair Trade Practices and Consumer Protection Act, statutory fraud and common law. The lawsuit seeks injunctive relief, treble the amount of damages alleged, costs of suit and attorneys' fees. In July 2003, one of the other defendants removed the case to federal court in Montana. The case has been conditionally transferred to the Southern District of California, but the plaintiffs have objected and the objection has not been heard.

         Sierra Pacific Resources and Nevada Power Company. On July 3, 2003, Sierra Pacific Resources and Nevada Power Company amended an existing lawsuit filed in the Federal District Court for Nevada to add us as a defendant. The plaintiffs allege that the defendants conspired to drive up the price of natural gas in violation of various state and federal laws. The lawsuit seeks compensatory and treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of natural gas, cost of suit and attorneys' fees.

         Los Angeles Department of Water and Power (LADWP). On July 11, 2003, the City of Los Angeles filed suit against Reliant Resources, one of our employees, CenterPoint and one of its subsidiaries and one of our wholesale energy segment operating companies in the United States District Court for the Central District of California. Pursuant to our indemnity agreement with CenterPoint, we have assumed the defense and related indemnity obligations arising from the claims against it and its subsidiaries. The lawsuit alleges that we conspired to manipulate the price for natural gas in breach of our contract to supply LADWP with natural gas and in violation of federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organization Act and the California False Claims Act. The lawsuit seeks treble damages for the alleged overcharges for gas purchased by LADWP of an estimated $218 million, interest, costs of suit and attorneys' fees. The lawsuit also seeks a determination that an extension of the contract with LADWP was invalid in that required municipal approvals for the extension were allegedly not obtained. The defendants filed motions to dismiss, which have not been heard by the court.

         Natural Gas Futures Complaints. On August 18, 2003, Cornerstone Propane Partners, L.P. filed a class action lawsuit against one of our wholesale energy segment operating companies, a subsidiary of CenterPoint and several other traders and marketers in the United States District Court for the Southern District of New York. On October 1, 2003, Roberto Gracey filed a class action lawsuit against one of our wholesale energy segment operating companies, a subsidiary of CenterPoint and a number of other energy trading and marketing firms in the United States District Court for the Southern District of New York. Pursuant to our indemnity agreement with CenterPoint, we have assumed the defense and related indemnity obligations arising from the claims against its subsidiary in both cases. The plaintiffs in both cases allege that the defendants manipulated the price of natural gas futures traded on the New York Mercantile Exchange in violation of the Commodity Exchange Act, and seek unspecified damages on behalf of themselves and the respective putative class members.

         FERC Complaints. In June 2003, the FERC denied a series of complaints filed by Nevada Power Company, which sought reformation of certain forward power contracts with several companies, including two contracts with one of our wholesale energy segment operating companies that have since been terminated. Also, in June 2003, the FERC denied a similar complaint brought by PacifiCorp Company, which sought to challenge two 90-day contracts with us. In July 2003, PacifiCorp Company filed for rehearing of the FERC's June 28, 2002 order and also filed an appeal in the United

States Court of Appeals for the Ninth Circuit of the FERC's June 28, 2002 order on the question of the legal standard to be applied in reviewing the issue of whether the contracts should be reformed. PacifiCorp requested that its appeal be abated pending action on its request for rehearing and the FERC has filed a motion to dismiss the appeal as premature.

         Texas Commercial Energy. On July 7, 2003, Texas Commercial Energy, LLP filed a lawsuit against us and several other participants in the ERCOT power market in the Corpus Christi Federal District Court for the Southern District of Texas. The plaintiff, a retail electricity provider in the ERCOT market, alleges that the defendants conspired to illegally manipulate and artificially increase the price of electricity through price fixing and predatory pricing in violation of state and federal antitrust laws, fraud, negligent misrepresentation, breach of fiduciary duty, defamation and disparagement to its business reputation, breach of contract, civil conspiracy and negligence, along with other claims not alleged against us. The lawsuit seeks alleged damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. We filed a motion to dismiss the lawsuit. The Court has not yet ruled on the motion to dismiss.

         Trading and Marketing Proceedings and Investigations. In 2003, we have been a party to a number of proceedings and investigations relating to our past trading and marketing activities, including our round trip trades and certain structured transactions. In certain cases, as described below, we have been able to reach settlements of these investigations. We intend to continue to evaluate and pursue possible ways of resolving through settlement the various investigations, lawsuits and regulatory proceedings pending against us and our subsidiaries. However, we are unable at this time to predict whether efforts to achieve additional settlements will be successful.

         Settlement of FERC Investigation of Western Market Issues. In October 2003, the FERC issued an order approving an agreement with certain subsidiaries in our wholesale energy segment to settle inquiries, investigations, and proceedings instituted by the FERC in connection with the FERC's ongoing review of western energy markets. The settlement, which did not address the pending FERC refund proceeding that is described below, resolved, among other matters, the following:

         o the show cause proceeding instituted in March 2003 regarding certain trades that had been conducted with BP Energy; and

         o an investigation being conducted by the FERC into allegations of anomalous bidding behavior; and

         o an investigation being conducted by the FERC into allegations of physical withholding of power.

The settlement generally provides that:

         o all proceeds under the settlement, which could total $50 million, will be paid into a fund established at the United States Treasury for the benefit of California and western market electricity consumers;

         o        we make three cash settlement payments, totaling $25 million.
                  In October 2003, we paid $15 million into the fund described above; additional payments of $5 million each shall be made in September 2005 and 2006;

         o we offer capacity from a portion (totaling 824 MW) of our generation portfolio in California to the market for one-year terms for delivery commencing in 2004, 2005, and 2006 on a unit-contingent, gas-tolling basis; we will pay the difference, up to $25 million, between the collected auction revenues and our projected cash costs to generate the power into the fund described above; the requirement to offer this capacity to the market ceases at the earlier of three years, or the point in time when projected auction revenues less our cost to generate power reach $25 million; and

         o for a period of 12 months following the effective date of the settlement, our sales in the western power markets will be subject to review, and we will report sales data to the FERC on a transaction-by-transaction basis; we have also made other commitments in the settlement regarding providing information to the FERC upon request.

The offer of capacity for delivery commencing in 2004 has been completed. No bids above the minimum threshold were received. Given that no bids were received in the auction process, the decision was made to mothball these units, which aggregate 824 MW, through March 2005, at a minimum, pending results of the auction process for the 12-month period beginning April 1, 2005.

         Under the terms of the settlement, we retain the ability to make sales of power at market-based rates. The FERC also found no reason to investigate us further with respect to physical withholding of power. In addition, the FERC addressed in the settlement the issues surrounding our trading of natural gas at the Topock, Arizona delivery point that had been raised in a March 2002 report by the FERC staff. The FERC found that our trading activities did not violate either the Natural Gas Act or any FERC regulations, that there was no evidence of any intent by our trader or us to manipulate the price of natural gas and that as a result, no remedy was necessary.

         During the three months ended September 30, 2003, we recognized a $37 million pre-tax loss for the settlement based on (a) the present value ($24 million) of the cash settlement payments ($25 million) and (b) the fair value of our obligation to offer capacity from our power generation portfolio ($13 million) during 2005 and 2006, based on an option valuation model. The amount of the liability ascribed to each auction period will be offset against the payments required to be made to the FERC, if any, resulting from contracts entered into as a result of such auction. If there are no contracts that result from an auction, the associated liability for that period will be reversed in the period that the auction occurs.

         In a separate FERC proceeding initiated to determine whether various sellers engaged in so-called "gaming" activity, we have entered into a settlement with the FERC trial staff to resolve all allegations against us for the payment of $0.84 million related to allegations of "double-selling" of ancillary services. This settlement is pending before an administrative law judge, who will decide whether the settlement should now be considered by the FERC. The payment of $0.84 million will be an offset against any amount determined to be owed by us with respect to allegations of double-selling of ancillary services made by the Cal ISO in its Tariff Amendment No. 51 proceedings, described below.

         Pending Claims for Double Selling Ancillary Services. In July 2003, the Cal ISO filed an amendment to its Tariff Amendment No. 51 proposing, among other things, to rescind payments made to us from 1998 to 2001, for ancillary services that the Cal ISO claims we did not provide. The Cal ISO presented us with information detailing approximately $11 million of ancillary services payments for that period that it proposes to rescind. We have protested this proposal, which is pending at the FERC.

         Settlement of FERC Price Investigation. On January 31, 2003, in connection with the FERC's investigation of potential manipulation of electricity and natural gas prices in the western United States, the FERC approved a stipulation and consent agreement between the FERC staff and us relating to certain actions taken by some of our traders over a two-day period in June 2000. Under the agreement, we agreed to pay $14 million (expensed in the fourth quarter of 2002 and paid in February 2003) directly to customers of the California Power Exchange (Cal PX) and certain other terms, including a requirement to abide by a must offer obligation to submit bids for all of our uncommitted, available capacity from our plants located in California into a California spot market one additional year following termination of our existing must offer obligation or until December 31, 2006, whichever is later. The June 2000 incident continues to be the subject of investigation by other agencies.

         Settlement of SEC Investigation. In June 2002, the SEC advised us that it had issued a formal order in connection with its investigation of our financial reporting, internal controls and related matters. The investigation focused on our round trip trades and certain structured transactions. On May 12, 2003, we consented, without admitting or denying the SEC's findings, to the entry of an administrative cease-and-desist order obligating us to avoid future violations of certain provisions of the federal securities laws. The SEC did not assess any monetary penalties or fines relating to the order. We understand that the SEC may be continuing to investigate certain of our former employees.

         Pending Investigations by the US Attorney and CFTC. As part of the Commodity Futures Trading Commission's (CFTC) industry-wide investigation of round trip trading and price reporting, the CFTC has subpoenaed documents, requested information and conducted discovery relating to our natural gas and power trading activities, including round trip trades, price reporting and alleged price manipulation, occurring since January 1999. The CFTC is also looking into the facts and circumstances surrounding certain events in June 2000 that were the subject of a settlement with the FERC in January 2003 described above.

         We have received subpoenas and informal requests for information from the United States Attorneys for the Southern District of New York, the Southern District of Texas and the Northern District of California for documents, interviews and other information pertaining to the round trip trades, price reporting and alleged price manipulation. We have produced information to each of the United States Attorneys' offices. In response to July 24, 2003 subpoenas from the United States Attorney for the Northern District of California, a number of current and former employees have given interviews to the United States Attorney for the Northern District of California or testified before the Grand Jury investigating allegations of electricity price manipulation. In October 2003, we received a request for information from the United States Attorney for the Southern District of Texas regarding certain price reporting matters. These investigations could result in civil or criminal actions against us and our current or former employees.

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

         Four class action lawsuits were filed on behalf of purchasers of the securities of CenterPoint. Along with us and several of our officers, CenterPoint and several of its officers are named as defendants. The dates of filing of the four lawsuits are as follows: one on May 16, 2002; one on May 21, 2002; one on June 13, 2002; and one on June 17, 2002. The lawsuits were filed in the United States District Court, Southern District of Texas, Houston Division and were consolidated in August 2002. The consolidated lawsuit alleges that the defendants violated federal securities laws by issuing false and misleading statements to the public. The plaintiffs allege that the defendants made false and misleading statements as part of an alleged scheme to artificially inflate trading volumes and revenues by including transactions involving the purchase and sale of commodities with the same counterparty at the same price, to use the Distribution to avoid exposure to our liabilities and to cause the price of our stock and CenterPoint's stock to rise artificially, among other things. The lawsuits seek monetary damages on behalf of persons who purchased CenterPoint securities during specified class periods.

         The court consolidated all of the lawsuits pending in the United States District Court, Southern District of Texas, Houston Division and appointed the Boca Raton Police & Firefighters Retirement System and the Louisiana School Employees Retirement System to be the lead plaintiffs in these lawsuits. The lead plaintiffs seek monetary relief purportedly on behalf of purchasers of CenterPoint common stock from February 3, 2000 to May 13, 2002, purchasers of our common stock in the open market from May 1, 2001 to May 13, 2002 and purchasers of our common stock in our IPO or purchasers of common stock that are traceable to our IPO. The lead plaintiffs allege, among other things, that the defendants misrepresented our revenues and trading volumes by engaging in round trip trades and improperly accounted for certain structured transactions as cash flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in 2001. In March 2003, the defendants filed a motion to dismiss certain of the claims asserted by the plaintiffs in the consolidated lawsuits. The court has not ruled on the motion.

         On February 7, 2003, a lawsuit was filed against CenterPoint and certain of our former and current employees in United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege violations of federal securities law, Illinois common law and the Illinois Consumer Fraud and Deceptive Trade Practices Act. The lawsuit makes allegations similar to those made in the above-described class action lawsuits and seeks treble the amount of damages alleged, costs of suit and attorneys' fees. On June 30, 2003, the Court granted the plaintiffs' motion to amend their complaint and denied the defendants' motion to dismiss as moot. The plaintiffs filed an amended complaint on July 9, 2003, in which they have eliminated their claim for negligent misrepresentation and have plead the allegations underlying their claims in greater detail. In response, the defendants filed an amended motion to dismiss.

         ERISA Action. On May 30, 2002, a class action lawsuit was filed in the United States District Court, Southern District of Texas, Houston Division against us, certain of our present and former officers and directors, CenterPoint, certain of the present and former directors and officers of CenterPoint and certain present and former members of the benefits committee of CenterPoint on behalf of participants in various employee benefits plans sponsored by CenterPoint. The lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans sponsored by

CenterPoint, in violation of the Employee Retirement Income Security Act. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by CenterPoint when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The lawsuit seeks monetary damages for losses suffered by a class of plan participants whose accounts held CenterPoint securities or our securities, as well as equitable relief in the form of restitution to the employee benefit plans. On May 7, 2003, our and CenterPoint's defendants, including the officers and directors, filed a motion to dismiss all of the plaintiffs' claims. The court has not ruled on the motion.

         Shareholder Derivative Actions. On May 17, 2002, a derivative lawsuit was filed against our directors and independent auditors in the 269th Judicial District, Harris County, Texas. The lawsuit alleges that the defendants breached their fiduciary duties to us. The shareholder plaintiff alleges that the defendants caused us to conduct our business in an imprudent and unlawful manner, including allegedly failing to implement and maintain an adequate internal accounting control system, engaging in transactions involving the purchase and sale of commodities with the same counterparty at the same price, and disseminating materially misleading and inaccurate information regarding our revenue and trading volume. The lawsuit seeks monetary damages on behalf of us. On August 12, 2003, the shareholder plaintiff filed an amended petition, which added allegations that the defendants caused us to withhold power from the California energy market in June 2000, and that defendants were improperly given shares in connection with our IPO. A special litigation committee of our board of directors is currently investigating the plaintiff's allegations. In response to the amended petition, we filed a motion to dismiss on September 8, 2003. A hearing was held on these matters on October 3, 2003. At the hearing, the court stayed the action to allow the special litigation committee to complete its investigation. The court has deferred ruling on the motion to dismiss.

         On October 25, 2002, a derivative lawsuit was filed against the directors and officers of CenterPoint. The lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement by the defendants causing CenterPoint to overstate the revenues through round trip and structured transactions and breach of fiduciary duty in connection with the Distribution and our IPO. The lawsuit sought monetary damages on behalf of CenterPoint as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. On March 13, 2003, the Court dismissed this derivative lawsuit without prejudice because the shareholder plaintiff had not submitted a demand to CenterPoint's board of directors as required by Texas law. On March 28, 2003, the CenterPoint board of directors received a demand letter making the same allegations as the dismissed lawsuit and demanding that CenterPoint file an action against certain directors and officers. A special litigation committee appointed by the board of directors of CenterPoint investigated similar allegations made in a June 28, 2002 demand letter from another stockholder of CenterPoint. On June 18, 2003, CenterPoint's board of directors determined, by way of a resolution, that the actions proposed in the two demand letters are not in the best interests of CenterPoint. As of yet, neither of the shareholders who wrote the demand letters has filed a new derivative lawsuit. Therefore, there are no derivative lawsuits currently pending against CenterPoint for which we have assumed defense pursuant to our indemnity agreement with CenterPoint.

         Bankruptcy of Enron Corp. and Its Affiliates. During the fourth quarter of 2001, Enron Corp. filed a voluntary petition for bankruptcy. Accordingly, we recorded an $85 million provision, comprised of provisions against 100% of Enron Corp.'s and its affiliates' (Enron) receivables of $88 million and net non-trading derivative balances of $52 million, offset by our net trading and marketing liabilities to Enron of $55 million.

         In early 2002, we commenced an action in the United States District Court for the Southern District of Texas (District Court) to recover from Enron Canada Corp. (Enron Canada), the only Enron party to our netting agreement which is not in bankruptcy, the settlement amount of $78 million, which resulted from netting amounts owed by and among various Enron subsidiaries and our applicable subsidiaries. In March 2002, the District Court dismissed our claim and we appealed the decision to the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). In January 2003, Enron filed an adversary action in the Bankruptcy Court for the Southern District of New York (Bankruptcy Court) claiming that it is owed $13 million from us and disputing the enforceability of our netting agreement. Our answer to the Enron complaint was filed in April 2003, asserting that our netting agreement with the Enron entities is enforceable as assumed by the District Court in the Enron case.

         In October 2003, the Fifth Circuit reversed the District Court's dismissal of our action against Enron Canada, and remanded the case back to the District Court for further proceedings. In other proceedings initiated by Enron in the Bankruptcy Court, Enron is alleging that netting agreements, such as the one it signed with us, are unenforceable. This contention was not at issue in our appeal recently decided by the Fifth Circuit.

         The non-trading derivatives with Enron were designated as cash flow hedges (see note 8). The unrealized net gain on these derivative instruments previously reported in other comprehensive income (loss) will remain in accumulated other comprehensive loss and will be reclassified into earnings during the period in which the originally designated hedged transactions occur. During the three months ended September 30, 2002 and 2003, $10 million gain and $3 million gain, respectively, was reclassified into earnings related to these cash flow hedges. During the nine months ended September 30, 2002 and 2003, $36 million gain and $3 million loss, respectively, was reclassified into earnings related to these cash flow hedges.

Environmental Matters.

         REMA Ash Disposal Site Closures and Site Contaminations. REMA is responsible for environmental costs related to (a) the closure of six ash disposal sites and (b) site contamination investigations and remediation requirements of four of its generation facilities. Based on our evaluations with assistance from third-party consultants and engineers, we have recorded the estimated aggregate costs associated with these environmental liabilities of $26 million, of which we expect to spend $12 million over the next five years.

         Orion Power Environmental Contingencies. Orion Power is liable under the terms of a consent order issued in 2000 with the New York State Department of Environmental Conservation (NYSDEC) for past releases of petroleum and other substances at two of its generation facilities. Based on our evaluations with assistance from third-party consultants and engineers, we have developed remediation plans for both facilities. As of September 30, 2003, we have recorded the estimated liability for the remediation costs of $7 million, which we expect to pay out through 2006.

         Under a separate consent order issued by the NYSDEC in 2000, Orion Power is required to evaluate certain technical changes to modify the intake cooling system of one of its plants. Orion Power and the NYSDEC will discuss the technical changes to be implemented. Depending on the outcome of these discussions, including the form of technology ultimately selected, we estimate that capital expenditures necessary to comply with the order could meet or exceed $65 million. We expect to begin construction on a portion of the cooling water intake in 2004.

         Orion Power is responsible for environmental liabilities associated with the future closure of three ash disposal sites in Pennsylvania. As of September 30, 2003, the total estimated liability determined by management with assistance from third-party engineers and recorded by Orion Power for these disposal sites was $11 million, of which $1 million is to be paid over the next five years.

         In April 2003, the Group Against Smog and Pollution (GASP), a private citizens organization, notified the Allegheny County Health Department (ACHD) and Pennsylvania Department of Environmental Protection (PDEP) of GASP's intent to initiate an action under the citizens' suit provisions of the state and federal clean air laws to compel Orion Power to comply with ACHD air quality regulations at one of its plants. Under applicable PDEP environmental regulations, potential penalties in an action for past violations could exceed $100,000. We are currently in discussions with GASP in an effort to resolve the issue, but the outcome cannot be predicted at this time.

         New Source Review Matters. The Environmental Protection Agency (EPA) has requested information from six of our coal-fired facilities, as well as two of our Orion Power facilities, related to work activities conducted at the sites that may be associated with various permitting requirements of the Clean Air Act. We have responded to the EPA's requests for information. In addition to the EPA's requests for information, the New Jersey Department of Environmental Protection (NJDEP) recently requested from the EPA a copy of all correspondence relating to the EPA's request for information for one of the six stations, which request the EPA has granted. We have recently signed a confidentiality agreement with NJDEP relative to the information they will receive from the EPA.

Other Matters.

         We are involved in other legal and environmental proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. We believe that the effects on our financial statements, if any, from the disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

(b) CALIFORNIA ENERGY SALES CREDIT AND REFUND PROVISIONS.

         During portions of 2000 and 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreased net electric imports and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen at 10% below 1996 levels for two of California's public utilities, Pacific Gas and Electric (PG&E) and Southern California Edison Company (SCE), until early 2001.

         Due to the disparity between wholesale and retail rates, the credit ratings of PG&E and SCE fell below investment grade and, in April 2001, PG&E filed for protection under the bankruptcy laws. Because of insufficient credit standing, from January 17, 2001 through June 30, 2003, PG&E and SCE discontinued purchasing power from third-party suppliers through the Cal ISO to cover their customers' requirements that could not be served by their own sources of supply (net short load). Pursuant to emergency legislation, the CDWR purchased power through short and long-term contracts and through real-time markets operated by the Cal ISO to serve the net short load requirements of PG&E and SCE. In December 2001, the CDWR began making payments to the Cal ISO for real-time transactions that served the net short load requirements of PG&E and SCE. In May 2002, the FERC issued an order stating that we and other wholesale suppliers should receive interest payments on past due amounts owed by the Cal ISO and the CDWR. As a result, we recorded $5 million and $10 million of net interest receivable during 2002 and for the nine months ended September 30, 2003, respectively. The CDWR has now made payment through the Cal ISO for its real-time energy deliveries subsequent to January 17, 2001, although the Cal ISO's distribution of the CDWR's payment for the month of January 2001, and the allocation of interest to past due amounts, are the subjects of continuing proceedings at the FERC relating to the Cal ISO's failure to allocate the January payment and interest solely to post-January 17, 2001 transactions.

         In addition, we are a party to a lawsuit in California, filed in July 2001 in the Superior Court of the State of California for Los Angeles County, to recover the market value of forward contracts seized by the State of California in violation of the Federal Power Act. The actions of the State of California prevented the liquidation of the contracts by the Cal PX to satisfy the outstanding obligations of SCE and PG&E to wholesale suppliers, including us. The timing and ultimate resolution of this claim is uncertain at this time.

         The following table presents our receivables, including interest, due from the Cal ISO, the Cal PX, the CDWR and California Energy Resources Scheduler for energy sales in the California wholesale market during the fourth quarter of 2000 through September 30, 2003 as of the indicated dates:

                                                        DECEMBER 31, 2002     SEPTEMBER 30, 2003
                                                        -----------------     ------------------
                                                                    (IN MILLIONS)
Accounts receivable, excluding refund provision ....    $             306     $              306
Interest receivable ................................                    5                     15
Refund provision ...................................                 (191)                  (103)
Credit provision ...................................                   (6)                   (19)
                                                        -----------------     ------------------
  Accounts receivable, net .........................    $             114     $              199
                                                        =================     ==================


         California Credit Provision. During 2000 and 2001, we recorded net pre-tax credit provisions against receivable balances related to energy sales in California of $39 million and $29 million, respectively, resulting in a pre-tax credit provision of $68 million as of December 31, 2001. During 2002, we reversed $62 million ($33 million during the three months ended March 31, 2002, $5 million during the three months ended June 30, 2002, $6 million during the three months ended September 30, 2002 and $18 million during the three months ended December 31, 2002) of this provision resulting in a $6 million provision as of December 31, 2002. During the nine months ended September 30, 2003, we recorded additional credit provisions of $13 million ($12 million during the three months ended March 31, 2003 and $1 million during the three months ended June 30, 2003) due to the reversal of refund provisions discussed below. As of September 30, 2003, we had a remaining pre-tax credit provision of $19 million against these receivable balances. We will continue to assess the collectability of these receivables based on further developments in the FERC refund proceedings.

         FERC Refund Proceedings. We are a party to a refund proceeding initiated by the FERC in 2001 regarding wholesale electricity prices charged by our wholesale energy segment in California from October 2, 2000 through June 20, 2001.

         Based on the refund methodology adopted by the FERC, we currently estimate our refund obligation in these proceedings to be between approximately $103 million and $231 million. We base this estimate on a number of assumptions:

o the amounts charged by us for wholesale electricity sales in California during the refund period as computed by the Cal ISO; and

o the refund methodology adopted by the FERC in July 2001, as modified in March 2003 and October 2003 (a) to use a "proxy" gas price based on producing area daily price indices plus posted transportation costs during the period in question and (b) to permit a reduction in refund liability if actual gas costs during the refund period exceeded allowed gas costs under the proxy gas price used in the FERC's refund formula.

         During 2001, we established a $15 million reserve for potential refund obligations. During 2002, we recognized an additional reserve for potential refund obligations in the amount of $176 million ($34 million during the three months ended June 30, 2002, $21 million during the three months ended September 30, 2002 and $121 million during the three months ended December 31, 2002) resulting in a reserve of $191 million as of December 31, 2002. During the nine months ended September 30, 2003, we reversed $88 million ($87 million during the three months ended March 31, 2003 and $1 million during the three months ended June 30, 2003) of previously recorded refund provisions due to the refund methodology adopted by the FERC and additional clarification and other information received from the FERC. As of September 30, 2003, our reserve for refunds related to energy sales in California was $103 million.

         It is our current expectation that the amount of refunds we ultimately are determined to owe will be offset against our receivables for energy sales in California.

         Interest Calculation. During the three months ended September 30, 2003, we did not record any net interest income. During the nine months ended September 30, 2003, we recorded net interest income of $10 million. We estimated net interest income based on:

         o the December 2002 findings of the presiding administrative law judge in the FERC refund proceeding, described above;

         o        the lowest range in our estimated potential refund;

         o        the receivable balance outstanding; and

         o the quarterly interest rates for the applicable time period as designated by the FERC.

(c)      PAYMENT TO CENTERPOINT IN 2004.

         We will be required to make a payment to CenterPoint in 2004 as required by the Texas electric restructuring law, unless on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within CenterPoint's Houston service territory is being provided by retail electric providers other than us. This amount will be computed by multiplying $150 by the number of residential or small commercial customers, as the case may be, that we serve on January 1, 2004 in CenterPoint's Houston service territory, less the number of residential or small commercial electric customers, as the case may be, we serve in other areas of Texas. Currently, we believe it is probable that we will be required to make a payment in the range of $170 million to $180 million (pre-tax), with a most probable estimate of $175 million to CenterPoint related to our residential customers only. We recognized $128 million (pre-tax) during the third and fourth quarters of 2002 and $47 million for the three months ended March 31, 2003 for a total accrual of $175 million as of September 30, 2003. In the future, we will revise our estimates of this payment as additional information becomes available about the market share that will be served by us and other retail electric providers on January 1, 2004 in the Houston area and other areas of Texas.

         Currently, we believe that the 40% test for small commercial customers will be met and we will not make a payment related to those customers. In similar petitions already filed, the PUCT has requested the ERCOT Independent System Operator (ERCOT ISO) verify the 40% test. In all cases the ERCOT ISO determined the percentage lost was less than the petitioner's filing and in one case found the loss was less than 40% resulting in the PUCT recommending rejection of the petition and subsequent withdrawal by the company. In the remaining cases, parties have intervened contesting the findings, resulting in the final opinions being issued by the PUCT beyond the thirty days outlined in the statute. While at this time we believe we will ultimately prevail, if the 40% test is not met related to our small commercial customers and a payment is required, we estimate this payment would be approximately $30 million.

(d) GUARANTEES.

         We have guaranteed, in the event CenterPoint becomes insolvent, certain non-qualified benefits of CenterPoint's and its subsidiaries' existing retirees at the date of Distribution. The estimated maximum potential amount of future payments under this guarantee is $56 million as of September 30, 2003. There are no assets held as collateral. There is no liability recorded on our consolidated balance sheet as of September 30, 2003 for this guarantee. We believe the likelihood that we would be required to perform or otherwise incur any significant losses associated with this guarantee is remote.

         We have entered into contracts that include indemnification and guarantee provisions as a routine part of our business activities. Examples of these contracts include asset purchase and sale agreements, commodity purchase and sale agreements, operating agreements, service agreements, lease agreements, procurement agreements and certain debt agreements. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. In the case of commodity purchase and sale agreements, generally damages are limited through liquidated damages clauses whereby the parties agree to establish damages as the costs of covering any breached performance obligations. In the case of debt agreements, we generally indemnify against liabilities that arise from the preparation, entry into, administration or enforcement of the agreement. Under these indemnifications and guarantees, the maximum potential amount is not estimable given that the magnitude of any claims under the indemnifications would be a function of the extent of damages actually incurred, which is not practicable to estimate unless and until the event occurs. We consider the likelihood of making any material payments under these provisions to be remote.

(e) TOLLING AGREEMENT FOR LIBERTY'S ELECTRIC GENERATING STATION.

         LEP owns a 530 MW combined cycle gas fired power generation facility (the Liberty generating station). Liberty financed substantially all of the construction costs of the Liberty generating station through borrowings under a credit agreement of which $262 million is outstanding as of September 30, 2003. Borrowings under the Liberty credit agreement, which are non-recourse to Reliant Resources and its affiliates (other than LEP and Liberty), are secured by pledges of the assets of the Liberty generating station and of the ownership interests in LEP. The pledge includes a pledge of LEP's rights under a now-terminated long-term tolling agreement. The tolling agreement formerly provided for the purchase and sale of all of the electric energy, capacity and ancillary services of the Liberty generating station.

         In July 2003, the counterparty under the tolling agreement, NEGT Energy Trading - Power, L.P. (formerly known as PG&E Energy Trading-Power, L.P.) (ET Power), filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In August 2003, the federal bankruptcy court issued an order rejecting the tolling agreement at the request of ET Power, which had the effect of terminating it.

         The bankruptcy filing of ET Power and National Energy & Gas Transmission, Inc. (formerly known as PG&E National Energy Group, Inc.) (NEGT), the parent corporation of ET Power and a guarantor of ET Power's obligations under the tolling agreement, and the related termination of the tolling agreement have had, among other things, the following consequences:

         o the bankruptcy filings constitute an event of default under the Liberty credit agreement;

         o under the terms of the Liberty credit agreement, Liberty's lenders are currently entitled to control disbursement of funds by Liberty, accelerate the maturity date of the debt of the Liberty credit agreement and/or foreclose upon the lenders' security interests in LEP's assets;

         o as a result of the termination of the tolling agreement, and in light of current market conditions, LEP does not expect to have sufficient cash flow to pay all of its expenses and to post the collateral required to buy fuel or in respect of the gas transportation agreements, and, at the same time, meet debt service obligations; Liberty received a temporary deferral until January 2004 from its lenders for the quarterly principal and interest installment that was due in October 2003 which aggregated $7 million; however, that temporary deferral does not extend to future payments with the next installment being due January 2004; and

         o Liberty is considering a variety of options, including permitting its lenders to exercise their pledges and other security interests to assume ownership of the Liberty generating station or negotiating a possible restructuring of the terms of the Liberty credit agreement or filing for reorganization under the bankruptcy laws.

         An event of default under the Liberty credit agreement does not constitute an event of default under any other debt agreements of Reliant Resources or its affiliates. Likewise, a bankruptcy or reorganization of Liberty would not constitute an event of default under the debt agreements of Reliant Resources or its affiliates. As of November 1, 2003, the lenders under the Liberty credit agreement have not exercised their default remedies with the exception of assuming control of Liberty's disbursement of funds. However, there can be no assurance that the lenders will continue to refrain from exercising such rights. Also, as of November 1, 2003, the lenders have allowed Liberty to continue to pay all operating costs of Liberty, including reimbursement to Reliant Resources and its affiliates for certain out-of-pocket costs related to Liberty.

         In July 2003, LEP demanded that ET Power pay it a termination fee in connection with the rejected tolling agreement in the amount of $177 million. LEP has also demanded that ET Power pay its pre-petition tolling fees of approximately $5 million. In addition, LEP submitted a demand for payment by Gas Transmission Northwest Corporation (formerly known as PG&E Gas Transmission, Northwest Corporation) (GTN), a guarantor of ET Power, under its $140 million aggregate guaranty issued with respect to the tolling agreement. GTN is a subsidiary of NEGT and an affiliate of ET Power that did not file for protection under the bankruptcy laws. In September 2003, LEP filed a lawsuit in Texas federal district court against GTN seeking payment of such amounts. NEGT, GTN and ET Power subsequently filed a claim against LEP in US bankruptcy court in Maryland, where NEGT's and ET Power's case is pending, seeking to stay or enjoin LEP's Texas lawsuit. ET Power also asserted a claim in the amount of $108 million as a termination payment from LEP under the tolling agreement. In its lawsuit, ET Power also reserved the right to draw upon a $35 million letter of credit provided by LEP to ET Power in support of its obligations under the tolling agreement. The $35 million letter of credit is outstanding, having been issued under the senior secured revolver of Reliant Resources. In the event of a draw under the letter of credit by ET Power, Reliant Resources would be required to reimburse the issuing bank for the amount of the draw and, in turn, Reliant Resources would have an unsecured subrogation claim against LEP.

         Although LEP intends to vigorously prosecute its claim and defend against the lawsuit filed in Maryland bankruptcy court, there can be no assurance that GTN, ET Power or NEGT would promptly pay any award or how much, if anything, could be recovered from GTN, ET Power or NEGT. Any amounts recovered from these entities would be applied as provided under the Liberty credit agreement to prepay debt unless the lenders otherwise agree. A termination payment may also result in taxable income to Reliant Resources. The resultant possible tax liability would not be reimbursed by Liberty without agreement from Liberty's lenders.

         At December 31, 2002 and September 30, 2003, we evaluated the Liberty generating station and the related tolling agreement for impairment. Based on our analyses, there were no impairments.

         If, however, the lenders foreclose on LEP and/or the Liberty generating station, we could incur a pre-tax loss of an amount up to our recorded net book value, with the potential of an additional loss due to an impairment of goodwill to be allocated to LEP, as a result of the foreclosure. As of September 30, 2003, the combined net book value of LEP and Liberty was $358 million, excluding the non-recourse debt obligations of $262 million.

(14) RECEIVABLES FACILITY

         In July 2002, we entered into a receivables facility arrangement with a financial institution to sell an undivided interest in our accounts receivable from residential and small commercial retail electric customers under which, on an ongoing basis, the financial institution could invest a maximum of $250 million for its interest in eligible receivables. This facility was amended in September 2003 to include a second financial institution, to include our accounts receivable from our large commercial, industrial and institutional customers and to increase the facility to a maximum total of $350 million. Pursuant to the receivables facility, we formed a qualified special purpose entity (QSPE), as a bankruptcy remote subsidiary. The QSPE was formed for the sole purpose of buying receivables generated by us and selling undivided interests to the financial institutions. The QSPE is a separate entity and its assets will be available first and foremost to satisfy the claims of its creditors. We, irrevocably and without recourse, transfer receivables to the QSPE. The QSPE, in turn, sells an undivided interest in these receivables to the participating financial institutions. We are not ultimately liable for any failure of payment of the obligors on the receivables. We have, however, guaranteed the performance obligations of the sellers and the servicing of the receivables under the related documents.

         The amount of accounts receivable included under the arrangement may increase as certain accounts receivable become eligible, particularly from our large commercial, industrial, and institutional customers, and result in additional available funding. There can be no assurance that these accounts receivable will become eligible and result in additional available funding.

         The two-step transaction described in the above paragraph is accounted for as a sale of receivables and as a result the related receivables are excluded from our consolidated balance sheets. Costs associated with the sale of receivables, $4 million for the three and nine months ended September 30, 2002, primarily the loss on sale and bad debt expense, are included in other expenses in our consolidated statements of operations. We incurred $7 million and $15 million in costs for the three and nine months ended September 30, 2003, respectively. As of December 31, 2002 and September 30, 2003, $277 million and $752 million, respectively, of the outstanding receivables had been sold and the sales have been reflected as a reduction of accounts receivable in our consolidated balance sheets. We have notes receivable (including unpaid interest) from the QSPE of approximately $168 million and $461 million at December 31, 2002 and September 30, 2003, respectively, which are included in our consolidated balance sheets. The failure of the obligors to make payment on the receivables could result in our notes receivable from the QSPE not being fully realized. At December 31, 2002 and September 30, 2003, the equity investment balance was $8 million and $22 million, respectively. Texas Genco holds a senior lien on these notes receivable, while the senior secured note holders and the banks in our March 2003 credit facilities ratably hold a junior lien. See note 4 for further discussion.

         The amount of funding available to us under the receivables facility fluctuates based on the amount of eligible receivables available and by the performance of the receivables portfolio. The following table details the maximum amount under the receivables facility and the amount of funding outstanding as of December 31, 2002 and September 30, 2003:

                                                      DECEMBER 31, 2002     SEPTEMBER 30, 2003
                                                      -----------------     ------------------
                                                                    (IN MILLIONS)
Maximum amount under the receivables facility ....    $             200     $              350
Funding outstanding ..............................                  (95)                  (253)
                                                      -----------------     ------------------
  Unused and unavailable amount ..................    $             105     $               97
                                                      =================     ==================

         Prior to their sale, the book value of the accounts receivable is offset by the amount of the allowance for doubtful accounts and customer security deposits. In calculating the loss on sale, an average discount rate of 5.78% is applied to projected cash collections over a 6-month period. Our collection experience indicated that 98% of the accounts receivables would be collected within a 6-month period.

         The receivables facility expires on September 28, 2004. If the receivables facility is not renewed on its termination date, the collections from the receivables purchased will repay the financial institutions' investment and no new receivables will be purchased under the receivables facility.

(15) SUPPLEMENTAL GUARANTOR INFORMATION

         For the two issuances of senior secured notes in July 2003 totaling $1.1 billion, our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, (b) limited guarantors or (c) non-guarantors.

         The primary full and unconditional guarantors of these senior secured notes are: Reliant Energy Aurora, LP; Reliant Energy California Holdings, LLC; Reliant Energy Electric Solutions, LLC; Reliant Energy Northeast Holdings, Inc.; Reliant Energy Power Generation, Inc.; Reliant Energy Retail Holdings, LLC; Reliant Energy Retail Services, LLC; Reliant Energy Services, Inc.; Reliant Energy Shelby County II, LP and Reliant Energy Solutions, LLC.

         Orion Power Holdings, Inc. is the only limited guarantor of these senior secured notes and its guarantee is limited to approximately $1.1 billion.

         The primary non-guarantors of these senior secured notes are: Astoria Generating Company, LP; Erie Boulevard Hydropower, LP; Liberty Electric PA, LLC; Liberty Electric Power, LLC; Orion Capital; Orion MidWest; Orion Power MidWest LP, LLC; Orion NY; Orion Power New York LP, LLC; Reliant Energy Capital (Europe), Inc.; Reliant Energy Channelview LP; Reliant Energy Europe, Inc.; Reliant Energy Trading & Marketing, B.V.; Reliant Energy Mid-Atlantic

Power Holdings, LLC; Reliant Energy New Jersey Holdings, LLC; Reliant Energy Power Generation Benelux, N.V. and Reliant Energy Europe B.V. All subsidiaries of Orion Power Holdings, Inc. are non-guarantors.

         Each of Orion NY, Orion Power New York LP, LLC, Orion Power New York GP, Inc., Astoria Generating Company, L.P., Carr Street Generating Station, LP, Erie Boulevard Hydropower, LP, Orion MidWest, Orion Power MidWest LP, LLC, Orion Power MidWest GP, Inc., Twelvepole Creek, LLC and Orion Capital is a separate legal entity and has its own assets.

         The following condensed consolidating financial information presents supplemental information for the indicated groups as of December 31, 2002 and September 30, 2003 and for the three and nine months ended September 30, 2002 and 2003:

Condensed Consolidating Statements of Operations.

                                                                       THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                    --------------------------------------------------------------------------
                                                     RELIANT               ORION        NON-
                                                    RESOURCES  GUARANTORS  POWER     GUARANTORS  ADJUSTMENTS(1)   CONSOLIDATED
                                                    ---------  ----------  -------   ----------  --------------   ------------
                                                                                (IN MILLIONS)
Revenues .........................................   $    --    $ 4,658    $    --    $   639    $  (231)           $ 5,066
Trading margins ..................................        --        107         --          8         --                115
                                                     -------    -------    -------    -------    -------            -------
  Total ..........................................        --      4,765         --        647       (231)             5,181
                                                     -------    -------    -------    -------    -------            -------
Fuel and cost of gas sold ........................        --        295         --        225        (92)               428
Purchased power ..................................        --      3,926         --         37       (139)             3,824
Accrual for payment to CenterPoint Energy ........        --         89         --         --         --                 89
Operation and maintenance ........................        --        108         --        116         12                236
General, administrative and development ..........        46        133         11         27        (12)               205
Depreciation and amortization ....................         3         65         --         56         --                124
                                                     -------    -------    -------    -------    -------            -------
  Total ..........................................        49      4,616         11        461       (231)             4,906
                                                     -------    -------    -------    -------    -------            -------
Operating (loss) income ..........................       (49)       149        (11)       186         --                275
                                                     -------    -------    -------    -------    -------            -------
Losses from investments, net .....................        --         --         --         (2)        --                 (2)
Income of equity investments .....................        --          1         --         --         --                  1
Income (loss) of equity investments of
  consolidated subsidiaries ......................        87        (66)        59         --        (80)                --
Other, net .......................................        --          7         --          1         --                  8
Interest expense .................................       (44)        (2)       (13)       (34)        --                (93)
Interest income ..................................         5          3         --          1         --                  9
Interest income (expense) - affiliated
  companies, net .................................        27          6         --        (32)        --                  1
                                                     -------    -------    -------    -------    -------            -------
  Total other income (expense) ...................        75        (51)        46        (66)       (80)               (76)
                                                     -------    -------    -------    -------    -------            -------
Income from continuing operations
  before income taxes.............................        26         98         35        120        (80)               199
Income tax (benefit) expense .....................       (24)        74        (26)        67         --                 91
                                                     -------    -------    -------    -------    -------            -------
Income (loss) from continuing operations .........        50         24         61         53        (80)               108
                                                     -------    -------    -------    -------    -------            -------
Income (loss) from discontinued operations .......        --          5         --        (16)        --                (11)
  before income taxes
Income tax expense ...............................        --          3         --         44         --                 47
                                                     -------    -------    -------    -------    -------            -------
Income (loss) from discontinued operations .......        --          2         --        (60)        --                (58)
                                                     -------    -------    -------    -------    -------            -------
Net income (loss) ................................   $    50    $    26    $    61    $    (7)   $   (80)           $    50
                                                     =======    =======    =======    =======    =======            =======

                                                                       NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                    --------------------------------------------------------------------------
                                                     RELIANT               ORION        NON-
                                                    RESOURCES  GUARANTORS  POWER     GUARANTORS  ADJUSTMENTS(1)   CONSOLIDATED
                                                    ---------  ----------  -------   ----------  --------------   ------------
                                                                                (IN MILLIONS)
Revenues .........................................   $    --    $ 7,779    $    --    $ 1,357        $  (424)        $ 8,712
Trading margins ..................................        --        254         --         27             --             281
                                                     -------    -------    -------    -------        -------         -------
  Total ..........................................        --      8,033         --      1,384           (424)          8,993
                                                     -------    -------    -------    -------        -------         -------
Fuel and cost of gas sold ........................        --        545         --        438           (157)            826
Purchased power ..................................        --      6,320         --         65           (267)          6,118
Accrual for payment to CenterPoint Energy ........        --         89         --         --             --              89
Operation and maintenance ........................        --        270         --        294             25             589
General, administrative and development ..........        42        363         12         84            (25)            476
Depreciation and amortization ....................         9        109         --        150             --             268
                                                     -------    -------    -------    -------        -------         -------
  Total ..........................................        51      7,696         12      1,031           (424)          8,366
                                                     -------    -------    -------    -------        -------         -------
Operating (loss) income ..........................       (51)       337        (12)       353             --             627
                                                     -------    -------    -------    -------        -------         -------
Gains (losses) from investments, net .............        --          4         --         (1)            --               3
Income of equity investments .....................        --         11         --         --             --              11
Income (loss) of equity investments of
  consolidated subsidiaries ......................       116       (271)       111         --             44              --
Other, net .......................................        (6)        11         --         (1)             2               6
Interest expense .................................       (67)        (3)       (29)       (79)            --            (178)
Interest income ..................................         5          3          2          6             (2)             14
Interest income (expense) - affiliated
  companies, net .................................        74         32         --       (101)            --               5
                                                     -------    -------    -------    -------        -------         -------
  Total other income (expense) ...................       122       (213)        84       (176)            44            (139)
                                                     -------    -------    -------    -------        -------         -------
Income from continuing operations before
  income taxes ...................................        71        124         72        177             44             488
Income tax (benefit) expense .....................       (18)       157        (30)        80             --             189
                                                     -------    -------    -------    -------        -------         -------
Income (loss) from continuing operations .........        89        (33)       102         97             44             299
                                                     -------    -------    -------    -------        -------         -------
Income from discontinued operations before
  income taxes ...................................        --         75         --         44             --             119

Income tax expense ...............................        --         28         --         67             --              95
                                                     -------    -------    -------    -------        -------         -------
Income (loss) from discontinued operations .......        --         47         --        (23)            --              24
                                                     -------    -------    -------    -------        -------         -------
Income before cumulative effect of accounting ....        89         14        102         74             44             323
  change
Cumulative effect of accounting change, net
  of tax .........................................        --         --         --       (234)            --            (234)
                                                     -------    -------    -------    -------        -------         -------
Net income (loss) ................................   $    89    $    14    $   102    $  (160)       $    44         $    89
                                                     =======    =======    =======    =======        =======         =======

                                                                    THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                    --------------------------------------------------------------------------
                                                     RELIANT               ORION        NON-
                                                    RESOURCES  GUARANTORS  POWER     GUARANTORS  ADJUSTMENTS(1)   CONSOLIDATED
                                                    ---------  ----------  -------   ----------  --------------   ------------
                                                                                (IN MILLIONS)
Revenues .........................................   $    --    $ 3,345    $    --    $   665        $  (251)        $ 3,759
Trading margins ..................................        --         28         --         (2)            --              26
                                                     -------    -------    -------    -------        -------         -------
  Total ..........................................        --      3,373         --        663           (251)          3,785
                                                     -------    -------    -------    -------        -------         -------
Fuel and cost of gas sold ........................        --        275         --        278           (154)            399
Purchased power ..................................        --      2,511         --         18            (97)          2,432
Operation and maintenance ........................        --         90         --        115             11             216
General, administrative and development ..........         2         99          1         37            (11)            128
Wholesale energy goodwill impairment (2) .........        --        126         --        585            274             985
Depreciation and amortization ....................        --         53         --         80             --             133
                                                     -------    -------    -------    -------        -------         -------
  Total ..........................................         2      3,154          1      1,113             23           4,293
                                                     -------    -------    -------    -------        -------         -------
Operating (loss) income ..........................        (2)       219         (1)      (450)          (274)           (508)
                                                     -------    -------    -------    -------        -------         -------
Income of equity investments .....................        --          3         --         --             --               3
Loss of equity investments of consolidated
  subsidiaries ...................................      (865)       (66)      (531)        --          1,462              --
Other, net .......................................        (1)        (7)        --          4             --              (4)
Interest expense .................................      (120)        (3)       (10)       (34)            13            (154)
Interest income ..................................         1          3         --          1             --               5
Interest income (expense)- affiliated
  companies, net .................................        47         (8)        --        (26)           (13)              --
                                                     -------    -------    -------    -------        -------          -------
  Total other expense ............................      (938)       (78)      (541)       (55)         1,462             (150)
                                                     -------    -------    -------    -------        -------          -------
(Loss) income from continuing operations
  before income taxes ............................      (940)       141       (542)      (505)         1,188             (658)
Income tax (benefit) expense .....................       (25)       131         (5)        32             --              133
                                                     -------    -------    -------    -------        -------          -------
(Loss) income from continuing operations .........      (915)        10       (537)      (537)         1,188             (791)
                                                     -------    -------    -------    -------        -------          -------
Loss from discontinued operations before
  income taxes ...................................        (2)        (2)        --        (37)           (63)            (104)
Income tax (benefit) expense .....................        (1)        (1)        --         23             --               21
                                                     -------    -------    -------    -------        -------          -------
Loss from discontinued operations ................        (1)        (1)        --        (60)           (63)            (125)
                                                     -------    -------    -------    -------        -------          -------
Net (loss) income ................................   $  (916)   $     9    $  (537)   $  (597)       $ 1,125          $  (916)
                                                     =======    =======    =======    =======        =======          =======

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                    --------------------------------------------------------------------------
                                                     RELIANT               ORION        NON-
                                                    RESOURCES  GUARANTORS  POWER     GUARANTORS  ADJUSTMENTS(1)   CONSOLIDATED
                                                    ---------  ----------  -------   ----------  --------------   ------------
                                                                                (IN MILLIONS)
Revenues .........................................   $    --    $ 8,119    $    --    $ 1,702       $  (612)         $ 9,209
Trading margins ..................................        --        (36)        --         (9)           --              (45)
                                                     -------    -------    -------    -------       -------          -------
  Total ..........................................        --      8,083         --      1,693          (612)           9,164
                                                     -------    -------    -------    -------       -------          -------
Fuel and cost of gas sold ........................        --        711         --        728          (361)           1,078
Purchased power ..................................        --      6,331         --         42          (251)           6,122
Accrual for payment to CenterPoint Energy,
  Inc ............................................        --         47         --         --            --               47
Operation and maintenance ........................        --        255         --        360            30              645
General, administrative and development ..........        --        279          2        153           (30)             404
Wholesale energy goodwill impairment (2) .........        --        126         --        585           274              985
Depreciation and amortization ....................        11        112         --        190            --              313
                                                     -------    -------    -------    -------       -------          -------
  Total ..........................................        11      7,861          2      2,058          (338)           9,594
                                                     -------    -------    -------    -------       -------          -------
Operating (loss) income ..........................       (11)       222         (2)      (365)         (274)            (430)
                                                     -------    -------    -------    -------       -------          -------
Gains from investments, net ......................        --          1         --          1            --                2
Loss of equity investments .......................        --         (1)        --         --            --               (1)
Loss of equity investments of consolidated
  subsidiaries ...................................    (1,271)      (478)      (516)        --         2,265               --
Other, net .......................................        --        (12)        --          6            --               (6)
Interest expense .................................      (265)        (8)       (31)       (98)           37             (365)
Interest income ..................................         2         20         --          2            --               24
Interest income (expense)- affiliated
  companies, net .................................       128         (9)        --        (82)          (37)              --
                                                     -------    -------    -------    -------       -------          -------
  Total other expense ............................    (1,406)      (487)      (547)      (171)        2,265             (346)
                                                     -------    -------    -------    -------       -------          -------
Loss from continuing operations before income
  taxes ..........................................    (1,417)      (265)      (549)      (536)        1,991             (776)
Income tax (benefit) expense .....................       (44)       136        (13)        18            --               97
                                                     -------    -------    -------    -------       -------          -------
Loss from continuing operations ..................    (1,373)      (401)      (536)      (554)        1,991             (873)
                                                     -------    -------    -------    -------       -------          -------
(Loss) income from discontinued operations
  before income taxes ............................        (3)        69         --       (420)          (63)            (417)
Income tax (benefit) expense .....................        (1)        24         --         38            --               61
                                                     -------    -------    -------    -------       -------          -------
(Loss) income from discontinued operations .......        (2)        45         --       (458)          (63)            (478)
                                                     -------    -------    -------    -------       -------          -------
Loss before cumulative effect of accounting
  changes ........................................    (1,375)      (356)      (536)    (1,012)        1,928           (1,351)
Cumulative effect of accounting changes, net
  of tax .........................................        --        (42)        --         18            --              (24)
                                                     -------    -------    -------    -------       -------          -------
Net loss .........................................   $(1,375)   $  (398)   $  (536)   $  (994)      $ 1,928          $(1,375)
                                                     =======    =======    =======    =======       =======          =======

-------------

(1) These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2) Based on Orion Power and its subsidiaries' annual goodwill impairment test as of November 1, 2002, Orion Power's consolidated goodwill was impaired by $337 million, which was recognized during the three months ended December 31, 2002. Impairments related to Orion Power have been reflected in the non-guarantor column since Orion Power uses push-down accounting for acquired subsidiaries. However, for continuing operations at a consolidated level, we did not have an impairment of goodwill during 2002. The Orion Power impairment loss was eliminated from Reliant Resources consolidated financial statements, as goodwill was not impaired at the higher level reporting unit, as of December 31, 2002. Based on our wholesale energy reporting unit's goodwill impairment test as of July 2003, we recognized an impairment of $985 million on a consolidated basis during the three months ended September 30, 2003. Due to this impairment at the consolidated level, we concluded that it was more likely than not that there would be impairments at the subsidiary level for entities within the wholesale energy reporting unit. We therefore performed an updated impairment analysis for Orion Power and its subsidiaries as of July 2003. This test resulted in an impairment of $585 million on an Orion Power consolidated basis, which was recognized during the three months ended September 30, 2003 in the non-guarantor column. When combined with the $337 million impairment recognized in 2002, Orion Power and its consolidated subsidiaries have recorded a cumulative impairment of $922 million as of September 30, 2003. Other than Orion Power's subsidiaries' goodwill, the only other goodwill recorded in entities within the wholesale energy reporting unit (other than $4 million related to REMA), totaling $177 million prior to this review, was recorded in the guarantor column and was derived from companies for which we are not required to prepare separate financial statements. We recognized $126 million of impairment in the guarantor column during the three months ended September 30, 2003. This estimate reflects the difference between the consolidated Reliant Resources' impairment and the cumulative impairments recorded by Orion Power and subsidiaries and is supported by management's belief that this remaining amount of impairment is primarily associated with the wholesale energy reporting unit's entities that are guarantors.

Condensed Consolidating Balance Sheets.

                                                                              DECEMBER 31, 2002
                                                    -----------------------------------------------------------------------------
                                                     RELIANT                  ORION        NON-
                                                    RESOURCES  GUARANTORS     POWER     GUARANTORS   ADJUSTMENTS(1)  CONSOLIDATED
                                                    ---------  ----------    -------   -----------   --------------  ------------
                                                                                (IN MILLIONS)
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................   $    657    $    403    $      6   $     49       $     --        $  1,115
  Restricted cash ................................         --          --          --        213             --             213
  Accounts and notes receivable,
   principally customer, net .....................        121         944          46        231             --           1,342
  Accounts and notes receivable - affiliated
    companies ....................................        817         853          --        405         (2,075)             --
  Inventory ......................................         --         129          --        146             --             275
  Trading and marketing assets ...................         --         594          --         42             --             636
  Non-trading derivative assets ..................         --         297          --         48             --             345
  Other current assets ...........................         21         354           1        177            (39)            514
  Current assets of discontinued operations ......          2          11          --        651             --             664
                                                     --------    --------    --------   --------       --------        --------
      Total current assets .......................      1,618       3,585          53      1,962         (2,114)          5,104
                                                     --------    --------    --------   --------       --------        --------
Property, plant and equipment, gross .............        142       2,026           1      5,244             --           7,413
Accumulated depreciation .........................        (21)       (185)         --       (216)            --            (422)
                                                     --------    --------    --------   --------       --------        --------
PROPERTY, PLANT AND EQUIPMENT, NET ...............        121       1,841           1      5,028             --           6,991
                                                     --------    --------    --------   --------       --------        --------
OTHER ASSETS:
  Goodwill, net (2) ..............................         --         210          --        994            337           1,541
  Other intangibles, net .........................         --         116          --        621             --             737
  Notes receivable - affiliated companies ........      2,539       2,019          --        484         (5,042)             --
  Equity investments .............................         --         103          --         --             --             103
  Equity investments in consolidated
    subsidiaries .................................      5,715         273       3,283         --         (9,271)             --
  Trading and marketing assets ...................         --         275          --         26             --             301
  Non-trading derivative assets ..................         --          55          --         42             --              97
  Restricted cash ................................          7          --          --         --             --               7
  Other long-term assets .........................         62         104          33        266            (55)            410
  Long-term assets of discontinued
    operations ...................................         --         302          --      2,076             --           2,378
                                                     --------    --------    --------   --------       --------        --------
      Total other assets .........................      8,323       3,457       3,316      4,509        (14,031)          5,574
                                                     --------    --------    --------   --------       --------        --------
      TOTAL ASSETS ...............................   $ 10,062    $  8,883    $  3,370   $ 11,499       $(16,145)       $ 17,669
                                                     ========    ========    ========   ========       ========        ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and
    short-term borrowings ........................   $    350    $      7    $      8   $    455       $     --        $    820
  Accounts payable, principally trade ............         72         546          --        137             --             755
  Accounts and notes payable - affiliated
    companies ....................................         --       1,192           7        921         (2,120)             --
  Trading and marketing liabilities ..............         --         470          --         35             --             505
  Non-trading derivative liabilities .............         --         271          --         55             --             326
  Other current liabilities ......................         26         312          13        119            (39)            431
  Current liabilities of discontinued
    operations ...................................         --           4          --      1,084             --           1,088
                                                     --------    --------    --------   --------       --------        --------
      Total current liabilities ..................        448       2,802          28      2,806         (2,159)          3,925
                                                     --------    --------    --------   --------       --------        --------
OTHER LIABILITIES:
  Notes payable - affiliated companies ...........         --       2,962          --      2,035         (4,997)             --
  Trading and marketing liabilities ..............         --         208          --         24             --             232
  Non-trading derivative liabilities .............         --          98          --         64             --             162
  Accrual for payment to CenterPoint Energy,
    Inc ..........................................         --         128          --         --             --             128
  Other long-term liabilities ....................         45         163           4        644            (55)            801
  Long-term liabilities of discontinued
    operations ...................................         --          12          --        748             --             760
                                                     --------    --------    --------   --------       --------        --------
      Total other liabilities ....................         45       3,571           4      3,515         (5,052)          2,083
                                                     --------    --------    --------   --------       --------        --------
LONG-TERM DEBT ...................................      3,916           4         466      1,622             --           6,008
                                                     --------    --------    --------   --------       --------        --------
COMMITMENTS AND CONTINGENCIES ....................         --          --          --         --             --              --
STOCKHOLDERS' EQUITY .............................      5,653       2,506       2,872      3,556         (8,934)          5,653
                                                     --------    --------    --------   --------       --------        --------
        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY .................................   $ 10,062    $  8,883    $  3,370   $ 11,499       $(16,145)       $ 17,669
                                                     ========    ========    ========   ========       ========        ========

                                                                              SEPTEMBER 30, 2003
                                                    -----------------------------------------------------------------------------
                                                     RELIANT                  ORION        NON-
                                                    RESOURCES   GUARANTORS    POWER     GUARANTORS   ADJUSTMENTS(1)  CONSOLIDATED
                                                    ---------   ----------   -------   -----------   --------------  ------------
                                                                                (IN MILLIONS)
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................   $     25    $     67    $      8   $     31       $     --        $    131
  Restricted cash ................................         --          --          --        234             --             234
  Accounts and notes receivable, principally
   customer, net .................................         16         971          37        169             --           1,193
  Accounts and notes receivable - affiliated
   companies .....................................        374         836          --        336         (1,546)             --
  Inventory ......................................         --         104          --        163             --             267
  Trading and marketing assets ...................         --         212          --         24             --             236
  Non-trading derivative assets ..................         --         385          --         59             --             444
  Other current assets ...........................         --         262           1        151            (16)            398
  Current assets of discontinued operations ......         --          14          --        596             --             610
                                                     --------    --------    --------   --------       --------        --------
      Total current assets .......................        415       2,851          46      1,763         (1,562)          3,513
                                                     --------    --------    --------   --------       --------        --------
Property, plant and equipment, gross .............         --       3,869           1      5,285             --           9,155
Accumulated depreciation .........................         --        (306)         --       (341)            --            (647)
                                                     --------    --------    --------   --------       --------        --------
PROPERTY, PLANT AND EQUIPMENT, NET ...............         --       3,563           1      4,944             --           8,508
                                                     --------    --------    --------   --------       --------        --------
OTHER ASSETS:
  Goodwill, net (2) ..............................         --          84          --        399             --             483
  Other intangibles, net .........................         --         128          --        590             --             718
  Notes receivable - affiliated companies ........      3,116       2,033          --        532         (5,681)             --
  Equity investments .............................         --          97          --         --             --              97
  Equity investments in consolidated
   subsidiaries ..................................      5,150        (171)      2,816         --         (7,795)             --
  Trading and marketing assets ...................         --         182          --          9             --             191
  Non-trading derivative assets ..................          3         104          --         17             --             124
  Restricted cash ................................        278          --          --         37             --             315
  Other long-term assets .........................        173         213          42        297           (107)            618
  Long-term assets of discontinued operations ....         --         278          --      1,779             --           2,057
                                                     --------    --------    --------   --------       --------        --------
      Total other assets .........................      8,720       2,948       2,858      3,660        (13,583)          4,603
                                                     --------    --------    --------   --------       --------        --------
      TOTAL ASSETS ...............................   $  9,135    $  9,362    $  2,905   $ 10,367       $(15,145)       $ 16,624
                                                     ========    ========    ========   ========       ========        ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and
    short-term borrowings ........................   $     (3)   $      5    $      8   $    402       $     --        $    412
  Accounts payable, principally trade ............          6         511          --         50             --             567
  Accounts and notes payable - affiliated
    companies ....................................         --         647           8        935         (1,590)             --
  Trading and marketing liabilities ..............         --         155          --         26             --             181
  Non-trading derivative liabilities .............         --         305          --         56             --             361
  Other current liabilities ......................         49         342          26         54            (16)            455
  Current liabilities of discontinued
    operations ...................................         --           5          --      1,070             --           1,075
                                                     --------    --------    --------   --------       --------        --------
      Total current liabilities ..................         52       1,970          42      2,593         (1,606)          3,051
                                                     --------    --------    --------   --------       --------        --------
OTHER LIABILITIES:
  Notes payable - affiliated companies ...........         --       3,567          --      2,070         (5,637)             --
  Trading and marketing liabilities ..............         --         167          --          7             --             174
  Non-trading derivative liabilities .............         --          90          --         50             --             140
  Accrual for payment to CenterPoint Energy,
    Inc ..........................................         --         175          --         --             --             175
  Other long-term liabilities ....................        167         232           3        590           (107)            885
  Long-term liabilities of discontinued
    operations ...................................         --          11          --        790             --             801
                                                     --------    --------    --------   --------       --------        --------
      Total other liabilities ....................        167       4,242           3      3,507         (5,744)          2,175
                                                     --------    --------    --------   --------       --------        --------
LONG-TERM DEBT ...................................      4,631         400         460      1,622             --           7,113
                                                     --------    --------    --------   --------       --------        --------
COMMITMENTS AND CONTINGENCIES ....................         --          --          --         --             --              --
STOCKHOLDERS' EQUITY .............................      4,285       2,750       2,400      2,645         (7,795)          4,285
                                                     --------    --------    --------   --------       --------        --------
        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY .................................   $  9,135    $  9,362    $  2,905   $ 10,367       $(15,145)       $ 16,624
                                                     ========    ========    ========   ========       ========        ========


-------------

(1) These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2) Based on Orion Power and its subsidiaries' annual goodwill impairment test as of November 1, 2002, Orion Power's consolidated goodwill was impaired by $337 million, which was recognized during the three months ended December 31, 2002. Impairments related to Orion Power have been reflected in the non-guarantor column since Orion Power uses push-down accounting for acquired subsidiaries. However, for continuing operations at a consolidated level, we did not have an impairment of goodwill during 2002. The Orion Power impairment loss was eliminated from Reliant Resources consolidated financial statements, as goodwill was not impaired at the higher level reporting unit, as of December 31, 2002. Based on our wholesale energy reporting unit's goodwill impairment test as of July 2003, we recognized an impairment of $985 million on a consolidated basis during the three months ended September 30, 2003. Due to this impairment at the consolidated level, we concluded that it was more likely than not that there would be impairments at the subsidiary level for entities within the wholesale energy reporting unit. We therefore performed an updated impairment analysis for Orion Power and its subsidiaries as of July 2003. This test resulted in an impairment of $585 million on an Orion Power consolidated basis, which was recognized during the three months ended September 30, 2003 in the non-guarantor column. When combined with the $337 million impairment recognized in 2002, Orion Power and its consolidated subsidiaries have recorded a cumulative impairment of $922 million as of September 30, 2003. Other than Orion Power's subsidiaries' goodwill, the only other goodwill recorded in entities within the wholesale energy reporting unit (other than $4 million related to REMA), totaling $177 million prior to this review, was recorded in the guarantor column and was derived from companies for which we are not required to prepare separate financial statements. We recognized $126 million of impairment in the guarantor column during the three months ended September 30, 2003. This estimate reflects the difference between the consolidated Reliant Resources' impairment and the cumulative impairments recorded by Orion Power and subsidiaries and is supported by management's belief that this remaining amount of impairment is primarily associated with the wholesale energy reporting unit's entities that are guarantors.

Condensed Consolidating Statements of Cash Flows.


                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                    -----------------------------------------------------------------------------
                                                     RELIANT                  ORION        NON-
                                                    RESOURCES   GUARANTORS    POWER     GUARANTORS   ADJUSTMENTS(1)  CONSOLIDATED
                                                    ---------   ----------   -------   -----------   --------------  ------------
                                                                                (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash (used in) provided by continuing
    operations from operating activities ..........   $   (37)   $   216    $   (64)   $   267         $    --         $   382
                                                      -------    -------    -------    -------         -------         -------
  Net cash (used in) provided by discontinued
    operations from operating activities ..........      (113)        47         --        (44)             --            (110)
                                                      -------    -------    -------    -------         -------         -------
  Net cash (used in) provided by operating
    activities ....................................      (150)       263        (64)       223              --             272
                                                      -------    -------    -------    -------         -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ............................       (47)      (271)        --       (137)             --            (455)
  Business acquisition, net of cash acquired ......    (2,964)        --         76         --             (76)         (2,964)
  Other, net ......................................        --         (1)        --         --              --              (1)
  Investments in and distributions from
    subsidiaries, net and Reliant Resources'
    advances to and distributions from its
    wholly-owned subsidiaries, net (2) ............      (336)        15        125        242             (46)             --
                                                      -------    -------    -------    -------         -------         -------
    Net cash (used in) provided by continuing
      operations from investing activities ........    (3,347)      (257)       201        105            (122)         (3,420)
    Net cash (used in) provided by
      discontinued operations from investing
      activities ..................................        --         (7)        --        125              --             118
                                                      -------    -------    -------    -------         -------         -------
    Net cash (used in) provided by investing
      activities ..................................    (3,347)      (264)       201        230            (122)         (3,302)
                                                      -------    -------    -------    -------         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ....................        --         14         --         --              --              14
  Payments of long-term debt ......................        --         (4)      (189)        --              --            (193)
  Increase in short-term borrowings, net ..........     4,277          1         51        (45)             --           4,284
  Changes in notes with affiliated companies,
    net (3) .......................................       386         58         --       (180)            122             386
    Payments of financing costs ...................       (10)        --         --         --              --             (10)
  Other, net ......................................        12         (1)        --          2              --              13
                                                      -------    -------    -------    -------         -------         -------
    Net cash provided by (used in) continuing
      operations from financing activities ........     4,665         68       (138)      (223)            122           4,494
    Net cash used in discontinued operations
      from financing activities ...................        --         --         --       (203)             --            (203)
                                                      -------    -------    -------    -------         -------         -------
    Net cash provided by (used in) financing
      activities ..................................     4,665         68       (138)      (426)            122           4,291
                                                      -------    -------    -------    -------         -------         -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS ................................        --         --         --          6              --               6
                                                      -------    -------    -------    -------         -------         -------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...........     1,168         67         (1)        33              --           1,267
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD ..........................................         1         68         --         29              --              98
                                                      -------    -------    -------    -------         -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........   $ 1,169    $   135    $    (1)   $    62         $    --         $ 1,365
                                                      =======    =======    =======    =======         =======         =======

                                                                       NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                 ----------------------------------------------------------------------------------
                                                  RELIANT                    ORION        NON-
                                                 RESOURCES    GUARANTORS     POWER     GUARANTORS   ADJUSTMENTS(1)   CONSOLIDATED
                                                 ---------    ----------    -------    ----------   --------------   ------------
                                                                                (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash (used in) provided by continuing
    operations from operating activities .....  $     (24)   $      426    $   (13)   $      155    $       --       $     544
  Net cash used in discontinued operations
    from operating activities ................         --            (4)        --           (12)           --             (16)
                                                ---------    ----------    -------    ----------    ----------       ---------
  Net cash (used in) provided by operating
    activities ...............................        (24)          422        (13)          143            --             528
                                                ---------    ----------    -------    ----------    ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................        (20)         (389)        --           (63)           --            (472)
  Reliant Resources' advances to and
    distributions from its wholly-owned
    subsidiaries, net (2) ....................        607            --         15            --          (622)             --
  Restricted cash ............................       (272)           --         --            --            --            (272)
                                                ---------    ----------    -------    ----------    ----------       ---------
    Net cash provided by (used in)
      continuing operations from
      investing activities ...................        315          (389)        15           (63)         (622)           (744)
    Net cash used in discontinued
      operations from investing
      activities .............................         --            (3)        --           (10)           --             (13)
                                                ---------    ----------    -------    ----------    ----------       ---------
    Net cash provided by (used in)
      investing activities ...................        315          (392)        15           (73)         (622)           (757)
                                                ---------    ----------    -------    ----------    ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ...............      1,375           195         --            42            --           1,612
  Payments of long-term debt .................     (1,056)           (4)        --           (74)           --          (1,134)
  Decrease in short-term borrowings, net .....     (1,066)           --         --            (7)           --          (1,073)
  Changes in notes with affiliated
    companies, net (3) .......................         --          (557)        --           (65)          622              --
  Payments of financing costs ................       (183)           --         --            --            --            (183)
  Other, net .................................          7            --         --            --            --               7
                                                ---------    ----------    -------    ----------    ----------       ---------
    Net cash used in continuing operations
      from financing activities ..............       (923)         (366)        --          (104)          622            (771)
    Net cash used in discontinued
      operations from financing activities ...         --            --         --            --            --              --
                                                ---------    ----------    -------    ----------    ----------       ---------
    Net cash used in financing activities ....       (923)         (366)        --          (104)          622            (771)
                                                ---------    ----------    -------    ----------    ----------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS ...........................         --            --         --            16            --              16
                                                ---------    ----------    -------    ----------    ----------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS ......       (632)         (336)         2           (18)           --            (984)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD .....................................        657           403          6            49            --           1,115
                                                ---------    ----------    -------    ----------    ----------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...  $      25    $       67    $     8    $       31    $       --       $     131
                                                =========    ==========    =======    ==========    ==========       =========

-------------
(1) These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.
(2) Investments in and distributions from subsidiaries, net and Reliant Resources' advances to and distributions from its wholly-owned subsidiaries, net are classified as investing activities for Reliant Resources and its wholly-owned subsidiaries.
(3) Changes in notes with affiliated companies, net are classified as financing activities for Reliant Resources' wholly-owned subsidiaries.


(16) REPORTABLE SEGMENTS

         We have identified the following reportable segments: retail energy, wholesale energy and other operations. In February 2003, we signed an agreement to sell our European energy operations and have classified that as discontinued operations. See note 17 for further discussion. In July 2003, we entered into a definitive agreement to sell our Desert Basin plant operations (which was formerly included in our wholesale energy segment) and have classified that as discontinued operations. See note 18 for further discussion. Our determination of reportable segments considers the strategic operating units under which we manage sales, allocate resources and assess performance of various products and services to wholesale or retail customers. Financial information for Orion Power is included in the segment disclosures only for periods beginning on the acquisition date. Earnings (loss) before interest expense, interest income and income taxes (EBIT) is the primary measurement used by our management to evaluate segment performance. EBIT is not defined under GAAP, should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income (loss) from operations as determined under GAAP.

         Effective January 1, 2003, we began reporting our ERCOT generation facilities, which consist of ten power generation units completed or under various stages of construction at seven facilities with an aggregate net generation capacity of 805 MW located in Texas, in our retail energy segment rather than our wholesale energy segment. We include our Texas generation facilities in our retail energy segment for segment reporting because energy from those assets is primarily used to serve retail energy segment customers. Reportable segments from prior periods have been reclassified to conform to the 2003 presentation.

         We have made certain changes in presentation to transfer and/or eliminate certain intrasegment and intersegment revenues and purchased power expense for all periods beginning January 1, 2002. For the six months ended June 30, 2002 and 2003, we transferred and/or eliminated these amounts and decreased our retail energy segment's revenues and purchased power expense by $1 million and $290 million, respectively. For the nine months ended September 30, 2002, we transferred and/or eliminated these amounts and decreased our retail energy segment's revenues and purchased power expense by $31 million. For the six months ended June 30, 2002 and for the nine months ended September 30, 2002, we transferred certain of these amounts and decreased our wholesale energy segment's revenues and purchased power expense by $24 million and $68 million, respectively. These transfers and/or eliminations had no impact on our consolidated revenues and purchased power expense for any period.

         Financial data for business segments (excluding items related to our discontinued operations, other than total assets) are as follows:

                                                       RETAIL    WHOLESALE     OTHER      DISCONTINUED
                                                       ENERGY      ENERGY     OPERATIONS   OPERATIONS   ELIMINATIONS  CONSOLIDATED
                                                      --------   ---------    ----------  ------------  ------------  ------------
                                                                                          (IN MILLIONS)
FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2002:
  Revenues from external customers ...............    $  1,674    $  3,391     $      1     $     --    $     --     $  5,066
  Intersegment revenues ..........................          --          48           --           --         (48)          --
  Trading margins ................................          82          33           --           --          --          115
  Depreciation and amortization ..................          11         109            4           --          --          124
  Operating income (loss) ........................         243          83          (51)          --          --          275
  Income of equity investments ...................          --           1           --           --          --            1
  EBIT ...........................................         241          91          (50)          --          --          282
  Expenditures for long-lived assets .............          11         129           12           --          --          152

FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2002 (EXCEPT AS DENOTED):
  Revenues from external customers ...............       3,313       5,396            3           --          --        8,712
  Intersegment revenues ..........................          --          87           --           --         (87)          --
  Trading margins ................................         150         131           --           --          --          281
  Depreciation and amortization ..................          25         233           10           --          --          268
  Operating income (loss) ........................         491         195          (59)          --          --          627
  Income of equity investments ...................          --          11           --           --          --           11
  EBIT ...........................................         489         218          (60)          --          --          647
  Expenditures for long-lived assets .............          68       3,304           47           --          --        3,419
  Equity investments as of December 31, 2002 .....          --         103           --           --          --          103
  Total assets as of December 31, 2002 ...........       2,107      11,932          916        3,042        (328)      17,669

FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2003:
  Revenues from external customers ...............       2,014       1,745           --           --          --        3,759
  Intersegment revenues ..........................          --          90           --           --         (90)          --
  Trading margins ................................          --          26           --           --          --           26
  Depreciation and amortization ..................          13         109           11           --          --          133
  Operating income (loss) ........................         378        (882)          (4)          --          --         (508)
  Income of equity investments ...................          --           3           --           --          --            3
  EBIT ...........................................         371        (876)          (4)          --          --         (509)
  Expenditures for long-lived assets .............          10          99           12           --          --          121

FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2003 (EXCEPT AS DENOTED):
  Revenues from external customers ...............       4,883       4,325            1           --          --        9,209
  Intersegment revenues ..........................          --         248           --           --        (248)          --
  Trading margins ................................          --         (45)          --           --          --          (45)
  Depreciation and amortization ..................          35         255           23           --          --          313
  Operating income (loss) ........................         507        (913)         (24)          --          --         (430)
  Loss of equity investments .....................          --          (1)          --           --          --           (1)
  EBIT ...........................................         496        (908)         (23)          --          --         (435)
  Expenditures for long-lived assets .............          25         415           32           --          --          472
  Equity investments as of September 30, 2003 ....          --          97           --           --          --           97
  Total assets as of September 30, 2003 ..........       1,859      11,552          848        2,667        (302)      16,624

                                                          FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                          ---------------------------     ---------------------------
                                                              2002            2003            2002            2003
                                                          -----------     -----------     -----------     -----------
                                                                                 (IN MILLIONS)
RECONCILIATION OF OPERATING INCOME (LOSS) TO EBIT
  AND EBIT TO NET INCOME (LOSS):
Operating income (loss) ..............................    $       275     $      (508)    $       627     $      (430)
(Losses) gains from investments, net .................             (2)             --               3               2
Income (loss) of equity investments ..................              1               3              11              (1)
Other income (expense), net ..........................              8              (4)              6              (6)
                                                          -----------     -----------     -----------     -----------
EBIT .................................................            282            (509)            647            (435)
Interest expense .....................................            (93)           (154)           (178)           (365)
Interest income ......................................              9               5              14              24
Interest income - affiliated companies, net ..........              1              --               5              --
                                                          -----------     -----------     -----------     -----------
Income (loss) from continuing operations before
  income taxes........................................            199            (658)            488            (776)
Income tax expense ...................................             91             133             189              97
                                                          -----------     -----------     -----------     -----------
Income (loss) from continuing operations .............            108            (791)            299            (873)
(Loss) income from discontinued operations, net
  of tax .............................................            (58)           (125)             24            (478)
                                                          -----------     -----------     -----------     -----------
Income (loss) before cumulative effect of
  accounting changes .................................             50            (916)            323          (1,351)
Cumulative effect of accounting changes, net of
  tax ................................................             --              --            (234)            (24)
                                                          -----------     -----------     -----------     -----------
    Net income (loss) ................................    $        50     $      (916)    $        89     $    (1,375)
                                                          ===========     ===========     ===========     ===========


(17) DISCONTINUED OPERATIONS - SALE OF OUR EUROPEAN ENERGY OPERATIONS

         General. In February 2003, we signed an agreement to sell our European energy operations to n.v. Nuon (Nuon), a Netherlands-based electricity distributor, through the sale of our shares in Reliant Energy Europe B.V. (RE
BV), a holding company for these operations. The sale is subject to regulatory approval by the Dutch and German competition authorities. The German competition authority approved the sale in May 2003. Approval by the Dutch competition authority is pending and is further discussed below.

         Purchase Price. Upon consummation of the sale, we expect to receive cash proceeds of approximately $1.3 billion (Euro 1.1 billion). We calculated the United States dollar amounts assuming an exchange rate of 1.1656 US dollar to the Euro, which was the exchange rate in effect on September 30, 2003, while the December 31, 2002 balances were calculated using an exchange rate of 1.0492 US dollar to the Euro. In August 2003, we hedged our anticipated net proceeds from the sale of our European energy operations by purchasing Euro 544 million of foreign currency options, which expire on November 21, 2003. We intend to further evaluate our hedging of the net proceeds of the sale transaction based on future developments in the regulatory approval process and our assessment of the anticipated closing date for the transaction.

         The purchase price payable at closing assumes that our European energy operations will have, on the closing date, net cash of at least $134 million (Euro 115 million). If the amount of net cash is less on the closing date, the purchase price will be reduced accordingly. Based on current estimates, we believe that our European energy operations will have more than Euro 115 million of net cash at closing. However, since the amount of net cash fluctuates based on operational needs, there can be no assurance as to the amount of net cash on the closing date.

         As additional contingent consideration for the sale, we are also entitled to receive from Nuon 90% of any cash payments in excess of $128 million (Euro 110 million) paid by NEA B.V. (NEA) after February 2003, to Reliant Energy Power Generation Benelux B.V. (REPGB), the operating subsidiary of RE BV. REPGB has an equity investment in NEA, the former coordinating body for the Dutch electricity sector. NEA is in the process of liquidating various stranded cost contract liabilities incurred by it during the period prior to the liberalization of the Dutch energy market. Given uncertainties associated with this liquidation, there can be no assurance as to the amount, if any, or timing of potential consideration resulting from cash payments by NEA.

         Use of Cash Proceeds from Sale. We intend to use the cash proceeds from the sale first to pay transaction costs and to prepay the Euro 600 million bank term loan borrowed by Reliant Energy Capital (Europe), Inc. (RECE) to finance a portion of the original acquisition costs of our European energy operations. This would result in net cash proceeds of approximately $0.6 billion (Euro 0.5 billion). We intend to place $360 million of the net cash proceeds in a restricted escrow account for the possible acquisition of CenterPoint's holdings of the common stock of Texas Genco. We intend to use the balance of the net proceeds (approximately $0.2 billion) to prepay debt under our March 2003 credit facilities.

         Status of Regulatory Approvals. The sale remains subject to regulatory approval of the Dutch competition authority (the NMa).

         In September 2003, the NMa issued an order regarding the outcome of its first phase review of the proposed acquisition of our European energy operations by Nuon. In its order, the NMa informed the parties that a second phase investigation of the proposed acquisition is required in light of the possibility of a negative impact on competition in certain segments of the Dutch electricity market that could result from increased concentration in the electricity production sector following the acquisition.

         On September 16, 2003, the parties submitted to the NMa a "license application" as required under the Dutch Competition Act to initiate the second phase review. Under the Dutch regulatory system, the NMa has a maximum of 13 weeks in which to reach a decision on the license application. Assuming no interruption in the second phase review period, the deadline for the NMa to reach a decision on the transaction is December 16, 2003. During the second phase review, the NMa typically undertakes a more in-depth investigation of the impact of the proposed acquisition. The NMa can request additional information or ask additional questions of us and Nuon. While requests or questions are outstanding, the 13-week period is interrupted. In certain circumstances, the NMa also has the right to initiate hearings regarding the proposed acquisition or solicit third-party comments regarding any proposed condition to its approval of an acquisition. Any final decision of the NMa would be subject to appeal through the Dutch courts or, in cases of extraordinary reasons of public interest, by application to the Minister of Economic Affairs of the Netherlands.

         Together with Nuon, we are engaged in ongoing discussions with the NMa to address the concerns identified in its order. These discussions are centered on various proposals submitted by Nuon to the NMa regarding possible post-closing conditions to the NMa's approval of the acquisition.

         Based on our understanding of applicable regulatory precedents and the status of the NMa's investigation, and subject to the outcome of the ongoing discussions between the parties and the NMa, we continue to believe that NMa approval and closing should occur prior to the end of 2003. Under the share purchase agreement and related agreements, Nuon has agreed to use its best efforts to obtain NMa regulatory approval, including, where required to do so, to make or agree to any proposal or action and comply with all requirements of the NMa, including divestitures or any other commitment, undertakings or conditions, unless such would have a material adverse effect on Nuon or the companies comprising our European energy operations. As defined in the share purchase agreement, a "material adverse effect" generally means any change, circumstance, event or effect that individually or jointly is materially adverse to the business, assets, condition, or results of operations of Nuon, the companies comprising our European energy operations or any of their affiliates and their respective businesses that individually or jointly result in an economic loss to Nuon, the companies comprising our European energy operations or any of their affiliates equal to or in excess of an aggregate amount of one hundred million Euros.

         If a material adverse effect were deemed to exist, Nuon would be entitled, but not obligated, to consummate the transaction on the terms provided in the share purchase agreement. The share purchase agreement contains a provision allowing each of the parties to terminate the proposed acquisition if regulatory approval is not received on or prior to November 28, 2003.

         While we continue to believe that the sale of our European energy operations to Nuon will be consummated, given the uncertainties inherent in any regulatory process, we can provide no assurance (a) that the transaction will be approved by the NMa, (b) that such approval can be obtained in a timely manner or (c) that the terms and conditions under which such approval are granted will not be deemed by Nuon to result in a material adverse effect.

         Extension of European Financing Terms. To address the possibility of a delay in the consummation of the proposed sale of our European energy operations, or a possible termination of the share purchase agreement with Nuon due to failure to receive timely NMa approval, we have initiated discussions with our lenders regarding extensions of the maturity dates of the credit facilities associated with our European energy operations. As in the case of any financing, there can be no assurances that these efforts to extend the maturity dates will be successful.

         RECE is a borrower under a Euro 600 million secured term loan facility originally entered into in connection with the acquisition of our European energy operations. Under its terms, the RECE facility will mature on the earlier of (a) completion of the sale to Nuon or (b) December 31, 2003. As of December 31, 2002 and September 30, 2003, $630 million (Euro 600 million) and $699 million (Euro 600 million), respectively, under this facility was outstanding and is included in liabilities of discontinued operations in our consolidated balance sheets. Under the RECE facility, there is no recourse to Reliant Resources.

         REPGB has unsecured credit facilities that consist of (a) a Euro 150 million ($175 million) revolving credit facility and (b) a letter of credit facility for $400 million. Under the two facilities, there is no recourse to Reliant Resources. Upon the closing of the sale to Nuon, the REPGB credit facilities will remain the obligations of REPGB.

         The revolving credit facility matures on December 31, 2003. It contains an option that allows REPGB to utilize up to Euro 100 million ($117 million) for letters of credit. At December 31, 2002 and September 30, 2003, there were no borrowings outstanding under the revolving credit facility. At December 31, 2002 and September 30, 2003, there were Euro 17 million ($18 million) and Euro 27 million ($31 million), respectively, of letters of credit outstanding under the revolving credit facility.

         The $400 million letter of credit facility matures on January 5, 2004. At December 31, 2002 and September 30, 2003, letters of credit of $355 million and $363 million, respectively, were outstanding under the facility.

         In addition, REPGB has current and long-term indebtedness, consisting primarily of medium term notes and private loans, which mature in 2004 and 2006, respectively, of $38 million at December 31, 2002 and $41 million at September 30, 2003. This debt is unsecured and non-recourse to Reliant Resources. Upon closing of the sale to Nuon, this indebtedness will remain the obligation of REPGB.

         Accounting Treatment of Sale Transaction. In connection with the anticipated sale, we recognized an estimated loss on disposition of $393 million during the nine months ended September 30, 2003 ($384 million loss recorded during the three months ended March 31, 2003, $44 million offset to the loss recorded during the three months ended June 30, 2003 and $53 million loss recorded during the three months ended September 30, 2003). The loss recognized during the three months ended September 30, 2003, is primarily a result of changes in our estimated loss due to refinement of the estimated loss calculation and changes in the estimate of the tax assets and obligations to be retained. We do not currently anticipate that there will be a Dutch or United States income tax benefit realized by us as a result of this loss. This loss represents an estimate and could change based on (a) changes in the foreign currency exchange rate from September 30, 2003 to the date of sale, (b) changes in intercompany balances from September 30, 2003 to the date of sale and (c) various other factors. We will recognize contingent payments, if any (as discussed above), in earnings upon receipt. During the first quarter of 2003, we began to report the results of our European energy operations as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS No. 144) and accordingly, reclassified amounts from prior periods. For information regarding goodwill impairments of our European energy segment recognized in the first and fourth quarters of 2002 of $234 million and $482 million, respectively, see note 7.

         Assets and liabilities related to our European energy discontinued operations were as follows:

                                                                                   DECEMBER 31, 2002    SEPTEMBER 30, 2003
                                                                                   -----------------    ------------------
                                                                                                (IN MILLIONS)
CURRENT ASSETS:
  Cash and cash equivalents ...................................................    $             112    $              159
  Accounts and notes receivable and accrued unbilled revenues, principally
    customer, net .............................................................                  377                   184
  Other current assets ........................................................                  164                   253
                                                                                   -----------------    ------------------
    Total current assets ......................................................                  653                   596
                                                                                   -----------------    ------------------
PROPERTY, PLANT AND EQUIPMENT, NET ............................................                1,647                 1,320
OTHER ASSETS:
  Stranded costs indemnification receivable ...................................                  203                   211
  Investment in NEA ...........................................................                  210                   232
  Other .......................................................................                   16                    16
                                                                                   -----------------    ------------------
    Total long-term assets ....................................................                2,076                 1,779
                                                                                   -----------------    ------------------
      Total Assets ............................................................    $           2,729    $            2,375
                                                                                   =================    ==================

CURRENT LIABILITIES:
  Current portion of long-term debt and short-term borrowings .................    $             631    $              738
  Accounts payable, principally trade .........................................                  306                   145
  Other current liabilities ...................................................                  147                   187
                                                                                   -----------------    ------------------
    Total current liabilities .................................................                1,084                 1,070
                                                                                   -----------------    ------------------
OTHER LIABILITIES:
  Trading and marketing and non-trading derivative liabilities, including
    stranded costs liability ..................................................                  363                   395
  Other liabilities ...........................................................                  348                   393
                                                                                   -----------------    ------------------
    Total other liabilities ...................................................                  711                   788
                                                                                   -----------------    ------------------
LONG-TERM DEBT ................................................................                   37                     2
                                                                                   -----------------    ------------------
    Total long-term liabilities ...............................................                  748                   790
                                                                                   -----------------    ------------------
      Total Liabilities .......................................................    $           1,832    $            1,860
                                                                                   =================    ==================
Accumulated other comprehensive income ........................................    $              39    $               --
                                                                                   =================    ==================

         Revenues and pre-tax income (loss) related to our European energy discontinued operations were as follows:

                                                        THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------      -------------------------------
                                                             2002               2003              2002                2003
                                                        -------------      -------------      -------------     -------------
                                                                                     (IN MILLIONS)
Revenues ............................................   $         148      $         168      $         457     $         534
(Loss) income before income tax expense/benefit .....             (21)               (33)(1)             89              (360)(1)

---------
(1) Included in these amounts are a $53 million loss and a $393 million loss for the three and nine months ended September 30, 2003, respectively, related to our gain/loss on disposition.

(18) DISCONTINUED OPERATIONS - SALE OF OUR DESERT BASIN PLANT OPERATIONS

         On July 9, 2003, we entered into a definitive agreement to sell our 588-megawatt Desert Basin plant, located in Casa Grande, Arizona, to Salt River Project Agricultural Improvement and Power District (SRP) of Phoenix for $289 million. The sale closed on October 15, 2003. Desert Basin, a combined-cycle facility that we developed, started commercial operation in 2001 and provided all of its power to SRP under a 10-year power purchase agreement, which terminated in connection with the sale. The Desert Basin plant was the only operation of Reliant Energy Desert Basin, LLC, a subsidiary of Reliant Resources. Our March 2003 credit facilities permit us to place cash proceeds from certain asset sales in a restricted escrow account for the possible acquisition of CenterPoint's holdings of the common stock of Texas Genco, and the net proceeds of $285 million of the sale were placed in such an escrow account. We intend to use the net proceeds for the possible acquisition of CenterPoint's holdings of the common stock of Texas Genco or to prepay indebtedness under our March 2003 credit facilities.

         Our agreement to sell our Desert Basin plant resulted in Desert Basin meeting the definition of an asset that is "held for sale" in accordance with generally accepted accounting principles and has been reflected as such in our interim financial statements. Accordingly, we have recognized a loss of $75 million, after-tax, on the disposition of our Desert

Basin plant operations during the three months ended September 30, 2003. The loss on disposition of $83 million ($75 million after-tax), consisted of a loss of $20 million ($12 million after-tax) on the tangible assets and liabilities associated with our actual investment in the Desert Basin plant operations and a loss of $63 million (pre-tax and after-tax) relating to the allocated goodwill of our wholesale energy reporting unit. We did not allocate any goodwill to our Desert Basin plant operations prior to July 1, 2003.

         Assets and liabilities related to our Desert Basin plant discontinued operations were as follows:


                                                                                   DECEMBER 31, 2002    SEPTEMBER 30, 2003
                                                                                   -----------------    ------------------
                                                                                               (IN MILLIONS)
CURRENT ASSETS:
  Cash and cash equivalents ...................................................    $              --    $               --
  Accounts and notes receivable and accrued unbilled revenues, principally
    customer, net .............................................................                    6                     5
  Other current assets ........................................................                    5                     9
                                                                                   -----------------    ------------------
    Total current assets ......................................................                   11                    14
                                                                                   -----------------    ------------------
PROPERTY, PLANT AND EQUIPMENT, NET ............................................                  302                   278
OTHER ASSETS:
  Other .......................................................................                   --                    --
                                                                                   -----------------    ------------------
    Total long-term assets ....................................................                  302                   278
                                                                                   -----------------    ------------------
      Total Assets ............................................................    $             313    $              292
                                                                                   =================    ==================
CURRENT LIABILITIES:
  Accounts payable, principally trade .........................................    $               1    $               --
  Other current liabilities ...................................................                    3                     5
                                                                                   -----------------    ------------------
    Total current liabilities .................................................                    4                     5
                                                                                   -----------------    ------------------
OTHER LIABILITIES:
  Other liabilities ...........................................................                   12                    11
                                                                                   -----------------    ------------------
    Total other liabilities ...................................................                   12                    11
                                                                                   -----------------    ------------------
    Total long-term liabilities ...............................................                   12                    11
                                                                                   -----------------    ------------------
      Total Liabilities .......................................................    $              16    $               16
                                                                                   =================    ==================


         Revenues and pre-tax income (loss) related to our Desert Basin plant discontinued operations were as follows:

                                                        THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------      -------------------------------
                                                             2002               2003              2002                2003
                                                        -------------      -------------      -------------     -------------
                                                                                     (IN MILLIONS)
Revenues ............................................   $          15      $         16       $          46     $          47
Income (loss) before income tax expense/benefit .....              11               (71)(1)              30               (56)(1)

----------

(1) Included in these amounts is an $83 million loss for the three and nine months ended September 30, 2003, related to our loss on disposition.


                                      * * *

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with (a) our Current Report on Form 8-K filed on June 5, 2003 and (b) our Current Report on Form 8-K filed on June 30, 2003.

                                    OVERVIEW

     We provide electricity and energy services with a focus on the competitive retail and wholesale segments of the electric power industry in the United States. With respect to the retail segment of the industry, we provide customized electricity and related energy services to large commercial, industrial and institutional customers in Texas and, to a lesser extent, in the Pennsylvania - New Jersey - Maryland (PJM) Interconnection. We also provide standardized electricity and related services to residential and small commercial customers in Texas. Within the wholesale segment of the industry, we own and/or operate a substantial number of electric power generating units dispersed broadly across the United States. These units are not subject to traditional cost-based regulation; therefore, we can generally sell electricity at prices determined by the market, subject to regulatory limitations. We market electric energy, capacity and ancillary services and procure and, in some instances, resell natural gas, coal, fuel oil, natural gas transportation capacity and other energy-related commodities to optimize our physical assets and manage the risk of our asset portfolio. We sell energy commodities to and buy energy commodities from a variety of over-the-counter and exchange-based markets, as well as directly to or from energy producers, distributors and retailers, as appropriate.

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

     In this section, we discuss our results of operations on a consolidated basis and on a segment basis for each of our financial reporting segments. We also discuss our financial condition. Our segments include retail energy, wholesale energy and other operations. For segment reporting information, see note 16 to our interim financial statements.

     In February 2002, we acquired all of the outstanding shares of common stock of Orion Power for an aggregate purchase price of $2.9 billion and we assumed $2.4 billion in debt obligations. For additional information regarding our acquisition of Orion Power, see note 6 to our interim financial statements.

     During 2002 and the nine months ended September 30, 2003, the following factors, among others, continued to negatively impact our business:

     o    weaker pricing for electric energy, capacity and ancillary services;

     o narrowing of the spark spread (difference between power prices and natural gas fuel costs) in most regions of the United States in which we operate gas-fired generation facilities;

     o    the effects of market participant contraction;

     o    reduced liquidity in the United States power markets; and

     o    downgrades in our credit ratings to below investment grade in 2002.

     We tested our wholesale energy segment's goodwill for impairment effective July 2003 as required under SFAS No. 142 due to the disposition of our Desert Basin plant operations. In connection with this July 2003 impairment analysis, we recognized an impairment of $985 million (pre-tax and after-tax) relating to our wholesale energy reporting unit. See note 7 to our interim financial statements for a discussion of the impairment. We plan to perform our annual goodwill impairment tests for our wholesale energy and retail energy reporting units effective November 1, 2003. If actual results of operations are worse than projected or our wholesale energy market outlook changes, we could have additional impairments of goodwill and impairments of our property, plant and equipment in future periods, which, in turn, could have a material adverse effect on our results of operations. Additionally, our ongoing evaluation of our wholesale energy business could lead to decisions to mothball, retire or dispose of assets. Any of these events could result in additional impairment charges related to goodwill and property, plant and equipment.

     In addition, our operations are impacted by changes in commodities other than electric energy, in particular by changes in natural gas prices. Our wholesale energy segment's results from its coal-fired generation capacity are impacted by natural gas prices as electric energy prices are affected by changes in natural gas prices and coal prices are substantially uncorrelated to gas prices. In addition, we can optimize the fuel costs of our dual fuel (natural gas and fuel oil) generating assets by running the most cost-efficient fuel. During the first quarter of 2003, there was significant volatility in the natural gas market. As a result and prior to exiting proprietary trading activities, we realized a trading loss related to certain of our natural gas trading positions of approximately $80 million pre-tax during the three months ended March 31, 2003.

     Our retail energy segment can also be impacted by changes in natural gas prices. The PUCT's regulations allow an affiliated retail electric provider to adjust the wholesale energy component or "fuel factor," included in its price to beat, based on a percentage change in the forward price of natural gas and purchased energy. An affiliated retail electric provider may request that its price to beat fuel factor be adjusted twice a year. We cannot estimate with any certainty the magnitude and timing of future adjustments required, if any, or the impact of such adjustments on our headroom (difference between the price to beat and the sum of (a) the charges, fees and transmission and distribution utility rates approved by the PUCT and (b) the price paid for electricity to serve price to beat customers). In July 2003, our second and final request for 2003 was approved by the PUCT to increase the price to beat fuel factor based on a 23.1% increase in the price of natural gas. Although we cannot predict with any certainty, we feel it is unlikely that the current PUCT rules and regulations will materially change before the next Texas state legislative session in 2005. If the Texas state legislature revises the statutes governing price to beat calculations or the PUCT revised our price to beat rates in 2004 to provide for less than a full recovery of any increased costs, we could face significant risks that cannot be quantified at this time. For additional information regarding adjustments to our price to beat fuel factor, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - EBIT by Business Segment." To the extent there are future changes in natural gas prices, our results of operations, financial condition and cash flows will be affected.

     In June 2003, we launched a review of our internal cost structure with a focus primarily on our non-plant related expenses. In the course of the review, we identified approximately $140 million of annualized savings opportunities. We expect to implement the majority of these opportunities by the end of 2003, with the remainder over the course of 2004. We expect to achieve approximately $125 million in realized savings in 2004. We have also initiated a comprehensive review of our wholesale energy business, strategy, portfolio and operations and maintenance practices, which could lead to additional cost savings, both expense and capital.

     The capital constraints currently impacting our industry may require additional future indebtedness to include terms and/or pricing that are more restrictive or burdensome than those of our current indebtedness. This may negatively impact our ability to operate our business and could adversely affect our results of operations, financial condition and cash flows. As a result of the June and July 2003 issuances of convertible senior subordinated notes and senior secured notes (see note 10 to our interim financial statements), our interest expense has increased substantially. In addition, as a result of the July 2003 issuance of senior secured notes, during the three months ended September 30, 2003, we expensed approximately $31 million of deferred financing costs incurred in connection with the March 2003 refinancing associated with the prepayment of indebtedness under the March 2003 credit facilities with the net proceeds from the issuance of senior secured notes. For a discussion of the impact of our refinancing in March 2003 and the June and July 2003 issuances, see the "Financial Condition" section.

     In February 2003, we signed an agreement to sell our European energy operations to Nuon, a Netherlands-based electricity distributor. We recognized an estimated loss on disposition of $393 million during the nine months ended September 30, 2003 ($384 million loss recorded during the three months ended March 31, 2003, $44 million offset to the loss recorded during the three months ended June 30, 2003 and $53 million loss recorded during the three months ended September 30, 2003) in connection with the anticipated sale. We do not anticipate that there will be a Dutch or United States income tax benefit realized by us as a result of this loss. We will recognize contingent payments, if any, in earnings upon receipt. During the first quarter of 2003, we began to report the results of our European energy operations as discontinued operations in accordance with SFAS No. 144 and accordingly, reclassified amounts from prior periods. For further discussion of the sale, see note 17 to our interim financial statements.

     On July 9, 2003, we entered into a definitive agreement to sell our 588-megawatt Desert Basin plant, located in Casa Grande, Arizona, to SRP of Phoenix for $289 million. The sale closed on October 15, 2003. Our agreement to sell our

Desert Basin plant resulted in Desert Basin meeting the definition of an asset that is "held for sale" in accordance with generally accepted accounting principles and has been reflected as such in our interim financial statements. Accordingly, we recognized a loss of $75 million, after-tax, on the disposition of our Desert Basin plant operations during the three months ended September 30, 2003. Further, the Desert Basin plant operations assets and liabilities sold, and their results of operations, have been reflected as discontinued operations and prior periods have been restated to reflect this change. For further discussion of the sale, see note 18 to our interim financial statements.

                       CONSOLIDATED RESULTS OF OPERATIONS

     The following tables provide summary data regarding our consolidated results of operations for the three and nine months ended September 30, 2002 and 2003:

                                                         THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                        ----------------------------------    ----------------------------------
                                                                   2002               2003               2002               2003
                                                        ---------------    ---------------    ---------------    ---------------
                                                                                      (IN MILLIONS)
Total revenues (1) ..................................   $         5,181    $         3,785    $         8,993    $         9,164
Operating expenses ..................................             4,906              4,293              8,366              9,594
                                                        ---------------    ---------------    ---------------    ---------------
Operating income (loss) .............................               275               (508)               627               (430)
Other expense, net ..................................               (76)              (150)              (139)              (346)
Income tax expense ..................................                91                133                189                 97
                                                        ---------------    ---------------    ---------------    ---------------
Income (loss) from continuing operations ............               108               (791)               299               (873)
(Loss) income from discontinued operations, net of
  tax ...............................................               (58)              (125)                24               (478)
Cumulative effect of accounting changes, net of tax .                --                 --               (234)               (24)
                                                        ---------------    ---------------    ---------------    ---------------
Net income (loss) ...................................   $            50    $          (916)   $            89    $        (1,375)
                                                        ===============    ===============    ===============    ===============

-------------

(1)  Total revenues reflect trading activities on a net basis.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2003.

     Net Income (Loss). We reported $916 million consolidated net loss, or $3.11 loss per share, for the three months ended September 30, 2003 compared to $50 million consolidated net income, or $0.17 per diluted share, for the three months ended September 30, 2002. The $966 million decrease from net income to net loss was primarily due to:

     o a $967 million decrease in EBIT from our wholesale energy segment due primarily to the goodwill impairment charge of $985 million;

     o    a $61 million increase in interest expense to third parties; and

     o a $67 million increase in loss from discontinued operations, which includes estimated losses on dispositions of $53 million and $75 million recognized during the three months ended September 30, 2003 due to the anticipated sales of our European energy operations and our Desert Basin plant, respectively (see notes 17 and 18 to our interim financial statements).

These decreases were partially offset by the following:

     o    a $130 million increase in EBIT from our retail energy segment; and

     o a $46 million increase in EBIT from our other operations segment due primarily to a $47 million charge relating to the accounting settlement of certain benefit obligations in the three months ended September 30, 2002.

     EBIT. For an explanation of changes in EBIT, see "- EBIT by Business Segment."

     Interest Expense. We incurred $154 million of interest expense to third parties during the three months ended September 30, 2003 compared to $93 million in the same period of 2002. The $61 million increase in interest expense in 2003 as compared to 2002 resulted primarily from (a) an increase in interest expense to third parties, net of interest expense capitalized on projects, primarily as a result of higher levels of borrowings and higher interest rates due to the refinancing of debt at fixed rates for longer terms, (b) an increase in amortization of deferred financing costs due to the refinancing and debt issuances in March, June and July 2003, (c) a $31 million write-off of previously deferred financing costs during July 2003 as a result of issuing the senior secured notes and the prepayment of senior secured term loans (see note 10(a) to our interim financial statements) and (d) $10 million of interest expense (net of capitalized interest) associated with the debt under the former construction agency agreements, which was consolidated effective January 1, 2003 (see note 10(a) to our interim financial statements). Included in interest expense for 2003 is $54 million of deferred financing costs amortized and/or expensed during the three months ended September 30, 2003, which includes the $31 million discussed above.

     Income Tax Expense. During the three months ended September 30, 2002, our effective tax rate was 45.8%. Our effective tax rate for the three months ended September 30, 2003 is not meaningful due to the goodwill impairment charge of $985 million, which is non-deductible for income tax purposes. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $21 million for the three months ended September 30, 2002. These items primarily related to state income taxes and to a lesser extent valuation allowances on Canadian operating losses. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $18 million, excluding the goodwill impairment charge, for the three months ended September 30, 2003. These items primarily related to state income taxes, tax reserves and valuation allowances related to Canadian operating losses.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2003.

     Net Income (Loss). We reported $1.4 billion consolidated net loss, or $4.70 loss per share, for the nine months ended September 30, 2003 compared to $89 million consolidated net income, or $0.30 earnings per diluted share, for the nine months ended September 30, 2002. The $1.5 billion decrease from net income to net loss was primarily due to:

     o a $1.1 billion decrease in EBIT from our wholesale energy segment due primarily to the goodwill impairment charge of $985 million;

     o    a $187 million increase in interest expense to third parties; and

     o a $502 million decrease in income from discontinued operations, which includes estimated losses on dispositions of $393 million and $75 million recognized during the nine months ended September 30, 2003 due to the anticipated sales of our European energy operations and our Desert Basin plant, respectively (see notes 17 and 18 to our interim financial statements).

These changes were partially offset by the following:

     o a $210 million decrease in cumulative effect of accounting changes primarily related to the adoption of SFAS No. 142 on January 1, 2002 for our European energy operations (see notes 2 and 7 to our interim financial statements);

     o a $37 million increase in EBIT from our other operations segment due primarily to a $47 million charge relating to the accounting settlement of certain benefit obligations in the nine months ended September 30, 2002; and

     o    a $10 million increase in interest income from third parties.

     EBIT. For an explanation of changes in EBIT, see "- EBIT by Business Segment."

     Interest Expense. We incurred $365 million of interest expense to third parties during the nine months ended September 30, 2003 compared to $178 million in the same period of 2002. The $187 million increase in interest expense in 2003 as compared to 2002 resulted primarily from the same factors impacting interest expense during the three months ended September 30, 2002 and 2003, as discussed above. Included in interest expense for 2003 is $70 million of deferred financing costs amortized and/or expensed during the nine months ended September 30, 2003. We wrote-off $31 million of previously deferred financing costs, which is included in the $70 million discussed above.

     Interest Income. We recognized interest income from third parties of $24 million for the nine months ended September 30, 2003 as compared to $14 million for the same period in 2002. The increase is primarily due to interest income of $10 million recorded during the nine months ended September 30, 2003, recognized on receivables related to energy sales in California (see note 13(b) to our interim financial statements) and excess cash invested on a short-term basis.

     Income Tax Expense. During the nine months ended September 30, 2002, our effective tax rate was 38.7%. Our effective tax rate for the nine months ended September 30, 2003 is not meaningful due to the goodwill impairment charge of $985 million, which is non-deductible for income tax purposes. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $18 million for the nine months ended September 30, 2002. These items primarily related to state income taxes partially offset by the utilization of Canadian net operating loss carryovers. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $24 million, excluding the goodwill impairment charge, for the nine months ended September 30, 2003. These items primarily related to state income taxes, tax reserves, valuation allowances related to Canadian operating losses and revisions of estimates for taxes accrued in prior periods.

                            EBIT BY BUSINESS SEGMENT

     The following tables present operating income (loss) and EBIT for each of our business segments, which are reconciled on a consolidated basis to our net income (loss), for the three and nine months ended September 30, 2002 and 2003. EBIT is the primary measurement used by our management to evaluate segment performance. EBIT is not defined under GAAP, should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income (loss) from operations as determined under GAAP. Items excluded from EBIT are significant components in understanding and assessing our financial performance. Additionally, our computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion. For a reconciliation of our operating income (loss) to EBIT and EBIT to net income (loss), see note 16 to our interim financial statements. For a reconciliation of our operating income (loss) to EBIT by segment, see the related discussion by segment below.

    We have identified the following reportable segments: retail energy, wholesale energy and other operations (see note 16 to our interim financial statements).

    The following tables set forth our operating income (loss) and EBIT by segment for the three and nine months ended September 30, 2002 and 2003 reconciled to our consolidated net income (loss):

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2002
                                     ----------------------------------------------------------------------
                                       RETAIL      WHOLESALE       OTHER
                                       ENERGY        ENERGY      OPERATIONS    ELIMINATIONS    CONSOLIDATED
                                     ----------    ----------    ----------    ------------    ------------
                                                               (IN MILLIONS)
Total revenues ...................   $    1,756    $    3,472    $        1    $        (48)   $      5,181
Total operating expenses .........       (1,513)       (3,389)          (52)             48          (4,906)
                                     ----------    ----------    ----------    ------------    ------------
  Operating income (loss) ........          243            83           (51)             --             275
Losses from investments ..........           --            (2)           --              --              (2)
Income of equity investments .....           --             1            --              --               1
Other, net .......................           (2)            9             1              --               8
                                     ----------    ----------    ----------    ------------    ------------
  Earnings (loss) before interest
    and income taxes .............          241            91           (50)             --             282
Interest expense, net ............                                                                      (83)
Income tax expense ...............                                                                       91
                                                                                               ------------
Income from continuing operations                                                                       108
Loss from discontinued operations,
  net of tax .....................                                                                      (58)
                                                                                               ------------
Net income .......................                                                               $       50
                                                                                               ============

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2003
                                       ------------------------------------------------------------------------
                                         RETAIL      WHOLESALE       OTHER
                                         ENERGY        ENERGY      OPERATIONS    ELIMINATIONS     CONSOLIDATED
                                       ----------    ----------    ----------    -------------    -------------
                                                                  (IN MILLIONS)
Total revenues .....................   $    2,014    $    1,861    $       --    $         (90)   $       3,785
Total operating expenses ...........       (1,636)       (2,743)           (4)              90           (4,293)
                                       ----------    ----------    ----------    -------------    -------------
  Operating income (loss) ..........          378          (882)           (4)              --             (508)
Loss of equity investments .........           --             3            --               --                3
Other, net .........................           (7)            3            --               --               (4)
                                       ----------    ----------    ----------    -------------    -------------
  Earnings (loss) before interest
    and income taxes ...............          371          (876)           (4)              --             (509)
Interest expense, net ..............                                                                       (149)
Income tax expense .................                                                                        133
                                                                                                  -------------
Loss from continuing operations ....                                                                       (791)
Loss from discontinued operations,
  net of tax .......................                                                                       (125)
                                                                                                  -------------
Net loss ...........................                                                              $        (916)
                                                                                                  =============

                                                          NINE MONTHS ENDED SEPTEMBER 30, 2002
                                       ------------------------------------------------------------------------
                                         RETAIL      WHOLESALE       OTHER
                                         ENERGY        ENERGY      OPERATIONS    ELIMINATIONS     CONSOLIDATED
                                       ----------    ----------    ----------    -------------    -------------
                                                                  (IN MILLIONS)
Total revenues .....................   $    3,463    $    5,614    $        3    $         (87)   $       8,993
Total operating expenses ...........       (2,972)       (5,419)          (62)              87           (8,366)
                                       ----------    ----------    ----------    -------------    -------------
  Operating income (loss) ..........          491           195           (59)              --              627
(Losses) gains from investments ....           --            (1)            4               --                3
Income of equity investments .......           --            11            --               --               11
Other, net .........................           (2)           13            (5)              --                6
                                       ----------    ----------    ----------    -------------    -------------
  Earnings (loss) before interest
    and income taxes ...............          489           218           (60)              --              647
Interest expense, net ..............                                                                       (159)
Income tax expense .................                                                                        189
                                                                                                  -------------
Income from continuing operations ..                                                                        299
Income from discontinued
  operations, net of tax ...........                                                                         24
                                                                                                  -------------
Income before cumulative effect of
  accounting changes ...............                                                                        323
Cumulative effect of accounting
  change, net of tax ...............                                                                       (234)
                                                                                                  -------------
Net income .........................                                                              $          89
                                                                                                  =============

                                                       NINE MONTHS ENDED SEPTEMBER 30, 2003
                                       ------------------------------------------------------------------------
                                         RETAIL      WHOLESALE       OTHER
                                         ENERGY        ENERGY      OPERATIONS    ELIMINATIONS     CONSOLIDATED
                                       ----------    ----------    ----------    -------------    -------------
                                                                 (IN MILLIONS)
Total revenues .....................   $    4,883    $    4,528    $        1    $        (248)   $       9,164
Total operating expenses ...........       (4,376)       (5,441)          (25)             248           (9,594)
                                       ----------    ----------    ----------    -------------    -------------
  Operating income (loss) ..........          507          (913)          (24)              --             (430)
Gains from investments .............           --             1             1               --                2
Loss of equity investments .........           --            (1)           --               --               (1)
Other, net .........................          (11)            5            --               --               (6)
                                       ----------    ----------    ----------    -------------    -------------
  Earnings (loss) before interest
    and income taxes ...............          496          (908)          (23)              --             (435)
Interest expense, net ..............                                                                       (341)
Income tax expense .................                                                                         97
                                                                                                  -------------
Loss from continuing operations ....                                                                       (873)
Loss from discontinued operations,
  net of tax .......................                                                                       (478)
                                                                                                  -------------
Loss before cumulative effect of
  accounting changes ...............                                                                     (1,351)
Cumulative effect of accounting
  changes, net of tax ..............                                                                        (24)
                                                                                                  -------------
Net loss ...........................                                                              $      (1,375)
                                                                                                  =============

RETAIL ENERGY

     Our retail energy segment provides electricity products and services to end-use customers, ranging from residential and small commercial customers to large commercial, industrial and institutional customers. Our retail energy segment acquires and manages the electric energy, capacity and ancillary services associated with supplying these retail customers. We began serving approximately 1.7 million electric customers in the Houston metropolitan area when the Texas market opened to full competition in January 2002. We also began serving customers in other areas of Texas, which were obtained through our marketing efforts. Despite losing market share in the Houston market, as of September 30, 2003, our total retail customer count in Texas, as measured by number of metered locations, had increased approximately five percent as compared to September 30, 2002 due to customers added in markets outside of the Houston area. We are taking steps to provide electricity and related products and services to large commercial, industrial and institutional customers in certain other states. In New Jersey, we are registered as an "electric power supplier," in Pennsylvania, we are registered as an "electric generation supplier" and in Maryland, we are licensed as an "electric supplier." We began to deliver electricity in New Jersey effective August 1, 2003.

     Our retail energy obligations exceed the physical generation capabilities of our seven Texas generation facilities, which have total net generating capacity of 805 MW. As a retail energy provider, we must contract with other generators/suppliers to supply our obligations. Sales to retail customers create varying degrees of commodity exposures. We manage this risk through various commodity hedging strategies including the use of energy derivatives. We also purchase and sell electricity supply in the market as a means to manage and optimize our energy supply portfolio. For example, we may purchase power in one zone of Texas and subsequently resell that power and purchase power in another zone of Texas based on changing energy supply needs. These transactions are recorded as gross revenues and purchased power. These types of transactions are disclosed as "revenues from resales of purchased power and other hedging activities" and the related purchased power costs are included in "purchased power and delivery fees." Our power supply requirements for the balance of 2003 are substantially hedged and we have hedged a significant portion of our estimated power supply requirements for 2004. For further information regarding our contract to purchase supply from Texas Genco, see note 4 to our interim financial statements.

     Electricity sales and services related to retail customers, which have not yet been billed, are recognized based upon estimated electricity delivered. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. At September 30, 2003, the amount of estimated unbilled revenue was $334 million. Problems or delays in the flow of information between the ERCOT ISO, the transmission and distribution utility and the retail electric providers and operational problems with our systems and processes could impact our ability to accurately estimate the amount of electricity sales and services not billed as of September 30, 2003.

     The transmission and distribution utilities read our customers' electric meters. We are required to rely on the transmission and distribution utility or, in some cases, the ERCOT ISO, to provide us with our customers' information regarding electricity usage, including historical usage patterns, and we may be limited in our ability to confirm the accuracy of the information. The receipt of inaccurate or delayed information from the transmission and distribution utilities or the ERCOT ISO could have a material negative impact on our business, results of operations and cash flows.

     The ERCOT ISO is responsible for maintaining reliable operations of the electric power supply system in the electric market operated by ERCOT (ERCOT Region). The ERCOT ISO is also responsible for handling scheduling and settlement for all electricity volumes and related fees in the Texas deregulated electricity market. As part of settlement, the ERCOT ISO communicates the actual volumes compared to the scheduled volumes. The ERCOT ISO calculates an additional charge or credit by calculating the difference between the actual and scheduled volumes multiplied by the market-clearing price for balancing energy service. The ERCOT ISO also charges customer-serving market participants fees such as administrative fees, reliability must run contract fees, out of merit energy fees and out of merit capacity fees. Most of these fees are incurred when the ERCOT ISO procures these services to maintain the reliability of the electrical system and are not controllable by us. The ERCOT ISO allocates these and other fees to market participants based on each market participant's share of the total load. Preliminary settlement information is due from the ERCOT ISO within two months after electricity is delivered. Final settlement information is due from the ERCOT ISO within twelve months after electricity is delivered. As a result, we record our estimated supply costs and related fees using estimated supply volumes and adjust those costs upon receipt of settlement and consumption information. Delays in the ERCOT ISO settlement process could impact our ability to accurately reflect our energy supply costs and related fees.

     The ERCOT ISO volume settlement process has been delayed on several occasions since the opening of the market in order to address operational problems with data management between the ERCOT ISO, the transmission and distribution utilities and the retail electric providers. During the third quarter of 2002, the ERCOT ISO issued true-up settlements for the pilot time period of July 31, 2001 to December 31, 2001. True-up settlement calculations were then temporarily suspended to allow a threshold level of consumption data for subsequent periods from the transmission and distribution utilities to be loaded into the ERCOT ISO's systems. True-up settlement calculations for the period January 1, 2002 through December 31, 2002 were performed by the ERCOT ISO during the second, third and early fourth quarters of 2003. These settlement calculations indicate that our customers utilized greater volumes of electricity than our records indicate. We are currently pursuing the ERCOT ISO's process for disputing settlement calculations for that time period. True-up settlement calculations for periods after December 31, 2002 are currently suspended while the ERCOT ISO provides the transmission and distribution utilities and retail electric providers with more detailed information on data in the ERCOT ISO's systems that are being used in the settlement calculations. We are working closely with the ERCOT ISO and other market participants to identify and resolve discrepancies that may have impacted settlements already performed as well as future settlements.

     The ERCOT ISO fees related to resolving local congestion have increased substantially during 2003. Efforts are ongoing to establish the causes of the fee increases and to correct the market design or systems, if necessary. In addition, we may be billed a larger than expected share of these total fees if the ERCOT ISO's records indicate that our volumes delivered were greater than the volumes our records indicate.

     We believe that the estimates and assumptions utilized for the above items to recognize revenues and supply costs, as applicable, are reasonable and represent our best estimates. However, actual results could differ from those estimates. During 2003, we revised our estimates and assumptions related to 2002 and accordingly, recognized $39 million of income in our operating results during the nine months ended September 30, 2003 related to 2002. During the three months ended September 30, 2003, we recognized $31 million of income in our operating results related to prior periods due to revised estimates and assumptions. These amounts are based on the latest information we have to date and as additional information becomes available, we will continue to recognize income and/or losses in future periods related to our historical results of operations.

     We expect to continue to lose residential and small commercial market share in the Houston market as competition increases. We expect to continue to gain residential and small commercial market share in other areas. Our continuing efforts to seek such gains may require us to increase our spending for marketing and advertising. We expect to continue to renew contracts with a significant portion of our large commercial, industrial and institutional customers in the Texas and PJM regions, and where possible, we will add new customer contracts, attempting to increase market share when profitable opportunities exist.

We filed two price to beat fuel factor increase requests in 2003. In March 2003, the PUCT approved our request to increase the price to beat fuel factor for residential and small commercial customers based on a 23.4% increase in the price of natural gas from our previous increase in December 2002. The approved increase was based on natural gas prices of $4.956 per one million British thermal units (MMbtu). Our second and final fuel factor request for 2003 was filed in June 2003 and was based upon a 23.1% increase in the price of natural gas from our previous increase in March 2003. Our requested increase was based on natural gas prices of $6.100/MMbtu. The request was approved by the PUCT on July 25, 2003.

     On June 26, 2003, CenterPoint petitioned the PUCT to request immediate elimination of the transmission and distribution utility's excess mitigation credits (EMC). EMC are credits against the transmission and distribution utility's nonbypassable charges to retail electric providers providing service in CenterPoint's territory. On August 6, 2003, the staff of the PUCT filed a recommendation that the PUCT dismiss CenterPoint's petition because it does not comply with the procedure set out in the statute for addressing the issues raised. Subsequently, the procedural schedule was suspended. We, along with a number of other parties, are currently engaged in settlement discussions on this issue and other outstanding issues that CenterPoint currently has before the PUCT. It is not known at this time what the ultimate outcome from this proceeding will be and whether the PUCT will grant, deny or take other action with respect to CenterPoint's petition. If CenterPoint's request is granted and there is no corresponding increase in the price to beat rate, there could be a material adverse impact on our financial condition, results of operations and cash flows.

     The following table provides summary data, including EBIT, of our retail energy segment for the three and nine months ended September 30, 2002 and 2003:

                                                                                    RETAIL ENERGY SEGMENT
                                                            ----------------------------------------------------------------------
                                                             THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------------    ---------------------------------
                                                                 2002              2003               2002              2003
                                                            ---------------   ---------------    ---------------   ---------------
                                                                                         (IN MILLIONS)
Retail electricity sales and services revenues ..........   $         1,157   $         1,727    $         2,487   $         3,953
Revenues from resales of purchased power and other
  hedging activities ....................................               517               287                826               930
Contracted commercial, industrial and
  institutional margins (trading margins) ...............                82                --                150                --
                                                            ---------------   ---------------    ---------------   ---------------
  Total revenues ........................................             1,756             2,014              3,463             4,883
Operating expenses:
  Fuel ..................................................                47                70                 69               230
  Purchased power and delivery fees .....................             1,220             1,404              2,437             3,648
  Accrual for payment to CenterPoint ....................                89                --                 89                47
  Operation and maintenance .............................                73                70                187               204
  Selling, general and administrative ...................                73                79                165               212
  Depreciation and amortization .........................                11                13                 25                35
                                                            ---------------   ---------------    ---------------   ---------------
    Total operating expenses ............................             1,513             1,636              2,972             4,376
                                                            ---------------   ---------------    ---------------   ---------------
Operating income ........................................               243               378                491               507
                                                            ---------------   ---------------    ---------------   ---------------
Other, net ..............................................                (2)               (7)                (2)              (11)
                                                            ---------------   ---------------    ---------------   ---------------
  Earnings before interest and income taxes .............   $           241   $           371    $           489   $           496
                                                            ===============   ===============    ===============   ===============

Margins:
  Electricity sales and services margins (1) ............   $           407   $           540    $           807   $         1,005
  Contracted commercial, industrial and
    institutional margins (trading margins) .............                82                --                150                --
                                                            ---------------   ---------------    ---------------   ---------------
    Total ...............................................   $           489   $           540    $           957   $         1,005
                                                            ===============   ===============    ===============   ===============
Operations Data:
  Electricity sales (GWh (gigawatt hour)):
    Residential .........................................             8,603             7,612             17,148            17,972
    Small commercial ....................................             4,508             3,583             10,088             9,425
    Large commercial, industrial and institutional (2) ..             7,650             8,535             21,143            22,324
                                                            ---------------   ---------------    ---------------   ---------------
      Total .............................................            20,761            19,730             48,379            49,721
                                                            ===============   ===============    ===============   ===============
  Customers as of September 30, 2002 and 2003 (in
    thousands, metered locations):
    Residential .........................................                                                  1,469             1,557
    Small commercial ....................................                                                    219               208
    Large commercial, industrial and institutional (2) ..                                                     22                37
                                                                                                 ---------------   ---------------
      Total .............................................                                                  1,710             1,802
                                                                                                 ===============   ===============

-------------

(1)  Revenues less fuel and purchased power and delivery fees.

(2) Includes volumes/customers of the Government Land Office for whom we provide services.

     We record gross revenue for energy sales and services to residential, small commercial and non-contracted large commercial, industrial and institutional retail electric customers primarily under the accrual method, and these revenues generally are recognized upon delivery. Our contracted electricity sales to large commercial, industrial and institutional customers for contracts entered into after October 25, 2002 are typically accounted for under the accrual method and these revenues generally are recognized upon delivery. Prior to 2003, our retail energy segment's contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 were accounted for under the mark-to-market method of accounting pursuant to EITF No. 98-10. Under the mark-to-market method of accounting, these contractual commitments were recorded at fair value in revenues on a net basis upon contract execution. The net changes in their fair values were recognized in the consolidated statements of operations as revenues on a net basis in the period of change through 2002. Effective January 1, 2003, we no longer mark-to-market in earnings a substantial portion of these electricity sales contracts and the related energy supply contracts in connection with the implementation of EITF No. 02-03. The related revenues and purchased power and delivery fees are recorded on a gross basis in our results of operations. Due to the implementation of EITF

No. 02-03, the results of operations related to our contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 are not comparable between 2002 and 2003. For further discussion, see note 2 to our interim financial statements.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2003.

     EBIT. Our retail energy segment's EBIT increased $130 million during the three months ended September 30, 2003 compared to the same period in 2002. The increase is primarily due to the following:

     o    $51 million in increased margins, as described below; and

     o an $89 million accrual for payment to CenterPoint (as discussed below) during the three months ended September 30, 2002, for which no accrual was made in the same period during 2003.

     Total Revenues. Total revenues increased $258 million during the three months ended September 30, 2003 compared to the same period in 2002. The results of operations are not comparable between 2002 and 2003, as discussed above. The following table reconciles 2002 revenues on a comparable basis to 2003:

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                    2002                2003
                                                                                --------------     --------------
                                                                                          (IN MILLIONS)
Total revenues..............................................................    $        1,756     $        2,014
To reflect additional revenues recorded on a net basis in 2002..........                   494                 --
                                                                                --------------     --------------
                                                                                         2,250              2,014
Less: Portion of revenues recorded on a net basis in 2002 related to
  resales of purchased power acquired for hedging activities................              (258)                --
Less: Revenues from resales of purchased power and other hedging activities.              (517)              (287)
                                                                                --------------     --------------
  Revenues from end-use customers...........................................    $        1,475     $        1,727
                                                                                ==============     ==============

The $252 million increase in revenues from end-use customers is primarily due to increases in the price to beat revenue rate for residential and small commercial customers and an increase in large commercial, industrial and institutional customers' rates that are indexed to the price of natural gas and new fixed-price contracts that were executed at higher rates.

     Our revenues from resales of purchased power and other hedging activities decreased due to changes in our strategies for risk management, hedging and optimizing of our electric energy supply. During 2002, we experienced greater purchasing and selling of supply in the market due to uncertainty about the level of price volatility and uncertainty regarding customer behavior and the related effects on our supply requirements. This factor resulted in additional revenues and purchased power during the three months ended September 30, 2002 compared to the same period in 2003.

     Fuel and Purchased Power and Delivery Fees. Fuel and purchased power and delivery fees increased $207 million during the three months ended September 30, 2003 compared to the same period in 2002. The results of operations are not comparable between 2002 and 2003, as discussed above. The following table reconciles 2002 fuel and purchased power and delivery fees on a comparable basis to 2003:

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                    2002                2003
                                                                                --------------     --------------
                                                                                          (IN MILLIONS)
Total fuel and purchased power and delivery fees............................    $        1,267     $        1,474
Additional purchased power and delivery fees to reflect large contracted commercial, industrial and institutional customers recorded on a net
  basis in 2002.............................................................               494                 --
                                                                                --------------     --------------
                                                                                         1,761              1,474
Less: Costs of purchased power subsequently resold and other hedging
  activities................................................................              (775)              (287)
                                                                                --------------     --------------
  Fuel and purchased power and delivery fees attributable to end-use
    customers...............................................................    $          986     $        1,187
                                                                                ==============     ==============

The $201 million increase in fuel and purchased power and delivery fees attributable to end-use customers is due to higher natural gas prices, which have led to higher market prices of purchased power, and our hedging activities.

     Margins. Our retail energy segment's margins increased $51 million during the three months ended September 30, 2003 compared to the same period in 2002 primarily due to the following:

     o a $100 million increase due to higher revenue rates and partially offset by higher fuel and purchased power costs; and

     o $31 million of income resulting from revised estimates for electric sales and supply costs related to prior periods, as discussed above.

The increase was partially offset by the following:

     o a $61 million variance between 2002 and 2003 due to a change in accounting method as discussed above. In 2002, we recognized $42 million of net unrealized gains that related to volumes to be delivered in future periods. In 2003, we realized $19 million of margins from deliveries recognized in previous periods; and

     o a $19 million increase in rates for load related fees from the ERCOT ISO, as discussed above.

     Accrual for Payment to CenterPoint. We will be required to make a payment to CenterPoint in 2004 related to residential customers. As of September 30, 2003, our estimate for the payment is between $170 million and $180 million, with a most probable estimate of $175 million. We accrued $89 million during the three months ended September 30, 2002, $39 million during the three months ended December 31, 2002 and $47 million during the three months ended March 31, 2003, for a total accrual of $175 million. For additional information regarding this payment, see note 13(c) to our interim financial statements.

     Operation and Maintenance and Selling, General and Administrative. Operation and maintenance expenses and selling, general and administrative expenses did not change significantly during the three months ended September 30, 2003 compared to the same period in 2002.

     Depreciation and Amortization. Depreciation and amortization expense did not change significantly during the three months ended September 30, 2003 compared to the same period in 2002.

     Other, net. Other losses increased $5 million during the three months ended September 30, 2003 compared to the same period in 2002 due to recording losses on sales of receivables. For additional information on our receivables facility, see note 14 to our interim financial statements.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2003.

     EBIT. Our retail energy segment's EBIT increased $7 million during the nine months ended September 30, 2003 compared to the same period in 2002. The increase is primarily due to the following:

     o    a $48 million increase in margins, as discussed below; and

     o a $42 million decrease in the accrual for payment to CenterPoint (as discussed above) recorded during the periods.

The increase was partially offset by the following:

     o a $64 million increase in operation and maintenance and selling, general and administrative expenses, as discussed below; and

     o a $10 million increase in depreciation and amortization expense, as discussed below.

     Total Revenues. Total revenues increased $1.4 billion during the nine months ended September 30, 2003 compared to the same period in 2002. The results of operations are not comparable between 2002 and 2003, as discussed above. The following table reconciles 2002 total revenues on a comparable basis to 2003:

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                    2002                2003
                                                                                --------------     --------------
                                                                                          (IN MILLIONS)
Total revenues..............................................................    $        3,463     $        4,883
To reflect additional revenues recorded on a net basis in 2002..........                 1,224                 --
                                                                                --------------     --------------
                                                                                         4,687              4,883
Less: Portion of revenues recorded on a net basis in 2002 related to
  resales of purchased power acquired for hedging activities................              (639)                --
Less: Revenues from resales of purchased power and other hedging activities.              (826)              (930)
                                                                                --------------     --------------
  Revenues from end-use customers...........................................    $        3,222     $        3,953
                                                                                ==============     ==============

The $731 million increase in revenues from end-use customers is due to increases in the price to beat revenue rate for residential and small commercial customers, an increase in large commercial, industrial and institutional customers' rates that are indexed to the price of natural gas and new fixed-price contracts that were executed at higher prices as well as an increase in customers and volumes.

     Our revenues from resales of purchased power and other hedging activities decreased due to changes in our strategies for risk management, hedging and optimizing of our electric energy supply, as discussed above.

     Fuel and Purchased Power and Delivery Fees. Fuel and purchased power and delivery fees increased $1.4 billion during the nine months ended September 30, 2003 compared to the same period in 2002. The results of operations are not comparable between 2002 and 2003, as discussed above. The following table reconciles 2002 fuel and purchased power and delivery fees on a comparable basis to 2003:

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                    2002                2003
                                                                                --------------     --------------
                                                                                          (IN MILLIONS)
Total fuel and purchased power and delivery fees............................    $        2,506     $        3,878
Additional purchased power and delivery fees to reflect large contracted commercial, industrial and institutional customers recorded on a net
  basis in 2002.............................................................             1,224                 --
                                                                                --------------     --------------
                                                                                         3,730              3,878
Less: Costs of purchased power subsequently resold and other hedging
    activities..............................................................            (1,465)              (930)
                                                                                --------------     --------------
  Fuel and purchased power and delivery fees attributable to end-use
    customers...............................................................    $        2,265     $        2,948
                                                                                ==============     ==============

The $683 million increase in fuel and purchased power and delivery fees attributable to end-use customers is primarily due to the following:

     o a $522 million increase in fuel and purchased power and delivery fees due to higher natural gas prices, which have led to higher market prices of purchased power, our hedging activities and increased volumes; and

     o a $161 million increase in fuel costs for our Texas generation facilities, as units began commercial operation in June 2002.

     Margins. Our retail energy segment's margins increased $48 million during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to:

     o a $138 million increase due to higher revenue rates and volumes, and partially offset by higher fuel and purchased power costs; and

     o $34 million of income resulting from revised estimates for electric sales and supply costs related to prior periods, as discussed above.

The increase was partially offset by the following:

     o a $77 million variance between 2002 and 2003 due to a change in accounting method as discussed above. In 2002, we recognized $27 million of net unrealized gains that related to volumes to be delivered in future periods and in 2003, we realized $50 million of margins from deliveries recognized in previous periods; and

     o a $47 million increase in rates for load related fees from the ERCOT ISO, as discussed above.

     Operation and Maintenance and Selling, General and Administrative. Operation and maintenance expenses and selling, general and administrative expenses increased $64 million during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the following:

     o a $29 million increase in employee-related costs, customer-related costs, and other administrative costs, primarily due to increasing costs to reach the normal operational level to serve customers in the Texas retail market;

     o    a $23 million increase in corporate overhead charges;

     o a $16 million increase in marketing costs primarily due to additional marketing and customer acquisitions in areas outside of the Houston market;

     o    a $7 million increase in allowance for customer receivables; and

     o a $6 million increase in operating costs related to the startup of the Texas generation facilities.

These increases were partially offset by a $17 million decrease in gross receipts tax primarily due to increased revenues and an adjustment in the accrual rate.

     Depreciation and Amortization. Depreciation and amortization expense increased $10 million during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to depreciation related to the information systems developed and placed in service to meet the needs of our retail businesses and depreciation of our Texas generation facilities.

     Other, net. Other losses increased $9 million during the nine months ended September 30, 2003 compared to the same period in 2002 due to recording losses on sales of receivables. For additional information on our receivables facility, see note 14 to our interim financial statements.

WHOLESALE ENERGY

     Our wholesale energy segment includes our non-Texas portfolio of electric power generation facilities and related purchased power, fuel delivery and storage asset positions. We own and/or operate a substantial number of electric power generating units dispersed broadly across the United States. These units are not subject to traditional cost-based regulation; therefore, we can generally sell electricity at prices determined by the market, subject to regulatory limitations. We market electric energy, capacity and ancillary services and procure and, in some instances, resell natural gas, coal, fuel oil, natural gas transportation capacity and other energy-related commodities to optimize our physical assets and manage the risk of our asset portfolio. We sell energy commodities to and buy energy commodities from a variety of over-the-counter and exchange-based markets, as well as directly to or from energy producers, distributors and retailers, as appropriate.

     We own or lease electric power generation facilities with an aggregate net operating generating capacity of 19,594 MW in the United States. This excludes 588 MW related to our Desert Basin plant, which was sold in October 2003, and 496 MW related to the retirement of certain units in the West and Mid-Atlantic regions. We have 866 MW (1,063 MW, net of 197 MW to be retired upon completion of one facility) of additional net generating capacity under construction. One gas-fired generating facility is due to reach commercial operation in November 2003 and one waste-coal fired generating facility is due to reach commercial operation in the second half of 2004.

     On July 9, 2003, we entered into a definitive agreement to sell our Desert Basin plant. The sale closed on October 15, 2003. See note 18 to our interim financial statements for a discussion on the sale of the Desert Basin plant operations and the classification as discontinued operations.

     We recently retired from service two power-generating units totaling 264 MW at our Etiwanda power plant near Rancho Cucamonga, California. Additionally, we plan to retire a natural gas-fired steam unit and an oil-fired steam unit totaling 225 MW at our power generating station at Sayreville, New Jersey early in 2004. In connection with these retirements, we recorded a charge of $14 million to depreciation expense during the three months ended September 30, 2003.

     Furthermore, in November 2003, given that no bids were received in the auction process on our offer of capacity for 2004 in connection with our FERC settlement agreement, the decision was made to mothball four units in California through March 2005, at a minimum, pending results of the auction process for the 12-month period beginning April 1, 2005. The following units will be mothballed: two units totaling 640 MW at our Etiwanda facility; one unit, 130 MW, at our Mandalay facility and one unit, 54 MW, at our Ellwood facility, for a total of 824 MW. See note 13(a) to our interim financial statements for further discussion. Additionally, it is possible that we may sell, retire, mothball or dispose of additional assets, although to date, we have not reached a decision to do so for any other generating assets of our wholesale energy segment. Such plans could result in impairment losses in property, plant and equipment and goodwill. Due to unfavorable market conditions in the wholesale power markets, there can be no assurance that we will be successful in disposing of generating assets at reasonable prices.

     Given the downturn in the industry and downgrades of our credit ratings, in 2002 we reviewed our trading, marketing, power origination and risk management services strategies and activities. By the third quarter of 2002, we began decreasing the level of these commercial activities in order to significantly reduce liquidity usage. In response to declining prices for electric energy, capacity and ancillary services across much of the United States, we also significantly reduced development activities beginning in the second quarter of 2002. Other than with respect to the completion of projects already under construction, our March 2003 credit facilities substantially restrict new development. The restructuring of all of our associated commercial, development and support groups resulted in $17 million of severance costs in 2002. In June 2003, we launched a review of our internal cost structure with a focus primarily on our non-plant related expenses. See discussion above.

     Starting in late December 2002, our financial gas trading desk carried a spread position, which involved a short position for March 2003 natural gas deliveries and a long position for April 2003 natural gas deliveries. The position was within our authorized value at risk and positional limits. However, there was significant and unanticipated volatility in the natural gas market over a few days in February 2003. As a result, we realized a trading loss of approximately $80 million pre-tax during the three months ended March 31, 2003 related to these positions. These positions have been closed. In March 2003, we decided to exit our proprietary trading activities. See discussion above.

     Liberty is currently in default under its credit facility and the counter-party to LEP's tolling agreement (which has been rejected) at the Liberty generating station has filed for reorganization under Chapter 11 of the United States bankruptcy code. We could incur a pre-tax loss of an amount up to our recorded net book value, with the potential of an additional loss due to an impairment of goodwill to be allocated to LEP. We evaluated the Liberty generating station and the related tolling agreement for impairment during the third quarter of 2003 and determined that no impairment has occurred. For information regarding issues and contingencies related to our Liberty generating station, see note 13(e) to our interim financial statements.

     We recognized an impairment of our wholesale energy reporting unit's goodwill of $985 million during the three months ended September 30, 2003. See note 7 to our interim financial statements for further discussion.

     The following table provides summary data, including EBIT, of our wholesale energy segment for the three and nine months ended September 30, 2002 and 2003:

                                                                        WHOLESALE ENERGY SEGMENT
                                                       ----------------------------------------------------------------------------
                                                       THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                       ---------------------------------       ------------------------------------
                                                            2002              2003                2002 (1)              2003 (1)
                                                       ---------------   ---------------       ---------------      ---------------
                                                                                     (IN MILLIONS)
Revenues ...........................................   $         3,439   $         1,835       $         5,483      $         4,573
Trading margins ....................................                33                26                   131                  (45)
                                                       ---------------   ---------------       ---------------      ---------------
  Total revenues ...................................             3,472             1,861                 5,614                4,528
Operating expenses:
  Fuel and cost of gas sold ........................               429               399                   844                1,078
  Purchased power ..................................             2,606             1,048                 3,681                2,492
  Operation and maintenance ........................               161               146                   399                  440
  General, administrative and development ..........                84                56                   262                  191
  Wholesale energy goodwill impairment .............                --               985                    --                  985
  Depreciation and amortization ....................               109               109                   233                  255
                                                       ---------------   ---------------       ---------------      ---------------
      Total operating expenses .....................             3,389             2,743                 5,419                5,441
                                                       ---------------   ---------------       ---------------      ---------------
Operating income (loss) ............................                83              (882)                  195                 (913)
                                                       ---------------   ---------------       ---------------      ---------------
Other income (expense):
  Income (loss) of equity investments ..............                 1                 3                    11                   (1)
  Other, net .......................................                 7                 3                    12                    6
                                                       ---------------   ---------------       ---------------      ---------------
      Earnings (loss) before interest and income
        taxes ......................................   $            91   $          (876)      $           218      $          (908)
                                                       ===============   ===============       ===============      ===============

Margins:
  Power generation (2) .............................   $           404   $           388       $           958      $         1,003
  Trading ..........................................                33                26                   131                  (45)
                                                       ---------------   ---------------       ---------------      ---------------
    Total ..........................................   $           437   $           414       $         1,089      $           958
                                                       ===============   ===============       ===============      ===============
Power Generation Data (3):
  Wholesale power sales volumes (in thousand
    megawatt hour (MWh)) ...........................            60,467            34,707               105,161               87,468
  Wholesale power purchase volumes (in thousand
    MWh) ...........................................            46,944            22,684                75,192               57,288
                                                       ---------------   ---------------       ---------------      ---------------
  Wholesale net power generation volumes (in
    thousand MWh) ..................................            13,523            12,023                29,969               30,180
                                                       ===============   ===============       ===============      ===============
Trading Data:
  Trading power sales volumes (in thousand MWh) ....           123,310            28,077               244,332               67,450
  Trading natural gas sales volumes (billion cubic
  feet (Bcf)) ......................................               897               190                 2,925                  765

-------------
(1) The results of operations for 2002 include the results of Orion Power from the date of acquisition (February 19, 2002), while the results for 2003 include the full period for Orion Power.

(2)  Revenues less fuel and cost of gas sold and purchased power.

(3) Includes physically delivered volumes, physical transactions that are settled prior to delivery and hedge activity related to our power generation portfolio. These amounts exclude volumes associated with our Desert Basin plant operations, which are classified as discontinued operations.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2003.

     EBIT. The wholesale energy segment's EBIT decreased by $967 million during the three months ended September 30, 2003 compared to the same period in 2002. The decrease is primarily due to the following:

     o a $985 million charge related to the impairment of our goodwill recorded during the three months ended September 30, 2003;

     o    a $16 million decrease in power generation margins; and

     o    a $7 million decrease in trading margins.

The decrease was partially offset by the following:

     o a $28 million decrease in general, administrative and development expenses; and

     o    a $15 million decrease in operation and maintenance expenses.

     Revenues. Our wholesale energy segment's revenues, excluding trading margins, decreased by $1.6 billion during the three months ended September 30, 2003 compared to the same period in 2002 primarily due to a 43% decrease in power sales volumes, which includes our hedging activities, and an 11% decrease in prices for power sales.

     Fuel and Cost of Gas Sold and Purchased Power. Our wholesale energy segment's fuel and cost of gas sold and purchased power decreased by $1.6 billion during the three months ended September 30, 2003 compared to the same period in 2002 primarily due to decreased purchased power and a decrease in prices of purchased power.

     Trading Margins. Trading margins decreased $7 million during the three months ended September 30, 2003 compared to the same period in 2002 primarily due to the discontinuance of proprietary trading in March 2003. The decrease was partially offset by the impact of positive reserve and valuation adjustments totaling $12 million recorded during the three months ended September 30, 2003, which related to changes in assumptions and estimates for calculating credit, liquidity and administrative reserves and a change in the associated discount rate.

     Power Generation Margins. Our wholesale energy segment's power generation margins decreased $16 million during the three months ended September 30, 2003 compared to the same period in 2002 primarily due to the following:

     o a $37 million provision for a settlement agreement reached with the FERC (see note 13(a) to our interim financial statements);

     o a $10 million net decrease in margins in the New York region due to increased gas prices partially offset by an increase in power prices and capacity revenues at our New York City facilities and an increase in generation at our hydro facilities; and

     o a $5 million net decrease in power generation margins in the Mid-Atlantic region due to the termination of a tolling contract related to the Liberty generating facility (see note 13(e) to our interim financial statements), partially offset by an increase in margins resulting from our coal-fired plants at our REMA facilities and an increase in margins associated with hedge ineffectiveness.

The decrease was partially offset by the following:

     o a $15 million net increase resulting from a $21 million refund provision for California energy sales, partially offset by a $6 million reversal of credit provisions, each recorded during the three months ended September 30, 2002;

     o a $10 million increase in margins resulting from various hedging activities, including activities related to a terminated counterparty;

     o a $7 million increase in margins in the West region due to $14 million of mark-to-market earnings of economic hedges offset by $7 million of hedge ineffectiveness; and

     o a $5 million increase in margins associated with billings to CenterPoint for engineering, technical and other support services provided to Texas Genco's facilities under a support agreement entered into in September 2002 (see note 4 to our interim financial statements).

     Operation and Maintenance. Operation and maintenance expenses for our wholesale energy segment decreased $15 million during the three months ended September 30, 2003 compared to the same period in 2002 primarily due to fewer outages in 2003 and deferral of some maintenance projects to the fourth quarter of 2003.

     General, Administrative and Development. General, administrative and development expenses decreased $28 million during the three months ended September 30, 2003 compared to the same period in 2002 primarily due to the following:

     o an $11 million decrease in salary and incentive plan expenses primarily due to reduced employee head count as a result of our 2002 cost restructuring discussed above;

     o an $11 million decrease in our reserve for uncollectible accounts primarily due to a reduction in outstanding receivables compared to 2002;

     o    an $8 million net decrease in consulting fees and legal costs; and

     o    a $5 million decrease in development expenses.

The decrease was partially offset by a $7 million increase in corporate overhead allocations.

     Depreciation and Amortization. Depreciation and amortization expense did not change during the three months ended September 30, 2003 compared to same period in 2002. The three months ended September 30, 2002 included a $37 million equipment impairment charge related to turbines and generators.

The absence of this charge was offset by the following:

     o a $21 million increase in amortization of emission allowances due to higher average prices of allowances used;

     o a $14 million increase in depreciation expense associated with the early retirement of certain units at the Sayreville facility and certain units at our Etiwanda facility; and

     o a $5 million increase in depreciation expense associated with two power generation facilities reaching commercial operation during the three months ended September 30, 2003.

     Income of Equity Investments. The equity income in both periods primarily resulted from an investment in an electric generation plant in Boulder City, Nevada. The equity income related to our investment in the plant increased $2 million during the three months ended September 30, 2003 compared to the same period in 2002 primarily due to increased power prices partially offset by increased fuel prices.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2003.

     EBIT. The wholesale energy segment's EBIT decreased by $1.1 billion during the nine months ended September 30, 2003 compared to the same period in 2002. The decrease is primarily due to the following:

     o a $985 million charge related to the impairment of our goodwill recorded during the three months ended September 30, 2003;

     o    a $176 million decrease in trading margins;

     o    a $41 million increase in operation and maintenance expenses;

     o    a $22 million increase in depreciation and amortization; and

     o    a $12 million decrease in income of equity investments.

The decrease was partially offset by the following:

     o a $71 million decrease in general, administrative and development expenses; and

     o    a $45 million increase in power generation margins.

     Revenues. Our wholesale energy segment's revenues, excluding trading margins, decreased by $910 million during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to a 17% decrease in power sales volumes, including hedging activity, and a 4% decrease in prices for power sales.

     Fuel and Cost of Gas Sold and Purchased Power. Our wholesale energy segment's fuel and cost of gas sold and purchased power decreased by $955 million during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to decreased purchased power and a decrease in prices of purchased power.

     Trading Margins. Trading margins decreased $176 million during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the discontinuance of proprietary trading in March 2003 and a pre-tax loss of approximately $80 million in connection with a financial gas spread position during the month of February 2003, as discussed above. In addition, the reduced market liquidity driven by the industry's restructuring contributed to the decrease. The decrease was partially offset by the impact of positive reserve and valuation adjustments totaling $11 million recorded during the nine months ended September 30, 2003, as discussed above.

     Power Generation Margins. Our wholesale energy segment's power generation margins increased $45 million during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the following:

     o a $143 million change in refund provisions due to the reversal of previously recorded refund provisions of $88 million during the nine months ended September 30, 2003 coupled with the recognition of a refund provision of $55 million during the nine months ended September 30, 2002 (see note 13(b) to our interim financial statements);

     o a $35 million increase in power generation margins in the Mid-Continent region primarily due to the inclusion of a full period's results from Orion MidWest's facilities during the nine months ended September 30, 2003 as a result of the Orion Power acquisition in February 2002;

     o a $16 million increase in margins associated with billings to CenterPoint for engineering, technical and other support services provided to Texas Genco's facilities under a support agreement entered into in September 2002 (see note 4 to our interim financial statements); and

     o a $14 million increase in margins resulting from various hedging activities, including activities related to a terminated counterparty.

The increase was partially offset by the following:

     o a $57 million change in credit provisions related to energy sales in California primarily due to the recognition of a $13 million provision during the nine months ended September 30, 2003 resulting from the reversal of the refund provision coupled with a $44 million reversal in 2002 due to collections of outstanding receivables during the period coupled with a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the Cal PX;

     o a $39 million decrease in margins in the New York region as a result of increased fuel costs due to unhedged fuel positions and forward power sales, partially offset by the inclusion of a full period's results from Orion NY's facilities during the nine months ended September 30, 2003 as a result of the Orion Power acquisition in February 2002;

     o a $37 million provision for a settlement agreement reached with the FERC (see note 13(a) to our interim financial statements); and

     o a $33 million decrease in margins in the West region due to (a) lower spark spreads during the nine months ended September 30, 2003, (b) roll off of hedging activity entered into at higher prices and (c) an increase in losses due to hedge ineffectiveness.

     Operation and Maintenance. Operation and maintenance expenses for our wholesale energy segment increased $41 million during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the following:

     o a $33 million increase in operation and maintenance expenses primarily due to the inclusion of a full period's results from the Orion Power facilities during the nine months ended September 30, 2003; and

     o a $4 million increase in operation and maintenance expenses due to the Liberty generating station achieving commercial operation in May 2002.

     General, Administrative and Development. General, administrative and development expenses decreased $71 million during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the following:

     o a $37 million reduction in development expenses, including the write-offs of $17 million in 2002 of previously capitalized costs related to projects that were terminated;

     o a $35 million decrease in salary and incentive plan expenses primarily due to reduced employee head count as a result of our 2002 cost restructuring discussed above; and

     o    a $17 million net decrease in consulting fees and legal costs.

The decrease was partially offset by the following:

     o    a $17 million increase in corporate overhead allocations; and

     o a $6 million increase in the provision for doubtful accounts related to the tolling agreement at the Liberty generating station.

     Depreciation and Amortization. Depreciation and amortization expense increased by $22 million during the nine months ended September 30, 2003 compared to same period in 2002 primarily due to the following:

     o a $21 million increase in depreciation expense due to the write-down of an office building to its fair value less cost to sell and the early retirement of certain units at the Sayreville facility and certain units at our Etiwanda facility;

     o a $30 million increase in amortization of emission allowances due to higher average prices of allowances used;

     o a $5 million increase in depreciation and amortization expense, excluding emission allowances, due to the inclusion of a full period's results from the Orion Power facilities during the nine months ended September 30, 2003;

     o a $5 million increase in depreciation expense associated with two power generation facilities reaching commercial operation during the three months ended September 30, 2003; and

     o a $4 million increase in depreciation expense primarily associated with new information technology systems that were not placed into service until March 2002.

The increase was partially offset by the following:

     o a $15 million charge to depreciation expense in 2002 for the early retirement of certain units at the Warren plant; and

     o a $35 million net decrease in impairment charges related to turbines and generators.

     Income (Loss) of Equity Investments. The equity income/loss in both periods primarily resulted from an investment in an electric generation plant in Boulder City, Nevada. The equity income related to our investment in the plant decreased $12 million during the nine months ended September 30, 2003 compared to the same period in 2002, primarily due to receipts of $12 million of business interruption and property/casualty insurance settlements during 2002.

OTHER OPERATIONS

     Our other operations segment includes the operations of our venture capital business and unallocated corporate costs.

     The following table provides summary data, including EBIT, of our other operations segment for the three and nine months ended September 30, 2002 and 2003:

                                                                    OTHER OPERATIONS SEGMENT
                                              ------------------------------------------------------------------------
                                                THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------    ----------------------------------
                                                   2002               2003               2002               2003
                                              ---------------    ---------------    ---------------    ---------------
                                                                           (IN MILLIONS)
Total revenues ............................   $             1    $            --    $             3    $             1
Operating expenses:
  Operation and maintenance ...............                --                 --                  3                  1
  General and administrative ..............                48                 (7)                49                  1
  Depreciation and amortization ...........                 4                 11                 10                 23
                                              ---------------    ---------------    ---------------    ---------------
    Total operating expenses ..............                52                  4                 62                 25
                                              ---------------    ---------------    ---------------    ---------------
Operating loss ............................               (51)                (4)               (59)               (24)
                                              ---------------    ---------------    ---------------    ---------------
Other income (expense):
  Gain from investments ...................                --                 --                  4                  1
  Other, net ..............................                 1                 --                 (5)                --
                                              ---------------    ---------------    ---------------    ---------------
    Loss before interest and income taxes .   $           (50)   $            (4)   $           (60)   $           (23)
                                              ===============    ===============    ===============    ===============

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2003.

     Other operation's loss before interest and income taxes decreased $46 million during the three months ended September 30, 2003 compared to the same period in 2002 primarily due to a $47 million charge relating to the accounting settlement of certain benefit obligations associated with our separation from CenterPoint during the three months ended September 30, 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2003.

     Other operation's loss before interest and income taxes decreased $37 million during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to a $47 million charge relating to the accounting settlement of certain benefit obligations associated with our separation from CenterPoint, offset by a $7 million accrual of Texas franchise taxes during the nine months ended September 30, 2003 and an increase of $7 million in unallocated corporate costs previously allocated to our discontinued European energy operations. Included in other losses during the nine months ended September 30, 2002 is a $6 million accrual for investment banking services and a $3 million impairment of an investment in an Internet company. These items were partially offset by investment income related to our venture capital investments of $7 million in 2002.

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

     Prior to 2003, our retail energy segment's contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts for contracts entered into prior to October 25, 2002 were accounted for under the mark-to-market method of accounting pursuant to EITF No. 98-10. Under the mark-to-market method of accounting, these contractual commitments were recorded at fair value in revenues on a net basis upon contract execution. The net changes in their fair values were recognized in the consolidated statements of operations as revenues on a net basis in the period of change through 2002. Effective January 1, 2003, we no longer mark-to-market in earnings a substantial portion of these electricity sales contracts and the related energy supply contracts in connection with the implementation of EITF No. 02-03. The related revenues and purchased power are recorded on a gross basis in our results of operations.

     In our results of operations, trading and marketing activities include (a) transactions establishing open positions in the energy markets, primarily on a short-term basis, (b) transactions intended to economically hedge commodity risk associated with our wholesale energy power generation operations but which do not qualify for hedge accounting (in prior periods through December 31, 2002) and (c) energy price risk management services to customers primarily related to natural gas, electric power and other energy-related commodities. We provide these services by utilizing a variety of derivative instruments. We account for these transactions under mark-to-market accounting. During the three months ended September 30, 2003, we changed our classification of certain derivative activities that historically were classified as trading activities to non-trading activities. These activities include transactions that are entered into to economically hedge commodity risk associated with our wholesale energy power generation operations but which do not qualify for hedge accounting. We have reclassified amounts in our consolidated statement of operations for the six months ended June 30, 2003 from trading margins of $7 million to revenues and purchased power expense based on the underlying hedged item. As of June 30, 2003, the amounts of non-trading derivative assets and liabilities previously classified as trading and marketing assets and liabilities were $25 million and $15 million, respectively. Corresponding amounts for these activities have not been reclassified for periods prior to January 1, 2003 as prior period amounts were not material to our consolidated financial statements.

     For additional information regarding the types of contracts and activities of our trading and marketing operations, see "Quantitative and Qualitative Disclosures About Market Risk" in this Form 10-Q and note 8 to our interim financial statements.

     The following table sets forth our consolidated net trading and marketing assets (liabilities) by segment as of December 31, 2002 and September 30, 2003:

                                                                              DECEMBER 31, 2002  SEPTEMBER 30, 2003
                                                                              -----------------  ------------------
                                                                                          (IN MILLIONS)
Retail energy...............................................................    $           94     $           --
Wholesale energy............................................................               105                 72
                                                                                --------------     --------------
  Net trading and marketing assets and liabilities..........................    $          199     $           72
                                                                                ==============     ==============

     The following table sets forth our consolidated realized and unrealized trading, marketing and risk management services margins for the three and nine months ended September 30, 2002 and 2003:

                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                    ---------------------------------   ---------------------------------
                         2002              2003              2002              2003
                    ---------------   ---------------   ---------------   ---------------
                                               (IN MILLIONS)
Realized ........   $            84   $             6   $           272   $           (84)
Unrealized ......                31                20                 9                39
                    ---------------   ---------------   ---------------   ---------------
  Total .........   $           115   $            26   $           281   $           (45)
                    ===============   ===============   ===============   ===============

     Below is an analysis of our net consolidated trading and marketing assets and liabilities for the nine months ended September 30, 2002 and 2003.

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                    2002                2003
                                                                                --------------     --------------
                                                                                          (IN MILLIONS)
Fair value of contracts outstanding, beginning of period....................    $          227     $          199
Net assets transferred to non-trading derivatives due to implementation of
  EITF No. 02-03............................................................                --                (93)
Other net assets transferred to non-trading derivatives.....................                --                (18)
Net assets recorded to cumulative effect under EITF No. 02-03...............                --                (63)
Fair value of new contracts when entered into...............................                54                 --
Contracts realized or settled...............................................              (272)                84
Changes in fair values attributable to changes in valuation techniques and
  assumptions...............................................................                31                 11
Changes in fair values attributable to market price and other market changes               195                (48)
                                                                                --------------     --------------
  Fair value of contracts outstanding, end of period........................    $          235     $           72
                                                                                ==============     ==============

     Fair Value of New Contracts - 2002. During the nine months ended September 30, 2002, our retail energy segment entered into electric sales contracts with large commercial, industrial and institutional customers ranging from one-half to four years in duration. During the nine months ended September 30, 2002, we recognized total fair value of $42 million for these contracts at the inception dates. We have entered into energy supply contracts to substantially hedge the economics of these contracts. These contracts had an aggregate fair value of $6 million at the contract inception dates. The remaining fair value of contracts (entered into during the nine months ended September 30, 2002) recorded at inception of $6 million primarily relates to natural gas transportation contracts entered into by the wholesale energy segment.

     Changes in Fair Values Attributable to Changes in Valuation Techniques and Assumptions - 2002. During the three months ended June 30, 2002, we changed our methodology for allocating credit reserves between our trading and non-trading portfolios. Total credit reserves calculated for both the trading and non-trading portfolios, which are less than the sum of the independently calculated credit reserves for each portfolio due to common counterparties between the portfolios, are allocated to the trading and non-trading portfolios based upon the independently calculated trading and non-trading credit reserves. Previously, credit reserves were independently calculated for the trading portfolio while credit reserves for the non-trading portfolio were calculated by deducting the trading credit reserves from the total credit reserves calculated for both portfolios. This change in methodology reduced credit reserves relating to the trading portfolio by $18 million. During the three months ended September 30, 2002, our retail energy segment eliminated one valuation factor adjustment and added another to its fair value calculation. Our retail energy segment eliminated a valuation factor for potential claims for delays in switching under the liquidated damages clauses in contracts. We eliminated this valuation factor because there was adequate data to substantiate that these claims would not be submitted. This change in methodology reduced credit reserves by $5 million. Our retail energy segment added a valuation factor adjustment to capture the potential earnings loss associated with customers terminating contracts due to a provision in some of its contracts that allows customers to terminate their contracts if our unsecured debt ratings fall below investment grade or if our ratings are withdrawn entirely by a rating agency. During the three months ended September 30, 2002, each of the major rating agencies downgraded our credit ratings to sub-investment grade. We performed an analysis at the customer level to estimate our exposure for these provisions. This change in methodology increased credit reserves by $1 million. Our retail energy segment also changed the methodology related to recording its estimate of unaccounted for energy. Our retail energy segment changed its unaccounted for energy factor from 1.6% to zero. The reason for the change is that we believe the unaccounted for energy factor is included in the volatility valuation factor and our results from energy sales in 2001 were not negatively impacted by unaccounted for energy. This change in methodology increased the fair value of the net trading and marketing assets by $9 million.

     Changes in Fair Values Attributable to Changes in Valuation Techniques and Assumptions - 2003. During the three months ended June 30, 2003, we refined the probabilities of counterparty default applied in calculating the credit reserves, increasing credit reserves by $1 million. During the three months ended September 30, 2003, we revised our assumptions used to estimate credit, administrative and liquidity reserves and adjusted our discount rate used in valuing forward positions. We modified our estimated probabilities of counterparty default and considered master netting agreements, which resulted in a decrease in credit reserves of $11 million. We reduced estimated costs to administer transactions used in calculating administrative reserves to reflect the change in our cost structure, which resulted in a decrease in administrative reserves of $2 million. With regards to liquidity reserves, we modified our assumptions to consider the widening of bid/ask spreads for transactions occurring further into the future, which resulted in an increase in the liquidity reserves of $5 million. Also, during the three months ended September 30, 2003, we adjusted our discount rate used in valuing derivative transactions to a risk-free U.S. Treasury rate from an investment-grade utility rate, which resulted in an increase in fair value of $4 million.

     The following table sets forth the fair values of the contracts related to our trading and marketing assets and liabilities as of September 30, 2003:

                                                        FAIR VALUE OF CONTRACTS AT SEPTEMBER 30, 2003
                                ------------------------------------------------------------------------------------------
                                  TWELVE
                                  MONTHS
                                  ENDED
                                SEPTEMBER    REMAINDER                                              2008 AND      TOTAL
SOURCE OF FAIR VALUE             30, 2004     OF 2004        2005          2006          2007      THEREAFTER   FAIR VALUE
--------------------            ----------   ----------   ----------    ----------    ----------   ----------   ----------
                                                                       (IN MILLIONS)
Prices actively quoted ......   $       21   $        1   $        7    $        1    $       --   $       --   $       30
Prices provided by other
  external sources ..........           27           --          (16)           --             1            4           16
Prices based on models and
  other valuation methods ...            7            2           (3)           (2)            6           16           26
                                ----------   ----------   ----------    ----------    ----------   ----------   ----------
  Total .....................   $       55   $        3   $      (12)   $       (1)   $        7   $       20   $       72
                                ==========   ==========   ==========    ==========    ==========   ==========   ==========

     The following table sets forth the fair values of the contracts related to our non-trading derivative assets and liabilities as of September 30, 2003:

                                                              FAIR VALUE OF CONTRACTS AT SEPTEMBER 30, 2003
                                ---------------------------------------------------------------------------------------------
                                  TWELVE
                                  MONTHS
                                  ENDED
                                 SEPTEMBER    REMAINDER                                               2008 AND      TOTAL
SOURCE OF FAIR VALUE             30, 2004      OF 2004         2005         2006          2007       THEREAFTER   FAIR VALUE
--------------------            ----------    ----------    ----------   ----------    ----------    ----------    ----------
                                                                        (IN MILLIONS)
Prices actively quoted ......   $       (6)   $       (7)   $       --   $       --    $       --    $       --    $      (13)
Prices provided by other
  external sources ..........           90            16             8           (5)           (1)           --           108
Prices based on models and
  other valuation methods ...           --             5            --          (13)           (8)          (11)          (27)
                                ----------    ----------    ----------   ----------    ----------    ----------    ----------
  Total .....................   $       84    $       14    $        8   $      (18)   $       (9)   $      (11)   $       68
                                ==========    ==========    ==========   ==========    ==========    ==========    ==========

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

     Based on our analysis, as of September 30, 2003, the total dollar amounts of our investment and non-investment grade credit exposures have declined since December 31, 2002 and June 30, 2003. However, the proportion of non-investment grade credit exposure to total credit exposure has increased as a result of a decrease in our total credit exposure. One non-investment grade counterparty represented approximately 14% and 26% of our overall credit exposure as of December 31, 2002 and September 30, 2003, respectively. The dollar amounts of our credit exposure to this one counterparty were $86 million and $108 million as of December 31, 2002 and September 30, 2003, respectively.

     Other. For additional information about price volatility and our hedging strategy, see "- Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Price Volatility," and "- Risks Associated with Our Hedging and Risk Management Activities" to our Form 10-K/A. We seek to monitor and control our trading and non-trading risk exposures through a variety of processes and committees.

                               FINANCIAL CONDITION

     The net cash provided by or used in operating, investing and financing activities for the nine months ended September 30, 2002 and 2003 follows:

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------
                                                        2002                2003
                                                    --------------     --------------
                                                              (IN MILLIONS)
Cash provided by (used in):
  Operating activities...........................   $          272     $          528
  Investing activities...........................           (3,302)              (757)
  Financing activities...........................            4,291               (771)

Cash Provided by Operating Activities

     Net cash provided by operating activities during the nine months ended September 30, 2003 increased $256 million compared to the same period in 2002. This increase was primarily due to $390 million of decreased working capital requirements and other changes in assets and liabilities from continuing operations offset by $228 million of decreases from cash flows from continuing operations, excluding changes in working capital and other changes in assets and liabilities. Additionally, cash flows used in the operations of our discontinued operations decreased $94 million for the nine months ended September 30, 2003 compared to the same period in 2002.

     Cash flows used for working capital and other assets and liabilities decreased by $390 million from net cash outflows of $410 million in the nine months ended September 30, 2002 to net cash outflows of $20 million in the nine months ended September 30, 2003.

     Net cash provided by our operations, excluding changes in working capital and other changes in assets and liabilities, decreased by $228 million from $792 million in the nine months ended September 30, 2002 to $564 million in the nine months ended September 30, 2003, primarily due to a decline in cash flows of our wholesale energy segment due to a decline in operating results.

     Nine Months Ended September 30, 2003. Net cash provided by operating activities during the nine months ended September 30, 2003 was $528 million, comprised of $564 million in cash flows from continuing operations, excluding changes in working capital and other changes in assets and liabilities, offset by $20 million of cash outflows related to changes in working capital and other assets and liabilities. Additionally, cash flows used in the operations of our discontinued operations was $16 million.

     Net cash provided by our operations in the nine months ended September 30, 2003, excluding changes in working capital and other changes in assets and liabilities, primarily related to our retail energy segment.

     The $20 million in cash outflows for working capital and other changes in assets and liabilities was primarily due to the following:

     o $143 million decrease in accounts payable primarily associated with the decrease in purchased power and fuel purchases in our wholesale energy segment as a result of decreased hedging activities;

     o $112 million of net option premiums purchased related to our retail energy segment's hedging activities;

     o $99 million increase in accounts receivable primarily related to our retail energy segment, partially offset by a decrease due to a decrease in our wholesale energy segment's proprietary trading activities;

     o $58 million increase in restricted cash primarily related to our Orion Power operations and restricted funds for the support of lease obligations of REMA;

     o    $47 million of net purchases of emissions credits;

     o $32 million in increased lease prepayments related to the REMA sale-leaseback agreements;

     o    $29 million paid to purchase interest rate caps; and

     o    other changes in working capital and assets and liabilities.

These cash outflows were partially offset by the following:

     o $225 million of cash inflows related to reduced cash requirements for margin deposits for our trading and hedging activities, which were primarily replaced with letters of credit;

     o $158 million in net proceeds related to our receivables facility with financial institutions (see note 14 to our interim financial statements);

     o    $97 million of changes in income tax receivables; and

     o $50 million for settlement of volumes delivered under contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts, which were previously recognized as unrealized earnings in prior periods (see note 2 to our interim financial statements).

     Nine Months Ended September 30, 2002. Net cash provided by operating activities during the nine months ended September 30, 2002 was $272 million, comprised of $792 million in cash flows from continuing operations, excluding changes in working capital and other changes in assets and liabilities, offset by $410 million of cash outflows related to changes in working capital and other assets and liabilities. Additionally, cash flows used in the operations of our discontinued operations was $110 million.

     Net cash provided by our operations in the nine months ended September 30, 2002, excluding changes in working capital and other changes in assets and liabilities, primarily related to both our retail energy segment and our wholesale energy segment.

     The $410 million in cash outflows for working capital and other changes in assets and liabilities was primarily due to the following:

     o $787 million increase in accounts receivable primarily due to the start-up of our retail energy segment in 2002 as a result of the opening of the Texas retail market to full competition in January 2002;

     o $130 million of cash outflows related to margin deposits related to our trading and hedging activities and our lower credit ratings;

     o $94 million increase in inventory for fuel related primarily to our wholesale energy segment;

     o $93 million in increased lease prepayments related to the REMA sale-leaseback agreements; and

     o    other changes in working capital and assets and liabilities.

These cash outflows were partially offset by the following:

     o $250 million in net proceeds related to our receivables facility with a financial institution to sell an undivided interest in accounts receivable from residential and small commercial retail electric customers;

     o $136 million of net collateral deposits related to an operating lease returned to us in the nine months ended September 30, 2002;

     o $114 million decrease in restricted cash primarily attributable to REMA's funds becoming unrestricted pursuant to REMA's sale-leaseback agreement, partially offset by Orion Power's operations;

     o $103 million increase in accounts payable primarily related to gas purchases made by our wholesale energy segment, coupled with increased gas prices;

     o $96 million related to two structured transactions, which were settled in 2002; and

     o $24 million of net option premium purchases related to our retail energy segment's hedging activities.

Cash Used in Investing Activities

     Net cash used in investing activities during the nine months ended September 30, 2003 decreased $2.5 billion compared to the same period in 2002, primarily due to funding the acquisition of Orion Power for $2.9 billion in 2002 as discussed below. The net decrease was partially offset by the investment of $266 million of net proceeds from our June and July 2003 issuances of convertible senior subordinated notes into restricted cash, as discussed below.

    Nine Months Ended September 30, 2003. Net cash used in investing activities during the nine months ended September 30, 2003 was $757 million, primarily due to capital expenditures of $472 million primarily related to our power generation operations. In addition, we received $266 million in net proceeds from our June and July 2003 issuances of convertible senior subordinated notes, which were placed in an escrow account and are recorded as restricted cash in our consolidated balance sheet as of September 30, 2003.

     Nine Months Ended September 30, 2002. Net cash used in investing activities during the nine months ended September 30, 2002 was $3.3 billion, primarily due to funding the acquisition of Orion Power for $2.9 billion in February 2002 as discussed below and $455 million in capital expenditures primarily related to our power generation operations. This was offset by cash inflows of $118 million from our discontinued operations primarily due to a $137 million cash dividend from our discontinued European energy operation's equity investment in NEA.

     On February 19, 2002, we acquired all of the outstanding shares of common stock of Orion Power for an aggregate purchase price of $2.9 billion and assumed debt obligations of $2.4 billion. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). We funded the purchase of Orion Power with a $2.9 billion credit facility and $41 million of cash on hand. For further discussion, see note 6 to our interim financial statements.

Cash Provided by (Used in) Financing Activities

     Net cash provided by financing activities during the nine months ended September 30, 2003 decreased by $5.1 billion compared to the same period in 2002.

     Nine Months Ended September 30, 2003. Net cash used in financing activities during the nine months ended September 30, 2003 was $771 million which was primarily due to the following:

     o $1.056 billion prepayment of senior secured term loans under our March 2003 credit facilities due to proceeds from our July 2003 debt issuances (see below);

     o a $350 million prepayment in March 2003 of the senior revolving credit facility made in connection with the refinancing in March 2003;

     o $716 million of other net payments on our senior secured revolving credit facility;

     o $183 million of payments of financing costs related to the March 2003 refinancings and our debt issuances in June and July of 2003; and

     o $66 million of repayments of Orion MidWest and Orion NY senior term loans.

The following cash inflows partially offset those uses of cash:

     o $1.056 billion in net proceeds from our senior secured notes issued in July 2003;

     o $266 million in net proceeds from our convertible senior subordinated notes issued in June and July 2003;

     o $99 million in net proceeds from an additional PEDFA bond issuance for our Seward generation plant;

     o $95 million of net borrowings under a financing commitment for the construction of three power generation facilities in the first quarter of 2003 prior to the March 2003 refinancings; and

     o $42 million of draws under letters of credit to provide support for REMA's lease obligations.

     Nine Months Ended September 30, 2002. Net cash provided by financing activities during the nine months ended September 30, 2002 was $4.3 billion due primarily to an increase in short-term borrowings used to fund the acquisition of Orion Power and an increase in working capital to meet future obligations and other working capital requirements. In addition, net cash provided by financing activities was due to decreased investments of excess cash in an affiliate of CenterPoint. These cash inflows were partially offset by the purchase of $189 million in principal amount of the Orion Power 4.5% convertible senior notes.

CONSOLIDATED CAPITAL REQUIREMENTS

     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs and collateral requirements. After completion of the construction of two generation facilities that are in progress, we intend to sharply limit any construction and also our March 2003 credit facilities substantially restrict the construction of any new generation facilities. Maintenance of plants will continue to include costs necessary to operate the plants safely, including necessary environmental expenditures. We will evaluate opportunities to enter retail electric markets for large commercial, industrial and institutional customers, in particular, in regions in which we have electric generating facilities and capacity. Subject to restrictions in our March 2003 credit facilities and our senior secured notes, we may buy or acquire mass market customers in ERCOT. We expect our capital requirements to be met with cash flows from operations, borrowings under our senior secured revolving credit facility and proceeds from one or more debt and equity offerings, securitization of assets, other borrowings and potential sales of assets. We believe that our current level of cash and borrowing capability, along with our future anticipated cash flows from operations, will be sufficient to meet the existing operational and collateral needs of our business, as well as the capital expenditures needed to complete the two generation facilities under construction discussed above and to maintain our other generation facilities.

     Generating Projects. As of September 30, 2003, we had two generating facilities under construction. We expect to complete these two facilities in November 2003 and the second half of 2004. Total estimated cost of constructing these facilities is $1.2 billion. As of September 30, 2003, we had incurred $1.0 billion in construction costs, property, plant and equipment and spare parts inventory on these projects, which was funded from equity and debt.

     Environmental Expenditures. We anticipate spending up to $226 million in capital expenditures for the remainder of 2003 through 2007 for environmental compliance, totaling approximately $44 million, $39 million, $34 million, $70 million and $39 million in the remainder of 2003, 2004, 2005, 2006 and 2007, respectively. In addition, we expect to spend $20 million for the remainder of 2003 through 2007 for pre-existing conditions and remediations, which are recorded as liabilities in our consolidated balance sheet as of September 30, 2003.

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

     Other Operating Lease Commitments. For a discussion of other operating leases, see our Current Report on Form 8-K filed on June 30, 2003.

     Commodity Commitments. For a discussion of other commodity commitments, see our Current Report on Form 8-K filed on June 30, 2003.

     Payment to CenterPoint. We will be required to make a payment to CenterPoint in 2004 related to residential customers. As of September 30, 2003, our estimate for the payment is between $170 million and $180 million, with a most probable estimate of $175 million. Currently, we believe that we will not have to make a payment relating to small commercial customers. For additional information regarding these items, see note 13(c) to our interim financial statements.

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

CONSOLIDATED FUTURE USES AND SOURCES OF CASH AND CERTAIN FACTORS IMPACTING FUTURE USES AND SOURCES OF CASH

     During 2002 and through 2003 to date, many factors negatively impacted us. These factors included weaker pricing for electric energy, capacity and ancillary services, coupled with a narrowing of the spark spread in the United States; market contraction, reduced volatility and reduced liquidity in the gas and power trading markets in the United States; downgrades, in 2002 and the earlier part of 2003, in our credit ratings to below investment grade by each of the major rating agencies; various legal and regulatory investigations and proceedings (see note 13(a) to our interim financial statements); reduced market confidence in our financial reporting in light of our restatements and amendments; reduced access to capital and increased demands for collateral in connection with our trading, hedging and commercial obligations; the decline in market prices of our common stock in 2002; and continued weakness in the United States economy generally. Certain of these factors are discussed in more detail below.

     Future acquisitions and development projects are restricted under our credit facilities and senior secured notes. Although we are required to dedicate a substantial portion of our cash flows to payments on our debt, we currently expect to be able to complete the remaining generation facilities currently under construction, as well as to meet our currently anticipated capital expenditure and working capital needs without additional funding; however, we do have the ability to borrow additional funds, subject to certain restrictions in our March 2003 credit facilities and our senior secured notes, to fund our future capital expenditure and working capital needs.

     If we do require but are unable to obtain outside financing to meet our future capital requirements due to restrictions in our March 2003 credit facilities and our senior secured notes or on terms that are acceptable to us, our financial condition and future results of operations could be materially adversely affected. In order to meet our future capital requirements, we may increase the proportion of debt in our overall capital structure or we may need to issue equity or convertible instruments (subject to restrictions in our credit facilities and our senior secured notes), thereby diluting the interests of current shareholders. Increases in our debt levels may further adversely affect our credit ratings thereby further increasing the cost of our debt. In addition, the capital constraints currently impacting our industry may require additional future indebtedness to include terms and/or pricing that is more restrictive or burdensome than those of our current indebtedness. These factors may negatively impact our ability to operate our business.

     As a result of our March 2003 refinancing and our June and July 2003 capital markets debt issuances, our interest expense has increased substantially. The exact future amount of the increase is difficult to estimate and will depend on a variety of factors, some of which are not within our control, such as prevailing interest rates. However, a comparison of the LIBOR interest rate margins under our Orion acquisition term loan (which was refinanced as part of our March 2003 refinancing) and our March 2003 senior secured term loans illustrates the possible magnitude of the interest expense increase. The interest rate margin over LIBOR was initially 2% for the Orion acquisition term loan and is 4% for the March 2003 senior secured term loans, equivalent to an interest expense difference of $20 million annually for each $1 billion of principal amount. In addition, a comparison of the interest rates on the senior secured term loans, of which $1.056 billion was prepaid with the net proceeds of our issuance of $1.1 billion of senior secured notes on July 1, 2003, indicates a substantial increase in interest expense. As of September 30, 2003, the weighted average interest rate on the senior secured term loans was 5.27% while the weighted average interest rate on the senior secured notes was 9.38%, equivalent to an interest expense difference of $41 million annually for each $1 billion of principal amount. Also, with the issuance of $275 million of 5.00% convertible senior subordinated notes in June and July 2003, our interest expense will increase by as much as $14 million on an annual basis as long as this debt remains outstanding. For additional information concerning our March 2003 refinancing and our June and July 2003 debt issuances, including applicable principal amounts and interest rates, see note 10 to our interim financial statements.

Banking or Credit Facilities, Bonds, Notes and Other Debt.

     As of September 30, 2003, we had consolidated current and long-term debt outstanding of $7.5 billion. As of September 30, 2003, we had $9.4 billion in committed credit facilities, bonds and notes of which $1.1 billion was unused. As of September 30, 2003, letters of credit outstanding under these facilities aggregated $865 million. As of September 30, 2003, $92 million of our committed credit facilities are to expire by September 30, 2004. For a discussion of our banking or credit facilities, bonds, notes and other debt, see note 10 to our interim financial statements.

     Currently, we are satisfying our capital requirements and other commitments primarily with cash from operations, cash on hand and borrowings available under our credit facilities. The following table summarizes our credit capacity, cash and cash equivalents and current restricted cash at September 30, 2003:

                                                           RELIANT            ORION
                                          TOTAL           RESOURCES           POWER             OTHER
                                       ------------      ------------      ------------      ------------
                                                                  (IN MILLIONS)
Total committed credit .............   $      9,417      $      6,552      $      2,043      $        822
Outstanding borrowings .............          7,413             4,639             1,961               813
Outstanding letters of credit ......            865               831                34                --
                                       ------------      ------------      ------------      ------------
Unused borrowing capacity ..........          1,139(1)          1,082                48(1)              9
Cash and cash equivalents ..........            131                25                 8                98
Current restricted cash (2) ........            234                --               206                28
                                       ------------      ------------      ------------      ------------
Total ..............................   $      1,504(3)   $      1,107(3)   $        262      $        135
                                       ============      ============      ============      ============

------------

(1) As discussed in notes 10 and 13(e) to our interim financial statements, $5 million of the unused capacity relates to Liberty's working capital facility, which is currently not available to Liberty.

(2) Current restricted cash includes cash at certain subsidiaries that is effectively restricted by financing agreements, but is available to the applicable subsidiary to use to satisfy certain of its obligations.

(3) This amount does not include $266 million from the net proceeds of our convertible senior subordinated notes, which are classified as long-term restricted cash in our consolidated balance sheet.

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

     o market expectations regarding the price to beat and regulation of our retail energy segment's business in Texas and other areas in which we operate;

     o investor, supplier and customer confidence in us, our competitors and peer companies and our wholesale and retail power markets;

     o market expectations regarding our future earnings and probable cash flows;

     o market perceptions of our ability to access capital markets on reasonable terms;

     o    provisions of relevant tax and securities laws;

     o impact of lawsuits, investigations and other proceedings including market expectations related thereto;

     o successful completion of the two generation facilities currently under construction;

     o market expectations of whether or not we are likely to issue equity or incur additional debt in order to acquire Texas Genco; and

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

Credit Ratings.

     As of November 1, 2003 our credit ratings are as follows:

  DATE ASSIGNED           RATING AGENCY              RATING            RATING DESCRIPTION            RATING
  -------------           -------------              ------            ------------------            ------
  June 16, 2003              Moody's                   B2                Stable Outlook            Unsecured
  June 10, 2003         Standard & Poor's               B               Negative Outlook           Corporate
   May 29, 2003               Fitch                     B                Stable Outlook            Unsecured

     As of November 1, 2003 the ratings of our convertible senior subordinated notes and senior secured notes were as follows:

DATE ASSIGNED                                                                RATING AGENCY             RATING
-------------                                                                -------------             ------

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

$550 million 9.25% senior secured notes due 2010:
  June 20, 2003                                                              Moody's                   B1
  June 20, 2003                                                              Standard & Poor's         B
  June 27, 2003                                                              Fitch                     B+

$550 million 9.50% senior secured notes due 2013:
  June 20, 2003                                                              Moody's                   B1
  July 23, 2003                                                              Standard & Poor's         B
  June 27, 2003                                                              Fitch                     B+

     As of November 1, 2003, Moody's rated the REMA lease certificates B1; the rating outlook is stable. Standard & Poor's rated the certificates B; the rating outlook is negative. As of November 1, 2003, the Moody's senior unsecured debt rating for Orion Power was B2; the rating outlook is stable. Standard & Poor's senior unsecured debt and corporate ratings for Orion Power were B- and B, respectively. The outlook is negative.

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

     We have been adversely impacted by previous downgrades to sub-investment grade in connection with certain commercial agreements and certain bank facilities. The commercial arrangements primarily include: (a) commercial contracts and/or guarantees related to our wholesale and retail trading, marketing, risk management and hedging activities and (b) surety bonds and contractual obligations related to the development and construction or refurbishment of power plants and related facilities. Certain bank facilities contain provisions whereby our interest rate margins are affected by our credit ratings. Due to the various downgrades, we have incurred additional interest expense.

     In most cases, the consequences of rating downgrades are limited to the possible requirement by our counterparties that we provide credit support to them in the form of a pledge of cash collateral, a letter of credit or other similar credit support. We have been working with our various commercial counterparties to minimize the disruption to our normal commercial activities and to reduce the magnitude of the collateral we must post in support of our obligations to such counterparties.

     In connection with our domestic commercial operations, as of November 1, 2003, we have posted cash collateral of $96 million and letters of credit of $426 million from Reliant Resources' facilities. In addition, we have posted cash collateral of $6 million and letters of credit of $17 million related to commercial operations from Orion Power subsidiary facilities. In support of financings, we have issued additional letters of credit of $407 million from Reliant Resources' facilities and $17 million from subsidiary facilities and posted cash collateral of $42 million with cash from subsidiaries. Based on current commodity prices, we estimate that as of November 1, 2003, we could be required to post additional collateral of up to $368 million related to our domestic operations. As of November 1, 2003, we had $58 million in unrestricted cash and cash equivalents and $1.1 billion available under committed corporate facilities. Factors which could lead to an increase in our actual posting of collateral include adverse changes in our industry, negative reactions to additional credit rating downgrades and changes in commodity prices.

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

     We believe that our current level of cash and borrowing capability, along with our future anticipated cash flows from operations, will be sufficient to meet the liquidity needs of our business for the next 12 months. Under certain unfavorable commodity price scenarios, however, it is possible that we could experience inadequate liquidity.

Other Sources and Uses of Cash and Factors Impacting Cash.

Asset Sales.

     Sale of Our Desert Basin Plant Operations. On July 9, 2003, we entered into a definitive agreement to sell our 588-megawatt Desert Basin plant, located in Casa Grande, Arizona, to SRP of Phoenix for $289 million. The sale closed on October 15, 2003. The net proceeds of $285 million were placed in a restricted escrow account for the possible acquisition of CenterPoint's holdings of the common stock of Texas Genco. For further discussion of the sale, see note 18 to our interim financial statements.

     Sale of our European Energy Operations. In February 2003, we signed an agreement to sell our European energy operations to Nuon, a Netherlands-based electricity distributor. The Dutch competition authority approval is needed for the sale to occur. No assurance can be given that we will obtain the necessary approval or that it will be obtained in a timely manner. Upon consummation of the sale, we expect to receive cash proceeds of approximately $1.3 billion (Euro
1.1 billion). We intend to use the cash proceeds from the sale first to pay transaction costs and to prepay the Euro 600 million bank term loan borrowed by RECE to finance a portion of the original acquisition costs of our European energy operations. This would result in net cash proceeds of approximately $0.6 billion (Euro 0.5 billion). We intend to place $360 million of the net proceeds in a restricted escrow account for the possible acquisition of CenterPoint's holdings of the common stock of Texas Genco. We intend to use the balance of the net proceeds (approximately $0.2 billion) to prepay indebtedness under our March 2003 credit facilities. For further discussion of the sale, see note 17 to our interim financial statements.

     If we elect to acquire CenterPoint's holdings of the common stock of Texas Genco in 2004, we intend to use the $650 million of net proceeds from asset sales in the restricted escrow account to partially fund such acquisition. However, if by September 30, 2004, we elect not to acquire CenterPoint's holdings of the common stock of Texas Genco, we must use the cash in the restricted escrow account to prepay indebtedness under our March 2003 credit facilities and to collateralize the $300 million senior priority loan commitment.

Other.

     Generating Capacity Auction Line of Credit. We entered into a master power purchase contract with Texas Genco covering, among other things, our purchases of capacity and/or energy from Texas Genco's generating units. See note 4 to our interim financial statements for further discussion.

     California Trade Receivables and the FERC Refunds. As of September 30, 2003, we were owed total receivables, including interest, of $218 million (net of estimated refund provision) by the Cal ISO, the Cal PX, the CDWR and California Energy Resources Scheduler for energy sales in the California wholesale market during the fourth quarter of 2000 through September 30, 2003. For additional information regarding these receivables and uncertainties in the California wholesale market, see note 13(b) to our interim financial statements.

     October 2003 Settlement with the FERC. In October 2003, the FERC issued an order approving an agreement with certain of our subsidiaries to settle all inquiries, investigations and proceedings instituted by the FERC involving us in connection with the FERC's ongoing review of western energy markets (excluding the FERC refund issue discussed above). We are required to make cash payments totaling $25 million and offer a certain amount of capacity, paying the difference, up to $25 million, between the collected auction revenues and our projected cash costs to generate the power through 2006. For additional information, see note 13(a) to our interim financial statements.

     Counterparty Credit Risk. For a discussion of our counterparty credit risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading and Marketing Operations."

     Liberty Electric Generating Station Contingency. The output of the Liberty generating station was contracted under a tolling agreement (which was rejected effective July 8, 2003) between LEP, a wholly-owned indirect subsidiary of Orion Power, and ET Power, which has filed for chapter 11 of the United States bankruptcy code. For information regarding Liberty's default under its credit facility and issues related to this tolling agreement, the financing of the Liberty generating station and other related contingencies, including foreclosure concerns, see notes 10 and 13(e) to our interim financial statements.

OFF-BALANCE SHEET TRANSACTIONS

     Receivables Facility Agreement. We entered into a receivables facility arrangement with financial institutions to sell an undivided interest in our accounts receivable from our residential and small commercial retail electric customers and our large commercial, industrial and institutional customers under which, on an ongoing basis, the financial institutions could invest a maximum of $350 million for their interest in eligible receivables. Pursuant to this receivables facility, we formed a QSPE as a bankruptcy remote subsidiary. For additional information, see note 14 to our interim financial statements.

     REMA Sales/Leaseback Transactions. In August 2000, we entered into separate sale/leaseback transactions with each of the three owner-lessors for our interests in three generating stations acquired in the REMA acquisition. For additional discussion of these lease transactions, see our Current Report on Form 8-K filed on June 30, 2003.

   NEW ACCOUNTING PRONOUNCEMENTS, SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL
                              ACCOUNTING ESTIMATES

NEW ACCOUNTING PRONOUNCEMENTS

     For discussion regarding new accounting pronouncements that impact us, see note 2 to our interim financial statements.

SIGNIFICANT ACCOUNTING POLICIES

     For discussion regarding our significant accounting policies, see our Current Report on Form 8-K filed on June 30, 2003. For a discussion of significant changes in our accounting policies during the nine months ended September 30, 2003, see note 2 to our interim financial statements.

CRITICAL ACCOUNTING ESTIMATES

     For discussion regarding our critical accounting estimates, see our Current Report on Form 8-K filed on June 5, 2003. There have been no significant changes in our critical accounting estimates other than our estimates and assumptions that relate to the analysis of our goodwill. See note 7 to our interim financial statements for further discussion.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This "Quantitative and Qualitative Disclosures about Market Risk" should be read in conjunction with our Current Report on Form 8-K filed on June 5, 2003.

MARKET RISK

     We are exposed to various market risks. These risks arise from transactions entered into in the normal course of business and are inherent in the activities, which we report in our consolidated financial statements. Most of the revenues, results of operations and cash flows from our business activities are impacted by market risks. Categories of significant market risks include exposures primarily related to commodity prices and interest rates.

     In March 2003, we decided to exit our proprietary trading activities and liquidate, to the extent practicable, our proprietary positions. For further discussion of this, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Given our current credit and liquidity situation and other factors, we have reduced the level of our marketing and hedging activities, which could result in greater volatility in future earnings. Additionally, the reduction in market liquidity may impair the effectiveness of our risk management procedures and hedging strategies. These and other factors may adversely impact our results of operations, financial condition and cash flows. For further discussion of our current liquidity situation and related impacts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

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

     The following table presents the daily value at risk for substantially all of our trading and marketing positions for the three and nine months ended September 30, 2002 and 2003 based on a 95% confidence level and primarily a two day holding period for natural gas and petroleum products and holding periods of 5 to 20 days with a 99% confidence level based on the risk profile of the portfolio for power products:

                                                                      SEPTEMBER 30,
                                                            ---------------------------------
                                                                2002                2003
                                                            --------------     --------------
                                                                      (IN MILLIONS)
As of September 30, 2002 and 2003.......................    $           16     $            2
Three months ended September 30, 2002 and 2003:
    Average.............................................                18                  3
    High................................................                21                  6
    Low.................................................                14                  2
Nine months ended September 30, 2002 and 2003:
    Average.............................................                17                  8
    High................................................                29                 35
    Low.................................................                12                  2

     During the nine months ended September 30, 2003, average value at risk exposure was lower compared to 2002 due to certain power marketing activities in ERCOT related to our retail energy segment no longer being accounted for on a mark-to-market method of accounting. Lower overall trading volumes during 2003 due to the decline in proprietary trading also contributed to a reduction in value at risk. There was a short-term increase in value at risk during February 2003 due to volatility in the natural gas market. As a result and prior to exiting proprietary trading activities, we realized a trading loss related to certain of our natural gas trading positions of approximately $80 million pre-tax during the three months ended March 31, 2003.

NON-TRADING MARKET RISK

    We assess the risk of our non-trading derivatives using a sensitivity analysis method.

    Commodity Price Risk. Derivative instruments, which we use as economic hedges, create exposure to commodity prices, which, in turn, offset the commodity exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in the underlying energy prices. A decrease of 10% in the market prices of energy commodities from their September 30, 2003 levels would have decreased the fair value of our non-trading energy derivatives by $42 million.

     Interest Rate Risk. We have issued long-term debt and have obligations under bank facilities that subject us to the risk of loss associated with movements in market interest rates.

     Our floating-rate obligations aggregated $5.4 billion at September 30, 2003. If the floating interest rates were to increase by 10% from September 30, 2003 rates, our interest expense would increase by a total of $2.0 million each month in which such increase continued. This does not include the impact of our interest rate swaps discussed below.

     At September 30, 2003, we had issued fixed-rate debt to third parties aggregating $1.9 billion, excluding Liberty's fixed-rate debt of $165 million. As of September 30, 2003, the fair values of these debt instruments, excluding Liberty's fixed rate debt, were $1.7 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments, excluding Liberty's fixed-rate debt, would increase by $99 million if interest rates were to decline by 10% from their rates at September 30, 2003.

     As of September 30, 2003, we have interest rate swap contracts with an aggregate notional amount of $750 million that fix the interest rate applicable to floating rate short-term debt and floating rate long-term debt. These swaps could be terminated at a cost of $110 million ($94 million for Orion MidWest and Orion NY and $16 million for Channelview) at September 30, 2003. These derivative instruments qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the results of operations over the term of the related agreement. A decrease of 10% in the September 30, 2003 level of interest rates would increase the cost of terminating the interest rate swaps by $7 million. For information regarding the accounting for these interest rate derivative instruments, see notes 8 and 10(b) to our interim financial statements.

     During January 2003, we purchased three-month LIBOR interest rate caps to hedge our future floating rate risk associated with various credit facilities. The notional amounts of the interest rate caps are $4.0 billion for the period from July 1 to December 31, 2003, $3.0 billion for 2004 and $1.5 billion for 2005. The interest rate caps had a market value of $4 million at September 30, 2003. A decrease of 10% in the September 30, 2003 level of interest rates would cause the market value of the interest rate caps to decline by $1 million, resulting in a loss in earnings. For information regarding the accounting for these interest rate derivative instruments, see notes 8 and 10(b) to our interim financial statements.


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

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     For a description of legal proceedings affecting us, see notes 13(a), 13(b) and 13(e) to our interim financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In connection with our March 2003 credit facilities and the issuance of the senior secured notes on July 1, 2003, we became subject to restrictions on our ability to pay dividends on our common stock. For a discussion of the terms of these restrictions, see note 10 to our interim financial statements and our Quarterly Report on Form 10-Q filed on August 13, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 2003 annual meeting of our stockholders was held on June 4, 2003. The purpose of the annual meeting was to consider and vote upon the following proposals:

     1.  To elect one director to our board of directors;

     2. To ratify the appointment of Deloitte & Touche LLP as our independent accountants for 2003; and

     3. To consider and vote upon a proposal to amend certain terms of the Reliant Resources, Inc. Employee Stock Purchase Plan.

     At the annual meeting, Joel V. Staff was re-elected to serve as a Class I director of Reliant Resources, Inc. The votes cast for the nominee and the votes withheld were as follows:

            FOR                                         WITHELD
            ---                                         -------
        246,553,143                                    8,811,814

The names of each other director whose terms of office as a director continued after the meeting are: E. William Barnett, Donald J. Breeding, Laree E. Perez and William L. Transier.

     The following votes were cast with respect to the ratification of the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ended December 31, 2003:

            FOR                              AGAINST                     ABSTAIN
            ---                              -------                     -------
        249,673,549                         4,991,120                    700,288

     The following votes were cast with respect to the proposal to amend certain terms of the Reliant Resources, Inc. Employee Stock Purchase Plan. There were 82,567,928 broker non-votes.

            FOR                             AGAINST                      ABSTAIN
            ---                             -------                      -------
        137,278,785                        34,311,330                   1,206,914

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Exhibits.

     See Index of Exhibits, which includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q by Item 601 of Regulation S-K.

(b)  Reports on Form 8-K.

     During the quarter ended September 30, 2003, we filed or furnished the following Current Reports on Form 8-K:

o Current Report on Form 8-K, dated July 9, 2003 (Items 5 and 7), announcing that we had entered into a definitive agreement for the sale of our Desert Basin plant;

o Current Report on Form 8-K, dated July 16, 2003 (Items 7 and 9), providing the slide presentation used by the Senior Vice President - Finance of Reliant Resources, Inc. when he spoke to the public, as well as various members of the financial and investing community on July 17, 2003;

o Current Report on Form 8-K, dated July 22, 2003 (Items 7 and 9), providing combined and consolidated financial statements of Reliant Energy Mid-Atlantic Power Holdings, LLC and its subsidiaries for the three years ended December 31, 2000, 2001 and 2002;

o Current Report on Form 8-K, dated July 23, 2003 (Items 5 and 7), providing revised (a) unaudited interim financial statements as of December 31, 2002 and March 31, 2003 and for the three months ended March 31, 2002 and 2003, (b) management's discussion and analysis of financial condition and results of operations as of March 31, 2003 and for the three months ended March 31, 2002 and 2003 and (c) unaudited pro forma condensed consolidated financial statements for the anticipated sale of our Desert Basin plant;

o        Current Report on Form 8-K, dated August 12, 2003 (Items 5, 7, 9 and
         12), (a) announcing the appointment of Kirbyjon H. Caldwell and Steven
         L. Miller to our board of directors, (b) announcing Joel V. Staff will serve as the permanent chairman and CEO and that the search process for these positions has been concluded and (c) announcing our earnings for the quarterly period ended June 30, 2003;

o Current Report on Form 8-K, dated August 13, 2003 (Item 9), providing consolidated interim financial statements of Orion Power Holdings, Inc. and management's narrative analysis of financial condition and results of operations for the quarterly period ended June 30, 2003;

o Current Report on Form 8-K, dated August 26, 2003 (Items 5 and 7), providing unaudited pro forma condensed consolidated financial statements for the anticipated sale of our Desert Basin plant;

o Current Report on Form 8-K, dated August 28, 2003 (Item 9), providing consolidated interim financial statements of Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries and management's narrative analysis of results of operations for the quarterly period ended June 30, 2003;

o Current Report on Form 8-K, dated September 11, 2003 (Item 9), providing information regarding the regulatory approval process for the sale of our European energy operations and filing as exhibits (a) a press release of the Dutch competition authority (NMa) regarding the outcome of its first phase review of the proposed acquisition, (b) the unofficial English translation of an order released September 25, 2003, of the director-general of the NMa and (c) the Share Purchase Agreement, dated as of February 28, 2003, among Reliant Energy Europe Inc., Reliant Energy Wholesale (Europe) Holdings B. V., n.v. Nuon and Reliant Resources, Inc. The Form 8-K also included as Exhibit 99.4, information regarding the results of submission of matters to a vote of security holders at our annual meeting; and

o Current Report on Form 8-K, dated September 18, 2003 (Items 5 and 7), providing the slide presentation used by certain of our executive officers when they spoke to the public, as well as various members of the financial and investing community on September 18, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  RELIANT RESOURCES, INC.
                                                       (Registrant)

November 12, 2003                              By: /s/ Thomas C. Livengood
                                                   -----------------------
                                                    Thomas C. Livengood
                                               Vice President and Controller
                                              (Principal Accounting Officer)

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

                                                                                              SEC FILE OR
 EXHIBIT                                                           REPORT OR REGISTRATION     REGISTRATION    EXHIBIT
  NUMBER                 DOCUMENT DESCRIPTION                             STATEMENT              NUMBER      REFERENCE
 -------                 --------------------                    ---------------------------  ------------   ---------
3.1         Restated Certificate of Incorporation.               Reliant Resources, Inc.        333-48038        3.1
                                                                 Registration Statement on
                                                                 Form S-1

3.2         Amended and Restated Bylaws.                         Reliant Resources, Inc.         1-16455          3
                                                                 Quarterly Report on Form
                                                                 10-Q for the Quarterly
                                                                 Period Ended March 31, 2001

4.2         Rights Agreement effective as of January 15,         Reliant Energy,                 1-3187          4.2
            2001 between Reliant Resources, Inc. and The         Incorporated's Quarterly
            Chase Manhattan Bank, as Rights Agent,               Report on Form 10-Q for
            including a form of Rights Certificate.              the Quarterly Period Ended
                                                                 March 31, 2001

4.3         Warrant Agreement, dated as of March 28,             Reliant Resources, Inc.         1-16455         4.3
            2003, by Reliant Resources, Inc., for the            Amendment to Annual Report
            benefit of the holders from time to time.            on Form 10-K/A for the
                                                                 Year Ended December 31,
                                                                 2002

+*10.1      Severance Agreement between Reliant
            Resources, Inc. and Jerry J. Langdon, dated
            May 20, 2003.

+*10.2      Amendment to Severance Agreement between
            Reliant Resources, Inc. and Hugh Rice Kelly, dated May 1, 2003.

+*10.3      Amendment to Severance Agreement between
            Reliant Resources, Inc. and Stephen W. Naeve, dated September 16, 2003.

+*10.4      Severance Agreement between Reliant
            Resources, Inc., Reliant Energy Corporate
            Services, LLC and Joel V. Staff, dated
            August 11, 2003.

+*10.5      Severance Agreement between Reliant
            Resources, Inc. and Thomas C. Livengood, dated January 14, 2003.

+*10.6      Severance Agreement between Reliant
            Resources, Inc., Reliant Energy Corporate
            Services, LLC and Michael L. Jines, dated
            May 1, 2003.

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