Form 10-Q
period 2004-03-31
RELIANT ENERGY INC
filed 2004-05-06
CIK 1126294

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                         ------------------------------

                         Commission file number 1-16455

                              RELIANT ENERGY, INC.
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

                             RELIANT RESOURCES, INC.
                  (Former Name of Registrant Changed Effective
                              as of April 26, 2004)

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

As of May 3, 2004, the last practicable date for determination, Reliant Energy, Inc. had 296,358,268 shares of common stock outstanding, excluding 3,445,732 shares held by the Registrant as treasury stock.

================================================================================

                      RELIANT ENERGY, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Operations (unaudited)
        Three Months Ended March 31, 2003 and 2004..............................................................     1

        Consolidated Balance Sheets (unaudited)
        December 31, 2003 and March 31, 2004....................................................................     2

        Consolidated Statements of Cash Flows (unaudited)
        Three Months Ended March 31, 2003 and 2004..............................................................     3

        Notes to Unaudited Consolidated Interim Financial Statements............................................     4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...................    26
        Recent Developments and Other Information...............................................................    26
        Consolidated Results of Operations......................................................................    27
        Financial Condition.....................................................................................    33

Item 3. Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market
          Risks.................................................................................................    38

Item 4. Controls and Procedures.................................................................................    43

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................................................................    44

Item 6. Exhibits and Reports on Form 8-K........................................................................    44

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

      Among other things, the matters described in (a) (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Item 7 and (ii) note 15 to our consolidated financial statements, each included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 8, 2004 and (b) (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations", (ii) notes 11 and 12 to our interim financial statements and (iii) "Legal Proceedings" in Part II, Item 1, all included in this report, could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

      Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      RELIANT ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                             ------------------------------
                                                                                 2003              2004
                                                                             ------------      ------------
REVENUES:
  Revenues (including $(6,472) and $783 unrealized (losses) gains) .....     $  2,541,216      $  1,732,983
  Trading margins ......................................................          (83,683)            2,758
                                                                             ------------      ------------
    Total ..............................................................        2,457,533         1,735,741
                                                                             ------------      ------------
EXPENSES:
  Fuel and cost of gas sold (including $(7,603) and $12,380 unrealized
      (losses) gains) ..................................................          345,468           249,782
  Purchased power (including $(1,891) and $8,268 unrealized (losses)
      gains) ...........................................................        1,646,565           998,730
  Accrual for payment to CenterPoint Energy, Inc. ......................           46,700             1,658
  Operation and maintenance ............................................          225,221           250,094
  Selling and marketing ................................................           20,048            17,620
  Bad debt expense .....................................................           17,046             8,698
  Other general and administrative .....................................           58,094            54,718
  Depreciation .........................................................           78,223           103,629
  Amortization .........................................................            9,461            13,980
                                                                             ------------      ------------
    Total ..............................................................        2,446,826         1,698,909
                                                                             ------------      ------------
OPERATING INCOME .......................................................           10,707            36,832
                                                                             ------------      ------------
OTHER INCOME (EXPENSE):
  Gains (losses) from investments, net .................................            1,644              (169)
  Loss of equity investments ...........................................           (1,210)             (806)
  Loss on sale of receivables ..........................................           (3,836)           (9,187)
  Other, net ...........................................................              802             5,938
  Interest expense .....................................................          (97,033)         (110,174)
  Interest income ......................................................           14,142             5,139
                                                                             ------------      ------------
    Total other expense ................................................          (85,491)         (109,259)
                                                                             ------------      ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ....................          (74,784)          (72,427)
  Income tax benefit ...................................................          (23,001)          (26,766)
                                                                             ------------      ------------
LOSS FROM CONTINUING OPERATIONS ........................................          (51,783)          (45,661)
                                                                             ------------      ------------
  Loss from discontinued operations before income taxes ................         (360,319)                -
  Income tax expense ...................................................           15,383                 -
                                                                             ------------      ------------
  Loss from discontinued operations ....................................         (375,702)                -
                                                                             ------------      ------------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES ....................         (427,485)          (45,661)
  Cumulative effect of accounting changes, net of tax ..................          (24,917)            7,290
                                                                             ------------      ------------
NET LOSS ...............................................................     $   (452,402)     $    (38,371)
                                                                             ============      ============

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE:
  Loss from continuing operations ......................................     $      (0.18)     $      (0.15)
  Loss from discontinued operations, net of tax ........................            (1.29)              -
                                                                             ------------      ------------
  Loss before cumulative effect of accounting changes ..................            (1.47)            (0.15)
  Cumulative effect of accounting changes, net of tax ..................            (0.08)             0.02
                                                                             ------------      ------------
  Net loss .............................................................     $      (1.55)     $      (0.13)
                                                                             ============      ============

      See Notes to our Unaudited Consolidated Interim Financial Statements

                      RELIANT ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     DECEMBER 31, 2003     MARCH 31, 2004
                                                                                     -----------------     --------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................     $        146,524     $        116,627
  Restricted cash ..............................................................              250,748              229,076
  Accounts and notes receivable, principally customer, net of allowance of
    $74,042 and $43,061 ........................................................              602,859              458,632
  Notes receivable related to receivables facility .............................              393,822              289,439
  Net California receivables subject to refund .................................              198,609                    -
  Inventory ....................................................................              268,701              242,431
  Trading and derivative assets ................................................              493,046              602,179
  Margin deposits on energy trading and hedging activities .....................               77,271              153,054
  Prepayments and other current assets .........................................              257,690              253,801
                                                                                     ----------------     ----------------
      Total current assets .....................................................            2,689,270            2,345,239
                                                                                     ----------------     ----------------
Property, plant and equipment, gross ...........................................            9,251,118            9,304,831
Accumulated depreciation .......................................................             (724,334)            (812,804)
                                                                                     ----------------     ----------------
PROPERTY, PLANT AND EQUIPMENT, NET .............................................            8,526,784            8,492,027
                                                                                     ----------------     ----------------
OTHER ASSETS:
  Goodwill, net ................................................................              482,534              482,534
  Other intangibles, net .......................................................              719,469              747,948
  Net California receivables subject to refund .................................                    -              217,000
  Equity investments ...........................................................               95,223               92,747
  Trading and derivative assets ................................................              199,716              228,793
  Prepaid lease ................................................................              217,781              229,033
  Restricted cash ..............................................................               36,916               36,916
  Other ........................................................................              340,566              332,134
                                                                                     ----------------     ----------------
      Total other assets .......................................................            2,092,205            2,367,105
                                                                                     ----------------     ----------------
TOTAL ASSETS ...................................................................     $     13,308,259     $     13,204,371
                                                                                     ================     ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and short-term borrowings ..................     $        430,685     $        401,240
  Accounts payable, principally trade ..........................................              516,843              505,316
  Trading and derivative liabilities ...........................................              357,219              362,115
  Margin deposits from customers on energy trading and hedging activities ......               36,136               35,856
  Retail customer deposits .....................................................               57,279               61,817
  Accrual for payment to CenterPoint Energy, Inc. ..............................              175,000              176,658
  Other ........................................................................              425,247              364,903
                                                                                     ----------------     ----------------
      Total current liabilities ................................................            1,998,409            1,907,905
                                                                                     ----------------     ----------------
OTHER LIABILITIES:
  Accumulated deferred income taxes ............................................              524,701              487,480
  Trading and derivative liabilities ...........................................              216,399              288,618
  Benefit obligations ..........................................................              133,664              130,894
  Other ........................................................................              354,176              355,262
                                                                                     ----------------     ----------------
      Total other liabilities ..................................................            1,228,940            1,262,254
                                                                                     ----------------     ----------------
LONG-TERM DEBT .................................................................            5,709,111            5,659,798
                                                                                     ----------------     ----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock; par value $0.001 per share (125,000,000 shares authorized;
    none outstanding) ..........................................................                    -                    -
  Common stock; par value $0.001 per share (2,000,000,000 shares authorized;
    299,804,000 issued) ........................................................                   61                   61
  Additional paid-in capital ...................................................            5,841,438            5,830,628
  Treasury stock at cost, 5,212,017 and 4,153,496 shares .......................              (89,769)             (71,537)
  Retained deficit .............................................................           (1,338,578)          (1,376,949)
  Accumulated other comprehensive loss .........................................              (41,353)              (7,789)
                                                                                     ----------------     ----------------
      Stockholders' equity .....................................................            4,371,799            4,374,414
                                                                                     ----------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................     $     13,308,259     $     13,204,371
                                                                                     ================     ================

      See Notes to our Unaudited Consolidated Interim Financial Statements

                      RELIANT ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                   ------------------------------
                                                                                                       2003              2004
                                                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................................     $   (452,402)     $    (38,371)
  Loss from discontinued operations ..........................................................          375,702                 -
                                                                                                   ------------      ------------
Net loss from continuing operations and cumulative effect of
    accounting changes .......................................................................          (76,700)          (38,371)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Cumulative effect of accounting changes ..................................................           24,917            (7,290)
    Depreciation and amortization ............................................................           87,684           117,609
    Deferred income taxes ....................................................................          (55,936)          (22,681)
    Net unrealized gains on trading energy derivatives .......................................          (91,739)           (4,942)
    Net unrealized losses (gains) on non-trading energy derivatives ..........................           15,966           (21,431)
    Accrual for payment to CenterPoint Energy, Inc. ..........................................           46,700             1,658
    Other, net ...............................................................................            1,189            27,405
    Changes in other assets and liabilities:
      Restricted cash ........................................................................         (115,782)           21,672
      Accounts and notes receivable and unbilled revenue, net ................................            6,179            82,776
      Notes receivable facility payments/proceeds, net .......................................          (11,000)           46,000
      Inventory ..............................................................................           48,475            26,882
      Margin deposits on energy trading and hedging activities, net ..........................            4,881           (76,063)
      Net non-trading derivative assets and liabilities ......................................          (12,221)              262
      Prepaid lease obligation ...............................................................          (12,221)          (11,252)
      Other current assets ...................................................................          (61,941)          (26,873)
      Other assets ...........................................................................          (39,282)          (42,893)
      Accounts payable .......................................................................          (15,951)          (11,739)
      Taxes payable/receivable ...............................................................           96,035            78,249
      Other current liabilities ..............................................................          (22,994)          (47,190)
      Other liabilities ......................................................................          (48,641)            3,818
                                                                                                   ------------      ------------
        Net cash (used in) provided by continuing operations from operating activities .......         (232,382)           95,606
        Net cash provided by discontinued operations from operating activities ...............            5,260                 -
                                                                                                   ------------      ------------
        Net cash (used in) provided by operating activities ..................................         (227,122)           95,606
                                                                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................................................................         (188,910)          (70,258)
  Other, net .................................................................................              481             2,100
                                                                                                   ------------      ------------
        Net cash used in continuing operations from investing activities .....................         (188,429)          (68,158)
        Net cash used in discontinued operations from investing activities ...................           (1,477)                -
                                                                                                   ------------      ------------
        Net cash used in investing activities ................................................         (189,906)          (68,158)
                                                                                                   ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ...............................................................           94,902                 -
  Payments of long-term debt .................................................................          (11,635)          (49,149)
  Decrease in short-term borrowings and revolving credit facilities, net .....................         (267,615)          (25,050)
  Payments of financing costs ................................................................         (130,774)             (233)
  Other, net .................................................................................            1,912            17,087
                                                                                                   ------------      ------------
        Net cash used in continuing operations from financing activities .....................         (313,210)          (57,345)
        Net cash used in discontinued operations from financing activities ...................             (402)                -
                                                                                                   ------------      ------------
        Net cash used in financing activities ................................................         (313,612)          (57,345)
                                                                                                   ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .................................            4,218                 -
                                                                                                   ------------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ......................................................         (726,422)          (29,897)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................................        1,114,850           146,524
                                                                                                   ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................................     $    388,428      $    116,627
                                                                                                   ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
    Interest paid (net of amounts capitalized) for continuing operations .....................     $    113,662      $    142,049
    Income taxes paid (net of income tax refunds received) for continuing operations .........     $    (55,186)     $    (88,809)

      See Notes to our Unaudited Consolidated Interim Financial Statements

                      RELIANT ENERGY, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

      In March 2004, the board of directors of Reliant Resources, Inc. approved changing the name of the company from Reliant Resources, Inc. to Reliant Energy, Inc. The name change became effective on April 26, 2004. The ticker symbol for our common stock remains the same (NYSE: RRI). As used in this Form 10-Q, "Reliant Energy" refers to Reliant Energy, Inc. and "we," "us" and "our" refer to Reliant Energy, Inc. and its consolidated subsidiaries.

      Our business operations provide electricity and related services to retail customers primarily in Texas (including acquiring and managing the related supply) and generate and sell electricity and other related services in wholesale energy markets in various regions of the United States. For information regarding our current reportable segments, see note 15. As part of our efforts to simplify the corporate structure, we are evaluating a possible change in our reportable segments.

      This Form 10-Q includes our consolidated interim financial statements and notes (interim financial statements). The interim financial statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

BASIS OF PRESENTATION

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

      Adjustments and Reclassifications. The interim financial statements reflect all normal recurring adjustments necessary, in management's opinion to present fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for energy and energy services, changes in energy commodity prices, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors.

      We have reclassified certain amounts reported in this Form 10-Q from prior periods to conform to the 2004 presentation of financial statements. These reclassifications had no impact on reported earnings.

      We have reclassified general and administrative expenses and operation and maintenance expenses from prior period's presentation. Other general and administrative expenses in the consolidated statements of operations include (a) corporate and administrative services (including management services, financial and accounting, cash management and treasury support, legal, information technology system support, communications, office management and human resources), (b) regulatory costs and (c) certain benefit costs.

      FIN No. 46R. In January 2004, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN No. 46R), which replaces the original FIN No. 46 and modified certain criteria in determining which entities should be considered as variable interest entities. The adoption had no impact on our financial statements. The application of FIN No. 46R continues to evolve as the FASB continues to address issues submitted for consideration. We will continue to assess our application of clarified or revised guidance related to FIN No. 46R.

      Changes in Estimates for Retail Energy Sales and Costs. As of December 31, 2003 and March 31, 2004, we recorded unbilled revenues of $290 million and $277 million, respectively, for retail energy sales. These revenues and the related energy supply costs are based on (a) our estimates of customer usage and (b) initial usage information provided by the Electric Reliability Council of Texas (ERCOT) Independent System Operator (ISO) relating to customer meter reading data provided by third parties. Upon receipt of actual or updated usage data from the ERCOT ISO, we revise the estimates and record any resulting changes in the period when the information becomes available.

      During the three months ended March 31, 2003 and 2004, we recognized in gross margin $15 million of income and $9 million of expense, respectively, resulting from revisions to prior period estimates related to ERCOT usage.

      EITF No. 03-11. Prior to October 1, 2003, we generally recorded revenues, fuel and cost of gas sold, and purchased power related to sale and purchase contracts designated as hedges on a gross basis in the delivery period. Thereafter, we began to record certain transactions on a net basis, including the settlement of sales and purchases of fuel and purchased power related to our non-trading energy derivative activities that were not physically delivered. The change in accounting treatment resulted in a $434 million decrease in revenues and a corresponding $434 million decrease in fuel and cost of gas sold and purchased power for the three months ended March 31, 2004. We believe the application of EITF No. 03-11 will continue to result in a significant amount of our non-trading energy derivative activities being reported on a net basis prospectively that were previously reported on a gross basis. Emerging Issues Task Force (EITF) Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" As Defined in EITF Issue No. 02-03" (EITF No. 03-11) has no impact on margins or net income. Reclassification of prior period amounts is not required. It is not practicable for us to determine sales and purchases of fuel and purchased power for the three months ended March 31, 2003 that would have been shown net if EITF No. 03-11 had been applied to our results of operations historically.

(2) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      Prior to January 1, 2004, we recognized repair and maintenance costs for power generation assets acquired prior to December 31, 1999, under the "accrue-in-advance" method. Under the accrue-in-advance method, we estimated the costs of planned major maintenance and accrued the related expense over the maintenance cycle, which ranges from two to 12 years. Effective January 1, 2004, we began expensing these costs as incurred. Such change conforms our accounting for all major maintenance costs to a method that we believe is preferable in the circumstances. As a result of this change in accounting method, we (a) recognized a cumulative effect of an accounting change of $7 million, net of tax of $3 million, (or $0.02 per diluted share), (b) decreased long-term liabilities by $10 million and (c) decreased deferred tax assets by $3 million.

(3) STOCK-BASED COMPENSATION PLANS AND RETIREMENT PLANS

(a) STOCK-BASED COMPENSATION PLANS.

      We currently apply the intrinsic value method of accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25).

      We disclose the pro forma effect on net income (loss) and per share amounts as if the fair value (determined using the Black-Scholes model) method of accounting had been applied to all stock awards. In March 2004, the FASB issued a proposed statement that would eliminate the ability to account for share-based compensation transactions using APB No. 25 and would generally require that such transactions be accounted for using a fair value based method. The final statement is expected to be issued in the fourth quarter of 2004 and is expected to be effective for us beginning January 1, 2005.

      If employee stock-based compensation costs had been expensed based on the fair value method, our net loss and per share amounts would have approximated the following pro forma results for the three months ended March 31, 2003 and 2004:

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------------
                                                                                    2003                  2004
                                                                             -----------------     -----------------
                                                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net loss, as reported ..................................................     $            (452)    $             (38)
Add: Stock-based employee compensation expense included
  in reported net loss, net of related tax effects .....................                     1                     1
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects ...................................                    (9)                   (6)
                                                                             -----------------     -----------------
Pro forma net loss .....................................................     $            (460)    $             (43)
                                                                             =================     =================

Loss per share:
  Basic and diluted, as reported .......................................     $           (1.55)    $           (0.13)
                                                                             =================     =================
  Basic and diluted, pro forma .........................................     $           (1.58)    $           (0.15)
                                                                             =================     =================

      Prior to February 2004, our stock options granted to employees have all been granted with exercise prices equal to or greater than market values at date of grant and vesting was not contingent on achieving performance metrics. The typical vesting schedule for these options is three years. We have recognized no compensation expense under APB No. 25 for such grants.

      In February 2004, the compensation committee of our board of directors granted performance awards to 26 of our key employees under a Key Employee Award Program (Key Employee Program) established under the Reliant Resources, Inc. 2002 Long-Term Incentive Plan (LTIP). The Key Employee Program is intended to provide incentives to the group of key executives and other officers expected to be significant contributors to the achievement of our three-year strategic plan. Under the Key Employee Program, participants received an aggregate of 93 award units ranging from a minimum of one to a maximum of 16 units per participant. Each unit consisted of the following targeted awards: (a) 68,000 stock options (exercise price of $8.135 per share), (b) 16,000 shares of performance vesting restricted stock and (c) 16,000 cash performance units (convertible into a cash amount equal to the market value of one share of our common stock on the date of vesting). Participants in the Key Employee Program are not eligible to receive additional LTIP grants until after December 31, 2006. Awards granted under the Key Employee Program are forfeited if the participant ceases for any reason to be an employee of Reliant Energy or its consolidated subsidiaries before the award vests. Upon a change of control (as defined under the LTIP), performance units will vest immediately at the maximum payout amount of 140% of the targeted award.

      No awards will be vested under the Key Employee Program unless we meet specified qualitative and quantitative performance goals. The quantitative goals entail achieving an adjusted debt to adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization and other items, as defined in the Key Employee Program documents) ratio of no more than 3.5 as of December 31, 2006, subject to the compensation committee's discretion based on market conditions and a review of other financial metrics. The qualitative goals include (a) delivering superior customer value and (b) building a great company for which to work. The amount of payout (60% to 140% of the targeted award) will depend on our level of achievement of the performance goals as determined in the discretion of the compensation committee of our board of directors and any other factors it considers relevant.

      The units awarded under the Key Employee Program are being accounted for using variable plan accounting with related compensation cost recorded in the statement of operations over the three-year vesting period.

      In addition, during March 2004, the compensation committee of our board of directors granted 588,000 time-based vesting restricted share units of our common stock to other employees. These restricted share units will vest at the end of a three-year period.

(b) RETIREMENT PLANS.

      Net benefit cost for our qualified retirement plans includes the following components:

                                             PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                        --------------------------      -------------------------
                                                       THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------------------------------
                                           2003            2004            2003           2004
                                        ----------      ----------      ----------     ----------
                                                              (IN MILLIONS)
Service cost ......................     $      2.0      $      2.2      $      0.8     $      0.8
Interest cost .....................            1.2             1.4             1.0            1.1
Expected return on plan assets ....           (0.7)           (1.0)              -              -
Accounting settlement charge ......            0.3           -                   -              -
Net amortization ..................            0.3             0.4             0.3            0.4
                                        ----------      ----------      ----------     ----------
    Net benefit cost ..............     $      3.1      $      3.0      $      2.1     $      2.3
                                        ==========      ==========      ==========     ==========

      Pension expense associated with our non-qualified pension plan was $0 and $2 million during the three months ended March 31, 2003 and 2004, respectively. During the three months ended March 31, 2004, we recognized an accounting settlement charge of $2 million (pre-tax) related to distributions paid.

      We expect cash contributions to our pension plans will be approximately $12 million during 2004. As of March 31, 2004, we had contributed $4 million.

(4) COMPREHENSIVE INCOME (LOSS)

      The following table summarizes the components of total comprehensive income (loss):

                                                                                       THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                               ------------     ------------
                                                                                   2003             2004
                                                                               ------------     ------------
                                                                                       (IN MILLIONS)
Net loss .................................................................     $       (452)    $        (38)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments ...............................               (6)               -
  Deferred gain from cash flow hedges ....................................               36               28
  Reclassification of net deferred loss from cash flow hedges realized
    in net loss ..........................................................                6                5
  Unrealized loss on available-for-sale securities .......................               (1)               -
  Comprehensive loss resulting from discontinued operations ..............              (39)               -
                                                                               ------------     ------------
Comprehensive loss .......................................................     $       (456)    $         (5)
                                                                               ============     ============

(5) GOODWILL AND PROPERTY, PLANT AND EQUIPMENT

      We evaluate goodwill and property, plant and equipment annually and when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We performed our annual impairment analysis of our goodwill as of November 1, 2003 and recorded no impairments at that time. We performed impairment analyses of all of our wholesale energy reporting unit's property, plant and equipment as of July 2003 and performed subsequent impairment analyses of certain of our wholesale energy reporting unit's property, plant and equipment as of December 31, 2003. In conjunction with those tests, we recorded no impairments. During the three months ended March 31, 2004, we recognized $12 million in accelerated depreciation expense related to early retirements of certain property, plant and equipment.

      If our wholesale energy market outlook changes negatively, we could have impairments of property, plant and equipment and goodwill in future periods. In addition, our ongoing evaluation of our wholesale energy business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in impairment charges of goodwill or property, plant and equipment or impact our fixed assets' depreciable lives.

      In addition, as we continue to evaluate our business operations and to simplify the corporate structure, we could have write-offs and impacts on depreciable lives of other types of property, plant and equipment, such as information technology systems. We are currently evaluating the future use of certain information technology systems, which have a net book value of approximately $127 million as March 31, 2004.

      See note 12 for discussion of possible impairment of a subsidiary's generation assets.

(6) DERIVATIVE INSTRUMENTS, INCLUDING ENERGY TRADING ACTIVITIES

      Trading and derivative assets and liabilities at December 31, 2003 and March 31, 2004 include amounts for non-trading and trading activities, as follows:

                                                                 ASSETS                   LIABILITIES
                                                        ------------------------    ------------------------    NET ASSETS
                                                         CURRENT      LONG-TERM      CURRENT      LONG-TERM    (LIABILITIES)
                                                        ----------    ----------    ----------    ----------   ------------
                                                                                   (IN MILLIONS)
DECEMBER 31, 2003:
Non-trading activities:
  Cash flow hedges - offset to accumulated
    other comprehensive income (loss):
    Commodity ......................................    $      828    $      284    $     (668)   $     (304)   $      140
    Interest .......................................             -             3           (26)          (22)          (45)
                                                        ----------    ----------    ----------    ----------    ----------
      Total ........................................           828           287          (694)         (326)           95
  Derivatives marked to market through earnings ....           404            58          (383)          (53)           26
                                                        ----------    ----------    ----------    ----------    ----------
      Total ........................................         1,232           345        (1,077)         (379)          121

Trading activities .................................         1,094           529        (1,113)         (511)           (1)

Set-off adjustments ................................        (1,833)         (674)        1,833           674             -
                                                        ----------    ----------    ----------    ----------    ----------
      Total ........................................    $      493    $      200    $     (357)   $     (216)   $      120
                                                        ==========    ==========    ==========    ==========    ==========

MARCH  31, 2004:
Non-trading activities:
  Cash flow hedges - offset to accumulated
    other comprehensive income (loss):
    Commodity ......................................    $    1,143    $      392    $     (865)   $     (430)   $      240
    Interest .......................................             -             1           (27)          (27)          (53)
                                                        ----------    ----------    ----------    ----------    ----------
      Total ........................................         1,143           393          (892)         (457)          187
  Derivatives marked to market through earnings ....           569            64          (555)          (83)           (5)
                                                        ----------    ----------    ----------    ----------    ----------
      Total ........................................         1,712           457        (1,447)         (540)          182

Trading activities .................................         1,123           574        (1,148)         (551)           (2)

Set-off adjustments ................................        (2,233)         (802)        2,233           802             -
                                                        ----------    ----------    ----------    ----------    ----------
      Total ........................................    $      602    $      229    $     (362)   $     (289)   $      180
                                                        ==========    ==========    ==========    ==========    ==========

(a) NON-TRADING DERIVATIVE ACTIVITIES.

      Pre-tax income (loss) of our non-trading derivative instruments, including non-trading energy derivatives and interest rate derivatives, both from cash flow hedge ineffectiveness and from non-trading derivative mark-to-market income and losses, for the three months ended March 31, 2003 and 2004 are as follows:

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                             -----------------------------
                                                                                 2003             2004
                                                                             ------------     ------------
                                                                                    (IN MILLIONS)
Non-trading energy derivative instruments:
    Hedge ineffectiveness (1) ..........................................     $        (12)    $          -
    Other net unrealized (losses) gains (2) ............................               (4)              21
Interest rate derivative instruments:
    Hedge ineffectiveness (1) ..........................................               (2)               -
    Other net unrealized losses (2) ....................................                -               (7)
                                                                             ------------     ------------
      Total ............................................................     $        (18)    $         14
                                                                             ============     ============

----------------

(1) For the three months ended March 31, 2003 and 2004, no component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness.

(2) Includes $0 for the three months ended March 31, 2003 and 2004, of income/losses recognized in our results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

      As of December 31, 2003 and March 31, 2004, the maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding the payment of variable interest on existing financial instruments, is nine years and eight years, respectively. As of December 31, 2003 and March 31, 2004, the maximum length of time we are hedging our exposure to the payment of variable interest rates is six years. As of March 31, 2004, we expect $75 million of gains netted in accumulated other comprehensive loss to be reclassified into net income (loss) during the period from April 1, 2004 to March 31, 2005.

(b) ENERGY TRADING ACTIVITIES.

      In March 2003, we discontinued our proprietary trading business. Trading positions taken prior to our decision to exit this business are managed solely for purposes of closing them on acceptable terms.

      During the three months ended March 31, 2003 and 2004, we recognized $92 million and $5 million in unrealized gains, which are included in trading margins in our consolidated statements of operations. During the three months ended March 31, 2003 and 2004, we did not recognize any income/loss for changes in the fair values of trading assets/liabilities due to changes in valuation techniques and assumptions.

(7) CREDIT FACILITIES AND DEBT

      The following table sets forth our debt outstanding to third parties as of December 31, 2003 and March 31, 2004:

                                                                     DECEMBER 31, 2003                    MARCH 31, 2004
                                                             ---------------------------------  -----------------------------------
                                                              WEIGHTED                           WEIGHTED
                                                               AVERAGE                            AVERAGE
                                                             CONTRACTUAL                        CONTRACTUAL
                                                              INTEREST                            INTEREST
                                                               RATE(1)   LONG-TERM  CURRENT(2)     RATE(1)    LONG-TERM   CURRENT(2)
                                                             ----------  ---------  ----------  -----------   ---------   ----------
                                                                              (IN MILLIONS, EXCEPT INTEREST RATES)
BANKING OR CREDIT FACILITIES, BONDS AND NOTES
    Reliant Energy:
      Senior secured term loans .........................         5.27%  $   1,785  $        -         5.33% $    1,785   $       -
      Senior secured revolver ...........................         5.58         183           -         6.69         155           -
      Senior secured notes - 2010 .......................         9.25         550           -         9.25         550           -
      Senior secured notes - 2013 .......................         9.50         550           -         9.50         550           -
      Convertible senior subordinated notes .............         5.00         275           -         5.00         275           -
    Orion Power Holdings and Subsidiaries:
      Orion Power Holdings senior notes .................        12.00         400           -        12.00         400           -
      Orion MidWest and Orion NY term loans .............         3.93       1,093         125         3.94       1,085          93
      Orion MidWest revolving working capital
        facility ........................................            -           -           -            -           -           -
      Orion NY revolving working capital
        facility ........................................            -           -           -            -           -           -
      Liberty credit agreement:
        Floating rate debt (3) ..........................         2.40           -          97         2.37           -          97
        Fixed rate debt (3) .............................         9.02           -         165         9.02           -         165
    PEDFA bonds for Seward plant ........................         1.27         400           -         1.09         400           -
    REMA term loans .....................................         4.19          28          14         4.22          21          14
    Reliant Energy Channelview, L.P.:
      Term loans and revolving working capital
        facility:
        Floating rate debt ..............................         2.54         283           7         2.50         281          11
        Fixed rate debt .................................         9.55          75           -         9.55          75           -
                                                                         ---------  ----------               ----------   ---------
         Total facilities, bonds and notes ..............                    5,622         408                    5,577         380
                                                                         ---------  ----------               ----------   ---------
OTHER
    Adjustment to fair value of debt (4) ................            -          58           8            -          56           8
    Adjustment to fair value of interest rate swaps (4)..            -          34          13            -          31          12
    Adjustment to fair value of debt due to warrants ....            -          (6)         (2)           -          (5)         (2)
    Other ...............................................    5.41-6.20           1           4    5.41-6.20           1           3
                                                                         ---------  ----------               ----------   ---------
         Total other debt ...............................                       87          23                       83          21
                                                                         ---------  ----------              -----------   ---------
           Total debt ...................................                $   5,709  $      431               $    5,660   $     401
                                                                         =========  ==========               ==========   =========

---------------------

(1) The weighted average contractual interest rates are for borrowings outstanding as of December 31, 2003 or March 31, 2004, as applicable.

(2) Includes amounts due within one year of the date noted and loans outstanding under revolving and working capital facilities classified as current liabilities. See sub-footnote 3 below.

(3) The entire balance outstanding under this credit agreement has been classified as current as of December 31, 2003 and March 31, 2004. Included in the outstanding amount as of December 31, 2003 and March 31, 2004, is $2 million and $4 million, respectively, of scheduled principal payments, for which no payment has been made. The scheduled principal payments totaled $2 million in each of October 2003 and January 2004. In addition, no payment has been made for the $2 million principal payment scheduled for April 2004. As interest payments due were deferred, additional interest will be charged on the past due interest amounts. Of the amount shown as current under the Liberty credit agreement, $9 million matures within 12 months of March 31, 2004. See note 12 for further discussion.

(4) Debt and interest rate swaps acquired in the Orion Power acquisition were adjusted to fair market value as of the acquisition date. "Orion Power" refers to Orion Power Holdings, Inc. (Orion Power Holdings) and its subsidiaries, unless we specify or the context indicates otherwise. Included in the adjustment to fair value of debt is $66 million and $64 million related to the Orion Power Holdings senior notes as of December 31, 2003 and March 31, 2004, respectively. Included in the adjustment to fair value of interest rate swaps is $28 million and $19 million related to the Orion Power MidWest, L.P. (Orion MidWest) and Orion Power New York, L.P. (Orion
    NY) credit facilities, respectively, as of December 31, 2003. Included in the adjustment to fair value of interest rate swaps is $26 million and $17 million related to the Orion MidWest and Orion NY credit facilities, respectively, as of March 31, 2004. Included in interest expense is amortization of $2 million and $2 million for valuation adjustments for debt and $7 million and $4 million for valuation adjustments for interest rate swaps, respectively, for the three months ended March 31, 2003 and 2004, respectively. These valuation adjustments are being amortized over the respective remaining terms of the related financial instruments.

      The following table provides a summary of the amounts owed and amounts available as of March 31, 2004, under our various committed credit facilities, bonds and notes:

                                        TOTAL                                            COMMITMENTS
                                      COMMITTED  DRAWN      LETTERS OF    UNUSED         EXPIRING BY     PRINCIPAL AMORTIZATION AND
                                       CREDIT    AMOUNT       CREDIT      AMOUNT        MARCH 31, 2005   COMMITMENT EXPIRATION DATE
                                      ---------  -------  -------------  ---------      --------------   --------------------------
                                                          (IN MILLIONS)
Reliant Energy:
    Senior secured term loans......   $   1,785  $ 1,785  $        -     $       -      $            -    March 2007
    Senior secured revolver........       2,100      155       1,010(1)        935                   -    March 2007
    Senior secured notes - 2010....         550      550           -             -                   -    July 2010
    Senior secured notes - 2013....         550      550           -             -                   -    July 2013
    Convertible senior
      subordinated notes...........         275      275           -             -                   -    August 2010
Orion Power Holdings and
  Subsidiaries:
    Orion Power Holdings senior
      notes........................         400      400           -             -                   -    May 2010
    Orion MidWest and Orion NY
      term loans...................       1,178    1,178           -             -                  28    June 2004 - October 2005
    Orion MidWest revolving
      working capital facility.....          75        -          13            62                   -    October 2005
    Orion NY revolving working
      capital facility.............          30        -           7            23                   -    October 2005
    Liberty credit agreement.......         284      262          17             5(2)                9    April 2004 - April 2026
  PEDFA bonds for Seward plant.....         400      400           -             -                   -    December 2036
  REMA term loans..................          35       35           -             -                  14    July 2004 - July 2006
  Reliant Energy Channelview, LP:
    Term loans and revolving
      working capital facility.....         377      367           -            10                   7    April 2004 - July 2024
                                      ---------  -------  -----------    ---------      --------------
         Total.....................   $   8,039  $ 5,957  $    1,047     $   1,035      $           58
                                      =========  =======  ===========    =========      ==============

------------

(1) Included in this amount is $407 million of letters of credit outstanding that support the $400 million of Pennsylvania Economic Development Financing Authority (PEDFA) bonds related to the Seward plant.

(2) This amount is currently not available to Liberty Electric PA, LLC and Liberty Electric Power, LLC. See note 12.

     As of March 31, 2004, committed credit facilities and notes aggregating $710 million were unsecured.

(8) STOCKHOLDERS' EQUITY

(a) COMMON STOCK ACTIVITY.

      The following table describes our common stock activity for the indicated periods:

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                             -----------------------------
                                                                                 2003             2004
                                                                             ------------     ------------
                                                                                 (SHARES IN THOUSANDS)
Shares of common stock outstanding, net of treasury
  stock, beginning of period ...........................................          290,605          294,592
Shares issued to employees under our employee stock
  purchase plan ........................................................              718              764
Shares issued to our savings plans .....................................              726                5
Shares issued under our long-term incentive plans ......................               83              290
                                                                             ------------     ------------
Shares of common stock outstanding, net of treasury
  stock, end of period .................................................          292,132          295,651
                                                                             ============     ============

(b) TREASURY STOCK ISSUANCES AND TRANSFERS.

      The following table describes the changes in the number of shares of our treasury stock for the indicated periods:

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                             -----------------------------
                                                                                 2003             2004
                                                                             ------------     ------------
                                                                                 (SHARES IN THOUSANDS)
Shares of treasury stock, beginning of period ..........................            9,199            5,212
Shares of treasury stock issued to employees under our
  employee stock purchase plan .........................................             (718)            (764)
Shares of treasury stock issued to our savings plans ...................             (726)              (5)
Shares of treasury stock issued under our long-term
  incentive plans ......................................................              (83)            (290)
                                                                             ------------     ------------
Shares of treasury stock, end of period ................................            7,672            4,153
                                                                             ============     ============

(c) EQUITY CONTRIBUTIONS.

      During the three months ended March 31, 2003, CenterPoint Energy, Inc. and its consolidated subsidiaries (CenterPoint) made equity contributions to us of $45 million. The contributions in 2003 primarily related to the non-cash conversion to equity of accounts payable to CenterPoint.

(9) EARNINGS PER SHARE

      The following table presents our basic and diluted weighted average shares outstanding:

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                             -----------------------------
                                                                                 2003             2004
                                                                             ------------     ------------
                                                                                 (SHARES IN THOUSANDS)
Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding ....................................          291,438          296,067
  Plus: Incremental shares from assumed conversions:
    Stock options ......................................................                -                -
    Restricted stock and performance-based shares ......................                -                -
    Employee stock purchase plan .......................................                -                -
    5.00% convertible senior subordinated notes ........................                -                -
    Warrants ...........................................................                -                -
                                                                             ------------     ------------
  Weighted average shares assuming dilution ............................          291,438          296,067
                                                                             ============     ============

      For the three months ended March 31, 2003 and 2004, as we incurred a loss from continuing operations, no potentially dilutive shares are included in the computation of diluted EPS as such shares would be anti-dilutive. The computation of diluted EPS excludes incremental shares in the following amounts from assumed conversions:

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                             -----------------------------
                                                                                 2003             2004
                                                                             ------------     ------------
                                                                                 (SHARES IN THOUSANDS)
Stock options ..........................................................              38(1)          1,619(2)
                                                                             ============     ============
Restricted stock and performance-based shares ..........................              894            1,431
                                                                             ============     ============
Employee stock purchase plan ...........................................              174               41
                                                                             ============     ============
5.00% convertible senior subordinated notes (3) ........................                -           28,823(4)
                                                                             ============     ============
Warrants ...............................................................                -            2,681
                                                                             ============     ============

-----------------

(1) For the three months ended March 31, 2003, the incremental shares from assumed conversions exclude purchase options for 18,617,447 shares of common stock that have an exercise price (ranging from $4.01 to $34.03 per share) greater than or equal to the average market price ($3.97 per share) and would thus be anti-dilutive if exercised.

(2) For the three months ended March 31, 2004, the incremental shares from assumed conversions exclude purchase options for 13,362,313 shares of common stock that have an exercise price (ranging from $7.74 to $34.03 per share) greater than or equal to the average market price ($7.73 per share) and would thus be anti-dilutive if exercised.

(3)  These notes were issued in June and July 2003.

(4) If we had recorded income from continuing operations for the three months ended March 31, 2004, for purposes of calculating diluted EPS, we would have increased our income from continuing operations by $2 million as it relates to the assumed conversions for our convertible senior subordinated notes.

(10) COMMITMENTS

(a) PAYMENT TO CENTERPOINT IN 2004.

      Under the Texas electric restructuring law, we will be required to make a payment to CenterPoint estimated to be due in the third quarter of 2004 related to residential customers. We recognized $128 million (pre-tax) in the third and fourth quarters of 2002, $47 million (pre-tax) in the first quarter of 2003 and $2 million (pre-tax) in the first quarter of 2004 for a total accrual and estimated payment of $177 million as of March 31, 2004.

(b) GUARANTEES.

      We have guaranteed, in the event CenterPoint becomes insolvent, certain non-qualified benefits of CenterPoint's existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under this guarantee was approximately $57 million and $60 million as of December 31, 2003 and March 31, 2004, respectively. There are no assets held as collateral. We have recorded no liability in our consolidated balance sheet as of December 31, 2003 or March 31, 2004 for this guarantee. We believe the likelihood that we would be required to perform or otherwise incur any significant losses associated with this guarantee is remote.

      We routinely enter into contracts that include indemnification and guarantee provisions. Examples of these contracts include purchase and sale agreements, commodity purchase and sale agreements, operating agreements, service agreements, lease agreements, procurement agreements and certain debt agreements. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. In the case of commodity purchase and sale agreements, generally damages are limited through liquidated damages clauses whereby the parties agree to establish damages as the costs of covering any breached performance obligations. In the case of debt agreements, we generally indemnify against liabilities that arise from the preparation, entry into, administration or enforcement of the agreement. We are unable to estimate our maximum potential amount under these provisions unless and until an event triggering payment under these provisions occurs. However, based on current information, we consider the likelihood of making any material payments under these provisions to be remote.

(11) CONTINGENCIES

(a) LEGAL AND ENVIRONMENTAL MATTERS.

      For information regarding legal proceedings and environmental matters, see note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, which, as updated herein, is incorporated by reference.

      Indictment of Reliant Energy Services, Inc. On April 8, 2004, we were notified that a federal grand jury in San Francisco, California had returned an indictment against one of our subsidiaries, Reliant Energy Services, Inc. (Reliant Energy Services), as well as two former and two current employees of Reliant Energy Services, on charges related to an alleged violation of the Commodity Exchange Act and related wire fraud and conspiracy charges. The indictment is based on allegations that Reliant Energy Services engaged in price manipulation by curtailing electricity generation in California on two days in June 2000. Reliant Energy Services is the subsidiary of Reliant Energy responsible for purchasing fuel for and marketing the power produced by our generation facilities and acquiring some of our retail electric supply. We believe the actions that are the subject of the indictment were not in violation of laws, tariffs or regulations in effect at the time. We intend to contest these charges vigorously. We do not believe that this action will have any material adverse impact on our results of operations, financial position and cash flows. In addition, we do not believe that this proceeding will have any material adverse impact on our ongoing business operations, including any impact on credit or debt agreements; the wholesale license held by our operating subsidiary, Reliant Energy Services; the retail and wholesale licenses held by other subsidiaries; or contracts and agreements to which Reliant Energy Services is a party.

      Shareholder Derivative Actions. In April 2004, a Texas Court granted a motion for summary judgment dismissing the previously disclosed shareholder derivative lawsuit filed against our directors and independent auditors in the 269th Judicial District, Harris County, Texas.

(b) CALIFORNIA ENERGY SALES CREDIT AND REFUND PROVISIONS.

      We have recorded receivables from the California Independent System Operator (Cal ISO) and the California Power Exchange (Cal PX) relating to power sales into the markets run by the Cal ISO and the Cal PX. The receivables relate to the period between the fourth quarter of 2000 and June 2001. For additional information, see note 15(b) to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

      We are a party to a refund proceeding initiated by the Federal Energy Regulatory Commission (FERC) in 2001 regarding wholesale electricity prices that we charged in California from October 2, 2000 through June 20, 2001. Based on the most recent refund methodology adopted by the FERC with respect to these receivables, we currently estimate our refund obligation to be $81 million. However, the estimated reasonably possible range of refunds, depending on possible interpretations of the FERC's order, varies from $81 million to $210 million for the designated energy sales in California.

      We have adjusted these receivables to take into account (a) the expected refund obligation, (b) a credit reserve (as of December 31, 2003) and (c) interest accrued on the receivables. The adjustments are as follows:

                                                                         DECEMBER 31, 2003    MARCH 31, 2004
                                                                         -----------------    --------------
                                                                                    (IN MILLIONS)
Accounts receivable related to the period from October 2000 through
  June 2001, excluding estimated refund obligation...................... $             283    $          279
Estimated refund obligation.............................................               (81)              (81)(1)
Credit reserve..........................................................               (21)                -
Interest receivable.....................................................                18                19
                                                                         -----------------    --------------
  Accounts receivable, net.............................................. $             199    $          217
                                                                         =================    ==============

-----------------

(1) We will continue to assess the exposure to loss based on further developments in the FERC refund proceeding and will adjust the refund obligation to reflect the impact of such developments in the periods in which they occur.

      During the three months ended March 31, 2003 and 2004, we adjusted our estimated refund obligation and credit reserve (netted in revenues) and interest income (recorded in interest income) related to energy sales in California as follows (income (loss)):

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                             ------------     ------------
                                                                                 2003             2004
                                                                             ------------     ------------
                                                                                     (IN MILLIONS)
Estimated refund obligation ............................................     $         87     $          -
Credit reserve .........................................................              (12)              21(1)
Interest receivable ....................................................                9                1
                                                                             ------------     ------------
  Pre-tax impact on loss ...............................................     $         84     $         22
                                                                             ============     ============

----------------------

(1) During the three months ended March 31, 2004, we reversed the credit reserve, which was related to Pacific Gas and Electric Company (PG&E), a purchaser of power in the Cal ISO and Cal PX markets in 2000 and 2001, due to PG&E funding its obligations into an escrow account pursuant to a bankruptcy order and its emergence from bankruptcy. As of March 31, 2004, we believe that the gross accounts receivable are fully collectible, subject to the refund obligation discussed above.

(12) LIBERTY GENERATING STATION

      Default Under Non-Recourse Financing Agreement. Liberty Electric Power, LLC (Liberty Power) is a wholly-owned subsidiary of Liberty Electric PA, LLC (Liberty Electric), which is an indirect wholly-owned subsidiary of Orion Power Holdings. Liberty Power and Liberty Electric are collectively referred to as "Liberty." Liberty owns a 530 megawatt combined cycle gas fired power generation facility (the Liberty generating station). Liberty financed the construction costs of the Liberty generating station with borrowings under a credit agreement of which $262 million (in principal) is outstanding as of March 31, 2004. Borrowings under the credit agreement, which are non-recourse to Reliant Energy and its affiliates (other than Liberty), are secured solely by the assets of the Liberty generating station and by the ownership interest in Liberty. For additional information, see notes 9(a) and 15(c) to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

      As of May 3, 2004, Liberty is in default under its credit agreement, including its obligation to make $6 million in principal payments and $14 million in interest payments. We have classified the debt as a current liability.

      We do not intend to make additional capital contributions to Liberty and have initiated discussions with Liberty's lenders regarding a possible arrangement that would result in a transfer of ownership of Liberty to the lenders or foreclosure. Although, to date, Liberty's lenders have not foreclosed on their security interests in Liberty's assets or in the ownership of Liberty, we would not expect the lenders to continue to refrain from exercising such rights indefinitely.

      Liberty's defaults under its credit agreement do not constitute an event of default under any other debt agreement of Reliant Energy or its affiliates. In addition, the exercise of the lenders foreclosure remedies with respect to Liberty, or the transfer of ownership of Liberty to the lenders, would not constitute an event of default under any of these debt agreements.

      At December 31, 2003 and March 31, 2004, we evaluated the Liberty generating station and its related intangible asset for impairment. Based on our analyses, there were no impairments at that time. However, if the lenders exercise their default remedies and/or we enter into a transfer arrangement, we will incur a pre-tax loss of an amount up to our recorded net book value, including the non-recourse debt obligations, with the potential of an additional loss due to an impairment of goodwill allocable to Liberty. As of March 31, 2004, the consolidated net book value of Liberty Electric was $342 million, excluding the non-recourse debt obligations of $262 million, resulting in a net amount of $80 million.

      Tolling Agreement Litigation. In July 2003, NEGT Energy Trading-Power, L.P. (ET Power), the counterparty to the tolling agreement under which Liberty sold the generation output of the Liberty generating station, filed for bankruptcy. In connection with the bankruptcy proceeding, ET Power terminated the tolling agreement. National Energy & Gas Transmission, Inc. (NEGT), which is a debtor in the bankruptcy proceeding, and Gas Transmission Northwest Corporation (GTN), which is not a debtor in the bankruptcy proceeding, have each guaranteed ET Power's obligations under the tolling agreement. The liability of each guarantor is capped at $140 million and the combined liability of the guarantors is also capped at $140 million. Following the termination of the tolling agreement, Liberty submitted a termination invoice to ET Power of $177 million.

      In September 2003, Liberty sued GTN in federal court in Texas seeking payment of $140 million (the maximum amount of its guarantee) out of the $177 million termination claim. Subsequently, ET Power countersued Liberty in bankruptcy court seeking to collect a $108 million termination payment under the tolling agreement. Liberty's obligations under the tolling agreement are secured by a $35 million letter of credit issued under the senior secured revolver of Reliant Energy. If the letter of credit were to be drawn, Reliant Energy would be required to reimburse the issuing bank and may have an unsecured claim for reimbursement against Liberty.

      In April 2004, the parties commenced arbitration proceedings over the disputed termination payment. Liberty submitted its arbitration claim for $159 million plus costs, fees and interest. Pending the conclusion of the arbitration, Liberty has agreed to stay its litigation against GTN. We are not able to predict the ultimate outcome of the arbitration and related litigation. If, however, Liberty recovers the termination amount, the credit agreement requires that such amounts be used to pay down principal and interest under the Liberty credit agreement. Under United States and Pennsylvania tax laws, the receipt of a termination payment by Liberty will likely be deemed taxable income to Reliant Energy and its other affiliates even though the proceeds are required to pay down debt to the lenders.

(13) RECEIVABLES FACILITY

      We have a receivables facility arrangement with financial institutions to sell an undivided interest in certain of our accounts receivable from our retail business under which the financial institutions can invest a maximum of $350 million for their interests in eligible receivables. This transaction is accounted for as a sale of receivables and, as a result, the related receivables are excluded from our consolidated balance sheets.

      The following table details the outstanding receivables that have been sold and the corresponding notes receivable from the Qualified Special Purpose Entity (QSPE), which have been reflected in our consolidated balance sheets:

                                                                             DECEMBER 31, 2003      MARCH 31, 2004
                                                                             -----------------     -----------------
                                                                                         (IN MILLIONS)
Accounts receivable sold ...............................................     $             528     $             467
Notes receivable from QSPE .............................................                  (394)                 (289)
Equity contributed to QSPE .............................................                   (16)                  (14)
                                                                             -----------------     -----------------
  Funding outstanding ..................................................     $             118     $             164
                                                                             =================     =================

      We service the receivables and receive a fee of 0.5% and 0.4% of cash collected for the three months ended March 31, 2003 and 2004, respectively. The following table details the servicing fee income and costs associated with the sale of receivables:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------------
                                                                                  2003                  2004
                                                                             -----------------     -----------------
                                                                                          (IN MILLIONS)
Servicing fee income ...................................................     $               3     $               5
Interest income ........................................................                     2                     3
Loss on sale of receivables ............................................                    (4)                   (9)
                                                                             -----------------     -----------------
  Net ..................................................................     $               1     $              (1)
                                                                             =================     =================

      The amount of funding available to us under the receivables facility fluctuates based on the amount of eligible receivables available and by the performance of the receivables portfolio. The following table details the maximum amount under the receivables facility and the amount of funding outstanding as of each date indicated:

                                                                             DECEMBER 31, 2003      MARCH 31, 2004
                                                                             -----------------     -----------------
                                                                                         (IN MILLIONS)
Maximum amount under the receivables facility ..........................     $             350     $             350
Funding outstanding ....................................................                  (118)                 (164)
                                                                             -----------------     -----------------
  Unused and unavailable amount ........................................     $             232     $             186
                                                                             =================     =================

      Prior to their sale, the book value of the accounts receivable is offset by the amount of the allowance for doubtful accounts and customer security deposits. In calculating the loss on sale for the three months ended March 31, 2003 and 2004, an average discount rate of 5.03% and 7.65%, respectively, was applied to projected cash collections over a 6-month period. Our collection experience indicates that we can expect 98% of the accounts receivable to be collected within a 6-month period.

      The receivables facility expires on September 28, 2004. If the receivables facility is not renewed on its termination date, the collections from the receivables purchased will repay the financial institutions' investment and no new receivables will be purchased under the receivables facility.

(14) SUPPLEMENTAL GUARANTOR INFORMATION

      For the two issuances of senior secured notes in July 2003 totaling $1.1 billion, our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, (b) limited guarantors or (c) non-guarantors.

      The primary full and unconditional guarantors of these senior secured notes are: Reliant Energy Aurora, LP; Reliant Energy Capital (Europe), Inc.
(RECE) (effective February 2004); Reliant Energy Choctaw County, LLC; Reliant Energy Coolwater, Inc.; Reliant Energy Electric Solutions, LLC; Reliant Energy Europe, Inc. (REE) (effective February 2004); Reliant Energy Northeast Holdings, Inc.; Reliant Energy Ormond Beach, Inc.; Reliant Energy Power Generation, Inc.; Reliant Energy Retail Holdings, LLC; Reliant Energy Retail Services, LLC; Reliant Energy Services and Reliant Energy Solutions, LLC.

      Orion Power Holdings is the only limited guarantor of these senior secured notes and its guarantee of both the March 2003 credit facilities and the senior secured notes is limited to approximately $1.1 billion.

      The primary non-guarantors of these senior secured notes are: Astoria Generating Company, LP; Erie Boulevard Hydropower, LP; Liberty Electric; Liberty Power; Orion Power Capital, LLC (Orion Capital); Orion MidWest; Orion Power MidWest LP, LLC; Orion NY; Orion Power New York LP, LLC; Reliant Energy Channelview, L.P. (Channelview); Reliant Energy Trading & Marketing, B.V. (sold in December 2003); Reliant Energy Mid-Atlantic Power Holdings, LLC and its subsidiaries (REMA); Reliant Energy New Jersey Holdings, LLC; Reliant Energy Power Generation Benelux, N.V. (sold in December 2003) and Reliant Energy Europe B.V. (sold in December 2003). All subsidiaries of Orion Power Holdings are non-guarantors. Effective February 2004, after the sale of our European energy operations, the following entities formerly classified as non-guarantors, became full and unconditional guarantors: RECE and REE. No adjustments to the disclosures for 2003 were made for this change. The change has been made prospectively beginning in 2004.

      Each of Astoria Generating Company, L.P., Carr Street Generating Station, LP, Erie Boulevard Hydropower, LP, Orion Capital, Orion MidWest, Orion Power MidWest LP, LLC, Orion Power MidWest GP, Inc., Orion NY, Orion Power New York LP, LLC, Orion Power New York GP, Inc. and Twelvepole Creek, LLC is a separate legal entity and has its own assets.

      The following condensed consolidating financial information presents supplemental information as of December 31, 2003 and March 31, 2004 and for the three months ended March 31, 2003 and 2004:

Condensed Consolidating Statements of Operations.

                                                          THREE MONTHS ENDED MARCH 31, 2003
                                                     --------------------------------------------
                                                                                    ORION POWER
                                                     RELIANT ENERGY   GUARANTORS      HOLDINGS
                                                     --------------   ----------    -----------
                                                                        (IN MILLIONS)
Revenues .........................................   $            -   $    2,153    $         -
Trading margins ..................................                -          (83)             -
                                                     --------------   ----------    -----------
  Total ..........................................                -        2,070              -
                                                     --------------   ----------    -----------
Fuel and cost of gas sold ........................                -          197              -
Purchased power ..................................                -        1,708              -
Accrual for payment to CenterPoint
  Energy, Inc. ...................................                -           47              -
Operation and maintenance ........................                -           88              -
General and administrative .......................                2           67              -
Depreciation and amortization ....................                5           31              -
                                                     --------------   ----------    -----------
  Total ..........................................                7        2,138              -
                                                     --------------   ----------    -----------
Operating (loss) income ..........................               (7)         (68)             -
                                                     --------------   ----------    -----------
Gains from investments, net ......................                -            1              -
Loss of equity investments .......................                -           (1)             -
(Loss) income of equity investments of
  consolidated subsidiaries ......................             (436)        (379)            17
Loss on sale of receivables ......................                -           (4)             -
Other, net .......................................                -            -              -
Interest expense

                                                                (53)          (1)           (10)
Interest income ..................................                1           12              -
Interest income (expense) - affiliated
  companies, net
                                                                 41          (12)             -
                                                     --------------   ----------    -----------
  Total other (expense) income ...................             (447)        (384)             7
                                                     --------------   ----------    -----------
(Loss) income from continuing operations .........             (454)        (452)             7
  before income taxes
Income tax (benefit) expense .....................               (3)         (24)            (3)
                                                     --------------   ----------    -----------
(Loss) income from continuing operations .........             (451)        (428)            10
                                                     --------------   ----------    -----------
(Loss) income from discontinued operations .......               (1)          38              -
  before income taxes
Income tax expense ...............................                -           13              -
                                                     --------------   ----------    -----------
(Loss) income from discontinued operations .......               (1)          25              -
                                                     --------------   ----------    -----------
(Loss) income before cumulative effect of ........             (452)        (403)            10
  accounting changes
Cumulative effect of accounting
  changes, net of tax ............................                -          (43)             -
                                                     --------------   ----------    -----------
Net (loss) income ................................   $         (452)  $     (446)   $        10
                                                     ==============   ==========    ===========

                                                           THREE MONTHS ENDED MARCH 31, 2003
                                                     --------------------------------------------
                                                        NON-
                                                     GUARANTORS   ADJUSTMENTS(1)    CONSOLIDATED
                                                     ----------   --------------   --------------
(IN MILLIONS)
Revenues .........................................   $      566   $         (178)  $        2,541
Trading margins ..................................            -                -              (83)
                                                     ----------   --------------   --------------
  Total ..........................................          566             (178)           2,458
                                                     ----------   --------------   --------------
Fuel and cost of gas sold ........................          253             (105)             345
Purchased power ..................................           12              (73)           1,647
Accrual for payment to CenterPoint
  Energy, Inc. ...................................            -                -               47
Operation and maintenance ........................          137                -              225
General and administrative .......................           26                -               95
Depreciation and amortization ....................           52                -               88
                                                     ----------   --------------   --------------
  Total ..........................................          480             (178)           2,447
                                                     ----------   --------------   --------------
Operating (loss) income ..........................           86                -               11
                                                     ----------   --------------   --------------
Gains from investments, net ......................            -                -                1
Loss of equity investments .......................            -                -               (1)
(Loss) income of equity investments of
  consolidated subsidiaries ......................            -              798                -
Loss on sale of receivables ......................            -                -               (4)
Other, net .......................................            1                -                1
Interest expense

                                                            (33)               -              (97)
Interest income ..................................            1                -               14
Interest income (expense) - affiliated
  companies, net
                                                            (29)               -                -
                                                     ----------   --------------   --------------
  Total other (expense) income ...................          (60)             798              (86)
                                                     ----------   --------------   --------------
(Loss) income from continuing operations .........           26              798              (75)
  before income taxes
Income tax (benefit) expense .....................            7                -              (23)
                                                     ----------   --------------   --------------
(Loss) income from continuing operations .........           19              798              (52)
                                                     ----------   --------------   --------------
(Loss) income from discontinued operations .......         (397)               -             (360)
  before income taxes
Income tax expense ...............................            2                -               15
                                                     ----------   --------------   --------------
(Loss) income from discontinued operations .......         (399)               -             (375)
                                                     ----------   --------------   --------------
(Loss) income before cumulative effect of ........         (380)             798             (427)
  accounting changes
Cumulative effect of accounting
  changes, net of tax ............................           18                -              (25)
                                                     ----------   --------------   --------------
Net (loss) income ................................   $     (362)  $          798   $         (452)
                                                     ==========   ==============   ==============

                                                                       THREE MONTHS ENDED MARCH 31, 2004
                                                -------------------------------------------------------------------------------
                                                RELIANT                ORION POWER      NON-
                                                ENERGY    GUARANTORS     HOLDINGS    GUARANTORS   ADJUSTMENTS(1)   CONSOLIDATED
                                                -------   ----------   -----------   ----------   --------------   ------------
                                                                                 (IN MILLIONS)
Revenues......................................  $     -   $    1,414   $         -   $      573   $         (254)  $      1,733
Trading margins...............................        -            6             -           (3)               -              3
                                                -------   ----------   -----------   ----------   --------------   ------------
  Total.......................................        -        1,420             -          570             (254)         1,736
                                                -------   ----------   -----------   ----------   --------------   ------------
Fuel and cost of gas sold.....................        -          106             -          247             (103)           250
Purchased power...............................        -        1,093             -           57             (151)           999
Accrual for payment to CenterPoint Energy,
  Inc.                                                -            2             -            -                -              2
Operation and maintenance.....................        -          101             -          149                -            250
General and administrative....................        -           52             -           28                -             80
Depreciation and amortization.................        -           47             -           71                -            118
                                                -------   ----------   -----------   ----------   --------------   ------------
  Total.......................................        -        1,401             -          552             (254)         1,699
                                                -------   ----------   -----------   ----------   --------------   ------------
Operating income..............................        -           19             -           18                -             37
                                                -------   ----------   -----------   ----------   --------------   ------------
Loss of equity investments....................        -           (1)            -            -                -             (1)
(Loss) income of equity investments of
  consolidated subsidiaries...................      (10)         (16)            3            -               23              -
Loss on sale of receivables...................        -           (9)            -            -                -             (9)
Other, net....................................        -            -             -            6                -              6
Interest expense.............................       (71)          (8)          (11)         (33)              13           (110)
Interest income...............................        -            4             -            1                -              5
Interest income (expense)- affiliated
  companies, net..............................       31           (2)            -          (16)             (13)             -
                                                -------   ----------   -----------   ----------   --------------   ------------
  Total other expense.........................      (50)         (32)           (8)         (42)              23           (109)
                                                -------   ----------   -----------   ----------   --------------   ------------
Loss from continuing operations before income
  income taxes................................      (50)         (13)           (8)         (24)              23            (72)
Income tax benefit............................      (12)           -            (4)         (11)               -            (27)
                                                -------   ----------   -----------   ----------   --------------   ------------
Loss from continuing operations...............      (38)         (13)           (4)         (13)              23            (45)
                                                -------   ----------   -----------   ----------   --------------   ------------
Income from discontinued operations...........        -            -             -            -                -              -
                                                -------   ----------   -----------   ----------   --------------   ------------
Loss before cumulative effect of accounting
  change......................................      (38)         (13)           (4)         (13)              23            (45)
Cumulative effect of accounting change, net
  of tax......................................        -            7             -            -                -              7
                                                -------   ----------   -----------   ----------   --------------   ------------
Net loss......................................  $   (38)  $       (6)           (4)         (13)  $           23   $        (38)
                                                =======   ==========   ===========   ==========   ==============   ============

-------------

(1) These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

                                                                                 DECEMBER 31, 2003
                                                  -------------------------------------------------------------------------------
                                                  RELIANT                ORION POWER      NON-
                                                  ENERGY    GUARANTORS     HOLDINGS    GUARANTORS   ADJUSTMENTS(1)   CONSOLIDATED
                                                  -------   ----------   -----------   ----------   --------------   ------------
                                                                                   (IN MILLIONS)
                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.....................  $    23   $       64   $        10   $       50   $            -   $        147
  Restricted cash...............................        7            -            23          221                -            251
  Accounts and notes receivable, principally
  customer, net.................................       83          933            22          157                -          1,195
  Accounts and notes receivable - affiliated
  companies.....................................      421          546             -          257           (1,224)             -
  Inventory.....................................        -          109             -          160                -            269
  Trading and derivative assets.................        -          372             -          121                -            493
  Other current assets..........................        8          218             3          105                -            334
                                                  -------   ----------   -----------   ----------   --------------   ------------
      Total current assets......................      542        2,242            58        1,071           (1,224)         2,689
                                                  -------   ----------   -----------   ----------   --------------   ------------
Property, plant and equipment, gross............        -        3,943             1        5,307                -          9,251
Accumulated depreciation........................        -         (348)            -         (376)               -           (724)
                                                  -------   ----------   -----------   ----------   --------------   ------------
PROPERTY, PLANT AND EQUIPMENT, NET..............        -        3,595             1        4,931                -          8,527
                                                  -------   ----------   -----------   ----------   --------------   ------------
OTHER ASSETS:

  Goodwill, net.................................        -           84             -          399                -            483
  Other intangibles, net........................        -          127             -          592                -            719
  Notes receivable - affiliated companies.......    1,960          685             -           44           (2,689)             -
  Equity investments............................        -           95             -            -                -             95
  Equity investments in consolidated
subsidiaries....................................    5,178          275         2,821            -           (8,274)             -
  Trading and derivative assets.................        3          170             -           27                -            200
  Restricted cash...............................        -            -             -           37                -             37
  Other long-term assets........................      139          139            26          279              (25)           558
                                                  -------   ----------   -----------   ----------   --------------   ------------
      Total other assets........................    7,280        1,575         2,847        1,378          (10,988)         2,092
                                                  -------   ----------   -----------   ----------   --------------   ------------
      TOTAL ASSETS..............................  $ 7,822   $    7,412   $     2,906   $    7,380   $      (12,212)  $     13,308
                                                  =======   ==========   ===========   ==========   ==============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and
    short-term borrowings.......................  $    (2)  $        4   $         8   $      421   $            -   $        431
  Accounts payable, principally trade...........        5          444             -           68                -            517
  Accounts and notes payable - affiliated
    companies...................................        -          604             8          656           (1,268)             -
  Trading and derivative liabilities............        -          236             -          121                -            357
  Accrual for payment to CenterPoint
    Energy,Inc. ................................        -          175             -            -                -            175
  Other current liabilities.....................       76          367            13           62                -            518
                                                  -------   ----------   -----------   ----------   --------------   ------------
      Total current liabilities.................       79        1,830            29        1,328           (1,268)         1,998
                                                  -------   ----------   -----------   ----------   --------------   ------------
OTHER LIABILITIES:
  Notes payable - affiliated companies..........        -        1,970             -          675           (2,645)             -
  Trading and derivative liabilities............        -          152             -           64                -            216
  Other long-term liabilities...................       33          297             4          704              (25)         1,013
                                                  -------   ----------   -----------   ----------   --------------   ------------
      Total other liabilities...................       33        2,419             4        1,443           (2,670)         1,229
                                                  -------   ----------   -----------   ----------   --------------   ------------
LONG-TERM DEBT..................................    3,338          400           458        1,513                -          5,709
                                                  -------   ----------   -----------   ----------   --------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY............................    4,372        2,763         2,415        3,096           (8,274)         4,372
                                                  -------   ----------   -----------   ----------   --------------   ------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY................................  $ 7,822   $    7,412   $     2,906   $    7,380   $      (12,212)  $     13,308
                                                  =======   ==========   ===========   ==========   ==============   ============

                                                                                               MARCH 31, 2004
                                                                   -----------------------------------------------------------------
                                                                     RELIANT                         ORION POWER          NON-
                                                                     ENERGY           GUARANTORS       HOLDINGS         GUARANTORS
                                                                   ------------      ------------    ------------      ------------
                                                                                                (IN MILLIONS)
                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..................................     $         24      $         49    $         17      $         27
   Restricted cash............................................                7                 -              17               205
   Accounts and notes receivable, principally customer, net...                -               586              20               160
   Accounts and notes receivable - affiliated companies.......              557               522               -               208
   Inventory..................................................                -               100               -               142
   Trading and derivative assets..............................                -               450               -               152
   Other current assets.......................................                9               284               4               110
                                                                   ------------      ------------    ------------      ------------
        Total current assets..................................              597             1,991              58             1,004
                                                                   ------------      ------------    ------------      ------------
Property, plant and equipment, gross..........................                -             3,999               1             5,305
Accumulated depreciation......................................                -              (393)              -              (420)
                                                                   ------------      ------------    ------------      ------------
PROPERTY, PLANT AND EQUIPMENT, NET............................                -             3,606               1             4,885
                                                                   ------------      ------------    ------------      ------------
OTHER ASSETS:
   Goodwill, net .............................................                -                84               -               399
   Other intangibles, net.....................................                -               145               -               603
   Notes receivable - affiliated companies....................            1,819               688               -                44
   Equity investments.........................................                -                93               -                 -
   Equity investments in consolidated subsidiaries............            5,231               259           2,873                 -
   Trading and derivative assets..............................                1               172               -                56
   Restricted cash............................................                -                 -               -                37
   Other long-term assets.....................................              133               367              29               288
                                                                   ------------      ------------    ------------      ------------
        Total other assets....................................            7,184             1,808           2,902             1,427
                                                                   ------------      ------------    ------------      ------------
        TOTAL ASSETS..........................................     $      7,781      $      7,405    $      2,961      $      7,316
                                                                   ============      ============    ============      ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt and short-term
     borrowings...............................................     $         (2)     $          3    $          8      $        392
   Accounts payable, principally trade........................                4               448               -                53
   Accounts and notes payable - affiliated companies..........                -               717               7               608
   Trading and derivative liabilities.........................                -               210               -               152
   Accrual for payment to CenterPoint Energy, Inc.............                -               177               -                 -
   Other current liabilities..................................               49               350              25                57
                                                                   ------------      ------------    ------------      ------------
        Total current liabilities.............................               51             1,905              40             1,262
                                                                   ------------      ------------    ------------      ------------
OTHER LIABILITIES:
   Notes payable - affiliated companies.......................                -             1,829               -               677
   Trading and derivative liabilities.........................                -               167               -               122
   Other long-term liabilities................................               45               335               4               629
                                                                   ------------      ------------    ------------      ------------
        Total other liabilities...............................               45             2,331               4             1,428
                                                                   ------------      ------------    ------------      ------------
LONG-TERM DEBT................................................            3,311               400             455             1,494
                                                                   ------------      ------------    ------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY..........................................            4,374             2,769           2,462             3,132
                                                                   ------------      ------------    ------------      ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........     $      7,781      $      7,405    $      2,961      $      7,316
                                                                   ============      ============    ============      ============

                                                                                MARCH 31, 2004
                                                                      ---------------------------------
                                                                       ADJUSTMENTS (1)     CONSOLIDATED
                                                                       ---------------     ------------
                                                                                 (IN MILLIONS)
                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..................................         $            -      $        117
   Restricted cash............................................                      -               229
   Accounts and notes receivable, principally customer, net...                    (18)              748
   Accounts and notes receivable - affiliated companies.......                 (1,287)                -
   Inventory..................................................                      -               242
   Trading and derivative assets..............................                      -               602
   Other current assets.......................................                      -               407
                                                                       --------------      ------------
        Total current assets..................................                 (1,305)            2,345
                                                                       --------------      ------------
Property, plant and equipment, gross..........................                      -             9,305
Accumulated depreciation......................................                      -              (813)
                                                                       --------------      ------------
PROPERTY, PLANT AND EQUIPMENT, NET............................                      -             8,492
                                                                       --------------      ------------
OTHER ASSETS:
   Goodwill, net .............................................                      -               483
   Other intangibles, net.....................................                      -               748
   Notes receivable - affiliated companies....................                 (2,551)                -
   Equity investments.........................................                      -                93
   Equity investments in consolidated subsidiaries............                 (8,363)                -
   Trading and derivative assets..............................                      -               229
   Restricted cash............................................                      -                37
   Other long-term assets.....................................                    (40)              777
                                                                       --------------      ------------
        Total other assets....................................                (10,954)            2,367
                                                                       --------------      ------------
        TOTAL ASSETS..........................................         $      (12,259)     $     13,204
                                                                       ==============      ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt and short-term
     borrowings...............................................         $            -      $        401
   Accounts payable, principally trade........................                      -               505
   Accounts and notes payable - affiliated companies..........                 (1,332)                -
   Trading and derivative liabilities.........................                      -               362
   Accrual for payment to CenterPoint Energy, Inc.............                      -               177
   Other current liabilities..................................                    (18)              463
                                                                       --------------      ------------
        Total current liabilities.............................                 (1,350)            1,908
                                                                       --------------      ------------
OTHER LIABILITIES:
   Notes payable - affiliated companies.......................                 (2,506)                -
   Trading and derivative liabilities.........................                      -               289
   Other long-term liabilities................................                    (40)              973
                                                                       --------------      ------------
        Total other liabilities...............................                 (2,546)            1,262
                                                                       --------------      ------------
LONG-TERM DEBT................................................                      -             5,660
                                                                       --------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY..........................................                 (8,363)            4,374
                                                                       --------------      ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........         $      (12,259)     $      13,204
                                                                       ==============      =============

----------
(1) These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

                                                                  THREE MONTHS ENDED MARCH 31, 2003
                                                        ----------------------------------------------------
                                                                                    ORION POWER     NON-
                                                        RELIANT ENERGY  GUARANTORS    HOLDINGS   GUARANTORS
                                                        --------------  ----------    --------   ----------
                                                                            (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash (used in) provided by continuing
     operations from operating activities.............  $        (145)  $     (97)   $      12    $     (2)
   Net cash (used in) provided by discontinued
     operations from operating activities.............             (4)          4            -           5
                                                        -------------   ---------    ---------    --------
   Net cash (used in) provided by operating
     activities.......................................           (149)        (93)          12           3
                                                        -------------   ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...............................             (8)       (161)           -         (20)
   Investments in and distributions from
     subsidiaries, net and Reliant Energy's advances
     to and distributions from its wholly-owned
     subsidiaries, net (2)............................            (62)          -            -           -
                                                        -------------   ---------    ---------    --------
     Net cash used in continuing operations from
        investing activities..........................            (70)       (161)           -         (20)
     Net cash used in discontinued operations from
        investing activities..........................              -           -            -          (1)
                                                        -------------   ---------    ---------    --------
     Net cash used in investing activities............            (70)       (161)           -         (21)
                                                        -------------   ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt.......................              -          95            -           -
   Payments of long-term debt.........................              -          (1)           -         (11)
   Decrease in short-term borrowings, net.............           (261)         (1)           -          (6)
   Changes in notes with affiliated companies, net (3)              -           7            -          55
   Payments of financing costs........................           (131)          -            -           -
   Proceeds from issuances of treasury stock..........              2           -            -           -
                                                        -------------   ---------    ---------    --------
     Net cash (used in) provided by continuing
        operations from financing activities..........           (390)        100            -          38
     Net cash used in discontinued operations from
        financing activities..........................              -           -            -           -
                                                        -------------   ---------    ---------    --------
     Net cash (used in) provided by financing
        activities....................................           (390)        100            -          38
                                                        -------------   ---------    ---------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS........................................              -           -            -           4
                                                        -------------   ---------    ---------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS...............           (609)       (154)          12          24
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......            657         403            6          49
                                                        -------------   ---------    ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............  $          48   $     249    $      18    $     73
                                                        =============   =========    =========    ========

                                                          THREE MONTHS ENDED MARCH 31, 2003
                                                          ---------------------------------
                                                        ADJUSTMENTS (1)         CONSOLIDATED
                                                        ---------------         ------------
                                                                     (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash (used in) provided by continuing
     operations from operating activities.............  $           -          $         (232)
   Net cash (used in) provided by discontinued
     operations from operating activities.............              -                       5
                                                        -------------          --------------
   Net cash (used in) provided by operating
     activities.......................................              -                    (227)
                                                        -------------          --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...............................              -                    (189)
   Investments in and distributions from
     subsidiaries, net and Reliant Energy's advances
     to and distributions from its wholly-owned
     subsidiaries, net (2)............................             62                       -
                                                        -------------          --------------
     Net cash used in continuing operations from
        investing activities..........................             62                    (189)
     Net cash used in discontinued operations from
        investing activities..........................              -                      (1)
                                                        -------------          --------------
     Net cash used in investing activities............             62                    (190)
                                                        -------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt.......................              -                      95
   Payments of long-term debt.........................              -                     (12)
   Decrease in short-term borrowings, net.............              -                    (268)
   Changes in notes with affiliated companies, net (3)            (62)                      -
   Payments of financing costs........................              -                    (131)
   Proceeds from issuances of treasury stock..........              -                       2
                                                        -------------          --------------
     Net cash (used in) provided by continuing
        operations from financing activities..........            (62)                   (314)
     Net cash used in discontinued operations from
        financing activities..........................              -                       -
                                                        -------------          --------------
     Net cash (used in) provided by financing
        activities....................................            (62)                   (314)
                                                        -------------          --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS........................................              -                       4
                                                        -------------          --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS...............              -                    (727)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......              -                   1,115
                                                        -------------          --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............  $           -          $          388
                                                        =============          ==============

                                                                           THREE MONTHS ENDED MARCH 31, 2004
                                                                           ---------------------------------
                                                                     RELIANT                          ORION POWER
                                                                     ENERGY           GUARANTORS        HOLDINGS
                                                                     ------           ----------        --------
                                                                                       (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by continuing operations from operating
     activities................................................    $         10      $         41   $             9
                                                                   ------------      ------------   ---------------
   Net cash provided by operating activities...................              10                41                 9
                                                                   ------------      ------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures........................................               -               (55)                -
   Investments in and distributions from subsidiaries, net and
     Reliant Energy's advances to and distributions from its
     wholly-owned subsidiaries, net (2)........................               2                 -                 -
    Purchase and sale of permits and licenses to affiliates....               -               (20)                -
   Other.......................................................               -                 2                 -
                                                                   ------------      ------------   ---------------
     Net cash provided by (used in) continuing operations from
        investing activities...................................               2               (73)                -
                                                                   ------------      ------------   ---------------
     Net cash provided by (used in) investing activities.......               2               (73)                -
                                                                   ------------      ------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt..................................               -                (1)                -
   (Decrease) increase in short-term borrowings, net...........             (28)                -                 -
   Changes in notes with affiliated companies, net (3).........               -                18                (2)
   Other, net..................................................              17                 -                 -
                                                                   ------------      ------------   ---------------
     Net cash (used in) provided by continuing operations from
        financing activities...................................             (11)               17                (2)
                                                                   ------------      ------------   ---------------
     Net cash (used in) provided by financing activities.......             (11)               17                (2)
                                                                   ------------      ------------   ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS........................               1               (15)                7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............              23                64                10
                                                                   ------------      ------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................    $         24      $         49   $            17
                                                                   ============      ============   ===============

                                                                            THREE MONTHS ENDED MARCH 31, 2004
                                                                            ---------------------------------
                                                                       NON-
                                                                    GUARANTORS     ADJUSTMENTS (1)       CONSOLIDATED
                                                                    ----------     ---------------       ------------
                                                                                     (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by continuing operations from operating
     activities................................................    $         35   $               -    $            95
                                                                   ------------   -----------------    ---------------
   Net cash provided by operating activities...................              35                   -                 95
                                                                   ------------   -----------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures........................................             (15)                  -                (70)
   Investments in and distributions from subsidiaries, net and
     Reliant Energy's advances to and distributions from its
     wholly-owned subsidiaries, net (2)........................
                                                                              -                  (2)                 -
    Purchase and sale of permits and licenses to affiliates....              20                   -                  -
   Other.......................................................               -                   -                  2
                                                                   ------------   -----------------    ---------------
     Net cash provided by (used in) continuing operations from
        investing activities...................................               5                  (2)               (68)
                                                                   ------------   -----------------    ---------------
     Net cash provided by (used in) investing activities.......               5                  (2)               (68)
                                                                   ------------   -----------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt..................................             (48)                  -                (49)
   (Decrease) increase in short-term borrowings, net...........               3                   -                (25)
   Changes in notes with affiliated companies, net (3).........             (18)                  2                  -
   Other, net..................................................               -                   -                 17
                                                                   ------------   -----------------    ---------------
     Net cash (used in) provided by continuing operations from
        financing activities...................................             (63)                  2                (57)
                                                                   ------------   -----------------    ---------------
     Net cash (used in) provided by financing activities.......             (63)                  2                (57)
                                                                   ------------   -----------------    ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS........................             (23)                  -                (30)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............              50                   -                147
                                                                   ------------   -----------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................    $         27   $               -    $           117
                                                                   ============   =================    ===============

-------------
(1) These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2) Investments in and distributions from subsidiaries, net and Reliant Energy's advances to and distributions from its wholly-owned subsidiaries, net are classified as investing activities for Reliant Energy and its wholly-owned subsidiaries.

(3) Changes in notes with affiliated companies, net are classified as financing activities for Reliant Energy's wholly-owned subsidiaries.

(15) REPORTABLE SEGMENTS

      Our business operations currently consist of two principal business segments:

      - Retail energy -- provides electricity and related services to retail customers primarily in Texas (including acquiring and managing the related supply), and

      - Wholesale energy -- generates and sells electricity and other related services in wholesale energy markets in various regions of the United States.

      Our remaining operations include unallocated corporate functions and minor equity and other investments. As part of our efforts to simplify the corporate structure, we are evaluating a possible change in our reportable segments.

      Our determination of current reportable segments considers the strategic operating units under which we manage sales, allocate resources and assess performance of various products and services to wholesale or retail customers. Earnings (loss) before interest expense, interest income and income taxes (EBIT) is one of the primary measurements used by our management to evaluate performance. EBIT is not defined under GAAP, should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and may not be indicative of income (loss) from operations as determined under GAAP.

    Financial data for business segments are as follows:

                                                  RETAIL    WHOLESALE       OTHER
                                                  ENERGY      ENERGY     OPERATIONS    ELIMINATIONS   CONSOLIDATED
                                                  -------   ----------   -----------   ------------   ------------
                                                                            (IN MILLIONS)
THREE MONTHS ENDED
  MARCH 31, 2003 (EXCEPT AS DENOTED):
  Revenues from external customers ............   $ 1,133   $    1,408   $         -   $          -   $      2,541
  Intersegment revenues .......................         -           53             -            (53)             -
  Trading margins .............................         -          (83)            -              -            (83)
  Gross margin, excluding trading
    margins (1) ...............................       185          364             -              -            549
  Operation and maintenance expenses ..........        57          168             -              -            225
  General and administrative expenses .........        50           39             6              -             95
  Depreciation and amortization ...............         9           74             5              -             88
  Operating income (loss) .....................        22            -           (11)             -             11
  Loss of equity investments ..................         -           (1)            -              -             (1)
  EBIT ........................................        18            -           (10)             -              8
  Expenditures for long-lived assets ..........         5          175             9              -            189
  Equity investments as of December 31,
    2003 ......................................         -           95             -              -             95
  Total assets as of December 31, 2003 ........     1,162       11,767           555           (176)        13,308

THREE MONTHS ENDED
  MARCH 31, 2004 (EXCEPT AS DENOTED):
  Revenues from external customers ............     1,152          581             -              -          1,733
  Intersegment revenues .......................         -           60             -            (60)             -
  Trading margins .............................         -            3             -              -              3
  Gross margin, excluding trading
    margins (1) ...............................       162          322             -              -            484
  Operation and maintenance expenses ..........        55          195             -              -            250
  General and administrative expenses .........        48           35            (3)             -             80
  Depreciation and amortization ...............        11          100             7              -            118
  Operating income (loss) .....................        46           (5)           (4)             -             37
  Loss of equity investments ..................         -           (1)            -              -             (1)
  EBIT ........................................        37            -            (4)             -             33
  Expenditures for long-lived assets ..........         1           67             2              -             70
  Equity investments as of March 31, 2004 .....         -           93             -              -             93
  Total assets as of March 31, 2004 ...........     1,139       11,906           410           (251)        13,204

-------------

(1) Total revenues less (a) trading margins, (b) fuel and cost of gas sold and
    (c) purchased power.

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                         --------------------------------
                                                                              2003               2004
                                                                         --------------    --------------
                                                                                  (IN MILLIONS)
RECONCILIATION OF OPERATING INCOME TO EBIT AND EBIT TO NET LOSS:
  Operating income ...................................................   $           11    $           37
  Gains from investments, net ........................................                1                 -
  Loss of equity investments .........................................               (1)               (1)
  Loss on sale of receivables ........................................               (4)               (9)
  Other income, net ..................................................                1                 6
                                                                         --------------    --------------
  EBIT ...............................................................                8                33
  Interest expense ...................................................              (97)             (110)
  Interest income ....................................................               14                 5
                                                                         --------------    --------------
  Loss from continuing operations before income taxes ................              (75)              (72)
  Income tax benefit .................................................              (23)              (27)
                                                                         --------------    --------------
  Loss from continuing operations ....................................              (52)              (45)
  Loss from discontinued operations ..................................             (375)                -
                                                                         --------------    --------------
  Loss before cumulative effect of accounting changes ................             (427)              (45)
  Cumulative effect of accounting changes, net of tax ................              (25)                7
                                                                         --------------    --------------
      Net loss .......................................................   $         (452)   $          (38)
                                                                         ==============    ==============

(16) DISCONTINUED OPERATIONS - SALE OF OUR EUROPEAN ENERGY OPERATIONS AND DESERT BASIN PLANT OPERATIONS

      Our results of operations for the three months ended March 31, 2003, include discontinued operations relating to our former European energy operations and our former Desert Basin plant operations.

      European Energy Operations. In February 2003, we signed an agreement to sell the stock of the holding company for our European energy operations. The sale closed in December 2003.

      Revenues and pre-tax loss related to our European energy discontinued operations were as follows for the three months ended March 31, 2003 (in millions):

Revenues...................................................            $     195
Loss before income tax expense...........................                   (369)(1)

--------------------
(1) Included in this amount is a $384 million loss related to our loss on disposition, which was subsequently revised to a $310 million loss in 2003.

      Desert Basin Plant Operations. On July 9, 2003, we signed an agreement to sell our 588-megawatt Desert Basin plant, located in Casa Grande, Arizona. The sale closed in October 2003.

      Revenues and pre-tax income related to our Desert Basin plant discontinued operations were as follows for the three months ended March 31, 2003 (in millions):

Revenues.................................................   $  16
Income before income tax expense.........................       9

                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided as a supplement to our interim financial statements to help provide an understanding of our results of operations, financial condition and changes in financial condition. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003. For a description of risk factors that could adversely affect our operations, business or financial results, see "Risk Factors" included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

                    RECENT DEVELOPMENTS AND OTHER INFORMATION


      Restructuring Impacts. Throughout 2004, we intend to continue to identify, evaluate and pursue opportunities to restructure our business operations in order to increase our efficiency, reduce our costs and reduce our liquidity and capital requirements. We will incur short-term costs in the form of severance payments, information technology systems investments, costs and write-offs related to corporate leases and other restructuring costs as part of our efforts to reduce our cost structure. We estimate that future severance and other restructuring costs will be $55 million for April through December 2004. In addition, severance costs and other restructuring costs are expected to be incurred in 2005 and 2006. Future decisions to mothball, retire or dispose of assets could result in impairment charges. In addition, we could have write-offs or shorten depreciable lives of other types of property, plant and equipment, such as information technology systems. We are currently evaluating the future use of certain information technology systems.

      Potential Impacts on "Price-to-Beat" Tariffs. In 2004, the Public Utility Commission of Texas (PUCT) will determine the "stranded costs" of CenterPoint. In March 2004, CenterPoint filed, together with us, a joint-application requesting that the PUCT determine CenterPoint's stranded costs and review our proposed $177 million payment to CenterPoint. Following this determination (expected in the third quarter of 2004), the PUCT will revise the "non-bypassable charges" to compensate CenterPoint for its stranded costs. On a schedule consistent with the revision to the non-bypassable charges, we will request an adjustment to "price-to-beat" to reflect the change in costs. Until the price to beat is adjusted, any approved increase in CenterPoint's non-bypassable charges will be borne by us. We cannot predict at this time what level of stranded costs CenterPoint will be granted, nor can we predict the timing or size of any adjustment to the price-to-beat.

      As part of the proceeding to determine stranded costs, the PUCT will also review CenterPoint's request for termination of certain credits in its non-bypassable charges (excess mitigation credits). If the PUCT agrees to terminate these excess mitigation credits, we estimate that we could incur additional costs of approximately $0.3 million per day unless and until the PUCT approves an adjustment in our "price-to-beat" tariff to compensate for the termination of the credits.

      In conjunction with the adjustment to the "price-to-beat" to reflect the change in non-bypassable charges, we expect that the PUCT will also review the fuel factor included in our price-to-beat tariff. If at the time of this review, the average 12-month forward price of natural gas is lower than the average price reflected in our then current "price-to-beat" fuel factor, the PUCT is expected to lower our "price-to-beat" fuel factor.

      For additional information see "Business-Retail

Energy-Regulation" in Part I, Item 1, of our Annual Report on Form 10-K for the year ended December 31, 2003.

      Potential Impacts of Applying Mark-to-Market Accounting Treatment to Certain Contracts. For information regarding our intent to apply mark-to-market accounting treatment to certain power capacity commitments we enter into in the future, including the potential impact of this treatment on the volatility of our earnings due to changes in natural gas and other commodity prices, see "Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market Risks" in Item 3 of this report.

      Choctaw Generation Facility Mothballed. In May 2004, we began to mothball our 822-megawatt Choctaw generation facility, which began commercial operations in July 2003, located in Mississippi. We currently plan to mothball this facility until market conditions improve such that a re-opening of the plant is justified. In connection with this, in the second quarter of 2004, we evaluated the facility, which had a net book value of $459 million as of March 31, 2004, for impairment and determined that no impairment had occurred.

                       CONSOLIDATED RESULTS OF OPERATIONS

      See our consolidated statements of operations in our interim financial statements.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

      Net Loss. We reported $38 million consolidated net loss, or $0.13 loss per share, for the three months ended March 31, 2004 compared to $452 million consolidated net loss, or $1.55 loss per share, for the three months ended March 31, 2003. The $414 million decrease in net loss is detailed as follows (in millions):

Trading margins.................................................   $      86
Net unrealized gains/losses on non-trading energy derivatives...          37
Gross margin, excluding unrealized gains/losses and trading
  margins.......................................................        (102)
Accrual for payment to CenterPoint..............................          45 (1)
Operation and maintenance.......................................         (25)
Selling and marketing...........................................           2
Bad debt expense................................................           9
Other general and administrative................................           4
Depreciation and amortization...................................         (30)
Interest expense................................................         (13)
Interest income.................................................          (9)
Other, net......................................................          (1)
Income tax benefit..............................................           4
Discontinued operations, net of tax.............................         375 (2)
                                                                   ---------
  Net decrease before cumulative effect of accounting changes...         382
Cumulative effect of accounting change in 2004, net of tax.....            7 (3)
Cumulative effect of accounting changes in 2003, net of tax.....          25
                                                                   ---------
  Net decrease in loss..........................................   $     414
                                                                   =========

-----------------------

(1)   See note 10(a) to our interim financial statements.

(2)   See note 16 to our interim financial statements.

(3)   See note 2 to our interim financial statements.

      The following tables set forth our operational data relating to electricity sales, retail customers and power generation for the periods indicated:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                         2003              2004
                                                                      ----------         ---------
                                                                            (GIGAWATT HOURS)
ELECTRICITY SALES TO END-USE RETAIL CUSTOMERS:
  Residential:
  Houston service area..........................................         3,663              3,678
  Other                                                                    257                878
                                                                      --------             ------
      Total residential.........................................         3,920              4,556
  Small commercial:
  Houston service area..........................................         2,474              1,867
  Other                                                                    154                302
                                                                      --------             ------
      Total small commercial....................................         2,628              2,169
  Large commercial, industrial and institutional (1)............         6,006              7,632
                                                                      --------             ------
      Total.....................................................        12,554             14,357
                                                                      ========             ======

                                                                                MARCH 31,
                                                                   ---------------------------------
                                                                        2003               2004
                                                                   -------------         -----------
                                                                   (IN THOUSANDS, METERED LOCATIONS)
RETAIL CUSTOMERS:
  Residential:
  Houston service area..........................................         1,407              1,379
  Other                                                                     67                242
                                                                      --------             ------
      Total residential.........................................         1,474              1,621
  Small commercial:
  Houston service area..........................................           205                191
  Other                                                                      6                 15
                                                                      --------             ------
      Total small commercial....................................           211                206
  Large commercial, industrial and institutional (1)............            27                 40
                                                                      --------             ------
      Total.....................................................         1,712              1,867
                                                                      ========             ======

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                   ---------------------------------
                                                                        2003               2004
                                                                   -------------         -----------
                                                                   (IN THOUSANDS, METERED LOCATIONS)
WEIGHTED AVERAGE RETAIL CUSTOMER COUNT:
  Residential:
  Houston service area..........................................         1,409              1,385
  Other                                                                     61                231
                                                                      --------             ------
      Total residential.........................................         1,470              1,616
  Small commercial:
  Houston service area..........................................           204                191
  Other                                                                      6                 13
                                                                      --------             ------
      Total small commercial....................................           210                204
  Large commercial, industrial and institutional (1) ...........            29                 40
                                                                      --------             ------
      Total.....................................................         1,709              1,860
                                                                      ========             ======

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                        2003               2004
                                                                      ----------         ---------
                                                                            (GIGAWATT HOURS)
POWER GENERATION (2):
  Wholesale net power generation volumes........................        11,231             10,336
  Wholesale power purchase volumes..............................        16,290              7,642
                                                                      --------            -------
  Wholesale power sales volumes.................................        27,521             17,978
                                                                      ========            =======

------------------

(1) Includes volumes/customers of the Government Land Office for whom we provide services.

(2) These amounts exclude volumes associated with our discontinued operations. See note 16 to our interim financial statements. These amounts include physically delivered volumes, physical transactions that are settled prior to delivery and hedge activity related to our power generation portfolio.

      Revenues. Our revenues, excluding trading margins, decreased $808 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The detail is as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                        2003       2004     CHANGE
                                                                      --------   --------   ------
                                                                             (IN MILLIONS)
RETAIL ENERGY:
Retail energy revenues from end-use retail
  customers:

  Texas:
    Residential and small commercial.................                 $    564   $   662    $   98(1)
    Large commercial, industrial and institutional...                      331       427        96(2)

  Outside of Texas:
    Commercial, industrial and institutional.........                        -        30        30(3)
                                                                      --------   -------    ------
      Total..........................................                      895     1,119       224

Retail energy revenues from resales of purchased
  power and other hedging activities.................                      239        33      (206)(4)
Unrealized losses....................................                       (1)        -         1(5)
                                                                      --------   -------    ------
      Total retail energy revenues...................                    1,133     1,152        19
                                                                      --------   -------    ------

WHOLESALE ENERGY:
Wholesale energy third-party revenues................                    1,413       580      (833)(6)
Wholesale energy intersegment revenues...............                       53        60         7
Unrealized (losses) gains............................                       (5)        1         6(5)
                                                                      --------   -------    ------
      Total wholesale energy revenues................                    1,461       641      (820)
                                                                      --------   -------    ------
  Eliminations.......................................                      (53)      (60)       (7)
                                                                      --------   -------    ------
    Consolidated revenues, excluding trading
       margins.......................................                 $  2,541   $ 1,733    $ (808)
                                                                      ========   =======    ======

--------------
(1) Increase primarily due to (a) a 14% increase in prices and (b) a 3% increase in volumes sold primarily due to higher customer counts from out-of-territory Texas customers.

(2) Increase primarily due to (a) increased volumes from additional customers and (b) fixed-price contracts renewed at higher rates due to higher prices of natural gas.

(3) Increase due to entering the PJM market in August 2003. The PJM market is the wholesale electric market operated by PJM Interconnection, LLC primarily in all or parts of Delaware, the District of Columbia, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia. We are currently operating in the states of New Jersey and Maryland.

(4) Decrease primarily due to (a) changes in our strategies for risk management and hedging activities and (b) $61 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements).

(5)   See analysis of margins below.

(6) Decrease primarily due to (a) $373 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements), (b) a 35% decrease in power sales volumes primarily due to lesser resales of purchased power as a result of changes in our strategies for risk management and hedging activities and (c) a $54 million change in our refund obligation and credit reserves for energy sales in California (see note 11(b) to our interim financial statements).

     Fuel and Cost of Gas Sold and Purchased Power. Our fuel and cost of gas sold and purchased power decreased $743 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The detail is as follows:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                -------------------------------
                                                                 2003        2004       CHANGE
                                                                ------     --------   ---------
                                                                          (IN MILLIONS)
RETAIL ENERGY:
    Costs of purchased power attributable to end-use
       retail customers ...............................         $   655    $   906    $   251(1)
    Costs of purchased power subsequently resold and
       other hedging activities .......................             239         33       (206)(2)
    Retail energy intersegment costs ..................              53         60          7
    Unrealized gains ..................................               1         (9)       (10)(3)
                                                                -------    -------    -------
           Total retail energy ........................             948        990         42
                                                                -------    -------    -------

WHOLESALE ENERGY:
    Wholesale energy third-party costs ................           1,088        330       (758)(4)
    Unrealized losses (gains) .........................               9        (11)       (20)
                                                                -------    -------    -------
           Total wholesale energy .....................           1,097        319       (778)
                                                                -------    -------    -------

    Eliminations ......................................             (53)       (60)        (7)
                                                                -------    -------    -------
       Consolidated ...................................         $ 1,992    $ 1,249    $  (743)
                                                                =======    =======    =======

----------------
(1)   Increase primarily due to (a) 28% increase in price of purchased power and
      (b) 14% increase in volumes sold.

(2)   See sub-footnote (4) above.

(3)   See analysis of margins below.

(4) Decrease primarily due to (a) decreased purchased power volumes primarily due to changes in our strategies for risk management and hedging activities and (b) $373 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements).

      Trading Margins. Trading margins increased $86 million (from a loss to income) during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase is primarily due to the fact that we incurred a pre-tax loss of approximately $80 million in connection with a financial gas spread position during the month of February 2003. We discontinued our proprietary trading during March 2003. See "Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market Risks " in Item 3 of this report.

      Gross margins. Gross margins, excluding trading margins, decreased $65 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The detail is as follows:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                --------------------------------
                                                                 2003          2004       CHANGE
                                                                ------         ----       ------
                                                                          (IN MILLIONS)

Retail energy......................................             $ 185         $ 162       $ (23)
Power generation...................................               364           322         (42)
                                                                -----         -----       -----
  Consolidated.....................................             $ 549         $ 484       $ (65)
                                                                =====         =====       =====

      Our retail electricity gross margins decreased $23 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease is detailed as follows (in millions):

Change in ERCOT usage adjustments (revised estimates for
  electric sales and supply costs related to prior periods).....   $      (24)(1)
Higher purchased power costs partially offset by higher
  revenue rates and volumes.....................................          (17)(2)
Gains recorded prior to 2003 realized/collected in current
  periods.......................................................            7(3)
Net unrealized gains/losses on non-trading energy derivatives...           11(4)
                                                                   ----------
    Net decrease in margin......................................   $      (23)
                                                                   ==========

-----------
(1)   See note 1 to our interim financial statements.

(2) Decrease primarily due to reduced hedging benefit realized in 2004 compared to 2003 and higher purchased power costs due to higher natural gas prices partially offset by higher revenue rates and volumes due to more customers.

(3) Increase due to impact of EITF Issue No. 02-03, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 02-03).

(4) Increase primarily due to increase in mark-to-market activity and volatility of forward prices.

      Our power generation gross margins decreased $42 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease is detailed as follows (in millions):

California energy sales refund provision reversals in 2003......   $  (87)(1)
Mid-Atlantic region.............................................      (52)(2)
Mid-Continent region............................................       (7)(3)
California energy sales credit provisions in 2003...............       12 (1)
California energy sales credit provision reversals in 2004......       21 (1)
Net unrealized gains/losses on non-trading energy derivatives...       26 (4)
New York region.................................................       47 (5)
Other, net......................................................       (2)
                                                                   ------
  Net decrease in margin........................................   $  (42)
                                                                   ======

--------------
(1)   See note 11(b) to our interim financial statements.

(2) Decrease primarily due to (a) the retirement of a generating station in the fourth quarter of 2003, (b) lower volumes due to milder weather and
      (c) lower power prices realized by our coal-fired generation plants as a result of reduced natural gas prices during 2004.

(3) Decrease primarily due to lower volumes as a result of lower generation volumes under a "provider of last resort" contract.

(4) Increase primarily due to (a) $17 million of change in ineffectiveness on hedges in the West region and (b) $9 million of mark-to-market changes due to non-trading derivatives not designated as cash flow hedges.

(5) Increase primarily due to (a) 2003 losses on unhedged fuel and forward power sales contracts, related to our New York City assets, not incurred in 2004, (b) increased generation at our New York City assets, (c) higher capacity revenues at our New York City assets and (d) increased generation at our hydro facilities in 2004.

      Accrual for Payment to CenterPoint. We will be required to make a payment to CenterPoint estimated to be due in the third quarter of 2004 related to residential customers. As of March 31, 2004, we estimate the payment to be $177 million. We accrued $47 million during the three months ended March 31, 2003, for a total accrual of $175 million as of December 31, 2003. We accrued $2 million during the three months ended March 31, 2004, for a total accrual of $177 million as of March 31, 2004. See note 10(a) to our interim financial statements.

      Operation and Maintenance. Operation and maintenance expenses increased $25 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The detail is as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                       2003        2004     CHANGE
                                                                      --------   --------   ------
                                                                              (IN MILLIONS)
Retail energy......................................                   $     57   $     55   $   (2)
Wholesale energy ..................................                        168        195       27
                                                                      --------   --------   ------
  Consolidated.....................................                   $    225   $    250   $   25
                                                                      ========   ========   ======


      The increase is detailed as follows (in millions):

Power generation maintenance projects and outages...............                               25 (1)
Severance costs.................................................                               10
Three power generation facilities achieving commercial
  operations in July 2003 and February 2004.....................                                7
Taxes other than income taxes...................................                                6 (2)
Insurance.......................................................                                5
Professional fees primarily for information technology systems..                               (5)
Other, net......................................................                              (23)(3)
                                                                                            -----
  Net increase in expense.......................................                            $  25
                                                                                            =====

--------------
(1) Increase primarily due to timing of maintenance projects and outages in the West ($7 million), Mid-Continent ($7 million) and Mid-Atlantic ($6 million) regions.

(2) Increase primarily due to $5 million reduction in 2003 to gross receipts tax related to an adjustment in the accrual rate.

(3) Decrease primarily relates to salaries and related benefit costs, due to lower headcount, and other factors.

      Selling and Marketing. Selling and marketing expenses, which relate to our retail energy business, decreased $2 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

      Bad Debt Expense. Bad debt expense decreased $9 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The detail is as follows:


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                        2003       2004     CHANGE
                                                                      --------   --------   ------
                                                                              (IN MILLIONS)
Retail energy......................................                   $     11   $     10   $  (1)
Wholesale energy ..................................                          6         (2)     (8)(1)
                                                                      --------   --------   -----
  Consolidated.....................................                   $     17   $      8   $  (9)
                                                                      ========   ========   =====

------------
(1) Decrease primarily due to recognition of $5 million of bad debt expense during the three months ended March 31, 2003, related to the Liberty generating station tolling agreement. See note 12 to our interim financial statements.

      Other General and Administrative. Other general and administrative expenses decreased $4 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease is detailed as follows (in millions):

March 2003 refinancing costs....................................   $   (12)
Rent and utilities.............................................          5(1)
Severance costs.................................................         7
Other, net......................................................        (4)(2)
                                                                   -------
  Net decrease in expense.......................................   $    (4)
                                                                   =======

--------------
(1)   Increase in rent primarily due to our new corporate headquarters.

(2) Decrease primarily relates to salaries and related benefit costs, due to lower headcount, and other factors.

      Depreciation and Amortization. Depreciation and amortization expense increased $30 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The detail is as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                        2003       2004     CHANGE
                                                                      --------   --------   ------
                                                                             (IN MILLIONS)
Retail energy......................................                   $      9   $     11   $    2
Wholesale energy ..................................
                                                                            74        100       26
Other operations...................................                          5          7        2
                                                                      --------   --------   ------
  Consolidated.....................................                   $     88   $    118   $   30
                                                                      ========   ========   ======

      The increase is detailed as follows (in millions):

Accelerated depreciation on Wayne facility in the first quarter
  of 2004 due to early retirement...............................      $     12
Depreciation for two power generation facilities (Hunterstown
  and Choctaw) achieving commercial operation in July 2003......             8
Increased amortization of air emissions regulatory allowances...             5
Depreciation for one power generation facility (Bighorn)
  achieving commercial operation in February 2004...............             1
Other, net......................................................             4
                                                                      --------
  Net increase in expense.......................................      $     30
                                                                      ========

      Loss on Sale of Receivables. Loss on sale of receivables, which relates to our retail energy business, increased $5 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase is due primarily to the increased amount of receivables sold in 2004 compared to 2003 as the maximum amount allowed to be sold under the facility was increased in September 2003. See note 13 to our interim financials statements.

      Interest Expense. Interest expense to third parties increased $13 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase is detailed as follows (in millions):

Higher interest rates primarily resulting from bank refinancing in March
  2003 and capital market transactions in June and July 2003..................   $     17
Reclass from other comprehensive loss for interest rate derivative
  instruments.................................................................          5
Bank and facility fees expensed...............................................          4
Offset to interest expense for amortization of adjustments to fair value
  of acquired interest rate swaps.............................................          3(1)
Amortization of warrants......................................................          1
Reduction in outstanding debt.................................................        (18)
Other, net....................................................................          1
                                                                                 --------
  Net increase in expense.....................................................   $     13
                                                                                 ========

-------------------

(1)   See note 7 to our interim financial statements.

      Interest Income. Interest income from third parties decreased $9 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease is primarily due to interest recognized on receivables related to energy sales in California (see note 11(b) to our interim financial statements).

      Income Tax Expense. During the three months ended March 31, 2003 and 2004, our effective tax rate was 30.8% and 37.0%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $3 million and $1 million for the three months ended March 31, 2003 and 2004, respectively. For the three months ended March 31, 2003, these items primarily related to tax reserves and revisions of estimates for tax accrued in prior periods, partially offset by state income tax benefits and utilization of valuation allowances related to Canadian operating losses. For the three months ended March 31, 2004, these items primarily related to state income tax benefits, partially offset by valuation allowances related to Canadian operating losses, tax reserves and stock-based compensation adjustments.

                               FINANCIAL CONDITION

      In this section, we provide updates related to sources of liquidity and capital resources, liquidity and capital requirements and historical cash flows. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of liquidity and capital resources are cash flows from operations, borrowings under our various revolving credit facilities, proceeds from certain debt offerings and equity offerings and securitization of assets.

      Credit Capacity, Cash and Cash Equivalents. The following table summarizes our credit capacity, cash and cash equivalents and current restricted cash at March 31, 2004:

                                                                       RELIANT         ORION
                                                      TOTAL (1)        ENERGY          POWER       OTHER
                                                     ----------       --------       --------      ------
                                                                            (IN MILLIONS)
Total committed credit..........................    $     8,039       $  5,260       $  1,967      $  812
Outstanding borrowings..........................          5,957          3,315          1,840         802
Outstanding letters of credit...................          1,047          1,010             37           -
                                                    -----------       --------       --------      ------
Unused borrowing capacity ......................          1,035            935             90 (2)      10
Cash and cash equivalents.......................            117             24             18          75
Current restricted cash (3).....................            229              7            197          25
                                                    -----------       --------       --------      ------
  Total.........................................    $     1,381       $    966       $    305      $  110
                                                    ===========       ========       ========      ======

------------

(1) As of March 31, 2004, we had consolidated current and long-term debt outstanding of $6.1 billion. As of March 31, 2004, $58 million of our committed credit facilities are to expire by March 31, 2005. For a discussion of our credit facilities and other debt, see note 7 to our interim financial statements.

(2) See notes 7 and 12 to our interim financial statements; $5 million of the unused capacity relates to Liberty's working capital facility, which is currently not available to Liberty.

(3) Current restricted cash includes cash at certain subsidiaries, the transfer or distribution of which is effectively restricted by the terms of financing agreements but is otherwise available to the applicable subsidiary for use in satisfying certain of its obligations.

LIQUIDITY AND CAPITAL REQUIREMENTS

      Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures, debt service requirements, regulatory and legal settlements and collateral requirements. Examples of working capital needs include purchases of fuel and electricity, plant maintenance costs (including required environmental expenditures) and other costs such as payroll. We expect that, in addition to the foregoing, our working capital requirements will be affected by our cost-reduction efforts, which in the near term will result in increased severance payments.

      As set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003, we currently have a sub-investment grade credit rating. As a function of this status, we incur greater demands on liquidity and capital resources than an investment grade company via our requirements to post collateral with our counterparties. The following table details our cash collateral posted and letters of credit outstanding as of April 28, 2004:

                                                                    RELIANT       ORION
                                                      TOTAL         ENERGY        POWER      OTHER
                                                     ------        ---------     -------    ------
                                                                         (IN MILLIONS)
Cash collateral posted:
   For commercial operations....................    $   168        $     161     $     7    $    -
  In support of financings......................         42                -           -        42
                                                    -------        ---------     -------    ------
                                                    $   210        $     161     $     7    $   42
                                                    =======        =========     =======    ======

Letters of credit outstanding:
  For commercial operations.....................    $   673        $     649     $    24    $    -
  In support of financings......................        440                -          17       423
                                                    -------        ---------     -------    ------
                                                    $ 1,113        $     649     $    41    $  423
                                                    =======        =========     =======    ======

      In certain cases, our counterparties have elected not to require us to post collateral to which they are otherwise entitled under certain agreements. However, these counterparties retain the right to require such collateral. General factors that could trigger increased demands for collateral include additional adverse changes in our industry, negative regulatory or litigation developments and/or changes in commodity prices. Based on current commodity prices, we estimate that as of April 28, 2004, we could be contractually required to post additional collateral of up to $203 million related to our operations.

HISTORICAL CASH FLOWS

      The following table provides an overview of cash flows relating to our operating, investing and financing activities for the three months ended March 31, 2003 and 2004:

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                -----------------------------
                                                                  2003                2004
                                                                --------           ----------
                                                                       (IN MILLIONS)
Cash provided by (used in):
  Operating activities.....................................     $ (227)            $  95
  Investing activities.....................................       (190)              (68)
  Financing activities.....................................       (314)              (57)

Cash Flows - Operating Activities

      Net cash provided by/used in operating activities changed by $322 million during the three months ended March 31, 2004 compared to the same period in 2003. The change is detailed as follows (in millions):

Changes in working capital and other assets and liabilities............       $  227(1)
Changes in cash flows from operations, excluding working capital and
  other assets and liabilities.........................................          100(2)
Changes in cash flows related to our discontinued operations...........           (5)
                                                                              ------
  Net change...........................................................       $  322
                                                                              ======

-------------------

(1) Change in net cash outflows from $184 million for the three months ended March 31, 2003 to net cash inflows of $43 million for the same period in 2004 due to decrease in cash used to meet working capital and other assets and liabilities requirements. See further analysis below.

(2) Change from net cash outflows of $48 million for the three months ended March 31, 2003 to net cash inflows of $52 million for the same period in 2004 due primarily to cash flows of our wholesale business.

      Three Months Ended March 31, 2004. Net cash provided by our operations for the three months ended March 31, 2004 is detailed as follows (in millions):

Net cash flows from continuing operations, excluding
  changes in working capital and other assets and
  liabilities............................................   $  52 (1)
Decrease in accounts and notes receivable and unbilled
  revenue, net...........................................      83 (2)
Decrease in taxes receivable.............................      78 (3)
Net proceeds from receivables facility...................      46 (4)
Decrease in inventory....................................      27 (5)
Decrease in restricted cash..............................      22 (6)
Settlement of volumes delivered..........................      11 (7)
Increase in lease payments related to REMA...............     (11)(8)
Net purchase of option premiums..........................     (11)
Net purchases of emission credits........................     (47)
Increase in margin deposits on energy trading and
  hedging activities.....................................     (76)(9)
Other, net...............................................     (79)
                                                            -----
  Cash provided by operating activities..................   $  95
                                                            =====

--------------
(1)   Due to the results of operations.

(2) Decrease primarily related to decrease in power sales volumes in our wholesale business.

(3)   Decrease primarily due to receipt of $76 million of federal tax refunds.

(4)   See note 13 to our interim financial statements.

(5) Decrease primarily due to depletion in fuel inventory in our Mid-Atlantic region, coupled with depletion of inventory related to the termination of a New York offsite storage facility lease.

(6) Decrease primarily attributable to cash used in normal operations of certain subsidiaries of Orion Power Holdings, which is restricted to

      Reliant Energy.

(7) Relates to volumes delivered under contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts, which were previously recognized as unrealized earnings in prior periods.

(8)   Increase related to REMA's sale-leaseback agreements.

(9) Increase in cash deposits due to both a decrease in net unrealized value of our broker accounts and increased counterparty exposure.

      Three Months Ended March 31, 2003. Net cash used in our operations for the three months ended March 31, 2003 is detailed as follows (in millions):

Net cash flows from continuing operations, excluding
  changes in working capital and other assets and
  liabilities............................................   $   (48)(1)
Restricted cash..........................................      (116)(2)
Increase in prepaid expenses.............................       (62)(3)
Net purchases of emission credits........................       (34)
Purchase of interest rate caps...........................       (29)
Increase in lease payments related to REMA...............       (12)
Net payments under receivables facility..................       (11)(4)
Settlement of volumes delivered..........................        18 (5)
Decrease in inventory....................................        48 (6)
Taxes receivable.........................................        96 (7)
Discontinued operations..................................         5
Other, net...............................................       (82)
                                                            -------
  Cash used in operating activities......................   $  (227)
                                                            =======

--------------

(1)   Due to the result of operations.

(2) Due to collateral deposits of $145 million made for letters of credit relating to energy trading and hedging activities. Pursuant to a $200 million cash-secured revolving letter of credit facility, which has been terminated, outstanding letters of credit were required to be 103% cash collateralized. As of March 31, 2003, $128 million of letters of credit were outstanding under this facility. In addition, there was a $29 million decrease in restricted cash primarily attributable to cash used in normal operations of certain subsidiaries of Orion Power Holdings, which is restricted to Reliant Energy.

(3) Increase primarily due to prepayments related to gas, electric transmission, property taxes and insurance for normal operations.

(4)   See note 13 to our interim financial statements.

(5) Relates to volumes delivered under contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts, which were previously recognized as unrealized earnings in prior periods.

(6) Decrease primarily due to decline in gas arbitrage transactions reducing gas inventory, coupled with a decrease in fuel inventory because of increases in both oil prices (we purchase less inventory while it is at higher prices) and power generation.

(7) Change primarily relates to $55 million in federal and state income tax refunds received, coupled with $34 million of increased accrued tax liability related to our California operations.

Cash Flows - Investing Activities

      Net cash used in investing activities decreased by $122 million during three months ended March 31, 2004 compared to the same period in 2003, primarily due to a decrease in capital expenditures related to our power generation development projects as two facilities were completed in July 2003 and one facility was completed in February 2004. See below for discussion.

      Three Months Ended March 31, 2004. Net cash used in investing activities during the three months ended March 31, 2004 was $68 million, due to $70 million of capital expenditures ($51 million for growth capital expenditures and $19 million for maintenance capital expenditures) primarily related to our power generation operations and development of power generation projects.

      Three Months Ended March 31, 2003. Net cash used in investing activities during the three months ended March 31, 2003 was $190 million, due to $189 million of capital expenditures ($151 million for growth capital expenditures and $38 million for maintenance capital expenditures) primarily related to our power generation operations and development of power generation projects.

Cash Flows - Financing Activities

      Net cash used in financing activities during the three months ended March 31, 2004 changed by $257 million compared to the same period in 2003. See below for discussion.

      Three Months Ended March 31, 2004. Net cash used in financing activities during the three months ended March 31, 2004 of $57 million is primarily due to $49 million of payments of long-term debt (primarily Orion MidWest and Orion NY) and a net decrease in short-term borrowings as a result of reduced working capital requirements. See note 7 to our interim financial statements.

      Three Months Ended March 31, 2003. Net cash used in financing activities in the three months ended March 31, 2003 of $314 million is primarily due to a decrease in short-term borrowings of $268 million due to March 2003 refinancing activities, including a $350 million prepayment on the senior revolving credit facility and an $11 million payment on the Orion MidWest revolving credit facility, partially offset by net proceeds borrowed to meet working capital requirements. In addition, we paid financing costs of $131 million related to the March 2003 refinancing. Partially offsetting these items is $95 million of net proceeds under a financing commitment for the construction of three power generation facilities.

      NEW ACCOUNTING PRONOUNCEMENTS, SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

NEW ACCOUNTING PRONOUNCEMENTS

      As of April 2004, there are no new accounting pronouncements that would have a material impact on our results of operations, financial position or cash flows, which we have not already adopted and/or disclosed elsewhere in the notes to our interim financial statements.

SIGNIFICANT ACCOUNTING POLICIES

      For discussion regarding our significant accounting policies, see note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 and notes 1 and 2 to our interim financial statements.

CRITICAL ACCOUNTING ESTIMATES

      For a discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT NON-TRADING AND TRADING ACTIVITIES AND RELATED MARKET RISKS

MARKET RISK AND RISK MANAGEMENT MARKET RISK

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

      We purchase from third parties substantially all of the generation capacity necessary to supply our retail customer sales in Texas. To ensure an adequate power capacity supply for our retail customers, we enter into commitments to purchase power capacity as such capacity becomes available on economic terms in the Texas market. The amount of capacity we purchase is based on projections of our future retail customer delivery requirements. In most cases, we enter into commitments to purchase power capacity (which are often fixed price contracts) prior to determining the price and other terms of the retail sales commitments for which the capacity has been purchased. Until these retail sales commitments are determined, we may be exposed to changes in power capacity prices and natural gas prices (which can have a significant impact on the pricing of power capacity in the Texas market).

      To minimize this exposure, we often enter into "short" contracts to sell natural gas in order to offset our "long" position in power capacity. As the retail sales commitments are determined, we close out our short natural gas positions by purchasing natural gas contracts in the market or entering into offsetting transactions.

      We account for our short positions in natural gas on a mark-to-market basis. For capacity commitments, we historically have elected the "normal purchase" exception under Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which permits us to account for these commitments on an accrual basis. The application of different accounting treatments for these two related transactions can have a significant impact in any reporting period in which natural gas prices fluctuate. This result is because fluctuations in the market price of natural gas (which are recorded on a mark-to-market basis) are not offset for accounting purposes by the corresponding fluctuation in power prices (which are accounted for on an accrual basis). The earnings impact is not offset until the period that we take delivery under the capacity commitments. In 2004, we record net unrealized gains (losses) attributable to fluctuations in such natural gas commitments under "purchased power expense-net unrealized gains (losses)" in our consolidated statements of operations.

      In future reporting periods, we intend to discontinue our use of the "normal purchase" exception and apply mark-to-market accounting treatment to certain new power capacity commitments to partially offset potential mark-to-market volatility in such short positions of natural gas. Pre-existing capacity commitments that were designated as "normal purchases," however, will continue to be accounted for under the accrual method until the settlement of such commitments. We believe the earnings impact of marking to market such future capacity purchases and related natural gas sales will partially offset each other thus reducing the related potential earnings volatility of such transactions.

      The following table sets forth the fair values of the contracts related to our net non-trading derivative assets and liabilities as of March 31, 2004:


                                                              FAIR VALUE OF CONTRACTS AT MARCH 31, 2004
                                  ---------------------------------------------------------------------------------------
                                  TWELVE
                                  MONTHS
                                   ENDED
                                 MARCH 31,   REMAINDER                                          2009 AND         TOTAL
SOURCE OF FAIR VALUE               2005       OF 2005       2006        2007         2008      THEREAFTER      FAIR VALUE
                                 ---------   ---------    --------    --------    --------     ----------      ----------
                                                                   (IN MILLIONS)

Prices actively quoted (1)....   $    (42)   $    (17)    $      4    $      -    $      -     $      -        $    (55)
Prices provided by other
  external sources (2)........        155          10            7          (2)         (1)           -             169
Prices based on models and
  other valuation methods (3).        152          (2)         (21)        (14)        (11)         (36)             68
                                 --------    --------     --------    --------    --------     --------        --------
  Total.......................   $    265    $     (9)    $    (10)   $    (16)   $    (12)    $    (36)       $    182
                                 ========    ========     ========    ========    ========     ========        ========

---------------
(1) Represents our NYMEX futures positions in natural gas and crude oil. NYMEX has quoted prices for natural gas and crude oil for the next 72 and 30 months, respectively.

(2) Represents our forward positions in natural gas and power at points for which over-the-counter market (OTC) broker quotes are available, which on average, extend 36 and 24 months into the future, respectively. Positions are valued against internally developed forward market price curves that are frequently validated and recalibrated against OTC broker quotes. This category includes some transactions whose prices are obtained from external sources and then modeled to hourly, daily or monthly prices, as appropriate. This category also includes our interest rate derivative instruments, which are valued based on information from market participants.

(3) Represents the value of (a) our valuation adjustments for liquidity, credit and administrative costs, (b) options or structured transactions not quoted by an exchange or OTC broker, but for which the prices of the underlying position are available and (c) transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point.

      We assess the risk of our non-trading derivatives using a sensitivity analysis method. Derivative instruments, which we use as economic hedges, create exposure to commodity prices, which, in turn, offset the commodity exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in the underlying energy prices. A decrease of 10% in the market prices of energy commodities from their March 31, 2004 levels would have decreased the fair value of our non-trading energy derivatives by $35 million. Of this amount, $64 million relates to a loss in fair value of our non-trading derivatives that are designated as cash flow hedges and $29 million relates to a gain in earnings of our economic hedges. A decrease of 10% in the market prices of energy commodities from their December 31, 2003 levels would have decreased the fair value of our non-trading energy derivatives by $70 million.

      Interest Rate Risk. We have issued long-term debt and have obligations under bank facilities that subject us to the risk of loss associated with movements in market interest rates. In addition, we have entered into interest rate swap and interest rate cap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our variable rate debt instruments. We assess interest rate risks using a sensitivity analysis method. The table below provides information concerning our financial instruments as of December 31, 2003 and March 31, 2004, that are sensitive to changes in interest rates:

                                                       FAIR
                                                      MARKET        HYPOTHETICAL
                                        AGGREGATE   VALUE/SWAP       CHANGE IN
                                        NOTIONAL    TERMINATION     UNDERLYING AT
                                         AMOUNT       VALUE         END OF PERIOD                 FINANCIAL IMPACT
                                        --------    -----------     -------------  ----------------------------------------------
                                            (IN MILLIONS)
DECEMBER 31, 2003:
Floating rate debt (1) (2).......       $   3,910    $   3,850      10% increase   $1 million increased monthly interest expense
Fixed rate debt (2)..............           1,921        1,992      10% decrease   $91 million increase in fair market value
Interest rate swaps (3):
  Orion Midwest..................             300          (48)     10% decrease   $3 million increase in termination cost
  Orion NY.......................             250          (36)     10% decrease   $3 million increase in termination cost
  Channelview....................             200          (13)     10% decrease   $1 million increase in termination cost
Interest rate caps...............           4,500            4      10% decrease   $1 million loss in earnings

                                                       FAIR
                                                      MARKET        HYPOTHETICAL
                                        AGGREGATE   VALUE/SWAP       CHANGE IN
                                        NOTIONAL    TERMINATION     UNDERLYING AT
                                         AMOUNT       VALUE         END OF PERIOD                 FINANCIAL IMPACT
                                        --------    -----------     -------------  ----------------------------------------------
                                            (IN MILLIONS)
MARCH 31, 2004:

Floating rate debt (1)(2).......        $   3,838    $   3,799      10% increase   $1 million increased monthly interest expense
Fixed rate debt (2).............            1,918        2,037      10% decrease   $80 million increase in fair market value
Interest rate swaps (3):

  Orion Midwest.................              300          (49)     10% decrease   $2 million increase in termination cost
  Orion NY......................              250          (37)     10% decrease   $3 million increase in termination cost
  Channelview...................              200          (13)     10% decrease   $1 million increase in termination cost
Interest rate caps..............            4,500            1      10% increase   $0 loss in earnings

------------

(1)   Excludes adjustment to fair value of our interest rate swaps.

(2) Excludes Liberty's debt as Liberty is in default. See note 12 to our interim financial statements.

(3) These derivative instruments qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in our results of operations over the term of the related agreement. As of December 31, 2003 and March 31, 2004, these swaps have negative termination values (i.e., we would have to pay).

TRADING MARKET RISK

      The following table sets forth the fair values of the contracts related to our net trading assets and liabilities as of March 31, 2004:

                                                     FAIR VALUE OF CONTRACTS AT MARCH 31, 2004
                                 ----------------------------------------------------------------------------
                                  TWELVE
                                  MONTHS
                                   ENDED
                                 MARCH 31,  REMAINDER                                  2009 AND      TOTAL
SOURCE OF FAIR VALUE               2005      OF 2005    2006      2007      2008      THEREAFTER   FAIR VALUE
--------------------             ---------  ---------  ------   --------   --------   ----------   ----------
                                                                (IN MILLIONS)
Prices actively quoted........   $   (47)   $     10   $    4   $      2   $      1    $      2    $    (28)
Prices provided by other
  external sources............        14         (13)       4          9          -           -          14
Prices based on models and
  other valuation methods.....         8           -       (9)        (4)        12           5          12
                                 -------    --------   ------   --------   --------    --------    --------
  Total.......................   $   (25)   $     (3)  $   (1)  $      7   $     13    $      7    $     (2)
                                 =======    ========   ======   ========   ========    ========    ========

      For information regarding "prices actively quoted," "prices provided by other external sources" and "prices based on models and other valuation methods," see discussion above related to non-trading derivative assets and liabilities.

     The following table sets forth our consolidated realized and unrealized trading margins:

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                            -------------------------------
                                                                                2003                2004
                                                                            ----------           ----------
                                                                                     (IN MILLIONS)

Realized................................................................    $   (175)            $     (2)
Unrealized..............................................................          92                    5
                                                                            --------             --------
  Total.................................................................    $    (83)            $      3
                                                                            ========             ========

      Below is an analysis of our net consolidated trading assets and liabilities:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                    2003               2004
                                                                                  --------          ----------
                                                                                          (IN MILLIONS)

Fair value of contracts outstanding, beginning of period......................    $    199         $     (1)
Net assets transferred to non-trading derivatives due to implementation
  of EITF No. 02-03...........................................................         (93)              -
Other net assets transferred to non-trading derivatives.......................         (10)              -
Net assets recorded to cumulative effect under EITF No. 02-03.................         (63)              -
Contracts realized or settled.................................................         175                2
Changes in fair values attributable to market price and other market changes..         (74)              (3)
  Fair value of contracts outstanding, end of period..........................
                                                                                  --------         --------
Total.........................................................................    $    134         $     (2)
                                                                                  ========         ========

      We primarily assess the risk of our trading positions using a value-at-risk method, in order to maintain our total exposure within authorized limits. Value-at-risk is the potential loss in value of trading positions due to adverse market movements over a defined time period within a specified confidence level. We utilize the parametric variance/covariance method with delta/gamma approximation to calculate value-at-risk. Our value-at-risk model utilizes the following assumptions: (a) a confidence level for natural gas and petroleum products of 95% and for power products of 99% and (b) a holding period for natural gas and petroleum products generally of two days and for power products of 5 to 20 days based on the risk profile of the portfolio.

      The following table presents the daily value-at-risk for substantially all of our trading positions for our continuing operations for the indicated periods in 2003 and 2004:

                                                                                2003 (1)       2004
                                                                                --------     ---------
                                                                                     (IN MILLIONS)
As of March 31..............................................................    $     10     $      1
Three months ended March 31:
    Average.................................................................          11            4
    High....................................................................          35           11
    Low.....................................................................           6            1

--------------

(1) There was a short-term increase in value-at-risk during February 2003 due to volatility in the natural gas market. As a result, we realized a trading loss related to certain of our natural gas trading positions of approximately $80 million pre-tax during the three months ended March 31, 2003. In March 2003, we discontinued our proprietary trading business. Trading positions taken prior to our decision to exit this business are managed solely for purposes of closing them on acceptable terms.

CREDIT RISK

      Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. Credit risk is inherent in our commercial activities.

      The following table includes: derivative assets and accounts receivable, after taking into consideration netting within each contract and any master netting contracts with counterparties, as of March 31, 2004:

                                               EXPOSURES         CREDIT       EXPOSURE      NUMBER OF       NET EXPOSURE OF
                                                 BEFORE        COLLATERAL      NET OF     COUNTERPARTIES    COUNTERPARTIES
CREDIT RATING EQUIVALENT                       COLLATERAL       HELD (1)     COLLATERAL        > 10%             >10%
------------------------                       ----------     -----------    ----------   --------------    ---------------
                                                                             (IN MILLIONS)
Investment grade............................   $      287     $        13    $      274              -       $         -
Non-investment grade........................           53              28            25              -                 -
No external ratings (2):
   Internally rated - Investment grade......          112               -           112              -                 -
   Internally rated - Non-investment grade..          306               -           306              1                126
                                               ----------     -----------    ----------   ------------       ------------
  Total.....................................   $      758     $        41    $      717              1       $        126
                                               ==========     ===========    ==========   ============       ============

------------

(1)   Collateral consists of cash and standby letters of credit.

(2) For unrated counterparties, we perform credit analyses, considering (a) contractual rights and restrictions, (b) status of financial condition determined through review of financial statements, (c) credit support, such as parent company guarantees, and (d) other factors, to create an internal credit rating.

      As of December 31, 2003 and March 31, 2004, one non-investment grade counterparty represented 18% of our total credit exposure, net of collateral. The dollar amounts of our credit exposure to this one counterparty were $113 million and $126 million as of December 31, 2003 and March 31, 2004, respectively. There were no other counterparties representing greater than 10% of our total credit exposure, net of collateral.

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

CHANGES IN INTERNAL CONTROLS

      In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      For information in response to this item, see (a) note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 and (b) notes 11 and 12 to our interim financial statements included in this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      See Index of Exhibits.

(b)   Reports on Form 8-K.

-     Current Report (items 5 and 7) on Form 8-K dated January 16, 2004;

- Current Report (item 9) on Form 8-K dated January 28, 2004 (consolidated interim financial statements of Orion Power Holdings, Inc., a wholly-owned subsidiary);

- Current Report (item 9) on Form 8-K dated January 28, 2004 (consolidated interim financial statements of Orion Power Holdings, Inc., a wholly-owned subsidiary);

-     Current Report (item 12) on Form 8-K dated February 17, 2004;

-     Current Report (items 5 and 7) on Form 8-K dated April 8, 2004;

-     Current Report (items 5 and 7) on Form 8-K dated April 26, 2004; and

-     Current Report (item 12) on Form 8-K dated May 5, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    RELIANT ENERGY, INC.
                                                        (Registrant)

                                               By: /s/ Thomas C. Livengood
                                                  -----------------------------
MAY 6, 2004                                          Thomas C. Livengood
                                                VICE PRESIDENT AND CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX OF EXHIBITS

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                                                      SEC FILE OR
 EXHIBIT                                                 REPORT OR REGISTRATION       REGISTRATION      EXHIBIT
 NUMBER                   DOCUMENT DESCRIPTION                 STATEMENT                NUMBER         REFERENCE
 ------                   --------------------                 ---------                ------         ---------
  3.1    Restated Certificate of Incorporation          Reliant Energy, Inc.'s          333-48038         3.1
                                                        Registration Statement on
                                                        Form S-1, dated October
                                                        16, 2000

  3.2    Amended and Restated Bylaws                    Reliant Energy, Inc.'s            1-16455           3
                                                        Quarterly Report on Form
                                                        10-Q for the Quarterly
                                                        Period Ended March 31, 2001

  3.3    Certificate of Ownership and Merger            Reliant Energy, Inc.'s            1-16455         3.1
         merging a wholly-owned subsidiary into         Current Report on Form 8-K
         registrant pursuant to Section 253             dated April 26, 2004
         of the General Corporation
         Law of the state of Delaware and as
         became effecitve as of April 26, 2004

+12.1 Reliant Energy, Inc. and Subsidiaries Ratio of Earnings from Continuing Operations to Fixed Charges

+31.1    Certification of the Chairman and Chief
         Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

+31.2 Certification of the Executive Vice President and Chief Financial Officer Pursuant to
         Section 302 of the Sarbanes Oxley Act of 2002

+32.1    Certification of Chairman and Chief Executive
         Officer of Reliant Energy, Inc.
         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title
         18, United States Code)

+32.2    Certification of Executive Vice President and
         Chief Financial Officer of Reliant Energy,
         Inc. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections
         (a) and (b) of Section 1350, Chapter 63 of
         Title 18, United States Code)

+99.1    Reliant Energy, Inc.'s (formerly Reliant
         Resources, Inc.) note 15 to its consolidated financial statements included in its Annual
         Report on Form 10-K for the year ended
         December 31, 2003

+99.2 Preferability Letter of Deloitte & Touche LLP relating to change in method of accounting for planned major maintenance