Form 10-Q
period 2004-06-30
RELIANT ENERGY INC
filed 2004-08-04
CIK 1126294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-16455

RELIANT ENERGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0655566
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Main Street

Houston, Texas 77002

(Address of Principal Executive Offices) (Zip Code)

(713) 497-3000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

As of August 2, 2004, the last practicable date for determination, Reliant Energy, Inc. had 298,339,179 shares of common stock outstanding, excluding 1,464,821 shares held by the registrant as treasury stock.

RELIANT ENERGY, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

i

Cautionary Statement Regarding Forward-Looking Information

When we make statements containing projections, estimates or assumptions about our revenues, income and other financial items, our plans for the future, future economic performance, transactions for the sale of parts of our operations and financings related thereto, we are making “forward-looking statements.” Forward-looking statements relate to future events and anticipated revenues, earnings, business strategies, competitive position or other aspects of our operations or operating results. In many cases you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Although we believe that the expectations and the underlying assumptions reflected in our forward-looking statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are not guarantees of future performance or events. Such statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

Among other things, the matters described in (a) (i) “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in Item 7 and (ii) note 15 to our consolidated financial statements, each included in our Annual Report on Form 10-K for the year ended December 31, 2003 (Form 10-K), (b) (i) notes 11 and 12 to our interim financial statements and (ii) “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (First Quarter Form 10-Q) and (c) (i) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) notes 12 and 13 to our interim financial statements could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Revenues (including $(3,958), $(6,417), $1,501 and $(14,069) unrealized (losses) gains)	$2,227,546	$2,686,224	$3,928,978	$5,203,748
Trading margins	(5,418)	12,384	(2,660)	(71,299)

Total	2,222,128	2,698,608	3,926,318	5,132,449

Expenses:
Fuel and cost of gas sold (including $(514), $(1,594), $7,108 and $(8,017) unrealized (losses) gains)	486,930	294,828	736,391	640,295
Purchased power (including $(67,146), $(5,166), $(58,796) and $(7,057) unrealized losses)	1,280,932	1,896,108	2,279,399	3,542,448
Accrual for payment to CenterPoint Energy, Inc.	—	—	1,658	46,700
Operation and maintenance	233,511	243,097	465,723	454,733
Selling and marketing	21,261	29,044	38,927	48,553
Bad debt expense	11,564	19,798	20,308	36,844
Other general and administrative	44,222	73,987	100,263	131,819
Depreciation	122,906	81,478	223,693	157,310
Amortization	10,916	7,839	19,345	16,915

Total	2,212,242	2,646,179	3,885,707	5,075,617

Operating Income	9,886	52,429	40,611	56,832

Other Income (Expense) :
(Losses) gains from investments, net	(496)	211	(665)	1,855
Loss of equity investments	(8,783)	(2,390)	(9,588)	(3,599)
Loss on sales of receivables	(10,063)	(4,039)	(19,250)	(7,874)
Other, net	3,117	2,061	3,877	2,860
Interest expense	(104,010)	(101,064)	(200,628)	(184,153)
Interest income	7,405	5,002	12,531	19,133

Total other expense	(112,830)	(100,219)	(213,723)	(171,778)

Loss from Continuing Operations Before Income Taxes	(102,944)	(47,790)	(173,112)	(114,946)
Income tax benefit	(33,654)	(13,681)	(57,835)	(31,899)

Loss from Continuing Operations	(69,290)	(34,109)	(115,277)	(83,047)
(Loss) income from discontinued operations before income taxes	(6,642)	52,728	(8,900)	(315,220)
Income tax (benefit) expense	(4,256)	25,390	(6,840)	35,989

(Loss) income from discontinued operations	(2,386)	27,338	(2,060)	(351,209)

Loss Before Cumulative Effect of Accounting Changes	(71,676)	(6,771)	(117,337)	(434,256)
Cumulative effect of accounting changes, net of tax	$—	$862	$7,290	$(24,055)

Net Loss	$(71,676)	$(5,909)	$(110,047)	$(458,311)

Basic and Diluted (Loss) Earnings per Share:
Loss from continuing operations	$(0.23)	$(0.12)	$(0.39)	$(0.28)
(Loss) income from discontinued operations, net of tax	(0.01)	0.10	—	(1.21)

Loss before cumulative effect of accounting changes	(0.24)	(0.02)	(0.39)	(1.49)
Cumulative effect of accounting changes, net of tax	—	—	0.02	(0.08)

Net loss	$(0.24)	$(0.02)	$(0.37)	$(1.57)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$155,285	$146,244
Restricted cash	192,283	234,113
Accounts and notes receivable, principally customer, net of allowance of $40,849 and $73,940	532,567	569,403
Notes receivable related to receivables facility	414,867	393,822
Net California receivables subject to refund	—	198,609
Inventory	251,004	266,430
Trading and derivative assets	518,864	493,046
Margin deposits on energy trading and hedging activities	294,020	76,871
Prepayments and other current assets	281,091	245,787
Current assets of discontinued operations	58,203	65,327

Total current assets	2,698,184	2,689,652

Property, plant and equipment, gross	8,723,172	8,695,694
Accumulated depreciation	(857,039)	(705,149)

Property, Plant and Equipment, net	7,866,133	7,990,545

Other Assets:
Goodwill	435,534	482,534
Other intangibles, net	667,975	650,549
Net California receivables subject to refund	224,000	—
Equity investments	84,639	95,223
Trading and derivative assets	234,312	199,716
Prepaid lease	214,275	217,781
Restricted cash	29,812	36,916
Other	320,614	327,904
Long-term assets of discontinued operations	654,752	617,828

Total other assets	2,865,913	2,628,451

Total Assets	$13,430,230	$13,308,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$365,379	$391,403
Accounts payable, principally trade	642,819	509,499
Trading and derivative liabilities	349,208	348,614
Margin deposits from customers on energy trading and hedging activities	7,007	36,136
Retail customer deposits	59,504	57,279
Accrual for payment to CenterPoint Energy, Inc.	176,658	175,000
Other	409,656	419,748
Current liabilities of discontinued operations	40,541	61,112

Total current liabilities	2,050,772	1,998,791

Other Liabilities:
Accumulated deferred income taxes	389,029	454,593
Trading and derivative liabilities	296,445	208,689
Benefit obligations	129,663	127,710
Other	353,089	352,662
Long-term liabilities of discontinued operations	895,641	880,570

Total other liabilities	2,063,867	2,024,224

Long-term Debt	5,002,852	4,913,834

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 299,804,000 issued)	61	61
Additional paid-in capital	5,808,789	5,841,438
Treasury stock at cost, 2,460,225 and 5,212,017 shares	(42,373)	(89,769)
Retained deficit	(1,448,625)	(1,338,578)
Accumulated other comprehensive loss	(3,269)	(31,812)
Accumulated other comprehensive loss from discontinued operations	(1,844)	(9,541)

Stockholders’ equity	4,312,739	4,371,799

Total Liabilities and Stockholders’ Equity	$13,430,230	$13,308,648

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(110,047)	$(458,311)
Loss from discontinued operations	2,060	351,209

Net loss from continuing operations and cumulative effect of accounting changes	(107,987)	(107,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting changes	(7,290)	24,055
Depreciation and amortization	243,038	174,225
Deferred income taxes	(63,530)	(70,821)
Net unrealized gains on trading energy derivatives	(16,308)	(18,322)
Net unrealized losses on non-trading energy derivatives	50,187	29,143
Net amortization of contractual rights and obligations	2,471	11,602
Amortization of deferred financing costs	16,498	22,083
Accrual for payment to CenterPoint Energy, Inc.	1,658	46,700
Other, net	27,827	13,793
Changes in other assets and liabilities:
Restricted cash	48,934	13,702
Accounts and notes receivable and unbilled revenue, net	(184,801)	(17,197)
Cash proceeds from receivables facility, net	94,000	105,000
Inventory	16,040	19,728
Margin deposits on energy trading and hedging activities, net	(246,278)	89,036
Net non-trading derivative assets and liabilities	21,252	(67,920)
Prepaid lease obligation	3,506	2,537
Other current assets	(50,564)	(51,042)
Other assets	(49,932)	(91,495)
Accounts payable	133,138	(12,128)
Taxes payable/receivable	50,161	91,655
Other current liabilities	6,819	15,831
Other liabilities	14,822	16,628

Net cash provided by continuing operations from operating activities	3,661	239,691
Net cash provided by (used in) discontinued operations from operating activities	19,413	(30,332)

Net cash provided by operating activities	23,074	209,359

Cash Flows from Investing Activities:
Capital expenditures	(109,357)	(349,270)
Restricted cash	—	(217,074)
Other, net	11,394	2,250

Net cash used in continuing operations from investing activities	(97,963)	(564,094)
Net cash used in discontinued operations from investing activities	(2,041)	(7,003)

Net cash used in investing activities	(100,004)	(571,097)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	319,902
Payments of long-term debt	(78,379)	(27,826)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	151,050	(740,021)
Payments of financing costs	(654)	(139,092)
Other, net	17,708	1,908

Net cash provided by (used in) continuing operations from financing activities	89,725	(585,129)
Net cash used in discontinued operations from financing activities	(3,754)	(8,372)

Net cash provided by (used in) financing activities	85,971	(593,501)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	5,861

Net Change in Cash and Cash Equivalents	9,041	(949,378)
Cash and Cash Equivalents at Beginning of Period	146,244	1,114,850

Cash and Cash Equivalents at End of Period	$155,285	$165,472

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$187,088	$201,887
Income taxes paid (net of income tax refunds received) for continuing operations	$(53,578)	$(49,424)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

Background

As used in this Form 10-Q, “Reliant Energy” refers to Reliant Energy, Inc. and “we,” “us” and “our” refer to Reliant Energy, Inc. and its consolidated subsidiaries.

Our business operations provide electricity and related services to retail customers (including acquiring and managing the related supply) primarily in Texas and generate and sell electricity and other related services in wholesale energy markets in various regions of the United States. For information regarding our reportable segments, see note 15.

This Form 10-Q includes our consolidated interim financial statements and notes (interim financial statements). The interim financial statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with (a) our audited consolidated financial statements and notes included in our Form 10-K and (b) our unaudited interim financial statements and notes included in our First Quarter Form 10-Q.

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

Adjustments and Reclassifications. In May 2004, we signed an agreement to sell 770 megawatts (MW) of generation assets located in upstate New York (hydropower plants) for $900 million in cash, subject to certain closing adjustments. We are reporting the operations of the hydropower plants as discontinued operations and, accordingly, have reclassified amounts for all periods. See notes 5 and 16 for further discussion.

The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion to present fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for energy and energy services, changes in energy commodity prices, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors.

We have reclassified certain amounts reported in this Form 10-Q from prior periods to conform to the 2004 presentation of financial statements. These reclassifications had no impact on reported earnings.

We have reclassified general and administrative expenses and operation and maintenance expenses from prior year’s presentation. Other general and administrative expenses in the consolidated statements of operations include (a) corporate and administrative services (including management services, financial and accounting, cash management and treasury support, certain legal costs, information technology system support, communications, office management and human resources), (b) regulatory costs and (c) certain benefit costs.

Restructuring Costs. Throughout 2004, we intend to continue to identify, evaluate and pursue opportunities to restructure our business operations in order to increase our efficiency, reduce our costs and reduce our liquidity and capital requirements. We will incur short-term costs in the form of severance payments, information technology systems investments, costs and write-offs related to corporate leases and other restructuring costs as part of our efforts to reduce our cost structure. During the three and six months ended June 30, 2004, we incurred $7 million and $28 million, respectively, in severance costs, which are included in operation and maintenance, selling and marketing and other general and administrative expenses in our consolidated statements of operations. The majority of these costs have been paid and $2 million is accrued in our consolidated balance sheet as of June 30, 2004. See note 5 for a discussion of write-downs of property, plant and equipment. In addition, severance costs and other restructuring costs are expected to be incurred in the remainder of 2004 and in 2005 and 2006.

FIN No. 46R. In January 2004, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, which modified certain criteria in determining which entities should be considered as variable interest entities. The adoption had no impact on our financial statements. The application of FIN No. 46R continues to evolve as the FASB continues to address issues submitted for consideration. We will continue to assess our application of clarified or revised guidance related to FIN No. 46R.

Changes in Estimates for Retail Energy Sales and Costs. Our revenues and the related energy supply costs are based on (a) our estimates of customer usage and (b) initial usage information provided by the Electric Reliability Council of Texas (ERCOT) Independent System Operator (ISO) and the PJM Interconnection, LLC relating to customer meter reading data provided by third parties. Upon receipt of actual or updated usage data from the ERCOT ISO and PJM Interconnection, LLC, we revise the estimates and record any resulting changes in the period when the information becomes available. As of June 30, 2004 and December 31, 2003, we recorded unbilled revenues, based on our estimates, of $385 million and $290 million, respectively, for retail energy sales.

During the three months ended June 30, 2004 and 2003, we recognized in gross margin $1 million and $11 million of expense, respectively, and during the six months ended June 30, 2004 and 2003, we recognized in gross margin $10 million of expense and $1 million of income, respectively, resulting from revisions to prior period estimates related to customer usage in ERCOT and PJM Interconnection, LLC (collectively referred to as “market usage adjustments”).

EITF No. 03-11. Prior to October 1, 2003, we generally recorded revenues, fuel and cost of gas sold, and purchased power related to sale and purchase contracts designated as hedges on a gross basis in the delivery period. Thereafter, we began to record certain transactions on a net basis, including the settlement of sales and purchases of fuel and purchased power related to our non-trading energy derivative activities that were not physically delivered. The change in accounting treatment resulted in a $521 million and $955 million decrease in revenues and a corresponding $521 million and $955 million decrease in fuel and cost of gas sold and purchased power for the three and six months ended June 30, 2004, respectively. We believe the application of Emerging Issues Task Force (EITF) Issue No. 03-11 will continue to result in a significant amount of our non-trading energy derivative activities being reported on a net basis prospectively that were previously reported on a gross basis. EITF No. 03-11 has no impact on margins or net income. Reclassification of periods prior to October 1, 2003 is not required and it is not practicable for us to do so.

(2) Cumulative Effect of Change in Accounting Principle

Prior to January 1, 2004, we recognized repair and maintenance costs for power generation assets acquired prior to December 31, 1999, under the “accrue-in-advance” method. Under the accrue-in-advance method, we estimated the costs of planned major maintenance and accrued the related expense over the maintenance cycle, which ranges from two to 12 years. Effective January 1, 2004, we began expensing these costs as incurred. Such change conforms our accounting for all major maintenance costs to a method that we believe is preferable in the circumstances. As a result of this change in accounting method, we (a) recognized a cumulative effect of an accounting change resulting in an increase in net income of $7 million, net of tax of $3 million, (or $0.02 per diluted share) for the six months ended June 30, 2004, (b) decreased long-term liabilities by $10 million and (c) decreased deferred tax assets by $3 million.

(3) Stock-based Compensation Plans and Retirement Plans

(a) Stock-based Compensation Plans.

We apply the intrinsic value method of accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).

In March 2004, the FASB issued a proposed statement that would eliminate the ability to account for share-based compensation transactions using APB No. 25 and would generally require that such transactions be accounted for using a fair value based method. The FASB’s current technical plan is for the final statement to be issued in the fourth quarter of 2004 and to be effective for us beginning January 1, 2005; however, such schedules are sometimes delayed.

If employee stock-based compensation costs had been expensed based on the fair value (determined using the Black-Scholes model) method of accounting applied to all stock awards, our net loss and per share amounts would have approximated the following pro forma results for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions, except per share amounts)
Net loss, as reported	$(72)	$(6)	$(110)	$(458)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	4	4	6	5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(16)	(11)	(25)

Pro forma net loss	$(73)	$(18)	$(115)	$(478)

Loss per share:
Basic and diluted, as reported	$(0.24)	$(0.02)	$(0.37)	$(1.57)

Basic and diluted, pro forma	$(0.25)	$(0.06)	$(0.39)	$(1.64)

(b) Retirement Plans.

Net benefit cost for our qualified retirement plans includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$2.0	$1.9	$0.7	$0.7
Interest cost	1.1	1.0	1.1	0.9
Expected return on plan assets	(0.8)	(0.5)	—	—
Curtailment	(0.2)	—	—	—
Net amortization	0.3	0.2	0.4	0.3

Net benefit cost	$2.4	$2.6	$2.2	$1.9

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$4.0	$3.8	$1.4	$1.4
Interest cost	2.2	2.0	2.2	1.8
Expected return on plan assets	(1.6)	(1.0)	—	—
Curtailment	(0.2)	—	—	—
Net amortization	0.6	0.4	0.8	0.6

Net benefit cost	$5.0	$5.2	$4.4	$3.8

Pension expense associated with our non-qualified pension plan was $0 and $1 million during the three months ended June 30, 2004 and 2003, respectively, and $3 million and $1 million during the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, we recognized an accounting settlement charge of $2 million (pre-tax) related to distributions paid.

We expect cash contributions to our pension plans for continuing operations will be approximately $12 million during 2004. As of June 30, 2004, we had contributed $5 million.

(4) Comprehensive Income (Loss)

The following table summarizes the components of total comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Net loss	$(72)	$(6)	$(110)	$(458)
Other comprehensive income (loss), net of tax:
Changes in minimum pension liability	1	—	1	—
Foreign currency translation adjustments	—	1	—	1
Deferred gain from cash flow hedges	9	8	40	47
Reclassification of net deferred loss from cash flow hedges realized in net loss	(17)	(6)	(13)	(2)
Unrealized loss on available-for-sale securities	—	—	—	(1)
Comprehensive income (loss) resulting from discontinued operations	10	2	8	(37)

Comprehensive loss	$(69)	$(1)	$(74)	$(450)

(5) Goodwill and Property, Plant and Equipment

We evaluate goodwill annually (in November) and goodwill and property, plant and equipment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

May 2004 Goodwill Impairment Test Related to our Wholesale Energy Segment. In May 2004, we signed an agreement to sell 770 MW of generation assets. Generally accepted accounting principles require us to allocate a portion of the goodwill in the wholesale energy reporting unit to the assets being sold on a relative fair value basis as of May 2004 in order to compute the gain on disposal. We have allocated an estimated $47 million of the $430 million of goodwill formerly recorded for our wholesale energy reporting unit to the assets being sold. After giving effect to this allocation, the goodwill for our wholesale energy reporting unit as of June 30, 2004 is $383 million and $435 million for Reliant Energy as a whole. For additional information, see note 16.

As of May 2004, we also tested the recoverability of goodwill in our remaining wholesale energy reporting unit and determined that no impairment had occurred. For additional information regarding the process and assumptions used in our impairment tests for 2003 and 2002, see note 6 to our consolidated financial statements included in our Form 10-K. The significant assumptions used in the May 2004 test are consistent with our November 2003 annual impairment test assumptions, which were previously disclosed.

Property, Plant and Equipment. We performed impairment analyses of certain assets of our wholesale energy reporting unit’s property, plant and equipment as of June 30, 2004. In conjunction with those tests, we recorded no impairments. During the three months ended June 30, 2004 and 2003, we recognized $24 million and $7 million, respectively, and during the six months ended June 30, 2004 and 2003, we recognized $36 million and $7 million, respectively, in depreciation expense related to early retirements and write-downs of certain property, plant and equipment.

Potential Future Impairments of Property, Plant and Equipment. We are currently evaluating the continued use of certain information technology systems, which have a net book value of approximately $20 million as of June 30, 2004.

See note 13 for discussion of possible impairment of a subsidiary’s generation assets.

(6) Derivative Instruments, Including Energy Trading Activities

Trading and derivative assets and liabilities at June 30, 2004 and December 31, 2003 include amounts for non-trading and trading activities, as follows:

	Assets		Liabilities		Net Assets (Liabilities)
	Current	Long-term	Current	Long-term
	(in millions)
June 30, 2004:
Non-trading activities:
Cash flow hedges:
Commodity	$1,065	$430	$(875)	$(474)	$146
Interest	—	—	(13)	(5)	(18)

Total	1,065	430	(888)	(479)	128
Derivatives marked to market through earnings	604	142	(599)	(186)	(39)

Total	1,669	572	(1,487)	(665)	89

Trading activities	964	559	(976)	(528)	19

Set-off adjustments	(2,114)	(897)	2,114	897	—

Total	$519	$234	$(349)	$(296)	$108

December 31, 2003:
Non-trading activities:
Cash flow hedges:
Commodity	$828	$284	$(668)	$(304)	$140
Interest	—	3	(17)	(14)	(28)

Total	828	287	(685)	(318)	112
Derivatives marked to market through earnings	404	58	(384)	(54)	24

Total	1,232	345	(1,069)	(372)	136

Trading activities	1,094	529	(1,113)	(511)	(1)

Set-off adjustments	(1,833)	(674)	1,833	674	—

Total	$493	$200	$(349)	$(209)	$135

(a) Non-Trading Derivative Activities.

Pre-tax income (loss) of our non-trading derivative instruments, including non-trading energy derivatives and interest rate derivatives, for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Non-trading energy derivative instruments:
Hedge ineffectiveness (1)	$1	$(1)	$2	$(13)
Other net unrealized (losses) gains (2)	(73)	(12)	(52)	(16)
Interest rate derivative instruments:
Hedge ineffectiveness (1)	—	—	—	(2)
Other net unrealized losses (2)	(5)	(9)	(12)	(9)

Total	$(77)	$(22)	$(62)	$(40)

(1)	For the three and six months ended June 30, 2004 and 2003, no component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness.
(2)	Includes $0 for the three and six months ended June 30, 2004 and 2003, of income/losses recognized in our results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of June 30, 2004 and December 31, 2003, the maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding the payment of variable interest on existing financial instruments, is 8 years and 9 years, respectively. As of June 30, 2004 and December 31, 2003, the maximum length of time we are hedging our exposure to the payment of variable interest rates is 3 years and 4 years, respectively. As of June 30, 2004, we expect $42 million of gains netted in accumulated other comprehensive loss to be reclassified into net income (loss) during the period from July 1, 2004 to June 30, 2005.

(b) Energy Trading Activities.

In March 2003, we discontinued our proprietary trading business. Trading positions taken prior to our decision to exit this business are managed solely for purposes of closing them on acceptable terms. Realized and unrealized gains (losses) included in trading margins are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004		2003
	(in millions)
Realized (losses) gains	$(16)	$86	$(18)		$(89)
Unrealized gains (losses)	11	(74)	16		18

Trading margins	$(5)	$12	$(2	)(1)	$(71	)(2)

(1)	During the six months ended June 30, 2004, we did not recognize any income/loss for changes in the fair values of trading assets/liabilities due to changes in valuation techniques and assumptions.
(2)	During the six months ended June 30, 2003, we recognized a $1 million loss for changes in the fair values of trading assets/liabilities due to changes in valuation techniques and assumptions.

(7) Credit Facilities and Debt

The following table sets forth our debt outstanding to third parties as of June 30, 2004 and December 31, 2003:

	June 30, 2004			December 31, 2003
	Weighted Average Contractual Interest Rate (1)	Long-term	Current (2)	Weighted Average Contractual Interest Rate (1)	Long-term	Current (2)
	(in millions, except interest rates)
Banking or Credit Facilities, Bonds and Notes
Reliant Energy:
Senior secured term loans	5.33%	$1,785	$—	5.27%	$1,785	$—
Senior secured revolver	5.41	319	—	5.58	183	—
Senior secured notes – 2010	9.25	550	—	9.25	550	—
Senior secured notes – 2013	9.50	550	—	9.50	550	—
Convertible senior subordinated notes	5.00	275	—	5.00	275	—
Orion Power Holdings and Subsidiaries:
Orion Power Holdings senior notes	12.00	400	—	12.00	400	—
Orion MidWest term loan	4.45	283	49	3.93	312	91
Orion MidWest revolving working capital facility	6.25	—	15	—	—	—
Liberty credit agreement:
Floating rate debt (3)	4.25	—	97	2.40	—	97
Fixed rate debt (3)	9.02	—	165	9.02	—	165
PEDFA bonds for Seward plant	1.13	400	—	1.27	400	—
REMA term loans	4.22	21	14	4.19	28	14
Reliant Energy Channelview, L.P.:
Term loans and revolving working capital facility:
Floating rate debt	2.86	279	9	2.54	283	7
Fixed rate debt	9.55	75	—	9.55	75	—

Total facilities, bonds and notes (4)		4,937	349		4,841	374

Other
Adjustment to fair value of debt (5)	—	53	8	—	58	8
Adjustment to fair value of interest rate swaps (5) (6)	—	16	8	—	20	8
Adjustment to fair value of debt due to warrants	—	(4)	(2)	—	(6)	(2)
Other	3.13	1	2	5.41	1	3

Total other debt		66	16		73	17

Total debt		$5,003	$365		$4,914	$391

(1)	The weighted average contractual interest rates are for borrowings outstanding as of June 30, 2004 or December 31, 2003, as applicable.
(2)	Includes amounts due within one year of the date noted and loans outstanding under revolving and working capital facilities classified as current liabilities. See sub-footnote 3 below.
(3)	The entire balance outstanding under this credit agreement has been classified as current as of June 30, 2004 and December 31, 2003. Included in the outstanding amount as of June 30, 2004 and December 31, 2003, is $7 million and $2 million, respectively, of presently due scheduled principal payments, for which no payment has been made. The scheduled principal payments totaled approximately $2 million in each of October 2003, January 2004 and April 2004. In addition, no payment has been made for the $2 million principal payment scheduled for July 2004. As interest payments were not made when due, additional interest will be charged on the past due interest amounts. Of the amount shown as current under the Liberty credit agreement, $9 million, excluding the $7 million, which is past due, matures within 12 months of June 30, 2004. See note 13.
(4)	As of June 30, 2004 and December 31, 2003, we have classified the following debt amounts as discontinued operations (each respectively): (a) Orion Power New York, L.P. (Orion New York) credit facility – $330 million and $333 million and (b) Orion Power MidWest, L.P. (Orion MidWest) credit facility – $485 million and $482 million. See note 16.
(5)	Debt and interest rate swaps acquired in the Orion Power acquisition were adjusted to fair market value as of the acquisition date. “Orion Power” refers to Orion Power Holdings, Inc. (Orion Power Holdings) and its subsidiaries, unless we specify or the context indicates otherwise. Included in the adjustment to fair value of debt is $61 million and $66 million related to the Orion Power Holdings senior notes as of June 30, 2004 and December 31, 2003, respectively. Included in the adjustment to fair value of interest rate swaps is $24 million and $28 million related to the Orion MidWest credit facility as of June 30, 2004 and December 31, 2003, respectively. Included in interest expense is amortization of $3 million and $2 million for valuation adjustments for debt and $2 million and $3 million for valuation adjustments for interest rate swaps, respectively, for the three months ended June 30, 2004 and 2003, respectively. Included in interest expense is amortization of $5 million and $4 million for valuation adjustments for debt and $4 million and $7 million for valuation adjustments for interest rate swaps, respectively, for the six months ended June 30, 2004 and 2003. These valuation adjustments are being amortized over the respective remaining terms of the related financial instruments.
(6)	The adjustment to fair value of interest rate swaps related to the Orion New York credit facility and the related amortization of the adjustment to interest expense have been classified as discontinued operations. See note 16.

The following table provides a summary of the amounts owed and amounts available from our continuing operations as of June 30, 2004, under our various committed credit facilities, bonds and notes:

	Total Committed Credit		Drawn Amount	Letters of Credit		Unused Amount		Commitments Expiring By June 30, 2005	Principal Amortization and Commitment Expiration Date
	(in millions)
Reliant Energy:
Senior secured term loans	$1,785		$1,785	$—		$—		$—	March 2007
Senior secured revolver	2,100		319	1,076	(1)	705		—	March 2007
Senior secured notes – 2010	550		550	—		—		—	July 2010
Senior secured notes – 2013	550		550	—		—		—	July 2013
Convertible senior subordinated notes	275		275	—		—		—	August 2010
Orion Power Holdings and Subsidiaries:
Orion Power Holdings senior notes	400		400	—		—		—	May 2010
Orion MidWest term loan	332		332	—		—		21	September 2004 – October 2005
Orion MidWest revolving working capital facility	75		15	13		47		—	October 2005
Liberty credit agreement	284		262	17		5	(2)	9	July 2004 – April 2026
PEDFA bonds for Seward plant	400		400	—		—		—	December 2036
REMA term loans	35		35	—		—		14	July 2004 – July 2006
Reliant Energy Channelview, LP:
Term loans and revolving working capital facility	376		363	—		13		9	July 2004 – July 2024

Total	$7,162	(3)	$5,286	$1,106		$770		$53

(1)	Included in this amount is $407 million of letters of credit outstanding that support the $400 million of Pennsylvania Economic Development Financing Authority (PEDFA) bonds related to the Seward Plant
(2)	This amount is currently not available to Liberty Electric PA, LLC and Liberty Electric Power, LLC. See note 13.
(3)	As of June 30, 2004, committed credit facilities and notes aggregating $710 million were unsecured

(8) Receivables Facility

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

The qualified special purpose entity (QSPE) is a separate entity and its assets will be available first and foremost to satisfy the claims of its creditors. The following table details the outstanding receivables that have been sold and the corresponding notes receivable from the QSPE, which have been reflected in our consolidated balance sheets:

	June 30, 2004	December 31, 2003
	(in millions)
Accounts receivable sold	$646	$528
Notes receivable from QSPE	(415)	(394)
Equity contributed to QSPE	(19)	(16)

Funding outstanding (1)	212	118
Maximum amount under the receivables facility	350	350

Unused amount	$138	$232

(1)	The amount of funding available to us under the receivables facility fluctuates based on the amount of eligible receivables available and by the performance of the receivables portfolio.

We service the receivables and received a fee of 0.4% and 0.5% of cash collected during the six months ended June 30, 2004 and 2003, respectively. The following table details the servicing fee income and costs associated with the sale of receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Service fee income	$4	$3	$9	$6
Interest income	4	2	7	4
Loss on sale of receivables	(10)	(4)	(19)	(8)

Net	$(2)	$1	$(3)	$2

Prior to their sale, the book value of the accounts receivable is offset by the amount of the allowance for doubtful accounts, sales tax related to the receivable and customer security deposits. In calculating the loss on sale for the six months ended June 30, 2004 and 2003, an average discount rate of 7.41% and 5.78%, respectively, was applied to projected cash collections over a 6-month period. Our collection experience indicates that we can expect 98% of the accounts receivable to be collected within a 6-month period.

The receivables facility expires on September 28, 2004. We plan to renew this facility. However, if the receivables facility is not renewed, the collections from the receivables purchased will repay the financial institutions’ investment and no new receivables will be purchased.

(9) Stockholders’ Equity

(a) Common Stock Activity.

The following table describes our common stock activity for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(shares in thousands)
Shares of common stock outstanding, net of treasury stock, beginning of period	295,651	292,132	294,592	290,605
Shares issued to employees under our employee stock purchase plan	—	—	764	718
Shares issued to our savings plans	—	—	5	726
Shares issued under our long-term incentive plans	1,693	162	1,983	245

Shares of common stock outstanding, net of treasury stock, end of period	297,344	292,294	297,344	292,294

During July 2004, we transferred 817,000 shares of treasury stock to employees under our employee stock purchase plan.

(b) Treasury Stock Issuances and Transfers.

The following table describes the changes in the number of shares of our treasury stock for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(shares in thousands)
Shares of treasury stock, beginning of period	4,153	7,672	5,212	9,199
Shares of treasury stock issued to employees under our employee stock purchase plan	—	—	(764)	(718)
Shares of treasury stock issued to our savings plans	—	—	(5)	(726)
Shares issued under our long-term incentive plans	(1,693)	(162)	(1,983)	(245)

Shares of treasury stock, end of period	2,460	7,510	2,460	7,510

(c) Equity Contributions.

During the six months ended June 30, 2003, CenterPoint Energy, Inc. and its consolidated subsidiaries (CenterPoint) made equity contributions to us of $45 million. The contributions in 2003 primarily related to the non-cash conversion to equity of accounts payable to CenterPoint.

(10) Earnings Per Share

The following table presents our basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(shares in thousands)
Basic and diluted weighted average shares outstanding	296,601	292,239	296,334	291,840

For the three and six months ended June 30, 2004 and 2003, as we incurred a loss from continuing operations, no potentially dilutive shares are included in the computation of diluted EPS as such shares would be anti-dilutive. The computation of diluted EPS excludes incremental shares in the following amounts from assumed conversions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	(shares in thousands)
Stock options	1,823	(1)	917	(2)	1,721		352

Restricted stock and performance-based shares	1,750		916		1,590		916

Employee stock purchase plan	173		296		107		296

5.00% convertible senior subordinated notes (3)	28,823	(4)	1,834		28,823	(5)	917

Warrants	3,449		—	(6)	3,065		—	(6)

(1)	For the three months ended June 30, 2004, the incremental shares from assumed conversions exclude purchase options for 11,700,375 shares of common stock that have an exercise price greater than or equal to the average market price and would thus be anti-dilutive if included.
(2)	For the three months ended June 30, 2003, the incremental shares from assumed conversions exclude purchase options for 17,697,122 shares of common stock that have an exercise price greater than or equal to the average market price and would thus be anti-dilutive if included.
(3)	These notes were issued in June and July 2003.
(4)	If we had recorded income from continuing operations for the three months ended June 30, 2004, for purposes of calculating diluted EPS, we would have increased our income from continuing operations by $2 million as it relates to the assumed conversions for our convertible senior subordinated notes.
(5)	If we had recorded income from continuing operations for the six months ended June 30, 2004, for purposes of calculating diluted EPS, we would have increased our income from continuing operations by $4 million as it relates to the assumed conversions for our convertible senior subordinated notes.
(6)	For the three and six months ended June 30, 2003, the incremental shares from assumed conversions exclude warrants for 20,373,326 shares of common stock that would be anti-dilutive if included due to the conversion price compared to the price of our common stock.

(11) Commitments

(a) Payment to CenterPoint in 2004.

Under the Texas electric restructuring law, we expect to make a payment to CenterPoint during the third quarter of 2004 related to residential customers. We recognized $128 million (pre-tax) in the third and fourth quarters of 2002, $47 million (pre-tax) in the first quarter of 2003 and $2 million (pre-tax) in the first quarter of 2004 for a total accrual and estimated payment of $177 million as of June 30, 2004.

(b) Guarantees.

We have guaranteed, in the event CenterPoint becomes insolvent, certain non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under this guarantee was approximately $60 million and $57 million as of June 30, 2004 and December 31, 2003, respectively. There are no assets held as collateral. We have recorded no liability in our consolidated balance sheets as of June 30, 2004 or December 31, 2003 for this guarantee. We believe the likelihood that we would be required to perform or otherwise incur any significant losses associated with this guarantee is remote.

We routinely enter into contracts that include indemnification and guarantee provisions. Examples of these contracts include purchase and sale agreements, commodity purchase and sale agreements, retail supply agreements, operating agreements, service agreements, lease agreements, procurement agreements and certain debt agreements. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. In the case of commodity purchase and sale agreements, generally damages are limited through liquidated damages clauses whereby the parties agree to establish damages as the costs of covering any breached performance obligations. In the case of debt agreements, we generally indemnify against liabilities that arise from the preparation, entry into, administration or enforcement of the agreement. We are unable to estimate our maximum potential amount under these provisions unless and until an event triggering payment under these provisions occurs. However, based on current information, we consider the likelihood of making any material payments under these provisions to be remote.

(12) Contingencies

(a) Legal and Environmental Matters.

For information regarding legal proceedings and environmental matters, including a criminal pending proceeding against one of our subsidiaries, Reliant Energy Services, Inc. (Reliant Energy Services), based upon an alleged violation of the Commodity Exchange Act and related wire fraud and conspiracy charges, see (a) note 15 to our consolidated financial statements included in our Form 10-K and (b) notes 11 and 12 to our interim financial statements included in our First Quarter Form 10-Q, which notes, as updated below, are incorporated herein by reference.

Enron Settlement. In June 2004, we entered into a settlement agreement with Enron Corp. and certain of its subsidiaries (collectively referred to as “Enron”). The settlement agreement, which was approved by the bankruptcy court, provided for, among other things, the dismissal of all pending litigation between Enron and us. In addition, the settlement agreement provided for allowed bankruptcy claims against Enron in an aggregate amount of approximately $108 million. In July 2004, we entered into an agreement to sell and assign our claim to a third party. As we had previously written off our net receivable and derivative assets from Enron, we will recognize a $30 million (pre-tax) gain upon the sale. The sale is expected to close in August 2004.

Texas Commercial Energy. In June 2004, the court dismissed Texas Commercial Energy, LLP’s (TCE’s) claims against us and other ERCOT defendants based on: federal and state antitrust law, fraud, negligent misrepresentation and civil conspiracy. The court also dismissed, without prejudice, various of TCE’s causes of action, including breach of contract and other claims. In July 2004, TCE filed a notice of its intent to appeal the decision.

Natural Gas Class Actions. In May 2004, the court dismissed, on the basis of federal preemption, the claims asserted by the California Lieutenant Governor in a case filed in state court in California. The dismissal was without prejudice to the right of the plaintiff to amend its petition to attempt to state a claim.

In July, three additional lawsuits asserting allegations similar to those raised in the natural gas class actions described in note 15 to our consolidated financial statements in our Form 10-K were filed against us or our subsidiaries.

Power Class Actions. In July 2004, the Ninth Circuit Court of Appeals ruled that the Federal Energy Regulatory Commission (FERC) has exclusive jurisdiction to consider allegations filed by the California Attorney General regarding the double selling of ancillary services. This decision by the Ninth Circuit is expected to have precedential effect in all remaining electricity class action lawsuits.

Tolling Agreements - Western State Energy Crisis Claims. In May 2004, we entered into agreements with several parties, including the attorney generals of California, Oregon and Washington, to suspend or toll the running of time limits and time-related defenses, including statutes of limitation, for certain claims relating to conduct or actions that contributed to the energy crisis in the western states of the United States in 2000 and 2001. Upon the expiration of these tolling agreements, unless extended, it is possible that additional lawsuits may be filed against us or our subsidiaries with respect to these matters notwithstanding the expiration of the applicable limitation period.

Mechanics Lien. BVBM-Hunterstown (a joint venture of Black & Veatch Construction, Inc. and Barton Malow Company), the contractor of our 870 MW Hunterstown electric generating facility, has filed a mechanics lien in the amount of $39 million for amounts it claims are owed in excess of the fixed-price set forth in the construction contract. The amounts claimed are alleged to be the result of labor and material costs incurred by BVBM-Hunterstown in connection with force majeure and related events. The lien does not constitute a default under our credit agreement. We intend to vigorously contest the claim and the mechanics’ lien.

(b) California Energy Sales Credit and Refund Provisions.

We have recorded receivables from the California Independent System Operator (Cal ISO) and the California Power Exchange (Cal PX) relating to power sales into the markets run by the Cal ISO and the Cal PX. The receivables relate to the period between the fourth quarter of 2000 and June 2001. For additional information, see note 15(b) to our consolidated financial statements included in our Form 10-K.

We are a party to a refund proceeding initiated by the FERC in 2001 regarding wholesale electricity prices that we charged in California from October 2, 2000 through June 20, 2001. Based on the most recent refund methodology adopted by the FERC with respect to these receivables, we currently estimate our refund obligation to be $76 million. However, the estimated reasonably possible range of refunds, depending on interpretations of the FERC’s order, varies from $76 million to $210 million for the designated energy sales in California.

We have adjusted these receivables to take into account (a) the expected refund obligation, (b) a credit reserve (as of December 31, 2003) and (c) interest accrued on the receivables. The adjustments are as follows:

	June 30, 2004	December 31, 2003
	(in millions)
Accounts receivable related to the period from October 2000 through June 2001, excluding estimated refund obligation	$278	$283
Estimated refund obligation (1)	(76)	(81)
Credit reserve	—	(21)
Interest receivable	22	18

Accounts receivable, net	$224	$199

(1)	The FERC’s established refund methodology is subject to change. The estimated refund obligation is computed based on the FERC’s established method as of the respective date. We will continue to assess the exposure to loss based on further developments in the FERC refund proceeding and will adjust the refund obligation to reflect the impact of such developments in the periods in which they occur.

During the three and six months ended June 30, 2004 and 2003, we adjusted our estimated refund obligation and credit reserve (netted in revenues) and interest income (recorded in interest income) related to energy sales in California as follows (income (loss)):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004		2003	2004		2003
	(in millions)
Estimated refund obligations	$5	(1)	$1	$5		$88
Credit reserve	—		(1)	21	(2)	(13)
Interest receivable	2		1	3		10

Pre-tax impact on loss	$7		$1	$29		$85

(1)	During the three months ended June 30, 2004, we adjusted our estimated refund obligation by $5 million due to clarification by the FERC of various issues involving the calculation of the refund amount and the gas cost offset amount.
(2)	During the three months ended March 31, 2004, we reversed the credit reserve, which was related to Pacific Gas and Electric Company (PG&E), a purchaser of power in the Cal ISO and Cal PX markets in 2000 and 2001, due to PG&E funding its obligations into an escrow account pursuant to a bankruptcy order and its emergence from bankruptcy. As of June 30, 2004, we believe that the gross accounts receivable are fully collectible, subject to the refund obligation discussed above.

The issues related to the California energy crisis are complex and involve a number of court and regulatory proceedings that are ongoing. The resolution of these matters remains uncertain and could range from litigating these matters to conclusion to resolving these matters through settlement, or some combination of both litigation and settlement. Depending on how these matters are ultimately resolved, the amount of our net receivable could be materially impacted.

(13) Liberty Generating Station

Default Under Non-Recourse Financing Agreement. Liberty Electric Power, LLC (Liberty Power) is a wholly owned subsidiary of Liberty Electric PA, LLC (Liberty Electric), which is an indirect wholly-owned subsidiary of Orion Power Holdings. Liberty Power and Liberty Electric are collectively referred to as “Liberty.” Liberty owns a 530 megawatt combined cycle gas fired power generation facility (the Liberty generating station). For information regarding payment defaults under a non-recourse credit agreement entered into by Liberty, see note 12 to our interim financial statements included in our First Quarter Form 10-Q and notes 9(a) and 15(c) to our consolidated financial statements included in our Form 10-K.

As of August 2, 2004, Liberty continues to be in default under its credit agreement, including its obligation to make $9 million in principal payments and $19 million in interest payments. We have classified the debt as a current liability.

We do not intend to make additional capital contributions to Liberty. Although Liberty’s lenders have not foreclosed on their security interests in Liberty’s assets or in the ownership of Liberty, we do not expect them to continue to refrain from exercising these rights indefinitely. The exercise of the lenders foreclosure remedies with respect to Liberty, or the transfer of ownership of Liberty to the lenders or a third party, would not constitute an event of default under any of our debt agreements.

At June 30, 2004 and December 31, 2003, we evaluated the Liberty generating station and its related intangible asset for impairment. Based on our analyses, there were no impairments at that time. In the event of foreclosure or a transfer of the plant, we would incur a pre-tax loss of an amount up to our recorded net book value, net of the non-recourse debt obligations, with the potential of an additional loss due to an impairment of goodwill allocable to Liberty. As of June 30, 2004, the consolidated net book value of Liberty Electric was $336 million, excluding the non-recourse debt obligations of $262 million, resulting in a net amount of $74 million.

Tolling Agreement Litigation. For information regarding litigation relating to the bankruptcy of the counterparty to the tolling agreement under which the generation output of the Liberty generating station was formerly sold, see note 12 to our interim financial statements included in our First Quarter Form 10-Q and notes 9(a) and 15(c) to our consolidated financial statements included in our Form 10-K.

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

The primary non-guarantors of these senior secured notes are: Astoria Generating Company, LP; Erie Boulevard Hydropower, LP; Liberty Electric; Liberty Power; Orion Power Capital, LLC (Orion Capital); Orion MidWest; Orion Power MidWest LP, LLC; Orion New York; Orion Power New York LP, LLC; Reliant Energy Channelview, L.P. (Channelview); Reliant Energy Trading & Marketing, B.V. (sold in December 2003); Reliant Energy Mid-Atlantic Power Holdings, LLC and its subsidiaries (REMA); Reliant Energy Power Generation Benelux, N.V. (sold in December 2003) and Reliant Energy Europe B.V. (sold in December 2003). All subsidiaries of Orion Power Holdings are non-guarantors. Effective February 2004, after the sale of our European energy operations, the following entities formerly classified as non-guarantors, became full and unconditional guarantors: RECE and REE. No adjustments to the disclosures for 2003 were made for this change. The change has been made prospectively beginning in 2004.

Each of Astoria Generating Company, L.P., Carr Street Generating Station, LP, Erie Boulevard Hydropower, LP, Orion Capital, Orion MidWest, Orion Power MidWest LP, LLC, Orion Power MidWest GP, Inc., Orion New York, Orion Power New York LP, LLC, Orion Power New York GP, Inc. and Twelvepole Creek, LLC is a separate legal entity and has its own assets.

The following condensed consolidating financial information presents supplemental information as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003:

Condensed Consolidating Statements of Operations.

	Three Months Ended June 30, 2004
	Reliant Energy	Guarantors	Orion Power Holdings	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Revenues	$—	$1,985	$—	$541	$(299)	$2,227
Trading margins	—	(5)	—	—	—	(5)

Total	—	1,980	—	541	(299)	2,222

Fuel and cost of gas sold	—	376	—	252	(141)	487
Purchased power	—	1,366	—	73	(158)	1,281
Operation and maintenance	—	94	—	140	—	234
General and administrative	—	54	—	23	—	77
Depreciation and amortization	—	78	—	56	—	134

Total	—	1,968	—	544	(299)	2,213

Operating income (loss)	—	12	—	(3)	—	9

Loss of equity investments	—	(9)	—	—	—	(9)
Loss of equity investments of consolidated subsidiaries	(47)	(9)	(14)	—	70	—
Loss on sales of receivables	—	(10)	—	—	—	(10)
Other, net	—	3	—	1	—	4
Interest expense	(71)	(18)	(10)	(20)	14	(105)
Interest income	—	7	—	—	—	7
Interest income (expense) – affiliated companies, net	35	(5)	—	(16)	(14)	—

Total other expense	(83)	(41)	(24)	(35)	70	(113)

Loss from continuing operations before income taxes	(83)	(29)	(24)	(38)	70	(104)
Income tax (benefit) expense	(11)	(2)	(4)	(18)	—	(35)

Loss from continuing operations	(72)	(27)	(20)	(20)	70	(69)

Loss from discontinued operations before income taxes	—	—	—	(7)	—	(7)
Income tax benefit	—	—	—	(4)	—	(4)

Loss from discontinued operations	—	—	—	(3)	—	(3)

Net loss	$(72)	$(27)	$(20)	$(23)	$70	$(72)

	Three Months Ended June 30, 2003
	Reliant Energy	Guarantors	Orion Power Holdings	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Revenues	$—	$2,434	$—	$435	$(183)	$2,686
Trading margins	—	19	—	(7)	—	12

Total	—	2,453	—	428	(183)	2,698

Fuel and cost of gas sold	—	198	—	199	(102)	295
Purchased power	—	1,964	—	12	(81)	1,895
Operation and maintenance	—	114	—	129	—	243
General and administrative	(4)	89	—	38	—	123
Depreciation and amortization	6	28	—	55	—	89

Total	2	2,393	—	433	(183)	2,645

Operating (loss) income	(2)	60	—	(5)	—	53

Loss of equity investments	—	(3)	—	—	—	(3)
Income (loss) of equity investments of consolidated subsidiaries	11	(45)	18	—	16	—
Loss on sales of receivables	—	(4)	—	—	—	(4)
Other, net	—	1	—	1	—	2
Interest expense	(62)	(11)	(10)	(18)	—	(101)
Interest income	—	4	—	1	—	5
Interest income (expense) – affiliated companies, net	40	(13)	—	(27)	—	—

Total other (expense) income	(11)	(71)	8	(43)	16	(101)

(Loss) income from continuing operations before income taxes	(13)	(11)	8	(48)	16	(48)
Income tax (benefit) expense	(8)	14	(3)	(17)	—	(14)

(Loss) income from continuing operations	(5)	(25)	11	(31)	16	(34)

(Loss) income from discontinued operations before income taxes	(1)	37	—	16	—	52
Income tax expense	—	13	—	12	—	25

(Loss) income from discontinued operations	(1)	24	—	4	—	27

(Loss) income before cumulative effect of accounting change	(6)	(1)	11	(27)	16	(7)
Cumulative effect of accounting change, net of tax	—	1	—	—	—	1

Net (loss) income	$(6)	$—	$11	$(27)	$16	$(6)

	Six Months Ended June 30, 2004
	Reliant Energy	Guarantors	Orion Power Holdings	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Revenues	$—	$3,399	$—	$1,044	$(515)	$3,928
Trading margins	—	1	—	(3)	—	(2)

Total	—	3,400	—	1,041	(515)	3,926

Fuel and cost of gas sold	—	482	—	498	(244)	736
Purchased power	—	2,457	—	94	(271)	2,280
Accrual for payment to CenterPoint Energy, Inc.	—	2	—	—	—	2
Operation and maintenance	—	197	—	269	—	466
General and administrative	—	105	1	54	—	160
Depreciation and amortization	—	125	—	117	—	242

Total	—	3,368	1	1,032	(515)	3,886

Operating income (loss)	—	32	(1)	9	—	40

Loss of equity investments	—	(10)	—	—	—	(10)
Loss of equity investments of consolidated subsidiaries	(57)	(25)	(11)	—	93	—
Loss on sales of receivables	—	(19)	—	—	—	(19)
Other, net	—	3	—	1	—	4
Interest expense	(142)	(25)	(21)	(39)	26	(201)
Interest income	—	11	—	2	—	13
Interest income (expense) – affiliated companies, net	66	(7)	—	(33)	(26)	—

Total other expense	(133)	(72)	(32)	(69)	93	(213)

Loss from continuing operations before income taxes	(133)	(40)	(33)	(60)	93	(173)
Income tax (benefit) expense	(23)	—	(9)	(26)	—	(58)

Loss from continuing operations	(110)	(40)	(24)	(34)	93	(115)

Loss from discontinued operations before income taxes	—	—	—	(9)	—	(9)
Income tax benefit	—	—	—	(7)	—	(7)

Loss from discontinued operations	—	—	—	(2)	—	(2)

Loss before cumulative effect of accounting changes	(110)	(40)	(24)	(36)	93	(117)
Cumulative effect of accounting changes, net of tax	—	7	—	—	—	7

Net loss	$(110)	$(33)	$(24)	$(36)	$93	$(110)

	Six Months Ended June 30, 2003
	Reliant Energy	Guarantors	Orion Power Holdings	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Revenues	$—	$4,587	$—	$977	$(361)	$5,203
Trading margins	—	(64)	—	(7)	—	(71)

Total	—	4,523	—	970	(361)	5,132

Fuel and cost of gas sold	—	396	—	451	(207)	640
Purchased power	—	3,673	—	23	(154)	3,542
Accrual for payment to CenterPoint Energy, Inc.	—	47	—	—	—	47
Operation and maintenance	—	195	—	260	—	455
General and administrative	(2)	155	1	63	—	217
Depreciation and amortization	11	59	—	104	—	174

Total	9	4,525	1	901	(361)	5,075

Operating (loss) income	(9)	(2)	(1)	69	—	57

Gains from investments, net	—	1	—	1	—	2
Loss of equity investments	—	(4)	—	—	—	(4)
(Loss) income of equity investments of consolidated subsidiaries	(425)	(424)	35	—	814	—
Loss on sales of receivables	—	(8)	—	—	—	(8)
Other, net	—	—	—	3	—	3
Interest expense	(115)	(12)	(20)	(37)	—	(184)
Interest income	2	16	—	1	—	19
Interest income (expense) – affiliated companies, net	81	(25)	—	(56)	—	—

Total other (expense) income	(457)	(456)	15	(88)	814	(172)

(Loss) income from continuing operations before income taxes	(466)	(458)	14	(19)	814	(115)
Income tax benefit	(10)	(6)	(8)	(8)	—	(32)

(Loss) income from continuing operations	(456)	(452)	22	(11)	814	(83)

(Loss) income from discontinued operations before income taxes	(2)	74	—	(387)	—	(315)
Income tax expense	—	27	—	9	—	36

(Loss) income from discontinued operations	(2)	47	—	(396)	—	(351)

(Loss) income before cumulative effect of accounting change	(458)	(405)	22	(407)	814	(434)
Cumulative effect of accounting change, net of tax	—	(42)	—	18	—	(24)

Net (loss) income	$(458)	$(447)	$22	$(389)	$814	$(458)

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

	June 30, 2004
	Reliant Energy	Guarantors	Orion Power Holdings	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$25	$33	$13	$84	$—	$155
Restricted cash	7	—	—	185	—	192
Accounts and notes receivable, principally customer, net	—	776	21	175	(24)	948
Accounts and notes receivable – affiliated companies	885	589	—	242	(1,716)	—
Inventory	—	110	—	141	—	251
Trading and derivative assets	—	362	—	157	—	519
Other current assets	9	479	3	91	(7)	575
Current assets of discontinued operations	—	—	—	58	—	58

Total current assets	926	2,349	37	1,133	(1,747)	2,698

Property, plant and equipment, gross	—	3,962	1	4,760	—	8,723
Accumulated depreciation	—	(417)	—	(440)	—	(857)

Property, Plant and Equipment, net	—	3,545	1	4,320	—	7,866

Other Assets:
Goodwill	—	83	—	352	—	435
Other intangibles, net	—	141	—	527	—	668
Notes receivable – affiliated companies	1,670	689	—	45	(2,404)	—
Equity investments	—	85	—	—	—	85
Equity investments in consolidated subsidiaries	5,229	247	2,893	—	(8,369)	—
Trading and derivative assets	2	171	—	61	—	234
Restricted cash	—	—	—	30	—	30
Other long-term assets	122	383	33	263	(42)	759
Long-term assets of discontinued operations	—	—	—	655	—	655

Total other assets	7,023	1,799	2,926	1,933	(10,815)	2,866

Total Assets	$7,949	$7,693	$2,964	$7,386	$(12,562)	$13,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$(2)	$1	$9	$357	$—	$365
Accounts payable, principally trade	—	594	—	49	—	643
Accounts and notes payable – affiliated companies	—	1,078	10	673	(1,761)	—
Trading and derivative liabilities	—	211	—	138	—	349
Accrual for payment to CenterPoint Energy, Inc.	—	177	—	—	—	177
Other current liabilities	79	322	11	94	(31)	475
Current liabilities of discontinued operations	—	—	—	41	—	41

Total current liabilities	77	2,383	30	1,352	(1,792)	2,050

Other Liabilities:
Notes payable – affiliated companies	—	1,680	—	679	(2,359)	—
Trading and derivative liabilities	—	188	—	108	—	296
Other long-term liabilities	84	290	4	536	(42)	872
Long-term liabilities of discontinued operations	—	—	—	896	—	896

Total other liabilities	84	2,158	4	2,219	(2,401)	2,064

Long-term Debt	3,475	400	453	675	—	5,003

Commitments and Contingencies Stockholders’ Equity	4,313	2,752	2,477	3,140	(8,369)	4,313

Total Liabilities and Stockholders’ Equity	$7,949	$7,693	$2,964	$7,386	$(12,562)	$13,430

	December 31, 2003
	Reliant Energy	Guarantors	Orion Power Holdings	Non- Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$23	$64	$10	$49	$—	$146
Restricted cash	7	—	23	204	—	234
Accounts and notes receivable, principally customer, net	83	933	22	146	(22)	1,162
Accounts and notes receivable – affiliated companies	421	546	—	257	(1,224)	—
Inventory	—	109	—	157	—	266
Trading and derivative assets	—	372	—	121	—	493
Other current assets	8	218	3	94	—	323
Current assets of discontinued operations	—	—	—	65	—	65

Total current assets	542	2,242	58	1,093	(1,246)	2,689

Property, plant and equipment, gross	—	3,943	1	4,752	—	8,696
Accumulated depreciation	—	(348)	—	(357)	—	(705)

Property, Plant and Equipment, net	—	3,595	1	4,395	—	7,991

Other Assets:
Goodwill	—	84	—	399	—	483
Other intangibles, net	—	127	—	524	—	651
Notes receivable – affiliated companies	1,960	685	—	44	(2,689)	—
Equity investments	—	95	—	—	—	95
Equity investments in consolidated subsidiaries	5,178	275	2,821	—	(8,274)	—
Trading and derivative assets	3	170	—	27	—	200
Restricted cash	—	—	—	37	—	37
Other long-term assets	139	149	26	267	(36)	545
Long-term assets of discontinued operations	—	—	—	618	—	618

Total other assets	7,280	1,585	2,847	1,916	(10,999)	2,629

Total Assets	$7,822	$7,422	$2,906	$7,404	$(12,245)	$13,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$(2)	$4	$8	$381	$—	$391
Accounts payable, principally trade	5	444	—	60	—	509
Accounts and notes payable – affiliated companies	—	604	8	656	(1,268)	—
Trading and derivative liabilities	—	236	—	113	—	349
Accrual for payment to CenterPoint Energy, Inc.	—	175	—	—	—	175
Other current liabilities	76	367	12	80	(22)	513
Current liabilities of discontinued operations	—	—	1	60	—	61

Total current liabilities	79	1,830	29	1,350	(1,290)	1,998

Other Liabilities:
Notes payable – affiliated companies	—	1,970	—	675	(2,645)	—
Trading and derivative liabilities	—	152	—	57	—	209
Other long-term liabilities	33	307	4	627	(36)	935
Long-term liabilities of discontinued operations	—	—	—	881	—	881

Total other liabilities	33	2,429	4	2,240	(2,681)	2,025

Long-term Debt	3,338	400	458	718	—	4,914

Commitments and Contingencies
Stockholders’ Equity	4,372	2,763	2,415	3,096	(8,274)	4,372

Total Liabilities and Stockholders’ Equity	$7,822	$7,422	$2,906	$7,404	$(12,245)	$13,309

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Six Months Ended June 30, 2004
	Reliant Energy	Guarantors	Orion Power Holdings	Non- Guarantors	Adjustments (1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$23	$(108)	$2	$87	$—	$4
Net cash provided by discontinued operations from operating activities	—	—	—	19	—	19

Net cash provided by (used in) operating activities	23	(108)	2	106	—	23

Cash Flows from Investing Activities:
Capital expenditures	—	(80)	—	(29)	—	(109)
Investments in and distributions from subsidiaries, net and Reliant Energy’s advances to and distributions from its wholly-owned subsidiaries, net (2)	(174)	—	—	—	174	—
Purchase and sale of permits and licenses to affiliates	—	(20)	—	20	—	—
Other, net	—	11	—	—	—	11

Net cash used in continuing operations from investing activities	(174)	(89)	—	(9)	174	(98)
Net cash used in discontinued operations from investing activities	—	—	—	(2)	—	(2)

Net cash used in investing activities	(174)	(89)	—	(11)	174	(100)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(2)	—	(76)	—	(78)
Decrease in short-term borrowings, net	136	—	—	15	—	151
Changes in notes with affiliated companies, net (3)	—	168	1	5	(174)	—
Payments of financing costs	(1)	—	—	—	—	(1)
Other, net	18	—	—	—	—	18

Net cash provided by (used in) continuing operations from financing activities	153	166	1	(56)	(174)	90
Net cash used in discontinued operations from financing activities	—	—	—	(4)	—	(4)

Net cash provided by (used in) financing activities	153	166	1	(60)	(174)	86

Net Change in Cash and Cash Equivalents	2	(31)	3	35	—	9
Cash and Cash Equivalents at Beginning of Period	23	64	10	49	—	146

Cash and Cash Equivalents at End of Period	$25	$33	$13	$84	$—	$155

	Six Months Ended June 30, 2003
	Reliant Energy	Guarantors	Orion Power Holdings	Non- Guarantors	Adjustments (1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash (used in) provided by continuing operations from operating activities	$(38)	$217	$(13)	$73	$—	$239
Net cash (used in) provided by discontinued operations from operating activities	(5)	4	—	(29)	—	(30)

Net cash (used in) provided by operating activities	(43)	221	(13)	44	—	209

Cash Flows from Investing Activities:
Capital expenditures	(20)	(287)	—	(42)	—	(349)
Investments in and distributions from subsidiaries, net and Reliant Energy’s advances to and distributions from its wholly-owned subsidiaries, net (2)	300	—	15	—	(315)	—
Restricted cash	(217)	—	—	—	—	(217)
Other	—	2	—	—	—	2

Net cash provided by (used in) continuing operations from investing activities	63	(285)	15	(42)	(315)	(564)
Net cash used in discontinued operations from investing activities	—	—	—	(7)	—	(7)

Net cash provided by (used in) investing activities	63	(285)	15	(49)	(315)	(571)

Cash Flows from Financing Activities:
Proceeds of long-term debt	225	95	—	—	—	320
Payments of long-term debt	—	(3)	—	(25)	—	(28)
Decrease in short-term borrowings, net	(733)	—	—	(8)	—	(741)
Payments of financing costs	(139)	—	—	—	—	(139)
Changes in notes with affiliated companies, net (3)	—	(382)	—	67	315	—
Other, net	2	—	—	—	—	2

Net cash (used in) provided by continuing operations from financing activities	(645)	(290)	—	34	315	(586)
Net cash used in discontinued operations from financing activities	—	—	—	(8)	—	(8)

Net cash (used in) provided by financing activities	(645)	(290)	—	26	315	(594)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6

Net Change in Cash and Cash Equivalents	(625)	(354)	2	27	—	(950)
Cash and Cash Equivalents at Beginning of Period	657	403	6	49	—	1,115

Cash and Cash Equivalents at End of Period	$32	$49	$8	$76	$—	$165

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.
(2)	Investments in and distributions from subsidiaries, net and Reliant Energy’s advances to and distributions from its wholly-owned subsidiaries, net are classified as investing activities for Reliant Energy and its wholly-owned subsidiaries.
(3)	Changes in notes with affiliated companies, net are classified as financing activities for Reliant Energy’s wholly-owned subsidiaries.

(15) Reportable Segments

Our business operations consist of two principal business segments:

•	Retail energy — provides electricity and related services to retail customers primarily in Texas (including acquiring and managing the related supply), and

•	Wholesale energy — generates and sells electricity and other related services in wholesale energy markets in various regions of the United States.

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

Financial data for business segments are as follows:

	Retail Energy	Wholesale Energy	Other Operations	Discontinued Operations	Eliminations	Consolidated
	(in millions)
Three months ended June 30, 2004 (except as denoted):
Revenues from external customers	$1,479	$748	$—	$—	$—	$2,227
Intersegment revenues	—	74	—	—	(74)	—
Trading margins	—	(5)	—	—	—	(5)
Gross margin, excluding trading margins (1)	207	252	—	—	—	459
Operation and maintenance expenses	54	180	—	—	—	234
General and administrative expenses	63	29	(15)	—	—	77
Depreciation and amortization	11	111	12	—	—	134
Operating income (loss)	79	(73)	3	—	—	9
Loss of equity investments	—	(9)	—	—	—	(9)
EBIT	69	(81)	6	—	—	(6)
Expenditures for long-lived assets	1	35	3	—	—	39

Three months ended June 30, 2003 (except as denoted):
Revenues from external customers	$1,494	$1,192	$—	$—	$—	$2,686
Intersegment revenues	—	52	—	—	(52)	—
Trading margins	—	12	—	—	—	12
Gross margin, excluding trading margins (1)	249	247	—	—	—	496
Operation and maintenance expenses	66	177	—	—	—	243
General and administrative expenses	74	47	2	—	—	123
Depreciation and amortization	8	75	6	—	—	89
Operating income (loss)	101	(40)	(8)	—	—	53
Loss of equity investments	—	(3)	—	—	—	(3)
EBIT	97	(40)	(9)	—	—	48
Expenditures for long-lived assets	7	140	11		—	158

Six months ended June 30, 2004 (except as denoted):
Revenues from external customers	$2,631	$1,297	$—	$—	$—	$3,928
Intersegment revenues	—	134	—	—	(134)	—
Trading margins	—	(2)	—	—	—	(2)
Gross margin, excluding trading margins (1)	369	543	—	—	—	912
Operation and maintenance expenses	108	358	—	—	—	466
General and administrative expenses	112	65	(17)	—	—	160
Depreciation and amortization	21	202	19	—	—	242
Operating income (loss)	126	(84)	(2)	—	—	40
Loss of equity investments	—	(10)	—	—	—	(10)
EBIT	107	(93)	1	—	—	15
Expenditures for long-lived assets	2	102	5	—	—	109
Equity investments as of June 30, 2004	—	85	—	—	—	85
Total assets as of June 30, 2004	1,294	11,280	430	713	(287)	13,430

Six months ended June 30, 2003 (except as denoted):
Revenues from external customers	$2,627	$2,576	$—	$—	$—	$5,203
Intersegment revenues	—	105	—	—	(105)	—
Trading margins	—	(71)	—	—	—	(71)
Gross margin, excluding trading margins (1)	434	587	—	—	—	1,021
Operation and maintenance expenses	124	331	—	—	—	455
General and administrative expenses	124	85	8	—	—	217
Depreciation and amortization	16	147	11	—	—	174
Operating income (loss)	123	(47)	(19)	—	—	57
Loss of equity investments	—	(4)	—	—	—	(4)
EBIT	115	(47)	(18)	—	—	50
Expenditures for long-lived assets	12	317	20	—	—	349
Equity investments as of December 31, 2003	—	95	—	—	—	95
Total assets as of December 31, 2003	1,162	11,085	555	683	(176)	13,309

(1)	Total revenues less (a) trading margins, (b) fuel and cost of gas sold and (c) purchased power.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Reconciliation of Operating Income to EBIT and EBIT to Net Loss:
Operating income	$9	$53	$40	$57
Gains from investments, net	—	—	—	2
Loss of equity investments	(9)	(3)	(10)	(4)
Loss on sales of receivables	(10)	(4)	(19)	(8)
Other income, net	4	2	4	3

EBIT	(6)	48	15	50
Interest expense	(105)	(101)	(201)	(184)
Interest income	7	5	13	19

Loss from continuing operations before income taxes	(104)	(48)	(173)	(115)
Income tax benefit	(35)	(14)	(58)	(32)

Loss from continuing operations	(69)	(34)	(115)	(83)
(Loss) income from discontinued operations	(3)	27	(2)	(351)

Loss before cumulative effect of accounting changes	(72)	(7)	(117)	(434)
Cumulative effect of accounting changes, net of tax	—	1	7	(24)

Net loss	$(72)	$(6)	$(110)	$(458)

(16) Discontinued Operations – Sale of Our Hydropower Plants

General. In May 2004, we signed a purchase and sale agreement providing for the sale of our equity interests in subsidiaries of Orion Power Holdings owning 72 hydropower plants and a fossil-fueled, combined-cycle generation plant with a total aggregate net generating capacity of 770 MW located in upstate New York. The hydropower plants are a part of our wholesale energy segment. The purchaser is an indirect subsidiary of Brascan Corporation, a Canadian asset management company. The purchase price is $900 million in cash, subject to certain closing adjustments, such as changes in certain intercompany accounts and certain tax-related adjustments.

The closing of the transaction is subject to regulatory approvals and other consents and conditions. We expect the transaction to close in the third quarter or early fourth quarter of 2004; however, there can be no assurance as to the specific timing of receipt of such approvals and consents or their terms and conditions. The purchase and sale agreement has a termination date of May 17, 2005.

Use of Proceeds. Under the terms of certain credit agreements, we are required to apply all net cash proceeds from the sale to pay off indebtedness (including swap obligations) (a) first, under the Orion New York credit facility, and (b) then under the Orion MidWest credit facility. After giving effect to the application of these net proceeds, the Orion New York credit facility, including swap obligations, will be repaid in their entirety and terminated. Notwithstanding the repayment of the Orion New York credit facility, Orion New York and its assets will continue to be subject to the facility’s covenants and security interests, which will continue in effect for the benefit of the Orion MidWest credit facility lenders. In addition, the lender consents obtained in connection with the hydropower plants sale prohibit Orion Capital from making distributions to Orion Power Holdings until the repayment of the Orion MidWest credit facility. For additional information, see note 9(a) to the consolidated financial statements included in our Form 10-K.

Assumptions Related to Debt, Interest Rate Swaps and Interest Expense of Discontinued Operations. Based on our contractual obligation to apply the net proceeds from the sale to the prepayment of debt under the Orion New York and Orion MidWest credit facilities, we have reported as discontinued operations all outstanding debt and interest rate swaps, including associated interest, under the Orion New York credit facilities.

In addition, we have reported as discontinued operations $485 million and $482 million of outstanding debt under the Orion MidWest credit facility as of June 30, 2004 and December 31, 2003, respectively, as well as the associated interest expense for the applicable periods, based on the receipt of an estimated $815 million in aggregate net proceeds from the sale, after termination of the interest rate swaps. This estimate is net of the closing adjustments described above and state income taxes required to be paid.

Accounting Treatment of Sale Transaction. We expect to record an after-tax gain on the closing of the sale of approximately $200 million, which includes the effects of the estimated allocated goodwill of $47 million and state income taxes. This estimate is subject to changes in the estimated closing adjustments and assumes no federal taxes due to the utilization of capital losses from the sale of our European energy operations. See note 5 for further discussion of the allocation of goodwill to the assets to be sold.

Assets and liabilities related to our hydropower plants were as follows:

	June 30, 2004		December 31, 2003
	(in millions)
Current Assets:
Cash and cash equivalents	$—		$—
Restricted cash	7		17
Accounts receivable, net	35		34
Other current assets	16		14

Total current assets	58		65

Property, Plant and Equipment, net	534		536
Other Assets:
Goodwill	47	(1)	—
Other intangibles, net	64		69
Other	10		13

Total long-term assets	655		618

Total Assets	$713		$683

Current Liabilities:
Current portion of long-term debt and short-term borrowings	$25		$39
Accounts payable, principally trade	5		7
Derivative liabilities	6		9
Other current liabilities	5		6

Total current liabilities	41		61

Other Liabilities:
Derivative liabilities	3		8
Other liabilities	86		78

Total other liabilities	89		86
Long-term Debt	807	(2)	795	(2)

Total long-term liabilities	896		881

Total Liabilities	$937		$942

Accumulated other comprehensive loss	$(2)		$(10)

(1)	See note 5.
(2)	As of June 30, 2004 and December 31, 2003, this amount includes $16 million and $19 million, respectively, related to adjustment to fair value of interest rate swaps. See note 7.

Revenues and pre-tax income related to our hydropower plants discontinued operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004		2003	2004		2003
	(in millions)
Revenues	$31		$36	$62		$60
(Loss) income before income taxes	(7	) (1)	4	(9	) (1)	(3)

(1)	Included in these amounts is a $6 million loss related to the reclassification of other comprehensive loss from equity to the statement of operations during the three months ended June 30, 2004, related to our Orion New York interest rate swaps as it became probable during that period that the related forecasted transactions would not occur.

(17) Discontinued Operations – Sale of Our European Energy Operations and Desert Basin Plant Operations

Our results of operations for the three and six months ended June 30, 2003, include discontinued operations relating to our former European energy operations and our former Desert Basin plant operations.

European Energy Operations. In December 2003, we sold our European energy operations. As additional contingent consideration for the sale, we are entitled to receive 90% of any cash payments in excess of $134 million (Euro 110 million) received by the buyer in connection with the liquidation of NEA B.V.

In August 2004, we received from the buyer a payment of $7.8 million (Euro 6.5 million), including interest, with respect to a NEA B.V. dividend. In accordance with the terms of the share purchase agreement, we have requested that the buyer provide us additional information regarding the calculation of the payment. We will record the $7.8 million of proceeds during the third quarter of 2004 in discontinued operations. Due to the uncertainty of the timing and collection of additional proceeds, we will record additional proceeds, if any, upon receipt.

Revenues and pre-tax income (loss) related to our European energy discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003
	(in millions)
Revenues	$172		$367
Income (loss) before income tax expense	42	(1)	(327	)(2)

(1)	Included in this amount is a $44 million gain related to the revision of the preliminary estimate of our loss on disposition.
(2)	Included in this amount is a $340 million loss related to the preliminary estimate of our loss on disposition, which was ultimately determined to be a $310 million loss in 2003.

Desert Basin Plant Operations. In October 2003, we sold our 588-megawatt Desert Basin plant, located in Casa Grande, Arizona.

Revenues and pre-tax income related to our Desert Basin plant discontinued operations were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2003
	(in millions)
Revenues	$15	$31
Income before income tax expense	6	15

*    *    *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided as a supplement to our interim financial statements to help provide an understanding of our results of operations, financial condition and changes in financial condition. It should be read in conjunction with our (a) Form 10-K and (b) First Quarter Form 10-Q. For a description of risk factors that could adversely affect our operations, business or financial results, see “Risk Factors” included in Item 7 of our Form 10-K.

Recent Developments and Other Information

Sale of Hydropower Plants. In May 2004, we signed an agreement to sell 770 MW of generation assets located in upstate New York for $900 million in cash, subject to certain closing adjustments. We expect to record an after-tax gain on the closing of the sale of approximately $200 million, which includes the effects of the estimated allocated goodwill of $47 million and state income taxes. This estimate is subject to changes in the estimated closing adjustments and assumes no federal taxes due to the utilization of capital losses from the sale of our European energy operations. See notes 5 and 16 to our interim financial statements.

Regulatory Proceedings. In March 2004, CenterPoint requested that the Public Utility Commission of Texas (PUCT) determine CenterPoint’s stranded costs. As part of this proceeding (expected decision late in the third quarter of 2004), the PUCT is expected to confirm our $177 million payment to CenterPoint. See note 11(a) to our interim financial statements. Following the proceeding, the PUCT will revise CenterPoint’s “non-bypassable charges” for stranded costs. If the charges are increased, we will request an adjustment in our “price-to-beat” tariff to cover the additional costs (which we will bear pending the adjustment). The PUCT will also review our fuel costs and, if gas prices are lower than those reflected in our fuel factor, reduce the factor proportionately.

In the stranded cost proceeding, the PUCT is also reviewing CenterPoint’s request for termination of credits in non-bypassable charges (excess mitigation credits). Other parties in the case have likewise taken positions on the excess mitigation credits issue, ranging from the clawback of prior payments of excess mitigation credits to the suspension of prospective payments only insofar as we are concerned. In June 2004, we asked the PUCT to adjust the “price-to-beat” to reflect any termination of these credits. If the PUCT terminates the credits but does not adjust the tariff, we could have a negative pre-tax impact on earnings of approximately $0.4 million per day (subject to seasonal fluctuation).

For additional information on regulatory matters, see “Business–Retail Energy–Regulation” in Part I, Item 1, of our Form 10-K.

Application of Mark-to Market Treatment for Certain Forward Contracts in the West Region. Effective July 1, 2004, we de-designated our cash flow hedges related to over-the-counter and exchange traded forward contracts for natural gas, power and basis swaps in the West region and began marking those contracts to market through earnings. For information regarding this change and the potential impact of this treatment on the volatility of our earnings due to changes in the underlying commodity prices, see “Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market Risks” in Item 3 of this report.

Power Settlements with ERCOT ISO. The ERCOT ISO has experienced a number of problems with its information systems since the advent of competition in the Texas market. See “Risk Factors” and “Critical Accounting Estimates” included in Item 7 of our Form 10-K. As of June 30, 2004, the ERCOT ISO’s settlement calculations indicate that our customers utilized greater volumes of electricity than our records indicated by approximately 443,000 megawatt hours (MWh) for 2002. Whereas, the ERCOT ISO’s settlement calculations indicate that our customers utilized less volumes of electricity than our records indicated by approximately 852,000 MWhs for 2003. The ultimate resolution of these differences could result in changes in estimates of our energy supply costs for our retail operations.

Government Contract Risks. Certain of our retail electric sales contracts are with local, state and federal governmental entities. In the first six months of 2004, contracts with governmental entities represented approximately five percent of our consolidated revenues. Although our current business with governmental entities reflects only a minor portion of our overall retail energy sales, we believe that governmental entities represent a potentially significant customer base and intend to expand our efforts to market electricity to this sector. Contracts with governmental entities contain terms and conditions that differ from contracts with non-governmental entities.

For example, many government contracts include clauses that permit the governmental entity to terminate contracts for its convenience. Although we seek to mitigate these risks through pricing and negotiated contract terms, we cannot guarantee that our efforts will mitigate all of these risks. In addition, government contracts are subject to procurement rules that require contractors to meet specified standards of integrity, business ethics and other criteria. Contractors who fail to meet these standards may be suspended or debarred from contracting with governmental entities.

In July 2004, a U.S. Congress conference report directed the Inspector General of the Department of Defense to review the May 2004 award of a contract to Reliant Energy Solutions East, LLC to provide electricity to certain military installations in Maryland. In granting the contract award, the Department has stated publicly that its contracting officer took into account the criminal indictment of Reliant Energy Services, a separate corporate subsidiary and that the officer concluded that the two entities were sufficiently separate so that the actions of one could not reasonably be attributed to the other. The Inspector General is expected to report on its findings and any subsequent actions within 180 days after the enactment of the Department of Defense Appropriations Act of 2005. We believe that the award of the contract to us was proper.

Consolidated Results of Operations

See our consolidated statements of operations in our interim financial statements.

The following tables set forth our operational data relating to electricity sales, retail customers and power generation for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(gigawatt hours)

Electricity Sales to End-Use Retail Customers:
Texas:
Residential:
Houston service area	4,991	5,990	8,669	9,653
Other	995	413	1,873	670

Total residential	5,986	6,403	10,542	10,323
Small commercial:
Houston service area	1,852	2,918	3,719	5,392
Other	384	231	686	385

Total small commercial	2,236	3,149	4,405	5,777
Large commercial, industrial and institutional (1)	7,578	6,985	14,642	12,992

Total Texas	15,800	16,537	29,589	29,092

Outside of Texas:
Commercial, industrial and institutional	619	—	1,187	—

Total Outside of Texas	619	—	1,187	—

Total	16,419	16,537	30,776	29,092

	June 30, 2004	December 31, 2003
	(in thousands, metered locations)
Retail Customers:
Texas:
Residential:
Houston service area	1,363	1,395
Other	265	222

Total residential	1,628	1,617
Small commercial:
Houston service area	185	193
Other	17	12

Total small commercial	202	205
Large commercial, industrial and institutional (1)	40	38

Total Texas	1,870	1,860

Outside of Texas:
Commercial, industrial and institutional (2)	—	—

Total Outside of Texas	—	—

Total	1,870	1,860

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Texas:
Residential:
Houston service area	1,377	1,410	1,384	1,412
Other	252	83	242	70

Total residential	1,629	1,493	1,626	1,482
Small commercial:
Houston service area	187	208	189	208
Other	16	6	14	6

Total small commercial	203	214	203	214
Large commercial, industrial and institutional (1)	40	30	40	30

Total Texas	1,872	1,737	1,869	1,726

Outside of Texas:
Commercial, industrial and institutional (3)	—	—	—	—

Total Outside of Texas	—	—	—	—

Total	1,872	1,737	1,869	1,726

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(gigawatt hours)
Power Generation (4):
Wholesale net power generation volumes	9,705	8,897	19,180	19,462
Wholesale power purchase volumes	8,089	16,184	15,783	32,715

Wholesale power sales volumes (5)	17,794	25,081	34,963	52,177

(1)	Includes volumes/customers of the Government Land Office for whom we provide services.
(2)	As of June 30, 2004 and December 31, 2003, our retail customer count for commercial, industrial and institutional customers outside of Texas was 318 and 194, respectively.
(3)	For the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003, our weighted average retail customer count for commercial, industrial and institutional customers outside of Texas was 262, 0, 245 and 0, respectively.
(4)	These amounts exclude volumes associated with our discontinued operations. See notes 16 and 17 to our interim financial statements.
(5)	These amounts include physically delivered volumes, physical transactions that are settled prior to delivery and hedge activity related to our power generation portfolio.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Loss. We reported $72 million consolidated net loss, or $0.24 loss per share, for the three months ended June 30, 2004 compared to $6 million consolidated net loss, or $0.02 loss per share, for the same period in 2003. The $66 million increase in net loss is detailed as follows (in millions):

Trading margins	$17
Net unrealized gains/losses on non-trading energy derivatives	59
Gross margin, excluding unrealized gains/losses and trading margins	(22)
Operation and maintenance	(9)
Selling and marketing	(8)
Bad debt expense	(8)
Other general and administrative	(30)
Depreciation and amortization	45
Interest expense	4
Interest income	(2)
Other, net	10
Income tax benefit	(21)
Discontinued operations, net of tax	30 (1)

Net increase before cumulative effect of accounting changes	65
Cumulative effect of accounting changes in 2003, net of tax	1

Net increase in loss	$66

(1)	See notes 16 and 17 to our interim financial statements.

Revenues. Our revenues, excluding trading margins, decreased $459 million during the three months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended June 30,
	2004	2003	Change
	(in millions)
Retail Energy:
Retail energy revenues from end-use retail customers:
Texas:
Residential and small commercial	$906	$905	$1	(1)
Large commercial, industrial and institutional	466	349	117	(2)
Outside of Texas:
Commercial, industrial and institutional	35	—	35	(3)

Total	1,407	1,254	153
Retail energy revenues from resales of purchased power and other hedging activities	97	209	(112	)(4)
Market usage adjustments	(25)	33	(58	)(5)
Unrealized losses	—	(2)	2	(6)

Total retail energy revenues	1,479	1,494	(15)

Wholesale Energy:
Wholesale energy third-party revenues	752	1,196	(444	)(7)
Wholesale energy intersegment revenues	74	52	22	(8)
Unrealized losses	(4)	(4)	—

Total wholesale energy revenues	822	1,244	(422)

Eliminations	(74)	(52)	(22)

Consolidated revenues, excluding trading margins	$2,227	$2,686	$(459)

(1)	The net change is $1 million; however, the net change is due to various factors. The factors primarily causing an increase were: (a) overall increase in customer count due to customers outside of the Houston service area slightly offset by decline in customers in the Houston service area and (b) a 7% increase in power sales prices due primarily to higher natural gas prices. The factor primarily causing a decrease was: decrease in volumes, primarily due to weather.
(2)	Increase primarily due to (a) fixed-price contracts renewed at higher rates due to higher prices of natural gas, (b) variable-rate contracts, which are tied to the market price of natural gas and (c) increased volumes from additional customers.
(3)	Increase due to entering the PJM market in August 2003. The PJM market is the wholesale electric market operated by PJM Interconnection, LLC primarily in all or parts of Delaware, the District of Columbia, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia. We are currently operating in the states of New Jersey and Maryland.
(4)	Decrease primarily due to (a) $92 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements) and (b) changes in our strategies for risk management and hedging activities.
(5)	See note 1 to our interim financial statements.
(6)	See analysis of margins below.
(7)	Decrease primarily due to (a) $429 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements) and (b) a 29% decrease in power sales volumes primarily due to fewer resales of purchased power as a result of changes in our strategies for risk management and hedging activities in late 2002 and early 2003. These decreases were partially offset by a 18% increase in power prices due to increased natural gas and coal prices.
(8)	Increase primarily due to higher power prices as a result of increased natural gas prices, partially offset by lower volumes.

Fuel and Cost of Gas Sold and Purchased Power. Our fuel and cost of gas sold and purchased power decreased $422 million during the three months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended June 30,
	2004	2003	Change
	(in millions)
Retail energy:
Costs of purchased power attributable to end-use retail customers	$1,060	$937	$123	(1)
Costs of purchased power subsequently resold and other hedging activities	97	209	(112	)(2)
Market usage adjustments	(24)	44	(68	)(3)
Retail energy intersegment costs	74	52	22	(4)
Unrealized losses	65	3	62	(5)

Total retail energy	1,272	1,245	27

Wholesale energy:
Wholesale energy third-party costs	567	993	(426	)(6)
Unrealized losses	3	4	(1)

Total wholesale energy	570	997	(427)

Eliminations	(74)	(52)	(22)

Consolidated	$1,768	$2,190	$(422)

(1)	Increase primarily due to (a) 11% increase in price of purchased power primarily due to higher natural gas prices and (b) increase in volumes due to additional customers. These increases were partially offset by a decrease in volumes sold primarily due to weather.
(2)	See sub-footnote (4) above.
(3)	See note 1 to our interim financial statements.
(4)	Increase primarily due to higher power prices as a result of increased natural gas prices, partially offset by lower volumes.
(5)	See analysis of margins below.
(6)	Decrease primarily due to (a) $429 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements) and (b) decreased purchased power volumes primarily due to changes in our strategies for risk management and hedging activities in late 2002 and early 2003. These decreases were partially offset by higher prices of natural gas, coal and purchased power.

Trading Margins. Trading margins decreased $17 million during the three months ended June 30, 2004 compared to the same period in 2003. We discontinued our proprietary trading during March 2003. See “Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market Risks” in Item 3 of this report.

Gross margins. Gross margins, excluding trading margins, decreased $37 million during the three months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended June 30,
	2004	2003	Change
	(in millions)
Retail energy	$207	$249	$(42)
Power generation	252	247	5

Consolidated	$459	$496	$(37)

Our retail energy gross margins decreased $42 million during the three months ended June 30, 2004 compared to the same period in 2003. The decrease is detailed as follows (in millions):

Net unrealized gains/losses on non-trading energy derivatives	$(60	)(1)
Gains recorded prior to 2003 realized/collected in current periods	8	(2)
Change in market usage adjustments (revised estimates for electric sales and supply costs related to prior periods)	10	(3)

Net decrease in margin	$(42)

(1)	This decrease is primarily due to an unrealized loss on short natural gas positions recognized in 2004 as a result of an increase in forward natural gas prices. Because we do not own enough generation assets in ERCOT to satisfy our anticipated retail sales commitment, we enter into commitments to purchase power capacity when it becomes available to the market. In certain cases, we enter into these commitments to purchase power capacity prior to determining the price and other terms of the retail sales commitments for which the capacity is being purchased. Until these retail sales commitments are established, we may be exposed to changes in power capacity prices and natural gas prices. We often enter into “short” contracts to sell natural gas in order to offset our “long” position in power capacity. We have elected the “normal purchase” exception for some of our capacity commitments, which are then accounted for on the accrual basis, and we account for our short positions in natural gas on a mark-to-market basis. For further discussion, see “Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market Risks” in Item 3 of our First Quarter Form 10-Q and Item 3 of this report.
(2)	Increase due to impact of EITF Issue No. 02-03, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF No. 02-03).
(3)	See note 1 to our interim financial statements.

Our power generation gross margins increased $5 million during the three months ended June 30, 2004 compared to the same period in 2003. The increase is detailed as follows (in millions):

New York region	$15	(1)
West region	7	(2)
California energy sales refund provision reversal in 2004	5	(3)
Mid-Atlantic region	(5	)(4)
Mid-Continent region	(19	)(5)
Other, net	2

Net increase in margin	$5

(1)	Increase primarily due to (a) 2003 losses on forward power sales contracts and 2003 losses on unhedged fuel positions not incurred in 2004, (b) higher capacity revenues and (c) increased generation.
(2)	Increase primarily due to the Bighorn generating station achieving commercial operation during the first quarter of 2004.
(3)	See note 12(b) to our interim financial statements.
(4)	Decrease primarily due to (a) lower realized power prices due to hedging, (b) reduced margins at the Liberty generating station attributable to the termination of a tolling contract that was in effect in 2003 (see note 13 to our interim financial statements) and (c) the retirement of the old Seward generating station in the fourth quarter of 2003. These decreases were partially offset by increased margins as a result of (a) fewer planned outages in 2004 and (b) Hunterstown reaching commercial operation in July 2003.
(5)	Decrease primarily due to increased unplanned outages, which resulted in increased purchased power and the operation of less efficient plants to fulfill our contractual load obligations under a “provider of last resort” contract.

Operation and Maintenance. Operation and maintenance expenses decreased $9 million during the three months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended June 30,
	2004	2003	Change
	(in millions)

Retail energy	$54	$66	$(12)
Wholesale energy	180	177	3

Consolidated	$234	$243	$(9)

The decrease is detailed as follows (in millions):

Planned power generation maintenance projects and outages	$(15	)(1)
Salaries and benefits in retail energy segment	(8	)(2)
Taxes other than income taxes	3	(3)
Unplanned power generation maintenance projects and outages	5	(4)
Three power generation facilities achieving commercial operations in July 2003 and February 2004	7
Other, net	(1)

Net decrease in expense	$(9)

(1)	Decrease primarily due to timing of maintenance projects at the coal plants in the Mid-Atlantic ($6 million) and Mid-Continent ($2 million) regions and the natural gas plants in the West ($3 million) region.
(2)	Decrease primarily relates to lower headcount.
(3)	Increase primarily due to receipts from a property tax settlement in 2003 in the New York region.
(4)	Increase due to higher maintenance costs at Cheswick ($4 million) caused by fire and Avon Lake ($1 million).

Selling and Marketing. Selling and marketing expenses, which relate to our retail energy business, decreased $8 million during the three months ended June 30, 2004 compared to the same period in 2003 due to decreased advertising and marketing campaigns and lower headcount.

Bad Debt Expense. Bad debt expense decreased $8 million during the three months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended June 30,
	2004	2003	Change
	(in millions)

Retail energy	$14	$18	$(4)
Wholesale energy	(2)	2	(4)

Consolidated	$12	$20	$(8	)(1)

(1)	Decrease primarily due to improved collections and reduced activities of our commercial operations.

Other General and Administrative. Other general and administrative expenses decreased $30 million during the three months ended June 30, 2004 compared to the same period in 2003. The decrease is detailed as follows (in millions):

Severance costs	$(13	)(1)
Contractor services and professional fees	(8	)(2)
Legal costs	(5)
Salaries and benefits	(3	)(3)
Taxes other than income taxes	(2)
Rent and utilities	2	(4)
Other, net	(1)

Net decrease in expense	$(30)

(1)	Decrease primarily due to severance costs in 2003 related to an executive.
(2)	Decrease due to cost reduction efforts, settlement related to our corporate headquarters lease, reduced refinancing fees and costs and reduced use of outside consultants in 2004.
(3)	Decrease primarily relates to lower headcount, partially offset by higher incentive compensation benefits.
(4)	Increase in rent primarily due to our new corporate headquarters.

Depreciation and Amortization. Depreciation and amortization expense increased $45 million during the three months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended June 30,
	2004	2003	Change
	(in millions)

Retail energy	$11	$8	$3
Wholesale energy	111	75	36
Other operations	12	6	6

Consolidated	$134	$89	$45

The increase is detailed as follows (in millions):

Equipment impairment charge related to turbines and generators	$16
Depreciation for three power generation facilities (Hunterstown, Choctaw and Bighorn) achieving commercial operations in July 2003 and February 2004	10
Write-off of software development costs in June 2004	6
Increase in depreciable assets related to power generation facilities	4
Increased amortization of air emissions regulatory allowances	3
Net change in write-down of office building to fair value less costs to sell in June 2003 and June 2004	(5)
Other, net	11

Net increase in expense	$45

Loss on Sales of Receivables. Loss on sales of receivables, which relates to our retail energy business, increased $6 million during the three months ended June 30, 2004 compared to the same period in 2003. The increase is due primarily to the increased amount of receivables sold in 2004 compared to 2003 as the maximum amount allowed to be sold under the facility was increased in September 2003. See note 8 to our interim financial statements.

Interest Expense. Interest expense to third parties increased $4 million during the three months ended June 30, 2004 compared to the same period in 2003. The increase is detailed as follows (in millions):

Reduction in interest capitalized	$19
Higher interest rates primarily resulting from capital market transactions in June and July 2003	7
Financing fees expensed	4
Offset to interest expense for amortization of adjustments to fair value of acquired interest rate swaps	1	(1)
Changes in net unrealized losses on interest rate derivative instruments	(4	)(2)
Amortization of deferred financing costs	(5)
Reduction in outstanding debt	(18)

Net increase in expense	$4

(1)	See note 7 to our interim financial statements.
(2)	See note 6(a) to our interim financial statements.

Interest Income. Interest income from third parties increased $2 million during the three months ended June 30, 2004 compared to the same period in 2003. The increase is partially due to interest recognized on receivables related to energy sales in California (see note 12(b) to our interim financial statements).

Income Tax Expense. During the three months ended June 30, 2004 and 2003, our effective tax rate was 32.7% and 28.6%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $2 million and $3 million for the three months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004, these items primarily related to tax reserves and non-deductible incentive compensation, partially offset by state income tax benefits. For the three months ended June 30, 2003, these items primarily related to valuation allowances related to Canadian operating losses and to tax reserves, partially offset by state income tax benefits.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Loss. We reported $110 million consolidated net loss, or $0.37 loss per share, for the six months ended June 30, 2004 compared to $458 million consolidated net loss, or $1.57 loss per share, for the same period in 2003. The $348 million decrease in net loss is detailed as follows (in millions):

Trading margins	$69
Net unrealized gains/losses on non-trading energy derivatives	(21)
Gross margin, excluding unrealized gains/losses and trading margins	(88)
Accrual for payment to CenterPoint	45 (1)
Operation and maintenance	(11)
Selling and marketing	10
Bad debt expense	16
Other general and administrative	31
Depreciation and amortization	(68)
Interest expense	(17)
Interest income	(6)
Other, net	(18)
Income tax benefit	26
Discontinued operations, net of tax	349 (2)

Net decrease before cumulative effect of accounting changes	317
Cumulative effect of accounting change in 2004, net of tax	7 (3)
Cumulative effect of accounting changes in 2003, net of tax	24

Net decrease in loss	$348

(1)	See note 11(a) to our interim financial statements.
(2)	See notes 16 and 17 to our interim financial statements.
(3)	See note 2 to our interim financial statements.

Revenues. Our revenues, excluding trading margins, decreased $1.3 billion during the six months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Six Months Ended June 30,
	2004	2003	Change
	(in millions)
Retail Energy:
Retail energy revenues from end-use retail customers:
Texas:
Residential and small commercial	$1,557	$1,475	$82	(1)
Large commercial, industrial and institutional	884	683	201	(2)
Outside of Texas:
Commercial, industrial and institutional	64	—	64	(3)

Total	2,505	2,158	347
Retail energy revenues from resales of purchased power and other hedging activities	130	449	(319	)(4)
Market usage adjustments	(4)	21	(25	)(5)
Unrealized losses	—	(4)	4	(6)
Other	—	3	(3)

Total retail energy revenues	2,631	2,627	4

Wholesale Energy:
Wholesale energy third-party revenues	1,295	2,586	(1,291	)(7)
Wholesale energy intersegment revenues	134	105	29	(8)
Unrealized gains (losses)	2	(10)	12	(6)

Total wholesale energy revenues	1,431	2,681	(1,250)

Eliminations	(134)	(105)	(29)

Consolidated revenues, excluding trading Margins	$3,928	$5,203	$(1,275)

(1)	Increase primarily due to (a) a 7% increase in sales prices and (b) increased residential customers from outside of the Houston service area partially offset by a decrease in customers for small commercial in the Houston service area. These increases were partially offset by a decrease in volumes primarily due to weather.
(2)	Increase primarily due to (a) fixed-price contracts renewed at higher rates due to higher prices of natural gas and (b) increased volumes from additional customers.
(3)	Increase due to entering the PJM market in August 2003.
(4)	Decrease primarily due to (a) changes in our strategies for risk management and hedging activities and (b) $153 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements).
(5)	See note 1 to our interim financial statements.
(6)	See analysis of margins below.
(7)	Decrease primarily due to (a) $802 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements), (b) a 33% decrease in power sales volumes primarily due to fewer resales of purchased power as a result of changes in our strategies for risk management and hedging activities in late 2002 and early 2003 and (c) a $49 million change in our refund obligation and credit reserves for energy sales in California (see note 12(b) to our interim financial statements). These decreases were partially offset by an 11% increase in power prices due to increased natural gas and coal prices.
(8)	Increase primarily due to higher power prices as a result of increased natural gas prices, partially offset by lower volumes.

Fuel and Cost of Gas Sold and Purchased Power. Our fuel and cost of gas sold and purchased power decreased $1.2 billion during the six months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Six Months Ended June 30,
	2004	2003	Change
	(in millions)
Retail energy:
Costs of purchased power attributable to end-use retail customers	$1,936	$1,616	$320	(1)
Costs of purchased power subsequently resold and other hedging activities	130	449	(319	)(2)
Market usage adjustments	6	20	(14	)(3)
Retail energy intersegment costs	134	105	29	(4)
Unrealized losses	56	3	53	(5)

Total retail energy	2,262	2,193	69

Wholesale energy:
Wholesale energy third-party costs	892	2,082	(1,190	)(6)
Unrealized (gains) losses	(4)	12	(16	)(5)

Total wholesale energy	888	2,094	(1,206)

Eliminations	(134)	(105)	(29)

Consolidated	$3,016	4,182	$(1,166)

(1)	Increase primarily due to (a) 18% increase in price of purchased power primarily due to higher natural gas prices and (b) increase in volumes due to additional customers. These increases were partially offset by a decrease in volumes sold primarily due to weather.
(2)	See sub-footnote (4) above.
(3)	See note 1 to our interim financial statements.
(4)	Increase primarily due to higher power prices as a result of increased natural gas prices, partially offset by lower volumes.
(5)	See analysis of margins below.
(6)	Decrease primarily due to (a) $803 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements) and (b) decreased purchased power volumes primarily due to changes in our strategies for risk management and hedging activities in late 2002 and early 2003. These decreases were partially offset by higher prices of natural gas, coal and purchased power.

Trading Margins. Trading margins increased $69 million during the six months ended June 30, 2004 compared to the same period in 2003. The increase is primarily due to the fact that we incurred a pre-tax loss of approximately $80 million in connection with a financial gas spread position during the month of February 2003.

Gross margins. Gross margins, excluding trading margins, decreased $109 million during the six months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Six Months Ended June 30,
	2004	2003	Change
	(in millions)

Retail energy	$369	$434	$(65)
Power generation	543	587	(44)

Consolidated	$912	$1,021	$(109)

Our retail energy gross margins decreased $65 million during the six months ended June 30, 2004 compared to the same period in 2003. The decrease is detailed as follows (in millions):

Net unrealized gains/losses on non-trading energy derivatives	$(49	)(1)
Higher purchased power costs partially offset by higher revenue rates and volumes	(19	)(2)
Change in market usage adjustments (revised estimates for electric sales and supply costs related to prior periods)	(11	)(3)
Gains recorded prior to 2003 realized/collected in current periods	14	(4)

Net decrease in margin	$(65)

(1)	This decrease is primarily due to an unrealized loss on short natural gas positions recognized in 2004 as a result of an increase in natural gas prices. See further discussion above in sub-footnote (1) on the three months ended June 30, 2004 and 2003 analysis.
(2)	Decrease primarily due to reduced hedging benefit realized in 2004 compared to 2003 and higher purchased power costs due to higher natural gas prices partially offset by higher revenue rates and increased volumes due to more customers, each primarily related to the first quarter of 2004 and 2003.
(3)	See note 1 to our interim financial statements.
(4)	Increase due to impact of EITF Issue No. 02-03.

Our power generation gross margins decreased $44 million during the six months ended June 30, 2004 compared to the same period in 2003. The decrease is detailed as follows (in millions):

California energy sales refund provision reversals in 2003	$(88	)(1)
California energy sales refund provision reversal in 2004	5	(1)
California energy sales credit provisions in 2003	13	(1)
California energy sales credit provision reversals in 2004	21	(1)
Net unrealized gains/losses on non-trading energy derivatives	28	(4)
Mid-Atlantic region	(48	)(2)
Mid-Continent region	(22	)(3)
New York region	51	(5)
Other, net	(4)

Net decrease in margin	$(44)

(1)	See note 12(b) to our interim financial statements.
(2)	Decrease primarily due to (a) the retirement of the old Seward generating station in the fourth quarter of 2003, (b) lower volumes due to milder weather and (c) lower power prices realized by our coal-fired generation plants during 2004.
(3)	Decrease primarily due to increased unplanned outages, which resulted in increased purchased power and the operation of less efficient plants to fulfill our contractual load obligations under a “provider of last resort” contract.
(4)	Increase primarily due to (a) $17 million of change in ineffectiveness on hedges in the West region and (b) $7 million of mark-to-market changes due to non-trading derivatives not designated as cash flow hedges.
(5)	Increase primarily due to (a) 2003 losses on forward power sales contracts and 2003 losses on unhedged fuel positions not incurred in 2004, (b) higher capacity revenues and (c) increased generation.

Accrual for Payment to CenterPoint. We expect to make a payment to CenterPoint during the third quarter of 2004 related to residential customers. As of June 30, 2004, we estimate the payment to be $177 million. We accrued $47 million during the three months ended March 31, 2003, for a total accrual of $175 million as of December 31, 2003. We accrued an additional $2 million during the three months ended March 31, 2004, for a total accrual of $177 million as of June 30, 2004. See note 11(a) to our interim financial statements.

Operation and Maintenance. Operation and maintenance expenses increased $11 million during the six months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Six Months Ended June 30,
	2004	2003	Change
	(in millions)

Retail energy	$108	$124	$(16)
Wholesale energy	358	331	27

Consolidated	$466	$455	$11

The increase is detailed as follows (in millions):

Three power generation facilities achieving commercial operations in July 2003 and February 2004	$12
Taxes other than income taxes	9	(1)
Severance costs	9
Unplanned power generation maintenance projects and outages	7	(2)
Planned power generation maintenance projects and outages	7	(3)
Retirement/mothball of power generation units	(7	)(4)
Professional fees primarily for information technology systems	(9)
Salaries and benefits in retail energy segment	(17	)(5)

Net increase in expense	$11

(1)	Increase primarily due to (a) $5 million reduction in 2003 to gross tax related to an adjustment in the accrual rate and (b) receipts from a property tax settlement in 2003 in the New York region.

(2)	Increase primarily due to higher maintenance costs at Cheswick ($4 million) caused by fire and Avon Lake ($2 million).
(3)	Increase primarily due to timing of maintenance projects at the natural gas plants in the West ($5 million) and New York ($3 million) regions.
(4)	Decrease primarily due to the retirement of the Seward generating station ($4 million) in the Mid-Atlantic region during the fourth quarter of 2003 and the mothball of units at Etiwanda ($3 million) in the West region during the fourth quarter of 2003.
(5)	Decrease primarily relates to lower headcount.

Selling and Marketing. Selling and marketing expenses, which relate to our retail energy business, decreased $10 million during the six months ended June 30, 2004 compared to the same period in 2003 due to decreased advertising and marketing campaigns and lower headcount.

Bad Debt Expense. Bad debt expense decreased $16 million during the six months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Six Months Ended June 30,
	2004	2003	Change
	(in millions)

Retail energy	$24	$29	$(5)
Wholesale energy	(3)	8	(11	)(1)

Consolidated	$21	$37	$(16)

(1)	Decrease primarily due to (a) reduced activities of our commercial operations and (b) the recognition of $5 million of bad debt expense during the three months ended March 31, 2003, related to the Liberty generating station tolling agreement. See note 13 to our interim financial statements.

Other General and Administrative. Other general and administrative expenses decreased $31 million during the six months ended June 30, 2004 compared to the same period in 2003. The decrease is detailed as follows (in millions):

Contractor services and professional fees	$(22	)(1)
Taxes other than income taxes	(4)
Salaries and benefits	(3	)(2)
Legal costs	(3)
Severance costs	(2)
Rent and utilities	7	(3)
Other, net	(4)

Net decrease in expense	$(31)

(1)	Decrease due to cost reduction efforts, settlement related to our corporate headquarters lease, reduced refinancing costs and reduced use of outside consultants in 2004.
(2)	Decrease primarily relates to lower headcount, partially offset by higher incentive compensation costs.
(3)	Increase in rent primarily due to our new corporate headquarters.

Depreciation and Amortization. Depreciation and amortization expense increased $68 million during the six months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Six Months Ended June 30,
	2004	2003	Change
	(in millions)

Retail energy	$21	$16	$5
Wholesale energy	202	147	55
Other operations	19	11	8

Consolidated	$242	$174	$68

The increase is detailed as follows (in millions):

Equipment impairment charge related to turbines and generators	$16
Accelerated depreciation on Wayne facility in the first quarter of 2004 due to early retirement	12
Depreciation for three power generation facilities (Hunterstown, Choctaw and Bighorn) achieving commercial operations in July 2003 and February 2004	19
Write-off of software development costs in June 2004	6
Increase in depreciable assets related to the power generation facilities	6
Increased amortization of air emissions regulatory allowances	3
Net change in write-down of office building to fair value less costs to sell in June 2003 and June 2004	(5)
Other, net	11

Net increase in expense	$68

Loss on Sales of Receivables. Loss on sales of receivables, which relates to our retail energy business, increased $11 million during the six months ended June 30, 2004 compared to the same period in 2003. The increase is due primarily to the increased amount of receivables sold in 2004 compared to 2003 as the maximum amount allowed to be sold under the facility was increased in September 2003. See note 8 to our interim financial statements.

Interest Expense. Interest expense to third parties increased $17 million during the six months ended June 30, 2004 compared to the same period in 2003. The increase is detailed as follows (in millions):

Higher interest rates primarily resulting from bank refinancing in March 2003 and capital market transactions in June and July 2003	$34
Reduction in interest capitalized	20
Financing fees expensed	6
Offset to interest expense for amortization of adjustments to fair value of acquired interest rate swaps	3 (1)
Amortization of deferred financing costs	(6)
Reduction in outstanding debt	(43)
Other, net	3

Net increase in expense	$17

(1)	See note 7 to our interim financial statements.

Interest Income. Interest income from third parties decreased $6 million during the six months ended June 30, 2004 compared to the same period in 2003. The decrease is primarily due to interest recognized on receivables related to energy sales in California (see note 12(b) to our interim financial statements).

Income Tax Expense. During the six months ended June 30, 2004 and 2003, our effective tax rate was 33.4% and 27.8%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $3 million and $8 million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, these items primarily related to tax reserves, non-deductible incentive compensation and valuation allowances related to Canadian operating losses, partially offset by state income tax benefits. For the six months ended June 30, 2003, these items primarily related to tax reserves and revisions of estimates for tax accrued in prior periods and valuation allowances related to Canadian operating losses, partially offset by state income tax benefits.

Financial Condition

In this section, we provide updates related to sources of liquidity and capital resources, liquidity and capital requirements and historical cash flows. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of our Form 10-K.

Sources of Liquidity and Capital Resources

Our principal sources of liquidity and capital resources are cash flows from operations, borrowings under our various revolving credit facilities, proceeds from certain debt offerings and equity offerings and securitization of assets.

Credit Capacity, Cash and Cash Equivalents. The following table summarizes our credit capacity, cash and cash equivalents and current restricted cash for our continuing operations at June 30, 2004:

	Total (1)	Reliant Energy	Orion Power		Other
	(in millions)
Total committed credit	$7,162	$5,260	$1,091		$811
Outstanding borrowings	5,286	3,479	1,009		798
Outstanding letters of credit	1,106	1,076	30		—

Unused borrowing capacity	770	705	52	(2)	13
Cash and cash equivalents	155	25	13		117
Current restricted cash (3)	192	7	160		25

Total (4)	$1,117	$737	$225		$155

(1)	As of June 30, 2004, we had consolidated current and long-term debt outstanding from continuing operations of $5.4 billion. As of June 30, 2004, $53 million of our committed credit facilities are to expire by June 30, 2005. For a discussion of our credit facilities and other debt, see note 7 to our interim financial statements.
(2)	See notes 7 and 13 to our interim financial statements; $5 million of the unused capacity relates to Liberty’s working capital facility, which is currently not available to Liberty.
(3)	Current restricted cash includes cash at certain subsidiaries, the transfer or distribution of which is effectively restricted by the terms of financing agreements but is otherwise available to the applicable subsidiary for use in satisfying certain of its obligations.
(4)	As of June 30, 2004, we have $815 million of outstanding borrowings under facilities classified as discontinued operations. See note 16 to our interim financial statements.

Liquidity and Capital Requirements

Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures, debt service requirements, regulatory and legal settlements and collateral requirements. Examples of working capital needs include purchases of fuel and electricity, plant maintenance costs (including required environmental expenditures) and other costs such as payroll. We expect that, in addition to the foregoing, our working capital requirements will be affected by our cost-reduction efforts, which in the near term will result in increased severance payments and other restructuring costs.

As set forth in Item 7 of our Form 10-K, we currently have a sub-investment grade credit rating. As a function of this status, we incur greater demands on liquidity and capital resources than an investment grade company primarily due to our requirements to post collateral with our counterparties. The following table details our cash collateral posted and letters of credit outstanding for our continuing operations as of July 30, 2004:

	Total	Reliant Energy	Orion Power	Other
	(in millions)
Cash collateral posted:
For commercial operations	$333	$326	$7	$—
In support of financings	42	—	—	42

	$375	$326	$7	$42

Letters of credit outstanding:
For commercial operations	$676	$663	$13	$—
In support of financings	433	—	17	416

	$1,109	$663	$30	$416

In certain cases, our counterparties have elected not to require us to post collateral to which they are otherwise entitled under certain agreements. However, these counterparties retain the right to require such collateral. General factors that could trigger increased demands for collateral include additional adverse changes in our industry, negative regulatory or litigation developments and/or changes in commodity prices. Based on current commodity prices, we estimate that as of July 30, 2004, we could be contractually required to post additional collateral of up to $167 million related to our continuing operations.

For information regarding the collateral requirements for electric capacity purchases under a master purchase agreement with Texas Genco, L.P. (Texas Genco) and related information, see “Business – Retail Energy – Fuel Supply” in Item 1 of our Form 10-K and note 4 to the consolidated financial statements included in our Form 10-K.

Historical Cash Flows

The following table provides an overview of cash flows relating to our operating, investing and financing activities for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
	(in millions)

Cash provided by (used in):
Operating activities	$23	$209
Investing activities	(100)	(571)
Financing activities	86	(594)

Cash Flows – Operating Activities

Net cash provided by operating activities changed by $186 million during the six months ended June 30, 2004 compared to the same period in 2003. The change is detailed as follows (in millions):

Changes in working capital and other assets and liabilities	$(257	)(1)
Changes in cash flows from operations, excluding working capital and other assets and liabilities	22	(2)
Changes in cash flows related to our discontinued operations	49

Net change	$(186)

(1)	Change in net cash outflows to $143 million for the six months ended June 30, 2004 from net cash inflows of $114 million for the same period in 2003 due to an increase in cash used to meet working capital and other assets and liabilities requirements. See further analysis below.
(2)	Increase in net cash inflows to $147 million for the six months ended June 30, 2004 from $125 million for the same period in 2003.

Six Months Ended June 30, 2004. Changes in working capital and other assets and liabilities from continuing operations for the six months ended June 30, 2004 is detailed as follows (in millions):

Increase in margin deposits on energy trading and hedging activities	$(246	)(1)
Decrease in restricted cash	49
Net proceeds from receivables facility	94	(2)
Change in accounts and notes receivable and unbilled revenue and accounts payable	(52	)(3)
Net purchase of emissions credits	(41)
Settlement of volumes delivered	17	(4)
Decrease in taxes receivable	50	(5)
Other, net	(14)

Cash used	$(143)

(1)	Increase in cash deposits primarily due to (a) increased postings to third parties due to an increase in supply purchases resulting from seasonality and (b) increased postings related to brokerage accounts due to changes in our natural gas and power positions coupled with underlying changes in the related commodity prices.
(2)	See note 8 to our interim financial statements.
(3)	Net change due to power purchases in our wholesale business and seasonality and rates in our retail operations. See “Management’s Discussion and Analysis” of our results of operations.
(4)	Relates to volumes delivered under contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts, which were previously recognized as unrealized earnings in prior periods.
(5)	Decrease primarily due to receipt of $76 million of federal tax refunds, partially offset by state tax payments by our retail operations.

Six Months Ended June 30, 2003. Changes in working capital and other assets and liabilities from continuing operations for the six months ended June 30, 2003 is detailed as follows (in millions):

Net proceeds from receivables facility	105	(1)
Decrease in margin deposits on energy trading and hedging activities	89	(2)
Decrease in restricted cash	14
Taxes receivable	92	(3)
Settlement of volumes delivered	31	(4)
Purchase of interest rate caps	(29)
Net purchases of emission credits	(42)
Increase in prepaid expenses	(51	)(5)
Net option premiums purchased	(63)
Other, net	(32)

Cash provided	$114

(1)	See note 8 to our interim financial statements.
(2)	Decrease in cash deposits primarily due to the conversion of collateral posted to letters of credit from cash.
(3)	Decrease primarily due to $39 million increase in accrued tax liabilities related to our retail operations coupled with $49 million of net tax refunds.
(4)	Relates to volumes delivered under contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts, which were previously recognized as unrealized earnings in prior periods.
(5)	Increase primarily due to (a) Texas Genco capacity prepayments of $28 million, (b) $5 million related to naming rights to Houston sports complex, (c) $10 million of prepaid transmission costs related to our wholesale energy business and (d) increases due to normal operations.

Cash Flows – Investing Activities

Net cash used in investing activities decreased by $471 million during the six months ended June 30, 2004 compared to the same period in 2003, primarily due to a decrease in capital expenditures related to our power generation development projects as two facilities were completed in July 2003 and one facility was completed in February 2004, and the release of restricted cash placed in escrow in June 2003 for the possible acquisition of common stock of Texas Genco. See below for discussion.

Six Months Ended June 30, 2004. Net cash used in investing activities during the six months ended June 30, 2004 was $100 million, primarily due to $109 million of capital expenditures ($71 million for growth capital expenditures and $38 million for maintenance capital expenditures) primarily related to our power generation operations and development of power generation projects.

Six Months Ended June 30, 2003. Net cash used in investing activities during the six months ended June 30, 2003 was $571 million, due to $349 million of capital expenditures ($265 million for growth capital expenditures and $84 million for maintenance capital expenditures) primarily related to our power generation operations and development of power generation projects. In addition, we received $217 million of net proceeds from our June 2003 issuance of convertible senior subordinated notes, which were placed in an escrow account and were recorded as restricted cash as of June 30, 2003.

Cash Flows – Financing Activities

Net cash used in financing activities during the six months ended June 30, 2004 changed by $680 million compared to the same period in 2003. See below for discussion.

Six Months Ended June 30, 2004. Net cash provided by financing activities during the six months ended June 30, 2004 of $86 million is primarily due to a net increase in short-term borrowings of $151 million primarily as a result of increased working capital requirements and $78 million of payments of long-term debt (primarily Orion MidWest).

Six Months Ended June 30, 2003. Net cash used in financing activities during the six months ended June 30, 2003 of $594 million is primarily due to a decrease in short-term borrowings of $740 million, including a $350 million prepayment on the senior revolving credit facility made in connection with the refinancing in March 2003 and other reductions in the senior revolving credit facility in 2003. In addition, we paid financing costs of $139 million related to the March 2003 refinancing. This net decrease was partially offset by the issuance in June 2003 of $225 million aggregate principal amount of convertible senior subordinated notes in a private placement of which net proceeds of $217 million were placed in an escrow account for the possible acquisition of common stock of Texas Genco (as discussed above) and $95 million of net proceeds under a financing commitment for the construction of three power generation facilities.

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

As of July 2004, there are no new accounting pronouncements that would have a material impact on our results of operations, financial position or cash flows, which we have not already adopted and/or disclosed elsewhere in the notes to our interim financial statements.

Significant Accounting Policies

For discussion regarding our significant accounting policies, see note 2 to our consolidated financial statements included in our Form 10-K and notes 1 and 2 to our interim financial statements.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see our Form 10-K and notes 1 and 12(b) to our interim financial statements.

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

Impacts of Applying Mark-to-Market Accounting Treatment to Certain Contracts. For information regarding our applying mark-to-market accounting treatment to certain derivative contracts, including forward contracts for power, natural gas and basis swaps, we have entered into and plan to enter into in the future, including the potential impact of this treatment on the volatility of our earnings due to changes in the underlying commodity prices, see “Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market Risks” in Item 3 of our First Quarter Form 10-Q and below.

Application of Mark-to-Market Treatment for Certain Forward Contracts in the West Region. Effective July 1, 2004, we de-designated our cash flow hedges related to over-the-counter and exchange traded forward contracts for natural gas, power and basis swaps in the West region. These derivative contracts will be marked to market through earnings on a go-forward basis. As of July 1, 2004, we have recorded in accumulated other comprehensive loss $30 million of deferred gains related to these contracts, that will be reclassified into earnings during the period the original forecasted transaction was expected to occur (July 2004 through December 2008). Of the $30 million, $31 million of deferred gains will be reclassified into earnings during the next 12 months. In addition, effective July 1, 2004, we plan to elect marking to market through earnings, rather than electing cash flow hedge treatment, for new contracts entered into by the West region operations which (a) meet the definition of a derivative and (b) do not meet the qualifications to be designated as a “normal” purchase or sale. Due to this change in the accounting for the forward contracts in the West region, we could experience significant fluctuations in earnings due to changes in the prices of natural gas and power. See earnings sensitivity discussion below.

The following table sets forth the fair values of the contracts related to our net non-trading derivative assets and liabilities as of June 30, 2004:

	Fair Value of Contracts at June 30, 2004
Source of Fair Value	Twelve Months Ended June 30, 2005	Remainder of 2005	2006	2007	2008	2009 and thereafter	Total fair value
	(in millions)
Prices actively quoted (1)	$(25)	$(23)	$7	$—	$—	$—	$(41)
Prices provided by other external sources (2)	106	—	11	5	—	—	122
Prices based on models and other valuation methods (3)	101	(6)	(20)	(21)	(15)	(31)	8

Total	$182	$(29)	$(2)	$(16)	$(15)	$(31)	$89

(1)	Represents our NYMEX futures positions in natural gas, crude oil and power. NYMEX has quoted prices for natural gas, crude oil and power for the next 72, 30 and 36 months, respectively.
(2)	Represents our forward positions in natural gas and power at points for which over-the-counter market (OTC) broker quotes are available, which on average, extend 36 and 24 months into the future, respectively. Positions are valued against internally developed forward market price curves that are frequently validated and recalibrated against OTC broker quotes. This category includes some transactions whose prices are obtained from external sources and then modeled to hourly, daily or monthly prices, as appropriate. This category also includes our interest rate derivative instruments, which are valued based on information from market participants.
(3)	Represents the value of (a) our valuation adjustments for liquidity, credit and administrative costs, (b) options or structured transactions not quoted by an exchange or OTC broker, but for which the prices of the underlying position are available and (c) transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point.

We assess the risk of our non-trading derivatives using a sensitivity analysis method. Derivative instruments, which we use as economic hedges, create exposure to commodity prices, which, in turn, offset the commodity exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in the underlying energy prices. An increase of 10% in the market prices of energy commodities from their June 30, 2004 levels would have decreased the fair value of our non-trading energy derivatives by $29 million. Of this amount, $6 million relates to a loss in fair value of our non-trading derivatives that are designated as cash flow hedges and $23 million relates to a loss in earnings of our economic hedges. A decrease of 10% in the market prices of energy commodities from their December 31, 2003 levels would have decreased the fair value of our non-trading energy derivatives by $70 million.

Interest Rate Risk. We have issued long-term debt and have obligations under bank facilities that subject us to the risk of loss associated with movements in market interest rates. In addition, we have entered into interest rate swap and interest rate cap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our variable rate debt instruments. We assess interest rate risks using a sensitivity analysis method. The table below provides information concerning our financial instruments for our continuing operations as of June 30, 2004 and December 31, 2003, which are sensitive to changes in interest rates:

	Aggregate Notional Amount	Fair Market Value/Swap Termination Value	Hypothetical Change in Underlying at End of Period	Financial Impact
	(in millions)
June 30, 2004:
Floating rate debt (1) (2)	$3,168	$3,168	10% increase	$1 million increased monthly interest expense
Fixed rate debt (2)	1,914	1,948	10% decrease	$82 million increase in fair market value
Interest rate swaps (3):
Orion Midwest	300	(35)	10% decrease	$3 million increase in termination cost
Channelview	200	(7)	10% decrease	$1 million increase in termination cost
Interest rate caps	4,500	2	10% decrease	$0 loss in earnings

December 31, 2003:
Floating rate debt (1)(2)	$3,095	$3,035	10% increase	$1 million increased monthly interest expense
Fixed rate debt (2)	1,920	1,991	10% decrease	$91 million increase in fair market value
Interest rate swaps (3):
Orion Midwest	300	(48)	10% decrease	$3 million increase in termination cost
Channelview	200	(13)	10% decrease	$1 million increase in termination cost
Interest rate caps	4,500	4	10% increase	$1 million loss in earnings

(1)	Excludes adjustment to fair value of our interest rate swaps.
(2)	Excludes Liberty’s debt as Liberty is in default. See note 13 to our interim financial statements.
(3)	These derivative instruments qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in our results of operations over the term of the related agreement. As of June 30, 2004 and December 31, 2003, these swaps have negative termination values (i.e., we would have to pay).

Trading Market Risk

The following table sets forth the fair values of the contracts related to our net trading assets and liabilities as of June 30, 2004:

	Fair Value of Contracts at June 30, 2004
Source of Fair Value	Twelve Months Ended June 30, 2005	Remainder of 2005	2006	2007	2008	2009 and thereafter	Total fair value
	(in millions)
Prices actively quoted	$18	$11	$4	$—	$—	$—	$33
Prices provided by other external sources	(38)	(12)	4	3	—	—	(43)
Prices based on models and other valuation methods	8	1	(2)	5	12	5	29

Total	$(12)	$—	$6	$8	$12	$5	$19

For information regarding “prices actively quoted,” “prices provided by other external sources” and “prices based on models and other valuation methods,” see discussion above related to non-trading derivative assets and liabilities. For the detail of our realized and unrealized gains/losses in trading margins, see note 6(b) to our interim financial statements.

Below is an analysis of our net consolidated trading assets and liabilities:

	Six Months Ended June 30,
	2004	2003
	(in millions)
Fair value of contracts outstanding, beginning of period	$(1)	$199
Net assets transferred to non-trading derivatives due to implementation of EITF No. 02-03	—	(93)
Other net assets transferred to non-trading derivatives	—	(10)
Net assets recorded to cumulative effect under EITF No. 02-03	—	(63)
Contracts realized or settled	19	89
Changes in fair values attributable to market price and other market changes	1	(70)

Fair value of contracts outstanding, end of period	$19	$52

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

The following table presents the daily value-at-risk for substantially all of our trading positions for our continuing operations for the indicated periods in 2004 and 2003:

	2004	2003 (1)
	(in millions)
As of June 30	$2	$4
Three months ended June 30:
Average	2	9
High	5	11
Low	1	4
Six months ended June 30:
Average	3	10
High	11	35
Low	1	4

(1)	There was a short-term increase in value-at-risk during February 2003 due to volatility in the natural gas market. As a result, we realized a trading loss related to certain of our natural gas trading positions of approximately $80 million pre-tax during the three months ended March 31, 2003. In March 2003, we discontinued our proprietary trading business. Trading positions taken prior to our decision to exit this business are managed solely for purposes of closing them on acceptable terms.

Credit Risk

Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. Credit risk is inherent in our commercial activities.

The following table includes: derivative assets and accounts receivable (excluding residential and small commercial and industrial customers), after taking into consideration netting within each contract and any master netting contracts with counterparties, as of June 30, 2004:

Credit Rating Equivalent	Exposures Before Collateral	Credit Collateral Held (1)	Exposure Net of Collateral	Number of Counterparties > 10%	Net Exposure of Counterparties >10%
	(in millions)
Investment grade	$273	$—	$273	—	$—
Non-investment grade	97	—	97	—	—
No external ratings (2):
Internally rated – Investment grade	175	—	175	—	—
Internally rated – Non-investment grade	258	—	258	1	126

Total	$803	$—	$803	1	$126

(1)	Collateral consists of cash and standby letters of credit.
(2)	For unrated counterparties, we perform credit analyses, considering (a) contractual rights and restrictions, (b) status of financial condition determined through review of financial statements, (c) credit support, such as parent company guarantees, and (d) other factors, to create an internal credit rating.

As of June 30, 2004 and December 31, 2003, one non-investment grade counterparty represented 16% and 18%, respectively, of our total credit exposure, net of collateral. The dollar amounts of our credit exposure to this one counterparty were $126 million and $113 million as of June 30, 2004 and December 31, 2003, respectively. There were no other counterparties representing greater than 10% of our total credit exposure, net of collateral.

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

Changes in Internal Controls

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information in response to this item, see (a) note 15 to our consolidated financial statements included in our Form 10-K, (b) notes 11 and 12 to our interim financial statements included in our First Quarter Form 10-Q and (c) notes 12 and 13 to our interim financial statements in this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 annual meeting of our stockholders was held on June 2, 2004. The purpose of the annual meeting was to consider and vote upon the following proposals:

1.	To elect two directors to our board of directors;

2.	To ratify the appointment of Deloitte & Touche LLP as our independent accountants for 2004; and

3.	To vote on a stockholder proposal requesting that the Compensation Committee of the Board of Directors adopt a policy requiring our executive officers to retain any shares of our common stock acquired through the exercise of stock options or restricted stock until 90 days after their termination from employment or other service with Reliant Energy, Inc.

At the annual meeting, Laree E. Perez was re-elected to serve as a Class II director of Reliant Energy, Inc. The votes cast for Ms. Perez and the votes withheld were as follows:

FOR	WITHHELD
266,645,813	5,131,627

At the annual meeting, William L. Transier was re-elected to serve as a Class II director of Reliant Energy, Inc. The votes cast for Mr. Transier and the votes withheld were as follows:

FOR	WITHHELD
264,835,696	6,941,744

The following votes were cast with respect to the ratification of the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ended December 31, 2004.

FOR	AGAINST	ABSTAIN
267,709,672	3,503,092	564,899

The following votes were cast with respect to a stockholder proposal requesting that the Compensation Committee of the Board of Directors adopt a policy requiring our executive officers to retain any shares of our common stock acquired through the exercise of stock options or restricted stock until 90 days after their termination from employment or other service with Reliant Energy, Inc. There were 71,455,387 broker non-votes.

FOR	AGAINST	ABSTAIN
23,419,767	175,173,615	1,728,671

Effective June 2, 2004, the date of our Annual Meeting, E. William Barnett relinquished his title as Senior Counsel of Baker Botts LLP and terminated a fixed payment arrangement with this firm thereby meeting the requirements specified in Rule 303A.02(b)(v) of the New York Stock Exchange Listing Manual regarding director independence.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

See Index of Exhibits.

(b) Reports on Form 8-K.

•	Current Report (items 5 and 7) on Form 8-K dated April 8, 2004;

•	Current Report (items 5 and 7) on Form 8-K dated April 26, 2004;

•	Current Report (item 12) on Form 8-K dated May 5, 2004;

•	Current Report (items 5 and 7) on Form 8-K dated May 18, 2004; and

•	Current Report (item 12) on Form 8-K dated August 4, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT ENERGY, INC.
(Registrant)

	By:	/s/ Thomas C. Livengood
August 4, 2004		Thomas C. Livengood
Vice President and Controller (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Certificate of Incorporation	Reliant Energy, Inc.’s Registration Statement on Form S-1, dated October 16, 2000	333-48038	3.1

3.2	Amended and Restated Bylaws	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001	1-16455	3

3.3	Certificate of Ownership and Merger merging a wholly-owned subsidiary into registrant pursuant to Section 253 of the General Corporation Law of the state of Delaware and as became effective as of April 26, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K dated April 26, 2004	1-16455	3.1

*+10.1	Form of Agreement for Key Employee Award Program 2004-2006 issued under 2002 Long-Term Incentive Plan

10.2	Purchase and Sale Agreement by and between Orion Power Holdings, Inc., Reliant Energy Inc., Great Lakes Power Inc. and Brascan Corporation dated as of May 18, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K dated May 8, 2004	1-16455	99.2

+12.1	Reliant Energy, Inc. and Subsidiaries Ratio of Earnings from Continuing Operations to Fixed Charges

+31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Chairman and Chief Executive Officer of Reliant Energy, Inc. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

+32.2	Certification of Executive Vice President and Chief Financial Officer of Reliant Energy, Inc. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

+99.1	Reliant Energy, Inc.’s note 15 to its consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003

+99.2	Reliant Energy, Inc.’s notes 11 and 12 to its interim financial statements included in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004

+99.3	Certain sections of Reliant Energy, Inc.’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments and Other Information” included in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004