Form 10-Q
period 2004-09-30
RELIANT ENERGY INC
filed 2004-11-04
CIK 1126294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of November 1, 2004, the last practicable date for determination, Reliant Energy, Inc. had 298,671,506 shares of common stock outstanding, excluding 1,132,494 shares held by the registrant as treasury stock.

RELIANT ENERGY, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

When we make statements containing projections, estimates or assumptions about our revenues, income and other financial items, our plans for the future, future economic performance, transactions and dispositions and financings related thereto, we are making “forward-looking statements.” Forward-looking statements relate to future events and anticipated revenues, earnings, business strategies, competitive position or other aspects of our operations or operating results. In many cases you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Although we believe that the expectations and the underlying assumptions reflected in our forward-looking statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are not guarantees of future performance or events. Such statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

Among other things, the matters described in:

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risk Factors” in Item 7 and note 15 to our consolidated financial statements, in our Annual Report on Form 10-K for the year ended December 31, 2003 (Form 10-K);

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 11 and 12 to our interim financial statements in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (First Quarter Form 10-Q);

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 12 and 13 to our interim financial statements in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Second Quarter Form 10-Q); and

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 12 and 13 to our interim financial statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (this Form 10-Q)

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

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Revenues (including $(8,567), $(13,837), $(22,259) and $(27,906) unrealized losses)	$2,807,314	$3,659,450	$6,721,071	$8,863,198
Trading margins	1,192	26,356	(1,468)	(44,943)

Total	2,808,506	3,685,806	6,719,603	8,818,255

Expenses:
Fuel and cost of gas sold (including $42,270, $8,437, $64,598 and $420 unrealized gains)	473,466	373,120	1,194,636	1,013,415
Purchased power (including $(88,789), $1,099, $(147,585) and $(5,958) unrealized (losses) gains)	1,626,697	2,382,556	3,906,096	5,925,004
Accrual for payment to CenterPoint Energy, Inc.	(58)	—	1,600	46,700
Operation and maintenance	211,235	225,037	676,958	679,770
Selling and marketing	22,774	26,208	61,701	74,761
Bad debt expense	16,447	15,461	36,755	52,305
Loss on sales of receivables	14,491	6,784	33,741	14,658
Other general and administrative	51,410	63,290	151,673	195,109
Gain on sale of counterparty claim (note 12(a))	(30,000)	—	(30,000)	—
Wholesale energy goodwill impairment	—	985,000	—	985,000
Depreciation	96,559	101,906	320,252	259,216
Amortization	34,364	27,772	53,709	44,687

Total	2,517,385	4,207,134	6,407,121	9,290,625

Operating Income (Loss)	291,121	(521,328)	312,482	(472,370)

Other Income (Expense):
Gains (losses) from investments, net	612	(253)	(53)	1,602
Income (loss) of equity investments, net	344	2,982	(9,244)	(617)
Other, net	777	3,242	4,654	6,102
Interest expense	(111,510)	(143,426)	(312,138)	(327,579)
Interest income	16,602	4,543	29,133	23,676

Total other expense	(93,175)	(132,912)	(287,648)	(296,816)

Income (Loss) from Continuing Operations Before Income Taxes	197,946	(654,240)	24,834	(769,186)
Income tax expense	77,561	135,644	19,726	103,745

Income (Loss) from Continuing Operations	120,385	(789,884)	5,108	(872,931)
Income (loss) from discontinued operations before income taxes	200,197	(108,128)	191,297	(423,348)
Income tax (benefit) expense	(24,454)	18,327	(31,294)	54,316

Income (loss) from discontinued operations	224,651	(126,455)	222,591	(477,664)

Income (Loss) Before Cumulative Effect of Accounting Changes	345,036	(916,339)	227,699	(1,350,595)
Cumulative effect of accounting changes, net of tax	—	—	7,290	(24,055)

Net Income (Loss)	$345,036	$(916,339)	$234,989	$(1,374,650)

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.40	$(2.68)	$0.02	$(2.98)
Income (loss) from discontinued operations	0.76	(0.43)	0.75	(1.64)
Cumulative effect of accounting changes, net of tax	—	—	0.02	(0.08)

Net income (loss)	$1.16	$(3.11)	$0.79	$(4.70)

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.37	$(2.68)	$0.02	$(2.98)
Income (loss) from discontinued operations	0.67	(0.43)	0.73	(1.64)
Cumulative effect of accounting changes, net of tax	—	—	0.02	(0.08)

Net income (loss)	$1.04	$(3.11)	$0.77	$(4.70)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except share amounts)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$93,503	$146,244
Restricted cash	278,210	234,113
Accounts and notes receivable, principally customer, net of allowance of $49,414 and $73,940	1,358,083	571,685
Notes receivable related to receivables facility	—	393,822
Net California receivables subject to refund	—	198,609
Inventory	258,403	266,430
Trading and derivative assets	290,233	493,046
Margin deposits on energy trading and hedging activities	419,143	76,871
Prepayments and other current assets	370,883	244,691
Current assets of discontinued operations	—	66,324

Total current assets	3,068,458	2,691,835

Property, plant and equipment, gross	8,743,498	8,695,694
Accumulated depreciation	(946,967)	(705,149)

Property, Plant and Equipment, net	7,796,531	7,990,545

Other Assets:
Goodwill	440,534	482,534
Other intangibles, net	659,695	650,549
Net California receivables subject to refund	230,000	—
Equity investments	84,406	95,223
Trading and derivative assets	254,183	199,716
Prepaid lease	258,220	217,781
Restricted cash	29,808	36,916
Other	261,556	327,904
Long-term assets of discontinued operations	—	617,828

Total other assets	2,218,402	2,628,451

Total Assets	$13,083,391	$13,310,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$688,976	$391,403
Accounts payable, principally trade	628,433	509,499
Trading and derivative liabilities	275,151	348,614
Margin deposits from customers on energy trading and hedging activities	18,789	36,136
Retail customer deposits	61,172	57,279
Accrual for payment to CenterPoint Energy, Inc.	176,600	175,000
Other	497,886	421,934
Current liabilities of discontinued operations	—	61,109

Total current liabilities	2,347,007	2,000,974

Other Liabilities:
Accumulated deferred income taxes	547,696	454,593
Trading and derivative liabilities	328,138	208,689
Benefit obligations	128,198	127,710
Other	258,890	352,662
Long-term liabilities of discontinued operations	—	880,570

Total other liabilities	1,262,922	2,024,224

Long-term Debt	4,839,686	4,913,834

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 299,804,000 issued)	61	61
Additional paid-in capital	5,799,628	5,841,438
Treasury stock at cost, 1,223,528 and 5,212,017 shares	(21,073)	(89,769)
Retained deficit	(1,103,589)	(1,338,578)
Accumulated other comprehensive loss	(41,251)	(31,812)
Accumulated other comprehensive loss from discontinued operations	—	(9,541)

Stockholders’ equity	4,633,776	4,371,799

Total Liabilities and Stockholders’ Equity	$13,083,391	$13,310,831

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$234,989	$(1,374,650)
(Income) loss from discontinued operations	(222,591)	477,664

Net income (loss) from continuing operations and cumulative effect of accounting changes	12,398	(896,986)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting changes	(7,290)	24,055
Wholesale energy goodwill impairment	—	985,000
Depreciation and amortization	373,961	303,903
Deferred income taxes	8,835	30,735
Net unrealized gains on trading energy derivatives	(17,436)	(37,973)
Net unrealized losses on non-trading energy derivatives	105,246	33,444
Net amortization of contractual rights and obligations	(28,502)	(19,849)
Amortization of deferred financing costs	26,513	60,828
Accrual for payment to CenterPoint Energy, Inc.	1,600	46,700
Other, net	32,727	17,824
Changes in other assets and liabilities:
Restricted cash	(36,989)	(52,377)
Accounts and notes receivable and unbilled revenue, net	(337,477)	(97,867)
Cash proceeds from receivables facility, net	232,000	158,000
Inventory	7,197	15,139
Margin deposits on energy trading and hedging activities, net	(359,619)	224,707
Net non-trading derivative assets and liabilities	65,126	(99,611)
Prepaid lease obligation	(40,439)	(32,486)
Other current assets	(62,692)	(31,123)
Other assets	(56,522)	(93,111)
Accounts payable	117,979	(145,907)
Taxes payable/receivable	55,577	104,276
Other current liabilities	46,626	34,280
Other liabilities	2,466	24,289

Net cash provided by continuing operations from operating activities	141,285	555,890
Net cash used in discontinued operations from operating activities	(4,333)	(18,795)

Net cash provided by operating activities	136,952	537,095

Cash Flows from Investing Activities:
Capital expenditures	(148,470)	(466,101)
Restricted cash	—	(271,516)
Other, net	12,394	2,900

Net cash used in continuing operations from investing activities	(136,076)	(734,717)
Net cash provided by (used in) discontinued operations from investing activities	869,373	(22,505)

Net cash provided by (used in) investing activities	733,297	(757,222)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	1,612,109
Payments of long-term debt	(138,791)	(1,121,452)
Decrease in short-term borrowings and revolving credit facilities, net	(3,850)	(1,072,976)
Payments of financing costs	(144)	(183,280)
Other, net	25,797	7,530

Net cash used in continuing operations from financing activities	(116,988)	(758,069)
Net cash used in discontinued operations from financing activities	(806,002)	(13,934)

Net cash used in financing activities	(922,990)	(772,003)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	7,985

Net Change in Cash and Cash Equivalents	(52,741)	(984,145)
Cash and Cash Equivalents at Beginning of Period	146,244	1,114,850

Cash and Cash Equivalents at End of Period	$93,503	$130,705

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$328,656	$254,010
Income taxes paid (net of income tax refunds received) for continuing operations	$(51,193)	$(27,992)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

Background

As used in this Form 10-Q, “Reliant Energy” refers to Reliant Energy, Inc. and “we,” “us” and “our” refer to Reliant Energy, Inc. and its consolidated subsidiaries.

Our business operations provide electricity and related services to retail customers (including acquiring and managing the related supply) primarily in Texas and we generate and sell electricity and other related services in wholesale energy markets in various regions of the United States. For information regarding our reportable segments, see note 15.

This Form 10-Q includes our consolidated interim financial statements and notes (interim financial statements). The interim financial statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with (a) our audited consolidated financial statements and notes in our Form 10-K, (b) our unaudited interim financial statements and notes in our First Quarter Form 10-Q and (c) our unaudited interim financial statements and notes in our Second Quarter Form 10-Q.

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

Adjustments and Reclassifications. In September 2004, we sold 770 megawatts (MW) of generation assets located in upstate New York (hydropower plants) for $874 million in cash. We have reported the operations of the hydropower plants as discontinued operations since May 2004 and, accordingly, have reclassified amounts for all periods. See notes 5 and 16 for further discussion.

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

Restructuring Costs. For the remainder of 2004 and 2005, we intend to continue to identify, evaluate and pursue opportunities to restructure our business operations in order to increase our efficiency, reduce our costs and reduce our liquidity and capital requirements. We have incurred and expect to continue to incur short-term costs in the form of severance payments, information technology systems investments, costs and write-offs related to corporate leases and other restructuring costs as part of our efforts to reduce our cost structure. During the three and nine months ended September 30, 2004, we incurred $1 million and $29 million, respectively, in severance costs, which are included in operation and maintenance, selling and marketing and other general and administrative expenses in our consolidated statements of operations. The majority of the severance costs have been paid and $1 million is accrued in our consolidated balance sheet as of September 30, 2004. In addition, during the three and nine months ended September 30, 2004, we incurred $11 million in other restructuring costs, such as lease expense related to vacating certain floors in our corporate headquarters. See note 5 for a discussion of write-downs of property, plant and equipment. In addition, severance costs and other restructuring costs are expected to be incurred in the remainder of 2004 and in 2005 and 2006.

FIN No. 46R. In January 2004, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN No. 46R), which modified certain criteria in determining which entities should be considered as variable interest entities. The adoption had no impact on our financial statements. The application of FIN No. 46R continues to evolve as the FASB continues to address issues submitted for consideration. We will continue to assess our application of clarified or revised guidance related to FIN No. 46R.

Changes in Estimates for Retail Energy Sales and Costs. Our revenues and the related energy supply costs are based on (a) our estimates of customer usage and (b) initial usage information provided by the Electric Reliability Council of Texas (ERCOT) Independent System Operator (ISO) and PJM Interconnection, LLC (PJM) relating to customer meter reading data provided by third parties. Upon receipt of actual or updated usage data from the ERCOT ISO and PJM, we revise the estimates and record any resulting changes in the period when better information becomes available. As of September 30, 2004 and December 31, 2003, we recorded unbilled revenues, based on our estimates, of $393 million and $290 million, respectively, for retail energy sales.

During the three months ended September 30, 2004 and 2003, we recognized in gross margin $13 million of expense and $25 million of income, respectively, and during the nine months ended September 30, 2004 and 2003, we recognized in gross margin $10 million of expense and $27 million of income, respectively, resulting from revisions to prior period estimates related to customer usage in ERCOT and PJM and supply costs and other changes in estimates (collectively referred to as “market usage adjustments”). The ERCOT ISO continues to experience problems processing volume data. During 2004, we have seen negative trends from ERCOT ISO final settlement data related to “unaccounted for energy” and supply costs compared to our estimates that we have recorded. Based on final settlement information from the ERCOT ISO and a change in methodology for estimating and recording “unaccounted for energy,” we recognized a loss of $14 million during the three months ended September 30, 2004 ($12 million gain related to 2002, $16 million loss related to 2003 and $10 million loss related to the first six months of 2004). These amounts are included in the amounts above described as “market usage adjustments.” As of September 30, 2004, the ERCOT ISO’s settlement calculations indicate that our customers utilized greater volumes of electricity than our records indicated by approximately 450,000 megawatt hours (MWh) for 2003. As of September 30, 2004, we have receivables recorded of $23 million related to 2003 and $11 million related to 2004 due to our estimated settlement volumes being less than that indicated by the ERCOT ISO’s settlement calculations. The ultimate resolution of these differences could result in additional changes in estimates of our energy supply costs for our retail operations.

EITF No. 03-11. Prior to October 1, 2003, we generally recorded revenues, fuel and cost of gas sold, and purchased power related to sale and purchase contracts designated as hedges on a gross basis in the delivery period. Since that date, we have recorded certain transactions on a net basis, including the settlement of sales and purchases of fuel and purchased power related to our non-trading energy derivative activities that were not physically delivered. The change in accounting treatment resulted in an $821 million and $1,776 million decrease in revenues and a corresponding $821 million and $1,776 million decrease in fuel and cost of gas sold and purchased power for the three and nine months ended September 30, 2004, respectively. We believe the application of Emerging Issues Task Force (EITF) Issue No. 03-11 (EITF No. 03-11) will continue to result in a significant amount of our non-trading energy derivative activities being reported on a net basis prospectively that were previously reported on a gross basis. EITF No. 03-11 has no impact on margins or net income. Reclassification of periods prior to October 1, 2003 is not required and it is not practicable for us to do so.

(2)	Cumulative Effect of Change in Accounting Principle

Prior to January 1, 2004, we recognized repair and maintenance costs for power generation assets acquired prior to December 31, 1999, under the “accrue-in-advance” method. Under the accrue-in-advance method, we estimated the costs of planned major maintenance and accrued the related expense over the maintenance cycle, which ranges from two to 12 years. Effective January 1, 2004, we began expensing these costs as incurred. Such change conforms our accounting for all major maintenance costs to a method that we believe is preferable in these circumstances. As a result of this change in accounting method, we (a) recognized a cumulative effect of an accounting change resulting in an increase in net income of $7 million, net of tax of $3 million, (or $0.02 per diluted share) for the nine months ended September 30, 2004, (b) decreased long-term liabilities by $10 million and (c) decreased deferred tax assets by $3 million.

(3)	Stock-based Compensation Plans and Retirement Plans

(a)	Stock-based Compensation Plans.

We apply the intrinsic value method of accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).

In March 2004, the FASB issued a proposed statement that would eliminate the ability to account for share-based compensation transactions using APB No. 25 and would generally require that such transactions be accounted for using a fair value based method. The FASB tentatively has agreed that the proposed standard should be effective for awards that are granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. Early adoption is allowed. In connection with the revised proposed effective dates, the FASB has discussed a variety of transition methods that would allow (but not require) companies to account for share-based payment awards.

If employee stock-based compensation costs had been expensed based on the fair value (determined using the Black-Scholes model) method of accounting applied to all stock-based awards, our net income (loss) and per share amounts would have approximated the following pro forma results for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions, except per share amounts)
Net income (loss), as reported	$345	$(916)	$235	$(1,375)
Add: Stock-based employee compensation expense included in reported net income/loss, net of related tax effects	2	1	10	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(10)	(19)	(35)

Pro forma net income (loss)	$341	$(925)	$226	$(1,404)

Earnings (loss) per share:
Basic, as reported	$1.16	$(3.11)	$0.79	$(4.70)

Basic, pro forma	$1.14	$(3.14)	$0.76	$(4.80)

Diluted, as reported	$1.04	$(3.11)	$0.77	$(4.70)

Diluted, pro forma	$1.02	$(3.14)	$0.74	$(4.80)

(b)	Retirement Plans.

Net benefit cost for our qualified retirement plans includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$2.0	$1.9	$0.7	$0.7
Interest cost	1.1	1.0	1.1	0.9
Expected return on plan assets	(0.8)	(0.5)	—	—
Curtailment gain	—	—	(1.4)	—
Net amortization	0.3	0.2	0.4	0.3

Net benefit cost	$2.6	$2.6	$0.8	$1.9

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$6.0	$5.7	$2.1	$2.1
Interest cost	3.3	3.0	3.3	2.7
Expected return on plan assets	(2.4)	(1.5)	—	—
Curtailment gain	(0.2)	—	(1.4)	—
Net amortization	0.9	0.6	1.2	0.9

Net benefit cost	$7.6	$7.8	$5.2	$5.7

Pension expense associated with our non-qualified pension plan was $0 during each of the three months ended September 30, 2004 and 2003 and $3 million and $1 million during the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, we recognized an accounting settlement charge of $2 million (pre-tax) related to distributions paid.

We expect cash contributions to our pension plans for continuing operations will be approximately $11 million during 2004. As of September 30, 2004, we had contributed $10 million.

(4)	Comprehensive Income (Loss)

The following table summarizes the components of total comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Net income (loss)	$345	$(916)	$235	$(1,375)
Other comprehensive income (loss), net of tax:
Changes in minimum pension liability	—	—	1	—
Foreign currency translation adjustments	(1)	(1)	(1)	1
Deferred (loss) gain from cash flow hedges	(13)	(36)	27	11
Reclassification of net deferred gain from cash flow hedges realized in net income/loss	(24)	(41)	(37)	(43)
Reclassification of unrealized gains on sale of available-for-sale securities realized in net loss	—	—	—	(1)
Comprehensive income (loss) resulting from discontinued operations	2	3	10	(34)

Comprehensive income (loss)	$309	$(991)	$235	$(1,441)

(5)	Goodwill and Property, Plant and Equipment

We evaluate goodwill annually (in November) and goodwill and property, plant and equipment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

July 2003 Goodwill Impairment Test Related to our Wholesale Energy Segment. In July 2003, we entered into a definitive agreement to sell our 588 MW Desert Basin plant located in Casa Grande, Arizona. The sale closed in October 2003. This sale of our Desert Basin plant required us to allocate a portion of the goodwill in the wholesale energy reporting unit to the Desert Basin plant operations on a relative fair value basis as of July 2003 in order to compute the loss on disposal. We were also required to test the recoverability of goodwill in our remaining wholesale energy reporting unit as of July 2003. As a result of the July 2003 test, we recognized an impairment of $985 million (pre-tax and after-tax) in the third quarter of 2003. This impairment was due to a decrease in the estimated fair value of our wholesale energy reporting unit. See note 17.

November 2003 Annual Goodwill Impairment Test. We performed our annual goodwill impairment tests for our wholesale energy and retail energy reporting units effective November 1, 2003 and determined that no additional impairments of goodwill had occurred since July 2003.

May 2004 Goodwill Impairment Test Related to our Wholesale Energy Segment. In May 2004, we signed an agreement to sell 770 MW of generation assets. The sale closed in September 2004. Generally accepted accounting principles required us to allocate a portion of the goodwill in the wholesale energy reporting unit to the assets being sold on a relative fair value basis as of May 2004 in order to compute the gain on disposal. As of May 2004, we also tested the recoverability of goodwill in our remaining wholesale energy reporting unit and determined that no impairment had occurred. The goodwill for our wholesale energy reporting unit as of September 30, 2004 is $388 million and $441 million for Reliant Energy as a whole. See note 16.

For additional information regarding the process and assumptions used in our impairment tests for 2003 and 2002, see note 6 to our consolidated financial statements in our Form 10-K. The significant assumptions used in the May 2004 test are consistent with our November 2003 annual impairment test assumptions, which were previously disclosed in our Form 10-K.

Property, Plant and Equipment. We recognized in depreciation expense related to early retirements and write-downs of certain property, plant and equipment during the three months ended September 30, 2004 and 2003, $2 million and $20 million, respectively, and during the nine months ended September 30, 2004 and 2003, $38 million and $27 million, respectively.

Potential Future Impairments of Property, Plant and Equipment. We are currently evaluating the continued use of certain information technology systems, which have a net book value of approximately $13 million as of September 30, 2004.

See note 13 for discussion of an anticipated future impairment of our net investment in a subsidiary.

(6)	Derivative Instruments, Including Energy Trading Activities

Trading and derivative assets and liabilities at September 30, 2004 and December 31, 2003 include amounts for non-trading and trading activities, as follows:

	Assets		Liabilities		Net Assets (Liabilities)
	Current	Long-term	Current	Long-term
	(in millions)
September 30, 2004:
Non-trading activities:
Cash flow hedges:
Commodity	$829	$362	$(764)	$(414)	$13
Interest	—	—	(13)	(7)	(20)

Total	829	362	(777)	(421)	(7)
Derivatives marked to market through earnings	757	241	(782)	(290)	(74)

Total	1,586	603	(1,559)	(711)	(81)
Trading activities	779	553	(791)	(519)	22
Set-off adjustments	(2,075)	(902)	2,075	902	—

Total	$290	$254	$(275)	$(328)	$(59)

December 31, 2003:
Non-trading activities:
Cash flow hedges:
Commodity	$828	$284	$(668)	$(304)	$140
Interest	—	3	(17)	(14)	(28)

Total	828	287	(685)	(318)	112
Derivatives marked to market through earnings	404	58	(384)	(54)	24

Total	1,232	345	(1,069)	(372)	136
Trading activities	1,094	529	(1,113)	(511)	(1)
Set-off adjustments	(1,833)	(674)	1,833	674	—

Total	$493	$200	$(349)	$(209)	$135

(a)	Non-Trading Derivative Activities.

Pre-tax income (loss) of our non-trading derivative instruments from continuing operations, including non-trading energy derivatives and interest rate derivatives, for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Non-trading energy derivative instruments:
Hedge ineffectiveness (1)	$(18)	$(17)	$(16)	$(30)
Other net unrealized (losses) gains (2)	(37)	13	(89)	(3)
Interest rate derivative instruments:
Hedge ineffectiveness (1)	—	—	—	(2)
Other net unrealized (losses) gains	(7)	1	(19)	(8)

Total	$(62)	$(3)	$(124)	$(43)

(1)	For the three and nine months ended September 30, 2004 and 2003, no component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness.

(2)	Includes $16 million and $0 for the three months ended September 30, 2004 and 2003, respectively, and $16 million and $0 for the nine months ended September 30, 2004 and 2003, respectively, of income recognized in our results of continuing operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of September 30, 2004 and December 31, 2003, the maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding the payment of variable interest on existing financial instruments, is eight years and nine years, respectively. As of September 30, 2004 and December 31, 2003, the maximum length of time we are hedging our exposure to the payment of variable interest rates is three years and four years, respectively. As of September 30, 2004, we expect $12 million of net gains deferred in accumulated other comprehensive loss to be reclassified into net income (loss) during the period from October 1, 2004 to September 30, 2005.

(b)	Energy Trading Activities.

In March 2003, we discontinued our proprietary trading business. Trading positions taken prior to our decision to exit this business are managed solely for purposes of closing them on acceptable terms. Realized and unrealized gains (losses) included in trading margins are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	(in millions)
Realized gains (losses)	$—		$6		$(18)		$(83)
Unrealized gains	1		20		17		38

Trading margins	$1	(1)	$26	(2)	$(1	)(1)	$(45	)(2)

(1)	During the three and nine months ended September 30, 2004, we recognized $0 for changes in the fair values of trading assets/liabilities due to changes in valuation techniques and assumptions.

(2)	During the three and nine months ended September 30, 2003, we recognized $12 million and $11 million in income, respectively, for changes in the fair values of trading assets/liabilities due to changes in valuation techniques and assumptions.

(7)	Credit Facilities and Debt

The following table sets forth our debt outstanding to third parties as of September 30, 2004 and December 31, 2003:

	September 30, 2004			December 31, 2003
	Weighted Average Contractual Interest Rate (1)	Long-term	Current (2)	Weighted Average Contractual Interest Rate (1)	Long-term	Current (2)
	(in millions, except interest rates)
Banking or Credit Facilities, Bonds and Notes
Reliant Energy:
Senior secured term loans	5.44%	$1,740	$—	5.27%	$1,785	$—
Senior secured revolver	6.29	163	—	5.58	183	—
Senior secured notes – 2010	9.25	550	—	9.25	550	—
Senior secured notes – 2013	9.50	550	—	9.50	550	—
Convertible senior subordinated notes	5.00	275	—	5.00	275	—
Orion Power Holdings and Subsidiaries:
Orion Power Holdings senior notes	12.00	400	—	12.00	400	—
Orion MidWest term loan	5.04	334	20	3.93	312	91
Orion MidWest revolving working capital facility	5.03	—	18	—	—	—
Liberty credit agreement:
Floating rate debt (3)	5.00	—	97	2.40	—	97
Fixed rate debt (3)	9.02	—	165	9.02	—	165
PEDFA bonds for Seward plant	1.57	400	—	1.27	400	—
REMA term loans	4.94	14	14	4.19	28	14
Reliant Energy Channelview, L.P.:
Term loans and revolving working capital facility:
Floating rate debt	3.28	277	8	2.54	283	7
Fixed rate debt	9.55	75	—	9.55	75	—
RE Retail Receivables, LLC facility (4)	1.73	—	350	—	—	—

Total facilities, bonds and notes (5)		4,778	672		4,841	374

Other
Adjustment to fair value of debt (6)	—	51	9	—	58	8
Adjustment to fair value of interest rate swaps (6) (7)	—	14	8	—	20	8
Adjustment to fair value of debt due to warrants	—	(4)	(2)	—	(6)	(2)
Other	3.13-7.00	1	2	5.41	1	3

Total other debt		62	17		73	17

Total debt		$4,840	$689		$4,914	$391

(1)	The weighted average contractual interest rates are for borrowings outstanding as of September 30, 2004 or December 31, 2003, as applicable.

(2)	Includes amounts due within one year of the date noted and loans outstanding under revolving and working capital facilities classified as current liabilities.

(3)	The entire balance outstanding under this credit agreement has been classified as current as of September 30, 2004 and December 31, 2003. Included in the outstanding amount as of September 30, 2004 and December 31, 2003, is $9 million and $2 million, respectively, of presently due scheduled principal payments, for which no payment has been made. The scheduled principal payments totaled approximately $2 million in each of October 2003, January 2004, April 2004 and July 2004. In addition, no payment has been made for the approximately $2 million principal payment scheduled for October 2004. As interest payments were also not made when due, additional interest has been charged on the past due interest amounts. In addition to the $9 million past due, the amount shown as current includes $9 million that matures within 12 months of September 30, 2004. See note 13.

(4)	We renewed and amended our retail receivables facility on September 28, 2004. The changes require it to be accounted for as an on-balance sheet financing. See note 8.

(5)	As of December 31, 2003, we have classified the following debt amounts as discontinued operations: (a) Orion Power New York, L.P. (Orion New York) credit facility – $333 million and (b) Orion Power MidWest, L.P. (Orion MidWest) credit facility – $482 million. See note 16.

(6)

Debt and interest rate swaps acquired in the Orion Power acquisition were adjusted to fair market value as of the acquisition date. “Orion Power” refers to Orion Power Holdings and its subsidiaries, unless we specify or the context indicates otherwise. Included in the adjustment to fair value of debt is $60 million and $66 million related to the Orion Power Holdings senior notes as of September 30, 2004 and December 31, 2003, respectively. Included in the adjustment to fair value of interest rate swaps is $22 million and $28 million related to the Orion MidWest credit facility as of September 30, 2004 and December 31, 2003, respectively. Included in interest expense is amortization of $1 million and $2 million for valuation adjustments for debt and $2 million and $3 million for valuation adjustments for interest rate swaps, respectively, for the three months ended September 30, 2004 and 2003, respectively. Included in interest expense is amortization of $6 million and $6 million for valuation adjustments for debt and $6 million and $10 million for valuation adjustments for interest rate swaps, respectively, for the nine months ended September 30, 2004 and 2003. These valuation adjustments are being amortized over the respective remaining terms of the related financial instruments.

(7)	As of December 31, 2003, the adjustment to fair value of interest rate swaps related to the Orion New York credit facility and the related amortization of the adjustment to interest expense for the three and nine months ended September 30, 2004 and 2003 have been classified as discontinued operations. See note 16.

The following table provides a summary of the amounts owed and amounts available from our continuing operations as of September 30, 2004, under our various committed credit facilities, bonds and notes:

	Total Committed Credit		Drawn Amount	Letters of Credit		Unused Amount		Commitments Expiring By September 30, 2005	Principal Amortization and Commitment Expiration Date
	(in millions)
Reliant Energy:
Senior secured term loans	$1,740		$1,740	$—		$—		$—	March 2007
Senior secured revolver	2,100		163	1,084	(1)	853		—	March 2007
Senior secured notes – 2010	550		550	—		—		—	July 2010
Senior secured notes – 2013	550		550	—		—		—	July 2013
Convertible senior subordinated notes	275		275	—		—		—	August 2010
Orion Power Holdings and Subsidiaries:
Orion Power Holdings senior notes	400		400	—		—		—	May 2010
Orion MidWest term loan	354		354	—		—		20	December 2004 –October 2005
Orion MidWest revolving working capital facility	75		18	10		47		—	October 2005
Liberty credit agreement	284		262	17		5	(2)	9	October 2004 – April 2026
PEDFA bonds for Seward plant	400		400	—		—		—	December 2036
REMA term loans	28		28	—		—		14	January 2005 – July 2006
Reliant Energy Channelview, LP:
Term loans and revolving working capital facility	374		360	—		14		8	October 2004 – July 2024
RE Retail Receivables, LLC facility	350		350	—		—		350	September 2005

Total	$7,480	(3)	$5,450	$1,111		$919		$401

(1)	Included in this amount is $407 million of letters of credit outstanding that support the $400 million of Pennsylvania Economic Development Financing Authority (PEDFA) bonds related to the Seward Plant.

(2)	This amount is currently not available to Liberty Electric PA, LLC and Liberty Electric Power, LLC. See note 13.

(3)	As of September 30, 2004, committed credit facilities and notes aggregating $703 million were unsecured.

(8)	Receivables Facility

We have a receivables facility with financial institutions to sell an undivided interest in certain of our accounts receivable from our retail business. Prior to September 28, 2004, these transactions were accounted for as sales of receivables and, as a result, the related receivables were excluded from our consolidated balance sheets and no debt was recorded. However, effective September 28, 2004, we renewed and amended the facility such that the transactions, including receivables previously sold and outstanding as of September 28, 2004, no longer qualify as sales for accounting purposes. Effective September 28, 2004, proceeds received from receivables sold under the facility are treated as a financing and the debt and accounts receivable remain on our consolidated balance sheet. See note 7. The facility expires on September 27, 2005. As described in note 16 to our consolidated financial statements in our Form 10-K, the qualified special purpose entity (QSPE) is a separate entity, the assets of which are available first and foremost to satisfy the claims of its creditors.

We service the receivables and received a fee of 0.4% and 0.5% of cash collected during the nine months ended September 30, 2004 and 2003, respectively. The following table details the servicing fee income and costs associated with the sale of receivables to the QSPE prior to September 28, 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	(in millions)
Service fee income	$8		$6		$17		$12
Interest income	5		1		12		5
Loss on sale of receivables	(15)		(7)		(34)		(15)
Other expenses	(1)		(2)		(1)		(2)

Net	$(3	)(1)	$(2	)(1)	$(6	)(1)	$— (1)

(1)	Beginning September 28, 2004, the discount on the receivables and other related interest items will be reflected as interest expense in our consolidated statements of operations. We will not continue to recognize service fee income and interest income.

Prior to September 28, 2004 in connection with the sale to the QSPE, the book value of the accounts receivable was offset by the amount of the allowance for doubtful accounts, sales tax related to the receivable and customer security deposits. In calculating the loss on sale for the nine months ended September 30, 2004 and 2003, an average discount rate of 7.4% and 7.5%, respectively, was applied to projected cash collections over a 6-month period. Our collection experience indicates that 98% of the accounts receivable should be collected within a 6-month period.

(9)	Stockholders’ Equity

(a)	Common Stock Activity.

The following table describes our common stock activity for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(shares in thousands)
Shares of common stock outstanding, net of treasury stock, beginning of period	297,344	292,294	294,592	290,605
Shares issued to employees under our employee stock purchase plan	816	1,993	1,580	2,711
Shares issued to our savings plans	—	—	5	726
Shares issued under our long-term incentive plans	420	302	2,403	547

Shares of common stock outstanding, net of treasury stock, end of period	298,580	294,589	298,580	294,589

(b)	Treasury Stock Issuances and Transfers.

The following table describes the changes in the number of shares of our treasury stock for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(shares in thousands)
Shares of treasury stock, beginning of period	2,460	7,510	5,212	9,199
Shares of treasury stock issued to employees under our employee stock purchase plan	(816)	(1,993)	(1,580)	(2,711)
Shares of treasury stock issued to our savings plans	—	—	(5)	(726)
Shares of treasury stock issued under our long-term incentive plans	(420)	(302)	(2,403)	(547)

Shares of treasury stock, end of period	1,224	5,215	1,224	5,215

(c)	Equity Contributions.

During the nine months ended September 30, 2003, CenterPoint Energy, Inc. and its consolidated subsidiaries (CenterPoint) made equity contributions to us of $45 million in connection with the non-cash conversion to equity of accounts payable to CenterPoint.

(10)	Earnings Per Share

The following table presents a reconciliation of the amounts used in the basic and diluted earnings (loss) per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
	(in millions)
Income (loss) from continuing operations (basic)	$120	$(790)	$5		$(873)
Plus: Interest expense on 5% convertible senior subordinated notes	2	— (1)	—	(2)	— (1)

Income (loss) from continuing operations (diluted)	$122	$(790)	$5		$(873)

(1)	As we incurred a loss from continuing operations for this period, diluted loss per share is calculated the same as basic loss per share.

(2)	For this period, the effect of the 5% convertible senior subordinated notes is anti-dilutive; therefore, the related interest expense is not a reconciling item.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
	(shares in thousands)
Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding	298,435	294,373		297,040	292,705
Plus: Incremental shares from assumed conversions:
Stock options	1,917	—	(1)	1,786	—	(1)
Restricted stock and performance-based shares	1,444	—	(1)	1,542	—	(1)
Employee stock purchase plan	14	—	(1)	76	—	(1)
5% convertible senior subordinated notes	28,823	—	(1)	—	—	(1)
Warrants	3,843	—	(1)	3,324	—	(1)

Weighted average shares outstanding assuming conversion	334,476	294,373		303,768	292,705

(1)	See note (1) above regarding basic and diluted loss per share.

The following potential common shares and other impacts were excluded from the calculation of diluted earnings (loss) per common share due to their anti-dilutive effect or, in the case of certain stock options, because their exercise price was greater than the average market price for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(shares in thousands, dollars in millions)
Potential common shares excluded from the calculation of diluted earnings (loss) per common share:
Stock options	—	724	—	460
Restricted stock and performance-based shares	—	1,507	—	1,507
Employee stock purchase plan	—	82	—	82
5% convertible senior subordinated notes	—	28,823	28,823	10,355
Warrants	—	19	—	—
Potential common shares excluded from the calculation of diluted earnings (loss) per common share because the exercise price was greater than the average market price:
Stock options	9,520	17,397	11,661	17,436
Warrants	—	6,269	—	14,105
Interest expense on 5% convertible senior subordinated notes that would be added to income (loss) from continuing operations	$—	$2	$6	$2

(11)	Commitments

(a)	Payment to CenterPoint in 2004.

Under the Texas electric restructuring law, we expect to make a payment to CenterPoint of $177 million during the fourth quarter of 2004 related to residential customers. We plan to draw on our senior secured revolver to make this payment. See note 7. We recognized $128 million (pre-tax) in the third and fourth quarters of 2002, $47 million (pre-tax) in the first quarter of 2003 and $2 million (pre-tax) in the first quarter of 2004 for a total accrual and estimated payment of $177 million as of September 30, 2004.

(b)	Guarantees.

We have guaranteed, in the event CenterPoint becomes insolvent, certain non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under this guarantee was approximately $60 million and $57 million as of September 30, 2004 and December 31, 2003, respectively. There are no assets held as collateral. We have recorded no liability in our consolidated balance sheets as of September 30, 2004 or December 31, 2003 for this guarantee. We believe the likelihood that we would be required to perform or otherwise incur any significant losses associated with this guarantee is remote.

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

For information regarding legal proceedings and environmental matters, see (a) note 15 to our consolidated financial statements in our Form 10-K, (b) notes 11 and 12 to our interim financial statements in our First Quarter Form 10-Q and (c) notes 12 and 13 to our interim financial statements in our Second Quarter Form 10-Q, which notes, as updated below, are incorporated herein by reference and filed as exhibits to this Form 10-Q.

State Attorney General Lawsuits Complaints–California Attorney General Actions. In March 2002, the California Attorney General filed a complaint with the Federal Energy Regulatory Commission (FERC) asserting that the failure of our subsidiaries to file certain transaction-specific information with the FERC in periods prior to October 2000 resulted in a refund obligation to the extent that the subsidiaries sold energy at prices above “just and reasonable” rates. In May 2002, the FERC rejected the Attorney General’s request based on, among other things, the FERC’s determination that the failure to make the filings was merely a technical compliance issue and that it lacked authority under the Federal Power Act to order refunds for these reporting violations. In September 2004, the United States Court of Appeals for the Ninth Circuit overturned the FERC’s determination and ordered the FERC to reconsider its remedial options, which the court noted could include possible refunds. In remanding the proceeding, the court denied the Attorney General’s request to order refunds.

We are not in a position to predict the ultimate impact of the court’s decision, which we have appealed. The FERC has not yet responded to the decision. Although the court ordered the FERC to reconsider its remedial options, the terms of its opinion do not compel the FERC to order refunds or otherwise dictate the remedial actions, if any, FERC must pursue. The timing, and ultimate outcome, of further proceedings with respect to the court’s decision is uncertain. Depending on the approach taken by the FERC, including whether additional refunds are ordered, the resolution could have a material impact on our results of operations, financial condition and cash flows. For additional information regarding this proceeding, see note 15(a) to our consolidated financial statements in our Form 10-K.

Class Action Lawsuit–Snohomish County PUD Class Action. In September 2004, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of a class action lawsuit filed against one of our subsidiaries. A district court previously had dismissed the lawsuit, which alleged that our subsidiary manipulated electricity prices in violation of the state laws, on the basis of federal preemption and the filed rate doctrine.

Gain on Sale of Counterparty Claim. In July 2004, we entered into a settlement agreement with Enron Corp. and certain of its subsidiaries (collectively referred to as “Enron”). The settlement agreement, which was approved by the bankruptcy court, provided for, among other things, the dismissal of all pending litigation between Enron and us. In addition, the settlement agreement provided for allowed bankruptcy claims against Enron in an aggregate amount of approximately $108 million. In July 2004, we entered into an agreement to sell and assign our claim to a third party. The sale closed in August 2004. As we had previously written off our net receivable and derivative assets from Enron, we recognized a $30 million pre-tax gain ($18 million after-tax gain) upon the sale, which was recorded in operating income in our consolidated statement of operations.

Natural Gas Class Actions. In September 2004, we were named as a defendant in two class action lawsuits, one filed in the Superior Court of the State of California, San Diego County and one filed in the United States District Court for Eastern District of California. Both class action lawsuits assert allegations similar to those raised in the six other natural gas class representative actions pending against our subsidiaries and us. The pleadings for the lawsuits do not specify an amount of damages in connection with the claims asserted. In October 2004, we were named as a defendant in an action filed in the Superior Court of the State of California, Alameda County, making allegations similar to those raised in the other natural gas class actions. For additional information, see note 15 to our consolidated financial statements in our Form 10-K and note 12 to our interim financial statements in our Second Quarter Form 10-Q.

FERC Settlement. During September 2004, we entered into a third party multi-year tolling agreement for the power capacity from our Etiwanda 3 and 4 units. Consistent with our October 2003 FERC order settling certain issues related to our sales of power and natural gas into the western markets in 2000 and 2001, proceeds under the contract in excess of our costs up to $25 million will be deposited into a fund to be used for the benefit of western electricity consumers. Upon signing the October 2003 FERC order, we recognized a $37 million pre-tax loss for the settlement based on (a) the present value ($24 million) of the cash settlement payments ($25 million) and (b) the fair value of our obligation to offer capacity from our power generation portfolio ($13 million) during 2005 and 2006, based on an option valuation model. As a result of entering into the multi-year tolling agreement, during the three months ended September 30, 2004, we accrued an additional $12 million for the obligation to contribute to the above described fund as payment of the additional $12 million is now probable.

Investigations. The United States Attorney for the Southern District of Texas is continuing its investigation into gas price reporting issues. In this regard, we have received additional requests for information from the United States Attorney’s office. We are continuing to cooperate in the investigation.

(b)	California Energy Sales Credit and Refund Provisions.

We have recorded receivables from the California Independent System Operator (Cal ISO) and the California Power Exchange (Cal PX) relating to power sales into the markets run by the Cal ISO and the Cal PX. These receivables relate to the period between the fourth quarter of 2000 and June 2001. For additional information, see note 15(b) to our consolidated financial statements in our Form 10-K.

We are a party to a refund proceeding initiated by the FERC in 2001 regarding wholesale electricity prices that we charged in California from October 2, 2000 through June 20, 2001 (2000-2001 Refund Proceeding). Based on the most recent refund methodology adopted by the FERC with respect to these receivables, we currently estimate our refund obligation in the 2000-2001 Refund Proceeding to be $69 million. For more information regarding the FERC’s consideration of potential refund obligations for periods prior to October 2000, see note 12(a). Our estimate of potential refund obligations in the 2000-2001 Refund Proceeding does not include the impact, if any, of the possibility of additional refunds being ordered by the FERC for periods prior to October 2000.

We have adjusted these receivables (related to the period from October 2000 through June 2001) to take into account (a) the expected refund obligation in the 2000-2001 Refund Proceeding, (b) a credit reserve (as of December 31, 2003) and (c) interest accrued on the receivables. The adjustments are as follows:

	September 30, 2004	December 31, 2003
	(in millions)
Accounts receivable related to the period from October 2000 through June 2001, excluding estimated refund obligation	$268	$283
Estimated refund obligation (1)	(69)	(81)
Credit reserve	—	(21)
Interest receivable	31	18

Accounts receivable, net	$230	$199

(1)	The estimated refund obligation is computed based on the FERC’s established method as of the respective date for sales from October 2, 2000 through June 20, 2001. We will continue to assess the exposure to loss based on further developments in the FERC refund proceeding and will adjust the refund obligation to reflect the impact of such developments in the periods in which they occur. The estimated refund obligation does not take into account the potential outcome of the FERC’s consideration of remedies, including the possibility of additional refunds, for reporting violations for periods prior to October 2000.

During the three and nine months ended September 30, 2004 and 2003, we adjusted our estimated refund obligation, credit reserve and receivables (netted in revenues) and interest income (recorded in interest income) related to energy sales in California as follows (income (loss)):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004		2003	2004		2003
	(in millions)
Estimated refund obligations	$7	(1)	$—	$12	(2)	$88
Credit reserve	—		—	21	(3)	(13)
Direct adjustments to gross receivables	(11	)(4)	—	(11	)(4)	—
Interest receivable	10	(5)	—	13	(5)	10

Pre-tax impact on loss	$6		$—	$35		$85

(1)	During the three months ended September 30, 2004, we decreased our currently estimated refund obligation for the 2000-2001 Refund Proceeding by $10 million due to the impact of resettlements from the Cal ISO on the refund obligation (see sub-footnote (4) below). In addition, during the three months ended September 30, 2004, we increased our currently estimated refund obligation for the 2000-2001 Refund Proceeding by $3 million due to a September 2004 FERC order, which clarified which settlement intervals qualify for a gas cost offset in the refund proceeding calculation. The process of updating our estimated refund obligation to reflect the September 2004 FERC order is still ongoing. A number of requested clarifications regarding the gas cost adjustment calculation are still pending before the FERC. Therefore, our estimated refund obligation calculation is still subject to further revision. The 2000-2001 Refund Proceeding FERC orders permit a reduction in refund liability if actual gas costs during the refund period exceed allowed gas costs under the proxy gas price used in the FERC’s refund formula.

(2)	During the three months ended June 30, 2004, we adjusted our estimated refund obligation by $5 million due to clarification by the FERC of various issues involving the calculation of the refund amount and the gas cost offset amount.

(3)	During the three months ended March 31, 2004, we reversed the credit reserve, which was related to Pacific Gas and Electric Company (PG&E), a purchaser of power in the Cal ISO and Cal PX markets in 2000 and 2001, due to PG&E funding its obligations into an escrow account pursuant to a bankruptcy order and its emergence from bankruptcy. As of September 30, 2004, we believe that the gross accounts receivable are fully collectible, subject to the refund obligation discussed above.

(4)	During the three months ended September 30, 2004, we reduced our accounts receivable by $11 million due to resettlements by the Cal ISO for the periods October 2000 through June 2001. See sub-footnote (1) above.

(5)	During the three months ended September 30, 2004, we recognized interest income of $10 million of which $1 million was interest income on the net receivable due to us in the third quarter of 2004 and $9 million was due to full payment of monies previously into escrow by Southern California Edison Company and PG&E related to amounts that will ultimately be paid to us by the Cal ISO.

The issues related to the California energy crisis are complex and involve a number of court and regulatory proceedings that are ongoing. The resolution of these matters remains uncertain and could range from litigating these matters to conclusion to resolving these matters through settlement, or some combination of both litigation and settlement. Depending on how these matters are ultimately resolved, including the impact of any proceedings initiated with respect to refund obligations for periods prior to October 2000, the amount of our net receivable could be materially impacted.

(13)	Liberty Generating Station

Liberty Electric Power, LLC (Liberty Power) is a wholly-owned subsidiary of Liberty Electric PA, LLC (Liberty Electric), which is an indirect wholly-owned subsidiary of Orion Power Holdings. Liberty Power and Liberty Electric are collectively referred to as “Liberty.” Liberty owns a 530 MW combined cycle gas fired power generation facility (the Liberty generating station).

In October 2004, we agreed on the principal terms and conditions for a transfer of our interest in the Liberty generating station, including its project-finance debt, with Liberty’s lenders (the lenders). The transfer, which is subject to the execution of definitive agreements and receipt of various third party approvals, is expected to be completed in the fourth quarter of 2004. The terms of the proposed transfer do not require us to make payments to the lenders and the transfer of Liberty will not result in an event of default under any of our agreements.

In the fourth quarter of 2004, we expect to record a pre-tax non-cash loss of approximately $75 million reflecting the impairment of our net book value in Liberty. We do not anticipate any goodwill being allocated to Liberty and therefore, do not anticipate recording any additional loss attributable to goodwill. Upon completion of the transfer, we will cease to record Liberty’s debt ($262 million as of September 30, 2004) in our consolidated balance sheet and will reclassify its results of operations to discontinued operations.

Revenues, pre-tax loss and net loss related to our Liberty generating station’s operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Revenues	$34	$10	$81	$25
Loss before income taxes	(5)	(7)	(19)	(15)
Net loss	(2)	(4)	(11)	(9)

As previously disclosed, Liberty is a party to a lawsuit in which it is seeking a termination payment under a tolling agreement. Following the transfer of Liberty, we will not share in the proceeds of any judgment resulting from this litigation. In October 2004, the counterparty to the tolling agreement agreed to return to us for cancellation our $35 million letter of credit, which formerly secured Liberty’s obligations under the agreement.

For additional information, see (a) notes 9(a) and 15(c) to our consolidated financial statements in our Form 10-K, (b) note 12 to our interim financial statements in our First Quarter Form 10-Q and (c) note 13 to our interim financial statements in our Second Quarter Form 10-Q.

(14)	Supplemental Guarantor Information

For the two issuances of senior secured notes in July 2003 totaling $1.1 billion, our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, (b) limited guarantors or (c) non-guarantors.

The primary full and unconditional guarantors of these senior secured notes are: Reliant Energy Retail Holdings, LLC and subsidiaries (excluding RE Retail Receivables, LLC, which is a non-guarantor); Reliant Energy Services, Inc.; Reliant Energy Wholesale Service Company; Reliant Energy Power Generation, Inc.; Reliant Energy Shelby Holding Corp. and subsidiaries; Reliant Energy California Holdings, LLC; Reliant Energy Coolwater, Inc.; Reliant Energy Ormond Beach, Inc.; Reliant Energy Big Horn, LLC (merged into Reliant Energy Wholesale Generation, LLC on October 1, 2004); Reliant Energy Florida Holdings, LLC and subsidiaries; Reliant Energy Osceola, LLC (merged into Reliant Energy Florida, LLC on October 1, 2004); Reliant Energy Choctaw County, LLC (merged into Reliant Energy Wholesale Generation, LLC on October 1, 2004); Reliant Energy Northeast Holdings, Inc. and Reliant Energy Mid-Atlantic Development, Inc. and subsidiaries.

Orion Power Holdings is the only limited guarantor of these senior secured notes; and its guarantee of both the March 2003 credit facilities and the senior secured notes is limited to approximately $1.1 billion.

The primary non-guarantors of these senior secured notes are: Reliant Energy Channelview, LP (Channelview); Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries (REMA), RE Retail Receivables, LLC and all subsidiaries of Orion Power Holdings.

Each of Astoria Generating Company, L.P.; Orion Power Capital, LLC (Orion Capital); Orion MidWest; Orion Power MidWest LP, LLC; Orion Power MidWest GP, Inc.; Orion New York; Orion Power New York LP, LLC; Orion Power New York GP, Inc. and Twelvepole Creek, LLC is a separate legal entity and has its own assets.

The following condensed consolidating financial information presents supplemental information as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003:

Condensed Consolidating Statements of Operations.

	Three Months Ended September 30, 2004
	Reliant Energy	Guarantors	Orion Power Holdings	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Revenues	$—	$2,514	$—	$581	$(287)	$2,808
Trading margins	—	—	—	1	—	1

Total	—	2,514	—	582	(287)	2,809

Fuel and cost of gas sold	—	361	—	295	(182)	474
Purchased power	—	1,719	—	12	(105)	1,626
Operation and maintenance	—	99	—	112	—	211
General and administrative	—	67	—	23	—	90
Loss on sales of receivables	—	15	—	—	—	15
Gain on sale of counterparty claim	—	(8)	—	(22)	—	(30)
Depreciation and amortization	—	54	—	78	—	132

Total	—	2,307	—	498	(287)	2,518

Operating income	—	207	—	84	—	291

Income of equity investments, net	—	1	—	—	—	1
Income of equity investments of consolidated subsidiaries	366	3	74	—	(443)	—
Other, net	—	1	—	—	—	1
Interest expense	(75)	(20)	(10)	(22)	16	(111)
Interest income	—	15	—	1	—	16
Interest income (expense)–affiliated companies, net	35	(2)	—	(17)	(16)	—

Total other income (expense)	326	(2)	64	(38)	(443)	(93)

Income from continuing operations before income taxes	326	205	64	46	(443)	198
Income tax (benefit) expense	(14)	83	(4)	13	—	78

Income from continuing operations	340	122	68	33	(443)	120

Income from discontinued operations before income taxes (3)	—	9	—	129	62	200
Income tax (benefit) expense	(5)	(105)	—	85	—	(25)

Income from discontinued operations	5	114	—	44	62	225

Net income	$345	$236	$68	$77	$(381)	$345

	Three Months Ended September 30, 2003
	Reliant Energy	Guarantors	Orion Power Holdings	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Revenues	$—	$3,271	$—	$640	$(251)	$3,660
Trading margins	—	28	—	(2)	—	26

Total	—	3,299	—	638	(251)	3,686

Fuel and cost of gas sold	—	249	—	278	(154)	373
Purchased power	—	2,463	—	17	(97)	2,383
Operation and maintenance	—	130	1	94	—	225
General and administrative	2	59	—	43	—	104
Loss on sales of receivables	—	7	—	—	—	7
Wholesale energy goodwill impairment (2)	—	126	—	585	274	985
Depreciation and amortization	—	53	—	77	—	130

Total	2	3,087	1	1,094	23	4,207

Operating (loss) income	(2)	212	(1)	(456)	(274)	(521)

Income of equity investments, net	—	3	—	—	—	3
Loss of equity investments of consolidated subsidiaries	(865)	(66)	(531)	—	1,462	—
Other, net	—	—	—	3	—	3
Interest expense	(120)	(3)	(10)	(24)	13	(144)
Interest income	1	3	—	1	—	5
Interest income (expense)–affiliated companies, net	47	(8)	—	(26)	(13)	—

Total other expense	(937)	(71)	(541)	(46)	1,462	(133)

(Loss) income from continuing operations before income taxes	(939)	141	(542)	(502)	1,188	(654)
Income tax (benefit) expense	(25)	131	(5)	35	—	136

(Loss) income from continuing operations	(914)	10	(537)	(537)	1,188	(790)

Loss from discontinued operations before income taxes (2)	(2)	(2)	—	(41)	(63)	(108)
Income tax (benefit) expense	—	(1)	—	19	—	18

Loss from discontinued operations	(2)	(1)	—	(60)	(63)	(126)

Net (loss) income	$(916)	$9	$(537)	$(597)	$1,125	$(916)

	Nine Months Ended September 30, 2004
	Reliant Energy	Guarantors	Orion Power Holdings	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Revenues	$—	$5,912	$—	$1,611	$(802)	$6,721
Trading margins	—	1	—	(2)	—	(1)

Total	—	5,913	—	1,609	(802)	6,720

Fuel and cost of gas sold	—	843	—	778	(426)	1,195
Purchased power	—	4,175	—	107	(376)	3,906
Accrual for payment to CenterPoint Energy, Inc.	—	2	—	—	—	2
Operation and maintenance	—	296	1	380	—	677
General and administrative	—	172	—	78	—	250
Loss on sales of receivables	—	34	—	—	—	34
Gain on sale of counterparty claim	—	(8)	—	(22)	—	(30)
Depreciation and amortization	—	178	—	196	—	374

Total	—	5,692	1	1,517	(802)	6,408

Operating income (loss)	—	221	(1)	92	—	312

Loss of equity investments, net	—	(9)	—	—	—	(9)
Income (loss) of equity investments of consolidated subsidiaries	309	(22)	63	—	(350)	—
Other, net	—	4	—	1	—	5
Interest expense	(217)	(47)	(31)	(59)	42	(312)
Interest income	—	27	—	2	—	29
Interest income (expense)–affiliated companies, net	101	(9)	—	(50)	(42)	—

Total other income (expense)	193	(56)	32	(106)	(350)	(287)

Income (loss) from continuing operations before income taxes	193	165	31	(14)	(350)	25
Income tax (benefit) expense	(37)	83	(13)	(13)	—	20

Income (loss) from continuing operations	230	82	44	(1)	(350)	5

Income from discontinued operations before income taxes (3)	—	9	—	120	62	191
Income tax (benefit) expense	(5)	(105)	—	78	—	(32)

Income from discontinued operations	5	114	—	42	62	223

Income before cumulative effect of accounting changes	235	196	44	41	(288)	228
Cumulative effect of accounting changes, net of tax	—	7	—	—	—	7

Net income	$235	$203	$44	$41	$(288)	$235

	Nine Months Ended September 30, 2003
	Reliant Energy	Guarantors	Orion Power Holdings	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Revenues	$—	$7,858	$—	$1,617	$(612)	$8,863
Trading margins	—	(36)	—	(9)	—	(45)

Total	—	7,822	—	1,608	(612)	8,818

Fuel and cost of gas sold	—	645	—	729	(361)	1,013
Purchased power	—	6,136	—	40	(251)	5,925
Accrual for payment to CenterPoint Energy, Inc.	—	47	—	—	—	47
Operation and maintenance	—	316	1	363	—	680
General and administrative	—	215	1	105	—	321
Loss on sales of receivables	—	15	—	—	—	15
Wholesale energy goodwill impairment (2)	—	126	—	585	274	985
Depreciation and amortization	11	112	—	181	—	304

Total	11	7,612	2	2,003	(338)	9,290

Operating (loss) income	(11)	210	(2)	(395)	(274)	(472)

Gains from investments, net	—	1	—	1	—	2
Loss of equity investments, net	—	(1)	—	—	—	(1)
Loss of equity investments of consolidated subsidiaries	(1,271)	(478)	(516)	—	2,265	—
Other, net	1	—	—	5	—	6
Interest expense	(265)	(8)	(31)	(61)	37	(328)
Interest income	2	20	—	2	—	24
Interest income (expense)–affiliated companies, net	128	(9)	—	(82)	(37)	—

Total other expense	(1,405)	(475)	(547)	(135)	2,265	(297)

Loss from continuing operations before income taxes	(1,416)	(265)	(549)	(530)	1,991	(769)
Income tax (benefit) expense	(44)	136	(13)	25	—	104

Loss from continuing operations	(1,372)	(401)	(536)	(555)	1,991	(873)

(Loss) income from discontinued operations before income taxes (2)	(3)	69	—	(426)	(63)	(423)
Income tax expense	—	24	—	31	—	55

(Loss) income from discontinued operations	(3)	45	—	(457)	(63)	(478)

Loss before cumulative effect of accounting change	(1,375)	(356)	(536)	(1,012)	1,928	(1,351)
Cumulative effect of accounting change, net of tax	—	(42)	—	18	—	(24)

Net loss	$(1,375)	$(398)	$(536)	$(994)	$1,928	$(1,375)

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	Based on Orion Power Holdings and its subsidiaries’ annual goodwill impairment test as of November 1, 2002, Orion Power’s consolidated goodwill was impaired by $337 million, which was recognized during the three months ended December 31, 2002. Impairments related to Orion Power have been reflected in the non-guarantor column since Orion Power uses push-down accounting for acquired subsidiaries. However, for continuing operations at a consolidated Reliant Energy level, we did not have an impairment of goodwill during 2002. The Orion Power impairment loss was eliminated from Reliant Energy’s consolidated financial statements, as goodwill was not impaired at the higher level reporting unit, as of December 31, 2002. Based on our wholesale energy reporting unit’s goodwill impairment test as of July 2003, we recognized an impairment of $985 million on a consolidated basis during the three months ended September 30, 2003. Due to this impairment at the consolidated level, we concluded that it was more likely than not that there would be impairments at the subsidiary level for entities within the wholesale energy reporting unit. We therefore performed an updated impairment analysis for Orion Power Holdings and its subsidiaries as of July 2003. This test resulted in an impairment of $585 million on an Orion Power consolidated basis, which was recognized during the three months ended September 30, 2003 in the non-guarantor column. When combined with the $337 million impairment recognized in 2002, Orion Power Holdings and its consolidated subsidiaries have recorded a cumulative impairment of $922 million as of September 30, 2003. Other than Orion Power Holdings’ subsidiaries’ goodwill, the only other goodwill recorded in entities within the wholesale energy reporting unit (other than $4 million related to REMA), totaling $177 million prior to this review, was recorded in the guarantor column and was derived from companies for which we are not required to prepare separate financial statements. We recognized $126 million of impairment in the guarantor column during the three months ended September 30, 2003. This estimate reflects the difference between the consolidated Reliant Energy impairment and the cumulative impairments recorded by Orion Power Holdings and subsidiaries and is supported by management’s belief that this remaining amount of impairment is primarily associated with the wholesale energy reporting unit’s entities that are guarantors.

(3)	In May 2004, we signed an agreement to sell 770 MW of generation assets. The sale closed in September 2004. Generally accepted accounting principles required us to allocate a portion of the goodwill in the wholesale energy reporting unit to the assets being sold on a relative fair value basis as of May 2004 in order to compute the gain on disposal. The amount of goodwill allocated to the hydropower plants was $42 million for Reliant Energy and $104 million for the subsidiaries of Orion Power Holdings. Each of these amounts is reflected in the pre-tax gains on disposal for Reliant Energy and Orion Power, which were recorded during the three months ended September 30, 2004. The difference of $62 million is reflected in the “Adjustments” column. This difference is primarily due to the allocation process, which considers the relative fair value of the hydropower plants to the wholesale energy reporting unit as compared to Orion Power. See notes 5 and 16.

Condensed Consolidating Balance Sheets.

	September 30, 2004
	Reliant Energy	Guarantors	Orion Power Holdings	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$24	$46	$8	$16	$—	$94
Restricted cash	—	—	—	278	—	278
Accounts and notes receivable, principally customer, net	6	443	18	891	—	1,358
Accounts and notes receivable–affiliated companies	441	899	—	268	(1,608)	—
Inventory	—	115	—	143	—	258
Trading and derivative assets	—	161	—	129	—	290
Other current assets	8	692	4	103	(17)	790

Total current assets	479	2,356	30	1,828	(1,625)	3,068

Property, plant and equipment, gross	—	3,988	1	4,754	—	8,743
Accumulated depreciation	—	(465)	—	(482)	—	(947)

Property, Plant and Equipment, net	—	3,523	1	4,272	—	7,796

Other Assets:
Goodwill (2)	—	84	—	295	62	441
Other intangibles, net	—	145	—	515	—	660
Notes receivable–affiliated companies	1,876	691	—	45	(2,612)	—
Equity investments	—	84	—	—	—	84
Equity investments in consolidated subsidiaries	5,624	264	3,108	—	(8,996)	—
Trading and derivative assets	—	196	—	58	—	254
Restricted cash	—	—	—	30	—	30
Other long-term assets	114	333	50	308	(55)	750

Total other assets	7,614	1,797	3,158	1,251	(11,601)	2,219

Total Assets	$8,093	$7,676	$3,189	$7,351	$(13,226)	$13,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$(2)	$1	$9	$681	$—	$689
Accounts payable, principally trade	—	592	1	35	—	628
Accounts and notes payable–affiliated companies	—	620	—	1,032	(1,652)	—
Trading and derivative liabilities	—	173	—	102	—	275
Accrual for payment to CenterPoint Energy, Inc.	—	177	—	—	—	177
Other current liabilities	50	418	23	104	(17)	578

Total current liabilities	48	1,981	33	$1,954	(1,669)	2,347

Other Liabilities:
Notes payable–affiliated companies	—	1,886	—	682	(2,568)	—
Trading and derivative liabilities	—	209	—	119	—	328
Other long-term liabilities	138	337	5	510	(55)	935

Total other liabilities	138	2,432	5	1,311	(2,623)	1,263

Long-term Debt	3,274	401	451	714	—	4,840

Commitments and Contingencies
Stockholders’ Equity	4,633	2,862	2,700	3,372	(8,934)	4,633

Total Liabilities and Stockholders’ Equity	$8,093	$7,676	$3,189	$7,351	$(13,226)	$13,083

	December 31, 2003
	Reliant Energy	Guarantors	Orion Power Holdings	Non- Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$23	$64	$10	$49	$—	$146
Restricted cash	7	—	23	204	—	234
Accounts and notes receivable, principally customer, net	86	933	22	145	(22)	1,164
Accounts and notes receivable–affiliated companies	421	546	—	257	(1,224)	—
Inventory	—	109	—	157	—	266
Trading and derivative assets	—	372	—	121	—	493
Other current assets	7	218	3	94	—	322
Current assets of discontinued operations	—	—	—	66	—	66

Total current assets	544	2,242	58	1,093	(1,246)	2,691

Property, plant and equipment, gross	—	3,943	1	4,752	—	8,696
Accumulated depreciation	—	(348)	—	(357)	—	(705)

Property, Plant and Equipment, net	—	3,595	1	4,395	—	7,991

Other Assets:
Goodwill	—	84	—	399	—	483
Other intangibles, net	—	127	—	524	—	651
Notes receivable–affiliated companies	1,960	685	—	44	(2,689)	—
Equity investments	—	95	—	—	—	95
Equity investments in consolidated subsidiaries	5,178	275	2,821	—	(8,274)	—
Trading and derivative assets	3	170	—	27	—	200
Restricted cash	—	—	—	37	—	37
Other long-term assets	139	149	26	267	(36)	545
Long-term assets of discontinued operations	—	—	—	618	—	618

Total other assets	7,280	1,585	2,847	1,916	(10,999)	2,629

Total Assets	$7,824	$7,422	$2,906	$7,404	$(12,245)	$13,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$(2)	$4	$8	$381	$—	$391
Accounts payable, principally trade	5	444	—	61	—	510
Accounts and notes payable–affiliated companies	—	604	8	656	(1,268)	—
Trading and derivative liabilities	—	236	—	113	—	349
Accrual for payment to CenterPoint Energy, Inc.	—	175	—	—	—	175
Other current liabilities	78	367	12	80	(22)	515
Current liabilities of discontinued operations	—	—	1	60	—	61

Total current liabilities	81	1,830	29	1,351	(1,290)	2,001

Other Liabilities:
Notes payable–affiliated companies	—	1,970	—	675	(2,645)	—
Trading and derivative liabilities	—	152	—	57	—	209
Other long-term liabilities	33	307	4	626	(36)	934
Long-term liabilities of discontinued operations	—	—	—	881	—	881

Total other liabilities	33	2,429	4	2,239	(2,681)	2,024

Long-term Debt	3,338	400	458	718	—	4,914

Commitments and Contingencies
Stockholders’ Equity	4,372	2,763	2,415	3,096	(8,274)	4,372

Total Liabilities and Stockholders’ Equity	$7,824	$7,422	$2,906	$7,404	$(12,245)	$13,311

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	See sub-footnote (3) above under “Condensed Consolidating Statements of Operations.”

Condensed Consolidating Statements of Cash Flows.

	Nine Months Ended September 30, 2004
	Reliant Energy	Guarantors	Orion Power Holdings	Non- Guarantors	Adjustments (1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash (used in) provided by continuing operations from operating activities	$(16)	$102	$6	$49	$—	$141
Net cash used in discontinued operations from operating activities	—	—	—	(4)	—	(4)

Net cash (used in) provided by operating activities	(16)	102	6	45	—	137

Cash Flows from Investing Activities:
Capital expenditures	—	(107)	—	(41)	—	(148)
Reliant Energy’s advances to and distributions from its wholly-owned subsidiaries, net (2)	57	—	—	—	(57)	—
Purchase and sale of permits and licenses to affiliates	—	(20)	—	20	—	—
Other, net	—	12	—	—	—	12

Net cash provided by (used in) continuing operations from investing activities	57	(115)	—	(21)	(57)	(136)
Net cash provided by discontinued operations from investing activities	—	—	—	869	—	869

Net cash provided by (used in) investing activities	57	(115)	—	848	(57)	733

Cash Flows from Financing Activities:
Payments of long-term debt	(46)	(2)	—	(90)	—	(138)
(Decrease) increase in short-term borrowings and revolving credit facilities, net	(20)	—	—	16	—	(4)
Changes in notes with affiliated companies, net (3)	—	(3)	(8)	(46)	57	—
Other, net	26	—	—	—	—	26

Net cash used in continuing operations from financing activities	(40)	(5)	(8)	(120)	57	(116)
Net cash used in discontinued operations from financing activities	—	—	—	(806)	—	(806)

Net cash used in financing activities	(40)	(5)	(8)	(926)	57	(922)

Net Change in Cash and Cash Equivalents	1	(18)	(2)	(33)	—	(52)
Cash and Cash Equivalents at Beginning of Period	23	64	10	49	—	146

Cash and Cash Equivalents at End of Period	$24	$46	$8	$16	$—	$94

	Nine Months Ended September 30, 2003
	Reliant Energy	Guarantors	Orion Power Holdings	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash (used in) provided by continuing operations from operating activities	$(24)	$442	$(13)	$151	$—	$556
Net cash used in discontinued operations from operating activities	—	(4)	—	(15)	—	(19)

Net cash (used in) provided by operating activities	(24)	438	(13)	136	—	537

Cash Flows from Investing Activities:
Capital expenditures	(20)	(389)	—	(57)	—	(466)
Investments in and distributions from subsidiaries, net and Reliant Energy’s advances to and distributions from its wholly-owned subsidiaries, net (2)	607	—	15	—	(622)	—
Purchase and sale of permits and licenses to affiliates	—	(19)	—	19	—	—
Restricted cash	(272)	—	—	—	—	(272)
Other	—	3	—	—	—	3

Net cash provided by (used in) continuing operations from investing activities	315	(405)	15	(38)	(622)	(735)
Net cash used in discontinued operations from investing activities	—	(3)	—	(19)	—	(22)

Net cash provided by (used in) investing activities	315	(408)	15	(57)	(622)	(757)

Cash Flows from Financing Activities:
Proceeds of long-term debt	1,375	195	—	42	—	1,612
Payments of long-term debt	(1,056)	(4)	—	(61)	—	(1,121)
Decrease in short-term borrowings and revolving credit facilities, net	(1,066)	—	—	(7)	—	(1,073)
Payments of financing costs	(183)	—	—	—	—	(183)
Changes in notes with affiliated companies, net (3)	—	(557)	—	(65)	622	—
Other, net	7	—	—	—	—	7

Net cash used in continuing operations from financing activities	(923)	(366)	—	(91)	622	(758)
Net cash used in discontinued operations from financing activities	—	—	—	(14)	—	(14)

Net cash used in financing activities	(923)	(366)	—	(105)	622	(772)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8

Net Change in Cash and Cash Equivalents	(632)	(336)	2	(18)	—	(984)
Cash and Cash Equivalents at Beginning of Period	657	403	6	49	—	1,115

Cash and Cash Equivalents at End of Period	$25	$67	$8	$31	$—	$131

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	Investments in and distributions from subsidiaries, net and Reliant Energy’s advances to and distributions from its wholly-owned subsidiaries, net are classified as investing activities for Reliant Energy and its wholly-owned subsidiaries.

(3)	Changes in notes with affiliated companies, net are classified as financing activities for Reliant Energy’s wholly-owned subsidiaries.

(15)	Reportable Segments

Our business operations consist of two principal business segments:

•	Retail energy — provides electricity and related services to retail customers primarily in Texas (including acquiring and managing the related supply), and

•	Wholesale energy — generates and sells electricity and other related services in wholesale energy markets in various regions of the United States.

Our remaining operations include unallocated corporate functions and minor equity and other investments.

Our determination of current reportable segments considers the strategic operating units under which we manage sales, allocate resources and assess performance of various products and services to wholesale or retail customers. Effective as of the third quarter of 2004, our management changed the primary measurement used to evaluate the performance of our segments from earnings (loss) before interest expense, interest income and income taxes (EBIT) to contribution margin. We use contribution margin to evaluate our business segments because it is the measure that is most consistent with how we organize and manage our business operations. We manage costs not included in the computation of contribution margin (other general and administrative, depreciation, amortization, interest and income taxes) on a company-wide basis. Contribution margin is defined as total revenues less (a) trading margins, (b) fuel and cost of gas sold, (c) purchased power, (d) accrual for payment to CenterPoint Energy, Inc., (e) operation and maintenance, (f) selling and marketing and (g) bad debt expense.

Contribution margin is not defined under GAAP, should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and may not be indicative of income (loss) from operations as determined under GAAP.

Financial data for business segments are as follows:

	Retail Energy	Wholesale Energy	Other Operations	Discontinued Operations	Eliminations	Consolidated
	(in millions)
Three months ended September 30, 2004:
Revenues from external customers	$1,969	$839	$—	$—	$—	$2,808
Intersegment revenues	—	110	—	—	(110)	—
Trading margins	—	1	—	—	—	1
Gross margin, excluding trading margins (1)	312	396	—	—	—	708
Operation and maintenance expenses	65	146	—	—	—	211
Selling and marketing expenses	22	—	—	—	—	22
Bad debt expense	16	—	—	—	—	16
Contribution margin	209	251	—	—	—	460
Depreciation and amortization	12	110	10	—	—	132
Expenditures for long-lived assets	1	38	—	—	—	39

Three months ended September 30, 2003:
Revenues from external customers	$1,924	$1,736	$—	$—	$—	$3,660
Intersegment revenues	—	64	—	—	(64)	—
Trading margins	—	26	—	—	—	26
Gross margin, excluding trading margins (1)	524	380	—	—	—	904
Operation and maintenance expenses	67	158	—	—	—	225
Selling and marketing expenses	26	—	—	—	—	26
Bad debt expense	23	(8)	—	—	—	15
Contribution margin	408	256	—	—	—	664
Depreciation and amortization	9	109	12	—	—	130
Expenditures for long-lived assets	5	100	12	—	—	117

Nine months ended September 30, 2004 (except as denoted):
Revenues from external customers	$4,600	$2,121	$—	$—	$—	$6,721
Intersegment revenues	—	244	—	—	(244)	—
Trading margins	—	(1)	—	—	—	(1)
Gross margin, excluding trading margins (1)	681	939	—	—	—	1,620
Operation and maintenance expenses	173	504	—	—	—	677
Selling and marketing expenses	61	—	—	—	—	61
Bad debt expense	40	(3)	—	—	—	37
Contribution margin	405	437	—	—	—	842
Depreciation and amortization	33	312	29	—	—	374
Expenditures for long-lived assets	3	140	5	—	—	148
Equity investments as of September 30, 2004	—	84	—	—	—	84
Total assets as of September 30, 2004	1,634	11,435	479	—	(465)	13,083

Nine months ended September 30, 2003 (except as denoted):
Revenues from external customers	$4,551	$4,312	$—	$—	$—	$8,863
Intersegment revenues	—	169	—	—	(169)	—
Trading margins	—	(45)	—	—	—	(45)
Gross margin, excluding trading margins (1)	958	967	—	—	—	1,925
Operation and maintenance expenses	191	489	—	—	—	680
Selling and marketing expenses	75	—	—	—	—	75
Bad debt expense	52	—	—	—	—	52
Contribution margin	593	433	—	—	—	1,026
Depreciation and amortization	25	256	23	—	—	304
Expenditures for long-lived assets	17	417	32	—	—	466
Equity investments as of December 31, 2003	—	95	—	—	—	95
Total assets as of December 31, 2003	1,162	11,083	557	685	(176)	13,311

(1)	Total revenues less (a) trading margins, (b) fuel and cost of gas sold and (c) purchased power.

27

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Reconciliation of Contribution Margin to Operating Income (Loss) and Operating Income (Loss) to Net Income (Loss):
Contribution margin	$460	$664	$842	$1,026
Other general and administrative	52	63	152	194
Loss on sales of receivables	15	7	34	15
Gain on sale of counterparty claim	(30)	—	(30)	—
Wholesale energy goodwill impairment	—	985	—	985
Depreciation	97	102	320	259
Amortization	35	28	54	45

Operating income (loss)	291	(521)	312	(472)
Gains from investments, net	—	—	—	2
Income (loss) of equity investments, net	1	3	(9)	(1)
Other, net	1	3	5	6
Interest expense	(111)	(144)	(312)	(328)
Interest income	16	5	29	24

Income (loss) from continuing operations before income taxes	198	(654)	25	(769)
Income tax expense	78	136	20	104

Income (loss) from continuing operations	120	(790)	5	(873)
Income (loss) from discontinued operations	225	(126)	223	(478)

Income (loss) before cumulative effect of accounting changes	345	(916)	228	(1,351)
Cumulative effect of accounting changes, net of tax	—	—	7	(24)

Net income (loss)	$345	$(916)	$235	$(1,375)

(16)	Discontinued Operations – Sale of Our Hydropower Plants

General. In September 2004, we sold our equity interests in subsidiaries of Orion Power Holdings owning 71 operating hydropower plants and a fossil-fueled, combined-cycle generation plant with a total aggregate net generating capacity of 770 MW located in upstate New York. The purchaser is an indirect subsidiary of Brascan Corporation, a Canadian asset management company. The hydropower plants were a part of our wholesale energy segment. The purchase price, prior to closing adjustments for changes in certain intercompany accounts, interest and taxes, was $900 million in cash. The adjusted purchase price paid to us at closing was $874 million. After transaction costs, estimated purchase price adjustments, estimated taxes, accrued interest and interest rate swap termination, our estimated net proceeds were $808 million.

Use of Proceeds. Under the terms of certain credit agreements, we were required to apply all net cash proceeds from the sale to pay off indebtedness (including swap obligations) (a) first, under the Orion New York credit facility, and (b) then under the Orion MidWest credit facility. The Orion New York credit facility, including swap obligations, was repaid in its entirety and terminated. As of September 30, 2004, there remains $372 million outstanding under the Orion MidWest credit facility. See note 7. Notwithstanding the repayment of the Orion New York credit facility, Orion New York and its assets will continue to be subject to the credit facility’s covenants and security interests, which will continue in effect for the benefit of the Orion MidWest credit facility lenders until the Orion MidWest credit facility is extinguished. In addition, the lender consents obtained in connection with the hydropower plants sale prohibit Orion Capital from making distributions to Orion Power Holdings until the extinguishment of the Orion MidWest credit facility occurs. For additional information, see note 9(a) to the consolidated financial statements in our Form 10-K.

Assumptions Related to Debt, Interest Rate Swaps and Interest Expense of Discontinued Operations. Based on our contractual obligation to apply the net proceeds from the sale to the prepayment of debt under the Orion New York and Orion MidWest credit facilities, we have reported as discontinued operations all outstanding debt, interest rate swaps and deferred financing costs, including associated interest, under the Orion New York credit facility.

In addition, we have reported as discontinued operations $482 million of outstanding debt under the Orion MidWest credit facility as of December 31, 2003, as well as the associated interest expense for the applicable periods, based on the receipt of $808 million in net proceeds from the sale. In connection with the debt reported as discontinued operations under the Orion MidWest credit facility, we have reported the associated interest expense on the interest rate swaps and deferred financing costs as discontinued operations.

Accounting Treatment of Sale Transaction. We recorded an after-tax gain on the closing of the sale of approximately $110 million, which includes the effects of allocated goodwill of $42 million associated with our wholesale energy reporting unit. This estimated gain is subject to changes due to the final determination of state taxes to be paid and post closing purchase price adjustments, if any. In addition, this transaction results in a tax benefit to be realized in discontinued operations of approximately $103 million due to the utilization of previously reserved capital losses from the sale of our European energy operations. See note 17. See note 5 for further discussion of the allocation of goodwill to the assets to be sold.

Assets and liabilities related to our hydropower plants were as follows as of December 31, 2003 (in millions):

Current Assets:
Cash and cash equivalents	$—
Restricted cash	17
Accounts receivable, net	31
Other current assets	18

Total current assets	66

Property, Plant and Equipment, net	536
Other Assets:
Other intangibles, net	69
Other	13

Total long-term assets	618

Total Assets	$684

Current Liabilities:
Current portion of long-term debt and short-term borrowings	$39
Accounts payable, principally trade	7
Derivative liabilities	9
Other current liabilities	6

Total current liabilities	61

Other Liabilities:
Derivative liabilities	8
Other liabilities	78

Total other liabilities	86
Long-term Debt	795	(1)

Total long-term liabilities	881

Total Liabilities	$942

Accumulated other comprehensive loss	$(10)

(1)	As of December 31, 2003, this amount includes $19 million related to adjustment to fair value of interest rate swaps. See note 7.

Revenues and pre-tax income (loss) related to our hydropower plants discontinued operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004		2003	2004		2003
	(in millions)
Revenues	$33		$25	$95		$85
Income (loss) before income taxes	191	(1)	(4)	182	(1)(2)	(7)

(1)	Included in this amount is a $205 million pre-tax gain related to the disposition on September 28, 2004.

(2)	Included in this amount is a $6 million loss related to the reclassification of other comprehensive loss from equity to the statement of operations during the three months ended June 30, 2004, related to our Orion New York interest rate swaps as it became probable during that period that the related forecasted transactions would not occur.

(17)	Discontinued Operations – Sale of Our European Energy Operations and Desert Basin Plant Operations

Our results of operations for the three and nine months ended September 30, 2003, include discontinued operations relating to our former European energy operations and our former Desert Basin plant operations.

European Energy Operations. In December 2003, we sold our European energy operations. As additional contingent consideration for the sale, we are entitled to receive 90% of any cash payments in excess of $137 million (Euro 110 million) received by the buyer in connection with the liquidation of NEA B.V. In August 2004, we received from the buyer a payment of $8 million (Euro 6.5 million), including interest, with respect to a NEA B.V. dividend. In accordance with the terms of the share purchase agreement, we have requested that the buyer provide us additional information regarding the calculation of the payment. We recorded the $8 million of proceeds during the third quarter of 2004 in discontinued operations. Due to the uncertainty of the timing and collection of additional proceeds, we will record additional proceeds, if any, upon receipt.

In September 2004, we sold our hydropower plants. In connection with this sale, we recognized a capital gain for federal income tax purposes. Thus, the sale of the hydropower plants resulted in a tax benefit realized during the three months ended September 30, 2004 in discontinued operations of approximately $103 million due to the utilization of previously reserved capital losses from the sale of our European energy operations. See note 16 for discussion of the sale of our hydropower plants.

Revenues and pre-tax loss related to our European energy discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003
	(in millions)
Revenues	$167		$534
Loss before income taxes	(33	)(1)	(360	)(2)

(1)	Included in this amount is a $53 million loss related to the revision of the preliminary estimate of our loss on disposition.

(2)	Included in this amount is a $393 million loss related to the preliminary estimate of our loss on disposition, which was ultimately determined to be a $310 million loss in 2003.

Desert Basin Plant Operations. In October 2003, we sold our 588 MW Desert Basin plant located in Casa Grande, Arizona.

Revenues and pre-tax loss related to our Desert Basin plant discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003
	(in millions)
Revenues	$16		$47
Loss before income taxes	(71	)(1)	(56	)(1)

(1)	Included in these amounts is an $83 million loss related to our loss on disposition.

*     *     *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided as a supplement to our interim financial statements to help provide an understanding of our results of operations, financial condition and changes in financial condition. It should be read in conjunction with our (a) Form 10-K, (b) First Quarter Form 10-Q and (c) Second Quarter Form 10-Q.

Overview

We provide electricity and energy services to retail and wholesale customers in the United States. We provide a complete suite of energy products and services to more than 1.8 million electricity customers in Texas ranging from residences and small businesses to large commercial, industrial and institutional customers. We also serve commercial and industrial clients in Pennsylvania, New Jersey and Maryland. We have approximately 19,000 MW of power generation capacity in operation, under construction or under contract.

Recent Developments and Other Information

Liberty Generating Station. In October 2004, we agreed on the principal terms and conditions for a transfer of our interest in the Liberty generating station, including its project-finance debt, with Liberty’s lenders. The transfer, which is subject to the execution of definitive agreements and receipt of various third party approvals, is expected to be completed in the fourth quarter of 2004. See note 13 to our interim financial statements.

Sale of Hydropower Plants. In September 2004, we sold 770 MW of generation assets located in upstate New York for $874 million in cash. We recorded an after-tax gain on the closing of the sale of approximately $110 million, which includes the effects of allocated goodwill of $42 million. See notes 5 and 16 to our interim financial statements.

Regulatory Proceedings—Stranded Costs and Non-bypassable Charges. In March 2004, CenterPoint requested that the Public Utility Commission of Texas (PUCT) determine CenterPoint’s stranded costs. As part of this proceeding, the PUCT is expected to confirm our $177 million payment to CenterPoint. See note 11(a) to our interim financial statements. Also as part of this proceeding, the PUCT reviewed CenterPoint’s request for termination of credits in non-bypassable charges (excess mitigation credits). On September 30, 2004, the PUCT commissioners voted not to terminate excess mitigation credits as part of its decision in the stranded cost proceeding. A written order is expected in November 2004.

Following the stranded costs proceeding, the PUCT will revise CenterPoint’s “non-bypassable charges” for stranded costs and we will request a corresponding adjustment in our “price-to-beat” tariff to cover the additional costs. However, we will bear the additional costs if there is a delay between the non-bypassable charge adjustment and the “price-to-beat” adjustment. The PUCT will also review a 20-day average of 12-month forward New York Mercantile Exchange (NYMEX) gas prices and, if gas prices are lower than those used to set our existing fuel factor, reduce the factor proportionately.

Regulatory Proceedings—Fuel Factor Proceeding. On November 1, 2004, we filed a request with the PUCT to increase the “price-to-beat” fuel factor in order to reflect an increase in the 20-day average 12-month forward NYMEX price of natural gas from $6.10 per million British thermal units (MMbtu) to $7.50 per MMbtu. The PUCT is expected to act on our request by mid-December 2004. The requested increase represents a 10.3% increase in the total bill of a residential customer using, on average, 1,000 kWh per month.

We acquire from third parties virtually all of the power supply associated with our “price-to-beat” energy commitments. The price of natural gas embedded in our power supply purchases can be different than the price of natural gas reflected in the fuel factor component of our “price-to-beat” revenue rate due to (a) varying hedge strategies used and the timing of entering into such hedges, (b) subsequent changes in the overall price of natural gas, (c) daily, monthly, or seasonal fluctuations in the price of natural gas relative to the 12-month forward price, (d) changes in market heat rate (i.e., the relationship between power and natural gas prices), (e) timing of prospective fuel factor adjustments and (f) other factors. To the extent that our power supply costs are greater than the “price-to-beat” fuel factor in any given period, our results of operations in that period could be negatively impacted.

In addition, a reduction in our fuel factor in connection with the PUCT proceeding described above under “Regulatory Proceedings—Stranded Costs and Non-bypassable Charges” could negatively affect our results of operations and the effectiveness of our hedging strategies.

For additional information regarding adjustments to the fuel factor, see “Business—Retail Energy—Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Special Risks Relating to the Texas Market” in our Form 10-K.

        Coal Contract Suppliers. Approximately 20% of our generating units use coal as their primary fuel source. These units represent approximately 37% of our annual electricity output. As of September 30, 2004, we had committed to purchase approximately 100% and 89% of our expected coal-fuel requirements through 2004 and for 2005, respectively, pursuant to coal supply contracts. No individual coal supplier represents more than 23% of our estimated annual coal supply requirements.

During the past 12 months, the average price of spot eastern coal has increased from $30 per ton to $65 per ton, which represents market prices higher than those for which we have contracted to purchase coal. In recent months, two of our coal suppliers, representing 12% of our remaining 2004 contracted coal supplies and 6% of our 2005 expected needs, have indicated that they intend to default or have defaulted under their supply contracts. We intend to vigorously enforce the performance of the supply contracts. To date, we do not believe these defaults have had a material adverse impact on our results of operations, financial condition or cash flows.

Application of Mark-to-Market Treatment for Certain Forward Contracts in the West Region. Effective July 1, 2004, we de-designated our cash flow hedges related to over-the-counter and exchange traded forward contracts for natural gas, power and basis swaps in the West region and began marking those contracts to market through earnings. For information regarding this change and the potential impact of this treatment on the volatility of our earnings due to changes in the underlying commodity prices, see “Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market Risks” in Item 3 of this Form 10-Q.

Power Settlements with ERCOT ISO. The ERCOT ISO has experienced a number of problems with its processing of volume data since the advent of competition in the Texas market. See note 1 to our interim financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risk Factors” and “–Critical Accounting Estimates” in Item 7 of our Form 10-K.

Government Contract Risks. For information regarding a pending review by the Department of Defense of our eligibility under government procurement rules to enter into government contracts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation–Recent Developments and Other Information” in Item 2 of our Second Quarter Form 10-Q. In the first nine months of 2004, contracts with governmental entities represented approximately five percent of our consolidated revenues.

Consolidated Results of Operations

The following tables set forth our operational data relating to electricity sales, retail customers and power generation for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Texas:
Residential:
Price-to-beat (1)	6,688	6,909	15,357	16,562
Non price-to-beat (2)	1,459	659	3,332	1,329

Total residential	8,147	7,568	18,689	17,891
Small commercial:
Price-to-beat (3)	2,071	3,201	5,671	8,593
Non price-to-beat (4)	631	337	1,436	722

Total small commercial	2,702	3,538	7,107	9,315
Large commercial, industrial and institutional (5)	8,747	8,142	23,389	21,134

Total Texas	19,596	19,248	49,185	48,340

Outside of Texas:
Commercial, industrial and institutional	1,261	327	2,448	327

Total Outside of Texas	1,261	327	2,448	327

Total	20,857	19,575	51,633	48,667

	September 30, 2004	December 31, 2003
	(in thousands, metered locations)
Retail Customers:
Texas:
Residential:
Price-to-beat (1)	1,335	1,395
Non price-to-beat (2)	306	222

Total residential	1,641	1,617
Small commercial:
Price-to-beat (3)	169	183
Non price-to-beat (4)	28	22

Total small commercial	197	205
Large commercial, industrial and institutional (5)	40	38

Total Texas	1,878	1,860

Outside of Texas:
Commercial, industrial and institutional (6)	1	—

Total Outside of Texas	1	—

Total	1,879	1,860

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Texas:
Residential:
Price-to-beat (1)	1,349	1,410	1,372	1,411
Non price-to-beat (2)	284	131	256	91

Total residential	1,633	1,541	1,628	1,502
Small commercial:
Price-to-beat (3)	171	202	175	206
Non price-to-beat (4)	27	7	27	6

Total small commercial	198	209	202	212
Large commercial, industrial and institutional (5)	40	36	39	32

Total Texas	1,871	1,786	1,869	1,746

Outside of Texas:
Commercial, industrial and institutional (7)	1	—	1	—

Total Outside of Texas	1	—	1	—

Total	1,872	1,786	1,870	1,746

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(gigawatt hours)
Power Generation (8):
Wholesale net power generation volumes	13,051	13,115	32,234	32,577
Wholesale power purchase volumes	10,328	21,542	26,108	54,257

Wholesale power sales volumes (9)	23,379	34,657	58,342	86,834

(1)	In the Houston area, the Texas electric restructuring law currently requires us, as a former affiliate of the transmission and distribution utility in Houston, to sell electricity to residential customers only at a specified price or “price-to-beat.”

(2)	Outside of the Houston area, we are generally permitted to sell electricity at unregulated prices to residential and small commercial customers, or non “price-to-beat.”

(3)	Through December 17, 2003, the Texas electric restructuring law required us, as a former affiliate of the transmission and distribution utility in Houston, to sell electricity to small commercial customers at a specified price or “price-to-beat.” As of that date, we had met the required threshold.

(4)	Beginning December 17, 2003, we were permitted to sell electricity at unregulated prices in the Houston area for our small commercial customers. Outside of the Houston area, we have been generally permitted to sell electricity at unregulated prices to small commercial customers. These descriptions of customers are collectively referred to as non “price-to-beat.”

(5)	Includes volumes/customers of the Government Land Office for whom we provide services.

(6)	As of September 30, 2004 and December 31, 2003, our retail customer count for commercial, industrial and institutional customers outside of Texas was 1,342 and 195, respectively.

(7)	For the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003, our weighted average retail customer count for the periods for which we sold electricity to commercial, industrial and institutional customers outside of Texas was 1,138, 119, 533 and 119, respectively.

(8)	These amounts exclude volumes associated with our discontinued operations. See notes 16 and 17 to our interim financial statements.

(9)	These amounts include physically delivered volumes, physical transactions that are settled prior to delivery and hedge activity related to our power generation portfolio.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Income (Loss). We reported $345 million consolidated net income, or $1.04 diluted earnings per share, for the three months ended September 30, 2004 compared to $916 million consolidated net loss, or $3.11 loss per share, for the same period in 2003. The $1,261 million change from net loss to net income is detailed as follows (in millions):

Trading margins	$(25)
Net unrealized gains/losses on non-trading energy derivatives	(51)
Gross margin, excluding unrealized gains/losses and trading margins	(145)
Operation and maintenance	14
Selling and marketing	4
Bad debt expense	(1)
Other general and administrative	11
Loss on sales of receivables	(8)
Gain on sale of counterparty claim	30 (1)
Wholesale energy goodwill impairment	985 (2)
Depreciation and amortization	(2)
Interest expense	33
Interest income	11
Other, net	(4)
Income tax expense	58
Discontinued operations, net of tax	351 (3)

Net change	$1,261

(1)	See note 12(a) to our interim financial statements.

(2)	See note 5 to our interim financial statements.

(3)	See notes 16 and 17 to our interim financial statements.

Revenues. Our revenues, excluding trading margins, decreased $852 million during the three months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended September 30,
	2004	2003	Change
	(in millions)
Retail Energy:
Retail energy revenues from end-use retail customers:
Texas:
Residential and small commercial	$1,232	$1,229	$3	(1)
Large commercial, industrial and institutional	535	450	85	(2)
Outside of Texas:
Commercial, industrial and institutional	71	17	54	(3)

Total	1,838	1,696	142
Retail energy revenues from resales of purchased power and other hedging activities	113	209	(96	)(4)
Market usage adjustments	17	42	(25	)(5)
Unrealized losses	—	(4)	4	(6)
Losses (gains) recorded prior to 2003 realized/collected in current periods	1	(19)	20	(7)

Total retail energy revenues	1,969	1,924	45

Wholesale Energy:
Wholesale energy third-party revenues	848	1,745	(897	)(8)
Wholesale energy intersegment revenues	110	64	46	(9)
Unrealized losses	(9)	(9)	—	(6)

Total wholesale energy revenues	949	1,800	(851)

Eliminations	(110)	(64)	(46)

Consolidated revenues, excluding trading margins	$2,808	$3,660	$(852)

(1)	The net change is $3 million; however, the net change is due to various factors. The factors primarily causing an increase were: (a) increase in volumes due to non “price-to-beat” customers and (b) a slight increase in power sales prices due primarily to higher natural gas prices. The factor primarily causing a decrease was a decrease in “price-to-beat” volumes, primarily due to small commercial customers.

(2)	Increase primarily due to (a) fixed-price contracts renewed at higher rates due to higher prices of natural gas and variable-rate contracts, which are tied to the market price of natural gas and (b) increased volumes from additional customers.

(3)	Increase due to entering the PJM market in August 2003. The PJM market is the wholesale electric market operated by PJM primarily in all or parts of Delaware, the District of Columbia, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia. We are currently operating in the states of New Jersey and Maryland.

(4)	Decrease primarily due to $157 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements) partially offset by increased activity in our supply management in various market areas within Texas.

(5)	See note 1 to our interim financial statements.

(6)	See analysis of margins below.

(7)	Increase due to impact of EITF Issue No. 02-03, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF
No. 02-03). See note 2(d) to our consolidated financial statements included in our Form 10-K.

(8)

Decrease primarily due to (a) $664 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements) and (b) a 33% decrease in power sales volumes primarily due to fewer resales of purchased power as a result of changes in our strategies for risk management and hedging activities in late 2002 and early 2003. These decreases were partially offset by a 15% increase in power prices due to increased natural gas and coal prices.

(9)	Increase primarily due to higher power prices as a result of increased natural gas prices, partially offset by lower volumes.

Fuel and Cost of Gas Sold and Purchased Power. Our fuel and cost of gas sold and purchased power decreased $656 million during the three months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended September 30,
	2004	2003	Change
	(in millions)
Retail energy:
Costs of purchased power attributable to end-use retail customers	$1,427	$1,177	$250	(1)
Costs of purchased power subsequently resold and other hedging activities	113	209	(96	)(2)
Market usage adjustments	30	17	13	(3)
Unrealized losses (gains)	87	(3)	90	(4)

Total retail energy	1,657	1,400	257

Wholesale energy:
Wholesale energy third-party costs	594	1,426	(832	)(5)
Unrealized gains	(41)	(6)	(35	)(4)

Total wholesale energy	553	1,420	(867)

Eliminations	(110)	(64)	(46)

Consolidated	$2,100	$2,756	$(656)

(1)	Increase primarily due to (a) increase in volumes from large commercial, industrial and institutional customers and residential non “price-to-beat” customers, (b) reduced benefit in supply hedging and (c) a slight increase in price of purchased power primarily due to higher natural gas prices. These increases were partially offset by a decrease in volumes sold primarily due to fewer “price-to-beat” small commercial customers.

(2)	See footnote (4) above under “Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003–Revenues.”

(3)	See note 1 to our interim financial statements.

(4)	See analysis of margins below.

(5)	Decrease primarily due to (a) $664 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements) and (b) decreased purchased power volumes primarily due to changes in our strategies for risk management and hedging activities in late 2002 and early 2003. These decreases were partially offset by higher prices of natural gas, coal and purchased power.

Trading Margins. Trading margins decreased $25 million during the three months ended September 30, 2004 compared to the same period in 2003. We discontinued our proprietary trading during March 2003. The decrease is partially due to a recognition of $12 million in income during the three months ended September 30, 2003 for changes in the fair values of trading assets/liabilities due to changes in valuation techniques and assumptions. The additional changes are due to open positions, which are subject to gains and losses as a result of commodity price movements in 2004 as compared to 2003. See “Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market Risks” in Item 3 of this Form 10-Q and note 6 to our interim financial statements.

Gross margins. Gross margins, excluding trading margins, decreased $196 million during the three months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended September 30,
	2004	2003	Change
	(in millions)
Retail energy	$312	$524	$(212)
Power generation	396	380	16

Consolidated	$708	$904	$(196)

Our retail energy gross margins decreased $212 million during the three months ended September 30, 2004 compared to the same period in 2003. The decrease is detailed as follows (in millions):

Net unrealized gains/losses on non-trading energy derivatives	$(86	) (1)
Net gains recorded prior to 2003 realized/collected in current periods	20	(2)
Higher purchased power costs and volume impacts partially offset by higher revenue rates	(108	) (3)
Change in market usage adjustments	(38	) (4)

Net decrease in margin	$(212)

(1)	Decrease primarily due to (a) reclassification of mark-to-market earnings from unrealized to realized due to settlements in 2004 and (b) unrealized losses on short natural gas positions recognized in 2004 as a result of an increase in forward natural gas prices. Because we do not own enough generation assets in ERCOT to satisfy our anticipated retail sales commitment, we enter into commitments to purchase power capacity when it becomes available to the market. In certain cases, we enter into these commitments to purchase power capacity prior to determining the price and other terms of the retail sales commitments for which the capacity is being purchased. Until these retail sales commitments are established, we may be exposed to changes in power capacity prices and natural gas prices. We often enter into “short” contracts to sell natural gas in order to offset our “long” position in power capacity. We have elected the “normal purchase” exception for some of our capacity commitments, which are accounted for on the accrual basis, and we account for our short positions in natural gas on a mark-to-market basis. For further discussion, see “Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market Risks” in Item 3 of our First Quarter Form 10-Q and Item 3 of this Form 10-Q.

(2)	Increase due to the impact of EITF No. 02-03. See note 2(d) to our consolidated financial statements included in our Form 10-K.

(3)	Decrease primarily due to (a) reduced hedging benefit from “price-to-beat” customers realized in 2004 compared to 2003, (b) reduced usage from “price-to-beat” small commercial customers primarily due to fewer customers, (c) reduced per unit margins from our non “price-to-beat” customers and (d) increased costs of managing our supply. These decreases were partially offset by increased usage from our non “price-to-beat” customers primarily due to increased customers.

(4)	See note 1 to our interim financial statements.

Our power generation gross margins increased $16 million during the three months ended September 30, 2004 compared to the same period in 2003. The increase is detailed as follows (in millions):

Net unrealized gains/losses on non-trading energy derivatives	$35	(1)
FERC settlement in October 2003	37	(2)
Adjustment to October 2003 FERC settlement recorded in September 2004	(12	) (2)
California energy sales receivables, refund and reserve changes in 2004	(4	) (3)
New York region	12	(4)
West region	11	(5)
Mid-Continent region	(22	) (6)
Mid-Atlantic region	(34	) (7)
Other, net	(7)

Net increase in margin	$16

(1)	Increase primarily due to a $46 million gain as a result of the change in market values on cash flow hedges de-designated in the West region in July 2004. See “Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market Risks” in Item 3 of this Form 10-Q.

(2)	See note 15(a) to our consolidated financial statements in our Form 10-K and note 12(a) to our interim financial statements.

(3)	See note 12(b) to our interim financial statements.

(4)	Increase primarily due to (a) 2003 losses on forward power sales contracts and 2003 losses on unhedged fuel positions not incurred in 2004 and (b) higher capacity revenues. These increases were partially offset by unfavorable weather conditions and lower prices.

(5)	Increase due to (a) the Bighorn generating station achieving commercial operation in February 2004 and entering into a power purchase agreement beginning in June 2004, (b) the restart of Etiwanda units 3 and 4 in September and June 2004, respectively, and (c) increased generation to meet the needs of the Cal ISO. These increases were partially offset by reduced hedging activity in 2004.

(6)	Decrease primarily due to (a) decreased generation volumes from increased unplanned outages, (b) reduced demand under a “provider of last resort” contract resulting from milder weather conditions and (c) increased fuel costs.

(7)	Decrease primarily due to (a) weaker market conditions due to milder weather, (b) increased fuel costs and (c) the retirement of the old Seward generating station in the fourth quarter of 2003 and Sayreville units 4 and 5 in February 2004. These decreases were partially offset by Hunterstown, which achieved commercial operation in late July 2003 and the Liberty generating station, which was out of service from July 3, 2003 until August 26, 2003 after the termination of a tolling contract.

Operation and Maintenance. Operation and maintenance expenses decreased $14 million during the three months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended September 30,
	2004	2003	Change
	(in millions)
Retail energy	$65	$67	$(2)
Wholesale energy	146	158	(12)

Consolidated	$211	$225	$(14)

The decrease is detailed as follows (in millions):

Severance costs	$(4)
Salaries and benefits, excluding plant personnel	(8)
Contractor services primarily for information technology systems	(5)
Termination of certain services to Texas Genco in May 2004	(4)
Insurance	(4)
Retirement/mothball of power generation units	(2)
Planned power generation maintenance projects and outages	3
Unplanned power generation maintenance projects and outages	4
Three power generation facilities achieving commercial operations in late July 2003 (Hunterstown and Choctaw) and February 2004 (Bighorn)	4
Taxes other than income taxes	5 (1)
Other, net	(3)

Net decrease in expense	$(14)

(1)	Increase primarily due to gross receipts tax due to higher retail energy revenues.

Selling and Marketing. Selling and marketing expenses, which relate to our retail energy business, decreased $4 million during the three months ended September 30, 2004 compared to the same period in 2003 due to decreased advertising and marketing campaigns and lower headcount.

Bad Debt Expense. Bad debt expense increased $1 million during the three months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended September 30,
	2004	2003	Change
	(in millions)
Retail energy	$16	$23	$(7	) (1)
Wholesale energy	—	(8)	8	(2)

Consolidated	$16	$15	$1

(1)	Decrease primarily due to improved collections.

(2)	Increase primarily due to (a) a change in methodolgy and (b) a change in our customer base, which had improved credit, each during the third quarter of 2003.

Other General and Administrative. Other general and administrative expenses decreased $11 million during the three months ended September 30, 2004 compared to the same period in 2003. The decrease is detailed as follows (in millions):

Severance costs	$(7	)(1)
Restructuring costs associated with lease on corporate headquarters	11
Rent and utilities	(7	)(2)
Legal costs	(5)
Salaries and benefits	(5	)(3)
Contractor services and professional fees	4	(4)
Other, net	(2)

Net decrease in expense	$(11)

(1)	Decrease primarily due to executive severance costs in 2003.

(2)	Decrease primarily due to rent on two corporate headquarters during the moving process and costs associated with exiting a portion of the corporate headquarters in 2003.

(3)	Decrease primarily relates to lower headcount, partially offset by higher long-term incentive compensation benefits.

(4)	Increase primarily due to higher computer software licensing and maintenance costs in 2004.

Loss on Sales of Receivables. Loss on sales of receivables, which relates to our retail energy business, increased $8 million during the three months ended September 30, 2004 compared to the same period in 2003. The increase is due primarily to the increased amount of receivables sold in 2004 compared to 2003 as the maximum amount allowed to be sold under the facility was increased in September 2003. See notes 7 and 8 to our interim financial statements.

Gain on Sale of Counterparty Claim. See note 12(a) to our interim financial statements.

Wholesale Energy Goodwill Impairment. See note 5 to our interim financial statements.

Depreciation and Amortization. Depreciation and amortization expense increased $2 million during the three months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended September 30,
	2004	2003	Change
	(in millions)
Retail energy	$12	$9	$3
Wholesale energy	110	109	1
Other operations	10	12	(2)

Consolidated	$132	$130	$2

The increase is detailed as follows (in millions):

Early retirement of certain units at Sayreville and Etiwanda facilities in 2003	$(14)
Increased amortization of air emissions regulatory allowances	7
Depreciation for three power generation facilities achieving commercial operations in late July 2003 (Hunterstown and Choctaw) and February 2004 (Bighorn)	7
Write-off of software development costs	2

Net increase in expense	$2

Interest Expense. Interest expense to third parties decreased $33 million during the three months ended September 30, 2004 compared to the same period in 2003. The decrease is detailed as follows (in millions):

Write-off of deferred financing costs in 2003 due to issuance of senior secured notes and prepayment of senior secured term loans	$(28)
Reduction in outstanding debt	(24)
Amortization of deferred financing costs	(1)
Financing fees expensed	4
Changes in net unrealized losses on interest rate derivative instruments	8 (1)
Reduction in interest capitalized	8

Net decrease in expense	$(33)

(1)	See note 6(a) to our interim financial statements.

Interest Income. Interest income from third parties increased $11 million during the three months ended September 30, 2004 compared to the same period in 2003. The increase is primarily due to interest recognized on receivables related to energy sales in California. See note 12(b) to our interim financial statements.

Income Tax Expense. During the three months ended September 30, 2004, our effective tax rate was 39.2%. Our effective tax rate for the three months ended September 30, 2003 is not meaningful due to the goodwill impairment charge of $985 million, which is non-deductible for income tax purposes. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $8 million and $20 million, excluding the goodwill impairment charge, for the three months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004, these items primarily related to state income taxes, tax reserves and non-deductible compensation. For the three months ended September 30, 2003, these items primarily related to state income taxes, tax reserves and valuation allowances related to Canadian operating losses.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Income (Loss). We reported $235 million consolidated net income, or $0.79 diluted earnings per share, for the nine months ended September 30, 2004 compared to $1.4 billion consolidated net loss, or $4.70 loss per share, for the same period in 2003. The $1,610 million change from net loss to net income is detailed as follows (in millions):

Trading margins	$44
Net unrealized gains/losses on non-trading energy derivatives	(72)
Gross margin, excluding unrealized gains/losses and trading margins	(233)
Accrual for payment to CenterPoint	45	(1)
Operation and maintenance	3
Selling and marketing	14
Bad debt expense	15
Other general and administrative	42
Loss on sales of receivables	(19)
Gain on sale of counterparty claim	30	(2)
Wholesale energy goodwill impairment	985	(3)
Depreciation and amortization	(70)
Interest expense	16
Interest income	5
Other, net	(11)
Income tax expense	84
Discontinued operations, net of tax	701	(4)

Net change before cumulative effect of accounting changes	1,579
Cumulative effect of accounting change in 2004, net of tax	7	(5)
Cumulative effect of accounting changes in 2003, net of tax	24

Net change	$1,610

(1)     See note 11(a) to our interim financial statements.

(2)     See note 12(a) to our interim financial statements.

(3)	See note 5 to our interim financial statements.

(4)	See notes 16 and 17 to our interim financial statements.

(5)	See note 2 to our interim financial statements.

Revenues. Our revenues, excluding trading margins, decreased $2.1 billion during the nine months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Nine Months Ended September 30,
	2004	2003	Change
	(in millions)
Retail Energy:
Retail energy revenues from end-use retail customers:
Texas:
Residential and small commercial	$2,780	$2,711	$69	(1)
Large commercial, industrial and institutional	1,455	1,192	263	(2)
Outside of Texas:
Commercial, industrial and institutional	136	17	119	(3)

Total	4,371	3,920	451
Retail energy revenues from resales of purchased power and other hedging activities	243	658	(415	)(4)
Market usage adjustments	2	31	(29	)(5)
Unrealized losses	—	(8)	8	(6)
Gains recorded prior to 2003 realized/collected in current periods	(16)	(50)	34	(7)

Total retail energy revenues	4,600	4,551	49

Wholesale Energy:
Wholesale energy third-party revenues	2,143	4,332	(2,189	)(8)
Wholesale energy intersegment revenues	244	169	75	(9)
Unrealized losses	(22)	(20)	(2	)(6)

Total wholesale energy revenues	2,365	4,481	(2,116)

Eliminations	(244)	(169)	(75)

Consolidated revenues, excluding trading margins	$6,721	$8,863	$(2,142)

(1)	Increase primarily due to (a) increase in sales prices to “price-to-beat” customers due to increases in the price of natural gas and (b) increased volumes due to increased residential non “price-to-beat” customers. These increases were partially offset by a decrease in volumes, primarily due to weather and fewer “price-to-beat” small commercial customers.

(2)	Increase primarily due to (a) fixed-price contracts renewed at higher rates due to higher prices of natural gas and variable-rate contracts, which are tied to the market price of natural gas and (b) increased volumes from additional customers.

(3)	Increase due to entering the PJM market in August 2003.

(4)	Decrease primarily due to (a) $310 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements) and (b) changes in our strategies for risk management and hedging activities.

(5)	See note 1 to our interim financial statements.

(6)	See analysis of margins below.

(7)	Increase due to the impact of EITF No. 02-03. See note 2(d) to our consolidated financial statements included in our Form 10-K.

(8)	Decrease primarily due to (a) $1,466 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements), (b) a 33% decrease in power sales volumes primarily due to fewer resales of purchased power as a result of changes in our strategies for risk management and hedging activities in late 2002 and early 2003 and (c) a $53 million change in our accounts receivable, refund obligation and credit reserves for energy sales in California (see note 12(b) to our interim financial statements). These decreases were partially offset by (a) a 12% increase in power prices due to increased natural gas and coal prices and (b) a $25 million net change to our FERC settlement obligation (see note 12(a) to our interim financial statements).

(9)	Increase primarily due to higher power prices as a result of increased natural gas prices, partially offset by lower volumes.

Fuel and Cost of Gas Sold and Purchased Power. Our fuel and cost of gas sold and purchased power decreased $1.8 billion during the nine months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Nine Months Ended September 30,
	2004	2003	Change
	(in millions)
Retail energy:
Costs of purchased power attributable to end-use retail customers	$3,521	$2,931	$590	(1)
Costs of purchased power subsequently resold and other hedging activities	243	658	(415	)(2)
Market usage adjustments	12	4	8	(3)
Unrealized losses	143	—	143	(4)

Total retail energy	3,919	3,593	326

Wholesale energy:
Wholesale energy third-party costs	1,486	3,509	(2,023	)(5)
Unrealized (gains) losses	(60)	5	(65	)(4)

Total wholesale energy	1,426	3,514	(2,088)

Eliminations	(244)	(169)	(75)

Consolidated	$5,101	6,938	$(1,837)

(1)	Increase primarily due to (a) increase in volumes from large commercial, industrial and institutional customers and non “price-to-beat” customers, (b) an increase in price of purchased power primarily due to higher natural gas prices and (c) reduced benefit in supply hedging. These increases were partially offset by (a) reduced volumes from “price-to-beat” residential customers, primarily due to weather and (b) reduced volumes from “price-to-beat” small commercial customers, primarily due to fewer customers.

(2)	See footnote (4) above under “Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003–Revenues.”

(3)	See note 1 to our interim financial statements.

(4)	See analysis of margins below.

(5)	Decrease primarily due to (a) $1,466 million due to the application of EITF No. 03-11 (see note 1 to our interim financial statements) and (b) decreased purchased power volumes primarily due to changes in our strategies for risk management and hedging activities in late 2002 and early 2003. These decreases were partially offset by higher prices of natural gas, coal and purchased power.

Trading Margins. Trading margins increased $44 million during the nine months ended September 30, 2004 compared to the same period in 2003. The increase is primarily due to the fact that we incurred a pre-tax loss of approximately $80 million in connection with a financial gas spread position during the month of February 2003. This increase is partially offset by the recognition of $11 million in income during the nine months ended September 30, 2003 for changes in the fair values of trading assets/liabilities due to changes in valuation techniques and assumptions. The additional changes are due to open positions, which are subject to gains and losses as a result of commodity price movements in 2004 as compared to 2003. See “Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market Risks” in Item 3 of this Form 10-Q and note 6 to our interim financial statements.

Gross margins. Gross margins, excluding trading margins, decreased $305 million during the nine months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Nine Months Ended September 30,
	2004	2003	Change
	(in millions)
Retail energy	$681	$958	$(277)
Power generation	939	967	(28)

Consolidated	$1,620	$1,925	$(305)

Our retail energy gross margins decreased $277 million during the nine months ended September 30, 2004 compared to the same period in 2003. The decrease is detailed as follows (in millions):

Net unrealized gains/losses on non-trading energy derivatives	$(135	)(1)
Gains recorded prior to 2003 realized/collected in current periods	34	(2)
Higher purchased power costs and volume impacts partially offset by higher revenue rates	(139	)(3)
Change in market usage adjustments	(37	)(4)

Net decrease in margin	$(277)

(1)	This decrease is primarily due to unrealized losses on short natural gas positions recognized in 2004 as a result of an increase in natural gas prices. See further discussion above in footnote (1) under “Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003–Gross Margins–retail energy.”

(2)	Increase due to the impact of EITF Issue No. 02-03. See note 2(d) to our consolidated financial statements included in our Form 10-K.

(3)	Decrease primarily due to (a) reduced hedging benefit from “price-to-beat” customers realized in 2004 compared to 2003, (b) reduced usage from “price-to-beat” small commercial customers primarily due to fewer customers, (c) reduced per unit margins from our non “price-to-beat” customers, (d) reduced volumes from “price-to-beat” residential customers, primarily due to weather and (e) increased costs of managing our supply. These decreases were partially offset by increased usage from our non “price-to-beat” customers primarily due to increased customers.

(4)	See note 1 to our interim financial statements.

Our power generation gross margins decreased $28 million during the nine months ended September 30, 2004 compared to the same period in 2003. The decrease is detailed as follows (in millions):

California energy sales refund and reserve changes in 2003	$(75	)(1)
California energy sales receivables, refund and reserve changes in 2004	22	(1)
FERC settlement in October 2003	37	(2)
Adjustment to October 2003 FERC settlement recorded in September 2004	(12	)(2)
Net unrealized gains/losses on non-trading energy derivatives	63	(3)
Mid-Atlantic region	(83	)(4)
Mid-Continent region	(44	)(5)
New York region	63	(6)
Other, net	1

Net decrease in margin	$(28)

(1)	See note 12(b) to our interim financial statements.

(2)	See note 15(a) to our consolidated financial statements in our Form 10-K and note 12(a) to our interim financial statements.

(3)	Increase primarily due to (a) a $46 million gain as a result of the change in market values on cash flow hedges de-designated in the West region in July 2004 and (b) a $20 million loss in 2003 due to ineffectiveness. See “Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market Risks” in Item 3 of this Form 10-Q.

(4)	Decrease primarily due to (a) weaker market conditions due to milder weather, (b) increased fuel costs and (c) the retirement of the old Seward generating station in the fourth quarter of 2003 and Sayreville units 4 and 5 in February 2004. These decreases were partially offset by Hunterstown, which achieved commercial operation in late July 2003.

(5)	Decrease primarily due to (a) increased unplanned outages, which resulted in increased purchased power and the operation of less efficient plants to fulfill our contractual load obligations under a “provider of last resort” contract in the second quarter of 2004 and (b) lower volumes in the third quarter of 2004, as the demand under a “provider of last resort” contract declined due to milder weather in the third quarter of 2004.

(6)	Increase primarily due to (a) 2003 losses on forward power sales contracts and 2003 losses on unhedged fuel positions not incurred in 2004, (b) higher capacity revenues and (c) increased generation.

Accrual for Payment to CenterPoint. We expect to make a payment to CenterPoint of $177 million during the fourth quarter of 2004 related to residential customers. We accrued $47 million during the three months ended March 31, 2003, for a total accrual of $175 million as of December 31, 2003. We accrued an additional $2 million during the three months ended March 31, 2004, for a total accrual of $177 million as of September 30, 2004. See notes 7 and 11(a) to our interim financial statements.

Operation and Maintenance. Operation and maintenance expenses decreased $3 million during the nine months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Nine Months Ended September 30,
	2004	2003	Change
	(in millions)
Retail energy	$173	$191	$(18)
Wholesale energy	504	489	15

Consolidated	$677	$680	$(3)

The decrease is detailed as follows (in millions):

Severance	$5
Salaries and benefits, excluding plant personnel	(38)
Contractor services primarily for information technology systems	(15)
Retirement/mothball of power generation units	(13	)(1)
Termination of certain services to Texas Genco in May 2004	(5)
Legal costs	4	(2)
Planned power generation maintenance projects and outages	10	(3)
Unplanned power generation maintenance projects and outages	12	(4)
Taxes other than income	15	(5)
Three power generation facilities achieving commercial operations in late July 2003 (Hunterstown and Choctaw) and February 2004 (Bighorn)	16
Other, net	6

Net decrease in expense	$(3)

(1)	Decrease primarily due to the retirement of the Seward generating station ($6 million) in the Mid-Atlantic region during the fourth quarter of 2003 and the mothball of units at Etiwanda ($5 million) in the West region during the fourth quarter of 2003.

(2)	Increase primarily due to higher legal costs associated with the Liberty generating station.

(3)	Increase primarily due to timing of maintenance projects at the coal plants in the Mid-Continent region ($7 million) and natural gas plants in the New York region ($3 million) and the West region ($3 million).

(4)	Increase primarily due to increased costs at Cheswick ($6 million) caused by a fire in the second quarter of 2004, Avon Lake ($2 million), Titus ($1 million), Elrama ($2 million) and Ormond ($1 million).

(5)	Increase primarily due to (a) property taxes as we received a settlement ($5 million) in 2003 in the New York region and (b) gross receipts tax ($8 million) due to an adjustment to the accrual rate in 2003 and increased revenues from our retail energy business in 2004.

Selling and Marketing. Selling and marketing expenses, which relate to our retail energy business, decreased $14 million during the nine months ended September 30, 2004 compared to the same period in 2003 due to decreased advertising and marketing campaigns and lower headcount.

Bad Debt Expense. Bad debt expense decreased $15 million during the nine months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Nine Months Ended September 30,
	2004	2003	Change
	(in millions)
Retail energy	$40	$52	$(12	)(1)
Wholesale energy	(3)	—	(3)

Consolidated	$37	$52	$(15)

(1)	Decrease primarily due to improved collections.

Other General and Administrative. Other general and administrative expenses decreased $42 million during the nine months ended September 30, 2004 compared to the same period in 2003. The decrease is detailed as follows (in millions):

Severance costs	$(10	)(1)
Restructuring costs associated with lease on corporate headquarters	11
Contractor services and professional fees	(17	)(2)
Salaries and benefits	(9	)(3)
Legal costs	(8	)(4)
Taxes other than income taxes	(5	)(5)
Other, net	(4)

Net decrease in expense	$(42)

(1)	Decrease primarily due to executive severance costs in 2003, partially offset by restructuring severance costs in 2004.

(2)	Decrease due to cost reduction efforts, settlement related to our corporate headquarters lease, reduced refinancing costs and reduced use of outside consultants in 2004.

(3)	Decrease primarily relates to lower headcount, partially offset by higher long-term incentive compensation benefits.

(4)	Decrease primarily due to reduced litigation costs, including California litigation.

(5)	Decrease primarily due to legal entity restructurings in 2003, which resulted in reduced franchise tax costs.

Loss on Sales of Receivables. Loss on sales of receivables, which relates to our retail energy business, increased $19 million during the nine months ended September 30, 2004 compared to the same period in 2003. The increase is due primarily to the increased amount of receivables sold in 2004 compared to 2003 as the maximum amount allowed to be sold under the facility was increased in September 2003. See notes 7 and 8 to our interim financial statements.

Gain on Sale of Counterparty Claim. See note 12(a) to our interim financial statements.

Wholesale Energy Goodwill Impairment. See note 5 to our interim financial statements.

Depreciation and Amortization. Depreciation and amortization expense increased $70 million during the nine months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Nine Months Ended September 30,
	2004	2003	Change
	(in millions)
Retail energy	$33	$25	$8
Wholesale energy	312	256	56
Other operations	29	23	6

Consolidated	$374	$304	$70

The increase is detailed as follows (in millions):

Equipment impairment charge related to turbines and generators in 2004	$16
Accelerated depreciation on Wayne facility in the first quarter of 2004 due to early retirement	12
Early retirement of certain units at Sayreville and Etiwanda facilities in 2003	(14)
Depreciation for three power generation facilities achieving commercial operations in late July 2003 (Hunterstown and Choctaw) and February 2004 (Bighorn)	27
Net increase in amortization of air emissions regulatory allowances	10
Write-off of software development costs	8
Net change in write-down of office building to fair value less costs to sell in June 2003 and June 2004	5
Other, net	6

Net increase in expense	$70

Interest Expense. Interest expense to third parties decreased $16 million during the nine months ended September 30, 2004 compared to the same period in 2003. The increase is detailed as follows (in millions):

Reduction in outstanding debt	$(57)
Write-off of deferred financing costs in 2003 due to issuance of senior secured notes and prepayment of senior secured term loans	(28)
Amortization of deferred financing costs	(7)
Financing fees expensed	10
Change in reclass from other comprehensive income/loss for interest rate swaps terminated in 2002	9 (1)
Higher interest rates primarily resulting from bank refinancing in March 2003 and capital markets transactions in June and July 2003	27
Reduction in interest capitalized	29
Other, net	1

Net decrease in expense	$(16)

(1)	See note 7 to our interim financial statements.

Interest Income. Interest income from third parties increased $5 million during the nine months ended September 30, 2004 compared to the same period in 2003. The increase is primarily due to interest recognized on receivables related to energy sales in California. See note 12(b) to our interim financial statements.

Income Tax Expense. Our effective tax rate for the nine months ended September 30, 2004 was 79.4%. Our effective tax rate for the nine months ended September 30, 2003 is not meaningful due to the goodwill impairment charge of $985 million, which is non-deductible for income tax purposes. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $11 million and $28 million, excluding the goodwill impairment charge in 2003, for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, these items primarily related to tax reserves, non-deductible compensation and state income taxes. For the nine months ended September 30, 2003, these items primarily related to state income taxes, tax reserves, valuation allowances related to Canadian operating losses and revisions of estimates for tax accrued in prior periods.

Financial Condition

In this section, we provide updates related to sources of liquidity and capital resources, liquidity and capital requirements and historical cash flows. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in Item 7 of our Form 10-K.

Sources of Liquidity and Capital Resources

Our principal sources of liquidity and capital resources are cash flows from operations, borrowings under our various revolving credit facilities, proceeds from certain debt offerings and equity offerings and securitization of assets.

Credit Capacity, Cash and Cash Equivalents. The following table summarizes our credit capacity, cash and cash equivalents and current restricted cash for our continuing operations at September 30, 2004:

	Total (1)	Reliant Energy	Orion Power		Other
	(in millions)
Total committed credit	$7,480	$5,215	$1,113		$1,152
Outstanding borrowings	5,450	3,278	1,034		1,138
Outstanding letters of credit	1,111	1,084	27		—

Unused borrowing capacity	919	853	52	(2)	14
Cash and cash equivalents	94	24	8		62
Current restricted cash (3)	278	—	266		12

Total	$1,291	$877	$326		$88

(1)	As of September 30, 2004, we had consolidated current and long-term debt outstanding from continuing operations of $5.5 billion. As of

September 30, 2004, $401 million of our committed credit facilities are to expire by September 30, 2005. For a discussion of our credit facilities and other debt, see note 7 to our interim financial statements.

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

Liquidity and Capital Requirements

Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures, debt service requirements, regulatory and legal settlements and collateral requirements. Examples of working capital needs include purchases of fuel and electricity, plant maintenance costs (including required environmental expenditures) and other costs such as payroll. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risk Factors” and “–Liquidity and Capital Resources” in Item 7 of our Form 10-K.

Under the Texas electric restructuring law, we expect to make a payment to CenterPoint of $177 million during the fourth quarter of 2004 related to residential customers. We plan to draw on our senior secured revolver to make this payment. See notes 7 and 11(a) to our interim financial statements.

As set forth in Item 7 of our Form 10-K, we currently have a sub-investment grade credit rating. As a function of this status, we incur greater demands on liquidity and capital resources than an investment grade company primarily due to our requirements to post collateral with our counterparties in our commercial operations and financing arrangements. The following table details our cash collateral posted and letters of credit outstanding for our continuing operations as of October 29, 2004:

	Total	Reliant Energy	Orion Power	Other
	(in millions)
Cash collateral posted:
For commercial operations	$668	$662	$6	$—
In support of financings	29	—	—	29

	$697	$662	$6	$29

Letters of credit outstanding:
For commercial operations	$685	$674	$11	$—
In support of financings	433	—	17	416

	$1,118	$674	$28	$416

In certain cases, our counterparties have elected not to require us to post collateral to which they are otherwise entitled under certain agreements. However, these counterparties retain the right to require such collateral. General factors that could trigger increased demands for collateral include additional adverse changes in our industry, negative regulatory or litigation developments and/or changes in commodity prices. Based on current commodity prices, we estimate that as of October 29, 2004, we could be contractually required to post additional collateral of up to $129 million related to our continuing operations.

For information regarding the collateral requirements for electric capacity purchases under a master purchase agreement with Texas Genco, L.P. (Texas Genco) and related information, see “Business–Retail Energy–Fuel Supply” in Item 1 of our Form 10-K and note 4 to the consolidated financial statements in our Form 10-K.

Historical Cash Flows

The following table provides an overview of cash flows relating to our operating, investing and financing activities for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Cash provided by (used in):
Operating activities	$137	$537
Investing activities	733	(757)
Financing activities	(922)	(772)

Cash Flows – Operating Activities

Net cash provided by operating activities decreased by $400 million during the nine months ended September 30, 2004 compared to the same period in 2003. The change is detailed as follows (in millions):

Changes in working capital and other assets and liabilities	$(376	)(1)
Changes in cash flows from operations, excluding working capital and other assets and liabilities	(39	)(2)
Changes in cash flows related to our discontinued operations	15

Net change	$(400)

(1)	Change in net cash outflows to $368 million for the nine months ended September 30, 2004 from net cash inflows of $8 million for the same period in 2003 due to an increase in cash used to meet working capital and other assets and liabilities requirements. See further analysis below.

(2)	Decrease in net cash inflows to $509 million for the nine months ended September 30, 2004 from $548 million for the same period in 2003.

Nine Months Ended September 30, 2004. Changes in working capital and other assets and liabilities from continuing operations for the nine months ended September 30, 2004 is detailed as follows (in millions):

Increase in margin deposits on energy trading and hedging activities	$(360	)(1)
Increase in restricted cash	(37)
Net proceeds from receivables facility	232
Net change in accounts and notes receivable and unbilled revenue and accounts payable	(219	)(2)
Net purchase of emissions credits	(68)
Net option premiums purchased	49
Settlement of volumes delivered	16	(3)
Decrease in taxes receivable	56	(4)
Other, net	(37)

Cash used	$(368)

(1)	Increase in cash deposits primarily due to (a) increased postings to third parties due to an increase in supply purchases resulting from seasonality and (b) increased postings related to brokerage accounts due to changes in our natural gas and power positions coupled with underlying changes in the related commodity prices.

(2)	Net change due to seasonality in our retail operations partially offset by an increase in net power purchase obligations in our wholesale business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)	Relates to volumes delivered under contracted electricity sales to large commercial, industrial and institutional customers and the related energy supply contracts, which were previously recognized as unrealized earnings in prior periods.

(4)	Decrease primarily due to receipt of $85 million of federal tax refunds, partially offset by $35 million of state tax payments by our retail operations.

Nine Months Ended September 30, 2003. Changes in working capital and other assets and liabilities from continuing operations for the nine months ended September 30, 2003 is detailed as follows (in millions):

Decrease in margin deposits on energy trading and hedging activities	$225	(1)
Net proceeds from receivables facility	158
Increase in restricted cash	(52)
Decrease in taxes receivable	104	(2)
Settlement of volumes delivered	50	(3)
Purchase of interest rate caps	(29)
Net purchases of emission credits	(47)
Net option premiums purchased	(112)
Net change in accounts and notes receivable and unbilled revenue and accounts payable	(244	)(4)
Other, net	(45)

Cash provided	$8

(1)	Decrease in cash deposits primarily due to the conversion of collateral posted to letters of credit from cash.

(2)	Decrease primarily due to $73 million increase in accrued tax liabilities primarily related to our retail operations coupled with $28 million of net tax refunds.

(3)	See footnote (3) above under “Cash Flows–Operating Activities–Nine Months Ended September 30, 2004.”

(4)	Net change due to reduced accounts payable primarily resulting from decreased purchased power and fuel purchases in our wholesale energy segment as a result of reduced hedging activities and increased accounts receivable primarily due to seasonality and increased rates in our retail operations, partially offset by a decrease in our wholesale energy segment’s proprietary trading activities.

Cash Flows–Investing Activities

Net cash provided by/used in investing activities changed by $1.5 billion during the nine months ended September 30, 2004 compared to the same period in 2003, primarily due to net proceeds of $874 million (or $867 million after transaction costs of $7 million) from the sale of our hydropower plants in September 2004. See note 16 to our interim financial statements. In addition, (a) capital expenditures have decreased related to our power generation development projects as two facilities were completed in July 2003 and one facility was completed in February 2004 and (b) restricted cash was placed in escrow in June 2003 for the possible acquisition of common stock of Texas Genco. The decision to not exercise our option resulted in the release of certain cash proceeds in December 2004, which had been placed in escrow. See below for discussion.

Nine Months Ended September 30, 2004. Net cash provided by investing activities during the nine months ended September 30, 2004 was $733 million, primarily due to cash flows of $869 million from our discontinued operations mainly due to net proceeds from the sale of our hydropower plants. This was offset by cash outflows due to capital expenditures of $148 million ($94 million for growth capital expenditures and $54 million for maintenance capital expenditures) primarily related to our power generation operations and development of power generation projects.

Nine Months Ended September 30, 2003. Net cash used in investing activities during the nine months ended September 30, 2003 was $757 million, primarily due to $466 million of capital expenditures ($343 million for growth capital expenditures and $123 million for maintenance capital expenditures) primarily related to our power generation operations and development of power generation projects. In addition, we received $266 million in net proceeds from our June and July 2003 issuance of convertible senior subordinated notes, which were placed in an escrow account and were recorded as restricted cash as of September 30, 2003.

Cash Flows – Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2004 increased by $150 million compared to the same period in 2003. See below for discussion.

Nine Months Ended September 30, 2004. Net cash used in financing activities during the nine months ended September 30, 2004 of $922 million is primarily due to cash outflows of $806 million related to our discontinued operations. As a result of the sale, our Orion New York credit facility was repaid in its entirety (totaling $348 million) and $458 million of our Orion MidWest credit facility was repaid. See note 16 to our interim financial statements. In addition, there were $139 million of payments of long-term debt (primarily Orion MidWest term loans and Reliant Energy senior secured term loans).

Nine Months Ended September 30, 2003. Net cash used in financing activities during the nine months ended September 30, 2003 of $772 million is detailed as follows:

Prepayments of senior secured term loans	$(1,056	)(1)
Net payments of senior secured revolving credit facility	(716	)(1)
Prepayment of senior revolving credit facility in conjunction with March 2003 refinancing	(350	)(1)
Payments of financings costs	(183	)(1)
Net payments on Orion MidWest term loans	(53)
Net proceeds from senior secured notes issued July 2003	1,056	(1)
Net proceeds from convertible senior subordinated notes issued June and July 2003	266	(1)
Net proceeds from additional PEDFA bond issuance for Seward generation plant	99	(1)
Net borrowings under a financing commitment	95	(1)
Draws under letters of credit to provide support for REMA’s lease obligations	42	(1)
Other, net	42

Cash used in continuing operations from financing activities	(758)
Discontinued operations	(14)

Cash used in financing activities	$(772)

(1)	See note 9(a) to our consolidated financial statements included in our Form 10-K.

Off-Balance Sheet Arrangements

We have renewed and amended our $350 million receivables facility effective September 28, 2004, which is now reflected in accounts receivable and debt in our consolidated balance sheet. See notes 7 and 8 to our interim financial statements.

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

As of October 2004, there are no new accounting pronouncements that would have a material impact on our results of operations, financial position or cash flows, which we have not already adopted and/or disclosed elsewhere in the notes to our interim financial statements.

Significant Accounting Policies

For discussion regarding our significant accounting policies, see note 2 to our consolidated financial statements in our Form 10-K and notes 1 and 2 to our interim financial statements.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Accounting Estimates–New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates–Critical Accounting Estimates” in Item 7 in our Form 10-K, note 2 to our consolidated financial statements in our Form 10-K and note 1 to our interim financial statements.

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

Non-trading Market Risks

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

Impacts of Applying Mark-to-Market Accounting Treatment to Certain Contracts. For information regarding the application of mark-to-market accounting treatment to certain derivative contracts previously designated as cash flow hedges, including forward contracts for power, natural gas and basis swaps, we have entered into and plan to enter into in the future, including the potential impact of this treatment on the volatility of our earnings due to changes in the underlying commodity prices, see “Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market Risks” in Item 3 of our First Quarter Form 10-Q and below.

Application of Mark-to-Market Treatment for Certain Forward Contracts in the West Region. Effective July 1, 2004, we de-designated our cash flow hedges related to over-the-counter and exchange traded forward contracts for natural gas, power and basis swaps in the West region. These derivative contracts are marked to market through earnings on a go-forward basis. As of October 1, 2004, the balance in accumulated other comprehensive loss related to these contracts is $32 million of deferred gains that will be reclassified into earnings during the period the original forecasted transaction was expected to occur (October 2004 through December 2008). Of the $32 million, $29 million of deferred gains will be reclassified into earnings during the next 12 months. In addition, effective July 1, 2004, we elected marking to market through earnings, rather than electing cash flow hedge treatment, for new contracts entered into by the West region operations which (a) meet the definition of a derivative and (b) do not meet the qualifications to elect the “normal” purchase or sale exception. Due to the de-designation of these forward contracts as hedges in the West region, we could experience significant fluctuations in earnings in periods prior to contract settlement due to changes in the prices of natural gas and power. See the earnings sensitivity discussion below.

The following table sets forth the fair values of the outstanding contracts related to our net non-trading derivative assets and liabilities as of September 30, 2004:

	Fair Value of Contracts at September 30, 2004
Source of Fair Value	Twelve Months Ended September 30, 2005	Remainder of 2005	2006	2007	2008	2009 and thereafter	Total fair value
	(in millions)
Prices actively quoted (1)	$(69)	$(20)	$13	$—	$—	$—	$(76)
Prices provided by other external sources (2)	61	13	(27)	(14)	—	—	33
Prices based on models and other valuation methods (3)	35	(6)	2	(11)	(18)	(40)	(38)

Total	$27	$(13)	$(12)	$(25)	$(18)	$(40)	$(81)

(1)	Represents our NYMEX futures positions in natural gas, crude oil and power. NYMEX has quoted prices for natural gas, crude oil and power for the next 72, 30 and 36 months, respectively.

(2)

Represents our forward positions in fuels (including natural gas, coal and crude oil) and power at points for which over-the-counter market (OTC) broker quotes are available, which on average, extend 36 and 24 months into the future, respectively. Positions are valued against internally developed forward market price curves that are frequently validated and recalibrated against OTC broker quotes. This category includes some transactions whose prices are obtained from external sources and then modeled to hourly, daily or monthly prices, as appropriate. This category also includes our interest rate derivative instruments, which are valued based on information from market participants.

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

We assess the risk of our non-trading derivatives using a sensitivity analysis method. Derivative instruments, which we use as economic hedges, create exposure to commodity prices, which, in turn, offset the commodity exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in the underlying energy prices. An increase of 10% in the market prices of energy commodities from their September 30, 2004 levels would have decreased the fair value of our non-trading energy derivatives by $111 million. Of this amount, $104 million relates to a loss in fair value of our non-trading derivatives that are designated as cash flow hedges and $7 million relates to a loss in earnings of our economic hedges. A decrease of 10% in the market prices of energy commodities from their December 31, 2003 levels would have decreased the fair value of our non-trading energy derivatives by $70 million.

Interest Rate Risk. We have issued long-term debt and have obligations under bank facilities that subject us to the risk of loss associated with movements in market interest rates. In addition, we have entered into interest rate swap and interest rate cap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our variable rate debt instruments. We assess interest rate risks using a sensitivity analysis method. The table below provides information concerning our financial instruments for our continuing operations as of September 30, 2004 and December 31, 2003, which are sensitive to changes in interest rates:

	Aggregate Notional Amount	Fair Market Value/Swap Termination Value	Hypothetical Change in Underlying at End of Period	Financial Impact
	(in millions)
September 30, 2004:
Floating rate debt (1)(2)	$3,332	$3,346	10% increase	$1 million increased monthly interest expense
Fixed rate debt (2)	1,913	2,018	10% decrease	$83 million increase in fair market value
Interest rate swaps (3):
Orion Midwest	300	(35)	10% decrease	$2 million increase in termination cost
Channelview	200	(7)	10% decrease	$1 million increase in termination cost
Interest rate caps	4,500	—	10% decrease	$0 loss in earnings
December 31, 2003:
Floating rate debt (1)(2)	$3,095	$3,035	10% increase	$1 million increased monthly interest expense
Fixed rate debt (2)	1,920	1,991	10% decrease	$91 million increase in fair market value
Interest rate swaps (3):
Orion Midwest	300	(48)	10% decrease	$3 million increase in termination cost
Channelview	200	(13)	10% decrease	$1 million increase in termination cost
Interest rate caps	4,500	4	10% increase	$1 million loss in earnings

(1)	Excludes adjustment to fair value of our interest rate swaps.

(2)	Excludes Liberty’s debt as Liberty is in default. See note 13 to our interim financial statements.

(3)	These derivative instruments qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in our results of operations over the term of the related agreement. As of September 30, 2004 and December 31, 2003, these swaps have negative termination values (i.e., we would have to pay).

Trading Market Risk

The following table sets forth the fair values of the outstanding contracts related to our net trading assets and liabilities as of September 30, 2004:

	Fair Value of Contracts at September 30, 2004
Source of Fair Value	Twelve Months Ended September 30, 2005	Remainder of 2005	2006	2007	2008	2009 and thereafter	Total fair value
	(in millions)
Prices actively quoted	$11	$7	$6	$—	$—	$—	$24
Prices provided by other external sources	(39)	(6)	9	7	—	—	(29)
Prices based on models and other valuation methods	16	—	(8)	2	12	5	27

Total	$(12)	$1	$7	$9	$12	$5	$22

For information regarding “prices actively quoted,” “prices provided by other external sources” and “prices based on models and other valuation methods,” see discussion above related to non-trading derivative assets and liabilities. For the details of our realized and unrealized gains/losses in trading margins, see note 6(b) to our interim financial statements.

Below is an analysis of our net consolidated trading assets and liabilities:

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Fair value of contracts outstanding, beginning of period	$(1)	$199
Net assets transferred to non-trading derivatives due to implementation of EITF No. 02-03	—	(93)
Other net assets transferred to non-trading derivatives	—	(18)
Net assets recorded to cumulative effect under EITF No. 02-03	—	(63)
Contracts realized or settled	18	83
Changes in fair values attributable to changes in valuation techniques and assumptions	—	11
Changes in fair values attributable to market price and other market changes	5	(47)

Fair value of contracts outstanding, end of period	$22	$72

We primarily assess the risk of our trading positions using a value-at-risk method, in order to maintain our total exposure within authorized limits. Value-at-risk is the potential loss in value of trading positions due to adverse market movements over a defined time period within a specified confidence level. We utilize the parametric variance/covariance method with delta/gamma approximation to calculate value-at-risk. Our value-at-risk model utilizes the following assumptions: (a) a confidence level for natural gas and petroleum products of 95% and for power products of 99% and (b) a holding period for natural gas and petroleum products generally of two days and for power products of five to 20 days based on the risk profile of the portfolio.

The following table presents the daily value-at-risk for substantially all of our trading positions for our continuing operations for the indicated periods in 2004 and 2003:

	2004	2003(1)
	(in millions)
As of September 30	$3	$2
Three months ended September 30:
Average	2	3
High	3	6
Low	1	2
Nine months ended September 30:
Average	3	8
High	11	35
Low	1	2

(1)	There was a short-term increase in value-at-risk during February 2003 due to volatility in the natural gas market. As a result, we realized a trading loss related to certain of our natural gas trading positions of approximately $80 million pre-tax during the three months ended March 31, 2003. In March 2003, we discontinued our proprietary trading business. Trading positions taken prior to our decision to exit this business are managed solely for purposes of closing them on acceptable terms.

Credit Risk

Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. Credit risk is inherent in our commercial activities.

The following table includes derivative assets and accounts receivable (excluding residential and small commercial and industrial customers), after taking into consideration netting within each contract and any master netting contracts with counterparties, as of September 30, 2004:

Credit Rating Equivalent	Exposures Before Collateral	Credit Collateral Held (1)	Exposure Net of Collateral	Number of Counterparties > 10%	Net Exposure of Counterparties >10%
	(in millions)
Investment grade	$187	$—	$187	—	$—
Non-investment grade	123	—	123	—	—
No external ratings (2):
Internally rated – Investment grade	224	—	224	1	87
Internally rated – Non-investment grade	298	—	298	1	143

Total	$832	$—	$832	2	$230

(1)	Collateral consists of cash and standby letters of credit.
(2)	For unrated counterparties, we perform credit analyses, considering (a) contractual rights and restrictions, (b) status of financial condition determined through review of financial statements, (c) credit support, such as parent company guarantees, and (d) other factors, to create an internal credit rating.

As of September 30, 2004 and December 31, 2003, one non-investment grade counterparty represented 17% and 18%, respectively, of our total credit exposure, net of collateral. The dollar amounts of our credit exposure to this one counterparty were $143 million and $113 million as of September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, one investment grade counterparty represented 10% of our total credit exposure, net of collateral. The dollar amount of our credit exposure to this one counterparty was $87 million as of September 30, 2004. There were no other counterparties representing greater than 10% of our total credit exposure, net of collateral as of September 30, 2004 or December 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on such evaluation, such officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

Changes in Internal Controls

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information in response to this Item, see (a) note 15 to our consolidated financial statements in our Form 10-K, (b) notes 11 and 12 to our interim financial statements in our First Quarter Form 10-Q, (c) notes 12 and 13 to our interim financial statements in our Second Quarter Form 10-Q and (d) notes 12 and 13 to our interim financial statements in this Form 10-Q.

ITEM 5.	OTHER INFORMATION

Pursuant to Item 5(b), we hereby furnish the following information.

On September 16, 2004, the Board of Directors of Reliant Energy unanimously adopted an amendment and restatement of Reliant Energy’s bylaws. This amendment and restatement, among other things, changed certain of the procedures by which security holders may recommend nominees to the Board of Directors as outlined in our proxy statement for the annual meeting of stockholders conducted on June 2, 2003. A summary of the revised procedures is set forth below:

Nominations for the election of directors may be made at any annual meeting of stockholders, or any special meeting of stockholders called for the purpose of electing directors, by (a) the Board of Directors (or any duly authorized committee thereof) or (b) any stockholder entitled to vote on the election of directors who is a stockholder of record on the date specified in Article III, Section IV of the revised bylaws and who complies with the notice provisions of Article III, Section IV of such bylaws.

A stockholder who wishes to recommend a prospective nominee for the Board of Directors should send written notice, setting forth the name and address of the person to be nominated, to the principal executive offices of Reliant Energy located at 1000 Main Street, 12th Floor, Houston, Texas 77002. To be considered timely in connection with annual meetings of stockholders, such notice must be delivered to or mailed and received not less than 90 days and not more than 120 days prior to the anniversary date on which the immediately preceding year’s annual meeting was held; provided, however, that if the annual meeting is called for on a date that is not within 30 days before or after such anniversary date, such notice must be received not later than the close of business on the tenth day following the day on which notice of the date of the annual meeting was mailed or public disclosure of such date, whichever first occurs. The written evidence required by Article III, Section IV must accompany the notice.

The revised bylaws also require that the stockholder appear in person or by proxy to make the nomination and provide information required in a proxy statement prepared in accordance with Regulation 14A under the Securities Exchange Act of 1934.

For additional information on the amendment and restatement of our bylaws, see our Current Report on Form 8-K filed on September 21, 2004.

ITEM 6.	EXHIBITS

Exhibits.

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT ENERGY, INC. (Registrant)

November 3, 2004	By:	/s/ Thomas C. Livengood
Thomas C. Livengood Vice President and Controller (Duly Authorized Officer and Chief Accounting Officer)

INDEX OF EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Restated Certificate of Incorporation	Reliant Energy, Inc.’s Registration Statement on Form S-1, dated October 16, 2000	333-48038	3.1

3.2	Second Amended and Restated Bylaws	Reliant Energy, Inc.’s Current Report on Form 8-K filed on September 21, 2004	1-16455	99.1

3.3	Certificate of Ownership and Merger merging a wholly-owned subsidiary into registrant pursuant to Section 253 of the General Corporation Law of the state of Delaware and as became effective as of April 26, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K dated April 26, 2004	1-16455	3.1

4.1	Registrant has omitted instruments with respect to long-term debt in an amount that does not exceed 10 percent of the registrant’s total assets and its subsidiaries on a consolidated basis and hereby undertakes to furnish a copy of any such agreement to the Securities and Exchange Commission upon request

+12.1	Reliant Energy, Inc. and Subsidiaries Ratio of Earnings from Continuing Operations to Fixed Charges

+31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Chairman and Chief Executive Officer of Reliant Energy, Inc. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

+32.2	Certification of Executive Vice President and Chief Financial Officer of Reliant Energy, Inc. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

+99.1	Reliant Energy, Inc.’s note 15 to its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2003

+99.2	Reliant Energy, Inc.’s notes 11 and 12 to its consolidated unaudited interim financial statements in its Quarterly Report on Form 10-Q for the period ended March 31, 2004

+99.3	Reliant Energy, Inc.’s notes 12 and 13 to its consolidated unaudited interim financial statements in its Quarterly Report on Form 10-Q for the period ended June 30, 2004

+99.4	Certain sections of Reliant Energy, Inc.’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments and Other Information” and “Quantitative and Qualitative Disclosures About Non-trading and Trading Activities and Related Market Risks” in its Quarterly Report on Form 10-Q for the period ended March 31, 2004