Form 10-K
period 2004-12-31
RELIANT ENERGY INC
filed 2005-03-15
CIK 1126294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-16455

Reliant Energy, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0655566
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Main Street Houston, Texas 77002	(713) 497-3000
(Address and Zip Code of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share, and associated rights to purchase Series A Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,540,701,463 (computed by reference to the closing sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 1, 2005, the registrant had 300,356,819 shares of common stock outstanding and no shares of common stock were held by the registrant as treasury stock.

DOCUMENTS INCORPORATED

BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2004, are incorporated by reference into Part III of this Form 10-K.

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

When we make statements containing projections, estimates or assumptions about our revenues, income and other financial items, our plans for the future, future economic performance, transactions and dispositions and financings related thereto, we are making “forward-looking statements.” Forward-looking statements relate to future events and anticipated revenues, earnings, business strategies, competitive position or other aspects of our operations or operating results. In many cases you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking.

Although we believe that the expectations and the underlying assumptions reflected in our forward-looking statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are not guarantees of future performance or events. Such statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. Among other things, the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Item 7 of this report could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

The following terms are used in this Annual Report on Form 10-K (this Form 10-K):

Bcf	One billion cubic feet of natural gas.

CAIR	Clean Air Interstate Rule.

Cal ISO	California Independent System Operator.

Cal PX	California Power Exchange.

capacity factor	The ratio of the actual net electricity generated to the energy that could have been generated at continuous full-power operation during the year.

CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002 and Reliant Energy, Incorporated and its subsidiaries, prior to August 31, 2002.

CERCLA	Comprehensive Environmental Response Corporation and Liability Act of 1980.

Channelview	Reliant Energy Channelview, L.P., one of our subsidiaries.

CO2	Carbon dioxide.

contribution margin	Total revenues less (a) fuel and cost of gas sold, (b) purchased power, (c) operation and maintenance, (d) selling and marketing and (e) bad debt expense.

Distribution	The distribution of approximately 83% of our common stock owned by CenterPoint to its stockholders on September 30, 2002.

EBITDA	Earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization expense.

EBITDAR	Earnings (loss) before interest expense, interest income, income taxes, depreciation, amortization and certain lease expenses, all as adjusted.

EITF	Emerging Issues Task Force.

EITF No. 02-03	EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”

EITF No. 03-11	EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not “Held for Trading Purposes” as Defined in EITF Issue No. 02-03.”

EPA	United States Environmental Protection Agency.

ERCOT	Electric Reliability Council of Texas.

ERCOT ISO	ERCOT Independent System Operator.

ERCOT Region	The electric market operated by ERCOT.

FASB	Financial Accounting Standards Board.

FERC	Federal Energy Regulatory Commission.

GWh	Gigawatt hour.

hydropower plants	71 operating hydropower plants and a fossil-fueled, combined-cycle generation plant with a total aggregate net generating capacity of 770 MW.

ISO	Independent system operator.

KWh	Kilowatt hour.

Liberty	Liberty Electric and Liberty Power.

Liberty Electric	Liberty Electric PA, LLC.

Liberty generating station	The combined cycle, natural gas-fired power generation facility, which was transferred to its lenders in December 2004.

Liberty Power	Liberty Electric Power, LLC.

MAIN Market	The wholesale electric market operated by Mid-America Interconnected Network.

MISO	Midwest Independent Transmission System Operator.

MISO Market	The wholesale electric market operated by MISO, primarily in all parts of Iowa, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota and South Dakota.

MMbtu	One million British thermal units.

GLOSSARY OF TERMS

(continued)

MW	Megawatt.

MWh	Megawatt hour.

net generating capacity	The average of the facilities’ summer and winter generating capacities, net of auxiliary power.

NOx	Nitrogen oxides.

NYISO	New York Independent System Operator.

NYMEX	New York Mercantile Exchange.

Orion MidWest	Orion Power MidWest, L.P., one of our subsidiaries.

Orion Power	Orion Power Holdings and its subsidiaries.

Orion Power Holdings	Orion Power Holdings, Inc., one of our subsidiaries.

PEDFA	Pennsylvania Economic Development Financing Authority.

PJM	PJM Interconnection, LLC.

PJM Market	The wholesale and retail electric market operated by PJM primarily in all or parts of Delaware, the District of Columbia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia.

PUCT	Public Utility Commission of Texas.

Reliant Energy	Reliant Resources, Inc. before April 26, 2004 and Reliant Energy, Inc. on or after April 26, 2004.

REMA	Reliant Energy Mid-Atlantic Power Holdings, LLC, one of our subsidiaries, and its subsidiaries.

RTO	Regional transmission organization.

SEC	Securities and Exchange Commission.

SFAS	Statement of Financial Accounting Standards.

SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

SFAS No. 142	SFAS No. 142, “Goodwill and Other Intangible Assets.”

SO2	Sulfur dioxide.

Texas Genco	Texas Genco Holdings, Inc. and its subsidiaries.

Texas Genco Holdings, Inc.	Formerly a majority-owned subsidiary of CenterPoint.

PART I

Item 1.	Business.

General

“Reliant Energy” refers to Reliant Energy, Inc. and “we,” “us” and “our” refer to Reliant Energy, Inc. and its consolidated subsidiaries, unless we specify or the context indicates otherwise.

We provide electricity and energy services to retail and wholesale customers in the United States. We provide energy products and services to approximately 1.9 million retail electricity customers in Texas ranging from residential and small business customers to large commercial, industrial and governmental/institutional customers. We also serve commercial, industrial and governmental/institutional retail customers in the PJM Market. As of December 31, 2004, we had approximately 19,000 MW of power generation capacity in operation or under contract.

Our business operations consist primarily of two business segments:

•	Retail energy — provides electricity and related services to retail customers primarily in Texas and acquires and manages the electric energy, capacity and ancillary services associated with supplying these retail customers; and

•	Wholesale energy — provides electric energy, capacity and ancillary services in the competitive segments of the United States’ wholesale energy markets.

For additional information, including information regarding our corporate history, business segments and acquisition and disposition activities, see notes 1, 4, 18, 19, 20, 21 and 22 to our consolidated financial statements and “Selected Financial Data” in Item 6 of this Form 10-K.

Retail Energy

Our retail energy segment provides electricity products and related services to end-use customers ranging from residential and small business customers to large commercial, industrial and governmental/institutional customers. The operations of our retail energy segment are primarily located in Texas, which market represented approximately 95% of our GWh retail sales in 2004. In 2003, we began providing retail energy products and services to commercial, industrial and governmental/institutional customers in New Jersey and Maryland. In 2004, we began marketing retail energy to this same segment of customers in other areas of the PJM Market, including the District of Columbia and Pennsylvania. We are currently evaluating entry into additional markets in the United States.

Our retail energy companies purchase electricity in the wholesale power market and arrange for its transmission and distribution to end-use retail customers. In Texas, we purchase our electricity from power generation companies, electric utilities, generation auctions, power marketers and other retail energy companies. In markets outside of Texas, we purchase electricity from our affiliated wholesale energy companies. As part of our business, we are responsible for billing customers and collecting payment. In certain markets, we are required to provide our customers with 24-hour access to customer service centers and comply with various consumer protection rules. As of December 31, 2004, we employed in our retail energy segment approximately 1,000 full-time personnel engaged in marketing, customer service and billing functions.

Residential and Small Business Customers – Services Business

Our residential and small business customer business is primarily concentrated in Texas, where, as of December 31, 2004, we had approximately 1.65 million residential and approximately 193,000 small business customers, making us the second largest retail electric provider in that state. The majority of our customers are in the Houston area, but we also have a growing customer base in other Texas markets, including Dallas and Corpus Christi. For information regarding pricing regulations in the Texas market, see “— Regulation” below.

Commercial, Industrial and Governmental/Institutional Customers – Solutions Business

In Texas and the PJM Market, we market electricity and energy services to large commercial, industrial and governmental/institutional customers, which include refineries, chemical plants, manufacturing facilities, hospitals, universities, governmental agencies, restaurants and other facilities. Based on metered locations, we had as of December 31, 2004, approximately 41,000 large commercial, industrial and governmental/institutional customers.

As of December 31, 2004, we had related energy supply contracts for such customers of 6,000 MW of electricity in Texas and 1,000 MW of electricity in the PJM Market. The initial terms of our contracts range from one to 51 months, with the average term being 21 months. We also provide customized energy solutions, including energy information services and products, in this market. For information regarding revenues from end-use retail customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Operations Data

The following tables set forth information regarding our retail electricity sales and the number and distribution of our retail energy customers in various markets:

	Year Ended December 31,
	2004	2003	2002
	(GWh)
Electricity Sales to End-Use Retail Customers:
Texas:
Residential:
Price-to-beat	19,315	20,738	20,352
Non price-to-beat	4,516	2,070	580

Total residential	23,831	22,808	20,932
Small business:
Price-to-beat	7,166	10,845	12,359
Non price-to-beat	1,924	1,053	349

Total small business	9,090	11,898	12,708
Large commercial, industrial and governmental/institutional(1)	31,278	28,788	26,433

Total Texas	64,199	63,494	60,073

Outside of Texas:
Commercial, industrial and governmental/institutional	3,635	785	—

Total Outside of Texas	3,635	785	—

Total	67,834	64,279	60,073

(1)	These amounts include volumes of customers of the Government Land Office for whom we provide services.

	December 31,
	2004	2003
	(in thousands, metered locations)
Retail Customers:
Texas:
Residential:
Price-to-beat	1,313	1,395
Non price-to-beat	334	222

Total residential	1,647	1,617
Small business:
Price-to-beat	163	183
Non price-to-beat	30	22

Total small business	193	205
Large commercial, industrial and governmental/institutional(1)	40	38

Total Texas	1,880	1,860

Outside of Texas:
Commercial, industrial and governmental/institutional(2)	1	—

Total Outside of Texas	1	—

Total	1,881	1,860

(1)	These amounts include volumes of customers of the Government Land Office for whom we provide services.

(2)	As of December 31, 2004 and 2003, our retail customer count for commercial, industrial and governmental/institutional customers outside of Texas was 1,354 and 195, respectively.

	Year Ended December 31,
	2004	2003	2002
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Texas:
Residential:
Price-to-beat	1,360	1,408	1,384
Non price-to-beat	271	117	25

Total residential	1,631	1,525	1,409
Small business:
Price-to-beat	174	194	211
Non price-to-beat	26	17	2

Total small business	200	211	213
Large commercial, industrial and governmental/institutional(1)	40	33	17

Total Texas	1,871	1,769	1,639

Outside of Texas:
Commercial, industrial and governmental/institutional(2)	1	—	—

Total Outside of Texas	1	—	—

Total	1,872	1,769	1,639

(1)	These amounts include volumes of customers of the Government Land Office for whom we provide services.

(2)	For 2004 and 2003, our weighted average retail customer count for the periods for which we sold electricity to commercial, industrial and governmental/institutional customers outside of Texas was 787 and 165, respectively.

Wholesale Energy

We have a portfolio of electric power generation facilities. We market electric energy, capacity and ancillary services. Because our facilities are not subject to traditional cost-based regulation, we can generally sell electricity at market-determined prices. We procure natural gas, coal, fuel oil, natural gas transportation and storage capacity and other energy-related commodities to supply and manage our physical assets.

As of December 31, 2004, we owned, had an interest in or leased 50 operating electric power generation facilities with an aggregate net generating capacity of 18,737 MW in six regions of the United States. The net generating capacity of these facilities consists of approximately 34% base-load, 35% intermediate and 31% peaking capacity.

We seek to optimize our physical asset positions consisting of our power generation asset portfolio, pipeline transportation capacity positions, pipeline storage positions and fuel positions. We perform these functions through procurement, marketing and hedging activities for power, fuels and other energy related commodities.

Operations Data

The following table sets forth information regarding our wholesale power generation, purchase and sales volumes:

	Year Ended December 31,
	2004	2003	2002
	(GWh)
Power Generation:(1)
Wholesale net power generation volumes	41,066	42,012	38,953
Wholesale power purchase volumes	35,969	70,601	87,757

Wholesale power sales volumes(2)	77,035	112,613	126,710

(1)	These amounts exclude volumes associated with our discontinued operations. See notes 19, 20, 21 and 22 to our consolidated financial statements.

(2)	These amounts include physically delivered volumes, physical transactions that are settled prior to delivery and hedge activity related to our power generation portfolio.

The following table describes our operating electric power generation facilities and net generating capacity by region (excluding generation facilities that we retired from service) as of December 31, 2004:

Region	Number of Generation Facilities	Net Generating Capacity (MW)	Fuel Types Present	Dispatch Types
Mid-Atlantic
Operating(1)	20	4,979	Coal/Hydro/Gas/Oil/Dual	Base-load/Intermediate/
				Peaking
Mothballed	1	68	Dual	Peaking

Combined	21	5,047
New York
Operating	3	2,210	Gas/Dual	Intermediate/Peaking
Mid-Continent
Operating	9	4,473	Coal/Gas/Oil	Base-load/Intermediate/
				Peaking
Southeast
Operating(2)(3)	5	2,210	Gas/Dual	Base-load/Intermediate/
				Peaking
Mothballed	1	800	Gas	Intermediate

Combined	6	3,010
West
Operating(4)	6	4,034	Gas/Dual	Base-load/Intermediate/
				Peaking
Mothballed	1	184	Gas	Peaking

Combined	7	4,218
ERCOT
Operating	7	831	Gas/Renewable	Base-load
Total
Operating	50	18,737
Mothballed	3	1,052

Combined	53	19,789

(1)	We lease a 100%, 16.67% and 16.45% interest in three Pennsylvania facilities having 614 MW, 1,704 MW and 1,714 MW of net generating capacity, respectively, through facility lease agreements expiring in 2026, 2034 and 2034, respectively. The table includes our share of the capacity of these facilities.

(2)	We own a 50% interest in one of these facilities having a net generating capacity of 108 MW. An unaffiliated party owns the other 50%. The table includes our proportionate share of the capacity of this facility.

(3)	We are party to tolling agreements entitling us to 100% of the capacity of two Florida facilities having 630 MW and 474 MW of net generating capacity, respectively. These tolling agreements expire in 2012 and 2007, respectively, and are treated as operating leases for accounting purposes.

(4)	We own a 50% interest in one Nevada facility having a net generating capacity of 470 MW. An unaffiliated party owns the other 50%. The table includes our proportionate share of the capacity of this facility.

The following table sets forth information regarding our generation output for our continuing operations by dispatch type and fuel type, including capacity factor, during 2004 and 2003:

	2004	%	Capacity Factor	2003	%	Capacity Factor
Dispatch Type (GWh):(1)
Base-load	30,985	75	55%	31,241	74	60%
Intermediate	8,515	21	13%	8,815	21	13%
Peaking	1,566	4	3%	1,956	5	4%

Total	41,066	100%	24%	42,012	100%	24%

Sources of Electric Energy (GWh):(1)
Coal	21,230	52	52%	23,485	56	55%
Natural gas	13,510	33	17%	11,856	28	15%
Oil	87	—	1%	51	—	1%
Dual	5,980	15	13%	6,370	15	14%
Hydro	109	—	26%	135	1	33%
Renewables	150	—	66%	115	—	50%

Total	41,066	100%	24%	42,012	100%	24%

(1)	Excludes operations classified as discontinued operations. See notes 19, 20, 21 and 22 to our consolidated financial statements.

Mid-Atlantic Region

As of December 31, 2004, we owned, had an interest in or leased 20 operating electric power generation facilities with an aggregate net generating capacity of 4,979 MW located in Pennsylvania, New Jersey and Maryland. The net generating capacity of these facilities consists of approximately 48% base-load, 29% intermediate and 23% peaking capacity.

The following table describes the electric power generation facilities we owned or leased in the Mid-Atlantic region as of December 31, 2004:

Generation Facilities(1)	Location	Net Generating Capacity (MW)	Fuel Types Present	Dispatch Types
Operating
Blossburg	Pennsylvania	23	Gas	Peaking
Conemaugh(2)	Pennsylvania	282	Coal/Oil	Base-load/Peaking
Deep Creek	Maryland	19	Hydro	Base-load
Gilbert	New Jersey	615	Dual	Intermediate/Peaking
Glen Gardner	Pennsylvania	184	Dual	Peaking
Hamilton	Pennsylvania	23	Oil	Peaking
Hunterstown	Pennsylvania	866	Gas/Dual	Intermediate/Peaking
Keystone(2)	Pennsylvania	284	Coal/Oil	Base-load/Peaking
Mountain	Pennsylvania	47	Dual	Peaking
Orrtanna	Pennsylvania	23	Oil	Peaking
Piney	Pennsylvania	28	Hydro	Base-load
Portland	Pennsylvania	584	Coal/Gas/Oil	Base-load/ Intermediate/Peaking
Sayreville	New Jersey	264	Dual	Intermediate/Peaking
Seward(3)	Pennsylvania	520	Coal	Base-load
Shawnee	Pennsylvania	23	Oil	Peaking
Shawville(2)	Pennsylvania	614	Coal/Oil	Base-load/Peaking
Titus	Pennsylvania	281	Coal/Dual	Base-load/Peaking
Tolna Station	Pennsylvania	47	Oil	Peaking
Werner	New Jersey	252	Oil	Peaking

Total Operating		4,979

(1)	Unless otherwise indicated, we own a 100% interest in each facility listed.

(2)	We lease a 100% interest in the Shawville Station, a 16.67% interest in the Keystone Station and a 16.45% interest in the Conemaugh Station under facility interest lease agreements expiring in 2026, 2034 and 2034, respectively. The table includes our share of the capacity of these facilities.

(3)	The Seward facility, which commenced operation in October 2004, has experienced various technical problems in its fuel processing and conveyance systems as well as certain other related problems. As of March 1, 2005, the Seward plant was able to make available approximately 75 percent of its rated capacity. With further modifications, we anticipate that it will reach full capacity prior to the summer of 2005.

The following table sets forth information regarding our generation output for our continuing operations in the Mid-Atlantic region by dispatch type and fuel type, including capacity factor, during 2004 and 2003:

	2004	%	Capacity Factor	2003	%	Capacity Factor
Dispatch Type (GWh):(1)
Base-load	11,056	96	53%	11,466	95	52%
Intermediate	392	3	3%	460	4	3%
Peaking	135	1	1%	110	1	1%

Total	11,583	100%	25%	12,036	100%	25%

Sources of Electric Energy (GWh):(1)
Coal	10,948	95	53%	11,386	95	51%
Natural gas	322	3	3%	192	1	2%
Oil	53	—	2%	16	—	1%
Dual	151	1	1%	307	3	3%
Hydro	109	1	26%	135	1	33%

Total	11,583	100%	25%	12,036	100%	25%

(1)	Excludes volumes related to our Liberty generating station, which was transferred to its lenders in December 2004 and is classified as discontinued operations. See note 22 to our consolidated financial statements.

New York Region

As of December 31, 2004, we owned three operating electric power generation facilities with an aggregate net generating capacity of 2,210 MW located in New York. These assets are primarily intermediate and peaking facilities located in New York City. The net generating capacity of these facilities consists of approximately 50% intermediate and 50% peaking capacity.

The following table describes the electric power generation facilities we owned in the New York region as of December 31, 2004:

Generation Facilities	Location	Net Generating Capacity (MW)	Fuel Types Present	Dispatch Types
Operating
Astoria	New York City	1,283	Gas/Dual	Intermediate/ Peaking
Gowanus	New York City	610	Dual/Oil	Peaking
Narrows	New York City	317	Dual	Peaking

Total Operating		2,210

The following table sets forth information regarding our generation output for our continuing operations in the New York region by dispatch type and fuel type, including capacity factor, during 2004 and 2003:

	2004	%	Capacity Factor	2003	%	Capacity Factor
Dispatch Type (GWh):(1)
Intermediate	3,590	89	37%	3,170	91	33%
Peaking	426	11	4%	311	9	3%

Total	4,016	100%	21%	3,481	100%	18%

Sources of Electric Energy (GWh):(1)
Natural gas	41	1	3%	56	2	4%
Dual	3,946	98	26%	3,394	97	22%
Oil	29	1	1%	31	1	1%
Total	4,016	100%	21%	3,481	100%	18%

(1)	Excludes volumes related to our hydropower plant operations, which were sold in September 2004 and are classified as discontinued operations. See note 21 to our consolidated financial statements.

Mid-Continent Region

As of December 31, 2004, we owned nine operating electric power generation facilities with an aggregate net generating capacity of 4,473 MW located in Illinois, Ohio, Western Pennsylvania and West Virginia. The net generating capacity of these facilities consists of approximately 52% base-load, 6% intermediate and 42% peaking capacity.

The following table describes the electric power generation facilities we owned in the Mid-Continent region as of December 31, 2004:

Generation Facilities	Location	Net Generating Capacity (MW)	Fuel Types Present	Dispatch Types
Operating
Aurora	Illinois	912	Gas	Peaking
Avon Lake	Ohio	721	Coal/Oil	Base-load/Peaking
Brunot Island	Western Pennsylvania	347	Gas/Oil	Intermediate/Peaking
Ceredo	West Virginia	475	Gas	Peaking
Cheswick	Western Pennsylvania	583	Coal	Base-load
Elrama	Western Pennsylvania	487	Coal	Base-load
New Castle	Western Pennsylvania	331	Coal/Gas	Base-load/Peaking
Niles	Ohio	246	Coal/Gas	Base-load/Peaking
Shelby County	Illinois	371	Gas	Peaking

Total Operating		4,473

The following table sets forth information regarding our generation output for our continuing operations in the Mid-Continent region by dispatch type and fuel type, including capacity factor, during 2004 and 2003:

	2004	%	Capacity Factor	2003	%	Capacity Factor
Dispatch Type (GWh):
Base-load	10,282	99	51%	12,099	99	60%
Intermediate	3	—	—	4	—	—
Peaking	69	1	—	111	1	1%

Total	10,354	100%	26%	12,214	100%	31%

Sources of Electric Energy (GWh):
Coal	10,282	99	51%	12,099	99	60%
Natural gas	67	1	—	111	1	1%
Oil	5	—	1%	4	—	1%

Total	10,354	100%	26%	12,214	100%	31%

Southeast Region

As of December 31, 2004, we owned, or had an interest in, five operating electric power generation facilities with an aggregate net generating capacity of 2,210 MW located in Florida and Texas. Our interest in two of these facilities (1,104 MW) is in the form of a long-term tolling agreement, as described in more detail below. The net generating capacity of these facilities consists of approximately 2% base-load, 27% intermediate and 71% peaking capacity.

The following table describes the electric power generation facilities we owned or in which we had an interest in the Southeast region as of December 31, 2004:

Generation Facilities	Location	Net Generating Capacity (MW)	Fuel Types Present	Dispatch Types
Operating
Sabine(1)	Texas (non-ERCOT)	54	Gas	Base-load
Indian River	Florida	587	Dual	Intermediate
Osceola	Florida	465	Dual	Peaking
Tolled facilities(2)	Florida	1,104	Dual	Peaking

Total Operating		2,210

(1)	We own a 50% interest in this facility, which has a net generating capacity of 108 MW. An unaffiliated party owns the other 50%. The table includes our proportionate share of the capacity of this facility.

(2)	We are party to tolling agreements entitling us to 100% of the capacity of two Florida facilities having 474 MW and 630 MW of net generating capacity, respectively. These tolling agreements have terms expiring in 2007 and 2012, respectively, and are treated as operating leases for accounting purposes.

The following table sets forth information regarding our generation output for our continuing operations in the Southeast region by dispatch type and fuel type, including capacity factor, during 2004 and 2003:

	2004	%	Capacity Factor	2003	%	Capacity Factor
Dispatch Type (GWh):
Base-load	339	15	71%	333	11	70%
Intermediate	924	42	8%	1,246	42	10%
Peaking	936	43	7%	1,407	47	10%

Total	2,199	100%	8%	2,986	100%	15%

Sources of Electric Energy (GWh):
Natural gas	334	15	4%	359	12	5%
Dual	1,865	85	10%	2,627	88	14%

Total	2,199	100%	8%	2,986	100%	15%

West Region

As of December 31, 2004, we owned, or had an interest in, six operating electric power generation facilities with an aggregate net generating capacity of 4,034 MW located in California and Nevada. The net generating capacity of these facilities consists of approximately 20% base-load and 80% intermediate capacity.

The following table describes the electric power generation facilities we owned in the West region as of December 31, 2004:

Generation Facilities	Location	Net Generating Capacity (MW)	Fuel Types Present	Dispatch Types
Operating
Bighorn	Nevada	591	Gas	Base-load
Coolwater	California	622	Gas/Dual	Intermediate
El Dorado(1)	Nevada	235	Gas	Base-load
Etiwanda	California	640	Gas	Intermediate
Ormond Beach	California	1,516	Gas	Intermediate
Mandalay	California	430	Gas	Intermediate

Total Operating		4,034

(1)	We own a 50% interest in this facility, which has a net generating capacity of 470 MW. An unaffiliated party owns the other 50%. The table includes our proportionate share of the capacity of this facility.

The following table sets forth information regarding our generation output for our continuing operations in the West region by dispatch type and fuel type, including capacity factor, during 2004 and 2003:

	2004	%	Capacity Factor	2003(1)	%(1)	Capacity Factor(1)
Dispatch Type (GWh):
Base-load	3,839	52	53%	1,680	30	81%
Intermediate	3,606	48	13%	3,935	70	13%
Peaking	—	—	—	17	—	1%

Total	7,445	100%	21%	5,632	100%	16%

Sources of Electric Energy (GWh):
Natural gas	7,427	100%	22%	5,590	99	16%
Dual	18	—	1%	42	1	3%

Total	7,445	100%	21%	5,632	100%	16%

(1)	Excludes volumes related to our Desert Basin plant, which was sold in October 2003 and is classified as discontinued operations. See note 20 to our consolidated financial statements.

ERCOT Region

As of December 31, 2004, we owned seven operating power generation facilities with an aggregate net generating capacity of 831 MW located in Texas. The net generating capacity of these facilities is entirely base-load.

The following table describes the electric power generation facilities we owned in the ERCOT Region as of December 31, 2004:

Generation Facilities	Location	Net Generating Capacity (MW)	Fuel Types Present	Dispatch Types
Operating
Channelview	Texas	805	Gas	Base-load
Landfill gas(1)	Texas	26	Renewable	Base-load

Total Operating		831

(1)	Landfill gas represents six small facilities located in the Houston area that collect gas emitted from landfills and convert it into electricity.

The following table sets forth information regarding our generation output for our continuing operations in the ERCOT Region by dispatch type and fuel type, including capacity factor, during 2004 and 2003:

	2004	%	Capacity Factor	2003	%	Capacity Factor
Dispatch Type (GWh):
Base-load	5,469	100	75%	5,663	100	78%

Total	5,469	100%	75%	5,663	100%	78%

Sources of Electric Energy (GWh):
Natural gas	5,319	97	75%	5,548	98	78%
Renewables	150	3	66%	115	2	50%

Total	5,469	100%	75%	5,663	100%	78%

Commercial Operations

To manage the risk of our assets, we seek to sell energy and purchase fuel on a forward basis through fixed price or tolling contracts.

Energy. We sell electric energy, generation capacity and ancillary service products to a variety of power customers, including investor-owned utilities, municipalities, cooperatives and other companies that serve end users. We sell these products in hour-ahead, day-ahead, forward bilateral and ISO markets.

The following table identifies the principal markets associated with each of our regional generation assets:

Region	Principal Markets
Mid-Atlantic	PJM Market and adjacent power markets (MISO Market and NYISO Market)
New York	New York City
Mid-Continent	PJM Market, MISO Market and MAIN Market
Southeast	Florida, Mississippi and Texas (non-ERCOT)
West	California and Nevada
ERCOT	ERCOT Region

Fuel. To ensure an adequate supply of fuel, we purchase natural gas, coal and fuel oil for our generation plants from a variety of suppliers under daily, monthly and longer-term contracts. We maintain a roughly “one-for-one” balance between the amount of required fuel for each MW of power sold off our gas generation assets. We have similar “one-for-one” hedging policies for the hedging of certain pipeline and storage positions. These contracts generally include either index or fixed price provisions. In connection with the operation of our natural gas-fired plants, we also arrange for, schedule and balance natural gas from our suppliers and through transporting pipelines. To perform these functions, and satisfy our electric generation needs, we contract for a variety of transportation arrangements under short-term, long-term, firm and interruptible agreements with pipelines and storage facilities. In spite of our efforts, any given facility may experience supply constraints from time to time.

Other Operations

Our other operations business segment includes primarily unallocated corporate costs and our minor equity and other investments. As of December 31, 2004, the net book value of these investments was $28 million. Our activities with respect to these investments are limited to managing and, in some cases, liquidating our existing portfolio. For additional information regarding this segment, see note 18 to our consolidated financial statements.

Regulation

Public Utility Commission of Texas

We are certified to provide retail electric service to residential, small business and large commercial, industrial and governmental/institutional customers in Texas.

Outside the Houston area, we are permitted to sell electricity at unregulated prices to our Texas customers. In the Houston area, we may sell electricity without pricing restrictions; however, we must continue to make available to residential and small business customers electricity at a specified price, or the “price-to-beat,” approved by the

PUCT. These restrictions are scheduled to expire on January 1, 2007. Prior to March 2004, we could only sell electricity to small business customers at the “price-to-beat” and prior to January 2005, we could only sell electricity to residential customers at the “price-to-beat.” As of December 31, 2004, the average “price-to-beat” was 12.19 cents per KWh for residential customers using 1,000 KWh per month and 9.65 cents per KWh for small business customers using 15,000 KWh per month.

The “price-to-beat” includes (a) a base-rate component established under the Texas electric restructuring law and (b) a component, commonly referred to as the fuel factor, that can be adjusted to reflect changes in the market price of fuel and purchased power costs. Under current PUCT rules, we can apply for an adjustment to the fuel factor component not more than twice a year if we can demonstrate there have been significant changes in the market price of natural gas or purchased energy to serve retail customers.

The following table sets forth adjustments approved by the PUCT to our “price-to-beat” fuel factor during 2002, 2003 and 2004:

Date Requested	Date Granted	Natural Gas Price in Fuel Factor Before Request (per MMbtu)	Natural Gas Price in Fuel Factor After Request (per MMbtu)
May 2002	August 2002	$3.110	$3.729
November 2002	December 2002	$3.729	$4.017
January 2003	March 2003	$4.017	$4.956
June 2003	July 2003	$4.956	$6.100
November 2004	December 2004	$6.100	$7.499

In February 2005, we reached an agreement with certain consumer groups and the staff of the PUCT to address future adjustments to our “price-to-beat” in connection with CenterPoint’s resolution of its stranded-cost recovery issues, as described below. The agreement, which is subject to the approval of the PUCT, provides for two downward adjustments to our fuel factor in 2005 if, during specified periods in that year, natural gas prices decrease from the gas price in the current or specified future fuel factors. Pending the PUCT’s review and approval of the agreement, the current “price-to-beat” will remain in effect. We expect that the PUCT will issue a decision approving the agreement in March or April of 2005.

If the agreement is approved, we would expect that the first fuel factor adjustment would occur on April 29, 2005. If at that time the average of 12-month forward natural gas prices between March 1 and March 29 is lower than the average upon which our current fuel factor was calculated, the PUCT will adjust our fuel factor downward. The adjusted fuel factor would then remain in effect until August 11, 2005, on which date we have committed to file a request to reduce our fuel factor if the average of 12-month forward natural gas prices as of August 9, 2005, has decreased by five percent or more from the average used in calculating the most recently established fuel factor. Between August 11 and October 31, 2005, we have agreed not to request an increase in our fuel factor unless the 12-month average of forward natural gas prices increases by 10 percent or more from the price used in establishing the prior fuel factor. In the absence of the agreement, we would have been entitled to request a fuel-factor increase if the 12-month average had increased by five percent or more.

The agreement also provides for the termination of certain credits provided to CenterPoint’s transmission and distribution charges (excess mitigation credits) and concurrent dollar for dollar adjustments in our “price-to-beat” to reflect these and other stranded cost-related charges in the price we pay to CenterPoint. If the agreement were not approved, we would be entitled to request an adjustment to our “price-to-beat” to take into account these extra costs as they occur, subject to PUCT approval. However, pending the PUCT’s approval of our request, we would not be permitted to pass on to customers any additional CenterPoint charges. In addition, any adjustment approved by the PUCT would not have retroactive effect. If the agreement were not approved, we would no longer be subject to the commitment to make two potential downward adjustments in our fuel factor. However, we would anticipate that the PUCT would make a downward adjustment to our fuel factor if, at the time it adjusts the “price-to-beat” to reflect changes in the charges we pay to CenterPoint, the average of the 12-month forward natural gas prices is lower than the average upon which our current fuel factor was calculated.

ERCOT ISO

We are a member of ERCOT. Members of ERCOT include retail customers, both investor and municipal owned electric utilities, rural electric cooperatives, river authorities, independent generators, power marketers and retail electric providers. The ERCOT ISO is responsible for maintaining reliable operations of the bulk electric power supply system and operating and settling the ancillary service and energy imbalance market in the ERCOT Region. For additional information regarding ERCOT, including information regarding problems experienced in ERCOT information systems, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Item 7 of this Form 10-K.

Regulations in Other States

Certain of our principal markets (most notably California, New York City and the PJM Market) have rules that, in certain instances, may impose limits or caps on the price at which we can sell electricity. In addition, the market authorities in certain regions have the authority to compel us to operate our generation facilities in order to maintain the reliability of the local grid system. Under these circumstances, we are entitled to receive a “mitigated price” for electricity dispatched into the system that is intended to enable us to recoup our incremental operating costs plus a designated margin.

Two of our generating units in California are subject to a reliability must-run agreement with the Cal ISO, which expires in December 2005 (unless extended by the terms of the agreement). This agreement requires the units, under certain conditions and at the Cal ISO’s request, to operate at specified levels in order to support grid reliability. Under the agreement, we recover an annual revenue requirement for the generation assets at issue as approved by the FERC. However, we recently entered into a multi-year bilateral contract with Southern California Edison Company to supply capacity from these units. Therefore, cost recovery will not be provided under the reliability must-run agreement, but instead through the agreement with Southern California Edison Company.

Federal Energy Regulatory Commission

The FERC has exclusive ratemaking jurisdiction over wholesale power sales in interstate commerce. Our affiliates that own power generation facilities sell their output primarily under market-based rate authority granted by the FERC. Transfers of ownership of these affiliates’ FERC-jurisdictional assets are subject to FERC approval. Our affiliates with market-based authority are also subject to certain FERC accounting and reporting requirements, as well as FERC oversight of issuance of securities and the appointment of directors who hold directorships in companies in other industries. Under certain circumstances, the FERC can revoke or limit our market-based rate authority. If the FERC revokes or limits our market-based rate authority, we would be required to obtain approval from the FERC of cost-based rates in order to make wholesale sales. In addition, the loss of our market-based rate authority would subject us to certain accounting, record keeping and reporting requirements that the FERC imposes on public utilities with cost-based rates. Some of our affiliates provide ancillary services and reliability services at cost-based rates on file with the FERC.

In certain markets where we own power generation facilities, specifically California and New York, the FERC has, from time to time, approved temporary price caps on our wholesale power sales or other market mitigation measures. In addition, our affiliates with market-based rate authority are subject to the FERC market behavior rules as to all of their sales at market-based rates. If we violate these rules, we could be subject to disgorgement of profits, suspension or revocation of our authority to sell at market-based rates and other penalties. Since the rules are relatively new, it is not clear to what extent the new rules will affect the costs or other aspects of our operations. However, we do not anticipate that our entities with market-based rates for wholesale power sales will be affected materially by the new rules.

We operate electric generation facilities in regions administered by the following FERC-approved ISOs/RTOs: PJM, NYISO, Cal ISO and MISO. With certain exceptions, the ISOs/RTOs in these regions have established markets for the purchase and sale of transmission and wholesale capacity, energy and ancillary services. The FERC establishes tariffs and regulates these markets. In the case of the MISO, while its transmission market is operational, its wholesale energy market is not expected to be operational until April 2005.

The FERC has issued a blanket certificate permitting us to sell natural gas in interstate commerce in connection with the management of our natural gas positions.

Securities and Exchange Commission

Our electric generation subsidiaries either have received determinations of exempt wholesale generator status from the FERC or are companies that own or operate qualifying facilities that are exempt from the Public Utility Holding Company Act.

Seasonality

Our revenues and operating income are subject to fluctuations during the year due to the impact seasonal factors have on demand for electric energy and energy services. For information regarding the impact of seasonality on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Item 7 of this Form 10-K and note 17 to our consolidated financial statements.

Competition

For information regarding competitive factors affecting our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Item 7 of this Form 10-K.

Environmental Matters

We are subject to numerous federal, state and local requirements relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including the discharge of compounds into the air, water and soil; the proper handling of solid, hazardous and toxic materials; and waste, noise and safety and health standards applicable to the workplace. Environmental regulations affecting us include, but are not limited to:

•	The Clean Air Act, as amended in 1990, as well as state laws and regulations impacting air emissions, including state implementation plans related to existing and new national ambient air quality standards for ozone and fine particulate matter.

•	The Federal Water Pollution Control Act, which requires permits for facilities that discharge treated wastewater into the environment.

•	The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.

•	The National Environmental Policy Act, which requires consideration of potential environmental impacts by federal agencies in their decisions, including siting approvals.

In order to comply with these requirements, we will, as necessary, spend substantial funds to construct, modify and retrofit equipment and clean up or decommission our disposal or fuel storage areas and other locations. We believe, based on existing environmental and regulatory requirements, that we have commitments to spend approximately $107 million from 2005 through 2009 for environmental compliance, of which $10 million is for remediation. In addition, based on the final form of pending environmental regulations and laws, we could be required to make additional capital expenditures as described below.

Air Quality Matters

The Clean Air Act requires the EPA to define standards for air quality that are protective of public health and welfare. The 1990 amendments to the Clean Air Act directed the EPA to implement programs designed to control ambient ozone, acidic deposition (acid rain) and ozone depleting chemicals, improve visibility in the United States’ pristine areas and national parks (regional haze) and reduce emissions of hazardous air pollutants.

As a result of the mandates of the Clean Air Act, the EPA has implemented a number of emission control programs that affect industrial sources, including power plants, by limiting emissions of NOx and SO2, both of which are compounds that result from the combustion of fossil fuels. NOx is a precursor to the formation of ozone, acid rain, fine particulate matter and regional haze. SO2 is a precursor to the formation of acid rain, fine particulate matter and regional haze.

The EPA has determined that additional reductions in NOx and SO2 are needed to meet all of the goals of the Clean Air Act. Furthermore, the EPA determined in 2000 that emissions of mercury from power plants must be reduced. At present, the EPA and the United States Congress are both considering programs to achieve the necessary reductions of NOx, SO2 and mercury.

Regulation of NOx and SO2 Emissions. To comply with EPA-mandated reductions in NOx and SO2 emissions, we are required from time to time to either purchase emissions allowances from third parties for certain of our generating facilities or make capital investments in such facilities. Emissions allowances are created under programs whereby regulatory authorities establish industry-wide “caps” for certain emissions and then give generating plants within a region a target and a deadline to reduce their emissions. Companies that reduce emissions further than required are then able to trade their emission allowances with companies that cannot meet their targets. In 2004, our allocations and net purchases for NOx emissions resulted in a surplus of approximately 8,000 allowances and we acquired approximately 78,000 allowances of SO2 emissions from third parties. Each allowance is the equivalent of one ton of emissions.

In January 2004, the EPA proposed a new regulation, referred to as CAIR, to control emissions of NOx and SO2 on a broad scale. If enacted as proposed, CAIR would require reductions in NOx and SO2 in two phases. The first phase, which would take effect in 2010, requires approximately a 50% reduction in SO2 and NOx emissions on an annual basis. The second phase, which would take effect in 2015, requires additional reductions of approximately 20% for a 70% total reduction in SO2 and NOx on an annual basis. These reductions would be achieved through aggregate reductions not on a facility-by-facility basis. The proposed regulation requires reductions in 29 states beyond levels already required in existing federal programs and would primarily affect our coal-fired facilities in the eastern United States.

In December 2004, it was announced that the finalization of CAIR will be delayed in anticipation of CAIR possibly being replaced by emission reduction legislation, as discussed under “— Legislative Approaches to Emission Reductions” below. We have undertaken studies to evaluate possible impacts of this and similar legislative and regulatory proposals. While the regulations have not been finalized, our preliminary estimates of the capital expenditures that would be needed under the proposed programs range from approximately $260 million to $500 million through 2009. We anticipate that these expenditures would be made over time, with the majority of the expenditures being incurred in 2008 and 2009.

Regulation of Emissions of Mercury and Other Hazardous Air Pollutants. The EPA is under a court order to enact regulations for the control of emissions of mercury from coal-fired power plants in the United States by March 2005. Pursuant to the order, the EPA proposed two alternative regulations in December 2003, the MACT standard and the cap-and-trade rule.

The MACT standard requires reductions to be achieved by 2008 on a facility-by-facility basis regardless of cost. If adopted as proposed, the MACT standard would require an approximate 30% reduction in mercury emissions from each of our coal-fired facilities, which would require the installation of control equipment at each facility. In addition, the MACT standard would require the control of nickel emissions from oil-fired facilities. Reliant owns two oil-fired facilities that would be affected under this rule as proposed. While the MACT nickel regulation has not been finalized, we have evaluated the impact, which is estimated to be approximately $35 million for one of the facilities and we are currently evaluating the capital expenditures that may be required for the second facility.

The cap-and-trade rule effects emission reductions on a national scale through a trading program, allowing reductions to be made at the most economical locations and not requiring reductions on a facility-by-facility basis. This alternative, if adopted, would require larger reductions than the MACT standard and would be accomplished in two phases, in 2010 and 2018, with reduction levels set at approximately 30% and 70%, respectively. Under the cap-and-trade rule, we would be allocated allowances based on regulatory requirements and our total annual emissions. Surplus allowances can be sold in an emissions market to companies that cannot meet their emission targets. Likewise, allowances can be purchased to cover shortfalls in the same fashion. If the cap-and-trade rule were ultimately adopted, we anticipate that our approach would be to balance capital expenditures for controls and reliance on allowance markets to achieve compliance.

The EPA may adopt either proposal, a combination of the two proposals or such proposals may be included in the possible multi-pollutant legislation announced by the White House in December 2004 and discussed under “— Legislative Approaches to Emissions Reductions” below. Until the regulations are finalized, we cannot predict the costs associated with compliance. However, based on the proposed rules, as an indicator of potential impact to our business, preliminary estimates indicate that our emission control expenditures for mercury compliance could range between $55 million and $185 million through 2009. We anticipate that these expenditures would be made over time, with the majority of the expenditures being incurred in 2008 and 2009.

Due to the uncertainty around the final outcome of this regulation, these estimates have not been included in the overall capital expenditures range discussed above.

Legislative Approaches to Emission Reductions. In February 2002, the White House announced its “Clear Skies Initiative,” which is aimed at long-term reductions of multiple pollutants produced from fossil fuel-fired power plants. To achieve these goals, the Clear Skies Act has been introduced in the United States Congress. The Clear Skies Act requires reductions averaging 70% for SO2, NOx and mercury. If approved by Congress, this program would entail a market-based approach using emission allowances. Compliance with emission limits would be phased in over a period from 2008 to 2018. We do not expect the cost of implementation of requirements for SO2 and NOx reductions to differ substantially from those associated with the CAIR proposal.

Air Quality Enforcement Issues. The EPA and various states are conducting investigations regarding the historical compliance of coal-fueled electric generating stations with the “New Source Review” requirements of the Clean Air Act. The EPA and the United States Department of Justice initiated formal enforcement actions and litigation against several power generation companies, other than us, alleging that these companies violated New Source Review requirements by modifying their facilities without proper pre-construction permit authority. Since June 1998, eight of our coal-fired facilities have received EPA requests for information related to work activities conducted at those sites. The EPA has also agreed to provide information relating to the New Source Review investigations to the New York state attorney general’s office, the New Jersey Department of Environmental Protection and the Pennsylvania Department of Environmental Protection. In addition, the Pennsylvania Department of Environmental Protection requested additional information from us in 2004 specific to one of these facilities.

The EPA has not filed an enforcement action or initiated litigation in connection with these facilities at this time. Nevertheless, any litigation, if pursued successfully by the EPA, could accelerate the timing of emission reductions anticipated as a result of proposed regulations, which could result in significant capital expenditures and the imposition of penalties.

Greenhouse Gas Emissions. The Kyoto Protocol, which became effective in February 2005, requires ratifying countries to achieve substantial reductions of CO2 and certain other greenhouse gases between 2008 and 2012. Although the United States Congress indicated that it does not intend to ratify the treaty at this time, any future limitations on power plant carbon dioxide emissions could have a material impact on all fossil fuel-fired facilities, including those belonging to us.

There continues to be a debate within the United States over the direction of domestic climate change policy. The United States Congress is currently considering several bills that would impose mandatory limitation of CO2 emissions for the domestic power generation sector; and several states, primarily in the northeastern and coastal western United States, are actively developing or considering state-specific or regional regulatory initiatives to stimulate CO2 emission reductions in the electric utility industry. The specific impact on our business will depend upon the form of emissions-related legislation or regulations ultimately adopted by the federal government or states in which our facilities are located.

Water Quality Matters

The EPA and state environmental regulators periodically review and revise water quality criteria and initiate total maximum daily load determinations under the Clean Water Act. These actions may result in more stringent wastewater discharge limitations for our power plants and the need to install additional water treatment systems or control measures.

In July 2004, the EPA promulgated final regulations relating to the design and operation of cooling water intake structures at existing power plants. The regulations establish “best technology available” standards to protect aquatic organisms in the vicinity of our plant intakes. In 2004, we initiated site-specific evaluations to determine our practicable compliance options and the associated costs. The EPA developed facility-specific cost assumptions that provide an interim means to benchmark our future compliance expenditures. Using these assumptions, we anticipate capital expenditures of approximately $50 million in 2008 through 2010, exclusive of our Astoria facility. In addition, we expect to spend approximately $75 million for cooling water intake modifications at our Astoria facility between 2005 and 2009 in compliance with a New York Department of Environmental Conservation consent order. See note 14(a) to our consolidated financial statements.

Several environmental organizations and attorney generals of six northeastern states have filed lawsuits against the EPA alleging the regulations are insufficient for protection of the state waters and fisheries. The outcome of this litigation on the regulations cannot be determined at this time. An unfavorable decision by the courts regarding the regulations, including the use of restoration as a compliance option, could significantly affect the final costs of compliance.

Other

As a result of their age, many of our facilities contain significant amounts of asbestos insulation, other asbestos-containing materials and lead-based paint. Existing state and federal rules require the proper management and disposal of these potentially toxic materials. In response to these regulations, we developed a management plan that includes proper maintenance of existing non-friable asbestos installations and removal and abatement of asbestos containing materials and lead-based paint.

Under CERCLA and similar state laws, owners and operators of facilities from or at which there was a release or threatened release of hazardous substances, together with those who transported or arranged for the disposal of those substances, are liable for the costs of responding to that release or threatened release and the restoration of natural resources damaged by any such release. We are not aware of any liabilities under CERCLA that would have a material adverse effect on our results of operations, financial position or cash flows.

For information regarding plant remediation activities, see note 14(a) to our consolidated financial statements.

Employees

As of December 31, 2004, we had 4,032 full-time employees. Of these employees, 1,297 are covered by collective bargaining agreements. The collective bargaining agreements expire on various dates until September 2009; none are expected to expire in 2005.

The following table sets forth the number of our employees by business segment as of December 31, 2004:

Segment
Retail energy	1,254
Wholesale energy	1,795
Other operations	983

Total	4,032

Executive Officers

The following table lists our executive officers as of March 1, 2005:

Name	Age(1)	Present Position
Joel V. Staff	61	Chairman and Chief Executive Officer
Mark M. Jacobs	42	Executive Vice President and Chief Financial Officer
Jerry J. Langdon	53	Executive Vice President, Public and Regulatory Affairs and Corporate Compliance Officer
David S. Freysinger	45	Senior Vice President, Generation Operations
Michael L. Jines	46	Senior Vice President, General Counsel and Corporate Secretary
Suzanne L. Kupiec	38	Senior Vice President, Risk and Structuring
Brian Landrum	43	Senior Vice President, Customer Operations and Information Technology
James B. Robb	44	Senior Vice President, Retail Marketing
Karen D. Taylor	47	Senior Vice President, Human Resources and Administration
Thomas C. Livengood	49	Vice President and Controller

(1)	Age is as of March 1, 2005.

Joel V. Staff has served as our Chairman and Chief Executive Officer since April 2003. He has served as a Director since October 2002. From May 2001 to May 2002, he was Executive Chairman of National-Oilwell, Inc. From July 1993 to May 2001, Mr. Staff served as Chairman, President and Chief Executive Officer of National-Oilwell, Inc. He also serves on the board of directors of National-Oilwell, Inc. and ENSCO International Incorporated.

Mark M. Jacobs has served as our Executive Vice President and Chief Financial Officer since July 2002. He served as Executive Vice President and Chief Financial Officer of CenterPoint from July 2002 until the Distribution. Mr. Jacobs was employed by Goldman, Sachs & Co. from 1989 to 2002 where he was a Managing Director in the firm’s Natural Resources Group.

Jerry J. Langdon has served as our Executive Vice President, Public and Regulatory Affairs and Corporate Compliance Officer since January 2004. He served as our Executive Vice President and Chief Administrative Officer from May 2003 to January 2004. Prior to joining us, Mr. Langdon served as President of EPGT Texas Pipeline, L.P. from June 2001 until May 2003. He served as the Managing Partner and Chief Operating Officer of CARLANG Partners, L.P. and President and Chief Executive Officer of CARLANG Inc. from December 1999 to July 2001.

David S. Freysinger has served as our Senior Vice President, Generation Operations since January 1, 2004. He served as Chief Operating Officer, Reliant Energy Europe, from November 2002 to December 2003, Vice President, PJM and East Central Area Reliability Markets, East Region, Reliant Energy Wholesale Group from September 2002 to October 2002, and Director, Corporate Planning and Development, from April 2001 to August 2002. Prior to joining us, Mr. Freysinger served as President and Chief Financial Officer of Searex Energy Services, Inc., an upstream oil and gas service company.

Michael L. Jines has served as our Senior Vice President, General Counsel and Corporate Secretary since May 2003. He served as our Deputy General Counsel and Senior Vice President and General Counsel, Wholesale Group from March 2002 to May 2003. Mr. Jines served as Deputy General Counsel of CenterPoint and Senior Vice President and General Counsel of our Wholesale Group until the Distribution.

Suzanne L. Kupiec has served as our Senior Vice President, Risk and Structuring since January 2004. She served as our Vice President and Chief Risk and Corporate Compliance Officer from June 2003 to January 2004. Prior to joining us, Ms. Kupiec was a partner at Ernst & Young LLP, leading the firm’s Energy Trading and Risk Management Practice serving both audit and advisory service clients.

Brian Landrum has served as our Senior Vice President, Customer Operations and Information Technology since January 2004. He was President, Reliant Energy Retail Services from June 2003 to January 2004; Senior Vice President, Retail Operations from August 2001 to May 2003; and Vice President, Internet and Ebusiness from November 1999 to August 2001. Prior to joining us, Mr. Landrum was employed at Compaq Computer Corporation as General Manager of its Worldwide Commercial Displays business unit.

James B. Robb has served as our Senior Vice President, Retail Marketing since January 2004. He served as our Senior Vice President, Performance Management from November 2002 to January 2004. From 1988 until 2002, Mr. Robb was a partner with McKinsey & Company where he led the company’s West Coast Energy and Natural Resources Practice. Mr. Robb serves on the board of directors of The Pacific Lumber Company and is a Governing Director of the Houston Symphony Orchestra.

Karen D. Taylor has served as our Senior Vice President, Human Resources since December 2003. She served as Vice President, Human Resources from February 2003 to December 2003; and Vice President, Administration, Wholesale Group from October 1998 to February 2003.

Thomas C. Livengood has served as our Vice President and Controller since August 2002. From 1996 to August 2002, he served as Executive Vice President and Chief Financial Officer of Carriage Services, Inc.

Available Information

Our executive offices are located at 1000 Main, Houston, Texas 77002 (telephone number is 713-497-7000). We make available free of charge on our website (http://www.reliant.com):

•	our corporate governance guidelines;

•	our audit committee, compensation committee and nominating and corporate governance committee charters;

•	our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports; and

•	our business ethics policy and any amendments to, or waivers from, a provision of our policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

You may request a copy of any of these items, at no cost, by writing or telephoning us at the address or number above and requesting the investor relations department. Annual reports, quarterly reports and current reports are made available on our website as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC.

In addition, you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at its website (http://www.sec.gov).

Stockholder Communications with the Board of Directors

There are several means for stockholders or others to communicate their concerns to our Board of Directors:

•	If the concern relates to our financial statements, accounting practices or internal controls, the concern should be submitted in writing to the Chairman of the Audit Committee in care of the following address:

Reliant Energy Compliance Hotline

P.M.B. 3767

Pinkerton Compliance Services

13950 Ballantyne Corporate Place

Charlotte, North Carolina 28277

•	If the concern relates to our governance practices, business ethics or corporate conduct, the concern may be submitted in writing to the Chairman of the Nominating & Governance Committee in care of our Corporate Secretary at 1000 Main, Houston, Texas 77002. If the stockholder is unsure as to which category his or her concern relates, he or she may communicate it to any one of the independent directors in care of the Corporate Secretary.

•	Our “whistleblower” policy prohibits us or any of our employees from retaliating or taking any adverse action against anyone for raising a concern. Our website contains the mailing and e-mail addresses and a 24-hour, toll-free telephone hotline for receiving complaints regarding accounting issues from employees and others. The email address is: CorpComOfficer@reliant.com and the mailing address is:

Corporate Compliance Officer

Reliant Energy, Inc.

P.O. Box 1384

Houston, Texas 77251-1384

Certifications

We will timely provide the annual certification of our Chief Executive Officer with the New York Stock exchange in accordance with Section 303A.12 of the New York Stock Exchange Listed Company Manual. Last year, this certification was filed with the New York Stock Exchange in June 2004.

In addition, our Chief Executive Officer and Chief Financial Officer have each filed the required certifications under Section 302 of the Sarbanes-Oxley Acts of 2002 as Exhibits 31.1 and 31.2 to this Form 10-K.

Item 2.	Properties.

Our principal executive office located in Houston, Texas is held under a lease that expires in 2018, subject to two five-year renewal options. In addition, we lease or own various real property and facilities relating to our generation assets and retail operations. Our principal generation facilities are generally described under “Business — Wholesale Energy” in Item 1 of this Form 10-K.

We believe that our properties are suitable and adequate for our present needs and we periodically evaluate whether additional facilities are necessary. We have satisfactory title to our facilities in accordance with standards generally accepted in the electric power industry, subject to exceptions, which, in our opinion, would not have a material adverse effect on the use or value of the facilities.

Item 3.	Legal Proceedings.

For a description of certain legal and regulatory proceedings affecting us, see note 14(a) to our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “RRI.” The following table presents the quarterly high and low sales prices for our common stock for 2004 and 2003, as reported on the New York Stock Exchange:

	Market Price
	High	Low
2004:
First Quarter	$8.43	$6.61
Second Quarter	$10.97	$7.75
Third Quarter	$11.60	$8.81
Fourth Quarter	$13.94	$9.40

2003:
First Quarter	$5.70	$2.25
Second Quarter	$7.05	$3.82
Third Quarter	$6.38	$3.39
Fourth Quarter	$7.54	$4.63

The closing market price of our common stock on December 31, 2004 as reported on the New York Stock Exchange was $13.65 per share.

As of March 1, 2005, approximately 44,513 stockholders of record held our common stock.

We have not paid or declared any dividends since our formation and do not currently intend to pay or declare any dividends in the immediate future. Any future payment of dividends will be subject to determination based upon our results of operations and financial condition, our future business prospects, any applicable contractual restrictions, including the restriction on our ability to pay dividends under our credit and debt agreements and other factors that our Board of Directors considers relevant.

Sales of Unregistered Securities. In December 2004, we issued 8,305 shares of unregistered common stock in exchange for $42,272 pursuant to an exercise of warrants issued in March 2003 in connection with a prior financing. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data.

The following tables present our selected consolidated financial data for 2000 through 2004. The data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our historical consolidated financial statements and the notes to those statements included in this Form 10-K. The historical financial information may not be indicative of our future performance and does not reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity prior to September 30, 2002, when CenterPoint ceased to be our parent company. See note 1 to our consolidated financial statements. The financial data for 2000 was derived from the consolidated historical financial statements of CenterPoint.

	Year Ended December 31,
	2004 (1)(5)	2003 (1)(4)(5)	2002 (1)(3)(4)	2001 (1)(2)	2000 (1)
	(in millions)
Income Statement Data:
Revenues	$8,731	$10,600	$10,405	$5,361	$2,724
Trading margins	5	(49)	288	378	198

Total	8,736	10,551	10,693	5,739	2,922

Expenses:
Fuel and cost of gas sold	1,602	1,310	1,087	1,438	903
Purchased power	5,288	6,822	7,348	2,498	926
Operation and maintenance	882	913	913	586	457
Selling and marketing	82	98	81	58	37
Bad debt expense	45	57	82	3	4
Other general and administrative	198	273	283	285	108
Loss on sales of receivables	34	37	10	—	—
Accrual for payment to CenterPoint	2	47	128	—	—
Gain on sale of counterparty claim	(30)	—	—	—	—
Wholesale energy goodwill impairment	—	985	—	—	—
Depreciation and amortization	477	397	350	170	118

Total	8,580	10,939	10,282	5,038	2,553

Operating income (loss)	156	(388)	411	701	369

Other (expense) income:
Gains (losses) from investments, net	9	2	(23)	23	(22)
(Loss) income of equity investments, net	(9)	(2)	18	7	43
Gain on sale of development project	—	—	—	—	18
Other, net	6	9	16	2	—
Interest expense	(466)	(447)	(223)	(16)	(7)
Interest income	35	35	27	22	16
Interest income (expense) – affiliated companies, net	—	—	5	12	(172)

Total other (expense) income	(425)	(403)	(180)	50	(124)

(Loss) income from continuing operations before income taxes	(269)	(791)	231	751	245
Income tax (benefit) expense	(97)	98	112	290	102

(Loss) income from continuing operations	(172)	(889)	119	461	143

Income (loss) from discontinued operations before income taxes	98	(341)	(343)	83	73
Income tax (benefit) expense	(38)	88	102	(16)	(7)

Income (loss) from discontinued operations	136	(429)	(445)	99	80

(Loss) income before cumulative effect of accounting changes	(36)	(1,318)	(326)	560	223
Cumulative effect of accounting changes, net of tax	7	(24)	(234)	3	—

Net (loss) income	$(29)	$(1,342)	$(560)	$563	$223

	Year Ended December 31,
	2004 (1)	2003 (1)(4)	2002 (1)(3)(4)	2001 (1)(2)	2000 (1)
Basic (Loss) Earnings per Share:
(Loss) income from continuing operations	$(0.58)	$(3.03)	$0.41	$1.66
Income (loss) from discontinued operations	0.46	(1.46)	(1.53)	0.36

(Loss) income before cumulative effect of accounting changes	(0.12)	(4.49)	(1.12)	2.02
Cumulative effect of accounting changes, net of tax	0.02	(0.08)	(0.81)	0.01

Net (loss) income	$(0.10)	$(4.57)	$(1.93)	$2.03

Diluted (Loss) Earnings per Share:
(Loss) income from continuing operations	$(0.58)	$(3.03)	$0.41	$1.66
Income (loss) from discontinued operations	0.46	(1.46)	(1.53)	0.36

(Loss) income before cumulative effect of accounting changes	(0.12)	(4.49)	(1.12)	2.02
Cumulative effect of accounting changes, net of tax	0.02	(0.08)	(0.80)	0.01

Net (loss) income	$(0.10)	$(4.57)	$(1.92)	$2.03

	Year Ended December 31,
	2004 (1)	2003 (1)	2002 (1)	2001 (1)	2000 (1)
	(in millions, except operating data)
Statement of Cash Flow Data:
Cash flows from operating activities	$289	$869	$516	$(152)	$335
Cash flows from investing activities	719	1,042	(3,487)	(838)	(3,013)
Cash flows from financing activities	(1,047)	(2,889)	3,985	1,000	2,721
Operating Data:
Retail electricity sales (GWh)	67,834	64,279	60,073	—	—
Power generation data:(6)
Wholesale power sales volumes (GWh)(7)	77,035	112,613	126,710	63,298	39,300
Wholesale net power generation volumes (GWh)	41,066	42,012	38,953	25,808	21,379
Trading data:
Trading power sales volumes (GWh)	19,481	81,674	306,425	222,907	125,971
Trading natural gas sales volumes (Bcf)	252	891	3,449	3,265	2,273

	December 31,
	2004 (1)	2003 (1)(4)(8)	2002 (1)(3)(4)	2001 (1)(2)	2000 (1)
	(in millions)
Balance Sheet Data:
Property, plant and equipment, net	$7,390	$7,643	$6,104	$2,796	$2,217
Total assets	12,147	13,297	17,219	11,726	13,475
Current portion of long-term debt and short-term borrowings	619	129	518	94	—
Long-term debt to third parties	4,577	4,914	5,193	295	260
Accounts and notes receivable (payable) – affiliated companies, net	—	—	—	445	(1,967)
Stockholders’ equity	4,386	4,372	5,653	5,984	2,345

(1)	Our results of operations include the results of the following acquisitions, which were accounted for using the purchase method of accounting, from their respective acquisition dates: the REMA acquisition that occurred in May 2000 and the Orion Power acquisition that occurred in February 2002. See note 4 to our consolidated financial statements for further information about the Orion Power acquisition. We sold or transferred the following operations, all of which have been classified as discontinued operations: Desert Basin plant operations in October 2003, European energy operations in December 2003, operations of the hydropower plants in September 2004 and Liberty’s operations in December 2004. See notes 19, 20, 21 and 22 to our consolidated financial statements.

(2)	Effective January 1, 2001, we adopted SFAS No. 133, which established accounting and reporting standards for derivative instruments. See notes 2(d) and 6 to our consolidated financial statements.

(3)

During the third quarter of 2002, we completed the transitional impairment test for the adoption of SFAS No. 142 on our consolidated financial statements, including the review of goodwill for impairment as of January 1, 2002. Based on this impairment test, we recorded an impairment of our European energy segment’s goodwill of $234 million, net of tax, as a cumulative effect of accounting change. See note 5 to our consolidated financial statements.

(4)	We adopted EITF No. 02-03 effective January 1, 2003, which affected our accounting for electricity sales to large commercial, industrial and governmental/institutional customers under executed contracts and our accounting for trading and hedging activities. It also impacted these contracts executed after October 25, 2002 in 2002. See note 2(d) to our consolidated financial statements.

(5)	In July 2003, the EITF issued EITF No. 03-11, which became effective October 1, 2003. At that time, we began reporting prospectively the settlement of sales and purchases of fuel and purchased power related to our non-trading commodity derivative activities that were not physically delivered on a net basis in our results of operations based on the item hedged pursuant to EITF No. 03-11. This resulted in decreased revenues and decreased fuel and cost of gas sold and purchased power of $2.4 billion and $834 million for 2004 and the fourth quarter of 2003, respectively. We believe the application of EITF No. 03-11 will continue to result in a significant amount of our non-trading commodity derivative activities being reported on a net basis prospectively that were previously reported on a gross basis. We did not reclassify amounts for periods prior to October 1, 2003. See note 2(d) to our consolidated financial statements.

(6)	These amounts exclude volumes associated with our European energy operations, Desert Basin plant operations, operations of our hydropower plants and our Liberty operations, which are classified as discontinued operations.

(7)	These amounts include physically delivered volumes, physical transactions that are settled prior to delivery and hedge activity related to our power generation portfolio.

(8)	We adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” on January 1, 2003, as it relates to our variable interests in three power generation projects that were being constructed by off-balance sheet entities under construction agency agreements, which pursuant to this guidance required consolidation upon adoption. As a result, as of January 1, 2003, we increased our property, plant and equipment by $1.3 billion and increased our secured debt obligations by $1.3 billion. See notes 2(c), 8 and 13(b) to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with “Business,” “Selected Financial Data” and our consolidated financial statements and the related notes, which are contained elsewhere in this Form 10-K.

In this section, we discuss our results of operations on a consolidated basis and on a segment basis for each of our financial reporting segments for items included in contribution margin. Our segments include retail energy, wholesale energy and other operations. For additional information about our segments, see “Business” in Item 1 of this Form 10-K and note 18 to our consolidated financial statements.

Business Overview

Strategies and Objectives

We believe that competitive electricity markets benefit customers and will continue to expand although at varying paces across the country. Our objective is to be a leader in the progression to competitive markets by creating and delivering superior customer value, building a great company to work for and achieving financial strength and flexibility. As part of this objective, we intend to focus on three strategies:

•	Achieving investment grade status or credit metrics consistent with those that rating agencies ascribe to investment grade companies;

•	Restructuring our business processes to be efficient, cost sensitive and scalable in order to position ourselves to take advantage of future growth opportunities; and

•	Developing a highly motivated and customer-focused work force.

We intend to achieve these objectives through the following actions:

•	Strengthening our financial position by (a) enhancing our profitability, (b) aggressively managing costs, (c) divesting non-strategic assets and (c) subject to market conditions and other factors, accessing the capital markets to reduce debt;

•	Implementing process and other efficiencies that (a) reduce costs, (b) enhance and capitalize on organizational synergies and (c) otherwise position us to capitalize on future growth opportunities;

•	Improving customer satisfaction by instilling a strong customer-service orientation throughout the organization; and

•	Building a “great company to work for” by (a) communicating openly with our employees, (b) fostering company pride among our employees, (c) providing a satisfying and safe work environment, (d) recognizing and rewarding employee contributions and capabilities and (e) enrolling our employees to be collaborative leaders committed to our future.

Our ability to achieve these strategic objectives and executing these actions are subject to a number of factors some of which we may not be able to control. See “Cautionary Statement Regarding Forward-Looking Information” and “— Risk Factors” in this Form 10-K.

In 2004 and 2003, we took a number of actions that reflect our commitment to meet these challenges:

•	We continue to effect significant cost savings through reductions in our overhead and operating costs and implementation of process efficiencies. During 2003 and 2004, we set a total target of $340 million in annual cost savings by 2006, of which approximately $270 million has been realized to date.

•	We continue to improve our customer service metrics such as call center service satisfaction levels and first call resolution percentages.

•	In January 2004, we elected not to exercise our option to purchase CenterPoint’s 81% ownership interest in Texas Genco in favor of pursuing a strategy of contracting for a significant portion of our retail energy supply requirements and, over time, pursuing potential acquisitions of individual generation assets.

•	In September 2004, we sold our hydropower plants for $870 million and used the net proceeds from the sale to pay down a portion of our debt.

•	In December 2004, we transferred ownership of our Liberty generating station, including $262 million of related project-finance debt, to Liberty’s lenders.

•	In December 2004, we completed a $4.25 billion refinancing program. As part of this program, we entered into a new $1.7 billion revolving credit facility, a $1.3 billion term loan facility, $750 million of senior secured notes and $500 million of fixed-rate tax-exempt bonds. We used the net proceeds from these financings to repay our debt under our former revolving credit facility and term loan, the credit agreement of Orion MidWest and floating-rate tax-exempt bonds. If the refinancing had not occurred, our interest expense would be approximately $55 million higher in 2005.

Although we have taken a number of actions to reposition our business to meet current market conditions, we continue to face a number of near and long-term challenges. The operations of our wholesale energy segment continue to be negatively affected by depressed market conditions. In addition, we believe that competition in the Texas retail energy market will increase and over time result in lower margins in this business. Until 2007, when the “price-to-beat” tariff is scheduled to expire, we will continue to be exposed to regulatory risk associated with our residential customer sales in the Houston market, which represented approximately 35% of our retail energy segment revenues during 2004. These, and other factors, are discussed in more detail in “— Risk Factors” and other sections below in this Form10-K.

Factors Affecting Future Performance

Our retail energy segment historically has been the largest contributor of our consolidated income. We expect, however, that this segment’s contribution to income relative to that of our wholesale energy segment will decline over time as a function of, among other things, expected long-term improvements in wholesale energy markets and declining margins in our Texas retail market.

Retail Energy. In 2005, we entered into an agreement with the PUCT staff regarding future adjustments to our “price-to-beat.” If approved, the agreement will provide for concurrent adjustments in our “price-to-beat” to reflect changes in the stranded-cost components of CenterPoint’s transmission and distribution rates. In addition, the agreement will eliminate a number of uncertainties regarding the timing of fuel factor adjustments in 2005. We expect, however, that the agreement will result in our achieving significantly less energy supply hedging benefits in 2005 compared to 2004. For additional information, see “Business — Regulation — Public Utility Commission of Texas.”

In 2005, we expect that our retail energy segment will continue to experience a loss of “price-to-beat” customers due to customers switching to other suppliers. However, we intend to offset this impact by retaining and/or adding new customers, entering new markets and continuing our efforts to control costs. Other factors that will have a positive or negative impact on this segment’s results of operation include (a) market usage adjustments in ERCOT and other regions (as described in note 2 to our consolidated financial statements) and (b) weather conditions, which have an impact on customer demand.

Wholesale Energy. In 2005, we expect that the results of operations of our wholesale energy segment will improve based on (a) a projected full-year of plant operations by our Seward facility and improved availability of coal-fueled generation plants and (b) increased demand in key wholesale markets, including California and PJM Market. To maintain this improvement, we intend to continue our ongoing program to manage and control costs, divest non-strategic assets and otherwise improve the operating efficiency of this segment.

Liquidity. In 2004 and 2003, we generated $549 million and $750 million in cash flows from continuing operations before changes in working capital and other assets and liabilities. Going forward, we expect that our business will continue to generate a significant amount of cash flows from operations. In addition, we expect that our maintenance and capital expenditures will continue to be significantly less than our depreciation expense. After meeting our expenses and working capital requirements, we intend to use a significant portion of our remaining cash flow to prepay debt.

Consolidated Results of Operations

2004 Compared to 2003

Net Income (Loss). We reported $29 million consolidated net loss, or $0.10 loss per share, for 2004 compared to $1.3 billion consolidated net loss, or $4.57 loss per share, for the same period in 2003. The $1.3 billion decrease in net loss is detailed as follows (in millions):

Trading margins	$54
Net unrealized gains/losses on non-trading energy derivatives	(220)
Gross margin, excluding unrealized gains/losses and trading margins	(407)
Operation and maintenance	31
Selling and marketing	16
Bad debt expense	12
Other general and administrative	75
Loss on sales of receivables	3
Accrual for payment to CenterPoint	45
Gain on sale of counterparty claim	30
Wholesale energy goodwill impairment	985
Depreciation and amortization	(80)
Gains from investments, net	7
Loss of equity investments, net	(7)
Other, net	(3)
Interest expense	(19)
Interest income	—
Income tax expense	195
Discontinued operations, net of tax	565

Net change before cumulative effect of accounting changes	1,282
Cumulative effect of accounting change in 2004, net of tax	7 (1)
Cumulative effect of accounting changes in 2003, net of tax	24 (2)

Net decrease in loss	$1,313

(1)	See note 2(s) to our consolidated financial statements.

(2)	See notes 2(c), 2(d) and 2(r) to our consolidated financial statements.

Revenues. Our revenues, excluding trading margins, decreased $1.9 billion during 2004 compared to the same period in 2003. The detail is as follows:

	Year Ended December 31,
	2004	2003	Change
	(in millions)
Retail Energy:
Retail energy revenues from end-use retail customers:
Texas:
Residential and small business	$3,527	$3,453	$74	(1)
Large commercial, industrial and governmental/institutional	1,981	1,599	382	(2)
Outside of Texas:
Commercial, industrial and governmental/institutional	204	40	164	(3)

Total	5,712	5,092	620
Retail energy revenues from resales of purchased power and other hedging activities	376	688	(312	)(4)
Market usage adjustments	(1)	31	(32	)(5)
Unrealized losses	—	(16)	16	(6)
Gains recorded prior to 2003 realized/collected in current periods	(21)	(66)	45	(7)

Total retail energy revenues	6,066	5,729	337

Wholesale Energy:
Wholesale energy third-party revenues	2,703	4,887	(2,184	)(8)
Wholesale energy intersegment revenues	340	225	115	(9)
Unrealized losses	(38)	(17)	(21	)(6)

Total wholesale energy revenues	3,005	5,095	(2,090)

Other Operations:	—	1	(1)

Eliminations	(340)	(225)	(115)

Consolidated revenues, excluding trading margins	$8,731	$10,600	$(1,869)

(1)	Increase primarily due to (a) increase in sales prices to “price-to-beat” customers due to increases in the price of natural gas and (b) increased volumes due to increased residential non “price-to-beat” customers. Although overall customer volumes increased, these increases were partially offset by a decrease in volumes primarily due to milder weather and fewer “price-to-beat” small business and residential customers.

(2)	Increase primarily due to (a) increased volumes from additional customers and (b) fixed-price contracts renewed at higher rates due to higher prices of natural gas and variable-rate contracts, which are tied to the market price of natural gas.

(3)	Increase due to entering the PJM Market in August 2003.

(4)	Decrease primarily due to $224 million due to the application of EITF No. 03-11 (see note 2(d) to our consolidated financial statements).

(5)	See note 2(d) to our consolidated financial statements.

(6)	See analysis of net unrealized gains/losses on non-trading energy derivatives in the gross margins discussion below.

(7)	Increase due to the impact of EITF No. 02-03. See note 2(d) to our consolidated financial statements.

(8)	Decrease primarily due to (a) $1.4 billion due to the application of EITF No. 03-11 (see note 2(d) to our consolidated financial statements), (b) a 32% decrease in power sales volumes primarily due to fewer resales of purchased power as a result of changes in our strategies for risk management and hedging activities in late 2002 and early 2003 and (c) a $106 million change in our accounts receivable, refund obligation and credit reserves for energy sales in California (see note 14(b) to our consolidated financial statements). These decreases were partially offset by (a) a 13% increase in power prices due to increased natural gas and coal prices and (b) a $25 million net change to our FERC settlement obligation (see note 14(a) to our consolidated financial statements).

(9)	Increase primarily due to higher power prices as a result of increased natural gas prices, partially offset by lower volumes.

Fuel and Cost of Gas Sold and Purchased Power. Our fuel and cost of gas sold and purchased power decreased $1.2 billion during 2004 compared to the same period in 2003. The detail is as follows:

	Year Ended December 31,
	2004	2003	Change
	(in millions)
Retail energy:
Costs of purchased power attributable to end-use retail customers	$4,673	$3,794	$879	(1)
Costs of purchased power subsequently resold and other hedging activities	376	688	(312	)(2)
Market usage adjustments	16	3	13	(3)
Unrealized losses (gains)	272	(9)	281	(4)

Total retail energy	5,337	4,476	861

Wholesale energy:
Wholesale energy third-party costs	1,951	3,873	(1,922	)(5)
Unrealized (gains) losses	(58)	8	(66	)(4)

Total wholesale energy	1,893	3,881	(1,988)

Eliminations	(340)	(225)	(115)

Consolidated	$6,890	$8,132	$(1,242)

(1)	Increase primarily due to (a) increase in volumes from customers, (b) an increase in price of purchased power primarily due to higher natural gas prices and (c) reduced benefit in supply hedging. See note 6(a) to our consolidated financial statements.

(2)	See footnote (4) above under “— 2004 Compared to 2003 — Revenues.”

(3)	See note 2(d) to our consolidated financial statements.

(4)	See analysis of net unrealized gains/losses on non-trading energy derivatives in the gross margins discussion below.

(5)	Decrease primarily due to (a) $1.4 billion due to the application of EITF No. 03-11 (see note 2(d) to our consolidated financial statements) and (b) decreased purchased power volumes primarily due to changes in our strategies for risk management and hedging activities in late 2002 and early 2003. These decreases were partially offset by higher prices of natural gas, coal and purchased power.

Trading Margins. Trading margins increased $54 million during 2004 compared to the same period in 2003. The increase is primarily due to the fact that we incurred a pre-tax loss of approximately $80 million in connection with a financial gas spread position during the month of February 2003. This increase was partially offset by (a) the net changes due to open positions settled and changes in fair values during 2004 and 2003 and (b) the recognition of $11 million in income during 2003 for changes in the fair values of trading derivative assets/liabilities due to changes in valuation techniques and assumptions. See “Quantitative and Qualitative Disclosures about Non-trading and Trading Activities and Related Market Risks” in Item 7A of this Form 10-K and note 6 to our consolidated financial statements.

Gross Margins. Gross margins, excluding trading margins, decreased $627 million during 2004 compared to the same period in 2003. The detail is as follows:

	Year Ended December 31,
	2004	2003	Change
	(in millions)
Retail energy	$729	$1,253	$(524)
Power generation	1,112	1,214	(102)
Other operations	—	1	(1)

Consolidated	$1,841	$2,468	$(627)

Our retail energy gross margins decreased $524 million during 2004 compared to the same period in 2003. The decrease is detailed as follows (in millions):

Net unrealized gains/losses on non-trading energy derivatives	$(265	)(1)
Gains recorded prior to 2003 realized/collected in current periods	45	(2)
Higher purchased power costs and volume impacts partially offset by higher revenue rates	(259	)(3)
Change in market usage adjustments	(45	)(4)

Net decrease in margin	$(524)

(1)	Decrease primarily due to unrealized losses on short natural gas positions recognized in 2004 as a result of increases in natural gas prices. See note 6 to our consolidated financial statements.

(2)	Increase due to the impact of EITF Issue No. 02-03. See note 2(d) to our consolidated financial statements.

(3)	Decrease primarily due to (a) reduced hedging benefit from “price-to-beat” customers realized in 2004 compared to 2003, (b) other increases in supply costs, (c) reduced volumes due to fewer “price-to-beat” small business and residential customers and (d) reduced usage from “price-to-beat” residential customers due to milder weather. These decreases were partially offset by increased usage from our non “price-to-beat” customers primarily due to increased customers.

(4)	See note 2(d) to our consolidated financial statements.

Our power generation gross margins decreased $102 million during 2004 compared to the same period in 2003. The decrease is detailed as follows (in millions):

California energy sales refund and reserve changes in 2003	$(95)
California energy sales receivables, refund and reserve changes in 2004	(11)
Adjustment to October 2003 FERC settlement recorded in September 2004	(12)
Net unrealized gains/losses on non-trading energy derivatives	45	(1)
FERC settlement in October 2003	37
Mid-Atlantic region	(103	)(2)
Mid-Continent region	(42	)(3)
Margins associated with CenterPoint	(14	)(4)
West region	25	(5)
New York region	71	(6)
Other, net	(3)

Net decrease in margin	$(102)

(1)	Increase primarily due to (a) $22 million unrealized gain on non-trading positions in the West region, (b) $18 million increase due to ineffectiveness losses in 2004 as compared to 2003 and (c) $10 million gain as a result of the change in market values on cash flow hedges de-designated in the West region in July 2004. See “Quantitative and Qualitative Disclosures about Non-trading and Trading Activities and Related Market Risks” in Item 7A of this Form 10-K.

(2)	Decrease primarily due to (a) increased fuel costs, (b) weaker market conditions due in part to milder weather and (c) the retirement of the old Seward generating station in the fourth quarter of 2003 and Sayreville units 4 and 5 in February 2004. These decreases were partially offset by Hunterstown and new Seward, which achieved commercial operation in July 2003 and October 2004, respectively.

(3)	Decrease primarily due to (a) increased unplanned outages, (b) increased purchased power and the operation of less efficient plants due to the unplanned outages in order to fulfill our contractual load obligations under a “provider of last resort” contract in the second quarter of 2004 and (c) lower volumes in the last half of 2004 as the demand under a “provider of last resort” contract declined due in part to milder weather.

(4)	Decrease associated with reduction in billings to CenterPoint for engineering, technical and other support services provided to Texas Genco’s facilities under a support agreement, which terminated in 2004.

(5)	Increase due to (a) the Bighorn generating station achieving commercial operation in February 2004 and entering into a power purchase agreement in June 2004, (b) the restart of Etiwanda units 4 and 3 in June and September 2004, respectively, and (c) increased generation to meet the needs of the Cal ISO. These increases were partially offset by higher gas transportation costs in 2004.

(6)	Increase primarily due to (a) 2003 losses on forward power sales contracts and 2003 losses on unhedged fuel positions not incurred in 2004, (b) higher capacity revenues and (c) increased generation.

Operation and Maintenance. Operation and maintenance expenses decreased $31 million during 2004 compared to the same period in 2003. The detail is as follows:

	Year Ended December 31,
	2004	2003	Change
	(in millions)
Retail energy	$222	$251	$(29)
Wholesale energy	660	662	(2)

Consolidated	$882	$913	$(31)

The decrease is detailed as follows (in millions):

Severance	$5
Salaries and benefits, excluding plant personnel	(53)
Contractor services primarily for retail customer operations	(19)
Retirement/mothball of power generation units	(17	)(1)
Termination of certain services to Texas Genco in May 2004	(11	)(2)
Unplanned power generation maintenance projects and outages	4	(3)
Taxes other than income	7	(4)
Planned power generation maintenance projects and outages	17	(5)
Four power generation facilities achieving commercial operation in late July 2003 (Hunterstown and Choctaw), February 2004 (Bighorn) and late October 2004 (Seward)	28
Other, net	8

Net decrease in expense	$(31)

(1)	Decrease primarily due to the retirement of the Seward generating station ($10 million) in the Mid-Atlantic region during the fourth quarter of 2003 and the mothball of units at Etiwanda ($5 million) in the West region during the fourth quarter of 2003.

(2)	See note 3 to our consolidated financial statements.

(3)	Increase primarily due to increased costs at Elrama ($4 million), Avon Lake ($2 million) and Cheswick ($2 million) caused by a fire in 2004. These increases were partially offset by decreased routine maintenance costs in the New York region ($3 million).

(4)	Increase primarily due to (a) gross receipts tax due to increased revenues from our retail energy business and a positive adjustment related to the accrual rate in 2002 that was recorded in 2003 and (b) property taxes as we received a settlement ($5 million) in 2003 in the New York region. These increases were partially offset by reduced franchise taxes in our wholesale energy segment.

(5)	Increase primarily due to timing of maintenance projects at (a) the coal plants in the Mid-Continent region ($12 million) and Mid-Atlantic region ($2 million) and (b) the natural gas plants in the West region ($2 million).

Selling and Marketing. Selling and marketing expenses, which relate to our retail energy business, decreased $16 million during 2004 compared to the same period in 2003 due to decreased advertising and marketing campaigns and lower headcount.

Bad Debt Expense. Bad debt expense decreased $12 million during 2004 compared to the same period in 2003. The detail is as follows:

	Year Ended December 31,
	2004	2003	Change
	(in millions)
Retail energy	$48	$65	$(17	)(1)
Wholesale energy	(3)	(8)	5

Consolidated	$45	$57	$(12)

(1)	Decrease primarily due to improved collections.

Other General and Administrative. Other general and administrative expenses decreased $75 million during 2004 compared to the same period in 2003. The decrease is detailed as follows (in millions):

Commodity Futures Trading Commission settlement in November 2003	$(18)
Severance costs	(16	)(1)
Contractor services and professional fees	(14	)(2)
Legal costs	(13	)(3)
Taxes other than income taxes	(8	)(4)
Salaries and benefits	(7	)(5)
Restructuring costs associated with lease on corporate headquarters	13
Other, net	(12)

Net decrease in expense	$(75)

(1)	Decrease primarily due to executive severance costs in 2003, partially offset by restructuring severance costs in 2004.

(2)	Decrease primarily due to cost reduction efforts, reduced refinancing costs that were directly expensed and a settlement in 2004 related to our corporate headquarters lease. These decreases were partially offset by an increase in information technology related costs.

(3)	Decrease primarily due to reduced litigation costs, including California litigation.

(4)	Decrease primarily due to legal entity restructurings in 2003, which resulted in reduced franchise tax costs.

(5)	Decrease primarily due to the impact of lower headcount partially offset by higher long-term incentive compensation benefits in 2004 of $21 million primarily due to the Key Employee Award Program expense of $25 million.

Loss on Sales of Receivables. Loss on sales of receivables, which relates to our retail energy business, decreased $3 million during 2004 compared to the same period in 2003. The decrease is due primarily to a September 28, 2004 renewal and amendment to the receivables facility, at which time sales of the receivables ceased being reflected as sales for accounting purposes. This decrease was partially offset by an increase in the amount of receivables sold in 2004, resulting from a September 2003 increase in the maximum amount allowed to be sold under the facility. See note 8 to our consolidated financial statements.

Accrual for Payment to CenterPoint. See note 13(d) to our consolidated financial statements.

Gain on Sale of Counterparty Claim. See note 14(a) to our consolidated financial statements.

Wholesale Energy Goodwill Impairment. See note 5 to our consolidated financial statements.

Depreciation and Amortization. Depreciation and amortization expense increased $80 million during 2004 compared to the same period in 2003. The detail is as follows:

	Year Ended December 31,
	2004	2003	Change
	(in millions)
Retail energy	$42	$35	$7
Wholesale energy	396	331	65
Other operations	39	31	8

Consolidated	$477	$397	$80

The increase is detailed as follows (in millions):

Equipment impairment charge related to turbines and generators in 2004	$16
Accelerated depreciation on Wayne facility in 2004 due to early retirement	12
Early retirement of certain units at Sayreville and Etiwanda facilities in 2003	(14)
Depreciation for four power generation facilities achieving commercial operation in late July 2003 (Hunterstown and Choctaw), February 2004 (Bighorn) and late October 2004 (Seward)	35
Information systems placed into service during 2004	13
Net increase in amortization of air emissions regulatory allowances	10
Write-off of software development costs	8
Net change in write-down of office building to fair value less costs to sell in 2003 and 2004	(5)
Other, net	5

Net increase in expense	$80

Gains from Investments, Net. Gains from investments, net increased $7 million during 2004 compared to the same period in 2003 due to a gain of $9 million in 2004 from the sale of an investment.

Interest Expense. Interest expense to third parties increased $19 million during 2004 compared to the same period in 2003. The increase is detailed as follows (in millions):

Write-off of deferred financing costs in 2004 due to prepayments of debt	$55
Capitalized interest	38
Higher interest rates primarily resulting from bank refinancing in March 2003 and capital markets transactions in June and July 2003	28
Change in unrealized loss on interest rate derivative instruments	13
Financing fees expensed	10
Amortization of deferred financing costs	(11)
Write-off of deferred financing costs in 2003 due to prepayments of debt	(55)
Reduction in outstanding debt	(66)
Other, net	7

Net increase in expense	$19

Interest Income. Interest income from third parties did not change significantly during 2004 compared to the same period in 2003.

Income Tax Expense. During 2004, our effective tax rate was 36.0%. During 2003, our effective tax rate was not meaningful due to the goodwill impairment charge of $985 million, which is non-deductible for income tax purposes. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $3 million for 2004 and $30 million, excluding the goodwill impairment charge, for 2003. For analysis of our effective tax rates and reconciling items, see note 12 to our consolidated financial statements.

2003 Compared to 2002

Net Income (Loss). We reported $1.3 billion consolidated net loss, or $4.57 loss per share, for 2003 compared to $560 million consolidated net loss, or $1.92 diluted loss per share, for the same period in 2002. The $782 million increase in net loss is detailed as follows (in millions):

Trading margins	$(337)
Net unrealized gains/losses on non-trading energy derivatives	(78)
Gross margin, excluding unrealized gains/losses and trading margins	576
Operation and maintenance	—
Selling and marketing	(17)
Bad debt expense	25
Other general and administrative	10
Loss on sales of receivables	(27)
Accrual for payment to CenterPoint	81
Wholesale energy goodwill impairment	(985)
Depreciation and amortization	(47)
Gains/losses from investments, net	25
Income/loss of equity investments, net	(20)
Other, net	(7)
Interest expense	(224)
Interest income	3
Income tax expense	14
Discontinued operations, net of tax	16

Net change before cumulative effect of accounting changes	(992)
Cumulative effect of accounting changes in 2003, net of tax	(24	)(1)
Cumulative effect of accounting changes in 2002, net of tax	234	(2)

Net increase in loss	$(782)

(1)	See notes 2(c), 2(d) and 2(r) to our consolidated financial statements.

(2)	See note 5 to our consolidated financial statements.

Revenues. Our revenues, excluding trading margins, increased $195 million during 2003 compared to the same period in 2002. The detail is as follows:

	Year Ended December 31,
	2003	2002	Change
	(in millions)
Retail Energy:
Retail energy revenues from end-use retail customers:
Texas:
Residential and small business	$3,453	$2,827	$626	(1)
Large commercial, industrial and governmental/institutional	1,599	241	1,358	(2)
Outside of Texas:
Commercial, industrial and governmental/institutional	40	—	40	(3)

Total	5,092	3,068	2,024
Retail energy revenues from resales of purchased power and other hedging activities	688	1,069	(381	)(4)
Market usage adjustments	31	(1)	32	(5)
Unrealized losses	(16)	(6)	(10	)(6)
Gains recorded prior to 2003 realized/collected in current periods	(66)	—	(66	)(7)

Total retail energy revenues	5,729	4,130	1,599

Wholesale Energy:
Wholesale energy third-party revenues	4,887	6,222	(1,335	)(8)
Wholesale energy intersegment revenues	225	64	161	(9)
Unrealized (losses) gains	(17)	52	(69	)(6)

Total wholesale energy revenues	5,095	6,338	(1,243)

Other Operations:	1	3	(2)

Eliminations	(225)	(66)	(159)

Consolidated revenues, excluding trading margins	$10,600	$10,405	$195

(1)	Increase primarily due to (a) increases in sales prices to “price-to-beat” customers and (b) an increase in residential non “price-to-beat” customers and sales volumes. These increases were partially offset by a decrease in small business “price-to-beat” volumes, primarily due to fewer customers.

(2)	Increase primarily due to (a) $1.0 billion due to the application of EITF No. 02-03 (see note 2(d) to our consolidated financial statements); (b) an increase in rates that are indexed to the price of natural gas and new fixed-price contracts that were executed at higher prices and (c) an increase in sales volumes.

(3)	Increase due to entering the PJM Market in August 2003.

(4)	Decrease primarily due to (a) a decrease in our supply management activity in various market areas within Texas and (b) $168 million due to the application of EITF No. 03-11 (see note 2(d) to our consolidated financial statements).

(5)	See note 2(d) to our consolidated financial statements.

(6)	See analysis of net unrealized gains/losses on non-trading energy derivatives in the gross margins discussion below.

(7)	Increase due to impact of EITF Issue No. 02-03. See note 2(d) to our consolidated financial statements.

(8)	Decrease primarily due to (a) $666 million due to the application of EITF No. 03-11 (see note 2(d) to our consolidated financial statements) and (b) a 15% decrease in power sales volumes primarily due to fewer resales of purchased power as a result of changes in our strategies for risk management and hedging activities in late 2002 and early 2003. These decreases were partially offset by (a) $209 million of changes in our estimated refund obligation and credit reserves for energy sales in California (see note 14(b) to our consolidated financial statements) and (b) $173 million due to the inclusion of a full year’s results of Orion Power’s operations in 2003 as the acquisition occurred in February 2002.

(9)	Increase primarily due to higher power prices as a result of increased natural gas prices, partially offset by lower volumes.

Fuel and Cost of Gas Sold and Purchased Power. Our fuel and cost of gas sold and purchased power decreased $303 million during 2003 compared to the same period in 2002. The detail is as follows:

	Year Ended December 31,
	2003	2002	Change
	(in millions)
Retail energy:
Costs of purchased power attributable to end-use retail customers	$3,794	$2,083	$1,711	(1)
Costs of purchased power subsequently resold and other hedging activities	688	1,069	(381	)(2)
Market usage adjustments	3	2	1	(3)
Unrealized gains	(9)	—	(9	)(4)

Total retail energy	4,476	3,154	1,322

Wholesale energy:
Wholesale energy third-party costs	3,873	5,347	(1,474	)(5)
Unrealized losses	8	—	8	(4)

Total wholesale energy	3,881	5,347	(1,466)

Eliminations	(225)	(66)	(159)

Consolidated	$8,132	$8,435	$(303)

(1)	Increase primarily due to (a) increase in volumes from large commercial, industrial and governmental/institutional customers and non “price-to-beat” customers and (b) increase in prices of purchased power primarily due to higher natural gas prices. These increases were partially offset by a decrease in small business “price-to-beat” volumes, primarily due to fewer customers.

(2)	See footnote (4) above under “— 2003 Compared to 2002 — Revenues.”

(3)	See note 2(d) to our consolidated financial statements.

(4)	See analysis of net unrealized gains/losses on non-trading energy derivatives in the gross margins discussion below.

(5)	Decrease primarily due to (a) $666 million due to the application of EITF No. 03-11 (see note 2(d) to our consolidated financial statements) and (b) decreased purchased power volumes and a decrease in prices of purchased power as a result of our hedging activities.

Trading Margins. Trading margins decreased $337 million during 2003 compared to the same period in 2002. During 2002, we recognized $152 million in trading margins in our retail energy segment from contracted commercial, industrial and governmental/institutional customers. See note 2(d) to our consolidated financial statements for discussion of a change in accounting in 2003. We discontinued our proprietary trading during March 2003 and incurred a pre-tax loss of approximately $80 million in connection with a financial gas spread position during the month of February 2003. In addition, the reduced market liquidity driven by the industry’s restructuring contributed to the decrease. Also, during 2002, we recognized $31 million of income for changes in the fair values of trading assets/liabilities due to changes in valuation techniques and assumptions. These decreases were partially offset by the recognition of $11 million of income during 2003 for changes in the fair values of trading derivative assets/liabilities due to changes in valuation techniques and assumptions. See “Quantitative and Qualitative Disclosures about Non-trading and Trading Activities and Related Market Risks” in Item 7A of this Form 10-K and notes 2(d) and 6(b) to our consolidated financial statements.

Gross Margins. Gross margins, excluding trading margins, increased $498 million during 2003 compared to the same period in 2002. The detail is as follows:

	Year Ended December 31,
	2003	2002	Change
	(in millions)
Retail energy	$1,253	$976	$277
Power generation	1,214	991	223
Other operations	1	3	(2)

Consolidated	$2,468	$1,970	$498

Our retail energy gross margins increased $277 million during 2003 compared to the same period in 2002. The decrease is detailed as follows (in millions):

Net unrealized gains/losses on non-trading energy derivatives	$(1)
Net gains recorded prior to 2003 realized/collected in current periods	(66	)(1)
Higher revenue rates and volume impacts partially offset by higher purchased power costs	313	(2)
Change in market usage adjustments	31	(3)

Net increase in margin	$277

(1)	Increase due to the impact of EITF No. 02-03. See note 2(d) to our consolidated financial statements.

(2)	Increase primarily due to (a) an increase in residential non “price-to-beat,” large commercial, industrial and governmental/institutional and small business non “price-to-beat” volumes due to more customers; (b) increase of customers served throughout January 2002 due to the opening of full competition in the retail markets in Texas and (c) increased hedging benefit from “price-to-beat” customers realized in 2003 compared to 2002. These increases were partially offset by reduced usage from “price-to-beat” small business customers, primarily due to fewer customers.

(3)	See note 2(d) to our consolidated financial statements.

Our power generation gross margins increased $223 million during 2003 compared to the same period in 2002. The increase is detailed as follows (in millions):

Net unrealized gains/losses on non-trading energy derivatives	$(77	)(1)
California energy sales refund and reserve changes in 2002	114
California energy sales refund and reserve changes in 2003	95
FERC settlement in 2002	14
FERC settlement in October 2003	(37)
Mid-Continent and New York regions–full year for Orion Power	58
Mid-Atlantic region	53	(2)
ERCOT Region	29	(3)
Margins associated with CenterPoint	18	(4)
West region	(11	)(5)
New York region	(33	)(6)

Net increase in margin	$223

(1)	Decrease primarily due to (a) a change of $55 million due to the reclassification from accumulated other comprehensive income/loss to earnings due to the write-off related to Enron Corp. and its affiliates and (b) $27 million loss due to ineffectiveness.

(2)	Increase primarily due to increased margins from our coal plants due to higher power prices driven by increased natural gas prices. This was partially offset by the expiration of a capacity contract in 2002.

(3)	Increase primarily due to increased steam sales at the Channelview facility.

(4)	Increase associated with billings to CenterPoint for engineering, technical and other support services provided to Texas Genco’s facilities under a support agreement entered into in September 2002 (see note 3 to our consolidated financial statements).

(5)	Decrease due to lower spark spreads, which is the difference between power prices and natural gas fuel costs, during 2003.

(6)	Decrease as a result of increased fuel costs due to unhedged fuel positions and forward power sales.

Operation and Maintenance. Operation and maintenance expenses did not change during 2003 compared to the same period in 2002. The detail is as follows:

	Year Ended December 31,
	2003	2002	Change
	(in millions)
Retail energy	$251	$203	$48
Wholesale energy	662	706	(44)
Other operations	—	4	(4)

Consolidated	$913	$913	$—

The net change is detailed as follows (in millions):

Development costs	$(41	)(1)
Severance expense related to restructuring of our wholesale energy operations in 2002	(20)
Planned power generation maintenance projects and outages	(17	)(2)
Consulting fees	(15)
Customer-related costs	5
Facilities reaching commercial operation in 2002 and 2003	15	(3)
Full year for Orion Power	30
Salaries and benefits in retail energy segment	40	(4)
Other, net	3

Net change in expense	$—

(1)	Decrease primarily due to direct write-offs of development costs due to the cancellation of power generations projects in 2002 and less development activity in 2003.

(2)	Decrease primarily due to timing of maintenance projects in the West ($12 million) and Mid-Atlantic ($5 million) regions.

(3)	Increase due to the Hunterstown and Choctaw facilities reaching commercial operation in 2003 and the Channelview facility reaching commercial operation in 2002.

(4)	Increase primarily due to increasing costs throughout 2002 to reach the normal operational level to serve customers in the Texas retail market.

Selling and Marketing. Selling and marketing expenses, which relate to our retail energy business, increased $17 million during 2003 compared to the same period in 2002 due to increased advertising and marketing campaigns associated with obtaining new customers in areas outside of the Houston market.

Bad Debt Expense. Bad debt expense decreased $25 million during 2003 compared to the same period in 2002. The detail is as follows:

	Year Ended December 31,
	2003	2002	Change
	(in millions)
Retail energy	$65	$72	$(7	)(1)
Wholesale energy	(8)	10	(18	)(2)

Consolidated	$57	$82	$(25)

(1)	Decrease primarily due to changes in regulations in September 2002, which allowed us to disconnect customers for non-payment of electric bills.

(2)	Decrease primarily due to (a) a change in methodology and (b) a change in our customer base, which had improved credit, each during 2003.

Other General and Administrative. Other general and administrative expenses decreased $10 million during 2003 compared to the same period in 2002. The decrease is detailed as follows (in millions):

Settlement of pension and postretirement obligations, net	$(47)
Commodity Futures Trading Commission settlement in November 2003	18
Severance costs	25	(1)
Legal costs	(20	)(2)
IT maintenance costs related to retail energy segment start-up	(5)
Contractor services and professional fees	(3)
Rent and utilities	7	(3)
Salaries and benefits	7	(4)
Taxes other than income	8	(5)

Net decrease in expense	$(10)

(1)	Increase primarily due to executive severance costs in 2003.

(2)	Decrease primarily due to California litigation costs that were higher in 2002 as compared to 2003.

(3)	Increase primarily due to rent on two corporate headquarters during the moving process and costs associated with exiting a portion of the corporate headquarters in 2003.

(4)	Increase primarily due to higher long-term incentive compensation benefits.

(5)	Increase primarily due to Texas franchise taxes incurred in 2003 as a result of our corporate structure following the Distribution.

Loss on Sales of Receivables. Loss on sales of receivables, which relates to our retail energy business, increased $27 million during 2003 compared to the same period in 2002. The increase is due primarily to an increase in the amount of receivables sold in 2003 and an increase in the discount factor applied to our receivables facility. See note 8 to our consolidated financial statements.

Accrual for Payment to CenterPoint. See note 13(d) to our consolidated financial statements.

Wholesale Energy Goodwill Impairment. See note 5 to our consolidated financial statements.

Depreciation and Amortization. Depreciation and amortization expense increased $47 million during 2003 compared to the same period in 2002. The detail is as follows:

	Year Ended December 31,
	2003	2002	Change
	(in millions)
Retail energy	$35	$26	$9
Wholesale energy	331	309	22
Other operations	31	15	16

Consolidated	$397	$350	$47

The increase is detailed as follows (in millions):

Impairment charges related to turbines and generators in 2002	$(37)
Early retirement of certain units at the Warren facility in 2002	(15)
Early retirement of certain units at Sayreville and Etiwanda facilities in 2003	14
Information systems placed into service during the first and second quarter of 2003	19
Full year for Orion Power	17
Increased amortization of air emissions regulatory allowances due to higher average prices of allowances used	14
Depreciation for two power generation facilities reaching commercial operation in late July 2003 (Hunterstown and Choctaw)	14
Write-down of office building to fair value less costs to sell in 2003	7
Other, net	14

Net increase in expense	$47

Gains (Losses) from Investments, Net. Gains (losses) from investments, net changed by $25 million during 2003 compared to the same period in 2002. See note 2(p) to our consolidated financial statements.

Income (Loss) of Equity Investments, Net. Income (loss) of equity investments, net changed by $20 million during 2003 compared to the same period in 2002 due primarily to $22 million of business interruption and property/casualty insurance settlements during 2002.

Interest Expense. Interest expense to third parties increased $224 million during 2003 compared to the same period in 2002. The increase is detailed as follows (in millions):

Increase in outstanding debt	$156
Write-off of deferred financing costs in 2003 due to prepayments of debt	55
Amortization of deferred financing costs	41
Higher interest rates	27
Financing fees expensed	10
Unrealized losses on interest rate caps	11
Amortization of warrants	7
Change in reclass from accumulated other comprehensive income/loss for terminated interest rate swaps	(16)
Capitalized interest	(62)
Other, net	(5)

Net increase in expense	$224

Interest Income. Interest income from third parties increased $8 million during 2003 compared to the same period in 2002. The increase is primarily due to interest recognized on receivables related to energy sales in California. See note 14(b) to our consolidated financial statements.

Income Tax Expense. During 2003, our effective tax rate was not meaningful due to the goodwill impairment charge of $985 million, which is non-deductible for income tax purposes. During 2002, our effective rate was 48.6%. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $30 million, excluding the goodwill impairment charge, for 2003 and $31 million for 2002. For analysis of our effective tax rates and reconciling items, see note 12 to our consolidated financial statements.

Risk Factors

The following risk factors should be considered carefully together with the risk factors and contingencies described in “Business” in Item 1 of this Form 10-K, “— Liquidity and Capital Resources” below and notes 13 and 14 to our consolidated financial statements. The risks described in this section are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could also have a material impact on our business operations.

Risks Relating to Selling Electricity

The wholesale and retail electricity markets are highly competitive.

The market for wholesale and retail electricity customers is very competitive. In certain markets, our principal competitors include the local regulated electric utility or its non-regulated affiliate. In other markets, we face competition from independent electric providers, independent power producers and wholesale power providers. In many cases, our competitors have the advantage of long-standing relationships with customers, longer operating histories and/or more capital resources. As a result, it may not be profitable for us to enter into some markets and our ability to retain or increase market share may be hindered.

In general, we compete on the basis of price, service and performance levels and commercial and marketing skills. Other factors affecting our competitive position include our ability to obtain fuel supplies at competitive prices to operate our generation plants and the availability of electricity for resale and related transportation/transmission services. Since many of our energy customers, suppliers and transporters require financial guarantees and other assurances regarding contract performance, our access to letters of credit, surety bonds and other forms of credit support is another factor affecting our ability to compete in the market.

For additional information relating to competitive risks affecting our retail energy segment, see “— Special Risks Relating to Our Retail Business Operations in the Texas Market” below and “Business — Regulation” in Item 1 of this Form 10-K.

Our business is subject to market risks, the impact of which we cannot fully mitigate.

Unlike a traditional regulated electric utility, we are not guaranteed a rate of return on our capital investments. Our results of operations, financial condition and cash flows depend, in large part, upon prevailing market prices for electricity and fuel in our markets. Market prices may fluctuate substantially over relatively short periods of time, potentially adversely affecting our business. Changes in market prices for electricity and fuel may result from the following factors, among others:

•	weather conditions;

•	seasonality;

•	demand for energy commodities;

•	general economic conditions;

•	forced or unscheduled plant outages for us, our competitors and third party providers;

•	disruption of electricity or gas transmission or transportation, infrastructure or other constraints or inefficiencies;

•	increased fuel transportation costs;

•	changes in generating capacity;

•	availability and levels of storage and inventory for fuel stocks;

•	fluctuations in levels of natural gas, crude oil and refined products and coal production;

•	financial position of market participants;

•	changes in market liquidity;

•	natural disasters, wars, embargoes, acts of terrorism and other catastrophic events; and

•	governmental regulation and legislation.

We operate a significant number of power generation plants. To operate these plants, we must enter into commitments with various terms for fuel and transmission capacity or services. Although we attempt to sell forward a significant portion of our generation capacity and to procure the fuel for forward sales, we do not hedge all of our generation plant output and related fuel supply and, thus, changes in commodity prices could positively or negatively affect our business.

In marketing our products, we rely on power transmission and distribution facilities that we do not own or control. If these facilities fail to provide us with adequate transmission capacity, we may not be able to deliver power to our customers.

We depend on power transmission and distribution facilities owned and operated by utilities and others to deliver energy products to our customers. If transmission or distribution is inadequate or disrupted, our ability to sell and deliver our products may be hindered. Any infrastructure failure that interrupts or impairs delivery of electricity could have an adverse effect on our business.

Risks Relating to Ownership of Generation Assets

Operation of power generation facilities involves significant risks that could adversely affect our business.

Our operation of generation assets exposes us to risks relating to the breakdown of equipment or processes, fuel supply interruptions, shortages of equipment, material and labor and other operational risks. In addition, significant portions of our facilities were constructed many years ago. Older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to maintain efficiency, to comply with changing environmental requirements or to provide reliable operations. Such expenditures increase our operating costs. Further, our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to many risks. Any unexpected failure to produce power, including failure caused by breakdown or forced outage, could cause a shortfall in power generation output and require us to purchase power from third parties to meet customer demands. The cost of purchased power under these circumstances could be substantially higher than the cost of generating the power at our plants.

Future changes in the wholesale energy market or sales of generation assets could result in our recognition of additional impairments of goodwill related to our wholesale energy segment.

During 2003, we recognized an impairment of goodwill of $985 million (pre-tax and after-tax), reflecting a decrease in the estimated fair value of our wholesale energy segment. In the future, we could have additional impairments of goodwill that would need to be recognized if our wholesale energy market outlook changes negatively. In addition, our ongoing evaluation of our wholesale energy business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in additional impairment charges related to goodwill, impact our fixed assets’ depreciable lives or result in fixed asset impairment charges.

Certain of our coal contract suppliers have defaulted, or may default, under their delivery obligations, which could adversely affect our business.

Our coal-fueled units represent approximately 25% of our capacity. As of December 31, 2004, we committed to purchase approximately 89% of our expected coal-fuel requirements for 2005 pursuant to coal supply contracts. No individual coal supplier represents more than 23% of our estimated annual coal supply requirements. During 2004, the average price of spot eastern coal increased from $30 per ton to $65 per ton, which represents market prices higher than those for which we contracted to purchase coal. During 2004, two of our coal suppliers, representing 12% of our 2004 contracted coal supplies and 6% of our 2005 expected needs, defaulted under their supply contracts. When our coal or other fuel suppliers fail to perform their obligations, we could be forced to replace the underlying commitment at then-current market prices, which could result in reduced operating results or losses or expose us to the risk of shortfalls in supplies.

Uninsured judgments or a rise in insurance premiums could adversely affect our business.

We have insurance coverage, subject to various limits and deductibles, covering our generation facilities, including property damage insurance and general liability insurance in amounts that we consider appropriate. However, we cannot assure you that insurance coverage will be available in the future on commercially reasonable terms or that the insurance proceeds received for any loss of or any damage to any of our generation facilities will be sufficient to restore the loss or damage without negative impact on our results of operations and financial condition. The costs of our insurance coverage have increased significantly during recent years and may continue to increase in the future, which could adversely affect our business.

Regulatory Risks

Our operations are subject to extensive regulations. Changes in these regulations could adversely affect the cost, manner or feasibility of conducting our business.

We operate in a regulatory environment that is undergoing significant changes as a result of varying restructuring initiatives at both the state and federal levels. We cannot predict the future direction of these initiatives or the ultimate effect that this changing regulatory environment will have on our business. Moreover, existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to our facilities or our commercial activities. Such future changes in laws and regulations may have an adverse effect on our business. For additional information, see “Business — Regulation” in Item 1 of this Form 10-K and note 14 to our consolidated financial statements. Actions by groups such as ISOs and/or market monitors can also adversely affect our business.

If we fail to obtain or maintain any necessary governmental permits or approvals, we may not be able to operate our plants.

To own and operate our generation facilities, we must obtain and maintain permits, approvals and certificates from federal, state and local governmental agencies. In addition, we must also comply with a variety of complex environmental and other regulations. Most of our generation facilities are exempt wholesale generators that sell electricity exclusively into the wholesale market. These facilities are subject to regulation by the FERC regarding rate matters. Although the FERC has authorized us to sell electricity produced from these facilities at market prices, the FERC retains the authority to modify or withdraw our market-based rate authority and to impose “cost of service” rates. Any reduction by the FERC of the rates we may receive for our generation activities could have an adverse effect on our business.

Our retail electric operations also require us to obtain and maintain various permits, approvals and certificates from governmental agencies. In addition, in certain jurisdictions, we must meet minimum requirements to maintain adequate levels of customer service and otherwise comply with local consumer protection and other laws.

Our costs of compliance with environmental laws are significant. The cost of compliance with environmental laws could adversely affect our business.

We are required to comply with numerous environmental laws and regulations, including those related to air emissions, wastewater discharge and the handling, transportation, storage, disposal, release and cleanup of, or exposure to, hazardous substances and wastes. We also must obtain numerous federal, state and local governmental permits in operating our power generation facilities. Such laws and regulations can be revised, reinterpreted or become applicable to our facilities or new laws and regulations could be adopted. We may incur significant costs to comply with these requirements (including the potential need to install expensive plant upgrades), and we may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required approval or if we fail to obtain, maintain or comply with the terms of any such approvals or to comply with any such laws or regulations, we could be subject to civil or criminal penalties, including fines, and the operation of our facilities could be stopped or become subject to additional costs. Further, it may be uneconomical for us to install the necessary equipment at some of our older power generation facilities, which may cause us to shut down those facilities and suffer a loss in generating capacity. The occurrence of any of these events could have an adverse effect on our business.

In addition, we may be responsible for any on-site liabilities associated with the environmental condition of facilities that we have acquired or developed, regardless of when the liabilities arose and whether they are known or unknown and, at times, regardless of who caused such condition. In connection with certain acquisitions and sales of assets, we may obtain, or be required to provide, indemnification against certain environmental liabilities. If we are subject to such liabilities, another party fails to meet its indemnification obligations to us or if we are required to make an indemnification payment to a third party, it could have an adverse effect on our business. For additional information regarding compliance with environmental laws, see “Business — Environmental Matters” in Item 1 of this Form 10-K and note 14(a) to our consolidated financial statements.

We are parties to numerous legal proceedings relating to the “energy crisis” in California and other western states during 2000 and 2001. These proceedings could subject us to potentially significant damage claims, refund obligations and/or could adversely affect our ability to collect certain receivables that we have recorded for certain counterparties in the California market.

We are defendants in a number of lawsuits filed against us that challenge the prices of wholesale electricity and natural gas that we charged in California and other western states. The claims relate primarily to the period between October 2000 and July 2001. However, it is possible that claims may be asserted with respect to other periods.

We are also defendants in a number of cases filed against us alleging that our actions in reporting gas prices and in purchasing gas during 2000 and 2001 caused an increase in gas prices. Additional lawsuits making similar allegations may be filed.

In addition, we are a party to a refund proceeding initiated by the FERC in 2001 regarding wholesale electricity prices that we charged in California from October 2, 2000 through June 20, 2001, which we refer to as the 2000-2001 Refund Proceeding. As of December 31, 2004, our consolidated balance sheet included a $200 million net receivable (which has been adjusted for our estimated refund obligation discussed below) from the Cal ISO and the Cal PX relating to power sales into the markets run by the Cal ISO and the Cal PX subject to the 2000-2001 Refund Proceeding. Although this proceeding has not yet concluded, we currently estimate our refund obligation to be $89 million, based on the most recent refund methodology adopted by the FERC with respect to these receivables.

In September 2004, the United States Court of Appeals for the Ninth Circuit overturned a determination by the FERC that the failure of our subsidiaries to file certain transaction-specific information with the FERC in periods prior to October 2000 did not result in a refund obligation to the extent that the subsidiaries sold energy at prices above “just and reasonable” rates. The court has ordered the FERC to reconsider its remedial options, which the court noted could include possible refunds. We are not in a position to predict the ultimate impact of the court’s decision or the FERC’s reconsideration of its remedial options upon remand. As a result, our estimate of potential refund obligations in the 2000-2001 Refund Proceeding does not include the impact of additional refunds being ordered by the FERC for periods prior to October 2000.

The issues relating to the foregoing legal and regulatory proceedings are complex and involve a number of pending court and regulatory proceedings. The resolution of these matters is uncertain and could range from litigating certain of these matters to conclusion to resolving certain of these matters through settlement, or some combination of both litigation and settlement. A number of energy companies have entered into settlement agreements with the State of California, certain California utilities and various other parties to resolve certain litigation and receivable refund issues related to the California energy crisis. The terms and the scope of these settlements vary. However, many of the settlements required the participating energy companies to make substantial cash payments and waive their rights to collect receivables related to certain sales in the California market. We have also from time to time pursued and are continuing to pursue the possible settlement of a number of the litigation and regulatory issues relating to the disputes arising out of the western states energy crisis. There can be no assurance that any settlements relating to these matters will be reached. In the event that settlements did result from these discussions they would likely include provisions similar to the prior settlements discussed above that have been entered into by other energy suppliers in the California market. We are unable to predict at this time the outcome of the litigation proceedings and related settlement discussions. For additional information, see note 14 to our consolidated financial statements.

We are parties to numerous other legal and regulatory proceedings that could subject us to potentially significant damage claims.

We are defendants in a number of legal and regulatory proceedings (in addition to proceedings relating to the western states energy matters), including shareholder class action lawsuits filed against us and CenterPoint and lawsuits alleging breaches of fiduciary duties in violation of the Employee Retirement Income Security Act. These and other lawsuits are described in note 14 to our consolidated financial statements.

Risks Relating to Our Retail Business Operations (Including Special Risks Related to Our Texas Retail Operations)

Our results of operations could be materially affected by decisions of the PUCT regarding the “price-to-beat” and related regulatory matters.

The PUCT-approved price, or “price-to-beat,” that we are currently required to make available to residential and small commercial customers in the Houston area includes a component that can be adjusted to reflect changes in the market price of fuel and purchased power costs. This component, commonly known as the fuel factor, was originally established in 2001 and is fixed until such time as the PUCT grants an adjustment. Under current PUCT rules, we can apply for an adjustment not more than twice a year if we can demonstrate there have been significant changes in the market price of natural gas or purchased energy to serve retail customers.

The price of natural gas embedded in our power supply purchases, associated with our “price-to-beat” energy commitments, can be different than the price of natural gas reflected in the fuel factor component of our “price-to-beat” revenue rate due to:

•	varying hedge strategies used and the timing of entering into such hedges;

•	subsequent changes in the overall price of natural gas;

•	daily, monthly or seasonal fluctuations in the price of natural gas relative to the 12-month forward prices;

•	changes in market heat rate (i.e., the relationship between power and natural gas prices);

•	timing of prospective fuel factor adjustments; and

•	other factors.

To the extent that our power supply costs are greater than the “price-to-beat” fuel factor in any given period, our business in that period could be adversely affected.

For information regarding an agreement entered into with the PUCT staff and certain consumer groups regarding adjustments to our “price-to-beat” in 2005, including certain risks associated with a failure of the PUCT to approve such agreement, see “Business — Regulation — Public Utility Commission of Texas.”

We may experience a near-term reduction in our retail energy segments gross margin when the “price-to-beat” rates are adjusted for stranded costs.

In December 2004, the PUCT determined the “stranded costs” of CenterPoint. Following this determination, the PUCT will revise the “non-bypassable charges” to compensate CenterPoint for its stranded costs. Non-bypassable costs are charges for the delivery of power by CenterPoint and other regulated transmission and distribution companies. We requested the PUCT to set a schedule to adjust the “price-to-beat” concurrently with the revision to CenterPoint’s non-bypassable charges to reflect all changes in these charges since January 1, 2002. As part of this request, the PUCT has the ability to review the fuel factor in our “price-to-beat” rates, which could trigger a near-term reduction in our retail energy segment’s gross margins when the “price-to-beat” rates are adjusted for stranded costs. Until the “price-to-beat” is adjusted, any approved increase in CenterPoint’s non-bypassable charges will be borne by us. We cannot predict at this time the change in the level of non-bypassable charges that CenterPoint will be granted, nor can we predict the timing or size of any adjustment to the “price-to-beat.”

We have experienced declines in our retail gross margins in the Texas market and such declines may continue into the foreseeable future or possibly accelerate.

Our retail gross margins may be affected by a number of factors, including increased competition, energy supply and hedging costs and the “price-to-beat” rates. In addition, although we have benefited from our ability to enter into favorable hedging arrangements with respect to our energy supply costs, our retail margins may be negatively affected if the hedging arrangements that we enter into in future periods are less favorable than historical hedging arrangements.

We may lose a significant number of customers and a significant portion of our market share in Texas.

We provide electricity and energy efficiency services to residential, small commercial and large commercial, industrial and governmental/institutional customers in the Houston area as well as in other parts of the ERCOT Region. We or any other electric provider can provide services to these customers at any negotiated price. The market for these customers is competitive and any of these customers that select us to be their provider may subsequently decide to switch to another provider at the conclusion of their contract with us. Consequently, we may lose a significant portion of our market share in Texas.

We are dependent upon third party providers of capacity and energy to supply our retail customer obligations in Texas.

We do not own sufficient generating resources in Texas to supply all of the electricity requirements of our retail business in this market. As a result, we must purchase substantially all of the generation capacity necessary to supply our retail energy business in Texas from third parties. As of December 31, 2004, we had entered into contracts to purchase generation capacity averaging 8,759 MW per month in 2005, 3,409 MW per month in 2006 and 957 MW per month in 2007. Based on current market conditions, existing retail sales commitments and current load forecasts, we estimate that these contracts will supply approximately 91%, 55% and 15% of the current estimated capacity requirements of our retail energy business for 2005, 2006 and 2007, respectively. Consequently, our financial performance depends heavily on the performance by our suppliers under these long-term contracts.

During 2004, the largest supplier of generation capacity for our Texas retail energy business was Texas Genco, which accounted for approximately 40% of our supply requirements. We expect to continue to contract with third parties, including Texas Genco, for a substantial portion of our Texas retail energy business’ power requirements. In addition, we may seek to supplement our market-based purchases of power over time with the purchase of individual generation assets; although, there can be no assurance as to the timing or success of such future acquisition efforts.

We are dependent on metering systems that we do not own or control. Failure to receive accurate and timely information could adversely affect our business.

We are dependent on the transmission and distribution utilities for reading our customers’ energy meters. We also rely on the local transmission and distribution utility or, in some cases, the ISO, to provide us with our customers’ information regarding energy usage; and we may be limited in our ability to confirm the accuracy of the information. If we receive incorrect or untimely information from the transmission and distribution utilities, we could have difficulty properly billing our customers and collecting amounts owed to us. Failure to receive correct and timely information could have an adverse effect on our business.

Changes in estimates for retail energy sales and costs as a result of problems the ERCOT ISO’s information and other systems could have an adverse effect on our business or results of operations.

The ERCOT ISO’s responsibilities include ensuring that information relating to a customer’s choice of retail electric provider, including data needed for ongoing servicing of customer accounts, is conveyed in a timely manner to the appropriate parties. Problems in the flow of information between the ERCOT ISO, the transmission and distribution utilities and the retail electric providers have resulted in delays and other problems in enrolling, switching and billing customers. When all involved parties do not successfully process customer enrollment transactions, ownership records in the various systems supporting the market are not synchronized properly and subsequent transactions for billing and settlement are adversely affected. The potential impacts could include us not being the electric provider-of-record for intended or agreed upon time periods, delays in receiving customer consumption data that is necessary for billing, the incorrect application of rates or prices and wholesale imbalances in our electricity supply and actual sales.

The ERCOT ISO is also responsible for handling scheduling and settlement for all electricity supply volumes in the ERCOT Region. The ERCOT ISO plays a vital role in the collection and dissemination of metering data from the transmission and distribution utilities to the retail electric providers. We and other retail electric providers schedule volumes based on forecasts, which are based, in part, on information supplied by the ERCOT ISO. To the extent that these amounts are not accurate or timely, we could have incorrectly estimated our scheduled volumes and supply costs. For additional information on the risks associated with the ERCOT ISO, see “— New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates — Critical Accounting Estimates” in this Form 10K.

Payment defaults by other retail electric providers to ERCOT could have an adverse affect on our business.

In the event of a default by a retail electric provider of its payment obligations to ERCOT, the portion of the obligation that is unrecoverable by ERCOT is assumed by the remaining market participants in proportion to each participant’s load ratio share. We would pay a portion of the amount owed to ERCOT should such a default occur if ERCOT is not successful in recovering such amounts. The default of a retail electric provider in its obligations to ERCOT could have an adverse effect on our business.

General Business Risks

Our long-term strategic plans are predicated upon the continuation of a trend toward greater competitive markets in the energy industry.

Our wholesale and retail energy businesses operate in the deregulated segments of the electric power industry. The success of our long-term strategic plans is predicated upon the continuation of the trend toward greater competitive markets in this industry. If the trend towards competitive restructuring of the electric power industry is reversed, discontinued or delayed, our business could be adversely affected.

Our efforts to achieve investment grade status may not be successful.

Our ability to achieve investment grade status is dependent upon, among other things, our success in enhancing our profitability, managing and reducing our costs (including achieving our adjusted net debt-to-EBITDAR objectives), divesting non-strategic assets or assets that perform marginally and resolving on commercially acceptable terms many of the pending litigation and regulatory proceedings to which we are subject. Although we have taken a number of steps toward achieving each of these objectives, our ability to meet these objectives continues to remain subject to numerous risks and uncertainties as outlined below. In addition, even if we achieve credit metrics consistent with those traditionally ascribed by rating agencies to investment grade companies, there is no guarantee that rating agencies will automatically assign us investment grade status.

Our efforts at cost reduction may not be successful.

We have implemented programs designed to save a total target of $340 million in annual cost savings by 2006 through reductions in our overhead and operating costs and implementation of process efficiencies. The first cost rationalizing program, which involved “right-sizing” with no strategic or structural changes, totals approximately $140 million and is largely complete. A second cost reduction program that commenced in 2004 has a target of $200 million in savings by the end of 2006 to be achieved in two phases. The first phase is virtually complete and involved simplifying our corporate structure. The second phase, which is ongoing, involves implementing process improvements across our organization. By the end of 2004, we realized approximately $270 million related to our cost reduction programs.

Although we intend to continue to identify and pursue opportunities to restructure our business operations in order to reduce our costs and our liquidity and capital requirements, our ability to reduce our cost structure, while maintaining prudent operating standards, is limited. In addition, as we review and make changes in our internal cost structure, we likely will incur increased short-term costs due to severance payments and restructuring processes. It is also possible that in restructuring and simplifying our operations we may increase the risk of an impairment of certain assets, such as information technology systems, to the extent that changes in our business eliminate the need for such assets.

As part of our cost-reduction efforts, we have consolidated a number of our internal risk controls and other support functions and made significant reductions in our corporate overhead. Although we believe that our internal controls will continue to be effective and adequate for our restructured operations, there could be increased risks as a result of reduced personnel and changing processes, including information technology systems.

We may not be successful in achieving our objective to reduce our adjusted net debt-to-EBITDAR by 2006.

We intend to reduce our adjusted net debt-to-EBITDAR ratio by the end of 2006. To meet this objective, we have sold certain business operations and assets, curtailed plans to construct new electric generation and retired or mothballed generation units that are currently not economic to operate. Although the implementation of these strategies has enabled us to make progress in achieving our debt reduction targets, our ability to achieve these targets remains subject to a number of assumptions, including assumptions regarding our future performance, including achieving cost savings, and the performance of the markets in which we operate.

In addition, our ability to achieve our objective to reduce our adjusted debt-to-EBITDAR targets by 2006 is dependent, in part, on our ability to divest non-strategic assets and/or raise money to pay down debt by issuing securities in the capital market. Our ability to divest assets is dependent on numerous factors over which we may not have control, including market conditions, timing factors and unanticipated changes in regulations and laws. In addition, the terms of our credit agreements impose certain restrictions on our ability to sell assets, including a requirement that we receive consideration for assets sold equal to their fair market value (as defined in the credit agreement) and that at least 90% of the consideration we receive be in the form of cash or cash equivalents (as defined under our credit agreements). Our ability to raise cash in the capital markets to pay down debt is subject to uncertainties and risks associated with our future performance, market conditions in the retail and wholesale energy markets and other factors over which we have no control.

The ultimate outcome of lawsuits and regulatory proceedings to which we are a party could have an adverse affect on our business and impair our ability to achieve our objective to obtain investment grade status.

We are party to numerous lawsuits and regulatory proceedings relating to our historical trading and wholesale energy activities. In addition, various state and federal governmental agencies have conducted investigations relating to these activities, including the California Attorney General, the FERC and criminal investigations by the United States Attorneys for the Northern District of California and the Southern District of Texas. The ultimate disposition of some of these matters could have an adverse effect on our business, including our objective to achieve investment grade status. For additional information, see note 14 to our consolidated financial statements.

Our business and ability to access capital and insurance could be adversely affected by terrorist attacks or related acts of war.

The uncertainty associated with the military activity of the United States and other nations and the risk of future terrorist activity may affect our results of operations and financial condition in unpredictable ways. These actions could result in adverse changes in the insurance markets and disruptions of power and fuel markets. In addition, our generation facilities or the power transmission and distribution facilities could be targets of terrorist activity. The risk of terrorist attacks or acts of war could also adversely affect the United States economy, create instability in the financial markets and, as a result, have an adverse effect on our ability to access capital on terms and conditions acceptable to us.

Our business operations expose us to the risk of non-performance by counterparties.

Our operations are exposed to the risk that counterparties who owe us money or commodities and services, such as power, natural gas or coal, will not perform their obligations. When such parties fail to perform their obligations, we might be forced to replace the underlying commitment at then-current market prices. In this event, we could incur reduced operating results or losses.

In our business operations, we often extend credit to our counterparties. Many of these parties have below-investment grade credit ratings. Despite using collateral agreements to mitigate against these credit risks, we are exposed to the risk that we may not be able to collect amounts owed to us. To the extent a counterparty fails to perform and any collateral we have secured is insufficient, we will incur additional losses. See “Quantitative and Qualitative Disclosures about Non-Trading and Trading Activities and Related Market Risks — Credit Risk” in Item 7A of this Form 10-K.

Risks Related to Our Corporate and Financial Structure

Our leverage and debt service obligations may adversely affect our business.

We have now and will continue to have a significant amount of debt outstanding. As of December 31, 2004, we had total consolidated debt of $5.2 billion and stockholders’ equity of $4.4 billion. Our level of indebtedness could:

•	make it difficult for us to satisfy our obligations, including debt service requirements;

•	limit our ability to obtain additional financing to operate our business;

•	place us at a competitive disadvantage as compared to less leveraged companies;

•	impact the evaluation of our creditworthiness by counterparties to commercial agreements;

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates and volatility in commodity prices; and

•	require us to dedicate a substantial portion of our cash flows to payments on our debt, thereby reducing funds that would otherwise be available for our operations and future business opportunities.

The incurrence of additional debt could make it more likely that we will experience some or all of the above-described risks.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

Although our credit and debt agreements contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. As of December 31, 2004, our revolving credit agreements permitted us to borrow up to an additional $880 million. If new debt is added to our current debt levels, the risks that we now face could substantially increase. See note 8 to our consolidated financial statements.

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

Based on our current level of anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future needs for at least the next twelve months. For further discussion of our current liquidity situation and related impacts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K.

We cannot assure you that our businesses will generate sufficient cash flows from operations to enable us to pay the principal and interest on our debt or to fund our other liquidity needs. We may not be successful in realizing the cost savings and operating improvements that we currently anticipate. If commodity prices increase substantially in the near term, our liquidity could be severely strained. We may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot assure you that we will be able to refinance the indebtedness on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	our senior debt lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

We may not have adequate liquidity, including to post required amounts of additional collateral or meet guarantee and indemnification obligations.

We have guaranteed or indemnified the performance of a portion of our subsidiary obligations, including those involved in hedging activities. If these guarantee and indemnity obligations were to become due and payable at one time, our subsidiaries, or we, as the case may be, may not be able to satisfy all of these obligations. In addition, if commodity prices change substantially in the near term, our liquidity could be severely strained, including by requirements under our commodity agreements to post additional collateral.

In certain cases, our counterparties have elected not to require us to post collateral to which they are otherwise entitled under certain agreements. However, these counterparties retain the right to request such collateral. Factors that could trigger increased demands for collateral include additional adverse changes in our industry, negative regulatory or litigation developments and/or changes in commodity prices. Based on commodity prices, we estimate that as of February 15, 2005, we could have been contractually required to post additional collateral of up to $152 million related to our operations.

The terms of our debt may severely limit our ability to plan for or respond to changes in our business and the failure to comply with such terms may adversely affect our business.

Our credit and debt agreements restrict our ability to take specific actions in planning for and responding to changes in our business without the consent of our lenders and noteholders, even if such actions may be in our best interest. Our credit facilities also require us to maintain specified financial ratios and meet specific financial tests. Our ability to comply with these covenants, as they currently exist or as they may be amended, may be affected by many events beyond our control and our future operating results may not allow us to comply with the covenants, or in the event of a default, to remedy that default. Our failure to comply with these financial covenants or to comply with the other restrictions in our credit and debt agreements could result in a default, which could cause that indebtedness to become immediately due and payable. If we are unable to repay those amounts, the holders of our debt could proceed against the collateral granted to them to secure that indebtedness. If those lenders accelerate the payment of our debt, we cannot assure you that we could pay that indebtedness immediately and continue to operate our business.

In addition, our credit and debt agreements contain other covenants that restrict, among other things, our ability to:

•	pay dividends or distributions on, or redeem or repurchase, our capital stock;

•	make investments;

•	transfer or sell assets unless the proceeds from those asset sales are used to repay debt;

•	engage in transactions with affiliates;

•	create liens on our assets;

•	engage in certain business activities; and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.

An increase in short-term interest rates could adversely affect our cash flows.

As of December 31, 2004, we had $2.0 billion of outstanding floating rate debt. Any increase in short-term interest rates would result in higher interest costs and could have an adverse effect on our business. While we may seek to use interest rate swaps or other derivative instruments to hedge portions of our floating-rate exposure, we may not be successful in obtaining hedges on acceptable terms.

Our non-investment grade credit ratings and the perceived negative credit worthiness of merchant energy companies in the financial markets could adversely affect our ability to access capital on acceptable terms, commercialize our assets and engage in hedging activities.

Our credit ratings are below investment grade and are likely to remain below investment grade for the foreseeable future. Our non-investment grade credit ratings could limit our ability to refinance our debt obligations and access the capital markets on terms that are favorable to us. In addition, to the extent that our credit ratings remain below investment grade, commercial counterparties may decline to conduct business with us or such parties may require us to pledge cash collateral, post letters of credit or provide other similar credit support. These requirements constitute a significant constraint on our liquidity and cash resources and could have an adverse effect on our business.

Our historical financial results as a subsidiary of CenterPoint may not be representative of our results as a separate company.

The historical financial information relating to periods prior to our separation from CenterPoint does not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been a separate, stand-alone entity during such periods. Our costs and expenses during such periods reflect charges from CenterPoint for centralized corporate services and infrastructure costs. These allocations have been determined based on assumptions that we and CenterPoint considered to be reasonable under the circumstances. This historical financial information is not necessarily indicative of what our results of operations, financial condition and cash flows will be in the future. We may experience significant changes in our cost structure, funding and operations as a result of our separation from CenterPoint, including increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, stand-alone company.

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

Sources of Liquidity and Capital Resources

Our principal sources of liquidity and capital resources are cash flows from operations, borrowings under our revolving credit and asset securitization facilities and proceeds from certain debt and equity offerings.

Cash Flows from Operations. All of our operations are conducted by our subsidiaries. As a result, Reliant Energy’s cash flow is dependent upon the receipt from its subsidiaries of cash dividends, distributions, payments associated with intercompany borrowings or other transfers of cash generated by their operations. For a description of factors that could affect the cash flows from operations, see “— Risk Factors” in this Form 10-K and notes 2(m) and 8 to our consolidated financial statements.

Credit Capacity, Cash and Cash Equivalents. As of December 31, 2004, we had consolidated current and long-term debt outstanding of $5.2 billion and our unused borrowing capacity was $880 million from our revolving credit agreements. As of December 31, 2004, $384 million of our committed credit facilities are to expire by December 31, 2005. For a discussion of our credit facilities, bonds, notes and other debt, see note 8 to our consolidated financial statements.

All of our major credit and other debt agreements contain restrictive covenants. Failure to comply with these covenants could have a number of effects, including limitations on our ability to make additional borrowings under our credit facilities, increases in borrowing costs and the acceleration of indebtedness. For additional information regarding these covenants, and the impact of a default under these covenants on our ability to borrow funds, see “— Risk Factors” in this Form 10-K and note 8 to our consolidated financial statements.

Shelf Registration. We issued $750 million of debt securities in December 2004 under our $3.5 billion shelf registration statement. See note 8 to our consolidated financial statements.

Factors Affecting Future Sources of Liquidity and Capital Resources. Although we are committed to identifying opportunities through restructuring our business operations and otherwise to reduce our liquidity needs, it is possible that we may need to incur additional debt or to issue equity or convertible instruments (subject to restrictions contained in our credit facilities and other debt agreements) to meet future obligations. Our ability to supplement our liquidity and capital resources could be affected by a number of factors, including those discussed in “— Risk Factors” in this Form 10-K.

Although we have completed a number of financing transactions in 2004 and 2003, we anticipate that continuing depressed conditions within the wholesale electric markets, our sub-investment grade credit ratings and other uncertainties will continue to have an impact on our ability to borrow funds on acceptable terms. If we require, but are unable to obtain, additional sources of financing to meet our future capital requirements, our financial condition and future results of operations could be adversely affected. Our current credit ratings are, and are likely to remain for the next few years, below investment grade. See “— Risk Factors” in this Form 10-K.

Liquidity and Capital Requirements

Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures, debt service requirements and collateral requirements. Examples of working capital needs include purchases of fuel and electricity, plant maintenance costs (including required environmental expenditures) and corporate costs such as payroll.

During 2003 and 2004, we set a total target of $340 million in annual cost savings by 2006 through reductions in our overhead and operating costs and implementation of process efficiencies. Approximately $270 million has been realized to date. For additional discussion, see “— Risk Factors” in this Form 10-K.

Capital Expenditures. The following table sets forth the capital expenditures we incurred in 2004 and the estimates of these expenditures for 2005 through 2007:

	2004	2005	2006	2007
	(in millions)
Maintenance capital expenditures:
Retail energy	$3	$13	$10	$6
Wholesale energy(1) (2)	67	59	70	132
Other operations	6	10	8	5

	76	82	88	143
Construction of new generating facilities	97	14	—	—

Total capital expenditures	$173	$96	$88	$143

(1)	We anticipate spending up to $83 million in capital expenditures from 2005 through 2007 for environmental compliance, totaling approximately $21 million, $15 million and $47 million for 2005, 2006 and 2007, respectively, which are included in these amounts in this table.

(2)	In addition, we expect to spend $10 million for 2005 through 2009 for pre-existing environmental conditions and remediation, all of which have been provided for in our consolidated balance sheet as of December 31, 2004 and are excluded from this table.

Major Maintenance Expenses. The following table sets forth the major maintenance expenses we incurred in 2004 and the estimates of these expenses for 2005 through 2007:

	2004	2005	2006	2007
	(in millions)
Major maintenance cash expenses	$100	$128	$114	$146

Sales Commitments. As of December 31, 2004, we have sales commitments, including electric energy and capacity sales contracts, which are not classified as derivative assets and liabilities and hence are not included in our consolidated balance sheet. The estimated minimum sales commitments under these contracts are as follows (in millions):

2005	$1,912
2006	716
2007	227
2008	98
2009	72

Total	$3,025

Contractual Obligations and Contractual Commitments. In the following table, we provide disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements and purchase obligations, as of December 31, 2004 for 2005 through 2010 and thereafter:

Contractual Obligations	Total	2005	2006	2007	2008	2009	2010 and thereafter
	(in millions)
Debt, including credit facilities(1)	$8,481	$619	$395	$383	$387	$591	$6,106
REMA operating lease payments	1,263	75	64	65	62	63	934
Other operating lease payments	669	92	90	64	60	61	302
Derivative liabilities	720	409	119	82	68	16	26
Other commodity commitments	4,437	1,951	686	353	257	135	1,055
Stadium naming rights	256	10	10	10	10	10	206
Maintenance agreements obligations	369	30	26	39	34	27	213
Estimated pension and postretirement benefit payments	164	1	2	3	4	5	149
Other	40	7	30	3	—	—	—

Total contractual cash obligations	$16,399	$3,194	$1,422	$1,002	$882	$908	$8,991

(1)	Amounts include interest. Interest on floating rate debt was estimated using projected forward LIBOR rates as of December 31, 2004.

In most cases involving our commercial contracts and/or guarantees, the impact of further rating downgrades is negligible. The following table details our cash collateral posted and letters of credit outstanding as of February 15, 2005:

	Total	Reliant Energy	Orion Power	Other
	(in millions)
Cash collateral posted:
For commercial operations	$566	$561	$5	$—
In support of financings	28	—	—	28

	$594	$561	$5	$28

Letters of credit outstanding:
For commercial operations	630	608	22	—
In support of financings	22	—	—	22

	$652	$608	$22	$22

For discussion about our potential collateral requirements as of February 15, 2005 and other risks related to liquidity, see “— Risk Factors” in this Form 10-K.

We are involved in a number of legal, environmental and other proceedings before courts and governmental agencies. We are also subject to ongoing investigations by certain governmental agencies. Although we cannot predict the outcome of these proceedings, many of these matters involve substantial claim amounts that, in the event of an adverse judgment, could have a material adverse effect on our results of operations, financial condition and cash flows. For additional information, see note 14 to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2004, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see note 2(c) to our consolidated financial statements.

Historical Cash Flows

The following table provides an overview of cash flows relating to our operating, investing and financing activities:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Cash provided by (used in):
Operating activities	$289	$869	$516
Investing activities	719	1,042	(3,487)
Financing activities	(1,047)	(2,889)	3,985

Cash Flows — Operating Activities

2004 Compared to 2003 and 2003 Compared to 2002. Net cash provided by operating activities decreased $580 million during 2004 compared to the same period in 2003. Net cash provided by operating activities increased $353 million during 2003 compared to the same period in 2002. The changes are detailed as follows:

	Year Ended December 31,
	2004 Compared to 2003		2003 Compared to 2002
	(in millions)
Changes in working capital and other assets and liabilities	$(325	)(1)	$315	(3)
Changes in cash flows from operations, excluding working capital and other assets and liabilities	(201	)(2)	(5	)(4)
Changes in cash flows related to our discontinued operations	(54)		43

Net change	$(580)		$353

(1)	Change in net cash outflows to $264 million in 2004 from net cash inflows of $61 million for the same period in 2003 due to an increase in cash used to meet working capital and other assets and liabilities requirements. See further analysis below.

(2)	Decrease in net cash inflows to $549 million in 2004 from $750 million for the same period in 2003. See “— Consolidated Results of Operations” in this Form 10-K.

(3)	Change in net cash inflows to $61 million in 2003 from net cash outflows of $254 million for the same period in 2002 due to decrease in cash used to meet working capital and other assets and liabilities requirements. See further analysis below.

(4)	Decrease in net cash inflows to $750 million in 2003 from $755 million for the same period in 2002. See “— Consolidated Results of Operations” in this Form 10-K.

Year Ended December 31, 2004. Changes in working capital and other assets and liabilities from continuing operations for 2004 are detailed as follows (in millions):

Increase in margin deposits on energy trading and hedging activities	$(451)
Payment to CenterPoint	(177)
Decrease in restricted cash	215
Receivables facility proceeds, net	232
Net purchase of emissions credits	(64)
Net change in accounts and notes receivable and unbilled revenue and accounts payable	(18	)(1)
Settlement of volumes delivered	21	(2)
Other, net	(22)

Cash used	$(264)

(1)	Net change due to increase in accounts receivable and unbilled receivables primarily due to increases in sales price to “price-to-beat” customers in our retail operations partially offset by an increase in net power purchase obligations in our wholesale energy business.

(2)	Relates to volumes delivered under contracted electricity sales to large commercial, industrial and governmental/institutional customers and the related energy supply contracts, which were previously recognized as unrealized earnings in prior periods.

Year Ended December 31, 2003. Changes in working capital and other assets and liabilities from continuing operations for 2003 are detailed as follows (in millions):

Decrease in margin deposits on energy trading and hedging activities	$223	(1)
Receivables facility proceeds, net	23
Increase in restricted cash	(72)
Settlement of volumes delivered	66	(2)
Decrease in taxes receivable	55	(3)
Purchase of interest rate caps	(29)
Net purchases of emission credits	(65)
Net change in accounts and notes receivable and unbilled revenue and accounts payable	(95	)(4)
Net option premiums purchased	(101)
Other, net	56

Cash provided	$61

(1)	Decrease in cash deposits primarily due to the conversion of collateral posted to letters of credit from cash.

(2)	See footnote (2) above under “Cash Flows — Operating Activities — Year Ended December 31, 2004.”

(3)	Decrease primarily due to net federal tax refunds of $78 million received in 2003.

(4)	Net change due to reduced accounts payable primarily resulting from decreased purchased power and fuel purchases in our wholesale energy segment as a result of reduced hedging activities, offset by decreased accounts receivable related to decrease in power sales volumes in our wholesale energy segment.

Year Ended December 31, 2002. Changes in working capital and other assets and liabilities from continuing operations for 2002 are detailed as follows (in millions):

Increase in margin deposits on energy trading and hedging activities	$(193	)(1)
Receivables facility proceeds, net	95
Decrease in restricted cash	298	(2)
Net change in accounts and notes receivable and unbilled revenue and accounts payable	(380	)(3)
Increase in lease payments related to REMA	(79)
Increase in taxes receivable	(60)
Increase in inventory	(57	)(4)
Settlement of forward starting interest rate swaps	(55)
Two structured transactions settled in 2002	121	(5)
Decrease in collateral deposits related to an operating lease	136
Other, net	(80)

Cash used	$(254)

(1)	Increase primarily due to downgrades in our credit ratings in 2002.

(2)	Decrease primarily attributable to REMA’s funds becoming effectively unrestricted pursuant to REMA’s lease obligations, partially offset by Orion Power’s operations.

(3)	Change in receivables due to the start-up of our retail energy segment in 2002 as a result of the opening of the Texas retail market to full competition in January 2002 and timing of cash payments on accounts payable of our wholesale energy segment.

(4)	Increase due primarily to fuel inventory related to our wholesale energy segment.

(5)	See note 6(a) to our consolidated financial statements.

Cash Flows — Investing Activities

2004 Compared to 2003. Net cash provided by investing activities decreased $323 million during 2004 compared to the same period in 2003, primarily due to cash inflows of $1.6 billion in 2003 from our discontinued operations, partially offset by net proceeds of $870 million (or $863 million after transaction costs of $7 million) from the sale of our hydropower plants in September 2004. See notes 20 and 21 to our consolidated financial statements. In addition, capital expenditures have decreased related to our power generation development projects as two facilities were completed in July 2003, one facility was completed in February 2004 and one facility was completed in October 2004. See discussion below.

2003 Compared to 2002. Net cash provided by/used in investing activities changed by $4.5 billion during 2003 compared to the same period in 2002, primarily due to the acquisition of Orion Power for $2.9 billion in 2002. In addition, cash flows provided by investing activities of our discontinued operations increased $1.5 billion in 2003 compared to 2002. See discussion below.

Year Ended December 31, 2004. Net cash provided by investing activities during 2004 was $719 million, primarily due to cash flows of $865 million from our discontinued operations mainly due to net proceeds from the sale of our hydropower plants. This was offset by cash outflows due to capital expenditures of $173 million ($97 million for growth capital expenditures and $76 million for maintenance capital expenditures) primarily related to our power generation operations and development of power generation projects.

Year Ended December 31, 2003. Net cash provided by investing activities during 2003 was $1.0 billion, primarily due to cash inflows of $1.6 billion from our discontinued operations primarily due to net proceeds from the sales of our European energy operations ($1.4 billion) and our Desert Basin plant operations ($285 million). See notes 19 and 20 to our consolidated financial statements. This was offset by cash outflows due to capital expenditures of $570 million ($398 million for growth capital expenditures and $172 million for maintenance capital expenditures) primarily related to our power generation operations and development of power generation projects.

Year Ended December 31, 2002. Net cash used in investing activities during 2002 was $3.5 billion, primarily due to the acquisition of Orion Power for $2.9 billion in February 2002 and $620 million in capital expenditures ($310 million for growth capital expenditures and $310 million for maintenance capital expenditures) primarily related to our power generation operations and development of power generation projects. This was offset by cash inflows of $98 million from our discontinued operations primarily due to a $137 million cash dividend from our discontinued European energy operation’s equity investment in NEA, B.V., formerly the coordinating body for the Dutch electric generating sector.

Cash Flows — Financing Activities

2004 Compared to 2003. Net cash used in financing activities during 2004 decreased $1.8 billion during 2004 compared to the same period in 2003. See discussion below.

2003 Compared to 2002. Net cash used in/provided by financing activities changed by $6.9 billion during 2003 compared to the same period in 2002. See discussion below.

Year Ended December 31, 2004. Net cash used in financing activities during 2004 is detailed as follows (in millions):

Prepayments of term loan	$(1,785)
Repayments of Orion MidWest credit facility	(403)
Repayments on revolving credit facility	(183)
Net payments on receivables facility	(123)
Payments of financing costs	(82)
Proceeds from additional PEDFA bond issuance for Seward generation plant	100
Net borrowings under new senior priority revolver	199
Proceeds from senior secured notes issued December 2004	750
Proceeds from issuance of term loan in December 2004	1,300
Discontinued operations	(806)
Other, net	(14)

Cash used in financing activities	$(1,047)

Year Ended December 31, 2003. Net cash used in financing activities during 2003 is detailed as follows (in millions):

Prepayments of senior secured term loans	$(2,048)
Net payments of senior secured revolving credit facility	(1,108)
Prepayment of senior revolving credit facility in conjunction with March 2003 refinancing	(350)
Payments of financings costs	(184)
Net payments on Orion MidWest term loan and revolving working capital facility	(135)
Draws under letters of credit to provide support for REMA’s lease obligations	42
Borrowings under a financing commitment	95
Proceeds from additional PEDFA bond issuance for Seward generation plant	100
Proceeds from convertible senior subordinated notes issued June and July 2003	275
Proceeds from senior secured notes issued July 2003	1,100
Discontinued operations	(758)
Other, net	82

Cash used in financing activities	$(2,889)

Year Ended December 31, 2002. Net cash provided by financing activities during 2002 of $4.0 billion is primarily due to an increase in short-term borrowings used to fund the acquisition of Orion Power and an increase in working capital to meet future obligations and other working capital requirements. In addition, net cash provided by financing activities increased due to decreased investments of excess cash in an affiliate of CenterPoint. These cash inflows were partially offset by the purchase of $200 million in principal amount of the Orion Power Holdings 4.5% convertible senior notes. See note 8 to our consolidated financial statements.

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

For discussion regarding new accounting pronouncements that will impact us, see note 2 to our consolidated financial statements.

Significant Accounting Policies

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. For discussion regarding our significant accounting policies, see note 2 to our consolidated financial statements.

Critical Accounting Estimates

We make a number of estimates and judgments in preparing our consolidated financial statements. These estimates, to the extent they differ from actual results, can have a significant impact on our recorded assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. In this section, we discuss those estimates that we deem to be “critical accounting estimates.” We consider an estimate to be a “critical accounting estimate” due to either (a) the level of subjectivity or judgment necessary to account for highly uncertain matters or (b) the susceptibility of such matters to change, and that could have a material impact on the presentation of our financial condition or results of operations. The Audit Committee of our Board of Directors reviews each critical accounting estimate with our senior management.

Goodwill.

As of November 1 of each year, we test goodwill for each of our reporting units. In addition, we test goodwill if an event occurs indicating that an asset carrying value may not be recoverable. The following table shows net goodwill by reportable segment for the indicated period:

	December 31,
	2004			2003
	Retail Energy	Wholesale Energy	Consolidated	Retail Energy	Wholesale Energy	Consolidated
	(in millions)
Goodwill	$53	$388	$441	$53	$430	$483

In 2003, we recognized impairment charges totaling $985 million related to our wholesale energy reporting unit. In 2002, we recognized impairment charges totaling $716 million related to our European energy segment goodwill ($234 million reported as a cumulative effect of a change in accounting principle and $482 million reported as a component of loss from discontinued operations). For information regarding impairment charges reflected in the reported periods in our consolidated financial statements, see note 5 to our consolidated financial statements.

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

In determining the fair value of our wholesale energy segment, we made the following key assumptions: (a) the markets in which we operate will continue to be deregulated; (b) there will be a recovery in electricity margins over time to a level sufficient such that companies building new generation facilities can earn a reasonable rate of return on their investment and (c) the economics of future construction of new generation facilities will likely be driven by regulated utilities (in 2003 and 2004 only). As part of our process, we modeled all of our power generation facilities and those of others in the regions in which we operate. The following table summarizes certain of these significant assumptions:

	November 2004	May 2004	November 2003	July 2003	November 2002	January 2002
Number of years used in internal cash flow analysis	15	15	15	15	15	5
EBITDA multiple for terminal values	7.5	7.5	7.5	7.5	7.0 to 7.5	6.0
Risk-adjusted discount rate for our estimated cash flows	9.0%	9.0%	9.0%	9.0%	9.0%	9.0%
Average anticipated growth rate for demand in power	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%
Long-term after-tax return on investment for new investment	7.5%	7.5%	7.5%	7.5%	9.0%	9.0%

For discussion of the factors impacting changes to our assumptions in the above table, see note 5 to our consolidated financial statements.

In the near future, if our wholesale energy market outlook changes negatively, we could have additional impairments of goodwill that would need to be recognized. In addition, our ongoing evaluation of our wholesale energy business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in additional impairment charges related to goodwill, impact our fixed assets’ depreciable lives or result in fixed asset impairment charges.

California Net Receivables.

As described in note 14(b) to our consolidated financial statements, we have recorded a $200 million net receivable, as of December 31, 2004 for energy sales in California during the period from October 2, 2000 through June 20, 2001. The receivable is an estimate based on a number of assumptions including the outcome of a FERC refund proceeding.

We consider this estimate, which affects only our wholesale energy segment, to be a critical accounting estimate because (a) changes in this estimate can have a material impact on our financial position and results of operations and (b) the estimate of the net receivable is based on a number of highly subjective judgments and assumptions. We have adjusted these receivables (related to the period from October 2000 through June 2001) to account for (a) the estimated refund obligation, (b) a credit reserve (as of December 31, 2003), (c) a discount on the receivables and (d) interest accrued on the receivables. The adjustments are as follows:

	December 31,
	2004	2003
	(in millions)
Accounts receivable related to the period from October 2000 through June 2001, excluding estimated refund obligation	$268	$283
Estimated refund obligation	(89)	(81)
Credit reserve	—	(21)
Discount	(13)	—
Interest receivable	34	18

Accounts receivable, net	$200	$199

For information regarding related changes in our estimates and assumptions, see note 14(b) to our consolidated financial statements.

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

In determining the existence of an impairment in carrying value, we make a number of subjective assumptions as to: (a) whether an indicator of impairment has occurred, (b) the grouping of assets, (c) the intention of “holding” versus “selling” an asset, (d) the forecast of undiscounted expected future cash flow over the asset’s estimated useful life and (e) if an impairment exists, the fair value of the asset or asset group. If our wholesale energy market outlook changes negatively, we could have additional impairments of our property, plant and equipment in future periods. Additionally, future decisions to mothball, retire or dispose of assets could result in impairment charges. It is also possible that in restructuring and simplifying our operations in the future as discussed in “— Business Overview” in this Form 10-K, we may increase the risk of an impairment of certain assets, such as information technology systems, to the extent that changes in our business eliminate the need for such assets.

During 2004, we recognized in depreciation expense a $16 million impairment of equipment related to turbines and generators and $13 million related to the write-off of software development costs and other assets. During 2003, we recognized depreciation expense of $7 million related to the write-down of an office building to its fair value less cost to sell, which was determined with the assistance of an independent appraiser. During 2002, we recognized a $37 million impairment recorded in depreciation expense related to steam and combustion turbines and two heat recovery steam generators. See notes 2(g) and 13(c) to our consolidated financial statements.

Depreciation Expense.

As of December 31, 2004, approximately 88% of our total gross property, plant and equipment was comprised of electric generation facilities and equipment. We estimate depreciation expense using the straight-line method based on projected useful lives. We consider these estimates, which affect primarily our wholesale segment, to be critical accounting estimates because (a) they require subjective judgments regarding the estimated useful lives of property, plant and equipment and (b) changes in the estimates could affect future depreciation expense and hence our results of operations.

During 2004, we recognized $12 million in depreciation expense for the early retirement of certain power generation units. During 2003, we recognized $14 million in depreciation expense for the early retirement of power generation units at two facilities. During 2002, we recognized $15 million in depreciation expense for the early retirement of power generation units at the Warren facility. For additional information regarding depreciation expense, see note 2(g) to our consolidated financial statements.

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

Significant portions of our facilities were constructed many years ago. Older generating equipment may require significant upgrades, which could affect judgments as to their useful life. In addition, alternative technologies could reduce the useful lives of portions of these facilities.

If we had assumed that our gross property, plant and equipments’ lives had decreased by 10% from the estimated lives used in our calculation of depreciation expense for 2004, our depreciation expense would have been approximately $456 million or 11% higher.

Derivative Assets and Liabilities.

We report our non-trading and trading derivative positions in our consolidated balance sheets at fair value.

We consider the fair values of our derivative assets and liabilities to be a critical accounting estimate because they are highly susceptible to change from period to period and are dependent on many subjective factors, including (a) estimated forward market price curves; (b) valuation adjustments relating to time value; (c) liquidity valuation adjustments, calculated by utilizing observed market price liquidity, which represent the estimated impact on fair values resulting from the widening of bid/ask spreads for transactions occurring further in the future; (d) costs of administering future obligations under existing contracts and (e) credit adjustments based on estimated defaults by counterparties that are calculated using historical default probabilities for corporate bonds for companies with similar credit ratings. In addition, to determine the fair value for energy derivatives where there are no market quotes or external valuation services, we rely on modeling techniques. In certain circumstances, prices are modeled using a variety of techniques such as moving averages, calibration models and other time series techniques, market equilibrium analysis, extrapolation/interpolation, a range of contingent claims valuation methods and volumetric risk modeling. There is inherent risk in valuation modeling given the complexity and volatility of energy markets. Therefore, it is possible that results in future periods may be materially different as contracts are ultimately settled. We also believe estimates regarding the probability that hedged forecasted transactions related to our non-trading derivatives will occur by the end of the time period specified in the original hedging documentation to be a critical accounting estimate. These estimates affect all of our reportable operating segments.

For additional information regarding our derivative assets and liabilities, see notes 2(d), 6 and 8(e) to our consolidated financial statements and “Quantitative and Qualitative Disclosures about Non-Trading and Trading Activities and Related Market Risks” in Item 7A of this Form 10-K. Item 7A includes an analysis of the impact a 10% hypothetical adverse change on the fair value of our non-trading derivatives and value-at-risk information related to our legacy trading positions as of December 31, 2004 and 2003.

Retail Energy Segment Estimated Revenues and Energy Supply Costs.

Accrued Unbilled Revenues. In 2004, accrued unbilled revenues of $328 million represented 4% of our consolidated revenues and 5% of our retail energy segment’s revenues. In 2003, accrued unbilled revenues of $290 million represented 3% of our consolidated revenues and 5% of our retail energy segment’s revenues.

Accrued unbilled revenues are based on our estimates of customer usage since the date of the last meter reading and initial usage information provided by the ERCOT ISO and the electric distribution companies in the PJM Market relating to customer meter reading data provided by third parties (which we have limited ability to confirm). In estimating electricity usage volumes, we rely upon daily forecasted volumes, estimated customer usage by class and applicable customer rates based on analyses reflecting significant historical trends and experience. Volume estimates are then multiplied by our estimated rate by customer class to calculate the unbilled revenues. We record the unbilled revenues in the current reporting period and then reverse it in the subsequent reporting period when actual usage and rates are known and billed.

We consider our estimate of accrued unbilled revenue to be a critical accounting estimate because of (a) the uncertainty inherent in estimating customer volumes, (b) the problems or delays in the flow of information between the ERCOT ISO, the transmission and distribution utilities and the retail electric providers, (c) the potential negative impact on our business, results of operation and cash flows based on the receipt of inaccurate or delayed information from the transmission and distribution utilities or the ERCOT ISO and (d) the fact that as additional information becomes available, the impact of recognizing revised estimates in subsequent periods relating to a previous period can be material to our retail energy segment’s and our consolidated results of operations. If our estimate of either electricity usage volumes or estimated rates were to increase or decrease by 3%, our accrued unbilled revenues as of December 31, 2004 would have increased or decreased by approximately $10 million. A 3% increase or decrease in both our estimated electricity usage and estimated rates would have increased or decreased our accrued unbilled revenues as of December 31, 2004 by approximately $20 million.

Estimated Energy Supply Costs. We record energy supply costs for electricity sales and services to retail customers based on estimated supply volumes and an estimated rate per MWh for the applicable reporting period. We consider this accounting estimate to be a critical accounting estimate because of (a) the uncertainty inherent in estimating both the supply volumes and the rate per MWh, (b) the uncertainty related to the ERCOT ISO settlement process (as discussed below) and (c) the fact that, as additional information becomes available, the impact of recognizing revised estimates in subsequent periods relating to a previous period can be material to our retail energy segment’s and our consolidated results of operations.

In 2004 and 2003, a portion of our energy supply costs ($57 million and $53 million, respectively) consisted of estimated transmission and distribution charges not billed by the transmission and distribution utilities.

In estimating supply volumes, we consider the effects of historical customer volumes, weather factors and usage by customer class. We estimate our transmission and distribution delivery fees using the same method that we use for electricity sales and services to retail customers. In addition, we estimate ERCOT ISO fees based on historical trends, estimated supply volumes and initial ERCOT ISO settlements. Volume estimates are then multiplied by the estimated rate and recorded as purchased power expense in the applicable reporting period. If our estimate of electricity usage volumes increased or decreased by 3%, our energy supply costs would have increased or decreased by approximately $9 million as of December 31, 2004. Changes in our volume usage would have resulted in a similar offsetting change in billed volumes, thus partially mitigating our energy supply costs.

Dependence on ERCOT ISO Settlement Procedures. In Texas, the ERCOT ISO is responsible for scheduling and settling all electricity volumes and related fees in the ERCOT Region. As part of settlement, the ERCOT ISO communicates actual volumes compared to scheduled volumes. The ERCOT ISO calculates an additional charge or credit by calculating the difference between the actual and scheduled volumes multiplied by the market-clearing price for balancing energy service. The ERCOT ISO also charges customer-serving market participants’ administrative fees, reliability must run contract fees, out of merit energy fees and out of merit capacity fees. The ERCOT ISO allocates these and other fees to market participants based on each market participant’s share of the total load. We may not know about these fees, which are generally outside of our control, until the fees are billed. If the ERCOT ISO’s records indicate that our volumes delivered were greater than the volumes our records indicate, we may be billed a larger than expected share of these total fees.

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

The ERCOT ISO volume settlement process has been delayed on several occasions because of operational problems with data management among the ERCOT ISO, the transmission and distribution utilities and the retail electric providers. The ERCOT ISO continues to experience problems processing volume data. During 2004, there were negative trends from ERCOT ISO final settlement data related to “unaccounted for energy” and supply costs compared to our estimates that we have recorded. As of December 31, 2004, the ERCOT ISO has issued true-up settlements through May 2004. As of December 31, 2004, the ERCOT ISO’s settlement calculations indicate that our customers utilized greater volumes of electricity by approximately 293,000 MWh for 2003 and 73,000 MWh for January through May 2004. As of December 31, 2004, we have a net payable of approximately $1 million recorded for final settlement with ERCOT. This consists of an $18 million receivable related to 2003 and a $19 million payable related to 2004. The ultimate resolution of these differences could result in changes in estimates of our energy supply costs for our retail operations.

Changes in Estimates. See note 2(d) to our consolidated financial statements for information regarding changes in estimates recorded related to our retail energy revenues and energy supply costs. As additional information becomes available, we may recognize additional income or losses related to future changes in estimates.

Loss Contingencies.

We record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of those matters that can be estimated. We consider these estimates to be critical accounting estimates because (a) they entail significant judgment by us regarding probabilities and ranges of exposure, (b) the ultimate outcome of the proceedings relating to these contingencies is unknown and (c) the ultimate outcome could have a material adverse effect on our results of operations, financial condition and cash flows. Estimates of contingent losses affect all our reportable segments. For a discussion of these contingencies, see note 14 to our consolidated financial statements.

Deferred Tax Assets, Valuation Allowances and Tax Liabilities.

We estimate (a) income taxes in each of the jurisdictions in which we operate, (b) net deferred tax assets based on expected future taxable benefits in such jurisdictions and (c) valuation allowances for deferred tax assets. In 2004, we revised our estimates of certain state tax effective rates and reflected these changes in our state deferred tax assets and liabilities. As of December 31, 2004, we have recorded no valuation allowance against our deferred tax assets for federal operating loss carryforwards and have recorded full valuation allowances against certain of our deferred tax assets for state operating loss carryforwards. Management believes that it is more likely than not that we will realize the federal operating loss deferred tax assets. A key factor in this assessment is our historical experience of generating taxable income after removal of infrequent or unusual taxable losses in recent years. Management, however, believes that the likelihood of realizing certain state operating loss deferred tax assets is less than 50 percent. The difference in estimates for federal and state is primarily due to our inability to offset state taxable income in one jurisdiction against state taxable losses in another jurisdiction, whereas we can offset our subsidiaries with federal taxable income against our subsidiaries with federal taxable losses on our consolidated federal income tax return. For additional information regarding these estimates, which affect all of our reportable segments, see note 12 to our consolidated financial statements. We consider these estimates to be a critical accounting estimate because (a) they require estimates of projected future operating results (which are inherently imprecise) and (b) they depend on assumptions regarding our ability to generate future taxable income during the periods in which temporary differences are deductible.

In addition, we recognize contingent tax liabilities for estimated exposures related to our current tax positions through tax expense and tax expense for discontinued operations. We evaluate the need for contingent tax liabilities on a quarterly basis and any changes in estimates are recorded in our results of operations. It could take several years to resolve certain of these contingencies.

Related Party Transactions

For a discussion of related party transactions, see note 3 to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Non-Trading and Trading Activities and Related Market Risks.

Market Risks and Risk Management

We are exposed to various market risks. These risks arise from the ownership of our assets and operation of our business. Most of our results of operations and cash flows from our business activities are impacted by market risks. Our market risk exposures primarily relate to commodity prices and interest rates.

During the normal course of business, we review our hedging strategies and determine the hedging approach we deem appropriate based upon the circumstances of each situation. We routinely utilize derivative instruments such as futures, physical forward contracts, swaps and options to mitigate the impact of changes in electricity, natural gas and fuel prices on our results of operations and cash flows. In addition, we use derivatives to manage and hedge exposures to changes in interest rate risk on our floating-rate borrowings. We believe that the associated market risks of these energy and interest rate derivative instruments can best be understood relative to the underlying assets or risk being hedged and our hedging strategy.

In March 2003, we discontinued our proprietary trading business. Trading positions taken prior to our decision to exit this business are managed solely for purposes of closing them on economical terms. See note 6(b) for discussion of the types of activities that were classified as trading activities in our historical results of operations.

For information regarding our risk control framework, see note 6 to our consolidated financial statements. The effectiveness of our policies and procedures for managing risk exposures can never be completely estimated or fully assured. For example, we could experience losses from unexpectedly large or rapid movements or disruptions in the energy markets, from regulatory-driven market rule changes and/or bankruptcy of customers or counterparties. In addition, the reduction in market liquidity may impair the effectiveness of our risk management procedures and hedging strategies. These and other factors could have a material adverse effect on our results of operations, financial condition and cash flows.

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

The following table sets forth the fair values of the contracts related to our net non-trading derivative assets and liabilities:

	Fair Value of Contracts as of December 31, 2004
Source of Fair Value	2005	2006	2007	2008	2009	2010 and thereafter	Total fair value
	(in millions)
Prices actively quoted(1)	$(71)	$14	$—	$—	$—	$—	$(57)
Prices provided by other external sources(2)	(47)	(3)	(16)	—	—	—	(66)
Prices based on models and other valuation methods(3)	22	(16)	(6)	(16)	(9)	(14)	(39)

Total	$(96)	$(5)	$(22)	$(16)	$(9)	$(14)	$(162)

(1)	Represents our NYMEX futures positions in natural gas, crude oil and power. NYMEX has quoted prices for natural gas, crude oil and power for the next 72, 30 and 36 months, respectively.

(2)	Represents our forward positions in fuels (including natural gas, coal and crude oil) and power at points for which over-the-counter market broker quotes are available, which on average, extend 24 months into the future. Positions are valued against internally developed forward market price curves that are frequently validated and recalibrated against over-the-counter broker quotes. This category includes some transactions whose prices are obtained from external sources and then modeled to hourly, daily or monthly prices, as appropriate. This category also includes our interest rate derivative instruments, which are valued based on information from market participants.

(3)	Represents the value of (a) our valuation adjustments for liquidity, credit and administrative costs, (b) options or structured transactions not quoted by an exchange or over-the-counter broker, but for which the prices of the underlying position are available and (c) transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point.

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

We assess the risk of our non-trading derivatives using a sensitivity analysis method. Derivative instruments create exposure to commodity prices, which, in turn, offset the commodity exposure inherent in our business. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in the underlying energy prices. An increase of 10% in the market prices of energy commodities from their December 31, 2004 levels would have decreased the fair value of our non-trading energy derivatives by $93 million. Of this amount, $124 million relates to a loss in fair value of our non-trading derivatives that are designated as cash flow hedges and $31 million relates to a gain in earnings of our hedges that are not designated as cash flow hedges. A decrease of 10% in the market prices of energy commodities from their December 31, 2003 levels would have decreased the fair value of our non-trading energy derivatives by $70 million. Of this amount, $63 million relates to a loss in fair value of our non-trading derivatives that are designated as cash flow hedges and $7 million relates to a loss in earnings of our hedges that are not designated as cash flow hedges.

The above analysis of the non-trading energy derivatives utilized for hedging purposes does not include the favorable impact that the same hypothetical price movement would have on our physical purchases and sales of natural gas and electric power to which the hedges relate. Therefore, the adverse impact to the fair value of the portfolio of non-trading energy derivatives held for hedging purposes associated with the hypothetical changes in commodity prices referenced above would be offset by a favorable impact on the underlying hedged physical transactions, assuming:

•	the non-trading energy derivatives are not closed out in advance of their expected term;

•	the non-trading energy derivatives continue to function effectively as hedges of the underlying risk; and

•	as applicable, anticipated underlying transactions settle as expected.

If any of the above-mentioned assumptions cease to be true, a loss on the derivative instruments may occur or the options might be worthless as determined by the prevailing market value on their termination or maturity date, whichever comes first. Non-trading energy derivatives, which qualify as cash flow hedges and which are effective as hedges, may still have some percentage that is not effective. The change in value of the non-trading energy derivatives, which represents the ineffective component of the cash flow hedges, is recorded in our results of operations. During 2004, 2003 and 2002, we recognized losses of $17 million, $18 million and $1 million, respectively, in our results of operations due to hedge ineffectiveness.

As discussed in note 6(a) to our consolidated financial statements, we often sell natural gas contracts “short” in order to offset our “long” position in power capacity related to our retail energy operations in Texas. The related accounting treatment (mark-to-market basis) could result in significant fluctuations in earnings due to changes in natural gas prices. During the third quarter of 2004, we discontinued our use of the “normal purchase exception” and began electing mark-to-market accounting treatment for certain new power capacity commitments to partially offset potential mark-to-market volatility in such short positions of natural gas. In addition, as discussed in note 6(a) to our consolidated financial statements, effective July 1, 2004, we de-designated our cash flow hedges related to over-the-counter and exchange traded forward contracts for natural gas, power and basis swaps in the West region and began marking those contracts to market through earnings. Due to the de-designation of these forward contracts as hedges in the West region, we could experience significant fluctuations in earnings in periods prior to contract settlement due to changes in the prices of natural gas and power.

Interest Rate Risk. We have issued long-term debt and have obligations under bank facilities that subject us to the risk of loss associated with movements in market interest rates. In addition, we have entered into interest rate swap and interest rate cap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our floating rate debt instruments. On our floating rate debt, we are most vulnerable to changes in the London inter-bank offered rate. We assess interest rate risks using a sensitivity analysis method. The table below provides information concerning our financial instruments for our continuing operations, which are sensitive to changes in interest rates:

	Aggregate Notional Amount	Fair Market Value/Swap Termination Value	Hypothetical Change in Underlying at End of Period	Financial Impact
	(in millions)
December 31, 2004:
Floating rate debt(1)	$2,037	$2,049	10% increase	$1 million increased monthly interest expense
Fixed rate debt	3,159	3,536	10% decrease	$83 million increase in fair market value
Channelview interest rate swaps(2)	200	(5)	10% decrease	$1 million increase in termination cost
Interest rate caps	1,500	—	10% decrease	$0 loss in earnings

December 31, 2003:
Floating rate debt(1)	$3,095	$3,035	10% increase	$1 million increased monthly interest expense
Fixed rate debt	1,920	1,991	10% decrease	$91 million increase in fair market value
Interest rate swaps:(2)
Orion MidWest	300	(48)	10% decrease	$3 million increase in termination cost
Channelview	200	(13)	10% decrease	$1 million increase in termination cost
Interest rate caps	4,500	4	10% decrease	$1 million loss in earnings

(1)	Excludes adjustment to fair value of our interest rate swaps.

(2)	These derivative instruments qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in our results of operations over the term of the related agreement. As of December 31, 2004 and 2003, these swaps have negative termination values (i.e., we would have to pay).

Trading Market Risk

For information regarding our historical trading activities, see note 6(b) to our consolidated financial statements. The following table sets forth our legacy net trading derivative assets (liabilities) by segment:

	As of December 31,
	2004	2003
	(in millions)
Retail energy	$—	$—
Wholesale energy	26	(1)

Net trading derivative assets and liabilities	$26	$(1)

The following table sets forth the fair values of the contracts related to our legacy net trading derivative assets and liabilities:

	Fair Value of Contracts as of December 31, 2004
Source of Fair Value	2005	2006	2007	2008	2009	2010 and thereafter	Total fair value
	(in millions)
Prices actively quoted	$33	$6	$—	$—	$—	$—	$39
Prices provided by other external sources	(40)	8	8	—	—	—	(24)
Prices based on models and other valuation methods	6	(8)	(1)	11	3	—	11

Total	$(1)	$6	$7	$11	$3	$—	$26

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

The following table sets forth our realized and unrealized trading margins:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Realized	$(21)	$(25)	$311
Unrealized	26	(24)	(23)

Total	$5	$(49)	$288

Below is an analysis of our net trading derivative assets and liabilities:

	Year Ended December 31,
	2004	2003
	(in millions)
Fair value of contracts outstanding, beginning of period	$(1)	$199
Net assets transferred to non-trading derivatives due to implementation of EITF No. 02-03(1)	—	(93)
Other net assets transferred to non-trading derivatives(1)	—	(18)
Net assets recorded to cumulative effect under EITF No. 02-03(1)	—	(63)
Contracts realized or settled	21	25
Changes in fair values attributable to changes in valuation techniques and assumptions(2)	—	11
Changes in fair values attributable to market price and other market changes	6	(62)

Fair value of contracts outstanding, end of period	$26	$(1)

(1)	See note 2(d) to our consolidated financial statements.

(2)	During 2003, the following changes in valuation techniques and assumptions were made: (a) we modified our estimated probabilities of counterparty default and considered master netting agreements, which resulted in a decrease in credit reserves of $10 million; (b) we reduced estimated costs to administer transactions used in calculating administrative reserves to reflect the change in our cost structure, which resulted in a decrease in administrative reserves of $2 million; (c) we modified our assumptions for liquidity reserves to consider the widening of bid/ask spreads for transactions occurring further into the future, which resulted in an increase in the liquidity reserves of $5 million and (d) we adjusted our discount rate used in valuing derivative transactions to a risk-free United States treasury rate from an investment-grade utility rate, which resulted in an increase in fair value of $4 million.

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

Our value-at-risk limits are set by the Audit Committee of our Board of Directors. Risk limits for our legacy trading activities include both value-at-risk as well as other non-statistical measures of portfolio exposure. The risk management process supplements the measurement and enforcement of the limit metrics with additional analyses including stress testing the portfolio for extreme events.

Our value-at-risk model utilizes four major parameters:

•	Confidence level — natural gas and petroleum products have a confidence interval of 95% and power products have a confidence interval of 99%;

•	Volatility — calculated daily from historical forward prices using the exponentially weighted moving average method;

•	Correlation — calculated daily from daily volatilities and historical forward prices using the exponentially weighted moving average method. This parameter is included to account for the diversification of the portfolio; and

•	Holding period — natural gas and petroleum products generally have two day holding periods. Power products have holding periods of five to 20 days based on the risk profile of the portfolio. The holding periods for power products reflect our efforts to appropriately account for possible liquidation periods of more than five days, which is reasonable for some non-standard products.

Assuming a confidence level of 95% and a one-day holding period, if value-at-risk is calculated at $10 million, we may state that there is a one in 20 chance that if prices move against our consolidated diversified positions, our pre-tax loss in liquidating or offsetting with hedges our applicable portfolio in a one-day period would exceed $10 million.

While we believe that our assumptions and approximations are reasonable for calculating value-at-risk, there is no uniform industry methodology for estimating value-at-risk, and different assumptions and/or approximations could produce materially different value-at-risk estimates. An inherent limitation of value-at-risk is that past market risk may not produce accurate predictions of future market risk. Moreover, value-at-risk calculated for a specified holding period does not fully capture the market risk of positions that cannot be liquidated or offset with hedges within that specified period. Future transactions, market volatility, reduction of market liquidity, failure of counterparties to satisfy their contractual obligations and/or a failure of risk controls could result in material losses from our legacy trading positions.

The following table presents the daily value-at-risk for substantially all of our legacy trading positions:

	2004	2003
	(in millions)
As of December 31	$4	$7
Year Ended December 31:
Average	3	7
High(1)	11	35
Low	1	2

(1)	There was a short-term increase in value-at-risk during February 2003 due to volatility in the natural gas market. As a result and prior to exiting proprietary trading activities, we realized a trading loss related to certain of our natural gas trading positions of approximately $80 million pre-tax in the first quarter of 2003.

Credit Risk

Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. Credit risk is inherent in our commercial activities. For a discussion of our credit risk and policies, see note 6(c) to our consolidated financial statements.

The following table includes: derivative assets and accounts receivable from our wholesale energy and ERCOT power supply counterparties and large commercial, industrial and governmental/institutional customers, after taking into consideration netting within each contract and any master netting contracts with counterparties, as of December 31, 2004:

Credit Rating Equivalent	Exposures Before Collateral(1)	Credit Collateral Held(2)	Exposure Net of Collateral	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	(dollars in millions)
Investment grade	$192	$—	$192	—	$—
Non-investment grade	215	—	215	2	199
No external ratings:(3)
Internally rated – Investment grade	172	—	172	—	—
Internally rated – Non-investment grade	285	3	282	1	130

Total	$864	$3	$861	3	$329

(1)	The table excludes amounts related to contracts classified as “normal purchases and sales” pursuant to SFAS No. 133 and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit risk and economic risk in the case of nonperformance by a counterparty. Nonperformance by counterparties under these contractual commitments could have a material adverse impact on our future results of operations, financial condition and cash flows.

(2)	Collateral consists of cash and standby letters of credit.

(3)	For unrated counterparties, we perform credit analyses, considering contractual rights and restrictions, and credit support such as parent company guarantees to create an internal credit rating.

Derivative assets and accounts receivable are presented separately in our consolidated balance sheets. The derivative assets and accounts receivable are set-off separately in our consolidated balance sheets although in most cases contracts permit the set-off of derivative assets and accounts receivable within a given contract. For the purpose of disclosing the credit risk, all assets and liabilities within a given contract were set-off if the counterparty has entered into a contract with us that permits such set-off.

For information regarding credit risk related to counterparties representing more than 10% of our total credit exposure, see note 6(c) to our consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the consolidated financial statements beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control Over Financial Reporting

The information required by this Item is incorporated by reference from “Reliant Energy Inc.’s Report on Internal Control Over Financial Reporting” on page F-1.

Changes in Internal Controls

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information called for by Item 10, to the extent not set forth in “Business — Executive Officers” in Item 1 of this Form 10-K, will be set forth in the definitive proxy statement relating to our 2005 annual meeting of stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 11.	Executive Compensation.

The information called for by Item 11 will be set forth in the definitive proxy statement relating to our 2005 annual meeting of stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 will be set forth in the definitive proxy statement relating to our 2005 annual meeting of stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 13.	Certain Relationships and Related Transactions.

The information called for by Item 13 will be set forth in the definitive proxy statement relating to our 2005 annual meeting of stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 14.	Principal Accountant Fees and Services.

The information called for by Item 14 will be set forth in the definitive proxy statement relating to our 2005 annual meeting of stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) List of Documents Filed as Part of this Report

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements: III, IV and V.

The following financial statements are included in this report pursuant to Item 3-16 of Regulation S-X:

Consolidated Financial Statements of Reliant Energy Retail Holdings, LLC and Subsidiaries.
Report of Independent Registered Public Accounting Firm	F-81
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	F-82
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-83
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-84
Consolidated Statements of Shareholder’s (Deficit) Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002	F-85
Notes to Consolidated Financial Statements	F-86

Consolidated Financial Statements of Reliant Energy Mid-Atlantic Power Holdings, LLC and Subsidiaries.
Report of Independent Registered Public Accounting Firm	F-108
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	F-109
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-110
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-111
Consolidated Statements of Shareholder’s Equity and Comprehensive Loss for the Years Ended December 31, 2004, 2003 and 2002	F-112
Notes to Consolidated Financial Statements	F-113

Consolidated Financial Statements of Orion Power Holdings, Inc. and Subsidiaries.
Report of Independent Registered Public Accounting Firm	F-131
Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003 and for the Periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002	F-132
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-133
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 and for the Periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002	F-134

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the Years Ended December 31, 2004 and 2003 and for the Periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002

F-136
Notes to Consolidated Financial Statements	F-137

(3) Index to Exhibits.

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk (*) are compensatory plans, contracts or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Certificate of Incorporation	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, dated April 27, 2001	333-48038	3.1

3.2	Second Amended and Restated Bylaws	Reliant Energy, Inc.’s Current Report on Form 8-K, dated September 21, 2004	1-16455	99.1

3.3	Certificate of Ownership and Merger merging a wholly-owned subsidiary into registrant pursuant to Section 253 of the General Corporation Law of the State of Delaware, effective as of April 26, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, dated April 26, 2004	1-16455	3.1

4.1	Specimen Stock Certificate	Reliant Energy, Inc.’s Amendment No. 5 to Registration Statement on Form S-1, dated March 23, 2001	333-48038	4.1

4.2	Rights Agreement between Reliant Resources, Inc. and The Chase Manhattan Bank, as Rights Agent, including a form of Rights Certificate, dated as of January 15, 2001	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, dated April 27, 2001	333-48038	4.2

4.3	Common Stock Warrant Agreement by Reliant Resources, Inc. for the benefit of the holders from time to time, dated as of March 28, 2003	Reliant Energy, Inc.’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2002	1-16455	4.3

4.4	Indenture relating to 5.00% Convertible Senior Subordinated Notes due 2010 between Reliant Resources, Inc. and Wilmington Trust Company, as Trustee, dated as of June 24, 2003	Reliant Energy, Inc.’s Registration Statement on Form S-3, dated July 24, 2003	333-107295	4.5

4.5	Registration Rights Agreement relating to 5.00% Convertible Senior Subordinated Notes due 2010 among Reliant Resources, Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Banc of America Securities LLC, dated as of June 24, 2003	Reliant Energy, Inc.’s Registration Statement on Form S-3, dated July 24, 2003	333-107295	4.7

4.6	Indenture relating to 9.25% Senior Secured Notes due 2010 among Reliant Resources, Inc., the Guarantors listed in Schedule I thereto and Wilmington Trust Company, as Trustee, dated as of July 1, 2003	Reliant Energy, Inc.’s Registration Statement on Form S-4, dated July 24, 2003	333-107297	4.5

4.7	Indenture relating to 9.50% Senior Secured Notes due 2013 among Reliant Resources, Inc., the Guarantors listed in Schedule I thereto and Wilmington Trust Company, as Trustee, dated as of July 1, 2003	Reliant Energy, Inc.’s Registration Statement on Form S-4, dated July 24, 2003	333-107297	4.7

4.8	Exchange and Registration Rights Agreement relating to 9.25% Senior Secured Notes due 2010 and 9.50% Senior Secured Notes due 2013 among Reliant Resources, Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Barclays Capital, Inc., dated as of July 1, 2003	Reliant Energy, Inc.’s Registration Statement on Form S-4, dated July 24, 2003	333-107297	4.9

4.9	Form of Senior Indenture to be issued under universal shelf	Reliant Energy, Inc.’s Amendment No. 1 to Registration Statement on Form S-3, dated December 10, 2003	333-107296	4.5

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.10	Form of Subordinated Indenture to be issued under universal shelf	Reliant Energy, Inc.’s Amendment No. 1 to Registration Statement on Form S-3, dated December 10, 2003	333-107296	4.6

4.11	Senior Indenture among Reliant Energy, Inc. and Wilmington Trust Company, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, dated December 27, 2004	1-16455	4.1

4.12	First Supplemental Indenture relating to 6.75% Senior Secured Notes due 2014 between Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, dated December 27, 2004	1-16455	4.2

10.1	Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated as of December 31, 2000	CenterPoint Energy Houston Electric, LLC’s (formerly known as Reliant Energy, Incorporated) Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1

10.2	Transition Services Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated as of December 31, 2000	CenterPoint Energy Houston Electric, LLC’s (formerly known as Reliant Energy, Incorporated) Quarterly Report on Form 10-Q for the for the quarter ended March 31, 2001	1-3187	10.2

10.3	Technical Services Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated as of December 31, 2000	CenterPoint Energy Houston Electric, LLC’s (formerly known as Reliant Energy, Incorporated) Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	1-3187	10.3

10.4	Tax Allocation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated as of December 31, 2000	CenterPoint Energy Houston Electric, LLC’s (formerly known as Reliant Energy, Incorporated) Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8

10.5	Second Amended and Restated Credit and Guaranty Agreement among (i) Reliant Energy, Inc., as Borrower; (ii) the Other Loan Parties referred to therein, as Guarantors; (iii) the Lenders party thereto; (iv) Bank of America, N.A., as Administrative Agent and Collateral Agent; (v) Barclays Bank PLC and Deutsche Bank Securities Inc., as Syndication Agents; and (vi) Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital Corporation, as Documentation Agents, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, dated December 27, 2004	1-16455	10.1

10.6	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2001A between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, dated December 27, 2004	1-16455	10.2

10.7	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2002A between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, dated December 27, 2004	1-16455	10.3

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.8	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2002B between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, dated December 27, 2004	1-16455	10.4

10.9	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2003A between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, dated December 27, 2004	1-16455	10.5

10.10	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2004A between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, dated December 27, 2004	1-16455	10.6

10.11	Facility Lease Agreement between Conemaugh Lessor Genco LLC and Reliant Energy Mid-Atlantic Power Holdings, LLC, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, dated December 8, 2000	333-51464	4.6a

10.12	Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 10.11	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, dated December 8, 2000	333-51464	4.6b

10.13	Pass Through Trust Agreement between Reliant Energy Mid-Atlantic Power Holdings, LLC and Bankers Trust Company, made with respect to the formation of the Series A Pass Through Trust and the issuance of 8.554% Series A Pass Through Certificates, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, dated December 8, 2000	333-51464	4.4a

10.14	Schedule identifying substantially identical agreements to Pass Through Trust Agreement constituting Exhibit 10.13	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, dated December 8, 2000	333-51464	4.4b

10.15	Participation Agreement among (i) Conemaugh Lessor Genco LLC, as Owner Lessor; (ii) Reliant Energy Mid-Atlantic Power Holdings, LLC, as Facility Lessee; (iii) Wilmington Trust Company, as Lessor Manager; (iv) PSEGR Conemaugh Generation, LLC, as Owner Participant; (v) Bankers Trust Company, as Lease Indenture Trustee; and (vi) and Bankers Trust Company, as Pass Through Trustee, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, dated December 8, 2000	333-51464	4.5a

10.16	Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 10.15	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, dated December 8, 2000	333-51464	4.5b

10.17	Lease Indenture of Trust, Mortgage and Security Agreement between Conemaugh Lessor Genco LLC, as Owner Lessor, and Bankers Trust Company, as Lease Indenture Trustee, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, dated December 8, 2000	333-51464	4.8a

10.18	Schedule identifying substantially identical agreements to Lease Indenture of Trust constituting Exhibit 10.17	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, dated December 8, 2000	333-51464	4.8b

10.19	Form of Share Purchase Agreement among Reliant Energy Europe Inc., Reliant Energy Wholesale (Europe) Holdings B.V., n.v. Nuon and Reliant Resources, Inc., dated as of February 28, 2003	Reliant Energy, Inc.’s Current Report on Form 8-K, dated September 26, 2003	1-16455	99.3

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.20	Purchase and Sale Agreement by and between Orion Power Holdings, Inc., Reliant Energy, Inc., Great Lakes Power Inc. and Brascan Corporation, dated as of May 18, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, dated May 21, 2004	1-16455	99.2

*10.21	Executive Life Insurance Plan, effective as of January 1, 1994, including the first and second amendments thereto (Reliant Energy, Inc. has adopted certain obligations under this plan with respect to the following individuals: James Ajello, Daniel Hannon, Robert Harvey and Brian Landrum)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, dated April 27, 2001	333-48038	10.30

*10.22	Transition Stock Plan, effective as of May 4, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.37

*10.23	2002 Stock Plan, effective as of March 1, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, dated April 19, 2002	333-86610	4.5

*10.24	Annual Incentive Compensation Plan, effective as of January 1, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.9

*10.25	2002 Annual Incentive Compensation Plan for Executive Officers, effective as of March 1, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, dated April 19, 2002	333-86612	4.5

*10.26	Long Term Incentive Plan, effective as of January 1, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.10

*10.27	2002 Long-Term Incentive Plan, effective as of June 6, 2002	Reliant Energy, Inc.’s 2002 Proxy Statement on Schedule 14A	1-16455	Appendix II

*10.28	Deferral Plan, effective as of January 1, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, dated December 7, 2001	333-74790	4.1

*10.29	First Amendment to Deferral Plan, effective as of January 14, 2003	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003	1-16455	10.5

+*10.30	Successor Deferral Plan, effective as of January 1, 2002

*10.31	Deferred Compensation Plan, effective as of September 1, 1985, including the first nine amendments thereto (This is now a part of the plan listed as Exhibit 10.30)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, dated April 27, 2001	333-48038	10.25

*10.32	Deferred Compensation Plan, as amended and restated effective as of January 1, 1989, including the first nine amendments (This is now a part of the plan listed as Exhibit 10.30)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, dated April 27, 2001	333-48038	10.26

*10.33	Deferred Compensation Plan, as amended and restated effective as of January 1, 1991, including the first ten amendments thereto (This is now a part of the plan listed as Exhibit 10.30)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, dated April 27, 2001	333-48038	10.27

*10.34	Benefit Restoration Plan, as amended and restated effective as of July 1, 1991, including the first amendment thereto (This is now a part of the plan listed as Exhibit 10.30)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, dated April 27, 2001	333-48038	10.12

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
*10.35	Key Employee Award Program 2004-2006 of the 2002 Long-Term Incentive Plan and the Form of Agreement for Key Employee Award Program, effective as of February 13, 2004	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	1-16455	10.1

*10.36	Employee Matters Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated as of December 31, 2000	CenterPoint Energy Houston Electric, LLC’s (formerly known as Reliant Energy, Incorporated) Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5

*10.37	Amendment No. 1 to Employee Matters Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated as of December 31, 2000	Reliant Energy, Inc.’s Annual Report on Form 10- K for the year ended December 31, 2003	1-16455	10.15

+*10.38	Form of Long-Term Incentive Plan Performance Share Award Agreement, 2002-2004 Performance Cycle

+*10.39	Form of 2002 Stock Plan Nonqualified Stock Option Award Agreement, 2003 Grants

+*10.40	Form of 2002 Stock Plan Restricted Stock Award Agreement, 2003 Grants

*10.41	Retention Agreement between Reliant Resources, Inc. and Robert W. Harvey, effective as of May 4, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.34

*10.42	Severance Agreement between Reliant Resources, Inc. and Robert W. Harvey, effective as of May 30, 2003	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-16455	10.1

+*10.43	Amendment to Severance Agreement between Reliant Energy, Inc. and Robert W. Harvey, effective as of February 21, 2005

*10.44	Severance Agreement between Reliant Resources, Inc., Reliant Energy Corporate Services, LLC and Michael L. Jines, effective as of May 1, 2003	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	1-16455	10.6

*10.45	Severance Agreement between Reliant Resources, Inc. and R. Steve Letbetter, effective as of January 14, 2003	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	1-16455	10.1

*10.46	Amendment to Severance Agreement between Reliant Resources, Inc. and R. Steve Letbetter, effective as of April 13, 2003	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	1-16455	10.2

*10.47	Severance Agreement between Reliant Resources, Inc. and James B. Robb, dated as of January 14, 2003	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003	1-16455	10.4

*10.48	Severance Agreement between Reliant Resources, Inc., Reliant Energy Corporate Services, LLC and Joel V. Staff, effective as of August 11, 2003	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	1-16455	10.4

*10.49	Severance Agreement between Reliant Resources, Inc. and Mark M. Jacobs, dated as of April 30, 2003 and effective as of August 1, 2005	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	1-16455	10.5

*10.50	Employment Agreement between Reliant Energy, Incorporated, Reliant Resources, Inc. and Mark M. Jacobs, effective as of July 29, 2002	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	1-16455	10.2

*10.51	First Amendment to Employment Agreement between Reliant Resources, Inc. and Mark M. Jacobs, effective as of April 30, 2003	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-16455	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+*10.52	Form of Severance Agreement for Section 16 Officers

+*10.53	Form of 2002 Long-Term Incentive Plan Nonqualified Stock Option Award Agreement for Directors (2003)

+*10.54	Form of 2002 Long-Term Incentive Plan Restricted Stock Award Agreement for Directors (2003)

+*10.55	Form of 2002 Long-Term Incentive Plan Quarterly Restricted and Premium Restricted Stock Units Award Agreement for Directors

+*10.56	Form of 2002 Long-Term Incentive Plan Quarterly Common Stock and Premium Restricted Stock Award Agreement for Directors

+*10.57	Schedule of director fees

+12.1	Reliant Energy, Inc. and Subsidiaries Ratio of Earnings from Continuing Operations to Fixed Charges

+21.1	Subsidiaries of Reliant Energy, Inc.

+23.1	Consent of Deloitte & Touche LLP

+31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANT ENERGY, INC. (Registrant)

March 14, 2005	By:	/s/ JOEL V. STAFF
Joel V. Staff
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 14, 2005.

Signature	Title

/s/ JOEL V. STAFF Joel V. Staff	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ MARK M. JACOBS Mark M. Jacobs	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ THOMAS C. LIVENGOOD Thomas C. Livengood	Vice President and Controller (Principal Accounting Officer)

/s/ E. WILLIAM BARNETT E. William Barnett	Director

/s/ DONALD J. BREEDING Donald J. Breeding	Director

/s/ KIRBYJON H. CALDWELL Kirbyjon H. Caldwell	Director

/s/ STEVEN L. MILLER Steven L. Miller	Director

/s/ LAREE E. PEREZ Laree E. Perez	Director

/s/ WILLIAM L. TRANSIER William L. Transier	Director

RELIANT ENERGY, INC.’S REPORT ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

The management of Reliant Energy, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page F-2.

/s/ JOEL V. STAFF	/s/ MARK M. JACOBS
Joel V. Staff	Mark M. Jacobs
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Reliant Energy, Inc. and Subsidiaries

Houston, Texas

We have audited management’s assessment, included in Reliant Energy, Inc.’s Report on Internal Control Over Financial Reporting on page F-1 that Reliant Energy, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the change in method of accounting for major maintenance to the “expense as incurred” method in 2004.

DELOITTE & TOUCHE LLP

Houston, Texas

March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Reliant Energy, Inc. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of Reliant Energy, Inc. and subsidiaries (the “Company”), as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule (Schedule II) listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reliant Energy, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its accounting for major maintenance to the “expense as incurred” method in 2004; asset retirement obligations, energy trading contracts, consolidation of variable interest entities and its presentation of revenues and costs of sales associated with non-trading commodity derivative activities in 2003; and its method of presenting trading and marketing activities from a gross to a net basis and its accounting for goodwill and other intangibles in 2002.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Houston, Texas

March 14, 2005

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Revenues (including $(38,456), $(32,455) and $46,218 unrealized (losses) gains)	$8,731,181	$10,599,815	$10,405,332
Trading margins	4,357	(49,004)	288,088

Total	8,735,538	10,550,811	10,693,420

Expenses:
Fuel and cost of gas sold (including $63,896, $(1,276) and $0 unrealized gains (losses))	1,601,198	1,309,355	1,087,150
Purchased power (including $(277,856), $1,790 and $0 unrealized (losses) gains)	5,288,027	6,822,181	7,347,836
Operation and maintenance	881,532	912,666	912,453
Selling and marketing	81,741	97,773	80,763
Bad debt expense	45,708	57,380	82,754
Other general and administrative	198,723	273,301	283,424
Loss on sales of receivables	33,741	37,613	10,347
Accrual for payment to CenterPoint Energy, Inc.	1,600	46,700	128,300
Gain on sale of counterparty claim (note 14(a))	(30,000)	—	—
Wholesale energy goodwill impairment	—	985,000	—
Depreciation	410,906	339,708	299,904
Amortization	65,905	57,424	49,580

Total	8,579,081	10,939,101	10,282,511

Operating Income (Loss)	156,457	(388,290)	410,909

Other Income (Expense):
Gains (losses) from investments, net	9,044	1,844	(23,100)
(Loss) income of equity investments, net	(9,478)	(1,652)	17,836
Other, net	5,802	9,317	16,072
Interest expense	(465,845)	(447,260)	(222,925)
Interest income	35,020	35,070	27,244
Interest income – affiliated companies, net	—	—	4,754

Total other expense	(425,457)	(402,681)	(180,119)

(Loss) Income from Continuing Operations Before Income Taxes	(269,000)	(790,971)	230,790
Income tax (benefit) expense	(96,930)	97,867	112,090

(Loss) Income from Continuing Operations	(172,070)	(888,838)	118,700

Income (loss) from discontinued operations before income taxes	97,956	(341,151)	(342,896)
Income tax (benefit) expense	(37,454)	88,073	102,016

Income (loss) from discontinued operations	135,410	(429,224)	(444,912)

Loss Before Cumulative Effect of Accounting Changes	(36,660)	(1,318,062)	(326,212)
Cumulative effect of accounting changes, net of tax	7,290	(24,055)	(233,600)

Net Loss	$(29,370)	$(1,342,117)	$(559,812)

Basic (Loss) Earnings per Share:
(Loss) income from continuing operations	$(0.58)	$(3.03)	$0.41
Income (loss) from discontinued operations	0.46	(1.46)	(1.53)

Loss before cumulative effect of accounting changes	(0.12)	(4.49)	(1.12)
Cumulative effect of accounting changes, net of tax	0.02	(0.08)	(0.81)

Net loss	$(0.10)	$(4.57)	$(1.93)

Diluted (Loss) Earnings per Share:
(Loss) income from continuing operations	$(0.58)	$(3.03)	$0.41
Income (loss) from discontinued operations	0.46	(1.46)	(1.53)

Loss before cumulative effect of accounting changes	(0.12)	(4.49)	(1.12)
Cumulative effect of accounting changes, net of tax	0.02	(0.08)	(0.80)

Net loss	$(0.10)	$(4.57)	$(1.92)

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except per share amounts)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$106,613	$146,244
Restricted cash	15,610	228,005
Accounts and notes receivable, principally customer, net	1,089,058	567,218
Notes receivable related to receivables facility	—	393,822
Net California receivables subject to refund	—	198,609
Inventory	273,128	258,706
Derivative assets	312,232	493,046
Margin deposits on energy trading and hedging activities	509,726	75,971
Accumulated deferred income taxes	117,341	79,323
Prepayments and other current assets	205,569	150,944
Current assets of discontinued operations	—	85,947

Total current assets	2,629,277	2,677,835

Property, Plant and Equipment, net	7,390,130	7,642,828

Other Assets:
Goodwill, net	440,534	482,534
Other intangibles, net	611,524	620,343
Net California receivables subject to refund	200,086	—
Equity investments	83,819	95,223
Derivative assets	272,254	199,716
Accumulated deferred income taxes	2,000	6,045
Prepaid lease	243,463	217,781
Restricted cash	25,547	28,260
Other	248,231	318,741
Long-term assets of discontinued operations	—	1,007,525

Total other assets	2,127,458	2,976,168

Total Assets	$12,146,865	$13,296,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$618,854	$129,553
Accounts payable, principally trade	572,886	508,941
Derivative liabilities	409,110	348,614
Margin deposits from customers on energy trading and hedging activities	19,040	36,136
Retail customer deposits	64,486	57,279
Accumulated deferred income taxes	6,878	4,729
Accrual for payment to CenterPoint Energy, Inc.	—	175,000
Other taxes payable	90,075	71,401
Other	288,686	339,547
Current liabilities of discontinued operations	—	329,774

Total current liabilities	2,070,015	2,000,974

Other Liabilities:
Accumulated deferred income taxes	395,491	388,433
Derivative liabilities	311,222	208,689
Benefit obligations	156,472	127,710
Other	250,454	348,505
Long-term liabilities of discontinued operations	—	936,887

Total other liabilities	1,113,639	2,010,224

Long-term Debt	4,576,857	4,913,834

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 299,812,305 and 299,804,000 issued)	61	61
Additional paid-in capital	5,790,007	5,841,438
Treasury stock at cost, 128,264 and 5,212,017 shares	(2,209)	(89,769)
Retained deficit	(1,367,948)	(1,338,578)
Accumulated other comprehensive loss	(33,557)	(31,812)
Accumulated other comprehensive loss from discontinued operations	—	(9,541)

Stockholders’ equity	4,386,354	4,371,799

Total Liabilities and Stockholders’ Equity	$12,146,865	$13,296,831

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(29,370)	$(1,342,117)	$(559,812)
(Income) loss from discontinued operations	(135,410)	429,224	444,912

Net loss from continuing operations and cumulative effect of accounting changes	(164,780)	(912,893)	(114,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting changes	(7,290)	24,055	233,600
Wholesale energy goodwill impairment	—	985,000	—
Impairment of marketable equity securities and other investments	—	—	31,780
Depreciation and amortization	476,811	397,132	349,484
Deferred income taxes	(69,505)	59,542	115,862
Net unrealized (gains) losses on trading energy activities	(26,234)	24,084	23,682
Net unrealized losses (gains) on non-trading energy derivatives	252,416	31,941	(46,218)
Net amortization of contractual rights and obligations	(24,838)	(25,304)	(21,496)
Amortization of deferred financing costs	87,184	97,605	1,791
Undistributed earnings of unconsolidated subsidiaries	9,478	1,652	(14,861)
Accrual for payment to CenterPoint Energy, Inc.	1,600	46,700	128,300
Accounting settlement for certain benefit plans and curtailment	1,286	4,661	47,356
Other, net	12,987	15,861	20,151
Changes in other assets and liabilities:
Restricted cash	215,108	(71,551)	298,005
Accounts and notes receivable and unbilled revenue, net	(66,804)	98,895	(135,446)
Receivables facility proceeds, net	232,000	23,000	95,000
Accounts receivable/payable – formerly affiliated companies, net	—	—	26,721
Inventory	(20,250)	14,758	(56,909)
Collateral for electric generating equipment, net	—	—	136,013
Margin deposits on energy trading and hedging activities, net	(450,851)	222,603	(193,411)
Net non-trading derivative assets and liabilities	16,093	(73,432)	85,347
Prepaid lease obligation	(25,682)	(17,727)	(78,551)
Other current assets	(55,676)	(21,134)	(33,994)
Other assets	(47,991)	(92,705)	(27,766)
Accounts payable	48,466	(194,155)	(244,906)
Taxes payable/receivable	16,689	54,515	(59,620)
Payment to CenterPoint Energy, Inc.	(176,600)	—	—
Other current liabilities	8,653	73,573	3,537
Other liabilities	42,774	43,920	(67,449)

Net cash provided by continuing operations from operating activities	285,044	810,596	501,102
Net cash (used in) provided by discontinued operations from operating activities	3,956	58,807	15,656

Net cash provided by operating activities	289,000	869,403	516,758

Cash Flows from Investing Activities:
Capital expenditures	(172,871)	(569,805)	(620,985)
Business acquisition, net of cash acquired	—	—	(2,963,801)
Other, net	27,532	6,991	(860)

Net cash used in continuing operations from investing activities	(145,339)	(562,814)	(3,585,646)
Net cash provided by discontinued operations from investing activities	864,621	1,604,589	98,403

Net cash provided by (used in) investing activities	719,282	1,041,775	(3,487,243)

Cash Flows from Financing Activities:
Proceeds from long-term debt	2,150,000	1,612,120	13,537
Payments of long-term debt	(2,235,568)	(2,141,137)	(202,268)
(Decrease) increase in short-term borrowings and revolving credit facilities, net	(108,350)	(1,425,445)	4,239,016
Change in notes with formerly affiliated companies, net	—	—	385,652
Proceeds from issuances of treasury stock	24,618	7,531	13,527
Payments of financing costs	(81,767)	(183,455)	(20,264)
Other, net	9,156	—	—

Net cash (used in) provided by continuing operations from financing activities	(241,911)	(2,130,386)	4,429,200
Net cash used in discontinued operations from financing activities	(806,002)	(758,434)	(444,489)

Net cash (used in) provided by financing activities	(1,047,913)	(2,888,820)	3,984,711

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	9,071	3,009

Net Change in Cash and Cash Equivalents	(39,631)	(968,571)	1,017,235
Cash and Cash Equivalents at Beginning of Period	146,244	1,114,815	97,580

Cash and Cash Equivalents at End of Period	$106,613	$146,244	$1,114,815

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$360,076	$318,310	$207,960
Income taxes paid (net of income tax refunds received) for continuing operations	(51,745)	(68,698)	36,440

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Thousands of Dollars)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Unrealized Gain (Loss) on Available For Sale Securities	Deferred Derivative (Losses) Gains	Foreign Currency Translation Adjustments	Additional Minimum Benefits Liability	Total Accumulated Other Comprehensive (Loss) Income	Discontinued Operations Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive (Loss) Income
Balance December 31, 2001	$61	$5,789,869	$(189,460)	$563,351	$6,050	$(86,152)	$(679)	$(7,515)	$(88,296)	$(91,893)	$5,983,632
Net loss				(559,812)							(559,812)	$(559,812)
Contributions from CenterPoint, Energy Inc.		52,811									52,811
Transactions under stock plans		(5,723)	30,977								25,254
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $0 and $113 million							(845)		(845)	129,295	128,450	(845)
Changes in minimum pension liability, net of tax of $3 million								4,869	4,869		4,869	4,869
Deferred gain from cash flow hedges, net of tax of $37 million and $6 million						44,015			44,015	(4,300)	39,715	44,015
Reclassification of net deferred gain from cash flow hedges into net loss, net of tax of $4 and $4 million						(6,667)			(6,667)	(10,430)	(17,097)	(6,667)
Unrealized loss on available-for-sale securities, net of tax of $1 million					(1,672)				(1,672)		(1,672)	(1,672)
Reclassification adjustments for gains on sales of available-for-sale securities realized in net loss, net of tax of $2 million					(3,262)				(3,262)		(3,262)	(3,262)
Other comprehensive income from discontinued operations												114,565

Comprehensive loss												$(408,809)

Balance December 31, 2002	61	5,836,957	(158,483)	3,539	1,116	(48,804)	(1,524)	(2,646)	(51,858)	22,672	5,652,888
Net loss				(1,342,117)							(1,342,117)	$(1,342,117)
Contributions from CenterPoint Energy, Inc.		45,498									45,498
Issuance of warrants		14,360									14,360
Transactions under stock plans		(55,377)	68,714								13,337
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0 and $17 million							543		543	(34,343)	(33,800)	543
Changes in minimum pension liability, net of tax of $1 million								1,369	1,369		1,369	1,369
Deferred gain from cash flow hedges, net of tax of $37 million and $0						61,181			61,181	118	61,299	61,181
Reclassification of net deferred gain from cash flow hedges into net loss, net of tax of $40 million and $0						(41,933)			(41,933)	2,012	(39,921)	(41,933)
Unrealized loss on available-for-sale securities, net of tax of $0					(350)				(350)		(350)	(350)
Reclassification adjustments for gains on sales of available-for-sale securities realized in net loss, net of tax of $0					(764)				(764)		(764)	(764)
Other comprehensive loss from discontinued operations												(32,213)

Comprehensive loss												$(1,354,284)

Balance December 31, 2003	$61	$5,841,438	$(89,769)	$(1,338,578)	$2	$(29,556)	$(981)	$(1,277)	$(31,812)	$(9,541)	$4,371,799

(continued)

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) – (continued)

(Thousands of Dollars)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Unrealized Gain (Loss) on Available For Sale Securities	Deferred Derivative (Losses) Gains	Foreign Currency Translation Adjustments	Additional Minimum Benefits Liability	Total Accumulated Other Comprehensive (Loss) Income	Discontinued Operations Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive (Loss) Income
Balance December 31, 2003	$61	$5,841,438	$(89,769)	$(1,338,578)	$2	$(29,556)	$(981)	$(1,277)	$(31,812)	$(9,541)	$4,371,799
Net loss				(29,370)							(29,370)	$(29,370)
Distribution to CenterPoint Energy, Inc.		(509)									(509)
Warrants		57									57
Transactions under stock plans		(50,979)	87,560								36,581
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0							981		981		981	981
Changes in minimum pension liability, net of tax of $1 million								1,129	1,129		1,129	1,129
Deferred gain (loss) from cash flow hedges, net of tax of $26 million and $1 million						45,253			45,253	(2,053)	43,200	45,253
Reclassification of net deferred (gain) loss from cash flow hedges into net loss, net of tax of $32 million and $8 million						(49,114)			(49,114)	11,594	(37,520)	(49,114)
Unrealized loss on available-for-sale securities, net of tax of $0					(8)				(8)		(8)	(8)
Reclassification adjustments for gains on sales of available-for-sale securities realized in net loss, net of tax of $0					14				14		14	14
Other comprehensive income from discontinued operations												9,541

Comprehensive loss												$(21,574)

Balance December 31, 2004	$61	$5,790,007	$(2,209)	$(1,367,948)	$8	$(33,417)	$—	$(148)	$(33,557)	$—	$4,386,354

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

The name of the company changed from Reliant Resources, Inc. to Reliant Energy, Inc. effective April 26, 2004. The ticker symbol for our common stock remains the same (NYSE: RRI).

“Reliant Energy” refers to Reliant Energy, Inc. and “we,” “us” and “our” refer to Reliant Energy, Inc. and its consolidated subsidiaries, unless we specify or the context indicates otherwise.

Our business operations consist primarily of two business segments:

•	Retail energy – provides electricity and related services to retail customers primarily in Texas and acquires and manages the electric energy, capacity and ancillary services associated with supplying these retail customers; and

•	Wholesale energy – provides electric energy, capacity and ancillary services in the competitive segments of the Untied States’ wholesale energy markets.

Our remaining operations include unallocated corporate functions and minor equity and other investments.

Reliant Energy, a Delaware corporation, was incorporated in August 2000 with 1,000 shares of common stock which were owned by Reliant Energy, Incorporated. Reliant Energy, Incorporated was a regulated energy services and delivery company that also owned unregulated businesses. Reliant Energy, Incorporated transferred substantially all of its unregulated businesses to Reliant Energy in order to separate its regulated and unregulated operations. In May 2001, Reliant Energy offered 59.8 million shares of its common stock to the public at an initial offering price of $30 per share (IPO) and received net proceeds of $1.7 billion.

CenterPoint Energy, Inc. was formed on August 31, 2002 as the successor to Reliant Energy, Incorporated. Unless indicated otherwise, references to “CenterPoint” mean CenterPoint Energy, Inc. on or after August 31, 2002 and Reliant Energy, Incorporated prior to August 31, 2002. On September 30, 2002, CenterPoint distributed all of the 240 million shares of our common stock it owned to its common shareholders (Distribution).

Basis of Presentation

The consolidated statements of operations include all revenues and costs directly attributable to us, including costs for facilities and costs for functions and services performed by CenterPoint and directly charged to us based on usage or other allocation factors prior to the Distribution. Such allocations in our consolidated financial statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations may not necessarily be indicative of the costs and expenses that would have resulted if we had operated as an independent entity prior to the Distribution.

(2)	Summary of Significant Accounting Policies

(a)	Reclassifications.

Some amounts from the previous years have been reclassified to conform to the 2004 presentation of financial statements. These reclassifications do not affect earnings.

(b)	Use of Estimates and Market Risk and Uncertainties.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting estimates include: (a) goodwill, (b) California net receivables, (c) property, plant and equipment, (d) depreciation expense, (e) derivative assets and liabilities, (f) retail energy segment estimated revenues and energy supply costs, (g) loss contingencies and (h) deferred tax assets, valuation allowances and tax liabilities.

We are subject to the risk associated with price movements of energy commodities and the credit risk associated with our commercial activities. For additional information regarding these risks, see notes 2(d) and 6. We are subject to risks relating to the reliability of the systems, procedures and other infrastructure necessary to operate our business. We are also subject to risks relating to changes in laws and regulations; the outcome of pending lawsuits, governmental proceedings and investigations; the effects of competition; changes in market liquidity; changes in interest rates; the availability of adequate supplies of fuel and transportation; weather conditions; seasonality; financial market conditions and our access to capital; the creditworthiness or financial distress of our counterparties; actions by rating agencies with respect to us or our competitors; political, legal, regulatory and economic conditions and developments; the successful operation of deregulating power markets and other items.

(c)	Principles of Consolidation.

Our accounts and those of our wholly-owned and majority-owned subsidiaries are included in our consolidated financial statements. All significant intercompany transactions and balances are eliminated in consolidation.

We do not, or did not until the indicated date, consolidate the following interests:

•	until September 28, 2004, a receivables facility arrangement, which involved a qualified special purpose entity (QSPE) formed as a bankruptcy remote subsidiary in 2002, that we entered into with financial institutions that purchase undivided interests in our accounts receivable from certain retail customers (see note 8);

•	sale-leaseback transactions involving three power generating facilities entered into in 2000 (see note 13(a));

•	two equity investments (see below and note 7); and

•	until January 1, 2003, an arrangement to facilitate the development, financing, construction and leasing of three power generation projects beginning in 2001 (see below and notes 8 and 13(b)).

We use the equity method of accounting for investments in entities in which we have an ownership interest between 20% and 50% and exercise significant influence primarily through representation on management committees. For our equity method accounting investments, our representation on management committees does not enable us to control the investments’ management and operating decisions. The allocation of profits and losses is based on our ownership interest. For additional information regarding investments recorded using the equity method of accounting, see note 7. Other investments, excluding marketable securities, are carried at cost. For these other investments, we do not exercise significant influence. For additional information regarding these investments, see note 2(p).

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (FIN No. 46). We adopted FIN No. 46 on January 1, 2003, as it relates to our variable interests in three power generation projects that were being constructed by off-balance sheet entities under construction agency agreements, which pursuant to this guidance required consolidation upon adoption. Results for 2003 include the cumulative effect of accounting change of $1 million loss, net of tax.

(d)	Revenues and Accounting for Hedging and Trading Activities.

Revenue Recognition

Power Generation Revenues. We record gross revenues for energy sales and services related to our electric power generation facilities under the accrual method and these revenues generally are recognized upon delivery. Electric power and other energy services are sold at market-based prices through existing power exchanges or through third-party contracts. Energy sales and services related to our electric power generation facilities that have been delivered but not billed by period-end are accrued based upon estimated energy and services delivered.

Retail Energy Revenues. We record gross revenues for energy sales and services to retail electric customers that have not executed a contract under the accrual method and these revenues generally are recognized upon delivery. Our electricity sales to large commercial, industrial and governmental/institutional customers under contracts executed after October 25, 2002 are typically accounted for under the accrual method and these gross revenues are generally recognized upon delivery. Energy sales and services to retail electric customers that are accounted for under the accrual method and not billed by period-end are accrued based upon estimated energy and services delivered. Our electricity sales to large commercial, industrial and governmental/institutional customers under contracts executed before October 25, 2002 were accounted for under the mark-to-market method of accounting upon contract execution.

Changes in Estimates for Retail Energy Sales and Costs. Our revenues and the related energy supply costs are based on our estimates of customer usage and initial usage information provided by the Electric Reliability Council of Texas (ERCOT) Independent System Operator (ISO) and the electric distribution companies in the PJM Interconnection, LLC (PJM). We revise these estimates of revenues and the related energy supply costs and record any resulting changes in the period when better information becomes available (collectively referred to as “market usage adjustments”).

As of December 31, 2004 and 2003, we recorded unbilled revenues of $328 million and $290 million, respectively, for retail energy sales. During 2004, 2003 and 2002, we recognized in gross margin (revenues less fuel and cost of gas sold and purchased power) $17 million of expense, $28 million of income and $3 million of expense, respectively, related to market usage adjustments.

The ERCOT ISO continues to experience problems processing volume data. During 2004, there were negative trends from ERCOT ISO final settlement data related to “unaccounted for energy” and supply costs compared to our estimates that we have recorded. As of December 31, 2004, the ERCOT ISO has issued true-up settlements through May 2004. As of December 31, 2004, the ERCOT ISO’s settlement calculations indicate that our customers utilized greater volumes of electricity by approximately 293,000 megawatt hours (MWh) for 2003 and 73,000 MWh for January through May 2004. As of December 31, 2004, we have a net payable of approximately $1 million recorded for final settlement with ERCOT. This consists of an $18 million receivable related to 2003 and a $19 million payable related to 2004.

We believe that the estimates and assumptions utilized to recognize revenues and the related supply costs are reasonable and represent our best estimates. However, actual results can differ from those estimates.

Hedging Activities

Hedging Activities. If certain conditions are met, we may designate a derivative instrument as hedging the exposure to variability in expected future cash flows (cash flow hedge). A derivative is recognized at fair value in the balance sheet whether or not it is designated as a hedge, except for derivative contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business that are designated as “normal purchases and sales exceptions” pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), which are not reflected in our consolidated balance sheet. For a derivative not designated as a hedge, changes in fair value prior to settlement are recorded as unrealized gains or losses in our results of operations.

Derivatives utilized in non-trading activities and designated as cash flow hedges must have a high correlation between price movements in the derivative and the item designated as being hedged. The gains and losses related to derivatives designated as cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are effective as hedges, and then are recognized in our results of operations in the same period as the settlement of the underlying hedged transactions. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive income (loss) is reclassified and included in our consolidated statements of operations under the captions revenues, purchased power or fuel expenses for commodity derivatives and interest expense for interest rate derivatives. Prior to October 1, 2003, all physical power and natural gas sales transactions were included in revenues (except for natural gas hedges related to our retail energy segment’s supply management, which were included in purchased power) and all physical power and natural gas purchase transactions were included in purchased power and fuel expenses (except for natural gas hedges related to our retail energy segment’s supply management, which were included in purchased power), respectively. Effective October 1, 2003, hedging transactions that do not physically flow are included in the same caption as the item being hedged; for example, revenues, in the case of hedging activities related to power sales; purchased power, in the case of hedging activities related to power purchases; and fuel expenses, in the case of hedging activities related to natural gas purchases. For all periods presented, financial hedge transactions are included in the same caption as the item being hedged.

If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and changes in fair value are recognized currently in our results of operations. If it becomes probable that a forecasted transaction will not occur, we immediately recognize the related deferred gains or losses in our results of operations. The associated hedging instrument is then marked to market through our results of operations for the remainder of the contract term unless a new hedging relationship is redesignated.

Adoption of EITF No. 03-11. Prior to October 1, 2003, revenues, fuel and cost of gas sold and purchased power related to sale and purchase contracts designated as hedges were generally recorded on a gross basis in the delivery period. In July 2003, the Emerging Issues Task Force (EITF) issued EITF No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not “Held for Trading Purposes” As Defined in EITF Issue No. 02-03” (EITF No. 03-11), which stated that realized gains and losses on derivative contracts not “held for trading purposes” should be reported either on a net or gross basis based on the relevant facts and circumstances. As discussed above, on October 1, 2003, we began reporting prospectively the settlement of sales and purchases of fuel and purchased power related to our non-trading commodity derivative activities that were not physically delivered on a net basis in our consolidated statement of operations based on the item hedged. This change resulted in decreased revenues and a corresponding decrease in fuel and cost of gas sold and purchased power of $2.4 billion and $834 million for 2004 and the fourth quarter of 2003, respectively. EITF No. 03-11 has no impact on margins or net income. Comparative financial statements for prior periods have not been reclassified to conform to this presentation, as it is not required. In addition, it is not practicable for us to disclose sales and purchases of fuel and purchased power in 2002 and the nine months ended September 30, 2003 that would have been shown net if EITF No. 03-11 had been applied to our results of operations historically.

For additional discussion of derivative and hedging activities, see note 6.

Trading Activities

Trading Activities. In March 2003, we discontinued our proprietary trading business. Trading positions taken prior to our decision to exit this business are managed solely for purposes of closing them on economical terms. See note 6(b) for discussion of the types of activities that were classified as trading activities in our historical results of operations.

Our legacy energy trading activities are accounted for under the mark-to-market method of accounting. Under the mark-to-market method of accounting, net changes in the fair value of derivatives are recognized in our revenues in the period of change. The recognized, unrealized balances are recorded at fair value in derivative assets/liabilities.

EITF No. 02-03. In 2002, the EITF reached a consensus in EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” (EITF No. 02-03) rescinding EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” (EITF No. 98-10) and that all mark-to-market gains and losses on energy trading contracts should be shown net in the statement of operations whether or not settled physically. Beginning in the quarter ended September 30, 2002, we report all energy trading activities on a net basis in the consolidated statements of operations. Prior periods were reclassified to conform to this presentation.

Furthermore, all contracts that would have been accounted for under EITF No. 98-10, and that are not derivatives, may no longer be marked to market through earnings, effective October 25, 2002. In addition, mark-to-market accounting is no longer applied to inventories used in our trading activities. This transition was effective for us (a) on January 1, 2003 for contracts executed prior to October 25, 2002 and (b) on October 25, 2002 for contracts executed on or after that date. We recorded a cumulative effect of a change in accounting principle of $42 million loss, net of tax of $22 million, or $0.14 per share, effective January 1, 2003, related to EITF No. 02-03. The cumulative effect reflects the fair value, as of January 1, 2003, of contracts executed prior to October 25, 2002 that had been marked to market under EITF No. 98-10 that did not meet the definition of a derivative.

Prior to 2003, our electricity sales to large commercial, industrial and governmental/institutional customers under executed contracts (and the related energy supply contracts) for contracts executed prior to October 25, 2002 were accounted for under the mark-to-market method of accounting pursuant to EITF No. 98-10. Accordingly, these contractual commitments were recorded at fair value in revenues on a net basis upon contract execution. Beginning in January 2003, we began applying the “normal purchases and sales exceptions” pursuant to SFAS No. 133 to a substantial portion of our retail large commercial, industrial and governmental/institutional sales contracts and the related energy supply agreements and began utilizing accrual accounting. The related revenues and energy supply costs are recorded on a gross basis in our results of operations. The results of operations related to our electricity sales to large commercial, industrial and governmental/institutional customers for contracts executed prior to October 25, 2002 are not comparable between 2004 and 2003 and 2002 because of this change. During 2002, we recognized $6 million of unrealized net losses related to our electricity sales to large commercial, industrial and governmental/institutional customers and the related energy supply contracts. During 2004 and 2003, volumes were delivered under electricity sales contracts to large commercial, industrial and governmental/institutional customers and the related energy supply contracts for which $21 million and $66 million, respectively, were previously recognized as unrealized earnings in periods prior to 2003. As of December 31, 2004, we have unrealized gains that have been previously recorded in our results of operations of $6 million that will be realized upon delivery of the electricity in 2005. These unrealized gains are recorded in derivative assets/liabilities as of December 31, 2004.

Gains at Inception on Trading Contracts. During 2002, we recorded $57 million of fair value at the contract inception related to trading activities, including our electricity sales to large commercial, industrial and governmental/institutional customers and the related energy supply contracts as discussed above. Inception gains recorded were evidenced by quoted market prices and other current market transactions for energy trading contracts with similar terms and counterparties.

For additional discussion regarding trading revenue recognition and the related estimates and assumptions that can affect reported amounts of such revenues, see note 6(b).

Other

Reclassification of Economic Hedges. Effective January 1, 2003, we changed our classification of certain derivative activities that historically were classified as trading activities to non-trading activities. These transactions do not meet the requirements for hedge accounting treatment under SFAS No. 133; however, such transactions were entered into to economically hedge commodity risk associated with our wholesale energy power generation operations. As of January 1, 2003, the net non-trading derivative assets previously classified as trading activities were $8 million.

Set-off of Derivative Assets and Liabilities. Where derivative instruments are subject to a master netting agreement and the accounting criteria to net are met, we present our derivative assets and liabilities on a net basis. Derivative assets/liabilities and accounts receivable/payable are presented separately in our consolidated balance sheets. The derivative assets/liabilities and accounts receivable/payable are set-off separately in our consolidated balance sheets although in most cases contracts permit the set-off of derivative assets/liabilities and accounts receivable/payable with a given counterparty.

(e)	Other General and Administrative Expenses.

Other general and administrative expenses in the consolidated statements of operations include (a) corporate and administrative services (including management services, financial and accounting, cash management and treasury support, legal, information technology system support, communications, office management and human resources); (b) regulatory costs and (c) certain benefit costs. Some of these expenses were allocated from CenterPoint prior to the Distribution as further discussed in note 1.

(f)	Restructuring Costs.

During 2004, 2003 and 2002, we incurred $31 million, $31 million and $26 million, respectively, in severance costs, which are included in operation and maintenance, selling and marketing and other general and administrative expenses. The majority of the severance costs have been paid and $1 million is accrued in our consolidated balance sheet as of December 31, 2004. In addition, during 2004, we incurred $11 million in other restructuring costs, such as lease expense related to vacating certain floors in our corporate headquarters. See note 2(g) for a discussion of write-downs of property, plant and equipment.

(g)	Property, Plant and Equipment and Depreciation Expense.

We record property, plant and equipment at historical cost. Depreciation is computed using the straight-line method based on estimated useful lives. Property, plant and equipment include the following:

	Estimated Useful Lives (Years)	December 31,
		2004	2003
		(in millions)
Electric generation facilities	10 – 35	$7,401	$6,215
Building and building improvements	5 – 30	40	42
Land improvements	15 – 35	280	227
Other	3 – 10	460	391
Land		164	160
Assets under construction		58	1,295

Total		8,403	8,330
Accumulated depreciation		(1,013)	(687)

Property, plant and equipment, net		$7,390	$7,643

We periodically evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. A resulting impairment loss is highly dependent on the underlying assumptions. During 2004, we recorded the following in depreciation expense: $16 million impairment loss related to turbines and generators (see note 13(c)), $12 million related to the early retirement of certain power generation units and $13 million related to the write-off of software development costs and other assets. During 2003, we recorded the following in depreciation expense: $14 million for the early retirement of certain power generation units and $7 million related to the write-down of an office building to its fair value less costs to sell. During 2002, we determined that steam and combustion turbines and two heat recovery steam generators purchased in September 2002 were impaired and accordingly recognized a $37 million impairment loss (see note 13(c)) and recognized $15 million in depreciation expense for the early retirement of power generation units. As of December 31, 2004 and 2003, we performed impairment analyses of certain of our wholesale energy segment’s property, plant and equipment. In addition, in July 2003 and November 2002, we performed impairment analyses of all of our wholesale energy segment’s property, plant and equipment as we believed events had indicated that these assets may not be recoverable. Based on these analyses, we recorded no impairments.

Over the past few years, margins on the sales of electricity in our industry have decreased substantially. In the future, we could have additional impairments of property, plant and equipment that would need to be recognized if our wholesale energy market outlook changes negatively. In addition, our ongoing evaluation of our wholesale energy business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in additional impairment charges.

(h)	Goodwill and Amortization Expense.

We record goodwill for the excess of the purchase price over the fair value assigned to the net assets of an acquisition. We do not amortize goodwill. Amortization expense for other intangibles, excluding contractual rights and obligations, was $66 million, $57 million and $50 million for 2004, 2003 and 2002, respectively. See note 5.

We periodically evaluate goodwill and other intangibles when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In 2002, we recognized an impairment charge of $234 million (pre-tax and after-tax) relating to our European energy segment goodwill in connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Due to the disposition of our Desert Basin plant operations, we tested our wholesale energy segment’s goodwill for impairment effective July 2003. In connection with this analysis, we recognized an impairment of $985 million (pre-tax and after-tax) relating to our wholesale energy reporting unit. For further discussion of goodwill and other intangible asset impairment analyses, see note 5.

(i)	Stock-based Compensation Plans.

We apply the intrinsic value method of accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R). This statement eliminates the ability to account for employee share-based compensation transactions using APB No. 25 and generally requires that such transactions be accounted for using a fair value based method. SFAS No. 123R is effective for us for all awards granted, modified, repurchased or cancelled beginning July 1, 2005. We will apply this statement using a modified version of prospective application. Under this transition method, compensation cost is recognized on or after the effective date for the unvested portion of outstanding awards granted prior to the effective date, based on the grant-date fair value of those awards used in the following pro forma disclosures. We are currently assessing the impact that the adoption of this statement will have on our consolidated financial statements.

If employee stock-based compensation costs had been expensed based on the fair value (determined using the Black-Scholes model) method of accounting applied to all stock-based awards, our net loss and per share amounts would have approximated the following pro forma results:

	Year Ended December 31,
	2004	2003	2002
	(in millions, except per share amounts)
Net loss, as reported	$(29)	$(1,342)	$(560)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	21	7	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26)	(42)	(38)

Pro forma net loss	$(34)	$(1,377)	$(596)

Loss per share:
Basic, as reported	$(0.10)	$(4.57)	$(1.93)

Basic, pro forma	$(0.12)	$(4.69)	$(2.05)

Diluted, as reported	$(0.10)	$(4.57)	$(1.92)

Diluted, pro forma	$(0.12)	$(4.69)	$(2.04)

For further information regarding our stock-based compensation plans, see note 11(a).

(j)	Capitalization of Interest Expense.

Interest expense is capitalized as a component of major projects under construction and is amortized over the estimated useful lives of the assets. During 2004, 2003 and 2002, we capitalized interest of $46 million, $84 million and $22 million, respectively.

(k)	Income Taxes.

We use the asset and liability method of accounting for deferred income taxes and measure deferred income taxes for all significant income tax temporary differences. For additional information regarding income taxes, see note 12.

Prior to October 1, 2002, we were included in the consolidated federal income tax returns of CenterPoint and we calculated our income tax provision on a separate return basis under a tax sharing agreement with CenterPoint and current federal and some state income taxes were payable to or receivable from CenterPoint. Subsequent to the Distribution, we file a separate federal tax return.

(l)	Cash.

We record as cash and cash equivalents all highly liquid short-term investments with original maturities or remaining maturities at date of purchase of three months or less.

(m)	Restricted Cash.

Restricted cash primarily includes cash at certain subsidiaries, the distribution or transfer of which to Reliant Energy or our other subsidiaries, is restricted by financing and other agreements, but is available to the applicable subsidiary to use to satisfy certain of its obligations. The following table details our current and long-term restricted cash by reporting segment and entity:

	December 31,
	2004		2003
	(in millions)
Other Operations Segment:
Reliant Energy	$—		$7	(1)

Wholesale Energy Segment:
Orion Power Holdings, Inc.	—		23	(2)
Orion Power MidWest, L.P.	—		64	(2)
Orion Power New York, L.P.	—		102	(2)
Reliant Energy Mid-Atlantic Power Holdings, LLC	28	(3)	42	(3)
Reliant Energy Channelview, L.P.	13	(2)	18	(2)

Total current and long-term restricted cash	$41		$256

(1)	This restricted cash was pledged to secure the payment and performance related to the issuance of certain surety bonds.

(2)	This cash is restricted pursuant to credit or debt agreements unless certain conditions are met. See note 8.

(3)	See notes 8 and 13(a).

(n)	Allowance for Doubtful Accounts.

Accounts and notes receivable, principally from customers, in the consolidated balance sheets are net of an allowance for doubtful accounts of $43 million and $47 million as of December 31, 2004 and 2003, respectively. The net provision for doubtful accounts in the consolidated statements of operations for 2004, 2003 and 2002 was $45 million, $57 million and $82 million, respectively. These amounts exclude items written off during the years related to refunds for energy sales in California (see note 14(b)) and related to Enron Corp. and its affiliates (Enron) (see note 6(a)). We accrue a provision for doubtful accounts based upon estimated percentages of uncollectible power generation and retail energy revenues. We determine these percentages from counterparty credit ratings, historical collections, accounts receivable aging analyses and other factors. We review the provision and estimated percentages periodically and adjust them as appropriate. We write-off accounts receivable balances against the allowance for doubtful accounts when we deem the receivable to be uncollectible.

(o)	Inventory.

Inventory consists of materials and supplies, including spare parts, coal, natural gas and heating oil. Inventories used in the production of electricity are valued at the lower of average cost or market. Heating oil and natural gas used in the trading activities were accounted for under mark-to-market accounting through 2002, as discussed in note 2(d). Beginning January 1, 2003, this inventory is no longer marked to market in accordance with EITF No. 02-03 and is now valued at the lower of average cost or market. The following table details our inventory:

	December 31,
	2004	2003
	(in millions)
Materials and supplies	$147	$132
Coal	54	35
Natural gas	25	41
Heating oil	47	51

Total inventory	$273	$259

(p)	Investments.

As of December 31, 2004 and 2003, we have other non-marketable investments of $28 million and $32 million, respectively, in which we have ownership interests of less than 20% and do not exercise significant influence, which are carried at cost and are included in other long-term assets in our consolidated balance sheets. We periodically evaluate these investments for impairment when events or changes in circumstances indicate that the carrying value of these investments may not be recoverable. During 2002, we incurred a pre-tax impairment loss of $32 million ($30 million after-tax) related to certain of these investments in connection with reduced cash flow expectations for these investments, management’s decision to minimize further financial support and management’s intent to sell certain investments in the near-term below our cost basis.

(q)	Environmental Costs.

We expense or capitalize environmental expenditures, as appropriate, depending on their future economic benefit. We expense amounts that relate to an existing condition caused by past operations and that do not have future economic benefit. We record liabilities related to expected future costs, on an undiscounted basis, related to environmental assessments and/or remediation activities when they are probable and the costs can be reasonably estimated. See note 14(a) for further discussion.

(r)	Asset Retirement Obligations.

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized, on a discounted basis, in the period in which it is incurred. Our asset retirement obligations primarily related to the required future dismantling of power plants and auxiliary equipment at our European energy operations, which have subsequently been sold and future dismantlement of power plants on leased property and environmental obligations related to ash disposal site closures.

The impact of the adoption of SFAS No. 143 resulted in a gain of $19 million, net of tax of $10 million, or $0.06 per share, as a cumulative effect of an accounting change in our consolidated statement of operations for 2003. Included in the gain is $16 million, net of tax of $7 million, related to our European energy operations, which are reported as discontinued operations and have been sold. The impact of the adoption of SFAS No. 143 for our continuing operations resulted in a January 1, 2003 cumulative effect of an accounting change to record (a) a $6 million increase in the carrying values of property, plant and equipment, (b) a $1 million increase in accumulated depreciation of property, plant and equipment, (c) a $1 million decrease in asset retirement obligations and (d) a $3 million increase in deferred income tax liabilities.

If we had adopted SFAS No. 143 on January 1, 2002, the impact would have been immaterial to our consolidated income from continuing operations and net loss for 2002. As of December 31, 2004 and 2003, our asset retirement obligation was $15 million.

(s)	Repair and Maintenance Costs for Power Generation Assets.

Prior to January 1, 2004, we recognized repair and maintenance costs incurred with planned major maintenance, such as turbine and generator overhauls, for power generation assets acquired prior to December 31, 1999, under the “accrue-in-advance” method. Under the accrue-in-advance method, we estimated the costs of planned major maintenance and accrued the related expense over the maintenance cycle, which ranged from two to 12 years. Effective January 1, 2004, we began expensing these costs as incurred. Such change conforms our accounting for all repair and maintenance costs to expensing as incurred, which we believe is preferable. As a result of this change in accounting method, we (a) recognized a cumulative effect of an accounting change resulting in an increase in net income of $7 million, net of tax of $3 million, (or $0.02 per diluted share) for 2004, (b) decreased long-term liabilities by $10 million and (c) decreased deferred tax assets by $3 million.

(t)	Deferred Financing Costs.

Deferred financing costs are costs incurred in connection with obtaining financings. These costs are deferred and amortized, using the effective interest method, over the life of the related debt. During 2004, 2003 and 2002, we have incurred a total of $334 million in financing costs. During 2004, 2003 and 2002, we capitalized $71 million, $207 million and $20 million, respectively, of deferred financing costs. During 2003 and 2002, we directly expensed $24 million and $12 million, respectively, in fees and other costs related to our financings.

The following is a detail of amortization of deferred financing costs:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Amortization, excluding direct write-offs related to prepayments and refinancings	$32	$43	$2
Amortization relating to direct write-offs related to prepayments and refinancings	55	55	—

	$87	$98	$2

As of December 31, 2004 and 2003, we had $136 million and $152 million, respectively, of net deferred financing costs classified in other long-term assets in our consolidated balance sheets. See note 8 for discussion of our various financing agreements.

(u)	Foreign Currency Adjustments.

Local currencies are the functional currency of our former European and Canadian foreign operations. Foreign subsidiaries’ assets and liabilities have been translated into U.S. dollars using the exchange rate at the balance sheet date for December 31, 2003 only as we have no non-U.S. dollar balances as of December 31, 2004. Revenues, expenses, gains and losses have been translated using the weighted average exchange rate for each month prevailing during the periods reported. Cumulative adjustments resulting from translation have been recorded as a component of accumulated other comprehensive loss in stockholders’ equity as of December 31, 2003.

(v)	New Accounting Pronouncements.

As of February 2005, no standard setting body or authoritative body has established new accounting pronouncements or changes to existing accounting pronouncements that would have a material impact to our results of operations, financial position or cash flows, for which we have not already adopted and/or disclosed elsewhere in these notes.

(3)	Related Party Transactions

Prior to the Distribution, CenterPoint was a related party. Transactions with CenterPoint subsequent to the Distribution are not reported as affiliated transactions. We had, or continue to have (as indicated) agreements/transactions with CenterPoint as outlined below.

Agreements Relating to Texas Genco. Texas Genco Holdings, Inc. and its subsidiaries (collectively “Texas Genco”) were formerly majority-owned subsidiaries of CenterPoint and own generating assets in Texas.

In January 2003, CenterPoint distributed approximately 19% of the common stock of Texas Genco to CenterPoint shareholders. In connection with the Distribution, CenterPoint granted us an option to purchase all of the remaining shares of common stock of Texas Genco held by CenterPoint. We decided not to exercise this option in January 2004.

We have purchased entitlements to some of the generation capacity of electric generation assets of Texas Genco in capacity auctions conducted by Texas Genco pursuant to a master power purchase contract entered into on October 1, 2002, which was subsequently amended and extended. As of December 31, 2004, we had purchased entitlements to capacity of Texas Genco averaging 1,900 megawatts (MW) per month in 2005, 950 MW per month in 2006, 650 MW per month in 2007 and 600 MW per month in 2008. Our anticipated capacity payments related to these capacity entitlements are $943 million.

Under a support agreement with CenterPoint, we provided certain services to support the operations and maintenance of Texas Genco’s facilities. These arrangements terminated in 2004. The fees we charged for these services allowed us to recover our fully allocated costs and reimbursement of out-of-pocket expenses. Expenses associated with capital investment in systems and software that benefited both Texas Genco’s facilities and our facilities in other regions were allocated on an installed MW basis. During 2004, 2003 and 2002, we charged $7 million, $12 million and $8 million, respectively, for these services.

Purchases and Sales of Energy Commodities and Related Services Prior to the Distribution. In 2002, we purchased electric generation energy and capacity, electric transmission services and other energy commodities and related services from, and supplied energy commodity and related services to, CenterPoint. For the nine months ended September 30, 2002, purchases of electric generation energy and capacity and electric transmission services from CenterPoint were $1.5 billion. For the nine months ended September 30, 2002, the net purchases and sales and services from/to CenterPoint related to our historical trading operations were $161 million. In addition, for the nine months ended September 30, 2002, other sales and services to CenterPoint were $15 million.

Corporate Support Services. CenterPoint agreed to provide us various corporate support services, information technology services and other previously shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics services. Certain of these arrangements continued through December 31, 2004. The charges we paid to CenterPoint for these services allowed CenterPoint to recover its fully allocated costs, plus out-of-pocket costs and expenses. The costs of services were directly charged or allocated to us using methods that management believes are reasonable. These methods included negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had we been an unaffiliated entity. For the nine months ended September 30, 2002, amounts charged and allocated to us for these services were $15 million and are included primarily in operation and maintenance expenses and general and administrative expenses.

Interest. For the nine months ended September 30, 2002, net interest income related to various net receivables representing transactions between us and CenterPoint was $5 million.

Leases. We leased office space in CenterPoint’s corporate headquarters and continue to lease office space in various CenterPoint facilities in Houston, Texas, including a data center. Our lease at CenterPoint’s corporate headquarters primarily expired in January 2004. We also have various agreements with CenterPoint relating to ongoing commercial arrangements, including the leasing of optical fiber and related maintenance activities, gas purchasing and agency matters and subcontracting energy services under existing contracts. During the nine months ended September 30, 2002, we incurred $24 million of rent expense to CenterPoint.

Equity Contributions/Distributions. During 2003 and 2002, CenterPoint made equity contributions to us of $45 million and $53 million, respectively. In addition, during 2004, there was a net distribution of $1 million to CenterPoint related to a settlement of certain tax matters. See note 12. The contributions in 2003 primarily related to the non-cash conversion to equity of accounts payable to CenterPoint. The contributions in 2002 primarily related to benefit obligations, net of deferred income taxes.

Indemnities and Releases. We have agreements with CenterPoint providing for mutual indemnities and releases with respect to our respective businesses and operations, corporate governance matters, the responsibility for employee compensation and benefits and the allocation of tax liabilities. The agreements also require us to indemnify CenterPoint for any untrue statement of a material fact, or omission of a material fact necessary to make any statement not misleading, in the registration statement or prospectus that we filed with the Securities and Exchange Commission (SEC) in connection with our IPO. We have also guaranteed, in the event CenterPoint becomes insolvent, certain non-qualified benefits of CenterPoint’s existing retirees at the date of Distribution totaling approximately $62 million as of December 31, 2004.

(4)	Business Acquisition

In February 2002, we acquired all of the outstanding shares of common stock of Orion Power Holdings, Inc. (Orion Power Holdings) for an aggregate purchase price of $2.9 billion and assumed debt obligations of $2.4 billion. Orion Power refers to Orion Power Holdings, Inc. and its subsidiaries, unless we specify or the context indicates otherwise. Orion Power is an electric power generating company with generating assets in the states of New York, Pennsylvania, Ohio and West Virginia. We primarily funded the acquisition with a $2.9 billion credit facility.

As of the acquisition date, Orion Power had 81 operating facilities with a total generating capacity of 5,644 MW and two development projects with an additional 804 MW of capacity under construction. Both projects under construction had reached commercial operation by December 31, 2002. In September 2004, we sold 72 former Orion Power operating facilities with a total aggregate net generating capacity of 770 MW.

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

The net purchase price of Orion Power was allocated and the fair value adjustments to the seller’s book value were as follows:

	Purchase Price Allocation	Fair Value Adjustments
	(in millions)
Current assets	$636	$(8)
Property, plant and equipment	3,823	519
Goodwill	1,324	1,220
Other intangibles	477	282
Other long-term assets	103	34

Total assets acquired	6,363	2,047

Current liabilities	(1,777)	(51)
Current contractual obligations	(29)	(29)
Long-term contractual obligations	(86)	(86)
Long-term debt	(1,006)	(45)
Other long-term liabilities	(501)	(396)

Total liabilities assumed	(3,399)	(607)

Net assets acquired	$2,964	$1,440

Adjustments to property, plant and equipment and other intangibles, excluding contractual rights, are based primarily on valuation reports prepared by independent appraisers and consultants.

The following factors contributed to the recognized goodwill of $1.3 billion: commercialization value attributable to our trading capabilities, commercialization and synergy value associated with fuel procurement in conjunction with existing generating plants in the region, entry into the New York power market, general and administrative cost synergies with existing PJM power market generating assets, and risk diversification value due to increased scale, fuel supply mix and the nature of the acquired assets. Of the resulting goodwill, only $105 million is deductible for United States income tax purposes. The $1.3 billion of goodwill was assigned to the wholesale energy segment. See note 5 for discussion of our subsequent goodwill impairment in 2003 related to our wholesale energy reporting unit.

The components of other intangible assets and the related weighted average amortization period for the Orion Power acquisition consist of the following:

	Purchase Price Allocation	Weighted Average Amortization Period (Years)
	(in millions)
Air emission regulatory allowances	$314	38
Contractual rights	106	8
Federal Energy Regulatory Commission (FERC) licenses	57	38

Total	$477

There was no allocation of purchase price to any intangible assets that are not subject to amortization. See note 5 for further discussion of goodwill and intangible assets.

Our results of operations include the results of Orion Power for the period beginning February 19, 2002. The following table presents selected financial information and unaudited pro forma information for 2002 as if the acquisition had occurred on January 1, 2002:

	As Reported	Pro Forma
	(in millions, except per share amounts)
Revenues	$10,693	$10,791
Income from continuing operations	119	62
Loss before cumulative effect of accounting changes	(326)	(390)
Net loss	(560)	(624)
Basic earnings per share from continuing operations	$0.41	$0.21
Basic loss per share before cumulative effect of accounting changes	(1.12)	(1.34)
Basic loss per share	(1.93)	(2.15)
Diluted earnings per share from continuing operations	$0.41	$0.21
Diluted loss per share before cumulative effect of accounting changes	(1.12)	(1.34)
Diluted loss per share	(1.92)	(2.14)

These unaudited pro forma results, based on assumptions we deem appropriate, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of Orion Power had occurred on January 1, 2002. Purchase-related adjustments to the results of operations include the effects on revenues, fuel expense, depreciation and amortization, interest expense, interest income and income taxes. Adjustments that affected revenues and fuel expense were a result of the amortization of contractual rights and obligations relating to the applicable power and fuel contracts that were in existence at January 1, 2002. Such amortization included in the pro forma results above was based on the fair value of the contractual rights and obligations at February 19, 2002. The amounts applicable to 2002 were retroactively applied to January 1, 2002 through February 19, 2002 to arrive at the pro forma effect on that period. The unaudited pro forma condensed financial information presented above reflects the acquisition of Orion Power in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142.

(5)	Goodwill and Intangibles

Intangibles. Other intangible assets consist of the following:

	Remaining Weighted Average Amortization Period (Years)
		December 31,
		2004		2003
		Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
		(in millions)
Air emission regulatory allowances	37	$730	$(245)	$651	$(168)
Contractual rights	2	22	(21)	22	(15)
Power generation site permits	32	73	(5)	75	(6)
Water rights	35	67	(10)	68	(8)
Other	5	3	(2)	3	(2)

Total		$895	$(283)	$819	$(199)

We recognize specifically identifiable intangibles, including air emissions regulatory allowances, contractual rights, power generation site permits and water rights, when specific rights and contracts are acquired. We have no intangible assets with indefinite lives recorded as of December 31, 2004 and 2003. We amortize air emissions regulatory allowances primarily on a units-of-production basis as utilized. We amortize other acquired intangibles, excluding contractual rights, on a straight-line basis over the lesser of their contractual or estimated useful lives. All of our intangibles, excluding goodwill, are subject to amortization.

Estimated amortization expense, excluding contractual rights and obligations (see below), for the next five years is as follows (in millions):

2005	$56
2006	40
2007	25
2008	18
2009	18

Total	$157

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

We amortized $6 million and $31 million of contractual rights and contractual obligations, respectively, for a net amount of $25 million, during 2004. We amortized $7 million and $32 million of contractual rights and contractual obligations, respectively, for a net amount of $25 million, during 2003. We amortized $8 million and $29 million of contractual rights and contractual obligations, respectively, for a net amount of $21 million, during 2002. Estimated amortization of contractual rights and contractual obligations for the next five years is as follows:

	Contractual Rights	Contractual Obligations	Net Increase in Income
	(in millions)
2005	$1	$(10)	$9
2006	—	(3)	3
2007	—	(1)	1
2008	—	(1)	1
2009	—	(2)	2

Total	$1	$(17)	$16

Goodwill. The following table shows the composition of goodwill and changes in the carrying amount of goodwill by reportable segment:

	Retail Energy	Wholesale	Total
	(in millions)
As of January 1, 2003	$32	$1,509	$1,541
Impairment(1)	—	(985)	(985)
Transfer to discontinued operations(2)	—	(63)	(63)
Other(3)	21	(31)	(10)

As of December 31, 2003	53	430	483
Transfer to discontinued operations(4)	—	(42)	(42)

As of December 31, 2004	$53	$388	$441

(1)	See below for discussion.

(2)	On July 9, 2003, we entered into an agreement to sell our 588 MW Desert Basin plant (see note 20). The sale closed in October 2003. This anticipated sale of our Desert Basin plant operations required us to allocate a portion of the goodwill in the wholesale energy reporting unit to the Desert Basin plant operations. We did not allocate any goodwill to our Desert Basin plant operations, which are classified as discontinued operations, prior to July 2003.

(3)	Effective January 1, 2003, as we began reporting our ERCOT generation facilities in our retail energy segment rather than our wholesale energy segment, we transferred $25 million of goodwill to our retail energy segment. Effective December 31, 2003, we began reporting these facilities in our wholesale energy segment and transferred $4 million of goodwill back to our wholesale energy segment for a net transfer to our retail energy segment of $21 million.

(4)	In May 2004, we entered into an agreement to sell our equity interests in subsidiaries of Orion Power Holdings owning 71 operating hydropower plants and a fossil-fueled, combined-cycle generation plant with a total aggregate net generating capacity of 770 MW located in upstate New York (hydropower plants). The sale closed in September 2004. This anticipated sale of our hydropower plants required us to allocate a portion of the goodwill in the wholesale energy reporting unit to the operations of the hydropower plants. We did not allocate any goodwill to our hydropower plants operations, which are classified as discontinued operations, prior to May 2004. See note 21.

As of December 31, 2004 and 2003, we had $80 million and $131 million, respectively, of net goodwill recorded in our consolidated balance sheets that is deductible for United States income tax purposes for future periods.

SFAS No. 142 requires goodwill to be tested at least annually and more frequently in certain circumstances. The date of our annual impairment test was November 1 for 2004, 2003 and 2002.

Goodwill Impairment Transition Test. During 2002, we completed the transitional goodwill impairment test required by SFAS No. 142, including the review of goodwill for impairment as of January 1, 2002. Based on our transitional impairment test, we recorded an impairment of our European energy segment’s goodwill of $234 million (pre-tax and after-tax). This impairment loss was recorded retroactively as a cumulative effect of a change in accounting principle in the first quarter of 2002. Based on this goodwill impairment test, no goodwill was impaired for our other reporting units.

The circumstances leading to the goodwill impairment of our European energy operations included a significant decline in electric margins attributable to the deregulation of the European electricity market in 2001, lack of growth in the wholesale energy trading markets in Northwest Europe, continued regulation of certain European fuel markets and the reduction of proprietary trading in our European operations. Our measurement of the fair value of the European energy operations was based on a weighted average of an income approach, using future discounted cash flows, and a market approach, using acquisition multiples of recently completed European transactions.

2002 Annual Goodwill Impairment Test. We performed our annual impairment test in 2002 effective November 1, 2002. We considered the sales price in the agreement that we signed in February 2003 to sell our European energy operations (see note 19) to be the best estimate of fair value of our European energy segment as of November 1, 2002, to use in such impairment test. Based on this estimate of fair value, the full amount of our European energy segment’s goodwill of $482 million was impaired and we recorded this charge in the fourth quarter of 2002. For additional information regarding this transaction and its impacts, see note 19. Our 2002 annual impairment test identified no other impairments of goodwill for our other reporting units.

July 2003 Goodwill Impairment Test Related to our Wholesale Energy Segment. In July 2003, we entered into an agreement to sell our 588 MW Desert Basin plant. See note 20 for further discussion of this sale. The sale of our Desert Basin plant required us to allocate a portion of the goodwill in the wholesale energy reporting unit to the Desert Basin plant operations on a relative fair value basis as of July 2003 in order to compute the gain or loss on disposal. We were also required to test the recoverability of goodwill in our remaining wholesale energy reporting unit as of July 2003.

As a result of the July 2003 test, we recognized an impairment of $985 million (pre-tax and after-tax) in the third quarter of 2003. This impairment was due to a decrease in the estimated fair value of our wholesale energy reporting unit. This change in fair value was primarily due to: (a) reduced projected commercialization opportunities related to our power generation assets; (b) the elimination of proprietary trading; (c) lower projected regulatory capacity values due to the lack of development of appropriate market structures and a lower outlook for revenues from existing regulatory capacity markets; (d) reduced long-term margins from our existing portfolio as a result of lowering our estimates of the margins required to induce new capacity to enter the markets; (e) expectations for the retirement and/or mothballing of some of our facilities; (f) lower market and comparable public company values data; and (g) the level of working capital; partially offset by reductions in our projected commercial, operational and support groups costs and lower projected operations and maintenance expense.

2003 Annual Goodwill Impairment Tests. We performed our annual goodwill impairment tests for our wholesale energy and retail energy reporting units effective November 1, 2003 and determined that no additional impairments of goodwill had occurred since July 2003.

May 2004 Goodwill Impairment Test Related to our Wholesale Energy Segment. In May 2004, we signed an agreement to sell 770 MW of generation assets. This sale required us to allocate a portion of the goodwill in the wholesale energy reporting unit to the assets being sold on a relative fair value basis as of May 2004 in order to compute the gain on disposal. As of May 2004, we also tested the recoverability of goodwill in our remaining wholesale energy reporting unit and determined that no impairment had occurred. See note 21.

2004 Annual Goodwill Impairment Tests. We performed our annual goodwill impairment tests for our wholesale energy and retail energy reporting units effective November 1, 2004 and determined that there were no impairments of goodwill.

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

Management has determined the fair value of our wholesale energy reporting unit with the assistance of an independent appraiser. In determining the fair value of our wholesale energy segment, we made the following key assumptions: (a) the markets in which we operate will continue to be deregulated; (b) there will be a recovery in electricity margins over time to a level sufficient such that companies building new generation facilities can earn a reasonable rate of return on their investment and (c) the economics of future construction of new generation facilities will likely be driven by regulated utilities (in 2003 and 2004 only). As part of our process, we modeled all of our power generation facilities and those of others in the regions in which we operate. The following table summarizes certain of these significant assumptions:

	November 2004	May 2004	November 2003	July 2003	November 2002	January 2002
Number of years used in internal cash flow analysis(1)	15	15	15	15	15	5
EBITDA multiple for terminal values(2)	7.5	7.5	7.5	7.5	7.0 to 7.5	6.0
Risk-adjusted discount rate for our estimated cash flows	9.0%	9.0%	9.0%	9.0%	9.0%	9.0%
Average anticipated growth rate for demand in power(3)	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%
Long-term after-tax return on investment for new investment(4)	7.5%	7.5%	7.5%	7.5%	9.0%	9.0%

(1)	The number of years used in the internal cash flow analysis changed from five years in the January 2002 test to 15 years due to the fact that five years in the forecast did not capture the full impact of the cyclical nature of our wholesale energy operations. Additional periods were included in the forecasts to derive an appropriate forecast period, which was used to determine the estimated terminal value. As of January 2002, based on current market conditions in the wholesale energy industry, management did not believe additional periods beyond five years in the forecast were required.

(2)	The earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization expense (EBITDA) multiple for terminal values changed from 6.0 in the January 2002 test to 7.0 to 7.5 in the November 2002 test and from 7.0 to 7.5 in the November 2002 test to 7.5 in the 2003 tests due to the independent appraiser’s updated analysis of the public guideline companies that indicated higher multiples were appropriate to calculate the terminal values at the applicable dates.

(3)	Depending on the region, the specific rate is projected to be somewhat higher or lower.

(4)	Based on our assumption in 2003 and 2004 that regulated utilities will be the primary drivers underlying the construction of new generation facilities, we have assumed that the after-tax return on investment will yield a return representative of a regulated utility’s cost of capital (7.5%) rather than that of an independent power producer (9.0%). Based on changes in assumed market conditions, including regulatory rules, we changed in 2003 the projected time horizon for substantially achieving the after-tax return on investment to 2008 – 2012 (depending on region). Formerly, we had assumed that the time horizon for substantially achieving this rate of return was 2006 – 2010.

Potential Future Impairments of Goodwill. In the future, we could have additional impairments of goodwill that would need to be recognized if our wholesale energy market outlook changes negatively. In addition, our ongoing evaluation of our wholesale energy business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in additional impairment charges related to goodwill, impact our fixed assets’ depreciable lives or result in fixed asset impairment charges.

(6)	Derivative Instruments, Including Energy Trading Activities

We are exposed to various market risks. These risks arise from the ownership of our assets and operation of our business. We routinely utilize derivative instruments such as futures, physical forward contracts, swaps and options to mitigate the impact of changes in electricity, natural gas and fuel prices on our results of operations and cash flows. We utilize interest rate swaps and options to mitigate the impact of changes in interest rates.

We elect one of three accounting methods (cash flow hedge, mark-to-market or “normal purchases and sales exceptions”) for derivatives based on facts and circumstances. We also consider the administrative cost of applying a particular accounting treatment versus the benefits.

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

The primary types of derivatives we use are described below:

•	Futures contracts are exchange-traded standardized commitments to purchase or sell an energy commodity or financial instrument, or to make a cash settlement, at a specific price and future date.

•	Physical forward contracts are commitments to purchase or sell energy commodities in the future.

•	Swap agreements require payments to or from counterparties based upon the differential between a fixed price and variable index price (fixed price swap) or two variable index prices (variable price swap) for a predetermined contractual notional amount. The respective index may be an exchange quotation or an industry pricing publication.

•	Option contracts convey the right to buy or sell an energy commodity or a financial instrument at a predetermined price or settlement of the differential between a fixed price and a variable index price or two variable index prices.

The fair values of our derivative activities as of December 31, 2004 and 2003 are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

Derivative assets and liabilities as of December 31, 2004 and 2003 include amounts for non-trading and trading activities as follows:

	Assets		Liabilities		Net Assets (Liabilities)
	Current	Long-term	Current	Long-term
	(in millions)
December 31, 2004:
Non-trading activities:
Cash flow hedges:
Commodity	$629	$278	$(504)	$(342)	$61
Interest	—	—	(5)	—	(5)

Total	629	278	(509)	(342)	56
Derivatives marked to market through earnings	479	226	(695)	(228)	(218)

Total	1,108	504	(1,204)	(570)	(162)
Trading activities	482	455	(483)	(428)	26
Set-off adjustments	(1,278)	(687)	1,278	687	—

Total	$312	$272	$(409)	$(311)	$(136)

December 31, 2003:
Non-trading activities:
Cash flow hedges:
Commodity	$828	$284	$(668)	$(304)	$140
Interest	—	3	(17)	(14)	(28)

Total	828	287	(685)	(318)	112
Derivatives marked to market through earnings	404	58	(384)	(54)	24

Total	1,232	345	(1,069)	(372)	136
Trading activities	1,094	529	(1,113)	(511)	(1)
Set-off adjustments	(1,833)	(674)	1,833	674	—

Total	$493	$200	$(349)	$(209)	$135

(a)	Non-Trading Derivative Activities.

Prior to the energy delivery period, we attempt to hedge, in part, the economics of our wholesale and retail electric businesses. Derivative instruments are used to mitigate exposure to variability in future cash flows from probable, anticipated future transactions attributable to commodity price risk (non-trading energy derivatives) and interest rate risk.

Below is the pre-tax income (loss) of our non-trading derivative instruments, including non-trading energy and interest rate derivatives:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Non-trading energy derivatives:
Hedge ineffectiveness(1)	$(17)	$(18)	$(1)
Other net unrealized (losses) gains(2)(3)	(235)	(14)	47
Interest rate derivatives:
Hedge ineffectiveness(1)	—	(2)	—
Other net unrealized (losses) gains(2)	(24)	(9)	(16)

Total	$(276)	$(43)	$30

(1)	No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(2)	Includes $16 million gain, $0 and $16 million loss for 2004, 2003 and 2002, respectively, recognized in our results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

(3)	Included in unrealized (losses) gains for non-trading energy derivatives are: (a) amounts reclassified from other comprehensive income into earnings related to Enron (discussed below), (b) net unrealized gains related to the structured transactions (discussed below) and (c) unrealized (losses) gains related to derivatives not designated as hedges.

As of December 31, 2004 and 2003, the maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding the payment of variable interest on existing financial instruments, is eight years and nine years, respectively. As of December 31, 2004 and 2003, the maximum length of time we are hedging our exposure to the payment of variable interest rates is one year and three years, respectively. As of December 31, 2004 and 2003, accumulated other comprehensive loss from derivative instruments, net of tax, was $33 million and $30 million, respectively. As of December 31, 2004, we expect $20 million of accumulated other comprehensive gain to be reclassified into our results of operations during 2005.

Retail Energy Short Positions in Natural Gas. We purchase substantially all of the generation capacity necessary to supply our retail energy business in Texas from third parties. To ensure an adequate power capacity supply for our retail customers, we enter into commitments to purchase power capacity as such capacity becomes available on economic terms in the Texas market. The amount of capacity we purchase is based on projections of our future retail customer delivery requirements. In most cases, we enter into commitments to purchase power capacity (which are often fixed price contracts) prior to determining the price and other terms of the retail sales commitments for which the capacity has been purchased. Until these retail sales commitments are determined, we may be exposed to changes in power capacity prices and natural gas prices (which can have a significant impact on the pricing of power capacity in the Texas market).

To minimize this exposure, we often sell natural gas contracts “short” in order to offset our “long” position in power capacity. As the retail sales commitments are determined, we close out our short natural gas positions by purchasing natural gas contracts in the market or entering into offsetting transactions.

We account for our short positions in natural gas on a mark-to-market basis. For capacity commitments, we historically have elected the “normal purchase exception” pursuant to SFAS No. 133, which permits us to account for these commitments on an accrual basis. The application of different accounting treatments for these two related transactions can have a significant impact in any reporting period in which natural gas prices fluctuate. This result is because fluctuations in the market price of natural gas (which are recorded on a mark-to-market basis) are not offset for accounting purposes by the corresponding fluctuation in power prices (which are accounted for on an accrual basis). The earnings impact is not offset until the period that we take delivery under the capacity commitments. In 2004, we record net unrealized gains (losses) attributable to fluctuations in such natural gas commitments under “purchased power expense–net unrealized gains (losses)” in our consolidated statements of operations.

During the third quarter of 2004, we discontinued our use of the “normal purchase exception” and began electing mark-to-market accounting treatment for certain new power capacity commitments to partially offset potential mark-to-market volatility in such short positions of natural gas. Pre-existing capacity commitments that were designated as “normal purchases” pursuant to SFAS No. 133, however, will continue to be accounted for under the accrual method until the settlement of such commitments.

In addition, we experience volatility in our earnings due to (a) certain purchases of block power receive mark-to-market accounting treatment, while the resale of power to customers receives accrual treatment and (b) natural gas transactions related to supplying our “price-to-beat” load receive mark-to-market accounting treatment, while the revenue associated with the “price-to-beat” load is accounted for using the accrual method.

Application of Mark-to-Market Treatment for Certain Forward Contracts in the West Region. Effective July 1, 2004, we de-designated our cash flow hedges related to over-the-counter and exchange traded forward contracts for natural gas, power and basis swaps in the West region. These derivative contracts are marked to market through earnings on a go-forward basis. As of December 31, 2004, the balance in accumulated other comprehensive loss related to these contracts is $20 million of deferred gains (pre-tax) that will be reclassified into earnings during the period the original forecasted transaction was expected to occur through December 2008. Of the $20 million, $28 million of deferred gains will be reclassified into earnings during the next 12 months. In addition, effective July 1, 2004, we elected marking to market through earnings, rather than electing cash flow hedge treatment, for new contracts entered into by our West region operations which (a) meet the definition of a derivative and (b) do not meet the qualifications to elect the “normal purchases and sales exceptions.”

Interest Rate Derivatives. For a discussion of our interest rate derivatives, see note 8(e).

Other Non-trading Derivative Activities. During 2001, we entered into two structured transactions, involving a series of forward contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002. The change in fair value of these derivative assets and liabilities was recorded in the consolidated statement of operations for each reporting period. During 2002, $121 million of net non-trading derivative asset was settled related to these transactions, which was recorded in cash flows from operations; $3 million of pre-tax unrealized gains was recognized. The $121 million is not included in the amount of “unrealized gains” of $46 million in the revenues caption on the consolidated statement of operations.

In 2001, Enron filed a petition for bankruptcy. Accordingly, we recorded a provision against 100% of Enron receivables offset by derivative balances. The non-trading derivatives with Enron were designated as cash flow hedges. The unrealized net gain on these derivative instruments previously reported in other comprehensive income (loss) will remain in accumulated other comprehensive loss and will be reclassified into earnings during the period in which the originally forecasted transactions occur. During 2004, 2003 and 2002, $8 million loss, $3 million loss and $52 million gain, respectively, was reclassified into earnings related to these cash flow hedges. As of December 31, 2004 and 2003, the remaining amount to be reclassified into earnings through 2007 was $5 million of gains and $3 million of losses, respectively.

(b)	Legacy Trading Activities.

In March 2003, we discontinued our proprietary trading business. Historically, our trading activities included (a) transactions establishing open positions in the energy markets, primarily on a short-term basis and (b) energy price risk management services to customers.

During 2004, 2003 and 2002, we recognized $0, income of $11 million and income of $31 million, respectively, for changes in the fair values of trading assets/liabilities due to changes in valuation techniques and assumptions.

As of December 31, 2004, the weighted average term of the trading portfolio, based on fair values, is approximately 61 months. The maximum term of any contract in the trading portfolio is six years.

(c)	Credit Risk.

Credit risk is inherent in our commercial activities and relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. In our business operations, we often extend credit to our counterparties. Many of these parties have below-investment grade credit ratings. We have broad credit policies and parameters. We seek to enter into contracts that permit us to net receivables and payables within a given contract. We also enter into contracts that enable us to obtain collateral from a counterparty as well as to terminate upon the occurrence of certain events of default. The credit risk control organization establishes counterparty credit limits. We employ tiered levels of approval authority for counterparty credit limits, with authority increasing from the credit risk control organization through senior management. Credit risk exposure is monitored daily and the financial condition of our counterparties is reviewed periodically.

If any of our counterparties fail to perform, we might be forced to acquire alternative hedging arrangements or be required to replace the underlying commitment at then-current market prices. Despite using collateral agreements in many instances to mitigate against these credit risks, we are exposed to the risk that we may not be able to collect amounts owed to us. To the extent a counterparty fails to perform and any collateral we have secured is insufficient, we will incur additional losses.

As of December 31, 2004, three non-investment grade counterparties represented 38% ($329 million) of our total credit exposure, net of collateral. As of December 31, 2003, one non-investment grade counterparty represented 18% ($113 million) of our total credit exposure, net of collateral. There were no other counterparties representing greater than 10% of our total credit exposure, net of collateral.

For information regarding the reserves related to energy sales in California, see note 14(b).

(7)	Equity Investments

We own a 50% interest in a 470 MW electric generation plant in Boulder City, Nevada. We also own a 50% interest in a 108 MW cogeneration plant in Orange, Texas. These equity investments are included in our wholesale energy segment and are detailed as follows:

	December 31,
	2004	2003
	(in millions)
Nevada generation plant	$55	$66
Texas cogeneration plant	29	29

Equity investments	$84	$95

Our (loss) income from equity investments is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Nevada generation plant	$(13)	$(5)	$16
Texas cogeneration plant	4	3	2

(Loss) income of equity investments	$(9)	$(2)	$18

During 2004, 2003 and 2002, the net distributions were $4 million, $4 million and $3 million, respectively, from these investments.

(8)	Credit Facilities, Bonds, Notes and Other Debt

(a)	Overview.

In the following tables, we present an overview of the outstanding debt as of December 31, 2004 and 2003. As of December 31, 2004, we were in compliance with all of our debt covenants.

	December 31,
	2004			2003
	Weighted Average Stated Interest Rate(1)	Long-term	Current	Weighted Average Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Banking or Credit Facilities, Bonds and Notes:
Reliant Energy:
Senior secured notes due 2010	9.25%	$550	$—	9.25%	$550	$—
Senior secured notes due 2013	9.50	550	—	9.50	550	—
Senior secured notes due 2014	6.75	750	—	—	—	—
Convertible senior subordinated notes due 2010	5.00	275	—	5.00	275	—
Senior secured term loans due 2010	4.80	1,290	10	—	—	—
Senior secured revolver due 2009(2)	7.13	199	—	—	—	—
Senior secured term loans due 2007(3)	—	—	—	5.27	1,785	—
Senior secured revolver due 2007(3)	—	—	—	5.58	183	—
Subsidiary Obligations:
Orion Power Holdings and Subsidiaries:
Orion Power Holdings senior notes due 2010	12.00	400	—	12.00	400	—
Orion MidWest term loan due 2005(3)	—	—	—	3.93	312	91
Orion MidWest revolving working capital facility due 2005(3)	—	—	—	—	—	—
PEDFA fixed-rate bonds for Seward plant due 2036(3)	6.75	500	—	—	—	—
PEDFA floating-rate bonds for Seward plant due 2036(3)	—	—	—	1.27	400	—
REMA term loans due 2005 to 2006	4.94	14	14	4.19	28	14
Reliant Energy Channelview, L.P.:
Term loans and revolving working capital facility:
Floating rate debt due 2005 to 2024	3.83	—	284	2.54	283	7
Fixed rate debt due 2014 to 2024	9.55	—	75	9.55	75	—
RE Retail Receivables, LLC facility due 2005	3.90	—	227	—	—	—

Total facilities, bonds and notes(4)		4,528	610		4,841	112

Other:
Adjustment to fair value of debt(5)		49	8		58	8
Adjustment to fair value of interest rate swaps(5)		—	—		20	8
Adjustment to fair value of debt due to warrants		(1)	—		(6)	(2)
Other		1	1		1	3

Total other debt		49	9		73	17

Total debt		$4,577	$619		$4,914	$129

(1)	The weighted average stated interest rates are for borrowings outstanding as of December 31, 2004 or 2003.

(2)	As of December 31, 2004, the entire amount borrowed under this revolver was subject to prime rate-based rates. The London inter-bank offered rate (LIBOR) based rate would have been 4.90% as of December 31, 2004.

(3)	These amounts were refinanced or repaid in 2004.

(4)	As of December 31, 2003, we classified the following debt amounts as discontinued operations: (a) Orion Power New York, L.P. (Orion New York) credit facility – $333 million, (b) Orion Power MidWest, L.P. (Orion MidWest) credit facility – $482 million and (c) Liberty – $262 million. Liberty Electric PA, LLC and Liberty Electric Power, LLC are collectively referred to as “Liberty.” See notes 21 and 22.

(5)	Debt and interest rate swaps acquired in the Orion Power acquisition were adjusted to fair market value as of the acquisition date. Included in the adjustment to fair value of debt is $57 million and $66 million related to the Orion Power Holdings senior notes as of December 31, 2004 and 2003, respectively. Included in the adjustment to fair value of interest rate swaps is $28 million related to the Orion MidWest credit facility as of December 31, 2003. Included in interest expense is amortization of $9 million, $8 million and $5 million for valuation adjustments for debt and $7 million, $12 million and $15 million for valuation adjustments for interest rate swaps, respectively, for 2004, 2003 and 2002, respectively.

The following table sets forth amounts borrowed and available for borrowing under our revolving credit agreements as of December 31, 2004:

	Total Committed Credit	Drawn Amount	Letters of Credit	Unused Amount
	(in millions)
Reliant Energy senior secured revolver due 2009	$1,700	$199	$635	$866
Reliant Energy Channelview, LP revolving working capital facility due 2007	14	—	—	14

Total	$1,714	$199	$635	$880

The following table sets forth the amounts of debt upon maturity of our credit facilities, bonds, notes and other debt as of December 31, 2004 (in millions):

2005	$262	(1)
2006	41	(1)
2007	28	(1)
2008	30	(1)
2009	232	(1)
2010 and thereafter	4,547	(1)

Subtotal	5,140
Other items included in debt	56

Total debt	$5,196

(1)	Included in the amounts for years 2005, 2006, 2007, 2008, 2009 and 2010 and thereafter are $10 million, $14 million, $15 million, $17 million, $20 million and $283 million, respectively, related to the Reliant Energy Channelview, L.P. term loans and revolving working capital facility, which have all been classified as current liabilities in the consolidated balance sheet as of December 31, 2004. See below for further discussion.

As of December 31, 2004 and 2003, committed credit facilities, bonds and notes aggregating $703 million and $717 million, respectively, were unsecured.

(b)	Outstanding Credit Facilities, Bonds and Notes.

2004 Financing Activity. In December 2004, we completed a $4.25 billion refinancing, the components of which included: (a) a $1.7 billion revolving credit facility due 2009, (b) a $1.3 billion term loan due 2010, (c) $750 million of senior secured notes due 2014 and (d) $100 million of fixed-rate tax-exempt Pennsylvania Economic Development Financing Authority (PEDFA) bonds (in addition to $400 million of floating-rate tax-exempt revenue bonds that were converted to fixed-rate bonds in December 2004). As part of the refinancing, we retired our $2.1 billion revolving credit facility due 2007, a $1.7 billion term loan due 2007, $255 million of Orion MidWest debt and associated interest rate swap agreements due 2005. In addition, we converted the $400 million of floating-rate tax-exempt revenue bonds to fixed-rate tax-exempt revenue bonds. In 2004, we also transferred our ownership interest in Liberty (including its related project financing debt) to Liberty’s lenders (see note 22) and repaid the debt of Orion New York and a portion of the debt of Orion MidWest from the net proceeds from the sale of our hydropower plants (see note 21).

Senior Secured Term Loans and Senior Secured Revolver. Our $1.7 billion revolving credit facility, which also provides for the issuance of up to $1.35 billion of letters of credit, bears interest at LIBOR plus 2.875% or a base rate plus 1.875%. Our $1.3 billion term loan bears interest at LIBOR plus 2.375% or a base rate plus 1.375%. We must prepay this revolving credit facility and term loan (the December 2004 credit facilities) with proceeds from certain asset sales and issuances of equity securities. Additionally, we must make quarterly principal payments of 0.25% of the original principal amount of these term loans.

Subject to certain exceptions, the December 2004 credit facilities restrict our ability to, among other actions, (a) encumber our assets, (b) enter into business combinations or divest our assets, (c) incur additional debt or engage in sale and leaseback transactions, (d) pay dividends or prepay other debt, (e) make investments or acquisitions, (f) enter into transactions with affiliates, (g) make capital expenditures, (h) materially change our business, (i) amend our debt agreements, (j) repurchase our capital stock and (k) engage in certain types of trading activities.

The December 2004 credit facilities also require us to not exceed a maximum ratio of adjusted debt to adjusted consolidated earnings (loss) before interest expense, interest income, income taxes, depreciation, amortization and certain lease expenses (EBITDAR) and stay under a minimum ratio of adjusted consolidated EBITDAR to adjusted interest expense. If we (a) achieve certain financial ratios for two consecutive fiscal quarters (adjusted debt to adjusted EBITDAR ratio of 2.75:1 or less and adjusted EBITDAR to adjusted interest of 3.25:1 or more), (b) repay the term loan in full and (c) are not in default under the facilities, the revolving credit facility will become unsecured and several covenants (including those that restrict investments, use of asset sale proceeds and capital expenditures) will be suspended. Certain suspended covenants would be reinstated if, after receiving investment grade credit ratings from both Moody’s and Standard and Poor’s credit rating agencies, we were subsequently downgraded to below-investment grade by both of these credit rating agencies.

Most of our material subsidiaries jointly and severally guarantee the December 2004 credit facilities, which are also secured by security interests in operating assets of our guarantor subsidiaries and the capital stock of our principal operating subsidiaries.

Senior Secured Notes. We have three series of senior secured notes outstanding: (a) $550 million aggregate principal amount of 9.25% senior secured notes due 2010 (issued in July 2003 and net proceeds repaid senior secured term loans due 2007), (b) $550 million aggregate principal amount of 9.50% senior secured notes due 2013 (issued in July 2003 and net proceeds repaid senior secured term loans due 2007) and (c) $750 million aggregate principal amount of 6.75% senior secured notes due 2014 (issued in December 2004 as discussed above). With certain limited exceptions, the collateral that secures our December 2004 credit facilities secures the senior secured notes. This collateral includes the capital stock of only Orion Power Holdings, Reliant Energy Mid-Atlantic Holdings, LLC and Reliant Energy Retail Holdings, LLC. The senior secured notes indentures also contain covenants similar to those in our December 2004 credit facilities. If the December 2004 credit facilities become unsecured, the senior secured notes will become unsecured. In addition, certain covenants under the indentures will be suspended in the event we achieve certain investment grade credit ratings by the credit rating agencies.

Convertible Senior Subordinated Notes. In June and July 2003, we issued $275 million aggregate principal amount of 5.00% convertible senior subordinated notes due 2010 which the net proceeds were used to repay senior secured term loans due 2007. The notes are convertible into shares of our common stock at a conversion price of $9.54 per share. We may redeem the notes, in whole or in part, at any time on or after August 20, 2008, if the last reported sales price of our common stock is at least 125% of the conversion price then in effect for a specified period of time.

Orion Power Holdings Senior Notes. Orion Power Holdings has outstanding $400 million aggregate principal amount of 12% senior notes due 2010. The senior notes are senior unsecured obligations of Orion Power Holdings, are not guaranteed by any of Orion Power Holdings’ subsidiaries and are non-recourse to Reliant Energy. The senior notes indenture contains covenants that restrict (unless certain conditions are met) the ability of Orion Power Holdings and certain of its subsidiaries to, among other actions, (a) pay dividends, (b) incur indebtedness or issue preferred stock, (c) make investments, (d) divest assets, (e) encumber its assets, (f) enter into transactions with affiliates, (g) engage in unrelated businesses and (h) engage in sale and leaseback transactions. As of December 31, 2004, conditions under these covenants have been met that, among other actions, allow the payment of dividends.

In 2002 (when we acquired Orion Power Holdings), we recorded the senior notes at an estimated fair value of $479 million and are amortizing the $79 million premium to interest expense over the life of the notes.

PEDFA Bonds for Seward Plant. Reliant Energy Seward, LLC (Seward) partially financed the construction of its 520 MW generation plant with proceeds from the issuance of tax-exempt revenue bonds by PEDFA. The bonds originally were issued in multiple series with floating interest rates in 2001, 2002 and 2003. In December 2004, we converted all $400 million of the floating-rate bonds into fixed-rate bonds and PEDFA issued an additional $100 million of fixed-rate bonds. Reliant Energy has guaranteed the PEDFA bonds, of which the total $500 million of outstanding debt is included in our consolidated balance sheet. Our guarantee is secured by (a) a guarantee from all of our subsidiaries that guaranteed the December 2004 credit facilities and (b) the collateral that secures our senior secured notes. The guarantees require us to comply with covenants substantially identical to those in the senior secured notes indentures. If the collateral supporting the senior secured notes is released, the collateral supporting our guarantee will also be released and the PEDFA bonds will become secured by certain assets of Seward. Our maximum potential obligation under the guarantee is for payment of the principal of $500 million and related interest charges at a fixed rate of 6.75%.

REMA Term Loans. Reliant Energy Mid-Atlantic Holdings, LLC and its subsidiaries (REMA) have entered into sale-leaseback transactions with respect to three of their generating facilities. For additional information, see note 13(a). REMA, which is obligated to provide credit support for its obligations under these leases, has posted $28 million in cash borrowed under the term loans in 2003 and $9 million of letters of credit have been issued under the December 2004 credit facilities. The term loans bear interest at LIBOR plus 3%. The term loans and lease obligations are non-recourse to Reliant Energy.

Reliant Energy Channelview, L.P. In 1999, Reliant Energy Channelview, L.P. (Channelview) entered into a credit agreement to finance the construction of an electric power generation plant. Following the November 2002 repayment of a $92 million bridge loan, the facility consists of (a) $369 million in term loans with scheduled maturities from 2005 to 2024 and (b) a $14 million revolving working capital facility that matures in 2007. With the exception of a fixed-rate tranche (9.547% for $75 million), the loans bear a floating interest rate based either on LIBOR or base rates plus a margin that increases over time. The facility is secured by substantially all of the assets of Channelview and is non-recourse to Reliant Energy. The facility prohibits Channelview from paying dividends or making restricted payments unless, among other things, it maintains specified debt service coverage ratios and debt service account balances. As of December 31, 2004 and 2003, the conditions under these covenants have not been met. The subsidiary is not expected to satisfy these conditions in 2005. We have obtained waivers from the lenders regarding insurance requirements specified in the credit agreement and plan to do so in the future. However, the current waivers expire in 2005 and there can be no assurance that we will continue to obtain the necessary waivers. Therefore, we have classified $349 million of debt with maturities beyond December 31, 2005 as a current obligation as of December 31, 2004. See note 2(m) for a detail of restricted cash under this credit facility.

RE Retail Receivables, LLC Facility. In July 2002, we entered into a receivables facility arrangement with financial institutions to sell an undivided interest in accounts receivable from our retail business under which, on an ongoing basis, the financial institutions could invest a maximum of $350 million for their interests in these receivables. The amount of funding available under the receivables facility fluctuates based on the amount of eligible receivables available and by the performance of the receivables portfolio. Prior to September 28, 2004, these transactions were accounted for as sales of receivables and, as a result, the related receivables were excluded from our consolidated balance sheets and no debt was recorded. However, effective September 28, 2004, we renewed and amended the facility such that the transactions, including receivables previously sold and outstanding as of September 28, 2004, no longer qualify as sales for accounting purposes. Effective September 28, 2004, proceeds received from receivables sold under the facility are required to be treated as a financing and the debt and accounts receivable remain on our consolidated balance sheet. As a result, accounts receivable and short-term borrowings of $350 million were included in the consolidated balance sheet as of the amendment date. The borrowings under the facility bear interest at floating rates that include fees based on the facility’s level of commitment and utilization. The facility expires on September 27, 2005. We service the receivables and received a fee of 0.4%, 0.5% and 0.5% of cash collected during 2004, 2003 and 2002, respectively, which approximates our actual service costs.

In 2002, we formed a QSPE to buy certain receivables from our retail electric subsidiaries and sell undivided interests in them to financial institutions. In September 2004, the QSPE ceased to be a qualified special purpose entity and we began consolidating its results of operations. The special purpose entity is a separate entity and its assets will be available first and foremost to satisfy the claims of its creditors. We are not ultimately liable for any failure of payment of the obligors on the receivables. We have, however, guaranteed the performance obligations of the sellers and the servicing of the receivables under the related documents.

The following table details the outstanding receivables sold and the corresponding notes receivable from the QSPE reflected in our consolidated balance sheet as of December 31, 2003 (in millions):

Accounts receivable sold	$528
Notes receivable from QSPE	(394)
Equity contributed to QSPE	(16)

Funding outstanding	$118

The following table details the maximum amount under the receivables facility and the amount of funding outstanding as of December 31, 2003 (in millions):

Maximum amount under the receivables facility	$350
Funding outstanding	(118)

Unused and unavailable amount	$232

The following table details the servicing fee income and costs associated with the sale of receivables to the QSPE prior to September 28, 2004:

	Year Ended December 31,
	2004		2003		2002
	(in millions)
Servicing fee income	$17		$18		$8
Interest income	12		10		4
Loss on sales of receivables	(34)		(37)		(10)
Other expenses	(1)		(2)		(2)

Net	$(6	)(1)	$(11	)(1)	$— (1)

(1)	Beginning September 28, 2004, the discount on the receivables and other related interest items are reflected as interest expense in our consolidated statements of operations. We will not continue to recognize service fee income and interest income.

In calculating the loss on sale for the nine months ended September 30, 2004 and the years ended 2003 and 2002, an average discount rate of 7.4%, 7.5% and 5.4%, respectively, was applied to projected cash collections over a six-month period.

(c)	Refinanced or Repaid Historical Credit Facilities, Bonds and Notes.

Senior Secured Term Loans and Senior Secured Revolver Due 2007. In March 2003, we refinanced our then-existing credit facilities into a $2.1 billion senior secured revolving credit facility, a $921 million senior secured term loan and a $2.91 billion senior secured term loan. We refinanced our (a) $1.6 billion senior revolving credit facilities, (b) $2.9 billion Orion Power acquisition term loan and (c) $1.425 billion construction agency financing commitment (see note 13(b)). As of the date of the refinancing, total debt outstanding under the March 2003 credit facilities was $5.1 billion. The loans under the March 2003 credit facilities bore interest at LIBOR plus 4.0% or a base rate plus 3.0%.

In December 2003, we used $917 million in an escrow account, including the net proceeds from (a) the sales of our Desert Basin plant and our European energy operations ($651 million) and (b) our convertible senior subordinated notes issued in June and July 2003 ($266 million) to prepay debt under the March 2003 refinanced credit facilities.

Orion Power Acquisition Borrowings. During 2002, we borrowed $2.9 billion to finance the acquisition of Orion Power. This borrowing was refinanced in March 2003, as discussed above.

Orion MidWest and Orion New York Credit Agreements. During October 2002, we repaid and terminated the Orion Power Holdings revolving credit facility and refinanced the Orion MidWest and Orion New York credit agreements. In connection with these refinancings, we applied excess cash of $145 million to prepay and terminate the Orion Power Holdings revolving credit facility and to reduce the term loans and revolving working capital facilities at Orion MidWest and Orion New York. In connection with the sale of our hydropower plants in September 2004, we repaid the entire outstanding balance under the Orion New York credit agreement and repaid a portion of the Orion MidWest credit agreement. This related debt is included in discontinued operations. See note 21 for further discussion.

The loans under the Orion MidWest facility bore interest at LIBOR plus a margin or at a base rate plus a margin. The LIBOR margin was 2.75% as of December 31, 2003 and increased up to 3.75% in 2004.

Other Reliant Energy Activity in 2002. In addition to the borrowings related the Orion Power acquisition, we had $1.4 billion of net borrowings in 2002 under our Reliant Energy revolvers in order to meet future obligations and other working capital requirements. These borrowings were refinanced or repaid in connection with the refinancing in March 2003 discussed above.

Orion Power Holdings 4.5% Convertible Senior Notes. During 2002, we repurchased the outstanding Orion Power Holdings 4.5% convertible senior notes totaling $200 million.

(d)	Warrants.

In March 2003, we issued 7.8 million common stock warrants with an exercise price of $5.09 per share in connection with a credit facility. We recorded the fair value of the warrants ($15 million) as a discount to debt and an increase to additional paid-in capital. We are amortizing the debt discount to interest expense over the life of the related debt. During 2004 and 2003, we amortized $7 million each year to interest expense. As of December 31, 2004 and 2003, the unamortized balance was $1 million and $8 million, respectively.

(e)	Interest Rate Derivative Instruments.

The following table summarizes our interest rate derivative instruments:

	December 31,
	2004			2003
	Notional Amount	Fair Value	Contracts Expire	Notional Amount	Fair Value	Contracts Expire
	(in millions)
Fixed for floating interest rate swaps(1)	$200	$(5)	2005	$500	$(61)	2005-2007
Interest rate caps(2)	1,500	—	2005	4,500	4	2004-2005

(1)	These interest rate swaps hedge the floating interest rate risk associated with our floating rate long-term debt. These swaps qualify as cash flow hedges under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the consolidated statements of operations over the term of the swap agreements. As of December 31, 2004 and 2003, floating rate LIBOR-based interest payments are exchanged for weighted fixed rate interest payments of 5.38% and 6.75%, respectively. As of December 31, 2004 and 2003, these swaps have negative termination values (i.e., we would have to pay). See note 6 for information regarding our derivative financial instruments.

(2)	The LIBOR interest rates were capped at a weighted average rate of 3.18% for $3.0 billion in 2004 and 4.35% for $1.5 billion in 2005. As of December 31, 2004 and 2003, the interest rate caps were not designated as cash flow hedges under SFAS No. 133.

As of December 31, 2004, our interest rate swaps were held by Channelview. As of December 31, 2003, our interest rate swaps were held by Channelview ($200 million notional amount) and Orion MidWest ($300 million notional amount). In connection with the 2004 retirement of the Orion MidWest term loan, the related swaps were terminated. As of December 31, 2004, we have $11 million of deferred losses (pre-tax) in accumulated other comprehensive loss related to our interest rate swaps and are amortizing the loss into interest expense through 2007.

In January 2003, we purchased three-month LIBOR interest rate caps for $29 million to hedge our floating rate risk associated with Reliant Energy’s credit facilities. During 2004 and 2003, we recorded $13 million and $11 million, respectively, in interest expense due to unrealized losses (including ineffectiveness) in fair value of the interest rate caps. Prior to March 31, 2003 these interest rate caps qualified as cash flow hedges and changes in fair market value were recorded to other comprehensive income. As of December 31, 2004, $5 million remains in accumulated other comprehensive loss and is being amortized into interest expense through 2005.

In 2002, we liquidated forward-starting interest rate swaps having a notional value of $1.0 billion. We recorded the resulting $55 million loss in accumulated other comprehensive loss and are amortizing the loss into interest expense through 2012. As of December 31, 2004 and 2003, the unamortized balance (pre-tax) of such loss was $27 million and $38 million, respectively.

(9)	Stockholders’ Equity

(a)	Common Stock Activity.

The following table describes our common stock activity:

	Year Ended December 31,
	2004	2003	2002
	(shares in thousands)
Shares of common stock outstanding, net of treasury stock, beginning of period	294,592	290,605	288,804
Shares issued to employees under our employee stock purchase plan	1,580	2,711	1,327
Shares issued to our savings plan	6	726	309
Shares issued under our long-term incentive plans	3,498	550	165
Shares issued related to warrants	8	—	—

Shares of common stock outstanding, net of treasury stock, end of period	299,684	294,592	290,605

(b)	Treasury Stock Issuances and Transfers.

Based on certain of our financing agreements, our ability to purchase treasury stock is restricted (see note 8). The following table describes the changes in the number of shares of our treasury stock for the indicated periods:

	Year Ended December 31,
	2004	2003	2002
	(shares in thousands)
Shares of treasury stock, beginning of period	5,212	9,199	11,000
Shares of treasury stock issued to employees under our employee stock purchase plan	(1,580)	(2,711)	(1,327)
Shares of treasury stock issued to our savings plan	(6)	(726)	(309)
Shares of treasury stock issued under our long-term incentive plans	(3,498)	(550)	(165)

Shares of treasury stock, end of period	128	5,212	9,199

(10)	Earnings Per Share

The following table presents our basic and diluted weighted average shares outstanding:

	Year Ended December 31,
	2004	2003	2002
	(shares in thousands)
Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding	297,527	293,655	289,953
Plus: Incremental shares from assumed conversions:
Stock options	—	—	274
Restricted stock and performance-based shares	—	—	1,121
Employee stock purchase plan	—	—	132
5.00% convertible senior subordinated notes	—	—	—
Warrants	—	—	—

Weighted average shares outstanding assuming conversion	297,527	293,655	291,480

The following potential common shares and other impacts were excluded from the calculation of diluted earnings (loss) per common share due to their anti-dilutive effect or, in the case of certain stock options, because their exercise price was greater than the average market price for the periods presented:

	Year Ended December 31,
	2004	2003	2002
	(shares in thousands, dollars in millions)
Potential common shares excluded from the calculation of diluted earnings (loss) per common share:
Stock options	1,913	680	—
Restricted stock and performance-based shares	1,503	1,174	—
Employee stock purchase plan	65	151	—
5.00% convertible senior subordinated notes	28,823	14,870	—
Warrants	3,565	364	—
Potential common shares excluded from the calculation of diluted earnings (loss) per common share because the exercise price was greater than the average market price of the common shares:
Stock options	8,934	17,077	15,875
Warrants	—	6,269	—
Interest expense that would be added to income from continuing operations if 5% convertible senior subordinated notes were dilutive	$9	$5	$—

(11)	Stock-Based Incentive Compensation Plans and Retirement and Other Benefit Plans

(a)	Stock-Based Incentive Compensation Plans.

As of December 31, 2004, our eligible employees participate in four incentive plans described below.

The Reliant Energy, Inc. 2002 Long-Term Incentive Plan (2002 LTIP) permits us to grant awards (stock options, restricted stock, stock appreciation rights, performance awards and cash awards) to key employees, non-employee directors and other individuals who we expect to become key employees within the following six months. Subject to adjustment as provided in the plan, the aggregate number of shares of our common stock that may be issued may not exceed 17,500,000 shares. We also sponsor the Long-Term Incentive Plan of Reliant Energy, Inc. (2001 LTIP), which was effective January 31, 2001, and was amended to provide that no additional awards would be made under the 2001 LTIP after June 6, 2002. Upon the adoption of the 2002 LTIP, the shares remaining available for grant under the 2001 LTIP, totaling approximately 3.5 million, became available as authorized shares available for grant under the 2002 LTIP. These shares are included in the total of 17,500,000 shares available under the 2002 LTIP. Additionally, any shares forfeited under the 2001 LTIP become available for grant under the 2002 LTIP.

The Reliant Energy, Inc. 2002 Stock Plan (2002 Stock Plan) permits us to grant awards (stock options, restricted stock, stock appreciation rights, performance awards and cash awards) to all of our employees (excluding officers subject to Section 16 of the Securities Exchange Act of 1934). The Board of Directors authorized 6,000,000 shares for grant upon adoption of the 2002 Stock Plan. To the extent these 6,000,000 shares were not granted in 2002, the excess shares were canceled. An additional 6,000,000 shares were authorized in 2003. The total number of shares is adjusted for new grants, exercises, forfeitures, cancellations and terminations of outstanding awards under the plan throughout the year.

Prior to the IPO, eligible employees participated in a CenterPoint Long-Term Incentive Compensation Plan and other incentive compensation plans (collectively, the CenterPoint Plans) that provided for the issuance of stock-based incentives including performance-based shares, restricted shares, stock options and stock appreciation rights, to key employees including officers. The Reliant Energy, Inc. Transition Stock Plan was adopted to govern the outstanding restricted shares and options of CenterPoint common stock held by our employees prior to the Distribution date, under the CenterPoint Plans. There were 9,100,000 shares authorized under the Reliant Energy, Inc. Transition Stock Plan and no future grants may be made.

In addition, in conjunction with the Distribution, we entered into an employee matters agreement with CenterPoint. This agreement covered the treatment of outstanding CenterPoint equity awards (including performance-based shares, restricted shares and stock options) under the CenterPoint Plans held by our employees and CenterPoint employees. According to the agreement, each CenterPoint equity award granted to our employees and CenterPoint employees prior to May 4, 2001, that was outstanding under the CenterPoint Plans as of the Distribution date, was adjusted. This adjustment resulted in each individual, who was a holder of a CenterPoint equity award, receiving an adjusted equity award of our common stock and CenterPoint common stock, immediately after the Distribution. The combined intrinsic value of the adjusted CenterPoint equity awards and our equity awards, immediately after the record date of the Distribution, was equal to the intrinsic value of the CenterPoint equity awards immediately before the record date of the Distribution.

As of December 31, 2004, 26 of our key employees have performance awards granted by the Compensation Committee of our Board of Directors under a Key Employee Award Program (Key Employee Program) established under the 2002 LTIP. The Key Employee Program is intended to provide incentives to the group of key executives and other officers expected to be significant contributors to the achievement of our three-year strategic plan. Under the Key Employee Program, as of December 31, 2004, participants have an aggregate of 92 award units ranging from a minimum of one to a maximum of 16 units per participant. Each unit consisted of the following targeted awards: (a) 68,000 stock options, (b) 16,000 shares of performance vesting restricted stock and (c) 16,000 cash performance units (convertible into a cash amount equal to the market value of one share of our common stock on the date of vesting). Participants in the Key Employee Program are not eligible to receive additional 2002 LTIP grants until after December 31, 2006. Awards granted under the Key Employee Program are forfeited if the participant ceases for any reason other than a change of control to be our employee before the award vests. In the event of a change of control (as defined under the 2002 LTIP), outstanding units will vest immediately at 100% of the target level, pro rata with partial years considered full years.

No awards will be vested under the Key Employee Program unless we meet specified qualitative and quantitative performance goals. The quantitative goals entail achieving an adjusted debt to adjusted EBITDAR ratio of no more than 3.5 as of December 31, 2006, subject to the Compensation Committee’s discretion based on market conditions and a review of other financial metrics. The qualitative goals include (a) delivering superior customer value and (b) building a great company for which to work. The amount of payout (60% to 140% of the targeted award) will depend on our level of achievement of the performance goals as determined in the discretion of the Compensation Committee of our Board of Directors and any other factors it considers relevant.

The units awarded under the Key Employee Program are being accounted for using variable plan accounting with related compensation cost recorded in the statement of operations over the three-year vesting period. During 2004, we recorded total compensation expense of $25 million related to the Key Employee Program awards (including $11 million related to stock options, $7 million related to shares of performance vesting restricted stock and $7 million related to cash performance units, discussed above).

Performance-based Shares and Restricted Shares. Performance-based shares and restricted shares have been granted to employees without cost to the participants. The performance-based shares generally vest three years after the grant date based upon performance objectives over a three-year cycle, except as discussed below. The restricted shares vest to the participants at various times ranging from immediate vesting to vesting at the end of a five-year period. During 2004, 2003 and 2002, we recorded compensation expense of $13 million (which includes the $7 million discussed above), $11 million and $4 million, respectively, related to performance-based and restricted share grants.

Prior to the Distribution, our employees and CenterPoint employees held outstanding performance-based shares and restricted shares of CenterPoint’s common stock under the CenterPoint Plans. On the Distribution date, each performance-based share of CenterPoint common stock outstanding under the CenterPoint Plans, for the performance cycle ending December 31, 2002, was converted to restricted shares of CenterPoint’s common stock based on a conversion ratio provided under the employee matters agreement. Immediately following this conversion, outstanding restricted shares of CenterPoint common stock were converted to restricted shares of our common stock, which shares were subject to their original vesting schedule under the CenterPoint Plans. The conversion was determined using the intrinsic value approach described above in this note.

The following table summarizes Reliant Energy’s performance-based shares and restricted shares grant activity:

	Performance- based Shares(1)	Restricted Shares
Outstanding as of December 31, 2001	693,135	156,674
Granted	754,182	671,803
Shares relating to conversion of CenterPoint’s restricted shares at Distribution	—	307,791
Released to participants	—	(253,071)
Canceled	(361,785)	(127,930)

Outstanding as of December 31, 2002	1,085,532	755,267
Granted	—	3,156,103
Released to participants	(263,501)	(440,578)
Canceled	(330,714)	(467,904)

Outstanding as of December 31, 2003	491,317	3,002,888
Granted	2,105,600	948,962
Released to participants	(243,454)	(1,016,354)
Canceled	(119,881)	(520,045)

Outstanding as of December 31, 2004	2,233,582	2,415,451

Weighted average grant date fair value of shares granted for 2004	$8.15	$8.20
Weighted average grant date fair value of shares granted for 2003	$—	$3.93
Weighted average grant date fair value of shares granted for 2002	$10.59	$9.26

(1)	Includes performance vesting restricted stock of the Key Employee Program based on a maximum payout of 140%.

Stock Options. Under our plans, stock options generally vest over a three-year period (except for vesting of options granted under the Key Employee Program which are discussed above) and expire after ten years from the date of grant. The exercise price is equal to or greater than the market value of the applicable common stock on the grant date. During 2004, we recorded compensation expense of $11 million related to performance-based stock option grants under the Key Employee Program.

As of the record date of the Distribution, CenterPoint converted all outstanding CenterPoint stock options granted prior to May 4, 2001 (totaling 7,761,960 stock options) to a combination of CenterPoint stock options totaling 7,761,960 stock options at a weighted average exercise price of $17.84 and Reliant Energy stock options totaling 6,121,105 stock options with a weighted average exercise price of $8.59. The conversion ratio was determined using an intrinsic value approach as described above in this note.

The following table summarizes Reliant Energy stock option activity:

	Performance-based(1)		Time-vested
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2001	—	$—	8,580,602	$29.86
Granted	—	—	7,141,267	10.57
Options relating to conversion of CenterPoint’s stock options as of Distribution	—	—	6,121,105	8.59
Canceled	—	—	(2,674,238)	22.25

Outstanding as of December 31, 2002	—	—	19,168,736	16.99
Granted	—	—	4,726,797	3.83
Canceled	—	—	(2,012,376)	18.44
Exercised	—	—	(333)	4.95

Outstanding as of December 31, 2003	—	—	21,882,824	13.98
Granted	8,948,800	8.15	30,000	9.84
Canceled	(190,400)	8.14	(3,166,085)	17.87
Exercised	—	—	(2,500,090)	6.94

Outstanding as of December 31, 2004	8,758,400	8.15	16,246,649	14.31

Options exercisable as of December 31, 2004	—	$—	13,784,910	$15.79

Options exercisable as of December 31, 2003	—	$—	14,722,136	$15.47

Options exercisable as of December 31, 2002	—	$—	8,232,294	$16.16

(1)	Includes performance vesting stock option of the Key Employee Program based on a maximum payout of 140%.

The following table summarizes, with respect to Reliant Energy, the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable as of December 31, 2004:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Outstanding	Weighted Average Exercise Price
Performance-based:
Range of exercise prices:
$8.14 – $9.74	8,758,400	$8.15	9.1	—	$—

Time-vested:
Ranges of exercise prices:
$2.51 – $10.00	7,369,891	$6.25	5.2	5,613,166	$6.93
$10.01– $20.00	4,236,326	11.19	4.6	3,531,312	11.25
$20.01 – $34.03	4,640,432	29.97	3.7	4,640,432	29.97

Total	16,246,649	14.31	4.6	13,784,910	15.79

Of the outstanding and exercisable stock options as of December 31, 2004, 23,565,915 and 12,364,773, respectively, relate to our current or former employees. The remainder of outstanding and exercisable stock options as of December 31, 2004, primarily relate to employees of CenterPoint.

Employee Stock Purchase Plan. In 2001, we established the Reliant Energy, Inc. Employee Stock Purchase Plan (ESPP) under which we are authorized to sell up to 18,000,000 shares of our common stock to our employees. Under the ESPP, employees may contribute up to 15% of their compensation, as defined, towards the purchase of shares of our common stock at a price of 85% of the lower of the market value at the beginning or end of each six-month offering period. The market value of the shares acquired in any year may not exceed $25,000 per individual. The following table details the number of shares (and price per share) issued under our ESPP for 2002, 2003, 2004 and through January 2005:

	Shares	Price/Share
January 2002	550,781	$14.07
July 2002	776,062	7.44
January 2003	717,931	2.66
July 2003	1,992,845	2.82
January 2004	763,402	5.27
July 2004	816,893	6.38
January 2005	371,606	9.20

Pro Forma Effect on Net Income (Loss). We apply the intrinsic value method contained in APB No. 25 and disclose the required pro forma effect on net income (loss) and earnings (loss) per share as if the fair value method of accounting for stock compensation was used. The weighted average grant date fair value for an option to purchase our common stock granted during 2004, 2003 and 2002 was $5.00, $3.10 and $5.09, respectively. The weighted average grant date fair value of a purchase right issued under our ESPP during 2004, 2003 and 2002 was $2.29, $1.80 and $4.51, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Reliant Energy Stock Options
	2004	2003	2002
Expected life in years	5	5	5
Risk-free interest rate	3.01%	2.75%	4.43%
Estimated volatility	72.85%	113.64%	46.99%
Expected common stock dividend	0%	0%	0%

	Reliant Energy Purchase Rights under ESPP
	2004	2003	2002
Expected life in months	6	6	6
Risk-free interest rate	1.21%	1.18%	1.89%
Estimated volatility	41.18%	110.73%	71.32%
Expected common stock dividend	0%	0%	0%

For 2004, we determined stock option expected volatility based on an equal weighting of historical volatility and implied volatility of our common stock. For 2003, we determined stock option expected volatility based on the historical volatility of our common stock. For 2002, we determined stock option expected volatility based on an average of the historical volatility of our common stock and a group of companies we consider similar to us. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options and purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a single measure of the fair value of our employee stock options and purchase rights.

For the pro forma computation of net loss and loss per share as if the fair value method of accounting had been applied to all stock awards, see note 2(i).

(b)	Pension.

We sponsor multiple noncontributory defined benefit pension plans covering certain union and non-union employees. Effective January 2005, certain union and non-union employees will no longer accrue benefits under any defined benefit pension plan. Depending on the plan, the benefit payment is either based on years of service with final average salary and covered compensation, or in the form of a cash balance account that grows based on a percentage of annual compensation and accrued interest.

Prior to March 1, 2001, we participated in CenterPoint’s noncontributory cash balance pension plan. In connection with the Distribution, during 2002, we incurred a loss of $65 million (pre-tax) related to the accounting settlement of the related pension obligation. In connection with recording the accounting settlement, CenterPoint contributed certain benefit plan deferred losses, net of taxes, totaling $18 million that were deemed to be associated with our benefit obligation. Upon the Distribution, we effectively transferred to CenterPoint our pension obligation. After the Distribution, each applicable participant may elect to have his accrued benefit (a) left in the CenterPoint pension plan for which CenterPoint is the plan sponsor, (b) rolled over to our savings plan or an individual retirement account or (c) paid in a lump-sum or annuity distribution.

Our funding policy is to review amounts annually in accordance with applicable regulations in order to determine contributions necessary to achieve adequate funding of projected benefit obligations. We use a December 31 measurement date for our plans. Our pension obligation and funded status are as follows:

	Year Ended December 31,
	2004	2003
	(in millions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$72.8	$56.7
Service cost	8.0	7.6
Interest cost	4.6	3.8
Curtailments and benefits enhancement	(5.6)	—
Benefits paid	(0.8)	(0.6)
Plan amendments	8.2	0.7
Actuarial (gain) loss	(1.4)	4.6

Benefit obligation, end of year	$85.8	$72.8

Change in Plan Assets
Fair value of plan assets, beginning of year	$34.2	$19.7
Employer contributions	12.6	9.9
Benefits paid	(0.8)	(0.6)
Actual investment return	4.4	5.2

Fair value of plan assets, end of year	$50.4	$34.2

Reconciliation of Funded Status
Funded status	$(35.4)	$(38.6)
Unrecognized prior service cost	9.2	1.8
Unrecognized actuarial loss	7.0	15.8

Net amount recognized, end of year	$(19.2)	$(21.0)

Amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2004	2003
	(in millions)
Accrued benefit cost	$(25.5)	$(21.0)
Intangible asset	6.0	—
Accumulated other comprehensive loss	0.3	—

Net amount recognized	$(19.2)	$(21.0)

The accumulated benefit obligation for all defined benefit plans was $71 million and $47 million as of December 31, 2004 and 2003, respectively.

Net pension cost includes the following components:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Service cost	$8.0	$7.6	$5.9
Interest cost	4.6	3.8	9.3
Expected return on plan assets	(3.2)	(1.9)	(11.9)
Curtailments and benefits enhancement	0.2	—	0.6
Accounting settlement charge	—	—	64.9
Net amortization	1.2	0.9	0.1

Net pension cost	$10.8	$10.4	$68.9

The significant weighted average assumptions used to determine the pension benefit obligation include the following:

	December 31,
	2004	2003
Discount rate	5.75%	6.25%
Rate of increase in compensation levels	3.0%	4.5%

The significant weighted average assumptions used to determine the net pension cost include the following:

	Year Ended December 31,
	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%
Rate of increase in compensation levels	4.5%	4.0 – 4.5%	3.5 – 5.5%
Expected long-term rate of return on assets	7.5%	8.5%	8.5 – 9.5%

As of December 31, 2004 and 2003, our expected long-term rate of return on pension plan assets is developed based on third party models. These models consider expected inflation, current dividend yields, expected corporate earnings growth and risk premiums based on the expected volatility of each asset category. The expected long-term rates of return for each asset category are weighted to determine our overall expected long-term rate of return on pension plan assets. In addition, peer data and historical returns are reviewed.

Our pension plan weighted average asset allocations as of December 31, 2004 and 2003 and target allocation for 2005 by asset category are as follows:

	Percentage of Plan Assets as of December 31,		Target Allocation
	2004	2003	2005
Domestic equity securities	55%	55%	55%
International equity securities	15	15	15
Debt securities	30	30	30

Total	100%	100%	100%

In managing the investments associated with the pension plans, our objective is to exceed, on a net-of-fee basis, the rate of return of a performance benchmark composed of the following indices:

Asset Class	Index	Weight
Domestic equity securities	Wilshire 5000 Index	55%
International equity securities	MSCI All Country World Ex-U.S. Index	15
Debt securities	Lehman Brothers Aggregate Bond Index	30

Total		100%

As a secondary measure, asset performance is compared to the returns of a universe of comparable funds, where applicable, over a full market cycle. Our benefits committee reviews plan asset performance each quarter by comparing the actual quarterly returns of each asset class to its related benchmark.

During 2004, 2003 and 2002, we made cash contributions of $13 million, $10 million and $8 million, respectively, to our pension plans. We expect cash contributions to approximate $8 million during 2005. We expect to make pension benefit payments, which reflect expected future service as appropriate, as follows (in millions):

2005	$0.9
2006	1.2
2007	1.6
2008	2.2
2009	2.9
2010-2014	28.4

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2004	2003
	(in millions)
Projected benefit obligation	$85.8	$72.8
Accumulated benefit obligation	70.7	47.2
Fair value of plan assets	50.4	34.2

Effective January 2005, certain union and non-union employees will no longer accrue benefits under any defined benefit pension plan. This change resulted in a $6 million decrease in the pension benefit obligation during 2004. In addition, during 2004, the retiree benefit formula for certain union employees was redesigned and additional benefits were provided to non-union employees who were curtailed from the plans. These changes resulted in an $8 million increase in the pension benefit obligation during 2004.

Prior to the Distribution, we participated in CenterPoint’s non-qualified pension plan which allowed participants to retain the benefits to which they would have been entitled under CenterPoint’s qualified noncontributory pension plan except for the federally mandated limits on these benefits or on the level of salary on which these benefits may be calculated. Effective in 2001, we no longer provide future non-qualified pension benefits to our employees. In connection with the Distribution, we assumed CenterPoint’s obligation related to our employees under the non-qualified pension plan. The expense associated with this non-qualified plan was $3 million, $6 million and $3 million during 2004, 2003 and 2002, respectively. During 2004, we recognized an accounting settlement charge of $2 million (pre-tax) related to distributions paid. During 2003, we recognized an accounting settlement charge of $5 million (pre-tax) related to participants in our non-qualified pension plan rolling over to a non-qualified deferred compensation plan established in 2002, as further discussed below. We believe it was appropriate to discontinue the application of pension accounting to these benefits. After the Distribution, participants in the non-qualified pension plan were given the opportunity to elect to receive distributions or have their account balance funded into a rabbi trust. Accordingly, $17 million of the non-qualified pension plan account balances was transferred to the rabbi trust, as discussed below. The accrued benefit liability for the non-qualified pension plan was $2 million and $6 million as of December 31, 2004 and 2003, respectively (excluding the liability related to participants rolling over to a non-qualified deferred compensation plan). In addition, the accrued benefit liabilities as of December 31, 2003 include the recognition of a minimum liability adjustment of $2 million, which is reported as a component of other comprehensive income (loss), net of income tax effects.

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

Our savings plans benefit expense was $23 million, $28 million and $22 million in 2004, 2003 and 2002, respectively.

(d)	Postretirement Benefits.

We do not provide subsidized postretirement benefits to our domestic non-union employees. In connection with the Distribution, during 2002, we incurred a pre-tax gain of $18 million related to the accounting settlement of postretirement benefit obligations. We continue to provide subsidized postretirement benefits to certain union employees and Orion Power employees. We fund our postretirement benefits on a pay-as-you-go basis. We use a December 31 measurement date for our plans.

Accumulated postretirement benefit obligation and funded status are as follows:

	Year Ended December 31,
	2004	2003
	(in millions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$69.2	$54.3
Service cost	2.6	2.6
Interest cost	4.3	3.7
Benefit payments	(0.1)	(0.2)
Participant contributions	0.1	0.1
Curtailment gain	(1.5)	—
Plan amendments	(2.5)	—
Actuarial loss	6.5	8.7

Benefit obligation, end of year	$78.6	$69.2

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	—	0.1
Participant contributions	0.1	0.1
Benefits paid	(0.1)	(0.2)

Fair value of plan assets, end of year	$—	$—

Reconciliation of Funded Status
Funded status	$(78.6)	$(69.2)
Unrecognized prior service cost	5.1	8.5
Unrecognized actuarial loss	18.9	13.6

Net amount recognized, end of year	$(54.6)	$(47.1)

Amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2004	2003
	(in millions)
Accrued benefit cost	$(54.6)	$(47.1)

Net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Service cost	$2.6	$2.6	$3.4
Interest cost	4.3	3.7	3.5
Curtailment gain	(1.5)	—	—
Accounting settlement gain	—	—	(17.6)
Net amortization	1.9	1.4	0.3

Net postretirement benefit cost (benefit)	$7.3	$7.7	$(10.4)

We expect to make postretirement benefit payments, which reflect expected future service as appropriate, as follows (in millions):

2005	$0.4
2006	0.7
2007	1.1
2008	1.6
2009	2.3
2010-2014	23.1

The significant weighted average assumptions used to determine the accumulated postretirement benefit obligation include the following:

	December 31,
	2004	2003
Discount rate	5.75%	6.25%
Rate of increase in compensation levels	3.0%	4.5%

The significant weighted average assumptions used to determine the net postretirement benefit cost include the following:

	Year Ended December 31,
	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%
Rate of increase in compensation levels	4.5%	4.5%	2.0-4.5%

The following table shows our assumed health care cost trend rates used to measure the expected cost of benefits covered by our postretirement plan:

	Year Ended December 31,
	2004	2003	2002
Health care cost trend rate assumed for next year	9.75%	10.5%	11.25%
Rate to which the cost trend rate is assumed to gradually decline	5.5%	5.5%	5.5%
Year that the rate reaches the rate to which it is assumed to decline	2011	2011	2011

Assumed health care cost trend rates can have a significant effect on the amounts reported for our health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2004:

	One-Percentage Point
	Increase	Decrease
	(in millions)
Effect on service and interest cost	$1.2	$(1.0)
Effect on accumulated postretirement benefit obligation	12.7	(10.3)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. This law introduced a prescription drug benefit, as well as a federal subsidy under certain circumstances to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FASB staff position provides guidance on accounting for the effects of this law. The effects of this law have been incorporated into our measurement of the accumulated postretirement benefit obligation as of December 31, 2004. The effects of this law reduced our accumulated postretirement benefit obligation attributable to past service by $2 million and had an insignificant effect on our net postretirement benefit cost.

(e)	Postemployment Benefits.

We record postemployment benefits based on SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” which requires the recognition of a liability for benefits provided to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Net postemployment benefit costs were insignificant in 2004 and 2002. The costs in 2003 were $3 million.

(f)	Other Non-qualified Plans.

Key and highly compensated employees are eligible to participate in our non-qualified deferred compensation plan (if designated by our benefits committee) and savings restoration plan. The plan allows eligible employees to elect to defer up to 80% of their annual base salary and/or up to 100% of their eligible annual bonus. In addition, the plan allows participants to retain the benefits that they would have been entitled to under our qualified savings plans, except for the federally mandated limits on these benefits or on the level of salary on which these benefits may be calculated. We fund these deferred compensation and savings restoration liabilities by making contributions to a rabbi trust. Plan participants direct the allocation of their deferrals and restoration benefits between one or more of our designated investment funds within the rabbi trust. We recorded expense related to this plan of $1 million in 2004 and 2003 and $2 million in 2002.

Through 2001, certain eligible employees participated in CenterPoint’s deferred compensation plans. Each of our employees that participated in this plan has elected to have his CenterPoint non-qualified deferred compensation plan account balance, after the Distribution: (a) paid in a lump-sum distribution, (b) placed in a new deferred compensation plan established by us, which generally mirrors the former CenterPoint deferred compensation plans or (c) rolled over to our deferred compensation and savings restoration plan discussed above. We recorded interest expense related to these deferred compensation obligations of $1 million, $1 million and $2 million in 2004, 2003 and 2002, respectively.

Our discounted deferred compensation obligation related to the deferred compensation obligation under the plan that mirrors the CenterPoint deferred compensation plan was $11 million and $12 million as of December 31, 2004 and 2003, respectively. Our deferred compensation and savings restoration liability related to the deferred compensation and savings restoration plan (discussed above) was $27 million and $28 million and the related investment in the rabbi trust was $27 million and $28 million as of December 31, 2004 and 2003, respectively.

(g)	Other Employee Matters.

As of December 31, 2004, approximately 32% of our employees are subject to collective bargaining arrangements. There are no contracts covering our employees that will expire prior to December 31, 2005.

(12)	Income Taxes

The components of (loss) income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
United States	$(265.7)	$(781.5)	$235.2
Foreign	(3.3)	(9.5)	(4.4)

(Loss) income from continuing operations before income taxes	$(269.0)	$(791.0)	$230.8

Our current and deferred components of income tax (benefit) expense were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Current:
Federal	$(0.5)	$(6.3)	$(44.0)
State	(26.9)	44.5	40.0
Foreign	—	0.2	0.2

Total current	(27.4)	38.4	(3.8)

Deferred:
Federal	(96.5)	88.7	122.5
State	27.0	(29.2)	(7.0)
Foreign	—	—	0.4

Total deferred	(69.5)	59.5	115.9

Income tax (benefit) expense	$(96.9)	$97.9	$112.1

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
(Loss) income from continuing operations before income taxes	$(269.0)	$(791.0)	$230.8
Federal statutory rate	35%	35%	35%

Income tax (benefit) expense at statutory rate	(94.2)	(276.8)	80.8

Net addition (reduction) in taxes resulting from:
Federal tax reserves	(11.7)	8.5	—
State income taxes, net of federal income taxes	0.1	9.9	21.4
Non-deductible compensation	4.6	—	—
Federal and foreign valuation allowances	1.2	3.3	11.6
Wholesale energy goodwill impairment	—	344.8	—
Commodity Futures Trading Commission settlement	—	6.3	—
Other, net	3.1	1.9	(1.7)

Total	(2.7)	374.7	31.3

Income tax (benefit) expense	$(96.9)	$97.9	$112.1

Effective rate	36.0%	NM (1)	48.6%

(1)	Not meaningful as we had a pre-tax loss of $791 million and income tax expense of $98 million. The primary reason is due to the wholesale energy segment’s goodwill impairment of $985 million, for which no tax benefit can be recognized as the goodwill is non-deductible.

Following were our tax effects of temporary differences between the carrying amounts of assets and liabilities in our consolidated financial statements and their respective tax bases:

	As of December 31,
	2004	2003
	(in millions)
Deferred tax assets:
Current:
Derivative liabilities, net	$84.3	$—
Allowance for doubtful accounts and credit provisions	15.5	23.5
Adjustment to fair value for debt and interest rate swaps, net	3.2	6.5
Employee benefits	15.8	16.3
Accrual for payment to CenterPoint	—	66.9
Other	—	0.6

Total current deferred tax assets	118.8	113.8

Non-current:
Employee benefits	58.5	42.0
Operating and capital loss carryforwards	358.8	291.8
Environmental reserves	19.1	15.1
Derivative liabilities, net	41.2	6.3
Contractual rights and obligations	6.3	17.0
Adjustment to fair value for debt and interest rate swaps, net	20.0	33.0
Other	29.8	43.9
Valuation allowance	(222.4)	(263.1)

Total non-current deferred tax assets	311.3	186.0

Total deferred tax assets	$430.1	$299.8

Deferred tax liabilities:
Current:
Derivative assets, net	$—	$17.9
Other	8.3	21.3

Total current deferred tax liabilities	8.3	39.2

Non-current:
Depreciation and amortization	704.8	568.4

Total non-current deferred tax liabilities	704.8	568.4

Total deferred tax liabilities	$713.1	$607.6

Accumulated deferred income taxes, net	$(283.0)	$(307.8)

Tax Attribute Carryovers. As of December 31, 2004, we had approximately $342 million, $1.6 billion and $44 million of federal, state and foreign operating loss carryforwards, respectively. As of December 31, 2004, we had approximately $349 million of capital loss carryforwards. The federal, state and foreign loss carryforwards and the capital loss carryforwards can be carried forward to offset future income or capital gains, as applicable. Our federal operating loss carryforwards have a 20-year life and will expire during the years 2022 and 2024. Our state operating loss carryforwards generally have a 20-year life and will expire during the years 2017 through 2024. A portion of our total state operating loss carryforwards relates to states with a carryforward period of between five and seven years and will expire during the years 2005 through 2011. Our foreign operating loss carryforwards have a seven-year life and will expire during the years 2008 through 2011. Our capital loss carryforwards have a five-year life and will expire in 2008.

Subsequent to the Distribution, we ceased being a member of the CenterPoint consolidated tax group. This separation could have future income tax implications for us. Our separation from the CenterPoint consolidated tax group changed our overall future income tax posture. As a result, we could be limited in our future ability to effectively use future tax attributes. We agreed with CenterPoint that we may carry back net operating losses we generate in our tax years after deconsolidation to tax years when we were part of the CenterPoint consolidated tax group subject to CenterPoint’s consent and any existing statutory carryback limitations. CenterPoint agreed not to unreasonably withhold such consent. In accordance with this agreement, in 2003, we carried back net operating losses related to the fourth quarter of 2002 to CenterPoint’s pre-Distribution tax years and received a $76 million tax refund in January 2004. In addition, in February 2004, we received $9 million from CenterPoint in settlement of certain tax matters pursuant to such agreement. In addition, pursuant to agreements with CenterPoint in connection with the Distribution, we will reimburse CenterPoint for any federal income tax expense it incurs in excess of $15 million resulting from federal income tax audit adjustments related to temporary differences for the periods prior to the Distribution date. As of December 31, 2004, we cannot predict the amount of contingent liabilities related to temporary differences up to $15 million, if any, that CenterPoint will incur under this agreement or contingent liabilities related to temporary differences in excess of $15 million, if any, for which we will reimburse CenterPoint. Any related costs incurred by CenterPoint for temporary differences up to $15 million will be recognized by us as an expense in our results of operations and as an equity contribution.

The valuation allowance reflects $41 million net decrease in 2004, $215 million net increase in 2003 and $46 million net increase in 2002. The net decrease in 2004 results primarily from (a) the utilization of approximately $79 million of previously reserved net capital losses from the sale of our European energy operations primarily resulting from a $208 million pre-tax gain related to the sale of our hydropower plants in September 2004, partially offset by a $70 million pre-tax loss related to the transfer of our Liberty operations (see notes 19, 21 and 22), and (b) partially offset by net increases in valuation allowance for state net operating losses. The net increase in 2003 results primarily from (a) a capital loss on the sale of our European energy operations and (b) increased state net operating losses in jurisdictions where we do not expect to receive a future tax benefit. The net increase in 2002 results primarily from increased state net operating losses and impairments on capital assets. In addition, in connection with the Orion Power acquisition, we recorded a valuation allowance of $30 million in 2002 due to state net operating losses. These net changes for 2004, 2003 and 2002 also resulted from a reassessment of our future ability to use federal, state and foreign tax net operating loss and federal capital loss carryforwards.

As of December 31, 2004 and 2003, we have accrued contingent federal tax reserves related to our discontinued European energy operations of $56 million and $55 million, respectively. We reserved these amounts for potential future federal income tax assessments on certain income from our former European subsidiaries. As of December 31, 2004 and 2003, we have accrued contingent federal and state tax reserves related to our continuing operations of $48 million and $61 million, respectively. These reserve balances are primarily classified in other long-term liabilities. We evaluate the need for contingent tax reserves on a quarterly basis and any changes in estimates are recorded in our results of operations. During 2004, we reduced our contingent federal and state tax reserves by $12 million, net primarily related to changes in estimates of federal tax exposures. We do not believe these contingencies will be resolved within the next 12 months.

Pursuant to the Texas electric restructuring law, we made a payment of $177 million to CenterPoint in November 2004 related to our residential customers. For further discussion of this payment, see note 13(d). We believe such business expense is deductible for income tax purposes in 2004. No assurance can be given, however, that the Internal Revenue Service would not assert, or that a court would not sustain, a contrary position.

(13)	Commitments

(a)	Lease Commitments.

REMA Sale-leasebacks. We, through REMA, entered into separate sale-leaseback transactions with each of three owner-lessors’ respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating facilities, respectively. As lessee, under these operating leases, we lease an interest in each facility from each owner-lessor under a facility lease agreement. We expect to make lease payments through 2029 under these leases, with total cash payments of $1.3 billion remaining as of December 31, 2004. The lease terms expire in 2026 (Shawville facility) and 2034 (Conemaugh and Keystone facilities). The equity interests in all the subsidiaries of REMA are pledged as collateral for REMA’s lease obligations and the subsidiaries have guaranteed the lease obligations. Additionally, REMA is obligated to provide credit support for its lease obligations. See note 8 for discussion. These lease obligations, which were entered into in connection with a financing transaction, are non-recourse to Reliant Energy. During 2004, 2003 and 2002, we made lease payments related to the REMA sale-leasebacks of $85 million, $77 million and $138 million, respectively. As of December 31, 2004 and 2003, we have recorded a prepaid lease obligation related to the REMA sale-leasebacks of $59 million in other current assets and of $243 million and $218 million, respectively, in other long-term assets.

The lease documents contain restrictive covenants that restrict REMA’s ability to, among other things, make dividend distributions unless REMA satisfies various conditions. As of December 31, 2004, all of these conditions were met.

Tolling Agreements. In the first quarter of 2001, we entered into tolling arrangements with a third party to purchase the rights to utilize and dispatch electric generating capacity of approximately 1,100 MW extending through

2012. Two gas-fired, simple-cycle peaking plants generate this electricity. We paid $61 million, $54 million and $45 million in tolling payments during 2004, 2003 and 2002, respectively. The tolling arrangements qualify as operating leases.

Office Space Lease. We have a long-term office space operating lease for our corporate headquarters. The lease term, which commenced in 2003, expires in 2018, subject to two five-year renewal options.

Cash Obligations Under Operating Leases. The following table sets forth our cash obligations under non-cancelable long-term operating leases as of December 31, 2004. Other non-cancelable, long-term operating leases principally consist of tolling arrangements, as discussed above, rental agreements for building space, including the office space lease discussed above, data processing equipment and vehicles, including major work equipment:

	REMA Sale- Leaseback Obligation	Other	Total
	(in millions)
2005	$75	$92	$167
2006	64	90	154
2007	65	64	129
2008	62	60	122
2009	63	61	124
2010 and thereafter	934	302	1,236

Total	$1,263	$669	$1,932

Operating Lease Expense. Total lease expense for all operating leases was $170 million, $158 million and $116 million during 2004, 2003 and 2002, respectively.

Operating Lease Income. Projected sublease income related to our long-term office space lease for our corporate headquarters to be received, not included in the table above, is approximately $35 million through 2018.

(b)	Construction Agency Agreements with Off-balance Sheet Entities in 2001 and 2002.

In 2001, certain of our subsidiaries entered into operative documents with entities to facilitate the development, construction, financing and leasing of several power generation projects. We did not consolidate the entities as of December 31, 2002. Certain of our subsidiaries acted as construction agents for these entities and were responsible for completing construction of these projects by December 31, 2004. However, we had generally limited our risk during construction to an amount not to exceed 89.9% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, our subsidiaries would have been required to make lease payments in an amount sufficient to provide a return to the investors. As of December 31, 2002, the entities had property, plant and equipment of $1.3 billion, net other assets of $3 million and secured debt obligations of $1.3 billion. As of December 31, 2002, the entities had equity from unaffiliated third parties of $49 million.

Due to the adoption of FIN No. 46 (as explained in note 2(c)), we began to consolidate these entities effective January 1, 2003. The financing agreements, the construction agency agreements and the related guarantees were terminated as part of the refinancing in March 2003 (see note 8).

(c)	Off-balance Sheet Equipment Financing Structure in 2002.

We, through a subsidiary, entered into an agreement with a bank in 2000 whereby the bank, as owner, entered into contracts for the purchase and construction of power generation equipment and our subsidiary acted as the bank’s agent in connection with administering the contracts for such equipment. The agreement was terminated in September 2002. Our subsidiary had the option at any time to purchase or at equipment completion to lease the equipment or to assist in the remarketing of the equipment under terms specified in the agreement. We were required to cash collateralize our obligation to administer the contracts. This cash collateral was approximately equivalent to the total payments by the bank for the equipment, interest and other fees.

In January 2002, the bank sold equipment contracts with a total contractual obligation of $258 million, under which payments and interest during construction totaled $142 million. Accordingly, $142 million of collateral deposits were returned to us. In May 2002, we were assigned and exercised a purchase option for a contract for equipment totaling $20 million under which payments and interest during construction totaled $8 million. We used $8 million of our collateral deposits to complete the purchase. After the purchase, we canceled the contract and recorded a $10 million loss on the cancellation of the contract, which included a $2 million termination fee. Immediately prior to the expiration of the agreement in September 2002, we terminated the agreement and were assigned and exercised purchase options for contracts for steam and combustion turbines and two heat recovery steam generators with an aggregate cost of $121 million under which payments and interest during construction totaled $94 million. We used $94 million of our collateral deposits to complete the purchase.

We evaluated for impairment the steam and combustion turbines and two heat recovery steam generators purchased in September 2002. Based on our analysis, we determined this equipment was impaired and accordingly recognized a $16 million and $37 million pre-tax impairment loss that is recorded as depreciation expense in 2004 and 2002, respectively. The fair value of the equipment and thus the impairments were determined using a combination of quoted market prices and prices for similar assets.

(d)	Payment to CenterPoint in 2004.

Pursuant to the Texas electric restructuring law, we made a payment of $177 million to CenterPoint in November 2004 related to our residential customers. This provision of the law required a payment be made to CenterPoint unless, as of December 31, 2003, 40% or more of the electric power consumed in 2000 by each “price-to-beat” class of customer in the Houston service territory was provided by other retail electric providers. This amount was computed, pursuant to the cap set forth in the law, by multiplying $150 by the number of residential customers that we served on January 1, 2004 in the Houston service territory, less the number of residential customers we served in other areas of Texas on that same date. We recognized $128 million (pre-tax) in the third and fourth quarters of 2002, $47 million (pre-tax) in the first quarter of 2003 and $2 million (pre-tax) in the first quarter of 2004 for a total expense of $177 million. We recognized the total obligation over the period we recognized the related revenues.

We were not required to make a similar payment for small business customers because in March 2004 the Public Utility Commission of Texas (PUCT) found that the 40% target for small business customers was reached before the end of 2003.

(e)	Guarantees.

We have guaranteed, in the event CenterPoint becomes insolvent, certain non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under this guarantee was approximately $62 million and $57 million as of December 31, 2004 and 2003, respectively. There are no assets held as collateral. We have recorded no liability in our consolidated balance sheets as of December 31, 2004 or 2003 for this guarantee. We believe the likelihood that we would be required to perform or otherwise incur any significant losses associated with this guarantee is remote. In addition, we guaranteed the PEDFA bonds for our Seward plant in 2004. See note 8(b).

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

Property, Plant and Equipment Purchase Commitments. As of December 31, 2004, we had no significant purchase commitments for property, plant and equipment.

Fuel Supply, Commodity Transportation, Purchase Power and Electric Capacity Commitments. We are a party to fuel supply contracts, commodity transportation contracts, and purchase power and electric capacity contracts that have various quantity requirements and durations that are not classified as derivative assets and liabilities and hence are not included in our consolidated balance sheet as of December 31, 2004. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2004:

	Fuel Commitments	Transportation Commitments	Purchased Power and Electric Capacity Commitments
	(in millions)
2005	$247	$121	$1,583
2006	192	121	373
2007	92	108	153
2008	38	100	119
2009	36	99	—
2010 and thereafter	151	904	—

Total	$756	$1,453	$2,228

Our aggregate minimum electric capacity commitments, including capacity auction products, are for 36,472,000 MWh, 11,569,000 MWh, 7,485,000 MWh and 6,624,000 MWh for 2005, 2006, 2007 and 2008, respectively. Included in the above purchased power and electric capacity commitments are amounts acquired from Texas Genco (see note 3).

As of December 31, 2004, the maximum remaining terms under any individual fuel supply contract, transportation contract and purchased power and electric and gas capacity contract is 16 years, 19 years and four years, respectively.

Sales Commitments. As of December 31, 2004, we have sales commitments, including electric energy and capacity sales contracts, which are not classified as derivative assets and liabilities and hence are not included in our consolidated balance sheet. The estimated minimum sales commitments under these contracts are as follows (in millions):

2005	$1,912
2006	716
2007	227
2008	98
2009	72

Total	$3,025

In addition, as of December 31, 2004, we provide retail electric services to approximately 1.5 million residential and small business customers previously served by CenterPoint’s electric utility division. In the Houston area, as the successor in interest to the formerly integrated electric utility, we were previously required to sell electricity at a specified price, or “price-to-beat,” to small business customers and residential customers. These restrictions expired in March 2004 for small business customers and January 2005 for residential customers. We are now able to sell electricity without pricing restrictions; however, we must continue to make the “price-to-beat” available for Houston area customers until January 1, 2007. The PUCT’s regulations allow our retail electric provider to adjust its “price-to-beat” fuel factor based on a percentage change in the price of natural gas. In addition, the retail electric provider may also request an adjustment as a result of changes in the price of purchased energy. We can request up to two adjustments to our “price-to-beat” fuel factor in each year. During 2002 and 2003, we requested and the PUCT approved two such adjustments in each year. During 2004, we requested and the PUCT approved one such adjustment. In February 2005, we reached an agreement with certain consumer groups and the staff of the PUCT to address adjustments to our “price-to-beat” in connection with CenterPoint’s resolution of its stranded-cost recovery issues. The agreement, which is subject to the approval of the PUCT, provides for two downward adjustments to our fuel factor in 2005 if, during specified periods in that year, natural gas prices decrease from the gas price reflected in the then current fuel factor. The second downward adjustment requires natural gas prices to decrease five percent or more than the gas price reflected in the then current fuel factor. The agreement also allows concurrent adjustments in the “price-to-beat” based on changes in the stranded cost recovery components of CenterPoint’s charges. In accordance with the agreement, only the second fuel factor adjustment, if it were to occur, would count as one of our “price-to-beat” fuel factor adjustments.

Naming Rights to Houston Sports Complex. In 2000, we acquired the naming rights for a football stadium and other convention and entertainment facilities included in the stadium complex. The agreement extends through 2032. The aggregate cost of the naming rights is approximately $300 million. Starting in 2002, we began to pay $10 million each year, which will continue through 2032, for the annual naming, advertising and other benefits under this agreement.

Long-term Power Generation Maintenance Agreements. We have entered into long-term maintenance agreements that cover certain periodic maintenance, including parts, on power generation turbines. The long-term maintenance agreements terminate over the next four to 12 years based on turbine usage. Estimated cash payments over the next five years for these agreements are as follows (in millions):

2005	$30
2006	26
2007	39
2008	34
2009	27

Total	$156

Other Commitments. In addition to items discussed in our consolidated financial statements, our other contractual commitments have various quantity requirements and durations and are not considered material either individually or in the aggregate to our results of operations or cash flows.

(14)	Contingencies

(a)	Legal and Environmental Matters.

We are involved in a number of legal, environmental and other proceedings before courts and governmental agencies. Except as disclosed below, we cannot predict the outcome of these proceedings, some of which involve substantial claim amounts or potential exposure, which, in the event of an adverse judgment or decision could have a material adverse effect on our results of operations, financial condition and cash flows.

Western States Electricity and Natural Gas Litigation

The following proceedings relate to conduct or actions alleged to have had an impact on the electricity and natural gas markets of California and other western states primarily during the period 2000 through 2001.

Electricity Actions. We and certain of our wholesale energy operating subsidiaries, along with other defendants, have been sued in 18 lawsuits, 14 of which are class action lawsuits, in state and federal courts in California, Washington and Oregon, in which the plaintiffs allege, in general, an unlawful conspiracy to artificially increase wholesale electricity prices in California and other western states from 2000 to 2001 in violation of antitrust laws and laws prohibiting unfair and unlawful business practices. The lawsuits seek injunctive relief, treble damages, restitution of overpayments, disgorgement of unlawful profits and legal expenses. The United States Court of Appeals for the Ninth Circuit (the Ninth Circuit) has affirmed the dismissal of eight of these class action lawsuits on the basis that the FERC had exclusive jurisdiction to consider allegations of manipulation of the wholesale electricity markets. The plaintiff in one case has asked for review by the Unites States Supreme Court. The time to seek review in the other seven cases has not expired. Two other suits have been dismissed by the district court. We believe that the courts in which other electricity class actions are pending will apply the Ninth Circuit’s decisions to the remaining lawsuits.

Natural Gas Actions. We, and certain of our operating subsidiaries, along with other defendants, have been sued in 25 lawsuits (18 of which were filed in the last six months of 2004), 10 of which are class action lawsuits, in state and federal courts, or in arbitration, in California, Nevada and Tennessee, in which the plaintiffs allege, in general, an unlawful conspiracy to increase the price of natural gas in California or Nevada or Tennessee from 2001 to 2002 in violation of the antitrust laws and laws prohibiting unfair and unlawful business practices. The lawsuits seek injunctive relief, treble damages, restitution of overpayments, disgorgement of unlawful profits and legal expenses.

Criminal Proceeding — Reliant Energy Services. In April 2004, a federal grand jury indicted Reliant Energy Services, Inc. (Reliant Energy Services) and certain of its former and current employees for alleged violations of the Commodity Exchange Act and related wire fraud and conspiracy charges. The indictment is based on allegations that Reliant Energy Services engaged in price manipulation by curtailing electricity generation in California on two days in June 2000. We believe the actions that are the subject of the indictment were not in violation of laws, tariffs or regulations in effect at the time and intend to contest these charges vigorously. We do not believe that the indictment will have any material adverse impact on our business operations.

California Attorney General — Ancillary Services. In March 2002, the California Attorney General filed a lawsuit against Reliant Energy and several of our wholesale energy operating subsidiaries. The lawsuit alleges violations of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California Independent System Operator (Cal ISO). The lawsuit seeks injunctive relief, disgorgement of our alleged unlawful profits for sales of electricity and civil penalties. In March 2003, the United States District Court for the Northern District of California (the Northern District of California) dismissed this lawsuit on the basis of federal preemption and the filed rate doctrine. In July 2004, the Ninth Circuit affirmed the district court’s decision. The California Attorney General has requested review by the United States Supreme Court.

California Attorney General — Failure to File FERC Transaction-Specific Information. In April 2002, the California Attorney General sued Reliant Energy and several of our wholesale energy operating companies. The lawsuit claims, among other things, that the failure of certain of our wholesale energy operating subsidiaries to file transaction-specific information with the FERC resulted in a refund obligation to the extent that the subsidiaries sold energy at prices above “just and reasonable” rates. The lawsuit seeks fines of up to $2,500 for each alleged violation and other equitable relief. In March 2003, the Northern District of California dismissed this lawsuit on the basis of federal preemption and the filed rate doctrine. In October 2004, the Ninth Circuit affirmed the district court’s decision. For information concerning a recent decision of the United States Court of Appeals overturning the rejection by the FERC of a similar complaint filed by the California Attorney General and its potential impact on certain receivables we have recorded with respect to California electricity sales for periods prior to October 2000, see note 14(b).

California Attorney General — Violations of Clayton Act. In April 2002, the California Attorney General and the California Department of Water Resources sued Reliant Energy and several of our wholesale energy operating subsidiaries in the Northern District of California. The plaintiffs allege that our acquisition of electric generating facilities from Southern California Edison in 1998 violated Section 7 of the Clayton Act, which prohibits mergers or acquisitions that substantially lessen competition. The lawsuit alleges that the acquisitions gave us market power, which we then exercised to overcharge California consumers for electricity. The lawsuit seeks injunctive relief against alleged unfair competition, divestiture of our California facilities, disgorgement of alleged illegal profits, damages and civil penalties for each alleged exercise of illegal market power. In March 2003, the court dismissed the plaintiffs’ claim for damages under Section 7 of the Clayton Act. In September 2004, the court dismissed the other damage claims. In February 2005, the court denied our summary judgment seeking to dismiss the other claims in this case.

Los Angeles Department of Water and Power. In July 2003, the Los Angeles Department of Water and Power (LADWP) sued Reliant Energy and one of our wholesale energy operating subsidiaries in the Superior Court in California. The case has been transferred to the United States District Court of Nevada to proceed with other natural gas actions filed in federal court and discussed (but not counted among the 25) above. The lawsuit alleges that we conspired to manipulate the price for natural gas in breach of our contract to supply LADWP with natural gas and in violation of federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organization Act and the California False Claims Act. The lawsuit seeks treble damages for the alleged overcharges for gas purchased by LADWP, which it estimates at $218 million, interest and legal costs. The lawsuit also seeks a determination that an extension of the contract with LADWP was invalid in that the required municipal approvals for the extension were allegedly not obtained. In January 2004, LADWP filed a similar lawsuit against us and other natural gas trading and marketing companies in the California Superior Court. The lawsuit alleges many of the same state law claims but does not allege the federal law claims included in the first lawsuit.

Montana Attorney General. In June 2003, the Montana Attorney General, on behalf of the people of Montana, sued Reliant Energy Services, along with other defendants, in Montana state court, alleging an unlawful conspiracy to artificially increase electricity and natural gas prices in Montana from 2000 to 2001 in violation of antitrust laws and laws prohibiting unfair and unlawful business practices. The lawsuits seek injunctive relief, treble damages, restitution of overpayments, disgorgement of unlawful profits and legal expenses.

Nevada Power and PacificCorp Complaints. In June 2003, the FERC denied complaints filed by Nevada Power Company and PacifiCorp seeking to revise the prices of certain long-term forward power contracts entered into with various power sellers, including one of our wholesale energy operating subsidiaries. The complainants separately petitioned for review in the Ninth Circuit of the FERC’s orders denying the complaints.

We have entered into agreements with the attorneys general of the states of California, Oregon and Washington, a number of electric utility companies in California and other parties to suspend time-related defenses such as the statutes of limitations with respect to potential claims against us and/or CenterPoint with respect to conduct or actions alleged to have contributed to the energy crisis in several western states during the period 2000 and 2001. These agreements were entered into in order to facilitate an orderly analysis of the claims and also to facilitate potential settlement discussions. If the tolling agreements are terminated or expire without being extended, and the parties are otherwise unable to reach a settlement of these claims, it is possible that claims in addition to those cited above may be asserted against us.

The issues related to the western states energy crisis are complex and involve a number of pending court and regulatory proceedings. The resolution of these matters is uncertain and could range from litigating certain of these matters to conclusion to resolving certain of these matters through settlement, or some combination of both litigation and settlement. A number of energy companies have entered into settlement agreements with the States of California, Oregon and Washington, certain California utilities and various other parties to resolve various issues pertaining to the western states energy crisis, including certain litigation and receivables refund issues. The terms and the scope of these settlements vary. However, many of the settlements required the participating energy companies to make substantial cash payments, waive their rights to collect receivables related to certain sales in the California market, provide services to other parties to the settlements, issue stock to the settling parties and make other significant concessions. We have also from time to time pursued and are continuing to pursue the possible settlement of a number of the litigation and regulatory issues relating to the disputes arising out of the western states energy crisis. There can be no assurance that any settlements relating to these matters will be reached. In the event that settlements did result from these discussions they would likely include provisions similar to the prior settlements discussed above that have been entered into by other energy suppliers in the California market. We are unable to predict at this time the outcome of the litigation proceedings and possible settlement discussions related to such litigation and proceedings. For discussion of the impact of litigation and related matters on certain receivables we have recorded, see note 14(b).

United States Attorney Investigation

Investigation of Natural Gas Price Reporting Issues. The United States Attorney for the Southern District of Texas has been investigating natural gas price reporting issues. The issues relate to the alleged submission of false data to various energy publications and reporting services. In November 2004, a grand jury indicted a former employee of Reliant Energy Services for alleged misreporting of gas prices. The investigation is ongoing and could result in civil or criminal actions being brought against us, certain of our subsidiaries or other current and former employees.

Other Litigation

Texas Commercial Energy. In July 2003, Texas Commercial Energy, LLP (TCE) sued several ERCOT power market participants (including us and various subsidiaries) in the Corpus Christi Federal District Court for the Southern District of Texas. TCE claimed damages in excess of $535 million for alleged violations of state and federal antitrust laws, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract and civil conspiracy. In June 2004, the court dismissed TCE’s claims. This case is pending before the United States Court of Appeals for the Fifth Circuit.

In February 2005, two retail electric providers sued various ERCOT power market participants, including us, in Federal District Court for the Southern District of Texas, Houston Division. Many of the defendants in this litigation are also defendants in the TCE litigation. The claims include, among others, alleged violations of state and federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act, various torts (including fraud and conspiracy), breach of contract, wire fraud and mail fraud.

Shareholder Class Actions. We are defendants in 15 class action lawsuits filed on behalf of purchasers of our securities and the securities of CenterPoint. The lawsuits allege that the defendants violated federal securities laws by, among other things, making false and misleading statements about trading volumes and revenues. The lawsuits seek monetary damages on behalf of persons who purchased CenterPoint securities during specified class periods. In August 2002, the shareholder lawsuits were consolidated into one proceeding before the United States District Court, Southern District of Texas, Houston Division. In March 2003, we and the other defendants filed a motion to dismiss certain of the claims. In January 2004, the court dismissed with prejudice the federal and state securities fraud claims. With the dismissal of all fraud-related claims, the only remaining claims against us are claims under Section 11 and 15 of the Securities Act of 1933 pertaining to statements made in our registration statement for our IPO.

ERISA Action. In May 2002, a class action lawsuit was filed in the United States District Court, Southern District of Texas, Houston Division against us and CenterPoint, on behalf of participants in our and CenterPoint’s employee benefits plans. The lawsuit alleges breach of fiduciary duties in violation of the Employee Retirement Income Security Act in connection with investment decisions made by the plans in CenterPoint and our securities. The lawsuit seeks monetary damages and restitution. In May 2003, the defendants filed a motion to dismiss the claims. In January 2004, the court dismissed us as a defendant from this proceeding on standing grounds. CenterPoint and certain members of CenterPoint’s benefits committee remain in this case.

Natural Gas Futures Complaints. Reliant Energy Services is one of the defendants in three class action lawsuits pending before the United States District Court, Southern District of New York (originally filed in August, October and November 2003, respectively). The plaintiffs in each case allege that the defendants manipulated the price of natural gas and thereby artificially influenced natural gas futures traded on the New York Mercantile Exchange in violation of the Commodity Exchange Act, and seek unspecified damages on behalf of themselves and the respective putative class members.

CenterPoint Indemnity

In connection with the Distribution, CenterPoint and Reliant Energy agreed to indemnify each other against certain losses that may be asserted against the other party related to Reliant Energy’s or CenterPoint’s conduct. As a result of this indemnity, Reliant Energy has agreed to indemnify CenterPoint in the lawsuits described above under: (a) “Western States Electricity and Natural Gas Litigation” “— Electricity Actions,” “— Natural Gas Actions,” “— California Attorney General — Ancillary Services,” “— California Attorney General — Failure to File FERC Transaction-Specific Information,” “— California Attorney General — Violations of Clayton Act,” and “— Los Angeles Department of Water and Power” and (b) “Other Litigation” “— Shareholder Class Actions,” “— ERISA Action,” and “— Natural Gas Futures Complaints.” In addition, we are also required to indemnify CenterPoint for certain liabilities relating to the IPO.

PUCT Cases

In 2003, the PUCT issued a modified “price-to-beat” rule in Texas. Certain consumer groups and other parties challenged the amendments before the Travis County Court of Appeals. The Court of Appeals affirmed the order. In October 2004, the Supreme Court of Texas declined to review an appeal of the courts’ decision affirming the order. In addition to this proceeding, there are various proceedings pending before the state district court in Travis County, Texas, seeking reviews of the PUCT orders relating to the fuel factor component used in our “price-to-beat” tariff. Although we believe that the challenges are unmerited, we are unable to predict the ultimate outcome of the proceedings.

Environmental Matters

Ash Disposal Site Closures. We are responsible for environmental costs related to the future closures of nine ash disposal sites, six of which are owned in whole or in part by REMA and three of which are owned by Orion MidWest. Based on our evaluations with assistance from third-party consultants and engineers, we have recorded the estimated discounted costs associated with these environmental liabilities of $8 million as of December 31, 2004 and 2003, of which we do not expect to spend any amount over the next five years. These costs are included in our asset retirement obligation (see note 2(r)).

Remediation Obligations. Under a consent order issued by the New York State Department of Environmental Conservation (NYSDEC order), Orion Power New York GP, Inc. and Astoria Generating Company, LP have assumed certain responsibilities and costs associated with past releases of petroleum and other substances at two generation facilities. In addition, Reliant Energy New Jersey Holdings, LLC is responsible for environmental costs related to site contamination investigations and remediation requirements at four of its generation facilities in New Jersey. Based on our evaluations with assistance from third-party consultants and engineers, we have recorded the estimated liability for the remediation costs of $13 million and $14 million as of December 31, 2004 and 2003, respectively, of which we expect to spend $10 million over the next five years.

Under the NYSDEC order, Orion Power New York GP, Inc. is also required to evaluate certain technical changes to modify the intake cooling system of one of its plants. Depending on the outcome of discussions regarding the technical changes, if any, that are required to be implemented, including the form of technology ultimately selected, we estimate that we will be required to make approximately $75 million in capital expenditures over a four year period in order to comply with this order. We expect to begin modifying the intake cooling system in 2005.

New Source Review Matters. The United States Environmental Protection Agency (EPA) and various states are conducting investigations regarding the historical compliance of coal-fueled electric generating stations with the “New Source Review” requirements of the Clean Air Act. The EPA and the United States Department of Justice initiated formal enforcement actions and litigation against several power generation companies, other than us, alleging that these companies violated New Source Review requirements by modifying their facilities without proper pre-construction permit authority. Since June 1998, eight of our coal-fired facilities have received EPA requests for information related to work activities conducted at those sites. The EPA has also agreed to provide information relating to the New Source Review investigations to the New York state attorney general’s office, the New Jersey Department of Environmental Protection and the Pennsylvania Department of Environmental Protection. In addition, the Pennsylvania Department of Environmental Protection requested additional information from us in 2004 specific to one of these facilities. The EPA has not filed an enforcement action or initiated litigation in connection with these facilities at this time. Nevertheless, any litigation, if pursued successfully by the EPA, could accelerate the timing of emission reductions anticipated as a result of proposed regulations, which could result in significant capital expenditures and the imposition of penalties.

Settlements of Litigation and Regulatory Proceedings

FERC Investigations of Western Market Issues. In January 2003, in connection with the FERC’s investigation of potential manipulation of electricity and natural gas prices in the Western United States, the FERC approved an agreement between the FERC staff and us relating to certain actions taken by some of our traders over a two-day period in June 2000. Under the agreement, we agreed, among other things, to (a) pay $14 million (which was expensed in the fourth quarter of 2002) directly to customers of the California Power Exchange (Cal PX) and (b) submit bids for all of our uncommitted, available capacity from our plants located in California into a California spot market one additional year following termination of the existing must offer obligation or until December 31, 2006, whichever is later.

In October 2003, we entered into a settlement agreement with the FERC resolving all but one of its investigations and proceedings in connection with its ongoing review of western energy markets (exclusive of pending FERC refund proceedings described in note 14(b)). The settlement provided, among other things, that we (a) make three cash settlement payments, totaling $25 million, into a fund established for the benefit of California and western market electricity consumers of which we paid $15 million in 2003 into the fund and additional payments of $5 million will be made in 2005 and 2006 and (b) offer capacity from a portion of our generation portfolio in California to the market (totaling 824 MW) for one-year terms for delivery commencing in 2004, 2005 and 2006 on a unit-contingent, gas-tolling basis for which we will pay the difference, up to $25 million, between the collected auction revenues and our projected cash costs to generate the power into the fund described above.

In 2003, we offered, but did not receive qualifying bids under the settlement agreement for the 12-month period beginning April 2004. During September 2004, we entered into a third party multi-year tolling agreement for the power capacity from two of our power generation units in our California portfolio. FERC has approved our request to treat the tolling arrangement as meeting our obligation to offer capacity described in the paragraph above. In 2003, we recognized a $37 million pre-tax loss for the settlement based on (a) the present value ($24 million) of the cash settlement payments ($25 million) and (b) the fair value of our obligation to offer capacity from our power generation portfolio ($13 million) during 2005 and 2006, based on an option valuation model. In 2004, as a result of entering into the multi-year tolling agreement, we accrued an additional $12 million for the obligation to contribute to the above-described fund as payment of the additional $12 million is now probable.

Investigations by the Commodity Futures Trading Commission. In November 2003, we entered into a settlement with the Commodity Futures Trading Commission in connection with an investigation relating to trading and price reporting issues. The settlement addressed the reporting of natural gas trading information to energy industry publications that compile and report index prices and seven offsetting and pre-arranged electricity trades that were executed on an electronic trading platform in 2000. Pursuant to the terms of the settlement, one of our wholesale energy operating subsidiaries paid a penalty of $18 million, which was paid and expensed in 2003.

Gain on Sale of Counterparty Claim. In June 2004, we entered into a settlement agreement with Enron. The settlement agreement provided for the dismissal of all pending litigation between Enron and us and provided for certain allowed bankruptcy claims against Enron. In August 2004, we sold and assigned our claim to a third party. As we had previously written off our net receivables and derivative assets from Enron, we recognized a $30 million pre-tax gain ($18 million after-tax gain) upon the sale in 2004.

(b)	California Energy Sales Refund, Credit and Interest.

We are a party to a refund proceeding initiated by the FERC in 2001 regarding wholesale electricity prices that we charged in California from October 2, 2000 through June 20, 2001 (2000-2001 Refund Proceeding). We have recorded receivables from the Cal ISO and the Cal PX relating to power sales into the markets run by the Cal ISO and the Cal PX related to this period.

The purchasers of the related power in the Cal ISO and Cal PX markets were primarily the two investor owned utilities, Pacific Gas and Electric Company (PG&E) and Southern California Edison Company (SCE). SCE has paid to the Cal ISO and the Cal PX all amounts due by it on account of power purchases and PG&E has funded its obligation into an escrow account pursuant to a bankruptcy order; however, no distributions have been made pending resolution of the 2000-2001 Refund Proceeding.

Based on the most recent refund methodology adopted by the FERC with respect to these receivables, we currently estimate our refund obligation in the 2000-2001 Refund Proceedings to be $89 million. We base this estimate on a number of assumptions, including:

•	the methodology to determine the average daily gas costs to be included in the refund methodology adopted by the FERC in July 2001, as modified, which permits a reduction in the refund liability if the actual cost paid for gas is over the proposed “proxy” average daily gas costs in the FERC’s refund formula (gas costs offset);

•	the discount to reflect the estimated long-term nature of the net receivables; and

•	the interest applicable to amounts owed to and owed by the Cal ISO and Cal PX as adopted by the FERC in its November 2004 order adjusted for estimated shortfalls in funds held for interest at the Cal PX that will be shared by market participants based on an assumed allocation methodology.

Certain power marketers have indicated that the calculated refund obligations may result in them being paid less than the actual cost of their power. The FERC has indicated that in such situations, a marketer may file cost of service rates, which, if approved, would result in reduced refund obligations by the marketer. This could result in an increase in our net refund obligation. We cannot estimate the impact, if any, of this item. We will continue to assess the exposure to loss based on further developments in the FERC refund proceeding and will adjust the refund obligation to reflect the impact of such developments in the periods in which they occur.

In March 2002, the California Attorney General filed a complaint with the FERC asserting that the failure of certain of our wholesale energy operating subsidiaries to file certain transaction-specific information with the FERC in periods prior to October 2000 resulted in a refund obligation to the extent that the subsidiaries sold energy at prices above “just and reasonable” rates. In May 2002, the FERC rejected the Attorney General’s request based on, among other things, the FERC’s determination that the failure to make the filings was merely a technical compliance issue and that it lacked authority under the Federal Power Act to order refunds for these reporting violations. In September 2004, the Ninth Circuit overturned the FERC’s determination and ordered the FERC to reconsider its remedial options, which the court noted could include possible refunds. In remanding the proceeding, the court denied the Attorney General’s request to order refunds. We are not in a position to predict the ultimate impact of the court’s decision. We have filed a request for a rehearing of the court’s decision. The FERC has not yet responded to the court’s decision pending the outcome of our request for a rehearing. Although the court ordered the FERC to reconsider its remedial options, the terms of its opinion do not compel the FERC to order refunds or otherwise dictate the remedial actions, if any, the FERC must pursue. The timing, and ultimate outcome, of further proceedings with respect to the court’s decision is uncertain. Depending on the approach taken by the FERC, including whether additional refunds are ordered, the resolution could have a material impact on our results of operations, financial condition and cash flows.

Our estimate of potential refund obligations in the 2000-2001 Refund Proceeding does not include the impact, if any, of the possibility of additional refunds being ordered by the FERC for periods prior to October 2000.

The issues related to the California energy crisis are complex and involve a number of court and regulatory proceedings that are ongoing. See note 14(a) for discussion of western market legal matters and the related risks. The resolution of these matters remains uncertain and could range from litigating these matters to conclusion to resolving these matters through settlement, or some combination of both litigation and settlement. Depending on how these matters are ultimately resolved, including the impact of any proceedings initiated with respect to refund obligations for periods prior to October 2000, the amount of our net receivable could be materially impacted.

We have adjusted these receivables (related to the period from October 2000 through June 2001) to account for (a) the estimated refund obligation in the 2000-2001 Refund Proceeding, (b) a credit reserve (as of December 31, 2003), (c) a discount on the receivables and (d) interest accrued on the receivables. We believe that the gross accounts receivable are fully collectible, subject to the estimated refund obligation. The adjustments are as follows:

	December 31,
	2004	2003
	(in millions)
Accounts receivable related to the period from October 2000 through June 2001, excluding estimated refund obligation	$268	$283
Estimated refund obligation	(89)	(81)
Credit reserve	—	(21)
Discount	(13)	—
Interest receivable	34	18

Accounts receivable, net	$200	$199

During 2004, 2003 and 2002, we adjusted our estimated refund obligation, credit reserve and receivables (netted in revenues) and interest income (recorded in interest income) related to energy sales in California as follows (income (loss)):

	Year Ended December 31,
	2004		2003		2002
	(in millions)
Estimated refund obligation	$(8	)(1)	$110	(1)	$(176	)(1)
Credit reserve	21	(2)	(15	)(3)	62	(4)
Direct adjustments to gross receivables	(11	)(5)	—		—
Discount	(13	)(6)	—		—
Interest receivable	16	(7)	13		5

Pre-tax impact	$5		$108		$(109)

(1)	We revised our estimated refund obligation primarily due to (a) FERC orders and related clarifications/interpretations by the FERC in 2004, 2003 and 2002 and (b) the impact of resettlements from the Cal ISO on the refund obligation in 2004.

(2)	During 2004, we reversed the credit reserve of $21 million, which was related to PG&E due to PG&E funding its obligation as discussed above.

(3)	During 2003, we increased the credit reserve by $15 million due to the reversal of refund provisions.

(4)	During 2002, we reversed $62 million of the credit reserve due to the collections of outstanding receivables during the period, a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the Cal PX and due to the write-off of receivables as a result of FERC orders.

(5)	During 2004, we reduced our accounts receivable by $11 million due to resettlements by the Cal ISO for the periods October 2000 through June 2001.

(6)	See discussion above.

(7)	During 2004, we adjusted our interest receivable as follows: (a) $14 million increase due to the Cal PX interest obligation, partially offset by (b) $7 million decrease to interest income on the receivable owed to us due to an estimated allocation of the Cal PX interest shortfall to the market participants (as discussed above), (c) $9 million increase due to full payment of monies previously paid into escrow by SCE and PG&E related to amounts that will ultimately be paid to us by the Cal ISO, (d) $5 million increase related to interest income on the net receivable owed to us and (e) $5 million decrease due to the reduction of interest related to the adjustment to the gas costs offset.

(15)	Estimated Fair Value of Financial Instruments

The fair values of financial instruments, including cash and cash equivalents and derivative assets and liabilities, are equivalent to their carrying amounts in the consolidated balance sheets.

The carrying values and related fair market values of our short-term and long-term debt from continuing operations (see note 8) are detailed as follows:

	December 31,
	2004		2003
	Carrying Value	Fair Market Value(1)	Carrying Value(2)	Fair Market Value(2)
	(in millions)
Fixed rate debt	$3,159	$3,536	$1,920	$1,991
Floating rate debt(3)	2,037	2,049	3,095	3,035

Total debt, excluding adjustment to fair value of interest rate swaps	$5,196	$5,585	$5,015	$5,026

(1)	The fair market values of our fixed rate debt and floating rate debt were based on (a) our incremental borrowing rates for similar types of borrowing arrangements or (b) information from market participants. For $538 million and $1.1 billion of our floating rate debt as of December 31, 2004 and 2003, respectively, the carrying value equals the fair market value.

(2)	These amounts exclude $28 million related to the fair value of interest rate swaps.

(3)	Each of these amounts includes the values related to the outstanding warrants.

(16)	Supplemental Guarantor Information

For the issuances of senior secured notes in July 2003 and December 2004 totaling $1.9 billion, our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally or (b) non-guarantors.

The primary full and unconditional guarantors of these senior secured notes are: Reliant Energy California Holdings, LLC; Reliant Energy Coolwater, Inc.; Reliant Energy Northeast Holdings, Inc.; Reliant Energy Ormond Beach, Inc.; Reliant Energy Power Generation, Inc.; Reliant Energy Retail Holdings, LLC and subsidiaries (excluding RE Retail Receivables, LLC, which is a non-guarantor); Reliant Energy Services; Reliant Energy Shelby Holding Corp. and subsidiaries; Reliant Energy Wholesale Generation, LLC and Reliant Energy Wholesale Service Company.

Orion Power Holdings was a limited guarantor of the senior secured notes issued in July 2003; however, in connection with the December 2004 refinancing, Orion Power Holdings became a non-guarantor. We have adjusted the disclosures for 2004, 2003 and 2002 accordingly to reflect this change.

The primary non-guarantors of these senior secured notes are: Channelview; Orion Power; REMA and RE Retail Receivables, LLC.

The following condensed consolidating financial information presents supplemental information for the indicated groups as of December 31, 2004 and 2003 and for 2004, 2003 and 2002:

Condensed Consolidating Statements of Operations.

	Year Ended December 31, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Revenues	$—	$7,584	$1,963	$(816)	$8,731
Trading margins	—	9	(4)	—	5

Total	—	7,593	1,959	(816)	8,736

Fuel and cost of gas sold	—	1,132	955	(485)	1,602
Purchased power	—	5,491	122	(325)	5,288
Operation and maintenance	—	391	497	(6)	882
General and administrative	(4)	210	119	—	325
Loss on sales of receivables	—	45	(11)	—	34
Accrual for payment to CenterPoint Energy, Inc.	—	2	—	—	2
Gain on sale of counterparty claim	—	(8)	(22)	—	(30)
Depreciation and amortization	—	236	241	—	477

Total	(4)	7,499	1,901	(816)	8,580

Operating income	4	94	58	—	156

Gains from investments, net	—	8	1	—	9
Loss of equity investments, net	—	(9)	—	—	(9)
Income (loss) of equity investments of consolidated subsidiaries	88	(96)	—	8	—
Other, net	—	3	3	—	6
Interest expense	(346)	(71)	(107)	58	(466)
Interest income	—	32	3	—	35
Interest income (expense) – affiliated companies, net	138	(9)	(71)	(58)	—

Total other expense	(120)	(142)	(171)	8	(425)

Loss from continuing operations before income taxes	(116)	(48)	(113)	8	(269)
Income tax (benefit) expense	(82)	49	(41)	(23)	(97)

Loss from continuing operations	(34)	(97)	(72)	31	(172)

Income from discontinued operations before income taxes(2)	—	9	27	62	98
Income tax (benefit) expense	(5)	(81)	48	—	(38)

Income (loss) from discontinued operations	5	90	(21)	62	136

Loss before cumulative effect of accounting change	(29)	(7)	(93)	93	(36)
Cumulative effect of accounting change, net of tax	—	7	—	—	7

Net loss	$(29)	$—	$(93)	$93	$(29)

	Year Ended December 31, 2003
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Revenues	$—	$9,434	$2,006	$(840)	$10,600
Trading margins	—	(38)	(11)	—	(49)

Total	—	9,396	1,995	(840)	10,551

Fuel and cost of gas sold	—	836	908	(434)	1,310
Purchased power	—	7,172	56	(406)	6,822
Operation and maintenance	—	410	503	—	913
General and administrative	—	290	138	—	428
Loss on sales of receivables	—	37	—	—	37
Accrual for payment to CenterPoint Energy, Inc.	—	47	—	—	47
Wholesale energy goodwill impairment (3)	—	126	585	274	985
Depreciation and amortization	11	158	228	—	397

Total	11	9,076	2,418	(566)	10,939

Operating (loss) income	(11)	320	(423)	(274)	(388)

Gains from investments, net	—	1	1	—	2
Loss of equity investments	—	(2)	—	—	(2)
Loss of equity investments of consolidated subsidiaries	(1,177)	(436)	—	1,613	—
Other, net	—	—	9	—	9
Interest expense	(379)	(11)	(105)	48	(447)
Interest income	4	28	3	—	35
Interest income (expense)– affiliated companies, net	169	(16)	(105)	(48)	—

Total other expense	(1,383)	(436)	(197)	1,613	(403)

Loss from continuing operations before income taxes	(1,394)	(116)	(620)	1,339	(791)
Income tax (benefit) expense	(68)	182	(16)	—	98

Loss from continuing operations	(1,326)	(298)	(604)	1,339	(889)

(Loss) income from discontinued operations before income taxes	(16)	87	(349)	(63)	(341)
Income tax (benefit) expense	—	31	57	—	88

(Loss) income from discontinued operations	(16)	56	(406)	(63)	(429)

Loss before cumulative effect of accounting changes	(1,342)	(242)	(1,010)	1,276	(1,318)
Cumulative effect of accounting changes, net of tax	—	(42)	18	—	(24)

Net loss	$(1,342)	$(284)	$(992)	$1,276	$(1,342)

	Year Ended December 31, 2002
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Revenues	$—	$9,391	$1,626	$(612)	$10,405
Trading margins	—	279	9	—	288

Total	—	9,670	1,635	(612)	10,693

Fuel and cost of gas sold	—	730	615	(258)	1,087
Purchased power	—	7,633	69	(354)	7,348
Operation and maintenance	—	481	432	—	913
General and administrative	39	343	64	—	446
Loss on sales of receivables	—	10	—	—	10
Accrual for payment to CenterPoint Energy, Inc.	—	128	—	—	128
Impairment of goodwill (3)	—	—	337	(337)	—
Depreciation and amortization	15	140	195	—	350

Total	54	9,465	1,712	(949)	10,282

Operating (loss) income	(54)	205	(77)	337	411

Losses from investments, net	—	(23)	—	—	(23)
Income of equity investments, net	—	18	—	—	18
Loss of equity investments of consolidated subsidiaries	(524)	(820)	—	1,344	—
Other, net	—	14	1	1	16
Interest expense	(116)	(2)	(105)	—	(223)
Interest income	9	12	7	(1)	27
Interest income (expense) – affiliated companies, net	106	43	(144)	—	5

Total other expense	(525)	(758)	(241)	1,344	(180)

(Loss) income from continuing operations before income taxes	(579)	(553)	(318)	1,681	231
Income tax (benefit) expense	(19)	124	7	—	112

(Loss) income from continuing operations	(560)	(677)	(325)	1,681	119

Income (loss) from discontinued operations before income taxes	—	115	(458)	—	(343)
Income tax expense	—	42	60	—	102

Income (loss) from discontinued operations	—	73	(518)	—	(445)

Loss before cumulative effect of accounting changes	(560)	(604)	(843)	1,681	(326)
Cumulative effect of accounting changes, net of tax	—	—	(234)	—	(234)

Net loss	$(560)	$(604)	$(1,077)	$1,681	$(560)

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	In May 2004, we signed an agreement to sell 770 MW of generation assets. The sale closed in September 2004. Generally accepted accounting principles required us to allocate a portion of the goodwill in the wholesale energy reporting unit to the assets being sold on a relative fair value basis as of May 2004 in order to compute the gain on disposal. The amount of goodwill allocated to the hydropower plants was $42 million for Reliant Energy and $104 million for Orion Power. Each of these amounts is reflected in the pre-tax gains on disposal for Reliant Energy and Orion Power, which were recorded in the third quarter of 2004. The difference of $62 million is reflected in the “Adjustments” column. This difference is primarily due to the allocation process, which considers the relative fair value of the hydropower plants to the wholesale energy reporting unit as compared to Orion Power. See notes 5 and 21.

(3)	Based on Orion Power Holdings and its subsidiaries’ annual goodwill impairment test as of November 1, 2002, Orion Power’s consolidated goodwill was impaired by $337 million, which was recognized in the fourth quarter of 2002. However, for continuing operations at a consolidated level, we did not have an impairment of goodwill during 2002. The Orion Power impairment loss was eliminated from Reliant Energy’s consolidated financial statements, as goodwill was not impaired at the higher level reporting unit, as of December 31, 2002. Based on our wholesale energy reporting unit’s goodwill impairment test as of July 2003, we recognized an impairment of $985 million on a consolidated basis in the third quarter of 2003. Due to this impairment at the consolidated level, we concluded that it was more likely than not that there would be impairments at the subsidiary level for entities within the wholesale energy reporting unit. We therefore performed an updated impairment analysis for Orion Power as of July 2003. This test resulted in an impairment of $585 million on an Orion Power consolidated basis, which was recognized in the third quarter of 2003 in the non-guarantor column. When combined with the $337 million impairment recognized in 2002, Orion Power has recorded a cumulative impairment of $922 million as of December 31, 2003. Other than Orion Power’s goodwill, the only other goodwill recorded in entities within the wholesale energy reporting unit (other than $4 million related to REMA), totaling $177 million prior to this review, was recorded in the guarantor column and was derived from companies for which we are not required to prepare separate financial statements. We recognized $126 million of impairment in the guarantor column in the third quarter of 2003. This estimate reflects the difference between the consolidated Reliant Energy’s impairment and the cumulative impairments recorded by Orion Power and is supported by management’s belief that this remaining amount of impairment is primarily associated with the wholesale energy reporting unit’s entities that are guarantors.

Condensed Consolidating Balance Sheets.

	December 31, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$25	$33	$49	$—	$107
Restricted cash	—	—	16	—	16
Accounts and notes receivable, principally customer, net	—	401	710	(22)	1,089
Accounts and notes receivable – affiliated companies	219	867	529	(1,615)	—
Inventory	—	121	152	—	273
Derivative assets	—	185	127	—	312
Other current assets	9	723	137	(36)	833

Total current assets	253	2,330	1,720	(1,673)	2,630

Property, plant and equipment, gross	—	4,001	4,402	—	8,403
Accumulated depreciation	—	(516)	(497)	—	(1,013)

Property, Plant and Equipment, net	—	3,485	3,905	—	7,390

Other Assets:
Goodwill (2)	—	84	295	62	441
Other intangibles, net	—	146	466	—	612
Notes receivable – affiliated companies	3,093	1,093	—	(4,186)	—
Equity investments	—	84	—	—	84
Equity investments in consolidated subsidiaries	4,753	251	—	(5,004)	—
Derivative assets	—	221	51	—	272
Restricted cash	—	—	25	—	25
Other long-term assets	118	283	292	—	693

Total other assets	7,964	2,162	1,129	(9,128)	2,127

Total Assets	$8,217	$7,977	$6,754	$(10,801)	$12,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$10	$1	$608	$—	$619
Accounts payable, principally trade	3	534	36	—	573
Accounts and notes payable – affiliated companies	—	662	953	(1,615)	—
Derivative liabilities	—	321	88	—	409
Other current liabilities	57	354	117	(58)	470

Total current liabilities	70	1,872	1,802	(1,673)	2,071

Other Liabilities:
Notes payable – affiliated companies	—	2,381	1,805	(4,186)	—
Derivative liabilities	—	204	107	—	311
Other long-term liabilities	148	328	326	—	802

Total other liabilities	148	2,913	2,238	(4,186)	1,113

Long-term Debt	3,613	501	463	—	4,577

Commitments and Contingencies
Stockholders’ Equity	4,386	2,691	2,251	(4,942)	4,386

Total Liabilities and Stockholders’ Equity	$8,217	$7,977	$6,754	$(10,801)	$12,147

	December 31, 2003
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$23	$64	$59	$—	$146
Restricted cash	7	—	221	—	228
Accounts and notes receivable, principally customer, net	86	933	163	(22)	1,160
Accounts and notes receivable – affiliated companies	421	546	245	(1,212)	—
Inventory	—	109	150	—	259
Derivative assets	—	372	121	—	493
Other current assets	7	207	89	2	305
Current assets of discontinued operations	—	—	86	—	86

Total current assets	544	2,231	1,134	(1,232)	2,677

Property, plant and equipment, gross	—	3,943	4,387	—	8,330
Accumulated depreciation	—	(348)	(339)	—	(687)

Property, Plant and Equipment, net	—	3,595	4,048	—	7,643

Other Assets:
Goodwill (2)	—	84	399	—	483
Other intangibles, net	—	127	493	—	620
Notes receivable – affiliated companies	1,960	685	—	(2,645)	—
Equity investments	—	95	—	—	95
Equity investments in consolidated subsidiaries	5,178	275	—	(5,453)	—
Derivative assets	3	170	27	—	200
Restricted cash	—	—	28	—	28
Other long-term assets	139	149	265	(10)	543
Long-term assets of discontinued operations	—	—	1,008	—	1,008

Total other assets	7,280	1,585	2,220	(8,108)	2,977

Total Assets	$7,824	$7,411	$7,402	$(9,340)	$13,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$(2)	$4	$127	$—	$129
Accounts payable, principally trade	5	444	60	—	509
Accounts and notes payable – affiliated companies	—	604	608	(1,212)	—
Derivative liabilities	—	236	113	—	349
Accrual for payment to CenterPoint Energy, Inc.	—	175	—	—	175
Other current liabilities	78	367	84	(20)	509
Current liabilities of discontinued operations	—	—	330	—	330

Total current liabilities	81	1,830	1,322	(1,232)	2,001

Other Liabilities:
Notes payable – affiliated companies	—	1,970	675	(2,645)	—
Derivative liabilities	—	152	57	—	209
Other long-term liabilities	33	296	545	(10)	864
Long-term liabilities of discontinued operations	—	—	937	—	937

Total other liabilities	33	2,418	2,214	(2,655)	2,010

Long-term Debt	3,338	400	1,176	—	4,914

Commitments and Contingencies
Stockholders’ Equity	4,372	2,763	2,690	(5,453)	4,372

Total Liabilities and Stockholders’ Equity	$7,824	$7,411	$7,402	$(9,340)	$13,297

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	See subfootnote (3) in the 2003 statement of operations table above.

Condensed Consolidating Statements of Cash Flows.

	Year Ended December 31, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash (used in) provided by continuing operations from operating activities	$(26)	$8	$303	$—	$285
Net cash used in discontinued operations from operating activities	—	—	4	—	4

Net cash (used in) provided by operating activities	(26)	8	307	—	289

Cash Flows from Investing Activities:
Capital expenditures	—	(118)	(55)	—	(173)
Investments in and distributions from subsidiaries, net and Reliant Energy’s advances to its wholly-owned subsidiaries, net(2)	(217)	10	(721)	928	—
Purchase and sale of permits and licenses to affiliates	—	(20)	20	—	—
Other, net	—	25	2	—	27

Net cash used in continuing operations from investing activities	(217)	(103)	(754)	928	(146)
Net cash provided by discontinued operations from investing activities	—	8	857	—	865

Net cash (used in) provided by investing activities	(217)	(95)	103	928	719

Cash Flows from Financing Activities:
Proceeds from long-term debt	2,050	100	—	—	2,150
Payments of long-term debt	(1,785)	(2)	(448)	—	(2,235)
Increase (decrease) in short-term borrowings, net	16	—	(124)	—	(108)
Changes in notes with affiliated companies, net(3)	—	(30)	958	(928)	—
Proceeds from issuances of treasury stock	25	—	—	—	25
Payments of financing costs	(70)	(12)	—	—	(82)
Other, net	9	—	—	—	9

Net cash provided by (used in) continuing operations from financing activities	245	56	386	(928)	(241)
Net cash used in discontinued operations from financing activities	—	—	(806)	—	(806)

Net cash provided by (used in) financing activities	245	56	(420)	(928)	(1,047)

Net Change in Cash and Cash Equivalents	2	(31)	(10)	—	(39)
Cash and Cash Equivalents at Beginning of Period	23	64	59	—	146

Cash and Cash Equivalents at End of Period	$25	$33	$49	$—	$107

	Year Ended December 31, 2003
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash (used in) provided by continuing operations from operating activities	$(4)	$740	$75	$—	$811
Net cash (used in) provided by discontinued operations from operating activities	(26)	12	72	—	58

Net cash (used in) provided by operating activities	(30)	752	147	—	869

Cash Flows from Investing Activities:
Capital expenditures	(21)	(467)	(82)	—	(570)
Investments in and distributions from subsidiaries, net and Reliant Energy’s advances to and distributions from its wholly-owned subsidiaries, net(2)	1,635	—	35	(1,670)	—
Purchase and sale of permits and licenses to affiliates	—	(19)	19	—	—
Other	—	5	2	—	7

Net cash provided by (used in) continuing operations from investing activities	1,614	(481)	(26)	(1,670)	(563)
Net cash provided by discontinued operations from investing activities	—	284	1,321	—	1,605

Net cash provided by (used in) investing activities	1,614	(197)	1,295	(1,670)	1,042

Cash Flows from Financing Activities:
Proceeds from long-term debt	1,375	195	42	—	1,612
Payments of long-term debt	(2,048)	(5)	(89)	—	(2,142)
Decrease in short-term borrowings, net	(1,370)	—	(55)	—	(1,425)
Changes in notes with affiliated companies, net(3)	—	(1,084)	(586)	1,670	—
Proceeds from issuances of treasury stock	8	—	—	—	8
Payments of financing costs	(183)	—	(1)	—	(184)

Net cash used in continuing operations from financing activities	(2,218)	(894)	(689)	1,670	(2,131)
Net cash used in discontinued operations from financing activities	—	—	(758)	—	(758)

Net cash used in financing activities	(2,218)	(894)	(1,447)	1,670	(2,889)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	9	—	9

Net Change in Cash and Cash Equivalents	(634)	(339)	4	—	(969)
Cash and Cash Equivalents at Beginning of Period	657	403	55	—	1,115

Cash and Cash Equivalents at End of Period	$23	$64	$59	$—	$146

	Year Ended December 31, 2002
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash (used in) provided by continuing operations from operating activities	$(39)	$30	$510	$—	$501
Net cash (used in) provided by discontinued operations from operating activities	(116)	58	73	—	15

Net cash (used in) provided by operating activities	(155)	88	583	—	516

Cash Flows from Investing Activities:
Capital expenditures	(76)	(347)	(197)	—	(620)
Business acquisition, net of cash acquired	(2,964)	—	76	(76)	(2,964)
Investments in and distributions from subsidiaries, net and Reliant Energy’s advances to and distributions from its wholly-owned subsidiaries, net(2)	(795)	(47)	351	491	—
Other, net	—	(1)	—	—	(1)

Net cash (used in) provided by continuing operations from investing activities	(3,835)	(395)	230	415	(3,585)
Net cash (used in) provided by discontinued operations from investing activities	—	(1)	99	—	98

Net cash (used in) provided by investing activities	(3,835)	(396)	329	415	(3,487)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	13	—	—	13
Payments of long-term debt	—	(4)	(198)	—	(202)
Increase (decrease) in short-term borrowings, net	4,266	1	(28)	—	4,239
Changes in notes with affiliated companies, net(3)	382	633	(214)	(415)	386
Proceeds from issuances of treasury stock	14	—	—	—	14
Payments of financing costs	(16)	—	(5)	—	(21)

Net cash provided by (used in) continuing operations from financing activities	4,646	643	(445)	(415)	4,429
Net cash used in discontinued operations from financing activities	—	—	(444)	—	(444)

Net cash provided by (used in) financing activities	4,646	643	(889)	(415)	3,985

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	3	—	3

Net Change in Cash and Cash Equivalents	656	335	26	—	1,017
Cash and Cash Equivalents at Beginning of Period	1	68	29	—	98

Cash and Cash Equivalents at End of Period	$657	$403	$55	$—	$1,115

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	Investments in and distributions from subsidiaries, net and Reliant Energy’s advances to and distributions from its wholly-owned subsidiaries, net are classified as investing activities for Reliant Energy and its wholly-owned subsidiaries.

(3)	Changes in notes with affiliated companies net, are classified as financing activities for Reliant Energy’s wholly-owned subsidiaries.

(17)	Unaudited Quarterly Information

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$1,665	$2,201	$2,774	$2,091
Trading margins	3	(5)	1	6

Total revenues	1,668	2,196	2,775	2,097
Gross margin, excluding trading margins(1)	448	455	698	240
Operating income (loss)	21	3	290	(158)
(Loss) income from continuing operations before income taxes	(65)	(94)	203	(313)
(Loss) income from continuing operations	(42)	(64)	122	(188)
(Loss) income from discontinued operations	(3)	(8)	223	(76)
(Loss) income before cumulative effect of accounting change	(45)	(72)	345	(264)
Cumulative effect of accounting change, net of tax	7	—	—	—
Net (loss) income	(38)	(72)	345	(264)
Basic (Loss) Earnings Per Share:
(Loss) income from continuing operations	$(0.14)	$(0.21)	$0.41	$(0.63)
(Loss) income from discontinued operations	(0.01)	(0.03)	0.75	(0.25)

(Loss) income before cumulative effect of accounting change	(0.15)	(0.24)	1.16	(0.88)
Cumulative effect of accounting change, net of tax	0.02	—	—	—

Net (loss) income	$(0.13)	$(0.24)	$1.16	$(0.88)

Diluted (Loss) Earnings Per Share:
(Loss) income from continuing operations	$(0.14)	$(0.21)	$0.37	$(0.63)
(Loss) income from discontinued operations	(0.01)	(0.03)	0.67	(0.25)

(Loss) income before cumulative effect of accounting change	(0.15)	(0.24)	1.04	(0.88)
Cumulative effect of accounting change, net of tax	0.02	—	—	—

Net (loss) income	$(0.13)	$(0.24)	$1.04	$(0.88)

(1)	Total revenues less (a) trading margins, (b) fuel and cost of gas sold and (c) purchased power.

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$2,512	$2,677	$3,649	$1,762
Trading margins	(83)	12	26	(4)

Total revenues	2,429	2,689	3,675	1,758
Gross margin, excluding trading margins(1)	520	487	900	561
Operating income (loss)	5	43	(519)	83
Loss from continuing operations before income taxes	(59)	(48)	(647)	(37)
Loss from continuing operations	(44)	(34)	(786)	(25)
(Loss) income from discontinued operations	(383)	27	(130)	57
(Loss) income before cumulative effect of accounting changes	(427)	(7)	(916)	32
Cumulative effect of accounting changes, net of tax	(25)	1	—	—
Net (loss) income	(452)	(6)	(916)	32
Basic and Diluted (Loss) Earnings Per Share:
Loss from continuing operations	$(0.15)	$(0.11)	$(2.67)	$(0.08)
(Loss) income from discontinued operations	(1.32)	0.09	(0.44)	0.19

(Loss) income before cumulative effect of accounting changes	(1.47)	(0.02)	(3.11)	0.11
Cumulative effect of accounting changes, net of tax	(0.08)	—	—	—

Net (loss) income	$(1.55)	$(0.02)	$(3.11)	$0.11

(1)	Total revenues less (a) trading margins, (b) fuel and cost of gas sold and (c) purchased power.

The variances in revenues from quarter to quarter for 2004 and 2003 were primarily due to (a) the seasonal fluctuations in demand for electric energy and energy services, (b) changes in energy commodity prices and (c) implementation of EITF No. 03-11 (2003 only) (see note 2(d)). Changes in operating income (loss) and net income (loss) from quarter to quarter for 2004 and 2003 were primarily due to:

•	the seasonal fluctuations in demand for electric energy and energy services;

•	changes in energy commodity prices;

•	the timing of maintenance expenses on electric generation plants; and

•	provisions and reversals related to energy sales and refunds in California.

In addition, operating income (loss) and net income (loss) changed from quarter to quarter in 2004 by:

•	$107 million in income from discontinued operations due to gain on sale of hydropower plants in the third ($110 million in income) and fourth ($3 million in loss) quarters of 2004 (only impacted net loss) (see note 21);

•	$77 million in income tax benefit from discontinued operations due to the utilization of previously reserved capital losses from the sale of our European energy operations as we incurred a net gain on the sale/transfer of our hydropower plants and Liberty ($103 million in tax benefit in the third quarter and $26 million in tax expense in the fourth quarter) (only impacted net loss) (see notes 19, 21 and 22);

•	$70 million in loss from discontinued operations due to loss on transfer of Liberty operations in the fourth quarter of 2004 (only impacted net loss) (see note 22);

•	$55 million write-off of deferred financing costs in the fourth quarter of 2004 (only impacted net loss) (see note 2(t));

•	$30 million for the gain on sale of counterparty claim in the third quarter of 2004 (see note 14(a));

•	$16 million charge for equipment impairment related to turbines and generators in the first quarter of 2004 (see notes 2(g) and 13(c));

•	$12 million charge related to adjustment to October 2003 FERC settlement recorded in the third quarter of 2004 (see note 14(a));

•	$12 million charge related to accelerated depreciation on retired generation assets in the first quarter of 2004 (see note 2(g)); and

•	$5 million in pre-tax income related to changes in our estimated refund obligation, credit reserve, receivables and interest receivable for energy sales in California ($22 million in income in the first quarter, $7 million in income in the second quarter, $6 million in income in the third quarter and $30 million in loss in the fourth quarter) (see note 14(b)).

Also, operating income (loss) and net income (loss) changed from quarter to quarter in 2003 by:

•	$985 million goodwill impairment in our wholesale energy segment in the third quarter of 2003 (see note 5);

•	$310 million loss on the disposition of our discontinued European energy operations ($384 million loss in the first quarter, $44 million gain in the second quarter, $53 million loss in the third quarter and $83 million gain in the fourth quarter) (only impacted net loss) (see note 19);

•	$108 million in pre-tax income related to changes in our estimated refund obligation, credit reserve and interest receivable for energy sales in California ($84 million in income in the first quarter, $1 million in income in the second quarter and $23 million in income in the fourth quarter) (see note 14(b));

•	$80 million pre-tax trading loss related to certain of our natural gas trading positions recognized in the first quarter of 2003;

•	$75 million loss on the disposition of our Desert Basin plant operations in the third quarter of 2003 (see note 20);

•	$47 million accrual for a payment to CenterPoint in the first quarter of 2003 (see note 13(d));

•	$37 million provision for a settlement agreement reached with the FERC in the third quarter of 2003 (see note 14(a));

•	$28 million write-off of deferred financing costs in the third quarter of 2003 (see note 2(t));

•	$27 million write-off of deferred financing costs in the fourth quarter of 2003 (see note 2(t));

•	$24 million, net of tax, cumulative effect of accounting changes primarily in the first quarter of 2003 (only impacted net loss) (see notes 2(c), 2(d) and 2(r));

•	$18 million provision for the CFTC settlement in the fourth quarter of 2003 (see note 14(a)); and

•	$14 million increase in depreciation expense associated with the early retirements of several generation units in the third quarter of 2003 (see note 2(g)).

(18)	Reportable Segments

Our business operations consist of two principal business segments:

•	Retail energy — provides electricity and related services to retail customers primarily in Texas and acquires and manages the electric energy, capacity and ancillary services associated with supplying these retail customers; and

•	Wholesale energy — provides electric energy, capacity and ancillary services in the competitive segments of the United States’ wholesale energy markets.

Our remaining operations include unallocated corporate functions and minor equity and other investments.

Our determination of current reportable segments considers the strategic operating units under which we manage sales, allocate resources and assess performance of various products and services to wholesale or retail customers. Effective as of the third quarter of 2004, our management changed the primary measurement used to evaluate the performance of our segments from earnings (loss) before interest expense, interest income and income taxes (EBIT) to contribution margin. We use contribution margin to evaluate our business segments because it is the measure that is most consistent with how we organize and manage our business operations. We manage costs not included in the computation of contribution margin (other general and administrative, depreciation, amortization, interest and income taxes) on a company-wide basis. Contribution margin is defined as total revenues less (a) fuel and cost of gas sold, (b) purchased power, (c) operation and maintenance, (d) selling and marketing and (e) bad debt expense.

Contribution margin is not defined under GAAP, should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and may not be indicative of income (loss) from operations as determined under GAAP.

The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies (note 2). We account for intersegment revenues as if such revenues were to third parties, that is, at current market prices or pursuant to intercompany agreements entered into at current market prices. In December 2003, we sold our European energy operations and have classified that as discontinued operations (see note 19). In October 2003, we sold our Desert Basin plant operations, (which was formerly included in our wholesale energy segment) and have classified that as discontinued operations (see note 20). In September 2004, we sold our hydropower plants (which was formerly included in our wholesale energy segment) and have classified that as discontinued operations (see note 21). In December 2004, we transferred our Liberty operations (which was formerly included in our wholesale energy segment) to its lenders and have classified that as discontinued operations (see note 22).

Long-lived assets include net property, plant and equipment, net goodwill, net other intangibles and equity investments.

Financial data for business segments (excluding items related to our discontinued operations, other than total assets) are as follows:

	Retail Energy	Wholesale Energy	Other Operations	Discontinued Operations	Eliminations	Consolidated
	(in millions)
For the year ended December 31, 2004 (except as denoted):
Revenues from external customers	$6,066	$2,665	$—	$—	$—	$8,731
Intersegment revenues	—	340	—	—	(340)	—
Trading margins	—	5	—	—	—	5
Gross margin, excluding trading margins(1)	729	1,112	—	—	—	1,841
Operation and maintenance expenses	222	660	—	—	—	882
Selling and marketing expenses	82	—	—	—	—	82
Bad debt expense	48	(3)	—	—	—	45
Contribution margin	377	460	—	—	—	837
Depreciation and amortization	42	396	39	—	—	477
Expenditures for long-lived assets	3	164	6	—	—	173
Equity investments as of December 31, 2004	—	84	—	—	—	84
Total assets as of December 31, 2004	1,391	10,864	394	—	(502)	12,147

For the year ended December 31, 2003 (except as denoted):
Revenues from external customers	5,729	4,870	1	—	—	10,600
Intersegment revenues	—	225	—	—	(225)	—
Trading margins	—	(49)	—	—	—	(49)
Gross margin, excluding trading margins(1)	1,253	1,214	1	—	—	2,468
Operation and maintenance expenses	251	662	—	—	—	913
Selling and marketing expenses	98	—	—	—	—	98
Bad debt expense	65	(8)	—	—	—	57
Contribution margin	839	511	1	—	—	1,351
Depreciation and amortization	35	331	31	—	—	397
Expenditures for long-lived assets	23	504	43	—	—	570
Equity investments as of December 31, 2003	—	95	—	—	—	95
Total assets as of December 31, 2003	1,156	10,670	553	1,094	(176)	13,297

For the year ended December 31, 2002 (except as denoted):
Revenues from external customers	4,128	6,274	3	—	—	10,405
Intersegment revenues	2	64	—	—	(66)	—
Trading margins	152	136	—	—	—	288
Gross margin, excluding trading margins(1)	976	991	3	—	—	1,970
Operation and maintenance expenses	203	706	4	—	—	913
Selling and marketing expenses	81	—	—	—	—	81
Bad debt expense	72	10	—	—	—	82
Contribution margin	772	411	(1)	—	—	1,182
Depreciation and amortization	26	309	15	—	—	350
Expenditures for long-lived assets	33	3,474	77	—	—	3,584
Equity investments as of December 31, 2002	—	103	—	—	—	103
Total assets as of December 31, 2002	1,422	11,045	915	4,165	(328)	17,219

(1)	Total revenues less (a) trading margins, (b) fuel and cost of gas sold and (c) purchased power.

	As of and for the Year Ended December 31,
	2004	2003	2002
	(in millions)
Reconciliation of Contribution Margin to Operating Income (Loss) and Operating Income (loss) to Net Loss:
Contribution margin	$837	$1,351	$1,182
Other general and administrative	198	273	283
Loss on sales of receivables	34	37	10
Accrual for payment to CenterPoint	2	47	128
Gain on sale of counterparty claim	(30)	—	—
Wholesale energy goodwill impairment	—	985	—
Depreciation	411	340	300
Amortization	66	57	50

Operating income (loss)	156	(388)	411
Gains (losses) from investments, net	9	2	(23)
(Loss) income of equity investments, net	(9)	(2)	18
Other, net	6	9	16
Interest expense	(466)	(447)	(223)
Interest income	35	35	27
Interest income – affiliated companies, net	—	—	5

(Loss) income from continuing operations before income taxes	(269)	(791)	231
Income tax (benefit) expense	(97)	98	112

(Loss) income from continuing operations	(172)	(889)	119
Income (loss) from discontinued operations	136	(429)	(445)

Loss before cumulative effect of accounting changes	(36)	(1,318)	(326)
Cumulative effect of accounting changes, net of tax	7	(24)	(234)

Net loss	$(29)	$(1,342)	$(560)

Revenues by Products and Services:
Retail energy products and services	$6,066	$5,729	$4,130
Wholesale energy and energy related sales	3,005	5,095	6,338
Energy trading margins	5	(49)	288
Other	—	1	3
Eliminations	(340)	(225)	(66)

Total	$8,736	$10,551	$10,693

Revenues and Long-Lived Assets by Geographic Areas:
Revenues:
United States(1)	$8,740	$10,562	$10,688
Canada(2)	(4)	(11)	5

Total	$8,736	$10,551	$10,693

Long-lived assets:
United States	$8,527	$8,841	$8,362

Total	$8,527	$8,841	$8,362

(1)	For 2004, 2003 and 2002, revenues include trading margins of $9 million, $(38) million and $283 million, respectively.

(2)	For 2004, 2003 and 2002, revenues include trading margins of $(4) million, $(11) million and $5 million, respectively.

(19)	Discontinued Operations — Sale of Our European Energy Operations

General. In February 2003, we signed an agreement to sell our European energy operations through the sale of our shares in Reliant Energy Europe B.V. (RE BV), a holding company for these operations. The sale closed in December 2003.

We calculated the United States dollar amounts, for those items disclosed as of December 31, 2004 and 2003, assuming an exchange rate of 1.3585 US dollar to the Euro and 1.2595 US dollar to the Euro, respectively, unless the context indicates otherwise.

Purchase Price. We received net cash proceeds of $1.4 billion (Euro 1.1 billion). We used the net cash proceeds from the sale (a) to prepay the Euro 600 million bank term loan borrowed to finance a portion of the original acquisition costs of our European energy operations and (b) to prepay $567 million of debt under our March 2003 credit facilities ($360 million, which had been temporarily placed in an escrow account, and an additional $207 million from the remaining net proceeds).

As additional contingent consideration for the sale, we are also entitled to receive from the purchaser 90% of any cash payments in excess of $149 million (Euro 110 million) paid by NEA B.V. (NEA) after February 2003, to Reliant Energy Power Generation Benelux B.V. (REPGB), the operating subsidiary of RE BV. REPGB has an equity investment in NEA, the former coordinating body for the Dutch electricity sector. NEA is in the process of liquidating various stranded cost contract liabilities incurred by it during the period prior to the liberalization of the Dutch energy market. In August 2004, we received from the buyer a payment of $8 million (Euro 6.5 million), including interest, with respect to a NEA dividend. We recorded the $8 million of proceeds during the third quarter of 2004 in discontinued operations. Due to the uncertainty of the timing and collection of additional proceeds, we will record additional proceeds, if any, upon receipt.

Accounting Treatment of Sale Transaction. In connection with the sale, we recognized a loss on disposition of $310 million during 2003. We will recognize contingent payments, if any (as discussed above), in earnings upon receipt. During the first quarter of 2003, we began to report the results of our European energy operations as discontinued operations and reclassified amounts from prior periods. For information regarding goodwill impairments of our European energy segment recognized in the first and fourth quarters of 2002 of $234 million and $482 million, respectively, see note 5.

In September 2004, we sold our hydropower plants. In connection with this sale, we recognized a capital gain for federal income tax purposes. Thus, the sale of the hydropower plants, partially offset by a loss related to the transfer of our Liberty operations, resulted in a tax benefit realized during 2004 in discontinued operations of approximately $77 million due to the utilization of previously reserved capital losses from the sale of our European energy operations. We do not currently anticipate that there will be additional significant Dutch or United States income tax benefits realized by us as a result of our loss on the disposition of our European energy business.

Revenues and pre-tax income (loss) related to our European energy discontinued operations were as follows:

	Year Ended December 31,
	2004	2003		2002
	(in millions)
Revenues	$—	$658		$632
Income (loss) before income tax expense/benefit	9	(253	)(1)	(380)

(1)	Included in this amount is a $310 million pre-tax loss related to our loss on disposition.

(20)	Discontinued Operations — Sale of Our Desert Basin Plant Operations

On July 9, 2003, we entered into an agreement to sell our 588 MW Desert Basin plant, located in Casa Grande, Arizona, to Salt River Project Agricultural Improvement and Power District of Phoenix for $289 million. The sale closed in October 2003. Desert Basin, a combined-cycle facility that we developed, started commercial operation in 2001 and provided all of its power to Salt River Project Agricultural Improvement and Power District of Phoenix under a 10-year power purchase agreement, which terminated in connection with the sale. The Desert Basin plant was the only operation of Reliant Energy Desert Basin, LLC, a subsidiary of Reliant Energy. We used the net proceeds from the sale of $285 million to prepay indebtedness under our March 2003 credit facilities.

During the third quarter of 2003, we began to report the results of our Desert Basin plant operations as discontinued operations and reclassified amounts from prior periods. We recognized a loss on the disposition of our Desert Basin plant operations during 2003. The loss on disposition of $84 million ($75 million after-tax), consisted of a loss of $21 million ($12 million after-tax) on the tangible assets and liabilities associated with our actual investment in the Desert Basin plant operations and a loss of $63 million (pre-tax and after-tax) relating to the allocated goodwill of our wholesale energy reporting unit. We did not allocate any goodwill to our Desert Basin plant operations prior to July 2003.

Revenues and pre-tax (loss) income related to our Desert Basin plant discontinued operations were as follows:

	Year Ended December 31,
	2003		2002
	(in millions)
Revenues	$49		$62
(Loss) income before income tax expense/benefit	(57	)(1)	39

(1)	Included in this amount is an $84 million pre-tax loss related to our loss on disposition.

(21)	Discontinued Operations — Sale of Our Hydropower Plants

General. In September 2004, we sold our equity interests in subsidiaries of Orion Power Holdings owning 71 operating hydropower plants and a fossil-fueled, combined-cycle generation plant with a total aggregate net generating capacity of 770 MW located in upstate New York. The purchaser is an indirect subsidiary of Brascan Corporation, a Canadian asset management company. The hydropower plants were a part of our wholesale energy segment. The purchase price, prior to closing adjustments for changes in certain intercompany accounts, interest and taxes, was $900 million in cash. The adjusted purchase price paid to us at closing was $870 million. After transaction costs, estimated purchase price adjustments, estimated taxes, accrued interest and interest rate swap termination, our estimated net proceeds were $804 million.

Use of Proceeds. Under the terms of certain credit agreements, we were required to apply all net cash proceeds from the sale to pay off indebtedness (including swap obligations) (a) first, under the Orion New York credit facility, and (b) then under the Orion MidWest credit facility. The Orion New York credit facility, including swap obligations, was repaid in its entirety and terminated. The Orion MidWest credit facility was partially repaid ($457 million) with a portion of the net cash proceeds. See note 8.

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

In addition, we have reported as discontinued operations $482 million of outstanding debt under the Orion MidWest credit facility as of December 31, 2003, as well as the associated interest expense for 2004, 2003 and 2002, based on the receipt of estimated net proceeds from the sale. In connection with the debt reported as discontinued operations under the Orion MidWest credit facility, we have reported the associated interest expense on the interest rate swaps and deferred financing costs as discontinued operations.

Accounting Treatment of Sale Transaction. We recorded an after-tax gain on the closing of the sale of approximately $107 million, which includes the effects of allocated goodwill of $42 million associated with our wholesale energy reporting unit. This estimated gain is subject to changes due to the final determination of state taxes to be paid. In addition, this transaction results in tax benefits to be realized in discontinued operations of approximately $101 million due to the utilization of previously reserved capital losses from the sale of our European energy operations of $77 million and the utilization of the loss on the transfer of our Liberty operations of $24 million. See notes 19 and 22.

Assets and liabilities related to our hydropower plants discontinued operations were as follows as of December 31, 2003 (in millions):

Current Assets:
Restricted cash	$17
Accounts receivable, net	31
Other current assets	18

Total current assets	66

Property, Plant and Equipment, net	536
Other Assets:
Other intangibles, net	69
Other	13

Total long-term assets	618

Total Assets	$684

Current Liabilities:
Current portion of long-term debt and short-term borrowings	$39
Accounts payable, principally trade	7
Derivative liabilities	9
Other current liabilities	6

Total current liabilities	61

Other Liabilities:
Derivative liabilities	8
Other liabilities	78

Total other liabilities	86
Long-term Debt	795	(1)

Total long-term liabilities	881

Total Liabilities	$942

Accumulated other comprehensive loss	$(10)

(1)	This amount includes $19 million related to adjustment to fair value of interest rate swaps. See note 8(e).

Revenues and pre-tax income (loss) related to our hydropower plants discontinued operations were as follows:

	Year Ended December 31,
	2004		2003	2002
	(in millions)
Revenues	$95		$118	$89
Income (loss) before income taxes	187	(1)(2)	(7)	(3)

(1)	Included in this amount is a $208 million pre-tax gain related to the disposition.

(2)	Included in this amount is a $6 million loss related to the reclassification of other comprehensive loss from equity to the statement of operations related to our Orion New York interest rate swaps as it became probable during that period that the related forecasted transactions would not occur.

(22)	Discontinued Operations — Transfer of Our Liberty Operations to its Lenders

In December 2004, we transferred our ownership interests in Liberty, including its non-recourse debt, to Liberty’s lenders. Liberty, which had been in default under its credit agreement, owns a 530 MW combined-cycle, natural gas-fired power generation facility. The terms of the transfer did not require us to make any payments to Liberty’s lenders.

In the fourth quarter of 2004, we recorded a pre-tax non-cash loss of $70 million reflecting the impairment of our net book value in Liberty. This loss is offset against the gain on the sale of our hydropower plants for income tax purposes. See note 21. We have reclassified the historical results of operations of our Liberty operations to discontinued operations.

Assets and liabilities related to our Liberty discontinued operations were as follows as of December 31, 2003 (in millions):

Current Assets:
Restricted cash	$6
Accounts receivable, net	3
Other current assets	11

Total current assets	20

Property, Plant and Equipment, net	348
Other Assets:
Other intangibles, net	30
Other	12

Total long-term assets	390

Total Assets	$410

Current Liabilities:
Current portion of long-term debt and short-term borrowings	$262
Accounts payable, principally trade	1
Other current liabilities	6

Total current liabilities	269

Other Liabilities:
Other liabilities	56

Total long-term liabilities	56

Total Liabilities	$325

Revenues and pre-tax (loss) income related to our Liberty discontinued operations were as follows:

	Year Ended December 31,
	2004		2003	2002
	(in millions)
Revenues	$86		$37	$29
(Loss) income before income taxes	(98	)(1)	(24)	1

(1)	Included in this amount is a $70 million pre-tax loss related to the transfer to Liberty’s lenders.

(23)	Subsequent Event — Sale of Two Hydroelectric Generating Plants at REMA

In January 2005, we signed an agreement to sell our remaining two hydroelectric generating plants with a generating capacity of 48 MW to an indirect subsidiary of Brascan Corporation for $42 million, subject to certain closing adjustments. The transaction is contingent on regulatory approvals and is expected to close in the second quarter of 2005. We expect to record a pre-tax gain of approximately $13 million, excluding the effects of any goodwill to possibly be allocated, when the sale closes.

*     *     *

RELIANT ENERGY, INC. AND SUBSIDIARIES

SCHEDULE II – RESERVES

For the Three Years Ended December 31, 2004

(Thousands of Dollars)

Column A	Column B	Column C			Column D	Column E
	Balance at Beginning of Period	Additions			Deductions from Reserves(2)	Balance at End of Period
Description		Charged to Income	Charged to Other Accounts (1)
For the Year Ended December 31, 2004:
Accumulated provisions:
Allowance for doubtful accounts	$47,136	$45,708	$—		$(50,255)	$42,589
Reserves deducted from derivative assets	14,217	52,110	—		—	66,327
Reserves for accrue-in-advance major maintenance	9,647	—	9,647	(3)	—	—
Reserves for severance	4,592	30,618	—		(33,885)	1,325
For the Year Ended December 31, 2003:
Accumulated provisions:
Allowance for doubtful accounts	62,372	57,380	—		(72,616)	47,136
Reserves deducted from derivative assets	45,474	(31,257)	—		—	14,217
Reserves for accrue-in-advance major maintenance	6,735	2,912	—		—	9,647
Reserves for severance	5,979	31,377	—		(32,764)	4,592
For the Year Ended December 31, 2002:
Accumulated provisions:
Allowance for doubtful accounts	22,046	82,754	—		(42,428)	62,372
Reserves deducted from trading and derivative assets	93,849	(34,938)	—		(13,437)	45,474
Reserves for accrue-in-advance major maintenance	4,679	2,056	—		—	6,735
Reserves for severance	3,160	26,427	—		(23,608)	5,979

(1)	Charged to other accounts represents obligations acquired through business acquisitions and transfers of reserves to other accounts.

(2)	Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the allowance for doubtful accounts, such deductions are net of recoveries of amounts previously written off.

(3)	See note 2(s) to our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Reliant Energy, Inc., Sole Member of Reliant Energy Retail Holdings, LLC Houston, Texas

We have audited the accompanying consolidated balance sheets of Reliant Energy Retail Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, shareholder’s (deficit) equity and comprehensive income for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reliant Energy Retail Holdings, LLC and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company changed its accounting for energy trading contracts and its presentation of revenues and costs of sales associated with non-trading commodity derivative activities in 2003 and its method of presenting trading activities from a gross to a net basis in 2002.

DELOITTE & TOUCHE LLP

Houston, Texas

March 14, 2005

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Electricity sales and service revenues	$5,820,647	$5,105,240	$3,056,057
Trading margins	—	—	157,940

Total	5,820,647	5,105,240	3,213,997

Expenses:
Purchased power	4,791,739	3,890,999	2,073,144
Operation and maintenance	205,387	245,629	201,972
Operation and maintenance – affiliates	20,015	6,626	1,384
Selling and marketing	78,645	91,474	78,490
Selling and marketing – affiliates	3,096	6,299	2,273
Bad debt expense	48,428	65,184	72,539
Other general and administrative	11,206	19,329	26,884
Other general and administrative – affiliates	75,280	80,237	61,369
Loss on sales of receivables	33,741	37,613	10,347
Accrual for payment to CenterPoint Energy, Inc.	1,600	46,700	128,300
Depreciation	43,174	35,102	25,497
Amortization	720	809	564

Total	5,313,031	4,526,001	2,682,763

Operating Income	507,616	579,239	531,234

Other Income (Expense):
Other, net	309	103	42
Interest expense	(10,070)	(6,009)	(3,539)
Interest income	12,298	12,555	4,600
Interest income – affiliated companies, net	83,040	17,869	896

Total other income	85,577	24,518	1,999

Income Before Income Taxes	593,193	603,757	533,233
Income tax expense	221,279	231,556	205,125

Income Before Cumulative Effect of Accounting Change	371,914	372,201	328,128
Cumulative effect of accounting change, net of tax	—	5,832	—

Net Income	$371,914	$378,033	$328,108

See Notes to the Consolidated Financial Statements

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$7,962	$9,856
Accounts and notes receivable, principally customer, net	663,079	91,088
Notes receivable related to receivables facility	—	393,822
Derivative assets	1,526	45,432
Derivative assets – affiliated company, net	315	13,067
Margin deposits on energy trading and hedging activities	16,950	12,250
Accumulated deferred income taxes	19,491	71,101
Prepayments and other current assets	76,134	50,647

Total current assets	785,457	687,263

Property, Plant and Equipment, net	142,073	181,994

Other Assets:
Goodwill, net	31,631	31,631
Other intangibles, net	1,907	3,144
Investment in unconsolidated subsidiary	—	15,838
Derivative assets	87,402	5,507
Derivative assets – affiliated company, net	—	315
Notes receivable – affiliated company	1,280,445	724,091
Other	1,278	2,079

Total other assets	1,402,663	782,605

Total Assets	$2,330,193	$1,651,862

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$227,000	$3,837
Accounts payable, principally trade	209,777	174,244
Accounts payable – affiliated companies	94,918	17,717
Derivative liabilities	5,383	11,478
Retail customer deposits	62,287	57,169
State income taxes payable	15,880	41,058
Other taxes payable	36,794	32,314
Accrual for payment to CenterPoint Energy, Inc.	—	175,000
Accrual for transmission and distribution charges.	57,561	52,983
Other	15,581	38,099

Total current liabilities	725,181	603,899

Other Liabilities:
Accumulated deferred income taxes	50,770	31,503
Derivative liabilities	39,520	251
Other	11,014	5,627

Total other liabilities	101,304	37,381

Commitments and Contingencies Shareholder’s Equity:
Other shareholder’s equity	1,503,710	1,001,346
Accumulated other comprehensive (loss) income	(2)	9,236

Shareholder’s equity	1,503,708	1,010,582

Total Liabilities and Shareholder’s Equity	$2,330,193	$1,651,862

See Notes to the Consolidated Financial Statements

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$371,914	$378,033	$328,108
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(5,832)	—
Depreciation and amortization	43,894	35,911	26,061
Deferred income taxes	80,723	(49,295)	(43,331)
Net unrealized gains on trading energy activities	—	—	5,297
Net unrealized (gains) losses on non-trading energy derivatives	(20,335)	45,675	—
Accrual for payment to CenterPoint Energy, Inc.	1,600	46,700	128,300
Federal income tax contributions from Reliant Energy, Inc.	130,450	242,678	75,529
Other, net	—	4,077	—
Changes in other assets and liabilities:
Accounts and notes receivable and unbilled revenue, net	(44,331)	(28,147)	(545,149)
Receivable facility proceeds, net	232,000	23,000	95,000
Accounts receivable/payable – affiliated companies, net	77,201	67,812	(67,788)
Margin deposits on energy trading and hedging activities, net	(4,700)	(12,250)	—
Net non-trading derivative assets and liabilities	13,576	63,480	—
Other current assets	(29,561)	(17,232)	(31,781)
Other assets	1,364	907	(1,943)
Accounts payable	35,533	27,553	125,220
Retail customer deposits	5,118	5,419	51,743
Income taxes payable	(25,178)	10,737	33,354
Other taxes payable	4,480	1,201	30,216
Payment to CenterPoint Energy, Inc.	(176,600)	—	—
Accrual for transmission and distribution charges	4,578	(8,623)	61,606
Other current liabilities	(22,518)	15,393	(22,499)
Other liabilities	5,344	(2,125)	(4,801)

Net cash provided by operating activities	684,552	845,072	243,142

Cash Flows from Investing Activities:
Capital expenditures	(5,371)	(34,136)	(56,428)
Other, net	—	—	607

Net cash used in investing activities	(5,371)	(34,136)	(55,821)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	13,537
Payments of long-term debt	(1,721)	(4,981)	(4,719)
Decrease in short-term borrowings, net	(123,000)	—	—
Changes in notes with Reliant Energy, Inc., net	(556,354)	(1,182,918)	180,960
Contributions from Reliant Energy, Inc.	—	—	1,980

Net cash (used in) provided by financing activities	(681,075)	(1,187,899)	191,758

Net Change in Cash and Cash Equivalents	(1,894)	(376,963)	379,079
Cash and Cash Equivalents at Beginning of Period	9,856	386,819	7,740

Cash and Cash Equivalents at End of Period	$7,962	$9,856	$386,819

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid	$9,853	$5,615	$803
Income taxes paid (net of income tax refunds received)	35,282	21,898	138,537
Non-cash Disclosure:
Contributions from Reliant Energy, Inc.	130,450	286,244	76,160

See Notes to the Consolidated Financial Statements

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S (DEFICIT) EQUITY

AND COMPREHENSIVE INCOME

(Thousands of Dollars)

	Other Shareholder’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s (Deficit) Equity	Comprehensive Income
Balance at December 31, 2001	$(69,179)	$—	$(69,179)
Net income	328,108		328,108	$328,108
Contributions from shareholder	78,140		78,140

Comprehensive income				$328,108

Balance at December 31, 2002	337,069	—	337,069
Net income	378,033		378,033	$378,033
Contributions from shareholder	286,244		286,244
Other comprehensive income (loss):
Deferred gain from cash flow hedges, net of tax of $18,546		30,018	30,018	30,018
Reclassification of net deferred gain from cash flow hedges into net income, net of tax of $12,775		(20,782)	(20,782)	(20,782)

Comprehensive income				$387,269

Balance at December 31, 2003	1,001,346	9,236	1,010,582
Net income	371,914		371,914	$371,914
Contributions from shareholder	130,450		130,450
Other comprehensive income (loss):
Deferred gain from cash flow hedges, net of tax of $4,524		7,616	7,616	7,616
Reclassification of net deferred gain from cash flow hedges into net income, net of tax of $10,297		(16,854)	(16,854)	(16,854)

Comprehensive income				$362,676

Balance at December 31, 2004	$1,503,710	$(2)	$1,503,708

See Notes to the Consolidated Financial Statements

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

Reliant Energy Retail Holdings, LLC (Retail Holdings), a wholly-owned subsidiary of Reliant Energy, Inc. (Reliant Energy), was formed in September 2000 in Delaware. Reliant Energy is the sole member and holds all 1,000 shares of Retail Holdings. Retail Holdings and its subsidiaries are collectively referred to herein as “RERH.” Prior to September 30, 2002, the majority of Reliant Energy’s common stock was owned by CenterPoint Energy, Inc. (CenterPoint), a regulated energy services and delivery company. CenterPoint served the electricity customers in Houston, Texas until January 1, 2002, when the electricity market opened to retail competition. On September 30, 2002, CenterPoint distributed all of the 240 million shares of Reliant Energy’s common stock it owned to its common shareholders (Distribution).

RERH provides electricity products and related services to end-use customers ranging from residential and small business customers to large commercial, industrial and governmental/institutional customers. In 2003, RERH began providing retail energy products and services to commercial, industrial and governmental/institutional customers in New Jersey and Maryland. In 2004, RERH began marketing retail energy to this same class of customers in other areas of the wholesale and retail electric market operated by PJM Interconnection, LLC (PJM), primarily in the District of Columbia and Pennsylvania.

As of December 31, 2004, certain of RERH’s wholly-owned subsidiaries include:

Subsidiary	Formation Date
Reliant Energy Retail Services, LLC (Retail Services)	September 2000
Reliant Energy Solutions, LLC (Solutions)	April 1996
Reliant Energy Electric Solutions, LLC (Electric Solutions)	January 2002
StarEn Power, LLC (StarEn Power)	November 2000
Reliant Energy Solutions East, LLC (Solutions East)	February 2002
Reliant Energy Renewables, Inc. (Renewables)	April 2000
RE Retail Receivables, LLC	July 2002

In January 2003, RERH purchased all the outstanding common stock in Renewables from Reliant Energy Power Generation, Inc., an affiliated company and a subsidiary of Reliant Energy for $27,000 and assumed all notes payable to affiliated companies. The purchase price was based on Renewables’ book value. The acquisition was treated as a reorganization of entities under common control. Effective September 28, 2004, RERH consolidated RE Retail Receivables, LLC (see notes 2(c) and 6). Effective January 1, 2005, Solutions was merged into Retail Services. Effective January 1, 2005, RERH transferred its interest in Electric Solutions to Reliant Energy (see note 12).

Basis of Presentation

The consolidated statements of operations include all revenues and costs directly attributable to RERH, including costs for facilities and costs for functions and services performed by Reliant Energy or its other subsidiaries and directly charged to RERH based on usage or other allocation factors. Such allocations in the consolidated financial statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations may not necessarily be indicative of the costs and expenses that would have resulted if it had operated as an independent entity. Additionally, costs to manage RERH’s supply might be greater if incurred on a stand-alone basis.

(2)	Summary of Significant Accounting Policies

(a)	Reclassifications.

Some amounts from the previous years have been reclassified to conform to the 2004 presentation of financial statements. These reclassifications do not affect earnings.

(b)	Use of Estimates and Market Risk and Uncertainties.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. RERH’s critical accounting estimates include: (a) derivative assets and liabilities, (b) estimated revenues and energy supply costs, (c) loss contingencies and (d) deferred tax assets, valuation allowances and tax liabilities.

RERH is subject to the risk associated with price movements of energy commodities and the credit risk associated with its commercial activities. For additional information regarding these risks, see notes 2(d) and 5. RERH is subject to risks relating to the reliability of the systems, procedures and other infrastructure necessary to operate its business. RERH is also subject to risks relating to changes in laws and regulations; governmental proceedings and investigations; the effects of competition; changes in market liquidity; the availability of adequate supplies of energy supply; weather conditions; seasonality; the creditworthiness or financial distress of counterparties; actions by rating agencies with respect to Reliant Energy or RERH’s competitors; political, legal, regulatory and economic conditions and developments; the successful operation of deregulating power markets and other items.

(c)	Principles of Consolidation.

RERH’s accounts and those of its wholly-owned and majority-owned subsidiaries are included in the consolidated financial statements. All significant intercompany transactions and balances are eliminated in consolidation.

RERH did not consolidate until September 28, 2004, RE Retail Receivables, LLC, which was previously a qualified special purpose entity (QSPE) formed as a bankruptcy remote subsidiary in 2002. RE Retail Receivables, LLC entered into a receivables facility arrangement with financial institutions that purchase undivided interests in its accounts receivable from certain customers (see note 6).

(d)	Revenues and Accounting for Hedging and Trading Activities.

Revenue Recognition

Electric Revenues. RERH records gross revenues for energy sales and services to retail electric customers that have not executed a contract under the accrual method and these revenues generally are recognized upon delivery. RERH’s electricity sales to large commercial, industrial and governmental/institutional customers under contracts executed after October 25, 2002 are typically accounted for under the accrual method and these gross revenues are generally recognized upon delivery. Energy sales and services to retail electric customers that are accounted for under the accrual method and not billed by period-end are accrued based upon estimated energy and services delivered. RERH’s electricity sales to large commercial, industrial and governmental/institutional customers under contracts executed before October 25, 2002 were accounted for under the mark-to-market method of accounting upon contract execution.

Changes in Estimates for Electric Sales and Costs. RERH’s revenues and the related energy supply costs are based on its estimates of customer usage and initial usage information provided by the Electric Reliability Council of Texas (ERCOT) Independent System Operator (ISO) and the electric distribution companies in PJM. RERH revises these estimates of revenues and the related energy supply costs and records any resulting changes in the period when better information becomes available (collectively referred to as “market usage adjustments”).

As of December 31, 2004 and 2003, RERH recorded unbilled revenues of $328 million and $290 million, respectively, for retail energy sales. During 2004, 2003 and 2002, RERH recognized in gross margin (revenues less purchased power) $17 million of expense, $28 million of income and $3 million of expense, respectively, related to market usage adjustments.

The ERCOT ISO continues to experience problems processing volume data. During 2004, there were negative trends from ERCOT ISO final settlement data related to “unaccounted for energy” and supply costs compared to estimates that RERH has recorded. As of December 31, 2004, the ERCOT ISO has issued true-up settlements through May 2004. As of December 31, 2004, the ERCOT ISO’s settlement calculations indicate that RERH’s customers utilized greater volumes of electricity by approximately 293,000 megawatt hours (MWh) for 2003 and 73,000 MWh for January through May 2004. As of December 31, 2004, RERH has a net payable of approximately $1 million recorded for final settlement with ERCOT. This consists of an $18 million receivable related to 2003 and a $19 million payable related to 2004.

RERH believes that the estimates and assumptions utilized to recognize revenues and the related supply costs are reasonable and represent its best estimates. However, actual results can differ from those estimates.

Hedging Activities

Hedging Activities. If certain conditions are met, RERH may designate a derivative instrument as hedging the exposure to variability in expected future cash flows (cash flow hedge). A derivative is recognized at fair value in the balance sheet whether or not it is designated as a hedge, except for derivative contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business that are designated as “normal purchases and sales exceptions” pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), which are not reflected in the consolidated balance sheet. For a derivative not designated as a hedge, changes in fair value prior to settlement are recorded as unrealized gains or losses in the results of operations.

Derivatives utilized in non-trading activities and designated as cash flow hedges must have a high correlation between price movements in the derivative and the item designated as being hedged. The gains and losses related to derivatives designated as cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are effective as hedges, and then are recognized in the results of operations in the same period as the settlement of the underlying hedged transactions. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive income (loss) is reclassified and included in the consolidated statements of operations (a) prior to October 1, 2003, under the captions (i) purchased power, in the case of hedging activities related to physical power purchases and (ii) revenues, in the case of hedging activities related to physical power sales transactions and (b) effective October 1, 2003, under the caption purchased power, in the case of hedging activities related to physical power purchases that do physically flow. For all periods presented, financial hedge transactions are included in the same caption as the item being hedged.

If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and changes in fair value are recognized currently in the results of operations. If it becomes probable that a forecasted transaction will not occur, RERH immediately recognizes the related deferred gains or losses in its results of operations. The associated hedging instrument is then marked to market through the results of operations for the remainder of the contract term unless a new hedging relationship is redesignated.

Adoption of EITF No. 03-11. Prior to October 1, 2003, revenues and purchased power related to sale and purchase contracts designated as hedges were generally recorded on a gross basis in the delivery period. In July 2003, the Emerging Issues Task Force (EITF) issued EITF No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not “Held for Trading Purposes” As Defined in EITF Issue No. 02-03” (EITF No. 03-11), which stated that realized gains and losses on derivative contracts not “held for trading purposes” should be reported either on a net or gross basis based on the relevant facts and circumstances. As discussed above, on October 1, 2003, RERH began reporting prospectively the settlement of sales and purchases of purchased power related to its non-trading commodity derivative activities that were not physically delivered on a net basis in the consolidated statement of operations based on the item hedged. This change resulted in decreased revenues and a corresponding decrease in purchased power of $83 million and $3 million for 2004 and the fourth quarter of 2003, respectively. EITF No. 03-11 has no impact on margins or net income. Comparative financial statements for prior periods have not been reclassified to conform to this presentation, as it is not required. In addition, it is not practicable for us to disclose sales and purchased power in 2002 and the nine months ended September 30, 2003 that would have been shown net if EITF No. 03-11 had been applied to the results of operations historically.

For additional discussion of derivative and hedging activities, see note 5.

Historical Trading Activities

EITF No. 02-03. In 2002, the EITF reached a consensus in EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” (EITF No. 02-03) rescinding EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” (EITF No. 98-10) and that all mark-to-market gains and losses on energy trading contracts should be shown net in the statement of operations whether or not settled physically. Beginning in the quarter ended September 30, 2002, RERH reports all energy trading activities on a net basis in the consolidated statements of operations. Prior periods were reclassified to conform to this presentation.

Furthermore, all contracts that would have been accounted for under EITF No. 98-10, and that are not derivatives, may no longer be marked to market through earnings, effective October 25, 2002. This transition was effective for RERH (a) on January 1, 2003 for contracts executed prior to October 25, 2002 and (b) on October 25, 2002 for contracts executed on or after that date. RERH recorded a cumulative effect of a change in accounting principle of $6 million gain, net of tax of $4 million, effective January 1, 2003, related to EITF No. 02-03. The cumulative effect reflects the fair value, as of January 1, 2003, of contracts executed prior to October 25, 2002 that had been marked to market under EITF No. 98-10 that did not meet the definition of a derivative.

Prior to 2003, RERH’s electricity sales to large commercial, industrial and governmental/institutional customers under executed contracts (and the related energy supply contracts) for contracts executed prior to October 25, 2002 were accounted for under the mark-to-market method of accounting pursuant to EITF No. 98-10. Accordingly, these contractual commitments were recorded at fair value in revenues on a net basis upon contract execution. Beginning in January 2003, RERH began applying the “normal purchases and sales exceptions” pursuant to SFAS No. 133 to a substantial portion of its large commercial, industrial and governmental/institutional sales contracts and the related energy supply agreements and began utilizing accrual accounting. The related revenues and energy supply costs are recorded on a gross basis in the results of operations. The results of operations related to electricity sales to large commercial, industrial and governmental/institutional customers for contracts executed prior to October 25, 2002 are not comparable between 2004 and 2003 and 2002 because of this change. During 2002, RERH recognized $6 million of unrealized net losses related to electricity sales to large commercial, industrial and governmental/institutional customers and the related energy supply contracts. During 2004 and 2003, volumes were delivered under electricity sales contracts to large commercial, industrial and governmental/institutional customers and the related energy supply contracts for which $14 million and $63 million, respectively, were previously recognized as unrealized earnings in periods prior to 2003. As of December 31, 2004, RERH has unrealized gains that have been previously recorded in the results of operations of $220,000 that will be realized upon delivery of the electricity in 2005. These unrealized gains are recorded in derivative assets/liabilities as of December 31, 2004.

Gains at Inception on Trading Contracts. During 2002, RERH recorded $43 million of fair value at the contract inception related to trading activities, including electricity sales to large commercial, industrial and governmental/ institutional customers and the related energy supply contracts as discussed above. Inception gains recorded were evidenced by quoted market prices and other current market transactions for energy trading contracts with similar terms and counterparties.

Other

Set-off of Derivative Assets and Liabilities. Where derivative instruments are subject to a master netting agreement and the accounting criteria to net are met, RERH presents its derivative assets and liabilities on a net basis. Derivative assets/liabilities and accounts receivable/payable are presented separately in the consolidated balance sheets. The derivative assets/liabilities and accounts receivable/payable are set-off separately in the consolidated balance sheets although in most cases contracts permit the set-off of derivative assets/liabilities and accounts receivable/payable with a given counterparty.

(e)	Other General and Administrative Expenses.

Other general and administrative expenses in the consolidated statements of operations include (a) corporate and administrative services (including management services, financial and accounting, cash management and treasury support, legal, information technology system support, communications, office management and human resources); (b) regulatory costs and (c) certain benefit costs. Some of these expenses are allocated from affiliates; see further discussion in note 3.

(f)	Restructuring Costs.

During 2004, 2003 and 2002, RERH incurred $8 million, $3 million and $4 million, respectively, in severance costs, which are included in operation and maintenance, selling and marketing and other general and administrative expenses. The majority of the severance costs have been paid and $1 million is accrued in the consolidated balance sheet as of December 31, 2004. See note 2(g) for a discussion of write-downs of property, plant and equipment.

(g)	Property, Plant and Equipment and Depreciation Expense.

RERH records property, plant and equipment at historical cost. Depreciation is computed using the straight-line method based on estimated useful lives. Property, plant and equipment include the following:

	Estimated Useful Lives (Years)	December 31,
		2004	2003
		(in millions)
Information technology	3 –10	$190	$170
Generation facilities	20	31	25
Machinery, telecommunications and other	5	—	13
Furniture and leasehold improvements	3 – 7	14	14
Assets under construction		3	28

Total		238	250
Accumulated depreciation		(96)	(68)

Property, plant and equipment, net		$142	$182

RERH periodically evaluates property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. A resulting impairment loss is highly dependent on the underlying assumptions. During 2004, RERH recorded in depreciation expense $3 million related to write-downs of various assets.

Information technology assets include hardware, software, consultant time, in-house labor and capitalized interest used to design and implement various systems, including the customer billing and energy supply systems.

(h)	Goodwill and Amortization Expense.

RERH records goodwill for the excess of the purchase price over the fair value assigned to the net assets of an acquisition. RERH does not amortize goodwill. Amortization expense for other intangibles was $1 million for 2004, 2003 and 2002, respectively. See note 4.

RERH periodically evaluates goodwill and other intangibles when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For further discussion of goodwill impairment analyses, see note 4.

(i)	Stock-based Compensation Plans.

RERH applies the intrinsic value method of accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R). This statement eliminates the ability to account for employee share-based compensation transactions using APB No. 25 and generally requires that such transactions be accounted for using a fair value based method. SFAS No. 123R is effective for RERH for all awards granted, modified, repurchased or cancelled beginning July 1, 2005. RERH will apply this statement using a modified version of prospective application. Under this transition method, compensation cost is recognized on or after the effective date for the unvested portion of outstanding awards granted prior to the effective date, based on the grant-date fair value of those awards used in the following pro forma disclosures. RERH is currently assessing the impact that the adoption of this statement will have on its consolidated financial statements.

If employee stock-based compensation costs had been expensed based on the fair value (determined using the Black-Scholes model) method of accounting applied to all stock-based awards, RERH’s net income would have approximated the following pro forma results:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Net income, as reported	$372	$378	$328
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3	1	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(7)	(7)

Pro forma net income	$371	$372	$322

For further information regarding RERH’s stock-based compensation plans, see note 7(a).

(j)	Capitalization of Interest Expense.

Interest expense is capitalized as a component of major projects under construction and is amortized over the estimated useful lives of the assets. During 2004, 2003 and 2002, RERH capitalized interest of $0, $1 million and $2 million, respectively.

(k)	Income Taxes.

RERH uses the asset and liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. For additional information regarding income taxes, see note 8.

Prior to October 1, 2002, as a wholly-owned subsidiary of Reliant Energy, RERH was included in the consolidated income tax returns of CenterPoint and calculated its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint. As of October 1, 2002, RERH is included in the consolidated income tax returns of Reliant Energy and calculates its income tax provision on a separate return basis, whereby Reliant Energy pays all federal income taxes on RERH’s behalf and is entitled to any related tax savings. The difference between RERH’s current federal income tax expense or benefit, as calculated on a separate return basis, and related amounts paid or received to/from Reliant Energy, if any, are recorded in RERH’s financial statements as adjustments to shareholder’s equity on its consolidated balance sheets. See note 3.

(l)	Cash.

RERH records as cash and cash equivalents all highly liquid short-term investments with original maturities or remaining maturities at date of purchase of three months or less.

(m)	Allowance for Doubtful Accounts.

Accounts and notes receivable, principally from customers, in the consolidated balance sheets are net of an allowance for doubtful accounts of $37 million and $38 million as of December 31, 2004 and 2003, respectively. The net provision for doubtful accounts in the consolidated statements of operations for 2004, 2003 and 2002 was $48 million, $65 million and $73 million, respectively. RERH accrues a provision for doubtful accounts based upon estimated percentages of uncollectible revenues. RERH determines these percentages from counterparty credit ratings, historical collections, accounts receivable aging analyses and other factors. RERH reviews the provision and estimated percentages periodically and adjusts them as appropriate. RERH writes-off accounts receivable balances against the allowance for doubtful accounts when it deems the receivable to be uncollectible.

(n)	New Accounting Pronouncements.

As of February 2005, no standard setting body or authoritative body has established new accounting pronouncements or changes to existing accounting pronouncements that would have a material impact to RERH’s results of operations, financial position or cash flows, for which RERH has not already adopted and/or disclosed elsewhere in these notes.

(3)	Related Party Transactions

Accounts and Notes Payable – Affiliated Companies. Accounts and notes payable – affiliated companies relate primarily to purchased power, interest, charges for services and office space rental. The affiliate accounts payable and notes payable are generally settled on a monthly basis.

Corporate Support Services. Reliant Energy, or its subsidiaries, provides RERH various corporate support services, including accounting, finance, investor relations, tax, risk management, treasury, planning, legal, communications, governmental and regulatory affairs, human resources, information technology services and other shared services such as corporate security, facilities management, accounts payable, purchasing, payroll and office support services. The costs of services have been directly charged or allocated to RERH using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had RERH been a stand-alone entity. Amounts charged and allocated to RERH for these services were $98 million, $93 million and $65 million for 2004, 2003 and 2002, respectively. Included in these amounts are $13 million, $10 million and $8 million, for 2004, 2003 and 2002, respectively, for RERH’s share of allocated rent expense, which is included in other general and administrative expense.

Cash Management Activities. Reliant Energy manages RERH’s daily cash balances. Excess cash is advanced to Reliant Energy, which provides a cash management function, and is recorded in long-term notes receivable – affiliated company. As cash is required to fund operations, RERH’s bank accounts are funded by Reliant Energy. RERH records interest income or expense, based on whether RERH invested excess funds, or borrowed funds from Reliant Energy. The amount of net interest income is $83 million, $18 million and $1 million in 2004, 2003 and 2002, respectively.

Naming Rights to Houston Sports Complex. In 2000, Reliant Energy acquired the naming rights for a football stadium and other convention and entertainment facilities included in the stadium complex. The agreement extends through 2032. The aggregate cost of the naming rights is approximately $300 million. Starting in 2002, Reliant Energy began to pay $10 million each year, which will continue through 2032, for the annual naming, advertising and other benefits under this agreement. These costs are charged to RERH by Reliant Energy and are included in other general and administrative expense.

Payment to CenterPoint in 2004. Pursuant to the Texas electric restructuring law, Reliant Energy made a payment of $177 million to CenterPoint in November 2004 related to RERH’s residential customers. This provision of the law required a payment be made to CenterPoint unless, as of December 31, 2003, 40% or more of the electric power consumed in 2000 by each “price-to-beat” class of customer in the Houston service territory was provided by other retail electric providers. This amount was computed, pursuant to the cap set forth in the law, by multiplying $150 by the number of residential customers that RERH served on January 1, 2004 in the Houston service territory, less the number of residential customers it served in other areas of Texas on that same date. In 2002, RERH entered into an agreement with Reliant Energy in which RERH agreed to reimburse Reliant Energy for the payment. RERH recognized $128 million (pre-tax) in the third and fourth quarters of 2002, $47 million (pre-tax) in the first quarter of 2003 and $2 million (pre-tax) in the first quarter of 2004 for a total expense of $177 million. RERH recognized the total obligation over the period it recognized the related revenues. In addition, RERH reduced its long-term notes receivable – affiliated company for the related reimbursement to Reliant Energy.

Reliant Energy was not required to make a similar payment for small business customers because in March 2004 the Public Utility Commission of Texas (PUCT) found that the 40% target for small business customers was reached before the end of 2003.

Reliant Energy Services, Inc. Energy Supply Services. Prior to 2003, Reliant Energy Services, Inc. (Reliant Energy Services) primarily provided RERH with its energy supply services. During 2003, certain supply contracts were transferred from Reliant Energy Services to RERH’s subsidiary, Electric Solutions. The value of those contracts was $43 million, net of tax of $27 million. This transfer was included in contributions from shareholder in 2003. In 2003 and 2004, Electric Solutions primarily provided the energy supply services to RERH. The administrative costs for these services by Reliant Energy Services were insignificant for 2004 and were $2 million and $8 million for 2003 and 2002, respectively.

As discussed above, Reliant Energy Services enters into contracts with third parties for the purposes of supplying RERH with some of the electricity necessary to serve its retail customers. Theses supply contracts are subject to the provisions of the master commodity purchase and sale agreements, master netting arrangements and other contractual arrangements that Reliant Energy Services utilizes with third-party customers and suppliers in connection with Reliant Energy Services’ supply portfolio management activities, including those activities undertaken for RERH. Consequently, the cost associated with credit support for the supply portfolio managed by Reliant Energy Services for RERH could differ significantly from those that RERH would experience if it managed all of its electricity supply portfolio directly with third parties.

RERH reimburses Reliant Energy Services for the ultimate price of any electricity sold from Reliant Energy Services to RERH, including costs of derivative instruments, upon final delivery of that electricity. RERH does not account for the unrealized value associated with the derivative instruments executed by Reliant Energy Services with third parties because the contracts are executed by Reliant Energy Services.

The net purchases are included in purchased power expense, except for purchases related to supply for large commercial, industrial and governmental/institutional customers under contracts entered into prior to October 25, 2002, which are included in trading margins. Purchased power from Reliant Energy Services was $1.4 billion, $522 million and $2.0 billion for 2004, 2003 and 2002, respectively. Sales and purchases of electricity related to large commercial, industrial and governmental/institutional customers under contracts entered into prior to October 25, 2002, are accounted for on the mark-to-market basis (see note 2(d) for further discussion) and are presented on a net basis. Unrealized gains related to supply contracts accounted for on a mark-to-market basis totaled $142 million during 2002. During 2004 and 2003, RERH recognized $14 million and $63 million of previously unrealized losses related to supply contracts accounted for on a mark-to-market basis prior to 2003. Purchases of electricity from Reliant Energy Services included in trading margins were $541 million for 2002.

Management Services for Generation Facilities. Reliant Energy Power Generation, Inc. provides management services for the Renewables facilities. The costs for these services were insignificant for 2004 and were $1 million each for 2003 and 2002.

CenterPoint Transactions. Prior to the Distribution, CenterPoint was a related party. Transactions with CenterPoint subsequent to the Distribution are not reported as affiliated transactions. RERH pays to CenterPoint a regulated tariff rate for electric transmission service for delivering electricity to customers in the Houston area. For the nine months ended September 30, 2002, the date of the Distribution, this expense was $664 million and is included in purchased power expense.

Cash for customer deposits and the related liability of $46 million were transferred from CenterPoint to RERH, effective with the transfer of the customers on January 1, 2002.

Agreements Relating to Texas Genco. Texas Genco Holdings, Inc. and its subsidiaries (collectively “Texas Genco”) were formerly majority-owned subsidiaries of CenterPoint and own generating assets in Texas.

RERH has purchased entitlements to some of the generation capacity of electric generation assets of Texas Genco in capacity auctions conducted by Texas Genco pursuant to a master power purchase contract entered into on October 1, 2002, which was subsequently amended and extended. As of December 31, 2004, RERH had purchased entitlements to capacity of Texas Genco averaging 1,900 megawatts (MW) per month in 2005, 950 MW per month in 2006, 650 MW per month in 2007 and 600 MW per month in 2008. RERH’s anticipated capacity payments related to these capacity entitlements are $943 million.

Income Taxes. During 2004, 2003 and 2002, Reliant Energy made equity contributions to RERH for deemed distributions related to current federal income taxes of $130 million, $243 million and $76 million, respectively. See notes 2(k) and 8.

(4)	Goodwill and Intangibles

Intangibles. Other intangible assets consist of the following:

	Remaining Weighted Average Amortization Period (Years)	December 31,
		2004		2003
		Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
		(in millions)
Demand side management contracts	5	$2	$(2)	$2	$(1)
Permanent seat licenses	5	1	—	2	(1)
Air emissions regulatory allowance	—	1	—	1	—

Total		$4	$(2)	$5	$(2)

RERH recognizes specifically identifiable intangibles, which includes (a) demand side management contracts, which are contracts that allow RERH to install energy efficiency equipment for clients and share in future energy savings, (b) permanent seat licenses at Reliant Stadium (see note 3) and (c) air emissions regulatory allowances, when specific rights and contracts are acquired. RERH’s only intangible assets with indefinite lives recorded as of December 31, 2004 and 2003 are air emissions regulatory allowances as the Texas Commission of Environmental Quality has issued these in perpetuity. RERH amortizes other acquired intangibles, excluding air emissions regulatory allowances, on a straight-line basis over the lesser of their contractual or estimated useful lives.

Estimated amortization expense for the next five years is as follows (in thousands):

2005	$260
2006	206
2007	138
2008	—
2009	—

Total	$604

Goodwill. There were no changes in the carrying amount of goodwill during 2004 and 2003.

RERH has no goodwill that is deductible for United States income tax purposes.

SFAS No. 142 requires goodwill to be tested at least annually and more frequently in certain circumstances. The date of RERH’s annual impairment test was November 1 for 2004, 2003 and 2002. There have been no impairments in RERH’s goodwill for these periods.

(5)	Derivative Instruments, Including Energy Trading Activities

RERH is exposed to various market risks. These risks arise from the operation of the business. RERH routinely utilizes derivative instruments such as physical forward contracts and options to mitigate the impact of changes in electricity prices on the results of operations and cash flows.

RERH elects one of three accounting methods (cash flow hedge, mark-to-market or “normal purchases and sales exceptions”) for derivatives based on facts and circumstances. RERH also considers the administrative cost of applying a particular accounting treatment versus the benefits.

Reliant Energy has a risk control framework, to which RERH is subject, designed to monitor, measure and define appropriate transactions to hedge and manage the risk in its existing portfolio of assets and contracts and to authorize new transactions. These risks fall into three different categories: market risk, credit risk and operational risk. Key risk control activities include definition of appropriate transactions for hedging, credit review and approval, credit and performance risk measurement and monitoring, validation of transactions, portfolio valuation and daily portfolio reporting including mark-to-market valuation, value-at-risk and other risk measurement metrics. RERH seeks to monitor and control its risk exposures through a variety of separate but complementary processes and committees, which involve business unit management, senior management and Reliant Energy’s Board of Directors.

The primary types of derivatives RERH uses are described below:

•	Physical forward contracts are commitments to purchase or sell energy commodities in the future.

•	Option contracts convey the right to buy or sell an energy commodity or a financial instrument at a predetermined price or settlement of the differential between a fixed price and a variable index price or two variable index prices.

The fair values of derivative activities as of December 31, 2004 and 2003 are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

(a)	Non-Trading Derivative Activities.

During 2004, 2003 and 2002, there was no hedge ineffectiveness recorded from derivatives that are designated and qualify as cash flow hedges. In addition, no component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness for 2004, 2003 and 2002. If it becomes probable that an anticipated transaction will not occur, RERH realizes in net income (loss) the deferred gains and losses recognized in accumulated other comprehensive loss. During 2004, 2003 and 2002, there were no amounts that were excluded from the hedge ineffectiveness of gains/losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of December 31, 2004 and 2003, the maximum length of time RERH is hedging the exposure to the variability in future cash flows for forecasted transactions is one month and two years, respectively. As of December 31, 2004 and 2003, accumulated other comprehensive loss from derivative instruments, net of tax, was $0 and $9 million, respectively. As of December 31, 2004, RERH does not expect any amount of accumulated other comprehensive loss to be reclassified into its results of operations during 2005.

Retail Energy Short Positions in Natural Gas. RERH purchases substantially all of the generation capacity necessary to supply its business in Texas from third parties. To ensure an adequate power capacity supply for its retail customers, RERH enters into commitments to purchase power capacity as such capacity becomes available on economic terms in the Texas market. The amount of capacity RERH purchases is based on projections of its future retail customer delivery requirements. In most cases, RERH enters into commitments to purchase power capacity (which are often fixed price contracts) prior to determining the price and other terms of the retail sales commitments for which the capacity has been purchased. Until these retail sales commitments are determined, RERH may be exposed to changes in power capacity prices and natural gas prices (which can have a significant impact on the pricing of power capacity in the Texas market).

To minimize this exposure, Reliant Energy Services, on behalf of RERH, often sells natural gas contracts “short” in order to offset its “long” position in power capacity. As the retail sales commitments are determined, Reliant Energy Services closes out the short natural gas positions by purchasing natural gas contracts in the market or entering into offsetting transactions.

During the third quarter of 2004, RERH discontinued the use of the “normal purchase exception” and began electing mark-to-market accounting treatment for certain new power capacity commitments to partially offset Reliant Energy Services’ potential mark-to-market volatility in such short positions of natural gas. As Reliant Energy Services is not owned by RERH, this could result in mark to market volatility in RERH’s results of operations. Pre-existing capacity commitments that were designated as “normal purchases” pursuant to SFAS No. 133, however, will continue to be accounted for under the accrual method until the settlement of such commitments.

(b)	Legacy Trading Activities.

Electricity sales to large commercial, industrial and governmental/institutional customers under contracts executed before October 25, 2002 were accounted for under the mark-to-market method of accounting upon contract execution (see note 2(d)).

During 2002, RERH recognized $13 million of income for changes in the fair values of trading assets/liabilities due to changes in valuation techniques and assumptions.

(c)	Credit Risk.

Credit risk is inherent in RERH’s commercial activities and relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. In RERH’s business operations, credit is often extended to counterparties. Many of these parties have below-investment grade credit ratings. Reliant Energy has broad credit policies and parameters, to which RERH is subject. RERH seeks to enter into contracts that permit it to net receivables and payables within a given contract. RERH also enters into contracts that enable it to obtain collateral from a counterparty as well as to terminate upon the occurrence of certain events of default. The credit risk control organization establishes counterparty credit limits. Reliant Energy employs tiered levels of approval authority for counterparty credit limits, with authority increasing from the credit risk control organization through senior management. Credit risk exposure is monitored daily and the financial condition of RERH’s counterparties is reviewed periodically.

If any of RERH’s counterparties fail to perform, it might be forced to acquire alternative hedging arrangements or be required to replace the underlying commitment at then-current market prices. Despite using collateral agreements in many instances to mitigate against these credit risks, RERH is exposed to the risk that it may not be able to collect amounts owed to it. To the extent a counterparty fails to perform and any collateral RERH has secured is insufficient, it will incur additional losses.

As of December 31, 2004, one non-investment grade counterparty represented 39% ($107 million) of RERH’s total credit exposure, net of collateral. As of December 31, 2003, one investment grade counterparty represented 15% ($21 million) of RERH’s total credit exposure, net of collateral. There were no other counterparties representing greater than 10% of RERH’s total credit exposure, net of collateral.

(6)	Receivables Facility and Long-term Debt

Receivables Facility. In July 2002, RERH entered into a receivables facility arrangement with financial institutions to sell an undivided interest in accounts receivable from the business under which, on an ongoing basis, the financial institutions could invest a maximum of $350 million for their interests in these receivables. The amount of funding available under the receivables facility fluctuates based on the amount of eligible receivables available and by the performance of the receivables portfolio. Prior to September 28, 2004, these transactions were accounted for as sales of receivables and, as a result, the related receivables were excluded from the consolidated balance sheets and no debt was recorded. However, effective September 28, 2004, RERH renewed and amended the facility such that the transactions, including receivables previously sold and outstanding as of September 28, 2004, no longer qualify as sales for accounting purposes. Effective September 28, 2004, proceeds received from receivables sold under the facility are required to be treated as a financing and the debt and accounts receivable remain on the consolidated balance sheet. As a result, accounts receivable and short-term borrowings of $350 million were included in the consolidated balance sheet as of the amendment date. The borrowings under the facility bear interest at floating rates that include fees based on the facility’s level of commitment and utilization. The facility expires on September 27, 2005. RERH services the receivables and received a fee of 0.4%, 0.5% and 0.5% of cash collected during 2004, 2003 and 2002, respectively, which approximates RERH’s actual service costs.

In 2002, RERH formed a QSPE to buy certain receivables and sell undivided interests in them to financial institutions. In September 2004, the QSPE ceased to be a qualified special purpose entity and RERH began consolidating its results of operations. The special purpose entity is a separate entity and its assets will be available first and foremost to satisfy the claims of its creditors. RERH is not ultimately liable for any failure of payment of the obligors on the receivables. RERH has, however, guaranteed the performance obligations of the sellers and the servicing of the receivables under the related documents.

The following table details the outstanding receivables sold and the corresponding notes receivable from the QSPE reflected in the consolidated balance sheet as of December 31, 2003 (in millions):

Accounts receivable sold	$528
Notes receivable from QSPE	(394)
Equity contributed to QSPE	(16)

Funding outstanding	$118

The following table details the maximum amount under the receivables facility and the amount of funding outstanding as of December 31, 2003 (in millions):

Maximum amount under the receivables facility	$350
Funding outstanding	(118)

Unused and unavailable amount	$232

The following table details the servicing fee income and costs associated with the sale of receivables to the QSPE prior to September 28, 2004:

	Year Ended December 31,
	2004		2003		2002
	(in millions)
Servicing fee income	$17		$18		$8
Interest income	12		10		4
Loss on sales of receivables	(34)		(37)		(10)
Other expenses	(1)		(2)		(2)

Net	$(6	)(1)	$(11	)(1)	$— (1)

(1)	Beginning September 28, 2004, the discount on the receivables and other related interest items are reflected as interest expense in the consolidated statements of operations. RERH will not continue to recognize service fee income and interest income.

In calculating the loss on sale for the nine months ended September 30, 2004 and the years ended 2003 and 2002, an average discount rate of 7.4%, 7.5% and 5.4%, respectively, was applied to projected cash collections over a six-month period.

Long-term Debt. On January 1, 2002, RERH sold equipment subject to an operating lease. This transaction was recorded as a borrowing because RERH retained substantial risk of ownership in the leased property. The initial balance of the debt was $14 million and expired in April 2004. As of December 31, 2003, the remaining lease obligation was $4 million.

(7)	Stock-Based Incentive Compensation Plans and Retirement and Other Benefit Plans

(a)	Stock-Based Incentive Compensation Plans.

As of December 31, 2004, RERH’s eligible employees participate in four incentive plans described below.

The Reliant Energy, Inc. 2002 Long-Term Incentive Plan (2002 LTIP) permits Reliant Energy to grant awards (stock options, restricted stock, stock appreciation rights, performance awards and cash awards) to key employees, non-employee directors and other individuals who RERH expects to become key employees within the following six months. Reliant Energy also sponsors the Long-Term Incentive Plan of Reliant Energy, Inc. (2001 LTIP), which was effective January 31, 2001, and was amended to provide that no additional awards would be made under the 2001 LTIP after June 6, 2002. Upon the adoption of the 2002 LTIP, the shares remaining available for grant under the 2001 LTIP became available as authorized shares available for grant under the 2002 LTIP. Additionally, any shares forfeited under the 2001 LTIP become available for grant under the 2002 LTIP.

The Reliant Energy, Inc. 2002 Stock Plan (2002 Stock Plan) permits Reliant Energy to grant awards (stock options, restricted stock, stock appreciation rights, performance awards and cash awards) to all employees (excluding officers subject to Section 16 of the Securities Exchange Act of 1934).

Prior to May 2001, eligible employees participated in a CenterPoint Long-Term Incentive Compensation Plan and other incentive compensation plans (collectively, the CenterPoint Plans) that provided for the issuance of stock-based incentives including performance-based shares, restricted shares, stock options and stock appreciation rights, to key employees including officers. The Reliant Energy, Inc. Transition Stock Plan was adopted to govern the outstanding restricted shares and options of CenterPoint common stock held by its employees prior to the Distribution date, under the CenterPoint Plans.

In addition, in conjunction with the Distribution, Reliant Energy entered into an employee matters agreement with CenterPoint. This agreement covered the treatment of outstanding CenterPoint equity awards (including performance-based shares, restricted shares and stock options) under the CenterPoint Plans held by Reliant Energy employees and CenterPoint employees. According to the agreement, each CenterPoint equity award granted to Reliant Energy employees and CenterPoint employees prior to May 4, 2001, that was outstanding under the CenterPoint Plans as of the Distribution date, was adjusted. This adjustment resulted in each individual, who was a holder of a CenterPoint equity award, receiving an adjusted equity award of Reliant Energy common stock and CenterPoint common stock, immediately after the Distribution. The combined intrinsic value of the adjusted CenterPoint equity awards and Reliant Energy equity awards, immediately after the record date of the Distribution, was equal to the intrinsic value of the CenterPoint equity awards immediately before the record date of the Distribution.

As of December 31, 2004, eight of RERH’s key employees have performance awards granted by the Compensation Committee of Reliant Energy’s Board of Directors under a Key Employee Award Program (Key Employee Program) established under the 2002 LTIP. The Key Employee Program is intended to provide incentives to the group of key executives and other officers expected to be significant contributors to the achievement of Reliant Energy’s three-year strategic plan. Under the Key Employee Program, as of December 31, 2004, RERH’s participants have an aggregate of 14 award units ranging from a minimum of one to a maximum of five units per participant. Each unit consisted of the following targeted awards: (a) 68,000 Reliant Energy stock options, (b) 16,000 shares of performance vesting restricted stock of Reliant Energy and (c) 16,000 cash performance units (convertible into a cash amount equal to the market value of one share of Reliant Energy common stock on the date of vesting). Participants in the Key Employee Program are not eligible to receive additional 2002 LTIP grants until after December 31, 2006. Awards granted under the Key Employee Program are forfeited if the participant ceases for any reason other than a change of control to be a Reliant Energy employee before the award vests. In the event of a change of control (as defined under the 2002 LTIP), outstanding units will vest immediately at 100% of the target level, pro rata with partial years considered full years.

No awards will be vested under the Key Employee Program unless Reliant Energy meets specified qualitative and quantitative performance goals. The quantitative goals entail achieving an adjusted debt to adjusted EBITDAR ratio of no more than 3.5 as of December 31, 2006, subject to Reliant Energy’s Compensation Committee’s discretion based on market conditions and a review of other financial metrics. The qualitative goals include (a) delivering superior customer value and (b) building a great company for which to work. The amount of payout (60% to 140% of the targeted award) will depend on the level of achievement of the performance goals as determined in the discretion of Reliant Energy’s Compensation Committee of its Board of Directors and any other factors it considers relevant.

The units awarded under the Key Employee Program are being accounted for using variable plan accounting with related compensation cost recorded in the statement of operations over the three-year vesting period. During 2004, RERH recorded total compensation expense of $4 million related to the Key Employee Program awards (including $2 million related to stock options, $1 million related to shares of performance vesting restricted stock and $1 million related to cash performance units, discussed above).

Performance-based Shares and Restricted Shares. Performance-based shares and restricted shares have been granted to employees without cost to the participants. The performance-based shares generally vest three years after the grant date based upon performance objectives over a three-year cycle, except as discussed below. The restricted shares vest to the participants at various times ranging from immediate vesting to vesting at the end of a five-year period. During 2004, 2003 and 2002, RERH recorded compensation expense of $2 million (which includes the $1 million discussed above), $1 million and $1 million, respectively, related to performance-based and restricted share grants.

Prior to the Distribution, Reliant Energy employees and CenterPoint employees held outstanding performance-based shares and restricted shares of CenterPoint’s common stock under the CenterPoint Plans. On the Distribution date, each performance-based share of CenterPoint common stock outstanding under the CenterPoint Plans, for the performance cycle ending December 31, 2002, was converted to restricted shares of CenterPoint’s common stock based on a conversion ratio provided under the employee matters agreement. Immediately following this conversion, outstanding restricted shares of CenterPoint common stock were converted to restricted shares of Reliant Energy common stock, which shares were subject to their original vesting schedule under the CenterPoint Plans. The conversion was determined using the intrinsic value approach described above in this note.

The following table summarizes performance-based shares and restricted shares grant activity to employees of RERH:

	Performance- based Shares(1)	Restricted Shares
Granted during 2002	41,400	32,500
Outstanding as of December 31, 2002	46,650	44,329
Granted during 2003	—	295,713
Outstanding as of December 31, 2003(2)	58,500	332,968
Granted during 2004	358,400	228,062
Outstanding as of December 31, 2004	350,350	260,380
Weighted average grant date fair value of shares granted for 2004	$8.24	$8.20
Weighted average grant date fair value of shares granted for 2003	$—	$3.51
Weighted average grant date fair value of shares granted for 2002	$10.90	$8.85

(1)	Includes performance vesting restricted stock of the Key Employee Program based on a maximum payout of 140%.

(2)	The change in performance-based shares during 2003 is primarily due to employee transfers.

Stock Options. Under Reliant Energy’s plans, stock options generally vest over a three-year period (except for vesting of options granted under the Key Employee Program which are discussed above) and expire after ten years from the date of grant. The exercise price is equal to or greater than the market value of the applicable common stock on the grant date. During 2004, RERH recorded compensation expense of $2 million related to performance-based stock option grants under the Key Employee Program related to its employees.

As of the record date of the Distribution, CenterPoint converted all outstanding CenterPoint stock options granted prior to May 4, 2001 (totaling 664,204 stock options held by employees of RERH) to a combination of CenterPoint stock options totaling 664,204 stock options at a weighted average exercise price of $19.02 and Reliant Energy stock options totaling 523,794 stock options with a weighted average exercise price of $9.15. The conversion ratio was determined using an intrinsic value approach as described above.

The following table summarizes Reliant Energy stock options outstanding and exercisable for RERH employees:

	Performance-based(1)		Time-vested
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Granted during 2002	—	$—	1,128,100	$10.88
Outstanding as of December 31, 2002	—	$—	2,677,443	$18.78
Granted during 2003	—	$—	607,067	$3.52
Outstanding as of December 31, 2003	—	$—	3,227,228	$15.96
Granted during 2004	1,523,200	$8.24	—	$—
Outstanding as of December 31, 2004	1,332,800	$8.25	1,699,933	$16.34
Options exercisable as of December 31, 2004	—	$—	1,389,393	$18.46
Options exercisable as of December 31, 2003	—	$—	1,687,221	$18.99
Options exercisable as of December 31, 2002	—	$—	851,287	$19.72

(1)	Includes performance vesting stock option of the Key Employee Program based on a maximum payout of 140%.

As of December 31, 2004, exercise prices for Reliant Energy’s stock options outstanding and held by RERH’s employees ranged from $3.51 to $34.03.

Employee Stock Purchase Plan. In 2001, Reliant Energy established the Reliant Energy, Inc. Employee Stock Purchase Plan (ESPP) under which it is authorized to sell up to 18,000,000 shares of Reliant Energy common stock to its employees. Under the ESPP, employees may contribute up to 15% of their compensation, as defined, towards the purchase of shares of Reliant Energy common stock at a price of 85% of the lower of the market value at the beginning or end of each six-month offering period. The market value of the shares acquired in any year may not exceed $25,000 per individual. The following table details the number of shares (and price per share) issued to employees of RERH under the ESPP for 2004, 2003, 2002 and through January 2005:

	Shares	Price/ Share
January 2002	116,041	$14.07
July 2002	206,565	7.44
January 2003	215,197	2.66
July 2003	685,859	2.82
January 2004	287,425	5.27
July 2004	198,322	6.38
January 2005	83,144	9.20

Pro Forma Effect on Net Income. RERH applies the intrinsic value method contained in APB No. 25 and discloses the required pro forma effect on net income as if the fair value method of accounting for stock compensation was used. The weighted average grant date fair value for an option to purchase Reliant Energy common stock granted during 2004, 2003 and 2002 was $5.00, $3.10 and $5.09, respectively. The weighted average grant date fair value of a purchase right issued under the ESPP during 2004, 2003 and 2002 was $2.29, $1.80 and $4.51, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Reliant Energy Stock Options
	2004	2003	2002
Expected life in years	5	5	5
Risk-free interest rate	3.01%	2.75%	4.43%
Estimated volatility	72.85%	113.64%	46.99%
Expected common stock dividend	0%	0%	0%

	Reliant Energy Purchase Rights under ESPP
	2004	2003	2002
Expected life in months	6	6	6
Risk-free interest rate	1.21%	1.18%	1.89%
Estimated volatility	41.18%	110.73%	71.32%
Expected common stock dividend	0%	0%	0%

For 2004, stock option expected volatility was determined based on an equal weighting of historical volatility and implied volatility of Reliant Energy common stock. For 2003, stock option expected volatility was determined based on the historical volatility of Reliant Energy common stock. For 2002, stock option expected volatility was determined based on an average of the historical volatility of Reliant Energy common stock and a group of companies it considers similar to it. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the employee stock options and purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in RERH’s opinion, the existing models do not necessarily provide a single measure of the fair value of its employee stock options and purchase rights.

For the pro forma computation of net income as if the fair value method of accounting had been applied to all stock awards, see note 2(i).

(b)	Pension.

Prior to March 1, 2001, certain of RERH’s employees participated in CenterPoint’s noncontributory cash balance pension plan. Prior to the Distribution, pension income/expense was allocated to RERH based on the number of RERH’s employees with an accrued benefit. Assets of the retirement plan were not segregated or restricted by CenterPoint’s participating subsidiaries and accrued obligations for RERH employees are the obligation of the retirement plan. RERH’s pension income was approximately $1 million for 2002.

(c)	Savings Plan.

RERH’s employees participate in an employee savings plan of Reliant Energy that is a tax-qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and includes a cash or deferred arrangement under Section 401(k) of the Code.

Under the plan, participating employees may contribute a portion of their compensation, pre-tax or after-tax, generally up to a maximum of 16% of compensation. The savings plan matching contribution and any payroll period discretionary employer contribution will be made in cash; any discretionary annual employer contribution, as applicable, may be made in Reliant Energy common stock, cash or both.

The savings plans benefit expense was $7 million, $9 million and $4 million in 2004, 2003 and 2002, respectively.

(d)	Postretirement Benefits.

RERH does not provide subsidized postretirement benefits to its employees.

(8)	Income Taxes

RERH’s current and deferred components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Current:
Federal	$130.5	$242.7	$217.7
State	10.1	38.2	30.7

Total current	140.6	280.9	248.4

Deferred:
Federal	70.8	(41.8)	(40.9)
State	9.9	(7.5)	(2.4)

Total deferred	80.7	(49.3)	(43.3)

Income tax expense	$221.3	$231.6	$205.1

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Income before income taxes	$593.2	$603.8	$533.2
Federal statutory rate	35%	35%	35%

Income tax expense at statutory rate	207.6	211.3	186.6

Net addition (reduction) in taxes resulting from:
State income taxes, net of federal income taxes	13.0	20.0	18.4
Other, net	0.7	0.3	0.1

Total	13.7	20.3	18.5

Income tax expense	$221.3	$231.6	$205.1

Effective rate	37.3%	38.4%	38.5%

Following were RERH’s tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases:

	As of December 31,
	2004	2003
	(in millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts and credit provisions	$13.7	$14.6
Derivative liabilities, net	1.5	—
Accrual for payment to CenterPoint	—	66.9
Employee benefits	2.9	5.4
Other	1.4	—

Total current deferred tax assets	19.5	86.9

Non-current:
Employee benefits	2.4	0.6
Operating loss carryforwards	1.7	—
Other	0.4	—
Valuation allowance	(1.7)	—

Total non-current deferred tax assets	2.8	0.6

Total deferred tax assets	$22.3	$87.5

Deferred tax liabilities:
Current:
Derivative assets, net	$—	$15.8

Total current deferred tax liabilities	—	15.8

Non-current:
Depreciation and amortization	34.3	23.7
Derivative assets, net	17.8	2.4
Other	1.5	6.0

Total non-current deferred tax liabilities	53.6	32.1

Total deferred tax liabilities	$53.6	$47.9

Accumulated deferred income taxes, net	$(31.3)	$39.6

Tax Attribute Carryovers. As of December 31, 2004, RERH had approximately $38 million of state operating loss carryforwards. As of December 31, 2004, RERH had no federal operating loss or capital loss carryforwards. The state operating loss carryforwards can be carried forward to offset future income through 2009. The valuation allowance reflects $2 million net increase in 2004. The increase in 2004 resulted primarily from increased state net operating losses in jurisdictions where RERH does not expect to receive a future tax benefit.

Pursuant to the Texas electric restructuring law, Reliant Energy made a payment of $177 million to CenterPoint in November 2004 related to RERH’s residential customers. For further discussion of this payment, see note 3. Reliant Energy believes such business expenses are deductible for income tax purposes in 2004. No assurance can be given, however, that the Internal Revenue Service would not assert, or that a court would not sustain, a contrary position. For discussion of how RERH calculates it income tax provision on a separate return basis, see note 2(k).

(9)	Commitments

(a)	Lease Commitments.

The following table sets forth RERH’s obligations under non-cancelable long-term operating leases as of December 31, 2004, which primarily relate to rental agreements for building space and data processing equipment (in millions):

2005	$4
2006	4
2007	3
2008	2
2009	2
2010 and thereafter	2

Total	$17

Operating Lease Expense. Total lease expense for all operating leases was $5 million, $5 million and $4 million during 2004, 2003 and 2002, respectively.

(b)	Guarantees.

Guarantor. Together with certain of Reliant Energy’s other subsidiaries, RERH, excluding RE Retail Receivables, LLC, is a guarantor of certain obligations under credit and debt agreements of Reliant Energy or other subsidiaries of Reliant Energy. As of December 31, 2004, RERH’s maximum potential amount of future payments under these guarantees is approximately $5.4 billion and $3.8 billion is outstanding. These obligations mature at various dates from 2009 through 2036.

Equity Pledged as Collateral for Reliant Energy. Retail Holdings’ equity is pledged as collateral under certain of Reliant Energy’s credit and debt agreements, which have an outstanding balance of $3.8 billion as of December 31, 2004.

Restrictions. Certain of Reliant Energy’s credit and debt agreements restrict RERH’s ability to take specific actions, subject to numerous exceptions that are designed to allow for the execution of Reliant Energy’s and its subsidiaries’ business plans in the ordinary course, including the preservation and optimization of existing investments and the ability to provide credit support for commercial obligations.

Other. RERH routinely enters into contracts that include indemnification and guarantee provisions. Examples of these contracts include purchase and sale agreements, commodity purchase and sale agreements, operating agreements, service agreements, lease agreements and procurement agreements. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. In the case of commodity purchase and sale agreements, generally damages are limited through liquidated damages clauses whereby the parties agree to establish damages as the costs of covering any breached performance obligations. RERH is unable to estimate its maximum potential amount under these provisions unless and until an event triggering payment under these provisions occurs. However, based on current information, RERH considers the likelihood of making any material payments under these provisions to be remote.

(c)	Other Commitments.

Property, Plant and Equipment Purchase Commitments. As of December 31, 2004, RERH had no significant purchase commitments for property, plant and equipment.

Purchased Power and Electric Capacity Commitments. RERH is a party to purchased power and electric capacity contracts that have various quantity requirements and durations that are not classified as derivative assets and liabilities and hence are not included in the consolidated balance sheet as of December 31, 2004. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2004 (in millions):

2005	$655
2006	373
2007	153
2008	119
2009	—
2010 and thereafter	—

Total	$1,300

RERH’s aggregate electric capacity commitments, including capacity auction products, are for 16,367,000 MWh, 10,456,000 MWh, 6,135,000 MWh and 5,270,000 MWh for 2005, 2006, 2007 and 2008, respectively. Included in the above purchased power and electric capacity commitments are amounts acquired from Texas Genco (see note 3).

As of December 31, 2004, the maximum remaining terms under any individual purchased power and electric capacity contract is four years.

Sales Commitments. As of December 31, 2004, RERH has sales commitments, including electric energy and capacity sales contracts, which are not classified as derivative assets and liabilities and hence are not included in the consolidated balance sheet. The estimated minimum sales commitments under these contracts are as follows (in millions):

2005	$1,679
2006	523
2007	133
2008	35
2009	10

Total	$2,380

In addition, as of December 31, 2004, RERH provides retail electric services to approximately 1.5 million residential and small business customers previously served by CenterPoint’s electric utility division. In the Houston area, as the successor in interest to the formerly integrated electric utility, RERH was previously required to sell electricity at a specified price, or “price-to-beat,” to small business customers and residential customers. These restrictions expired in March 2004 for small business customers and January 2005 for residential customers. RERH is now able to sell electricity without pricing restrictions; however, RERH must continue to make the “price-to-beat” available for Houston area customers until January 1, 2007. The PUCT’s regulations allow RERH to adjust its “price-to-beat” fuel factor based on a percentage change in the price of natural gas. In addition, RERH may also request an adjustment as a result of changes in the price of purchased energy. RERH can request up to two adjustments to its “price-to-beat” fuel factor in each year. During 2002 and 2003, RERH requested and the PUCT approved two such adjustments in each year. During 2004, RERH requested and the PUCT approved one such adjustment. In February 2005, RERH reached an agreement with certain consumer groups and the staff of the PUCT to address adjustments to its “price-to-beat” in connection with CenterPoint’s resolution of its stranded-cost recovery issues. The agreement, which is subject to the approval of the PUCT, provides for two downward adjustments to RERH’s fuel factor in 2005 if, during specified periods in that year, natural gas prices decrease from the gas price reflected in the then current fuel factor. The second downward adjustment requires natural gas prices to decrease five percent or more than the gas price reflected in the then current fuel factor. The agreement also allows concurrent adjustments in the “price-to-beat” based on changes in the stranded cost recovery components of CenterPoint’s charges. In accordance with the agreement, only the second fuel factor adjustment, if it were to occur, would count as one of RERH’s “price-to-beat” fuel factor adjustments.

For information regarding commitments to affiliates, see note 3.

Other Commitments. In addition to items discussed in the consolidated financial statements, RERH has other contractual commitments with various quantity requirements and durations that are not considered material either individually or in the aggregate to its results of operations or cash flows.

(10)	Contingencies

Legal Matters

RERH is involved in a number of legal and other proceedings before courts and governmental agencies. RERH cannot predict the outcome of these proceedings, some of which involve substantial claim amounts or potential exposure, which, in the event of an adverse judgment or decision could have a material adverse effect on the results of operations, financial condition and cash flows.

Texas Commercial Energy. In July 2003, Texas Commercial Energy, LLP (TCE) sued several ERCOT power market participants (including Reliant Energy and certain subsidiaries of RERH) in the Corpus Christi Federal District Court for the Southern District of Texas. TCE claimed damages in excess of $535 million for alleged violations of state and federal antitrust laws, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract and civil conspiracy. In June 2004, the court dismissed TCE’s claims. This case is now pending before the United States Court of Appeals for the Fifth Circuit.

In February 2005, two retail electric providers sued various ERCOT power market participants, including Reliant Energy and a subsidiary of RERH, in Federal District Court for the Southern District of Texas, Houston Division. Many of the defendants in this litigation are also defendants in the TCE litigation. The claims include, among others, alleged violations of state and federal antitrust laws and the Racketeer Influenced and Corrupt Organizations Act, various torts (including fraud and conspiracy), breach of contract, wire fraud and mail fraud.

PUCT Cases. In 2003, the PUCT issued a modified “price-to-beat” rule in Texas. Certain consumer groups and other parties challenged the amendments before the Travis County Court of Appeals. The Court of Appeals affirmed the order. In October 2004, the Supreme Court of Texas declined to review an appeal of the courts’ decision affirming the order. In addition to this proceeding, there are various proceedings pending before the state district court in Travis County, Texas, seeking reviews of the PUCT orders relating to the fuel factor component used in the “price-to-beat” tariff. Although RERH believes that the challenges are unmerited, RERH is unable to predict the ultimate outcome of the proceedings.

(11)	Estimated Fair Value of Financial Instruments

The fair values of financial instruments, including cash and cash equivalents, debt and derivative assets and liabilities, are equivalent to their carrying amounts in the consolidated balance sheets.

(12)	Subsequent Event

Effective January 1, 2005, RERH transferred its interest in Electric Solutions to Reliant Energy. Electric Solutions will continue to provide RERH energy supply services pursuant to intercompany agreements. In 2003 and 2004, Electric Solutions primarily provided the energy supply services to RERH. The transfer was accounted for as a distribution to Reliant Energy effective January 1, 2005 and the related assets, liabilities and results of operations for Electric Solutions will no longer be included in RERH’s consolidated financial statements from that date going forward. Assets and liabilities related to Electric Solutions were as follows as of December 31, 2004 (in millions):

Current Assets:
Accounts receivable, net	$12
Accounts and notes receivable, net – RERH affiliated companies	373
Derivative assets	5
Other current assets	75

Total current assets	465

Other Assets:
Derivative assets	113
Other	2

Total long-term assets	115

Total Assets	$580

Current Liabilities:
Accounts payable, principally trade	$99
Accounts payable, net – non-RERH affiliated companies	99
Derivative liabilities	5
Other current liabilities	18

Total current liabilities	221

Other Liabilities:
Derivative liabilities	40
Other liabilities	28

Total long-term liabilities	68

Total Liabilities	$289

Net Investment	$291

Revenues and pre-tax income related to Electric Solutions were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Income before income taxes(1)	$111	$68	$69
Income before cumulative effect of accounting changes(1)	69	44	39
Net income(1)	69	50	39

(1)	A significant portion of the results of operations are energy supply management activities related to the intercompany activities between Electric Solutions and certain of RERH’s wholly-owned subsidiaries, with the remainder being contracts with the General Land Office.

*     *     *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Reliant Energy Northeast Generation, Inc., Sole Member of Reliant Energy Mid-Atlantic Power Holdings, LLC

Houston, Texas

We have audited the accompanying consolidated balance sheets of Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholder’s equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company changed its accounting for asset retirement obligations in 2003.

DELOITTE & TOUCHE LLP

Houston, Texas

March 14, 2005

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Revenues (including $(31,160), $48,429 and $65,170 from affiliate)	$486,748	$594,373	$604,716

Expenses:
Fuel and purchased power (including $8,862, $16,840 and $36,944 from affiliate)	213,778	204,945	208,647
Operation and maintenance	104,416	126,023	118,108
Operation and maintenance – affiliates	27,021	34,626	37,122
Facilities leases	59,848	59,847	60,117
General and administrative – affiliates	60,212	62,247	46,526
Gain on sale of counterparty claim (note 11)	(22,000)	—	—
Depreciation	47,435	51,311	51,962
Amortization	24,874	28,554	14,761

Total	515,584	567,553	537,243

Operating (Loss) Income	(28,836)	26,820	67,473

Other Income (Expense):
Other, net	2,738	4,032	1,284
Interest expense	(2,058)	(1,601)	(962)
Interest expense – affiliate	(59,374)	(60,729)	(84,965)
Interest income	812	554	2,059

Total other expense	(57,882)	(57,744)	(82,584)

Loss Before Income Taxes	(86,718)	(30,924)	(15,111)
Income tax expense (benefit)	4,674	(15,692)	(7,542)

Loss Before Cumulative Effect of Accounting Change	(91,392)	(15,232)	(7,569)
Cumulative effect of accounting change, net of tax	—	2,305	—

Net Loss	$(91,392)	$(12,927)	$(7,569)

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$39,029	$43,342
Restricted cash	3,105	14,078
Accounts receivable	5,776	5,909
Accounts receivable from affiliates	30,313	36,178
Fuel stock and petroleum products	28,586	31,516
Materials and supplies	43,178	43,770
Prepaid lease obligation	59,030	59,030
Derivative assets	63,913	64,614
Accumulated deferred income taxes	10,423	—
Other current assets	2,200	4,243

Total current assets	285,553	302,680

Property, Plant and Equipment, net	747,600	792,532

Other Assets:
Goodwill, net	3,853	3,853
Other intangibles, net	145,051	157,808
Derivative assets	25,291	10,683
Accumulated deferred income taxes	4,389	4,939
Prepaid lease obligation	243,463	217,781
Restricted cash	25,547	28,260
Other	30,014	28,761

Total other assets	477,608	452,085

Total Assets	$1,510,761	$1,547,297

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$14,141	$14,069
Accounts payable	11,645	15,538
Subordinated accounts payable to affiliates	155,192	168,296
Subordinated interest payable to affiliate, net	—	233,267
Derivative liabilities	76,221	62,869
Accumulated deferred income taxes	—	721
Other	15,202	12,474

Total current liabilities	272,401	507,234

Other Liabilities:
Subordinated interest payable to affiliate, net	291,581	—
Accumulated deferred income taxes	18,625	23,464
Derivative liabilities	107,353	38,456
Benefit obligations	27,324	21,251
Other	12,859	23,561

Total other liabilities	457,742	106,732

Subordinated Notes Payable to Affiliate	618,658	618,658
Long-term Debt	14,961	28,138

Commitments and Contingencies
Shareholder’s Equity:
Common stock (no par value; 1,000 shares authorized, issued and outstanding)	—	—
Additional paid-in capital	233,694	242,086
Retained (deficit) earnings	(31,112)	60,280
Accumulated other comprehensive loss	(55,583)	(15,831)

Shareholder’s equity	146,999	286,535

Total Liabilities and Shareholder’s Equity	$1,510,761	$1,547,297

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(91,392)	$(12,927)	$(7,569)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	(2,305)	—
Depreciation and amortization	72,309	79,865	66,723
Deferred income taxes	15,184	(3,896)	(59,468)
Net unrealized gains on energy derivatives	(3,985)	(4,661)	(64,644)
Federal income tax (distributions to) contributions from Reliant Energy, Inc.	(8,392)	(18,101)	45,150
Other, net	1,087	(7,437)	61
Changes in other assets and liabilities:
Restricted cash	13,686	(42,338)	—
Accounts receivable	133	(1,239)	55
Accounts receivable from affiliates	5,865	20,790	(21,713)
Fuel stock and petroleum products and materials and supplies	5,272	1,179	12,152
Prepaid lease obligation	(25,682)	(17,727)	(78,551)
Net derivative assets and liabilities	—	3,124	247,640
Other current assets	1,626	124	(2,066)
Other long-term assets	(32,271)	(24,481)	2,575
Accounts payable	(4,175)	(1,668)	(2,522)
Taxes payable/receivable	720	(336)	13,282
Subordinated accounts payable to affiliates	(13,104)	60,376	30,356
Subordinated interest payable to affiliates, net	58,314	356	70,885
Other current liabilities	2,009	(2,583)	2,941
Other long-term liabilities	4,118	2,951	2,903

Net cash provided by operating activities	1,322	29,066	258,190

Cash Flows from Investing Activities:
Capital expenditures	(13,113)	(22,259)	(36,630)
Proceeds from sales of permits and rights to affiliate	19,600	19,215	—
Other, net	1,971	—	—

Net cash provided by (used in) investing activities	8,458	(3,044)	(36,630)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	42,207	—
Payments of long-term debt	(14,093)	—	—
Proceeds from subordinated notes payable to affiliate	—	—	13,000
Payments on subordinated notes payable to affiliate	—	(66,939)	(360,225)

Net cash used in financing activities	(14,093)	(24,732)	(347,225)

Net Change in Cash and Cash Equivalents	(4,313)	1,290	(125,665)
Cash and Cash Equivalents at Beginning of Period	43,342	42,052	167,717

Cash and Cash Equivalents at End of Period	$39,029	$43,342	$42,052

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid to affiliate	$—	$60,634	$13,766
Interest paid (net of amounts capitalized) to third party	1,983	1,611	805
Income taxes paid (net of income tax refunds received)	267	6,637	596
Non-cash Disclosure:
(Distributions to) contributions from Reliant Energy, Inc.	(8,392)	(18,101)	45,150

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE LOSS

(Thousands of Dollars)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity	Comprehensive Loss
Balance at December 31, 2001	1,000	$—	$215,037	$80,776	$64,955	$360,768
Net loss				(7,569)		(7,569)	$(7,569)
Contributions			45,150			45,150
Deferred loss from cash flow hedges, net of tax of $20 million					(29,517)	(29,517)	(29,517)
Reclassification of net deferred gain from cash flow hedges into net loss, net of tax of $10 million					(14,160)	(14,160)	(14,160)

Comprehensive loss							$(51,246)

Balance at December 31, 2002	1,000	—	260,187	73,207	21,278	354,672
Net loss				(12,927)		(12,927)	$(12,927)
Distributions			(18,101)			(18,101)
Deferred loss from cash flow hedges, net of tax of $23 million					(33,317)	(33,317)	(33,317)
Reclassification of net deferred gain from cash flow hedges into net loss, net of tax of $3 million					(3,792)	(3,792)	(3,792)

Comprehensive loss							$(50,036)

Balance at December 31, 2003	1,000	—	242,086	60,280	(15,831)	286,535
Net loss				(91,392)		(91,392)	$(91,392)
Distributions			(8,392)			(8,392)
Deferred loss from cash flow hedges, net of tax of $44 million					(63,128)	(63,128)	(63,128)
Reclassification of net deferred loss from cash flow hedges into net loss, net of tax of $16 million					23,376	23,376	23,376

Comprehensive loss							$(131,144)

Balance at December 31, 2004	1,000	$—	$233,694	$(31,112)	$(55,583)	$146,999

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

Reliant Energy Mid-Atlantic Power Holdings, LLC and its subsidiaries (REMA) is an indirect wholly-owned subsidiary of Reliant Energy Power Generation, Inc. (REPG), a wholly-owned subsidiary of Reliant Energy, Inc. (Reliant Energy).

As of December 31, 2004, REMA owned or leased interests in 19 operating electric generation plants in Pennsylvania, New Jersey and Maryland with an annual average net generating capacity of approximately 3,700 megawatts (MW).

Basis of Presentation

The consolidated statements of operations include all revenues and costs directly attributable to REMA, including costs for facilities and costs for functions and services performed by Reliant Energy or its other subsidiaries and directly charged to REMA based on usage or other allocation factors. Such allocations in the consolidated financial statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations may not necessarily be indicative of the costs and expenses that would have resulted if it had operated as an independent entity.

(2)	Summary of Significant Accounting Policies

(a)	Reclassifications.

Some amounts from the previous years have been reclassified to conform to the 2004 presentation of financial statements. These reclassifications do not affect earnings.

(b)	Use of Estimates and Market Risk and Uncertainties.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. REMA’s critical accounting estimates include: (a) property, plant and equipment, (b) depreciation expense, (c) derivative assets and liabilities, (d) loss contingencies and (e) deferred tax assets, valuation allowances and tax liabilities.

REMA is subject to the risk associated with price movements of energy commodities and the credit risk associated with its commercial activities. For additional information regarding these risks, see notes 2(d) and 5. REMA is subject to risks relating to the reliability of the systems, procedures and other infrastructure necessary to operate its business. REMA is also subject to risks relating to changes in laws and regulations; the outcome of pending lawsuits, governmental proceedings and investigations; the effects of competition; changes in market liquidity; changes in interest rates; the availability of adequate supplies of fuel and transportation; weather conditions; seasonality; financial market conditions and access to capital; the creditworthiness or financial distress of REMA’s counterparties; actions by rating agencies with respect to Reliant Energy or REMA’s competitors; political, legal, regulatory and economic conditions and developments; the successful operation of deregulating power markets and other items.

(c)	Principles of Consolidation.

REMA’s accounts and those of its wholly-owned and majority-owned subsidiaries are included in the consolidated financial statements. All significant intercompany transactions and balances are eliminated in consolidation.

In 2000, REMA entered into separate sale-leaseback transactions with each of three owner-lessors for its respective interests in three power generation stations (see note 10(a)). REMA does not consolidate these generating facilities.

(d)	Revenues and Accounting for Hedging Activities.

Revenue Recognition

Power Generation Revenues. Revenues include energy, capacity and ancillary services sales. REMA records gross revenues for energy sales and services related to its electric power generation facilities under the accrual method and these revenues generally are recognized upon delivery. REMA’s electric power and other energy services are sold at market-based prices through a related party and indirect, wholly-owned subsidiary of Reliant Energy, Reliant Energy Services, Inc. (Reliant Energy Services). Reliant Energy Services acts as agent on behalf of REMA on most market-based sales. REMA’s capacity was also sold pursuant to a transition power purchase agreement, which expired in May 2002. Energy sales and services related to its electric power generation facilities that have been delivered but not billed by period-end are accrued based upon estimated energy and services delivered.

Hedging Activities

Hedging Activities. If certain conditions are met, REMA may designate a derivative instrument as hedging the exposure to variability in expected future cash flows (cash flow hedge). A derivative is recognized at fair value in the balance sheet whether or not it is designated as a hedge, except for derivative contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business that are designated as “normal purchases and sales exceptions” pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), which are not reflected in the consolidated balance sheet. For a derivative not designated as a hedge, changes in fair value prior to settlement are recorded as unrealized gains or losses in the results of operations.

Derivatives utilized and designated as cash flow hedges must have a high correlation between price movements in the derivative and the item designated as being hedged. The gains and losses related to derivatives designated as cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are effective as hedges, and then are recognized in the results of operations in the same period as the settlement of the underlying hedged transactions. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive income (loss) is reclassified and included in the consolidated statements of operations under the captions revenues or fuel and purchased power for commodity derivatives and interest expense for interest rate derivatives. Prior to October 1, 2003, all physical power and natural gas sales transactions were included in revenues and all physical power and natural gas purchase transactions were included in fuel and purchased power. Effective October 1, 2003, hedging transactions that do not physically flow are included in the same caption as the item being hedged; for example, revenues, in the case of hedging activities related to power sales; and fuel and purchased power, in the case of hedging activities related to natural gas purchases. For all periods presented, financial hedge transactions are included in the same caption as the item being hedged.

If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and changes in fair value are recognized currently in the results of operations. If it becomes probable that a forecasted transaction will not occur, REMA immediately recognizes the related deferred gains or losses in its results of operations. The associated hedging instrument is then marked to market through the results of operations for the remainder of the contract term unless a new hedging relationship is redesignated.

For additional discussion of derivative and hedging activities, see note 5.

Other

Set-off of Derivative Assets and Liabilities. Where derivative instruments are subject to a master netting agreement and the accounting criteria to net are met, REMA presents its derivative assets and liabilities on a net basis. Derivative assets/liabilities and accounts receivable/payable are presented separately in the consolidated balance sheets. The derivative assets/liabilities and accounts receivable/payable are set-off separately in the consolidated balance sheets although in most cases contracts permit the set-off of derivative assets/liabilities and accounts receivable/payable with a given counterparty.

(e)	General and Administrative Expenses.

General and administrative expenses in the consolidated statements of operations include (a) corporate and administrative services, as provided by affiliates, (including management services, financial and accounting, cash management and treasury support, legal, information technology system support, communications, office management and human resources); (b) regulatory costs and (c) certain benefit costs. See note 3 for discussion of related party transactions.

(f)	Restructuring Costs.

During 2004, 2003 and 2002, REMA incurred $1 million, $4 million and $0, respectively, in severance costs, which are included in operation and maintenance expense. All of the severance costs have been paid as of December 31, 2004.

(g)	Property, Plant and Equipment and Depreciation Expense.

REMA records property, plant and equipment at historical cost. Depreciation is computed using the straight-line method based on estimated useful lives. Property, plant and equipment include the following:

	Estimated Useful Lives (Years)	December 31,
		2004	2003
		(in millions)
Electric generation facilities	10 – 30	$826	$842
Building and building improvements	9 – 30	—	2
Land improvements	20 – 30	2	1
Other	3 – 10	9	8
Land		28	29
Assets under construction		24	22

Total		889	904
Accumulated depreciation		(141)	(111)

Property, plant and equipment, net		$748	$793

REMA periodically evaluates property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. A resulting impairment loss is highly dependent on the underlying assumptions. During 2004, REMA recognized $12 million in depreciation expense related to the early retirement of certain power generation units. During 2003, REMA recorded the following in depreciation expense: $10 million for the early retirement of certain power generation units and $7 million related to the write-down of an office building to its fair value less costs to sell. During 2002, REMA recognized $15 million in depreciation expense for the early retirement of power generation units. As of December 31, 2003, REMA performed impairment analyses of certain of its property, plant and equipment. In addition, in July 2003 and November 2002, REMA performed impairment analyses of all of its property, plant and equipment as REMA believed events had indicated that these assets may not be recoverable. Based on these analyses, REMA recorded no impairments.

Over the past few years, margins on the sales of electricity in the industry have decreased substantially. In the future, REMA could have impairments of property, plant and equipment that would need to be recognized if the wholesale energy market outlook changes negatively. In addition, the ongoing evaluation of REMA’s business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in impairment charges.

(h)	Goodwill and Amortization Expense.

REMA records goodwill for the excess of the purchase price over the fair value assigned to the net assets of an acquisition. REMA does not amortize goodwill. Amortization expense for other intangibles was $25 million, $29 million and $15 million for 2004, 2003 and 2002, respectively. See note 4.

REMA periodically evaluates goodwill and other intangibles when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For further discussion of goodwill and other intangible asset impairment analyses, see note 4.

(i)	Income Taxes.

REMA uses the asset and liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. For additional information regarding income taxes, see note 9.

Prior to October 1, 2002, as a wholly-owned subsidiary of Reliant Energy, REMA was included in the consolidated income tax returns of CenterPoint Energy, Inc., formerly the majority owner of Reliant Energy, and calculated its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy, Inc. As of October 1, 2002, REMA is included in the consolidated income tax returns of Reliant Energy and calculates its income tax provision on a separate return basis, whereby Reliant Energy pays all federal income taxes on REMA’s behalf and is entitled to any related tax savings. The difference between REMA’s current federal income tax expense or benefit, as calculated on a separate return basis, and related amounts paid or received to/from Reliant Energy, if any, are recorded in REMA’s financial statements as adjustments to additional paid-in capital on REMA’s consolidated balance sheets. See note 3.

(j)	Cash.

REMA records as cash and cash equivalents all highly liquid short-term investments with original maturities or remaining maturities at date of purchase of three months or less.

(k)	Restricted Cash.

Restricted cash currently represents cash collateral posted to support REMA’s lease obligations under its sale-leaseback transactions. See note 10(a). As of December 31, 2004 and 2003, REMA’s current and long-term restricted cash totaled $28 million and $42 million, respectively.

(l)	Inventory.

Inventory consists of materials and supplies, including spare parts and fuel stock and petroleum products. All inventory is valued at the lower of average cost or market.

(m)	Environmental Costs.

REMA expenses or capitalizes environmental expenditures, as appropriate, depending on their future economic benefit. REMA expenses amounts that relate to an existing condition caused by past operations and that do not have future economic benefit. REMA records liabilities related to expected future costs, on an undiscounted basis, related to environmental assessments and/or remediation activities when they are probable and the costs can be reasonably estimated. See note 11 for further discussion.

(n)	Asset Retirement Obligations.

On January 1, 2003, REMA adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized, on a discounted basis, in the period in which it is incurred. REMA’s asset retirement obligations primarily relate to environmental obligations related to ash disposal site closures.

The impact of the adoption of SFAS No. 143 resulted in a gain of $2 million, net of tax of $2 million, as a cumulative effect of an accounting change in REMA’s consolidated statement of operations for 2003. The impact of the adoption of SFAS No. 143 resulted in a January 1, 2003 cumulative effect of an accounting change to record (a) a $1 million increase in the carrying values of property, plant and equipment, (b) a $0.2 million increase in accumulated depreciation of property, plant and equipment, (c) a $3 million decrease in asset retirement obligations and (d) a $2 million increase in deferred income tax liabilities.

If REMA had adopted SFAS No. 143 on January 1, 2002, the impact would have been immaterial to its consolidated loss before income taxes and net loss for 2002. As of December 31, 2004 and 2003, REMA’s asset retirement obligation was $6 million.

(o)	Deferred Lease Costs.

REMA incurred costs in connection with its sale-leaseback transactions in 2000 (see note 10(a)). These costs are deferred and amortized, using the straight-line method, over the life of the individual sale-leaseback transactions. REMA amortized $1 million to facilities lease expense in 2004, 2003 and 2002. As of December 31, 2004 and 2003, REMA had $21 million and $22 million, respectively, of net deferred lease costs classified in other long-term assets in its consolidated balance sheets.

(p)	New Accounting Pronouncements.

As of February 2005, no standard setting body or authoritative body has established new accounting pronouncements or changes to existing accounting pronouncements that would have a material impact to REMA’s results of operations, financial position or cash flows.

(3)	Related Party Transactions

Procurement and Marketing Agreement. REMA entered into a procurement and marketing agreement with Reliant Energy Services under which Reliant Energy Services is entitled to procurement and power marketing fees. Under the agreement, Reliant Energy Services

•	enters into derivative transactions on behalf of REMA to hedge commodity risks;

•	procures coal, fuel oil and emissions allowances on REMA’s behalf at a pass-through price;

•	procures gas on REMA’s behalf at a pass-through price or for an index price plus costs of delivery, depending on when and how the gas is procured; and

•	markets power and surplus gas, fuel oil and emissions allowances on REMA’s behalf.

The amount charged to REMA for these services was $5 million, $5 million and $4 million during 2004, 2003 and 2002, respectively. These amounts are classified in operation and maintenance expense – affiliates in the consolidated statements of operations.

Support Services Agreement. REMA is a party to a support services agreement with REPG under which REPG will, on an as-requested basis and at cost, provide or procure from other affiliates or third parties services in support of REMA’s business in areas such as human resources, accounting, finance, treasury, tax, office administration, information technology, engineering, construction management, environmental, legal and safety. REPG has agreed to provide these services only to the extent it or its affiliates provide these services for it or its subsidiaries’ generating assets. REPG charges and allocates costs to REMA for these services. Amounts charged and allocated to REMA for these services were $84 million, $92 million and $80 million during 2004, 2003 and 2002, respectively. On January 1, 2003, REPG refined the methodology it used to allocate costs to REMA. The current method being used by REPG to allocate support service costs to REMA is based on REMA’s direct labor costs relative to the direct labor costs of the other entities to which REPG provides similar services versus the prior method that was based on REMA’s gross margin relative to the gross margin of the other entities to which REPG provides similar services. As a result of the change in allocation methodology, REMA has been allocated a higher percentage of costs than would have been allocated under the previous methodology. All of the allocations in the consolidated financial statements have been and continue to be based on assumptions that management believes are reasonable under the circumstances. However, these allocations may not necessarily be indicative of the costs and expenses that would have resulted if REMA had operated as a separate entity. These amounts are classified in general and administrative expense – affiliates and operation and maintenance expense – affiliates.

Subordinated Long-term Notes Payable to Affiliated Entity. REMA has notes payable to Reliant Energy Northeast Holdings Inc. (RENH), a wholly-owned subsidiary of REPG. The notes are due January 1, 2029 and accrue interest at a fixed rate of 9.4% per year. As of December 31, 2004, REMA has classified the related interest as long-term since Reliant Energy has indicated it will not require payment of the interest payable on these notes within the next 12 months. As of December 31, 2004 and 2003, REMA had $619 million outstanding under the notes. Payments under this indebtedness are subordinated to REMA’s lease obligations.

Working Capital Note. REMA has a revolving note payable to RENH under which REMA may borrow, and RENH is committed to lend, up to $30 million for working capital needs. Borrowings under the note will be unsecured and will rank equal in priority with REMA’s lease obligations. REMA may replace this note with a working capital facility from an unaffiliated lender. Borrowings under the working capital note bear interest based on the London Inter-Bank Offered Rate (LIBOR). This note expires in May 2006. As of December 31, 2004 and 2003, there were no borrowings outstanding under this note.

Subordinated Working Capital Facility. REMA entered into an irrevocably committed subordinated working capital facility with RENH. RENH will fund REMA’s drawings under this facility through borrowings or equity contributions irrevocably committed to RENH by Reliant Energy. REMA may borrow under this facility to pay operating expenditures, senior indebtedness and rent, but excluding capital expenditures and subordinated indebtedness. In addition, RENH must make advances to REMA and REMA must obtain such advances under such facility up to the maximum available commitment under such facility from time to time if REMA’s pro forma coverage ratio does not equal or exceed 1.1 to 1.0, measured at the time rent under the leases is due. Subject to the maximum available commitment, drawings will be made in amounts necessary to permit REMA to achieve a pro forma coverage ratio of at least 1.1 to 1.0. The amount available under the subordinated working capital facility is $120 million through January 1, 2007. Thereafter, the available amount decreases by $24 million on January 2, 2007 and by $24 million each subsequent year through its expiration in 2011. At December 31, 2004 and 2003, there were no borrowings outstanding under this facility.

Income Taxes. During 2004 and 2003, REMA made non-cash equity distributions to Reliant Energy related to current federal income taxes receivable of $8 million and $18 million, respectively. During 2002, Reliant Energy made non-cash equity contributions to REMA related to current federal income taxes payable of $45 million. See notes 2(i) and 9.

Sales of Power Generation Site Permits and Water Rights to Affiliate. During 2004 and 2003, REMA sold certain power generation site permits and water rights to an affiliate for $20 million and $19 million, respectively, in cash. The permits and water rights were no longer needed for REMA’s business. There was no gain or loss recorded on the sales. See note 4.

Purchases of Coal. During 2004, REMA purchased $9 million of coal at market prices from an affiliate.

Letters of Credit. Reliant Energy has posted letters of credit on behalf of REMA related to its lease obligations. See notes 6 and 10(a).

(4)	Goodwill and Intangibles

Intangibles. Other intangible assets consist of the following:

	Remaining Weighted Average Amortization Period (Years)	December 31,
		2004		2003
		Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
		(in millions)
Air emission regulatory allowances	35	$242	$(97)	$198	$(60)
Power generation site permits and water rights	—	—	—	22	(2)

Total		$242	$(97)	$220	$(62)

REMA recognizes specifically identifiable intangibles, including air emissions regulatory allowances, power generation site permits and water rights, when specific rights and contracts are acquired. REMA has no intangible assets with indefinite lives recorded as of December 31, 2004 and 2003. REMA amortizes air emissions regulatory allowances primarily on a units-of-production basis as utilized. REMA amortized other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives. All of REMA’s intangibles, excluding goodwill, are subject to amortization.

Estimated amortization expense for the next five years is as follows (in millions):

2005	$21
2006	10
2007	5
2008	5
2009	4

Total	$45

See note 3 for discussion of sales of certain power generation site permits and water rights to an affiliate during 2004 and 2003.

Goodwill. The following table shows the changes in the carrying amount of goodwill for 2003 (in millions):

As of January 1, 2003	$7
Other(1)	(3)

As of December 31, 2003 and 2004(2)	$4

(1)	In connection with the acquisition of REMA in 2000, REMA recorded certain environmental liabilities associated primarily with ash disposal site closures and site contaminations (see note 11). Upon further review in 2003, management determined that $3 million of the recorded environmental liabilities do not represent liabilities. As a result, goodwill was reduced by $3 million to reflect the reversal of these liabilities.

(2)	There were no changes during 2004.

REMA has no goodwill that is deductible for United States income tax purposes.

SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be tested at least annually and more frequently in certain circumstances. The date of REMA’s annual impairment test was November 1 for 2004, 2003 and 2002.

Potential Future Impairments of Goodwill. In the future, REMA could have impairments of goodwill that would need to be recognized if the wholesale energy market outlook changes negatively. In addition, ongoing evaluations of the wholesale energy business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in impairment charges related to goodwill, impact REMA’s fixed assets’ depreciable lives or result in fixed asset impairment charges.

(5)	Derivative Instruments

REMA is exposed to various market risks. These risks arise from the ownership of assets and operation of the business. REMA utilizes derivative instruments such as futures, physical forward contracts, swaps and options to mitigate the impact of changes in electricity, natural gas and fuel prices on REMA’s results of operations and cash flows.

REMA elects one of three accounting methods (cash flow hedge, mark-to-market or “normal purchases and sales exceptions”) for derivatives based on facts and circumstances. REMA also considers the administrative cost of applying a particular accounting treatment versus the benefits.

Reliant Energy has a risk control framework, to which REMA is subject, designed to monitor, measure and define appropriate transactions to hedge and manage the risk in its existing portfolio of assets and contracts and to authorize new transactions. These risks fall into three different categories: market risk, credit risk and operational risk. Key risk control activities include definition of appropriate transactions for hedging, credit review and approval, credit and performance risk measurement and monitoring, validation of transactions, portfolio valuation and daily portfolio reporting including mark-to-market valuation, value-at-risk and other risk measurement metrics. REMA seeks to monitor and control its risk exposures through a variety of separate but complementary processes and committees, which involve business unit management, senior management and Reliant Energy’s Board of Directors.

The primary types of derivatives used by REMA are described below:

•	Futures contracts are exchange-traded standardized commitments to purchase or sell an energy commodity or financial instrument, or to make a cash settlement, at a specific price and future date.

•	Physical forward contracts are commitments to purchase or sell energy commodities in the future.

•	Swap agreements require payments to or from counterparties based upon the differential between a fixed price and variable index price (fixed price swap) or two variable index prices (variable price swap) for a predetermined contractual notional amount. The respective index may be an exchange quotation or an industry pricing publication.

•	Option contracts convey the right to buy or sell an energy commodity or a financial instrument at a predetermined price or settlement of the differential between a fixed price and a variable index price or two variable index prices.

The fair values of REMA’s derivative activities as of December 31, 2004 and 2003 are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

(a)	Derivative Activities.

Prior to the energy delivery period, REMA attempts to hedge, in part, the economics of its business. Derivative instruments are used to mitigate exposure to variability in future cash flows from probable, anticipated future transactions attributable to commodity price risk (energy derivatives).

During 2004, 2003 and 2002, the amount of hedge ineffectiveness recognized from derivatives that are designated and qualify as cash flow hedges was a loss of $3 million, a loss of $5 million and a gain of $5 million, respectively. In addition, no component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness for 2004, 2003 and 2002. If it becomes probable that an anticipated transaction will not occur, REMA realizes in net income (loss) the deferred gains and losses recognized in accumulated other comprehensive loss. During 2004, 2003 and 2002, there were no amounts that were excluded from the hedge ineffectiveness of gains/losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of December 31, 2004 and 2003, the maximum length of time REMA is hedging its exposure to the variability in future cash flows for forecasted transactions is eight years and nine years, respectively. As of December 31, 2004 and 2003, accumulated other comprehensive loss from derivative instruments, net of tax, was $56 million and $16 million, respectively. As of December 31, 2004, REMA expects $9 million of accumulated other comprehensive loss to be reclassified into its results of operations during 2005.

Other Derivative Activities. During 2001, Reliant Energy contributed derivative assets and liabilities to REMA as a result of four structured transactions, involving a series of forward contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002. The change in fair value of these derivative assets and liabilities was recorded in the consolidated statement of operations for each reporting period. During 2002, $248 million of net derivative assets was settled related to these transactions, which was recorded in cash flows from operations, and $8 million of pre-tax unrealized gains was recognized.

In 2001, Enron Corp. and its affiliates (Enron) filed a petition for bankruptcy. Accordingly, REMA recorded a provision against 100% of Enron receivables offset by derivative balances. The non-trading derivatives with Enron were designated as cash flow hedges. The unrealized net gain on these derivative instruments previously reported in other comprehensive income (loss) will remain in accumulated other comprehensive loss and will be reclassified into earnings during the period in which the originally forecasted transactions occur. During 2004, 2003 and 2002, $1 million gain, $9 million gain and $44 million gain, respectively, was reclassified into earnings related to these cash flow hedges. As of December 31, 2004 and 2003, the remaining amount to be reclassified into earnings through 2006 was $9 million and $10 million of gains, respectively.

(b)	Credit Risk.

Credit risk is inherent in REMA’s commercial activities and relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. In REMA’s business operations, credit is often extended to counterparties. Many of these parties have below investment grade credit ratings. Reliant Energy has broad credit policies and parameters, to which REMA is subject. Reliant Energy Services has entered into hedging and other transactions on behalf of REMA under its procurement and marketing agreement (see note 3). Although Reliant Energy Services is the party to the contract, REMA maintains counterparty credit risk associated with the hedging and other transactions. Certain contracts permit it to net receivables and payables within a given contract and enable it to obtain collateral from a counterparty as well as to terminate upon the occurrence of certain events of default. The credit risk control organization establishes counterparty credit limits. Reliant Energy employs tiered levels of approval authority for counterparty credit limits, with authority increasing from the credit risk control organization through senior management. Credit risk exposure is monitored daily and the financial condition of REMA’s counterparties is reviewed periodically.

If any of REMA’s counterparties fail to perform, Reliant Energy Services might be forced to acquire alternative hedging arrangements in many instances or be required to replace the underlying commitment at then-current market prices. Despite using collateral agreements to mitigate against these credit risks, REMA (through Reliant Energy Services) is exposed to the risk that it may not be able to collect amounts owed to it. To the extent a counterparty fails to perform and any collateral secured is insufficient, REMA will incur additional losses.

As of December 31, 2004, two non-investment grade counterparties represented 64% ($52 million) of REMA’s total credit exposure, net of collateral. As of December 31, 2003, one non-investment grade counterparty represented 18% ($14 million) of REMA’s total credit exposure, net of collateral. There were no other counterparties representing greater than 10% of REMA’s total credit exposure, net of collateral.

(6)	Long-term Debt

REMA is obligated to provide credit support for its lease obligations (see note 10(a)) in the form of letters of credit and/or cash equal to an amount representing the greater of (a) the next six months’ scheduled rental payments under the related lease or (b) 50% of the scheduled rental payments due in the next 12 months under the related lease. REMA has posted $28 million in cash borrowed under the term loans in 2003 and $9 million of letters of credit have been issued under Reliant Energy’s December 2004 credit facilities. REMA’s term loans bear interest at LIBOR plus 3% and $14 million matures in 2005 and $15 million matures in 2006. REMA’s subsidiaries guarantee REMA’s obligations under the leases and the term loans. The term loans are non-recourse to Reliant Energy.

(7)	Shareholder’s Equity

For discussion of contributions to or from and distributions to or from Reliant Energy and REMA, see note 3.

(8)	Retirement and Other Benefit Plans

(a)	Pension.

Substantially all of REMA’s union employees participate in a noncontributory defined benefit pension plan. The plan provides retirement benefits based on years of service and final average covered compensation.

The funding policy is to review amounts annually in accordance with applicable regulations in order to determine contributions necessary to achieve adequate funding of projected benefit obligations. The plan uses a December 31 measurement date. The pension obligation and funded status are as follows:

	Year Ended December 31,
	2004	2003
	(in thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$17,652	$13,345
Service cost	3,807	3,861
Interest cost	1,098	896
Benefits paid	(267)	(177)
Actuarial gain	(340)	(273)

Benefit obligation, end of year	$21,950	$17,652

Change in Plan Assets
Fair value of plan assets, beginning of year	$8,389	$4,247
Employer contributions	5,275	3,192
Benefits paid	(267)	(177)
Actual investment return	1,224	1,127

Fair value of plan assets, end of year	$14,621	$8,389

Reconciliation of Funded Status
Funded status	$(7,329)	$(9,263)
Unrecognized actuarial loss	2,240	2,997

Net amount recognized, end of year	$(5,089)	$(6,266)

Amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2004	2003
	(in thousands)
Accrued benefit cost	$(5,089)	$(6,266)

The accumulated benefit obligation for the plan was $18 million and $13 million as of December 31, 2004 and 2003, respectively.

Net pension cost includes the following components:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Service cost	$3,807	$3,861	$3,354
Interest cost	1,098	896	474
Expected return on plan assets	(926)	(436)	(336)
Net amortization	119	273	53

Net pension cost	$4,098	$4,594	$3,545

The significant weighted average assumptions used to determine the pension benefit obligation include the following:

	December 31,
	2004	2003
Discount rate	5.75%	6.25%
Rate of increase in compensation levels	3.0%	4.5%

The significant weighted average assumptions used to determine the net pension cost include the following:

	Year Ended December 31,
	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%
Rate of increase in compensation levels	4.5%	4.5%	3.5 –5.5%
Expected long-term rate of return on assets	7.5%	8.5%	9.5%

As of December 31, 2004 and 2003, the expected long-term rate of return on pension plan assets is developed based on third party models. These models consider expected inflation, current dividend yields, expected corporate earnings growth and risk premiums based on the expected volatility of each asset category. The expected long-term rates of return for each asset category are weighted to determine the overall expected long-term rate of return on pension plan assets. In addition, peer data and historical returns are reviewed.

REMA’s pension plan weighted average asset allocations as of December 31, 2004 and 2003 and target allocation for 2005 by asset category are as follows:

	Percentage of Plan Assets as of December 31,		Target Allocation
	2004	2003	2005
Domestic equity securities	55%	55%	55%
International equity securities	15	15	15
Debt securities	30	30	30

Total	100%	100%	100%

In managing the investments associated with the pension plans, REMA’s objective is to exceed, on a net-of-fee basis, the rate of return of a performance benchmark composed of the following indices:

Asset Class	Index	Weight
Domestic equity securities	Wilshire 5000 Index	55%
International equity securities	MSCI All Country World Ex-U.S. Index	15
Debt securities	Lehman Brothers Aggregate Bond Index	30

Total		100%

As a secondary measure, asset performance is compared to the returns of a universe of comparable funds, where applicable, over a full market cycle. Reliant Energy’s benefits committee reviews plan asset performance each quarter by comparing the actual quarterly returns of each asset class to its related benchmark.

During 2004, 2003 and 2002, REMA made cash contributions of $5 million, $3 million and $3 million, respectively, to the plan. REMA expects cash contributions to approximate $4 million during 2005. The plan expects to make pension benefit payments, which reflect expected future service as appropriate, as follows (in thousands):

2005	$297
2006	405
2007	564
2008	772
2009	1,011
2010-2014	9,977

The accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2004	2003
	(in thousands)
Projected benefit obligation	$21,950	$17,652
Accumulated benefit obligation	18,280	13,122
Fair value of plan assets	14,621	8,389

(b)	Savings Plan.

REMA employees participate in two employee savings plans that are tax-qualified plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and include a cash or deferred arrangement under Section 401(k) of the Code.

Under the plans, participating employees may contribute a portion of their compensation, pre-tax or after-tax, generally up to a maximum of 16% of compensation. REMA’s savings plans’ matching contribution and any payroll period discretionary employer contribution will be made in cash; any discretionary annual employer contribution, as applicable, may be made in Reliant Energy’s common stock, cash or both.

REMA’s savings plans benefit expense was $4 million, $5 million and $4 million in 2004, 2003 and 2002, respectively.

(c)	Postretirement Benefits.

REMA provides subsidized postretirement benefits to its union employees. REMA funds its union postretirement benefits on a pay-as-you-go basis. REMA uses a December 31 measurement date for its plans.

Accumulated postretirement benefit obligation and funded status are as follows:

	Year Ended December 31,
	2004	2003
	(in thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$39,714	$28,964
Service cost	1,609	1,418
Interest cost	2,482	1,955
Benefits paid	(17)	—
Participant contributions	33	17
Actuarial loss	3,747	7,360

Benefit obligation, end of year	$47,568	$39,714

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	(16)	(17)
Participant contributions	33	17
Benefits paid	(17)	—

Fair value of plan assets, end of year	$—	$—

Reconciliation of Funded Status
Funded status	$(47,568)	$(39,714)
Unrecognized prior service cost	7,564	8,509
Unrecognized actuarial loss	20,797	18,239

Net amount recognized, end of year	$(19,207)	$(12,966)

Amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2004	2003
	(in thousands)
Accrued benefit cost	$(19,207)	$(12,966)

Net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Service cost	$1,609	$1,418	$2,262
Interest cost	2,482	1,955	547
Net amortization	2,134	1,832	206

Net postretirement benefit cost (benefit)	$6,225	$5,205	$3,015

REMA expects to make postretirement benefit payments, which reflect expected future service as appropriate, as follows (in thousands):

2005	$135
2006	235
2007	413
2008	691
2009	1,074
2010-2014	12,736

The significant weighted average assumptions used to determine the accumulated postretirement benefit obligation include the following:

	December 31,
	2004	2003
Discount rate	5.75%	6.25%

The significant weighted average assumptions used to determine the net postretirement benefit cost include the following:

	Year Ended December 31,
	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%

The following table shows REMA’s assumed health care cost trend rates used to measure the expected cost of benefits covered by its postretirement plan:

	Year Ended December 31,
	2004	2003	2002
Health care cost trend rate assumed for next year	9.75%	10.5%	11.25%
Rate to which the cost trend rate is assumed to gradually decline	5.5%	5.5%	5.5%
Year that the rate reaches the rate to which it is assumed to decline	2011	2011	2011

Assumed health care cost trend rates can have a significant effect on the amounts reported for REMA’s health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2004:

	One-Percentage Point
	Increase	Decrease
	(in thousands)
Effect on service and interest cost	$808	$(655)
Effect on accumulated postretirement benefit obligation	8,287	(6,718)

(d)	Postemployment Benefits.

REMA records postemployment benefits based on SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” which requires the recognition of a liability for benefits provided to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Net postemployment benefit costs were $1 million and $2 million in 2004 and 2003, respectively. The costs in 2002 were insignificant.

(e)	Other Employee Matters.

As of December 31, 2004, approximately 82% of REMA’s employees are subject to collective bargaining arrangements. There are no contracts covering REMA’s employees that will expire prior to December 31, 2005.

(9)	Income Taxes

REMA’s current and deferred components of income tax (benefit) expense were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Current:
Federal	$(10.7)	$(18.1)	$47.5
State	0.2	6.3	4.5

Total current	(10.5)	(11.8)	52.0

Deferred:
Federal	6.9	12.6	(47.4)
State	8.3	(16.5)	(12.1)

Total deferred	15.2	(3.9)	(59.5)

Income tax expense (benefit)	$4.7	$(15.7)	$(7.5)

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Loss before income taxes	$(86.7)	$(30.9)	$(15.1)
Federal statutory rate	35%	35%	35%

Income tax benefit at statutory rate	(30.4)	(10.8)	(5.3)

Net addition (reduction) in taxes resulting from:
Federal valuation allowance	30.0	—	—
State income taxes, net of federal income taxes	5.6	(6.7)	(4.9)
Other, net	(0.5)	1.8	2.7

Total	35.1	(4.9)	(2.2)

Income tax expense (benefit)	$4.7	$(15.7)	$(7.5)

Effective rate	NM (1)	50.7%	49.9%

(1)	Not meaningful as REMA had a pre-tax loss of $87 million and income tax expense of $5 million. The primary reason is due to the establishment of a federal operating loss carryforward valuation allowance.

Following were REMA’s tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases:

	As of December 31,
	2004	2003
	(in millions)
Deferred tax assets:
Current:
Derivative liabilities, net	$10.4	$—
Employee benefits	2.0	0.6

Total current deferred tax assets	12.4	0.6

Non-current:
Employee benefits	11.0	5.4
Operating loss carryforwards	34.9	6.6
Environmental reserves	15.7	11.9
Derivative liabilities, net	28.3	11.5
Other	2.0	2.2
Valuation allowance	(34.9)	—

Total non-current deferred tax assets	57.0	37.6

Total deferred tax assets	$69.4	$38.2

Deferred tax liabilities:
Current:
Derivative assets, net	$—	$0.7
Other	2.0	0.6

Total current deferred tax liabilities	2.0	1.3

Non-current:
Depreciation and amortization	70.8	56.1
Other	0.4	—

Total non-current deferred tax liabilities	71.2	56.1

Total deferred tax liabilities	$73.2	$57.4

Accumulated deferred income taxes, net	$(3.8)	$(19.2)

Tax Attribute Carryovers. As of December 31, 2004, REMA had approximately $86 million and $57 million of federal and state operating loss carryforwards, respectively. The federal and state operating loss carryforwards can be carried forward to offset future income through the year 2024. The valuation allowance reflects $35 million increase in 2004. The increase in 2004 resulted primarily from a reassessment of REMA’s future ability to use federal and state tax net operating loss carryforwards.

(10)	Commitments

(a)	Lease Commitments.

Sale-leasebacks. In 2000, REMA entered into separate sale-leaseback transactions with each of three owner-lessors’ respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating facilities, respectively, acquired in the REMA acquisition during 2000. As lessee, under these operating leases, REMA leases an interest in each facility from each owner-lessor under a facility lease agreement. REMA expects to make lease payments through 2029 under these leases, with total cash payments of $1.3 billion remaining as of December 31, 2004. The lease terms expire in 2026 (Shawville facility) and 2034 (Conemaugh and Keystone facilities). The equity interests in all the subsidiaries of REMA are pledged as collateral for REMA’s lease obligations and the subsidiaries have guaranteed the lease obligations. Additionally, REMA is obligated to provide credit support for its lease obligations. See note 6 for discussion. During 2004, 2003 and 2002, REMA made lease payments of $85 million, $77 million and $138 million, respectively, to lessors related to its obligations under the sale-leaseback transactions. Operating lease expense is recorded using the straight-line method over the life of the individual sale-leaseback transactions. Operating lease expense, including the amortization of deferred lease costs (see note 2(o)), was $60 million for each of 2004, 2003 and 2002.

The lease documents contain restrictive covenants that restrict REMA’s ability to, among other things, make dividend distributions unless REMA satisfies various conditions. As of December 31, 2004, all of these conditions were met.

The following table sets forth REMA’s obligation under these long-term operating leases as of December 31, 2004 (in millions):

2005	$75
2006	64
2007	65
2008	62
2009	63
2010 and thereafter	934

$1,263

(b)	Guarantees.

Equity Pledged as Collateral for Reliant Energy. Reliant Energy Mid-Atlantic Power Holdings, LLC’s equity is pledged as collateral under certain of Reliant Energy’s and its subsidiaries’ credit and debt agreements, which have an outstanding balance of $3.8 billion as of December 31, 2004.

Restrictions. Certain of Reliant Energy’s credit and debt agreements restrict REMA’s ability to take specific actions, subject to numerous exceptions that are designed to allow for the execution of Reliant Energy’s and its subsidiaries’ business plans in the ordinary course, including the preservation and optimization of existing investments and the ability to provide credit support for commercial obligations.

Other. REMA routinely enters into contracts that include indemnification and guarantee provisions. Examples of these contracts include purchase and sale agreements, commodity purchase and sale agreements, operating agreements, service agreements, lease agreements and procurement agreements. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. In the case of commodity purchase and sale agreements, generally damages are limited through liquidated damages clauses whereby the parties agree to establish damages as the costs of covering any breached performance obligations. REMA is unable to estimate its maximum potential amount under these provisions unless and until an event triggering payment under these provisions occurs. However, based on current information, REMA considers the likelihood of making any material payments under these provisions to be remote.

(c)	Other Commitments.

Property, Plant and Equipment Purchase Commitments. As of December 31, 2004, REMA had no significant purchase commitments for property, plant and equipment.

Fuel Supply and Commodity Transportation Commitments. REMA is a party to fuel supply contracts and commodity transportation contracts that have various quantity requirements and durations that are not classified as derivative assets and liabilities and hence are not included in the consolidated balance sheet as of December 31, 2004. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2004:

	Fuel Commitments	Transportation Commitments
	(in millions)
2005	$111	$3
2006	86	3
2007	41	3
2008	38	3
2009	36	3
2010 and thereafter	151	11

Total	$463	$26

As of December 31, 2004, the maximum remaining terms under any individual fuel supply contract and transportation contract is 16 years and 13 years, respectively.

Other Commitments. In addition to items discussed in the consolidated financial statements, REMA has other contractual commitments with various quantity requirements and durations that are not considered material either individually or in the aggregate to its results of operations or cash flows.

(11)	Contingencies

Legal and Environmental Matters.

REMA is involved in a number of legal, environmental and other proceedings before courts and governmental agencies.

Ash Disposal Site Closures. REMA is responsible for environmental costs related to the future closures of six ash disposal sites. Based on REMA’s evaluations with assistance from third-party consultants and engineers, REMA has recorded the estimated discounted costs associated with these environmental liabilities of $6 million as of December 31, 2004 and 2003, of which REMA does not expect to spend any amount over the next five years. These costs are included in REMA’s asset retirement obligation (see note 2(n)).

Remediation Obligations. Reliant Energy New Jersey Holdings, LLC, which is a wholly-owned subsidiary of REMA, is responsible for environmental costs related to site contamination investigations and remediation requirements at four of its generation facilities in New Jersey. Based on REMA’s evaluations with assistance from third-party consultants and engineers, REMA has recorded the estimated liability for the remediation costs of $7 million as of December 31, 2004 and 2003, of which REMA expects to spend $4 million over the next five years.

New Source Review Matters. The United States Environmental Protection Agency (EPA) and various states are conducting investigations regarding the historical compliance of coal-fueled electric generating stations with the “New Source Review” requirements of the Clean Air Act. The EPA and the United States Department of Justice initiated formal enforcement actions and litigation against several power generation companies, other than REMA, alleging that these companies violated New Source Review requirements by modifying their facilities without proper pre-construction permit authority. Since June 1998, six of REMA’s coal-fired facilities have received EPA requests for information related to work activities conducted at those sites. The EPA has also agreed to provide information relating to the New Source Review investigations to the New York state attorney general’s office, the New Jersey Department of Environmental Protection and the Pennsylvania Department of Environmental Protection. In addition, the Pennsylvania Department of Environmental Protection requested additional information from REMA in 2004 specific to one of these facilities. The EPA has not filed an enforcement action or initiated litigation in connection with these facilities at this time. Although REMA cannot predict the ultimate outcome of the EPA’s investigations, any litigation, if pursued successfully by the EPA, could accelerate the timing of emission reductions anticipated as a result of proposed regulations, which could result in significant capital expenditures and the imposition of penalties.

Gain on Sale of Counterparty Claim. In June 2004, Reliant energy entered into a settlement agreement with Enron. The settlement agreement provided for the dismissal of all pending litigation between Enron and Reliant Energy and its subsidiaries and provided for certain allowed bankruptcy claims against Enron. In August 2004, Reliant Energy sold and assigned its claim to a third party. As REMA had previously written off its net receivables and derivative assets from Enron, REMA recognized a $22 million pre-tax gain ($13 million after-tax gain) upon the sale in 2004.

(12)	Estimated Fair Value of Financial Instruments

The fair values of financial instruments, including cash and cash equivalents, derivative assets and liabilities and third-party debt, are equivalent to their carrying amounts in the consolidated balance sheets. The fair market value of REMA’s third-party debt was based on REMA’s incremental borrowing rates for similar types of borrowing arrangements.

(13)	Subsequent Event — Sale of Two Hydroelectric Generating Plants

In January 2005, REMA signed an agreement to sell its two hydroelectric generating plants with a generating capacity of 48 MW to an indirect subsidiary of Brascan Corporation, a Canadian asset management company, for $42 million, subject to certain closing adjustments. The transaction is contingent on regulatory approvals and is expected to close in the second quarter of 2005. REMA expects to record a pre-tax gain of approximately $13 million when the sale closes.

*      *      *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Orion Power Holdings, Inc. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of Orion Power Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for 2004, 2003 and the periods from January 1, 2002 to February 19, 2002 and February 20, 2002 to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orion Power Holdings, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for 2004, 2003 and the periods from January 1, 2002 to February 19, 2002 and February 20, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company changed its accounting for asset retirement obligations in 2003.

DELOITTE & TOUCHE LLP

Houston, Texas

March 14, 2005

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

	Current Orion			Former Orion
	Year Ended December 31,		February 20, 2002 to December 31, 2002	January 1, 2002 to February 19, 2002
	2004	2003
Revenues:
Revenues	$1,088,963	$1,027,113	$884,119	$108,936
Revenues – affiliates	22,924	33,042	20,279	—

Total	1,111,887	1,060,155	904,398	108,936

Expenses:
Fuel	303,065	300,055	234,980	43,248
Fuel – affiliates	168,229	128,922	98,902	—
Purchased power	25,422	19,076	12,498	3,232
Purchased power – affiliate	63,995	24,735	42,743	—
Operation and maintenance	221,697	208,670	155,884	18,937
Taxes other than income taxes	51,233	48,325	38,049	5,921
General and administrative	—	—	—	85,306
General and administrative – affiliates	58,006	63,144	3,977	—
Goodwill impairment	—	585,000	337,500	—
Depreciation	116,273	111,759	93,439	22,284
Amortization	37,898	23,344	24,876	986

Total	1,045,818	1,513,030	1,042,848	179,914

Operating Income (Loss)	66,069	(452,875)	(138,450)	(70,978)

Other Expense:
Other, net	333	4,068	2,248	—
Interest expense	(77,169)	(77,255)	(83,477)	(14,705)
Interest expense – affiliate	(1,310)	—	—	—
Interest income	1,935	1,438	3,832	898

Total other expense	(76,211)	(71,749)	(77,397)	(13,807)

Loss from Continuing Operations Before Income Taxes	(10,142)	(524,624)	(215,847)	(84,785)
Income tax (benefit) expense	(34,271)	19,683	46,175	(36,143)

Income (Loss) from Continuing Operations	24,129	(544,307)	(262,022)	(48,642)

Income (loss) from discontinued operations before income taxes	26,479	(31,383)	(1,478)	(6,000)
Income tax expense (benefit)	48,151	(17,884)	(6,084)	2,468

(Loss) income from discontinued operations	(21,672)	(13,499)	4,606	(3,532)

Income (Loss) Before Cumulative Effect of Accounting Change	2,457	(557,806)	(257,416)	(52,174)
Cumulative effect of accounting change, net of tax	—	2,121	—	—

Net Income (Loss)	$2,457	$(555,685)	$(257,416)	$(52,174)

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except per share amounts)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$10,028	$33,161
Restricted cash	—	166,697
Accounts and notes receivable, principally customer, net	98,159	97,300
Receivables from affiliates, net	—	221
State income taxes receivable	35,057	13,708
Inventory	78,776	59,484
Derivative assets	59,610	23,045
Margin deposits on energy trading and hedging activities	4,178	6,415
Accumulated deferred income taxes	351	6,467
Prepaid insurance and property taxes	17,825	2,640
Other current assets	2,205	545
Current assets of discontinued operations	—	85,947

Total current assets	306,189	495,630

Property, Plant and Equipment, net	2,762,309	2,845,477

Other Assets:
Goodwill, net	291,079	395,079
Other intangibles, net	319,890	335,286
Derivative assets	26,090	12,150
Other	8,624	7,220
Long-term assets of discontinued operations	—	1,007,525

Total other assets	645,683	1,757,260

Total Assets	$3,714,181	$5,098,367

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$8,092	$106,559
Accounts payable, principally trade	24,624	41,515
Payable to affiliates, net	12,834	—
Derivative liabilities	3,851	10,875
Accumulated deferred income taxes	18,533	2,886
Accrued interest	8,000	11,177
Other taxes payable	24,720	11,605
Accrued expenses and other current liabilities	13,463	11,391
Current liabilities of discontinued operations	—	329,774

Total current liabilities	114,117	525,782

Other Liabilities:
Accumulated deferred income taxes	184,582	306,894
Derivative liabilities	—	9,582
Benefit obligations	55,931	46,422
Contractual obligations	16,016	46,807
Other	12,075	20,103
Long-term liabilities of discontinued operations	—	936,887

Total other liabilities	268,604	1,366,695

Notes payable to and revolving credit facility with affiliate	829,800	—

Long-term Debt	449,589	790,413

Commitments and Contingencies
Stockholder’s Equity:
Common stock; par value $1.00 per share (1,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	2,821,552	3,233,308
Retained deficit	(810,644)	(813,101)
Accumulated other comprehensive income	41,162	4,810
Accumulated other comprehensive loss from discontinued operations	—	(9,541)

Stockholder’s equity	2,052,071	2,415,477

Total Liabilities and Stockholder’s Equity	$3,714,181	$5,098,367

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Current Orion			Former Orion
	Year Ended December 31,		February 20, 2002 to December 31, 2002	January 1, 2002 to February 19, 2002
	2004	2003
Cash Flows from Operating Activities:
Net loss	$2,457	$(555,685)	$(257,416)	$(52,174)
Loss (income) from discontinued operations	21,672	13,499	(4,606)	3,532

Net income (loss) from continuing operations and cumulative effect of accounting change	24,129	(542,186)	(262,022)	(48,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	(2,121)	—	—
Goodwill impairment	—	585,000	337,500	—
Depreciation and amortization	154,171	135,103	118,315	23,270
Non-cash equity contribution of operation and maintenance and general and administrative costs from stockholder	66,835	69,631	—	—
Deferred income taxes	(156,854)	85,158	106,814	(4,494)
Net unrealized losses (gains) on energy derivatives	1,669	(3,007)	3,699	15,297
Net amortization of contractual rights and obligations	(24,838)	(25,304)	(21,496)	—
Amortization of deferred financing costs	4,992	2,621	461	2,071
Amortization of revaluation of acquired swaps and debt	(15,011)	(18,799)	(20,683)	—
Federal income tax contributions from (distributions to) Reliant Energy, Inc.	155,203	(24,038)	(72,932)	—
Other, net	(6,286)	—	—	1,763
Changes in other assets and liabilities:
Restricted cash	166,697	(1,748)	85,425	69,983
Accounts receivable, net	(859)	1,337	57,938	(46,469)
Inventory	(19,292)	(7,517)	(6,702)	(540)
Prepaid insurance and property taxes and other current assets	(15,452)	3,237	(14,204)	(11,290)
Other assets	(33,537)	(45,326)	(1,140)	(67,788)
Accounts payable	(17,166)	2,338	(39,388)	30,783
Payable to/receivable from affiliates, net	13,091	(8,137)	7,930	—
Taxes payable/receivable	(28,487)	16,265	(14,973)	—
Accrued interest	(3,177)	(3,506)	(15,709)	10,866
Other current liabilities	15,530	(20,971)	(12,420)	(10,189)
Other liabilities	(10,184)	631	(23,462)	46,673

Net cash provided by continuing operations from operating activities	271,174	198,661	212,951	11,294
Net cash (used in) provided by discontinued operations from operating activities	3,956	27,709	(38,972)	1,557

Net cash provided by operating activities	275,130	226,370	173,979	12,851

Cash Flows from Investing Activities:
Capital expenditures	(41,290)	(58,858)	(53,133)	(40,697)

Net cash used in continuing operations from investing activities	(41,290)	(58,858)	(53,133)	(40,697)
Net cash provided by (used in) discontinued operations from investing activities	856,805	(16,550)	(18,984)	(8,945)

Net cash provided by (used in) investing activities	815,515	(75,408)	(72,117)	(49,642)

Cash Flows from Financing Activities:
Payments of long-term debt	(426,838)	(84,800)	(243,967)	—
(Decrease) increase in short-term borrowings and revolving credit facilities, net	—	(51,000)	31,000	10,000
(Dividends to) and contributions from stockholder	(710,738)	35,000	246,832	—
Proceeds from notes payable to affiliate	800,000	—	—	—
Changes in revolving credit facilities with affiliate, net	29,800	—	—	—
Payments on officers’ notes receivable	—	—	—	3,736
Proceeds from issuances of stock, net	—	—	—	491
Payments of financing costs	—	—	(8,712)	(100)

Net cash (used in) provided by continuing operations from financing activities	(307,776)	(100,800)	25,153	14,127
Net cash used in discontinued operations from financing activities	(806,002)	(24,366)	(194,320)	(67,758)

Net cash used in financing activities	(1,113,778)	(125,166)	(169,167)	(53,631)

(Continued)

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(continued)

	Current Orion			Former Orion
	Year Ended December 31,		February 20, 2002 to December 31, 2002	January 1, 2002 to February 19, 2002
	2004	2003
Net Change in Cash and Cash Equivalents	(23,133)	25,796	(67,305)	(90,422)
Cash and Cash Equivalents at Beginning of Period	33,161	7,365	74,670	183,719

Cash and Cash Equivalents at End of Period	$10,028	$33,161	$7,365	$93,297

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$105,886	$117,864	$115,958	$5,634
Income taxes paid (net of income tax refunds received) for continuing operations	(4,415)	(50,730)	1,335	65
Non-cash Disclosure:
Contributions from (distributions to) Reliant Energy, Inc., net	222,038	45,593	(57,489)	—
Contributions from (distributions to) Reliant Energy, Inc., net for discontinued operations	76,911	—	—	—

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

(Thousands of Dollars)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Notes Receivable From Officers	Retain Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Discontinued Operations Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive (Loss) Income
	Shares	Amount
Former Orion
Balance, December 31, 2001	103,648,909	$1,037	$1,503,891	$(1,763)	$(3,736)	$133,262	$(51,061)	$—	$1,581,630
Net loss						(52,174)			(52,174)	$(52,174)
Exercise of stock options			491						491
Change in notes receivable from officers					3,736				3,736
Amortization of deferred compensation				1,763					1,763
Deferred loss from cash flow hedges, net of tax of $5 million							(6,055)		(6,055)	(6,055)
Reclassification of net deferred loss from cash flow hedges, net of tax of $3 million							3,711		3,711	3,711

Comprehensive loss										$(54,518)

Balance, February 19, 2002	103,648,909	1,037	1,504,382	—	—	81,088	(53,405)	—	1,533,102
Purchase accounting adjustment	(103,648,909)	(1,037)	(1,504,382)	—	—	(81,088)	53,405	—	(1,533,102)
Current Orion
Purchase allocation	1,000	1	2,963,801	—	—	—	—	—	2,963,802
Net loss						(257,416)			(257,416)	$(257,416)
Net contributions from stockholder			188,900						188,900
Net deferred loss from cash flow hedges, net of tax of $9 million and $15 million							(13,026)	(20,803)	(33,829)	(13,026)
Reclassification of net deferred loss from cash flow hedges, net of tax of $4 million and $4 million							5,407	4,969	10,376	5,407
Other comprehensive loss from discontinued operations										(15,834)

Comprehensive loss										$(280,869)

Balance, December 31, 2002	1,000	1	3,152,701	—	—	(257,416)	(7,619)	(15,834)	2,871,833
Net loss						(555,685)			(555,685)	$(555,685)
Net contributions from stockholder			80,607						80,607
Deferred gain from cash flow hedges, net of tax of $8 million and $0							10,647	118	10,765	10,647
Reclassification of net deferred loss from cash flow hedges, net of tax of $1 million and $4 million							1,782	6,175	7,957	1,782
Other comprehensive income from discontinued operations										6,293

Comprehensive loss										$(536,963)

Balance, December 31, 2003	1,000	1	3,233,308	—	—	(813,101)	4,810	(9,541)	2,415,477
Net income						2,457			2,457	$2,457
Net dividends to/contributions from stockholder			(411,756)						(411,756)
Changes in minimum pension liability, net of tax of $0							(147)		(147)	(147)
Deferred gain (loss) from cash flow hedges, net of tax of $52 million and $1 million							72,890	(2,053)	70,837	72,890
Reclassification of net deferred (gain) loss from cash flow hedges, net of tax of $26 million and $8 million							(36,391)	11,594	(24,797)	(36,391)
Other comprehensive income from discontinued operations										9,541

Comprehensive income										$48,350

Balance, December 31, 2004	1,000	$1	$2,821,552	$—	$—	$(810,644)	$41,162	$—	$2,052,071

See Notes to the Consolidated Financial Statement

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

In these notes, “Orion Power Holdings” refers to Orion Power Holdings, Inc., a Delaware corporation. “Orion Power” refers to Orion Power Holdings, Inc. and its subsidiaries collectively unless the context indicates otherwise. Orion Power owns and operates electric generation facilities in New York, Ohio, Pennsylvania and West Virginia with an aggregate generating capacity of 5,400 megawatts (MW) as of December 31, 2004. Orion Power typically sells its wholesale products to electric power retailers, which are the entities that supply power to consumers. Power retailers include independent system operators, regulated utilities, municipalities, energy supply companies, cooperatives and retail “load” or customer aggregators.

On February 19, 2002, Orion Power was acquired by a wholly-owned subsidiary of Reliant Energy, Inc. (Reliant Energy) through a merger (Merger). The transaction resulted in the purchase by Reliant Energy of all of Orion Power Holdings’ outstanding shares of common stock for $26.80 per share in cash for an aggregate purchase price of approximately $2.9 billion. Reliant Energy funded the acquisition with a $2.9 billion credit facility and $41 million of cash on hand. As a result of the Merger, Orion Power became a wholly-owned subsidiary of Reliant Energy.

Basis of Presentation

These consolidated financial statements present the results of operations for the years ended December 31, 2004 and 2003 and for the period from February 20, 2002 to December 31, 2002 and the period from January 1, 2002 to February 19, 2002 (the date that Reliant Energy acquired Orion Power). Within these consolidated financial statements, “Current Orion” and “Former Orion” refer to Orion Power after and before, respectively, the Merger. The consolidated statements of operations include all revenues and costs directly attributable to Orion Power, including costs for facilities and costs for functions and services performed by Reliant Energy or its other subsidiaries subsequent to the Merger and directly charged to Orion Power based on usage or other allocation factors. Such allocations in the consolidated financial statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations may not necessarily be indicative of the costs and expenses that would have resulted if it had operated as an independent entity.

The fair value adjustments related to the Merger, which have been pushed down to Orion Power from Reliant Energy, primarily included adjustments in property, plant and equipment, goodwill, contractual rights and obligations, severance liabilities, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. For additional information regarding the Merger, see note 4.

(2)	Summary of Significant Accounting Policies

(a)	Reclassifications.

Some amounts from the previous years have been reclassified to conform to the 2004 presentation of financial statements. These reclassifications do not affect earnings.

(b)	Use of Estimates and Market Risk and Uncertainties.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Orion Power’s critical accounting estimates include: (a) goodwill, (b) property, plant and equipment, (c) depreciation expense, (d) derivative assets and liabilities, (e) loss contingencies and (f) deferred tax assets, valuation allowances and tax liabilities.

Orion Power is subject to the risk associated with price movements of energy commodities and the credit risk associated with its commercial activities. For additional information regarding these risks, see notes 2(d) and 6. Orion Power is subject to risks relating to the reliability of the systems, procedures and other infrastructure necessary to operate its business. Orion Power is also subject to risks relating to changes in laws and regulations; the outcome of pending lawsuits, governmental proceedings and investigations; the effects of competition; changes in market liquidity; changes in interest rates; the availability of adequate supplies of fuel and transportation; weather conditions; seasonality; financial market conditions and access to capital; the creditworthiness or financial distress of Orion Power’s counterparties; actions by rating agencies with respect to Reliant Energy or Orion Power or Orion Power’s competitors; political, legal, regulatory and economic conditions and developments; the successful operation of deregulating power markets and other items.

(c)	Principles of Consolidation.

Orion Power’s accounts and those of its wholly-owned and majority-owned subsidiaries are included in the consolidated financial statements. All significant intercompany transactions and balances are eliminated in consolidation.

(d)	Revenues and Accounting for Hedging Activities.

Revenue Recognition

Power Generation Revenues. Orion Power records gross revenues for energy sales and services related to its electric power generation facilities under the accrual method and these revenues generally are recognized upon delivery. Electric power and other energy services are sold at market-based prices through existing power exchanges or through third-party contracts. Energy sales and services related to its electric power generation facilities that have been delivered but not billed by period-end are accrued based upon estimated energy and services delivered.

Hedging Activities

If certain conditions are met, Orion Power may designate a derivative instrument as hedging the exposure to variability in expected future cash flows (cash flow hedge). A derivative is recognized at fair value in the balance sheet whether or not it is designated as a hedge, except for derivative contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business that are designated as “normal purchases and sales exceptions” pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), which are not reflected in the consolidated balance sheet. For a derivative not designated as a hedge, changes in fair value prior to settlement are recorded as unrealized gains or losses in the results of operations.

Derivatives utilized and designated as cash flow hedges must have a high correlation between price movements in the derivative and the item designated as being hedged. The gains and losses related to derivatives designated as cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are effective as hedges, and then are recognized in the results of operations in the same period as the settlement of the underlying hedged transactions. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive income (loss) is reclassified and included in the consolidated statements of operations under the captions revenues, purchased power or fuel expenses for commodity derivatives and interest expense for interest rate derivatives. Prior to October 1, 2003, all physical power and natural gas sales transactions were included in revenues and all physical power and natural gas purchase transactions were included in purchased power and fuel expenses, respectively. Effective October 1, 2003, hedging transactions that do not physically flow are included in the same caption as the item being hedged; for example, revenues, in the case of hedging activities related to power sales; purchased power, in the case of hedging activities related to power purchases; and fuel expenses, in the case of hedging activities related to natural gas purchases. For all periods presented, financial hedge transactions are included in the same caption as the item being hedged.

If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and changes in fair value are recognized currently in the results of operations. If it becomes probable that a forecasted transaction will not occur, Orion Power immediately recognizes the related deferred gains or losses in its results of operations. The associated hedging instrument is then marked to market through the results of operations for the remainder of the contract term unless a new hedging relationship is redesignated.

For additional discussion of derivative and hedging activities, see note 6.

(e)	General and Administrative Expenses.

General and administrative expenses in the consolidated statements of operations include (a) corporate and administrative services, as provided by affiliates, (including management services, financial and accounting, cash management and treasury support, legal, information technology system support, communications, office management and human resources), (b) regulatory costs and (c) certain benefit costs. See note 3 for discussion of related party transactions.

(f)	Property, Plant and Equipment and Depreciation Expense.

Orion Power records property, plant and equipment at historical cost. Cost of acquired property, plant and equipment includes an allocation of the purchase price based on the asset’s fair market value. Orion Power expenses all repair and maintenance costs as incurred, including planned major maintenance. Depreciation is computed using the straight-line method based on estimated useful lives. Property, plant and equipment include the following:

	Estimated Useful Lives (Years)	December 31,
		2004	2003
	(in millions)
Electric generation facilities	10 – 35	$2,794	$2,755
Land improvements	20 – 35	184	174
Other	3 – 10	9	5
Land		77	77
Assets under construction		14	37

Total		3,078	3,048
Accumulated depreciation		(316)	(203)

Property, plant and equipment, net		$2,762	$2,845

Orion Power periodically evaluates property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. A resulting impairment loss is highly dependent on the underlying assumptions. As of December 31, 2003, Orion Power performed impairment analyses of certain of its property, plant and equipment. In addition, in July 2003 and November 2002, Orion Power performed impairment analyses of all of its property, plant and equipment as Orion Power believed events had indicated that these assets may not be recoverable. Based on these analyses, Orion Power recorded no impairments.

Over the past few years, margins on the sales of electricity in the industry have decreased substantially. In the future, Orion Power could have impairments of property, plant and equipment that would need to be recognized if the wholesale energy market outlook changes negatively. In addition, the ongoing evaluation of Orion Power’s business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in additional impairment charges.

(g)	Goodwill and Amortization Expense.

Orion Power records goodwill for the excess of the purchase price over the fair value assigned to the net assets of an acquisition. Orion Power does not amortize goodwill. Amortization expense for other intangibles, excluding contractual rights and obligations, was $38 million, $23 million, $25 million and $1 million for 2004, 2003, the period from February 20, 2002 to December 31, 2002 and the period from January 1, 2002 to February 19, 2002, respectively. See note 5.

Orion Power periodically evaluates goodwill and other intangibles when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In 2002, Orion Power recognized an impairment charge of $338 million (pre-tax and after-tax) relating to goodwill. Due to the disposition of one of Reliant Energy’s plants, not owned by Orion Power, goodwill was tested for impairment effective July 2003. In connection with this analysis, an impairment of $585 million (pre-tax and after-tax) was recognized. For further discussion of goodwill and other intangible asset impairment analyses, see note 5.

(h)	Income Taxes.

Orion Power uses the asset and liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. For additional information regarding income taxes, see note 10.

Prior to February 20, 2002, Orion Power filed a consolidated federal income tax return. Orion Power’s pre-acquisition consolidated federal income tax returns have been filed through the tax year ending February 19, 2002. From February 20, 2002 through September 30, 2002, as a wholly-owned subsidiary of Reliant Energy, Orion Power was included in the consolidated income tax returns of CenterPoint Energy, Inc., formerly the majority owner of Reliant Energy. As of October 1, 2002, Orion Power is included in the consolidated income tax returns of Reliant Energy and calculates its income tax provision on a separate return basis, whereby Reliant Energy pays all federal income taxes on Orion Power’s behalf and is entitled to any related tax savings. The difference between Orion Power’s current federal income tax expense or benefit, as calculated on a separate return basis, and related amounts paid or received to/from Reliant Energy, if any, are recorded in Orion Power’s financial statements as adjustments to additional paid-in capital on Orion Power’s consolidated balance sheet.

(i)	Cash.

Orion Power records as cash and cash equivalents all highly liquid short-term investments with original maturities or remaining maturities at date of purchase of three months or less.

(j)	Restricted Cash.

Restricted cash primarily includes cash at certain subsidiaries, the distribution or transfer of which to Orion Power Holdings or its other subsidiaries, is restricted by financing agreements, but is available to the applicable subsidiary to use to satisfy certain of its obligations. The following table details current and long-term restricted cash by reporting entity:

	December 31,
	2004	2003
	(in millions)
Orion Power MidWest, L.P.	$—	$64	(1)
Orion Power New York, L.P.	—	102	(1)

Total current and long-term restricted cash	$—	$166

(1)	This cash was restricted pursuant to credit or debt agreements unless certain conditions were met. See note 7.

(k)	Allowance for Doubtful Accounts.

Accounts and notes receivable, principally from customers, in the consolidated balance sheets are net of an allowance for doubtful accounts of $1 million as of December 31, 2004 and 2003. The net provision for doubtful accounts in the consolidated statements of operations was not significant for 2004, 2003, the period from February 20, 2002 to December 31, 2002 and the period from January 1, 2002 to February 19, 2002. Orion Power accrues a provision for doubtful accounts based upon estimated percentages of uncollectible power generation revenues. Orion Power determines these percentages from counterparty credit ratings, historical collections, accounts receivable aging analyses and other factors. Orion Power reviews the provision and estimated percentages periodically and adjusts them as appropriate. Orion Power writes-off accounts receivable balances against the allowance for doubtful accounts when it deems the receivable is to be uncollectible.

(l)	Inventory.

Inventory consists of materials and supplies, including spare parts, coal and heating oil. Inventories used in the production of electricity are valued at the lower of average cost or market. The following table details inventory:

	December 31,
	2004	2003
	(in millions)
Materials and supplies	$28	$25
Coal	33	20
Heating oil	18	14

Total inventory	$79	$59

(m)	Environmental Costs.

Orion Power expenses or capitalizes environmental expenditures, as appropriate, depending on their future economic benefit. Orion Power expenses amounts that relate to an existing condition caused by past operations and that do not have future economic benefit. Orion Power records liabilities related to expected future costs, on an undiscounted basis, related to environmental assessments and/or remediation activities when they are probable and the costs can be reasonably estimated. See note 12 for further discussion.

(n)	Asset Retirement Obligations.

On January 1, 2003, Orion Power adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized, on a discounted basis, in the period in which it is incurred. Orion Power’s asset retirement obligations primarily relate to environmental obligations related to ash disposal site closures at Orion Power MidWest, L.P.’s (Orion MidWest) facilities.

The impact of the adoption of SFAS No. 143 resulted in a gain of $2 million, net of tax of $2 million, which is reflected as a cumulative effect of an accounting change in the consolidated statement of operations for 2003. The impact of the adoption of SFAS No. 143 resulted in a January 1, 2003 cumulative effect of an accounting change to record (a) a $1 million increase in the carrying values of property, plant and equipment, (b) a $44,000 increase in accumulated depreciation of property, plant and equipment, (c) a $3 million decrease in asset retirement obligations and (d) a $2 million increase in deferred income tax liabilities.

If Orion Power had adopted SFAS No. 143 on January 1, 2002, the impact would have been immaterial to its consolidated income from continuing operations and net loss for the period from February 20, 2002 to December 31, 2002 and the period from January 1, 2002 to February 19, 2002. As of December 31, 2004 and 2003, Orion Power’s asset retirement obligation was $3 million.

(o)	Deferred Financing Costs.

Deferred financing costs are costs incurred in connection with obtaining financings. These costs are deferred and amortized, using the effective interest method, over the life of the related debt. During the period from February 20, 2002 to December 31, 2002, Orion Power capitalized $28 million of deferred financing costs. During the period from February 20, 2002 to December 31, 2002, Orion Power directly expensed $1 million in fees and other costs related to its financings.

During 2004, 2003 and the period from January 1, 2002 to February 19, 2002, Orion Power incurred $5 million, $3 million and $2 million, respectively, in amortization of deferred financing costs, included in interest expense. During the period from February 20, 2002 to December 31, 2002, amortization of deferred financing costs was insignificant. As of December 31, 2004 and 2003, Orion Power had $0 and $5 million, respectively, of net deferred financing costs classified in other long-term assets in the consolidated balance sheets. See note 7 for discussion of the various financing agreements.

(p)	Customer Concentration.

The following tables represent customers who contributed in excess of 10% of the consolidated revenues for 2004, 2003, the period from February 20, 2002 to December 31, 2002 and the period from January 1, 2002 to December 31, 2002 (in millions, except percentages):

	Current Orion
	Year Ended December 31,				February 20, 2002 to December 31, 2002
	2004		2003
Customer	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
New York Independent System Operator (NYISO)	$556	50%	$557	53%	$447	50%
Duquesne Light Company	378	34%	391	37%	363	40%

	Former Orion
	January 1, 2002 to February 19, 2002
Customer	Revenue	Percentage of Total Revenue
NYISO	$53	49%
Duquesne Light Company	53	49%

The following table represents accounts receivable balances in excess of 10% of the total consolidated accounts receivable balance and the related percentages as of December 31, 2004 and 2003 (in millions, except percentages):

	December 31,
	2004		2003
Customer	Accounts Receivable Balance	Percentage of Total Accounts Receivable	Accounts Receivable Balance	Percentage of Total Accounts Receivable
Duquesne Light Company	$47	50%	$54	56%
NYISO	40	42%	36	37%

(q)	Prepaid Insurance and Property Taxes.

Prepaid insurance and property taxes are costs paid in advance (but paid when due in the ordinary course of business) for insurance and property taxes. These costs are deferred and amortized, using the straight-line method, over the service period for which the prepayment pertains.

(r)	New Accounting Pronouncements.

As of February 2005, no standard setting body or authoritative body has established new accounting pronouncements or changes to existing accounting pronouncements that would have a material impact to Orion Power’s results of operations, financial position or cash flows.

(3)	Related Party Transactions

These financial statements include significant transactions between Orion Power and Reliant Energy and its other subsidiaries. The majority of these transactions involve the purchase or sale of energy, capacity, fuel, emissions allowances or related services (including transportation, transmission and storage services) by Reliant Energy Services, Inc. (Reliant Energy Services), a wholly-owned subsidiary of Reliant Energy, from or to Orion Power. In addition, significant technical and administrative support services are provided by affiliates. The following describes the impacts on the financial statements for the particular transactions:

Support Services Agreement. In October 2002, Orion Power entered into a services arrangement with Reliant Energy Wholesale Service Company (REWSC), a wholly-owned subsidiary of Reliant Energy. REWSC allocates certain support services costs to Orion Power based on Orion Power’s direct labor costs relative to the direct labor costs of other entities to which REWSC provides similar services. Management believes this method of allocation is reasonable. These allocations are not necessarily indicative of what would have been incurred had Orion Power been an unaffiliated entity. Orion MidWest and Orion Power New York, L.P. (Orion New York) may only pay a fixed amount for certain of these services due to contractual restrictions. The excess of the allocated amount over the fixed amount has been recorded as a non-cash equity contribution to Orion Power from Reliant Energy. During 2004, 2003 and the period from February 20, 2002 to December 31, 2002, $82 million, $84 million and $3 million, respectively, of support services costs were allocated to Orion Power by REWSC (and are recorded in operation and maintenance expenses and general and administrative expenses). Of these amounts, $15 million, $14 million and $3 million were billed during 2004, 2003 and the period from February 20, 2002 to December 31, 2002, respectively, and $67 million and $70 million were recorded as non-cash equity contributions from Reliant Energy during 2004 and 2003, respectively.

Services and Commodity Agreements. In October 2002, Reliant Energy Services entered into agreements to provide support services to Orion Power Holdings’ subsidiaries, Orion MidWest and Orion New York, and their respective subsidiaries. Purchases from Reliant Energy Services under various commodity agreements, recorded in fuel expense and purchased power expense, were $168 million and $64 million, respectively, $129 million and $25 million, respectively, and $99 million and $43 million, respectively, during 2004, 2003 and the period from February 20, 2002 to December 31, 2002, respectively. Sales to Reliant Energy Services under various commodity agreements, recorded in revenue, were $23 million, $33 million and $20 million during 2004, 2003 and the period from February 20, 2002 to December 31, 2002, respectively.

Technical Services Arrangement. Beginning July 2002, REWSC agreed to provide personnel and technical services as required to the operating services subsidiaries of Orion Power Holdings under an informal agreement. Amounts incurred under this agreement during 2004, 2003 and the period from February 20, 2002 to December 31, 2002 were $10 million, $6 million and $3 million, respectively, and are included in operation and maintenance expense or property, plant and equipment, as appropriate.

Debt Obligations to Reliant Energy. In December 2004, Orion MidWest entered into (a) two related-party notes for a total of $400 million and (b) a $75 million revolving credit facility with Reliant Energy. In December 2004, Orion New York entered into (a) a related-party note for $400 million and (b) a $50 million revolving credit facility with Reliant Energy. The Orion MidWest and Orion New York related party notes bear interest at 6.5% per year and interest is payable monthly. The revolving credit facilities bear interest at LIBOR plus 2.875%. A $212 million Orion MidWest note, which is a portion of the $400 million discussed above, matures in December 2011. The remaining notes and revolving credit facilities mature in December 2005; however, the maturity dates extend to December 2011 in the event Orion New York receives certain regulatory approvals relating to one of its facilities. The outstanding amounts of these notes and revolving credit facilities ($618 million) have been classified as long-term as Reliant Energy plans to extend the maturities each December for 12 months from that date until the necessary regulatory approvals are received. Orion Power is prohibited from making cash distributions to Reliant Energy unless these obligations are paid in full. As of December 31, 2004, $830 million was outstanding under these agreements.

Distribution to Reliant Energy Due to Refinancing. In December 2004, Orion Power Holdings distributed $718 million of cash dividends to Reliant Energy in connection with Reliant Energy’s December 2004 refinancing. See above for discussion of the $800 million that Orion Power borrowed from Reliant Energy.

Interest on Orion Power Holdings Senior Notes. In May 2003 and November 2003, Reliant Energy contributed $15 million and $20 million, respectively, to Orion Power Holdings, as a partial funding of interest payments of $24 million on the senior notes due at those dates. In May 2002, Reliant Energy contributed $24 million to Orion Power Holdings, as funding to pay the interest payment due on the senior notes.

Income Taxes. In 2004, Reliant Energy made contributions to Orion Power for deemed distributions related to current federal income taxes of $155 million and made cash contributions of $7 million to Orion Power for the payment of Pennsylvania state taxes. In addition, during 2004, Orion Power made net non-cash distributions of $77 million of deferred income tax liabilities to Reliant Energy due to the capital gain for federal income tax purposes recognized in connection with the sale of Orion Power Holdings’ equity interests in certain of its subsidiaries owning 71 operating hydropower plants and a fossil-fueled, combined-cycle generation plant with a total aggregate net generating capacity of 770 MW located in upstate New York (hydropower plants) partially offset by the capital loss for federal income tax purposes recognized in connection with the transfer of Liberty Electric PA, LLC and Liberty Electric Power, LLC (collectively referred to as “Liberty”) to its lenders. See notes 15 and 16.

In 2003, Orion Power made distributions to Reliant Energy for deemed contributions related to current federal income taxes of $24 million.

In the period from February 20, 2002 to December 31, 2002, Orion Power made distributions to Reliant Energy for deemed contributions related to federal income taxes of $73 million and Reliant Energy made non-cash contributions of $16 million to Orion Power related to taxes paid on behalf of Orion Power by Reliant Energy.

Sales of Coal. During 2004, Orion Power sold coal to an affiliate for $9 million, which reflected the market price of coal at the sales dates. This resulted in a gain of $3 million for Orion Power, which is recorded in fuel-affiliates.

Other. During the period from February 20, 2002 to December 31, 2002, Reliant Energy contributed $200 million to Orion Power Holdings to fund the redemption of the 4.5% convertible senior notes. See note 7(c). During the period from February 20, 2002 to December 31, 2002, Reliant Energy contributed $22 million to Orion Power to fund working capital requirements in its normal business operations.

(4)	Business Acquisition

In February 2002, Reliant Energy acquired all of Orion Power’s outstanding shares of common stock for an aggregate purchase price of $2.9 billion.

Reliant Energy accounted for the acquisition as a purchase with assets and liabilities reflected at their estimated fair values. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill for $1.3 billion. The fair value adjustments have been pushed down to Orion Power from Reliant Energy and primarily included adjustments in property, plant and equipment, goodwill, contractual rights and obligations, severance liabilities, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. These fair value adjustments were finalized in February 2003, based on final valuations of property, plant and equipment, intangible assets and other assets and obligations. There were no additional material modifications to the preliminary adjustments from December 31, 2002.

Reliant Energy’s net purchase price allocated to Orion Power’s book value was as follows (in millions):

Purchase Price Allocation
Current assets	$636
Property, plant and equipment	3,823
Goodwill	1,324
Other intangibles	477
Other long-term assets	103

Total assets acquired	6,363

Current liabilities	(1,777)
Current contractual obligations	(29)
Long-term contractual obligations	(86)
Long-term debt	(1,006)
Other long-term liabilities	(501)

Total liabilities assumed	(3,399)

Net assets acquired	$2,964

Adjustments to property, plant and equipment and other intangibles, excluding contractual rights, are based primarily on valuation reports prepared by independent appraisers and consultants.

The following factors contributed to the recognized goodwill of $1.3 billion: commercialization value attributable to Reliant Energy’s trading capabilities, commercialization and synergy value associated with fuel procurement in conjunction with Reliant Energy’s existing generating plants in the region, Reliant Energy’s entry into the New York power market, general and administrative cost synergies with Reliant Energy’s existing PJM Interconnection, LLC (PJM) power market generating assets, and Reliant Energy’s risk diversification value due to increased scale, fuel supply mix and the nature of the acquired assets. Of the resulting goodwill, only $105 million is deductible for United States income tax purposes. See note 5 for discussion of the subsequent goodwill impairment in 2003 and 2002.

The components of other intangible assets and the related weighted average amortization period consist of the following, as of the acquisition date:

	Purchase Price Allocation	Weighted Average Amortization Period (Years)
	(in millions)
Air emission regulatory allowances	$314	38
Contractual rights	106	8
Federal Energy Regulatory Commission (FERC) licenses	57	38

Total	$477

There was no allocation of purchase price to any intangible assets that are not subject to amortization. See note 5 for further discussion of goodwill and intangible assets.

The following table presents selected financial information and unaudited pro forma information for the period from January 1, 2002 to February 19, 2002 as if the acquisition had occurred on January 1, 2002:

	As Reported	Pro Forma
	(in millions)
Revenues	$109	$98
Loss from continuing operations	(49)	(49)
Net loss	(52)	(56)

These unaudited pro forma results, based on assumptions deemed appropriate, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition by Reliant Energy had occurred on January 1, 2002. Purchase-related adjustments to the results of operations include the effects on revenues, fuel expense, depreciation and amortization, interest expense, interest income and income taxes. Adjustments that affected revenues and fuel expense were a result of the amortization of contractual rights and obligations relating to the applicable power and fuel contracts that were in existence at January 1, 2002. Such amortization included in the pro forma results above was based on the fair value of the contractual rights and obligations at February 19, 2002. The amounts applicable to 2002 were retroactively applied to January 1, 2002 through February 19, 2002 to arrive at the pro forma effect on that period. The unaudited pro forma condensed financial information presented above reflects the acquisition by Reliant Energy in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142).

(5)	Goodwill and Intangibles

Intangibles. Other intangible assets consist of the following:

	Remaining Weighted Average Amortization Period (Years)	December 31,
		2004		2003
		Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
		(in millions)
Air emission regulatory allowances	38	$404	$(85)	$374	$(46)
Contractual rights	2	22	(21)	22	(15)

Total		$426	$(106)	$396	$(61)

Orion Power recognizes specifically identifiable intangibles, including air emissions regulatory allowances and contractual rights, when specific rights and contracts are acquired. Orion Power has no intangible assets with indefinite lives recorded as of December 31, 2004 and 2003. Orion Power amortizes air emissions regulatory allowances primarily on a units-of-production basis as utilized. All of Orion Power’s intangibles, excluding goodwill, are subject to amortization.

Estimated amortization expense, excluding contractual rights and obligations (see below), for the next five years is as follows (in millions):

2005	$31
2006	26
2007	15
2008	9
2009	9

Total	$90

In connection with Reliant Energy’s acquisition of Orion Power, Orion Power recorded the fair value of certain fuel and power contracts acquired. Orion Power estimated the fair value of the contracts using forward pricing curves as of the acquisition date over the life of each contract. Those contracts with positive fair values at the date of acquisition (contractual rights) were recorded to intangible assets and those contracts with negative fair values at the date of acquisition (contractual obligations) were recorded to other long-term liabilities in the consolidated balance sheet.

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

Orion Power amortized $6 million and $31 million of contractual rights and contractual obligations, respectively, for a net amount of $25 million, during 2004. Orion Power amortized $7 million and $32 million of contractual rights and contractual obligations, respectively, for a net amount of $25 million, during 2003. Orion Power amortized $8 million and $29 million of contractual rights and contractual obligations, respectively, for a net amount of $21 million, during the period from February 20, 2002 to December 31, 2002. Estimated amortization of contractual rights and contractual obligations for the next five years is as follows:

	Contractual Rights	Contractual Obligations	Net Increase in Income
	(in millions)
2005	$1	$(10)	$9
2006	—	(3)	3
2007	—	(1)	1
2008	—	(1)	1
2009	—	(2)	2

Total	$1	$(17)	$16

Goodwill. The following table shows the changes in the carrying amount of goodwill for 2004 and 2003 (in millions):

As of January 1, 2003	$986
Impairment(1)	(585)
Other(2)	(6)

As of December 31, 2003	395
Transfer to discontinued operations(3)	(104)

As of December 31, 2004	$291

(1)	See below for discussion.

(2)	Fair value adjustments related to the Merger were finalized in February 2003. See note 4.

(3)	In May 2004, Orion Power entered into an agreement to sell its hydropower plants. The sale closed in September 2004. This anticipated sale of the hydropower plants required Orion Power to allocate a portion of the goodwill to the operations of the hydropower plants. Orion Power did not allocate any goodwill to its hydropower plants operations, which are classified as discontinued operations, prior to May 2004. See note 15.

As of December 31, 2004 and 2003, Orion Power had $48 million and $95 million, respectively, of net goodwill recorded in its consolidated balance sheets that is deductible for United States income tax purposes for future periods.

SFAS No. 142 requires goodwill to be tested at least annually and more frequently in certain circumstances. The date of Orion Power’s annual impairment test was November 1 for 2004, 2003 and 2002.

2002 Annual Goodwill Impairment Test. Orion Power performed an annual impairment test in 2002 effective November 1, 2002. Based on the fair values determined by management, with the assistance of an independent appraiser, Orion Power recorded an impairment of $338 million in the fourth quarter of 2002. The circumstances leading to the impairment include: a decline in recent acquisition multiples (price per MW) for comparable assets sold due to a significant increase in the number of assets held for sale across the market as energy companies attempt to address capital and liquidity concerns; the constrained development of efficient unregulated markets in which Orion Power operates due to regulatory, capital and liquidity concerns; weaker prices for electric energy, capacity and ancillary services; and market contraction.

July 2003 Goodwill Impairment Test. In July 2003, Reliant Energy entered into an agreement to sell a power generation plant, Desert Basin. Orion Power did not own the plant. As a result of the sale, Reliant Energy was required to allocate a portion of the goodwill in the wholesale energy reporting unit to the Desert Basin plant operations on a relative fair value basis as of July 2003 in order to compute the loss on disposal. Reliant Energy was also required to test the recoverability of goodwill in the remaining wholesale energy reporting unit as of July 2003.

As a result of the July 2003 test, Orion Power recognized an impairment of $585 million (pre-tax and after-tax) in the third quarter of 2003. This impairment was due to a decrease in the estimated fair value of Orion Power. This change in fair value was primarily due to: (a) reduced projected commercialization opportunities related to its power generation assets; (b) lower projected regulatory capacity values due to the lack of development of appropriate market structures and a lower outlook for revenues from existing regulatory capacity markets; (c) reduced long-term margins from its existing portfolio as a result of lowering the estimates of the margins required to induce new capacity to enter the markets; (d) lower market and comparable public company values data; and (e) the level of working capital; partially offset by reductions in Orion Power’s projected commercial, operational and support groups costs and lower projected operations and maintenance expense.

2003 Annual Goodwill Impairment Test. Orion Power performed its annual goodwill impairment test effective November 1, 2003 and determined that no additional impairments of goodwill had occurred since July 2003.

May 2004 Goodwill Impairment Test. In May 2004, Orion Power signed an agreement to sell the hydropower plants. This sale required Orion Power to allocate a portion of the goodwill to the assets being sold on a relative fair value basis as of May 2004 in order to compute the gain on disposal. As of May 2004, Orion Power also tested the recoverability of its remaining goodwill and determined that no impairment had occurred. See note 15.

2004 Annual Goodwill Impairment Test. Orion Power performed its annual goodwill impairment test effective November 1, 2004 and determined that there were no impairments of goodwill.

Estimation of Fair Value. Orion Power estimates the fair value based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches (income approach, market approach and comparable public company approach), (b) projections about future power generation margins, (c) estimates of its future cost structure, (d) discount rates for its estimated cash flows, (e) selection of peer group companies for the public company approach, (f) required level of working capital, (g) assumed terminal value and (h) time horizon of cash flow forecasts.

The income approach used in the analyses is a discounted cash flow analysis based on Orion Power’s internal forecasts and contains numerous assumptions made by management and the independent appraiser, any of which if changed could significantly affect the outcome of the analyses. Orion Power believes the income approach is the most subjective of the approaches.

Management has determined the fair value of Orion Power with the assistance of an independent appraiser. In determining the fair value of Orion Power, the following key assumptions were made: (a) the markets in which Orion Power operates will continue to be deregulated; (b) there will be a recovery in electricity margins over time to a level sufficient such that companies building new generation facilities can earn a reasonable rate of return on their investment and (c) the economics of future construction of new generation facilities will likely be driven by regulated utilities (in 2003 and 2004 only). As part of the process, Orion Power modeled all of its power generation facilities and those of others in the regions in which it operates. The following table summarizes certain of these significant assumptions:

	November 2004	May 2004	November 2003	July 2003	November 2002
Number of years used in internal cash flow analysis	15	15	15	15	15
EBITDA(1) multiple for terminal values	7.5	7.5	7.5	7.5	7.5
Risk-adjusted discount rate for our estimated cash flows	9.0%	9.0%	9.0%	9.0%	9.0%
Average anticipated growth rate for demand in power(2)	2.0%	2.0%	2.0%	2.0%	2.0%
Long-term after-tax return on investment for new investment(3)	7.5%	7.5%	7.5%	7.5%	9.0%

(1)	EBITDA is defined as earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization expense.

(2)	Depending on the region, the specific rate is projected to be somewhat higher or lower.

(3)	Based on the assumption in 2003 and 2004 that regulated utilities will be the primary drivers underlying the construction of new generation facilities, Orion Power has assumed that the after-tax return on investment will yield a return representative of a regulated utility’s cost of capital (7.5%) rather than that of an independent power producer (9.0%). Based on changes in assumed market conditions, including regulatory rules, Orion Power changed in 2003 the projected time horizon for substantially achieving the after-tax return on investment to 2008 – 2012 (depending on region). Formerly, Orion Power had assumed that the time horizon for substantially achieving this rate of return was 2006 – 2010.

Potential Future Impairments of Goodwill. In the future, Orion Power could have additional impairments of goodwill that would need to be recognized if the wholesale energy market outlook changes negatively. In addition, ongoing evaluations of the wholesale energy business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in additional impairment charges related to goodwill, impact Orion Power’s fixed assets’ depreciable lives or result in fixed asset impairment charges.

(6)	Derivative Instruments

Orion Power is exposed to various market risks. These risks arise from the ownership of assets and operation of the business. Orion Power utilizes derivative instruments such as futures, physical forward contracts, swaps and options to mitigate the impact of changes in electricity, natural gas and fuel prices on Orion Power’s results of operations and cash flows. Orion Power utilized interest rate swaps to mitigate the impact of changes in interest rates.

Orion Power elects one of three accounting methods (cash flow hedge, mark-to-market or “normal purchases and sales exceptions”) for derivatives based on facts and circumstances. Orion Power also considers the administrative cost of applying a particular accounting treatment versus the benefits.

Reliant Energy has a risk control framework, to which Orion Power is subject, designed to monitor, measure and define appropriate transactions to hedge and manage the risk in its existing portfolio of assets and contracts and to authorize new transactions. These risks fall into three different categories: market risk, credit risk and operational risk. Key risk control activities include definition of appropriate transactions for hedging, credit review and approval, credit and performance risk measurement and monitoring, validation of transactions, portfolio valuation and daily portfolio reporting including mark-to-market valuation, value-at-risk and other risk measurement metrics. Orion Power seeks to monitor and control its risk exposures through a variety of separate but complementary processes and committees, which involve business unit management, senior management and Reliant Energy’s Board of Directors.

The primary types of derivatives used by Orion Power are described below:

•	Futures contracts are exchange-traded standardized commitments to purchase or sell an energy commodity or financial instrument, or to make a cash settlement, at a specific price and future date.

•	Physical forward contracts are commitments to purchase or sell energy commodities in the future.

•	Swap agreements require payments to or from counterparties based upon the differential between a fixed price and variable index price (fixed price swap) or two variable index prices (variable price swap) for a predetermined contractual notional amount. The respective index may be an exchange quotation or an industry pricing publication.

•	Option contracts convey the right to buy or sell an energy commodity or a financial instrument at a predetermined price or settlement of the differential between a fixed price and a variable index price or two variable index prices.

The fair values of Orion Power’s derivative activities as of December 31, 2004 and 2003 are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

(a)	Derivative Activities.

Prior to the energy delivery period, Orion Power attempts to hedge, in part, the economics of its business. Derivative instruments are used to mitigate exposure to variability in future cash flows from probable, anticipated future transactions attributable to commodity price risk (energy derivatives) and interest rate risk.

During 2004, 2003, the period from February 20, 2002 to December 2002 and the period from January 1, 2002 to February 19, 2002, there was no hedge ineffectiveness recorded from derivatives that are designated and qualify as cash flow hedges. In addition, no component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness for 2004, 2003, the period from February 20, 2002 to December 2002 and the period from January 1, 2002 to February 19, 2002. If it becomes probable that an anticipated transaction will not occur, Orion Power realizes in net income (loss) the deferred gains and losses recognized in accumulated other comprehensive loss. During 2004, 2003, the period from February 20, 2002 to December 2002 and the period from January 1, 2002 to February 19, 2002, there were no amounts that were excluded from the hedge ineffectiveness of gains/losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of December 31, 2004 and 2003, the maximum length of time Orion Power is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding the payment of variable interest on existing financial instruments, is three years and two years, respectively. As of December 31, 2003, the maximum length of time Orion Power was hedging its exposure to the payment of variable interest rates was three years. As of December 31, 2004 and 2003, accumulated other comprehensive gain from derivative instruments, net of tax, was $41 million and $5 million, respectively. As of December 31, 2004, Orion Power expects $29 million of accumulated other comprehensive gain to be reclassified into its results of operations during 2005.

Interest Rate Derivatives. For a discussion of Orion Power’s interest rate derivatives, see note 7(d).

(b)	Credit Risk.

Credit risk is inherent in Orion Power’s commercial activities and relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. In Orion Power’s business operations, credit is often extended to counterparties. Many of these parties have below investment grade credit ratings. Reliant Energy has broad credit policies and parameters, to which Orion Power is subject. Orion Power seeks to enter into contracts that permit it to net receivables and payables within a given contract. Orion Power also enters into contracts that enable it to obtain collateral from a counterparty as well as to terminate upon the occurrence of certain events of default. The credit risk control organization establishes counterparty credit limits. Reliant Energy employs tiered levels of approval authority for counterparty credit limits, with authority increasing from the credit risk control organization through senior management. Credit risk exposure is monitored daily and the financial condition of Orion Power’s counterparties is reviewed periodically.

If any of Orion Power’s counterparties fail to perform, it might be forced to acquire alternative hedging arrangements or be required to replace the underlying commitment at then-current market prices. Despite using collateral agreements in many instances to mitigate against these credit risks, Orion Power is exposed to the risk that it may not be able to collect amounts owed to it. To the extent a counterparty fails to perform and any collateral secured is insufficient, Orion Power will incur additional losses.

As of December 31, 2004, three non-investment grade and one investment grade counterparties represented 54% ($97 million) and 24% ($44 million), respectively, of Orion Power’s total credit exposure, net of collateral. As of December 31, 2003, two investment grade counterparties represented 44% ($46 million) of Orion Power’s total credit exposure, net of collateral. There were no other counterparties representing greater than 10% of Orion Power’s total credit exposure, net of collateral.

(7)	Credit Facilities, Notes and Other Debt

(a)	Overview.

An overview of the outstanding debt to third parties as of December 31, 2004 and 2003 is presented in the following table. As of December 31, 2004, Orion Power was in compliance with all of its debt covenants.

	December 31,
	2004			2003
	Weighted Average Stated Interest Rate(1)	Long-term	Current	Weighted Average Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Banking or Credit Facilities, Bonds and Notes
Orion Power Holdings and Subsidiaries:
Orion Power Holdings senior notes due 2010	12.00	$400	$—	12.00	$400	$—
Orion MidWest term loan due 2005(2)	—	—	—	3.93	312	91
Orion MidWest revolving working capital facility due 2005(2)	—	—	—	—	—	—

Total facilities, bonds and notes(3)		400	—		712	91

Other
Adjustment to fair value of debt(4)		49	8		58	8
Adjustment to fair value of interest rate swaps(4)		—	—		20	8

Total other debt		49	8		78	16

Total debt		$449	$8		$790	$107

(1)	The weighted average stated interest rates are for borrowings outstanding as of December 31, 2004 or 2003.

(2)	These amounts were refinanced or repaid in 2004.

(3)	As of December 31, 2003, Orion Power classified the following debt amounts as discontinued operations: (a) Orion Power New York, L.P. (Orion New York) credit facility – $ 333 million, (b) Orion Power MidWest, L.P. (Orion MidWest) credit facility – $482 million and (c) Liberty – $262 million. See notes 15 and 16.

(4)	Debt and interest rate swaps acquired by Reliant Energy in the Orion Power acquisition were adjusted to fair market value as of the acquisition date. Included in the adjustment to fair value of debt is $57 million and $66 million related to the Orion Power Holdings senior notes as of December 31, 2004 and 2003, respectively. Included in the adjustment to fair value of interest rate swaps is $28 million related to the Orion MidWest credit facility as of December 31, 2003. Included in interest expense is amortization of $9 million, $8 million and $5 million for valuation adjustments for debt and $7 million, $12 million and $15 million for valuation adjustments for interest rate swaps, respectively, for 2004, 2003 and the period from February 20, 2002 to December 31, 2002, respectively.

The following table sets forth the amounts of debt upon maturity of Orion Power’s debt as of December 31, 2004 (in millions):

2005	$—
2006	—
2007	—
2008	—
2009	—
2010 and thereafter	400

Subtotal	400
Other items included in debt	57

Total debt	$457

As of December 31, 2004 and 2003, notes aggregating $400 million were unsecured.

(b)	Outstanding Notes.

2004 Financing Activity. In December 2004, Reliant Energy completed a $4.25 billion refinancing. In connection with this, Orion MidWest repaid its remaining outstanding principal under its credit facility ($241 million) and terminated its associated interest rate swaps due in 2007. In 2004, Orion Power also transferred its ownership interest in Liberty (including its related project financing debt) to Liberty’s lenders (see note 16) and repaid the debt of Orion New York and a portion of the debt of Orion MidWest from the net proceeds from the sale of its hydropower plants (see note 15). See note 3 for discussion of Orion Power’s debt obligations to Reliant Energy.

Orion Power Holdings Senior Notes. Orion Power Holdings has outstanding $400 million aggregate principal amount of 12% senior notes due 2010. The senior notes are senior unsecured obligations of Orion Power Holdings, are not guaranteed by any of Orion Power Holdings’ subsidiaries and are non-recourse to Reliant Energy. The senior notes indenture contains covenants that restrict (unless certain conditions are met) the ability of Orion Power Holdings and certain of its subsidiaries to, among other actions, (a) pay dividends, (b) incur indebtedness or issue preferred stock, (c) make investments, (d) divest assets, (e) encumber its assets, (f) enter into transactions with affiliates, (g) engage in unrelated businesses and (h) engage in sale and leaseback transactions. As of December 31, 2004, conditions under these covenants have been met that, among other actions, allow the payment of dividends.

In 2002, upon the Merger, Orion Power recorded the senior notes at an estimated fair value of $479 million and is amortizing the $79 million premium to interest expense over the life of the notes.

(c)	Refinanced or Repaid Historical Credit Facilities and Notes.

Orion MidWest and Orion New York Credit Agreements. During October 2002, Orion Power repaid and terminated the Orion Power Holdings revolving credit facility and refinanced the Orion MidWest and Orion New York credit agreements. In connection with these refinancings, Orion Power applied excess cash of $145 million to prepay and terminate the Orion Power Holdings revolving credit facility and to reduce the term loans and revolving working capital facilities at Orion MidWest and Orion New York. In connection with the sale of Orion Power’s hydropower plants in September 2004, Orion Power repaid the entire outstanding balance under the Orion New York credit agreement and repaid a portion of the Orion MidWest credit agreement. This related debt is included in discontinued operations. See note 15 for further discussion.

The loans under the Orion MidWest facility bore interest at LIBOR plus a margin or at a base rate plus a margin. The LIBOR margin was 2.75% as of December 31, 2003 and increased up to 3.75% in 2004.

Orion Power Holdings 4.5% Convertible Senior Notes. During 2002, Orion Power repurchased the outstanding Orion Power Holdings 4.5% convertible senior notes totaling $200 million.

(d)	Interest Rate Derivative Instruments.

The following table summarizes Orion Power’s interest rate derivative instruments as of December 31, 2003:

	Notional Amount	Fair Value	Contracts Expire
	(in millions)
Fixed for floating interest rate swaps(1)	$300	$(48)	2007

(1)	These interest rate swaps hedged the floating interest rate risk associated with Orion Power’s floating rate long-term debt. These swaps qualified as cash flow hedges under SFAS No. 133 and the periodic settlements were recognized as an adjustment to interest expense in the consolidated statements of operations over the term of the swap agreements. As of December 31, 2003, floating rate LIBOR-based interest payments were exchanged for weighted fixed rate interest payments of 7.66%. As of December 31, 2003, these swaps had negative termination values (i.e., Orion Power would have to pay). See note 6 for information regarding derivative financial instruments.

As of December 31, 2003, Orion Power’s interest rate swaps were held by Orion MidWest. In connection with the 2004 retirement of the Orion MidWest term loan, the related swaps were terminated. As of December 31, 2004, Orion Power has $6 million of deferred losses (pre-tax) in accumulated other comprehensive loss related to its interest rate swaps and is amortizing the loss into interest expense through June 2007.

(8)	Stockholder’s Equity

The Merger (see note 1) resulted in the purchase by Reliant Energy of all of Orion Power Holdings’ outstanding shares of common stock. Subsequently, Reliant Energy beneficially owned all of Orion Power Holdings’ common stock.

In the Merger, a wholly-owned subsidiary of Reliant Energy was merged into Orion Power Holdings. Orion Power Holdings was the surviving entity. In accordance with the Merger, effective on February 19, 2002, Orion Power Holdings converted each issued and outstanding share of common stock, par value $0.01, into the right to receive $26.80 per share in cash resulting in the cancellation of all issued and outstanding shares, warrants and options of Orion Power Holdings. Additionally, each share of common stock of the subsidiary, par value $1.00 per share, issued and outstanding immediately prior to February 19, 2002, was converted into one share of common stock of Orion Power Holdings. As of December 31, 2004 and 2003, Orion Power had 1,000 shares authorized, issued and outstanding with a par value of $1.00 per share.

(9)	Retirement and Other Benefit Plans

(a)	Pension.

Orion Power contributes to multiple noncontributory defined benefit pension plans covering certain union and non-union employees. Effective January 2005, certain union and non-union employees will no longer accrue benefits under any defined benefit pension plan. Depending on the plan, the benefit payment is either based on years of service with final average salary and covered compensation, or in the form of a cash balance account that grows based on a percentage of annual compensation and accrued interest.

The funding policy is to review amounts annually in accordance with applicable regulations in order to determine contributions necessary to achieve adequate funding of projected benefit obligations. The plans use a December 31 measurement date. The pension obligation and funded status are as follows:

	Year Ended December 31,
	2004	2003
	(in millions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$52.7	$41.8
Service cost	4.2	3.6
Interest cost	3.4	2.8
Curtailments and benefits enhancement	(4.9)	—
Benefits paid	(0.5)	(0.3)
Plan amendments	8.2	0.7
Actuarial (gain) loss	(1.3)	4.1

Benefit obligation, end of year	$61.8	$52.7

Change in Plan Assets
Fair value of plan assets, beginning of year	$24.2	$14.1
Employer contributions	7.2	6.7
Benefits paid	(0.5)	(0.3)
Actual investment return	3.0	3.7

Fair value of plan assets, end of year	$33.9	$24.2

Reconciliation of Funded Status
Funded status	$(27.9)	$(28.5)
Unrecognized prior service cost	9.2	1.8
Unrecognized actuarial loss	4.7	12.3

Net amount recognized, end of year	$(14.0)	$(14.4)

Amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2004	2003
	(in millions)
Accrued benefit cost	$(20.3)	$(14.4)
Intangible asset	6.0	—
Accumulated other comprehensive loss	0.3	—

Net amount recognized	$(14.0)	$(14.4)

The accumulated benefit obligation for all defined benefit plans was $50 million and $32 million as of December 31, 2004 and 2003, respectively.

Net pension cost includes the following components:

	Current Orion			Former Orion
	Year Ended December 31,		February 20, 2002 to December 31, 2002	January 1, 2002 to February 19, 2002
	2004	2003
		(in millions)
Service cost	$4.2	$3.6	$2.5	$0.4
Interest cost	3.4	2.8	1.7	0.2
Expected return on plan assets	(2.1)	(1.4)	(1.0)	—
Curtailments and benefits enhancement	0.4	—	—	—
Net amortization	1.0	0.8	—	0.2

Net pension cost	$6.9	$5.8	$3.2	$0.8

The significant weighted average assumptions used to determine the pension benefit obligation include the following:

	December 31,
	2004	2003
Discount rate	5.75%	6.25%
Rate of increase in compensation levels	3.0%	4.5%

The significant weighted average assumptions used to determine the net pension cost include the following:

	Current Orion			Former Orion
	Year Ended December 31,		February 20, 2002 to December 31, 2002	January 1, 2002 to February 19, 2002
	2004	2003
Discount rate	6.25%	6.75%	7.25%	7.25%
Rate of increase in compensation levels	4.5%	4.5%	4.0%	4.0%
Expected long-term rate of return on assets	7.5%	8.5%	8.5%	8.5%

As of December 31, 2004 and 2003, the expected long-term rate of return on pension plan assets is developed based on third party models. These models consider expected inflation, current dividend yields, expected corporate earnings growth and risk premiums based on the expected volatility of each asset category. The expected long-term rates of return for each asset category are weighted to determine the overall expected long-term rate of return on pension plan assets. In addition, peer data and historical returns are reviewed.

Orion Power’s pension plan weighted average asset allocations as of December 31, 2004 and 2003 and target allocation for 2005 by asset category are as follows:

	Percentage of Plan Assets as of December 31,		Target Allocation
	2004	2003	2005
Domestic equity securities	55%	55%	55%
International equity securities	15	15	15
Debt securities	30	30	30

Total	100%	100%	100%

In managing the investments associated with the pension plans, Orion Power’s objective is to exceed, on a net-of-fee basis, the rate of return of a performance benchmark composed of the following indices:

Asset Class	Index	Weight
Domestic equity securities	Wilshire 5000 Index	55%
International equity securities	MSCI All Country World Ex-U.S. Index	15
Debt securities	Lehman Brothers Aggregate Bond Index	30

Total		100%

As a secondary measure, asset performance is compared to the returns of a universe of comparable funds, where applicable, over a full market cycle. Reliant Energy’s benefits committee reviews plan asset performance each quarter by comparing the actual quarterly returns of each asset class to its related benchmark.

During 2004, 2003, the period from February 20, 2002 to December 31, 2002 and the period from January 1, 2002 to February 19, 2002, Orion Power made cash contributions of $7 million, $7 million, $5 million and $1 million, respectively, to its pension plans. Orion Power expects cash contributions to approximate $4 million during 2005. The plans expect to make pension benefit payments, which reflect expected future service as appropriate, as follows (in millions):

2005	$0.5
2006	0.7
2007	1.0
2008	1.4
2009	1.8
2010-2014	17.9

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2004	2003
	(in millions)
Projected benefit obligation	$61.8	$52.7
Accumulated benefit obligation	50.4	32.3
Fair value of plan assets	33.9	24.2

Effective January 2005, certain union and non-union employees will no longer accrue benefits under any defined benefit pension plan. This change resulted in a $5 million decrease in the pension benefit obligation during 2004. In addition, during 2004, the retiree benefit formula for certain union employees was redesigned and additional benefits were provided to non-union employees who were curtailed from the plans. These changes resulted in an $8 million increase in the pension benefit obligation during 2004.

One of the pension plans was amended in July 2003 to provide certain plan design changes in accordance with a collective bargaining agreement, and was amended again in October 2003 to make certain design changes to the forms of pension distributions under the plan. These changes resulted in a $1 million increase in the projected benefit obligation in 2003.

(b)	Savings Plan.

Orion Power employees participate in an employee savings plan that is a tax-qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and includes a cash or deferred arrangement under Section 401(k) of the Code.

Under the plan, participating employees may contribute a portion of their compensation, pre-tax or after-tax, generally up to a maximum of 18% of compensation. Orion Power’s savings plan matching contribution, any payroll period discretionary employer contribution and any discretionary annual employer contribution will be made in cash.

Orion Power’s savings plan benefit expense was $1 million each during 2004, 2003 and the period from February 20, 2002 to December 31, 2002 and was $0.4 million during the period from January 1, 2002 to February 19, 2002.

(c)	Postretirement Benefits.

Orion Power funds its postretirement benefits on a pay-as-you-go basis. Orion Power uses a December 31 measurement date for its plans.

Accumulated postretirement benefit obligation and funded status are as follows:

	Year Ended December 31,
	2004	2003
	(in millions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$27.5	$23.8
Service cost	1.0	1.1
Interest cost	1.7	1.6
Benefit payments	—	(0.1)
Plan amendments	(2.5)	—
Actuarial loss	2.8	1.1

Benefit obligation, end of year	$30.5	$27.5

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	—	0.1
Benefits paid	—	(0.1)

Fair value of plan assets, end of year	$—	$—

Reconciliation of Funded Status
Funded status	$(30.5)	$(27.5)
Unrecognized prior service cost	(2.4)	—
Unrecognized actuarial loss	(2.0)	(4.9)

Net amount recognized, end of year	$(34.9)	$(32.4)

Amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2004	2003
	(in millions)
Accrued benefit cost	$(34.9)	$(32.4)

Net postretirement benefit cost includes the following components:

	Current Orion			Former Orion
	Year Ended December 31,		February 20, 2002 to December 31, 2002	January 1, 2002 to February 19, 2002
	2004	2003
		(in millions)
Service cost	$1.0	$1.1	$1.1	$0.1
Interest cost	1.7	1.6	1.7	0.2
Net amortization	(0.3)	(0.4)	—	0.1

Net postretirement benefit cost	$2.4	$2.3	$2.8	$0.4

Orion Power expects to make postretirement benefit payments, which reflect expected future service as appropriate, as follows (in millions):

2005	$0.3
2006	0.4
2007	0.7
2008	0.9
2009	1.2
2010-2014	10.3

The significant weighted average assumptions used to determine the accumulated postretirement benefit obligation include the following:

	December 31,
	2004	2003
Discount rate	5.75%	6.25%
Rate of increase in compensation levels	3.0%	4.5%

The significant weighted average assumptions used to determine the net postretirement benefit cost include the following:

	Current Orion			Former Orion
	Year Ended December 31,		February 20, 2002 to December 31, 2002	January 1, 2002 to February 19, 2002
	2004	2003
Discount rate	6.25%	6.75%	7.25%	7.25%
Rate of increase in compensation levels	4.5%	4.5%	4.0%	4.0%

The following table shows Orion Power’s assumed health care cost trend rates used to measure the expected cost of benefits covered by its postretirement plan:

	Current Orion			Former Orion
	Year Ended December 31,		February 20, 2002 to December 31, 2002	January 1, 2002 to February 19, 2002
	2004	2003
Health care cost trend rate assumed for next year	9.75%	10.5%	11.25%	12.0%
Rate to which the cost trend rate is assumed to gradually decline	5.5%	5.5%	5.5%	5.5%
Year that the rate reaches the rate to which it is assumed to decline	2011	2011	2011	2011

Assumed health care cost trend rates can have a significant effect on the amounts reported for Orion Power’s health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2004:

	One-Percentage Point
	Increase	Decrease
	(in millions)
Effect on service and interest cost	$0.4	$(0.3)
Effect on accumulated postretirement benefit obligation	4.4	(3.6)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. This law introduced a prescription drug benefit, as well as a federal subsidy under certain circumstances to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FASB staff position provides guidance on accounting for the effects of this law. The effects of this law have been incorporated into the measurement of the accumulated postretirement benefit obligation as of December 31, 2004. The effects of this law reduced Orion Power’s accumulated postretirement benefit obligation attributable to past service by approximately $2 million and had an insignificant effect on Orion Power’s net postretirement benefit cost.

(d)	Postemployment Benefits.

Orion Power records postemployment benefits based on SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” which requires the recognition of a liability for benefits provided to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Net postemployment benefit costs were $1 million in 2003 and were insignificant for 2004, the period from February 20, 2002 to December 31, 2002 and for the period from January 1, 2002 to February 19, 2002.

(e)	Other Employee Matters.

As of December 31, 2004, approximately 68% of Orion Power’s employees are subject to collective bargaining arrangements. There are no contracts covering Orion Power’s employees that will expire prior to December 31, 2005.

(10)	Income Taxes

Orion Power’s current and deferred components of income tax (benefit) expense were as follows:

	Current Orion			Former Orion
	Year Ended December 31,		February 20, 2002 to December 31, 2002	January 1, 2002 to February 19, 2002
	2004	2003
	(in millions)
Current:
Federal	$154.7	$(61.0)	$(61.8)	$(22.9)
State	(32.1)	(4.5)	1.2	(8.7)

Total current	122.6	(65.5)	(60.6)	(31.6)

Deferred:
Federal	(145.9)	83.5	102.2	(3.3)
State	(11.0)	1.7	4.6	(1.2)

Total deferred	(156.9)	85.2	106.8	(4.5)

Income tax (benefit) expense	$(34.3)	$19.7	$46.2	$(36.1)

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Current Orion			Former Orion
	Year Ended December 31,		February 20, 2002 to December 31, 2002	January 1, 2002 to February 19, 2002
	2004	2003
		(in millions)
Loss from continuing operations before income taxes	$(10.1)	$(524.6)	$(215.8)	$(84.8)
Federal statutory rate	35%	35%	35%	35%

Income tax benefit at statutory rate	(3.5)	(183.6)	(75.5)	(29.7)

Net addition (reduction) in taxes resulting from:
Goodwill impairment	—	204.8	118.1	—
State income taxes, net of federal income taxes	(20.3)	3.7	8.5	(6.4)
State income tax credits, net of federal income taxes	(7.6)	(5.5)	(4.8)	—
Other, net	(2.9)	0.3	(0.1)	—

Total	(30.8)	203.3	121.7	(6.4)

Income tax (benefit) expense	$(34.3)	$19.7	$46.2	$(36.1)

Effective rate	NM (1)	NM (2)	NM (2)	42.6%

(1)	Not meaningful as Orion Power had a pre-tax loss of $10 million and income tax benefit of $34 million for 2004. The primary reasons are due to (a) approximately $12 million of state income taxes, net of federal income taxes, related to changes in estimates of certain state income tax rates and (b) $8 million of state income tax credits, net of federal income taxes (as discussed below).

(2)	Not meaningful as Orion Power had a pre-tax loss of $525 million and $216 million and income tax expense of $20 million and $46 million for 2003 and the period from February 20, 2002 to December 31, 2002, respectively. The primary reason is due to the goodwill impairments of $585 million and $338 million during 2003 and the period from February 20, 2002 to December 31, 2002, respectively, for which no tax benefit can be recognized as the goodwill is non-deductible.

Following were Orion Power’s tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases:

	As of December 31,
	2004	2003
	(in millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts and credit provisions	$0.3	$0.4
Adjustment to fair value for debt and interest rate swaps, net	3.2	6.5
Employee benefits	1.5	1.9
Other	0.5	1.1

Total current deferred tax assets	5.5	9.9

Non-current:
Employee benefits	20.9	19.5
Operating loss carryforwards	29.2	48.2
Environmental reserves	3.4	3.2
Contractual rights and obligations	6.3	17.0
Adjustment to fair value for debt and interest rate swaps, net	20.0	33.0
Other	3.1	—
Valuation allowance	(12.9)	(33.6)

Total non-current deferred tax assets	70.0	87.3

Total deferred tax assets	$75.5	$97.2

Deferred tax liabilities:
Current:
Derivative assets, net	$22.4	$5.1
Other	1.3	1.2

Total current deferred tax liabilities	23.7	6.3

Non-current:
Depreciation and amortization	247.5	392.3
Derivative assets, net	6.7	1.1
Other	0.4	0.8

Total non-current deferred tax liabilities	254.6	394.2

Total deferred tax liabilities	$278.3	$400.5

Accumulated deferred income taxes, net	$(202.8)	$(303.3)

Tax Attribute Carryovers. At December 31, 2004, Orion Power had approximately $341 million of state net operating loss carryforwards. As of December 31, 2004, Orion Power did not have any federal net operating loss carryforwards. The state loss carryforwards can be carried forward to offset future income through 2024.

The valuation allowance reflects $21 million net decrease in 2004, $4 million net increase in 2003 and $30 million net increase in the period from February 20, 2002 to December 31, 2002. The net decrease in 2004 results primarily from revisions of estimates for state operating loss carryforwards. The net increase in 2003 results primarily from increased state net operating losses in jurisdictions where Orion Power does not expect to receive a future tax benefit. In connection with the Merger, Orion Power recorded a valuation allowance of $30 million in 2002 due to state net operating losses. These net changes for 2004, 2003 and 2002 also resulted from a reassessment of Orion Power’s future ability to use state tax net operating loss carryforwards.

As of December 31, 2004 and 2003, Orion Power has accrued contingent state tax reserves of $8 million and $5 million, respectively. Orion Power evaluates the need for contingent tax reserves on a quarterly basis and any changes in estimates are recorded in its results of operations. It could take several years to resolve certain of these contingencies.

Empire Zone Tax Credits. Certain of Orion Power’s New York operations qualify for the Empire Zone program. The benefits under the program include a New York state income tax reduction credit, a wage tax credit, a sales tax credit and a real property tax credit. All credits are used to offset New York state income tax with any excess credits being refundable. Under current law, Orion Power is entitled to program benefits for a 14-year period, which began in 2001 and ends in 2014.

(11)	Commitments

(a)	Lease Commitments.

Cash Obligations Under Leases. Orion Power’s non-cancelable, long-term operating leases principally consist of rental agreements for building space, data processing equipment and vehicles, including major work equipment. These leases terminate at various dates through 2006. The following table sets forth Orion Power’s cash obligations under non-cancelable long-term operating leases as of December 31, 2004 (in thousands):

2005	$667
2006	189
2007	—
2008	—
2009	—
2010 and thereafter	—

Total	$856

Operating Lease Expense. Total lease expense for all operating leases was $1 million each during 2004, 2003, and the period from February 20, 2002 to December 31, 2002. Total lease expense was insignificant for the period from January 1, 2002 to February 19, 2002.

(b)	Guarantees.

Equity Pledged as Collateral for Reliant Energy. Orion Power Holdings’ equity is pledged as collateral under certain of Reliant Energy’s and its subsidiaries’ credit and debt agreements, which have an outstanding balance of $3.8 billion as of December 31, 2004.

Interests Pledged as Collateral for Reliant Energy. In connection with Orion Power borrowing debt from Reliant Energy (as discussed in note 3), Orion Power Holdings has pledged its interests in Orion Power Capital, Orion New York and Orion MidWest to Reliant Energy under these notes.

Restrictions. Certain of Reliant Energy’s credit and debt agreements restrict Orion Power’s ability to take specific actions, subject to numerous exceptions that are designed to allow for the execution of Reliant Energy’s and its subsidiaries’ business plans in the ordinary course, including the preservation and optimization of existing investments and the ability to provide credit support for commercial obligations.

Other. Orion Power routinely enters into contracts that include indemnification and guarantee provisions. Examples of these contracts include purchase and sale agreements, commodity purchase and sale agreements, operating agreements, service agreements, lease agreements, procurement agreements and certain debt agreements. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. In the case of commodity purchase and sale agreements, generally damages are limited through liquidated damages clauses whereby the parties agree to establish damages as the costs of covering any breached performance obligations. In the case of debt agreements, Orion Power generally indemnifies against liabilities that arise from the preparation, entry into, administration or enforcement of the agreement. Orion Power is unable to estimate its maximum potential amount under these provisions unless and until an event triggering payment under these provisions occurs. However, based on current information, Orion Power considers the likelihood of making any material payments under these provisions to be remote.

(c)	Collateral Posting Provided by Reliant Energy.

As a result of credit rating downgrades in the first quarter of 2003, collateral requirements, which are based on a contractual provision relating to creditworthiness and market exposure, were triggered pursuant to a provision in a power contract between Orion MidWest and one of its customers, which required Orion Power to provide collateral of approximately $16 million. In July 2003, Reliant Energy posted this collateral on Orion MidWest’s behalf. In connection with Reliant Energy’s refinancing in December 2004, Orion MidWest terminated its existing revolving credit facility and transferred the letters of credit outstanding under that facility to Reliant Energy. As of December 31, 2004 and 2003, Reliant Energy had posted $22 million and $16 million, respectively, in collateral on behalf of Orion MidWest. There is no obligation by Orion MidWest to repay this collateral to Reliant Energy.

(d)	Other Commitments.

Property, Plant and Equipment Purchase Commitments. As of December 31, 2004, Orion Power had no significant purchase commitments for property, plant and equipment.

Fuel Supply Commitments. Orion Power is a party to fuel supply contracts that have various quantity requirements and durations that are not classified as derivative assets and liabilities and hence are not included in the consolidated balance sheet as of December 31, 2004. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2004 (in millions):

2005	$136
2006	105
2007	51
2008	—
2009	—
2010 and thereafter	—

Total	$292

As of December 31, 2004, the maximum remaining terms under any individual fuel supply contract is three years.

Sales Commitments. As of December 31, 2004, we have sales commitments, including electric energy and capacity sales contracts, which are not classified as derivative assets and liabilities and hence are not included in our consolidated balance sheet. The estimated minimum sales commitments under these contracts are as follows (in millions):

2005	$22
2006	11
2007	8
2008	—
2009	—

Total	$41

Other Commitments. In addition to items discussed in the consolidated financial statements, Orion Power has other contractual commitments with various quantity requirements and durations that are not considered material either individually or in the aggregate to its results of operations or cash flows.

(12)	Contingencies

Legal and Environmental Matters.

Orion Power is involved in a number of legal, environmental and other proceedings before courts and governmental agencies.

Remediation Obligations. Under a consent order issued by the New York State Department of Environmental Conservation (NYSDEC order), Orion Power New York GP, Inc. and Astoria Generating Company, LP have assumed certain responsibilities and costs associated with past releases of petroleum and other substances at two generation facilities. Based on the evaluations with assistance from third-party consultants and engineers, Orion Power has recorded the estimated liability for the remediation costs of $6 million and $7 million as of December 31, 2004 and 2003, respectively, of which Orion Power expects to spend all of the $6 million over the next five years.

Under the NYSDEC order, Orion Power New York GP, Inc. is also required to evaluate certain technical changes to modify the intake cooling system of one of its plants. Depending on the outcome of discussions regarding the technical changes, if any, that are required to be implemented, including the form of technology ultimately selected, Orion Power estimates that it will be required to make approximately $75 million in capital expenditures over a four-year period in order to comply with this order. Orion Power expects to begin modifying the intake cooling system in 2005.

New Source Review Matters. The United States Environmental Protection Agency (EPA) and various states are conducting investigations regarding the historical compliance of coal-fueled electric generating stations with the “New Source Review” requirements of the Clean Air Act. The EPA and the United States Department of Justice initiated formal enforcement actions and litigation against several power generation companies, other than Orion Power, alleging that these companies violated New Source Review requirements by modifying their facilities without proper pre-construction permit authority. Since June 1998, two of Orion Power’s coal-fired facilities have received EPA requests for information related to work activities conducted at those sites. The EPA has also agreed to provide information relating to the New Source Review investigations to the New York state attorney general’s office. The EPA has not filed an enforcement action or initiated litigation in connection with these facilities at this time. Although Orion Power cannot predict the ultimate outcome of the EPA’s investigation, any litigation, if pursued successfully by the EPA, could accelerate the timing of emission reductions anticipated as a result of proposed regulations, which could result in significant capital expenditures and the imposition of penalties.

(13)	Estimated Fair Value of Financial Instruments

The fair values of financial instruments, including cash and cash equivalents and derivative assets and liabilities, are equivalent to their carrying amounts in the consolidated balance sheets.

The carrying values and related fair market values of Orion Power’s short-term and long-term debt from continuing operations (see note 7) are detailed as follows:

	December 31,
	2004		2003
	Carrying Value	Fair Market Value(1)	Carrying Value(2)	Fair Market Value(1) (2)
	(in millions)
Fixed rate debt	$457	$508	$466	$488
Floating rate debt	—	—	403	403

Total debt, excluding adjustment to fair value of interest rate swaps	$457	$508	$869	$891

(1)	The fair market values of the fixed rate debt and floating rate debt were based on (a) Orion Power’s incremental borrowing rates for similar types of borrowing arrangements or (b) information from market participants.

(2)	These amounts exclude $28 million related to the fair value of interest rate swaps.

(14)	Unaudited Quarterly Information

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$244	$258	$347	$240
Revenues – affiliates	12	1	1	9

Total revenues	256	259	348	249
Gross margin(1)	136	113	182	120
Operating income (loss)(2)	13	(6)	56	3
(Loss) income from continuing operations before income taxes	(4)	(23)	38	(21)
(Loss) income from continuing operations	(1)	(12)	27	10
(Loss) income from discontinued operations	(3)	(8)	41	(52)
Net (loss) income	(4)	(20)	68	(42)

(1)	Total revenues less fuel and purchased power.

(2)	Included in operating income (loss) is expense of $16 million, $11 million, $12 million and $19 million for the first, second, third and fourth quarters, respectively, relating to corporate and administrative services as provided by affiliates. See note 3

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$234	$220	$363	$210
Revenues – affiliates	17	1	6	9

Total revenues	251	221	369	219
Gross margin(1)	130	126	212	119
Operating income (loss)(2)	27	13	(479)	(14)
Income (loss) from continuing operations before income taxes	9	(5)	(498)	(31)
Income (loss) from continuing operations	6	(2)	(532)	(16)
(Loss) income from discontinued operations	(8)	4	(6)	(4)
(Loss) income before cumulative effect of accounting change	(2)	2	(538)	(20)
Cumulative effect of accounting change, net of tax	2	—	—	—
Net income (loss)	—	2	(538)	(20)

(1)	Total revenues less fuel and purchased power.

(2)	Included in operating income (loss) is expense of $14 million, $14 million, $12 million and $23 million for the first, second, third and fourth quarters, respectively, relating to corporate and administrative services as provided by affiliates. See note 3.

The variances in revenues from quarter to quarter for 2004 and 2003 were primarily due to (a) the seasonal fluctuations in demand for electric energy and energy services and (b) changes in energy commodity prices. Changes in operating income (loss) and net income (loss) from quarter to quarter for 2004 and 2003 were primarily due to:

•	the seasonal fluctuations in demand for electric energy and energy services;

•	changes in energy commodity prices; and

•	the timing of maintenance expenses on electric generation plants.

In addition, operating income (loss) and net income (loss) changed from quarter to quarter in 2004 by:

•	$70 million in loss from discontinued operations due to loss on transfer of Liberty operations in the fourth quarter of 2004 (only impacted net loss) (see note 16) and

•	$45 million in income from discontinued operations due to gain on sale of hydropower plants in the third ($48 million in income) and fourth ($3 million in loss) quarters of 2004 (only impacted net loss) (see note 15).

Also, operating income (loss) and net income (loss) changed from quarter to quarter in 2003 by the $585 million goodwill impairment in the third quarter of 2003 (see note 5).

(15)	Discontinued Operations — Sale of the Hydropower Plants

General. In September 2004, Orion Power sold its equity interests in subsidiaries owning 71 operating hydropower plants and a fossil-fueled, combined-cycle generation plant with a total aggregate net generating capacity of 770 MW located in upstate New York. The purchaser is an indirect subsidiary of Brascan Corporation, a Canadian asset management company. The purchase price, prior to closing adjustments for changes in certain intercompany accounts, interest and taxes, was $900 million in cash. The adjusted purchase price paid at closing was $870 million. After transaction costs, estimated purchase price adjustments, estimated taxes, accrued interest and interest rate swap termination, our estimated net proceeds were $804 million.

Use of Proceeds. Under the terms of certain credit agreements, Orion Power was required to apply all net cash proceeds from the sale to pay off indebtedness (including swap obligations) (a) first, under the Orion New York credit facility, and (b) then under the Orion MidWest credit facility. The Orion New York credit facility, including swap obligations, was repaid in its entirety and terminated. The Orion MidWest credit facility was partially repaid ($457 million) with a portion of the net cash proceeds. See note 7.

Assumptions Related to Debt, Interest Rate Swaps and Interest Expense of Discontinued Operations. Based on our contractual obligation to apply the net proceeds from the sale to the prepayment of debt under the Orion New York and Orion MidWest credit facilities, Orion Power has reported as discontinued operations all outstanding debt, interest rate swaps and deferred financing costs, including associated interest, under the Orion New York credit facility.

In addition, Orion Power has reported as discontinued operations $482 million of outstanding debt under the Orion MidWest credit facility as of December 31, 2003, as well as the associated interest expense for 2004, 2003, the period from February 20, 2002 to December 31, 2002 and the period from January 1, 2002 to February 19, 2002, based on the receipt of estimated net proceeds from the sale. In connection with the debt reported as discontinued operations under the Orion MidWest credit facility, Orion Power has reported the associated interest expense on the interest rate swaps and deferred financing costs as discontinued operations.

Accounting Treatment of Sale Transaction. Orion Power recorded an after-tax gain on the closing of the sale of approximately $45 million, which includes the effects of allocated goodwill of $104 million. This estimated gain is subject to changes due to the final determination of state taxes to be paid.

Assets and liabilities related to the hydropower plants discontinued operations were as follows as of December 31, 2003 (in millions):

Current Assets:
Restricted cash	$17
Accounts receivable, net	31
Other current assets	18

Total current assets	66

Property, Plant and Equipment, net	536
Other Assets:
Other intangibles, net	69
Other	13

Total long-term assets	618

Total Assets	$684

Current Liabilities:
Current portion of long-term debt and short-term borrowings	$39
Accounts payable, principally trade	7
Derivative liabilities	9
Other current liabilities	6

Total current liabilities	61

Other Liabilities:
Derivative liabilities	8
Other liabilities	78

Total other liabilities	86
Long-term Debt	795	(1)

Total long-term liabilities	881

Total Liabilities	$942

Accumulated other comprehensive loss	$(10)

(1)	This amount includes $19 million related to adjustment to fair value of interest rate swaps. See note 7(d).

Revenues and pre-tax income (loss) related to the hydropower plants discontinued operations were as follows:

	Current Orion				Former Orion
	Year Ended December 31,			February 20, 2002 to December 31, 2002	January 1, 2002 to February 19, 2002
	2004		2003
			(in millions)
Revenues	$95		$118	$89	$13
Income (loss) before income taxes	125	(1)(2)	(7)	(3)	(6)

(1)	Included in this amount is a $146 million pre-tax gain related to the disposition.

(2)	Included in this amount is a $6 million loss related to the reclassification of other comprehensive loss from equity to the statement of operations related to the Orion New York interest rate swaps as it became probable during that period that the related forecasted transactions would not occur.

(16)	Discontinued Operations — Transfer of the Liberty Operations to its Lenders

In December 2004, Orion Power transferred its ownership interests in Liberty, including its non-recourse debt, to Liberty’s lenders. Liberty, which had been in default under its credit agreement, owns a 530 MW combined-cycle, natural gas-fired power generation facility. The terms of the transfer did not require Orion Power to make any payments to Liberty’s lenders.

In the fourth quarter of 2004, Orion Power recorded a pre-tax non-cash loss of $70 million reflecting the impairment of the net book value in Liberty. Orion Power has reclassified the historical results of operations of its Liberty operations to discontinued operations.

Assets and liabilities related to Liberty’s discontinued operations were as follows as of December 31, 2003 (in millions):

Current Assets:
Restricted cash	$6
Accounts receivable, net	3
Other current assets	11

Total current assets	20

Property, Plant and Equipment, net	348
Other Assets:
Other intangibles, net	30
Other	12

Total long-term assets	390

Total Assets	$410

Current Liabilities:
Current portion of long-term debt and short-term borrowings	$262
Accounts payable, principally trade	1
Other current liabilities	6

Total current liabilities	269

Other Liabilities:
Other liabilities	56

Total long-term liabilities	56

Total Liabilities	$325

Revenues and pre-tax (loss) income related to Liberty’s discontinued operations were as follows:

	Current Orion				Former Orion
	Year Ended December 31,			February 20, 2002 to December 31, 2002	January 1, 2002 to February 19, 2002
	2004		2003
	(in millions)
Revenues	$86		$37	$29	$—
(Loss) income before income taxes	(98	)(1)	(24)	1	—

(1)	Included in this amount is a $70 million pre-tax loss related to the transfer to Liberty’s lenders.

*    *    *