Form 10-Q
period 2005-03-31
RELIANT ENERGY INC
filed 2005-05-05
CIK 1126294

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-16455

Reliant Energy, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0655566 (I.R.S. Employer Identification No.)
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
Yes ☒    No ☐

        As of May 2, 2005, the latest practicable date for determination, Reliant Energy, Inc. had 300,914,012 shares of common stock outstanding and no shares of common stock were held as treasury stock.

TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Information
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
Consolidated Statements of Operations (unaudited) Three Months Ended March 31, 2005 and 2004
Consolidated Balance Sheets (unaudited) March 31, 2005 and December 31, 2004
Consolidated Statements of Cash Flows (unaudited) Three Months Ended March 31, 2005 and 2004
Notes to Unaudited Consolidated Interim Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
Consolidated Results of Operation
Financial Condition
New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT NON-TRADING AND TRADING ACTIVITIES AND RELATED MARKET RISK
Market Risk and Risk Management
Non-Trading Market Risks
Trading Market Risk
ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Changes in Internal Control Over Financial Reporting
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 6.	EXHIBITS

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        When we make statements containing projections, estimates or assumptions about our revenues, income and other financial items, our plans for the future, future economic performance, transactions and dispositions and financings related thereto, we are making "forward-looking statements." Forward-looking statements relate to future events and anticipated revenues, earnings, business strategies, competitive position or other aspects of our operations or operating results. In many cases you can identify forward-looking statements by terminology such as "anticipate," "estimate," "believe," "continue," "could," "intend," "may," "plan," "position," "potential," "predict," "should," "will," "expect," "objective," "projection," "forecast," "goal," "guidance," "outlook," "effort," "target" and other similar words. However, the absence of these words does not mean that the statements are not forward-looking.

        Although we believe that the expectations and the underlying assumptions reflected in our forward-looking statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are not guarantees of future performance or events. These statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. Among other things, the matters described in:

  •
  "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" in Item 7 and note 14 to our consolidated financial statements, in our Annual Report on Form 10-K for the year ended December 31, 2004 (Form 10-K) and

  •
  "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 10 to our interim financial statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (this Form 10-Q)

could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

        Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Revenues (including $(149,458) and $(4,151) unrealized losses)	$1,937,091	$1,664,714

Expenses:
Fuel and cost of gas sold (including $126,284 and $22,174 unrealized gains)	392,728	215,302
Purchased power (including $152,990 and $8,350 unrealized gains)	1,086,098	998,233
Operation and maintenance	206,468	229,710
Selling and marketing	18,985	17,666
Bad debt expense	8,610	8,744
Other general and administrative	31,664	56,042
Loss on sales of receivables	—	9,187
Accrual for payment to CenterPoint Energy, Inc.	—	1,658
Loss on sale of landfill-gas assets	4,461	—
Depreciation	109,386	98,382
Amortization	5,883	8,429

Total	1,864,283	1,643,353

Operating Income	72,808	21,361

Other Income (Expense):
Gains (losses) from investments, net	7	(169)
Loss of equity investments, net	(168)	(806)
Other, net	80	760
Interest expense	(105,345)	(91,867)
Interest income	5,212	5,103

Total other expense	(100,214)	(86,979)

Loss from Continuing Operations Before Income Taxes	(27,406)	(65,618)
Income tax benefit	(2,484)	(22,857)

Loss from Continuing Operations	(24,922)	(42,761)

Loss from discontinued operations before income taxes	—	(6,809)
Income tax benefit	—	(3,909)

Loss from discontinued operations	—	(2,900)

Loss Before Cumulative Effect of Accounting Change	(24,922)	(45,661)
Cumulative effect of accounting change, net of tax	—	7,290

Net Loss	$(24,922)	$(38,371)

Basic and Diluted Earnings (Loss) per Share:
Loss from continuing operations	$(0.08)	$(0.14)
Loss from discontinued operations, net of tax	—	(0.01)

Loss before cumulative effect of accounting change	(0.08)	(0.15)
Cumulative effect of accounting change, net of tax	—	0.02

Net loss	$(0.08)	$(0.13)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$115,280	$106,613
Restricted cash	11,609	15,610
Accounts and notes receivable, principally customer, net of allowance of $33,035 and $42,589	919,977	1,089,058
Inventory	282,246	273,128
Derivative assets	190,881	312,232
Margin deposits on energy trading and hedging activities	737,399	509,726
Accumulated deferred income taxes	106,472	117,341
Prepayments and other current assets	169,494	205,569

Total current assets	2,533,358	2,629,277

Property, plant and equipment, gross	8,384,099	8,403,308
Accumulated depreciation	(1,091,968)	(1,013,178)

Property, Plant and Equipment, net	7,292,131	7,390,130

Other Assets:
Goodwill	439,362	440,534
Other intangibles, net	621,268	611,524
Net California receivables subject to refund	201,000	200,086
Equity investments	83,632	83,819
Derivative assets	347,340	272,254
Accumulated deferred income taxes	—	2,000
Prepaid lease	253,310	243,463
Restricted cash	—	25,547
Other	264,141	248,231

Total other assets	2,210,053	2,127,458

Total Assets	$12,035,542	$12,146,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$310,952	$618,854
Accounts payable, principally trade	552,627	572,886
Derivative liabilities	309,427	409,110
Margin deposits from customers on energy trading and hedging activities	20,307	19,040
Retail customer deposits	68,288	64,486
Accumulated deferred income taxes	2,192	6,878
Other taxes payable	67,783	90,075
Other	302,643	288,686

Total current liabilities	1,634,219	2,070,015

Other Liabilities:
Accumulated deferred income taxes	321,225	395,491
Derivative liabilities	503,781	311,222
Benefit obligations	152,335	156,472
Other	229,476	250,454

Total other liabilities	1,206,817	1,113,639

Long-term Debt	4,910,121	4,576,857

Commitments and Contingencies
Stockholders' Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 300,708,456 and 299,812,305 issued)	62	61
Additional paid-in capital	5,799,810	5,790,007
Treasury stock at cost, 0 and 128,264 shares	—	(2,209)
Retained deficit	(1,392,870)	(1,367,948)
Accumulated other comprehensive loss	(122,617)	(33,557)

Stockholders' equity	4,284,385	4,386,354

Total Liabilities and Stockholders' Equity	$12,035,542	$12,146,865

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(24,922)	$(38,371)
Loss from discontinued operations	—	2,900

Net loss from continuing operations and cumulative effect of accounting change	(24,922)	(35,471)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	(7,290)
Depreciation and amortization	115,269	106,811
Deferred income taxes	1,987	(21,783)
Net unrealized gains on energy derivatives	(129,816)	(26,373)
Amortization of deferred financing costs	4,065	8,117
Other, net	40,848	19,067
Changes in other assets and liabilities:
Restricted cash	29,548	16,797
Accounts and notes receivable, net	170,037	83,549
Receivables facility proceeds, net	—	46,000
Inventory	(9,118)	25,522
Margin deposits on energy trading and hedging activities, net	(226,406)	(76,063)
Net non-trading derivative assets and liabilities	61,373	262
Prepaid lease obligation	(9,847)	(11,252)
Other current assets	36,075	(25,054)
Other assets	(34,317)	(37,867)
Accounts payable	(20,338)	(8,420)
Taxes payable/receivable	(1,335)	81,260
Other current liabilities	(15,410)	(48,718)
Other liabilities	975	2,155

Net cash provided by (used in) continuing operations from operating activities	(11,332)	91,249
Net cash provided by discontinued operations from operating activities	—	3,950

Net cash provided by (used in) operating activities	(11,332)	95,199

Cash Flows from Investing Activities:
Capital expenditures	(14,472)	(69,025)
Other, net	580	2,100

Net cash used in continuing operations from investing activities	(13,892)	(66,925)
Net cash used in discontinued operations from investing activities	—	(865)

Net cash used in investing activities	(13,892)	(67,790)

Cash Flows from Financing Activities:
Payments of long-term debt	(30,643)	(47,239)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	58,152	(25,050)
Other, net	6,382	16,854

Net cash provided by (used in) continuing operations from financing activities	33,891	(55,435)
Net cash used in discontinued operations from financing activities	—	(1,910)

Net cash provided by (used in) financing activities	33,891	(57,345)

Net Change in Cash and Cash Equivalents	8,667	(29,936)
Cash and Cash Equivalents at Beginning of Period	106,613	146,244

Cash and Cash Equivalents at End of Period	$115,280	$116,308

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$87,229	$107,523
Income taxes paid (net of income tax refunds received) for continuing operations	$(3,557)	$(88,809)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1)   Background and Basis of Presentation

(a) Background.

        As used in this Form 10-Q, "Reliant Energy" refers to Reliant Energy, Inc. and "we," "us" and "our" refer to Reliant Energy, Inc. and its consolidated subsidiaries, unless we specify or the context indicates otherwise. Our business operations consist primarily of two business segments. See note 12. This Form 10-Q includes our consolidated interim financial statements and notes (interim financial statements). The interim financial statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with our audited consolidated financial statements and notes in our Form 10-K.

(b) Basis of Presentation.

        Estimates.    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Adjustments and Reclassifications.    In September 2004, we sold plants having a net capacity of 770 megawatts (MW) (hydropower plants). In December 2004, we transferred a project-financed generation plant (Liberty) to the project's lenders. The operations of these plants are reported as discontinued operations. See note 14.

        The interim financial statements reflect all normal recurring adjustments necessary, in management's opinion, to present fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for energy and energy services, changes in energy commodity prices, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors.

        We have reclassified certain amounts reported in this Form 10-Q from prior periods to conform to the 2005 presentation of financial statements. These reclassifications had no impact on reported earnings.

        Changes in Estimates for Retail Energy Sales and Costs.    The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage after consideration of initial usage information provided by the Electric Reliability Council of Texas (ERCOT) Independent System Operator (ISO) and the electric distribution companies in the PJM Interconnection, LLC (PJM). We revise these estimates and record any changes in the period as information becomes available (collectively referred to as "market usage adjustments").

        As of March 31, 2005 and December 31, 2004, we recorded unbilled revenues of $304 million and $328 million, respectively, for retail energy sales. During the three months ended March 31, 2005 and 2004, we recognized in gross margin (revenue less fuel and cost of gas sold and purchased power) $15 million and $9 million of expense, respectively, related to market usage adjustments.

        As of March 31, 2005, the ERCOT ISO has issued true-up settlements through September 2004. As of March 31, 2005, the ERCOT ISO's settlement calculations indicate that our customers utilized electricity volumes that exceeded our estimates by approximately 140,000 megawatt hours (MWh) for 2003 and 186,000 MWh for January through September 2004. As of March 31, 2005, we have a net receivable of $15 million recorded for final settlement with ERCOT, consisting of a $9 million receivable related to 2003, a $3 million receivable related to 2004 and a $3 million receivable related to 2005.

        Although we believe that the estimates and assumptions utilized to recognize revenues and the related supply costs are reasonable and represent our best estimates, actual results could differ.

(2)   Stock-based Compensation Plans and Retirement Plans

(a) Stock-based Compensation Plans.

        We apply the intrinsic value method of accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25).

        The Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" (SFAS No. 123R), which requires that we account for employee share-based transactions using a fair value based method. SFAS No. 123R is effective for us for all share-based transactions initiated on or after January 1, 2006. We will apply this statement using a modified version of prospective application. We will recognize compensation cost for the unvested portion of awards granted prior to the effective date, based on the grant-date fair value of those awards used in the pro forma disclosures below. We have assessed the impact that the adoption of this statement will have on our consolidated financial statements to the extent possible. The impact with respect to variable instruments is dependent on our stock price on the date of implementation.

        If employee stock-based compensation costs had been expensed based on the fair value (determined using the Black-Scholes model) method of accounting applied to all stock-based awards, our pro forma results would be:

	Three Months Ended March 31,
	2005	2004
	(in millions, except per share amounts)
Net loss, as reported	$(25)	$(38)
Add: Stock-based employee compensation expense (benefit) included in reported net loss, net of related tax effects	(1)	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(6)

Pro forma net loss	$(31)	$(42)

Loss per share:
Basic and diluted, as reported	$(0.08)	$(0.13)

Basic and diluted, pro forma	$(0.10)	$(0.14)

(b) Retirement Plans.

        The components of net benefit cost for our qualified retirement plans are:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
	2005	2004	2005	2004
	(in millions)
Service cost	$1.9	$2.0	$0.6	$0.7
Interest cost	1.2	1.1	1.1	1.1
Expected return on plan assets	(1.0)	(0.8)	—	—
Net amortization	0.2	0.3	0.5	0.4

Net benefit cost	$2.3	$2.6	$2.2	$2.2

        Pension expense associated with our non-qualified pension plan was $0 and $2 million during the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2004, we recognized an accounting settlement charge of $2 million (pre-tax) related to distributions paid.

        We expect to make cash contributions of approximately $7 million during 2005. As of March 31, 2005, we had contributed $1 million.

(3)   Comprehensive Income (Loss)

        The components of total comprehensive income (loss) are:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Net loss	$(25)	$(38)
Other comprehensive income (loss), net of tax:
Deferred gain (loss) from cash flow hedges	(79)	31
Reclassification of net deferred (gain) loss from cash flow hedges realized in net loss	(10)	4
Comprehensive loss resulting from discontinued operations	—	(2)

Comprehensive loss	$(114)	$(5)

(4)   Goodwill and Property, Plant and Equipment

        We perform our goodwill impairment test annually and evaluate goodwill and property, plant and equipment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We initially selected November 1 as our annual goodwill impairment testing date since we had historically completed our annual strategic planning process by the date. Since the time we selected the November 1 date, we have modified our strategic planning process and are no longer completed by Novermber 1. In addition, our year-end closing and reporting process has been truncated in order to meet the accelerated periodic reporting requirements with the Securities and Exchange Commission resulting in significant constraints on our resources at year-end and during our first fiscal quarter. Accordingly, in order to align our annual goodwill impairment test with our annual strategic planning process, to meet the accelerated reporting deadlines and to provide adequate time to complete the analysis each year, beginning in 2005, we changed the date on which we perform our annual goodwill impairment test from November 1 to April 1. The change is not intended to delay, accelerate or avoid an impairment charge. We believe that this accounting change is an alternative accounting principle that is preferable under the circumstances.

        January and March 2005 Goodwill Impairment Tests Related to our Wholesale Energy Reporting Unit.    In January and March 2005, we signed agreements to sell 48 MW and 30 MW of generation assets, respectively. See note 13. These sales required us to allocate a portion of the goodwill in the wholesale energy reporting unit to the assets being sold on a relative fair value basis as of January and March 2005 in order to compute the gain/loss on disposals. As of January and March 2005, we also analyzed the recoverability of goodwill in our remaining wholesale energy reporting unit and determined that no impairment had occurred.

(5)   Derivative Instruments

        For discussion of our derivative activities, see notes 2(d) and 6 to our consolidated financial statements in our Form 10-K. Below is the pre-tax income (loss) of our derivative instruments, including energy and interest rate derivatives:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Energy derivatives:
Hedge ineffectiveness(1)	$7	$—
Other net unrealized gains(2)	123	26
Interest rate derivatives:
Hedge ineffectiveness(1)	—	—
Other net unrealized losses(2)	(5)	(7)

Total	$125	$19

(1)
No component of the derivatives' gain or loss was excluded from the assessment of effectiveness.

(2)
There were no amounts for the three months ended March 31, 2005 and 2004 recognized in our results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

        As of March 31, 2005 and December 31, 2004, the maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted energy transactions is eight years. As of March 31, 2005 and December 31, 2004, the maximum length of time we are hedging our exposure to the payment of variable interest rates is nine months and 12 months, respectively. As of March 31, 2005 and December 31, 2004, accumulated other comprehensive loss from derivatives, net of tax, was $122 million and $33 million, respectively. As of March 31, 2005, we expect $4 million of accumulated other comprehensive gain to be reclassified into our results of operations during the period from April 1, 2005 to March 31, 2006.

        In March 2003, we discontinued our proprietary trading business. Prior to that date, our trading activities included (a) transactions establishing open positions in the energy markets, primarily on a short-term basis and (b) energy price risk management services to customers primarily related to natural gas, electric power and other energy-related commodities. Although we have exited our proprietary trading activities, we have legacy positions, which will be closed as economically feasible or in accordance with their terms. In addition to our legacy trading activities, we have other transactions, which we record on a net basis in our results of operations that are accounted for under the mark-to-market method of accounting. Such transactions include financial hedges of certain natural gas inventory held in storage. During the three months ended March 31, 2005 and 2004, the margins associated with these transactions (our legacy positions and optimization around our storage positions) of $26 million loss and $3 million gain, respectively, are included in fuel and cost of gas sold.

(6)   Credit Facilities, Bonds, Notes and Other Debt

        As of March 31, 2005, we were in compliance with all of our debt covenants. An overview of our outstanding debt is:

	March 31, 2005			December 31, 2004
	Weighted Average Stated Interest Rate(1)	Long-term	Current	Weighted Average Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Banking or Credit Facilities, Bonds and Notes:
Reliant Energy:
Senior secured notes due 2010	9.25%	$550	$—	9.25%	$550	$—
Senior secured notes due 2013	9.50	550	—	9.50	550	—
Senior secured notes due 2014	6.75	750	—	6.75	750	—
Convertible senior subordinated notes due 2010	5.00	275	—	5.00	275	—
Senior secured term loans due 2010	6.02	1,287	13	4.80	1,290	10
Senior secured revolver due 2009(2)	6.23	207	—	7.13	199	—
Subsidiary Obligations:
Orion Power Holdings senior notes due 2010	12.00	400	—	12.00	400	—
PEDFA fixed-rate bonds for Seward plant due 2036	6.75	500	—	6.75	500	—
Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA) term loans due 2005 to 2006	—	—	—	4.94	14	14
Reliant Energy Channelview LP:
Term loans and revolving working capital facility:
Floating rate debt due 2005 to 2024	4.39	270	16	3.83	—	284
Fixed rate debt due 2014 to 2024	9.55	75	—	9.55	—	75
RE Retail Receivables, LLC facility due 2005	4.33	—	272	3.90	—	227

Total facilities, bonds and notes		4,864	301		4,528	610

Other:
Adjustment to fair value of debt(3)		46	9		49	8
Adjustment to fair value of debt due to warrants		(1)	—		(1)	—
Other		1	1		1	1

Total other debt		46	10		49	9

Total debt		$4,910	$311		$4,577	$619

(1)
The weighted average stated interest rates are for borrowings outstanding as of March 31, 2005 or December 31, 2004.

(2)
As of December 31, 2004, the entire amount borrowed under this revolver was subject to prime rate-based rates. The London inter-bank offered rate (LIBOR) based rate would have been 4.90% as of December 31, 2004. As of March 31, 2005, the majority of the outstanding balance was subject to LIBOR-based rates.

(3)
Included in interest expense is amortization of $2 million for valuation adjustments for debt for the three months ended March 31, 2005 and 2004.

        Amounts borrowed and available for borrowing under our revolving credit agreements as of March 31, 2005 are:

	Total Committed Credit	Drawn Amount	Letters of Credit	Unused Amount
	(in millions)
Reliant Energy senior secured revolver due 2009	$1,700	$207	$792	$701
Reliant Energy Channelview LP revolving working capital facility due 2007	14	5	—	9

Total	$1,714	$212	$792	$710

        As of March 31, 2005 and December 31, 2004, committed credit facilities, bonds and notes aggregating $675 million and $703 million, respectively, were unsecured.

        RE Retail Receivables, LLC Facility.    We have a receivables facility arrangement with financial institutions to sell an undivided interest in accounts receivable from our retail business under which, on an ongoing basis, the financial institutions can invest a maximum of $350 million for their interests in these receivables. The facility expires on September 27, 2005. We service the receivables and received a fee of 0.4% of cash collected during the three months ended March 31, 2005 and 2004, which approximates our actual service costs.

        In 2002, we formed a qualified special purpose entity (QSPE) to buy certain receivables from our retail electric subsidiaries and sell undivided interests in them to financial institutions. In September 2004, the QSPE ceased to be a qualified special purpose entity and we began consolidating its results of operations. The special purpose entity is a separate entity and its assets will be available first and foremost to satisfy the claims of its creditors. We are not ultimately liable for any failure of payment of the obligors on the receivables. We have, however, guaranteed the performance obligations of the sellers and the servicing of the receivables under the related documents.

        Servicing fee income and costs associated with the sale of receivables to the QSPE for the three months ended March 31, 2004 (in millions) are:

Servicing fee income	$5
Interest income	3
Loss on sales of receivables	(9)

Net	$(1	)(1)

(1)
Beginning September 28, 2004, the discount on the receivables and other related interest items are reflected as interest expense in our consolidated statements of operations and we no longer recognize service fee income and interest income.

        In calculating the loss on sale for the three months ended March 31, 2004, an average discount rate of 7.3% was applied to projected cash collections over a six-month period.

(7)   Stockholders' Equity

(a) Common Stock Activity.

        Our common stock activity is:

	Three Months Ended March 31,
	2005	2004
	(shares in thousands)
Shares of common stock outstanding, net of treasury stock, beginning of period	299,684	294,592
Shares issued to employees under our employee stock purchase plan	372	764
Shares issued to our savings plans	—	5
Shares issued under our long-term incentive plans	652	290

Shares of common stock outstanding, net of treasury stock, end of period	300,708	295,651

(b) Treasury Stock Issuances and Transfers.

        Changes in the number of shares of our treasury stock are:

	Three Months Ended March 31,
	2005	2004
	(shares in thousands)
Shares of treasury stock, beginning of period	128	5,212
Shares of treasury stock issued to employees under our employee stock purchase plan	—	(764)
Shares of treasury stock issued to our savings plans	—	(5)
Shares of treasury stock issued under our long-term incentive plans	(128)	(290)

Shares of treasury stock, end of period	—	4,153

(8)   Earnings Per Share

        Reconciliations of the amounts used in the basic and diluted loss per common share computations are:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Loss from continuing operations (basic)	$(25)	$(42)
Plus: Interest expense on 5% convertible senior subordinated notes	— (1)	— (1)

Loss from continuing operations (diluted)	$(25)	$(42)

(1)
As we incurred a loss from continuing operations for this period, diluted loss per share is calculated the same as basic loss per share.

	Three Months Ended March 31,
	2005		2004
	(shares in thousands)
Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding	300,441		296,067
Plus: Incremental shares from assumed conversions:
Stock options	—	(1)	—	(1)
Restricted stock and performance-based shares	—	(1)	—	(1)
Employee stock purchase plan	—	(1)	—	(1)
5.00% convertible senior subordinated notes	—	(1)	—	(1)
Warrants	—	(1)	—	(1)

Weighted average shares outstanding assuming conversion	300,441		296,067

(1)
See note (1) above regarding diluted loss per share.

        The following potential common shares and other impacts were excluded from the calculation of diluted earnings (loss) per common share due to their anti-dilutive effect or, in the case of certain stock options, because their exercise price was greater than the average market price for the periods presented:

	Three Months Ended March 31,
	2005	2004
	(shares in thousands, dollars in millions)
Potential common shares excluded from the calculation of diluted earnings (loss) per common share:
Stock options	2,621	1,619
Restricted stock and performance-based shares	1,274	1,431
Employee stock purchase plan	20	41
5.00% convertible senior subordinated notes	28,823	28,823
Warrants	4,599	2,681
Potential common shares excluded from the calculation of diluted earnings (loss) per common share because the exercise price was greater than the average market price:
Stock options	4,839	13,362
Warrants	—	—
Interest expense that would have been added to income from continuing operations if 5.00% convertible senior subordinated notes were dilutive	$2	$2

(9)   Income Taxes

(a) Tax Rate Reconciliations.

        A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended March 31,
	2005		2004
	(in millions)
Loss from continuing operations before income taxes	$(27.4)		$(65.6)
Federal statutory rate	35%		35%

Income tax benefit at statutory rate	(9.6)		(23.0)

Net addition (reduction) in taxes resulting from:
Federal tax reserves	1.3		1.5
State income taxes, net of federal income taxes	5.5		(3.3)
Federal and foreign valuation allowances	—		1.2
Other, net	0.3		0.7

Total	7.1		0.1

Income tax benefit	$(2.5)		$(22.9)

Effective rate	9.1	%(1)	34.8%

(1)
The effective tax rate differs from the federal statutory rate primarily due to providing valuation allowances against certain state tax benefits.

(b) Tax Contingencies.

        Our income tax returns for certain prior tax reporting periods are presently under audit by federal and state taxing authorities. During some of the years under audit, we were consolidated with CenterPoint Energy, Inc. for federal income tax purposes. We evaluate the need for contingent tax liabilities on a quarterly basis and any changes in estimates are recorded in our results of operations. However, there are inherent risks associated with income tax audits and we cannot predict the ultimate resolution of these matters.

(10) Contingencies

(a) Legal and Environmental Matters.

        We are involved in a number of legal, environmental and other proceedings before courts and governmental agencies. Unless otherwise disclosed, we cannot predict the outcome of these proceedings, some of which involve substantial claim amounts or potential exposure, which, in the event of an adverse judgment or decision could have a material adverse effect on our results of operations, financial condition and cash flows. For information regarding legal proceedings and environmental matters, see note 14 to our consolidated financial statements in our Form 10-K, which note, as updated below, is incorporated herein by reference and filed as an exhibit to this Form 10-Q.

  Legal Matters.

  Western States Electricity and Natural Gas Litigation

        Natural Gas Actions.    In March 2005, a consolidated complaint for seven new class action lawsuits was filed in California state court against us and Reliant Energy Services, Inc., one of our wholly-owned subsidiaries. The lawsuits, which include allegations similar to those asserted in the 25 previously disclosed "natural gas" lawsuits, allege that we participated in an unlawful conspiracy to increase natural gas prices in California from 2000 to 2001 in violation of antitrust and other laws. The lawsuits seek injunctive relief, treble damages, restitution of overpayments, disgorgement of unlawful profits and legal expenses.

        In April 2005, the United States District Court of Nevada dismissed one of the 25 previously disclosed natural gas lawsuits alleging violations of federal and state antitrust laws and violations of the California unfair competition law. The allegations in this case are substantially similar to the allegations in the other pending natural gas cases that have been filed against us. The court ruled that, under the Natural Gas Act, the Federal Energy Regulatory Commission (FERC) retains statutory authority over wholesale natural gas prices and that the plaintiff's federal antitrust claims and state law claims, accordingly, were barred by the filed rate doctrine. The decision is subject to appeal.

        California Attorney General—Ancillary Services.    In April 2005, the United States Supreme Court denied a request to transfer to state court a lawsuit filed against us in March 2002 by the California Attorney General. The lawsuit, which we had removed to a federal court, asserts alleged violations of state law in the California ancillary services markets. In March 2003, a federal district court dismissed the lawsuit on the basis of federal preemption and the filed rate doctrine. The dismissal was subsequently affirmed by a federal appellate court.

  Other Litigation

        Texas Commercial Energy and Utility Choice Electric.    The lawsuit filed by Texas Commercial Energy, LLC (TCE) against several ERCOT power market participants (including us and certain subsidiaries), which was dismissed in June 2004 from the Corpus Christi Federal District Court for the Southern District of Texas is on appeal and is currently scheduled to be heard in May 2005 by the United States Court of Appeals for the Fifth Circuit (Fifth Circuit).

        In April 2005, the defendants to the lawsuit (filed by Utility Choice Electric pending in the Federal District Court for the Southern District of Texas, Houston Division) filed a motion to stay this litigation pending the decision by the Fifth Circuit in the TCE litigation.

  Environmental Matters.

        Regulation of Emissions of Mercury and Other Hazardous Air Pollutants.    In December 2003, the United States Environmental Protection Agency (EPA) proposed two alternative regulations to control emissions of mercury from coal-fired power plants and nickel from certain oil-fired power plants. In March 2005, the EPA adopted the cap-and-trade version of the mercury regulation. In addition, the EPA withdrew its proposed regulation to reduce emissions of nickel from oil-fired power plants. Withdrawal of the nickel reduction provision of the regulation resulted in the elimination of an estimated $35 million of capital costs associated with nickel controls at one of our power plants.

        Regulation of Emissions of Sulfur Dioxide (SO2) and Nitrogen Oxides (NOx).    In December 2003, the EPA proposed a regulation called the Clean Air Interstate Rule (CAIR) to reduce emissions of SO2 and NOx from power plants. The rule was proposed as a cap-and-trade program and had the potential to have a significant impact on our operations. In March 2005, the EPA finalized CAIR. The final rules are substantially similar to the proposed rules.

(b) California Energy Sales Refund, Credit and Interest.

        We are a party to a refund proceeding initiated by the FERC in 2001 regarding wholesale electricity prices that we charged in California from October 2, 2000 through June 20, 2001 (2000-2001 Refund Proceeding). We have recorded receivables from the California Independent System Operator (Cal ISO) and the California Power Exchange (Cal PX) relating to power sales into the markets run by the Cal ISO and the Cal PX related to this period. See note 14(b) to our consolidated financial statements in our Form 10-K.

        Based on the most recent refund methodology adopted by the FERC with respect to these receivables, we currently estimate our refund obligation in the 2000-2001 Refund Proceeding to be $90 million.

        The issues related to the California energy crisis are complex and involve a number of court and regulatory proceedings that are ongoing. See note 14(a) to our consolidated financial statements in our Form 10-K for discussion of western market legal matters and the related risks. While we continue to pursue the possible settlement of a number of these proceedings, the resolution of these matters remains uncertain and could range from litigating these matters to conclusion to resolving these matters through settlement, or some combination of both litigation and settlement. Depending on how these matters are ultimately resolved, including the impact of any proceedings initiated with respect to refund obligations for periods prior to October 2000, the amount of our net receivable could be materially impacted.

        We have adjusted these receivables (related to the period from October 2000 through June 2001) to account for (a) the estimated refund obligation in the 2000-2001 Refund Proceeding, (b) a discount on the receivables and (c) interest accrued on the receivables. We believe that the gross accounts receivable are fully collectible, subject to the estimated refund obligation. The adjustments are as follows:

	March 31, 2005	December 31, 2004
	(in millions)
Accounts receivable related to the period from October 2000 through June 2001, excluding estimated refund obligation	$268	$268
Estimated refund obligation	(90)	(89)
Discount	(13)	(13)
Interest receivable	36	34

Accounts receivable, net	$201	$200

        During the three months ended March 31, 2005 and 2004, we adjusted our estimated refund obligation, credit reserve and receivables (netted in revenues) and interest income (recorded in interest income) related to energy sales in California as follows (income (loss)):

	Three Months Ended March 31,
	2005	2004
	(in millions)
Estimated refund obligation	$(1)	$—
Credit reserve	—	21	(1)
Interest receivable	2	1

Pre-tax impact on income/loss	$1	$22

(1)
During the three months ended March 31, 2004, we reversed the credit reserve of $21 million, which was related to PG&E due to PG&E funding its obligation into an escrow account pursuant to a bankruptcy order.

(11) Supplemental Guarantor Information

        For the issuances of senior secured notes in July 2003 and December 2004 totaling $1.9 billion, our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally or (b) non-guarantors.

        The following condensed consolidating financial information presents supplemental information for the three months ended March 31, 2005 and 2004 and as of March 31, 2005 and December 31, 2004.

Condensed Consolidating Statements of Operations.

	Three Months Ended March 31, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Revenues	$—	$1,822	$491	$(376)	$1,937

Fuel and cost of gas sold	—	237	255	(99)	393
Purchased power	—	1,348	11	(273)	1,086
Operation and maintenance	—	84	127	(5)	206
General and administrative	—	37	23	—	60
Loss on sales of receivables	—	11	(11)	—	—
Loss on sale of landfill-gas assets	—	3	—	1	4
Depreciation and amortization	—	53	62	—	115

Total	—	1,773	467	(376)	1,864

Operating income	—	49	24	—	73

Loss of equity investments of consolidated subsidiaries	(4)	(2)	—	6	—
Interest expense	(75)	(10)	(20)	—	(105)
Interest income	—	5	—	—	5
Interest income (expense)—affiliated companies, net	44	(11)	(33)	—	—

Total other expense	(35)	(18)	(53)	6	(100)

Income (loss) before income taxes	(35)	31	(29)	6	(27)
Income tax expense (benefit)	(10)	17	(9)	—	(2)

Net income (loss)	$(25)	$14	$(20)	$6	$(25)

	Three Months Ended March 31, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Revenues	$—	$1,364	$473	$(172)	$1,665

Fuel and cost of gas sold	—	74	223	(82)	215
Purchased power	—	1,069	20	(90)	999
Operation and maintenance	—	103	127	—	230
General and administrative	—	50	32	—	82
Loss on sales of receivables `	—	9	—	—	9
Accrual for payment to CenterPoint Energy, Inc.	—	2	—	—	2
Depreciation and amortization	—	47	60	—	107

Total	—	1,354	462	(172)	1,644

Operating income	—	10	11	—	21

Loss of equity investments	—	(1)	—	—	(1)
Loss of equity investments of consolidated subsidiaries	(10)	(16)	—	26	—
Other, net	—	—	1	—	1
Interest expense	(71)	(8)	(25)	13	(91)
Interest income	—	4	1	—	5
Interest income (expense)—affiliated companies, net	31	(2)	(16)	(13)	—

Total other expense	(50)	(23)	(39)	26	(86)

Loss from continuing operations before income taxes	(50)	(13)	(28)	26	(65)
Income tax benefit	(12)	—	(11)	—	(23)

Loss from continuing operations	(38)	(13)	(17)	26	(42)

Loss from discontinued operations before income taxes	—	—	(7)	—	(7)
Income tax benefit	—	—	(4)	—	(4)

Loss from discontinued operations	—	—	(3)	—	(3)

Loss before cumulative effect of accounting change	(38)	(13)	(20)	26	(45)
Cumulative effect of accounting change, net of tax	—	7	—	—	7

Net loss	$(38)	$(6)	$(20)	$26	$(38)

(1)
These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

	March 31, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$10	$24	$81	$—	$115
Restricted cash	—	—	12	—	12
Accounts and notes receivable, principally customer, net	—	364	578	(22)	920
Accounts and notes receivable—affiliated companies	195	906	732	(1,833)	—
Inventory	—	123	159	—	282
Derivative assets	—	75	116	—	191
Other current assets	9	898	109	(2)	1,014

Total current assets	214	2,390	1,787	(1,857)	2,534

Property, plant and equipment, gross	—	3,999	4,385	—	8,384
Accumulated depreciation	—	(564)	(528)	—	(1,092)

Property, Plant and Equipment, net	—	3,435	3,857	—	7,292

Other Assets:
Goodwill(2)	—	84	295	61	440
Other intangibles, net	—	162	459	—	621
Notes receivable—affiliated companies	3,117	1,009	1	(4,127)	—
Equity investments	—	84	—	—	84
Equity investments of consolidated subsidiaries	4,597	246	—	(4,843)	—
Derivative assets	—	297	50	—	347
Other long-term assets	114	294	310	—	718

Total other assets	7,828	2,176	1,115	(8,909)	2,210

Total Assets	$8,042	$8,001	$6,759	$(10,766)	$12,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$13	$1	$297	$—	$311
Accounts payable, principally trade	7	497	49	—	553
Accounts and notes payable—affiliated companies	—	848	985	(1,833)	—
Derivative liabilities	—	182	127	—	309
Other current liabilities	43	372	70	(24)	461

Total current liabilities	63	1,900	1,528	(1,857)	1,634

Other Liabilities:
Notes payable—affiliated companies	—	2,330	1,797	(4,127)	—
Derivative liabilities	—	364	140	—	504
Other long-term liabilities	77	316	311	—	704

Total other liabilities	77	3,010	2,248	(4,127)	1,208

Long-term Debt	3,618	501	791	—	4,910

Commitments and Contingencies
Stockholders' Equity	4,284	2,590	2,192	(4,782)	4,284

Total Liabilities and Stockholders' Equity	$8,042	$8,001	$6,759	$(10,766)	$12,036

	December 31, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$25	$33	$49	$—	$107
Restricted cash	—	—	16	—	16
Accounts and notes receivable, principally customer, net	—	401	710	(22)	1,089
Accounts and notes receivable—affiliated companies	219	867	529	(1,615)	—
Inventory	—	121	152	—	273
Derivative assets	—	185	127	—	312
Other current assets	9	723	137	(36)	833

Total current assets	253	2,330	1,720	(1,673)	2,630

Property, plant and equipment, gross	—	4,001	4,402	—	8,403
Accumulated depreciation	—	(516)	(497)	—	(1,013)

Property, Plant and Equipment, net	—	3,485	3,905	—	7,390

Other Assets:
Goodwill	—	84	295	62	441
Other intangibles, net	—	146	466	—	612
Notes receivable—affiliated companies	3,093	1,093	—	(4,186)	—
Equity investments	—	84	—	—	84
Equity investments of consolidated subsidiaries	4,753	251	—	(5,004)	—
Derivative assets	—	221	51	—	272
Restricted cash	—	—	25	—	25
Other long-term assets	118	283	292	—	693

Total other assets	7,964	2,162	1,129	(9,128)	2,127

Total Assets	$8,217	$7,977	$6,754	$(10,801)	$12,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$10	$1	$608	$—	$619
Accounts payable, principally trade	3	534	36	—	573
Accounts and notes payable—affiliated companies	—	662	953	(1,615)	—
Derivative liabilities	—	321	88	—	409
Other current liabilities	57	354	117	(58)	470

Total current liabilities	70	1,872	1,802	(1,673)	2,071

Other Liabilities:
Notes payable—affiliated companies	—	2,381	1,805	(4,186)	—
Derivative liabilities	—	204	107	—	311
Other long-term liabilities	148	328	326	—	802

Total other liabilities	148	2,913	2,238	(4,186)	1,113

Long-term Debt	3,613	501	463	—	4,577

Commitments and Contingencies
Stockholders' Equity	4,386	2,691	2,251	(4,942)	4,386

Total Liabilities and Stockholders' Equity	$8,217	$7,977	$6,754	$(10,801)	$12,147

(1)
These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Three Months Ended March 31, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(33)	$(93)	$115	$—	$(11)

Cash Flows from Investing Activities:
Capital expenditures	—	(8)	(6)	—	(14)
Investments in and distributions from subsidiaries, net and Reliant Energy's advances to its wholly-owned subsidiaries, net(2)	4	2	(2)	(4)	—

Net cash provided by (used in) investing activities	4	(6)	(8)	(4)	(14)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(1)	(30)	—	(31)
Increase in short-term borrowings, net	8	—	50	—	58
Changes in notes with affiliated companies, net(3)	—	91	(95)	4	—
Other, net	6	—	—	—	6

Net cash provided by (used in) financing activities	14	90	(75)	4	33

Net Change in Cash and Cash Equivalents	(15)	(9)	32	—	8
Cash and Cash Equivalents at Beginning of Period	25	33	49	—	107

Cash and Cash Equivalents at End of Period	$10	$24	$81	$—	$115

	Three Months Ended March 31, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by continuing operations from operating activities	$10	$41	$40	$—	$91
Net cash provided by discontinued operations from operating activities	—	—	4	—	4

Net cash provided by operating activities	10	41	44	—	95

Cash Flows from Investing Activities:
Capital expenditures	—	(55)	(14)	—	(69)
Investments in and distributions from subsidiaries, net and Reliant Energy's advances to and distributions from its wholly-owned subsidiaries, net(2)	2	—	—	(2)	—
Purchase and sale of permits and licenses to affiliates	—	(20)	20	—	—
Other	—	2	—	—	2

Net cash provided by (used in) continuing operations from investing activities	2	(73)	6	(2)	(67)
Net cash used in discontinued operations from investing activities	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	2	(73)	5	(2)	(68)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(1)	(46)	—	(47)
Increase (decrease) in short-term borrowings, net	(28)	—	3	—	(25)
Changes in notes with affiliated companies, net(3)	—	18	(20)	2	—
Other	17	—	—	—	17

Net cash provided by (used in) continuing operations from financing activities	(11)	17	(63)	2	(55)
Net cash used in discontinued operations from financing activities	—	—	(2)	—	(2)

Net cash provided by (used in) financing activities	(11)	17	(65)	2	(57)

Net Change in Cash and Cash Equivalents	1	(15)	(16)	—	(30)
Cash and Cash Equivalents at Beginning of Period	23	64	59	—	146

Cash and Cash Equivalents at End of Period	$24	$49	$43	$—	$116

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

(3)
Changes in notes with affiliated companies net, are classified as financing activities for Reliant Energy's wholly-owned subsidiaries.

(12) Reportable Segments

        Our business operations consist of two principal business segments:

          Retail energy—provides electricity and related services to retail customers primarily in Texas and acquires and manages the electric energy, capacity and ancillary services associated with supplying these retail customers; and

          Wholesale energy—provides electric energy, capacity and ancillary services in the competitive segments of the United States' wholesale energy markets.

        Our remaining operations include unallocated corporate functions and other investments.

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

        Financial data for business segments are as follows:

	Retail Energy	Wholesale Energy	Other Operations	Eliminations	Consolidated
	(in millions)
Three months ended March 31, 2005 (except as denoted):
Revenues from external customers	$1,304	$632	$1	$—	$1,937
Intersegment revenues	—	107	—	(107)	—
Gross margin(1)	223	234	1	—	458
Contribution margin	157	66	1	—	224
Total assets as of March 31, 2005	1,619	10,603	360	(546)	12,036
Three months ended March 31, 2004 (except as denoted):
Revenues from external customers	$1,152	$513	$—	$—	$1,665
Intersegment revenues	—	60	—	(60)	—
Gross margin(1)	162	289	—	—	451
Contribution margin	79	116	—	—	195
Total assets as of December 31, 2004	1,391	10,864	394	(502)	12,147

(1)
Total revenues less (a) fuel and cost of gas sold and (b) purchased power.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Reconciliation of Contribution Margin to Operating Income and Operating Income to Net Loss:
Contribution margin	$224	$195
Other general and administrative	32	56
Loss on sales of receivables	—	9
Accrual for payment to CenterPoint Energy, Inc.	—	2
Loss on sale of landfill-gas assets	4	—
Depreciation	109	99
Amortization	6	8

Operating income	73	21
Loss of equity investments, net	—	(1)
Other, net	—	1
Interest expense	(105)	(91)
Interest income	5	5

Loss from continuing operations before income taxes	(27)	(65)
Income tax benefit	(2)	(23)

Loss from continuing operations	(25)	(42)
Loss from discontinued operations	—	(3)

Loss before cumulative effect of accounting change	(25)	(45)
Cumulative effect of accounting change, net of tax	—	7

Net loss	$(25)	$(38)

(13) Sales of Assets

        Hydropower Generating Plants.    In January 2005, we agreed to sell two hydropower generating plants (48 MW) for $42 million, subject to certain closing adjustments. The sale closed in April 2005 and we will recognize a pre-tax gain of $12 million in the second quarter of 2005.

        Landfill-Gas Fueled Power Plants.    In March 2005, we agreed to sell our landfill-gas fueled power plants (30 MW) for $28 million, subject to certain closing adjustments. We expect the sale to close in the second quarter of 2005. The agreement calls for us to purchase all of the power generated at the facilities, as well as the renewable energy credits for a term of five years. We recognized a pre-tax loss of $4 million during the three months ended March 31, 2005.

(14) Discontinued Operations—Sale of Our Hydropower Plants and Transfer of our Liberty Operations to its Lenders

        Our results of operations for the three months ended March 31, 2004 include discontinued operations relating to our former hydropower plants operations (sold in September 2004) and our Liberty operations (transferred in December 2004).

        Hydropower Plants.    In September 2004, we sold our equity interests in subsidiaries of Orion Power Holdings owning 71 operating hydropower plants and a fossil-fueled, combined-cycle generation plant with a total aggregate net generating capacity of 770 MW located in upstate New York.

        Revenues and pre-tax loss related to our hydropower plants discontinued operations were as follows for the three months ended March 31, 2004 (in millions):

Revenues	$31
Loss before income tax benefit	(2)

        Liberty Operations.    In December 2004, we transferred our ownership interests in Liberty, including its non-recourse debt, to Liberty's lenders. Liberty, which was in default under its credit agreement, owned a 530 MW combined-cycle, natural gas-fired power generation facility.

        Revenues and pre-tax loss related to our Liberty discontinued operations were as follows for the three months ended March 31, 2004 (in millions):

Revenues	$26
Loss before income tax benefit	(5)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion is provided as a supplement to our interim financial statements to help provide an understanding of our results of operations, financial condition and changes in financial condition. It should be read in conjunction with our Form 10-K.

Business Overview

        We provide electricity and energy services to retail and wholesale customers in the United States. We provide a complete suite of energy products and services to approximately 1.9 million electricity customers in Texas ranging from residences and small businesses to large commercial, industrial and governmental/institutional customers. We also serve commercial and industrial clients in Pennsylvania, New Jersey and Maryland. We have approximately 19,000 MW of power generation capacity in operation or under contract.

Recent Developments and Other Information

        "Price-to-beat" Adjustments.    In March 2005, the Public Utility Commission of Texas (PUCT) approved an agreement reached between us and certain consumer groups and the PUCT to address future adjustments to our "price-to-beat." See "Business—Regulation—Public Utility Commission of Texas" in Item 1 of our Form 10-K for further discussion. As the average 12-month forward natural gas price between March 1 and March 29, 2005 was greater than the average upon what the current fuel factor was calculated, our fuel factor will not be adjusted before August 2005. Our "price-to-beat" base rates will be adjusted the first billing cycle following April 29, 2005 to reflect changes in the charges we pay to CenterPoint Energy, Inc.

Consolidated Results of Operations

        Retail Energy Segment.    Our retail energy segment's contribution margin was $157 million during the three months ended March 31, 2005, compared to $79 million in the same period of 2004. The $78 million increase in contribution margin was primarily due to the net change in unrealized gains on energy derivatives of $144 million. See below for discussion of our unrealized gains and losses on energy derivatives. This increase was partially offset by a decrease in gross margin, excluding unrealized gains, of $83 million due primarily to the absence of favorable hedges recorded during the three months ended March 31, 2004 and a hedging loss associated with the "price-to-beat" during the three months ended March 31, 2005. Higher supply costs and lower volumes from "price-to-beat" customers also contributed to lower retail gross margin. However, operation and maintenance expense decreased $17 million primarily due to decreased salaries, benefits and severance expense.

        Wholesale Energy Segment.    Our wholesale energy segment's contribution margin was $66 million during the three months ended March 31, 2005, compared to $116 million in the same period of 2004. The $50 million decrease in contribution margin was primarily due to (a) $40 million decrease from net unrealized gains/losses on energy derivatives and (b) $22 million decrease due to changes in the California energy sales receivables, refund obligation and credit reserve (see note 10(b) to our interim financial statements). See below for discussion of our unrealized gains and losses on energy derivatives.

        Unrealized Gains/Losses on Energy Derivatives.    Unrealized gains and losses on energy derivatives result from our hedging activities, which include buying power supply for our retail business, selling the output of and buying fuel for our power plants, as well as hedging legacy trading positions and optimization of gas storage positions. Certain of these hedging transactions are treated as derivatives and are recorded using mark-to-market accounting, which requires us to record gains/losses related to future periods based on current changes in forward commodity prices. We refer to these gains and losses as "unrealized energy derivative gains/losses". In general, the related underlying transactions receive accrual accounting treatment, resulting in a mismatch of accounting treatments.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

        Net Income (Loss).    We reported $25 million consolidated net loss, or $0.08 loss per share, for the three months ended March 31, 2005 compared to $38 million consolidated net loss, or $0.13 loss per share, for the same period in 2004. The $13 million decrease in net loss is detailed as follows (in millions):

Net unrealized gains/losses on energy derivatives	$104
Retail energy gross margin, excluding unrealized gains/losses	(83)
Wholesale energy gross margin, excluding unrealized gains/losses	(15)
Operation and maintenance	24
Other general and administrative	24
Loss on sales of receivables	9
Loss on sale of landfill-gas assets	(4)
Depreciation and amortization	(8)
Interest expense	(14)
Other, net	1
Income taxes	(21)

Loss from continuing operations	17
Discontinued operations, net of tax	3

Net decrease before cumulative effect of accounting change	20
Cumulative effect of accounting change in 2004, net of tax	(7)

Net decrease	$13

        Retail Energy Gross Margins.    Our retail energy gross margins increased $61 million to $223 million during the three months ended March 31, 2005 compared to $162 million for the same period in 2004. The increase is detailed as follows (in millions):

Net unrealized gains/losses on energy derivatives	$144	(1)
Gains recorded prior to 2003 realized/collected in current periods	6	(2)
Higher purchased power costs and volume impacts partially offset by higher revenue rates	(83	)(3)
Change in market usage adjustments	(6	)(4)

Net increase in margin	$61

(1)
Increase primarily due to (a) $120 million gain due to an increase of unrealized losses recognized in prior periods being realized during the three months ended March 31, 2005 as compared to 2004 and (b) $60 million gain due to unrealized gains on positions entered into during the first quarters and the impact of natural gas and power prices on open positions held during the first quarter of 2005 as compared to 2004. These increases were partially offset by $42 million loss due to lower cash flow hedge ineffectiveness gains during the three months ended March 31, 2005 as compared to 2004. See note 6 to our consolidated financial statements in our Form 10-K.

(2)
Increase due to the impact of Emerging Issues Task Force (EITF) Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," (EITF No. 02-03). See note 2(d) to our consolidated financial statements in our Form 10-K.

(3)
Decrease primarily due to (a) hedging loss from "price-to-beat" customers realized in 2005 compared to hedging gain in 2004, (b) other increases in supply costs and (c) reduced volumes sold at "price-to-beat" rates to small business and residential customers. These decreases were partially offset by an increase in volumes sold at non "price-to-beat" rates.

(4)
See note 1 to our interim financial statements.

        The following tables set forth our operational data relating to electricity sales and retail customers for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Texas:
Residential:
Price-to-beat	3,274	3,678
Non price-to-beat	1,124	878

Total residential	4,398	4,556

Small business:
Price-to-beat	1,222	1,866
Non price-to-beat	496	303

Total small business	1,718	2,169
Large commercial, industrial and governmental/institutional(1)	7,299	7,065

Total Texas	13,415	13,790

Outside of Texas:
Commercial, industrial and governmental/institutional	1,224	567

Total Outside of Texas	1,224	567

Total	14,639	14,357

(1)
These amounts include volumes of customers of the General Land Office for whom we provide services.

	March 31, 2005	December 31, 2004
	(in thousands, metered locations)
Retail Customers:
Texas:
Residential:
Price-to-beat	1,291	1,313
Non price-to-beat	359	334

Total residential	1,650	1,647

Small business:
Price-to-beat	157	163
Non price-to-beat	33	30

Total small business	190	193
Large commercial, industrial and governmental/institutional(1)	39	40

Total Texas	1,879	1,880

Outside of Texas:
Commercial, industrial and governmental/institutional(2)	1	1

Total Outside of Texas	1	1

Total	1,880	1,881

(1)
These amounts include volumes of customers of the General Land Office for whom we provide services.

(2)
As of March 31, 2005 and December 31, 2004, our retail customer count for commercial, industrial and governmental/institutional customers outside of Texas was 1,442 and 1,354, respectively.

	Three Months Ended March 31,
	2005	2004
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Texas:
Residential:
Price-to-beat	1,302	1,385
Non price-to-beat	344	231

Total residential	1,646	1,616
Small business:
Price-to-beat	159	180
Non price-to-beat	31	24

Total small business	190	204
Large commercial, industrial and governmental/institutional(1)	39	40

Total Texas	1,875	1,860

Outside of Texas:
Commercial, industrial and governmental/institutional(2)	1	—

Total Outside of Texas	1	—

Total	1,876	1,860

(1)
These amounts include volumes of customers of the General Land Office for whom we provide services.

(2)
For the three months ended March 31, 2005 and 2004, our weighted average retail customer count for the periods for which we sold electricity to commercial, industrial and governmental/institutional customers outside of Texas was 1,398 and 228, respectively.

        Retail Energy Revenues.    Our retail energy revenues increased $152 million during the three months ended March 31, 2005 compared to the same period in 2004. The detail is as follows:

	Three Months Ended March 31,
	2005	2004	Change
		(in millions)
Retail Energy:
Retail energy revenues from end-use retail customers:
Texas:
Residential and small business	$682	$677	$5	(1)
Large commercial, industrial and governmental/institutional	501	426	75	(2)
Outside of Texas:
Commercial, industrial and governmental/institutional	70	29	41	(3)

Total	1,253	1,132	121
Retail energy revenues from resales of purchased power and other hedging activities other hedging activities	82	33	49	(4)
Market usage adjustments	(26)	(2)	(24	)(5)
Gains recorded prior to 2003 realized/collected in current periods	(5)	(11)	6	(6)

Total retail energy revenues	$1,304	$1,152	$152

(1)
Increase primarily due to (a) increase in sales prices to customers due to increases in the price of natural gas and (b) increased non "price-to-beat" volumes due to increased customers. These increases were coupled with higher volumes from "price-to-beat" customers due to fewer customers and milder weather.

(2)
Increase primarily due to (a) fixed-price contracts renewed at higher rates due to higher prices of natural gas and variable-rate contracts, which are tied to the market price of natural gas and (b) increased usage due to customer mix.

(3)
Increase primarily due to increased volumes due to market entry in Maryland in mid 2004.

(4)
Increase primarily due to our supply management activities in various markets within Texas.

(5)
See note 1 to our interim financial statements.

(6)
Increase due to the impact of EITF No. 02-03. See note 2(d) to our consolidated financial statements in our Form 10-K.

        Retail Energy Purchased Power.    Our retail energy purchased power increased $91 million during the three months ended March 31, 2005 compared to the same period in 2004. The detail is as follows:

	Three Months Ended March 31,
	2005	2004	Change
	(in millions)
Retail Energy:
Costs of purchased power attributable to end-use retail customers	$1,163	$959	$204	(1)
Costs of purchased power subsequently resold and other hedging activities	82	33	49	(2)
Market usage adjustments	(11)	7	(18	)(3)
Unrealized gains	(153)	(9)	(144	)(4)

Total retail energy	$1,081	$990	$91

(1)
Increase primarily due to (a) an increase in price of purchased power primarily due to higher natural gas prices, (b) increase in volumes from customers and (c) reduced benefit in supply hedging.

(2)
See footnote (4) above under "—Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004—Retail Energy Revenues."

(3)
See note 1 to our interim financial statements.

(4)
See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

        Wholesale Energy Gross Margins.    Our wholesale energy gross margins decreased $55 million to $234 million during the three months ended March 31, 2005 compared to $289 million for the same period in 2004. The decrease is detailed as follows (in millions):

California energy sales refund and reserve changes in 2005	$(1)
California energy sales receivables, refund and reserve changes in 2004	(21)
Net unrealized gains/losses on energy derivatives	(40	)(1)
PJM region(2)	(27	)(3)
New York region	9	(4)
West region	20	(5)
MISO region(6)	21	(7)
Other, net	(16)

Net decrease in margin	$(55)

(1)
Decrease primarily due to net changes related to positions settled and changes in fair values during 2005 as compared to 2004.

(2)
Our PJM region, formerly known as our Mid-Atlantic region, consists of our power generation facilities located in parts of Pennsylvania, New Jersey, Maryland, Illinois and West Virginia. In addition, beginning in the first quarter of 2005, we moved certain facilities previously reported in the Mid-Continent region to the PJM region and have reclassified the related amounts for the previous periods.

(3)
Decrease primarily due to (a) lower generation volumes due to planned and unplanned outages at the Elrama plant, reduced volume from the Cheswick plant due to the expiration of a "provider of last resort" contract and transmission constraints and higher spot coal prices and emission credits prices, which led to reduced dispatch hours and (b) lower realized margins due to hedged power sales at lower prices and higher coal costs. These decreases were partially offset by the Seward plant achieving commercial operation in October 2004.

(4)
Increase primarily due to (a) higher capacity revenues and (b) increased generation driven by higher plant availability. These increases were partially offset by lower spark spreads.

(5)
Increase primarily due to (a) the Bighorn generating station achieving commercial operation in February 2004 and entering into a power purchase agreement in June 2004, (b) the restart of Etiwanda units 4 and 3 in June and September 2004, respectively, and (c) increased generation to meet the needs of the Cal ISO.

(6)
Our MISO region, formerly known as our Mid-Continent region, consists of our power generation facilities located in parts of Illinois, Ohio and Pennsylvania. In addition, beginning in the first quarter of 2005, we moved certain facilities previously reported in the Mid-Continent region to the PJM region and have reclassified the related amounts for the previous periods.

(7)
Increase primarily due to (a) higher realized margins as 2004 obligations under a "provider of last resort" contract (which primarily ended during the fourth quarter of 2004) were priced lower than 2005 market prices and (b) increased generation driven by a planned outage at the Avon Lake plant during the first quarter of 2004. These increases were partially offset by lower generation due to expiration of a "provider of last resort" contract and limited market liquidity.

        Our operational data relating to our wholesale energy sales are:

	Three Months Ended March 31,
	2005	2004
	(gigawatt hours)
Wholesale Power Sales(1)
Net power generation volumes	8,370	8,637
Power purchase volumes	680	135

Power sales volumes(2)	9,050	8,772

(1)
These amounts include physically delivered volumes and hedge activity related to our power generation portfolio. These amounts exclude (a) volumes associated with our discontinued operations (see note 14 to our interim financial statements), (b) generation from facilities where the generation is sold by a third party pursuant to a tolling agreement, (c) generation from facilities that are accounted for as an equity method investment and (d) physical transactions that are settled prior to delivery.

(2)
For the three months ended March 31, 2005 and 2004, these amounts include sales to our retail energy segment of 1,910 gigawatt hours and 1,239 gigawatt hours, respectively.

        Wholesale Energy Revenues.    Our wholesale energy revenues increased $166 million during the three months ended March 31, 2005 compared to the same period in 2004. The detail is as follows:

	Three Months Ended March 31,
	2005	2004	Change
	(in millions)
Wholesale Energy:
Wholesale energy third-party revenues	$781	$517	$264	(1)
Wholesale energy intersegment revenues	107	60	47	(2)
Unrealized losses	(149)	(4)	(145	)(3)

Total wholesale energy revenues	$739	$573	$166

(1)
Increase primarily due to (a) $248 million due to certain gas transactions, which prior to April 1, 2004, were recorded net as part of the trading activity and are now recorded gross in revenues and fuel and cost of gas sold, (b) a 9% increase in power prices due to increased natural gas and coal prices and (c) higher capacity revenues. These increases were partially offset by (a) a 5% decrease in power sales volumes and (b) a $22 million change in our accounts receivable, refund obligation and credit reserves for energy sales in California (see note 10(b) to our interim financial statements).

(2)
Increase primarily due to higher power prices as a result of increased natural gas prices, coupled with higher volumes.

(3)
See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

        Wholesale Energy Fuel and Cost of Gas Sold and Purchased Power.    Our wholesale energy fuel and cost of gas sold and purchased power increased $221 million during the three months ended March 31, 2005 compared to the same period in 2004. The detail is as follows:

	Three Months Ended March 31,
	2005	2004	Change
		(in millions)
Wholesale Energy:
Wholesale energy third-party costs	$631	$305	$326	(1)
Unrealized gains	(126)	(21)	(105	)(2)

Total wholesale energy	$505	$284	$221

(1)
Increase primarily due to (a) $260 million due to certain gas transactions, which prior to April 1, 2004, were recorded net as a part of the trading activity and are now recorded gross in revenues and fuel and cost of gas sold (see footnote (1) above under "—Wholesale Energy Revenues") and (b) higher prices of natural gas, coal and purchased power.

(2)
See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

        Operation and Maintenance.    Operation and maintenance expenses decreased $24 million during the three months ended March 31, 2005 compared to the same period in 2004. The detail is as follows:

	Three Months Ended March 31,
	2005	2004	Change
		(in millions)
Retail energy	$38	$55	$(17)
Wholesale energy	168	175	(7)

Consolidated	$206	$230	$(24)

        The decrease in our retail energy segment is detailed as follows (in millions):

Severance	$(4)
Salaries and benefits	(11)
Other, net	(2)

Net decrease in expense	$(17)

        The decrease in our wholesale energy segment is detailed as follows (in millions):

Taxes other than income	$(9	)(1)
Salaries and benefits, not included in the other line items	(6)
Unplanned power generation maintenance projects and outages	6
Two power generation facilities achieving commercial operation in February 2004 (Bighorn) and October 2004 (Seward)	11
Other, net	(9)

Net decrease in expense	$(7)

(1)
Decrease primarily due to the resolution of a potential tax liability.

        Selling and Marketing.    Selling and marketing expenses, which relate to our retail energy business, did not change significantly during the three months ended March 31, 2005 compared to the same period in 2004.

        Bad Debt Expense.    Bad debt expense did not change significantly during the three months ended March 31, 2005 compared to the same period in 2004. The detail is as follows:

	Three Months Ended March 31,
	2005	2004	Change
	(in millions)
Retail energy	$9	$10	$(1)
Wholesale energy	—	(2)	2

Consolidated	$9	$8	$1

        Other General and Administrative.    Other general and administrative expenses decreased $24 million during the three months ended March 31, 2005 compared to the same period in 2004. The decrease is detailed as follows (in millions):

Severance costs	$(12)
Salaries and benefits	(11)
Other, net	(1)

Net decrease in expense	$(24)

        Loss on Sales of Receivables.    Loss on sales of receivables decreased $9 million during the three months ended March 31, 2005 compared to the same period in 2004. The decrease is due to a September 28, 2004 renewal and amendment to the receivables facility, at which time sales of the receivables ceased being reflected as sales for accounting purposes. See note 6 to our interim financial statements and note 8 to our consolidated financial statements in our Form 10-K.

        Loss on Sale of Landfill-Gas Assets.    See note 13 to our interim financial statements.

        Depreciation and Amortization.    Depreciation and amortization expense increased $8 million to $115 million during the three months ended March 31, 2005 compared to $107 million for the same period in 2004. The increase is detailed as follows (in millions):

Depreciation for two power generation facilities achieving commercial operation in February 2004 (Bighorn) and October 2004 (Seward)	$8
Net accelerated depreciation on certain facilities due to early retirements	3
Net decrease in amortization of air emissions regulatory allowances	(3)

Net increase in expense	$8

        Interest Expense.    Interest expense to third parties increased $14 million during the three months ended March 31, 2005 compared to the same period in 2004. The increase is detailed as follows (in millions):

Capitalized interest	$17
Increase in outstanding debt	5
Higher interest rates	4
Amortization of deferred financing costs	(4)
Financing fees expensed	(6)
Other, net	(2)

Net increase in expense	$14

        Income Tax Benefit.    During the three months ended March 31, 2005 and 2004, our effective tax rate was 9.1% and 34.8%, respectively. See note 9 to our interim financial statements.

Financial Condition

        In this section, we provide updates related to sources of liquidity and capital resources, liquidity and capital requirements and historical cash flows. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7 of our Form 10-K.

Sources of Liquidity and Capital Resources

        Our principal sources of liquidity and capital resources are cash flows from operations, borrowings under our revolving credit and receivables facilities and proceeds from certain debt offerings and equity offerings.

        Credit Capacity, Cash and Cash Equivalents.    As of March 31, 2005, we had consolidated current and long-term debt outstanding of $5.2 billion and our unused borrowing capacity was $710 million from our revolving credit agreements. In addition, we had $115 million of cash and cash equivalents, for total available liquidity of $825 million as of March 31, 2005. As of March 31, 2005, $296 million of our committed credit facilities ($272 million relates to our receivables facility) will expire by March 31, 2006, if not extended. For a discussion of our credit facilities, bonds, notes and other debt, see note 8 to our consolidated financial statements in our Form 10-K.

Liquidity and Capital Requirements

        Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures, debt service requirements, regulatory and legal settlements. Examples of working capital needs include purchases of fuel and electricity, plant maintenance costs (including required environmental expenditures), collateral requirements and other costs such as payroll. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" and "—Liquidity and Capital Resources" in Item 7 of our Form 10-K.

        As discussed in Item 7 of our Form 10-K, we currently have a sub-investment grade credit rating. As a function of this status, we incur greater demands on liquidity and capital resources than an investment grade company primarily due to our requirements to post collateral with our counterparties in our commercial operations and financing arrangements. Our cash collateral posted and letters of credit outstanding as of April 30, 2005 are:

	Total	Reliant Energy	Orion Power	Other
	(in millions)
Cash collateral posted:
For commercial operations	$724	$720	$4	$—
In support of financings	—	—	—	—

	724	720	4	—

Letters of credit outstanding:
For commercial operations	781	759	22	—
In support of financings	50	—	—	50

	831	759	22	50

Total	$1,555	$1,479	$26	$50

        In certain cases, our counterparties have elected not to require us to post collateral to which they are otherwise entitled under certain agreements. However, these counterparties retain the right to require such collateral. General factors that could change the requirements for collateral include changes in our credit quality, our level of hedging, commodity prices and seasonality. Based on current commodity prices, we estimate that as of April 30, 2005, we could be contractually required to post additional collateral of up to $130 million related to our operations. As of April 30, 2005, we had total available liquidity of $835 million, which was comprised of $740 million in unused borrowing capacity from our revolving credit agreements and $95 million of cash and cash equivalents.

Credit Risk

        Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. Credit risk is inherent in our commercial activities. See "Quantitative and Qualitative Disclosures About Non-Trading and Trading Activities and Related Market Risks" in Item 7A of our Form 10-K.

        The following table includes derivative assets and accounts receivable from our wholesale energy and ERCOT power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, and excludes our California receivables related to the 2000-2001 Refund Proceeding (see note 10(b) to our interim financial statements), as of March 31, 2005:

Credit Rating Equivalent	Exposures Before Collateral(1)	Credit Collateral Held	Exposure Net of Collateral	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	(dollars in millions)
Investment grade	$178	$—	$178	—	$—
Non-investment grade	371	—	371	1	299
No external ratings:
Internally rated—Investment grade	192	—	192	—	—
Internally rated—Non-investment grade	256	—	256	1	166

Total	$997	$—	$997	2	$465

(1)
The table excludes amounts related to contracts classified as "normal purchases and sales" pursuant to SFAS No. 133 and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit risk and economic risk in the case of nonperformance by a counterparty. Nonperformance by counterparties under these contractual commitments could have a material adverse impact on our future results of operations, financial condition and cash flows.

        As of March 31, 2005, two non-investment grade counterparties represented 47% ($465 million) of our total credit exposure, net of collateral. As of December 31, 2004, three non-investment grade counterparties represented 47% ($329 million) of our total credit exposure, net of collateral. There were no other counterparties representing greater than 10% of our total credit exposure, net of collateral. Some amounts for the December 31, 2004 data have been reclassified to conform to our March 31, 2005 presentation of our credit risk exposure.

Historical Cash Flows

        The following table provides an overview of cash flows relating to our operating, investing and financing activities:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Cash provided by (used in):
Operating activities	$(11)	$95
Investing activities	(14)	(68)
Financing activities	33	(57)

Cash Flows—Operating Activities

        Net cash provided by operating activities decreased $106 million during the three months ended March 31, 2005 compared to the same period in 2004. The change is detailed as follows (in millions):

Changes in working capital and other assets and liabilities	$(66	)(1)
Changes in cash flows from operations, excluding working capital and other assets and liabilities	(36	)(2)
Changes in cash flows related to our discontinued operations	(4)

Net change	$(106)

(1)
Change in net cash outflows to $18 million for the three months ended March 31, 2005 from net cash inflows of $48 million for the same period in 2004 due to an increase in cash used to meet working capital and other assets and liabilities requirements. See further analysis below.

(2)
Decrease in net cash inflows to $7 million for the three months ended March 31, 2005 from $43 million for the same period in 2004.

        Three Months Ended March 31, 2005 and 2004.    Changes in working capital and other assets and liabilities from continuing operations for the three months ended March 31, 2005 and 2004 are detailed as follows:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Net proceeds from receivables facility	$—	$46
Increase in margin deposits on energy trading and hedging activities	(226)	(76)
Decrease in restricted cash	30	17
Net purchases of emissions credits	(16)	(42)
Net option premiums sold (purchased)	56	(11)
Net change in accounts and notes receivable and unbilled revenue and accounts payable	150 (1)	75 (2)
Increase (decrease) in taxes receivable	(1)	81
Other, net	(11)	(42)

Cash provided (used)	$(18)	$48

(1)
Net change primarily due to (a) seasonality in our retail operations, (b) a decrease in accounts receivable in our wholesale business driven by the discontinuation of the majority of a "provider of last resort" contract and (c) a decrease in net power purchase obligations in our wholesale business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)
Net change primarily related to decrease in power sales volumes in our wholesale energy segment.

Cash Flows—Investing Activities

        Net cash used in investing activities decreased by $54 million during the three months ended March 31, 2005 compared to the same period in 2004, primarily due to decreased capital expenditures related to our power generation development projects as one facility was completed in February 2004 and one facility was completed in October 2004.

        Three Months Ended March 31, 2005.    Net cash used in investing activities during the three months ended March 31, 2005 was $14 million, due to capital expenditures ($3 million for growth capital expenditures and $11 million for maintenance capital expenditures) primarily related to our power generation operations.

        Three Months Ended March 31, 2004.    Net cash used in investing activities during the three months ended March 31, 2004 was $68 million, primarily due to $69 million of capital expenditures ($51 million for growth capital expenditures and $18 million for maintenance capital expenditures) primarily related to our power generation operations and development of power generation projects.

Cash Flows—Financing Activities

        Net cash provided by/used in financing activities during the three months ended March 31, 2005 changed by $90 million compared to the same period in 2004. See below for discussion.

        Three Months Ended March 31, 2005.    Net cash provided by financing activities during the three months ended March 31, 2005 of $33 million is primarily due to a net increase in short-term borrowings of $58 million primarily related to our receivables facility, partially offset by $31 million of payments of long-term debt (primarily REMA term loans).

        Three Months Ended March 31, 2004.    Net cash used in financing activities during the three months ended March 31, 2004 of $57 million is primarily due to $47 million of payments of long-term debt (primarily Orion Power MidWest, L.P.).

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

        As of April 2005, there are no new accounting pronouncements that would have a material impact on our results of operations, financial position or cash flows, which we have not already adopted and/or disclosed elsewhere in the notes to our interim financial statements.

Significant Accounting Policies

        For discussion regarding our significant accounting policies, see note 2 to our consolidated financial statements in our Form 10-K and notes 1 and 5 to our interim financial statements.

Critical Accounting Estimates

        For a discussion of our critical accounting estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Accounting Estimates—New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates—Critical Accounting Estimates" in Item 7 in our Form 10-K, note 2 to our consolidated financial statements in our Form 10-K and note 1 to our interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT NON-TRADING AND TRADING ACTIVITIES AND RELATED MARKET RISKS

Market Risk and Risk Management

        We are exposed to various market risks arising from the ownership of our assets and the operation of our business. These risks have the potential to impact the results of our operations and cash flows from our business activities. Our market risks primarily relate to fluctuations in commodity prices and interest rates. See "Quantitative and Qualitative Disclosures About Non-Trading and Trading Activities and Related Market Risks" in Item 7A of our Form10-K.

Non-Trading Market Risks

Commodity Price Risk

        Derivative instruments are contracts that create exposure to commodity prices, which for cash flow hedges primarily offset the commodity exposure inherent in our business. We assess the risk of our non-trading derivatives using a sensitivity analysis that measures the potential loss in fair value based on a hypothetical 10% movement in underlying energy prices. An increase of 10% in the market prices of energy commodities from their March 31, 2005 levels would have decreased the fair value of our non-trading energy derivatives by $80 million. This amount consists of a $105 million loss in fair value of our non-trading derivatives that are designated as cash flow hedges and a $25 million gain in earnings of our derivatives that are not designated as cash flow hedges. An increase of 10% in the market prices of energy commodities from their December 31, 2004 levels would have decreased the fair value of our non-trading energy derivatives by $93 million ($124 million loss in fair value of our non-trading derivatives that are designated as cash flow hedges and $31 million gain in earnings of our derivatives that are not designated as cash flow hedges).

Interest Rate Risk

        We assess interest rate risks using a sensitivity analysis method that measures the potential change in interest expense based on a hypothetical one percentage point movement in the underlying variable interest rate indices. We have changed our methodology for performing our interest rate sensitivity analysis from a hypothetical 10% relative change to a one percentage point absolute change in interest rates as management believes this provides a clearer measure of our exposure to interest rates. We have estimated that if interest rates increased (decreased) one percentage point from their March 31, 2005 and December 31, 2004 levels, our annual interest expense would have increased (decreased) by $21 million and $20 million, respectively, and our annual interest expense, net of interest income, would have increased (decreased) by $12 million and $14 million, respectively.

        Due to our interest rate hedges, we have estimated that if three-month LIBOR had exceeded 4.4%, an additional one percentage point increase in interest rates would have increased our annual interest expense as of March 31, 2005 and December 31, 2004 by $6 million and $5 million, respectively, and our annual interest expense, net of interest income, would have decreased by $3 million and $1 million, respectively.

        These net amounts were estimated considering the impact of hypothetical changes of interest rates on our variable rate debt, adjusted for interest rate hedges, cash and cash equivalents and net margin deposits on energy trading and hedging activities outstanding at the respective balance sheet dates.

        We have estimated that if interest rates decreased by one percentage point from their March 31, 2005 and December 31, 2004 levels, the fair market values of our fixed rate debt would have increased by $223 million and $233 million, respectively.

Trading Market Risk

        As of March 31, 2005, the fair values of the contracts related to our net derivative assets and liabilities relating to our legacy positions and optimization around our storage positions (see note 5 to our interim financial statements) are:

Source of Fair Value	Twelve Months Ended March 31, 2006	Remainder of 2006	2007	2008	2009	2010 and thereafter	Total fair value
	(in millions)
Prices actively quoted	$38	$7	$2	$—	$—	$—	$47
Prices provided by other external sources	(40)	6	8	3	—	—	(23)
Prices based on models and other valuation methods	(4)	(9)	(5)	8	2	—	(8)

Total	$(6)	$4	$5	$11	$2	$—	$16

        Our consolidated realized and unrealized margins relating to these positions are:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Realized	$(13)	$(2)
Unrealized	(13)	5

Total	$(26)	$3

        An analysis of these net derivative assets and liabilities is:

	Three Months Ended March 31,
	2005		2004
	(in millions)
Fair value of contracts outstanding, beginning of period	$26		$(1)
Contracts realized or settled	8	(1)	2
Fair value of new contracts upon execution	—		—
Changes in fair values attributable to changes in valuation techniques and assumptions	—		—
Changes in fair values attributable to market price and other market changes	(18)		(3)

Fair value of contracts outstanding, end of period	$16		$(2)

(1)
Amount includes realized loss of $13 million offset by deferred settlements of $5 million.

        We primarily assess the risk of our legacy positions and optimization around our storage positions using a value-at-risk method in order to maintain our total exposure within authorized limits. The daily value-at-risk for substantially all of these positions is:

	2005	2004
	(in millions)
As of March 31	$1	$1
Three months ended March 31:
Average	2	4
High	3	11
Low	—	1

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on such evaluation, such officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        For a description of material legal proceedings that commenced, or material updates to pending legal proceedings that took place, during the first quarter of 2005, see note 9 to our interim financial statements included in this Form 10-Q. For information concerning the background of pending material legal proceedings for which there were no updates during the first quarter of 2005, see note 14 to our consolidated financial statements in our Form 10-K.

ITEM 6. EXHIBITS

        Exhibits.

        See Index of Exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT ENERGY, INC. (Registrant)
May 5, 2005	By:	/s/ THOMAS C. LIVENGOOD

Thomas C. Livengood
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)

INDEX OF EXHIBITS

        Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Restated Certificate of Incorporation	Reliant Energy, Inc.'s Amendment No. 8 to Registration Statement on Form S-1 dated April 27, 2001	333-48038	3.1
3.2	Second Amended and Restated Bylaws	Reliant Energy, Inc.'s Current Report on Form 8-K dated September 21, 2004	1-16455	99.1
3.3	Certificate of Ownership and Merger Merging a Wholly-owned Subsidiary into Registrant Pursuant to Section 253 of the General Corporation Law of the State of Delaware, effective as of April 26, 2004	Reliant Energy, Inc.'s Current Report on Form 8-K dated April 26, 2004	1-16455	3.1
4.1
	Registrant has omitted instruments with respect to long-term debt in an amount that does not exceed 10% of the registrant's total assets and its subsidiaries on a consolidated basis and hereby undertakes to furnish a copy of any such agreement to the Securities and Exchange Commission upon request
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
+99.1	Reliant Energy, Inc.'s note 14 to its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2004
+99.2	Preferability Letter of Deloitte & Touche LLP relating to change in accounting principle for annual goodwill impairment test date