Form 10-Q/A
period 2005-03-31
RELIANT ENERGY INC
filed 2005-08-09
CIK 1126294

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

EXPLANATORY NOTE

As previously disclosed in our Current Report on Form 8-K filed on August 3, 2005, we concluded that certain parts of our unaudited interim financial statements in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, initially filed with the Securities and Exchange Commission on May 5, 2005 (the “Original Form 10-Q”), should be restated to correct offsetting classification errors.  The errors related to transactions in our wholesale energy segment that should have been reported on a net basis in our consolidated statement of operations for the three months ended March 31, 2005.  The transactions pertain to sales by our generation facilities to the PJM Interconnection, LLC (PJM) to meet our retail energy supply commitments in the PJM market.  In January 2005, we began to use a new corporate subsidiary to make sales in the PJM market to facilitate our efforts to continue to grow certain retail market segments.  The classification error occurred in connection with recording these transactions in the new entity.  See note 1(c) to our interim financial statements for the detail of the restatement.

The misstatements had the effect of overstating revenues and purchased power by the same amount ($68 million) for the three months ended March 31, 2005.  There was no impact on (a) gross margin, (b) contribution margin, (c) operating income, (d) loss from continuing operations or (e) net loss.  These misstatements also had no impact on our consolidated balance sheet as of March 31, 2005 or on our consolidated statement of cash flows for the three months ended March 31, 2005.

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A is being filed to amend and restate Items 1, 2 and 4 of Part 1.  The impact of the restatement is also reflected in (a) note 11; (b) note 12; and (c) (i) the operational data or volumes relating to our wholesale energy segment, (ii) the wholesale energy revenues table and (iii) the wholesale energy fuel and cost of gas sold and purchased power table, each in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, each of the foregoing items, notes and tables has been amended and restated, in its entirety, and no attempt has been made to modify or update any other items, notes, tables or other disclosures presented in the Original Form 10-Q except as required to reflect the effects of the restatement.

i

TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Information

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Consolidated Statements of Operations (unaudited) Three Months Ended March 31, 2005 (As Restated) and 2004
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

Although we believe that the expectations and the underlying assumptions reflected in our forward-looking statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are not guarantees of future performance or events.  These statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.  Among other things, the matters described in:

•                  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Item 7 and note 14 to our consolidated financial statements, in our Annual Report on Form 10-K for the year ended December 31, 2004 (Form 10-K) and

•                  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 to our interim financial statements in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2005 (this Form 10-Q/A)

could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

iii

PART I.
FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(As Restated)
Revenues:
Revenues (including $(149,458) and $(4,151) unrealized losses)	$1,869,091	$1,664,714
Expenses:
Fuel and cost of gas sold (including $126,284 and $22,174 unrealized gains)	392,728	215,302
Purchased power (including $152,990 and $8,350 unrealized gains)	1,018,098	998,233
Operation and maintenance	206,468	229,710
Selling and marketing	18,985	17,666
Bad debt expense	8,610	8,744
Other general and administrative	31,664	56,042
Loss on sales of receivables	—	9,187
Accrual for payment to CenterPoint Energy, Inc.	—	1,658
Loss on sale of landfill-gas assets	4,461	—
Depreciation	109,386	98,382
Amortization	5,883	8,429
Total	1,796,283	1,643,353
Operating Income	72,808	21,361
Other Income (Expense):
Gains (losses) from investments, net	7	(169)
Loss of equity investments, net	(168)	(806)
Other, net	80	760
Interest expense	(105,345)	(91,867)
Interest income	5,212	5,103
Total other expense	(100,214)	(86,979)
Loss from Continuing Operations Before Income Taxes	(27,406)	(65,618)
Income tax benefit	(2,484)	(22,857)
Loss from Continuing Operations	(24,922)	(42,761)
Loss from discontinued operations before income taxes	—	(6,809)
Income tax benefit	—	(3,909)
Loss from discontinued operations	—	(2,900)
Loss Before Cumulative Effect of Accounting Change	(24,922)	(45,661)
Cumulative effect of accounting change, net of tax	—	7,290
Net Loss	$(24,922)	$(38,371)

Basic and Diluted Earnings (Loss) per Share:
Loss from continuing operations	$(0.08)	$(0.14)
Loss from discontinued operations, net of tax	—	(0.01)
Loss before cumulative effect of accounting change	(0.08)	(0.15)
Cumulative effect of accounting change, net of tax	—	0.02
Net loss	$(0.08)	$(0.13)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$115,280	$106,613
Restricted cash	11,609	15,610
Accounts and notes receivable, principally customer, net of allowance of $33,035 and $42,589	919,977	1,089,058
Inventory	282,246	273,128
Derivative assets	190,881	312,232
Margin deposits on energy trading and hedging activities	737,399	509,726
Accumulated deferred income taxes	106,472	117,341
Prepayments and other current assets	169,494	205,569
Total current assets	2,533,358	2,629,277
Property, plant and equipment, gross	8,384,099	8,403,308
Accumulated depreciation	(1,091,968)	(1,013,178)
Property, Plant and Equipment, net	7,292,131	7,390,130
Other Assets:
Goodwill	439,362	440,534
Other intangibles, net	621,268	611,524
Net California receivables subject to refund	201,000	200,086
Equity investments	83,632	83,819
Derivative assets	347,340	272,254
Accumulated deferred income taxes	—	2,000
Prepaid lease	253,310	243,463
Restricted cash	—	25,547
Other	264,141	248,231
Total other assets	2,210,053	2,127,458
Total Assets	$12,035,542	$12,146,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$310,952	$618,854
Accounts payable, principally trade	552,627	572,886
Derivative liabilities	309,427	409,110
Margin deposits from customers on energy trading and hedging activities	20,307	19,040
Retail customer deposits	68,288	64,486
Accumulated deferred income taxes	2,192	6,878
Other taxes payable	67,783	90,075
Other	302,643	288,686
Total current liabilities	1,634,219	2,070,015
Other Liabilities:
Accumulated deferred income taxes	321,225	395,491
Derivative liabilities	503,781	311,222
Benefit obligations	152,335	156,472
Other	229,476	250,454
Total other liabilities	1,206,817	1,113,639
Long-term Debt	4,910,121	4,576,857
Commitments and Contingencies Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 300,708,456 and 299,812,305 issued)	62	61
Additional paid-in capital	5,799,810	5,790,007
Treasury stock at cost, 0 and 128,264 shares	—	(2,209)
Retained deficit	(1,392,870)	(1,367,948)
Accumulated other comprehensive loss	(122,617)	(33,557)
Stockholders’ equity	4,284,385	4,386,354
Total Liabilities and Stockholders’ Equity	$12,035,542	$12,146,865

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash Flows from Operating Activities:
Net loss	$(24,922)	$(38,371)
Loss from discontinued operations	—	2,900
Net loss from continuing operations and cumulative effect of accounting change	(24,922)	(35,471)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	(7,290)
Depreciation and amortization	115,269	106,811
Deferred income taxes	1,987	(21,783)
Net unrealized gains on energy derivatives	(129,816)	(26,373)
Amortization of deferred financing costs	4,065	8,117
Other, net	40,848	19,067
Changes in other assets and liabilities:
Accounts and notes receivable, net	170,037	83,549
Receivables facility proceeds, net	—	46,000
Inventory	(9,118)	25,522
Margin deposits on energy trading and hedging activities, net	(226,406)	(76,063)
Net non-trading derivative assets and liabilities	61,373	262
Prepaid lease obligation	(9,847)	(11,252)
Other current assets	36,075	(25,054)
Other assets	(34,317)	(37,867)
Accounts payable	(20,338)	(8,420)
Taxes payable/receivable	(1,335)	81,260
Other current liabilities	(15,410)	(48,718)
Other liabilities	975	2,155
Net cash provided by (used in) continuing operations from operating activities	(40,880)	74,452
Net cash provided by discontinued operations from operating activities	—	3,950
Net cash provided by (used in) operating activities	(40,880)	78,402
Cash Flows from Investing Activities:
Capital expenditures	(14,472)	(69,025)
Restricted cash	29,548	16,797
Other, net	580	2,100
Net cash provided by (used in) continuing operations from investing activities	15,656	(50,128)
Net cash used in discontinued operations from investing activities	—	(865)
Net cash provided by (used in) investing activities	15,656	(50,993)
Cash Flows from Financing Activities:
Payments of long-term debt	(30,643)	(47,239)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	58,152	(25,050)
Other, net	6,382	16,854
Net cash provided by (used in) continuing operations from financing activities	33,891	(55,435)
Net cash used in discontinued operations from financing activities	—	(1,910)
Net cash provided by (used in) financing activities	33,891	(57,345)
Net Change in Cash and Cash Equivalents	8,667	(29,936)
Cash and Cash Equivalents at Beginning of Period	106,613	146,244
Cash and Cash Equivalents at End of Period	$115,280	$116,308
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$87,229	$107,523
Income taxes paid (net of income tax refunds received) for continuing operations	$(3,557)	$(88,809)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1)         Background, Basis of Presentation and Restatement

(a)         Background.

As used in this Form 10-Q/A, “Reliant Energy” refers to Reliant Energy, Inc. and “we,” “us” and “our” refer to Reliant Energy, Inc. and its consolidated subsidiaries, unless we specify or the context indicates otherwise.  Our business operations consist primarily of two business segments.  See note 12.  This Form 10-Q/A includes our consolidated interim financial statements and notes (interim financial statements).  The interim financial statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with our audited consolidated financial statements and notes in our Form 10-K.

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

Adjustments and Reclassifications.  In September 2004, we sold plants having a net capacity of 770 megawatts (MW) (hydropower plants).  In December 2004, we transferred a project-financed generation plant (Liberty) to the project’s lenders.  The operations of these plants are reported as discontinued operations.  See note 14.

The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to present fairly our financial position and results of operations for the reported periods.  Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for energy and energy services, changes in energy commodity prices, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors.

We have reclassified certain amounts reported in this Form 10-Q/A from prior periods to conform to the 2005 presentation of financial statements.  These reclassifications had no impact on reported earnings.

In our consolidated statement of cash flows for the three months ended March 31, 2005 and 2004, we reclassified $30 million and $17 million, respectively, from operating cash flows to investing cash flows relating to changes in restricted cash.  Restricted cash primarily includes cash held by subsidiaries that cannot be transferred to Reliant Energy or our other subsidiaries pursuant to financing and other agreements, but is available to the applicable subsidiary to use to satisfy certain of its obligations.  This classification is consistent with our June 30, 2005 presentation.  In future filings, we will reclassify prior period changes in restricted cash amounts to be consistent with this presentation.

Changes in Estimates for Retail Energy Sales and Costs.  The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage after consideration of initial usage information provided by the Electric Reliability Council of Texas (ERCOT) Independent System Operator (ISO) and the electric distribution companies in the PJM Interconnection, LLC (PJM).  We revise these estimates and record any changes in the period as information becomes available (collectively referred to as “market usage adjustments”).

As of March 31, 2005 and December 31, 2004, we recorded unbilled revenues of $304 million and $328 million, respectively, for retail energy sales.  During the three months ended March 31, 2005 and 2004, we recognized in gross margin (revenue less fuel and cost of gas sold and purchased power) $15 million and $9 million of expense, respectively, related to market usage adjustments.

As of March 31, 2005, the ERCOT ISO has issued true-up settlements through September 2004.  As of March 31, 2005, the ERCOT ISO’s settlement calculations indicate that our customers utilized electricity volumes that exceeded our estimates by approximately 140,000 megawatt hours (MWh) for 2003 and 186,000 MWh for January through September 2004.  As of March 31, 2005, we have a net receivable of $15 million recorded for final settlement with ERCOT, consisting of a $9 million receivable related to 2003, a $3 million receivable related to 2004 and a $3 million receivable related to 2005.

Although we believe that the estimates and assumptions utilized to recognize revenues and the related supply costs are reasonable and represent our best estimates, actual results could differ.

(c)          Restatement.

On August 2, 2005, we concluded that we should reclassify certain parts of our unaudited interim financial statements for the three months ended March 31, 2005, to correct offsetting classification errors.  The errors related to transactions in our wholesale energy segment that should have been reported on a net basis in our consolidated statement of operations for the three months ended March 31, 2005.  The transactions pertain to sales by our generation facilities to the PJM Interconnection, LLC (PJM) to meet our retail energy supply commitments in the PJM market.  In January 2005, we began to use a new corporate subsidiary to make sales in the PJM market to facilitate our efforts to continue to grow certain retail market segments.  The classification error occurred in connection with recording these transactions in the new entity.

The misstatements had the effect of overstating revenues and purchased power by the same amount ($68 million) for the three months ended March 31, 2005.  There was no impact on (a) gross margin, (b) contribution margin, (c) operating income, (d) loss from continuing operations or (e) net loss.  These misstatements also had no impact on our consolidated balance sheet as of March 31, 2005 or on our consolidated statement of cash flows for the three months ended March 31, 2005.

Following is the impact on our consolidated statement of operations:

	Three Months Ended March 31, 2005
	As Restated	As Previously Reported
	(in millions)

Revenues	$1,869	$1,937
Purchased power	1,018	1,086
Total expenses (operating)	1,796	1,864
Loss from continuing operations	(25)	(25)
Net loss	(25)	(25)

(2)         Stock-based Compensation Plans and Retirement Plans

(a)         Stock-based Compensation Plans.

We apply the intrinsic value method of accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).

The Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R), which requires that we account for employee share-based transactions using a fair value based method.  SFAS No. 123R is effective for us for all share-based transactions initiated on or after January 1, 2006.  We will apply this statement using a modified version of prospective application.  We will recognize compensation cost for the unvested portion of awards granted prior to the effective date, based on the grant-date fair value of those awards used in the pro forma disclosures below.  We have assessed the impact that the adoption of this statement will have on our consolidated financial statements to the extent possible.  The impact with respect to variable instruments is dependent on our stock price on the date of implementation.

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

(4)         Goodwill and Property, Plant and Equipment

We perform our goodwill impairment test annually and evaluate goodwill and property, plant and equipment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  We initially selected November 1 as our annual goodwill impairment testing date since we had historically completed our annual strategic planning process by that date.  Since the time we selected the November 1 date, we have modified our strategic planning process and are no longer completed by November 1.  In addition, our year-end closing and reporting process has been truncated in order to meet the accelerated periodic reporting requirements with the Securities and Exchange Commission resulting in significant constraints on our resources at year-end and during our first fiscal quarter.  Accordingly, in order to align our annual goodwill impairment test with our annual strategic planning process, to meet the accelerated reporting deadlines and to provide adequate time to complete the analysis each year, beginning in 2005, we changed the date on which we perform our annual goodwill impairment test from November 1 to April 1.  The change is not intended to delay, accelerate or avoid an impairment charge.  We believe that this accounting change is an alternative accounting principle that is preferable under the circumstances.

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

(7)         Stockholders’ Equity

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

(10)  Contingencies

(a)         Legal and Environmental Matters.

We are involved in a number of legal, environmental and other proceedings before courts and governmental agencies.  Unless otherwise disclosed, we cannot predict the outcome of these proceedings, some of which involve substantial claim amounts or potential exposure, which, in the event of an adverse judgment or decision could have a material adverse effect on our results of operations, financial condition and cash flows.  For information regarding legal proceedings and environmental matters, see note 14 to our consolidated financial statements in our Form 10-K, which note, as updated below, is incorporated herein by reference and filed as an exhibit to this Form 10-Q/A.

Legal Matters.

Western States Electricity and Natural Gas Litigation

Natural Gas Actions.  In March 2005, a consolidated complaint for seven new class action lawsuits was filed in California state court against us and Reliant Energy Services, Inc., one of our wholly-owned subsidiaries.  The lawsuits, which include allegations similar to those asserted in the 25 previously disclosed “natural gas” lawsuits, allege that we participated in an unlawful conspiracy to increase natural gas prices in California from 2000 to 2001 in violation of antitrust and other laws.  The lawsuits seek injunctive relief, treble damages, restitution of overpayments, disgorgement of unlawful profits and legal expenses.

In April 2005, the United States District Court of Nevada dismissed one of the 25 previously disclosed natural gas lawsuits alleging violations of federal and state antitrust laws and violations of the California unfair competition law.  The allegations in this case are substantially similar to the allegations in the other pending natural gas cases that have been filed against us.  The court ruled that, under the Natural Gas Act, the Federal Energy Regulatory Commission (FERC) retains statutory authority over wholesale natural gas prices and that the plaintiff’s federal antitrust claims and state law claims, accordingly, were barred by the filed rate doctrine.  The decision is subject to appeal.

California Attorney General — Ancillary Services.  In April 2005, the United States Supreme Court denied a request to transfer to state court a lawsuit filed against us in March 2002 by the California Attorney General.  The lawsuit, which we had removed to a federal court, asserts alleged violations of state law in the California ancillary services markets.  In March 2003, a federal district court dismissed the lawsuit on the basis of federal preemption and the filed rate doctrine.  The dismissal was subsequently affirmed by a federal appellate court.

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

Condensed Consolidating Statements of Operations.

	Three Months Ended March 31, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
			(in millions)

Revenues	$—	$1,754	$491	$(376)	$1,869
Fuel and cost of gas sold	—	237	255	(99)	393
Purchased power	—	1,280	11	(273)	1,018
Operation and maintenance	—	84	127	(5)	206
General and administrative	—	37	23	—	60
Loss on sales of receivables‘	—	11	(11)	—	—
Loss on sale of landfill-gas assets.	—	3	—	1	4
Depreciation and amortization	—	53	62	—	115
Total	—	1,705	467	(376)	1,796
Operating income	—	49	24	—	73
Loss of equity investments of consolidated subsidiaries	(4)	(2)	—	6	—
Interest expense	(75)	(10)	(20)	—	(105)
Interest income	—	5	—	—	5
Interest income (expense) - affiliated companies, net	44	(11)	(33)	—	—
Total other expense	(35)	(18)	(53)	6	(100)
Income (loss) before income taxes	(35)	31	(29)	6	(27)
Income tax expense (benefit)	(10)	17	(9)	—	(2)
Net income (loss)	$(25)	$14	$(20)	$6	$(25)

	Three Months Ended March 31, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
			(in millions)

Revenues	$—	$1,364	$473	$(172)	$1,665
Fuel and cost of gas sold	—	74	223	(82)	215
Purchased power	—	1,069	20	(90)	999
Operation and maintenance	—	103	127	—	230
General and administrative	—	50	32	—	82
Loss on sales of receivables‘	—	9	—	—	9
Accrual for payment to CenterPoint Energy, Inc.	—	2	—	—	2
Depreciation and amortization	—	47	60	—	107
Total	—	1,354	462	(172)	1,644
Operating income	—	10	11	—	21
Loss of equity investments	—	(1)	—	—	(1)
Loss of equity investments of consolidated subsidiaries	(10)	(16)	—	26	—
Other, net	—	—	1	—	1
Interest expense	(71)	(8)	(25)	13	(91)
Interest income	—	4	1	—	5
Interest income (expense) - affiliated companies, net	31	(2)	(16)	(13)	—
Total other expense	(50)	(23)	(39)	26	(86)
Loss from continuing operations before income taxes	(50)	(13)	(28)	26	(65)
Income tax benefit	(12)	—	(11)	—	(23)
Loss from continuing operations	(38)	(13)	(17)	26	(42)
Loss from discontinued operations before income taxes	—	—	(7)	—	(7)
Income tax benefit	—	—	(4)	—	(4)
Loss from discontinued operations	—	—	(3)	—	(3)
Loss before cumulative effect of accounting change	(38)	(13)	(20)	26	(45)
Cumulative effect of accounting change, net of tax	—	7	—	—	7
Net loss	$(38)	$(6)	$(20)	$26	$(38)

(1)   These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

	March 31, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
			(in millions)

ASSETS
Current Assets:
Cash and cash equivalents	$10	$24	$81	$—	$115
Restricted cash	—	—	12	—	12
Accounts and notes receivable, principally customer, net	—	364	578	(22)	920
Accounts and notes receivable - affiliated companies	195	906	732	(1,833)	—
Inventory	—	123	159	—	282
Derivative assets	—	75	116	—	191
Other current assets	9	898	109	(2)	1,014
Total current assets	214	2,390	1,787	(1,857)	2,534
Property, plant and equipment, gross	—	3,999	4,385	—	8,384
Accumulated depreciation	—	(564)	(528)	—	(1,092)
Property, Plant and Equipment, net	—	3,435	3,857	—	7,292
Other Assets:
Goodwill (2)	—	84	295	61	440
Other intangibles, net	—	162	459	—	621
Notes receivable - affiliated companies	3,117	1,009	1	(4,127)	—
Equity investments	—	84	—	—	84
Equity investments of consolidated subsidiaries	4,597	246	—	(4,843)	—
Derivative assets	—	297	50	—	347
Other long-term assets	114	294	310	—	718
Total other assets	7,828	2,176	1,115	(8,909)	2,210
Total Assets	$8,042	$8,001	$6,759	$(10,766)	$12,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$13	$1	$297	$—	$311
Accounts payable, principally trade	7	497	49	—	553
Accounts and notes payable - affiliated companies	—	848	985	(1,833)	—
Derivative liabilities	—	182	127	—	309
Other current liabilities	43	372	70	(24)	461
Total current liabilities	63	1,900	1,528	(1,857)	1,634
Other Liabilities:
Notes payable - affiliated companies	—	2,330	1,797	(4,127)	—
Derivative liabilities	—	364	140	—	504
Other long-term liabilities	77	316	311	—	704
Total other liabilities	77	3,010	2,248	(4,127)	1,208
Long-term Debt	3,618	501	791	—	4,910
Commitments and Contingencies
Stockholders’ Equity	4,284	2,590	2,192	(4,782)	4,284
Total Liabilities and Stockholders’ Equity	$8,042	$8,001	$6,759	$(10,766)	$12,036

	December 31, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
			(in millions)

ASSETS
Current Assets:
Cash and cash equivalents	$25	$33	$49	$—	$107
Restricted cash	—	—	16	—	16
Accounts and notes receivable, principally customer, net	—	401	710	(22)	1,089
Accounts and notes receivable - affiliated companies	219	867	529	(1,615)	—
Inventory	—	121	152	—	273
Derivative assets	—	185	127	—	312
Other current assets	9	723	137	(36)	833
Total current assets	253	2,330	1,720	(1,673)	2,630
Property, plant and equipment, gross	—	4,001	4,402	—	8,403
Accumulated depreciation	—	(516)	(497)	—	(1,013)
Property, Plant and Equipment, net	—	3,485	3,905	—	7,390
Other Assets:
Goodwill	—	84	295	62	441
Other intangibles, net	—	146	466	—	612
Notes receivable - affiliated companies	3,093	1,093	—	(4,186)	—
Equity investments	—	84	—	—	84
Equity investments of consolidated subsidiaries	4,753	251	—	(5,004)	—
Derivative assets	—	221	51	—	272
Restricted cash	—	—	25	—	25
Other long-term assets	118	283	292	—	693
Total other assets	7,964	2,162	1,129	(9,128)	2,127
Total Assets	$8,217	$7,977	$6,754	$(10,801)	$12,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$10	$1	$608	$—	$619
Accounts payable, principally trade	3	534	36	—	573
Accounts and notes payable - affiliated companies	—	662	953	(1,615)	—
Derivative liabilities	—	321	88	—	409
Other current liabilities	57	354	117	(58)	470
Total current liabilities	70	1,872	1,802	(1,673)	2,071
Other Liabilities:
Notes payable - affiliated companies	—	2,381	1,805	(4,186)	—
Derivative liabilities	—	204	107	—	311
Other long-term liabilities	148	328	326	—	802
Total other liabilities	148	2,913	2,238	(4,186)	1,113
Long-term Debt	3,613	501	463	—	4,577
Commitments and Contingencies
Stockholders’ Equity	4,386	2,691	2,251	(4,942)	4,386
Total Liabilities and Stockholders’ Equity	$8,217	$7,977	$6,754	$(10,801)	$12,147

(1)   These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Three Months Ended March 31, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
			(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(33)	$(93)	$85	$—	$(41)
Cash Flows from Investing Activities:
Capital expenditures	—	(8)	(6)	—	(14)
Investments in and distributions from subsidiaries, net and Reliant Energy’s advances to its wholly-owned subsidiaries, net(2)	4	2	(2)	(4)	—
Restricted cash	—	—	30	—	30
Net cash provided by (used in) investing activities	4	(6)	22	(4)	16
Cash Flows from Financing Activities:
Payments of long-term debt	—	(1)	(30)	—	(31)
Increase in short-term borrowings, net	8	—	50	—	58
Changes in notes with affiliated companies, net(3)	—	91	(95)	4	—
Other, net	6	—	—	—	6
Net cash provided by (used in) financing activities	14	90	(75)	4	33
Net Change in Cash and Cash Equivalents	(15)	(9)	32	—	8
Cash and Cash Equivalents at Beginning of Period	25	33	49	—	107
Cash and Cash Equivalents at End of Period	$10	$24	$81	$—	$115

	Three Months Ended March 31, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
			(in millions)
Cash Flows from Operating Activities:
Net cash provided by continuing operations from operating activities	$10	$41	$23	$—	$74
Net cash provided by discontinued operations from operating activities	—	—	4	—	4
Net cash provided by operating activities	10	41	27	—	78
Cash Flows from Investing Activities:
Capital expenditures	—	(55)	(14)	—	(69)
Investments in and distributions from subsidiaries, net and Reliant Energy’s advances to and distributions from its wholly-owned subsidiaries, net(2)	2	—	—	(2)	—
Purchase and sale of permits and licenses to affiliates	—	(20)	20	—	—
Restricted cash	—	—	17	—	17
Other	—	2	—	—	2
Net cash provided by (used in) continuing operations from investing activities	2	(73)	23	(2)	(50)
Net cash used in discontinued operations from investing activities	—	—	(1)	—	(1)
Net cash provided by (used in) investing activities	2	(73)	22	(2)	(51)
Cash Flows from Financing Activities:
Payments of long-term debt	—	(1)	(46)	—	(47)
Increase (decrease) in short-term borrowings, net	(28)	—	3	—	(25)
Changes in notes with affiliated companies, net(3)	—	18	(20)	2	—
Other	17	—	—	—	17
Net cash provided by (used in) continuing operations from financing activities	(11)	17	(63)	2	(55)
Net cash used in discontinued operations from financing activities	—	—	(2)	—	(2)
Net cash provided by (used in) financing activities	(11)	17	(65)	2	(57)
Net Change in Cash and Cash Equivalents	1	(15)	(16)	—	(30)
Cash and Cash Equivalents at Beginning of Period	23	64	59	—	146
Cash and Cash Equivalents at End of Period	$24	$49	$43	$—	$116

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

Financial data for business segments are as follows:

	Retail Energy	Wholesale Energy	Other Operations	Eliminations	Consolidated
			(in millions)
Three months ended March 31, 2005 (except as denoted):
Revenues from external customers	$1,304	$564	$1	$—	$1,869
Intersegment revenues	—	107	—	(107)	—
Gross margin(1)	223	234	1	—	458
Contribution margin	157	66	1	—	224
Total assets as of March 31, 2005	1,619	10,603	360	(546)	12,036

Three months ended March 31, 2004 (except as denoted):
Revenues from external customers	$1,152	$513	$—	$—	$1,665
Intersegment revenues	—	60	—	(60)	—
Gross margin(1)	162	289	—	—	451
Contribution margin	79	116	—	—	195
Total assets as of December 31, 2004	1,391	10,864	394	(502)	12,147

(1)   Total revenues less (a) fuel and cost of gas sold and (b) purchased power.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Reconciliation of Contribution Margin to Operating Income and Operating Income to Net Loss:
Contribution margin	$224	$195
Other general and administrative	32	56
Loss on sales of receivables	—	9
Accrual for payment to CenterPoint Energy, Inc.	—	2
Loss on sale of landfill-gas assets	4	—
Depreciation	109	99
Amortization	6	8
Operating income	73	21
Loss of equity investments, net	—	(1)
Other, net	—	1
Interest expense	(105)	(91)
Interest income	5	5
Loss from continuing operations before income taxes	(27)	(65)
Income tax benefit	(2)	(23)
Loss from continuing operations	(25)	(42)
Loss from discontinued operations	—	(3)
Loss before cumulative effect of accounting change	(25)	(45)
Cumulative effect of accounting change, net of tax	—	7
Net loss	$(25)	$(38)

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

(14)  Discontinued Operations – Sale of Our Hydropower Plants and Transfer of our Liberty Operations to its Lenders

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

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement.  As further described in note 1 to our interim financial statements, we restated revenues and purchased power in our consolidated statement of operations for the three months ended March 31, 2005.  These misstatements related to our wholesale energy segment.  In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have updated (a) operational data or volumes relating to our wholesale energy segment, (b) the wholesale energy revenues table and (c) the wholesale energy fuel and cost of gas sold and purchased power table.

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

Recent Developments and Other Information

“Price-to-beat” Adjustments.  In March 2005, the Public Utility Commission of Texas (PUCT) approved an agreement reached between us and certain consumer groups and the PUCT to address future adjustments to our “price-to-beat.”  See “Business — Regulation — Public Utility Commission of Texas” in Item 1 of our Form 10-K for further discussion.  As the average 12-month forward natural gas price between March 1 and March 29, 2005 was greater than the average upon what the current fuel factor was calculated, our fuel factor will not be adjusted before August 2005.  Our “price-to-beat” base rates will be adjusted the first billing cycle following April 29, 2005 to reflect changes in the charges we pay to CenterPoint Energy, Inc.

Consolidated Results of Operations

Retail Energy Segment.  Our retail energy segment’s contribution margin was $157 million during the three months ended March 31, 2005, compared to $79 million in the same period of 2004.  The $78 million increase in contribution margin was primarily due to the net change in unrealized gains on energy derivatives of $144 million.  See below for discussion of our unrealized gains and losses on energy derivatives.  This increase was partially offset by a decrease in gross margin, excluding unrealized gains, of $83 million due primarily to the absence of favorable hedges recorded during the three months ended March 31, 2004 and a hedging loss associated with the “price-to-beat” during the three months ended March 31, 2005.  Higher supply costs and lower volumes from “price-to-beat” customers also contributed to lower retail gross margin.  However, operation and maintenance expense decreased $17 million primarily due to decreased salaries, benefits and severance expense.

Wholesale Energy Segment.  Our wholesale energy segment’s contribution margin was $66 million during the three months ended March 31, 2005, compared to $116 million in the same period of 2004.  The $50 million decrease in contribution margin was primarily due to (a) $40 million decrease from net unrealized gains/losses on energy derivatives and (b) $22 million decrease due to changes in the California energy sales receivables, refund obligation and credit reserve (see note 10(b) to our interim financial statements).  See below for discussion of our unrealized gains and losses on energy derivatives.

Unrealized Gains/Losses on Energy Derivatives.  Unrealized gains and losses on energy derivatives result from our hedging activities, which include buying power supply for our retail business, selling the output of and buying fuel for our power plants, as well as hedging legacy trading positions and optimization of gas storage positions.  Certain of these hedging transactions are treated as derivatives and are recorded using mark-to-market accounting, which requires us to record gains/losses related to future periods based on current changes in forward commodity prices.  We refer to these gains and losses as “unrealized energy derivative gains/losses.”  In general, the related underlying transactions receive accrual accounting treatment, resulting in a mismatch of accounting treatments.

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

(3)   Decrease primarily due to (a) hedging loss from “price-to-beat” customers realized in 2005 compared to hedging gain in 2004, (b) other increases in supply costs and (c) reduced volumes sold at “price-to-beat” rates to small business and residential customers.  These decreases were partially offset by an increase in volumes sold at non “price-to-beat” rates.

(4)   See note 1 to our interim financial statements.

The following tables set forth our operational data relating to electricity sales and retail customers for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Texas:
Residential:
Price-to-beat	3,274	3,678
Non price-to-beat	1,124	878
Total residential	4,398	4,556
Small business:
Price-to-beat	1,222	1,866
Non price-to-beat	496	303
Total small business	1,718	2,169
Large commercial, industrial and governmental/institutional(1)	7,299	7,065
Total Texas	13,415	13,790
Outside of Texas:
Commercial, industrial and governmental/institutional	1,224	567
Total Outside of Texas	1,224	567
Total	14,639	14,357

(1)   These amounts include volumes of customers of the General Land Office for whom we provide services.

	March 31,	December 31,
	2005	2004
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
		(in millions)
Retail Energy:
Retail energy revenues from end-use retail customers:
Texas:
Residential and small business	$682	$677	$5	(1)
Large commercial, industrial and governmental/institutional	501	426	75	(2)
Outside of Texas:
Commercial, industrial and governmental/institutional	70	29	41	(3)
Total	1,253	1,132	121
Retail energy revenues from resales of purchased power and other hedging activitiesother hedging activities	82	33	49	(4)
Market usage adjustments	(26)	(2)	(24	)(5)
Gains recorded prior to 2003 realized/collected in current periods	(5)	(11)	6	(6)
Total retail energy revenues	$1,304	$1,152	$152

(1)   Increase primarily due to (a) increase in sales prices to customers due to increases in the price of natural gas and (b) increased non “price-to-beat” volumes due to increased customers.  These increases were coupled with higher volumes from “price-to-beat” customers due to fewer customers and milder weather.

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

(2)   See footnote (4) above under “— Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004  — Retail Energy Revenues.”

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

(3)   Decrease primarily due to (a) lower generation volumes due to planned and unplanned outages at the Elrama plant, reduced volume from the Cheswick plant due to the expiration of a “provider of last resort” contract and transmission constraints and higher spot coal prices and emission credits prices, which led to reduced dispatch hours and (b) lower realized margins due to hedged power sales at lower prices and higher coal costs.  These decreases were partially offset by the Seward plant achieving commercial operation in October 2004.

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

(7)   Increase primarily due to (a) higher realized margins as 2004 obligations under a “provider of last resort” contract (which primarily ended during the fourth quarter of 2004) were priced lower than 2005 market prices and (b) increased generation driven by a planned outage at the Avon Lake plant during the first quarter of 2004.  These increases were partially offset by lower generation due to expiration of a “provider of last resort” contract and limited market liquidity.

Our operational data relating to our wholesale energy sales are:

	Three Months Ended March 31,
	2005	2004
	(gigawatt hours)
Wholesale Power Sales(1)
Net power generation volumes	8,370	8,637
Power purchase volumes	86	135
Power sales volumes(2)	8,456	8,772

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

Wholesale Energy Revenues.  Our wholesale energy revenues increased $98 million during the three months ended March 31, 2005 compared to the same period in 2004. The detail is as follows:

	Three Months Ended March 31,
	2005	2004	Change
		(in millions)
Wholesale Energy:
Wholesale energy third-party revenues	$713	$517	$196	(1)
Wholesale energy intersegment revenues	107	60	47	(2)
Unrealized losses	(149)	(4)	(145	)(3)
Total wholesale energy revenues	$671	$573	$98

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

Wholesale Energy Fuel and Cost of Gas Sold and Purchased Power.  Our wholesale energy fuel and cost of gas sold and purchased power increased $153 million during the three months ended March 31, 2005 compared to the same period in 2004.  The detail is as follows:

	Three Months Ended March 31,
	2005	2004	Change
		(in millions)
Wholesale Energy:
Wholesale energy third-party costs	$563	$305	$258	(1)
Unrealized gains	(126)	(21)	(105	)(2)
Total wholesale energy	$437	$284	$153

(1)   Increase primarily due to (a) $260 million due to certain gas transactions, which prior to April 1, 2004, were recorded net as a part of the trading activity and are now recorded gross in revenues and fuel and cost of gas sold (see footnote (1) above under “— Wholesale Energy Revenues”) and (b) higher prices of natural gas, coal and purchased power.

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

Financial Condition

In this section, we provide updates related to sources of liquidity and capital resources, liquidity and capital requirements and historical cash flows.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of our Form 10-K.

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

Liquidity and Capital Requirements

Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures, debt service requirements, and regulatory and legal settlements.  Examples of working capital needs include purchases of fuel and electricity, plant maintenance costs (including required environmental expenditures), collateral requirements and other costs such as payroll.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and “ — Liquidity and Capital Resources” in Item 7 of our Form 10-K.

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

Credit Risk

Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty.  Credit risk is inherent in our commercial activities.  See “Quantitative and Qualitative Disclosures About Non-Trading and Trading Activities and Related Market Risks” in Item 7A of our Form10-K.

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

Credit Rating Equivalent	Exposures Before Collateral(1)	Credit Collateral Held	Exposure Net of Collateral	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	(dollars in millions)

Investment grade	$178	$—	$178	—	$—
Non-investment grade	371	—	371	1	299
No external ratings:
Internally rated – Investment grade	192	—	192	—	—
Internally rated – Non-investment grade	256	—	256	1	166
Total	$997	$—	$997	2	$465

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

Historical Cash Flows

The following table provides an overview of cash flows relating to our operating, investing and financing activities:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Cash provided by (used in):
Operating activities	$(41)	$78
Investing activities	16	(51)
Financing activities	33	(57)

Cash Flows — Operating Activities

Net cash provided by operating activities decreased $119 million during the three months ended March 31, 2005 compared to the same period in 2004.  The change is detailed as follows (in millions):

Changes in working capital and other assets and liabilities	$(79	)(1)
Changes in cash flows from operations, excluding working capital and other assets and liabilities	(36	)(2)
Changes in cash flows related to our discontinued operations	(4)
Net change	$(119)

(1)   Change in net cash outflows to $48 million for the three months ended March 31, 2005 from net cash inflows of $31 million for the same period in 2004 due to an increase in cash used to meet working capital and other assets and liabilities requirements.  See further analysis below.

(2)   Decrease in net cash inflows to $7 million for the three months ended March 31, 2005 from $43 million for the same period in 2004.

Three Months Ended March 31, 2005 and 2004.  Changes in working capital and other assets and liabilities from continuing operations for the three months ended March 31, 2005 and 2004 are detailed as follows:

	Three Months Ended March 31,
	2005	2004
	(in millions)

Net proceeds from receivables facility	$—	$46
Increase in margin deposits on energy trading and hedging activities	(226)	(76)
Net purchases of emissions credits	(16)	(42)
Net option premiums sold (purchased)	56	(11)
Net change in accounts and notes receivable and unbilled revenue and accounts payable	150 (1)	75 (2)
Increase (decrease) in taxes receivable	(1)	81
Other, net	(11)	(42)
Cash provided (used)	$(48)	$31

(1)   Net change primarily due to (a) seasonality in our retail operations, (b) a decrease in accounts receivable in our wholesale business driven by the discontinuation of the majority of a “provider of last resort” contract and (c)  a decrease in net power purchase obligations in our wholesale business.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)   Net change primarily related to decrease in power sales volumes in our wholesale energy segment.

Cash Flows — Investing Activities

Net cash provided by/used in investing activities changed by $67 million during the three months ended March 31, 2005 compared to the same period in 2004, primarily due to (a) $55 million decrease in capital expenditures related to our power generation development projects as one facility was completed in February 2004 and one facility was completed in October 2004 and (b) $13 million decrease in restricted cash.

Three Months Ended March 31, 2005.  Net cash provided by investing activities during the three months ended March 31, 2005 was $16 million primarily due to $30 million in changes in restricted cash, partially offset by capital expenditures ($3 million for growth capital expenditures and $11 million for maintenance capital expenditures) primarily related to our power generation operations.

Three Months Ended March 31, 2004.  Net cash used in investing activities during the three months ended March 31, 2004 was $51 million, primarily due to $69 million of capital expenditures ($51 million for growth capital expenditures and $18 million for maintenance capital expenditures) primarily related to our power generation operations and development of power generation projects, partially offset by $17 million in changes in restricted cash.

Cash Flows — Financing Activities

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

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Accounting Estimates — New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates — Critical Accounting Estimates” in Item 7 in our Form 10-K, note 2 to our consolidated financial statements in our Form 10-K and note 1 to our interim financial statements.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT NON-TRADING AND TRADING ACTIVITIES AND RELATED MARKET RISKS

Market Risk and Risk Management

We are exposed to various market risks arising from the ownership of our assets and the operation of our business.  These risks have the potential to impact the results of our operations and cash flows from our business activities.  Our market risks primarily relate to fluctuations in commodity prices and interest rates.  See “Quantitative and Qualitative Disclosures About Non-Trading and Trading Activities and Related Market Risks” in Item 7A of our Form10-K.

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

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q/A, our management, with the participation of our chief executive officer and chief financial officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of March 31, 2005, the end of the period covered by this Form 10-Q/A.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.  In reaching this conclusion, these officers noted, with respect to the restatement of our financial statements for the quarterly period ended March 31, 2005, that: (a) the reclassification underlying the restatement resulted from a discrete event (the use of a different subsidiary to enter into energy transactions in the PJM market beginning in the first quarter) that affected a limited number of transactions; (b) the reclassification issued was detected by management in the second quarter reporting process through the application of our internal controls; and (c) the reclassification was not material to revenues or expenses.  In addition, these officers took into account that management’s decision to restate our previously issued financial statements represented a cautionary disclosure approach and did not consider the restatement to be material.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of material legal proceedings that commenced, or material updates to pending legal proceedings that took place, during the first quarter of 2005, see note 9 to our interim financial statements included in this Form 10-Q/A.  For information concerning the background of pending material legal proceedings for which there were no updates during the first quarter of 2005, see note 14 to our consolidated financial statements in our Form 10-K.

ITEM 6.  EXHIBITS

Exhibits.

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT ENERGY, INC.
(Registrant)

August 8, 2005	By:	/s/ Thomas C. Livengood
Thomas C. Livengood
Senior Vice President and Controller (Duly Authorized Officer and Chief Accounting Officer)

INDEX OF EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Restated Certificate of Incorporation	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1 dated April 27, 2001	333-48038	3.1

3.2	Second Amended and Restated Bylaws	Reliant Energy, Inc.’s Current Report on Form 8-K dated September 21, 2004	1-16455	99.1

3.3	Certificate of Ownership and Merger Merging a Wholly-owned Subsidiary into Registrant Pursuant to Section 253 of the General Corporation Law of the State of Delaware, effective as of April 26, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K dated April 26, 2004	1-16455	3.1

4.1

Registrant has omitted instruments with respect to long-term debt in an amount that does not exceed 10% of the registrant’s total assets and its subsidiaries on a consolidated basis and hereby undertakes to furnish a copy of any such agreement to the Securities and Exchange Commission upon request

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

+99.1	Reliant Energy, Inc.’s note 14 to its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2004

+99.2	Preferability Letter of Deloitte & Touche LLP relating to change in accounting principle for annual goodwill impairment test date