Form 10-Q
period 2005-06-30
RELIANT ENERGY INC
filed 2005-08-09
CIK 1126294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒  No ☐

As of July 28, 2005, the latest practicable date for determination, Reliant Energy, Inc. had 302,588,069 shares of common stock outstanding and no shares of treasury stock.

TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Information

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Consolidated Statements of Operations (unaudited) Three and Six Months Ended June 30, 2005 and 2004
Consolidated Balance Sheets (unaudited) June 30, 2005 and December 31, 2004
Consolidated Statements of Cash Flows (unaudited) Six Months Ended June 30, 2005 and 2004
Notes to Unaudited Consolidated Interim Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
Consolidated Results of Operations
Financial Condition
New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT NON-TRADING AND TRADING ACTIVITIES AND RELATED MARKET RISKS
Market Risks and Risk Management
Non-Trading Market Risks
Trading Market Risks

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Changes in Internal Control Over Financial Reporting

PART II.
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.	EXHIBITS

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

Although we believe that the expectations and the underlying assumptions reflected in our forward-looking statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are not guarantees of future performance or events.  These statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.  Among other things, the matters described in:

•                  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Item 7 and note 14 to our consolidated financial statements, in our Annual Report on Form 10-K for the year ended December 31, 2004 (Form 10-K);

•                  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 to our interim financial statements in our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2005 (First Quarter Form 10-Q); and

•                  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 11 to our interim financial statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (this Form 10-Q)

could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.
FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Revenues (including $48,819, $(6,393), $(100,639) and $(11,439) unrealized gains (losses))	$2,635,872	$2,202,620	$4,504,963	$3,867,334
Expenses:
Fuel and cost of gas sold (including $(20,416), $13,259, $105,684 and $36,379 unrealized gains (losses))	666,775	472,062	1,059,497	687,364
Purchased power (including $107,475, $(67,146), $260,465 and $(58,796) unrealized gains (losses))	1,294,010	1,280,716	2,312,114	2,278,949
Operation and maintenance	238,706	228,185	445,174	457,895
Selling and marketing	21,925	21,261	40,910	38,927
Bad debt expense	12,529	11,564	21,139	20,308
Other general and administrative	49,183	44,223	80,847	100,265
Loss on sales of receivables	—	10,063	—	19,250
Accrual for payment to CenterPoint Energy, Inc.	—	—	—	1,658
Gains on sales of assets, net	(13,320)	—	(8,859)	—
Depreciation	99,766	120,500	209,152	218,882
Amortization	6,185	10,916	12,068	19,345
Total operating expense	2,375,759	2,199,490	4,172,042	3,842,843
Operating Income	260,113	3,130	332,921	24,491
Other Income (Expense):
Losses from investments, net	(22,910)	(496)	(22,903)	(665)
Loss of equity investments, net	(3,676)	(8,782)	(3,844)	(9,588)
Other, net	67	3,117	147	3,877
Interest expense	(108,201)	(97,604)	(213,546)	(189,471)
Interest income	6,841	7,379	12,053	12,482
Total other expense	(127,879)	(96,386)	(228,093)	(183,365)
Income (Loss) from Continuing Operations Before Income Taxes	132,234	(93,256)	104,828	(158,874)
Income tax expense (benefit)	62,513	(29,628)	60,029	(52,485)
Income (Loss) from Continuing Operations	69,721	(63,628)	44,799	(106,389)
Income (loss) from discontinued operations before income taxes	29,377	(16,330)	29,377	(23,139)
Income tax expense (benefit)	374	(8,282)	374	(12,191)
Income (loss) from discontinued operations	29,003	(8,048)	29,003	(10,948)
Income (Loss) Before Cumulative Effect of Accounting Change	98,724	(71,676)	73,802	(117,337)
Cumulative effect of accounting change, net of tax	—	—	—	7,290
Net Income (Loss)	$98,724	$(71,676)	$73,802	$(110,047)

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.23	$(0.21)	$0.15	$(0.36)
Income (loss) from discontinued operations	0.10	(0.03)	0.10	(0.03)
Income (loss) before cumulative effect of accounting change	0.33	(0.24)	0.25	(0.39)
Cumulative effect of accounting change, net of tax	—	—	—	0.02
Net income (loss)	$0.33	$(0.24)	$0.25	$(0.37)

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.21	$(0.21)	$0.15	$(0.36)
Income (loss) from discontinued operations	0.09	(0.03)	0.08	(0.03)
Income (loss) before cumulative effect of accounting change	0.30	(0.24)	0.23	(0.39)
Cumulative effect of accounting change, net of tax	—	—	—	0.02
Net income (loss)	$0.30	$(0.24)	$0.23	$(0.37)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$125,388	$106,613
Restricted cash	11,183	15,610
Accounts and notes receivable, principally customer, net of allowance of $30,962 and $42,589	1,232,701	1,089,058
Inventory	309,675	273,128
Derivative assets	288,411	312,232
Margin deposits on energy trading and hedging activities	712,777	509,726
Accumulated deferred income taxes	92,019	117,341
Prepayments and other current assets	231,206	205,569
Total current assets	3,003,360	2,629,277
Property, plant and equipment, gross	8,311,635	8,403,308
Accumulated depreciation	(1,177,406)	(1,013,178)
Property, Plant and Equipment, net	7,134,229	7,390,130
Other Assets:
Goodwill	436,057	440,534
Other intangibles, net	619,631	611,524
Net California receivables subject to refund	207,589	200,086
Equity investments	77,475	83,819
Derivative assets	430,076	272,254
Prepaid lease	238,552	243,463
Restricted cash	—	25,547
Other	260,351	250,231
Total other assets	2,269,731	2,127,458
Total Assets	$12,407,320	$12,146,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$392,985	$618,854
Accounts payable, principally trade	764,006	572,886
Derivative liabilities	368,137	409,110
Margin deposits from customers on energy trading and hedging activities	17,594	19,040
Other	462,305	450,125
Total current liabilities	2,005,027	2,070,015
Other Liabilities:
Accumulated deferred income taxes	327,847	395,491
Derivative liabilities	558,596	311,222
Benefit obligations	164,273	156,472
Other	228,317	250,454
Total other liabilities	1,279,033	1,113,639
Long-term Debt	4,786,092	4,576,857
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 301,897,288 and 299,812,305 issued)	63	61
Additional paid-in capital	5,809,712	5,790,007
Treasury stock at cost (0 and 128,264 shares)	—	(2,209)
Retained deficit	(1,294,146)	(1,367,948)
Accumulated other comprehensive loss	(178,461)	(33,557)
Total stockholders’ equity	4,337,168	4,386,354
Total Liabilities and Stockholders’ Equity	$12,407,320	$12,146,865

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$73,802	$(110,047)
(Income) loss from discontinued operations	(29,003)	10,948
Net income (loss) from continuing operations and cumulative effect of accounting change	44,799	(99,099)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of accounting change	—	(7,290)
Depreciation and amortization	221,220	238,227
Deferred income taxes	58,792	(60,220)
Net unrealized (gains) losses on energy derivatives	(265,510)	33,856
Amortization of deferred financing costs	8,198	16,498
Other, net	40,362	31,987
Changes in other assets and liabilities:
Accounts and notes receivable, net	(145,337)	(179,243)
Receivables facility proceeds, net	—	94,000
Inventory	(25,097)	16,049
Margin deposits on energy trading and hedging activities, net	(204,497)	(246,278)
Net derivative assets and liabilities	61,536	17,794
Prepaid lease	4,911	3,506
Other current assets	36,363	(50,215)
Other assets	(45,264)	(47,249)
Accounts payable	190,909	133,294
Taxes payable/receivable	(19,446)	54,822
Other current liabilities	(23,237)	(4,121)
Other liabilities	13,127	14,786
Net cash used in continuing operations from operating activities	(48,171)	(38,896)
Net cash provided by discontinued operations from operating activities	—	18,122
Net cash used in operating activities	(48,171)	(20,774)
Cash Flows from Investing Activities:
Capital expenditures	(42,466)	(108,604)
Proceeds from sales of assets, net	44,932	9,294
Restricted cash	29,974	43,848
Other, net	2,500	2,100
Net cash provided by (used in) continuing operations from investing activities	34,940	(53,362)
Net cash provided by (used in) discontinued operations from investing activities	29,942	(2,794)
Net cash provided by (used in) investing activities	64,882	(56,156)
Cash Flows from Financing Activities:
Payments of long-term debt	(36,396)	(78,379)
Increase in short-term borrowings and revolving credit facilities, net	24,019	151,050
Proceeds from issuances of stock	14,441	8,552
Other, net	—	8,502
Net cash provided by continuing operations from financing activities	2,064	89,725
Net cash used in discontinued operations from financing activities	—	(3,754)
Net cash provided by financing activities	2,064	85,971
Net Change in Cash and Cash Equivalents	18,775	9,041
Cash and Cash Equivalents at Beginning of Period	106,613	146,244
Cash and Cash Equivalents at End of Period	$125,388	$155,285
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$190,575	$171,564
Income taxes paid (net of income tax refunds received) for continuing operations	$19,858	$(53,578)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1)         Background and Basis of Presentation

(a)           Background.

“Reliant Energy” refers to Reliant Energy, Inc. and “we,” “us” and “our” refer to Reliant Energy, Inc. and its consolidated subsidiaries.  Our business consists primarily of two business segments, retail energy and wholesale energy.  See note 13.  Our consolidated interim financial statements and notes (interim financial statements) are unaudited, omit certain disclosures and should be read in conjunction with our audited consolidated financial statements and notes in our Form 10-K.

(b)           Basis of Presentation.

Estimates.  In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), we make estimates and assumptions that affect reported assets and liabilities, disclosure of contingent assets and liabilities and reported revenues and expenses.  Actual results could differ from those estimates.

Adjustments and Reclassifications.  The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to present fairly our financial position and results of operations for the reported periods.  Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for energy and energy services, changes in commodity prices, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors.  We have reclassified certain immaterial amounts reported in this Form 10-Q from prior periods to conform to the 2005 presentation.  These reclassifications had no impact on reported earnings.

In our consolidated statement of cash flows for the six months ended June 30, 2004, we reclassified $44 million from operating cash flows to investing cash flows relating to changes in restricted cash.  Restricted cash primarily includes cash held by subsidiaries that cannot be transferred to Reliant Energy or our other subsidiaries pursuant to financing and other agreements, but is available to the applicable subsidiary to use to satisfy certain of its obligations.  This classification is consistent with our 2005 presentation.  In future filings, we will reclassify prior period changes in restricted cash amounts to be consistent with this presentation.

(2)         Stock-based Compensation Plans

We apply the intrinsic value method of accounting for employee stock-based compensation plans.  In accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” beginning January 1, 2006, we will begin to recognize compensation cost for the unvested portion of pre-January 2006 awards and awards granted from that date based on the grant-date fair value of those awards.

Using the Black-Scholes model for determining fair values, our pro forma results would be:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions, except per share amounts)

Net income (loss), as reported	$99	$(72)	$74	$(110)
Add: Stock-based employee compensation expense included in reported net income/loss, net of related tax effects	6	6	5	8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(7)	(10)	(13)
Pro forma net income (loss)	$100	$(73)	$69	$(115)

Earnings (loss) per share:
Basic, as reported	$0.33	$(0.24)	$0.25	$(0.37)
Basic, pro forma	$0.33	$(0.25)	$0.23	$(0.39)
Diluted, as reported	$0.30	$(0.24)	$0.23	$(0.37)
Diluted, pro forma	$0.30	$(0.25)	$0.22	$(0.39)

(3)         Comprehensive Income (Loss)

The components of total comprehensive income (loss) are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)

Net income (loss)	$99	$(72)	$74	$(110)
Other comprehensive income (loss), net of tax:
Changes in minimum pension liability	—	1	—	1
Deferred gain (loss) from cash flow hedges	(34)	9	(113)	40
Reclassification of net deferred gain from cash flow hedges realized in net income/loss	(22)	(17)	(32)	(13)
Comprehensive income resulting from discontinued operations	—	10	—	8
Comprehensive income (loss)	$43	$(69)	$(71)	$(74)

(4)         Goodwill and Property, Plant and Equipment

We perform our goodwill impairment test annually and evaluate goodwill and property, plant and equipment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  We initially selected November 1 as our annual goodwill impairment testing date since we had historically completed our annual strategic planning process by that date.  Since the time we selected the November 1 date, we have modified our strategic planning process, which provides key information used in the analysis of our goodwill impairment test, and such information is no longer completed by November 1.  Accordingly, in order to align our annual goodwill impairment test with our annual strategic planning process, to meet the accelerated reporting deadlines and to provide adequate time to complete the analysis each year, beginning in 2005, we changed the date on which we perform our annual goodwill impairment test from November 1 to April 1.  The change is not intended to delay, accelerate or avoid an impairment charge.  We believe that this accounting change is an alternative accounting principle that is preferable under the circumstances.

2005 Annual Goodwill Impairment Tests.  We performed our annual goodwill impairment tests for our wholesale energy and retail energy reporting units effective April 1, 2005 and determined that no impairments had occurred.

Estimation of Our Wholesale Energy Reporting Unit’s Fair Value.  The types of subjective factors and significant assumptions used to estimate the fair value remained the same in our April 1, 2005 test as in our November 1, 2004 test.  See note 5 to our consolidated financial statements in our Form 10-K.

January and March 2005 Goodwill Impairment Tests Related to our Wholesale Energy Reporting Unit.  In January and March 2005, we signed agreements to sell 48 megawatts (MW) and 30 MW of generation assets, respectively.  See note 14.  These sales required us to allocate a portion of the goodwill in the wholesale energy reporting unit to the basis of assets being sold on a relative fair value basis as of January and March 2005.  We allocated $2 million and $1 million to the Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries (REMA) hydropower plants and landfill-gas fueled power plants, respectively.  As of January and March 2005, we also analyzed the recoverability of goodwill in our remaining wholesale energy reporting unit and determined that no impairment had occurred.

(5)         Derivative Instruments

For discussion of our derivative activities, see notes 2(d) and 6 to our consolidated financial statements in our Form 10-K.  Below is the pre-tax income (loss) of our derivative instruments, including energy and interest rate derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)

Energy derivatives:
Hedge ineffectiveness(1)	$(8)	$2	$(1)	$2
Other net unrealized gains (losses)(2)	144	(62)	267	(36)
Interest rate derivatives:
Hedge ineffectiveness(1)	—	—	—	—
Other net unrealized losses(2)	(5)	(5)	(10)	(12)
Total	$131	$(65)	$256	$(46)

(1)   No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(2)   There were no amounts for the three and six months ended June 30, 2005 and 2004 recognized in our results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of June 30, 2005 and December 31, 2004, the maximum length of time we were hedging our exposure to the variability in future cash flows for forecasted energy transactions was eight years.  As of June 30, 2005 and December 31, 2004, the maximum length of time we were hedging our exposure to the payment of variable interest rates was six months and 12 months, respectively.  As of June 30, 2005 and December 31, 2004, accumulated other comprehensive loss from derivatives, net of tax, was $178 million and $33 million, respectively.  As of June 30, 2005, we expect $38 million of accumulated other comprehensive loss to be reclassified into our results of operations during the period from July 1, 2005 to June 30, 2006.

Although we exited proprietary trading activities in March 2003, we have legacy positions, which will be closed as economically feasible or in accordance with their terms.  The margins associated with these legacy positions are (income (loss)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)

Revenues	$(1)	$—	$(1)	$—
Fuel and cost of gas sold	1	(6)	(15)	(3)
Gross margin	$—	$(6)	$(16)	$(3)

(6)   Credit Facilities, Bonds, Notes and Other Debt

As of June 30, 2005, we were in compliance with all of our debt covenants.  Our outstanding debt is:

	June 30, 2005			December 31, 2004
	Weighted Average Stated Interest Rate(1)	Long-term	Current	Weighted Average Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Banking or Credit Facilities, Bonds and Notes:
Reliant Energy:
Senior secured notes due 2010	9.25%	$550	$—	9.25%	$550	$—
Senior secured notes due 2013	9.50	550	—	9.50	550	—
Senior secured notes due 2014	6.75	750	—	6.75	750	—
Convertible senior subordinated notes due 2010	5.00	275	—	5.00	275	—
Senior secured term loans due 2010	6.06	1,284	13	4.80	1,290	10
Senior secured revolver due 2009	7.88	92	—	7.13	199	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010	12.00	400	—	12.00	400	—
PEDFA fixed-rate bonds for Seward plant due 2036	6.75	500	—	6.75	500	—
REMA term loans due 2005 to 2006	—	—	—	4.94	14	14
Reliant Energy Channelview LP:
Term loans and revolving working capital facility:
Floating rate debt due 2005 to 2024	4.85	267	20	3.83	—	284
Fixed rate debt due 2014 to 2024	9.55	75	—	9.55	—	75
RE Retail Receivables, LLC facility due 2005	4.68	—	350	3.90	—	227
Total facilities, bonds and notes		4,743	383		4,528	610
Other:
Adjustment to fair value of debt(2)		44	9		49	8
Adjustment to fair value of debt due to warrants		(1)	—		(1)	—
Other		—	1		1	1
Total other debt		43	10		49	9
Total debt		$4,786	$393		$4,577	$619

(1)   The weighted average stated interest rates are for borrowings outstanding as of June 30, 2005 or December 31, 2004.

(2)   Included in interest expense is amortization of $2 million and $3 million for valuation adjustments for debt during the three months ended June 30, 2005 and 2004, respectively, and $4 million and $5 million during the six months ended June 30, 2005 and 2004, respectively.

Amounts borrowed and available for borrowing under our senior secured revolver as of June 30, 2005 are:

	Total Committed Credit	Drawn Amount	Letters of Credit	Unused Amount
	(in millions)
Reliant Energy senior secured revolver due 2009	$1,700	$92	$771	$837

As of June 30, 2005 and December 31, 2004, committed credit facilities, bonds and notes aggregating $675 million and $703 million, respectively, were unsecured.

RE Retail Receivables, LLC Facility.  We have a receivables facility arrangement with financial institutions to sell an undivided interest in accounts receivable from our retail business under which, on an ongoing basis, the financial institutions can invest a maximum of $350 million for their interests in these receivables.  We intend to renew or replace the facility prior to its expiration in September 2005.

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

(7)   Stockholders’ Equity

Treasury Stock Issuances and Transfers.

Changes in the number of shares of our treasury stock are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(shares in thousands)

Shares of treasury stock, beginning of period	—	4,153	128	5,212
Shares of treasury stock issued to employees under our employee stock purchase plan	—	—	—	(764)
Shares of treasury stock issued to our savings plans	—	—	—	(5)
Shares of treasury stock issued under our long-term incentive plans	—	(1,693)	(128)	(1,983)
Shares of treasury stock, end of period	—	2,460	—	2,460

(8)         Earnings Per Share

Reconciliations of the amounts used in the basic and diluted earnings (loss) per common share computations are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)

Income (loss) from continuing operations (basic)	$70	$(64)	$45	$(106)
Plus: Interest expense on 5.00% convertible senior subordinated notes	2	— (1)	4	— (1)
Income (loss) from continuing operations (diluted)	$72	$(64)	$49	$(106)

(1)   As we incurred a loss from continuing operations for this period, diluted loss per share is calculated the same as basic loss per share.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004		2005	2004
	(shares in thousands)

Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding	301,250	296,601		300,848	296,334
Plus: Incremental shares from assumed conversions:
Stock options	2,100	—	(1)	2,360	—	(1)
Restricted stock and performance-based shares	1,136	—	(1)	1,205	—	(1)
Employee stock purchase plan	29	—	(1)	24	—	(1)
5.00% convertible senior subordinated notes	28,823	—	(1)	28,823	—	(1)
Warrants	4,341	—	(1)	4,470	—	(1)
Weighted average shares outstanding assuming conversion	337,679	296,601		337,730	296,334

(1)   See note (1) above regarding diluted loss per share.

We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect or, in the case of certain stock options, because their exercise price was greater than the average market price:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(shares in thousands, dollars in millions)

Potential common shares excluded from the calculation of diluted earnings (loss) per common share:
Stock options	—	1,823	—	1,721
Restricted stock and performance-based shares	—	1,750	—	1,590
Employee stock purchase plan	—	173	—	107
5.00% convertible senior subordinated notes	—	28,823	—	28,823
Warrants	—	3,449	—	3,065

Potential common shares excluded from the calculation of diluted earnings (loss) per common share because the exercise price was greater than the average market price:
Stock options	4,396	11,700	4,284	12,311
Warrants	—	—	—	—

Interest expense that would have been added to income from continuing operations if 5.00% convertible senior subordinated notes were dilutive	$—	$2	$—	$4

(9)   Income Taxes

(a)   Tax Rate Reconciliations.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)

Income (loss) from continuing operations before income taxes	$132.2	$(93.3)	$104.8	$(158.9)
Federal statutory rate	35%	35%	35%	35%
Income tax expense (benefit) at statutory rate	46.3	(32.6)	36.7	(55.6)
Net addition (reduction) in taxes resulting from:
Federal tax reserves	0.7	1.5	2.0	3.0
State income taxes, net of federal income taxes	5.2	—	10.7	(3.3)
Settlement of shareholder class action lawsuits	2.1	—	2.1	—
Federal and foreign valuation allowances	6.0	0.2	6.0	1.4
Other, net	2.2	1.3	2.5	2.0
Total	16.2	3.0	23.3	3.1
Income tax expense (benefit)	$62.5	$(29.6)	$60.0	$(52.5)
Effective rate	47.3%	31.8%	57.3%	33.0%

(b)   Tax Contingencies.

Our income tax returns for certain prior tax reporting periods are presently under audit by federal and state taxing authorities.  These audits may result in assessments of additional taxes.  We have received proposed tax assessments from certain taxing authorities, which are currently at varying stages of appeals regarding these matters.  We evaluate the need for contingent tax liabilities on a quarterly basis and any changes in estimates are recorded in our results of operations.

During the three months ended June 30, 2005, we recorded a pre-tax charge of $8 million related to the settlement of the shareholder class action lawsuits and associated legal expenses.  See note 11(a).  We believe that a majority of the settlement is deductible for income tax purposes in 2005; however, no assurance can be given that the Internal Revenue Service would not assert, or that a court would not sustain, a contrary position.

(10) Guarantee

We have guaranteed payments to a third party relating to certain energy sales from El Dorado Energy, LLC, a former investment.  The estimated maximum potential amount of future payments under this guarantee is approximately $21 million as of June 30, 2005.  There are no assets held as collateral by us; however, we secured a portion of the guarantee with letters of credit.  We have recorded no liability in our consolidated balance sheets for this guarantee.

(11) Contingencies

(a)         Legal and Environmental Matters.

We are involved in a number of legal, environmental and other proceedings before courts and governmental agencies.  Unless otherwise disclosed, as noted in our Form 10-K, we cannot predict the final outcome of these proceedings, some of which involve substantial claim amounts or potential exposure, which, in the event of an adverse judgment or decision could have a material adverse effect on our results of operations, financial condition and cash flows.  For information regarding legal proceedings and environmental matters, see note 14 to our consolidated financial statements in our Form 10-K and note 10 to our interim financial statements in our First Quarter Form 10-Q, which notes, as updated below, are incorporated herein by reference and filed as exhibits to this Form 10-Q.

Legal Matters.

Western States Electricity and Natural Gas Litigation

Electricity Actions.  We are defendants in a number of lawsuits that allege that we engaged in an unlawful conspiracy to artificially increase wholesale electricity prices in California and other western states from 2000 to 2001 in violation of antitrust laws and laws prohibiting unfair business practices.  Many of these lawsuits have been dismissed on the basis that the Federal Energy Regulatory Commission (FERC) has exclusive jurisdiction over the claim.  In June 2005, the United States Supreme Court denied a petition to review and overturn the dismissal of one of the lawsuits.

Criminal Proceeding – Reliant Energy Services, Inc.  In April 2004, a federal grand jury indicted Reliant Energy Services, Inc. and certain of its former and current employees for alleged violations of the Commodity Exchange Act and related wire fraud and conspiracy charges.  The trial court judge presiding over the case has set the matter for trial in late October 2005.

California Attorney General – Violations of Clayton Act.  In April 2002, the California Attorney General and the California Department of Water Resources sued us alleging that our acquisition of electric generating facilities from Southern California Edison in 1998 violated Section 7 of the Clayton Act.  The trial court judge presiding over the case has set the matter for trial in February 2006.

Other Litigation

Texas Commercial Energy and Utility Choice Electric.  In July 2003, Texas Commercial Energy, LLC (TCE) sued several Electric Reliability Council of Texas (ERCOT) power market participants (including us and various subsidiaries) in the Corpus Christi Federal District Court for the Southern District of Texas.  TCE claimed damages in excess of $535 million for alleged violations of state and federal antitrust laws, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract and civil conspiracy.  The trial court dismissed the lawsuit.  The Fifth Circuit Court of Appeals (Fifth Circuit) affirmed the dismissal of the lawsuit and has denied TCE’s request for a rehearing of the lawsuit.  TCE has until October 2005 to appeal the Fifth Circuit’s decision to the United States Supreme Court.

The lawsuit filed by Utility Choice Electric, which alleges similar claims to the TCE lawsuit and additional claims including, among others, wire fraud, mail fraud and violations of the Racketeer Influenced and Corrupt

Organizations Act, remains pending in the Federal District Court for the Southern District of Texas, Houston Division.  However, the court suspended further prosecution of the case pending the outcome of the Fifth Circuit’s decision on the TCE lawsuit.  In July 2005, the court modified the suspension to permit the defendants to file motions to dismiss the lawsuit.

Shareholder Class Action Lawsuits.  In July 2005, we reached a settlement agreement related to the class action lawsuits against us for claims alleging violations of securities laws.  The settlement agreement, which is subject to court approval, provides for a total settlement payment by us of $68 million, of which $61.5 million is covered by director and officer insurance policies.  In addition, Deloitte & Touche LLP, our independent auditor and a defendant in the litigation, has agreed to make a payment of $7 million.  Under the terms of the agreement, we do not admit liability by the company or our officers or directors nor are there findings under the terms of the settlement of any violations of the federal securities laws.  The settlement also includes releases as to all claims asserted by the plaintiffs against certain of our former officers.  During the three months ended June 30, 2005, we recorded a pre-tax charge of $8 million related to the settlement and associated legal expenses.

Environmental Matters.

Environmental Class Action.  We received notice of a class action lawsuit filed in Superior Court in Ontario, Canada against us and approximately 20 other utility and power generation companies alleging various claims relating to environmental emissions from coal-fired power generation facilities in the United States and Canada.  We have not yet been served in the lawsuit.  The lawsuit alleges damages of approximately $50 billion, with continuing damages in the amount of approximately $4 billion annually.  The lawsuit also claims entitlement to punitive and exemplary damages in the amount of $1 billion.  We are not in a position at this time to assess what impact, if any, an adverse decision might have on our results of operations, financial condition and cash flows.  However, we are confident that we have operated and continue to operate our coal-fired generation facilities in material compliance with all applicable federal and state environmental regulations.

Regulation of Emissions of Sulfur Dioxide (SO2) and Nitrogen Oxides (NOx).  Based on further engineering evaluations, we have revised our estimate of the range of capital expenditures that would be needed to comply with the Clean Air Interstate Rule to between $300 to $540 million through 2010 for SO2 and NOx.

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

Based on the most recent refund methodology adopted by the FERC with respect to these receivables, we currently estimate our refund obligation in the 2000-2001 Refund Proceeding to be $87 million.

The issues related to the California energy crisis are complex and involve a number of court and regulatory proceedings that are ongoing.  See note 14(a) to our consolidated financial statements in our Form 10-K for discussion of western market legal matters and the related risks.  While we continue to pursue the possible settlement of a number of these proceedings, the resolution of these matters remains uncertain and could range from litigating these matters to conclusion to resolving these matters through settlement, or some combination of both litigation and settlement.  Depending on how these matters are ultimately resolved, including the impact of any proceedings initiated with respect to refund obligations for periods prior to October 2000, the amount of our net receivable could be materially affected.

(12) Supplemental Guarantor Information

For the issuances of senior secured notes in July 2003 and December 2004 totaling $1.9 billion, our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally or (b) non-guarantors.

The following condensed consolidating financial information presents supplemental information for the three and six months ended June 30, 2005 and 2004 and as of June 30, 2005 and December 31, 2004.

Condensed Consolidating Statements of Operations.

	Three Months Ended June 30, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$2,477	$557	$(398)	$2,636
Fuel and cost of gas sold	(1)	516	298	(146)	667
Purchased power	—	1,518	23	(247)	1,294
Operation and maintenance	—	93	151	(5)	239
General and administrative	—	57	26	—	83
Loss on sales of receivables	—	12	(12)	—	—
Gain on sales of assets, net	—	—	(15)	2	(13)
Depreciation and amortization	—	51	55	—	106
Total	(1)	2,247	526	(396)	2,376
Operating income	1	230	31	(2)	260
Losses from investments, net	—	(23)	—	—	(23)
Loss of equity investments, net	—	(4)	—	—	(4)
Income (loss) of equity investments of consolidated subsidiaries	122	(10)	—	(112)	—
Interest expense	(78)	(10)	(20)	—	(108)
Interest income	—	6	1	—	7
Interest income (expense) – affiliated companies, net	46	(11)	(35)	—	—
Total other income (expense)	90	(52)	(54)	(112)	(128)
Income (loss) from continuing operations before income taxes	91	178	(23)	(114)	132
Income tax expense (benefit)	(8)	82	(12)	—	62
Income (loss) from continuing operations	99	96	(11)	(114)	70
Income from discontinued operations before income taxes	—	29	—	—	29
Income tax expense	—	—	—	—	—
Income from discontinued operations	—	29	—	—	29
Net income (loss)	$99	$125	$(11)	$(114)	$99

	Three Months Ended June 30, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$1,936	$482	$(215)	$2,203
Fuel and cost of gas sold	—	371	227	(126)	472
Purchased power	—	1,325	45	(89)	1,281
Operation and maintenance	—	94	134	—	228
General and administrative	—	54	24	—	78
Loss on sales of receivables	—	10	—	—	10
Depreciation and amortization	—	78	53	—	131
Total	—	1,932	483	(215)	2,200
Operating income (loss)	—	4	(1)	—	3
Loss of equity investments	—	(9)	—	—	(9)
Loss of equity investments of consolidated subsidiaries	(47)	(9)	—	56	—
Other, net	—	3	—	—	3
Interest expense	(71)	(18)	(23)	14	(98)
Interest income	—	7	—	—	7
Interest income (expense) – affiliated companies, net	35	(5)	(16)	(14)	—
Total other expense	(83)	(31)	(39)	56	(97)
Loss from continuing operations before income taxes	(83)	(27)	(40)	56	(94)
Income tax benefit	(11)	—	(19)	—	(30)
Loss from continuing operations	(72)	(27)	(21)	56	(64)
Loss from discontinued operations before income taxes	—	—	(16)	—	(16)
Income tax benefit	—	—	(8)	—	(8)
Loss from discontinued operations	—	—	(8)	—	(8)
Net loss	$(72)	$(27)	$(29)	$56	$(72)

	Six Months Ended June 30, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$4,231	$1,049	$(775)	$4,505
Fuel and cost of gas sold	(1)	754	552	(245)	1,060
Purchased power	—	2,798	34	(520)	2,312
Operation and maintenance	—	177	278	(10)	445
General and administrative	—	94	49	—	143
Loss on sales of receivables	—	23	(23)	—	—
Gains (losses) on sales of assets, net	—	3	(15)	3	(9)
Depreciation and amortization	—	105	116	—	221
Total	(1)	3,954	991	(772)	4,172
Operating income	1	277	58	(3)	333
Losses from investments, net	—	(23)	—	—	(23)
Loss of equity investments, net	—	(4)	—	—	(4)
Income (loss) of equity investments of consolidated subsidiaries	118	(12)	—	(106)	—
Interest expense	(154)	(19)	(40)	—	(213)
Interest income	—	11	1	—	12
Interest income (expense) – affiliated companies, net	91	(22)	(69)	—	—
Total other income (expense)	55	(69)	(108)	(106)	(228)
Income (loss) from continuing operations before income taxes	56	208	(50)	(109)	105
Income tax expense (benefit)	(18)	99	(21)	—	60
Income (loss) from continuing operations	74	109	(29)	(109)	45
Income from discontinued operations before income taxes	—	29	—	—	29
Income tax expense	—	—	—	—	—
Income from discontinued operations	—	29	—	—	29
Net income (loss)	$74	$138	$(29)	$(109)	$74

	Six Months Ended June 30, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$3,299	$955	$(387)	$3,867
Fuel and cost of gas sold	—	445	451	(209)	687
Purchased power	—	2,393	64	(178)	2,279
Operation and maintenance	—	197	261	—	458
General and administrative	—	105	55	—	160
Loss on sales of receivables	—	19	—	—	19
Accrual for payment to CenterPoint Energy, Inc.	—	2	—	—	2
Depreciation and amortization	—	125	113	—	238
Total	—	3,286	944	(387)	3,843
Operating income	—	13	11	—	24
Loss of equity investments	—	(10)	—	—	(10)
Loss of equity investments of consolidated subsidiaries	(57)	(25)	—	82	—
Other, net	—	3	1	—	4
Interest expense	(142)	(25)	(48)	26	(189)
Interest income	—	11	1	—	12
Interest income (expense) – affiliated companies, net	66	(7)	(33)	(26)	—
Total other expense	(133)	(53)	(79)	82	(183)
Loss from continuing operations before income taxes	(133)	(40)	(68)	82	(159)
Income tax benefit	(23)	—	(30)	—	(53)
Loss from continuing operations	(110)	(40)	(38)	82	(106)
Loss from discontinued operations before income taxes	—	—	(23)	—	(23)
Income tax benefit	—	—	(12)	—	(12)
Loss from discontinued operations	—	—	(11)	—	(11)
Loss before cumulative effect of accounting change	(110)	(40)	(49)	82	(117)
Cumulative effect of accounting change, net of tax	—	7	—	—	7
Net loss	$(110)	$(33)	$(49)	$82	$(110)

(1)   These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

	June 30, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$11	$37	$77	$—	$125
Restricted cash	—	—	11	—	11
Accounts and notes receivable, principally customer, net	3	325	915	(10)	1,233
Accounts and notes receivable – affiliated companies	225	1,168	811	(2,204)	—
Inventory	—	130	180	—	310
Derivative assets	—	206	82	—	288
Other current assets	72	861	103	—	1,036
Total current assets	311	2,727	2,179	(2,214)	3,003
Property, plant and equipment, gross	—	3,953	4,359	—	8,312
Accumulated depreciation	—	(611)	(567)	—	(1,178)
Property, Plant and Equipment, net	—	3,342	3,792	—	7,134
Other Assets:
Goodwill	—	84	293	59	436
Other intangibles, net	—	187	433	—	620
Notes receivable – affiliated companies	3,015	985	1	(4,001)	—
Equity investments	—	77	—	—	77
Equity investments of consolidated subsidiaries	4,735	257	—	(4,992)	—
Derivative assets	—	402	28	—	430
Other long-term assets	110	319	319	(41)	707
Total other assets	7,860	2,311	1,074	(8,975)	2,270
Total Assets	$8,171	$8,380	$7,045	$(11,189)	$12,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$13	$—	$380	$—	$393
Accounts payable, principally trade	15	706	43	—	764
Accounts and notes payable – affiliated companies	—	959	1,245	(2,204)	—
Derivative liabilities	—	262	106	—	368
Other current liabilities	121	314	55	(10)	480
Total current liabilities	149	2,241	1,829	(2,214)	2,005
Other Liabilities:
Notes payable – affiliated companies	—	2,169	1,832	(4,001)	—
Derivative liabilities	—	419	140	—	559
Other long-term liabilities	185	287	289	(41)	720
Total other liabilities	185	2,875	2,261	(4,042)	1,279
Long-term Debt	3,500	500	786	—	4,786
Commitments and Contingencies
Total Stockholders’ Equity	4,337	2,764	2,169	(4,933)	4,337
Total Liabilities and Stockholders’ Equity	$8,171	$8,380	$7,045	$(11,189)	$12,407

	December 31, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$25	$33	$49	$—	$107
Restricted cash	—	—	16	—	16
Accounts and notes receivable, principally customer, net	—	401	710	(22)	1,089
Accounts and notes receivable – affiliated companies	219	867	529	(1,615)	—
Inventory	—	121	152	—	273
Derivative assets	—	185	127	—	312
Other current assets	9	723	137	(36)	833
Total current assets	253	2,330	1,720	(1,673)	2,630
Property, plant and equipment, gross	—	4,001	4,402	—	8,403
Accumulated depreciation	—	(516)	(497)	—	(1,013)
Property, Plant and Equipment, net	—	3,485	3,905	—	7,390
Other Assets:
Goodwill	—	84	295	62	441
Other intangibles, net	—	146	466	—	612
Notes receivable – affiliated companies	3,093	1,093	—	(4,186)	—
Equity investments	—	84	—	—	84
Equity investments of consolidated subsidiaries	4,753	251	—	(5,004)	—
Derivative assets	—	221	51	—	272
Restricted cash	—	—	25	—	25
Other long-term assets	118	283	292	—	693
Total other assets	7,964	2,162	1,129	(9,128)	2,127
Total Assets	$8,217	$7,977	$6,754	$(10,801)	$12,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$10	$1	$608	$—	$619
Accounts payable, principally trade	3	534	36	—	573
Accounts and notes payable – affiliated companies	—	662	953	(1,615)	—
Derivative liabilities	—	321	88	—	409
Other current liabilities	57	354	117	(58)	470
Total current liabilities	70	1,872	1,802	(1,673)	2,071
Other Liabilities:
Notes payable – affiliated companies	—	2,381	1,805	(4,186)	—
Derivative liabilities	—	204	107	—	311
Other long-term liabilities	148	328	326	—	802
Total other liabilities	148	2,913	2,238	(4,186)	1,113
Long-term Debt	3,613	501	463	—	4,577
Commitments and Contingencies
Total Stockholders’ Equity	4,386	2,691	2,251	(4,942)	4,386
Total Liabilities and Stockholders’ Equity	$8,217	$7,977	$6,754	$(10,801)	$12,147

(1)   These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Six Months Ended June 30, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(42)	$(76)	$70	$—	$(48)
Cash Flows from Investing Activities:
Capital expenditures	—	(20)	(22)	—	(42)
Investments in and distributions from subsidiaries, net and Reliant Energy’s advances to its wholly-owned subsidiaries, net(2)	124	(6)	(24)	(94)	—
Proceeds from sales of assets, net	—	—	45	—	45
Restricted cash	—	—	30	—	30
Other, net	—	2	—	—	2
Net cash provided by (used in) continuing operations from investing activities	124	(24)	29	(94)	35
Net cash provided by discontinued operations from investing activities	—	29	—	—	29
Net cash provided by investing activities	124	5	29	(94)	64
Cash Flows from Financing Activities:
Payments of long-term debt	(3)	(1)	(32)	—	(36)
Increase (decrease) in short-term borrowings, net	(107)	—	131	—	24
Changes in notes with affiliated companies, net(3)	—	76	(170)	94	—
Proceeds from issuances of stock	14	—	—	—	14
Net cash provided by (used in) financing activities	(96)	75	(71)	94	2
Net Change in Cash and Cash Equivalents	(14)	4	28	—	18
Cash and Cash Equivalents at Beginning of Period	25	33	49	—	107
Cash and Cash Equivalents at End of Period	$11	$37	$77	$—	$125

	Six Months Ended June 30, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$23	$(108)	$46	$—	$(39)
Net cash provided by discontinued operations from operating activities	—	—	18	—	18
Net cash provided by (used in) operating activities	23	(108)	64	—	(21)
Cash Flows from Investing Activities:
Capital expenditures	—	(80)	(28)	—	(108)
Reliant Energy’s advances to and distributions from its wholly-owned subsidiaries, net(2)	(174)	—	—	174	—
Purchase and sale of permits and licenses to affiliates	—	(20)	20	—	—
Proceeds from sales of assets, net	—	9	—	—	9
Restricted cash	—	—	44	—	44
Other, net	—	2	—	—	2
Net cash provided by (used in) continuing operations from investing activities	(174)	(89)	36	174	(53)
Net cash used in discontinued operations from investing activities	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities	(174)	(89)	33	174	(56)
Cash Flows from Financing Activities:
Payments of long-term debt	—	(2)	(76)	—	(78)
Increase in short-term borrowings, net	136	—	15	—	151
Changes in notes with affiliated companies, net(3)	—	168	6	(174)	—
Proceeds from issuances of stock	9	—	—	—	9
Other, net	8	—	—	—	8
Net cash provided by (used in) continuing operations from financing activities	153	166	(55)	(174)	90
Net cash used in discontinued operations from financing activities	—	—	(4)	—	(4)
Net cash provided by (used in) financing activities	153	166	(59)	(174)	86
Net Change in Cash and Cash Equivalents	2	(31)	38	—	9
Cash and Cash Equivalents at Beginning of Period	23	64	59	—	146
Cash and Cash Equivalents at End of Period	$25	$33	$97	$—	$155

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

(3)   Changes in notes with affiliated companies net, are classified as financing activities for Reliant Energy and its wholly-owned subsidiaries.

(13) Reportable Segments

Financial data for our business segments are:

	Retail Energy	Wholesale Energy	Other Operations	Eliminations	Consolidated
	(in millions)
Three months ended June 30, 2005:
Revenues from external customers	$1,717	$917	$2	$—	$2,636
Intersegment revenues	—	124	—	(124)	—
Gross margin(1)	353	319	3	—	675
Contribution margin(2)	270	131	1	—	402

Three months ended June 30, 2004:
Revenues from external customers	$1,479	$724	$—	$—	$2,203
Intersegment revenues	—	74	—	(74)	—
Gross margin(1)	207	243	—	—	450
Contribution margin(2)	120	69	—	—	189

Six months ended June 30, 2005 (except as denoted):
Revenues from external customers	$3,021	$1,481	$3	$—	$4,505
Intersegment revenues	—	231	—	(231)	—
Gross margin(1)	576	553	4	—	1,133
Contribution margin(2)	427	197	2	—	626
Total assets as of June 30, 2005	1,948	10,630	391	(562)	12,407

Six months ended June 30, 2004 (except as denoted):
Revenues from external customers	$2,631	$1,236	$—	$—	$3,867
Intersegment revenues	—	134	—	(134)	—
Gross margin(1)	369	532	—	—	901
Contribution margin(2)	199	185	—	—	384
Total assets as of December 31, 2004	1,391	10,864	394	(502)	12,147

(1)   Total revenues less (a) fuel and cost of gas sold and (b) purchased power.

(2)   Gross margin less (a) operation and maintenance, (b) selling and marketing and (c) bad debt expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Reconciliation of Contribution Margin to Operating Income and Operating Income to Net Income (Loss):
Contribution margin	$402	$189	$626	$384
Other general and administrative	49	45	81	101
Loss on sales of receivables	—	10	—	19
Accrual for payment to CenterPoint Energy, Inc.	—	—	—	2
Gains on sales of assets, net	(13)	—	(9)	—
Depreciation	100	120	209	219
Amortization	6	11	12	19
Operating income	260	3	333	24
Losses from investments, net	(23)	—	(23)	—
Loss of equity investments, net	(4)	(9)	(4)	(10)
Other, net	—	3	—	4
Interest expense	(108)	(98)	(213)	(189)
Interest income	7	7	12	12
Income (loss) from continuing operations before income taxes	132	(94)	105	(159)
Income tax expense (benefit)	62	(30)	60	(53)
Income (loss) from continuing operations	70	(64)	45	(106)
Income (loss) from discontinued operations	29	(8)	29	(11)
Income (loss) before cumulative effect of accounting change	99	(72)	74	(117)
Cumulative effect of accounting change, net of tax	—	—	—	7
Net income (loss)	$99	$(72)	$74	$(110)

(14) Sales of Assets

The following asset sales do not qualify for discontinued operations treatment and are reflected in our results of operations through the date of sale.  For information on discontinued operations, see note 16.

REMA Hydropower Plants.  In January 2005, we agreed to sell two hydropower generating plants (48 MW) for $42 million, subject to closing adjustments.  The sale closed in April 2005 and we recognized a pre-tax gain of $12 million (after-tax gain of $8 million) during the three months ended June 30, 2005.

Landfill-Gas Fueled Power Plants.  In March 2005, we agreed to sell our landfill-gas fueled power plants (30 MW) for $28 million, subject to closing adjustments.  The sale closed in July 2005.  We recognized a pre-tax loss of $4 million during the three months ended March 31, 2005.

El Dorado Investment.  In May 2005, we agreed to sell our 50% interest in El Dorado Energy, LLC, which owns a 480 MW natural gas-fired power plant, for $132 million.  The sale closed in July 2005 and we received $76 million of net proceeds after adjustments for project debt, cash and certain closing adjustments.  We will recognize a pre-tax gain of approximately $25 million in the third quarter of 2005.

(15) Impairment of Cost Method Investment

During the three months ended June 30, 2005, we recorded a pre-tax non-cash charge of $23 million for the impairment of our investment in a communications services company.  We recorded the impairment charge based on an internal valuation conducted in connection with the preparation of our interim financial statements.  We made this decision based on our evaluation of the future cash flows and earnings potential for the investment.  As of June 30, 2005, our remaining non-energy investments have a net book value of $5 million and are included in other long-term assets.

(16)  Discontinued Operations – Sale of our Orion Power Hydropower Plants, Transfer of our Liberty Operations to its Lenders and Sale of our European Energy Operations

Our results of operations for the three and six months ended June 30, 2004 include discontinued operations relating to our former Orion Power Holdings, Inc. and subsidiaries (Orion Power) hydropower plants operations, our Liberty operations and our European energy operations.

Orion Power Hydropower Plants.  In September 2004, we sold our equity interests in subsidiaries of Orion Power Holdings, Inc. owning 71 operating hydropower plants and a fossil-fueled, combined-cycle generation plant with a total aggregate net generating capacity of 770 MW located in upstate New York.

Revenues and pre-tax loss related to our Orion Power hydropower plants discontinued operations are:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(in millions)

Revenues	$31	$62
Loss before income tax benefit	(7)	(9)

Liberty Operations.  In December 2004, we transferred our ownership interests in Liberty, including its non-recourse debt, to Liberty’s lenders.  Liberty, which was in default under its credit agreement, owned a 530 MW combined-cycle, natural gas-fired power generation facility.

Revenues and pre-tax loss related to our Liberty discontinued operations are:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(in millions)

Revenues	$21	$47
Loss before income tax benefit	(9)	(14)

European Energy Operations.  In December 2003, we sold our European energy operations.  As contingent consideration for the sale, we are entitled to receive 90% of any cash distributions in excess of Euro 110 million received by Nuon from the former coordinating body for the Dutch electricity sector.  We received and recorded in our results of operations the following amounts during the indicated periods:  $8 million (third quarter of 2004), $30 million (second quarter of 2005) and $22 million (third quarter of 2005).  These amounts are recorded in discontinued operations.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided as a supplement to our interim financial statements to help provide an understanding of our results of operations, financial condition and changes in financial condition.  It should be read in conjunction with our Form 10-K.

Business Overview

We provide electricity and energy services to retail and wholesale customers in the United States.  We provide a complete suite of energy products and services to approximately 1.9 million electricity customers in Texas ranging from residences and small businesses to large commercial, industrial and governmental/institutional customers.  We also serve commercial and industrial clients in Pennsylvania, New Jersey and Maryland.  We have approximately 19,000 MW of power generation capacity in operation or under contract across the United States.

Recent Developments

We recently completed an evaluation of our wholesale energy segment’s commercialization strategy and its use of capital.  Based on this evaluation, we believe that in general the benefits of hedging our generation output in periods more than one year into the future do not justify the costs of posting additional collateral required to support long-term hedges.  Going forward, we intend to enter each calendar year significantly hedged for that year only.  For periods beyond one year, we will enter selective hedges based on market fundamentals and our assessment of opportunities.  We believe that our new commercialization strategy will significantly reduce our collateral postings; however, it may increase the volatility of earnings from year to year.  We plan to implement our new strategy over time.

Consolidated Results of Operations

Retail Energy Segment.  Our retail energy segment’s contribution margin was $270 million during the three months ended June 30, 2005, compared to $120 million in the same period of 2004.  The $150 million increase in contribution margin was primarily due to the net change in unrealized gains/losses on energy derivatives of $173 million.  This increase was partially offset by a decrease in gross margin, excluding unrealized gains/losses, of $27 million due primarily to lower margins from “price-to-beat” customers, higher supply costs and lower volumes from “price-to-beat” customers.

Our retail energy segment’s contribution margin was $427 million during the six months ended June 30, 2005, compared to $199 million in the same period of 2004.  The $228 million increase in contribution margin was primarily due to the net change in unrealized gains/losses on energy derivatives of $318 million.  This increase was partially offset by a decrease in gross margin, excluding unrealized gains/losses, of $111 million due primarily to less favorable hedging activity in 2005 compared to 2004.  Higher supply costs, lower margins from “price-to-beat” customers and lower volumes from “price-to-beat” customers also contributed to lower retail gross margin.  However, operation and maintenance expense decreased $21 million primarily due to decreased salaries, benefits and severance expense.

Wholesale Energy Segment.  Our wholesale energy segment’s contribution margin was $131 million during the three months ended June 30, 2005, compared to $69 million in the same period of 2004.  The $62 million increase in contribution margin was primarily due to (a) $55 million increase in gross margin (excluding unrealized gains/losses and changes in California related receivables and reserves) primarily due to an increase in our Midwest Independent Transmission System Operator (MISO) region of $26 million and (b) $23 million increase due to the net change in unrealized gains/losses on energy derivatives.  These increases were partially offset by $13 million increase in operation and maintenance expense due primarily to the timing of planned outages.

Our wholesale energy segment’s contribution margin was $197 million during the six months ended June 30, 2005, compared to $185 million in the same period of 2004.  The $12 million increase in contribution margin was primarily due to $63 million increase in gross margin (excluding unrealized gains/losses and changes in California related receivables and reserves) primarily due to an increase in our MISO region of $47 million.  This increase was partially offset by (a) $24 million decrease in margins related to changes in California related receivables and reserves and (b) $18 million decrease due to the net change in unrealized gains/losses on energy derivatives.

Unrealized Gains/Losses on Energy Derivatives.  Unrealized gains and losses on energy derivatives result from our hedging activities, which include buying power supply for our retail business, selling the output of and buying fuel for our power plants, as well as hedging legacy trading positions and optimization of gas storage positions.  Certain of these hedging transactions are accounted for using mark-to-market accounting, which requires us to record gains/losses related to future periods based on current changes in forward commodity prices.  We refer to these gains and losses prior to settlement as “unrealized gains/losses on energy derivatives.”  In certain cases, the related underlying transactions being hedged receive accrual accounting treatment, resulting in a mismatch of accounting treatments.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Income (Loss).  We reported $99 million consolidated net income, or $0.30 earnings per diluted share, for the three months ended June 30, 2005 compared to $72 million consolidated net loss, or $0.24 loss per share, for the same period in 2004.  The change is (in millions):

Net unrealized gains/losses on energy derivatives	$196
Retail energy gross margin, excluding unrealized gains/losses	(27)
Wholesale energy gross margin, excluding unrealized gains/losses	53
Operation and maintenance	(11)
Other general and administrative	(4)
Loss on sales of receivables	10
Gains on sales of assets, net	13
Depreciation and amortization	25
Interest expense	(10)
Losses from investments, net	(23)
Other, net	4
Income taxes	(92)
Loss from continuing operations	134
Discontinued operations, net of tax	37
Net change	$171

Retail Energy Gross Margins.  Our retail energy gross margins increased to $353 million during the three months ended June 30, 2005 compared to $207 million for the same period in 2004.  The increase is (in millions):

Net unrealized gains/losses on energy derivatives	$173	(1)
Gains recorded prior to 2003 realized/collected in current periods	5	(2)
Higher purchased power costs and volume impacts partially offset by higher revenue rates	(32	)(3)
Net increase in margin	$146

(1)   Increase primarily due to unrealized gains on positions entered into during the second quarter of 2005 and the impact of natural gas and power prices on open positions held during the second quarter of 2005 as compared to 2004.  See note 6 to our consolidated financial statements in our Form 10-K.

(2)   Increase due to the impact of Emerging Issues Task Force (EITF) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” (EITF
No. 02-03).  See note 2(d) to our consolidated financial statements in our Form 10-K.

(3)   Decrease primarily due to (a) reduced volumes sold at “price-to-beat” rates to small business and residential customers, (b) decrease of margins from “price-to-beat” customers and (c) increase in other supply costs.  These decreases were partially offset by an increase in volumes sold at non “price-to-beat” rates.

The following tables set forth our operational data relating to electricity sales and retail customers:

	Three Months Ended June 30,
	2005	2004
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Texas:
Residential:
Price-to-beat	4,731	4,991
Non price-to-beat	1,460	995
Total residential	6,191	5,986
Small business:
Price-to-beat	1,226	1,734
Non price-to-beat	817	502
Total small business	2,043	2,236
Large commercial, industrial and governmental/institutional(1)	7,708	7,578
Total Texas	15,942	15,800
Outside of Texas:
Commercial, industrial and governmental/institutional	1,372	619
Total Outside of Texas	1,372	619
Total	17,314	16,419

(1)   These amounts include volumes of customers of the General Land Office for whom we provide services.

	June 30,	December 31,
	2005	2004
	(in thousands, metered locations)
Retail Customers:
Texas:
Residential:
Price-to-beat	1,261	1,313
Non price-to-beat	390	334
Total residential	1,651	1,647
Small business:
Price-to-beat	147	163
Non price-to-beat	42	30
Total small business	189	193
Large commercial, industrial and governmental/institutional(1)	40	40
Total Texas	1,880	1,880
Outside of Texas:
Commercial, industrial and governmental/institutional	2	1
Total Outside of Texas	2	1
Total	1,882	1,881

(1)   These amounts include volumes of customers of the General Land Office for whom we provide services.

	Three Months Ended June 30,
	2005	2004
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Texas:
Residential:
Price-to-beat	1,276	1,377
Non price-to-beat	371	252
Total residential	1,647	1,629
Small business:
Price-to-beat	150	187
Non price-to-beat	38	16
Total small business	188	203
Large commercial, industrial and governmental/institutional(1)	39	40
Total Texas	1,874	1,872
Outside of Texas:
Commercial, industrial and governmental/institutional	1	—
Total Outside of Texas	1	—
Total	1,875	1,872

(1)   These amounts include volumes of customers of the General Land Office for whom we provide services.

Retail Energy Revenues.

	Three Months Ended June 30,
	2005	2004	Change
	(in millions)
Retail energy revenues from end-use retail customers:
Texas:
Residential and small business	$1,004	$906	$98	(1)
Large commercial, industrial and governmental/institutional	553	472	81	(2)
Outside of Texas:
Commercial, industrial and governmental/institutional	82	35	47	(3)
Total	1,639	1,413	226
Retail energy revenues from resales of purchased power and other hedging activities	90	97	(7)
Market usage adjustments	(11)	(25)	14	(4)
Gains recorded prior to 2003 realized/collected in current periods	(1)	(6)	5	(5)
Total retail energy revenues	$1,717	$1,479	$238

(1)

Increase primarily due to (a) increase in sales prices to customers due to increases in the price of natural gas and (b) increased non “price-to-beat” volumes due to increased customers. These increases were partially offset by lower volumes from “price-to-beat” customers due to fewer customers.

(2)

Increase primarily due to (a) fixed-price contracts renewed at higher rates due to higher prices of natural gas and variable-rate contracts, which are tied to the market price of natural gas and (b) increased usage due to customer mix.

(3)	Increase primarily due to increased volumes due to market entry in Maryland and other PJM Interconnection, LLC (PJM) markets in 2004.
(4)

Our retail energy segment revenues and energy supply costs include estimates of customer usage based on our estimates and on initial usage information provided by the ERCOT Independent System Operator and the electric distribution companies in the PJM. We revise these estimates and record any changes in the period as information becomes available (collectively referred to as “market usage adjustments”).

(5)	Increase due to the impact of EITF No. 02-03. See note 2(d) to our consolidated financial statements in our Form 10-K.

Retail Energy Purchased Power.

	Three Months Ended June 30,
	2005	2004	Change
	(in millions)
Costs of purchased power attributable to end-use retail customers	$1,393	$1,136	$257	(1)
Costs of purchased power subsequently resold and other hedging activities	90	97	(7	)(2)
Market usage adjustments	(11)	(26)	15	(3)
Unrealized (gains) losses	(108)	65	(173	)(4)
Total retail energy	$1,364	$1,272	$92

(1)	Increase primarily due to (a) an increase in price of purchased power primarily due to higher natural gas prices, (b) increase in volumes from customers and (c) increases in other supply costs.
(2)	See footnote (4) under “Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 — Retail Energy Revenues.”
(3)	See footnote (5) under “Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 — Retail Energy Revenues.”
(4)	See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

Wholesale Energy Gross Margins.  Our wholesale energy gross margins increased to $319 million during the three months ended June 30, 2005 compared to $243 million for the same period in 2004.  The increase is (in millions):

Net unrealized gains/losses on energy derivatives	$23	(1)
California energy sales receivables, refund and reserve changes	(2)
MISO region(2)	26	(3)
PJM region(4)	12	(5)
West region	8	(6)
New York region	6	(7)
Other, net	3
Net increase in margin	$76

(1)	Increase primarily due to net changes related to positions settled and changes in fair values during 2005 as compared to 2004.
(2)

Our MISO region, formerly known as our Mid-Continent region, consists of our power generation facilities located in parts of Illinois, Ohio and Pennsylvania. In addition, beginning in the first quarter of 2005, we moved certain facilities previously reported in the Mid-Continent region to the PJM region and have reclassified the related amounts for the previous periods.

(3)

Increase primarily due to higher realized margins as 2004 obligations under a “provider of last resort” contract (which primarily ended during the fourth quarter of 2004) were priced lower than 2005 market prices and increased generation driven by a decrease in unplanned outages at the Avon Lake plant.

(4)

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

(5)

Increase primarily due to (a) the Seward plant achieving commercial operation in October 2004 and (b) increased generation at the Hunterstown plant due to increased spark spreads. These increases were partially offset by (a) increased planned and unplanned outages and (b) lower realized margins at our coal plants due to hedged power sales at lower prices and higher coal costs.

(6)

Increase primarily due to (a) the Bighorn plant entering into a power purchase agreement in June 2004 and (b) the restart of Etiwanda units 4 and 3 in June and September 2004, respectively. These increases were partially offset by lower spark spreads due to milder weather.

(7)	Increase primarily due to (a) higher capacity revenues and (b) increased generation due to more favorable weather. These increases were partially offset by lower spark spreads.

Our operational data relating to our wholesale energy sales are:

	Three Months Ended June 30,
	2005	2004	Change
	(gigawatt hours)
Wholesale Power Sales(1):
Net power generation volumes	8,493	8,687	(194)
Power purchase volumes	159	786	(627)
Power sales volumes(2)	8,652	9,473	(821)

(1)

These amounts include physically delivered volumes, hedge activity related to our power generation portfolio and volumes associated with our legacy trading activities. These amounts exclude (a) volumes associated with our discontinued operations (see note 16 to our interim financial statements), (b) generation from facilities where the generation is sold by a third party pursuant to a tolling agreement, (c) generation from facilities that are accounted for as an equity method investment and (d) physical transactions that are settled prior to delivery.

(2)	For the three months ended June 30, 2005 and 2004, these amounts include sales to our retail energy segment of 2,329 gigawatt hours and 1,304 gigawatt hours, respectively.

Wholesale Energy Revenues.

	Three Months Ended June 30,
	2005	2004	Change
	(in millions)

Wholesale energy third-party revenues	$868	$730	$138	(1)
Wholesale energy intersegment revenues	124	74	50	(2)
Unrealized gains (losses)	49	(6)	55	(3)
Total wholesale energy revenues	$1,041	$798	$243

(1)

Increase primarily due to (a) increase in natural gas prices, (b) increase in natural gas sales volumes, (c) increase in capacity revenues and (d) increase in power prices. These increases were partially offset by a decrease in power sales volumes.

(2)	Increase primarily due to higher volumes due to more retail energy segment sales in PJM.
(3)	See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

Wholesale Energy Fuel and Cost of Gas Sold and Purchased Power.

	Three Months Ended June 30,
	2005	2004	Change
	(in millions)

Wholesale energy third-party costs	$701	$566	$135	(1)
Unrealized (gains) losses	21	(11)	32	(2)
Total wholesale energy	$722	$555	$167

(1)	Increase primarily due to (a) higher prices of natural gas, oil and coal and (b) increases in volumes of natural gas, oil and coal purchased.
(2)	See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

Operation and Maintenance.

	Three Months Ended June 30,
	2005	2004	Change
	(in millions)

Retail energy	$49	$53	$(4)
Wholesale energy	188	175	13
Other operations	2	—	2
Consolidated	$239	$228	$11

The decrease in our retail energy segment is (in millions):

Severance	$(2)
Salaries and benefits	(7)
Other, net	5
Net decrease in expense	$(4)

The increase in our wholesale energy segment is (in millions):

Severance	$(5)
Planned power generation maintenance projects and outages	28	(1)
Seward plant achieved commercial operation in October 2004	5
Unplanned power generation maintenance projects and outages	(4)
Taxes other than income	(5	)(2)
Other, net	(6)
Net increase in expense	$13

(1)

Increase primarily due to timing of maintenance projects at (a) the coal plants in the PJM region ($13 million) and (b) the natural gas plants in the New York region ($8 million) and in the Southeast region ($4 million).

(2)	Decrease primarily due to the resolution of a potential tax liability.

Other General and Administrative.

Settlement of shareholder class action lawsuits	$8
Rents and utilities	(2)
Other, net	(2)
Net increase in expense	$4

Loss on Sales of Receivables.  The decrease of $10 million is due to our ceasing to record sales of receivables as sales for accounting purposes following the amendment of the facility in September 2004.  See note 6 to our interim financial statements and note 8 to our consolidated financial statements in our Form 10-K.

Gains on Sales of Assets, Net.  See note 14 to our interim financial statements.

Depreciation and Amortization.  Depreciation and amortization expense decreased to $106 million during the three months ended June 30, 2005 compared to $131 million for the same period in 2004.  The decrease is (in millions):

Equipment impairment charge in 2004 related to turbines and generators	$(16)
Write-off of software development costs in 2004	(6)
Net decrease in amortization of air emissions regulatory allowances	(5)
Seward plant achieved commercial operation in October 2004	6
Net accelerated depreciation on certain facilities due to early retirements	8
Information system assets fully depreciated	(5)
Other, net	(7)
Net decrease in expense	$(25)

Losses from Investments, Net.  See note 15 to our interim financial statements.

Interest Expense.

Capitalized interest	$11
Higher interest rates	11
Decrease in outstanding debt	(2)
Amortization of deferred financing costs	(4)
Financing fees expensed	(6)
Net increase in expense	$10

Income Tax Benefit.  During the three months ended June 30, 2005 and 2004, our effective tax rate was 47.3% and 31.8%, respectively.  See note 9 to our interim financial statements.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Income (Loss).  We reported $74 million consolidated net income, or $0.23 earnings per diluted share, for the six months ended June 30, 2005 compared to $110 million consolidated net loss, or $0.37 loss per share, for the same period in 2004.  The change is (in millions):

Net unrealized gains/losses on energy derivatives	$300
Retail energy gross margin, excluding unrealized gains/losses	(111)
Wholesale energy gross margin, excluding unrealized gains/losses	39
Operation and maintenance	13
Other general and administrative	20
Loss on sales of receivables	19
Gains on sales of assets, net	9
Depreciation and amortization	17
Interest expense	(24)
Losses from investments, net	(23)
Other, net	5
Income taxes	(113)
Loss from continuing operations	151
Discontinued operations, net of tax	40
Net change before cumulative effect of accounting change	191
Cumulative effect of accounting change in 2004, net of tax	(7)
Net change	$184

Retail Energy Gross Margins.  Our retail energy gross margins increased to $576 million during the six months ended June 30, 2005 compared to $369 million for the same period in 2004.  The increase is (in millions):

Net unrealized gains/losses on energy derivatives	$318	(1)
Gains recorded prior to 2003 realized/collected in current periods	11	(2)
Higher purchased power costs and volume impacts partially offset by higher revenue rates	(122	)(3)
Net increase in margin	$207

(1)

Increase primarily due to (a) $179 million gain due to an increase of unrealized losses recognized in prior periods being realized during the six months ended June 30, 2005 as compared to 2004 and (b) $188 million gain due to unrealized gains on positions entered into during the first and second quarters of 2005 and the impact of natural gas and power prices on open positions held during the first and second quarters of 2005 as compared to 2004. These increases were partially offset by $36 million loss due to lower cash flow hedge ineffectiveness gains during the six months ended June 30, 2005 as compared to 2004. See note 6 to our consolidated financial statements in our Form 10-K.

(2)	Increase due to the impact of EITF No. 02-03. See note 2(d) to our consolidated financial statements in our Form 10-K.
(3)

Decrease primarily due to (a) lower hedge benefit from “price-to-beat” customers, (b)  increases in other supply costs, (c) reduced volumes sold at “price-to-beat” rates to small business and residential customers and (d) decrease of margins from “price-to-beat” customers. These decreases were partially offset by an increase in volumes sold at non “price-to-beat” rates.

The following tables set forth our operational data relating to electricity sales and retail customers:

	Six Months Ended June 30,
	2005	2004
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Texas:
Residential:
Price-to-beat	8,005	8,669
Non price-to-beat	2,584	1,873
Total residential	10,589	10,542
Small business:
Price-to-beat	2,448	3,600
Non price-to-beat	1,313	805
Total small business	3,761	4,405
Large commercial, industrial and governmental/institutional(1)	15,007	14,642
Total Texas	29,357	29,589
Outside of Texas:
Commercial, industrial and governmental/institutional	2,596	1,187
Total Outside of Texas	2,596	1,187
Total	31,953	30,776

(1)	These amounts include volumes of customers of the General Land Office for whom we provide services.

For a detail of our retail customer count as of June 30, 2005 and December 31, 2004, see above under “— Three Months ended June 30, 2005 Compared to Three Months Ended June 30, 2004.”

	Six Months Ended June 30,
	2005	2004
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Texas:
Residential:
Price-to-beat	1,289	1,384
Non price-to-beat	358	242
Total residential	1,647	1,626
Small business:
Price-to-beat	155	189
Non price-to-beat	34	14
Total small business	189	203
Large commercial, industrial and governmental/institutional(1)	39	40
Total Texas	1,875	1,869
Outside of Texas:
Commercial, industrial and governmental/institutional	1	—
Total Outside of Texas	1	—
Total	1,876	1,869

(1)	These amounts include volumes of customers of the General Land Office for whom we provide services.

Retail Energy Revenues.

	Six Months Ended June 30,
	2005	2004	Change
	(in millions)
Retail energy revenues from end-use retail customers:
Texas:
Residential and small business	$1,673	$1,560	$113	(1)
Large commercial, industrial and governmental/institutional	1,052	898	154	(2)
Outside of Texas:
Commercial, industrial and governmental/institutional	152	64	88	(3)
Total	2,877	2,522	355
Retail energy revenues from resales of purchased power and other hedging activities	172	130	42	(4)
Market usage adjustments	(22)	(4)	(18	)(5)
Gains recorded prior to 2003 realized/collected in current periods	(6)	(17)	11	(6)
Total retail energy revenues	$3,021	$2,631	$390

(1)

Increase primarily due to (a) increase in sales prices to customers due to increases in the price of natural gas and (b) increased non “price-to-beat” volumes due to increased customers. These increases were partially offset by lower volumes from “price-to-beat” customers due to fewer customers.

(2)

Increase primarily due to (a) fixed-price contracts renewed at higher rates due to higher prices of natural gas and variable-rate contracts, which are tied to the market price of natural gas and (b) increased usage due to customer mix.

(3)	Increase primarily due to increased volumes due to market entry in Maryland and other PJM markets in 2004.
(4)	Increase primarily due to our supply management activities in various markets within Texas.
(5)	See footnote (5) under “Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 — Retail Energy Revenues.”
(6)	Increase due to the impact of EITF No. 02-03. See note 2(d) to our consolidated financial statements in our Form 10-K.

Retail Energy Purchased Power.

	Six Months Ended June 30,
	2005	2004	Change
	(in millions)
Costs of purchased power attributable to end-use retail customers	$2,545	$2,070	$475	(1)
Costs of purchased power subsequently resold and other hedging activities	172	130	42	(2)
Market usage adjustments	(10)	6	(16	)(3)
Unrealized (gains) losses	(262)	56	(318	)(4)
Total retail energy	$2,445	$2,262	$183

(1)

Increase primarily due to (a) an increase in price of purchased power primarily due to higher natural gas prices, (b) increase in volumes from customers, (c) less favorable hedging activity in 2005 compared to 2004 and (d) increases in other supply costs.

(2)	See footnote (4) under “Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 — Retail Energy Revenues.”
(3)	See footnote (5) under “Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 — Retail Energy Revenues.”
(4)	See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

Wholesale Energy Gross Margins.  Our wholesale energy gross margins increased to $553 million during the six months ended June 30, 2005 compared to $532 million for the same period in 2004.  The increase is (in millions):

California energy sales receivables, refund and reserve changes	$(24)
Net unrealized gains/losses on energy derivatives	(18	)(1)
MISO region	47	(2)
West region	28	(3)
New York region	15	(4)
PJM region	(14	)(5)
Other, net	(13)
Net increase in margin	$21

(1)   Decrease primarily due to net changes related to positions settled and changes in fair values during 2005 as compared to 2004.

(2)   Increase primarily due to (a) higher realized margins as 2004 obligations under a “provider of last resort” contract (which primarily ended during the fourth quarter of 2004) were priced lower than 2005 market prices and (b) increased generation driven by a decrease in planned and unplanned outages at the Avon Lake plant.

(3)   Increase primarily due to (a) the Bighorn plant achieving commercial operation in February 2004 and entering into a power purchase agreement in June 2004 and (b) the restart of Etiwanda units 4 and 3 in June and September 2004, respectively.  These increases were partially offset by lower spark spreads due to milder weather in the second quarter of 2005.

(4)   Increase primarily due to (a) higher capacity revenues and (b) increased generation due to more favorable weather.  These increases were partially offset by lower spark spreads.

(5)   Decrease primarily due to (a) lower generation volumes due to planned and unplanned outages and (b) lower realized margins at our coal plants due to hedged power sales at lower prices and higher coal costs.  These decreases were partially offset by (a) the Seward plant achieving commercial operation in October 2004 and (b) increased generation at the Hunterstown plant due to increased spark spreads.

Our operational data relating to our wholesale energy sales are:

	Six Months Ended June 30,
	2005	2004	Change
	(gigawatt hours)
Wholesale Power Sales(1):
Net power generation volumes	16,855	17,324	(469)
Power purchase volumes	245	921	(676)
Power sales volumes(2)	17,100	18,245	(1,145)

(1)   These amounts include physically delivered volumes, hedge activity related to our power generation portfolio and volumes associated with our legacy trading activities.  These amounts exclude (a) volumes associated with our discontinued operations (see note 16 to our interim financial statements), (b) generation from facilities where the generation is sold by a third party pursuant to a tolling agreement, (c) generation from facilities that are accounted for as an equity method investment and (d) physical transactions that are settled prior to delivery.

(2)   For the six months ended June 30, 2005 and 2004, these amounts include sales to our retail energy segment of 4,537 gigawatt hours and 2,813 gigawatt hours, respectively.

Wholesale Energy Revenues.

	Six Months Ended June 30,
	2005	2004	Change
	(in millions)

Wholesale energy third-party revenues	$1,581	$1,247	$334	(1)
Wholesale energy intersegment revenues	231	134	97	(2)
Unrealized losses	(100)	(11)	(89	)(3)
Total wholesale energy revenues	$1,712	$1,370	$342

(1)   Increase primarily due to (a) $248 million due to certain gas transactions, which prior to April 1, 2004, were recorded net as a part of the trading activity and are now recorded gross in revenues and fuel and cost of gas sold, (b) increase in natural gas prices, (c) increase in natural gas sales volumes, (d) increase in power prices and (e) increase in capacity revenues.  These increases were partially offset by a decrease in power sales volumes.

(2)   Increase primarily due to higher volumes due to more retail energy segment sales in PJM.

(3)   See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

Wholesale Energy Fuel and Cost of Gas Sold and Purchased Power.

	Six Months Ended June 30,
	2005	2004	Change
	(in millions)

Wholesale energy third-party costs	$1,263	$871	$392	(1)
Unrealized gains	(104)	(33)	(71	)(2)
Total wholesale energy	$1,159	$838	$321

(1)   Increase primarily due to (a) $260 million due to certain gas transactions, which prior to April 1, 2004, were recorded net as a part of the trading activity and are now recorded gross in revenues and fuel and cost of gas sold (see footnote (1) under “Wholesale Energy Revenues”), (b) higher prices of natural gas, oil and coal and (c) increased volumes of natural gas, oil and coal purchased.  These increases were partially offset by a decrease in purchased power volumes.

(2)   See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

Operation and Maintenance.

	Six Months Ended June 30,
	2005	2004	Change
	(in millions)

Retail energy	$87	$108	$(21)
Wholesale energy	356	350	6
Other operations	2	—	2
Consolidated	$445	$458	$(13)

The decrease in our retail energy segment is (in millions):

Severance	$(5)
Salaries and benefits	(12)
Other, net	(4)
Net decrease in expense	$(21)

The increase in our wholesale energy segment is (in millions):

Severance	$(5)
Planned power generation maintenance projects and outages	28	(1)
Bighorn plant and Seward plant achieved commercial operation in February 2004 and October 2004, respectively	16
Retirement/mothball of power generation units	(4	)(2)
Salaries and benefits, not included in the other line items	(6)
Termination of certain services to Texas Genco in May 2004	(6)
Taxes other than income	(14	)(3)
Other, net	(3)
Net increase in expense	$6

(1)   Increase primarily due to timing of maintenance projects at (a) the natural gas plants in the New York region ($20 million) and (b) the coal plants in the PJM region ($7 million).

(2)   Decrease primarily due to (a) the retirement of the Sayreville plant ($2 million) in the PJM region during the first quarter of 2004 and (b) the mothball of the Choctaw plant ($2 million) in the Southeast region in the second quarter of 2004.

(3)   Decrease primarily due to the resolution of potential tax liabilities.

Other General and Administrative.

Severance	$(12)
Salaries and benefits	(11)
Rents and utilities	(6)
Settlement of shareholder class action lawsuits	8
Other, net	1
Net decrease in expense	$(20)

Loss on Sales of Receivables.  The decrease of $19 million is due to our ceasing to record sales of receivables as sales for accounting purposes following the amendment of the facility in September 2004.  See note 6 to our interim financial statements and note 8 to our consolidated financial statements in our Form 10-K.

Gains on Sales of Assets, Net.  See note 14 to our interim financial statements.

Depreciation and Amortization.  Depreciation and amortization expense decreased to $221 million during the six months ended June 30, 2005 compared to $238 million for the same period in 2004.  The decrease is (in millions):

Equipment impairment charge in 2004 related to turbines and generators	$(16)
Accelerated depreciation on Wayne facility in 2004 due to early retirement	(12)
Net decrease in amortization of air emissions regulatory allowances	(7)
Write-off of software development costs in 2004	(6)
Bighorn plant and Seward plant achieved commercial operation in February 2004 and October 2004, respectively	14
Net accelerated depreciation on certain facilities due to early retirements	24
Information system assets fully depreciated	(8)
Other, net	(6)
Net decrease in expense	$(17)

Losses from Investments, Net.  See note 15 to our interim financial statements.

Interest Expense.

Capitalized interest	$27
Higher interest rates	19
Amortization of deferred financing costs	(8)
Financing fees expensed	(11)
Other, net	(3)
Net increase in expense	$24

Income Tax Benefit.  During the six months ended June 30, 2005 and 2004, our effective tax rate was 57.3% and 33.0%, respectively.  See note 9 to our interim financial statements.

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

Sources of Liquidity and Capital Resources

Our principal sources of liquidity and capital resources are cash flows from operations, borrowings under our revolving credit and receivables facilities, net proceeds from sales of assets and from securities offerings.

As of July 31, 2005, we had total available liquidity of $1.1 billion, which was comprised of $992 million in unused borrowing capacity under our senior secured revolver and $63 million of cash and cash equivalents.

In June 2005, we entered into a collateral arrangement with an energy supplier as a beneficiary in which we granted a security interest in notes receivable related to our receivables facility and related assets of certain of our subsidiaries.  As a result of this arrangement, the counterparty released to us approximately $76 million in pledged cash collateral and letters of credit.  Under its terms, the collateral arrangement could provide up to $250 million of security.

Liquidity and Capital Requirements

Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures, debt service requirements and regulatory and legal settlements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and “ — Liquidity and Capital Resources” in Item 7 of our Form 10-K.

As a function of our sub-investment grade credit ratings, we often must post collateral with our counterparties.  In certain cases, our counterparties have elected not to require us to post collateral to which they are otherwise entitled under certain agreements.  However, these counterparties retain the right to require such collateral.  General factors that could change the requirements for collateral include changes in our credit quality, our level of hedging, commodity prices and seasonality.  Based on current commodity prices, we estimate that as of July 31, 2005, we could be contractually required to post additional collateral of up to $125 million.

Credit Risk

Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty.  See “Quantitative and Qualitative Disclosures About Non-Trading and Trading Activities and Related Market Risks” in Item 7A of our Form 10-K.

The following table includes derivative assets and accounts receivable from our wholesale energy and ERCOT power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, and excludes our California receivables related to the 2000-2001 Refund Proceeding (see note 10(b) to our interim financial statements), as of June 30, 2005:

Credit Rating Equivalent	Exposure Before Collateral(1)	Credit Collateral Held	Exposure Net of Collateral	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	(dollars in millions)

Investment grade	$131	$—	$131	—	$—
Non-investment grade	459	—	459	1	414
No external ratings:
Internally rated – Investment grade	258	—	258	—	—
Internally rated – Non-investment grade	205	—	205	1	169
Total	$1,053	$—	$1,053	2	$583

(1)   The table excludes amounts related to contracts classified as “normal purchases and sales” and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable.  Such contractual commitments contain credit risk and economic risk in the case of nonperformance by a counterparty.  Nonperformance by counterparties under these contractual commitments could have a material adverse impact on our future results of operations, financial condition and cash flows.

As of June 30, 2005, two non-investment grade counterparties represented 55% ($583 million) of our credit exposure, net of collateral (as described in the preceding table).  As of December 31, 2004, three non-investment grade counterparties represented 47% ($329 million) of our credit exposure, net of collateral.  Our credit exposure to our non-investment grade counterparties has increased from December 31, 2004 due primarily to increased commodity prices.  There were no other counterparties representing greater than 10% of our credit exposure, net of collateral.  Some amounts for the December 31, 2004 data have been reclassified to conform to our June 30, 2005 presentation of our credit risk exposure.

Historical Cash Flows

Cash Flows — Operating Activities

	Six Months Ended June 30,
	2005	2004	Change
	(in millions)

Operating income	$333	$24	$309
Depreciation and amortization	221	238	(17)
Net unrealized (gains) losses on energy derivatives	(266)	34	(300)
California refund obligation and discount and credit reserve changes	(2)	(26)	24
Receivables facility proceeds, net	—	94	(94)
Margin deposits on energy trading and hedging activities, net	(204)	(246)	42
Net purchases of emission credits	(19)	(40)	21
Net option premiums sold	56	5	51
Interest payments	(191)	(172)	(19)
(Income tax payments) net of income tax refunds	(20)	54	(74)
Other, net	44	(4)	48
Net cash used in continuing operations from operating activities	(48)	(39)	(9)
Net cash provided by discontinued operations from operating activities	—	18	(18)
Net cash used in operating activities	$(48)	$(21)	$(27)

Cash Flows — Investing Activities

Net cash provided by investing activities from continuing operations changed by $88 million during the six months ended June 30, 2005 compared to the same period in 2004, primarily due to (a) $66 million decrease in capital expenditures related to our power generation development projects as the Bighorn plant was completed in February 2004 and the Seward plant was completed in October 2004 and (b) $42 million in net cash proceeds from the sale of our REMA hydropower plants.  See note 14 to our interim financial statements.  In addition, we incurred cash inflows of $29 million during the six months ended June 30, 2005 related to our discontinued European energy operations.  See note 16 to our interim financial statements.

Capital expenditures are categorized:

	Six Months Ended June 30,
	2005	2004
	(in millions)

Growth	$14	$71
Maintenance	28	37
Total capital expenditures	$42	$108

Cash Flows — Financing Activities

Net cash provided by financing activities from continuing operations during the six months ended June 30, 2005 decreased by $88 million compared to the same period in 2004.  See below for discussion.

Six Months Ended June 30, 2005.  Net cash provided by financing activities from continuing operations during the six months ended June 30, 2005 of $2 million is due to (a) a net increase in short-term borrowings of $24 million primarily related to our receivables facility and (b) $14 million in net proceeds from issuances of stock.  These increases were substantially offset by $36 million of payments of long-term debt (primarily REMA term loans).

Six Months Ended June 30, 2004.  Net cash provided by financing activities from continuing operations during the six months ended June 30, 2004 of $90 million is primarily due to a net increase in short-term borrowings of $151 million primarily as a result of increased working capital requirements, partially offset by $78 million of payments of long-term debt (primarily Orion Power Midwest, L.P.).

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

See note 2 to our interim financial statements.

Significant Accounting Policies

See note 2 to our consolidated financial statements in our Form 10-K and note 1 to our interim financial statements.

Critical Accounting Estimates

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT NON-TRADING AND TRADING ACTIVITIES AND RELATED MARKET RISKS

Market Risks and Risk Management

We are exposed to various market risks arising from the ownership of our assets and the operation of our business.  These risks have the potential to impact the results of our operations and cash flows from our business activities.  Our market risks primarily relate to fluctuations in commodity prices and interest rates.  See “Quantitative and Qualitative Disclosures About Non-Trading and Trading Activities and Related Market Risks” in Item 7A of our Form 10-K.

Non-Trading Market Risks

Commodity Price Risk

An increase of 10% in the market prices of energy commodities from their June 30, 2005 levels would have decreased the fair value of our non-trading energy derivatives by $80 million.  This amount consists of a $100 million loss in fair value of our non-trading derivatives that are designated as cash flow hedges and a $20 million gain in earnings of our derivatives that are not designated as cash flow hedges.  An increase of 10% in the market prices of energy commodities from their December 31, 2004 levels would have decreased the fair value of our non-trading energy derivatives by $93 million ($124 million loss in fair value of our non-trading derivatives that are designated as cash flow hedges and $31 million gain in earnings of our derivatives that are not designated as cash flow hedges).

As of June 30, 2005, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending June 30, 2006	Remainder of 2006	2007	2008	2009	2010 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$(84)	$(53)	$(80)	$(88)	$(1)	$(1)	$(307)
Prices provided by other external sources	122	132	58	(8)	—	—	304
Prices based on models and other valuation methods	(36)	(26)	42	89	1	13	83
Total mark-to-market non-trading derivatives	2	53	20	(7)	—	12	80
Cash flow hedges	(79)	(47)	(76)	(36)	(19)	(47)	(304)
Total	$(77)	$6	$(56)	$(43)	$(19)	$(35)	$(224)

Interest Rate Risk

We assess interest rate risks using a sensitivity analysis method that measures the potential change in interest expense based on a hypothetical one percentage point movement in the underlying variable interest rate indices.  During the first quarter of 2005, we changed our methodology for performing our interest rate sensitivity analysis from a hypothetical 10% relative change to a one percentage point absolute change in interest rates as management believes this provides a clearer measure of our exposure to interest rates.  If interest rates increased (decreased) one percentage point from their June 30, 2005 and December 31, 2004 levels, our annual interest expense would have increased (decreased) by $20 million and our annual interest expense, net of interest income, would have increased (decreased) by $12 million and $14 million, respectively.

Due to our interest rate hedges, if three-month LIBOR had exceeded 4.4%, an additional one percentage point increase in interest rates would have increased our annual interest expense as of June 30, 2005 and December 31, 2004 by $5 million and our annual interest expense, net of interest income, would have decreased by $3 million and $1 million, respectively.

These net amounts were estimated considering the impact of hypothetical changes of interest rates on our variable rate debt, adjusted for interest rate hedges, cash and cash equivalents and net margin deposits on energy trading and hedging activities outstanding at the respective balance sheet dates.

If interest rates decreased by one percentage point from their June 30, 2005 and December 31, 2004 levels, the fair market values of our fixed rate debt would have increased by $224 million and $233 million, respectively.

Trading Market Risks

As of June 30, 2005, the fair values of the contracts related to our net derivative assets and liabilities relating to our legacy trading positions are:

Source of Fair Value	Twelve Months Ending June 30, 2006	Remainder of 2006	2007	2008	2009	2010 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$30	$5	$3	$—	$—	$—	$38
Prices provided by other external sources	(24)	6	5	5	—	—	(8)
Prices based on models and other valuation methods	(9)	(8)	(6)	5	3	—	(15)
Total	$(3)	$3	$2	$10	$3	$—	$15

Our consolidated realized and unrealized margins relating to these positions are (income (loss)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)

Realized	$4	$(17)	$(12)	$(19)
Unrealized	(4)	11	(4)	16
Total	$—	$(6)	$(16)	$(3)

An analysis of these net derivative assets and liabilities is:

	Six Months Ended June 30,
	2005	2004
	(in millions)

Fair value of contracts outstanding, beginning of period	$26	$(1)
Contracts realized or settled	11 (1)	19
Contracts transferred to non-trading	(4)	—
Fair value of new contracts upon execution	—	—
Changes in fair values attributable to changes in valuation techniques and assumptions	—	—
Changes in fair values attributable to market price and other market changes	(18)	1
Fair value of contracts outstanding, end of period	$15	$19

(1)   Amount includes realized loss of $12 million offset by deferred settlements of $1 million.

The daily value-at-risks for substantially all of our trading positions are:

	2005	2004
	(in millions)

As of June 30	$1	$2
Three months ended June 30:
Average	2	2
High	3	5
Low	1	1
Six months ended June 30:
Average	2	3
High	3	11
Low	—	1

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of June 30, 2005, the end of the period covered by this Form 10-Q.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

See note 11 to our interim financial statements in this Form 10-Q.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2005, we issued 43,357 shares of unregistered common stock for $220,687 pursuant to exercises of warrants issued in March 2003.  These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of our stockholders on June 7, 2005.  Our shareholders voted on the following proposals:

1.               To elect two directors to our Board of Directors;

2.               To ratify the Audit Committee’s selection of Deloitte & Touche LLP as our independent auditors for 2005; and

3.               To vote on a stockholder proposal requesting that the Board of Directors take action required to eliminate the classified structure of the Board.

The voting results were:

E. William Barnett was re-elected to serve as a Class III director:

For	Withheld
270,208,751	5,194,618

Donald J. Breeding was re-elected to serve as a Class III director:

For	Withheld
271,600,418	3,802,951

The Audit Committee’s selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ended December 31, 2005 was ratified:

For	Against	Abstain
270,827,448	4,015,405	560,515

A non-binding stockholder proposal requesting that the Board of Directors take action required to eliminate the classified structure of the Board was approved:

For	Against	Abstain
120,077,845	62,929,777	1,739,607

There were 90,899,261 broker non-votes.

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

+99.1	Reliant Energy, Inc.’s note 14 to its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2004

+99.2	Reliant Energy, Inc.’s note 10 to its interim financial statements in its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2005

+99.3	Memorandum of Understanding dated July 29, 2005 (Shareholder Class Action Litigation)