Form 10-Q
period 2005-09-30
RELIANT ENERGY INC
filed 2005-11-03
CIK 1126294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of October 25, 2005, the latest practicable date for determination, Reliant Energy, Inc. had 304,657,370 shares of common stock outstanding and no shares of treasury stock.

TABLE OF CONTENTS

Forward-Looking Information

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended September 30, 2005 and 2004
Consolidated Balance Sheets (unaudited)
September 30, 2005 and December 31, 2004
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2005 and 2004
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
Evaluation of Disclosure Controls and Procedures
Changes in Internal Control Over Financial Reporting

PART II.
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 6.	EXHIBITS

i

FORWARD-LOOKING INFORMATION

When we make statements containing projections, estimates or assumptions about our revenues, income and other financial items, our plans for the future, future economic performance, transactions and dispositions and financings related thereto, we are making “forward-looking statements.”  Forward-looking statements relate to future events and anticipated revenues, earnings, business strategies, competitive positions or other aspects of our operations or operating results.  In some cases you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words.  However, the absence of these words does not mean that the statements are not forward-looking.

Forward-looking statements are not guarantees of future performance or events.  These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially.  Among other things, the matters described in:

•      “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in Item 7 and note 14 to our consolidated financial statements, in our Annual Report on Form 10-K for the year ended December 31, 2004 (Form 10-K);

•      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 to our interim financial statements in our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2005 (First Quarter Form 10-Q);

•      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 11 to our interim financial statements in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (Second Quarter Form 10-Q); and

•      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 11 to our interim financial statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (this Form 10-Q)

could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Revenues (including $(226,509), $(5,688), $(326,849) and $(15,552) unrealized losses)	$2,963,021	$2,564,991	$7,111,730	$6,144,396
Expenses:
Purchased power, fuel and cost of gas sold (including $(127,367), $(48,599), $235,483 and $(70,846) unrealized gains (losses))	2,697,009	1,968,361	5,877,446	4,791,894
Operation and maintenance	178,393	183,475	556,106	587,562
Selling, general and administrative	99,085	90,881	241,982	250,376
Western states settlement	350,805	—	350,805	—
Loss on sales of receivables	—	14,491	—	33,741
Accrual for payment to CenterPoint Energy, Inc.	—	(58)	—	1,600
Gain on sale of counterparty claim	—	(30,000)	—	(30,000)
(Gains) losses on sales of assets, net	(91,874)	143	(115,793)	(14,880)
Depreciation and amortization	124,159	115,704	336,530	348,531
Total operating expense	3,357,577	2,342,997	7,247,076	5,968,824
Operating Income (Loss)	(394,556)	221,994	(135,346)	175,572
Other Income (Expense):
Income (loss) of equity investments, net	27,029	344	23,185	(9,244)
Other, net	62	1,379	(22,817)	4,434
Interest expense	(99,774)	(96,360)	(293,680)	(267,544)
Interest income	3,228	16,555	15,280	29,008
Total other expense	(69,455)	(78,082)	(278,032)	(243,346)
Income (Loss) from Continuing Operations Before Income Taxes	(464,011)	143,912	(413,378)	(67,774)
Income tax expense (benefit)	(197,226)	68,838	(155,228)	(4,300)
Income (Loss) from Continuing Operations	(266,785)	75,074	(258,150)	(63,474)
Income (Loss) from discontinued operations	(3,512)	269,962	61,655	291,173
Income (Loss) Before Cumulative Effect of Accounting Change	(270,297)	345,036	(196,495)	227,699
Cumulative effect of accounting change, net of tax	—	—	—	7,290
Net Income (Loss)	$(270,297)	$345,036	$(196,495)	$234,989

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$(0.88)	$0.25	$(0.86)	$(0.21)
Income (loss) from discontinued operations	(0.01)	0.91	0.21	0.98
Income (loss) before cumulative effect of accounting change	(0.89)	1.16	(0.65)	0.77
Cumulative effect of accounting change, net of tax	—	—	—	0.02
Net income (loss)	$(0.89)	$1.16	$(0.65)	$0.79

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$(0.88)	$0.23	$(0.86)	$(0.21)
Income (loss) from discontinued operations	(0.01)	0.81	0.21	0.98
Income (loss) before cumulative effect of accounting change	(0.89)	1.04	(0.65)	0.77
Cumulative effect of accounting change, net of tax	—	—	—	0.02
Net income (loss)	$(0.89)	$1.04	$(0.65)	$0.79

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$50,755	$105,054
Restricted cash	11,564	15,610
Accounts and notes receivable, principally customer, net of allowance of $42,680 and $41,636	1,430,241	1,032,312
Inventory	276,567	245,682
Derivative assets	615,010	305,924
Margin deposits on energy trading and hedging activities	1,454,109	505,547
Prepayments and other current assets	310,413	304,446
Current assets of discontinued operations	233,565	140,276
Total current assets	4,382,224	2,654,851
Property, plant and equipment, gross	7,103,888	7,344,079
Accumulated depreciation	(1,111,362)	(906,318)
Property, Plant and Equipment, net	5,992,526	6,437,761
Other Assets:
Goodwill	393,703	440,534
Other intangibles, net	557,111	540,583
Net California receivables subject to refund	—	200,086
Equity investments	30,251	83,819
Derivative assets	561,604	272,254
Prepaid lease	274,170	243,463
Restricted cash	—	25,547
Other	239,089	238,783
Accumulated deferred income taxes	192,102	20,584
Long-term assets of discontinued operations	1,090,063	1,032,759
Total other assets	3,338,093	3,098,412
Total Assets	$13,712,843	$12,191,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$489,580	$618,854
Accounts payable, principally trade	1,021,477	566,104
Derivative liabilities	947,890	401,881
Margin deposits from customers on energy trading and hedging activities	86,034	19,040
Other	509,603	463,528
Current liabilities of discontinued operations	82,799	26,184
Total current liabilities	3,137,383	2,095,591
Other Liabilities:
Accumulated deferred income taxes	53,402	229,352
Derivative liabilities	994,840	311,222
Other	376,113	387,223
Long-term liabilities of discontinued operations	871,310	842,425
Total other liabilities	2,295,665	1,770,222
Long-term Debt	4,247,069	3,938,857
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 304,409,724 and 299,812,305 issued)	67	61
Additional paid-in capital	5,829,500	5,790,007
Treasury stock at cost (0 and 128,264 shares)	—	(2,209)
Retained deficit	(1,564,443)	(1,367,948)
Accumulated other comprehensive loss	(231,734)	(29,351)
Accumulated other comprehensive loss of discontinued operations	(664)	(4,206)
Total stockholders’ equity	4,032,726	4,386,354
Total Liabilities and Stockholders’ Equity	$13,712,843	$12,191,024

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Cash Flows from Operating Activities:
Net income (loss)	$(196,495)	$234,989
Income from discontinued operations	(61,655)	(291,173)
Net loss from continuing operations and cumulative effect of accounting change	(258,150)	(56,184)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	(7,290)
Depreciation and amortization	336,530	348,531
Deferred income taxes	(177,844)	(24,095)
Net unrealized losses on energy derivatives	91,366	86,398
Amortization of deferred financing costs	11,208	24,473
Gains on sales of assets, net	(115,793)	(14,880)
Western states settlement	350,805	—
(Income) loss of equity investments, net	(23,185)	9,244
Other, net	34,701	(6,119)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(329,166)	(322,344)
Receivables facility proceeds, net	—	232,000
Inventory	(21,224)	8,654
Margin deposits on energy trading and hedging activities, net	(881,568)	(359,619)
Net derivative assets and liabilities	170,208	59,447
Accounts payable	298,690	129,487
Other current assets and liabilities	32,194	59,093
Other assets and liabilities	(95,443)	(89,913)
Net cash provided by (used in) continuing operations from operating activities	(576,671)	76,883
Net cash provided by discontinued operations from operating activities	105,307	80,423
Net cash provided by (used in) operating activities	(471,364)	157,306
Cash Flows from Investing Activities:
Capital expenditures	(59,117)	(139,642)
Proceeds from sales of assets, net	149,345	9,294
Proceeds from sales of future emission allowances	44,375	—
Restricted cash	29,593	(64,135)
Other, net	2,500	3,100
Net cash provided by (used in) continuing operations from investing activities	166,696	(191,383)
Net cash provided by discontinued operations from investing activities	39,112	904,326
Net cash provided by investing activities	205,808	712,943
Cash Flows from Financing Activities:
Payments of long-term debt	(42,164)	(138,791)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	227,446	(3,850)
Proceeds from issuances of stock	25,975	16,641
Other, net	—	9,012
Net cash provided by (used in) continuing operations from financing activities	211,257	(116,988)
Net cash used in discontinued operations from financing activities	—	(806,002)
Net cash provided by (used in) financing activities	211,257	(922,990)
Net Change in Cash and Cash Equivalents	(54,299)	(52,741)
Cash and Cash Equivalents at Beginning of Period	105,054	146,244
Cash and Cash Equivalents at End of Period	$50,755	$93,503
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$254,619	$251,222
Income taxes paid (net of income tax refunds received) for continuing operations	$18,214	$(51,493)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1)   Background and Basis of Presentation

(a)   Background.

“Reliant Energy” refers to Reliant Energy, Inc. and “we,” “us” and “our” refer to Reliant Energy, Inc. and its consolidated subsidiaries.  Our business consists primarily of two business segments, retail energy and wholesale energy.  See note 14.  Our consolidated interim financial statements and notes (interim financial statements) are unaudited, omit certain disclosures and should be read in conjunction with our audited consolidated financial statements and notes in our Form 10-K.

(b)   Basis of Presentation.

Estimates.  In preparing financial statements in conformity with generally accepted accounting principles, we make estimates and assumptions that affect reported assets and liabilities, disclosure of contingent assets and liabilities and reported revenues and expenses.  Actual results could differ from those estimates.

Adjustments and Reclassifications.  The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to present fairly our financial position and results of operations for the reported periods.  Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for electricity and energy services, changes in commodity prices, changes in our “price-to-beat” rate and other regulations, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors.  We have reclassified certain immaterial amounts reported in this Form 10-Q from prior periods to conform to the 2005 presentation.  These reclassifications had no impact on reported earnings/losses.

In our consolidated statement of cash flows for the nine months ended September 30, 2004, we reclassified a $64 million use of cash from operating cash flows to investing cash flows relating to changes in restricted cash.  Restricted cash primarily includes cash held by subsidiaries that cannot be transferred to Reliant Energy or our other subsidiaries pursuant to financing and other agreements, but is available to the applicable subsidiary for its use.

(2)   Stock-based Compensation

We apply the intrinsic value method of accounting for employee stock-based compensation.  Beginning January 1, 2006, we will recognize compensation cost for the unvested portion of pre-January 2006 awards and awards granted from that date based on the grant-date fair value of those awards.

Using the Black-Scholes model for determining fair values, our pro forma results are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions, except per share amounts)

Net income (loss), as reported	$(270)	$345	$(196)	$235
Add: Stock-based compensation expense included in reported net income/loss, net of tax	15	2	20	10
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(7)	(6)	(17)	(19)
Pro forma net income (loss)	$(262)	$341	$(193)	$226

Earnings (loss) per share:
Basic, as reported	$(0.89)	$1.16	$(0.65)	$0.79
Basic, pro forma	$(0.87)	$1.14	$(0.64)	$0.76
Diluted, as reported	$(0.89)	$1.04	$(0.65)	$0.79
Diluted, pro forma	$(0.87)	$1.03	$(0.64)	$0.76

(3)   Comprehensive Income (Loss)

The components of total comprehensive income (loss) are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)

Net income (loss)	$(270)	$345	$(196)	$235
Other comprehensive income (loss), net of tax:
Changes in minimum pension liability	—	—	—	1
Deferred gain (loss) from cash flow hedges	(73)	(11)	(188)	26
Reclassification of net deferred (gain) loss from cash flow hedges realized in net income/loss	16	(25)	(15)	(40)
Foreign currency translation adjustment	—	(1)	—	(1)
Comprehensive income resulting from discontinued operations	3	1	4	14
Comprehensive income (loss)	$(324)	$309	$(395)	$235

(4)   Goodwill and Property, Plant and Equipment

We perform our goodwill impairment test annually and evaluate goodwill and property, plant and equipment when events or changes in circumstances indicate that the carrying value may not be recoverable.  We previously selected November 1 as our annual goodwill impairment testing date since we had historically completed our annual strategic planning process by that date.  We have since modified our strategic planning process, which provides key information used in the analysis of our goodwill impairment test, and such information is no longer completed by November 1.  In order to align our annual goodwill impairment test with our annual strategic planning process, to meet the accelerated reporting deadlines and to provide adequate time to complete the analysis each year, beginning in 2005, we changed the date on which we perform our annual goodwill impairment test to April 1.  The change is not intended to delay, accelerate or avoid an impairment charge.  We believe that this accounting change is an alternative accounting principle that is preferable under the circumstances.

2005 Annual Goodwill Impairment Tests.  We performed our annual goodwill impairment tests for our wholesale energy and retail energy reporting units effective April 1, 2005 and determined that no impairments had occurred.

Additional Goodwill Impairment Tests.  In addition to the April 1, 2005 goodwill impairment test, we performed/are performing impairment tests during 2005 for the following dates:  January 2005, March 2005, August 2005 and September 2005 due to asset sales.  For the completed tests, we did not recognize any impairments.  We expect to complete our September 2005 test during the fourth quarter of 2005.  We allocated goodwill to dispositions as follows (see notes 16 and 17):

	Nine Months Ended September 30,
	2005		2004
	(in millions)

Orion Power hydropower plants	$—		$42	(1)
REMA hydropower plants	2		—
Landfill-gas fueled power plants	1		—
Ceredo plant	4	(1)	—
New York plants	38	(1)(2)	—
Total	$45		$42

(1)   Amount is classified as discontinued operations.

(2)   Amount is currently an estimate as we have not completed our impairment test.

Estimation of Our Wholesale Energy Reporting Unit’s Fair Value.  We used substantially the same subjective factors and significant assumptions to estimate fair value in our 2005 tests as we used in our November 2004 test.  See note 5 to our consolidated financial statements in our Form 10-K.

Asset Retirement Obligations.  We are currently assessing the impact on our financial position and results of operations due to an accounting interpretation, which is effective December 31, 2005, relating to asset retirement obligations.  This interpretation clarifies that an asset retirement obligation is unconditional even though uncertainty exists about the timing and/or method of settlement and requires that a liability be recognized if it can be reasonably estimated.

(5)   Derivative Instruments

For discussion of our derivative activities, see notes 2(d) and 6 to our consolidated financial statements in our Form 10-K.  Below is the pre-tax income (loss) of our energy and interest rate derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)

Energy derivatives:
Hedge ineffectiveness(1)	$54	$(17)	$54	$(15)
Other net unrealized losses(2)	(408)	(37)	(145)	(71)
Interest rate derivatives:
Hedge ineffectiveness(1)	—	—	—	—
Other net unrealized losses(2)	(4)	(7)	(12)	(19)
Total	$(358)	$(61)	$(103)	$(105)

(1)     No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(2)     There were no amounts for the three and nine months ended September 30, 2005 and 2004 recognized in our results of continuing operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of September 30, 2005 and December 31, 2004, the maximum length of time we were hedging our exposure to the variability in future cash flows for forecasted energy transactions was seven years and eight years, respectively.  As of September 30, 2005 and December 31, 2004, the maximum length of time we were hedging our exposure to the payment of variable interest rates was three months and 12 months, respectively.  As of September 30, 2005 and December 31, 2004, accumulated other comprehensive loss from derivatives, net of tax, was $232 million and $29 million, respectively.  As of September 30, 2005, we expect $72 million of accumulated other comprehensive loss to be reclassified into our results of operations during the period from October 1, 2005 to September 30, 2006.  However, the actual amount reclassified into earnings could vary from the amounts recorded as of September 30, 2005, due to future changes in market prices.

Although we discontinued our proprietary trading business in March 2003, we have legacy positions, which will be closed as economically feasible or in accordance with their terms.  The margins associated with these transactions are (income (loss)):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)

Revenues	$(9)	$2	$(10)	$2
Purchased power, fuel and cost of gas sold	(30)	(1)	(45)	(4)
Gross margin	$(39)	$1	$(55)	$(2)

(6)   Debt

As of September 30, 2005, we were in compliance with all of our debt covenants.  Our outstanding debt is:

	September 30, 2005			December 31, 2004
	Weighted Average Stated Interest Rate(1)	Long-term	Current	Weighted Average Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Banking or Credit Facilities, Bonds and Notes:
Reliant Energy:
Senior secured revolver due 2009	6.92%	$200	$—	7.13%	$199	$—
Senior secured term loans due 2010(2)	6.10	643	13	4.80	652	10
Senior secured notes due 2010	9.25	550	—	9.25	550	—
Senior secured notes due 2013	9.50	550	—	9.50	550	—
Senior secured notes due 2014	6.75	750	—	6.75	750	—
Convertible senior subordinated notes due 2010 (unsecured)	5.00	275	—	5.00	275	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)	12.00	400	—	12.00	400	—
PEDFA fixed-rate bonds for Seward plant due 2036	6.75	500	—	6.75	500	—
REMA term loans due 2005 to 2006 (unsecured)	—	—	—	4.94	14	14
Reliant Energy Channelview LP:
Term loans and revolving working capital facility:
Floating rate debt due 2005 to 2024	5.27	263	17	3.83	—	284
Fixed rate debt due 2014 to 2024	9.55	75	—	9.55	—	75
RE Retail Receivables, LLC facility due 2006	4.15	—	450	3.90	—	227
Total facilities, bonds and notes		4,206	480		3,890	610
Other:
Adjustment to fair value of debt(3)		41	10		49	8
Adjustment to fair value of debt due to warrants		(1)	—		(1)	—
Other		1	—		1	1
Total other debt		41	10		49	9
Total debt		$4,247	$490		$3,939	$619

(1)     The weighted average stated interest rates are for borrowings outstanding as of September 30, 2005 or December 31, 2004.

(2)     As of September 30, 2005 and December 31, 2004, we classified $638 million of the total $1.3 billion as discontinued operations.  See note 17.

(3)     Included in interest expense is amortization of $2 million and $1 million for valuation adjustments for debt during the three months ended September 30, 2005 and 2004, respectively, and $6 million and $6 million during the nine months ended September 30, 2005 and 2004, respectively.

Amounts borrowed and available for borrowing under our senior secured revolver as of September 30, 2005 are:

	Total Committed Credit	Drawn Amount	Letters of Credit	Unused Amount
	(in millions)
Reliant Energy senior secured revolver due 2009	$1,700	$200	$963	$537

Senior Secured Term Loans.  In October 2005, we issued $299 million of additional senior secured term loans due April 2010, which bear interest at LIBOR plus 2.375%.  The terms are substantially similar to those of our principal corporate credit facility.

RE Retail Receivables, LLC Facility.  We have a receivables facility arrangement to sell an undivided interest in accounts receivable from our retail business to financial institutions on an ongoing basis.  We amended this arrangement in September 2005 to extend its maturity until September 2006, reduce the fees we are charged, increase the proportion of receivables against which we can borrow and increase the maximum capacity available from $350 million to $450 million.

The assets of the special purpose subsidiary that sells receivables under the facility are available first and foremost to satisfy the claims of its creditors.  The special purpose subsidiary is a separate entity.

(7)   Stockholders’ Equity

Changes in the number of shares of our treasury stock are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(shares in thousands)

Balance, beginning of period	—	2,460	128	5,212
Issued to benefit plans	—	(1,236)	(128)	(3,988)
Balance, end of period	—	1,224	—	1,224

(8)   Earnings Per Share

Reconciliations of the amounts used in the basic and diluted earnings (loss) per common share computations are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)

Income (loss) from continuing operations (basic)	$(267)	$75	$(258)	$(63)
Plus: Interest expense on 5.00% convertible senior subordinated notes	— (1)	2	— (1)	— (1)
Income (loss) from continuing operations (diluted)	$(267)	$77	$(258)	$(63)

(1)     As we incurred a loss from continuing operations for this period, diluted loss per share is calculated the same as basic loss per share.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004	2005		2004
	(shares in thousands)

Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding	303,043		298,435	301,587		297,040
Plus: Incremental shares from assumed conversions:
Stock options	—	(1)	1,917	—	(1)	—	(1)
Restricted stock and performance-based shares	—	(1)	1,444	—	(1)	—	(1)
Employee stock purchase plan	—	(1)	14	—	(1)	—	(1)
5.00% convertible senior subordinated notes	—	(1)	28,823	—	(1)	—	(1)
Warrants	—	(1)	3,843	—	(1)	—	(1)
Weighted average shares outstanding assuming conversion	303,043		334,476	301,587		297,040

(1)     See note (1) above regarding diluted loss per share.

We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	(shares in thousands, dollars in millions)

Shares excluded from the calculation of diluted earnings (loss) per share	36,926	(1)	—		36,920	(1)	35,551	(1)

Shares excluded from the calculation of diluted earnings (loss) per share because the exercise price exceeded the average market price	4,204	(2)	9,520	(2)	4,562	(2)	11,661	(2)

Interest expense that would be added to income if 5.00% convertible senior subordinated notes were dilutive	$2		$—		$6		$6

(1)     Potential shares excluded consist of contingently convertible senior subordinated notes, warrants, stock options, restricted stock, performance-based shares and shares related to employee stock purchase plan.

(2)     Includes stock options.

(9)   Income Taxes

(a)   Tax Rate Reconciliation.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)

Income (loss) from continuing operations before income taxes	$(464)	$144	$(413)	$(68)
Federal statutory rate	35%	35%	35%	35%
Income tax expense (benefit) at statutory rate	(162)	50	(145)	(24)
Net addition (reduction) in taxes resulting from:
Federal tax reserves	(1)	2	1	5
State income taxes, net of federal impact	(9)	17	2	12
Non-deductible compensation	2	1	2	2
Settlement of shareholder class action lawsuits	—	—	2	—
Federal and foreign valuation allowances	(45)	(1)	(39)	1
Other, net	18 (1)	—	22 (1)	(1)
Total	(35)	19	(10)	19
Income tax expense (benefit) from continuing operations	$(197)	$69	$(155)	$(5)
Effective rate	43%	48%	38%	6%

(1)     Other primarily includes revisions in estimates for taxes accrued in prior periods.

(b)   Tax Contingencies.

Some of our income tax returns are under audit by federal and state taxing authorities.  The tax years subject to examination vary by jurisdiction.  These audits may result in additional taxes.  We have received proposed tax adjustments from taxing authorities and are currently contesting the adjustments administratively.  The issues raised include deductions resulting from plant abandonments and bad debts, the treatment of income and expenses associated with our California operations, capitalization of plant and inventory costs and various other matters.  We evaluate the need for contingent tax liabilities on a quarterly basis and record any changes in estimates in our results of operations.  It could take several years to resolve these contingencies.

During the three months ended June 30, 2005, we entered into a settlement agreement related to shareholder class action lawsuits as described in note 12.  We believe that a majority of the $68 million settlement amount is deductible for income tax purposes; however, no assurance can be given that federal and state tax authorities would not assert, or that a court would not sustain, a contrary position.

During the three months ended September 30, 2005, we recorded a pre-tax charge of $351 million to settle certain civil litigation and claims against us relating to the Western states energy crisis of 2000 and 2001.  See note 12.  We believe that these amounts are deductible for income tax purposes; however, no assurance can be given that federal and state tax authorities would not assert, or that a court would not sustain, a contrary position.

(10) Guarantee

We have guaranteed payments to a third party relating to some energy sales from El Dorado Energy, LLC, a former investment.  The estimated maximum potential amount of future payments under this guarantee is approximately $21 million as of September 30, 2005.  We secured a portion of the guarantee with letters of credit.  We have not recorded a liability in our consolidated balance sheets for this guarantee.

(11) Contingencies

We are parties to many legal proceedings, some of which involve substantial claim amounts.  Unless otherwise noted, we cannot predict the outcome of these proceedings.  In this note, we disclose only proceedings that became reportable during the three months ended September 30, 2005 and material developments in previously reported proceedings.  For information about previously reported proceedings, see the contingencies notes in our Form 10-K and Form 10-Qs filed in 2005, which notes (as updated below) are incorporated by reference into, and filed as exhibits to, this Form 10-Q.

Legal Matters - Western States Electricity and Natural Gas Litigation

Natural Gas Actions.  In the third quarter of 2005, we were named in two lawsuits alleging antitrust and other unlawful actions in an alleged conspiracy to increase natural gas prices.  The lawsuits, which relate to activities during the period 2001 and 2002, also name our subsidiary, Reliant Energy Services, Inc., and a number of other energy companies.  The lawsuits seek an injunction, triple damages, restitution and repayment of unlawful profits.  In addition to these lawsuits, we are defendants in 24 similar lawsuits, of which 10 are class action lawsuits, pending in state or federal courts in California, Kansas, New York, Nevada and Tennessee.

Nevada Power – FERC Complaint and Natural Gas Actions.  In 2003, Nevada Power Company filed a complaint with the Federal Energy Regulatory Commission (FERC) seeking to revise the prices of long-term forward power contracts.  In a separate proceeding, Nevada Power Company filed an arbitration claim relating to our alleged participation in an unlawful conspiracy to increase the price of natural gas in Nevada from 2001 to 2002.  In August 2005, we entered into a settlement agreement with Nevada Power Company resolving both matters and recognized a charge of $8 million during the nine months ended September 30, 2005.

Criminal Proceeding - Reliant Energy Services, Inc.  In April 2004, a federal grand jury indicted Reliant Energy Services, Inc. and certain of its former and current employees for alleged violations of the Commodity Exchange Act and related wire fraud and conspiracy charges.  We expect the trial to begin in the fourth quarter of 2005 or in early 2006.

(12) Settlements

Western States Settlement.  In August 2005, we entered into an agreement, which is subject to FERC approval, with the states of California, Oregon and Washington, California’s three largest investor-owned utilities and a number of other parties that resolves as to the settling parties the following civil litigation and claims related to the Western states energy crisis:

•                  all issues between the settling parties regarding the Western market refund proceedings pending before the FERC for the period January 1, 2000 through June 20, 2001;

•                  all issues with respect to pending appeals of prior FERC orders pertaining to the market activity during this period;

•                  all issues regarding alleged manipulation of electricity markets during the period January 1, 2000 through December 31, 2001;

•                  all market price investigations conducted by the attorneys general in California, Washington and Oregon;

•                  all civil litigation filed by the attorney general in California, including the pending Clayton Act antitrust lawsuit;

•                  all private electricity-related class action lawsuits filed on behalf of ratepayers in California, Washington, Oregon, Idaho and Utah; and

•                  all natural gas price issues raised by all of the parties to the agreement except the private class action litigants and local government entities.

Although the settlement resolves a number of the regulatory and civil proceedings relating to the Western states energy crisis of 2000 and 2001, it did not resolve the following Western states electricity and natural gas proceedings:  (a) the pending criminal proceeding against Reliant Energy Services, Inc., (b) pending lawsuits filed by private class action litigants and individual consumers regarding an alleged conspiracy to increase natural gas prices, (c) the lawsuits filed by the Los Angeles Department of Water, (d) several pending lawsuits filed by individual electricity consumers and (e) the lawsuits filed by the Attorney Generals of Nevada and Montana alleging an unlawful conspiracy to increase natural gas and electricity prices.  See “Western States Electricity and Natural Gas Litigation” in note 14(a) to our consolidated financial statements in our Form 10-K.

During the three months ended September 30, 2005, we recorded a charge of $351 million, which includes a cash payment of $150 million expected to be paid in the fourth quarter of 2005 or first quarter of 2006.  As part of the settlement, we waived claims to and transferred our interest in our receivables for power deliveries from January 1, 2000 to June 20, 2001, as well as the interest owed on those receivables.  The components of the settlement charge are (in millions):

Accounts receivable related to the period from October 2000 through June 2001, excluding estimated refund obligation	$268
Estimated refund obligation	(87)
Discount	(14)
Interest receivable	41
Cash payments	150 (1)
Other	(7)
Total	$351

(1)     This payable is included in accounts payable as of September 30, 2005.

Prior to reaching a settlement in August 2005, we regularly adjusted our estimated refund obligation, credit reserve and receivables (netted in revenues) and interest income (recorded in interest income) related to these energy sales in California as new information was obtained or events occurred (income (loss)):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2005	2004
	(in millions)

Estimated refund obligation	$7	$2	$12
Credit reserve	—	—	21
Direct adjustments to gross receivables	(11)	—	(11)
Interest receivable	10	6	13
Pre-tax impact	$6	$8	$35

Shareholder Class Action Lawsuits.  In July 2005, we reached a settlement agreement related to the class action lawsuits against us for claims alleging violations of securities laws.  The settlement agreement provides for a total settlement payment by us of $68 million, of which $61.5 million is covered by director and officer insurance policies.  In addition, Deloitte & Touche LLP, our independent auditor and a defendant in the litigation, has agreed to make a payment of $7 million.  Under the terms of the agreement, we do not admit liability by the company or our officers or directors nor are there findings under the terms of the settlement of any violations of the federal securities laws.  The settlement also includes releases to all claims asserted by the plaintiffs against some of our former officers.  During the three months ended June 30, 2005, we recorded a pre-tax charge of $8 million related to the settlement and associated legal expenses.

Gain on Sale of Counterparty Claim.  In June 2004, we entered into a settlement agreement with Enron.  The settlement agreement provided for the dismissal of all pending litigation between Enron and us and provided for certain allowed bankruptcy claims against Enron.  In August 2004, we sold and assigned our claim to a third party.  As we had previously written off our net receivables and derivative assets from Enron, we recognized a $30 million pre-tax gain ($18 million after-tax gain) upon the sale during the three months ended September 30, 2004.

(13) Supplemental Guarantor Information

Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes issued in July 2003 and December 2004.

Condensed Consolidating Statements of Operations.

	Three Months Ended September 30, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$3,042	$552	$(631)	$2,963
Purchased power, fuel and cost of gas sold	—	3,053	267	(623)	2,697
Operation and maintenance	—	94	93	(8)	179
Selling, general and administrative	—	68	30	—	98
Western states settlement	—	351	—	—	351
Loss on sales of receivables	—	20	(20)	—	—
Gains on sales of assets, net	—	—	(92)	—	(92)
Depreciation and amortization	—	56	68	—	124
Total	—	3,642	346	(631)	3,357
Operating income (loss)	—	(600)	206	—	(394)
Income of equity investments, net	—	27	—	—	27
Income (loss) of equity investments of consolidated subsidiaries	(232)	84	—	148	—
Interest expense	(69)	(10)	(21)	—	(100)
Interest income	—	3	—	—	3
Interest income (expense) – affiliated companies, net	36	(9)	(27)	—	—
Total other income (expense)	(265)	95	(48)	148	(70)
Income (loss) from continuing operations before income taxes	(265)	(505)	158	148	(464)
Income tax expense (benefit)	8	(257)	24	28	(197)
Income (loss) from continuing operations	(273)	(248)	134	120	(267)
Income (loss) from discontinued operations	3	96	(161)	59	(3)
Net loss	$(270)	$(152)	$(27)	$179	$(270)

	Three Months Ended September 30, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$2,363	$368	$(166)	$2,565
Purchased power, fuel and cost of gas sold	—	1,938	197	(166)	1,969
Operation and maintenance	—	99	84	—	183
Selling, general and administrative	—	67	23	—	90
Loss on sales of receivables	—	15	—	—	15
Gain on sale of counterparty claim	—	(8)	(22)	—	(30)
Depreciation and amortization	—	54	62	—	116
Total	—	2,165	344	(166)	2,343
Operating income	—	198	24	—	222
Income of equity investments, net	—	1	—	—	1
Income of equity investments of consolidated subsidiaries	366	3	—	(369)	—
Other, net	—	1	—	—	1
Interest expense	(66)	(20)	(18)	7	(97)
Interest income	—	15	2	—	17
Interest income (expense) – affiliated companies, net	35	(2)	(17)	(16)	—
Total other income (expense)	335	(2)	(33)	(378)	(78)
Income (loss) from continuing operations before income taxes	335	196	(9)	(378)	144
Income tax expense (benefit)	(11)	80	4	(4)	69
Income (loss) from continuing operations	346	116	(13)	(374)	75
Income (loss) from discontinued operations	(1)	120	84	67	270
Net income	$345	$236	$71	$(307)	$345

	Nine Months Ended September 30, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$7,190	$1,247	$(1,325)	$7,112
Purchased power, fuel and cost of gas sold	(1)	6,531	655	(1,307)	5,878
Operation and maintenance	—	270	304	(18)	556
Selling, general and administrative	—	163	79	—	242
Western states settlement	—	351	—	—	351
Loss on sales of receivables	—	43	(43)	—	—
Gains on sales of assets, net	—	(3)	(116)	3	(116)
Depreciation and amortization	—	166	170	—	336
Total	(1)	7,521	1,049	(1,322)	7,247
Operating income (loss)	1	(331)	198	(3)	(135)
Income of equity investments, net	—	23	—	—	23
Income (loss) of equity investments of consolidated subsidiaries	(114)	72	—	42	—
Other, net	—	(23)	—	—	(23)
Interest expense	(203)	(29)	(61)	—	(293)
Interest income	—	14	1	—	15
Interest income (expense) – affiliated companies, net	100	(31)	(69)	—	—
Total other income (expense)	(217)	26	(129)	42	(278)
Income (loss) from continuing operations before income taxes	(216)	(305)	69	39	(413)
Income tax expense (benefit)	(12)	(162)	(9)	28	(155)
Loss from continuing operations	(204)	(143)	78	11	(258)
Income (loss) from discontinued operations	8	130	(135)	59	62
Net loss	$(196)	$(13)	$(57)	$70	$(196)

	Nine Months Ended September 30, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$5,603	$1,034	$(493)	$6,144
Purchased power, fuel and cost of gas sold	—	4,715	570	(493)	4,792
Operation and maintenance	—	296	291	—	587
Selling, general and administrative	—	172	77	—	249
Loss on sales of receivables	—	34	—	—	34
Accrual for payment to CenterPoint Energy, Inc.	—	2	—	—	2
Gain on sale of counterparty claim	—	(8)	(22)	—	(30)
Gains on sales of assets, net	—	—	(15)	—	(15)
Depreciation and amortization	—	178	171	—	349
Total	—	5,389	1,072	(493)	5,968
Operating income (loss)	—	214	(38)	—	176
Loss of equity investments, net	—	(9)	—	—	(9)
Income (loss) of equity investments of consolidated subsidiaries	309	(22)	—	(287)	—
Other, net	—	4	—	—	4
Interest expense	(189)	(47)	(50)	18	(268)
Interest income	—	27	2	—	29
Interest income (expense) – affiliated companies, net	101	(9)	(50)	(42)	—
Total other income (expense)	221	(56)	(98)	(311)	(244)
Income (loss) from continuing operations before income taxes	221	158	(136)	(311)	(68)
Income tax expense (benefit)	(27)	80	(48)	(10)	(5)
Income (loss) from continuing operations	248	78	(88)	(301)	(63)
Income (loss) from discontinued operations	(13)	118	110	76	291
Income before cumulative effect of accounting change	235	196	22	(225)	228
Cumulative effect of accounting change, net of tax	—	7	—	—	7
Net income	$235	$203	$22	$(225)	$235

(1)     These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

	September 30, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$5	$32	$14	$—	$51
Restricted cash	—	—	12	—	12
Accounts and notes receivable, principally customer, net	—	418	997	15	1,430
Accounts and notes receivable – affiliated companies	359	1,315	959	(2,633)	—
Inventory	—	142	135	—	277
Derivative assets	—	523	92	—	615
Other current assets	63	1,543	159	(2)	1,763
Current assets of discontinued operations	2	53	181	(2)	234
Total current assets	429	4,026	2,549	(2,622)	4,382
Property, plant and equipment, gross	—	3,935	3,169	—	7,104
Accumulated depreciation	—	(654)	(457)	—	(1,111)
Property, Plant and Equipment, net	—	3,281	2,712	—	5,993
Other Assets:
Goodwill	—	84	191	119	394
Other intangibles, net	—	224	333	—	557
Notes receivable – affiliated companies	2,331	929	1	(3,261)	—
Equity investments	—	30	—	—	30
Equity investments of consolidated subsidiaries	4,019	347	—	(4,366)	—
Derivative assets	—	543	19	—	562
Other long-term assets	184	284	350	(113)	705
Long-term assets of discontinued operations	852	11	1,032	(805)	1,090
Total other assets	7,386	2,452	1,926	(8,426)	3,338
Total Assets	$7,815	$9,759	$7,187	$(11,048)	$13,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$13	$—	$477	$—	$490
Accounts payable, principally trade	15	976	30	—	1,021
Accounts and notes payable – affiliated companies	—	1,245	1,388	(2,633)	—
Derivative liabilities	—	744	204	—	948
Other current liabilities	104	381	97	13	595
Current liabilities of discontinued operations	—	52	33	(2)	83
Total current liabilities	132	3,398	2,229	(2,622)	3,137
Other Liabilities:
Notes payable – affiliated companies	—	2,331	930	(3,261)	—
Derivative liabilities	—	839	156	—	995
Other long-term liabilities	6	312	197	(85)	430
Long-term liabilities of discontinued operations	677	10	989	(805)	871
Total other liabilities	683	3,492	2,272	(4,151)	2,296
Long-term Debt	2,967	501	779	—	4,247
Commitments and Contingencies
Total Stockholders’ Equity	4,033	2,368	1,907	(4,275)	4,033
Total Liabilities and Stockholders’ Equity	$7,815	$9,759	$7,187	$(11,048)	$13,713

	December 31, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$25	$33	$47	$—	$105
Restricted cash	—	—	16	—	16
Accounts and notes receivable, principally customer, net	—	401	631	—	1,032
Accounts and notes receivable – affiliated companies	218	867	529	(1,614)	—
Inventory	—	121	125	—	246
Derivative assets	—	179	127	—	306
Other current assets	9	723	78	—	810
Current assets of discontinued operations	1	6	134	(1)	140
Total current assets	253	2,330	1,687	(1,615)	2,655
Property, plant and equipment, gross	—	4,001	3,343	—	7,344
Accumulated depreciation	—	(516)	(390)	—	(906)
Property, Plant and Equipment, net	—	3,485	2,953	—	6,438
Other Assets:
Goodwill	—	84	295	62	441
Other intangibles, net	—	146	395	—	541
Notes receivable – affiliated companies	2,271	1,093	—	(3,364)	—
Equity investments	—	84	—	—	84
Equity investments of consolidated subsidiaries	4,753	251	—	(5,004)	—
Derivative assets	—	221	51	—	272
Restricted cash	—	—	25	—	25
Other long-term assets	107	283	312	—	702
Long-term assets from discontinued operations	832	—	1,024	(823)	1,033
Total other assets	7,963	2,162	2,102	(9,129)	3,098
Total Assets	$8,216	$7,977	$6,742	$(10,744)	$12,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$10	$1	$608	$—	$619
Accounts payable, principally trade	3	534	29	—	566
Accounts and notes payable – affiliated companies	—	662	952	(1,614)	—
Derivative liabilities	—	314	88	—	402
Other current liabilities	56	354	73	—	483
Current liabilities of discontinued operations	—	7	20	(1)	26
Total current liabilities	69	1,872	1,770	(1,615)	2,096
Other Liabilities:
Notes payable – affiliated companies	—	2,381	983	(3,364)	—
Derivative liabilities	—	204	107	—	311
Other long-term liabilities	148	328	141	—	617
Long-term liabilities of discontinued operations	638	—	1,027	(823)	842
Total other liabilities	786	2,913	2,258	(4,187)	1,770
Long-term Debt	2,975	501	463	—	3,939
Commitments and Contingencies
Total Stockholders’ Equity	4,386	2,691	2,251	(4,942)	4,386
Total Liabilities and Stockholders’ Equity	$8,216	$7,977	$6,742	$(10,744)	$12,191

(1)     These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Nine Months Ended September 30, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$(76)	$(707)	$207	$—	$(576)
Net cash provided by (used in) discontinued operations from operating activities	7	—	98	—	105
Net cash provided by (used in) operating activities	(69)	(707)	305	—	(471)
Cash Flows from Investing Activities:
Capital expenditures	—	(40)	(19)	—	(59)
Investments in and distributions from subsidiaries, net and advances to and distributions from subsidiaries, net (2)	11	(10)	(188)	187	—
Proceeds from sales of assets, net	—	104	45	—	149
Proceeds from sales of future emission allowances	—	44	—	—	44
Restricted cash	—	—	30	—	30
Other, net	—	3	—	—	3
Net cash provided by (used in) continuing operations from investing activities	11	101	(132)	187	167
Net cash provided by (used in) discontinued operations from investing activities	18	51	(12)	(18)	39
Net cash provided by (used in) investing activities	29	152	(144)	169	206
Cash Flows from Financing Activities:
Payments of long-term debt	(7)	(1)	(34)	—	(42)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	1	—	226	—	227
Changes in notes with affiliated companies, net (3)	—	555	(368)	(187)	—
Proceeds from issuances of stock	26	—	—	—	26
Net cash provided by (used in) continuing operations from financing activities	20	554	(176)	(187)	211
Net cash provided by (used in) our discontinued operations from financing activities	—	—	(18)	18	—
Net cash provided by (used in) financing activities	20	554	(194)	(169)	211
Net Change in Cash and Cash Equivalents	(20)	(1)	(33)	—	(54)
Cash and Cash Equivalents at Beginning of Period	25	33	47	—	105
Cash and Cash Equivalents at End of Period	$5	$32	$14	$—	$51

	Nine Months Ended September 30, 2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$(23)	$94	$14	$(8)	$77
Net cash provided by discontinued operations from operating activities	—	—	72	8	80
Net cash provided by (used in) operating activities	(23)	94	86	—	157
Cash Flows from Investing Activities:
Capital expenditures	—	(107)	(32)	—	(139)
Advances to and distributions from subsidiaries, net (2)	57	—	—	(57)	—
Purchase and sale of permits and licenses to affiliates	—	(20)	20	—	—
Proceeds from sales of assets, net	—	9	—	—	9
Restricted cash	7	—	(71)	—	(64)
Other, net	—	3	—	—	3
Net cash provided by (used in) continuing operations from investing activities	64	(115)	(83)	(57)	(191)
Net cash provided by discontinued operations from investing activities	—	8	896	—	904
Net cash provided by (used in) investing activities	64	(107)	813	(57)	713
Cash Flows from Financing Activities:
Payments of long-term debt	(46)	(2)	(18)	(72)	(138)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	(20)	—	(1)	17	(4)
Changes in notes with affiliated companies, net (3)	—	(3)	(54)	57	—
Proceeds from issuances of stock	17	—	—	—	17
Other, net	9	—	—	—	9
Net cash used in continuing operations from financing activities	(40)	(5)	(73)	2	(116)
Net cash used in discontinued operations from financing activities	—	—	(861)	55	(806)
Net cash used in financing activities	(40)	(5)	(934)	57	(922)
Net Change in Cash and Cash Equivalents	1	(18)	(35)	—	(52)
Cash and Cash Equivalents at Beginning of Period	23	64	59	—	146
Cash and Cash Equivalents at End of Period	$24	$46	$24	$—	$94

(1)     These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)     Net investments in and distributions from subsidiaries and net advances to and distributions from subsidiaries are classified as investing activities.

(3)     Net changes in notes with affiliated companies are classified as financing activities.

(14) Reportable Segments

Financial data for our segments are:

	Retail Energy	Wholesale Energy	Other Operations		Eliminations	Consolidated
	(in millions)
Three months ended
September 30, 2005:
Revenues from external customers	$2,288	$674	$1		$—	$2,963
Intersegment revenues	—	212	—		(212)	—
Gross margin(1)	163	102	1		—	266
Contribution margin(2)	62	(24)	1		—	39

Three months ended
September 30, 2004:
Revenues from external customers	$1,969	$596	$—		$—	$2,565
Intersegment revenues	—	110	—		(110)	—
Gross margin(1)	312	284	—		—	596
Contribution margin(2)	208	165	—		—	373

Nine months ended
September 30, 2005 (except as denoted):
Revenues from external customers	$5,309	$1,799	$4		$—	$7,112
Intersegment revenues	—	443	—		(443)	—
Gross margin(1)	739	490	5		—	1,234
Contribution margin(2)	489	76	3		—	568
Total assets as of September 30, 2005	3,535	8,973	1,978	(3)	(773)	13,713

Nine months ended
September 30, 2004 (except as denoted):
Revenues from external customers	$4,600	$1,544	$—		$—	$6,144
Intersegment revenues	—	244	—		(244)	—
Gross margin(1)	681	671	—		—	1,352
Contribution margin(2)	407	259	—		—	666
Total assets as of December 31, 2004	1,391	9,720	1,582	(4)	(502)	12,191

(1)     Revenues less purchased power, fuel and cost of gas sold.

(2)     Gross margin less (a) operation and maintenance, (b) selling and marketing and (c) bad debt expense.

(3)     Other operations include discontinued operations of $1,324 million.

(4)     Other operations include discontinued operations of $1,173 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Reconciliation of Contribution Margin to Operating Income (Loss) and Operating Income (Loss) to Net Income (Loss):
Contribution margin	$39	$373	$568	$666
Other general and administrative	50	50	132	150
Western states settlement	351	—	351	—
Loss on sales of receivables	—	15	—	34
Accrual for payment to CenterPoint Energy, Inc.	—	—	—	2
Gain on sale of counterparty claim	—	(30)	—	(30)
Gains on sales of assets, net	(92)	—	(116)	(15)
Depreciation	83	84	269	284
Amortization	41	32	67	65
Operating income (loss)	(394)	222	(135)	176
Income (loss) of equity investments, net	27	1	23	(9)
Other, net	—	1	(23)	4
Interest expense	(100)	(97)	(293)	(268)
Interest income	3	17	15	29
Income (loss) from continuing operations before income taxes	(464)	144	(413)	(68)
Income tax expense (benefit)	(197)	69	(155)	(5)
Income (loss) from continuing operations	(267)	75	(258)	(63)
Income from discontinued operations	(3)	270	62	291
Income (loss) before cumulative effect of accounting change	(270)	345	(196)	228
Cumulative effect of accounting change, net of tax	—	—	—	7
Net income (loss)	$(270)	$345	$(196)	$235

(15) Impairment of Cost Method Investment

During the three months ended June 30, 2005, we recorded a pre-tax non-cash charge of $23 million (in other non-operating income/loss) for the impairment of our investment in a communications services company.  The impairment charge was based on an internal valuation of projected future cash flows and earnings conducted in connection with the preparation of our interim financial statements.  As of September 30, 2005, our remaining non-energy investments have a net book value of $5 million and are included in other long-term assets.

(16) Sales of Assets

We included the following assets in our results of operations through the date of sale.

REMA Hydropower Plants.  Two hydropower generating plants sold for $42 million in April 2005.

Landfill-Gas Fueled Power Plants.  Our landfill-gas fueled power plants sold for $28 million in July 2005.

El Dorado Investment.  Our 50% interest in El Dorado Energy, LLC sold for $132 million in July 2005 and we received $76 million after adjustment for net project debt.  We recognized a pre-tax gain on the disposal of $25 million (recorded in income of equity investments, net) during the three months ended September 30, 2005.

Emissions Allowance.  In September 2005, we sold 120,000 tons of emissions allowances relating to 2007 through 2009 vintage years for $97 million, which $44 million was received in September 2005 (included in investing cash flows) and $53 million (included in accounts receivable as of September 30, 2005) was received in October 2005.

Summary of Pre-tax Gains and Losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)

REMA hydropower plants	$—	$—	$12	$—
Landfill-gas fueled power plants	—	—	(4)	—
Emissions allowances (1)	93	—	108	15
Other, net	(1)	—	—	—
Gains on sales of assets, net	$92	$—	$116	$15

(1)     For the periods through June 30, 2005, these amounts were previously classified in amortization expense; however, we reclassified them to gains on sales of assets.

(17) Discontinued Operations

(a)   New York Plants.

General.  In September 2005, we signed an agreement to sell our three remaining New York plants with an aggregate net generating capacity of 2,100 MW for $975 million, subject to closing adjustments.  The closing, which we expect to occur in the first quarter of 2006, is subject to certain regulatory approvals and the buyer closing on the financing commitment provided by third party financial institutions.  Concurrent with the sale, we entered into a two-year financially settled heat rate option, which will be assumed by the buyer at closing. During the third quarter of 2005, we began to report the results of the New York plants as discontinued operations.  These plants were a part of our wholesale energy segment.

Use of Proceeds.  Under the terms of certain debt agreements, we are required to apply all net cash proceeds from the sale, excluding $300 million that we can use for general corporate purposes, to pay off debt.  Under these provisions, we estimate that we will be required to pay down our senior secured term loans due 2010 by approximately $638 million when the sale of the New York plants closes.  However, this amount is an estimate and is subject to change.

Assumptions Related to Debt, Deferred Financing Costs and Interest Expense on Discontinued Operations.  Based on our contractual obligation to utilize a portion of the net proceeds from the sale to prepay debt, we have classified $638 million of debt as discontinued operations as of September 30, 2005 and December 31, 2004.  See note 6.  We have also classified as discontinued operations the related deferred financing costs and interest expense on this debt.

(b)   Ceredo Plant.

In August 2005, we agreed to sell a 505 MW power plant for $100 million.  We expect the closing to occur by December 31, 2005.  During the third quarter of 2005, we began to report the results of Ceredo’s operations as discontinued operations effective January 1, 2005.  The plant was a part of our wholesale energy segment.

(c)   Liberty.

In December 2004, we transferred our ownership interests in Liberty, including its non-recourse debt, to Liberty’s lenders.  Liberty owned a 530 MW power generation facility and had been in default under its credit agreement.

(d)   Orion Power Hydropower Plants.

In September 2004, we sold 71 operating hydropower plants and a gas-fired generation plant with a total aggregate net generating capacity of 770 MW for $870 million.

(e)   European Energy.

In 2003, we sold our European energy operations.  In addition to the initial cash proceeds, we are entitled to receive 90% of any cash distributions in excess of Euro 110 million received by the purchaser from the former coordinating body for the Dutch electricity sector as contingent consideration for the sale.  We received and recorded in our results of operations the following amounts during the indicated periods:  $22 million (third quarter of 2005), $30 million (second quarter of 2005) and $8 million (third quarter of 2004).

(f)    All Discontinued Operations.

The following summarizes the revenues and pre-tax financial information of the businesses reported as discontinued operations:

	New York Plants		Ceredo Plant(1)		Liberty(2)	Orion Power Hydropower Plants		European Energy	Total
Three months ended September 30, 2005:
Revenues	$372		$—		$—	$—		$—	$372
Income (loss) before income tax expense/benefit	(59	)(3)	(27	)(4)	—	—		22	(64)

Three months ended September 30, 2004:
Revenues	210		N/A		34	33		—	277
Income (loss) before income tax expense/benefit	58		N/A		(4)	191	(5)	9	254

Nine months ended September 30, 2005:
Revenues	728		—		—	—		—	728
Income (loss) before income tax expense/benefit	(5	)(3)	(27	)(4)	—	—		52	20

Nine months ended September 30, 2004:
Revenues	497		N/A		81	95		—	673
Income (loss) before income tax expense/benefit	111		N/A		(18)	182	(5)	9	284

(1)     Prior to January 1, 2005, Ceredo did not qualify for discontinued operations.

(2)     We recorded a $70 million pre-tax loss on disposal during the fourth quarter of 2004.

(3)     Includes $149 million estimated loss on disposal.

(4)     Includes $27 million estimated loss on disposal.

(5)     Includes $208 million gain on disposal.

The following summarizes the assets and liabilities related to our Ceredo discontinued operations and our New York discontinued operations:

	September 30, 2005		December 31, 2004
	Ceredo Plant	New York Plants	New York Plants
	(in millions)
Current Assets:
Accounts receivable, net	$—	$124	$82
Other current assts	—	110	58
Total current assets	—	234	140
Property, Plant and Equipment, net	98	843	952
Other Assets:
Other intangibles, net	—	67	71
Other	39	43	10
Total long-term assets	137	953	1,033
Total Assets	$137	$1,187	$1,173

Current Liabilities:
Accounts payable, principally trade	$—	$13	$16
Derivative liabilities	—	52	7
Other current liabilities	—	18	3
Total current liabilities	—	83	26
Other Liabilities:
Accumulated deferred income taxes	9	193	185
Other liabilities	—	31	19
Total other liabilities	9	224	204
Long-term Debt	—	638	638
Total long-term liabilities	9	862	842
Total Liabilities	$9	$945	$868
Accumulated other comprehensive loss	$—	$(1)	$(4)

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K.

Business Overview

We provide electricity and energy services to retail and wholesale customers in the United States.  We provide a complete suite of energy products and services to approximately 1.9 million electricity customers in Texas ranging from residences and small businesses to large commercial, industrial and governmental/institutional customers.  We also serve commercial and industrial clients in Pennsylvania, New Jersey and Maryland.  We have approximately 16,000 MW of power generation capacity from continuing operations in operation or under contract across the United States.

Recent Events

In this section, we present forward-looking information about recent events that could have an impact on future results of operations.  In addition to the factors described below, a number of other factors could affect our future results of operations, including changes in natural gas prices, plant availability, retail energy customer growth, cost savings generated by process improvements and other factors.  We will discuss the projected impact of these factors at the time we provide our outlook for 2006.

Increased Natural Gas Prices.  From June 30, 2005 to September 30, 2005, natural gas prices have increased by approximately 42% (based on the 24-month forward NYMEX price of natural gas).  Increases in natural gas prices, a key component in electricity prices, can materially affect our business.  This increase has resulted in, among other things, significantly higher collateral posting requirements and higher purchased power costs for our retail business.

Public Utility Commission of Texas (PUCT) rules allow us to increase the “price-to-beat” rate we charge.  In response to increases in natural gas prices and public policy concerns over the impact of these higher prices on customers, we decided to phase-in the increases and thus delayed filing for adjustments to the fuel factors in our “price-to-beat” tariff and committed to discount the increases, as described below.  In October 2005, we filed a request with the PUCT to increase the “price-to-beat” fuel factor to reflect an increase in the 20-day average 12-month forward NYMEX price of natural gas from $7.499 per million British thermal units (MMbtu) to $11.387 per MMbtu.  Our request was approved by the PUCT on October 28, 2005.  The requested increase represents a 25% increase in the total bill of an average residential customer using approximately 1,000 kWh per month.  To mitigate the impact of the price increase on customers, we committed to the PUCT that regardless of the actual natural gas price reflected in the fuel factor of the “price-to-beat,” we will discount the price charged to all of our “price-to-beat” customers through the end of the year to reflect a natural gas price of no more than $9.74 per MMbtu.  The discounted price represents approximately an eight percent decrease to the total bill of an average residential customer from our prospective “price-to-beat” rate.  In addition, for our current residential “price-to-beat” customers, we committed to discounting the price from January 1, 2006 through March 15, 2006 to reflect a natural gas price of no more than $10.78 per MMbtu and from March 16, 2006 through June 30, 2006 to reflect a natural gas price of no more than $11.387 per MMbtu.

To mitigate the impact on our customers and us of prospective volatile natural gas prices, we have entered into hedges.  Depending on the ultimate level of supply costs, we anticipate that the proposed discount, along with our hedged positions, could negatively affect our retail energy segment’s gross margin in 2006 by approximately $100 million based on current market prices.  Most of this impact is expected to occur during the first quarter of the year.  In addition, the expected revenue increase from our “price-to-beat” filing will be less than our expected increase in costs to supply this load by approximately $100 million.

PJM Hedging.  As a result of transmission constraints impacting our generating plants, hotter than average weather and higher natural gas prices, we experienced an increase in the differential between the prices received by five of our generating plants in the PJM Interconnection, LLC (PJM) region and the settlement price of financial hedges, which are based on prices at the Western Hub in the PJM region.  In light of the reduced effectiveness of these hedges, we de-designated a portion of our cash flow hedge portfolio for October 2005 through December 2007.  The de-designation of these cash flow hedges had the following impact on our financial statements:

•      Effective September 1, 2005, we began to record changes in the fair value of the de-designated cash flow hedges on a mark-to-market basis; and

•      During the third quarter, we recognized unrealized losses of $71 million associated with the change in the fair value of these hedges from September 1, 2005 to September 30, 2005.

As a result of the exposure to the unfavorable price differential between the Western Hub and our generating assets in the PJM region for the five plants as well as other similar forward commitments, we made a decision to unwind these hedges for the remainder of 2005 through 2007 by entering into offsetting derivative positions.  The original derivative positions were entered into at lower prices than the offsetting positions resulting in an estimated locked in loss over the next several years of approximately $400 million.  We will recognize these net hedging related losses in future periods as these contracts settle.  Based on the current relationship between spot prices received by our generating assets and Western Hub prices, we estimate that approximately $200 million of these hedge losses will be offset over the next two years by higher prices received by our generating assets based on current market prices.  These plants remain open to future changes in market prices and their ultimate earnings are subject to volatility.

Net Debt-to-EBITDAR Ratio Objective.  While we remain committed to achieving significant reductions in our net debt-to-EBITDAR ratio, we may not achieve our previously announced target ratio by the end of 2006 due to the impact of the factors discussed above.

Other Events.

•                  In October 2005, we signed a definitive settlement agreement resolving a significant number of outstanding civil litigation relating to the western states energy crisis in 2000 and 2001.  See note 12 to our interim financial statements.

•                  In September 2005, we signed an agreement to sell our three remaining New York plants for $975 million.  We have recorded the operations of these plants as discontinued operations.  See note 17 to our interim financial statements.

•                  In September 2005, we sold emissions allowances for $97 million.  See note 16 to our interim financial statements.

For additional information regarding factors that could have an impact on our future results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Item 7 of our Form 10-K.

Consolidated Results of Operations

Summary by Segment

Retail Energy Segment.  Our retail energy segment’s contribution margin was $62 million during the three months ended September 30, 2005, compared to $208 million in the same period of 2004.  The $146 million decrease in contribution margin was primarily due to the net change in unrealized gains/losses on energy derivatives of $94 million.  In addition, gross margin, excluding unrealized gains/losses, decreased $55 million due primarily to lower hedge benefit and lower margins and volumes from “price-to-beat” customers.

Our retail energy segment’s contribution margin was $489 million during the nine months ended September 30, 2005, compared to $407 million in the same period of 2004.  The $82 million increase in contribution margin was primarily due to the net change in unrealized gains/losses on energy derivatives of $224 million.  This increase was partially offset by a decrease in gross margin, excluding unrealized gains/losses, of $166 million due primarily to lower hedge benefit from “price-to-beat” customers.  Lower volumes and reduced margins from “price-to-beat” customers and higher other supply costs also contributed to lower retail gross margin.  However, operation and maintenance expense decreased $30 million primarily due to decreased salaries, benefits and severance expense.

Wholesale Energy Segment.  Our wholesale energy segment’s contribution margin was $(24) million during the three months ended September 30, 2005, compared to $165 million in the same period of 2004.  The $189 million decrease in contribution margin was primarily due to $206 million change in unrealized gains/losses on energy derivatives.  This decrease was partially offset by a $24 million increase in gross margin, excluding unrealized gains/losses on energy derivatives.

Our wholesale energy segment’s contribution margin was $76 million during the nine months ended September 30, 2005, compared to $259 million in the same period of 2004.  The $183 million decrease in contribution margin was primarily due to $229 million change in unrealized gains/losses on energy derivatives.  This decrease was partially offset by a $48 million increase in gross margin, excluding unrealized gains/losses on energy derivatives.

Unrealized Gains/Losses on Energy Derivatives.  Unrealized gains and losses on energy derivatives result from our hedging activities, which include buying power supply for our retail business, selling the output of and buying fuel for our power plants, as well as winding down legacy trading positions and optimization of gas transport and storage positions.  Certain of these hedging transactions use mark-to-market accounting, which requires us to record gains/losses related to future periods based on current changes in forward commodity prices.  We refer to these gains and losses prior to settlement as “unrealized gains/losses on energy derivatives.”  In certain cases, the related underlying transactions being hedged receive accrual accounting treatment, resulting in a mismatch of accounting treatments.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Income (Loss).  We reported $270 million consolidated net loss, or $0.89 loss per share, for the three months ended September 30, 2005 compared to $345 million consolidated net income, or $1.04 diluted earnings per share, for the same period in 2004.  The change is (in millions):

Western states settlement	$(351)
Gain on sale of counterparty claim	(30)
Net unrealized gains/losses on energy derivatives	(300)
Retail energy gross margin, excluding unrealized gains/losses	(55)
Wholesale energy gross margin, excluding unrealized gains/losses	24
Operation and maintenance	4
Selling, general and administrative	(8)
Loss on sales of receivables	15
Gains on sales of assets, net	92 (1)
Depreciation and amortization	(8)
Income (loss) of equity investments, net	26
Interest expense	(3)
Interest income	(14)
Income taxes	266
Income/loss from continuing operations	(342)
Discontinued operations	(273)
Net change	$(615)

(1)     Of this amount, $93 million relates to the sale of emissions allowances.  See note 16 to our interim financial statements.

Retail Energy Gross Margins.  Our retail energy gross margins decreased to $163 million during the three months ended September 30, 2005 compared to $312 million for the same period in 2004.  The decrease is (in millions):

Net unrealized gains/losses on energy derivatives	$(94	)(1)
Higher purchased power costs and volume impacts partially offset by higher revenue rates	(70	)(2)
Market usage adjustments	15	(3)
Net decrease in margin	$(149)

(1)     Decrease primarily due to (a) $266 million loss due to the impact of natural gas and power prices on open positions held during 2005 as compared to 2004 and (b) $53 million loss due to an increase of unrealized gains recognized in prior periods that are being realized during 2005 as compared to 2004.  These decreases were partially offset by (a) $129 million gain due to unrealized gains on positions entered into during the third quarter of 2005 as compared to 2004 and (b) $96 million gain due to economic and cash flow hedge ineffectiveness during 2005 as compared to 2004.

(2)     Decrease primarily due to (a) lower hedge benefit from “price-to-beat” customers, (b) decrease of margins from “price-to-beat” customers and (c) reduced volumes sold at “price-to-beat” rates to small business and residential customers.  These decreases were partially offset by an increase in volumes sold at non “price-to-beat” rates.

(3)     Our retail energy segment revenues and energy supply costs include estimates of customer usage based on our estimates and on initial usage information provided by the ERCOT Independent System Operator and the electric distribution companies in PJM.  We revise these estimates and record any changes in the period as information becomes available (collectively referred to as “market usage adjustments”).

The following tables set forth our operational data relating to electricity sales and retail customers:

	Three Months Ended September 30,
	2005	2004
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Texas:
Residential:
Price-to-beat	6,370	6,688
Non price-to-beat	2,362	1,459
Total residential	8,732	8,147
Small business:
Price-to-beat	1,527	2,071
Non price-to-beat	847	631
Total small business	2,374	2,702
Large commercial, industrial and governmental/institutional(1)	7,109	8,747
Total Texas	18,215	19,596
Outside of Texas:
Commercial, industrial and governmental/institutional	1,925	1,261
Total Outside of Texas	1,925	1,261
Total	20,140	20,857

(1)     These volumes include customers of the General Land Office for whom we provide services.

	September 30, 2005	December 31, 2004
	(in thousands, metered locations)
Retail Customers:
Texas:
Residential:
Price-to-beat	1,206	1,313
Non price-to-beat	427	334
Total residential	1,633	1,647
Small business:
Price-to-beat	141	163
Non price-to-beat	50	30
Total small business	191	193
Large commercial, industrial and governmental/institutional(1)	33	40
Total Texas	1,857	1,880
Outside of Texas:
Commercial, industrial and governmental/institutional	2	1
Total Outside of Texas	2	1
Total	1,859	1,881

(1)     These volumes include customers of the General Land Office for whom we provide services.

	Three Months Ended September 30,
	2005	2004
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Texas:
Residential:
Price-to-beat	1,228	1,349
Non price-to-beat	408	284
Total residential	1,636	1,633
Small business:
Price-to-beat	142	180
Non price-to-beat	46	18
Total small business	188	198
Large commercial, industrial and governmental/institutional(1)	34	40
Total Texas	1,858	1,871
Outside of Texas:
Commercial, industrial and governmental/institutional	2	1
Total Outside of Texas	2	1
Total	1,860	1,872

(1)     These volumes include customers of the General Land Office for whom we provide services.

Retail Energy Revenues.

	Three Months Ended September 30,
	2005	2004	Change
	(in millions)
Retail energy revenues from end-use retail customers:
Texas:
Residential and small business	$1,400	$1,232	$168	(1)
Large commercial, industrial and governmental/institutional	574	536	38	(2)
Outside of Texas:
Commercial, industrial and governmental/institutional	136	71	65	(3)
Total	2,110	1,839	271
Retail energy revenues from resales of purchased power and other hedging activities	181	113	68	(4)
Market usage adjustments	(3)	17	(20	)(5)
Total retail energy revenues	$2,288	$1,969	$319

(1)     Increase primarily due to (a) increase in sales prices to customers due to increases in the price of natural gas and (b) increased non “price-to-beat” volumes due to increased customers. These increases were partially offset by lower volumes from “price-to-beat” customers due to fewer customers.

(2)     Increase primarily due to fixed-price contracts renewed at higher rates due to higher prices of natural gas and variable-rate contracts, which are tied to the market price of natural gas, partially offset by decreased volumes.

(3)     Increase primarily due to increased volumes due to market entry in Maryland and other PJM markets in 2004 and fixed-price contracts renewed at higher rates due to higher prices of natural gas and variable-rate contracts, which are tied to the market price of natural gas.

(4)     Increase primarily due to our supply management activities in various markets within Texas.

(5)     See footnote (3) under “Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 — Retail Energy Gross Margins.”

Retail Energy Purchased Power.

	Three Months Ended September 30,
	2005	2004	Change
	(in millions)
Costs of purchased power attributable to end-use retail customers	$1,768	$1,427	$341	(1)
Costs of purchased power subsequently resold and other hedging activities	181	113	68	(2)
Market usage adjustments	(5)	30	(35	)(3)
Unrealized losses	181	87	94	(4)
Total retail energy	$2,125	$1,657	$468

(1)     Increase primarily due to (a) an increase in price of purchased power due to higher market prices of electricity primarily driven by higher natural gas prices and (b) less favorable hedging activity in 2005 compared to 2004.

(2)     See footnote (4) under “Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 — Retail Energy Revenues.”

(3)     See footnote (3) under “Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 — Retail Energy Gross Margins.”

(4)     See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

Wholesale Energy Gross Margins.  Our wholesale energy gross margins decreased to $102 million during the three months ended September 30, 2005 compared to $284 million for the same period in 2004.  The decrease is (in millions):

Net unrealized gains/losses on energy derivatives	$(206	)(1)
California energy sales receivables, refund and reserve changes	4
Adjustment to October 2003 FERC settlement recorded in September 2004	12	(2)
West region	(25	)(3)
PJM region(4)	(16	)(5)
Texas region	7	(6)
Southeast region	18	(7)
MISO region(8)	29	(9)
Other, net	(5)
Net decrease in margin	$(182)

(1)     Decrease primarily due to (a) $138 million higher unrealized losses in 2005 as compared to 2004 on positions entered to hedge the economics of our business operations which receive mark-to-market accounting treatment, (b) $63 million loss from de-designated hedge positions, including $71 million discussed above in “Recent Developments — PJM Hedging” and (c) $20 million reversal of previously recognized unrealized gains resulting from the settlement of the positions during 2005. These decreases are partially offset by a $15 million gain due to changes in cash flow hedge ineffectiveness in 2005 as compared to 2004.

(2)     See note 14(a) to our consolidated financial statements in our Form 10-K.

(3)     Decrease primarily due to lower generation, margins and ancillary revenues driven by milder weather. These decreases were partially offset by higher margins from power purchase agreements.

(4)     Our PJM region, formerly known as our Mid-Atlantic region, consists of our power generation facilities located in parts of Pennsylvania, New Jersey, Maryland and Illinois. In addition, beginning in the first quarter of 2005, we moved certain facilities previously reported in the Mid-Continent region to the PJM region and have reclassified the related amounts for the previous periods.

(5)     Decrease primarily due to (a) lower realized margins due to unfavorable differences between prices received by our coal plants and settlement prices on our hedged power sales and (b) a change in the amortization of contractual rights and obligations (see note 5 to our consolidated financial statements in our Form 10 - K). These decreases were partially offset by (a) the Seward plant achieving commercial operation in October 2004 and (b) increased generation due to higher prices.

(6)     Increase primarily due to higher market heat rates and higher temperatures.

(7)     Increase primarily due to higher generation at our dual fuel plants due to higher temperatures and disruption in the availability of natural gas plants due to the hurricanes during the third quarter of 2005.

(8)     Our Midwest Independent Transmission System Operator (MISO) region, formerly known as our Mid-Continent region, consists of our power generation facilities located in parts of Illinois, Ohio and Pennsylvania. In addition, beginning in the first quarter of 2005, we moved certain facilities previously reported in the Mid-Continent region to the PJM region and have reclassified the related amounts for the previous periods.

(9)     Increase primarily due to (a) higher realized margins as 2004 obligations under a “provider of last resort” contract (which primarily ended during the fourth quarter of 2004) were priced lower than 2005 market prices and (b) increased generation.

Our operational data relating to our wholesale energy sales are:

	Three Months Ended September 30,
	2005	2004	Change
	(gigawatt hours)
Wholesale Power Sales(1):
Net power generation volumes	10,689	9,383	1,306
Power purchase volumes	856	641	215
Power sales volumes(2)	11,545	10,024	1,521

(1)     These amounts include physically delivered volumes, hedge activity related to our power generation portfolio and volumes associated with our legacy trading activities.  These amounts exclude (a) volumes associated with our discontinued operations (see note 17 to our interim financial statements), (b) generation from facilities where the generation is sold by a third party pursuant to a tolling agreement, (c) generation from facilities that are accounted for as an equity method investment and (d) physical transactions that are settled prior to delivery.

(2)     For the three months ended September 30, 2005 and 2004, these amounts include sales to our retail energy segment of 3,514 gigawatt hours and 2,762 gigawatt hours, respectively.

	Three Months Ended September 30,
	2005	2004	Change
	(MMbtu)

Net gas sales volumes	39	23	16

Wholesale Energy Revenues.

	Three Months Ended September 30,
	2005	2004	Change
	(in millions)

Wholesale energy third-party revenues	$900	$602	$298	(1)
Wholesale energy intersegment revenues	212	110	102	(2)
Unrealized losses	(226)	(6)	(220	)(3)
Total wholesale energy revenues	$886	$706	$180

(1)     Increase primarily due to (a) increase in natural gas prices, (b) increase in natural gas sales volumes and (c) increase in power sales volumes.

(2)     Increase primarily due to higher volumes due to more retail energy segment sales in PJM.

(3)     See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

Wholesale Energy Purchased Power, Fuel and Cost of Gas Sold.

	Three Months Ended September 30,
	2005	2004	Change
	(in millions)

Wholesale energy third-party costs	$837	$461	$376	(1)
Unrealized gains	(53)	(39)	(14	)(2)
Total wholesale energy	$784	$422	$362

(1)     Increase primarily due to (a) higher prices of natural gas, oil and coal and (b) increases in volumes of natural gas, oil and coal purchased.

(2)     See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

Operation and Maintenance.

	Three Months Ended September 30,
	2005	2004	Change
	(in millions)

Retail energy	$55	$64	$(9)
Wholesale energy	124	119	5
Consolidated	$179	$183	$(4)

The decrease in our retail energy segment is (in millions):

Salaries and benefits	$(6)
Other, net	(3)
Net decrease in expense	$(9)

The increase in our wholesale energy segment is (in millions):

Seward plant achieved commercial operation in October 2004	$9
Legal and insurance fees	4
Planned power generation maintenance projects and outages	(9)
Other, net	1
Net increase in expense	$5

Selling, General and Administrative.

Restructuring costs associated with lease on corporate headquarters	$(11)
Salaries and benefits	17
Marketing	4
Contract services and professional fees	(7)
Other, net	5
Net increase in expense	$8

Western States Settlement.  See note 12 to our interim financial statements.

Loss on Sales of Receivables.  The decrease of $15 million is due to our ceasing to record sales of receivables as sales for accounting purposes following the amendment of the facility in September 2004.  See note 6 to our interim financial statements and note 8 to our consolidated financial statements in our Form 10-K.

Gain on Sale of Counterparty Claim.  See note 12 to our interim financial statements.

(Gains) Losses on Sales of Assets, Net.  See note 16 to our interim financial statements.

Depreciation and Amortization.  Depreciation and amortization expense increased to $124 million during the three months ended September 30, 2005 compared to $116 million for the same period in 2004.  The increase is (in millions):

Increase in amortization of air emissions regulatory allowances	$9
Seward plant achieved commercial operation in October 2004	6
Write-off of software development costs	4
Information system assets fully depreciated	(6)
Other, net	(5)
Net increase in expense	$8

Income (Loss) of Equity Investments, Net.  See note 16 to our interim financial statements.

Interest Expense.

Capitalized interest	$11
Higher interest rates	10
Decrease in outstanding debt	(3)
Amortization of deferred financing costs	(5)
Financing fees expensed	(7)
Other, net	(3)
Net increase in expense	$3

Income Tax Expense (Benefit).  During the three months ended September 30, 2005 and 2004, our effective tax rate was 43% and 48%, respectively.  See note 9 to our interim financial statements.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Income (Loss).  We reported $196 million consolidated net loss, or $0.65 loss per share, for the nine months ended September 30, 2005 compared to $235 million consolidated net income, or $0.79 earnings per share, for the same period in 2004.  The change is (in millions):

Western states settlement	$(351)
Gain on sale of counterparty claim	(30)
Net unrealized gains/losses on energy derivatives	(5)
Retail energy gross margin, excluding unrealized gains/losses	(166)
Wholesale energy gross margin, excluding unrealized gains/losses	48
Operation and maintenance	31
Selling, general and administrative	7
Loss on sales of receivables	34
Gains on sales of assets, net	101 (1)
Depreciation and amortization	13
Losses from investments, net	(23)
Income (loss) of equity investments, net	32
Interest expense	(25)
Interest income	(14)
Other, net	3
Income taxes	150
Loss from continuing operations	(195)
Discontinued operations	(229)
Net change before cumulative effect of accounting change	(424)
Cumulative effect of accounting change in 2004, net of tax	(7)
Net change	$(431)

(1)     Of this amount, $93 million relates to the sale of emissions allowances.  See note 16 to our interim financial statements.

Retail Energy Gross Margins.  Our retail energy gross margins increased to $739 million during the nine months ended September 30, 2005 compared to $681 million for the same period in 2004.  The increase is (in millions):

Net unrealized gains/losses on energy derivatives	$224	(1)
Higher purchased power costs and volume impacts partially offset by higher revenue rates	(166	)(2)
Net increase in margin	$58

(1)     Increase primarily due to (a) $183 million gain due to unrealized losses recognized in prior periods being realized during the nine months ended September 30, 2005 as compared to 2004, (b) $159 million gain due to unrealized gains on positions entered into during the nine months ended September 30, 2005 and (c) $59 million gain due to cash flow hedge ineffectiveness during 2005 as compared to 2004.  These increases were partially offset by $177 million loss due to the impact of natural gas and power prices on open positions held during the nine months ended September 30, 2005 as compared to 2004.

(2)     Decrease primarily due to (a) lower hedge benefit from “price-to-beat” customers, (b) reduced volumes sold at “price-to-beat” rates to small business and residential customers, (c) decrease of margins from “price-to-beat” customers and (d) increases in other supply costs.  These decreases were partially offset by an increase in volumes sold at non “price-to-beat” rates.

The following tables set forth our operational data relating to electricity sales and retail customers:

	Nine Months Ended September 30,
	2005	2004
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Texas:
Residential:
Price-to-beat	14,375	15,357
Non price-to-beat	4,946	3,332
Total residential	19,321	18,689
Small business:
Price-to-beat	3,975	5,671
Non price-to-beat	2,160	1,436
Total small business	6,135	7,107
Large commercial, industrial and governmental/institutional(1)	22,116	23,389
Total Texas	47,572	49,185
Outside of Texas:
Commercial, industrial and governmental/institutional	4,521	2,448
Total Outside of Texas	4,521	2,448
Total	52,093	51,633

(1)     These volumes include customers of the General Land Office for whom we provide services.

For a detail of our retail customer count as of September 30, 2005 and December 31, 2004, see above under  “— Three Months ended September 30, 2005 Compared to Three Months Ended September 30, 2004.”

	Nine Months Ended September 30,
	2005	2004
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Texas:
Residential:
Price-to-beat	1,269	1,372
Non price-to-beat	374	256
Total residential	1,643	1,628
Small business:
Price-to-beat	151	186
Non price-to-beat	38	16
Total small business	189	202
Large commercial, industrial and governmental/institutional(1)	37	39
Total Texas	1,869	1,869
Outside of Texas:
Commercial, industrial and governmental/institutional	2	1
Total Outside of Texas	2	1
Total	1,871	1,870

(1)     These volumes include customers of the General Land Office for whom we provide services.

Retail Energy Revenues.

	Nine Months Ended September 30,
	2005	2004	Change
	(in millions)
Retail energy revenues from end-use retail customers:
Texas:
Residential and small business	$3,086	$2,783	$303	(1)
Large commercial, industrial and governmental/institutional	1,605	1,437	168	(2)
Outside of Texas:
Commercial, industrial and governmental/institutional	288	136	152	(3)
Total	4,979	4,356	623
Retail energy revenues from resales of purchased power and other hedging activities	353	243	110	(4)
Market usage adjustments	(23)	1	(24	)(5)
Total retail energy revenues	$5,309	$4,600	$709

(1)     Increase primarily due to (a) increase in sales prices to customers due to increases in the price of natural gas and (b) increased non “price-to-beat” volumes due to increased customers.  These increases were partially offset by lower volumes from “price-to-beat” customers due to fewer customers.

(2)     Increase primarily due to fixed-price contracts renewed at higher rates due to higher prices of natural gas and variable-rate contracts, which are tied to the market price of natural gas.  This increase was partially offset by decreased volumes.

(3)     Increase primarily due to increased volumes due to market entry in Maryland and other PJM markets in 2004 and fixed-price contracts renewed at higher rates due to higher prices of natural gas and variable-rate contracts, which are tied to the market price of natural gas.

(4)     Increase primarily due to our supply management activities in various markets within Texas.

(5)     See footnote (3) under “Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 — Retail Energy Gross Margins.”

Retail Energy Purchased Power.

	Nine Months Ended September 30,
	2005	2004	Change
	(in millions)
Costs of purchased power attributable to end-use retail customers	$4,306	$3,520	$786	(1)
Costs of purchased power subsequently resold and other hedging activities	353	243	110	(2)
Market usage adjustments	(8)	13	(21	)(3)
Unrealized (gains) losses	(81)	143	(224	)(4)
Total retail energy	$4,570	$3,919	$651

(1)     Increase primarily due to (a) an increase in price of purchased power due to higher market prices of electricity primarily driven by higher natural gas prices, (b) less favorable hedging activity in 2005 compared to 2004 and (c) increase in volumes from customers.

(2)     See footnote (4) under “Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 — Retail Energy Revenues.”

(3)     See footnote (3) under “Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 — Retail Energy Gross Margins.”

(4)     See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

Wholesale Energy Gross Margins.  Our wholesale energy gross margins decreased to $490 million during the nine months ended September 30, 2005 compared to $671 million for the same period in 2004.  The decrease is (in millions):

California energy sales receivables, refund and reserve changes	$(20)
Net unrealized gains/losses on energy derivatives	(229	)(1)
Adjustment to October 2003 FERC settlement recorded in September 2004	12	(2)
PJM region	(30	)(3)
West region	3	(4)
Southeast region	12	(5)
MISO region	76	(6)
Other, net	(5)
Net decrease in margin	$(181)

(1)     Decrease primarily due to (a) $128 million higher unrealized losses in 2005 as compared to 2004 on positions entered to hedge the economics of our business operations which receive mark-to-market accounting treatment, (b) $88 million loss from de-designated hedge positions, including $71 million discussed above in “Recent Developments — PJM Hedging” and (c) $26 million reversal of previously recognized unrealized gains resulting from the settlement of the positions during 2005.  These decreases are partially offset by a $10 million gain due to changes in cash flow hedge ineffectiveness in 2005 as compared to 2004.

(2)     See note 14(a) to our consolidated financial statements in our Form 10-K.

(3)     Decrease primarily due to (a) lower realized margins due to unfavorable differences between prices received by our coal plants and settlement prices on our hedged power sales, (b) a change in the amortization of contractual rights and obligations (see note 5 to our consolidated financial statements in our Form 10-K), (c) lower generation volumes due to outages and (d) higher coal costs.  These decreases were partially offset by (a) the Seward plant achieving commercial operation in October 2004 and (b) increased generation due to higher prices.

(4)     Increase primarily due to (a) higher margins from power purchase agreements and (b) the restart of Etiwanda units 4 and 3 in June and September 2004, respectively.  These increases were partially offset by lower generation, margins and ancillary revenues driven by milder weather during the second and third quarters of 2005 as compared to 2004.

(5)     Increase primarily due to higher generation at our dual fuel plants due to higher temperatures and disruption in the availability of natural gas plants due to the hurricanes during the third quarter of 2005.

(6)     Increase primarily due to (a) higher realized margins as 2004 obligations under a “provider of last resort” contract (which primarily ended during the fourth quarter of 2004) were priced lower than 2005 market prices and (b) increased generation driven by (i) a decrease in outages at the Avon Lake plant and (ii) higher prices.

Our operational data relating to our wholesale energy sales are:

	Nine Months Ended September 30,
	2005	2004	Change
	(gigawatt hours)
Wholesale Power Sales(1):
Net power generation volumes	25,113	24,763	350
Power purchase volumes	1,102	1,562	(460)
Power sales volumes(2)	26,215	26,325	(110)

(1)     See footnote (1) under “Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 — Wholesale Power Sales.”

(2)     For the nine months ended September 30, 2005 and 2004, these amounts include sales to our retail energy segment of 8,629 gigawatt hours and 6,360 gigawatt hours, respectively.

	Nine Months Ended September 30,
	2005	2004	Change
	(MMbtu)

Net gas sales volumes	126	52	74

Wholesale Energy Revenues.

	Nine Months Ended September 30,
	2005	2004	Change
	(in millions)

Wholesale energy third-party revenues	$2,125	$1,559	$566	(1)
Wholesale energy intersegment revenues	443	244	199	(2)
Unrealized losses	(326)	(15)	(311	)(3)
Total wholesale energy revenues	$2,242	$1,788	$454

(1)     Increase primarily due to (a) $248 million due to certain gas transactions, which prior to April 1, 2004, were recorded net as a part of the trading activity and are now recorded gross in revenues and fuel and cost of gas sold, (b) increase in natural gas sales volumes and (c) increase in natural gas prices.  These increases were partially offset by a decrease in power sales volumes.

(2)     Increase primarily due to higher volumes due to more retail energy segment sales in PJM.

(3)     See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

Wholesale Energy Purchased Power, Fuel and Cost of Gas Sold.

	Nine Months Ended September 30,
	2005	2004	Change
	(in millions)

Wholesale energy third-party costs	$1,906	$1,189	$717	(1)
Unrealized gains	(154)	(72)	(82	)(2)
Total wholesale energy	$1,752	$1,117	$635

(1)     Increase primarily due to (a) $254 million due to certain gas transactions, which prior to April 1, 2004, were recorded net as a part of the trading activity and are now recorded gross in revenues and fuel and cost of gas sold (see footnote (1) under “Wholesale Energy Revenues”), (b) higher prices of natural gas, oil and coal and (c) increased volumes of natural gas and coal purchased.

(2)     See analysis of net unrealized gains/losses on energy derivatives in the gross margins discussion above.

Operation and Maintenance.

	Nine Months Ended September 30,
	2005	2004	Change
	(in millions)

Retail energy	$142	$172	$(30)
Wholesale energy	412	415	(3)
Other operations	2	—	2
Consolidated	$556	$587	$(31)

The decrease in our retail energy segment is (in millions):

Severance	$(5)
Salaries and benefits	(18)
Other, net	(7)
Net decrease in expense	$(30)

The decrease in our wholesale energy segment is (in millions):

Severance	$(6)
Taxes other than income	(16	)(1)
Termination of certain services to Texas Genco in May 2004	(7)
Bighorn plant and Seward plant achieved commercial operation in February 2004 and October 2004, respectively	25
Other, net	1
Net decrease in expense	$(3)

(1)     Decrease primarily due to the resolution of potential tax liabilities.

Selling, General and Administrative.

Restructuring costs associated with lease on corporate headquarters	$(11)
Severance	(13)
Settlement of shareholder class action lawsuits	8
Rents and utilities	(7)
Contract services and professional fees	(5)
Salaries and benefits	7
Marketing	9
Other, net	5
Net decrease in expense	$(7)

Western States Settlement.  See note 12 to our interim financial statements.

Loss on Sales of Receivables.  The decrease of $34 million is due to our ceasing to record sales of receivables as sales for accounting purposes following the amendment of the facility in September 2004.  See note 6 to our interim financial statements and note 8 to our consolidated financial statements in our Form 10-K.

Gain on Sale of Counterparty Claim.  See note 12 to our interim financial statements.

Gains on Sales of Assets, Net.  See note 16 to our interim financial statements.

Depreciation and Amortization.  Depreciation and amortization expense decreased to $336 million during the nine months ended September 30, 2005 compared to $349 million for the same period in 2004.  The decrease is (in millions):

Equipment impairment charge in 2004 related to turbines and generators	$(16)
Accelerated depreciation on Wayne facility in 2004 due to early retirement	(12)
Information system assets fully depreciated	(13)
Write-off of software development costs	(3)
Bighorn plant and Seward plant achieved commercial operation in February 2004 and October 2004, respectively	20
Net accelerated depreciation on certain facilities due to early retirements	20
Other, net	(9)
Net decrease in expense	$(13)

Income (Loss) of Equity Investments, Net.  See note 16 to our interim financial statements.

Other, Net.  During the nine months ended September 30, 2005, other, net primarily represents a $23 million impairment of an investment.  See note 15 to our interim financial statements.

Interest Expense.

Lower capitalized interest	$39
Higher interest rates	29
Decrease in outstanding debt	(7)
Amortization of deferred financing costs	(13)
Financing fees expensed	(18)
Other, net	(5)
Net increase in expense	$25

Income Tax Expense (Benefit).  During the nine months ended September 30, 2005 and 2004, our effective tax rate was 38% and not meaningful, respectively.  See note 9 to our interim financial statements.

Financial Condition

During the nine months ended September 30, 2005, excluding the changes in margin deposits of $882 million, we generated $305 million in operating cash flow.  In addition, we received $193 million of net proceeds from asset sales and future emission allowances and $52 million in contingent purchase price payments from the sale of our former European energy operations.

As of October 28, 2005, we had total available liquidity of $971 million, comprised of $711 million in unused borrowing capacity under our senior secured revolver and $260 million of cash and cash equivalents.

Most counterparties require us to post collateral.  The collateral amounts fluctuate depending on commodity prices, levels of hedging activity, seasonality and other factors, including changes in our perceived credit standing.  As of October 28, 2005, we had posted $2.4 billion in collateral; additional postings of $78 million could have been required by counterparties.  The $1.3 billion increase in collateral postings from December 31, 2004 to October 28, 2005 is primarily attributable to natural gas prices, which have increased by 71% (based on the 24-month forward NYMEX price of natural gas) for that same period.

We have taken steps to maintain liquidity reserves that we believe prudent in the face of increasing natural gas prices.  In September 2005, we increased the borrowing capacity under our retail receivables facility by $100 million.  In October 2005, we entered into a new $299 million term loan facility.  Over time, we expect our collateral requirements to decline because of our strategy of entering into fewer long-term hedges.  However, we do not anticipate that this strategy will have a significant impact on our near-term liquidity requirements.  Additional increases in natural gas prices could have a significant impact on our liquidity.

In the fourth quarter of 2005 or first quarter of 2006, we will make a $150 million payment under the terms of our settlement agreement resolving civil claims related to the Western states energy crisis of 2000 and 2001.  See note 12 to our interim financial statements.

After the sale of Ceredo and our New York plants (expected to close in the fourth quarter of 2005 and first quarter of 2006, respectively) and after giving effect to the repayment of debt triggered by the sale, we expect to have up to $400 million in proceeds that we can use for general corporate purposes.  See note 17 to our interim financial statements.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and “— Liquidity and Capital Resources” in Item 7 of our Form 10-K.

Credit Risk

By extending credit to our counterparties, we are exposed to credit risk.  See “Quantitative and Qualitative Disclosures About Non-Trading and Trading Activities and Related Market Risks” in Item 7A of our Form 10-K.

Our derivative assets and accounts receivable from our wholesale energy and ERCOT power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties as of September 30, 2005 are:

Credit Rating Equivalent	Exposure Before Collateral(1)	Credit Collateral Held	Exposure Net of Collateral	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	(dollars in millions)

Investment grade	$267	$69	$198	—	$—
Non-investment grade	759	—	759	1	716
No external ratings:
Internally rated – Investment grade	173	—	173	—	—
Internally rated – Non-investment grade	270	5	265	1	233
Total	$1,469	$74	$1,395	2	$949

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

As of September 30, 2005, two non-investment grade counterparties represented 68% ($949 million) of our credit exposure, net of collateral.  As of December 31, 2004, three non-investment grade counterparties represented

48% ($329 million) of our credit exposure, net of collateral.  Since December 31, 2004, our credit exposure to non-investment grade counterparties increased primarily due to increased commodity prices.  There were no other counterparties representing greater than 10% of our net credit exposure.  Some amounts for the December 31, 2004 data have been reclassified to conform to our September 30, 2005 presentation of our credit risk exposure.

Historical Cash Flows

Cash Flows — Operating Activities

	Nine Months Ended September 30,
	2005	2004	Change
	(in millions)

Operating income (loss)	$(135)	$176	$(311)
Depreciation and amortization	336	349	(13)
Gains on sales of assets, net	(116)	(15)	(101)
Net unrealized losses on energy derivatives	91	86	5
Western states settlement	351	—	351
(Income) loss of equity investments, net	(23)	9	(32)
California refund obligation and discount and credit reserve changes	(2)	(22)	20
Receivables facility proceeds, net	—	232	(232)
Margin deposits on energy trading and hedging activities, net	(882)	(360)	(522)
Change in accounts and notes receivable and accounts payable, net	(30)	(193)	163
Net operating purchases of emission allowances	(57)	(68)	11
Net option premiums sold	72	49	23
Interest payments	(255)	(251)	(4)
(Income tax payments) net of income tax refunds	(18)	51	(69)
Other, net	92	34	58
Net cash provided by (used in) continuing operations from operating activities	(576)	77	(653)
Net cash provided by discontinued operations from operating activities	105	80	25
Net cash provided by (used in) operating activities	$(471)	$157	$(628)

Cash Flows – Investing Activities

	Nine Months Ended September 30,
	2005	2004	Change
	(in millions)

Capital expenditures	$(59)	$(139)	$80	(1)
Proceeds from sales of assets, net	149	9	140
Proceeds from sales of future emission allowances	44	—	44
Restricted cash	30	(64)	94
Other, net	3	3	—
Net cash provided by (used in) continuing operations from investing activities	167	(191)	358
Net cash provided by discontinued operations from investing activities	39	904	(865)
Net cash provided by investing activities	$206	$713	$(507)

(1)     Decrease due to completion of our power generation development projects.  Bighorn was completed in February 2004 and Seward was completed in October 2004.

Cash Flows — Financing Activities

	Nine Months Ended September 30,
	2005	2004	Change
	(in millions)
Payments of Orion MidWest term loan and credit facility	$—	$(55)	$55
Payments of senior secured term loans	(7)	(45)	38
Payments under letters of credit to support REMA’s lease obligations	(28)	(14)	(14)
Net receipts (payments) on receivables facility	223	(20)	243
Proceeds from issuance of stock	26	17	9
Other, net	(3)	1	(4)
Net cash provided by (used in) continuing operations from financing activities	211	(116)	327
Net cash used in discontinued operations from financing activities	—	(806)	806
Net cash provided by (used in) financing activities	$211	$(922)	$1,133

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

See notes 2 and 4 to our interim financial statements.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT NON-TRADING AND TRADING ACTIVITIES AND RELATED MARKET RISKS

Market Risks and Risk Management

Our primary market risk relates to fluctuations in commodity prices and interest rates.  See “Quantitative and Qualitative Disclosures About Non-Trading and Trading Activities and Related Market Risks” in Item 7A of our Form 10-K.

Non-Trading Market Risks

Commodity Price Risk

An increase of 10% in the market prices of energy commodities from their September 30, 2005 levels would have decreased the fair value of our non-trading energy derivatives by $86 million.  This amount consists of a $97 million loss in fair value of our non-trading derivatives that are designated as cash flow hedges and an $11 million gain in earnings of our derivatives that are not designated as cash flow hedges.  An increase of 10% in the market prices of energy commodities from their December 31, 2004 levels would have decreased the fair value of our non-trading energy derivatives by $88 million ($119 million loss in fair value of our non-trading derivatives that are designated as cash flow hedges and $31 million gain in earnings of our derivatives that are not designated as cash flow hedges).

As of September 30, 2005, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending September 30, 2006	Remainder of 2006	2007	2008	2009	2010 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$(176)	$(59)	$(150)	$(131)	$(1)	$(2)	$(519)
Prices provided by other external sources	63	(15)	111	(1)	—	—	158
Prices based on models and other valuation methods	(76)	(21)	(7)	109	—	7	12
Total mark-to-market non- trading derivatives	(189)	(95)	(46)	(23)	(1)	5	(349)
Cash flow hedges	(119)	(29)	(116)	(54)	(24)	(59)	(401)
Total	$(308)	$(124)	$(162)	$(77)	$(25)	$(54)	$(750)

Interest Rate Risk

We assess interest rate risks using a sensitivity analysis that measures the potential change in interest expense based on a hypothetical one percentage point movement in the underlying variable interest rate indices.  During the first quarter of 2005, we changed our methodology for performing our interest rate sensitivity analysis from a hypothetical 10% relative change to a one percentage point absolute change in interest rates as management believes this provides a clearer measure of our exposure to interest rates.  We have estimated (including the effects of our interest rate swaps) that if interest rates increased (decreased) one percentage point from their September 30, 2005 and December 31, 2004 levels, our annual interest expense would have increased (decreased) by $14 million and $12 million, respectively, and our annual interest expense, net of interest income, would have increased (decreased) by $0 and $6 million, respectively.

The above analysis does not include the mitigating effect of our interest rate caps.  We have estimated that if three-month LIBOR had exceeded 4.4%, an additional one percentage point increase in interest rates would not have changed our annual interest expense as of September 30, 2005 and December 31, 2004, and would have decreased our annual interest expense, net of interest income, by $14 million and $6 million, respectively.

We estimated these amounts by considering the impact of hypothetical changes of interest rates on our variable rate debt, adjusted for the following:  cash and cash equivalents and net margin deposits on energy trading and hedging activities outstanding at the respective balance sheet dates.

We have estimated that if interest rates decreased by one percentage point from their September 30, 2005 and December 31, 2004 levels, the fair market values of our fixed rate debt would have increased by $220 million and $233 million, respectively.

Trading Market Risks

As of September 30, 2005, the fair values of the contracts related to our legacy trading positions and recorded as net derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending September 30, 2006	Remainder of 2006	2007	2008	2009	2010 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$50	$6	$12	$—	$—	$—	$68
Prices provided by other external sources	(43)	4	(5)	8	—	—	(36)
Prices based on models and other valuation methods	(32)	(9)	(12)	2	3	—	(48)
Total	$(25)	$1	$(5)	$10	$3	$—	$(16)

Our consolidated realized and unrealized margins relating to these positions are (income (loss)):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)

Realized	$(4)	$—	$(16)	$(19)
Unrealized	(35)	1	(39)	17
Total	$(39)	$1	$(55)	$(2)

An analysis of these net derivative assets and liabilities is:

	Nine Months Ended September 30,
	2005	2004
	(in millions)

Fair value of contracts outstanding, beginning of period	$26	$(1)
Contracts realized or settled	9 (1)	19
Contracts transferred to non-trading	(4)	—
Fair value of new contracts upon execution	—	—
Changes in valuation techniques	—	—
Changes in fair values attributable to market price and other market changes	(47)	4
Fair value of contracts outstanding, end of period	$(16)	$22

(1)     Amount includes realized loss of $16 million offset by deferred settlements of $7 million.

The daily value-at-risk for most of our legacy trading positions is:

	2005	2004
	(in millions)

As of September 30	$3	$3
Three months ended September 30:
Average	3	2
High	7	3
Low	1	1
Nine months ended September 30:
Average	2	3
High	7	11
Low	—	1

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of September 30, 2005, the end of the period covered by this Form 10-Q.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

See note 11 to our interim financial statements in this Form 10-Q.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2005, we issued 93,570 shares of unregistered common stock for $476,271 pursuant to exercises of warrants issued in March 2003.  These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.        EXHIBITS

Exhibits.

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT ENERGY, INC.
(Registrant)

November 2, 2005	By:	/s/ Thomas C. Livengood
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

10.1	Purchase and Sale Agreement dated as of September 30, 2005, by and between Orion Power Holdings, Inc., as Seller, Reliant Energy, Inc., as Guarantor, and Astoria Generating Company, L.L.C., as Buyer	Reliant Energy, Inc.’s Current Report on Form 8-K dated September 30, 2005	1-16455	10.1

10.2	Credit and Guaranty Agreement dated as of October 7, 2005, between Reliant Energy, Inc. and Deutsche Bank AG, New York Branch	Reliant Energy, Inc.’s Current Report on Form 8-K dated October 7, 2005	1-16455	10.1

16.1	Settlement and Release of Claims Agreement by and among each of the Reliant Parties, OMOI, each of the California Parties, each of the Additional Claimants, each of the Class Action Parties, and each of the Local Governmental Parties (as defined therein)	Reliant Energy, Inc.’s Current Report on Form 8-K dated October 14, 2005	1-16455	16.1

+31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

+99.1	Reliant Energy, Inc.’s note 14 to its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2004

+99.2	Reliant Energy, Inc.’s note 10 to its interim financial statements in its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2005

+99.3	Reliant Energy, Inc.’s note 11 to its interim financial statements in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005