Form 10-Q
period 2006-03-31
RELIANT ENERGY INC
filed 2006-05-10
CIK 1126294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number:  1-16455

Reliant Energy, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0655566
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐  No ☒

As of April 30, 2006, the latest practicable date for determination, Reliant Energy, Inc. had 306,644,372 shares of common stock outstanding and no shares of treasury stock.

TABLE OF CONTENTS

Forward-Looking Information

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2006 and 2005
Consolidated Balance Sheets
March 31, 2006 (unaudited) and December 31, 2005
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2006 and 2005
Notes to Unaudited Consolidated Interim Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
Consolidated Results of Operations
Liquidity and Capital Resources
Off-Balance Sheet Arrangements
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

i

FORWARD-LOOKING INFORMATION

Projections, estimates or assumptions about revenues, costs, income, cash flow and other future events are called “forward-looking statements.”  In some cases, you can identify forward-looking statements by words like “anticipate,” “estimate,” “believe,” “intend,” “may,” “expect” or similar words. Forward-looking statements are not guarantees of future performance. Actual results may differ from forward-looking statements. Each forward-looking statement speaks only as of its date and we are under no obligation to update these statements. For information about factors that could cause our actual results to differ from forward-looking statements, see “Risk Factors” in Item 1A of Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (Form 10-K).

ii

PART I.
FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Revenues (including $149,506 and $(145,412) unrealized gains (losses))	$2,452,685	$1,717,317
Expenses:
Purchased power, fuel and cost of gas sold (including $(126,038) and $269,566 unrealized gains (losses))	2,250,049	1,342,084
Operation and maintenance	185,555	170,548
Selling, general and administrative	70,740	59,259
(Gains) losses on sales of assets and emission allowances, net	(151,476)	754
Depreciation and amortization	80,505	108,451
Total operating expense	2,435,373	1,681,096
Operating Income	17,312	36,221
Other Income (Expense):
Income (loss) of equity investments, net	326	(168)
Other, net	85	(58)
Interest expense	(108,162)	(95,345)
Interest income	9,018	5,211
Total other expense	(98,733)	(90,360)
Loss from Continuing Operations Before Income Taxes	(81,421)	(54,139)
Income tax expense (benefit)	57,646	(12,683)
Loss from Continuing Operations	(139,067)	(41,456)
Income from discontinued operations	4,980	16,534
Loss Before Cumulative Effect of Accounting Change	(134,087)	(24,922)
Cumulative effect of accounting change, net of tax	968	—
Net Loss	$(133,119)	$(24,922)

Basic and Diluted Earnings (Loss) per Share:
Loss from continuing operations	$(0.46)	$(0.14)
Income from discontinued operations	0.02	0.06
Loss before cumulative effect of accounting change	(0.44)	(0.08)
Cumulative effect of accounting change, net of tax	—	—
Net loss	$(0.44)	$(0.08)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Share and Per Share Amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$43,927	$88,397
Restricted cash	60,645	26,906
Accounts and notes receivable, principally customer, net of allowance of $27,430 and $34,054	1,115,558	1,171,673
Inventory	270,988	299,099
Derivative assets	138,855	725,964
Margin deposits on energy trading and hedging activities	1,595,055	1,716,035
Accumulated deferred income taxes	262,879	361,547
Prepayments and other current assets	140,501	137,498
Current assets of discontinued operations	18,303	203,332
Total current assets	3,646,711	4,730,451
Property, plant and equipment, gross	7,134,043	7,112,684
Accumulated depreciation	(1,250,795)	(1,178,624)
Property, Plant and Equipment, net	5,883,248	5,934,060
Other Assets:
Goodwill	386,594	386,594
Other intangibles, net	470,341	510,582
Derivative assets	406,849	527,799
Prepaid lease	268,158	259,412
Other	365,510	339,112
Long-term assets of discontinued operations	—	880,796
Total other assets	1,897,452	2,904,295
Total Assets	$11,427,411	$13,568,806

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$490,761	$789,325
Accounts payable, principally trade	658,411	886,965
Derivative liabilities	727,319	1,219,954
Margin deposits from customers on energy trading and hedging activities	15,000	15,588
Other	435,144	397,942
Current liabilities of discontinued operations	71,296	96,456
Total current liabilities	2,397,931	3,406,230
Other Liabilities:
Derivative liabilities	618,155	812,695
Other	379,038	389,083
Long-term liabilities of discontinued operations	—	779,678
Total other liabilities	997,193	1,981,456
Long-term Debt	4,319,508	4,317,427
Commitments and Contingencies
Temporary Equity Stock-based Compensation	2,151	—
Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 306,205,717 and 304,900,193 issued)	67	66
Additional paid-in capital	5,879,924	5,846,747
Retained deficit	(1,831,623)	(1,698,504)
Accumulated other comprehensive loss	(337,740)	(284,281)
Accumulated other comprehensive loss of discontinued operations	—	(335)
Total stockholders’ equity	3,710,628	3,863,693
Total Liabilities and Equity	$11,427,411	$13,568,806

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities:
Net loss	$(133,119)	$(24,922)
Income from discontinued operations	(4,980)	(16,534)
Net loss from continuing operations and cumulative effect of accounting change	(138,099)	(41,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	(968)	—
Depreciation and amortization	80,505	108,451
Deferred income taxes	55,238	(10,354)
Net unrealized gains on energy derivatives	(23,468)	(124,154)
Amortization of deferred financing costs	3,931	3,672
(Gains) losses on sales of assets and emission allowances, net	(151,476)	754
Other, net	10,927	33,404
Changes in other assets and liabilities:
Accounts and notes receivable, net	88,805	171,560
Inventory	26,291	(2,158)
Margin deposits on energy trading and hedging activities, net	120,392	(226,406)
Net derivative assets and liabilities	(50,002)	82,034
Western states and Cornerstone settlement payments	(155,102)	—
Accounts payable	(75,817)	(28,706)
Other current assets	(3,120)	28,878
Other assets	(20,653)	(29,533)
Taxes payable/receivable	134	889
Other current liabilities	(6,543)	(25,913)
Other liabilities	10,636	198
Net cash used in continuing operations from operating activities	(228,389)	(58,840)
Net cash provided by discontinued operations from operating activities	7,279	35,726
Net cash used in operating activities	(221,110)	(23,114)
Cash Flows from Investing Activities:
Capital expenditures	(21,897)	(10,131)
Proceeds from sales of assets, net	1,238	560
Proceeds from sales of emission allowances	187,910	23,284
Purchases of emission allowances	—	(39,512)
Restricted cash	(33,739)	29,548
Other, net	2,500	20
Net cash provided by continuing operations from investing activities	136,012	3,769
Net cash provided by (used in) discontinued operations from investing activities	967,743	(4,341)
Net cash provided by (used in) investing activities	1,103,755	(572)
Cash Flows from Financing Activities:
Payments of long-term debt	(321,372)	(30,643)
Increase in short-term borrowings and revolving credit facilities, net	27,241	58,152
Proceeds from issuances of stock	5,016	6,382
Net cash provided by (used in) continuing operations from financing activities	(289,115)	33,891
Net cash used in discontinued operations from financing activities	(638,000)	—
Net cash provided by (used in) financing activities	(927,115)	33,891
Net Change in Cash and Cash Equivalents	(44,470)	10,205
Cash and Cash Equivalents at Beginning of Period	88,397	105,054
Cash and Cash Equivalents at End of Period	$43,927	$115,259
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$95,447	$78,600
Income taxes paid (net of income tax refunds received) for continuing operations	$1,195	$(3,638)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1)         Background and Basis of Presentation

(a)   Background.

“Reliant Energy” refers to Reliant Energy, Inc. and “we,” “us” and “our” refer to Reliant Energy, Inc. and its consolidated subsidiaries. Our business consists primarily of two business segments, retail energy and wholesale energy. See note 12. Our consolidated interim financial statements and notes (interim financial statements) are unaudited, omit certain disclosures and should be read in conjunction with our audited consolidated financial statements and notes in our Form 10-K.

(b)   Basis of Presentation.

Estimates. Management makes estimates and assumptions to prepare financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) that affect:

•                  the reported amount of assets, liabilities and equity,

•                  the reported amounts of revenues and expenses and

•                  our disclosure of contingent assets and liabilities at the date of the financial statements.

Adjustments and Reclassifications. The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to present fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for electricity and energy services, changes in commodity prices, changes in our “price-to-beat” rate and other regulations, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors. We have reclassified certain immaterial amounts reported in this Form 10-Q from prior periods to conform to the 2006 presentation. These reclassifications had no impact on reported earnings/losses. See note 13 for discussion of a reclassification between operating and investing cash flows.

Changes in Estimates for Retail Energy Sales and Costs. The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage after consideration of initial usage information provided by the independent system operators and the distribution companies. We revise these estimates and record any changes in the period as information becomes available (collectively referred to as “market usage adjustments”). During the three months ended March 31, 2006 and 2005, we recognized in gross margin (revenues less purchased power, fuel and cost of gas sold) $7 million of income and $15 million of loss, respectively, related to market usage adjustments.

(2)         Stock-based Compensation

Overview of Plans. The Compensation Committee of the Board of Directors administers our stock-based incentive plans. The Reliant Energy, Inc. 2002 Long-Term Incentive Plan and the Reliant Energy, Inc. 2002 Stock Plan permit us to grant various stock-based incentive awards to officers, key employees and directors. Awards include stock options, restricted stock, performance awards, cash awards and stock awards.

Prior to the adoption of the plans, participants received awards under the Long-Term Incentive Plan of Reliant Energy, Inc. or the Reliant Energy, Inc. Transition Stock Plan. Awards under these previous plans are no longer permitted. As of March 31, 2006, 35 million shares are authorized for issuance under our stock-based incentive plans, with no more than 25% of these shares available for grant as awards of restricted stock and non-restricted grants of common stock or units denominated in common stock. We generally issue new shares when stock options are exercised and for the issuance of our other equity-based awards.

Summary. Prior to January 1, 2006, we applied the intrinsic value method of accounting for employee stock-based incentive plans (APB No. 25). Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (using the modified prospective method), which requires compensation costs related to share-based transactions to be recognized in the financial statements based on estimated fair values at the grant dates. Our financial statements as of and for the three months ended March 31,

2006 reflect the impact of SFAS No. 123R; however, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of the new standard. Our compensation expense (benefit) for our stock-based incentive plans was $7 million ($5 million after-tax) and $(1) million ($(1) million after-tax) during the three months ended March 31, 2006 and 2005, respectively. We did not capitalize any stock-based compensation costs as an asset during the three months ended March 31, 2006 and 2005.

We recorded a cumulative effect of an accounting change of $2 million ($1 million, net of tax of $1 million) during the three months ended March 31, 2006 related to the adoption of SFAS No. 123R for the estimated future forfeitures on the compensation expense previously recognized in our consolidated financial statements for the unvested awards outstanding as of January 1, 2006.

By the end of 2006, we will assess the income tax impacts and adopt one of the methods allowed under the transition provisions of SFAS No. 123R to account for excess tax benefits, if any, available to absorb tax deficiencies recognized subsequent to the adoption. During the three months ended March 31, 2006, the accounting change did not impact cash flows from operating and financing activities due to our tax net operating loss carryforwards.

Valuation Data. Below is the description of the methods used during the three months ended March 31, 2006 and 2005 to estimate the fair value of our various awards.

	Prior to January 1, 2006 (APB No. 25)	After January 1, 2006 (SFAS No. 123R)

Award:

Time-based stock options(1)	Intrinsic value on the grant date	Black-Scholes option-pricing model value on the grant date
Time-based restricted stock	Market price of our common stock on the grant date	No change
Time-based cash(1)(2)	Market price of our common stock on each reporting measurement date	No change
Key employee award program:
Performance-based stock(1)	Market price of our common stock on each reporting measurement date	Market price of our common stock on each reporting measurement date until accounting grant date
Performance-based options(1)	Intrinsic value of option on each reporting measurement date	Black-Scholes option-pricing model value on each reporting measurement date until accounting grant date
Performance-based cash(1)(2)	Market price of our common stock on each reporting measurement date	No change
Employee stock purchase plan	No compensation expense recorded	Black-Scholes option-pricing model value on the first day of the offering period

(1)                No awards were granted during the three months ended March 31, 2006 and 2005.

(2)                These are liability-classified awards under SFAS No. 123R.

Time-Based Stock Options. We grant time-based stock options to officers, key employees and directors at an exercise price equal to the fair market value of our common stock on the grant date. Generally, options vest 33.33% per year and have a term of 10 years. Beginning January 1, 2006, compensation expense is measured at fair value on the grant date, net of estimated forfeitures, and amortized to expense on a straight-line basis over the requisite service period for the entire award.

Summarized time-based option activity is:

	Three Months Ended March 31, 2006
	Options		Weighted Average Exercise Price

Beginning of period	11,646,667		$15.21
Granted	—
Exercised	(170,043	)(1)	6.45
Forfeited	(20,638)		3.51
Expired	(70,503)		16.88
End of period	11,385,483		15.35
Weighted average grant date fair value	N/A

(1)                Received proceeds of $1 million. Intrinsic value was $1 million on the exercise date. No tax benefits are expected to be realized in 2006 due to our tax net operating loss carryforwards.

During the three months ended March 31, 2005, we did not grant any time-based options. During the three months ended March 31, 2005, we received proceeds for the exercise of time-based options of $3 million for which the intrinsic value was $2 million. No tax benefits were realized during 2005 due to our tax net operating loss carryforwards.

For time-based options outstanding as of March 31, 2006:

	Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
					(in millions)

Outstanding	11,385,483	(1)(2)	15.35	4.0	$23
Exercisable	11,096,270		15.60	3.9	21

(1)                We estimate that none of these will be forfeited.

(2)                As of March 31, 2006, the total compensation cost related to nonvested time-based stock options not yet recognized and the weighted-average period over which it is expected to be recognized is $1 million and 0.5 years, respectively.

Time-Based Restricted Stock Awards. We grant time-based restricted stock awards to officers, key employees and directors. In general, these awards vest, subject to the participant’s continued employment, three years from the grant date. Beginning January 1, 2006, compensation expense is measured at fair value on the grant date, net of estimated forfeitures, and amortized to expense on a straight-line basis over the requisite service period.

Summarized restricted stock award activity is:

	Three Months Ended March 31, 2006
	Shares	Weighted Average Grant Date Fair Value

Beginning of period	1,855,583	$6.96
Granted	8,592	10.37
Vested	(750,369)	4.61
Forfeited	(45,661)	7.77
End of period	1,068,145 (1)	8.61

(1)                We estimate that 143,391 of these will be forfeited.

During the three months ended March 31, 2006 and 2005, $8 million and $6 million, respectively, in fair value of our time-based restricted stock vested based on the market price of our common stock on the vesting date. During the three months ended March 31, 2005, the weighted average grant date fair value of time-based restricted stock activity was $13.56. As of March 31, 2006, the total compensation cost related to nonvested time-based restricted stock awards not yet recognized and the weighted-average period over which it is expected to be recognized is $3 million and 1.2 years, respectively.

Time-Based Cash Awards. We grant time-based cash awards (cash units with each cash unit having an equivalent fair market value of one share of our common stock on the vesting date) to officers and key employees. In general, these awards vest, subject to the participant’s continued employment, three years from the grant date. Compensation expense is measured at fair value on each financial reporting measurement date, net of estimated forfeitures, and amortized to expense on a straight-line basis over the requisite service period. We have a liability recorded of $3 million for these time-based cash awards as of March 31, 2006.

During the three months ended March 31, 2006 and 2005, no time-based cash awards vested and we did not pay cash for any stock-based liabilities. As of March 31, 2006, the total compensation cost related to nonvested time-based cash awards not yet recognized and the weighted-average period over which it is expected to be recognized is $3 million and 1.5 years, respectively.

Performance-Based Awards. We grant performance-based awards to officers and key employees. The number of performance-based awards earned is determined at the end of each performance period. All of the outstanding performance-based awards as of March 31, 2006 are for the 2004-2006 performance period, which is the requisite service period. Beginning January 1, 2006, compensation expense is measured at fair value, net of estimated forfeitures, at each reporting measurement date preceding the grant date for accounting purposes. We have broadly interpreted the criteria for determining if the service inception date precedes the grant date for our performance-based awards under SFAS No. 123R. For our performance-based cash unit awards, we have a liability recorded of $10 million as of March 31, 2006.

The Compensation Committee granted the 2004-2006 performance-based awards through the Key Employee Award Program (the Key Employee Program) established under the Reliant Energy, Inc. 2002 Long-Term Incentive Plan. Under the Key Employee Program, each performance-based award represents a targeted award of (a) 16,000 shares of performance-based stock, (b) 68,000 performance-based stock options and (c) 16,000 cash units with each cash unit having an equivalent fair market value of one share of our common stock on the vesting date. The Key Employee Program provides for a payout ranging from 0% to 140% of the targeted award level, as determined by the Compensation Committee in its sole discretion after considering various qualitative and quantitative performance criteria. These criteria include (a) reducing the ratio of our adjusted net debt to adjusted EBITDA to at least 3.5, (b) delivering superior customer value and (c) building a great company to work for, taking into consideration market conditions for each factor. The Compensation Committee has the discretion to weight the various performance objectives as it deems appropriate.

Summarized performance-based stock award activity of the Key Employee Program assuming a maximum payout (140%) is:

	Three Months Ended March 31, 2006
	Shares		Reporting Measurement Date Fair Value

Beginning of period	1,825,600
Granted	—
Vested	—
Forfeited	(22,400)
End of period	1,803,200	(1)	$10.58

(1)                We estimate two awards will be forfeited prior to vesting (32,000 shares of performance-based stock at the target award level).

Summarized performance-based option activity of the Key Employee Program assuming a maximum payout (140%) is:

	Three Months Ended March 31, 2006
	Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Beginning of period	7,758,800		$8.35
Granted	—		—
Exercised	—		—
Forfeited	(95,200)		8.14
Expired	—		—
End of period	7,663,600	(1)(2)	8.35	7.9
Exercisable at end of period	—		—	—

(1)                We estimate two awards will be forfeited prior to vesting (136,000 shares of performance-based options at the target award level).

(2)                The aggregate intrinsic value is $18 million.

During the three months ended March 31, 2005, no performance-based options were granted or exercised.

Our option awards under the Key Employee Program are based on the following weighted average assumptions and resulting fair values:

Three Months Ended March 31, 2006

Expected term in years	3.5
Estimated volatility(1)	49.10%
Risk-free interest rate	4.82%
Dividend yield	0%
Weighted-average fair value	$5.17

(1)                We estimated volatility based on an equal weighting of historical and implied volatility of our common stock.

During the three months ended March 31, 2006 and 2005, no performance-based awards vested. As of March 31, 2006, the total compensation cost related to nonvested performance based awards not yet recognized and the weighted-average period over which it is expected to be recognized is $14 million and 0.8 years, respectively.

Employee Stock Purchase Plan. We have 18 million shares of authorized common stock reserved and approved for issuance under the Reliant Energy, Inc. Employee Stock Purchase Plan (ESPP). Under the ESPP, substantially all employees can purchase our common stock through payroll deductions of up to 15% of eligible compensation during semiannual offering periods commencing on January 1 and July 1 of each year. The share price paid by participants equals the lesser of 85% of the average market price on the first or last business day of each offering period.

Our employee stock purchase plan awards are based on the following weighted average assumptions and resulting fair values:

	Three Months Ended March 31,
	2006	2005(1)

Expected term in years	0.5	0.5
Estimated volatility(2)	52.88%	34.87%
Risk-free interest rate	4.40%	2.63%
Dividend yield	0%	0%
Weighted-average fair value	$3.16	$3.42

(1)                Because we applied APB No. 25 during 2005, this was only used for pro-forma data.

(2)                We estimated volatility based on the historical volatility of our common stock.

During the three months ended March 31, 2006 and 2005, we issued 359,966 shares and 371,606 shares, respectively, under the ESPP and received $3 million and $3 million, respectively, from the sale of shares from employees. Approximately 11.1 million reserved unissued shares were available under the ESPP as of March 31, 2006.

Pro-forma Data for 2005. If employee stock-based compensation costs had been expensed based on the fair value (determined using the Black-Scholes model and market price of our common stock) method of accounting applied to all stock-based awards, our pro forma results would be:

Three Months Ended March 31, 2005
(in millions, except per-share amounts)

Net loss, as reported	$(25)
Add: Stock-based employee compensation benefit included in reported net loss, net of related tax effects	(1)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)
Pro forma net loss	$(31)

Loss per share:
Basic and diluted, as reported	$(0.08)
Basic and diluted, pro forma	$(0.10)

Classification. Through December 31, 2005, our accruals for our stock-based incentive awards were recorded as liabilities. Beginning January 1, 2006, for equity awards, we reclassified our accrual of $23 million to equity, of which $5 million was classified as temporary equity stock-based compensation based on the redemption amount of the award as of the grant date, and the remainder was classified as additional paid-in capital in stockholders’ equity. Some of our equity stock-based awards provide for the settlement of the award in cash by us pursuant to change of control provisions and we do not believe it is probable these awards will become redeemable.

Other. We did not use cash to settle equity instruments granted under stock-based compensation plans during the three months ended March 31, 2006 and 2005. During the three months ended March 31, 2006 and 2005, there were no significant modifications to our outstanding stock-based awards.

(3)         Comprehensive Income (Loss)

The components of total comprehensive income (loss) are:

	Three Months Ended March 31,
	2006	2005
	(in millions)

Net loss	$(133)	$(25)
Other comprehensive income (loss), net of tax:
Deferred loss from cash flow hedges	(96)	(80)
Reclassification of net deferred (gain) loss from cash flow hedges realized in net loss	42	(9)
Comprehensive loss	$(187)	$(114)

(4)         Goodwill

2006 Annual Goodwill Impairment Tests. We are in the process of performing our annual goodwill impairment tests for our wholesale energy and retail energy reporting units effective April 1, 2006.

Estimation of Our Wholesale Energy Reporting Unit’s Fair Value. We anticipate using substantially the same subjective factors and significant assumptions to estimate fair value in our 2006 test as we used in our September 2005 test. See note 4(a) to our consolidated financial statements in our Form 10-K.

(5)         Derivative Instruments

For discussion of our derivative activities, see notes 2(d) and 5 to our consolidated financial statements in our Form 10-K. The income (loss) of our energy and interest rate derivative instruments is:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Energy derivatives:
Hedge ineffectiveness	$(49)	$7
Other net unrealized gains	72	117
Interest rate derivatives:
Hedge ineffectiveness	—	—
Other net unrealized losses	(3)	(4)
Total(1)(2)	$20	$120

(1)                No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(2)                During the three months ended March 31, 2006 and 2005, $3 million loss and $0, respectively, were recognized in our results of continuing operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

Our derivative portfolio, excluding cash flow hedges, is $274 million (net liability) and $308 million (net liability) as of March 31, 2006 and December 31, 2005, respectively. Our cash flow hedges are valued at $526 million (net liability) and $471 million (net liability) as of March 31, 2006 and December 31, 2005, respectively.

As of March 31, 2006 and December 31, 2005, the maximum length of time we were hedging our exposure to the variability in future cash flows that may result from changes in commodity prices was seven years. As of March 31, 2006 and December 31, 2005, accumulated other comprehensive loss from derivatives was $338 million and $284 million, respectively. As of March 31, 2006, we expect $155 million of accumulated other comprehensive loss to be reclassified into our results of operations during the period from April 1, 2006 to March 31, 2007. However, the actual amount reclassified into earnings could vary from the amounts recorded as of March 31, 2006, due to future changes in market prices.

Although we discontinued our proprietary energy trading business in March 2003, we have legacy positions, which will be closed as economically feasible or in accordance with their terms. The margins associated with these transactions are (income (loss)):

	Three Months Ended March 31,
	2006	2005
	(in millions)

Revenues	$—	$—
Purchased power, fuel and cost of gas sold	10	(16)
Gross margin	$10	$(16)

(6)           Debt

Our outstanding debt is:

	March 31, 2006			December 31, 2005
	Weighted Average Stated Interest Rate(1)	Long-term	Current	Weighted Average Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Banking or Credit Facilities, Bonds and Notes:
Reliant Energy:
Senior secured revolver due 2009	7.90%	$409	$—	8.40%	$383	$—
Senior secured term loans (B1) due 2010(2)	7.18	223	13	6.09	240	313
Senior secured term loans (B2) due 2010	6.92	295	3	6.91	296	3
Senior secured notes due 2010	9.25	550	—	9.25	550	—
Senior secured notes due 2013	9.50	550	—	9.50	550	—
Senior secured notes due 2014	6.75	750	—	6.75	750	—
Convertible senior subordinated notes due 2010 (unsecured)	5.00	275	—	5.00	275	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)	12.00	400	—	12.00	400	—
PEDFA(3) fixed-rate bonds for Seward plant due 2036	6.75	500	—	6.75	500	—
Reliant Energy Channelview LP:
Term loans and revolving working capital facility:
Floating rate debt due 2006 to 2024	6.05	256	15	6.04	259	14
Fixed rate debt due 2014 to 2024	9.55	75	—	9.55	75	—
RE Retail Receivables, LLC facility due 2006	5.10	—	450	4.71	—	450
Total facilities, bonds and notes		4,283	481		4,278	780
Other:
Adjustment to fair value of debt(4)		36	10		39	9
Total other debt		36	10		39	9
Total debt		$4,319	$491		$4,317	$789

(1)                The weighted average stated interest rates are for borrowings outstanding as of March 31, 2006 or December 31, 2005.

(2)                As of December 31, 2005, we classified $638 million as discontinued operations. See note 14.

(3)                PEDFA is defined as Pennsylvania Economic Development Financing Authority.

(4)                Included in interest expense during the three months ended March 31, 2006 and 2005 is amortization of $2 million and $2 million, respectively, for valuation adjustments for debt.

Amounts borrowed and available for borrowing under our senior secured revolver as of March 31, 2006 are:

	Total Committed Credit	Drawn Amount	Letters of Credit	Unused Amount
	(in millions)
Reliant Energy senior secured revolver due 2009	$1,700	$409	$659	$632

RE Retail Receivables, LLC Facility. We have a receivables facility arrangement to sell an undivided interest in accounts receivable from our retail business to financial institutions on an ongoing basis. The assets of the special purpose subsidiary that purchases the receivables and then resells receivables under the facility are available first and foremost to satisfy the claims of its creditors. The special purpose subsidiary is a separate entity, which we consolidate.

(7)         Earnings Per Share

For the three months ended March 31, 2006 and 2005, basic and diluted weighted average shares outstanding are 305,631,000 and 300,441,000, respectively.

We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect:

	Three Months Ended March 31,
	2006		2005
	(shares in thousands, dollars in millions)

Shares excluded from the calculation of diluted earnings (loss) per share	35,505	(1)	37,337	(1)

Shares excluded from the calculation of diluted earnings (loss) per share because the exercise price exceeded the average market price	6,585	(2)	4,839	(2)

Interest expense that would be added to income if 5.00% convertible senior subordinated notes were dilutive	$2		$2

(1)                Potential shares excluded consist of convertible senior subordinated notes, warrants, stock options, restricted stock, performance-based shares and shares related to employee stock purchase plan.

(2)                Includes stock options.

(8)   Income Taxes

(a)   Tax Rate Reconciliation.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	Three Months Ended March 31,
	2006	2005

Loss from continuing operations before income taxes	$(81)	$(54)
Federal statutory rate	35%	35%
Income tax benefit at statutory rate	(28)	(19)
Net addition (reduction) in taxes resulting from:
Federal tax reserves	1	1
Federal valuation allowance	70	—
State income taxes, net of federal income taxes	13	5
Other, net	2	—
Total	86	6
Income tax expense (benefit) from continuing operations	$58	$(13)
Effective rate	Not Meaningful	23%

(b)   Valuation Allowances.

We assess quarterly our future ability to use federal, state and foreign net operating losses, capital losses and other deferred tax assets.  As the result of our recent history of losses and the increase in our net federal deferred tax assets during the three months ended March 31, 2006, we recorded $70 million in valuation allowances against these tax assets.

(c)   Tax Contingencies.

Our income tax returns, including years when we were included in CenterPoint Energy, Inc.’s (CenterPoint) consolidated tax group, for the 1997 to 2004 tax reporting periods are under audit by federal and state taxing authorities. These audits may result in additional taxes and interest or revisions of the timing of tax payments. We evaluate the need for contingent tax liabilities on a quarterly basis and record any estimable and probable tax exposures in our results of operations.

We have received proposed tax assessments from certain taxing authorities, which are currently at varying stages of appeals. The issues primarily relate to temporary differences and include deductions for plant abandonments, bad debts, capitalization of costs to plant and inventory, depreciable lives and various other matters. It could take several years to resolve these contingencies.

As of March 31, 2006 and December 31, 2005, we have accrued contingent federal and state tax reserves related to our continuing operations of $41 million and $46 million, respectively. These reserve balances are primarily classified in other long-term liabilities. We do not believe these contingencies will be resolved within the next 12 months.

As of March 31, 2006 and December 31, 2005, we have accrued contingent federal tax reserves related to our discontinued European energy operations of $11 million included in other long-term liabilities in continuing operations. We reserved these amounts for potential future federal income tax assessments on certain income from our former European subsidiaries. If sustained, these assessments would increase our capital loss carryforwards by $45 million and reduce our tax net operating loss carryforwards by the same amount.

We believe that the substantial majority of certain payments and charges are deductible for income tax purposes; however, no assurance can be given that the Internal Revenue Service would not assert, or that a court would not sustain, a contrary position. These payments and/or charges include:

•                  $177 million to CenterPoint during 2004 related to our residential customers. See note 13(d) to our consolidated financial statements in our Form 10-K.

•                  $68 million during 2005 to settle the class action lawsuits against us for claims alleging violations of securities laws. See note 13(c) to our consolidated financial statements in our Form 10-K.

•                  A pre-tax charge of $351 million during 2005 to settle certain civil litigation and claims relating to the Western states energy crisis. See note 13(a) to our consolidated financial statements in our Form 10-K.

(9)   Guarantees

We have guaranteed certain non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the guarantee was approximately $58 million as of March 31, 2006. We believe the likelihood that we would incur any significant losses under this guarantee is remote and, therefore, have not recorded a liability in our consolidated balance sheet as of March 31, 2006.

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

We have guaranteed payments to a third party relating to energy sales from El Dorado Energy, LLC, a former investment. The estimated maximum potential amount of future payments under this guarantee is approximately $21 million as of March 31, 2006. We secured a portion of the guarantee with letters of credit. We have not recorded a liability in our consolidated balance sheet for this guarantee.

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

(10) Contingencies

We are parties to many legal proceedings, some of which involve substantial claim amounts. Unless otherwise noted, we cannot predict the outcome of these proceedings. In this note, we disclose only proceedings that became reportable during the three months ended March 31, 2006 and material developments in previously reported proceedings. For information about previously reported proceedings, see note 12 to our consolidated financial statements in our Form 10-K, which note (as updated below) is incorporated by reference into, and filed as an exhibit to, this Form 10-Q.

Legal Matters.

Pending Western States Electricity and Natural Gas Litigation.

Criminal Proceeding – Reliant Energy Services, Inc. In February 2006, the judge denied the motions to dismiss that were filed by Reliant Energy Services, Inc. and some of its former and current employees in this proceeding.

Other Litigation

ERISA Action. The class action lawsuit filed in 2002 by participants in our and CenterPoint’s employee benefits plan, which was dismissed by the United States District Court for the Southern District of Texas, is on appeal to the United States Court of Appeals for the Fifth Circuit. The lawsuit seeks monetary damages and restitution.

(11) Supplemental Guarantor Information

Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes.

Condensed Consolidating Statements of Operations.

	Three Months Ended March 31, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$2,488	$350	$(385)	$2,453
Purchased power, fuel and cost of gas sold	—	2,423	206	(379)	2,250
Operation and maintenance	—	93	98	(6)	185
Selling, general and administrative	—	53	17	—	70
(Gain) loss on sales of receivables	—	18	(18)	—	—
Gains on sales of assets and emission allowances, net	—	(19)	(132)	—	(151)
Depreciation and amortization	—	47	34	—	81
Total	—	2,615	205	(385)	2,435
Operating income (loss)	—	(127)	145	—	18
Income (loss) of equity investments of consolidated subsidiaries	(43)	21	—	22	—
Interest expense	(76)	(10)	(22)	—	(108)
Interest income	—	7	2	—	9
Interest income (expense) – affiliated companies, net	55	(31)	(24)	—	—
Total other expense	(64)	(13)	(44)	22	(99)
Income (loss) from continuing operations before income taxes	(64)	(140)	101	22	(81)
Income tax expense (benefit) (2)	64	(52)	46	—	58
Income (loss) from continuing operations	(128)	(88)	55	22	(139)
Income (loss) from discontinued operations	(5)	(1)	11	—	5
Cumulative effect of accounting change, net of tax	—	1	—	—	1
Net income (loss)	$(133)	$(88)	$66	$22	$(133)

	Three Months Ended March 31, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$1,730	$340	$(353)	$1,717
Purchased power, fuel and cost of gas sold	—	1,506	185	(349)	1,342
Operation and maintenance	—	84	91	(5)	170
Selling, general and administrative	—	37	23	—	60
(Gain) loss on sales of receivables	—	11	(11)	—	—
(Gains) losses on sales of assets and emission allowances, net	—	(1)	1	1	1
Depreciation and amortization	—	57	51	—	108
Total	—	1,694	340	(353)	1,681
Operating income	—	36	—	—	36
Loss of equity investments of consolidated subsidiaries	(4)	(2)	—	6	—
Interest expense	(66)	(10)	(19)	—	(95)
Interest income	—	5	—	—	5
Interest income (expense) – affiliated companies, net	31	(11)	(20)	—	—
Total other expense	(39)	(18)	(39)	6	(90)
Income (loss) from continuing operations before income taxes	(39)	18	(39)	6	(54)
Income tax expense (benefit)	(11)	12	(14)	—	(13)
Income (loss) from continuing operations	(28)	6	(25)	6	(41)
Income from discontinued operations	3	8	5	—	16
Net income (loss)	$(25)	$14	$(20)	$6	$(25)

(1)                These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)                During the three months ended March 31, 2006, we recorded a federal valuation allowance of $70 million related to our net federal deferred tax assets. This amount is reflected in the “Reliant Energy” column. See note 8.

Condensed Consolidating Balance Sheets.

	March 31, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$10	$26	$61	$(53)	$44
Restricted cash	—	—	8	53	61
Accounts and notes receivable, principally customer, net	—	342	775	(1)	1,116
Accounts and notes receivable – affiliated companies	914	1,298	1,039	(3,251)	—
Inventory	—	133	138	—	271
Derivative assets	—	108	31	—	139
Other current assets	—	1,920	79	(1)	1,998
Current assets of discontinued operations	—	16	2	—	18
Total current assets	924	3,843	2,133	(3,253)	3,647
Property, Plant and Equipment, net	—	3,211	2,672	—	5,883
Other Assets:
Goodwill	—	84	184	119	387
Other intangibles, net	—	149	321	—	470
Notes receivable – affiliated companies	2,377	770	93	(3,240)	—
Equity investments of consolidated subsidiaries	3,585	383	—	(3,968)	—
Derivative assets	—	396	11	—	407
Other long-term assets(2)	91	361	390	(209)	633
Total other assets	6,053	2,143	999	(7,298)	1,897
Total Assets	$6,977	$9,197	$5,804	$(10,551)	$11,427

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$16	$—	$475	$—	$491
Accounts payable, principally trade	6	611	41	—	658
Accounts and notes payable – affiliated companies	—	1,959	1,292	(3,251)	—
Derivative liabilities	—	655	73	—	728
Other current liabilities	47	326	79	(2)	450
Current liabilities of discontinued operations	—	15	56	—	71
Total current liabilities	69	3,566	2,016	(3,253)	2,398
Other Liabilities:
Notes payable – affiliated companies	—	2,474	766	(3,240)	—
Derivative liabilities	—	456	162	—	618
Other long-term liabilities(2)	143	249	196	(209)	379
Total other liabilities	143	3,179	1,124	(3,449)	997
Long-term Debt	3,052	500	767	—	4,319
Commitments and Contingencies
Temporary Equity Stock-based Compensation	2	—	—	—	2
Total Stockholders’ Equity(2)	3,711	1,952	1,897	(3,849)	3,711
Total Liabilities and Equity	$6,977	$9,197	$5,804	$(10,551)	$11,427

(1)                These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)     See footnote (2) above under condensed consolidating statements of operations.

	December 31, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$3	$40	$45	$—	$88
Restricted cash	—	—	27	—	27
Accounts and notes receivable, principally customer, net	—	348	840	(16)	1,172
Accounts and notes receivable – affiliated companies	802	1,395	1,096	(3,293)	—
Inventory	—	161	138	—	299
Derivative assets	—	639	87	—	726
Other current assets	1	2,129	91	(6)	2,215
Current assets of discontinued operations	2	46	157	(2)	203
Total current assets	808	4,758	2,481	(3,317)	4,730
Property, Plant and Equipment, net	—	3,246	2,688	—	5,934
Other Assets:
Goodwill	—	84	184	119	387
Other intangibles, net	—	182	329	—	511
Notes receivable – affiliated companies	2,506	812	2	(3,320)	—
Equity investments of consolidated subsidiaries	3,721	364	—	(4,085)	—
Derivative assets	—	521	7	—	528
Other long-term assets	188	180	380	(150)	598
Long-term assets of discontinued operations	720	—	873	(712)	881
Total other assets	7,135	2,143	1,775	(8,148)	2,905
Total Assets	$7,943	$10,147	$6,944	$(11,465)	$13,569

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$316	$—	$473	$—	$789
Accounts payable, principally trade	8	848	31	—	887
Accounts and notes payable – affiliated companies	—	1,826	1,467	(3,293)	—
Derivative liabilities	—	1,081	139	—	1,220
Other current liabilities	62	305	69	(22)	414
Current liabilities of discontinued operations	—	49	49	(2)	96
Total current liabilities	386	4,109	2,228	(3,317)	3,406
Other Liabilities:
Notes payable – affiliated companies	—	2,512	808	(3,320)	—
Derivative liabilities	—	657	156	—	813
Other long-term liabilities	11	262	266	(150)	389
Long-term liabilities of discontinued operations	638	—	854	(712)	780
Total other liabilities	649	3,431	2,084	(4,182)	1,982
Long-term Debt	3,044	501	772	—	4,317
Commitments and Contingencies
Total Stockholders’ Equity	3,864	2,106	1,860	(3,966)	3,864
Total Liabilities and Equity	$7,943	$10,147	$6,944	$(11,465)	$13,569

(1)                These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Three Months Ended March 31, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash used in continuing operations from operating activities	$(34)	$(178)	$(16)	$—	$(228)
Net cash provided by (used in) discontinued operations from operating activities	3	(5)	9	—	7
Net cash used in operating activities	(31)	(183)	(7)	—	(221)
Cash Flows from Investing Activities:
Capital expenditures	—	(8)	(14)	—	(22)
Investments in, advances to and from and distributions from subsidiaries, net (2)	251	2	(212)	(41)	—
Proceeds from sales of assets, net	—	—	1	—	1
Proceeds from sales of emission allowances	—	59	129	—	188
Restricted cash	—	—	19	(53)	(34)
Other, net	—	3	—	—	3
Net cash provided by (used in) continuing operations from investing activities	251	56	(77)	(94)	136
Net cash provided by discontinued operations from investing activities	712	—	968	(712)	968
Net cash provided by investing activities	963	56	891	(806)	1,104
Cash Flows from Financing Activities:
Payments of long-term debt	(318)	—	(3)	—	(321)
Increase in short-term borrowings and revolving credit facilities, net	26	—	1	—	27
Changes in notes with affiliated companies, net (3)	—	113	(154)	41	—
Proceeds from issuances of stock	5	—	—	—	5
Net cash provided by (used in) continuing operations from financing activities	(287)	113	(156)	41	(289)
Net cash used in discontinued operations from financing activities	(638)	—	(712)	712	(638)
Net cash provided by (used in) financing activities	(925)	113	(868)	753	(927)
Net Change in Cash and Cash Equivalents	7	(14)	16	(53)	(44)
Cash and Cash Equivalents at Beginning of Period	3	40	45	—	88
Cash and Cash Equivalents at End of Period	$10	$26	$61	$(53)	$44

	Three Months Ended March 31, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$(36)	$(84)	$61	$—	$(59)
Net cash provided by discontinued operations from operating activities	3	7	26	—	36
Net cash provided by (used in) operating activities	(33)	(77)	87	—	(23)
Cash Flows from Investing Activities:
Capital expenditures	—	(8)	(2)	—	(10)
Investments in, advances to and from and distributions from subsidiaries, net (2)	(18)	2	(2)	18	—
Net purchases of emission allowances	—	(16)	—	—	(16)
Restricted cash	—	—	30	—	30
Net cash provided by (used in) continuing operations from investing activities	(18)	(22)	26	18	4
Net cash provided by (used in) discontinued operations from investing activities	22	—	(4)	(22)	(4)
Net cash provided by (used in) investing activities	4	(22)	22	(4)	—
Cash Flows from Financing Activities:
Payments of long-term debt	—	(1)	(30)	—	(31)
Increase in short-term borrowings and revolving credit facilities, net	8	—	50	—	58
Changes in notes with affiliated companies, net (3)	—	91	(73)	(18)	—
Proceeds from issuances of stock	6	—	—	—	6
Net cash provided by (used in) continuing operations from financing activities	14	90	(53)	(18)	33
Net cash used in discontinued operations from financing activities	—	—	(22)	22	—
Net cash provided by (used in) financing activities	14	90	(75)	4	33
Net Change in Cash and Cash Equivalents	(15)	(9)	34	—	10
Cash and Cash Equivalents at Beginning of Period	25	33	47	—	105
Cash and Cash Equivalents at End of Period	$10	$24	$81	$—	$115

(1)     These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)     Net investments in, advances to and from and distributions from subsidiaries are classified as investing activities.

(3)     Net changes in notes with affiliated companies are classified as financing activities for subsidiaries of Reliant Energy and as investing activities for Reliant Energy.

(12)         Reportable Segments

Financial data for our segments are as follows:

	Retail Energy	Wholesale Energy	Other Operations		Eliminations	Consolidated
	(in millions)
Three months ended March 31, 2006 (except as denoted):
Revenues from external customers	$1,687	$765	$1		$—	$2,453
Intersegment revenues	—	146	—		(146)	—
Gross margin(1)	(7)	209	1		—	203
Contribution margin(2)	(96)	78	1		—	(17)
Total assets as of March 31, 2006	2,142	9,834	580	(3)	(1,129)	11,427

Three months ended March 31, 2005 (except as denoted):
Revenues from external customers	$1,304	$412	$1		$—	$1,717
Intersegment revenues	—	107	—		(107)	—
Gross margin(1)	223	151	1		—	375
Contribution margin(2)	157	19	1		—	177
Total assets as of December 31, 2005	2,762	9,871	1,691	(4)	(755)	13,569

(1)     Revenues less purchased power, fuel and cost of gas sold.

(2)     Gross margin less (a) operation and maintenance, (b) selling and marketing and (c) bad debt expense.

(3)     Other operations include discontinued operations of $18 million.

(4)     Other operations include discontinued operations of $1,084 million.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Reconciliation of Contribution Margin to Operating Income and Operating Income to Net Loss:
Contribution margin	$(17)	$177
Other general and administrative	35	32
(Gains) losses on sales of assets and emission allowances, net	(151)	1
Depreciation	74	99
Amortization	7	9
Operating income	18	36
Interest expense	(108)	(95)
Interest income	9	5
Loss from continuing operations before income taxes	(81)	(54)
Income tax expense (benefit)	58	(13)
Loss from continuing operations	(139)	(41)
Income from discontinued operations	5	16
Loss before cumulative effect of accounting change	(134)	(25)
Cumulative effect of accounting change, net of tax	1	—
Net loss	$(133)	$(25)

(13) Sales of Assets and Emission Allowances

Emission Allowances. The sales and purchases of emission allowances are classified as investing activities in the consolidated statements of cash flows. We reclassified net purchases of $16 million for the three months ended March 31, 2005 from operating to investing cash flows. Sales proceeds, net of selling costs, from emission allowances:

	Three Months ended March 31,
	2006		2005
	(in millions)

SO2(1) allowances	$188	(2)	$19	(3)
NOx(4) allowances	—		4	(5)
	$188		$23

(1)     SO2 is sulfur dioxide.

(2)     Sold 157,000 tons relating to 2006 through 2009 vintage years.

(3)     Sold 28,000 tons relating to 2005 vintage year.

(4)     NOx is nitrogen oxide.

(5)     Sold 2,000 tons relating to 2005 through 2007 vintage years.

Summary of Gains and Losses.

	Three Months Ended March 31,
	2006	2005
	(in millions)

Landfill-gas fueled power plants	$—	$(4)
Emission allowances	151	4
Other, net	—	(1)
Gains (losses) on sales of assets and emission allowances, net	$151	$(1)

(14) Discontinued Operations

(a) New York Plants.

General. In February 2006, we closed on the sale of our three remaining New York plants with an aggregate net generating capacity of approximately 2,100 megawatts (MW) for $979 million. During the third quarter of 2005, we began to report the results of the New York plants as discontinued operations. These plants were a part of our wholesale energy segment.

Use of Proceeds. We applied $952 million of cash proceeds, which is net of estimated city, state and transfer taxes and transaction costs, to pay down our senior secured term loans.

Assumptions Related to Debt, Deferred Financing Costs and Interest Expense on Discontinued Operations. Based on our contractual obligation (at the time the purchase and sale agreement was executed) to utilize a portion of the net proceeds from the sale to prepay debt, we classified $638 million of debt as discontinued operations as of December 31, 2005. See note 6. We also classified as discontinued operations the related deferred financing costs and interest expense on this debt. We allocated $15 million and $10 million of related interest expense during the three months ended March 31, 2006 and 2005, respectively, to discontinued operations.

(b)   Ceredo Plant.

In 2005, we sold our 505 MW Ceredo power plant for $100 million. We used the net cash proceeds of $100 million to pay down our senior secured term loans. During the third quarter of 2005, we began to report results of Ceredo’s operations as discontinued operations effective January 1, 2005. The plant was a part of our wholesale energy segment.

(c)   All Discontinued Operations.

The following summarizes certain financial information of the businesses reported as discontinued operations:

	New York Plants	Ceredo Plant	Total
	(in millions)

Three months ended March 31, 2006:
Revenues	$112	N/A	$112
Loss before income tax expense/benefit	(2)	N/A	(2)

Three months ended March 31, 2005:
Revenues	$152	$—	$152
Income before income tax expense/benefit	27	—	27

The following summarizes the assets and liabilities related to our New York discontinued operations:

	March 31, 2006		December 31, 2005
	(in millions)
Current Assets:
Accounts receivable, net	$2		$51
Derivative assets	16	(1)	87
Other current assets	—		65
Total current assets	18		203
Property, Plant and Equipment, net	—		761
Other Assets:
Other intangibles, net	—		69
Derivative assets	—		43
Other	—		8
Total long-term assets	—		881
Total Assets	$18		$1,084

Current Liabilities:
Accounts payable	$—		$15
Taxes payable	56	(2)	15
Derivative liabilities	15	(1)	50
Other current liabilities	—		16
Total current liabilities	71		96
Other Liabilities:
Accumulated deferred income taxes	—		120
Other liabilities	—		22
Total other liabilities	—		142
Long-term Debt	—		638
Total long-term liabilities	—		780
Total Liabilities	$71		$876
Accumulated other comprehensive loss	$—		$—

(1)     Relates to derivatives to be settled through December 2006.

(2)     Of this amount, approximately $30 million relates to state taxes to be paid, in quarterly payments through December 2006, resulting from the sale.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K.

Business Overview

We provide electricity and energy services to retail and wholesale customers through two business segments.

•      Retail energy — provides electricity and energy services to approximately 1.9 million retail electricity customers in Texas, including residential and small business customers and commercial, industrial and governmental/institutional customers. We also serve commercial, industrial and governmental/ institutional customers in the PJM Market, which is primarily Maryland, New Jersey and Pennsylvania.

•      Wholesale energy — provides electricity and energy services in the competitive wholesale energy markets in the United States. We own and operate or contract for power generation capacity. As of March 31, 2006, we had approximately 16,000 MW of owned or leased generation capacity in operation.

Recent Events

In this section, we present forward-looking information about recent events that could impact our future results of operations. In addition to the factors described below, a number of other factors could affect our future results of operations, including changes in natural gas prices, plant availability, retail energy customer growth and other factors.

We adopted SFAS No. 123R effective January 1, 2006 related to accounting for our stock-based incentive plans. We do not believe that changing from the intrinsic value method to the fair value method will have a material impact on our consolidated financial statements for the future. However, if we change our compensation system to include more stock-based incentive awards, then this change in accounting could have a material impact to our consolidated financial statements. See note 2 to our interim financial statements.

As discussed in our Form 10-K, during the first quarter of 2006, we introduced enhanced financial disclosures for each of our segments to allow for a robust analysis of the impacts various factors have on our results of operations. Key earnings drivers for our retail energy segment include the margins received from sales to our retail customers and the volume of megawatt hours sold to our customers. Key earnings drivers for the wholesale energy segment include: (a) the number of hours our generation is potentially economic to operate; (b) the commercial capacity factor of our power plants; (c) unit margins received from our power plants; (d) other margins received, from among other things, capacity payments and ancillary services; and (e) the settlement of our historical hedges relative to current market prices. Information regarding these key earnings drivers for our retail and wholesale energy segments for the first quarter of 2006 and 2005 is included in this Form 10-Q.

For additional information regarding factors that could have an impact on our future results of operations, see “Risk Factors” in Item 1A of our Form 10-K.

Consolidated Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

We reported $133 million consolidated net loss, or $0.44 loss per share, for the three months ended March 31, 2006 compared to $25 million consolidated net loss, or $0.08 loss per share, for the same period in 2005.

	Three Months Ended March 31,
	2006	2005	Change

Retail energy contribution margin	$(96)	$157	$(253)
Wholesale energy contribution margin	78	19	59
Corporate contribution margin	1	1	—
Other general and administrative	(35)	(32)	(3)
Gains (losses) on sales of assets and emission allowances, net	151	(1)	152
Depreciation and amortization	(81)	(108)	27
Interest expense	(108)	(95)	(13)
Interest income	9	5	4
Income taxes	(58)	13	(71)
Loss from continuing operations	(139)	(41)	(98)
Discontinued operations	5	16	(11)
Cumulative effect of accounting change, net of tax	1	—	1
Net loss	$(133)	$(25)	$(108)

Retail Energy Segment Summary. Our retail energy segment’s contribution margin was $(96) million during the three months ended March 31, 2006, compared to $157 million in the same period of 2005. The $253 million decrease in contribution margin was primarily due to the net change in unrealized gains/losses on energy derivatives of $217 million. In addition, gross margin, excluding unrealized gains/losses, decreased $13 million. See below for explanation.

Retail Energy Operational Data.

	Three Months Ended March 31,
	2006	2005
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	2,913	3,312
Non-Houston	1,547	1,166
Small Business:
Houston	697	847	(1)
Non-Houston	296	135	(1)
Total Mass	5,453	5,460
Commercial and Industrial:
ERCOT(2)(3)	7,496	8,192	(1)
Non-ERCOT	1,588	1,208
Total Commercial and Industrial	9,084	9,400
Market usage adjustments(4)	7	(221)
Total	14,544	14,639

(1)     Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 250 kilowatts and one MW from small business within mass to commercial and industrial. The 2005 data is presented on a comparable basis.

(2)     These volumes include customers of the General Land Office for whom we provide services.

(3)     ERCOT is defined as the Electric Reliability Council of Texas.

(4)     See note 1 to our interim financial statements.

	Three Months Ended March 31,
	2006	2005
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	1,212	1,302
Non-Houston	472	344
Small Business:
Houston	136	142	(1)
Non-Houston	28	14	(1)
Total Mass	1,848	1,802
Commercial and Industrial:
ERCOT(2)	72	73	(1)
Non-ERCOT	2	1
Total Commercial and Industrial	74	74
Total	1,922	1,876

(1)     Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 250 kilowatts and one MW from small business within mass to commercial and industrial. The 2005 data is presented on a comparable basis.

(2)     Includes customers of the General Land Office for whom we provide services.

	March 31, 2006	December 31, 2005
	(in thousands, metered locations)
Retail Customers:
Mass:
Residential:
Houston	1,211	1,213
Non-Houston	483	462
Small Business:
Houston	136	137	(1)
Non-Houston	27	29	(1)
Total Mass	1,857	1,841
Commercial and Industrial:
ERCOT(2)	75	70	(1)
Non-ERCOT	2	2
Total Commercial and Industrial	77	72
Total	1,934	1,913

(1)     Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 250 kilowatts and one MW from small business within mass to commercial and industrial. The 2005 data is presented on a comparable basis.

(2)     Includes customers of the General Land Office for whom we provide services.

Retail Energy Revenues.

	Three Months Ended March 31,
	2006	2005		Change
	(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$450	$383		$67	(1)
Non-Houston	196	114		82	(2)
Small Business:
Houston	107	96	(3)	11	(4)
Non-Houston	41	15	(3)	26	(5)
Total Mass	794	608		186
Commercial and Industrial:
ERCOT	691	570	(3)	121	(6)
Non-ERCOT	109	70		39	(7)
Total Commercial and Industrial	800	640		160
Total	1,594	1,248		346

Retail energy revenues from resales of purchased power and other hedging activities	85	82		3
Market usage adjustments	8	(26)		34	(8)
Total retail energy revenues	$1,687	$1,304		$383

(1)     Increase primarily due to increases in sales prices to customers due to increases in the price of natural gas partially offset by lower volumes due to fewer customers and milder weather.

(2)     Increase primarily due to (a) increases in sales prices to customers due to increases in the price of natural gas and (b) increased volumes due to increased customers.

(3)     Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 250 kilowatts and one MW from small business within mass to commercial and industrial. The 2005 data is presented on a comparable basis.

(4)     Increase primarily due to increases in sales prices to customers due to increases in the price of natural gas partially offset by lower volumes due to fewer customers.

(5)     Increase primarily due to (a) increased volumes due to increased customers and (b) increases in sales prices to customers due to increases in the price of natural gas.

(6)     Increase primarily due to (a) fixed price contracts renewed at higher rates due to higher prices of natural gas and (b) variable rate contracts, which are tied to the market price of natural gas. These increases were partially offset by decreased volumes.

(7)   Increase primarily due to (a) increased volumes due to increased customers and (b) increases in sales prices to customers due to increases in the price of natural gas.

(8)   See footnote (4) under “Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 — Retail Energy Contribution Margin.”

Retail Energy Purchased Power.

	Three Months Ended March 31,
	2006	2005	Change
	(in millions)

Costs of purchased power	$1,483	$1,138	$345	(1)
Retail energy intersegments costs	146	107	39	(2)
Market usage adjustments	1	(11)	12	(3)
Unrealized (gains) losses	64	(153)	217	(4)
Total retail energy purchased power	$1,694	$1,081	$613

(1)     Increase primarily due to (a) increases in the price of purchased power due to higher market prices of electricity primarily driven by higher natural gas prices due to hurricanes in the third quarter of 2005, (b) increased cost of transmission and distribution losses in ERCOT and (c) higher other supply costs. These increases were partially offset by (a) terminated commodity contracts with a counterparty and (b) lower volumes.

(2)     Increase primarily due to higher volumes due to more sales in PJM.

(3)     See footnote (4) under “Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 — Retail Energy Contribution Margin.”

(4)     See footnote (5) under “Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 — Retail Energy Contribution Margin.”

In analyzing the results of our retail energy segment, we use the non-GAAP financial measure “total retail energy gross margin, excluding unrealized gains/losses,” which excludes unrealized gains/losses on energy derivatives as described below. We use this measure in addition to, and in conjunction with, contribution margin and retail energy gross margin in order to analyze the results of the retail energy segment. Retail energy gross margin, excluding unrealized gains/losses should not be relied upon to the exclusion of GAAP financial measures. The item that is excluded from this measure has a recurring effect on our earnings and reflects aspects of our business that are not taken into account by the measure retail energy gross margin, excluding unrealized gains/losses. We compensate for the limitations of the measure retail energy gross margin, excluding unrealized gains/losses by also using and analyzing GAAP measures to understand our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures are not standardized; therefore, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

Unrealized Gains/Losses on Energy Derivatives. We use derivative instruments to manage operational or market constraints, to increase the return on our generation assets and to execute our retail energy segment’s supply procurement strategy. Some derivative instruments receive mark-to-market accounting treatment, which requires us to record gains/losses related to future periods based on current changes in forward commodity prices. We refer to these gains and losses prior to settlement, as well as ineffectiveness on cash flow hedges, as “unrealized gains/losses on energy derivatives.”  In some cases, the related underlying transactions being hedged receive accrual accounting treatment, resulting in a mismatch of accounting treatments. Since the application of mark-to-market accounting has the effect of pulling forward into current periods non-cash gains/losses relating to future delivery periods, analysis of results of operations from one period to another can be difficult. Accordingly, we believe that excluding these unrealized gains/losses (a) is useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another and (b) provides a more meaningful representation of our economic performance in the reporting period. These gains/losses are also not a function of the operating performance of our generation assets, and excluding their impact helps isolate the operating performance of our generation assets under prevailing market conditions.

Retail Energy Contribution Margin.

	Three Months Ended March 31,
	2006	2005		Change
	(in millions)

Mass gross margin	$30	$85	(1)	$(55	)(2)
Commercial and industrial gross margin	20	—	(1)	20	(3)
Market usage adjustments	7	(15)		22	(4)
Total retail energy gross margin, excluding unrealized gains (losses)	57	70		(13)
Unrealized gains (losses)	(64)	153		(217	)(5)
Total retail energy gross margin	(7)	223		(230)
Operation and maintenance	51	38		13	(6)
Selling and marketing expense	24	19		5
Bad debt expense	14	9		5
Total retail energy contribution margin	$(96)	$157		$(253)

(1)     Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 250 kilowatts and one MW from small business within mass to commercial and industrial. The 2005 data is presented on a comparable basis.

(2)     Excluding $23 million realized income during 2006 from terminated commodity contracts with a counterparty, the decrease is primarily due to 92% decrease in unit margins as the increase in supply costs were not recovered through “price-to-beat” revenue rates due to (a) entering into hedges for the expected load during a period of high and volatile natural gas prices in the fourth quarter of 2005 and (b) phase-in of our “price-to-beat” rate increase.

(3)     Excluding $30 million realized income during 2006 from terminated commodity contracts with a counterparty, unit margins decreased $1.03/MWh due to increased costs of transmission and distribution losses in ERCOT and other supply costs.

(4)     See note 1 to our interim financial statements.

(5)     Decrease primarily due to (a) $279 million in losses resulting from the impact of natural gas and power prices on our forward short gas and forward long power positions held during 2006 as compared to 2005, (b) $51 million loss due to the reversal of previously recognized unrealized gains resulting from the termination of commodity contracts with a counterparty and (c) $47 million decrease due to cash flow and economic hedge ineffectiveness during 2006 as compared to 2005. These decreases were partially offset by $160 million reversal of previously recognized unrealized losses resulting from the settlement of positions during 2006 when compared to the same period in 2005.

(6)     Increase primarily due to gross receipts tax of $9 million due to higher billings.

Wholesale Energy Segment Summary. Our wholesale energy segment’s contribution margin was $78 million during the three months ended March 31, 2006, compared to $19 million in the same period of 2005. The $59 million increase in contribution margin was primarily due to $116 million change in unrealized gains/losses on energy derivatives. In addition, gross margin, excluding unrealized gains/losses on energy derivatives and excluding our historical wholesale hedges ($90 million), increased $32 million. See below for explanation.

Wholesale Energy Operational and Financial Data.

	Three Months Ended March 31,
	2006		2005
	GWh	% Economic(1)	GWh	% Economic(1)

Economic Generation(2):
PJM Coal	5,807.3	70%	5,435.6	60%
MISO Coal	1,292.7	45%	1,795.8	58%
PJM/MISO Gas	86.6	0%	156.1	1%
West	939.0	13%	145.1	3%
Other	1,304.3	74%	1,337.0	54%
Total	9,429.9	32%	8,869.6	28%

Commercial Capacity Factor(3):
PJM Coal	87%		76%
MISO Coal	95%		90%
PJM/MISO Gas	1%		56%
West	98%		100%
Other	94%		94%
Total	89%		81%

Generation Volume(4):
PJM Coal	5,030.6		4,123.0
MISO Coal	1,225.9		1,620.5
PJM/MISO Gas	0.7		86.7
West	924.1		145.1
Other	1,220.0		1,251.1
Total	8,401.3		7,226.4

Unit Margin ($/MWh)(5):
PJM Coal	$27.48		$20.36
MISO Coal	23.24		21.52
PJM/MISO Gas	—		98.50
West	0.78		(4.56)
Other	(0.74)		4.29
Total weighted average	$19.80		$18.27

(1)     The percent economic represents generation volume divided by maximum generation at 100% plant availability.

(2)     Economic generation is estimated generation at 100% plant availability based on an hourly analysis of when it is economical to generate based on the price of power, fuel, emission allowances and variable operating costs.

(3)     Commercial capacity factor is the generation volume divided by the economic generation.

(4)     Excludes generation volume related to power purchase agreements, which includes tolling agreements.

(5)     Represents open energy gross margin divided by generation volume.

Wholesale Energy Revenues.

	Three Months Ended March 31,
	2006	2005	Change
	(in millions)

Wholesale energy third-party revenues	$616	$557	$59	(1)
Wholesale energy intersegment revenues	146	107	39	(2)
Unrealized gains (losses)	149	(145)	294	(3)
Total wholesale energy revenues	$911	$519	$392

(1)     Increase primarily due to (a) increase in natural gas and power sales volumes and (b) increase in natural gas prices. These increases were partially offset by a decrease in power sales prices.

(2)     Increase primarily due to higher volumes due to more retail energy segment sales in PJM.

(3)     See footnote (6) under “Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 — Wholesale Energy Contribution Margin.”

Wholesale Energy Purchased Power, Fuel and Cost of Gas Sold.

	Three Months Ended March 31,
	2006	2005	Change
	(in millions)

Wholesale energy third-party costs	$640	$484	$156	(1)
Unrealized (gains) losses	62	(116)	178	(2)
Total wholesale energy	$702	$368	$334

(1)     Increase primarily due to (a) higher prices of natural gas and coal and (b) increases in volumes of natural gas and purchased power.

(2)     See footnote (6) under “Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 — Wholesale Energy Contribution Margin.”

In analyzing the results of our wholesale energy segment, we use the non-GAAP financial measures “open energy gross margin” and “open wholesale gross margin,” which exclude the items below. We use these measures in addition to, and in conjunction with, contribution margin and wholesale energy gross margin in order to analyze the results of the wholesale energy segment. Open energy gross margin and open wholesale gross margin should not be relied upon to the exclusion of GAAP financial measures. The items that are excluded from open energy gross margin and open wholesale gross margin have or have had a recurring effect on our earnings and reflect aspects of our business that are not taken into account by these measures. We compensate for the limitations of the measures open energy gross margin and open wholesale gross margin by also using and analyzing GAAP measures to understand our business.

Unrealized Gains/Losses on Energy Derivatives. See above under Retail Energy.

Historical Wholesale Hedges. We exclude the effect of certain historical, although recurring until the contracts terminate, wholesale hedges that were entered into in order to hedge the economics of our wholesale operations. See footnote (4) below. In light of our decision in February 2006 to substantially reduce new hedges of our generation, we believe that it is useful to us, investors, analysts and others to show our results in the absence of these hedges because the impact of these historical hedges on our financial results is not a function of the operating performance of our generation assets, and excluding the impact helps isolate the operating performance of our generation assets under prevailing market conditions.

Changes in California-Related Receivables and Reserves. We excluded the impact of changes in receivables and reserves relating to energy sales in California from October 2000 through June 2001. We reached a settlement during the third quarter of 2005. Because of the market conditions and regulatory events that underlie the changes in receivables and reserves, we believe that excluding this item (a) is useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another and (b) provides a more meaningful representation of our results of operations on an ongoing basis. For additional information, see note 13 to our consolidated financial statements in our Form 10-K.

Wholesale Energy Contribution Margin.

	Three Months Ended March 31,
	2006	2005	Change
	(in millions)
Open energy gross margin(1):
PJM Coal	$138	$84	$54	(2)
MISO Coal	28	35	(7)
PJM/MISO Gas	—	9	(9)
West	1	(1)	2
Other	(1)	5	(6)
Total	166	132	34

Other margin(3):
PJM Coal	10	11	(1)
MISO Coal	2	1	1
PJM/MISO Gas	3	3	—
West	37	39	(2)
Other	24	25	(1)
Total	76	79	(3)

Total open wholesale gross margin	242	211	31

Historical wholesale hedges(4)	(120)	(30)	(90	)(5)
Net unrealized gains (losses) on energy derivatives	87	(29)	116	(6)
Changes in California-related receivables and reserves	—	(1)	1

Wholesale energy gross margin	209	151	58
Operation and maintenance	134	132	2	(7)
Bad debt expense	(3)	—	(3)
Total wholesale energy contribution margin	$78	$19	$59

(1)     Open energy gross margin is a model-derived number based on generation volume assuming (a) it had been sold at day-ahead power prices in the case of coal-fired generation and real-time power prices in the case of natural gas-fired generation and (b) it had been purchased at delivered spot fuel prices, each without regard to the effect of our historical wholesale hedges or prices actually paid or received.

(2)     Increase primarily due to (a) higher unit margins (higher power prices and lower coal costs), (b) full capacity at Seward in 2006 versus partial capacity in 2005 and (c) increased commercial capacity factor driven by lower planned and unplanned outages.

(3)     Other margin represents power purchase agreements, capacity payments and ancillary revenues. In addition, other margin includes settlement of forward power and fuel sales and purchases for the West region.

(4)     Historical wholesale hedges were entered into to primarily hedge the economics of our wholesale operations. These amounts primarily relate to settlements of forward power and fuel hedges, long-term tolling purchases, long-term natural gas transportation contracts, storage contracts and our legacy energy trading. These amounts are derived based on methodology consistent with the calculation of open energy gross margin above.

(5)     Increased loss primarily due to (a) $61 million impact of unwinding PJM power sales hedges in the fourth quarter of 2005, (b) $39 million due to increases in coal contract prices combined with slightly lower market prices and (c) $10 million due to losses on remaining power hedges as a result of an increase in market prices. These losses were partially offset by $23 million due to increased sales of natural gas inventory.

(6)     Increase primarily due to (a) $72 million higher unrealized gains in 2006 as compared to 2005 on positions entered into to hedge the economics of our business operations, which receive mark-to-market accounting treatment, (b) $19 million reversal of previously recognized unrealized losses resulting from the settlement of positions during 2006 when compared to the same period in 2005 and (c) $25 million gain due to changes in cash flow and economic hedge ineffectiveness as compared to 2005.

(7)   Increase primarily due to (a) $8 million increase in taxes other than income and (b) $3 million increase in plant support costs. These increases were partially offset by (a) $6 million decrease in planned power generation maintenance projects and outages and (b) $4 million decrease in salaries and benefits, excluding plant personnel.

Other General and Administrative. Other general and administrative expenses did not change significantly.

(Gains) Losses on Sales of Assets and Emission Allowances, Net. See note 13 to our interim financial statements.

Depreciation and Amortization.

Net accelerated depreciation on certain facilities due to early retirements		$(15)
Information system assets fully depreciated	(6)
Decrease in amortization of emission allowances	(2	)(1)
Other, net	(4)
Net decrease in expense		$(27)

(1)     Amortization of emission allowances was $6 million during the three months ended March 31, 2006 compared to $8 million for the same period during 2005.

Income (Loss) of Equity Investments, Net. Income (loss) of equity investments did not change significantly.

Interest Expense.

Higher interest rates	$3
Increase in outstanding debt	11
Other, net	(1)
Net increase in expense	$13

Interest Income. Interest income increased by $4 million primarily due to net margin deposits.

Income Tax Expense (Benefit). See note 8 to our interim financial statements.

Discontinued Operations. See note 14 to our interim financial statements.

Liquidity and Capital Resources

During the three months ended March 31, 2006, we used $228 million in operating cash flows from continuing operations. Excluding the changes in margin deposits of $120 million and $155 million in payments relating to the western states and Cornerstone settlements (see notes 12 and 13 to our consolidated financial statements in our Form 10-K), we used $193 million in operating cash flows from continuing operations. In addition, we received $188 million of net proceeds from sales of emission allowances.

In February and March 2006, we used net proceeds of $952 million relating to the sale of our New York plants to pay down debt. See note 14 to our interim financial statements.

As of April 28, 2006, we had total collateral postings of $2.2 billion, which is a $400 million decrease from December 31, 2005 due primarily to the liquidation of certain hedges and a decrease in accounts payable. As of April 28, 2006, additional postings of $185 million could have been required by counterparties.

As of April 28, 2006, we had total available liquidity of $667 million, comprised of $621 million in unused borrowing capacity under our senior secured revolver and $46 million of cash and cash equivalents.

See “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of our Form 10-K.

Credit Risk

By extending credit to our counterparties, we are exposed to credit risk. As of March 31, 2006, our derivative assets and accounts receivable from our wholesale energy and ERCOT power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, are:

Credit Rating Equivalent	Exposure Before Collateral(1)	Credit Collateral Held	Exposure Net of Collateral	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	(dollars in millions)

Investment grade	$219	$27	$192	—	$—
Non-investment grade	660	—	660	2	648
No external ratings:
Internally rated – Investment grade	309	—	309	1	158
Internally rated – Non-investment grade	13	—	13	—	—
Total	$1,201	$27	$1,174	3	$806

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

As of March 31, 2006, two non-investment grade counterparties and one investment grade counterparty represented 55% ($648 million) and 14% ($158 million), respectively, of our credit exposure, net of collateral. As of December 31, 2005, two non-investment grade counterparties and one investment grade counterparty represented 59% ($918 million) and 12% ($183 million), respectively, of our credit exposure, net of collateral. Since December 31, 2005, our credit exposure to non-investment grade counterparties decreased primarily due to changes in commodity prices and the settlement of certain contracts. There were no other counterparties representing greater than 10% of our net credit exposure.

Off-Balance Sheet Arrangements

As of March 31, 2006, we have no off-balance sheet arrangements.

Historical Cash Flows

Cash Flows — Operating Activities

	Three Months Ended March 31,
	2006	2005		Change
	(in millions)

Operating income	$18	$36		$(18)
Depreciation and amortization	81	108		(27)
(Gains) losses on sales of assets and emission allowances, net	(151)	1		(152)
Net unrealized gains on energy derivatives	(23)	(124)		101
Western states and Cornerstone settlement payments	(155)	—		(155)
Margin deposits on energy trading and hedging activities, net	120 (1)	(226	)(2)	346
Change in accounts and notes receivable and accounts payable, net	13	143	(3)	(130)
Net option premiums sold (purchased)	(14)	56		(70)
Interest payments	(95)	(79)		(16)
Income tax (payments) net of refunds	(1)	4		(5)
Other, net	(21)	22		(43)
Net cash used in continuing operations from operating activities	(228)	(59)		(169)
Net cash provided by discontinued operations from operating activities	7	36		(29)
Net cash used in operating activities	$(221)	$(23)		$(198)

(1)     Change primarily due to a decrease in counterparty obligations partially offset by a decrease in net unrealized value of our broker accounts.

(2)     Change primarily due to decrease in net unrealized value of our broker accounts.

(3)     Change primarily due to (a) seasonality in our retail energy segment, (b) a decrease in accounts receivable in our wholesale energy segment driven by the discontinuance of the majority of a “provider of last resort” contract at the end of 2004 and (c) a decrease in net power purchase obligations in our wholesale energy segment.

Cash Flows — Investing Activities

	Three Months Ended March 31,
	2006		2005	Change
	(in millions)

Capital expenditures	$(22)		$(10)	$(12)
Proceeds from sales of emission allowances	188		23	165
Purchases of emission allowances	—		(39)	39
Restricted cash	(34	)(1)	30	(64)
Other, net	4		—	4
Net cash provided by continuing operations from investing activities	136		4	132
Net cash provided by (used in) discontinued operations from investing activities	968		(4)	972
Net cash provided by investing activities	$1,104		$—	$1,104

(1)     Subsequent to the sale of the New York plants, Orion Power Holdings, Inc. is only able to distribute a portion of its cash to Reliant Energy, thus, its classification as restricted cash.

Cash Flows — Financing Activities

	Three Months Ended March 31,
	2006		2005	Change
	(in millions)

Payments under senior secured term loan due 2010	$(318	)(1)	$—	$(318)
Payments under REMA’s(2) term loans	—		(28)	28
Net borrowings under receivables facility	—		45	(45)
Net borrowings under senior secured revolver due 2009	26		8	18
Proceeds from issuance of stock	5		6	(1)
Other, net	(2)		2	(4)
Net cash provided by (used in) continuing operations from financing activities	(289)		33	(322)
Net cash used in discontinued operations from financing activities	(638	)(1)	—	(638)
Net cash provided by (used in) financing activities	$(927)		$33	$(960)

(1)     We used the net proceeds from the sale of our New York plants to pay down debt. See note 14 to our interim financial statements.

(2)     REMA is defined as Reliant Energy Mid-Atlantic Power Holdings, LLC and its consolidated subsidiaries.

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

See note 2 to our interim financial statements.

Significant Accounting Policies

See note 2 to our consolidated financial statements in our Form 10-K.

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

Non-Trading Market Risks

Commodity Price Risk

We assess the risk of our non-trading derivatives using a sensitivity analysis that measures the potential loss in fair value based on a hypothetical 10% movement in the underlying energy prices. The loss impacts from our sensitivity analysis are:

As of	Market Prices	Fair Value of Cash Flow Hedges	Earnings Impact of Other Derivatives	Total Potential Loss in Fair Value
			(in millions)

March 31, 2006	10% decrease	$5	$170	$175
December 31, 2005	10% decrease	19	174	193

As of March 31, 2006, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending March 31, 2007	Remainder of 2007	2008	2009	2010	2011 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$(372)	$(90)	$(137)	$7	$(1)	$—	$(593)
Prices provided by other external sources	89	111	29	(4)	—	—	225
Prices based on models and other valuation methods	(13)	(15)	88	4	5	24	93
Total mark-to-market non-trading derivatives	(296)	6	(20)	7	4	24	(275)
Cash flow hedges	(284)	(88)	(53)	(30)	(29)	(42)	(526)
Total	$(580)	$(82)	$(73)	$(23)	$(25)	$(18)	$(801)

Interest Rate Risk

We assess interest rate risks using a sensitivity analysis that measures the potential change in our interest expense based on a hypothetical one percentage point movement in the underlying variable interest rate indices. If interest rates increased (decreased) one percentage point from their March 31, 2006 and December 31, 2005 levels, our annual interest expense would have increased (decreased) by $17 million and $18 million, respectively, and our annual interest expense, net of interest income, would not have changed significantly.

We estimated these amounts by considering the impact of hypothetical changes of interest rates on our variable-rate debt adjusted for:  cash and cash equivalents and net margin deposits on energy trading and hedging activities outstanding at the respective balance sheet dates.

If interest rates decreased by one percentage point from their March 31, 2006 and December 31, 2005 levels, the fair market values of our fixed-rate debt would have increased by $197 million and $200 million, respectively.

Trading Market Risks

As of March 31, 2006, the fair values of the contracts related to our legacy trading positions and recorded as net derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending March 31, 2007	Remainder of 2007	2008	2009	2010	2011 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$7	$3	$—	$—	$—	$—	$10
Prices provided by other external sources	(3)	(3)	11	3	—	—	8
Prices based on models and other valuation methods	(13)	(2)	(2)	—	—	—	(17)
Total	$(9)	$(2)	$9	$3	$—	$—	$1

Our consolidated realized and unrealized margins relating to these positions are (income (loss)):

	Three Months Ended March 31,
	2006	2005
	(in millions)

Realized	$(4)	$(16)
Unrealized	14	—
Total	$10	$(16)

An analysis of these net derivative assets and liabilities is:

	Three Months Ended March 31,
	2006		2005
Fair value of contracts outstanding, beginning of period	$(20)		$26
Contracts realized or settled	(1	)(1)	10 (2)
Contracts transferred to non-trading	—		(4)
Changes in valuation techniques	—		—
Changes in fair values attributable to market price and other market changes	22		(7)
Fair value of contracts outstanding, end of period	$1		$25

(1)     Amount includes realized loss of $4 million offset by deferred settlements of $(5) million.

(2)     Amount includes realized loss of $16 million offset by deferred settlements of $6 million.

The daily value-at-risk for most of our legacy trading positions is:

	2006(1)	2005
	(in millions)

As of March 31	$2	$1
Three months ended March 31:
Average	4	2
High	7	3
Low	2	—

(1)     The major parameters for calculating daily value-at-risk remain the same during 2006 as disclosed in “Quantitative and Qualitative Disclosures About Non-Trading and Trading Activities and Related Market Prices” in Item 7A of our Form 10-K.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of March 31, 2006, the end of the period covered by this Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See note 10 to our interim financial statements in this Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2006, we issued 27,730 shares of unregistered common stock for warrants and 154,488 shares of unregistered common stock for $786,344 in cash pursuant to warrant exercises under an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS

Exhibits.

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT ENERGY, INC.
(Registrant)

May 10, 2006	By:	/s/ Thomas C. Livengood
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

+*10.1	Form of Long-Term Incentive Plan Quarterly Common Stock and Premium Restricted Stock Award Agreement for Directors

10.2	Settlement Agreement between Reliant Energy, Inc. and Seneca Capital, L.P., dated as of April 18, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K dated April 18, 2006	1-16455	10.1

+31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+99.1	Reliant Energy, Inc.’s note 12 to its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005