Form 10-Q
period 2006-06-30
RELIANT ENERGY INC
filed 2006-08-08
CIK 1126294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

As of July 31, 2006, the latest practicable date for determination, Reliant Energy, Inc. had 307,577,274 shares of common stock outstanding and no shares of treasury stock.

TABLE OF CONTENTS

Forward-Looking Information

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Consolidated Statements of Operations (unaudited) Three and Six Months Ended June 30, 2006 and 2005
Consolidated Balance Sheets June 30, 2006 (unaudited) and December 31, 2005
Consolidated Statements of Cash Flows (unaudited) Six Months Ended June 30, 2006 and 2005
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

i

FORWARD-LOOKING INFORMATION

Projections, estimates or assumptions about revenues, costs, income, cash flow and other future events are called “forward-looking statements.”  These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. In some cases, you can identify forward-looking statements by words like “anticipate,” “estimate,” “believe,” “intend,” “may,” “expect” or similar words. Forward-looking statements are not guarantees of future performance. Actual results may differ from forward-looking statements. Each forward-looking statement speaks only as of its date and we are under no obligation to update these statements. For information about factors that could cause our actual results to differ from forward-looking statements, see “Risk Factors” in Item 1A of Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (Form 10-K) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events” in Item 2 of this Quarterly Report on Form 10-Q.

ii

PART I.

FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Revenues (including $52,393, $45,072, $201,899 and $(100,341) unrealized gains (losses))	$2,774,903	$2,431,392	$5,227,588	$4,148,709
Expenses:
Purchased power, fuel and cost of gas sold (including $(364), $93,100, $(126,402) and $362,667 unrealized gains (losses))	2,233,908	1,838,353	4,483,957	3,180,438
Operation and maintenance	229,975	207,165	415,530	377,713
Selling, general and administrative	91,690	83,637	162,430	142,896
Gains on sales of assets and emission allowances, net	(4,854)	(24,672)	(156,330)	(23,919)
Depreciation and amortization	91,092	103,920	171,597	212,372
Total operating expense	2,641,811	2,208,403	5,077,184	3,889,500
Operating Income	133,092	222,989	150,404	259,209
Other Income (Expense):
Income (loss) of equity investments, net	2,061	(3,676)	2,387	(3,844)
Other, net	744	(22,821)	829	(22,879)
Interest expense	(103,444)	(98,560)	(211,606)	(193,906)
Interest income	6,877	6,841	15,895	12,053
Total other expense	(93,762)	(118,216)	(192,495)	(208,576)
Income (Loss) from Continuing Operations Before Income Taxes	39,330	104,773	(42,091)	50,633
Income tax expense	16,603	54,681	74,249	41,998
Income (Loss) from Continuing Operations	22,727	50,092	(116,340)	8,635
Income (loss) from discontinued operations	(8,551)	48,632	(3,571)	65,167
Income (Loss) Before Cumulative Effect of Accounting Change	14,176	98,724	(119,911)	73,802
Cumulative effect of accounting change, net of tax	—	—	968	—
Net Income (Loss)	$14,176	$98,724	$(118,943)	$73,802

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.07	$0.17	$(0.38)	$0.03
Income (loss) from discontinued operations	(0.02)	0.16	(0.01)	0.22
Income (loss) before cumulative effect of accounting change	0.05	0.33	(0.39)	0.25
Cumulative effect of accounting change, net of tax	—	—	—	—
Net income (loss)	$0.05	$0.33	$(0.39)	$0.25

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.07	$0.16	$(0.38)	$0.03
Income (loss) from discontinued operations	(0.02)	0.14	(0.01)	0.21
Income (loss) before cumulative effect of accounting change	0.05	0.30	(0.39)	0.24
Cumulative effect of accounting change, net of tax	—	—	—	—
Net income (loss)	$0.05	$0.30	$(0.39)	$0.24

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Share and Per Share Amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$69,819	$88,397
Restricted cash	9,873	26,906
Accounts and notes receivable, principally customer, net of allowance of $33,993 and $34,054	1,328,865	1,171,673
Inventory	290,760	299,099
Derivative assets	322,077	725,964
Margin deposits	1,403,865	1,716,035
Accumulated deferred income taxes	254,879	361,547
Prepayments and other current assets	135,836	137,498
Current assets of discontinued operations	10,804	203,332
Total current assets	3,826,778	4,730,451
Property, plant and equipment, gross	7,149,202	7,112,684
Accumulated depreciation	(1,318,389)	(1,178,624)
Property, Plant and Equipment, net	5,830,813	5,934,060
Other Assets:
Goodwill	386,594	386,594
Other intangibles, net	460,770	510,582
Derivative assets	447,868	527,799
Prepaid lease	253,401	259,412
Other	328,327	339,112
Long-term assets of discontinued operations	—	880,796
Total other assets	1,876,960	2,904,295
Total Assets	$11,534,551	$13,568,806

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$494,390	$789,325
Accounts payable, principally trade	769,078	886,965
Derivative liabilities	819,086	1,219,954
Margin deposits	15,000	15,588
Other	446,038	397,942
Current liabilities of discontinued operations	35,270	96,456
Total current liabilities	2,578,862	3,406,230
Other Liabilities:
Derivative liabilities	613,022	812,695
Other	366,430	389,083
Long-term liabilities of discontinued operations	—	779,678
Total other liabilities	979,452	1,981,456
Long-term Debt	4,226,437	4,317,427
Commitments and Contingencies
Temporary Equity Stock-based Compensation	2,211	—
Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 306,985,912 and 304,900,193 issued)	68	66
Additional paid-in capital	5,888,855	5,846,747
Retained deficit	(1,817,447)	(1,698,504)
Accumulated other comprehensive loss	(323,887)	(284,281)
Accumulated other comprehensive loss of discontinued operations	—	(335)
Total stockholders’ equity	3,747,589	3,863,693
Total Liabilities and Equity	$11,534,551	$13,568,806

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash Flows from Operating Activities:
Net income (loss)	$(118,943)	$73,802
(Income) loss from discontinued operations	3,571	(65,167)
Net income (loss) from continuing operations and cumulative effect of accounting change	(115,372)	8,635
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of accounting change	(968)	—
Depreciation and amortization	171,597	212,372
Deferred income taxes	68,644	37,329
Net unrealized gains on energy derivatives	(75,497)	(262,326)
Amortization of deferred financing costs	7,982	7,406
Gains on sales of assets and emission allowances, net	(156,330)	(23,919)
Other, net	36,766	46,752
Changes in other assets and liabilities:
Accounts and notes receivable, net	(135,413)	(90,381)
Inventory	6,269	(21,121)
Margin deposits, net	311,582	(205,676)
Net derivative assets and liabilities	(137,484)	61,536
Western states and Cornerstone settlement payments	(159,319)	—
Accounts payable	35,514	186,080
Other current assets	8,304	26,311
Other assets	14,663	(21,706)
Taxes payable/receivable	(29,884)	(14,045)
Other current liabilities	31,285	(14,936)
Other liabilities	2,845	11,766
Net cash used in continuing operations from operating activities	(114,816)	(55,923)
Net cash provided by (used in) discontinued operations from operating activities	(36,997)	27,995
Net cash used in operating activities	(151,813)	(27,928)
Cash Flows from Investing Activities:
Capital expenditures	(41,919)	(33,065)
Proceeds from sales of assets, net	1,382	44,932
Proceeds from sales of emission allowances	197,201	70,447
Purchases of emission allowances	(3,273)	(89,147)
Restricted cash	17,033	29,974
Other, net	4,750	2,500
Net cash provided by continuing operations from investing activities	175,174	25,641
Net cash provided by discontinued operations from investing activities	967,568	20,541
Net cash provided by investing activities	1,142,742	46,182
Cash Flows from Financing Activities:
Payments of long-term debt	(326,201)	(36,396)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	(55,337)	24,019
Proceeds from issuances of stock	10,031	14,441
Net cash provided by (used in) continuing operations from financing activities	(371,507)	2,064
Net cash used in discontinued operations from financing activities	(638,000)	—
Net cash provided by (used in) financing activities	(1,009,507)	2,064
Net Change in Cash and Cash Equivalents	(18,578)	20,318
Cash and Cash Equivalents at Beginning of Period	88,397	105,054
Cash and Cash Equivalents at End of Period	$69,819	$125,372
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$189,243	$172,296
Income taxes paid (net of income tax refunds received) for continuing operations	$34,937	$18,125

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

Adjustments and Reclassifications. The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to present fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for electricity and energy services, changes in commodity prices, changes in our “price-to-beat” rate and other regulations, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors. We have reclassified certain immaterial amounts reported in this Form 10-Q from prior periods to conform to the 2006 presentation. These reclassifications had no impact on reported earnings/losses. We reclassified net purchases of emission allowances of $19 million for the six months ended June 30, 2005 from operating to investing cash flows.

Changes in Estimates for Retail Energy Sales and Costs. The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage after consideration of initial usage information provided by the independent system operators and the distribution companies. We revise these estimates and record any changes in the period as information becomes available (collectively referred to as “market usage adjustments”). During the three months ended June 30, 2006 and 2005, we recognized in gross margin (revenues less purchased power, fuel and cost of gas sold) $13 million of loss and $0, respectively, and during the six months ended June 30, 2006 and 2005, we recognized in gross margin $1 million of loss and $12 million of loss, respectively, related to market usage adjustments.

Change in Estimate for Derivatives. See note 5 regarding a change in accounting estimate relating to our derivatives.

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

As of June 30, 2006, 36 million shares are authorized for issuance under our stock-based incentive plans, with no more than 25% of these shares available for grant as awards of restricted stock and non-restricted grants of common stock or units denominated in common stock. We generally issue new shares when stock options are exercised and for the issuance of our other equity-based awards.

Summary. Prior to January 1, 2006, we applied the intrinsic value method of accounting for employee stock-based incentive plans (APB No. 25). Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (using the modified prospective method), which requires compensation costs related to share-based transactions to be recognized in the financial statements based on estimated fair values at the grant dates. Our financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS No. 123R; however, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of the new standard. Our compensation expense for our stock-based incentive plans was:

	Six Months Ended June 30,
	2006	2005
	(in millions)

Stock-based incentive plans compensation expense (pre-tax)	$17	$9
Income tax impact	(6)	(4)
After-tax expense	$11	$5

We did not capitalize any stock-based compensation costs as an asset during the six months ended June 30, 2006 and 2005.

We recorded a cumulative effect of an accounting change of $2 million ($1 million, net of tax of $1 million) during the three months ended March 31, 2006 related to the adoption of SFAS No. 123R for the estimated future forfeitures on the compensation expense previously recognized in our consolidated financial statements for the unvested awards outstanding as of January 1, 2006.

By the end of 2006, we will assess the income tax impacts and adopt one of the methods allowed under the transition provisions of SFAS No. 123R to account for excess tax benefits, if any, available to absorb tax deficiencies recognized subsequent to the adoption. During the six months ended June 30, 2006, the accounting change did not impact cash flows from operating and financing activities due to our tax net operating loss carryforwards.

Valuation Data. Below is the description of the methods used during the indicated periods to estimate the fair value of our various awards.

	Prior to January 1, 2006 (APB No. 25)	After January 1, 2006 (SFAS No. 123R)
Award:

Time-based stock options(1)	Intrinsic value on the grant date	Black-Scholes option-pricing model value on the grant date
Time-based restricted stock	Market price of our common stock on the grant date	No change
Time-based cash(2)	Market price of our common stock on each reporting measurement date	No change
Key employee award program:
Performance-based stock(3)	Market price of our common stock on each reporting measurement date	Market price of our common stock on each reporting measurement date until accounting grant date
Performance-based options(3)	Intrinsic value of option on each reporting measurement date	Black-Scholes option-pricing model value on each reporting measurement date until accounting grant date
Performance-based cash(2)(3)	Market price of our common stock on each reporting measurement date	No change
Employee stock purchase plan	No compensation expense recorded	Black-Scholes option-pricing model value on the first day of the offering period

(1)              No awards were granted during the six months ended June 30, 2006.

(2)              These are liability-classified awards under SFAS No. 123R.

(3)              No awards were granted during the six months ended June 30, 2006 and 2005.

Time-Based Stock Options. We grant time-based stock options to officers, key employees and directors at an exercise price equal to the market value of our common stock on the grant date. Generally, options vest 33.33% per year and have a term of 10 years. Beginning January 1, 2006, compensation expense is measured at fair value on the grant date, net of estimated forfeitures, and amortized to expense on a straight-line basis over the requisite service period for the entire award.

Summarized time-based option activity is:

	Six Months Ended June 30, 2006
	Options		Weighted Average Exercise Price

Beginning of period	11,646,667		$15.21
Granted	—
Exercised	(830,135	)(1)	7.25
Forfeited	(20,638)		3.51
Expired	(1,173,081)		28.77
End of period	9,622,813		14.27
Weighted average grant date fair value	N/A

(1)              Received proceeds of $6 million. Intrinsic value was $3 million on the exercise date. No tax benefits are expected to be realized in 2006 due to our tax net operating loss carryforwards.

During the six months ended June 30, 2005, we granted 30,000 time-based options with a weighted average exercise price of $12.47. During the six months ended June 30, 2005, we received proceeds for the exercise of time-

based options of $11 million for which the intrinsic value was $7 million. No tax benefits were realized during 2005 due to our tax net operating loss carryforwards.

For time-based options outstanding as of June 30, 2006:

	Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
					(in millions)

Outstanding	9,622,813	(1)(2)	$14.27	4.3	$29
Exercisable	9,380,098		14.50	4.2	27

(1)              We estimate that none of these will be forfeited.

(2)              As of June 30, 2006, the total compensation cost related to nonvested time-based stock options not yet recognized and the weighted-average period over which it is expected to be recognized is $0.3 million and 0.3 years, respectively.

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

Summarized restricted stock award activity is:

	Six Months Ended June 30, 2006
	Shares		Weighted Average Grant Date Fair Value

Beginning of period	1,855,583		$6.96
Granted	313,674		11.51
Vested	(794,792	)(1)	4.78
Forfeited	(71,010)		8.46
End of period	1,303,455	(2)	9.31

(1)              Based on the market price of our common stock on the vesting date, $8 million in fair value vested.

(2)              We estimate that 188,938 of these will be forfeited.

During the six months ended June 30, 2005, $6 million in fair value of our time-based restricted stock vested based on the market price of our common stock on the vesting date. During the six months ended June 30, 2005, the weighted average grant date fair value of time-based restricted stock activity was $12.49. As of June 30, 2006, the total compensation cost related to nonvested time-based restricted stock awards not yet recognized and the weighted-average period over which it is expected to be recognized is $5 million and 1.5 years, respectively.

Time-Based Cash Awards. We grant time-based cash awards (cash units with each cash unit having an equivalent fair market value of one share of our common stock on the vesting date) to officers and key employees. In general, these awards vest, subject to the participant’s continued employment, three years from the grant date. Compensation expense is measured at fair value on each financial reporting measurement date, net of estimated forfeitures, and amortized to expense on a straight-line basis over the requisite service period. We have a liability recorded of $4 million for these time-based cash awards as of June 30, 2006.

During the six months ended June 30, 2006 and 2005, no time-based cash awards vested and we did not pay cash for any stock-based liabilities. As of June 30, 2006, the total compensation cost related to nonvested time-based cash awards not yet recognized and the weighted-average period over which it is expected to be recognized is $5 million and 1.7 years, respectively.

Performance-Based Awards. We grant performance-based awards to officers and key employees. The number of performance-based awards earned is determined at the end of each performance period. All of the outstanding performance-based awards as of June 30, 2006 are for the 2004-2006 performance period, which is the requisite service period. Beginning January 1, 2006, compensation expense is measured at fair value, net of estimated forfeitures, at each reporting measurement date preceding the grant date for accounting purposes. We have broadly interpreted the criteria for determining if the service inception date precedes the grant date for our performance-based awards under SFAS No. 123R. For our performance-based cash unit awards, we have a liability recorded of $12 million as of June 30, 2006.

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

Summarized performance-based stock award activity of the Key Employee Program assuming a maximum payout (140%) is:

	Six Months Ended June 30, 2006
	Shares		Reporting Measurement Date Fair Value

Beginning of period	1,825,600
Granted	—
Vested	—
Forfeited	(67,200)
End of period	1,758,400	(1)	$11.98

(1)              We estimate no awards will be forfeited prior to vesting.

Summarized performance-based option activity of the Key Employee Program assuming a maximum payout (140%) is:

	Six Months Ended June 30, 2006
	Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Beginning of period	7,758,800		$8.35
Granted	—		—
Exercised	—		—
Forfeited	(285,600)		8.14
Expired	—		—
End of period	7,473,200	(1)(2)	8.36	7.7
Exercisable at end of period	—		—	—

(1)              We estimate no awards will be forfeited prior to vesting.

(2)              The aggregate intrinsic value is $27 million.

During the six months ended June 30, 2005, no performance-based stock awards or options were granted or exercised.

Our option awards under the Key Employee Program are based on the following weighted average assumptions and resulting fair values:

Six Months Ended June 30, 2006

Expected term in years(1)	3.5
Estimated volatility(2)	48.60%
Risk-free interest rate	5.25%
Dividend yield	0%
Weighted-average fair value	$6.36

(1)              The expected term is based on a projection of exercise behavior considering the contractual terms and the participants of the option awards.

(2)              We estimated volatility based on historical and implied volatility of our common stock.

During the six months ended June 30, 2006 and 2005, no performance-based awards vested. As of June 30, 2006, the total compensation cost related to nonvested performance based awards not yet recognized and the weighted-average period over which it is expected to be recognized is $11 million and 0.5 years, respectively.

Employee Stock Purchase Plan. We have 18 million shares of authorized common stock reserved and approved for issuance under the Reliant Energy, Inc. Employee Stock Purchase Plan (ESPP). Under the ESPP, substantially all employees can purchase our common stock through payroll deductions of up to 15% of eligible compensation during semiannual offering periods commencing on January 1 and July 1 of each year. The share price paid by participants equals 85% of the lesser of the average market price on the first or last business day of each offering period.

Our employee stock purchase plan awards are based on the following weighted average assumptions and resulting fair values:

	Six Months Ended June 30,
	2006	2005(1)

Expected term in years	0.5	0.5
Estimated volatility(2)	52.88%	34.87%
Risk-free interest rate	4.40%	2.63%
Dividend yield	0%	0%
Weighted-average fair value	$3.16	$3.42

(1)              Because we applied APB No. 25 during 2005, this was only used for pro-forma data.

(2)              We estimated volatility based on the historical volatility of our common stock.

During the six months ended June 30, 2006 and 2005, we issued 359,966 shares and 371,606 shares, respectively, under the ESPP and received $3 million and $3 million, respectively, from the sale of shares to employees. Approximately 11.1 million reserved unissued shares were available under the ESPP as of June 30, 2006.

Pro-forma Data for 2005. If employee stock-based compensation costs had been expensed based on the fair value (determined using the Black-Scholes model and market price of our common stock) method of accounting applied to all stock-based awards, our pro forma results would be:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
	(in millions, except per-share amounts)

Net income, as reported	$99	$74
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6	5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(10)
Pro forma net income	$100	$69

Earnings per share:
Basic, as reported	$0.33	$0.25
Basic, pro forma	$0.33	$0.23
Diluted, as reported	$0.30	$0.24
Diluted, pro forma	$0.30	$0.22

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

Other. We did not use cash to settle equity instruments granted under stock-based compensation plans during the six months ended June 30, 2006 and 2005. During the six months ended June 30, 2006 and 2005, there were no significant modifications to our outstanding stock-based awards.

(3)         Comprehensive Income (Loss)

The components of total comprehensive income (loss) are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Net income (loss)	$14	$99	$(119)	$74
Other comprehensive income (loss), net of tax:
Deferred loss from cash flow hedges	(15)	(34)	(111)	(114)
Reclassification of net deferred (gain) loss from cash flow hedges realized in net income/loss	29	(22)	71	(31)
Comprehensive income (loss)	$28	$43	$(159)	$(71)

(4)         Goodwill

2006 Annual Goodwill Impairment Tests. We completed our annual goodwill impairment tests for our wholesale energy and retail energy reporting units effective April 1, 2006. No impairments occurred.

Estimation of Our Wholesale Energy Reporting Unit’s Fair Value. We updated a number of subjective factors and significant assumptions to estimate fair value in our April 2006 test compared to our September 2005 test, including (a) appropriate weighting of valuation approaches (income approach, market approach and comparable public company approach), (b) projections about future power generation margins, (c) estimates of our future cost structure, (d) required level of working capital and (e) assumed EBITDA multiple for terminal values, which changed from 8.0 to 7.5 primarily due to market factors affecting public company comparisons. See note 4(a) to our consolidated financial statements in our Form 10-K.

(5)         Derivative Instruments

For discussion of our derivative activities, see notes 2(d) and 5 to our consolidated financial statements in our Form 10-K. The income (loss) of our energy and interest rate derivative instruments is:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Energy derivatives:
Hedge ineffectiveness	$(21)	$(8)	$(70)	$(1)
Other net unrealized gains	73	146	145	263
Interest rate derivatives:
Hedge ineffectiveness	—	—	—	—
Other net unrealized losses	(2)	(4)	(5)	(8)
Total(1)(2)	$50	$134	$70	$254

(1)              No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(2)              During the three months ended June 30, 2006 and 2005, $0 and during the six months ended June 30, 2006 and 2005, $3 million and $0, respectively, were recognized in our results of continuing operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

During the three months ended June 30, 2006, we refined our methodology for estimating fair value of derivative instruments cleared and settled through brokers by modifying our discounting assumptions to be consistent with discounting assumptions used in estimating fair value of exchange-traded futures contracts. This change in accounting estimate had an impact during the three and six months ended June 30, 2006 as follows (income (loss)):

	Three and Six Months Ended June 30, 2006
	Income/Loss from Continuing Operations before Income Taxes		Net Income/Loss
	(in millions)

Cash flow hedges(1)	$—		$—
Mark-to-market derivatives	(32	)(2)	(20)
Total	$(32)		$(20	)(3)

(1)              The impact relating to cash flow hedges was an increase in our net derivative liabilities of $9 million and a $5 million increase in accumulated other comprehensive loss, net of income taxes.

(2)              This amount represented an increase in our net derivative liabilities and an increase in net unrealized losses on energy derivatives, which were recorded $(1) million in revenues and $(31) million in purchased power, fuel and cost of gas sold.

(3)              This represents a $(0.06) impact on diluted earnings/loss per share for the three and six months ended June 30, 2006.

Our derivative portfolio, excluding cash flow hedges, is $168 million (net liability) and $308 million (net liability) as of June 30, 2006 and December 31, 2005, respectively. Our cash flow hedges are valued at $494 million (net liability) and $471 million (net liability) as of June 30, 2006 and December 31, 2005, respectively.

As of June 30, 2006 and December 31, 2005, the maximum length of time we were hedging our exposure to the variability in future cash flows that may result from changes in commodity prices was seven years. As of June 30, 2006 and December 31, 2005, accumulated other comprehensive loss from derivatives was $324 million and $284 million, respectively. As of June 30, 2006, we expect $190 million of accumulated other comprehensive loss to be reclassified into our results of operations during the period from July 1, 2006 to June 30, 2007. However, the actual amount reclassified into earnings will vary from the amounts recorded as of June 30, 2006, due to future changes in market prices.

Although we discontinued our proprietary energy trading business in March 2003, we have legacy positions, which will be closed as economically feasible or in accordance with their terms. The margins associated with these transactions are (income (loss)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)

Revenues	$—	$(1)	$—	$(1)
Purchased power, fuel and cost of gas sold	—	1	10	(15)
Gross margin	$—	$—	$10	$(16)

(6)         Debt

Our outstanding debt is:

	June 30, 2006			December 31, 2005
	Weighted Average Stated Interest Rate(1)	Long-term	Current	Weighted Average Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Banking or Credit Facilities, Bonds and Notes:
Reliant Energy:
Senior secured revolver due 2009	8.80%	$323	$—	8.40%	$383	$—
Senior secured term loans (B1) due 2010(2)	7.47	222	13	6.09	240	313
Senior secured term loans (B2) due 2010	7.65	294	3	6.91	296	3
Senior secured notes due 2010	9.25	550	—	9.25	550	—
Senior secured notes due 2013	9.50	550	—	9.50	550	—
Senior secured notes due 2014	6.75	750	—	6.75	750	—
Convertible senior subordinated notes due 2010 (unsecured)	5.00	275	—	5.00	275	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)	12.00	400	—	12.00	400	—
PEDFA(3) fixed-rate bonds for Seward plant due 2036	6.75	500	—	6.75	500	—
Reliant Energy Channelview LP(4):
Term loans and revolving working capital facility:
Floating rate debt due 2006 to 2024	6.92	253	18	6.04	259	14
Fixed rate debt due 2014 to 2024	9.55	75	—	9.55	75	—
RE Retail Receivables, LLC facility due 2006	5.59	—	450	4.71	—	450
Total facilities, bonds and notes		4,192	484		4,278	780
Other:
Adjustment to fair value of debt(5)		34	10		39	9
Total other debt		34	10		39	9
Total debt		$4,226	$494		$4,317	$789

(1)              The weighted average stated interest rates are for borrowings outstanding as of June 30, 2006 or December 31, 2005.

(2)              As of December 31, 2005, we classified $638 million as discontinued operations. See note 14.

(3)              PEDFA is defined as Pennsylvania Economic Development Financing Authority.

(4)              We have obtained an updated waiver from the lenders, which expires on May 1, 2007, relating to insurance requirements specified in the credit agreement.

(5)              Included in interest expense during the three months ended June 30, 2006 and 2005 is amortization of $2 million and $2 million, respectively, and included in interest expense during the six months ended June 30, 2006 and 2005 is amortization of $4 million and $4 million, respectively, for valuation adjustments for debt.

Amounts borrowed and available for borrowing under our senior secured revolver as of June 30, 2006 are:

	Total Committed Credit	Drawn Amount	Letters of Credit	Unused Amount
	(in millions)
Reliant Energy senior secured revolver due 2009	$1,700	$323	$592	$785

RE Retail Receivables, LLC Facility. We have a receivables facility arrangement to sell an undivided interest in accounts receivable from our retail business to financial institutions on an ongoing basis. The assets of the special purpose subsidiary that purchases the receivables and then resells receivables under the facility are available first and foremost to satisfy the claims of its creditors. The special purpose subsidiary is a separate entity, which we consolidate. We have extended this facility through October 31, 2006.

(7)         Earnings Per Share

Reconciliations of the amounts used in the basic and diluted earnings (loss) per common share computations are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)

Income (loss) from continuing operations (basic)	$23	$50	$(116)	$9
Plus: Interest expense on 5.00% convertible senior subordinated notes, net of tax	2	2	— (1)	—
Income (loss) from continuing operations (diluted)	$25	$52	$(116)	$9

(1)              As we incurred a loss from continuing operations for this period, diluted loss per share is calculated the same as basic loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006		2005
	(shares in thousands)

Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding	306,780	301,250	306,208		300,848
Plus: Incremental shares from assumed conversions:
Stock options	2,309	2,100	—	(1)	2,360
Restricted stock and performance-based shares	604	1,136	—	(1)	1,205
Employee stock purchase plan	81	29	—	(1)	24
5.00% convertible senior subordinated notes	28,823	28,823	—	(1)	—
Warrants	3,995	4,341	—	(1)	4,470
Weighted average shares outstanding assuming conversion	342,592	337,679	306,208		308,907

(1)              See note (1) above regarding diluted loss per share.

We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	(shares in thousands, dollars in millions)

Shares excluded from the calculation of diluted earnings (loss) per share	—		—		35,657	(1)	28,823	(1)

Shares excluded from the calculation of diluted earnings (loss) per share because the exercise price exceeded the average market price	3,159	(2)	4,396	(2)	5,233	(2)	4,284	(2)

Interest expense that would be added to income if 5.00% convertible senior subordinated notes were dilutive	$—		$—		$4		$4

(1)              Potential shares excluded may consist of convertible senior subordinated notes, warrants, stock options, restricted stock, performance-based shares and/or shares related to employee stock purchase plan.

(2)              Relates to stock options.

(8)         Income Taxes

(a)         Tax Rate Reconciliation.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions, except percentages)

Income (loss) from continuing operations before income taxes	$39	$105	$(42)	$51
Federal statutory rate	35%	35%	35%	35%
Income tax expense (benefit) at statutory rate	14	37	(15)	18
Net addition (reduction) in taxes resulting from:
Federal tax reserves	—	1	1	2
Federal valuation allowance	20	6	90	6
Settlement of shareholder class action lawsuits	—	2	—	2
State income taxes, net of federal income taxes	2	7	15	12
Texas state law changes(1)	(19)	—	(19)	—
Other, net	(1)	2	2	2
Total	2	18	89	24
Income tax expense from continuing operations	$16	$55	$74	$42
Effective rate	42%	52%	Not Meaningful	83%

(1)              See note 8(d) below.

(b) Valuation Allowances.

We assess quarterly our future ability to use federal, state and foreign net operating losses, capital losses and other deferred tax assets. As a result of our recent history of losses and the change in our net federal deferred tax assets, we recorded $20 million and $90 million in valuation allowances against these tax assets during the three and six months ended June 30, 2006, respectively.

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

As of June 30, 2006 and December 31, 2005, we have accrued contingent federal and state tax liabilities related to our continuing operations of $41 million and $46 million, respectively. These balances are primarily classified in other long-term liabilities. We do not believe these contingencies will be resolved within the next 12 months.

As of June 30, 2006 and December 31, 2005, we have accrued contingent federal tax liabilities related to our discontinued European energy operations of $11 million included in other long-term liabilities in continuing operations. We reserved these amounts for potential future federal income tax assessments on certain income from our former European subsidiaries. If sustained, these assessments would increase our capital loss carryforwards by $45 million and reduce our tax net operating loss carryforwards by the same amount.

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

(d)         Changes in Accounting for Income Taxes or Tax Laws.

The Financial Accounting Standards Board recently issued guidance clarifying the accounting for uncertainty in income taxes recognized in our financial statements. Pursuant to the new guidance, which becomes effective for us in 2007, tax benefits are only recorded for positions where it is more-likely-than-not that our reported tax return treatment would be sustained if audited by relevant taxing authorities. Additional rules are provided for interest, penalties, changes in benefit recognition and other related matters. We cannot currently predict the effect this interpretation will have on our consolidated financial statements.

In May 2006, the State of Texas enacted substantial changes to its tax system. Effective January 1, 2007, the current Texas franchise tax comprised of taxable capital and earned surplus components will be replaced with a revised franchise tax based on modified gross revenue. As a result of the Texas law change, during the second quarter of 2006, we decreased our net deferred state tax liabilities by $19 million to reflect the estimated cumulative change to deferred tax items.

 (9)      Guarantees

We have guaranteed certain non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the guarantee was approximately $57 million as of June 30, 2006. We believe the likelihood that we would incur any significant losses under this guarantee is remote and, therefore, have not recorded a liability in our consolidated balance sheet as of June 30, 2006.

We also guarantee the $500 million PEDFA bonds, which are included in our consolidated balance sheet as outstanding debt. Our guarantees are secured by guarantees from all of our subsidiaries that guarantee the

December 2004 credit facilities and the collateral that secures our senior secured notes and October 2005 credit facility. The guarantees require us to comply with covenants substantially identical to those in the senior secured notes indentures. The PEDFA bonds will become secured by certain assets of Seward if the collateral supporting both the senior secured notes and our guarantees is released. Our maximum potential obligation under the guarantees is for payment of the principal of $500 million and related interest charges at a fixed rate of 6.75%.

We have guaranteed payments to a third party relating to energy sales from El Dorado Energy, LLC, a former investment. The estimated maximum potential amount of future payments under this guarantee is approximately $21 million as of June 30, 2006. We secured a portion of the guarantee with letters of credit. We have not recorded a liability in our consolidated balance sheet for this guarantee.

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

(10) Contingencies

We are parties to many legal proceedings, some of which involve substantial claim amounts. Unless otherwise noted, we cannot predict the outcome of these proceedings. In this note, we disclose only proceedings that became reportable during the three months ended June 30, 2006 and material developments in previously reported proceedings. For information about previously reported proceedings, see note 12 to our consolidated financial statements in our Form 10-K and note 10 to our interim financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2006, which notes (as updated below) are incorporated by reference into, and filed as exhibits to, this Form 10-Q.

Legal Matters.

Pending Western States Electricity and Natural Gas Litigation.

Natural Gas Actions. In February 2006, we executed our settlement agreement for the New York class action lawsuits (Cornerstone settlement agreement), which was approved in May 2006 by the United States District Court for the Southern District of New York. We paid the $8 million Cornerstone settlement to the plaintiffs during the first quarter of 2006.

In May 2006, a class action lawsuit was filed in the District Court of the City and County of Denver, Colorado, relating to alleged conduct to increase natural gas prices in violation of antitrust and similar laws during the period January 2000 through October 2002. The lawsuit seeks restitution and expenses and also names our subsidiary, Reliant Energy Services, Inc., as a party.

Electricity Actions. In May 2006 and July 2006, the California Superior Court approved our settlement agreement for the majority of the lawsuits in California relating to alleged conduct to increase electricity prices in violation of antitrust, unfair competition and similar laws. In accordance with the terms of the settlement agreement, in June 2006 and July 2006, we paid $3 million and $1 million, respectively, to the plaintiffs. There are two remaining lawsuits on appeal from orders that dismissed these cases in our favor. A third case is pending at the trial court level.

(11)  Supplemental Guarantor Information

Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes.

Condensed Consolidating Statements of Operations.

	Three Months Ended June 30, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$2,807	$333	$(365)	$2,775
Purchased power, fuel and cost of gas sold	—	2,395	197	(358)	2,234
Operation and maintenance	—	108	130	(7)	231
Selling, general and administrative	—	73	19	—	92
(Gain) loss on sales of receivables	—	19	(19)	—	—
Gains on sales of assets and emission allowances, net	—	—	(5)	—	(5)
Depreciation and amortization	—	45	46	—	91
Total	—	2,640	368	(365)	2,643
Operating income (loss)	—	167	(35)	—	132
Income of equity investments, net	—	2	—	—	2
Other, net	—	1	—	—	1
Income (loss) of equity investments of consolidated subsidiaries	44	(14)	—	(30)	—
Interest expense	(72)	(8)	(23)	—	(103)
Interest income	—	6	1	—	7
Interest income (expense) – affiliated companies, net	56	(33)	(23)	—	—
Total other income (expense)	28	(46)	(45)	(30)	(93)
Income (loss) from continuing operations before income taxes	28	121	(80)	(30)	39
Income tax expense (benefit)(2)	14	32	(30)	—	16
Income (loss) from continuing operations	14	89	(50)	(30)	23
Loss from discontinued operations	—	(1)	(8)	—	(9)
Net income (loss)	$14	$88	$(58)	$(30)	$14

	Three Months Ended June 30, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$2,418	$354	$(340)	$2,432
Purchased power, fuel and cost of gas sold	(1)	1,972	203	(335)	1,839
Operation and maintenance	—	93	119	(5)	207
Selling, general and administrative	—	57	26	—	83
(Gain) loss on sales of receivables	—	12	(12)	—	—
Gains on sales of assets and emission allowances, net	—	(3)	(24)	2	(25)
Depreciation and amortization	—	54	51	—	105
Total	(1)	2,185	363	(338)	2,209
Operating income (loss)	1	233	(9)	(2)	223
Loss of equity investments, net	—	(4)	—	—	(4)
Income (loss) of equity investments of consolidated subsidiaries	122	(10)	—	(112)	—
Other, net	—	(23)	—	—	(23)
Interest expense	(68)	(10)	(20)	—	(98)
Interest income	—	6	1	—	7
Interest income (expense) – affiliated companies, net	33	(11)	(22)	—	—
Total other income (expense)	87	(52)	(41)	(112)	(118)
Income (loss) from continuing operations before income taxes	88	181	(50)	(114)	105
Income tax expense (benefit)	(9)	84	(20)	—	55
Income (loss) from continuing operations	97	97	(30)	(114)	50
Income from discontinued operations	2	28	19	—	49
Net income (loss)	$99	$125	$(11)	$(114)	$99

	Six Months Ended June 30, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$5,296	$682	$(750)	$5,228
Purchased power, fuel and cost of gas sold	—	4,817	404	(737)	4,484
Operation and maintenance	—	201	228	(13)	416
Selling, general and administrative	—	125	37	—	162
(Gain) loss on sales of receivables	—	37	(37)	—	—
Gains on sales of assets and emission allowances, net	—	(19)	(137)	—	(156)
Depreciation and amortization	—	93	79	—	172
Total	—	5,254	574	(750)	5,078
Operating income	—	42	108	—	150
Income of equity investments, net	—	2	—	—	2
Other, net	—	1	—	—	1
Income of equity investments of consolidated subsidiaries	1	7	—	(8)	—
Interest expense	(148)	(19)	(44)	—	(211)
Interest income	—	13	3	—	16
Interest income (expense) – affiliated companies, net	112	(65)	(47)	—	—
Total other expense	(35)	(61)	(88)	(8)	(192)
Income (loss) from continuing operations before income taxes	(35)	(19)	20	(8)	(42)
Income tax expense (benefit)(2)	80	(21)	15	—	74
Income (loss) from continuing operations	(115)	2	5	(8)	(116)
Income (loss) from discontinued operations	(4)	(4)	4	—	(4)
Cumulative effect of accounting change, net of tax	—	1	—	—	1
Net income (loss)	$(119)	$(1)	$9	$(8)	$(119)

	Six Months Ended June 30, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$4,147	$695	$(693)	$4,149
Purchased power, fuel and cost of gas sold	(1)	3,478	387	(683)	3,181
Operation and maintenance	—	177	210	(10)	377
Selling, general and administrative	—	94	49	—	143
(Gain) loss on sales of receivables	—	23	(23)	—	—
Gains on sales of assets and emission allowances, net	—	(3)	(24)	3	(24)
Depreciation and amortization	—	111	102	—	213
Total	(1)	3,880	701	(690)	3,890
Operating income (loss)	1	267	(6)	(3)	259
Loss of equity investments, net	—	(4)	—	—	(4)
Income (loss) of equity investments of consolidated subsidiaries	118	(12)	—	(106)	—
Other, net	—	(23)	—	—	(23)
Interest expense	(135)	(18)	(40)	—	(193)
Interest income	—	11	1	—	12
Interest income (expense) – affiliated companies, net	65	(22)	(43)	—	—
Total other income (expense)	48	(68)	(82)	(106)	(208)
Income (loss) from continuing operations before income taxes	49	199	(88)	(109)	51
Income tax expense (benefit)	(21)	96	(33)	—	42
Income (loss) from continuing operations	70	103	(55)	(109)	9
Income from discontinued operations	4	35	26	—	65
Net income (loss)	$74	$138	$(29)	$(109)	$74

(1)              These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)              During the three and six months ended June 30, 2006, we recorded federal valuation allowances of $20 million and $90 million, respectively, related to our net federal deferred tax assets. This amount is reflected in the “Reliant Energy” column. See note 8.

Condensed Consolidating Balance Sheets.

	June 30, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$3	$39	$29	$(1)	$70
Restricted cash	—	—	9	1	10
Accounts and notes receivable, principally customer, net	—	298	1,041	(10)	1,329
Accounts and notes receivable – affiliated companies	976	1,534	1,067	(3,577)	—
Inventory	—	149	142	—	291
Derivative assets	—	307	15	—	322
Other current assets	—	1,823	109	(138)	1,794
Current assets of discontinued operations	—	10	1	—	11
Total current assets	979	4,160	2,413	(3,725)	3,827
Property, Plant and Equipment, net	—	3,171	2,660	—	5,831
Other Assets:
Goodwill	—	84	184	119	387
Other intangibles, net	—	151	310	—	461
Notes receivable – affiliated companies	2,256	774	94	(3,124)	—
Equity investments of consolidated subsidiaries	3,693	450	—	(4,143)	—
Derivative assets	—	440	8	—	448
Other long-term assets(2)	87	295	355	(156)	581
Total other assets	6,036	2,194	951	(7,304)	1,877
Total Assets	$7,015	$9,525	$6,024	$(11,029)	$11,535

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$16	$—	$478	$—	$494
Accounts payable, principally trade	5	716	48	—	769
Accounts and notes payable – affiliated companies	—	2,037	1,540	(3,577)	—
Derivative liabilities	—	766	53	—	819
Other current liabilities	204	347	59	(148)	462
Current liabilities of discontinued operations	—	9	26	—	35
Total current liabilities	225	3,875	2,204	(3,725)	2,579
Other Liabilities:
Notes payable – affiliated companies	—	2,335	789	(3,124)	—
Derivative liabilities	—	466	147	—	613
Other long-term liabilities(2)	76	221	226	(156)	367
Total other liabilities	76	3,022	1,162	(3,280)	980
Long-term Debt	2,964	501	761	—	4,226
Commitments and Contingencies
Temporary Equity Stock-based Compensation	2	—	—	—	2
Total Stockholders’ Equity(2)	3,748	2,127	1,897	(4,024)	3,748
Total Liabilities and Equity	$7,015	$9,525	$6,024	$(11,029)	$11,535

	December 31, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$3	$40	$45	$—	$88
Restricted cash	—	—	27	—	27
Accounts and notes receivable, principally customer, net	—	348	840	(16)	1,172
Accounts and notes receivable – affiliated companies	802	1,395	1,096	(3,293)	—
Inventory	—	161	138	—	299
Derivative assets	—	639	87	—	726
Other current assets	1	2,129	91	(6)	2,215
Current assets of discontinued operations	2	46	157	(2)	203
Total current assets	808	4,758	2,481	(3,317)	4,730
Property, Plant and Equipment, net	—	3,246	2,688	—	5,934
Other Assets:
Goodwill	—	84	184	119	387
Other intangibles, net	—	182	329	—	511
Notes receivable – affiliated companies	2,506	812	2	(3,320)	—
Equity investments of consolidated subsidiaries	3,721	364	—	(4,085)	—
Derivative assets	—	521	7	—	528
Other long-term assets	188	180	380	(150)	598
Long-term assets of discontinued operations	720	—	873	(712)	881
Total other assets	7,135	2,143	1,775	(8,148)	2,905
Total Assets	$7,943	$10,147	$6,944	$(11,465)	$13,569

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$316	$—	$473	$—	$789
Accounts payable, principally trade	8	848	31	—	887
Accounts and notes payable – affiliated companies	—	1,826	1,467	(3,293)	—
Derivative liabilities	—	1,081	139	—	1,220
Other current liabilities	62	305	69	(22)	414
Current liabilities of discontinued operations	—	49	49	(2)	96
Total current liabilities	386	4,109	2,228	(3,317)	3,406
Other Liabilities:
Notes payable – affiliated companies	—	2,512	808	(3,320)	—
Derivative liabilities	—	657	156	—	813
Other long-term liabilities	11	262	266	(150)	389
Long-term liabilities of discontinued operations	638	—	854	(712)	780
Total other liabilities	649	3,431	2,084	(4,182)	1,982
Long-term Debt	3,044	501	772	—	4,317
Commitments and Contingencies
Total Stockholders’ Equity	3,864	2,106	1,860	(3,966)	3,864
Total Liabilities and Equity	$7,943	$10,147	$6,944	$(11,465)	$13,569

(1)              These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)              See footnote (2) above under condensed consolidating statements of operations.

Condensed Consolidating Statements of Cash Flows.

	Six Months Ended June 30, 2006
	Reliant Energy	Guarantors(1)	Non-Guarantors(1)	Adjustments(2)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash used in continuing operations from operating activities	$(3)	$(78)	$(34)	$—	$(115)
Net cash provided by (used in) discontinued operations from operating activities	3	(8)	(32)	—	(37)
Net cash used in operating activities	—	(86)	(66)	—	(152)
Cash Flows from Investing Activities:
Capital expenditures	—	(19)	(23)	—	(42)
Investments in, advances to and from and distributions from subsidiaries, net (3)	295	(4)	(205)	(86)	—
Proceeds from sales of assets, net	—	—	1	—	1
Net proceeds from sales of emission allowances	—	55	139	—	194
Restricted cash	—	—	18	(1)	17
Other, net	—	5	—	—	5
Net cash provided by (used in) continuing operations from investing activities	295	37	(70)	(87)	175
Net cash provided by discontinued operations from investing activities	712	—	968	(712)	968
Net cash provided by investing activities	1,007	37	898	(799)	1,143
Cash Flows from Financing Activities:
Payments of long-term debt	(319)	—	(7)	—	(326)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	(60)	—	5	—	(55)
Changes in notes with affiliated companies, net (4)	—	48	(134)	86	—
Proceeds from issuances of stock	10	—	—	—	10
Net cash provided by (used in) continuing operations from financing activities	(369)	48	(136)	86	(371)
Net cash used in discontinued operations from financing activities	(638)	—	(712)	712	(638)
Net cash provided by (used in) financing activities	(1,007)	48	(848)	798	(1,009)
Net Change in Cash and Cash Equivalents	—	(1)	(16)	(1)	(18)
Cash and Cash Equivalents at Beginning of Period	3	40	45	—	88
Cash and Cash Equivalents at End of Period	$3	$39	$29	$(1)	$70

	Six Months Ended June 30, 2005
	Reliant Energy	Guarantors(1)	Non-Guarantors(1)	Adjustments(2)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$(48)	$(42)	$34	$—	$(56)
Net cash provided by discontinued operations from operating activities	6	6	16	—	28
Net cash provided by (used in) operating activities	(42)	(36)	50	—	(28)
Cash Flows from Investing Activities:
Capital expenditures	—	(20)	(13)	—	(33)
Investments in, advances to and from and distributions from subsidiaries, net (3)	102	(6)	(24)	(72)	—
Proceeds from sales of assets, net	—	—	45	—	45
Net proceeds from sales (purchases) of emission allowances	—	(40)	21	—	(19)
Restricted cash	—	—	30	—	30
Other, net	—	2	—	—	2
Net cash provided by (used in) continuing operations from investing activities	102	(64)	59	(72)	25
Net cash provided by (used in) discontinued operations from investing activities	22	29	(8)	(22)	21
Net cash provided by (used in) investing activities	124	(35)	51	(94)	46
Cash Flows from Financing Activities:
Payments of long-term debt	(3)	(1)	(32)	—	(36)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	(107)	—	131	—	24
Changes in notes with affiliated companies, net (4)	—	76	(148)	72	—
Proceeds from issuances of stock	14	—	—	—	14
Net cash provided by (used in) continuing operations from financing activities	(96)	75	(49)	72	2
Net cash used in discontinued operations from financing activities	—	—	(22)	22	—
Net cash provided by (used in) financing activities	(96)	75	(71)	94	2
Net Change in Cash and Cash Equivalents	(14)	4	30	—	20
Cash and Cash Equivalents at Beginning of Period	25	33	47	—	105
Cash and Cash Equivalents at End of Period	$11	$37	$77	$—	$125

(1)              During the six months ended June 30, 2006, Reliant Energy Retail Services, LLC, a guarantor, made a non-cash capital contribution of $75 million to RE Retail Receivables, LLC, its wholly owned subsidiary and a non-guarantor, in connection with the retail receivables facility. RE Retail Receivables, LLC will distribute this equity at the end of the facility. See note 6.

(2)              These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(3)              Net investments in, advances to and from and distributions from subsidiaries are classified as investing activities.

(4)              Net changes in notes with affiliated companies are classified as financing activities for subsidiaries of Reliant Energy and as investing activities for Reliant Energy.

(12)  Reportable Segments

Financial data for our segments are as follows:

	Retail Energy	Wholesale Energy		Other Operations		Eliminations	Consolidated
	(in millions)
Three months ended June 30, 2006:
Revenues from external customers	$2,217	$558	(1)	$—		$—	$2,775
Intersegment revenues	—	140		—		(140)	—
Gross margin(2)	381	160		—		—	541
Contribution margin(3)	271	(13)		—		—	258

Three months ended June 30, 2005:
Revenues from external customers	$1,717	$713		$2		$—	$2,432
Intersegment revenues	—	124		—		(124)	—
Gross margin(2)	353	237		3		—	593
Contribution margin(3)	270	81		1		—	352

Six months ended June 30, 2006 (except as denoted):
Revenues from external customers	$3,904	$1,323	(4)	$1		$—	$5,228
Intersegment revenues	—	286		—		(286)	—
Gross margin(2)	374	369		1		—	744
Contribution margin(3)	175	65		1		—	241
Total assets as of June 30, 2006	2,184	9,886		535	(5)	(1,070)	11,535

Six months ended June 30, 2005 (except as denoted):
Revenues from external customers	$3,021	$1,125		$3		$—	$4,149
Intersegment revenues	—	231		—		(231)	—
Gross margin(2)	576	388		4		—	968
Contribution margin(3)	427	100		2		—	529
Total assets as of December 31, 2005	2,762	9,871		1,691	(6)	(755)	13,569

(1)              Includes $382 million in revenues from a single counterparty, which represented 14% of our consolidated revenues and 68% of our wholesale energy segment revenues.

(2)              Revenues less purchased power, fuel and cost of gas sold.

(3)              Gross margin less (a) operation and maintenance, (b) selling and marketing and (c) bad debt expense.

(4)              Includes $655 million in revenues from a single counterparty, which represented 13% of our consolidated revenues and 50% of our wholesale energy segment revenues. As of June 30, 2006, $2 million was outstanding from this counterparty.

(5)              Other operations include discontinued operations of $11 million.

(6)              Other operations include discontinued operations of $1,084 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Reconciliation of Contribution Margin to Operating Income and Operating Income to Net Income (Loss):
Contribution margin	$258	$352	$241	$529
Other general and administrative	40	49	75	81
Gains on sales of assets and emission allowances, net	(5)	(25)	(156)	(24)
Depreciation	77	88	151	187
Amortization	14	17	21	26
Operating income	132	223	150	259
Income (loss) of equity investments, net	2	(4)	2	(4)
Other, net	1	(23)	1	(23)
Interest expense	(103)	(98)	(211)	(193)
Interest income	7	7	16	12
Income (loss) from continuing operations before income taxes	39	105	(42)	51
Income tax expense	16	55	74	42
Income (loss) from continuing operations	23	50	(116)	9
Income (loss) from discontinued operations	(9)	49	(4)	65
Income (loss) before cumulative effect of accounting change	14	99	(120)	74
Cumulative effect of accounting change, net of tax	—	—	1	—
Net income (loss)	$14	$99	$(119)	$74

(13) Sales of Assets and Emission Allowances

Sales of Emission Allowances.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	(in millions)

SO2(1) allowances	$7	(2)	$25	(3)	$194	(4)	$44	(5)
NOx(6) allowances	—		22	(7)	—		26	(8)
	$7		$47		$194		$70

(1)              SO2 is sulfur dioxide.

(2)              Sold 5,000 allowances relating to 2006 through 2010 vintage years.

(3)              Sold 31,000 allowances relating to 2005 vintage year.

(4)              Sold 162,000 allowances relating to 2006 through 2010 vintage years.

(5)              Sold 59,000 allowances relating to 2005 vintage year.

(6)              NOx is nitrogen oxides.

(7)              Sold 7,000 allowances relating to 2005 through 2007 vintage years.

(8)              Sold 9,000 allowances relating to 2005 through 2007 vintage years.

Summary of Gains and Losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)

Landfill-gas fueled power plants	$—	$—	$—	$(4)
REMA(1) hydropower plants	—	12	—	12
Emission allowances	5	11	156	15
Other, net	—	2	—	1
Gains on sales of assets and emission allowances, net	$5	$25	$156	$24

(1)              REMA is Reliant Energy Mid-Atlantic Power Holdings, LLC and its consolidated subsidiaries.

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

Assumptions Related to Debt, Deferred Financing Costs and Interest Expense on Discontinued Operations. Based on our contractual obligation (at the time the purchase and sale agreement was executed) to utilize a portion of the net proceeds from the sale to prepay debt, we classified $638 million of debt as discontinued operations as of December 31, 2005. See note 6. We also classified as discontinued operations the related deferred financing costs and interest expense on this debt. We allocated $0 and $10 million of related interest expense during the three months ended June 30, 2006 and 2005, respectively, and we allocated $15 million and $20 million of related interest expense during the six months ended June 30, 2006 and 2005, respectively, to discontinued operations.

(b)         All Discontinued Operations.

The following summarizes certain financial information of the businesses reported as discontinued operations:

	New York Plants	Ceredo Plant	European Energy	Total
	(in millions)
Three months ended June 30, 2006:
Revenues	$(1)	$—	$—	$(1)
Loss before income tax expense/benefit	(2)	—	—	(2)

Three months ended June 30, 2005:
Revenues	$204	$—	$—	$204
Income before income tax expense/benefit	27	—	30	57

Six months ended June 30, 2006:
Revenues	$111	$—	$—	$111
Loss before income tax expense/benefit	(4)	—	—	(4)

Six months ended June 30, 2005:
Revenues	$356	$—	$—	$356
Income before income tax expense/benefit	54	—	30	84

The following summarizes the assets and liabilities related to our New York discontinued operations:

	June 30, 2006		December 31, 2005
	(in millions)
Current Assets:
Accounts receivable, net	$1		$51
Derivative assets	10	(1)	87
Other current assets	—		65
Total current assets	11		203
Property, Plant and Equipment, net	—		761
Other Assets:
Other intangibles, net	—		69
Derivative assets	—		43
Other	—		8
Total long-term assets	—		881
Total Assets	$11		$1,084

Current Liabilities:
Accounts payable	$—		$15
Taxes payable	25	(2)	15
Derivative liabilities	9	(1)	50
Other current liabilities	1		16
Total current liabilities	35		96
Other Liabilities:
Accumulated deferred income taxes	—		120
Other liabilities	—		22
Total other liabilities	—		142
Long-term Debt	—		638
Total long-term liabilities	—		780
Total Liabilities	$35		$876
Accumulated other comprehensive loss	$—		$—

(1)              Relates to derivatives to be settled through December 2006.

(2)              Of this amount, approximately $20 million relates to state taxes to be paid in quarterly payments through December 2006 resulting from the sale.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K. The discussion includes non-GAAP financial measures, which are not standardized; therefore, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

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

•                  Wholesale energy — provides electricity and energy services in the competitive wholesale energy markets in the United States. We own and operate power plants or contract for power generation capacity. As of June 30, 2006, we had approximately 16,000 MW of owned or leased generation capacity in operation.

Key earnings drivers for our retail energy segment include the margin received from sales to our retail customers and the volume of electricity sold to these customers. Key earnings drivers for the wholesale energy segment include:

•                  the number of hours our generation is economic to operate;

•                  the commercial capacity factor of our power plants;

•                  unit margins received from our power plants;

•                  other margins received, from among other things, capacity payments and ancillary services; and

•                  the settlement of our historical hedges relative to current market prices.

Information regarding these key earnings drivers for our retail and wholesale energy segments for the three and six months ended June 30, 2006 and 2005 is included in this Form 10-Q.

Recent Events

In this section, we present forward-looking information about recent events that could impact our future results of operations. In addition to the factors described below, a number of other factors could affect our future results of operations, including changes in natural gas prices, plant availability, retail energy customer growth and other factors.

Retail Credit Structure.

We are currently negotiating to enter into a new retail credit structure, which is intended to substantially eliminate our net collateral postings and reduce our liquidity requirements associated with procuring supply for our retail energy business. Assuming we are successful in concluding these negotiations, we expect to sign an agreement with a credit support provider later this year. The structure is expected to be subject to various conditions to close, including amending and/or refinancing our senior secured revolver and term loans and obtaining required consents from the holders of our senior secured notes and our PEDFA bonds to amend the note indentures and our guarantees of the bonds. We began soliciting for the consents with respect to proposed amendments to the note indentures and our guarantees of the bonds on July 26, 2006. We expect to reduce our total debt outstanding upon implementation of the contemplated new retail credit structure.

Retail Products.

As part of our retail marketing efforts in Texas, we have made a concerted effort to offer retail customers competitive alternatives to the “price-to-beat.”  Through June 30, 2006, 45% of our ERCOT residential customers are served under such competitive products and approximately 37% of these customers are on term products. We are striving to move customers to term products in order to provide them with stabilized and/or reduced electricity costs and at the same time reduce our attrition risk and risk around regulatory uncertainty.

PUCT Rule.

In July 2006, the Public Utility Commission of Texas adopted an emergency rule to suspend disconnection of electric service through September 30, 2006 for elderly low-income customers who contact us and designated critical care residential customers. This rule expands payment options to all low-income customers during the summer. Under the emergency rule, the affected customers will have the ability to enter into deferred payment plans to pay for their electric usage over a period of up to six billing cycles. The adoption of this emergency rule allowing certain limited classes of customers to avoid disconnection for a period of time and expanding the availability of deferred payment plans could increase our bad debt expense and have a material impact on our results of operations.

Stock-Based Compensation.

We adopted SFAS No. 123R effective January 1, 2006 related to accounting for our stock-based incentive plans. Changing from the intrinsic value method to the fair value method has not had a material impact on our consolidated financial statements. If we change our compensation system to include more stock-based incentive awards, then this change in accounting could have a material impact to our consolidated financial statements in the future. See note 2 to our interim financial statements.

Other.

For additional information regarding factors that could have an impact on our future results of operations, see “Risk Factors” in Item 1A of our Form 10-K.

Consolidated Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

We reported $14 million consolidated net income, or $0.05 diluted earnings per share, for the three months ended June 30, 2006 compared to $99 million consolidated net income, or $0.30 earnings per diluted share, for the same period in 2005.

	Three Months Ended June 30,
	2006	2005	Change

Retail energy contribution margin	$271	$270	$1
Wholesale energy contribution margin	(13)	81	(94)
Corporate contribution margin	—	1	(1)
Other general and administrative	(40)	(49)	9
Gains on sales of assets and emission allowances, net	5	25	(20)
Depreciation and amortization	(91)	(105)	14
Income (loss) of equity investments, net	2	(4)	6
Other, net	1	(23)	24
Interest expense	(103)	(98)	(5)
Interest income	7	7	—
Income taxes	(16)	(55)	39
Income from continuing operations	23	50	(27)
Discontinued operations	(9)	49	(58)
Net income	$14	$99	$(85)

Retail Energy Segment Summary. Our retail energy segment’s contribution margin was $271 million during the three months ended June 30, 2006, compared to $270 million in the same period of 2005. The $1 million increase in contribution margin was primarily due to improved gross margin, excluding unrealized gains/losses, of $103 million, primarily offset by the net change in unrealized gains/losses on energy derivatives of $75 million and higher operation and maintenance, selling and marketing and bad debt expense of $27 million. See “— Retail Energy Margins” below for explanations.

Retail Energy Operational Data.

	Three Months Ended June 30,
	2006	2005
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	4,572	4,812
Non-Houston	2,013	1,458
Small Business:
Houston	954	879	(1)
Non-Houston	382	193	(1)
Total Mass	7,921	7,342
Commercial and Industrial:
ERCOT(2)(3)	8,631	8,735	(1)
Non-ERCOT	1,539	1,384
Total Commercial and Industrial	10,170	10,119
Market usage adjustments(4)	(62)	(147)
Total	18,029	17,314

(1)              Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 250 kilowatts and one MW from small business within mass to commercial and industrial. The 2005 data is presented on a comparable basis.

(2)              These volumes include customers of the General Land Office for whom we provide services.

(3)              ERCOT is the Electric Reliability Council of Texas.

(4)              See note 1 to our interim financial statements.

	Three Months Ended June 30,
	2006	2005
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	1,189	1,276
Non-Houston	490	371
Small Business:
Houston	134	140	(1)
Non-Houston	27	15	(1)
Total Mass	1,840	1,802
Commercial and Industrial:
ERCOT(2)	75	72	(1)
Non-ERCOT	2	1
Total Commercial and Industrial	77	73
Total	1,917	1,875

(1)              Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 250 kilowatts and one MW from small business within mass to commercial and industrial. The 2005 data is presented on a comparable basis.

(2)              Includes customers of the General Land Office for whom we provide services.

	June 30, 2006	December 31, 2005
	(in thousands, metered locations)
Retail Customers:
Mass:
Residential:
Houston	1,169	1,213
Non-Houston	502	462
Small Business:
Houston	133	137	(1)
Non-Houston	29	29	(1)
Total Mass	1,833	1,841
Commercial and Industrial:
ERCOT(2)	76	70	(1)
Non-ERCOT	2	2
Total Commercial and Industrial	78	72
Total	1,911	1,913

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
	(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$746	$621		$125	(1)
Non-Houston	283	150		133	(2)
Small Business:
Houston	156	113	(3)	43	(1)
Non-Houston	53	21	(3)	32	(4)
Total Mass	1,238	905		333
Commercial and Industrial:
ERCOT	771	651	(3)	120	(5)
Non-ERCOT	98	82		16	(4)
Total Commercial and Industrial	869	733		136
Total	2,107	1,638		469

Retail energy revenues from resales of purchased power and other hedging activities	120	90		30
Market usage adjustments	(7)	(11)		4	(6)
Unrealized losses on energy derivatives	(3)	—		(3	)(7)
Total retail energy revenues	$2,217	$1,717		$500

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

(4)              Increase primarily due to (a) increased volumes due to increased customers and (b) increases in sales prices to customers due to increases in the price of natural gas.

(5)              Increase primarily due to (a) fixed price contracts renewed at higher rates due to higher prices of natural gas and (b) variable rate contracts, which are tied to the market price of natural gas. These increases were partially offset by decreased volumes.

(6)              See footnote (4) under “Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 — Retail Energy Margins.”

(7)              See footnote (5) under “Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 — Retail Energy Margins.”

Retail Energy Purchased Power.

	Three Months Ended June 30,
	2006	2005	Change
	(in millions)

Costs of purchased power	$1,727	$1,360	$367	(1)
Retail energy intersegments costs	140	124	16	(2)
Market usage adjustments	6	(11)	17	(3)
Unrealized gains on energy derivatives	(37)	(109)	72	(4)
Total retail energy purchased power	$1,836	$1,364	$472

(1)              Increase primarily due to (a) increases in the price of purchased power due to higher market prices of electricity primarily driven by higher natural gas prices, (b) higher volumes due to increased customers and (c) increased cost of transmission and distribution losses in ERCOT. These increases were partially offset by (a) our economic supply hedges that allowed us to benefit from lower gas prices and (b) decreases in other supply costs.

(2)              Increase primarily due to higher volumes due to more sales in PJM.

(3)              See footnote (4) under “Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 — Retail Energy Margins.”

(4)              See footnote (5) under “Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 — Retail Energy Margins.”

Retail Energy Margins.

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

Unrealized Gains/Losses on Energy Derivatives. We use derivative instruments to manage operational or market constraints, to increase the return on our generation assets and to execute our retail energy segment’s supply procurement strategy. Some derivative instruments receive mark-to-market accounting treatment, which requires us to record non-cash gains/losses related to future periods based on current changes in forward commodity prices. We refer to these gains and losses prior to settlement, as well as ineffectiveness on cash flow hedges, as “unrealized gains/losses on energy derivatives.”  In some cases, the related underlying transactions being hedged receive accrual accounting treatment, resulting in a mismatch of accounting treatments. Since the application of mark-to-market accounting has the effect of pulling forward into current periods non-cash gains/losses relating to future delivery periods, analysis of results of operations from one period to another can be difficult. We believe that excluding these unrealized gains/losses provides a more meaningful representation of our economic performance in the reporting period and is therefore useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another. These gains/losses are also not a function of the operating performance of our generation assets, and excluding their impact helps isolate the operating performance of our generation assets under prevailing market conditions.

	Three Months Ended June 30,
	2006	2005		Change
	(in millions)

Mass gross margin	$272	$203	(1)	$69	(2)
Commercial and industrial gross margin	88	41	(1)	47	(3)
Market usage adjustments	(13)	—		(13	)(4)
Total retail energy gross margin, excluding unrealized gains/losses	347	244		103
Unrealized gains on energy derivatives	34	109		(75	)(5)
Total retail energy gross margin	381	353		28
Operation and maintenance	58	49		9	(6)
Selling and marketing expense	30	22		8	(7)
Bad debt expense	22	12		10	(8)
Total retail energy contribution margin	$271	$270		$1

(1)              Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 250 kilowatts and one MW from small business within mass to commercial and industrial. The 2005 data is presented on a comparable basis.

(2)              Excluding $4 million realized loss impact of terminated and subsequent replacement contracts in 2006, unit margins increased 33% primarily due to our economic supply hedges that allowed us to benefit from lower gas prices. This increase was partially offset by increased costs of transmission and distribution losses in ERCOT.

(3)              Excluding $4 million realized loss impact of terminated and subsequent replacement contracts in 2006, unit margins increased $5.04 per megawatt hour (MWh) due to decreases in other supply costs. This increase was partially offset by increased costs of transmission and distribution losses in ERCOT.

(4)              See note 1 to our interim financial statements.

(5)              Decrease primarily due to (a) $138 million in losses resulting from the impact of natural gas and power prices on our forward short gas and forward long power positions held during 2006 as compared to 2005, (b) $26 million in unrealized losses during 2006 due to a change in accounting estimate (see note 5 to our interim financial statements) and (c) $18 million decrease due to cash flow hedge ineffectiveness during 2006 as compared to 2005. These decreases were partially offset by $107 million reversal of previously recognized unrealized losses resulting from the settlement of positions during 2006 when compared to the same period in 2005.

(6)              Increase primarily due to gross receipts tax of $9 million due to higher billings.

(7)              Increase primarily due to additional marketing campaigns.

(8)              Increase primarily due to an increase in residential bad debt expense rate effective January 1, 2006 primarily due to higher energy costs, coupled with an increase in residential revenues.

Wholesale Energy Segment Summary. Our wholesale energy segment’s contribution margin was $(13) million during the three months ended June 30, 2006, compared to $81 million in the same period of 2005. The $94 million decrease in contribution margin was primarily due to (a) $47 million decrease in gross margin related to historical wholesale hedges, (b) $17 million increase in operation and maintenance expenses, (c) $16 million decrease in open wholesale gross margin and (d) $11 million net change in unrealized gains/losses on energy derivatives. See “— Wholesale Energy Margins” below for explanations.

Wholesale Energy Operational and Financial Data.

	Three Months Ended June 30,
	2006		2005
	GWh	% Economic(1)	GWh	% Economic(1)

Economic Generation Volume(2):
PJM Coal	5,869.0	81%	5,602.8	78%
MISO Coal	1,758.9	64%	1,406.8	50%
PJM/MISO Gas	249.8	3%	454.9	6%
West	349.5	5%	47.3	1%
Other	1,462.1	92%	1,570.7	61%
Total	9,689.3	37%	9,082.5	36%

Commercial Capacity Factor(3):
PJM Coal	70.3%		74.9%
MISO Coal	76.6%		84.7%
PJM/MISO Gas	91.6%		75.9%
West	87.6%		100.0%
Other	94.2%		82.7%
Total	76.3%		77.9%

Generation Volume(4):
PJM Coal	4,128.1		4,194.8
MISO Coal	1,347.6		1,191.3
PJM/MISO Gas	228.9		345.2
West	306.2		47.3
Other	1,377.4		1,299.7
Total	7,388.2		7,078.3

Unit Margin ($/MWh)(5):
PJM Coal	$26.16		$25.51
MISO Coal	19.29		28.54
PJM/MISO Gas	30.58		26.07
West	NM (6)		NM
Other	—		0.77
Total weighted average	$18.68		$20.63

(1)              The percent economic represents economic generation volume divided by maximum generation at 100% plant availability.

(2)              Economic generation volume is estimated generation at 100% plant availability based on an hourly analysis of when it is economical to generate based on the price of power, fuel, emission allowances and variable operating costs.

(3)              Commercial capacity factor is the generation volume divided by the economic generation.

(4)              Excludes generation volume related to power purchase agreements, which includes tolling agreements.

(5)              Represents open energy gross margin divided by generation volume. This measure is useful to us as it details the impact on open energy gross margin from a price perspective.

(6)              NM is not meaningful.

Wholesale Energy Revenues.

	Three Months Ended June 30,
	2006	2005	Change
	(in millions)

Wholesale energy third-party revenues	$502	$668	$(166	)(1)
Wholesale energy intersegment revenues	140	124	16	(2)
Unrealized gains on energy derivatives	56	45	11	(3)
Total wholesale energy revenues	$698	$837	$(139)

(1)              Decrease primarily due to (a) lower contracted prices of natural gas and power and (b) decreased natural gas sales volumes, partially offset by increased power sales volumes.

(2)              Increase primarily due to higher volumes due to more retail energy segment sales in PJM.

(3)              See footnote (6) under “Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 — Wholesale Energy Margins.”

Wholesale Energy Purchased Power, Fuel and Cost of Gas Sold.

	Three Months Ended June 30,
	2006	2005	Change
	(in millions)

Wholesale energy third-party costs	$500	$584	$(84	)(1)
Unrealized losses on energy derivatives	38	16	22	(2)
Total wholesale energy	$538	$600	$(62)

(1)              Decrease primarily due to (a) lower contracted prices of natural gas and purchased power and (b) decreased natural gas volumes. These decreases were partially offset by (a) higher contracted coal prices and (b) increased volumes of purchased power.

(2)              See footnote (6) under “Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 — Wholesale Energy Margins.”

Wholesale Energy Margins.

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

Unrealized Gains/Losses on Energy Derivatives. See above under “— Retail Energy Margins”.

Historical Wholesale Hedges. We exclude the effect of certain historical, although recurring until the contracts terminate, wholesale hedges that were entered into in order to hedge the economics of our wholesale operations. We believe that it is useful to us, investors, analysts and others to show our results in the absence of these hedges. The impact of these historical hedges on our financial results is not a function of the operating performance of our generation assets and excluding the impact better reflects the operating performance of our generation assets based on prevailing market conditions.

Changes in California-Related Receivables and Reserves. We excluded the impact of changes in receivables and reserves relating to energy sales in California from October 2000 through June 2001. We reached a settlement concerning these receivables during the third quarter of 2005. Because of the market conditions and regulatory events that underlie the changes in receivables and reserves, we believe that excluding this item provides a more meaningful representation of our results of operations on an ongoing basis and is therefore useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another. For additional information, see note 13 to our consolidated financial statements in our Form 10-K.

	Three Months Ended June 30,
	2006	2005	Change
	(in millions)
Open energy gross margin(1):
PJM Coal	$108	$107	$1
MISO Coal	26	34	(8	)(2)
PJM/MISO Gas	7	9	(2)
West	(3)	(5)	2
Other	—	1	(1)
Total	138	146	(8)

Other margin(3):
PJM Coal	7	10	(3)
MISO Coal	2	4	(2)
PJM/MISO Gas	10	12	(2)
West	46	51	(5)
Other	28	24	4
Total	93	101	(8)

Total open wholesale gross margin	231	247	(16)

Historical wholesale hedges(4)	(89)	(42)	(47	)(5)
Net unrealized gains on energy derivatives	18	29	(11	)(6)
Changes in California-related receivables and reserves	—	3	(3)

Wholesale energy gross margin	160	237	(77)
Operation and maintenance	173	156	17	(7)
Bad debt expense	—	—	—
Total wholesale energy contribution margin	$(13)	$81	$(94)

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

(2)              Decrease primarily due to (a) lower commercial capacity factor driven by higher maintenance and unplanned outages and (b) lower unit margins (lower power prices partially offset by lower coal costs). These decreases were partially offset by higher economic generation.

(3)              Other margin represents power purchase agreements, capacity payments and ancillary revenues. In addition, other margin includes settlement of forward power and fuel sales and purchases for the West region.

(4)              Historical wholesale hedges were entered into to primarily hedge the economics of our wholesale operations. These amounts primarily relate to settlements of forward power and fuel hedges, long-term tolling purchases, long-term natural gas transportation contracts, storage contracts and our legacy energy trading. These amounts are derived based on methodology consistent with the calculation of open energy gross margin.

(5)              Increased loss primarily due to (a) $42 million impact of unwinding PJM power sales hedges in the fourth quarter of 2005, (b) $27 million due to decreases in coal market prices combined with increases in coal contract prices and (c) $8 million due to lower margins in gas transportation. These losses were partially offset by $30 million in gains on remaining power hedges due to lower market prices and lower hedged volumes.

(6)              Decrease primarily due to (a) $31 million lower unrealized gains in 2006 as compared to 2005 on positions entered to hedge the economics of our business operations, which receive mark-to-market accounting treatment and (b) $6 million in unrealized losses during 2006 due to a change in accounting estimate (see note 5 to our interim financial statements). These losses were partially offset by (a) $21 million in gains due to the reversal of previously recognized unrealized losses resulting from the settlement of positions during 2006 as compared to the same period in 2005 and (b) $5 million change due to cash flow hedge ineffectiveness during 2006 as compared to 2005.

(7)              Increase primarily due to $11 million increase in planned outages and maintenance spending primarily at our coal plants.

Other General and Administrative.

Legal costs	$(11	)(1)
Salaries and benefits	(2)
Contractor services and professional fees	3
Other, net	1
Net decrease in expense	$(9)

(1)              Decrease due to (a) $8 million settlement of shareholder class action lawsuits in 2005 and (b) $3 million of California litigation expenses in 2005.

Gains on Sales of Assets and Emission Allowances, Net. See note 13 to our interim financial statements.

Depreciation and Amortization.

Decrease in amortization of emission allowances	$(4	)(1)
Net accelerated depreciation on certain facilities due to early retirements	(3)
Information system assets fully depreciated	(3)
Other, net	(4)
Net decrease in expense	$(14)

(1)              Amortization of emission allowances was $12 million during the three months ended June 30, 2006 compared to $16 million for the same period during 2005. The decrease is primarily due to lower weighted average cost of allowances used in 2006 compared to the same period in 2005.

Income (Loss) of Equity Investments, Net. Income (loss) of equity investments increased $6 million primarily due to the sale of our interest in El Dorado Energy, LLC in July 2005 as we incurred a loss of $5 million from this investment during the three months ended June 30, 2005.

Other, Net. Other, net changed by $24 million during the three months ended June 30, 2006 compared to the same period in 2005 primarily due to a non-cash charge of $23 million in 2005 for the impairment of our investment in a communications services company. See note 18 to our consolidated financial statements in our Form 10-K.

Interest Expense.

Increase in outstanding debt	$5
Higher interest rates	3
Other, net	(3)
Net increase in expense	$5

Interest Income. Interest income did not change significantly.

Income Tax Expense. See note 8 to our interim financial statements.

Discontinued Operations. See note 14 to our interim financial statements.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

We reported $119 million consolidated net loss, or $0.39 loss per share, for the six months ended June 30, 2006 compared to $74 million consolidated net income, or $0.24 earnings per diluted share, for the same period in 2005.

	Six Months Ended June 30,
	2006	2005	Change

Retail energy contribution margin	$175	$427	$(252)
Wholesale energy contribution margin	65	100	(35)
Corporate contribution margin	1	2	(1)
Other general and administrative	(75)	(81)	6
Gains on sales of assets and emission allowances, net	156	24	132
Depreciation and amortization	(172)	(213)	41
Income (loss) of equity investments, net	2	(4)	6
Other, net	1	(23)	24
Interest expense	(211)	(193)	(18)
Interest income	16	12	4
Income taxes	(74)	(42)	(32)
Income (loss) from continuing operations	(116)	9	(125)
Discontinued operations	(4)	65	(69)
Cumulative effect of accounting change, net of tax	1	—	1
Net income (loss)	$(119)	$74	$(193)

Retail Energy Segment Summary. Our retail energy segment’s contribution margin was $175 million during the six months ended June 30, 2006, compared to $427 million in the same period of 2005. The $252 million decrease in contribution margin was primarily due to the net change in unrealized gains/losses on energy derivatives of $292 million. Gross margin, excluding unrealized gains/losses, increased $90 million and operation and maintenance, selling and marketing and bad debt expense increased $50 million. See “— Retail Energy Margins” below for explanations.

Retail Energy Operational Data.

	Six Months Ended June 30,
	2006	2005
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	7,399	8,042
Non-Houston	3,502	2,626
Small Business:
Houston	1,719	1,689	(1)
Non-Houston	652	331	(1)
Total Mass	13,272	12,688
Commercial and Industrial:
ERCOT(2)	16,147	16,923	(1)
Non-ERCOT	3,143	2,580
Total Commercial and Industrial	19,290	19,503
Market usage adjustments(3)	11	(238)
Total	32,573	31,953

(1)              Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 250 kilowatts and one MW from small business within mass to commercial and industrial. The 2005 data is presented on a comparable basis.

(2)              These volumes include customers of the General Land Office for whom we provide services.

(3)              See note 1 to our interim financial statements.

	Six Months Ended June 30,
	2006	2005
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	1,201	1,289
Non-Houston	480	358
Small Business:
Houston	135	141	(1)
Non-Houston	28	14	(1)
Total Mass	1,844	1,802
Commercial and Industrial:
ERCOT(2)	74	73	(1)
Non-ERCOT	2	1
Total Commercial and Industrial	76	74
Total	1,920	1,876

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
	(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$1,184	$995		$189	(1)
Non-Houston	471	264		207	(2)
Small Business:
Houston	273	205	(3)	68	(4)
Non-Houston	90	36	(3)	54	(5)
Total Mass	2,018	1,500		518
Commercial and Industrial:
ERCOT	1,467	1,219	(3)	248	(6)
Non-ERCOT	210	152		58	(5)
Total Commercial and Industrial	1,677	1,371		306
Total	3,695	2,871		824

Retail energy revenues from resales of purchased power and other hedging activities	205	172		33
Market usage adjustments	7	(22)		29	(7)
Unrealized losses on energy derivatives	(3)	—		(3	)(8)
Total retail energy revenues	$3,904	$3,021		$883

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

(7)              See footnote (4) under “Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 — Retail Energy Margins.”

(8)              See footnote (5) under “Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 — Retail Energy Margins.”

Retail Energy Purchased Power.

	Six Months Ended June 30,
	2006	2005	Change
	(in millions)

Costs of purchased power	$3,209	$2,486	$723	(1)
Retail energy intersegments costs	286	231	55	(2)
Market usage adjustments	8	(10)	18	(3)
Unrealized (gains) losses on energy derivatives	27	(262)	289	(4)
Total retail energy purchased power	$3,530	$2,445	$1,085

(1)              Increase primarily due to (a) increases in the price of purchased power due to higher market prices of electricity primarily driven by higher natural gas prices and (b) increased cost of transmission and distribution losses in ERCOT. These increases were partially offset by (a) the impact of terminated commodity contracts and subsequent replacement contracts and (b) our economic supply hedges that allowed us to benefit from lower gas prices.

(2)              Increase primarily due to higher volumes due to more sales in PJM.

(3)              See footnote (4) under “Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 — Retail Energy Margins.”

(4)              See footnote (5) under “Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 — Retail Energy Margins.”

Retail Energy Margins.

	Six Months Ended June 30,
	2006	2005		Change
	(in millions)

Mass gross margin	$297	$284	(1)	$13	(2)
Commercial and industrial gross margin	108	42	(1)	66	(3)
Market usage adjustments	(1)	(12)		11	(4)
Total retail energy gross margin, excluding unrealized gains/losses	404	314		90
Unrealized gains (losses) on energy derivatives	(30)	262		(292	)(5)
Total retail energy gross margin	374	576		(202)
Operation and maintenance	109	87		22	(6)
Selling and marketing expense	54	41		13	(7)
Bad debt expense	36	21		15	(8)
Total retail energy contribution margin	$175	$427		$(252)

(1)              Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 250 kilowatts and one MW from small business within mass to commercial and industrial. The 2005 data is presented on a comparable basis.

(2)              Excluding $19 million realized income impact of terminated and subsequent replacement contracts in 2006, unit margins decreased 2% primarily due to (a) increased costs of transmission and distribution losses in ERCOT and (b) increases in other supply costs. These decreases in gross margin were partially offset by (a) our economic supply hedges that allowed us to benefit from lower gas prices and (b) increased volumes due to more customers.

(3)              Excluding $26 million realized income impact of terminated and subsequent replacement contracts in 2006, unit margins increased $2.05/MWh due to decreased other supply costs. These increases were partially offset by increased costs of transmission and distribution losses in ERCOT.

(4)              See note 1 to our interim financial statements.

(5)              Decrease primarily due to (a) $273 million in losses resulting from the impact of natural gas and power prices on our forward short gas and forward long power positions held during 2006 as compared to 2005, (b) $51 million loss due to the reversal of previously recognized unrealized gains resulting from the termination of commodity contracts with a counterparty, (c) $26 million in unrealized losses during 2006 due to a change in accounting estimate (see note 5 to our interim financial statements) and (d) $68 million decrease due to cash flow hedge ineffectiveness during 2006 as compared to 2005. These decreases were partially offset by $126 million reversal of previously recognized unrealized losses resulting from the settlement of positions during 2006 when compared to the same period in 2005.

(6)              Increase primarily due to gross receipts tax of $18 million due to higher billings.

(7)              Increase primarily due to additional marketing campaigns.

(8)              Increase primarily due to an increase in residential bad debt expense rate effective January 1, 2006 primarily due to higher energy costs, coupled with an increase in residential revenues. These increases were partially offset by a $4 million decrease due to a reduction in the commercial and industrial bad debt expense rate due to improved collections.

Wholesale Energy Segment Summary. Our wholesale energy segment’s contribution margin was $65 million during the six months ended June 30, 2006, compared to $100 million in the same period of 2005. The $35 million decrease in contribution margin was primarily due to (a) $137 million decrease in gross margin related to historical wholesale hedges and (b) $19 million increase in operation and maintenance expenses. These decreases to contribution margin were partially offset by (a) $105 million net change in unrealized gains/losses on energy derivatives and (b) $15 million increase in open wholesale gross margin. See “— Wholesale Energy Margins” below for explanations.

Wholesale Energy Operational and Financial Data.

	Six Months Ended June 30,
	2006		2005
	GWh	% Economic	GWh	% Economic

Economic Generation Volume:
PJM Coal	11,676.4	81%	11,038.5	79%
MISO Coal	3,051.7	56%	3,203.3	57%
PJM/MISO Gas	283.9	2%	610.2	4%
West	1,273.0	9%	192.3	2%
Other	2,865.4	88%	2,907.8	59%
Total	19,150.4	37%	17,952.1	35%

Commercial Capacity Factor:
PJM Coal	78.4%		75.4%
MISO Coal	84.3%		87.8%
PJM/MISO Gas	80.8%		70.7%
West	96.5%		100.0%
Other	88.8%		87.7%
Total	82.2%		79.7%

Generation Volume:
PJM Coal	9,158.4		8,317.8
MISO Coal	2,573.7		2,811.8
PJM/MISO Gas	229.5		431.2
West	1,228.5		192.3
Other	2,543.7		2,550.7
Total	15,733.8		14,303.8

Unit Margin ($/MWh):
PJM Coal	$26.86		$22.96
MISO Coal	20.98		24.54
PJM/MISO Gas	30.50		41.74
West	NM		NM
Other	NM		2.35
Total weighted average	$19.32		$19.44

Wholesale Energy Revenues.

	Six Months Ended June 30,
	2006	2005	Change
	(in millions)

Wholesale energy third-party revenues	$1,118	$1,225	$(107	)(1)
Wholesale energy intersegment revenues	286	231	55	(2)
Unrealized gains (losses) on energy derivatives	205	(100)	305	(3)
Total wholesale energy revenues	$1,609	$1,356	$253

(1)              Decrease primarily due to (a) lower contracted prices of power and natural gas and (b) decreased natural gas sales volumes, partially offset by increased power sales volumes.

(2)              Increase primarily due to higher volumes due to more retail energy segment sales in PJM.

(3)              See footnote (8) under “Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 — Wholesale Energy Margins.”

Wholesale Energy Purchased Power, Fuel and Cost of Gas Sold.

	Six Months Ended June 30,
	2006	2005	Change
	(in millions)

Wholesale energy third-party costs	$1,140	$1,068	$72	(1)
Unrealized (gains) losses on energy derivatives	100	(100)	200	(2)
Total wholesale energy	$1,240	$968	$272

(1)              Increase primarily due to (a) increase in volumes of purchased power and (b) higher contracted prices of coal, natural gas and oil. These decreases were partially offset by (a) decreased natural gas and oil volumes and (b) lower contracted prices of purchased power.

(2)              See footnote (8) under “Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 — Wholesale Energy Margins.”

Wholesale Energy Margins.

	Six Months Ended June 30,
	2006	2005	Change
	(in millions)
Open energy gross margin:
PJM Coal	$246	$191	$55	(1)
MISO Coal	54	69	(15	)(2)
PJM/MISO Gas	7	18	(11)
West	(2)	(6)	4
Other	(1)	6	(7)
Total	304	278	26

Other margin:
PJM Coal	17	21	(4)
MISO Coal	4	5	(1)
PJM/MISO Gas	13	15	(2)
West	83	90	(7	)(3)
Other	52	49	3
Total	169	180	(11)

Total open wholesale gross margin	473	458	15

Historical wholesale hedges	(209)	(72)	(137	)(4)
Net unrealized gains on energy derivatives	105	—	105	(5)
Changes in California-related receivables and reserves	—	2	(2)

Wholesale energy gross margin	369	388	(19)
Operation and maintenance	307	288	19	(6)
Bad debt expense	(3)	—	(3)
Total wholesale energy contribution margin	$65	$100	$(35)

(1)              Increase primarily due to (a) higher unit margins (higher market power prices and lower market coal costs), (b) increased commercial capacity factor driven by lower limitations in plant output caused by weather conditions and (c) full capacity at Seward in 2006 versus partial capacity in 2005.

(2)              Decrease primarily due to (a) lower unit margins (lower power prices partially offset by lower coal costs) and (b) lower economic generation due to weather.

(3)              Decrease due to Bighorn being under a power purchase agreement for only one month in 2006 compared to a full six months in 2005.

(4)              Increased loss primarily due to (a) $103 million impact of unwinding PJM power sales hedges in the fourth quarter of 2005 and (b) $67 million due to decreases in coal market prices combined with increases in coal contract prices. These losses were partially offset by $20 million on remaining power hedges due to lower hedged volumes, higher contract prices and higher market prices.

(5)              Increase primarily due to (a) $76 million higher unrealized gains in 2006 as compared to 2005 on positions entered to hedge the economics of our business operations, which receive mark-to-market accounting treatment and (b) $34 million reversal of previously recognized unrealized losses resulting from the settlement of positions during 2006 when compared to the same period in 2005. These gains were partially offset by $6 million in unrealized losses during 2006 due to a change in accounting estimate (see note 5 to our interim financial statements).

(6)              Increase primarily due to (a) $11 million increase in taxes other than income primarily due to the resolution of a potential tax liability in 2005 and (b) $3 million increase in planned outages and maintenance spending.

Other General and Administrative.

Legal costs	$(13	)(1)
Salaries and benefits	5
Other, net	2
Net decrease in expense	$(6)

(1)              Decrease due to (a) $8 million settlement of shareholder class action lawsuits in 2005 and (b) $5 million of California litigation expenses in 2005.

Gains on Sales of Assets and Emission Allowances, Net. See note 13 to our interim financial statements.

Depreciation and Amortization.

Net accelerated depreciation on certain facilities due to early retirements		$(18)
Information system assets fully depreciated	(9)
Decrease in amortization of emission allowances	(6	)(1)
Other, net	(8)
Net decrease in expense		$(41)

(1)              Amortization of emission allowances was $18 million during the six months ended June 30, 2006 compared to $24 million for the same period during 2005. The decrease is primarily due to lower weighted average cost of allowances used in 2006 compared to the same period in 2005.

Income (Loss) of Equity Investments, Net. Income (loss) of equity investments increased $6 million primarily due to the sale of our interest in El Dorado Energy, LLC in July 2005 as we incurred a loss of $6 million from this investment during the six months ended June 30, 2005.

Other, Net. Other, net changed by $24 million during the six months ended June 30, 2006 compared to the same period in 2005 primarily due to a non-cash charge of $23 million in 2005 for the impairment of our investment in a communications services company. See note 18 to our consolidated financial statements in our Form 10-K.

Interest Expense.

Increase in outstanding debt	$16
Higher interest rates	6
Other, net	(4)
Net increase in expense	$18

Interest Income.

Net margin deposits	$9
Interest on California net receivables	(6)
Other, net	1
Net increase in income	$4

Income Tax Expense. See note 8 to our interim financial statements.

Discontinued Operations. See note 14 to our interim financial statements.

Liquidity and Capital Resources

During the six months ended June 30, 2006, we used $115 million in operating cash flows from continuing operations. Excluding the changes in margin deposits of $312 million and $159 million in payments relating to the western states and Cornerstone settlements (see notes 12 and 13 to our consolidated financial statements in our Form 10-K), we used $268 million in operating cash flows from continuing operations. In addition, we received $194 million of net proceeds from sales of emission allowances.

See “— Recent Events — Retail Credit Structure” for discussion about our contemplated new retail energy business credit structure.

In February and March 2006, we used net proceeds of $952 million relating to the sale of our New York plants to pay down debt. See note 14 to our interim financial statements.

As of July 31, 2006, we had total collateral postings of $1.8 billion, which is an $800 million decrease from December 31, 2005 due primarily to the liquidation of certain hedges. As of July 31, 2006, additional postings of $162 million could have been required by counterparties.

As of July 31, 2006, we had total available liquidity of $1.0 billion, comprised of $955 million in unused borrowing capacity under our senior secured revolver and $62 million of cash and cash equivalents.

We have updated our estimates for the construction and timing of emissions control projects for SO2 and NOx and mercury based on our commencement of plans to install wet flue gas desulphurization systems, or scrubbers, at two Pennsylvania plants and based on further studies and our analyses of and developments in regulation.  In total our capital expenditures for SO2 and NOx emission controls are now expected to range from $365 million to $640 million from 2006 through 2013.  Our capital expenditures for mercury compliance are expected to range from $35 million to $100 million through 2009.

The following table provides updated information (from amounts in our Form 10-K) about our estimated future capital requirements:
	2006		2007		2008
	(in millions)
Maintenance capital expenditures:
Retail energy	$7		$5		$5
Wholesale energy (1)	67		102		63
Other operations	4		4		8
	78		111		76
Environmental(2)	50	(3)	140	(4)	175	(5)
Construction of new generating facilities	1		—		—
Total capital expenditures	$129		$251		$251

(1)     Excludes $7 million for the remainder of 2006 through 2011 for pre-existing environmental conditions and remediation, which have been accrued for in our consolidated balance sheet as of June 30, 2006.

(2)     We have estimated environmental capital expenditures of $110 million to $420 million for 2009 through 2013.

(3)     Of this amount, $8 million has been incurred through June 30, 2006.

(4)     We have estimated environmental capital expenditures of $140 million to $145 million for 2007 and have included the low end of the range in the table.

(5)     We have estimated environmental capital expenditures of $175 million to $205 million for 2008 and have included the low end of the range in the table.

See “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of our Form 10-K.

Credit Risk

By extending credit to our counterparties, we are exposed to credit risk. As of June 30, 2006, our derivative assets and accounts receivable from our wholesale energy and ERCOT power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, are:

Credit Rating Equivalent	Exposure Before Collateral(1)	Credit Collateral Held	Exposure Net of Collateral	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	(dollars in millions)

Investment grade	$165	$40	$125	—	$—
Non-investment grade	592	—	592	2	587
No external ratings:
Internally rated – Investment grade	284	—	284	1	166
Internally rated – Non-investment grade	13	3	10	—	—
Total	$1,054	$43	$1,011	3	$753

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

As of June 30, 2006, two non-investment grade counterparties and one investment grade counterparty represented 58% ($587 million) and 16% ($166 million), respectively, of our credit exposure, net of collateral. As of December 31, 2005, two non-investment grade counterparties and one investment grade counterparty represented 59% ($918 million) and 12% ($183 million), respectively, of our credit exposure, net of collateral. Since December 31, 2005, our credit exposure to non-investment grade counterparties decreased primarily due to changes in commodity prices and the settlement of certain contracts. There were no other counterparties representing greater than 10% of our net credit exposure.

Off-Balance Sheet Arrangements

As of June 30, 2006, we have no off-balance sheet arrangements.

Historical Cash Flows

Cash Flows — Operating Activities

	Six Months Ended June 30,
	2006		2005		Change
	(in millions)

Operating income	$150		$259		$(109)
Depreciation and amortization	172		213		(41)
Gains on sales of assets and emission allowances, net	(156)		(24)		(132)
Net unrealized gains on energy derivatives	(75)		(262)		187
Western states and Cornerstone settlement payments	(159)		—		(159)
Margin deposits, net	312	(1)	(206	)(2)	518
Change in accounts and notes receivable and accounts payable, net	(100	)(3)	96	(4)	(196)
Settlements of exchange transactions prior to contractual period(5)	(103)		(4)		(99)
Net option premiums sold (purchased)	(31)		56		(87)
Interest payments	(189)		(172)		(17)
Income tax (payments) net of refunds	(35)		(18)		(17)
Other, net	99		6		93
Net cash used in continuing operations from operating activities	(115)		(56)		(59)
Net cash provided by (used in) discontinued operations from operating activities	(37)		28		(65)
Net cash used in operating activities	$(152)		$(28)		$(124)

(1)              Change primarily due to a decrease in counterparty obligations partially offset by a decrease in net unrealized value of our broker accounts.

(2)              Change primarily due to decrease in net unrealized value of our broker accounts.

(3)              Change primarily due to (a) increased accounts receivable due to seasonality in our retail energy segment and (b) decreased accounts payable due to decreased gas purchases, partially offset by increased power purchases. These were partially offset by decreased accounts receivable due to decreased gas and power sales.

(4)              Change primarily due to (a) increased accounts payable as a result of increased power and gas purchases and (b) decreased accounts receivable due to decreased generation in our West region. These were partially offset by increased accounts receivable due to seasonality in our retail energy segment.

(5)              Represents exchange transactions financially settled within three business days prior to the contractual delivery month.

Cash Flows — Investing Activities

	Six Months Ended June 30,
	2006		2005	Change
	(in millions)

Capital expenditures	$(42)		$(33)	$(9)
Proceeds from sales of assets, net	1		45	(44)
Proceeds from sales of emission allowances	197		70	127
Purchases of emission allowances	(3)		(89)	86
Restricted cash	17	(1)	30	(13)
Other, net	5		2	3
Net cash provided by continuing operations from investing activities	175		25	150
Net cash provided by discontinued operations from investing activities	968		21	947
Net cash provided by investing activities	$1,143		$46	$1,097

(1)              Subsequent to the sale of the New York plants, Orion Power Holdings, Inc. is only able to distribute a portion of its cash to Reliant Energy, thus, its classification as restricted cash.

Cash Flows — Financing Activities

	Six Months Ended June 30,
	2006		2005	Change
	(in millions)

Payments under senior secured term loans due 2010	$(320	)(1)	$(3)	$(317)
Payments under REMA’s term loans	—		(28)	28
Net borrowings under receivables facility	—		123	(123)
Net payments on senior secured revolver due 2009	(60)		(107)	47
Proceeds from issuance of stock	10		14	(4)
Other, net	(1)		3	(4)
Net cash provided by (used in) continuing operations from financing activities	(371)		2	(373)
Net cash used in discontinued operations from financing activities	(638	)(1)	—	(638)
Net cash provided by (used in) financing activities	$(1,009)		$2	$(1,011)

(1)              We used the net proceeds from the sale of our New York plants to pay down debt. See note 6 to our interim financial statements.

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

See notes 2 and 8 to our interim financial statements.

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

Non-Trading Market Risks

Commodity Price Risk

We assess the risk of our non-trading derivatives using a sensitivity analysis that measures the potential loss in fair value based on a hypothetical 10% movement in the underlying energy prices. The income (loss) impacts from our sensitivity analysis are:

As of	Market Prices	Fair Value of Cash Flow Hedges	Earnings Impact of Other Derivatives	Total Potential Change in Fair Value
	(in millions)

June 30, 2006	10% decrease	$11	$(198)	$(187)
December 31, 2005	10% decrease	(19)	(174)	(193)

As of June 30, 2006, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending June 30, 2007	Remainder of 2007	2008	2009	2010	2011 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$(328)	$(70)	$(154)	$7	$1	$—	$(544)
Prices provided by other external sources	142	114	72	(3)	—	—	325
Prices based on models and other valuation methods	(27)	(7)	55	7	4	22	54
Total mark-to-market non- trading derivatives	(213)	37	(27)	11	5	22	(165)
Cash flow hedges	(278)	(69)	(53)	(28)	(27)	(39)	(494)
Total	$(491)	$(32)	$(80)	$(17)	$(22)	$(17)	$(659)

Interest Rate Risk

We assess interest rate risks using a sensitivity analysis that measures the potential change in our interest expense based on a hypothetical one percentage point movement in the underlying variable interest rate indices. If interest rates increased (decreased) one percentage point from their June 30, 2006 and December 31, 2005 levels, our annual interest expense would have increased (decreased) by $16 million and $18 million, respectively, and our annual interest expense, net of interest income, would not have changed significantly.

We estimated these amounts by considering the impact of hypothetical changes of interest rates on our variable-rate debt adjusted for:  cash and cash equivalents and net margin deposits outstanding at the respective balance sheet dates.

If interest rates decreased by one percentage point from their June 30, 2006 and December 31, 2005 levels, the fair market values of our fixed-rate debt would have increased by $196 million and $200 million, respectively.

Trading Market Risks

As of June 30, 2006, the fair values of the contracts related to our legacy trading positions and recorded as net derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending June 30, 2007	Remainder of 2007	2008	2009	2010	2011 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$(14)	$(19)	$(48)	$(15)	$—	$—	$(96)
Prices provided by other external sources	19	19	55	16	—	—	109
Prices based on models and other valuation methods	(11)	(2)	(3)	—	—	—	(16)
Total	$(6)	$(2)	$4	$1	$—	$—	$(3)

Our consolidated realized and unrealized margins relating to these positions are (income (loss)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)

Realized	$—	$4	$(4)	$(12)
Unrealized	—	(4)	14	(4)
Total	$—	$—	$10	$(16)

An analysis of these net derivative assets and liabilities is:

	Six Months Ended June 30,
	2006		2005
	(in millions)

Fair value of contracts outstanding, beginning of period	$(20)		$26
Contracts realized or settled	(1	)(1)	11 (2)
Contracts transferred to non-trading	—		(4)
Changes in valuation techniques	(8)		—
Changes in fair values attributable to market price and other market changes	26		(18)
Fair value of contracts outstanding, end of period	$(3)		$15

(1)              Amount includes realized loss of $4 million offset by deferred settlements of $5 million.

(2)              Amount includes realized loss of $12 million offset by deferred settlements of $1 million.

The daily value-at-risk for most of our legacy trading positions is:

	2006(1)	2005
	(in millions)

As of June 30	$2	$1
Three months ended June 30:
Average	2	2
High	3	3
Low	2	1
Six months ended June 30:
Average	3	2
High	7	3
Low	2	—

(1)              The major parameters for calculating daily value-at-risk remain the same during 2006 as disclosed in “Quantitative and Qualitative Disclosures About Non-Trading and Trading Activities and Related Market Prices” in Item 7A of our Form 10-K.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of June 30, 2006, the end of the period covered by this Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

See note 10 to our interim financial statements in this Form 10-Q.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2006, we issued 10,489 shares of unregistered common stock for warrants and 35,633 shares of unregistered common stock for $181,372 in cash pursuant to warrant exercises under an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of our stockholders on May 19, 2006. Our stockholders voted on the following proposals:

1.               To elect three directors to our Board of Directors;

2.               To ratify the Audit Committee’s selection of KPMG LLP as our independent auditors for 2006; and

3.               To vote on a stockholder proposal requesting that the Board of Directors take action required to eliminate the classified structure of the Board.

The voting results were:

Joel V. Staff was re-elected to serve as a Class I director:

For	Withheld
240,444,248	37,519,508

Kirbyjon H. Caldwell was re-elected to serve as a Class I director:

For	Withheld
236,023,384	41,940,372

Steven L. Miller was re-elected to serve as a Class I director:

For	Withheld
236,261,143	41,702,613

The Audit Committee’s selection of KPMG LLP as our independent auditors for the fiscal year ended December 31, 2006 was ratified:

For	Against	Abstain
276,350,139	944,827	668,790

A non-binding stockholder proposal requesting that the Board of Directors take action required to eliminate the classified structure of the Board was approved:

For	Against	Abstain
189,931,143	15,307,448	4,822,707

There were 67,897,176 broker non-votes.

On April 18, 2006, we entered into a settlement agreement with a stockholder, Seneca Capital, L.P. Under the terms of the agreement, we agreed to appoint a representative of a substantial institutional shareholder to our board of directors by September 1, 2006.

ITEM 6.          EXHIBITS

Exhibits.

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT ENERGY, INC.
(Registrant)

August 8, 2006	By:	/s/ Thomas C. Livengood
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

*10.1	Form of 2002 Long-Term Incentive Plan Restricted Stock Award Agreement for Directors	Reliant Energy, Inc.’s Current Report on Form 8-K dated May 25, 2006	1-16455	10.1

10.2	Settlement Agreement between Reliant Energy, Inc. and Seneca Capital, L.P., dated as of April 18, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K dated April 18, 2006	1-16455	10.1

10.2	Amendment No. 3 to Second Amended and Restated Credit and Guaranty Agreement among (i) Reliant Energy, Inc., as Borrower; (ii) the Other Loan Parties referred to therein, as Guarantors; (iii) the Lenders party thereto; and (iv) Bank of America, N.A., as Administrative Agent, dated as of May 17, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K dated May 22, 2006	1-16455	10.1

10.3	Amendment No. 3 to Credit and Guaranty Agreement between (i) Reliant Energy, Inc., as Borrower; (ii) the Other Loan Parties, as Guarantors; (iii) the Other Lenders; and (iv) Deutsche Bank AG, New York Branch, as Administrative Agent, dated as of May 17, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K dated May 22, 2006	1-16455	10.2

10.4	Amendment No. 4 to Second Amended and Restated Credit and Guaranty Agreement among (i) Reliant Energy, Inc., as Borrower; (ii) the Other Loan Parties referred to therein, as Guarantors; (iii) the Lenders party thereto; and (iv) Bank of America, N.A., as Administrative Agent, dated as of May 17, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K dated May 22, 2006	1-16455	10.3

+31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

+99.1	Reliant Energy, Inc.’s note 12 to its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005

+99.2	Reliant Energy, Inc.’s note 10 to its unaudited interim financial statements in its Quarterly Report on Form 10-Q for the period ended March 31, 2006