Form 10-Q
period 2006-09-30
RELIANT ENERGY INC
filed 2006-11-09
CIK 1126294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, the latest practicable date for determination, Reliant Energy, Inc. had 308,488,738 shares of common stock outstanding and no shares of treasury stock.

TABLE OF CONTENTS

Forward-Looking Information

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Consolidated Statements of Operations (unaudited) Three and Nine Months Ended September 30, 2006 and 2005
Consolidated Balance Sheets September 30, 2006 (unaudited) and December 31, 2005
Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2006 and 2005
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

i

FORWARD-LOOKING INFORMATION

Projections, estimates or assumptions about revenues, costs, income, cash flow and other future events are called “forward-looking statements.”  These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934.  In some cases, you can identify forward-looking statements by words like “anticipate,” “estimate,” “believe,” “intend,” “may,” “expect” or similar words.  Forward-looking statements are not guarantees of future performance.  Actual results may differ from forward-looking statements.  Each forward-looking statement speaks only as of its date and we are under no obligation to update these statements.  For information about factors that could cause our actual results to differ from forward-looking statements, see “Risk Factors” in Item 1A of Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (Form 10-K), note 14 to our interim financial statements in Item 1 of this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report on Form 10-Q.

ii

PART I.
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Revenues (including $(14,579), $(226,509), $187,320 and $(326,849) unrealized gains (losses) on energy derivatives)	$3,305,568	$2,963,021	$8,533,156	$7,111,730
Expenses:
Purchased power, fuel and cost of gas sold (including $(340,886), $(127,367), $(467,288) and $235,483 unrealized gains (losses) on energy derivatives)	2,989,956	2,697,009	7,473,913	5,877,446
Operation and maintenance	220,460	178,393	635,990	556,106
Selling, general and administrative	116,465	99,085	278,895	241,982
Western states settlement	35,000	350,805	35,000	350,805
Gains on sales of assets and emission allowances, net	(3,457)	(91,874)	(159,787)	(115,793)
Depreciation and amortization	108,256	124,159	279,853	336,530
Total operating expense	3,466,680	3,357,577	8,543,864	7,247,076
Operating Loss	(161,112)	(394,556)	(10,708)	(135,346)
Other Income (Expense):
Income of equity investments, net	1,268	27,029	3,655	23,185
Other, net	(163)	62	666	(22,817)
Interest expense	(100,840)	(99,774)	(312,446)	(293,680)
Interest income	6,889	3,228	22,784	15,280
Total other expense	(92,846)	(69,455)	(285,341)	(278,032)
Loss from Continuing Operations Before Income Taxes	(253,958)	(464,011)	(296,049)	(413,378)
Income tax benefit	(100,135)	(197,226)	(25,886)	(155,228)
Loss from Continuing Operations	(153,823)	(266,785)	(270,163)	(258,150)
Income (loss) from discontinued operations	(1,340)	(3,512)	(4,911)	61,655
Loss Before Cumulative Effect of Accounting Change	(155,163)	(270,297)	(275,074)	(196,495)
Cumulative effect of accounting change, net of tax	—	—	968	—
Net Loss	$(155,163)	$(270,297)	$(274,106)	$(196,495)

Basic and Diluted Earnings (Loss) per Share:
Loss from continuing operations	$(0.50)	$(0.88)	$(0.88)	$(0.86)
Income (loss) from discontinued operations	—	(0.01)	(0.01)	0.21
Loss before cumulative effect of accounting change	(0.50)	(0.89)	(0.89)	(0.65)
Cumulative effect of accounting change, net of tax	—	—	—	—
Net loss	$(0.50)	$(0.89)	$(0.89)	$(0.65)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Share and Per Share Amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$66,670	$88,397
Restricted cash	10,409	26,906
Accounts and notes receivable, principally customer, net of allowance of $52,602 and $34,054	1,390,954	1,171,673
Inventory	283,620	299,099
Derivative assets	448,755	725,964
Margin deposits	1,495,326	1,716,035
Accumulated deferred income taxes	333,879	361,547
Prepayments and other current assets	128,462	137,498
Current assets of discontinued operations	6,253	203,332
Total current assets	4,164,328	4,730,451
Property, plant and equipment, gross	7,160,153	7,112,684
Accumulated depreciation	(1,381,810)	(1,178,624)
Property, Plant and Equipment, net	5,778,343	5,934,060
Other Assets:
Goodwill	386,594	386,594
Other intangibles, net	433,877	510,582
Derivative assets	258,872	527,799
Prepaid lease	279,085	259,412
Other	329,782	339,112
Long-term assets of discontinued operations	—	880,796
Total other assets	1,688,210	2,904,295
Total Assets	$11,630,881	$13,568,806

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$483,958	$789,325
Accounts payable, principally trade	794,934	886,965
Derivative liabilities	1,068,776	1,219,954
Margin deposits	15,200	15,588
Other	519,992	397,942
Current liabilities of discontinued operations	24,446	96,456
Total current liabilities	2,907,306	3,406,230
Other Liabilities:
Derivative liabilities	567,009	812,695
Other	363,193	389,083
Long-term liabilities of discontinued operations	—	779,678
Total other liabilities	930,202	1,981,456
Long-term Debt	4,095,470	4,317,427
Commitments and Contingencies
Temporary Equity Stock-based Compensation	1,330	—
Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 308,424,830 and 304,900,193 issued)	69	66
Additional paid-in capital	5,906,298	5,846,747
Retained deficit	(1,972,610)	(1,698,504)
Accumulated other comprehensive loss	(237,184)	(284,281)
Accumulated other comprehensive loss of discontinued operations	—	(335)
Total stockholders’ equity	3,696,573	3,863,693
Total Liabilities and Equity	$11,630,881	$13,568,806

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities:
Net loss	$(274,106)	$(196,495)
(Income) loss from discontinued operations	4,911	(61,655)
Net loss from continuing operations and cumulative effect of accounting change	(269,195)	(258,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	(968)	—
Depreciation and amortization	279,853	336,530
Deferred income taxes	(58,324)	(177,844)
Net changes in energy derivatives	351,711	101,107
Amortization of deferred financing costs	12,101	11,208
Gains on sales of assets and emission allowances, net	(159,787)	(115,793)
Western states settlement	35,000	350,805
Income of equity investments, net	(3,655)	(23,185)
Other, net	12,657	24,960
Changes in other assets and liabilities:
Accounts and notes receivable, net	(187,224)	(329,166)
Inventory	13,698	(21,224)
Margin deposits, net	220,321	(881,568)
Net derivative assets and liabilities	(127,512)	170,208
Western states and Cornerstone settlement payments	(159,885)	—
Accounts payable	25,712	298,690
Other current assets	14,972	51,546
Other assets	(25,598)	(62,263)
Taxes payable/receivable	(8,141)	1,788
Other current liabilities	77,330	(21,140)
Other liabilities	(3,341)	23,949
Net cash provided by (used in) continuing operations from operating activities	39,725	(519,542)
Net cash provided by (used in) discontinued operations from operating activities	(45,093)	105,307
Net cash used in operating activities	(5,368)	(414,235)
Cash Flows from Investing Activities:
Capital expenditures	(63,887)	(59,117)
Proceeds from sales of assets, net	1,417	149,345
Proceeds from sales of emission allowances	205,186	130,040
Purchases of emission allowances	(12,443)	(142,794)
Restricted cash	16,497	29,593
Other, net	5,750	2,500
Net cash provided by continuing operations from investing activities	152,520	109,567
Net cash provided by discontinued operations from investing activities	967,566	39,112
Net cash provided by investing activities	1,120,086	148,679
Cash Flows from Financing Activities:
Payments of long-term debt	(331,028)	(42,164)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	(189,364)	227,446
Proceeds from issuances of stock	21,947	25,975
Net cash provided by (used in) continuing operations from financing activities	(498,445)	211,257
Net cash used in discontinued operations from financing activities	(638,000)	—
Net cash provided by (used in) financing activities	(1,136,445)	211,257
Net Change in Cash and Cash Equivalents	(21,727)	(54,299)
Cash and Cash Equivalents at Beginning of Period	88,397	105,054
Cash and Cash Equivalents at End of Period	$66,670	$50,755
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$279,232	$254,560
Income taxes paid (net of income tax refunds received) for continuing operations	$40,027	$18,214

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

Adjustments and Reclassifications.  The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to present fairly our financial position and results of operations for the reported periods.  Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for electricity and energy services, changes in commodity prices, changes in our “price-to-beat” rate and other regulations, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors.  We have reclassified certain immaterial amounts reported in this Form 10-Q from prior periods to conform to the 2006 presentation.  These reclassifications had no impact on reported earnings/losses.  We reclassified net purchases of emission allowances of $57 million for the nine months ended September 30, 2005 from operating to investing cash flows.

Change in Estimate for Derivatives.  See note 5 regarding a change in accounting estimate relating to our derivatives.

New Accounting Pronouncement — Pension and Other Postretirement Plans.  During September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This statement requires  recognition of the funded status of plans, measured as of fiscal year end.  We are required to adopt the recognition provisions prospectively as of the end of 2006.  We already use the required measurement date.  Adopting this statement will increase our pension and postretirement liabilities, decrease other long-term assets, increase related deferred tax assets and increase accumulated other comprehensive loss.  We are currently assessing the impact on our consolidated financial statements.  As of December 31, 2005, the funded status of our pension and postretirement plans exceeded the amount recognized by $32 million.

New Accounting Pronouncement — Fair Value.  During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This statement is applicable for us beginning in 2008.  It applies under other accounting pronouncements that require or permit fair value measurements.  During 2007, we plan to assess the impact on our consolidated financial statements.

SEC Staff Guidance — Quantifying Financial Statement Misstatements.  During September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, which discusses the process of quantifying financial statement misstatements.  We are not currently aware of any impact that Staff Accounting Bulletin No. 108 will have on our consolidated financial statements; however, we plan to adopt the guidance during the fourth quarter of 2006.

(2)         Stock-based Compensation

Overview of Plans.  The Compensation Committee of the Board of Directors administers our stock-based incentive plans.  The Reliant Energy, Inc. 2002 Long-Term Incentive Plan and the Reliant Energy, Inc. 2002 Stock Plan permit us to grant various stock-based incentive awards to officers, key employees and directors.  Awards include stock options, restricted stock, restricted stock units, performance awards, cash awards and stock awards.

As of September 30, 2006, 36 million shares are authorized for issuance under our stock-based incentive plans, with no more than 25% of these shares available for grant as awards of restricted stock and non-restricted grants of common stock or units denominated in common stock.  We generally issue new shares when stock options are exercised and for the issuance of our other equity-based awards.

Summary.  Prior to January 1, 2006, we applied the intrinsic value method of accounting for employee stock-based incentive plans (APB No. 25).  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (using the modified prospective method), which requires compensation costs related to share-based transactions to be recognized in the financial statements based on estimated fair values at the grant dates.  Our financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS No. 123R; however, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of the new standard.  Our compensation expense for our stock-based incentive plans was:

	Nine Months Ended September 30,
	2006	2005
	(in millions)

Stock-based incentive plans compensation expense (pre-tax)	$26	$31
Income tax impact	(7)	(11)
After-tax expense	$19	$20

We did not capitalize any stock-based compensation costs as an asset during the nine months ended September 30, 2006 and 2005.

We recorded a cumulative effect of an accounting change of $2 million ($1 million, net of tax of $1 million) during the three months ended March 31, 2006 related to the adoption of SFAS No. 123R for the estimated future forfeitures on the compensation expense previously recognized in our consolidated financial statements for the unvested awards outstanding as of January 1, 2006.

By the end of 2006, we will assess the income tax impacts and adopt one of the methods allowed under the transition provisions of SFAS No. 123R to account for excess tax benefits, if any, available to absorb tax deficiencies recognized subsequent to the adoption.  During the nine months ended September 30, 2006, the accounting change did not impact cash flows from operating and financing activities due to our tax net operating loss carryforwards.

Valuation Data.  Below is the description of the methods used during the indicated periods to estimate the fair value of our various awards.

	Prior to January 1, 2006 (APB No. 25)	After January 1, 2006 (SFAS No. 123R)
Award:

Time-based stock options(1)	Intrinsic value on the grant date	Black-Scholes option-pricing model value on the grant date
Time-based restricted stock(2)	Market price of our common stock on the grant date	No change
Time-based cash(3)	Market price of our common stock on each reporting measurement date	No change
Key employee award program:
Performance-based stock(1)	Market price of our common stock on each reporting measurement date	Market price of our common stock on each reporting measurement date until accounting grant date
Performance-based options(1)	Intrinsic value of option on each reporting measurement date	Black-Scholes option-pricing model value on each reporting measurement date until accounting grant date
Performance-based cash(1)(3)	Market price of our common stock on each reporting measurement date	No change
Employee stock purchase plan	No compensation expense recorded	Black-Scholes option-pricing model value on the first day of the offering period

(1)          No awards were granted during the nine months ended September 30, 2006.

(2)          Restricted stock and restricted stock units are referred to as “restricted stock.”

(3)          These are liability-classified awards under SFAS No. 123R.

Time-Based Stock Options.  We grant time-based stock options to officers, key employees and directors at an exercise price equal to the market value of our common stock on the grant date.  Generally, options vest 33.33% per year for three years and have a term of 10 years.  Beginning January 1, 2006, compensation expense is measured at fair value on the grant date, net of estimated forfeitures, and amortized to expense on a straight-line basis over the requisite service period for the entire award.

Summarized time-based option activity is:

	Nine Months Ended September 30, 2006
	Options		Weighted Average Exercise Price

Beginning of period	11,646,667		$15.21
Granted	—		—
Exercised	(1,538,777	)(1)	8.32
Forfeited	(20,638)		3.51
Expired	(1,693,376)		28.81
End of period	8,393,876		13.76
Weighted average grant date fair value	N/A

(1)          Received proceeds of $13 million.  Intrinsic value was $6 million on the exercise date.  No tax benefits are expected to be realized in 2006 due to our tax net operating loss carryforwards.

During the nine months ended September 30, 2005, we granted 30,000 time-based options with a weighted average grant date fair value of $7.18.  During the nine months ended September 30, 2005, we received proceeds for the exercise of time-based options of $27 million for which the intrinsic value was $16 million.  No tax benefits were realized during 2005 due to our tax net operating loss carryforwards.

For time-based options outstanding as of September 30, 2006:

	Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
					(in millions)

Outstanding	8,393,876	(1)(2)	$13.76	4.5	$29
Exercisable	8,363,870		13.76	4.5	29

(1)          We estimate that none of these will be forfeited.

(2)          As of September 30, 2006, the total compensation cost related to nonvested time-based stock options not yet recognized and the weighted-average period over which it is expected to be recognized is $0.2 million and one year, respectively.

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

Summarized restricted stock award activity is:

	Nine Months Ended September 30, 2006
	Shares		Weighted Average Grant Date Fair Value

Beginning of period	1,855,583		$6.96
Granted	343,409		11.59
Vested	(999,844	)(1)	5.08
Forfeited	(97,788)		9.06
End of period	1,101,360	(2)	9.93

(1)          Based on the market price of our common stock on the vesting date, $11 million in fair value vested.

(2)          We estimate that 161,799 of these will be forfeited.

During the nine months ended September 30, 2005, $9 million in fair value of our time-based restricted stock vested based on the market price of our common stock on the vesting date.  During the nine months ended September 30, 2005, the weighted average grant date fair value of time-based restricted stock activity was $12.61.  As of September 30, 2006, the total compensation cost related to nonvested time-based restricted stock awards not yet recognized and the weighted-average period over which it is expected to be recognized is $4 million and 2 years, respectively.

Time-Based Cash Awards.  We grant time-based cash awards (cash units with each cash unit having an equivalent fair market value of one share of our common stock on the vesting date) to officers and key employees.  In general, these awards vest, subject to the participant’s continued employment, three years from the grant date.  Compensation expense is measured at fair value on each financial reporting measurement date, net of estimated forfeitures, and amortized to expense on a straight-line basis over the requisite service period.  We have a liability recorded of $5 million for these time-based cash awards as of September 30, 2006.

During the nine months ended September 30, 2006 and 2005, no time-based cash awards vested and we did not pay cash for any stock-based liabilities.  As of September 30, 2006, the total compensation cost related to nonvested time-based cash awards not yet recognized and the weighted-average period over which it is expected to be recognized is $4 million and 2 years, respectively.

Performance-Based Awards.  We grant performance-based awards to officers and key employees.  The number of performance-based awards earned is determined at the end of each performance period.  All of the outstanding performance-based awards as of September 30, 2006 are for the 2004-2006 performance period, which is the requisite service period.  Beginning January 1, 2006, compensation expense is measured at fair value, net of estimated forfeitures, at each reporting measurement date preceding the grant date for accounting purposes.  We have broadly interpreted the criteria for determining if the service inception date precedes the grant date for our performance-based awards under SFAS No. 123R.  For our performance-based cash unit awards, we have a liability recorded of $14 million as of September 30, 2006.

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

Summarized performance-based stock award activity of the Key Employee Program assuming a maximum payout (140%) is:

	Nine Months Ended September 30, 2006
	Shares		Reporting Measurement Date Fair Value

Beginning of period	1,825,600
Granted	—
Vested	—
Forfeited	(67,200)
End of period	1,758,400	(1)	$12.33

(1)          We estimate no awards will be forfeited prior to vesting.

Summarized performance-based option activity of the Key Employee Program assuming a maximum payout (140%) is:

	Nine Months Ended September 30, 2006
	Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Beginning of period	7,758,800		$8.35
Granted	—		—
Exercised	—		—
Forfeited	(285,600)		8.14
Expired	—		—
End of period	7,473,200	(1)(2)	8.36	7.4
Exercisable at end of period	—		—	—

(1)          We estimate no awards will be forfeited prior to vesting.

(2)          The aggregate intrinsic value is $30 million.

During the nine months ended September 30, 2005, we granted 78,400 performance-based stock awards with a weighted average grant date fair value of $12.63 and 333,200 performance-based stock options with a weighted average grant date fair value of $5.54.  However, during the nine months ended September 30, 2005, no performance-based options were exercised.

Our option awards under the Key Employee Program are based on the following weighted average assumptions and resulting fair values:

Nine Months Ended September 30, 2006

Expected term in years(1)	3.25
Estimated volatility(2)	40.96%
Risk-free interest rate	4.60%
Dividend yield	0%
Weighted-average fair value	$6.05

(1)          The expected term is based on a projection of exercise behavior considering the contractual terms and the participants of the option awards.

(2)          We estimated volatility based on historical and implied volatility of our common stock.

During the nine months ended September 30, 2006, no performance-based awards vested.  During the nine months ended September 30, 2005, $1 million in fair value of our performance-based awards for the 2002-2004 performance period vested based on the market price of our common stock on the vesting date.  As of September 30, 2006, the total compensation cost related to nonvested performance based awards not yet recognized and the weighted-average period over which it is expected to be recognized is $6 million and 0.25 years, respectively.

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

Our employee stock purchase plan awards are based on the following weighted average assumptions and resulting fair values:

	Nine Months Ended September 30,
	2006	2005(1)

Expected term in years	0.5	0.5
Estimated volatility(2)	46.42%	33.56%
Risk-free interest rate	4.62%	2.84%
Dividend yield	0%	0%
Weighted-average fair value	$3.07	$3.30

(1)          Because we applied APB No. 25 during 2005, this was only used for pro-forma data.

(2)          We estimated volatility based on the historical volatility of our common stock.

During the nine months ended September 30, 2006 and 2005, we issued 859,549 shares and 838,120 shares, respectively, under the ESPP and received $8 million each period from the sale of shares to employees.  Approximately 10.7 million reserved unissued shares were available under the ESPP as of September 30, 2006.

Pro-forma Data for 2005.  If employee stock-based compensation costs had been expensed based on the fair value (determined using the Black-Scholes model and market price of our common stock) method of accounting applied to all stock-based awards, our pro forma results would be:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
	(in millions, except per-share amounts)

Net loss, as reported	$(270)	$(196)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15	20
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(17)
Pro forma net loss	$(262)	$(193)

Loss per share:
Basic, as reported	$(0.89)	$(0.65)
Basic, pro forma	$(0.87)	$(0.64)
Diluted, as reported	$(0.89)	$(0.65)
Diluted, pro forma	$(0.87)	$(0.64)

Classification.  Through December 31, 2005, our accruals for our stock-based incentive awards were recorded as liabilities.  Beginning January 1, 2006, for stock-based equity awards, we reclassified our accrual of $23 million to equity, of which $5 million was classified as temporary equity stock-based compensation based on the redemption amount of the award as of the grant date, and the remainder was classified as additional paid-in capital in stockholders’ equity.  Some of our stock-based equity awards provide for the settlement of the award in cash by us pursuant to change of control provisions and we do not believe it is probable these awards will become redeemable.

Other.  We did not use cash to settle equity instruments granted under stock-based compensation plans during the nine months ended September 30, 2006 and 2005.  During the nine months ended September 30, 2006 and 2005, there were no significant modifications to our outstanding stock-based awards.

(3)         Comprehensive Loss

The components of total comprehensive loss are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Net loss	$(155)	$(270)	$(274)	$(196)
Other comprehensive income (loss), net of tax:
Deferred loss from cash flow hedges	(23)	(73)	(134)	(188)
Reclassification of net deferred (gain) loss from cash flow hedges realized in net income/loss	110	16	181	(15)
Comprehensive income resulting from discontinued operations	—	3	—	4
Comprehensive loss	$(68)	$(324)	$(227)	$(395)

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

(5)         Derivative Instruments

For discussion of our derivative activities, see notes 2(d) and 5 to our consolidated financial statements in our Form 10-K.  The income (loss) of our energy and interest rate derivative instruments is:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Energy derivatives:
Hedge ineffectiveness	$5	$54	$(65)	$54
Other net unrealized losses	(360)	(408)	(215)	(145)
Interest rate derivatives:
Other net unrealized losses	(3)	(4)	(8)	(12)
Total(1)(2)	$(358)	$(358)	$(288)	$(103)

(1)          No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(2)          During the three months ended September 30, 2006 and 2005, $0 and during the nine months ended September 30, 2006 and 2005, $3 million and $0, respectively, were recognized in our results of continuing operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

During the three months ended June 30, 2006, we refined our methodology for estimating fair value of derivative instruments cleared and settled through brokers by modifying our discounting assumptions to be consistent with discounting assumptions used in estimating fair value of exchange-traded futures contracts.  This change in accounting estimate had an impact during the nine months ended September 30, 2006 as follows (income (loss)):

	Nine Months Ended September 30, 2006
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

(3)          This represents a $0.07 impact on loss per share for the nine months ended September 30, 2006.

Our derivative portfolio, excluding cash flow hedges, is $577 million (net liability) and $308 million (net liability) as of September 30, 2006 and December 31, 2005, respectively.  Our cash flow hedges are valued at $351 million (net liability) and $471 million (net liability) as of September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006 and December 31, 2005, the maximum length of time we were hedging our exposure to the variability in future cash flows that may result from changes in commodity prices was six years and seven years, respectively.  As of September 30, 2006 and December 31, 2005, accumulated other comprehensive loss from derivatives was $237 million and $284 million, respectively.  As of September 30, 2006, we expect $130 million of accumulated other comprehensive loss to be reclassified into our results of operations during the period from October 1, 2006 to September 30, 2007.  However, the actual amount reclassified into earnings will vary from the amounts recorded as of September 30, 2006, due to future changes in market prices.

Although we discontinued our proprietary energy trading business in March 2003, we have legacy positions, which will be closed as economically feasible or in accordance with their terms.  The impacts associated with these transactions are (income (loss)):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)

Revenues	$—	$(9)	$—	$(10)
Purchased power, fuel and cost of gas sold	9	(30)	19	(45)
Total	$9	$(39)	$19	$(55)

(6)         Debt

Our outstanding debt is:

	September 30, 2006			December 31, 2005
	Weighted Average Stated Interest Rate(1)	Long-term	Current	Weighted Average Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Banking or Credit Facilities, Bonds and Notes:
Reliant Energy:
Senior secured revolver due 2009	10.13%	$189	$—	8.40%	$383	$—
Senior secured term loans (B1) due 2010(2)	7.71	232	2	6.09	240	313
Senior secured term loans (B2) due 2010	7.66	294	3	6.91	296	3
Senior secured notes due 2010	9.25	550	—	9.25	550	—
Senior secured notes due 2013	9.50	550	—	9.50	550	—
Senior secured notes due 2014	6.75	750	—	6.75	750	—
Convertible senior subordinated notes due 2010 (unsecured)	5.00	275	—	5.00	275	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)	12.00	400	—	12.00	400	—
PEDFA(3) fixed-rate bonds for Seward plant due 2036	6.75	500	—	6.75	500	—
Reliant Energy Channelview LP(4):
Term loans and revolving working capital facility:
Floating rate debt due 2006 to 2024	6.93	249	19	6.04	259	14
Fixed rate debt due 2014 to 2024	9.55	75	—	9.55	75	—
RE Retail Receivables, LLC facility due 2007	5.80	—	450	4.71	—	450
Total facilities, bonds and notes		4,064	474		4,278	780
Other:
Adjustment to fair value of debt(5)		31	10		39	9
Total other debt		31	10		39	9
Total debt		$4,095	$484		$4,317	$789

(1)          The weighted average stated interest rates are for borrowings outstanding as of September 30, 2006 or December 31, 2005.

(2)          As of December 31, 2005, we classified $638 million as discontinued operations.  See note 15.

(3)          PEDFA is defined as Pennsylvania Economic Development Financing Authority.

(4)          We have obtained a waiver from the lenders, which expires on May 1, 2007, relating to insurance requirements specified in the credit agreement.

(5)          Included in interest expense during the three months ended September 30, 2006 and 2005 is amortization of $3 million and $2 million, respectively, and included in interest expense during the nine months ended September 30, 2006 and 2005 is amortization of $7 million and $6 million, respectively, for valuation adjustments for debt.

Amounts borrowed and available for borrowing under our senior secured revolver as of September 30, 2006 are:

	Total Committed Credit	Drawn Amount	Letters of Credit	Unused Amount
	(in millions)
Reliant Energy senior secured revolver due 2009	$1,700	$189	$473	$1,038

RE Retail Receivables, LLC Facility.  We have a receivables facility arrangement to sell an undivided interest in accounts receivable from our retail business to financial institutions on an ongoing basis.  The assets of the special purpose subsidiary that purchases the receivables and then resells receivables under the facility are available first and foremost to satisfy the claims of its creditors.  The special purpose subsidiary is a separate entity, which we consolidate.  We have extended this facility through January 31, 2007.

See note 14 for discussion of our plans related to the credit-enhanced retail structure.

(7)         Earnings Per Share

Reconciliations of the amounts used in the basic and diluted loss per common share computations are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)

Loss from continuing operations (basic)	$(154)	$(267)	$(270)	$(258)
Plus: Interest expense on 5.00% convertible senior subordinated notes, net of tax	— (1)	— (1)	— (1)	— (1)
Loss from continuing operations (diluted)	$(154)	$(267)	$(270)	$(258)

(1)          As we incurred a loss from continuing operations for this period, diluted loss per share is calculated the same as basic loss per share.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	(in millions)

Basic and Diluted Weighted Average Shares	307,975	(1)	303,043	(1)	306,804	(1)	301,587	(1)

(1)          See note (1) above regarding diluted loss per share.

We excluded the following items from diluted loss per common share due to the anti-dilutive effect:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	(shares in thousands, dollars in millions)

Shares excluded from the calculation of diluted loss per share	36,180	(1)	36,926	(1)	35,832	(1)	36,920	(1)

Shares excluded from the calculation of diluted loss per share because the exercise price exceeded the average market price	2,561	(2)	4,204	(2)	2,647	(2)	4,562	(2)

Interest expense that would be added to income if 5.00% convertible senior subordinated notes were dilutive	$2		$2		$6		$6

(1)          Potential shares excluded may consist of convertible senior subordinated notes, warrants, stock options, restricted stock, performance-based shares and/or shares related to employee stock purchase plan.

(2)          Relates to stock options.

(8)         Income Taxes

(a)         Tax Rate Reconciliation.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions, except percentages)

Loss from continuing operations before income taxes	$(254)	$(464)	$(296)	$(413)
Federal statutory rate	35%	35%	35%	35%
Income tax benefit at statutory rate	(89)	(162)	(104)	(145)
Net addition (reduction) in taxes resulting from:
Federal tax reserves	8	(1)	9	1
Federal valuation allowance	(30)	(45)	60	(39)
Non-deductible compensation	1	2	3	2
Settlement of shareholder class action lawsuits	—	—	—	2
State income taxes, net of federal income taxes	9	(9)	5	2
Other, net	1	18 (1)	1	22 (1)
Total	(11)	(35)	78	(10)
Income tax benefit from continuing operations	$(100)	$(197)	$(26)	$(155)
Effective rate	39%	43%	Not Meaningful	38%

(1)          Primarily includes revisions in estimates for taxes accrued in prior periods.

(b)         Valuation Allowances.

We assess quarterly our future ability to use federal, state and foreign net operating losses, capital losses and other deferred tax assets.  As a result of our recent history of losses and the change in our net federal deferred tax assets, we recorded a federal valuation allowance during 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(in millions)

Balance, beginning of period	$90	$—
Income tax expense (benefit)	(30)	60
Balance, September 30, 2006	$60	$60

(c)          Tax Contingencies.

Our income tax returns, including years when we were included in CenterPoint Energy, Inc.’s (CenterPoint) consolidated tax group, for the 1997 to 2004 tax reporting periods are under audit by federal and state taxing authorities.  These audits may result in additional taxes, interest and penalties or revisions of the timing of tax payments.  We evaluate the need for contingent tax liabilities on a quarterly basis and record any estimable and probable tax exposures in our results of operations.

We have received proposed tax assessments from certain taxing authorities, which are currently at varying stages of appeals.  The issues primarily relate to temporary differences and include deductions for plant abandonments, bad debts, capitalization of costs to plant and inventory, depreciation and various other matters.  It could take several years to resolve these contingencies.

As of September 30, 2006 and December 31, 2005, we have accrued contingent federal and state tax liabilities related to our continuing operations of $49 million and $46 million, respectively.  These balances are primarily classified in other long-term liabilities.  We do not believe these contingencies will be resolved within the next 12 months.

As of September 30, 2006 and December 31, 2005, we have accrued contingent federal tax liabilities related to our discontinued European energy operations of $11 million included in other long-term liabilities in continuing operations.  We reserved these amounts for potential future federal income tax assessments on certain income from our former European subsidiaries.  If sustained, these assessments would increase our capital loss carryforwards by $45 million and reduce our tax net operating loss carryforwards by the same amount.

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

•                  A pre-tax charge of $35 million during the third quarter of 2006 for the tentative settlement of certain class action natural gas cases relating to the Western states energy crisis.  See note 10(a).

(d)         Changes in Accounting for Income Taxes or Tax Laws.

The FASB recently issued guidance clarifying the accounting for uncertainty in income taxes.  Pursuant to the new guidance, which becomes effective for us in 2007, tax benefits are only recorded for positions where it is more-likely-than-not that our reported tax return treatment would be sustained if audited by relevant taxing authorities.  Additional rules are provided for interest, penalties, changes in benefit recognition and other related matters.  We cannot currently predict the effect this interpretation will have on our consolidated financial statements.

In May 2006, the State of Texas enacted substantial changes to its tax system.  Effective January 1, 2007, the current Texas franchise tax comprised of taxable capital and earned surplus components will be replaced with a revised franchise tax based on modified gross revenue.  As a result of the Texas law change, during the nine months ended September 30, 2006, we decreased our net deferred state tax liabilities by $9 million to reflect the estimated cumulative change to deferred tax items.  We will continue to revise our estimate as additional information becomes available through December 31, 2006.

(9)         Guarantees and Indemnifications

We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002.  The estimated maximum potential amount of future payments under the guarantee was approximately $57 million as of September 30, 2006.  We believe the likelihood that we would incur any significant losses under this guarantee is remote and, therefore, have not recorded a liability in our consolidated balance sheet as of September 30, 2006.

We also guarantee the $500 million PEDFA bonds, which are included in our consolidated balance sheet as outstanding debt.  Our guarantees are secured by guarantees from all of our subsidiaries that guarantee the December 2004 credit facilities and the collateral that secures our senior secured notes.  The guarantees require us to comply with covenants substantially identical to those in the senior secured notes indentures.  The PEDFA bonds will become secured by certain assets of Seward if the collateral supporting both the senior secured notes and our guarantees is released.  Our maximum potential obligation under the guarantees is for payment of the principal of $500 million and related interest charges at a fixed rate of 6.75%.

We have guaranteed payments to a third party relating to energy sales from El Dorado Energy, LLC, a former investment.  The estimated maximum potential amount of future payments under this guarantee is approximately $21 million as of September 30, 2006.  We secured a portion of the guarantee with letters of credit.  We have not recorded a liability in our consolidated balance sheet for this guarantee.

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

We have agreed to indemnify CenterPoint against certain losses relating to the lawsuits described in note 10 under “Pending Electricity and Natural Gas Litigation — Natural Gas Actions.”   We have also agreed to indemnify CenterPoint against losses relating to an alleged breach of fiduciary duties in violation of the Employee Retirement Income Security Act in a class action lawsuit in the United States District Court for the Southern District of Texas.  The lawsuit seeks monetary damages and restitution.  In January 2006, the court granted CenterPoint’s motion for summary judgment and dismissed the case with prejudice.  The court’s decision is on appeal to the United States Court of Appeals for the Fifth Circuit.  In addition, we are also required to indemnify CenterPoint for certain liabilities relating to the initial public offering of our common stock.

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

Pending Electricity and Natural Gas Litigation

The following proceedings relate to alleged conduct in the electricity and natural gas markets.  In 2005, we settled a number of these proceedings that were pending in California and other western states; however, many other proceedings remain pending.  See note 13 to our consolidated financial statements in our Form 10-K.

Electricity Actions.  We are party to two remaining lawsuits relating to our participation in alleged conduct to increase electricity prices in violation of antitrust laws, unfair competition laws and similar laws.  The lawsuits seek treble damages, restitution and expenses.  These lawsuits are on appeal from orders of the United States District Court, Western District of Washington and the United States District Court, District of Oregon, respectively, that dismissed these cases in our favor.  A third related case was recently dismissed in our favor from the Superior Court of California Santa Clara County.  The other electricity lawsuits were settled as part of our 2005 settlement.  While there are certain issues on appeal in these other cases, we do not believe the appeals will materially impact the underlying settlement.

Natural Gas Actions.  We are party to 39 lawsuits, a number of which are class action lawsuits, including an action brought by the Nevada Attorney General on behalf of gas consumers in Nevada, in state and federal courts in California, Colorado, Kansas, Missouri, Nevada and Tennessee relating to alleged conduct to increase natural gas prices in violation of antitrust and similar laws.  The lawsuits seek treble damages, restitution and/or expenses.  The lawsuits also name our subsidiary, Reliant Energy Services, Inc. (Reliant Energy Services), and a number of unaffiliated energy companies as parties.

In October 2006, we reached a tentative settlement of the 12 class action natural gas cases pending in state court in California.  The settlement would require us to pay $35 million, which we expensed during the third quarter of 2006, and would not include similar cases filed by individual plaintiffs, which we continue to vigorously defend.  The settlement will be subject to a fairness hearing and court approval, which we expect to occur in the first quarter of 2007.  We have not admitted wrongdoing or liability and we continue to deny the plaintiff’s allegations.

One of the natural gas cases is a case filed by the Los Angeles Department of Water and Power (LADWP) in the California Superior Court in 2004.  The lawsuit alleges that we conspired to manipulate natural gas prices in breach of our supply contract with LADWP and in violation of California’s antitrust laws and the California False Claims Act.  The lawsuit seeks treble damages for the alleged overcharges (estimated to be $218 million) for gas purchased by LADWP, interest and legal costs.  The lawsuit also seeks (a) a determination that an extension of the contract with LADWP was invalid in that the required municipal approvals for the extension were allegedly not obtained and (b) a return of all money paid by LADWP during that period (estimated to be $681 million).

Another of the natural gas cases is a lawsuit filed in October 2006 by the Missouri Public Service Commission in the Circuit Court of Jackson County, Missouri at Kansas City relating to alleged conduct to increase natural gas prices in violation of antitrust and similar laws from January 2000 through October 2002.  The lawsuit, which has not been served on us, seeks treble damages and expenses and also names our subsidiary, Reliant Energy Services, as a party.  The case has been removed to the Western District of Missouri, Western Division.

Criminal Proceeding — Reliant Energy Services.  In April 2004, a California federal grand jury indicted Reliant Energy Services and some of its former and current employees for alleged violations of the Commodity Exchange Act, wire fraud and on conspiracy charges.  The indictment claims Reliant Energy Services manipulated prices by curtailing electricity generation in California on two days in June 2000.  We believe the actions alleged in the indictment did not violate laws in effect during this period and are contesting the indictment vigorously.  In February 2006, the judge denied the motions to dismiss that were filed by Reliant Energy Services and some of its former and current employees in this proceeding.  This case has been set for trial in March 2007 in the United States District Court for the Northern District of California.  If convicted, our subsidiary could be assessed statutory penalties equal to twice the alleged benefit to us from the conduct or twice the alleged harm to the market from the conduct.  The indictment alleges that the conduct could have resulted in harm to the market of up to $32 million.  In addition, a criminal conviction of Reliant Energy Services could result in potential suspension or debarment from government contracting.  We do not believe that the indictment will have any material adverse impact on our business operations.

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

United States Attorney Investigation

Investigation of Natural Gas Price Reporting Issues.  The United States Attorney for the Southern District of Texas has been investigating natural gas price reporting issues.  The issues relate to the alleged submission of false data to various energy publications and reporting services.  In November 2004, a grand jury indicted a former employee of Reliant Energy Services for alleged misreporting of gas prices and the employee subsequently pled guilty and was sentenced.  The investigation could result in civil or criminal actions being brought against us, certain of our subsidiaries or other current and former employees; however, it has been several months since we last received an information request from the United States Attorney’s office.

PUCT Cases

There are various proceedings pending before the state district court in Travis County, Texas, seeking reviews of the Public Utility Commission of Texas orders relating to the fuel factor component used in our “price-to-beat” tariff.  These proceedings pertain to the same issues affirmed by a district court in Travis County and later by the Travis County Court of Appeals in 2004 in a separate proceeding.

(b)         Environmental Matters.

New Source Review Matters. The United States Environmental Protection Agency (EPA) and various states are investigating compliance of coal-fueled electric generating stations with the “New Source Review” requirements of the Clean Air Act.  The EPA has agreed to share information relating to its investigations with state environmental agencies.  We are unable to predict the ultimate outcome of the EPA’s investigation.  In November 2005, we received a notice of intent to sue pursuant to the Clean Air Act from the state of New Jersey relating to one of our power plants located in Pennsylvania.  The allegations relate to conduct that occurred prior to our ownership of the power plant.  If the state of New Jersey sues us and is successful, we could incur significant capital expenditures associated with the implementation of emissions reductions on an accelerated basis and possible penalties.

Ash Disposal Site Closures.  We are responsible for environmental costs related to the future closures of seven ash disposal sites, five of which are owned in whole or in part by REMA and two of which are owned by Orion MidWest.  Based on our evaluations with assistance from third-party consultants and engineers, we recorded the estimated discounted costs associated with these environmental liabilities as part of our asset retirement obligations.  See note 2(q) to our consolidated financial statements in our Form 10-K.

Remediation Obligations.  We are responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey.  Based on our evaluations with assistance from third-party consultants and engineers, we recorded the estimated liability for the remediation costs of $7 million as of September 30, 2006 and December 31, 2005.

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

Elrama Consent Order.  In September 2006, Orion MidWest entered into a consent order and agreement with the Commonwealth of Pennsylvania Department of Environmental Protection regarding alleged air pollution violations at its power plant in Elrama, Pennsylvania.  Pursuant to the consent order and agreement, Orion MidWest agreed to pay a civil penalty of $20,000 in settlement of past violations and to pay up to an additional $90,000 for violations occurring during the term of the consent order.  Orion MidWest has also agreed to take various investigatory and remedial actions at the plant, including an upgrade of its scrubber system.

(11)  Supplemental Guarantor Information

Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes.

Condensed Consolidating Statements of Operations.

	Three Months Ended September 30, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$3,344	$434	$(473)	$3,305
Purchased power, fuel and cost of gas sold	—	3,231	222	(463)	2,990
Operation and maintenance	—	118	111	(10)	219
Selling, general and administrative	—	96	21	—	117
Western states settlement	—	35	—	—	35
(Gain) loss on sales of receivables	—	27	(27)	—	—
Gains on sales of assets and emission allowances, net	—	(2)	(1)	—	(3)
Depreciation and amortization	—	47	61	—	108
Total	—	3,552	387	(473)	3,466
Operating income (loss)	—	(208)	47	—	(161)
Income of equity investments, net	—	2	—	—	2
Other, net	—	(1)	—	—	(1)
Loss of equity investments of consolidated subsidiaries	(187)	(4)	—	191	—
Interest expense	(68)	(9)	(24)	—	(101)
Interest income	—	7	—	—	7
Interest income (expense) – affiliated companies, net	82	(53)	(29)	—	—
Total other expense	(173)	(58)	(53)	191	(93)
Loss from continuing operations before income taxes	(173)	(266)	(6)	191	(254)
Income tax benefit(2)	(18)	(81)	(1)	—	(100)
Loss from continuing operations	(155)	(185)	(5)	191	(154)
Loss from discontinued operations	—	—	(1)	—	(1)
Net loss	$(155)	$(185)	$(6)	$191	$(155)

	Three Months Ended September 30, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$3,042	$552	$(631)	$2,963
Purchased power, fuel and cost of gas sold	—	3,053	267	(623)	2,697
Operation and maintenance	—	94	93	(8)	179
Selling, general and administrative	—	68	30	—	98
Western states settlement	—	351	—	—	351
(Gain) loss on sales of receivables	—	20	(20)	—	—
Gains on sales of assets and emission allowances, net	—	—	(92)	—	(92)
Depreciation and amortization	—	56	68	—	124
Total	—	3,642	346	(631)	3,357
Operating income (loss)	—	(600)	206	—	(394)
Income of equity investments, net	—	27	—	—	27
Income (loss) of equity investments of consolidated subsidiaries	(232)	84	—	148	—
Interest expense	(69)	(10)	(21)	—	(100)
Interest income	—	3	—	—	3
Interest income (expense) – affiliated companies, net	36	(9)	(27)	—	—
Total other income (expense)	(265)	95	(48)	148	(70)
Income (loss) from continuing operations before income taxes	(265)	(505)	158	148	(464)
Income tax expense (benefit)	8	(257)	24	28	(197)
Income (loss) from continuing operations	(273)	(248)	134	120	(267)
Income (loss) from discontinued operations	3	96	(161)	59	(3)
Net loss	$(270)	$(152)	$(27)	$179	$(270)

	Nine Months Ended September 30, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$8,640	$1,116	$(1,223)	$8,533
Purchased power, fuel and cost of gas sold	—	8,049	625	(1,200)	7,474
Operation and maintenance	—	318	340	(23)	635
Selling, general and administrative	—	222	57	—	279
Western states settlement	—	35	—	—	35
(Gain) loss on sales of receivables	—	64	(64)	—	—
Gains on sales of assets and emission allowances, net	—	(20)	(139)	—	(159)
Depreciation and amortization	—	140	140	—	280
Total	—	8,808	959	(1,223)	8,544
Operating income (loss)	—	(168)	157	—	(11)
Income of equity investments, net	—	4	—	—	4
Income (loss) of equity investments of consolidated subsidiaries	(186)	3	—	183	—
Interest expense	(216)	(28)	(68)	—	(312)
Interest income	1	20	2	—	23
Interest income (expense) – affiliated companies, net	193	(116)	(77)	—	—
Total other expense	(208)	(117)	(143)	183	(285)
Income (loss) from continuing operations before income taxes	(208)	(285)	14	183	(296)
Income tax expense (benefit)(2)	61	(101)	14	—	(26)
Loss from continuing operations	(269)	(184)	—	183	(270)
Income (loss) from discontinued operations	(5)	(3)	3	—	(5)
Cumulative effect of accounting change, net of tax	—	1	—	—	1
Net income (loss)	$(274)	$(186)	$3	$183	$(274)

	Nine Months Ended September 30, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$7,190	$1,247	$(1,325)	$7,112
Purchased power, fuel and cost of gas sold	(1)	6,531	655	(1,307)	5,878
Operation and maintenance	—	270	304	(18)	556
Selling, general and administrative	—	163	79	—	242
Western states settlement	—	351	—	—	351
(Gain) loss on sales of receivables	—	43	(43)	—	—
Gains on sales of assets and emission allowances, net	—	(3)	(116)	3	(116)
Depreciation and amortization	—	166	170	—	336
Total	(1)	7,521	1,049	(1,322)	7,247
Operating income (loss)	1	(331)	198	(3)	(135)
Income of equity investments, net	—	23	—	—	23
Income (loss) of equity investments of consolidated subsidiaries	(114)	72	—	42	—
Other, net	—	(23)	—	—	(23)
Interest expense	(203)	(29)	(61)	—	(293)
Interest income	—	14	1	—	15
Interest income (expense) – affiliated companies, net	100	(31)	(69)	—	—
Total other income (expense)	(217)	26	(129)	42	(278)
Income (loss) from continuing operations before income taxes	(216)	(305)	69	39	(413)
Income tax benefit	(12)	(162)	(9)	28	(155)
Income (loss) from continuing operations	(204)	(143)	78	11	(258)
Income (loss) from discontinued operations	8	130	(135)	59	62
Net loss	$(196)	$(13)	$(57)	$70	$(196)

(1)          These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)          During the three and nine months ended September 30, 2006, we recorded (reversed) federal valuation allowances of $(20) million and $70 million, respectively, related to our net federal deferred tax assets.  These amounts are reflected in the “Reliant Energy” column.  See note 8.

Condensed Consolidating Balance Sheets.

	September 30, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$6	$49	$12	$—	$67
Restricted cash	—	—	10	—	10
Accounts and notes receivable, principally customer, net	—	296	1,101	(6)	1,391
Accounts and notes receivable – affiliated companies	2,535	1,769	1,438	(5,742)	—
Inventory	—	145	139	—	284
Derivative assets	—	440	9	—	449
Other current assets	—	1,956	106	(105)	1,957
Current assets of discontinued operations	—	5	1	—	6
Total current assets	2,541	4,660	2,816	(5,853)	4,164
Property, Plant and Equipment, net	—	3,134	2,644	—	5,778
Other Assets:
Goodwill	—	84	184	119	387
Other intangibles, net	—	141	293	—	434
Notes receivable – affiliated companies	2,539	770	94	(3,403)	—
Equity investments of consolidated subsidiaries	1,763	466	—	(2,229)	—
Derivative assets	—	253	6	—	259
Other long-term assets(2)	83	416	408	(298)	609
Total other assets	4,385	2,130	985	(5,811)	1,689
Total Assets	$6,926	$9,924	$6,445	$(11,664)	$11,631

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$5	$—	$479	$—	$484
Accounts payable, principally trade	6	742	47	—	795
Accounts and notes payable – affiliated companies	—	3,758	1,984	(5,742)	—
Derivative liabilities	—	1,033	36	—	1,069
Other current liabilities	147	417	82	(111)	535
Current liabilities of discontinued operations	—	5	19	—	24
Total current liabilities	158	5,955	2,647	(5,853)	2,907
Other Liabilities:
Notes payable – affiliated companies	—	2,635	768	(3,403)	—
Derivative liabilities	—	448	119	—	567
Other long-term liabilities(2)	231	215	216	(298)	364
Total other liabilities	231	3,298	1,103	(3,701)	931
Long-term Debt	2,839	501	755	—	4,095
Commitments and Contingencies
Temporary Equity Stock-based Compensation	1	—	—	—	1
Total Stockholders’ Equity(2)	3,697	170	1,940	(2,110)	3,697
Total Liabilities and Equity	$6,926	$9,924	$6,445	$(11,664)	$11,631

	December 31, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$3	$40	$45	$—	$88
Restricted cash	—	—	27	—	27
Accounts and notes receivable, principally customer, net	—	348	840	(16)	1,172
Accounts and notes receivable – affiliated companies	802	1,395	1,096	(3,293)	—
Inventory	—	161	138	—	299
Derivative assets	—	639	87	—	726
Other current assets	1	2,129	91	(6)	2,215
Current assets of discontinued operations	2	46	157	(2)	203
Total current assets	808	4,758	2,481	(3,317)	4,730
Property, Plant and Equipment, net	—	3,246	2,688	—	5,934
Other Assets:
Goodwill	—	84	184	119	387
Other intangibles, net	—	182	329	—	511
Notes receivable – affiliated companies	2,506	812	2	(3,320)	—
Equity investments of consolidated subsidiaries	3,721	364	—	(4,085)	—
Derivative assets	—	521	7	—	528
Other long-term assets	188	180	380	(150)	598
Long-term assets of discontinued operations	720	—	873	(712)	881
Total other assets	7,135	2,143	1,775	(8,148)	2,905
Total Assets	$7,943	$10,147	$6,944	$(11,465)	$13,569

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$316	$—	$473	$—	$789
Accounts payable, principally trade	8	848	31	—	887
Accounts and notes payable – affiliated companies	—	1,826	1,467	(3,293)	—
Derivative liabilities	—	1,081	139	—	1,220
Other current liabilities	62	305	69	(22)	414
Current liabilities of discontinued operations	—	49	49	(2)	96
Total current liabilities	386	4,109	2,228	(3,317)	3,406
Other Liabilities:
Notes payable – affiliated companies	—	2,512	808	(3,320)	—
Derivative liabilities	—	657	156	—	813
Other long-term liabilities	11	262	266	(150)	389
Long-term liabilities of discontinued operations	638	—	854	(712)	780
Total other liabilities	649	3,431	2,084	(4,182)	1,982
Long-term Debt	3,044	501	772	—	4,317
Commitments and Contingencies
Total Stockholders’ Equity	3,864	2,106	1,860	(3,966)	3,864
Total Liabilities and Equity	$7,943	$10,147	$6,944	$(11,465)	$13,569

(1)          These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)          See footnote (2) above under condensed consolidating statements of operations.

Condensed Consolidating Statements of Cash Flows.

	Nine Months Ended September 30, 2006
	Reliant Energy(1)	Guarantors(1)(2)	Non-Guarantors(2)	Adjustments(3)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$9	$(31)	$62	$—	$40
Net cash provided by (used in) discontinued operations from operating activities	3	(8)	(40)	—	(45)
Net cash provided by (used in) operating activities	12	(39)	22	—	(5)
Cash Flows from Investing Activities:
Capital expenditures	—	(21)	(43)	—	(64)
Investments in, advances to and from and distributions from subsidiaries, net (4)	410	12	(203)	(219)	—
Proceeds from sales of assets, net	—	—	1	—	1
Net proceeds from sales of emission allowances	—	64	129	—	193
Restricted cash	—	—	17	—	17
Other, net	—	6	—	—	6
Net cash provided by (used in) continuing operations from investing activities	410	61	(99)	(219)	153
Net cash provided by discontinued operations from investing activities	712	—	968	(712)	968
Net cash provided by investing activities	1,122	61	869	(931)	1,121
Cash Flows from Financing Activities:
Payments of long-term debt	(320)	—	(11)	—	(331)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	(194)	—	5	—	(189)
Changes in notes with affiliated companies, net (5)	—	(13)	(206)	219	—
Proceeds from issuances of stock	21	—	—	—	21
Net cash used in continuing operations from financing activities	(493)	(13)	(212)	219	(499)
Net cash used in discontinued operations from financing activities	(638)	—	(712)	712	(638)
Net cash used in financing activities	(1,131)	(13)	(924)	931	(1,137)
Net Change in Cash and Cash Equivalents	3	9	(33)	—	(21)
Cash and Cash Equivalents at Beginning of Period	3	40	45	—	88
Cash and Cash Equivalents at End of Period	$6	$49	$12	$—	$67

	Nine Months Ended September 30, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(3)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$(76)	$(532)	$89	$—	$(519)
Net cash provided by discontinued operations from operating activities	7	—	98	—	105
Net cash provided by (used in) operating activities	(69)	(532)	187	—	(414)
Cash Flows from Investing Activities:
Capital expenditures	—	(40)	(19)	—	(59)
Investments in, advances to and from and distributions from subsidiaries, net (4)	11	(10)	(188)	187	—
Proceeds from sales of assets, net	—	104	45	—	149
Net proceeds from sales (purchases) of emission allowances	—	(131)	118	—	(13)
Restricted cash	—	—	30	—	30
Other, net	—	3	—	—	3
Net cash provided by (used in) continuing operations from investing activities	11	(74)	(14)	187	110
Net cash provided by (used in) discontinued operations from investing activities	18	51	(12)	(18)	39
Net cash provided by (used in) investing activities	29	(23)	(26)	169	149
Cash Flows from Financing Activities:
Payments of long-term debt	(7)	(1)	(34)	—	(42)
Increase in short-term borrowings and revolving credit facilities, net	1	—	226	—	227
Changes in notes with affiliated companies, net (5)	—	555	(368)	(187)	—
Proceeds from issuances of stock	26	—	—	—	26
Net cash provided by (used in) continuing operations from financing activities	20	554	(176)	(187)	211
Net cash used in discontinued operations from financing activities	—	—	(18)	18	—
Net cash provided by (used in) financing activities	20	554	(194)	(169)	211
Net Change in Cash and Cash Equivalents	(20)	(1)	(33)	—	(54)
Cash and Cash Equivalents at Beginning of Period	25	33	47	—	105
Cash and Cash Equivalents at End of Period	$5	$32	$14	$—	$51

(1)          During the nine months ended September 30, 2006, Reliant Energy Retail Holdings, LLC, a guarantor, made a non-cash capital distribution (related to intercompany receivables) of $1.9 billion to Reliant Energy.

(2)          During the nine months ended September 30, 2006, Reliant Energy Retail Services, LLC, a guarantor, made a non-cash capital contribution of $93 million to RE Retail Receivables, LLC, its wholly-owned subsidiary and a non-guarantor, in connection with the retail receivables facility.  RE Retail Receivables, LLC will distribute this equity at the end of the facility.  See note 6.

(3)          These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(4)          Net investments in, advances to and from and distributions from subsidiaries are classified as investing activities.

(5)          Net changes in notes with affiliated companies are classified as financing activities for subsidiaries of Reliant Energy and as investing activities for Reliant Energy.

(12)  Reportable Segments

Financial data for our segments are as follows:

	Retail Energy	Wholesale Energy		Other Operations		Eliminations	Consolidated
	(in millions)
Three months ended September 30, 2006:
Revenues from external customers	$2,571	$734	(1)	$—		$—	$3,305
Intersegment revenues	—	162		—		(162)	—
Purchased power, fuel and cost of gas sold	2,473	679		—		(162)	2,990
Gross margin(2)	98	217		—		—	315
Contribution margin(3)	(42)	65		—		—	23

Three months ended September 30, 2005:
Revenues from external customers	$2,288	$674		$1		$—	$2,963
Intersegment revenues	—	212		—		(212)	—
Purchased power, fuel and cost of gas sold	2,125	784		—		(212)	2,697
Gross margin(2)	163	102		1		—	266
Contribution margin(3)	62	(24)		1		—	39

Nine months ended September 30, 2006 (except as denoted):
Revenues from external customers	$6,475	$2,057	(4)	$1		$—	$8,533
Intersegment revenues	—	448		—		(448)	—
Purchased power, fuel and cost of gas sold	6,003	1,919		—		(448)	7,474
Gross margin(2)	472	586		1		—	1,059
Contribution margin(3)	133	130		1		—	264
Total assets as of September 30, 2006	2,359	9,810		624	(5)	(1,162)	11,631

Nine months ended September 30, 2005 (except as denoted):
Revenues from external customers	$5,309	$1,799		$4		$—	$7,112
Intersegment revenues	—	443		—		(443)	—
Purchased power, fuel and cost of gas sold	4,570	1,752		(1)		(443)	5,878
Gross margin(2)	739	490		5		—	1,234
Contribution margin(3)	489	76		3		—	568
Total assets as of December 31, 2005	2,762	9,871		1,691	(6)	(755)	13,569

(1)          Includes $395 million in revenues from a single counterparty, which represented 12% of our consolidated revenues and 54% of our wholesale energy segment revenues.

(2)          Gross margin (revenues less purchased power, fuel and cost of gas sold) excludes depreciation, amortization, labor and other product costs.

(3)          Gross margin less (a) operation and maintenance, (b) selling and marketing and (c) bad debt expense.

(4)          Includes $1.0 billion in revenues from a single counterparty, which represented 12% of our consolidated revenues and 49% of our wholesale energy segment revenues.  As of September 30, 2006, $0 was outstanding from this counterparty.

(5)          Other operations include discontinued operations of $6 million.

(6)          Other operations include discontinued operations of $1,084 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Reconciliation of Contribution Margin to Operating Loss and Operating Loss to Net Loss:
Contribution margin	$23	$39	$264	$568
Other general and administrative	44	50	119	132
Western states settlement	35	351	35	351
Gains on sales of assets and emission allowances, net	(3)	(92)	(159)	(116)
Depreciation	75	83	226	269
Amortization	33	41	54	67
Operating loss	(161)	(394)	(11)	(135)
Income of equity investments, net	2	27	4	23
Other, net	(1)	—	—	(23)
Interest expense	(101)	(100)	(312)	(293)
Interest income	7	3	23	15
Loss from continuing operations before income taxes	(254)	(464)	(296)	(413)
Income tax benefit	(100)	(197)	(26)	(155)
Loss from continuing operations	(154)	(267)	(270)	(258)
Income (loss) from discontinued operations	(1)	(3)	(5)	62
Loss before cumulative effect of accounting change	(155)	(270)	(275)	(196)
Cumulative effect of accounting change, net of tax	—	—	1	—
Net loss	$(155)	$(270)	$(274)	$(196)

(13) Sales of Assets and Emission Allowances

Sales of Emission Allowances.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	(in millions)

SO2(1) allowances	$8	(2)	$112	(3)	$202	(4)	$156	(5)
NOx(6) allowances	—		1		—		27	(7)
	$8		$113		$202		$183

(1)          SO2 is sulfur dioxide.

(2)          Sold 20,000 allowances relating to 2006 and 2010 vintage years.

(3)          Sold 138,000 allowances relating to 2005 through 2009 vintage years.

(4)          Sold 182,000 allowances relating to 2006 through 2010 vintage years.

(5)          Sold 197,000 allowances relating to 2005 through 2009 vintage years.

(6)          NOx is nitrogen oxides.

(7)          Sold 9,000 allowances relating to 2005 through 2007 vintage years.

Summary of Gains and Losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)

Landfill-gas fueled power plants	$—	$—	$—	$(4)
REMA(1) hydropower plants	—	—	—	12
Emission allowances	3	93	159	108
Other, net	—	(1)	—	—
Gains on sales of assets and emission allowances, net	$3	$92	$159	$116

(1)          REMA is Reliant Energy Mid-Atlantic Power Holdings, LLC and its consolidated subsidiaries.

(14)  Credit-Enhanced Retail Structure

To substantially eliminate collateral postings for our Texas retail energy business, on September 24, 2006, we signed (a) a credit sleeve and reimbursement agreement (the agreement) and (b) a working capital facility agreement, providing for revolving credit loans, with Merrill Lynch & Co., Inc. and two of its affiliates (Merrill Lynch).  The transaction is expected to close in the fourth quarter of 2006 and is contingent upon closing conditions, including our bondholders’ consents and a series of refinancings related to our bank credit facilities.  In connection with the closing (based on September 30, 2006 balances), we expect to reduce our gross debt by at least $700 million and reduce the size of our committed credit facilities by at least $800 million.

Under the agreement, Merrill Lynch will provide guarantees and the posting of collateral to our counterparties in existing and future supply transactions for our Texas retail energy business.  Merrill Lynch will also become a counterparty to us and the exchanges for existing and future financially settled supply contracts.  We will not be required to post collateral for these transactions.  The cash collateral we posted in connection with these contracts was classified as operating cash outflows and the return of the collateral will be classified as operating cash inflows.  In addition, the cash flows related to periodic settlements under the supply contracts are classified as operating cash flows.  As of September 30, 2006, we expect approximately $1.0 billion of cash collateral to be returned to us within several weeks of the closing date, which will reduce our net margin deposits.  In addition, we expect a return of approximately $100 million in letters of credit outstanding.  The transfer of the existing financially settled supply contracts to Merrill Lynch will result in us recording an unrealized loss on energy derivatives of approximately $30 million upon closing.  These amounts are subject to change based on changes in commodity prices, new contracts and settlements through the closing date.

We will pay to Merrill Lynch (a) a one-time structuring fee of $12.75 million, which will be expensed as general and administrative costs at the closing date and (b) a fee of $0.40 per megawatt hour (MWh) for each MWh of power that the Texas Retail Group delivers to its customers.  This $0.40/MWh fee will be expensed as interest expense.  We will be obligated to reimburse Merrill Lynch to the extent that any guarantees are called upon or any collateral posted is foreclosed upon.

The initial term of the agreement is five years.  We will be permitted to terminate at any time, subject to a make-whole payment during the first two years of the agreement.  Merrill Lynch does not have an early termination option.  An event of default will be triggered, subject to an opportunity to cure, if, among other events, we fail to manage our risk to changes in commodity prices.

Borrowings under the working capital facility will be limited to $300 million and will bear interest at LIBOR plus 0.45%.  Loans under the working capital facility will mature on the 90th day after the termination of the agreement with Merrill Lynch.  This facility includes a $150 million minimum adjusted EBITDA requirement for our Texas retail energy business for each trailing four-quarter period.

Upon closing, Reliant Energy Power Supply, LLC (REPS), Reliant Energy Retail Holdings, LLC and the other subsidiaries through which we conduct our Texas retail energy business will be subsidiaries of RERH Holdings, LLC (RERH Holdings), our newly formed, bankruptcy-remote subsidiary.

Our obligations under the agreement with Merrill Lynch and the working capital facility will be secured by first liens on substantially all of the assets of RERH Holdings.  A first lien on the equity of RERH Holdings will secure

Reliant Energy’s senior secured revolver and term loans, senior secured notes and guarantee of the PEDFA bonds.  The obligations of RERH Holdings and its subsidiaries under the agreement and the working capital facility are non-recourse to Reliant Energy and its other subsidiaries.

(15) Discontinued Operations

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

Assumptions Related to Debt, Deferred Financing Costs and Interest Expense on Discontinued Operations.  Based on our contractual obligation (at the time the purchase and sale agreement was executed) to utilize a portion of the net proceeds from the sale to prepay debt, we classified $638 million of debt as discontinued operations as of December 31, 2005.  See note 6.  We also classified as discontinued operations the related deferred financing costs and interest expense on this debt.  We allocated $0 and $9 million of related interest expense during the three months ended September 30, 2006 and 2005, respectively, and we allocated $15 million and $29 million of related interest expense during the nine months ended September 30, 2006 and 2005, respectively, to discontinued operations.

(b)         All Discontinued Operations.

The following summarizes certain financial information of the businesses reported as discontinued operations:

	New York Plants		Ceredo Plant		European Energy	Total
	(in millions)
Three months ended September 30, 2006:
Revenues	$(3)		$—		$—	$(3)
Loss before income tax expense/benefit	(3	)(1)	—		—	(3)

Three months ended September 30, 2005:
Revenues	$372		$—		$—	$372
Income (loss) before income tax expense/benefit	(59	)(2)	(27	)(3)	22	(64)

Nine months ended September 30, 2006:
Revenues	$108		$—		$—	$108
Loss before income tax expense/benefit	(7	)(1)	—		—	(7)

Nine months ended September 30, 2005:
Revenues	$728		$—		$—	$728
Income (loss) before income tax expense/benefit	(5	)(2)	(27	)(3)	52	20

(1)          Includes an additional loss on disposal of $2 million and $16 million during the three and nine months ended September 30, 2006, respectively, primarily due to changes in derivative assets.  The cumulative loss on disposal through September 30, 2006 is $255 million.

(2)          Includes $149 million estimated loss on disposal.  The estimated loss on disposal was revised to $239 million during 2005.

(3)          Includes $27 million estimated loss on disposal.

The following summarizes the assets and liabilities related to our New York discontinued operations:

	September 30, 2006		December 31, 2005
	(in millions)
Current Assets:
Accounts receivable, net	$1		$51
Derivative assets	5	(1)	87
Other current assets	—		65
Total current assets	6		203
Property, Plant and Equipment, net	—		761
Other Assets:
Other intangibles, net	—		69
Derivative assets	—		43
Other	—		8
Total long-term assets	—		881
Total Assets	$6		$1,084

Current Liabilities:
Accounts payable	$—		$15
Taxes payable	16	(2)	15
Derivative liabilities	5	(1)	50
Other current liabilities	3		16
Total current liabilities	24		96
Other Liabilities:
Accumulated deferred income taxes	—		120
Other liabilities	—		22
Total other liabilities	—		142
Long-term Debt	—		638
Total long-term liabilities	—		780
Total Liabilities	$24		$876
Accumulated other comprehensive loss	$—		$—

(1)          Relates to derivatives to be settled through December 2006.

(2)          Relates to state taxes to be paid through December 2006 resulting from the sale.

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

•                  Wholesale energy — provides electricity and energy services in the competitive wholesale energy markets in the United States.  We own and operate power plants or contract for power generation capacity.  As of September 30, 2006, we had approximately 16,000 MW of owned or leased generation capacity in operation.

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

•                  other margins received from, among other things, capacity payments and ancillary services; and

•                  the settlement of our historical hedges relative to current market prices.

Information regarding these key earnings drivers for our retail and wholesale energy segments for the three and nine months ended September 30, 2006 and 2005 is included in this Form 10-Q.

Recent Events

In this section, we present forward-looking information about recent events that could impact our future results of operations.  In addition to the factors described below, a number of other factors could affect our future results of operations, including changes in natural gas prices, plant availability, retail energy customer growth and other factors.

Credit-Enhanced Retail Structure.

For a discussion of our plans related to the credit-enhanced retail structure, see note 14 to our interim financial statements and “— Liquidity and Capital Resources” below.

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

Other.

For additional information regarding factors that could have an impact on our future results of operations, see “Risk Factors” in Item 1A of our Form 10-K and note 14 to our interim financial statements.

Consolidated Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

We reported $155 million consolidated net loss, or $0.50 loss per share, for the three months ended September 30, 2006 compared to $270 million consolidated net loss, or $0.89 loss per share, for the same period in 2005.

	Three Months Ended September 30,
	2006	2005	Change
	(in millions)

Retail energy contribution margin	$(42)	$62	$(104)
Wholesale energy contribution margin	65	(24)	89
Corporate contribution margin	—	1	(1)
Other general and administrative	(44)	(50)	6
Western states settlement	(35)	(351)	316
Gains on sales of assets and emission allowances, net	3	92	(89)
Depreciation and amortization	(108)	(124)	16
Income of equity investments, net	2	27	(25)
Other, net	(1)	—	(1)
Interest expense	(101)	(100)	(1)
Interest income	7	3	4
Income tax benefit	100	197	(97)
Loss from continuing operations	(154)	(267)	113
Loss from discontinued operations	(1)	(3)	2
Net loss	$(155)	$(270)	$115

Retail Energy Segment Summary.  Our retail energy segment’s contribution margin was a loss of $42 million during the three months ended September 30, 2006, compared to income of $62 million in the same period of 2005.  The $104 million decrease in contribution margin was primarily due to the net change in unrealized gains/losses on energy derivatives of $157 million.  In addition, contribution margin was impacted by a $92 million increase in gross margin, excluding unrealized gains/losses on energy derivatives and a $39 million increase in operation and maintenance, selling and marketing and bad debt expense.  See “— Retail Energy Margins” below for explanations.

Retail Energy Operational Data.

	Three Months Ended September 30,
	2006	2005
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	5,403	6,339
Non-Houston	2,680	2,294
Small Business:
Houston	1,116	1,027	(1)
Non-Houston	463	279	(1)
Total Mass	9,662	9,939
Commercial and Industrial:
ERCOT(2)(3)	9,283	8,307	(1)
Non-ERCOT	1,334	1,959
Total Commercial and Industrial	10,617	10,266
Market usage adjustments(4)	(115)	(65)
Total	20,164	20,140

(1)          Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 200-250 kilowatts and one MW from small business within mass to commercial and industrial.  The 2005 data is presented on a comparable basis.

(2)          These volumes include customers of the Texas General Land Office for whom we provide services.

(3)          ERCOT is the Electric Reliability Council of Texas.

(4)          See footnote (4) under “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 — Retail Energy Margins.”

	Three Months Ended September 30,
	2006	2005
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	1,147	1,233
Non-Houston	516	403
Small Business:
Houston	131	137	(1)
Non-Houston	29	17	(1)
Total Mass	1,823	1,790
Commercial and Industrial:
ERCOT(2)	75	68	(1)
Non-ERCOT	1	2
Total Commercial and Industrial	76	70
Total	1,899	1,860

(1)          Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 200-250 kilowatts and one MW from small business within mass to commercial and industrial.  The 2005 data is presented on a comparable basis.

(2)          Includes customers of the Texas General Land Office for whom we provide services.

	September 30, 2006	December 31, 2005
	(in thousands, metered locations)
Retail Customers:
Mass:
Residential:
Houston(1)	1,126	1,213
Non-Houston	532	462
Small Business:
Houston	129	137	(2)
Non-Houston	30	29	(2)
Total Mass	1,817	1,841
Commercial and Industrial:
ERCOT(3)	75	70	(2)
Non-ERCOT	1	2
Total Commercial and Industrial	76	72
Total	1,893	1,913

(1)          As of October 31, 2006, we have 474,000 Houston residential customers being served under competitive electricity products.

(2)          Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 200-250 kilowatts and one MW from small business within mass to commercial and industrial.  The 2005 data is presented on a comparable basis.

(3)          Includes customers of the Texas General Land Office for whom we provide services.

Retail Energy Revenues.

	Three Months Ended September 30,
	2006	2005		Change
	(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$863	$842		$21	(1)
Non-Houston	390	267		123	(2)
Small Business:
Houston	207	147	(3)	60	(4)
Non-Houston	61	30	(3)	31	(5)
Total Mass	1,521	1,286		235
Commercial and Industrial:
ERCOT	833	688	(3)	145	(6)
Non-ERCOT	95	136		(41	)(7)
Total Commercial and Industrial	928	824		104
Total	2,449	2,110		339

Retail energy revenues from resales of purchased power and other hedging activities	148	181		(33)
Market usage adjustments	(29)	(3)		(26	)(8)
Unrealized gains on energy derivatives	3	—		3	(9)
Total retail energy revenues	$2,571	$2,288		$283

(1)          Increase primarily due to increases in sales prices to customers due to higher market prices of electricity when revenues rates were set, partially offset by lower volumes due to fewer customers, milder weather and reduced customer usage.

(2)          Increase primarily due to (a) increases in sales prices to customers due to higher market prices of electricity when revenue rates were set and (b) increased volumes due to increased customers.

(3)          Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 200-250 kilowatts and one MW from small business within mass to commercial and industrial.  The 2005 data is presented on a comparable basis.

(4)          Increase primarily due to increases in sales prices to customers due to higher market prices of electricity when revenue rates were set.

(5)          Increase primarily due to (a) increased volumes due to increased customers and (b) increases in sales prices to customers due to higher market prices of electricity when revenue rates were set.

(6)          Increase primarily due to (a) increases in volumes, (b) fixed price contracts renewed at higher market rates due to higher prices of electricity when the contracts were executed and (c) variable rate contracts, which are tied to the market price of natural gas.

(7)          Decrease primarily due to lower volumes due to fewer customers in PJM.

(8)          See footnote (4) under “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 — Retail Energy Margins.”

(9)          See footnote (5) under “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 — Retail Energy Margins.”

Retail Energy Purchased Power.

	Three Months Ended September 30,
	2006	2005	Change
	(in millions)

Costs of purchased power	$1,986	$1,737	$249	(1)
Retail energy intersegment costs	162	212	(50	)(2)
Market usage adjustments	(16)	(5)	(11	)(3)
Unrealized losses on energy derivatives	341	181	160	(4)
Total retail energy purchased power	$2,473	$2,125	$348

(1)          Increase primarily due to (a) higher market costs of purchased power at the time of procurement and (b) increased costs of transmission and distribution losses in ERCOT.

(2)          Decrease due to lower volumes due to fewer customers in PJM.

(3)          See footnote (4) under “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 — Retail Energy Margins.”

(4)          See footnote (5) under “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 — Retail Energy Margins.”

Retail Energy Margins.

In analyzing the results of our retail energy segment, we use the non-GAAP financial measure “retail energy gross margin, excluding unrealized gains/losses on energy derivatives.”  We use this measure in addition to, and in conjunction with, contribution margin and retail energy gross margin in order to analyze the results of the retail energy segment.  Retail energy gross margin, excluding unrealized gains/losses on energy derivatives should not be relied upon to the exclusion of GAAP financial measures.  The item that is excluded from this measure has a recurring effect on our earnings and reflects aspects of our business that are not taken into account by the measure retail energy gross margin, excluding unrealized gains/losses on energy derivatives.

Unrealized Gains/Losses on Energy Derivatives.  We use derivative instruments to manage operational or market constraints, to increase the return on our generation assets and to execute our retail energy segment’s supply procurement strategy.  Some derivative instruments receive mark-to-market accounting treatment, which requires us to record non-cash gains/losses related to future periods based on current changes in forward commodity prices.  We refer to these gains and losses prior to settlement, as well as ineffectiveness on cash flow hedges, as “unrealized gains/losses on energy derivatives.”  In some cases, the underlying transactions being hedged receive accrual accounting treatment, resulting in a mismatch of accounting treatments.  Since the application of mark-to-market accounting has the effect of pulling forward into current periods non-cash gains/losses relating to future delivery periods, analysis of results of operations from one period to another can be difficult.  We believe that excluding these unrealized gains/losses on energy derivatives provides a more meaningful representation of our economic performance in the reporting period and is therefore useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another.  These gains/losses are also not a function of the operating performance of our generation assets, and excluding their impact helps isolate the operating performance of our generation assets under prevailing market conditions.

	Three Months Ended September 30,
	2006	2005		Change
	(in millions)

Mass gross margin	$315	$274	(1)	$41	(2)
Commercial and industrial gross margin	134	68	(1)	66	(3)
Market usage adjustments	(13)	2		(15	)(4)
Total retail energy gross margin, excluding unrealized gains/losses on energy derivatives	436	344		92
Unrealized losses on energy derivatives	(338)	(181)		(157	)(5)
Total retail energy gross margin	98	163		(65)
Operation and maintenance	68	55		13	(6)
Selling and marketing expense	38	25		13	(7)
Bad debt expense	34	21		13	(8)
Total retail energy contribution margin	$(42)	$62		$(104)

(1)          Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 200-250 kilowatts and one MW from small business within mass to commercial and industrial.  The 2005 data is presented on a comparable basis.

(2)          Unit margins increased 16% primarily due to increased revenues rates.  This increase was partially offset by (a) higher market costs of purchased power at the time of procurement, (b) increased costs of transmission and distribution losses in ERCOT and (c) a $25 million charge for primarily fourth quarter 2006 customer credit commitments.

(3)          Unit margins increased approximately $6 per megawatt hour (MWh) primarily due to increased revenue rates.  This increase was partially offset by (a) higher market costs of purchased power at the time of procurement and (b) increased costs of transmission and distribution losses in ERCOT.

(4)          The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage after consideration of initial usage information provided by the independent system operators and the distribution companies.  We revise these estimates and record any changes in the period as information becomes available (collectively referred to as “market usage adjustments”).

(5)          Decrease in margins primarily due to (a) $269 million in losses resulting from the impact of natural gas and power prices on our forward short gas and forward long power positions held during 2006 as compared to 2005 and (b) $54 million decrease due to cash flow hedge ineffectiveness during 2006 as compared to 2005.  These decreases were partially offset by $167 million reversal of previously recognized unrealized losses resulting from the settlement of positions during 2006 when compared to the same period in 2005.

(6)          Increase primarily due to $7 million in gross receipts tax due to higher billings.

(7)          Increase primarily due to additional marketing campaigns.

(8)          Increase primarily due to an increase in residential bad debt expense rate effective January 1, 2006 primarily due to higher customer defaults.

Wholesale Energy Segment Summary.  Our wholesale energy segment’s contribution margin was $65 million during the three months ended September 30, 2006, compared to a loss of $24 million in the same period of 2005.  The $89 million increase in contribution margin was primarily due to the net change in unrealized gains/losses on energy derivatives of $156 million.  In addition, contribution margin was impacted by a $96 million decrease in open wholesale gross margin, $55 million due to the reduced negative effect of historical wholesale hedges and a $27 million increase in operation and maintenance expenses.  See “— Wholesale Energy Margins” below for explanations.

Wholesale Energy Operational and Financial Data.

	Three Months Ended September 30,
	2006		2005
	GWh	% Economic(1)	GWh	% Economic(1)

Economic Generation Volume(2):
PJM Coal	6,009.7	82%	6,146.7	84%
MISO Coal	1,683.3	61%	2,020.9	71%
PJM/MISO Gas	669.0	9%	831.8	12%
West	1,350.6	24%	913.3	15%
Other	1,481.6	87%	1,682.1	68%
Total	11,194.2	46%	11,594.8	45%

Commercial Capacity Factor(3):
PJM Coal	86.1%		84.8%
MISO Coal	85.0%		82.6%
PJM/MISO Gas	96.8%		83.6%
West	73.3%		92.4%
Other	99.5%		97.3%
Total	86.8%		86.7%

Generation Volume(4):
PJM Coal	5,171.7		5,213.2
MISO Coal	1,431.5		1,668.6
PJM/MISO Gas	647.8		695.5
West	990.2		843.5
Other	1,474.1		1,636.6
Total	9,715.3		10,057.4

Unit Margin ($/MWh)(5):
PJM Coal	$32.48		$46.61
MISO Coal	27.24		47.35
PJM/MISO Gas	46.31		27.32
West	17.17		NM (6)
Other	NM (6)		NM (6)
Total weighted average	$26.66		$34.70

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

(6)          NM is not meaningful.

Wholesale Energy Revenues.

	Three Months Ended September 30,
	2006	2005	Change
	(in millions)

Wholesale energy third-party revenues	$751	$900	$(149	)(1)
Wholesale energy intersegment revenues	162	212	(50	)(2)
Unrealized losses on energy derivatives	(17)	(226)	209	(3)
Total wholesale energy revenues	$896	$886	$10

(1)          Decrease primarily due to lower contracted sales prices of natural gas (related to gas transportation contracts) and power.  These decreases were partially offset by increased capacity power sales.

(2)          Decrease due to lower volumes due to fewer customers in PJM in our retail energy segment.

(3)          See footnote (10) under “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 — Wholesale Energy Margins.”

Wholesale Energy Purchased Power, Fuel and Cost of Gas Sold.

	Three Months Ended September 30,
	2006	2005	Change
	(in millions)

Wholesale energy third-party costs	$679	$837	$(158	)(1)
Unrealized gains on energy derivatives	—	(53)	53	(2)
Total wholesale energy	$679	$784	$(105)

(1)          Decrease primarily due to (a) lower prices paid for natural gas and (b) decreased purchased power and oil volumes.

(2)          See footnote (10) under “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 — Wholesale Energy Margins.”

Wholesale Energy Margins.

In analyzing the results of our wholesale energy segment, we use the non-GAAP financial measures “open energy gross margin” and “open wholesale gross margin,” which exclude the items described below.  We use these measures in addition to, and in conjunction with, contribution margin and wholesale energy gross margin in order to analyze the results of the wholesale energy segment.  Open energy gross margin and open wholesale gross margin should not be relied upon to the exclusion of GAAP financial measures.  The items that are excluded from open energy gross margin and open wholesale gross margin have or have had a recurring effect on our earnings and reflect aspects of our business that are not taken into account by these measures.

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

	Three Months Ended September 30,
	2006	2005	Change
	(in millions)
Open energy gross margin(1):
PJM Coal	$168	$243	$(75	)(2)
MISO Coal	39	79	(40	)(3)
PJM/MISO Gas	30	19	11	(4)
West	17	(5)	22	(5)
Other	5	13	(8)
Total	259	349	(90)

Other margin(6):
PJM Coal	11	6	5
MISO Coal	5	4	1
PJM/MISO Gas	18	16	2
West	39	58	(19	)(7)
Other	28	23	5
Total	101	107	(6)

Total open wholesale gross margin	360	456	(96)

Historical wholesale hedges(8)	(126)	(181)	55	(9)
Net unrealized losses on energy derivatives	(17)	(173)	156	(10)

Wholesale energy gross margin	217	102	115
Operation and maintenance	151	124	27	(11)
Bad debt expense	1	2	(1)
Total wholesale energy contribution margin	$65	$(24)	$89

(1)          Open energy gross margin is calculated using the power sales prices received by the plants less delivered spot fuel prices.   This figure excludes the effects of our historical wholesale hedges and prices actually paid for fuel.

(2)          Decrease primarily due to lower unit margins (lower power prices partially offset by lower coal costs).

(3)          Decrease primarily due to (a) lower unit margins (lower power prices and higher coal costs) and (b) lower economic generation due to weather.

(4)          Increase primarily due to (a) higher unit margins (lower fuel costs partially offset by lower power prices) and (b) higher commercial capacity factor due to plant availability.  These increases were partially offset by lower economic generation due to weather.

(5)          Increase primarily due to (a) higher unit margins (higher power prices and lower fuel prices) and (b) higher economic generation due to weather.  These increases were partially offset by lower commercial capacity factor due to plant availability.  See footnote (7) below regarding the West region change in other margin.

(6)          Other margin represents power purchase agreements, capacity payments and ancillary revenues.  In addition, other margin includes settlement of forward power and fuel sales and purchases for the West region.

(7)          Decrease primarily due to lower returns on hedge sales resulting from higher spot prices.  See footnote (5) above regarding the West region change in open energy gross margin.

(8)          Historical wholesale hedges were entered into to primarily hedge the economics of our wholesale operations.  These amounts primarily relate to settlements of forward power and fuel hedges, long-term tolling purchases, long-term natural gas transportation contracts, storage contracts and our legacy energy trading.  These amounts are derived based on methodology consistent with the calculation of open energy gross margin.

(9)          Decreased loss primarily due to $52 million of losses on power hedges closed in the third quarter of 2005 offset by a $172 million decrease in losses on power sales resulting from a 44% decrease in hedge volumes and 58% decrease in the average loss on the hedges.  These increases were partially offset by (a) $26 million due to lower margins in gas transportation, (b) $20 million decrease in the Southeast region due to higher generation during 2005 at our dual fuel plants due to higher temperatures and disruption in the availability of natural gas plants due to the hurricanes during the third quarter of 2005 and (c) $19 million due to decreases in coal market prices partially offset by decreases in coal contract prices.

(10)    Increase in margins primarily due to (a) $127 million higher unrealized gains in 2006 as compared to 2005 on positions entered to hedge the economics of our business operations, which receive mark-to-market accounting treatment and (b) $25 million in gains due to the reversal of previously recognized unrealized losses resulting from the settlement of positions during 2006 as compared to the same period in 2005.

(11)    Increase primarily due to planned outages and maintenance spending primarily at our coal plants.

Other General and Administrative.  (Dollars in millions)

Salaries and benefits	$(11	)(1)
Contractor services and professional fees	3
Other, net	2
Net decrease in expense	$(6)

(1)          Decrease primarily due to $15 million decrease in expense during 2006 under our long-term incentive plans due to a decline in our stock price at September 30, 2006 compared to 2005.

Western States Settlement.  See note 13(a) to our consolidated financial statements in our Form 10-K and note 10(a) to our interim financial statements.

Gains on Sales of Assets and Emission Allowances, Net.  See note 13 to our interim financial statements.

Depreciation and Amortization.  (Dollars in millions)

Decrease in amortization of emission allowances	$(7	)(1)
Depreciation on information systems assets	(7)
Other, net	(2)
Net decrease in expense	$(16)

(1)          Amortization of emission allowances was $33 million during the three months ended September 30, 2006 compared to $40 million for the same period during 2005.  The decrease is primarily due (a) to lower weighted average cost of allowances used in 2006 compared to the same period in 2005 and (b) lower requirements.

Income of Equity Investments, Net.  Income of equity investments decreased $25 million primarily due to the sale of our interest in El Dorado Energy, LLC in July 2005 as we incurred a gain of $25 million from this investment during the three months ended September 30, 2005.

Other, Net.  Other, net did not change significantly.

Interest Expense.  (Dollars in millions)

Higher interest rates	$4
Increase in outstanding debt	1
Financing fees expensed	(2)
Other, net	(2)
Net increase in expense	$1

Interest Income.  (Dollars in millions)

Net margin deposits	$3
Other, net	1
Net increase in income	$4

Income Tax Benefit.  See note 8 to our interim financial statements.

Loss from Discontinued Operations.  See note 15 to our interim financial statements.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

We reported $274 million consolidated net loss, or $0.89 loss per share, for the nine months ended September 30, 2006 compared to $196 million consolidated net loss, or $0.65 loss per share, for the same period in 2005.

	Nine Months Ended September 30,
	2006	2005	Change
	(in millions)

Retail energy contribution margin	$133	$489	$(356)
Wholesale energy contribution margin	130	76	54
Corporate contribution margin	1	3	(2)
Other general and administrative	(119)	(132)	13
Western states settlement	(35)	(351)	316
Gains on sales of assets and emission allowances, net	159	116	43
Depreciation and amortization	(280)	(336)	56
Income of equity investments, net	4	23	(19)
Other, net	—	(23)	23
Interest expense	(312)	(293)	(19)
Interest income	23	15	8
Income tax benefit	26	155	(129)
Loss from continuing operations	(270)	(258)	(12)
Income (loss) from discontinued operations	(5)	62	(67)
Cumulative effect of accounting change, net of tax	1	—	1
Net loss	$(274)	$(196)	$(78)

Retail Energy Segment Summary.  Our retail energy segment’s contribution margin was $133 million during the nine months ended September 30, 2006, compared to $489 million in the same period of 2005.  The $356 million decrease in contribution margin was primarily due to the net change in unrealized gains/losses on energy derivatives of $449 million.  In addition, contribution margin was impacted by a $182 million increase in gross margin, excluding unrealized gains/losses on energy derivatives and an $89 million increase in operation and maintenance, selling and marketing and bad debt expense.  See “— Retail Energy Margins” below for explanations.

Retail Energy Operational Data.

	Nine Months Ended September 30,
	2006	2005
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	12,635	14,428
Non-Houston	6,206	4,973
Small Business:
Houston	2,888	2,780	(1)
Non-Houston	1,093	605	(1)
Total Mass	22,822	22,786
Commercial and Industrial:
ERCOT(2)	25,415	25,030	(1)
Non-ERCOT	4,488	4,518
Total Commercial and Industrial	29,903	29,548
Market usage adjustments(3)	12	(241)
Total	52,737	52,093

(1)          Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 200-250 kilowatts and one MW from small business within mass to commercial and industrial.  The 2005 data is presented on a comparable basis.

(2)          These volumes include customers of the Texas General Land Office for whom we provide services.

(3)          See footnote (4) under “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 — Retail Energy Margins.”

	Nine Months Ended September 30,
	2006	2005
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	1,184	1,270
Non-Houston	492	373
Small Business:
Houston	133	140	(1)
Non-Houston	28	15	(1)
Total Mass	1,837	1,798
Commercial and Industrial:
ERCOT(2)	75	71	(1)
Non-ERCOT	1	2
Total Commercial and Industrial	76	73
Total	1,913	1,871

(1)          Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 200-250 kilowatts and one MW from small business within mass to commercial and industrial.  The 2005 data is presented on a comparable basis.

(2)          Includes customers of the Texas General Land Office for whom we provide services.

Retail Energy Revenues.

	Nine Months Ended September 30,
	2006	2005		Change
	(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$2,020	$1,844		$176	(1)
Non-Houston	866	538		328	(2)
Small Business:
Houston	486	358	(3)	128	(4)
Non-Houston	148	65	(3)	83	(5)
Total Mass	3,520	2,805		715
Commercial and Industrial:
ERCOT	2,288	1,886	(3)	402	(6)
Non-ERCOT	306	288		18	(4)
Total Commercial and Industrial	2,594	2,174		420
Total	6,114	4,979		1,135

Retail energy revenues from resales of purchased power and other hedging activities	353	353		—
Market usage adjustments	8	(23)		31	(7)
Total retail energy revenues	$6,475	$5,309		$1,166

(1)          Increase primarily due to increases in sales prices to customers due to higher market prices of electricity when revenue rates were set partially offset by lower volumes due to fewer customers, milder weather and reduced customer usage.

(2)          Increase primarily due to (a) increases in sales prices to customers due to higher market prices of electricity when revenue rates were set and (b) increased volumes due to increased customers.

(3)          Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 200-250 kilowatts and one MW from small business within mass to commercial and industrial.  The 2005 data is presented on a comparable basis.

(4)          Increase primarily due to increases in sales prices to customers due to higher market prices of electricity when revenue rates were set.

(5)          Increase primarily due to (a) increased volumes due to increased customers and (b) increases in sales prices to customers due to higher market prices of electricity when revenue rates were set.

(6)          Increase primarily due to (a) fixed price contracts renewed at higher market rates due to higher prices of electricity when the contracts were executed, (b) variable rate contracts, which are tied to the market price of natural gas and (c) increased volumes.

(7)          See footnote (4) under “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 — Retail Energy Margins.”

Retail Energy Purchased Power.

	Nine Months Ended September 30,
	2006	2005	Change
	(in millions)

Costs of purchased power	$5,179	$4,216	$963	(1)
Retail energy intersegment costs	448	443	5
Market usage adjustments	8	(8)	16	(2)
Unrealized (gains) losses on energy derivatives	368	(81)	449	(3)
Total retail energy purchased power	$6,003	$4,570	$1,433

(1)          Increase primarily due to (a) higher market costs of purchased power at the time of procurement and (b) increased costs of transmission and distribution losses in ERCOT.

(2)          See footnote (4) under “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 — Retail Energy Margins.”

(3)          See footnote (5) under “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 — Retail Energy Margins.”

Retail Energy Margins.

	Nine Months Ended September 30,
	2006	2005		Change
	(in millions)

Mass gross margin	$606	$563	(1)	$43	(2)
Commercial and industrial gross margin	234	110	(1)	124	(3)
Market usage adjustments	—	(15)		15	(4)
Total retail energy gross margin, excluding unrealized gains/losses on energy derivatives	840	658		182
Unrealized gains (losses) on energy derivatives	(368)	81		(449	)(5)
Total retail energy gross margin	472	739		(267)
Operation and maintenance	177	142		35	(6)
Selling and marketing expense	92	66		26	(7)
Bad debt expense	70	42		28	(8)
Total retail energy contribution margin	$133	$489		$(356)

(1)          Beginning in the first quarter of 2006, we recategorized financial and operational data for customers with a peak demand between 200-250 kilowatts and one MW from small business within mass to commercial and industrial.  The 2005 data is presented on a comparable basis.

(2)          Unit margins increased 8% primarily due to increased revenue rates.  This increase was partially offset by (a) higher market costs of purchased power at the time of procurement, (b) increased costs of transmission and distribution losses in ERCOT and (c) a $25 million charge for primarily fourth quarter 2006 customer credit commitments.

(3)          Unit margins increased approximately $4/MWh primarily due to increased revenue rates.  This increase was partially offset by (a) higher market costs of purchased power at the time of procurement and (b) increased costs of transmission and distribution losses in ERCOT.

(4)          See footnote (4) under “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 — Retail Energy Margins.”

(5)          Decrease in margins primarily due to (a) $286 million in losses resulting from the impact of natural gas and power prices on our forward short gas and forward long power positions held during 2006 as compared to 2005, (b) $123 million decrease due to cash flow hedge ineffectiveness during 2006 as compared to 2005, (c) $51 million loss due to the reversal of previously recognized unrealized gains resulting from the termination of commodity contracts with a counterparty and (d) $26 million in unrealized losses during 2006 due to a change in accounting estimate (see note 5 to our interim financial statements).  These decreases were partially offset by $38 million reversal of previously recognized unrealized losses resulting from the settlement of positions during 2006 when compared to the same period in 2005.

(6)          Increase primarily due to (a) $24 million in gross receipts tax due to higher billings, (b) $10 million due to increase in contract services and professional fees and (c) $3 million in franchise taxes.

(7)          Increase primarily due to additional marketing campaigns.

(8)          Increase primarily due to an increase in residential bad debt expense rate effective January 1, 2006 primarily due to higher customer defaults, coupled with an increase in residential revenues.

Wholesale Energy Segment Summary.  Our wholesale energy segment’s contribution margin was $130 million during the nine months ended September 30, 2006, compared to $76 million in the same period of 2005.  The $54 million increase in contribution margin was primarily due to net change in unrealized gains/losses on energy derivatives of $260 million.  In addition, contribution margin was impacted by an $80 million decrease in open wholesale gross margin, $82 million due to the increased negative effect of historical wholesale hedges and a $46 million increase in operation and maintenance expenses.  See “— Wholesale Energy Margins” below for explanations.

Wholesale Energy Operational and Financial Data.

	Nine Months Ended September 30,
	2006		2005
	GWh	% Economic	GWh	% Economic

Economic Generation Volume:
PJM Coal	17,686.0	81%	17,197.3	81%
MISO Coal	4,734.9	57%	5,223.5	62%
PJM/MISO Gas	996.6	4%	1,388.2	6%
West	2,623.4	14%	1,114.2	7%
Other	4,356.8	88%	4,423.1	60%
Total	30,397.7	40%	29,346.3	38%

Commercial Capacity Factor:
PJM Coal	81.0%		78.8%
MISO Coal	84.6%		85.8%
PJM/MISO Gas	87.2%		77.3%
West	84.1%		93.6%
Other	92.4%		94.0%
Total	83.7%		82.8%

Generation Volume:
PJM Coal	14,330.3		13,543.1
MISO Coal	4,005.2		4,480.4
PJM/MISO Gas	868.7		1,073.0
West	2,218.4		1,042.8
Other	4,027.6		4,156.7
Total	25,450.2		24,296.0

Unit Margin ($/MWh):
PJM Coal	$28.89		$32.05
MISO Coal	23.22		33.03
PJM/MISO Gas	42.59		34.48
West	6.76		NM
Other	NM		NM
Total weighted average	$22.12		$25.81

Wholesale Energy Revenues.

	Nine Months Ended September 30,
	2006	2005	Change
	(in millions)

Wholesale energy third-party revenues	$1,869	$2,125	$(256	)(1)
Wholesale energy intersegment revenues	448	443	5
Unrealized gains (losses) on energy derivatives	188	(326)	514	(2)
Total wholesale energy revenues	$2,505	$2,242	$263

(1)          Decrease primarily due (a) lower contracted power sales prices and (b) lower natural gas sales volumes and prices (related to gas transportation contracts).  These decreases were partially offset by (a) higher power sales volumes and (b) increased power capacity sales.

(2)          See footnote (7) under “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 — Wholesale Energy Margins.”

Wholesale Energy Purchased Power, Fuel and Cost of Gas Sold.

	Nine Months Ended September 30,
	2006	2005	Change
	(in millions)

Wholesale energy third-party costs	$1,819	$1,906	$(87	)(1)
Unrealized (gains) losses on energy derivatives	100	(154)	254	(2)
Total wholesale energy	$1,919	$1,752	$167

(1)          Decrease primarily due to (a) lower prices paid for natural gas and purchased power and (b) decreased oil volumes.  These decreases were partially offset by (a) higher contracted prices of coal and (b) increased purchased power volumes.

(2)          See footnote (7) under “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 — Wholesale Energy Margins.”

Wholesale Energy Margins.

	Nine Months Ended September 30,
	2006	2005	Change
	(in millions)
Open energy gross margin:
PJM Coal	$414	$434	$(20	)(1)
MISO Coal	93	148	(55	)(2)
PJM/MISO Gas	37	37	—
West	15	(11)	26	(3)
Other	4	19	(15	)(4)
Total	563	627	(64)

Other margin:
PJM Coal	28	27	1
MISO Coal	9	9	—
PJM/MISO Gas	31	31	—
West	122	148	(26	)(5)
Other	80	71	9
Total	270	286	(16)

Total open wholesale gross margin	833	913	(80)

Historical wholesale hedges	(335)	(253)	(82	)(6)
Net unrealized gains (losses) on energy derivatives	88	(172)	260	(7)
Changes in California-related receivables and reserves	—	2	(2)

Wholesale energy gross margin	586	490	96
Operation and maintenance	458	412	46	(8)
Bad debt expense	(2)	2	(4)
Total wholesale energy contribution margin	$130	$76	$54

(1)          Decrease primarily due to lower unit margins (lower power prices partially offset by lower coal prices).  These decreases were partially offset by (a) increased commercial capacity factor driven by lower limitations in plant output caused by weather conditions and (b) full capacity at Seward in 2006 versus partial capacity in 2005.

(2)          Decrease primarily due to (a) lower unit margins (lower power prices and higher coal costs) and (b) lower economic generation due to weather.

(3)          Increase primarily due to (a) higher unit margins (higher power prices and lower fuel prices) and (b) higher economic generation due to weather.  These increases were partially offset by lower commercial capacity factor due to plant availability.  See footnote (5) below regarding the West region change in other margin.

(4)          Decrease primarily due to lower unit margins (lower power prices partially offset by lower fuel costs).

(5)          Decrease primarily due to (a) Bighorn being under a power purchase agreement for only four months in 2006 compared to a full nine months in 2005 and (b) lower returns on hedge sales resulting from higher spot prices.  See footnote (3) above regarding the West region change in open energy gross margin.

(6)          Increased loss primarily due to (a) $84 million due to decreases of coal market prices combined with increases in coal contract prices, (b) $20 million decrease in the Southeast region due to higher generation during 2005 at our dual fuel plants due to higher temperatures and disruption in the availability of natural gas plants due to the hurricanes during the third quarter of 2005 and (c) $11 million due to lower margins in gas transportation.  These losses were partially offset by $154 million of losses on power hedges closed in the third quarter of 2005 offset by a $191 million decrease in losses from power sales resulting from a 37% decrease in hedged volumes and 36% decrease in the average loss on the hedges.

(7)          Increase in margins primarily due to (a) $186 million higher unrealized gains in 2006 as compared to 2005 on positions entered to hedge the economics of our business operations, which receive mark-to-market accounting treatment and (b) $77 million reversal of previously recognized unrealized losses resulting from the settlement of positions during 2006 when compared to the same period in 2005.

(8)          Increase primarily due to (a) $30 million increase in planned outages and maintenance spending primarily at our coal plants and (b) $8 million due to resolution of a potential tax liability in 2005.

Other General and Administrative.  (Dollars in millions)

Settlement of shareholder class action lawsuits	$(8)
Salaries and benefits	(7	)(1)
Legal costs	(5	)(2)
Contractor services and professional fees	6
Other, net	1
Net decrease in expense	$(13)

(1)          Decrease primarily due to $7 million decrease in expense during 2006 under our long-term incentive plans due to a decline in our stock price at September 30, 2006 compared to 2005.

(2)          Decrease primarily due to California litigation expense in 2005.

Western States Settlement.  See note 13(a) to our consolidated financial statements in our Form 10-K and note 10(a) to our interim financial statements.

Gains on Sales of Assets and Emission Allowances, Net.  See note 13 to our interim financial statements.

Depreciation and Amortization.  (Dollars in millions)

Net accelerated depreciation on some facilities due to early retirements		$(18)
Depreciation on information system assets	(16)
Decrease in amortization of emission allowances	(13	)(1)
Other, net	(9)
Net decrease in expense		$(56)

(1)          Amortization of emission allowances was $51 million during the nine months ended September 30, 2006 compared to $64 million for the same period during 2005.  The decrease is primarily due to lower weighted average cost of allowances used in 2006 compared to the same period in 2005.

Income (Loss) of Equity Investments, Net.  Income (loss) of equity investments decreased $19 million primarily due to the sale of our interest in El Dorado Energy, LLC in July 2005 as we incurred a gain of $25 million from this investment during the nine months ended September 30, 2005.

Other, Net.  Other, net changed by $23 million during the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to a non-cash charge of $23 million in 2005 for the impairment of our investment in a communications services company.  See note 18 to our consolidated financial statements in our Form 10-K.

Interest Expense.  (Dollars in millions)

Increase in outstanding debt	$17
Higher interest rates	10
Financing fees expensed	(4)
Other, net	(4)
Net increase in expense	$19

Interest Income.  (Dollars in millions)

Net margin deposits	$12
Interest on California net receivables	(6)
Other, net	2
Net increase in income	$8

Income Tax Benefit.  See note 8 to our interim financial statements.

Income (Loss) from Discontinued Operations.  See note 15 to our interim financial statements.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, we generated $40 million in operating cash flows from continuing operations.  Excluding the changes in margin deposits of $220 million and $160 million in payments relating to the western states and Cornerstone settlements (see notes 12 and 13 to our consolidated financial statements in our Form 10-K), we used $20 million in operating cash flows from continuing operations.  In addition, we received $193 million of net proceeds from sales of emission allowances.

In February and March 2006, we used net proceeds of $952 million relating to the sale of our New York plants to pay down debt.  See note 15 to our interim financial statements.

As of October 31, 2006, we had total collateral postings of $1.8 billion, which is an $825 million decrease from December 31, 2005 due primarily to the liquidation of certain hedges.  As of October 31, 2006, additional postings of $143 million could have been required by counterparties.

As of October 31, 2006, we had total available liquidity of $1.4 billion, comprised of $1.2 billion in unused borrowing capacity under our senior secured revolver and $176 million of cash and cash equivalents.

In the second quarter, we updated our estimates for the construction and timing of emissions control projects for SO2 and NOx and mercury based on our commencement of plans announced in July 2006 to install wet flue gas desulphurization systems, or scrubbers, at two Pennsylvania plants and based on further studies and our analyses of and developments in regulation.  These amounts reflect minor changes from the amounts disclosed in our second quarter Form 10-Q.  In total, our capital expenditures for SO2 and NOx emission controls are now expected to range from $365 million to $645 million from 2006 through 2013.  Our capital expenditures for mercury compliance are expected to range from $35 million to $100 million through 2009.

The following table provides updated information (from amounts in our Form 10-K) about our estimated capital requirements for 2006, 2007 and 2008:
	2006		2007		2008
	(in millions)
Maintenance capital expenditures:
Retail energy	$3		$4		$5
Wholesale energy (1)	79		102		63
Other operations	5		7		7
	87		113		75
Environmental(2)	34	(3)	140	(4)	205	(5)
Construction of new generating facilities	1		—		—
Total capital expenditures	$122		$253		$280

(1)          Excludes $7 million for the remainder of 2006 through 2011 for pre-existing environmental conditions and remediation, which have been accrued for in our consolidated balance sheet as of September 30, 2006.

(2)          We have estimated environmental capital expenditures of $120 million to $430 million for 2009 through 2013.

(3)          Of this amount, $16 million has been incurred through September 30, 2006.

(4)          We have estimated environmental capital expenditures of $140 million to $145 million for 2007 and have included the low end of the range in the table.

(5)          We have estimated environmental capital expenditures of $205 million to $230 million for 2008 and have included the low end of the range in the table.

See note 14 to our interim financial statements for a discussion of our plans related to the credit-enhanced retail structure.  The proposed refinancings related to the credit-enhanced retail structure include reducing the size of our revolving credit facility from $1.7 billion to $700 million, issuing a new $300 million pre-funded letter of credit facility and a $400 million term loan, and repaying $531 million of outstanding term loans and our $450 million receivables securitization facility.  We also plan to repay the outstanding balance on our revolving credit facility and reduce the amount of letters of credit outstanding under this revolver by $100 million (as of September 30, 2006).  We expect to complete these refinancings in the fourth quarter of 2006.

See “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of our Form 10-K.

Credit Risk

By extending credit to our counterparties, we are exposed to credit risk.  As of September 30, 2006, our derivative assets and accounts receivable from our wholesale energy and ERCOT power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, are:

Credit Rating Equivalent	Exposure Before Collateral(1)	Credit Collateral Held	Exposure Net of Collateral	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	(dollars in millions)

Investment grade	$129	$45	$84	—	$—
Non-investment grade	391	6	385	2	381
No external ratings:
Internally rated – Investment grade	312	—	312	1	195
Internally rated – Non-investment grade	14	6	8	—	—
Total	$846	$57	$789	3	$576

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

As of September 30, 2006, two non-investment grade counterparties and one investment grade counterparty represented 48% ($381 million) and 25% ($195 million), respectively, of our credit exposure, net of collateral.  As of December 31, 2005, two non-investment grade counterparties and one investment grade counterparty represented 59% ($918 million) and 12% ($183 million), respectively, of our credit exposure, net of collateral.  Since December 31, 2005, our credit exposure to non-investment grade counterparties decreased primarily due to changes in commodity prices and the settlement of certain contracts.  There were no other counterparties representing greater than 10% of our net credit exposure.

Off-Balance Sheet Arrangements

As of September 30, 2006, we have no off-balance sheet arrangements.

Historical Cash Flows

Cash Flows — Operating Activities

	Nine Months Ended September 30,
	2006		2005		Change
	(in millions)

Operating loss	$(11)		$(135)		$124
Depreciation and amortization	280		336		(56)
Gains on sales of assets and emission allowances, net	(159)		(116)		(43)
Net changes in energy derivatives	352		101		251
Western states settlement	35		351		(316)
Western states and Cornerstone settlement payments	(160)		—		(160)
Margin deposits, net	220	(1)	(882	)(2)	1,102
Change in accounts and notes receivable and accounts payable, net	(162	)(3)	(30)		(132)
Settlements of exchange transactions prior to contractual period(4)	(81)		93		(174)
Net option premiums sold (purchased)	(44)		72		(116)
Interest payments	(279)		(255)		(24)
Income tax (payments) net of refunds	(40)		(18)		(22)
Other, net	89		(36)		125
Net cash provided by (used) in continuing operations from operating activities	40		(519)		559
Net cash provided by (used in) discontinued operations from operating activities	(45)		105		(150)
Net cash used in operating activities	$(5)		$(414)		$409

(1)          Change primarily due to decrease in counterparty obligations partially offset by a decrease in net unrealized value of our broker accounts.

(2)          Change primarily due to decrease in net unrealized value of our broker accounts, partially offset by increased counterparty obligations.

(3)          Change primarily due to (a) increased accounts receivable due to seasonality in our retail energy segment and (b) decreased accounts payable due to decreased gas purchases, partially offset by increased power purchases and decreased set-off of accounts receivable/payable with permitting counterparties.

(4)          Represents exchange transactions financially settled within three business days prior to the contractual delivery month.

Cash Flows — Investing Activities

	Nine Months Ended September 30,
	2006		2005	Change
	(in millions)

Capital expenditures	$(64)		$(59)	$(5)
Proceeds from sales of assets, net	1		149	(148)
Proceeds from sales of emission allowances	205		130	75
Purchases of emission allowances	(12)		(143)	131
Restricted cash	17	(1)	30	(13)
Other, net	6		3	3
Net cash provided by continuing operations from investing activities	153		110	43
Net cash provided by discontinued operations from investing activities	968		39	929
Net cash provided by investing activities	$1,121		$149	$972

(1)          Subsequent to the sale of the New York plants, Orion Power Holdings, Inc. is only able to distribute a portion of its cash to Reliant Energy, thus, its classification as restricted cash.

Cash Flows — Financing Activities

	Nine Months Ended September 30,
	2006		2005	Change
	(in millions)

Payments under senior secured term loans due 2010	$(321	)(1)	$(7)	$(314)
Payments under REMA’s term loans	—		(28)	28
Net borrowings under receivables facility	—		223	(223)
Net borrowings under (payments on) senior secured revolver due 2009	(194)		1	(195)
Proceeds from issuance of stock	21		26	(5)
Other, net	(5)		(4)	(1)
Net cash provided by (used in) continuing operations from financing activities	(499)		211	(710)
Net cash used in discontinued operations from financing activities	(638	)(1)	—	(638)
Net cash provided by (used in) financing activities	$(1,137)		$211	$(1,348)

(1)          We used the net proceeds from the sale of our New York plants to pay down debt.  See note 6 to our interim financial statements.

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

See notes 1, 2 and 8 to our interim financial statements.

Significant Accounting Policies

See note 2 to our consolidated financial statements in our Form 10-K and note 2 to our interim financial statements.

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

Non-Trading Market Risks

Commodity Price Risk

We assess the risk of our non-trading derivatives using a sensitivity analysis that measures the potential loss in fair value based on a hypothetical 10% movement in the underlying energy prices.  The income (loss) impacts from our sensitivity analysis are:

As of	Market Prices	Fair Value of Cash Flow Hedges	Earnings Impact of Other Derivatives	Total Potential Change in Fair Value
			(in millions)

September 30, 2006	10% decrease	$32	$(266)	$(234)
December 31, 2005	10% decrease	(19)	(174)	(193)

As of September 30, 2006, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending September 30, 2007	Remainder of 2007	2008	2009	2010	2011 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$(457)	$(64)	$(157)	$(10)	$(1)	$—	$(689)
Prices provided by other external sources	55	(12)	133	3	—	—	179
Prices based on models and other valuation methods	(30)	(9)	(37)	(3)	1	3	(75)
Total mark-to-market non- trading derivatives	(432)	(85)	(61)	(10)	—	3	(585)
Cash flow hedges	(187)	(27)	(51)	(26)	(25)	(35)	(351)
Total	$(619)	$(112)	$(112)	$(36)	$(25)	$(32)	$(936)

Interest Rate Risk

We assess interest rate risks using a sensitivity analysis that measures the potential change in our interest expense based on a hypothetical one percentage point movement in the underlying variable interest rate indices.  If interest rates increased/decreased one percentage point from their September 30, 2006 and December 31, 2005 levels, our annual interest expense would have increased/decreased by $14 million and $18 million, respectively, and our annual interest expense, net of interest income, would have increased/decreased by $9 million.

We estimated these amounts by considering the impact of hypothetical changes of interest rates on our variable-rate debt adjusted for:  cash and cash equivalents and net margin deposits outstanding at the respective balance sheet dates.

If interest rates decreased by one percentage point from their September 30, 2006 and December 31, 2005 levels, the fair market values of our fixed-rate debt would have increased by $196 million and $200 million, respectively.

Trading Market Risks

As of September 30, 2006, the fair values of the contracts related to our legacy trading positions and recorded as net derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending September 30, 2007	Remainder of 2007	2008	2009	2010	2011 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$(18)	$(8)	$(39)	$(11)	$—	$—	$(76)
Prices provided by other external sources	23	9	48	13	—	—	93
Prices based on models and other valuation methods	(6)	(1)	(2)	—	—	—	(9)
Total	$(1)	$—	$7	$2	$—	$—	$8

Our consolidated realized and unrealized margins relating to these positions are (income (loss)):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)

Realized	$(2)	$(4)	$(6)	$(16)
Unrealized	11	(35)	25	(39)
Total	$9	$(39)	$19	$(55)

An analysis of these net derivative assets and liabilities is:

	Nine Months Ended September 30,
	2006		2005
	(in millions)

Fair value of contracts outstanding, beginning of period	$(20)		$26
Contracts realized or settled	—	(1)	9 (2)
Contracts transferred to non-trading	—		(4)
Changes in valuation techniques	(8	)(3)	—
Changes in fair values attributable to market price and other market changes	36		(47)
Fair value of contracts outstanding, end of period	$8		$(16)

(1)          Amount includes realized loss of $6 million offset by deferred settlements of $6 million.

(2)          Amount includes realized loss of $16 million offset by deferred settlements of $7 million.

(3)          See note 5 to our interim financial statements.

The daily value-at-risk for most of our legacy trading positions is:

	2006(1)	2005
	(in millions)

As of September 30	$1	$3
Three months ended September 30:
Average	2	3
High	2	7
Low	1	1
Nine months ended September 30:
Average	3	2
High	7	7
Low	1	—

(1)          The major parameters for calculating daily value-at-risk remain the same during 2006 as disclosed in “Quantitative and Qualitative Disclosures About Non-Trading and Trading Activities and Related Market Prices” in Item 7A of our Form 10-K.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of September 30, 2006, the end of the period covered by this Form 10-Q.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

See note 10 to our interim financial statements in this Form 10-Q.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2006, we issued 20,133 shares of unregistered common stock for warrants and no shares of unregistered common stock for cash pursuant to warrant exercises under an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.                 EXHIBITS

Exhibits.

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT ENERGY, INC.
(Registrant)

November 9, 2006	By:	/s/ Thomas C. Livengood
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

10.1	Settlement Agreement between Reliant Energy, Inc. and Seneca Capital, L.P., dated as of April 18, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K dated April 18, 2006	1-16455	10.1

10.2	Amendment No. 3 to Second Amended and Restated Credit and Guaranty Agreement among (i) Reliant Energy, Inc., as Borrower; (ii) the Other Loan Parties referred to therein, as Guarantors; (iii) the Lenders party thereto; and (iv) Bank of America, N.A., as Administrative Agent, dated as of May 17, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K dated May 22, 2006	1-16455	10.1

10.3	Amendment No. 3 to Credit and Guaranty Agreement between (i) Reliant Energy, Inc., as Borrower; (ii) the Other Loan Parties, as Guarantors; (iii) the Other Lenders; and (iv) Deutsche Bank AG, New York Branch, as Administrative Agent, dated as of May 17, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K dated May 22, 2006	1-16455	10.2

10.4	Amendment No. 4 to Second Amended and Restated Credit and Guaranty Agreement among (i) Reliant Energy, Inc., as Borrower; (ii) the Other Loan Parties referred to therein, as Guarantors; (iii) the Lenders party thereto; and (iv) Bank of America, N.A., as Administrative Agent, dated as of May 17, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K dated May 22, 2006	1-16455	10.3

*10.5	Form of 2002 Long-Term Incentive Plan Restricted Stock Award Agreement for Directors	Reliant Energy, Inc.’s Current Report on Form 8-K dated May 25, 2006	1-16455	10.1

*10.6	Form of 2002 Long-Term Incentive Plan Restricted Stock Award Agreement for Directors’ initial grant	Reliant Energy, Inc.’s Current Report on Form 8-K dated August 24, 2006	1-16455	10.1

10.7A	Credit Sleeve and Reimbursement Agreement dated September 24, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K dated September 24, 2006	1-16455	10.1

+10.7B	Schedules and Exhibits to the Credit Sleeve and Reimbursement Agreement dated September 24, 2006 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.8	Working Capital Facility Agreement dated September 24, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K dated September 24, 2006	1-16455	10.2

+31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002