Form 10-K
period 2006-12-31
RELIANT ENERGY INC
filed 2007-02-28
CIK 1126294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,044,846,996 (computed by reference to the closing sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 15, 2007, the registrant had 339,264,991 shares of common stock outstanding and no shares of common stock were held by the registrant as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2006, are incorporated by reference into Part III of this Form 10-K.

i

Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that contain projections, assumptions or estimates about our revenues, income and other financial items, our plans and objectives for future operations or about our future economic performance, transactions and dispositions and financings related thereto. In many cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking.

Actual results may differ materially from those expressed or implied by the forward-looking statements as a result of many factors or events, including, but not limited to, the following:

•       Demand and market prices for electricity, purchased power and fuel and emission charges;

•       Limitations on our ability to set rates at market prices;

•       Our ability to obtain adequate fuel supply;

•       Interruption or breakdown of our generating equipment and processes;

•       Failure of third parties to perform contractual obligations;

•       Changes in environmental regulations that constrain our operations or increase our compliance costs;

•       Failure by transmission system operators to properly communicate operating and system information;

•       Failure to meet our debt service, collateral postings and obligations related to our credit-enhanced retail structure;

•       Ineffective hedging and other risk management activities;

•       Changes in the wholesale energy market;

•       The outcome of pending or threatened lawsuits, regulatory proceedings and investigations;

•       Weather-related events;

•       The timing and extent of changes in commodity prices and interest rates;

•       Our ability to attract and retain customers and to adequately forecast their energy needs and usage; and

•       Our access to capital.

Other factors that could cause our actual results to differ from our projected results are discussed or referred to in Item 1A of this report. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TECHNICAL TERMS

brownfield site	An existing location which has expansion, redevelopment or reuse opportunities to improve efficiency, change fuel type, reduce emissions or increase capacity.
Cal ISO	California Independent System Operator.
capacity	Energy that could have been generated at continuous full-power operation during the period.
capacity factor	The ratio of actual net electricity generated to capacity.
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries, prior to August 31, 2002.
CO2	Carbon dioxide.
commercial capacity factor	Generation volume divided by economic generation volume.
contribution margin	Revenues less (a) purchased power, fuel and cost of gas sold, (b) operation and maintenance, (c) selling and marketing and (d) bad debt expense.
EBITDA	Earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization expense.
economic generation volume	Estimated generation at 100% plant availability based on an hourly analysis of when it is economical to generate based on the price of power, fuel, emission allowances and variable operating costs.
EITF	Emerging Issues Task Force.
EITF No. 02-03	EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”
EITF No. 03-11	EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ as Defined in EITF No. 02-03.”
EPA	United States Environmental Protection Agency.
ERCOT	Electric Reliability Council of Texas.
ERCOT ISO	ERCOT Independent System Operator.
ERCOT Region	The electric market operated by ERCOT.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting principles generally accepted in the United States of America.
gross margin	Revenues less purchased power, fuel and cost of gas sold. Gross margin excludes depreciation, amortization, labor and other product costs.
GWh	Gigawatt hour.
ISO	Independent system operator.
KWh	Kilowatt hour.
LIBOR	London Inter Bank Offering Rate.

MISO	Midwest Independent Transmission System Operator, which is an RTO.
MMbtu	One million British thermal units.
MW	Megawatt.
MWh	Megawatt hour.
net generating capacity	The average of a facility’s summer and winter generating capacities, net of auxiliary power.
NOx	Nitrogen oxides.
NYMEX	New York Mercantile Exchange.
Orion Power	Orion Power Holdings, Inc. and its subsidiaries.
PEDFA	Pennsylvania Economic Development Financing Authority.
PJM	PJM Interconnection, LLC, which is an RTO.
PJM Market	The wholesale and retail electric market operated by PJM primarily in Delaware, the District of Columbia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia.
PUCT	Public Utility Commission of Texas.
REMA	Reliant Energy Mid-Atlantic Power Holdings, LLC and its subsidiaries.
RERH Holdings	RERH Holdings, LLC and its subsidiaries.
RTO	Regional transmission organization.
SEC	United States Securities and Exchange Commission.
SO2	Sulfur dioxide.

v

PART I

Item 1.                        Business.

General

We provide electricity and energy services to retail and wholesale customers through two business segments.

•       Retail energy—provides electricity and energy services to approximately 1.9 million retail electricity customers in Texas, including residential and small business customers and commercial, industrial and governmental/institutional customers. We also serve commercial, industrial and governmental/ institutional customers in the PJM Market, and we regularly evaluate entering other markets.

•       Wholesale energy—provides electricity and energy services in the competitive wholesale energy markets in the United States through our ownership and operation or contracting for power generation capacity. As of December 31, 2006, we had approximately 16,000 MW of owned, leased or contracted for generation capacity in operation.

For information about our corporate history, business segments and disposition activities, see notes 1, 18, 20 and 21 to our consolidated financial statements and “Selected Financial Data” in Item 6 of this Form 10-K.

Retail Energy

As a retail electricity provider, we arrange for the transmission and delivery of electricity to our customers, bill customers and collect payment for electricity sold, and maintain call centers to provide customer service. We purchase the electricity we sell to customers from generation companies, utilities, power marketers and other retail energy companies in the wholesale market. We obtain our transmission and distribution services in Texas from entities regulated by the PUCT.

Our retail business for residential and small business customers is primarily concentrated in Texas. Based on metered locations, as of December 31, 2006, we had approximately 1.6 million residential and 157,000 small business customers, making us the second largest mass market electricity provider in Texas. Approximately 68% of our customers are in the Houston area. We also have customers in other Texas cities, including Dallas, Ft. Worth and Corpus Christi.

In Texas and the PJM Market, we market electricity and energy services to commercial, industrial and governmental/institutional customers. These customers include refineries, chemical plants, manufacturing facilities, hospitals, universities, governmental agencies, restaurants and other facilities. Based on metered locations, as of December 31, 2006, we had approximately 76,000 commercial, industrial and governmental/institutional customers.

Under our supply strategy for our retail business, we structure our supply portfolio to match our load demands by procuring sufficient power prior to or concurrent with entering into retail sales commitments. Following the initiation of our credit-enhanced retail structure, we are no longer required to post collateral for our Texas retail supply purchases.

Operations Data

	2006	2005	2004
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	15,447	18,029	19,314
Non-Houston	7,955	6,504	4,505
Small Business:
Houston	3,587	3,640	4,474
Non-Houston	1,375	891	528
Total Mass	28,364	29,064	28,821
Commercial and Industrial:
ERCOT(1)	33,393	32,309	35,445
Non-ERCOT	5,572	6,152	3,619
Total Commercial and Industrial	38,965	38,461	39,064
Market usage adjustments(2)	8	(250)	(51)
Total	67,337	67,275	67,834

(1)             These volumes include customers of the Texas General Land Office for whom we provide services.

(2)             The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage based on initial usage information provided by the independent system operators and the distribution companies. We revise these estimates and record any changes in the period as additional settlement information becomes available (collectively referred to as “market usage adjustments”). These amounts represent the adjustments to volumes for market usage adjustments.

	2006	2005	2004
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	1,164	1,256	1,360
Non-Houston	504	390	271
Small Business:
Houston	132	139	153
Non-Houston	29	17	10
Total Mass	1,829	1,802	1,794
Commercial and Industrial:
ERCOT(1)	74	70	77
Non-ERCOT	1	2	1
Total Commercial and Industrial	75	72	78
Total	1,904	1,874	1,872

(1)             Includes customers of the Texas General Land Office for whom we provide services.

	December 31,
	2006	2005
	(in thousands, metered locations)
Retail Customers:
Mass:
Residential:
Houston	1,095	1,213
Non-Houston	547	462
Small Business:
Houston	124	137
Non-Houston	33	29
Total Mass	1,799	1,841
Commercial and Industrial:
ERCOT(1)	75	70
Non-ERCOT	1	2
Total Commercial and Industrial	76	72
Total	1,875	1,913

(1)             Includes customers of the Texas General Land Office for whom we provide services.

Wholesale Energy

As of December 31, 2006, we owned, had an interest in or leased 37 operating electric power generation facilities with an aggregate net generating capacity of 15,935 MW in five regions of the United States. The net generating capacity of these facilities consists of approximately 38% base-load, 35% intermediate and 27% peaking capacity.

We sell electricity and energy services from our generation portfolio in hour-ahead, day-ahead, forward, bilateral and ISO markets. We sell these products to investor-owned utilities, municipalities, cooperatives and other companies that serve end users or purchase power at wholesale for resale. Because our facilities are not subject to traditional cost-based regulation, we can generally sell electricity at market-determined prices. The following table identifies the principal markets where we own, lease or have under contract wholesale generation assets:

Region	Principal Markets
PJM	Illinois, New Jersey and Pennsylvania
MISO	Illinois, western Pennsylvania and Ohio
Southeast	Florida, Mississippi and Texas (non-ERCOT)
West	California and Nevada
ERCOT	Texas (ERCOT)

Beginning June 1, 2007, we expect that a substantial portion of our capacity that clears a PJM auction will be committed to the PJM Market up to three years in advance. Revenue from these capacity sales will be determined by new market rules, which are designed to ensure regional reliability, encourage competition and reduce price volatility. Cal ISO is considering similar reforms to its wholesale market rules in California, which are currently expected to be implemented in early 2008.

To ensure adequate fuel supplies, we contract for natural gas, coal and fuel oil for our generation facilities. For our natural gas-fired plants, we also arrange for, schedule and balance natural gas from our suppliers and through transporting pipelines. To perform these functions, we lease natural gas transportation and storage capacity.

In February 2006, we completed an evaluation of our wholesale energy segment’s hedging strategy and use of capital. As a result of our evaluation, we substantially reduced hedging activity of our coal generation.

The following table describes our electric power generation facilities and net generating capacity by region as of December 31, 2006:

Region	Number of Generation Facilities	Net Generating Capacity (MW)	Fuel Type	Dispatch Type
PJM
Operating(1)	21	7,230	Coal/Gas/Oil/Dual	Base-load/Intermediate/Peaking
Mothballed	1	68	Dual	Peaking
Combined	22	7,298
MISO
Operating	4	1,670	Coal/Gas/Oil	Base-load/Intermediate/Peaking
Southeast
Operating(2)(3)	5	2,215	Gas/Dual	Base-load/Intermediate/Peaking
Mothballed	1	800	Gas	Intermediate
Combined	6	3,015
West
Operating	6	3,990	Gas/Dual	Base-load/Intermediate/Peaking
ERCOT
Operating	1	830	Gas	Base-load
Total
Operating	37	15,935
Mothballed	2	868
Combined	39	16,803

(1)             We lease a 100%, 16.67% and 16.45% interest in three Pennsylvania facilities having 572 MW, 1,711 MW and 1,712 MW of net generating capacity, respectively, through facility lease agreements expiring in 2026, 2034 and 2034, respectively. The table includes our net share of the capacity of these facilities.

(2)             We own a 50% interest in one of these facilities having a net generating capacity of 108 MW. An unaffiliated party owns the other 50%. The table includes our net share of the capacity of this facility.

(3)             We are party to tolling agreements entitling us to 100% of the capacity of two Florida facilities having 630 MW and 474 MW of net generating capacity, respectively. These tolling agreements expire in 2012 and 2007, respectively, and are treated as operating leases for accounting purposes.

Operations Data

	2006		2005		2004
	GWh	% Economic(1)	GWh	% Economic(1)	GWh	% Economic(1)
Economic Generation Volume:
PJM Coal	23,541.9	81%	23,152.2	81%	20,249.4	80%
MISO Coal	6,525.1	59%	7,047.2	63%	7,675.6	69%
PJM/MISO Gas	998.0	3%	1,562.9	6%	672.3	2%
West	2,830.0	11%	2,032.0	9%	4,542.9	16%
Other	5,731.1	86%	6,005.9	56%	6,627.1	62%
Total	39,626.1	39%	39,800.2	39%	39,767.3	38%
Commercial Capacity Factor:
PJM Coal	82.9%		78.9%		79.1%
MISO Coal	85.5%		83.3%		68.0%
PJM/MISO Gas	91.8%		77.1%		83.0%
West	86.1%		95.9%		91.7%
Other	91.9%		91.1%		84.1%
Total	85.1%		82.3%		79.3%
Generation Volume(2):
PJM Coal	19,522.3		18,259.3		16,010.0
MISO Coal	5,577.7		5,871.4		5,219.3
PJM/MISO Gas	916.4		1,205.5		557.7
West	2,435.8		1,948.5		4,163.9
Other	5,268.8		5,474.3		5,571.6
Total	33,721.0		32,759.0		31,522.5
Unit Margin ($/MWh)(3):
PJM Coal	$27.05		$35.05		$19.36
MISO Coal	21.33		33.38		11.88
PJM/MISO Gas	40.38		31.52		NM (4)
West	4.93		NM (4)		5.04
Other	0.76		4.93		7.36
Total weighted average	$20.76		$27.20		$13.64

(1)             Represents economic generation volume (hours) divided by maximum generation hours (maximum plant capacity X 8,760 hours).

(2)             Excludes generation volume related to power purchase agreements, including tolling agreements.

(3)             Represents open energy gross margin divided by generation volume. Open energy gross margin is a non-GAAP measure as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

(4)             NM is not meaningful.

Regulation

Texas

We are certified by the PUCT to provide retail electric service in Texas. We sell electricity in the competitive areas of ERCOT to residential and small business customers at unregulated prices. Until January 1, 2007, we were required to make electricity available to Houston area residential and small business customers at the PUCT-approved “price-to-beat.”

During 2006, approximately 528,000 of our residential customers in Houston selected one of our products other than the “price-to-beat.”  Any residential “price-to-beat” customers who did not select an alternative product by December 31, 2006 are now being served under our residential service plan.

In the January 2007 Texas legislative session, a number of electricity-related bills have been filed that, if passed, could impact the retail electricity market in Texas, including the PUCT’s regulation of our activities.

In addition to the PUCT, our activities in Texas are subject to standards and regulations adopted by ERCOT. See “Risk Factors” in Item 1A of this Form 10-K.

Other States

We operate electric generation facilities in regions administered by PJM, Cal ISO and MISO, which operate under FERC-established tariffs and regulations. In each of these regions, the market rules include price limits or caps applicable to all generators. In addition, at the request of the local system operator, we may be required to operate our plants at fixed prices or subject to temporary price caps to maintain reliability. The ISOs also impose numerous other requirements relative to the manner in which we must operate our plants.

Federal Energy Regulatory Commission

A number of our subsidiaries are public utilities under the Federal Power Act and are subject to FERC rules and oversight regulations. As public utilities, these entities must sell power at either market-based rates (if market-based rates authority has been granted by FERC) or cost-based rates. Each of our FERC-jurisdictional subsidiaries has been granted market-based rate authority, although a limited number of services sold by some of these entities are sold at cost-based rates.

Seasonality and Competition

The retail and wholesale energy industries are intensely competitive. Our competitors include merchant energy companies, utilities, retail electric service providers and other companies, including in recent years companies owned by investment banking firms, hedge funds and private equity funds. Our principal competitors in the retail electricity markets outside of Houston are typically incumbent retail electric providers, which have the advantage of long-standing relationships with customers. In general, competition in the retail and wholesale energy markets is on the basis of price, service, brand image and product offerings, as well as market perceptions of creditworthiness. For a discussion of how seasonality impacts our business and for additional information on the effect of competition, see “Risk Factors” in Item 1A of this Form 10-K and note 17 to our consolidated financial statements.

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

Based on existing regulations, our market outlook, and our current assessment of the costs of labor and materials and the state of evolving technologies, we estimate that we will invest approximately $140 million in 2007, $220 million in 2008 and $150 million to $430 million in 2009 through 2014 on projects to reduce our emission levels, comply with existing regulations and lessen the environmental impact of our operations. These amounts include $35 million for future ash landfill expansions from 2007 through 2014. As described below, a significant amount of our expenditures relate to our election to upgrade the SO2 emissions controls at some of our facilities.

In some cases, which are described below, environmental laws and regulations are pending, are under consideration, are in dispute or could be revised. Unless otherwise noted, we cannot predict the ultimate effect of these matters on our business. For additional information on how environmental matters may impact our business, see “Risk Factors” in Item 1A of this Form 10-K and note 13(b) to our consolidated financial statements.

Air Quality

Under the Clean Air Act, the EPA has implemented a number of emission control programs that affect industrial sources, including power plants, by limiting emissions of NOx and SO2. NOx and SO2 are precursors to the formation of acid rain, fine particulate matter and regional haze. NOx is also a precursor to the formation of ozone.

NOx and SO2 Emissions

In March 2005, the EPA finalized a regulation, referred to as the Clean Air Interstate Rule, to further reduce emissions of NOx and SO2 in the Eastern United States in two phases. The first phase, which takes effect in 2009 for NOx and 2010 for SO2, requires overall reductions within the area of approximately 50% in NOx and SO2 emissions on an annual basis. The second phase, which takes effect in 2015, requires additional reductions of approximately 10% for a 60% total reduction in NOx and approximately 15% for a 65% reduction in SO2. The EPA regulations include the use of cap-and-trade programs to achieve these reductions.

These regulations require us to provide an allowance for each ton of NOx and SO2 that we emit under a cap-and-trade program. As part of our effort to operate our business efficiently, we concluded that since our generating assets dispatch based on market prices, we should maintain an emission allowances inventory that corresponds with forward power sales. We may sell excess emission allowances inventory if the price is equal to or above our fundamental view of the value of the allowances.

We have undertaken studies to evaluate possible impacts of the Clean Air Interstate Rule and similar legislative and regulatory proposals, which will primarily affect our coal-fired facilities in the Eastern United States. Based on an economic analysis that includes plant operability, changes in the emission allowances market, potential impact of state-imposed regulations and our preliminary estimates of capital expenditures, we have elected to invest amounts ranging from approximately $340 million to $615 million through 2013 to principally reduce our emissions of SO2. We anticipate that these expenditures would be made over time, with the majority of the expenditures being incurred in 2007 and 2008.

Mercury Emissions

In March 2005, the EPA finalized the Clean Air Mercury Rule (CAMR), a national rule designed to reduce mercury emission from coal plants in two phases through a cap-and-trade system. CAMR targets phase I reductions of approximately 30% in 2010 and phase II reductions of approximately 70% in 2018. Under CAMR, states are permitted to adopt regulations that conform to CAMR or adopt their own mercury regulations that are stricter than those provided for in CAMR. Ohio has proposed regulations that generally conform to the federal CAMR standard. Several states, including Pennsylvania, initiated litigation of CAMR, in particular to require mercury control on a facility basis, instead of through a cap-and-trade system. The outcome of this litigation is uncertain, but may impact our ultimate requirements to control mercury.

In late 2006, the Pennsylvania Department of Environmental Protection finalized stricter regulations for mercury emissions and several other states have done so or are considering doing so as well. Pennsylvania’s program generally requires mercury reductions on a facility basis in two phases, with 80% reductions in 2010 and 90% reductions in 2015. Our preliminary estimate of capital expenditures to comply with the first phase of the rules is approximately $45 million to $55 million for 2007 through 2009. Our analysis and evaluation of alternatives for compliance with the second phase of this mercury control rule, including potential capital expenditures for controls, is underway.

Air Particulates

In September 2006, the EPA issued revised national ambient air quality standards for fine particulate matter with an aerodynamic diameter less than or equal to 2.5 microns, or PM2.5. Individual states must identify the sources of emissions in noncompliant areas and develop emission reduction plans. These plans may be state-specific or regional in scope. If our generating assets are located in areas that are not in compliance, we could be required to take additional or accelerated steps to reduce our NOx and SO2 emissions.

Greenhouse Gas Emissions

There is an increased focus within the United States over the direction of domestic climate change policy. Several states, primarily in the northeastern and coastal western United States, are increasingly active in developing state-specific or regional regulatory initiatives to stimulate CO2 emission reductions in the electric power generation industry and other industries. The United States Congress is considering numerous bills that would impose mandatory limitation of CO2 and other greenhouse gas emissions for the domestic power generation sector. The specific impact on our business will depend upon the form of emissions-related legislation or regulations ultimately adopted by the federal government or states in which our facilities are located. In September 2006, California adopted legislation designed to reduce greenhouse gas emissions to 25% below 1990 levels by 2020. This legislation requires the California Air Resources Board to adopt regulations to become effective by 2012 which will limit emissions of greenhouse gases and provide for gradual reductions in emission levels to the 2020 limit.

Water Quality

In July 2004, the EPA promulgated final regulations relating to the design and operation of cooling water intake structures at existing power plants. In 2004, we initiated site-specific evaluations to determine our practicable compliance options and the associated costs. The EPA developed facility-specific cost assumptions that provide an interim means to benchmark our future compliance expenditures. Using these assumptions, we anticipate capital expenditures of approximately $50 million between 2008 and 2010. However, several environmental organizations and Attorneys General of six northeastern states filed suit against the EPA alleging the regulations are insufficient for protection of the state waters and fisheries. In January 2007, the court responded by remanding the rule to the EPA for substantial revisions. As a result of the court decision and because of ongoing efforts in certain states, including California, to develop regulations that are more stringent than the federal regulations, our cost estimates and the timing of any expenditures may change.

Other

As a result of their age, many of our facilities contain significant amounts of asbestos insulation, other asbestos containing materials, as well as lead-based paint. Existing state and federal rules require the proper management and disposal of these potentially toxic materials. We believe we properly manage and dispose of such materials in compliance with these state and federal rules. See note 13(b) to our consolidated financial statements.

We do not believe we have any material liabilities or obligations under the Comprehensive Environmental Response Corporation and Liability Act of 1980 and similar state laws. These laws impose clean up and restoration liability on owners and operators of facilities from or at which there has been a release or threatened release of hazardous substances, together with those who have transported or arranged for the disposal of those substances.

Employees

As of December 31, 2006, we had 3,524 full-time and part-time employees. Of these employees, 1,112 are covered by collective bargaining agreements, which expire on various dates from April 2007 through October 2011. The following table sets forth the number of our employees by business segment as of December 31, 2006:

Segment
Retail energy	969
Wholesale energy	1,910
Other operations	645
Total	3,524

Executive Officers

The following table lists our executive officers:

Name	Age(1)	Present Position
Joel V. Staff	63	Chairman and Chief Executive Officer
Mark M. Jacobs	44	Executive Vice President and Chief Financial Officer
Brian Landrum	44	Executive Vice President, Operations
Jerry J. Langdon	55	Executive Vice President, Public and Regulatory Affairs and Corporate Compliance Officer
Michael L. Jines	48	Senior Vice President, General Counsel and Corporate Secretary
Suzanne L. Kupiec	40	Senior Vice President, Risk and Structuring
Karen D. Taylor	49	Senior Vice President, Human Resources and Chief Diversity Officer
Thomas C. Livengood	51	Senior Vice President and Controller

(1)             Age is as of February 1, 2007.

Joel V. Staff has served as our Chairman and Chief Executive Officer since April 2003. He was Executive Chairman of National-Oilwell, Inc. (now National Oilwell Varco, Inc.), an international oil and gas services and equipment company, from May 2001 to May 2002. He also serves on the Board of Directors of ENSCO International Incorporated and is a member of its Nominating, Governance and Compensation Committee.

Mark M. Jacobs has served as our Executive Vice President and Chief Financial Officer since July 2002. He served as Executive Vice President and Chief Financial Officer of CenterPoint from

July 2002 until our separation from it and Managing Director in the Natural Resources Group of Goldman, Sachs & Co., a global investment banking, securities and investment management firm, from 1989 to 2002.

Brian Landrum has served as our Executive Vice President, Operations since February 2006. He was Senior Vice President, Commercial and Retail Operations, IT from February 2005 to February 2006; Senior Vice President, Customer Operations and Information Technology from January 2004 to February 2005; President, Reliant Energy Retail Services from June 2003 to January 2004 and Senior Vice President, Retail Operations from August 2001 to May 2003.

Jerry J. Langdon has served as our Executive Vice President, Public and Regulatory Affairs and Corporate Compliance Officer since January 2004. He was our Executive Vice President and Chief Administrative Officer from May 2003 to January 2004. Before joining us, Mr. Langdon served as President of EPGT Texas Pipeline, L.P., an El Paso Corporation affiliate that provided gas transportation and storage services, from June 2001 until May 2003.

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

Suzanne L. Kupiec has served as our Senior Vice President, Risk and Structuring since January 2004. She was our Vice President and Chief Risk and Corporate Compliance Officer from June 2003 to January 2004. From 2000 until the time she joined us, Ms. Kupiec was a partner at Ernst & Young LLP, where she led its Energy Trading and Risk Management Practice serving both audit and advisory service clients.

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

Available Information

Our principal offices are at 1000 Main, Houston, Texas 77002 (713-497-7000). The following information is available free of charge on our website (http://www.reliant.com):

•       Our corporate governance guidelines and board committee charters;

•       Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports; and

•       Our business ethics policy.

You can request a free copy of these documents by contacting our investor relations department. It is our intention to disclose amendments to, or waivers from, our business ethics policy on our website. No information on our website is incorporated by reference into this Form 10-K. In addition, certain of these materials are available on the SEC’s website at (http://www.sec.gov) or at its public reference room:  100 F Street, NE, Room 1580, Washington, D.C. 20549 (1-800-SEC-0330).

Certifications

We will timely provide the annual certification of our Chief Executive Officer to the New York Stock Exchange. We filed last year’s certification in June 2006. In addition, our Chief Executive Officer and Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Form 10-K.

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

The markets in which we operate are relatively immature markets that are characterized by elements of both deregulated and regulated markets. Changes in the regulatory environment in which we operate could adversely affect the cost, manner or feasibility of conducting our business.

We operate in a regulatory environment that is undergoing varying restructuring initiatives. In many instances, the regulatory structures governing the electricity markets are still evolving, creating gaps in the regulatory framework and associated uncertainty. In addition, existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to our facilities or our commercial activities. We cannot predict the future direction of these initiatives or the ultimate effect that this changing regulatory environment will have on our business.  Consequently, future regulatory restrictions, regulatory or political intervention or changes in laws and regulations, may constrain our ability to set rates at market prices or otherwise have an adverse effect on our business. See “Business—Regulation” in Item 1 of this Form 10-K.

We depend on sources, facilities and systems that we do not own or control for our fuel and fuel supply and to deliver electricity to and bill our customers. Any disruption in these sources, facilities or systems could have an adverse effect on our business.

We depend on fuel sources and fuel supply facilities owned and operated by third parties to supply our generation plants and power transmission, distribution facilities and metering systems owned and operated by third parties to deliver electricity to our customers and provide energy usage data. If these sources, facilities or systems fail, we may be unable to generate and/or deliver electricity. In addition, inaccurate or untimely information from third parties could hinder our ability to bill customers and collect amounts owed.

The operation of generation facilities involves significant risks that could interrupt operations and increase our costs.

Ownership of generation assets exposes us to risks relating to the breakdown of equipment or processes; fuel supply or transportation interruptions; shortages of equipment, material and labor; operational restrictions resulting from environmental limitations and governmental interventions; as well as other operational risks. In addition, many of our facilities are old and require significant maintenance expenditures. We are party to collective bargaining agreements with labor unions at several of our plants.

If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption in our operations and higher ongoing labor costs. Similarly, we have an aging workforce at a number of our plants creating potential knowledge and expertise gaps as those workers retire. If we are unable to secure fuel, we will not be able to run our generation units. If a generation unit fails, we may have to purchase replacement power from third parties at higher prices. We have insurance, subject to limits and deductibles, covering some types of physical damage and business interruption related to our generation units. However, this insurance may not always be available on commercially reasonable terms. In addition, there is no assurance that insurance proceeds will be sufficient to cover all losses, insurance payments will be timely made or the policies themselves will be free of substantial deductibles.

Our business operations expose us to the risk of loss if third parties fail to perform their contractual obligations.

We may incur losses if third parties default on their contractual obligations, such as obligations to pay us money; buy or sell electricity, fuel, emission allowances and other commodities; or provide us with fuel transportation services, power transmission or distribution services. For additional information about third party default risk, including our efforts to mitigate against this risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Risk” in Item 7 of this Form 10-K and note 2(e) to our consolidated financial statements.

Our costs of compliance with environmental laws are significant and can affect our future financial results.

Our wholesale energy segment is subject to extensive and evolving environmental regulations, particularly our coal- and oil-fired generation units. We incur significant costs in complying with these regulations and, if we fail to comply, could incur significant penalties. Our cost estimates for compliance with environmental regulations are based on our current assessment of the cost of labor and materials and the state of evolving technologies. Changes to the preceding factors, revisions of environmental regulations, litigation and new legislation and/or regulations, as well as other factors, could cause our actual costs to vary outside the range of our estimates. In addition, failure to comply with environmental requirements could require us to shut down or reduce production on our generation units or create liability exposure. New environmental laws or regulations may be adopted that would further constrain our operations or increase our environmental compliance costs. We also may be responsible for the environmental liabilities associated with generation units even if a prior owner caused the liabilities. We are required to purchase emission allowances to operate some of our facilities. Such allowances may be unavailable or only available at costs that would make it uneconomic to operate our generating assets. See “Business—Environmental Matters” in Item 1 of this Form 10-K and note 13(b) to our consolidated financial statements.

Failure to obtain or maintain any required permits or approvals could prevent or limit us from operating our business.

To operate our generating units and retail electric business, we must obtain and maintain various permits, licenses, approvals and certificates from governmental agencies. In some jurisdictions, we must also meet minimum requirements for customer service and comply with local consumer protection and other laws. Our failure to obtain or maintain any necessary governmental permits or licenses or to satisfy these legal requirements, including environmental compliance provisions, could limit our ability to operate our business or create liability exposure.

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

Risks Relating to Our Texas Retail Operations

Merrill Lynch provides credit support for our Texas retail business.

In December 2006, our new credit-enhanced retail structure became effective. Under the terms of the agreement, Merrill Lynch & Co., Inc. and an affiliate (Merrill Lynch) provides guarantees and posts collateral for the supply purchases and related transactions of our Texas retail energy business. If we do not comply with the material terms of our agreement, Merrill Lynch could terminate its future obligations to provide guarantees and collateral postings on our behalf. In this event, our ability to operate our Texas retail business could be impaired, which would adversely affect our liquidity, cash flows and financial performance.

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

In 2006, the PUCT implemented a new rule on resource adequacy and market power in the ERCOT Region. In this rule, the PUCT increased the current price cap applicable to generation offers into the ERCOT energy market, eliminated current market power mitigation measures and adopted new market power guidelines. If a market participant commits market power abuse and it is not adequately mitigated, such abuse would have the impact of increasing the wholesale cost of power, which could adversely impact our gross margins in the Texas retail market.

Rising power supply costs could adversely affect the financial performance of our Texas retail electric operations.

Our earnings could be adversely affected in any period in which our power supply costs rise at a greater rate than our rates charged to customers. The price of our power supply purchases associated with our energy commitments can be different than that reflected in the rates charged to customers due to:

•       varying supply procurement contracts used and the timing of entering into related contracts;

•       subsequent changes in the overall price of natural gas;

•       daily, monthly or seasonal fluctuations in the price of natural gas relative to the 12-month forward prices;

•       changes in market heat rate (i.e., the relationship between power and natural gas prices); and

•       other factors.

We may lose further market share in the Houston retail electricity market, which is a significant contributor of income to our consolidated results.

In recent years, we have experienced declines in our share of the Houston retail electricity market, which represents approximately 67% of our residential customer base. This trend could continue if competition increases. In addition, the new competitive market has attracted a number of new participants. The emergence of larger, aggressive competitors may put downward pressure on our Houston sales volumes and margins over time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview” in Item 7 of this Form 10-K.

Our ability to set rates at market prices in Texas may be constrained by new legislative restrictions.

The Texas legislature is studying the effects of competition in the Texas retail electricity market. Although we were no longer obligated to make electricity available to Houston area customers at the “price-to-beat” rate as of January 1, 2007, new legislation or rules governing the retail electricity market, including prices we are allowed to charge and the possibility of our customers being transferred to another provider, could have an adverse effect on our financial condition, results of operations and cash flows.

We depend on the ERCOT ISO to communicate operating and system information in a timely and accurate manner. Corrections to prior estimated billing and other information can have an impact on our future reported financial results.

The ERCOT ISO communicates information relating to a customer’s choice of retail electric provider and other data needed for servicing of customer accounts to utilities and retail electric providers. Any failure to perform these tasks will result in delays and other problems in enrolling, switching and billing customers. The ERCOT ISO is also responsible for settling all electricity supply volumes in the ERCOT Region. Information that is not accurate or timely may result in incorrect estimates of our settled volumes and supply costs that would need to be corrected when such information is received. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates—Critical Accounting Estimates” in Item 7 of this Form 10-K.

We could be liable for a share of the payment defaults of other retail electric providers within the ERCOT market.

If a retail electric provider defaults on its payment obligations to ERCOT, we, together with other ERCOT market participants, are liable for a portion of the defaulted amount based on our respective share of the total load. As of December 31, 2006, we accounted for approximately 20% of the total ERCOT load. In addition, the emergence of smaller, less well-capitalized entities may impose costs and burdens on market participants such as us if they default on their obligations to the market.

Risks Related to Our Company

Our borrowing levels, debt service obligations and restrictive covenants may adversely affect our business. We are vulnerable to reductions in our cash flow.

As of December 31, 2006, we had total gross debt of $3.5 billion:

•       We must dedicate a substantial portion of our cash flows to pay debt service requirements, which reduces the amount of cash available for other business purposes;

•       The covenants in our debt agreements and in our agreement with Merrill Lynch restrict our ability to, among other things, obtain additional financing, make investments or acquisitions, create additional liens on our assets and take other actions to react to changes in our business;

•       If we do not comply with the payment and other material covenants, including the financial ratios, under our debt agreements, our debt holders could require us to repay our debt immediately and, in the case of our revolving credit facilities, terminate their commitment to lend us money;

•       So long as our credit ratios remain at historical levels, and substantially all our assets are pledged to secure repayment of our debt, we are unlikely to obtain an investment grade credit rating;

•       Our debt levels and credit ratings may affect the evaluation of our creditworthiness by customers, which could put us at a competitive disadvantage to competitors with less debt; and

•       We may be more vulnerable to adverse economic and industry conditions, including changes in short-term interest rates.

If we were unable to generate sufficient cash flows, access funds from operations or raise cash from other sources, we would not be able to meet our debt service and other obligations. These situations could result from adverse developments in the energy, fuel or capital markets, a disruption in our operations or those of third parties or other events adversely affecting our cash flows and financial performance.

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

If our outlook for the wholesale energy market changes negatively, or if our ongoing evaluation of our wholesale energy segment results in decisions to mothball, retire or dispose of generation assets, we could have impairment charges related to goodwill or our fixed assets. See notes 2(h) and 2(i) to our consolidated financial statements.

Lawsuits and regulatory proceedings could adversely affect our business.

From time to time, we are named as a party to lawsuits and regulatory proceedings. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could adversely affect our financial condition, results of operations or cash flows. See notes 13 and 14 to our consolidated financial statements.

We have entered into outsourcing arrangements with third party service providers. In addition, our operations are highly dependent on computer and other operating systems, including telecommunications systems. Any interruptions in these arrangements or systems could significantly disrupt our business operations.

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

Other Risks

For other Company risks, see “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

Our principal executive offices are leased through 2018, subject to two five-year renewal options. Our principal generation facilities are described under “Business―Wholesale Energy” in Item 1 of this Form 10-K. We believe that our properties are adequate for our present needs. We have satisfactory title, rights and possession to our owned facilities, subject to exceptions, which, in our opinion, would not have a material adverse effect on the use or value of the facilities.

Item 3.                        Legal Proceedings.

For a description of our material pending legal and regulatory proceedings and settlements, see notes 13 and 14 to our consolidated financial statements.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the ticker symbol “RRI.”  On February 15, 2007, we had 38,750 stockholders of record.

The closing price of our common stock on December 31, 2006 was $14.21.

	Market Price
	High	Low
2006:
First Quarter	$10.74	$9.57
Second Quarter	$12.55	$10.51
Third Quarter	$13.58	$11.64
Fourth Quarter	$14.40	$12.02
2005:
First Quarter	$13.75	$10.97
Second Quarter	$13.00	$9.70
Third Quarter	$15.52	$12.20
Fourth Quarter	$15.65	$8.65

We have never paid dividends. Our debt agreements restrict the payment of dividends. See note 6 to our consolidated financial statements.

Sales of Unregistered Securities.   In the fourth quarter of 2006, we issued 141,664 shares of unregistered common stock for warrants pursuant to warrant exercises under an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On December 21, 2006, we completed an exchange offer for our 5.00% convertible senior subordinated notes due 2010. Approximately 99.2% of the holders accepted the offer ($273 million), resulting in $2 million outstanding as of December 31, 2006. We issued an aggregate of 28.6 million shares of our common stock (104.8108 shares per $1,000 principal) and paid an aggregate cash premium of $41 million ($150 per $1,000 principal) to the holders who validly exchanged their notes. The exchange was made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. We did not receive any proceeds from the exchange offer or the issuance of the common stock.

Stock Price Performance Graph.   The following line graph compares the yearly percentage change in our cumulative total stockholder return on common stock with the cumulative total return of a broad equity market index (Standard & Poor’s 500 Stock Index) and the cumulative total return of a group of our peer companies comprised of Calpine Corporation, Constellation Energy Group, Inc., Dominion Resources, Inc., Dynegy Inc., Exelon Corporation, Mirant Corporation, NRG Energy, Inc., Sempra Energy and TXU Corp.

This stock price performance graph is furnished in this Form 10-K and is not filed, as permitted by 17 CFR 229.201(e).

Item 6.                        Selected Financial Data.

	2006 (1)(2)(4)	2005 (1)(3)(4)	2004 (1)(4)(5)	2003 (1)(4)(5)(6)(7)(8)	2002 (1)(5)(8)(9)(10)
	(in millions)
Statements of Operations Data:
Revenues	$10,877	$9,712	$8,098	$10,097	$10,230
Operating income (loss)	(24)	(321)	(13)	(476)	249
Income (loss) from continuing operations	(327)	(441)	(276)	(916)	29
Cumulative effect of accounting changes, net of tax	1	(1)	7	(24)	(234)
Net loss	(328)	(331)	(29)	(1,342)	(560)

	2006 (1)(2)	2005 (1)(3)	2004 (1)(5)	2003 (1)(5)(6)(8)	2002 (1)(5)(8)(9)(10)
Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$(1.06)	$(1.46)	$(0.93)	$(3.12)	$0.10

	2006 (1)(3)	2005 (1)	2004 (1)(5)	2003 (1)	2002 (1)(10)
	(in millions)
Statements of Cash Flow Data:
Cash flows from operating activities	$1,276	$(917)	$106	$994	$234
Cash flows from investing activities	1,057	306	900	917	(3,204)
Cash flows from financing activities	(1,957)	594	(1,047)	(2,889)	3,985

	December 31,
	2006 (1)(11)	2005 (1)	2004 (1)	2003 (1)(6)(7)	2002 (1)(9)
	(in millions)
Balance Sheet Data:
Net margin deposits	$436	$1,700	$487	$36	$259
Total assets	10,567	13,569	12,194	13,297	17,219
Current portion of long-term debt and short-term borrowings	355	789	619	129	518
Long-term debt to third parties	3,178	4,317	3,939	4,276	4,555
Stockholders’ equity	3,950	3,864	4,386	4,372	5,653

          (1) Our results of operations include Orion Power since its acquisition in February 2002. We sold or transferred the following operations, which have been classified as discontinued operations:  Desert Basin, European energy, Orion Power’s hydropower plants, Liberty, Ceredo and Orion Power’s New York plants. We sold the following operations, which are included in continuing operations:  REMA hydropower plants in April 2005, landfill-gas fueled power plants in July 2005 and our El Dorado investment in July 2005. See notes 20 and 21 to our consolidated financial statements.

          (2) During 2006, we recorded a $35 million charge related to a settlement of certain class action natural gas cases relating to the Western states energy crisis. See note 14(a) to our consolidated financial statements.

          (3) During 2005, we recorded charges of $359 million relating to various settlements associated with the Western states energy crisis, which were paid during 2006. See note 14(a) to our consolidated financial statements.

          (4) Effective October 1, 2003, we adopted EITF No. 03-11 and began prospectively reporting the settlement of sales and purchases of fuel and purchased power related to our non-trading commodity derivative activities that were not physically delivered on a net basis in our results of operations in the same line as the item hedged. This resulted in decreased revenues and decreased purchased power, fuel and cost of gas sold of $3.3 billion, $4.2 billion, $2.4 billion and $834 million for 2006, 2005, 2004 and the fourth quarter of 2003, respectively. We did not reclassify amounts for periods prior to October 1, 2003.

          (5) During 2004, 2003 and 2002, we recorded charges of $2 million, $47 million and $128 million, respectively, relating to a payment made to CenterPoint in 2004 of $177 million. See note 14(d) to our consolidated financial statements.

          (6) During 2003, we recorded a goodwill impairment charge of $985 million.

          (7) We adopted FASB Interpretation No. 46 on January 1, 2003, as it related to our variable interests in three power generation projects that were being constructed by off-balance sheet entities, which pursuant to this guidance required consolidation upon adoption. As a result, we increased our property, plant and equipment and our secured debt obligations by $1.3 billion.

          (8) We adopted EITF No. 02-03 effective January 1, 2003, which affected our accounting for electricity sales to large commercial, industrial and governmental/institutional customers under executed contracts and our accounting for trading and hedging activities. It also impacted these contracts executed after October 25, 2002 in 2002.

          (9) During 2002, we recorded an impairment of our European energy segment’s goodwill of $234 million, net of tax, as a cumulative effect of accounting change.

    (10) Effective September 30, 2002, we separated from CenterPoint and prior to that date our financial position and results of operations may not reflect as if we had operated as a separate, stand-alone entity.

    (11) See note 13 to our consolidated financial statements for discussion of our contingencies.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Our objective is to be a leader in delivering the benefits of competitive electricity markets to customers. Our business focuses on the competitive segments of both the retail and wholesale electricity markets.

In 2006, we have substantially completed the process begun in 2003 to reposition our business for future success. As part of this process, we reduced debt and improved our liquidity position by utilizing cash flows from the business, proceeds from a series of asset sales and the implementation of a credit-enhanced retail structure. This new structure reduced our collateral requirements and the liquidity risk associated with commodity price volatility. We streamlined processes and reduced operating costs while shifting our focus away from energy trading to an asset-performance culture. Additionally, we improved the percentage of time that our generating assets were available to run economically to 85.1% compared to 79.3% in 2004. We resolved a significant amount of legacy litigation, improved corporate governance and provided transparency into the earnings drivers of our business by introducing the open wholesale reporting model. In our retail business, we established a leadership position and transitioned to a fully competitive retail market in Texas with a significant portion of our former “price-to-beat” customers selecting one of our longer-term and innovative new products. We believe these accomplishments position us to emerge as a leader in competitive electricity markets.

Going forward our strategy is based on core beliefs about the power industry and the retail and wholesale electricity markets. These core beliefs reflect the issues we believe are the primary determinants of value-creation and risk. Our core beliefs about the power industry are:

•       Volatile and uncertain markets drive variable earnings profiles;

•       There will be a mix of competitive and regulated markets with a slow evolution to competition; and

•       Environmental issues will command an increasing focus from regulators and politicians.

We are committed to delivering superior returns from competitive markets through insights into the fundamentals of our core markets and a commitment to risk-weighted investments whose return on invested capital exceeds our weighted-average cost of capital.

Retail Energy.   The retail energy segment is a low capital investment electricity resale business with relatively stable earnings (excluding unrealized gains/losses on energy derivatives). The key earnings drivers in the retail energy segment are the volume of electricity we sell to customers, the unit margins received on those sales and the cost of acquiring and serving those customers. We earn a margin by selling electricity to end-use customers and simultaneously acquiring supply. Short-term earnings in this business are impacted by local weather patterns and the competitive tactics of other retailers in the market. The longer-term earnings drivers of the business are the level of competitive intensity and our ability to retain and grow market share by having a strong brand and excellent customer service.

Our core beliefs about the retail market are:

•       We have a leadership position in the competitive electricity retail business, which has a high return on invested capital and relatively stable earnings;

•       Retail competition provides opportunities to add value through customer segmentation, product and service innovation and brand;

•       The confluence of market forces will provide an opportunity to dramatically alter industry load; and

•       Continued success in the Texas retail market will drive new competitive market openings.

These core beliefs set the stage for our strategic direction. Looking forward, we will focus on the following value-creation levers:

•       Strengthening our leadership position in ERCOT by continuing to build and exercise our operating capabilities, using customer segmentation to identify and provide value-added products and services, providing superior customer service, building our brand and developing product and service innovations;

•       Entering and developing new competitive markets; and

•       Leading the development of smart energy to reshape customer load.

Wholesale Energy.   The wholesale energy segment is a capital-intensive, cyclical business. Earnings are significantly impacted by the level of natural gas prices and spark spreads. The key earnings drivers are the amount of electricity we generate and the margin we earn for each unit of electricity sold. We do not control those factors that have the most significant impact on our earnings levels. The factor that we have the most control over is the percentage of time that our generating assets are available to run when it is economic for them to do so. Short-term earnings in our wholesale business are impacted by weather and commodity price volatility. Longer-term earnings are driven by the level of commodity prices and regional supply and demand fundamentals.

Our core beliefs about the wholesale market are:

•       Capital intensive, cyclical industries generally earn returns below their cost of capital over a full cycle;

•       New build investment typically under earns its cost of capital unless there is a significant cost advantage; and

•       Over the next several years, we anticipate a significant supply/demand recovery.

These core beliefs set the stage for our strategic direction. Looking forward, we will focus on the following value-creation levers:

•       Realizing the value uplift from anticipated improving supply and demand fundamentals in the wholesale markets from our existing portfolio of assets;

•       Achieving operating and commercial excellence; and

•       Utilizing a highly-disciplined capital investment process with a return on invested capital focus to monetize the value of our brownfield sites, acquire assets at discounts to replacements and divest non-strategic assets.

Company-wide.   Building on our success in repositioning the company and our rapidly improving credit profile, we will focus on establishing a flexible capital structure that ensures a competitive cost of capital with an ability to invest in value creating opportunities including returning capital to shareholders. In addition, we will continue to develop innovative structures and transactions that improve returns and reduce risk.

We also believe that stockholder value is enhanced through the development of a highly motivated and customer-focused work force. We continue to focus on a series of actions designed to build a “great company to work for,” including (a) communicating openly with our employees, (b) fostering company pride among our employees, (c) providing a satisfying and safe work environment, (d) recognizing and rewarding employee contributions and capabilities and (e) motivating our employees to be collaborative leaders committed to our future.

Our ability to achieve these strategic objectives and execute these actions is subject to a number of factors, some of which we may not be able to control. See “Cautionary Statement Regarding Forward-Looking Information” and “Risk Factors” in Item 1A of this Form 10-K.

Consolidated Results of Operations

The following discussion includes non-GAAP financial measures, which are not standardized; therefore it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

2006 Compared to 2005 and 2005 Compared to 2004

We reported $328 million consolidated net loss, or $1.07 loss per share, for 2006 compared to $331 million consolidated net loss, or $1.09 loss per share, for 2005 and $29 million consolidated net loss, or $0.10 loss per share, for 2004.

	2006	2005	2004	Change from 2005 to 2006	Change from 2004 to 2005
	(in millions)
Retail energy contribution margin	$250	$342	$377	$(92)	$(35)
Wholesale energy contribution margin	146	110	247	36	(137)
Corporate contribution margin	1	4	—	(3)	4
Other general and administrative	(172)	(140)	(198)	(32)	58
Loss on sales of receivables	—	—	(34)	—	34
Accrual for payment to CenterPoint Energy, Inc.	—	—	(2)	—	2
Gain on sale of counterparty claim	—	—	30	—	(30)
Western states and Cornerstone settlements	(35)	(359)	—	324	(359)
Gains on sales of assets and emission allowances, net	159	168	20	(9)	148
Depreciation and amortization	(373)	(446)	(453)	73	7
Income (loss) of equity investments, net	6	26	(9)	(20)	35
Debt conversion expense	(37)	—	—	(37)	—
Other, net	—	(23)	13	23	(36)
Interest expense	(428)	(399)	(418)	(29)	19
Interest income	34	23	35	11	(12)
Income tax benefit	122	253	116	(131)	137
Loss from continuing operations	(327)	(441)	(276)	114	(165)
Income (loss) from discontinued operations	(2)	111	240	(113)	(129)
Cumulative effect of accounting changes, net of tax	1	(1)	7	2	(8)
Net loss	$(328)	$(331)	$(29)	$3	$(302)

Retail Energy Segment

Our retail energy segment’s contribution margin was $250 million in 2006 compared to $342 million in 2005. The $92 million decrease in contribution margin was primarily due to the increase in unrealized losses on energy derivatives of $218 million. In addition, contribution margin was impacted by a $232 million increase in gross margin, excluding unrealized gains/losses on energy derivatives, and a $106 million increase in operation and maintenance, selling and marketing and bad debt expense. Our retail energy segment’s contribution margin was $342 million in 2005 compared to $377 million in 2004. The $35 million decrease in contribution margin was primarily due to a $249 million decrease in gross margin, excluding unrealized gains/losses on energy derivatives. Contribution margin was positively impacted by the $203 million net change in unrealized gains/losses on energy derivatives and an $11 million decrease in operation and maintenance, selling and marketing and bad debt expense. See “—Retail Energy Margins” below for explanations.

In analyzing the results of our retail energy segment, we use the non-GAAP financial measure “retail energy gross margin, excluding unrealized gains/losses on energy derivatives,” as well as contribution margin and retail energy gross margin. Retail energy gross margin, excluding unrealized gains/losses on energy derivatives should not be relied upon to the exclusion of GAAP financial measures. The item that is excluded from retail energy gross margin, excluding unrealized gains/losses on energy derivatives has a recurring effect on our earnings and reflects aspects of our business that are not taken into account by this measure.

Unrealized Gains/Losses on Energy Derivatives.   We use derivative instruments to manage operational or market constraints and to execute our retail energy segment’s supply procurement strategy. We are required to record in our consolidated statement of operations non-cash gains/losses related to future periods based on current changes in forward commodity prices for derivative instruments receiving mark-to-market accounting treatment. We refer to these gains and losses prior to settlement, as well as ineffectiveness on cash flow hedges, as “unrealized gains/losses on energy derivatives.”  In some cases, the underlying transactions being hedged receive accrual accounting treatment, resulting in a mismatch of accounting treatments. Since the application of mark-to-market accounting has the effect of pulling forward into current periods non-cash gains/losses relating to future delivery periods, analysis of results of operations from one period to another can be difficult. We believe that excluding these unrealized gains/losses on energy derivatives provides a more meaningful representation of our economic performance in the reporting period and is therefore useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another.

Retail Energy Revenues.

	2006	2005	2004	Change from 2005 to 2006		Change from 2004 to 2005
	(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$2,466	$2,357	$2,169	$109	(1)	$188	(2)
Non-Houston	1,109	708	425	401	(3)	283	(4)
Small Business:
Houston	593	476	491	117	(5)	(15	)(6)
Non-Houston	189	100	54	89	(7)	46	(8)
Total Mass	4,357	3,641	3,139	716		502
Commercial and Industrial:
ERCOT	2,964	2,549	2,349	415	(9)	200	(10)
Non-ERCOT	381	404	204	(23	)(11)	200	(12)
Total Commercial and Industrial	3,345	2,953	2,553	392		400
Total	7,702	6,594	5,692	1,108		902
Retail energy revenues from resales of purchased power and other hedging activities	488	474	374	14		100	(13)
Market usage adjustments	7	(23)	(2)	30	(14)	(21	)(14)
Total retail energy revenues	$8,197	$7,045	$6,064	$1,152		$981

          (1) Increase primarily due to increases in unit sales prices to customers, partially offset by lower volumes due to fewer customers, milder weather and reduced customer usage.

          (2) Increase primarily due to increases in unit sales prices to customers, partially offset by lower volumes due to fewer customers.

          (3) Increase primarily due to (a) increases in unit sales prices to customers and (b) increased volumes due to increased customers.

          (4) Increase primarily due to (a) increased volumes due to increased customers and (b) increases in unit sales prices to customers.

          (5) Increase primarily due to increases in unit sales prices to customers.

          (6) Decrease primarily due to lower volumes due to fewer customers and reduced customer usage, partially offset by increases in unit sales prices to customers.

          (7) Increase primarily due to (a) increased volumes due to increased customers and (b) increases in unit sales prices to customers. These increases were partially offset by reduced customer usage.

          (8) Increase primarily due to (a) increased volume due to increased customers and (b) increases in unit sales prices.

          (9) Increase primarily due to (a) fixed price contracts renewed at higher market rates due to higher prices of electricity when the contracts were executed, (b) variable rate contracts, which are tied to the market price of natural gas and (c) increased volumes.

    (10) Increase primarily due to (a) fixed price contracts renewed at higher market rates due to higher prices of electricity when the contracts were executed and (b) variable rate contracts, which are tied to the market price of natural gas. These increases were partially offset by decreased volumes.

    (11) Decrease primarily due to lower volumes due to fewer customers. This decrease was partially offset by increases primarily due to (a) fixed price contracts renewed at higher market rates due to higher prices of electricity when the contracts were executed and (b) variable rate contracts, which are tied to the market price of natural gas.

    (12) Increase primarily due to (a) increased volumes due to market entry in Maryland and other PJM markets in 2004, (b) fixed price contracts renewed at higher market rates due to higher prices of electricity when the contracts were executed and (c) variable rate contracts, which are tied to the market price of natural gas.

    (13) Increase primarily due to our supply management activities in various markets in Texas.

    (14) See footnote (5) under “Retail Energy Margins.”

Retail Energy Purchased Power.

	2006	2005	2004	Change from 2005 to 2006		Change from 2004 to 2005
	(in millions)
Costs of purchased power	$6,635	$5,676	$4,707	$959	(1)	$969	(1)
Retail energy intersegment costs	571	625	340	(54	)(2)	285	(3)
Market usage adjustments	7	(8)	16	15	(4)	(24	)(4)
Unrealized losses on energy derivatives	287	69	272	218	(5)	(203	)(6)
Total retail energy purchased power	$7,500	$6,362	$5,335	$1,138		$1,027

(1)             Increase primarily due to higher unit prices of purchased power.

(2)             Decrease primarily due to lower prices and volumes.

(3)             Increase primarily due to higher volumes.

(4)             See footnote (5) under “Retail Energy Margins.”

(5)             See footnote (6) under “Retail Energy Margins.”

(6)             See footnote (7) under “Retail Energy Margins.”

Retail Energy Margins.

	2006	2005	2004	Change from 2005 to 2006		Change from 2004 to 2005
	(in millions)
Mass gross margin	$776	$689	$808	$87	(1)	$(119	)(2)
Commercial and industrial gross margin	208	78	211	130	(3)	(133	)(4)
Market usage adjustments	—	(15)	(18)	15	(5)	3	(5)
Total retail energy gross margin, excluding unrealized gains/losses on energy derivatives	984	752	1,001	232		(249)
Unrealized losses on energy derivatives	(287)	(69)	(272)	(218	)(6)	203	(7)
Total retail energy gross margin	697	683	729	14		(46)
Operation and maintenance	(234)	(190)	(222)	(44	)(8)	32	(9)
Selling and marketing expense	(124)	(95)	(82)	(29	)(10)	(13	)(10)
Bad debt expense	(89)	(56)	(48)	(33	)(11)	(8	)(12)
Total retail energy contribution margin	$250	$342	$377	$(92)		$(35)

          (1) Unit margins increased primarily due to increases in unit sales prices to customers. This increase was partially offset by higher unit prices of purchased power.

          (2) Unit margins decreased primarily due to (a) higher unit prices of purchased power and (b) higher transmission and distribution losses in ERCOT. These decreases were partially offset by increases in unit sales prices to customers.

          (3) Unit margins increased primarily due to increases in unit sales prices to customers, partially offset by higher unit prices of purchased power.

          (4) Unit margins decreased primarily due to (a) higher unit prices of purchased power and (b) higher transmission and distribution losses in ERCOT. These decreases were partially offset by increases in unit sales prices to customers.

          (5) The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage based on initial usage information provided by the independent system operators and the distribution companies. We revise these estimates and record any changes in the period as additional settlement information becomes available (collectively referred to as “market usage adjustments”).

          (6) Decrease primarily due to (a) $139 million loss due to cash flow hedge ineffectiveness and (b) $102 million loss due to the reversal of previously recognized unrealized gains resulting from the termination of commodity contracts with a counterparty. These decreases were partially offset by $85 million gain due to settlements.

          (7) Increase primarily due to (a) $198 million gain due to settlements and (b) $75 million gain due to cash flow hedge ineffectiveness. These increases were partially offset by $122 million loss due to changes in prices on our derivatives marked to market.

          (8) Increase primarily due to (a) $26 million in gross receipts tax due to higher billings and (b) $12 million due to increase in contract services and professional fees.

          (9) Decrease primarily due to decrease in salaries and benefits.

    (10) Increase primarily due to additional marketing campaigns.

    (11) Increase primarily due to higher customer defaults in 2006 primarily due to increases in unit sales prices to customers.

    (12) Increase primarily due to an increase in revenues.

Wholesale Energy Segment

Our wholesale energy segment’s contribution margin was $146 million in 2006 compared to $110 million in 2005. The $36 million increase in contribution margin was primarily due to net change in unrealized gains/losses on energy derivatives of $179 million and a reduced negative effect of historical wholesale hedges of $108 million. In addition, contribution margin was impacted by a $199 million decrease in open wholesale gross margin and a $55 million increase in operation and maintenance expenses. Our wholesale energy segment’s contribution margin was $110 million in 2005 compared to $247 million in 2004. The $137 million decrease in contribution margin was primarily due to a $534 million negative effect of historical wholesale hedges and a $171 million net change in unrealized gains/losses on energy derivatives. In addition, contribution margin was impacted by a $532 million increase in open wholesale gross margin and a $16 million decrease in operation and maintenance expenses. See
“—Wholesale Energy Margins” below for explanations.

In analyzing the results of our wholesale energy segment, we use the non-GAAP financial measures “open energy gross margin” and “open wholesale gross margin,” which exclude the items described below, as well as contribution margin and wholesale energy gross margin. Open energy gross margin and open wholesale gross margin should not be relied upon to the exclusion of GAAP financial measures. The items that are excluded from open energy gross margin and open wholesale gross margin have or have had a recurring effect on our earnings and reflect aspects of our business that are not taken into account by these measures.

Unrealized Gains/Losses on Energy Derivatives.   We use derivative instruments to manage operational or market constraints and to increase the return on our generation assets. We are required to record in our consolidated statement of operations non-cash gains/losses related to future periods based on current changes in forward commodity prices for derivative instruments receiving mark-to-market accounting treatment. We refer to these gains and losses prior to settlement, as well as ineffectiveness on cash flow hedges, as “unrealized gains/losses on energy derivatives.”  In some cases, the underlying transactions being hedged receive accrual accounting treatment, resulting in a mismatch of accounting treatments. Since the application of mark-to-market accounting has the effect of pulling forward into current periods non-cash gains/losses relating to future delivery periods, analysis of results of operations from one period to another can be difficult. We believe that excluding these unrealized gains/losses on energy derivatives provides a more meaningful representation of our economic performance in the reporting period and is therefore useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another. These gains/losses are also not a function of the operating performance of our generation assets, and excluding their impact helps isolate the operating performance of our generation assets under prevailing market conditions.

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

Changes in California-Related Receivables and Reserves.   We excluded the impact of changes in receivables and reserves relating to energy sales in California from October 2000 through June 2001. We reached a settlement concerning these receivables during the third quarter of 2005. Because of the market conditions and regulatory events that underlie the changes in these receivables and reserves, we believe that excluding this item provides a more meaningful representation of our results of operations on an ongoing basis and is therefore useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another. For additional information, see note 14(a) to our consolidated financial statements.

Wholesale Energy Revenues.

	2006	2005	2004	Change from 2005 to 2006		Change from 2004 to 2005
	(in millions)
Wholesale energy third-party revenues	$2,487	$2,879	$2,057	$(392	)(1)	$822	(2)
Wholesale energy intersegment revenues	571	625	349	(54	)(3)	276	(4)
Unrealized gains (losses) on energy derivatives	192	(218)	(32)	410	(5)	(186	)(6)
Total wholesale energy revenues	$3,250	$3,286	$2,374	$(36)		$912

(1)             Decrease primarily due (a) lower natural gas sales prices (related to gas transportation contracts) and (b) lower contracted power sales prices. These decreases were partially offset by an increase in natural gas and power sales volumes.

(2)             Increase primarily due to (a) $248 million due to certain gas transactions, which prior to April 1, 2004, were recorded net as a part of the trading activity and are now recorded gross in revenues and purchased power, fuel and cost of gas sold, (b) increase in natural gas prices and volumes (related to gas transportation contracts). These increases were partially offset by lower contracted power sales prices and power sales volumes.

(3)             Decrease primarily due to lower prices and volumes.

(4)             Increase primarily due to higher volumes due to more retail energy segment sales in the PJM Market.

(5)             See footnote (19) under “Wholesale Energy Margins.”

(6)             See footnote (20) under “Wholesale Energy Margins.”

Wholesale Energy Purchased Power, Fuel and Cost of Gas Sold.

	2006	2005	2004	Change from 2005 to 2006		Change from 2004 to 2005
	(in millions)
Wholesale energy third-party costs	$2,371	$2,725	$1,649	$(354	)(1)	$1,076	(2)
Unrealized (gains) losses on energy derivatives	136	(95)	(80)	231	(3)	(15	)(4)
Total wholesale energy	$2,507	$2,630	$1,569	$(123)		$1,061

(1)             Decrease primarily due to (a) lower prices paid for natural gas and purchased power and (b) decreased oil volumes. These decreases were partially offset by (a) increased purchased gas volumes and (b) higher contracted prices of coal.

(2)             Increase primarily due to (a) $254 million due to certain gas transactions, which prior to April 1, 2004, were recorded net as part of the trading activity and are now recorded gross in revenues and purchased power, fuel and cost of gas sold (see footnote (2) under “Wholesale Energy Revenues”), (b) higher prices paid for natural gas, oil and coal and (c) increased volumes of natural gas and coal purchased.

(3)             See footnote (19) under “Wholesale Energy Margins.”

(4)             See footnote (20) under “Wholesale Energy Margins.”

Wholesale Energy Margins.

	2006	2005	2004	Change from 2005 to 2006		Change from 2004 to 2005
	(in millions)
Open energy gross margin(1):
PJM Coal	$528	$640	$310	$(112	)(2)	$330	(3)
MISO Coal	119	196	62	(77	)(4)	134	(5)
PJM/MISO Gas	37	38	(4)	(1)		42	(6)
West	12	(10)	21	22	(7)	(31	)(8)
Other	4	27	41	(23	)(9)	(14)
Total	700	891	430	(191)		461
Other margin:(10)
PJM Coal	37	41	16	(4)		25
MISO Coal	10	10	26	—		(16)
PJM/MISO Gas	50	42	41	8		1
West	155	187	140	(32	)(11)	47	(12)
Other	111	91	77	20	(13)	14
Total	363	371	300	(8)		71
Total open wholesale gross margin	1,063	1,262	730	(199	)(14)	532	(15)
Historical wholesale hedges(16)	(376)	(484)	50	108	(17)	(534	)(18)
Net unrealized gains (losses) on energy derivatives	56	(123)	48	179	(19)	(171	)(20)
Changes in California-related receivables and reserves	—	1	(23)	(1)		24
Wholesale energy gross margin	743	656	805	87		(149)
Operation and maintenance	(599)	(544)	(560)	(55	)(21)	16	(22)
Bad debt expense	2	(2)	2	4		(4)
Total wholesale energy contribution margin	$146	$110	$247	$36		$(137)

          (1) Open energy gross margin is calculated using the power sales prices received by the plants less delivered spot fuel prices.  This figure excludes the effects of our historical wholesale hedges and prices actually paid for fuel.

          (2) Decrease primarily due to lower unit margins (lower power prices partially offset by lower coal costs). This decrease was partially offset by improved commercial capacity factor.

          (3) Increase primarily due to (a) higher unit margins (higher power prices) and (b) increased economic generation driven by Seward achieving commercial operation in October 2004 versus full year in 2005.

          (4) Decrease primarily due to lower unit margins (lower power prices partially offset by lower coal costs).

          (5) Increase primarily due to (a) higher unit margins (higher power prices due to “provider of last resort” contracts that were priced lower than market ending in the fourth quarter of 2004) and (b) higher commercial capacity factor due to plant availability. These increases were partially offset by lower economic generation due to the shift from a “full requirements” model in 2004 to a “market-based” model in 2005.

          (6) Increase primarily due to (a) higher unit margins (higher power prices partially offset by higher fuel costs) and (b) higher economic generation due to improved market conditions in 2005.

          (7) Increase primarily due to higher unit margins (lower fuel costs partially offset by lower power prices) and increased economic generation. These increases were partially offset by lower commercial capacity factor.

          (8) Decrease primarily due to lower unit margins (higher fuel costs partially offset by higher power prices).

          (9) Decrease primarily due to lower unit margins (lower power prices partially offset by lower fuel costs).

    (10) Other margin represents power purchase agreements, capacity payments and ancillary revenues. In addition, other margin includes settlement of forward power and fuel sales and purchases for the West region.

    (11) Decrease primarily due to lower gains on hedge sales resulting from higher spot prices, which created less favorable market conditions in 2006 compared to 2005 for the selective hedge strategies executed.

    (12) Increase primarily due to additional volumes under power purchase agreements in 2005.

    (13) Increase primarily due to (a) Indian River being under a power purchase agreement for nine months in 2005 compared to a full year in 2006 and (b) Osceola contracting additional volumes under a power purchase agreement in the second quarter of 2006.

    (14) Decrease primarily due to (a) lower unit margins and (b) lower economic generation. These decreases were partially offset with improved commercial capacity factor in the PJM and MISO regions.

    (15) Increase primarily due to (a) higher unit margins, (b) higher economic generation and (c) improved commercial capacity factor.

    (16) Historical wholesale hedges were entered into to primarily hedge the economics of our wholesale operations. These amounts primarily relate to settlements of forward power and fuel hedges, long-term tolling purchases, long-term natural gas transportation contracts, storage contracts and our legacy energy trading. These amounts are derived based on methodology consistent with the calculation of open energy gross margin.

    (17) Increase primarily due to a $387 million decrease in losses from power sales, resulting from a 41% decrease in hedged volumes and 55% decrease in the average loss on hedges, reduced by $187 million of losses on 2006 power hedges closed in the third quarter of 2005. This increase was partially offset by $98 million due to a decrease of coal market prices combined with an increase in coal contract prices.

    (18) Decrease due to unfavorable differences between prices received by our coal plants and settlement prices on our hedged power sales.

    (19) Increase primarily due to (a) $113 million gain due to settlements and (b) $74 million gain due to changes in prices on our derivatives marked to market.

    (20) Decrease primarily due to (a) $89 million loss due to changes in prices on our derivatives marked to market and (b) $80 million loss from de-designated hedge positions.

    (21) Increase primarily due to $46 million increase in planned outages and maintenance spending primarily at our coal plants.

    (22) Decrease primarily due to (a) $18 million decrease in taxes other than income primarily due to the resolution of potential tax liabilities in 2005, (b) $7 million decrease in salaries and benefits, excluding plant personnel, (c) $7 million decrease as a result of the termination of certain services to Texas Genco Holdings, Inc. and its subsidiaries in May 2004 and (d) $6 million decrease in severance. These decreases were partially offset by a $21 million increase in expense due to Bighorn and Seward plants achieving commercial operations in February 2004 and October 2004, respectively.

Other General and Administrative.

	2006	2005	2004	Change from 2005 to 2006		Change from 2004 to 2005
	(in millions)
Salaries and benefits	$90	$66	$95	$24	(1)	$(29	)(2)
Professional fees, contract services and information systems maintenance	29	22	29	7		(7)
Rent and utilities	20	20	40	—		(20	)(3)
Credit-enhanced retail structure fee	13	—	—	13	(4)	—
Legal costs	11	17	15	(6	)(5)	2
Settlement of shareholder class action lawsuits	—	8	—	(8)		8
Severance related to restructuring	—	—	12	—		(12)
Other, net	9	7	7	2		—
Other general and administrative	$172	$140	$198	$32		$(58)

(1)             Increase primarily due to impact of increased stock price on stock-based incentive plan expense.

(2)             Decrease primarily due to impact of decreased stock price on stock-based incentive plan expense.

(3)             Decrease primarily due to a $13 million charge during 2004 related to restructuring costs associated with the lease on our corporate headquarters.

(4)             See note 7 to our consolidated financial statements.

(5)             Decrease primarily due to Western states litigation expense in 2005.

Western States and Cornerstone Settlements.   See note 14(a) to our consolidated financial statements.

Loss on Sales of Receivables.   Loss on sales of receivables decreased from $34 million in 2004 to $0 in 2005 and 2006 as these fees related to our retail receivables facility, which we consolidated in late 2004 and we terminated in 2006. See notes 6 and 7 to our consolidated financial statements.

Gain on Sale of Counterparty Claim.   See note 14(e) to our consolidated financial statements.

Gains on Sales of Assets and Emission Allowances, Net.   See note 20 to our consolidated financial statements.

Depreciation and Amortization.

	2006	2005	2004	Change from 2005 to 2006		Change from 2004 to 2005
	(in millions)
Depreciation on plants	$247	$264	$261	$(17	)(1)	$3	(2)
Depreciation on information systems	50	76	102	(26	)(3)	(26	)(3)
Other, net—depreciation	6	11	9	(5)		2
Depreciation	303	351	372	(48)		(21)
Amortization of emission allowances	65	90	77	(25	)(4)	13	(5)
Other, net—amortization	5	5	4	—		1
Amortization	70	95	81	(25)		14
Depreciation and amortization	$373	$446	$453	$(73)		$(7)

(1)             Decrease primarily due to $20 million charge in 2005 related to early retirements at some facilities.

(2)             Increase primarily due to (a) $22 million as the Bighorn and Seward plants achieved commercial operation in February and October 2004, respectively and (b) $20 million charge in 2005 related to early retirements at some facilities. These increases were partially offset by (a) $16 million equipment impairment charge in 2004 related to turbines and generators, (b) $12 million charge in 2004 due to early retirement of the Wayne facility and (c) other 2004 impairments and retirements.

(3)             Decrease primarily due to assets becoming fully depreciated.

(4)             Decrease primarily due to lower weighted average cost of allowances used.

(5)             Increase primarily due to (a) higher weighted average cost of allowances used and (b) Seward plant achieved commercial operation in October 2004.

Income (Loss) of Equity Investments, Net.

	2006	2005		2004	Change from 2005 to 2006	Change from 2004 to 2005
	(in millions)
El Dorado Energy, LLC	$—	$20	(1)	$(13)	$(20)	$33
Sabine Cogen, LP	6	6		4	—	2
Income (loss) of equity investments, net	$6	$26		$(9)	$(20)	$35

(1)             We sold this investment in 2005. See note 20 to our consolidated financial statements.

Debt Conversion Expense.   See note 6(c) to our consolidated financial statements.

Other, Net.

	2006	2005		2004	Change from 2005 to 2006	Change from 2004 to 2005
	(in millions)
Impairment of investment	$—	$(23	)(1)	$—	$23	$(23)
Other, net	—	—		13	—	(13)
Other, net	$—	$(23)		$13	$23	$(36)

(1)             See note 19 to our consolidated financial statements.

Interest Expense.

	2006		2005	2004	Change from 2005 to 2006	Change from 2004 to 2005
	(in millions)
Fixed-rate debt	$256		$256	$174	$—	$82
Variable-rate debt	106		85	141	21 (1)	(56	)(2)
Deferred financing costs	32		15	78	17	(63)
Financing fees expensed	27		30	53	(3)	(23)
Unrealized losses on derivatives	11		16	24	(5)	(8)
Credit-enhanced retail structure fees for MWh’s delivered	2	(3)	—	—	2	—
Capitalized interest	—		—	(46)	—	46
Amortization of fair value adjustment of acquired debt	(9)		(9)	(9)	—	—
Other, net	3		6	3	(3)	3
Interest expense	$428		$399	$418	$29	$(19)

(1)             Increase primarily due to $27 million due to increase in rates, partially offset by $6 million due to decrease in balances.

(2)             Decrease primarily due to $61 million due to decrease in balances, partially offset by $5 million due to increase in rates.

(3)             See note 7 to our consolidated financial statements.

Interest Income.

	2006	2005	2004	Change from 2005 to 2006	Change from 2004 to 2005
	(in millions)
Net margin deposits	$27	$13	$3	$14	$10
Interest on California net receivables	—	6	16	(6)	(10)
Receivables facility	—	—	12	—	(12)
Other, net	7	4	4	3	—
Interest income	$34	$23	$35	$11	$(12)

Income Tax Benefit.   See note 11 to our consolidated financial statements.

Income (Loss) from Discontinued Operations.   See note 21 to our consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

Our principal sources of liquidity and capital resources are cash flows from operations, borrowings, net proceeds from asset sales and securities offerings. For a description of factors that could affect our liquidity and capital resources, see “Risk Factors” in Item 1A of this Form 10-K and the discussion of restrictive covenants in notes 6 and 7 to our consolidated financial statements.

During 2006, we generated $1.3 billion in operating cash flows from continuing operations including the changes in margin deposits of $1.3 billion and $160 million in payments relating to the Western states and Cornerstone settlements. The change in margin deposits was primarily due to (a) our credit-enhanced retail structure and (b) the expiration of certain hedges consistent with our objective of reducing wholesale generation hedges. In addition, we received $182 million of net proceeds from sales of emission allowances.

The December 2006 refinancings related to the credit-enhanced retail structure included (a) reducing the size of our revolving credit facility from $1.7 billion to $700 million, (b) issuing a new $300 million letter of credit facility, (c) reducing our aggregate term loan balances from $530 million to $400 million, (d) terminating our $450 million receivables securitization facility and (e) entering into a $300 million retail working capital facility. In February and March 2006, we used net proceeds of $952 million relating to the sale of our New York plants to pay down debt.

As of February 15, 2007, we had total available liquidity of $1.5 billion, comprised of unused borrowing capacity, letters of credit capacity and cash and cash equivalents.

Liquidity and Capital Requirements

Our liquidity and capital requirements primarily reflect our working capital needs, capital expenditures, debt service and collateral requirements. Examples of working capital needs include purchases of fuel and electricity, purchases of emission allowances, plant maintenance costs (including environmental expenditures) and corporate costs such as payroll. Settlement costs associated with litigation and regulatory proceedings can also have a significant impact on our liquidity and cash requirements. For settlements, see note 14 to our consolidated financial statements.

Collateral posting requirements have been significantly reduced due to our credit-enhanced retail structure. See note 7 to our consolidated financial statements. As of December 31, 2006, we had total collateral postings of $814 million (which includes $361 million of letters of credit), which is a $1.8 billion decrease from December 31, 2005. We retain collateral posting obligations for our wholesale energy segment and certain other activities. The collateral amounts fluctuate depending on commodity prices, price volatility, levels of hedging activity, seasonality and other factors, including changes in our perceived credit standing. As of February 15, 2007, we had total collateral postings of $784 million, which is a $30 million decrease from December 31, 2006 due primarily to the expiration of certain historical wholesale hedges.

We are considering transferring our interest in Channelview, together with its debt of $342 million. See note 6 to our consolidated financial statements.

Capital Requirements.   The following table provides information about our actual and estimated future capital requirements:

	2006	2007	2008	2009
	(in millions)
Maintenance capital expenditures:
Retail energy	$9	$8	$8	$8
Wholesale energy(1)	50	83	76	66
Other operations	10	7	4	4
	69	98	88	78
Environmental	27	140	220	105	(2)
Construction of new generating facilities	1	—	—	—
Total capital expenditures	$97	$238	$308	$183

(1)             Excludes $7 million for 2007 through 2014 for pre-existing environmental conditions and remediation, which have been accrued for in our consolidated balance sheet as of December 31, 2006.

(2)             We have estimated environmental capital expenditures of $105 million to $110 million for 2009 and have included the low end of the range in the table.

Contractual Obligations.   The following table includes our obligations and commitments to make future payments under contracts as of December 31, 2006:

Contractual Obligations	Total	2007		2008	2009	2010	2011	2012 and thereafter
	(in millions)
Debt, including credit facilities(1)	$5,733	$637	(2)	$269	$269	$1,548	$137	$2,873
Other commodity commitments(3)	1,969	347		201	184	141	131	965
Derivative liabilities	1,586	1,165		286	64	32	24	15
REMA operating lease payments	1,124	65		62	63	52	63	819
Maintenance agreements obligations	903	29		45	32	63	44	690
Other operating lease payments	507	76		69	66	64	62	170
Plant and equipment commitments(4)	402	174		179	48	1	—	—
Other(5)	456	83		35	30	26	26	256
Total contractual cash obligations	$12,680	$2,576		$1,146	$756	$1,927	$487	$5,788

(1)             Includes interest payments. Floating rate debt interest was estimated using projected forward LIBOR rates as of December 31, 2006.

(2)             Includes $367 million relating to Channelview’s debt. See note 6(c) to our consolidated financial statements.

(3)             Includes commitments with both fixed and variable pricing components. See note 12(c) to our consolidated financial statements.

(4)             These amounts are included in the capital requirements table above under either maintenance capital expenditures for wholesale energy or environmental.

(5)             Includes Western states settlements, stadium naming rights, credit-enhanced retail structure fee on sales commitments, estimated pension and post retirement benefit payments and other contractual obligations.

As of December 31, 2006, we have estimated minimum sales commitments, which are not classified as derivative assets and liabilities, of (in millions):

2007	$4,396
2008	2,043
2009	807
2010	283
2011	67
Total(1)	$7,596

(1)             Includes sales commitments with both fixed and variable pricing components. See note 12(c) to our consolidated financial statements.

Contingencies and Guarantees.   We are involved in a number of legal, environmental and other proceedings before courts and are subject to ongoing investigations by certain governmental agencies that could negatively impact our liquidity. See notes 11(e) and 13 to our consolidated financial statements.

We also enter into guarantee and indemnification arrangements in the normal course of business, none of which is expected to materially impact our liquidity. See note 12(b) to our consolidated financial statements.

Credit Risk

By extending credit to our counterparties, we are exposed to credit risk. For a discussion of our credit risk and policy, see note 2(e) to our consolidated financial statements.

As of December 31, 2006, our derivative assets and accounts receivable from our wholesale energy and ERCOT power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, are:

Credit Rating Equivalent	Exposure Before Collateral(1)	Credit Collateral Held(2)	Exposure Net of Collateral	Number of Counterparties >10%(3)	Net Exposure of Counterparties >10%(3)
	(dollars in millions)
Investment grade	$199	$22	$177	—	$—
Non-investment grade	377	1	376	2	359
No external ratings:(4)
Internally rated—Investment grade	84	—	84	—	—
Internally rated—Non-investment grade	16	5	11	—	—
Total	$676	$28	$648	2	$359

(1)             The table excludes amounts related to contracts classified as normal purchase/normal sale and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Nonperformance could have a material adverse impact on our future results of operations, financial condition and cash flows.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see note 2(b) to our consolidated financial statements.

Historical Cash Flows

Cash Flows—Operating Activities

2006 Compared to 2005 and 2005 Compared to 2004.

	2006	2005		2004		Change from 2005 to 2006	Change from 2004 to 2005
	(in millions)
Operating loss	$(24)	$(321)		$(13)		$297	$(308)
Depreciation and amortization	373	446		453		(73)	(7)
Gains on sales of assets and emission allowances, net	(159)	(168)		(20)		9	(148)
Net changes in energy derivatives	317	192		224		125	(32)
Debt conversion expense	37	—		—		37	—
Western states and Cornerstone settlements	35	359		—		(324)	359
Western states and Cornerstone settlement payments	(160)	—		—		(160)	—
California reserve changes	—	(1)		11		1	(12)
Payment to CenterPoint, net.	—	—		(175)		—	175
Receivables facility proceeds, net	—	—		232		—	(232)
Margin deposits, net	1,264 (1)	(1,214	)(2)	(451	)(2)	2,478	(763)
Settlements of exchange transactions prior to contractual period(3)	22	(8)		—		30	(8)
Net option premiums sold (purchased)	(53)	3		(5)		(56)	8
Interest payments	(385)	(347)		(326)		(38)	(21)
Change in accounts and notes receivable, net and accounts payable	32	35		—		(3)	35
Income tax refunds received (net of income taxes paid)	(29)	(22)		62		(7)	(84)
Other, net	60	(64)		13		124	(77)
Net cash provided by (used in) continuing operations from operating activities	1,330	(1,110)		5		2,440	(1,115)
Net cash provided by (used in) discontinued operations from operating activities	(54)	193		101		(247)	92
Net cash provided by (used in) operating activities	$1,276	$(917)		$106		$2,193	$(1,023)

(1)             Change primarily due to our credit-enhanced retail structure and the expiration of certain hedges.

(2)             Change primarily due to both a decrease in net unrealized value of our broker accounts and increased counterparty obligations.

(3)             Represents exchange transactions financially settled in three business days prior to the contractual delivery month.

Cash Flows—Investing Activities

2006 Compared to 2005 and 2005 Compared to 2004.

	2006		2005		2004	Change from 2005 to 2006	Change from 2004 to 2005
	(in millions)
Capital expenditures	$(97)		$(82)		$(160)	$(15)	$78	(1)
Proceeds from sales of assets, net	1		149	(2)	11	(148)	138
Proceeds from sales of emission allowances	205		234		60	(29)	174
Purchases of emission allowances	(23)		(146)		(125)	123	(21)
Restricted cash	2		14		179	(12)	(165	)(3)
Other, net	1		6		16	(5)	(10)
Net cash provided by (used in) continuing operations from investing activities	89		175		(19)	(86)	194
Net cash provided by discontinued operations from investing activities	968	(4)	131	(5)	919 (6)	837	(788)
Net cash provided by investing activities	$1,057		$306		$900	$751	$(594)

(1)             Decrease primarily due to completion of our power generation development projects. Bighorn was completed in February 2004 and Seward was completed in October 2004.

(2)             Includes $76 million, $42 million and $28 million related to sales of El Dorado, REMA hydropower plants and landfill-gas fueled power plants, respectively.

(3)             Change primarily due to the refinancing in December 2004.

(4)             Includes $952 million of net cash proceeds from the sale of New York plants.

(5)             Includes $100 million of net cash proceeds from the sale of Ceredo.

(6)             Includes $804 million of net cash proceeds from the sale of Orion Power hydropower plants.

Cash Flows—Financing Activities

2006 Compared to 2005 and 2005 Compared to 2004.

	2006	2005	2004	Change from 2005 to 2006	Change from 2004 to 2005
	(in millions)
Net proceeds from (payments on) term loans	$(452)	$190	$(485)	$(642)	$675
Net borrowings under (payments on) receivables facility	(450)	223	(123)	(673)	346
Net borrowings under (payments on) senior secured revolver due 2009	(383)	184	199	(567)	(15)
Payments of Orion Power MidWest, L.P. term loan and credit facility	—	—	(427)	—	427
Payments on senior secured revolver due 2007	—	—	(183)	—	183
Premium paid for conversion of senior subordinated notes	(36)	—	—	(36)	—
Payments of financing costs	(17)	(1)	(72)	(16)	71
Payments under REMA’s term loans	—	(28)	(14)	28	(14)
Proceeds from additional PEDFA bond issuance for Seward plant	—	—	100	—	(100)
Proceeds from senior secured notes	—	—	750	—	(750)
Proceeds from issuance of stock	25	37	25	(12)	12
Other, net	(6)	(11)	(1)	5	(10)
Net cash provided by (used in) continuing operations from financing activities	(1,319)	594	(231)	(1,913)	825
Net cash used in discontinued operations from financing activities	(638)	—	(816)	(638)	816
Net cash provided by (used in) financing activities	$(1,957)	$594	$(1,047)	$(2,551)	$1,641

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

See notes 2, 10(b) and 11(f) to our consolidated financial statements.

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

Property, Plant and Equipment.

We consider the fair value estimate used to calculate impairment of property, plant and equipment a critical accounting estimate. This estimate primarily affects our wholesale energy segment, which holds approximately 98% of our total net property, plant and equipment. See note 2(h) to our consolidated financial statements. In determining the existence of an impairment in carrying value, we make a number of subjective assumptions as to:

•       whether there is an indication of impairment;

•       the grouping of assets;

•       the intention of “holding” versus “selling” an asset;

•       the forecast of undiscounted expected future cash flow over the asset’s estimated useful life; and

•       if an impairment exists, the fair value of the asset or asset group.

Derivative Assets and Liabilities.

We report our derivative assets and liabilities, for which the normal purchase/normal sale exception has not been made, at fair value and consider it to be a critical accounting estimate because they are highly susceptible to change from period to period and are dependent on many subjective factors, including:

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

For additional information regarding our derivative assets and liabilities, see notes 2(d) and 5 to our consolidated financial statements and “Quantitative and Qualitative Disclosures about Non-Trading and Trading Activities and Related Market Risks” in Item 7A of this Form 10-K.

Retail Energy Segment Estimated Revenues and Energy Supply Costs.

Accrued Unbilled Revenues.   Accrued unbilled revenues of $416 million as of December 31, 2006 represented 4% of our consolidated revenues and 5% of our retail energy segment’s revenues for 2006. Accrued unbilled revenues of $400 million as of December 31, 2005 represented 4% of our consolidated revenues and 6% of our retail energy segment’s revenues for 2005.

Accrued unbilled revenues are critical accounting estimates as volumes and rates are not precisely known at the end of each reporting period and the revenue amounts are material. If our estimate of electricity usage were to increase or decrease by 3%, our accrued unbilled revenues as of December 31, 2006 would have increased or decreased by approximately $13 million.

Estimated Energy Supply Costs.   We record energy supply costs for electricity sales and services to retail customers based on estimated supply volumes and an estimated rate per MWh for the applicable reporting period. This is a critical accounting estimate as volumes and rates are not known at the end of each reporting period and the purchased power amounts are material.

A portion of our energy supply costs ($61 million and $53 million as of December 31, 2006 and 2005, respectively) consisted of estimated transmission and distribution charges not yet billed by the transmission and distribution utilities.

In estimating supply volumes, we consider the effects of historical customer volumes, weather factors and usage by customer class. We estimate our transmission and distribution delivery fees using the same method that we use for electricity sales and services to retail customers. In addition, we estimate ERCOT ISO fees based on historical trends, estimated supply volumes and initial ERCOT ISO settlements. Volume estimates are then multiplied by the estimated rate and recorded as purchased power in the applicable reporting period. If our estimate of electricity usage volumes increased or decreased by 3%, our energy supply costs would have increased or decreased by approximately $12 million as of December 31, 2006. Changes in our volume usage would have resulted in a similar offsetting change in billed volumes, thus partially mitigating our energy supply costs.

Dependence on ERCOT ISO Settlement Procedures.   Preliminary settlement information is due from the ERCOT ISO within two months after electricity is delivered. Final settlement information is due from the ERCOT ISO within six months after electricity is delivered. The six month settlement received from ERCOT is considered final as ERCOT will only resettle if there are data errors greater than 2% of that day’s transaction dollars or if alternate dispute resolutions are granted. We record our estimated supply costs and related fees using estimated supply volumes, as discussed above, and adjust those costs upon receipt of the ERCOT ISO information. Delays in settlements could materially affect the accuracy of our recorded energy supply costs and related fees.

Market Usage Adjustments.   The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage based on initial usage information provided by the independent system operators and the distribution companies. We revise these estimates and record any changes in the period as additional settlement information becomes available (collectively referred to as “market usage adjustments”).

Loss Contingencies.

We record loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. We consider loss contingency estimates to be critical accounting estimates because they entail significant judgment regarding probabilities and ranges of exposure, and the ultimate outcome of the proceedings is unknown and could have a material adverse effect on our results of operations, financial condition and cash flows. See notes 13 and 14 to our consolidated financial statements.

Deferred Tax Assets, Valuation Allowances and Tax Liabilities.

We estimate (a) income taxes in the jurisdictions in which we operate, (b) net deferred tax assets and liabilities based on expected future taxes in the jurisdictions in which we operate, (c) federal and state valuation allowances for deferred tax assets and (d) contingent tax liabilities for estimated exposures related to our current tax positions. These estimates are considered critical accounting estimates because they require projecting future operating results (which is inherently imprecise) and judgments related to the ultimate determination of tax positions by taxing authorities. Also, these estimates depend on assumptions regarding our ability to generate future taxable income during the periods in which temporary differences are deductible. See note 11 to our consolidated financial statements for additional information.

We assess quarterly our future ability to use federal, state and foreign net operating losses, capital losses and other deferred tax assets using the more-likely-than-not criteria. These assessments include an evaluation of our recent history of earnings and losses, future reversals of temporary differences and identification of other sources of future taxable income, including the identification of tax planning strategies in certain situations. As a result of our recent history of losses and the change in our net federal deferred tax assets, we recorded a federal valuation allowance of $68 million during 2006. It is not expected that the net deferred tax assets will be realizable until we have experienced several years of profitable operations.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

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

Non-trading Market Risks

Commodity Price Risk

Changes in commodity prices prior to the energy delivery period are inherent in our wholesale and retail energy businesses. We use derivative instruments such as futures, forwards, swaps and options, to execute our wholesale hedge strategy and retail supply procurement strategy.

As of December 31, 2006, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

Source of Fair Value	2007	2008	2009	2010	2011	2012 and thereafter	Total fair value
	(in millions)
Prices actively quoted(1)	$(16)	$2	$(1)	$—	$—	$—	$(15)
Prices provided by other external sources(2)	(469)	(36)	(6)	—	—	—	(511)
Prices based on models and other valuation methods(3)	(31)	(43)	(8)	(2)	—	7	(77)
Total mark-to-market non-trading derivatives	(516)	(77)	(15)	(2)	—	7	(603)
Cash flow hedges	(156)	(54)	(26)	(25)	(22)	(15)	(298)
Total	$(672)	$(131)	$(41)	$(27)	$(22)	$(8)	$(901)

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

A hypothetical 10% movement in the underlying energy prices would have the following potential gain (loss) impacts on our non-trading derivatives:

As of December 31,	Market Prices	Fair Value of Cash Flow Hedges	Earnings Impact of Other Derivatives	Total Potential Loss in Fair Value
2006	10% decrease	$33	$(328)	$(295)
2005	10% decrease	(19)	(174)	(193)

This risk analysis does not include the favorable impact that the same hypothetical price movements would have on our physical purchases and sales of fuel and power to which the hedges relate. The adverse impact of changes in commodity prices on our portfolio of non-trading energy derivatives held for hedging purposes would be offset (although not necessarily in the same period) by a favorable impact on the underlying hedged physical transactions, assuming:

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

Interest Rate Risk

As of December 31, 2005, all of our interest rate derivatives either expired or were terminated. We remain subject to the benefits or losses associated with movements in market interest rates related to a portion ($667 million as of December 31, 2006) of our debt and certain margin deposits, which are most vulnerable to changes in LIBOR and the prime rate.

We assess interest rate risks using a sensitivity analysis that measures the potential change in our interest expense based on a hypothetical one percentage point movement in the underlying variable interest rate indices. If interest rates increased/decreased one percentage point from their December 31, 2006 and 2005 levels, our annual interest expense would have increased/decreased by $15 million and $14 million, respectively, and our annual interest expense, net of interest income, would have increased/decreased by $8 million.

We estimated these amounts by considering the impact of hypothetical changes in interest rates on our variable-rate debt adjusted for: cash and cash equivalents and net margin deposits outstanding at the respective balance sheet dates.

If interest rates decreased by one percentage point from their December 31, 2006 and 2005 levels, the fair market values of our fixed-rate debt would have increased by $189 million and $200 million, respectively.

Trading Market Risks

Prior to March 2003, we engaged in proprietary trading activities as discussed in note 5 to our consolidated financial statements. Trading positions entered into prior to our decision to exit this business are being closed on economical terms or are being retained and settled over the contract terms.

As of December 31, 2006, the fair values of the contracts related to our legacy trading positions and recorded as net derivative assets and liabilities are:

Source of Fair Value	2007	2008	2009	2010	2011	2012 and thereafter	Total fair value
	(in millions)
Prices actively quoted	$(23)	$(39)	$(11)	$—	$—	$—	$(73)
Prices provided by other external sources	23	49	13	—	—	—	85
Prices based on models and other valuation methods	(3)	—	—	—	—	—	(3)
Total	$(3)	$10	$2	$—	$—	$—	$9

The fair values in the above table are subject to significant changes based on fluctuating market prices and conditions. For further discussion of items that impact our portfolio of trading contracts and an explanation of the sources of fair value, see the discussion related to non-trading derivative assets and liabilities.

Our consolidated realized and unrealized margins relating to these positions are (income (loss)):

	2006	2005
	(in millions)
Realized	$(3)	$(17)
Unrealized	30	(28)
Total	$27	$(45)

An analysis of these net derivative assets and liabilities is:

	2006		2005
	(in millions)
Fair value of contracts outstanding, beginning of period	$(20)		$26
Contracts transferred to non-trading	—		(4)
Contracts realized or settled	(2	)(1)	22 (2)
Changes in valuation techniques	(8)		—
Changes in fair values attributable to market price and other market changes	39		(64)
Fair value of contracts outstanding, end of period	$9		$(20)

(1)             Amount includes realized loss of $3 million offset by deferred settlements of $5 million.

(2)             Amount includes realized loss of $17 million and deferred settlements of $5 million.

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

The daily value-at-risk for our legacy trading positions is:

	2006	2005
	(in millions)
As of December 31	$2	$7
Year Ended December 31:
Average	3	3
High	7	9
Low	1	—

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

Management’s Annual Report on Internal Control Over Financial Reporting

The information required by this Item is incorporated by reference from “Reliant Energy Inc.’s Report on Internal Control Over Financial Reporting” on page F-1.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

See “Business—Executive Officers” in Item 1 of this Form 10-K. Pursuant to General Instruction G to Form 10-K, we incorporate by reference the information to be disclosed in our definitive proxy statement for the annual stockholder meeting at which we will elect directors (“Proxy Statement”).

Item 11.                 Executive Compensation.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Item 14.                 Principal Accountant Fees and Services.

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into each of these items the information to be disclosed in our Proxy Statement.

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

			SEC File or
Exhibit		Report or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
3.1	Restated Certificate of Incorporation	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	3.1
3.2	Second Amended and Restated Bylaws	Reliant Energy, Inc.’s Current Report on Form 8-K, filed September 21, 2004	1-16455	99.1
3.3	Certificate of Ownership and Merger merging a wholly-owned subsidiary into registrant pursuant to Section 253 of the General Corporation Law of the State of Delaware, effective as of April 26, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed April 26, 2004	1-16455	3.1
4.1	Specimen Stock Certificate	Reliant Energy, Inc.’s Amendment No. 5 to Registration Statement on Form S-1, filed March 23, 2001	333-48038	4.1
4.2	Rights Agreement between Reliant Resources, Inc. and The Chase Manhattan Bank, as Rights Agent, including a form of Rights Certificate, dated as of January 15, 2001	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	4.2
4.3	Common Stock Warrant Agreement by Reliant Resources, Inc. for the benefit of the holders from time to time, dated as of March 28, 2003	Reliant Energy, Inc.’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2002	1-16455	4.3
4.4	Indenture relating to 5.00% Convertible Senior Subordinated Notes due 2010 between Reliant Resources, Inc. and Wilmington Trust Company, as Trustee, dated as of June 24, 2003	Reliant Energy, Inc.’s Registration Statement on Form S-3, filed July 24, 2003	333-107295	4.5

4.5	Registration Rights Agreement relating to 5.00% Convertible Senior Subordinated Notes due 2010 among Reliant Resources, Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Banc of America Securities LLC, dated as of June 24, 2003	Reliant Energy, Inc.’s Registration Statement on Form S-3, filed July 24, 2003	333-107295	4.7
4.6	Indenture relating to 9.25% Senior Secured Notes due 2010 among Reliant Resources, Inc., the Guarantors listed in Schedule I thereto and Wilmington Trust Company, as Trustee, dated as of July 1, 2003	Reliant Energy, Inc.’s Registration Statement on Form S-4, filed July 24, 2003	333-107297	4.5
+4.7	Supplemental Indenture relating to the 9.25% Senior Secured Notes due 2010, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of November 19, 2004
+4.8

Second Supplemental Indenture relating to the 9.25% Senior Secured Notes due 2010, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of September 21, 2006

4.9	Third Supplemental Indenture relating to the 9.25% Senior Secured Notes due 2010, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	4.1
4.10	Indenture relating to 9.50% Senior Secured Notes due 2013 among Reliant Resources, Inc., the Guarantors listed in Schedule I thereto and Wilmington Trust Company, as Trustee, dated as of July 1, 2003	Reliant Energy, Inc.’s Registration Statement on Form S-4, filed July 24, 2003	333-107297	4.7

+4.11	Supplemental Indenture relating to the 9.50% Senior Secured Notes due 2013, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of November 19, 2004
+4.12

Second Supplemental Indenture relating to the 9.50% Senior Secured Notes due 2013, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of September 21, 2006

4.13	Third Supplemental Indenture relating to the 9.50% Senior Secured Notes due 2013, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	4.2
4.14	Form of Senior Indenture to be issued under universal shelf	Reliant Energy, Inc.’s Amendment No. 1 to Registration Statement on Form S-3, filed December 10, 2003	333-107296	4.5
4.15	Form of Subordinated Indenture to be issued under universal shelf	Reliant Energy, Inc.’s Amendment No. 1 to Registration Statement on Form S-3, filed December 10, 2003	333-107296	4.6
4.16	Senior Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc. and Wilmington Trust Company, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	4.1
4.17	First Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	4.2

+4.18

Second Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of September 21, 2006

4.19	Third Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	4.3
4.20	Indenture between Orion Power Holdings, Inc. and Wilmington Trust Company, dated as of April 27, 2000	Orion Power Holdings, Inc.’s Registration Statement on Form S-1, filed August 18, 2000	333-44118	4.1
10.1	Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated as of December 31, 2000	CenterPoint Energy Houston Electric, LLC’s (formerly known as Reliant Energy, Incorporated) Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1
10.2	Tax Allocation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated as of December 31, 2000	CenterPoint Energy Houston Electric, LLC’s (formerly known as Reliant Energy, Incorporated) Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8

10.3	Third Amended and Restated Credit and Guaranty Agreement among (i) Reliant Energy, Inc., as Borrower; (ii) the Other Loan Parties referred to therein, as Guarantors; (iii) the Lenders party thereto; (iv) Bank of America, N.A., as Administrative Agent and Collateral Agent; (v) Barclays Bank PLC and Deutsche Bank Securities Inc., as Syndication Agents; and (vi) Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital Corporation, as Documentation Agents, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.6
10.4	Credit Sleeve and Reimbursement Agreement among Reliant Energy Power Supply, LLC, the Guarantors listed therein, Merrill Lynch Commodities, Inc., and Merrill Lynch & Co., Inc., dated as of September 24, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed September 25, 2006	1-16455	10.1
10.5	Schedules and Exhibits to the Credit Sleeve and Reimbursement Agreement dated as of September 24, 2006 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006	1-16455	10.7B
10.6A	Amended and Restated Credit Sleeve and Reimbursement Agreement among Reliant Energy Power Supply, LLC, the Guarantors listed therein, Merrill Lynch Commodities, Inc., and Merrill Lynch & Co., Inc., dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	99.2

+10.6B

Schedules and Exhibits to the Amended and Restated Credit Sleeve and Reimbursement Agreement dated as of December 1, 2006 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)

10.7	Working Capital Facility among Reliant Energy Power Supply, LLC, the Guarantors listed therein and Merrill Lynch Capital Corporation, dated as of September 24, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed September 25, 2006	1-16455	10.2
10.8	Amended and Restated Working Capital Facility Agreement among Reliant Energy Power Supply, LLC, the Guarantors listed therein and Merrill Lynch Capital Corporation, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	99.1
10.9	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2001A between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.2
10.10	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2002A between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.3

10.11	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2002B between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.4
10.12	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2003A between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.5
10.13	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2004A between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.6
+10.14

Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2001A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of September 21, 2006

+10.15

Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2002A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of September 21, 2006

+10.16

Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2002B among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of September 21, 2006

+10.17

Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2003A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of September 21, 2006

+10.18

Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2004A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of September 21, 2006

10.19	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2001A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.1
10.20	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2002A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.2

10.21	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2002B among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.3
10.22	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2003A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.4
10.23	Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2004A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.5
10.24	Facility Lease Agreement between Conemaugh Lessor Genco LLC and Reliant Energy Mid-Atlantic Power Holdings, LLC, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.6a

10.25	Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 10.14	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.6b
10.26

Pass Through Trust Agreement between Reliant Energy Mid-Atlantic Power Holdings, LLC and Bankers Trust Company, made with respect to the formation of the Series A Pass Through Trust and the issuance of 8.554% Series A Pass Through Certificates, dated as of August 24, 2000

		Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.4a
10.27	Schedule identifying substantially identical agreements to Pass Through Trust Agreement constituting Exhibit 10.16	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.4b
10.28

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

		Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.5a
10.29	Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 10.18	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.5b
10.30	First Amendment to Participation Agreement, dated as of November 15, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.20

10.31	Schedule identifying substantially identical agreements to First Amendment to Participation Agreement constituting Exhibit 10.20	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.21
10.32	Second Amendment to Participation Agreement, dated as of June 18, 2003	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.22
10.33	Schedule identifying substantially identical agreements to Second Amendment to Participation Agreement constituting Exhibit 10.22	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.23
10.34	Lease Indenture of Trust, Mortgage and Security Agreement between Conemaugh Lessor Genco LLC, as Owner Lessor, and Bankers Trust Company, as Lease Indenture Trustee, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.8a
10.35	Schedule identifying substantially identical agreements to Lease Indenture of Trust constituting Exhibit 10.24	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.8b
10.36	Purchase and Sale Agreement by and between Orion Power Holdings, Inc., Reliant Energy, Inc., Great Lakes Power Inc. and Brascan Corporation, dated as of May 18, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed May 21, 2004	1-16455	99.2
10.37	Purchase and Sale Agreement between Orion Power Holdings, Inc., as Seller, Reliant Energy, Inc., as Guarantor, and Astoria Generating Company Acquisitions, L.L.C., as Buyer, dated as of September 30, 2005	Reliant Energy, Inc.’s Current Report on Form 8-K, filed October 6, 2005	1-16455	10.1

10.38	Settlement and Release of Claims Agreement among each of the Reliant Parties, OMOI, each of the California Parties, each of the Additional Claimants, each of the Class Action Parties and each of the Local Governmental Parties (each as defined therein), dated as of October 12, 2005	Reliant Energy, Inc.’s Current Report on Form 8-K, filed October 20, 2005	1-16455	10.1
10.39	Settlement Agreement between Reliant Energy, Inc. and Seneca Capital, L.P. dated April 18, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed April 18, 2006	1-16455	10.1
*10.40	Executive Life Insurance Plan, effective as of January 1, 1994, including the first and second amendments thereto (Reliant Energy, Inc. has adopted certain obligations under this plan with respect to the following individuals: James Ajello, Daniel Hannon and Brian Landrum)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.30
*10.41	Transition Stock Plan, effective as of May 4, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.37
*10.42	2002 Stock Plan, effective as of March 1, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, filed April 19, 2002	333-86610	4.5
*10.43	Annual Incentive Compensation Plan, effective as of January 1, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.9
*10.44	2002 Annual Incentive Compensation Plan for Executive Officers, effective as of March 1, 2002	Reliant Energy, Inc.’s 2002 Proxy Statement on Schedule 14A	1-16455	Appendix I
*10.45	Long Term Incentive Plan, effective as of January 1, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.10
*10.46	2002 Long-Term Incentive Plan, effective as of June 6, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, filed April 19, 2002	333-86612	4.5

*10.47	Deferral Plan, effective as of January 1, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, filed December 7, 2001	333-74790	4.1
*10.48	First Amendment to Deferral Plan, effective as of January 14, 2003	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003	1-16455	10.5
*10.49	Successor Deferral Plan, effective as of January 1, 2002	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.30
*10.50	Deferred Compensation Plan, effective as of September 1, 1985, including the first nine amendments thereto (This is now a part of the plan listed as Exhibit 10.38)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.25
*10.51	Deferred Compensation Plan, as amended and restated effective as of January 1, 1989, including the first nine amendments (This is now a part of the plan listed as Exhibit 10.38)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.26
*10.52	Deferred Compensation Plan, as amended and restated effective as of January 1, 1991, including the first ten amendments thereto (This is now a part of the plan listed as Exhibit 10.38)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.27
*10.53	Benefit Restoration Plan, as amended and restated effective as of July 1, 1991, including the first amendment thereto (This is now a part of the plan listed as Exhibit 10.38)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.12
*10.54	Key Employee Award Program 2004-2006 of the 2002 Long-Term Incentive Plan and the Form of Agreement for Key Employee Award Program, effective as of February 13, 2004	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	1-16455	10.1

*10.55	First Amendment to the Key Employee Award Program, effective as of August 10, 2005	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.44
*10.56	Form of 2002 Stock Plan Nonqualified Stock Option Award Agreement, 2003 Grants	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.39
*10.57	Change in Control Agreement between Reliant Energy, Inc., Reliant Energy Corporate Services, LLC and Joel V. Staff, effective as of January 15, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.47
*10.58	Severance Agreement between Reliant Resources, Inc. and Mark M. Jacobs, effective as of August 1, 2005	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.48
*10.59	Change in Control Agreement between Reliant Energy, Inc., Reliant Energy Corporate Services, LLC and Mark M. Jacobs, effective as of March 13, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.49
*10.60	Change in Control Agreement between Reliant Energy, Inc., Reliant Energy Corporate Services, LLC and Michael L. Jines, effective as of January 15, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.50
*10.61	Change in Control Agreement between Reliant Energy, Inc., Reliant Energy Corporate Services, LLC and Brian Landrum, effective as of January 15, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.51
*10.62	Change in Control Agreement between Reliant Energy, Inc., Reliant Energy Corporate Services, LLC and Jerry J. Langdon, effective as of January 15, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.52
*10.63	Severance Agreement between Reliant Resources, Inc. and James B. Robb, effective as of January 14, 2003	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003	1-16455	10.4

*10.64	Amendment to Severance Agreement between Reliant Resources, Inc. and James B. Robb, effective as of November 29, 2005	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.54
*10.65	Severance Agreement between Reliant Resources, Inc. and Robert W. Harvey, effective as of May 30, 2003	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-16455	10.1
*10.66	Amendment to Severance Agreement between Reliant Energy, Inc. and Robert W. Harvey, effective as of February 21, 2005	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.43
*10.67	Reliant Energy, Inc. Executive Severance Plan, effective as of January 1, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.57
*10.68	Form of 2002 Long-Term Incentive Plan Nonqualified Stock Option Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.53
*10.69	Form of 2002 Long-Term Incentive Plan Restricted Stock Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.54
*10.70	Form of 2002 Long-Term Incentive Plan Quarterly Restricted and Premium Restricted Stock Units Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.55
*10.71	Form of 2002 Long-Term Incentive Plan Quarterly Common Stock and Premium Restricted Stock Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.56
10.72	Form of 2002 Long-Term Incentive Plan Restricted Stock Award Agreement for Directors	Reliant Energy, Inc.’s Current Report on Form 8-K, filed May 25, 2006	1-16455	10.1
10.73	Form of Long-Term Incentive Plan Restricted Stock Award Agreement for Directors’ initial grant	Reliant Energy, Inc.’s Current Report on Form 8-K, filed August 24, 2006	1-16455	10.1

*10.74	Reliant Energy, Inc. Non-Employee Directors’ Compensation Program, effective as of January 1, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.63
+*10.75	Annual Base Salaries of Named Executive Officers
+12.1	Reliant Energy, Inc. and Subsidiaries Ratio of Earnings from Continuing Operations to Fixed Charges
+21.1	Subsidiaries of Reliant Energy, Inc.
+23.1	Consent of KPMG LLP, independent registered public accounting firm of Reliant Energy, Inc.
+23.2	Consent of Deloitte & Touche LLP, former independent registered public accounting firm of Reliant Energy, Inc.
+31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

RELIANT ENERGY, INC.
(Registrant)
February 27, 2007	By:	/s/ JOEL V. STAFF
Joel V. Staff
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2007.

Signature	Title
/s/ JOEL V. STAFF	Chairman and Chief Executive Officer
Joel V. Staff	(Principal Executive Officer)
/s/ MARK M. JACOBS	Executive Vice President and Chief Financial Officer
Mark M. Jacobs	(Principal Financial Officer)
/s/ THOMAS C. LIVENGOOD	Senior Vice President and Controller
Thomas C. Livengood	(Principal Accounting Officer)
/s/ E. WILLIAM BARNETT	Director
E. William Barnett
/s/ SARAH M. BARPOULIS	Director
Sarah M. Barpoulis
/s/ DONALD J. BREEDING	Director
Donald J. Breeding
/s/ KIRBYJON H. CALDWELL	Director
Kirbyjon H. Caldwell

/s/ STEVEN L. MILLER	Director
Steven L. Miller
/s/ LAREE E. PEREZ	Director
Laree E. Perez
/s/ EVAN J. SILVERSTEIN	Director
Evan J. Silverstein
/s/ WILLIAM L. TRANSIER	Director
William L. Transier

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page F-2.

/s/ JOEL V. STAFF	/s/ MARK M. JACOBS
Joel V. Staff	Mark M. Jacobs
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliant Energy, Inc.:

We have audited management’s assessment, included in the accompanying Reliant Energy, Inc.’s Report on Internal Control Over Financial Reporting on page F-1, that Reliant Energy, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Reliant Energy, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Houston, Texas
February 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliant Energy, Inc.:

We have audited the accompanying consolidated balance sheet of Reliant Energy, Inc. and subsidiaries (the Company), as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II—Valuation and Qualifying Accounts for 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliant Energy, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 2006 information set forth therein.

As discussed in notes 10(a) and 10(b) to the consolidated financial statements, in 2006, the Company changed its accounting for share-based payment transactions and defined benefit pension and other postretirement plans, respectively.

We also have audited the adjustments to the financial information in note 16 to the 2005 and 2004 consolidated financial statements to retrospectively reflect the change in subsidiary guarantors of the Company’s senior secured notes as described in that note. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 and 2004 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly we do not express an opinion or any other form of assurance on the 2005 and 2004 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Houston, Texas
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Reliant Energy, Inc. and Subsidiaries
Houston, Texas

We have audited, before the effects of the adjustments to retrospectively account for the change in subsidiary guarantors as described in note 16, the accompanying consolidated balance sheet of Reliant Energy, Inc. and subsidiaries (the “Company”), as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2005 (the 2005 and 2004 consolidated financial statements before the effects of the adjustments discussed in note 16 are not presented herein). Our audits also included the financial statement schedule (Schedule II—Valuation And Qualifying Accounts) listed in the Index at Item 15(a)(2) for the two years in the period ended December 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements, before the effects of the adjustments to retrospectively account for the change in subsidiary guarantors as described in note 16, present fairly, in all material respects, the financial position of Reliant Energy, Inc. and subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively account for the change in subsidiary guarantors as described in note 16 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

As discussed in note 2 to the consolidated financial statements, the Company changed its accounting for major maintenance to the “expense as incurred” method in 2004.

DELOITTE & TOUCHE LLP
Houston, Texas
March 14, 2006

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, except per share amounts)

	2006	2005	2004
Revenues:
Revenues (including $191,405, $(218,081) and $(32,007) unrealized gains (losses))	$10,877,385	$9,711,995	$8,098,222
Expenses:
Purchased power, fuel and cost of gas sold (including $(422,325), $25,846 and $(192,395) unrealized gains (losses))	9,435,892	8,365,921	6,564,137
Operation and maintenance	833,094	736,954	782,462
Selling, general and administrative	383,977	292,486	326,171
Western states and Cornerstone settlements	35,000	359,436	—
Loss on sales of receivables	—	—	33,741
Accrual for payment to CenterPoint Energy, Inc.	—	—	1,600
Gain on sale of counterparty claim	—	—	(30,000)
Gains on sales of assets and emission allowances, net	(159,386)	(168,114)	(19,834)
Depreciation and amortization	372,616	445,871	453,042
Total operating expense	10,901,193	10,032,554	8,111,319
Operating Loss	(23,808)	(320,559)	(13,097)
Other Income (Expense):
Income (loss) of equity investments, net	5,791	25,458	(9,478)
Debt conversion expense	(37,257)	—	—
Other, net	203	(22,672)	13,455
Interest expense	(427,867)	(399,281)	(417,514)
Interest income	34,317	23,227	34,960
Total other expense	(424,813)	(373,268)	(378,577)
Loss from Continuing Operations Before Income Taxes	(448,621)	(693,827)	(391,674)
Income tax benefit	(121,929)	(253,080)	(115,214)
Loss from Continuing Operations	(326,692)	(440,747)	(276,460)
Income (loss) from discontinued operations	(2,088)	110,799	239,800
Loss Before Cumulative Effect of Accounting Changes	(328,780)	(329,948)	(36,660)
Cumulative effect of accounting changes, net of tax	968	(608)	7,290
Net Loss	$(327,812)	$(330,556)	$(29,370)
Basic and Diluted Earnings (Loss) per Share:
Loss from continuing operations	$(1.06)	$(1.46)	$(0.93)
Income (loss) from discontinued operations	(0.01)	0.37	0.81
Loss before cumulative effect of accounting changes	(1.07)	(1.09)	(0.12)
Cumulative effect of accounting changes, net of tax	—	—	0.02
Net loss	$(1.07)	$(1.09)	$(0.10)

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$463,909	$88,397
Restricted cash	24,980	26,906
Accounts and notes receivable, principally customer, net of allowance of $33,332 and $34,054	1,043,637	1,171,673
Inventory	275,437	299,099
Derivative assets	489,726	725,964
Margin deposits	452,605	1,716,035
Accumulated deferred income taxes	279,479	361,547
Prepayments and other current assets	141,016	137,498
Current assets of discontinued operations	2,460	203,332
Total current assets	3,173,249	4,730,451
Property, Plant and Equipment, net	5,741,995	5,934,060
Other Assets:
Goodwill	381,594	386,594
Other intangibles, net	423,745	510,582
Derivative assets	203,857	527,799
Accumulated deferred income taxes	87,858	32,527
Prepaid lease	264,328	259,412
Other	290,507	306,585
Long-term assets of discontinued operations	—	880,796
Total other assets	1,651,889	2,904,295
Total Assets	$10,567,133	$13,568,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$355,264	$789,325
Accounts payable, principally trade	664,630	886,965
Derivative liabilities	1,164,809	1,219,954
Margin deposits	16,490	15,588
Other	488,764	397,942
Current liabilities of discontinued operations	3,286	96,456
Total current liabilities	2,693,243	3,406,230
Other Liabilities:
Derivative liabilities	420,534	812,695
Other	324,145	389,083
Long-term liabilities of discontinued operations	—	779,678
Total other liabilities	744,679	1,981,456
Long-term Debt	3,177,691	4,317,427
Commitments and Contingencies
Temporary Equity Stock-based Compensation	1,647	—
Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 337,623,392 and 304,900,193 issued)	99	66
Additional paid-in capital	6,174,665	5,846,747
Retained deficit	(2,026,316)	(1,698,504)
Accumulated other comprehensive loss	(198,575)	(284,281)
Accumulated other comprehensive loss of discontinued operations	—	(335)
Total stockholders’ equity	3,949,873	3,863,693
Total Liabilities and Stockholders’ Equity	$10,567,133	$13,568,806

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(327,812)	$(330,556)	$(29,370)
(Income) loss from discontinued operations	2,088	(110,799)	(239,800)
Net loss from continuing operations and cumulative effect of accounting changes	(325,724)	(441,355)	(269,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting changes	(968)	608	(7,290)
Depreciation and amortization	372,616	445,871	453,042
Deferred income taxes	(152,431)	(278,992)	(108,688)
Net changes in energy derivatives	316,742	192,235	224,402
Amortization of deferred financing costs	31,508	15,110	77,881
Debt conversion expense	37,257	—	—
Gains on sales of assets and emission allowances, net	(159,386)	(168,114)	(19,834)
Western states and Cornerstone settlements	35,000	359,436	—
(Income) loss of equity investments, net	(5,791)	(25,458)	9,478
Accrual for payment to CenterPoint Energy, Inc.	—	—	1,600
Other, net	12,590	27,498	(7,058)
Changes in other assets and liabilities:
Accounts and notes receivable, net	129,161	(109,736)	(59,723)
Receivables facility proceeds, net	—	—	232,000
Inventory	18,157	(42,253)	(14,744)
Margin deposits, net	1,264,332	(1,213,940)	(450,851)
Net derivative assets and liabilities	(30,313)	10,978	12,547
Western states and Cornerstone settlement payments	(159,885)	—	—
Accounts payable	(97,117)	144,466	59,233
Payment to CenterPoint Energy, Inc.	—	—	(176,600)
Other current assets	17,284	33,071	(37,399)
Other assets	(35,373)	(32,605)	(5,562)
Taxes payable/receivable	1,302	3,053	47,652
Other current liabilities	64,046	(34,479)	1,815
Other liabilities	(2,963)	4,495	42,617
Net cash provided by (used in) continuing operations from operating activities	1,330,044	(1,110,111)	5,348
Net cash provided by (used in) discontinued operations from operating activities	(54,171)	192,948	100,165
Net cash provided by (used in) operating activities	1,275,873	(917,163)	105,513
Cash Flows from Investing Activities:
Capital expenditures	(96,793)	(82,296)	(159,671)
Proceeds from sales of assets, net	1,417	149,345	11,325
Proceeds from sales of emission allowances	205,510	234,421	59,662
Purchases of emission allowances	(22,575)	(145,769)	(124,241)
Restricted cash	1,926	14,251	178,885
Other	—	5,500	16,207
Net cash provided by (used in) continuing operations from investing activities	89,485	175,452	(17,833)
Net cash provided by discontinued operations from investing activities	967,566	130,700	919,043
Net cash provided by investing activities	1,057,051	306,152	901,210
Cash Flows from Financing Activities:
Proceeds from long-term debt	400,000	299,000	1,512,000
Payments of long-term debt	(865,870)	(148,333)	(1,597,568)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	(825,554)	407,000	(108,350)
Premium paid for conversion of senior subordinated notes	(36,157)	—	—
Payments of financing costs	(16,673)	(1,198)	(71,884)
Proceeds from issuances of stock	24,842	37,885	24,618
Other, net	—	—	9,156
Net cash provided by (used in) continuing operations from financing activities	(1,319,412)	594,354	(232,028)
Net cash used in discontinued operations from financing activities	(638,000)	—	(815,885)
Net cash provided by (used in) financing activities	(1,957,412)	594,354	(1,047,913)
Net Change in Cash and Cash Equivalents	375,512	(16,657)	(41,190)
Cash and Cash Equivalents at Beginning of Period	88,397	105,054	146,244
Cash and Cash Equivalents at End of Period	$463,909	$88,397	$105,054
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$385,055	$347,249	$326,366
Income taxes paid (net of income tax refunds received) for continuing operations	$28,649	$21,812	$(61,808)

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Thousands of Dollars)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Deficit
Balance December 31, 2003	$61	$5,841,438	$(89,769)	$(1,338,578)
Net loss				(29,370)
Distribution to CenterPoint Energy, Inc.		(509)
Warrants		57
Transactions under stock plans		(50,979)	87,560
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0
Changes in minimum pension liability, net of tax of $1 million
Deferred gain (loss) from cash flow hedges, net of tax of $24 million and $1 million
Reclassification of net deferred (gain) loss from cash flow hedges into net loss, net of tax of $35 million and $11 million
Unrealized loss on available-for-sale securities, net of tax of $0
Reclassification adjustments for gains on sales of available-for-sale securities realized in net loss, net of tax of $0
Other comprehensive income from discontinued operations
Comprehensive loss
Balance December 31, 2004	$61	$5,790,007	$(2,209)	$(1,367,948)

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
(Thousands of Dollars)

Accumulated Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Available For Sale Securities	Deferred Derivative Gains (Losses)	Foreign Currency Translation Adjustments	Actuarial Net Gain (Loss)	Net Prior Service Costs	Additional Minimum Benefits Liability	Total Accumulated Other Comprehensive Income (Loss)	Discontinued Operations Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)

Balance December 31, 2003	$2	$(18,300)	$(981)	$—	$—	$(1,277)	$(20,556)	$(20,797)	$4,371,799
Net loss									(29,370)	$(29,370)
Distribution to CenterPoint Energy, Inc.									(509)
Warrants									57
Transactions under stock plans									36,581
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0			981				981		981	981
Changes in minimum pension liability, net of tax of $1 million						1,129	1,129		1,129	1,129
Deferred gain (loss) from cash flow hedges, net of tax of $24 million and $1 million		42,387					42,387	813	43,200	42,387
Reclassification of net deferred (gain) loss from cash flow hedges into net loss, net of tax of $35 million and $11 million		(53,298)					(53,298)	15,778	(37,520)	(53,298)
Unrealized loss on available-for-sale securities, net of tax of $0	(8)						(8)		(8)	(8)
Reclassification adjustments for gains on sales of available-for-sale securities realized in net loss, net of tax of $0	14						14		14	14
Other comprehensive income from discontinued operations										16,591
Comprehensive loss										$(21,574)
Balance December 31, 2004	$8	$(29,211)	$—	$—	$—	$(148)	$(29,351)	$(4,206)	$4,386,354

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
(Thousands of Dollars)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Deficit
Balance December 31, 2004	$61	$5,790,007	$(2,209)	$(1,367,948)
Net loss				(330,556)
Contribution from CenterPoint Energy, Inc.		7,079
Warrants		1,411
Transactions under stock plans	5	48,250	2,209
Other comprehensive income (loss):
Deferred gain (loss) from cash flow hedges, net of tax of $160 million and $1 million
Reclassification of net deferred (gain) loss from cash flow hedges into net loss, net of tax of $9 million and $1 million
Unrealized loss on available-for-sale securities, net of tax of $0
Other comprehensive income from discontinued operations
Comprehensive loss
Balance December 31, 2005	$66	$5,846,747	$—	$(1,698,504)

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
(Thousands of Dollars)

Accumulated Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Available For Sale Securities	Deferred Derivative Gains (Losses)	Foreign Currency Translation Adjustments	Actuarial Net Gain (Loss)	Net Prior Service Costs	Additional Minimum Benefits Liability	Total Accumulated Other Comprehensive Income (Loss)	Discontinued Operations Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)

Balance December 31, 2004	$8	$(29,211)	$—	$—	$—	$(148)	$(29,351)	$(4,206)	$4,386,354
Net loss									(330,556)	$(330,556)
Contribution from CenterPoint Energy, Inc.									7,079
Warrants									1,411
Transactions under stock plans									50,464
Other comprehensive income (loss):
Deferred gain (loss) from cash flow hedges, net of tax of $160 million and $1 million		(233,234)					(233,234)	2,378	(230,856)	(233,234)
Reclassification of net deferred (gain) loss from cash flow hedges into net loss, net of tax of $9 million and $1 million		(21,688)					(21,688)	1,493	(20,195)	(21,688)
Unrealized loss on available-for-sale securities, net of tax of $0	(8)						(8)		(8)	(8)
Other comprehensive income from discontinued operations										3,871
Comprehensive loss										$(581,615)
Balance December 31, 2005	$—	$(284,133)	$—	$—	$—	$(148)	$(284,281)	$(335)	$3,863,693

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
(Thousands of Dollars)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Deficit
Balance December 31, 2005	$66	$5,846,747	$—	$(1,698,504)
Adjustment to initially apply FASB Statement No. 123R		18,099
Balance after initial adjustment to apply FASB Statement No. 123R	66	5,864,846	—	(1,698,504)
Net loss				(327,812)
Distribution to CenterPoint Energy, Inc.		(3,774)
Warrants		970
Transactions under stock plans	3	45,201
Conversion of convertible senior subordinated notes to common stock	30	267,422
Other comprehensive income (loss):
Changes in minimum pension liability, net of tax of $1 million
Deferred gain (loss) from cash flow hedges, net of tax of $79 million
Reclassification of net deferred (gain) loss from cash flow hedges into net loss, net of tax of $(150) million and $0
Other comprehensive income from discontinued operations
Adjustment to initially apply FASB Statement No. 158, net of tax of $0, $0 and $(2) million
Comprehensive loss
Balance December 31, 2006	$99	$6,174,665	$—	$(2,026,316)

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
(Thousands of Dollars)

Accumulated Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Available For Sale Securities	Deferred Derivative Gains (Losses)	Foreign Currency Translation Adjustments	Actuarial Net Gain (Loss)	Net Prior Service Costs	Additional Minimum Benefits Liability	Total Accumulated Other Comprehensive Income (Loss)	Discontinued Operations Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)

Balance December 31, 2005	$—	$(284,133)	$—	$—	$—	$(148)	$(284,281)	$(335)	$3,863,693
Adjustment to initially apply FASB Statement No. 123R									18,099
Balance after initial adjustment to apply FASB Statement No. 123R	—	(284,133)	—	—	—	(148)	(284,281)	(335)	3,881,792
Net loss									(327,812)	$(327,812)
Distribution to CenterPoint Energy, Inc.									(3,774)
Warrants									970
Transactions under stock plans									45,204
Conversion of convertible senior subordinated notes to common stock									267,452
Other comprehensive income (loss):
Changes in minimum pension liability, net of tax of $1 million						(2,121)	(2,121)		(2,121)	(2,121)
Deferred gain (loss) from cash flow hedges, net of tax of $79 million		(129,081)					(129,081)		(129,081)	(129,081)
Reclassification of net deferred (gain) loss from cash flow hedges into net loss, net of tax of $(150) million and $0		240,971					240,971	335	241,306	240,971
Other comprehensive income from discontinued operations										335
Adjustment to initially apply FASB Statement No. 158, net of tax of $0, $0 and $(2) million				(15,463)	(10,869)	2,269	(24,063)		(24,063)
Comprehensive loss										$(217,708)

Balance December 31, 2006	$—	$(172,243)	$—	$(15,463)	$(10,869)	$—	$(198,575)	$—	$3,949,873

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Background and Basis of Presentation

Background.   “Reliant Energy” refers to Reliant Energy, Inc. and “we,” “us” and “our” refer to Reliant Energy, Inc. and its consolidated subsidiaries. Our business consists primarily of two business segments, retail energy and wholesale energy. See note 18.

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

Basis of Presentation.   All significant intercompany transactions have been eliminated. We have reclassified some amounts on the December 31, 2005 consolidated balance sheet to conform to the 2006 presentation.

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

We are subject to various risks inherent in doing business. See notes 2(c), 2(d), 2(e), 2(h), 2(o), 3(b), 4, 5, 6, 7, 10, 11, 12 and 13.

(b)           Principles of Consolidation.

We include our accounts and those of our wholly-owned and majority-owned subsidiaries in our consolidated financial statements. We do not consolidate three power generating facilities (see note 12(a)), which are under operating leases, or a 50% equity investment in a cogeneration plant. Since September 28, 2004, we consolidated our receivables facility arrangement until it was terminated on December 1, 2006. See note 6.

(c)            Revenues.

Power Generation Revenues.   We record gross revenues from the sale of electricity and other energy services under the accrual method. Electric power and other energy services are sold at market-based prices through existing power exchanges or through third party contracts. Energy sales and services that have been delivered but not billed by period-end are estimated.

Natural Gas Sales Revenues.   We record gross revenues from the sales of natural gas under the accrual method. These sales are sold at market-based prices through third party contracts. Sales that have been delivered but not billed by period-end are estimated.

Retail Energy Revenues.   Gross revenues for energy sales and services to residential and small business customers and our electric sales to commercial, industrial and governmental/institutional customers are recognized upon delivery and include estimated energy and services delivered but not billed by the end of the period.

As of December 31, 2006 and 2005, we recorded unbilled revenues of $416 million and $400 million, respectively, for retail energy sales. Accrued unbilled revenues are based on our estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on daily forecasted volumes and estimated customer usage by class. Unbilled revenues are calculated by multiplying volume estimates by the applicable rate by customer class. Estimated amounts are adjusted when actual usage is known and billed.

(d)           Derivatives and Hedging Activities.

We account for our derivatives instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (SFAS No. 133).

In the fourth quarter of 2005, we commenced an evaluation of our wholesale energy segment’s hedging strategy (which includes both designated and non-designated hedging derivative instruments) and use of capital. In early 2006, we concluded that the benefits of hedging our generation do not justify the costs, including collateral postings. As a result, we decided to substantially reduce new hedges of our generation. We continue to enter into selective hedges, including originated transactions, based on (a) our assessment of market fundamentals to increase the return from our generation assets and (b) operational and market limitations requiring us to enter into fuel, capacity and emissions transactions to manage our generation assets. We believe that this strategy significantly reduces our wholesale energy segment’s use of capital; however, our earnings are subject to volatility based on market price changes.

We own a very limited amount of generation capacity in Texas, which is insufficient to supply the electricity requirements of our Texas retail operations. For our retail energy segment, we continue to focus our supply procurement strategy on (a) matching supply costs and supply timing with sales commitments, (b) managing periodic adjustments of physical supply to manage ongoing operational and customer usage changes and (c) managing procurement needs within available market liquidity.

We may also enter into derivatives to manage our exposure to changes in interest rates.

For our hedging activities, we use both derivative and non-derivative contracts that provide for settlement in cash or by delivery of a commodity. The primary types of derivative instruments we use are forwards, futures, swaps and options. We account for our derivatives under one of three accounting methods (cash flow hedge, mark-to-market or accrual accounting (under the normal purchase/normal sale exception)) based on facts and circumstances. The fair values of our derivative activities are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

If certain conditions are met, a derivative instrument may be designated as a cash flow hedge. A derivative is recognized at fair value in the balance sheet whether or not it is designated as a hedge, except for derivative contracts designated as normal purchase/normal sale exceptions, which are not in our consolidated balance sheet or results of operations prior to settlement resulting in accrual accounting treatment.

Derivatives designated as cash flow hedges must have a high correlation between price movements in the derivative and the hedged item. The changes in fair value of cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are effective as hedges, until the forecasted transactions affect earnings. At the time the forecasted transactions affect earnings, we reclassify the amounts in accumulated other comprehensive income (loss) into earnings. We record the ineffective portion of changes in fair value of cash flow hedges immediately into earnings. For all other derivatives, changes in fair value are recorded as unrealized gains or losses in our results of operations.

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

Realized gains and losses on derivatives contracts not held for trading purposes are reported either on a net or gross basis based on the relevant facts and circumstances. Hedging transactions that do not physically flow are included in the same caption as the items being hedged. A summary of our derivative activities and classification in our results of operations is:

Instrument	Purpose for Holding or Issuing Instrument(1)	Transactions that Physically Flow	Transactions that Financially Settle (2)
Power futures, forward, swap and option contracts	Power sales to end-use retail customers	Revenues	N/A(3)
	Power sales from wholesale operations	Revenues	Revenues
	Supply management revenues	Revenues	Purchased power, fuel and cost of gas sold
	Power purchases related to our retail operations	Purchased power, fuel and cost of gas sold	Purchased power, fuel and cost of gas sold
	Power purchases related to wholesale operations	Purchased power, fuel and cost of gas sold	Revenues
	Power purchases/sales related to our legacy trading positions	Revenues	Revenues
Natural gas and fuel futures, forward, swap and option contracts	Natural gas and fuel purchases/sales related to our retail operations	N/A(3)	Purchased power, fuel and cost of gas sold
	Natural gas and fuel sales related to wholesale operations	Revenues	Purchased power, fuel and cost of gas sold
	Natural gas and fuel purchases related to wholesale operations	Purchased power, fuel and cost of gas sold	Purchased power, fuel and cost of gas sold
	Natural gas and fuel purchases/sales related to our legacy trading positions	Purchased power, fuel and cost of gas sold	Purchased power, fuel and cost of gas sold
Interest rate swaps and caps	Interest rate risk associated with floating-rate debt	N/A(3)	Interest expense

(1)             The purpose for holding or issuing is not impacted by the accounting method elected for each instrument.

(2)             Includes classification for mark-to-market derivatives and amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges.

(3)             N/A is not applicable.

In addition to market risk, we are exposed to credit and operational risk. We have a risk control framework to manage these risks, which include:  (a) measuring and monitoring these risks, (b) review and approval of new transactions relative to these risks, (c) transaction validation and (d) portfolio valuation and reporting. We use mark-to-market valuation, value-at-risk and other metrics in monitoring and measuring risk. Our risk control framework includes a variety of separate but complementary processes, which involve commercial and senior management and our Board of Directors. See note 2(e) for further discussion of our credit policy.

Earnings Volatility from Derivative Instruments.   We purchase most of the generation capacity necessary to supply our retail energy business in Texas from third parties. Our primary objective is to satisfy the forecasted retail load and maintain adequate capacity reserves to manage operational and market constraints. We routinely hedge our fixed purchase and sale commitments. Some types of transactions may cause us to experience volatility in our earnings due to the revenue receiving accrual treatment while a portion of the related supply is marked to market.

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

Over the past several years, we have substantially decreased derivatives accounted for as cash flow hedges, in favor of utilizing the mark-to-market method of accounting or the normal purchase/normal sale exception for these derivatives. Effective July 1, 2004, we began utilizing the mark-to-market method of accounting for new transactions and transactions in the West region that were previously designated as cash flow hedges. During the third quarter of 2004, for certain new power capacity commitments, we began utilizing the mark-to-market method of accounting to partially offset the potential impact of price volatility on our short positions in natural gas used to convert fixed price power purchases to heat rate supply. Effective September 1, 2005, we began marking to market through earnings a portion of our previously designated cash flow hedge portfolio related to our PJM coal plants for October 2005 through December 2007 due to ineffectiveness. The ineffectiveness resulted from transmission constraints impacting our generating plants, hotter than average weather and higher natural gas prices.

Effective September 1, 2006, we de-designated certain cash flow hedges of coal contracts in our PJM and MISO regions and either began utilizing the mark-to-market method of accounting or elected the normal purchase/normal sale exception. During the fourth quarter of 2006, in connection with the credit-enhanced retail structure, we (a) de-designated cash flow hedges of natural gas futures and swap transactions used to hedge our retail energy business and began utilizing the mark-to-market method of accounting and (b) closed out a majority of our remaining generation hedges in the PJM region.

Set-off of Derivative Assets and Liabilities.   Where derivative instruments are subject to a master netting agreement and the accounting criteria to offset are met, we present our derivative assets and liabilities on a net basis. Derivative assets/liabilities and accounts receivable/payable are presented and set-off separately in our consolidated balance sheets although in most cases contracts permit the set-off of derivative assets/liabilities and accounts receivable/payable with a given counterparty.

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

Our credit exposure is based on our derivative assets and accounts receivable from our wholesale energy and ERCOT power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties. As of December 31, 2006, two non-investment grade counterparties represented 53% ($359 million) of our credit exposure. As of December 31, 2005, two non-investment grade counterparties and one investment grade counterparty represented 56% ($918 million) and 11% ($183 million), respectively, of our credit exposure. As of December 31, 2006 and 2005, we held no collateral from these counterparties. There were no other counterparties representing greater than 10% of our credit exposure. Since December 31, 2005, our credit exposure decreased primarily due to changes in commodity prices and the liquidation of existing transactions.

(f)             Selling, General and Administrative Expenses.

Selling, general and administrative expenses include (a) selling and marketing, (b) bad debt expense and (c) other general and administrative expenses. Other general and administrative expenses include, among other items, (a) financial services, (b) legal costs, (c) regulatory costs and (d) certain benefit costs.

(g)           Severance Costs.

During 2006, 2005 and 2004, we incurred $4 million, $9 million and $31 million, respectively, in severance costs (included in both operation and maintenance and selling, general and administrative expenses), which were substantially paid in each applicable period.

(h)          Property, Plant and Equipment and Depreciation Expense.

We compute depreciation using the straight-line method based on estimated useful lives. Depreciation expense was $303 million, $351 million and $372 million during 2006, 2005 and 2004, respectively.

	Estimated Useful	December 31,
	Lives (Years)	2006	2005
		(in millions)
Electric generation facilities	10 – 35	$6,311	$6,313
Building and building improvements	5 – 15	30	31
Land improvements	20 – 35	238	194
Other	3 – 10	451	445
Land		95	96
Assets under construction		67	34
Total		7,192	7,113
Accumulated depreciation		(1,450)	(1,179)
Property, plant and equipment, net		$5,742	$5,934

We periodically evaluate property, plant and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. We recorded no material property, plant and equipment impairments during 2006, 2005 and 2004.

In the future, we could recognize impairments if our wholesale energy market outlook changes negatively. In addition, our ongoing evaluation of our wholesale energy business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in impairment charges.

(i)             Intangible Assets and Amortization Expense.

Goodwill.   We perform our goodwill impairment test annually on April 1 and when events or changes in circumstances indicate that the carrying value may not be recoverable. During 2004, our annual impairment test date was November 1.

Other Intangibles.   We recognize specifically identifiable intangible assets, including emission allowances, contractual rights, power generation site permits and water rights, when specific rights and contracts are acquired. We have no intangible assets with indefinite lives recorded as of December 31, 2006 and 2005.

(j)              Capitalization of Interest Expense.

During 2006, 2005 and 2004, we capitalized $0, $0 and $46 million of interest expense, respectively.

(k)           Cash and Cash Equivalents.

We record all highly liquid short-term investments with maturities of three months or less as cash equivalents.

(l)              Restricted Cash.

Restricted cash includes cash at certain subsidiaries, the distribution or transfer of which is restricted by financing and other agreements.

(m)       Allowance for Doubtful Accounts.

We accrue an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing counterparty credit ratings, historical collections, accounts receivable agings and other factors. We write-off accounts receivable balances against the allowance for doubtful accounts when we determine a receivable is uncollectible. Write-offs related to refunds for energy sales in California were recorded in revenues (see note 14(a)).

(n)   Inventory.

We value fuel inventories at the lower of average cost or market. We remove these inventories as they are used in the production of electricity. We value materials and supplies at average cost. We remove these inventories when they are used for repairs, maintenance or capital projects.

	December 31,
	2006	2005
	(in millions)
Materials and supplies, including spare parts	$155	$149
Coal	51	63
Natural gas	20	32
Heating oil	49	55
Total inventory	$275	$299

(o)           Environmental Costs.

We expense environmental expenditures related to existing conditions that do not have future economic benefit. We capitalize environmental expenditures for which there is a future economic benefit. We record liabilities for expected future costs, on an undiscounted basis, related to environmental assessments and/or remediation when they are probable and can be reasonably estimated. See note 13(b).

(p)           Asset Retirement Obligations.

Our asset retirement obligations relate to future costs primarily associated with dismantling power plants and ash disposal site closures. Our asset retirement obligations were $21 million as of December 31, 2006 and 2005. As of December 31, 2006, we have $15 million (classified in other long-term assets) on deposit with the state of Pennsylvania to guarantee our obligation related to future closures of ash disposal sites. See note 13(b).

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

(q)           Repair and Maintenance Costs for Power Generation Assets.

We recognize repair and maintenance costs as incurred. Prior to January 2004, we recognized repair and maintenance costs associated with planned major maintenance under the “accrue-in-advance” method for assets acquired prior to December 31, 1999. Effective January 2004, we began expensing these costs as incurred for all of our assets. As a result of this change, we recognized a cumulative effect of an accounting change resulting in an increase in net income of $7 million, net of tax of $3 million, or $0.02 per share.

(r)            Deferred Financing Costs.

We incur costs, which are deferred and amortized over the life of the debt, in connection with obtaining financings. See note 6. Changes in deferred financing costs, classified in other long-term assets are:

	2006		2005	2004
	(in millions)
Beginning of year	$112		$126	$143
Capitalized	17		1	61
Amortized	(16)		(15)	(28)
Accelerated amortization/write-offs	(21	)(1)	—	(50)
End of year	$92		$112	$126

(1)             Of this amount, $5 million was recorded to additional-paid-in capital in connection with converting our debt to equity. See note 6(c).

(s)            New Accounting Pronouncement Not Yet Adopted—Fair Value.

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement is applicable for us beginning in 2008. It applies under other accounting pronouncements that require or permit fair value measurements. The adoption, which we plan to assess during 2007, could have a significant impact on our consolidated financial statements.

(t)             SEC Staff Guidance—Quantifying Financial Statement Misstatements.

The SEC staff issued Staff Accounting Bulletin No. 108, which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. During the fourth quarter of 2006, we adopted this guidance and it had no impact on our consolidated financial statements.

(3)          Related Party Transactions

(a)          Equity Contributions/Distributions.

During 2006, 2005 and 2004, we received/made non-cash contributions (distributions) of $(4) million, $7 million and $(1) million, respectively, from/to CenterPoint in settlement of certain tax matters. See note 11(e).

(b)           Indemnities and Releases.

As part of our separation from CenterPoint, we agreed to indemnify our former parent company for liabilities associated with the business we acquired and relating to our initial public offering. See notes 11(e) and 12(b).

(4)          Intangible Assets

(a)          Goodwill.

The following table shows goodwill by segment and the changes:

	Retail Energy	Wholesale Energy	Total
	(in millions)
As of January 1, 2005	$53	$388	$441
Transfer to discontinued operations(1)	—	(42)	(42)
Other(2)	—	(12)	(12)
As of December 31, 2005	53	334	387
Other	—	(5)	(5)
As of December 31, 2006	$53	$329	$382

(1)             Goodwill related to our Ceredo plant ($4 million) and New York plants ($38 million). See note 21.

(2)             Goodwill related to (a) revisions to the Orion Power Holdings, Inc. (Orion Power Holdings) and its subsidiaries (Orion Power) purchase price allocation for tax matters of $9 million and (b) various asset sales totaling $3 million.

As of December 31, 2006 and 2005, we had $82 million and $72 million, respectively, of goodwill that is deductible for United States income tax purposes in future periods.

Goodwill Impairment Tests.   We performed impairment tests at the following dates:  May 2004, November 2004, January 2005, March 2005, April 2005, August 2005, September 2005 and April 2006 due to either asset sales or our annual impairment tests. No impairments were indicated in these tests.

Estimation of our Wholesale Energy Reporting Unit’s Fair Value.   We estimate the fair value of our wholesale energy reporting unit based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches (income approach, market approach and comparable public company approach), (b) projections about future power generation margins, (c) estimates of our future cost structure, (d) discount rates for our estimated cash flows, (e) selection of peer group companies for the public company approach, (f) required level of working capital, (g) assumed EBITDA multiple for terminal values and (h) time horizon of cash flow forecasts.

Management has determined the fair value of our wholesale energy reporting unit with the assistance of an independent appraiser. In determining the fair value of our wholesale energy reporting unit, we made the following key assumptions: (a) the markets in which we operate will continue to be deregulated; (b) there will be a recovery in electricity margins over time such that companies building new generation facilities can earn a reasonable rate of return on their investment and (c) the economics of future construction of new generation facilities will likely be driven by integrated utilities. As part of our process, we modeled all of our power generation facilities and those of others in the regions in which we operate. Our assumptions for each of our goodwill impairment tests during 2004, 2005 and 2006 were:

Number of years used in internal cash flow analysis	15
EBITDA(1) multiple for terminal values (through August 2005 test and for April 2006 test)	7.5
EBITDA multiple for terminal values (for September 2005 test)(2)	8.0
Risk-adjusted discount rate for our estimated cash flows	9.0%
Approximate average anticipated growth rate for demand in power	2.0%
Long-term after-tax return on investment for new investment	7.5%

(1)             Defined as earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization expenses.

(2)             Increase for September 2005 test primarily due to higher equity valuations for our peer group companies.

(b)           Other Intangibles.

	Remaining
	Weighted	December 31,
	Average	2006		2005
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Amount	Amortization
		(in millions)
SO2 emission allowances(1)(2)	— (1)	$357	$(222)	$371	$(179)
NOx emission allowances(1)(3)	— (1)	339	(170)	344	(147)
Contractual rights(4)	—	4	(4)	4	(3)
Power generation site permits(5)	28	73	(10)	73	(7)
Water rights(5)	28	67	(14)	67	(12)
Other(5)	—	4	—	3	(3)
Total		$844	$(420)	$862	$(351)

(1)             SO2 is sulfur dioxide and NOx is nitrogen oxides. Amortized to amortization expense on a units-of-production basis. As of December 31, 2006, we have recorded (a) SO2 emission allowances through the 2039 vintage year and (b) NOx emission allowances through the 2039 vintage year.

(2)             During 2006, 2005 and 2004, we purchased $22 million, $130 million and $61 million, respectively, of SO2 emission allowances. See note 20 for sales.

(3)             During 2006, 2005 and 2004, we purchased $1 million, $16 million and $64 million, respectively, of NOx emission allowances. See note 20 for sales.

(4)             Amortized to revenues and purchased power, fuel and cost of gas sold, as applicable, based on the estimated realization of the fair value established on the acquisition date over the contractual lives.

(5)             Amortized to amortization expense on a straight-line basis over the estimated lives.

Amortization expense consists of:

	2006	2005	2004
	(in millions)
Other intangibles, excluding contractual rights and obligations(1)(2)	$70	$95	$81
Contractual rights(3)	$(1)	$(1)	$(1)
Contractual obligations(1)(3)	3	9	30
Net	$2	$8	$29

(1)             Contractual obligations are in other long-term liabilities.

(2)             Includes amortization of emission allowances of $65 million, $90 million and $77 million during 2006, 2005 and 2004, respectively.

(3)             Amortized to revenues and purchased power, fuel and cost of gas sold, as applicable, based on the estimated realization of the fair value established on the acquisition date over the contractual lives.

Estimated amortization expense based on our intangibles as of December 31, 2006 for the next five years is (in millions):

2007	$28
2008	11
2009	13
2010	16
2011	16

(5)          Derivatives and Hedging Activities

We use derivative instruments to manage operational or market constraints, to increase return on our generation assets and to execute our retail energy segment’s supply procurement strategy. The instruments used are fixed-price derivative contracts to hedge the variability in future cash flows from forecasted sales of power and purchases of fuel and power. Our objective in entering into these fixed-price derivatives is to fix the price for a portion of these transactions. See note 2(d).

Our derivative portfolio, excluding cash flow hedges, is $594 million (net liability) and $308 million (net liability) as of December 31, 2006 and 2005, respectively. Our cash flow hedges are valued at $298 million (net liability) and $471 million (net liability) as of December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, the maximum length of time we are hedging our exposure to the variability in future cash flows that may result from changes in commodity prices was six years and seven years, respectively.

Amounts included in accumulated other comprehensive loss:

	December 31, 2006
	At the End of the Period	Expected to be Reclassified into Results of Operations in Next 12 Months
	(in millions)
Designated cash flow hedges	$(80)	$(11	)(1)
De-designated cash flow hedges	(92)	(77)
	$(172)	$(88)

(1)             The actual amount reclassified into our results of operations will vary from the amounts recorded as of December 31, 2006, due to future changes in market prices.

Although we discontinued our proprietary trading business in March 2003, we have legacy positions, which will be closed as economically feasible or in accordance with their terms. The impacts associated with these transactions are (income (loss)):

	2006	2005	2004
	(in millions)
Revenues	$1	$(15)	$—
Purchased power, fuel and cost of gas sold	26	(30)	4
Total	$27	$(45)	$4

The income (loss) of our energy and interest rate derivative instruments is:

	2006	2005	2004
	(in millions)
Energy derivatives:
Hedge ineffectiveness gains (losses)	$(69)	$71	$(17)
Other net unrealized losses	(162)	(263)	(207)
Interest rate derivatives:
Other net unrealized losses	(11)	(16)	(24)
Total(1)(2)	$(242)	$(208)	$(248)

(1)             No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(2)             Includes $3 million loss, $0 and $16 million gain for 2006, 2005 and 2004, respectively, recognized in our results of continuing operations as a result of the discontinuance of cash flow hedges for forecasted transactions that we determined were probable of not occurring.

For a discussion of our interest rate derivatives, see note 6(e).

During the second quarter of 2006, we refined our methodology for estimating fair value of derivative instruments cleared and settled through brokers by modifying our discounting assumptions to be consistent with discounting assumptions used in estimating fair value of exchange-traded futures contracts. This change in accounting estimate had an impact during 2006 as follows (income (loss)):

	2006
	Income/Loss from Continuing Operations before Income Taxes		Net Loss
	(in millions)
Cash flow hedges(1)	$—		$—
Mark-to-market derivatives	(32	)(2)	(20)
Total	$(32)		$(20	)(3)

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

(3)             This represents a $0.07 impact on loss per share for 2006.

(6)          Debt

(a)          Overview.

Our outstanding debt:

	December 31,
	2006			2005
	Weighted Average Stated Interest Rate(1)	Long-term	Current	Weighted Average Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Facilities, Bonds and Notes:
Reliant Energy:
Senior secured revolver due 2009	9.63%	$—	$—	8.40%	$383	$—
Senior secured term loans (B) due 2010	7.73	397	3	—	—	—
Senior secured term loans (B1)(2)	—	—	—	6.09	240	313
Senior secured term loans (B2)	—	—	—	6.91	296	3
Senior secured notes due 2010	9.25	550	—	9.25	550	—
Senior secured notes due 2013	9.50	550	—	9.50	550	—
Senior secured notes due 2014	6.75	750	—	6.75	750	—
Convertible senior subordinated notes due 2010 (unsecured)	5.00	2	—	5.00	275	—
Subsidiary Obligations:
Orion Power Holdings senior notes due 2010 (unsecured)	12.00	400	—	12.00	400	—
Reliant Energy Seward, LLC PEDFA(3) fixed-rate bonds due 2036	6.75	500	—	6.75	500	—
Reliant Energy Channelview, L.P.:
Term loans and revolving working capital facility:
Floating rate debt due 2006 to 2024	6.95	—	267	6.04	259	14
Fixed rate debt due 2014 to 2024	9.55	—	75	9.55	75	—
Reliant Energy Power Supply, LLC working capital facility due 2012	5.80	—	—	—	—	—
RE Retail Receivables, LLC facility	—	—	—	4.71	—	450
Total facilities, bonds and notes		3,149	345		4,278	780
Other:
Adjustment to fair value of debt(4)		29	10		39	9
Total other debt		29	10		39	9
Total debt		$3,178	$355		$4,317	$789

(1)             The weighted average stated interest rates are as of December 31, 2006 or 2005.

(2)             As of December 31, 2005, we classified $638 million as discontinued operations. See note 21.

(3)             PEDFA is the Pennsylvania Economic Development Financing Authority.

(4)             Debt acquired in the Orion Power acquisition was adjusted to fair market value as of the acquisition date. Included in interest expense is amortization of $9 million for valuation adjustments for debt for 2006, 2005 and 2004.

Amounts borrowed and available for borrowing under our revolving credit agreements as of December 31, 2006 are:

	Total Committed Credit	Drawn Amount	Letters of Credit	Unused Amount
	(in millions)
Reliant Energy senior secured revolver due 2009	$700	$—	$109	$591
Letter of credit facility due 2010	300	—	252	48
Retail working capital facility due 2012	300	—	—	300
Reliant Energy Channelview, LP revolving working capital facility due 2007(1)	14	7	—	7
	$1,314	$7	$361	$946

(1)             See note (c) below.

Debt maturities as of December 31, 2006 are:

	Reliant Energy	Reliant Energy Consolidated
	(in millions)
2007	$3	$345	(1)
2008	4	4
2009	4	4
2010	941	1,341
2011	—	—
2012 and thereafter	1,300	1,800
	$2,252	$3,494

(1)             Includes Channelview debt of $342 million, of which $320 million is not currently scheduled to mature in 2007. See note (c) below.

(b)           Financing Activity.

2006 Financing Activity.   In connection with the credit-enhanced retail structure (see note 7), we completed a refinancing in December 2006, the components of which included:

•       Amendment and downsize of:

•       $1.7 billion to $700 million senior secured revolver, and

•       $530 million to $400 million senior secured term loans;

•       Issuance of:

•       $300 million letter of credit facility, and

•       $300 million retail working capital facility; and

•       Repayment of $450 million retail receivables facility.

We also amended our senior secured revolver and term loans, senior secured notes and the guarantee of our PEDFA bonds to allow us to grant liens to Merrill Lynch & Co., Inc. and affiliates (Merrill Lynch) in connection with the credit-enhanced retail structure and the retail working capital facility.

2004 Financing Activity.   In December 2004, we completed a $4.25 billion refinancing, the components of which included:

•       Amendment and downsize of:

•       $2.1 billion to $1.7 billion senior secured revolver, and

•       $1.7 billion to $1.3 billion senior secured term loans; and

•       Issuance of:

•       $750 million senior secured notes, and

•       $100 million fixed rate PEDFA bonds (in addition to $400 million floating-rate PEDFA bonds which were converted to fixed rate); and

•       Repayment of $255 million of Orion Power MidWest, L.P. (Orion MidWest) debt and associated interest rate swap agreements.

REMA Term Loans.   Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA LLC) and its subsidiaries (REMA) have sale-leaseback agreements with respect to three of their generating facilities. During 2005, term loans (which provided required credit support) were paid in full and replaced with letters of credit. See note 12(a).

(c)            Credit Facilities and Debt.

Senior Secured Term Loans, Letter of Credit Facility and Senior Secured Revolver (the December 2006 credit facilities).   Our term loan B and revolving credit facility currently bear interest at London Inter Bank Offering Rate (LIBOR) plus 2.375% or a base rate plus 1.375%. Our revolving credit facility and letter of credit facility provide for the issuance of up to $700 million and $300 million of letters of credit, respectively. Beginning April 1, 2007, we must make quarterly principal payments on the term loan B of $1 million.

The December 2006 credit facilities restrict our ability to, among other actions, (a) encumber our assets, (b) enter into business combinations or divest our assets, (c) incur additional debt or engage in sale and leaseback transactions, (d) pay dividends or pay subordinated debt, (e) make investments or acquisitions, (f) enter into transactions with affiliates, (g) make capital expenditures, (h) materially change our business, (i) amend our debt agreements, (j) repurchase our capital stock, (k) engage in certain types of trading activities or (l) utilize proceeds from asset sales and equity issuances. In addition, we are required to achieve specified levels for the ratios of (a) adjusted net debt to adjusted net earnings (loss) before interest expense, interest income, income taxes, depreciation, amortization and certain lease expenses (EBITDAR) (consolidated leverage ratio) and (b) adjusted consolidated EBITDAR to adjusted interest expense (consolidated interest coverage ratio).

If certain credit ratings or consolidated leverage ratios are met in the future, interest rates will decline to LIBOR plus 2.125% or base rate plus 1.125%.

The December 2006 credit facilities are (a) guaranteed by certain subsidiaries and (b) secured by the assets and stock of those subsidiaries, as well as the stock of RERH Holdings, LLC, REMA LLC and Orion Power Holdings. See note 16.

Senior Secured Notes.   With limited exceptions, the collateral that secures the December 2006 credit facilities also secures the senior secured notes. If certain credit ratios are achieved for two consecutive quarters and the December 2006 credit facilities become unsecured, the senior secured notes will become unsecured. The senior secured notes have covenants similar to those in our December 2006 credit facilities. Certain of those covenants will be suspended in the event we achieve investment grade credit ratings.

Convertible Senior Subordinated Notes.   On December 21, 2006, we completed an exchange offer for our 5.00% convertible senior subordinated notes. Approximately 99.2% of the holders accepted the offer, resulting in $2 million outstanding as of December 31, 2006. We (a) issued an aggregate of 28.6 million shares of our common stock (104.8108 shares per $1,000 principal) and paid an aggregate cash premium of $41 million ($150 per $1,000 principal) to the holders who validly exchanged their notes and (b) recognized a charge of $37 million for the debt conversion expense during 2006. This represented a non-cash conversion of debt to equity of $273 million.

Orion Power Holdings Senior Notes.   These notes were recorded at a fair value of $479 million upon the acquisition of Orion Power. The $79 million premium is being amortized to interest expense over the life of the notes. The senior notes are senior unsecured obligations of Orion Power Holdings, are not guaranteed by any of Orion Power Holdings’ subsidiaries and are non-recourse to Reliant Energy. The senior notes have covenants that restrict the ability of Orion Power Holdings and its subsidiaries to, among other actions, (a) pay dividends or pay subordinated debt, (b) incur indebtedness or issue preferred stock, (c) make investments, (d) divest assets, (e) encumber its assets, (f) enter into transactions with affiliates, (g) engage in unrelated businesses and (h) engage in sale and leaseback transactions. As of December 31, 2006, conditions under these covenants were not met that allow the payment of dividends. As of December 31, 2006, the adjusted net assets of Orion Power that are restricted to Reliant Energy are $1.3 billion.

Reliant Energy Seward, LLC PEDFA Bonds.   Reliant Energy Seward, LLC (Seward) partially financed the construction of its power plant with proceeds from the issuance of tax-exempt revenue bonds by PEDFA. These bonds are guaranteed by Reliant Energy and the guarantee is secured by the same collateral as and has covenants similar to our senior secured notes.

Reliant Energy Channelview, L.P.   Reliant Energy Channelview, L.P. (Channelview) entered into a credit agreement that financed the construction of a power plant. The credit agreement consisted of (a) $369 million in term loans and (b) $14 million revolving working capital facility that matures in August 2007.

With the exception of a fixed-rate tranche ($75 million), the loans bear a floating interest rate based either on LIBOR or base rates plus a margin that increases over time. The facility is secured by substantially all of the assets of Channelview and is non-recourse to Reliant Energy. The facility prohibits Channelview from taking certain actions, including paying dividends or paying subordinated debt unless, among other things, it maintains specified debt service coverage ratios and debt service account balances. As of December 31, 2006, the conditions under these covenants were not met, and we do not expect Channelview to satisfy these conditions in 2007.

We are considering various strategic alternatives with respect to our interest in Channelview, including a transfer of ownership to the lenders, selling our equity interests to a third party or placing Channelview in bankruptcy. There can be no assurances regarding the outcome of this process. As of December 31, 2006, Channelview’s net property, plant and equipment is $368 million and its debt is $342 million. As of December 31, 2006, our net investment in the Channelview companies, before considering any income tax impacts, is approximately $70 million. In addition, as Channelview may be in default during 2007, we have classified the Channelview debt as a current liability as of December 31, 2006.

Retail Working Capital Facility.   In connection with the credit-enhanced retail structure, on December 1, 2006, we entered into a $300 million working capital facility agreement with Merrill Lynch. Loans bear interest at LIBOR plus 0.45% or a base rate. Borrowings under this facility will mature on the 90th day after the termination of the credit sleeve and reimbursement agreement with Merrill Lynch. The working capital facility includes a $150 million minimum adjusted EBITDA requirement for RERH Holdings, LLC and its subsidiaries (RERH Holdings) for each trailing four-quarter period. The covenants under the credit sleeve and reimbursement agreement with Merrill Lynch also apply to the working capital facility. See note 7 for discussion on security for the retail working capital facility. The obligations of RERH Holdings are non-recourse to Reliant Energy.

(d)           Warrants.

In March 2003, we issued 7.8 million common stock warrants with an exercise price of $5.09 per share in connection with a credit facility. As of December 31, 2006 and 2005, 6,920,122 and 7,448,332 warrants, respectively, were outstanding and expire in August 2008. We recorded the fair value of the warrants ($15 million) as a discount to debt and an increase to additional paid-in capital. We amortize the debt discount to interest expense over the life of the related debt (through 2009). During 2006, 2005 and 2004, we amortized $0, $0 and $7 million, respectively, to interest expense.

(e)            Interest Rate Derivative Instruments.

Historically, we have used interest rate swaps and caps to hedge a portion of the floating interest rate risk associated with our floating rate long-term debt. Some swaps used to hedge our exposure were designated as cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in accumulated other comprehensive loss. The interest rate derivatives not designated as cash flow hedges were marked to market. We reclassify gains and losses on the designated hedges from accumulated other comprehensive loss into interest expense during the periods in which the interest payments being hedged occurred. See notes 2(d) and 5 for information regarding our derivatives.

Expirations.   As of December 31, 2005, the LIBOR interest rate caps associated with Reliant Energy’s credit facilities and the interest rate swaps related to the Channelview credit facilities expired. During 2005 and 2004, we recorded $9 million and $21 million, respectively, in interest expense related to these instruments.

Terminations.   In 2002, we liquidated forward-starting interest rate swaps having a notional value of $1.0 billion. As of December 31, 2006 and 2005, we have $4 million and $11 million, respectively, of deferred losses in accumulated other comprehensive loss related to these interest rate swaps. We are amortizing these losses into interest expense through 2012 for the forward-starting interest rate swaps.  As of December 31, 2006, $3 million of accumulated other comprehensive loss is expected to be reclassified into interest expense during the next 12 months.

(7)          Credit-Enhanced Retail Structure

The credit sleeve and reimbursement agreement (the agreement) and a working capital facility agreement, providing for revolving credit loans, each with Merrill Lynch became effective on December 1, 2006, which substantially eliminated collateral postings for our Texas retail energy business.

Under the agreement, Merrill Lynch provides guarantees and the posting of collateral to our counterparties in supply transactions for our Texas retail energy business. Cash flow activity in connection with these contracts and related collateral is classified as operating cash flow. We recorded an unrealized loss on energy derivatives of $18 million due to the differences in quantity between our contracts with Merrill Lynch and its contracts with the exchange relating to existing financially settled supply contracts.

We paid Merrill Lynch a one-time structuring fee of $13 million, which was expensed as general and administrative costs. We also pay a fee to Merrill Lynch of $0.40 for each megawatt hour (MWh) of power that we deliver to our Texas retail customers. This fee is classified as interest expense. We are obligated to reimburse Merrill Lynch to the extent that any guarantees are called upon or any collateral posted by Merrill Lynch is foreclosed upon.

The initial term of the agreement is five years. We are permitted to terminate at any time, subject to a make-whole payment during the first two years of the agreement. Merrill Lynch does not have an early termination option. The agreement (a) restricts the ability of RERH Holdings to, among other actions, (i) encumber its assets, (ii) sell certain assets, (iii) incur additional debt, (iv) pay dividends or pay subordinated debt, (v) make investments or acquisitions or (vi) enter into transactions with affiliates and (b) requires us to manage our risks related to commodity prices.

In connection with the agreement, we implemented a structure so that the entities comprising our Texas retail energy business became subsidiaries of RERH Holdings, LLC. Our obligations under the agreement with Merrill Lynch and the retail working capital facility are secured by first liens on the assets of RERH Holdings. RERH Holdings, as well as our subsidiaries Reliant Energy Trademark Trust and Reliant Energy IT Trust that provide trademark assets and information technology services to our retail energy business, are designed to maintain the separate nature of their assets, avoid consolidation of such assets with the bankruptcy estate of Reliant Energy in the event Reliant Energy ever becomes subject to such a proceeding, and ensure that such assets are available first and foremost to satisfy their creditors’ claims. The obligations of RERH Holdings under the agreement and the retail working capital facility are non-recourse to Reliant Energy. See note 6 for discussion of the retail working capital facility.

(8)          Stockholders’ Equity

The following describes our capital stock activity:

	Common Stock	Treasury Stock
	(shares in thousands)
As of January 1, 2004	294,592	5,212
Issued to benefit plans	5,084	(5,084)
Issued for warrants	8	—
As of December 31, 2004	299,684	128
Issued to benefit plans	4,877	(128)
Issued for warrants	339	—
As of December 31, 2005	304,900	—
Issued to benefit plans	3,732	—
Issued for warrants	390	—
Issued for converted debt	28,601	—
As of December 31, 2006	337,623	—

(9)          Earnings Per Share

For 2006, 2005 and 2004, basic and diluted weighted average shares outstanding are 307,705,000; 302,409,000 and 297,527,000, respectively.

We excluded the following items from diluted loss per common share due to the anti-dilutive effect:

	2006		2005		2004
	(shares in thousands, dollars in millions)
Shares excluded from the calculation of diluted loss per share	35,951	(1)(2)	36,538	(1)	35,869	(1)
Shares excluded from the calculation of diluted loss per share because the exercise price exceeded the average market price	2,536	(3)	4,471	(3)	8,934	(3)
Interest expense (after-tax) that would be added to income if 5.00% convertible senior subordinated notes were dilutive	$9	(2)	$9		$9

(1)             Potential shares excluded may consist of convertible senior subordinated notes, warrants, stock options, restricted stock, performance-based shares and/or shares related to the employee stock purchase plan.

(2)             On December 21, 2006, we converted 99.2% of our convertible senior subordinated notes to common stock. See note 6.

(3)             Relates to stock options.

(10)   Stock-Based Incentive Plans and Benefit Plans

(a)          Stock-Based Incentive Plans.

Overview of Plans.   The Compensation Committee of the Board of Directors administers our stock-based incentive plans. The Reliant Energy, Inc. 2002 Long-Term Incentive Plan and the Reliant Energy, Inc. 2002 Stock Plan permit us to grant various stock-based incentive awards to officers, key employees and directors. Awards may include stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, cash awards and stock awards.

As of December 31, 2006, 36 million shares are authorized for issuance under our stock-based incentive plans. No more than 25% of these shares can be granted as stock-based awards other than options. We generally issue new shares when stock options are exercised and for other equity-based awards.

Summary.   Prior to January 1, 2006, we applied the intrinsic value method of accounting for employee stock-based incentive plans (APB No. 25). Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (using the modified prospective method). SFAS No. 123R requires compensation costs related to share-based transactions to be recognized in the financial statements based on estimated fair values at the grant dates. Our financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123R; however, our financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of the new standard. Our compensation expense for our stock-based incentive plans was:

	2006	2005	2004
	(in millions)
Stock-based incentive plans compensation expense (pre-tax)	$30	$8	$32
Income tax impact	(9)	(3)	(11)
After-tax expense	$21	$5	$21

We did not capitalize any stock-based compensation costs as an asset during 2006, 2005 and 2004.

We recorded a cumulative effect of an accounting change of $2 million ($1 million, net of tax) during the first quarter of 2006 for the estimated future forfeitures for the unvested awards outstanding as of January 1, 2006.

During the fourth quarter of 2006, we adopted the alternative transition method to calculate excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption. This resulted in zero excess tax benefits.

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

(1)             No awards were granted during 2006.

(2)             Restricted stock and restricted stock units are referred to as “restricted stock.”

(3)             These are liability-classified awards under SFAS No. 123R.

Time-Based Stock Options.   We grant time-based stock options to officers, key employees and directors at an exercise price equal to the market value of our common stock on the grant date. Generally, options vest 33.33% per year for three years and have a term of 10 years. Beginning January 1, 2006, compensation expense is measured at fair value on the grant date, net of estimated forfeitures, and expensed on a straight-line basis over the requisite service period for the entire award.

Summarized time-based option activity is:

	2006
	Options		Weighted Average Exercise Price
Beginning of period	11,646,667		$15.21
Granted	—		—
Exercised	(1,982,128	)(1)	8.28
Forfeited	(20,638)		3.51
Expired	(1,779,549)		28.48
End of period	7,864,352		13.98
Weighted average grant date fair value	N/A

(1)             Received proceeds of $16 million. Intrinsic value was $8 million on the exercise date. No tax benefits were realized in 2006 due to our net operating loss carryforwards.

	2005		2004
	(in millions, except per unit amounts)
Weighted average grant date fair value of the time-based options granted	$7.18		$6.05
Proceeds from exercise of time-based options	$29		$17
Intrinsic value of exercised time-based options	$17		$10
Tax benefits realized	—	(1)	—	(1)

(1)             None realized due to our net operating loss carryforwards.

For time-based options outstanding as of December 31, 2006:

	Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
					(in millions)
Outstanding	7,864,352	(1)(2)	$13.98	4.5	$37
Exercisable	7,834,346		13.99	4.5	37

(1)             We estimate that none of these will be forfeited.

(2)             As of December 31, 2006, the total compensation cost related to nonvested time-based stock options not yet recognized and the weighted-average period over which it is expected to be recognized is $0.1 million and one year, respectively.

Time-Based Restricted Stock Awards.   We grant time-based restricted stock awards to officers, key employees and directors. In general, these awards vest, subject to the participant’s continued employment, three years from the grant date. Beginning January 1, 2006, compensation expense is measured at fair value on the grant date, net of estimated forfeitures, and expensed on a straight-line basis over the requisite service period.

Summarized restricted stock award activity is:

	2006
	Shares		Weighted Average Grant Date Fair Value
Beginning of period	1,855,583		$6.96
Granted	355,995		11.64
Vested	(1,005,912	)(1)	5.12
Forfeited	(110,197)		9.22
End of period	1,095,469	(2)	9.95
December 31, 2006 total compensation cost related to nonvested time-based restricted stock awards not yet recognized	$4 million
Weighted average period over which the nonvested time-based restricted stock is expected to be recognized	2 years

(1)             Based on the market price of our common stock on the vesting date, $11 million in fair value vested.

(2)             We estimate that 121,410 of these will be forfeited.

	2005	2004
	(in millions, except per unit amounts)
Fair value of time-based restricted stock that vested based on market price of our common stock on the vesting date	$9	$9
Weighted-average grant date fair value of time-based restricted stock granted	$12.65	$8.20

Time-Based Cash Awards.   We grant time-based cash awards (cash units with each cash unit having an equivalent fair market value of one share of our common stock on the vesting date) to officers and key employees. In general, these awards vest, subject to the participant’s continued employment, three years from the grant date. Compensation expense is measured at fair value on each financial reporting measurement date, net of estimated forfeitures, and expensed on a straight-line basis over the requisite service period. As of December 31, 2006, we had a $7 million liability recorded for these awards.

During 2006, 2005 and 2004, no time-based cash awards vested and we did not pay cash for any stock-based liabilities. As of December 31, 2006, the total compensation cost related to nonvested time-based cash awards not yet recognized is $4 million and the weighted-average period over which it is expected to be recognized is two years.

Performance-Based Awards.   We grant performance-based awards to officers and key employees. The number of performance-based awards earned is determined at the end of each performance period. All of the outstanding performance-based awards as of December 31, 2006 are for the 2004-2006 performance period, which was the requisite service period. Beginning January 1, 2006, compensation expense is measured at fair value, net of estimated forfeitures, at each reporting measurement date preceding the grant date for accounting purposes. We have broadly interpreted the criteria for determining if the service inception date precedes the grant date for our performance-based awards under SFAS No. 123R. As of December 31, 2006, we had a $15 million liability recorded for these awards.

The Compensation Committee granted the 2004-2006 performance-based awards through the Key Employee Award Program (the Key Employee Program) established under the Reliant Energy, Inc. 2002 Long-Term Incentive Plan. Under the Key Employee Program, each performance-based award represented a targeted award of (a) 16,000 shares of performance-based stock, (b) 68,000 performance-based stock options and (c) 16,000 cash units with each cash unit having an equivalent fair market value of one share of our common stock on the vesting date. The three-year performance period ended on December 31, 2006. On January 26, 2007, the Compensation Committee determined the payout percentage was 80%.

Summarized performance-based stock award activity of the Key Employee Program based on the 80% achievement is:

	2006
	Shares		Reporting Measurement Date Fair Value
Beginning of period	1,825,600	(1)
Granted	—
Vested	—
Forfeited	(67,200	)(1)
Performance factor adjustment	(753,600)
End of period	1,004,800	(2)	$14.48

(1)             These amounts were based on a maximum payout of 140%.

(2)             These awards were determined on January 26, 2007 and 745,605 shares were issued, net of shares withheld for income taxes.

Summarized performance-based option activity of the Key Employee Program based on the 80% achievement is:

	2006
	Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Beginning of period	7,758,800	(1)	$8.35
Granted	—		—
Exercised	—		—
Forfeited	(285,600	)(1)	8.14
Expired	—		—
Performance factor adjustment	(3,202,800)		8.36
End of period	4,270,400	(2)(3)	8.36	7
Exercisable at end of period	—		—	—
Weighted average grant date fair value	N/A

(1)             These amounts were based on a maximum payout of 140%.

(2)             These options were determined on January 26, 2007.

(3)             The aggregate intrinsic value is $25 million.

	2005	2004
Weighted-average grant date fair value of performance-based stock awards granted	$12.63	$8.15
Weighted-average grant date fair value of performance-based stock options granted	$5.54	$5.00
Performance-based options exercised	—	—

Our option awards under the Key Employee Program are based on the following weighted average assumptions and resulting fair values:

2006
Expected term in years(1)	3
Estimated volatility(2)	31.21%
Risk-free interest rate	4.9%
Dividend yield	0%
Weighted-average fair value	$7.52

(1)             The expected term is based on a projection of exercise behavior considering the contractual terms and the participants of the option awards.

(2)             We estimated volatility based on historical and implied volatility of our common stock.

	2006	2005	2004
	(dollars in millions)
Fair value of performance-based awards that vested based on the market price of our common stock on the vesting date	N/A	$1	$2
December 31, 2006 total compensation cost related to nonvested performance-based awards not yet recognized	$—	N/A	N/A

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

The estimated fair value of the discounted share price element in our ESPP is based on the following weighted average assumptions:

	2006	2005(1)	2004(1)
Expected term in years	0.5	0.5	0.5
Estimated volatility(2)	42.96%	32.97%	41.18%
Risk-free interest rate	4.74%	2.94%	1.21%
Dividend yield	0%	0%	0%
Weighted-average fair value	$3.02	$3.25	$2.29

(1)             Because we applied APB No. 25 during 2005 and 2004, this was only used for pro-forma data.

(2)             We estimated volatility based on the historical volatility of our common stock.

During 2006, 2005 and 2004, we issued 859,549 shares, 838,120 shares and 1,580,295 shares, respectively, under the ESPP and received $8 million, $8 million and $9 million, respectively, from the sale of shares to employees. Approximately 10.7 million reserved unissued shares were available under the ESPP as of December 31, 2006.

Pro-forma Data for 2005 and 2004.   If employee stock-based compensation costs had been expensed based on the fair value (determined using the Black-Scholes model and market price of our common stock) method of accounting applied to all stock-based awards, our pro forma results would be:

	2005	2004
	(in millions, except per-share amounts)
Net loss, as reported	$(331)	$(29)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5	21
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17)	(26)
Pro forma net loss	$(343)	$(34)
Loss per share:
Basic and diluted, as reported	$(1.09)	$(0.10)
Basic and diluted, pro forma	$(1.13)	$(0.12)

We used the Black-Scholes option-pricing model with the following weighted average assumptions and resulting fair values:

	Options
	2005	2004
Expected term in years	5	5
Estimated volatility(1)	45.75%	72.85%
Risk-free interest rate	4.18%	3.01%
Dividend yield	0%	0%
Weighted-average fair value	$5.72	$5.00

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

Other.   We did not use cash to settle equity instruments granted under stock-based compensation plans during 2006, 2005 or 2004. During 2006, 2005 and 2004, there were no significant modifications to our outstanding stock-based awards.

(b)           Pension and Postretirement Benefits.

Benefit Plans.   We sponsor multiple defined benefit pension plans. We provide subsidized postretirement benefits to some bargaining employees but generally do not provide them to non-bargaining employees.

Effective December 31, 2006, we adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This statement requires recognition of the funded status of plans, measured as of year end. We already use the required measurement date. The adoption did not have a material effect on any individual line item of our consolidated balance sheet as of December 31, 2006. As of December 31, 2006, $0 and $1 million of net gain/loss and net prior service costs, respectively, in accumulated other comprehensive loss are expected to be recognized in net periodic benefit cost during the next 12 months. However, the actual amounts reclassified into earnings will vary from the amounts recorded as of December 31, 2006 due to future changes in market conditions.

We use a December 31 measurement date for our plans. Our benefit obligations and funded status are:

	Pension		Postretirement Benefits
	2006	2005	2006	2005
	(in millions)
Change in Benefit Obligation
Beginning of year	$82	$65	$67	$72
Service cost	6	6	2	2
Interest cost	5	4	4	4
Benefits paid	(2)	(2)	—	(1)
Actuarial (gain) loss	(1)	9	—	(10)
End of year	$90	$82	$73	$67
Change in Plan Assets
Beginning of year	$50	$39	$—	$—
Employer contributions	4	11	—	1
Benefits paid	(2)	(2)	—	(1)
Actual investment return	7	2	—	—
End of year	$59	$50	$—	$—
Reconciliation of Funded Status
Funded status	$(31)	$(32)	$(73)	$(67)
Unrecognized prior service cost	—	8	—	4
Unrecognized actuarial loss	—	14	—	6
Net amount recognized	$(31)	$(10)	$(73)	$(57)

Amounts recognized in the consolidated balance sheets are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2006	2005	2006	2005
	(in millions)
Current liabilities	$—	$—	$(1)	$—
Noncurrent liabilities	(31)	(16)	(72)	(57)
Intangible asset	—	6	—	—
Net amount recognized	$(31)	$(10)	$(73)	$(57)

The accumulated benefit obligation for all pension plans was $81 million and $73 million as of December 31, 2006 and 2005, respectively. All pension plans have accumulated benefit obligations in excess of plan assets.

Net benefit costs are:

	Pension			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(in millions)
Service cost	$6	$6	$6	$2	$2	$2
Interest cost	5	4	3	4	4	4
Expected return on plan assets	(4)	(3)	(2)	—	—	—
Curtailments and benefits enhancement	—	—	—	—	—	(2)
Net amortization	1	1	1	—	2	2
Net benefit cost	$8	$8	$8	$6	$8	$6

Assumptions.   The significant weighted average assumptions used to determine the benefit obligations are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2006	2005	2006	2005
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of increase in compensation levels	3.0%	3.0%	3.0%	3.0%

The significant weighted average assumptions used to determine the net benefit costs are:

	Pension			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Rate of increase in compensation levels	3.0%	3.0%	4.5%	3.0%	3.0%	4.5%
Expected long-term rate of return on assets	7.5%	7.5%	7.5%	N/A	N/A	N/A

As of December 31, 2006 and 2005, we developed our expected long-term rate of return on pension plan assets based on third party models. These models consider expected inflation, current dividend yields, expected corporate earnings growth and risk premiums based on the expected volatility of each asset category. We weight the expected long-term rates of return for each asset category to determine our overall expected long-term rate of return on pension plan assets. In addition, we review peer data and historical returns.

Our assumed health care cost trend rates used to measure the expected cost of benefits covered by our postretirement plans are:

	2006	2005	2004
Health care cost trend rate assumed for next year	9.0%	9.0%	9.75%
Rate to which the cost trend rate is assumed to gradually decline	5.5%	5.5%	5.5%
Year that the rate reaches the rate to which it is assumed to decline	2015	2011	2011

Assumed health care cost trend rates can have a significant effect on the amounts reported for our health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2006:

	One-Percentage Point
	Increase	Decrease
	(in millions)
Effect on service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligation	10	(9)

Plan Assets.   Our pension weighted average asset allocations and target allocation by asset category are:

	Percentage of Plan Assets as of December 31,		Target Allocation
	2006	2005	2007
Domestic equity securities	50%	50%	50%
International equity securities	11	11	10
Global equity securities	11	10	10
Debt securities	28	29	30
Total	100%	100%	100%

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

Cash Obligations.   We expect pension cash contributions to approximate $5 million during 2007. Expected benefit payments for the next ten years, which reflect future service as appropriate, are:

	Pension	Postretirement Benefits
	(in millions)
2007	$1	$1
2008	2	2
2009	2	3
2010	3	3
2011	4	4
2012-2016	31	30

(c)            Savings Plan.

We have employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the plans, participating employees may contribute a portion of their compensation generally up to a maximum of 50% in total for pre-tax and/or Roth 401(k) plus 16% after-tax during 2006, 50% pre-tax and 16% after-tax during 2005 and 16% pre-tax or after-tax during 2004, with the exception of the Orion Power Holdings savings plan under which contributions are generally up to a maximum of 18% of compensation. Bargaining employees contribute based on their respective agreements. Our savings plans benefit expense, including the matching contributions of generally up to 6% and discretionary contributions, was $19 million, $19 million and $23 million during 2006, 2005 and 2004, respectively.

We sponsor non-qualified deferred compensation plans for key and highly compensated employees. Our obligations under these plans were $39 million and $37 million and related rabbi trust investments were $28 million and $27 million as of December 31, 2006 and 2005, respectively.

(d)           Other Employee Matters.

As of December 31, 2006, approximately 32% of our employees are subject to collective bargaining arrangements. Approximately 20% of our employees are subject to collective bargaining arrangements that will expire in 2007.

(11)   Income Taxes

(a)          Summary.

Our income tax expense (benefit) is:

	2006	2005	2004
	(in millions)
Current:
Federal	$—	$7	$(5)
State	30	19	(2)
Total current	30	26	(7)
Deferred:
Federal	(19)	(305)	(149)
State	(133)	26	40
Total deferred	(152)	(279)	(109)
Income tax benefit from continuing operations	$(122)	$(253)	$(116)
Income tax benefit from discontinued operations	$(5)	$(68)	$(19)

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	2006		2005	2004
	(in millions)
Loss from continuing operations before income taxes	$(449)		$(694)	$(392)
Federal statutory rate	35%		35%	35%
Income tax benefit at statutory rate	(157)		(243)	(137)
Net addition (reduction) in taxes resulting from:
Federal tax reserves	12		1	(12)
Federal valuation allowance	68	(1)	—	—
State income taxes, net of federal income taxes	(55	)(2)	29	25
Capital loss valuation allowances	—		(82)	—
Debt conversion expense	13		—	—
Changes in estimates of deferred tax assets and liabilities	—		29	—
Other, net	(3)		13	8
Total	35		(10)	21
Income tax benefit from continuing operations	$(122)		$(253)	$(116)
Effective rate	27%		36%	29%

(1)             Of this amount, $18 million relates to the reduction of net deferred tax assets.

(2)             Of this amount, $40 million relates to Pennsylvania state law changes, which effectively decreased all limitations to use net operating losses in that state.

	December 31,
	2006	2005
	(in millions)
Deferred tax assets:
Current:
Derivative liabilities, net	$275	$211
Capital loss carryforwards	—	86
Western states settlement	13	51
Allowance for doubtful accounts and credit provisions	13	11
Employee benefits	4	4
Federal valuation allowance	(10)	—
State valuation allowances	(15)	—
Other	4	4
Total current deferred tax assets	284	367
Non-current:
Employee benefits	73	51
Net operating loss carryforwards	620	489
Capital loss carryforwards	—	40
State tax credit carryforwards	—	17
Environmental reserves	11	12
Derivative liabilities, net	92	106
Other	44	19
Federal valuation allowance	(50)	—
State valuation allowances	(70)	(95)
Other valuation allowances	(18)	(21)
Total non-current deferred tax assets	702	618
Total deferred tax assets	$986	$985
Deferred tax liabilities:
Current:
Other	$9	$—
Total current deferred tax liabilities	9	—
Non-current:
Depreciation and amortization	622	649
Other	6	6
Total non-current deferred tax liabilities	628	655
Total deferred tax liabilities	$637	$655
Accumulated deferred income taxes, net	$349	$330

(b)           Tax Attribute Carryovers.

	December 31, 2006	Statutory Carryforward Period	Expiration Year(s)
	(in millions)	(in years)
Net Operating Loss Carryforwards:
Federal	$1,294	20	2022 through 2026
State	3,231	5 to 20	2007 through 2026
Foreign	54	7 to 20	2008 through 2014
Charitable Contribution Carryforwards	4	5	2009 through 2011
State Tax Credit Carryforwards	1	10	2016

(c)            Agreement with CenterPoint.

We ceased being a member of the CenterPoint consolidated tax group as of September 30, 2002 and could be limited in our ability to use tax attributes related to periods through that date. CenterPoint’s income tax returns for the 1997 to 2002 tax reporting periods are under audit by federal and state taxing authorities. We have a tax allocation agreement that addresses the allocation of taxes pertaining to our separation from CenterPoint. This agreement provides that we may carry back net operating losses generated subsequent to September 30, 2002 to tax years when we were part of CenterPoint’s consolidated tax group. This agreement is subject to CenterPoint’s consent and any existing statutory carryback limitations. We carried back net operating losses related to 2002 to prior CenterPoint tax years and received a tax refund of $76 million during 2004. In addition, pursuant to this agreement with CenterPoint, we will (a) recognize any costs incurred by CenterPoint for temporary differences related to the periods prior to September 30, 2002 up to $15 million as an equity contribution and (b) recognize any benefits realized by CenterPoint for temporary differences related to the periods prior to September 30, 2002 up to $1 million as an equity distribution. Generally, amounts for temporary differences in excess of the $15 million and $1 million thresholds will be settled in cash between us and CenterPoint. Pursuant to this agreement, generally, taxes related to permanent differences are the responsibility of CenterPoint. As of December 31, 2006, we cannot predict the amount of any contingent liabilities or assets that we may incur or realize under this agreement.

(d)           Federal and State Valuation Allowances.

We assess quarterly our future ability to use federal, state and foreign net operating losses, capital losses and other deferred tax assets. These assessments included an evaluation of our recent history of earnings and losses, future reversals of temporary differences and identification of other sources of future taxable income, including the identification of tax planning strategies in certain situations.

Our valuation allowances are:

	Federal		State	Capital, Foreign and Other, Net
	(in millions)
As of January 1, 2004	$—		$44	$226
Changes in valuation allowance	—		52	(88	)(1)
As of December 31, 2004	—		96	138
Changes in valuation allowance	—		(1)	(117	)(2)
As of December 31, 2005	—		95	21
Changes in valuation allowance	50	(3)	(14)	(3)
Changes in valuation allowance included in accumulated other comprehensive loss	10		—	—
Other, net	—		4	—
As of December 31, 2006	$60		$85	$18

(1)             Net decrease is primarily due to the utilization of $77 million of previously reserved net capital losses from the sale of our European energy operations primarily resulting from the sale of our hydropower plants, partially offset by the transfer of our Liberty operations, which is recorded in discontinued operations. See note 21.

(2)             Net decrease is primarily due to net capital gains recorded during the year and the identification of various tax planning strategies with respect to the sale of assets. See note 21. Of the capital loss carryforward impact of $120 million, $82 million is recorded in continuing operations and $38 million is recorded in discontinued operations.

(3)             Net increase is primarily due to our recent history of losses and the change in our net federal deferred tax assets.

(e)            Tax Contingencies.

Our income tax returns, including years when we were included in CenterPoint’s consolidated tax group, for the 1997 to 2004 tax reporting periods are under audit by federal and state taxing authorities. These audits may result in additional taxes, interest and penalties or revisions of the timing of tax payments. We classify interest and penalties related to income taxes in income tax expense/benefit. We evaluate the need for contingent tax liabilities on a quarterly basis and record any estimable and probable tax exposures in our results of operations. In addition, we disclose any material tax contingencies as to which we believe there is a reasonable possibility of a future tax assessment.

We have received proposed tax adjustments and assessments from certain taxing authorities, which are currently at varying stages of appeals. The issues primarily relate to temporary differences and include deductions for bad debts, capitalization of costs to plant and inventory, depreciation, start-up costs and various other matters. It could take several years to resolve these contingencies. As of December 31, 2006 and 2005, we have accrued contingent federal and state tax liabilities related to our continuing operations of $38 million and $46 million, respectively. These balances are classified in other current liabilities and other long-term liabilities. We anticipate settling some of these issues (primarily related to our tax period for the fourth quarter of 2002) during the next 12 months.

As of December 31, 2006 and 2005, we have accrued contingent federal tax liabilities related to our discontinued European energy operations of $12 million and $11 million, respectively, included in other long-term liabilities in continuing operations. We reserved these amounts for potential future federal income tax assessments on certain income from the operations and disposition of our former European subsidiaries. If sustained, the tax assessments from the European operating income would increase our capital loss carryforwards by $45 million and reduce our tax net operating loss carryforwards by the same amount. The decrease of $45 million, which is recorded in discontinued operations, during 2005 is the result of net capital gains recorded during the year and the identification of tax planning strategies that would make the realization of additional capital loss carryforwards more likely than not. With respect to the disposition of our European operations, we cannot predict the amount of any contingent taxes.

We believe that the substantial majority of certain payments and charges are deductible for income tax purposes; however, no assurance can be given that the Internal Revenue Service would not assert, or that a court would not sustain, a contrary position. These payments and/or charges include:

•       $177 million to CenterPoint during 2004 related to our residential customers. See note 14(d).

•       $68 million during 2005 to settle the class action lawsuits against us for claims alleging violations of securities laws. See note 14(c).

•       A pre-tax charge of $351 million during 2005 to settle certain civil litigation and claims relating to the Western states energy crisis. See note 14(a).

•       A pre-tax charge of $35 million during 2006 for the settlement of certain class action natural gas cases relating to the Western states energy crisis. See note 14(a).

(f)             Changes in Accounting for Income Taxes or Tax Laws.

The FASB issued guidance clarifying the accounting for uncertainty in income taxes. Pursuant to the new guidance, which is effective for us in 2007, tax benefits are only recorded for positions where it is more-likely-than-not that our reported tax return treatment would be sustained if audited by relevant taxing authorities. Additional rules are provided for interest, penalties, changes in benefit recognition and other related matters. We are currently in the process of determining the impact of this adoption. Based on our latest estimates, we do not expect the adoption to have a material impact on our consolidated financial statements.

In May 2006, the State of Texas enacted substantial changes to its tax system. Effective January 1, 2007, the current Texas franchise tax comprised of taxable capital and earned surplus components was replaced with a revised franchise tax based on modified gross revenue. As a result of the Texas law change, during 2006, we decreased our net deferred state tax liabilities by $9 million to reflect the estimated cumulative change to deferred tax items.

(12)   Commitments

(a)          Lease Commitments.

REMA Leases.   One of our subsidiaries, REMA, entered into sale-leaseback transactions, under operating leases that are non-recourse to us. We lease 16.45% and 16.67% interests in the Conemaugh and Keystone facilities, respectively. The leases expire in 2034 and we expect to make payments through 2029. We also lease a 100% interest in the Shawville facility. This lease expires in 2026 and we expect to make payments through that date. At the expiration of these leases, there are several renewal options related to fair market value. REMA LLC’s subsidiaries guarantee the lease obligations and we have pledged the equity interests in these subsidiaries as collateral. We provide credit support for REMA’s lease obligations in the form of letters of credit under the December 2006 credit facilities. See note 6. During 2006, 2005 and 2004, we made lease payments under these leases of $64 million, $75 million and $85 million, respectively. As of December 31, 2006 and 2005, we have recorded a prepaid lease of $59 million in other current assets and $264 million and $259 million, respectively, in long-term assets. REMA operates the Conemaugh and Keystone facilities under agreements that could terminate annually with one year’s notice and received fees of $9 million during 2006, 2005 and 2004. These fees, which are recorded in operation and maintenance expense, are primarily to cover REMA’s administrative support costs of providing these services.

REMA’s ability to pay dividends or pay subordinated obligations is restricted by conditions within the lease documents. As of December 31, 2006, REMA was not limited by these restrictions.

Tolling Agreements.   We have two tolling arrangements that extend through 2007 and 2012. These arrangements, which qualify as operating leases, entitle us to purchase and dispatch electric generating capacity. We paid $63 million, $64 million and $61 million in tolling payments during 2006, 2005 and 2004, respectively.

Office Space Lease.   In 2003, we entered into a long-term operating lease for our corporate headquarters. The lease expires in 2018 and is subject to two five-year renewal options.

Cash Obligations Under Operating Leases.   Our projected cash obligations under non-cancelable long-term operating leases as of December 31, 2006 are:

	REMA Leases	Other(1)(2)	Total
	(in millions)
2007	$65	$76	$141
2008	62	69	131
2009	63	66	129
2010	52	64	116
2011	63	62	125
2012 and thereafter	819	170	989
Total	$1,124	$507	$1,631

(1)             Includes tolling arrangements, rental agreements for office space and capacity commitments accounted for as leases.

(2)             Excludes projected sublease income on office space of $38 million.

Operating Lease Expense.   Total lease expense for all operating leases was $156 million, $152 million and $169 million during 2006, 2005 and 2004, respectively.

(b)           Guarantees and Indemnifications.

We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the guarantee was approximately $56 million as of December 31, 2006. We believe the likelihood that we would incur any significant losses under this guarantee is remote and, therefore, have not recorded a liability in our consolidated balance sheet as of December 31, 2006.

In addition, we are also required to indemnify CenterPoint for certain liabilities relating to the initial public offering of our common stock.

We also guarantee the $500 million PEDFA bonds, which are included in our consolidated balance sheet as outstanding debt. Our guarantees are secured by guarantees from all of our subsidiaries that guarantee the December 2006 credit facilities. The guarantees require us to comply with covenants substantially identical to those in the senior secured notes indentures. The PEDFA bonds will become secured by certain assets of Seward if the collateral supporting both the senior secured notes and our guarantees is released. Our maximum potential obligation under the guarantees is for payment of the principal of $500 million and related interest charges at a fixed rate of 6.75%.

We have guaranteed payments to a third party relating to energy sales from El Dorado Energy, LLC, a former investment. The estimated maximum potential amount of future payments under this guarantee is approximately $21 million as of December 31, 2006. We secured a portion of the guarantee with letters of credit. We have not recorded a liability in our consolidated balance sheet for this guarantee.

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

We are unable to estimate our maximum potential exposure under these provisions until an event triggering payment under these provisions occurs. We do not expect to make any material payments under these provisions.

Reliant Energy has issued guarantees in conjunction with certain performance agreements and commodity and derivative contracts and other contracts that provide financial assurance to third parties on behalf of a subsidiary or an unconsolidated third party. The guarantees on behalf of subsidiaries are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary’s intended commercial purposes.

The following table details Reliant Energy’s various guarantees:

	December 31, 2006
Type of Guarantee	Stated Maximum Potential Amount of Future Payments	Amount Utilized(1)	Assets Held as Collateral	Carrying Amount of Liability Recorded on Balance Sheet
	(in millions)
Commodity obligations(2)	$3,759	$265	$—	$—
Payment and performance obligations under power purchase agreements for power generation assets and renewables(3)	244	51	—	—
Standby letters of credit(4)	138	138	—	—
Payment and performance obligations under service contracts and leases(5)	85	—	—	—
Non-qualified benefits of CenterPoint’s retirees(6)	56	56	—	—
Sale of electricity to commercial, industrial and institutional customers(7)	9	—	—	—
Total guarantees	$4,291	$510	$—	$—

(1)             This represents the estimated portion of the maximum potential amount of future payments that is utilized as of December 31, 2006. For those guarantees related to obligations that are recorded as liabilities by our subsidiaries, this includes the recorded amount.

(2)             Reliant Energy has guaranteed the performance of certain of its wholly-owned subsidiaries’ commodity obligations. These guarantees were provided to counterparties in order to facilitate physical and financial agreements in electricity, gas, oil, transportation and related commodities and services. These guarantees have varying expiration dates.

(3)             Reliant Energy has guaranteed the payment and performance obligations of certain wholly-owned subsidiaries arising under certain power purchase agreements. As of December 31, 2006, these guarantees have varying expiration dates through May 2012.

(4)             Reliant Energy has outstanding standby letters of credit, which guarantee the performance of certain of its wholly-owned subsidiaries. As of December 31, 2006, these letters of credit expire on various dates through January 2008.

(5)             Reliant Energy has guaranteed the payment obligations of certain wholly-owned subsidiaries arising under long-term service agreements and leases for certain facilities. As of December 31, 2006, these guarantees expire over varying years through June 2018.

(6)             See note 13(c).

(7)             Reliant Energy has guaranteed commodity related payments for certain wholly-owned subsidiaries’ sale of electricity to commercial, industrial and institutional customers to facilitate the physical and financial transactions of electricity services. As of December 31, 2006, these guarantees expire on various dates through December 2008.

Unless otherwise noted, failure by the primary obligor to perform under the terms of the various agreements and contracts guaranteed may result in the beneficiary requesting immediate payment from Reliant Energy. To the extent liabilities exist under the various agreements and contracts that Reliant Energy guarantees, such liabilities are recorded in Reliant Energy’s subsidiaries’ balance sheets as of December 31, 2006. We do not expect Reliant Energy to make any material payments under these provisions.

(c)            Other Commitments.

Property, Plant and Equipment Commitments.   As of December 31, 2006, we have contractual commitments to spend approximately $400 million on plant and equipment relating primarily to SO2 emissions reductions.

Fuel Supply, Commodity Transportation, Purchased Power and Electric Capacity Commitments.   We are a party to fuel supply contracts, commodity transportation contracts and purchased power and electric capacity contracts of various quantities and durations that are not classified as derivative assets and liabilities. These contracts are not included in our consolidated balance sheet as of December 31, 2006. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2006:

	Fuel Commitments		Transportation Commitments	Purchased Power and Electric Capacity Commitments
	Fixed Pricing	Variable Pricing(1)	Fixed Pricing	Fixed Pricing	Variable Pricing (2)
	(in millions)
2007	$149	$6	$121	$50	$21
2008	60	7	123	—	11
2009	54	7	114	—	9
2010	24	7	110	—	—
2011	20	7	104	—	—
2012 and thereafter	158	43	762	2	—
Total	$465	$77	$1,334	$52	$41

(1)             For contracts with variable pricing components, we estimated prices based on assumptions on escalations per the contractual terms.

(2)             For contracts with variable pricing components, we estimated prices based on forward commodity curves as of December 29, 2006.

As of December 31, 2006, the maximum remaining terms under any individual fuel supply contract is 14 years, any transportation contract is 17 years and any purchased power and electric capacity contract is 10 years.

Sales Commitments.   As of December 31, 2006, we have sales commitments, including electric energy and capacity sales contracts, which are not classified as derivative assets and liabilities. The estimated minimum sales commitments under these contracts are as follows:

	Retail Energy		Wholesale Energy
	Fixed Pricing(1)	Variable Pricing(1)(2)	Fixed Pricing
	(in millions)
2007	$2,378	$1,784	$234
2008	583	1,263	197
2009	320	324	163
2010	64	69	150
2011	3	8	56
Total	$3,348	$3,448	$800

(1)             In connection with our credit-enhanced retail structure, we estimate the fee for each MWh delivered under these sales commitments to be $16 million, $8 million, $3 million and $1 million during 2007, 2008, 2009 and 2010, respectively.

(2)             For contracts with variable pricing components, we estimated prices based on forward commodity curves as of December 29, 2006.

Naming Rights to Houston Sports Complex.   We acquired the naming rights, including advertising and other benefits, for a football stadium and other convention and entertainment facilities included in the stadium complex. Pursuant to this agreement, we are required to pay $10 million per year from 2002 through 2032.

Long-term Power Generation Maintenance Agreements.   We have entered into long-term maintenance agreements that cover some periodic maintenance, including parts, on power generation turbines. The long-term maintenance agreements terminate from 2008 to 2036 based on turbine usage. During 2006, 2005 and 2004, we incurred expenses of $17 million, $16 million and $14 million, respectively. Estimated cash payments over the next five years for these agreements are as follows (in millions):

2007	$29
2008	45
2009	32
2010	63
2011	44
Total	$213

(13)   Contingencies

We are party to many legal proceedings, some of which may involve substantial amounts. Unless otherwise noted, we cannot predict the outcome of the matters described below.

(a)          Legal Proceedings.

Pending Electricity and Natural Gas Litigation

The following proceedings relate to alleged conduct in the electricity and natural gas markets. In 2005 and 2006, we settled a number of these proceedings that were pending in California and other Western states; however, a number of other proceedings remain pending.

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

Natural Gas Actions.   We are party to 28 lawsuits, several of which are class action lawsuits, including an action brought by the Nevada Attorney General on behalf of gas consumers in Nevada, in state and federal courts in California, Colorado, Kansas, Missouri, Nevada and Tennessee and a lawsuit filed in December 2006 in the Circuit Court of Dane County, Wisconsin. These lawsuits relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble damages, restitution and/or expenses. The lawsuits also name our subsidiary, Reliant Energy Services, Inc. (Reliant Energy Services), and a number of unaffiliated energy companies as parties. In December 2006, we reached a settlement of 12 natural gas cases pending in state court in California. See note 14(a).

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

PUCT Cases

There are various proceedings pending before the state district court in Travis County, Texas, seeking reviews of the Public Utility Commission of Texas (PUCT) orders relating to the fuel factor component used in our “price-to-beat” tariff. These proceedings pertain to the same issues affirmed by a district court in Travis County and later by the Travis County Court of Appeals in 2004 in a separate proceeding.

(b)           Environmental Matters.

New Source Review Matters.   The United States Environmental Protection Agency (EPA) and various states are investigating compliance of coal-fueled electric generating stations with the “New Source Review” requirements of the Clean Air Act. The EPA has agreed to share information relating to its investigations with state environmental agencies. We are unable to predict the ultimate outcome of the

EPA’s investigation. In November 2005, we received a notice of intent to sue pursuant to the Clean Air Act from the state of New Jersey relating to one of our power plants located in Pennsylvania. The allegations relate to conduct that occurred prior to our ownership of the power plant. If the state of New Jersey sues us and is successful, we could incur significant capital expenditures associated with the implementation of emissions reductions on an accelerated basis and possible penalties. In February 2007, the state of New Jersey filed suit against the EPA to force a ruling on the petition filed by the state of New Jersey relating to renewal of an air permit for our plant.

Ash Disposal Site Closures.   We are responsible for environmental costs related to the future closures of seven ash disposal sites, five of which are owned in whole or in part by REMA and two of which are owned by Orion MidWest. Based on our evaluations with assistance from third-party consultants and engineers, we recorded the estimated discounted costs associated with these environmental liabilities as part of our asset retirement obligations. See note 2(p).

Remediation Obligations.   We are responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey. Based on our evaluations with assistance from third-party consultants and engineers, we recorded the estimated liability for the remediation costs of $7 million as of December 31, 2006 and 2005.

New Castle Notice of Violation.   In December 2006, we received a Notice of Violation from the Pennsylvania Department of Environmental Protection regarding the elevation of the permitted coal ash landfill at Orion MidWest’s generating site in New Castle, Pennsylvania. We are currently negotiating a penalty amount with the agency, which we estimate will be approximately $100,000.

Conemaugh Notice of Intent to Sue.   In February 2007, we received notice of intent to sue from PennEnvironment and the Sierra Club alleging that the Conemaugh plant is in violation of its water discharge permit and related state and federal laws. The Conemaugh plant is jointly owned by us and seven other companies and is governed by a consent order agreement with the Pennsylvania Department of Environmental Protection. We are confident that the Conemaugh plant has operated and will continue to operate in material compliance with that agreement, its water discharge permit and related state and federal laws. If PennEnvironment and the Sierra Club sue us and are successful, we could incur significant capital expenditures associated with the implementation of discharge reductions on an accelerated basis and possible penalties.

(c)            Other.

PUCT Complaint.   A market participant has filed a complaint at the PUCT relating to ERCOT’s procedure for allocating replacement reserve charges for 2006. Although it is very early in the process and we are still evaluating the complaint, if the PUCT orders resettlement of the charges and depending on the method of resettlement, our share of the resettlement charges could be up to $25 million.

CenterPoint Indemnity.   We have agreed to indemnify CenterPoint against certain losses relating to the lawsuits described in note 13(a) under “Pending Electricity and Natural Gas Litigation—Natural Gas Actions.” We have also agreed to indemnify CenterPoint against losses relating to an alleged breach of fiduciary duties in violation of the Employee Retirement Income Security Act in a class action lawsuit in the United States District Court for the Southern District of Texas. The lawsuit seeks monetary damages and restitution. In January 2006, the court granted CenterPoint’s motion for summary judgment and dismissed the case with prejudice. The court’s decision is on appeal to the United States Court of Appeals for the Fifth Circuit.

(14)   Settlements and Other Charges

(a)          Western States and Cornerstone Settlements.

In August 2005, we entered into an agreement, which the FERC approved in December 2005, with the states of California, Oregon and Washington, California’s three largest investor-owned utilities and a number of other parties that resolves as to the settling parties a number of the regulatory and civil proceedings and claims related to the Western states energy crisis of 2000 and 2001.

Although the settlement resolves a number of the regulatory and civil proceedings relating to the Western states energy crisis of 2000 and 2001, it did not resolve the following Western states electricity and natural gas proceedings:  (a) the criminal proceeding against Reliant Energy Services, (b) lawsuits filed by private class action litigants and individual consumers regarding an alleged conspiracy to increase natural gas prices (a number of these class actions have recently been settled as described below) and (c) two pending lawsuits filed by individual electricity consumers. See note 13(a).

Additionally, in December 2005, we agreed in principle to settle the class action lawsuits filed in New York involving allegations of manipulation of NYMEX natural gas contracts (the Cornerstone settlement). The settlement was approved in May 2006.

During 2005, we recorded charges of $359 million, which include cash payments of $160 million during 2006. As part of the settlement, we waived claims to and transferred our interest in our receivables for power deliveries from January 1, 2000 to June 20, 2001, as well as the interest owed on those receivables. The components of the settlement charge are (in millions):

Accounts receivable related to the period from October 2000 through June 2001, excluding estimated refund obligation	$268
Estimated refund obligation	(87)
Discount	(14)
Interest receivable	41
Cash payments	150 (1)
Cornerstone settlement	8
Other	(7)
Total	$359 (2)

(1)             This payable was included in accounts payable as of December 31, 2005.

(2)             The settlement also included undertakings not involving the payment of cash or the waiver of rights to receivables.

Prior to reaching a settlement in August 2005, we regularly adjusted our estimated refund obligation, credit reserve and receivables (netted in revenues) and interest income (recorded in interest income) related to these energy sales in California as new information was obtained or events occurred (income (loss)):

	2005	2004
Estimated refund obligation	$2	$(8)
Credit reserve	—	21
Direct adjustments to gross receivables	—	(11)
Discount	(1)	(13)
Interest receivable	6	16
Net impact	$7	$5

In December 2006, we reached a settlement of the 12 class action natural gas cases pending in state court in California. The settlement requires us to pay $35 million, which we expensed during the third quarter of 2006. The settlement does not include similar cases filed by individual plaintiffs and cases filed in jurisdictions other than California, which we continue to vigorously defend. The settlement is subject to a fairness hearing and court approval, which we expect to occur in the first or second quarter of 2007. We have not admitted wrongdoing or liability and we continue to deny the plaintiff’s allegations.

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

(c)            Shareholder Class Action Lawsuits.

In July 2005, we reached a settlement agreement related to the class action lawsuits against us for claims alleging violations of securities laws. The settlement agreement provides for a total settlement payment by us of $68 million, of which $61.5 million is covered by director and officer insurance policies. In addition, Deloitte & Touche LLP, our independent auditor at the time and a defendant in the litigation, agreed to make a payment of $7 million. The settlement also includes releases to all claims asserted by the plaintiffs against some of our former officers. During the second quarter of 2005, we recognized a charge of $8 million related to the settlement and associated legal expenses.

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

(f)             FERC Investigations of Western Market Issues.

In January 2003, in connection with the FERC’s investigation of potential manipulation of electricity and natural gas prices in the Western United States, the FERC approved an agreement between its staff and us relating to certain actions taken by some of our traders over a two-day period in June 2000. Under the agreement (as amended by the Western states settlement), we agreed, among other things, to (a) pay $14 million (which was expensed in 2002) directly to customers of the California Power Exchange and (b) submit bids for all of our uncommitted, available capacity from our plants located in California into a California spot market two additional years following termination of the existing must offer obligation or until December 31, 2006, whichever is later.

In October 2003, we entered into a settlement agreement with the FERC resolving all but one of its investigations and proceedings in connection with its ongoing review of western energy markets (which was in addition to the proceedings described under “Pending Electricity and Natural Gas Litigation—Electricity Actions” in note 13(a) and related settlement described in note 14(a)). The settlement provided, among other things, that we (a) make three cash settlement payments, totaling $25 million, into a fund established for the benefit of California and western market electricity consumers of which we paid $15 million in 2003, $5 million in 2005 and $5 million in 2006 and (b) offer capacity from a portion of our generation portfolio in California to the market (totaling 824 MW) for one-year terms for delivery commencing in 2004, 2005 and 2006 on a unit-contingent, gas-tolling basis for which we will pay the difference, up to $25 million, between the collected auction revenues and our projected cash costs to generate the power into the fund described above. We paid $22 million in 2006 and $3 million in January 2007.

In 2003, we offered, but did not receive qualifying bids under the settlement agreement for the 12-month period beginning April 2004. During September 2004, we entered into a third party multi-year tolling agreement for the power capacity from two of our power generation units in California. The FERC approved our request to treat the tolling arrangement as meeting our obligation to offer capacity described in the paragraph above. In 2003, we recognized a $37 million loss for the settlement. In 2004, as a result of entering into the multi-year tolling agreement, we accrued an additional $12 million for the obligation to contribute to the above-described fund.

(15)   Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable and payable, margin deposits and derivative assets and liabilities equal their carrying amounts. Values of our debt (see note 6) are:

	December 31,
	2006		2005
	Carrying Value	Fair Market Value(1)	Carrying Value	Fair Market Value(1)
	(in millions)
Fixed rate debt	$2,866	$3,026	$3,148	$3,201
Floating rate debt(2)	667	669	1,958	1,937
Total debt	$3,533	$3,695	$5,106	$5,138

(1)             We based the fair market values of our fixed rate and floating rate debt on (a) incremental borrowing rates for similar borrowing arrangements or (b) information from market participants.

(2)             Includes warrant values.

(16)   Supplemental Guarantor Information

Our 100% owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes. The primary guarantors are:  Reliant Energy California Holdings, LLC; Reliant Energy Northeast Holdings, Inc.; Reliant Energy Power Generation, Inc. and Reliant Energy Services. The primary non-guarantors are:  Channelview, Orion Power, REMA and RERH Holdings. Effective with the December 2006 refinancing and the credit-enhanced retail structure, RERH Holdings, LLC and its subsidiaries, which comprise our Texas retail energy business, became non-guarantors. We have retrospectively adjusted 2005 and 2004 to be comparable to 2006.

Certain of Reliant Energy’s subsidiaries have effective restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements or other third party agreements. The amount of restricted net assets of Reliant Energy’s subsidiaries as of December 31, 2006 is approximately $1.4 billion. Such restrictions are on the net assets of Orion Power, RERH Holdings and Channelview.

During 2006, 2005 and 2004, Reliant Energy received cash distributions from Orion Power for $209 million, $340 million and $718 million, respectively. During 2006, Reliant Energy received cash distributions from Reliant Energy Services for $475 million.

Condensed Consolidating Statements of Operations.

	2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Revenues	$—	$8,811	$9,805	$(7,739)	$10,877
Purchased power, fuel and cost of gas sold	—	8,734	8,439	(7,737)	9,436
Operation and maintenance	—	177	658	(2)	833
Selling, general and administrative	1	9	373	—	383
(Gain) loss on sales of receivables	—	7	(7)	—	—
Western states settlement	—	35	—	—	35
Gains on sales of assets and emission allowances, net	—	(21)	(138)	—	(159)
Depreciation and amortization	—	152	221	—	373
Total	1	9,093	9,546	(7,739)	10,901
Operating income (loss)	(1)	(282)	259	—	(24)
Income of equity investments, net	—	6	—	—	6
Income (loss) of equity investments of consolidated subsidiaries	(189)	(9)	4	194	—
Debt conversion expense	(37)	—	—	—	(37)
Interest expense	(299)	(35)	(94)	—	(428)
Interest income	2	27	5	—	34
Interest income (expense)—affiliated companies, net	267	(296)	29	—	—
Total other expense	(256)	(307)	(56)	194	(425)
Income (loss) from continuing operations before income taxes	(257)	(589)	203	194	(449)
Income tax expense (benefit)(2)	66	(230)	42	—	(122)
Income (loss) from continuing operations	(323)	(359)	161	194	(327)
Income (loss) from discontinued operations	(5)	(2)	5	—	(2)
Income (loss) before cumulative effect of accounting change	(328)	(361)	166	194	(329)
Cumulative effect of accounting change, net of tax	—	1	—	—	1
Net income (loss)	$(328)	$(360)	$166	$194	$(328)

	2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Revenues	$—	$8,518	$7,893	$(6,699)	$9,712
Purchased power, fuel and cost of gas sold	(1)	8,754	6,311	(6,698)	8,366
Operation and maintenance	—	171	565	1	737
Selling, general and administrative	—	9	291	(7)	293
Loss on sales of receivables	—	8	(8)	—	—
Western states and Cornerstone settlements	—	359	—	—	359
Gains on sales of assets and emission allowances, net	—	(7)	(164)	3	(168)
Depreciation and amortization	—	165	274	7	446
Total	(1)	9,459	7,269	(6,694)	10,033
Operating income (loss)	1	(941)	624	(5)	(321)
Income of equity investments, net	—	26	—	—	26
Income (loss) of equity investments of consolidated subsidiaries	(193)	96	(3)	100	—
Other, net	—	(23)	—	—	(23)
Interest expense	(278)	(35)	(86)	—	(399)
Interest income	1	20	2	—	23
Interest income (expense)—affiliated companies, net	144	(170)	26	—	—
Total other expense	(326)	(86)	(61)	100	(373)
Income (loss) from continuing operations before income taxes	(325)	(1,027)	563	95	(694)
Income tax expense (benefit)	12	(456)	185	6	(253)
Income (loss) from continuing operations	(337)	(571)	378	89	(441)
Income (loss) from discontinued operations	6	130	(85)	60	111
Income (loss) before cumulative effect of accounting change	(331)	(441)	293	149	(330)
Cumulative effect of accounting change, net of tax	—	—	(1)	—	(1)
Net income (loss)	$(331)	$(441)	$292	$149	$(331)

	2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Revenues	$—	$5,849	$6,342	$(4,093)	$8,098
Purchased power, fuel and cost of gas sold	—	5,826	4,831	(4,093)	6,564
Operation and maintenance	—	172	610	—	782
Selling, general and administrative	(4)	1	336	(7)	326
Loss on sales of receivables	—	5	29	—	34
Accrual for payment to CenterPoint	—	—	2	—	2
Gain on sale of counterparty claim	—	(8)	(22)	—	(30)
Gains on sales of assets and emission allowances, net	—	(3)	(17)	—	(20)
Depreciation and amortization	—	187	259	7	453
Total	(4)	6,180	6,028	(4,093)	8,111
Operating income (loss)	4	(331)	314	—	(13)
Loss of equity investments, net	—	(9)	—	—	(9)
Income (loss) of equity investments of consolidated subsidiaries	88	(96)	55	(47)	—
Other, net	—	10	3	—	13
Interest expense	(303)	(61)	(76)	22	(418)
Interest income	—	23	12	—	35
Interest income (expense)—affiliated companies, net	138	(93)	8	(53)	—
Total other income (expense)	(77)	(226)	2	(78)	(379)
Income (loss) from continuing operations before income taxes	(73)	(557)	316	(78)	(392)
Income tax expense (benefit)	(67)	(140)	134	(43)	(116)
Income (loss) from continuing operations	(6)	(417)	182	(35)	(276)
Income (loss) from discontinued operations	(23)	93	90	80	240
Income (loss) before cumulative effect of accounting change	(29)	(324)	272	45	(36)
Cumulative effect of accounting change, net of tax	—	7	—	—	7
Net income (loss)	$(29)	$(317)	$272	$45	$(29)

(1)             These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)             During 2006, we recorded a federal valuation allowance of $68 million related to our net federal deferred tax assets. These amounts are reflected in the “Reliant Energy” column. See note 11(d).

Condensed Consolidating Balance Sheets.

	December 31, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$286	$24	$154	$—	$464
Restricted cash	—	—	25	—	25
Accounts and notes receivable, principally customer, net	10	264	779	(9)	1,044
Accounts and notes receivable—affiliated companies	1,737	418	259	(2,414)	—
Inventory	—	144	131	—	275
Derivative assets	—	61	429	—	490
Other current assets	7	529	354	(17)	873
Current assets of discontinued operations	—	—	2	—	2
Total current assets	2,040	1,440	2,133	(2,440)	3,173
Property, Plant and Equipment, net	—	3,044	2,698	—	5,742
Other Assets:
Goodwill	—	51	212	119	382
Other intangibles, net	—	131	293	—	424
Notes receivable—affiliated companies	3,249	789	94	(4,132)	—
Equity investments of consolidated subsidiaries	1,377	328	5	(1,710)	—
Derivative assets	—	77	127	—	204
Other long-term assets	76	730	400	(564)	642
Total other assets	4,702	2,106	1,131	(6,287)	1,652
Total Assets	$6,742	$6,590	$5,962	$(8,727)	$10,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$3	$—	$352	$—	$355
Accounts payable, principally trade	—	224	444	(3)	665
Accounts and notes payable—affiliated companies	—	2,021	393	(2,414)	—
Derivative liabilities	—	238	927	—	1,165
Other current liabilities	55	159	313	(23)	504
Current liabilities of discontinued operations	—	—	3	—	3
Total current liabilities	58	2,642	2,432	(2,440)	2,692
Other Liabilities:
Notes payable—affiliated companies	—	3,251	881	(4,132)	—
Derivative liabilities	—	77	344	—	421
Other long-term liabilities	484	167	237	(564)	324
Total other liabilities	484	3,495	1,462	(4,696)	745
Long-term Debt	2,248	501	429	—	3,178
Commitments and Contingencies
Temporary Equity Stock-based Compensation	2	—	—	—	2
Total Stockholders’ Equity	3,950	(48)	1,639	(1,591)	3,950
Total Liabilities and Stockholders’ Equity	$6,742	$6,590	$5,962	$(8,727)	$10,567

	December 31, 2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$3	$36	$49	$—	$88
Restricted cash	—	—	27	—	27
Accounts and notes receivable, principally customer, net	—	284	905	(17)	1,172
Accounts and notes receivable— affiliated companies	802	1,493	1,264	(3,559)	—
Inventory	—	161	138	—	299
Derivative assets	—	639	87	—	726
Other current assets	1	2,102	118	(6)	2,215
Current assets of discontinued operations	2	46	157	(2)	203
Total current assets	808	4,761	2,745	(3,584)	4,730
Property, Plant and Equipment, net	—	3,172	2,762	—	5,934
Other Assets:
Goodwill	—	51	217	119	387
Other intangibles, net	—	182	329	—	511
Notes receivable—affiliated companies	2,506	812	2	(3,320)	—
Equity investments	—	30	—	—	30
Equity investments of consolidated subsidiaries	3,721	345	—	(4,066)	—
Derivative assets	—	521	7	—	528
Other long-term assets	188	170	378	(168)	568
Long-term assets of discontinued operations	720	—	873	(712)	881
Total other assets	7,135	2,111	1,806	(8,147)	2,905
Total Assets	$7,943	$10,044	$7,313	$(11,731)	$13,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$316	$—	$473	$—	$789
Accounts payable, principally trade	8	724	155	—	887
Accounts and notes payable—affiliated companies	—	3,559	—	(3,559)	—
Derivative liabilities	—	1,081	139	—	1,220
Other current liabilities	62	121	254	(23)	414
Current liabilities of discontinued operations	—	49	49	(2)	96
Total current liabilities	386	5,534	1,070	(3,584)	3,406
Other Liabilities:
Notes payable—affiliated companies	—	2,512	808	(3,320)	—
Derivative liabilities	—	657	156	—	813
Other long-term liabilities	11	245	301	(168)	389
Long-term liabilities of discontinued operations	638	—	854	(712)	780
Total other liabilities	649	3,414	2,119	(4,200)	1,982
Long-term Debt	3,044	501	772	—	4,317
Commitments and Contingencies
Total Stockholders’ Equity	3,864	595	3,352	(3,947)	3,864
Total Liabilities and Stockholders’ Equity	$7,943	$10,044	$7,313	$(11,731)	$13,569

(1)             These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)             See footnote (2) above under condensed consolidating statements of operations.

Condensed Consolidating Statements of Cash Flows.

	2006
	Reliant Energy	Guarantors	Non-Guarantors(1)	Adjustments(2)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by continuing operations from operating activities	$10	$414	$906	$—	$1,330
Net cash provided by (used in) discontinued operations from operating activities	3	(7)	(50)	—	(54)
Net cash provided by operating activities	13	407	856	—	1,276
Cash Flows from Investing Activities:
Capital expenditures	—	(24)	(73)	—	(97)
Investments in, advances to and from and distributions from subsidiaries, net(3)	1,059	(468)	(216)	(375)	—
Proceeds from sales of assets, net	—	—	1	—	1
Net proceeds from sale of emission allowances	—	88	94	—	182
Restricted cash	—	—	2	—	2
Other, net	—	1	—	—	1
Net cash provided by (used in) continuing operations from investing activities	1,059	(403)	(192)	(375)	89
Net cash provided by discontinued operations from investing activities	712	—	968	(712)	968
Net cash provided by (used in) investing activities	1,771	(403)	776	(1,087)	1,057
Cash Flows from Financing Activities:
Proceeds from long-term debt	400	—	—	—	400
Payments of long-term debt	(852)	—	(14)	—	(866)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	(383)	—	(442)	—	(825)
Changes in notes with affiliated companies, net(4)	—	(16)	(359)	375	—
Premium paid for conversion of senior subordinated notes	(36)	—	—	—	(36)
Proceeds from issuances of stock	25	—	—	—	25
Payments of financing costs	(17)	—	—	—	(17)
Net cash used in continuing operations from financing activities	(863)	(16)	(815)	375	(1,319)
Net cash used in discontinued operations from financing activities	(638)	—	(712)	712	(638)
Net cash used in financing activities	(1,501)	(16)	(1,527)	1,087	(1,957)
Net Change in Cash and Cash Equivalents	283	(12)	105	—	376
Cash and Cash Equivalents at Beginning of Period	3	36	49	—	88
Cash and Cash Equivalents at End of Period	$286	$24	$154	$—	$464

	2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(2)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$(95)	$(1,989)	$974	$—	$(1,110)
Net cash provided by discontinued operations from operating activities	13	8	172	—	193
Net cash provided by (used in) operating activities	(82)	(1,981)	1,146	—	(917)
Cash Flows from Investing Activities:
Capital expenditures	—	(49)	(33)	—	(82)
Investments in and distributions from subsidiaries, net and advances to and distributions from subsidiaries, net(3)	(460)	1	(341)	800	—
Proceeds from sales of assets, net	—	77	72	—	149
Net sales (purchases) of emission allowances	—	(49)	137	—	88
Restricted cash	—	—	14	—	14
Other, net	—	6	—	—	6
Net cash provided by (used in) continuing operations from investing activities	(460)	(14)	(151)	800	175
Net cash provided by discontinued operations from investing activities	110	51	80	(110)	131
Net cash provided by (used in) investing activities	(350)	37	(71)	690	306
Cash Flows from Financing Activities:
Proceeds from long-term debt	299	—	—	—	299
Payments of long-term debt	(109)	(1)	(38)	—	(148)
Increase in short-term borrowings and revolving credit facilities, net	184	—	223	—	407
Changes in notes with affiliated companies, net(4)	—	1,956	(1,156)	(800)	—
Proceeds from issuances of stock	37	—	—	—	37
Payments of financing costs	(1)	—	—	—	(1)
Net cash provided by (used in) continuing operations from financing activities	410	1,955	(971)	(800)	594
Net cash used in discontinued operations from financing activities	—	—	(110)	110	—
Net cash provided by (used in) financing activities	410	1,955	(1,081)	(690)	594
Net Change in Cash and Cash Equivalents	(22)	11	(6)	—	(17)
Cash and Cash Equivalents at Beginning of Period	25	25	55	—	105
Cash and Cash Equivalents at End of Period	$3	$36	$49	$—	$88

	2004
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(2)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$(3)	$(358)	$423	$(57)	$5
Net cash provided by (used in) discontinued operations from operating activities	(30)	1	73	57	101
Net cash provided by (used in) operating activities	(33)	(357)	496	—	106
Cash Flows from Investing Activities:
Capital expenditures	—	(112)	(48)	—	(160)
Investments in and distributions from subsidiaries, net and advances to and distributions from subsidiaries, net(3)	606	4	(715)	105	—
Purchase and sale of permits and licenses to affiliates	—	(20)	20	—	—
Proceeds from sales of assets, net	—	9	2	—	11
Net purchases of emission allowances	—	(6)	(59)	—	(65)
Restricted cash	7	—	172	—	179
Other, net	—	16	—	—	16
Net cash provided by (used in) continuing operations from investing activities	613	(109)	(628)	105	(19)
Net cash provided by (used in) discontinued operations from investing activities	(823)	8	911	823	919
Net cash provided by (used in) investing activities	(210)	(101)	283	928	900
Cash Flows from Financing Activities:
Proceeds from long-term debt	1,412	100	—	—	1,512
Payments of long-term debt	(1,147)	—	(23)	(427)	(1,597)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	16	—	(124)	—	(108)
Changes in notes with affiliated companies, net(4)	—	340	(235)	(105)	—
Proceeds from issuances of stock	25	—	—	—	25
Payments of financing costs	(60)	(12)	—	—	(72)
Other, net	9	—	—	—	9
Net cash provided by (used in) continuing operations from financing activities	255	428	(382)	(532)	(231)
Net cash used in discontinued operations from financing activities	(10)	—	(410)	(396)	(816)
Net cash provided by (used in) financing activities	245	428	(792)	(928)	(1,047)
Net Change in Cash and Cash Equivalents	2	(30)	(13)	—	(41)
Cash and Cash Equivalents at Beginning of Period	23	55	68	—	146
Cash and Cash Equivalents at End of Period	$25	$25	$55	$—	$105

(1)              During 2006, Reliant Energy Retail Holdings, LLC, a non-guarantor, made a non-cash capital distribution (related to intercompany receivables) of $1.9 billion to Reliant Energy.

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

(17)   Unaudited Quarterly Information

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$2,453	$2,775	$3,305	$2,344
Gross margin(1)	203	541	315	382
Income (loss) from continuing operations	(139)	23	(154)	(57)
Income (loss) from discontinued operations	5	(9)	(1)	3
Income (loss) before cumulative effect of accounting change	(134)	14	(155)	(54)
Net income (loss)	(133)	14	(155)	(54)
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(0.46)	$0.07	$(0.50)	$(0.18)
Income (loss) from discontinued operations	0.02	(0.02)	—	0.01
Income (loss) before cumulative effect of accounting change	(0.44)	0.05	(0.50)	(0.17)
Cumulative effect of accounting change, net of tax	—	—	—	—
Net income (loss)	$(0.44)	$0.05	$(0.50)	$(0.17)
Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(0.46)	$0.07	$(0.50)	$(0.18)
Income (loss) from discontinued operations	0.02	(0.02)	—	0.01
Income (loss) before cumulative effect of accounting change	(0.44)	0.05	(0.50)	(0.17)
Cumulative effect of accounting change, net of tax	—	—	—	—
Net income (loss)	$(0.44)	$0.05	$(0.50)	$(0.17)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$1,717	$2,432	$2,963	$2,600
Gross margin(1)	375	593	266	112
Income (loss) from continuing operations	(41)	50	(267)	(183)
Income (loss) from discontinued operations	16	49	(3)	49
Income (loss) before cumulative effect of accounting change	(25)	99	(270)	(134)
Net income (loss)	(25)	99	(270)	(135)
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(0.14)	$0.17	$(0.88)	$(0.60)
Income (loss) from discontinued operations	0.06	0.16	(0.01)	0.16
Income (loss) before cumulative effect of accounting change	(0.08)	0.33	(0.89)	(0.44)
Cumulative effect of accounting change, net of tax	—	—	—	—
Net income (loss)	$(0.08)	$0.33	$(0.89)	$(0.44)
Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(0.14)	$0.16	$(0.88)	$(0.60)
Income (loss) from discontinued operations	0.06	0.14	(0.01)	0.16
Income (loss) before cumulative effect of accounting change	(0.08)	0.30	(0.89)	(0.44)
Cumulative effect of accounting change, net of tax	—	—	—	—
Net income (loss)	$(0.08)	$0.30	$(0.89)	$(0.44)

(1)             Gross margin (revenues less purchased power, fuel and cost of gas sold) excludes depreciation, amortization, labor and other product costs.

Variances in revenues and gross margin from quarter to quarter were primarily due to (a) seasonal fluctuations in demand for electric energy and energy services and (b) changes in energy commodity prices, including unrealized gains/losses on energy derivatives. During 2006, we incurred $231 million in unrealized losses on energy derivatives ($23 million gain in the first quarter, $52 million gain in the second quarter, $355 million loss in the third quarter and $49 million gain in the fourth quarter). During 2005, we incurred $192 million in unrealized losses on energy derivatives ($120 million gain in the first quarter, $143 million gain in the second quarter, $354 million loss in the third quarter and $101 million loss in the fourth quarter, including $15 million due to the reclassification of a derivative contract from a cash flow hedge to mark-to-market).

Changes in net income (loss) from quarter to quarter were primarily due to:

•       seasonal fluctuations in demand for electric energy and energy services;

•       changes in energy commodity prices, including unrealized gains/losses on energy derivatives; and

•       timing of maintenance expenses.

In addition, net income (loss) changed from quarter to quarter in 2006 by (amounts are pre-tax unless indicated otherwise):

•       $159 million gain on sales of emission allowances ($151 million gain in the first quarter, $5 million gain in the second quarter and $3 million gain in the third quarter);

•       $68 million change in income tax expense/benefit due to our federal valuation allowance ($70 million increase during the first quarter, $20 million increase during the second quarter, $30 million decrease during the third quarter and $8 million increase during the fourth quarter);

•       $40 million income tax benefit in the fourth quarter related to Pennsylvania state law changes; and

•       $35 million charge related to the settlement of certain class action natural gas cases relating to the Western states energy crisis during the third quarter.

Also, net income (loss) changed from quarter to quarter in 2005 by (amounts are pre-tax unless indicated otherwise):

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

(18)   Reportable Segments

We have two principal business segments:

•       Retail energy—provides electricity and energy services to approximately 1.9 million retail electricity customers in Texas, including residential and small business customers and commercial, industrial and governmental/institutional customers. Approximately 68% of our residential and small business customers are in the Houston area. We also serve commercial, industrial and governmental/ institutional customers in the PJM market, and we regularly evaluate entering other markets; and

•       Wholesale energy—provides electricity and energy services in the competitive wholesale energy markets in the United States through our ownership and operation or contracting for power generation capacity. As of December 31, 2006, we had approximately 16,000 MW of owned, leased or contracted for generation capacity in operation.

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

The accounting policies of our segments are described in note 2. We account for intersegment revenues at current market prices.

Financial data for our segments are as follows:

	Retail Energy	Wholesale Energy		Other Operations		Eliminations	Consolidated
	(in millions)
2006:
Revenues from external customers(1)	$8,197	$2,679	(2)	$1		$—	$10,877
Intersegment revenues	—	571		1		(572)	—
Purchased power, fuel and cost of gas sold	7,500	2,507		—		(571)	9,436
Gross margin(3)(4)	697	743		2		(1)	1,441
Operation and maintenance expenses	234	599		1		(1)	833
Selling and marketing expenses	124	—		—		—	124
Bad debt expense	89	(2)		—		—	87
Contribution margin(4)	250	146		1		—	397
Expenditures for long-lived assets(5)	9	78		10		—	97
Equity investments as of December 31, 2006	—	25		—		—	25
Total assets as of December 31, 2006	1,984	8,402		848	(6)	(667)	10,567
2005:
Revenues from external customers(1)	$7,045	$2,661		$6		$—	$9,712
Intersegment revenues	—	625		—		(625)	—
Purchased power, fuel and cost of gas sold	6,362	2,630		(1)		(625)	8,366
Gross margin(3)(7)	683	656		7		—	1,346
Operation and maintenance expenses	190	544		3		—	737
Selling and marketing expenses	95	—		—		—	95
Bad debt expense	56	2		—		—	58
Contribution margin(7)	342	110		4		—	456
Expenditures for long-lived assets(5)	9	66		7		—	82
Equity investments as of December 31, 2005	—	30		—		—	30
Total assets as of December 31, 2005	2,762	9,871		1,691	(6)	(755)	13,569
2004:
Revenues from external customers(1)	$6,064	$2,034	(8)	$—		$—	$8,098
Intersegment revenues	—	340		—		(340)	—
Purchased power, fuel and cost of gas sold	5,335	1,569		—		(340)	6,564
Gross margin(3)(9)	729	805		—		—	1,534
Operation and maintenance expenses	222	560		—		—	782
Selling and marketing expenses	82	—		—		—	82
Bad debt expense	48	(2)		—		—	46
Contribution margin(9)	377	247		—		—	624
Expenditures for long-lived assets(5)	3	151		6		—	160
Equity investments as of December 31, 2004	—	84		—		—	84
Total assets as of December 31, 2004	1,391	9,759		1,546	(6)	(502)	12,194

(1)             Substantially all revenues are in the United States.

(2)             Includes $1.2 billion in revenues from a single counterparty, which represented 11% of our consolidated revenues and 45% of our wholesale energy segment’s revenues. As of December 31, 2006, $16 million is outstanding from this counterparty.

(3)             Gross margin (revenues less purchased power, fuel and cost of gas sold) excludes depreciation, amortization, labor and other product costs.

(4)             Includes $(287) million, $56 million and $231 million in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized gains (losses) on energy derivatives, which is a non-cash item.

(5)             Long-lived assets include net property, plant and equipment, net goodwill, net other intangibles and equity investments. All of our long-lived assets are in the United States.

(6)             Other operations include discontinued operations of $2 million, $1,084 million and $1,137 million as of December 31, 2006, 2005 and 2004, respectively.

(7)             Includes $(69) million, $(123) million and $(192) million in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized gains (losses) on energy derivatives, which is a non-cash item.

(8)             Includes $792 million in revenues from a single counterparty, which represented 10% of our consolidated revenues and 39% of our wholesale energy segment’s revenues. As of December 31, 2004, no amounts were outstanding from this counterparty.

(9)             Includes $(272) million, $48 million and $(224) million in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized gains (losses) on energy derivatives, which is a non-cash item.

	2006	2005	2004
	(in millions)
Reconciliation of Contribution Margin to Operating Loss and Operating Loss to Net Loss:
Contribution margin	$397	$456	$624
Other general and administrative	172	140	198
Western states and Cornerstone settlements	35	359	—
Loss on sales of receivables	—	—	34
Accrual for payment to CenterPoint	—	—	2
Gain on sale of counterparty claim	—	—	(30)
Gains on sales of assets and emission allowances, net	(159)	(168)	(20)
Depreciation and amortization	373	446	453
Operating loss	(24)	(321)	(13)
Income (loss) of equity investments, net	6	26	(9)
Debt conversion expense	(37)	—	—
Other, net	—	(23)	13
Interest expense	(428)	(399)	(418)
Interest income	34	23	35
Loss from continuing operations before income taxes	(449)	(694)	(392)
Income tax benefit	(122)	(253)	(116)
Loss from continuing operations	(327)	(441)	(276)
Income (loss) from discontinued operations	(2)	111	240
Loss before cumulative effect of accounting changes	(329)	(330)	(36)
Cumulative effect of accounting changes, net of tax	1	(1)	7
Net loss	$(328)	$(331)	$(29)

(19) Impairment of Cost Method Investment

During the second quarter of 2005, we recorded a non-cash charge of $23 million (recorded in other, net) for the impairment of our investment in a communications services company. The impairment charge was based on an internal valuation of projected future cash flows and earnings conducted in connection with the preparation of our interim financial statements. As of December 31, 2006, our remaining non-energy investments have a net book value of $5 million and are included in other long-term assets.

(20) Sales of Assets and Emission Allowances

We included the following (all from our wholesale energy segment) in our results of operations through the date of sale.

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

Emission Allowances.   Sales consist of:

	2006		2005		2004
	(in millions)
SO2	$202	(1)	$209	(2)	$40
NOx	—		28	(3)	20
	$202		$237		$60

(1)             Sold 182,000 tons relating to 2006 through 2010 vintage years.

(2)             Sold 242,000 tons relating to 2005 through 2009 vintage years.

(3)             Sold 9,000 tons relating to 2005 through 2007 vintage years.

Summary of Gains and Losses.

	2006	2005	2004
	(in millions)
Emission allowances	$159	$160	$19
REMA hydropower plants	—	12	—
Landfill-gas fueled power plants	—	(4)	—
Other, net	—	—	1
Gains on sales of assets and emission allowances, net	$159	$168	$20

(21) Discontinued Operations

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

Assumptions Related to Debt, Deferred Financing Costs and Interest Expense on Discontinued Operations.   Based on our contractual obligation (at the time the purchase and sale agreement was executed) to utilize a portion of the net proceeds from the sale to prepay debt, we have classified $638 million of debt as discontinued operations as of December 31, 2005. We have also classified as discontinued operations the related deferred financing costs and interest expense on this debt. We allocated $15 million, $39 million and $50 million of related interest expense during 2006, 2005 and 2004, respectively, to discontinued operations.

(b)    Ceredo Plant.

In 2005, we sold our 505 MW Ceredo power plant for $100 million. We used the net cash proceeds of $100 million to pay down a portion of our senior secured term loans. During the third quarter of 2005, we began to report results of Ceredo’s operations as discontinued operations effective January 1, 2005. The plant was a part of our wholesale energy segment.

(c)    Liberty.

In 2004, we transferred our ownership interests in Liberty, including its non-recourse debt, to Liberty’s lenders. Liberty owned a 530 MW power generation facility and had been in default under its credit agreement. The plant was a part of our wholesale energy segment. We have reported the results of our Liberty operations as discontinued operations since the fourth quarter of 2004. We did not provide or receive any cash consideration in connection with the transfer to Liberty’s lenders. We allocated $21 million of related interest expense during 2004 to discontinued operations.

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

Pursuant to the terms of certain credit agreements to apply all net cash proceeds from the sale to pay off indebtedness (including swap obligations), we have reported the debt repaid through the sale, related interest rate swaps and related deferred financing costs, including associated interest, as discontinued operations. We allocated $47 million of related interest expense during 2004 to discontinued operations.

(e)    European Energy.

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

(f)    All Discontinued Operations.

The following summarizes certain financial information of the businesses reported as discontinued operations:

	New York Plants		Ceredo Plant(1)		Liberty		Orion Power Hydropower Plants		European Energy	Total
2006
Revenues	$108		$—		$—		$—		$—	$108
Loss before income tax expense/benefit	(7	)(2)	—		—		—		—	(7)
2005
Revenues	$996		$—		$—		$—		$—	$996
Income (loss) before income tax expense/benefit	18	(3)	(27	)(4)	—		—		52	43
2004
Revenues	$633		N/A		$86		$95		$—	$814
Income (loss) before income tax expense/benefit	123		N/A		(98	)(5)	187	(6)	9	221

(1)             Prior to January 1, 2005, Ceredo did not qualify for discontinued operations.

(2)             Includes an additional pre-tax loss on disposal of $16 million primarily due to changes in derivative assets not terminated as of the date of sale. The cumulative pre-tax loss on disposal through December 31, 2006 is $255 million.

(3)             Includes $239 million estimated loss on disposal.

(4)             Includes $27 million loss on disposal.

(5)             Includes $70 million loss on disposal.

(6)             Includes $208 million gain on disposal.

The following summarizes the assets and liabilities related to New York discontinued operations:

	December 31,
	2006	2005
	(in millions)
Current Assets:
Accounts receivable, net	$2	$51
Derivative assets	—	87
Other current assets	—	65
Total current assets	2	203
Property, Plant and Equipment, net	—	761
Other Assets:
Other intangibles, net	—	69
Derivative assets	—	43
Other	—	8
Total long-term assets	—	881
Total Assets	$2	$1,084
Current Liabilities:
Accounts payable, principally trade	—	$30
Derivative liabilities	—	50
Other current liabilities	3	16
Total current liabilities	3	96
Other Liabilities:
Accumulated deferred income taxes	—	120
Other liabilities	—	22
Total other liabilities	—	142
Long-term Debt	—	638
Total long-term liabilities	—	780
Total Liabilities	3	876
Accumulated other comprehensive loss	$—	$—

RELIANT ENERGY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

2006, 2005 and 2004

(Thousands of Dollars)

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Income		Charged to Other Accounts(1)	Deductions from Reserves(2)	Balance at End of Period
2006
Allowance for doubtful accounts	$34,054	$86,961		$—	$(87,683)	$33,332
Reserves deducted from derivative assets	197,384	(68,240)		—	(2,434)	126,710
Reserves for severance	1,860	3,845		—	(5,705)	—
2005
Allowance for doubtful accounts	41,636	57,817		—	(65,399)	34,054
Reserves deducted from derivative assets	87,323	128,306		33	(18,278)	197,384
Reserves for severance	1,325	8,664		—	(8,129)	1,860
2004
Allowance for doubtful accounts	46,184	45,707		—	(50,255)	41,636
Reserves deducted from derivative assets	16,273	52,110		19,948	(1,008)	87,323
Reserves for accrue-in-advance major maintenance	9,647	(9,647	)(3)	—	—	—
Reserves for severance	4,592	30,618		—	(33,885)	1,325

(1)             Represents charges to accumulated other comprehensive income/loss.

(2)             Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the allowance for doubtful accounts, such deductions are net of recoveries of amounts previously written off.

(3)             See note 2(q) to our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members
RERH Holdings, LLC:

We have audited the accompanying consolidated balance sheet of RERH Holdings, LLC and subsidiaries (the Company), as of December 31, 2006, and the related consolidated statements of operations, members’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RERH Holdings, LLC and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Houston, Texas
February 26, 2007

RERH HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Thousands of Dollars)

2006
Revenues:
Electricity sales and services revenues	$7,460,341
Expenses:
Purchased power	2,790,009
Purchased power—affiliates	3,937,469
Operation and maintenance	206,397
Operation and maintenance—affiliates	25,917
Selling, general and administrative	231,692
Selling, general and administrative—affiliates	70,060
Depreciation and amortization	29,490
Total operating expense	7,291,034
Operating Income	169,307
Other Income (Expense):
Other, net	22
Interest expense	(28,198)
Interest income	2,481
Interest income, net—affiliates	104,427
Total other income	78,732
Income Before Income Taxes	248,039
Income tax expense	96,180
Net Income	$151,859

See Notes to the Consolidated Financial Statements

RERH HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

December 31,
2006
ASSETS
Current Assets:
Cash and cash equivalents	$136,017
Restricted cash	13,000
Accounts receivable and unbilled revenue, principally customer, net of allowance of $29,386	732,975
Accumulated deferred income taxes	206,795
Derivative assets	422,098
Prepayments and other current assets	41,603
Total current assets	1,552,488
Property, Plant and Equipment, net	54,340
Other Assets:
Goodwill	31,631
Derivative assets	127,028
Accumulated deferred income taxes	30,365
Other	17,069
Total other assets	206,093
Total Assets	$1,812,921
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable, principally trade	$396,728
Payable to affiliates, net	38,970
Retail customer deposits	67,068
State income taxes payable	23,166
Other taxes payable	53,585
Accrual for transmission and distribution charges	60,654
Derivative liabilities	904,108
Other	52,331
Total current liabilities	1,596,610
Other Liabilities:
Derivative liabilities	225,997
Other	19,043
Total other liabilities	245,040
Commitments and Contingencies
Members’ Equity:
Members’ equity	(28,729)
Total members’ equity	(28,729)
Total Liabilities and Members’ Equity	$1,812,921

See Notes to the Consolidated Financial Statements

RERH HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)

2006
Cash Flows from Operating Activities:
Net income	$151,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,490
Deferred income taxes	(108,547)
Net changes in energy derivatives	407,649
Non-cash federal income tax contributions from Reliant Energy, Inc., net	179,222
Other, net	1,118
Changes in other assets and liabilities:
Accounts receivable and unbilled revenue, net	196,846
Receivables/payables—affiliates	(481,521)
Margin deposits, net	(2,775)
Net derivative assets and liabilities	(76,112)
Accounts payable	271,019
Other current assets	10,763
Other current liabilities	31,057
Other assets	342
Retail customer deposits	6,158
State income taxes payable	9,032
Other taxes payable	14,311
Accrual for transmission and distribution charges	16,344
Other liabilities	(3,477)
Net cash provided by operating activities	652,778
Cash Flows from Investing Activities:
Restricted cash	(13,000)
Capital expenditures	(9,424)
Net cash used in investing activities	(22,424)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(450,000)
Distributions to Reliant Energy, Inc.	(2,944)
Changes in note with Reliant Energy, Inc., net	(50,115)
Net cash used in financing activities	(503,059)
Net Change in Cash and Cash Equivalents	127,295
Cash and Cash Equivalents at Beginning of Period	8,722
Cash and Cash Equivalents at End of Period	$136,017
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid to affiliate	$2,942
Interest paid (net of amounts capitalized) to third parties	29,090
Income taxes paid (net of income tax refunds received)	16,472
Non-cash Disclosure:
Contributions from Reliant Energy, Inc., net	171,629
Transfer of certain assets and liabilities from Reliant Energy Electric Solutions, LLC to Reliant Energy Power Supply, LLC, net	329,807
Transfer of certain assets and liabilities from Reliant Energy Services, Inc. to Reliant Energy Power Supply, LLC, net	(329,773)
Distribution to Reliant Energy, Inc. of Reliant Energy Solutions East, LLC	(2,058)
Distribution to Reliant Energy, Inc. of note receivable	(1,943,943)

See Notes to the Consolidated Financial Statements

RERH HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME
(Thousands of Dollars)

	Members’ Equity	Comprehensive Income
Balance at December 31, 2005	$1,596,694
Net income	151,859	$151,859
Contributions from Reliant Energy, Inc., net	171,629
Distribution to Reliant Energy, Inc. of Reliant Energy Solutions East, LLC	(5,002)
Distribution to Reliant Energy, Inc. of note receivable	(1,943,943)
Transfer of certain assets and liabilities from Reliant Energy Electric Solutions, LLC to Reliant Energy Power Supply, LLC, net	329,807
Transfer of certain assets and liabilities from Reliant Energy Services, Inc. to Reliant Energy Power Supply, LLC, net	(329,773)
Comprehensive income		$151,859
Balance at December 31, 2006	$(28,729)

See Notes to the Consolidated Financial Statements

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Background and Basis of Presentation

Background.   “Retail Holdings” refers to RERH Holdings, LLC, a Delaware limited liability company, which is a wholly-owned subsidiary of Reliant Energy, Inc. and was formed in July 2006. However, no activity occurred until December 1, 2006. The transfer of Reliant Energy Retail Holdings, LLC and its subsidiaries by Reliant Energy, Inc. into Retail Holdings is a transfer of equity interests between entities under common control. Accordingly, the results of operations of RERH Holdings, LLC and its consolidated subsidiaries (RERH Holdings) reflect the transfer as if it occurred at the beginning of 2006. “Reliant Energy” refers to Reliant Energy, Inc. and its consolidated subsidiaries. Reliant Energy, Inc. is the sole Class A member and holds all 1,000 membership units of that class of Retail Holdings. In connection with the credit-enhanced retail structure, Merrill Lynch Commodities, Inc. owns one Class B membership unit, which is all of the issued and outstanding units of that class for Retail Holdings. The Class B member has only limited rights to vote on certain matters and no interest in profits and losses.

In preparation for and in connection with the credit-enhanced retail structure, RERH Holdings made ownership changes relating to entities, assets and liabilities during 2006. The following occurred (related amounts are included on the consolidated statements of members’ equity and comprehensive income):

•       Formed Reliant Energy Power Supply, LLC in April 2006 to procure the purchased power for RERH Holdings’ Texas retail customers. Reliant Energy Power Supply, LLC began procuring power in July 2006.

•       Reliant Energy Solutions East, LLC was distributed to Reliant Energy, Inc. on October 1, 2006 as this entity does business for retail customers outside of Texas.

•       Certain assets and liabilities were transferred from Reliant Energy Electric Solutions, LLC and Reliant Energy Services, Inc. (both of which are not subsidiaries of Retail Holdings) to Reliant Energy Power Supply, LLC in the third and fourth quarters of 2006 as these related to supply positions for the Texas retail customers.

RERH Holdings provides electricity products and related services to end-use customers ranging from residential and small business customers to commercial, industrial and governmental/institutional customers in Texas. Approximately 68% of RERH Holdings’ residential and small business customers are in the Houston area. Through September 30, 2006, RERH Holdings included the operations and related revenues and expenses for Reliant Energy’s business with retail customers outside of Texas in the market operated by PJM Interconnection, LLC, primarily in New Jersey, Maryland, the District of Columbia and Pennsylvania.

As of December 31, 2006, RERH Holdings’ subsidiaries include:

Subsidiary	Formation Date
Reliant Energy Retail Holdings, LLC (the predecessor parent)	September 2000
Reliant Energy Retail Services, LLC	September 2000
RE Retail Receivables, LLC	June 2002
Reliant Energy Power Supply, LLC	April 2006

Basis of Presentation.   These consolidated statements include all revenues and costs directly attributable to RERH Holdings including costs for facilities and costs for functions and services performed by Reliant Energy and charged to RERH Holdings. All significant intercompany transactions have been eliminated.

(2)          Summary of Significant Accounting Policies

(a)          Use of Estimates and Market Risk and Uncertainties.

Management makes estimates and assumptions to prepare financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) that affect:

•       the reported amount of assets, liabilities and equity,

•       the reported amounts of revenues and expenses and

•       disclosure of contingent assets and liabilities at the date of the financial statements.

RERH Holdings’ critical accounting estimates include:  (a) derivative assets and liabilities; (b) estimated revenues and energy supply costs; and (c) deferred tax assets, valuation allowances and tax liabilities. Actual results could differ from the estimates.

RERH Holdings is subject to various risks inherent in doing business. See notes 2(c), 2(d), 2(e), 2(g), 4, 6, 7, 8, 9 and 10.

(b)           Principles of Consolidation.

Retail Holdings includes its accounts and those of its wholly-owned subsidiaries in its consolidated financial statements.

(c)            Revenues.

Gross revenues for energy sales and services to residential and small business customers and electric sales to commercial, industrial and governmental/institutional customers are recognized upon delivery and include estimated energy and services delivered but not billed by the end of the period.

As of December 31, 2006, RERH Holdings recorded unbilled revenues of $398 million for retail energy sales. Accrued unbilled revenues are based on RERH Holdings’ estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on daily forecasted volumes and estimated customer usage by class. Unbilled revenues are calculated by multiplying volume estimates by the applicable rate by customer class. Estimated amounts are adjusted when actual usage is known and billed.

(d)           Derivatives and Hedging Activities.

RERH Holdings accounts for its derivatives instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (SFAS No. 133).

For hedging activities, RERH Holdings uses both derivative and non-derivative contracts that provide for settlement in cash or by delivery of a commodity. The primary types of derivative instruments RERH Holdings uses are forwards, futures, swaps and options. RERH Holdings accounts for its derivatives under one of two accounting methods (mark-to-market or accrual accounting (under the normal purchase/normal sale exception)) based on facts and circumstances. The fair values of derivative activities are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

Realized gains and losses on derivatives contracts not held for trading purposes are reported either on a net or gross basis based on the relevant facts and circumstances. Hedging transactions that do not physically flow are included in the same caption as the items being hedged. A summary of RERH Holdings’ derivative activities and classification in its results of operations is:

Instrument	Purpose for Holding or Issuing Instrument(1)	Transactions that Physically Flow	Transactions that Financially Settle(2)
Power futures, forward, swap and	Power sales to end-use retail customers	Revenues	N/A(3)
option contracts	Supply management revenues	Revenues	Purchased power
	Power purchases	Purchased power	Purchased power

Natural gas and fuel futures, forward, swap and option contracts	Natural gas and fuel purchases/sales	N/A(3)	Purchased power

(1)             The purpose for holding or issuing is not impacted by the accounting method elected for each instrument.

(2)             Includes classification for mark-to-market derivatives.

(3)             N/A is not applicable.

In addition to market risk, RERH Holdings is exposed to credit and operational risk. Reliant Energy has a risk control framework, to which RERH Holdings is subject, to manage these risks, which include:  (a) measuring and monitoring these risks, (b) review and approval of new transactions relative to these risks, (c) transaction validation and (d) portfolio valuation and reporting. RERH Holdings uses mark-to-market valuation, value-at-risk and other metrics in monitoring and measuring risk. Reliant Energy’s risk control framework includes a variety of separate but complementary processes, which involve commercial and senior management and Reliant Energy’s Board of Directors. See note 2(e) for further discussion of RERH Holdings’ credit policy.

Set-off of Derivative Assets and Liabilities.   Where derivative instruments are subject to a master netting agreement and the accounting criteria to offset are met, RERH Holdings presents its derivative assets and liabilities on a net basis. Derivative assets/liabilities and accounts receivable/payable are presented and set-off separately in the consolidated balance sheets although in most cases contracts permit the set-off of derivative assets/liabilities and accounts receivable/payable with a given counterparty.

(e)            Credit Risk.

RERH Holdings has a credit policy that governs the management of credit risk, including the establishment of counterparty credit limits and specific transaction approvals. Credit risk is monitored daily and the financial condition of counterparties is reviewed periodically. RERH Holdings tries to mitigate credit risk by entering into contracts that permit netting and allow it to terminate upon the occurrence of certain events of default. RERH Holdings measures credit risk as the replacement cost for its derivative positions plus amounts owed for settled transactions.

RERH Holdings’ credit exposure is based on its derivative assets and accounts receivable from its power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties. As of December 31, 2006, one non-investment grade counterparty represented 99% ($261 million) of RERH Holdings’ credit exposure.

(f)             Selling, General and Administrative Expenses.

Selling, general and administrative expenses include, among other items,  (a) selling and marketing, (b) bad debt expense, (c) financial services, (d) legal costs, (e) regulatory costs and (f) certain benefit costs. Some of the expenses are allocated from affiliates (see note 3).

(g)           Property, Plant and Equipment and Depreciation Expense.

RERH Holdings computes depreciation using the straight-line method based on estimated useful lives. Depreciation expense was $29 million during 2006.

	Estimated Useful	December 31,
	Lives (Years)	2006
		(in millions)
Information technology	3 – 10	$174
Furniture and leasehold improvements	3 – 10	6
Assets under construction		5
Total		185
Accumulated depreciation		(131)
Property, plant and equipment, net		$54

RERH Holdings periodically evaluates property, plant and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. RERH Holdings recorded no material property, plant and equipment impairments during 2006.

(h)          Intangible Assets and Amortization Expense.

Goodwill.   RERH Holdings performs its goodwill impairment test annually on April 1 and when events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2006, RERH Holdings had $19 million of goodwill that is deductible for United States income tax purposes in future periods.

Other Intangibles.   RERH Holdings recognizes specifically identifiable intangible assets, including renewable energy credits, when specific rights and contracts are acquired. RERH Holdings has no intangible assets with indefinite lives recorded as of December 31, 2006.

(i)             Income Taxes.

Federal.   RERH Holdings is included in the consolidated federal income tax returns of Reliant Energy and calculates its income tax provision on a separate return basis, whereby Reliant Energy pays all federal income taxes on RERH Holdings’ behalf and is entitled to any related tax savings. The difference between RERH Holdings’ current federal income tax expense or benefit, as calculated on a separate return basis, and related amounts paid to/received from Reliant Energy, if any, are recorded in RERH Holdings’ financial statements as adjustments to members’ equity. Deferred federal income taxes reflected on RERH Holdings’ consolidated balance sheet will ultimately be settled with Reliant Energy. See notes 3 and 8.

State.   RERH Holdings is included in the consolidated state income tax returns of Reliant Energy. It calculates its state provision, related payables or receivables and deferred state income taxes on a separate return basis and primarily settles the related assets and liabilities directly with the governmental entity. See note 8.

(j)              Cash and Cash Equivalents.

RERH Holdings records all highly liquid short-term investments with maturities of three months or less as cash equivalents.

(k)           Restricted Cash.

Restricted cash is comprised of funds received in error and subsequently returned.

(l)              Allowance for Doubtful Accounts.

RERH Holdings accrues an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing counterparty credit ratings (for commercial and industrial customers), historical collections, accounts receivable agings and other factors. RERH Holdings writes-off accounts receivable balances against the allowance for doubtful accounts when it determines a receivable is uncollectible.

(m)       New Accounting Pronouncement Not Yet Adopted—Fair Value.

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement is applicable for RERH Holdings beginning in 2008. It applies under other accounting pronouncements that require or permit fair value measurements. The adoption, which RERH Holdings plans to assess during 2007, could have a significant impact on its consolidated financial statements.

(3)          Related Party Transactions

These financial statements include the impact of significant transactions between RERH Holdings and Reliant Energy. The majority of these transactions involve the purchase or sale of energy, capacity or related services from or to RERH Holdings and allocations of costs to RERH Holdings for support services.

Support and Technical Services.   Reliant Energy provides commercial support, technical services and other corporate services to RERH Holdings. During 2006, Reliant Energy allocates certain support services costs to RERH Holdings based on RERH Holdings’ underlying planned operating expenses relative to the underlying planned operating expenses of other entities to which Reliant Energy provides similar services and also charges RERH Holdings for certain other services based on usage. Management believes this method of allocation is reasonable. These allocations and charges were not necessarily indicative of what would have been incurred had RERH Holdings been an unaffiliated entity. Effective with the credit-enhanced retail structure, beginning December 1, 2006, Reliant Energy charges a fee for these services calculated in the same manner and including a mark-up percentage of 1.5%, which was insignificant in 2006.

The following details the amounts recorded as operation and maintenance—affiliates and selling, general and administrative—affiliates:

2006
(in millions)
Allocated or charged by Reliant Energy(1)	$96

(1)             Includes $3 million for RERH Holdings’ share of allocated rent expense.

Services from Reliant Energy Electric Solutions, LLC  and Reliant Energy Services, Inc.   Reliant Energy Retail Holdings, LLC transferred its interest in Reliant Energy Electric Solutions, LLC (REES) to Reliant Energy on January 1, 2005. During 2006 (through November 30, 2006), REES and Reliant Energy Services, Inc. (RES) primarily provided the energy supply services to RERH Holdings. The administrative costs for these services are included in the corporate support services allocations discussed above. Prior to December 1, 2006, REES and RES entered into contracts with third parties for the purposes of supplying RERH Holdings with some of the electricity necessary to serve its retail customers. RERH Holdings reimbursed REES and RES for the ultimate price of any electricity sold from REES/RES to RERH Holdings, including costs of derivative instruments, upon final delivery of that electricity. These supply contracts are subject to the provisions of the master commodity purchase and sale agreements, master netting arrangements and other contractual arrangements that REES and RES utilize with third-party customers and suppliers in connection with their supply portfolio management activities, including those activities undertaken for RERH Holdings. Effective December 1, 2006, RERH Holdings manages primarily all of its electricity supply portfolio directly with third parties.

2006
(in millions)
Purchased power from Reliant Energy under various commodity agreements(1)	$3,937

(1)             Recorded in purchased power—affiliates.

Notes Receivable—Reliant Energy, Inc.   Reliant Energy manages RERH Holdings’ daily cash balances. Prior to the credit-enhanced retail structure, excess cash was advanced to Reliant Energy, which provided a cash management function, and was recorded in notes receivable from Reliant Energy, Inc. RERH Holdings recorded interest income or expense, based on whether RERH Holdings invested excess funds, or borrowed funds from Reliant Energy. The amount of net interest income was $104 million during 2006. During 2006, this note receivable was distributed to Reliant Energy as a non-cash equity distribution in the amount of $1.9 billion.

Naming Rights to Houston Sports Complex.   In 2000, Reliant Energy acquired the naming rights, including advertising and other benefits, for a football stadium and other convention and entertainment facilities. Pursuant to this agreement, Reliant Energy is required to pay $10 million per year from 2002 through 2032. These costs are charged to RERH Holdings by Reliant Energy and are included in selling, general and administrative expense.

Income Taxes.   See discussion in note 2(i) regarding RERH Holdings’ policy with regards to income taxes.

2006
(in millions)
Non-cash federal income tax contributions from Reliant Energy, Inc., net	$179

(4)          Derivatives and Hedging Activities

RERH Holdings’ derivative portfolio is $581 million (net liability) as of December 31, 2006. RERH Holdings has no cash flow hedges as of December 31, 2006.

(5)          Debt

(a)          Working Capital Facility.

In connection with the credit-enhanced retail structure, on December 1, 2006, RERH Holdings entered into a $300 million working capital facility agreement with Merrill Lynch & Co., Inc. and affiliates (Merrill Lynch). As of December 31, 2006, no amount was outstanding under this facility. Loans bear interest at LIBOR plus 0.45% or a base rate. Borrowings under this facility will mature on the 90th day after the termination of the credit sleeve and reimbursement agreement with Merrill Lynch. The working capital facility includes a $150 million minimum adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) requirement for RERH Holdings for each trailing four-quarter period. The covenants under the credit sleeve and reimbursement agreement with Merrill Lynch also apply to the working capital facility. The obligations of RERH Holdings are non-recourse to Reliant Energy.

(b)           Receivables Facility.

RERH Holdings had a receivables facility arrangement to sell an undivided interest in accounts receivable from its business to financial institutions on an ongoing basis. In connection with the credit-enhanced retail structure, this agreement was terminated and RERH Holdings repaid $450 million on December 1, 2006.

The borrowings under the facility bore interest at floating rates that included fees based on the facility’s level of commitment and utilization. RERH Holdings serviced the receivables and received a fee of 0.4% of cash collected during 2006, which approximated the actual service costs.

(6)          Credit-Enhanced Retail Structure

The credit sleeve and reimbursement agreement (the agreement) and a working capital facility agreement, providing for revolving credit loans, each with Merrill Lynch became effective on December 1, 2006, which substantially eliminated collateral postings for RERH Holdings’ business, although these collateral postings were made by Reliant Energy, not RERH Holdings.

Under the agreement, Merrill Lynch provides guarantees and the posting of collateral to RERH Holdings’ counterparties in supply transactions for its Texas retail energy business. Cash flow activity in connection with these contracts and related collateral is classified as operating cash flow. RERH Holdings recorded an unrealized loss on energy derivatives of $18 million due to the differences in quantity between contracts with Merrill Lynch and its contracts with the exchange relating to existing financially settled supply contracts.

RERH Holdings paid Merrill Lynch a one-time structuring fee of $13 million, which was expensed as general and administrative costs. RERH Holdings also pays a fee to Merrill Lynch of $0.40 for each megawatt hour (MWh) of power that it delivers to its Texas retail customers. This fee is classified as interest expense. RERH Holdings is obligated to reimburse Merrill Lynch to the extent that any guarantees are called upon or any collateral posted by Merrill Lynch is foreclosed upon.

The initial term of the agreement is five years. RERH Holdings is permitted to terminate at any time, subject to a make-whole payment during the first two years of the agreement. Merrill Lynch does not have an early termination option. The agreement (a) restricts the ability of RERH Holdings to, among other actions, (i) encumber its assets, (ii) sell certain assets, (iii) incur additional debt, (iv) pay dividends or pay subordinated debt, (v) make investments or acquisitions or (vi) enter into transactions with affiliates and (b) requires RERH Holdings to manage its risks related to commodity prices.

In connection with the agreement, Reliant Energy implemented a structure so that the entities comprising its Texas retail energy business became subsidiaries of Retail Holdings. RERH Holdings’ obligations under the agreement with Merrill Lynch and the retail working capital facility are secured by first liens on the assets of RERH Holdings. Retail Holdings and its subsidiaries are designed to maintain the separate nature of their assets, avoid consolidation of such assets with the bankruptcy estate of Reliant Energy in the event Reliant Energy ever becomes subject to such a proceeding, and ensure that such assets are available first and foremost to satisfy their creditors’ claims. The obligations of RERH Holdings under the agreement and the retail working capital facility are non-recourse to Reliant Energy. See note 5(a) for discussion of the retail working capital facility.

(7)          Benefit Plans

RERH Holdings’ eligible employees participate in Reliant Energy’s stock-based incentive plans. During 2006, RERH Holdings’ after-tax stock-based incentive plans compensation expense was $3 million.

RERH Holdings’ employees participate in Reliant Energy’s employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the plans, participating employees may contribute a portion of their compensation generally up to a maximum of 50% in total for pre-tax and/or Roth 401(k) plus 16% after-tax during 2006. RERH Holdings’ savings plan benefit expense, including matching and discretionary contributions, was $4 million during 2006.

(8)          Income Taxes

(a)          Summary.

RERH Holdings’ income tax expense (benefit) is:

2006
(in millions)
Current:
Federal	$179
State	26
Total current	205
Deferred:
Federal	(95)
State	(14)
Total deferred	(109)
Income tax expense	$96

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

2006
(in millions)
Income before income taxes	$248
Federal statutory rate	35%
Income tax expense at statutory rate	87
Net addition (reduction) in taxes resulting from:
State income taxes, net of federal income taxes	8
Other, net	1
Total	9
Income tax expense	$96
Effective rate	39%

December 31,
2006
(in millions)
Deferred tax assets:
Current:
Derivative liabilities, net	$202
Allowance for doubtful accounts and credit provisions	11
Employee benefits	1
Total current deferred tax assets	214
Non-current:
Derivative liabilities, net	39
Employee benefits	2
Total non-current deferred tax assets	41
Total deferred tax assets	$255
Deferred tax liabilities:
Current:
Other	7
Total current deferred tax liabilities	7
Non-current:
Depreciation and amortization	$17
Other	1
Total non-current deferred tax liabilities	18
Total deferred tax liabilities	$25
Accumulated deferred income taxes, net	$230

(b)           Valuation Allowances.

RERH Holdings assesses quarterly its future ability to use deferred tax assets. These assessments included an evaluation of its recent history of earnings and losses, future reversals of temporary differences and identification of other sources of future taxable income, including the identification of tax planning strategies in certain situations. Based on the analysis, RERH Holdings determined that no valuation allowance is needed for its deferred tax assets as of December 31, 2006.

(c)            Tax Contingencies.

Reliant Energy’s income tax returns, including years when it was included in CenterPoint’s consolidated tax group, for the 1997 to 2004 tax reporting periods are under audit by federal and state taxing authorities. These audits may result in additional taxes, interest and penalties or revisions of the timing of tax payments. RERH Holdings classifies interest and penalties related to income taxes in income tax expense/benefit. As RERH Holdings is a part of the consolidated income tax returns of Reliant Energy, it could be subject to additional taxes. RERH Holdings evaluates the need for contingent tax liabilities on a quarterly basis and records any estimable and probable tax exposures in its results of operations. In addition, RERH Holdings discloses any material tax contingencies as to which it believes there is a reasonable possibility of a future tax assessment.

As of December 31, 2006, RERH Holdings does not have any accrued contingent federal or state tax liabilities.

RERH Holdings believes that the substantial majority of certain payments and charges are deductible for income tax purposes; however, no assurance can be given that the Internal Revenue Service would not assert, or that a court would not sustain, a contrary position. This payment includes:

•       $177 million to CenterPoint during 2004 related to residential customers.

(d)           Changes in Accounting for Income Taxes or Tax Laws.

The FASB issued guidance clarifying the accounting for uncertainty in income taxes. Pursuant to the new guidance, which is effective for RERH Holdings in 2007, tax benefits are only recorded for positions where it is more-likely-than-not that reported tax return treatment would be sustained if audited by relevant taxing authorities. Additional rules are provided for interest, penalties, changes in benefit recognition and other related matters. RERH Holdings is currently in the process of determining the impact of this adoption. Based on its latest estimates, RERH Holdings does not expect the adoption to have a material impact on its consolidated financial statements.

In May 2006, the State of Texas enacted substantial changes to its tax system. Effective January 1, 2007, the current Texas franchise tax comprised of taxable capital and earned surplus components was replaced with a revised franchise tax based on modified gross revenue. As a result of the Texas law change, during 2006, RERH Holdings decreased its net deferred state tax liabilities by $9 million to reflect the estimated cumulative change to deferred tax items.

(9)          Commitments

(a)          Lease Commitments.

Cash Obligations Under Operating Leases.   RERH Holdings’ projected cash obligations under non-cancelable long-term operating leases as of December 31, 2006 are (in millions):

2007	$12
2008	7
2009	4
2010	4
2011	3
2012 and thereafter	1
Total	$31

Operating Lease Expense.   Total lease expense for all operating leases was $12 million during 2006.

(b)           Guarantees and Indemnifications.

Equity Pledged as Collateral to Reliant Energy.   Retail Holdings’ equity is pledged as collateral under certain of Reliant Energy’s credit and debt agreements, which have an outstanding balance of $2.8 billion as of December 31, 2006.

Other.   RERH Holdings enters into contracts that include indemnification and guarantee provisions. In general, RERH Holdings enters into contracts with indemnities for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. Examples of these contracts include asset sales agreements, retail supply agreements, service agreements and procurement agreements.

RERH Holdings is unable to estimate its maximum potential exposure under these provisions until an event triggering payment under these provisions occurs. RERH Holdings does not expect to make any material payments under these provisions.

(c)            Other Commitments.

Purchased Power Commitments.   RERH Holdings is a party to purchased power contracts of various quantities and durations that are not classified as derivative assets and liabilities. These contracts are not included in the consolidated balance sheet as of December 31, 2006. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2006:

	Purchased Power Commitments
	Fixed Pricing	Variable Pricing(1)
	(in millions)
2007	$50	$21
2008	—	11
2009	—	9
2010	—	—
2011	—	—
2012 and thereafter	—	—
Total	$50	$41

(1)             For contracts with variable pricing components, RERH Holdings estimated prices based on forward commodity curves as of December 29, 2006.

As of December 31, 2006, the maximum remaining term under any individual purchased power contract is three years.

Sales Commitments.   As of December 31, 2006, RERH Holdings has sales commitments, including electric energy and capacity sales contracts, which are not classified as derivative assets and liabilities. The estimated minimum sales commitments under these contracts are as follows:

	Fixed Pricing(1)	Variable Pricing(1)(2)
	(in millions)
2007	$2,378	$1,553
2008	583	1,156
2009	320	281
2010	64	54
2011	3	8
Total	$3,348	$3,052

(1)             In connection with the credit-enhanced retail structure, RERH Holdings estimates the fee for each MWh delivered under these sales commitments to be $16 million, $8 million, $3 million and $1 million during 2007, 2008, 2009 and 2010, respectively.

(2)             For contracts with variable pricing components, RERH Holdings estimated prices based on forward commodity curves as of December 29, 2006.

(10)   Contingencies

RERH Holdings is involved in legal and other matters before courts and governmental agencies. Unless otherwise noted, RERH Holdings cannot predict the outcome of these matters.

PUCT Cases.   There are various proceedings pending before the state district court in Travis County, Texas, seeking reviews of the Public Utility Commission of Texas (PUCT) orders relating to the fuel factor component used in the “price-to-beat” tariff. These proceedings pertain to the same issues affirmed by a district court in Travis County and later by the Travis County Court of Appeals in 2004 in a separate proceeding.

PUCT Complaint.   A market participant has filed a complaint at the PUCT relating to ERCOT’s procedure for allocating replacement reserve charges for 2006. Although it is very early in the process and RERH Holdings is still evaluating the complaint, if the PUCT orders resettlement of the charges and depending on the method of resettlement, RERH Holdings’ share of the resettlement charges could be up to $25 million.

(11)   Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable and payable and derivative assets and liabilities equal their carrying amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Reliant Energy, Inc., Sole Member of Reliant Energy Retail Holdings, LLC Houston, Texas

We have audited the accompanying consolidated balance sheet of Reliant Energy Retail Holdings, LLC and subsidiaries (the “Company”), as of December 31, 2005, and the related consolidated statements of operations, member’s equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reliant Energy Retail Holdings, LLC and subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2006

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)

	2005	2004
Revenues:
Electricity sales and services revenues	$5,997,644	$5,820,647
Expenses:
Purchased power	621,075	3,399,267
Purchased power—affiliates	4,629,342	1,392,472
Operation and maintenance	175,382	205,387
Operation and maintenance—affiliates	17,401	12,834
Selling, general and administrative	153,792	138,279
Selling, general and administrative—affiliates	49,568	85,557
Loss on sales of receivables	—	33,741
Accrual for payment to CenterPoint Energy, Inc.	—	1,600
Loss on sales of assets	4,329	—
Depreciation and amortization	48,656	43,894
Total operating expense	5,699,545	5,313,031
Operating Income	298,099	507,616
Other Income (Expense):
Other, net	275	309
Interest expense	(19,196)	(10,070)
Interest income	300	12,298
Interest income, net—affiliates	102,244	83,040
Total other income	83,623	85,577
Income Before Income Taxes	381,722	593,193
Income tax expense	148,824	221,279
Income Before Cumulative Effect of Accounting Change	232,898	371,914
Cumulative effect of accounting change, net of tax	—	—
Net Income	$232,898	$371,914

See Notes to the Consolidated Financial Statements

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)

December 31,
2005
ASSETS
Current Assets:
Cash and cash equivalents	$8,722
Accounts and notes receivable and unbilled revenue, principally customer, net of allowance of $29,556	852,686
Margin deposits on energy trading and hedging activities	250
Accumulated deferred income taxes	9,882
Prepayments and other current assets	17,171
Total current assets	888,711
Property, Plant and Equipment, net	73,468
Other Assets:
Goodwill	31,631
Other intangibles, net	203
Notes receivable—affiliate	1,893,828
Other	1,492
Total other assets	1,927,154
Total Assets	$2,889,333
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Short-term borrowings	$450,000
Accounts payable, principally trade	125,036
Accounts payable—affiliates	491,683
Retail customer deposits	62,450
State income taxes payable	16,850
Other taxes payable	42,121
Accrual for transmission and distribution charges	44,310
Other	20,247
Total current liabilities	1,252,697
Other Liabilities:
Accumulated deferred income taxes	24,023
Other	15,919
Total other liabilities	39,942
Commitments and Contingencies
Member’s Equity:
Other member’s equity	1,596,694
Accumulated other comprehensive loss	—
Total member’s equity	1,596,694
Total Liabilities and Member’s Equity	$2,889,333

See Notes to the Consolidated Financial Statements

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	2005	2004
Cash Flows from Operating Activities:
Net income	$232,898	$371,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,656	43,894
Deferred income taxes	(6,203)	80,723
Federal income tax contributions from Reliant Energy, Inc., net	136,564	130,450
Net unrealized (gains) losses on energy derivatives	—	(20,335)
Accrual for payment to CenterPoint Energy, Inc.	—	1,600
Loss on sale of assets	4,329	—
Changes in other assets and liabilities:
Accounts and notes receivable and unbilled revenue, net	(201,964)	(44,331)
Receivables facility proceeds, net	—	232,000
Accounts receivable/payable—affiliates	122,966	77,201
Margin deposits on energy trading and hedging activities, net	—	(4,700)
Net derivative assets and liabilities	350	13,576
Accounts payable	14,123	35,533
Other current assets	2,564	(29,561)
Other current liabilities	5,384	(22,518)
Other assets	654	1,364
Retail customer deposits	163	5,118
State income taxes payable	4,244	(25,178)
Other taxes payable	5,327	4,480
Payment to CenterPoint Energy, Inc.	—	(176,600)
Accrual for transmission and distribution charges	317	4,578
Other liabilities	2,707	5,344
Net cash provided by operating activities	373,079	684,552
Cash Flows from Investing Activities:
Capital expenditures	(9,239)	(5,371)
Proceeds from sale of assets, net	27,303	—
Net cash provided by (used in) investing activities	18,064	(5,371)
Cash Flows from Financing Activities:
Payments of long-term debt	—	(1,721)
Increase (decrease) in short-term borrowings, net	223,000	(123,000)
Changes in notes with Reliant Energy, Inc., net	(613,383)	(556,354)
Net cash used in financing activities	(390,383)	(681,075)
Net Change in Cash and Cash Equivalents	760	(1,894)
Cash and Cash Equivalents at Beginning of Period	7,962	9,856
Cash and Cash Equivalents at End of Period	$8,722	$7,962
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid to affiliate	$6,920	$5
Interest paid (net of amounts capitalized) to third party	19,355	9,853
Income taxes paid (net of income tax refunds received)	14,096	35,282
Non-cash Disclosure:
Contributions from Reliant Energy, Inc., net	133,564	130,450
Transfer of Reliant Energy Electric Solutions, LLC to Reliant Energy, Inc.	(273,476)	—

See Notes to the Consolidated Financial Statements

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME
(Thousands of Dollars)

	Other Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity	Comprehensive Income
Balance at December 31, 2003	$1,001,346	$9,236	$1,010,582
Net income	371,914		371,914	$371,914
Contributions from member	130,450		130,450
Other comprehensive income (loss):
Deferred gain from cash flow hedges, net of tax of $5 million		7,616	7,616	7,616
Reclassification of net deferred gain from cash flow hedges into net income, net of tax of $10 million		(16,854)	(16,854)	(16,854)
Comprehensive income				$362,676
Balance at December 31, 2004	1,503,710	(2)	1,503,708
Net income	232,898		232,898	$232,898
Contributions from member	133,564		133,564
Transfer of Reliant Energy Electric Solutions, LLC to Reliant Energy, Inc.	(273,478)	2	(273,476)
Comprehensive income				$232,898
Balance at December 31, 2005	$1,596,694	$—	$1,596,694

See Notes to the Consolidated Financial Statements

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Background and Basis of Presentation

Background.   “RERH LLC” refers to Reliant Energy Retail Holdings, LLC, a Delaware limited liability company. “RERH” refers to Reliant Energy Retail Holdings, LLC and its consolidated subsidiaries. “Reliant Energy” refers to Reliant Energy, Inc. and its consolidated subsidiaries. RERH LLC is a wholly-owned subsidiary of Reliant Energy and was formed in September 2000. Reliant Energy is the sole member and holds all 1,000 shares of RERH LLC.

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

As of December 31, 2005, RERH’s subsidiaries include:

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

Revenues and pre-tax income related to REES were as follows:

2004
(in millions)
Income before income taxes(1)	$82
Income before cumulative effect of accounting changes(1)	51
Net income(1)	51

(1)             A significant portion of the results of operations were energy supply management activities related to the intercompany activities between REES and certain of RERH’s wholly-owned subsidiaries, with the remainder being contracts with the General Land Office.

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

RERH’s critical accounting estimates include:  (a) derivative assets and liabilities (prior to 2005); (b) estimated revenues and energy supply costs; and (c) deferred tax assets, valuation allowances and tax liabilities. Actual results could differ from the estimates.

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

As of December 31, 2005, RERH recorded unbilled revenues of $363 million for retail energy sales. Accrued unbilled revenues are based on RERH’s estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on daily forecasted volumes, estimated customer usage by class and applicable customer rates. Unbilled revenues are calculated by multiplying volume estimates by estimated rates by customer class. Estimated amounts are adjusted when actual usage and rates are known and billed.

Changes in Estimates.   The revenues and the related energy supply costs include estimates of customer usage after consideration of initial usage information provided by the independent system operators and the distribution companies. RERH revises these estimates and records any changes in the period as information becomes available (collectively referred to as “market usage adjustments”). During 2005 and 2004, RERH recognized in gross margin (revenues less purchased power) $13 million of expense and $18 million of expense, respectively, related to market usage adjustments.

(d)           Derivatives and Hedging Activities.

RERH accounts for its derivatives instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (SFAS No. 133)

Prior to RERH transferring its interest in REES to Reliant Energy, for hedging activities, RERH used both derivative and non-derivative contracts that provided for settlement in cash or by delivery of a commodity. The primary types of derivative instruments used were forwards, futures, swaps and options. RERH elected one of three accounting methods (cash flow hedge, mark-to-market or accrual accounting)

for derivatives based on facts and circumstances. The fair values of derivative activities were determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

If certain conditions are met, a derivative instrument may be designated as a cash flow hedge. A derivative is recognized at fair value in the balance sheet whether or not it is designated as a hedge, except for derivative contracts designated as “normal purchases and sales exceptions,” which are not in its consolidated balance sheet or results of operations prior to settlement. As of December 31, 2005, RERH did not have any derivatives designated as cash flow hedges.

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

In July 2003, the EITF issued EITF No. 03-11, which states that realized gains and losses on derivatives contracts not “held for trading purposes” should be reported either on a net or gross basis based on the relevant facts and circumstances. EITF No. 03-11 has no impact on margins or net income. Subsequent to October 1, 2003, due to the adoption of EITF No. 03-11, hedging transactions that do not physically flow are included in the same caption as the items being hedged. A summary of RERH’s derivative activities and classification in its results of operations is:

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

In addition to market risk, RERH is exposed to credit and operational risk. Reliant Energy has a control framework, to which RERH is subject, to manage these risks, which include:  (a) measuring and monitoring these risks, (b) review and approval of new transactions relative to these risks, (c) transaction validation and (d) portfolio valuation and reporting. RERH uses mark-to-market valuation, value-at-risk and other metrics in monitoring and measuring risk. Reliant Energy’s risk control framework includes a variety of separate but complementary processes, which involve commercial and senior management and Reliant Energy’s Board of Directors. See note 2(e) for further discussion of RERH’s credit policy.

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

(e)            Credit Risk.

RERH has a credit policy that governs the management of credit risk, including the establishment of counterparty credit limits and specific transition approvals. Credit risk is monitored and the financial condition of RERH’s counterparties are reviewed periodically. RERH tries to mitigate credit risk by entering into contracts that permit netting and allow RERH to terminate upon the occurrence of certain events of default. RERH measures credit risk as the replacement cost for its derivative positions (through December 31, 2004) plus amounts owed for settled transactions.

As of December 31, 2004, one non-investment grade counterparty represented 90% ($107 million) of RERH’s credit exposure, net of collateral, primarily related to its derivative assets and Electric Reliability Council of Texas (ERCOT) power supply counterparties. RERH did not have any credit exposure from this one counterparty as of December 31, 2005 as the transactions were with REES, which is no longer a subsidiary of RERH. REES has net credit exposure of $708 million as of December 31, 2005 to this non-investment grade counterparty. If the counterparty defaulted, RERH would experience increased purchased power costs going forward. There were no other counterparties representing greater than 10% of RERH’s credit exposure, net of collateral.

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

(g)           Severance Costs.

During 2005 and 2004, RERH incurred $2 million and $8 million, respectively, in severance costs (included in both operation and maintenance and selling, general and administrative expenses), which were substantially paid in each applicable period.

(h)          Property, Plant and Equipment and Depreciation Expense.

RERH computes depreciation using the straight-line method based on estimated useful lives. Depreciation expense was $48 million and $43 million during 2005 and 2004, respectively.

	Estimated Useful	December 31,
	Lives (Years)	2005
		(in millions)
Information technology	3-10	$174
Furniture and leasehold improvements	3-10	9
Assets under construction		5
Total		188
Accumulated depreciation		(115)
Property, plant and equipment, net		$73

RERH periodically evaluates property, plant and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. RERH recorded no material property, plant and equipment impairments during 2005 and 2004.

(i)             Intangible Assets and Amortization Expense.

Goodwill.   RERH performs its goodwill impairment test annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. RERH previously selected November 1 as its annual goodwill impairment testing date since Reliant Energy had historically completed its annual strategic planning process by that date. Reliant Energy has since modified its strategic planning process, which provides key information used in the analysis of RERH’s goodwill impairment test, and such information is no longer completed by November 1. In order to align RERH’s annual goodwill impairment test with Reliant Energy’s annual strategic planning process, to meet the accelerated reporting deadlines and to provide adequate time to complete the analysis each year, beginning in 2005, RERH changed the date on which it performs the annual goodwill impairment test to April 1. The change is not intended to delay, accelerate or avoid an impairment charge. RERH believes that this accounting change is to an alternative accounting principle that is preferable under the circumstances.

Other Intangibles.   RERH recognizes specifically identifiable intangible assets, including emission allowances, demand side management contracts and permanent seat licenses, when specific rights and contracts are acquired. RERH has no intangible assets with indefinite lives recorded as of December 31, 2005.

(j)              Stock-based Compensation.

RERH applies the intrinsic value method of accounting for employee stock-based compensation and expenses it ratably over the vesting period. On January 1, 2006, RERH began to recognize compensation cost for the unvested portion of pre-January 2006 awards and awards granted from that date based on the grant-date fair value of those awards. RERH expects the adoption of the fair value based method of accounting will not have a material impact on its financial position or results of operations. Under the intrinsic value method, RERH adjusts compensation cost for performance-based stock awards and options based on changes in Reliant Energy’s stock price; however, under the fair value based method, RERH recognizes compensation cost based on grant date fair value recognized over the service period. Under the intrinsic value method, RERH does not recognize compensation cost for time-based stock options or Reliant Energy’s employee stock purchase plan; however, under the fair value based method, RERH recognizes compensation cost. The fair value based method of accounting does not change RERH’s compensation cost for time-based restricted stock awards or performance-based cash awards.

Using the Black-Scholes model for determining fair values, RERH’s pro forma results are:

	2005	2004
	(in millions)
Net income, as reported	$233	$372
Add: Stock-based compensation expense included in reported net income, net of tax	—	3
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(2)	(4)
Pro forma net income	$231	$371

RERH uses the Black-Scholes option-pricing model with the following weighted average assumptions and resulting fair values.

	Reliant Energy Stock Options		Reliant Energy Employee Stock Purchase Plan Rights
	2005	2004	2005	2004
Expected life in years	5	5	0.5	0.5
Estimated volatility(1)	45.75%	72.85%	32.97%	41.18%
Risk-free interest rate	4.18%	3.01%	2.94%	1.21%
Dividend yield	0%	0%	0%	0%
Weighted-average fair value	$5.72	$5.00	$3.25	$2.29

(1)             For options, RERH estimated volatility based on an equal weighting of historical and implied volatility of Reliant Energy’s common stock. For employee stock purchase plan rights, RERH estimated volatility based on the historical volatility of Reliant Energy’s common stock.

(k)           Income Taxes.

RERH is included in the consolidated income tax returns of Reliant Energy and calculates its income tax provision on a separate return basis, whereby Reliant Energy pays all federal income taxes on RERH’s behalf and is entitled to any related tax savings. The difference between RERH’s current federal income tax expense or benefit, as calculated on a separate return basis, and related amounts paid or received to/from Reliant Energy, if any, are recorded in RERH’s financial statements as adjustments to member’s equity on its consolidated balance sheets. Deferred income taxes reflected on RERH’s consolidated balance sheet will ultimately be settled with Reliant Energy through member’s equity. See notes 3 and 7.

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

Notes Receivable—Affiliate.   Reliant Energy manages RERH’s daily cash balances. Excess cash is advanced to Reliant Energy, which provides a cash management function, and is recorded in long-term notes receivable—affiliated company. As cash is required to fund operations, Reliant Energy funds RERH’s bank accounts. RERH records interest income or expense, based on whether RERH invested excess funds, or borrowed funds from Reliant Energy. The amount of net interest income is $102 million and $83 million during 2005 and 2004, respectively.

Support Services.   Reliant Energy provides RERH commercial support and other corporate support services. During 2004, Reliant Energy allocated certain support services costs to RERH based on RERH’s operating expenses relative to the operating expenses of other entities to which Reliant Energy provides similar services, allocated certain other support costs to RERH based on number of employees and also charged RERH for certain services based on usage and based on number of employees. Effective January 2005, Reliant Energy began allocating certain support services costs to RERH based on RERH’s underlying planned operating expenses relative to the underlying planned operating expenses of other entities to which Reliant Energy provides similar services and also began charging RERH for certain services based on usage and based on number of employees. Management believes these methods of allocation are reasonable and do not yield significantly different results between the two methodologies. These allocations and charges were not necessarily indicative of what would have been incurred had RERH been an unaffiliated entity. Amounts charged and allocated to RERH for these services were $67 million and $98 million during 2005 and 2004, respectively, and are included in operation and maintenance—affiliates and selling, general and administrative expenses—affiliates. Included in these amounts are $6 million and $13 million for 2005 and 2004, respectively, for RERH’s share of allocated rent expense, which is included in selling, general and administrative expense—affiliates.

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

Payment to CenterPoint in 2004.   In connection with Reliant Energy’s separation agreement with CenterPoint Energy, Inc. (CenterPoint), Reliant Energy made a payment of $177 million to CenterPoint in November 2004 related to RERH’s residential customers. In 2002, RERH entered into an agreement with Reliant Energy to reimburse Reliant Energy for the payment. RERH recognized $2 million, $47 million and $128 million during 2004, 2003 and 2002, respectively. RERH reduced its long-term notes receivable—affiliate for the related reimbursement to Reliant Energy. See note 7.

Reliant Energy Services and REES Energy Supply Services.   Prior to 2003, Reliant Energy Services primarily provided RERH with its energy supply services. During 2003, certain supply contracts were transferred from Reliant Energy Services to RERH’s subsidiary at the time, REES. The value of those contracts was $43 million, net of tax of $27 million, in 2003. This transfer was included in contributions from member in 2003. As discussed in note 1, RERH transferred its interest in REES to Reliant Energy on January 1, 2005. During 2005 and 2004, REES and Reliant Energy Services primarily provided the energy supply services to RERH. During 2005 and 2004, the administrative costs for these services were included in the corporate support services allocations.

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

Purchased power from REES was $4.6 billion during 2005 and purchased power from Reliant Energy Services was $1.4 billion during 2004. These amounts were recorded as purchased power—affiliates. During 2004, REES was a consolidated subsidiary of RERH; therefore, purchased power from REES during 2004 is included in purchased power. Sales and purchases of electricity related to large commercial, industrial and governmental/institutional customers under contracts entered into prior to October 25, 2002, are accounted for on the mark-to-market basis (see note 2(d) for further discussion) and are presented on a net basis. During 2005 and 2004, RERH recognized $0.2 million and $14 million, respectively, of previously unrealized losses related to supply contracts accounted for on a mark-to-market basis prior to 2003.

Income Taxes.   During 2005 and 2004, Reliant Energy made equity contributions to RERH for deemed distributions related to federal income taxes of $133 million and $130 million, respectively. See note 7.

(4)          Derivatives and Hedging Activities

RERH, through REES and Reliant Energy Services, historically used derivative instruments to manage operational or market constraints and to execute its supply procurement strategy. The instruments used were fixed-price derivative contracts to hedge the variability in future cash flows from forecasted sales of power and purchases of power. RERH’s objective in entering into these fixed-price derivatives was to fix the price for a portion of these transactions. See note 2(d).

During 2004, there was no hedge ineffectiveness recognized from derivatives that were designated and qualified as cash flow hedges. In addition, no component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness for these periods. If it became probable that an anticipated transaction would not occur, RERH realized in net income (loss) the deferred gains and losses recognized in accumulated other comprehensive income/loss. During 2004, there were no amounts recognized in the results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur. As a result of RERH transferring its interest in REES effective January 2005, RERH did not have any cash flow hedges or other derivatives during 2005.

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

Prior to September 28, 2004, these transactions were accounted for as sales of receivables; as a result, the related receivables and debt were excluded from the consolidated balance sheet. Effective with the September 28, 2004 amendment to this facility, the qualified special purpose entity (QSPE) ceased to be a QSPE and RERH began consolidating its results of operations and the proceeds from receivables sold to the financial institutions were treated as a financing. As a result, accounts receivable and short-term borrowings of $350 million were included in the consolidated balance sheet as of the amendment date. The borrowings under the facility bear interest at floating rates that include fees based on the facility’s level of commitment and utilization. RERH services the receivables and received a fee of 0.4% of cash collected during 2005 and 2004, which approximates the actual service costs. Reliant Energy also guarantees the performance obligations of the originators of the receivables and the servicing of the receivables.

(6)          Benefit Plans

(a)          Stock-Based Incentive Plans.

Overview.   RERH’s eligible employees participate in stock-based incentive plans described below. The Compensation Committee of Reliant Energy’s Board of Directors administers Reliant Energy’s stock-based incentive plans. The Reliant Energy, Inc. 2002 Long-Term Incentive Plan (the 2002 LTIP) and the Reliant Energy, Inc. 2002 Stock Plan (the 2002 Stock Plan) permit Reliant Energy to grant various stock-based incentive awards to officers, key employees and directors. Awards include stock options, stock appreciation rights, restricted stock, performance awards, cash awards and stock awards.

Prior to the adoption of the plans, participants received awards under the Long-Term Incentive Plan of Reliant Energy, Inc. (the 2001 LTIP) or the Reliant Energy, Inc. Transition Stock Plan (collectively the previous plans). Awards under the previous plans are no longer permitted.

RERH applies the intrinsic value method of accounting for employee stock-based incentive plans. Awards to RERH employees under Reliant Energy’s stock-based incentive plans resulted in expense of $0 and $5 million during 2005 and 2004, respectively. See note 2(j) for pro forma information.

Time-Based Stock Options.   Reliant Energy grants time-based stock options to RERH’s employees at an exercise price equal to or greater than the fair market value of Reliant Energy’s stock on the grant date without cost to participants. Generally, options vest 33.33% per year and have a term of ten years.

Summarized time-based option activity is:

	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Granted	—	$—	—	$—
Outstanding at end of year	1,351,042	16.95	1,699,933	16.34
Exercisable at end of year	1,250,823	18.03	1,389,393	18.46

As of December 31, 2005, exercise prices for Reliant Energy’s stock options outstanding and held by RERH’s employees ranged from $3.51 to $34.03.

Time-Based Restricted Stock Awards.   Reliant Energy grants time-based restricted stock awards to RERH’s employees without cost to participants. In general, these awards vest, subject to the participant’s continued employment, three years from the grant date.

Summarized restricted stock award activity is:

	2005	2004
Granted	80,235	228,062
Outstanding at end of year	334,904	260,380
Weighted average grant date fair value	$12.63	$8.20

Performance-Based Awards.   Reliant Energy grants performance-based awards to RERH’s employees without cost to participants. The number of performance-based awards earned is determined at the end of each performance period. All of the outstanding performance-based awards as of December 31, 2005 are for the 2004-2006 performance period.

Reliant Energy’s Compensation Committee granted the 2004-2006 performance-based awards through the Key Employee Award Program (the Program) established under the 2002 LTIP. Under the Program, each performance-based award represents a targeted award of (a) 16,000 shares of performance-

based stock, (b) 68,000 performance-based stock options and (c) 16,000 cash units with each cash unit having an equivalent fair market value of one share of Reliant Energy’s common stock on the vesting date. The Program provides for a payout ranging from 0% to 140% of the targeted award level, as determined by Reliant Energy’s Compensation Committee in its sole discretion after considering various qualitative and quantitative performance criteria. These criteria include (a) reducing Reliant Energy’s ratio of adjusted net debt to adjusted EBITDA to at least 3.5, (b) delivering superior customer value and (c) building a great company to work for, taking into consideration market conditions for each factor. EBITDA is defined as earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization expense. Reliant Energy’s Compensation Committee has the discretion to weight the various performance objectives as it deems appropriate.

Summarized performance-based stock award activity, including the Program and previous programs and assuming a 140% payout of the Program, is:

	2005	2004
Granted	—	358,400
Outstanding at end of year	179,200	350,350
Weighted average grant date fair value	N/A	$8.24

Summarized performance-based option activity of the Program, assuming a 140% payout, is:

	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Granted	—	$—	1,523,200	$8.24
Outstanding at end of year	761,600	8.34	1,332,800	8.25
Exercisable at end of year	—	—	—	—

As of December 31, 2005, exercise prices for Reliant Energy’s performance-based stock options outstanding and held by RERH’s employees ranged from $8.14 to $12.63.

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

During January 2006 and during 2005 and 2004, Reliant Energy issued 72,809 shares, 201,049 shares and 485,747 shares to RERH’s employees under the ESPP, respectively.

(b)           Savings Plan.

RERH’s employees participate in Reliant Energy’s employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the plans, participating employees may contribute a portion of their compensation generally up to a maximum of 50% pre-tax and 16% after-tax during 2005 and 16% pre-tax or after-tax during 2004. RERH’s savings plan benefit expense, including matching and discretionary contributions, was $5 million and $7 million during 2005 and 2004, respectively.

(7)          Income Taxes

RERH’s income tax expense (benefit) is:

	2005	2004
	(in millions)
Current:
Federal	$137	$130
State	18	10
Total current	155	140
Deferred:
Federal	(10)	71
State	4	10
Total deferred	(6)	81
Income tax expense	$149	$221

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	2005	2004
	(in millions)
Income before income taxes	$382	$593
Federal statutory rate	35%	35%
Income tax expense at statutory rate	134	208
Net addition (reduction) in taxes resulting from:
State income taxes, net of federal income taxes	14	13
Other, net	1	—
Total	15	13
Income tax expense	$149	$221
Effective rate	39%	37%

Deferred tax assets and liabilities are:

December 31,
2005
(in millions)
Deferred tax assets:
Current:
Derivative liabilities, net	$—
Allowance for doubtful accounts and credit provisions	9
Employee benefits	—
Other	1
Total current deferred tax assets	10
Non-current:
Employee benefits	3
Net operating loss carryforwards	1
Other	—
Valuation allowances	(1)
Total non-current deferred tax assets	3
Total deferred tax assets	$13
Deferred tax liabilities:
Non-current:
Depreciation and amortization	$21
Derivative assets, net	—
Other	6
Total non-current deferred tax liabilities	27
Total deferred tax liabilities	$27
Accumulated deferred income taxes, net	$(14)

Tax Attribute Carryovers.   Tax attribute carryovers are:

	December 31, 2005	Statutory Carryforward Period	Expiration Year(s)
	(in millions)	(in years)
Net Operating Loss Carryforwards:
State	$41	5 to 7	2007 through 2009

Tax Contingencies.   Reliant Energy’s income tax returns, including years when it was included in CenterPoint’s consolidated tax group, for the 1997 to 2004 tax reporting periods are under audit by federal and state taxing authorities. These audits may result in additional taxes or revisions of the timing of tax payments. As RERH is a part of the consolidated income tax returns of Reliant Energy, it could be subject to additional taxes. RERH evaluates the need for contingent tax liabilities on a quarterly basis and records any estimable and probable tax exposures in its results of operations. In addition, RERH discloses any material tax contingencies as to which it believes there is a reasonable possibility of a future tax assessment.

Pursuant to the Texas electric restructuring law, Reliant Energy, which was subsequently reimbursed by RERH, made a payment of $177 million to CenterPoint during 2004 related to RERH’s residential customers. See note 3. RERH believes this payment is deductible for income tax purposes; however, no assurance can be given that the Internal Revenue Service would not assert, or that a court would not sustain, a contrary position.

(8)          Commitments

(a)          Lease Commitments.

Cash Obligations Under Operating Leases.   RERH’s projected cash obligations under non-cancelable long-term operating leases as of December 31, 2005 are (in millions):

2006	$4
2007	3
2008	2
2009	2
2010	2
2011 and thereafter	—
Total	$13

Operating Lease Expense.   Total lease expense for all operating leases was $9 million and $5 million during 2005 and 2004, respectively.

(b)          Guarantees.

Guarantor.   Together with certain of Reliant Energy’s other subsidiaries, RERH, excluding RE Retail Receivables, LLC, is a guarantor of certain obligations under credit and debt agreements of Reliant Energy. As of December 31, 2005, RERH’s maximum potential amount of future payments under these guarantees is approximately $4.9 billion and $3.6 billion is outstanding for continuing operations. These obligations mature at various dates from 2009 through 2036.

Equity Pledged as Collateral to Reliant Energy.   RERH LLC’s equity is pledged as collateral under certain of Reliant Energy’s credit and debt agreements, which have an outstanding balance from continuing operations of $3.6 billion as of December 31, 2005.

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

Texas Commercial Energy.   In July 2003, Texas Commercial Energy, LLP (TCE) sued RERH and several other ERCOT power market participants in the United States District Court for the Southern District of Texas. TCE claimed damages in excess of $535 million for alleged violations of state and federal antitrust laws, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract and civil conspiracy. The trial court dismissed the lawsuit. The United States Court of Appeals for the Fifth Circuit affirmed the dismissal of the lawsuit and denied TCE’s request for a rehearing. In January 2006, the United States Supreme Court denied a petition to review the dismissal of the lawsuit.

Utility Choice Electric.   In February 2005, Utility Choice Electric filed a lawsuit that alleges similar claims to the TCE lawsuit and additional claims including, among others, wire fraud, mail fraud and violations of the Racketeer Influenced and Corrupt Organizations Act. In December 2005, the United States District Court for the Southern District of Texas granted RERH’s motion to dismiss all federal claims. The court also dismissed without prejudice the state law claims. Following the dismissal, RERH reached an agreement to settle the remaining state law claims for an immaterial amount.

PUCT Cases.   There are various proceedings pending before the state district court in Travis County, Texas, seeking reviews of the Public Utility Commission of Texas (PUCT) orders relating to the fuel factor component used in RERH’s “price-to-beat” tariff. These proceedings pertain to the same issues affirmed by a district court in Travis County and later by the Travis County Court of Appeals in 2004 in a separate proceeding.

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

(12)   Subsequent Event (Unaudited)

In connection with a credit-enhanced retail structure, effective December 1, 2006, RERH was contributed to RERH Holdings, LLC (a wholly-owned subsidiary of Reliant Energy, Inc. that was formed in July 2006) by Reliant Energy, Inc. However, there is no impact to the consolidated financial statements for RERH for 2004 and 2005 due to this transfer of entities under common control.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Reliant Energy Northeast Generation, Inc., Sole Member of Reliant Energy Mid-Atlantic Power Holdings, LLC:

We have audited the accompanying consolidated balance sheet of Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries (the Company), as of December 31, 2006, and the related consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in note 7 to the consolidated financial statements, the Company changed its accounting for defined benefit pension and other postretirement plans in 2006.

KPMG LLP

Houston, Texas
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Reliant Energy Northeast Generation, Inc., Sole Member of Reliant Energy Mid-Atlantic Power Holdings, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheet of Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries (the “Company”), as of December 31, 2005, and the related consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2006

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)

	2006	2005	2004
Revenues:
Revenues	$26,107	$42,906	$517,908
Revenues—affiliates	539,701	587,336	(31,160)
Total	565,808	630,242	486,748
Expenses:
Fuel and purchased power	239,686	230,391	204,916
Fuel and purchased power—affiliates	15,329	20,465	8,862
Operation and maintenance	91,915	72,712	104,416
Operation and maintenance—affiliates	48,155	45,997	27,021
Facilities leases	59,848	59,848	59,848
General and administrative—affiliates	43,017	44,956	60,212
Gain on sale of counterparty claim	—	—	(22,000)
Gains on sales of assets and emission allowances, net	(71,323)	(109,798)	(14,955)
Depreciation and amortization	71,315	83,544	85,988
Total operating expense	497,942	448,115	514,308
Operating Income (Loss)	67,866	182,127	(27,560)
Other Income (Expense):
Other, net	1	53	1,462
Interest expense	(1,095)	(1,418)	(2,058)
Interest expense—affiliates	(68,921)	(64,746)	(59,374)
Interest income	655	939	812
Total other expense	(69,360)	(65,172)	(59,158)
Income (Loss) Before Income Taxes	(1,494)	116,955	(86,718)
Income tax expense (benefit)	(9,842)	14,579	4,674
Income (Loss) Before Cumulative Effect of Accounting Changes	8,348	102,376	(91,392)
Cumulative effect of accounting changes, net of tax	—	(225)	—
Net Income (Loss)	$8,348	$102,151	$(91,392)

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$17,274	$31,067
Accounts receivable	4,595	4,455
Receivables from affiliates, net	11,466	16,493
Inventory	80,689	80,980
Prepaid lease	59,030	59,030
Derivative assets	1,744	65,206
Accumulated deferred income taxes	9,751	31,652
Prepayments and other current assets	7,558	10,736
Total current assets	192,107	299,619
Property, Plant and Equipment, net	679,319	693,865
Other Assets:
Goodwill	3,635	3,635
Other intangibles, net	105,642	117,763
Accumulated deferred income taxes	68,378	33,444
Prepaid lease	264,328	259,412
Other	41,098	31,232
Total other assets	483,081	445,486
Total Assets	1,354,507	$1,438,970
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$83	$77
Accounts payable, principally trade	16,142	11,365
Subordinated accounts payable to affiliates, net	160,308	133,492
Subordinated interest payable to affiliates, net	63,587	104,759
Derivative liabilities	22,695	138,615
Other	17,168	30,730
Total current liabilities	279,983	419,038
Other Liabilities:
Derivative liabilities	117,269	155,495
Benefit obligations	42,021	35,000
Other	18,459	18,285
Total other liabilities	177,749	208,780
Subordinated Note Payable to Affiliate	618,658	618,658
Long-term Debt	731	814
Commitments and Contingencies
Member’s Equity:
Common stock; no par value (1,000 shares authorized, issued and outstanding)	—	—
Additional paid-in capital	284,672	251,520
Retained earnings	79,387	71,039
Accumulated other comprehensive loss	(86,673)	(130,879)
Total member’s equity	277,386	191,680
Total Liabilities and Member’s Equity	$1,354,507	$1,438,970

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	2006	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$8,348	$102,151	$(91,392)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting changes	—	225	—
Depreciation and amortization	71,315	83,544	85,988
Deferred income taxes	(14,112)	2,385	15,184
Non-cash federal income tax contributions from (distributions to) Reliant Energy, Inc., net	—	3,826	(8,392)
Net unrealized (gains) losses on energy derivatives	(5,422)	5,885	(3,985)
Gains on sales of assets and emission allowances, net	(71,323)	(109,798)	(14,955)
Other, net	(59)	(493)	2,363
Changes in other assets and liabilities:
Accounts receivable	(140)	1,321	133
Accounts receivable from affiliates, net	24,823	13,820	5,865
Inventory	291	(9,216)	5,272
Prepaid lease	(4,916)	(15,949)	(25,682)
Accounts payable	272	(857)	(4,175)
Other current assets	1,602	(8,536)	1,626
Other current liabilities	4,328	(1,773)	2,009
Other assets	(9,925)	(1,218)	(513)
Subordinated accounts payable to affiliates, net	30,393	(21,700)	(13,104)
Subordinated interest payable to affiliates, net	(41,172)	(186,822)	58,314
Income taxes payable/receivable	(17,051)	17,279	720
Other liabilities	(1,737)	9,160	4,118
Net cash provided by (used in) operating activities	(24,485)	(116,766)	19,394
Cash Flows from Investing Activities:
Capital expenditures	(14,360)	(7,785)	(13,113)
Proceeds from sales of assets, net	1,238	42,560	—
Proceeds from sales of permits and rights to affiliate	—	—	19,600
Proceeds from sales of emission allowances	1,141	8,519	42,525
Proceeds from sales of emission allowances—affiliates	73,140	99,903	983
Purchases of emission allowances	—	—	(74,927)
Purchases of emission allowances—affiliates	(50,467)	(34,834)	(339)
Restricted cash	—	28,652	13,686
Other, net	—	—	1,971
Net cash provided by (used in) investing activities	10,692	137,015	(9,614)
Cash Flows from Financing Activities:
Payments of long-term debt	—	(28,211)	(14,093)
Net cash used in financing activities	—	(28,211)	(14,093)
Net Change in Cash and Cash Equivalents	(13,793)	(7,962)	(4,313)
Cash and Cash Equivalents at Beginning of Period	31,067	39,029	43,342
Cash and Cash Equivalents at End of Period	$17,274	$31,067	$39,029
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid to affiliate	$107,364	$244,976	$—
Interest paid (net of amounts capitalized) to third parties	1,338	1,539	1,983
Income taxes paid (net of income tax refunds received)	21,322	(1,739)	267
Non-cash Disclosure:
Contributions from (distributions to) Reliant Energy, Inc., net	33,152	17,826	(8,392)

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Thousands of Dollars)

					Accumulated Other Comprehensive Income (Loss)
								Total
					Deferred	Actuarial		Accumulated
			Additional	Retained	Derivative	Net		Other	Total	Comprehensive
	Common Stock		Pain-In	Earnings	Gains	Gain	Net Prior	Comprehensive	Member’s	Income
	Shares	Amount	Capital	(Deficit)	(Losses)	(Loss)	Service Costs	Income (Loss)	Equity	(Loss)
Balance, December 31, 2003	1,000	$—	$242,086	$60,280	$(15,831)	$—	$—	$(15,831)	$286,535
Net loss				(91,392)					(91,392)	$(91,392)
Distributions to Reliant Energy, Inc., net			(8,392)						(8,392)
Deferred loss from cash flows hedges, net of tax of $44 million					(63,128)			(63,128)	(63,128)	(63,128)
Reclassification of net deferred loss from cash flow hedges, net of tax of $16 million					23,376			23,376	23,376	23,376
Comprehensive income										$(131,144)
Balance, December 31, 2004	1,000	—	233,694	(31,112)	(55,583)	—	—	(55,583)	146,999
Net income				102,151					102,151	$102,151
Contributions from Reliant Energy, Inc., net			17,826						17,826
Deferred loss from cash flow hedges, net of tax of $91 million					(128,132)			(128,132)	(128,132)	(128,132)
Reclassification of net deferred loss from cash flow hedges, net of tax of $37 million					52,836			52,836	52,836	52,836
Comprehensive income										$26,855
Balance, December 31, 2005	1,000	$—	$251,520	$71,039	$(130,879)	$—	$—	$(130,879)	$191,680

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
(Thousands of Dollars)

					Accumulated Other Comprehensive Income (Loss)
								Total
					Deferred	Actuarial	Net	Accumulated
			Additional	Retained	Derivative	Net	Prior	Other	Total	Comprehensive
	Common Stock		Paid-In	Earnings	Gains	Gain	Service	Comprehensive	Member’s	Income
	Shares	Amount	Capital	(Deficit)	(Losses)	(Loss)	Costs	Income (Loss)	Equity	(Loss)
Balance, December 31, 2005	1,000	$—	$251,520	$71,039	$(130,879)	$—	$—	$(130,879)	$191,680
Net income				8,348					8,348	$8,348
Contributions from Reliant Energy, Inc., net			33,152						33,152
Deferred loss from cash flow hedges, net of tax of $13 million					18,061			18,061	18,061	18,061
Reclassification of net deferred loss from cash flow hedges, net of tax of $22 million					31,743			31,743	31,743	31,743
Comprehensive income										$58,152
Adjustment to initially apply FASB Statement No. 158, net of tax of $2 million and $2 million						(2,861)	(2,737)	(5,598)	(5,598)
Balance, December 31, 2006	1,000	$—	$284,672	$79,387	$(81,075)	$(2,861)	$(2,737)	$(86,673)	$277,386

See Notes to the Consolidated Financial Statement

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Background and Basis of Presentation

Background.   “REMA LLC” refers to Reliant Energy Mid-Atlantic Power Holdings, LLC, a Delaware limited liability company. “REMA” refers to REMA LLC and its consolidated subsidiaries. “Reliant Energy” refers to Reliant Energy, Inc. and its consolidated subsidiaries. REMA LLC was formed in December 1998 and is an indirect subsidiary of Reliant Energy Power Generation, Inc., a wholly-owned subsidiary of Reliant Energy.

REMA owns or leases interests in 16 operating electric generation plants in Pennsylvania, New Jersey and Maryland with an annual average net generating capacity of approximately 3,576 megawatts (MW).

Basis of Presentation.   These consolidated statements include all revenues and costs directly attributable to REMA including costs for facilities and costs for functions and services performed by Reliant Energy and charged to REMA. All significant intercompany transactions have been eliminated. REMA has reclassified some amounts on the December 31, 2005 consolidated balance sheet to conform to the 2006 presentation.

(2)          Summary of Significant Accounting Policies

(a)          Use of Estimates and Market Risk and Uncertainties.

Management makes estimates and assumptions to prepare financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) that affect:

•       the reported amount of assets, liabilities and equity,

•       the reported amounts of revenues and expenses and

•       disclosure of contingent assets and liabilities at the date of the financial statements.

REMA’s critical accounting estimates include:  (a) property, plant and equipment; (b) derivative assets and liabilities and (c) deferred tax assets, valuation allowances and tax liabilities. Actual results could differ from the estimates.

REMA is subject to various risks inherent in doing business. See notes 2(c), 2(d), 2(e), 2(g), 2(m), 4, 5, 6, 7, 8, 9 and 10.

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

(d)           Derivatives and Hedging Activities.

REMA accounts for its derivatives instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (SFAS No. 133).

For REMA’s hedging activities, it uses both derivative and non-derivative contracts that provide for settlement in cash or by delivery of a commodity. The primary types of derivative instruments REMA uses are forwards, futures, swaps and options. REMA accounts for its derivatives under one of three accounting methods (cash flow hedge, mark-to-market or accrual accounting (under the normal purchase/normal sale exception)) based on facts and circumstances. The fair values of derivative activities are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

If certain conditions are met, a derivative instrument may be designated as a cash flow hedge. A derivative is recognized at fair value in the balance sheet whether or not it is designated as a hedge, except for derivative contracts designated as normal purchase/normal sale exceptions, which are not in the consolidated balance sheet or results of operations prior to settlement resulting in accrual accounting treatment.

Derivatives designated as cash flow hedges must have a high correlation between price movements in the derivative and the hedged item. The changes in fair value of cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are effective as hedges, until the forecasted transactions affect earnings. At the time the forecasted transactions affect earnings, REMA reclassifies the amounts in accumulated other comprehensive income (loss) into earnings. REMA records the ineffective portion of changes in fair value of cash flow hedges immediately into earnings. For all other derivatives, changes in fair value are recorded as unrealized gains or losses in its results of operations.

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

Realized gains and losses on derivatives contracts not held for trading purposes are reported either on a net or gross basis based on the relevant facts and circumstances. Hedging transactions that do not physically flow are included in the same caption as the items being hedged. A summary of REMA’s derivative activities and classification in its results of operations is:

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

In addition to market risk, REMA is exposed to credit and operational risk. Reliant Energy has a risk control framework, to which REMA is subject, to manage these risks, which include:  (a) measuring and monitoring these risks, (b) review and approval of new transactions relative to these risks, (c) transaction validation and (d) portfolio valuation and reporting. REMA uses mark-to-market valuation, value-at-risk and other metrics in monitoring and measuring risk. Reliant Energy’s risk control framework includes a variety of separate but complementary processes, which involve commercial and senior management and Reliant Energy’s Board of Directors. See note 2(e) for further discussion of REMA’s credit policy.

Effective September 1, 2006, REMA de-designated certain cash flow hedges of coal contracts and either began utilizing the mark-to-market method of accounting or elected the normal purchase/normal sale exception.

Set-off of Derivative Assets and Liabilities.   Where derivative instruments are subject to a master netting agreement and the accounting criteria to offset are met, REMA presents its derivative assets and liabilities on a net basis. Derivative assets/liabilities and accounts receivable/payable are presented and set-off separately in the consolidated balance sheets although in most cases contracts permit the set-off of derivative assets/liabilities and accounts receivable/payable with a given counterparty.

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

REMA’s credit exposure is based on its derivative assets and accounts receivable from counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties. As of December 31, 2006, REMA’s credit exposure was not significant. As of December 31, 2005, two non-investment grade counterparties represented 91% ($15 million) of REMA’s credit exposure.

(f)             General and Administrative Expenses—Affiliates.

General and administrative expenses from affiliates include, among other items, (a) selling and marketing, (b) bad debt expense, (c) financial services, (d) legal costs, (e) regulatory costs and (f) certain benefit costs. See note 3.

(g)           Property, Plant and Equipment and Depreciation Expense.

REMA computes depreciation using the straight-line method based on estimated useful lives. Depreciation expense was $32 million, $33 million and $47 million during 2006, 2005 and 2004, respectively.

	Estimated Useful	December 31,
	Lives (Years)	2006	2005
	(in millions)
Electric generation facilities	20 – 30	$823	$813
Other	3 – 26	11	11
Land		26	27
Assets under construction		15	7
Total		875	858
Accumulated depreciation		(196)	(164)
Property, plant and equipment, net		$679	$694

REMA periodically evaluates property, plant and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. REMA recorded no material property, plant and equipment impairments during 2006, 2005 and 2004.

In the future, REMA could recognize impairments if its wholesale energy market outlook changes negatively. In addition, REMA’s ongoing evaluation of its business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in impairment charges.

(h)          Intangible Assets and Amortization Expense.

Goodwill.   REMA performs its goodwill impairment test annually on April 1 and when events or changes in circumstances indicate that the carrying value may not be recoverable. During 2004, the annual impairment test date was November 1.

Other Intangibles.   REMA recognizes specifically identifiable intangible assets, including emission allowances, when specific rights and contracts are acquired. REMA has no intangible assets with indefinite lives recorded as of December 31, 2006 and 2005.

(i)             Income Taxes.

Federal.   REMA is included in the consolidated federal income tax returns of Reliant Energy and calculates its income tax provision on a separate return basis, whereby Reliant Energy pays all federal income taxes on REMA’s behalf and is entitled to any related tax savings. The difference between REMA’s current federal income tax expense or benefit, as calculated on a separate return basis, and related amounts paid to/received from Reliant Energy, if any, were recorded in REMA’s financial statements as adjustments to additional paid-in capital. Reliant Energy changed its funding policy in late December 2006 and these differences are recorded to (a) income taxes payable to Reliant Energy, Inc. if REMA has cumulative taxable income on a separate return basis or (b) deferred tax assets if REMA has cumulative taxable losses on a separate return basis. Deferred federal income taxes reflected on REMA’s consolidated balance sheet will ultimately be settled with Reliant Energy. See notes 3 and 8.

State.   REMA is included in the consolidated state income tax returns of Reliant Energy. It calculates its state provision, related payables or receivables and deferred state income taxes on a separate return basis and settles the related assets and liabilities with the governmental entity or Reliant Energy based on the tax status of the applicable entities. See note 8.

(j)              Cash and Cash Equivalents.

REMA records all highly liquid short-term investments with maturities of three months or less as cash equivalents.

(k)           Restricted Cash.

Restricted cash includes cash at certain subsidiaries, the distribution or transfer of which is restricted by financing and other agreements.

(l)              Inventory.

REMA values fuel inventories at the lower of average cost or market. REMA removes these inventories as they are used in the production of electricity. REMA values materials and supplies at average cost. REMA removes these inventories when they are used for repairs, maintenance or capital projects.

	December 31,
	2006	2005
	(in millions)
Materials and supplies, including spare parts	$47	$44
Coal	17	17
Heating oil	17	20
Total inventory	$81	$81

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

(n)          Asset Retirement Obligations.

REMA’s asset retirement obligations relate to future costs primarily associated with ash disposal site closures. REMA’s asset retirement obligations were $7 million as of December 31, 2006 and 2005. As of December 31, 2006 REMA has $12 million (classified in other long-term assets) on deposit with the state of Pennsylvania to guarantee its obligation related to future closures of ash disposal sites. See note 10.

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

(p)           Deferred Lease Costs.

REMA incurred costs in connection with its sale-leaseback transactions in 2000 (see note 9(a)). These costs are deferred and amortized, using the straight-line method, over the life of the individual sale-leaseback transactions. REMA amortized $1 million to facilities lease expense during 2006, 2005 and 2004. As of December 31, 2006 and 2005, REMA had $19 million and $20 million, respectively, of net deferred lease costs classified in other long-term assets in its consolidated balance sheets.

(q)           New Accounting Pronouncement Net Yet Adopted—Fair Value.

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement is applicable for REMA beginning in 2008. It applies under other accounting pronouncements that require or permit fair value measurements. The adoption, which REMA plans to assess during 2007, could have a significant impact on its consolidated financial statements.

(3)          Related Party Transactions

These financial statements include the impact of significant transactions between REMA and Reliant Energy. The majority of these transactions involve the purchase or sale of energy, capacity, fuel, emission allowances or related services (including transportation, transmission and storage services) from or to REMA and allocations of costs to REMA for support services.

Support Services.   Reliant Energy provides commercial support, technical services and other corporate services to REMA. Beginning January 1, 2005, Reliant Energy allocates certain support services costs to REMA based on REMA’s underlying planned operating expenses relative to the underlying planned operating expenses of other entities to which Reliant Energy provides similar services and also charges REMA for certain other services based on usage. During 2004, Reliant Energy allocated certain support services costs to REMA based on REMA’s direct labor costs relative to the direct labor costs of other entities to which Reliant Energy provided similar services and also charged REMA for certain other services based on usage. Management believes these methods of allocation are reasonable and do not yield significantly different results between the two methodologies. These allocations and charges were not necessarily indicative of what would have been incurred had REMA been an unaffiliated entity. Payments to Reliant Energy for services under the support services agreement are subordinated to certain obligations, including the lease obligations, pursuant to the lease documents.

The following details the amounts recorded as operation and maintenance—affiliates and general and administrative—affiliates:

	2006	2005	2004
	(in millions)
Allocated or charged by Reliant Energy	$86	$86	$82

Procurement and Marketing.   REMA has sales to and purchases from Reliant Energy related to support and commodity procurement and marketing services.

	2006	2005	2004
	(in millions)
Sales to Reliant Energy under various commodity agreements(1)	$540	$587	$(31)
Purchases from Reliant Energy under various commodity agreements(2)	13	18	8
Fees charged by Reliant Energy for these services and included in operation and maintenance—affiliates	5	5	5
Fees charged by Reliant Energy for these services and included in fuel and purchased power—affiliates	2	2	1
Net purchases of coal from Reliant Energy(3)	14	12	9
Sales of emission allowances to Reliant Energy(4)	73	100	1
Gains on emission allowances sales to Reliant Energy(5)	70	92	1

(1)             Recorded in revenue—affiliates.

(2)             Recorded in fuel and purchased power—affiliates.

(3)             Reflects market price of coal at purchase and sale dates. Cost of coal is added to inventory similar to other coal purchases from third parties. These purchases of coal from Reliant Energy are not subordinated.

(4)             Reflects price at which Reliant Energy sold the emission allowances to third-parties.

(5)             Recorded in gains on sales of assets and emission allowances, net. See note 13.

Subordinated Long-term Note Payable to Affiliate.   REMA has a note payable to Reliant Energy. The note is due January 1, 2029 and accrues interest at a fixed rate of 9.4% per year. As of December 31, 2006 and 2005, REMA classified the related accrued interest as a current liability since REMA intends to pay the entire amount within the next 12 months from the respective dates. As of December 31, 2006 and 2005, REMA had $619 million outstanding under the note. Payments under this indebtedness are subordinated to certain obligations, including the lease obligations, pursuant to the lease documents.

Working Capital Note.   REMA has a revolving note payable to Reliant Energy under which REMA may borrow, and Reliant Energy is committed to lend, up to $30 million for working capital needs. Borrowings under the note will be unsecured and will rank equal in priority with REMA’s lease obligations. REMA may replace this note with a working capital facility from an unaffiliated lender if then permitted under Reliant Energy’s debt agreements. As of December 31, 2006 and 2005, there were no borrowings outstanding under this note.

Subordinated Working Capital Facility.   REMA has an irrevocably committed subordinated working capital facility with Reliant Energy. REMA may borrow under this facility to pay operating expenditures, senior indebtedness and rent, but excluding capital expenditures and subordinated obligations. In addition, Reliant Energy must make advances to REMA and REMA must obtain such advances under such facility up to the maximum available commitment under such facility from time to time if REMA’s pro forma coverage ratio does not equal or exceed 1.1 to 1.0, measured at the time rent under the leases is due. Subject to the maximum available commitment, drawings will be made in amounts necessary to permit REMA to achieve a pro forma coverage ratio of at least 1.1 to 1.0. The amount available under the subordinated working capital facility was $120 million through January 1, 2007. Thereafter, the available amount decreased by $24 million on January 2, 2007 and decreases by $24 million each subsequent year through its expiration in 2011. As of December 31, 2006 and 2005, there were no borrowings outstanding under this facility.

Sales of Power Generation Site Permits and Water Rights to Affiliate.   During 2004, REMA sold certain power generation site permits and water rights to Reliant Energy for $20 million in cash. The permits and water rights were no longer needed for REMA’s business. There was no gain or loss recorded on the sales.

Letters of Credit.   Reliant Energy has posted letters of credit on behalf of REMA related to its lease obligations. See notes 3 and 9(a).

Income Taxes.

	2006	2005	2004
	(in millions)
Non-cash federal income tax contributions from (distributions to) Reliant Energy, Inc., net	$33	$18	$(8)

(4)   Intangible Assets

(c)    Goodwill.

During 2006, goodwill did not change. During 2005, REMA reduced goodwill $218,000 related to assets sold. See note 13. As of December 31, 2006 and 2005, REMA had no goodwill that is deductible for United States income tax purposes in future periods.

(d)    Other Intangibles.

	Remaining
	Weighted	December 31,
	Average	2006		2005
	Amortization Period (Years)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
		(in millions)
SO2 emission allowances(1)(2)	— (1)	$204	$(138)	$177	$(106)
NOx emission allowances(1)(3)	— (1)	89	(49)	89	(42)
Total		$293	$(187)	$266	$(148)

(1)             SO2 is sulfur dioxide and NOx is nitrogen oxides. Amortized to amortization expense on a units-of-production basis. As of December 31, 2006, REMA has recorded (a) SO2 emission allowances through the 2030 vintage year and (b) NOx emission allowances through the 2030 vintage year.

(2)             During 2006, 2005 and 2004, we purchased $29 million, $35 million and $51 million, respectively, of SO2 emission allowances, including purchases from affiliates of $29 million, $35 million and $0, respectively. See note 13 for sales.

(3)             During 2006, 2005 and 2004, we purchased $2 million, $0 and $24 million, respectively, of NOx emission allowances, including purchases from affiliates of $2 million, $0 and $0, respectively. See note 13 for sales.

Amortization expense consists of:

	2006	2005	2004
	(in millions)
Emission allowances	$39	$51	$39
Total	$39	$51	$39

Estimated amortization expense, based on REMA’s intangibles as of December 31, 2006, for the next five years is (in millions):

2007	$5
2008	2
2009	2
2010	4
2011	5

(5)   Derivatives and Hedging Activities

REMA uses derivative instruments to manage operational or market constraints and to increase return on its generation assets. The instruments used are fixed-price derivative contracts to hedge the variability in future cash flows from forecasted sales of power and purchases of fuel and power. REMA’s objective in entering into these fixed-price derivatives is to fix the price for a portion of these transactions. See note 2(d).

REMA’ s derivative portfolio, excluding cash flow hedges, is $2 million (net asset) and $1 million (net asset) as of December 31, 2006 and 2005, respectively. REMA’s cash flow hedges are valued at $140 million (net liability) and $230 million (net liability) as of December 31, 2006 and 2005, respectively.

During 2006, 2005 and 2004, there was an insignificant amount, $1 million gain and $3 million loss, respectively, of hedge ineffectiveness recognized from derivatives that are designated and qualify as cash flow hedges. In addition, no component of the derivatives’ gain or loss was excluded from the assessment of effectiveness for these periods. If it becomes probable that an anticipated transaction will not occur, REMA realizes in net income (loss) the deferred gains and losses recognized in accumulated other comprehensive loss. During 2006, 2005 and 2004, there were no amounts recognized in the results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of December 31, 2006 and 2005, the maximum length of time REMA is hedging its exposure to the variability in future cash flows that may result from changes in commodity prices is six years and seven years, respectively.

Amounts included in accumulated other comprehensive loss:

	December 31, 2006
	At the End of the Period	Expected to be Reclassified into Results of Operations in Next 12 Months(1)
	(in millions)
Designated cash flow hedges	$(80)	$(11	)(1)
De-designated cash flow hedges	(1)	(1)
	$(81)	$(12)

(1)             The actual amount reclassified into the results of operations will vary from the amounts recorded as of December 31, 2006, due to future changes in market prices.

(6)   Debt

REMA is obligated to provide credit support for its lease obligations (see note 9(a)) in the form of letters of credit and/or cash equal to an amount representing the greater of (a) the next six months’ scheduled rental payments under the related lease or (b) 50% of the scheduled rental payments due in the next 12 months under the related lease. In 2003, proceeds from the REMA term loans were used to partially fulfill REMA’s requirement to provide credit support for its obligations under these leases. During 2005, the term loans were paid in full and replacement credit support was provided in the form of letters of credit issued under Reliant Energy’s credit facilities. As of December 31, 2006 and 2005, the amount of credit support was $32 million. The term loans bore interest at LIBOR plus 3%. The term loans were non-recourse to Reliant Energy.

See note 3 for debt transactions with affiliates.

(7)   Benefit Plans

(a)   Pension and Postretirement Benefits.

Benefit Plans.   REMA sponsors a defined benefit pension plan and provides subsidized postretirement benefits to some bargaining employees but generally does not provide them to non-bargaining employees.

Effective December 31, 2006, REMA adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This statement requires recognition of the funded status of plans, measured as of year end. REMA already uses the required measurement date. The adoption did not have a material effect on any individual line item of REMA’s consolidated balance sheet as of December 31, 2006. As of December 31, 2006, $0 and $0.4 million of net gain/loss and net prior service costs, respectively, in accumulated other comprehensive loss are expected to be recognized in net periodic benefit cost during the next 12 months. However, the actual amounts reclassified into earnings will vary from the amounts recorded as of December 31, 2006 due to future changes in market conditions.

REMA uses a December 31 measurement date for its plans. The benefit obligations and funded status are:

	Pension		Postretirement Benefits
	2006	2005	2006	2005
	(in millions)
Change in Benefit Obligation
Beginning of year	$27	$22	$39	$48
Transfer to affiliate	(5)	—	(8)	—
Service cost	3	4	1	2
Interest cost	1	1	2	3
Actuarial gain	(1)	—	(2)	(14)
End of year	$25	$27	$32	$39
Change in Plan Assets
Beginning of year	$18	$15	$—	$—
Transfer to affiliate	(3)	—	—	—
Employer contributions	1	3	—	—
Actual investment return	1	—	—	—
End of year	$17	$18	$—	$—
Reconciliation of Funded Status
Funded status	$(8)	$(9)	$(32)	$(39)
Unrecognized prior service cost	—	—	—	7
Unrecognized actuarial loss	—	3	—	6
Net amount recognized	$(8)	$(6)	$(32)	$(26)

Amounts recognized in the consolidated balance sheets are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2006	2005	2006	2005
	(in millions)
Noncurrent liabilities	$(8)	$(6)	$(32)	$(26)

The accumulated benefit obligation for the pension plan was $22 million and $23 million as of December 31, 2006 and 2005, respectively. The pension plan has an accumulated benefit obligation in excess of plan assets.

Net benefit costs are:

	Pension			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(in millions)
Service cost	$3	$4	$4	$1	$2	$2
Interest cost	1	1	1	2	3	2
Expected return on plan assets	(1)	(1)	(1)	—	—	—
Net amortization	—	—	—	1	2	2
Net benefit cost	$3	$4	$4	$4	$7	$6

Assumptions.   The significant weighted average assumptions used to determine the benefit obligations are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2006	2005	2006	2005
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of increase in compensation levels	3.0%	3.0%	N/A	N/A

The significant weighted average assumptions used to determine the net benefit costs are:

	Pension			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Rate of increase in compensation levels	3.0%	3.0%	4.5%	N/A	N/A	N/A
Expected long-term rate of return on assets	7.5%	7.5%	7.5%	N/A	N/A	N/A

As of December 31, 2006 and 2005, REMA developed its expected long-term rate of return on pension plan assets based on third party models. These models consider expected inflation, current dividend yields, expected corporate earnings growth and risk premiums based on the expected volatility of each asset category. REMA weights the expected long-term rates of return for each asset category to determine its overall expected long-term rate of return on pension plan assets. In addition, REMA reviews peer data and historical returns.

REMA’s assumed health care cost trend rates used to measure the expected cost of benefits covered by its postretirement plan are:

	2006	2005	2004
Health care cost trend rate assumed for next year	9.0%	9.0%	9.75%
Rate to which the cost trend rate is assumed to gradually decline	5.5%	5.5%	5.5%
Year that the rate reaches the rate to which it is assumed to decline	2015	2011	2011

Assumed health care cost trend rates can have a significant effect on the amounts reported for REMA’s health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2006:

	One-Percentage Point
	Increase	Decrease
	(in millions)
Effect on service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	4	(4)

Plan Assets.   REMA’s pension weighted average asset allocations and target allocation by asset category are:

	Percentage of Plan Assets as of December 31,		Target Allocation
	2006	2005	2007
Domestic equity securities	50%	50%	50%
International equity securities	11	11	10
Global equity securities	11	10	10
Debt securities	28	29	30
Total	100%	100%	100%

In managing the investments associated with the pension plan, REMA’s objective is to exceed, on a net-of-fee basis, the rate of return of a performance benchmark composed of the following indices:

Asset Class	Index	Weight
Domestic equity securities	Wilshire 5000 Index	50%
International equity securities	MSCI All Country World Ex-U.S. Index	10
Global equity securities	MSCI All Country World Index	10
Debt securities	Lehman Brothers Aggregate Bond Index	30
Total		100%

As a secondary measure, REMA compares asset performance to the returns of a universe of comparable funds, where applicable, over a full market cycle. Reliant Energy’s Benefits Committee reviews plan asset performance each quarter by comparing the actual quarterly returns of each asset class to its related benchmark. REMA’s plan assets have generally performed in accordance with the benchmarks.

Cash Obligations.   REMA expects pension cash contributions to approximate $3 million during 2007. Expected benefit payments for the next ten years, which reflect future service as appropriate, are:

	Pension	Postretirement Benefits
	(in millions)
2007	$1	$—
2008	1	1
2009	1	1
2010	1	1
2011	1	2
2012-2016	10	15

(b)    Savings Plan.

REMA’s employees participate in Reliant Energy’s employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the plans, participating employees may contribute a portion of their compensation generally up to a maximum of 50% in total for pre-tax and/or Roth 401(k) plus 16% after-tax during 2006, 50% pre-tax and 16% after-tax during 2005 and 16% pre-tax or after-tax during 2004. Bargaining employees contribute based on their respective agreements. REMA’s savings plan benefit expense, including matching and discretionary contributions, was $2 million, $2 million and $4 million during 2006, 2005 and 2004, respectively.

(c)    Other Employee Matters.

As of December 31, 2006, approximately 75% of REMA’s employees are subject to collective bargaining arrangements. Approximately 72% of REMA’s employees are subject to collective bargaining arrangements that will expire in 2007. However, negotiations are underway to extend existing arrangements.

(8)          Income Taxes

(a)          Summary.

REMA’s income tax expense (benefit) is:

	2006	2005	2004
	(in millions)
Current:
Federal	$—	$3	$(11)
State	4	9	1
Total current	4	12	(10)
Deferred:
Federal	7	6	7
State	(21)	(3)	8
Total deferred	(14)	3	15
Income tax expense (benefit)	$(10)	$15	$5

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	2006		2005	2004
	(in millions)
Income (loss) before income taxes	$(1)		$117	$(87)
Federal statutory rate	35%		35%	35%
Income tax expense (benefit) at statutory rate	(1)		41	(30)
Net addition (reduction) in taxes resulting from:
State income taxes, net of federal income taxes	(8	)(1)	4	6
Federal valuation allowances	—		(30)	30
Other, net	(1)		—	(1)
Total	(9)		(26)	35
Income tax expense (benefit)	$(10)		$15	$5
Effective rate	NM	(2)	12%	NM (3)

(1)             Of this amount, $9 million relates to Pennsylvania state law changes, which effectively decreased our limitations to use net operating losses in that state.

(2)             NM is not meaningful. The primary reason is due to state income taxes. See above.

(3)             NM is not meaningful. The primary reason is that REMA had a pre-tax loss of $87 million and income tax expense of $5 million due to the establishment of a federal operating loss carryforward valuation allowance.

	December 31,
	2006	2005
	(in millions)
Deferred tax assets:
Current:
Derivative liabilities, net	$9	$28
Employee benefits	1	—
Other	—	4
Total current deferred tax assets	10	32
Non-current:
Employee benefits	16	12
Net operating loss carryforwards	84	3
Environmental reserves	3	7
Derivative liabilities, net	49	67
Other	11	—
Valuation allowance	—	(3)
Total non-current deferred tax assets	163	86
Total deferred tax assets	$173	$118
Deferred tax liabilities:
Non-current:
Depreciation and amortization	99	49
Other	—	7
Total non-current deferred tax liabilities	99	56
Total deferred tax liabilities	$99	$56
Accumulated deferred income taxes, net	$74	$62

(b)           Tax Attribute Carryovers.

	December 31, 2006	Statutory Carryforward Period	Expiration Year(s)
	(in millions)	(in years)
Net Operating Loss Carryforwards:
Federal	$182	20	2022 through 2026
State	219	20	2010 through 2026

(c)            Federal and State Valuation Allowances.

REMA assesses quarterly its future ability to use federal and state net operating losses and other deferred tax assets. These assessments included an evaluation of REMA’s recent history of earnings and losses, future reversals of temporary differences and identification of other sources of future taxable income, including the identification of tax planning strategies in certain situations.

REMA’s valuation allowances are:

	Federal	State
	(in millions)
As of January 1, 2004	$—	$—
Changes in valuation allowance	30	5
As of December 31, 2004	30	5
Changes in valuation allowance	(30)	(2)
As of December 31, 2005	—	3
Changes in valuation allowance	—	(3)
As of December 31, 2006	$—	$—

(d)           Tax Contingencies.

Reliant Energy’s income tax returns, including years when it was included in CenterPoint’s consolidated tax group, for the 1997 to 2004 tax reporting periods are under audit by federal and state taxing authorities. These audits may result in additional taxes, interest and penalties or revisions of the timing of tax payments. REMA classifies interest and penalties related to income taxes in income tax expense/benefit. As REMA is a part of the consolidated income tax returns of Reliant Energy, it could be subject to additional taxes. REMA evaluates the need for contingent tax liabilities on a quarterly basis and records any estimable and probable tax exposures in its results of operations. In addition, REMA discloses any material tax contingencies as to which we believe there is a reasonable possibility of a future tax assessment.

As of December 31, 2006 and 2005, REMA does not have any accrued contingent federal or state tax liabilities.

(e)            Changes in Accounting for Income Taxes or Tax Laws.

The FASB issued guidance clarifying the accounting for uncertainty in income taxes. Pursuant to the new guidance, which is effective for REMA in 2007, tax benefits are only recorded for positions where it is more-likely-than-not that reported tax return treatment would be sustained if audited by relevant taxing authorities. Additional rules are provided for interest, penalties, changes in benefit recognition and other related matters. REMA is currently in the process of determining the impact of this adoption. Based on its latest estimates, REMA does not expect the adoption to have a material impact on its consolidated financial statements.

(9)          Commitments

(a)          Lease Commitments.

REMA entered into sale-leaseback transactions, under operating leases that are non-recourse to Reliant Energy. REMA leases 16.45% and 16.67% interests in the Conemaugh and Keystone facilities, respectively. The leases expire in 2034 and REMA expects to make payments through 2029. REMA also leases a 100% interest in the Shawville facility. This lease expires in 2026 and REMA expects to make payments through that date. At the expiration of these leases, there are several renewal options related to fair market value. REMA LLC’s subsidiaries guarantee the lease obligations and REMA LLC has pledged the equity interests in these subsidiaries as collateral. Reliant Energy also provides credit support for these lease obligations in the form of letters of credit. See note 6. During 2006, 2005 and 2004, REMA made lease payments under these leases of $64 million, $75 million and $85 million, respectively. As of December 31, 2006 and 2005, REMA has recorded a prepaid lease of $59 million in current assets and $264 million and $259 million, respectively, in long-term assets. REMA operates the Conemaugh and Keystone facilities under agreements that could terminate annually with one year’s notice and received fees of $9 million during 2006, 2005 and 2004. These fees, which are recorded in operation and maintenance expense, are primarily to cover REMA’s administrative support costs of providing these services.

REMA’s ability to pay dividends or pay subordinated obligations is restricted by conditions within the lease documents. As of December 31, 2006, REMA was not limited by these restrictions.

Cash Obligations Under Operating Leases.   REMA’s projected cash obligations under non-cancelable long-term operating leases as of December 31, 2006 are (in thousands):

2007	$65
2008	62
2009	63
2010	52
2011	63
2012 and thereafter	819
Total	$1,124

Operating Lease Expense.   Operating lease expense, including the amortization of deferred lease costs, was $60 million during 2006, 2005 and 2004.

(b)           Guarantees and Indemnifications.

Equity Pledged as Collateral to Reliant Energy.   REMA LLC’s equity is pledged as collateral under certain of Reliant Energy’s credit and debt agreements, which have an outstanding balance of $2.8 billion as of December 31, 2006.

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

REMA is unable to estimate its maximum potential exposure under these provisions until an event triggering payment under these provisions occurs. REMA does not expect to make any material payments under these provisions.

(c)            Other Commitments.

Property, Plant and Equipment Commitments.   As of December 31, 2006, REMA has contractual commitments to spend approximately $110 million on plant and equipment relating primarily to SO2 emissions reductions.

Fuel Supply Commitments.   REMA is a party to fuel supply contracts of various quantities and durations that are not classified as derivative assets and liabilities. These contracts are not included in the consolidated balance sheet as of December 31, 2006. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2006 (in millions):

2007	$93
2008	67
2009	61
2010	31
2011	27
2012 and thereafter	201
Total	$480	(1)

(1)             Of this amount, $77 million relates to contracts with variable pricing components for which the prices were determined based on assumptions on escalations per the contractual terms.

As of December 31, 2006, the maximum remaining term under any individual fuel supply contract is 14 years.

(10)   Contingencies

REMA is involved in a number of legal, environmental and other matters before courts and governmental agencies, some of which may involve substantial amounts. Unless otherwise noted, REMA cannot predict the outcome of these matters.

New Source Review Matters.   The United States Environmental Protection Agency (EPA) and various states are investigating compliance of coal-fueled electric generating stations with the “New Source Review” requirements of the Clean Air Act. The EPA has agreed to share information relating to its investigations with state environmental agencies. REMA is unable to predict the ultimate outcome of the EPA’s investigation. In November 2005, REMA received a notice of intent to sue pursuant to the Clean Air Act from the state of New Jersey relating to one of its power plants located in Pennsylvania. The allegations relate to conduct that occurred prior to Reliant Energy’s ownership of the power plant. If the state of New Jersey sues REMA and is successful, REMA could incur significant capital expenditures associated with the implementation of emissions reductions on an accelerated basis and possible penalties. In February 2007, the state of New Jersey filed suit against the EPA to force a ruling on the petition filed by the state of New Jersey relating to renewal of an air permit for the plant.

Ash Disposal Site Closures.   REMA is responsible for environmental costs related to the future closures of five ash disposal sites. Based on REMA’s evaluations with assistance from third-party consultants and engineers, REMA recorded the estimated discounted costs associated with these environmental liabilities as part of its asset retirement obligations. See note 2(n).

Remediation Obligations.   REMA is responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey. Based on REMA’s evaluations with assistance from third-party consultants and engineers, REMA recorded the estimated liability for the remediation costs of $7 million as of December 31, 2006 and 2005.

Conemaugh Notice of Intent to Sue.   In February 2007, Reliant Energy received notice of intent to sue from PennEnvironment and the Sierra Club alleging that the Conemaugh plant is in violation of its water discharge permit and related state and federal laws. The Conemaugh plant is jointly owned by REMA and seven other companies and is governed by a consent order agreement with the Pennsylvania Department of Environmental Protection. Reliant Energy is confident that the Conemaugh plant has operated and will continue to operate in material compliance with that agreement, its water discharge permit and related state and federal laws. If PennEnvironment and the Sierra Club sue Reliant Energy and are successful, REMA could incur significant capital expenditures associated with the implementation of discharge reductions on an accelerated basis and possible penalties.

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

(13)   Sales of Assets and Emission Allowances

REMA included the following in its results of operations through the date of sale.

Two hydropower plants sold for $42 million in April 2005.

Emission Allowances.   Sales consist of:

	2006		2005		2004
	(in millions)
SO2(1)	$74	(2)	$100	(3)	$33
NOx(4)	—		8	(5)	11
	$74		$108		$44

(1)             Includes sales to an affiliate during 2006, 2005 and 2004 of $73 million, $97 million and $0, respectively.

(2)             Sold 71,000 tons to an affiliate relating to 2006 through 2010 vintage years.

(3)             Sold 133,000 tons (which includes 130,000 tons to an affiliate) relating to 2005 through 2009 vintage years.

(4)             Includes sales to an affiliate during 2006, 2005 and 2004 of $0, $3 million and $1 million, respectively.

(5)             Sold 3,000 tons (which includes 1,000 tons to an affiliate) relating to 2005 vintage year.

Summary of Gains and Losses.

	2006	2005	2004
	(in millions)
Emission allowances	$71	$97	$14
Hydropower plants	—	12	—
Other, net	—	1	1
Gains on sales of assets and emission allowances, net	$71	$110	$15

Report of Independent Registered Public Accounting Firm

The Board of Directors
Orion Power Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Orion Power Holdings, Inc. and subsidiaries (the Company), as of December 31, 2006, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Power Holdings, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in note 7 to the consolidated financial statements, the Company changed its accounting for defined benefit pension and other postretirement plans in 2006.

KPMG LLP
Houston, Texas
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Orion Power Holdings, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of Orion Power Holdings, Inc. and subsidiaries (the “Company”), as of December 31, 2005, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orion Power Holdings, Inc. and subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Houston, Texas
March 14, 2006

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, except per share amounts)

	2006	2005	2004
Revenues:
Revenues	$22,861	$91,919	$463,132
Revenues—affiliates	474,851	548,533	22,924
Total	497,712	640,452	486,056
Expenses:
Fuel and purchased power	222,358	186,912	175,733
Fuel and purchased power—affiliates	2,427	68,272	66,466
Operation and maintenance	143,786	115,924	127,483
Operation and maintenance—affiliates	35,924	43,500	29,001
Taxes other than income taxes	13,089	3,709	17,376
General and administrative—primarily affiliates	27,980	40,493	58,006
Gains on sales of assets and emission allowances, net—primarily affiliates	(66,964)	(58,189)	(2,355)
Depreciation and amortization	100,107	126,416	114,289
Total operating expenses	478,707	527,037	585,999
Operating Income (Loss)	19,005	113,415	(99,943)
Other Income (Expense):
Other, net	—	42	308
Interest expense	(38,472)	(39,949)	(40,781)
Interest expense—affiliates	(1,351)	(908)	(1,309)
Interest income—primarily affiliates	8,956	382	1,875
Total other expense	(30,867)	(40,433)	(39,907)
Income (Loss) from Continuing Operations Before Income Taxes	(11,862)	72,982	(139,850)
Income tax expense (benefit)	(31,135)	24,385	(53,008)
Income (Loss) from Continuing Operations	19,273	48,597	(86,842)
Income (loss) from discontinued operations	5,375	(86,096)	89,299
Income (Loss) Before Cumulative Effect of Accounting Changes	24,648	(37,499)	2,457
Cumulative effect of accounting changes, net of tax	—	(198)	—
Net Income (Loss)	$24,648	$(37,697)	$2,457

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$81	$13,752
Accounts receivable, principally customer, net of allowance of $0 and $6	1,664	4,079
Receivables from affiliates, net	33,046	40,234
State income taxes receivable	10,084	18,570
Inventory	50,289	56,464
Derivative assets	5,086	22,118
Accumulated deferred income taxes	7,359	585
Collateral posted under agreement with Reliant Energy, Inc.	3,278	—
Prepayments and other current assets	1,304	3,477
Current assets of discontinued operations	2,460	157,059
Total current assets	114,651	316,338
Property, Plant and Equipment, net	1,587,885	1,613,264
Other Assets:
Goodwill	175,520	180,520
Other intangibles, net	183,163	209,802
Derivative assets	—	6,701
Long-term note receivable from Reliant Energy, Inc.	92,200	—
Long-term collateral posted under agreement with Reliant Energy, Inc.	12,326	—
Other	59,615	64,888
Long-term assets of discontinued operations	—	872,650
Total other assets	522,824	1,334,561
Total Assets	$2,225,360	$3,264,163
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$10,505	$9,703
Accounts payable, principally trade	29,594	19,533
Accrued interest payable	7,996	8,000
Accumulated deferred income taxes	623	7,320
Other taxes payable	10,910	10,679
Other	8,712	8,110
Current liabilities of discontinued operations	3,286	49,069
Total current liabilities	71,626	112,414
Other Liabilities:
Accumulated deferred income taxes	178,042	174,545
Benefit obligations	58,100	40,780
Taxes payable to Reliant Energy, Inc.	84,310	—
Other	11,043	12,794
Long-term liabilities of discontinued operations	—	853,997
Total other liabilities	331,495	1,082,116
Revolving Credit Facility with Reliant Energy, Inc.	12,683	—
Long-term Debt	428,343	439,057
Commitments and Contingencies
Stockholder’s Equity:
Common stock; par value $1.00 per share (1,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	2,211,139	2,460,551
Retained deficit	(823,693)	(848,341)
Accumulated other comprehensive income (loss)	(6,234)	18,700
Accumulated other comprehensive loss of discontinued operations	—	(335)
Total stockholder’s equity	1,381,213	1,630,576
Total Liabilities and Stockholder’s Equity	$2,225,360	$3,264,163

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	2006	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$24,648	$(37,697)	$2,457
(Income) loss from discontinued operations	(5,375)	86,096	(89,299)
Net income (loss) from continuing operations and cumulative effect of accounting changes	19,273	48,399	(86,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting changes	—	198	—
Depreciation and amortization	100,107	126,416	114,289
Deferred income taxes	(27,474)	44,581	(196,491)
Non-cash equity contribution of operation and maintenance and general and administrative costs from Reliant Energy, Inc., net	—	56,890	66,835
Net unrealized (gains) losses on derivatives	(1,108)	4,846	90
Net amortization of contractual rights and obligations	(2,218)	(8,177)	(29,082)
Amortization of revaluation of acquired debt	(9,721)	(8,921)	(8,139)
Gains on sales of assets and emission allowances, net—primarily affiliates	(66,964)	(58,189)	(2,355)
Non-cash federal income tax contributions from (distributions to) Reliant Energy, Inc., net	—	(26,361)	150,511
Other, net	(658)	2,003	99
Changes in other assets and liabilities:
Accounts receivable, net	2,415	48,996	6,222
Inventory	3,414	(1,853)	(13,786)
Other current assets	2,173	(2,603)	2,826
Other assets	10,036	422	(6,108)
Accounts payable	5,163	1,644	(6,399)
Payable to/receivable from affiliates, net	7,188	(52,412)	12,435
Collateral posted under agreement with Reliant Energy, Inc.	(15,604)	—	—
Income taxes payable/receivable	13,510	1,768	10,210
Accrued interest	(4)	—	—
Other current liabilities	1,735	(9,881)	5,648
Other liabilities	3,726	(5,014)	10,519
Net cash provided by continuing operations from operating activities	44,989	162,752	30,482
Net cash provided by (used in) discontinued operations from operating activities	(49,689)	171,800	72,440
Net cash provided by (used in) operating activities	(4,700)	334,552	102,922
Cash Flows from Investing Activities:
Capital expenditures	(45,566)	(16,334)	(28,090)
Proceeds from sales of assets, net	—	2,372	—
Proceeds from sales of emission allowances	1,134	8,554	9,792
Proceeds from sales of emission allowances—affiliates	69,320	56,519	1,700
Purchases of emission allowances	—	—	(38,938)
Purchases of emission allowances—affiliates	—	(1,998)	—
Restricted cash	—	—	130,473
Net cash provided by continuing operations from investing activities	24,888	49,113	74,937
Net cash provided by discontinued operations from investing activities	967,566	79,101	911,227
Net cash provided by investing activities	992,454	128,214	986,164
Cash Flows from Financing Activities:
Distributions to Reliant Energy, Inc.	(209,400)	(340,000)	(710,738)
Changes in revolving credit facility with Reliant Energy, Inc., net	12,683	(7,300)	7,300
Loan to Reliant Energy, Inc.	(92,200)	—	—
Payments of long-term debt	(191)	—	—
Net cash used in continuing operations from financing activities	(289,108)	(347,300)	(703,438)
Net cash used in discontinued operations from financing activities	(712,317)	(110,183)	(410,340)
Net cash used in financing activities	(1,001,425)	(457,483)	(1,113,778)
Net Change in Cash and Cash Equivalents	(13,671)	5,283	(24,692)
Cash and Cash Equivalents at Beginning of Period	13,752	8,469	33,161
Cash and Cash Equivalents at End of Period	$81	$13,752	$8,469
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) to third parties for continuing operations	$48,360	$48,686	$48,840
Income taxes paid (net of income tax refunds received) for continuing operations	(17,022)	3,917	(14,478)
Non-cash Disclosure:
Contributions from (distributions to) Reliant Energy, Inc., net for continuing operations	(39,543)	(51,471)	217,346
Contributions from (distributions to) Reliant Energy, Inc., net for discontinued operations	—	30,468	81,603

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Thousands of Dollars)

				Accumulated Other Comprehensive Income (Loss)					Discontinued
Common Stock		Additional Paid-In	Retained	Deferred Derivative Gains	Actuarial Net Gain	Net Prior Service	Additional Minimum Benefits	Total Accumulated Other Comprehensive	Operations Accumulated Other Comprehensive	Total Stockholder’s	Comprehensive Income
Shares	Amount	Capital	Deficit	(Losses)	(Loss)	Costs	Liability	Income (Loss)	Loss	Equity	(Loss)

Balance, December 31, 2003	1,000	$ 1	$ 3,233,308	$ (813,101)	$ 16,066	$ —	$ —	$ —	$ 16,066	$ (20,797)	$ 2,415,477
Net income				2,457							2,457	$ 2,457
Distributions to Reliant Energy, Inc., net			(411,756)								(411,756)
Changes in minimum pension liability, net of tax of $0								(147)	(147)		(147)	(147)
Deferred gain from cash flow hedges, net of tax of $50 million and $1 million					69,845				69,845	992	70,837	69,845
Reclassification of net deferred (gain) loss from cash flow hedges, net of tax of $29 million and $11 million					(40,864)				(40,864)	16,067	(24,797)	(40,864)
Other comprehensive income from discontinued operations												17,059
Comprehensive income												$ 48,350

Balance, December 31, 2004	1,000	1	2,821,552	(810,644)	45,047	—	—	(147)	44,900	(3,738)	2,052,071
Net loss				(37,697)							(37,697)	$ (37,697)
Distributions to Reliant Energy, Inc., net			(361,001)								(361,001)
Deferred gain from cash flow hedges, net of tax of $3 million					4,925				4,925		4,925	4,925
Reclassification of net deferred (gain) loss from cash flow hedges, net of tax of $22 million and $2 million					(31,125)				(31,125)	3,403	(27,722)	(31,125)
Other comprehensive income from discontinued operations												3,403
Comprehensive loss												$ (60,494)
Balance, December 31, 2005	1,000	$ 1	$ 2,460,551	$ (848,341)	$ 18,847	$ —	$ —	$ (147)	$ 18,700	$ (335)	$ 1,630,576

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
(Thousands of Dollars)

				Accumulated Other Comprehensive Income (Loss)					Discontinued
								Total	Operations
				Deferred	Actuarial	Net	Additional	Accumulated	Accumulated
		Additional		Derivative	Net	Prior	Minimum	Other	Other	Total	Comprehensive
Common Stock		Paid-In	Retained	Gains	Gain	Service	Benefits	Comprehensive	Comprehensive	Stockholder’s	Income
Shares	Amount	Capital	Deficit	(Losses)	(Loss)	Costs	Liability	Income (Loss)	Loss	Equity	(Loss)
Balance, December 31, 2005	1,000	$ 1	$ 2,460,551	$ (848,341)	$ 18,847	$ —	$ —	$ (147)	$ 18,700	$ (335)	$ 1,630,576
Net income				24,648							24,648	$ 24,648
Distributions to Reliant Energy, Inc., net			(249,412)								(249,412)
Changes in minimum pension liability, net of tax of $1 million								(2,029)	(2,029)		(2,029)	(2,029)
Deferred loss from cash flow hedges, net of tax of $3 million					(4,334)				(4,334)		(4,334)	(4,334)
Reclassification of net deferred (gain) loss from cash flow hedges, net of tax of $8 million $0					(11,802)				(11,802)	335	(11,467)	(11,802)
Other comprehensive income from discontinued operations												335
Adjustment to initially apply FASB Statement No. 158, net of tax of $4 million, $2 million and $1 million						(5,566)	(3,379)	2,176	(6,769)		(6,769)
Comprehensive income												$ 6,818
Balance, December 31, 2006	1,000	$ 1	$ 2,211,139	$ (823,693)	$ 2,711	$ (5,566)	$ (3,379)	$ —	$ (6,234)	$ —	$ 1,381,213

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Background and Basis of Presentation

Background.   “Orion Power Holdings” refers to Orion Power Holdings, Inc., a Delaware corporation. “Orion Power” refers to Orion Power Holdings and its consolidated subsidiaries. “Reliant Energy” refers to Reliant Energy, Inc. and its consolidated subsidiaries. Orion Power owns and operates electric generation facilities in Ohio and Pennsylvania with an aggregate generating capacity of 2,675 megawatts (MW) as of December 31, 2006. Orion Power typically sells its wholesale products to independent system operators, regulated utilities, municipalities, energy supply companies (including Reliant Energy), cooperatives and retail “load” or customer aggregators.

On February 19, 2002, Reliant Energy acquired Orion Power through a merger.

Basis of Presentation.   These consolidated statements include all revenues and costs directly attributable to Orion Power including costs for facilities and costs for functions and services performed by Reliant Energy and charged to Orion Power. All significant intercompany transactions have been eliminated. Orion Power has reclassified some amounts on the December 31, 2005 consolidated balance sheet to conform to the 2006 presentation.

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

•       disclosure of contingent assets and liabilities at the date of the financial statements.

Orion Power’s critical accounting estimates include: (a) goodwill, (b) property, plant and equipment, (c) derivative assets and liabilities and (d) deferred tax assets, valuation allowances and tax liabilities. Actual results could differ from the estimates.

Orion Power is subject to various risks inherent in doing business. See notes 2(c), 2(d), 2(e), 2(h), 2(o), 4, 5, 6, 7, 8, 9 and 10.

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

(d)           Derivatives and Hedging Activities.

Orion Power accounts for its derivatives instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (SFAS No. 133).

For Orion Power’s hedging activities, it uses both derivative and non-derivative contracts that provide for settlement in cash or by delivery of a commodity. The primary types of derivative instruments Orion Power uses are forwards, futures, swaps and options. Orion Power accounts for its derivatives under one of three accounting methods (cash flow hedge, mark-to-market or accrual accounting (under the normal purchase/normal sale exception)) based on facts and circumstances. The fair values of derivative activities are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

If certain conditions are met, a derivative instrument may be designated as a cash flow hedge. A derivative is recognized at fair value in the balance sheet whether or not it is designated as a hedge, except for derivative contracts designated as normal purchase/normal sale exceptions, which are not in the consolidated balance sheet or results of operations prior to settlement resulting in accrual accounting treatment.

Derivatives designated as cash flow hedges must have a high correlation between price movements in the derivative and the hedged item. The changes in fair value of cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are effective as hedges, until the forecasted transactions affect earnings. At the time the forecasted transactions affect earnings, Orion Power reclassifies the amounts in accumulated other comprehensive income (loss) into earnings. Orion Power records the ineffective portion of changes in fair value of cash flow hedges immediately into earnings. For all other derivatives, changes in fair value are recorded as unrealized gains or losses in its results of operations.

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

Realized gains and losses on derivatives contracts not held for trading purposes are reported either on a net or gross basis based on the relevant facts and circumstances. Hedging transactions that do not physically flow are included in the same caption as the items being hedged. A summary of Orion Power’s derivative activities and classification in its results of operations is:

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

In addition to market risk, Orion Power is exposed to credit and operational risk. Reliant Energy has a risk control framework, to which Orion Power is subject, to manage these risks, which include:  (a) measuring and monitoring these risks, (b) review and approval of new transactions relative to these risks, (c) transaction validation and (d) portfolio valuation and reporting. Orion Power uses mark-to-market valuation, value-at-risk and other metrics in monitoring and measuring risk. Reliant Energy’s risk control framework includes a variety of separate but complementary processes, which involve commercial and senior management and Reliant Energy’s Board of Directors. See note 2(e) for further discussion of Orion Power’s credit policy.

Effective September 1, 2006, Orion Power de-designated certain cash flow hedges of coal contracts and either began utilizing the mark-to-market method of accounting or elected the normal purchase/normal sale exception.

Set-off of Derivative Assets and Liabilities.   Where derivative instruments are subject to a master netting agreement and the accounting criteria to offset are met, Orion Power presents its derivative assets and liabilities on a net basis. Derivative assets/liabilities and accounts receivable/payable are presented and set-off separately in the consolidated balance sheets although in most cases contracts permit the set-off of derivative assets/liabilities and accounts receivable/payable with a given counterparty.

(e)            Credit Risk.

Orion Power has a credit policy that governs the management of credit risk, including the establishment of counterparty credit limits and specific transaction approvals. Credit risk is monitored daily and the financial condition of counterparties is reviewed periodically. Orion Power tries to mitigate credit risk by entering into contracts that permit netting and allow it to terminate upon the occurrence of certain events of default. Orion Power measures credit risk as the replacement cost for its derivative positions plus amounts owed for settled transactions.

Orion Power’s credit exposure is based on its derivative assets and accounts receivable from counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties. As of December 31, 2006, one non-investment grade counterparty represented 100% ($4 million) of Orion Power’s credit exposure. As of December 31, 2005, three non-investment grade counterparties represented 93% ($32 million) of Orion Power’s credit exposure.

(f)             Customer Concentration.

No customer contributed in excess of 10% of the consolidated revenues during 2006 or 2005. The following table represents third party customers who contributed in excess of 10% of the consolidated revenues for 2004 (in millions, except percentages):

	2004
Customer	Revenue	Percentage of Total Revenue
Duquesne Light Company	$378	78%

Accounts receivable from third parties was only $2 million as of December 31, 2006. The following table represents accounts receivable balances from third party customers in excess of 10% of the total consolidated accounts receivable balance and the related percentages as of December 31, 2005 (in millions, except percentages):

	December 31, 2005
Customer	Accounts Receivable Balance	Percentage of Total Accounts Receivable
Duquesne Light Company	$1	23%
Exelon Generating Company	1	33%

See note 3 for transactions with affiliates.

(g)           General and Administrative Expenses—Primarily Affiliates.

General and administrative expenses from affiliates include, among other items, (a) selling and marketing, (b) bad debt expense, (c) financial services, (d) legal costs, (e) regulatory costs and (f) certain benefit costs. See note 3.

(h)          Property, Plant and Equipment and Depreciation Expense.

Orion Power computes depreciation using the straight-line method based on estimated useful lives. Depreciation expense was $76 million, $95 million and $78 million during 2006, 2005 and 2004, respectively.

	Estimated Useful	December 31,
	Lives (Years)	2006	2005
		(in millions)
Electric generation facilities	20 – 32	$1,783	$1,757
Land improvements	20 – 32	97	96
Other	3 – 10	9	8
Land		12	12
Assets under construction		28	8
Total		1,929	1,881
Accumulated depreciation		(341)	(268)
Property, plant and equipment, net		$1,588	$1,613

Orion Power periodically evaluates property, plant and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. Orion Power recorded no material property, plant and equipment impairments during 2006, 2005 and 2004.

In the future, Orion Power could recognize impairments if its wholesale energy market outlook changes negatively. In addition, Orion Power’s ongoing evaluation of its business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in impairment charges.

(i)             Intangible Assets and Amortization Expense.

Goodwill.   Orion Power performs its goodwill impairment test annually on April 1 and when events or changes in circumstances indicate that the carrying value may not be recoverable. During 2004, the annual impairment test date was November 1.

Other Intangibles.   Orion Power recognizes specifically identifiable intangible assets, including emission allowances and contractual rights, when specific rights and contracts are acquired. Orion Power has no intangible assets with indefinite lives recorded as of December 31, 2006 and 2005.

(j)              Income Taxes.

Federal.   Orion Power is included in the consolidated federal income tax returns of Reliant Energy and calculates its income tax provision on a separate return basis, whereby Reliant Energy pays all federal income taxes on Orion Power’s behalf and is entitled to any related tax savings. The difference between Orion Power’s current federal income tax expense or benefit, as calculated on a separate return basis, and related amounts paid to/received from Reliant Energy, if any, were recorded in Orion Power’s financial statements as adjustments to additional paid-in capital. Reliant Energy changed its funding policy in late December 2006 and these differences are recorded to (a) income taxes payable to Reliant Energy, Inc. if Orion Power has cumulative taxable income on a separate return basis or (b) deferred tax assets if Orion Power has cumulative taxable losses on a separate return basis. Deferred federal income taxes reflected on Orion Power’s consolidated balance sheet will ultimately be settled with Reliant Energy. See notes 3 and 11.

State.   Orion Power is included in the consolidated state income tax returns of Reliant Energy. It calculates its state provision, related payables or receivables and deferred state income taxes on a separate return basis and settles the related assets and liabilities directly with the governmental entity. See note 11.

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

(n)          Inventory.

Orion Power values fuel inventories at the lower of average cost or market. Orion Power removes these inventories as they are used in the production of electricity. Orion Power values materials and supplies at average cost. Orion Power removes these inventories when they are used for repairs, maintenance or capital projects.

	December 31,
	2006	2005
	(in millions)
Materials and supplies, including spare parts	$19	$17
Coal	30	38
Heating oil	1	1
Total inventory	$50	$56

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

(p)           Asset Retirement Obligations.

Orion Power’s asset retirement obligations relate to future costs associated primarily with ash disposal site closures. Orion Power’s asset retirement obligations were $4 million and $5 million as of December 31, 2006 and 2005, respectively. As of December 31, 2006, Orion Power has $3 million (classified in other long-term assets) on deposit with the state of Pennsylvania to guarantee its obligation related to future closures of ash disposal sites. See note 10.

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

(r)            New Accounting Pronouncement Not Yet Adopted—Fair Value.

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement is applicable for Orion Power beginning in 2008. It applies under other accounting pronouncements that require or permit fair value measurements. Orion Power does not expect the adoption, which will be assessed during 2007, to have a significant impact on its consolidated financial statements.

(3)          Related Party Transactions

These financial statements include the impact of significant transactions between Orion Power and Reliant Energy. The majority of these transactions involve the purchase or sale of energy, capacity, fuel, emission allowances or related services (including transportation, transmission and storage services) from or to Orion Power and allocations of costs to Orion Power for support services.

Support and Technical Services.   Reliant Energy provides commercial support, technical services and other corporate services to Orion Power. Beginning January 1, 2005, Reliant Energy allocates certain support services costs to Orion Power based on Orion Power’s underlying planned operating expenses relative to the underlying planned operating expenses of other entities to which Reliant Energy provides similar services and also charges Orion Power for certain other services based on usage. During 2004, Reliant Energy allocated certain support services costs to Orion Power based on Orion Power’s direct labor costs relative to the direct labor costs of other entities to which Reliant Energy provided similar services and also charged Orion Power for certain other services based on usage. Management believes these methods of allocation are reasonable and do not yield significantly different results between the two methodologies. These allocations and charges were not necessarily indicative of what would have been incurred had Orion Power been an unaffiliated entity. During 2004 and 2005, Orion Power only paid a certain amount for these services. Beginning January 2006, Orion Power began paying all of the costs for these services.

The following details the amounts recorded as operation and maintenance—affiliates and general and administrative—affiliates:

	2006	2005	2004
	(in millions)
Allocated or charged by Reliant Energy	$64	$84	$87
Unpaid allocations and charges recorded as non-cash equity contributions from Reliant Energy	—	57	67

Commodity Procurement and Marketing.   Orion Power has sales to and purchases from Reliant Energy related to support and commodity procurement and marketing services.

	2006	2005	2004
	(in millions)
Sales to Reliant Energy under various commodity agreements(1)	$475	$548	$23
Purchases from Reliant Energy under various commodity agreements(2)	7	68	66
Net sales of coal to Reliant Energy(3)	14	12	9
Gains on coal sales to Reliant Energy(4)	5	6	4
Sales of emission allowances to Reliant Energy(5)	69	56	2
Gains on emission allowances sales to Reliant Energy(6)	66	53	—

(1)             Recorded in revenue—affiliates.

(2)             Recorded in fuel and purchased power—affiliates. Amounts for 2006 and 2005 include purchases from an affiliate to meet requirements of contractual commitments.

(3)             Reflects market price of coal at sale and purchase dates.

(4)             Recorded in fuel and purchased power—affiliates.

(5)             Reflects price at which Reliant Energy sold the emission allowances to third-parties.

(6)             Recorded in gains on sales of assets and emission allowances, net. See note 12.

Debt Obligations from/to Reliant Energy.   In December 2004, Orion Power Midwest, L.P. (Orion MidWest) entered into the following with Reliant Energy:  (a) two related-party notes for a total of

$400 million and (b) a $75 million revolving credit facility. In December 2004, Orion Power New York, L.P. (Orion New York) entered into the following with Reliant Energy:  (a) a related-party note for $400 million and (b) a $50 million revolving credit facility. The Orion MidWest and Orion New York related party notes bore interest at 6.5% per year and interest was payable monthly. The revolving credit facilities bore interest at London Inter Bank Offering Rate (LIBOR) plus 2.875%. Some of these amounts were classified as discontinued operations. See note 13. In connection with the sales of the New York plants and the Ceredo plant, the related party notes were paid off and the Orion New York revolving credit facility was terminated. The $75 million Orion MidWest revolving credit facility matures in December 2007; however, Reliant Energy plans to extend the maturity each December for 12 months from that date. In March 2006, Orion Power made a term loan to Reliant Energy for $92 million, which matures in 2010. The note bears interest at ten percent and interest is payable monthly.

Secured Revolving Letter of Credit Facility Agreement with Reliant Energy.   Reliant Energy posts letters of credit on behalf of Orion Power. As of December 31, 2006 and 2005, Reliant Energy posted letters of credit totaling $16 million and $15 million, respectively, on behalf of Orion Power (for continuing operations). During September 2006, Reliant Energy and Orion Power entered into a Secured Revolving Letter of Credit Facility Agreement whereby Orion Power will provide cash to Reliant Energy as collateral for letters of credit when issued up to a maximum of $20 million. The agreement expires on April 30, 2010. As letters of credit expire, the cash collateral will be returned to Orion Power. Orion Power will reimburse Reliant Energy for the costs of the letters of credit and will earn interest income on the collateral posted. As of December 31, 2006, Orion Power has provided cash collateral of $16 million to Reliant Energy. During 2006, the letters of credit costs, recorded in interest expense, and the related interest income were insignificant.

Distributions to Reliant Energy.

	2006	2005	2004
	(in millions)
Orion Power Holdings distributions to Reliant Energy(1)	$(209)	$(340)	$(718)

(1)             Related to cash from Orion Power’s business operations or asset sales. See note 13(a).

Income Taxes.   See discussion in note 2(j) regarding Orion Power’s policy with respect to income taxes and the long-term taxes payable to Reliant Energy, Inc.

	2006	2005	2004
	(in millions)
Non-cash contributions from (distributions to) Reliant Energy related to federal income taxes for continuing and discontinued operations	$(40)	$(78)	$155

(4)          Intangible Assets

(a)          Goodwill.

The following table shows goodwill and the changes (in millions):

As of January 1, 2005	$291
Transfer to discontinued operations(1)	(102)
Other(2)	(8)
As of December 31, 2005	181
Other(2)	(5)
As of December 31, 2006	$176

(1)             Goodwill related to the Ceredo plant ($10 million) and New York plants ($92 million). See note 13.

(2)             Goodwill related to revisions to the Orion Power purchase price allocation for tax matters.

As of December 31, 2006 and 2005, Orion Power had $39 million and $44 million, respectively, of goodwill that is deductible for United States income tax purposes in future periods.

Goodwill Impairment Tests.   Orion Power performed impairment tests at the following dates:  May 2004, November 2004, April 2005, August 2005, September 2005 and April 2006 due to either asset sales or the annual impairment tests. No impairments were indicated in these tests.

Estimation of Fair Value.   Orion Power estimates the fair value based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches (income approach, market approach and comparable public company approach), (b) projections about future power generation margins, (c) estimates of future cost structure, (d) discount rates for estimated cash flows, (e) selection of peer group companies for the public company approach, (f) required level of working capital, (g) assumed EBITDA multiple for terminal values and (h) time horizon of cash flow forecasts.

Management has determined the fair value with the assistance of an independent appraiser. In determining the fair value, Orion Power made the following key assumptions: (a) the markets in which Orion Power operates will continue to be deregulated; (b) there will be a recovery in electricity margins over time such that companies building new generation facilities can earn a reasonable rate of return on their investment and (c) the economics of future construction of new generation facilities will likely be driven by integrated utilities. As part of the process, Orion Power modeled all of its power generation facilities and those of others in the regions in which Orion Power operates. The assumptions for each of the goodwill impairment tests during 2004, 2005 and 2006 were:

Number of years used in internal cash flow analysis	15
EBITDA(1) multiple for terminal values (2004 and 2005 tests)	7.5
EBITDA multiple for terminal values (April 2006 test)(2)	7.0
Risk-adjusted discount rate for estimated cash flows (2004 and 2005 tests)	9.0%
Risk-adjusted discount rate for estimated cash flows (April 2006 test)(3)	9.5%
Approximate average anticipated growth rate for demand in power	2.0%
Long-term after-tax return on investment for new investment	7.5%

(1)             Defined as earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization expenses.

(2)             Decrease primarily due to market factors affecting public company comparisons.

(3)             Increase primarily due to the increase in the small stock premium.

(b)           Other Intangibles.

	Remaining Weighted	December 31,
	Average	2006		2005
	Amortization Period (Years)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
		(in millions)
SO2 emission allowances(1)(2)	— (1)	$134	$(72)	$131	$(62)
NOx emission allowances(1)(3)	— (1)	181	(60)	185	(45)
Contractual rights(4)	—	4	(4)	4	(3)
Total		$319	$(136)	$320	$(110)

(1)             SO2 is sulfur dioxide and NOx is nitrogen oxides. Amortized to amortization expense on a units-of-production basis. As of December 31, 2006, Orion Power has recorded (a) SO2 emission allowances through the 2039 vintage year and (b) NOx emission allowances through the 2039 vintage year.

(2)             During 2006, 2005 and 2004, Orion Power purchased $0, $0 and $2 million, respectively, of SO2 emission allowances. See note 12 for sales.

(3)             During 2006, 2005 and 2004, Orion Power purchased $0, $2 million and $37 million, respectively, of NOx emission allowances. See note 12 for sales.

(4)             Amortized to revenues and fuel and purchased power, as applicable, based on the estimated realization of the fair value established on the acquisition date over the contractual lives.

Amortization expense consists of:

	2006	2005	2004
	(in millions)
Emission allowances	$25	$31	$36
Contractual rights(1)	$(1)	$(1)	$(1)
Contractual obligations(1)(2)	3	9	30
Net	$2	$8	$29

(1)             Amortized to revenues and fuel and purchased power, as applicable, based on the estimated realization of the fair value established on the acquisition date over the contractual lives.

(2)             Contractual obligations are in other long-term liabilities.

Estimated amortization expense based on Orion Power’s intangibles as of December 31, 2006 for the next five years is (in millions):

2007	$14
2008	5
2009	6
2010	7
2011	7

(5)          Derivatives and Hedging Activities

Orion Power uses derivative instruments to manage operational or market constraints and to increase return on its generation assets. The instruments used are fixed-price derivative contracts to hedge the variability in future cash flows from forecasted sales of power and purchases of fuel and power. Orion Power’s objective in entering into these fixed-price derivatives is to fix the price for a portion of these transactions. See note 2(d).

Orion Power’s derivative portfolio, excluding cash flow hedges, is $1 million (net asset) and $0 as of December 31, 2006 and 2005, respectively. Orion Power’s cash flow hedges are valued at $4 million (net asset) and $29 million (net asset) as of December 31, 2006 and 2005, respectively.

During 2006, 2005 and 2004, there was no hedge ineffectiveness recognized from derivatives that are designated and qualify as cash flow hedges. In addition, no component of the derivatives’ gain or loss was excluded from the assessment of effectiveness for these periods. If it becomes probable that an anticipated transaction will not occur, Orion Power realizes in net income (loss) the deferred gains and losses recognized in accumulated other comprehensive loss. During 2006, 2005 and 2004, $0, $0 and $16 million, respectively, were recognized in the results of continuing operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of December 31, 2006 and 2005, the maximum length of time Orion Power is hedging its exposure to the variability in future cash flows that may result from changes in commodity prices was one year and two years, respectively. As of December 31, 2006, Orion Power expects $3 million of accumulated other comprehensive income to be reclassified into its results of operations during the next 12 months. However, the actual amount reclassified into earnings will vary from the amounts recorded as of December 31, 2006, due to future changes in market prices.

(6)          Debt

Outstanding debt to third parties:

	December 31,
	2006			2005
	Weighted Average Stated Interest Rate(1)	Long-term	Current	Weighted Average Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Orion Power Holdings senior notes due 2010 (unsecured)	12.00	$400	$—	12.00	$400	$—
Adjustment to fair value of debt(2)		29	10		39	9
Total debt(3)		$429	$10		$439	$9

(1)             The weighted average stated interest rates are as of December 31, 2006 or 2005.

(2)             Debt acquired by Reliant Energy in the Orion Power acquisition was adjusted to fair market value as of the acquisition date. Included in interest expense is amortization of $9 million for valuation adjustments for debt for 2006, 2005 and 2004.

(3)             As of December 31, 2005, Orion Power classified $712 million as discontinued operations. See note 13.

Debt maturities as of December 31, 2006 are (in millions):

2007	$—
2008	—
2009	—
2010	400
2011	—
2012 and thereafter	—
$400

Orion Power Holdings Senior Notes.   These notes were recorded at a fair value of $479 million upon the acquisition by Reliant Energy. The $79 million premium is being amortized to interest expense over the life of the notes. The senior notes are senior unsecured obligations of Orion Power Holdings, are not guaranteed by any of Orion Power Holdings’ subsidiaries and are non-recourse to Reliant Energy. The senior notes have covenants that restrict the ability of Orion Power Holdings and its subsidiaries to, among other actions, (a) pay dividends or pay subordinated debt, (b) incur indebtedness or issue preferred stock, (c) make investments, (d) divest assets, (e) encumber its assets, (f) enter into transactions with affiliates, (g) engage in unrelated businesses and (h) engage in sale and leaseback transactions. As of December 31, 2006, conditions under these covenants were not met that allow the payment of dividends. As of December 31, 2006, the adjusted net assets of Orion Power that are restricted to Reliant Energy, Inc. are $1.3 billion.

See note 3 for debt transactions with affiliates.

(7)          Benefit Plans

(a)          Pension and Postretirement Benefits.

Benefit Plans.   Orion Power sponsors multiple defined benefit pension plans. Orion Power provides subsidized postretirement benefits to some bargaining employees but generally does not provide them to non-bargaining employees.

Effective December 31, 2006, Orion Power adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires recognition of the funded status of plans, measured as of year end. Orion Power already uses the required measurement date. The adoption did not have a material effect on any individual line item of Orion Power’s consolidated balance sheet as of December 31, 2006. As of December 31, 2006, $0.2 million and $0.4 million of net gain/loss and net prior service costs, respectively, in accumulated other comprehensive loss are expected to be recognized in net periodic benefit cost during the next 12 months. However, the actual amounts reclassified into earnings will vary from the amounts recorded as of December 31, 2006 due to future changes in market conditions.

Orion Power uses a December 31 measurement date for its plans. The benefit obligations and funded status are:

	Pension		Postretirement Benefits
	2006	2005	2006	2005
	(in millions)
Change in Benefit Obligation
Beginning of year	$52	$41	$28	$24
Service cost	3	2	—	1
Interest cost	3	2	2	1
Benefits paid	(1)	(1)	—	—
Actuarial loss	—	8	1	2
End of year	$57	$52	$31	$28
Change in Plan Assets
Beginning of year	$30	$22	$—	$—
Employer contributions	3	8	—	—
Benefits paid	(1)	(1)	—	—
Actual investment return	4	1	—	—
End of year	$36	$30	$—	$—
Reconciliation of Funded Status
Funded status	$(21)	$(22)	$(31)	$(28)
Unrecognized prior service cost	—	8	—	(2)
Unrecognized actuarial loss	—	10	—	—
Net amount recognized	$(21)	$(4)	$(31)	$(30)

Amounts recognized in the consolidated balance sheets are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2006	2005	2006	2005
	(in millions)
Current liabilities	$—	$—	$(1)	$—
Noncurrent liabilities	(21)	(10)	(30)	(30)
Intangible asset	—	6	—	—
Net amount recognized	$(21)	$(4)	$(31)	$(30)

The accumulated benefit obligation for all pension plans was $51 million and $47 million as of December 31, 2006 and 2005, respectively. All pension plans have accumulated benefit obligations in excess of plan assets.

Net benefit costs are:

	Pension			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(in millions)
Service cost	$3	$2	$3	$—	$1	$1
Interest cost	3	2	2	2	1	1
Expected return on plan assets	(2)	(1)	(1)	—	—	—
Net amortization	1	1	1	—	—	—
Net benefit cost	$5	$4	$5	$2	$2	$2

Assumptions.   The significant weighted average assumptions used to determine the benefit obligations are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2006	2005	2006	2005
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of increase in compensation levels	3.0%	3.0%	3.0%	3.0%

The significant weighted average assumptions used to determine the net benefit costs are:

	Pension			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Rate of increase in compensation levels	3.0%	3.0%	4.5%	3.0%	3.0%	4.5%
Expected long-term rate of return on assets	7.5%	7.5%	7.5%	N/A	N/A	N/A

As of December 31, 2006 and 2005, Orion Power developed its expected long-term rate of return on pension plan assets based on third party models. These models consider expected inflation, current dividend yields, expected corporate earnings growth and risk premiums based on the expected volatility of each asset category. Orion Power weights the expected long-term rates of return for each asset category to determine its overall expected long-term rate of return on pension plan assets. In addition, Orion Power reviews peer data and historical returns.

Orion Power’s assumed health care cost trend rates used to measure the expected cost of benefits covered by its postretirement plan are:

	2006	2005	2004
Health care cost trend rate assumed for next year	9.0%	9.0%	9.75%
Rate to which the cost trend rate is assumed to gradually decline	5.5%	5.5%	5.5%
Year that the rate reaches the rate to which it is assumed to decline	2015	2011	2011

Assumed health care cost trend rates can have a significant effect on the amounts reported for Orion Power’s health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2006:

	One-Percentage Point
	Increase	Decrease
	(in millions)
Effect on service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	5	(4)

Plan Assets.   Orion Power’s pension weighted average asset allocations and target allocation by asset category are:

	Percentage of Plan Assets as of December 31,		Target Allocation
	2006	2005	2007
Domestic equity securities	50%	50%	50%
International equity securities	11	11	10
Global equity securities	11	10	10
Debt securities	28	29	30
Total	100%	100%	100%

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

As a secondary measure, Orion Power compares asset performance to the returns of a universe of comparable funds, where applicable, over a full market cycle. Reliant Energy’s Benefits Committee reviews plan asset performance each quarter by comparing the actual quarterly returns of each asset class to its related benchmark. Orion Power’s plan assets have generally performed in accordance with the benchmarks.

Cash Obligations.   Orion Power expects pension cash contributions to approximate $2 million during 2007. Expected benefit payments for the next ten years, which reflect future service as appropriate, are:

	Pension	Postretirement Benefits
	(in millions)
2007	$1	$1
2008	1	1
2009	1	1
2010	2	2
2011	2	2
2012-2016	17	11

(b)           Savings Plan.

Orion Power has an employee savings plan under Section 401(a) of the Internal Revenue Code. Under the plan, participating employees may contribute a portion of their compensation generally up to a maximum of 18% pre-tax or after-tax. Bargaining employees contribute based on their respective agreements. Orion Power’s savings plan benefit expense, including matching and discretionary contributions, was $1 million during 2006, 2005 and 2004.

(c)            Other Employee Matters.

As of December 31, 2006, approximately 76% of Orion Power’s employees are subject to collective bargaining arrangements. Orion Power’s collective bargaining arrangements expire at various intervals beginning in 2008.

(8)          Income Taxes

(a)          Summary.

Orion Power’s income tax expense (benefit) is:

	2006	2005	2004
	(in millions)
Current:
Federal	$—	$(26)	$150
State	(4)	6	(7)
Total current	(4)	(20)	143
Deferred:
Federal	11	57	(202)
State	(38)	(13)	6
Total deferred	(27)	44	(196)
Income tax expense (benefit) from continuing operations	$(31)	$24	$(53)
Income tax expense (benefit) from discontinued operations	$(1)	$6	$67

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	2006		2005	2004
	(in millions)
Income (loss) from continuing operations before income taxes	$(12)		$73	$(140)
Federal statutory rate	35%		35%	35%
Income tax expense (benefit) at statutory rate	(4)		26	(49)
Net addition (reduction) in taxes resulting from:
State income taxes, net of federal income taxes	(30	)(1)	(4)	(1)
Other, net	3		2	(3)
Total	(27)		(2)	(4)
Income tax expense (benefit) from continuing operations	$(31)		$24	$(53)
Effective rate	NM	(2)	33%	38%

(1)             Of this amount, (a) $17 million relates to Pennsylvania state law changes, which effectively decreased our limitations to use net operating losses in that state and (b) $7 million relates to changes in valuation allowances.

(2)             Not meaningful. The primary reason is due to state income taxes. See above.

	December 31,
	2006	2005
	(in millions)
Deferred tax assets:
Current:
Employee benefits	$1	$—
Other	6	5
Total current deferred tax assets	7	5
Non-current:
Employee benefits	21	17
State tax credit carryforwards	—	17
Net operating loss carryforwards	29	8
Environmental reserves	—	2
Other	14	19
Valuation allowance	(5)	(24)
Total non-current deferred tax assets	59	39
Total deferred tax assets	$66	$44
Deferred tax liabilities:
Current:
Derivative assets, net	$—	$10
Other	—	2
Total current deferred tax liabilities	—	12
Non-current:
Depreciation and amortization	209	187
Derivative assets, net	—	4
Other	7	—
Total non-current deferred tax liabilities	216	191
Total deferred tax liabilities	$216	$203
Accumulated deferred income taxes, net	$(150)	$(159)

(b)           Tax Attribute Carryovers.

	December 31, 2006	Statutory Carryforward Period	Expiration Year(s)
	(in millions)	(in years)
Net Operating Loss Carryforwards:
State	$388	20	2020 through 2026

(c)            Federal and State Valuation Allowances.

Orion Power assesses quarterly its future ability to use federal and state net operating losses, capital losses and other deferred tax assets. These assessments included an evaluation of Orion Power’s recent history of earnings and losses, future reversals of temporary differences and identification of other sources of future taxable income, including the identification of tax planning strategies in certain situations.

Orion Power’s valuation allowances are:

State
(in millions)
As of January 1, 2004	$41
Changes in valuation allowance	(16)
As of December 31, 2004	25
Changes in valuation allowance	(1)
As of December 31, 2005	24
Changes in valuation allowance	(19)
As of December 31, 2006	$5

(d)           Tax Contingencies.

Reliant Energy’s income tax returns, including years when it was included in CenterPoint’s consolidated tax group, for the 1997 to 2004 tax reporting periods are under audit by federal and state taxing authorities. These audits may result in additional taxes, interest and penalties or revisions of the timing of tax payments. Orion Power classifies interest and penalties related to income taxes in income tax expense/benefit. As Orion Power is a part of the consolidated income tax returns of Reliant Energy, it could be subject to additional taxes. Orion Power evaluates the need for contingent tax liabilities on a quarterly basis and records any estimable and probable tax exposures in its results of operations. In addition, Orion Power discloses any material tax contingencies as to which we believe there is a reasonable possibility of a future tax assessment.

As of December 31, 2006 and 2005, Orion Power has accrued contingent state tax liabilities related to its continuing operations of $3 million. These balances are primarily classified in other long-term liabilities. Orion Power does not believe these contingencies will be resolved within the next 12 months.

(e)            Changes in Accounting for Income Taxes or Tax Laws.

The FASB issued guidance clarifying the accounting for uncertainty in income taxes. Pursuant to the new guidance, which is effective for Orion Power in 2007, tax benefits are only recorded for positions where it is more-likely-than-not that reported tax return treatment would be sustained if audited by relevant taxing authorities. Additional rules are provided for interest, penalties, changes in benefit recognition and other related matters. Orion Power is currently in the process of determining the impact of this adoption. Based on its latest estimates, Orion Power does not expect the adoption to have a material impact on its consolidated financial statements.

(9)          Commitments

(a)          Leases.

Operating Lease Expense.   Total lease expense for all operating leases was $2 million, $1 million and $2 million during 2006, 2005 and 2004, respectively.

(b)           Guarantees and Indemnifications.

Equity Pledged as Collateral to Reliant Energy.   Orion Power Holdings’ equity is pledged as collateral under certain of Reliant Energy’s credit and debt agreements, which have an outstanding balance of $2.8 billion as of December 31, 2006.

Interests Pledged as Collateral to Reliant Energy.   In connection with Orion Power’s debt to Reliant Energy (as discussed in note 3), Orion Power Holdings has pledged its interests in Orion Power Capital, LLC, and its subsidiaries, including Orion New York and Orion MidWest, to Reliant Energy. In connection with the sale of the New York plants, certain of these interests were released.

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

Orion Power is unable to estimate its maximum potential exposure under these provisions until an event triggering payment under these provisions occurs. Orion Power does not expect to make any material payments under these provisions.

(c)            Other Commitments.

Property, Plant and Equipment Commitments.   As of December 31, 2006, Orion Power has contractual commitments to spend approximately $285 million on plant and equipment relating primarily to SO2 emissions reductions.

Fuel Supply Commitments.   Orion Power is a party to fuel supply contracts of various quantities and durations that are not classified as derivative assets and liabilities. These contracts are not included in the consolidated balance sheet as of December 31, 2006. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2006 (in millions):

2007	$62
2008	—
2009	—
2010	—
2011	—
2012 and thereafter	—
Total	$62

As of December 31, 2006, the maximum remaining term under any individual fuel supply contract is one year.

Sales Commitments.   As of December 31, 2006, Orion Power has sales commitments, which are not classified as derivative assets and liabilities. The estimated minimum sales commitments under these contracts are as follows (in millions):

2007	$21
2008	10
2009	—
2010	—
2011	—
Total	$31

(10)   Contingencies

Orion Power is involved in a number of legal, environmental and other matters before courts and governmental agencies, some of which may involve substantial amounts. Unless otherwise noted, Orion Power cannot predict the outcome of these matters.

New Source Review Matters.   The United States Environmental Protection Agency (EPA) and various states are investigating compliance of coal-fueled electric generating stations with the “New Source Review” requirements of the Clean Air Act. The EPA has agreed to share information relating to its investigations with state environmental agencies.

Ash Disposal Site Closures.   Orion Power is responsible for environmental costs related to the future closures of two ash disposal sites owned by Orion MidWest. Based on Orion Power’s evaluations with assistance from third-party consultants and engineers, Orion Power recorded the estimated discounted costs associated with these environmental liabilities as part of its asset retirement obligations. See note 2(o).

New Castle Notice of Violation.   In December 2006, Orion MidWest received a Notice of Violation from the Pennsylvania Department of Environmental Protection regarding the elevation of the permitted coal ash landfill at its generating site in New Castle, Pennsylvania. Orion Power is currently negotiating a penalty amount with the agency, which Orion Power estimates will be approximately $100,000.

(11)   Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable and payable and derivative assets and liabilities equal their carrying amounts. Values of Orion Power’s debt (see note 6) are:

	December 31,
	2006		2005
	Carrying Value	Fair Market Value(1)	Carrying Value	Fair Market Value(1)
	(in millions)
Fixed rate debt	$439	$495	$448	$453
Total debt	$439	$495	$448	$453

(1)             Orion Power based the fair market values of its fixed rate debt on information from market participants.

(12)   Sales of Assets and Emission Allowances

Orion Power included the following in its results of operations through the date of sale.

Emission Allowances.   Sales consist of:

	2006		2005		2004
	(in millions)
SO2(1)	$70	(2)	$54	(3)	$1
NOx(4)	—		11	(5)	10
	$70		$65		$11

(1)             Includes sales to an affiliate during 2006, 2005 and 2004 of $69 million, $54 million and $0, respectively.

(2)             Sold 56,000 tons to an affiliate relating to 2007 through 2009 vintage years.

(3)             Sold 45,000 tons to an affiliate relating to 2008 vintage year.

(4)             Includes sales to an affiliate during 2006, 2005 and 2004 of $0, $2 million and $2 million, respectively.

(5)             Sold 4,000 tons (which includes 1,000 tons to an affiliate) relating to 2005 through 2006 vintage years.

Summary of Gains and Losses.

	2006	2005	2004
	(in millions)
Emission allowances	$67	$56	$2
Other, net	—	2	—
Gains on sales of assets and emission allowances, net	$67	$58	$2

(13)   Discontinued Operations

(a)          New York Plants.

General.   In February 2006, Orion Power closed on the sale of its three remaining New York plants with an aggregate net generating capacity of approximately 2,100 MW for $979 million. During the third quarter of 2005, Orion Power began to report the results of the New York plants as discontinued operations.

Use of Proceeds.   Orion Power applied $704 million of cash proceeds, which is net of estimated city, state and transfer taxes and transaction costs, to pay down the Orion New York and Orion MidWest notes (including outstanding interest) owed to Reliant Energy. After tendering for $0.2 million of the 12% senior notes, the remaining net cash proceeds of $248 million were distributed to/invested in Reliant Energy, including the issuance of a $92 million note. See note 3.

Assumptions Related to Debt, Deferred Financing Costs and Interest Expense on Discontinued Operations.   Based on Orion Power’s obligation to utilize the net proceeds from the sale to prepay debt, Orion Power classified the related debt amounts for the Orion New York and Orion MidWest related party notes and the Orion New York related party revolver (and the related interest expense) as discontinued operations as shown below:

	December 31,
	2006	2005
	(in millions)
Orion New York term notes	$—	$400
Orion MidWest term notes	—	300
Orion New York revolver	—	12
Total	$—	$712

Prior to December 2004 (when the notes and revolver with Reliant Energy were issued), Orion Power had outstanding debt of $394 million, which was repaid with the proceeds of the notes from Reliant Energy. This debt (and its related interest expense) has also been classified as discontinued operations. Orion Power classified the related deferred financing costs (and associated interest expense) on all of these debt amounts as discontinued operations. Orion Power allocated $1 million, $1 million and $31 million of related third party interest expense during 2006, 2005 and 2004, respectively, to discontinued operations. Orion Power allocated $7 million and $53 million of related interest expense—affiliates during 2006 and 2005, respectively, to discontinued operations.

(b)           Ceredo Plant.

In 2005, Orion Power sold its 505 MW Ceredo power plant for $100 million. Orion Power used the net cash proceeds of $100 million to pay down the Orion MidWest term notes owed to Reliant Energy. During the third quarter of 2005, Orion Power began to report results of Ceredo’s operations as discontinued operations effective January 1, 2005.

(c)            Liberty.

In 2004, Orion Power transferred its ownership interests in Liberty, including its non-recourse debt, to Liberty’s lenders. Liberty owned a 530 MW power generation facility and had been in default under its credit agreement. Orion Power has reported the results of its Liberty operations as discontinued operations since the fourth quarter of 2004. Orion Power did not provide or receive any cash consideration in connection with the transfer to Liberty’s lenders. Orion Power allocated $21 million of related interest expense during 2004 to discontinued operations.

(d)           Hydropower Plants.

In 2004, Orion Power sold 71 hydropower plants and a gas-fired generation plant with a total aggregate net generating capacity of 770 MW for $870 million. Orion Power has reported the results of its hydropower plant operations as discontinued operations since the second quarter of 2004. Orion Power’s estimated net proceeds after transaction and related costs were $804 million. Orion Power used the net proceeds from the sale to repay debt, pay taxes and settle an interest rate swap termination.

Pursuant to the terms of certain credit agreements requiring that Orion Power apply all net cash proceeds from the sale to pay off indebtedness (including swap obligations), Orion Power reported the debt repaid through the sale, related interest rate swaps and related deferred financing costs, including associated interest, as discontinued operations. Orion Power allocated $47 million of related interest expense during 2004 to discontinued operations.

(e)            All Discontinued Operations.

The following summarizes certain financial information of the businesses reported as discontinued operations:

	New York Plants		Ceredo Plant(1)		Liberty		Hydropower Plants		Total
2006
Revenues	$104		$—		$—		$—		$104
Income before income tax expense/benefit	4	(2)	—		—		—		4
2005
Revenues	$1,014		$—		$—		$—		$1,014
Loss before income tax expense/benefit	(48	)(3)	(32	)(4)	—		—		(80)
2004
Revenues	$626		N/A		$86		$95		$807
Income (loss) before income tax expense/benefit	129		N/A		(98	)(5)	125	(6)	156

(1)             Prior to January 1, 2005, Ceredo did not qualify for discontinued operations.

(2)             Includes an additional pre-tax loss on disposal of $16 million during 2006 primarily due to changes in derivative assets not terminated as of the date of sale. The cumulative pre-tax loss on disposal through December 31, 2006 is $308 million.

(3)             Includes $292 million estimated loss on disposal.

(4)             Includes $32 million loss on disposal.

(5)             Includes $70 million loss on disposal.

(6)             Includes $146 million gain on disposal.

The following summarizes the assets and liabilities related to New York discontinued operations:

	December 31,
	2006	2005
	(in millions)
Current Assets:
Accounts receivable, net	$2	$51
Derivative assets	—	41
Other current assets	—	65
Total current assets	2	157
Property, Plant and Equipment, net	—	761
Other Assets:
Other intangibles, net	—	69
Derivative assets	—	43
Total long-term assets	—	873
Total Assets	$2	$1,030
Current Liabilities:
Accounts payable, principally trade	$—	$30
Other current liabilities	3	19
Total current liabilities	3	49
Other Liabilities:
Accumulated deferred income taxes	—	120
Other liabilities	—	22
Total other liabilities	—	142
Long-term Debt	—	712
Total long-term liabilities	—	854
Total Liabilities	$3	$903
Accumulated other comprehensive loss	$—	$—