Form 10-Q
period 2007-03-31
RELIANT ENERGY INC
filed 2007-05-03
CIK 1126294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to               .

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

As of April 25, 2007, the latest practicable date for determination, Reliant Energy, Inc. had 341,621,856 shares of common stock outstanding and no shares of treasury stock.

TABLE OF CONTENTS

Forward-Looking Information

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Consolidated Statements of Operations (unaudited) Three Months Ended March 31, 2007 and 2006
Consolidated Balance Sheets March 31, 2007 (unaudited) and December 31, 2006
Consolidated Statements of Cash Flows (unaudited) Three Months Ended March 31, 2007 and 2006
Notes to Unaudited Consolidated Interim Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
Consolidated Results of Operations
Liquidity and Capital Resources
Off-Balance Sheet Arrangements
New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks and Risk Management
Non-Trading Market Risks
Trading Market Risks

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Changes in Internal Control Over Financial Reporting

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 6.	EXHIBITS

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

Actual results may differ materially from those expressed or implied by forward-looking statements as a result of many factors or events, including, but not limited to, changes in our business plan, changes in legislative and regulatory developments, the outcome of pending lawsuits, governmental proceedings and investigations, the effects of competition, financial market conditions, access to capital, the timing and extent of changes in commodity prices and interest rates, weather conditions, and other factors we discuss in the “Risk Factors” section of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.
FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Revenues (including $14,570 and $149,506 unrealized gains)	$2,362,601	$2,452,685
Expenses:
Purchased power, fuel and cost of gas sold (including $507,659 and $(126,038) unrealized gains (losses))	1,443,491	2,250,049
Operation and maintenance	230,741	185,555
Selling, general and administrative	87,597	70,740
Western states and similar settlements	22,000	—
Gains on sales of assets and emission allowances, net	—	(151,476)
Depreciation and amortization	91,969	80,505
Total operating expense	1,875,798	2,435,373
Operating Income	486,803	17,312
Other Income (Expense):
Income of equity investment, net	1,160	326
Other, net	1,068	85
Interest expense	(87,070)	(108,162)
Interest income	10,464	9,018
Total other expense	(74,378)	(98,733)
Income (Loss) from Continuing Operations Before Income Taxes	412,425	(81,421)
Income tax expense	152,062	57,646
Income (Loss) from Continuing Operations	260,363	(139,067)
Income (loss) from discontinued operations	(1,652)	4,980
Income (Loss) Before Cumulative Effect of Accounting Change	258,711	(134,087)
Cumulative effect of accounting change, net of tax	—	968
Net Income (Loss)	$258,711	$(133,119)

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.77	$(0.46)
Income (loss) from discontinued operations	(0.01)	0.02
Income (loss) before cumulative effect of accounting change	0.76	(0.44)
Cumulative effect of accounting change, net of tax	—	—
Net income (loss)	$0.76	$(0.44)

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.75	$(0.46)
Income (loss) from discontinued operations	(0.01)	0.02
Income (loss) before cumulative effect of accounting change	0.74	(0.44)
Cumulative effect of accounting change, net of tax	—	—
Net income (loss)	$0.74	$(0.44)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Share and Per Share Amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$488,046	$463,909
Restricted cash	10,838	24,980
Accounts and notes receivable, principally customer, net of allowance of $26,742 and $33,332	1,020,345	1,043,637
Inventory	243,043	275,437
Derivative assets	282,841	489,726
Margin deposits	349,736	452,605
Accumulated deferred income taxes	132,479	279,479
Prepayments and other current assets	145,756	141,016
Current assets of discontinued operations	2,567	2,460
Total current assets	2,675,651	3,173,249
Property, plant and equipment, gross	7,216,151	7,192,437
Accumulated depreciation	(1,509,961)	(1,450,442)
Property, Plant and Equipment, net	5,706,190	5,741,995
Other Assets:
Goodwill	379,644	381,594
Other intangibles, net	421,218	423,745
Derivative assets	232,456	203,857
Accumulated deferred income taxes	72,858	87,858
Prepaid lease	272,314	264,328
Other	286,996	290,507
Total other assets	1,665,486	1,651,889
Total Assets	$10,047,327	$10,567,133

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$359,745	$355,264
Accounts payable, principally trade	659,900	664,630
Derivative liabilities	511,565	1,164,809
Margin deposits	—	16,490
Other	424,025	488,764
Current liabilities of discontinued operations	3,382	3,286
Total current liabilities	1,958,617	2,693,243
Other Liabilities:
Derivative liabilities	323,262	420,534
Other	310,858	324,145
Total other liabilities	634,120	744,679
Long-term Debt	3,173,751	3,177,691
Commitments and Contingencies
Temporary Equity Stock-based Compensation	2,140	1,647
Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 341,212,794 and 337,623,392 issued)	102	99
Additional paid-in capital	6,190,816	6,174,665
Retained deficit	(1,741,922)	(2,026,316)
Accumulated other comprehensive loss	(170,297)	(198,575)
Total stockholders’ equity	4,278,699	3,949,873
Total Liabilities and Equity	$10,047,327	$10,567,133

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$258,711	$(133,119)
(Income) loss from discontinued operations	1,652	(4,980)
Net income (loss) from continuing operations and cumulative effect of accounting change	260,363	(138,099)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	(968)
Depreciation and amortization	91,969	80,505
Deferred income taxes	147,422	55,238
Net changes in energy derivatives	(508,770)	(13,869)
Amortization of deferred financing costs	3,666	3,931
Gains on sales of assets and emission allowances, net	—	(151,476)
Other, net	5,643	1,328
Changes in other assets and liabilities:
Accounts and notes receivable, net	45,811	88,805
Inventory	22,263	26,291
Margin deposits, net	86,379	120,392
Net derivative assets and liabilities	(19,944)	(50,002)
Western states and similar settlements payments	(35,000)	(155,102)
Accounts payable	24,385	(75,817)
Other current assets	(4,741)	(3,120)
Other assets	(11,974)	(20,653)
Taxes payable/receivable	4,790	134
Other current liabilities	(82,471)	(6,543)
Other liabilities	5,691	10,636
Net cash provided by (used in) continuing operations from operating activities	35,482	(228,389)
Net cash provided by (used in) discontinued operations from operating activities	(1,664)	7,279
Net cash provided by (used in) operating activities	33,818	(221,110)
Cash Flows from Investing Activities:
Capital expenditures	(42,167)	(21,897)
Proceeds from sales of assets, net	—	1,238
Proceeds from sales of emission allowances	1	187,910
Purchases of emission allowances	(990)	—
Restricted cash	14,142	(33,739)
Other, net	—	2,500
Net cash provided by (used in) continuing operations from investing activities	(29,014)	136,012
Net cash provided by discontinued operations from investing activities	—	967,743
Net cash provided by (used in) investing activities	(29,014)	1,103,755
Cash Flows from Financing Activities:
Payments of long-term debt	(3,466)	(321,372)
Increase in short-term borrowings and revolving credit facilities, net	6,554	27,241
Payments of financing costs	(440)	—
Proceeds from issuances of stock	16,685	5,016
Net cash provided by (used in) continuing operations from financing activities	19,333	(289,115)
Net cash used in discontinued operations from financing activities	—	(638,000)
Net cash provided by (used in) financing activities	19,333	(927,115)
Net Change in Cash and Cash Equivalents	24,137	(44,470)
Cash and Cash Equivalents at Beginning of Period	463,909	88,397
Cash and Cash Equivalents at End of Period	$488,046	$43,927
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$74,845	$95,447
Income taxes paid (net of income tax refunds received) for continuing operations	(150)	$1,195

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

Adjustments and Reclassifications.  The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to present fairly our financial position and results of operations for the reported periods.  Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for electricity and energy services, changes in commodity prices, changes in our retail revenue rates and changes in regulations, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors.  We have reclassified certain immaterial amounts reported in this Form 10-Q from prior periods to conform to the 2007 presentation.  These reclassifications had no impact on reported earnings/losses.

New Accounting Pronouncement Not Yet Adopted — Fair Value.  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This statement is applicable for us beginning in 2008.  It applies under other accounting pronouncements that require or permit fair value measurements.  The adoption, which we plan to assess throughout 2007, could have a significant impact on our consolidated financial statements.

(2)         Stock-based Compensation

Our compensation expense for our stock-based incentive plans was:

	Three Months Ended March 31,
	2007	2006
	(in millions)

Stock-based incentive plans compensation expense (pre-tax)	$7	$7
Income tax impact	(3)	(2)
After-tax expense	$4	$5

During February 2007, the compensation committee of our board of directors granted stock-based compensation awards to 47 of our officers under the Reliant Energy, Inc. 2002 Long-Term Incentive Plan.  The committee granted 429,221 time-based stock options (exercise price of $16.26 per share, which vest in three equal installments during February 2008, 2009 and 2010), 200,314 time-based restricted stock units (which vest during February 2010) and 345,358 performance-based cash units (each payable into a cash amount equal to the market value of one share of our common stock if our common stock closes at $23 or higher for 20 consecutive trading days before February 2010).  In addition, during February 2007, the committee granted 126,790 time-based restricted stock units and 126,790 time-based cash units to other employees under the Reliant Energy, Inc. 2002 Stock Plan.  These awards will vest during February 2010.

No tax benefits related to stock-based compensation were realized during the three months ended March 31, 2007 and 2006 due to our net operating loss carryforwards.

(3)         Comprehensive Income (Loss)

The components of total comprehensive income (loss) are:

	Three Months Ended March 31,
	2007	2006
	(in millions)

Net income (loss)	$259	$(133)
Other comprehensive income (loss), net of tax:
Deferred income (loss) from cash flow hedges	3	(96)
Reclassification of net deferred loss from cash flow hedges realized in net income/loss	25	42
Comprehensive income (loss)	$287	$(187)

(4)         Goodwill

2007 Annual Goodwill Impairment Tests.  We are in the process of performing our annual goodwill impairment tests for our wholesale energy and retail energy reporting units effective April 1, 2007.

Estimation of Our Wholesale Energy Reporting Unit’s Fair Value.  We anticipate using substantially the same subjective factors and significant assumptions to estimate fair value in our 2007 test as we used in our April 2006 test.  See note 4(a) to our consolidated financial statements in our Form 10-K.

(5)         Derivative Instruments

For discussion of our derivative activities, see notes 2(d) and 5 to our consolidated financial statements in our Form 10-K.  The income (loss) of our energy and interest rate derivative instruments is:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Energy derivatives:
Hedge ineffectiveness	$3	$(49)
Other net unrealized gains	519	72
Interest rate derivatives:
Hedge ineffectiveness	—	—
Other net unrealized losses	(3)	(3)
Total(1)(2)	$519	$20

(1)          No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(2)          During the three months ended March 31, 2007 and 2006, $0 and $3 million loss, respectively, were recognized in our results of continuing operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of December 31, 2006, the maximum length of time we were hedging our exposure to the variability in future cash flows that may result from changes in commodity prices was six years.  During the first quarter of 2007, we de-designated our remaining cash flow hedges; therefore, as of March 31, 2007, we have no cash flow hedges.

Amounts included in accumulated other comprehensive loss:

	March 31, 2007
	At the End of the Period	Expected to be Reclassified into Results of Operations in Next 12 Months
	(in millions)

Designated cash flow hedges	$—	$—
De-designated cash flow hedges	(144)	(74)
	$(144)	$(74)

Although we discontinued our proprietary trading business in March 2003, we have legacy positions, which will be closed as economically feasible or in accordance with their terms.  The impacts associated with these transactions are (income (loss)):

	Three Months Ended March 31,
	2007	2006
	(in millions)

Revenues	$—	$—
Purchased power, fuel and cost of gas sold	—	10
Total	$—	$10

(6)         Debt

Our outstanding debt is:

	March 31, 2007			December 31, 2006
	Weighted Average Stated Interest Rate(1)	Long-term	Current	Weighted Average Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Banking or Credit Facilities, Bonds and Notes:
Reliant Energy:
Senior secured revolver due 2009	9.63%	$—	$—	9.63%	$—	$—
Senior secured term loans (B) due 2010	7.70	396	4	7.73	397	3
Senior secured notes due 2010	9.25	550	—	9.25	550	—
Senior secured notes due 2013	9.50	550	—	9.50	550	—
Senior secured notes due 2014	6.75	750	—	6.75	750	—
Convertible senior subordinated notes due 2010 (unsecured)	5.00	2	—	5.00	2	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)	12.00	400	—	12.00	400	—
Reliant Energy Seward, LLC PEDFA(2) fixed-rate bonds due 2036	6.75	500	—	6.75	500	—
Reliant Energy Channelview LP (Channelview):
Term loans and revolving working capital facility:
Floating rate debt due 2007 to 2024	6.94	—	270	6.95	—	267
Fixed rate debt due 2014 to 2024	9.55	—	75	9.55	—	75
Reliant Energy Power Supply, LLC working capital facility due 2012	5.77	—	—	5.80	—	—
Total facilities, bonds and notes		3,148	349		3,149	345
Other:
Adjustment to fair value of debt(3)		26	10		29	10
Total other debt		26	10		29	10
Total debt		$3,174	$359		$3,178	$355

(1)          The weighted average stated interest rates are as of March 31, 2007 or December 31, 2006.

(2)          PEDFA is the Pennsylvania Economic Development Financing Authority.

(3)          Debt acquired in the Orion Power acquisition was adjusted to fair value as of the acquisition date.  Included in interest expense is amortization of $3 million and $2 million for valuation adjustments for debt during the three months ended March 31, 2007 and 2006, respectively.

Amounts borrowed and available for borrowing under our revolving credit agreements as of March 31, 2007 are:

	Total Committed Credit	Drawn Amount	Letters of Credit	Unused Amount
	(in millions)

Reliant Energy senior secured revolver due 2009	$700	$—	$156	$544
Letter of credit facility due 2010	300	—	300	—
Retail working capital facility due 2012	300	—	—	300
Channelview revolving working capital facility due 2007(1)	14	14	—	—
	$1,314	$14	$456	$844

(1)          See below.

Channelview.  We are considering various strategic alternatives with respect to our interest in Channelview, including a transfer of ownership to the lenders, selling our equity interests to a third party or placing Channelview in bankruptcy.  There can be no assurances regarding the outcome of this process.  As of March 31, 2007,

Channelview’s net property, plant and equipment is $365 million and its debt is $345 million.  As of March 31, 2007, our net investment in the Channelview companies, before considering any income tax impacts, is approximately $65 million.  Under Channelview’s credit agreement, the partnership is required to maintain a working capital requirement of $14 million.  This covenant is currently met by the commitments of the $14 million revolving working capital facility that matures by August 15, 2007.  The lenders have not agreed to extend the commitments and we do not know whether the working capital requirement will be met.  Failure to maintain the working capital requirement would constitute an event of default allowing Channelview’s lenders to demand immediate payment.  Due to this, we have classified the Channelview debt as a current liability as of March 31, 2007.  Channelview’s debt is non-recourse to Reliant Energy.

(7)         Earnings Per Share

	Three Months Ended March 31,
	2007	2006
	(shares in thousands)

Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding (basic)	339,345	305,631
Plus: Incremental shares from assumed conversions:
Stock options	4,698	—	(1)
Restricted stock	478	—	(1)
Employee stock purchase plan	20	—	(1)
5.00% convertible senior subordinated notes	219	—	(1)
Warrants	4,692	—	(1)
Weighted average shares outstanding assuming conversion (diluted)	349,452	305,631

(1)          As we incurred a loss from continuing operations, basic and diluted weighted average shares outstanding are the same.

We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect:

	Three Months Ended March 31,
	2007		2006
	(shares in thousands, dollars in millions)

Shares excluded from the calculation of diluted earnings (loss) per share	415	(1)	35,505	(2)

Shares excluded from the calculation of diluted earnings (loss) per share because the exercise price exceeded the average market price	2,137		6,585

Interest expense that would be added to income if 5.00% convertible senior subordinated notes were dilutive	$—	(3)	$2

(1)          Includes stock options.

(2)          Potential shares excluded consist of convertible senior subordinated notes, warrants, stock options, restricted stock, performance-based shares and shares related to employee stock purchase plan.

(3)          In December 2006, we converted 99.2% of our convertible senior subordinated notes to common stock.

(8)         Income Taxes

(a)         Tax Rate Reconciliation.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	Three Months Ended March 31,
	2007	2006

Federal statutory rate	35%	35%
Additions (reductions) resulting from:
Federal tax uncertainties	(1)	(1)
Federal valuation allowance	—	(86)
Western states and similar settlements penalty	1	—
State income taxes, net of federal income taxes	2	(16)
Other, net	—	(3)
Effective rate	37%	(71)%

(b)         Valuation Allowances.

We assess quarterly our future ability to use federal, state and foreign net operating loss carryforwards, capital loss carryforwards and other deferred tax assets.  These assessments include an evaluation of our recent history of earnings and losses, future reversals of temporary differences and identification of other sources of future taxable income, including the identification of tax planning strategies in certain situations.

Our valuation allowances are:

	Federal	State	Capital, Foreign and Other, Net
	(in millions)

As of December 31, 2006	$60	$85	$18
Changes in valuation allowance	1	4	—
As of March 31, 2007	$61	$89	$18

(c)          Adoption of FIN 48 and Tax Uncertainties.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48).  This interpretation addresses whether (and when) tax benefits claimed in our tax returns should be recorded in our financial statements.  Pursuant to FIN 48, we may only recognize the tax benefit from an “uncertain tax position” when it is more-likely-than-not that, based on the technical merits, the position will be sustained by taxing authorities or the courts.  The recognized tax benefits are measured as the largest benefit having a greater than fifty percent likelihood of being sustained upon settlement.  FIN 48 also provides guidance for derecognition, classification, interest and penalties, disclosures and related matters.  We classify accrued interest and penalties related to uncertain income tax positions in income tax expense/benefit.

In connection with the adoption, we recognized the following in our consolidated financial statements:

Adoption Effect on January 1, 2007
Increase (Decrease) (in millions)

Goodwill	$(2)
Other long-term liabilities	(27)
Retained deficit	(25)

As of January 1, 2007, immediately after adoption, our consolidated balance sheet reflected $7 million for income tax uncertainties ($4 million in long-term liabilities and $3 million in additional paid-in capital).  Of the $7 million, $4 million relates to income taxes, $2 million relates to penalties and $1 million relates to interest.  Amounts reported as additional paid-in capital relate to tax uncertainties for years we were included in CenterPoint Energy, Inc.’s (CenterPoint) consolidated tax return.  As of March 31, 2007, we have accrued $4 million for uncertain income tax positions included in long-term liabilities.  Of the $4 million, $2 million relates to penalties, $1 million relates to income taxes and $1 million relates to interest.

Our income tax returns for the 1997 to 2005 tax reporting periods are under audit by federal and state taxing authorities.  These audits may result in additional taxes, interest and penalties or revisions of the timing of tax payments.  We do not currently estimate that our unrecognized tax benefits will change significantly within the next 12 months.

(9)         Guarantees and Indemnifications

We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002.  The estimated maximum potential amount of future payments under the guarantee was approximately $56 million as of March 31, 2007.  We believe the likelihood that we would incur any significant losses under this guarantee is remote and, therefore, have not recorded a liability in our consolidated balance sheet as of March 31, 2007.

In addition, we are also required to indemnify CenterPoint for certain liabilities relating to the initial public offering of our common stock.

We also guarantee the $500 million PEDFA bonds, which are included in our consolidated balance sheet as outstanding debt.  Our guarantees are secured by guarantees from all of our subsidiaries that guarantee the December 2006 credit facilities.  The guarantees require us to comply with covenants substantially identical to those in the senior secured notes indentures.  The PEDFA bonds will become secured by certain assets of our Seward power plant if the collateral supporting both the senior secured notes and our guarantee is released.  Our maximum potential obligation under the guarantee is for payment of the principal of $500 million and related interest charges at a fixed rate of 6.75%.

We have guaranteed payments to a third party relating to energy sales from El Dorado Energy, LLC, a former investment.  The estimated maximum potential amount of future payments under this guarantee is approximately $21 million as of March 31, 2007.  We secured a portion of the guarantee with letters of credit.  We have not recorded a liability in our consolidated balance sheet for this guarantee.

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

(10) Contingencies

We are party to many legal proceedings, some of which may involve substantial amounts.  Unless otherwise noted, we cannot predict the outcome of the matters described below.

(a)         Legal Proceedings.

Pending Electricity and Natural Gas Litigation

The following proceedings relate to alleged conduct in the electricity and natural gas markets.  In 2005 and 2006, we settled a number of proceedings that were pending in California and other Western states; however, a number of other proceedings remain pending.

Electricity Actions.  We are party to one remaining lawsuit relating to our participation in alleged conduct to increase electricity prices in violation of antitrust laws, unfair competition laws and similar laws.  The lawsuit seeks treble damages, restitution and expenses.  The lawsuit is on appeal from an order of the United States District Court, District of Oregon that dismissed this case in our favor.  We do not believe the appeal will materially impact the underlying 2005 settlement or other electricity lawsuits.  In March 2007, a lawsuit on appeal from an order of the United States District Court, Western District of Washington was dismissed in our favor.

Natural Gas Actions.  We are party to 27 lawsuits, several of which are class action lawsuits, in state and federal courts in California, Colorado, Kansas, Missouri, Nevada and Wisconsin, including a lawsuit filed in March 2007 in the Circuit Court of Buchanan County, Missouri.  These lawsuits relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws.  The lawsuits seek treble damages, restitution and/or expenses.  The lawsuits also name a number of unaffiliated energy companies as parties.  In April 2007, a lawsuit in Tennessee was dismissed in our favor from an order of the Chancery Court of Tennessee for the Twenty-Fifth Judicial District at Somerville and an action brought by the Nevada Attorney General on behalf of gas consumers in Nevada was dismissed in our favor from the District Court of Clark County, Nevada.

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

Criminal Proceeding — Reliant Energy Services.  In April 2004, a California federal grand jury indicted Reliant Energy Services, Inc. (Reliant Energy Services) and some of its former and current employees for alleged violations of the Commodity Exchange Act, wire fraud and on conspiracy charges.  In March 2007, Reliant Energy Services resolved its pending indictment through a Deferred Prosecution Agreement with the United States Attorney’s Office for the Northern District of California.  Under the agreement, the government agreed to dismiss the pending indictment and not to re-indict Reliant Energy Services for the conduct alleged in the pending indictment if Reliant Energy Services complies with the agreement for the next two years.  As part of the agreement, Reliant Energy Services paid a $22 million penalty in March 2007.  Reliant Energy Services also committed to continue to implement compliance measures and cooperate with the government in any related investigations.

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

Ash Disposal Site Closures.  We are responsible for environmental costs related to the future closures of seven ash disposal sites.  Based on our evaluations with assistance from third-party consultants and engineers, we recorded the estimated discounted costs associated with these environmental liabilities as part of our asset retirement obligations.  See note 2(p) to our consolidated financial statements in our Form 10-K.

Remediation Obligations.  We are responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey.  Based on our evaluations with assistance from third-party consultants and engineers, we recorded the estimated liability for the remediation costs of $7 million as of March 31, 2007 and December 31, 2006.

New Castle Notice of Violation.  In December 2006, we received a Notice of Violation from the Pennsylvania Department of Environmental Protection regarding the elevation of the permitted coal ash landfill at our generating site in New Castle, Pennsylvania.  We are currently negotiating a penalty amount with the agency, which we estimate will be approximately $100,000.

Conemaugh Actions.  In April 2007, the Pennsylvania Department of Environmental Protection (PADEP) filed suit against us in the Court of Common Pleas of Indiana County, Pennsylvania.  In addition, in April 2007, PennEnvironment and the Sierra Club filed a citizens’ suit against us in the United States District Court, Western District of Pennsylvania.  Each suit alleges that the Conemaugh plant is in violation of its water discharge permit and related state and federal laws and seeks civil penalties, remediation and/or to enjoin violations.  The Conemaugh plant is jointly owned by us and seven other companies and is governed by a consent order agreement with the PADEP.  We are confident that the Conemaugh plant has operated and will continue to operate in material compliance with the consent order agreement, its water discharge permit and related state and federal laws.  However, if PADEP or PennEnvironment and the Sierra Club are successful, we could incur significant capital expenditures associated with the implementation of discharge reductions on an accelerated basis and possible penalties.

Water Quality.  In late March 2007, the EPA issued a notice that its final regulations relating to the design and operation of cooling water intake structures at existing power plants should be considered suspended.  This action was in response to the Second Circuit Court of Appeals’ January 2007 remand of the regulations for substantial revisions.  The EPA also instructed that any requirements for design, construction and operation of cooling water intake structures be assessed on a plant-by-plant basis on a best professional judgment basis as permits are renewed.

(c)          Other.

PUCT Complaint.  A market participant has filed a complaint at the PUCT relating to the Electric Reliability Council of Texas’s (ERCOT’s) procedure for allocating replacement reserve charges for 2006.  Although it is very early in the process and we are still evaluating the complaint, if the PUCT orders resettlement of the charges and depending on the method of resettlement, our share of the resettlement charges could be up to $25 million.

CenterPoint Indemnity.  We have agreed to indemnify CenterPoint against certain losses relating to the lawsuits described in note 10(a) under “Pending Electricity and Natural Gas Litigation — Natural Gas Actions.”  We have also agreed to indemnify CenterPoint against losses relating to an alleged breach of fiduciary duties in violation of the Employee Retirement Income Security Act in a class action lawsuit in the United States District Court for the Southern District of Texas.  The lawsuit seeks monetary damages and restitution.  In January 2006, the court granted CenterPoint’s motion for summary judgment and dismissed the case with prejudice.  The court’s decision is on appeal to the United States Court of Appeals for the Fifth Circuit.

Texas Franchise Audit.  The state of Texas has issued preliminary audit findings indicating an estimated tax liability of approximately $75 million (excluding any interest and penalties) relating primarily to the sourcing of receipts for 2000 through 2005.  We plan to contest any proposed audit assessment related to this issue and believe that it is more-likely-than-not that we will prevail.

Sales Tax Contingencies.  We have some estimated sales tax exposure.  As of March 31, 2007, we have $19 million accrued in current and long-term liabilities relating to these contingencies.

(11)  Supplemental Guarantor Information

Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes.  Effective with the December 2006 refinancing and the credit-enhanced retail structure, RERH Holdings, LLC and its subsidiaries, which comprise our Texas retail energy business, became non-guarantors.  We have retrospectively adjusted the three months ended March 31, 2006 to be comparable to 2007.

Condensed Consolidating Statements of Operations.

	Three Months Ended March 31, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$822	$2,071	$(531)	$2,362
Purchased power, fuel and cost of gas sold	—	869	1,102	(528)	1,443
Operation and maintenance	—	59	175	(3)	231
Selling, general and administrative	—	4	83	—	87
Western states and similar settlements	—	22	—	—	22
(Gains) losses on sales of assets and emission allowances, net	—	3	(3)	—	—
Depreciation and amortization	—	48	44	—	92
Total	—	1,005	1,401	(531)	1,875
Operating income (loss)	—	(183)	670	—	487
Income of equity investment, net	—	1	—	—	1
Income of equity investments of consolidated subsidiaries	216	—	—	(216)	—
Other, net	1	—	—	—	1
Interest expense	(56)	(8)	(23)	—	(87)
Interest income	4	3	3	—	10
Interest income (expense) – affiliated companies, net	91	(73)	(18)	—	—
Total other income (expense)	256	(77)	(38)	(216)	(75)
Income (loss) from continuing operations before income taxes	256	(260)	632	(216)	412
Income tax expense (benefit)	(3)	(74)	229	—	152
Income (loss) from continuing operations	259	(186)	403	(216)	260
Loss from discontinued operations	—	—	(1)	—	(1)
Net income (loss)	$259	$(186)	$402	$(216)	$259

	Three Months Ended March 31, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$2,237	$1,856	$(1,640)	$2,453
Purchased power, fuel and cost of gas sold	—	2,234	1,656	(1,640)	2,250
Operation and maintenance	—	42	143	—	185
Selling, general and administrative	—	(1)	71	—	70
(Gain) loss on sales of receivables	—	2	(2)	—	—
Gains on sales of assets and emission allowances, net	—	(18)	(133)	—	(151)
Depreciation and amortization	—	39	42	—	81
Total	—	2,298	1,777	(1,640)	2,435
Operating income (loss)	—	(61)	79	—	18
Income (loss) of equity investments of consolidated subsidiaries	(43)	21	1	21	—
Interest expense	(76)	(9)	(23)	—	(108)
Interest income	—	7	2	—	9
Interest income (expense) – affiliated companies, net	55	(70)	15	—	—
Total other expense	(64)	(51)	(5)	21	(99)
Income (loss) from continuing operations before income taxes	(64)	(112)	74	21	(81)
Income tax expense (benefit)(2)	64	(41)	35	—	58
Income (loss) from continuing operations	(128)	(71)	39	21	(139)
Income (loss) from discontinued operations	(5)	(1)	11	—	5
Cumulative effect of accounting change, net of tax	—	1	—	—	1
Net income (loss)	$(133)	$(71)	$50	$21	$(133)

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

Condensed Consolidating Balance Sheets.

	March 31, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$237	$1	$251	$(1)	$488
Restricted cash	—	2	8	1	11
Accounts and notes receivable, principally customer, net	17	255	757	(9)	1,020
Accounts and notes receivable - affiliated companies	1,796	356	240	(2,392)	—
Inventory	—	117	126	—	243
Derivative assets	—	66	217	—	283
Other current assets	—	402	261	(35)	628
Current assets of discontinued operations	—	—	3	—	3
Total current assets	2,050	1,199	1,863	(2,436)	2,676
Property, Plant and Equipment, net	—	3,009	2,697	—	5,706
Other Assets:
Goodwill	—	51	210	119	380
Other intangibles, net	—	131	290	—	421
Notes receivable – affiliated companies	3,383	809	94	(4,286)	—
Equity investments of consolidated subsidiaries	1,652	309	—	(1,961)	—
Derivative assets	—	60	172	—	232
Other long-term assets	71	854	405	(698)	632
Total other assets	5,106	2,214	1,171	(6,826)	1,665
Total Assets	$7,156	$6,422	$5,731	$(9,262)	$10,047

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$4	$—	$355	$—	$359
Accounts payable, principally trade	—	175	493	(8)	660
Accounts and notes payable – affiliated companies	—	2,031	361	(2,392)	—
Derivative liabilities	—	264	248	—	512
Other current liabilities	54	116	290	(36)	424
Current liabilities of discontinued operations	—	—	3	—	3
Total current liabilities	58	2,586	1,750	(2,436)	1,958
Other Liabilities:
Notes payable – affiliated companies	—	3,302	984	(4,286)	—
Derivative liabilities	—	74	249	—	323
Other long-term liabilities	569	161	279	(698)	311
Total other liabilities	569	3,537	1,512	(4,984)	634
Long-term Debt	2,248	500	426	—	3,174
Commitments and Contingencies
Temporary Equity Stock-based Compensation	2	—	—	—	2
Total Stockholders’ Equity (Deficit)	4,279	(201)	2,043	(1,842)	4,279
Total Liabilities and Equity	$7,156	$6,422	$5,731	$(9,262)	$10,047

	December 31, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$286	$24	$154	$—	$464
Restricted cash	—	—	25	—	25
Accounts and notes receivable, principally customer, net	10	264	779	(9)	1,044
Accounts and notes receivable – affiliated companies	1,737	418	259	(2,414)	—
Inventory	—	144	131	—	275
Derivative assets	—	61	429	—	490
Other current assets	7	529	354	(17)	873
Current assets of discontinued operations	—	—	2	—	2
Total current assets	2,040	1,440	2,133	(2,440)	3,173
Property, Plant and Equipment, net	—	3,044	2,698	—	5,742
Other Assets:
Goodwill	—	51	212	119	382
Other intangibles, net	—	131	293	—	424
Notes receivable – affiliated companies	3,249	789	94	(4,132)	—
Equity investments of consolidated subsidiaries	1,377	328	5	(1,710)	—
Derivative assets	—	77	127	—	204
Other long-term assets	76	730	400	(564)	642
Total other assets	4,702	2,106	1,131	(6,287)	1,652
Total Assets	$6,742	$6,590	$5,962	$(8,727)	$10,567

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$3	$—	$352	$—	$355
Accounts payable, principally trade	—	224	444	(3)	665
Accounts and notes payable – affiliated companies	—	2,021	393	(2,414)	—
Derivative liabilities	—	238	927	—	1,165
Other current liabilities	55	159	313	(23)	504
Current liabilities of discontinued operations	—	—	3	—	3
Total current liabilities	58	2,642	2,432	(2,440)	2,692
Other Liabilities:
Notes payable – affiliated companies	—	3,251	881	(4,132)	—
Derivative liabilities	—	77	344	—	421
Other long-term liabilities	484	167	237	(564)	324
Total other liabilities	484	3,495	1,462	(4,696)	745
Long-term Debt	2,248	501	429	—	3,178
Commitments and Contingencies
Temporary Equity Stock-based Compensation	2	—	—	—	2
Total Stockholders’ Equity (Deficit)	3,950	(48)	1,639	(1,591)	3,950
Total Liabilities and Equity	$6,742	$6,590	$5,962	$(8,727)	$10,567

(1)          These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Three Months Ended March 31, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$38	$(128)	$125	$—	$35
Net cash used in discontinued operations from operating activities	—	—	(1)	—	(1)
Net cash provided by (used in) operating activities	38	(128)	124	—	34
Cash Flows from Investing Activities:
Capital expenditures	—	(8)	(34)	—	(42)
Investments in, advances to and from and distributions from subsidiaries, net (2)	(103)	—	—	103	—
Net sales (purchases) of emission allowances	—	10	(11)	—	(1)
Restricted cash	—	(2)	17	(1)	14
Net cash used in continuing operations from investing activities	(103)	—	(28)	102	(29)
Net cash used in investing activities	(103)	—	(28)	102	(29)
Cash Flows from Financing Activities:
Payments of long-term debt	—	—	(3)	—	(3)
Increase in short-term borrowings and revolving credit facilities, net	—	—	6	—	6
Changes in notes with affiliated companies, net (3)	—	105	(2)	(103)	—
Payments of financing costs	(1)	—	—	—	(1)
Proceeds from issuances of stock	17	—	—	—	17
Net cash provided by continuing operations from financing activities	16	105	1	(103)	19
Net cash provided by financing activities	16	105	1	(103)	19
Net Change in Cash and Cash Equivalents	(49)	(23)	97	(1)	24
Cash and Cash Equivalents at Beginning of Period	286	24	154	—	464
Cash and Cash Equivalents at End of Period	$237	$1	$251	$(1)	$488

	Three Months Ended March 31, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$(34)	$(259)	$65	$—	$(228)
Net cash provided by (used in) discontinued operations from operating activities	3	(5)	9	—	7
Net cash provided by (used in) operating activities	(31)	(264)	74	—	(221)
Cash Flows from Investing Activities:
Capital expenditures	—	(8)	(14)	—	(22)
Investments in, advances to and from and distributions from subsidiaries, net (2)	251	—	(209)	(42)	—
Proceeds from sales of assets, net	—	—	1	—	1
Proceeds from sales of emission allowances	—	97	91	—	188
Restricted cash	—	—	19	(53)	(34)
Other, net	—	3	—	—	3
Net cash provided by (used in) continuing operations from investing activities	251	92	(112)	(95)	136
Net cash provided by discontinued operations from investing activities	712	—	968	(712)	968
Net cash provided by investing activities	963	92	856	(807)	1,104
Cash Flows from Financing Activities:
Payments of long-term debt	(318)	—	(3)	—	(321)
Increase in short-term borrowings and revolving credit facilities, net	26	—	1	—	27
Changes in notes with affiliated companies, net (3)	—	156	(198)	42	—
Proceeds from issuances of stock	5	—	—	—	5
Net cash provided by (used in) continuing operations from financing activities	(287)	156	(200)	42	(289)
Net cash used in discontinued operations from financing activities	(638)	—	(712)	712	(638)
Net cash provided by (used in) financing activities	(925)	156	(912)	754	(927)
Net Change in Cash and Cash Equivalents	7	(16)	18	(53)	(44)
Cash and Cash Equivalents at Beginning of Period	3	36	49	—	88
Cash and Cash Equivalents at End of Period	$10	$20	$67	$(53)	$44

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

(12)  Reportable Segments

Financial data for our segments are as follows:

	Retail Energy	Wholesale Energy	Other Operations		Eliminations	Consolidated
	(in millions)
Three months ended
March 31, 2007 (except as denoted):
Revenues from external customers	$1,701	$661	$—		$—	$2,362
Intersegment revenues	—	87	3		(90)	—
Purchased power, fuel and cost of gas sold	909	621	—		(87)	1,443
Gross margin, including unrealized gains/losses on energy derivatives(1)	792	127	3		(3)	919
Contribution margin, including unrealized gains/losses on energy derivatives (2)	684	(42)	2		(2)	642
Total assets as of March 31, 2007	1,834	8,173	665	(3)	(625)	10,047

Three months ended
March 31, 2006 (except as denoted):
Revenues from external customers	$1,687	$765	$1		$—	$2,453
Intersegment revenues	—	146	—		(146)	—
Purchased power, fuel and cost of gas sold	1,694	702	—		(146)	2,250
Gross margin, including unrealized gains/losses on energy derivatives (1)	(7)	209	1		—	203
Contribution margin, including unrealized gains/losses on energy derivatives (2)	(96)	78	1		—	(17)
Total assets as of December 31, 2006	1,984	8,402	848	(4)	(667)	10,567

(1)          Gross margin (revenues less purchased power, fuel and cost of gas sold) excludes depreciation, amortization, labor and other product costs.

(2)          Gross margin less (a) operation and maintenance, (b) selling and marketing and (c) bad debt expense.

(3)          Other operations include discontinued operations of $3 million.

(4)          Other operations include discontinued operations of $2 million.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Reconciliation of Contribution Margin to Operating Income and Operating Income to Net Income (Loss):
Contribution margin, including unrealized gains/losses on energy derivatives	$642	$(17)
Other general and administrative	41	35
Western states and similar settlements	22	—
Gains on sales of assets and emission allowances, net	—	(151)
Depreciation	87	74
Amortization	5	7
Operating income	487	18
Income of equity investment, net	1	—
Other, net	1	—
Interest expense	(87)	(108)
Interest income	10	9
Income (loss) from continuing operations before income taxes	412	(81)
Income tax expense	152	58
Income (loss) from continuing operations	260	(139)
Income (loss) from discontinued operations	(1)	5
Income (loss) before cumulative effect of accounting change	259	(134)
Cumulative effect of accounting change, net of tax	—	1
Net income (loss)	$259	$(133)

(13)  Sales of Assets and Emission Allowances

Emission Allowances.  Sales consist of:

	Three Months ended March 31,
	2007	2006
	(in millions)

SO2(1) allowances	$—	$187	(2)
	$—	$187

(1)          SO2 is sulfur dioxide.

(2)          Sold 157,000 tons relating to 2006 through 2009 vintage years.

Summary of Gains and Losses.

	Three Months Ended March 31,
	2007	2006
	(in millions)

Emission allowances	$—	$151
Gains on sales of assets and emission allowances, net	$—	$151

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

Assumptions Related to Debt, Deferred Financing Costs and Interest Expense on Discontinued Operations.  Based on our contractual obligation (at the time the purchase and sale agreement was executed) to utilize a portion of the net proceeds from the sale to prepay debt, we classified $638 million of debt as discontinued operations as of December 31, 2005 and through the date of sale.  We also classified as discontinued operations the related deferred financing costs and interest expense on this debt.  We allocated $15 million of related interest expense during the three months ended March 31, 2006 to discontinued operations.

(b)   All Discontinued Operations.

The following summarizes certain financial information of the businesses reported as discontinued operations:

New York Plants
(in millions)
Three months ended March 31, 2007:
Revenues	$(1)
Loss before income tax expense/benefit	(1)

Three months ended March 31, 2006:
Revenues	$112
Loss before income tax expense/benefit	(2)

The following summarizes the assets and liabilities related to our New York discontinued operations:

	March 31, 2007	December 31, 2006
	(in millions)
Current Assets:
Accounts receivable, net	$3	$2
Total current assets	3	2
Total Assets	$3	$2

Current Liabilities:
Other current liabilities	$3	$3
Total current liabilities	3	3
Total Liabilities	$3	$3

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K.  This includes non-GAAP financial measures, which are not standardized; therefore it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.  We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

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

•                  Wholesale energy — provides electricity and energy services in the competitive wholesale energy markets in the United States through our ownership and operation or contracting for power generation capacity.  As of March 31, 2007, we had approximately 15,500 MW of owned, leased or contracted for generation capacity in operation.

Key Earnings Drivers.

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

Wholesale Energy.  The wholesale energy segment is a capital-intensive, cyclical business.  Earnings are significantly impacted by the level of natural gas prices and spark spreads.  The key earnings drivers are the amount of electricity we generate and the margin we earn for each unit of electricity sold.  We do not control those factors that have the most significant impact on our earnings levels.  The factor that we have the most control over is the percentage of time that our generating assets are available to run when it is economical for them to do so.  Short-term earnings in our wholesale business are impacted by weather and commodity price volatility.  Longer-term earnings are driven by the level of commodity prices and regional supply and demand fundamentals.

Recent Events

In this section, we present forward-looking information about recent events that could impact our future results of operations.  In addition to the factors described below, a number of other factors could affect our future results of operations, including changes in natural gas prices, plant availability, retail energy customer growth and other factors.

In the current legislative session in Texas, both the House of Representatives and the Senate have passed legislation addressing various wholesale and retail electricity-related matters.  This legislation will now be assigned to a conference committee to determine if the significant differences between the bills can be reconciled.  While we cannot predict the outcome of this legislative process, we expect legislation will be passed and, depending on what is in such legislation, it could have an impact on our future results of operations.

For additional information regarding factors that could have an impact on our future results of operations, see “Risk Factors” in Item 1A of our Form 10-K.

Consolidated Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

We reported $259 million consolidated net income, or $0.74 income per diluted share, for the three months ended March 31, 2007 compared to $133 million consolidated net loss, or $0.44 loss per share, for the same period in 2006.

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)

Retail energy contribution margin, including unrealized gains/losses on energy derivatives	$684	$(96)	$780
Wholesale energy contribution margin, including unrealized gains/losses on energy derivatives and historical and operational wholesale hedges	(42)	78	(120)
Corporate contribution margin	2	1	1
Other general and administrative	(41)	(35)	(6)
Western states and similar settlements	(22)	—	(22)
Gains on sales of assets and emission allowances, net	—	151	(151)
Depreciation and amortization	(92)	(81)	(11)
Income of equity investment, net	1	—	1
Other, net	(1)	—	(1)
Interest expense	(87)	(108)	21
Interest income	10	9	1
Income tax expense	(152)	(58)	(94)
Income (loss) from continuing operations	260	(139)	399
Income (loss) from discontinued operations	(1)	5	(6)
Cumulative effect of accounting change, net of tax	—	1	(1)
Net income (loss)	$259	$(133)	$392

Retail Energy Segment.

Our retail energy segment’s contribution margin, including unrealized gains/losses on energy derivatives was $684 million during the three months ended March 31, 2007, compared to $(96) million in the same period of 2006.  The $780 million increase was primarily due to the net change in unrealized gains/losses on energy derivatives of $680 million.  In addition, contribution margin, including unrealized gains/losses on energy derivatives was impacted by a $119 million increase in adjusted gross margin and a $19 million increase in operation and maintenance, selling and marketing and bad debt expense.  See “— Retail Energy Margins” below for explanations.

In analyzing the results of our retail energy segment, we use the non-GAAP financial measures “adjusted retail gross margin” and “retail contribution margin,” as well as contribution margin, including unrealized gains/losses on energy derivatives and retail energy gross margin, including unrealized gains/losses on energy derivatives.  Adjusted retail gross margin and retail contribution margin should not be relied upon to the exclusion of GAAP financial measures.  The item that is excluded from these non-GAAP financial measures has a recurring effect on our earnings and reflects aspects of our business that are not taken into account by this measure.

Unrealized Gains/Losses on Energy Derivatives.  We use derivative instruments to manage operational or market constraints and to execute our retail energy segment’s supply procurement strategy.  We are required to record in our consolidated statement of operations non-cash gains/losses related to future periods based on current changes in forward commodity prices for derivative instruments receiving mark-to-market accounting treatment.  We refer to these gains and losses prior to settlement, as well as ineffectiveness on cash flow hedges, as “unrealized gains/losses on energy derivatives.”  In substantially all cases, the underlying transactions being hedged receive accrual accounting treatment, resulting in a mismatch of accounting treatments.  Since the application of mark-to-market accounting has the effect of pulling forward into current periods non-cash gains/losses relating to and reversing in future delivery periods, analysis of results of operations from one period to another can be difficult.  We believe that excluding these unrealized gains/losses on energy derivatives provides a more meaningful representation of our economic performance in the reporting period and is therefore useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another.

Retail Energy Operational Data.

	Three Months Ended March 31,
	2007	2006
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	2,690	2,913
Non-Houston	1,952	1,547
Small Business:
Houston	725	697
Non-Houston	333	296
Total Mass	5,700	5,453
Commercial and Industrial:
ERCOT(1)(2)	7,857	7,496
Non-ERCOT	1,006	1,588
Total Commercial and Industrial	8,863	9,084
Market usage adjustments(3)	(86)	7
Total	14,477	14,544

(1)          These volumes include customers of the Texas General Land Office for whom we provide services.

(2)          ERCOT is the Electric Reliability Council of Texas.

(3)          The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage based on initial usage information provided by the independent system operators and the distribution companies.  We revise these estimates and record any changes in the period as additional settlement information becomes available (collectively referred to as “market usage adjustments”).  These amounts represent the adjustments to volumes for market usage adjustments.  See footnote (2) under “Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 — Retail Energy Margins.”

	Three Months Ended March 31,
	2007	2006
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	1,083	1,212
Non-Houston	555	472
Small Business:
Houston	121	136
Non-Houston	33	28
Total Mass	1,792	1,848
Commercial and Industrial:
ERCOT(1)	83	72
Non-ERCOT	1	2
Total Commercial and Industrial	84	74
Total	1,876	1,922

(1)          Includes customers of the Texas General Land Office for whom we provide services.

	March 31, 2007	December 31, 2006
	(in thousands, metered locations)
Retail Customers:
Mass:
Residential:
Houston	1,074	1,095
Non-Houston	566	547
Small Business:
Houston	118	124
Non-Houston	34	33
Total Mass	1,792	1,799
Commercial and Industrial:
ERCOT(1)	85	75
Non-ERCOT	2	1
Total Commercial and Industrial	87	76
Total	1,879	1,875

(1)          Includes customers of the Texas General Land Office for whom we provide services.

Retail Energy Revenues.

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$413	$450	$(37	)(1)
Non-Houston	268	196	72	(2)
Small Business:
Houston	121	107	14	(3)
Non-Houston	48	41	7	(4)
Total Mass	850	794	56
Commercial and Industrial:
ERCOT	707	691	16	(5)
Non-ERCOT	73	109	(36	)(6)
Total Commercial and Industrial	780	800	(20)
Total	1,630	1,594	36

Retail energy revenues from resales of purchased power and other hedging activities	77	85	(8)
Market usage adjustments	(6)	8	(14	)(7)
Total retail energy revenues	$1,701	$1,687	$14

(1)          Decrease primarily due to lower volumes due to fewer customers, partially offset by higher volumes due to colder weather.

(2)          Increase primarily due to (a) increased volumes due to increased customers, (b) higher volumes due to colder weather and (c) increases in unit sales prices to customers.

(3)          Increase primarily due to increase in unit sales prices to customers.

(4)          Increase primarily due to increased volumes due to increased customers.

(5)          Increase primarily due to increased volumes due to increased customers, partially offset by lower unit sales prices to customers.

(6)          Decrease primarily due to lower volumes due to fewer customers.

(7)          See footnote (2) under “Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 — Retail Energy Margins.”

Retail Energy Purchased Power.

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)

Costs of purchased power	$1,440	$1,483	$(43	)(1)
Retail energy intersegments costs	87	146	(59	)(2)
Market usage adjustments	(2)	1	(3	)(3)
Unrealized (gains) losses on energy derivatives	(616)	64	(680	)(4)
Total retail energy purchased power	$909	$1,694	$(785)

(1)          Decrease primarily due to lower unit prices of purchased power.

(2)          Decrease primarily due to lower purchased power volumes.

(3)          See footnote (2) under “Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 — Retail Energy Margins.”

(4)          See footnote (5) under “Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 — Retail Energy Margins.”

Retail Energy Margins.

Contribution Margin Reconciliation.

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)

Mass gross margin	$160	$30	$130	(1)
Commercial and industrial gross margin	20	20	—
Market usage adjustments	(4)	7	(11	)(2)
Adjusted retail gross margin	176	57	119
Operation and maintenance	(61)	(51)	(10	)(3)
Selling and marketing expense	(30)	(24)	(6	)(4)
Bad debt expense	(17)	(14)	(3)
Retail contribution margin	68	(32)	100
Unrealized gains (losses) on energy derivatives	616	(64)	680	(5)
Total retail energy contribution margin, including unrealized gains/losses on energy derivatives	$684	$(96)	$780

(1)          Increase primarily due to the 2006 margins including impacts from hurricanes Katrina and Rita, which resulted in (a) a phase in of our “price-to-beat” rate increase and (b) entering into hedges for the expected first quarter 2006 load during a period of high and volatile natural gas prices in the fourth quarter of 2005.

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

(3)          Increase primarily due to increases in salaries, contract services and professional fees.

(4)          Increase primarily due to additional marketing campaigns.

(5)          Increase primarily due to (a) $574 million gain due to changes in prices on our derivatives marked to market, (b) $49 million in decreased losses from cash flow hedge ineffectiveness and (c) $51 million gain due to the reversal of previously recognized losses resulting from the termination of commodity contracts with a counterparty.

Gross Margin Reconciliation.

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)

Adjusted retail gross margin	$176	$57	$119
Unrealized gains (losses) on energy derivatives	616	(64)	680
Total retail energy gross margin, including unrealized gains/losses on energy derivatives	$792	$(7)	$799

Wholesale Energy Segment.

Our wholesale energy segment’s contribution margin, including unrealized gains/losses on energy derivatives and historical and operational wholesale hedges was $(42) million during the three months ended March 31, 2007 compared to $78 million in the same period of 2006.  The $120 million decrease was primarily due to net change in unrealized gains/losses on energy derivatives of $181 million, partially offset by a reduced negative effect of historical and operational wholesale hedges of $87 million.  In addition, contribution margin, including unrealized gains/losses on energy derivatives and historical and operational wholesale hedges was impacted by a $12 million increase in open wholesale gross margin and a $38 million increase in operation and maintenance and bad debt expenses.  See “— Wholesale Energy Margins” below for explanations.

In analyzing the results of our wholesale energy segment, we use the non-GAAP financial measures “open energy gross margin,” “open wholesale gross margin” and “wholesale open contribution margin,” which exclude the items described below, as well as contribution margin, including unrealized gains/losses on energy derivatives and historical and operational wholesale hedges and wholesale energy gross margin, including unrealized gains/losses on energy derivatives and historical and operational wholesale hedges.  Open energy gross margin, open wholesale gross margin and wholesale open contribution margin should not be relied upon to the exclusion of GAAP financial measures.  The items that are excluded from these non-GAAP financial measures have or have had a recurring effect on our earnings and reflect aspects of our business that are not taken into account by these measures.

Unrealized Gains/Losses on Energy Derivatives.  We use derivative instruments to manage operational or market constraints and to increase the return on our generation assets.  We are required to record in our consolidated statement of operations non-cash gains/losses related to future periods based on current changes in forward commodity prices for derivative instruments receiving mark-to-market accounting treatment.  We refer to these gains and losses prior to settlement, as well as ineffectiveness on cash flow hedges, as “unrealized gains/losses on energy derivatives.”  In some cases, the underlying transactions being hedged receive accrual accounting treatment, resulting in a mismatch of accounting treatments.  Since the application of mark-to-market accounting has the effect of pulling forward into current periods non-cash gains/losses relating to and reversing in future delivery periods, analysis of results of operations from one period to another can be difficult.  We believe that excluding these unrealized gains/losses on energy derivatives provides a more meaningful representation of our economic performance in the reporting period and is therefore useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another.  These gains/losses are also not a function of the operating performance of our generation assets, and excluding their impact helps isolate the operating performance of our generation assets under prevailing market conditions.

Historical and Operational Wholesale Hedges. We exclude the effect of certain historical, although recurring until the contracts terminate, wholesale hedges that were entered into in order to hedge the economics of a portion of our wholesale operations.  These amounts primarily relate to settlements of forward power hedges, long-term tolling purchases, long-term natural gas transportation contracts not serving our generation assets and our legacy energy trading.  We also exclude the effect of certain on-going operational wholesale hedges that were entered into primarily to mitigate certain operational risks at our generation assets.  These amounts primarily relate to settlements of fuel hedges, long-term natural gas transportation contracts and storage contracts.  Operational wholesale hedges are derived based on methodology consistent with the calculation of open energy gross margin.  We believe that it is useful to us, investors, analysts and others to show our results in the absence of both historical and operational hedges.  The impact of these hedges on our financial results is not a function of the operating performance of our generation assets and excluding the impact better reflects the operating performance of our generation assets based on prevailing market conditions.

Wholesale Energy Operational and Financial Data.

	Three Months Ended March 31,
	2007		2006
	GWh	% Economic(1)	GWh	% Economic(1)

Economic Generation Volume(2):
PJM Coal	6,098.5	84%	5,844.9	81%
MISO Coal	2,181.5	81%	1,292.0	47%
PJM/MISO Gas	67.3	1%	38.2	0%
West	8.8	0%	924.9	13%
Other	1,337.0	65%	1,407.1	86%
Total	9,693.1	37%	9,507.1	36%

Commercial Capacity Factor(3):
PJM Coal	79.2%		86.1%
MISO Coal	61.3%		94.9%
PJM/MISO Gas	60.2%		15.7%
West	100.0%		99.9%
Other	90.8%		83.2%
Total	76.7%		87.9%

Generation Volume(4):
PJM Coal	4,832.3		5,030.6
MISO Coal	1,336.3		1,225.9
PJM/MISO Gas	40.5		6.0
West	8.8		924.0
Other	1,214.2		1,170.1
Total	7,432.1		8,356.6

Unit Margin ($/MWh)(5):
PJM Coal	$30.83		$27.63
MISO Coal	27.69		23.66
PJM/MISO Gas	24.69		—
West	NM (6)		1.08
Other	5.77		NM (6)
Total weighted average	$25.56		$20.10

(1)          Represents economic generation volume (hours) divided by maximum generation hours (maximum plant capacity x 8,760 hours).

(2)          Estimated generation at 100% plant availability based on an hourly analysis of when it is economical to generate based on the price of power, fuel, emission allowances and variable operating costs.

(3)          Generation volume divided by economic generation volume.

(4)          Excludes generation volume related to power purchase agreements, including tolling agreements.

(5)          Represents open energy gross margin divided by generation volume.

(6)          NM is not meaningful.

Wholesale Energy Revenues.

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)

Wholesale energy third-party revenues	$646	$616	$30	(1)
Wholesale energy intersegment revenues	87	146	(59	)(2)
Unrealized gains	15	149	(134	)(3)
Total wholesale energy revenues	$748	$911	$(163)

(1)          Increase primarily due to (a) higher contracted power sales prices and (b) increased natural gas sales volumes.  These increases were partially offset by decreased natural gas sales prices (related to natural gas transportation contracts).

(2)          Decrease primarily due to lower power sales volumes.

(3)          See footnote (10) under “Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 — Wholesale Energy Margins.”

Wholesale Energy Purchased Power, Fuel and Cost of Gas Sold.

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)

Wholesale energy third-party costs	$512	$640	$(128	)(1)
Unrealized losses	109	62	47	(2)
Total wholesale energy	$621	$702	$(81)

(1)          Decrease primarily due to (a) lower prices paid for natural gas and (b) decreased purchased power and natural gas volumes.

(2)          See footnote (10) under “Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 — Wholesale Energy Margins.”

Wholesale Energy Margins.

Contribution Margin Reconciliation.

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)
Open energy gross margin(1):
PJM Coal	$149	$139	$10	(2)
MISO Coal	37	29	8	(3)
PJM/MISO Gas	1	—	1
West	(4)	1	(5)
Other	7	(1)	8	(4)
Total	190	168	22

Other margin(5):
PJM Coal	7	9	(2)
MISO Coal	2	1	1
PJM/MISO Gas	11	3	8	(6)
West	23	37	(14	)(7)
Other	21	24	(3)
Total	64	74	(10)

Open wholesale gross margin	254	242	12

Operation and maintenance	(170)	(134)	(36	)(8)
Bad debt expense	1	3	(2)
Wholesale open contribution margin	85	111	(26)
Historical and operational wholesale hedges	(33)	(120)	87	(9)
Unrealized gains (losses) on energy derivatives	(94)	87	(181	)(10)
Total wholesale energy contribution margin, including unrealized gains/losses on energy derivatives and historical and operational wholesale hedges	$(42)	$78	$(120)

(1)          Open energy gross margin is calculated using the power sales prices received by the plants less delivered spot fuel prices.   This figure excludes the effects of other margin and our historical and operational wholesale hedges.

(2)          Increase primarily due to higher unit margins (higher power prices) and higher economic generation related to colder weather.  These increases were partially offset by lower commercial capacity factor primarily due to planned outages.

(3)          Increase primarily due to higher economic generation related to colder weather partially offset by lower commercial capacity factor primarily due to outages.

(4)          Increase primarily due to higher unit margins (higher power prices coupled with lower fuel costs) in Texas.

(5)          Other margin represents power purchase agreements, capacity payments, ancillary revenues and selective commercial hedge strategies.

(6)          Increase primarily due to revenue from a reliability-must-run contract entered into in the second quarter of 2006.

(7)          Decrease primarily due to fewer selective commercial hedge activities.

(8)          Increase primarily due to $32 million increase in planned outages and maintenance spending primarily at our coal plants.

(9)          Increase primarily due to (a) $32 million decrease in losses from power sales, (b) $28 million decrease in losses on power hedges closed in the third quarter of 2005 and (c) $22 million improved margins on natural gas transportation and storage contracts.

(10)    Decrease primarily due to (a) $168 million in losses due to changes in prices on our derivatives marked to market and (b) $17 million reduction in gains from settlements.

Gross Margin Reconciliation.

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)

Open wholesale gross margin	$254	$242	$12
Historical and operational wholesale hedges	(33)	(120)	87
Unrealized gains (losses) on energy derivatives	(94)	87	(181)
Total wholesale energy gross margin, including unrealized gains/losses on energy derivatives and historical and operational wholesale hedges	$127	$209	$(82)

Other General and Administrative.

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)

Salaries and benefits	$20	$21	$(1)
Professional fees, contract services and information systems maintenance	7	6	1
Rent and utilities	6	5	1
Legal costs	7	2	5
Other, net	1	1	—
Other general and administrative	$41	$35	$6

Western States and Similar Settlements.  See note 10(a) to our interim financial statements.

Gains on Sales of Assets and Emission Allowances, Net.  See note 13 to our interim financial statements.

Depreciation and Amortization.

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)

Depreciation on plants	$76	$59	$17 (1)
Depreciation on information systems	10	13	(3)
Other, net – depreciation	1	2	(1)
Depreciation	87	74	13
Amortization of emission allowances	4	6	(2)
Other, net – amortization	1	1	—
Amortization	5	7	(2)
Depreciation and amortization	$92	$81	$11

(1)          Increase primarily due to $15 million charge in 2007 related to early retirements of some components.

Income of Equity Investment, Net.

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)

Sabine Cogen, LP	$1	$—	$1
Income of equity investment, net	$1	$—	$1

Other, Net.  Other, net did not change significantly.

Interest Expense.

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)

Fixed-rate debt	$61	$64	$(3)
Variable-rate debt	12	32	(20	)(1)
Fees for MWh’s delivered under credit-enhanced retail structure(2)	5	—	5
Financing fees expensed	4	6	(2)
Deferred financing costs	4	4	—
Unrealized losses on derivatives	3	3	—
Amortization of fair value adjustment of acquired debt	(3)	(2)	(1)
Other, net	1	1	—
Interest expense	$87	$108	$(21)

(1)          Decrease primarily due to $22 million due to decrease in balances, partially offset by $2 million due to increase in rates.

(2)          See note 7 to our consolidated financial statements in our Form 10-K.

Interest Income.

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)

Interest on temporary cash investments	$7	$2	$5
Net margin deposits	3	7	(4)
Interest income	$10	$9	$1

Income Tax Expense.  See note 8 to our interim financial statements.

Income (Loss) from Discontinued Operations.  See note 14 to our interim financial statements.

Liquidity and Capital Resources

During the three months ended March 31, 2007, we generated $35 million in operating cash flows from continuing operations including the changes in margin deposits of $86 million and $57 million in payments relating to the Western states and similar settlements.

For discussion related to Channelview and its debt, see note 6 to our interim financial statements.

As of April 25, 2007, we had total available liquidity of $1.3 billion, comprised of unused borrowing capacity, letters of credit capacity and cash and cash equivalents.

See “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of our Form 10-K and note 6 to our consolidated financial statements in our Form 10-K.

Credit Risk

By extending credit to our counterparties, we are exposed to credit risk.  As of March 31, 2007, our derivative assets and accounts receivable from our wholesale energy and ERCOT power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, are:

Credit Rating Equivalent	Exposure Before Collateral(1)	Credit Collateral Held	Exposure Net of Collateral	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	(dollars in millions)

Investment grade	$169	$11	$158	—	$—
Non-investment grade	426	—	426	2	409
No external ratings:
Internally rated – Investment grade	64	3	61	—	—
Internally rated – Non-investment grade	15	7	8	—	—
Total	$674	$21	$653	2	$409

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

As of March 31, 2007, two non-investment grade counterparties represented 61% ($409 million) of our credit exposure.  As of December 31, 2006, two non-investment grade counterparties represented 53% ($359 million) of our credit exposure.  As of March 31, 2007 and December 31, 2006, we held no collateral from these counterparties.  There were no other counterparties representing greater than 10% of our credit exposure.

Off-Balance Sheet Arrangements

As of March 31, 2007, we have no off-balance sheet arrangements.

Historical Cash Flows

Cash Flows ― Operating Activities

	Three Months Ended March 31,
	2007		2006	Change
	(in millions)

Operating income	$487		$18	$469
Depreciation and amortization	92		81	11
Gains on sales of assets and emission allowances, net	—		(151)	151
Net changes in energy derivatives	(509	)(1)	(14)	(495)
Western states and similar settlements payments	(35)		(155)	120
Margin deposits, net	86		120 (2)	(34)
Change in accounts and notes receivable and accounts payable, net	70		13	57
Net option premiums sold (purchased)	(12)		(14)	2
Settlements of exchange transactions prior to contractual period(3)	(8)		(29)	21
Interest payments	(75)		(95)	20
Income tax payments, net of refunds	—		(1)	1
Other, net	(61)		(1)	(60)
Net cash provided by (used in) continuing operations from operating activities	35		(228)	263
Net cash provided by (used in) discontinued operations from operating activities	(1)		7	(8)
Net cash provided by (used in) operating activities	$34		$(221)	$255

(1)          Includes unrealized gains on energy derivatives of $522 million.

(2)          Change primarily due to a decrease in counterparty obligations partially offset by a decrease in net unrealized value of our broker accounts.

(3)          Represents exchange transactions financially settled within three business days prior to the contractual delivery month.

Cash Flows — Investing Activities

	Three Months Ended March 31,
	2007	2006		Change
	(in millions)

Capital expenditures	$(42)	$(22)		$(20)
Proceeds from sales of emission allowances	—	188		(188)
Purchases of emission allowances	(1)	—		(1)
Restricted cash	14	(34	)(1)	48
Other, net	—	4		(4)
Net cash provided by (used in) continuing operations from investing activities	(29)	136		(165)
Net cash provided by discontinued operations from investing activities	—	968		(968)
Net cash provided by (used in) investing activities	$(29)	$1,104		$(1,133)

(1)          Change primarily due to the fact that subsequent to the sale of the New York plants, Orion Power Holdings, Inc. is only able to distribute a portion of its cash to Reliant Energy, thus, its classification as restricted cash.

Cash Flows — Financing Activities

	Three Months Ended March 31,
	2007	2006		Change
	(in millions)

Payments under senior secured term loan due 2010	$—	$(318	)(1)	$318
Payments under Channelview term loans	(3)	—		(3)
Net borrowings under senior secured revolver due 2009	—	26		(26)
Net borrowings under Channelview revolving working capital facility due 2007	6	—		6
Proceeds from issuance of stock	17	5		12
Payments of financing costs	(1)	—		(1)
Other, net	—	(2)		2
Net cash provided by (used in) continuing operations from financing activities	19	(289)		308
Net cash used in discontinued operations from financing activities	—	(638	)(1)	638
Net cash provided by (used in) financing activities	$19	$(927)		$946

(1)          We used the net proceeds from the sale of our New York plants to pay down debt.  See note 14 to our interim financial statements.

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

See notes 1 and 8 to our interim financial statements.

Significant Accounting Policies

See note 2 to our consolidated financial statements in our Form 10-K.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Accounting Estimates — New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates — Critical Accounting Estimates” in Item 7 in our Form 10-K and note 2 to our consolidated financial statements in our Form 10-K.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks and Risk Management

Our primary market risk exposure relates to fluctuations in commodity prices.  See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K.

Non-Trading Market Risks

Commodity Price Risk

As of March 31, 2007, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending March 31, 2008	Remainder of 2008	2009	2010	2011	2012 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$(33)	$2	$—	$—	$(2)	$—	$(33)
Prices provided by other external sources	(15)	32	—	(5)	—	—	12
Prices based on models and other valuation methods	(33)	(17)	24	16	1	(7)	(16)
Total mark-to-market non-trading derivatives	(81)	17	24	11	(1)	(7)	(37)
Cash flow hedges(1)	(138)	(41)	(30)	(30)	(26)	(16)	(281)
Total	$(219)	$(24)	$(6)	$(19)	$(27)	$(23)	$(318)

(1)          As of March 31, 2007, all previously designated cash flow hedges have been de-designated.  See note 5 to our interim financial statements.

A hypothetical 10% movement in the underlying energy prices would have the following potential gain (loss) impacts on our non-trading derivatives:

As of	Market Prices	Fair Value of Cash Flow Hedges	Earnings Impact of Other Derivatives	Total Potential Loss in Fair Value
	(in millions)

March 31, 2007	10% decrease	$—	$(349)	$(349)
December 31, 2006	10% decrease	33	(328)	(295)

Interest Rate Risk

We remain subject to the benefits or losses associated with movements in market interest rates related to a portion ($670 million as of March 31, 2007) of our debt and certain margin deposits, which are most vulnerable to changes in LIBOR and the prime rate.

We assess interest rate risks using a sensitivity analysis that measures the potential change in our interest expense based on a hypothetical one percentage point movement in the underlying variable interest rate indices.  If interest rates increased/decreased by one percentage point, our interest expense would have increased/decreased for the twelve months ended March 31, 2007 and December 31, 2006 by $12 million and $15 million, respectively, and our interest expense, net of interest income, would have increased/decreased by $6 million and $8 million, respectively.

We estimated these amounts by considering the impact of hypothetical changes in interest rates on our variable-rate debt adjusted for:  cash and cash equivalents and net margin deposits outstanding at the respective balance sheet dates.

If interest rates decreased by one percentage point from their March 31, 2007 and December 31, 2006 levels, the fair market values of our fixed-rate debt would have increased by $190 million and $189 million, respectively.

Trading Market Risks

As of March 31, 2007, the fair values of the contracts related to our legacy trading positions and recorded as net derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending March 31, 2008	Remainder of 2008	2009	2010	2011	2012 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$(33)	$(31)	$(13)	$—	$—	$—	$(77)
Prices provided by other external sources	24	38	15	—	—	—	77
Prices based on models and other valuation methods	(1)	(1)	—	—	—	—	(2)
Total	$(10)	$6	$2	$—	$—	$—	$(2)

Our consolidated realized and unrealized margins relating to these positions are (income (loss)):

	Three Months Ended March 31,
	2007	2006
	(in millions)

Realized	$10	$(4)
Unrealized	(10)	14
Total	$—	$10

An analysis of these net derivative assets and liabilities is:

	Three Months Ended March 31,
	2007		2006
	(in millions)

Fair value of contracts outstanding, beginning of period	$9		$(20)
Contracts realized or settled	(13	)(1)	(1	)(2)
Changes in fair values attributable to market price and other market changes	2		22
Fair value of contracts outstanding, end of period	$(2)		$1

(1)          Amount includes realized gain of $(10) million and deferred settlements of $(3) million.

(2)          Amount includes realized loss of $4 million offset by deferred settlements of $(5) million.

The daily value-at-risk for our legacy trading positions is:

	2007(1)	2006
	(in millions)

As of March 31	$3	$2
Three months ended March 31:
Average	3	4
High	4	7
Low	2	2

(1)          The major parameters for calculating daily value-at-risk remain the same during 2007 as disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of March 31, 2007, the end of the period covered by this Form 10-Q.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

See note 10 to our interim financial statements in this Form 10-Q.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2007, we issued 181,066 shares of unregistered common stock for warrants and no shares of unregistered common stock for cash pursuant to warrant exercises under an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.      EXHIBITS

Exhibits.

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT ENERGY, INC.
(Registrant)

May 3, 2007	By:	/s/ Thomas C. Livengood
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Restated Certificate of Incorporation	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1 dated April 27, 2001	333-48038	3.1

3.2	Certificate of Ownership and Merger Merging a Wholly-owned Subsidiary into Registrant Pursuant to Section 253 of the General Corporation Law of the State of Delaware, effective as of April 26, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K dated September 21, 2004	1-16455	99.1

+3.3	Third Amended and Restated Bylaws

4.1

Registrant has omitted instruments with respect to long-term debt in an amount that does not exceed 10% of the registrant’s total assets and its subsidiaries on a consolidated basis and hereby undertakes to furnish a copy of any such agreement to the Securities and Exchange Commission upon request

+*10.1	2002 Long-Term Incentive Plan 2007 Long-Term Incentive Award Program for Officers

+*10.2	Form of 2002 Long-Term Incentive Plan 2007 Long-Term Incentive Award Agreement for Officers

+31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002