Form 10-Q
period 2007-06-30
RELIANT ENERGY INC
filed 2007-08-02
CIK 1126294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐  No ☒

As of July 25, 2007, the latest practicable date for determination, Reliant Energy, Inc. had 343,018,694 shares of common stock outstanding and no shares of treasury stock.

TABLE OF CONTENTS

Forward-Looking Information

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended June 30, 2007 and 2006
Consolidated Balance Sheets June 30, 2007 (unaudited) and December 31, 2006
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2007 and 2006
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

Actual results may differ materially from those expressed or implied by forward-looking statements as a result of many factors or events, including, but not limited to, legislative and regulatory developments, the outcome of pending lawsuits, governmental proceedings and investigations, the effects of competition, financial market conditions, access to capital, the timing and extent of changes in commodity prices and interest rates, weather conditions and other factors we discuss or refer to in the “Risk Factors” section of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.

FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Revenues (including $(10,848), $52,393, $3,722 and $201,899 unrealized gains (losses))	$2,649,915	$2,774,903	$5,012,516	$5,227,588
Expenses:
Purchased power, fuel and cost of gas sold (including $(315,497), $(364), $192,162 and $(126,402) unrealized gains (losses))	2,475,716	2,233,908	3,919,207	4,483,957
Operation and maintenance	233,966	229,975	464,707	415,530
Selling, general and administrative	103,084	91,690	190,681	162,430
Western states and similar settlements	—	—	22,000	—
Gains on sales of assets and emission allowances, net	(1,727)	(4,854)	(1,727)	(156,330)
Depreciation and amortization	110,603	91,092	202,572	171,597
Total operating expense	2,921,642	2,641,811	4,797,440	5,077,184
Operating Income (Loss)	(271,727)	133,092	215,076	150,404
Other Income (Expense):
Income of equity investment, net	1,366	2,061	2,526	2,387
Debt extinguishment premium and consent fees	(71,269)	—	(71,269)	—
Other, net	(574)	744	494	829
Interest expense	(121,975)	(103,444)	(209,045)	(211,606)
Interest income	8,232	6,877	18,696	15,895
Total other expense	(184,220)	(93,762)	(258,598)	(192,495)
Income (Loss) from Continuing Operations Before Income Taxes	(455,947)	39,330	(43,522)	(42,091)
Income tax expense (benefit)	(174,884)	16,603	(22,822)	74,249
Income (Loss) from Continuing Operations	(281,063)	22,727	(20,700)	(116,340)
Loss from discontinued operations	(1,889)	(8,551)	(3,541)	(3,571)
Income (Loss) Before Cumulative Effect of Accounting Change	(282,952)	14,176	(24,241)	(119,911)
Cumulative effect of accounting change, net of tax	—	—	—	968
Net Income (Loss)	$(282,952)	$14,176	$(24,241)	$(118,943)

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$(0.82)	$0.07	$(0.06)	$(0.38)
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.01)
Income (loss) before cumulative effect of accounting change	(0.83)	0.05	(0.07)	(0.39)
Cumulative effect of accounting change, net of tax	—	—	—	—
Net income (loss)	$(0.83)	$0.05	$(0.07)	$(0.39)

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$(0.82)	$0.07	$(0.06)	$(0.38)
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.01)
Income (loss) before cumulative effect of accounting change	(0.83)	0.05	(0.07)	(0.39)
Cumulative effect of accounting change, net of tax	—	—	—	—
Net income (loss)	$(0.83)	$0.05	$(0.07)	$(0.39)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Share and Per Share Amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$165,994	$463,909
Restricted cash	5,334	24,980
Accounts and notes receivable, principally customer, net of allowance of $31,894 and $33,332	1,288,726	1,043,637
Inventory	283,768	275,437
Derivative assets	320,847	489,726
Margin deposits	323,469	452,605
Accumulated deferred income taxes	262,979	279,479
Prepayments and other current assets	173,968	141,016
Current assets of discontinued operations	—	2,460
Total current assets	2,825,085	3,173,249
Property, plant and equipment, gross	7,257,694	7,192,437
Accumulated depreciation	(1,576,153)	(1,450,442)
Property, Plant and Equipment, net	5,681,541	5,741,995
Other Assets:
Goodwill	379,644	381,594
Other intangibles, net	410,495	423,745
Derivative assets	180,256	203,857
Accumulated deferred income taxes	109,458	87,858
Prepaid lease	257,556	264,328
Other	239,138	290,507
Total other assets	1,576,547	1,651,889
Total Assets	$10,083,173	$10,567,133

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$381,011	$355,264
Accounts payable, principally trade	845,316	664,630
Derivative liabilities	841,538	1,164,809
Margin deposits	—	16,490
Other	405,462	488,764
Current liabilities of discontinued operations	1,828	3,286
Total current liabilities	2,475,155	2,693,243
Other Liabilities:
Derivative liabilities	282,945	420,534
Other	308,471	324,145
Total other liabilities	591,416	744,679
Long-term Debt	2,987,441	3,177,691
Commitments and Contingencies
Temporary Equity Stock-based Compensation	2,620	1,647
Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 342,425,141 and 337,623,392 issued)	103	99
Additional paid-in capital	6,201,536	6,174,665
Retained deficit	(2,024,874)	(2,026,316)
Accumulated other comprehensive loss	(150,224)	(198,575)
Total stockholders’ equity	4,026,541	3,949,873
Total Liabilities and Equity	$10,083,173	$10,567,133

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(24,241)	$(118,943)
Loss from discontinued operations	3,541	3,571
Net loss from continuing operations and cumulative effect of accounting change	(20,700)	(115,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	(968)
Depreciation and amortization	202,572	171,597
Deferred income taxes	(30,116)	68,644
Net changes in energy derivatives	(166,400)	(43,342)
Amortization of deferred financing costs	45,443	7,982
Gains on sales of assets and emission allowances, net	(1,727)	(156,330)
Debt extinguishment premium and consent fees	71,269	—
Other, net	6,364	4,611
Changes in other assets and liabilities:
Accounts and notes receivable, net	(212,797)	(135,413)
Inventory	(18,390)	6,269
Margin deposits, net	112,646	311,582
Net derivative assets and liabilities	(27,380)	(137,484)
Western states and similar settlements payments	(35,000)	(159,319)
Accounts payable	206,017	35,514
Other current assets	(24,432)	8,304
Other assets	(2,980)	14,663
Taxes payable/receivable	(7,444)	(29,884)
Other current liabilities	(75,353)	31,285
Other liabilities	2,493	2,845
Net cash provided by (used in) continuing operations from operating activities	24,085	(114,816)
Net cash used in discontinued operations from operating activities	(2,540)	(36,997)
Net cash provided by (used in) operating activities	21,545	(151,813)
Cash Flows from Investing Activities:
Capital expenditures	(99,172)	(41,919)
Proceeds from sales of assets, net	380	1,382
Proceeds from sales of emission allowances	3,346	197,201
Purchases of emission allowances	(14,127)	(3,273)
Restricted cash	19,646	17,033
Other, net	1,750	4,750
Net cash provided by (used in) continuing operations from investing activities	(88,177)	175,174
Net cash provided by discontinued operations from investing activities	—	967,568
Net cash provided by (used in) investing activities	(88,177)	1,142,742
Cash Flows from Financing Activities:
Payments of long-term debt	(1,465,891)	(326,201)
Proceeds from long-term debt	1,300,000	—
Increase (decrease) in short-term borrowings and revolving credit facilities, net	6,554	(55,337)
Payments of financing costs	(29,634)	—
Payments of debt extinguishment premium and consent fees	(71,269)	—
Proceeds from issuances of stock	28,957	10,031
Net cash used in continuing operations from financing activities	(231,283)	(371,507)
Net cash used in discontinued operations from financing activities	—	(638,000)
Net cash used in financing activities	(231,283)	(1,009,507)
Net Change in Cash and Cash Equivalents	(297,915)	(18,578)
Cash and Cash Equivalents at Beginning of Period	463,909	88,397
Cash and Cash Equivalents at End of Period	$165,994	$69,819
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$205,505	$189,243
Income taxes paid (net of income tax refunds received) for continuing operations	14,738	34,937

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1)         Background and Basis of Presentation

(a)         Background.

“Reliant Energy” refers to Reliant Energy, Inc. and “we,” “us” and “our” refer to Reliant Energy, Inc. and its consolidated subsidiaries.  Our business consists primarily of two business segments, retail energy and wholesale energy.  See note 12.  Our consolidated interim financial statements and notes (interim financial statements) are unaudited, omit certain disclosures and should be read in conjunction with our audited consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (Form 10-K).

(b)         Basis of Presentation.

Estimates.  Management makes estimates and assumptions to prepare financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) that affect:

•                  the reported amount of assets, liabilities and equity,

•                  the reported amounts of revenues and expenses and

•                  our disclosure of contingent assets and liabilities as of the date of the financial statements.

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

Gross Receipts Taxes.  We record gross receipts taxes for our retail energy segment on a gross basis in revenues and operations and maintenance in our consolidated statements of operations.  During the three months ended June 30, 2007 and 2006, our retail energy segment’s revenues and operation and maintenance include gross receipts taxes of $24 million and $28 million, respectively, and during the six months ended June 30, 2007 and 2006, $45 million and $49 million, respectively.

Sales Taxes.  We record sales taxes collected from our taxable retail energy segment customers and remitted to the various governmental entities on a net basis, thus there is no impact on our consolidated statements of operations.

New Accounting Pronouncement Not Yet Adopted — Fair Value.  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This statement is applicable for us beginning in 2008.  It applies under other accounting pronouncements that require or permit fair value measurements.  We are currently in the process of determining the effects of the adoption, which could have a significant impact on our consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted — Offsetting of Amounts.  The FASB issued FSP FIN 39-1, an amendment of FASB Interpretation No. 39 (FIN 39), which addresses certain modifications to FIN 39 and whether a reporting entity that is a party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement.  The effects of applying this interpretation are to be recognized as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so.

Where derivative instruments are subject to a master netting arrangement and the accounting criteria to offset are met, we currently present our derivative assets and liabilities with the same counterparty on a net basis.  However, we currently do not offset collateral (net margin deposits) related to these derivatives.  See note 2(d) to our consolidated financial statements in our Form 10-K.  Under FSP FIN 39-1, if we elect to continue to net our derivative assets and liabilities with the same counterparty (pursuant to master netting arrangements), we will be required to net such amounts against cash collateral amounts.  However, if we choose to discontinue netting our derivative assets and liabilities and present our derivative assets and liabilities on a gross basis, cash collateral amounts will also be required to be presented on a gross basis.  Upon adoption of this interpretation, we will be allowed to choose between either accounting policy to offset or not offset all fair value amounts recognized for derivative instruments under master netting arrangements.

This interpretation is applicable for us beginning in 2008.  We are currently in the process of determining which method we will apply and the adoption could have a significant impact on our consolidated balance sheets.

(2)         Stock-based Compensation

Our pre-tax compensation expense for our stock-based incentive plans was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)

Stock-based incentive plans compensation expense (pre-tax)	$13	$10	$20	$17

During February 2007, the compensation committee of our board of directors granted stock-based compensation awards to 47 of our officers under the Reliant Energy, Inc. 2002 Long-Term Incentive Plan.  The committee granted 429,221 time-based stock options (exercise price of $16.26 per share, which vest in three equal installments during February 2008, 2009 and 2010), 200,314 time-based restricted stock units (which vest during February 2010) and 345,358 performance-based cash units.  Our common stock closed at $23 or higher for 20 consecutive trading days on June 1, 2007.  Accordingly, all of the outstanding performance-based cash units (326,048) vested according to their terms and we recognized $8 million of expense during the three and six months ended June 30, 2007 related to these units.  In addition, during February 2007, the committee granted 126,790 time-based restricted stock units and 126,790 time-based cash units to other employees under the Reliant Energy, Inc. 2002 Stock Plan.  These awards vest in February 2010.

No tax benefits related to stock-based compensation were realized during the three and six months ended June 30, 2007 and 2006 due to our net operating loss carryforwards.

(3)         Comprehensive Income (Loss)

The components of total comprehensive income (loss) are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)

Net income (loss)	$(283)	$14	$(24)	$(119)
Other comprehensive income (loss), net of tax:
Deferred income (loss) from cash flow hedges	—	(15)	3	(111)
Reclassification of net deferred loss from cash flow hedges realized in net income/loss	20	29	45	71
Comprehensive income (loss)	$(263)	$28	$24	$(159)

(4)         Goodwill

2007 Annual Goodwill Impairment Tests.  We completed our annual goodwill impairment tests for our wholesale energy and retail energy reporting units effective April 1, 2007.  No impairments occurred.

Estimation of Our Wholesale Energy Reporting Unit’s Fair Value.  We updated a number of subjective factors and significant assumptions to estimate fair value in our April 2007 test as compared to our April 2006 test, including (a) appropriate weighting of valuation approaches (income approach, market approach and comparable public company approach); (b) projections about future power generation margins; (c) estimates of our future cost structure; (d) environmental assumptions; (e) discount rates for estimated cash flows, which changed from 9% to 9.5% primarily due to capital structure changes of peer companies; (f) required level of working capital and (g) assumed EBITDA (earnings before interest, taxes, depreciation and amortization) multiple for terminal values, which changed from 7.5 to 8.0 primarily due to market factors affecting peer company comparisons.  See note 4(a) to our consolidated financial statements in our Form 10-K.

(5)         Derivative Instruments

For discussion of our derivative activities, see notes 2(d) and 5 to our consolidated financial statements in our Form 10-K.  The income (loss) of our energy and interest rate derivative instruments is:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Energy derivatives:
Hedge ineffectiveness	$(1)	$(21)	$2	$(70)
Other net unrealized gains (losses)	(325)	73	194	145
Interest rate derivatives:
Hedge ineffectiveness	—	—	—	—
Other net unrealized losses	(2)	(2)	(5)	(5)
Total(1)(2)	$(328)	$50	$191	$70

(1)          No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(2)          During the three months ended June 30, 2007 and 2006, $0 and during the six months ended June 30, 2007 and 2006, $0 and $3 million loss, respectively, were recognized in our results of continuing operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of December 31, 2006, the maximum length of time we were hedging our exposure to the variability in future cash flows that may result from changes in commodity prices was six years.  During the first quarter of 2007, we de-designated our remaining cash flow hedges; therefore, as of June 30, 2007, we have no cash flow hedges.

Amounts included in accumulated other comprehensive loss:

	June 30, 2007
	At the End of the Period	Expected to be Reclassified into Results of Operations in Next 12 Months
	(in millions)

Designated cash flow hedges	$—	$—
De-designated cash flow hedges	(124)	(60)
	$(124)	$(60)

Although we discontinued our proprietary trading business in March 2003, we have legacy positions, which will be closed as economically feasible or in accordance with their terms.  The income (loss) associated with these transactions are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)

Revenues	$—	$—	$—	$—
Purchased power, fuel and cost of gas sold	—	—	—	10
Total	$—	$—	$—	$10

(6)         Debt

(a)         Overview.

Our outstanding debt is:

	June 30, 2007				December 31, 2006
	Weighted Average Stated Interest Rate(1)	Long-term	Current		Weighted Average Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Banking or Credit Facilities, Bonds and Notes:
Reliant Energy:
Senior secured revolver due 2012	7.11%	$—	$—		—	$—	$—
Senior secured term loans (B)	—	—	—		7.73	397	3
Senior unsecured notes due 2010(2)	9.25	—	29	(2)	9.25	550	—
Senior unsecured notes due 2013(3)	9.50	13	—		9.50	550	—
Senior secured notes due 2014	6.75	750	—		6.75	750	—
Senior unsecured notes due 2014	7.625	575	—		—	—	—
Senior unsecured notes due 2017	7.875	725	—		—	—	—
Convertible senior subordinated notes due 2010 (unsecured)	5.00	2	—		5.00	2	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)	12.00	400	—		12.00	400	—
Reliant Energy Seward, LLC PEDFA(4) fixed-rate bonds due 2036	6.75	500	—		6.75	500	—
Reliant Energy Channelview LP (Channelview):
Term loans and revolving working capital facility:
Floating rate debt due 2007 to 2024	6.95	—	267		6.95	—	267
Fixed rate debt due 2014 to 2024	9.55	—	75		9.55	—	75
Reliant Energy Power Supply, LLC working capital facility due 2012	5.77	—	—		5.80	—	—
Total facilities, bonds and notes		2,965	371			3,149	345
Other:
Adjustment to fair value of debt(5)		22	10			29	10
Total other debt		22	10			29	10
Total debt		$2,987	$381			$3,178	$355

(1)          The weighted average stated interest rates are as of June 30, 2007 or December 31, 2006.

(2)          These notes became unsecured in June 2007 and we called them in July 2007.  See below.

(3)          These notes became unsecured in June 2007.  See below.

(4)          PEDFA is the Pennsylvania Economic Development Financing Authority.

(5)          Debt acquired in the Orion Power acquisition was adjusted to fair value as of the acquisition date.  Included in interest expense is amortization for valuation adjustments for debt of $4 million and $2 million during the three months ended June 30, 2007 and 2006, respectively, and $7 million and $4 million during the six months ended June 30, 2007 and 2006, respectively.

Amounts borrowed and available for borrowing under our revolving credit agreements as of June 30, 2007 are:

	Total Committed Credit	Drawn Amount	Letters of Credit	Unused Amount
	(in millions)

Reliant Energy senior secured revolver due 2012	$500	$—	$213	$287
Letter of credit facility due 2014	250	—	249	1
Retail working capital facility due 2012	300	—	—	300
Channelview revolving working capital facility due 2007(1)	14	14	—	—
	$1,064	$14	$462	$588

(1)          See below.

(b)         Financing Activity.

2007 Financing Activity.  We completed a refinancing in June 2007, the components of which included:

•                  Downsize of:

•                  $700 million to $500 million senior secured revolver and extension of maturity from 2009 to 2012, and

•                  $300 million to $250 million senior secured letter of credit facility and extension of maturity from 2010 to 2014;

•                  Issuance of:

•                  $575 million 7.625% senior unsecured notes due 2014, and

•                  $725 million 7.875% senior unsecured notes due 2017;

•                  Repayment of:

•                  $521 million 9.25% senior secured notes due 2010,

•                  $537 million 9.50% senior secured notes due 2013, and

•                  $400 million senior secured term loan due 2010.

Senior Secured Revolver and Letter of Credit Facility (the June 2007 credit facilities).  We entered into the June 2007 credit facilities, which replaced the December 2006 credit facilities.  The senior secured revolver bears interest at the London Inter Bank Offering Rate (LIBOR) plus 1.75% or a base rate plus 0.75%.  Our revolving credit facility and letter of credit facility provide for the issuance of up to $500 million and $250 million of letters of credit, respectively.

The June 2007 credit facilities restrict our ability to, among other actions, (a) encumber our assets, (b) enter into business combinations or divest our assets, (c) incur additional debt or engage in sale and leaseback transactions, (d) pay dividends or pay subordinated debt, (e) make investments or acquisitions, (f) enter into transactions with affiliates, (g) materially change our business, (h) repurchase capital stock or (i) utilize proceeds from asset sales.  When there are any revolving loans or revolving letters of credit outstanding under our June 2007 credit facilities, we are required to achieve specified levels for the ratio of consolidated secured debt to adjusted net earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization (consolidated secured leverage ratio).

The June 2007 credit facilities are (a) guaranteed by some of our subsidiaries and (b) secured by the assets and stock of those subsidiaries, as well as the stock of RERH Holdings, LLC, REMA LLC and Orion Power Holdings, Inc.  See note 11.

Senior Unsecured 7.625% and 7.875% Notes.  In June 2007, we issued $575 million of 7.625% senior unsecured notes due 2014 and $725 million of 7.875% senior unsecured notes due 2017.  These notes are unsecured obligations and not guaranteed.  The unsecured notes restrict our ability to encumber our assets.  Upon a change of control, the notes require, as do the 6.75% senior secured notes and the PEDFA guarantee, that an offer to purchase the notes be made at a purchase price of 101% of the principal amount.  The proceeds of this issuance were used to repay the tendered 9.25% and 9.50% senior secured notes and a portion of the senior secured term loan.

Senior Unsecured 9.25% and 9.50% Notes.  In June 2007, we completed a tender offer to purchase for cash any and all of the outstanding 9.25% senior secured notes due 2010 and 9.50% senior secured notes due 2013.  We also solicited consents to (a) amend the applicable indentures governing the notes to eliminate substantially all of the restrictive covenants, (b) amend certain events of default, (c) modify other provisions contained in the indentures and (d) release the collateral securing the notes.  Approximately 94.81% of the 2010 note holders and 97.73% of the 2013 note holders accepted the tender offer and agreed to the consents.  We paid a cash premium of $50 million and a consent solicitation fee of $21 million to the note holders who tendered during the three months ended June 30, 2007.

In July 2007, we called the remaining $29 million of our 2010 notes that were outstanding as of June 30, 2007.  We used cash on hand to pay the $29 million and a $1 million call premium.

Deferred Financing Costs.  We incur costs, which are deferred and amortized over the life of the debt, in connection with obtaining financings.

Six Months Ended June 30, 2007
(in millions)

Balance, January 1, 2007	$92
Capitalized	30
Amortized	(6)
Accelerated amortization/write-offs due to early extinguishments	(39)
Balance, June 30, 2007	$77

(c) Channelview.

We are considering various strategic alternatives with respect to our interest in Channelview, including selling our equity interests to a third party, refinancing all or a portion of Channelview’s debt or placing Channelview in bankruptcy.  There can be no assurances regarding the outcome of this process.  As of June 30, 2007, Channelview’s net property, plant and equipment is $362 million and its debt is $342 million.  As of June 30, 2007, our net investment in the Channelview companies, before considering any income tax impacts, is approximately $60 million.  Under Channelview’s credit agreement, the partnership is required to maintain a working capital requirement of $14 million.  This covenant is currently met by the commitments of the $14 million revolving working capital facility that matures by August 15, 2007.  The lenders have not agreed to extend the commitments and we do not know whether the working capital requirement will be met.  Failure to maintain the working capital requirement would constitute an event of default allowing Channelview’s lenders to demand immediate payment.  Due to these factors, we have classified the Channelview debt as a current liability as of June 30, 2007.  Channelview’s debt is non-recourse to Reliant Energy.

(7)         Earnings Per Share

Reconciliations of the amounts used in the basic and diluted earnings (loss) per common share computations are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)

Income (loss) from continuing operations (basic)	$(281)	$23	$(21)	$(116)
Plus: Interest expense on 5.00% convertible senior subordinated notes, net of tax	— (1)	2	— (1)	— (1)
Income (loss) from continuing operations (diluted)	$(281)	$25	$(21)	$(116)

(1)          As we incurred a loss from continuing operations for this period, diluted loss per share is calculated the same as basic loss per share.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007		2006	2007		2006
	(shares in thousands)

Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding (basic)	342,074		306,780	340,717		306,208
Plus: Incremental shares from assumed conversions:
Stock options	—	(1)	2,309	—	(1)	—	(1)
Restricted stock	—	(1)	604	—	(1)	—	(1)
Employee stock purchase plan	—	(1)	81	—	(1)	—	(1)
5.00% convertible senior subordinated notes	—	(1)	28,823	—	(1)	—	(1)
Warrants	—	(1)	3,995	—	(1)	—	(1)
Weighted average shares outstanding assuming conversion (diluted)	342,074		342,592	340,717		306,208

(1)          See note (1) above regarding diluted loss per share.

We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	(shares in thousands, dollars in millions)

Shares excluded from the calculation of diluted earnings (loss) per share	11,196	(1)	—		10,653	(1)	35,657	(1)

Shares excluded from the calculation of diluted earnings (loss) per share because the exercise price exceeded the average market price	2,112	(2)	3,159	(2)	2,138	(2)	5,233	(2)

Interest expense that would be added to income if 5.00% convertible senior subordinated notes were dilutive	$—	(3)	$—		$—	(3)	$4

(1)          Potential shares excluded consist of convertible senior subordinated notes, warrants, stock options, restricted stock, performance-based shares and shares related to employee stock purchase plan.

(2)          Includes stock options.

(3)          In December 2006, we converted 99.2% of our convertible senior subordinated notes to common stock.

(8)         Income Taxes

(a)         Tax Rate Reconciliation.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006

Federal statutory rate	35%	35%		35%	35%
Additions (reductions) resulting from:
Federal tax uncertainties	1	—		14	(1)
Federal valuation allowance(1)	—	52		(7)	(214)
State income taxes, net of federal income taxes	2	(46	)(2)	8	10 (2)
Other, net	—	1		2	(6)
Effective rate	38%	42%		52%	(176)%

(1)          Our changes to the federal valuation allowance are recorded at Reliant Energy, Inc.

(2)          During the three and six months ended June 30, 2006, we recorded a deferred state tax benefit of $19 million to reflect the estimated cumulative change to deferred tax items as a result of the Texas law change.  See note 11(f) to our consolidated financial statements in our Form 10-K.

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

Our valuation allowances are:

	Federal		State	Capital, Foreign and Other, Net
	(in millions)

As of December 31, 2006	$60		$85	$18
Changes in valuation allowance	1		4	—
As of March 31, 2007	61		89	18
Changes in valuation allowance	21	(1)	(10)	—
As of June 30, 2007	$82		$79	$18

(1)          During 2007, we submitted a revision to taxable income to the Internal Revenue Service filed in our 2003 federal income tax return, which resulted in an increase in our net deferred tax assets related to our net operating losses, which was offset by an increase in our valuation allowance of $19 million during the three and six months ended June 30, 2007.

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

As of January 1, 2007, immediately after adoption, our consolidated balance sheet reflected $4 million for income tax uncertainties in long-term liabilities.  Of the $4 million, $1 million relates to income taxes, $2 million relates to penalties and $1 million relates to interest.  As of June 30, 2007, we have accrued $1 million for uncertain income tax positions (relating to income taxes) included in long-term liabilities.

Our income tax returns for the 1997 to 2005 tax reporting periods are under audit by federal and state taxing authorities.  These audits may result in additional taxes, interest and penalties or revisions of the timing of tax payments.  We do not currently estimate that our unrecognized tax benefits will change significantly within the next 12 months.

(9)         Guarantees and Indemnifications

We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002.  The estimated maximum potential amount of future payments under the guarantee was approximately $56 million as of June 30, 2007 and no liability is recorded in our consolidated balance sheets for this item.

In addition, we are also required to indemnify CenterPoint for certain liabilities relating to the initial public offering of our common stock.

We also guarantee the $500 million PEDFA bonds, which are included in our consolidated balance sheet as outstanding debt.  Our guarantees are secured by guarantees from all of our subsidiaries that guarantee the June 2007 credit facilities.  The guarantees require us to comply with covenants substantially identical to those in the 6.75% senior secured notes indenture.  The PEDFA bonds will become secured by certain assets of our Seward power plant if the collateral supporting both the 6.75% senior secured notes and our guarantee is released.  Our maximum potential obligation under the guarantee is for payment of the principal of $500 million and related interest charges at a fixed rate of 6.75%.

We have guaranteed payments to a third party relating to energy sales from El Dorado Energy, LLC, a former investment.  The estimated maximum potential amount of future payments under this guarantee was approximately $21 million as of June 30, 2007 and no liability is recorded in our consolidated balance sheets for this item.

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

(10)  Contingencies

We are party to many legal proceedings, some of which may involve substantial amounts.  Unless otherwise noted, we cannot predict the outcome of the matters described below.  Other than as described below and in note 10 to our consolidated interim financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, there have been no significant developments regarding the contingencies disclosed in note 13 to our consolidated financial statements in our Form 10-K.

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

Natural Gas Actions.  We are party to 27 lawsuits, several of which are class action lawsuits, in state and federal courts in California, Colorado, Kansas, Missouri and Wisconsin.  These lawsuits relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws.  The lawsuits seek treble damages, restitution and/or expenses.  The lawsuits also name a number of unaffiliated energy companies as parties.  In July 2007, the cases pending in California were stayed pending a ruling by the Ninth Circuit Court of Appeals in related cases on appeal.

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

Settlements

Criminal Proceeding — Reliant Energy Services.  In March 2007, Reliant Energy Services, Inc. entered into a Deferred Prosecution Agreement in resolution of its April 2004 indictment for alleged violations of the Commodity Exchange Act, wire fraud and conspiracy charges.  As part of the agreement, Reliant Energy Services, Inc. paid and expensed a $22 million penalty in March 2007.  The agreement has a term of two years.

(b)         Environmental Matters.

New Source Review Matters.  The United States Environmental Protection Agency (EPA) and various states are investigating compliance of coal-fueled electric generating stations with the “New Source Review” requirements of the Clean Air Act.  The EPA has agreed to share information relating to its investigations with state environmental agencies.  We are unable to predict the ultimate outcome of the EPA’s investigation.  In November 2005, we received a notice of intent to sue pursuant to the Clean Air Act from the state of New Jersey relating to one of our power plants located in Pennsylvania.  The allegations relate to conduct that occurred prior to our ownership of the power plant.  If the state of New Jersey sues us and is successful, we could incur significant capital expenditures associated with the implementation of emissions reductions on an accelerated basis and possible penalties.  In February 2007, the state of New Jersey filed suit against the EPA to force a ruling on the petition filed by the state of New Jersey relating to renewal of an air permit for our plant.  In June 2007, the EPA issued a ruling that denied New Jersey’s petition and the New Jersey complaint was dismissed.

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

Remediation Obligations.  We are responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey.  Based on our evaluations with assistance from third-party consultants and engineers, we recorded the estimated liability for the remediation costs of $6 million and $7 million as of June 30, 2007 and December 31, 2006, respectively.

New Castle Notice of Violation.  In December 2006, we received a Notice of Violation from the Pennsylvania Department of Environmental Protection (PADEP) regarding the elevation of the permitted coal ash landfill at our generating site in New Castle, Pennsylvania.  In July 2007, we agreed to pay a penalty of $120,000 to the PADEP in settlement of this matter.

Avon Lake Emission Violation.  In early 2007, we notified the EPA and the Ohio EPA that the nitrogen oxide level at one of our Avon Lake units exceeded the 2006 annual emission limit.  In July 2007, we paid the EPA $268,000 in settlement of this matter.  No monetary sanctions are due to the Ohio EPA.

Conemaugh Actions.  In April 2007, the PADEP filed suit against us in the Court of Common Pleas of Indiana County, Pennsylvania.  In addition, in April 2007, PennEnvironment and the Sierra Club filed a citizens’ suit against us in the United States District Court, Western District of Pennsylvania.  Each suit alleges that the Conemaugh plant is in violation of its water discharge permit and related state and federal laws and seeks civil penalties, remediation and/or to enjoin violations.  The Conemaugh plant is jointly owned by us and seven other companies and is governed by a consent order agreement with the PADEP.  We are confident that the Conemaugh plant has operated and will continue to operate in material compliance with the consent order agreement, its water discharge permit and related state and federal laws.  However, if PADEP or PennEnvironment and the Sierra Club are successful, we could incur significant capital expenditures associated with the implementation of discharge reductions on an accelerated basis and possible penalties.

Water Quality.  In July 2007, the EPA suspended its regulations relating to cooling water intake structures at large existing power plants pending further rulemaking.  This action was in response to the Second Circuit Court of Appeals’ January 2007 remand of the regulations.  In issuing the suspension, the EPA retained interim requirements that associated intakes employ best technology available controls as determined on a plant-by-plant, best professional judgment basis.

(c)          Other.

PUCT Complaint.  A market participant has filed a complaint at the PUCT relating to the Electric Reliability Council of Texas’s (ERCOT’s) procedure for allocating replacement reserve charges for 2006.  We, along with other parties opposing complainant’s request for relief, filed a joint motion to dismiss the complaint.  If the motion to dismiss is not granted and if the PUCT orders resettlement of the charges and depending on the method of resettlement, our share of the resettlement charges could be up to $25 million.

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

Texas Franchise Audit.  The state of Texas has issued preliminary audit findings indicating an estimated tax liability of approximately $75 million (excluding any interest and penalties) relating primarily to the sourcing of receipts for 2000 through 2005.  We plan to contest any proposed audit assessment related to this issue.  We cannot predict an outcome at this time.

Sales Tax Contingencies.  We have some estimated sales tax exposure related to disputed tax-exempt customers.  As of June 30, 2007, we have $29 million accrued in current and long-term liabilities relating to these contingencies.

(11)  Supplemental Guarantor Information

Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes.  Effective with the December 2006 refinancing and the credit-enhanced retail structure, RERH Holdings, LLC and its subsidiaries, which comprise our Texas retail energy business, became non-guarantors.  We have retrospectively adjusted the information presented for the three and six months ended June 30, 2006 to be comparable to 2007.

Condensed Consolidating Statements of Operations.

	Three Months Ended June 30, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$860	$2,377	$(587)	$2,650
Purchased power, fuel and cost of gas sold	—	736	2,324	(584)	2,476
Operation and maintenance	—	48	188	(3)	233
Selling, general and administrative	—	7	98	—	105
(Gains) losses on sales of assets and emission allowances, net	—	5	(7)	—	(2)
Depreciation and amortization	—	38	72	—	110
Total	—	834	2,675	(587)	2,922
Operating income (loss)	—	26	(298)	—	(272)
Income of equity investment, net	—	2	—	—	2
Income of equity investments of consolidated subsidiaries	(221)	(42)	—	263	—
Debt extinguishment premium and consent fees	(71)	—	—	—	(71)
Other, net	(1)	—	—	—	(1)
Interest expense	(93)	(9)	(20)	—	(122)
Interest income	2	2	4	—	8
Interest income (expense) – affiliated companies, net	93	(69)	(24)	—	—
Total other expense	(291)	(116)	(40)	263	(184)
Loss from continuing operations before income taxes	(291)	(90)	(338)	263	(456)
Income tax benefit	(8)	(47)	(120)	—	(175)
Loss from continuing operations	(283)	(43)	(218)	263	(281)
Loss from discontinued operations	—	—	(2)	—	(2)
Net loss	$(283)	$(43)	$(220)	$263	$(283)

	Three Months Ended June 30, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$2,422	$2,306	$(1,953)	$2,775
Purchased power, fuel and cost of gas sold	—	2,349	1,838	(1,953)	2,234
Operation and maintenance	—	51	180	—	231
Selling, general and administrative	—	3	89	—	92
(Gain) loss on sales of receivables	—	2	(2)	—	—
Gains on sales of assets and emission allowances, net	—	—	(5)	—	(5)
Depreciation and amortization	—	38	53	—	91
Total	—	2,443	2,153	(1,953)	2,643
Operating income (loss)	—	(21)	153	—	132
Income of equity investment, net	—	2	—	—	2
Other, net	—	1	—	—	1
Income (loss) of equity investments of consolidated subsidiaries	44	(15)	2	(31)	—
Interest expense	(72)	(8)	(23)	—	(103)
Interest income	—	7	—	—	7
Interest income (expense) – affiliated companies, net	56	(76)	20	—	—
Total other income (expense)	28	(89)	(1)	(31)	(93)
Income (loss) from continuing operations before income taxes	28	(110)	152	(31)	39
Income tax expense (benefit)	14	(55)	57	—	16
Income (loss) from continuing operations	14	(55)	95	(31)	23
Loss from discontinued operations	—	(1)	(8)	—	(9)
Net income (loss)	$14	$(56)	$87	$(31)	$14

	Six Months Ended June 30, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$1,682	$4,448	$(1,118)	$5,012
Purchased power, fuel and cost of gas sold	—	1,605	3,426	(1,112)	3,919
Operation and maintenance	—	107	363	(6)	464
Selling, general and administrative	—	11	181	—	192
Western states and similar settlements	—	22	—	—	22
(Gains) losses on sales of assets and emission allowances, net	—	8	(10)	—	(2)
Depreciation and amortization	—	86	116	—	202
Total	—	1,839	4,076	(1,118)	4,797
Operating income (loss)	—	(157)	372	—	215
Income of equity investment, net	—	3	—	—	3
Income of equity investments of consolidated subsidiaries	(5)	(42)	—	47	—
Debt extinguishment premium and consent fees	(71)	—	—	—	(71)
Interest expense	(149)	(17)	(43)	—	(209)
Interest income	6	5	7	—	18
Interest income (expense) – affiliated companies, net	184	(142)	(42)	—	—
Total other expense	(35)	(193)	(78)	47	(259)
Income (loss) from continuing operations before income taxes	(35)	(350)	294	47	(44)
Income tax expense (benefit)	(11)	(121)	109	—	(23)
Income (loss) from continuing operations	(24)	(229)	185	47	(21)
Loss from discontinued operations	—	—	(3)	—	(3)
Net income (loss)	$(24)	$(229)	$182	$47	$(24)

	Six Months Ended June 30, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$4,659	$4,162	$(3,593)	$5,228
Purchased power, fuel and cost of gas sold	—	4,582	3,495	(3,593)	4,484
Operation and maintenance	—	93	323	—	416
Selling, general and administrative	—	1	161	—	162
(Gain) loss on sales of receivables	—	5	(5)	—	—
Gains on sales of assets and emission allowances, net	—	(18)	(138)	—	(156)
Depreciation and amortization	—	77	95	—	172
Total	—	4,740	3,931	(3,593)	5,078
Operating income (loss)	—	(81)	231	—	150
Income of equity investment, net	—	2	—	—	2
Other, net	—	1	—	—	1
Income of equity investments of consolidated subsidiaries	1	7	2	(10)	—
Interest expense	(148)	(17)	(46)	—	(211)
Interest income	—	14	2	—	16
Interest income (expense) – affiliated companies, net	112	(147)	35	—	—
Total other expense	(35)	(140)	(7)	(10)	(192)
Income (loss) from continuing operations before income taxes	(35)	(221)	224	(10)	(42)
Income tax expense (benefit)	80	(97)	91	—	74
Income (loss) from continuing operations	(115)	(124)	133	(10)	(116)
Income (loss) from discontinued operations	(4)	(4)	4	—	(4)
Cumulative effect of accounting change, net of tax	—	1	—	—	1
Net income (loss)	$(119)	$(127)	$137	$(10)	$(119)

(1)          These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

	June 30, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$75	$2	$89	$—	$166
Restricted cash	—	1	4	—	5
Accounts and notes receivable, principally customer, net	15	325	962	(13)	1,289
Accounts and notes receivable – affiliated companies	1,989	408	287	(2,684)	—
Inventory	—	144	140	—	284
Derivative assets	—	62	259	—	321
Other current assets	—	368	362	30	760
Total current assets	2,079	1,310	2,103	(2,667)	2,825
Property, Plant and Equipment, net	—	2,982	2,700	—	5,682
Other Assets:
Goodwill	—	51	210	119	380
Other intangibles, net	—	131	279	—	410
Notes receivable – affiliated companies	2,661	763	91	(3,515)	—
Equity investments of consolidated subsidiaries	1,966	291	—	(2,257)	—
Derivative assets	—	48	132	—	180
Other long-term assets	59	890	355	(698)	606
Total other assets	4,686	2,174	1,067	(6,351)	1,576
Total Assets	$6,765	$6,466	$5,870	$(9,018)	$10,083

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$29	$—	$352	$—	$381
Accounts payable, principally trade	—	187	662	(4)	845
Accounts and notes payable – affiliated companies	—	2,270	414	(2,684)	—
Derivative liabilities	—	194	648	—	842
Other current liabilities	16	111	316	(38)	405
Current liabilities of discontinued operations	—	—	2	—	2
Total current liabilities	45	2,762	2,394	(2,726)	2,475
Other Liabilities:
Notes payable – affiliated companies	—	2,484	1,031	(3,515)	—
Derivative liabilities	—	51	231	—	282
Other long-term liabilities	625	168	214	(698)	309
Total other liabilities	625	2,703	1,476	(4,213)	591
Long-term Debt	2,065	500	422	—	2,987
Commitments and Contingencies
Temporary Equity Stock-based Compensation	3	—	—	—	3
Total Stockholders’ Equity (Deficit)	4,027	501	1,578	(2,079)	4,027
Total Liabilities and Equity	$6,765	$6,466	$5,870	$(9,018)	$10,083

	December 31, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$286	$24	$154	$—	$464
Restricted cash	—	—	25	—	25
Accounts and notes receivable, principally customer, net	10	264	779	(9)	1,044
Accounts and notes receivable – affiliated companies	1,737	418	259	(2,414)	—
Inventory	—	144	131	—	275
Derivative assets	—	61	429	—	490
Other current assets	7	529	354	(17)	873
Current assets of discontinued operations	—	—	2	—	2
Total current assets	2,040	1,440	2,133	(2,440)	3,173
Property, Plant and Equipment, net	—	3,044	2,698	—	5,742
Other Assets:
Goodwill	—	51	212	119	382
Other intangibles, net	—	131	293	—	424
Notes receivable – affiliated companies	3,249	789	94	(4,132)	—
Equity investments of consolidated subsidiaries	1,377	328	5	(1,710)	—
Derivative assets	—	77	127	—	204
Other long-term assets	76	730	400	(564)	642
Total other assets	4,702	2,106	1,131	(6,287)	1,652
Total Assets	$6,742	$6,590	$5,962	$(8,727)	$10,567

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$3	$—	$352	$—	$355
Accounts payable, principally trade	—	224	444	(3)	665
Accounts and notes payable – affiliated companies	—	2,021	393	(2,414)	—
Derivative liabilities	—	238	927	—	1,165
Other current liabilities	55	159	313	(23)	504
Current liabilities of discontinued operations	—	—	3	—	3
Total current liabilities	58	2,642	2,432	(2,440)	2,692
Other Liabilities:
Notes payable – affiliated companies	—	3,251	881	(4,132)	—
Derivative liabilities	—	77	344	—	421
Other long-term liabilities	484	167	237	(564)	324
Total other liabilities	484	3,495	1,462	(4,696)	745
Long-term Debt	2,248	501	429	—	3,178
Commitments and Contingencies
Temporary Equity Stock-based Compensation	2	—	—	—	2
Total Stockholders’ Equity (Deficit)	3,950	(48)	1,639	(1,591)	3,950
Total Liabilities and Equity	$6,742	$6,590	$5,962	$(8,727)	$10,567

(1)          These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Six Months Ended June 30, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$60	$(237)	$201	$—	$24
Net cash used in discontinued operations from operating activities	—	—	(3)	—	(3)
Net cash provided by (used in) operating activities	60	(237)	198	—	21
Cash Flows from Investing Activities:
Capital expenditures	—	(12)	(87)	—	(99)
Investments in, advances to and from and distributions from subsidiaries, net (2)(3)	(40)	—	(259)	299	—
Net purchases of emission allowances	—	(3)	(8)	—	(11)
Restricted cash	—	(1)	21	—	20
Other, net	—	3	(1)	—	2
Net cash used in investing activities	(40)	(13)	(334)	299	(88)
Cash Flows from Financing Activities:
Payments of long-term debt	(1,458)	—	(7)	—	(1,465)
Proceeds from long-term debt	1,300	—	—	—	1,300
Increase in short-term borrowings and revolving credit facilities, net	—	—	7	—	7
Changes in notes with affiliated companies, net (3)(4)	—	228	71	(299)	—
Payments of financing costs	(30)	—	—	—	(30)
Payments of debt extinguishment premium and consent fees	(71)	—	—	—	(71)
Proceeds from issuances of stock	29	—	—	—	29
Other, net	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(231)	228	71	(299)	(231)
Net Change in Cash and Cash Equivalents	(211)	(22)	(65)	—	(298)
Cash and Cash Equivalents at Beginning of Period	286	24	154	—	464
Cash and Cash Equivalents at End of Period	$75	$2	$89	$—	$166

	Six Months Ended June 30, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$(3)	$(314)	$202	$—	$(115)
Net cash provided by (used in) discontinued operations from operating activities	3	(8)	(32)	—	(37)
Net cash provided by (used in) operating activities	—	(322)	170	—	(152)
Cash Flows from Investing Activities:
Capital expenditures	—	(16)	(26)	—	(42)
Investments in, advances to and from and distributions from subsidiaries, net (2)	295	—	(210)	(85)	—
Proceeds from sales of assets, net	—	—	1	—	1
Net sales of emission allowances	—	89	105	—	194
Restricted cash	—	—	18	(1)	17
Other, net	—	5	—	—	5
Net cash provided by (used in) continuing operations from investing activities	295	78	(112)	(86)	175
Net cash provided by discontinued operations from investing activities	712	—	968	(712)	968
Net cash provided by investing activities	1,007	78	856	(798)	1,143
Cash Flows from Financing Activities:
Payments of long-term debt	(319)	—	(7)	—	(326)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	(60)	—	5	—	(55)
Changes in notes with affiliated companies, net (4)	—	233	(318)	85	—
Proceeds from issuances of stock	10	—	—	—	10
Net cash provided by (used in) continuing operations from financing activities	(369)	233	(320)	85	(371)
Net cash used in discontinued operations from financing activities	(638)	—	(712)	712	(638)
Net cash provided by (used in) financing activities	(1,007)	233	(1,032)	797	(1,009)
Net Change in Cash and Cash Equivalents	—	(11)	(6)	(1)	(18)
Cash and Cash Equivalents at Beginning of Period	3	36	49	—	88
Cash and Cash Equivalents at End of Period	$3	$25	$43	$(1)	$70

(1)          These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)          Net investments in, advances to and from and distributions from subsidiaries are classified as investing activities.

(3)          Reliant Energy converted intercompany notes payable of a guarantor subsidiary of $753 million to equity during 2007.

(4)          Net changes in notes with affiliated companies are classified as financing activities for subsidiaries of Reliant Energy and as investing activities for Reliant Energy.

(12)  Reportable Segments

Financial data for our segments are as follows:

	Retail Energy	Wholesale Energy		Other Operations		Eliminations	Consolidated
	(in millions)
Three months ended June 30, 2007:
Revenues from external customers	$1,994	$656		$—		$—	$2,650
Intersegment revenues	—	141		4		(145)	—
Contribution margin, including unrealized gains/losses on energy derivatives (1)	(234)	122		4		(2)	(110)

Three months ended June 30, 2006:
Revenues from external customers	$2,217	$558	(2)	$—		$—	$2,775
Intersegment revenues	—	140		—		(140)	—
Contribution margin, including unrealized gains/losses on energy derivatives (1)	271	(13)		—		—	258

Six months ended June 30, 2007 (except as denoted):
Revenues from external customers	$3,695	$1,317		$—		$—	$5,012
Intersegment revenues	—	228		7		(235)	—
Contribution margin, including unrealized gains/losses on energy derivatives (1)	450	80		6		(4)	532
Total assets as of June 30, 2007	1,849	8,160		632		(558)	10,083

Six months ended June 30, 2006 (except as denoted):
Revenues from external customers	$3,904	$1,323	(3)	$1		$—	$5,228
Intersegment revenues	—	286		—		(286)	—
Contribution margin, including unrealized gains/losses on energy derivatives (1)	175	65		1		—	241
Total assets as of December 31, 2006	1,984	8,402		848	(4)	(667)	10,567

(1)          Revenues less (a) purchased power, fuel and cost of gas sold, (b) operation and maintenance, (c) selling and marketing and (d) bad debt expense.

(2)          Includes $382 million in revenues from a single counterparty, which represented 14% of our consolidated revenues and 68% of our wholesale energy segment revenues.

(3)          Includes $655 million in revenues from a single counterparty, which represented 13% of our consolidated revenues and 50% of our wholesale energy segment revenues.

(4)          Other operations include discontinued operations of $2 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Contribution margin, including unrealized gains/losses on energy derivatives	$(110)	$258	$532	$241
Other general and administrative	54	40	95	75
Western states and similar settlements	—	—	22	—
Gains on sales of assets and emission allowances, net	(2)	(5)	(2)	(156)
Depreciation	86	77	173	151
Amortization	24	14	29	21
Operating income (loss)	(272)	132	215	150
Income of equity investment, net	2	2	3	2
Debt extinguishment premium and consent fees	(71)	—	(71)	—
Other, net	(1)	1	—	1
Interest expense	(122)	(103)	(209)	(211)
Interest income	8	7	18	16
Income (loss) from continuing operations before income taxes	(456)	39	(44)	(42)
Income tax expense (benefit)	(175)	16	(23)	74
Income (loss) from continuing operations	(281)	23	(21)	(116)
Loss from discontinued operations	(2)	(9)	(3)	(4)
Income (loss) before cumulative effect of accounting change	(283)	14	(24)	(120)
Cumulative effect of accounting change, net of tax	—	—	—	1
Net income (loss)	$(283)	$14	$(24)	$(119)

(13)  Discontinued Operations

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

Assumptions Related to Debt, Deferred Financing Costs and Interest Expense on Discontinued Operations.  Based on our contractual obligation (at the time the purchase and sale agreement was executed) to utilize a portion of the net proceeds from the sale to prepay debt, we classified $638 million of debt as discontinued operations as of December 31, 2005 and through the date of sale.  We also classified as discontinued operations the related deferred financing costs and interest expense on this debt.  We allocated $15 million of related interest expense during the three months ended March 31, 2006 to discontinued operations.  No interest was allocated to discontinued operations subsequent to the closing.

The following summarizes certain financial information of our New York plants discontinued operations:

Six Months Ended June 30, 2006
(in millions)

Revenues	$111
Loss before income tax expense/benefit	(4)

Subsequent to the sale of our New York plants in February 2006, we continue to have insignificant settlements with the independent system operator.  These amounts are classified as discontinued operations in our results of operations.  In addition, we have some amounts on our consolidated balance sheets classified as discontinued operations relating to these settlements and other insignificant items.

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

•                  Retail energy — provides electricity and energy services to approximately 1.9 million retail electricity customers in Texas, including residential and small business customers and commercial, industrial and governmental/institutional customers.  Our next largest market is the PJM Market, where we serve commercial, industrial and governmental/institutional customers.  We regularly evaluate entering other markets.

•                  Wholesale energy — provides electricity and energy services in the competitive wholesale energy markets in the United States through our ownership and operation or contracting for power generation capacity.  As of June 30, 2007, we had approximately 16,000 MW of power generation capacity.

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

Wholesale Energy.  The wholesale energy segment is a capital-intensive, cyclical business.  Earnings are significantly impacted by the level of natural gas prices, spark spreads and capacity prices.  The key earnings drivers are the amount of electricity we generate and the margin we earn for each unit of electricity sold.  We do not control those factors that have the most significant impact on our earnings levels.  The factor that we have the most control over is the percentage of time that our generating assets are available to run when it is economical for them to do so.  Short-term earnings in our wholesale business are impacted by weather and commodity price volatility.  Longer-term earnings are driven by the level of commodity prices and regional supply and demand fundamentals.

Recent Events

In this section, we present recent and potential events that have impacted or could in the future impact our results of operations, financial condition or liquidity.  In addition to the events described below, a number of other factors could affect our future results of operations, financial condition or liquidity, including changes in natural gas prices, plant availability, retail energy customer growth, weather and other factors (see “Risk Factors” in Item 1A of our Form 10-K).

We completed a refinancing in June 2007 as an initial step towards creating a capital structure that gives us increased flexibility to direct cash flow and additional capital to those alternatives that we believe will create the greatest stockholder value.  The 2007 refinancing included a tender offer and consent solicitation for our 9.25% and 9.50% senior secured notes totaling $1.1 billion.  We (a) issued $1.3 billion of senior unsecured notes with 7- and 10-year maturities and (b) used cash on hand along with proceeds from senior unsecured notes to (i) fund the tender offer and consent solicitation, (ii) retire our $400 million term loan and (iii) call in July 2007 the 9.25% notes not tendered.  In addition, we replaced our existing revolving credit facility and letter of credit facilities with a new $500 million revolving credit facility and $250 million letter of credit facility.  For further discussion of the June 2007 refinancing, see note 6(b) to our interim financial statements.

We are evaluating various alternatives to address restrictions remaining in our 6.75% senior secured notes and our tax-exempt PEDFA bonds.

We believe the results of the Reliability Pricing Model (RPM) capacity auctions in 2007 support our view of tightening supply and demand in the wholesale energy business.  RPM is a model utilized by the PJM Interconnection, LLC to meet load serving entities’ forecasted capacity obligations via a forward-looking commitment of capacity resources.

Other

There were no major legislative changes to the Texas regulatory model coming out of the 2007 legislative session.  The minor legislation concerning electricity related matters that was passed during the 2007 session is not expected to have a material impact on our future results of operations.

Consolidated Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

We reported $(283) million consolidated net loss, or $(0.83) loss per share, for the three months ended June 30, 2007 compared to $14 million consolidated net income, or $0.05 earnings per diluted share, for the same period in 2006.

	Three Months Ended June 30,
	2007	2006	Change
	(in millions)

Retail energy contribution margin, including unrealized gains/losses on energy derivatives	$(234)	$271	$(505)
Wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	122	(13)	135
Other contribution margin	2	—	2
Other general and administrative	(54)	(40)	(14)
Gains on sales of assets and emission allowances, net	2	5	(3)
Depreciation and amortization	(110)	(91)	(19)
Income of equity investment, net	2	2	—
Debt extinguishment premium and consent fees	(71)	—	(71)
Other, net	(1)	1	(2)
Interest expense	(122)	(103)	(19)
Interest income	8	7	1
Income tax (expense) benefit	175	(16)	191
Income (loss) from continuing operations	(281)	23	(304)
Loss from discontinued operations	(2)	(9)	7
Net income (loss)	$(283)	$14	$(297)

Retail Energy Segment.

In analyzing the results of our retail energy segment, we use the non-GAAP financial measures “retail gross margin” and “retail contribution margin,” as well as our retail energy segment profit and loss measure, contribution margin, including unrealized gains/losses on energy derivatives.  Retail gross margin and retail contribution margin should not be relied upon to the exclusion of GAAP financial measures.  The item that is excluded from these non-GAAP financial measures has a recurring effect on our earnings and reflects aspects of our business that are not taken into account by this measure.

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

Our retail energy segment’s contribution margin, including unrealized gains/losses on energy derivatives was $(234) million during the three months ended June 30, 2007, compared to $271 million in the same period of 2006.  The $505 million decrease was primarily due to the net change in unrealized gains/losses on energy derivatives of $394 million and a $110 million decrease in retail gross margin.  See “— Retail Energy Margins” below for explanations.

Retail Energy Operational Data.

	Three Months Ended June 30,
	2007	2006
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	3,542	4,572
Non-Houston	1,923	2,013
Small Business:
Houston	756	954
Non-Houston	365	382
Total Mass	6,586	7,921
Commercial and Industrial:
ERCOT(1)(2)	9,052	8,631
Non-ERCOT	1,106	1,539
Total Commercial and Industrial	10,158	10,170
Market usage adjustments(3)	28	(62)
Total	16,772	18,029

(1)          These volumes include customers of the Texas General Land Office for whom we provide services.

(2)          ERCOT is the Electric Reliability Council of Texas.

(3)          The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage based on initial usage information provided by the independent system operators and the distribution companies.  We revise these estimates and record any changes in the period as additional settlement information becomes available (collectively referred to as “market usage adjustments”).  These amounts represent the adjustments to volumes for market usage adjustments.  See footnote (3) under “Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 — Retail Energy Margins.”

	Three Months Ended June 30,
	2007	2006
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	1,066	1,189
Non-Houston	565	490
Small Business:
Houston	117	134
Non-Houston	35	27
Total Mass	1,783	1,840
Commercial and Industrial:
ERCOT(1)	87	75
Non-ERCOT	2	2
Total Commercial and Industrial	89	77
Total	1,872	1,917

(1)          Includes customers of the Texas General Land Office for whom we provide services.

	June 30, 2007	December 31, 2006
	(in thousands, metered locations)
Retail Customers:
Mass:
Residential:
Houston	1,058	1,095
Non-Houston	567	547
Small Business:
Houston	115	124
Non-Houston	36	33
Total Mass	1,776	1,799
Commercial and Industrial:
ERCOT(1)	89	75
Non-ERCOT	2	1
Total Commercial and Industrial	91	76
Total	1,867	1,875

(1)          Includes customers of the Texas General Land Office for whom we provide services.

Retail Energy Revenues.

	Three Months Ended June 30,
	2007	2006	Change
	(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$542	$746	$(204	)(1)
Non-Houston	271	283	(12	)(2)
Small Business:
Houston	122	156	(34	)(3)
Non-Houston	51	53	(2)
Total Mass	986	1,238	(252)
Commercial and Industrial:
ERCOT	822	771	51	(4)
Non-ERCOT	80	98	(18	)(5)
Total Commercial and Industrial	902	869	33
Total	1,888	2,107	(219)

Retail energy revenues from resales of purchased power and other hedging activities	112	120	(8)
Market usage adjustments	(6)	(7)	1
Unrealized losses on energy derivatives	—	(3)	3
Total retail energy revenues	$1,994	$2,217	$(223)

(1)          Decrease primarily due to (a) lower volumes driven by (i) a decrease in average customer usage due in part to milder weather and (ii) fewer number of customers and (b) lower unit sales prices.

(2)          Decrease primarily due to lower volumes driven by a decrease in average customer usage due in part to milder weather.  This decrease was partially offset by increased number of customers.

(3)          Decrease primarily due to lower volumes primarily due to (a) fewer number of customers and (b) lower average usage per customer.

(4)          Increase primarily due to (a) increased volumes due to increased number of customers and (b) higher unit sales prices.

(5)          Decrease primarily due to lower volumes due to change in customer mix, partially offset by higher unit sales prices.

Retail Energy Purchased Power.

	Three Months Ended June 30,
	2007	2006	Change
	(in millions)

Costs of purchased power	$1,606	$1,727	$(121	)(1)
Retail energy intersegments costs	141	140	1	(2)
Market usage adjustments	10	6	4
Unrealized (gains) losses on energy derivatives	360	(37)	397	(3)
Total retail energy purchased power	$2,117	$1,836	$281

(1)          Decrease primarily due to (a) lower volumes driven by (i) a decrease in average customer usage due in part to milder weather and (ii) fewer number of mass customers.

(2)          Increase primarily due to (a) increased natural gas purchase volumes related to a tolling agreement and (b) higher purchased power prices.  These increases were partially offset by lower purchased power volumes.

(3)          See footnote (5) under “Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 — Retail Energy Margins.”

Retail Energy Margins.

	Three Months Ended June 30,
	2007	2006	Change
	(in millions)

Mass gross margin	$201	$272	$(71	)(1)
Commercial and industrial gross margin	52	88	(36	)(2)
Market usage adjustments(3)	(16)	(13)	(3)
Retail gross margin(4)	237	347	(110)
Operation and maintenance	(60)	(58)	(2)
Selling and marketing expense	(30)	(30)	—
Bad debt expense	(21)	(22)	1
Retail contribution margin	126	237	(111)
Unrealized gains (losses) on energy derivatives	(360)	34	(394	)(5)
Total retail energy contribution margin, including unrealized gains/losses on energy derivatives(6)	$(234)	$271	$(505)

(1)          Decrease primarily due to (a) lower volumes driven by (i) a decrease in average customer usage due in part to milder weather and (ii) fewer number of customers and (b) lower unit margins (lower sales prices partially offset by lower costs of purchased power at the time of procurement).

(2)          Decrease primarily due to lower unit margins (higher costs of purchased power at the time of procurement, partially offset by higher revenue rates).

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

(4)          Previously titled “Adjusted retail gross margin.”

(5)          Decrease primarily due to (a) $368 million loss due to changes in prices on our derivatives marked to market and (b) $75 million of decreased gains on energy derivatives which settled during the period.

(6)          Retail energy segment profit and loss measure.

Wholesale Energy Segment.

In analyzing the results of our wholesale energy segment, we use the non-GAAP financial measures “open energy gross margin,” “open wholesale gross margin” and “wholesale open contribution margin,” which exclude the items described below, as well as our wholesale energy segment profit and loss measure, contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives.  Open energy gross margin, open wholesale gross margin and wholesale open contribution margin should not be relied upon to the exclusion of GAAP financial measures.  The items that are excluded from these non-GAAP financial measures have or have had a recurring effect on our earnings and reflect aspects of our business that are not taken into account by these measures.

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

Our wholesale energy segment’s contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives was $122 million during the three months ended June 30, 2007 compared to $(13) million in the same period of 2006.  The $135 million increase was primarily due to (a) $62 million increase in open wholesale gross margin, (b) a reduced negative effect of historical and operational wholesale hedges of $59 million and (c) $16 million change in unrealized gains/losses on energy derivatives.  See “— Wholesale Energy Margins” below for explanations.

Wholesale Energy Operational and Financial Data.

	Three Months Ended June 30,
	2007		2006
	GWh	% Economic(1)	GWh	% Economic(1)

Economic Generation Volume(2):
PJM Coal	6,028.7	83%	5,847.6	81%
MISO Coal	2,063.3	75%	1,748.4	63%
PJM/MISO Gas	349.8	5%	248.0	4%
West	899.3	13%	345.8	5%
Other(3)	1,413.3	69%	1,467.3	91%
Total	10,754.4	41%	9,657.1	39%

Commercial Capacity Factor(4):
PJM Coal	75.9%		70.6%
MISO Coal	51.3%		77.1%
PJM/MISO Gas	88.8%		90.7%
West	95.1%		87.9%
Other	91.9%		94.3%
Total	75.3%		76.5%

Generation Volume(5):
PJM Coal	4,575.2		4,128.1
MISO Coal	1,058.7		1,347.6
PJM/MISO Gas	310.5		224.9
West	855.5		304.1
Other	1,298.7		1,383.4
Total	8,098.6		7,388.1

Unit Margin ($/MWh)(6):
PJM Coal	$32.57		$26.16
MISO Coal	30.23		19.29
PJM/MISO Gas	28.99		40.02
West	—		NM (7)
Other	5.39		—
Total weighted average	$24.33		$18.95

(1)          Represents economic generation volume (hours) divided by maximum generation hours (maximum plant capacity x 8,760 hours).

(2)          Estimated generation at 100% plant availability based on an hourly analysis of when it is economical to generate based on the price of power, fuel, emission allowances and variable operating costs.

(3)          Includes maximum generation hours from certain units in 2007 that were excluded in 2006 because a purchase power agreement was in place during that period.

(4)          Generation volume divided by economic generation volume.

(5)          Excludes generation volume related to power purchase agreements, including tolling agreements.

(6)          Represents open energy gross margin divided by generation volume.

(7)          NM is not meaningful.

Wholesale Energy Revenues.

	Three Months Ended June 30,
	2007	2006	Change
	(in millions)

Wholesale energy third-party revenues	$667	$502	$165	(1)
Wholesale energy intersegment revenues	141	140	1	(2)
Unrealized gains (losses)	(11)	56	(67	)(3)
Total wholesale energy revenues	$797	$698	$99

(1)          Increase primarily due to (a) higher power sales prices, (b) increased natural gas sales prices (related to natural gas transportation contracts) and (c) increased power sales volumes.  These increases were partially offset by decreased natural gas sales volumes.

(2)          Increase primarily due to (a) increased natural gas sales volumes related to a tolling agreement and (b) higher power sales prices.  These increases were partially offset by lower power sales volumes.

(3)          See footnote (11) under “Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 — Wholesale Energy Margins.”

Wholesale Energy Purchased Power, Fuel and Cost of Gas Sold.

	Three Months Ended June 30,
	2007	2006	Change
	(in millions)

Wholesale energy third-party costs	$545	$500	$45	(1)
Unrealized (gains) losses	(45)	38	(83	)(2)
Total wholesale energy	$500	$538	$(38)

(1)          Increase primarily due to (a) higher prices paid for natural gas and (b) higher purchased natural gas volumes.  These increases were partially offset by lower purchased power volumes.

(2)          See footnote (11) under “Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 — Wholesale Energy Margins.”

Wholesale Energy Margins.

	Three Months Ended June 30,
	2007	2006	Change
	(in millions)
Open energy gross margin(1):
PJM Coal	$149	$108	$41	(2)
MISO Coal	32	26	6	(3)
PJM/MISO Gas	9	9	—
West	—	(3)	3
Other	7	—	7	(4)
Total	197	140	57

Other margin(5):
PJM Coal	15	7	8	(6)
MISO Coal	3	2	1
PJM/MISO Gas	25	8	17	(7)
West	36	46	(10	)(8)
Other	17	28	(11	)(9)
Total	96	91	5

Open wholesale gross margin	293	231	62

Operation and maintenance	(175)	(173)	(2)
Bad debt expense	—	—	—
Wholesale open contribution margin	118	58	60
Historical and operational wholesale hedges	(30)	(89)	59	(10)
Unrealized gains (losses) on energy derivatives	34	18	16	(11)
Total wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(12)	$122	$(13)	$135

(1)          Open energy gross margin is calculated using the power sales prices received by the plants less delivered spot fuel prices.   This figure excludes the effects of other margin and our historical and operational wholesale hedges.

(2)          Increase primarily due to higher unit margins (higher power prices) and higher commercial capacity factor primarily due to lower planned outages in 2007.

(3)          Increase primarily due to higher unit margins (higher power prices and lower fuel costs) and higher economic generation.  These increases were partially offset by lower commercial capacity factor primarily due to higher planned outages in 2007.

(4)          Increase primarily due to higher unit margins (higher power prices partially offset by higher fuel costs) in Texas.

(5)          Other margin represents power purchase agreements, capacity payments, ancillary revenues and selective commercial hedge strategies.

(6)          Increase primarily due to ancillary services and RPM capacity payments.

(7)          Increase primarily due to RPM capacity payments and a reliability-must-run contract entered into in May 2006.

(8)          Decrease primarily due to (a) fewer selective commercial hedge activities and (b) lower revenue from power purchase agreements.  These decreases were partially offset by higher capacity payments.

(9)          Decrease primarily due to lower revenue from power purchase agreements in Texas.

(10)    Increase primarily due to (a) $44 million in higher margins on natural gas transportation and storage contracts and (b) $10 million of decreases in losses on closed and settled power hedges.

(11)    Increase primarily due to $21 million in gains on energy derivatives which settled during the period.

(12)    Wholesale energy segment profit and loss measure.

Other General and Administrative.

	Three Months Ended June 30,
	2007	2006	Change
	(in millions)

Salaries and benefits	$31	$23	$8
Professional fees, contract services and information systems maintenance	12	7	5
Rent and utilities	5	5	—
Legal costs	2	2	—
Other, net	4	3	1
Other general and administrative	$54	$40	$14

Western States and Similar Settlements.  See note 10(a) to our interim financial statements.

Gains on Sales of Assets and Emission Allowances, Net.

	Three Months Ended June 30,
	2007	2006	Change
	(in millions)

Emission allowances	$2	$5	$(3)
Gains on sales of assets and emission allowances, net	$2	$5	$(3)

Depreciation and Amortization.

	Three Months Ended June 30,
	2007	2006	Change
	(in millions)

Depreciation on plants	$76	$64	$12	(1)
Depreciation on information systems	8	12	(4)
Other, net – depreciation	2	1	1
Depreciation	86	77	9
Amortization of emission allowances	23	13	10	(2)
Other, net – amortization	1	1	—
Amortization	24	14	10
Depreciation and amortization	$110	$91	$19

(1)          Increase primarily due to early retirements of plant components when replacement components are installed (from $3 million in 2006 to $13 million in 2007).

(2)          Increase primarily due to higher average cost of SO2 allowances purchased and used.

Income of Equity Investment, Net.

	Three Months Ended June 30,
	2007	2006	Change
	(in millions)

Sabine Cogen, LP	$2	$2	$—
Income of equity investment, net	$2	$2	$—

Debt Extinguishment Premium and Consent Fees.  See note 6(b) to our interim financial statements.

Other, Net.  Other, net did not change significantly.

Interest Expense.

	Three Months Ended June 30,
	2007	2006	Change
	(in millions)

Fixed-rate debt	$61	$64	$(3)
Deferred financing costs	42	4	38	(1)
Variable-rate debt	11	28	(17	)(2)
Fees for MWh’s delivered under credit-enhanced retail structure(3)	7	—	7
Financing fees expensed	3	6	(3)
Unrealized losses on derivatives	2	2	—
Capitalized interest	(2)	—	(2)
Amortization of fair value adjustment of acquired debt	(4)	(2)	(2)
Other, net	2	1	1
Interest expense	$122	$103	$19

(1)          See note 6(b) to our interim financial statements.

(2)          Decrease primarily due to $18 million due to decrease in balances, partially offset by $1 million due to increase in rates.

(3)          See note 7 to our consolidated financial statements in our Form 10-K.

Interest Income.

	Three Months Ended June 30,
	2007	2006	Change
	(in millions)

Interest on temporary cash investments	$6	$1	$5
Net margin deposits	2	6	(4)
Interest income	$8	$7	$1

Income Tax Expense (Benefit).  See note 8 to our interim financial statements.

Loss from Discontinued Operations.  See note 13 to our interim financial statements.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

We reported $(24) million consolidated net loss, or $(0.07) loss per share, for the six months ended June 30, 2007 compared to $(119) million consolidated net loss, or $(0.39) loss per share, for the same period in 2006.

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)

Retail energy contribution margin, including unrealized gains/losses on energy derivatives	$450	$175	$275
Wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	80	65	15
Other contribution margin	2	1	1
Other general and administrative	(95)	(75)	(20)
Western states and similar settlements	(22)	—	(22)
Gains on sales of assets and emission allowances, net	2	156	(154)
Depreciation and amortization	(202)	(172)	(30)
Income of equity investment, net	3	2	1
Debt extinguishment premium and consent fees	(71)	—	(71)
Other, net	—	1	(1)
Interest expense	(209)	(211)	2
Interest income	18	16	2
Income tax expense	23	(74)	97
Loss from continuing operations	(21)	(116)	95
Loss from discontinued operations	(3)	(4)	1
Cumulative effect of accounting change, net of tax	—	1	(1)
Net loss	$(24)	$(119)	$95

Retail Energy Segment.

Our retail energy segment’s contribution margin, including unrealized gains/losses on energy derivatives was $450 million during the six months ended June 30, 2007, compared to $175 million in the same period of 2006.  The $275 million increase was primarily due to the net change in unrealized gains/losses on energy derivatives of $286 million.  See “— Retail Energy Margins” below for explanations.

Retail Energy Operational Data.

	Six Months Ended June 30,
	2007	2006
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	6,187	7,399
Non-Houston	3,849	3,502
Small Business:
Houston	1,471	1,719
Non-Houston	668	652
Total Mass	12,175	13,272
Commercial and Industrial:
ERCOT(1)	17,062	16,147
Non-ERCOT	2,085	3,143
Total Commercial and Industrial	19,147	19,290
Market usage adjustments	(73)	11
Total	31,249	32,573

(1)          These volumes include customers of the Texas General Land Office for whom we provide services.

	Six Months Ended June 30,
	2007	2006
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	1,074	1,201
Non-Houston	560	480
Small Business:
Houston	119	135
Non-Houston	34	28
Total Mass	1,787	1,844
Commercial and Industrial:
ERCOT(1)	85	74
Non-ERCOT	2	2
Total Commercial and Industrial	87	76
Total	1,874	1,920

(1)          Includes customers of the Texas General Land Office for whom we provide services.

Retail Energy Revenues.

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$947	$1,184	$(237	)(1)
Non-Houston	535	471	64	(2)
Small Business:
Houston	242	273	(31	)(3)
Non-Houston	95	90	5
Total Mass	1,819	2,018	(199)
Commercial and Industrial:
ERCOT	1,542	1,467	75	(4)
Non-ERCOT	150	210	(60	)(5)
Total Commercial and Industrial	1,692	1,677	15
Total	3,511	3,695	(184)

Retail energy revenues from resales of purchased power and other hedging activities	189	205	(16)
Market usage adjustments	(5)	7	(12)
Unrealized losses on energy derivatives	—	(3)	3
Total retail energy revenues	$3,695	$3,904	$(209)

(1)          Decrease primarily due to (a) lower volumes driven by (i) fewer number of customers and (ii) a decrease in average customer usage due in part to milder weather and (b) lower unit sales prices.

(2)          Increase primarily due to (a) increased volumes due to increased number of customers and (b) increases in unit sales prices.  These increases were partially offset by lower volumes driven by a decrease in average customer usage due in part to milder weather.

(3)          Decrease primarily due to lower volumes largely due to fewer number of customers.

(4)          Increase primarily due to increased volumes due to increased number of customers.

(5)          Decrease primarily due to lower volumes due to change in customer mix.

Retail Energy Purchased Power.

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)

Costs of purchased power	$3,048	$3,209	$(161	)(1)
Retail energy intersegments costs	228	286	(58	)(2)
Market usage adjustments	6	8	(2)
Unrealized (gains) losses on energy derivatives	(256)	27	(283	)(3)
Total retail energy purchased power	$3,026	$3,530	$(504)

(1)          Decrease primarily due to (a) lower volumes driven by (i) fewer number of customers and (ii) a decrease in average customer usage due in part to milder weather and (b) lower unit prices of purchased power at the time of procurement.

(2)          Decrease primarily due to lower purchased power volumes.  This decrease was partially offset by (a) increased natural gas purchased volumes related to a tolling agreement and (b) higher purchased power prices.

(3)          See footnote (5) under “Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 — Retail Energy Margins.”

Retail Energy Margins.

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)

Mass gross margin	$356	$297	$59	(1)
Commercial and industrial gross margin	68	108	(40	)(2)
Market usage adjustments	(11)	(1)	(10)
Retail gross margin	413	404	9
Operation and maintenance	(121)	(109)	(12	)(3)
Selling and marketing expense	(60)	(54)	(6	)(4)
Bad debt expense	(38)	(36)	(2)
Retail contribution margin	194	205	(11)
Unrealized gains (losses) on energy derivatives	256	(30)	286	(5)
Total retail energy contribution margin, including unrealized gains/losses on energy derivatives	$450	$175	$275

(1)          Increase primarily due to the 2006 margins including impacts from hurricanes Katrina and Rita, which resulted in (a) a phase in of our “price-to-beat” rate increase and (b) entering into hedges for the expected first quarter 2006 load during a period of high and volatile natural gas prices in the fourth quarter of 2005.  These increases were partially offset by (a) $19 million realized income in 2006 from terminated and subsequent replacement contracts and (b) negative impacts to the second quarter of 2007 due to (i) lower volumes driven by a decrease in average customer usage due in part to milder weather and fewer number of customers and (ii) lower unit margins (lower unit sales prices, partially offset by lower costs of purchased power at the time of procurement).

(2)          Decrease primarily due to (a) $26 million realized income in 2006 from terminated and subsequent replacement contracts and (b) lower units margins (higher costs of purchased power at the time of procurement).

(3)          Increase primarily due to $16 million from increases in salaries, contract services and professional fees, partially offset by $4 million from decreases in gross receipts taxes.

(4)          Increase primarily due to additional marketing campaigns.

(5)          Increase primarily due to (a) $110 million of increased gains on energy derivatives which settled during the period, (b) $71 million of decreased losses from cash flow hedge ineffectiveness and (c) $51 million of decreased losses resulting from the termination of commodity contracts with a counterparty.

Wholesale Energy Segment.

Our wholesale energy segment’s contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives was $80 million during the six months ended June 30, 2007 compared to $65 million in the same period of 2006.  The $15 million increase was primarily due to a reduced negative effect of historical and operational wholesale hedges of $146 million and a $74 million increase in open wholesale gross margin.  These increases were partially offset by net change in unrealized gains/losses on energy derivatives of $165 million and a $40 million increase in operation and maintenance and bad debt expenses.  See “— Wholesale Energy Margins” below for explanations.

Wholesale Energy Operational and Financial Data.

	Six Months Ended June 30,
	2007		2006
	GWh	% Economic	GWh	% Economic

Economic Generation Volume:
PJM Coal	12,127.1	84%	11,692.4	81%
MISO Coal	4,244.7	78%	3,040.3	55%
PJM/MISO Gas	417.1	3%	286.4	2%
West	908.0	7%	1,270.8	9%
Other(1)	2,750.3	67%	2,874.5	88%
Total	20,447.2	39%	19,164.4	37%

Commercial Capacity Factor:
PJM Coal	77.6%		78.3%
MISO Coal	56.4%		84.7%
PJM/MISO Gas	83.8%		77.4%
West	94.9%		96.5%
Other	91.4%		88.8%
Total	75.9%		82.1%

Generation Volume:
PJM Coal	9,407.4		9,158.4
MISO Coal	2,395.0		2,573.7
PJM/MISO Gas	349.6		221.6
West	861.4		1,226.4
Other	2,512.9		2,553.5
Total	15,526.3		15,733.6

Unit Margin ($/MWh):
PJM Coal	$31.68		$26.97
MISO Coal	28.81		21.37
PJM/MISO Gas	28.60		40.61
West	NM		NM
Other	5.57		NM
Total weighted average	$24.93		$19.58

(1)          Includes maximum generation hours from certain units in 2007 that were excluded in 2006 because a purchase power agreement was in place during that period.

Wholesale Energy Revenues.

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)

Wholesale energy third-party revenues	$1,313	$1,118	$195	(1)
Wholesale energy intersegment revenues	228	286	(58	)(2)
Unrealized gains	4	205	(201	)(3)
Total wholesale energy revenues	$1,545	$1,609	$(64)

(1)          Increase primarily due to (a) higher power sales prices and (b) increased power sales volumes.

(2)          Decrease primarily due to lower power sales volumes.  This decrease was partially offset by (a) increased natural gas sales volumes related to a tolling agreement and (b) higher power sales prices.

(3)          See footnote (10) under “Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 — Wholesale Energy Margins.”

Wholesale Energy Purchased Power, Fuel and Cost of Gas Sold.

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)

Wholesale energy third-party costs	$1,057	$1,140	$(83	)(1)
Unrealized losses	64	100	(36	)(2)
Total wholesale energy	$1,121	$1,240	$(119)

(1)          Decrease primarily due to decreased purchased power volumes and lower prices paid for natural gas and coal.

(2)          See footnote (10) under “Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 — Wholesale Energy Margins.”

Wholesale Energy Margins.

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)
Open energy gross margin:
PJM Coal	$298	$247	$51	(1)
MISO Coal	69	55	14	(2)
PJM/MISO Gas	10	9	1
West	(4)	(2)	(2)
Other	14	(1)	15	(3)
Total	387	308	79

Other margin:
PJM Coal	22	16	6	(4)
MISO Coal	5	3	2
PJM/MISO Gas	36	11	25	(5)
West	59	83	(24	)(6)
Other	38	52	(14	)(7)
Total	160	165	(5)

Open wholesale gross margin	547	473	74

Operation and maintenance	(345)	(307)	(38	)(8)
Bad debt expense	1	3	(2)
Wholesale open contribution margin	203	169	34
Historical and operational wholesale hedges	(63)	(209)	146	(9)
Unrealized gains (losses) on energy derivatives	(60)	105	(165	)(10)
Total wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	$80	$65	$15

(1)          Increase primarily due to (a) higher unit margins (higher power prices) and (b) higher economic generation.  These increases were partially offset by lower commercial capacity factor primarily due to higher planned outages in 2007.

(2)          Increase primarily due to (a) higher economic generation and (b) higher unit margins (higher power prices and lower fuel costs).  These increases were partially offset by lower commercial capacity factor primarily due to higher planned outages in 2007.

(3)          Increase primarily due to higher unit margins (higher power prices partially offset by higher fuel costs) in Texas.

(4)          Increase primarily due to ancillary services and RPM capacity payments.

(5)          Increase primarily due to (a) RPM capacity payments and (b) a reliability-must-run contract entered into in May 2006.

(6)          Decrease primarily due to (a) fewer selective commercial hedge activities and (b) lower revenue from power purchase agreements.  These decreases were partially offset by higher capacity payments.

(7)          Decrease primarily due to lower revenues from power purchase agreements in Texas.

(8)          Increase primarily due to $34 million increase in planned outages and maintenance spending primarily at our coal plants.

(9)          Increase primarily due to (a) $69 million decrease in losses on closed and settled power hedges and (b) $68 million improved margins on natural gas transportation and storage contracts.

(10)    Decrease primarily due to (a) $154 million in losses due to changes in prices on our derivatives marked to market and (b) $17 million loss on energy derivatives which settled during the period.

Other General and Administrative.

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)

Salaries and benefits	$50	$44	$6
Professional fees, contract services and information systems maintenance	19	13	6
Rent and utilities	11	10	1
Legal costs	9	4	5
Other, net	6	4	2
Other general and administrative	$95	$75	$20

Western States and Similar Settlements.  See note 10(a) to our interim financial statements.

Gains on Sales of Assets and Emission Allowances, Net.

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)

Emission allowances	$2	$156	$(154	)(1)
Gains on sales of assets and emission allowances, net	$2	$156	$(154)

(1)          See “Business — Environmental Matters — Air Quality — NOx and SO2 Emissions” in our Form 10-K.

Depreciation and Amortization.

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)

Depreciation on plants	$152	$123	$29	(1)
Depreciation on information systems	18	25	(7)
Other, net – depreciation	3	3	—
Depreciation	173	151	22
Amortization of emission allowances	27	19	8	(2)
Other, net – amortization	2	2	—
Amortization	29	21	8
Depreciation and amortization	$202	$172	$30

(1)          Increase primarily due to early retirements of plant components when replacement components are installed (from $3 million in 2006 to $28 million in 2007).

(2)          Increase primarily due to higher average cost of SO2 allowances purchased and used.

Income of Equity Investment, Net.

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)

Sabine Cogen, LP	$3	$2	$1
Income of equity investment, net	$3	$2	$1

Debt Extinguishment Premium and Consent Fees.  See note 6(b) to our interim financial statements.

Other, Net.  Other, net did not change significantly.

Interest Expense.

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)

Fixed-rate debt	$122	$128	$(6	)(1)
Deferred financing costs	45	8	37	(2)
Variable-rate debt	23	60	(37	)(3)
Fees for MWh’s delivered under credit-enhanced retail structure(4)	12		12
Financing fees expensed	7	12	(5)
Unrealized losses on derivatives	5	5	—
Capitalized interest	(2)	—	(2)
Amortization of fair value adjustment of acquired debt	(7)	(4)	(3)
Other, net	4	2	2
Interest expense	$209	$211	$(2)

(1)          Decrease primarily due to $10 million due to decrease in balances, partially offset by $4 million due to increase in rates due to the June 2007 refinancing.

(2)          See note 6(b) to our interim financial statements.

(3)          Decrease primarily due to $39 million due to decrease in balances, partially offset by $2 million due to increase in rates.

(4)          See note 7 to our consolidated financial statements in our Form 10-K.

Interest Income.

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)

Interest on temporary cash investments	$13	$3	$10
Net margin deposits	5	13	(8)
Interest income	$18	$16	$2

Income Tax Expense (Benefit).  See note 8 to our interim financial statements.

Loss from Discontinued Operations.  See note 13 to our interim financial statements.

Liquidity and Capital Resources

In June 2007, we refinanced a significant portion of our senior secured debt.  See “— Business Overview — Recent Events” and note 6 to our interim financial statements.

During the six months ended June 30, 2007, we generated $24 million in operating cash flows from continuing operations including the changes in margin deposits of $113 million (cash inflow) and $57 million in payments relating to the Western states and similar settlements (cash outflow).  See “— Historical Cash Flows” for further detail of our cash flows from operating activities and explanation around our $88 million use of cash from investing activities and $231 million use of cash from financing activities.

For discussion related to Channelview and its debt, see note 6(c) to our interim financial statements.

As of July 25, 2007, we had total available liquidity of $701 million, comprised of unused borrowing capacity, letters of credit capacity and cash and cash equivalents.  Of this amount, $300 million is only available to our Texas retail business.

See “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of our Form 10-K and note 6 to our consolidated financial statements in our Form 10-K.

Credit Risk

By extending credit to our counterparties, we are exposed to credit risk.  As of June 30, 2007, our derivative assets and accounts receivable from our wholesale energy and ERCOT power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, are:

Credit Rating Equivalent	Exposure Before Collateral(1)	Credit Collateral Held	Exposure Net of Collateral	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	(dollars in millions)

Investment grade	$232	$9	$223	1	$108
Non-investment grade	329	2	327	2	310
No external ratings:
Internally rated – Investment grade	70	—	70	—
Internally rated – Non-investment grade	14	7	7	—
Total	$645	$18	$627	3	$418

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

As of June 30, 2007, two non-investment grade counterparties and one investment grade counterparty represented 48% ($310 million) and 17% ($108 million), respectively, of our credit exposure.  As of December 31, 2006, two non-investment grade counterparties represented 53% ($359 million) of our credit exposure.  As of June 30, 2007 and December 31, 2006, we held no collateral from these counterparties.  There were no other counterparties representing greater than 10% of our credit exposure.

Off-Balance Sheet Arrangements

As of June 30, 2007, we have no off-balance sheet arrangements.

Historical Cash Flows

Cash Flows — Operating Activities

	Six Months Ended June 30,
	2007		2006		Change
	(in millions)

Operating income	$215		$150		$65
Depreciation and amortization	202		172		30
Gains on sales of assets and emission allowances, net	(2)		(156)		154
Net changes in energy derivatives	(166	)(1)	(43	)(2)	(123)
Western states and similar settlements payments	(35)		(159)		124
Margin deposits, net	113		312		(199)
Change in accounts and notes receivable and accounts payable, net	(7)		(100)		93
Net option premiums purchased	(18)		(31)		13
Settlements of exchange transactions prior to contractual period(3)	(9)		(103)		94
Interest payments	(206)		(189)		(17)
Income tax payments, net of refunds	(15)		(35)		20
Other, net	(48)		67		(115)
Net cash provided by (used in) continuing operations from operating activities	24		(115)		139
Net cash used in discontinued operations from operating activities	(3)		(37)		34
Net cash provided by (used in) operating activities	$21		$(152)		$173

(1)          Includes unrealized gains on energy derivatives of $196 million.

(2)          Includes unrealized gains on energy derivatives of $75 million.

(3)          Represents exchange transactions financially settled within three business days prior to the contractual delivery month.

Cash Flows — Investing Activities

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)

Capital expenditures	$(99)	$(42)	$(57	)(1)
Proceeds from sales of emission allowances	3	197	(194)
Purchases of emission allowances	(14)	(3)	(11)
Restricted cash	20	17	3
Other, net	2	6	(4)
Net cash provided by (used in) continuing operations from investing activities	(88)	175	(263)
Net cash provided by discontinued operations from investing activities		968	(968)
Net cash provided by (used in) investing activities	$(88)	$1,143	$(1,231)

(1)          Increase primarily due to environmental capital expenditures at two of our facilities beginning in 2007 and major maintenance capital expenditures at two other facilities.

Cash Flows — Financing Activities

	Six Months Ended June 30,
	2007	2006	Change
	(in millions)

Proceeds from issuance of senior unsecured notes	$1,300	$—	$1,300
Payments of senior secured notes	(1,058)	—	(1,058)
Payments of senior secured term loans	(400)	(320)	(80)
Payments of Channelview term loans	(7)	—	(7)
Net payments of senior secured revolver	—	(60)	60
Net borrowings from Channelview revolving working capital facility	7	—	7
Proceeds from issuances of stock	29	10	19
Payments of financing costs	(30)	—	(30)
Payments of debt extinguishment premium and consent fees	(71)	—	(71)
Other, net	(1)	(1)	—
Net cash used in continuing operations from financing activities	(231)	(371)	140
Net cash used in discontinued operations from financing activities	—	(638)	638
Net cash used in financing activities	$(231)	$(1,009)	$778

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

See notes 1 and 8(c) to our interim financial statements.

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

Non-Trading Market Risks

Commodity Price Risk

As of June 30, 2007, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending June 30, 2008	Remainder of 2008	2009	2010	2011	2012 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$(27)	$(1)	$(2)	$(3)	$(4)	$9	$(28)
Prices provided by other external sources	(332)	15	4	(2)	—	—	(315)
Prices based on models and other valuation methods	(47)	(17)	16	16	4	(1)	(29)
Total mark-to-market non-trading derivatives	(406)	(3)	18	11	—	8	(372)
Cash flow hedges(1)	(115)	(30)	(33)	(33)	(29)	(18)	(258)
Total	$(521)	$(33)	$(15)	$(22)	$(29)	$(10)	$(630)

(1)          As of June 30, 2007, all previously designated cash flow hedges have been de-designated.  See note 5 to our interim financial statements.

A hypothetical 10% movement in the underlying energy prices would have the following potential gain (loss) impacts on our non-trading derivatives:

As of	Market Prices	Fair Value of Cash Flow Hedges	Earnings Impact of Other Derivatives	Total Potential Loss in Fair Value
	(in millions)

June 30, 2007	10% decrease	$—	$(379)	$(379)
December 31, 2006	10% decrease	33	(328)	(295)

Interest Rate Risk

We remain subject to the benefits or losses associated with movements in market interest rates related to a portion ($267 million as of June 30, 2007) of our debt and certain margin deposits, which are most vulnerable to changes in LIBOR and the prime rate.

We assess interest rate risks using a sensitivity analysis that measures the potential change in our interest expense based on a hypothetical one percentage point movement in the underlying variable interest rate indices.  If interest rates increased/decreased by one percentage point, our interest expense would have increased/decreased for the twelve months ended June 30, 2007 and December 31, 2006 by $9 million and $15 million, respectively, and our interest expense, net of interest income, would have increased/decreased by $4 million and $8 million, respectively.

We estimated these amounts by considering the impact of hypothetical changes in interest rates on our variable-rate debt adjusted for:  cash and cash equivalents and net margin deposits outstanding at the respective balance sheet dates.

If interest rates decreased by one percentage point from their June 30, 2007 and December 31, 2006 levels, the fair market values of our fixed-rate debt would have increased by $221 million and $189 million, respectively.

Trading Market Risks

As of June 30, 2007, the fair values of the contracts related to our legacy trading positions and recorded as net derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending June 30, 2008	Remainder of 2008	2009	2010	2011	2012 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$(29)	$(21)	$(13)	$—	$—	$—	$(63)
Prices provided by other external sources	30	26	15	—	—	—	71
Prices based on models and other valuation methods	(1)	(1)	—	1	—	—	(1)
Total	$—	$4	$2	$1	$—	$—	$7

Our consolidated realized and unrealized margins relating to these positions are (income (loss)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)

Realized	$(7)	$—	$3	$(4)
Unrealized	7	—	(3)	14
Total	$—	$—	$—	$10

An analysis of these net derivative assets and liabilities is:

	Six Months Ended June 30,
	2007		2006
	(in millions)

Fair value of contracts outstanding, beginning of period	$9		$(20)
Contracts realized or settled	(5	)(1)	(1	)(2)
Changes in valuation techniques	—		(8)
Changes in fair values attributable to market price and other market changes	3		26
Fair value of contracts outstanding, end of period	$7		$(3)

(1)          Amount includes realized gain of $3 million and deferred settlements of $(2) million.

(2)          Amount includes realized loss of $4 million offset by deferred settlements of $(5) million.

The daily value-at-risk for our legacy trading positions is:

	2007(1)	2006
	(in millions)

As of June 30	$5	$2
Three months ended June 30:
Average	3	2
High	5	3
Low	2	2
Six months ended June 30:
Average	3	3
High	5	7
Low	2	2

(1)          The major parameters for calculating daily value-at-risk remain the same during 2007 as disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K.

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of June 30, 2007, the end of the period covered by this Form 10-Q.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

See note 10 to our interim financial statements in this Form 10-Q.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2007, we issued 217,119 shares of unregistered common stock pursuant to cashless warrant exercises and 8,644 shares of unregistered common stock for $43,998 in cash pursuant to warrant exercises, in each case under an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of our stockholders on May 16, 2007.  Our stockholders voted on the following proposals:

1.               To approve an amendment to our Certificate of Incorporation to remove unnecessary and outdated provisions;

2.               To approve an amendment to our Certificate of Incorporation to eliminate the classified structure of our Board;

3.               To elect nine directors to our Board to serve until the next annual meeting of stockholders; and

4.               To ratify the Audit Committee’s selection of KPMG LLP as our independent auditors for fiscal year 2007.

The voting results were:

Our Certificate of Incorporation was amended to remove unnecessary and outdated provisions:

For	Against	Abstain
283,135,569	2,073,668	12,574,477

Our Certificate of Incorporation was amended to eliminate the classified structure of the Board:

For	Against	Abstain
295,248,548	1,699,149	836,016

E. William Barnett was re-elected to serve as a director:

For	Against	Abstain
279,909,425	4,717,743	13,156,545

Sarah M. Barpoulis was elected to serve as a director:

For	Against	Abstain
283,719,673	1,190,338	12,873,702

Donald J. Breeding was re-elected to serve as a director:

For	Against	Abstain
279,932,027	4,681,197	13,170,489

Kirbyjon H. Caldwell was re-elected to serve as a director:

For	Against	Abstain
279,832,006	4,784,019	13,167,687

Steven L. Miller was re-elected to serve as a director:

For	Against	Abstain
283,430,382	1,217,343	13,135,988

Laree E. Perez was re-elected to serve as a director:

For	Against	Abstain
283,192,108	1,408,357	13,183,247

Evan J. Silverstein was elected to serve as a director:

For	Against	Abstain
283,310,270	1,347,143	13,126,299

Joel V. Staff was re-elected to serve as a director:

For	Against	Abstain
279,098,990	5,631,365	13,053,358

William L. Transier was re-elected to serve as a director:

For	Against	Abstain
274,074,374	10,533,057	13,176,282

The Audit Committee’s selection of KPMG LLP as our independent auditors for the fiscal year ended December 31, 2007 was ratified:

For	Against	Abstain
283,426,721	1,681,408	12,675,583

We did not receive any broker non-votes on the proposals.

ITEM 6.               EXHIBITS

Exhibits.

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT ENERGY, INC.
(Registrant)

August 2, 2007	By:	/s/ Thomas C. Livengood
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

1.1	Underwriting Agreement among Reliant Energy, Inc., Goldman, Sachs & Co., as representative of the several underwriters named therein and M. R. Beal & Company, as qualified independent underwriter, dated as of June 6, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 12, 2007	1-16455	1.1

+3.1	Third Restated Certificate of Incorporation

3.2	Third Amended and Restated Bylaws	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007	1-16455	3.3

4.1

Registrant has omitted instruments with respect to long-term debt in an amount that does not exceed 10% of the registrant’s total assets and its subsidiaries on a consolidated basis and hereby undertakes to furnish a copy of any such agreement to the Securities and Exchange Commission upon request

4.2	Fourth Supplemental Indenture relating to the 9.25% Senior Secured Notes due 2010, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of June 5, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 6, 2007	1-16455	4.1

4.3	Fourth Supplemental Indenture relating to the 9.50% Senior Secured Notes due 2013, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of June 5, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 6, 2007	1-16455	4.2

4.4	Fourth Supplemental Indenture relating to the 7.625% Senior Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of June 13, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 15, 2007	1-16455	4.1

4.5	Fifth Supplemental Indenture relating to the 7.875% Senior Notes due 2017, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of June 13, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 15, 2007	1-16455	4.2

+*10.1	Reliant Energy, Inc. Non-Employee Directors’ Compensation Program, effective as of May 16, 2007

10.2

Credit and Guaranty Agreement among Reliant Energy, Inc., as Borrower, the Other Loan Parties referred to therein as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation, and ABN AMRO Bank N.V., as Joint Bookrunners with respect to the Revolving Credit Facility and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and Bear, Stearns & Co. Inc., as Joint Bookrunners with respect to the Pre-Funded L/C Facility, dated as of June 12, 2007

		Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 15, 2007	1-16455	1.1

+*10.3	2002 Long-Term Incentive Plan 2007 Long-Term Incentive Award Agreement for Mark Jacobs

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

+*10.4	2002 Long-Term Incentive Plan Amendment to Nonqualified Stock Option Award Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007 – March 12, 2003 grant

+*10.5	2002 Long-Term Incentive Plan Amendment to Nonqualified Stock Option Award Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007 – May 8, 2003 grant

+*10.6	2002 Long-Term Incentive Plan Amendment to Nonqualified Stock Option Award Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007 – August 23, 2003 grant

+*10.7	2002 Long-Term Incentive Plan Amendment to Key Employee Award Program 2004-2006 Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007 – February 13, 2004 grant

+31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002