Form 10-Q
period 2007-09-30
RELIANT ENERGY INC
filed 2007-11-08
CIK 1126294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐  No ☒

As of October 31, 2007, the latest practicable date for determination, Reliant Energy, Inc. had 344,316,444 shares of common stock outstanding and no shares of treasury stock.

TABLE OF CONTENTS

Forward-Looking Information
PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Consolidated Statements of Operations (unaudited) Three and Nine Months Ended September 30, 2007 and 2006
Consolidated Balance Sheets September 30, 2007 (unaudited) and December 31, 2006
Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2007 and 2006
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

Actual results may differ materially from those expressed or implied by forward-looking statements as a result of many factors or events, including, but not limited to, legislative, regulatory and/or market developments, the outcome of pending lawsuits, governmental proceedings and investigations, the effects of competition, financial market conditions, access to capital, the timing and extent of changes in commodity prices and interest rates, weather conditions and other factors we discuss or refer to in the “Risk Factors” section of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.
FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Revenues (including $7,205, $(14,579), $10,927 and $187,320 unrealized gains (losses)) (including $39,805, $0, $39,805 and $0 from affiliates)	$3,543,192	$3,305,568	$8,555,708	$8,533,156
Expenses:
Cost of sales (including $(34,719), $(340,886), $157,443 and $(467,288) unrealized gains (losses)) (including $37,782, $0, $37,782 and $0 from affiliates)	2,838,950	2,989,956	6,758,157	7,473,913
Operation and maintenance	209,374	220,460	674,081	635,990
Selling, general and administrative	99,796	116,465	290,477	278,895
Western states and similar settlements	—	35,000	22,000	35,000
Gains on sales of assets and emission allowances, net	(16,769)	(3,457)	(18,496)	(159,787)
Depreciation and amortization	121,449	108,256	324,021	279,853
Total operating expense	3,252,800	3,466,680	8,050,240	8,543,864
Operating Income (Loss)	290,392	(161,112)	505,468	(10,708)
Other Income (Expense):
Income of equity investment, net	1,549	1,268	4,075	3,655
Debt extinguishments	(1,320)	—	(72,589)	—
Other, net	1,590	(163)	2,084	666
Interest expense	(74,235)	(100,840)	(283,280)	(312,446)
Interest income	5,777	6,889	24,473	22,784
Total other expense	(66,639)	(92,846)	(325,237)	(285,341)
Income (Loss) from Continuing Operations Before Income Taxes	223,753	(253,958)	180,231	(296,049)
Income tax expense (benefit)	63,850	(100,135)	41,028	(25,886)
Income (Loss) from Continuing Operations	159,903	(153,823)	139,203	(270,163)
Income (loss) from discontinued operations	2,479	(1,340)	(1,062)	(4,911)
Income (Loss) Before Cumulative Effect of Accounting Change	162,382	(155,163)	138,141	(275,074)
Cumulative effect of accounting change, net of tax	—	—	—	968
Net Income (Loss)	$162,382	$(155,163)	$138,141	$(274,106)

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.47	$(0.50)	$0.41	$(0.88)
Income (loss) from discontinued operations	—	—	(0.01)	(0.01)
Income (loss) before cumulative effect of accounting change	0.47	(0.50)	0.40	(0.89)
Cumulative effect of accounting change, net of tax	—	—	—	—
Net income (loss)	$0.47	$(0.50)	$0.40	$(0.89)

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.45	$(0.50)	$0.40	$(0.88)
Income (loss) from discontinued operations	0.01	—	(0.01)	(0.01)
Income (loss) before cumulative effect of accounting change	0.46	(0.50)	0.39	(0.89)
Cumulative effect of accounting change, net of tax	—	—	—	—
Net income (loss)	$0.46	$(0.50)	$0.39	$(0.89)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Share and Per Share Amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$396,402	$463,909
Restricted cash	5,209	24,980
Accounts and notes receivable, principally customer, net of allowance of $49,207 and $33,332	1,427,389	1,043,637
Inventory	269,800	275,437
Derivative assets	313,422	489,726
Margin deposits	235,187	452,605
Accumulated deferred income taxes	217,479	279,479
Investment in and receivables from Channelview, net	74,400	—
Prepayments and other current assets	144,206	141,016
Current assets of discontinued operations	656	2,460
Total current assets	3,084,150	3,173,249
Property, plant and equipment, gross	6,834,749	7,192,437
Accumulated depreciation	(1,564,501)	(1,450,442)
Property, Plant and Equipment, net	5,270,248	5,741,995
Other Assets:
Goodwill	379,644	381,594
Other intangibles, net	410,063	423,745
Derivative assets	67,207	203,857
Accumulated deferred income taxes	75,158	87,858
Prepaid lease	284,891	264,328
Other	229,317	290,507
Total other assets	1,446,280	1,651,889
Total Assets	$9,800,678	$10,567,133

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$10,874	$355,264
Accounts payable, principally trade	805,930	664,630
Derivative liabilities	715,465	1,164,809
Margin deposits	—	16,490
Other	488,216	488,764
Current liabilities of discontinued operations	—	3,286
Total current liabilities	2,020,485	2,693,243
Other Liabilities:
Derivative liabilities	283,893	420,534
Other	282,403	324,145
Total other liabilities	566,296	744,679
Long-term Debt	2,984,694	3,177,691
Commitments and Contingencies
Temporary Equity Stock-based Compensation	3,639	1,647
Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 344,286,922 and 337,623,392 issued)	105	99
Additional paid-in capital	6,212,511	6,174,665
Retained deficit	(1,862,492)	(2,026,316)
Accumulated other comprehensive loss	(124,560)	(198,575)
Total stockholders’ equity	4,225,564	3,949,873
Total Liabilities and Equity	$9,800,678	$10,567,133

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$138,141	$(274,106)
Loss from discontinued operations	1,062	4,911
Net income (loss) from continuing operations and cumulative effect of accounting change	139,203	(269,195)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	(968)
Deferred income taxes	25,246	(58,324)
Western states and similar settlements	—	35,000
Gains on sales of assets and emission allowances, net	(18,496)	(159,787)
Depreciation and amortization	324,021	279,853
Income of equity investment, net	(4,075)	(3,655)
Debt extinguishments	72,589	—
Net changes in energy derivatives	(126,819)	351,711
Amortization of deferred financing costs	47,817	12,101
Other, net	8,909	12,657
Changes in other assets and liabilities:
Accounts and notes receivable, net	(368,989)	(187,224)
Change in notes with affiliates, net	(4,225)	—
Inventory	(6,117)	13,698
Margin deposits, net	200,928	220,321
Net derivative assets and liabilities	(30,949)	(127,512)
Western states and similar settlements payments	(35,000)	(159,885)
Accounts payable	172,789	25,712
Other current assets	(14,586)	14,972
Other assets	(35,155)	(25,598)
Taxes payable/receivable	(12,334)	(8,141)
Other current liabilities	6,352	77,330
Other liabilities	(9,168)	(3,341)
Net cash provided by continuing operations from operating activities	331,941	39,725
Net cash used in discontinued operations from operating activities	(3,754)	(45,093)
Net cash provided by (used in) operating activities	328,187	(5,368)
Cash Flows from Investing Activities:
Capital expenditures	(135,473)	(63,887)
Proceeds from sales of assets, net	30,380	1,417
Proceeds from sales of emission allowances	6,794	205,186
Purchases of emission allowances	(52,160)	(12,443)
Restricted cash	4,716	16,497
Other, net	5,295	5,750
Net cash provided by (used in) continuing operations from investing activities	(140,448)	152,520
Net cash provided by discontinued operations from investing activities	520	967,566
Net cash provided by (used in) investing activities	(139,928)	1,120,086
Cash Flows from Financing Activities:
Payments of long-term debt	(1,497,887)	(331,028)
Proceeds from long-term debt	1,300,000	—
Increase (decrease) in short-term borrowings and revolving credit facilities, net	6,554	(189,364)
Payments of financing costs	(31,245)	—
Payments of debt extinguishment costs	(72,589)	—
Proceeds from issuances of stock	39,401	21,947
Net cash used in continuing operations from financing activities	(255,766)	(498,445)
Net cash used in discontinued operations from financing activities	—	(638,000)
Net cash used in financing activities	(255,766)	(1,136,445)
Net Change in Cash and Cash Equivalents	(67,507)	(21,727)
Cash and Cash Equivalents at Beginning of Period	463,909	88,397
Cash and Cash Equivalents at End of Period	$396,402	$66,670
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$218,592	$279,232
Income taxes paid (net of income tax refunds received) for continuing operations	28,115	40,027

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

Deconsolidation of Channelview.  On August 20, 2007, four of our wholly-owned subsidiaries, Reliant Energy Channelview LP, Reliant Energy Channelview (Texas) LLC, Reliant Energy Channelview (Delaware) LLC and Reliant Energy Services Channelview LLC (collectively, Channelview), filed for reorganization under Chapter 11 of the Bankruptcy Code.  As Channelview is currently subject to the supervision of the bankruptcy court, we deconsolidated Channelview’s financial results beginning August 20, 2007, and began reporting our investment in Channelview using the cost method.

Since Channelview’s results are no longer consolidated, any adjustments reflected in Channelview’s financial statements subsequent to August 19, 2007 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing equity, as well as adjustments made to Channelview’s financial information for loss contingencies and other matters), are not expected to directly impact our consolidated financial results.

We will reevaluate the accounting treatment of our investment in Channelview (as a cost method investment) when Channelview’s bankruptcies are resolved or other factors, if any, indicate a change in control of Channelview.

The following pro forma financial data reflects our results of operations, excluding Channelview for the entire periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)

Revenues	$3,485	$3,272	$8,422	$8,426
Revenues — affiliates	88	87	270	264
Total revenues	3,573	3,359	8,692	8,690
Operating income (loss)	287	(169)	500	(16)
Income (loss) from continuing operations before income taxes	225	(253)	197	(276)
Income (loss) from continuing operations	163	(153)	156	(250)

Net income (loss) per share:
Basic	$0.48	$(0.50)	$0.45	$(0.82)
Diluted	$0.47	$(0.50)	$0.44	$(0.82)

See note 13 for further discussion of Channelview and the related bankruptcy filings.

Gross Receipts Taxes.  We record gross receipts taxes for our retail energy segment on a gross basis in revenues and operations and maintenance in our consolidated statements of operations.  During the three months ended September 30, 2007 and 2006, our retail energy segment’s revenues and operation and maintenance include gross receipts taxes of $31 million and $33 million, respectively, and during the nine months ended September 30, 2007 and 2006, $76 million and $82 million, respectively.

Sales Taxes.  We record sales taxes collected from our taxable retail energy segment customers and remitted to the various governmental entities on a net basis, thus there is no impact on our consolidated statements of operations.

New Accounting Pronouncement Not Yet Adopted — Fair Value.  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This statement is applicable for us beginning in 2008, which requires us to evaluate the fair value of our assets and liabilities according to a specified fair value hierarchy and present additional disclosures.  It is also expected that the adoption will affect the measurement of certain liabilities by incorporating our own credit standing.  We are currently in the process of determining the effects of the adoption, which could have a significant impact on our consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted — Offsetting of Amounts.  The FASB issued FSP FIN 39-1, an amendment of FASB Interpretation No. 39 (FIN 39), which is applicable for us beginning in 2008.  This interpretation addresses certain modifications to FIN 39 and whether a reporting entity that is a party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement.  The effects of applying this interpretation are to be recognized as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so.

Where derivative instruments are subject to a master netting arrangement and the accounting criteria to offset are met, we currently present our derivative assets and liabilities with the same counterparty on a net basis.  However, we currently do not offset collateral (net margin deposits) related to these derivatives.  See note 2(d) to our consolidated financial statements in our Form 10-K.  Under FSP FIN 39-1, if we elect to continue to net our derivative assets and liabilities with the same counterparty (pursuant to master netting arrangements), we will be required to net such amounts against cash collateral amounts.  However, if we choose to discontinue netting our derivative assets and liabilities and present our derivative assets and liabilities on a gross basis, cash collateral amounts will also be required to be presented on a gross basis.  Upon adoption of this interpretation, we will be allowed to choose between either accounting policy to offset or not offset all fair value amounts recognized for derivative instruments under master netting arrangements.  The adoption could have a significant impact on our consolidated balance sheet.

(2)         Stock-based Compensation

Our pre-tax compensation expense for our stock-based incentive plans was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)

Stock-based incentive plans compensation expense (pre-tax)	$3	$9	$23	$26

During February 2007, the compensation committee of our board of directors granted stock-based compensation awards to 47 of our officers under the Reliant Energy, Inc. 2002 Long-Term Incentive Plan.  The committee granted 429,221 time-based stock options (exercise price of $16.26 per share, which vest in three equal installments during February 2008, 2009 and 2010), 200,314 time-based restricted stock units (which vest during February 2010) and 345,358 performance-based cash units.  Our common stock closed at $23 or higher for 20 consecutive trading days on June 1, 2007.  Accordingly, all of the outstanding performance-based cash units (326,048) vested according to their terms and we recognized $8 million of expense during the second quarter of 2007 related to these units.  In addition, during February 2007, the committee granted 126,790 time-based restricted stock units and 126,790 time-based cash units to other employees under the Reliant Energy, Inc. 2002 Stock Plan.  These awards vest in February 2010.

No tax benefits in excess of deferred tax assets related to stock-based compensation were realized during the three and nine months ended September 30, 2007 and 2006 due to our net operating loss carryforwards.

(3)         Comprehensive Income (Loss)

The components of total comprehensive income (loss) are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)

Net income (loss)	$162	$(155)	$138	$(274)
Other comprehensive income (loss), net of tax:
Deferred income (loss) from cash flow hedges	1	(23)	4	(134)
Reclassification of net deferred loss from cash flow hedges realized in net income/loss	24	110	69	181
Amortization of prior service costs	1	—	1	—
Comprehensive income (loss)	$188	$(68)	$212	$(227)

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

(5)         Derivative Instruments

For discussion of our derivative activities, see notes 2(d) and 5 to our consolidated financial statements in our Form 10-K.  The income (loss) of our energy and interest rate derivative instruments is:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007		2006	2007		2006
	(in millions)
Energy derivatives:
Hedge ineffectiveness	$9	(1)	$5	$11	(1)	$(65)
Other net unrealized gains (losses)	(37)		(360)	157		(215)
Interest rate derivatives:
Hedge ineffectiveness	—		—	—		—
Other net unrealized gains (losses)	1		(3)	(4)		(8)
Total(2)(3)	$(27)		$(358)	$164		$(288)

(1)          As discussed below, during the first quarter of 2007, we de-designated our remaining cash flow hedges; the amounts reflected here subsequent to that time relate to previously measured ineffectiveness reversing due to settlement of the derivative contract.

(2)          No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(3)          During the three months ended September 30, 2007 and 2006, $0 and during the nine months ended September 30, 2007 and 2006, $0 and $3 million loss, respectively, were recognized in our results of continuing operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of December 31, 2006, the maximum length of time we were hedging our exposure to the variability in future cash flows that may result from changes in commodity prices was six years.  During the first quarter of 2007, we de-designated our remaining cash flow hedges; therefore, as of September 30, 2007, we have no cash flow hedges.

Amounts included in accumulated other comprehensive loss:

	September 30, 2007
	At the End of the Period	Expected to be Reclassified into Results of Operations in Next 12 Months
	(in millions)

Designated cash flow hedges	$—	$—
De-designated cash flow hedges	(99)	(44)
	$(99)	$(44)

Although we discontinued our proprietary trading business in March 2003, we have legacy positions, which will be closed as economically feasible or in accordance with their terms.  The income (loss) associated with these transactions are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Revenues	$—	$—	$—	$—
Cost of sales	8	9	8	19
Total	$8	$9	$8	$19

(6)         Debt

(a)         Overview.

Our outstanding debt is:

	September 30, 2007			December 31, 2006
	Weighted Average Stated Interest Rate(1)	Long-term	Current	Weighted Average Stated Interest Rate(1)	Long-term	Current
Banking or Credit Facilities, Bonds and Notes:	(in millions, except interest rates)

Reliant Energy:
Senior secured revolver due 2012	6.98%	$—	$—	—	$—	$—
Senior secured term loans (B)		—	—	7.73	397	3
Senior unsecured notes due 2010(2)		—	—	9.25	550	—
Senior unsecured notes due 2013(3)	9.50	13	—	9.50	550	—
Senior secured notes due 2014	6.75	750	—	6.75	750	—
Senior unsecured notes due 2014	7.625	575	—	—	—	—
Senior unsecured notes due 2017	7.875	725	—	—	—	—
Convertible senior subordinated notes due 2010 (unsecured)	5.00	2	—	5.00	2	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)	12.00	400	—	12.00	400	—
Reliant Energy Seward, LLC PEDFA(4) fixed-rate bonds due 2036	6.75	500	—	6.75	500	—
Reliant Energy Channelview LP(5):
Term loans and revolving working capital facility:
Floating rate debt due 2007 to 2024		—	—	6.95	—	267
Fixed rate debt due 2014 to 2024		—	—	9.55	—	75
Reliant Energy Power Supply, LLC working capital facility due 2012	5.58	—	—	5.80	—	—
Total facilities, bonds and notes		2,965	—		3,149	345
Other:
Adjustment to fair value of debt(6)		20	11		29	10
Total other debt		20	11		29	10
Total debt		$2,985	$11		$3,178	$355

(1)          The weighted average stated interest rates are as of September 30, 2007 or December 31, 2006.

(2)          These notes became unsecured in June 2007 and we called them in July 2007.  See below.

(3)          These notes became unsecured in June 2007.  See below.

(4)          PEDFA is the Pennsylvania Economic Development Financing Authority.

(5)          Channelview was deconsolidated on August 20, 2007.  See notes 1(b) and 13.

(6)          Debt acquired in the Orion Power acquisition was adjusted to fair value as of the acquisition date.  Included in interest expense is amortization for valuation adjustments for debt of $1 million and $3 million during the three months ended September 30, 2007 and 2006, respectively, and $8 million and $7 million during the nine months ended September 30, 2007 and 2006, respectively.

Amounts borrowed and available for borrowing under our revolving credit agreements as of September 30, 2007 are:

	Total Committed Credit	Drawn Amount	Letters of Credit	Unused Amount
	(in millions)

Reliant Energy senior secured revolver due 2012	$500	$—	$195	$305
Letter of credit facility due 2014	250	—	244	6
Retail working capital facility due 2012	300	—	—	300
	$1,050	$—	$439	$611

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

Deferred Financing Costs.  We incur costs, which are deferred and amortized over the life of the debt, in connection with obtaining financings.

Nine Months Ended September 30, 2007
(in millions)

Balance, January 1, 2007	$92
Capitalized	31
Amortized	(8)
Accelerated amortization/write-offs due to early extinguishments	(40)
Channelview deconsolidation(1)	(5)
Balance, September 30, 2007	$70

(1)          Channelview was deconsolidated on August 20, 2007.  See notes 1(b) and 13.

(c) Channelview.

For discussion of Channelview’s debt and the related bankruptcy filings, see notes 1(b) and 13.

(7)         Earnings Per Share

Reconciliations of the amounts used in the basic and diluted earnings (loss) per common share computations are:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007		2006	2007		2006
	(in millions)

Income (loss) from continuing operations (basic)	$160		$(154)	$139		$(270)
Plus: Interest expense on 5.00% convertible senior subordinated notes, net of tax	—	(1)	— (2)	—	(1)	— (2)
Income (loss) from continuing operations (diluted)	$160		$(154)	$139		$(270)

(1)          In December 2006, we converted 99.2% of our convertible senior subordinated notes to common stock.

(2)          As we incurred a loss from continuing operations for this period, diluted loss per share is calculated the same as basic loss per share.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
	(shares in thousands)

Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding (basic)	343,835	307,975		341,768	306,804
Plus: Incremental shares from assumed conversions:
Stock options	4,957	—	(1)	4,950	—	(1)
Restricted stock	521	—	(1)	492	—	(1)
Employee stock purchase plan	—	—	(1)	60	—	(1)
5.00% convertible senior subordinated notes	212	—	(1)	214	—	(1)
Warrants	4,679	—	(1)	4,841	—	(1)
Weighted average shares outstanding assuming conversion (diluted)	354,204	307,975		352,325	306,804

(1)          See note (2) above regarding diluted loss per share.

We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(shares in thousands, dollars in millions)

Shares excluded from the calculation of diluted earnings/loss per share	N/A	(1)	36,180	(2)	N/A	(1)	35,832	(2)

Shares excluded from the calculation of diluted earnings/loss per share because the exercise price exceeded the average market price	1,943	(3)	2,561	(3)	2,047	(3)	2,647	(3)

Interest expense that would be added to income if 5.00% convertible senior subordinated notes were dilutive	N/A	(1)	$2		N/A	(1)	$6

(1)          Not applicable as we included the item in the calculation of diluted earnings/loss per share.

(2)          Potential shares excluded consist of convertible senior subordinated notes, warrants, stock options, restricted stock, performance-based shares and shares related to employee stock purchase plan.

(3)          Includes stock options.

(8)         Income Taxes

(a)         Tax Rate Reconciliation.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006

Federal statutory rate	35%	35%		35%	35%
Additions (reductions) resulting from:
Federal tax uncertainties	—	(3)		(3)	(3)
Federal valuation allowance(1)	(13)	12		(13)	(20)
State income taxes, net of federal income taxes	3	(4	)(2)	2	(2	)(2)
Other, net	4	(1)		2	(1)
Effective rate	29%	39%		23%	9%

(1)          Our changes to the federal valuation allowance are recorded at Reliant Energy, Inc.

(2)          During the three and nine months ended September 30, 2006, we recorded a deferred state tax expense of $10 million and a deferred state tax benefit of $9 million, respectively, to reflect the estimated cumulative change to deferred tax items as a result of the Texas law change.  See note 11(f) to our consolidated financial statements in our Form 10-K.

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

Our valuation allowances are:

	Federal		State	Capital, Foreign and Other, Net
	(in millions)

As of December 31, 2006	$60		$85	$18
Changes in valuation allowance	1		4	—
As of March 31, 2007	61		89	18
Changes in valuation allowance	21	(1)	(10)	—
As of June 30, 2007	82		79	18
Changes in valuation allowance	(22)		11	—
Channelview deconsolidation	(13	)(2)	—	—
As of September 30, 2007	$47		$90	$18

(1)          During 2007, we submitted a revision to taxable income to the Internal Revenue Service filed in our 2003 federal income tax return, which resulted in an increase in our net deferred tax assets related to our net operating losses, which was offset by an increase in our valuation allowance of $19 million during the second quarter of 2007.

(2)          Channelview was deconsolidated on August 20, 2007.  See notes 1(b) and 13.

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

As of January 1, 2007, immediately after adoption, our consolidated balance sheet reflected $4 million for income tax uncertainties in long-term liabilities.  Of the $4 million, $1 million relates to income taxes, $2 million relates to penalties and $1 million relates to interest.  As of September 30, 2007, we have accrued $1 million for uncertain income tax positions (relating to income taxes) included in long-term liabilities.

Our income tax returns for the 1997 to 2005 tax reporting periods are under audit by federal and state taxing authorities.  These audits may result in additional taxes, interest and penalties or revisions of the timing of tax payments.  We do not currently estimate that our unrecognized tax benefits will change significantly within the next 12 months.

(9)         Guarantees and Indemnifications

We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002.  The estimated maximum potential amount of future payments under the guarantee was approximately $56 million as of September 30, 2007 and no liability is recorded in our consolidated balance sheets for this item.

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

We have guaranteed payments to a third party relating to energy sales from El Dorado Energy, LLC, a former investment.  The estimated maximum potential amount of future payments under this guarantee was approximately $21 million as of September 30, 2007 and no liability is recorded in our consolidated balance sheets for this item.

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

Except as otherwise noted, we are unable to estimate our maximum potential exposure under these provisions until an event triggering payment under these provisions occurs.  We do not expect to make any material payments under these provisions.

(10)  Contingencies

We are party to many legal proceedings, some of which may involve substantial amounts.  Unless otherwise noted, we cannot predict the outcome of the matters described below.  Other than as described below and in note 10 to our consolidated interim financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, respectively, there have been no significant developments regarding the contingencies disclosed in note 13 to our consolidated financial statements in our Form 10-K.

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

Natural Gas Actions.  We are party to 27 lawsuits, several of which are class action lawsuits, in state and federal courts in California, Colorado, Kansas, Missouri and Wisconsin.  These lawsuits relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws.  The lawsuits seek treble damages, restitution and/or expenses.  The lawsuits also name a number of unaffiliated energy companies as parties.  In September 2007, the Ninth Circuit Court of Appeals issued decisions in a number of the gas cases in which we are a defendant.  The Ninth Circuit Court of Appeals reversed a series of lower court decisions holding that the filed rate doctrine barred the plaintiff’s claims in those cases.  As a result of the Ninth Circuit Court of Appeals rulings, these cases have been remanded for further proceedings at the trial court level.

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

(b)         Environmental Matters.

New Source Review Matters.  The United States Environmental Protection Agency (EPA) and various states are investigating compliance of coal-fueled electric generating stations with the “New Source Review” requirements of the Clean Air Act.  The EPA has agreed to share information relating to its investigations with state environmental agencies.  The New Jersey Department of Environmental Protection (NJDEP) has alleged that New Source Review violations occurred at one of our power plants located in Pennsylvania and has taken a series of administrative and judicial actions (including notice of intent to sue us under the Clean Air Act) to object to the issuance of an operating permit by the Pennsylvania Department of Environmental Protection (PADEP).  We are unable to predict the ultimate outcome of the EPA’s investigation or the NJDEP’s efforts, but a final finding that we violated the New Source Review requirements could result in significant capital expenditures associated with the implementation of emissions reductions on an accelerated basis and possible penalties.

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

Remediation Obligations.  We are responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey.  Based on our evaluations with assistance from third-party consultants and engineers, we recorded the estimated liability for the remediation costs of $8 million and $7 million as of September 30, 2007 and December 31, 2006, respectively.

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

Sales Tax Contingencies.  We have some estimated sales tax exposure related to disputed tax-exempt customers.  As of September 30, 2007, we have $29 million accrued in current and long-term liabilities relating to these contingencies.

(11)  Supplemental Guarantor Information

Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes.  Effective with the December 2006 refinancing and the credit-enhanced retail structure, RERH Holdings, LLC and its subsidiaries, which comprise our retail energy business, became non-guarantors.  We have retrospectively adjusted the information presented for the three and nine months ended September 30, 2006 to be comparable to 2007.

Condensed Consolidating Statements of Operations.

	Three Months Ended September 30, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$1,152	$3,103	$(711)	$3,544
Cost of sales	—	1,006	2,542	(709)	2,839
Operation and maintenance	—	49	163	(1)	211
Selling, general and administrative	—	4	96	(1)	99
(Gains) losses on sales of assets and emission allowances, net	—	(18)	1	—	(17)
Depreciation and amortization	—	36	86	—	122
Total	—	1,077	2,888	(711)	3,254
Operating income	—	75	215	—	290
Income of equity investment, net	—	1	—	—	1
Income of equity investments of consolidated subsidiaries	120	30	—	(150)	—
Debt extinguishments	(1)	—	—	—	(1)
Other, net	—	2	—	—	2
Interest expense	(43)	(9)	(22)	—	(74)
Interest income	1	2	3	—	6
Interest income (expense) — affiliated companies, net	81	(59)	(22)	—	—
Total other income (expense)	158	(33)	(41)	(150)	(66)
Income from continuing operations before income taxes	158	42	174	(150)	224
Income tax expense (benefit)	(4)	5	72	(9)	64
Income from continuing operations	162	37	102	(141)	160
Income from discontinued operations	—	—	2	—	2
Net income	$162	$37	$104	$(141)	$162

	Three Months Ended September 30, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$2,674	$3,444	$(2,813)	$3,305
Cost of sales	—	2,903	2,900	(2,813)	2,990
Operation and maintenance	—	49	170	—	219
Western states and similar settlements	—	35	—	—	35
Selling, general and administrative	—	3	114	—	117
(Gain) loss on sales of receivables	—	1	(1)	—	—
Gains on sales of assets and emission allowances, net	—	(2)	(1)	—	(3)
Depreciation and amortization	—	40	68	—	108
Total	—	3,029	3,250	(2,813)	3,466
Operating income (loss)	—	(355)	194	—	(161)
Income of equity investment, net	—	2	—	—	2
Other, net	—	(1)	—	—	(1)
Income (loss) of equity investments of consolidated subsidiaries	(187)	(4)	2	189	—
Interest expense	(68)	(9)	(24)	—	(101)
Interest income	—	6	1	—	7
Interest income (expense) — affiliated companies, net	82	(82)	—	—	—
Total other expense	(173)	(88)	(21)	189	(93)
Income (loss) from continuing operations before income taxes	(173)	(443)	173	189	(254)
Income tax expense (benefit)	(18)	(159)	77	—	(100)
Income (loss) from continuing operations	(155)	(284)	96	189	(154)
Loss from discontinued operations	—	—	(1)	—	(1)
Net income (loss)	$(155)	$(284)	$95	$189	$(155)

	Nine Months Ended September 30, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$2,834	$7,551	$(1,829)	$8,556
Cost of sales	—	2,610	5,968	(1,820)	6,758
Operation and maintenance	—	153	526	(4)	675
Selling, general and administrative	—	16	280	(5)	291
Western states and similar settlements	—	22	—	—	22
Gains on sales of assets and emission allowances, net	—	(9)	(10)	—	(19)
Depreciation and amortization	—	122	202	—	324
Total	—	2,914	6,966	(1,829)	8,051
Operating income (loss)	—	(80)	585	—	505
Income of equity investment, net	—	4	—	—	4
Income (loss) of equity investments of consolidated subsidiaries	115	(6)	—	(109)	—
Debt extinguishments	(72)	—	—	—	(72)
Other, net	—	2	—	—	2
Interest expense	(192)	(26)	(65)	—	(283)
Interest income	7	6	11	—	24
Interest income (expense) — affiliated companies, net	265	(201)	(64)	—	—
Total other income (expense)	123	(221)	(118)	(109)	(325)
Income (loss) from continuing operations before income taxes	123	(301)	467	(109)	180
Income tax expense (benefit)	(15)	(110)	181	(15)	41
Income (loss) from continuing operations	138	(191)	286	(94)	139
Loss from discontinued operations	—	—	(1)	—	(1)
Net income (loss)	$138	$(191)	$285	$(94)	$138

	Nine Months Ended September 30, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$7,333	$7,606	$(6,406)	$8,533
Cost of sales	—	7,485	6,395	(6,406)	7,474
Operation and maintenance	—	142	493	—	635
Western states and similar settlements	—	35	—	—	35
Selling, general and administrative	—	4	275	—	279
(Gain) loss on sales of receivables	—	6	(6)	—	—
Gains on sales of assets and emission allowances, net	—	(20)	(139)	—	(159)
Depreciation and amortization	—	117	163	—	280
Total	—	7,769	7,181	(6,406)	8,544
Operating income (loss)	—	(436)	425	—	(11)
Income of equity investment, net	—	4	—	—	4
Income (loss) of equity investments of consolidated subsidiaries	(186)	3	4	179	—
Interest expense	(216)	(26)	(70)	—	(312)
Interest income	1	19	3	—	23
Interest income (expense) — affiliated companies, net	193	(228)	35	—	—
Total other expense	(208)	(228)	(28)	179	(285)
Income (loss) from continuing operations before income taxes	(208)	(664)	397	179	(296)
Income tax expense (benefit)	61	(255)	168	—	(26)
Income (loss) from continuing operations	(269)	(409)	229	179	(270)
Income (loss) from discontinued operations	(5)	(3)	3	—	(5)
Cumulative effect of accounting change, net of tax	—	1	—	—	1
Net income (loss)	$(274)	$(411)	$232	$179	$(274)

(1)   These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

	September 30, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$237	$—	$159	$—	$396
Restricted cash	—	4	1	—	5
Accounts and notes receivable, principally customer, net	11	269	1,106	41	1,427
Accounts and notes receivable — affiliated companies	1,936	332	184	(2,452)	—
Inventory	—	144	126	—	270
Derivative assets	—	53	260	—	313
Investment in and receivables from Channelview, net	1	73	—	—	74
Other current assets	7	307	269	15	598
Current assets of discontinued operations	—	—	1	—	1
Total current assets	2,192	1,182	2,106	(2,396)	3,084
Property, Plant and Equipment, net	—	2,940	2,330	—	5,270
Other Assets:
Goodwill	—	51	210	119	380
Other intangibles, net	—	139	271	—	410
Notes receivable — affiliated companies	2,529	662	68	(3,259)	—
Equity investments of consolidated subsidiaries	2,149	295	—	(2,444)	—
Derivative assets	—	30	37	—	67
Other long-term assets	61	830	377	(678)	590
Total other assets	4,739	2,007	963	(6,262)	1,447
Total Assets	$6,931	$6,129	$5,399	$(8,658)	$9,801

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$—	$—	$11	$—	$11
Accounts payable, principally trade	—	77	677	52	806
Accounts and notes payable — affiliated companies	—	2,109	343	(2,452)	—
Derivative liabilities	—	140	575	—	715
Other current liabilities	52	198	269	(31)	488
Total current liabilities	52	2,524	1,875	(2,431)	2,020
Other Liabilities:
Notes payable — affiliated companies	—	2,384	875	(3,259)	—
Derivative liabilities	—	58	226	—	284
Other long-term liabilities	584	152	204	(658)	282
Total other liabilities	584	2,594	1,305	(3,917)	566
Long-term Debt	2,065	500	420	—	2,985
Commitments and Contingencies
Temporary Equity Stock-based Compensation	4	—	—	—	4
Total Stockholders’ Equity	4,226	511	1,799	(2,310)	4,226
Total Liabilities and Equity	$6,931	$6,129	$5,399	$(8,658)	$9,801

	December 31, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$286	$24	$154	$—	$464
Restricted cash	—	—	25	—	25
Accounts and notes receivable, principally customer, net	10	264	779	(9)	1,044
Accounts and notes receivable — affiliated companies	1,737	418	259	(2,414)	—
Inventory	—	144	131	—	275
Derivative assets	—	61	429	—	490
Other current assets	7	529	354	(17)	873
Current assets of discontinued operations	—	—	2	—	2
Total current assets	2,040	1,440	2,133	(2,440)	3,173
Property, Plant and Equipment, net	—	3,044	2,698	—	5,742
Other Assets:
Goodwill	—	51	212	119	382
Other intangibles, net	—	131	293	—	424
Notes receivable — affiliated companies	3,249	789	94	(4,132)	—
Equity investments of consolidated subsidiaries	1,377	328	5	(1,710)	—
Derivative assets	—	77	127	—	204
Other long-term assets	76	730	400	(564)	642
Total other assets	4,702	2,106	1,131	(6,287)	1,652
Total Assets	$6,742	$6,590	$5,962	$(8,727)	$10,567

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$3	$—	$352	$—	$355
Accounts payable, principally trade	—	224	444	(3)	665
Accounts and notes payable — affiliated companies	—	2,021	393	(2,414)	—
Derivative liabilities	—	238	927	—	1,165
Other current liabilities	55	159	313	(23)	504
Current liabilities of discontinued operations	—	—	3	—	3
Total current liabilities	58	2,642	2,432	(2,440)	2,692
Other Liabilities:
Notes payable — affiliated companies	—	3,251	881	(4,132)	—
Derivative liabilities	—	77	344	—	421
Other long-term liabilities	484	167	237	(564)	324
Total other liabilities	484	3,495	1,462	(4,696)	745
Long-term Debt	2,248	501	429	—	3,178
Commitments and Contingencies
Temporary Equity Stock-based Compensation	2	—	—	—	2
Total Stockholders’ Equity (Deficit)	3,950	(48)	1,639	(1,591)	3,950
Total Liabilities and Equity	$6,742	$6,590	$5,962	$(8,727)	$10,567

(1)   These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Nine Months Ended September 30, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$144	$(147)	$335	$—	$332
Net cash used in discontinued operations from operating activities	—	—	(4)	—	(4)
Net cash provided by (used in) operating activities	144	(147)	331	—	328
Cash Flows from Investing Activities:
Capital expenditures	—	(20)	(115)	—	(135)
Investments in, advances to and from and distributions from subsidiaries, net (2)(3)	59	(6)	(159)	106	—
Proceeds from sales of assets, net	—	30	—	—	30
Net purchases of emission allowances	—	(35)	(10)	—	(45)
Restricted cash	—	(4)	9	—	5
Other, net	—	5	—	—	5
Net cash provided by (used in) investing activities	59	(30)	(275)	106	(140)
Cash Flows from Financing Activities:
Payments of long-term debt	(1,487)	—	(10)	—	(1,497)
Proceeds from long-term debt	1,300	—	—	—	1,300
Increase in short-term borrowings and revolving credit facilities, net	—	—	7	—	7
Changes in notes with affiliated companies, net (3)(4)	—	154	(48)	(106)	—
Payments of financing costs	(31)	—	—	—	(31)
Payments of debt extinguishment costs	(72)	—	—	—	(72)
Proceeds from issuances of stock	39	—	—	—	39
Other, net	(1)	(1)	—	—	(2)
Net cash provided by (used in) financing activities	(252)	153	(51)	(106)	(256)
Net Change in Cash and Cash Equivalents	(49)	(24)	5	—	(68)
Cash and Cash Equivalents at Beginning of Period	286	24	154	—	464
Cash and Cash Equivalents at End of Period	$237	$—	$159	$—	$396

	Nine Months Ended September 30, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$9	$(539)	$570	$—	$40
Net cash provided by (used in) discontinued operations from operating activities	3	(8)	(40)	—	(45)
Net cash provided by (used in) operating activities	12	(547)	530	—	(5)
Cash Flows from Investing Activities:
Capital expenditures	—	(15)	(49)	—	(64)
Investments in, advances to and from and distributions from subsidiaries, net (2)	410	1	(211)	(200)	—
Proceeds from sales of assets, net	—	—	1	—	1
Net sales of emission allowances	—	98	95	—	193
Restricted cash	—	—	17	—	17
Other, net	—	6	—	—	6
Net cash provided by (used in) continuing operations from investing activities	410	90	(147)	(200)	153
Net cash provided by discontinued operations from investing activities	712	—	968	(712)	968
Net cash provided by investing activities	1,122	90	821	(912)	1,121
Cash Flows from Financing Activities:
Payments of long-term debt	(320)	—	(11)	—	(331)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	(194)	—	5	—	(189)
Changes in notes with affiliated companies, net (4)	—	456	(656)	200	—
Proceeds from issuances of stock	21	—	—	—	21
Net cash provided by (used in) continuing operations from financing activities	(493)	456	(662)	200	(499)
Net cash used in discontinued operations from financing activities	(638)	—	(712)	712	(638)
Net cash provided by (used in) financing activities	(1,131)	456	(1,374)	912	(1,137)
Net Change in Cash and Cash Equivalents	3	(1)	(23)	—	(21)
Cash and Cash Equivalents at Beginning of Period	3	36	49	—	88
Cash and Cash Equivalents at End of Period	$6	$35	$26	$—	$67

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

(12) Reportable Segments

Financial data for our segments are as follows:

	Retail Energy	Wholesale Energy		Other Operations		Eliminations	Consolidated
	(in millions)
Three months ended September 30, 2007:
Revenues from external customers	$2,608	$936	(1)	$—		$—	$3,544
Intersegment revenues	—	117		3		(120)	—
Contribution margin, including unrealized gains/losses on energy derivatives (2)	198	235		(1)		(1)	431

Three months ended September 30, 2006:
Revenues from external customers	$2,571	$734	(3)	$—		$—	$3,305
Intersegment revenues	—	162		—		(162)	—
Contribution margin, including unrealized gains/losses on energy derivatives (2)	(42)	65		—		—	23

Nine months ended September 30, 2007 (except as denoted):
Revenues from external customers	$6,303	$2,253	(4)	$—		$—	$8,556
Intersegment revenues	—	345		10		(355)	—
Contribution margin, including unrealized gains/losses on energy derivatives (2)	648	315		5		(5)	963
Total assets as of September 30, 2007	2,110	7,670		920	(5)	(899)	9,801

Nine months ended September 30, 2006 (except as denoted):
Revenues from external customers	$6,475	$2,057	(6)	$1		$—	$8,533
Intersegment revenues	—	448		—		(448)	—
Contribution margin, including unrealized gains/losses on energy derivatives (2)	133	130		1		—	264
Total assets as of December 31, 2006	1,984	8,402		848	(7)	(667)	10,567

(1)          Includes $40 million from affiliates.

(2)          Revenues less (a) cost of sales, (b) operation and maintenance, (c) selling and marketing and (d) bad debt expense.

(3)          Includes $395 million in revenues from a single counterparty, which represented 12% of our consolidated revenues and 54% of our wholesale energy segment revenues.

(4)          Includes $40 million from affiliates.

(5)          Other operations include discontinued operations of $1 million.

(6)          Includes $1.0 billion in revenues from a single counterparty, which represented 12% of our consolidated revenues and 49% of our wholesale energy segment revenues.

(7)          Other operations include discontinued operations of $2 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Contribution margin, including unrealized gains/losses on energy derivatives	$431	$23	$963	$264
Other general and administrative	36	44	131	119
Western states and similar settlements	—	35	22	35
Gains on sales of assets and emission allowances, net	(17)	(3)	(19)	(159)
Depreciation	71	75	244	226
Amortization	51	33	80	54
Operating income (loss)	290	(161)	505	(11)
Income of equity investment, net	1	2	4	4
Debt extinguishments	(1)	—	(72)	—
Other, net	2	(1)	2	—
Interest expense	(74)	(101)	(283)	(312)
Interest income	6	7	24	23
Income (loss) from continuing operations before income taxes	224	(254)	180	(296)
Income tax expense (benefit)	64	(100)	41	(26)
Income (loss) from continuing operations	160	(154)	139	(270)
Income (loss) from discontinued operations	2	(1)	(1)	(5)
Income (loss) before cumulative effect of accounting change	162	(155)	138	(275)
Cumulative effect of accounting change, net of tax	—	—	—	1
Net income (loss)	$162	$(155)	$138	$(274)

(13)  Channelview’s Bankruptcy Filings

On August 20, 2007, Channelview filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the Bankruptcy Code.  The bankruptcy cases are being jointly administered, with Channelview managing its business in the ordinary course as debtors-in-possession subject to the supervision of the bankruptcy court.

Under Channelview’s credit agreement, Reliant Energy Channelview LP (the partnership) was required to maintain a working capital requirement of $14 million.  The covenant was previously met by the $14 million revolving working capital facility.  That facility matured on August 15, 2007.  Failure to meet the working capital requirement would eventually have constituted an event of default.  Channelview filed for bankruptcy protection to prevent the lenders from exercising their remedies, including foreclosing on the project.  During the three and nine months ended September 30, 2007, we incurred $2 million in selling, general and administrative expenses related to these bankruptcy filings and associated costs, which do not include the reorganization costs that Channelview incurred subsequent to August 19, 2007.  See the tables below for the reorganization costs incurred by Channelview.

We plan to continue to explore strategic alternatives with respect to our interests in Channelview, including selling our equity interests, selling the plant or refinancing Channelview’s debt.  Channelview’s debt is non-recourse to Reliant Energy and the bankruptcy filings did not cause a default under any of our other debt.  The bankruptcy filings have not and are not expected to have a material impact on our consolidated liquidity or financial positions.  As of September 30, 2007, our net investment in and receivables from Channelview is $74 million, classified in current assets.  As of September 30, 2007, based upon our assessment of the fair value of Channelview, we determined that there was no impairment of this amount.

As a result of the bankruptcies, we deconsolidated Channelview’s financial results beginning August 20, 2007, and began reporting our investment in Channelview using the cost method.  The following tables contain summarized combined financial information of Channelview:

	September 30, 2007	December 31, 2006
	(in millions)

Current assets	$62	$50
Property, plant and equipment, net	358	368
Other assets	15	15
Total assets	$435	$433

Secured debt obligations, including accrued interest	$340	$343
Payables to Reliant Energy and its subsidiaries, net	87	72
Other liabilities	17	14
Equity (deficit)	(9)	4
Total liabilities and equity (deficit)	$435	$433

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)

Revenues	$33	$33	$109	$107
Revenues — affiliates	78	72	215	203
Total revenues	111	105	324	310
Cost of sales	—	—	—	1
Cost of sales — affiliates	88	87	270	264
Total cost of sales	88	87	270	265
Other operating expenses (including $0, $1 million, $1 million and $2 million from affiliates)	11	10	39	40
Operating income	12	8	15	5
Interest expense, net	(7)	(7)	(20)	(19)
Interest expense — affiliates	(1)	(2)	(6)	(6)
Total other expense	(8)	(9)	(26)	(25)
Income (loss) before reorganization items and income taxes	4	(1)	(11)	(20)
Reorganization items	(2)	—	(2)	—
Income (loss) before income taxes	2	(1)	(13)	(20)
Income tax expense	1	—	—	—
Net income (loss)	$1	$(1)	$(13)	$(20)

(14)  Discontinued Operations

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

The following summarizes certain financial information of our New York plants discontinued operations:

Nine Months Ended September 30, 2006
(in millions)

Revenues	$108
Loss before income tax expense/benefit	(7)

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

•                  Retail energy — provides electricity and energy services to more than 1.8 million retail electricity customers in Texas, including residential and small business customers and commercial, industrial and governmental/institutional customers.  Our next largest market is the PJM Market, where we serve commercial, industrial and governmental/institutional customers.  We regularly evaluate entering other markets.

•                  Wholesale energy — provides electricity and energy services in the competitive wholesale energy markets in the United States through our ownership and operation or contracting for power generation capacity.  As of September 30, 2007, we had approximately 16,000 MW of power generation capacity.

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

Wholesale Energy.  The wholesale energy segment is a capital-intensive, cyclical business.  Earnings are significantly impacted by the level of natural gas prices, spark spreads and capacity prices.  The key earnings drivers are the amount of electricity we generate, the margin we earn for each unit of electricity sold and the availability of our generating assets to meet demand.  We do not control those factors that have the most significant impact on our earnings levels.  The factor that we have the most control over is the percentage of time that our generating assets are available to run when it is economical for them to do so.  Short-term earnings in our wholesale business are impacted by weather and commodity price volatility.  Longer-term earnings are driven by the level of commodity prices and regional supply and demand fundamentals.

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

Channelview filed for reorganization under Chapter 11 of the Bankruptcy Code.  See notes 1(b) and 13 to our interim financial statements.

We completed a refinancing in June 2007 as an initial step towards creating a capital structure that gives us increased flexibility to direct cash flow and additional capital to those alternatives that we believe will create the greatest stockholder value.  The 2007 refinancing included a tender offer and consent solicitation for our 9.25% and 9.50% senior secured notes totaling $1.1 billion.  We (a) issued $1.3 billion of senior unsecured notes with 7- and 10-year maturities and (b) used cash on hand along with proceeds from senior unsecured notes to (i) fund the tender offer and consent solicitation, (ii) retire our $400 million term loan and (iii) call in July 2007, the 9.25% notes not tendered.  In addition, we replaced our existing revolving credit facility and letter of credit facility with a new $500 million revolving credit facility and $250 million letter of credit facility.  For further discussion of the June 2007 refinancing, see note 6(b) to our interim financial statements.

We are evaluating various alternatives to address restrictions remaining in our 6.75% senior secured notes and our tax-exempt PEDFA bonds.

We believe the results of the Reliability Pricing Model (RPM) capacity auctions in 2007 (for 2007/2008, 2008/2009 and 2009/2010 supply) support our view of tightening supply and demand in the wholesale energy business.  RPM is a model utilized by the PJM Interconnection, LLC (PJM) to meet load serving entities’ forecasted capacity obligations via a forward-looking commitment of capacity resources.

In September 2007, Duquesne Light Company (Duquesne) notified PJM of its intent to withdraw from PJM and join the Midwest Independent Transmission System Operator (MISO).  Approximately 1300 megawatts of the generation capacity that we operate in PJM is located in Duquesne’s control area.  The capacity payment revenue we expect to receive associated with this generation as a result of the 2007 RPM auctions ranges from $19 million in 2007/2008 to $46 million in 2008/2009.  Additionally, we serve approximately 100 megawatts of retail load in the Duquesne control area.  Duquesne must obtain FERC’s approval in order to withdraw from PJM.  We cannot predict FERC’s response to Duquesne’s proposed application or its potential impact to the competitive markets in which we operate.  However, if FERC permits Duquesne to withdraw from PJM and join MISO, depending on what conditions, if any, are imposed by FERC in connection with such withdrawal, Duquesne’s actions could have a material impact on our future results of operations.  We intend to aggressively pursue our regulatory and other possible remedies regarding Duquesne’s possible withdrawal from PJM and have taken actions to that end before both the FERC and the Pennsylvania Public Utility Commission.

Other

There were no major legislative changes to the Texas regulatory model coming out of the 2007 legislative session.  The minor legislation concerning electricity related matters that was passed during the 2007 session is not expected to have a material impact on our future results of operations.

Consolidated Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

We reported $162 million consolidated net income, or $0.46 earnings per diluted share, for the three months ended September 30, 2007 compared to $155 million consolidated net loss, or $0.50 loss per share, for the same period in 2006.

	Three Months Ended September 30,
	2007	2006	Change
	(in millions)

Retail energy contribution margin, including unrealized gains/losses on energy derivatives	$198	$(42)	$240
Wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	235	65	170
Other contribution margin	(2)	—	(2)
Other general and administrative	(36)	(44)	8
Western states and similar settlements	—	(35)	35
Gains on sales of assets and emission allowances, net	17	3	14
Depreciation and amortization	(122)	(108)	(14)
Income of equity investment, net	1	2	(1)
Debt extinguishments	(1)	—	(1)
Other, net	2	(1)	3
Interest expense	(74)	(101)	27
Interest income	6	7	(1)
Income tax (expense) benefit	(64)	100	(164)
Income (loss) from continuing operations	160	(154)	314
Income (loss) from discontinued operations	2	(1)	3
Net income (loss)	$162	$(155)	$317

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

Our retail energy segment’s contribution margin, including unrealized gains/losses on energy derivatives was $198 million during the three months ended September 30, 2007, compared to $(42) million in the same period of 2006.  The $240 million increase was primarily due to the net change in unrealized gains/losses on energy derivatives of $330 million, partially offset by a $101 million decrease in retail gross margin.  See “— Retail Energy Margins” below for explanations.

Retail Energy Operational Data.

	Three Months Ended September 30,
	2007	2006
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	4,740	5,403
Non-Houston	2,774	2,680
Small Business:
Houston	926	1,116
Non-Houston	467	463
Total Mass	8,907	9,662
Commercial and Industrial:
ERCOT(1)(2)	10,491	9,283
Non-ERCOT	1,364	1,334
Total Commercial and Industrial	11,855	10,617
Market usage adjustments(3)	12	(115)
Total	20,774	20,164

(1)          These volumes include customers of the Texas General Land Office for whom we provide services.

(2)          ERCOT is the Electric Reliability Council of Texas.

(3)          The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage based on initial usage information provided by the independent system operators and the distribution companies.  We revise these estimates and record any changes in the period as additional settlement information becomes available (collectively referred to as “market usage adjustments”).  These amounts represent the adjustments to volumes for market usage adjustments.  See footnote (3) under “Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 — Retail Energy Margins.”

	Three Months Ended September 30,
	2007	2006
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	1,052	1,147
Non-Houston	571	516
Small Business:
Houston	115	131
Non-Houston	37	29
Total Mass	1,775	1,823
Commercial and Industrial:
ERCOT(1)	89	75
Non-ERCOT	2	1
Total Commercial and Industrial	91	76
Total	1,866	1,899

(1)          Includes customers of the Texas General Land Office for whom we provide services.

	September 30, 2007	December 31, 2006
	(in thousands, metered locations)
Retail Customers:
Mass:
Residential:
Houston	1,038	1,095
Non-Houston	567	547
Small Business:
Houston	114	124
Non-Houston	37	33
Total Mass	1,756	1,799
Commercial and Industrial:
ERCOT(1)	90	75
Non-ERCOT	2	1
Total Commercial and Industrial	92	76
Total	1,848	1,875

(1)          Includes customers of the Texas General Land Office for whom we provide services.

Retail Energy Revenues.

	Three Months Ended September 30,
	2007	2006	Change
	(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$722	$863	$(141	)(1)
Non-Houston	396	390	6
Small Business:
Houston	151	207	(56	)(2)
Non-Houston	64	61	3
Total Mass	1,333	1,521	(188)
Commercial and Industrial:
ERCOT	941	833	108	(3)
Non-ERCOT	119	95	24	(4)
Total Commercial and Industrial	1,060	928	132
Total	2,393	2,449	(56)

Retail energy revenues from resales of purchased power and other hedging activities	212	148	64	(5)
Market usage adjustments	3	(29)	32
Unrealized gains on energy derivatives	—	3	(3)
Total retail energy revenues	$2,608	$2,571	$37

(1)          Decrease primarily due to (a) lower volumes driven by (i) fewer number of customers and (ii) a decrease in average customer usage due in part to milder weather and (b) lower unit sales prices.

(2)          Decrease primarily due to (a) lower volumes driven by (i) fewer number of customers and (ii) lower average usage per customer and (b) lower unit sales prices.

(3)          Increase primarily due to increased volumes due to increased number of customers, partially offset by a change in customer usage and mix.

(4)          Increase primarily due to (a) increased number of customers and (b) higher unit sales prices.  These increases were partially offset by a change in customer usage and mix.

(5)          Increase primarily due to our supply management activities in various markets in Texas.

Retail Energy Cost of Sales.

	Three Months Ended September 30,
	2007	2006	Change
	(in millions)

Cost of sales	$2,143	$1,986	$157
Retail energy intersegments costs	117	162	(45)
Subtotal	2,260	2,148	112	(1)
Market usage adjustments	13	(16)	29
Unrealized losses on energy derivatives	8	341	(333	)(2)
Total retail energy cost of sales	$2,281	$2,473	$(192)

(1)          Increase primarily due to (a) higher costs of purchased power at the time of procurement and (b) higher volumes due to change in customer usage and mix.

(2)          See footnote (5) under “Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 — Retail Energy Margins.”

Retail Energy Margins.

	Three Months Ended September 30,
	2007	2006	Change
	(in millions)

Mass gross margin	$244	$315	$(71	)(1)
Commercial and industrial gross margin	101	134	(33	)(2)
Market usage adjustments(3)	(10)	(13)	3
Retail gross margin(4)	335	436	(101)
Operation and maintenance	(65)	(68)	3
Selling and marketing expense	(34)	(38)	4
Bad debt expense	(30)	(34)	4
Retail contribution margin	206	296	(90)
Unrealized losses on energy derivatives	(8)	(338)	330	(5)
Total retail energy contribution margin, including unrealized gains/losses on energy derivatives(6)	$198	$(42)	$240

(1)          Decrease primarily due to (a) lower unit margins (lower sales prices partially offset by lower costs of purchased power at the time of procurement) and (b) lower volumes driven by (i) a decrease in average customer usage due in part to milder weather and (ii) fewer number of customers.

(2)          Decrease primarily due to lower unit margins (higher costs of purchased power at the time of procurement, partially offset by higher unit sales prices).

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

(5)          Increase primarily due to (a) $273 million gain due to changes in prices on our derivatives marked to market and (b) $56 million of increased gains on energy derivatives which settled during the period.

(6)          Retail energy segment profit and loss measure.

Wholesale Energy Segment.

In analyzing the results of our wholesale energy segment, we use the non-GAAP financial measures “open energy gross margin,” “open wholesale gross margin” and “open wholesale contribution margin,” which exclude the items described below, as well as our wholesale energy segment profit and loss measure, contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives.  Open energy gross margin, open wholesale gross margin and open wholesale contribution margin should not be relied upon to the exclusion of GAAP financial measures.  The items that are excluded from these non-GAAP financial measures have or have had a recurring effect on our earnings and reflect aspects of our business that are not taken into account by these measures.

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

Our wholesale energy segment’s contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives was $235 million during the three months ended September 30, 2007 compared to $65 million in the same period of 2006.  The $170 million increase was primarily due to (a) a reduced negative effect of historical and operational wholesale hedges of $109 million and (b) $55 million increase in open wholesale gross margin.  See “— Wholesale Energy Margins” below for explanations.

Wholesale Energy Operational and Financial Data.

	Three Months Ended September 30,
	2007		2006
	GWh	% Economic(1)	GWh	% Economic(1)

Economic Generation(2):
PJM Coal	5,973.6	82%	5,930.6	81%
MISO Coal	1,941.8	70%	1,677.8	61%
PJM/MISO Gas	777.2	11%	662.8	9%
West(3)	2,303.5	33%	1,341.0	24%
Other(3)	1,021.5	38%	1,481.6	87%
Total	12,017.6	45%	11,093.8	45%

Commercial Capacity Factor(4):
PJM Coal	89.5%		87.2%
MISO Coal	85.7%		85.3%
PJM/MISO Gas	92.8%		97.1%
West	96.7%		73.8%
Other	93.1%		99.5%
Total	90.8%		87.5%

Generation(5):
PJM Coal	5,345.4		5,171.7
MISO Coal	1,664.1		1,431.5
PJM/MISO Gas	721.0		643.7
West	2,228.2		990.2
Other	951.3		1,474.1
Total	10,910.0		9,711.2

Open Energy Unit Margin ($/MWh)(6):
PJM Coal	$31.05		$32.48
MISO Coal	29.45		27.94
PJM/MISO Gas	38.83		52.82
West	12.57		17.17
Other	9.46		3.39
Total weighted average	$25.66		$27.19

(1)          Represents economic generation (hours) divided by maximum generation hours (maximum plant capacity x 8,760 hours).

(2)          Estimated generation at 100% plant availability based on an hourly analysis of when it is economical to generate based on the price of power, fuel, emission allowances and variable operating costs.

(3)          Includes maximum generation hours from certain units in 2007 that were excluded in 2006 because a purchase power agreement was in place during that period.

(4)          Generation divided by economic generation.

(5)          Excludes generation related to power purchase agreements, including tolling agreements.

(6)          Represents open energy gross margin divided by generation.

Wholesale Energy Revenues.

	Three Months Ended September 30,
	2007	2006	Change
	(in millions)

Wholesale energy third-party revenues	$889	$751	$138	(1)
Wholesale energy intersegment revenues	117	162	(45	)(2)
Subtotal	1,006	913	93
Revenues — affiliates	40	—	40	(3)
Unrealized gains (losses)	7	(17)	24	(4)
Total wholesale energy revenues	$1,053	$896	$157

(1)          Increase primarily due to (a) increased power sales volumes and (b) higher power sales prices.  These increases were partially offset by decreased natural gas sales volumes.

(2)          Decrease primarily due to lower power sales volumes, partially offset by higher power sales prices.

(3)          We deconsolidated Channelview on August 20, 2007.  These revenues represent sales of fuel to Channelview.  See notes 1(b) and 13 to our interim financial statements.

(4)          See footnote (12) under “Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 — Wholesale Energy Margins.”

Wholesale Energy Cost of Sales.

	Three Months Ended September 30,
	2007	2006	Change
	(in millions)

Wholesale energy third-party costs	$610	$679	$(69	)(1)
Cost of sales — affiliates	38	—	38	(2)
Unrealized losses	27	—	27	(3)
Total wholesale energy cost of sales	$675	$679	$(4)

(1)          Decrease primarily due to (a) lower purchased natural gas volumes, (b) lower purchased capacity, (c) lower prices paid for natural gas and (d) lower purchased power volumes.  These decreases were partially offset by increased purchases of coal volumes.

(2)          We deconsolidated Channelview on August 20, 2007.  These cost of sales represent purchases of power from Channelview.  See notes 1(b) and 13 to our interim financial statements.

(3)          See footnote (12) under “Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 — Wholesale Energy Margins.”

Wholesale Energy Margins.

	Three Months Ended September 30,
	2007	2006	Change
	(in millions)
Open energy gross margin(1):
PJM Coal	$166	$168	$(2	)(2)
MISO Coal	49	40	9	(3)
PJM/MISO Gas	28	34	(6	)(4)
West	28	17	11	(5)
Other	9	5	4
Total	280	264	16

Other margin(6):
PJM Coal	20	9	11	(7)
MISO Coal	6	4	2
PJM/MISO Gas	43	16	27	(7)
West	48	39	9	(8)
Other	18	28	(10	)(9)
Total	135	96	39

Open wholesale gross margin	415	360	55

Operation and maintenance	(144)	(151)	7	(10)
Bad debt expense	1	(1)	2
Open wholesale contribution margin	272	208	64
Historical and operational wholesale hedges	(17)	(126)	109	(11)
Unrealized losses on energy derivatives	(20)	(17)	(3	)(12)
Total wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(13)	$235	$65	$170

(1)          Open energy gross margin is calculated using the power sales prices received by the plants less delivered spot fuel prices.  This figure excludes the effects of other margin and our historical and operational wholesale hedges.

(2)          Decrease primarily due to lower open energy unit margins (higher fuel costs partially offset by higher power prices).  This decrease was partially offset by higher commercial capacity factor due to lower unplanned outages in 2007.

(3)          Increase primarily due to (a) higher economic generation and (b) higher open energy unit margins (higher power prices).

(4)          Decrease primarily due to lower open energy unit margins (lower power prices).  This decrease was partially offset by higher economic generation.

(5)          Increase primarily due to higher economic generation related to increased merchant activity in 2007.  This increase was partially offset by lower open energy unit margins (lower power prices partially offset by lower fuel costs).

(6)          Other margin represents power purchase agreements, capacity payments, ancillary revenues and selective commercial hedge strategies.

(7)          Increase primarily due to RPM capacity payments.

(8)          Increase primarily due to (a) selective commercial hedge activities and (b) higher capacity payments.  These increases were partially offset by lower revenue from power purchase agreements.

(9)          Decrease primarily due to (a) lower revenue from capacity payments and (b) the deconsolidation of Channelview on August 20, 2007.  See notes 1(b) and 13 to our interim financial statements.

(10)    Decrease primarily due to $16 million decrease in planned outages and maintenance spending.  This decrease was partially offset by $10 million increase in services and support primarily due to strategic initiatives for improving plant performance ($7 million).

(11)    Increase primarily due to (a) $56 million of decreases in losses on closed power hedges and (b) $46 million in higher margins on natural gas transportation and storage contracts.

(12)    Decrease primarily due to $30 million loss due to changes in prices on our derivatives marked to market.  This loss was partially offset by $23 million gain on energy derivatives which settled during the period.

(13)    Wholesale energy segment profit and loss measure.

Other General and Administrative.

	Three Months Ended September 30,
	2007	2006	Change
	(in millions)

Salaries and benefits	$17	$24	$(7	)(1)
Professional fees, contract services and information systems maintenance	8	8	—
Rent and utilities	5	5	—
Legal costs	2	4	(2)
Costs in connection with Channelview’s reorganization	2	—	2
Other, net	2	3	(1)
Other general and administrative	$36	$44	$(8)

(1)          Decrease primarily due to the Key Employee Award Program.

Western States and Similar Settlements.  See note 10(a) to our interim financial statements.

Gains on Sales of Assets and Emission Allowances, Net.

	Three Months Ended September 30,
	2007	2006	Change
	(in millions)

Equipment	$18	$—	$18
Emission allowances	(1)	3	(4)
Gains on sales of assets and emission allowances, net	$17	$3	$14

Depreciation and Amortization.

	Three Months Ended September 30,
	2007	2006	Change
	(in millions)

Depreciation on plants	$60	$61	$(1)
Depreciation on information systems	9	13	(4)
Other, net — depreciation	2	1	1
Depreciation	71	75	(4)
Amortization of emission allowances	50	32	18 (1)
Other, net — amortization	1	1	—
Amortization	51	33	18
Depreciation and amortization	$122	$108	$14

(1)          Increase primarily due to higher average cost of SO2 allowances purchased and used.

Income of Equity Investment, Net.

	Three Months Ended September 30,
	2007	2006	Change
	(in millions)

Sabine Cogen, LP	$1	$2	$(1)
Income of equity investment, net	$1	$2	$(1)

Debt Extinguishments.  See note 6(b) to our interim financial statements.

Other, Net.  Other, net did not change significantly.

Interest Expense.

	Three Months Ended September 30,
	2007	2006	Change
	(in millions)

Fixed-rate debt	$59	$62	$(3)
Fees for MWh’s delivered under credit-enhanced retail structure(1)	8	—	8
Financing fees expensed	4	6	(2)
Channelview	3	7	(4	)(2)
Variable-rate debt	—	21	(21	)(3)
Deferred financing costs	3	4	(1)
Unrealized losses on derivatives	—	3	(3)
Capitalized interest	(1)	—	(1)
Amortization of fair value adjustment of acquired debt	(1)	(3)	2
Other, net	(1)	1	(2)
Interest expense	$74	$101	$(27)

(1)          See note 7 to our consolidated financial statements in our Form 10-K.

(2)          Decrease primarily due to the deconsolidation of Channelview on August 20, 2007.  See notes 1(b) and 13 to our interim financial statements.

(3)          Decrease primarily due to decrease in balances.

Interest Income.

	Three Months Ended September 30,
	2007	2006	Change
	(in millions)

Interest on temporary cash investments	$4	$1	$3
Net margin deposits	2	6	(4)
Interest income	$6	$7	$(1)

Income Tax Expense (Benefit).  See note 8 to our interim financial statements.

Income (Loss) from Discontinued Operations.  See note 13 to our interim financial statements.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

We reported $138 million consolidated net income, or $0.39 earnings per diluted share, for the nine months ended September 30, 2007 compared to $274 million consolidated net loss, or $0.89 loss per share, for the same period in 2006.

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)

Retail energy contribution margin, including unrealized gains/losses on energy derivatives	$648	$133	$515
Wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	315	130	185
Other contribution margin	—	1	(1)
Other general and administrative	(131)	(119)	(12)
Western states and similar settlements	(22)	(35)	13
Gains on sales of assets and emission allowances, net	19	159	(140)
Depreciation and amortization	(324)	(280)	(44)
Income of equity investment, net	4	4	—
Debt extinguishments	(72)	—	(72)
Other, net	2	—	2
Interest expense	(283)	(312)	29
Interest income	24	23	1
Income tax expense	(41)	26	(67)
Income (loss) from continuing operations	139	(270)	409
Loss from discontinued operations	(1)	(5)	4
Cumulative effect of accounting change, net of tax	—	1	(1)
Net income (loss)	$138	$(274)	$412

Retail Energy Segment.

Our retail energy segment’s contribution margin, including unrealized gains/losses on energy derivatives was $648 million during the nine months ended September 30, 2007, compared to $133 million in the same period of 2006.  The $515 million increase was primarily due to the net change in unrealized gains/losses on energy derivatives of $616 million, partially offset by a $92 million decrease in retail gross margin.  See “— Retail Energy Margins” below for explanations.

Retail Energy Operational Data.

	Nine Months Ended September 30,
	2007	2006
	(gigawatt hours)

Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	10,848	12,635
Non-Houston	6,622	6,206
Small Business:
Houston	2,421	2,888
Non-Houston	1,127	1,093
Total Mass	21,018	22,822
Commercial and Industrial:
ERCOT(1)	27,601	25,415
Non-ERCOT	3,472	4,488
Total Commercial and Industrial	31,073	29,903
Market usage adjustments	(68)	12
Total	52,023	52,737

(1)   These volumes include customers of the Texas General Land Office for whom we provide services.

	Nine Months Ended September 30,
	2007	2006
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	1,067	1,184
Non-Houston	564	492
Small Business:
Houston	117	133
Non-Houston	35	28
Total Mass	1,783	1,837
Commercial and Industrial:
ERCOT(1)	86	75
Non-ERCOT	2	1
Total Commercial and Industrial	88	76
Total	1,871	1,913

(1)   Includes customers of the Texas General Land Office for whom we provide services.

Retail Energy Revenues.

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$1,658	$2,020	$(362	)(1)
Non-Houston	932	866	66	(2)
Small Business:
Houston	397	486	(89	)(3)
Non-Houston	157	148	9
Total Mass	3,144	3,520	(376)
Commercial and Industrial:
ERCOT	2,489	2,288	201	(4)
Non-ERCOT	273	306	(33	)(5)
Total Commercial and Industrial	2,762	2,594	168
Total	5,906	6,114	(208)

Retail energy revenues from resales of purchased power and other hedging activities	401	353	48	(6)
Market usage adjustments	(4)	8	(12)
Total retail energy revenues	$6,303	$6,475	$(172)

(1)   Decrease primarily due to (a) lower volumes driven by (i) fewer number of customers and (ii) a decrease in average customer usage due in part to milder weather and (b) lower unit sales prices.

(2)   Increase primarily due to increased volumes due to increased number of customers, partially offset by a decrease in average customer usage due in part to milder weather.

(3)   Decrease primarily due to lower volumes primarily driven by (a) fewer number of customers and (b) lower average usage per customer.

(4)   Increase primarily due to increased volumes due to increased number of customers, partially offset by a change in customer usage and mix.

(5)   Decrease primarily due to lower volumes due to change in customer mix, partially offset by higher unit sales prices.

(6)   Increase primarily due to our supply management activities in various markets in Texas.

Retail Energy Cost of Sales.

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)

Cost of sales	$5,204	$5,179	$25
Retail energy intersegments costs	345	448	(103)
Subtotal	5,549	5,627	(78	)(1)
Market usage adjustments	6	8	(2)
Unrealized (gains) losses on energy derivatives	(248)	368	(616	)(2)
Total retail energy cost of sales	$5,307	$6,003	$(696)

(1)   Decrease primarily due to lower volumes due to change in customer usage and mix, partially offset by higher unit prices of purchased power at the time of procurement.

(2)   See footnote (4) under “Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 — Retail Energy Margins.”

Retail Energy Margins.

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)

Mass gross margin	$595	$606	$(11	)(1)
Commercial and industrial gross margin	163	234	(71	)(2)
Market usage adjustments	(10)	—	(10)
Retail gross margin	748	840	(92)
Operation and maintenance	(186)	(177)	(9	)(3)
Selling and marketing expense	(94)	(92)	(2)
Bad debt expense	(68)	(70)	2
Retail contribution margin	400	501	(101)
Unrealized gains (losses) on energy derivatives	248	(368)	616	(4)
Total retail energy contribution margin, including unrealized gains/losses on energy derivatives	$648	$133	$515

(1)   Decrease primarily due to lower volumes driven by (a) decrease in average customer usage due in part to milder weather and (b) fewer number of customers.  These decreases were partially offset by higher unit margins (lower costs of purchased power at the time of procurement, partially offset by lower unit sales prices).

(2)   Decrease primarily due to lower unit margins (higher costs of purchased power at the time of procurement, partially offset by higher unit sales prices).

(3)   Increase primarily due to $17 million from increases in salaries, contract services and professional fees, partially offset by $6 million from decreases in gross receipts taxes.

(4)   Increase primarily due to (a) $178 million of increased gains on energy derivatives which settled during the period, (b) $71 million of decreased losses from cash flow hedge ineffectiveness, (c) $289 million of decreased losses due to changes in prices on our derivatives marked to market and (d) $51 million of decreased losses resulting from the termination of commodity contracts with a counterparty.

Wholesale Energy Segment.

Our wholesale energy segment’s contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives was $315 million during the nine months ended September 30, 2007 compared to $130 million in the same period of 2006.  The $185 million increase was primarily due to (a) a reduced negative effect of historical and operational wholesale hedges of $255 million and (b) $129 million increase in open wholesale gross margin.  These increases were partially offset by (a) net change in unrealized gains/losses on energy derivatives of $168 million and (b) $31 million increase in operation and maintenance expenses.  See “— Wholesale Energy Margins” below for explanations.

Wholesale Energy Operational and Financial Data.

	Nine Months Ended September 30,
	2007		2006
	GWh	% Economic	GWh	% Economic

Economic Generation:
PJM Coal	18,100.9	83%	17,622.9	81%
MISO Coal	6,186.5	75%	4,718.1	57%
PJM/MISO Gas	1,194.5	6%	950.1	4%
West(1)	3,211.0	16%	2,611.9	13%
Other(1)	3,771.7	55%	4,356.0	88%
Total	32,464.6	41%	30,259.0	40%

Commercial Capacity Factor:
PJM Coal	81.5%		81.3%
MISO Coal	65.6%		84.9%
PJM/MISO Gas	89.8%		92.3%
West	96.3%		84.9%
Other	91.8%		92.5%
Total	81.4%		84.1%

Generation:
PJM Coal	14,752.9		14,330.3
MISO Coal	4,059.1		4,005.2
PJM/MISO Gas	1,072.9		877.3
West	3,091.9		2,218.1
Other	3,464.0		4,027.6
Total	26,440.8		25,458.5

Open Energy Unit Margin ($/MWh):
PJM Coal	$31.45		$28.96
MISO Coal	29.07		23.72
PJM/MISO Gas	35.42		49.01
West	7.76		6.76
Other	6.64		0.99
Total weighted average	$25.23		$22.47

(1)   Includes maximum generation hours from certain units in 2007 that were excluded in 2006 because a purchase power agreement was in place during that period.

Wholesale Energy Revenues.

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)

Wholesale energy third-party revenues	$2,202	$1,869	$333	(1)
Wholesale energy intersegment revenues	345	448	(103	)(2)
Subtotal	2,547	2,317	230
Revenues — affiliates	40	—	40	(3)
Unrealized gains	11	188	(177	)(4)
Total wholesale energy revenues	$2,598	$2,505	$93

_______________

(1)   Increase primarily due to (a) higher power sales prices and (b) increased power sales volumes.  These increases were partially offset by lower natural gas sales volumes.

(2)   Decrease primarily due to lower power sales volumes.  This decrease was partially offset by (a) higher power sales prices and (b) increased natural gas sales volumes and prices related to a tolling agreement.

(3)   We deconsolidated Channelview on August 20, 2007.  These revenues represent sales of fuel to Channelview.  See notes 1(b) and 13 to our interim financial statements.

(4)   See footnote (12) under “Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 — Wholesale Energy Margins.”

Wholesale Energy Cost of Sales.

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)

Wholesale energy third-party costs	$1,667	$1,819	$(152	)(1)
Cost of sales — affiliates	38	—	38	(2)
Unrealized losses	91	100	(9	)(3)
Total wholesale energy cost of sales	$1,796	$1,919	$(123)

(1)   Decrease primarily due to (a) decreased purchased natural gas and power volumes, (b) lower purchased capacity and (c) lower prices paid for natural gas.

(2)   We deconsolidated Channelview on August 20, 2007.  These cost of sales represent purchases of power from Channelview.  See notes 1(b) and 13 to our interim financial statements.

(3)   See footnote (12) under “Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 — Wholesale Energy Margins.”

Wholesale Energy Margins.

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)
Open energy gross margin:
PJM Coal	$464	$415	$49	(1)
MISO Coal	118	95	23	(2)
PJM/MISO Gas	38	43	(5	)(3)
West	24	15	9	(4)
Other	23	4	19	(5)
Total	667	572	95

Other margin:
PJM Coal	42	21	21	(6)
MISO Coal	11	7	4
PJM/MISO Gas	79	31	48	(7)
West	107	122	(15	)(8)
Other	56	80	(24	)(9)
Total	295	261	34

Open wholesale gross margin	962	833	129

Operation and maintenance	(489)	(458)	(31	)(10)
Bad debt expense	2	2	—
Open wholesale contribution margin	475	377	98
Historical and operational wholesale hedges	(80)	(335)	255	(11)
Unrealized gains (losses) on energy derivatives	(80)	88	(168	)(12)
Total wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	$315	$130	$185

(1)   Increase primarily due to (a) higher open energy unit margins (higher power prices partially offset by higher fuel costs) and (b) higher economic generation.

(2)   Increase primarily due to (a) higher economic generation and (b) higher open energy unit margins (higher power prices).  These increases were partially offset by lower commercial capacity factor primarily due to higher planned outages in 2007.

(3)   Decrease primarily due to lower open energy unit margins (higher fuel costs partially offset by higher power prices).  This decrease was partially offset by higher economic generation.

(4)   Increase primarily due to higher economic generation related to increased merchant activity in 2007.

(5)   Increase primarily due to higher open energy unit margins (higher power prices partially offset by higher fuel costs).  This increase was partially offset due to the deconsolidation of Channelview on August 20, 2007.  See notes 1(b) and 13 to our interim financial statements.

(6)   Increase primarily due to (a) RPM capacity payments and (b) ancillary services.

(7)   Increase primarily due to (a) RPM capacity payments and (b) a reliability-must-run contract from May 2006 to July 2007.

(8)   Decrease primarily due to (a) fewer selective commercial hedge activities and (b) lower revenue from power purchase agreements.  These decreases were partially offset by higher capacity payments.

(9)   Decrease primarily due to (a) lower revenues from capacity payments and (b) the deconsolidation of Channelview on August 20, 2007.  See notes 1(b) and 13 to our interim financial statements.

(10) Increase primarily due to (a) $18 million increase in planned outages and maintenance spending and (b) $12 million increase in services and support primarily due to strategic initiatives for improving plant performance ($9 million).

(11) Increase primarily due to (a) $125 million decrease in losses on closed power hedges and (b) $124 million in higher margins on natural gas transportation and storage contracts.

(12) Decrease primarily due to (a) $126 million loss due to changes in prices on our derivatives marked to market and (b) $53 million reduction in gains on energy derivatives which settled during the period.

Other General and Administrative.

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)

Salaries and benefits	$67	$68	$(1)
Professional fees, contract services and information systems maintenance	27	21	6
Rent and utilities	16	15	1
Legal costs	11	8	3
Costs in connection with Channelview’s reorganization	2	—	2
Other, net	8	7	1
Other general and administrative	$131	$119	$12

Western States and Similar Settlements.  See note 10(a) to our interim financial statements.

Gains on Sales of Assets and Emission Allowances, Net.

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)

Equipment	$18	$—	$18
Emission allowances	1	159	(158	)(1)
Gains on sales of assets and emission allowances, net	$19	$159	$(140)

(1)          See “Business — Environmental Matters — Air Quality — NOx and SO2 Emissions” in our Form 10-K.

Depreciation and Amortization.

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)

Depreciation on plants	$212	$184	$28	(1)
Depreciation on information systems	27	38	(11	)(2)
Other, net — depreciation	5	4	1
Depreciation	244	226	18
Amortization of emission allowances	77	51	26	(3)
Other, net — amortization	3	3	—
Amortization	80	54	26
Depreciation and amortization	$324	$280	$44

(1)          Increase primarily due to early retirements of plant components when replacement components are installed (from $3 million in 2006 to $27 million in 2007).

(2)          Decrease primarily due to information systems assets being fully depreciated.

(3)          Increase primarily due to higher average cost of SO2 allowances purchased and used.

Income of Equity Investment, Net.

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)

Sabine Cogen, LP	$4	$4	$—
Income of equity investment, net	$4	$4	$—

Debt Extinguishments.  See note 6(b) to our interim financial statements.

Other, Net.  Other, net did not change significantly.

Interest Expense.

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)

Fixed-rate debt	$177	$187	$(10	)(1)
Deferred financing costs	48	12	36	(2)
Variable-rate debt	14	72	(58	)(3)
Fees for MWh’s delivered under credit-enhanced retail structure(4)	20	—	20
Channelview	16	19	(3	)(5)
Financing fees expensed	11	18	(7)
Unrealized losses on derivatives	5	8	(3)
Capitalized interest	(3)	—	(3)
Amortization of fair value adjustment of acquired debt	(8)	(7)	(1)
Other, net	3	3	—
Interest expense	$283	$312	$(29)

(1)          Decrease primarily due to decrease in balances.

(2)          See note 6(b) to our interim financial statements.

(3)          Decrease primarily due to $60 million due to decrease in balances, partially offset by $2 million due to increase in rates.

(4)          See note 7 to our consolidated financial statements in our Form 10-K.

(5)          Decrease primarily due to the deconsolidation of Channelview on August 20, 2007.  See notes 1(b) and 13 to our interim financial statements.

Interest Income.

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)

Interest on temporary cash investments	$17	$4	$13	(1)
Net margin deposits	7	19	(12	)(2)
Interest income	$24	$23	$1

(1)          Increase primarily due to increase in cash and cash equivalents due to (a) the return of net margin deposits as a result of the credit-enhanced retail structure that became effective on December 1, 2006 and (b) cash flow from operations.  See note 7 to our consolidated financial statements in our Form 10-K.

(2)          Decrease primarily due to the credit-enhanced retail structure that became effective on December 1, 2006.  See note 7 to our consolidated financial statements in our Form 10-K.

Income Tax Expense (Benefit).  See note 8 to our interim financial statements.

Loss from Discontinued Operations.  See note 13 to our interim financial statements.

Liquidity and Capital Resources

In June 2007, we refinanced a significant portion of our senior secured debt.  See “— Business Overview — Recent Events” and note 6 to our interim financial statements.

During the nine months ended September 30, 2007, we generated $332 million in operating cash flows from continuing operations including the changes in margin deposits of $201 million (cash inflow) and $57 million in payments relating to the Western states and similar settlements (cash outflow).  See “— Historical Cash Flows” for further detail of our cash flows from operating activities and explanation around our $140 million use of cash from investing activities and $256 million use of cash from financing activities.

As of October 31, 2007, we had total available liquidity of $1.3 billion, comprised of unused borrowing capacity, letters of credit capacity and cash and cash equivalents.  Of this amount, $300 million is only available to our Texas retail business.

See “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of our Form 10-K and note 6 to our consolidated financial statements in our Form 10-K.

Credit Risk

By extending credit to our counterparties, we are exposed to credit risk.  As of September 30, 2007, our derivative assets and accounts receivable from our wholesale energy and retail energy power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, are:

Credit Rating Equivalent	Exposure Before Collateral(1)	Credit Collateral Held	Exposure Net of Collateral	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	(dollars in millions)

Investment grade	$215	$(17)	$198	1	$91
Non-investment grade	254	(1)	253	2	232
No external ratings:
Internally rated — Investment grade	46	—	46
Internally rated — Non-investment grade	12	(3)	9
Total	$527	$(21)	$506	3	$323

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

As of September 30, 2007, two non-investment grade counterparties and one investment grade counterparty represented 44% ($232 million) and 17% ($91 million), respectively, of our credit exposure.  As of December 31, 2006, two non-investment grade counterparties represented 53% ($359 million) of our credit exposure.  As of September 30, 2007 and December 31, 2006, we held no collateral from these counterparties.  We have established credit reserves for these non-investment grade counterparties.  There were no other counterparties representing greater than 10% of our credit exposure.

Off-Balance Sheet Arrangements

As of September 30, 2007, we have no off-balance sheet arrangements.

Historical Cash Flows

Cash Flows — Operating Activities

	Nine Months Ended September 30,
	2007		2006	Change
	(in millions)

Operating income (loss)	$505		$(11)	$516
Depreciation and amortization	324		280	44
Gains on sales of assets and emission allowances, net	(19)		(159)	140
Net changes in energy derivatives	(127	)(1)	352 (2)	(479)
Western states and similar settlements	—		35	(35)
Western states and similar settlements payments	(35)		(160)	125
Margin deposits, net	201		220	(19)
Change in accounts and notes receivable and accounts payable, net	(196)		(162)	(34)
Net option premiums purchased	(23)		(44)	21
Settlements of exchange transactions prior to contractual period(3)	(8)		(81)	73
Interest payments	(219)		(279)	60
Income tax payments, net of refunds	(28)		(40)	12
Other, net	(43)		89	(132)
Net cash provided by continuing operations from operating activities	332		40	292
Net cash used in discontinued operations from operating activities	(4)		(45)	41
Net cash provided by (used in) operating activities	$328		$(5)	$333

(1)          Includes unrealized gains on energy derivatives of $168 million.

(2)          Includes unrealized losses on energy derivatives of $280 million.

(3)          Represents exchange transactions financially settled within three business days prior to the contractual delivery month.

Cash Flows — Investing Activities

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)

Capital expenditures	$(135)	$(64)	$(71	)(1)
Proceeds from sales of emission allowances	7	205	(198)
Proceeds from sales of assets, net	30	1	29
Purchases of emission allowances	(52)	(12)	(40)
Restricted cash	5	17	(12)
Other, net	5	6	(1)
Net cash provided by (used in) continuing operations from investing activities	(140)	153	(293)
Net cash provided by discontinued operations from investing activities	—	968	(968)
Net cash provided by (used in) investing activities	$(140)	$1,121	$(1,261)

(1)          Increase primarily due to environmental capital expenditures at two of our facilities beginning in 2007 and major maintenance capital expenditures at another facility.

Cash Flows — Financing Activities

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions)

Proceeds from issuance of senior unsecured notes	$1,300	$—	$1,300
Payments of senior secured notes	(1,087)	—	(1,087)
Payments of senior secured term loans	(400)	(321)	(79)
Net payments of senior secured revolver	—	(194)	194
Payments of Channelview term loans	(10)	(10)	—
Net borrowings from Channelview revolving working capital facility	7	5	2
Proceeds from issuances of stock	39	21	18
Payments of financing costs	(31)	—	(31)
Payments of debt extinguishment costs	(72)	—	(72)
Other, net	(2)	—	(2)
Net cash used in continuing operations from financing activities	(256)	(499)	243
Net cash used in discontinued operations from financing activities	—	(638)	638
Net cash used in financing activities	$(256)	$(1,137)	$881

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

Non-Trading Market Risks

Commodity Price Risk

As of September 30, 2007, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending September 30, 2008	Remainder of 2008	2009	2010	2011	2012 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$(20)	$(3)	$(3)	$(4)	$(5)	$8	$(27)
Prices provided by other external sources	(251)	(66)	35	(3)	—	—	(285)
Prices based on models and other valuation methods	(51)	(8)	(32)	4	2	(16)	(101)
Total mark-to-market non-trading derivatives	(322)	(77)	—	(3)	(3)	(8)	(413)
Cash flow hedges(1)	(87)	(14)	(34)	(34)	(31)	(18)	(218)
Total	$(409)	$(91)	$(34)	$(37)	$(34)	$(26)	$(631)

(1)          As of September 30, 2007, all previously designated cash flow hedges have been de-designated.  See note 5 to our interim financial statements.

A hypothetical 10% movement in the underlying energy prices would have the following potential gain (loss) impacts on our non-trading derivatives:

As of	Market Prices	Fair Value of Cash Flow Hedges	Earnings Impact of Other Derivatives	Total Potential Loss in Fair Value
		(in millions)

September 30, 2007	10% decrease	$—	$(316)	$(316)
December 31, 2006	10% decrease	33	(328)	(295)

Interest Rate Risk

We remain subject to the benefits or losses associated with movements in market interest rates related to certain variable rate debt and margin deposits, which are most vulnerable to changes in the federal funds rate.  As we deconsolidated Channelview on August 20, 2007 and have no borrowings under our senior secured revolver or retail working capital facility, we have no variable rate debt outstanding as of September 30, 2007.

We assess interest rate risks using a sensitivity analysis that measures the potential change in our interest expense based on a hypothetical one percentage point movement in the underlying variable interest rate indices.  If interest rates increased/decreased by one percentage point, our interest expense would have increased/decreased for the twelve months ended September 30, 2007 and December 31, 2006 by $7 million and $15 million, respectively, and our interest expense, net of interest income, would have increased/decreased by $1 million and $8 million, respectively.

We estimated these amounts by considering the impact of hypothetical changes in interest rates on our variable-rate debt adjusted for:  cash and cash equivalents and net margin deposits outstanding at the respective balance sheet dates.

If interest rates decreased by one percentage point from their September 30, 2007 and December 31, 2006 levels, the fair market values of our fixed-rate debt would have increased by $217 million and $189 million, respectively.

Trading Market Risks

As of September 30, 2007, the fair values of the contracts related to our legacy trading positions and recorded as net derivative assets and liabilities are:

Source of Fair Value	Twelve Months Ending September 30, 2008	Remainder of 2008	2009	2010	2011	2012 and thereafter	Total fair value
	(in millions)

Prices actively quoted	$(31)	$(11)	$(12)	$—	$—	$—	$(54)
Prices provided by other external sources	39	14	14	—	—	—	67
Prices based on models and other valuation methods	(1)	—	—	—	—	—	(1)
Total	$7	$3	$2	$—	$—	$—	$12

Our consolidated realized and unrealized margins relating to these positions are (income (loss)):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)

Realized	$1	$(2)	$4	$(6)
Unrealized	7	11	4	25
Total	$8	$9	$8	$19

An analysis of these net derivative assets and liabilities is:

	Nine Months Ended September 30,
	2007		2006
	(in millions)
Fair value of contracts outstanding, beginning of period	$9		$(20)
Contracts realized or settled	(7	)(1)	—	(2)
Changes in valuation techniques	—		(8)
Changes in fair values attributable to market price and other market changes	10		36
Fair value of contracts outstanding, end of period	$12		$8

(1)          Amount includes realized gain of $4 million and deferred settlements of $3 million.

(2)          Amount includes realized loss of $6 million offset by deferred settlements of $6 million.

The daily value-at-risk for our legacy trading positions is:

	2007(1)	2006
	(in millions)

As of September 30	$2	$1
Three months ended September 30:
Average	3	2
High	4	2
Low	2	1
Nine months ended September 30:
Average	3	3
High	5	7
Low	2	1

(1)          The major parameters for calculating daily value-at-risk remain the same during 2007 as disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of September 30, 2007, the end of the period covered by this Form 10-Q.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See note 10 to our interim financial statements in this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2007, we issued 933,929 shares of unregistered common stock pursuant to cashless warrant exercises and no shares of unregistered common stock for cash pursuant to warrant exercises, in each case under an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS

Exhibits.

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT ENERGY, INC.
(Registrant)

November 8, 2007	By:	/s/ Thomas C. Livengood
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

1.1	Underwriting Agreement among Reliant Energy, Inc., Goldman, Sachs & Co., as representative of the several underwriters named therein and M. R. Beal & Company, as qualified independent underwriter, dated as of June 6, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 12, 2007	1-16455	1.1

3.1	Third Restated Certificate of Incorporation	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	3.1

3.2	Third Amended and Restated Bylaws	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007	1-16455	3.3

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

+10.1A

Amended and Restated Credit Sleeve and Reimbursement Agreement among Reliant Energy Power Supply, LLC, the Guarantors listed therein, Merrill Lynch Commodities, Inc. and Merrill Lynch & Co., Inc., dated as of August 1, 2007

+10.1B

Schedules and Exhibits to the Amended and Restated Credit Sleeve and Reimbursement Agreement dated as of August 1, 2007 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)

+*10.2	2002 Long-Term Incentive Plan Long Term Incentive Award Agreement for Rick J. Dobson

+*10.3	Change in Control Agreement among Reliant Energy, Inc., Reliant Energy Corporate Services, LLC and Rick J. Dobson effective as of October 29, 2007

+31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

+31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002