Form 10-K
period 2007-12-31
RELIANT ENERGY INC
filed 2008-02-26
CIK 1126294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-16455

Reliant Energy, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0655566
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Main Street	(713) 497-3000
Houston, Texas 77002 (Address and Zip Code of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share, and associated	New York Stock Exchange
rights to purchase Series A Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,169,562,460 (computed by reference to the closing sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 15, 2008, the registrant had 345,358,284 shares of common stock outstanding and no shares of common stock were held by the registrant as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2007, are incorporated by reference into Part III of this Form 10-K.

i

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	43
Item 11.	Executive Compensation	43
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 13.	Certain Relationships and Related Transactions, and Director Independence	43
Item 14.	Principal Accountant Fees and Services	43

PART IV
Item 15.	Exhibits and Financial Statement Schedules	44
Form of Change in Control Agreement
Form for Change in Control Agreement
Form of 2002 Long-Term Incentive Plan
Form of 2002 Long-Term Incentive Plan
2002 Long-Term Incentive Plan / Long-Term Incentive Award Agmt
2002 Long-Term Incentive Plan / Long-Term Incentive Award Agmt
Annual Base Salaries of Named Executive Officers
Asset Purchase Agreement
Ratio of Earnings from Continuing Operations to Fixed Charges
Subsidiaries
Consent of KPMG LLP
Consent of Deloitte & Touche LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 1350

Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that contain projections, assumptions or estimates about our revenues, income, capital structure and other financial items, our plans and objectives for future operations or about our future economic performance, transactions and dispositions and financings and approvals related thereto. In many cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking.

Actual results may differ materially from those expressed or implied by the forward-looking statements as a result of many factors or events, including, but not limited to, the following:

•	Demand and market prices for electricity, purchased power and fuel and emission allowances;

•	Limitations on our ability to set rates at market prices;

•	Legislative, regulatory and/or market developments;

•	Our ability to obtain adequate fuel supply and/or transmission and distribution services;

•	Interruption or breakdown of our generating equipment and processes;

•	Failure of third parties to perform contractual obligations;

•	Changes in environmental regulations that constrain our operations or increase our compliance costs;

•	Failure by transmission system operators to communicate operating and system information properly and timely;

•	Failure to meet our debt service, collateral postings and obligations related to our credit-enhanced retail structure;

•	Ineffective hedging and other risk management activities;

•	Changes in the wholesale energy market or in our evaluation of our generation assets;

•	The outcome of pending or threatened lawsuits, regulatory proceedings, tax proceedings and investigations;

•	Weather-related events or other events beyond our control;

•	The timing and extent of changes in commodity prices and interest rates;

•	Our ability to attract and retain retail customers and to adequately forecast their energy needs and usage; and

•	Financial market conditions and our access to capital.

Other factors that could cause our actual results to differ from our projected results are discussed or referred to in Item 1A of this report. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TECHNICAL TERMS

Cal ISO	California Independent System Operator.

capacity	Energy that could have been generated at continuous full-power operation during the period.

capacity factor	The ratio of actual net electricity generated to capacity.

CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries, prior to August 31, 2002.

Channelview	Reliant Energy Channelview LP, Reliant Energy Channelview (Texas) LLC, Reliant Energy Channelview (Delaware) LLC and Reliant Energy Services Channelview LLC.

CO2	Carbon dioxide.

commercial capacity factor	Generation divided by economic generation.

contribution margin	Revenues less (a) cost of sales, (b) operation and maintenance, (c) selling and marketing and (d) bad debt expense.

EBITDA	Earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization expense.

economic generation	Estimated generation at 100% plant availability based on an hourly analysis of when it is economical to generate based on the price of power, fuel, emission allowances and variable operating costs.

EITF	Emerging Issues Task Force.

EPA	United States Environmental Protection Agency.

ERCOT	Electric Reliability Council of Texas.

ERCOT ISO	ERCOT Independent System Operator.

ERCOT Region	The electric market operated by ERCOT.

FASB	Financial Accounting Standards Board.

FERC	Federal Energy Regulatory Commission.

GAAP	Accounting principles generally accepted in the United States of America.

gross margin	Revenues less cost of sales. Gross margin excludes depreciation, amortization, labor and other product costs.

GWh	Gigawatt hour.

ISO	Independent system operator.

LIBOR	London Inter Bank Offering Rate.

market usage adjustments	The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage based on initial usage information provided by the independent system operators and the distribution companies. We revise these estimates and record any changes in the period as additional settlement information becomes available (collectively referred to as “market usage adjustments”).

MISO	Midwest Independent Transmission System Operator, which is an RTO.

MW	Megawatt.

MWh	Megawatt hour.

net generating capacity	The average of a facility’s summer and winter generating capacities, net of auxiliary power.

NOx	Nitrogen oxides.

NYMEX	New York Mercantile Exchange.

Orion Power	Orion Power Holdings, Inc. and its subsidiaries.

PEDFA	Pennsylvania Economic Development Financing Authority.

PJM	PJM Interconnection, LLC, which is an RTO.

PJM Market	The wholesale and retail electric market operated by PJM primarily in Delaware, the District of Columbia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia.

PUCT	Public Utility Commission of Texas.

REMA	Reliant Energy Mid-Atlantic Power Holdings, LLC and its subsidiaries.

RERH Holdings	RERH Holdings, LLC and its subsidiaries.

RPM	Model utilized by the PJM Interconnection, LLC to meet load serving entities’ forecasted capacity obligations via a forward-looking commitment of capacity resources.

RTO	Regional transmission organization.

SEC	United States Securities and Exchange Commission.

SO2	Sulfur dioxide.

v

PART I

Item 1.	Business

General

We provide electricity and energy services to retail and wholesale customers through two business segments.

•	Retail energy—provides electricity and energy services to more than 1.8 million retail electricity customers in Texas, including residential and small business customers and commercial, industrial and governmental/institutional customers. Our next largest market is the PJM Market, where we serve commercial, industrial and governmental/institutional customers. We regularly evaluate entering additional markets.

•	Wholesale energy—provides electricity and energy services in the competitive wholesale energy markets in the United States through our ownership and operation of or contracting for power generation capacity. As of December 31, 2007, we had approximately 16,000 MW of power generation capacity.

For information about our corporate history, business segments and disposition activities, see notes 1, 18, 20, 21 and 22 to our consolidated financial statements and “Selected Financial Data” in Item 6 of this Form 10-K.

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

Our retail business for residential and small business customers is primarily concentrated in Texas. Based on metered locations, as of December 31, 2007, we had approximately 1.6 million residential and 147,000 small business customers, making us the second largest mass market electricity provider in Texas. Approximately 65% of our Texas customers are in the Houston area. We also have customers in other Texas cities, including Dallas, Ft. Worth and Corpus Christi.

In Texas and the PJM Market, we market electricity and energy services to commercial, industrial and governmental/institutional customers. These customers include refineries, chemical plants, manufacturing facilities, hospitals, universities, governmental agencies, restaurants and other facilities. Based on metered locations, as of December 31, 2007, we had approximately 93,000 commercial, industrial and governmental/institutional customers.

During 2007, we began to pilot residential and small business products and services in Texas that use advanced technology to help reduce customer consumption during peak usage periods. “Smart Energy” products are expected to lower our supply and operating costs, moderate consumer bills, reduce emissions and enhance our position as a retail market leader.

Under our supply strategy for our retail business, we structure our supply portfolio to match our load demands by procuring sufficient power prior to or concurrent with entering into retail sales commitments. Because of our credit-enhanced retail structure with a third party credit provider, we are not required to post collateral for our retail supply purchases.

Operations Data

See discussion of our retail energy strategy in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview” in Item 7 of this Form 10-K. See discussion of “—Competition and Seasonality” below and in “Risk Factors” in Item 1A of this Form 10-K.

	2007	2006	2005
	(gigawatt hours)

Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	13,516	15,447	18,029
Non-Houston	8,361	7,955	6,504
Small Business:
Houston	3,035	3,587	3,640
Non-Houston	1,433	1,375	891

Total Mass	26,345	28,364	29,064
Commercial and Industrial:
ERCOT(1)	36,926	33,393	32,309
Non-ERCOT	4,680	5,572	6,152

Total Commercial and Industrial	41,606	38,965	38,461
Market usage adjustments	(67)	8	(250)

Total	67,884	67,337	67,275

(1)	These volumes include customers of the Texas General Land Office for whom we provide services.

	2007	2006	2005
	(in thousands, metered locations)

Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	1,056	1,164	1,256
Non-Houston	563	504	390
Small Business:
Houston	116	132	139
Non-Houston	36	29	17

Total Mass	1,771	1,829	1,802
Commercial and Industrial:
ERCOT(1)	87	74	70
Non-ERCOT	2	1	2

Total Commercial and Industrial	89	75	72

Total	1,860	1,904	1,874

(1)	Includes customers of the Texas General Land Office for whom we provide services.

	December 31,
	2007	2006
	(in thousands, metered locations)

Retail Customers:
Mass:
Residential:
Houston	1,016	1,095
Non-Houston	555	547
Small Business:
Houston	109	124
Non-Houston	38	33

Total Mass	1,718	1,799
Commercial and Industrial:
ERCOT(1)	91	75
Non-ERCOT	2	1

Total Commercial and Industrial	93	76

Total	1,811	1,875

(1)	Includes customers of the Texas General Land Office for whom we provide services.

Wholesale Energy

As of December 31, 2007, we owned, had an interest in or leased 38 operating electric power generation facilities with an aggregate net generating capacity of 16,337 MW in five regions of the United States. The net generating capacity of these facilities consists of approximately 42% base-load, 34% intermediate and 24% peaking capacity.

We sell electricity and energy services from our generation portfolio in hour-ahead, day-ahead and forward markets in bilateral and ISO markets. We sell these products to investor-owned utilities, municipalities, cooperatives and other companies that serve end users or purchase power at wholesale for resale. We obtain transmission and distribution services for our power generation from ERCOT, various RTOs, utilities and municipalities. Because our facilities are not subject to traditional cost-based regulation, we can generally sell electricity at market-determined prices. The following table identifies the principal markets where we own, lease or have under contract wholesale generation assets:

Region	Principal Markets

PJM	Illinois, New Jersey and Pennsylvania
MISO	Illinois, western Pennsylvania and Ohio
Southeast	Florida, Mississippi and Texas (non-ERCOT)
West	California and Nevada
ERCOT	Texas (ERCOT)

Through the PJM Market’s reliability pricing model auctions, we have committed approximately 6,400 MW of capacity through the planning year ending May 2011. We expect that a substantial portion of our capacity that clears a PJM auction will continue to be committed to the PJM Market up to three years in advance. Revenue from these capacity sales is determined by market rules designed to ensure regional reliability, encourage competition and reduce price volatility. The California Public Utility Commission and Cal ISO are considering possible enhancements to existing resource adequacy requirements, including alternatives similar to capacity markets designed in New England and PJM.

To ensure adequate fuel supplies, we contract for natural gas, coal and fuel oil for our generation facilities. For our natural gas-fired plants, we also arrange for, schedule and balance natural gas from our suppliers and through transporting pipelines. To perform these functions, we lease natural gas transportation and storage capacity.

In February 2006, we completed an evaluation of our wholesale energy segment’s hedging strategy and use of capital. As a result of our evaluation, we substantially reduced hedging activity.

The following table describes our electric power generation facilities as of December 31, 2007:

	Number of		Net Generating
	Generation		Capacity
Region	Facilities		(MW)		Fuel Type	Dispatch Type

PJM(1)	22		7,298		Coal/Gas/Oil/Dual	Base-load/Intermediate/Peaking
MISO	4		1,678		Coal/Gas/Oil	Base-load/Intermediate/Peaking
Southeast(2)(3)	5		2,541		Gas/Dual	Base-load/Intermediate/Peaking
West	6		3,990		Gas/Dual	Base-load/Intermediate/Peaking
ERCOT	1	(4)	830	(4)	Gas	Base-load

Total	38		16,337

(1)	We lease a 100%, 16.67% and 16.45% interest in three Pennsylvania facilities having 572 MW, 1,711 MW and 1,712 MW of net generating capacity, respectively, through facility lease agreements expiring in 2026, 2034 and 2034, respectively. The table includes our net share of the capacity of these facilities.

(2)	We own a 50% interest in one of these facilities having a net generating capacity of 108 MW. An unaffiliated party owns the other 50%. The table includes our net share of the capacity of this facility.

(3)	We are party to a tolling agreement entitling us to 100% of the capacity of a Florida facility having 630 MW of net generating capacity. This tolling agreement expires in 2012 and is treated as an operating lease for accounting purposes.

(4)	Represents Channelview, which we deconsolidated on August 20, 2007 due to its bankruptcy filings. See notes 1 and 21 to our consolidated financial statements.

Operations Data

See discussion of our wholesale energy strategy in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Business Overview” in Item 7 of this Form 10-K.

	2007		2006		2005
	GWh	% Economic(1)	GWh	% Economic(1)	GWh	% Economic(1)

Economic Generation(2):
PJM Coal	23,886.2	82%	23,541.9	81%	23,152.2	81%
MISO Coal	7,998.3	73%	6,525.1	59%	7,047.2	63%
PJM/MISO Gas	1,584.2	5%	1,011.1	4%	1,562.9	6%
West	3,711.8	13%	2,833.3	11%	2,032.0	9%
Other	3,802.2	48%	5,731.1	86%	6,005.9	56%

Total	40,982.7	39%	39,642.5	39%	39,800.2	39%

Commercial Capacity Factor:
PJM Coal	82.4%	82.9%	78.9%
MISO Coal	69.0%	85.5%	83.3%
PJM/MISO Gas	91.2%	91.9%	77.1%
West	95.5%	86.1%	95.9%
Other	91.9%	91.9%	91.1%

Total	82.2%	85.1%	82.3%

Generation(2):
PJM Coal	19,677.1	19,522.3	18,259.3
MISO Coal	5,518.0	5,577.7	5,871.4
PJM/MISO Gas	1,444.0	929.3	1,205.5
West	3,543.9	2,439.0	1,948.5
Other	3,493.6	5,268.8	5,474.3

Total	33,676.6	33,737.1	32,759.0

Open Energy Unit Margin ($/MWh)(3):
PJM Coal	$30.95	$27.15	$35.11
MISO Coal	29.18	21.69	33.89
PJM/MISO Gas	34.63	47.35	50.60
West	5.64	4.92	NM (4)
Other	6.87	0.76	4.93

Total weighted average	$25.66	$21.07	$28.02

(1)	Represents economic generation (hours) divided by maximum generation hours (maximum plant capacity multiplied by 8,760 hours).

(2)	Excludes generation related to power purchase agreements, including tolling agreements.

(3)	Represents open energy gross margin divided by generation volume. Open energy gross margin is a non-GAAP measure as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

(4)	NM is not meaningful.

Regulation

Texas

We are certified by the PUCT to provide retail electric service in Texas. We sell electricity in the competitive areas of ERCOT to customers at unregulated prices. Our activities in Texas are subject to standards and regulations adopted by ERCOT. See “Risk Factors” in Item 1A of this Form 10-K.

Until January 1, 2007, we were required to make electricity available to Houston area residential and small business customers at the PUCT-approved “price-to-beat.” Any residential “price-to-beat” customers who did not select an alternative product by December 31, 2006 continued being served under our residential services plan.

Other States

We are certified in Delaware and Illinois to supply retail electric service to commercial and industrial customers in those states. Our retail activities in Delaware and Illinois are subject to standards and regulations adopted by PJM and each state’s utility commission.

We operate electric generation facilities in regions administered by PJM, Cal ISO and MISO. These ISOs operate under FERC-approved market rules. The market rules include price limits or caps applicable to all generators and numerous other FERC-approved requirements relative to the manner in which we must operate our generating facilities.

Federal Energy Regulatory Commission

A number of our subsidiaries are public utilities under the Federal Power Act and are subject to FERC rules and oversight regulations. As public utilities, these subsidiaries sell power at either market-based rates (if FERC has granted market-based rate authority) or cost-based rates. Each of these subsidiaries has been granted market-based rate authority, although a limited number of services sold by some of them are sold at cost-based rates.

Competition and Seasonality

The retail and wholesale energy industries are intensely competitive. Our competitors include merchant energy companies, utilities, retail electric service providers and other companies, including in recent years companies owned by investment banking firms, hedge funds and private equity funds. Our principal competitors in the retail electricity markets outside of Houston are typically incumbent retail electric providers, which have the advantage of long-standing relationships with customers. In general, competition in the retail and wholesale energy markets is on the basis of price, service, brand image and product offerings, as well as market perceptions of creditworthiness. For additional information on the effect of competition and for a discussion of how seasonality impacts our business, see “Risk Factors” in Item 1A of this Form 10-K and note 17 to our consolidated financial statements.

Environmental Matters

We are subject to numerous federal, state and local requirements relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including the discharge of compounds into the air, water and soil; the proper handling of solid, hazardous and toxic materials and waste; noise and safety and health standards applicable to the workplace.

Based on existing regulations, our market outlook, and our current assessment of the costs of labor and materials and the state of evolving technologies, we estimate that we will invest approximately $261 million in 2008, $115 million in 2009 and $33 million to $338 million in 2010 through 2014 on projects to reduce our emission levels and lessen the environmental impact of our operations. These amounts include $39 million for future ash landfill expansions from 2008 through 2014. As described below, a significant amount of these expenditures relate to our election to upgrade the SO2 emissions controls at some of our facilities.

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

These regulations require us to provide an allowance for each ton of NOx and SO2 that we emit under a cap-and-trade program. We maintain emission allowances that at a minimum correspond with forward power sales. In general, we do not have emission allowances for all of our generation. We purchase emission allowances, as needed, to correspond with our generation of electricity.

We have undertaken studies to evaluate possible impacts of the Clean Air Interstate Rule and similar legislative and regulatory proposals, which will primarily affect our coal-fired facilities in the Eastern United States. Based on an economic analysis that includes plant operability, changes in the emission allowances market, potential impact of state-imposed regulations and our estimates at this time of capital expenditures, we have elected to invest $217 million in 2008, $51 million in 2009 and an estimated $26 million to $304 million in 2010 through 2013 to principally reduce our emissions of SO2.

Mercury Emissions

In March 2005, the EPA finalized the Clean Air Mercury Rule (CAMR), a national rule designed to reduce mercury emissions from coal plants in two phases through a cap-and-trade system. CAMR targets phase I reductions of approximately 30% in 2010 and phase II reductions of approximately 70% in 2018.

States are permitted to adopt regulations that conform to CAMR or adopt their own mercury regulations that are stricter than CAMR. Ohio has adopted regulations implementing CAMR. Pennsylvania has finalized stricter regulations for mercury emissions. Pennsylvania’s program generally requires mercury reductions on a facility basis in two phases, with 80% reductions in 2010 and 90% reductions in 2015.

Several states initiated litigation targeting CAMR, in particular to require mercury control on a facility basis, instead of through a cap-and-trade system. In February 2008, a federal appeals court struck down CAMR as unlawful. The outcome of this ruling on Ohio and some other state regulations is uncertain, but it may impact our ultimate requirements to control mercury. Pennsylvania is expected to continue implementation of its program.

Our preliminary estimate of capital expenditures to comply primarily with the first phase of Pennsylvania’s mercury control program is $88 million to $103 million for 2008 through 2010. Our analysis and evaluation of alternatives for compliance with the second phase of Pennsylvania’s program, including potential capital expenditures for controls, is underway.

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

Greenhouse Gas Emissions

There is increasing focus within the United States over the direction of domestic climate change policy. Several states in the northeastern, midwestern and western United States, are increasingly active in developing state-specific or regional regulatory initiatives to stimulate CO2 emission reductions in the electric power generation industry and other industries. The United States Congress is considering numerous bills that would impose mandatory limitation of CO2 and other greenhouse gas emissions for the domestic power generation sector. The specific impact on our business will depend upon the form of emissions-related legislation or regulations ultimately adopted by the federal government or states in which our facilities are located. Ten northeastern states, including New Jersey and Maryland, have formed the Regional Greenhouse Gas Initiative, or RGGI, which requires power generators to reduce CO2 emissions by ten percent by 2019, beginning in 2009. California adopted legislation designed to reduce greenhouse gas emissions to 25% below 1990 levels by 2020, beginning in 2012.

In addition, the EPA has announced plans to consider regulations to address CO2 emissions as part of the Clean Air Act’s New Source Review program. Individual states may also begin to take into account CO2 emissions when considering permits to construct or modify significant sources of emissions.

In September 2007, we joined the Chicago Climate Exchange, a voluntary greenhouse gas registry, reduction and trading system. By joining the exchange, we have committed to reduce our greenhouse gas emissions to six percent below the average of our 1998-2001 levels by 2010. We expect to satisfy our reduction targets through previously implemented unit retirements and capacity factor reductions and ongoing heat rate improvement efforts and transacting on the exchange.

Water Quality

In July 2007, the EPA suspended its 2004 regulations relating to cooling water intake structures at large existing power plants pending further rulemaking. This action was in response to the Second Circuit Court of Appeals’ January 2007 remand of the 2004 regulations. The EPA retained interim requirements that associated intakes employ best technology available controls as determined on a plant-by-plant, best professional judgment basis.

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

We do not believe we have any material liabilities or obligations under the Comprehensive Environmental Response Corporation and Liability Act of 1980 or similar state laws. These laws impose clean up and restoration liability on owners and operators of facilities from or at which there has been a release or threatened release of hazardous substances, together with those who have transported or arranged for the disposal of those substances.

Employees

As of December 31, 2007, we had 3,698 full-time and part-time employees. Of these employees, 1,085 are covered by collective bargaining agreements, which expire on various dates from April 30, 2008 through April 30, 2012. The following table sets forth the number of our employees as of December 31, 2007:

Segment
Retail energy	1,161
Wholesale energy	1,976
Other operations	561

Total	3,698

Executive Officers

Name	Age(1)	Present Position

Mark M. Jacobs	45	President and Chief Executive Officer
Brian Landrum	45	Executive Vice President and Chief Operating Officer
Rick J. Dobson	49	Executive Vice President and Chief Financial Officer
Charles S. Griffey	48	Senior Vice President, Market Design and Regulatory Affairs
D. Rogers Herndon	42	Senior Vice President, Strategic Planning and Business Development
Michael L. Jines	49	Senior Vice President, General Counsel and Corporate Secretary
Suzanne L. Kupiec	41	Senior Vice President, Risk and Structuring and Corporate Compliance Officer
Thomas C. Livengood	52	Senior Vice President and Controller
Albert H. Myres	44	Senior Vice President, Government and Public Affairs
Karen D. Taylor	50	Senior Vice President, Human Resources and Chief Diversity Officer

(1)	Age is as of February 1, 2008.

Mark M. Jacobs has served as our President and Chief Executive Officer since May 2007. Prior to that, he served as our Executive Vice President and Chief Financial Officer from July 2002 to October 2007.

Brian Landrum has served as our Executive Vice President and Chief Operating Officer since May 2007. Prior to that, he served as our Executive Vice President, Operations from February 2006 to May 2007. He was Senior Vice President, Commercial and Retail Operations, IT from February 2005 to February 2006; Senior Vice President, Customer Operations and Information Technology from January 2004 to February 2005; President, Reliant Energy Retail Services from June 2003 to January 2004 and Senior Vice President, Retail Operations from August 2001 to May 2003.

Rick J. Dobson has served as our Executive Vice President and Chief Financial Officer since October 2007. Prior to that, he served as Senior Vice President and Chief Financial Officer of Novelis Inc., an international aluminum rolling and recycling company, from July 2006 to August 2007 and Senior Vice President and Chief Financial Officer of Aquila, Inc., an electric and natural gas distribution company that also owns and operates generation assets, from October 2002 to July 2006.

Charles S. Griffey has served as our Senior Vice President, Market Design and Regulatory Affairs since December 2007. Prior to that, he was Senior Vice President, Regulatory Affairs from February 2003 to December 2007 and Vice President, Regulatory Planning and Analysis from December 1998 to February 2003.

D. Rogers Herndon has served as our Senior Vice President, Strategic Planning and Business Development since November 2007. He was Senior Vice President, Commercial Operations and Origination from May 2006 to November 2007. Prior to that, he was a Managing Director for PSEG Energy Resources and Trade and from March 2002 to March 2003, he was Managing Director—Global Derivatives for Bank of America.

Michael L. Jines has served as our Senior Vice President, General Counsel and Corporate Secretary since May 2003. He was our Deputy General Counsel and Senior Vice President and General Counsel, Wholesale Group from March 2002 to May 2003.

Suzanne L. Kupiec has served as our Senior Vice President, Risk and Structuring since January 2004. In July 2007, she also began serving as our Corporate Compliance Officer. She was our Vice President and Chief Risk and Corporate Compliance Officer from June 2003 to January 2004. From 2000 until the time she joined us, she was a partner at Ernst & Young LLP, where she led its Energy Trading and Risk Management Practice serving both audit and advisory service clients.

Thomas C. Livengood has served as our Senior Vice President and Controller since May 2005. Prior to that, he served as our Vice President and Controller from August 2002 to May 2005.

Albert H. Myres has served as our Senior Vice President, Government and Public Affairs since December 2007. He served as Shell Oil Corporation’s Chief of Staff and Senior Advisor to the President and Country Chairman from August 2005 to December 2007 and Senior Advisor, Government Affairs from June 2002 to August 2005.

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

Certifications

We will timely provide the annual certification of our Chief Executive Officer to the New York Stock Exchange. We filed last year’s certification in June 2007. In addition, our Chief Executive Officer and Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Form 10-K.

Item 1A.	Risk Factors.

Risks Related to the Retail and Wholesale Energy Businesses

The financial results of our wholesale and retail energy segments are subject to market risks beyond our control.

Our results of operations, financial condition and cash flows are significantly impacted by the prevailing demand and market prices for electricity, purchased power, fuel and emission allowances over which we have no control. Market prices can fluctuate dramatically in response to many factors, including weather conditions; changes in the prices of related commodities; changes in law and regulation; regulatory intervention (including the imposition of price limitations, bidding rules or similar mechanisms); market illiquidity; transmission constraints; environmental limitations; generation unit outages; fuel supply issues; national and world-wide economic activity; and other events.

The markets in which we operate are relatively immature markets that are characterized by elements of both deregulated and regulated markets. Changes in the regulatory environment in which we operate could adversely affect our ability to set rates, or the cost, manner or feasibility of conducting our business.

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

The tightening of the supply and demand balance for electricity may result in significant long- and short-term price volatility in both our wholesale and retail businesses. Price volatility may result in legislative, regulatory or judicial initiatives intended to mitigate the impact of such volatility.

The permitting and construction of new generation facilities is a lengthy process. Additionally, the progressive tightening of environmental regulatory requirements and their reflection in permits and regulations may result in generation facilities being removed from service prior to their end of useful life or derated permanently or temporarily. As a result, there may be periods when the supply of electricity is reduced or constrained relative to the demand for electricity. During these periods the wholesale price and retail price of electricity may increase significantly. In response to this, legislators, regulators, consumers and others may seek legislative, regulatory or judicial relief in an attempt to control or limit the wholesale price and/or the retail price of electricity.

We depend on sources, facilities and systems that we do not own or control for our fuel and fuel supply and to deliver electricity to and bill our customers. Any disruption in these sources, facilities or systems could have an adverse effect on our business.

We depend on fuel sources and fuel supply facilities owned and operated by third parties to supply our generation plants. We depend on power transmission and distribution facilities and metering systems owned and operated by third parties to deliver electricity to our customers and provide energy usage data. If these sources, facilities or systems fail, are disrupted or become unavailable to us, we may be unable to generate and/or provide electricity, our cost of doing so may significantly increase and/or we may be subject to contractual or other penalties. In addition, inaccurate or untimely information from third parties could hinder our ability to bill customers and collect amounts owed. We also participate in regional power pools, reliability councils and transmission organizations and changes in the rules governing such groups and/or in the composition of such groups may have an adverse effect on our business. Participation in RTOs is voluntary, and transmission owning companies may exit an RTO so long as they do so in compliance with the applicable FERC tariffs and agreements and FERC approval.

The operation of generation facilities involves significant risks that could interrupt operations and increase our costs.

Ownership of generation assets exposes us to risks relating to the breakdown of equipment or processes; fuel supply or transportation interruptions; construction delays or cost overruns; shortages of or delays in obtaining equipment, material and labor; operational restrictions resulting from environmental limitations and governmental interventions; as well as other risks. In addition, many of our facilities are old and require significant maintenance expenditures. We are party to collective bargaining agreements with labor unions at several of our plants. If our workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption in our operations and higher ongoing labor costs. Similarly, we have an aging workforce at a number of our plants creating potential knowledge and expertise gaps as those workers retire. If we are unable to secure fuel, we will not be able to run our generation units. Construction delays could cause extended and/or unplanned outages of our generation facilities. If a generation unit fails or is unavailable, we may have to purchase replacement power from third parties at higher prices. We have insurance, subject to limits and deductibles, covering some types of physical damage and business interruption related to our generation units. However, this insurance may not always be available on commercially reasonable terms. In addition, there is no assurance that insurance proceeds will be sufficient to cover all losses, insurance payments will be timely made or the policies themselves will be free of substantial deductibles.

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

Our wholesale energy business is subject to extensive and evolving environmental regulations, particularly our coal- and oil-fired generation facilities. We incur significant costs in complying with these regulations and, if we fail to comply, could incur significant penalties. Our cost estimates for compliance with environmental regulations are based on our current assessment of the cost of labor and materials and the state of evolving technologies. Changes to the preceding factors, revisions of environmental regulations, litigation and new legislation and/or regulations (including new climate change legislation and regulations), as well as other factors, could cause our actual costs to vary outside the range of our estimates. In addition, failure to comply with environmental requirements could require us to shut down or reduce production on our generation facilities or create liability exposure. New environmental laws or regulations may be adopted that would further constrain our operations or increase our environmental compliance costs. We also may be responsible for the environmental liabilities associated with generation facilities even if a prior owner caused the liabilities. We are required to purchase emission allowances to operate some of our facilities. Such allowances may be unavailable or only available at costs that would make it uneconomical to operate our generating assets. See “Business—Environmental Matters” in Item 1 of this Form 10-K and note 13(b) to our consolidated financial statements.

Failure to obtain or maintain any required permits or approvals could prevent or limit us from operating our business.

To operate our generating facilities and retail electric business, we must obtain and maintain various permits, licenses, approvals and certificates from governmental agencies. In some jurisdictions, we must also meet minimum requirements for customer service and comply with local consumer protection and other laws. Our failure to obtain or maintain any necessary governmental permits or licenses or to satisfy these legal requirements, including environmental compliance provisions, could limit our ability to operate our business or create liability exposure.

We could be liable for a share of the payment defaults of other market participants.

If a market participant defaults on its payment obligations to an ISO, we, together with other market participants, are liable for a portion of the default obligation that is not otherwise covered by the defaulting market participant. Each ISO establishes credit requirements applicable to market participants and the basis for allocating payment default amounts to market participants. In ERCOT, the allocation is based on share of the total load. As of December 31, 2007, we would have been liable for approximately 20% of any defaulted amount in ERCOT. In PJM, MISO and Cal ISO, the methods of allocating the share of defaults differ, and our exposure from these markets is currently relatively small.

Significant events beyond our control, such as hurricanes and other weather-related problems or acts of terrorism, could have a material adverse effect on our business.

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

Risks Relating to Our Retail Business

Merrill Lynch provides credit support for our retail business.

Under the terms of our credit-enhanced retail structure, Merrill Lynch & Co., Inc. and an affiliate (Merrill Lynch) provide guarantees and post collateral for the supply purchases and related transactions of our Texas and PJM retail energy business. If we do not comply with the material terms of our agreement, Merrill Lynch could terminate its future obligations to provide guarantees and collateral postings on our behalf. There are a number of events, including non-payments of obligations and a non-investment-grade credit rating that could cause Merrill Lynch to default. If Merrill Lynch experiences downgrades in its credit rating or credit outlook, our suppliers may require other credit support or cease doing business with us pursuant to the credit-enhanced retail structure. In these events, our ability to operate our Texas and PJM retail business could be impaired, which would adversely affect our liquidity, cash flows and results of operations.

We depend on third parties to provide electricity to supply our retail customers.

We purchase substantially all of our supply requirements from third parties. As a result, our financial performance depends on our ability to obtain adequate supplies of electric generation from third parties at prices below the prices we charge our customers.

Rising power supply costs could adversely affect the financial performance of our retail electric operations.

Our earnings and cash flows could be adversely affected in any period in which our power supply costs rise at a greater rate than our rates charged to customers. The price of our power supply purchases associated with our energy commitments can be different than that reflected in the rates charged to customers due to, among other factors:

•	varying supply procurement contracts used and the timing of entering into related contracts;

•	subsequent changes in the overall price of natural gas;

•	daily, monthly or seasonal fluctuations in the price of natural gas relative to the 12-month forward prices; and

•	changes in market heat rate (i.e., the relationship between power and natural gas prices).

We may lose further market share in the Houston retail electricity market, which is a significant contributor of income to our consolidated results.

In recent years, we have experienced declines in our share of the Houston retail electricity market, which represents approximately 65% of our residential customer base. This trend could continue. The new competitive market has attracted a number of new participants. Competitors are putting downward pressure on our Houston sales volumes and may put downward pressure on our margins over time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview” in Item 7 of this Form 10-K.

Violations of market power standards may negatively impact the wholesale cost of power.

In 2006, the PUCT implemented a new rule on resource adequacy and market power in the ERCOT Region. In this rule, the PUCT increased the current price cap applicable to generation offers into the ERCOT energy market, eliminated current market power mitigation measures and adopted new market power standards. If a market participant violates the market power standards and it is not adequately mitigated, such violation could have the impact of increasing the wholesale cost of power, which could adversely impact our gross margins in the Texas retail market.

We depend on the ISOs to communicate operating and system information in a timely and accurate manner. Information that is not accurate or timely can have an impact on our future reported financial results.

Each ISO communicates information relating to a customer’s choice of retail electric provider and other data needed for servicing of customer accounts to utilities and retail electric providers. Any failure to perform these tasks will result in delays and other problems in enrolling, switching and billing customers. Some of the ISOs are also responsible for settling all electricity supply volumes in their region. Information that is not accurate or timely may result in incorrect estimates of our settled volumes and supply costs that would need to be corrected when such information is received. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates—Critical Accounting Estimates” in Item 7 of this Form 10-K.

Risks Related to Our Company

Our borrowing levels, debt service obligations and restrictive covenants may adversely affect our business. We may be vulnerable to reductions in our cash flow.

As of December 31, 2007, we had total gross debt of $3.0 billion:

•	We must dedicate a portion of our cash flows to pay debt service requirements, which reduces the amount of cash available for other business purposes;

•	The covenants in our debt agreements and in our agreement with Merrill Lynch restrict our ability to, among other things, obtain additional financing, make investments or acquisitions, create additional liens on our assets and take other actions to react to changes or opportunities in our business;

•	If we do not comply with the payment and other material covenants under our debt agreements, our debt holders could require us to repay our debt immediately and, in the case of our revolving credit facilities, terminate their commitment to lend us money; and

•	Our debt levels and credit ratings may affect the evaluation of our creditworthiness by customers, which could put us at a competitive disadvantage to competitors with less debt or investment grade credit ratings.

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

Our hedges may not be effective as a result of basis price differences, transmission issues, price correlation, volume variations or other factors. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Form 10-K.

Changes in the wholesale energy market or changes in our evaluation of generation assets could result in impairments.

If our outlook for the wholesale energy market changes negatively, or if our ongoing evaluation of our wholesale energy segment results in decisions to mothball, retire or dispose of generation assets, we could have impairment charges related to goodwill or our fixed assets. See notes 2(g) and 2(h) to our consolidated financial statements.

Lawsuits, regulatory proceedings and tax proceedings could adversely affect our future financial results.

From time to time, we are named as a party to, or our property is the subject of, lawsuits, regulatory proceedings or tax proceedings. These proceedings involve highly subjective matters with complex factual and legal questions. Their outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we prevail, any proceedings could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could adversely affect our financial condition, results of operations or cash flows. See notes 11, 13 and 14 to our consolidated financial statements.

We have entered into outsourcing arrangements with third party service providers. In addition, our operations are highly dependent on computer and other operating systems, including telecommunications systems. Any interruptions in these arrangements or systems could significantly disrupt our business operations.

In recent years, we have entered into outsourcing arrangements, such as information technology production software, infrastructure and development and certain functions within customer operations, with third party service providers. If these service providers do not perform their obligations, we may incur significant costs and experience interruptions in our business operations in connection with switching to other service providers or assuming these obligations ourselves. We are also highly dependent on our specialized computer and communications systems, the operation of which could be interrupted by fire, flood, power loss, computer viruses or similar disruptions. There is no guarantee that our backup systems and disaster recovery plans will be effective.

If we acquire or develop additional generation assets, or dispose of existing generation assets, we may incur additional costs and risks.

We may seek to purchase or develop additional generation facilities or dispose of existing generation facilities. There is no assurance that these efforts will be successful. In any sale, we may be required to indemnify a purchaser against liabilities. To finance future acquisitions, we may be required to issue additional equity securities or incur additional debt.

Other Risks

For other Company risks, see “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are leased through 2018, subject to two five-year renewal options. Our principal generation facilities are described under “Business—Wholesale Energy” in Item 1 of this Form 10-K. We believe that our properties are adequate for our present needs. We have satisfactory title, rights and possession to our owned facilities, subject to exceptions, which, in our opinion, would not have a material adverse effect on the use or value of the facilities.

Item 3.	Legal Proceedings.

For a description of our material pending legal and regulatory proceedings and settlements, see notes 13 and 14 to our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the ticker symbol “RRI.” On February 15, 2008, we had 36,142 stockholders of record.

The closing price of our common stock on December 31, 2007 was $26.24.

	Market Price
	High	Low

2007:
First Quarter	$21.70	$13.52
Second Quarter	$27.79	$20.37
Third Quarter	$30.69	$22.72
Fourth Quarter	$28.74	$24.11
2006:
First Quarter	$10.74	$9.57
Second Quarter	$12.55	$10.51
Third Quarter	$13.58	$11.64
Fourth Quarter	$14.40	$12.02

We have never paid dividends. Some of our debt agreements restrict the payment of dividends. See note 6 to our consolidated financial statements.

Sales of Unregistered Securities.  In the fourth quarter of 2007, we issued 42,818 shares of unregistered common stock pursuant to cashless warrant exercises under an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Stock Price Performance Graph.  The following line graph compares the yearly percentage change in our cumulative total stockholder return on common stock with the cumulative total return of a broad equity market index (Standard & Poor’s 500 Stock Index) and the cumulative total return of a group of our peer companies comprised of Calpine Corporation, Constellation Energy Group, Inc., Dominion Resources, Inc., Dynegy Inc., Exelon Corporation, Mirant Corporation, NRG Energy, Inc., Sempra Energy and TXU Corp. TXU Corp. has been excluded from the graph for 2007 because it was acquired and is no longer a publicly-traded company.

This stock price performance graph is furnished in this Form 10-K and is not filed, as permitted by 17 CFR 229.201(e).

Item 6.	Selected Financial Data.

	2007	2006	2005	2004	2003
	(1)(2)(3)(4)	(1)(5)(6)(7)	(1)(7)(8)	(1)	(1)(9)(10)(11)
	(in millions)

Statements of Operations Data:
Revenues	$11,209	$10,877	$9,712	$8,098	$10,097
Operating income (loss)	876	(24)	(321)	(13)	(476)
Income (loss) from continuing operations	358	(327)	(441)	(276)	(916)
Cumulative effect of accounting changes, net of tax	—	1	(1)	7	(24)
Net income (loss)	365	(328)	(331)	(29)	(1,342)

	2007	2006	2005	2004	2003
	(1)(2)(3)(4)	(1)(5)(6)(7)	(1)(7)(8)	(1)	(1)(9)(10)(11)

Diluted Earnings (Loss) per Share: Income (loss) from continuing operations	$1.01	$(1.06)	$(1.46)	$(0.93)	$(3.12)

	2007	2006	2005	2004	2003
	(1)(2)(3)(4)(6)	(1)(5)(8)	(1)	(1)(10)	(1)
	(in millions)

Statements of Cash Flow Data:
Cash flows from operating activities	$762	$1,276	$(917)	$106	$994
Cash flows from investing activities	(179)	1,057	306	900	917
Cash flows from financing activities	(292)	(1,957)	594	(1,047)	(2,889)

	December 31,
	2007	2006	2005	2004	2003
	(1)(2)(12)	(1)	(1)	(1)	(1)
	(in millions)

Balance Sheet Data:
Net margin deposits	$140	$436	$1,700	$487	$36
Total assets	9,457	10,567	13,569	12,194	13,297
Current portion of long-term debt and short-term borrowings	52	355	789	619	129
Long-term debt	2,903	3,178	4,317	3,939	4,276
Stockholders’ equity	4,477	3,950	3,864	4,386	4,372

(1)	We sold or transferred the following operations, which have been classified as discontinued operations: Desert Basin, European energy, Orion Power’s hydropower plants, Liberty, Ceredo and Orion Power’s New York plants. We sold the following operations, which are included in continuing operations: REMA hydropower plants in April 2005, landfill-gas fueled power plants in July 2005 and our El Dorado investment in July 2005. See notes 20 and 22 to our consolidated financial statements.

(2)	We deconsolidated Channelview on August 20, 2007. See notes 1 and 21 to our consolidated financial statements.

(3)	During 2007, we recorded and paid a $22 million charge related to resolution of a 2004 indictment for alleged violations of the Commodity Exchange Act, wire fraud and conspiracy charges. See note 14(a) to our consolidated financial statements.

(4)	During 2007, we incurred $73 million in debt extinguishments expenses and expensed $41 million of deferred financing costs related to accelerated amortization for refinancings and extinguishments. See notes 2(q) and 6 to our consolidated financial statements.

(5)	During 2006, we incurred $37 million in debt conversion expense. See note 6 to our consolidated financial statements.

(6)	During 2006, we recorded a $35 million charge (paid in 2007) related to a settlement of certain class action natural gas cases relating to the Western states energy crisis. See note 14(a) to our consolidated financial statements.

(7)	During 2006 and 2005, we had gains on sales of emission allowances of $159 million and $160 million, respectively.

(8)	During 2005, we recorded charges of $359 million relating to various settlements associated with the Western states energy crisis, which were paid during 2006. See note 14(a) to our consolidated financial statements.

(9)	Effective October 1, 2003, we adopted EITF No. 03-11 and began prospectively reporting the settlement of sales and purchases of fuel and purchased power related to our non-trading commodity derivative activities that were not physically delivered on a net basis in our results of operations in the same line as the item hedged. We did not reclassify amounts for periods prior to October 1, 2003.

(10)	During 2004, 2003 and 2002, we recorded charges of $2 million, $47 million and $128 million, respectively, relating to a payment made to CenterPoint in 2004 of $177 million.

(11)	During 2003, we recorded a goodwill impairment charge of $985 million.

(12)	See note 13 to our consolidated financial statements for discussion of our contingencies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Our objective is to be a leader in delivering the benefits of competitive electricity markets to customers. Our business focuses on the competitive retail and wholesale electricity markets.

Our strategy is based on our core beliefs about the power industry and the retail and wholesale electricity markets. We are committed to delivering superior returns from competitive markets through insights into the fundamentals of our core markets and a commitment to risk-weighted investments whose return on invested capital exceeds our weighted-average cost of capital.

Retail Energy.  The retail energy segment is a low capital investment electricity resale business with relatively stable earnings (excluding unrealized gains/losses on energy derivatives). The key earnings drivers in the retail energy segment are the volume of electricity we sell to customers, the unit margins received on those sales and the cost of acquiring and serving those customers. We earn a margin by selling electricity to end-use customers and simultaneously acquiring supply. While short-term earnings in this business are impacted by local weather patterns and the competitive tactics of other retailers in the market, the longer-term earnings drivers of the business are delivering a superior customer experience, retaining and growing market share in our existing markets through innovative product offerings and expanding into new competitive markets.

Our core beliefs about the retail market are:

•	We are a leader in delivering the benefits of competitive electricity markets to retail customers, which results in a business that has a high return on invested capital and relatively stable earnings;

•	Retail competition provides opportunities to add value through customer segmentation, product and service innovation and brand;

•	Increases in wholesale supply costs will provide conservation and load management opportunities that will dramatically alter load; and

•	Continued success in markets currently open to retail competition will drive new competitive market openings.

These core beliefs set the stage for our strategic direction. We will focus on the following value-creation levers:

•	Strengthening our competitive position by improving our operating cost and effectiveness, using customer segmentation to identify and provide innovative products and services, providing superior customer service and continuing to build our brand;

•	Leading the development of “Smart Energy” to encourage more efficient power consumption and provide a superior customer experience, including increasing transparency of customer bills, providing time of use signals, disaggregating customer usage and providing enhanced control over power consumption; and

•	Entering and developing new competitive markets.

Wholesale Energy.  The wholesale energy segment is a capital-intensive, cyclical business. Earnings are significantly impacted by spark spreads and capacity prices. Spark spreads are driven by a number of factors, including the prices of natural gas, coal and fuel oil, the cost of emissions, transmission, weather and global macro-economic factors, none of which we control. The key earnings drivers are the amount of electricity we generate, the margin we earn for each unit of electricity sold and the availability of our generating assets to meet demand. The factor that we have the most control over is the percentage of time that our generating assets are available to run when it is economical for them to do so. Longer-term earnings are driven by regional supply and demand fundamentals, the level of commodity prices and capacity markets.

Our core beliefs about the wholesale market are:

•	Capital intensive, cyclical industries generally earn returns below their cost of capital over a full cycle;

•	New build investment typically under earns its cost of capital unless there is a significant cost advantage; and

•	Over the next several years, we anticipate significant tightening of supply/demand.

These core beliefs set the stage for our strategic direction. We will focus on the following value-creation levers:

•	Realizing the value from anticipated improving supply and demand fundamentals in the wholesale markets from our existing portfolio of assets;

•	Achieving operating and commercial excellence in order to reliably and economically meet customer needs; and

•	Optimizing and growing our portfolio of assets by utilizing a highly-disciplined capital investment process with a return on invested capital focus.

Company-wide.  We will focus on the following value-creation levers:

•	Establishing and maintaining a strong, flexible capital structure that ensures a competitive cost of capital with an ability to invest in value creating opportunities throughout the cycle, including returning capital to shareholders;

•	Building a highly disciplined return on invested capital focus; and

•	Continuing to develop innovative structures and transactions that improve returns and reduce risk.

We also believe that stockholder value is enhanced through the development of a highly motivated and customer-focused work force. We continue to focus on:

•	communicating openly with our employees;

•	fostering company pride among our employees;

•	providing a satisfying and safe work environment;

•	recognizing and rewarding employee contributions and capabilities; and

•	motivating our employees to be collaborative leaders committed to our future.

Our ability to achieve these strategic objectives and execute these actions is subject to a number of factors, some of which we may not be able to control. See “Cautionary Statement Regarding Forward-Looking Information” and “Risk Factors” in Item 1A of this Form 10-K.

Recent Events.  In February 2008, we entered into an agreement to sell our interests in Channelview, subject to approval of the court overseeing Channelview’s bankruptcy proceedings and other closing conditions. Sale proceeds will be used to settle creditors’ claims and a cash sharing agreement. Residual proceeds will be retained by us and will affect the amount of any gain or loss on the sale. It is possible an impairment could be recognized if the net proceeds and remaining assets (including cash and working capital) do not exceed our net investment in and receivables from Channelview. See note 21 to our consolidated financial statements.

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

2007 Compared to 2006 and 2006 Compared to 2005

We reported $365 million consolidated net income, or $1.04 diluted income per share, for 2007 compared to $328 million consolidated net loss, or $1.07 loss per share, for 2006 and $331 million consolidated net loss, or $1.09 loss per share, for 2005.

				Change	Change
				from 2006	from 2005
	2007	2006	2005	to 2007	to 2006
	(in millions)

Retail energy contribution margin, including unrealized gains/losses on energy derivatives	$942	$250	$342	$692	$(92)
Wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	524	146	110	378	36
Other contribution margin	1	1	4	—	(3)
Other general and administrative	(171)	(172)	(140)	1	(32)
Western states and similar settlements	(22)	(35)	(359)	13	324
Gains on sales of assets and emission allowances, net	26	159	168	(133)	(9)
Depreciation and amortization	(424)	(373)	(446)	(51)	73
Income of equity investments, net	5	6	26	(1)	(20)
Debt extinguishments and conversions	(73)	(37)	—	(36)	(37)
Other, net	—	—	(23)	—	23
Interest expense	(349)	(428)	(399)	79	(29)
Interest income	34	34	23	—	11
Income tax (expense) benefit	(135)	122	253	(257)	(131)

Income (loss) from continuing operations	358	(327)	(441)	685	114
Income (loss) from discontinued operations	7	(2)	111	9	(113)
Cumulative effect of accounting changes, net of tax	—	1	(1)	(1)	2

Net income (loss)	$365	$(328)	$(331)	$693	$3

Retail Energy Segment

In analyzing the results of our retail energy segment, we use the non-GAAP financial measures “retail gross margin” and “retail contribution margin,” which exclude the item described below, as well as our retail energy segment profit and loss measure, “contribution margin, including unrealized gains/losses on energy derivatives.” Retail gross margin and retail contribution margin should not be relied upon without considering the GAAP financial measures. The item that is excluded from these non-GAAP financial measures has a recurring effect on our earnings and reflects aspects of our business that are not taken into account by this measure.

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

Our retail energy segment’s contribution margin, including unrealized gains/losses on energy derivatives was $942 million in 2007 compared to $250 million in 2006. The $692 million increase was primarily due to the net change in unrealized gains/losses on energy derivatives of $725 million, partially offset by a $32 million decrease in retail gross margin. Our retail energy segment’s contribution margin, including unrealized gains/losses on energy derivatives was $250 million in 2006 compared to $342 million in 2005. The $92 million decrease was primarily due to the increase in unrealized losses on energy derivatives of $218 million. In addition, contribution margin was impacted by a $232 million increase in retail gross margin and a $106 million increase in operation and maintenance, selling and marketing and bad debt expense. See “—Retail Energy Margins” below for explanations.

Retail Energy Revenues.

				Change		Change
				from 2006		from 2005
	2007	2006	2005	to 2007		to 2006
	(in millions)

Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$2,057	$2,466	$2,357	$(409	)(1)	$109	(2)
Non-Houston	1,175	1,109	708	66	(3)	401	(4)
Small Business:
Houston	493	593	476	(100	)(5)	117	(6)
Non-Houston	203	189	100	14		89	(7)

Total Mass	3,928	4,357	3,641	(429)		716
Commercial and Industrial:
ERCOT	3,334	2,964	2,549	370	(8)	415	(9)
Non-ERCOT	375	381	404	(6)		(23	)(10)

Total Commercial and Industrial	3,709	3,345	2,953	364		392

Total	7,637	7,702	6,594	(65)		1,108

Retail energy revenues from resales of purchased power and other hedging activities	540	488	474	52	(11)	14
Market usage adjustments	(4)	7	(23)	(11)		30

Total retail energy revenues	8,173	$8,197	$7,045	$(24)		$1,152

(1)	Decrease primarily due to (a) lower volumes driven by (i) fewer number of customers and (ii) a change in customer usage and mix and (b) lower unit sales prices.

(2)	Increase primarily due to increases in unit sales prices, partially offset by lower volumes due to (a) fewer number of customers, (b) a change in customer usage and mix and (c) milder weather.

(3)	Increase primarily due to increased number of customers, partially offset by lower volumes due to a change in customer usage and mix.

(4)	Increase primarily due to (a) higher volumes due to increased number of customers and (b) higher unit sales prices.

(5)	Decrease primarily due to lower volumes primarily driven by (a) fewer number of customers and (b) a change in customer usage and mix.

(6)	Increase primarily due to higher unit sales prices.

(7)	Increase primarily due to (a) higher volumes due to increased number of customers and (b) higher unit sales prices. These increases were partially offset by lower volumes due to a change in customer usage and mix.

(8)	Increase primarily due to (a) higher volumes due to increased number of customers and (b) higher unit sales prices. These increases were partially offset by lower volumes due to a change in customer usage and mix.

(9)	Increase primarily due to (a) fixed price contracts renewed at higher market rates due to higher prices of electricity when the contracts were executed, (b) variable rate contracts, which are tied to the market price of natural gas and (c) higher volumes.

(10)	Decrease primarily due to lower volumes due to fewer number of customers. This decrease was partially offset by increases primarily due to (a) fixed price contracts renewed at higher market rates due to higher prices of electricity when the contracts were executed and (b) variable rate contracts, which are tied to the market price of natural gas.

(11)	Increase primarily due to our supply management activities in various markets in Texas.

Retail Energy Cost of Sales.

				Change		Change
				from 2006		from 2005
	2007	2006	2005	to 2007		to 2006
	(in millions)

Costs of sales	$6,820	$6,635	$5,676	$185		$959
Retail energy intersegment costs	394	571	625	(177)		(54)

Subtotal	7,214	7,206	6,301	8	(1)	905	(2)

Market usage adjustments	7	7	(8)	—		15
Unrealized (gains) losses on energy derivatives	(438)	287	69	(725	)(3)	218	(4)

Total retail energy cost of sales	$6,783	$7,500	$6,362	$(717)		$1,138

(1)	Increase primarily due to higher costs of purchased power at the time of procurement, partially offset by lower volumes due to a change in customer usage and mix.

(2)	Increase primarily due to higher costs of purchased power at the time of procurement.

(3)	See footnote 7 under “Retail Energy Margins.”

(4)	See footnote 8 under “Retail Energy Margins.”

Retail Energy Margins.

				Change		Change
				from 2006		from 2005
	2007	2006	2005	to 2007		to 2006
	(in millions)

Mass gross margin	$719	$776	$689	$(57	)(1)	$87	(2)
Commercial and industrial gross margin	244	208	78	36	(2)	130	(2)
Market usage adjustments	(11)	—	(15)	(11)		15

Retail gross margin	952	984	752	(32)		232
Operation and maintenance	(245)	(234)	(190)	(11	)(3)	(44	)(4)
Selling and marketing expense	(124)	(124)	(95)	—		(29	)(5)
Bad debt expense	(79)	(89)	(56)	10		(33	)(6)

Retail contribution margin	504	537	411	(33)		126
Unrealized gains (losses) on energy derivatives	438	(287)	(69)	725	(7)	(218	)(8)

Total retail energy contribution margin, including unrealized gains/losses on energy derivatives(9)	$942	$250	$342	$692		$(92)

(1)	Decrease primarily due to lower volumes driven by (a) a change in customer usage and mix and (b) fewer number of customers.

(2)	Increase primarily due to higher unit margins (higher unit sales prices, partially offset by higher unit prices of purchased power at the time procurement).

(3)	Increase primarily due to (a) $18 million increase in salaries, contract services and professional fees and (b) $4 million for a technology licensing settlement. These increases were partially offset by (a) $4 million decrease in corporate allocations and (b) $4 million decrease in gross receipt tax.

(4)	Increase primarily due to (a) $26 million increase in gross receipts tax and (b) $12 million increase in contract services and professional fees.

(5)	Increase primarily due to additional marketing campaigns.

(6)	Increase primarily due to higher customer defaults in 2006 primarily due to increases in unit sales prices.

(7)	Increase primarily due to (a) $187 million of increased gains on energy derivatives which settled during the period, (b) $71 million of decreased losses from cash flow hedge ineffectiveness, (c) $372 million of decreased losses due to changes in prices on our derivatives marked to market and (d) $51 million of decreased losses resulting from the termination of commodity contracts with a counterparty.

(8)	Decrease primarily due to (a) $139 million loss due to cash flow hedge ineffectiveness and (b) $102 million loss due to the reversal of previously recognized unrealized gains resulting from the termination of commodity contracts with a counterparty. These decreases were partially offset by $85 million gain due to settlements.

(9)	Retail energy segment profit and loss measure.

Wholesale Energy Segment

In analyzing the results of our wholesale energy segment, we use the non-GAAP financial measures “open energy gross margin,” “open wholesale gross margin” and “open wholesale contribution margin,” which exclude the items described below, as well as our wholesale energy segment profit and loss measure, “contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives.” Open energy gross margin, open wholesale gross margin and open wholesale contribution margin should not be relied upon without considering the GAAP financial measures. The items that are excluded from these non-GAAP financial measures have or have had a recurring effect on our earnings and reflect aspects of our business that are not taken into account by these measures.

Historical and Operational Wholesale Hedges.  We exclude the effect of certain historical, although recurring until the contracts terminate, wholesale hedges that were entered into in order to hedge the economics of a portion of our wholesale operations. These amounts primarily relate to settlements of forward power hedges, long-term tolling purchases, long-term natural gas transportation contracts not serving our generation assets and our legacy energy trading. We also exclude the effect of certain on-going operational wholesale hedges that were entered into primarily to mitigate certain operational risks at our generation assets. These amounts primarily relate to settlements of fuel hedges, long-term natural gas transportation contracts and storage contracts. Operational wholesale hedges are derived based on methodology consistent with the calculation of open energy gross margin. We believe that it is useful to us, investors, analysts and others to show our results in the absence of both historical and operational hedges. The impact of these hedges on our financial results is not a function of the operating performance of our generation assets, and excluding the impact better reflects the operating performance of our generation assets based on prevailing market conditions.

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

Changes in California-Related Receivables and Reserves.  In 2005, we excluded the impact of changes in receivables and reserves relating to energy sales in California from October 2000 through June 2001. We reached a settlement concerning these receivables during the third quarter of 2005. Because of the market conditions and regulatory events that underlie the changes in these receivables and reserves, we believe that excluding this item provides a more meaningful representation of our results of operations on an ongoing basis and is therefore useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another. For additional information, see note 14(a) to our consolidated financial statements.

Our wholesale energy segment’s contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives was $524 million in 2007 compared to $146 million in 2006. The $378 million increase was primarily due to (a) reduced negative effect of historical and operational wholesale hedges of $284 million and (b) $184 million increase in open wholesale gross margin. These increases were partially offset by (a) net change in unrealized gains/losses on energy derivatives of

$49 million and (b) $40 million increase in operation and maintenance expense. Our wholesale energy segment’s contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives was $146 million in 2006 compared to $110 million in 2005. The $36 million increase was primarily due to (a) net change in unrealized gains/losses on energy derivatives of $179 million and (b) reduced negative effect of historical and operational wholesale hedges of $108 million. These increases were partially offset by (a) $199 million decrease in open wholesale gross margin and (b) $55 million increase in operation and maintenance expense. See “—Wholesale Energy Margins” below for explanations.

Wholesale Energy Revenues.

				Change		Change
				from 2006		from 2005
	2007	2006	2005	to 2007		to 2006
	(in millions)

Wholesale energy third-party revenues	$2,877	$2,487	$2,879	$390	(1)	$(392	)(2)
Wholesale energy intersegment revenues	394	571	625	(177	)(3)	(54)

Subtotal	3,271	3,058	3,504	213		(446)
Revenues—affiliates	127	—	—	127	(4)	—
Unrealized gains (losses) on energy derivatives	32	192	(218)	(160	)(5)	410	(6)

Total wholesale energy revenues	$3,430	$3,250	$3,286	$180		$(36)

(1)	Increase primarily due to (a) higher power sales prices and (b) higher power sales volumes. These increases were partially offset by lower natural gas sales volumes.

(2)	Decrease primarily due (a) lower natural gas sales prices (related to gas transportation contracts) and (b) lower power sales prices. These decreases were partially offset by higher natural gas and power sales volumes.

(3)	Decrease primarily due to lower power sales volumes. This decrease was partially offset by (a) higher power sales prices and (b) higher natural gas sales volumes related to a tolling agreement.

(4)	We deconsolidated Channelview on August 20, 2007. These revenues represent sales of fuel to Channelview.

(5)	See footnote 23 under “Wholesale Energy Margins.”

(6)	See footnote 24 under “Wholesale Energy Margins.”

Wholesale Energy Cost of Sales.

				Change		Change
				from 2006		from 2005
	2007	2006	2005	to 2007		to 2006
	(in millions)

Wholesale energy third-party costs	$2,138	$2,371	$2,725	$(233	)(1)	$(354	)(2)
Cost of sales—affiliates	105	—	—	105	(3)	—
Unrealized (gains) losses on energy derivatives	25	136	(95)	(111	)(4)	231	(5)

Total wholesale energy cost of sales	$2,268	$2,507	$2,630	$(239)		$(123)

(1)	Decrease primarily due to (a) lower purchased natural gas and power volumes and (b) lower purchased capacity.

(2)	Decrease primarily due to (a) lower prices paid for natural gas and purchased power and (b) lower oil volumes. These decreases were partially offset by (a) higher purchased natural gas volumes and (b) higher prices of coal.

(3)	We deconsolidated Channelview on August 20, 2007. These cost of sales represent purchases of power from Channelview.

(4)	See footnote 23 under “Wholesale Energy Margins.”

(5)	See footnote 24 under “Wholesale Energy Margins.”

Wholesale Energy Margins.

				Change		Change
				from 2006		from 2005
	2007	2006	2005	to 2007		to 2006
	(in millions)

Open energy gross margin(1):
PJM Coal	$609	$530	$641	$79	(2)	$(111	)(3)
MISO Coal	161	121	199	40	(4)	(78	)(5)
PJM/MISO Gas	50	44	61	6		(17)
West	20	12	(10)	8		22	(6)
Other	24	4	27	20	(7)	(23	)(8)

Total	864	711	918	153		(207)
Other margin:(9) PJM Coal	56	29	40	27	(10)	(11)
MISO Coal	14	8	7	6		1
PJM/MISO Gas	109	49	19	60	(11)	30	(12)
West	141	155	187	(14	)(13)	(32	)(14)
Other	63	111	91	(48	)(15)	20	(16)

Total	383	352	344	31		8

Open wholesale gross margin	1,247	1,063	1,262	184	(17)	(199	)(18)

Operation and maintenance	(639)	(599)	(544)	(40	)(19)	(55	)(20)
Bad debt expense	1	2	(2)	(1)		4

Open wholesale contribution margin	609	466	716	143		(250)

Historical and operational wholesale hedges	(92)	(376)	(484)	284	(21)	108	(22)
Unrealized gains (losses) on energy derivatives	7	56	(123)	(49	)(23)	179	(24)
Changes in California-related receivables and reserves	—	—	1	—		(1)

Total wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(25)	$524	$146	$110	$378		$36

(1)	Open energy gross margin is calculated using the power sales prices received by the plants less delivered spot fuel prices. This figure excludes the effects of other margin, our historical and operational wholesale hedges and unrealized gains/losses on energy derivatives.

(2)	Increase primarily due to (a) higher open energy unit margins (higher power prices partially offset by higher fuel costs) and (b) higher economic generation.

(3)	Decrease primarily due to lower open energy unit margins (lower power prices partially offset by lower fuel costs). This decrease was partially offset by higher commercial capacity factor.

(4)	Increase primarily due to (a) higher open energy unit margins (higher power prices) and (b) higher economic generation. These increases were partially offset by lower commercial capacity factor primarily due to higher planned outages in 2007.

(5)	Decrease primarily due to lower open energy unit margins (lower power prices partially offset by lower fuel costs).

(6)	Increase primarily due to higher open energy unit margins (lower fuel costs partially offset by lower power prices) and increased economic generation. These increases were partially offset by lower commercial capacity factor.

(7)	Increase primarily due to higher open energy unit margins (higher power prices partially offset by higher fuel costs). This increase was partially offset by lower economic generation due primarily to the deconsolidation of Channelview on August 20, 2007.

(8)	Decrease primarily due to lower open energy unit margins (lower power prices partially offset by lower fuel costs).

(9)	Other margin represents power purchase agreements, capacity payments, ancillary services revenues and selective commercial hedge strategies.

(10)	Increase primarily due to (a) RPM capacity payments and (b) ancillary services revenues.

(11)	Increase primarily due to RPM capacity payments.

(12)	Increase primarily due to (a) higher capacity payments and (b) ancillary services revenues.

(13)	Decrease primarily due to (a) fewer selective commercial hedge activities and (b) lower revenue from power purchase agreements. These decreases were partially offset by higher capacity payments.

(14)	Decrease primarily due to lower gains on selective commercial hedge activities.

(15)	Decrease primarily due to (a) the deconsolidation of Channelview on August 20, 2007 and (b) lower revenue from power purchase agreements.

(16)	Increase primarily due to higher revenue from power purchase agreements.

(17)	Increase primarily due to (a) higher open energy unit margins, (b) higher capacity payments and (c) higher economic generation. These increases were partially offset by lower commercial capacity factor due to higher planned outages in 2007.

(18)	Decrease primarily due to (a) lower open energy unit margins and (b) lower economic generation. These decreases were partially offset with higher commercial capacity factor in the PJM and MISO regions.

(19)	Increase primarily due to (a) $21 million increase in planned outages and maintenance spending and (b) $19 million increase in services and support primarily due to strategic initiatives for improving plant performance ($16 million). These increases were partially offset by decreases due to the deconsolidation of Channelview on August 20, 2007.

(20)	Increase primarily due to $46 million increase in planned outages and maintenance spending primarily at our coal plants.

(21)	Increase primarily due to (a) $134 million in higher margins on natural gas transportation and storage contracts, (b) $120 million decrease in losses on closed power hedges and (c) $23 million in higher margins on operational hedges.

(22)	Increase primarily due to a $387 million decrease in losses from power sales, resulting from a 41% decrease in hedged volumes and 55% decrease in the average loss on hedges, reduced by $187 million of losses on 2006 power hedges closed in the third quarter of 2005. This increase was partially offset by $98 million due to a decrease of coal market prices combined with an increase in coal contract prices.

(23)	Decrease primarily due to $75 million reduction in gains on energy derivatives which settled during the period, partially offset by $14 million gain due to change in prices on our derivatives marked to market.

(24)	Increase primarily due to (a) $113 million gain due to settlements and (b) $74 million gain due to changes in prices on our derivatives marked to market.

(25)	Wholesale energy segment profit and loss measure.

Other General and Administrative.

				Change		Change
				from 2006		from 2005
	2007	2006	2005	to 2007		to 2006
	(in millions)

Salaries and benefits	$87	$90	$66	$(3)		$24	(1)
Professional fees, contract services and information systems maintenance	38	29	22	9		7
Rent and utilities	21	20	20	1		—
Credit-enhanced retail structure fee	1	13	—	(12	)(2)	13	(2)
Legal costs	11	11	17	—		(6)
Settlement of shareholder class action lawsuits	—	—	8	—		(8)
Costs in connection with Channelview’s reorganization	3	—	—	3		—
Other, net	10	9	7	1		2

Other general and administrative	$171	$172	$140	$(1)		$32

(1)	Increase primarily due to impact of increased stock price on stock-based incentive plan expense.

(2)	See note 7 to our consolidated financial statements.

Western States and Similar Settlements. See note 14 to our consolidated financial statements.

Gains on Sales of Assets and Emission Allowances, Net.

				Change		Change
				from 2006		from 2005
	2007	2006	2005	to 2007		to 2006
	(in millions)

Equipment held in storage	$24	$—	$—	$24		$—
Emission allowances	1	159	160	(158	)(1)	(1)
REMA hydropower plants	—	—	12	—		(12)
Landfill-gas fueled power plants	—	—	(4)	—		4
Other, net	1	—	—	1		—

Gains on sales of assets and emission allowances, net	$26	$159	$168	$(133)		$(9)

(1)	Decrease primarily relates to our fundamental view compared to current to market prices. In the past few years, we sold some excess emission allowances. See “Business—Environmental Matters” in Item 1 of this Form 10-K.

Depreciation and Amortization.

				Change		Change
				from 2006		from 2005
	2007	2006	2005	to 2007		to 2006
	(in millions)

Depreciation on plants	$269	$247	$264	$22	(1)	$(17	)(2)
Depreciation on information systems	35	50	76	(15	)(3)	(26	)(4)
Other, net—depreciation	5	6	11	(1)		(5)

Depreciation	309	303	351	6		(48)

Amortization of emission allowances	110	65	90	45	(5)	(25	)(6)
Other, net—amortization	5	5	5	—		—

Amortization	115	70	95	45		(25)

Depreciation and amortization	$424	$373	$446	$51		$(73)

(1)	Increase primarily due to early retirements of plant components when replacement components are installed for upgrades (from $9 million in 2006 to $29 million in 2007). This increase was partially offset by $5 million decrease related to Channelview, which was deconsolidated on August 20, 2007.

(2)	Decrease primarily due to early retirements of plant components when replacement components are installed for upgrades (from $23 million in 2005 to $9 million in 2006).

(3)	Decrease primarily due to assets becoming fully depreciated. This decrease was partially offset by depreciation on assets placed into service during 2007.

(4)	Decrease primarily due to assets becoming fully depreciated.

(5)	Increase primarily due to higher average cost of SO2 allowances purchased and used.

(6)	Decrease primarily due to lower average cost of SO2 and NOx allowances purchased and used.

Income of Equity Investments, Net.

					Change	Change
					from 2006	from 2005
	2007	2006	2005		to 2007	to 2006
	(in millions)

El Dorado Energy, LLC	$—	$—	$20	(1)	$—	$(20)
Sabine Cogen, LP	5	6	6		(1)	—

Income of equity investments, net	$5	$6	$26		$(1)	$(20)

(1)	We sold this investment in 2005. See note 20 to our consolidated financial statements.

Debt Extinguishments and Conversions. See note 6 to our consolidated financial statements.

Other, Net.

					Change	Change
					from 2006	from 2005
	2007	2006	2005		to 2007	to 2006
	(in millions)

Impairment of investments	$(3)	$—	$(23	)(1)	$(3)	$23
Other, net	3	—	—		3	—

Other, net	$—	$—	$(23)		$—	$23

(1)	See note 19 to our consolidated financial statements.

Interest Expense.

				Change		Change
				from 2006		from 2005
	2007	2006	2005	to 2007		to 2006
	(in millions)

Fixed-rate debt	$235	$249	$249	$(14	)(1)	$—
Deferred financing costs	51	32	15	19	(2)	17	(2)
Fees for MWh’s delivered under credit-enhanced retail structure	26	2	—	24	(3)	2	(3)
Channelview	16	25	25	(9	)(4)	—
Variable-rate debt	14	88	67	(74	)(5)	21	(6)
Financing fees expensed	12	27	30	(15)		(3)
Unrealized losses on derivatives	5	11	16	(6)		(5)
Capitalized interest	(4)	—	—	(4)		—
Amortization of fair value adjustment of acquired debt	(11)	(9)	(9)	(2)		—
Other, net	5	3	6	2		(3)

Interest expense	$349	$428	$399	$(79)		$29

(1)	Decrease primarily due to decrease in outstanding debt principal balances.

(2)	See notes 2(p) and 6 to our consolidated financial statements.

(3)	See note 7 to our consolidated financial statements.

(4)	Decrease primarily due to the deconsolidation of Channelview on August 20, 2007.

(5)	Decrease primarily due to $76 million due to decrease in outstanding debt principal balances.

(6)	Increase primarily due to $16 million due to increase in rates and $5 million due to increase in outstanding debt principal balances.

Interest Income.

				Change		Change
				from 2006		from 2005
	2007	2006	2005	to 2007		to 2006
	(in millions)

Interest on temporary cash investments	$25	$6	$3	$19	(1)	$3
Net margin deposits	8	27	13	(19	)(2)	14
Interest on California net receivables	—	—	6	—		(6)
Other, net	1	1	1	—		—

Interest income	$34	$34	$23	$—		$11

(1)	Increase primarily due to increase in cash equivalents due to (a) the return of net margin deposits as a result of the credit-enhanced retail structure that became effective on December 1, 2006 and (b) cash flows from operations. See note 7.

(2)	Decrease primarily due to the credit-enhanced retail structure that became effective on December 1, 2006.

Income Tax Expense (Benefit). See note 11 to our consolidated financial statements.

Income (Loss) from Discontinued Operations. See note 22 to our consolidated financial statements.

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

During 2007, we generated $755 million in operating cash flows from continuing operations, including the changes in margin deposits of $297 million (cash inflow) and $57 million in payments relating to the Western states and similar settlements (cash outflow). We expect to continue to have positive operating cash flow into 2008 and 2009. See “—Historical Cash Flows” for further detail of our cash flows from operating activities and explanation around our $179 million use of cash from investing activities and $292 million use of cash from financing activities.

As of February 15, 2008, we had total available liquidity of $1.6 billion, comprised of unused borrowing capacity, letters of credit capacity and cash and cash equivalents. Of this amount, $300 million is only available to our retail business through our working capital facility agreement with Merrill Lynch. In addition, Merrill Lynch provides financial support that significantly reduces the liquidity requirements and substantially eliminates collateral postings for our retail business. See note 7 to our consolidated financial statements.

Liquidity and Capital Requirements

Our liquidity and capital requirements primarily reflect our working capital needs, capital expenditures, discretionary debt extinguishments, debt service and collateral requirements. Examples of working capital needs include purchases of fuel and electricity, purchases of emission allowances, plant maintenance costs (including environmental expenditures) and payroll costs. Settlement costs associated with litigation and regulatory proceedings can also have a significant impact on our liquidity and cash requirements. For settlements, see note 14 to our consolidated financial statements.

In June 2007, we refinanced a significant portion of our senior secured debt as an initial step towards creating a capital structure that gives us increased flexibility to direct cash flow and additional capital to alternatives that we believe will create the greatest stockholder value. We are evaluating various alternatives to address restrictions remaining in our 6.75% senior secured notes and our tax-exempt PEDFA bonds. See note 6 to our consolidated financial statements.

Capital Requirements.  The following table provides information about our actual and estimated future capital requirements:

	2007	2008		2009		2010
	(in millions)

Maintenance capital expenditures:
Retail energy	$14	$19	(1)	$14	(1)	$14	(1)
Wholesale energy(2)	55	56		67		54
Other operations	16	3		7		6

	85	78		88		74
Environmental	100	261		115		26	(3)
Capitalized interest	4	22		37		13

Total capital expenditures	$189	$361		$240		$113

(1)	We are currently evaluating investing in our “Smart Energy” initiative, which could result in capital expenditures. However, no estimate for this potential investment is included in the table as the amounts are not yet reasonably estimatable.

(2)	Excludes $8 million for 2008 through 2014 for pre-existing environmental conditions and remediation, which have been accrued for in our consolidated balance sheet as of December 31, 2007.

(3)	We have estimated environmental capital expenditures of $26 million to $53 million for 2010 and have included the low end of the range in the table.

Contractual Obligations.  The following table includes our obligations and commitments to make future payments under contracts as of December 31, 2007:

		Less than	One to	Three to	More than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
	(in millions)

Debt, including credit facilities(1)	$5,177	$271	$836	$362	$3,708
Other commodity commitments(2)	1,543	255	359	233	696
Derivative liabilities	623	436	132	49	6
REMA operating lease payments	1,059	62	115	119	763
Maintenance agreements obligations	704	14	37	68	585
Other operating lease payments	467	76	154	100	137
Plant and equipment commitments(3)	296	240	56	—	—
Other(4)	435	46	77	64	248

Total contractual cash obligations	$10,304	$1,400	$1,766	$995	$6,143

(1)	Includes interest payments.

(2)	Includes commitments with both fixed and variable pricing components. See note 12(c) to our consolidated financial statements.

(3)	These amounts are included in the capital requirements table above under either maintenance capital expenditures for wholesale energy or environmental.

(4)	Includes stadium naming rights, credit-enhanced retail structure fee on sales commitments, estimated pension and post retirement benefit payments and other contractual obligations.

As of December 31, 2007, we have estimated minimum sales commitments over the next five years, which are not classified as derivative assets and liabilities, of (in millions):

2008	$3,269
2009	2,551
2010	1,634
2011	1,049
2012	758

Total(1)	$9,261

(1)	Includes sales commitments with both fixed and variable pricing components. See note 12(c) to our consolidated financial statements.

Contingencies and Guarantees.  We are involved in a number of legal, environmental and other proceedings before courts and are subject to ongoing investigations by certain governmental agencies that could negatively impact our liquidity. See notes 13 and 14 to our consolidated financial statements.

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

As of December 31, 2007, our derivative assets and accounts receivable from our wholesale energy and retail energy power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, are:

	Exposure	Credit	Exposure	Number of	Net Exposure of
	Before	Collateral	Net of	Counterparties	Counterparties
Credit Rating Equivalent	Collateral(1)	Held(2)	Collateral	>10%(3)	>10%(3)
	(Dollars in millions)

Investment grade	$142	$(17)	$125	—	$—
Non-investment grade	233	—	233	2	206
No external ratings:(4)
Internally rated—Investment grade	45	—	45	—	—
Internally rated—Non-investment grade	13	(3)	10	—	—

Total	$433	$(20)	$413	2	$206

(1)	The table excludes amounts related to contracts classified as normal purchase/normal sale and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Nonperformance could have a material adverse impact on our future results of operations, financial condition and cash flows.

(2)	Collateral consists of cash, standby letters of credit and other forms approved by management.

(3)	See note 2(e) to our consolidated financial statements.

(4)	For unrated counterparties, we perform credit analyses including review of financial statements, contractual rights and restrictions and credit support such as parent company guarantees to create an internal credit rating.

Off-Balance Sheet Arrangements

As of December 31, 2007, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see note 2(b) to our consolidated financial statements.

Historical Cash Flows

Cash Flows—Operating Activities

2007 Compared to 2006 and 2006 Compared to 2005.

						Change	Change
						From 2006	From 2005
	2007		2006	2005		to 2007	to 2006
	(in millions)

Operating income (loss)	$876		$(24)	$(321)		$900	$297
Depreciation and amortization	424		373	446		51	(73)
Gains on sales of assets and emission allowances, net	(26)		(159)	(168)		133	9
Net changes in energy derivatives	(393	)(1)	317 (2)	192	(3)	(710)	125
Western states and similar settlements	—		35	359		(35)	(324)
Western states and similar settlements payments	(35)		(160)	—		125	(160)
Margin deposits, net	297		1,264 (4)	(1,214	)(5)	(967)	2,478
Settlements of exchange transactions prior to contractual period(6)	(9)		22	(8)		(31)	30
Net option premiums sold (purchased)	(23)		(53)	3		30	(56)
Interest payments	(345)		(385)	(347)		40	(38)
Change in accounts and notes receivable and accounts payable, net	20		32	35		(12)	(3)
Income tax payments, net of refunds	(28)		(29)	(22)		1	(7)
Other, net	(3)		97	(65)		(100)	162

Net cash provided by (used in) continuing operations from operating activities	755		1,330	(1,110)		(575)	2,440
Net cash provided by (used in) discontinued operations from operating activities	7		(54)	193		61	(247)

Net cash provided by (used in) operating activities	$762		$1,276	$(917)		$(514)	$2,193

(1)	Includes unrealized gains on energy derivatives of $445 million.

(2)	Includes unrealized losses on energy derivatives of $231 million.

(3)	Includes unrealized losses on energy derivatives of $192 million.

(4)	Change primarily due to our credit-enhanced retail structure and the expiration of certain hedges.

(5)	Change primarily due to both a decrease in net unrealized value of our broker accounts and increased counterparty obligations.

(6)	Represents exchange transactions financially settled in three business days prior to the contractual delivery month.

Cash Flows—Investing Activities

2007 Compared to 2006 and 2006 Compared to 2005.

					Change		Change
					from 2006		from 2005
	2007	2006	2005		to 2007		to 2006
	(in millions)

Capital expenditures	$(189)	$(97)	$(82)		$(92	)(1)	$(15)
Proceeds from sales of assets, net(2)	82	1	149	(3)	81		(148)
Proceeds from sales of emission allowances(2)(4)	7	205	234		(198)		(29)
Purchases of emission allowances(4)	(92)	(23)	(146)		(69)		123
Restricted cash	7	2	14		5		(12)
Other, net	6	1	6		5		(5)

Net cash provided by (used in) continuing operations from investing activities	(179)	89	175		(268)		(86)
Net cash provided by discontinued operations from investing activities	—	968 (5)	131	(6)	(968)		837

Net cash provided by (used in) investing activities	$(179)	$1,057	$306		$(1,236)		$751

(1)	Increase primarily due to environmental capital expenditures for NOx and SO2 emission reductions at two of our facilities beginning in 2007.

(2)	See note 20 to our consolidated financial statements.

(3)	Includes $76 million, $42 million and $28 million related to sales of El Dorado, REMA hydropower plants and landfill-gas fueled power plants, respectively.

(4)	See “Business—Environmental Matters” in Item 1 of this Form 10-K.

(5)	Includes $952 million of net cash proceeds from the sale of New York plants.

(6)	Includes $100 million of net cash proceeds from the sale of Ceredo.

Cash Flows—Financing Activities

2007 Compared to 2006 and 2006 Compared to 2005.

				Change	Change
				from 2006	from 2005
	2007	2006	2005	to 2007	to 2006
	(in millions)

Proceeds from issuance of senior unsecured notes	$1,300	$—	$—	$1,300	$—
Payments of senior secured notes	(1,126)	—	—	(1,126)	—
Net proceeds from (payments on) senior secured term loans	(400)	(452)	190	52	(642)
Net borrowings under (payments on) receivables facility	—	(450)	223	450	(673)
Net borrowings under (payments on) senior secured revolver	—	(383)	184	383	(567)
Payments under REMA’s term loans	—	—	(28)	—	28
Proceeds from issuances of stock	41	25	37	16	(12)
Payments of debt extinguishments and conversions expenses	(73)	(36)	—	(37)	(36)
Payments of financing costs	(31)	(17)	(1)	(14)	(16)
Other, net	(3)	(6)	(11)	3	5

Net cash provided by (used in) continuing operations from financing activities	(292)	(1,319)	594	1,027	(1,913)
Net cash used in discontinued operations from financing activities	—	(638)	—	638	(638)

Net cash provided by (used in) financing activities	$(292)	$(1,957)	$594	$1,665	$(2,551)

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

See notes 2 and 11 to our consolidated financial statements.

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

Fair Value.

Goodwill.  We consider the estimate of fair value to be a critical accounting estimate for our wholesale energy segment because (a) a goodwill impairment could have a material impact on our financial position and results of operations and (b) the estimate is based on a number of highly subjective judgments and assumptions. See notes 2(h) and 4 to our consolidated financial statements.

Property, Plant and Equipment.  We consider the fair value estimate used to calculate impairment of property, plant and equipment a critical accounting estimate. This estimate primarily affects our wholesale energy segment, which holds approximately 98% of our total net property, plant and equipment. See note 2(g) to our consolidated financial statements. In determining the existence of an impairment in carrying value, we make a number of subjective assumptions as to:

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

To determine the fair value for energy derivatives where there are no market quotes or external valuation services, we rely on various modeling techniques. We use a variety of valuation models, which vary in complexity depending on the contractual terms of, and inherent risks in, the instrument being valued. We use both industry-standard models as well as internally developed proprietary valuation models that consider various assumptions such as market prices for power and fuel, market implied heat rates, load and price shapes, ancillary services, volatilities and correlations as well as other relevant factors as may be deemed appropriate. There is inherent risk in valuation modeling given the complexity and volatility of energy markets. Therefore, it is possible that results in future periods may be materially different as contracts are ultimately settled.

For additional information regarding our derivative assets and liabilities, see notes 2(d) and 5 to our consolidated financial statements and “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Form 10-K.

Retail Energy Segment Estimated Revenues and Energy Supply Costs.

Accrued Unbilled Revenues.  Accrued unbilled revenues of $435 million as of December 31, 2007 represented 4% of our consolidated revenues and 5% of our retail energy segment’s revenues for 2007. Accrued unbilled revenues of $416 million as of December 31, 2006 represented 4% of our consolidated revenues and 5% of our retail energy segment’s revenues for 2006.

Accrued unbilled revenues are critical accounting estimates as volumes are not precisely known at the end of each reporting period and the revenue amounts are material. If our estimate of electricity usage were to increase or decrease by 3%, our accrued unbilled revenues as of December 31, 2007 would have increased or decreased by approximately $13 million.

Estimated Energy Supply Costs.  We record energy supply costs for electricity sales and services to retail customers based on estimated supply volumes for the applicable reporting period. This is a critical accounting estimate as volumes are not known at the end of each reporting period and the purchased power amounts are material.

A portion of our energy supply costs ($74 million and $61 million as of December 31, 2007 and 2006, respectively) consisted of estimated transmission and distribution charges not yet billed by the transmission and distribution utilities.

In estimating supply volumes, we consider the effects of historical customer volumes, weather factors and usage by customer class. We estimate our transmission and distribution delivery fees using the same method that we use for electricity sales and services to retail customers. In addition, we estimate ERCOT ISO fees based on historical trends, estimated supply volumes and initial ERCOT ISO settlements. Volume estimates are then multiplied by the supply rate and recorded as purchased power in the applicable reporting period. If our estimate of electricity usage volumes increased or decreased by 3%, our energy supply costs would have increased or decreased by approximately $12 million as of December 31, 2007. Changes in our volume usage would have resulted in a similar offsetting change in billed volumes, thus partially mitigating our energy supply costs.

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

Deferred Tax Assets, Valuation Allowances and Tax Liabilities.

We estimate (a) income taxes in the jurisdictions in which we operate, (b) net deferred tax assets and liabilities based on expected future taxes in the jurisdictions in which we operate, (c) valuation allowances for deferred tax assets and (d) uncertain income tax positions. These estimates are considered critical accounting estimates because they require projecting future operating results (which is inherently imprecise) and judgments related to the ultimate determination of tax positions by taxing authorities. Also, these estimates depend on assumptions regarding our ability to generate future taxable income during the periods in which temporary differences are deductible. See note 11 to our consolidated financial statements for additional information.

We assess our future ability to use federal, state and foreign net operating loss carryforwards, capital loss carryforwards and other deferred tax assets using the more-likely-than-not criteria. These assessments include an evaluation of our recent history of earnings and losses, future reversals of temporary differences and identification of other sources of future taxable income, including the identification of tax planning strategies in certain situations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risks and Risk Management

Our primary market risk exposure relates to fluctuations in commodity prices. We also have market risk exposure related to changes in interest rates. As described in notes 2(d) and 2(e) to our consolidated financial statements, we have a risk control framework to manage our risk exposure. However, the effectiveness of this framework can never be completely estimated or fully assured. For example, we could experience volatility in earnings from basis price differences, transmission issues, price correlation issues, volume variation or other factors. In addition, a reduction in market liquidity may impair the effectiveness of our risk management practices and resulting hedge strategies. These and other factors could have a material adverse effect on our results of operations, financial condition and cash flows.

Non-trading Market Risks

Commodity Price Risk

Changes in commodity prices prior to the energy delivery period are inherent in our wholesale and retail energy businesses. We use derivative instruments such as futures, forwards, swaps and options to execute our wholesale hedge strategy and retail supply procurement strategy.

As of December 31, 2007, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

						2013 and	Total
Source of Fair Value	2008	2009	2010	2011	2012	Thereafter	Fair Value
	(in millions)

Prices actively quoted(1)	$1	$—	$—	$(1)	$13	$—	$13
Prices provided by other external sources(2)	(114)	21	(14)	—	—	—	(107)
Prices based on models and other valuation methods(3)	(63)	(13)	24	1	(3)	(6)	(60)

Total mark-to-market non-trading derivatives	(176)	8	10	—	10	(6)	(154)
Cash flow hedges(4)	(63)	(35)	(35)	(32)	(19)	—	(184)

Total	$(239)	$(27)	$(25)	$(32)	$(9)	$(6)	$(338)

(1)	Represents our NYMEX futures positions in natural gas, crude oil and power, which have quoted prices for the next 72, 30 and 36 months, respectively.

(2)	Represents our forward positions in natural gas, coal and crude oil and power at points for which over-the-counter market broker quotes are available, which on average, extend 24 or 36 months into the future. Positions are valued against internally developed forward market price curves that are validated and recalibrated against over-the-counter broker quotes. This category includes some transactions whose prices are obtained from external sources and then modeled to hourly, daily or monthly prices, as appropriate.

(3)	Represents the value of (a) our valuation adjustments for liquidity, credit and administrative costs, (b) options or structured transactions not quoted by an exchange or over-the-counter broker, but for which the prices of the underlying position are available and (c) transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point.

(4)	As of December 31, 2007, all previously designated cash flows hedges have been de-designated. See notes 2(d) and 5 to our consolidated financial statements.

The fair values shown in the table above are subject to significant changes due to fluctuating commodity forward market prices, volatility and credit risk. Market prices assume a functioning market with an adequate number of buyers and sellers to provide liquidity. Insufficient market liquidity could significantly affect the values that could be obtained for these contracts, as well as the costs at which these contracts could be hedged.

A hypothetical 10% movement in the underlying energy prices would have the following potential gain (loss) impacts on our non-trading derivatives:

		Fair Value of
		Cash Flow	Earnings Impact of	Total Potential
As of December 31,	Market Prices	Hedges	Other Derivatives	Loss in Fair Value

2007	10% decrease	$—	$(353)	$(353)
2006	10% decrease	33	(328)	(295)

This risk analysis does not include the favorable impact that the same hypothetical price movements would have on our physical purchases and sales of fuel and power to which the hedges relate. The adverse impact of changes in commodity prices on our portfolio of non-trading energy derivatives would be offset (although not necessarily in the same period) by a favorable impact on the underlying physical transactions, assuming:

•	the derivatives are not closed out in advance of their expected term;

•	the derivatives continue to function effectively as hedges of the underlying risk; and

•	as applicable, anticipated underlying transactions settle as expected.

If any of these assumptions cease to be true, we may experience a benefit or loss relative to the underlying exposure. See notes 2(d) and 5 to our consolidated financial statements.

Interest Rate Risk

We remain subject to the benefits or losses associated with movements in market interest rates related to certain variable rate debt, cash, cash equivalents and margin deposits, which are most vulnerable to changes in the federal funds rate. As we deconsolidated Channelview on August 20, 2007 and have no borrowings under our senior secured revolver or retail working capital facility, we have no variable rate debt outstanding as of December 31, 2007.

We assess interest rate risks using a sensitivity analysis that measures the potential change in our interest expense/income based on a hypothetical one percentage point movement in the underlying variable interest rate indices. If interest rates increased/decreased by one percentage point, our annual interest expense would have increased/decreased for 2007 by $4 million and our annual interest income, net of interest expense would have increased/decreased by $2 million. If interest rates increased/decreased by one percentage point, our annual interest expense would have increased/decreased for 2006 by $15 million and our annual interest expense, net of interest income, would have increased/decreased by $8 million.

We estimated these amounts by considering the impact of hypothetical changes in interest rates on our variable-rate debt, cash and cash equivalents and net margin deposits based on average balances throughout the respective year.

If interest rates decreased by one percentage point from their December 31, 2007 and 2006 levels, the fair market values of our fixed-rate debt would have increased by $201 million and $189 million, respectively.

Trading Market Risks

Prior to March 2003, we engaged in proprietary trading activities as discussed in note 5 to our consolidated financial statements. Trading positions entered into prior to our decision to exit this business are being closed on economical terms or are being retained and settled over the contract terms.

As of December 31, 2007, the fair values of the contracts related to our legacy trading positions and recorded as net derivative assets and liabilities are:

						2013 and	Total
Source of Fair Value	2008	2009	2010	2011	2012	Thereafter	Fair Value
	(in millions)

Prices actively quoted	$(31)	$(12)	$—	$—	$—	$—	$(43)
Prices provided by other external sources	48	14	—	—	—	—	62
Prices based on models and other valuation methods	—	—	—	—	—	—	—

Total	$17	$2	$—	$—	$—	$—	$19

The fair values in the above table are subject to significant changes based on fluctuating market prices and conditions. For further discussion of items that impact our portfolio of trading contracts and an explanation of the sources of fair value, see the discussion related to non-trading derivative assets and liabilities.

Our consolidated realized and unrealized amounts relating to these positions are (income (loss)):

	2007	2006
	(in millions)

Realized	$8	$(3)
Unrealized	11	30

Total	$19	$27

An analysis of these net derivative assets and liabilities is:

	2007		2006
	(in millions)

Fair value of contracts outstanding, beginning of period	$9		$(20)
Contracts realized or settled	(10	)(1)	(2	)(2)
Changes in valuation techniques	—		(8)
Changes in fair values attributable to market price and other market changes	20		39

Fair value of contracts outstanding, end of period Total	$19		$9

(1)	Amount includes realized gain of $8 million and deferred settlements of $2 million.

(2)	Amount includes realized loss of $3 million offset by deferred settlements of $5 million.

We primarily assess the risk of our legacy trading positions using a value-at-risk method to maintain our total exposure within limits set by the Audit Committee. Value-at-risk is the potential loss in value of trading positions due to adverse market movements over a defined time period within a specified confidence level. We use the parametric variance/covariance method with delta/gamma approximation to calculate value-at-risk.

Our value-at-risk model utilizes four major parameters:

•	Confidence level—95% for natural gas and petroleum products and 99% for power products;

•	Volatility—calculated daily from historical forward prices using the exponentially weighted moving average method;

•	Correlation— calculated daily from daily volatilities and historical forward prices using the exponentially weighted moving average method; and

•	Holding period—natural gas and petroleum products generally have two day-holding periods. Power products have holding periods of five to 20 days based on the risk profile of the portfolio and the liquidation period.

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

The daily value-at-risk for our legacy trading positions is:

	2007	2006
	(in millions)

As of December 31	$1	$2
Year Ended December 31:
Average	3	3
High	5	7
Low	1	1

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the consolidated financial statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The information required by this Item is incorporated by reference from “Reliant Energy, Inc.’s Report on Internal Control Over Financial Reporting” on page F-1.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Business—Executive Officers” in Item 1 of this Form 10-K. Pursuant to General Instruction G to Form 10-K, we incorporate by reference the information to be disclosed in our definitive proxy statement for the annual stockholder meeting at which we will elect directors (Proxy Statement).

Item 11.	Executive Compensation.

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 regarding our equity compensation plans.

	(a)		(b)	(c)
				Number of Securities
				Remaining Available for
	Number of		Weighted-Average	Future Issuance Under
	Securities to Be Issued		Exercise Price of	Equity Compensation Plans
	Upon Exercise of		Outstanding	(Excluding Securities
	Outstanding Options,		Options, Warrants	Reflected
	Warrants and Rights		and Rights(1)	in Column (a))

Equity compensation plans approved by security holders(2)	8,360,073	(3)	$13.56	24,747,036	(4)
Equity compensation plans not approved by security holders(5)	1,404,979	(6)	$8.28	3,659,039

Total	9,765,052		$13.07	28,406,075

(1)	The weighted average exercise prices exclude shares issuable under outstanding time-based restricted stock units (which do not have an exercise price).

(2)	Plans approved by stockholders include the Reliant Energy, Inc. Employee Stock Purchase Plan, the 2002 Long-Term Incentive Plan, the Long-Term Incentive Plan of Reliant Energy, Inc. and the Reliant Energy, Inc. Transition Stock Plan.

(3)	This amount includes 7,990,551 shares issuable upon the exercise of outstanding stock options and 369,322 shares issuable pursuant to outstanding restricted stock units granted under the 2002 Long-Term Incentive Plan.

(4)	Includes stockholder approved reserves of 9,899,115 shares as of December 31, 2007 that may be issued under the Employee Stock Purchase Plan and 14,847,921 shares that may be issued under the 2002 Long-Term Incentive Plan. Under the 2002 Long-Term Incentive Plan, no more than 25% of the shares available for future issuance are available for grant as awards of restricted stock and non-restricted awards of common stock or units denominated in common stock. No additional shares may be issued under the Long-Term Incentive Plan of Reliant Energy, Inc. or the Reliant Energy, Inc. Transition Stock Plan.

(5)	The Reliant Energy Inc. 2002 Stock Plan permits grants of stock options, stock appreciation rights, performance based stock awards, time-based stock awards and cash awards to all employees other than the executive officers subject to the reporting requirements of Section 16(a) of the Exchange Act. The Board authorized 6,000,000 shares for grant upon adoption of the 2002 Stock Plan. To the extent these 6,000,000 shares were not granted in 2002, the excess shares were cancelled. In January 2003, an additional 6,000,000 shares were authorized for the plan, with no more than 25% of these shares available for grant as awards of restricted stock and non-restricted awards of common stock or units denominated in common stock. The total number of shares available for future issuance is adjusted for new grants, exercises, forfeitures, cancellations and terminations of outstanding awards.

(6)	This amount includes 817,328 shares issuable upon the exercise of outstanding stock options and 587,651 shares issuable pursuant to outstanding restricted stock units.

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management—Directors and Executive Officers, and—Principal Stockholders.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into each of these Items 13 and 14 the information to be disclosed in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) List of Documents Filed as Part of this Report

(1)	Index to Consolidated Financial Statements of Reliant Energy, Inc. and Subsidiaries.

(2)	Financial Statement Schedule.

Schedule II—Reliant Energy, Inc. and Subsidiaries—Valuation and Qualifying Accounts for 2007, 2006 and 2005	F-66

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

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

3.1	Third Restated Certificate of Incorporation	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	3.1
3.2	Third Amended and Restated Bylaws	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007	1-16455	3.3
4.1	Specimen Stock Certificate	Reliant Energy, Inc.’s Amendment No. 5 to Registration Statement on Form S-1, filed March 23, 2001	333-48038	4.1
4.2	Rights Agreement between Reliant Resources, Inc. and The Chase Manhattan Bank, as Rights Agent, including a form of Rights Certificate, dated as of January 15, 2001	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	4.2
4.3	Common Stock Warrant Agreement by Reliant Resources, Inc. for the benefit of the holders from time to time, dated as of March 28, 2003	Reliant Energy, Inc.’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2002	1-16455	4.3
4.4	Indenture relating to the 5.00% Convertible Senior Subordinated Notes due 2010, between Reliant Resources, Inc. and Wilmington Trust Company, as Trustee, dated as of June 24, 2003	Reliant Energy, Inc.’s Registration Statement on Form S-3, filed July 24, 2003	333-107295	4.5
4.5	Registration Rights Agreement relating to the 5.00% Convertible Senior Subordinated Notes due 2010, among Reliant Resources, Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Banc of America Securities LLC, dated as of June 24, 2003	Reliant Energy, Inc.’s Registration Statement of Form S-3, filed July 24, 2003	333-107295	4.7
4.6	Indenture relating to the 9.50% Senior Secured Notes due 2013, among Reliant Resources, Inc., the Guarantors listed in Schedule I thereto and Wilmington Trust Company, as Trustee, dated as of July 1, 2003	Reliant Energy, Inc.’s Registration Statement on Form S-4, filed July 24, 2003	333-107297	4.7
4.7	Supplemental Indenture relating to the 9.50% Senior Secured Notes due 2013, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of November 19, 2004	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	4.11

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

4.8	Second Supplemental Indenture relating to the 9.50% Senior Secured Notes due 2013, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	4.12
4.9	Third Supplemental Indenture relating to the 9.50% Senior Secured Notes due 2013, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	4.2
4.10	Form of Senior Indenture to be issued under universal shelf	Reliant Energy, Inc.’s Amendment No. 1 to Registration Statement on Form S-3, filed December 10, 2003	333-107296	4.5
4.11	Form of Subordinated Indenture to be issued under universal shelf	Reliant Energy, Inc.’s Amendment No. 1 to Registration Statement on Form S-3, filed December 10, 2003	333-107296	4.6
4.12	Senior Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc. and Wilmington Trust Company, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	4.1
4.13	First Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	4.2
4.14	Second Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	4.18
4.15	Third Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	4.3
4.16	Indenture between Orion Power Holdings, Inc. and Wilmington Trust Company, dated as of April 27, 2000	Orion Power Holdings, Inc.’s Registration Statement on Form S-1, filed August 18, 2000	333-44118	4.1

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

4.17	Fourth Supplemental Indenture relating to the 9.50% Senior Secured Notes due 2013, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of June 5, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 6, 2007	1-16455	4.2
4.18	Fourth Supplemental Indenture relating to the 7.625% Senior Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of June 13, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 15, 2007	1-16455	4.1
4.19	Fifth Supplemental Indenture relating to the 7.875% Senior Notes due 2017, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of June 13, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 15, 2007	1-16455	4.2
10.1	Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated as of December 31, 2000	CenterPoint Energy Houston Electric, LLC’s (formerly known as Reliant Energy, Incorporated) Quarterly Report on Form 10-Q for the period ended March 31, 2001	1-3187	10.1
10.2	Tax Allocation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated as of December 31, 2000	CenterPoint Energy Houston Electric, LLC’s (formerly known as Reliant Energy, Incorporated) Quarterly Report on Form 10-Q for the period ended March 31, 2001	1-3187	10.8
10.3	Third Amended and Restated Credit and Guaranty Agreement among (i) Reliant Energy, Inc., as Borrower; (ii) the Other Loan Parties referred to therein, as Guarantors; (iii) the Lenders party thereto; (iv) Bank of America, N.A., as Administrative Agent and Collateral Agent; (v) Barclays Bank PLC and Deutsche Bank Securities Inc., as Syndication Agents; and (vi) Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital Corporation, as Documentation Agents, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.6

				SEC File or
Exhibit			Reporter or Registration	Registration	Exhibit
Number		Document Description	Statement	Number	Reference

10.4		Credit Sleeve and Reimbursement Agreement among Reliant Energy Power Supply, LLC, the Guarantors listed therein, Merrill Lynch Commodities, Inc., and Merrill Lynch & Co., Inc., dated as of September 24, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed September 25, 2006	1-16455	10.1
10.5		Schedules and Exhibits to the Credit Sleeve and Reimbursement Agreement dated as of September 24, 2006 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006	1-16455	10.7B
10	.6A	Amended and Restated Credit Sleeve and Reimbursement Agreement among Reliant Energy Power Supply, LLC, the Guarantors listed therein, Merrill Lynch Commodities, Inc., and Merrill Lynch & Co., Inc., dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	99.2
10	.6B	Schedules and Exhibits to the Amended and Restated Credit Sleeve and Reimbursement Agreement dated as of December 1, 2006 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.6B
10	.7A	Amended and Restated Credit Sleeve and Reimbursement Agreement among Reliant Energy Power Supply, LLC, the Guarantors listed therein, Merrill Lynch Commodities, Inc. and Merrill Lynch & Co., Inc., dated as of August 1, 2007	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007	1-16455	10.1A
10	.7B	Schedules and Exhibits to the Amended and Restated Credit Sleeve and Reimbursement Agreement dated as of August 1, 2007 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007	1-16455	10.1B
10.8		Working Capital Facility among Reliant Energy Power Supply, LLC, the Guarantors listed therein and Merrill Lynch Capital Corporation, dated as of September 24, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed September 25, 2006	1-16455	10.2

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

10.9	Amended and Restated Working Capital Facility Agreement among Reliant Energy Power Supply, LLC, the Guarantors listed therein and Merrill Lynch Capital Corporation, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	99.1
10.10	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2001A between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.2
10.11	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2002A between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.3
10.12	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2002B between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.4
10.13	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2003A between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.5

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

10.14	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2004A between Reliant Energy, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association, as Trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.6
10.15	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2001A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.14
10.16	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2002A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.15
10.17	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2002B among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.16

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

10.18	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2003A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.17
10.19	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2004A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.18
10.20	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2001A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.1
10.21	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2002A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.2

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

10.22	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2002B among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.3
10.23	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2003A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.4
10.24	Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s outstanding Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project) Series 2004A among Reliant Energy, Inc., the Guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.5

SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

10.25	Credit and Guaranty Agreement among Reliant Energy, Inc., as Borrower, the Other Loan Parties referred to therein as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation, and ABN AMRO Bank N.V., as Joint Bookrunners with respect to the Revolving Credit Facility and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and Bear, Sterns & Co. Inc., as Joint Bookrunners with respect to the Pre-Funded L/C Facility, dated as of June 12, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 15, 2007	1-16455	1.1
10.26	Facility Lease Agreement between Conemaugh Lessor Genco LLC and Reliant Energy Mid-Atlantic Power Holdings, LLC, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.6a
10.27	Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 10.26	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.6b
10.28	Pass Through Trust Agreement between Reliant Energy Mid-Atlantic Power Holdings, LLC and Bankers Trust Company, made with respect to the formation of the Series A Pass Through Trust and the issuance of 8.554% Series A Pass Through Certificates, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.4a
10.29	Schedule identifying substantially identical agreements to Pass Through Trust Agreement constituting Exhibit 10.28	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.4b

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

10.30	Participation Agreement among (i) Conemaugh Lessor Genco LLC, as Owner Lessor; (ii) Reliant Energy Mid-Atlantic Power Holdings, LLC, as Facility Lessee; (iii) Wilmington Trust Company, as Lessor Manager; (iv) PSEGR Conemaugh Generation, LLC, as Owner Participant; (v) Bankers Trust Company, as Lease Indenture Trustee; and (vi) Bankers Trust Company, as Pass Through Trustee, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.5a
10.31	Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 10.30	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.5b
10.32	First Amendment to Participation Agreement, dated as of November 15, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.20
10.33	Schedule identifying substantially identical agreements to First Amendment to Participation Agreement constituting Exhibit 10.32	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.21
10.34	Second Amendment to Participation Agreement, dated as of June 18, 2003	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.22
10.35	Schedule identifying substantially identical agreements to Second Amendment to Participation Agreement constituting Exhibit 10.34	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.23
10.36	Lease Indenture of Trust, Mortgage and Security Agreement between Conemaugh Lessor Genco LLC, as Owner Lessor, and Bankers Trust Company, as Lease Indenture Trustee, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.8a
10.37	Schedule identifying substantially identical agreements to Lease Indenture of Trust constituting Exhibit 10.36	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.8b
10.38	Purchase and Sale Agreement by and between Orion Power Holdings, Inc., Reliant Energy, Inc., Great Lakes Power Inc. and Brascan Corporation, dated as of May 18, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed May 21, 2004	1-16455	99.2

				SEC File or
Exhibit			Reporter or Registration	Registration	Exhibit
Number		Document Description	Statement	Number	Reference

10.39		Purchase and Sale Agreement between Orion Power Holdings, Inc., as Seller, Reliant Energy, Inc., as Guarantor, and Astoria Generating Company Acquisitions, L.L.C., as Buyer, dated as of September 30, 2005	Reliant Energy, Inc.’s Current Report on Form 10-K, filed October 6, 2005	1-16455	10.1
10.40		Settlement and Release of Claims Agreement among each of the Reliant Parties, OMOI, each of the California Parties, each of the Additional Claimants, each of the Class Action Parties and each of the Local Governmental Parties (each as defined therein), dated as of October 12, 2005	Reliant Energy, Inc.’s Current Report on Form 8-K, filed October 20, 2005	1-16455	10.1
10.41		Settlement Agreement between Reliant Energy, Inc. and Seneca Capital, L.P. dated April 18, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed April 18, 2006	1-16455	10.1
*10	.42	Executive Life Insurance Plan, effective as of January 1, 1994, including the first and second amendments thereto (Reliant Energy, Inc. has adopted certain obligations under this plan with respect to the following individuals: James A. Ajello and Brian Landrum)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.30
*10	.43	Transition Stock Plan, effective as of May 4, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.37
*10	.44	2002 Stock Plan, effective as of March 1, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, filed April 19, 2002	333-86610	4.5
*10	.45	Annual Incentive Compensation Plan, effective as of January 1, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.9
*10	.46	2002 Annual Incentive Compensation Plan for Executive Officers, effective as of March 1, 2002	Reliant Energy, Inc.’s 2002 Proxy Statement on Schedule 14A	1-16455	Appendix I
*10	.47	Long-Term Incentive Plan, effective as of January 1, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.10
*10	.48	2002 Long-Term Incentive Plan, effective as of June 6, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, filed April 19, 2002	333-86612	4.5
*10	.49	Deferral Plan, effective as of January 1, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, filed December 7, 2001	333-74790	4.1

				SEC File or
Exhibit			Reporter or Registration	Registration	Exhibit
Number		Document Description	Statement	Number	Reference

*10	.50	First Amendment to Deferral Plan, effective as of January 14, 2003	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003	1-16455	10.5
*10	.51	Successor Deferral Plan, effective as of January 1, 2002	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.30
*10	.52	Deferred Compensation Plan, effective as of September 1, 1985, including the first nine amendments thereto (This is now a part of the plan listed as Exhibit 10.51)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.25
*10	.53	Deferred Compensation Plan, as amended and restated effective as of January 1, 1989, including the first nine amendments thereto (This is now a part of the plan listed as Exhibit 10.51)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.26
*10	.54	Deferred Compensation Plan, as amended and restated effective as of January 1, 1991, including the first ten amendments thereto (This is now a part of the plan listed as Exhibit 10.51)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.27
*10	.55	Benefit Restoration Plan, as amended and restated effective as of July 1, 1991, including the first amendment thereto (This is now a part of the plan listed as Exhibit 10.51)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.12
*10	.56	Key Employee Award Program 2004-2006 of the 2002 Long-Term Incentive Plan and the Form of Agreement for Key Employee Award Program, effective as of February 13, 2004	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2004	1-16455	10.1
*10	.57	First Amendment to the Key Employee Award Program, effective as of August 10, 2005	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.44
*10	.58	Form of 2002 Stock Plan Nonqualified Stock Option Award Agreement, 2003 Grants	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.39
+*10	.59	Form of Change in Control Agreement for CEO, CFO and COO
+*10	.60	Form for Change in Control Agreement for persons other than CEO, CFO and COO
*10	.61	Reliant Energy, Inc. Executive Severance Plan, effective as of January 1, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.57

				SEC File or
Exhibit			Reporter or Registration	Registration	Exhibit
Number		Document Description	Statement	Number	Reference

*10	.62	Form of 2002 Long-Term Incentive Plan Nonqualified Stock Option Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.53
*10	.63	Form of 2002 Long-Term Incentive Plan Restricted Stock Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.54
*10	.64	Form of 2002 Long-Term Incentive Plan Quarterly Restricted and Premium Restricted Stock Units Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.55
+*10	.65	Form of 2002 Long-Term Incentive Plan Quarterly Common Stock and Premium Restricted Stock Award Agreement for Directors
+*10	.66	Form of 2002 Long-Term Incentive Plan Restricted Stock Award Agreement for Directors
*10	.67	Form of Long-Term Incentive Plan Restricted Stock Award Agreement for Directors’ initial grant	Reliant Energy, Inc.’s Current Report on Form 8-K, filed August 24, 2006	1-16455	10.1
*10	.68	Reliant Energy, Inc. Non-Employee Directors’ Compensation Program, effective as of May 16, 2007	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.1
*10	.69	2002 Long-Term Incentive Plan 2007 Long-Term Incentive Award Program for Officers	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 30, 2007	1-16455	10.1
*10	.70	Form of 2002 Long-Term Incentive Plan 2007 Long-Term Incentive Award Agreement for Officers	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 30, 2007	1-16455	10.2
*10	.71	2002 Long-Term Incentive Plan 2007 Long-Term Incentive Award Agreement for Mark Jacobs	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.3
*10	.72	2002 Long-Term Incentive Plan Amendment to Nonqualified Stock Option Award Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007—March 12, 2003 grant	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.4
*10	.73	2002 Long-Term Incentive Plan Amendment to Nonqualified Stock Option Award Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007—May 8, 2003 grant	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.5

				SEC File or
Exhibit			Reporter or Registration	Registration	Exhibit
Number		Document Description	Statement	Number	Reference

*10	.74	2002 Long-Term Incentive Plan Amendment to Nonqualified Stock Option Award Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007—August 23, 2003 grant	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.6
*10	.75	2002 Long-Term Incentive Plan Amendment to Key Employee Award Program 2004-2006 Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007—February 13, 2004 grant	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.7
*10	.76	2002 Long-Term Incentive Plan Long-Term Incentive Award Agreement for Rick J. Dobson	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007	1-16544	10.2
+*10	.77	2002 Long-Term Incentive Plan Long-Term Incentive Award Agreement for Albert H. Myres, Sr.
+*10	.78	2002 Long-Term Incentive Plan Long-Term Incentive Award Agreement for Charles Griffey
+*10	.79	Annual Base Salaries of Named Executive Officers
+10	.80	Asset Purchase Agreement by and among Reliant Energy Channelview LP, Reliant Energy Services Channelview LLC and Kelson Energy IV LLC entered into February 24, 2008 and dated as of February 25, 2008
+12	.1	Reliant Energy, Inc. and Subsidiaries Ratio of Earnings from Continuing Operations to Fixed Charges
+21	.1	Subsidiaries of Reliant Energy, Inc.
+23	.1	Consent of KPMG LLP, independent registered public accounting firm of Reliant Energy, Inc.
+23	.2	Consent of Deloitte & Touche LLP, former independent registered public accounting firm of Reliant Energy, Inc.
+31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

				SEC File or
Exhibit			Reporter or Registration	Registration	Exhibit
Number		Document Description	Statement	Number	Reference

+31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32	.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reliant Energy, Inc.
(Registrant)

By: /s/ Mark M. Jacobs
Mark M. Jacobs
President and Chief Executive Officer

February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2008.

Signature	Title

/s/ Mark M. Jacobs Mark M. Jacobs	President and Chief Executive Officer

/s/ Rick J. Dobson Rick J. Dobson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Thomas C. Livengood Thomas C. Livengood	Senior Vice President and Controller (Principal Accounting Officer)

/s/ E. William Barnett E. William Barnett	Director

/s/ Sarah M. Barpoulis Sarah M. Barpoulis	Director

/s/ Donald J. Breeding Donald J. Breeding	Director

/s/ Kirbyjon H. Caldwell Kirbyjon H. Caldwell	Director

/s/ Steven L. Miller Steven L. Miller	Director

/s/ Laree E. Perez Laree E. Perez	Director

/s/ Evan J. Silverstein Evan J. Silverstein	Director

Signature	Title

/s/ Joel V. Staff Joel V. Staff	Director

/s/ William L. Transier William L. Transier	Director

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our internal control over financial reporting. This report appears on page F-2.

/s/ Mark M. Jacobs Mark M. Jacobs President and Chief Executive Officer	/s/ Rick J. Dobson Rick J. Dobson Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliant Energy, Inc.:

We have audited Reliant Energy, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Internal Control Over Financial Reporting on Page F-1. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliant Energy, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended, and our report dated February 25, 2008, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas
February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliant Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Reliant Energy, Inc. and subsidiaries (the Company), as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II—Valuation and Qualifying Accounts for 2007 and 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliant Energy, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 2007 and 2006 information set forth therein.

As discussed in notes 11, 10(a), and 10(b) to the consolidated financial statements, the Company changed its accounting for income tax uncertainties in 2007, and share-based payment transactions and defined benefit pension and other postretirement plans in 2006, respectively.

We also have audited the adjustments to the financial information in note 16 to the 2005 consolidated financial statements to retrospectively reflect the change in subsidiary guarantors of the Company’s senior secured notes as described in that note. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 consolidated financial statements of the Company other than with respect to these adjustments and, accordingly we do not express an opinion or any other form of assurance on the 2005 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Houston, Texas
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Reliant Energy, Inc. and Subsidiaries
Houston, Texas

We have audited, before the effects of the adjustments to retrospectively account for the change in subsidiary guarantors as described in note 16, the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of Reliant Energy, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2005 (the 2005 consolidated financial statements before the effects of the adjustments discussed in note 16 are not presented herein). Our audit also included the financial statement schedule (Schedule II—Valuation And Qualifying Accounts) listed in the Index at Item 15(a)(2) for the year ended December 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements, before the effects of the adjustments to retrospectively account for the change in subsidiary guarantors as described in note 16, present fairly, in all material respects, the results of operations and cash flows of Reliant Energy, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2006

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2007	2006	2005
	(thousands of dollars, except per share amounts)

Revenues:
Revenues (including $31,592, $191,405 and $(218,081) unrealized gains (losses)) (including $127,083, $0 and $0 from affiliates)	$11,208,724	$10,877,385	$9,711,995

Expenses:
Cost of sales (including $413,028, $(422,325) and $25,846 unrealized gains (losses)) (including $105,118, $0 and $0 from affiliates)	8,656,827	9,435,892	8,365,921
Operation and maintenance	883,083	833,094	736,954
Selling, general and administrative	372,528	383,977	292,486
Western states and similar settlements	22,000	35,000	359,436
Gains on sales of assets and emission allowances, net	(25,699)	(159,386)	(168,114)
Depreciation and amortization	424,432	372,616	445,871

Total operating expense	10,333,171	10,901,193	10,032,554

Operating Income (Loss)	875,553	(23,808)	(320,559)

Other Income (Expense):
Income of equity investments, net	4,686	5,791	25,458
Debt extinguishments and conversions	(72,779)	(37,257)	—
Other, net	4	203	(22,672)
Interest expense	(349,199)	(427,867)	(399,281)
Interest income	34,833	34,317	23,227

Total other expense	(382,455)	(424,813)	(373,268)

Income (Loss) from Continuing Operations Before Income Taxes	493,098	(448,621)	(693,827)
Income tax expense (benefit)	135,115	(121,929)	(253,080)

Income (Loss) from Continuing Operations	357,983	(326,692)	(440,747)
Income (loss) from discontinued operations	7,124	(2,088)	110,799

Income (Loss) Before Cumulative Effect of Accounting Changes	365,107	(328,780)	(329,948)
Cumulative effect of accounting changes, net of tax	—	968	(608)

Net Income (Loss)	$365,107	$(327,812)	$(330,556)

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$1.05	$(1.06)	$(1.46)
Income (loss) from discontinued operations	0.02	(0.01)	0.37

Income (loss) before cumulative effect of accounting changes	1.07	(1.07)	(1.09)
Cumulative effect of accounting changes, net of tax	—	—	—

Net income (loss)	$1.07	$(1.07)	$(1.09)

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$1.01	$(1.06)	$(1.46)
Income (loss) from discontinued operations	0.03	(0.01)	0.37

Income (loss) before cumulative effect of accounting changes	1.04	(1.07)	(1.09)
Cumulative effect of accounting changes, net of tax	—	—	—

Net income (loss)	$1.04	$(1.07)	$(1.09)

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(thousands of dollars, except per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$754,962	$463,909
Restricted cash	3,251	24,980
Accounts and notes receivable, principally customer, net of allowance of $36,724 and $33,332	1,082,746	1,043,637
Inventory	285,408	275,437
Derivative assets	214,207	489,726
Margin deposits	139,834	452,605
Accumulated deferred income taxes	114,559	279,479
Investment in and receivables from Channelview, net	83,253	—
Prepayments and other current assets	104,314	141,016
Current assets of discontinued operations	2,133	2,460

Total current assets	2,784,667	3,173,249

Property, Plant and Equipment, net	5,222,217	5,741,995

Other Assets:
Goodwill, net	379,644	381,594
Other intangibles, net	405,338	423,745
Derivative assets	90,107	203,857
Accumulated deferred income taxes	70,410	87,858
Prepaid lease	270,133	264,328
Other	234,014	290,507

Total other assets	1,449,646	1,651,889

Total Assets	$9,456,530	$10,567,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$52,546	$355,264
Accounts payable, principally trade	687,046	664,630
Derivative liabilities	436,503	1,164,809
Margin deposits	250	16,490
Other	426,839	488,764
Current liabilities of discontinued operations	—	3,286

Total current liabilities	1,603,184	2,693,243

Other Liabilities:
Derivative liabilities	187,089	420,534
Other	278,641	324,145
Long-term liabilities of discontinued operations	3,542	—

Total other liabilities	469,272	744,679

Long-term Debt	2,902,346	3,177,691

Commitments and Contingencies
Temporary Equity Stock-based Compensation	4,694	1,647

Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 344,579,508 and 337,623,392 issued)	106	99
Additional paid-in capital	6,215,512	6,174,665
Accumulated deficit	(1,635,526)	(2,026,316)
Accumulated other comprehensive loss	(103,058)	(198,575)

Total stockholders’ equity	4,477,034	3,949,873

Total Liabilities and Stockholders’ Equity	$9,456,530	$10,567,133

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006	2005
	(thousands of dollars)

Cash Flows from Operating Activities:
Net income (loss)	$365,107	$(327,812)	$(330,556)
(Income) loss from discontinued operations	(7,124)	2,088	(110,799)

Net income (loss) from continuing operations and cumulative effect of accounting changes	357,983	(325,724)	(441,355)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting changes	—	(968)	608
Depreciation and amortization	424,432	372,616	445,871
Deferred income taxes	118,631	(152,431)	(278,992)
Net changes in energy derivatives	(393,453)	316,742	192,235
Amortization of deferred financing costs	50,294	31,508	15,110
Debt extinguishments and conversions expenses	72,779	37,257	—
Gains on sales of assets and emission allowances, net	(25,699)	(159,386)	(168,114)
Western states and similar settlements	—	35,000	359,436
Income of equity investments, net	(4,686)	(5,791)	(25,458)
Other, net	12,703	12,590	27,498
Changes in other assets and liabilities:
Accounts and notes receivable, net	(25,731)	129,161	(109,736)
Changes in notes, receivables and payables with affiliates, net	(13,078)	—	—
Inventory	(21,863)	18,157	(42,253)
Margin deposits, net	296,531	1,264,332	(1,213,940)
Net derivative assets and liabilities	(31,088)	(30,313)	10,978
Western states and similar settlements payments	(35,000)	(159,885)	—
Accounts payable	46,194	(97,117)	144,466
Other current assets	12,306	17,284	33,071
Other assets	(17,953)	(35,373)	(32,605)
Taxes payable/receivable	(10,975)	1,302	3,053
Other current liabilities	(45,713)	64,046	(34,479)
Other liabilities	(11,597)	(2,963)	4,495

Net cash provided by (used in) continuing operations from operating activities	755,017	1,330,044	(1,110,111)
Net cash provided by (used in) discontinued operations from operating activities	6,726	(54,171)	192,948

Net cash provided by (used in) operating activities	761,743	1,275,873	(917,163)

Cash Flows from Investing Activities:
Capital expenditures	(188,856)	(96,793)	(82,296)
Proceeds from sales of assets, net	82,075	1,417	149,345
Proceeds from sales of emission allowances	6,815	205,510	234,421
Purchases of emission allowances	(91,923)	(22,575)	(145,769)
Restricted cash	6,674	1,926	14,251
Other, net	6,045	—	5,500

Net cash provided by (used in) continuing operations from investing activities	(179,170)	89,485	175,452
Net cash provided by discontinued operations from investing activities	520	967,566	130,700

Net cash provided by (used in) investing activities	(178,650)	1,057,051	306,152

Cash Flows from Financing Activities:
Proceeds from long-term debt	1,300,000	400,000	299,000
Payments of long-term debt	(1,535,887)	(865,870)	(148,333)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	6,554	(825,554)	407,000
Payments of financing costs	(31,245)	(16,673)	(1,198)
Payments of debt extinguishments and conversions expenses	(72,779)	(36,157)	—
Proceeds from issuances of stock	41,317	24,842	37,885

Net cash provided by (used in) continuing operations from financing activities	(292,040)	(1,319,412)	594,354
Net cash used in discontinued operations from financing activities	—	(638,000)	—

Net cash provided by (used in) financing activities	(292,040)	(1,957,412)	594,354

Net Change in Cash and Cash Equivalents	291,053	375,512	(16,657)
Cash and Cash Equivalents at Beginning of Period	463,909	88,397	105,054

Cash and Cash Equivalents at End of Period	$754,962	$463,909	$88,397

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$344,701	$385,055	$347,249
Income taxes paid (net of income tax refunds received) for continuing operations	$27,884	$28,649	$21,812

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated Other Comprehensive Income(Loss)
					Unrealized
					Gain (Loss)						Discontinued
					on		Benefits	Benefits		Total	Operations
					Available	Deferred	Actuarial	Net	Additional	Accumulated	Accumulated
		Additional			For	Derivative	Net	Prior	Minimum	Other	Other	Total
	Common	Paid	Treasury	Accumulated	Sale	Gains	Gain	Service	Benefits	Comprehensive	Comprehensive	Stockholders’	Comprehensive
	Stock	In Capital	Stock	Deficit	Securities	(Losses)	(Loss)	Costs	Liability	Income (Loss)	Income (Loss)	Equity	Income (Loss)
	(thousands of dollars)
Balance December 31, 2004	$61	$5,790,007	$(2,209)	$(1,367,948)	$8	$(29,211)	$—	$—	$(148)	$(29,351)	$(4,206)	$4,386,354
Net loss				(330,556)								(330,556)	$(330,556)
Contributions from CenterPoint Energy, Inc.		7,079										7,079
Warrants		1,411										1,411
Transactions under stock plans	5	48,250	2,209									50,464
Other comprehensive income (loss):
Deferred gain (loss) from cash flow hedges, net of tax of $160 million and $1 million						(233,234)				(233,234)	2,378	(230,856)	(233,234)
Reclassification of net deferred (gain) loss from cash flow hedges into net loss, net of tax of $9 million and $1 million						(21,688)				(21,688)	1,493	(20,195)	(21,688)
Unrealized loss on available-for-sale securities, net of tax of $0					(8)					(8)		(8)	(8)
Other comprehensive income from discontinued operations													3,871

Comprehensive loss													$(581,615)

Balance December 31, 2005	$66	$5,846,747	$—	$(1,698,504)	$—	$(284,133)	$—	$—	$(148)	$(284,281)	$(335)	$3,863,693
Adjustment to initially apply FASB Statement No. 123R		18,099										18,099

Balance after initial adjustment to apply FASB Statement No. 123R	66	5,864,846	—	(1,698,504)	—	(284,133)	—	—	(148)	(284,281)	(335)	3,881,792
Net loss				(327,812)								(327,812)	$(327,812)
Distribution to CenterPoint Energy, Inc.		(3,774)										(3,774)
Warrants		970										970
Transactions under stock plans	3	45,201										45,204
Conversion of convertible senior subordinated notes to common stock	30	267,422										267,452
Other comprehensive income (loss):
Changes in minimum pension liability, net of tax of $1 million									(2,121)	(2,121)		(2,121)	(2,121)
Deferred loss from cash flow hedges, net of tax of $79 million						(129,081)				(129,081)		(129,081)	(129,081)
Reclassification of net deferred loss from cash flow hedges into net loss, net of tax of $150 million and $0						240,971				240,971	335	241,306	240,971
Other comprehensive income from discontinued operations													335
Adjustment to initially apply FASB Statement No. 158, net of tax of $0, $0 and $2 million							(15,463)	(10,869)	2,269	(24,063)		(24,063)

Comprehensive loss													$(217,708)

Balance December 31, 2006	$99	$6,174,665	$—	$(2,026,316)	$—	$(172,243)	$(15,463)	$(10,869)	$—	$(198,575)	$—	$3,949,873
Adjustment to initially apply FIN 48		(468)		25,683								25,215

Balance after initial adjustment to apply FIN 48	99	6,174,197	—	(2,000,633)	—	(172,243)	(15,463)	(10,869)	—	(198,575)	—	3,975,088
Net income				365,107								365,107	$365,107
Distribution to CenterPoint Energy, Inc.		(2,487)										(2,487)
Warrants	1	43										44
Transactions under stock plans	6	43,659										43,665
Conversion of convertible senior subordinated notes to common stock		100										100
Other comprehensive income (loss):
Deferred gain from cash flow hedges, net of tax of $3 million						3,225				3,225		3,225	3,225
Reclassification of net deferred loss from cash flow hedges into net income, net of tax of $58 million						88,903				88,903		88,903	88,903
Reclassification of benefits net prior service costs into net income, net of tax of $0								1,308		1,308		1,308	1,308
Reclassification of benefits actuarial net loss into net income, net of tax of $0							356			356		356	356
Deferred benefits actuarial net gain, net of tax of $0							1,725			1,725		1,725	1,725

Comprehensive income													$460,624

Balance December 31, 2007	$106	$6,215,512	$—	$(1,635,526)	$—	$(80,115)	$(13,382)	$(9,561)	$—	$(103,058)	$—	$4,477,034

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Deconsolidation of Channelview.  On August 20, 2007, four of our wholly-owned subsidiaries, Reliant Energy Channelview LP (Channelview LP), Reliant Energy Channelview (Texas) LLC, Reliant Energy Channelview (Delaware) LLC and Reliant Energy Services Channelview LLC (collectively, Channelview), filed for reorganization under Chapter 11 of the Bankruptcy Code. As Channelview is currently subject to the supervision of the bankruptcy court, we deconsolidated Channelview’s financial results beginning August 20, 2007, and began reporting our investment in Channelview using the cost method.

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

See note 21 for further discussion of Channelview and the related bankruptcy filings.

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

Our critical accounting estimates include:  (a) fair value of our reporting units’ recorded goodwill, property, plant and equipment and derivative assets and liabilities; (b) retail energy segment estimated revenues and energy supply costs; (c) loss contingencies and (d) deferred tax assets, valuation allowances and tax liabilities. Actual results could differ from our estimates.

We are subject to various risks inherent in doing business. See notes 2(c), 2(d), 2(e), 2(g), 2(h), 2(n), 2(o), 2(p), 3(b), 4, 5, 6, 7, 10, 11, 12, 13, 14 and 21.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Principles of Consolidation.

We include our accounts and those of our wholly-owned and majority-owned subsidiaries in our consolidated financial statements, excluding Channelview since its deconsolidation on August 20, 2007. We do not consolidate three power generating facilities (see note 12(a)), which are under operating leases, or a 50% equity investment in a cogeneration plant.

(c)	Revenues.

Power Generation and Capacity Revenues.  We record gross revenues from the sale of electricity and other energy services under the accrual method. Electric power and other energy services are sold at market-based prices through existing power exchanges, related party affiliates or third party contracts. Energy sales and services that have been delivered but not billed by period-end are estimated.

Natural Gas Sales Revenues.  We record gross revenues from the sales of natural gas under the accrual method. These sales are sold at market-based prices through third party contracts. Sales that have been delivered but not billed by period-end are estimated.

Retail Energy Revenues.  Gross revenues for energy sales and services to residential and small business customers and to commercial, industrial and governmental/institutional customers are recognized upon delivery under the accrual method. Energy sales and services that have been delivered but not billed by period-end are estimated.

As of December 31, 2007 and 2006, we recorded unbilled revenues of $435 million and $416 million, respectively, for retail energy sales and services. Accrued unbilled revenues are based on our estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on daily forecasted volumes and estimated customer usage by class. Unbilled revenues are calculated by multiplying volume estimates by the applicable rate by customer class. Estimated amounts are adjusted when actual usage is known and billed.

(d)	Derivatives and Hedging Activities.

We account for our derivatives instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (SFAS No. 133).

In the fourth quarter of 2005, we commenced an evaluation of our wholesale energy segment’s hedging strategy (which included both designated and non-designated hedging derivative instruments) and use of capital. In early 2006, we concluded that the benefits of hedging our generation do not justify the costs, including collateral postings. As a result, we decided to substantially reduce new hedges of our generation. We may enter into selective hedges, including originated transactions, based on (a) our assessment of market fundamentals to increase the return from our generation assets and (b) operational and market limitations requiring us to enter into fuel, capacity and emissions transactions to manage our generation assets. We believe that this strategy significantly reduces our wholesale energy segment’s use of capital; however, our earnings are subject to increased volatility based on market price changes.

We purchase substantially all of our Texas supply requirements from third parties. For our retail energy segment, we continue to focus our supply procurement strategy on (a) matching supply costs and supply timing with sales commitments, (b) managing periodic adjustments of physical supply to manage ongoing operational and customer usage changes and (c) managing procurement needs within available market liquidity.

We may also enter into derivatives to manage our exposure to (a) changes in prices of emission allowances and (b) changes in interest rates.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For our risk management activities, we use both derivative and non-derivative contracts that provide for settlement in cash or by delivery of a commodity. The primary types of derivative instruments we use are forwards, futures, swaps and options. We account for our derivatives under one of three accounting methods (mark-to-market, accrual (under the normal purchase/normal sale exception to fair value accounting) or cash flow hedge accounting) based on facts and circumstances. The fair values of our derivative activities are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

A derivative is recognized at fair value in the balance sheet whether or not it is designated as a hedge, except for derivative contracts designated as normal purchase/normal sale exceptions, which are not in our consolidated balance sheet or results of operations prior to settlement resulting in accrual accounting treatment.

If certain conditions are met, a derivative instrument may be designated as a cash flow hedge. Derivatives designated as cash flow hedges must have a high correlation between price movements in the derivative and the hedged item. The changes in fair value of cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are, or have been, effective as hedges, until the forecasted transactions affect earnings. At the time the forecasted transactions affect earnings, we reclassify the amounts in accumulated other comprehensive income (loss) into earnings. We record the ineffective portion of changes in fair value of cash flow hedges immediately into earnings. For all other derivatives, changes in fair value are recorded as unrealized gains or losses in our results of operations.

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

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flow are included in the same caption as the items being hedged. A summary of our derivative activities and classification in our results of operations is:

	Purpose for Holding or	Transactions that	Transactions that
Instrument	Issuing Instrument(1)	Physically Flow/Settle	Financially Settle(2)

Power futures, forward, swap and option contracts	Power sales to end-use retail customers	Revenues	N/A(3)
	Power sales from wholesale operations	Revenues	Revenues
	Supply management revenues	Revenues	Cost of sales
	Power purchases related to our retail operations	Cost of sales	Cost of sales
	Power purchases related to wholesale operations	Cost of sales	Revenues
	Power purchases/sales related to our legacy trading positions	Revenues	Revenues
Natural gas and fuel futures, forward, swap and option contracts	Natural gas and fuel purchases/sales related to our retail operations	N/A(3)	Cost of sales
	Natural gas and fuel sales related to wholesale operations	Revenues	Cost of sales
	Natural gas and fuel purchases related to wholesale operations	Cost of sales	Cost of sales
	Natural gas and fuel purchases/sales related to our legacy trading positions	Cost of sales	Cost of sales
Interest rate swaps and caps	Interest rate risk associated with floating-rate debt	N/A(3)	Interest expense
Emission allowances futures(4)	Price risk associated with purchases/sales of emission allowances	N/A(3)	Revenues/Cost of sales

(1)	The purpose for holding or issuing is not impacted by the accounting method elected for each instrument.

(2)	Includes classification for mark-to-market derivatives and amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges.

(3)	N/A is not applicable.

(4)	Includes emission allowances futures for sulfur dioxide (SO2), nitrogen oxide (NOX) and carbon dioxide (CO2).

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

Earnings Volatility from Derivative Instruments.  We purchase most of the generation capacity necessary to supply our retail energy business in Texas from third parties. Our primary objective is to satisfy the

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forecasted retail load and maintain adequate capacity reserves to manage operational and market constraints. We routinely enter into derivative contracts to manage our fixed purchase and sale commitments. Some types of transactions may cause us to experience volatility in our earnings due to the revenue receiving accrual treatment while a portion of the related supply is marked to market.

We procure natural gas, coal, oil, natural gas transportation and storage capacity and other energy-related commodities to support our wholesale energy business. Some types of transactions may cause us to experience volatility in our earnings due to natural gas inventory related to transportation and storage generally receiving accrual treatment while the related derivative instruments are marked to market through earnings.

Over the past several years, we have substantially decreased derivatives accounted for as cash flow hedges, in favor of utilizing the mark-to-market method of accounting or the normal purchase/normal sale exception for these derivatives. Effective September 1, 2005, we began marking to market through earnings a portion of our previously designated cash flow hedge portfolio related to our PJM Interconnection, LLC (PJM) coal plants for October 2005 through December 2007 due to ineffectiveness. The ineffectiveness resulted from transmission constraints, hotter than average weather and higher natural gas prices.

Effective September 1, 2006, we de-designated certain cash flow hedges of our coal contracts in the PJM and MISO regions and either began utilizing the mark-to-market method of accounting or elected the normal purchase/normal sale exception. During the fourth quarter of 2006, in connection with the credit-enhanced retail structure, we (a) de-designated cash flow hedges of natural gas futures and swap transactions used to hedge our retail energy business and began utilizing the mark-to-market method of accounting and (b) closed out a majority of our remaining generation hedges in the PJM region.

During the first quarter of 2007, we de-designated our remaining cash flow hedges; therefore, as of December 31, 2007, we have no cash flow hedges.

Set-off of Derivative Assets and Liabilities.  Where derivative instruments are subject to a master netting agreement and the accounting criteria to offset are met, we present our derivative assets and liabilities on a net basis. Derivative assets/liabilities and accounts receivable/payable are presented and set-off separately in our consolidated balance sheets although in most cases contracts permit the set-off of derivative assets/liabilities and accounts receivable/payable with a given counterparty. However, we do not offset collateral (net margin deposits) related to these derivatives.

New Accounting Pronouncement Not Yet Adopted—Offsetting of Amounts.  The FASB issued FSP FIN 39-1, an amendment of FASB Interpretation No. 39 (FIN 39), which was applicable for us beginning January 1, 2008. This interpretation allows either (a) offsetting assets and liabilities for derivative instruments under a common master netting arrangement only if the fair value amounts recognized for any related cash collateral are also offset or (b) presenting these amounts gross.

Effective January 1, 2008, we plan to discontinue netting our derivative assets and liabilities and present them on a gross basis. Cash collateral amounts will remain presented on a gross basis. This change will significantly increase our derivative assets and liabilities retrospectively for all financial statements presented.

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

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our credit exposure is based on our derivative assets and accounts receivable from our wholesale energy and retail energy power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties. We provide reserves for non-investment grade counterparties representing a significant portion of our credit exposure. As of December 31, 2007, two non-investment grade counterparties represented 47% ($206 million) of our credit exposure. As of December 31, 2006, two non-investment grade counterparties represented 53% ($359 million) of our credit exposure. As of December 31, 2007 and 2006, we held no collateral from these counterparties. There were no other counterparties representing greater than 10% of our credit exposure.

(f)	Selling, General and Administrative Expenses.

Selling, general and administrative expenses include (a) selling and marketing, (b) bad debt expense and (c) other general and administrative expenses. Other general and administrative expenses include, among other items, (a) financial services, (b) legal costs, (c) regulatory costs and (d) certain benefit costs.

(g)	Property, Plant and Equipment and Depreciation Expense.

We compute depreciation using the straight-line method based on estimated useful lives. Depreciation expense was $309 million, $303 million and $351 million during 2007, 2006 and 2005, respectively.

	Estimated Useful	December 31,
	Lives (Years)	2007	2006
		(in millions)

Electric generation facilities	10 - 35	$5,868	$6,311
Building and building improvements	5 - 15	31	30
Land improvements	20 - 35	235	238
Other	3 - 10	470	451
Land		92	95
Assets under construction		157	67

Total		6,853	7,192
Accumulated depreciation		(1,630)	(1,450)

Property, plant and equipment, net		$5,223	$5,742

We periodically evaluate property, plant and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. We recorded no material property, plant and equipment impairments during 2007, 2006 and 2005.

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

Other Intangibles.  We recognize specifically identifiable intangible assets, including emission allowances, contractual rights, power generation site permits and water rights, when specific rights and contracts are acquired. We have no intangible assets with indefinite lives recorded as of December 31, 2007 and 2006.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)	Capitalization of Interest Expense.

During 2007, 2006 and 2005, we capitalized $4 million, $0 and $0 of interest expense, respectively.

(j)	Cash and Cash Equivalents.

We record all highly liquid short-term investments with maturities of three months or less as cash equivalents.

(k)	Restricted Cash.

Restricted cash includes cash at certain subsidiaries, the distribution or transfer of which is restricted by financing and other agreements.

(l)	Allowance for Doubtful Accounts.

We accrue an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing counterparty credit ratings, historical collections, accounts receivable agings and other factors. We write-off accounts receivable balances against the allowance for doubtful accounts when we determine a receivable is uncollectible.

(m)	Inventory.

We value fuel inventories at the lower of average cost or market. We remove these inventories as they are used in the production of electricity or sold. We value materials and supplies at average cost. We remove these inventories when they are used for repairs, maintenance or capital projects. Sales of fuel inventory are classified as operating activities in the consolidated statement of cash flows.

	December 31,
	2007	2006
	(in millions)

Materials and supplies, including spare parts	$151	$155
Coal	55	51
Natural gas	29	20
Heating oil	50	49

Total inventory	$285	$275

(n)	Environmental Costs.

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

(o)	Asset Retirement Obligations.

Our asset retirement obligations relate to future costs primarily associated with dismantling power plants and ash disposal site closures. Our asset retirement obligations are $21 million as of December 31, 2007 and 2006. As of December 31, 2007 and 2006, we have $16 million and $15 million, respectively (classified in other long-term assets) on deposit with the state of Pennsylvania to guarantee our obligation related to future closures of ash disposal sites. See note 13(b).

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(p)	Repair and Maintenance Costs for Power Generation Assets.

We recognize repair and maintenance costs as incurred.

(q)	Deferred Financing Costs.

We incur costs, which are deferred and amortized over the life of the debt, in connection with obtaining financings. See note 6. Changes in deferred financing costs, classified in other long-term assets are:

	2007	2006		2005
	(in millions)

Beginning of year	$92	$112		$126
Capitalized	31	17		1
Amortized	(10)	(16)		(15)
Accelerated amortization/write-offs(1)	(41)	(21	)(2)	—
Channelview deconsolidation(3)	(5)	—		—

End of year	$67	$92		$112

(1)	See note 6.

(2)	Of this amount, $5 million was recorded to additional-paid-in capital in connection with converting our debt to equity. See note 6.

(3)	Channelview was deconsolidated on August 20, 2007. See notes 1 and 21.

(r)	Gross Receipts Taxes.

We record gross receipts taxes for our retail energy segment on a gross basis in revenues and operations and maintenance expense in our consolidated statements of operations. During 2007, 2006 and 2005, our retail energy segment’s revenues and operation and maintenance expense include gross receipts taxes of $98 million, $102 million and $76 million, respectively.

(s)	Sales Taxes.

We record sales taxes collected from our taxable retail energy segment customers and remitted to the various governmental entities on a net basis, thus there is no impact on our consolidated statements of operations.

(t)	New Accounting Pronouncement Not Yet Adopted—Fair Value.

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is to be applied prospectively, except for aspects that do not apply to us. We adopted SFAS No. 157 on January 1, 2008. In connection with the adoption, (a) no cumulative effect of an accounting change will be recognized and (b) we expect to decrease our derivative liabilities and increase our income from continuing operations before income taxes relating to

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discounting these liabilities using our own credit ratings. For non-financial assets and liabilities, the adoption of SFAS No. 157 has been deferred until January 1, 2009.

(3)	Related Party Transactions

(a)	Equity Contributions/Distributions.

During 2005, we recorded non-cash contributions of $7 million from CenterPoint in settlement of certain tax matters. See note 11(d).

(b)	Indemnities and Releases.

As part of our separation from CenterPoint, we agreed to indemnify our former parent company for liabilities associated with the business we acquired and relating to our initial public offering. See notes 11(d) and 12(b).

(4)	Intangible Assets

(a)	Goodwill.

The following table shows goodwill by segment and the changes:

	Retail	Wholesale
	Energy	Energy	Total
	(in millions)

As of January 1, 2006	$53	$334	$387
Changes	—	(5)	(5)

As of December 31, 2006	53	329	382
Changes	—	(2)	(2)

As of December 31, 2007	$53	$327	$380

As of December 31, 2007 and 2006, we had $72 million and $82 million, respectively, of goodwill that is deductible for United States income tax purposes in future periods.

Goodwill Impairment Tests.  We performed impairment tests at the following dates: January 2005, March 2005, April 2005, August 2005, September 2005, April 2006 and April 2007 due to either asset sales or our annual impairment tests. No impairments were indicated in these tests.

Estimation of our Wholesale Energy Reporting Unit’s Fair Value.  We estimate the fair value of our wholesale energy reporting unit based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches (income approach, market approach and comparable public company approach), (b) projections about future power generation margins, (c) estimates of our future cost structure, (d) environmental assumptions, (e) discount rates for our estimated cash flows, (f) selection of peer group companies for the public company approach, (g) required level of working capital, (h) assumed EBITDA multiple for terminal values and (i) time horizon of cash flow forecasts.

In determining the fair value of our wholesale energy reporting unit, we made the following key assumptions: (a) the markets in which we operate will continue to be deregulated; (b) there will be a recovery in electricity margins over time such that companies building new generation facilities can earn a reasonable rate of return on their investment and (c) the long-term returns on future construction of new generation facilities will likely be driven by integrated utilities, which we expect will have a lower cost of capital than merchant generators. As part of our process, we modeled all of our power generation facilities and those of

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

others in the regions in which we operate. Our assumptions for each of our goodwill impairment tests during 2005, 2006 and 2007 were:

Number of years used in internal cash flow analysis	15
EBITDA(1) multiple for terminal values (through August 2005 test and for April 2006 test)	7.5
EBITDA multiple for terminal values (for September 2005 test and April 2007 test)	8.0	(2)
Risk-adjusted discount rate for our estimated cash flows (through April 2006 test)	9.0%
Risk-adjusted discount rate for our estimated cash flows (April 2007 test)	9.5	%(3)
Approximate average anticipated growth rate for demand in power	2.0%
Long-term after-tax return on investment for new investment	7.5%

(1)	Defined as earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization expenses.

(2)	Changed primarily due to market factors affecting peer company comparisons.

(3)	Changed primarily due to capital structure of peer company comparisons.

(b) Other Intangibles.

	Remaining
	Weighted		December 31,
	Average		2007		2006
	Amortization		Carrying	Accumulated	Carrying	Accumulated
	Period (Years)		Amount	Amortization	Amount	Amortization
			(in millions)

SO2 emission allowances(1)(2)	—	(1)	$444	$(307)	$357	$(222)
NOx emission allowances(1)(3)	—	(1)	335	(188)	339	(170)
Contractual rights(4)	—		—	—	4	(4)
Power generation site permits(5)	27		73	(12)	73	(10)
Water rights(5)	27		68	(16)	67	(14)
Other(5)	—		8	—	4	—

Total			$928	$(523)	$844	$(420)

(1)	Amortized to amortization expense on a units-of-production basis. As of December 31, 2007, we have recorded (a) SO2 emission allowances through the 2039 vintage year (most of which relate to 2010 and beyond) and (b) NOx emission allowances through the 2039 vintage year (most of which relate to 2009 and beyond).

(2)	During 2007, 2006 and 2005, we purchased $89 million, $22 million and $130 million, respectively, of SO2 emission allowances.

(3)	During 2007, 2006 and 2005, we purchased $3 million, $1 million and $16 million, respectively, of NOx emission allowances.

(4)	Amortized to revenues and cost of sales, as applicable, based on the estimated realization of the fair value established on the acquisition date over the contractual lives. As of December 31, 2007, we have no contractual rights recorded on our consolidated balance sheet.

(5)	Amortized to amortization expense on a straight-line basis over the estimated lives.

Amortization expense consists of:

	2007	2006	2005
	(in millions)

Other intangibles, excluding contractual rights and obligations(1)(2)	$115	$70	$95

Contractual rights(3)	$—	$(1)	$(1)
Contractual obligations(1)(3)	—	3	9

Net	$—	$2	$8

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Contractual obligations are in other long-term liabilities.

(2)	Includes amortization of emission allowances of $110 million, $65 million and $90 million during 2007, 2006 and 2005, respectively.

(3)	Amortized to revenues and cost of sales, as applicable, based on the estimated realization of the fair value established on the acquisition date over the contractual lives.

Estimated amortization expense based on our intangibles as of December 31, 2007 for the next five years is (in millions):

2008	$16	(1)
2009	13	(1)
2010	16	(1)
2011	16	(1)
2012	16	(1)

(1)	These amounts do not include expected amortization expense of emission allowances, which have not been purchased as of December 31, 2007.

(5)	Derivatives and Hedging Activities

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

As of December 31, 2006, the maximum length of time we were hedging our exposure to the variability in future cash flows that may result from changes in commodity prices was six years. During the first quarter of 2007, we de-designated our remaining cash flow hedges; therefore, as of December 31, 2007, we have no cash flow hedges.

Amounts included in accumulated other comprehensive loss:

	December 31, 2007
		Expected to be
		Reclassified into
	At the End of	Results of Operations
	the Period	in Next 12 Months
	(in millions)

Designated cash flow hedges	$—	$—
De-designated cash flow hedges	80	31

	$80	$31

Although we discontinued our proprietary trading business in March 2003, we have legacy positions, which will be closed as economically feasible or in accordance with their terms. The income (loss) associated with these transactions are:

	2007	2006	2005
	(in millions)

Revenues	$1	$1	$(15)
Cost of sales	18	26	(30)

Total	$19	$27	$(45)

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income (loss) of our energy and interest rate derivative instruments is:

	2007		2006	2005
	(in millions)

Energy derivatives:
Hedge ineffectiveness gains (losses)	$6	(1)	$(69)	$71
Other net unrealized gains (losses)	439		(162)	(263)
Interest rate derivatives:
Other net unrealized losses	(5)		(11)	(16)

Total(2)(3)	$440		$(242)	$(208)

(1)	As discussed above, during 2007, we de-designated our remaining cash flow hedges; the amount reflected here subsequent to that time relates to previously measured ineffectiveness reversing due to settlement of the derivative contracts.

(2)	No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(3)	Includes $0, $3 million loss and $0 for 2007, 2006 and 2005, respectively, recognized in our results of continuing operations as a result of the discontinuance of cash flow hedges for forecasted transactions that we determined were probable of not occurring.

For a discussion of our interest rate derivatives, see note 6(e).

During the second quarter of 2006, we refined our methodology for estimating fair value of derivative instruments cleared and settled through brokers by modifying our discounting assumptions to be consistent with discounting assumptions used in estimating fair value of exchange-traded futures contracts. This change in accounting estimate had an impact during 2006 as follows (income (loss)):

	2006
	Income/Loss from
	Continuing Operations
	before Income Taxes		Net Loss
	(in millions)

Cash flow hedges(1)	$—		$—
Mark-to-market derivatives	(32	)(2)	(20)

Total	$(32)		$(20)

(1)	The impact relating to cash flow hedges was an increase in our net derivative liabilities of $9 million and a $5 million increase in accumulated other comprehensive loss, net of income taxes.

(2)	This amount represented an increase in our net derivative liabilities and an increase in net unrealized losses on energy derivatives, which were recorded $(1) million in revenues and $(31) million in cost of sales.

(3)	This represents a $0.07 impact on loss per share for 2006.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Debt

(a)	Overview.

Our outstanding debt:

	December 31,
	2007				2006
	Weighted				Weighted
	Average				Average
	Stated				Stated
	Interest				Interest
	Rate(1)	Long-Term	Current		Rate(1)	Long-Term	Current
	(in millions, except interest rates)

Facilities, Bonds and Notes:
Reliant Energy:
Senior secured revolver due 2012	6.45%	$—	$—		—%	$—	$—
Senior secured term loans(B)		—	—		7.73	397	3
Senior unsecured notes due 2010(2)		—	—		9.25	550	—
Senior unsecured notes due 2013(3)	9.50	13	—		9.50	550	—
Senior secured notes due 2014	6.75	671	41	(4)	6.75	750	—
Senior unsecured notes due 2014	7.625	575	—		—	—	—
Senior unsecured notes due 2017	7.875	725	—		—	—	—
Convertible senior subordinated notes due 2010 (unsecured)	5.00	2	—		5.00	2	—
Subsidiary Obligations:
Orion Power Holdings senior notes due 2010 (unsecured)	12.00	400	—		12.00	400	—
Reliant Energy Seward, LLC PEDFA(5) fixed-rate bonds due 2036	6.75	500	—		6.75	500	—
Channelview LP(6):
Term loans and revolving working capital facility:
Floating rate debt due 2008 to 2024		—	—		6.95	—	267
Fixed rate debt due 2014 to 2024		—	—		9.55	—	75
Reliant Energy Power Supply, LLC working capital facility due 2012	5.30	—	—		5.80	—	—

Total facilities, bonds and notes		2,886	41			3,149	345

Other:
Adjustment to fair value of debt(7)		17	11			29	10

Total other debt		17	11			29	10

Total debt		$2,903	$52			$3,178	$355

(1)	The weighted average stated interest rates are as of December 31, 2007 or 2006.

(2)	These notes became unsecured in June 2007 and we called the remaining balance in July 2007. See below.

(3)	These notes became unsecured in June 2007. See below.

(4)	As of February 15, 2008, we repurchased $41 million subsequent to December 31, 2007.

(5)	PEDFA is the Pennsylvania Economic Development Financing Authority.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Channelview was deconsolidated on August 20, 2007. See notes 1 and 21.

(7)	Debt acquired in the Orion Power acquisition was adjusted to fair market value as of the acquisition date. Included in interest expense is amortization of $11 million, $9 million and $9 million for valuation adjustments for debt for 2007, 2006 and 2005, respectively.

Amounts borrowed and available for borrowing under our revolving credit agreements as of December 31, 2007 are:

	Total Committed	Drawn	Letters	Unused
	Credit	Amount	of Credit	Amount
	(in millions)

Reliant Energy senior secured revolver due 2012	$500	$—	$109	$391
Reliant Energy letter of credit facility due 2014	250	—	247	3
Retail working capital facility due 2012	300	—	—	300

	$1,050	$—	$356	$694

Debt maturities as of December 31, 2007 are:

			Reliant Energy
	Reliant Energy		Consolidated
	(in millions)

2008	$41	(1)	$41
2009	—		—
2010	2		402
2011	—		—
2012	—		—
2013 and thereafter	1,984		2,484

	$2,027		$2,927	(2)

(1)	As of February 15, 2008, we repurchased $41 million subsequent to December 31, 2007.

(2)	Excludes Channelview LP’s debt of $338 million.

(b)	Financing Activity.

2007 Financing Activity.  We completed a refinancing in June 2007, the components of which included:

•	Downsize of:

•	$700 million to $500 million senior secured revolver and extension of maturity from 2009 to 2012, and

•	$300 million to $250 million senior secured letter of credit facility and extension of maturity from 2010 to 2014;

•	Issuance of:

•	$575 million 7.625% senior unsecured notes due 2014, and

•	$725 million 7.875% senior unsecured notes due 2017;

•	Repayment of:

•	$521 million 9.25% senior secured notes due 2010,

•	$537 million 9.50% senior secured notes due 2013, and

•	$400 million senior secured term loan due 2010.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2007, we called the remaining $29 million of our senior unsecured notes due 2010. In December 2007, we repurchased $38 million of our 6.75% notes.

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

(c)	Credit Facilities and Debt.

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

The June 2007 credit facilities are guaranteed by and secured by the assets and stock of some of our subsidiaries. See note 16.

Senior Unsecured 7.625% and 7.875% Notes.  In June 2007, we issued $575 million of 7.625% senior unsecured notes due 2014 and $725 million of 7.875% senior unsecured notes due 2017. These notes are unsecured obligations and not guaranteed. The unsecured notes restrict our ability to encumber our assets. Upon a change of control, the notes require that an offer to purchase the notes be made at a purchase price of 101% of the principal amount. The proceeds of this issuance were used to repay the tendered 9.25% and 9.50% senior secured notes and a portion of the senior secured term loan.

Senior Unsecured 9.25% and 9.50% Notes.  In June 2007, we completed a tender offer to purchase for cash any and all of the outstanding 9.25% senior secured notes due 2010 and 9.50% senior secured notes due 2013. We also solicited consents to (a) amend the applicable indentures governing the notes to eliminate substantially all of the restrictive covenants, (b) amend certain events of default, (c) modify other provisions contained in the indentures and (d) release the collateral securing the notes. Approximately 94.81% of the

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 note holders and 97.73% of the 2013 note holders accepted the tender offer and agreed to the consents. We paid a cash premium of $50 million and a consent solicitation fee of $21 million to the note holders who tendered during the second quarter of 2007.

In July 2007, we called the remaining $29 million of our 2010 notes that were outstanding as of June 30, 2007. We used cash on hand to pay the $29 million and a $1 million call premium.

Senior Secured 6.75% Notes.  The senior secured notes are guaranteed by and secured by the assets and stock of some of our subsidiaries. See note 16. If our June 2007 credit facilities become unsecured and certain credit ratios are achieved for two consecutive quarters, the senior secured notes will become unsecured. Upon a change of control, the notes require that an offer to purchase the notes be made at a purchase price of 101% of the principal amount. The senior secured notes have negative covenants similar to the negative covenants in our June 2007 credit facilities.

Convertible Senior Subordinated Notes.  On December 21, 2006, we completed an exchange offer for our 5.00% convertible senior subordinated notes. Approximately 99.2% of the holders accepted the offer, resulting in $2 million outstanding as of December 31, 2007 and 2006. We (a) issued an aggregate of 28.6 million shares of our common stock (104.8108 shares per $1,000 principal) and paid an aggregate cash premium of $41 million ($150 per $1,000 principal) to the holders who exchanged their notes and (b) recognized a charge of $37 million for the debt conversion expense during 2006. This represented a non-cash conversion of debt to equity of $273 million.

Orion Power Holdings Senior Notes.  These notes were recorded at a fair value of $479 million upon the acquisition of Orion Power. The $79 million premium is being amortized to interest expense over the life of the notes. The senior notes are senior unsecured obligations of Orion Power Holdings, are not guaranteed by any of Orion Power Holdings’ subsidiaries and are non-recourse to Reliant Energy. The senior notes have covenants that restrict the ability of Orion Power Holdings and its subsidiaries to, among other actions, (a) pay dividends or pay subordinated debt, (b) incur indebtedness or issue preferred stock, (c) make investments, (d) divest assets, (e) encumber its assets, (f) enter into transactions with affiliates, (g) engage in unrelated businesses and (h) engage in sale and leaseback transactions. As of December 31, 2007, conditions under these covenants were not met that allow the payment of dividends by Orion Power Holdings. As of December 31, 2007, the adjusted net assets of Orion Power that are restricted to Reliant Energy are $1.3 billion.

Reliant Energy Seward, LLC PEDFA Bonds.  Reliant Energy Seward, LLC (Seward) partially financed the construction of its power plant with proceeds from the issuance of tax-exempt revenue bonds by PEDFA. These bonds are guaranteed by Reliant Energy and each guarantee is secured by the same collateral as and has covenants similar to our senior secured notes. If our June 2007 credit facilities become unsecured and certain ratios are achieved for two consecutive quarters, the PEDFA bonds will become secured by only certain assets of our Seward power plant. Upon a change of control, the guarantees require that an offer to purchase the bonds be made at a purchase price of 101% of the principal amount.

REMA Term Loans.  Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA LLC) and its subsidiaries (REMA) have sale-leaseback agreements with respect to three of their generating facilities. During 2005, term loans (which provided required credit support) were paid in full and replaced with letters of credit. See note 12(a).

Channelview LP.  Channelview LP was deconsolidated on August 20, 2007. See notes 1 and 21. Channelview LP entered into a credit agreement that financed the construction of a power plant. The credit agreement consisted of (a) $369 million in term loans and (b) $14 million revolving working capital facility that matured in 2007.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2003, we issued 7.8 million common stock warrants with an exercise price of $5.09 per share in connection with a credit facility. As of December 31, 2007 and 2006, 5,149,656 and 6,920,122 warrants, respectively, were outstanding and expire in August 2008. We recorded the fair value of the warrants ($15 million) as a discount to debt and an increase to additional paid-in capital. We amortize the debt discount to interest expense over the life of the related debt. During 2007, 2006 and 2005, the amortization was insignificant.

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

Expirations.  As of December 31, 2005, the LIBOR interest rate caps associated with Reliant Energy’s credit facilities and the interest rate swaps related to the Channelview credit facilities expired. During 2005, we recorded $9 million in interest expense related to these instruments.

Terminations.  In 2002, we liquidated forward-starting interest rate swaps having a notional value of $1.0 billion. As of December 31, 2007 and 2006, we have $1 million and $4 million, respectively, of deferred losses in accumulated other comprehensive loss related to these interest rate swaps. We are amortizing these losses into interest expense through 2012 for the forward-starting interest rate swaps. As of December 31, 2007, an insignificant amount of accumulated other comprehensive loss is expected to be reclassified into interest expense during the next 12 months.

(7)	Credit-Enhanced Retail Structure

The credit sleeve and reimbursement agreement (the agreement) and a working capital facility agreement, providing for revolving credit loans, each with Merrill Lynch became effective on December 1, 2006, which substantially eliminated collateral postings for our retail energy business.

Under the agreement, Merrill Lynch provides guarantees and the posting of collateral to our counterparties in supply transactions for our retail energy business. Cash flow activity in connection with these contracts and related collateral is classified as operating cash flow. During 2006, we recorded an unrealized loss on energy derivatives of $18 million due to the differences in quantity between our contracts with Merrill Lynch and its contracts with the exchange relating to existing financially settled supply contracts.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We paid Merrill Lynch one-time structuring fees of $14 million ($13 million in 2006 and $1 million in 2007), which were expensed as general and administrative costs. We also pay a fee to Merrill Lynch of $0.40 for each megawatt hour (MWh) of power that we deliver to our retail customers. This fee ($26 million and $2 million during 2007 and 2006, respectively) is classified as interest expense. We are obligated to reimburse Merrill Lynch to the extent that any guarantees are called upon or any collateral posted by Merrill Lynch is foreclosed upon.

The initial term of the agreement was five years; effective December 31, 2007, the term was extended by an additional year. We are permitted to terminate at any time, subject to a make-whole payment during the first two years of the agreement. Merrill Lynch does not have an early termination option.

In connection with the agreement, we implemented a structure so that the entities comprising our retail energy business became subsidiaries of RERH Holdings, LLC. The agreement (a) restricts the ability of RERH Holdings to, among other actions, (i) encumber its assets, (ii) sell certain assets, (iii) incur additional debt, (iv) pay dividends or pay subordinated debt, (v) make investments or acquisitions or (vi) enter into certain transactions with affiliates and (b) requires us to manage our risks related to commodity prices. Our obligations under the agreement with Merrill Lynch and the retail working capital facility are secured by first liens on the assets of RERH Holdings. RERH Holdings, as well as our subsidiaries Reliant Energy Trademark Trust and Reliant Energy IT Trust that provide trademark assets and information technology services to our retail energy business, are designed to maintain the separate nature of their assets, avoid consolidation of such assets with the bankruptcy estate of Reliant Energy in the event Reliant Energy ever becomes subject to such a proceeding, and ensure that such assets are available first and foremost to satisfy their creditors’ claims. The obligations of RERH Holdings under the agreement and the retail working capital facility are non-recourse to Reliant Energy. See note 6(c) for discussion of the retail working capital facility.

(8)	Stockholders’ Equity

The following describes our capital stock activity:

	Common	Treasury
	Stock	Stock
	(Shares in thousands)

As of January 1, 2005	299,684	128
Issued to benefit plans	4,877	(128)
Issued for warrants	339	—

As of December 31, 2005	304,900	—
Issued to benefit plans	3,732	—
Issued for warrants	390	—
Issued for converted debt	28,601

As of December 31, 2006	337,623	—
Issued to benefit plans	5,562	—
Issued for warrants	1,384	—
Issued for converted debt	11	—

As of December 31, 2007	344,580	—

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Earnings Per Share

Reconciliations of the amounts used in the basic and diluted earnings (loss) per common share computations are:

	2007		2006	2005
	(in millions)

Income (loss) from continuing operations (basic)	$358		$(327)	$(441)
Plus: Interest expense on 5.00% convertible senior subordinated notes, net of tax	—	(1)	— (2)	— (2)

Income (loss) from continuing operations (diluted)	$358		$(327)	$(441)

(1)	In December 2006, we converted 99.2% of our convertible senior subordinated notes to common stock.

(2)	As we incurred a loss from continuing operations for this period, diluted loss per share is calculated the same as basic loss per share.

	2007		2006		2005
	(Shares in thousands)

Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding (basic)	342,467		307,705		302,409
Plus: Incremental shares from assumed conversions:
Stock options	4,885		—	(1)	—	(1)
Restricted stock	505		—	(1)	—	(1)
Employee stock purchase plan	47		—	(1)	—	(1)
5.00% convertible senior subordinated notes	213	(2)	—	(1)	—	(1)
Warrants	4,674		—	(1)	—	(1)

Weighted average shares outstanding assuming conversion (diluted)	352,791		307,705		302,409

(1)	See footnote 2 above regarding diluted loss per share.

(2)	See footnote 1 above.

We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect:

	2007		2006		2005
	(Shares in thousands, dollars in millions)

Shares excluded from the calculation of diluted earnings/loss per share	N/A	(1)	35,951	(2)(3)	36,538	(3)
Shares excluded from the calculation of diluted earnings/loss per share because the exercise price exceeded the average market price	2,005	(4)	2,536	(4)	4,471	(4)
Interest expense (after-tax) that would be added to income if 5.00% convertible senior subordinated notes were dilutive	N/A	(1)	$9	(2)	$9

(1)	Not applicable as we included the item in the calculation of diluted earnings/loss per share.

(2)	On December 21, 2006, we converted 99.2% of our convertible senior subordinated notes to common stock. See note 6.

(3)	Potential shares excluded consist of convertible senior subordinated notes, warrants, stock options, restricted stock, performance-based shares and shares related to the employee stock purchase plan.

(4)	Includes stock options.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Stock-Based Incentive Plans and Benefit Plans

(a)	Stock-Based Incentive Plans.

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

As of December 31, 2007, 37 million shares are authorized for issuance under our stock-based incentive plans. No more than 25% of these shares can be granted as stock-based awards other than options. We have generally issued new shares when stock options are exercised and for other equity-based awards.

Summary.  Prior to January 1, 2006, we applied the intrinsic value method of accounting for employee stock-based incentive plans (APB No. 25). Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (using the modified prospective method). SFAS No. 123R requires compensation costs related to share-based transactions to be recognized in the financial statements based on estimated fair values at the grant dates. Our financial statements for 2007 and 2006 reflect the impact of SFAS No. 123R; however, our financial statements for 2005 have not been restated to reflect, and do not include, the impact of the new standard. Our compensation expense for our stock-based incentive plans was:

	2007	2006	2005
	(in millions)

Stock-based incentive plans compensation expense (pre-tax)	$26	$30	$8

Income tax impact (before impact of the valuation allowances)	$(9)	$(9)	$(3)

We did not capitalize any stock-based compensation costs as an asset during 2007, 2006 and 2005.

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

Valuation Data.  Below is the description of the methods used during the indicated periods to estimate the fair value of our various awards.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	After January 1, 2006	Prior to January 1, 2006
	(SFAS No. 123R)	(APB No. 25)

Award:
Time-based stock options(1)	Black-Scholes option-pricing model value on the grant date	Intrinsic value on the grant date
Time-based restricted stock(2)	No change	Market price of our common stock on the grant date
Time-based cash(3)	No change	Market price of our common stock on each reporting measurement date
Performance-based stock(4)	Market price of our common stock on each reporting measurement date until accounting grant date	Market price of our common stock on each reporting measurement date
Performance-based options(4)	Black-Scholes option-pricing model value on each reporting measurement date until accounting grant date	Intrinsic value of option on each reporting measurement date
Performance-based cash(1)(3)	No change	Market price of our common stock on each reporting measurement date
Employee stock purchase plan	Black-Scholes option-pricing model value on the first day of the offering period	No compensation expense recorded

(1)	No awards were granted during 2006.

(2)	Restricted stock and restricted stock units are referred to as “restricted stock.”

(3)	These are liability-classified awards under SFAS No. 123R.

(4)	No awards were granted in 2007 and 2006.

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

Summarized time-based option activity is:

	2007
			Weighted	Weighted
			Average	Average Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Options		Price	Term (Years)	Value
					(in millions)

Beginning of period	7,864,352		$13.98	5	$37
Granted	541,907		18.36
Exercised	(2,196,713	)(1)	9.43
Forfeited	(49,930)		16.26
Expired	(413,862)		26.54

End of period	5,745,754	(2)(3)	15.21	4	71

Exercisable at end of period	5,243,775		14.90	4	67

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Received proceeds of $21 million. Intrinsic value was $26 million on the exercise dates. No tax benefits were realized in 2007 due to our net operating loss carryforwards.

(2)	We estimate that 115,798 of these will be forfeited.

(3)	As of December 31, 2007, the total compensation cost related to nonvested time-based stock options not yet recognized and the weighted-average period over which it is expected to be recognized is $2 million and 2 years, respectively.

	2006		2005
	(in millions, except per unit amounts)

Weighted average grant date fair value of the time-based options granted	$—		$7.18
Proceeds from exercise of time-based options	16		29
Intrinsic value of exercised time-based options	8		17
Tax benefits realized	—	(1)	—	(1)

(1)	None realized due to our net operating loss carryforwards.

Our time-based stock option awards are based on the following weighted average assumptions and resulting fair value. No time-based stock options awards were granted during 2006.

2007

Expected term in years(1)	6
Estimated volatility(2)	31.04%
Risk free interest rate	4.63%
Dividend yield	0%
Weighted-average fair value	$7.32

(1)	The expected term is based on a binomial lattice model.

(2)	We estimate volatility based on historical and implied volatility of our common stock.

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

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized restricted stock award activity is:

	2007
			Weighted
			Average Grant
	Shares		Date Fair Value

Beginning of period	1,095,469		$9.95
Granted	456,776		18.91
Vested	(429,779	)(1)	8.85
Forfeited	(75,063)		13.71

End of period	1,047,403	(2)	14.04

December 31, 2007 total compensation cost related to nonvested time-based restricted stock awards not yet recognized	$6 million

Weighted average period over which the nonvested time-based restricted stock is expected to be recognized	2 years

(1)	Based on the market price of our common stock on the vesting date, $9 million in fair value vested.

(2)	We estimate that 133,415 of these will be forfeited.

	2006	2005
	(in millions, except per unit amounts)

Fair value of time-based restricted stock that vested based on market price of our common stock on the vesting date	$11	$9
Weighted-average grant date fair value of time-based restricted stock granted	11.64	12.65

Time-Based Cash Awards.  We grant time-based cash awards (cash units with each cash unit having an equivalent fair market value of one share of our common stock on the vesting date) to officers and key employees. In general, these awards vest, subject to the participant’s continued employment, three years from the grant date. Compensation expense is measured at fair value on each financial reporting measurement date, net of estimated forfeitures, and expensed on a straight-line basis over the requisite service period. As of December 31, 2007 and 2006, we had $8 million liability and $7 million liability, respectively, recorded for these awards.

During 2007, 392,126 time-based cash awards vested and were paid in the amount of $8 million. During 2006 and 2005, no time-based cash awards vested and we did not pay cash for any stock-based liabilities. As of December 31, 2007, the total compensation cost related to nonvested time-based cash awards not yet recognized is $6 million and the weighted-average period over which it is expected to be recognized is two years.

Performance-Based and Market-Based Awards.  We grant performance-based and market-based awards to officers and key employees. The number of performance-based awards earned is determined at the end of each performance period. As of December 31, 2007, there were no outstanding performance-based or market-based awards. Beginning January 1, 2006, compensation expense is measured at fair value, net of estimated forfeitures, at each reporting measurement date preceding the grant date for accounting purposes. We have broadly interpreted the criteria for determining if the service inception date precedes the grant date for our performance-based awards under SFAS No. 123R. As of December 31, 2007 and 2006, we had $0 and $15 million liability, respectively, recorded for these awards.

During February 2007, the compensation committee of our board of directors granted stock-based compensation awards to 47 of our officers under the Reliant Energy, Inc. 2002 Long-Term Incentive Plan. The

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

committee granted 345,358 market-based cash units, 429,221 time-based stock options (included in the time-based stock options disclosures above) and 200,314 time-based restricted stock units (included in the time-based restricted stock award disclosures above). Our common stock closed at $23 or higher for 20 consecutive trading days on June 1, 2007. Accordingly, all of the outstanding market-based cash units (326,048) vested according to their terms and we recognized expense and paid in cash of $8 million during 2007 related to these units.

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

Summarized performance-based stock award activity of the Key Employee Program based on the 80% achievement is:

	2007
			Reporting
			Measurement
	Shares		Date Fair Value

Beginning of period	1,004,800	(1)	$14.48
Vested	(1,004,800)		14.48

End of period	—		N/A

(1)	Based on the market price of our common stock on the vesting date, $15 million in fair value vested.

Summarized performance-based option activity of the Key Employee Program is:

	2007
				Weighted
				Average
			Weighted	Remaining
			Average	Contractual	Aggregate
			Exercise	Term	Intrinsic
	Options		Price	(Years)	Value
					(in millions)

Beginning of period	4,270,400		$8.36	7	$25
Exercised	(1,366,600	)(1)	8.40

End of period	2,903,800		8.33	6	52

Exercisable at end of period	2,903,800		8.33	6	52

Weighted average grant date fair value	N/A

(1)	Received proceeds of $11 million, intrinsic value was $19 million on the exercise dates. No tax benefits were realized in 2007 due to our net operating loss carryforwards.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our option awards under the Key Employee Program are based on the following weighted average assumptions and resulting fair values for 2007 and 2006:

Expected term in years(1)	3
Estimated volatility(2)	31.21%
Risk-free interest rate	4.9%
Dividend yield	0%
Weighted-average fair value	$7.52

(1)	The expected term is based on a projection of exercise behavior considering the contractual terms and the participants of the option awards.

(2)	We estimated volatility based on historical and implied volatility of our common stock.

The performance-based cash units under the Key Employee Program (1,004,800) vested and we paid $15 million in cash during 2007 related to these units.

Other than the performance-based and market-based awards that vested in 2007, there were no other material performance-based or market-based awards that vested in 2007, 2006 and 2005.

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

The estimated fair value of the discounted share price element in our ESPP is based on the following weighted average assumptions:

	2007	2006	2005(1)

Expected term in years	0.5	0.5	0.5
Estimated volatility(2)	21.32%	42.96%	32.97%
Risk-free interest rate	5.07%	4.74%	2.94%
Dividend yield	0%	0%	0%
Weighted-average fair value	$3.87	$3.02	$3.25

(1)	Because we applied APB No. 25 during 2005, this was only used for pro-forma data.

(2)	We estimated volatility based on the historical volatility of our common stock.

During 2007, 2006 and 2005, we issued 786,458 shares, 859,549 shares and 838,120 shares, respectively, under the ESPP and received $9 million, $8 million and $8 million, respectively, from the sale of shares to employees. Approximately 10 million reserved unissued shares were available under the ESPP as of December 31, 2007.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro-forma Data for 2005.  If employee stock-based compensation costs had been expensed based on the fair value (determined using the Black-Scholes model and market price of our common stock) method of accounting applied to all stock-based awards, our pro forma results would be:

2005
(in millions, except
per-share amounts)

Net loss, as reported	$(331)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17)

Pro forma net loss	$(343)

Loss per share:
Basic and diluted, as reported	$(1.09)

Basic and diluted, pro forma	$(1.13)

We used the Black-Scholes option-pricing model with the following weighted average assumptions and resulting fair values:

Options
2005

Expected term in years	5
Estimated volatility(1)	45.75%
Risk-free interest rate	4.18%
Dividend yield	0%
Weighted-average fair value	$5.72

(1)	We estimated volatility based on an equal weighting of historical and implied volatility of our common stock.

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

Other.  We did not use cash to settle equity instruments granted under stock-based compensation plans during 2007, 2006 or 2005. During 2007, 2006 and 2005, there were no significant modifications to our outstanding stock-based awards.

(b)	Pension and Postretirement Benefits.

Benefit Plans.  We sponsor multiple defined benefit pension plans. We provide subsidized postretirement benefits to some bargaining employees but generally do not provide them to non-bargaining employees.

Effective December 31, 2006, we adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires recognition of the funded status of plans, measured as of year end. We already use the required measurement date. The adoption did not have a material effect on any individual line item of our consolidated balance sheet

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of December 31, 2006. As of December 31, 2007, $0 and $2 million of net actuarial loss and net prior service costs, respectively, in accumulated other comprehensive loss are expected to be recognized in net periodic benefit cost during the next 12 months.

Our benefit obligations and funded status are:

	Pension		Postretirement Benefits
	2007	2006	2007	2006
	(in millions)

Change in Benefit Obligation
Beginning of year	$90	$82	$73	$67
Service cost	6	6	2	2
Interest cost	5	5	4	4
Benefits paid	(2)	(2)	—	—
Actuarial gain	(1)	(1)	(1)	—

End of year	$98	$90	$78	$73

Change in Plan Assets
Beginning of year	$59	$50	$—	$—
Employer contributions	14	4	—	—
Benefits paid	(3)	(2)	—	—
Actual investment return	5	7	—	—

End of year	$75	$59	$—	$—

Funded status	$(23)	$(31)	$(78)	$(73)

Amounts recognized in the consolidated balance sheets are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2007	2006	2007	2006
	(in millions)

Current liabilities	$—	$—	$(2)	$(1)
Noncurrent liabilities	(23)	(31)	(76)	(72)

Net amount recognized	$(23)	$(31)	$(78)	$(73)

The accumulated benefit obligation for all pension plans was $87 million and $81 million as of December 31, 2007 and 2006, respectively. All pension plans have accumulated benefit obligations in excess of plan assets.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net benefit costs are:

	Pension			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(in millions)

Service cost	$6	$6	$6	$2	$2	$2
Interest cost	5	5	4	4	4	4
Expected return on plan assets	(4)	(4)	(3)	—	—	—
Net amortization	1	1	1	—	—	2

Net benefit cost	$8	$8	$8	$6	$6	$8

Assumptions.  The significant weighted average assumptions used to determine the benefit obligations are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2007	2006	2007	2006

Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%

The significant weighted average assumptions used to determine the net benefit costs are:

	Pension			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Expected long-term rate of return on assets	7.5%	7.5%	7.5%	N/A	N/A	N/A

As of December 31, 2007 and 2006, we developed our expected long-term rate of return on pension plan assets based on third party models. These models consider expected inflation, current dividend yields, expected corporate earnings growth and risk premiums based on the expected volatility of each asset category. We weight the expected long-term rates of return for each asset category to determine our overall expected long-term rate of return on pension plan assets. In addition, we review peer data and historical returns.

Our assumed health care cost trend rates used to measure the expected cost of benefits covered by our postretirement plans are:

	2007	2006	2005

Health care cost trend rate assumed for next year	8.3%	9.0%	9.0%
Rate to which the cost trend rate is assumed to gradually decline (ultimate trend rate)	5.5%	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2015	2015	2011

Assumed health care cost trend rates can have a significant effect on the amounts reported for our health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2007:

	One-Percentage Point
	Increase	Decrease
	(in millions)

Effect on service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligation	10	(9)

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets.  Our pension weighted average asset allocations and target allocation by asset category are:

	Percentage of Plan Assets		Target
	as of December 31,		Allocation
	2007	2006	2008

Domestic equity securities	49%	50%	50%
International equity securities	10	11	10
Global equity securities	10	11	10
Debt securities	31	28	30

Total	100%	100%	100%

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

Cash Obligations.  We expect pension cash contributions to approximate $2 million during 2008. Expected benefit payments for the next ten years, which reflect future service as appropriate, are:

		Postretirement
	Pension	Benefits
	(in millions)

2008	$3	$2
2009	3	3
2010	4	3
2011	4	4
2012	5	5
2013-2017	39	33

(c)	Savings Plan.

We have employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code. Our savings plans benefit expense, including the matching contributions of generally up to 6% and discretionary contributions, was $24 million, $19 million and $19 million during 2007, 2006 and 2005, respectively.

We sponsor non-qualified deferred compensation plans for key and highly compensated employees. Our obligations under these plans were $41 million and $39 million and related rabbi trust investments were $29 million and $28 million as of December 31, 2007 and 2006, respectively.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Other Employee Matters.

As of December 31, 2007, approximately 29% of our employees are subject to collective bargaining arrangements. Approximately 4% of our employees are subject to collective bargaining arrangements that will expire in 2008.

(11)	Income Taxes

(a)	Summary.

Our income tax expense (benefit) is:

	2007	2006	2005
	(in millions)

Current:
Federal	$—	$—	$7
State	16	30	19

Total current	16	30	26

Deferred:
Federal	121	(19)	(305)
State	(2)	(133)	26

Total deferred	119	(152)	(279)

Income tax expense (benefit) from continuing operations	$135	$(122)	$(253)

Income tax expense (benefit) from discontinued operations	$—	$(5)	$(68)

A reconciliation of the federal statutory income tax rate to the effective income tax rate for our continuing operations is:

	2007	2006		2005

Federal statutory rate	35%	(35)%		(35)%

Additions (reductions) resulting from:
Federal tax uncertainties	(1)	3		1
Federal valuation allowance(1)	(7)	15	(2)	—
State income taxes, net of federal income taxes	2 (3)	(12	)(4)	4
Capital loss valuation allowances	—	—		(12)
Debt conversion expense	—	3		—
Changes in estimates of deferred tax assets and liabilities	—	—		4
Other, net	(2)	(1)		2

Effective rate	27%	(27)%		(36)%

(1)	Our changes to the federal valuation allowance are recorded at Reliant Energy, Inc.

(2)	Of this percentage, $18 million (4%) relates to the reduction of net deferred tax assets.

(3)	Of this percentage, $18 million (4%) relates to a decrease in our state valuation allowances.

(4)	Of this percentage, $40 million (9%) relates to Pennsylvania state law changes, which effectively decreased all limitations to use net operating losses in that state.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006
	(in millions)

Deferred tax assets:
Current:
Derivative liabilities, net	$86	$275
Western states settlement	—	13
Allowance for doubtful accounts	13	13
Employee benefits	7	4
Federal valuation allowance	—	(10)
State valuation allowances	—	(15)
Other	9	4

Total current deferred tax assets	115	284

Non-current:
Employee benefits	68	73
Net operating loss carryforwards	629	620
Capital loss carryforwards	9	—
Environmental reserves	11	11
Derivative liabilities, net	42	92
Other	62	44
Federal valuation allowance	(14)	(50)
State valuation allowances	(67)	(70)
Other valuation allowances	(22)	(18)

Total non-current deferred tax assets	718	702

Total deferred tax assets	$833	$986

Deferred tax liabilities:
Current:
Other	$—	$9

Total current deferred tax liabilities	—	9

Non-current:
Depreciation and amortization	653	622
Other	12	6

Total non-current deferred tax liabilities	665	628

Total deferred tax liabilities	$665	$637

Accumulated deferred income taxes, net	$168	$349

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Tax Attribute Carryovers.

		Statutory
	December 31,	Carryforward	Expiration
	2007	Period	Year(s)
	(in millions)	(in years)

Net Operating Loss Carryforwards:
Federal	$1,284	20	2022 through 2027
State	3,257	5 to 20	2008 through 2027
Foreign	64	7 to 10	2008 through 2014
Capital Loss Carryforwards	26	5	2012
Charitable Contribution Carryforwards	4	5	2009 through 2012
State Tax Credit Carryforwards	6	1 to 20	2008 through 2027

(c)	Valuation Allowances.

We assess our future ability to use federal, state and foreign net operating loss carryforwards, capital loss carryforwards and other deferred tax assets using the more-likely-than-not criteria. These assessments include an evaluation of our recent history of earnings and losses, future reversals of temporary differences and identification of other sources of future taxable income, including the identification of tax planning strategies in certain situations.

Our valuation allowances for deferred tax assets are:

					Capital, Foreign
	Federal		State		and Other, Net
			(in millions)

As of January 1, 2005	$—		$96		$138
Changes in valuation allowance	—		(1)		(117	)(1)

As of December 31, 2005	—		95		21
Changes in valuation allowance	50	(2)	(14)		(3)
Changes in valuation allowance included in accumulated other comprehensive loss	10		—		—
Other, net	—		4		—

As of December 31, 2006	60		85		18
Changes in valuation allowance	(37	)(3)(4)	(18	)(4)	4
Changes in valuation allowance included in accumulated other comprehensive loss	4		—		—
Channelview deconsolidation	(13	)(5)	—		—

As of December 31, 2007	$14		$67		$22

(1)	Net decrease is primarily due to net capital gains recorded during the year and the identification of various tax planning strategies with respect to the sale of assets. Of the capital loss carryforward impact of $120 million, $82 million is recorded in continuing operations and $38 million is recorded in discontinued operations.

(2)	Net increase is primarily due to our recent history of losses and the change in our net federal deferred tax assets.

(3)	During 2007, we submitted a revision to taxable income to the Internal Revenue Service filed in our 2003 federal income tax return, which resulted in an increase in our net deferred tax assets related to our net operating losses, which was offset by an increase in our valuation allowance of $19 million.

(4)	Net decrease is primarily due to 2007 pre-tax income.

(5)	Channelview was deconsolidated on August 20, 2007. See notes 1 and 21.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Adoption of FIN 48 and Tax Uncertainties.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). This interpretation addresses whether (and when) tax benefits claimed in our tax returns should be recorded in our financial statements. Pursuant to FIN 48, we may only recognize the tax benefit for financial reporting purposes from an uncertain tax position when it is more-likely-than-not that, based on the technical merits, the position will be sustained by taxing authorities or the courts. The recognized tax benefits are measured as the largest benefit having a greater than fifty percent likelihood of being realized upon settlement with a taxing authority. FIN 48 also provides guidance for derecognition, classification, interest and penalties, disclosures, transition rules and related matters. We classify accrued interest and penalties related to uncertain income tax positions in income tax expense/benefit.

In connection with the adoption, we recognized the following in our consolidated financial statements:

Adoption Effect on
January 1, 2007
Increase (Decrease)
(in millions)

Goodwill	$(2)
Other long-term liabilities	(27)
Retained deficit	(25)

Our unrecognized tax benefits changed as follows:

2007
(in millions)

Beginning of year (immediately after adoption)	$4
Increases related to prior years	11
Decreases related to prior years	(11)
Increases related to current year	—
Settlements	(3)
Lapses in the statute of limitations	—

End of year	$1

We have the following in our consolidated balance sheet (included in other long-term liabilities):

	January 1, 2007
	(Immediately After Adoption)	December 31, 2007
	(in millions)

Interest and penalties(1)	$3	$—

(1)	The activity during 2007 was insignificant.

During 2007, 2006 and 2005, we recognized $(2) million, $6 million and $1 million, respectively, of income tax expense (benefit) due to changes in interest and penalties for federal and state income taxes.

We have the following years that remain subject to examination or are currently under audit for our major tax jurisdictions:

	Subject to Examination	Currently Under Audit

Federal	1997 to 2007	1997 to 2005
Texas	2000 to 2007	2000 to 2005
Pennsylvania	2004 to 2007	2006
California	2003 to 2007	2003 to 2006

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We expect to continue discussions with taxing authorities regarding tax positions related to the following, and believe it is reasonably possible some of these matters could be resolved during 2008; however, we cannot estimate the range of changes that might occur:

•	$177 million payment to CenterPoint during 2004 related to our residential customers;

•	$351 million charge during 2005 to settle certain civil litigation and claims relating to the Western states energy crisis (see note 14(a)); and

•	the timing of tax deductions as a result of negotiations with respect to California-related revenue, depreciation, emission allowances and certain employee benefits.

Agreement with CenterPoint.  We ceased being a member of the CenterPoint consolidated tax group as of September 30, 2002 and could be limited in our ability to use tax attributes related to periods through that date. CenterPoint’s income tax returns for the 1997 to 2002 tax reporting periods are under audit by federal and state taxing authorities. We have a tax allocation agreement that addresses the allocation of taxes pertaining to our separation from CenterPoint. This agreement provides that we may carry back net operating losses generated subsequent to September 30, 2002 to tax years when we were part of CenterPoint’s consolidated tax group. Any such carryback is subject to CenterPoint’s consent and any existing statutory carryback limitations. For items relating to periods prior to September 30, 2002, we will (a) recognize any net costs incurred by CenterPoint for temporary differences up to $15 million (of which $0 has been recognized through December 31, 2007) as an equity contribution and (b) recognize any net benefits realized by CenterPoint for temporary differences up to $1 million as an equity distribution. Generally, amounts for temporary differences in excess of the $15 million and $1 million thresholds will be settled in cash between us and CenterPoint. Pursuant to this agreement, generally, taxes related to permanent differences are the responsibility of CenterPoint. As of December 31, 2007, we cannot predict the amount of any contingent liabilities or assets that we may incur or realize under this agreement.

(12)	Commitments

(a)	Lease Commitments.

REMA Leases.  One of our subsidiaries, REMA, entered into sale-leaseback transactions, under operating leases that are non-recourse to us. We lease 16.45% and 16.67% interests in the Conemaugh and Keystone facilities, respectively. The leases expire in 2034 and we expect to make payments through 2029. We also lease a 100% interest in the Shawville facility. This lease expires in 2026 and we expect to make payments through that date. At the expiration of these leases, there are several renewal options related to fair market value. REMA LLC’s subsidiaries guarantee the lease obligations and we have pledged the equity interests in these subsidiaries as collateral. We provide credit support for REMA’s lease obligations in the form of letters of credit under the June 2007 credit facilities. See note 6. During 2007, 2006 and 2005, we made lease payments under these leases of $65 million, $64 million and $75 million, respectively. As of December 31, 2007 and 2006, we have recorded a prepaid lease of $59 million in other current assets and $270 million and $264 million, respectively, in noncurrent assets. REMA operates the Conemaugh and Keystone facilities under agreements that could terminate annually with one year’s notice and received fees of $10 million, $9 million and $9 million during 2007, 2006 and 2005, respectively. These fees, which are recorded in operation and maintenance expense, are primarily to cover REMA’s administrative support costs of providing these services.

REMA’s ability to pay dividends or pay subordinated obligations is restricted by conditions within the lease documents. As of December 31, 2007, REMA was not limited by these restrictions.

Tolling Agreements.  As of December 31, 2007, we have a tolling arrangement that extends through 2012. This arrangement, which qualifies as an operating lease, entitles us to purchase and dispatch electric

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generating capacity. We paid $39 million, $63 million and $64 million in tolling payments during 2007, 2006 and 2005, respectively, related to this tolling arrangement and one that expired in 2007.

Office Space Lease.  In 2003, we entered into a long-term operating lease for our corporate headquarters. The lease expires in 2018 and is subject to two five-year renewal options.

Cash Obligations Under Operating Leases.  Our projected cash obligations under non-cancelable long-term operating leases as of December 31, 2007 are:

	REMA Leases	Other(1)(2)	Total
	(in millions)

2008	$62	$76	$138
2009	63	78	141
2010	52	76	128
2011	63	66	129
2012	56	34	90
2013 and thereafter	763	137	900

Total	$1,059	$467	$1,526

(1)	Includes tolling arrangement, rental agreements for office space and capacity commitments accounted for as leases.

(2)	Excludes projected sublease income on office space of $48 million.

Operating Lease Expense.  Total lease expense for all operating leases was $135 million, $156 million and $152 million during 2007, 2006 and 2005, respectively.

(b)	Guarantees and Indemnifications.

We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the guarantee was approximately $55 million as of December 31, 2007 and no liability is recorded in our consolidated balance sheets for this item.

In addition, we are also required to indemnify CenterPoint for certain liabilities relating to the initial public offering of our common stock.

We also guarantee the $500 million PEDFA bonds, which are included in our consolidated balance sheet as outstanding debt. Our guarantees are secured by guarantees from some of our subsidiaries. The guarantees require us to comply with covenants substantially identical to those in the 6.75% senior secured notes indenture. The PEDFA bonds will become secured by certain assets of our Seward power plant if the collateral supporting both the 6.75% senior secured notes and our guarantees are released. Our maximum potential obligation under the guarantees is for payment of the principal of $500 million and related interest charges at a fixed rate of 6.75%.

We have guaranteed payments to a third party relating to energy sales from El Dorado Energy, LLC, a former investment. The estimated maximum potential amount of future payments under this guarantee was approximately $21 million as of December 31, 2007 and no liability is recorded in our consolidated balance sheets for this item.

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

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In our debt agreements, we typically indemnify against liabilities that arise from the preparation, entry into, administration or enforcement of the agreement.

Except as otherwise noted, we are unable to estimate our maximum potential exposure under these agreements until an event triggering payment occurs. We do not expect to make any material payments under these agreements.

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

The following table details Reliant Energy’s various guarantees:

	December 31, 2007
	Stated
	Maximum			Carrying Amount
	Potential			of Liability
	Amount of		Assets Held	Recorded on
Type of Guarantee	Future Payments	Amount Utilized(1)	As Collateral	Balance Sheet
	(in millions)

Commodity obligations(2)	$3,173	$196	$—	$—
Standby letters of credit(3)	302	302	—	—
Payment and performance obligations under service contracts and leases(4)	35	—	—	—
Non-qualified benefits of CenterPoint’s retirees(5)	55	55	—	—

Total guarantees	$3,565	$553	$—	$—

(1)	This represents the estimated portion of the maximum potential amount of future payments that is utilized as of December 31, 2007. For those guarantees related to obligations that are recorded as liabilities by our subsidiaries, this includes the recorded amount.

(2)	Reliant Energy has guaranteed the performance of certain of its wholly-owned subsidiaries’ commodity obligations. These guarantees were provided to counterparties in order to facilitate physical and financial agreements in electricity, gas, oil, transportation and related commodities and services. Some of these guarantees have varying expiration dates and some can be terminated by Reliant Energy upon notice.

(3)	Reliant Energy has outstanding standby letters of credit, which guarantee the performance of certain of its wholly-owned subsidiaries. As of December 31, 2007, these letters of credit expire on various dates through 2008.

(4)	Reliant Energy has guaranteed the payment obligations of certain wholly-owned subsidiaries arising under long-term service agreements and leases for certain facilities. As of December 31, 2007, these guarantees expire over varying years through 2018.

(5)	See above.

Unless otherwise noted, failure by the primary obligor to perform under the terms of the various agreements and contracts guaranteed may result in the beneficiary requesting immediate payment from Reliant Energy. To the extent liabilities exist under the various agreements and contracts that Reliant Energy guarantees, such liabilities are recorded in Reliant Energy’s subsidiaries’ balance sheets as of December 31, 2007. We do not expect Reliant Energy to make any material payments under these provisions.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Other Commitments.

Property, Plant and Equipment Commitments.  As of December 31, 2007, we have contractual commitments to spend approximately $296 million on plant and equipment relating primarily to SO2 emissions reductions.

Fuel Supply, Commodity Transportation, Purchased Power and Electric Capacity Commitments.  We are a party to fuel supply contracts, commodity transportation contracts and purchased power and electric capacity contracts of various quantities and durations that are not classified as derivative assets and liabilities. These contracts are not included in our consolidated balance sheet as of December 31, 2007. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2007:

				Purchased Power
	Fuel		Transportation	And Electric
	Commitments		Commitments	Capacity Commitments
	Fixed	Variable	Fixed	Fixed	Variable
	Pricing	Pricing(1)	Pricing	Pricing	Pricing(2)
	(in millions)

2008	$81	$7	$87	$67	$13
2009	60	8	75	74	11
2010	37	8	73	13	—
2011	21	9	75	13	—
2012	22	9	71	13	—
2013 and thereafter	101	86	502	7	—

Total	$322	$127	$883	$187	$24

(1)	For contracts with variable pricing components, we estimated prices based on assumptions on escalations per the contractual terms.

(2)	For contracts with variable pricing components, we estimated prices based on forward commodity curves as of December 31, 2007.

As of December 31, 2007, the maximum remaining terms under any individual fuel supply contract is 13 years, any transportation contract is 15 years and any purchased power and electric capacity contract is seven years.

Sales Commitments.  As of December 31, 2007, we have sales commitments, including electric energy and capacity sales contracts, which are not classified as derivative assets and liabilities. The estimated minimum sales commitments over the next five years under these contracts are as follows:

	Retail Energy		Wholesale Energy
	Fixed	Variable	Fixed
	Pricing(1)	Pricing(1)(2)	Pricing
	(in millions)

2008	$854	$2,071	$344
2009	526	1,517	508
2010	213	1,130	291
2011	64	859	126
2012	27	573	158

Total	$1,684	$6,150	$1,427

(1)	In connection with our credit-enhanced retail structure, we estimate the fees under these sales commitments to be $15 million, $10 million, $7 million, $5 million and $3 million during 2008, 2009, 2010, 2011 and 2012, respectively.

(2)	For contracts with variable pricing components, we estimated prices based on forward commodity curves as of December 31, 2007.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Naming Rights to Houston Sports Complex.  We acquired the naming rights, including advertising and other benefits, for a football stadium and other convention and entertainment facilities included in the stadium complex. Pursuant to this agreement, we are required to pay $10 million per year from 2002 through 2032.

Long-term Power Generation Maintenance Agreements.  We have entered into long-term maintenance agreements that cover some periodic maintenance, including parts, on power generation turbines. The long-term maintenance agreements terminate from 2011 to 2036 based on turbine usage. During 2007, 2006 and 2005, we incurred expenses of $9 million, $17 million and $16 million, respectively. Estimated cash payments over the next five years for these agreements are as follows (in millions):

2008	$14
2009	10
2010	27
2011	28
2012	40
2013 and thereafter	585

Total	$704

(13)	Contingencies

We are party to many legal proceedings, some of which may involve substantial amounts. Unless otherwise noted, we cannot predict the outcome of the matters described below.

(a)	Pending Electricity and Natural Gas Litigation.

The following proceedings relate to alleged conduct in the electricity and natural gas markets. In 2005 and 2006, we settled a number of proceedings that were pending in California and other Western states; however, a number of other proceedings remain pending.

Electricity Actions.  In February 2005, our one remaining lawsuit relating to our participation in alleged conduct to increase electricity prices in violation of antitrust laws, unfair competition laws and similar laws was dismissed in our favor from an order of the United States District Court. In January 2008, the United States Court of Appeals for the Ninth Circuit affirmed the decision to dismiss this case.

Natural Gas Actions.  We are party to approximately 30 lawsuits, several of which are class action lawsuits, in state and federal courts in California, Colorado, Kansas, Missouri, Nevada, Tennessee and Wisconsin. These lawsuits relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name a number of unaffiliated energy companies as parties. In September 2007, the Ninth Circuit Court of Appeals issued decisions in a number of the gas cases in which we are a defendant. The Ninth Circuit Court of Appeals reversed a series of lower court decisions holding that the filed rate doctrine barred the plaintiff’s claims in those cases. As a result of the Ninth Circuit Court of Appeals rulings, these cases have been remanded for further proceedings at the trial court level.

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

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approvals for the extension were allegedly not obtained and (b) a return of all money paid by LADWP during that period (estimated to be $681 million).

(b)	Environmental Matters.

New Source Review Matters.  The United States Environmental Protection Agency (EPA) and various states are investigating compliance of coal-fueled electric generating stations with the pre-construction permitting requirements of the Clean Air Act known as “New Source Review.” In 2000 and 2001, we responded to the EPA’s information requests related to five of our stations, and in December 2007, we received supplemental requests for two of those stations. The EPA has agreed to share information relating to its investigations with state environmental agencies.

In December 2007, the New Jersey Department of Environmental Protection (NJDEP) filed suit against us in the United States District Court in Pennsylvania, alleging that New Source Review violations occurred at one of our power plants located in Pennsylvania. The suit seeks installation of “best available” control technologies for each pollutant, to enjoin us from operating the plant if it is not in compliance with the Clean Air Act and civil penalties. The allegations are based on projects occurring prior to our ownership of the facility and the suit names three past owners of the plant as defendants. We believe we are indemnified by or have the right to seek indemnification from the prior owners for losses and expenses that we may incur.

We are unable to predict the ultimate outcome of the EPA’s investigation or the NJDEP’s suit, but a final finding that we violated the New Source Review requirements could result in significant capital expenditures associated with the implementation of emissions reductions on an accelerated basis and possible penalties.

Ash Disposal Site Closures.  We are responsible for environmental costs related to the future closures of seven ash disposal sites. We recorded the estimated discounted costs associated with these environmental liabilities as part of our asset retirement obligations. See note 2(o).

Remediation Obligations.  We are responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey. We recorded the estimated liability for the remediation costs of $8 million and $7 million as of December 31, 2007 and 2006, respectively.

Conemaugh Actions.  In April 2007, the PADEP filed suit against us in the Court of Common Pleas of Indiana County, Pennsylvania. In addition, in April 2007, PennEnvironment and the Sierra Club filed a citizens’ suit against us in the United States District Court, Western District of Pennsylvania. Each suit alleges that the Conemaugh plant is in violation of its water discharge permit and related state and federal laws and seeks civil penalties, remediation and to enjoin violations. The Conemaugh plant is jointly leased by us and seven other companies and is governed by a consent order agreement with the PADEP. We are confident that the Conemaugh plant has operated and will continue to operate in material compliance with the consent order agreement, its water discharge permit and related state and federal laws. However, if PADEP or PennEnvironment and the Sierra Club are successful, we could incur significant capital expenditures associated with the implementation of discharge reductions on an accelerated basis and possible penalties.

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

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sales Tax Contingencies.  We have some estimated sales tax exposure related to tax-exempt customers. As of December 31, 2007 and 2006, we have $19 million and $28 million, respectively, accrued in current and noncurrent liabilities relating to these contingencies.

(14)	Settlements and Other Charges

(a)	Western States and Similar Settlements.

In August 2005, we entered into an agreement, which the FERC approved in December 2005, with the states of California, Oregon and Washington, California’s three largest investor-owned utilities and a number of other parties that resolves as to the settling parties a number of the regulatory and civil proceedings and claims related to the Western states energy crisis of 2000 and 2001.

Although the settlement resolves a number of the regulatory and civil proceedings relating to the Western states energy crisis of 2000 and 2001, it did not resolve the Western states electricity and natural gas proceedings described in note 13(a).

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

During 2005, we recorded charges of $359 million, which include cash payments of $160 million during 2006. As part of the settlement, we waived claims to and transferred our interest in our receivables for power deliveries from January 1, 2000 to June 20, 2001, as well as the interest owed on those receivables. The components of the settlement charge are (in millions):

Accounts receivable related to the period from October 2000 through June 2001, excluding estimated refund obligation	$268
Estimated refund obligation	(87)
Discount	(14)
Interest receivable	41
Cash payments	150
Cornerstone settlement	8
Other	(7)

Total	$359 (1)

(1)	The settlement also included undertakings not involving the payment of cash or the waiver of rights to receivables.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to reaching a settlement in August 2005, we regularly adjusted our estimated refund obligation, credit reserve and receivables (netted in revenues) and interest income (recorded in interest income) related to these energy sales in California as new information was obtained or events occurred (income (loss)):

2005
(in millions)

Estimated refund obligation	$2
Discount	(1)
Interest receivable	6

Net impact	$7

In December 2006, we reached a settlement of the 12 class action natural gas cases pending in state court in California. The settlement required us to pay $35 million, which we expensed during 2006 and paid during 2007. The settlement does not include similar cases filed by individual plaintiffs and cases filed in jurisdictions other than California, which we continue to vigorously defend.

Criminal Proceeding—Reliant Energy Services.  In March 2007, Reliant Energy Services, Inc. entered into a Deferred Prosecution Agreement in resolution of its April 2004 indictment for alleged violations of the Commodity Exchange Act, wire fraud and conspiracy charges. As part of the agreement, Reliant Energy Services, Inc. paid and expensed a $22 million penalty in March 2007. The agreement has a term of two years.

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

In July 2005, we reached a settlement agreement related to the class action lawsuits against us for claims alleging violations of securities laws. The settlement agreement provides for a total settlement payment by us of $68 million, of which $61.5 million is covered by director and officer insurance policies. In addition, Deloitte & Touche LLP, our independent auditor at the time and a defendant in the litigation, agreed to make a payment of $7 million. The settlement also includes releases to all claims asserted by the plaintiffs against some of our former officers. During 2005, we recognized a charge of $8 million related to the settlement and associated legal expenses.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable and payable, margin deposits and derivative assets and liabilities approximate their carrying amounts. Values of our debt (see note 6) are:

	December 31,
	2007		2006
	Carrying		Carrying
	Value	Fair Value(1)	Value	Fair Value(1)
	(in millions)

Fixed rate debt	$2,955	$2,963	$2,866	$2,987
Variable rate debt	—	—	667	669

Total debt	$2,955	$2,963	$3,533	$3,656

(1)	We based the fair values of our fixed rate and variable rate debt on (a) incremental borrowing rates for similar borrowing arrangements or (b) information from market participants.

(16)	Supplemental Guarantor Information

Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes. The primary guarantors are: Reliant Energy California Holdings, LLC; Reliant Energy Northeast Holdings, Inc.; Reliant Energy Power Generation, Inc. and Reliant Energy Services, Inc. The primary non-guarantors are: Channelview (deconsolidated on August 20, 2007), Orion Power, REMA and RERH Holdings.

Some of Reliant Energy’s subsidiaries have effective restrictions on their ability to pay dividends or make intercompany loans and advances under their financing arrangements or other third party agreements. The amounts of restricted net assets of Reliant Energy’s consolidated and unconsolidated subsidiaries as of December 31, 2007 are approximately $1.5 billion and $83 million, respectively. These restrictions are on the net assets of Orion Power and RERH Holdings and our net investment in and receivables from Channelview.

During 2007, Reliant Energy received cash dividends from RERH Holdings for $437 million. During 2006 and 2005, Reliant Energy received cash dividends from Orion Power for $209 million and $340 million, respectively. During 2006, Reliant Energy received cash dividends from Reliant Energy Services, Inc. for $475 million.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations.

	2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Revenues	$—	$3,662	$9,756	$(2,209)	$11,209

Cost of sales	—	3,298	7,557	(2,198)	8,657
Operation and maintenance	—	187	701	(5)	883
Selling, general and administrative	—	24	355	(6)	373
Western states and similar settlements	—	22	—	—	22
Gains on sales of assets and emission allowances, net	—	(17)	(9)	—	(26)
Depreciation and amortization	—	157	267	—	424

Total	—	3,671	8,871	(2,209)	10,333

Operating income (loss)	—	(9)	885	—	876

Income of equity investment, net	—	5	—	—	5
Income (loss) of equity investments of consolidated subsidiaries	271	3	—	(274)	—
Debt extinguishments	(73)	—	—	—	(73)
Interest expense	(234)	(35)	(80)	—	(349)
Interest income	11	7	16	—	34
Interest income (expense)—affiliated companies, net	340	(255)	(85)	—	—

Total other income (expense)	315	(275)	(149)	(274)	(383)

Income (loss) from continuing operations before income taxes	315	(284)	736	(274)	493
Income tax expense (benefit)	(50)	(113)	298	—	135

Income (loss) from continuing operations	365	(171)	438	(274)	358
Income from discontinued operations	—	—	7	—	7

Net income (loss)	$365	$(171)	$445	$(274)	$365

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Revenues	$—	$8,811	$9,805	$(7,739)	$10,877

Cost of sales	—	8,734	8,439	(7,737)	9,436
Operation and maintenance	—	177	658	(2)	833
Selling, general and administrative	1	9	373	—	383
(Gain) loss on sales of receivables	—	7	(7)	—	—
Western states and similar settlements	—	35	—	—	35
Gains on sales of assets and emission allowances, net	—	(21)	(138)	—	(159)
Depreciation and amortization	—	152	221	—	373

Total	1	9,093	9,546	(7,739)	10,901

Operating income (loss)	(1)	(282)	259	—	(24)

Income of equity investment, net	—	6	—	—	6
Income (loss) of equity investments of consolidated subsidiaries	(189)	(9)	4	194	—
Debt conversions	(37)	—	—	—	(37)
Interest expense	(299)	(35)	(94)	—	(428)
Interest income	2	27	5	—	34
Interest income (expense)—affiliated companies, net	267	(296)	29	—	—

Total other expense	(256)	(307)	(56)	194	(425)

Income (loss) from continuing operations before income taxes	(257)	(589)	203	194	(449)
Income tax expense (benefit)	66	(230)	42	—	(122)

Income (loss) from continuing operations	(323)	(359)	161	194	(327)
Income (loss) from discontinued operations	(5)	(2)	5	—	(2)

Income (loss) before cumulative effect of accounting change	(328)	(361)	166	194	(329)
Cumulative effect of accounting change, net of tax	—	1	—	—	1

Net income (loss)	$(328)	$(360)	$166	$194	$(328)

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Revenues	$—	$8,518	$7,893	$(6,699)	$9,712

Cost of sales	(1)	8,754	6,311	(6,698)	8,366
Operation and maintenance	—	171	565	1	737
Selling, general and administrative	—	9	291	(7)	293
Loss on sales of receivables	—	8	(8)	—	—
Western states and similar settlements	—	359	—	—	359
Gains on sales of assets and emission allowances, net	—	(7)	(164)	3	(168)
Depreciation and amortization	—	165	274	7	446

Total	(1)	9,459	7,269	(6,694)	10,033

Operating income (loss)	1	(941)	624	(5)	(321)

Income of equity investments, net	—	26	—	—	26
Income (loss) of equity investments of consolidated subsidiaries	(193)	96	(3)	100	—
Other, net	—	(23)	—	—	(23)
Interest expense	(278)	(35)	(86)	—	(399)
Interest income	1	20	2	—	23
Interest income (expense)—affiliated companies, net	144	(170)	26	—	—

Total other expense	(326)	(86)	(61)	100	(373)

Income (loss) from continuing operations before income taxes	(325)	(1,027)	563	95	(694)
Income tax expense (benefit)	12	(456)	185	6	(253)

Income (loss) from continuing operations	(337)	(571)	378	89	(441)
Income (loss) from discontinued operations	6	130	(85)	60	111

Income (loss) before cumulative effect of accounting change	(331)	(441)	293	149	(330)
Cumulative effect of accounting change, net of tax	—	—	(1)	—	(1)

Net income (loss)	$(331)	$(441)	$292	$149	$(331)

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets.

	December 31, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

ASSETS
Current Assets:
Cash and cash equivalents	$490	$1	$264	$—	$755
Restricted cash	—	1	2	—	3
Accounts and notes receivable, principally customer, net	11	252	831	(11)	1,083
Accounts and notes receivable—affiliated companies	2,009	368	328	(2,705)	—
Inventory	—	148	137	—	285
Derivative assets	—	73	141	—	214
Investment in and receivables from Channelview, net	1	82	—	—	83
Other current assets	19	160	197	(17)	359
Current assets of discontinued operations	—	—	2	—	2

Total current assets	2,530	1,085	1,902	(2,733)	2,784

Property, Plant and Equipment, net	—	2,870	2,353	—	5,223

Other Assets:
Goodwill and other intangibles, net	—	184	482	119	785
Notes receivable—affiliated companies	2,365	656	68	(3,089)	—
Equity investments of consolidated subsidiaries	2,212	304	—	(2,516)	—
Derivative assets	—	12	78	—	90
Other long-term assets	55	860	356	(696)	575

Total other assets	4,632	2,016	984	(6,182)	1,450

Total Assets	$7,162	$5,971	$5,239	$(8,915)	$9,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$41	$—	$11	$—	$52
Accounts payable, principally trade	—	68	624	(5)	687
Accounts and notes payable—affiliated companies	103	2,223	379	(2,705)	—
Derivative liabilities	—	62	375	—	437
Other current liabilities	11	182	256	(23)	426

Total current liabilities	155	2,535	1,645	(2,733)	1,602

Other Liabilities:
Notes payable—affiliated companies	—	2,213	876	(3,089)	—
Derivative liabilities	—	25	162	—	187
Other long-term liabilities	539	152	284	(696)	279
Long-term liabilities of discontinued operations	—	—	4	—	4

Total other liabilities	539	2,390	1,326	(3,785)	470

Long-term Debt	1,986	500	417	—	2,903

Commitments and Contingencies
Temporary Equity Stock-based Compensation	5	—	—	—	5
Total Stockholders’ Equity	4,477	546	1,851	(2,397)	4,477

Total Liabilities and Stockholders’ Equity	$7,162	$5,971	$5,239	$(8,915)	$9,457

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

ASSETS
Current Assets:
Cash and cash equivalents	$286	$24	$154	$—	$464
Restricted cash	—	—	25	—	25
Accounts and notes receivable, principally customer, net	10	264	779	(9)	1,044
Accounts and notes receivable—affiliated companies	1,737	418	259	(2,414)	—
Inventory	—	144	131	—	275
Derivative assets	—	61	429	—	490
Other current assets	7	529	354	(17)	873
Current assets of discontinued operations	—	—	2	—	2

Total current assets	2,040	1,440	2,133	(2,440)	3,173

Property, Plant and Equipment, net	—	3,044	2,698	—	5,742

Other Assets:
Goodwill and other intangibles, net	—	182	505	119	806
Notes receivable—affiliated companies	3,249	789	94	(4,132)	—
Equity investments of consolidated subsidiaries	1,377	328	5	(1,710)	—
Derivative assets	—	77	127	—	204
Other long-term assets	76	730	400	(564)	642

Total other assets	4,702	2,106	1,131	(6,287)	1,652

Total Assets	$6,742	$6,590	$5,962	$(8,727)	$10,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$3	$—	$352	$—	$355
Accounts payable, principally trade	—	224	444	(3)	665
Accounts and notes payable—affiliated companies	—	2,021	393	(2,414)	—
Derivative liabilities	—	238	927	—	1,165
Other current liabilities	55	159	313	(23)	504
Current liabilities of discontinued operations	—	—	3	—	3

Total current liabilities	58	2,642	2,432	(2,440)	2,692

Other Liabilities:
Notes payable—affiliated companies	—	3,251	881	(4,132)	—
Derivative liabilities	—	77	344	—	421
Other long-term liabilities	484	167	237	(564)	324

Total other liabilities	484	3,495	1,462	(4,696)	745

Long-term Debt	2,248	501	429	—	3,178

Commitments and Contingencies
Temporary Equity Stock-based Compensation	2	—	—	—	2
Total Stockholders’ Equity	3,950	(48)	1,639	(1,591)	3,950

Total Liabilities and Stockholders’ Equity	$6,742	$6,590	$5,962	$(8,727)	$10,567

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows.

	2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$146	$(114)	$613	$110	$755
Net cash provided by discontinued operations from operating activities	—	—	7	—	7

Net cash provided by (used in) operating activities	146	(114)	620	110	762

Cash Flows from Investing Activities:
Capital expenditures	—	(27)	(162)	—	(189)
Investments in, advances to and from and distributions from subsidiaries, net(2)	346	(6)	(279)	(61)	—
Proceeds from sales of assets, net	—	82	—	—	82
Net purchases of emission allowances	—	(42)	(43)	—	(85)
Restricted cash	—	(1)	8	—	7
Other, net	—	6	—	—	6

Net cash provided by (used in) continuing operations from investing activities	346	12	(476)	(61)	(179)
Net cash provided by discontinued operations from investing activities	—	—	—	—	—

Net cash provided by (used in) investing activities	346	12	(476)	(61)	(179)

Cash Flows from Financing Activities:
Proceeds from long-term debt	1,300	—	—	—	1,300
Payments of long-term debt	(1,526)	—	(10)	—	(1,536)
Increase in short-term borrowings and revolving credit facilities, net	—	—	7	—	7
Changes in notes with affiliated companies, net(3)(4)	—	80	(31)	(49)	—
Payments of debt extinguishment costs	(73)	—	—	—	(73)
Proceeds from issuances of stock	41	—	—	—	41
Payments of financing costs	(31)	—	—	—	(31)
Other, net	1	(1)	—	—	—

Net cash provided by (used in) financing activities	(288)	79	(34)	(49)	(292)

Net Change in Cash and Cash Equivalents	204	(23)	110	—	291
Cash and Cash Equivalents at Beginning of Period	286	24	154	—	464

Cash and Cash Equivalents at End of Period	$490	$1	$264	$—	$755

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	Reliant Energy	Guarantors	Non-Guarantors(5)	Adjustments(1)	Consolidated
	(in millions)

Cash Flows from Operating Activities:
Net cash provided by continuing operations from operating activities	$10	$414	$906	$—	$1,330
Net cash provided by (used in) discontinued operations from operating activities	3	(7)	(50)	—	(54)

Net cash provided by operating activities	13	407	856	—	1,276

Cash Flows from Investing Activities:
Capital expenditures	—	(24)	(73)	—	(97)
Investments in, advances to and from and distributions from subsidiaries, net(2)	1,059	(468)	(216)	(375)	—
Proceeds from sales of assets, net	—	—	1	—	1
Net proceeds from sale of emission allowances	—	88	94	—	182
Restricted cash	—	—	2	—	2
Other, net	—	1	—	—	1

Net cash provided by (used in) continuing operations from investing activities	1,059	(403)	(192)	(375)	89
Net cash provided by discontinued operations from investing activities	712	—	968	(712)	968

Net cash provided by (used in) investing activities	1,771	(403)	776	(1,087)	1,057

Cash Flows from Financing Activities:
Proceeds from long-term debt	400	—	—	—	400
Payments of long-term debt	(852)	—	(14)	—	(866)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	(383)	—	(442)	—	(825)
Changes in notes with affiliated companies, net(3)	—	(16)	(359)	375	—
Premium paid for conversion of senior subordinated notes	(36)	—	—	—	(36)
Proceeds from issuances of stock	25	—	—	—	25
Payments of financing costs	(17)	—	—	—	(17)

Net cash used in continuing operations from financing activities	(863)	(16)	(815)	375	(1,319)
Net cash used in discontinued operations from financing activities	(638)	—	(712)	712	(638)

Net cash used in financing activities	(1,501)	(16)	(1,527)	1,087	(1,957)

Net Change in Cash and Cash Equivalents	283	(12)	105	—	376
Cash and Cash Equivalents at Beginning of Period	3	36	49	—	88

Cash and Cash Equivalents at End of Period	$286	$24	$154	$—	$464

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$(95)	$(1,989)	$974	$—	$(1,110)
Net cash provided by discontinued operations from operating activities	13	8	172	—	193

Net cash provided by (used in) operating activities	(82)	(1,981)	1,146	—	(917)

Cash Flows from Investing Activities:
Capital expenditures	—	(49)	(33)	—	(82)
Investments in, advances to and from and distributions from subsidiaries, net(2)	(460)	1	(341)	800	—
Proceeds from sales of assets, net	—	77	72	—	149
Net sales (purchases) of emission allowances	—	(49)	137	—	88
Restricted cash	—	—	14	—	14
Other, net	—	6	—	—	6

Net cash provided by (used in) continuing operations from investing activities	(460)	(14)	(151)	800	175
Net cash provided by discontinued operations from investing activities	110	51	80	(110)	131

Net cash provided by (used in) investing activities	(350)	37	(71)	690	306

Cash Flows from Financing Activities:
Proceeds from long-term debt	299	—	—	—	299
Payments of long-term debt	(109)	(1)	(38)	—	(148)
Increase in short-term borrowings and revolving credit facilities, net	184	—	223	—	407
Changes in notes with affiliated companies, net(3)	—	1,956	(1,156)	(800)	—
Proceeds from issuances of stock	37	—	—	—	37
Payments of financing costs	(1)	—	—	—	(1)

Net cash provided by (used in) continuing operations from financing activities	410	1,955	(971)	(800)	594
Net cash used in discontinued operations from financing activities	—	—	(110)	110	—

Net cash provided by (used in) financing activities	410	1,955	(1,081)	(690)	594

Net Change in Cash and Cash Equivalents	(22)	11	(6)	—	(17)
Cash and Cash Equivalents at Beginning of Period	25	25	55	—	105

Cash and Cash Equivalents at End of Period	$3	$36	$49	$—	$88

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	Net investments in, advances to and from and distributions from subsidiaries are classified as investing activities.

(3)	Net changes in notes with affiliated companies are classified as financing activities for subsidiaries of Reliant Energy and as investing activities for Reliant Energy.

(4)	Reliant Energy converted intercompany notes payable of a guarantor subsidiary of $753 million to equity during 2007.

(5)	During 2006, Reliant Energy Retail Holdings, LLC, a non-guarantor, made a non-cash capital distribution (related to intercompany receivables) of $1.9 billion to Reliant Energy.

(17)	Unaudited Quarterly Information

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)

Revenues	$2,362	$2,650	$3,544	$2,653
Income (loss) from continuing operations	260	(281)	160	219
Income (loss) from discontinued operations	(1)	(2)	2	8
Net income (loss)	259	(283)	162	227
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.77	$(0.82)	$0.47	$0.64
Income (loss) from discontinued operations	(0.01)	(0.01)	—	0.02

Net income (loss)	$0.76	$(0.83)	$0.47	$0.66

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.75	$(0.82)	$0.45	$0.62
Income (loss) from discontinued operations	(0.01)	(0.01)	0.01	0.02

Net income (loss)	$0.74	$(0.83)	$0.46	$0.64

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)

Revenues	$2,453	$2,775	$3,305	$2,344
Income (loss) from continuing operations	(139)	23	(154)	(57)
Income (loss) from discontinued operations	5	(9)	(1)	3
Income (loss) before cumulative effect of accounting change	(134)	14	(155)	(54)
Net income (loss)	(133)	14	(155)	(54)
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(0.46)	$0.07	$(0.50)	$(0.18)
Income (loss) from discontinued operations	0.02	(0.02)	—	0.01

Income (loss) before cumulative effect of accounting change	(0.44)	0.05	(0.50)	(0.17)
Cumulative effect of accounting change, net of tax	—	—	—	—

Net income (loss)	$(0.44)	$0.05	$(0.50)	$(0.17)

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(0.46)	$0.07	$(0.50)	$(0.18)
Income (loss) from discontinued operations	0.02	(0.02)	—	0.01

Income (loss) before cumulative effect of accounting change	(0.44)	0.05	(0.50)	(0.17)
Cumulative effect of accounting change, net of tax	—	—	—	—

Net income (loss)	$(0.44)	$0.05	$(0.50)	$(0.17)

Variances in revenues and gross margin from quarter to quarter were primarily due to (a) seasonal fluctuations in demand for electric energy and energy services and (b) changes in energy commodity prices, including unrealized gains/losses on energy derivatives. During 2007, we recognized $445 million in unrealized gains on energy derivatives ($522 million gain in the first quarter, $326 million loss in the second quarter, $28 million loss in the third quarter and $277 gain in the fourth quarter). During 2006, we incurred $231 million in unrealized losses on energy derivatives ($23 million gain in the first quarter, $52 million gain in the second quarter, $355 million loss in the third quarter and $49 million gain in the fourth quarter). On August 20, 2007, we deconsolidated Channelview. See notes 1 and 21.

Changes in net income (loss) from quarter to quarter were primarily due to:

•	seasonal fluctuations in demand for electric energy and energy services;

•	changes in energy commodity prices, including unrealized gains/losses on energy derivatives; and

•	timing of maintenance expenses.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, net income (loss) changed from quarter to quarter in 2007 by (amounts are pre-tax unless indicated otherwise):

•	$73 million of debt extinguishments expenses ($71 million in the second quarter and $1 million in each of the third and fourth quarters);

•	$41 million write-off of deferred financing costs ($39 million in the second quarter and $1 million in each of the third and fourth quarters);

•	$37 million change in income tax expense/benefit due to our federal valuation allowance ($1 million increase during the first quarter, $21 million increase during the second quarter, $22 million decrease during the third quarter and $37 million decrease during the fourth quarter);

•	$29 million charge for early retirements in depreciation expense ($15 million in the first quarter, $13 million in the second quarter and $1 million in the third quarter);

•	$24 million gain on sales of equipment ($18 million in the third quarter and $6 million in the fourth quarter); and

•	$22 million charge for Reliant Energy Services, Inc. resolution of criminal indictment in the first quarter.

Also, net income (loss) changed from quarter to quarter in 2006 by (amounts are pre-tax unless indicated otherwise):

•	$159 million gain on sales of emission allowances ($151 million gain in the first quarter, $5 million gain in the second quarter and $3 million gain in the third quarter);

•	$68 million change in income tax expense/benefit due to our federal valuation allowance ($70 million increase during the first quarter, $20 million increase during the second quarter, $30 million decrease during the third quarter and $8 million increase during the fourth quarter);

•	$40 million income tax benefit in the fourth quarter related to Pennsylvania state law changes;

•	$37 million charge for the debt conversion expense during the fourth quarter; and

•	$35 million charge related to the settlement of certain class action natural gas cases relating to the Western states energy crisis during the third quarter.

(18)	Reportable Segments

We have two principal business segments:

•	Retail energy—provides electricity and energy services to more than 1.8 million retail electricity customers in Texas, including residential and small business customers and commercial, industrial and governmental/institutional customers. Our next largest market is the PJM market, where we serve commercial, industrial and governmental/institutional customers. We regularly evaluate entering additional markets.

•	Wholesale energy—provides electricity and energy services in the competitive wholesale energy markets in the United States through our ownership and operation of or contracting for power generation capacity. As of December 31, 2007, we had approximately 16,000 MW of power generation capacity.

We also have unallocated corporate functions and other investments.

Our segments are the strategic operating units under which we manage our business, including the allocation of resources and assessment of performance. We use contribution margin, including historical and

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operational wholesale hedges and unrealized gains/losses on energy derivatives to evaluate our business segments because we use that measure in organizing and managing our business. Our segment measure is defined as total revenues less (a) cost of sales, (b) operation and maintenance, (c) selling and marketing and (d) bad debt expense. We manage the costs not included in our segment measure (other general and administrative, depreciation, amortization, interest and income taxes) on a company-wide basis.

The accounting policies of our segments are described in note 2. We account for intersegment revenues at current market prices.

Financial data for our segments are as follows:

	Retail	Wholesale		Other
	Energy	Energy		Operations		Eliminations	Consolidated
	(in millions)

2007:
Revenues from external customers(1)	$8,173	$3,036	(2)	$—		$—	$11,209
Intersegment revenues	—	394		13		(407)	—
Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(3)(4)	942	524	(5)	7		(6)	1,467
Expenditures for long-lived assets(6)	14	159		16		—	189
Equity investment as of December 31, 2007	—	25		—		—	25
Total assets as of December 31, 2007	1,778	7,492		1,081	(7)	(894)	9,457
2006:
Revenues from external customers(1)	$8,197	$2,679	(8)	$1		$—	$10,877
Intersegment revenues	—	571		1		(572)	—
Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(3)(9)	250	146	(10)	1		—	397
Expenditures for long-lived assets(6)	9	78		10		—	97
Equity investment as of December 31, 2006	—	25		—		—	25
Total assets as of December 31, 2006	1,984	8,402		848	(7)	(667)	10,567
2005:
Revenues from external customers(1)	$7,045	$2,661		$6		$—	$9,712
Intersegment revenues	—	625		—		(625)	—
Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(3)(11)	342	110	(12)	4		—	456
Expenditures for long-lived assets(6)	9	66		7		—	82
Equity investments as of December 31, 2005	—	30		—		—	30
Total assets as of December 31, 2005	2,762	9,871		1,691	(7)	(755)	13,569

(1)	Substantially all revenues are in the United States.

(2)	Includes $127 million from affiliates.

(3)	Revenues less (a) cost of sales, (b) operation and maintenance, (c) selling and marketing and (d) bad debt expense.

(4)	Includes $438 million, $7 million and $445 million in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized gains on energy derivatives, which is a non-cash item.

(5)	Includes $(92) million relating to historical and operational wholesale hedges.

(6)	Long-lived assets include net property, plant and equipment, net goodwill, net other intangibles and equity investments. All of our long-lived assets are in the United States.

(7)	Other operations include discontinued operations of $2 million, $2 million and $1,084 million as of December 31, 2007, 2006 and 2005, respectively.

(8)	Includes $1.2 billion in revenues from a single counterparty, which represented 11% of our consolidated revenues and 45% of our wholesale energy segment’s revenues. As of December 31, 2006, $16 million was outstanding from this counterparty.

(9)	Includes $(287) million, $56 million and $(231) million in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized gains (losses) on energy derivatives, which is a non-cash item.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Includes $(376) million relating to historical and operational wholesale hedges.

(11)	Includes $(69) million, $(123) million and $(192) million in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized losses on energy derivatives, which is a non-cash item.

(12)	Includes $(484) million relating to historical and operational wholesale hedges.

	2007	2006	2005
	(in millions)

Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	$1,467	$397	$456
Other general and administrative	171	172	140
Western states and similar settlements	22	35	359
Gains on sales of assets and emission allowances, net	(26)	(159)	(168)
Depreciation and amortization	424	373	446

Operating income (loss)	876	(24)	(321)
Income of equity investments, net	5	6	26
Debt extinguishments and conversions	(73)	(37)	—
Other, net	—	—	(23)
Interest expense	(349)	(428)	(399)
Interest income	34	34	23

Income (loss) from continuing operations before income taxes	493	(449)	(694)
Income tax expense (benefit)	135	(122)	(253)

Income (loss) from continuing operations	358	(327)	(441)
Income (loss) from discontinued operations	7	(2)	111

Income (loss) before cumulative effect of accounting changes	365	(329)	(330)
Cumulative effect of accounting changes, net of tax	—	1	(1)

Net income (loss)	$365	$(328)	$(331)

(19)	Impairment of Cost Method Investment

During 2005, we recorded a non-cash charge of $23 million (recorded in other, net) for the impairment of our investment in a communications services company. The impairment charge was based on an internal valuation of projected future cash flows and earnings conducted in connection with the preparation of our interim financial statements. As of December 31, 2007, our remaining non-energy investments have a net book value of $2 million and are included in other long-term assets.

(20)	Sales of Assets and Emission Allowances

We included the following (all from our wholesale energy segment) in our results of operations through the date of sale.

Property, Plant and Equipment.  We sold some property, plant and equipment that was primarily held in storage for $82 million during 2007 for gains of $25 million.

Emission Allowances.  We sold emission allowances during 2007, 2006 and 2005 for gains of $1 million, $159 million and $160 million, respectively.

REMA Hydropower Plants.  Two hydropower plants sold for $42 million in April 2005 for a gain of $12 million.

Landfill-gas Fueled Power Plants.  Our landfill-gas fueled power plants sold for $28 million in July 2005 for a loss of $4 million.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

El Dorado Investment.  Our 50% interest in El Dorado Energy, LLC sold for $132 million in July 2005 and we received $76 million after adjustment for net project debt. We recognized a gains on the disposal of $25 million (recorded in income of equity investments, net) during 2005.

(21)	Channelview’s Bankruptcy Filings

On August 20, 2007, Channelview filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the Bankruptcy Code. The bankruptcy cases are being jointly administered, with Channelview managing its business in the ordinary course as debtors-in-possession subject to the supervision of the bankruptcy court.

Under Channelview LP’s credit agreement, the partnership was required to maintain a working capital requirement of $14 million. The covenant was previously met by a $14 million revolving working capital facility. That facility matured on August 15, 2007. Failure to meet the working capital requirement would eventually have constituted an event of default. Channelview LP filed for bankruptcy protection to prevent the lenders from exercising their remedies, including foreclosing on the project. During 2007, we incurred $3 million in selling, general and administrative expenses related to these bankruptcy filings and associated costs, which do not include the reorganization costs that Channelview incurred subsequent to August 19, 2007. Channelview LP’s debt is non-recourse to Reliant Energy and the bankruptcy filings did not cause a default under any of our other debt.

As a result of the bankruptcies, we deconsolidated Channelview’s financial results beginning August 20, 2007, and began reporting our investment in Channelview using the cost method. The following table contains certain combined financial information of Channelview:

	December 31,
	2007	2006
	(in millions)

Property, plant and equipment, net	$356	$368
Secured debt obligations, including accrued interest	340	343
Payables to Reliant Energy and its subsidiaries, net	96	72

In February 2008, we entered into an agreement to sell our Channelview cogeneration assets and assign related contracts for $468 million. The sale is subject to closing conditions, including the approval of the bankruptcy court. We expect to close in the second or third quarter of 2008.

The sale is expected to resolve the bankruptcy proceedings and provide value to us for our equity interest. Proceeds from the sale will be used to settle the claims of secured creditors (approximately $379 million of debt, accrued interest and make-whole payments as of January 31, 2008), the claims of unsecured creditors (approximately $29 million as of January 31, 2008), and a cash sharing agreement (amount subject to a bankruptcy court ruling). Residual proceeds will be retained by us.

Any gain or loss on the sale will depend on the net proceeds received. It is reasonably possible an impairment could be recognized if the net proceeds and remaining assets (including cash and working capital) do not exceed our net investment in and receivables from Channelview ($83 million as of December 31, 2007, classified as current assets).

(22)	Discontinued Operations

(a)	New York Plants.

General.  In February 2006, we closed on the sale of our three remaining New York plants with an aggregate net generating capacity of approximately 2,100 MW for $979 million. During the third quarter of 2005, we began to report the results of the New York plants as discontinued operations. These plants were a part of our wholesale energy segment.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Proceeds.  We applied $952 million of cash proceeds, which is net of estimated city, state and transfer taxes and transaction costs, to pay down our senior secured term loans.

Assumptions Related to Debt, Deferred Financing Costs and Interest Expense on Discontinued Operations.  Based on our contractual obligation (at the time the purchase and sale agreement was executed) to utilize a portion of the net proceeds from the sale to prepay debt, we classified $638 million of debt as discontinued operations. We have also classified as discontinued operations the related deferred financing costs and interest expense on this debt. We allocated $15 million and $39 million of related interest expense during 2006 and 2005, respectively, to discontinued operations. No interest was allocated to discontinued operations subsequent to the closing.

(b)	Ceredo Plant.

In 2005, we sold our 505 MW Ceredo power plant for $100 million. We used the net cash proceeds of $100 million to pay down a portion of our senior secured term loans. During the third quarter of 2005, we began to report results of Ceredo’s operations as discontinued operations effective January 1, 2005. The plant was a part of our wholesale energy segment.

(c)	European Energy.

In 2003, we sold our European energy operations, which formerly were a reportable segment. We have reported the results of our European energy operations as discontinued operations since the first quarter of 2003.

In addition to the initial cash proceeds, we are entitled to receive a significant portion of any cash distributions in excess of Euro 110 million received by the purchaser from the former coordinating body for the Dutch electricity sector as contingent consideration for the sale. We received payments of $52 million during 2005.

(d)	All Discontinued Operations.

The following summarizes certain financial information of the businesses reported as discontinued operations:

	New York		Ceredo		European
	Plants		Plant		Energy	Total
2006
Revenues	$108		$—		$—	$108
Loss before income tax expense/benefit	(7	)(1)	—		—	(7)
2005
Revenues	$996		$—		$—	$996
Income (loss) before income tax expense/benefit	18	(2)	(27	)(3)	52	43

(1)	Includes an additional pre-tax loss on disposal of $16 million primarily due to changes in derivative assets not terminated as of the date of sale. The cumulative pre-tax loss on disposal through December 31, 2006 was $255 million.

(2)	Includes $239 million estimated loss on disposal.

(3)	Includes $27 million loss on disposal.

Subsequent to the sale of our New York plants in February 2006, we continue to have (a) insignificant settlements with the independent system operator and (b) property tax settlements. These amounts are classified as discontinued operations in our results of operations. We recognized $7 million of income before income taxes from discontinued operations during 2007. In addition, we have some amounts on our consolidated balance sheets classified as discontinued operations relating to these settlements and other insignificant items.

RELIANT ENERGY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

2007, 2006 and 2005

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged	Charged	Deductions	Balance at
	Beginning	to	to Other	from	End
Description	of Period	Income	Accounts(1)	Reserves(2)	of Period
	(thousands of dollars)

2007
Allowance for doubtful accounts	$33,332	$78,588	$—	$(75,196)	$36,724
Reserves deducted from
derivative assets	126,710	(58,310)	—	(159)	68,241
2006
Allowance for doubtful accounts	34,054	86,961	—	(87,683)	33,332
Reserves deducted from derivative assets	197,384	(68,240)	—	(2,434)	126,710
Reserves for severance	1,860	3,845	—	(5,705)	—
2005
Allowance for doubtful accounts	41,636	57,817	—	(65,399)	34,054
Reserves deducted from derivative assets	87,323	128,306	33	(18,278)	197,384
Reserves for severance	1,325	8,664	—	(8,129)	1,860

(1)	Represents charges to accumulated other comprehensive income/loss.

(2)	Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the allowance for doubtful accounts, such deductions are net of recoveries of amounts previously written off.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members
RERH Holdings, LLC:

We have audited the accompanying consolidated balance sheets of RERH Holdings, LLC and subsidiaries (the Company), as of December 31, 2007 and 2006, and the related consolidated statements of operations, members’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RERH Holdings, LLC and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in note 7 to the consolidated financial statements, the Company changed its accounting for income tax uncertainties in 2007.

KPMG LLP

Houston, Texas
February 25, 2008

RERH HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2007	2006
	(thousands of dollars)

Revenues:
Electricity sales and services revenues (including $(70) and $227 unrealized gains(losses))	$7,978,078	$7,460,341

Expenses:
Cost of sales (including $443,218 and $(394,902) unrealized gains (losses))	6,368,557	2,790,009
Cost of sales—affiliates	236,762	3,937,469
Operation and maintenance	225,261	206,397
Operation and maintenance—affiliates	19,271	25,917
Selling, general and administrative	211,372	231,692
Selling, general and administrative—affiliates	68,876	70,060
Depreciation and amortization	23,947	29,490

Total operating expense	7,154,046	7,291,034

Operating Income	824,032	169,307

Other Income (Expense):
Other, net	699	22
Interest expense	(29,476)	(28,198)
Interest income	15,166	2,481
Interest income (expense), net—affiliates	(6,579)	104,427

Total other income (expense)	(20,190)	78,732

Income Before Income Taxes	803,842	248,039
Income tax expense	309,135	96,180

Net Income	$494,707	$151,859

See Notes to the Consolidated Financial Statements

RERH HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(thousands of dollars)

ASSETS
Current Assets:
Cash and cash equivalents	$226,200	$136,017
Restricted cash	—	13,000
Accounts receivable and unbilled revenue, principally customer, net of allowance of $34,947 and $29,386	776,115	732,975
Accumulated deferred income taxes	94,744	206,795
Derivative assets	128,935	422,098
Prepayments and other current assets	21,171	41,603

Total current assets	1,247,165	1,552,488

Property, Plant and Equipment, net	43,487	54,340

Other Assets:
Goodwill, net	31,631	31,631
Derivative assets	75,660	127,028
Other	22,969	47,434

Total other assets	130,260	206,093

Total Assets	$1,420,912	$1,812,921

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable, principally trade	$486,746	$396,728
Payable to affiliates, net	40,437	38,970
Retail customer deposits	62,676	67,068
Other taxes payable	46,634	53,585
Taxes payable to Reliant Energy, Inc.	21,188	—
Accrual for transmission and distribution charges	74,393	60,654
Derivative liabilities	336,440	904,108
Other	90,569	75,497

Total current liabilities	1,159,083	1,596,610

Other Liabilities:
Derivative liabilities	38,011	225,997
Other	33,833	19,043

Total other liabilities	71,844	245,040

Commitments and Contingencies Members’ Equity:
Members’ equity	189,985	(28,729)

Total members’ equity	189,985	(28,729)

Total Liabilities and Members’ Equity	$1,420,912	$1,812,921

See Notes to the Consolidated Financial Statements

RERH HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006
	(thousands of dollars)

Cash Flows from Operating Activities:
Net income	$494,707	$151,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,947	29,490
Deferred income taxes	163,557	(108,547)
Net changes in energy derivatives	(391,981)	407,649
Non-cash federal income tax contributions from Reliant Energy, Inc., net	—	179,222
Other, net	3,301	1,118
Changes in other assets and liabilities:
Accounts receivable and unbilled revenue, net	12,315	196,846
Receivables/payables—affiliates	(41,891)	(481,521)
Margin deposits, net	10,890	(2,775)
Net derivative assets and liabilities	(22,709)	(76,112)
Accounts payable	89,974	271,019
Other current assets	9,806	10,763
Other current liabilities	12,902	31,057
Other assets	(5,295)	342
Retail customer deposits	(4,392)	6,158
Taxes payable/receivable	(4,226)	9,032
Other taxes payable	(9,057)	14,311
Accrual for transmission and distribution charges	13,739	16,344
Taxes payable to Reliant Energy, Inc. and related accrued interest	21,188	—
Other liabilities	(2,687)	(3,477)

Net cash provided by operating activities	374,088	652,778

Cash Flows from Investing Activities:
Restricted cash	13,000	(13,000)
Capital expenditures	(13,457)	(9,424)
Contribution to investment	(2,550)	—
Contribution from Reliant Energy, Inc. of Reliant Energy Solutions East, LLC	2,530	—

Net cash used in investing activities	(477)	(22,424)

Cash Flows from Financing Activities:
Dividends to Reliant Energy, Inc.	(437,000)	—
Decrease in short-term borrowings, net	—	(450,000)
Contributions from (distributions to) Reliant Energy, Inc.	153,572	(2,944)
Changes in note with Reliant Energy, Inc., net	—	(50,115)

Net cash used in financing activities	(283,428)	(503,059)

Net Change in Cash and Cash Equivalents	90,183	127,295
Cash and Cash Equivalents at Beginning of Period	136,017	8,722

Cash and Cash Equivalents at End of Period	$226,200	$136,017

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid to affiliate	$5,995	$2,942
Interest paid to third parties	29,741	29,090
Income taxes paid (net of income tax refunds received)	25,012	16,472
Income taxes paid to affiliate	110,000	—
Non-cash Disclosure:
Contributions from Reliant Energy, Inc., net	995	171,629
Transfer of certain assets and liabilities from Reliant Energy Electric Solutions, LLC to Reliant Energy Power Supply, LLC, net	—	329,807
Transfer of certain assets and liabilities from Reliant Energy Services, Inc. to Reliant Energy Power Supply, LLC, net	(2,254)	(329,773)
Contributions from (distributions to) Reliant Energy, Inc. of Reliant Energy Solutions East, LLC	6,164	(2,058)
Distribution to Reliant Energy, Inc. of note receivable	—	(1,943,943)

See Notes to the Consolidated Financial Statements

RERH HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

	Members’	Comprehensive
	Equity	Income
	(thousands of dollars)

Balance at December 31, 2005	$1,596,694
Net income	151,859	$151,859
Contributions from Reliant Energy, Inc., net	171,629
Distribution to Reliant Energy, Inc. of Reliant Energy Solutions East, LLC	(5,002)
Distribution to Reliant Energy, Inc. of note receivable	(1,943,943)
Transfer of certain assets and liabilities from Reliant Energy Electric Solutions, LLC to Reliant Energy Power Supply, LLC, net	329,807
Transfer of certain assets and liabilities from Reliant Energy Services, Inc. to Reliant Energy Power Supply, LLC, net	(329,773)

Comprehensive income		$151,859

Balance at December 31, 2006	$(28,729)
Net income	494,707	494,707
Contributions from Reliant Energy, Inc., net	154,567
Distribution to Reliant Energy, Inc. of cash dividend	(437,000)
Contribution from Reliant Energy, Inc. of Reliant Energy Solutions East, LLC	8,694
Transfer of certain assets and liabilities from Reliant Energy Services, Inc. to Reliant Energy Power Supply, LLC, net	(2,254)

Comprehensive income		$494,707

Balance at December 31, 2007	$189,985

See Notes to the Consolidated Financial Statements

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

In preparation for and in connection with the credit-enhanced retail structure, RERH Holdings made ownership changes relating to entities, assets and liabilities during 2006. The following occurred (related amounts are included on the consolidated statements of members’ equity and comprehensive income):

•	Formed Reliant Energy Power Supply, LLC in April 2006 to procure the purchased power for RERH Holdings’ Texas retail customers. Reliant Energy Power Supply, LLC began procuring power in July 2006.

•	Reliant Energy Solutions East, LLC was distributed to Reliant Energy, Inc. on October 1, 2006 as this entity does business for retail customers outside of Texas. See below for 2007 activity.

•	Certain assets and liabilities were transferred from Reliant Energy Electric Solutions, LLC and Reliant Energy Services, Inc. (both of which are not subsidiaries of Retail Holdings) to Reliant Energy Power Supply, LLC in the third and fourth quarters of 2006 as these related to supply positions for the Texas retail customers.

During 2007, RERH Holdings completed the inclusion of its business outside of Texas in the credit-enhanced retail structure. The following occurred (related amounts are included on the consolidated statements of members’ equity and comprehensive income):

•	Reliant Energy, Inc. contributed Reliant Energy Solutions East, LLC to Reliant Energy Retail Services, LLC on August 1, 2007 and its operations are included in these consolidated financial statements from that point forward for 2007. See above for 2006 activity.

RERH Holdings provides electricity and energy services to retail electricity customers in Texas, including residential and small business customers and commercial, industrial and governmental/institutional customers. RERH Holdings’ next largest market is the market operated by PJM Interconnection, LLC, primarily in New Jersey, Maryland, the District of Columbia and Pennsylvania. Approximately 65% of RERH Holdings’ residential and small business customers are in the Houston area.

As of December 31, 2007, RERH Holdings’ subsidiaries include:

Subsidiary	Formation Date

Reliant Energy Retail Holdings, LLC (the predecessor parent)	September 2000
Reliant Energy Retail Services, LLC	September 2000
Reliant Energy Solutions East, LLC	February 2002
RE Retail Receivables, LLC	June 2002
Reliant Energy Power Supply, LLC	April 2006

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RERH Holdings’ critical accounting estimates include: (a) fair value of derivative assets and liabilities; (b) estimated revenues and energy supply costs; and (c) deferred tax assets, valuation allowances and tax liabilities. Actual results could differ from the estimates.

RERH Holdings is subject to various risks inherent in doing business. See notes 2(c),2(d), 2(e), 2(g), 2(h), 4, 5, 6, 7, 8 and 9.

(b)	Principles of Consolidation.

Retail Holdings includes its accounts and those of its wholly-owned subsidiaries in its consolidated financial statements.

(c)	Revenues.

Gross revenues for energy sales and services to residential and small business customers and to commercial, industrial and governmental/institutional customers are recognized upon delivery under the accrual method. Energy sales and services that have been delivered but not billed by period-end are estimated.

As of December 31, 2007 and 2006, RERH Holdings recorded unbilled revenues of $435 million and $398 million, respectively, for energy sales and services. Accrued unbilled revenues are based on RERH Holdings’ estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on daily forecasted volumes and estimated customer usage by class. Unbilled revenues are calculated by multiplying volume estimates by the applicable rate by customer class. Estimated amounts are adjusted when actual usage is known and billed.

(d)	Derivatives and Hedging Activities.

RERH Holdings accounts for its derivatives instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (SFAS No. 133).

RERH Holdings uses derivative instruments to manage operational or market constraints and to execute its supply procurement strategy. The instruments used are fixed-price derivative contracts to hedge the variability in future cash flows from forecasted sales of power and purchases of fuel and power. RERH Holdings’ objective in entering into these fixed-price derivatives is to fix the price for a portion of these transactions.

For RERH Holdings’ risk management activities, it uses both derivative and non-derivative contracts that provide for settlement in cash or by delivery of a commodity. The primary types of derivative instruments RERH Holdings uses are forwards, futures, swaps and options. RERH Holdings accounts for its derivatives

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under one of two accounting methods (mark-to-market or accrual accounting (under the normal purchase/normal sale exception to fair value)) based on facts and circumstances. The fair values of derivative activities are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

Realized gains and losses on derivatives contracts not held for trading purposes are reported either on a net or gross basis based on the relevant facts and circumstances. Hedging transactions that do not physically flow are included in the same caption as the items being hedged. A summary of RERH Holdings’ derivative activities and classification in its results of operations is:

Transactions that
	Purpose for Holding or	Physically	Transactions that
Instrument	Issuing Instrument(1)	Flow/Settle	Financially Settle(2)

Power futures, forward, swap and option contracts	Power sales to end-use retail customers	Revenues	N/A(3)
	Supply management revenues	Revenues	Cost of sales
	Power purchases	Cost of sales	Cost of sales
Natural gas futures, forward, swap and option contracts	Natural gas purchases/sales	N/A(3)	Cost of sales

(1)	The purpose for holding or issuing is not impacted by the accounting method elected for each instrument.

(2)	Includes classification for mark-to-market derivatives.

(3)	N/A is not applicable.

Unrealized gains and losses on energy derivatives consist of both gains and losses on energy derivatives during the current reporting period for derivative assets or liabilities that have not settled as of the balance sheet date and the reversal of unrealized gains and losses from prior periods for derivative assets or liabilities that settled prior to the balance sheet date but during the current reporting period.

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

New Accounting Pronouncement Not Yet Adopted—Offsetting of Amounts.  The FASB issued FSP FIN 39-1, an amendment of FASB Interpretation No. 39 (FIN 39), which was applicable for RERH Holdings beginning January 1, 2008. This interpretation allows either (a) offsetting assets and liabilities for derivative instruments under a common master netting arrangement only if the fair value amounts recognized for any related cash collateral are also offset or (b) presenting these amounts gross.

Effective January 1, 2008, RERH Holdings plans to discontinue netting its derivative assets and liabilities and present them on a gross basis. Cash collateral amounts will remain presented on a gross basis. This

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change will significantly increase RERH Holdings’ derivative assets and liabilities retrospectively for all financial statements presented.

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

RERH Holdings’ credit exposure is based on its derivative assets and accounts receivable from its power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties. RERH Holdings provides reserves for non-investment grade counterparties representing a significant portion of its credit exposure. As of December 31, 2007, one non-investment grade counterparty represented 95% ($144 million) of RERH Holdings’ credit exposure. As of December 31, 2006, one non-investment grade counterparty represented 99% ($261 million) of RERH Holdings’ credit exposure. As of December 31, 2007 and 2006, RERH Holdings held no collateral from these counterparties. There were no other counterparties representing greater than 10% of its credit exposure.

(f)	Selling, General and Administrative Expenses.

Selling, general and administrative expenses include, among other items, (a) selling and marketing, (b) bad debt expense, (c) financial services, (d) legal costs, (e) regulatory costs and (f) certain benefit costs. Some of the expenses are allocated from affiliates (see note 3).

(g)	Property, Plant and Equipment and Depreciation Expense.

RERH Holdings computes depreciation using the straight-line method based on estimated useful lives. Depreciation expense was $24 million and $29 million during 2007 and 2006, respectively.

	Estimated Useful	December 31,
	Lives (Years)	2007	2006
		(in millions)

Information technology	3 - 10	$183	$174
Furniture and leasehold improvements	3 - 10	6	6
Assets under construction		5	5

Total		194	185
Accumulated depreciation		(151)	(131)

Property, plant and equipment, net		$43	$54

RERH Holdings periodically evaluates property, plant and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. RERH Holdings recorded no material property, plant and equipment impairments during 2007 and 2006.

(h)	Intangible Assets and Amortization Expense.

Goodwill.  RERH Holdings performs its goodwill impairment test annually on April 1 and when events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31,

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 and 2006, RERH Holdings had $17 million and $19 million, respectively, of goodwill that is deductible for United States income tax purposes in future periods.

Other Intangibles.  RERH Holdings recognizes specifically identifiable intangible assets, including renewable energy credits, when specific rights and contracts are acquired. RERH Holdings has no intangible assets with indefinite lives recorded as of December 31, 2007 and 2006.

(i)	Income Taxes.

Federal.  RERH Holdings is included in the consolidated federal income tax returns of Reliant Energy and calculates its income tax provision on a separate return basis, whereby Reliant Energy pays all federal income taxes on RERH Holdings’ behalf and is entitled to any related tax savings. The difference between RERH Holdings’ current federal income tax expense or benefit, as calculated on a separate return basis, and related amounts paid to/received from Reliant Energy, if any, were recorded in RERH Holdings’ financial statements as adjustments to members’ equity. Reliant Energy changed its funding policy in January 2007 and these differences are recorded to (a) income taxes payable to Reliant Energy, Inc. if RERH Holdings has cumulative taxable income on a separate return basis or (b) deferred tax assets if RERH Holdings has cumulative taxable losses on a separate return basis. Deferred federal income taxes reflected on RERH Holdings’ consolidated balance sheet will ultimately be settled with Reliant Energy. See notes 3 and 7.

State.  RERH Holdings is included in the consolidated state income tax returns of Reliant Energy. It calculates its state provision, related payables or receivables and deferred state income taxes on a separate return basis and primarily settles the related assets and liabilities directly with the governmental entity. See note 7.

(j)	Cash and Cash Equivalents.

RERH Holdings records all highly liquid short-term investments with maturities of three months or less as cash equivalents.

(k)	Restricted Cash.

Restricted cash as of December 31, 2006 was comprised of funds received in error and subsequently returned.

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

(m)	Gross Receipts Taxes.

RERH Holdings records gross receipts taxes on a gross basis in revenues and operations and maintenance expense in its consolidated statements of operations. During 2007 and 2006, RERH Holdings’ revenues and operation and maintenance expense include gross receipts taxes of $97 million and $102 million, respectively.

(n)	Sales Taxes.

RERH Holdings records sales taxes collected from its taxable customers and remitted to the various governmental entities on a net basis, thus there is no impact on its consolidated statements of operations.

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	New Accounting Pronouncement Not Yet Adopted—Fair Value.

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is to be applied prospectively, except for aspects that do not apply to RERH Holdings. RERH Holdings adopted SFAS No. 157 on January 1, 2008. In connection with the adoption, (a) no cumulative effect of an accounting change will be recognized and (b) RERH Holdings expects to decrease its derivative liabilities and increase its income before income taxes relating to discounting these liabilities using its own credit ratings. For non-financial assets and liabilities, the adoption of SFAS No. 157 has been deferred until January 1, 2009.

(3)	Related Party Transactions

These financial statements include the impact of significant transactions between RERH Holdings and Reliant Energy. The majority of these transactions involve the purchase or sale of energy, capacity or related services from or to RERH Holdings and allocations of costs to RERH Holdings for support services.

Support and Technical Services.  Reliant Energy provides commercial support, technical services and other corporate services to RERH Holdings. Reliant Energy allocates certain support services costs to RERH Holdings based on RERH Holdings’ underlying planned operating expenses relative to the underlying planned operating expenses of other entities to which Reliant Energy provides similar services and also charges RERH Holdings for certain other services based on usage. Management believes this method of allocation is reasonable. These allocations and charges were not necessarily indicative of what would have been incurred had RERH Holdings been an unaffiliated entity. Effective with the credit-enhanced retail structure, beginning December 1, 2006, Reliant Energy charges a fee for these services calculated in the same manner and including a mark-up percentage of 1.5%, which was $1 million in 2007 and insignificant in 2006.

The following details the amounts recorded as operation and maintenance—affiliates and selling, general and administrative—affiliates:

	2007	2006
	(in millions)

Allocated or charged by Reliant Energy(1)	$88	$96

(1)	Includes $2 million and $3 million for RERH Holdings’ share of allocated rent expense.

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

	2007	2006
	(in millions)

Purchases from Reliant Energy under various commodity agreements(1)	$237	$3,937

(1)	Recorded in cost of sales— affiliates.

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes.  See discussion in note 2(i) regarding RERH Holdings’ policy with regards to income taxes.

	2007	2006
	(in millions)

Non-cash federal income tax contributions from Reliant Energy, Inc., net	$—	$179

As of December 31, 2007, RERH Holdings has $21 million recorded as taxes payable to Reliant Energy, Inc., which includes accrued interest payable of $2 million. RERH Holdings has incurred interest expense related to this payable of $7 million during 2007.

(4)	Debt

(a)	Working Capital Facility.

In connection with the credit-enhanced retail structure, on December 1, 2006, RERH Holdings entered into a $300 million working capital facility agreement with Merrill Lynch & Co., Inc. and affiliates (Merrill Lynch). As of December 31, 2007 and 2006, no amounts were outstanding under this facility. Loans bear interest at LIBOR plus 0.45% or a base rate. Borrowings under this facility will mature on the 90th day after the termination of the credit sleeve and reimbursement agreement with Merrill Lynch. The working capital facility includes a $150 million minimum adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) requirement for RERH Holdings for each trailing four-quarter period. The covenants under the credit sleeve and reimbursement agreement with Merrill Lynch also apply to the working capital facility. The obligations of RERH Holdings are non-recourse to Reliant Energy.

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

(5)	Credit-Enhanced Retail Structure

The credit sleeve and reimbursement agreement (the agreement) and a working capital facility agreement, providing for revolving credit loans, each with Merrill Lynch became effective on December 1, 2006, which

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially eliminated collateral postings for RERH Holdings’ business, although these collateral postings were made by Reliant Energy, not RERH Holdings.

Under the agreement, Merrill Lynch provides guarantees and the posting of collateral to RERH Holdings’ counterparties in supply transactions for its retail energy business. Cash flow activity in connection with these contracts and related collateral is classified as operating cash flow. During 2006, RERH Holdings recorded an unrealized loss on energy derivatives of $18 million due to the differences in quantity between contracts with Merrill Lynch and its contracts with the exchange relating to existing financially settled supply contracts.

RERH Holdings paid Merrill Lynch one-time structuring fees of $14 million ($13 million in 2006 and $1 million in 2007), which were expensed as general and administrative costs. RERH Holdings also pays a fee to Merrill Lynch of $0.40 for each megawatt hour (MWh) of power that it delivers to its retail customers. This fee ($26 million and $2 million during 2007 and 2006, respectively) is classified as interest expense. RERH Holdings is obligated to reimburse Merrill Lynch to the extent that any guarantees are called upon or any collateral posted by Merrill Lynch is foreclosed upon.

The initial term of the agreement was five years; effective December 31, 2007, the term was extended by an additional year. RERH Holdings is permitted to terminate at any time, subject to a make-whole payment during the first two years of the agreement. Merrill Lynch does not have an early termination option.

In connection with the agreement, Reliant Energy implemented a structure so that the entities comprising its retail energy business became subsidiaries of Retail Holdings. The agreement (a) restricts the ability of RERH Holdings to, among other actions, (i) encumber its assets, (ii) sell certain assets, (iii) incur additional debt, (iv) pay dividends or pay subordinated debt, (v) make investments or acquisitions or (vi) enter into certain transactions with affiliates and (b) requires RERH Holdings to manage its risks related to commodity prices. RERH Holdings’ obligations under the agreement with Merrill Lynch and the retail working capital facility are secured by first liens on the assets of RERH Holdings. Retail Holdings and its subsidiaries are designed to maintain the separate nature of their assets, avoid consolidation of such assets with the bankruptcy estate of Reliant Energy in the event Reliant Energy ever becomes subject to such a proceeding, and ensure that such assets are available first and foremost to satisfy their creditors’ claims. The obligations of RERH Holdings under the agreement and the retail working capital facility are non-recourse to Reliant Energy. See note 4(a) for discussion of the retail working capital facility.

(6)	Benefit Plans

RERH Holdings’ eligible employees participate in Reliant Energy’s stock-based incentive plans. During 2007 and 2006, RERH Holdings’ pre-tax stock-based incentive plans compensation expense was $6 million and $5 million, respectively.

RERH Holdings’ employees participate in Reliant Energy’s employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code. RERH Holdings’ savings plan benefit expense, including matching and discretionary contributions, was $6 million and $4 million during 2007 and 2006, respectively.

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Income Taxes

(a)	Summary.

RERH Holdings’ income tax expense (benefit) is:

	2007	2006
	(in millions)

Current:
Federal	$126	$179
State	20	26

Total current	146	205

Deferred:
Federal	141	(95)
State	22	(14)

Total deferred	163	(109)

Income tax expense	$309	$96

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	2007	2006

Federal statutory rate	35%	35%

Additions (reductions) resulting from:
State income taxes, net of federal income taxes	3	4

Effective rate	38%	39%

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006
	(in millions)

Deferred tax assets:
Current:
Derivative liabilities, net	$80	$202
Allowance for doubtful accounts and credit provisions	12	11
Employee benefits	1	1
Other	3	—

Total current deferred tax assets	96	214

Non-current:
Derivative liabilities, net	—	39
Employee benefits	—	2

Total non-current deferred tax assets	—	41

Total deferred tax assets	$96	$255

Deferred tax liabilities:
Current:
Other	$—	$7

Total current deferred tax liabilities	—	7

Non-current:
Depreciation and amortization	9	17
Derivative assets, net	13	—
Other	—	1

Total non-current deferred tax liabilities	22	18

Total deferred tax liabilities	$22	$25

Accumulated deferred income taxes, net	$74	$230

(b)	Valuation Allowances.

RERH Holdings assesses its future ability to use deferred tax assets using the more-likely-than-not criteria. These assessments include an evaluation of its recent history of earnings and losses, future reversals of temporary differences and identification of other sources of future taxable income, including the identification of tax planning strategies in certain situations. Based on the analysis, RERH Holdings determined that no valuation allowance is needed for its deferred tax assets as of December 31, 2007 and 2006.

(c)	Adoption of FIN 48 and Tax Uncertainties.

Effective January 1, 2007, RERH Holdings adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). This interpretation addresses whether (and when) tax benefits claimed in Reliant Energy’s federal and RERH Holdings’ state tax returns should be recorded in the financial statements. Pursuant to FIN 48, RERH Holdings may only recognize the tax benefit for financial reporting purposes from an uncertain tax position when it is more-likely-than-not that, based on the technical merits, the position will be sustained by taxing authorities or the courts. The recognized tax

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits are measured as the largest benefit having a greater than fifty percent likelihood of being realized upon settlement with a taxing authority. FIN 48 also provides guidance for derecognition, classification, interest and penalties, disclosures, transition rules and related matters. RERH Holdings classifies accrued interest and penalties related to uncertain income tax positions in income tax expense. Adoption of FIN 48 had no impact on RERH Holdings’ consolidated financial statements.

As of January 1, 2007 and December 31, 2007, RERH Holdings had no amounts accrued for unrecognized tax benefits, interest or penalties. During 2007 and 2006, RERH Holdings recognized $0 of income tax expense (benefit) due to changes in interest and penalties for federal and state income taxes.

RERH Holdings has the following years that remain subject to examination or are currently under audit for its major tax jurisdictions:

	Subject to	Currently Under
	Examination	Audit

Federal	1997 to 2007	1997 to 2005
Texas	2000 to 2007	2000 to 2005
Pennsylvania	2004 to 2007	2006

RERH Holdings, through Reliant Energy, expects to continue discussions with taxing authorities regarding tax positions related to the following, and believe it is reasonably possible some of these matters could be resolved during 2008; however, it cannot estimate the range of changes that might occur:

•	$177 million payment to CenterPoint during 2004 related to residential customers; and

•	the timing of tax deductions could be changed as a result of negotiations with respect to depreciation.

(8)	Commitments

(a)	Lease Commitments.

Cash Obligations Under Operating Leases.  RERH Holdings’ projected cash obligations under non-cancelable long-term operating leases as of December 31, 2007 are (in millions):

2008	$15
2009	16
2010	16
2011	7
2012	1
2013 and thereafter	—

Total	$55

Operating Lease Expense.  Total lease expense for all operating leases was $12 million during 2007 and 2006.

(b)	Guarantees and Indemnifications.

Equity Pledged as Collateral for Reliant Energy.  Retail Holdings’ equity is pledged as collateral under certain of Reliant Energy’s credit and debt agreements, which have an outstanding balance of $1.2 billion as of December 31, 2007.

Other.  RERH Holdings enters into contracts that include indemnification and guarantee provisions. In general, RERH Holdings enters into contracts with indemnities for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. Examples of

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these contracts include asset sales agreements, retail supply agreements, service agreements and procurement agreements.

RERH Holdings is unable to estimate its maximum potential exposure under these agreements until an event triggering payment occurs. RERH Holdings does not expect to make any material payments under these agreements.

(c)	Other Commitments.

Purchased Power Commitments.  RERH Holdings is a party to purchased power contracts of various quantities and durations that are not classified as derivative assets and liabilities. These contracts are not included in the consolidated balance sheet as of December 31, 2007. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2007:

	Purchased Power Commitments
	Fixed Pricing	Variable Pricing(1)
	(in millions)

2008	$67	$13
2009	73	11
2010	13	—
2011	13	—
2012	13	—
2013 and thereafter	6	—

Total	$185	$24

(1)	For contracts with variable pricing components, RERH Holdings estimated prices based on forward commodity curves as of December 31, 2007.

As of December 31, 2007, the maximum remaining term under any individual purchased power contract is seven years.

Sales Commitments.  As of December 31, 2007, RERH Holdings has sales commitments, including electric energy and capacity sales contracts, which are not classified as derivative assets and liabilities. The estimated minimum sales commitments over the next five years under these contracts are as follows:

	Fixed Pricing(1)	Variable Pricing(1)(2)
	(in millions)

2008	$854	$2,071
2009	526	1,517
2010	213	1,130
2011	64	859
2012	27	573

Total	$1,684	$6,150

(1)	In connection with the credit-enhanced retail structure, RERH Holdings estimates the fees under these sales commitments to be $15 million, $10 million, $7 million, $5 million and $3 million during 2008, 2009, 2010, 2011 and 2012, respectively.

(2)	For contracts with variable pricing components, RERH Holdings estimated prices based on forward commodity curves as of December 31, 2007.

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Contingencies

RERH Holdings is involved in legal and other matters before courts and governmental agencies. Unless otherwise noted, RERH Holdings cannot predict the outcome of these matters.

PUCT Cases.  There are various proceedings pending before the state district court in Travis County, Texas, seeking reviews of the Public Utility Commission of Texas orders relating to the fuel factor component used in the “price-to-beat” tariff. These proceedings pertain to the same issues affirmed by a district court in Travis County and later by the Travis County Court of Appeals in 2004 in a separate proceeding.

(10)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable and payable and derivative assets and liabilities approximate their carrying amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Reliant Energy, Inc., Sole Member of Reliant Energy Retail Holdings, LLC
Houston, Texas

We have audited the accompanying consolidated statements of operations, member’s equity and comprehensive income, and cash flows of Reliant Energy Retail Holdings, LLC and subsidiaries (the “Company”) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Reliant Energy Retail Holdings, LLC and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2006

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

2005
(thousands of dollars)

Revenues:
Electricity sales and services revenues	$5,997,644

Expenses:
Purchased power	621,075
Purchased power—affiliates	4,629,342
Operation and maintenance	175,382
Operation and maintenance—affiliates	17,401
Selling, general and administrative	153,792
Selling, general and administrative—affiliates	49,568
Loss on sales of assets	4,329
Depreciation and amortization	48,656

Total operating expense	5,699,545

Operating Income	298,099

Other Income (Expense):
Other, net	275
Interest expense	(19,196)
Interest income	300
Interest income, net—affiliates	102,244

Total other income	83,623

Income Before Income Taxes	381,722
Income tax expense	148,824

Net Income	$232,898

See Notes to the Consolidated Financial Statements

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

2005
(thousands of dollars)

Cash Flows from Operating Activities:
Net income	$232,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,656
Deferred income taxes	(6,203)
Federal income tax contributions from Reliant Energy, Inc., net	136,564
Loss on sale of assets	4,329
Changes in other assets and liabilities:
Accounts and notes receivable and unbilled revenue, net	(201,964)
Accounts receivable/payable—affiliates	122,966
Net derivative assets and liabilities	350
Accounts payable	14,123
Other current assets	2,564
Other current liabilities	5,384
Other assets	654
Retail customer deposits	163
State income taxes payable	4,244
Other taxes payable	5,327
Accrual for transmission and distribution charges	317
Other liabilities	2,707

Net cash provided by operating activities	373,079

Cash Flows from Investing Activities:
Capital expenditures	(9,239)
Proceeds from sale of assets, net	27,303

Net cash provided by investing activities	18,064

Cash Flows from Financing Activities:
Increase in short-term borrowings, net	223,000
Changes in notes with Reliant Energy, Inc., net	(613,383)

Net cash used in financing activities	(390,383)
Net Change in Cash and Cash Equivalents	760
Cash and Cash Equivalents at Beginning of Period	7,962

Cash and Cash Equivalents at End of Period	$8,722

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid to affiliate	$6,920
Interest paid (net of amounts capitalized) to third party	19,355
Income taxes paid (net of income tax refunds received)	14,096
Non-cash Disclosure:
Contributions from Reliant Energy, Inc., net	133,564
Transfer of Reliant Energy Electric Solutions, LLC to Reliant Energy, Inc.	(273,476)

See Notes to the Consolidated Financial Statements

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME

	Other	Accumulated Other	Total
	Member’s	Comprehensive	Member’s	Comprehensive
	Equity	Income (Loss)	Equity	Income
	(thousands of dollars)

Balance at December 31, 2004	$1,503,710	$(2)	$1,503,708
Net income	232,898		232,898	$232,898
Contributions from member	133,564		133,564
Transfer of Reliant Energy Electric Solutions, LLC to Reliant Energy, Inc.	(273,478)	2	(273,476)

Comprehensive income				$232,898

Balance at December 31, 2005	$1,596,694	$—	$1,596,694

See Notes to the Consolidated Financial Statements

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Changes in Estimates.  The revenues and the related energy supply costs include estimates of customer usage after consideration of initial usage information provided by the independent system operators and the distribution companies. RERH revises these estimates and records any changes in the period as information becomes available (collectively referred to as “market usage adjustments”). During 2005, RERH recognized in gross margin (revenues less purchased power) $13 million of expense related to market usage adjustments.

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

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Purpose for Holding or	Transactions that	Transactions that
Instrument	Issuing Instrument(1)	Physically Flow	Financially Settle(2)

Power futures, forward, swap and option contracts	Power sales to end-use retail customers Supply management revenues Power purchases	Revenues Revenues Purchased power	N/A Purchased power Purchased power

Natural gas and fuel futures, forward, swap and option contracts	Natural gas and fuel purchases/sales	N/A	Purchased power

(1)	The purpose for holding or issuing is not impacted by the accounting method elected for each instrument.

(2)	Includes classification for mark-to-market derivatives and amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges.

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

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2005, RERH incurred $2 million in severance costs (included in both operation and maintenance and selling, general and administrative expenses), which were substantially paid in each applicable period.

(h)	Property, Plant and Equipment and Depreciation Expense.

RERH computes depreciation using the straight-line method based on estimated useful lives. Depreciation expense was $48 million during 2005.

RERH periodically evaluates property, plant and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. RERH recorded no material property, plant and equipment impairments during 2005.

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

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Using the Black-Scholes model for determining fair values, RERH’s pro forma results are:

2005
(in millions)

Net income, as reported	$233
Add: Stock-based compensation expense included in reported net income, net of tax	—
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(2)

Pro forma net income	$231

RERH uses the Black-Scholes option-pricing model with the following weighted average assumptions and resulting fair values.

		Reliant Energy
		Employee Stock
	Reliant Energy	Purchase Plan
	Stock Options	Rights
	2005	2005

Expected life in years	5	0.5
Estimated volatility(1)	45.75%	32.97%
Risk-free interest rate	4.18%	2.94%
Dividend yield	0%	0%
Weighted-average fair value	$5.72	$3.25

(1)	For options, RERH estimated volatility based on an equal weighting of historical and implied volatility of Reliant Energy’s common stock. For employee stock purchase plan rights, RERH estimated volatility based on the historical volatility of Reliant Energy’s common stock.

(k)	Income Taxes.

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

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Notes Receivable—Affiliate.  Reliant Energy manages RERH’s daily cash balances. Excess cash is advanced to Reliant Energy, which provides a cash management function, and is recorded in long-term notes receivable—affiliated company. As cash is required to fund operations, Reliant Energy funds RERH’s bank accounts. RERH records interest income or expense, based on whether RERH invested excess funds, or borrowed funds from Reliant Energy. The amount of net interest income is $102 million during 2005.

Support Services.  Reliant Energy provides RERH commercial support and other corporate support services. Effective January 2005, Reliant Energy began allocating certain support services costs to RERH based on RERH’s underlying planned operating expenses relative to the underlying planned operating expenses of other entities to which Reliant Energy provides similar services and also began charging RERH for certain services based on usage and based on number of employees. Management believes this method of allocation is reasonable. These allocations and charges were not necessarily indicative of what would have been incurred had RERH been an unaffiliated entity. Amounts charged and allocated to RERH for these services were $67 million during 2005 and are included in operation and maintenance—affiliates and selling, general and administrative expenses—affiliates. Included in these amounts are $6 million for 2005 for RERH’s share of allocated rent expense, which is included in selling, general and administrative expense—affiliates.

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

Reliant Energy Services and REES Energy Supply Services.  Prior to 2003, Reliant Energy Services primarily provided RERH with its energy supply services. During 2003, certain supply contracts were transferred from Reliant Energy Services to RERH’s subsidiary at the time, REES. As discussed in note 1, RERH transferred its interest in REES to Reliant Energy on January 1, 2005. During 2005, REES and Reliant Energy Services primarily provided the energy supply services to RERH. During 2005, the administrative costs for these services were included in the corporate support services allocations.

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

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Purchased power from REES was $4.6 billion during 2005. This amount was recorded as purchased power—affiliates.

Income Taxes.  During 2005, Reliant Energy made equity contributions to RERH for deemed distributions related to federal income taxes of $133 million. See note 7.

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

Prior to September 28, 2004, these transactions were accounted for as sales of receivables; as a result, the related receivables and debt were excluded from the consolidated balance sheet. Effective with the September 28, 2004 amendment to this facility, the qualified special purpose entity (QSPE) ceased to be a QSPE and RERH began consolidating its results of operations and the proceeds from receivables sold to the financial institutions were treated as a financing. As a result, accounts receivable and short-term borrowings of $350 million were included in the consolidated balance sheet as of the amendment date. The borrowings under the facility bear interest at floating rates that include fees based on the facility’s level of commitment and utilization. RERH services the receivables and received a fee of 0.4% of cash collected during 2005, which approximates the actual service costs. Reliant Energy also guarantees the performance obligations of the originators of the receivables and the servicing of the receivables.

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

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RERH applies the intrinsic value method of accounting for employee stock-based incentive plans. Awards to RERH employees under Reliant Energy’s stock-based incentive plans resulted in expense of $0 during 2005. See note 2(j) for pro forma information.

Time-Based Stock Options.  Reliant Energy grants time-based stock options to RERH’s employees at an exercise price equal to or greater than the fair market value of Reliant Energy’s stock on the grant date without cost to participants. Generally, options vest 33.33% per year and have a term of ten years.

Summarized time-based option activity is:

	2005
		Weighted Average
	Options	Exercise Price

Granted	—	$—
Outstanding at end of year	1,351,042	16.95
Exercisable at end of year	1,250,823	18.03

Time-Based Restricted Stock Awards.  Reliant Energy grants time-based restricted stock awards to RERH’s employees without cost to participants. In general, these awards vest, subject to the participant’s continued employment, three years from the grant date.

Summarized restricted stock award activity is:

2005

Granted	80,235
Outstanding at end of year	334,904
Weighted average grant date fair value	$12.63

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

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized performance-based stock award activity, including the Program and previous programs and assuming a 140% payout of the Program, is:

2005

Granted	—
Outstanding at end of year	179,200
Weighted average grant date fair value	N/A

Summarized performance-based option activity of the Program, assuming a 140% payout, is:

2005
Weighted Average
	Options	Exercise Price

Granted	—	$—
Outstanding at end of year	761,600	8.34
Exercisable at end of year	—	—

Employee Stock Purchase Plan.  Reliant Energy had 18 million shares of authorized common stock reserved and approved for issuance under the Reliant Energy, Inc. Employee Stock Purchase Plan (ESPP) as of December 31, 2005. Under the ESPP, substantially all regular RERH employees can purchase Reliant Energy common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for semiannual offering periods commencing on January 1 and July 1 of each year. The share price paid by an employee equals the lesser of 85% of the average market price on the first or last business day of each offering period. Individual ESPP participants are restricted from purchasing more than $25,000 of common stock in a calendar year.

During January 2006 and during 2005, Reliant Energy issued 72,809 shares and 201,049 shares to RERH’s employees under the ESPP, respectively.

(b)	Savings Plan.

RERH’s employees participate in Reliant Energy’s employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the plans, participating employees may contribute a portion of their compensation generally up to a maximum of 50% pre-tax and 16% after-tax during 2005. RERH’s savings plan benefit expense, including matching and discretionary contributions, was $5 million during 2005.

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Income Taxes

RERH’s income tax expense (benefit) is:

2005
(in millions)

Current:
Federal	$137
State	18

Total current	155

Deferred:
Federal	(10)
State	4

Total deferred	(6)

Income tax expense	$149

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

2005
(in millions)

Income before income taxes	$382
Federal statutory rate	35%

Income tax expense at statutory rate	134

Net addition (reduction) in taxes resulting from:
State income taxes, net of federal income taxes	14
Other, net	1
—
Total	15

Income tax expense	$149

Effective rate	39%

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

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Commitments

(a)	Lease Commitments.

Cash Obligations Under Operating Leases.  RERH’s projected cash obligations under non-cancelable long-term operating leases as of December 31, 2005 are (in millions):

2006	$4
2007	3
2008	2
2009	2
2010	2
2011 and thereafter	—

Total	$13

Operating Lease Expense.  Total lease expense for all operating leases was $9 million during 2005.

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

RELIANT ENERGY RETAIL HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with a credit-enhanced retail structure, effective December 1, 2006, RERH was contributed to RERH Holdings, LLC (a wholly-owned subsidiary of Reliant Energy, Inc. that was formed in July 2006) by Reliant Energy, Inc. However, there is no impact to the consolidated financial statements for RERH for 2005 due to this transfer of entities under common control.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Reliant Energy Northeast Generation, Inc., Sole Member of Reliant Energy Mid-Atlantic Power Holdings, LLC:

We have audited the accompanying consolidated balance sheets of Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries (the Company), as of December 31, 2007 and 2006, and the related consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in notes 8 and 7 to the consolidated financial statements, the Company changed its accounting for income tax uncertainties in 2007 and defined benefit pension and other postretirement plans in 2006, respectively.

KPMG LLP

Houston, Texas
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Reliant Energy Northeast Generation, Inc., Sole Member of Reliant Energy Mid-Atlantic Power Holdings, LLC
Houston, Texas

We have audited the accompanying consolidated statements of operations, member’s equity and comprehensive income, and cash flows of Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries (the “Company”) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2006

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2007	2006	2005
	(thousands of dollars)

Revenues:
Revenues	$(10,235)	$26,107	$42,906
Revenues—affiliates	696,856	539,701	587,336

Total	686,621	565,808	630,242
Expenses:
Cost of sales	244,695	239,686	230,391
Cost of sales—affiliates	9,930	15,329	20,465
Operation and maintenance	104,600	91,915	72,712
Operation and maintenance—affiliates	57,831	48,155	45,997
Facilities leases	59,848	59,848	59,848
General and administrative—affiliates	44,029	43,017	44,956
Gains on sales of assets and emission allowances, net	(1,969)	(71,323)	(109,798)
Depreciation and amortization	88,449	71,315	83,544

Total operating expense	607,413	497,942	448,115

Operating Income	79,208	67,866	182,127

Other Income (Expense):
Other, net	—	1	53
Interest expense	(1,230)	(1,095)	(1,418)
Interest expense—affiliates	(70,485)	(68,921)	(64,746)
Interest income	837	655	939

Total other expense	(70,878)	(69,360)	(65,172)

Income (Loss) Before Income Taxes	8,330	(1,494)	116,955
Income tax expense (benefit)	5,262	(9,842)	14,579

Income Before Cumulative Effect of Accounting Change	3,068	8,348	102,376
Cumulative effect of accounting change, net of tax	—	—	(225)

Net Income	$3,068	$8,348	$102,151

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(thousands of dollars)

ASSETS
Current Assets:
Cash and cash equivalents	$28,536	$17,274
Restricted cash	1,663	—
Accounts receivable	4,875	4,595
Receivables from affiliates, net	59,180	11,466
Inventory	81,382	80,689
Prepaid lease	59,030	59,030
Derivative assets	12,374	1,744
Accumulated deferred income taxes	11,319	9,751
Prepayments and other current assets	7,227	7,558

Total current assets	265,586	192,107

Property, Plant and Equipment, net	681,675	679,319

Other Assets:
Goodwill, net	3,635	3,635
Other intangibles, net	98,732	105,642
Accumulated deferred income taxes	48,968	68,378
Prepaid lease	270,133	264,328
Other	43,646	41,098

Total other assets	465,114	483,081

Total Assets	$1,412,375	$1,354,507

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$89	$83
Accounts payable, principally trade	28,543	16,142
Subordinated accounts payable to affiliates, net	193,897	160,308
Subordinated interest payable to affiliates, net	29,800	63,587
Derivative liabilities	37,614	22,695
Other	18,389	17,168

Total current liabilities	308,332	279,983

Other Liabilities:
Derivative liabilities	123,794	117,269
Benefit obligations	39,289	42,021
Other	19,597	18,459

Total other liabilities	182,680	177,749

Subordinated Note Payable to Affiliate	618,658	618,658

Long-term Debt	642	731

Commitments and Contingencies Member’s Equity:
Common stock; no par value (1,000 shares authorized, issued and outstanding)	—	—
Additional paid-in capital	284,672	284,672
Retained earnings	82,455	79,387
Accumulated other comprehensive loss	(65,064)	(86,673)

Total member’s equity	302,063	277,386

Total Liabilities and Member’s Equity	$1,412,375	$1,354,507

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006	2005
	(thousands of dollars)

Cash Flows from Operating Activities:
Net income	$3,068	$8,348	$102,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of accounting changes	—	—	225
Depreciation and amortization	88,449	71,315	83,544
Deferred income taxes	4,341	(14,112)	2,385
Non-cash federal income tax contributions from Reliant Energy, Inc., net	—	—	3,826
Net changes in energy derivatives	35,711	(5,422)	5,885
Gains on sales of assets and emission allowances, net	(1,969)	(71,323)	(109,798)
Other, net	(27)	(59)	(493)
Changes in other assets and liabilities:
Accounts receivable	(280)	(140)	1,321
Accounts receivable from affiliates, net	(47,624)	24,823	13,820
Inventory	(693)	291	(9,216)
Prepaid lease	(5,805)	(4,916)	(15,949)
Accounts payable	3,976	272	(857)
Other current assets	246	1,602	(8,536)
Other current liabilities	199	4,328	(1,773)
Other assets	337	(9,925)	(1,218)
Subordinated accounts payable to affiliates, net	42,531	30,393	(21,700)
Subordinated interest payable to affiliates, net	(33,787)	(41,172)	(186,822)
Income taxes payable/receivable	698	(17,051)	17,279
Other liabilities	3,029	(1,737)	9,160

Net cash provided by (used in) operating activities	92,400	(24,485)	(116,766)

Cash Flows from Investing Activities:
Capital expenditures	(33,172)	(14,360)	(7,785)
Proceeds from sales of assets, net	124	1,238	42,560
Proceeds from sales of emission allowances	628	1,141	8,519
Proceeds from sales of emission allowances—affiliates	3,744	73,140	99,903
Purchases of emission allowances—affiliates	(50,799)	(50,467)	(34,834)
Restricted cash	(1,663)	—	28,652

Net cash provided by (used in) investing activities	(81,138)	10,692	137,015

Cash Flows from Financing Activities:
Payments of long-term debt	—	—	(28,211)

Net cash used in financing activities	—	—	(28,211)

Net Change in Cash and Cash Equivalents	11,262	(13,793)	(7,962)
Cash and Cash Equivalents at Beginning of Period	17,274	31,067	39,029

Cash and Cash Equivalents at End of Period	$28,536	$17,274	$31,067

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid to affiliate (net of amounts capitalized)	$91,884	$107,364	$244,976
Interest paid to third parties	286	1,338	1,539
Income taxes paid (net of income tax refunds received)	221	21,322	(1,739)
Non-cash Disclosure:
Contributions from Reliant Energy, Inc., net	—	33,152	17,826

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated Other Comprehensive Income (Loss)
						Benefits		Total
					Deferred	Actuarial		Accumulated
			Additional	Retained	Derivative	Net	Benefits	Other	Total	Comprehensive
	Common Stock		Paid-In	Earnings	Gains	Gain	Net Prior	Comprehensive	Member’s	Income
	Shares	Amount	Capital	(Deficit)	(Losses)	(Loss)	Service Costs	Income (Loss)	Equity	(Loss)
	(thousands of dollars)

Balance, December 31, 2004	1,000	—	233,694	(31,112)	(55,583)	—	—	(55,583)	146,999
Net income				102,151					102,151	$102,151
Contributions from Reliant Energy, Inc., net			17,826						17,826
Deferred loss from cash flow hedges, net of tax of $91 million					(128,132)			(128,132)	(128,132)	(128,132)
Reclassification of net deferred loss from cash flow hedges, net of tax of $37 million					52,836			52,836	52,836	52,836

Comprehensive income										$26,855

Balance, December 31, 2005	1,000	$—	$251,520	$71,039	$(130,879)	$—	$—	$(130,879)	$191,680
Net income				8,348					8,348	$8,348
Contributions from Reliant Energy, Inc., net			33,152						33,152
Deferred loss from cash flow hedges, net of tax of $13 million					18,061			18,061	18,061	18,061
Reclassification of net deferred loss from cash flow hedges, net of tax of $22 million					31,743			31,743	31,743	31,743

Comprehensive income										$58,152

Adjustment to initially apply FASB Statement No. 158, net of tax of $2 million and $2 million						(2,861)	(2,737)	(5,598)	(5,598)

Balance, December 31, 2006	1,000	$—	$284,672	$79,387	$(81,075)	$(2,861)	$(2,737)	$(86,673)	$277,386
Net income				3,068					3,068	$3,068
Deferred gain from cash flow hedges, net of tax of $3 million					2,929			2,929	2,929	2,929
Reclassification of net deferred loss from cash flow hedges, net of tax of $9 million					12,802			12,802	12,802	12,802
Reclassification of net prior service costs into net loss, net of tax of $0							593	593	593	593
Reclassification of actuarial net loss into net loss, net of tax of $0						40		40	40	40
Deferred benefits, net of tax of $1 million and $2 million						2,851	2,394	5,245	5,245	5,245

Comprehensive income										$24,677

Balance, December 31, 2007	1,000	$—	$284,672	$82,455	$(65,344)	$30	$250	$(65,064)	$302,063

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

REMA owns or leases interests in 16 operating electric generation plants in Pennsylvania, New Jersey and Maryland with an annual average net generating capacity of approximately 3,644 megawatts (MW).

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

REMA’s critical accounting estimates include: (a) fair value of property, plant and equipment and derivative assets and liabilities and (b) deferred tax assets, valuation allowances and tax liabilities. Actual results could differ from the estimates.

REMA is subject to various risks inherent in doing business. See notes 2(c), 2(d), 2(e), 2(g), 2(h), 2(m), 2(n), 2(o), 4, 5, 6, 7, 8, 9 and 10.

(b)	Principles of Consolidation.

REMA LLC includes its accounts and those of its wholly-owned subsidiaries in its consolidated financial statements. REMA does not consolidate three power generating facilities (see note 9(a)), which are under operating leases.

(c)	Power Generation and Capacity Revenues.

REMA records gross revenues from the sale of electricity and other energy services under the accrual method. Electric power and other energy services are sold at market-based prices through existing power exchanges, related party affiliates or third party contracts. Energy sales and services that have been delivered but not billed by period-end are estimated. During 2007, 2006 and 2005, REMA recognized $(46) million, $4 million and $5 million in unrealized gains (losses) on energy derivatives included in revenues from third parties. See notes 2(d) and 5.

(d)	Derivatives and Hedging Activities.

REMA accounts for its derivatives instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (SFAS No. 133).

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For REMA’s risk management activities, it uses both derivative and non-derivative contracts that provide for settlement in cash or by delivery of a commodity. The primary types of derivative instruments REMA uses are forwards, futures, swaps and options. REMA accounts for its derivatives under one of three accounting methods (mark-to-market, accrual (under the normal purchase/normal sale exception to fair value) or cash flow hedge accounting) based on facts and circumstances. The fair values of derivative activities are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

A derivative is recognized at fair value in the balance sheet whether or not it is designated as a hedge, except for derivative contracts designated as normal purchase/normal sale exceptions, which are not in the consolidated balance sheet or results of operations prior to settlement resulting in accrual accounting treatment.

If certain conditions are met, a derivative instrument may be designated as a cash flow hedge. Derivatives designated as cash flow hedges must have a high correlation between price movements in the derivative and the hedged item. The changes in fair value of cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are, or have been, effective as hedges, until the forecasted transactions affect earnings. At the time the forecasted transactions affect earnings, REMA reclassifies the amounts in accumulated other comprehensive income (loss) into earnings. REMA records the ineffective portion of changes in fair value of cash flow hedges immediately into earnings. For all other derivatives, changes in fair value are recorded as unrealized gains or losses in its results of operations.

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

Realized gains and losses on derivatives contracts not held for trading purposes are reported either on a net or gross basis based on the relevant facts and circumstances. Hedging transactions that do not physically flow are included in the same caption as the items being hedged. A summary of REMA’s derivative activities and classification in its results of operations is:

	Purpose for Holding or	Transactions that	Transactions that
Instrument	Issuing Instrument(1)	Physically Flow/Settle	Financially Settle(2)

Power futures, forward, swap and option contracts	Power sales Power purchases	Revenues Cost of sales	Revenues Revenues
Natural gas and fuel futures, forward, swap and option contracts	Natural gas and fuel purchases	Cost of sales	Cost of sales

(1)	The purpose for holding or issuing is not impacted by the accounting method elected for each instrument.

(2)	Includes classification for mark-to-market derivatives and amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges.

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

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective September 1, 2006, REMA de-designated certain cash flow hedges of coal contracts and either began utilizing the mark-to-market method of accounting or elected the normal purchase/normal sale exception. During the first quarter of 2007, REMA de-designated its remaining cash flow hedges; therefore, REMA has no outstanding cash flow hedges as of December 31, 2007.

Set-off of Derivative Assets and Liabilities.  Where derivative instruments are subject to a master netting agreement and the accounting criteria to offset are met, REMA presents its derivative assets and liabilities on a net basis. Derivative assets/liabilities and accounts receivable/payable are presented and set-off separately in the consolidated balance sheets although in most cases contracts permit the set-off of derivative assets/liabilities and accounts receivable/payable with a given counterparty. However, REMA does not offset collateral (net margin deposits) related to these derivatives.

New Accounting Pronouncement Not Yet Adopted—Offsetting of Amounts.  The FASB issued FSP FIN 39-1, an amendment of FASB Interpretation No. 39 (FIN 39), which was applicable for REMA beginning January 1, 2008. This interpretation allows either (a) offsetting assets and liabilities for derivative instruments under a common master netting arrangement only if the fair value amounts recognized for any related cash collateral are also offset or (b) presenting these amounts gross.

Effective January 1, 2008, REMA plans to discontinue netting its derivative assets and liabilities and present them on a gross basis. Cash collateral amounts will remain presented on a gross basis. This change will significantly increase REMA’s derivative assets and liabilities retrospectively for all financial statements presented.

Effective January 1, 2008, REMA plans to discontinue netting its derivative assets and liabilities and present its derivative assets and liabilities on a gross basis. Cash collateral amounts will remain presented on a gross basis.

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

REMA’s credit exposure is based on its derivative assets and accounts receivable from counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties. REMA provides reserves for non-investment grade counterparties representing a significant portion of its credit exposure. As of December 31, 2007, one non-investment grade counterparty represented 100% ($10 million) of REMA’s credit exposure. As of December 31, 2006, REMA’s credit exposure to any individual counterparty was not significant.

(f)	General and Administrative Expenses—Affiliates.

General and administrative expenses from affiliates include, among other items, (a) selling and marketing, (b) bad debt expense, (c) financial services, (d) legal costs, (e) regulatory costs and (f) certain benefit costs. See note 3.

(g)	Property, Plant and Equipment and Depreciation Expense.

REMA computes depreciation using the straight-line method based on estimated useful lives. Depreciation expense was $33 million, $32 million and $33 million during 2007, 2006 and 2005, respectively.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Estimated Useful	December 31,
	Lives (Years)	2007	2006
		(in millions)

Electric generation facilities	20 - 30	$834	$823
Other	3 - 26	11	11
Land		26	26
Assets under construction		38	15

Total		909	875
Accumulated depreciation		(227)	(196)

Property, plant and equipment, net		$682	$679

REMA periodically evaluates property, plant and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. REMA recorded no material property, plant and equipment impairments during 2007, 2006 and 2005.

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

Other Intangibles.  REMA recognizes specifically identifiable intangible assets, including emission allowances, when specific rights and contracts are acquired. REMA has no intangible assets with indefinite lives recorded as of December 31, 2007 and 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31,
	2007	2006
	(in millions)

Materials and supplies, including spare parts	$48	$47
Coal	15	17
Heating oil	18	17

Total inventory	$81	$81

(m)	Environmental Costs.

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

REMA’s asset retirement obligations relate to future costs primarily associated with ash disposal site closures. REMA’s asset retirement obligations were $7 million as of December 31, 2007 and 2006. As of December 31, 2007 and 2006, REMA has $14 million and $12 million, respectively, (classified in other long-term assets) on deposit with the state of Pennsylvania to guarantee its obligation related to future closures of ash disposal sites. See note 10.

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

REMA incurred costs in connection with its sale-leaseback transactions in 2000 (see note 9(a)). These costs are deferred and amortized, using the straight-line method, over the life of the individual sale-leaseback transactions. REMA amortized $1 million to facilities lease expense during 2007, 2006 and 2005. As of December 31, 2007 and 2006, REMA had $18 million and $19 million, respectively, of net deferred lease costs classified in other long-term assets in its consolidated balance sheets.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q)	New Accounting Pronouncement Net Yet Adopted—Fair Value.

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is to be applied prospectively, except for aspects that do not apply to REMA. REMA adopted SFAS No. 157 on January 1, 2008. In connection with the adoption, (a) no cumulative effect of an account change will be recognized and (b) REMA expects to decrease its derivative liabilities and increase its income from continuing operations before income taxes relating to discounting these liabilities using its own credit ratings. For non-financial assets and liabilities, the adoption of SFAS No. 157 has been deferred until January 1, 2009.

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

The following details the amounts recorded as operation and maintenance—affiliates and general and administrative—affiliates:

	2007	2006	2005
	(in millions)

Allocated or charged by Reliant Energy	$96	$86	$86

Procurement and Marketing.  REMA has sales to and purchases from Reliant Energy related to commodity procurement and marketing services.

	2007	2006	2005
	(in millions)

Sales to Reliant Energy under various commodity agreements(1)	$697	$540	$587
Purchase from Reliant Energy under various commodity agreements(2)	8	13	18
Fees charged by Reliant Energy for these services and included in operation and maintenance—affiliates	5	5	5
Fees charged by Reliant Energy for these services and included in cost of sales—affiliates	2	2	2
Sales of emission allowances to Reliant Energy(3)	4	73	100
Gains on emission allowances sales to Reliant Energy(4)	1	70	92

(1)	Recorded in revenues—affiliates.

(2)	Recorded in cost of sales—affiliates.

(3)	Reflects price at which Reliant Energy sold the emission allowances to third parties.

(4)	Recorded in gains on sales of assets and emission allowances, net.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Long-term Note Payable to Affiliate.  REMA has a note payable to Reliant Energy. The note is due January 1, 2029 and accrues interest at a fixed rate of 9.4% per year. As of December 31, 2007 and 2006, REMA classified the related accrued interest as a current liability since REMA intends to pay the entire amount within the next 12 months from the respective dates. As of December 31, 2007 and 2006, REMA had $619 million outstanding under the note. Payments under this indebtedness are subordinated to certain obligations, including the lease obligations, pursuant to the lease documents.

Working Capital Note.  REMA has a revolving note payable to Reliant Energy under which REMA may borrow, and Reliant Energy is committed to lend, up to $30 million for working capital needs. Borrowings under the note will be unsecured and will rank equal in priority with REMA’s lease obligations. REMA may replace this note with a working capital facility from an unaffiliated lender if then permitted under Reliant Energy’s debt agreements. As of December 31, 2007 and 2006, there were no borrowings outstanding under the note.

Subordinated Working Capital Facility.  REMA has an irrevocably committed subordinated working capital facility with Reliant Energy. REMA may borrow under this facility to pay operating expenditures, senior indebtedness and rent, but excluding capital expenditures and subordinated obligations. In addition, Reliant Energy must make advances to REMA and REMA must obtain such advances under such facility up to the maximum available commitment under such facility from time to time if REMA’s pro forma fixed charge coverage ratio does not equal or exceed 1.1 to 1.0, measured at the time rent under the leases is due. Subject to the maximum available commitment, drawings will be made in amounts necessary to permit REMA to achieve a pro forma fixed charge coverage ratio of at least 1.1 to 1.0. The amount available under the subordinated working capital facility was $120 million through January 1, 2007. Thereafter, the available amount decreased by $24 million on January 2, 2007 and decreases by $24 million each subsequent year through its expiration in 2011. As of December 31, 2007 and 2006, there were no borrowings outstanding under this facility.

Letters of Credit.  Reliant Energy has posted letters of credit on behalf of REMA related to its lease obligations. See notes 6 and 9(a).

Income Taxes. See discussion in note 2(i) regarding REMA’s policy with regards to income taxes.

	2007	2006	2005
	(in millions)

Non-cash federal income tax contributions from (distributions to) Reliant Energy, Inc., net	$—	$33	$18

(4)	Intangible Assets

(a)	Goodwill.

As of December 31, 2007 and 2006, REMA had no goodwill that is deductible for United States income tax purposes in future periods.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Other Intangibles.

	Remaining		December 31,
	Weighted Average		2007		2006
	Amortization		Carrying	Accumulated	Carrying	Accumulated
	Period (Years)		Amount	Amortization	Amount	Amortization
				(in millions)

SO2 emission allowances(1)(2)	—	(1)	$252	$(187)	$204	$(138)
NOx emission allowances(1)(3)	—	(1)	90	(56)	89	(49)

Total			$342	$(243)	$293	$(187)

(1)	SO2 is sulfur dioxide and NOx is nitrogen oxides. Amortized to amortization expense on a units-of-production basis. As of December 31, 2007, REMA has recorded (a) SO2 emission allowances through the 2030 vintage year (most of which relate to 2011 and beyond) and (b) NOx emission allowances through the 2030 vintage year (most of which relate to 2009 and beyond).

(2)	During 2007, 2006 and 2005, we purchased $48 million, $29 million and $35 million, respectively, of SO2 emission allowances from affiliates.

(3)	During 2007, 2006 and 2005, we purchased $3 million, $2 million and $0, respectively, of NOx emission allowances from affiliates.

Amortization expense consists of:

	2007	2006	2005
	(in millions)

Emission allowances	$56	$39	$51

Total	$56	$39	$51

Estimated amortization expense based on REMA’s intangibles as of December 31, 2007 for the next five years is (in millions):

2008	$	—(1)
2009		2(1)
2010		4(1)
2011		5(1)
2012		5(1)

(1)	These amounts do not include estimated amortization expense of emission allowances, which have not been purchased as of December 31, 2007.

(5)	Derivatives and Hedging Activities

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

During 2007, 2006 and 2005, there was $2 million gain, an insignificant amount and $1 million gain, respectively, of hedge ineffectiveness recognized from derivatives that were designated and qualified as cash flow hedges. In addition, no component of the derivatives’ gain or loss was excluded from the assessment of effectiveness for these periods. If it becomes probable that an anticipated transaction will not occur, REMA realizes in net income (loss) the deferred gains and losses recognized in accumulated other comprehensive loss. During 2007, 2006 and 2005, there were no amounts recognized in the results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the maximum length of time REMA was hedging its exposure to the variability in future cash flows that may result from changes in commodity prices was six years. During the first quarter of 2007, REMA de-designated its remaining cash flow hedges; therefore, REMA has no outstanding cash flow hedges as of December 31, 2007.

Amounts included in accumulated other comprehensive loss:

	December 31, 2007
		Expected to be
		Reclassified into
		Results of Operations
	At the End of the Period	in Next 12 Months(1)
	(in millions)

Designated cash flow hedges	$—	$—
De-designated cash flow hedges	(65)	(17)

	$(65)	$(17)

(6)	Debt

REMA is obligated to provide credit support for its lease obligations (see note 9(a)) in the form of letters of credit and/or cash equal to an amount representing the greater of (a) the next six months’ scheduled rental payments under the related lease or (b) 50% of the scheduled rental payments due in the next 12 months under the related lease. Previously, REMA had term loans that were used to partially fulfill REMA’s requirement to provide credit support for its obligations under these leases. During 2005, the term loans were paid in full and replacement credit support was provided in the form of letters of credit issued under Reliant Energy’s credit facilities. The term loans bore interest at LIBOR plus 3%. The term loans were non-recourse to Reliant Energy. As of December 31, 2007 and 2006, the amount of credit support was $33 million and $32 million, receptively.

See note 3 for debt transactions with affiliates.

(7)	Benefit Plans

(a)	Pension and Postretirement Benefits.

Benefit Plans.  REMA sponsors a defined benefit pension plan and provides subsidized postretirement benefits to some bargaining employees but generally does not provide them to non-bargaining employees.

Effective December 31, 2006, REMA adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires recognition of the funded status of plans, measured as of year end. REMA already uses the required measurement date. The adoption did not have a material effect on any individual line item of REMA’s consolidated balance sheet as of December 31, 2006. As of December 31, 2007, $0.1 million and $0.4 million of net actuarial loss and net prior service costs, respectively, in accumulated other comprehensive loss are expected to be recognized in net periodic benefit cost during the next 12 months.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefit obligations and funded status are:

	Pension		Postretirement Benefits
	2007	2006	2007	2006
		(in millions)

Change in Benefit Obligation
Beginning of year	$25	$27	$32	$39
Transfer to affiliate	—	(5)	—	(8)
Service cost	3	3	1	1
Interest cost	1	1	2	2
Benefits paid	(1)	—	—	—
Actuarial gain	(2)	(1)	(3)	(2)

End of year	$26	$25	$32	$32

Change in Plan Assets
Beginning of year	$17	$18	$—	$—
Transfer to affiliate	—	(3)	—	—
Employer contributions	3	1	—	—
Actual investment return	—	1	—	—

End of year	$20	$17	$—	$—

Funded status	$(6)	$(8)	$(32)	$(32)

Amounts recognized in the consolidated balance sheets are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2007	2006	2007	2006
		(in millions)

Current liabilities	$—	$—	$(1)	$—
Noncurrent liabilities	(6)	(8)	(31)	(32)

Net amount recognized	$(6)	$(8)	$(32)	$(32)

The accumulated benefit obligation for the pension plan was $23 million and $22 million as of December 31, 2007 and 2006, respectively. The pension plan has an accumulated benefit obligation in excess of plan assets.

Net benefit costs are:

	Pension			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
			(in millions)

Service cost	$3	$3	$4	$1	$1	$2
Interest cost	1	1	1	1	2	3
Expected return on plan assets	(1)	(1)	(1)	—	—	—
Net amortization	—	—	—	1	1	2

Net benefit cost	$3	$3	$4	$3	$4	$7

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions.  The significant weighted average assumptions used to determine the benefit obligations are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2007	2006	2007	2006

Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.0%	3.0%	N/A	N/A

The significant weighted average assumptions used to determine the net benefit costs are:

	Pension			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.0%	3.0%	3.0%	N/A	N/A	N/A
Expected long-term rate of return on assets	7.5%	7.5%	7.5%	N/A	N/A	N/A

As of December 31, 2007 and 2006, REMA developed its expected long-term rate of return on pension plan assets based on third party models. These models consider expected inflation, current dividend yields, expected corporate earnings growth and risk premiums based on the expected volatility of each asset category. REMA weights the expected long-term rates of return for each asset category to determine its overall expected long-term rate of return on pension plan assets. In addition, REMA reviews peer data and historical returns.

REMA’s assumed health care cost trend rates used to measure the expected cost of benefits covered by its postretirement plan are:

	2007	2006	2005

Health care cost trend rate assumed for next year	8.3%	9.0%	9.0%
Rate to which the cost trend rate is assumed to gradually decline (ultimate trend rate)	5.5%	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2015	2015	2011

Assumed health care cost trend rates can have a significant effect on the amounts reported for REMA’s health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2007:

	One-Percentage Point
	Increase	Decrease
	(in millions)

Effect on service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	4	(3)

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets.  REMA’s pension weighted average asset allocations and target allocation by asset category are:

	Percentage of Plan Assets		Target
	as of December 31,		Allocation
	2007	2006	2008

Domestic equity securities	49%	50%	50%
International equity securities	10	11	10
Global equity securities	10	11	10
Debt securities	31	28	30

Total	100%	100%	100%

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

Cash Obligations.  REMA expects pension cash contributions to approximate $1 million during 2008. Expected benefit payments for the next ten years, which reflect future service as appropriate, are:

		Postretirement
	Pension	Benefits
	(in millions)

2008	$1	$1
2009	1	1
2010	1	1
2011	1	2
2012	1	2
2013-2017	10	15

(b)	Savings Plan.

REMA’s employees participate in Reliant Energy’s employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code. REMA’s savings plan benefit expense, including matching and discretionary contributions, was $3 million, $2 million and $2 million during 2007, 2006 and 2005, respectively.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Other Employee Matters.

As of December 31, 2007, approximately 73% of REMA’s employees are subject to collective bargaining arrangements. REMA’s collective bargaining arrangements expire at various intervals beginning in 2010.

(8)	Income Taxes

(a)	Summary.

REMA’s income tax expense (benefit) is:

	2007	2006	2005
	(in millions)

Current:
Federal	$—	$—	$3
State	1	4	9

Total current	1	4	12

Deferred:
Federal	1	7	6
State	3	(21)	(3)

Total deferred	4	(14)	3

Income tax expense (benefit)	$5	$(10)	$15

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	2007	2006		2005

Federal statutory rate	35%	(35)%		35%

Additions (reductions) resulting from:
State income taxes, net of federal income taxes	29	(555	)(1)	3
Federal valuation allowance	—	—		(25)
Other, net	(1)	(69)		(1)

Effective rate	63%	(659)%		12%

(1)	Of this percentage, $9 million (592%) relates to Pennsylvania state law changes, which effectively decreased REMA’s limitations to use net operating losses in that state.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006
	(in millions)

Deferred tax assets:
Current:
Derivative liabilities, net	$10	$9
Employee benefits	—	1

Total current deferred tax assets	10	10

Non-current:
Employee benefits	19	16
Net operating loss carryforwards	59	84
Environmental reserves	6	3
Derivative liabilities, net	50	49
Other	18	11

Total non-current deferred tax assets	152	163

Total deferred tax assets	$162	$173

Deferred tax liabilities:
Non-current:
Depreciation and amortization	$106	$99

Total non-current deferred tax liabilities	106	99

Total deferred tax liabilities	$106	$99

Accumulated deferred income taxes, net	$56	$74

(b)	Tax Attribute Carryovers.

		Statutory
	December 31,	Carryforward	Expiration
	2007	Period	Year(s)
	(in millions)	(in years)

Net Operating Loss Carryforwards:
Federal	$128	20	2026 through 2027
State	257	5 to 20	2011 through 2027

(c)	Valuation Allowances.

REMA assesses its future ability to use federal and state net operating loss carryforwards and other deferred tax assets using the more-likely-than-not criteria. These assessments include an evaluation of REMA’s recent history of earnings and losses, future reversals of temporary differences and identification of other sources of future taxable income, including the identification of tax planning strategies in certain situations.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

REMA’s valuation allowances for deferred tax assets are:

	Federal	State
	(in millions)

As of January 1, 2005	$30	$5
Changes in valuation allowance	(30)	(2)

As of December 31, 2005	—	3
Changes in valuation allowance	—	(3)

As of December 31, 2006 and 2007	$—	$—

(d)	Adoption of FIN 48 and Tax Uncertainties.

Effective January 1, 2007, REMA adopted Financial Accounting Standards and Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). This interpretation addresses whether (and when) tax benefits claimed in Reliant Energy’s federal and REMA’s state tax returns should be recorded in the financial statements. Pursuant to FIN 48, REMA may only recognize the tax benefit for financial reporting purposes from an uncertain tax position when it is more-likely-than-not that, based on the technical merits, the position will be sustained by taxing authorities or courts. The recognized tax benefits are measured as the largest benefit having a greater than fifty percent likelihood of being realized upon settlement with a taxing authority. FIN 48 also provides guidance for derecognition, classification, interest and penalties, disclosures, transition rules and related matters. REMA classifies accrued interest and penalties related to uncertain income tax positions in income tax expense/benefit. Adoption of FIN 48 had no impact on REMA’s consolidated financial statements.

As of January 1, 2007 and December 31, 2007, REMA had no amounts accrued for unrecognized tax benefits, interest or penalties. During 2007, 2006 and 2005, REMA recognized $0 of income tax expense (benefit) due to changes in interest and penalties for federal and state income taxes.

REMA has the following years that remain subject to examination or are currently under audit for its major tax jurisdictions:

	Subject to	Currently Under
	Examination	Audit

Federal	1997 to 2007	1997 to 2005
New Jersey	2004 to 2007	None
Pennsylvania	2004 to 2007	None

REMA, through Reliant Energy, expects to continue discussions with taxing authorities regarding tax positions related to the following, and believe it is reasonably possible some of these matters could be resolved during 2008; however, it cannot estimate the range of changes that might occur:

•	the timing of tax deductions could be changed as a result of negotiations with respect to depreciation, emission allowances and certain employee benefits.

(9)	Commitments

(a)	Lease Commitments.

REMA entered into sale-leaseback transactions, under operating leases that are non-recourse to Reliant Energy. REMA leases 16.45% and 16.67% interests in the Conemaugh and Keystone facilities, respectively. The leases expire in 2034 and REMA expects to make payments through 2029. REMA also leases a 100% interest in the Shawville facility. This lease expires in 2026 and REMA expects to make payments through

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that date. At the expiration of these leases, there are several renewal options related to fair market value. REMA LLC’s subsidiaries guarantee the lease obligations and REMA LLC has pledged the equity interests in these subsidiaries as collateral. Reliant Energy also provides credit support for these lease obligations in the form of letters of credit. See note 6. During 2007, 2006 and 2005, REMA made lease payments under these leases of $65 million, $64 million and $75 million, respectively. As of December 31, 2007 and 2006, REMA has recorded a prepaid lease of $59 million in current assets and $270 million and $264 million, respectively, in long-term assets. REMA operates the Conemaugh and Keystone facilities under agreements that could terminate annually with one year’s notice and received fees of $10 million, $9 million and $9 million during 2007, 2006 and 2005, respectively. These fees, which are recorded in operation and maintenance expense, are primarily to cover REMA’s administrative support costs of providing these services.

REMA’s ability to pay dividends or pay subordinated obligations is restricted by conditions within the lease documents. As of December 31, 2007, REMA was not limited by these restrictions.

Cash Obligations Under Operating Leases.  REMA’s projected cash obligations under non-cancelable long-term operating leases as of December 31, 2007 are (in thousands):

2008	$62
2009	63
2010	52
2011	63
2012	56
2013 and thereafter	763

Total	$1,059

Operating Lease Expense.  Operating lease expense, including the amortization of deferred lease costs, was $60 million during 2007, 2006 and 2005.

(b)	Guarantees and Indemnifications.

Equity Pledged as Collateral for Reliant Energy.  REMA LLC’s equity is pledged as collateral under certain of Reliant Energy’s credit and debt agreements, which have an outstanding balance of $1.2 billion as of December 31, 2007.

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

REMA is unable to estimate its maximum potential exposure under these agreements until an event triggering payment occurs. REMA does not expect to make any material payments under these agreements.

(c)	Other Commitments.

Property, Plant and Equipment Commitments.  As of December 31, 2007, REMA has contractual commitments to spend approximately $88 million on plant and equipment relating primarily to SO2 emissions reductions.

Fuel Supply Commitments.  REMA is a party to fuel supply contracts of various quantities and durations that are not classified as derivative assets and liabilities. These contracts are not included in the consolidated

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet as of December 31, 2007. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2007 (in millions):

2008	$88
2009	68
2010	45
2011	30
2012	31
2013 and thereafter	187

Total	$449	(1)

(1)	Of this amount, $127 million relates to contracts with variable pricing components for which the prices were determined based on assumptions on escalations per the contractual terms.

As of December 31, 2007, the maximum remaining term under any individual fuel supply contract is 13 years.

(10)	Contingencies

REMA is involved in a number of legal, environmental and other matters before courts and governmental agencies, some of which may involve substantial amounts. Unless otherwise noted, REMA cannot predict the outcome of these matters.

New Source Review Matters.  The United States Environmental Protection Agency (EPA) and various states are investigating compliance of coal-fueled electric generating stations with the pre-construction permitting requirements of the Clean Air Act known as “New Source Review.” In 2000 and 2001, REMA responded to the EPA’s information requests related to five of its stations, and in December 2007, REMA received supplemental requests for two of those stations. The EPA has agreed to share information relating to its investigations with state environmental agencies.

In December 2007, the New Jersey Department of Environmental Protection (NJDEP) filed suit against REMA in the United States District Court in Pennsylvania, alleging that New Source Review violations occurred at one of REMA’s power plants located in Pennsylvania. The suit seeks installation of “best available” control technologies for each pollutant, to enjoin REMA from operating the plant if it is not in compliance with the Clean Air Act and civil penalties. The allegations are based on projects occurring prior to REMA’s ownership of the facility and the suit names three past owners of the plant as defendants. REMA believes it is indemnified by or has the right to seek indemnification from the prior owners for losses and expenses that it may incur.

REMA is unable to predict the ultimate outcome of the EPA’s investigation or the NJDEP’s suit, but a final finding that REMA violated the New Source Review requirements could result in significant capital expenditures associated with the implementation of emissions reductions on an accelerated basis and possible penalties.

Ash Disposal Site Closures.  REMA is responsible for environmental costs related to the future closures of five ash disposal sites. REMA recorded the estimated discounted costs associated with these environmental liabilities as part of its asset retirement obligations. See note 2(n).

Remediation Obligations.  REMA is responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey. REMA recorded the estimated liability for the remediation costs of $8 million and $7 million as of December 31, 2007 and 2006, respectively.

Conemaugh Actions.  In April 2007, the PADEP filed suit against Reliant Energy in the Court of Common Pleas of Indiana County, Pennsylvania. In addition, in April 2007, PennEnvironment and the Sierra Club filed a citizens’ suit against Reliant Energy in the United States District Court, Western District of Pennsylvania. Each suit alleges that the Conemaugh plant is in violation of its water discharge permit and related state and federal laws and seeks civil penalties, remediation and/or to enjoin violations. The Conemaugh plant is jointly leased by REMA and seven other companies and is governed by a consent order agreement with the PADEP. Reliant Energy is confident that the Conemaugh plant has operated and will continue to operate in material compliance with the consent order agreement, its water discharge permit and related state and federal laws. However, if PADEP or PennEnvironment and the Sierra Club are successful, REMA could incur significant capital expenditures associated with the implementation of discharge reductions on an accelerated basis and possible penalties.

(11)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable and payable and derivative assets and liabilities approximate their carrying amounts.

(12)	Sales of Assets and Emission Allowances

REMA included the following in its results of operations through the date of sale.

Emission Allowances.  REMA sold emission allowances during 2007, 2006 and 2005 for gains of $2 million, $71 million and $97 million, respectively.

Hydropower Plants.  Two hydropower plants sold for $42 million in April 2005 for a gain of $12 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Orion Power Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Orion Power Holdings, Inc. and subsidiaries (the Company), as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Power Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in notes 8 and 7 to the consolidated financial statements, the Company changed its accounting for income tax uncertainties in 2007 and defined benefit pension and other postretirement plans in 2006, respectively.

KPMG LLP

Houston, Texas
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Orion Power Holdings, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated statements of operations, stockholder’s equity and comprehensive loss, and cash flows of Orion Power Holdings, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Orion Power Holdings, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2006

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2007	2006	2005
	(thousands of dollars)

Revenues:
Revenues	$22,317	$22,861	$91,919
Revenues—affiliates	542,568	474,851	548,533

Total	564,885	497,712	640,452
Expenses:
Cost of sales	227,240	222,358	186,912
Cost of sales—affiliates	(5,521)	2,427	68,272
Operation and maintenance	161,713	143,786	115,924
Operation and maintenance—affiliates	37,696	35,924	43,500
Taxes other than income taxes	11,570	13,089	3,709
General and administrative—primarily affiliates	27,685	27,980	40,493
Gains on sales of assets and emission allowances, net—primarily affiliates	(7,480)	(66,964)	(58,189)
Depreciation and amortization	137,602	100,107	126,416

Total operating expenses	590,505	478,707	527,037

Operating Income (Loss)	(25,620)	19,005	113,415

Other Income (Expense):
Other, net	—	—	42
Interest expense	(34,314)	(38,472)	(39,949)
Interest expense—affiliates	(9,293)	(1,351)	(908)
Interest income—primarily affiliates	8,452	8,956	382

Total other expense	(35,155)	(30,867)	(40,433)

Income (Loss) from Continuing Operations Before Income Taxes	(60,775)	(11,862)	72,982
Income tax expense (benefit)	(25,737)	(31,135)	24,385

Income (Loss) from Continuing Operations	(35,038)	19,273	48,597
Income (loss) from discontinued operations	7,124	5,375	(86,096)

Income (Loss) Before Cumulative Effect of Accounting Changes	(27,914)	24,648	(37,499)
Cumulative effect of accounting change, net of tax	—	—	(198)

Net Income (Loss)	$(27,914)	$24,648	$(37,697)

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(thousands of dollars, except per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$259	$81
Accounts receivable, principally customer, net of allowance of $0	102	1,664
Receivables from affiliates, net	19,968	33,046
State income taxes receivable	45,763	10,084
Inventory	57,233	50,289
Derivative assets	—	5,086
Accumulated deferred income taxes	6,713	7,359
Collateral posted under agreement with Reliant Energy, Inc.	2,000	3,278
Prepayments and other current assets	1,843	1,304
Current assets of discontinued operations	2,132	2,460

Total current assets	136,013	114,651

Property, Plant and Equipment, net	1,619,651	1,587,885

Other Assets:
Goodwill, net	173,570	175,520
Other intangibles, net	165,509	183,163
Long-term note receivable from Reliant Energy, Inc.	67,200	92,200
Long-term collateral posted under agreement with Reliant Energy, Inc.	14,392	12,326
Other	9,383	59,615

Total other assets	430,054	522,824

Total Assets	$2,185,718	$2,225,360

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$11,409	$10,505
Accounts payable, principally trade	36,278	29,594
Accrued interest payable	7,999	7,996
Other taxes payable	12,496	10,910
Other	17,530	9,335
Current liabilities of discontinued operations	—	3,286

Total current liabilities	85,712	71,626

Other Liabilities:
Accumulated deferred income taxes	165,709	178,042
Benefit obligations	46,726	58,100
Taxes payable to Reliant Energy, Inc.	66,294	84,310
Long-term liabilities of discontinued operations	3,542	—
Other	10,602	11,043

Total other liabilities	292,873	331,495

Revolving Credit Facility with Reliant Energy, Inc.	37,299	12,683

Long-term Debt	416,934	428,343

Commitments and Contingencies
Stockholder’s Equity:
Common stock; par value $1.00 per share (1,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	2,211,138	2,211,139
Accumulated deficit	(851,607)	(823,693)
Accumulated other comprehensive loss	(6,632)	(6,234)

Total stockholder’s equity	1,352,900	1,381,213

Total Liabilities and Stockholder’s Equity	$2,185,718	$2,225,360

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006	2005
	(thousands of dollars)

Cash Flows from Operating Activities:
Net income (loss)	$(27,914)	$24,648	$(37,697)
(Income) loss from discontinued operations	(7,124)	(5,375)	86,096

Net income (loss) from continuing operations and cumulative effect of accounting changes	(35,038)	19,273	48,399
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	—	198
Depreciation and amortization	137,602	100,107	126,416
Deferred income taxes	(21,422)	(27,474)	44,581
Non-cash equity contribution of operation and maintenance and general and administrative costs from Reliant Energy, Inc., net	—	—	56,890
Net changes in energy derivatives	1,108	(1,108)	4,846
Net amortization of contractual rights and obligations	(302)	(2,218)	(8,177)
Amortization of revaluation of acquired debt	(10,505)	(9,721)	(8,921)
Gains on sales of assets and emission allowances, net—primarily affiliates	(7,480)	(66,964)	(58,189)
Non-cash federal income tax distributions to Reliant Energy, Inc., net	—	—	(26,361)
Other, net	366	(658)	2,003
Changes in other assets and liabilities:
Accounts receivable, net	1,562	2,415	48,996
Inventory	(7,384)	3,414	(1,853)
Other current assets	(539)	2,173	(2,603)
Other assets	4,867	10,036	422
Accounts payable	(27)	5,163	1,644
Payable to/receivable from affiliates, net	(14,840)	7,188	(52,412)
Collateral posted under agreement with Reliant Energy, Inc.	(788)	(15,604)	—
Income taxes payable/receivable	22,938	13,510	1,768
Accrued interest	3	(4)	—
Long-term taxes payable to Reliant Energy, Inc. and related accrued interest	(18,015)	—	—
Other current liabilities	184	1,735	(9,881)
Other liabilities	(3,680)	3,726	(5,014)

Net cash provided by continuing operations from operating activities	48,610	44,989	162,752
Net cash provided by (used in) discontinued operations from operating activities	6,726	(49,689)	171,800

Net cash provided by (used in) operating activities	55,336	(4,700)	334,552

Cash Flows from Investing Activities:
Capital expenditures	(109,212)	(45,566)	(16,334)
Proceeds from sales of assets, net	259	—	2,372
Proceeds from sales of emission allowances	624	1,134	8,554
Proceeds from sales of emission allowances—affiliates	12,678	69,320	56,519
Purchases of emission allowances—affiliates	(9,643)	—	(1,998)

Net cash provided by (used in) continuing operations from investing activities	(105,294)	24,888	49,113
Net cash provided by discontinued operations from investing activities	520	967,566	79,101

Net cash provided by (used in) investing activities	(104,774)	992,454	128,214

Cash Flows from Financing Activities:
Distributions to Reliant Energy, Inc.	—	(209,400)	(340,000)
Changes in revolving credit facility with Reliant Energy, Inc., net	24,616	12,683	(7,300)
(Loan to) repayments from Reliant Energy, Inc.	25,000	(92,200)	—
Payments of long-term debt	—	(191)	—

Net cash provided by (used in) continuing operations from financing activities	49,616	(289,108)	(347,300)
Net cash used in discontinued operations from financing activities	—	(712,317)	(110,183)

Net cash provided by (used in) financing activities	49,616	(1,001,425)	(457,483)

Net Change in Cash and Cash Equivalents	178	(13,671)	5,283
Cash and Cash Equivalents at Beginning of Period	81	13,752	8,469

Cash and Cash Equivalents at End of Period	$259	$81	$13,752

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) to third parties for continuing operations	44,756	$48,360	$48,686
Income taxes paid (net of income tax refunds received) for continuing operations	(2,858)	(17,022)	3,917
Non-cash Disclosure:
Contributions from (distributions to) Reliant Energy, Inc., net for continuing operations	—	(39,543)	(51,471)
Contributions from Reliant Energy, Inc., net for discontinued operations	—	—	30,468

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated Other Comprehensive Income (Loss)
										Discontinued
						Benefits	Benefits		Total	Operations
					Deferred	Actuarial	Net	Additional	Accumulated	Accumulated
			Additional		Derivative	Net	Prior	Minimum	Other	Other	Total
	Common Stock		Paid-In	Accumulated	Gains	Gain	Service	Benefits	Comprehensive	Comprehensive	Stockholder’s	Comprehensive
	Shares	Amount	Capital	Deficit	(Losses)	(Loss)	Costs	Liability	Income (Loss)	Loss	Equity	Income (Loss)
	(thousands of dollars)

Balance, December 31, 2004	1,000	$1	$2,821,552	$(810,644)	$45,047	$—	$—	$(147)	$44,900	$(3,738)	$2,052,071
Net loss				(37,697)							(37,697)	$(37,697)
Distributions to Reliant Energy, Inc., net			(361,001)								(361,001)
Deferred gain from cash flow hedges, net of tax of $3 million					4,925				4,925		4,925	4,925
Reclassification of net deferred (gain) loss from cash flow hedges, net of tax of $22 million and $2 million					(31,125)				(31,125)	3,403	(27,722)	(31,125)
Other comprehensive income from discontinued operations												3,403

Comprehensive loss												$(60,494)

Balance, December 31, 2005	1,000	1	2,460,551	(848,341)	18,847	—	—	(147)	18,700	(335)	1,630,576
Net income				24,648							24,648	$24,648
Distributions to Reliant Energy, Inc., net			(249,412)								(249,412)
Changes in minimum pension liability, net of tax of $1 million								(2,029)	(2,029)		(2,029)	(2,029)
Deferred loss from cash flow hedges, net of tax of $3 million					(4,334)				(4,334)		(4,334)	(4,334)
Reclassification of net deferred (gain) loss from cash flow hedges, net of tax of $8 million $0					(11,802)				(11,802)	335	(11,467)	(11,802)
Other comprehensive income from discontinued operations												335
Adjustment to initially apply FASB Statement No. 158, net of tax of $4 million, $2 million and $1 million						(5,566)	(3,379)	2,176	(6,769)		(6,769)

Comprehensive income												$6,818

Balance, December 31, 2006	1,000	$1	$2,211,139	$(823,693)	$2,711	$(5,566)	$(3,379)	$—	$(6,234)	$—	$1,381,213
Net loss				(27,914)							(27,914)	$(27,914)
Deferred gain from cash flow hedges, net of tax of $0					330				330		330	330
Reclassification of net deferred gain from cash flow hedges, net of tax of $2 million					(3,041)				(3,041)		(3,041)	(3,041)
Reclassification of benefits net prior service costs into net loss, net of tax of $0							401		401		401	401
Reclassification of benefits actuarial net loss into net loss, net of tax of $0						170			170		170	170
Deferred benefits, net of tax of $1 million and $1 million						1,100	642		1,742		1,742	1,742

Comprehensive loss												$(28,312)

Balance, December 31, 2007	1,000	$1	$2,211,139	$(851,607)	$—	$(4,296)	$(2,336)	$—	$(6,632)	$—	$1,352,901

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

Background.  “Orion Power Holdings” refers to Orion Power Holdings, Inc., a Delaware corporation. “Orion Power” refers to Orion Power Holdings and its consolidated subsidiaries. “Reliant Energy” refers to Reliant Energy, Inc. and its consolidated subsidiaries. Orion Power owns and operates electric generation facilities in Ohio and Pennsylvania with an aggregate generating capacity of 2,683 megawatts (MW) as of December 31, 2007. Orion Power typically sells its wholesale products to independent system operators, regulated utilities, municipalities, energy supply companies (including Reliant Energy), cooperatives and retail “load” or customer aggregators.

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

Orion Power’s critical accounting estimates include: (a) fair value of recorded goodwill, property, plant and equipment and derivative assets and liabilities and (b) deferred tax assets, valuation allowances and tax liabilities. Actual results could differ from the estimates.

Orion Power is subject to various risks inherent in doing business. See notes 2(c), 2(d), 2(e), 2(g), 2(h), 2(n), 2(o), 2(p), 4, 5, 6, 7, 8, 9 and 10.

(b)	Principles of Consolidation.

Orion Power Holdings includes its accounts and those of its wholly-owned subsidiaries in the consolidated financial statements.

(c)	Power Generation and Capacity Revenues.

Orion Power records gross revenues from the sale of electricity and other energy services under the accrual method. Electric power and other energy services are sold at market-based prices through existing power exchanges, related party affiliates or third party contracts. Energy sales and services that have been delivered but not billed by period-end are estimated.

(d)	Derivatives and Hedging Activities.

Orion Power accounts for its derivatives instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (SFAS No. 133).

For Orion Power’s risk management activities, it uses both derivative and non-derivative contracts that provide for settlement in cash or by delivery of a commodity. The primary types of derivative instruments Orion Power uses are forwards, futures, swaps and options. Orion Power accounts for its derivatives under one

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of three accounting methods (mark-to-market, accrual (under the normal purchase/normal sale exception to fair value) or cash flow hedge accounting) based on facts and circumstances. The fair values of derivative activities are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

A derivative is recognized at fair value in the balance sheet whether or not it is designated as a hedge, except for derivative contracts designated as normal purchase/normal sale exceptions, which are not in the consolidated balance sheet or results of operations prior to settlement resulting in accrual accounting treatment.

If certain conditions are met, a derivative instrument may be designated as a cash flow hedge. Derivatives designated as cash flow hedges must have a high correlation between price movements in the derivative and the hedged item. The changes in fair value of cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are, or have been, effective as hedges, until the forecasted transactions affect earnings. At the time the forecasted transactions affect earnings, Orion Power reclassifies the amounts in accumulated other comprehensive income (loss) into earnings. Orion Power records the ineffective portion of changes in fair value of cash flow hedges immediately into earnings. For all other derivatives, changes in fair value are recorded as unrealized gains or losses in its results of operations.

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

Realized gains and losses on derivatives contracts not held for trading purposes are reported either on a net or gross basis based on the relevant facts and circumstances. Hedging transactions that do not physically flow are included in the same caption as the items being hedged. A summary of Orion Power’s derivative activities and classification in its results of operations is:

	Purpose for Holding or	Transactions that	Transactions that
Instrument	Issuing Instrument(1)	Physically Flow	Financially Settle(2)

Power futures, forward, swap and option contracts	Power sales Power purchases	Revenues Cost of sales	Revenues Revenues
Natural gas and fuel futures, forward, swap and option contracts	Natural gas and fuel sales Natural gas and fuel purchases	Revenues Cost of sales	Cost of sales Cost of sales

(1)	The purpose for holding or issuing is not impacted by the accounting method elected for each instrument.

(2)	Includes classification for mark-to-market derivatives and amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges.

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

Effective September 1, 2006, Orion Power de-designated its cash flow hedges of coal contracts and either began utilizing the mark-to-market method of accounting or elected the normal purchase/normal sale exception. During the third quarter of 2006, Orion Power de-designated its remaining cash flows hedges; therefore, as of December 31, 2007 and 2006, Orion Power has no cash flow hedges.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set-off of Derivative Assets and Liabilities.  Where derivative instruments are subject to a master netting agreement and the accounting criteria to offset are met, Orion Power presents its derivative assets and liabilities on a net basis. Derivative assets/liabilities and accounts receivable/payable are presented and set-off separately in the consolidated balance sheets although in most cases contracts permit the set-off of derivative assets/liabilities and accounts receivable/payable with a given counterparty. However, Orion Power does not offset collateral (net margin deposits) related to these derivatives.

New Accounting Pronouncement Not Yet Adopted—Offsetting of Amounts.  The FASB issued FSP FIN 39-1, an amendment of FASB Interpretation No. 39 (FIN 39), which was applicable for Orion Power beginning January 1, 2008. This interpretation allows either (a) offsetting assets and liabilities for derivative instruments under a common master netting arrangement only if the fair value amounts recognized for any related cash collateral are also offset or (b) presenting these amounts gross.

Effective January 1, 2008, Orion Power plans to discontinue netting its derivative assets and liabilities and present them on a gross basis. Cash collateral amounts will remain presented on a gross basis. Orion Power’s December 31, 2007 consolidated balance sheet will not be affected because all derivative contracts accounted for under the mark-to-market and cash flow hedge accounting methods have settled over the contract terms.

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

Orion Power’s credit exposure is based on its derivative assets and accounts receivable from counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties. Orion Power provides reserves for non-investment grade counterparties representing a significant portion of its credit exposure. As of December 31, 2007, Orion Power has no credit exposure. As of December 31, 2006, one non-investment grade counterparty represented 100% ($4 million) of Orion Power’s credit exposure. As of December 31, 2007 and 2006, Orion Power held no collateral from these counterparties. There were no other counterparties representing greater than 10% of Orion Power’s credit exposure.

(f)	General and Administrative Expenses—Primarily Affiliates.

General and administrative expenses from affiliates include, among other items, (a) selling and marketing, (b) bad debt expense, (c) financial services, (d) legal costs, (e) regulatory costs and (f) certain benefit costs. See note 3.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Property, Plant and Equipment and Depreciation Expense.

Orion Power computes depreciation using the straight-line method based on estimated useful lives. Depreciation expense was $87 million, $76 million and $95 million during 2007, 2006 and 2005, respectively.

	Estimated Useful	December 31,
	Lives (Years)	2007	2006
		(in millions)

Electric generation facilities	20 - 32	$1,823	$1,783
Land improvements	20 - 32	98	97
Other	3 - 10	10	9
Land		12	12
Assets under construction		89	28

Total		2,032	1,929
Accumulated depreciation		(412)	(341)

Property, plant and equipment, net		$1,620	$1,588

Orion Power periodically evaluates property, plant and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. Orion Power recorded no material property, plant and equipment impairments during 2007, 2006 and 2005.

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

Other Intangibles.  Orion Power recognizes specifically identifiable intangible assets, including emission allowances and contractual rights, when specific rights and contracts are acquired. Orion Power has no intangible assets with indefinite lives recorded as of December 31, 2007 and 2006.

(i)	Capitalization of Interest Expense.

During 2007, 2006 and 2005, Orion power capitalized $3 million, $0 and $0 of interest expense, respectively.

(j)	Income Taxes.

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

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State.  Orion Power is included in the consolidated state income tax returns of Reliant Energy. It calculates its state provision, related payables or receivables and deferred state income taxes on a separate return basis and settles the related assets and liabilities directly with the governmental entity. See note 8.

(k)	Cash and Cash Equivalents.

Orion Power records all highly liquid short-term investments with maturities of three months or less as cash equivalents.

(l)	Allowance for Doubtful Accounts.

Orion Power accrues an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing counterparty credit ratings, historical collections, accounts receivable agings and other factors. Orion Power writes-off accounts receivable balances against the allowance for doubtful accounts when it determines a receivable is uncollectible.

(m)	Inventory.

Orion Power values fuel inventories at the lower of average cost or market. Orion Power removes these inventories as they are used in the production of electricity or sold. Orion Power values materials and supplies at average cost. Orion Power removes these inventories when they are used for repairs, maintenance or capital projects. Sales of fuel inventory are classified as operating activities in the consolidated statement of cash flows.

	December 31,
	2007	2006
	(in millions)

Materials and supplies, including spare parts	$21	$19
Coal	34	30
Heating oil	2	1

Total inventory	$57	$50

(n)	Environmental Costs.

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

(o)	Asset Retirement Obligations.

Orion Power’s asset retirement obligations relate to future costs associated primarily with ash disposal site closures. Orion Power’s asset retirement obligations are $8 million and $4 million as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, Orion Power has $3 million (classified in other long-term assets) on deposit with the state of Pennsylvania to guarantee its obligation related to future closures of ash disposal sites. See note 10.

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

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$198,000, (b) increased other long-term liabilities by $624,000, (c) increased property, plant and equipment by $317,000 and (d) decreased deferred income tax liabilities by $109,000.

(p)	Repair and Maintenance Costs for Power Generation Assets.

Orion Power recognizes repair and maintenance costs as incurred.

(q)	New Accounting Pronouncement Not Yet Adopted—Fair Value.

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is to be applied prospectively, except for aspects that do not apply to Orion Power. Orion Power adopted SFAS No. 157 on January 1, 2008. In connection with the adoption, no cumulative effect of an accounting change will be recognized. For non-financial assets and liabilities, the adoption of SFAS No. 157 has been deferred until January 1, 2009.

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

Support and Technical Services.  Reliant Energy provides commercial support, technical services and other corporate services to Orion Power. Reliant Energy allocates certain support services costs to Orion Power based on Orion Power’s underlying planned operating expenses relative to the underlying planned operating expenses of other entities to which Reliant Energy provides similar services and also charges Orion Power for certain other services based on usage. Management believes this method of allocation is reasonable. These allocations and charges were not necessarily indicative of what would have been incurred had Orion Power been an unaffiliated entity. During 2005, Orion Power only paid a certain amount for these services. Beginning January 2006, Orion Power began paying all of the costs for these services.

The following details the amounts recorded as operation and maintenance—affiliates and general and administrative—affiliates:

	2007	2006	2005
	(in millions)

Allocated or charged by Reliant Energy	$65	$64	$84
Unpaid allocations and charges recorded as non-cash equity contributions from Reliant Energy	—	—	57

Commodity Procurement and Marketing.  Orion Power has sales to and purchases from Reliant Energy related to commodity procurement and marketing services.

	2007	2006	2005
	(in millions)

Sales to Reliant Energy under various commodity agreements(1)	$543	$475	$548
Purchases from Reliant Energy under various commodity agreements(2)	1	7	68
Gains on coal sales to Reliant Energy(3)	6	5	6
Sales of emission allowances to Reliant Energy(4)	13	69	56
Gains on emission allowances sales to Reliant Energy(5)	6	66	53

(1)	Recorded in revenues—affiliates.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Recorded in cost of sales—affiliates. Amounts include purchases from an affiliate to meet requirements of contractual commitments.

(3)	Recorded in cost of sales—affiliates.

(4)	Reflects price at which Reliant Energy sold the emission allowances to third parties.

(5)	Recorded in gains on sales of assets and emission allowances, net.

Debt Obligations from/to Reliant Energy.  In December 2004, Orion Power Midwest, L.P. (Orion MidWest) entered into the following with Reliant Energy: (a) two related-party notes for a total of $400 million and (b) a $75 million revolving credit facility. In December 2004, Orion Power New York, L.P. (Orion New York) entered into the following with Reliant Energy: (a) a related-party note for $400 million and (b) a $50 million revolving credit facility. The Orion MidWest and Orion New York related party notes bore interest at 6.5% per year and interest was payable monthly. The revolving credit facilities bore interest at London Inter Bank Offering Rate (LIBOR) plus 2.875%. Some of these amounts were classified as discontinued operations. See note 13. In connection with the sales of the New York plants and the Ceredo plant, the related party notes were paid off and the Orion New York revolving credit facility was terminated. The $75 million Orion MidWest revolving credit facility matures in December 2008; however, Reliant Energy plans to extend the maturity each December for 12 months from that date. Orion Power has incurred interest expense (in continuing operations) related to these notes and revolving credit facilities of $3 million, $1 million and $1 million during 2007, 2006 and 2005, respectively.

In March 2006, Orion Power made a term loan to Reliant Energy for $92 million, which matures in 2010. The note bore interest at ten percent through September 30, 2007 and interest is payable monthly. Effective October 1, 2007, the interest rate was changed to 7.5 percent. During 2007, Reliant energy paid down $25 million on this loan. Orion Power has earned interest income related to this term loan of $8 million and $7 million during 2007 and 2006, respectively.

Secured Revolving Letter of Credit Facility Agreement with Reliant Energy.  Reliant Energy posts letters of credit on behalf of Orion Power. As of December 31, 2007 and 2006, Reliant Energy posted letters of credit totaling $16 million on behalf of Orion Power. During September 2006, Reliant Energy and Orion Power entered into a Secured Revolving Letter of Credit Facility Agreement whereby Orion Power will provide cash to Reliant Energy as collateral for letters of credit when issued up to a maximum of $20 million. The agreement expires on April 30, 2010. As letters of credit expire, the cash collateral will be returned to Orion Power. Orion Power will reimburse Reliant Energy for the costs of the letters of credit and will earn interest income on the collateral posted. As of December 31, 2007 and 2006, Orion Power has provided cash collateral of $16 million to Reliant Energy. During 2007 and 2006, the letters of credit costs, recorded in interest expense, were insignificant and the related interest income was $1 million.

Cash Distributions to Reliant Energy.

	2007	2006	2005
	(in millions)

Orion Power Holdings cash distributions to Reliant Energy	$—	$(209)	$(340)

Income Taxes. See discussion in note 2(k) regarding Orion Power’s policy with respect to income taxes and the long-term taxes payable to Reliant Energy, Inc.

	2007	2006	2005
	(in millions)

Non-cash contributions from (distributions to) Reliant Energy related to federal income taxes for continuing and discontinued operations	$—	$(40)	$(78)

As of December 31, 2007 and 2006, Orion Power has $66 million and $84 million, respectively, recorded as long-term taxes payable to Reliant Energy, Inc., which includes accrued interest payable of $6 million and $0, respectively. Orion Power has incurred interest expense related to this payable of $6 million during 2007.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Intangible Assets

(a)	Goodwill.

The following table shows goodwill and the changes (in millions):

As of January 1, 2006	$181
Changes	(5)

As of December 31, 2006	176
Changes	(2)

As of December 31, 2007	$174

As of December 31, 2007 and 2006, Orion Power had $35 million and $39 million, respectively, of goodwill that is deductible for United States income tax purposes in future periods.

Goodwill Impairment Tests.  Orion Power performed impairment tests at the following dates: April 2005, August 2005, September 2005, April 2006 and April 2007 due to either asset sales or annual impairment tests. No impairments were indicated in these tests.

Estimation of Fair Value.  Orion Power estimates the fair value based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches (income approach, market approach and comparable public company approach), (b) projections about future power generation margins, (c) estimates of future cost structure, (d) environmental assumptions, (e) discount rates for estimated cash flows, (f) selection of peer group companies for the public company approach, (g) required level of working capital, (h) assumed EBITDA multiple for terminal values and (i) time horizon of cash flow forecasts.

In determining the fair value, Orion Power made the following key assumptions: (a) the markets in which Orion Power operates will continue to be deregulated; (b) there will be a recovery in electricity margins over time such that companies building new generation facilities can earn a reasonable rate of return on their investment and (c) the long-term returns on future construction of new generation facilities will likely be driven by integrated utilities, which Orion Power expects will have a lower cost of capital than merchant generators. As part of the process, Orion Power modeled all of its power generation facilities and those of others in the regions in which Orion Power operates. The assumptions for each of the goodwill impairment tests during 2005, 2006 and 2007 were:

Number of years used in internal cash flow analysis	15
EBITDA(1) multiple for terminal values (2005 tests)	7.5
EBITDA multiple for terminal values (April 2006 test)	7.0	(2)
EBITDA multiple for terminal values (April 2007 test)	8.0	(2)
Risk-adjusted discount rate for estimated cash flows (2005 tests)	9.0%
Risk-adjusted discount rate for estimated cash flows (April 2006 test)	9.5	%(3)
Risk-adjusted discount rate for estimated cash flows (April 2007 test)	10.0	%(3)
Approximate average anticipated growth rate for demand in power	2.0%
Long-term after-tax return on investment for new investment	7.5%

(1)	Defined as earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization expenses.

(2)	Changed primarily due to market factors affecting peer company comparisons.

(3)	Changed primarily due to capital structure of peer company comparisons.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Other Intangibles.

	Remaining
	Weighted		December 31,
	Average		2007		2006
	Amortization		Carrying	Accumulated	Carrying	Accumulated
	Period (Years)		Amount	Amortization	Amount	Amortization
			(in millions)

SO2 emission allowances(1)(2)	—	(1)	$160	$(103)	$134	$(72)
NOx emission allowances(1)(3)	—	(1)	180	(71)	181	(60)
Contractual rights(4)	—		—	—	4	(4)

Total			$340	$(174)	$319	$(136)

(1)	SO2 is sulfur dioxide and NOx is nitrogen oxides. Amortized to amortization expense on a units-of-production basis. As of December 31, 2007, Orion Power has recorded (a) SO2 emission allowances through the 2039 vintage year (most of which relate to 2010 and beyond) and (b) NOx emission allowances through the 2039 vintage year (most of which relate to 2009 and beyond).

(2)	During 2007, 2006 and 2005, Orion Power purchased $28 million, $0 and $0, respectively, of SO2 emission allowances from affiliates.

(3)	During 2007, 2006 and 2005, Orion Power purchased $4 million, $0 and $2 million, respectively, of NOx emission allowances from affiliates.

(4)	Amortized to revenues and cost of sales, as applicable, based on the estimated realization of the fair value established on the acquisition date over the contractual lives. As of December 31, 2007, Orion Power has no contractual rights recorded on its consolidated balance sheet.

Amortization expense consists of:

	2007	2006	2005
	(in millions)

Emission allowances	$50	$25	$31

Contractual rights(1)	$—	$(1)	$(1)
Contractual obligations(1)(2)	—	3	9

Net	$—	$2	$8

(1)	Amortized to revenues and cost of sales, as applicable, based on the estimated realization of the fair value established on the acquisition date over the contractual lives.

(2)	Contractual obligations are in other long-term liabilities.

Estimated amortization expense based on Orion Power’s intangibles as of December 31, 2007 for the next five years is (in millions):

2008	$1	(1)
2009	6	(1)
2010	7	(1)
2011	7	(1)
2012	7	(1)

(1)	These amounts do not include expected amortization expense of emission allowances, which have not been purchased as of December 31, 2007.

(5)	Derivatives and Hedging Activities

Orion Power uses derivative instruments to manage operational or market constraints and to increase return on its generation assets. The instruments used are fixed-price derivative contracts to hedge the

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variability in future cash flows from forecasted sales of power and purchases of fuel and power. Orion Power’s objective in entering into these fixed-price derivatives is to fix the price for a portion of these transactions. See note 2(d).

During 2006 and 2005, there was no hedge ineffectiveness recognized from derivatives that were designated and qualified as cash flow hedges. In addition, no component of the derivatives’ gain or loss was excluded from the assessment of effectiveness for these periods. If it becomes probable that an anticipated transaction will not occur, Orion Power realizes in net income (loss) the deferred gains and losses recognized in accumulated other comprehensive loss. During 2006 and 2005, $0 was recognized in the results of continuing operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of December 31, 2007, all derivative instruments accounted for under the mark-to-market and cash flow hedge accounting methods have settled over the contract terms and there are no deferred derivative gains/losses remaining in accumulated other comprehensive loss.

(6)	Debt

Outstanding debt to third parties:

	December 31,
	2007			2006
	Weighted			Weighted
	Average			Average
	Stated			Stated
	Interest			Interest
	Rate(1)	Long-term	Current	Rate(1)	Long-term	Current
	(in millions, except interest rates)

Orion Power Holdings senior notes due 2010 (unsecured)	12.00	$400	$—	12.00	$400	$—
Adjustment to fair value of debt(2)		17	11		29	10

Total debt		$417	$11		$429	$10

(1)	The weighted average stated interest rates are as of December 31, 2007 or 2006.

(2)	Debt acquired by Reliant Energy in the Orion Power acquisition was adjusted to fair market value as of the acquisition date. Included in interest expense is amortization of $11 million, $9 million and $9 million for valuation adjustments for debt for 2007, 2006 and 2005, respectively.

Debt maturities as of December 31, 2007 are (in millions):

2008	$—
2009	—
2010	400
2011	—
2012	—
2013 and thereafter	—

$400

Orion Power Holdings Senior Notes.  These notes were recorded at a fair value of $479 million upon the acquisition by Reliant Energy. The $79 million premium is being amortized to interest expense over the life of the notes. The senior notes are senior unsecured obligations of Orion Power Holdings, are not guaranteed by any of Orion Power Holdings’ subsidiaries and are non-recourse to Reliant Energy. The senior notes have covenants that restrict the ability of Orion Power Holdings and its subsidiaries to, among other

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actions, (a) pay dividends or pay subordinated debt, (b) incur indebtedness or issue preferred stock, (c) make investments, (d) divest assets, (e) encumber its assets, (f) enter into transactions with affiliates, (g) engage in unrelated businesses and (h) engage in sale and leaseback transactions. As of December 31, 2007, conditions under these covenants were not met that allow the payment of dividends by Orion Power Holdings. As of December 31, 2007, the adjusted net assets of Orion Power that are restricted to Reliant Energy, Inc. are $1.3 billion.

See note 3 for debt transactions with affiliates.

(7)	Benefit Plans

(a)	Pension and Postretirement Benefits.

Benefit Plans.  Some Orion Power employees participate in a defined benefit pension plan. Orion Power provides subsidized postretirement benefits to some bargaining employees but generally does not provide them to non-bargaining employees.

Effective December 31, 2006, Orion Power adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires recognition of the funded status of plans, measured as of year end. Orion Power already uses the required measurement date. The adoption did not have a material effect on any individual line item of Orion Power’s consolidated balance sheet as of December 31, 2006. As of December 31, 2007, $0.1 million and $0.4 million of net loss and net prior service costs, respectively, in accumulated other comprehensive loss are expected to be recognized in net periodic benefit cost during the next 12 months.

The benefit obligations and funded status are:

	Pension		Postretirement Benefits
	2007	2006	2007	2006
	(in millions)

Change in Benefit Obligation
Beginning of year	$57	$52	$31	$28
Service cost	2	3	1	—
Interest cost	3	3	2	2
Benefits paid	(2)	(1)	—	—
Actuarial loss	—	—	(1)	1

End of year	$60	$57	$33	$31

Change in Plan Assets
Beginning of year	$36	$30	$—	$—
Employer contributions	9	3	—	—
Benefits paid	(2)	(1)	—	—
Actual investment return	3	4	—	—

End of year	$46	$36	$—	$—

Funded Status	$(14)	$(21)	$(33)	$(31)

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheets are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2007	2006	2007	2006
	(in millions)

Current liabilities	$—	$—	$(1)	$(1)
Noncurrent liabilities	(14)	(21)	(32)	(30)

Net amount recognized	$(14)	$(21)	$(33)	$(31)

The accumulated benefit obligation for all pension plans was $54 million and $51 million as of December 31, 2007 and 2006, respectively. All pension plans have accumulated benefit obligations in excess of plan assets.

Net benefit costs are:

	Pension			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(in millions)

Service cost	$3	$3	$2	$—	$—	$1
Interest cost	3	3	2	2	2	1
Expected return on plan assets	(3)	(2)	(1)	—	—	—
Net amortization	1	1	1	—	—	—

Net benefit cost	$4	$5	$4	$2	$2	$2

Assumptions.  The significant weighted average assumptions used to determine the benefit obligations are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2007	2006	2007	2006

Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%

The significant weighted average assumptions used to determine the net benefit costs are:

	Pension			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Expected long-term rate of return on assets	7.5%	7.5%	7.5%	N/A	N/A	N/A

As of December 31, 2007 and 2006, Orion Power developed its expected long-term rate of return on pension plan assets based on third party models. These models consider expected inflation, current dividend yields, expected corporate earnings growth and risk premiums based on the expected volatility of each asset category. Orion Power weights the expected long-term rates of return for each asset category to determine its overall expected long-term rate of return on pension plan assets. In addition, Orion Power reviews peer data and historical returns.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Orion Power’s assumed health care cost trend rates used to measure the expected cost of benefits covered by its postretirement plan are:

	2007	2006	2005

Health care cost trend rate assumed for next year	8.3%	9.0%	9.0%
Rate to which the cost trend rate is assumed to gradually decline (ultimate trend rate)	5.5%	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2015	2015	2011

Assumed health care cost trend rates can have a significant effect on the amounts reported for Orion Power’s health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2007:

	One-Percentage Point
	Increase	Decrease
	(in millions)

Effect on service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	5	(4)

Plan Assets.  Orion Power’s pension weighted average asset allocations and target allocation by asset category are:

	Percentage of Plan Assets
	as of December 31,		Target Allocation
	2007	2006	2008

Domestic equity securities	49%	50%	50%
International equity securities	10	11	10
Global equity securities	10	11	10
Debt securities	31	28	30

Total	100%	100%	100%

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

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Obligations.  Orion Power does not expect to make pension cash contributions during 2008. Expected benefit payments for the next ten years, which reflect future service as appropriate, are:

		Postretirement
	Pension	Benefits
	(in millions)

2008	$2	$1
2009	2	1
2010	2	1
2011	3	2
2012	3	2
2013-2017	24	12

(b)	Savings Plan.

Orion Power’s employees participate in Reliant Energy’s employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code. Orion Power’s savings plan benefit expense, including matching and discretionary contributions, was $2 million, $1 million and $1 million during 2007, 2006 and 2005, respectively.

(c)	Other Employee Matters.

As of December 31, 2007, approximately 74% of Orion Power’s employees are subject to collective bargaining arrangements. Collective bargaining arrangements covering 35% of these employees will expire in 2008.

(8)	Income Taxes

(a) Summary.

Orion Power’s income tax expense (benefit) is:

	2007	2006	2005
	(in millions)

Current:
Federal	$—	$—	$(26)
State	(4)	(4)	6

Total current	(4)	(4)	(20)

Deferred:
Federal	(18)	11	57
State	(4)	(38)	(13)

Total deferred	(22)	(27)	44

Income tax expense (benefit) from continuing operations	$(26)	$(31)	$24

Income tax expense (benefit) from discontinued operations	$—	$(1)	$6

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	2007	2006	2005

Federal statutory rate	(35)%	35%	35%

Additions (reductions) resulting from:
State income taxes, net of federal income taxes	(9)	254 (1)	(6)
Other, net	2	(27)	4

Effective rate	(42)%	262%	33%

(1)	Of this percentage, (a) $17 million (145%) relates to Pennsylvania state law changes, which effectively decreased our limitations to use net operating losses in that state and (b) $7 million (61%) relates to changes in valuation allowances.

	December 31,
	2007	2006
	(in millions)

Deferred tax assets:
Current:
Employee benefits	$1	$1
Other	4	6

Total current deferred tax assets	5	7

Non-current:
Employee benefits	18	21
Net operating loss carryforwards	29	29
Other	13	14
Valuation allowance	(3)	(5)

Total non-current deferred tax assets	57	59

Total deferred tax assets	$62	$66

Deferred tax liabilities:
Non-current:
Depreciation and amortization	215	209
Other	—	7

Total non-current deferred tax liabilities	215	216
Total deferred tax liabilities	$215	$216

Accumulated deferred income taxes, net	$(153)	$(150)

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Tax Attribute Carryovers.

Statutory
	December 31,	Carryforward	Expiration
	2007	Period	Year(s)
	(in millions)	(in years)

Net Operating Loss Carryforwards:
State	$480	20	2020 through 2027

(c)	Valuation Allowances.

Orion Power assesses its future ability to use federal and state net operating loss carryforwards, capital loss carryforwards and other deferred tax assets using the more-likely-than-not criteria. These assessments include an evaluation of Orion Power’s recent history of earnings and losses, future reversals of temporary differences and identification of other sources of future taxable income, including the identification of tax planning strategies in certain situations.

Orion Power’s valuation allowances for deferred tax assets are:

State
(in millions)

As of January 1, 2005	$25
Changes in valuation allowance	(1)

As of December 31, 2005	24
Changes in valuation allowance	(19)

As of December 31, 2006	5
Changes in valuation allowance	(2)

As of December 31, 2007	$3

(d)	Adoption of FIN 48 and Tax Uncertainties.

Effective January 1, 2007, Orion Power adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). This interpretation addresses whether (and when) tax benefits claimed in Reliant Eenrgy’s federal and Orion Power’s state tax returns should be recorded in its financial statements. Pursuant to FIN 48, Orion Power may only recognize the tax benefit for financial reporting purposes from an uncertain tax position when it is more-likely-than-not that, based on the technical merits, the position will be sustained by taxing authorities or the courts. The recognized tax benefits are measured as the largest benefit having a greater than fifty percent likelihood of being realized upon settlement with a taxing authority. FIN 48 also provides guidance for derecognition, classification, interest and penalties, disclosures, transition rules and related matters. Orion Power classifies accrued interest and penalties related to uncertain income tax positions in income tax expense/benefit.

In connection with the adoption, Orion Power recognized the following in its consolidated financial statements:

Adoption Effect on
January 1, 2007
Increase (Decrease)
(in millions)

Goodwill	$(2)
Other long-term liabilities	(3)
Retained deficit	(1)

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Orion Power has the following in its consolidated balance sheet:

	January 1, 2007	December 31,
	(Immediately After Adoption)	2007
	(in millions)

Unrecognized tax benefits(1)	$—	$— (2)
Interest and penalties(1)	—	—

(1)	The activity during 2007 was insignificant.

(2)	Of this amount, $0, if recognized, would affect the effective tax rate.

During 2007, 2006 and 2005, Orion Power recognized an insignificant amount of income tax expense (benefit) due to changes in interest and penalties for federal and state income taxes.

Orion Power has the following years that remain subject to examination or are currently under audit for its major tax jurisdictions:

	Subject to Examination	Currently Under Audit

Federal	1997 to 2007	1997 to 2005
Pennsylvania	2004 to 2007	2006
New York state and city	2003 to 2006	2003 to 2006

Orion Power, through Reliant Energy, expects to continue discussions with taxing authorities regarding tax positions related to the following, and believe it is reasonably possible some of these matters could be resolved during 2008; however, Orion Power cannot estimate the range of changes that might occur: the timing of tax deductions could be changed as a result of negotiations with respect to depreciation and emission allowances.

(9)	Commitments

(a)	Lease Commitments.

Operating Lease Expense.  Total lease expense for all operating leases was $2 million, $2 million and $1 million during 2007, 2006 and 2005, respectively.

(b)	Guarantees and Indemnifications.

Equity Pledged as Collateral for Reliant Energy.  Orion Power Holdings’ equity is pledged as collateral under certain of Reliant Energy’s credit and debt agreements, which have an outstanding balance of $1.2 billion as of December 31, 2007.

Interests Pledged as Collateral to Reliant Energy.  In connection with Orion Power’s debt to Reliant Energy (as discussed in note 3), Orion Power Holdings has pledged its interests in Orion Power Capital, LLC, and its subsidiaries, including Orion New York and Orion MidWest, to Reliant Energy. In connection with the sale of the New York plants, the related interests were released.

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

Orion Power is unable to estimate its maximum potential exposure under these agreements until an event triggering payment occurs. Orion Power does not expect to make any material payments under these agreements.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Other Commitments.

Property, Plant and Equipment Commitments.  As of December 31, 2007, Orion Power has contractual commitments to spend approximately $203 million on plant and equipment relating primarily to SO2 emissions reductions.

(10)	Contingencies

Orion Power is involved in a number of legal, environmental and other matters before courts and governmental agencies, some of which may involve substantial amounts. Unless otherwise noted, Orion Power cannot predict the outcome of these matters.

New Source Review Matters.  The United States Environmental Protection Agency (EPA) and various states are investigating compliance of coal-fueled electric generating stations with the pre-construction permitting requirements of the Clean Air Act known as “New Source Review.” The EPA has agreed to share information relating to its investigations with state environmental agencies.

Ash Disposal Site Closures.  Orion Power is responsible for environmental costs related to the future closures of two ash disposal sites owned by Orion MidWest. Orion Power recorded the estimated discounted costs associated with these environmental liabilities as part of its asset retirement obligations. See note 2(o).

(11)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable and payable and derivative assets and liabilities approximate their carrying amounts. Values of Orion Power’s debt (see note 6) are:

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value(1)	Value	Value(1)
	(in millions)

Fixed rate debt	$428	$436	$439	$456

Total debt	$428	$436	$439	$456

(1)	Orion Power based the fair values of its fixed rate debt on information from market participants.

(12)	Sales of Assets and Emission Allowances

Emission Allowances.  Orion Power sold emission allowances during 2007, 2006 and 2005 for gains of $7 million, $67 million and $56 million, respectively.

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

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions Related to Debt, Deferred Financing Costs and Interest Expense on Discontinued Operations.  Based on Orion Power’s obligation to utilize the net proceeds from the sale to prepay debt, Orion Power classified the related debt amounts for the Orion New York and Orion MidWest related party notes and the Orion New York related party revolver (and the related interest expense) as discontinued operations. Orion Power classified the related deferred financing costs (and associated interest expense) on all of these debt amounts as discontinued operations. Orion Power allocated $1 million of related third party interest expense during 2006 and 2005 to discontinued operations. Orion Power allocated $7 million and $53 million of related interest expense—affiliates during 2006 and 2005, respectively, to discontinued operations. No interest was allocated to discontinued operations subsequent to the closing.

(b)	Ceredo Plant.

In 2005, Orion Power sold its 505 MW Ceredo power plant for $100 million. Orion Power used the net cash proceeds of $100 million to pay down the Orion MidWest term notes owed to Reliant Energy. During the third quarter of 2005, Orion Power began to report results of Ceredo’s operations as discontinued operations effective January 1, 2005.

(c)	All Discontinued Operations.

The following summarizes certain financial information of the businesses reported as discontinued operations:

	New York
	Plants		Ceredo Plant		Total

2006
Revenues	$104		$—		$104
Income before income tax expense/benefit	4	(1)	—		4
2005
Revenues	$1,014		$—		$1,014
Loss before income tax expense/benefit	(48	)(2)	(32	)(3)	(80)

(1)	Includes an additional pre-tax loss on disposal of $16 million during 2006 primarily due to changes in derivative assets not terminated as of the date of sale. The cumulative pre-tax loss on disposal through December 31, 2006 is $308 million.

(2)	Includes $292 million estimated loss on disposal.

(3)	Includes $32 million loss on disposal.

Subsequent to the sale of the New York plants in February 2006, Orion Power continues to have (a) insignificant settlements with the independent system operator and (b) property tax settlements. Orion Power recognized $7 million of income before income taxes from discontinued operations during 2007. These amounts are classified as discontinued operations in the results of operations. In addition, Orion Power has some amounts on its consolidated balance sheets classified as discontinued operations relating to these settlements and other insignificant items.