Form 10-Q
period 2008-03-31
RELIANT ENERGY INC
filed 2008-05-01
CIK 1126294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 25, 2008, the latest practicable date for determination, Reliant Energy, Inc. had 346,040,182 shares of common stock outstanding and no shares of treasury stock.

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
Other factors that could cause our actual results to differ from our projected results are discussed or referred to in the “Risk Factors” section of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(thousands of dollars,
	except per share amounts)
Revenues:
Revenues (including $(12,584) and $14,570 unrealized gains (losses)) (including $107,409 and $0 from affiliates)	$2,815,424	$2,362,601

Expenses:
Cost of sales (including $570,883 and $507,659 unrealized gains) (including $78,996 and $0 from affiliates)	1,751,672	1,443,491
Operation and maintenance	212,478	230,741
Selling, general and administrative	75,650	87,597
Western states litigation and similar settlements	34,000	22,000
Gains on sales of assets and emission allowances, net	(611)	—
Depreciation and amortization	88,594	91,969

Total operating expense	2,161,783	1,875,798

Operating Income	653,641	486,803

Other Income (Expense):
Income of equity investment, net	207	1,160
Debt extinguishments	(423)	—
Other, net	(64)	1,068
Interest expense	(63,101)	(87,070)
Interest income	9,504	10,464

Total other expense	(53,877)	(74,378)

Income from Continuing Operations Before Income Taxes	599,764	412,425
Income tax expense	228,787	152,062

Income from Continuing Operations	370,977	260,363
Income (loss) from discontinued operations	6,235	(1,652)

Net Income	$377,212	$258,711

Basic Earnings per Share:
Income from continuing operations	$1.07	$0.77
Income (loss) from discontinued operations	0.02	(0.01)

Net income	$1.09	$0.76

Diluted Earnings per Share:
Income from continuing operations	$1.05	$0.75
Income (loss) from discontinued operations	0.02	(0.01)

Net income	$1.07	$0.74

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
	(thousands of dollars, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$964,780	$754,962
Restricted cash	4,938	3,251
Accounts and notes receivable, principally customer, net of allowance of $27,118 and $36,724	982,690	1,082,746
Inventory	258,146	285,408
Derivative assets	2,096,201	663,049
Margin deposits	130,880	139,834
Investment in and receivables from Channelview, net	89,405	83,253
Prepayments and other current assets	128,538	218,873
Current assets of discontinued operations	6,235	2,133

Total current assets	4,661,813	3,233,509

Property, plant and equipment, gross	6,899,925	6,852,170
Accumulated depreciation	(1,695,217)	(1,629,953)

Property, Plant and Equipment, net	5,204,708	5,222,217

Other Assets:
Goodwill, net	379,644	379,644
Other intangibles, net	394,455	405,338
Derivative assets	584,837	376,535
Prepaid lease	277,246	270,133
Other	277,589	304,424

Total other assets	1,913,771	1,736,074

Total Assets	$11,780,292	$10,191,800

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$11,668	$52,546
Accounts payable, principally trade	713,323	687,046
Derivative liabilities	1,752,840	885,346
Margin deposits	500	250
Other	490,293	426,839

Total current liabilities	2,968,624	2,052,027

Other Liabilities:
Derivative liabilities	665,652	473,516
Other	368,711	278,641
Long-term liabilities of discontinued operations	4,000	3,542

Total other liabilities	1,038,363	755,699

Long-term Debt	2,895,429	2,902,346

Commitments and Contingencies
Temporary Equity Stock-based Compensation	6,068	4,694

Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 345,606,056 and 344,579,508 issued)	107	106
Additional paid-in capital	6,222,618	6,215,512
Accumulated deficit	(1,258,314)	(1,635,526)
Accumulated other comprehensive loss	(92,603)	(103,058)

Total stockholders’ equity	4,871,808	4,477,034

Total Liabilities and Equity	$11,780,292	$10,191,800

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(thousands of dollars)
Cash Flows from Operating Activities:
Net income	$377,212	$258,711
(Income) loss from discontinued operations	(6,235)	1,652

Net income from continuing operations and cumulative effect of accounting change	370,977	260,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,594	91,969
Deferred income taxes	214,681	147,422
Net changes in energy derivatives	(547,565)	(508,770)
Amortization of deferred financing costs	2,638	3,666
Western states litigation and similar settlements	34,000	—
Other, net	789	5,643
Changes in other assets and liabilities:
Accounts and notes receivable, net	78,660	45,811
Changes in notes with affiliate	(6,152)	—
Inventory	27,262	22,263
Margin deposits, net	9,204	86,379
Net derivative assets and liabilities	(17,533)	(19,944)
Western states litigation and similar settlements payments	—	(35,000)
Accounts payable	28,743	24,385
Other current assets	(12,552)	(4,741)
Other assets	(2,234)	(11,974)
Taxes payable/receivable	36,449	4,790
Other current liabilities	(5,490)	(82,471)
Other liabilities	1,826	5,691

Net cash provided by continuing operations from operating activities	302,297	35,482
Net cash provided by (used in) discontinued operations from operating activities	1,757	(1,664)

Net cash provided by operating activities	304,054	33,818

Cash Flows from Investing Activities:
Capital expenditures	(49,644)	(42,167)
Proceeds from sales of emission allowances	1,717	1
Purchases of emission allowances	(4,073)	(990)
Restricted cash	(1,687)	14,142

Net cash used in investing activities	(53,687)	(29,014)

Cash Flows from Financing Activities:
Payments of long-term debt	(45,193)	(3,466)
Increase in short-term borrowings and revolving credit facilities, net	—	6,554
Payments of financing costs	—	(440)
Payments of debt extinguishments expenses	(423)	—
Proceeds from issuances of stock	5,067	16,685

Net cash provided by (used in) financing activities	(40,549)	19,333

Net Change in Cash and Cash Equivalents	209,818	24,137
Cash and Cash Equivalents at Beginning of Period	754,962	463,909

Cash and Cash Equivalents at End of Period	$964,780	$488,046

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$8,623	$74,845
(Income tax refunds) net of income taxes paid for continuing operations	(22,343)	(150)
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
Adjustments and Reclassifications. The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to present fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for electricity and energy services, changes in commodity prices, changes in our retail revenue rates and changes in regulations, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors. We have changed the presentation of our December 31, 2007 consolidated balance sheet due to the adoption of FSP FIN 39-1, an amendment of FASB Interpretation No. 39 (FIN 39-1). See below.
Deconsolidation of Channelview. On August 20, 2007, four of our wholly-owned subsidiaries, Reliant Energy Channelview LP (Channelview LP), Reliant Energy Channelview (Texas) LLC, Reliant Energy Channelview (Delaware) LLC and Reliant Energy Services Channelview LLC (collectively, Channelview), filed for reorganization under Chapter 11 of the Bankruptcy Code. As Channelview is currently subject to the supervision of the bankruptcy court, we deconsolidated Channelview’s financial results beginning August 20, 2007 and began reporting our investment in Channelview using the cost method.
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
We will reevaluate the accounting treatment of our investment in Channelview (as a cost method investment) when Channelview’s bankruptcies are resolved or other factors, if any, indicate a change in control of Channelview. See note 14 for further discussion of Channelview and the related bankruptcy filings.
Gross Receipts Taxes. We record gross receipts taxes for our retail energy segment on a gross basis in revenues and operations and maintenance in our consolidated statements of operations. During the three months ended March 31, 2008 and 2007, our retail energy segment’s revenues and operation and maintenance include gross receipts taxes of $21 million.
New Accounting Pronouncement Adopted — Offsetting of Amounts. FIN 39-1 was applicable for us beginning January 1, 2008. This interpretation allows either (a) offsetting assets and liabilities for derivative instruments under a common master netting arrangement only if the fair value amounts recognized for any related cash collateral are also offset or (b) presenting these amounts gross.

Effective January 1, 2008, we discontinued netting our derivative assets and liabilities and present them on a gross basis. Cash collateral amounts remain presented on a gross basis. This change has significantly increased our derivative assets and liabilities retrospectively for all financial statements presented and is accounted for as a change in accounting principle.
The effect to our December 31, 2007 consolidated balance sheet was as follows: (Note — only line items impacted are shown.)

	December 31, 2007
	As Previously	Upon Adoption
	Reported	of FIN 39-1
	(in millions)

Current derivative assets	$214	$663
Total current assets	2,784	3,233
Noncurrent derivative assets	90	376
Total other assets	1,450	1,736
Total assets	9,457	10,192

Current derivative liabilities	437	885
Total current liabilities	1,602	2,050
Noncurrent derivative liabilities	187	474
Total other liabilities	470	757
Total liabilities and stockholders’ equity	9,457	10,192
New Accounting Pronouncement Not Yet Adopted — Disclosures about Derivatives and Hedging Activities. Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161) is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is intended to enhance the related disclosures. SFAS No. 161 must be adopted by January 1, 2009.
(2) Stock-based Compensation
Our compensation expense for our stock-based incentive plans was:

	Three Months Ended March 31,
	2008	2007
	(in millions)

Stock-based incentive plans compensation expense (pre-tax)	$4	$7

During February 2008, the compensation committee of our board of directors granted stock-based compensation awards to 47 of our officers under the Reliant Energy, Inc. 2002 Long-Term Incentive Plan. The committee granted 461,824 time-based stock options (exercise price of $23.38 per share, which vest in three equal installments during February 2009, 2010 and 2011), 215,527 time-based restricted stock units (which vest during February 2011) and 371,586 market-based cash units (each payable into a cash amount equal to the market value of one share of our common stock if our common stock closes at $32 or higher for 20 consecutive trading days before February 19, 2011). In addition, during February 2008, the committee granted 95,574 time-based restricted stock units and 95,574 time-based cash units to other employees under the Reliant Energy, Inc. 2002 Stock Plan. These awards will vest during February 2011.
No tax benefits related to stock-based compensation were realized during the three months ended March 31, 2008 and 2007 due to our net operating loss carryforwards.

(3) Fair Value Measurements
Summary. Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) on a prospective basis for our derivative assets and liabilities. In connection with the adoption, no cumulative effect of an accounting change was recognized. For non-financial assets and liabilities, the adoption of SFAS No. 157 has been deferred until January 1, 2009.
Fair Value Hierarchy and Valuation Techniques. We apply recurring fair value measurements to our derivative assets and liabilities. In determining fair value, we generally use the market approach and incorporate assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable internally-developed inputs. Based on the observability of the inputs used in our valuation techniques, our derivative assets and liabilities are classified as follows:

Level 1:	Level 1 represents unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date. This category includes our energy derivative instruments that are exchange-traded or that are cleared and settled through the exchange.

Level 2:	Level 2 represents adjusted quoted market prices in active markets or other inputs that are observable or can be corroborated by observable market data. This category includes emission allowances futures that are exchange-traded and over-the-counter (OTC) derivative instruments such as generic swaps and forwards.

Level 3:	This category includes our energy derivative instruments whose fair value is estimated based on internally developed models and methodologies utilizing significant inputs that are generally less readily observable from objective sources (such as market heat rates, implied volatilities and correlations). Our OTC, complex or structured derivative instruments that are transacted in less liquid markets with limited pricing information are included in Level 3. Examples are structured power supply contracts, coal contracts, longer term natural gas contracts and options.
We value some of our OTC, complex or structured derivative instruments using valuation models, which utilize inputs that may not be corroborated by market data. When such inputs are significant to the fair value measurement, the derivative assets or liabilities are classified as Level 3. We believe the transaction price is the best estimate of fair value at inception when we do not have corroborating market evidence to support significant valuation model inputs and cannot verify the model to market transactions. Accordingly, when a pricing model is used to value such an instrument, the resulting value is adjusted so the model value at inception equals the transaction price. Valuation models are typically impacted by Level 1 or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, we update Level 1 and Level 2 inputs to reflect observable market changes. Level 3 inputs are updated when corroborated by available market evidence. In the absence of such evidence, management’s best estimate is used.
Fair Value of Derivative Instruments. Fair value measurements of our derivative assets and liabilities are as follows:

	March 31, 2008
					Total
	Level 1	Level 2	Level 3	Reclassifications(1)	Fair Value
			(in millions)

Total derivative assets	$480	$1,769	$485	$(52)	$2,682
Total derivative liabilities	577	1,735	159	(52)	2,419

(1)	Reclassifications are required to reconcile to FIN 39-1 consolidated balance sheet presentation.

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	Three Months Ended
	March 31, 2008
	Net Derivatives
	(in millions)

Balance, January 1, 2008	$121
Total gains or losses (realized/unrealized):
Included in earnings	204	(1)
Purchases, issuances and settlements (net)	5
Transfers in and/or out of Level 3 (net)(2)	(4)

Balance, March 31, 2008	$326

Changes in unrealized gains/losses relating to derivative assets and liabilities still held at March 31, 2008	192	(3)

(1)	Recorded in revenues and cost of sales.

(2)	Represents fair value as of December 31, 2007.

(3)	Includes $2 million recorded in revenues and $190 million recorded in cost of sales.
See notes 2(d) and 5 to our consolidated financial statements in our Form 10-K for additional information about our derivatives.
(4) Comprehensive Income
The components of total comprehensive income are:

	Three Months Ended March 31,
	2008	2007
	(in millions)

Net income	$377	$259
Other comprehensive income, net of tax:
Deferred income from cash flow hedges	—	3
Reclassification of net deferred loss from cash flow hedges realized in net income	10	25

Comprehensive income	$387	$287

(5) Goodwill
2008 Annual Goodwill Impairment Tests. We are in the process of performing our annual goodwill impairment tests for our wholesale energy and retail energy reporting units effective April 1, 2008.
Estimation of Our Wholesale Energy Reporting Unit’s Fair Value. We anticipate using substantially the same subjective factors and significant assumptions to estimate fair value in our 2008 test as we used in our April 2007 test. See note 4(a) to our consolidated financial statements in our Form 10-K.

(6) Derivative Instruments
For discussion of our derivative activities, see notes 2(d) and 5 to our consolidated financial statements in our Form 10-K. The income (loss) of our energy and interest rate derivative instruments is:

	Three Months Ended March 31,
	2008		2007
	(in millions)

Energy derivatives:
Hedge ineffectiveness gains (losses)	$(1	)(1)	$3	(1)
Other net unrealized gains	559		519
Interest rate derivatives:
Other net unrealized losses	—		(3)

Total(2)(3)	$558		$519

(1)	During 2007, we de-designated our remaining cash flow hedges; the amount reflected here subsequent to that time relates to previously measured ineffectiveness reversing due to settlement of the derivative contracts.

(2)	No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(3)	During the three months ended March 31, 2008 and 2007, $0 was recognized in our results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.
Amounts included in accumulated other comprehensive loss:

	March 31, 2008
		Expected to be
		Reclassified into
		Results of Operations
	At the End of the Period	in Next 12 Months
	(in millions)

De-designated cash flow hedges	$70	$26

Although we discontinued our proprietary trading business in March 2003, we have legacy positions, which will be closed as economically feasible or in accordance with their terms. The income (loss) associated with these transactions is:

	Three Months Ended March 31,
	2008	2007
	(in millions)

Revenues	$—	$—
Cost of sales	(4)	—

Total	$(4)	$—

(7) Debt
Our outstanding debt:

	March 31, 2008			December 31, 2007
	Weighted			Weighted
	Average			Average
	Stated			Stated
	Interest			Interest
	Rate(1)	Long-term	Current	Rate(1)	Long-term	Current
	(in millions, except interest rates)
Facilities, Bonds and Notes:
Reliant Energy:
Senior secured revolver due 2012	4.44%	$—	$—	6.45%	$—	$—
Senior secured notes due 2014(2)	6.75	667	—	6.75	671	41
Senior unsecured notes due 2013	9.50	13	—	9.50	13	—
Senior unsecured notes due 2014	7.625	575	—	7.625	575	—
Senior unsecured notes due 2017	7.875	725	—	7.875	725	—
Convertible senior subordinated notes due 2010 (unsecured)(3)	5.00	2	—	5.00	2	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)	12.00	400	—	12.00	400	—
Reliant Energy Seward, LLC PEDFA(4) fixed-rate bonds due 2036	6.75	500	—	6.75	500	—
Reliant Energy Power Supply, LLC working capital facility due 2012	3.16	—	—	5.30	—	—

Total facilities, bonds and notes		2,882	—		2,886	41

Other:
Adjustment to fair value of debt(5)		13	12		17	11

Total other debt		13	12		17	11

Total debt		$2,895	$12		$2,903	$52

(1)	The weighted average stated interest rates are as of March 31, 2008 or December 31, 2007.

(2)	We repurchased $45 million during the three months ended March 31, 2008 and incurred an insignificant amount of debt extinguishment expenses.

(3)	In April 2008, nearly all of these outstanding notes were converted to common stock.

(4)	PEDFA is the Pennsylvania Economic Development Financing Authority.

(5)	Debt acquired in the Orion Power acquisition was adjusted to fair value as of the acquisition date. Included in interest expense is amortization of $3 million for valuation adjustments for debt during the three months ended March 31, 2008 and 2007.
Amounts borrowed and available for borrowing under our revolving credit agreements as of March 31, 2008 are:

	Total Committed	Drawn	Letters	Unused
	Credit	Amount	of Credit	Amount
	(in millions)

Reliant Energy senior secured revolver due 2012	$500	$—	$186	$314
Reliant Energy letter of credit facility due 2014	250	—	244	6
Retail working capital facility due 2012	300	—	—	300

	$1,050	$—	$430	$620

(8) Earnings Per Share
Reconciliations of the amounts used in the basic and diluted earnings (loss) per common share computations are:

	Three Months Ended March 31,
	2008		2007
	(in millions)

Income from continuing operations (basic)	$371		$260
Plus: Interest expense on 5.00% convertible senior subordinated notes, net of tax	—	(1)	—	(1)

Income from continuing operations (diluted)	$371		$260

(1)	In December 2006, we converted 99.2% of our convertible senior subordinated notes to common stock.

	Three Months Ended March 31,
	2008	2007
	(shares in thousands)

Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding (basic)	345,419	339,345
Plus: Incremental shares from assumed conversions:
Stock options	4,252	4,698
Restricted stock	543	478
Employee stock purchase plan	—	20
5.00% convertible senior subordinated notes	212	219
Warrants	3,677	4,692

Weighted average shares outstanding assuming conversion (diluted)	354,103	349,452

We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect:

	Three Months Ended March 31,
	2008		2007
	(shares in thousands, dollars in millions)

Shares excluded from the calculation of diluted earnings (loss) per share	—		415	(1)

Shares excluded from the calculation of diluted earnings (loss) per share because the exercise price exceeded the average market price	2,380	(1)	2,137	(1)

Interest expense that would be added to income if 5.00% convertible senior subordinated notes were dilutive	$—	(2)	$—	(2)

(1)	Includes stock options.

(2)	In December 2006, we converted 99.2% of our convertible senior subordinated notes to common stock.

(9) Income Taxes
(a) Tax Rate Reconciliation.
A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	Three Months Ended March 31,
	2008	2007

Federal statutory rate	35%	35%
Additions (reductions) resulting from:
Federal tax uncertainties	—	(1)
Western states litigation and similar settlements penalty	—	1
State income taxes, net of federal income taxes	3	2

Effective rate	38%	37%

(b) Valuation Allowances.
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
Our valuation allowances for deferred tax assets are:

			Capital, Foreign
	Federal	State	and Other, Net
	(in millions)

As of December 31, 2007	$14	$67	$22
Changes in valuation allowance	—	5	(1)

As of March 31, 2008	$14	$72	$21

(c) Adoption of FIN 48 and Tax Uncertainties.
Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes”. This interpretation addresses whether (and when) tax benefits claimed in our tax returns should be recorded in our financial statements. Pursuant to FIN 48, we may only recognize the tax benefit for financial reporting purposes from an uncertain tax position when it is more-likely-than-not that, based on the technical merits, the position will be sustained by taxing authorities or the courts. The recognized tax benefits are measured as the largest benefit having a greater than fifty percent likelihood of being realized upon settlement with a taxing authority. FIN 48 also provides guidance for derecognition, classification, interest and penalties, disclosures, transition rules and related matters. We classify accrued interest and penalties related to uncertain income tax positions in income tax expense/benefit.
We expect to continue discussions with taxing authorities regarding tax positions related to the following, and believe it is reasonably possible some of these matters could be resolved in the next 12 months; however, we cannot estimate the range of changes that might occur:
•	$177 million payment to CenterPoint during 2004 related to our residential customers;

•	$351 million charge during 2005 to settle certain civil litigation and claims relating to the Western states energy crisis (see note 14(a) to our consolidated financial statements in our Form 10-K); and

•	the timing of tax deductions as a result of negotiations with respect to California-related revenue, depreciation, emission allowances and certain employee benefits.

(10) Guarantees and Indemnifications
We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the guarantee was approximately $55 million as of March 31, 2008 and no liability is recorded in our consolidated balance sheets for this item.
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
We have guaranteed payments to a third party relating to energy sales from El Dorado Energy, LLC, a former investment. The estimated maximum potential amount of future payments under this guarantee was approximately $21 million as of March 31, 2008 and no liability is recorded in our consolidated balance sheets for this item.
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
(11) Contingencies
We are party to many legal proceedings, some of which may involve substantial amounts. Unless otherwise noted, we cannot predict the outcome of the matters described below.
(a) Pending Natural Gas Litigation.
The following proceedings relate to alleged conduct in the natural gas markets. In 2005 and 2006, we settled a number of proceedings that were pending in California and other Western states; however, a number of other proceedings remain pending.
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

Recent developments in these cases include:
•	In April 2008, we reached a confidential tentative agreement to settle the 16 cases comprising the California-based gas index litigation, including the case filed by LADWP. The settlement is subject to definitive documentation that has not been completed. The charges anticipated to be incurred in connection with the settlement were expensed during the first quarter of 2008.

•	In September 2007, the Ninth Circuit Court of Appeals issued decisions in a number of the other gas cases in which we are a defendant. The Ninth Circuit Court of Appeals reversed a series of lower court decisions holding that the filed rate doctrine barred the plaintiffs’ claims in those cases. As a result of the Ninth Circuit Court of Appeals rulings, these cases have been remanded for further proceedings at the trial court level.
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
Ash Disposal Landfill Closures. We are responsible for environmental costs related to the future closures of seven ash disposal landfills. We recorded the estimated discounted costs associated with these environmental liabilities as part of our asset retirement obligations. See note 2(o) to our consolidated financial statements in our Form 10-K.
Remediation Obligations. We are responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey. We recorded the estimated liability for the remediation costs of $8 million as of March 31, 2008 and December 31, 2007.
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
Global Warming. In February 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the United States District Court for the Northern District of California against us and 23 other electric generating and oil and gas companies. The lawsuit seeks damages of up to $400 million for the cost of relocating the village allegedly because of global warming caused by the greenhouse gas emissions of the defendants.

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
CenterPoint Indemnity. We have agreed to indemnify CenterPoint against certain losses relating to the lawsuits described in note 11(a) under “Pending Natural Gas Litigation.” We have also agreed to indemnify CenterPoint against losses relating to an alleged breach of fiduciary duties in violation of the Employee Retirement Income Security Act in a class action lawsuit in the United States District Court for the Southern District of Texas. The lawsuit seeks monetary damages and restitution. In January 2006, the court granted CenterPoint’s motion for summary judgment and dismissed the case with prejudice. In April 2008, the United States Court of Appeals for the Fifth Circuit affirmed the lower court’s decision.
Texas Franchise Audit. The state of Texas has issued assessment orders indicating an estimated tax liability of approximately $53 million (including interest and penalties of $16 million) relating primarily to the sourcing of receipts for 2000 through 2005. We are contesting the audit assessments related to this issue.
Sales Tax Contingencies. Some of our sales tax computations are subject to challenge under audit. As of March 31, 2008 and December 31, 2007, we have $19 million accrued in current and noncurrent liabilities relating to these contingencies.
(12) Supplemental Guarantor Information
Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes.

Condensed Consolidating Statements of Operations.

	Three Months Ended March 31, 2008
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$910	$2,352	$(447)	$2,815

Cost of sales	—	832	1,364	(445)	1,751
Operation and maintenance	—	62	152	(1)	213
Selling, general and administrative	—	5	72	(1)	76
Western states litigation and similar settlements	34	—	—	—	34
Gains on sales of assets and emission allowances, net	—	(1)	—	—	(1)
Depreciation and amortization	—	36	53	—	89

Total	34	934	1,641	(447)	2,162

Operating income (loss)	(34)	(24)	711	—	653

Income of equity investments of consolidated subsidiaries	387	43	—	(430)	—
Interest expense	(41)	(9)	(13)	—	(63)
Interest income	5	1	4	—	10
Interest income (expense) – affiliated companies, net	55	(38)	(17)	—	—

Total other expense	406	(3)	(26)	(430)	(53)

Income (loss) from continuing operations before income taxes	372	(27)	685	(430)	600
Income tax expense (benefit)	(5)	(24)	258	—	229

Income (loss) from continuing operations	377	(3)	427	(430)	371
Income from discontinued operations	—	6	—	—	6

Net income	$377	$3	$427	$(430)	$377

	Three Months Ended March 31, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$822	$2,071	$(531)	$2,362

Cost of sales	—	869	1,102	(528)	1,443
Operation and maintenance	—	59	175	(3)	231
Selling, general and administrative	—	4	83	—	87
Western states litigation and similar settlements	—	22	—	—	22
(Gains) losses on sales of assets and emission allowances, net	—	3	(3)	—	—
Depreciation and amortization	—	48	44	—	92

Total	—	1,005	1,401	(531)	1,875

Operating income (loss)	—	(183)	670	—	487

Income of equity investment, net	—	1	—	—	1
Income of equity investments of consolidated subsidiaries	216	—	—	(216)	—
Other, net	1	—	—	—	1
Interest expense	(56)	(8)	(23)	—	(87)
Interest income	4	3	3	—	10
Interest income (expense) – affiliated companies, net	91	(73)	(18)	—	—

Total other income (expense)	256	(77)	(38)	(216)	(75)

Income (loss) from continuing operations before income taxes	256	(260)	632	(216)	412
Income tax expense (benefit)	(3)	(74)	229	—	152

Income (loss) from continuing operations	259	(186)	403	(216)	260
Loss from discontinued operations	—	—	(1)	—	(1)

Net income (loss)	$259	$(186)	$402	$(216)	$259

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

	March 31, 2008
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$691	$—	$274	$—	$965
Restricted cash	—	3	2	—	5
Accounts and notes receivable, principally customer, net	11	254	729	(11)	983
Accounts and notes receivable – affiliated companies	1,814	286	340	(2,440)	—
Inventory	—	122	136	—	258
Derivative assets	—	207	1,890	—	2,097
Investment in and receivables from Channelview, net	1	88	—	—	89
Other current assets	19	154	96	(10)	259
Current assets of discontinued operations	—	6	—	—	6

Total current assets	2,536	1,120	3,467	(2,461)	4,662

Property, Plant and Equipment, net	—	2,843	2,362	—	5,205

Other Assets:
Goodwill and other intangibles, net	—	174	481	119	774
Notes receivable – affiliated companies	2,530	664	68	(3,262)	—
Equity investments of consolidated subsidiaries	2,533	348	—	(2,881)	—
Derivative assets	—	—	588	(3)	585
Other long-term assets	54	882	350	(731)	555

Total other assets	5,117	2,068	1,487	(6,758)	1,914

Total Assets	$7,653	$6,031	$7,316	$(9,219)	$11,781

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$—	$—	$12	$—	$12
Accounts payable, principally trade	—	82	634	(3)	713
Accounts and notes payable – affiliated companies	102	2,039	299	(2,440)	—
Derivative liabilities	—	182	1,571	—	1,753
Other current liabilities	80	196	265	(50)	491

Total current liabilities	182	2,499	2,781	(2,493)	2,969

Other Liabilities:
Notes payable – affiliated companies	—	2,327	935	(3,262)	—
Derivative liabilities	—	5	661	—	666
Other long-term liabilities	611	143	314	(699)	369
Long-term liabilities of discontinued operations	—	—	4	—	4

Total other liabilities	611	2,475	1,914	(3,961)	1,039

Long-term Debt	1,982	500	413	—	2,895

Commitments and Contingencies
Temporary Equity Stock-based Compensation	6	—	—	—	6

Total Stockholders’ Equity	4,872	557	2,208	(2,765)	4,872

Total Liabilities and Equity	$7,653	$6,031	$7,316	$(9,219)	$11,781

	December 31, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$490	$1	$264	$—	$755
Restricted cash	—	1	2	—	3
Accounts and notes receivable, principally customer, net	11	252	831	(11)	1,083
Accounts and notes receivable – affiliated companies	2,009	368	328	(2,705)	—
Inventory	—	148	137	—	285
Derivative assets	—	123	540	—	663
Investment in and receivables from Channelview, net	1	82	—	—	83
Other current assets	19	160	197	(17)	359
Current assets of discontinued operations	—	—	2	—	2

Total current assets	2,530	1,135	2,301	(2,733)	3,233

Property, Plant and Equipment, net	—	2,870	2,353	—	5,223

Other Assets:
Goodwill and other intangibles, net	—	184	482	119	785
Notes receivable – affiliated companies	2,365	656	68	(3,089)	—
Equity investments of consolidated subsidiaries	2,212	304	—	(2,516)	—
Derivative assets	—	44	332	—	376
Other long-term assets	55	860	356	(696)	575

Total other assets	4,632	2,048	1,238	(6,182)	1,736

Total Assets	$7,162	$6,053	$5,892	$(8,915)	$10,192

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$41	$—	$11	$—	$52
Accounts payable, principally trade	—	68	624	(5)	687
Accounts and notes payable – affiliated companies	103	2,223	379	(2,705)	—
Derivative liabilities	—	112	773	—	885
Other current liabilities	11	182	256	(23)	426

Total current liabilities	155	2,585	2,043	(2,733)	2,050

Other Liabilities:
Notes payable – affiliated companies	—	2,213	876	(3,089)	—
Derivative liabilities	—	57	417	—	474
Other long-term liabilities	539	152	284	(696)	279
Long-term liabilities of discontinued operations	—	—	4	—	4

Total other liabilities	539	2,422	1,581	(3,785)	757

Long-term Debt	1,986	500	417	—	2,903

Commitments and Contingencies
Temporary Equity Stock-based Compensation	5	—	—	—	5

Total Stockholders’ Equity	4,477	546	1,851	(2,397)	4,477

Total Liabilities and Equity	$7,162	$6,053	$5,892	$(8,915)	$10,192

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Three Months Ended March 31, 2008
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by continuing operations from operating activities	$65	$15	$222	$—	$302
Net cash used in discontinued operations from operating activities	—	—	2	—	2

Net cash provided by operating activities	65	15	224	—	304

Cash Flows from Investing Activities:
Capital expenditures	—	(5)	(45)	—	(50)
Investments in, advances to and from and distributions from subsidiaries, net(2)	176	—	(75)	(101)	—
Proceeds from sales of emission allowances	—	42	(44)	—	(2)
Restricted cash	—	(1)	(1)	—	(2)

Net cash provided by (used in) investing activities	176	36	(165)	(101)	(54)

Cash Flows from Financing Activities:
Payments of long-term debt	(45)	—	—	—	(45)
Changes in notes with affiliated companies, net(3)	—	(52)	(49)	101	—
Proceeds from issuances of stock	5	—	—	—	5

Net cash used in financing activities	(40)	(52)	(49)	101	(40)

Net Change in Cash and Cash Equivalents	201	(1)	10	—	210
Cash and Cash Equivalents at Beginning of Period	490	1	264	—	755

Cash and Cash Equivalents at End of Period	$691	$—	$274	$—	$965

	Three Months Ended March 31, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$38	$(128)	$125	$—	$35
Net cash used in discontinued operations from operating activities	—	—	(1)	—	(1)

Net cash provided by (used in) operating activities	38	(128)	124	—	34

Cash Flows from Investing Activities:
Capital expenditures	—	(8)	(34)	—	(42)
Investments in, advances to and from and distributions from subsidiaries, net(2)	(103)	—	—	103	—
Net sales (purchases) of emission allowances	—	10	(11)	—	(1)
Restricted cash	—	(2)	17	(1)	14

Net cash used in investing activities	(103)	—	(28)	102	(29)

Cash Flows from Financing Activities:
Payments of long-term debt	—	—	(3)	—	(3)
Increase in short-term borrowings and revolving credit facilities, net	—	—	6	—	6
Changes in notes with affiliated companies, net(3)	—	105	(2)	(103)	—
Payments of financing costs	(1)	—	—	—	(1)
Proceeds from issuances of stock	17	—	—	—	17

Net cash provided by financing activities	16	105	1	(103)	19

Net Change in Cash and Cash Equivalents	(49)	(23)	97	(1)	24
Cash and Cash Equivalents at Beginning of Period	286	24	154	—	464

Cash and Cash Equivalents at End of Period	$237	$1	$251	$(1)	$488

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	Net investments in, advances to and from and distributions from subsidiaries are classified as investing activities.

(3)	Net changes in notes with affiliated companies are classified as financing activities for subsidiaries of Reliant Energy and as investing activities for Reliant Energy.

(13) Reportable Segments
Financial data for our segments are as follows:

	Retail	Wholesale
	Energy	Energy		Other Operations		Eliminations	Consolidated
	(in millions)

Three months ended
March 31, 2008 (except as denoted):
Revenues from external customers	$1,935	$879	(1)	$1		$—	$2,815
Intersegment revenues	—	48		3		(51)	—
Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives (2)(3)	594	217	(4)	1		(1)	811
Total assets as of March 31, 2008	$3,728	$7,833		$1,167	(5)	$(947)	$11,781

Three months ended
March 31, 2007 (except as denoted):
Revenues from external customers	$1,701	$661		$—		$—	$2,362
Intersegment revenues	—	87		3		(90)	—
Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives (2)(6)	684	(42	)(7)	2		(2)	642
Total assets as of December 31, 2007	$2,285	$7,720		$1,081	(8)	$(894)	$10,192

(1)	Includes $107 million from affiliates.

(2)	Revenues less (a) cost of sales, (b) operation and maintenance, (c) selling and marketing and (d) bad debt expense.

(3)	Includes $528 million, $30 million and $558 million in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized gains on energy derivatives, which is a non-cash item.

(4)	Includes $45 million relating to historical and operational wholesale hedges.

(5)	Other operations include discontinued operations of $6 million.

(6)	Includes $616 million, $(94) million and $522 million in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized gains (losses) on energy derivatives, which is a non-cash item.

(7)	Includes $(33) million relating to historical and operational wholesale hedges.

(8)	Other operations include discontinued operations of $2 million.

	Three Months Ended March 31,
	2008	2007
	(in millions)

Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	$811	$642
Other general and administrative	36	41
Western states litigation and similar settlements	34	22
Gains on sales of assets and emission allowances, net	(1)	—
Depreciation	68	87
Amortization	21	5

Operating income	653	487
Income of equity investment, net	—	1
Other, net	—	1
Interest expense	(63)	(87)
Interest income	10	10

Income from continuing operations before income taxes	600	412
Income tax expense	229	152

Income from continuing operations	371	260
Income (loss) from discontinued operations	6	(1)

Net income	$377	$259

(14) Channelview’s Bankruptcy Filings
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
During 2007 and the three months ended March 31, 2008, we incurred $3 million and $1 million, respectively, in selling, general and administrative expenses related to these bankruptcy filings and associated costs, which do not include the reorganization costs that Channelview incurred subsequent to August 19, 2007. Channelview LP’s debt is non-recourse to Reliant Energy and the bankruptcy filings did not cause a default under any of our other debt.
As a result of the bankruptcies, we deconsolidated Channelview’s financial results beginning August 20, 2007, and began reporting our investment in Channelview using the cost method. The following table contains certain combined financial information of Channelview:

	March 31, 2008	December 31, 2007
	(in millions)

Property, plant and equipment, net	$354	$356
Secured debt obligations, including accrued interest	340	340
Payables to Reliant Energy and its subsidiaries, net	102	96
In February 2008, we entered into an agreement to sell our Channelview cogeneration assets and assign related contracts for $468 million. Pursuant to a bankruptcy court order, an auction was subsequently conducted and we received a higher offer of $500 million from another bidder. The sale is subject to closing conditions, including the approval of the bankruptcy court. In April 2008, the bankruptcy court decided that it would not approve the sale because a cash sharing agreement was not included in the contracts assigned. We are considering various alternatives with respect to the bankruptcy proceedings and our investment in Channelview. These alternatives include selling our equity interests, enabling the above-mentioned sale to proceed and pursuing a plan of reorganization. It is reasonably possible an impairment could be recognized of our net investment in and receivables from Channelview ($89 million as of March 31, 2008, classified as current assets).
(15) Discontinued Operations
Subsequent to the sale of our New York plants in February 2006, we continue to have (a) insignificant settlements with the independent system operator and (b) property tax settlements. In addition, we periodically record amounts for contingent consideration for the 2003 sale of our European energy operations. These amounts are classified as discontinued operations in our results of operations. We recognized $6 million and $(1) million of income (loss) before income taxes from discontinued operations during the three months ended March 31, 2008 and 2007, respectively. Of the 2008 amount, we recorded $6 million related to our European energy operations and received $6 million in cash during the second quarter of 2008. In addition, we have some amounts on our consolidated balance sheets classified as discontinued operations relating to these items.
(16) Subsequent Event
On April 21, 2008, we entered into an agreement to sell our Bighorn natural gas-fired combined-cycle electric generation facility located in Clark County, Nevada with a nominal capacity of 598 megawatts and assign some related contracts. The $500 million purchase price is subject to certain adjustments, which are not expected to be material. We expect to recognize a small gain on the sale. The sale is subject to customary closing conditions, including the approval of the Federal Energy Regulatory Commission and the Public Utilities Commission of Nevada. We expect to close in the second half of 2008.

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
Business Overview
We provide electricity and energy services to retail and wholesale customers through two business segments.
•	Retail energy — provides electricity and energy services to approximately 1.8 million retail electricity customers in Texas, including residential and small business customers and commercial, industrial and governmental/institutional customers. Our next largest market is the PJM Market, where we serve commercial, industrial and governmental/institutional customers. We regularly evaluate entering other markets.

•	Wholesale energy — provides electricity and energy services in the competitive wholesale energy markets in the United States through our ownership and operation or contracting for power generation capacity. As of March 31, 2008, we had approximately 16,000 MW of power generation capacity.
Key Earnings Drivers.
Retail Energy. The retail energy segment is a low capital investment electricity resale business with relatively stable earnings (excluding unrealized gains/losses on energy derivatives). We earn a margin by selling electricity to end-use customers and simultaneously acquiring supply. The key earnings drivers in the retail energy segment are the volume of electricity we sell to customers, the unit margins received on those sales and the cost of acquiring and serving those customers (operating costs). These earnings drivers are impacted by various factors including:
Volume of electricity sales
•	Local weather patterns

•	Number and type of customers

•	Energy efficiency behaviors

•	Expansion into new markets
Unit margins
•	Competitive tactics of other retailers in the market

•	Cost of supply compared to revenue rate charged

•	Incremental value-added services
Operating costs
•	Operating efficiencies

•	Cost to acquire and retain customers

•	Ability to collect

Wholesale Energy. The wholesale energy segment is a capital-intensive, cyclical business. Earnings are significantly impacted by spark spreads and capacity prices. Spark spreads are driven by a number of factors, including the prices of natural gas, coal and fuel oil, the cost of emissions, transmission, weather and global macro-economic factors, none of which we control. The factor that we have the most control over is the percentage of time that our generating assets are available to run when it is economical for them to do so (commercial capacity factor). The key earnings drivers in the wholesale energy segment are the amount of time our power plants are economical to operate (economic generation) and commercial capacity factor, which both determine the amount of electricity we generate, the margin we earn for each unit of electricity sold, the availability of our generating assets to meet demand (other margin) and operating costs. These earnings drivers are impacted by various factors including:
Economic generation
•	Supply and demand fundamentals

•	Spark spreads

•	Generation asset fuel type and efficiency
Commercial capacity factor
•	Operations excellence

•	Maintenance practices
Unit margin
•	Supply and demand fundamentals

•	Commodity prices

•	Generation asset fuel type and efficiency
Other margin
•	Capacity prices

•	Power purchase agreements sold to others

•	Ancillary services
Operating costs
•	Operating efficiencies

•	Maintenance practices

•	Generation asset fuel type
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
On April 21, 2008, we entered into an agreement to sell our Bighorn natural gas-fired combined-cycle electric generation facility located in Clark County, Nevada with a nominal capacity of 598 megawatts for $500 million and assign some related contracts. See note 16 to our interim financial statements for further discussion.
In April 2008, the court overseeing Channelview’s bankruptcy proceedings did not approve the sale of Channelview. We are considering various alternatives regarding our interests in Channelview. See note 14 to our interim financial statements for further discussion.

Consolidated Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
We reported $377 million consolidated net income, or $1.07 income per diluted share, for the three months ended March 31, 2008 compared to $259 million consolidated net income, or $0.74 income per diluted share, for the same period in 2007.

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)

Retail energy contribution margin, including unrealized gains/losses on energy derivatives	$594	$684	$(90)
Wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	217	(42)	259
Other contribution margin	—	2	(2)
Other general and administrative	(36)	(41)	5
Western states litigation and similar settlements	(34)	(22)	(12)
Gains on sales of assets and emission allowances, net	1	—	1
Depreciation and amortization	(89)	(92)	3
Income of equity investment, net	—	1	(1)
Other, net	—	(1)	1
Interest expense	(63)	(87)	24
Interest income	10	10	—
Income tax expense	(229)	(152)	(77)

Income from continuing operations	371	260	111
Income (loss) from discontinued operations	6	(1)	7

Net income	$377	$259	$118

Retail Energy Segment.
In analyzing the results of our retail energy segment, we use the non-GAAP financial measures “retail gross margin” and “retail contribution margin,” which exclude the item described below, as well as our retail energy segment profit and loss measure, “contribution margin, including unrealized gains/losses on energy derivatives.” Retail gross margin and retail contribution margin should not be relied upon without considering the GAAP financial measures. The item that is excluded from these non-GAAP financial measures has a recurring effect on our earnings and reflects aspects of our business that are not taken into account by these measures.
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
Our retail energy segment’s contribution margin, including unrealized gains/losses on energy derivatives was $594 million during the three months ended March 31, 2008, compared to $684 million in the same period of 2007. The $90 million decrease was primarily due to the net change in unrealized gains/losses on energy derivatives of $88 million. Retail contribution margin decreased $2 million primarily due to an $11 million decrease in retail gross margin, partially offset by a $10 million decrease in bad debt expense. See “— Retail Energy Margins” below for explanations.

Retail Energy Operational Data.

	Three Months Ended March 31,
	2008	2007
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	2,381	2,690
Non-Houston	1,828	1,952
Small Business:
Houston	593	725
Non-Houston	303	333

Total Mass	5,105	5,700
Commercial and Industrial:
ERCOT(1)(2)	8,635	7,857
Non-ERCOT	1,324	1,006

Total Commercial and Industrial	9,959	8,863

Market usage adjustments	(73)	(86)

Total	14,991	14,477

(1)	These volumes include customers of the Texas General Land Office for whom we provide services.

(2)	ERCOT is the Electric Reliability Council of Texas.

	Three Months Ended March 31,
	2008	2007
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	1,003	1,083
Non-Houston	550	555
Small Business:
Houston	108	121
Non-Houston	38	33

Total Mass	1,699	1,792
Commercial and Industrial:
ERCOT(1)	90	83
Non-ERCOT	2	1

Total Commercial and Industrial	92	84

Total	1,791	1,876

(1)	Includes customers of the Texas General Land Office for whom we provide services.

	March 31, 2008	December 31, 2007
	(in thousands, metered locations)
Retail Customers:
Mass:
Residential:
Houston	993	1,016
Non-Houston	546	555
Small Business:
Houston	108	109
Non-Houston	38	38

Total Mass	1,685	1,718
Commercial and Industrial:
ERCOT(1)	89	91
Non-ERCOT	2	2

Total Commercial and Industrial	91	93

Total	1,776	1,811

(1)	Includes customers of the Texas General Land Office for whom we provide services.
Retail Energy Revenues.

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$348	$413	$(65	)(1)
Non-Houston	243	268	(25	)(2)
Small Business:
Houston	95	121	(26	)(1)
Non-Houston	45	48	(3)

Total Mass	731	850	(119)
Commercial and Industrial:
ERCOT	813	707	106	(3)
Non-ERCOT	116	73	43	(3)

Total Commercial and Industrial	929	780	149

Total	1,660	1,630	30

Retail energy revenues from resales of purchased power and other hedging activities	282	77	205	(4)
Market usage adjustments	(7)	(6)	(1)

Total retail energy revenues	$1,935	$1,701	$234

(1)	Decrease primarily due to (a) lower volumes driven by (i) fewer number of customers and (ii) milder weather and (b) lower unit sales prices.

(2)	Decrease primarily due to (a) milder weather and (b) lower unit sales prices.

(3)	Increase primarily due to (a) higher volumes due to increased number of customers, partially offset by a change in customer usage and mix and (b) higher unit sales prices.

(4)	Increase primarily due to our supply management activities in various markets in Texas.

Retail Energy Cost of Sales.

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)

Costs of sales	$1,728	$1,440	$288
Retail energy intersegments costs	48	87	(39)

Subtotal	1,776	1,527	249	(1)

Market usage adjustments	(6)	(2)	(4)
Unrealized gains on energy derivatives	(528)	(616)	88	(2)

Total retail energy cost of sales	$1,242	$909	$333

(1)	Increase primarily due to higher unit prices of purchased power at the time of procurement.

(2)	See footnote 4 under “— Retail Energy Margins.”
Retail Energy Margins.

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)

Mass gross margin	$127	$160	$(33	)(1)
Commercial and industrial gross margin	39	20	19	(2)
Market usage adjustments	(1)	(4)	3

Retail gross margin	165	176	(11)

Operation and maintenance	(60)	(61)	1
Selling and marketing expense	(32)	(30)	(2)
Bad debt expense	(7)	(17)	10	(3)

Retail contribution margin	66	68	(2)
Unrealized gains on energy derivatives	528	616	(88	)(4)

Total retail energy contribution margin, including unrealized gains/losses on energy derivatives(5)	$594	$684	$(90)

(1)	Decrease primarily due to (a) lower volumes driven by (i) fewer number of customers, (ii) milder weather and (iii) a change in customer usage and mix and (b) lower unit margins (lower unit sales prices, partially offset by lower unit prices of purchased power at the time of procurement).

(2)	Increase primarily due to higher unit margins (higher unit sales prices, partially offset by higher unit prices of purchased power at the time of procurement).

(3)	Decrease primarily due to improved collections compared to our expectations.

(4)	Decrease primarily due to (a) $157 million loss related to liquidity and credit reserves and (b) $152 million loss on energy derivatives settled during the period. These decreases were partially offset by $207 million gain due to changes in prices on our derivatives marked to market.

(5)	Retail energy segment profit and loss measure.
Wholesale Energy Segment.
In analyzing the results of our wholesale energy segment, we use the non-GAAP financial measures “open energy gross margin,” “open wholesale gross margin” and “open wholesale contribution margin,” which exclude the items described below, as well as our wholesale energy segment profit and loss measure, “contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives.” Open energy gross margin, open wholesale gross margin and open wholesale contribution margin should not be relied upon without considering the GAAP financial measures. The items that are excluded from these non-GAAP financial measures have a recurring effect on our earnings and reflect aspects of our business that are not taken into account by these measures.
Historical and Operational Wholesale Hedges. We exclude the recurring effect of certain historical wholesale hedges that were entered into in order to hedge the economics of a portion of our wholesale operations.  These amounts primarily relate to settlements of forward power hedges, long-term tolling purchases, long-term natural gas transportation contracts not serving our generation assets and our legacy energy trading.  We also exclude the effect of certain on-going operational wholesale hedges that were entered into primarily to mitigate certain operational risks at our generation assets.  These amounts primarily relate to settlements of fuel hedges, long-term natural gas transportation contracts and storage contracts.  Operational wholesale hedges are derived based on methodology consistent with the calculation of open energy gross margin. We believe that it is useful to us, investors, analysts and others to show our results in the absence of both historical and operational hedges. The impact of these hedges on our financial results is not a function of the operating performance of our generation assets, and excluding the impact better reflects the operating performance of our generation assets based on prevailing market conditions.

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
Our wholesale energy segment’s contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives was $217 million during the three months ended March 31, 2008 compared to $(42) million in the same period of 2007. The $259 million increase was primarily due to (a) net change in unrealized gains/losses on energy derivatives of $124 million and (b) $78 million increase in historical and operational wholesale hedges. Open wholesale contribution margin increased $57 million primarily due to a $41 million increase in open wholesale gross margin and an $18 million decrease in operation and maintenance expenses. See “— Wholesale Energy Margins” below for explanations.

Wholesale Energy Operational and Financial Data.

	Three Months Ended March 31,
	2008		2007
	GWh	% Economic(1)	GWh	% Economic(1)

Economic Generation(2):
PJM Coal	5,963.9	82%	6,098.5	84%
MISO Coal	2,048.4	74%	2,181.5	81%
PJM/MISO Gas	60.8	1%	74.8	1%
West	238.4	3%	8.5	0%
Other	—	0%	1,336.9	65%

Total	8,311.5	34%	9,700.2	37%

Commercial Capacity Factor(3):
PJM Coal	84.9%		79.2%
MISO Coal	75.3%		61.3%
PJM/MISO Gas	93.9%		64.4%
West	76.3%		100.0%
Other	0.0%		90.8%

Total	82.3%		76.7%

Generation (4):
PJM Coal	5,062.9		4,832.3
MISO Coal	1,542.3		1,336.3
PJM/MISO Gas	57.1		48.2
West	181.8		8.5
Other	—		1,214.1

Total	6,844.1		7,439.4

Open Energy Unit Margin ($/MWh)(5):
PJM Coal	$33.78		$30.83
MISO Coal	29.83		27.69
PJM/MISO Gas	87.57		20.75
West	NM (6)		NM (6)
Other	—		5.77

Total weighted average	$31.71		$25.54

(1)	Represents economic generation (hours) divided by maximum generation hours (maximum plant capacity multiplied by 8,760 hours).

(2)	Estimated generation at 100% plant availability based on an hourly analysis of when it is economical to generate based on the price of power, fuel, emission allowances and variable operating costs.

(3)	Generation divided by economic generation.

(4)	Excludes generation related to power purchase agreements, including tolling agreements.

(5)	Represents open energy gross margin divided by generation.

(6)	NM is not meaningful.

Wholesale Energy Revenues.

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)

Wholesale energy third-party revenues	$785	$646	$139	(1)
Wholesale energy intersegment revenues	48	87	(39	)(2)

Subtotal	833	733	100

Revenues — affiliates	107	—	107	(3)
Unrealized gains (losses)	(13)	15	(28	)(4)

Total wholesale energy revenues	$927	$748	$179

(1)	Increase primarily due to (a) higher power sales prices, (b) higher power sales volumes, (c) higher natural gas sales prices and (d) higher RPM capacity payments. These increases were partially offset by (a) lower natural gas sales volumes and (b) lower steam sales due to the deconsolidation of Channelview on August 20, 2007.

(2)	Decrease primarily due to lower power sales volumes.

(3)	We deconsolidated Channelview on August 20, 2007. These revenues represent sales of fuel to Channelview.

(4)	See footnote 9 under “— Wholesale Energy Margins.”
Wholesale Energy Cost of Sales.

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)

Wholesale energy third-party costs	$521	$512	$9	(1)
Cost of sales — affiliates	79	—	79	(2)
Unrealized (gains) losses	(43)	109	(152	)(3)

Total wholesale energy cost of sales	$557	$621	$(64)

(1)	Increase primarily due to (a) higher prices paid for natural gas and (b) higher coal prices. These increases were partially offset by lower purchased natural gas volumes.

(2)	We deconsolidated Channelview on August 20, 2007. These cost of sales represent purchases of power from Channelview.

(3)	See footnote 9 under “— Wholesale Energy Margins.”

Wholesale Energy Margins.

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)

Open energy gross margin(1):
PJM Coal	$171	$149	$22	(2)
MISO Coal	46	37	9	(3)
PJM/MISO Gas	5	1	4
West	(5)	(4)	(1)
Other	—	7	(7)

Total	217	190	27

Other margin(4):
PJM Coal	18	7	11	(5)
MISO Coal	2	2	—
PJM/MISO Gas	27	11	16	(5)
West	22	23	(1)
Other	9	21	(12	)(6)

Total	78	64	14

Open wholesale gross margin	295	254	41

Operation and maintenance	(152)	(170)	18	(7)
Bad debt expense	(1)	1	(2)

Open wholesale contribution margin	142	85	57
Historical and operational wholesale hedges	45	(33)	78	(8)
Unrealized gains (losses) on energy derivatives	30	(94)	124	(9)

Total wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(10)	$217	$(42)	$259

(1)	Open energy gross margin is calculated using the power sales prices received by the plants less delivered spot fuel prices. This figure excludes the effects of other margin, our historical and operational wholesale hedges and unrealized gains/losses on energy derivatives.

(2)	Increase primarily due to (a) higher open energy unit margins (higher power prices partially offset by higher fuel costs) and (b) higher commercial capacity factor primarily due to lower planned outages in 2008.

(3)	Increase primarily due to higher commercial capacity factor due to lower planned and unplanned outages in 2008.

(4)	Other margin represents power purchase agreements, capacity payments, ancillary services revenues and selective commercial hedge strategies.

(5)	Increase primarily due to higher RPM capacity payments.

(6)	Decrease primarily due to (a) the deconsolidation of Channelview on August 20, 2007 and (b) lower revenue from power purchase agreements.

(7)	Decrease primarily due to (a) $11 million decrease in planned outages and maintenance spending and (b) decreases due to the deconsolidation of Channelview on August 20, 2007.

(8)	Increase primarily due to (a) $39 million in higher margins on operational hedges and (b) $39 million decrease in losses on closed power hedges.

(9)	Increase primarily due to (a) $155 million in gains due to changes in prices on our derivatives marked to market, partially offset by $27 million loss due to settlements.

(10)	Wholesale energy segment profit and loss measure.

Other General and Administrative

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)

Salaries and benefits	$18	$20	$(2)
Professional fees, contract services and information systems maintenance	7	7	—
Rent and utilities	6	6	—
Legal costs	2	7	(5)
Other, net	3	1	2

Other general and administrative	$36	$41	$(5)

Western States Litigation and Similar Settlements. See note 14(a) to our consolidated financial statements in our Form 10-K.
Gains on Sales of Assets and Emission Allowances, Net. This amount did not change significantly.
Depreciation and Amortization.

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)

Depreciation on plants	$58	$76	$(18	)(1)
Depreciation on information systems	8	10	(2)
Other, net — depreciation	2	1	1

Depreciation	68	87	(19)

Amortization of emission allowances	20	4	16	(2)
Other, net — amortization	1	1	—

Amortization	21	5	16

Depreciation and amortization	$89	$92	$(3)

(1)	Decrease primarily due to early retirements of plant components when replacement components are installed for upgrades (from $15 million in 2007 to $0 in 2008).

(2)	Increase primarily due to higher average of cost of SO2 allowances purchased and used.
Income of Equity Investment, Net. This represents income, which did not change significantly, from our equity method investment in Sabine Cogen, LP.
Other, Net. Other, net did not change significantly.

Interest Expense.

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)

Fixed-rate debt	$57	$59	$(2)
Fees for MWh’s delivered under credit-enhanced retail structure	6	5	1
Deferred financing costs	3	4	(1)
Financing fees expensed	2	4	(2)
Variable-rate debt	—	8	(8)
Channelview	—	6	(6	)(1)
Unrealized losses on derivatives	—	3	(3)
Capitalized interest	(3)	—	(3)
Amortization of fair value adjustment of acquired debt	(3)	(3)	—
Other, net	1	1	—

Interest expense	$63	$87	$(24)

(1)	Decrease due to the deconsolidation of Channelview on August 20, 2007.
Interest Income.

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)

Interest on temporary cash investments	$9	$7	$2
Net margin deposits	1	3	(2)

Interest income	$10	$10	$—

Income Tax Expense. See note 9 to our interim financial statements.
Income (Loss) from Discontinued Operations. See note 15 to our interim financial statements.
Liquidity and Capital Resources
During the three months ended March 31, 2008, we generated $302 million in operating cash flows from continuing operations, including the changes in margin deposits of $9 million (cash inflow).
As of April 25, 2008, we had total available liquidity of $1.5 billion, comprised of unused borrowing capacity, letters of credit capacity and cash and cash equivalents. Of this amount, $300 million is available only to our retail business through our working capital facility agreement with Merrill Lynch. In addition, Merrill Lynch provides financial support that significantly reduces the liquidity requirements and substantially eliminates collateral postings for our retail business. See note 7 to our consolidated financial statements in our Form 10-K.
See “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of our Form 10-K and note 6 to our consolidated financial statements in our Form 10-K.

Credit Risk
By extending credit to our counterparties, we are exposed to credit risk. As of March 31, 2008, our derivative assets and accounts receivable from our wholesale energy and retail energy power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, are:

	Exposure	Credit		Number of	Net Exposure of
	Before	Collateral	Exposure	Counterparties	Counterparties
Credit Rating Equivalent	Collateral(1)	Held	Net of Collateral	>10%	>10%
	(dollars in millions)

Investment grade	$426	$(13)	$413	1	$266
Non-investment grade	344	—	344	2	279
No external ratings:
Internally rated — Investment grade	51	—	51	—	—
Internally rated — Non-investment grade	33	(6)	27	—	—

Total	$854	$(19)	$835	3	$545

(1)	The table excludes amounts related to contracts classified as normal purchase/normal sale and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Nonperformance could have a material adverse impact on our future results of operations, financial condition and cash flows.
As of March 31, 2008, one investment grade counterparty represented 31% ($266 million) of our credit exposure and two non-investment grade counterparties represented 33% ($279 million) of our credit exposure. As of December 31, 2007, two non-investment grade counterparties represented 47% ($206 million) of our credit exposure. As of March 31, 2008 and December 31, 2007, we held no collateral from these counterparties. There were no other counterparties representing greater than 10% of our credit exposure.
Off-Balance Sheet Arrangements
As of March 31, 2008, we have no off-balance sheet arrangements.

Historical Cash Flows
Cash Flows — Operating Activities

	Three Months Ended March 31,
	2008		2007		Change
	(in millions)

Operating income	$653		$487		$166
Depreciation and amortization	89		92		(3)
Gains on sales of assets and emission allowances, net	(1)		—		(1)
Net changes in energy derivatives	(548	) (1)	(509	) (2)	(39)
Western states litigation and similar settlements	34		—		34
Western states litigation and similar settlements payments	—		(35)		35
Margin deposits, net	9		86		(77)
Change in accounts and notes receivable and accounts payable, net	107		70		37
Net option premiums purchased	(10)		(12)		2
Settlements of exchange transactions prior to contractual period(3)	(5)		(8)		3
Interest payments	(9)		(75)		66
Income tax refunds, net of payments	22		—		22
Other, net	(39)		(61)		22

Net cash provided by continuing operations from operating activities	302		35		267
Net cash provided by (used in) discontinued operations from operating activities	2		(1)		3

Net cash provided by operating activities	$304		$34		$270

(1)	Includes unrealized gains on energy derivatives of $558 million.

(2)	Includes unrealized gains on energy derivatives of $522 million.

(3)	Represents exchange transactions financially settled within three business days prior to the contractual delivery month.
Cash Flows — Investing Activities

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)

Capital expenditures	$(50)	$(42)	$(8)
Proceeds from sales of emission allowances	2	—	2
Purchases of emission allowances	(4)	(1)	(3)
Restricted cash	(2)	14	(16)

Net cash used in investing activities	$(54)	$(29)	$(25)

Cash Flows — Financing Activities

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)

Payments of senior secured notes	$(45)	$—	$(45)
Proceeds from issuance of stock	5	17	(12)
Payments of financing costs	—	(1)	1
Other, net	—	3	(3)

Net cash provided by (used in) financing activities	$(40)	$19	$(59)

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates
New Accounting Pronouncements
See notes 1 and 3 to our interim financial statements.
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
On January 1, 2008, we adopted SFAS No. 157, which discusses fair value measurements. See note 3 to our interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks and Risk Management
Our primary market risk exposure relates to fluctuations in commodity prices. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K.
Non-Trading Market Risks
Commodity Price Risk
As of March 31, 2008, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

	Twelve
	Months
	Ending
	March 31,	Remainder				2013 and	Total fair
Source of Fair Value	2009	of 2009	2010	2011	2012	thereafter	value
	(in millions)

Prices actively quoted	$(20)	$1	$2	$1	$14	$—	$(2)
Prices provided by other external sources	461	32	(26)	(2)	—	—	465
Prices based on models and other valuation methods	(108)	(21)	(16)	(42)	(24)	—	(211)

Total mark-to-market non-trading derivatives	$333	$12	$(40)	$(43)	$(10)	$—	$252

A hypothetical 10% movement in the underlying energy prices would have the following potential gain (loss) impacts on our non-trading derivatives:

		Fair Value of	Earnings Impact of	Total Potential
As of	Market Prices	Cash Flow Hedges	Other Derivatives	Loss in Fair Value
			(in millions)

March 31, 2008	10% decrease	$—	$(412)	$(412)
December 31, 2007	10% decrease	—	(353)	(353)
Interest Rate Risk
We remain subject to the benefits or losses associated with movements in market interest rates related to certain variable rate debt, cash, cash equivalents and margin deposits, which are most vulnerable to changes in the federal funds rate. As we deconsolidated Channelview on August 20, 2007 and have no borrowings under our senior secured revolver or retail working capital facility, we have no variable rate debt outstanding as of March 31, 2008.
We assess interest rate risks using a sensitivity analysis that measures the potential change in our interest expense/income based on a hypothetical one percentage point movement in the underlying variable interest rate indices. If interest rates increased/decreased by one percentage point, our interest expense would have increased/decreased for the twelve months ended March 31, 2008 and December 31, 2007 by $2 million and $4 million, respectively, and our interest income, net of interest expense would have increased/decreased by $4 million and $2 million, respectively.
We estimated these amounts by considering the impact of hypothetical changes in interest rates on our variable-rate debt, cash and cash equivalents and net margin deposits based on average balances throughout the respective periods.
If interest rates decreased by one percentage point from their March 31, 2008 and December 31, 2007 levels, the fair market values of our fixed-rate debt would have increased by $195 million and $201 million, respectively.

Trading Market Risks
As of March 31, 2008, the fair values of the contracts related to our legacy trading positions and recorded as net derivative assets and liabilities are:

	Twelve
	Months
	Ending
	March 31,	Remainder				2013 and	Total fair
Source of Fair Value	2009	of 2009	2010	2011	2012	thereafter	value
	(in millions)

Prices actively quoted	$(59)	$—	$—	$—	$—	$—	$(59)
Prices provided by other external sources	73	—	—	—	—	—	73
Prices based on models and other valuation methods	(3)	—	—	—	—	—	(3)

Total	$11	$—	$—	$—	$—	$—	$11

Our consolidated realized and unrealized margins relating to these positions are (income (loss)):

	Three Months Ended March 31,
	2008	2007
	(in millions)

Realized	$7	$10
Unrealized	(11)	(10)

Total	$(4)	$—

An analysis of these net derivative assets and liabilities is:

	Three Months Ended March 31,
	2008		2007
	(in millions)

Fair value of contracts outstanding, beginning of period	$19		$9
Contracts realized or settled	(10	)(1)	(13	)(2)
Changes in fair values attributable to market price and other market changes	2		2

Fair value of contracts outstanding, end of period	$11		$(2)

(1)	Amount includes realized gain of $(7) million and deferred settlements of $(3) million.

(2)	Amount includes realized gain of $(10) million and deferred settlements of $(3) million.
The daily value-at-risk for our legacy trading positions is:

	2008(1)	2007
	(in millions)

As of March 31	$1	$3
Three months ended March 31:
Average	1	3
High	1	4
Low	—	2

(1)	The major parameters for calculating daily value-at-risk remain the same during 2008 as disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of March 31, 2008, the end of the period covered by this Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See note 11 to our interim financial statements in this Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the first quarter of 2008, we issued 674,921 shares of unregistered common stock pursuant to cashless warrant exercises under an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.
ITEM 6. EXHIBITS
Exhibits.
See Index of Exhibits.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT ENERGY, INC. (Registrant)
May 1, 2008	By:	/s/ Thomas C. Livengood
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

SEC File or
Exhibit		Report or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

+2.1	Asset Purchase Agreement for Bighorn power plant by and among Reliant Energy Wholesale Generation, LLC, Reliant Energy Asset Management, LLC and Nevada Power Company dated as of April 21, 2008

3.1	Third Restated Certificate of Incorporation	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	3.1

3.2	Third Amended and Restated Bylaws	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007	1-16455	3.3

4.1
Registrant has omitted instruments with respect to long-term debt in an amount that does not exceed 10% of the registrant’s total assets and its subsidiaries on a consolidated basis and hereby undertakes to furnish a copy of any such agreement to the Securities and Exchange Commission upon request

+*10.1	2002 Long-Term Incentive Plan 2008 Long-Term Incentive Award Program for officers and Form of Agreement

+31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002