Form 10-Q
period 2008-06-30
RELIANT ENERGY INC
filed 2008-08-05
CIK 1126294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2008, the latest practicable date for determination, Reliant Energy, Inc. had 348,646,409 shares of common stock outstanding and no shares of treasury stock.

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
Actual results may differ materially from those expressed or implied by the forward-looking statements as a result of many factors or events, including, but not limited to, the following:
•	Demand and market prices for electricity, purchased power and fuel and emission allowances;

•	Limitations on our ability to set rates at market prices;

•	Legislative, regulatory and/or market developments;

•	Our ability to obtain adequate fuel supply and/or transmission and distribution services;

•	Interruption or breakdown of our generating equipment and processes;

•	Failure of third parties to perform contractual obligations;

•	Changes in environmental regulations that constrain our operations or increase our compliance costs;

•	Failure by transmission system operators to communicate operating and system information properly and timely;

•	Failure to meet our debt service, collateral postings and obligations related to our credit-enhanced retail structure;

•	Ineffective hedging and other risk management activities;

•	Changes in the wholesale energy market or in our evaluation of our generation assets;

•	The outcome of pending or threatened lawsuits, regulatory proceedings, tax proceedings and investigations;

•	Weather-related events or other events beyond our control;

•	The timing and extent of changes in commodity prices and interest rates;

•	Our ability to attract and retain retail customers and to adequately forecast their energy needs and usage;

•	Failure of our credit-enhanced retail structure; and

•	Financial market conditions and our access to capital.
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

ii

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(thousands of dollars,
	except per share amounts)
Revenues:
Revenues (including $5,627, $(10,848) $(6,957) and $3,722 unrealized gains (losses)) (including $145,592, $0, $253,001 and $0 from affiliates)	$3,423,535	$2,649,915	$6,238,959	$5,012,516

Expenses:
Cost of sales (including $564,562, $(315,497) $1,135,445 and $192,162 unrealized gains (losses)) (including $121,134, $0, $200,130 and $0 from affiliates)	2,408,849	2,475,716	4,160,521	3,919,207
Operation and maintenance	229,423	233,966	441,901	464,707
Selling, general and administrative	85,414	103,084	161,064	190,681
Western states litigation and similar settlements	—	—	34,000	22,000
Gains on sales of assets and emission and exchange allowances, net	(22,312)	(1,727)	(22,923)	(1,727)
Depreciation and amortization	88,775	110,603	177,369	202,572

Total operating expense	2,790,149	2,921,642	4,951,932	4,797,440

Operating Income (Loss)	633,386	(271,727)	1,287,027	215,076

Other Income (Expense):
Income of equity investment, net	988	1,366	1,195	2,526
Debt extinguishments	—	(71,269)	(423)	(71,269)
Other, net	90	(574)	26	494
Interest expense	(63,230)	(121,975)	(126,331)	(209,045)
Interest income	10,747	8,232	20,251	18,696

Total other expense	(51,405)	(184,220)	(105,282)	(258,598)

Income (Loss) from Continuing Operations Before Income Taxes	581,981	(455,947)	1,181,745	(43,522)
Income tax expense (benefit)	223,122	(174,884)	451,909	(22,822)

Income (Loss) from Continuing Operations	358,859	(281,063)	729,836	(20,700)
Income (loss) from discontinued operations	(171)	(1,889)	6,064	(3,541)

Net Income (Loss)	$358,688	$(282,952)	$735,900	$(24,241)

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$1.04	$(0.82)	$2.11	$(0.06)
Income (loss) from discontinued operations	(0.01)	(0.01)	0.02	(0.01)

Net income (loss)	$1.03	$(0.83)	$2.13	$(0.07)

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$1.01	$(0.82)	$2.06	$(0.06)
Income (loss) from discontinued operations	—	(0.01)	0.02	(0.01)

Net income (loss)	$1.01	$(0.83)	$2.08	$(0.07)

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
	(thousands of dollars, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$797,223	$754,962
Restricted cash	7,086	3,251
Accounts and notes receivable, principally customer, net of allowance of $19,497 and $36,724	1,504,054	1,082,746
Inventory	330,799	285,408
Derivative assets	3,896,022	663,049
Margin deposits	203,284	139,834
Investment in and receivables from Channelview, net	84,728	83,253
Prepayments and other current assets	129,332	218,873
Assets held for sale	452,857	—
Current assets of discontinued operations	—	2,133

Total current assets	7,405,385	3,233,509

Property, plant and equipment, gross	6,507,625	6,852,170
Accumulated depreciation	(1,692,618)	(1,629,953)

Property, Plant and Equipment, net	4,815,007	5,222,217

Other Assets:
Goodwill, net	351,634	379,644
Other intangibles, net	394,105	405,338
Derivative assets	1,406,213	376,535
Prepaid lease	262,489	270,133
Other	233,126	304,424

Total other assets	2,647,567	1,736,074

Total Assets	$14,867,959	$10,191,800

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$24,467	$52,546
Accounts payable, principally trade	1,188,571	687,046
Derivative liabilities	3,066,290	885,346
Margin deposits	9,100	250
Other	607,588	426,839
Liabilities held for sale	53,206	—
Current liabilities of discontinued operations	4,766	—

Total current liabilities	4,953,988	2,052,027

Other Liabilities:
Derivative liabilities	1,385,211	473,516
Other	399,584	278,641
Long-term liabilities of discontinued operations	3,542	3,542

Total other liabilities	1,788,337	755,699

Long-term Debt	2,877,848	2,902,346

Commitments and Contingencies
Temporary Equity Stock-based Compensation	5,603	4,694

Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 347,813,336 and 344,579,508 issued)	109	106
Additional paid-in capital	6,228,514	6,215,512
Accumulated deficit	(899,626)	(1,635,526)
Accumulated other comprehensive loss	(86,814)	(103,058)

Total stockholders’ equity	5,242,183	4,477,034

Total Liabilities and Equity	$14,867,959	$10,191,800

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(thousands of dollars)
Cash Flows from Operating Activities:
Net income (loss)	$735,900	$(24,241)
(Income) loss from discontinued operations	(6,064)	3,541

Net income (loss) from continuing operations	729,836	(20,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	177,369	202,572
Deferred income taxes	430,817	(30,116)
Net changes in energy derivatives	(1,105,625)	(166,400)
Amortization of deferred financing costs	4,376	45,443
Gains on sales of assets and emission and exchange allowances, net	(22,923)	(1,727)
Debt extinguishments	423	71,269
Western states litigation and similar settlements	34,000	—
Other, net	(145)	6,364
Changes in other assets and liabilities:
Accounts and notes receivable, net	(435,848)	(212,797)
Changes in notes with affiliate	(5,440)	—
Inventory	(47,936)	(18,390)
Margin deposits, net	(54,600)	112,646
Net derivative assets and liabilities	(38,594)	(27,380)
Western states litigation and similar settlements payments	—	(35,000)
Accounts payable	487,656	206,017
Other current assets	(28,343)	(24,432)
Other assets	19,357	(2,980)
Taxes payable/receivable	22,749	(7,444)
Other current liabilities	15,575	(75,353)
Other liabilities	(1,174)	2,493

Net cash provided by continuing operations from operating activities	181,530	24,085
Net cash provided by (used in) discontinued operations from operating activities	9,332	(2,540)

Net cash provided by operating activities	190,862	21,545

Cash Flows from Investing Activities:
Capital expenditures	(117,130)	(99,172)
Proceeds from sales of emission and exchange allowances	28,420	3,346
Purchases of emission allowances	(17,644)	(14,127)
Restricted cash	(3,835)	19,646
Other, net	1,435	2,130

Net cash used in investing activities	(108,754)	(88,177)

Cash Flows from Financing Activities:
Payments of long-term debt	(45,193)	(1,465,891)
Proceeds from long-term debt	—	1,300,000
Increase in short-term borrowings and revolving credit facilities, net	—	6,554
Payments of financing costs	—	(29,634)
Payments of debt extinguishments	(423)	(71,269)
Proceeds from issuances of stock	5,769	28,957

Net cash used in financing activities	(39,847)	(231,283)

Net Change in Cash and Cash Equivalents	42,261	(297,915)
Cash and Cash Equivalents at Beginning of Period	754,962	463,909

Cash and Cash Equivalents at End of Period	$797,223	$165,994

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$127,795	$205,505
Income taxes paid (net of income tax refunds) for continuing operations	2,687	14,738
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
(b) Basis of Presentation.
Estimates. Management makes estimates and assumptions to prepare financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) that affect:
•	the reported amount of assets, liabilities and equity;

•	the reported amounts of revenues and expenses; and

•	our disclosure of contingent assets and liabilities at the date of the financial statements.
Adjustments and Reclassifications. The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to present fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for electricity and energy services, changes in commodity prices, changes in our retail revenue rates and changes in regulations, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors. We have changed the presentation of our December 31, 2007 consolidated balance sheet due to the adoption of FSP FIN 39-1, Amendment of FASB Interpretation No. 39 (FIN 39-1). See below.
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
The Channelview plant was sold on July 1, 2008. See note 14 for further discussion of Channelview.
Gross Receipts Taxes. We record gross receipts taxes for our retail energy segment on a gross basis in revenues and operations and maintenance in our consolidated statements of operations. During the three months ended June 30, 2008 and 2007, our retail energy segment’s revenues and operation and maintenance include gross receipts taxes of $27 million and $24 million, respectively, and during the six months ended June 30, 2008 and 2007, $48 million and $45 million, respectively.
New Accounting Pronouncement Adopted — Offsetting of Amounts. FIN 39-1 was applicable for us beginning January 1, 2008. This interpretation allows either (a) offsetting assets and liabilities for derivative instruments under a master netting arrangement only if the fair value amounts recognized for any related cash collateral are also offset or (b) presenting these amounts gross.
Effective January 1, 2008, we discontinued netting our derivative assets and liabilities (with the same counterparty pursuant to a master netting arrangement) and present them on a gross basis. Cash collateral amounts remain presented on a gross basis. This change has significantly increased our derivative assets and liabilities retrospectively for all financial statements presented and is accounted for as a change in accounting principle.

The effect to our December 31, 2007 consolidated balance sheet was as follows: (Note — only line items impacted are shown.)

	December 31, 2007
	As Previously
	Reported in the	Upon Adoption
	Form 10-K	of FIN 39-1
	(in millions)

Current derivative assets	$214	$663
Total current assets	2,784	3,233
Noncurrent derivative assets	90	376
Total other assets	1,450	1,736
Total assets	9,457	10,192

Current derivative liabilities	437	885
Total current liabilities	1,602	2,050
Noncurrent derivative liabilities	187	474
Total other liabilities	470	757
Total liabilities and stockholders’ equity	9,457	10,192
New Accounting Pronouncement Not Yet Adopted — Disclosures about Derivatives and Hedging Activities. Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161) is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is intended to enhance the related qualitative and quantitative disclosures, including information about objectives, strategies, volume and credit-risk-related contingent features. SFAS No. 161 must be adopted by January 1, 2009.
(2) Stock-based Compensation
Our compensation expense for our stock-based incentive plans was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Stock-based incentive plans compensation expense (pre-tax)	$4	$13	$8	$20

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
No tax benefits related to stock-based compensation were realized during the six months ended June 30, 2008 and 2007 due to our net operating loss carryforwards.

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
Fair Value Hierarchy and Valuation Techniques. We apply recurring fair value measurements to our derivative assets and liabilities. In determining fair value, we generally use the market approach and incorporate assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable internally-developed inputs. Based on the observability of the inputs used in our valuation techniques, our derivative assets and liabilities are classified as follows:
Level 1: Level 1 represents unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date. This category includes our energy derivative instruments that are exchange-traded or that are cleared and settled through the exchange.
Level 2: Level 2 represents quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data. This category includes emission allowances futures that are exchange-traded and over-the-counter (OTC) derivative instruments such as generic swaps and forwards.
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
We value some of our OTC, complex or structured derivative instruments using valuation models, which utilize inputs that may not be corroborated by market data. When such inputs are significant to the fair value measurement, the derivative assets or liabilities are classified as Level 3 when we do not have corroborating market evidence to support significant valuation model inputs and cannot verify the model to market transactions. We believe the transaction price is the best estimate of fair value at inception under the exit price methodology. Accordingly, when a pricing model is used to value such an instrument, the resulting value is adjusted so the model value at inception equals the transaction price. Valuation models are typically impacted by Level 1 or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, we update Level 1 and Level 2 inputs to reflect observable market changes. Level 3 inputs are updated when corroborated by available market evidence. In the absence of such evidence, management’s best estimate is used.
Fair Value of Derivative Instruments. Fair value measurements of our derivative assets and liabilities are as follows:

	June 30, 2008
					Total
	Level 1	Level 2	Level 3	Reclassifications(1)	Fair Value
	(in millions)

Total derivative assets	$962	$3,519	$861	$(40)	$5,302
Total derivative liabilities	1,095	3,017	379	(40)	4,451

(1)	Reclassifications are required to reconcile to FIN 39-1 consolidated balance sheet presentation.

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Net Derivatives		Net Derivatives
	(in millions)		(in millions)

Balance, beginning of period	$326		$121
Total gains or losses (realized/unrealized):
Included in earnings	278	(1)	398	(1)
Purchases, issuances and settlements (net)	(124)		(36)
Transfers in and/or out of Level 3 (net)	2	(2)	(1	)(3)

Balance, June 30, 2008	$482		$482

Changes in unrealized gains/losses relating to derivative assets and liabilities still held at June 30, 2008	224	(4)	261	(5)

(1)	Recorded in revenues and cost of sales.

(2)	Represents fair value as of March 31, 2008.

(3)	Represents fair value as of December 31, 2007.

(4)	Includes $(2) million recorded in revenues and $226 million recorded in cost of sales.

(5)	Includes $(1) million recorded in revenues and $262 million recorded in cost of sales.
See notes 2(d) and 5 to our consolidated financial statements in our Form 10-K for additional information about our derivatives.
(4) Comprehensive Income (Loss)
The components of total comprehensive income (loss) are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Net income (loss)	$359	$(283)	$736	$(24)
Other comprehensive income, net of tax:
Deferred income from cash flow hedges	—	—	—	3
Reclassification of net deferred loss from cash flow hedges realized in net income/loss	6	20	16	45

Comprehensive income (loss)	$365	$(263)	$752	$24

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

(6) Derivative Instruments
For discussion of our derivative activities, see notes 2(d) and 5 to our consolidated financial statements in our Form 10-K. The income (loss) of our energy and interest rate derivative instruments is:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(in millions)

Energy derivatives:
Hedge ineffectiveness gains (losses)	$1	(1)	$(1	) (1)	$—	(1)	$2	(1)
Other net unrealized gains (losses)	569		(325)		1,128		194
Interest rate derivatives:
Other net unrealized losses	—		(2)		—		(5)

Total(2)(3)	$570		$(328)		$1,128		$191

(1)	During 2007, we de-designated our remaining cash flow hedges; the amount reflected here subsequent to that time relates to previously measured ineffectiveness reversing due to settlement of the derivative contracts.

(2)	No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(3)	During the three and six months ended June 30, 2008 and 2007, $0 was recognized in our results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.
Amounts included in accumulated other comprehensive loss:

	June 30, 2008
		Expected to be
		Reclassified into
		Results of Operations
	At the End of the Period	in Next 12 Months
	(in millions)

De-designated cash flow hedges	$64	$23

Although we discontinued our proprietary trading business in March 2003, we have legacy positions, which will be closed as economically feasible or in accordance with their terms. The income (loss) associated with these transactions is:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Revenues	$—	$—	$—	$—
Cost of sales	(13)	—	(17)	—

Total	$(13)	$—	$(17)	$—

(7) Debt
Our outstanding debt:

	June 30, 2008				December 31, 2007
	Weighted				Weighted
	Average				Average
	Stated				Stated
	Interest				Interest
	Rate(1)	Long-term	Current		Rate(1)	Long-term	Current
	(in millions, except interest rates)
Facilities, Bonds and Notes:
Reliant Energy:
Senior secured revolver due 2012	4.53%	$—	$—		6.45%	$—	$—
Senior secured notes due 2014(2)	6.75	667	—		6.75	671	41
Senior unsecured notes due 2013	9.50	—	13	(3)	9.50	13	—
Senior unsecured notes due 2014	7.625	575	—		7.625	575	—
Senior unsecured notes due 2017	7.875	725	—		7.875	725	—
Convertible senior subordinated notes due 2010 (unsecured)(4)	5.00	—	—		5.00	2	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)	12.00	400	—		12.00	400	—
Reliant Energy Seward, LLC PEDFA(5) fixed-rate bonds due 2036	6.75	500	—		6.75	500	—
Reliant Energy Power Supply, LLC working capital facility due 2012	2.93	—	—		5.30	—	—

Total facilities, bonds and notes		2,867	13			2,886	41

Other:
Adjustment to fair value of debt(6)		11	11			17	11

Total other debt		11	11			17	11

Total debt		$2,878	$24			$2,903	$52

(1)	The weighted average stated interest rates are as of June 30, 2008 or December 31, 2007.

(2)	We repurchased $45 million during the six months ended June 30, 2008 and incurred an insignificant amount of debt extinguishment expenses.

(3)	In July 2008, we called the remaining $13 million.

(4)	In April 2008, nearly all of these outstanding notes were converted to common stock.

(5)	PEDFA is the Pennsylvania Economic Development Financing Authority.

(6)	Debt acquired in the acquisition of Orion Power Holdings, Inc. and subsidiaries was adjusted to fair value as of the acquisition date. Included in interest expense is amortization for valuation adjustments for debt of $3 million and $4 million during the three months ended June 30, 2008 and 2007, respectively, and $6 million and $7 million during the six months ended June 30, 2008 and 2007, respectively.
Amounts borrowed and available for borrowing under our revolving credit agreements as of June 30, 2008:

	Total Committed	Drawn	Letters	Unused
	Credit	Amount	of Credit	Amount
	(in millions)

Reliant Energy senior secured revolver due 2012	$500	$—	$223	$277
Reliant Energy letter of credit facility due 2014	250	—	250	—
Retail working capital facility due 2012	300	—	—	300

	$1,050	$—	$473	$577

(8) Earnings Per Share
Reconciliations of the amounts used in the basic and diluted earnings (loss) per common share computations are:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008		2007
	(in millions)

Income (loss) from continuing operations (basic)	$359		$(281)	$730		$(21)
Plus: Interest expense on 5.00% convertible senior subordinated notes, net of tax	—	(1)	— (2)	—	(1)	— (2)

Income (loss) from continuing operations (diluted)	$359		$(281)	$730		$(21)

(1)	In December 2006 and April 2008, nearly all of these outstanding notes were converted to common stock.

(2)	As we incurred a loss from continuing operations for this period, diluted loss per share is calculated the same as basic loss per share.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007		2008	2007
	(shares in thousands)

Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding (basic)	346,616	342,074		346,017	340,717
Plus: Incremental shares from assumed conversions:
Stock options	4,317	—	(1)	4,285	—	(1)
Restricted stock	575	—	(1)	559	—	(1)
Employee stock purchase plan	47	—	(1)	23	—	(1)
5.00% convertible senior subordinated notes	18	—	(1)	115	—	(1)
Warrants	2,481	—	(1)	3,079	—	(1)

Weighted average shares outstanding assuming conversion (diluted)	354,054	342,074		354,078	340,717

(1)	See note (2) above regarding diluted loss per share.
We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
			(shares in thousands, dollars in millions)

Shares excluded from the calculation of diluted earnings (loss) per share	N/A		11,196	(1)	N/A		10,653	(1)
Shares excluded from the calculation of diluted earnings (loss) per share because the exercise price exceeded the average market price	1,833	(2)	2,112	(2)	1,849	(2)	2,138	(2)
Interest expense that would be added to income if 5.00% convertible senior subordinated notes were dilutive	N/A		$—	(3)	N/A		$—	(3)

(1)	Potential shares excluded consist of convertible senior subordinated notes, warrants, stock options, restricted stock and shares related to the employee stock purchase plan.

(2)	Includes stock options.

(3)	In December 2006, we converted 99.2% of our convertible senior subordinated notes to common stock.

(9) Income Taxes
(a) Tax Rate Reconciliation.
A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Federal statutory rate	35%	35%	35%	35%
Additions (reductions) resulting from:
Federal tax uncertainties	—	1	—	14
Federal valuation allowance	—	—	—	(7)
State income taxes, net of federal income taxes	3	2	3	8
Other, net	—	—	—	2

Effective rate	38%	38%	38%	52%

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
Our valuation allowances for deferred tax assets are:

			Capital, Foreign
	Federal	State	and Other, Net
	(in millions)

As of December 31, 2007	$14	$67	$22
Changes in valuation allowances	—	5	(1)

As of March 31, 2008	14	72	21
Changes in valuation allowances	—	2	—

As of June 30, 2008	$14	$74	$21

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

(10) Guarantees and Indemnifications
We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the guarantee was approximately $55 million as of June 30, 2008 and no liability is recorded in our consolidated balance sheets for this item.
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
We have guaranteed payments to a third party relating to energy sales from El Dorado Energy, LLC, a former investment. The estimated maximum potential amount of future payments under this guarantee was approximately $21 million as of June 30, 2008 and no liability is recorded in our consolidated balance sheets for this item.
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
Recent developments in these cases include:
•	In May 2008, we signed a memorandum of understanding to settle the 16 cases comprising the California-based gas index litigation, including the case filed by LADWP. The settlement is subject to definitive documentation that has not been completed. The charges anticipated to be incurred in connection with the settlement were expensed during the first quarter of 2008.

•	In September 2007, the Ninth Circuit Court of Appeals issued decisions in a number of the other gas cases in which we are a defendant. The Ninth Circuit Court of Appeals reversed a series of lower court decisions holding that the filed rate doctrine barred the plaintiffs’ claims in those cases. As a result of the Ninth Circuit Court of Appeals rulings, these cases have been remanded for further proceedings at the trial court level.
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
Remediation Obligations. We are responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey. We recorded the estimated liability for the remediation costs of $8 million as of June 30, 2008 and December 31, 2007.

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
Sales Tax Contingencies. Some of our sales tax computations are subject to challenge under audit. As of June 30, 2008 and December 31, 2007, we have $22 million and $19 million, respectively, accrued in current and noncurrent liabilities relating to these contingencies.

(12) Supplemental Guarantor Information
Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes.
Condensed Consolidating Statements of Operations.

	Three Months Ended June 30, 2008
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Revenues	$—	$1,079	$2,825	$(480)	$3,424

Cost of sales	—	937	1,951	(478)	2,410
Operation and maintenance	—	51	180	(2)	229
Selling, general and administrative	—	3	83	(1)	85
Western states litigation and similar settlements	—	—	—	—	—
Gains on sales of assets and emission and exchange allowances, net	—	(20)	(2)	—	(22)
Depreciation and amortization	—	33	55	—	88

Total	—	1,004	2,267	(481)	2,790

Operating income	—	75	558	1	634

Income of equity investment, net	—	1	—	—	1
Income of equity investments of consolidated subsidiaries	353	35	—	(388)	—
Interest expense	(40)	(9)	(14)	—	(63)
Interest income	4	3	3	—	10
Interest income (expense) — affiliated companies, net	46	(29)	(17)	—	—

Total other income (expense)	363	1	(28)	(388)	(52)

Income from continuing operations before income taxes	363	76	530	(387)	582
Income tax expense	4	19	197	3	223

Income continuing operations	359	57	333	(390)	359
Income (loss) from discontinued operations	—	1	(1)	—	—

Net income	$359	$58	$332	$(390)	$359

	Three Months Ended June 30, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Revenues	$—	$860	$2,377	$(587)	$2,650

Cost of sales	—	736	2,324	(584)	2,476
Operation and maintenance	—	48	188	(3)	233
Selling, general and administrative	—	7	98	—	105
(Gains) losses on sales of assets and emission and exchange allowances, net	—	5	(7)	—	(2)
Depreciation and amortization	—	38	72	—	110

Total	—	834	2,675	(587)	2,922

Operating income (loss)	—	26	(298)	—	(272)

Income of equity investment, net	—	2	—	—	2
Income of equity investments of consolidated subsidiaries	(221)	(42)	—	263	—
Debt extinguishments	(71)	—	—	—	(71)
Other, net	(1)	—	—	—	(1)
Interest expense	(93)	(9)	(20)	—	(122)
Interest income	2	2	4	—	8
Interest income (expense) — affiliated companies, net	93	(69)	(24)	—	—

Total other expense	(291)	(116)	(40)	263	(184)

Loss from continuing operations before income taxes	(291)	(90)	(338)	263	(456)
Income tax benefit	(8)	(47)	(120)	—	(175)

Loss from continuing operations	(283)	(43)	(218)	263	(281)
Loss from discontinued operations	—	—	(2)	—	(2)

Net loss	$(283)	$(43)	$(220)	$263	$(283)

Condensed Consolidating Statements of Operations.

	Six Months Ended June 30, 2008
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Revenues	$—	$1,989	$5,177	$(927)	$6,239

Cost of sales	—	1,770	3,313	(922)	4,161
Operation and maintenance	—	112	332	(2)	442
Selling, general and administrative	—	9	154	(2)	161
Western states litigation and similar settlements	34	—	—	—	34
Gains on sales of assets and emission and exchange allowances, net	—	(21)	(2)	—	(23)
Depreciation and amortization	—	68	109	—	177

Total	34	1,938	3,906	(926)	4,952

Operating income (loss)	(34)	51	1,271	(1)	1,287

Income of equity investment, net	—	1	—	—	1
Income of equity investments of consolidated subsidiaries	739	78	—	(817)	—
Interest expense	(82)	(17)	(27)	—	(126)
Interest income	10	4	6	—	20
Interest income (expense) — affiliated companies, net	101	(67)	(34)	—	—

Total other income (expense)	768	(1)	(55)	(817)	(105)

Income from continuing operations before income taxes	734	50	1,216	(818)	1,182
Income tax expense (benefit)	(2)	(4)	455	3	452

Income from continuing operations	736	54	761	(821)	730
Income (loss) from discontinued operations	—	8	(2)	—	6

Net income	$736	$62	$759	$(821)	$736

	Six Months Ended June 30, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Revenues	$—	$1,682	$4,448	$(1,118)	$5,012

Cost of sales	—	1,605	3,426	(1,112)	3,919
Operation and maintenance	—	107	363	(6)	464
Selling, general and administrative	—	11	181	—	192
Western states litigation and similar settlements	—	22	—	—	22
(Gains) losses on sales of assets and emission and exchange allowances, net	—	8	(10)	—	(2)
Depreciation and amortization	—	86	116	—	202

Total	—	1,839	4,076	(1,118)	4,797

Operating income (loss)	—	(157)	372	—	215

Income of equity investment, net	—	3	—	—	3
Income of equity investments of consolidated subsidiaries	(5)	(42)	—	47	—
Debt extinguishments	(71)	—	—	—	(71)
Interest expense	(149)	(17)	(43)	—	(209)
Interest income	6	5	7	—	18
Interest income (expense) — affiliated companies, net	184	(142)	(42)	—	—

Total other expense	(35)	(193)	(78)	47	(259)

Income (loss) from continuing operations before income taxes	(35)	(350)	294	47	(44)
Income tax expense (benefit)	(11)	(121)	109	—	(23)

Income (loss) from continuing operations	(24)	(229)	185	47	(21)
Loss from discontinued operations	—	—	(3)	—	(3)

Net income (loss)	$(24)	$(229)	$182	$47	$(24)

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

	June 30, 2008
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$520	$—	$278	$—	$798
Restricted cash	—	2	5	—	7
Accounts and notes receivable, principally customer, net	9	407	1,098	(10)	1,504
Accounts and notes receivable — affiliated companies	1,890	323	292	(2,505)	—
Inventory	—	164	167	—	331
Derivative assets	—	295	3,601	—	3,896
Investment in and receivables from Channelview, net	1	84	—	—	85
Other current assets	19	222	111	(20)	332
Assets held for sale	—	453	—	—	453

Total current assets	2,439	1,950	5,552	(2,535)	7,406

Property, Plant and Equipment, net	—	2,415	2,400	—	4,815

Other Assets:
Goodwill and other intangibles, net	—	144	483	119	746
Notes receivable — affiliated companies	2,528	621	68	(3,217)	—
Equity investments of consolidated subsidiaries	2,893	374	—	(3,267)	—
Derivative assets	—	—	1,414	(8)	1,406
Other long-term assets	51	894	317	(766)	496

Total other assets	5,472	2,033	2,282	(7,139)	2,648

Total Assets	$7,911	$6,398	$10,234	$(9,674)	$14,869

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$13	$—	$11	$—	$24
Accounts payable, principally trade	—	116	1,076	(3)	1,189
Accounts and notes payable — affiliated companies	—	2,062	443	(2,505)	—
Derivative liabilities	—	221	2,845	—	3,066
Other current liabilities	43	234	413	(73)	617
Liabilities held for sale	—	53	—	—	53
Current liabilities of discontinued operations	—	—	5	—	5

Total current liabilities	56	2,686	4,793	(2,581)	4,954

Other Liabilities:
Notes payable — affiliated companies	—	2,459	758	(3,217)	—
Derivative liabilities	—	—	1,385	—	1,385
Other long-term liabilities	641	128	348	(717)	400
Long-term liabilities of discontinued operations	—	—	4	—	4

Total other liabilities	641	2,587	2,495	(3,934)	1,789

Long-term Debt	1,966	501	411	—	2,878

Commitments and Contingencies
Temporary Equity Stock-based Compensation	6	—	—	—	6

Total Stockholders’ Equity	5,242	624	2,535	(3,159)	5,242

Total Liabilities and Equity	$7,911	$6,398	$10,234	$(9,674)	$14,869

	December 31, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$490	$1	$264	$—	$755
Restricted cash	—	1	2	—	3
Accounts and notes receivable, principally customer, net	11	252	831	(11)	1,083
Accounts and notes receivable — affiliated companies	2,009	368	328	(2,705)	—
Inventory	—	148	137	—	285
Derivative assets	—	123	540	—	663
Investment in and receivables from Channelview, net	1	82	—	—	83
Other current assets	19	160	197	(17)	359
Current assets of discontinued operations	—	—	2	—	2

Total current assets	2,530	1,135	2,301	(2,733)	3,233

Property, Plant and Equipment, net	—	2,870	2,353	—	5,223

Other Assets:
Goodwill and other intangibles, net	—	184	482	119	785
Notes receivable — affiliated companies	2,365	656	68	(3,089)	—
Equity investments of consolidated subsidiaries	2,212	304	—	(2,516)	—
Derivative assets	—	44	332	—	376
Other long-term assets	55	860	356	(696)	575

Total other assets	4,632	2,048	1,238	(6,182)	1,736

Total Assets	$7,162	$6,053	$5,892	$(8,915)	$10,192

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$41	$—	$11	$—	$52
Accounts payable, principally trade	—	68	624	(5)	687
Accounts and notes payable — affiliated companies	103	2,223	379	(2,705)	—
Derivative liabilities	—	112	773	—	885
Other current liabilities	11	182	256	(23)	426

Total current liabilities	155	2,585	2,043	(2,733)	2,050

Other Liabilities:
Notes payable — affiliated companies	—	2,213	876	(3,089)	—
Derivative liabilities	—	57	417	—	474
Other long-term liabilities	539	152	284	(696)	279
Long-term liabilities of discontinued operations	—	—	4	—	4

Total other liabilities	539	2,422	1,581	(3,785)	757

Long-term Debt	1,986	500	417	—	2,903

Commitments and Contingencies
Temporary Equity Stock-based Compensation	5	—	—	—	5

Total Stockholders’ Equity	4,477	546	1,851	(2,397)	4,477

Total Liabilities and Equity	$7,162	$6,053	$5,892	$(8,915)	$10,192

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Six Months Ended June 30, 2008
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$39	$(140)	$283	$—	$182
Net cash provided by discontinued operations from operating activities	—	7	2	—	9

Net cash provided by (used in) operating activities	39	(133)	285	—	191

Cash Flows from Investing Activities:
Capital expenditures	—	(13)	(104)	—	(117)
Investments in, advances to and from and distributions from subsidiaries, net(2)	30	8	(83)	45	—
Proceeds from sales (purchases) of emission and exchange allowances	—	59	(48)	—	11
Restricted cash	—	—	(4)	—	(4)
Other, net	—	1	—	—	1

Net cash provided by (used in) investing activities	30	55	(239)	45	(109)

Cash Flows from Financing Activities:
Payments of long-term debt	(45)	—	—	—	(45)
Changes in notes with affiliated companies, net(3)	—	77	(32)	(45)	—
Proceeds from issuances of stock	6	—	—	—	6

Net cash provided by (used in) financing activities	(39)	77	(32)	(45)	(39)

Net Change in Cash and Cash Equivalents	30	(1)	14	—	43
Cash and Cash Equivalents at Beginning of Period	490	1	264	—	755

Cash and Cash Equivalents at End of Period	$520	$—	$278	$—	$798

	Six Months Ended June 30, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$60	$(237)	$201	$—	$24
Net cash used in discontinued operations from operating activities	—	—	(3)	—	(3)

Net cash provided by (used in) operating activities	60	(237)	198	—	21

Cash Flows from Investing Activities:
Capital expenditures	—	(12)	(87)	—	(99)
Investments in, advances to and from and distributions from subsidiaries, net(2)(3)	(40)	—	(259)	299	—
Net purchases of emission and exchange allowances	—	(3)	(8)	—	(11)
Restricted cash	—	(1)	21	—	20
Other, net	—	3	(1)	—	2

Net cash used in investing activities	(40)	(13)	(334)	299	(88)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,458)	—	(7)	—	(1,465)
Proceeds from long-term debt	1,300	—	—	—	1,300
Increase in short-term borrowings and revolving credit facilities, net	—	—	7	—	7
Changes in notes with affiliated companies, net(3)(4)	—	228	71	(299)	—
Payments of financing costs	(30)	—	—	—	(30)
Payments of debt extinguishments	(71)	—	—	—	(71)
Proceeds from issuances of stock	29	—	—	—	29
Other, net	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	(231)	228	71	(299)	(231)

Net Change in Cash and Cash Equivalents	(211)	(22)	(65)	—	(298)
Cash and Cash Equivalents at Beginning of Period	286	24	154	—	464

Cash and Cash Equivalents at End of Period	$75	$2	$89	$—	$166

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	Net investments in, advances to and from and distributions from subsidiaries are classified as investing activities.

(3)	Reliant Energy converted intercompany notes payable of a guarantor subsidiary of $753 million to equity during 2007.

(4)	Net changes in notes with affiliated companies are classified as financing activities for subsidiaries of Reliant Energy and as investing activities for Reliant Energy.

(13) Reportable Segments
Financial data for our segments are as follows:

	Retail	Wholesale		Other
	Energy	Energy		Operations		Eliminations	Consolidated
				(in millions)
Three months ended June 30, 2008:
Revenues from external customers	$2,410	$1,014	(1)	$—		$—	$3,424
Intersegment revenues	—	83		3		(86)	—
Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(2)(3)	462	279	(4)	2		(2)	741

Three months ended June 30, 2007:
Revenues from external customers	$1,994	$656		$—		$—	$2,650
Intersegment revenues	—	141		4		(145)	—
Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(2)(5)	(234)	122	(6)	4		(2)	(110)

Six months ended June 30, 2008 (except as denoted):
Revenues from external customers	$4,345	$1,893	(7)	$1		$—	$6,239
Intersegment revenues	—	131		6		(137)	—
Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(2)(8)	1,056	496	(9)	3		(3)	1,552
Total assets as of June 30, 2008	6,372	8,340		957		(800)	14,869

Six months ended June 30, 2007 (except as denoted):
Revenues from external customers	$3,695	$1,317	(1)	$—		$—	$5,012
Intersegment revenues	—	228		7		(235)	—
Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives (2)(10)	450	80	(11)	6		(4)	532
Total assets as of December 31, 2007	2,285	7,720		1,081	(12)	(894)	10,192

(1)	Includes $146 million from affiliates.

(2)	Revenues less (a) cost of sales, (b) operation and maintenance, (c) selling and marketing and (d) bad debt expense.

(3)	Includes $502 million, $68 million and $570 million in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized gains on energy derivatives, which is a non-cash item.

(4)	Includes $69 million relating to historical and operational wholesale hedges.

(5)	Includes $(360) million, $34 million and $(326) million in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized gains (losses) on energy derivatives, which is a non-cash item.

(6)	Includes $(30) million relating to historical and operational wholesale hedges.

(7)	Includes $253 million from affiliates.

(8)	Includes $1.0 billion, $98 million and $1.1 billion in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized gains on energy derivatives, which is a non-cash item.

(9)	Includes $114 million relating to historical and operational wholesale hedges.

(10)	Includes $256 million, $(60) million and $196 million in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized gains (losses) on energy derivatives, which is a non-cash item.

(11)	Includes $(63) million relating to historical and operational wholesale hedges.

(12)	Other operations include discontinued operations of $2 million.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008		2007
	(in millions)

Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	$741		$(110)	$1,552		$532
Other general and administrative	41		54	77		95
Western states litigation and similar settlements	—		—	34		22
Gains on sales of assets and emission and exchange allowances, net	(22	)(1)	(2)	(23	)(1)	(2)
Depreciation	68		86	136		173
Amortization	20		24	41		29

Operating income (loss)	634		(272)	1,287		215
Income of equity investment, net	1		2	1		3
Debt extinguishments	—		(71)	—		(71)
Other, net	—		(1)	—		—
Interest expense	(63)		(122)	(126)		(209)
Interest income	10		8	20		18

Income (loss) from continuing operations before income taxes	582		(456)	1,182		(44)
Income tax expense (benefit)	223		(175)	452		(23)

Income (loss) from continuing operations	359		(281)	730		(21)
Income (loss) from discontinued operations	—		(2)	6		(3)

Net income (loss)	$359		$(283)	$736		$(24)

(1)	Includes gains of $26 million related to sales of carbon dioxide exchange allowances.
(14) Sale of Channelview’s Plant and the Bankruptcy Filings
On August 20, 2007, Channelview filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the Bankruptcy Code. Channelview LP filed for bankruptcy protection to prevent the lenders from exercising their remedies, including foreclosing on the project. The bankruptcy cases are being jointly administered, with Channelview managing its business in the ordinary course as debtors-in-possession subject to the supervision of the bankruptcy court.
In June 2008, the bankruptcy court approved the sale of Channelview’s plant and assignment of related contracts for $500 million. During the second quarter of 2008, we recognized a $5 million charge relating to an impairment of our net investment in and receivables from Channelview and incurrence of sale-related costs (classified in gains (losses) on sales of assets and emission and exchange allowances, net). This charge is subject to change. As of June 30, 2008, our net investment in and receivables from Channelview was $85 million, classified as a current asset.
The sale was completed on July 1, 2008, at which time Channelview LP paid off its secured lenders and distributed $15 million to us. Channelview expects to distribute additional funds to us relating primarily to previous sales of fuel, funds from operations and funds escrowed for potential indemnification claims (of approximately $50 million in the aggregate) over the next year.

As a result of the bankruptcies, we deconsolidated Channelview’s financial results beginning August 20, 2007, and began reporting our investment in Channelview using the cost method. We will continue to account for Channelview as a cost method investment until the emergence from bankruptcy, which is expected to occur later in 2008. The following table contains certain combined financial information of Channelview:

	June 30, 2008	December 31, 2007
	(in millions)

Property, plant and equipment, net	$354	$356
Secured debt obligations, including accrued interest	340	340
Payables to Reliant Energy and its subsidiaries, net	90	96
(15) Sale of Bighorn Plant
In April 2008, we entered into an agreement to sell our Bighorn natural gas-fired combined-cycle electric generation facility located in Clark County, Nevada with a nominal capacity of 598 megawatts and assign some related contracts. The Bighorn plant is a part of our wholesale energy segment. The $500 million purchase price is subject to certain adjustments, which are not expected to be material. The sale is subject to customary closing conditions, including the approval of the Public Utilities Commission of Nevada. The Federal Energy Regulatory Commission has authorized the sale. We expect to close in the fourth quarter of 2008 and expect to recognize a pre-tax gain on the sale of approximately $45 million. As of June 30, 2008, we have the following assets and liabilities classified as held for sale:

June 30, 2008
(in millions)

Property, plant and equipment, net	$404
Goodwill	21
Prepaid and other assets	28

Total held for sale assets for Bighorn	$453

Deferred tax liabilities	$51
Other	2

Total held for sale liabilities for Bighorn	$53

(16) Discontinued Operations
Subsequent to the sale of our New York plants in February 2006, we continue to have (a) insignificant settlements with the independent system operator and (b) property tax and sales and use tax settlements. In addition, we periodically record amounts for contingent consideration for the 2003 sale of our European energy operations. These amounts are classified as discontinued operations in our results of operations and consolidated balance sheets, as applicable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Form 10-K. This includes non-GAAP financial measures, which are not standardized; therefore it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures, which are discussed further in “—Consolidated Results of Operations,” reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results, may provide a more complete understanding of factors and trends affecting our business segments. Investors should review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
Business Overview
We provide electricity and energy services to retail and wholesale customers through two business segments.
•	Retail energy — provides electricity and energy services to approximately 1.8 million retail electricity customers in Texas, including residential and small business customers and commercial, industrial and governmental/institutional customers. Our next largest market is the PJM Market, where we serve commercial, industrial and governmental/institutional customers. We regularly evaluate entering other markets.

•	Wholesale energy — provides electricity and energy services in the competitive wholesale energy markets in the United States through our ownership and operation or contracting for power generation capacity. We have approximately 15,000 megawatts of power generation capacity.
Key Earnings Drivers.
Retail Energy. The retail energy segment is a low capital investment electricity resale business with relatively stable earnings (excluding unrealized gains/losses on energy derivatives) compared to our wholesale energy segment. We earn a margin by selling electricity to end-use customers and acquiring supply for the estimated demand. The key earnings drivers in the retail energy segment are the volume of electricity we sell to customers, the unit margins received on those sales and the cost of acquiring and serving those customers (operating costs). These earnings drivers are impacted by various factors including:
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
Recent Events
Bighorn Plant. In April 2008, we entered into an agreement to sell our Bighorn natural gas-fired combined-cycle electric generation facility located in Clark County, Nevada with a nominal capacity of 598 megawatts for $500 million and assign some related contracts. See note 15 to our interim financial statements for further discussion.
Retail Energy Segment. The Houston area experienced thirty-year record heat in late May and early June 2008. As a result, load demand in Houston and south Texas was greater than we expected. Additionally, transmission constraints limited the ability to move power into the Houston and south Texas zones, which caused some of our power supply to be unavailable to meet expected demand. In response, we purchased power in Houston and south Texas to meet our increased load at market prices, which resulted in negative retail contribution margin in our retail energy segment for the second quarter of 2008. We have secured retail supply for the remainder of 2008 and beyond from sources in Houston and south Texas for our expected load, which will result in lower third quarter retail contribution margin in 2008 compared to 2007. Given the significant volatility in supply prices, we have and will continue to refine our pricing and supply strategies. See “—Consolidated Results of Operations” below for further explanation and “Risk Factors” in Item 1A of our Form 10-K.
Channelview. In July 2008, Channelview completed the sale of its plant for $500 million. See note 14 to our interim financial statements for further discussion.
Environmental Matters. In July 2008, the District of Columbia Circuit Court of Appeals vacated the EPA’s Clean Air Interstate Rule (CAIR) and remanded it to the EPA. The decision raises questions as to whether the EPA can design new cap-and-trade programs for nitrogen oxides (NOx) and sulfur dioxide (SO2) that are consistent with the Clean Air Act provisions that address upwind contributions to downward states’ noncompliance with national ambient air quality standards for ozone and fine particulate matter. The decision sets aside CAIR’s proposed annual allowance-based NOx program and the increased surrender rate for SO2 allowances. The existing ozone season NOx program and the SO2 allowance requirements under the Clean Air Act’s acid rain program will continue. We do not know if the EPA will appeal the decision. We cannot reasonably estimate changes, if any, to our capital expenditures or operating costs for this ruling or any additional regulations that may be enacted.
In June 2008, we revised our estimated capital expenditures for compliance with the first phase of Pennsylvania’s mercury control program to approximately $50 million. This amount is adjusted from our preliminary estimate for the first phase of the program of $88 million to $103 million as a result of refined site-specific engineering and technology evaluations.

Consolidated Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
We reported $359 million consolidated net income, or $1.01 income per diluted share, for the three months ended June 30, 2008 compared to $283 million consolidated net loss, or $0.83 loss per share, for the same period in 2007.

	Three Months Ended June 30,
	2008	2007	Change
		(in millions)

Retail energy contribution margin, including unrealized gains/losses on energy derivatives	$462	$(234)	$696
Wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	279	122	157
Other contribution margin	—	2	(2)
Other general and administrative	(41)	(54)	13
Gains on sales of assets and emission and exchange allowances, net	22	2	20
Depreciation and amortization	(88)	(110)	22
Income of equity investment, net	1	2	(1)
Debt extinguishments	—	(71)	71
Other, net	—	(1)	1
Interest expense	(63)	(122)	59
Interest income	10	8	2
Income tax (expense) benefit	(223)	175	(398)

Income (loss)from continuing operations	359	(281)	640
Loss from discontinued operations	—	(2)	2

Net income (loss)	$359	$(283)	$642

Retail Energy Segment.
In analyzing the results of our retail energy segment and in communications with investors, analysts, rating agencies, banks and other parties, we use the non-GAAP financial measures “retail gross margin” and “retail contribution margin,” which excludes the item described below, as well as our retail energy segment profit and loss measure, “contribution margin, including unrealized gains/losses on energy derivatives.” Retail gross margin and retail contribution margin should not be relied upon without considering the GAAP financial measures.
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
Our retail energy segment’s contribution margin, including unrealized gains/losses on energy derivatives was $462 million during the three months ended June 30, 2008, compared to $(234) million in the same period of 2007. The $696 million increase was primarily due to the net change in unrealized gains/losses on energy derivatives of $862 million. Retail contribution margin decreased $166 million primarily due to $170 million decrease in retail gross margin, partially offset by $15 million decrease in bad debt expense. See “— Retail Energy Margins” below for explanations.

Retail Energy Operational Data.

	Three Months Ended June 30,
	2008	2007
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	3,523	3,542
Non-Houston	2,000	1,923
Small Business:
Houston	738	756
Non-Houston	382	365

Total Mass	6,643	6,586
Commercial and Industrial:
ERCOT(1)(2)	9,752	9,052
Non-ERCOT	1,506	1,106

Total Commercial and Industrial	11,258	10,158

Market usage adjustments	5	28

Total	17,906	16,772

(1)	These volumes include customers of the Texas General Land Office for whom we provide services.

(2)	ERCOT is the Electric Reliability Council of Texas.

	Three Months Ended June 30,
	2008	2007
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	988	1,066
Non-Houston	541	565
Small Business:
Houston	109	117
Non-Houston	39	35

Total Mass	1,677	1,783
Commercial and Industrial(1)	93	89

Total	1,770	1,872

(1)	Includes customers of the Texas General Land Office for whom we provide services.

	June 30, 2008	December 31, 2007
	(in thousands, metered locations)
Retail Customers:
Mass:
Residential:
Houston	999	1,016
Non-Houston	549	555
Small Business:
Houston	110	109
Non-Houston	39	38

Total Mass	1,697	1,718
Commercial and Industrial(1)	93	93

Total	1,790	1,811

(1)	Includes customers of the Texas General Land Office for whom we provide services.

Retail Energy Revenues.

	Three Months Ended June 30,
	2008	2007	Change
	(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$529	$542	$(13	)(1)
Non-Houston	275	271	4
Small Business:
Houston	115	122	(7)
Non-Houston	54	51	3

Total Mass	973	986	(13)
Commercial and Industrial:
ERCOT	1,036	822	214	(2)
Non-ERCOT	140	80	60	(3)

Total Commercial and Industrial	1,176	902	274

Total	2,149	1,888	261

Retail energy revenues from resales of purchased power and other hedging activities	261	112	149	(4)
Market usage adjustments(5)	—	(6)	6

Total retail energy revenues	$2,410	$1,994	$416

(1)	Decrease primarily due to (a) lower unit sales prices and (b) lower volumes driven by (i) fewer number of customers and (ii) a change in customer usage and mix, partially offset by warmer weather.

(2)	Increase primarily due to (a) higher unit sales prices due to (i) variable rate contracts, which are tied to the market price of natural gas and (ii) fixed price contracts renewed at higher market rates due to higher prices of electricity when contracts were executed and (b) higher volumes due to (i) increased number of customers and (ii) a change in customer usage and mix.

(3)	Increase primarily due to (a) higher unit sales prices due to higher prices of electricity when contracts were executed and (b) higher volumes due to increased number of customers, partially offset by a change in customer usage and mix.

(4)	Increase primarily due to our supply management activities in various markets in Texas.

(5)	The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage based on initial usage information provided by the independent system operators and the distribution companies. We revise these estimates and record any changes in the period as additional settlement information becomes available (collectively referred to as “market usage adjustments”).
Retail Energy Cost of Sales.

	Three Months Ended June 30,
	2008	2007	Change
		(in millions)

Costs of sales	$2,260	$1,606	$654
Retail energy intersegments costs	83	141	(58)

Subtotal	2,343	1,747	596	(1)

Market usage adjustments	—	10	(10)
Unrealized (gains) losses on energy derivatives	(502)	360	(862	)(2)

Total retail energy cost of sales	$1,841	$2,117	$(276)

(1)	Increase primarily due to (a) higher unit prices of purchased power at the time of procurement due in part to weather and (b) higher volumes due to (i) warmer weather and (ii) increased number of commercial and industrial customers. This increase was partially offset by lower volumes due to (a) fewer number of mass customers and (b) a change in customer usage and mix.

(2)	See footnote 4 under “— Retail Energy Margins.”

Retail Energy Margins.

	Three Months Ended June 30,
	2008	2007	Change
	(in millions)

Mass gross margin	$66	$201	$(135	)(1)
Commercial and industrial gross margin	1	52	(51	)(2)
Market usage adjustments	—	(16)	16

Retail gross margin	67	237	(170)

Operation and maintenance	(63)	(60)	(3)
Selling and marketing expense	(38)	(30)	(8)
Bad debt expense	(6)	(21)	15	(3)

Retail contribution margin	(40)	126	(166)
Unrealized gains (losses) on energy derivatives	502	(360)	862	(4)

Total retail energy contribution margin, including unrealized gains/losses on energy derivatives(5)	$462	$(234)	$696

(1)	Decrease primarily due to lower unit margins driven by (a) higher unit prices of purchased power at the time of procurement, (b) higher market rates on incremental volumes purchased for higher customer load due to weather, (c) increased cost of intra-month congestion and (d) lower unit sales prices.

(2)	Decrease primarily due to lower unit margins driven by (a) higher unit prices of purchased power at the time of procurement, (b) increased cost of intra-month congestion and (c) higher load related charges. This decrease was partially offset by (a) higher unit sales prices driven by (i) variable rate contracts, which are tied to the market price of natural gas and (ii) fixed price contracts renewed at higher market rates due to higher prices of electricity when the contracts were executed and (b) higher volumes due to increased number of customers.

(3)	Decrease primarily due to improved collections.

(4)	Increase primarily due to $1.1 billion gain from changes in prices on our derivatives marked to market, partially offset by $190 million loss on energy derivatives settled during the period.

(5)	Retail energy segment profit and loss measure.
Wholesale Energy Segment.
In analyzing the results of our wholesale energy segment and in communications with investors, analysts, rating agencies, banks and other parties, we use the non-GAAP financial measures “open energy gross margin,” “open wholesale gross margin” and “open wholesale contribution margin,” which exclude the items described below, as well as our wholesale energy segment profit and loss measure, “contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives.” Open energy gross margin, open wholesale gross margin and open wholesale contribution margin should not be relied upon without considering the GAAP financial measures.
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

Our wholesale energy segment’s contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives was $279 million during the three months ended June 30, 2008 compared to $122 million in the same period of 2007. The $157 million increase was primarily due to (a) $99 million increase in historical and operational wholesale hedges and (b) net change in unrealized gains/losses on energy derivatives of $34 million. Open wholesale contribution margin increased $24 million primarily due to $15 million increase in open wholesale gross margin and $9 million decrease in operation and maintenance expenses. See “— Wholesale Energy Margins” below for explanations.
Wholesale Energy Operational and Financial Data.

	Three Months Ended June 30,
	2008		2007
	GWh	% Economic(1)	GWh	% Economic(1)
Economic Generation(2)(3):
PJM Coal	5,316.6	73%	6,028.7	83%
MISO Coal	1,359.3	49%	2,063.3	75%
PJM/MISO Gas	352.0	5%	339.4	5%
West	308.6	4%	898.9	13%
Other	7.0	1%	1,413.3	69%

Total	7,343.5	29%	10,743.6	41%

Commercial Capacity Factor(4):
PJM Coal	83.7%		75.9%
MISO Coal	90.8%		51.3%
PJM/MISO Gas	91.6%		91.1%
West	94.1%		95.1%
Other	81.4%		91.9%

Total	85.9%		75.4%

Generation(3):
PJM Coal	4,452.3		4,575.2
MISO Coal	1,233.9		1,058.7
PJM/MISO Gas	322.6		309.2
West	290.4		855.2
Other	5.7		1,298.7

Total	6,304.9		8,097.0

Open Energy Unit Margin ($/MWh)(5):
PJM Coal	$36.16		$32.57
MISO Coal	23.50		30.23
PJM/MISO Gas	46.50		29.11
West	NM (6)		—
Other	—		5.39

Total weighted average	$32.04		$24.33

(1)	Represents economic generation (hours) divided by maximum generation hours (maximum plant capacity multiplied by 8,760 hours).

(2)	Estimated generation at 100% plant availability based on an hourly analysis of when it is economical to generate based on the price of power, fuel, emission allowances and variable operating costs.

(3)	Excludes generation related to power purchase agreements, including tolling agreements.

(4)	Generation divided by economic generation.

(5)	Represents open energy gross margin divided by generation.

(6)	NM is not meaningful.

Wholesale Energy Revenues.

	Three Months Ended June 30,
	2008		2007	Change
			(in millions)

Wholesale energy third-party revenues	$862		$667	$195	(1)
Wholesale energy intersegment revenues	83		141	(58	)(2)

Subtotal	945		808	137

Revenues — affiliates	146	(3)	—	146
Unrealized gains (losses)	6		(11)	17	(4)

Total wholesale energy revenues	$1,097		$797	$300

(1)	Increase primarily due to (a) higher power and natural gas sales prices, (b) higher RPM capacity payments and (c) higher power sales volumes. RPM is the model utilized by the PJM Interconnection, LLC to meet load serving entities’ forecasted capacity obligations via a forward-looking commitment of capacity resources. This increase was partially offset by (a) lower natural gas sales volumes and (b) lower steam sales due to the deconsolidation of Channelview on August 20, 2007.

(2)	Decrease primarily due to (a) lower power sales volumes and (b) lower natural gas sales volumes related to a contract that ended in October 2007. This decrease was partially offset by higher power sales prices.

(3)	We deconsolidated Channelview on August 20, 2007. These revenues represent sales of fuel to Channelview.

(4)	See footnote 9 under “— Wholesale Energy Margins.”
Wholesale Energy Cost of Sales.

	Three Months Ended June 30,
	2008		2007	Change
			(in millions)

Wholesale energy third-party costs	$593		$545	$48	(1)
Cost of sales — affiliates	121	(2)	—	121
Unrealized gains	(62)		(45)	(17	)(3)

Total wholesale energy cost of sales	$652		$500	$152

(1)	Increase primarily due to (a) higher prices paid for natural gas and (b) higher coal prices. This increase was partially offset by lower purchased natural gas volumes.

(2)	We deconsolidated Channelview on August 20, 2007. These cost of sales represent purchases of power from Channelview.

(3)	See footnote 9 under “— Wholesale Energy Margins.”

Wholesale Energy Margins.

	Three Months Ended June 30,
	2008	2007	Change
		(in millions)
Open energy gross margin(1):
PJM Coal	$161	$149	$12	(2)
MISO Coal	29	32	(3)
PJM/MISO Gas	15	9	6
West	(3)	—	(3)
Other	—	7	(7)

Total	202	197	5

Other margin(3):
PJM Coal	26	15	11	(4)
MISO Coal	3	3	—
PJM/MISO Gas	33	25	8	(5)
West	34	36	(2)
Other	10	17	(7	)(6)

Total	106	96	10

Open wholesale gross margin	308	293	15

Operation and maintenance	(166)	(175)	9	(7)

Open wholesale contribution margin	142	118	24
Historical and operational wholesale hedges	69	(30)	99	(8)
Unrealized gains on energy derivatives	68	34	34	(9)

Total wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(10)	$279	$122	$157

(1)	Open energy gross margin is calculated using the power sales prices received by the plants less delivered spot fuel prices. This figure excludes the effects of other margin, our historical and operational wholesale hedges and unrealized gains/losses on energy derivatives.

(2)	Increase primarily due to (a) higher open energy unit margins (higher power prices partially offset by higher fuel costs) and (b) higher commercial capacity factor related to fewer planned outages in 2008. This increase was partially offset by lower economic generation.

(3)	Other margin represents power purchase agreements, capacity payments, ancillary services revenues and selective commercial hedge strategies.

(4)	Increase primarily due to higher RPM capacity payments.

(5)	Increase primarily due to higher RPM capacity payments, partially offset by lower revenue from power purchase agreements.

(6)	Decrease primarily due to the deconsolidation of Channelview on August 20, 2007.

(7)	Decrease primarily due to (a) the deconsolidation of Channelview on August 20, 2007 and (b) $3 million decrease in planned outages and maintenance spending. This decrease was partially offset by $6 million increase in services and support.

(8)	Increase primarily due to (a) $82 million in higher margins on operational hedges and (b) $38 million decrease in losses on closed power hedges. This increase was partially offset by $19 million decrease on hedges of gas transportation.

(9)	Increase primarily due to $90 million gain from changes in prices on our derivatives marked to market, partially offset by $58 million loss on energy derivatives settled during the period.

(10)	Wholesale energy segment profit and loss measure.

Other General and Administrative.

	Three Months Ended June 30,
	2008	2007	Change
		(in millions)

Salaries and benefits	$24	$31	$(7)
Professional fees, contract services and information systems maintenance	9	12	(3)
Rent and utilities	5	5	—
Legal costs	1	2	(1)
Other, net	2	4	(2)

Other general and administrative	$41	$54	$(13)

Gains on Sales of Assets and Emission and Exchange Allowances, Net.

	Three Months Ended June 30,
	2008		2007	Change
			(in millions)

Emission and exchange allowances	$27	(1)	$2	$25
Investment in and receivables from Channelview	(5	)(2)	—	(5)

Gains on sales of assets and emission and exchange allowances, net	$22		$2	$20

(1)	Includes gains of $26 million related to sales of carbon dioxide exchange allowances.

(2)	In the second quarter of 2008, we executed an agreement to sell the Channelview plant and assign related contracts. This amount represents our estimated loss on the sale. See note 14 to our interim financial statements.
Depreciation and Amortization.

	Three Months Ended June 30,
	2008	2007	Change
		(in millions)

Depreciation on plants	$59	$76	$(17	)(1)
Depreciation on information systems	8	8	—
Other, net — depreciation	1	2	(1)

Depreciation	68	86	(18)

Amortization of emission allowances	19	23	(4)
Other, net — amortization	1	1	—

Amortization	20	24	(4)

Depreciation and amortization	$88	$110	$(22)

(1)	Decrease primarily due to (a) early retirements of plant components when replacement components are installed for upgrades (from $13 million in 2007 to $4 million in 2008), (b) the deconsolidation of Channelview on August 20, 2007 and (c) the classification of Bighorn assets as held for sale in April 2008, which requires depreciation to cease.

Income of Equity Investment, Net. This represents income, which did not change significantly, from our equity method investment in Sabine Cogen, LP.
Other, Net. Other, net did not change significantly.
Interest Expense.

	Three Months Ended June 30,
	2008	2007	Change
		(in millions)

Fixed-rate debt	$58	$59	$(1)
Fees for MWh’s delivered under credit-enhanced retail structure	7	7	—
Deferred financing costs	1	42	(41	)(1)
Variable-rate debt	—	6	(6)
Channelview	—	7	(7	)(2)
Amortization of fair value adjustment of acquired debt	(3)	(4)	1
Capitalized interest	(4)	(2)	(2)
Other, net	4	7	(3)

Interest expense	$63	$122	$(59)

(1)	Decrease primarily due to $39 million write-off due to early extinguishments of debt in the second quarter of 2007.

(2)	Decrease due to the deconsolidation of Channelview on August 20, 2007.
Interest Income.

	Three Months Ended June 30,
	2008	2007	Change
		(in millions)

Interest on temporary cash investments	$7	$6	$1
Net margin deposits	3	2	1

Interest income	$10	$8	$2

Income Tax Expense. See note 9 to our interim financial statements.
Income (Loss) from Discontinued Operations. See note 16 to our interim financial statements.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
We reported $736 million consolidated net income, or $2.08 income per diluted share, for the six months ended June 30, 2008 compared to $24 million consolidated net loss, or $0.07 loss per share, for the same period in 2007.

	Six Months Ended June 30,
	2008	2007	Change
		(in millions)

Retail energy contribution margin, including unrealized gains/losses on energy derivatives	$1,056	$450	$606
Wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	496	80	416
Other contribution margin	—	2	(2)
Other general and administrative	(77)	(95)	18
Western states litigation and similar settlements	(34)	(22)	(12)
Gains on sales of assets and emission and exchange allowances, net	23	2	21
Depreciation and amortization	(177)	(202)	25
Income of equity investment, net	1	3	(2)
Debt extinguishments	—	(71)	71
Interest expense	(126)	(209)	83
Interest income	20	18	2
Income tax (expense) benefit	(452)	23	(475)

Income (loss) from continuing operations	730	(21)	751
Income (loss) from discontinued operations	6	(3)	9

Net income (loss)	$736	$(24)	$760

Retail Energy Segment.
Our retail energy segment’s contribution margin, including unrealized gains/losses on energy derivatives was $1,056 million during the six months ended June 30, 2008, compared to $450 million in the same period of 2007. The $606 million increase was primarily due to the net change in unrealized gains/losses on energy derivatives of $774 million. Retail contribution margin decreased $168 million primarily due to $181 million decrease in retail gross margin, partially offset by $25 million decrease in bad debt expense. See “— Retail Energy Margins” below for explanations.
Retail Energy Operational Data.

	Six Months Ended June 30,
	2008	2007
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	5,832	6,187
Non-Houston	3,772	3,849
Small Business:
Houston	1,321	1,471
Non-Houston	676	668

Total Mass	11,601	12,175
Commercial and Industrial:
ERCOT(1)	18,525	17,062
Non-ERCOT	2,833	2,085

Total Commercial and Industrial	21,358	19,147

Market usage adjustments	(62)	(73)

Total	32,897	31,249

(1)	These volumes include customers of the Texas General Land Office for whom we provide services.

	Six Months Ended June 30,
	2008	2007
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	996	1,074
Non-Houston	545	560
Small Business:
Houston	109	119
Non-Houston	38	34

Total Mass	1,688	1,787
Commercial and Industrial(1)	92	87

Total	1,780	1,874

(1)	Includes customers of the Texas General Land Office for whom we provide services.
Retail Energy Revenues.

	Six Months Ended June 30,
	2008	2007	Change
		(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$866	$947	$(81	)(1)
Non-Houston	514	535	(21	)(1)
Small Business:
Houston	208	242	(34	)(2)
Non-Houston	98	95	3

Total Mass	1,686	1,819	(133)
Commercial and Industrial:
ERCOT	1,864	1,542	322	(3)
Non-ERCOT	257	150	107	(4)

Total Commercial and Industrial	2,121	1,692	429

Total	3,807	3,511	296

Retail energy revenues from resales of purchased power and other hedging activities	543	189	354	(5)
Market usage adjustments	(5)	(5)	—

Total retail energy revenues	$4,345	$3,695	$650

(1)	Decrease primarily due to (a) lower volumes driven by (i) fewer number of customers and (ii) a decrease in average customer usage, partially offset by higher volumes due to warmer weather and (b) lower unit sales prices.

(2)	Decrease primarily due to (a) lower volumes due to fewer number of customers and (b) lower unit sales prices.

(3)	Increase primarily due to (a) higher unit sales prices due to (i) variable rate contracts, which are tied to the market price of natural gas and (ii) fixed price contracts renewed at higher market rates due to higher prices of electricity when the contracts were executed and (b) higher volumes primarily driven by increased number of customers.

(4)	Increase primarily due to (a) higher volumes due to increased number of customers, partially offset by a change in customer usage and mix and (b) higher unit sales prices due to higher prices of electricity when contracts were executed.

(5)	Increase primarily due to our supply management activities in various markets in Texas.

Retail Energy Cost of Sales.

	Six Months Ended June 30,
	2008	2007	Change
		(in millions)

Costs of sales	$3,984	$3,048	$936
Retail energy intersegments costs	131	228	(97)

Subtotal	4,115	3,276	839	(1)

Market usage adjustments	(2)	6	(8)
Unrealized gains on energy derivatives	(1,030)	(256)	(774	)(2)

Total retail energy cost of sales	$3,083	$3,026	$57

(1)	Increase primarily due to (a) higher unit prices of purchased power at the time of procurement due in part to weather and (b) higher volumes due to (i) warmer weather and (ii) increased number of commercial and industrial customers, partially offset by (x) fewer number of mass customers and (y) a change in customer usage and mix.

(2)	See footnote 5 under “— Retail Energy Margins.”
Retail Energy Margins.

	Six Months Ended June 30,
	2008	2007	Change
		(in millions)

Mass gross margin	$187	$356	$(169	)(1)
Commercial and industrial gross margin	48	68	(20	)(2)
Market usage adjustments	(3)	(11)	8

Retail gross margin	232	413	(181)

Operation and maintenance	(123)	(121)	(2)
Selling and marketing expense	(70)	(60)	(10	)(3)
Bad debt expense	(13)	(38)	25	(4)

Retail contribution margin	26	194	(168)
Unrealized gains on energy derivatives	1,030	256	774	(5)

Total retail energy contribution margin, including unrealized gains/losses on energy derivatives	$1,056	$450	$606

(1)	Decrease primarily due to (a) lower unit margins driven by (i) higher unit prices of purchased power at the time of procurement, (ii) higher market rates on incremental volumes purchased for higher customer load due to weather, (iii) increased cost of intra-month congestion and (iv) lower unit sales prices and (b) lower volumes primarily due to fewer customers.

(2)	Decrease primarily due to lower unit margins driven by (a) higher unit prices of purchased power at the time of procurement, (b) increased cost of intra-month congestion and (c) higher load related charges. This decrease was partially offset by (a) higher unit sales prices driven by (i) variable rate contracts, which are tied to the market price of natural gas and (ii) fixed price contracts renewed at higher market rates due to higher prices of electricity when the contracts were executed and (b) higher volumes due to increased number of customers.

(3)	Increase primarily due to increase in salaries, contract services and professional fees partially attributable to “Smart Energy.”

(4)	Decrease primarily due to improved collections.

(5)	Increase primarily due to $1.1 billion gain from changes in prices on our derivatives marked to market, partially offset by (a) $223 million loss on energy derivatives settled during the period and (b) $157 million loss related to liquidity and credit reserves.
Wholesale Energy Segment.
Our wholesale energy segment’s contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives was $496 million during the six months ended June 30, 2008 compared to $80 million in the same period of 2007. The $416 million increase was primarily due to (a) $177 million increase in historical and operational wholesale hedges and (b) net change in unrealized gains/losses on energy derivatives of $158 million. Open wholesale contribution margin increased $81 million primarily due to $56 million increase in open wholesale gross margin and $27 million decrease in operation and maintenance expenses. See “— Wholesale Energy Margins” below for explanations.

Wholesale Energy Operational and Financial Data.

	Six Months Ended June 30,
	2008		2007
	GWh	% Economic	GWh	% Economic

Economic Generation:
PJM Coal	11,280.8	77%	12,127.1	84%
MISO Coal	3,407.7	62%	4,244.7	78%
PJM/MISO Gas	412.7	3%	414.2	3%
West	547.0	4%	907.3	7%
Other	7.0	1%	2,750.2	67%

Total	15,655.2	31%	20,443.5	39%

Commercial Capacity Factor:
PJM Coal	84.3%		77.6%
MISO Coal	81.5%		56.4%
PJM/MISO Gas	92.0%		86.3%
West	86.3%		95.2%
Other	81.4%		91.4%

Total	84.0%		76.0%

Generation:
PJM Coal	9,515.1		9,407.4
MISO Coal	2,776.1		2,395.0
PJM/MISO Gas	379.5		357.5
West	472.2		863.7
Other	5.7		2,512.8

Total	13,148.6		15,536.4

Open Energy Unit Margin ($/MWh):
PJM Coal	$34.89		$31.68
MISO Coal	27.02		28.81
PJM/MISO Gas	52.70		27.97
West	NM (1)		NM (1)
Other	—		5.57

Total weighted average	$31.87		$24.91

(1)	NM is not meaningful.
Wholesale Energy Revenues.

	Six Months Ended June 30,
	2008		2007	Change
			(in millions)

Wholesale energy third-party revenues	$1,647		$1,313	$334	(1)
Wholesale energy intersegment revenues	131		228	(97	)(2)

Subtotal	1,778		1,541	237

Revenues — affiliates	253	(3)	—	253
Unrealized gains (losses)	(7)		4	(11	)(4)

Total wholesale energy revenues	$2,024		$1,545	$479

(1)	Increase primarily due to (a) higher power and natural gas sales prices, (b) higher power sales volumes and (c) higher RPM capacity payments. This increase was partially offset by (a) lower natural gas sales volumes and (b) lower steam sales due to the deconsolidation of Channelview on August 20, 2007.

(2)	Decrease primarily due to (a) lower power sales volumes and (b) lower natural gas sales volumes related to a contract that ended in October 2007. This decrease was partially offset by higher power sales prices.

(3)	We deconsolidated Channelview on August 20, 2007. These revenues represent sales of fuel to Channelview.

(4)	See footnote 8 under “— Wholesale Energy Margins.”

Wholesale Energy Cost of Sales.

	Six Months Ended June 30,
	2008		2007	Change
			(in millions)

Wholesale energy third-party costs	$1,114		$1,057	$57	(1)
Cost of sales — affiliates	200	(2)	—	200
Unrealized (gains) losses	(105)		64	(169	)(3)

Total wholesale energy cost of sales	$1,209		$1,121	$88

(1)	Increase primarily due to (a) higher prices paid for natural gas and (b) higher coal prices. This increase was partially offset by lower purchased natural gas volumes.

(2)	We deconsolidated Channelview on August 20, 2007. These cost of sales represent purchases of power from Channelview.

(3)	See footnote 8 under “— Wholesale Energy Margins.”
Wholesale Energy Margins.

	Six Months Ended June 30,
	2008	2007	Change
		(in millions)
Open energy gross margin:
PJM Coal	$332	$298	$34	(1)
MISO Coal	75	69	6
PJM/MISO Gas	20	10	10	(2)
West	(8)	(4)	(4)
Other	—	14	(14	)(3)

Total	419	387	32

Other margin:
PJM Coal	44	22	22	(4)
MISO Coal	5	5	—
PJM/MISO Gas	60	36	24	(4)
West	56	59	(3)
Other	19	38	(19	)(5)

Total	184	160	24

Open wholesale gross margin	603	547	56

Operation and maintenance	(318)	(345)	27	(6)
Bad debt expense	(1)	1	(2)

Open wholesale contribution margin	284	203	81
Historical and operational wholesale hedges	114	(63)	177	(7)
Unrealized gains (losses) on energy derivatives	98	(60)	158	(8)

Total wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	$496	$80	$416

(1)	Increase primarily due to (a) higher open energy unit margins (higher power prices partially offset by higher fuel costs) and (b) higher commercial capacity factor primarily due to lower planned outages in 2008. This increase was partially offset by lower economic generation.

(2)	Increase primarily due to higher open energy unit margins (higher power prices partially offset by higher fuel costs).

(3)	Decrease primarily due to lower economic generation related to the deconsolidation of Channelview on August 20, 2007.

(4)	Increase primarily due to higher RPM capacity payments.

(5)	Decrease primarily due to (a) the deconsolidation of Channelview on August 20, 2007 and (b) lower revenue from power purchase agreements.

(6)	Decrease primarily due to (a) the deconsolidation of Channelview on August 20, 2007 and (b) $14 million decrease in planned outages and maintenance spending. This decrease was partially offset by $7 million increase in services and support.

(7)	Increase primarily due to (a) $121 million in higher margins on operational hedges and (b) $77 million decrease in losses on closed power hedges. This increase was partially offset by $20 million decrease on hedges of gas transportation.

(8)	Increase primarily due to $200 million gain from changes in prices on our derivatives marked to market, partially offset by $40 million loss on energy derivatives settled during the period.

Other General and Administrative.

	Six Months Ended June 30,
	2008	2007	Change
		(in millions)

Salaries and benefits	$42	$50	$(8)
Professional fees, contract services and information systems maintenance	16	19	(3)
Rent and utilities	11	11	—
Legal costs	3	9	(6)
Other, net	5	6	(1)

Other general and administrative	$77	$95	$(18)

Western States Litigation and Similar Settlements. See note 14(a) to our consolidated financial statements in our Form 10-K and note 11 to our interim financial statements.
Gains on Sales of Assets and Emission and Exchange Allowances, Net.

	Six Months Ended June 30,
	2008		2007	Change
			(in millions)

Emission and exchange allowances	$27	(1)	$2	$25
Investment in and receivables from Channelview	(5	)(2)	—	(5)
Other, net	1		—	1

Gains on sales of assets and emission and exchange allowances, net	$23		$2	$21

(1)	Includes gains of $26 million related to sales of carbon dioxide exchange allowances.

(2)	In the second quarter of 2008, we executed an agreement to sell the Channelview plant and assign related contracts. This amount represents our estimated loss on the sale. See note 14 to our interim financial statements.
Depreciation and Amortization.

	Six Months Ended June 30,
	2008	2007	Change
		(in millions)

Depreciation on plants	$117	$152	$(35	)(1)
Depreciation on information systems	16	18	(2)
Other, net — depreciation	3	3	—

Depreciation	136	173	(37)

Amortization of emission allowances	39	27	12	(2)
Other, net — amortization	2	2	—

Amortization	41	29	12

Depreciation and amortization	$177	$202	$(25)

(1)	Decrease primarily due to (a) early retirements of plant components when replacement components are installed for upgrades (from $28 million in 2007 to $4 million in 2008) and (b) the deconsolidation of Channelview on August 20, 2007.

(2)	Increase primarily due to higher average of cost of SO2 allowances purchased and used.

Income of Equity Investment, Net. This represents income, which did not change significantly, from our equity method investment in Sabine Cogen, LP.
Other, Net. Other, net did not change significantly.
Interest Expense.

	Six Months Ended June 30,
	2008	2007	Change
		(in millions)

Fixed-rate debt	$115	$118	$(3)
Fees for MWh’s delivered under credit-enhanced retail structure	13	12	1
Deferred financing costs	4	45	(41	)(1)
Variable-rate debt	—	14	(14	)(2)
Channelview	—	13	(13	)(3)
Amortization of fair value adjustment of acquired debt	(6)	(7)	1
Capitalized interest	(7)	(2)	(5)
Other, net	7	16	(9)

Interest expense	$126	$209	$(83)

(1)	Decrease primarily due to $39 million write-off due to early extinguishments of debt in the second quarter of 2007.

(2)	Decrease primarily due to decrease in balances.

(3)	Decrease due to the deconsolidation of Channelview on August 20, 2007.
Interest Income.

	Six Months Ended June 30,
	2008	2007	Change
		(in millions)

Interest on temporary cash investments	$16	$13	$3
Net margin deposits	4	5	(1)

Interest income	$20	$18	$2

Income Tax Expense. See note 9 to our interim financial statements.
Income (Loss) from Discontinued Operations. See note 16 to our interim financial statements.
Liquidity and Capital Resources
During the six months ended June 30, 2008, we generated $182 million in operating cash flows from continuing operations, including the changes in margin deposits of $55 million (cash outflow).
As of July 31, 2008, we had total available liquidity of $1.5 billion, comprised of unused borrowing capacity, letters of credit capacity and cash and cash equivalents. Of this amount, $300 million is available only to our retail business through our working capital facility agreement with Merrill Lynch. In addition, Merrill Lynch provides financial support that significantly reduces the liquidity requirements and substantially eliminates collateral postings for our retail business. See note 7 to our consolidated financial statements in our Form 10-K.
The $300 million working capital facility includes a minimum adjusted EBITDA covenant for our retail business that may lead us to seek an amendment or we could decide to terminate the facility. We do not believe these events would be material to our liquidity or financial condition.
We expect to close on the sale of our Bighorn plant during the fourth quarter of 2008 with proceeds of approximately $500 million. See note 15 to our interim financial statements for further discussion.
See “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of our Form 10-K and note 6 to our consolidated financial statements in our Form 10-K.

Credit Risk
By extending credit to our counterparties, we are exposed to credit risk. As of June 30, 2008, our derivative assets and accounts receivable from our wholesale energy and retail energy power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, are:

	Exposure	Credit		Number of	Net Exposure of
	Before	Collateral	Exposure	Counterparties	Counterparties
Credit Rating Equivalent	Collateral(1)	Held	Net of Collateral	>10%	>10%
			(dollars in millions)

Investment grade	$1,106	$22	$1,084	1	$884
Non-investment grade	404	1	403	1	201
No external ratings:
Internally rated — Investment grade	70	—	70	—	—
Internally rated — Non-investment grade	49	4	45	—	—

Total	$1,629	$27	$1,602	2	$1,085

(1)	The table excludes amounts related to contracts classified as normal purchase/normal sale and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Nonperformance could have a material adverse impact on our future results of operations, financial condition and cash flows.
As of June 30, 2008, one investment grade counterparty represented 54% ($884 million) of our credit exposure and one non-investment grade counterparty represented 12% ($201 million) of our credit exposure. As of December 31, 2007, two non-investment grade counterparties represented 47% ($206 million) of our credit exposure. As of June 30, 2008 and December 31, 2007, we held no collateral from these counterparties. There were no other counterparties representing greater than 10% of our credit exposure.
Off-Balance Sheet Arrangements
As of June 30, 2008, we have no off-balance sheet arrangements.

Historical Cash Flows
Cash Flows — Operating Activities

	Six Months Ended June 30,
	2008		2007		Change
	(in millions)

Operating income	$1,287		$215		$1,072
Depreciation and amortization	177		202		(25)
Gains on sales of assets and emission and exchange allowances, net	(23)		(2)		(21)
Net changes in energy derivatives	(1,106	) (1)	(166	) (2)	(940)
Western states litigation and similar settlements	34		—		34
Western states litigation and similar settlements payments	—		(35)		35
Margin deposits, net	(55)		113		(168)
Change in accounts and notes receivable and accounts payable, net	52		(7)		59
Net option premiums purchased	(29)		(18)		(11)
Settlements of exchange transactions prior to contractual period(3)	(5)		(9)		4
Interest payments	(128)		(206)		78
Income tax payments, net of refunds	(3)		(15)		12
Other, net	(19)		(48)		29

Net cash provided by continuing operations from operating activities	182		24		158
Net cash provided by (used in) discontinued operations from operating activities	9		(3)		12

Net cash provided by operating activities	$191		$21		$170

(1)	Includes unrealized gains on energy derivatives of $1.1 billion.

(2)	Includes unrealized gains on energy derivatives of $196 million.

(3)	Represents exchange transactions financially settled within three business days prior to the contractual delivery month.
Cash Flows — Investing Activities

	Six Months Ended June 30,
	2008		2007		Change
	(in millions)

Capital expenditures	$(117)		$(99)		$(18)
Proceeds from sales of emission and exchange allowances	29	(1)	3		26
Purchases of emission allowances	(18	)(2)	(14	)(2)	(4)
Restricted cash	(4)		20		(24)
Other, net	1		2		(1)

Net cash used in investing activities	$(109)		$(88)		$(21)

(1)	Includes $26 million from sales of carbon dioxide exchange allowances.

(2)	Includes $14 million for purchases of SO2 allowances.

Cash Flows — Financing Activities

	Six Months Ended June 30,
	2008	2007	Change
	(in millions)

Proceeds from issuance of senior unsecured notes	$—	$1,300	$(1,300)
Payments of senior secured notes	(45)	(1,058)	1,013
Payments of senior secured term loans	—	(400)	400
Proceeds from issuance of stock	6	29	(23)
Payments of financing costs	—	(30)	30
Payments of debt extinguishments	—	(71)	71
Other, net	—	(1)	1

Net cash used in financing activities	$(39)	$(231)	$192

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
Non-Trading Market Risks
Commodity Price Risk
As of June 30, 2008, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

	Twelve
	Months
	Ending
	June 30,	Remainder				2013 and	Total fair
Source of Fair Value	2009	of 2009	2010	2011	2012	thereafter	value
	(in millions)

Prices actively quoted (Level 1)	$(30)	$(5)	$(10)	$(10)	$—	$—	$(55)
Prices provided by other external sources (Level 2)	380	95	(12)	(29)	(8)	—	426
Prices based on models and other valuation methods (Level 3)	471	42	(13)	(18)	—	—	482

Total mark-to-market non-trading derivatives	$821	$132	$(35)	$(57)	$(8)	$—	$853

During the second quarter of 2008, we made changes to the methodology used for grouping derivative instruments relative to the source of their fair value. Using the fair value hierarchy parameters from SFAS No. 157 (see note 3 to our interim financial statements) we have made the following reclassifications between categories:
•	Instruments whose fair value is based on adjusted quoted market prices in active markets, previously included under the category of prices actively quoted, are now included under prices provided by other external sources;

•	Instruments that are transacted in less liquid markets, such as contracts for power and coal, previously included under the category of prices provided by other external sources, are now included under prices based on models and other valuation methods; and

•	Valuation adjustments for liquidity and credit previously included under the category prices based on models and other valuation methods are now included in the category associated with the derivative instrument.
Under the new methodology, the fair values of the contracts related to our net non-trading derivative assets and liabilities as of March 31, 2008 would have been:

	Twelve
	Months
	Ending
	March 31,	Remainder				2013 and	Total fair
	2009	of 2009	2010	2011	2012	thereafter	value
	(in millions)

Prices actively quoted	$(27)	$(2)	$(4)	$(4)	$—	$—	$(37)
Prices provided by other external sources	11	18	(26)	(31)	(10)	—	(38)
Prices based on models and other valuation methods	349	(4)	(10)	(8)	—	—	327

Total mark-to-market non-trading derivatives	$333	$12	$(40)	$(43)	$(10)	$—	$252

A hypothetical 10% movement in the underlying energy prices would have the following potential gain (loss) impacts on our non-trading derivatives:

		Fair Value of	Earnings Impact of	Total Potential
As of	Market Prices	Cash Flow Hedges	Other Derivatives	Loss in Fair Value
		(in millions)

June 30, 2008	10% decrease	$—	$(513)	$(513)
December 31, 2007	10% decrease	—	(353)	(353)
Interest Rate Risk
We remain subject to the benefits or losses associated with movements in market interest rates related to certain variable-rate debt, cash, cash equivalents and margin deposits, which are most vulnerable to changes in the federal funds rate. As we deconsolidated Channelview on August 20, 2007 and have no borrowings under our senior secured revolver or retail working capital facility, we have no variable-rate debt outstanding as of June 30, 2008.
We assess interest rate risks using a sensitivity analysis that measures the potential change in our interest expense/income based on a hypothetical one percentage point movement in the underlying variable interest rate indices. If interest rates increased/decreased by one percentage point, our interest expense would have increased/decreased for the twelve months ended June 30, 2008 and December 31, 2007 by $1 million and $4 million, respectively, and our interest income, net of interest expense would have increased/decreased by $6 million and $2 million, respectively.
We estimated these amounts by considering the impact of hypothetical changes in interest rates on our variable-rate debt, cash and cash equivalents and net margin deposits based on average balances throughout the respective periods.
If interest rates decreased by one percentage point from their June 30, 2008 and December 31, 2007 levels, the fair market values of our fixed-rate debt would have increased by $191 million and $201 million, respectively.
Trading Market Risks
As of June 30, 2008, the fair values of the contracts related to our legacy trading positions and recorded as net derivative assets and liabilities are:

	Twelve
	Months
	Ending
	June 30,	Remainder				2013 and	Total fair
Source of Fair Value	2009	of 2009	2010	2011	2012	thereafter	value
	(in millions)

Prices actively quoted (Level 1)	$(67)	$(7)	$(4)	$—	$—	$—	$(78)
Prices provided by other external sources (Level 2)	76	—	—	—	—	—	76
Prices based on models and other valuation methods (Level 3)	—	—	—	—	—	—	—

Total	$9	$(7)	$(4)	$—	$—	$—	$(2)

During the second quarter of 2008, we made changes to the methodology used for grouping derivative instruments relative to the source of their fair value; however, these changes did not have a material impact in the presentation of information for our legacy trading positions.
Our consolidated realized and unrealized margins relating to these positions are (income (loss)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Realized	$2	$(7)	$9	$3
Unrealized	(15)	7	(26)	(3)

Total	$(13)	$—	$(17)	$—

An analysis of these net derivative assets and liabilities is:

	Six Months Ended June 30,
	2008		2007
	(in millions)

Fair value of contracts outstanding, beginning of period	$19		$9
Contracts realized or settled	(15	)(1)	(5	)(2)
Changes in fair values attributable to market price and other market changes	(6)		3

Fair value of contracts outstanding, end of period	$(2)		$7

(1)	Amount includes realized gain of $(10) million and deferred settlements of $(5) million.

(2)	Amount includes realized gain of $(3) million and deferred settlements of $(2) million.
The daily value-at-risk for our legacy trading positions is:

	2008(1)	2007
	(in millions)

As of June 30	$11	$5
Three months ended June 30:
Average	5	3
High	13	5
Low	1	2
Six months ended June 30:
Average	3	3
High	13	5
Low	—	2

(1)	The major parameters for calculating daily value-at-risk remain the same during 2008 as disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of June 30, 2008, the end of the period covered by this Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See note 11 to our interim financial statements in this Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the second quarter of 2008, we issued 1,847,119 shares of unregistered common stock pursuant to cashless warrant exercises and 31,933 shares of unregistered common stock for $162,539 in cash pursuant to warrant exercises, in each case under an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our annual meeting of our stockholders on May 20, 2008. Our stockholders voted on the following proposals:
1.	To elect nine directors to our Board to serve until the next annual meeting of stockholders; and

2.	To ratify the Audit Committee’s selection of KPMG LLP as our independent auditors for fiscal year 2008.
The voting results were:
E. William Barnett was re-elected to serve as a director:

For	Against	Abstain
267,294,056	19,489,043	359,029
Donald J. Breeding was re-elected to serve as a director:

For	Against	Abstain
267,147,408	19,601,198	393,522
Kirbyjon H. Caldwell was re-elected to serve as a director:

For	Against	Abstain
265,251,227	21,497,541	393,361

Mark M. Jacobs was elected to serve as a director:

For	Against	Abstain
267,516,897	19,286,292	338,939
Steven L. Miller was re-elected to serve as a director:

For	Against	Abstain
267,336,168	19,381,978	423,983
Laree E. Perez was re-elected to serve as a director:

For	Against	Abstain
267,368,986	19,386,763	386,380
Evan J. Silverstein was re-elected to serve as a director:

For	Against	Abstain
267,369,719	19,359,716	412,693
Joel V. Staff was re-elected to serve as a director:

For	Against	Abstain
265,317,238	21,457,421	367,469
William L. Transier was re-elected to serve as a director:

For	Against	Abstain
260,109,186	26,159,926	873,016
The Audit Committee’s selection of KPMG LLP as our independent auditors for the fiscal year ended December 31, 2008 was ratified:

For	Against	Abstain
284,489,337	2,311,230	341,562
We did not receive any broker non-votes on the proposals.
ITEM 6. EXHIBITS
Exhibits.
See Index of Exhibits.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT ENERGY, INC. (Registrant)
August 5, 2008	By:	/s/ Thomas C. Livengood
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

+2.1
Asset Purchase Agreement by and among Reliant Energy Channelview LP, Reliant Energy Services Channelview LLC and GIM Channelview Cogeneration, LLC entered into June 9, 2008 and dated as of April 3, 2008

+2.2
Amendment No. 1 to Asset Purchase Agreement for Bighorn power plant by and among Reliant Energy Wholesale Generation, LLC, Reliant Energy Asset Management, LLC and Nevada Power Company, dated as of May 12, 2008

3.1	Third Restated Certificate of Incorporation	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	3.1

3.2	Third Amended and Restated Bylaws	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007	1-16455	3.3

4.1
Registrant has omitted instruments with respect to long-term debt in an amount that does not exceed 10% of the registrant’s total assets and its subsidiaries on a consolidated basis and hereby undertakes to furnish a copy of any such agreement to the Securities and Exchange Commission upon request

+10.1
Amendment No. 1 to Amended and Restated Credit Sleeve and Reimbursement Agreement, dated as of September 18, 2007 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)

+10.2	Amendment No. 2 to Amended and Restated Credit Sleeve and Reimbursement Agreement, dated as of April 22, 2008

+10.3	Amendment No. 3 to Amended and Restated Credit Sleeve and Reimbursement Agreement, dated as of May 8, 2008 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)

+31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002