Form 10-Q
period 2008-09-30
RELIANT ENERGY INC
filed 2008-11-10
CIK 1126294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 24, 2008, the latest practicable date for determination, Reliant Energy, Inc. had 349,807,872 shares of common stock outstanding and no shares of treasury stock.

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
Actual results may differ materially from those expressed or implied by the forward-looking statements as a result of many factors or events, including, but not limited to, the following:
•	Demand and market prices for electricity, purchased power and fuel and emission allowances;

•	Limitations on our ability to set rates at market prices;

•	Legislative, regulatory and/or market developments;

•	Our ability to obtain adequate fuel supply and/or transmission and distribution services;

•	Interruption or breakdown of our generating equipment and processes;

•	Failure of third parties to perform contractual obligations;

•	Changes in environmental regulations that constrain our operations or increase our compliance costs;

•	Failure by transmission system operators to communicate operating and system information properly and timely;

•	Failure to meet our debt service, restrictive covenants, collateral postings or obligations related to our credit-enhanced retail structure;

•	Ineffective hedging and other risk management activities;

•	Changes in the wholesale energy market or in our evaluation of our generation assets;

•	The outcome of pending or threatened lawsuits, regulatory proceedings, tax proceedings and investigations;

•	Weather-related events or other events beyond our control;

•	The timing and extent of changes in commodity prices or interest rates;

•	Our ability to attract and retain retail customers or to adequately forecast their energy needs and usage;

•	Our ability to complete ongoing negotiations for an orderly unwind of our credit-enhanced retail structure or failure of such structure;

•	Our ability to complete ongoing negotiations with respect to the term loan component of our $1.0 billion of new capital arrangements;

•	Financial market conditions and our access to capital; and

•	The outcome of our strategic alternatives review.
Other factors that could cause our actual results to differ from our projected results are discussed or referred to in the “Risk Factors” section of this report and of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our filings and other important information are also available on our website at www.reliant.com.
Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(thousands of dollars, except per share amounts)
Revenues:
Revenues (including $(6,173), $7,205, $(13,130) and $10,927 unrealized gains (losses)) (including $0, $39,805, $253,001 and $39,805 from affiliates)	$3,738,106	$3,543,192	$9,977,065	$8,555,708

Expenses:
Cost of sales (including $(1,688,016), $(34,719), $(552,571) and $157,443 unrealized gains (losses)) (including $1,234, $37,782, $201,364 and $37,782 from affiliates)	4,899,393	2,838,950	9,059,914	6,758,157
Operation and maintenance	201,987	209,374	643,888	674,081
Selling, general and administrative	114,870	99,796	275,934	290,477
Western states litigation and similar settlements	3,467	—	37,467	22,000
Gains on sales of assets and emission and exchange allowances, net	(16,561)	(16,769)	(39,484)	(18,496)
Depreciation and amortization	84,228	121,449	261,597	324,021

Total operating expense	5,287,384	3,252,800	10,239,316	8,050,240

Operating Income (Loss)	(1,549,278)	290,392	(262,251)	505,468

Other Income (Expense):
Income of equity investment, net	1,405	1,549	2,600	4,075
Debt extinguishments	(594)	(1,320)	(1,017)	(72,589)
Other, net	4,593	1,590	4,619	2,084
Interest expense	(62,484)	(74,235)	(188,815)	(283,280)
Interest income	6,259	5,777	26,510	24,473

Total other expense	(50,821)	(66,639)	(156,103)	(325,237)

Income (Loss) from Continuing Operations Before Income Taxes	(1,600,099)	223,753	(418,354)	180,231
Income tax expense (benefit)	(562,208)	63,850	(110,299)	41,028

Income (Loss) from Continuing Operations	(1,037,891)	159,903	(308,055)	139,203
Income (loss) from discontinued operations	(29)	2,479	6,035	(1,062)

Net Income (Loss)	$(1,037,920)	$162,382	$(302,020)	$138,141

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$(2.97)	$0.47	$(0.89)	$0.41
Income (loss) from discontinued operations	—	—	0.02	(0.01)

Net income (loss)	$(2.97)	$0.47	$(0.87)	$0.40

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$(2.97)	$0.45	$(0.89)	$0.40
Income (loss) from discontinued operations	—	0.01	0.02	(0.01)

Net income (loss)	$(2.97)	$0.46	$(0.87)	$0.39

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
	(thousands of dollars, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$793,857	$754,962
Restricted cash	5,956	3,251
Accounts and notes receivable, principally customer, net of allowance of $42,780 and $36,724	1,257,036	1,082,746
Inventory	325,620	285,408
Derivative assets	804,184	663,049
Margin deposits	135,308	139,834
Accumulated deferred income taxes	189,559	114,559
Investment in and receivables from Channelview, net	61,442	83,253
Prepayments and other current assets	132,378	104,314
Assets held for sale	446,458	—
Current assets of discontinued operations	—	2,133

Total current assets	4,151,798	3,233,509

Property, plant and equipment, gross	6,604,285	6,852,170
Accumulated depreciation	(1,756,344)	(1,629,953)

Property, Plant and Equipment, net	4,847,941	5,222,217

Other Assets:
Goodwill, net	357,490	379,644
Other intangibles, net	389,381	405,338
Derivative assets	340,423	376,535
Prepaid lease	288,132	270,133
Accumulated deferred income taxes	175,395	70,410
Other ($36,991 and $29,016 accounted for at fair value)	204,824	234,014

Total other assets	1,755,645	1,736,074

Total Assets	$10,755,384	$10,191,800

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$12,193	$52,546
Accounts payable, principally trade	820,319	687,046
Derivative liabilities	1,279,446	885,346
Margin deposits	7,100	250
Other	513,253	426,839
Liabilities held for sale	62,483	—
Current liabilities of discontinued operations	2,952	—

Total current liabilities	2,697,746	2,052,027

Other Liabilities:
Derivative liabilities	695,063	473,516
Other	244,897	278,641
Long-term liabilities of discontinued operations	3,542	3,542

Total other liabilities	943,502	755,699

Long-term Debt	2,874,785	2,902,346

Commitments and Contingencies
Temporary Equity Stock-based Compensation	7,121	4,694

Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 349,770,636 and 344,579,508 issued)	111	106
Additional paid-in capital	6,237,692	6,215,512
Accumulated deficit	(1,937,546)	(1,635,526)
Accumulated other comprehensive loss	(68,027)	(103,058)

Total stockholders’ equity	4,232,230	4,477,034

Total Liabilities and Equity	$10,755,384	$10,191,800

See Notes to our Unaudited Consolidated Interim Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(thousands of dollars)
Cash Flows from Operating Activities:
Net income (loss)	$(302,020)	$138,141
(Income) loss from discontinued operations	(6,035)	1,062

Net income (loss) from continuing operations	(308,055)	139,203
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	261,597	324,021
Deferred income taxes	(140,798)	25,246
Net changes in energy derivatives	589,054	(126,819)
Amortization of deferred financing costs	6,446	47,817
Gains on sales of assets and emission and exchange allowances, net	(39,484)	(18,496)
Debt extinguishments	1,017	72,589
Income of equity investment, net	(2,600)	(4,075)
Western states litigation and similar settlements	37,467	—
Other, net	(361)	8,909
Changes in other assets and liabilities:
Accounts and notes receivable, net	(187,077)	(368,989)
Changes in notes, receivables and payables with affiliate, net	4,183	(4,225)
Inventory	(42,484)	(6,117)
Margin deposits, net	11,376	200,928
Net derivative assets and liabilities	(37,845)	(30,949)
Western states litigation and similar settlements payments	—	(35,000)
Accounts payable	107,675	172,789
Other current assets	(16,384)	(14,586)
Other assets	(2,902)	(35,155)
Taxes payable/receivable	11,852	(12,334)
Other current liabilities	16,648	6,352
Other liabilities	(8,683)	(9,168)

Net cash provided by continuing operations from operating activities	260,642	331,941
Net cash provided by (used in) discontinued operations from operating activities	7,459	(3,754)

Net cash provided by operating activities	268,101	328,187

Cash Flows from Investing Activities:
Capital expenditures	(215,695)	(135,473)
Proceeds from sales of assets, net	18,429	30,380
Proceeds from sales of emission and exchange allowances	38,685	6,794
Purchases of emission allowances	(26,053)	(52,160)
Restricted cash	(2,705)	4,716
Other, net	3,312	5,295

Net cash used in continuing operations from investing activities	(184,027)	(140,448)
Net cash provided by discontinued operations from investing activities	—	520

Net cash used in investing activities	(184,027)	(139,928)

Cash Flows from Financing Activities:
Payments of long-term debt	(57,704)	(1,497,887)
Proceeds from long-term debt	—	1,300,000
Increase in short-term borrowings and revolving credit facilities, net	—	6,554
Payments of financing costs	—	(31,245)
Payments of debt extinguishments	(1,017)	(72,589)
Proceeds from issuances of stock	13,542	39,401

Net cash used in financing activities	(45,179)	(255,766)

Net Change in Cash and Cash Equivalents	38,895	(67,507)
Cash and Cash Equivalents at Beginning of Period	754,962	463,909

Cash and Cash Equivalents at End of Period	$793,857	$396,402

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$134,988	$218,592
Income taxes paid (net of income tax refunds) for continuing operations	18,000	28,115
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
Retail Energy Segment Estimates due to Hurricane Ike. In September 2008, Hurricane Ike struck the upper Texas coast causing substantial damage to the electric transmission and distribution system serving the Houston-Galveston area. Due to the diversion of meter reading personnel to assist with the restoration, the Public Utility Commission of Texas (PUCT) is allowing the transmission and distribution companies, as necessary, to estimate a customer’s electricity consumption for three consecutive meter read cycles. A true up to the customer’s actual consumption will take place when the meter is read in the subsequent months. As of September 30, 2008, we have $153 million and $225 million in billed and unbilled revenues, respectively, based on estimated meter reads. These amounts represent 5% and 4% of our retail energy segment’s revenues and consolidated revenues, respectively, for the nine months ended September 30, 2008.
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
Gross Receipts Taxes. We record gross receipts taxes for our retail energy segment on a gross basis in revenues and operations and maintenance in our consolidated statements of operations. During the three months ended September 30, 2008 and 2007, our retail energy segment’s revenues and operation and maintenance include gross receipts taxes of $32 million and $31 million, respectively, and during the nine months ended September 30, 2008 and 2007, $80 million and $76 million, respectively.

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
The effect to our December 31, 2007 consolidated balance sheet was as follows: (Note — only line items impacted are shown.)

	December 31, 2007
	As Previously
	Reported in the	Upon Adoption
	Form 10-K	of FIN 39-1
	(in millions)

Current derivative assets	$214	$663
Total current assets	2,784	3,233
Long-term derivative assets	90	376
Total other assets	1,450	1,736
Total assets	9,457	10,192

Current derivative liabilities	437	885
Total current liabilities	1,602	2,050
Long-term derivative liabilities	187	474
Total other liabilities	470	757
Total liabilities and stockholders’ equity	9,457	10,192
New Accounting Pronouncement Not Yet Adopted — Disclosures about Derivatives and Hedging Activities. Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161) is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is intended to enhance the related qualitative and quantitative disclosures by providing for additional information about objectives, strategies, accounting treatment, volume by commodity type and credit-risk-related contingent features. SFAS No. 161 must be adopted by January 1, 2009.
(2) Stock-based Compensation
Our compensation expense for our stock-based incentive plans was:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008		2007
	(in millions)
Stock-based incentive plans compensation expense (income) (pre-tax)	$(1	)(1)	$3	$7	(1)	$23

(1)	We recognized $1 million of pre-tax income primarily due to a decrease in our stock price at September 30, 2008 compared to June 30, 2008.
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

No tax benefits related to stock-based compensation were realized during the nine months ended September 30, 2008 and 2007 due to our net operating loss carryforwards.
(3) Fair Value Measurements
Summary. Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) on a prospective basis for our financial assets and liabilities. In connection with the adoption, no cumulative effect of an accounting change was recognized. For non-financial assets and liabilities, the adoption of SFAS No. 157 has been deferred until January 1, 2009.
Fair Value Hierarchy and Valuation Techniques. We apply recurring fair value measurements to our financial assets and liabilities. In determining fair value, we generally use the market approach and incorporate assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable internally-developed inputs. Based on the observability of the inputs used in our valuation techniques, our financial assets and liabilities are classified as follows:

Level 1:	Level 1 represents unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date. This category primarily includes our energy derivative instruments that are exchange-traded or that are cleared and settled through the exchange.

Level 2:	Level 2 represents quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data. This category includes emission allowances futures that are exchange-traded and over-the-counter (OTC) derivative instruments such as generic swaps and forwards.

Level 3:	This category includes our energy derivative instruments whose fair value is estimated based on internally developed models and methodologies utilizing significant inputs that are generally less readily observable from objective sources (such as market heat rates, implied volatilities and correlations). Our OTC, complex or structured derivative instruments that are transacted in less liquid markets with limited pricing information are included in Level 3. Examples are structured power supply contracts, coal contracts, longer term natural gas contracts and options.
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
Fair Value of Derivative Instruments and Certain Other Assets.

	September 30, 2008
						Total
	Level 1	Level 2	Level 3	Reclassifications		Fair Value
	(in millions)

Total derivative assets	$383	$592	$183	$(14	)(1)	$1,144
Total derivative liabilities	382	1,451	154	(14	)(1)	1,973
Other assets(2)	37	—	—	—		37

(1)	Reclassifications are required to reconcile to FIN 39-1 consolidated balance sheet presentation.

(2)	Includes available-for-sale and trading securities, which are actively traded and are valued based upon unadjusted quoted prices.

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Net Derivatives		Net Derivatives
	(in millions)		(in millions)

Balance, beginning of period	$482		$121
Total gains (losses) realized/unrealized:
Included in earnings	(286	)(1)	252	(1)
Purchases, issuances and settlements (net)	(181)		(362)
Transfers in and/or out of Level 3 (net)	14	(2)	18	(3)

Balance, September 30, 2008	$29		$29

Changes in unrealized gains/losses relating to derivative assets and liabilities still held at September 30, 2008	(197	)(4)	36	(5)

(1)	Recorded in revenues and cost of sales.

(2)	Represents fair value as of June 30, 2008.

(3)	Represents fair value as of December 31, 2007.

(4)	Includes $2 million gain recorded in revenues and $199 million loss recorded in cost of sales.

(5)	Includes $2 million gain recorded in revenues and $34 million gain recorded in cost of sales.
See notes 2(d) and 5 to our consolidated financial statements in our Form 10-K for additional information about our derivatives.
(4) Comprehensive Income (Loss)
The components of total comprehensive income (loss) are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

Net income (loss)	$(1,038)	$162	$(302)	$138
Other comprehensive income (loss), net of tax:
Deferred income from cash flow hedges	—	1	—	4
Reclassification of net deferred loss from cash flow hedges realized in net income/loss	9	24	25	69
Amortization of prior service costs	1	1	1	1
Unrealized gain on available-for-sale securities	9	—	9	—

Comprehensive income (loss)	$(1,019)	$188	$(267)	$212

(5) Goodwill
2008 Annual Goodwill Impairment Assessments. We completed our annual goodwill impairment assessments for our wholesale energy and retail energy reporting units effective April 1, 2008. No impairments occurred.
Estimation of Our Wholesale Energy Reporting Unit’s Fair Value. We updated a number of subjective factors and significant assumptions to estimate fair value in our April 2008 test as compared to our April 2007 test, including (a) appropriate weighting of valuation approaches (income approach, market approach and comparable public company approach); (b) projections about future power generation margins; (c) estimates of our future cost structure; (d) environmental assumptions; (e) discount rates for estimated cash flows, which changed from 9.5% to 10.0% primarily due to changes in the required rate on debt capital of peer companies and (f) required level of working capital. See note 4(a) to our consolidated financial statements in our Form 10-K.

Goodwill Impairment Assessments Update. Given recent changes in the business climate and the credit markets and our review of strategic alternatives to enhance stockholder value, we updated the key inputs and assumptions used to estimate the fair values of our wholesale energy and retail energy reporting units and concluded that no goodwill impairments have occurred as of September 30, 2008. We use a combination of an income approach and a market approach to estimate the fair value of our wholesale energy reporting unit. Key fair value inputs for the wholesale energy reporting unit that we changed include the weighting of the valuation approaches, projections about future power generation margins and the discount rate, which is based on the cost of capital. We primarily use an income approach to estimate the fair value of our retail energy reporting unit. Key fair value inputs for the retail energy reporting unit that we changed include projections about future margins, required levels of working capital and the discount rate, which is based on the cost of capital. See note 17(a).
(6) Derivative Instruments
For discussion of our derivative activities, see notes 2(d) and 5 to our consolidated financial statements in our Form 10-K. The income (loss) of our energy and interest rate derivative instruments is:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

Energy derivatives:
Hedge ineffectiveness gains	$— (1)	$9 (1)	$— (1)	$11	(1)
Other net unrealized gains (losses)	(1,694)	(37)	(566)	157
Interest rate derivatives:
Other net unrealized gains (losses)	—	1	—	(4)

Total(2)(3)	$(1,694)	$(27)	$(566)	$164

(1)	During 2007, we de-designated our remaining cash flow hedges; the amount reflected here subsequent to that time relates to previously measured ineffectiveness reversing due to settlement of the derivative contracts.

(2)	No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(3)	During the three and nine months ended September 30, 2008 and 2007, no amount was recognized in our results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.
Amounts included in accumulated other comprehensive loss:

	September 30, 2008
		Expected to be
		Reclassified into
		Results of Operations
	At the End of the Period	in Next 12 Months
	(in millions)

De-designated cash flow hedges	$55	$19

Although we discontinued our proprietary trading business in March 2003, we have legacy trading and non-core asset management positions. The income (loss) associated with these transactions is:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

Revenues	$1	$—	$1	$—
Cost of sales	30	8	13	8

Total	$31	$8	$14	$8

(7) Debt
Our outstanding debt:

	September 30, 2008			December 31, 2007
	Weighted			Weighted
	Average			Average
	Stated			Stated
	Interest			Interest
	Rate(1)	Long-term	Current	Rate(1)	Long-term	Current
	(in millions, except interest rates)
Facilities, Bonds and Notes:
Reliant Energy:
Senior secured revolver due 2012	5.80%	$—	$—	6.45%	$—	$—
Senior secured notes due 2014(2)	6.75	667	—	6.75	671	41
Senior unsecured notes due 2013(3)	9.50	—	—	9.50	13	—
Senior unsecured notes due 2014	7.625	575	—	7.625	575	—
Senior unsecured notes due 2017	7.875	725	—	7.875	725	—
Convertible senior subordinated notes due 2010 (unsecured)(4)	5.00	—	—	5.00	2	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)	12.00	400	—	12.00	400	—
Reliant Energy Seward, LLC PEDFA(5) fixed-rate bonds due 2036	6.75	500	—	6.75	500	—
Reliant Energy Power Supply, LLC working capital facility due 2012(6)	4.15	—	—	5.30	—	—

Total facilities, bonds and notes		2,867	—		2,886	41

Other:
Adjustment to fair value of debt(7)		8	12		17	11

Total other debt		8	12		17	11

Total debt(8)		$2,875	$12		$2,903	$52

(1)	The weighted average stated interest rates are as of September 30, 2008 or December 31, 2007.

(2)	We repurchased $45 million during the first quarter of 2008 and incurred an insignificant amount of debt extinguishment expenses.

(3)	In July 2008, we called the remaining $13 million.

(4)	During the nine months ended September 30, 2008, the remaining outstanding notes were converted to common stock.

(5)	PEDFA is the Pennsylvania Economic Development Financing Authority.

(6)	This $300 million working capital facility includes a minimum adjusted EBITDA covenant for our retail business. Merrill Lynch waived compliance with this covenant through December 5, 2008. See note 17.

(7)	Debt acquired in the acquisition of Orion Power Holdings, Inc. and subsidiaries was adjusted to fair value as of the acquisition date. Included in interest expense is amortization for valuation adjustments for debt of $2 million and $1 million during the three months ended September 30, 2008 and 2007, respectively, and $8 million and $8 million during the nine months ended September 30, 2008 and 2007, respectively.

(8)	Based on the incremental borrowing rates for similar borrowing arrangements and information from market participants, the fair value of our fixed rate debt is $2.5 billion and $3.0 billion as of September 30, 2008 and December 31, 2007, respectively.
Amounts borrowed and available for borrowing under our revolving credit agreements as of September 30, 2008:

	Total Committed	Drawn	Letters	Unused
	Credit	Amount	of Credit	Amount
	(in millions)

Reliant Energy senior secured revolver due 2012	$500	$—	$55	$445
Reliant Energy letter of credit facility due 2014	250	—	234	16

	$750	$—	$289	$461

See note 17 for discussion of events occurring subsequent to September 30, 2008 regarding our capital and debt structure.

(8) Earnings (Loss) Per Share
Reconciliations of the amounts used in the basic and diluted earnings (loss) per common share computations are:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007
	(in millions)

Income (loss) from continuing operations (basic)	$(1,038)	$160		$(308)	$139
Plus: Interest expense on 5.00% convertible senior subordinated notes, net of tax	— (1)	—	(2)	— (1)	—	(2)

Income (loss) from continuing operations (diluted)	$(1,038)	$160		$(308)	$139

(1)	As we incurred a loss from continuing operations for this period, diluted loss per share is calculated the same as basic loss per share.

(2)	In December 2006, nearly all of these outstanding notes were converted to common stock. See also note 6.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008		2007
	(shares in thousands)

Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding (basic)	349,200		343,835	347,086		341,768
Plus: Incremental shares from assumed conversions:
Stock options	—	(1)	4,957	—	(1)	4,950
Restricted stock	—	(1)	521	—	(1)	492
Employee stock purchase plan	—	(1)	—	—	(1)	60
5.00% convertible senior subordinated notes	—	(1)	212	—	(1)	214
Warrants	—	(1)	4,679	—	(1)	4,841

Weighted average shares outstanding assuming conversion (diluted)	349,200		354,204	347,086		352,325

(1)	See note (1) above regarding diluted loss per share.

We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(shares in thousands, dollars in millions)

Shares excluded from the calculation of diluted earnings (loss) per share	4,494	(1)	N/A	(2)	6,872	(1)	N/A	(2)
Shares excluded from the calculation of diluted earnings (loss) per share because the exercise price exceeded the average market price	2,314	(3)	1,943	(3)	2,300	(3)	2,047	(3)
Interest expense that would be added to income if 5.00% convertible senior subordinated notes were dilutive	—	(4)	N/A	(2)	—	(4)	N/A	(2)

(1)	Potential shares excluded consist of convertible senior subordinated notes, warrants, stock options, restricted stock and shares related to the employee stock purchase plan.

(2)	Not applicable as we included the item in the calculation of diluted earnings per share.

(3)	Includes stock options.

(4)	In December 2006, nearly all of these outstanding notes were converted to common stock. During the nine months ended September 30, 2008, the remaining outstanding notes were converted to common stock.
(9) Income Taxes
(a) Tax Rate Reconciliation.
A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Federal statutory rate	35%	35%	35%	35%
Additions (reductions) resulting from:
Federal tax uncertainties	—	—	—	(3)
Federal valuation allowance	—	(13)	—	(13)
State income taxes, net of federal income taxes	—	3	(7)	2
Other, net	—	4	(2)	2

Effective rate	35%	29%	26%	23%

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

Our valuation allowances for deferred tax assets are:

			Capital, Foreign
	Federal	State	and Other, Net
	(in millions)

As of December 31, 2007	$14	$67	$22
Changes in valuation allowances	—	5	(1)

As of March 31, 2008	14	72	21
Changes in valuation allowances	—	2	—

As of June 30, 2008	14	74	21
Changes in valuation allowances	—	(2)	(1)

As of September 30, 2008	$14	$72	$20

(c) FIN 48 and Income Tax Uncertainties.
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
(10) Guarantees and Indemnifications
We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the guarantee was approximately $54 million as of September 30, 2008 and no liability is recorded in our consolidated balance sheets for this item.
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
We have guaranteed payments to a third party relating to energy sales from El Dorado Energy, LLC, a former investment. The estimated maximum potential amount of future payments under this guarantee was approximately $21 million as of September 30, 2008 and no liability is recorded in our consolidated balance sheets for this item.
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
Recent developments in these cases include:
•	In October 2008, we reached an agreement in principle to settle the five cases pending in federal court in Nevada. The settlement is subject to the completion of definitive documentation. The charges anticipated to be incurred in connection with the settlement were expensed in the third quarter of 2008. This settlement and the settlement described below will resolve all of the remaining California gas cases.

•	In May 2008, we signed a memorandum of understanding to settle the 16 cases comprising the California-based gas index litigation, including the case filed by LADWP. The settlement is subject to the completion of definitive documentation. The charges anticipated to be incurred in connection with the settlement were expensed during the first quarter of 2008.

•	In September 2007, the Ninth Circuit Court of Appeals issued decisions in a number of the other gas cases in which we are a defendant. The Ninth Circuit Court of Appeals reversed a series of lower court decisions holding that the filed rate doctrine barred the plaintiffs’ claims in those cases. As a result of the Ninth Circuit Court of Appeals rulings, these cases have been remanded for further proceedings at the trial court level. The cases in which we are a defendant are covered by the October 2008 settlement described above.
(b) Environmental Matters.
New Source Review Matters. The United States Environmental Protection Agency (EPA) and various states are investigating compliance of coal-fueled electric generating stations with the pre-construction permitting requirements of the Clean Air Act known as “New Source Review.” In 2000 and 2001, we responded to the EPA’s information requests related to five of our stations, and in December 2007, we received supplemental requests for two of those stations. In September 2008, we received an EPA request for information related to two additional stations. The EPA has agreed to share information relating to its investigations with state environmental agencies.

In December 2007, the New Jersey Department of Environmental Protection (NJDEP) filed suit against us in the United States District Court in Pennsylvania, alleging that New Source Review violations occurred at one of our power plants located in Pennsylvania. The suit seeks installation of “best available” control technologies for each pollutant, to enjoin us from operating the plant if it is not in compliance with the Clean Air Act and civil penalties. The suit also names three past owners of the plant as defendants. We believe we are indemnified by or have the right to seek indemnification from the prior owners for losses and expenses that we may incur from activities occurring prior to our ownership.
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
Remediation Obligations. We are responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey. We recorded the estimated long-term liability for the remediation costs of $8 million as of September 30, 2008 and December 31, 2007.
Conemaugh Actions. In April 2007, PennEnvironment and the Sierra Club filed a citizens’ suit against us in the United States District Court, Western District of Pennsylvania. The suit alleges that the Conemaugh plant, in which we have a 16.45% interest, is in violation of its water discharge permit and related state and federal laws and seeks civil penalties, remediation and to enjoin violations. The Conemaugh plant is governed by a consent order agreement with the Pennsylvania Department of Environmental Protection (PADEP). We are confident that the Conemaugh plant has operated and will continue to operate in material compliance with the consent order agreement, its water discharge permit and related state and federal laws. However, if PennEnvironment and the Sierra Club are successful, we could incur significant capital expenditures associated with the implementation of discharge reductions on an accelerated basis and possible penalties. In October 2008, the PADEP filed to dismiss its related suit against us filed in April 2007 in the Court of Common Pleas of Indiana County, Pennsylvania.
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
(c) Other.
PUCT Cases. There are various proceedings pending before the state district court in Travis County, Texas, seeking reviews of the PUCT orders relating to the fuel factor component used in our “price-to-beat” tariff. In an earlier proceeding, a review of the PUCT’s approval of our requested fuel factor change was decided in our favor by the district court and was later affirmed by the court of appeals in Travis County. The remaining cases involve the same issues already addressed and decided in our favor by those courts.
CenterPoint Indemnity. We have agreed to indemnify CenterPoint against certain losses relating to the lawsuits described in note 11(a) under “Pending Natural Gas Litigation.”
Texas Franchise Audit. The state of Texas has issued assessment orders indicating an estimated tax liability of approximately $55 million (including interest and penalties of $18 million) relating primarily to the sourcing of receipts for 2000 through 2005. We are contesting the audit assessments related to this issue.
Sales Tax Contingencies. Some of our sales tax computations are subject to challenge under audit. As of September 30, 2008 and December 31, 2007, we have $20 million and $19 million, respectively, accrued in current and long-term liabilities relating to these contingencies.
(12) Supplemental Guarantor Information
Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes.

Condensed Consolidating Statements of Operations.

	Three Months Ended September 30, 2008
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Revenues	$—	$1,003	$3,199	$(464)	$3,738

Cost of sales	—	796	4,565	(462)	4,899
Operation and maintenance	—	40	163	(1)	202
Selling, general and administrative	—	2	114	(1)	115
Western states litigation and similar settlements	—	3	—	—	3
Gains on sales of assets and emission and exchange allowances, net	—	(17)	—	—	(17)
Depreciation and amortization	—	32	53	—	85

Total	—	856	4,895	(464)	5,287

Operating income (loss)	—	147	(1,696)	—	(1,549)

Income of equity investment, net	—	2	—	—	2
Income (loss) of equity investments of consolidated subsidiaries	(1,042)	40	—	1,002	—
Debt extinguishments	(1)	—	—	—	(1)
Other, net	—	—	4	—	4
Interest expense	(41)	(9)	(13)	—	(63)
Interest income	4	1	2	—	7
Interest income (expense) — affiliated companies, net	44	(27)	(17)	—	—

Total other income (expense)	(1,036)	7	(24)	1,002	(51)

Income (loss) from continuing operations before income taxes	(1,036)	154	(1,720)	1,002	(1,600)
Income tax expense (benefit)	2	38	(613)	11	(562)

Income (loss) from continuing operations	(1,038)	116	(1,107)	991	(1,038)

Net income (loss)	$(1,038)	$116	$(1,107)	$991	$(1,038)

	Three Months Ended September 30, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Revenues	$—	$1,152	$3,103	$(711)	$3,544

Cost of sales	—	1,006	2,542	(709)	2,839
Operation and maintenance	—	49	163	(1)	211
Selling, general and administrative	—	4	96	(1)	99
(Gains) losses on sales of assets and emission and exchange allowances, net	—	(18)	1	—	(17)
Depreciation and amortization	—	36	86	—	122

Total	—	1,077	2,888	(711)	3,254

Operating income	—	75	215	—	290

Income of equity investment, net	—	1	—	—	1
Income of equity investments of consolidated subsidiaries	120	30	—	(150)	—
Debt extinguishments	(1)	—	—	—	(1)
Other, net	—	2	—	—	2
Interest expense	(43)	(9)	(22)	—	(74)
Interest income	1	2	3	—	6
Interest income (expense) — affiliated companies, net	81	(59)	(22)	—	—

Total other income (expense)	158	(33)	(41)	(150)	(66)

Income from continuing operations before income taxes	158	42	174	(150)	224
Income tax expense (benefit)	(4)	5	72	(9)	64

Income from continuing operations	162	37	102	(141)	160
Income from discontinued operations	—	—	2	—	2

Net income	$162	$37	$104	$(141)	$162

	Nine Months Ended September 30, 2008
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Revenues	$—	$2,992	$8,376	$(1,391)	$9,977

Cost of sales	—	2,564	7,880	(1,384)	9,060
Operation and maintenance	—	152	495	(3)	644
Selling, general and administrative	1	11	268	(4)	276
Western states litigation and similar settlements	34	3	—	—	37
Gains on sales of assets and emission and exchange allowances, net	—	(38)	(2)	—	(40)
Depreciation and amortization	—	101	161	—	262

Total	35	2,793	8,802	(1,391)	10,239

Operating income (loss)	(35)	199	(426)	—	(262)

Income of equity investment, net	—	3	—	—	3
Income (loss) of equity investments of consolidated subsidiaries	(303)	119	—	184	—
Debt extinguishments	(1)	—	—	—	(1)
Other, net	—	—	4	—	4
Interest expense	(123)	(25)	(41)	—	(189)
Interest income	14	5	8	—	27
Interest income (expense) — affiliated companies, net	146	(95)	(51)	—	—

Total other income (expense)	(267)	7	(80)	184	(156)

Income (loss) from continuing operations before income taxes	(302)	206	(506)	184	(418)
Income tax expense (benefit)	—	34	(158)	14	(110)

Income (loss) from continuing operations	(302)	172	(348)	170	(308)
Income (loss) from discontinued operations	—	8	(2)	—	6

Net income (loss)	$(302)	$180	$(350)	$170	$(302)

	Nine Months Ended September 30, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Revenues	$—	$2,834	$7,551	$(1,829)	$8,556

Cost of sales	—	2,610	5,968	(1,820)	6,758
Operation and maintenance	—	153	526	(4)	675
Selling, general and administrative	—	16	280	(5)	291
Western states litigation and similar settlements	—	22	—	—	22
Gains on sales of assets and emission and exchange allowances, net	—	(9)	(10)	—	(19)
Depreciation and amortization	—	122	202	—	324

Total	—	2,914	6,966	(1,829)	8,051

Operating income (loss)	—	(80)	585	—	505

Income of equity investment, net	—	4	—	—	4
Income of equity investments of consolidated subsidiaries	115	(6)	—	(109)	—
Debt extinguishments	(72)	—	—	—	(72)
Other, net	—	2	—	—	2
Interest expense	(192)	(26)	(65)	—	(283)
Interest income	7	6	11	—	24
Interest income (expense) — affiliated companies, net	265	(201)	(64)	—	—

Total other income (expense)	123	(221)	(118)	(109)	(325)

Income (loss) from continuing operations before income taxes	123	(301)	467	(109)	180
Income tax expense (benefit)	(15)	(110)	181	(15)	41

Income (loss) from continuing operations	138	(191)	286	(94)	139
Loss from discontinued operations	—	—	(1)	—	(1)

Net income (loss)	$138	$(191)	$285	$(94)	$138

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

	September 30, 2008
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$634	$—	$160	$—	$794
Restricted cash	—	4	2	—	6
Accounts and notes receivable, principally customer, net	5	220	1,038	(6)	1,257
Accounts and notes receivable — affiliated companies	1,577	228	150	(1,955)	—
Inventory	—	156	170	—	326
Derivative assets	—	140	664	—	804
Investment in and receivables from Channelview, net	1	60	—	—	61
Assets held for sale	—	446	—	—	446
Other current assets	19	149	314	(24)	458

Total current assets	2,236	1,403	2,498	(1,985)	4,152

Property, Plant and Equipment, net	—	2,390	2,458	—	4,848

Other Assets:
Goodwill and other intangibles, net	—	148	479	119	746
Notes receivable — affiliated companies	2,397	564	68	(3,029)	—
Equity investments of consolidated subsidiaries	2,170	366	—	(2,536)	—
Derivative assets	—	26	314	—	340
Other long-term assets	62	856	342	(591)	669

Total other assets	4,629	1,960	1,203	(6,037)	1,755

Total Assets	$6,865	$5,753	$6,159	$(8,022)	$10,755

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$—	$—	$12	$—	$12
Accounts payable, principally trade	8	38	775	(1)	820
Accounts and notes payable — affiliated companies	—	1,706	249	(1,955)	—
Derivative liabilities	—	75	1,203	—	1,278
Liabilities held for sale	—	62	—	—	62
Other current liabilities	78	180	284	(21)	521
Current liabilities of discontinued operations	—	—	3	—	3

Total current liabilities	86	2,061	2,526	(1,977)	2,696

Other Liabilities:
Notes payable — affiliated companies	—	2,308	721	(3,029)	—
Derivative liabilities	—	24	671	—	695
Other long-term liabilities	573	115	143	(585)	246
Long-term liabilities of discontinued operations	—	—	4	—	4

Total other liabilities	573	2,447	1,539	(3,614)	945

Long-term Debt	1,967	500	408	—	2,875

Commitments and Contingencies
Temporary Equity Stock-based Compensation	7	—	—	—	7

Total Stockholders’ Equity	4,232	745	1,686	(2,431)	4,232

Total Liabilities and Equity	$6,865	$5,753	$6,159	$(8,022)	$10,755

	December 31, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$490	$1	$264	$—	$755
Restricted cash	—	1	2	—	3
Accounts and notes receivable, principally customer, net	11	252	831	(11)	1,083
Accounts and notes receivable — affiliated companies	2,009	368	328	(2,705)	—
Inventory	—	148	137	—	285
Derivative assets	—	123	540	—	663
Investment in and receivables from Channelview, net	1	82	—	—	83
Other current assets	19	160	197	(17)	359
Current assets of discontinued operations	—	—	2	—	2

Total current assets	2,530	1,135	2,301	(2,733)	3,233

Property, Plant and Equipment, net	—	2,870	2,353	—	5,223

Other Assets:
Goodwill and other intangibles, net	—	184	482	119	785
Notes receivable — affiliated companies	2,365	656	68	(3,089)	—
Equity investments of consolidated subsidiaries	2,212	304	—	(2,516)	—
Derivative assets	—	44	332	—	376
Other long-term assets	55	860	356	(696)	575

Total other assets	4,632	2,048	1,238	(6,182)	1,736

Total Assets	$7,162	$6,053	$5,892	$(8,915)	$10,192

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$41	$—	$11	$—	$52
Accounts payable, principally trade	—	68	624	(5)	687
Accounts and notes payable — affiliated companies	103	2,223	379	(2,705)	—
Derivative liabilities	—	112	773	—	885
Other current liabilities	11	182	256	(23)	426

Total current liabilities	155	2,585	2,043	(2,733)	2,050

Other Liabilities:
Notes payable — affiliated companies	—	2,213	876	(3,089)	—
Derivative liabilities	—	57	417	—	474
Other long-term liabilities	539	152	284	(696)	279
Long-term liabilities of discontinued operations	—	—	4	—	4

Total other liabilities	539	2,422	1,581	(3,785)	757

Long-term Debt	1,986	500	417	—	2,903

Commitments and Contingencies
Temporary Equity Stock-based Compensation	5	—	—	—	5

Total Stockholders’ Equity	4,477	546	1,851	(2,397)	4,477

Total Liabilities and Equity	$7,162	$6,053	$5,892	$(8,915)	$10,192

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Nine Months Ended September 30, 2008
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by continuing operations from operating activities	$77	$21	$163	$—	$261
Net cash provided by discontinued operations from operating activities	—	7	—	—	7

Net cash provided by operating activities	77	28	163	—	268

Cash Flows from Investing Activities:
Capital expenditures	—	(19)	(197)	—	(216)
Investments in, advances to and from and distributions from subsidiaries, net(2)	112	57	171	(340)	—
Proceeds from sales of assets	—	18	—	—	18
Proceeds from sales (purchases) of emission and exchange allowances	—	74	(61)	—	13
Restricted cash	—	(2)	(1)	—	(3)
Other, net	—	4	—	—	4

Net cash provided by (used in) investing activities	112	132	(88)	(340)	(184)

Cash Flows from Financing Activities:
Payments of long-term debt	(58)	—	—	—	(58)
Changes in notes with affiliated companies, net(3)	—	(161)	(179)	340	—
Payments of debt extinguishments	(1)	—	—	—	(1)
Proceeds from issuances of stock	14	—	—	—	14

Net cash used in financing activities	(45)	(161)	(179)	340	(45)

Net Change in Cash and Cash Equivalents	144	(1)	(104)	—	39
Cash and Cash Equivalents at Beginning of Period	490	1	264	—	755

Cash and Cash Equivalents at End of Period	$634	$—	$160	$—	$794

	Nine Months Ended September 30, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$144	$(147)	$335	$—	$332
Net cash used in discontinued operations from operating activities	—	—	(4)	—	(4)

Net cash provided by (used in) operating activities	144	(147)	331	—	328

Cash Flows from Investing Activities:
Capital expenditures	—	(20)	(115)	—	(135)
Investments in, advances to and from and distributions from subsidiaries, net(2)(3)	59	(6)	(159)	106	—
Proceeds from sales of assets, net	—	30	—	—	30
Net purchases of emission and exchange allowances	—	(35)	(10)	—	(45)
Restricted cash	—	(4)	9	—	5
Other, net	—	5	—	—	5

Net cash provided by (used in) investing activities	59	(30)	(275)	106	(140)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,487)	—	(10)	—	(1,497)
Proceeds from long-term debt	1,300	—	—	—	1,300
Increase in short-term borrowings and revolving credit facilities, net	—	—	7	—	7
Changes in notes with affiliated companies, net(3)(4)	—	154	(48)	(106)	—
Payments of financing costs	(31)	—	—	—	(31)
Payments of debt extinguishments	(72)	—	—	—	(72)
Proceeds from issuances of stock	39	—	—	—	39
Other, net	(1)	(1)	—	—	(2)

Net cash provided by (used in) financing activities	(252)	153	(51)	(106)	(256)

Net Change in Cash and Cash Equivalents	(49)	(24)	5	—	(68)
Cash and Cash Equivalents at Beginning of Period	286	24	154	—	464

Cash and Cash Equivalents at End of Period	$237	$—	$159	$—	$396

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	Net investments in, advances to and from and distributions from subsidiaries are classified as investing activities.

(3)	Reliant Energy converted intercompany notes payable of a guarantor subsidiary of $753 million to equity during 2007.

(4)	Net changes in notes with affiliated companies are classified as financing activities for subsidiaries of Reliant Energy and as investing activities for Reliant Energy.

(13) Reportable Segments
See note 17(e) regarding our retail energy segment. Financial data for our segments are as follows:

	Retail	Wholesale		Other
	Energy	Energy		Operations		Eliminations	Consolidated
	(in millions)
Three months ended September 30, 2008:
Revenues from external customers	$2,778	$959		$1		$—	$3,738
Intersegment revenues	—	74		3		(77)	—
Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(1)(2)	(1,754)	311	(3)	1		(1)	(1,443)

Three months ended September 30, 2007:
Revenues from external customers	$2,608	$936	(4)	$—		$—	$3,544
Intersegment revenues	—	117		3		(120)	—
Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(2)(5)	198	235	(6)	(1)		(1)	431

Nine months ended September 30, 2008 (except as denoted):
Revenues from external customers	$7,123	$2,852	(7)	$2		$—	$9,977
Intersegment revenues	—	205		9		(214)	—
Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(2)(8)	(698)	807	(9)	4		(4)	109
Total assets as of September 30, 2008	2,480	7,624		1,353		(702)	10,755

Nine months ended September 30, 2007 (except as denoted):
Revenues from external customers	$6,303	$2,253	(4)	$—		$—	$8,556
Intersegment revenues	—	345		10		(355)	—
Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives (2)(10)	648	315	(11)	5		(5)	963
Total assets as of December 31, 2007	2,285	7,720		1,081	(12)	(894)	10,192

(1)	Revenues less (a) cost of sales, (b) operation and maintenance, (c) selling and marketing and (d) bad debt expense.

(2)	Includes $(1.7) billion, $(40) million and $(1.7) billion in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized losses on energy derivatives, which is a non-cash item.

(3)	Includes $117 million relating to historical and operational wholesale hedges.

(4)	Includes $40 million from affiliates.

(5)	Includes $(8) million, $(20) million and $(28) million in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized losses on energy derivatives, which is a non-cash item.

(6)	Includes $(17) million relating to historical and operational wholesale hedges.

(7)	Includes $253 million from affiliates.

(8)	Includes $(624) million, $58 million and $(566) million in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized gains (losses) on energy derivatives, which is a non-cash item.

(9)	Includes $231 million relating to historical and operational wholesale hedges.

(10)	Includes $248 million, $(80) million and $168 million in retail energy, wholesale energy and consolidated, respectively, results relating to unrealized gains (losses) on energy derivatives, which is a non-cash item.

(11)	Includes $(80) million relating to historical and operational wholesale hedges.

(12)	Other operations include discontinued operations of $2 million.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008		2007
	(in millions)

Contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	$(1,443)		$431	$109		$963
Other general and administrative	35		36	112		131
Western states litigation and similar settlements	3		—	37		22
Gains on sales of assets and emission and exchange allowances, net	(17	)(1)	(17)	(40	)(2)	(19)
Depreciation	64		71	200		244
Amortization	21		51	62		80

Operating income (loss)	(1,549)		290	(262)		505
Income of equity investment, net	2		1	3		4
Debt extinguishments	(1)		(1)	(1)		(72)
Other, net	4		2	4		2
Interest expense	(63)		(74)	(189)		(283)
Interest income	7		6	27		24

Income (loss) from continuing operations before income taxes	(1,600)		224	(418)		180
Income tax expense (benefit)	(562)		64	(110)		41

Income (loss) from continuing operations	(1,038)		160	(308)		139
Income (loss) from discontinued operations	—		2	6		(1)

Net income (loss)	$(1,038)		$162	$(302)		$138

(1)	Includes gains of $10 million related to sales of carbon dioxide (CO2) exchange allowances.

(2)	Includes gains of $36 million related to sales of CO2 exchange allowances.
(14) Sale of Channelview’s Plant and the Bankruptcy Filings
On August 20, 2007, Channelview filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the Bankruptcy Code. Channelview LP filed for bankruptcy protection to prevent the lenders from exercising their remedies, including foreclosing on the project. The bankruptcy cases have been jointly administered, with Channelview managing its business in the ordinary course as debtors-in-possession subject to the supervision of the bankruptcy court.
In June 2008, the bankruptcy court approved the sale of Channelview’s plant and assignment of related contracts for $500 million. During the nine months ended September 30, 2008, we recognized a $1 million gain relating to our net investment in and receivables from Channelview and incurrence of sale-related costs (classified in gains (losses) on sales of assets and emission and exchange allowances, net). As of September 30, 2008, our net investment in and receivables from Channelview was $61 million, classified as a current asset.
The sale was completed on July 1, 2008, at which time Channelview LP paid off its secured lenders. Channelview expects to distribute funds to us relating primarily to net proceeds from the sale, pre-petition sales of fuel, funds from operations and funds escrowed for potential indemnification claims of approximately $50 million to $70 million in the aggregate through the third quarter of 2009. Of this amount, $17 million was distributed to us in the third quarter of 2008.

As a result of the bankruptcies, we deconsolidated Channelview’s financial results beginning August 20, 2007, and began reporting our investment in Channelview using the cost method. We will continue to account for Channelview as a cost method investment until the emergence from bankruptcy, which is expected during the third quarter of 2009. The following table contains certain combined financial information of Channelview:

	September 30, 2008	December 31, 2007
	(in millions)

Cash	$31	$—
Funds escrowed for potential indemnification claims	35	—
Property, plant and equipment, net	—	356
Secured debt obligations, including accrued interest	—	340
Payables to Reliant Energy and its subsidiaries, net	69	96
(15) Sale of Bighorn Plant
In October 2008, we sold our Bighorn natural gas-fired combined-cycle electric generation facility located in Clark County, Nevada with a nominal capacity of 598 megawatts for approximately $500 million. The Bighorn plant was in our wholesale energy segment. We will recognize a pre-tax gain on the sale of approximately $45 million during the fourth quarter of 2008. As of September 30, 2008, we have the following assets and liabilities classified as held for sale:

September 30, 2008
(in millions)

Property, plant and equipment, net	$403
Goodwill (allocated from wholesale energy segment)	17
Prepaid and other assets	26

Total held for sale assets for Bighorn	$446

Deferred tax liabilities	$60
Other	2

Total held for sale liabilities for Bighorn	$62

(16) Discontinued Operations
Subsequent to the sale of our New York plants in February 2006, we continue to have (a) insignificant settlements with the independent system operator and (b) property tax and sales and use tax settlements. In addition, we periodically receive contingent consideration for the 2003 sale of our European energy operations. These amounts are classified as discontinued operations in our results of operations and consolidated balance sheets, as applicable.
(17) Subsequent Events
Merrill Lynch Unwind. As a result of the impact of Hurricane Ike, ERCOT transmission constraints in the second quarter, significant volatility in commodity prices, the significant increase in the cost of capital generally and constraints in the availability of capital, in September 2008, we and Merrill Lynch determined that pursuing an orderly unwind of the credit-enhanced retail structure was in our mutual best interests. Accordingly, on September 29, 2008, we entered into a letter agreement with Merrill Lynch providing that:
•	the parties would use their commercially reasonable efforts to negotiate a definitive agreement before October 31, 2008 to unwind the structure by April 1, 2009;

•
Merrill Lynch would waive compliance with the minimum adjusted EBITDA covenant in the $300 million retail working capital facility through October 31, 2008, so long as all other covenants were complied with (and we incurred a $5 million fee during the three months ended September 30, 2008 in connection with this); and

•	we would not draw on the retail working capital facility.
Subsequently, we agreed with Merrill Lynch to extend the time period for the negotiation of the definitive agreement and the waiver of the minimum adjusted EBITDA covenant until December 5, 2008 (for an additional $5 million fee).
To provide us with sufficient capital to be able to operate our retail business without the benefit of the credit-enhanced retail structure, on September 29, 2008, we also entered into a commitment letter with GS Loan Partners (an affiliate of Goldman Sachs) for $650 million in senior secured term loans and a commitment letter with an affiliate of First Reserve Corporation (First Reserve) to issue $350 million of participating convertible preferred stock, the latter of which became a definitive agreement on October 10, 2008. We are presently negotiating the definitive agreement with GS Loan Partners. Each of these financing arrangements is contingent upon each other and on our entry into the definitive agreement with Merrill Lynch described above. There can be no assurance, however, that we will be able to reach definitive agreements with Merrill Lynch or GS Loan Partners, or that the other conditions to these arrangements or the First Reserve investment will be satisfied. If we are unable to reach a definitive agreement with GS Loan Partners or are unable to complete either the First Reserve or GS Loan Partners transactions for any reason, our ability to complete the Merrill Lynch unwind on the terms outlined in the September 29, 2008 letter agreement, as amended, could be impacted. In that event, we would, however, intend to pursue the Merrill Lynch unwind on alternative terms and, as discussed below, complete our exit of the commercial, industrial and governmental/institutional customers (C&I) portion of our retail business.

If we are unable to reach a definitive agreement with Merrill Lynch, we may terminate the $300 million retail working capital facility. Merrill Lynch may dispute our right to terminate the retail working capital facility and, accordingly, could seek to exercise remedies under the credit-enhanced retail structure, including seeking to foreclose on its collateral under that arrangement. We believe that such actions by Merrill Lynch, even if successful, would not have a material impact on our wholesale business.
The agreement with First Reserve is to issue 350,000 shares of Series B convertible participating preferred stock, par value $0.001 per share, for $350 million. The preferred stock will pay cumulative quarterly cash dividends of 14% per year compounded quarterly or $49 million per year. This rate increases to 16% per year if we do not make dividend payments for two consecutive quarters, unless nonpayment is the result of existing restrictive covenants or a legal prohibition. The holders may convert the preferred stock into shares of our common stock at $8.00 per share. If converted, this preferred stock converts into approximately 43.8 million shares of our common stock. We may require the redemption of all of the preferred stock on or after the third anniversary (plus a make-whole payment approximating the present value of the unpaid portion of the fourth and fifth years’ dividends) and the holders may require the redemption of any or all of the preferred stock any time on or after the seventh anniversary. As a result of the extension of the deadline for negotiating the definitive agreement with Merrill Lynch to December 5, 2008, we will be required to pay a $35 million termination fee to First Reserve if the First Reserve transaction does not close for any reason other than a default by First Reserve.
The $650 million in term loans with GS Loan Partners would become due in November 2012. These term loans require a four percent closing payment to the lenders for a net amount to us of $624 million. In connection with this commitment, we incurred $13 million in financing costs during the three months ended September 30, 2008. The term loans will bear interest at our option at either (a) the base rate plus 3.50% (where the base rate cannot be less than 4.75% per year or (b) the reserve adjusted Eurodollar rate plus 4.50% (where the Eurodollar rate cannot be less than 3.75%) per year.
These term loans would restrict our ability to, among other actions, (a) encumber our assets, (b) enter into business combinations or divest our assets, (c) incur additional debt or engage in sale and leaseback transactions, (d) pay dividends or pay subordinated debt, (e) make investments or acquisitions, (f) enter into transactions with affiliates, (g) materially change our business, (h) repurchase capital stock, (i) make certain asset sales, (j) use cash, under certain circumstances, or (k) enter into certain hedging contracts. We will be required to achieve specified levels (which will be stricter than those under our existing credit agreements) for the ratio of consolidated secured debt to adjusted net earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization (consolidated secured leverage ratio).
In addition to the contingencies discussed above, the $650 million term loans commitment is also contingent upon reducing our amount of hedging commodity contracts that require contingent collateral to no more than 300 billion cubic feet equivalent of natural gas. The commitment expires on November 26, 2008.
Strategic Alternatives Process. On October 6, 2008, our Board of Directors initiated a formal process to explore the full range of options to enhance stockholder value, including determining whether better value creation alternatives exist to closing on the new capital commitments and completing the unwind of the credit-enhanced retail structure on the terms outlined in the September 29, 2008 letter agreement with Merrill Lynch. The possible strategic actions include, among other possibilities, the sale of all or substantially all of Reliant Energy as well as the sale of some or all of our retail business.
Wind Down of C&I Portion of Our Retail Business. Without the Merrill Lynch credit support, we do not believe that the C&I margins cover our cost of capital associated with this business. As a result we have concluded that it is appropriate for us to wind down the C&I portion of our retail business and we are, except in certain limited instances, no longer entering into contracts with new C&I customers and we do not expect to renew contracts with our current customers. As part of the strategic alternatives process, we are also exploring ways to accelerate this wind down, including a possible disposition of all or part of the C&I portion of our retail business.

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
See discussions below under "— Liquidity and Capital Resources" regarding changes to our business and possible changes to our capital structure.
Key Earnings Drivers.
Retail Energy. The retail energy segment is an electricity resale business. We earn a margin by selling electricity to end-use customers and acquiring supply for the estimated demand. The key earnings drivers in the retail energy segment are the volume of electricity we sell to customers, the unit margins received on those sales and the cost of acquiring and serving those customers (operating costs). These earnings drivers are impacted by various factors including:
Volume of electricity sales
•	Local weather patterns

•	Number and type of customers

•	Energy efficiency behaviors

•	Expansion into new markets
Unit margins
•	Revenue rate charged compared to cost of supply, which includes
•	Commodity price volatility when actual and estimated demand differ

•	Load-related charges

•	Transmission congestion

•	Hedging costs
•	Competitive tactics of other retailers in the market

•	Incremental value-added services
Operating costs
•	Collateral costs

•	Operating efficiencies

•	Cost to acquire and retain customers

•	Ability to collect

Wholesale Energy. The wholesale energy segment is a capital-intensive, cyclical business. Earnings are significantly impacted by spark and dark spreads and capacity prices. Spark and dark spreads are driven by a number of factors, including the prices of natural gas, coal and fuel oil, the cost of emissions, transmission, weather and global macro-economic factors, none of which we control and many of which are volatile. The factor that we have the most control over is the percentage of time that our generating assets are available to run when it is economical for them to do so (commercial capacity factor). The key earnings drivers in the wholesale energy segment are the amount of time our power plants are economical to operate (economic generation) and commercial capacity factor, which both determine the amount of electricity we generate, the margin we earn for each unit of electricity sold, the availability of our generating assets to meet demand (other margin) and operating costs. These earnings drivers are impacted by various factors including:
Economic generation
•	Supply and demand fundamentals

•	Spark spreads (difference between power prices and natural gas fuel costs)

•	Dark spreads (difference between power prices and coal fuel costs)

•	Generation asset fuel type and efficiency
Commercial capacity factor
•	Operations excellence

•	Maintenance practices
Unit margin
•	Supply and demand fundamentals

•	Commodity prices

•	Generation asset fuel type and efficiency
Other margin
•	Capacity prices

•	Power purchase agreements sold to others

•	Ancillary services
Operating costs
•	Operating efficiencies

•	Maintenance practices

•	Generation asset fuel type
Liquidity and Capital Resources
Merrill Lynch Unwind. The results in our retail energy segment in 2008 have been substantially below our expectations as a result of a variety of factors, including the record heat in the Houston area and ERCOT transmission constraints experienced in late May and early June, the devastating impact of Hurricane Ike on the Gulf Coast and the significant volatility in commodity prices experienced in 2008. As a consequence, we concluded that amending or terminating our $300 million working capital facility agreement with Merrill Lynch could be appropriate in order to address any issue that might be raised regarding the minimum adjusted retail EBITDA covenant in that facility. We believe that we have the right to terminate the working capital facility under the terms of the facility. Merrill Lynch has reserved its right to dispute our right to terminate the facility.
In addition, the ongoing turmoil in the financial markets and uncertainty in the overall economic outlook has resulted in a significant increase in the cost of capital generally and constraints in the availability of capital. The impact of this turmoil and uncertainty has been to increase Merrill Lynch’s cost to perform under the credit-enhanced retail structure. From our perspective, the credit-enhanced retail structure represents a significant concentration of credit support for us with Merrill Lynch.
As a result of the factors described above, in September 2008, we and Merrill Lynch determined that pursuing an orderly unwind of the credit-enhanced retail structure was in our mutual best interests. Accordingly, on September 29, 2008, we entered into a letter agreement with Merrill Lynch providing that:
•	the parties would use their commercially reasonable efforts to negotiate a definitive agreement before October 31, 2008 to unwind the structure by April 1, 2009;

•	Merrill Lynch would waive compliance with the minimum adjusted EBITDA covenant in the $300 million retail working capital facility through October 31, 2008, so long as all other covenants were complied with; and

•	we would not draw on the retail working capital facility.
Subsequently, we agreed with Merrill Lynch to extend the time period for the negotiation of the definitive agreement and the waiver of the minimum adjusted EBITDA covenant until December 5, 2008.
         To provide us with sufficient capital to be able to operate our retail business without the benefit of the credit-enhanced retail structure, on September 29, 2008, we also entered into a commitment letter with GS Loan Partners (an affiliate of Goldman Sachs) for $650 million in senior secured term loans and a commitment letter with First Reserve to issue $350 million of participating convertible preferred stock, the latter of which became a definitive agreement on October 10, 2008. We are presently negotiating the definitive agreement with GS Loan Partners. Each of these financing arrangements is contingent upon each other and on our entry into the definitive agreement with Merrill Lynch described above.
If completed, we believe that these contingent capital arrangements, combined with our existing available liquidity, would provide us with adequate liquidity to facilitate the orderly unwind of the credit-enhanced retail structure and to operate our retail business in the current environment. There can be no assurance, however, that we will be able to reach definitive agreements with Merrill Lynch or GS Loan Partners, or that the other conditions to these arrangements or the First Reserve investment will be satisfied.
In the event that we are unable to reach a definitive agreement with GS Loan Partners or are unable to complete either the First Reserve or GS Loan Partners transactions for any reason, our ability to complete the Merrill Lynch unwind on the terms outlined in the September 29, 2008 letter agreement, as amended, could be impacted. In that event, we would, however, intend to pursue the Merrill Lynch unwind on alternative terms and, as discussed below, complete our exit of the C&I portion of our retail business.
In the event that we are unable to reach a definitive agreement with Merrill Lynch, as noted above we may terminate the $300 million retail working capital facility. In that event, Merrill Lynch may dispute our right to terminate the retail working capital facility and, accordingly, could seek to exercise remedies under the credit-enhanced retail structure, including seeking to foreclose on its collateral under that arrangement. We believe that such actions by Merrill Lynch, even if successful, would not have a material impact on our wholesale business and that we have sufficient available liquidity to continue to operate our wholesale business.
Strategic Alternatives Process. On October 6, 2008, our Board of Directors concluded that it would be prudent to initiate a formal process to explore other strategic alternatives prior to the funding of the financing commitments with First Reserve and GS Loan Partners and formed a special committee to oversee this process. The strategic alternatives process is intended to explore the full range of options to enhance stockholder value, including determining whether better value creation alternatives exist to closing on the new capital commitments and completing the unwind of the credit-enhanced retail structure on the terms outlined in the September 29, 2008 letter agreement with Merrill Lynch. The possible strategic actions include, among other possibilities, the sale of all or substantially all of Reliant Energy as well as the sale of some or all of our retail business.
Wind Down of C&I Portion of Our Retail Business. As of October 31, 2008, if Merrill Lynch were no longer providing credit support for our retail business, our collateral posting obligations for our retail business would be approximately $1.5 to $2.0 billion. We do not expect to assume this collateral posting obligation immediately, but rather over time, and required collateral postings will likely decrease as underlying positions roll off.
We estimate that roughly 70% of the retail collateral posting obligations is associated with C&I. In contrast, C&I represents only approximately 30% of the contribution margin associated with the retail business. Without the Merrill Lynch credit support, we do not believe that the C&I margins cover our cost of capital associated with this business. As a result we have concluded that it is appropriate for us to wind down the C&I portion of our retail business and we are, except in certain limited instances, no longer entering into contracts with new C&I customers and we do not expect to renew contracts with our current customers. As part of the strategic alternatives process, we are also exploring ways to accelerate this wind down, including a possible disposition of all or part of the C&I portion of our retail business. In addition, we are considering other methods to reduce collateral requirements, including an alternative credit support vehicle, additional internal hedges with our wholesale energy segment and commodity options to replace fixed price retail supply positions.
Available Liquidity. As of October 31, 2008, and including the $500 million in proceeds from the sale of our Bighorn plant, we had total available liquidity of $1.7 billion, comprised of unused borrowing capacity, letters of credit capacity and cash and cash equivalents. This amount includes $150 million in cash and cash equivalents related to our retail business and excludes the $300 million from the retail working capital facility.
Contingent Uses of Liquidity. The preferred stock will pay cumulative quarterly cash dividends of 14% per year compounded quarterly or $49 million per year. In connection with our $650 million senior secured term loans commitment, we expect our interest expense and payments to increase approximately $55 million per year. As a result of the extension of the deadline for negotiating the definitive agreement with Merrill Lynch to December 5, 2008, we will be required to pay a $35 million termination fee to First Reserve if the First Reserve transaction does not close for any reason other than a default by First Reserve.
See “—Recent Events’’, “Risk Factors” in Item 1A of this Form 10-Q and “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of our Form 10-K and note 6 to our consolidated financial statements in our Form 10-K.

Recent Events
Strategic Updates. For updates related to strategic events, including our credit-enhanced retail structure with Merrill Lynch, see "— Liquidity and Capital Resources" above.
Hurricane Ike. In September 2008, Hurricane Ike struck the upper Texas coast, which left over 2.1 million electric consumers (more than 90 percent of the metered electric consumers in the Houston-Galveston area) without power. More than 1.0 million electric consumers were without power for at least six days and more than 500,000 customers remained without power ten days after the storm. We currently estimate our contribution margin will be negatively impacted for all of 2008 by approximately $200 million (with approximately $75-$100 million during the third quarter) as a result of the effects of Hurricane Ike, including reduced sales volumes, the sale of excess supply at a loss, cancellation of planned price increases and increased storm-related operating costs. The full extent of the loss will not be known until later this year.
ERCOT. In addition, the Houston area experienced thirty-year record heat in late May and early June 2008. As a result, load demand in Houston and south Texas was greater than we expected. Additionally, transmission constraints limited the ability to move power into the Houston and south Texas zones, which caused some of our power supply to be unavailable to meet expected demand. In response, we purchased power in Houston and south Texas to meet our increased load at market prices, which resulted in negative retail contribution margin in our retail energy segment. We have secured retail supply for the remainder of 2008 and beyond from sources in Houston and south Texas for our expected load.
To reduce earnings variability in our retail energy segment, we are designing and implementing changes in our hedging approach such as matching supply and load by zone, buying heat rate for volumes above two standard deviations in some months and considering the use of gas and weather options to mitigate extreme events. These changes will result in higher expected supply costs over time, which we do not plan to pass through to customers. We are reviewing our core processes that support the business to ensure that we have the right people, skills and systems.
Bighorn Plant. In October 2008, we sold our Bighorn natural gas-fired combined-cycle electric generation facility for approximately $500 million. See note 15 to our interim financial statements.
Channelview. In July 2008, Channelview completed the sale of its plant for $500 million. See note 14 to our interim financial statements.
Environmental Matters. In July 2008, the District of Columbia Circuit Court of Appeals vacated the EPA’s Clean Air Interstate Rule (CAIR) and remanded it to the EPA. In September 2008, the EPA and three other petitioners filed petitions for the court to rehear the decision. We do not know if the court will approve or deny the petitions or if any of the parties will appeal any denial. In October 2008, the court indicated it was considering leaving CAIR in effect while the EPA works to cure defects in the rule. The court’s decision to vacate CAIR raises questions as to whether the EPA can design new cap-and-trade programs for nitrogen oxides (NOx) and sulfur dioxide (SO2) that are consistent with the Clean Air Act provisions that address upwind contributions to downwind states’ noncompliance with national ambient air quality standards for ozone and fine particulate matter. The decision to vacate would set aside CAIR’s proposed annual allowance-based NOx program and the increased surrender rate for SO2 allowances. The existing ozone season NOx program and the SO2 allowance requirements under the Clean Air Act’s acid rain program will continue. We cannot reasonably estimate changes, if any, to our capital expenditures or operating costs for this ruling or any additional regulations that may be enacted.
In June 2008, we revised our estimated capital expenditures for compliance with the first phase of Pennsylvania’s mercury control program to approximately $50 million. This amount is adjusted from our preliminary estimate for the first phase of the program of $88 million to $103 million as a result of refined site-specific engineering and technology evaluations.
See “Risk Factors” in Item 1A, “— Liquidity and Capital Resources” and note 17 to our interim financial statements in this Form 10-Q and “Risk Factors” in Item 1A of our Form 10-K.

Consolidated Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
We reported $1.0 billion consolidated net loss, or $2.97 loss per share, for the three months ended September 30, 2008 compared to $162 million consolidated net income, or $0.46 earnings per diluted share, for the same period in 2007.

	Three Months Ended September 30,
	2008	2007	Change
		(in millions)

Retail energy contribution margin, including unrealized gains/losses on energy derivatives	$(1,754)	$198	$(1,952)
Wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	311	235	76
Other contribution margin	—	(2)	2
Other general and administrative	(35)	(36)	1
Western states litigation and similar settlements	(3)	—	(3)
Gains on sales of assets and emission and exchange allowances, net	17	17	—
Depreciation and amortization	(85)	(122)	37
Income of equity investment, net	2	1	1
Debt extinguishments	(1)	(1)	—
Other, net	4	2	2
Interest expense	(63)	(74)	11
Interest income	7	6	1
Income tax (expense) benefit	562	(64)	626

Income (loss) from continuing operations	(1,038)	160	(1,198)
Income from discontinued operations	—	2	(2)

Net income (loss)	$(1,038)	$162	$(1,200)

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
Our retail energy segment’s contribution margin, including unrealized gains/losses on energy derivatives was $(1.8) billion during the three months ended September 30, 2008, compared to $198 million in the same period of 2007. The $2.0 billion decrease was primarily due to the net change in unrealized gains/losses on energy derivatives of $1.6 billion. The $1.6 billion loss is due to $947 million loss from changes in prices on our derivatives marked to market and $815 million loss on energy derivatives settled during the period. The 12 month NYMEX natural gas strip price changed from $13.13 per MMBTU as of June 30, 2008 to $7.96 per MMBTU as of September 30, 2008. Retail contribution margin decreased $306 million primarily due to $288 million decrease in retail gross margin and $15 million increase in selling and marketing. See “— Retail Energy Margins” below for explanations.

Retail Energy Operational Data.

	Three Months Ended September 30,
	2008	2007
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	4,113	4,740
Non-Houston	2,692	2,774
Small Business:
Houston	817	926
Non-Houston	450	467

Total Mass	8,072	8,907
Commercial and Industrial:
ERCOT(1)(2)	9,768	10,491
Non-ERCOT	1,901	1,364

Total Commercial and Industrial	11,669	11,855

Market usage adjustments	47	12

Total	19,788	20,774

(1)	These volumes include customers of the Texas General Land Office for whom we provide services.

(2)	ERCOT is the Electric Reliability Council of Texas.

	Three Months Ended September 30,
	2008	2007
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	995	1,052
Non-Houston	552	571
Small Business:
Houston	109	115
Non-Houston	40	37

Total Mass	1,696	1,775
Commercial and Industrial(1)	89	91

Total	1,785	1,866

(1)	Includes customers of the Texas General Land Office for whom we provide services.

	September 30, 2008	December 31, 2007
	(in thousands, metered locations)
Retail Customers:
Mass:
Residential:
Houston	986	1,016
Non-Houston	552	555
Small Business:
Houston	109	109
Non-Houston	41	38

Total Mass	1,688	1,718
Commercial and Industrial(1)	89	93

Total	1,777	1,811

(1)	Includes customers of the Texas General Land Office for whom we provide services.
Retail Energy Revenues.

	Three Months Ended September 30,
	2008	2007	Change
		(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$652	$722	$(70	)(1)
Non-Houston	392	396	(4)
Small Business:
Houston	132	151	(19	)(2)
Non-Houston	63	64	(1)

Total Mass	1,239	1,333	(94)
Commercial and Industrial:
ERCOT	1,035	941	94	(3)
Non-ERCOT	179	119	60	(4)

Total Commercial and Industrial	1,214	1,060	154

Total	2,453	2,393	60

Retail energy revenues from resales of purchased power and other hedging activities	310	212	98	(5)
Market usage adjustments(6)	15	3	12

Total retail energy revenues	$2,778	$2,608	$170

(1)	Decrease primarily due to (a) lower volumes driven by (i) change in customer usage primarily due to Hurricane Ike and milder weather and (ii) fewer number of customers. This decrease was partially offset by higher unit sales prices.

(2)	Decrease primarily due to lower volumes due to (a) change in customer usage and mix primarily due to Hurricane Ike and (b) fewer number of customers.

(3)	Increase primarily due to higher unit sales prices due to (a) variable rate contracts, which are tied to the market price of natural gas and (b) fixed price contracts renewed at higher market rates due to higher prices of electricity when contracts were executed. This increase was partially offset by lower volumes due to change in customer usage and mix primarily due to Hurricane Ike.

(4)	Increase primarily due to (a) higher volumes due to increased number of customers, partially offset by change in customer usage and mix and (b) higher unit sales prices due to higher prices of electricity when contracts were executed.

(5)	Increase primarily due to higher unit sales prices associated with our supply management activities in various markets in Texas.

(6)	The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage based on initial usage information provided by the independent system operators and the distribution companies. We revise these estimates and record any changes in the period as additional settlement information becomes available (collectively referred to as “market usage adjustments”).

Retail Energy Cost of Sales.

	Three Months Ended September 30,
	2008	2007	Change
		(in millions)

Costs of sales	$2,664	$2,143	$521
Retail energy intersegments costs	74	117	(43)

Subtotal	2,738	2,260	478	(1)

Market usage adjustments	(7)	13	(20)
Unrealized losses on energy derivatives	1,654	8	1,646	(2)

Total retail energy cost of sales	$4,385	$2,281	$2,104

(1)	Increase primarily due to higher unit prices driven by (a) higher market prices of purchased power at the time of procurement, (b) the sell back of excess power at reduced market rates due to Hurricane Ike and (c) increased cost of intra-month congestion. This increase was partially offset by lower volumes due to (a) change in customer usage and mix, (b) fewer number of mass customers and (c) milder weather.

(2)	See footnote 4 under “— Retail Energy Margins.”
Retail Energy Margins.

	Three Months Ended September 30,
	2008	2007	Change
		(in millions)

Mass gross margin	$30	$244	$(214	)(1)(2)
Commercial and industrial gross margin	(5)	101	(106	)(2)(3)
Market usage adjustments	22	(10)	32

Retail gross margin	47	335	(288)

Operation and maintenance	(67)	(65)	(2)
Selling and marketing expense	(49)	(34)	(15	)(4)
Bad debt expense	(31)	(30)	(1)

Retail contribution margin	(100)	206	(306)
Unrealized losses on energy derivatives	(1,654)	(8)	(1,646	)(5)

Total retail energy contribution margin, including unrealized gains/losses on energy derivatives(6)	$(1,754)	$198	$(1,952)

(1)	Decrease primarily due to (a) lower unit margins driven by (i) higher natural gas prices and the decision not to fully pass these costs through to customers and (ii) sell back of excess supply at reduced market rates due to Hurricane Ike and (b) lower volumes driven by (i) change in customer usage and (ii) fewer number of customers.

(2)	See “—Recent Events—Retail Energy Segment.”

(3)	Decrease primarily due to lower unit margins driven by (a) higher unit prices of purchased power at the time of procurement, (b) sell back of excess supply at reduced market rates due to Hurricane Ike and (c) increased cost of intra-month congestion, partially offset by higher unit sales prices driven by (i) variable rate contracts, which are tied to the market price of natural gas and (ii) fixed price contracts renewed at higher market rates due to higher prices of electricity when contracts were executed.

(4)	Increase primarily due to (a) timing of marketing campaigns and (b) salaries and benefits and professional fees and services.

(5)	Decrease primarily due to (a) $947 million loss from changes in prices on our derivatives marked to market and (b) $815 million loss on energy derivatives settled during the period.

(6)	Retail energy segment profit and loss measure.
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
Our wholesale energy segment’s contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives was $311 million during the three months ended September 30, 2008 compared to $235 million in the same period of 2007. The $76 million increase was primarily due to $134 million increase in historical and operational wholesale hedges, partially offset by a net change in unrealized gains/losses on energy derivatives of $20 million. Open wholesale contribution margin decreased $38 million primarily due to $47 million decrease in open wholesale gross margin, partially offset by $10 million decrease in operation and maintenance expenses. See “— Wholesale Energy Margins” below for explanations.

Wholesale Energy Operational and Financial Data.

	Three Months Ended September 30,
	2008		2007
	GWh	% Economic(1)	GWh	% Economic(1)

Economic Generation(2)(3):
PJM Coal	4,838.2	66%	5,973.6	82%
MISO Coal	938.3	34%	1,941.8	70%
PJM/MISO Gas	766.0	9%	775.1	11%
West	1,405.9	20%	2,303.5	33%
Other	63.5	3%	1,021.5	38%

Total	8,011.9	29%	12,015.5	45%

Commercial Capacity Factor(4):
PJM Coal	89.9%		89.5%
MISO Coal	94.7%		85.7%
PJM/MISO Gas	90.2%		93.0%
West	96.9%		96.7%
Other	81.7%		93.1%

Total	91.6%		90.8%

Generation (3):
PJM Coal	4,349.3		5,345.4
MISO Coal	888.5		1,664.1
PJM/MISO Gas	690.9		721.0
West	1,361.7		2,228.2
Other	51.9		951.3

Total	7,342.3		10,910.0

Open Energy Unit Margin ($/MWh)(5):
PJM Coal	$29.66		$31.05
MISO Coal	21.38		29.45
PJM/MISO Gas	28.95		38.83
West	5.14		12.57
Other	19.27		9.46

Total weighted average	$23.97		$25.66

(1)	Represents economic generation (hours) divided by maximum generation hours (maximum plant capacity multiplied by 8,760 hours).

(2)	Estimated generation at 100% plant availability based on an hourly analysis of when it is economical to generate based on the price of power, fuel, emission allowances and variable operating costs.

(3)	Excludes generation related to power purchase agreements, including tolling agreements.

(4)	Generation divided by economic generation.

(5)	Represents open energy gross margin divided by generation.

Wholesale Energy Revenues.

	Three Months Ended September 30,
	2008	2007	Change
		(in millions)

Wholesale energy third-party revenues	$965	$889	$76	(1)
Wholesale energy intersegment revenues	74	117	(43	)(2)

Subtotal	1,039	1,006	33

Revenues — affiliates(3)	—	40	(40)
Unrealized gains (losses)	(6)	7	(13	)(4)

Total wholesale energy revenues	$1,033	$1,053	$(20)

(1)	Increase primarily due to (a) higher power and natural gas sales prices and (b) higher capacity payments. This increase was partially offset by lower power and natural gas sales volumes.

(2)	Decrease primarily due to (a) lower power sales volumes and (b) lower natural gas sales volumes related to a contract that ended in October 2007. This decrease was partially offset by higher power sales prices.

(3)	We deconsolidated Channelview on August 20, 2007. These revenues represent sales of fuel to Channelview.

(4)	See footnote 9 under “— Wholesale Energy Margins.”
Wholesale Energy Cost of Sales.

	Three Months Ended September 30,
	2008	2007	Change
		(in millions)

Wholesale energy third-party costs	$553	$610	$(57	)(1)
Cost of sales — affiliates(2)	1	38	(37)
Unrealized losses	34	27	7	(3)

Total wholesale energy cost of sales	$588	$675	$(87)

(1)	Decrease primarily due to lower purchased natural gas and coal volumes. This decrease was partially offset by (a) higher prices paid for natural gas and coal and (b) higher power volumes purchased.

(2)	We deconsolidated Channelview on August 20, 2007. These cost of sales represent purchases of power from Channelview.

(3)	See footnote 9 under “— Wholesale Energy Margins.”

Wholesale Energy Margins.

	Three Months Ended September 30,
	2008	2007	Change
		(in millions)
Open energy gross margin(1):
PJM Coal	$129	$166	$(37	)(2)
MISO Coal	19	49	(30	) (2)
PJM/MISO Gas	20	28	(8)
West	7	28	(21	)(3)
Other	1	9	(8)

Total	176	280	(104)

Other margin(4):
PJM Coal	40	20	20	(5)
MISO Coal	13	6	7
PJM/MISO Gas	46	43	3
West	83	48	35	(6)
Other	10	18	(8)

Total	192	135	57

Open wholesale gross margin	368	415	(47)

Operation and maintenance	(134)	(144)	10	(7)
Bad debt expense	—	1	(1)

Open wholesale contribution margin	234	272	(38)
Historical and operational wholesale hedges	117	(17)	134	(8)
Unrealized losses on energy derivatives	(40)	(20)	(20	)(9)

Total wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives(10)	$311	$235	$76

(1)	Open energy gross margin is calculated using the power sales prices received by the plants less delivered spot fuel prices. This figure excludes the effects of other margin, our historical and operational wholesale hedges and unrealized gains/losses on energy derivatives.

(2)	Decrease primarily due to (a) lower economic generation and (b) lower open energy unit margins (higher fuel costs partially offset by higher power prices).

(3)	Decrease primarily due to (a) lower open energy unit margins (higher fuel costs partially offset by higher power prices) and (b) lower economic generation.

(4)	Other margin represents power purchase agreements, capacity payments, ancillary services revenues and selective commercial hedge strategies.

(5)	Increase primarily due to higher RPM capacity payments. RPM is the model utilized by the PJM Interconnection, LLC to meet load serving entities’ forecasted capacity obligations via a forward-looking commitment of capacity resources.

(6)	Increase primarily due to (a) higher capacity payments and (b) an increase in selective commercial hedge activity.

(7)	Decrease primarily due to (a) $5 million decrease in services and support and (b) the deconsolidation of Channelview on August 20, 2007.

(8)	Increase primarily due to (a) $103 million in increased gains on operational hedges and (b) $30 million decrease in losses on closed power hedges.

(9)	Increase loss primarily due to $79 million loss on energy derivatives settled during the period, partially offset by $67 million gain from changes in prices on our derivatives marked to market.

(10)	Wholesale energy segment profit and loss measure.

Other General and Administrative.

	Three Months Ended September 30,
	2008	2007	Change
		(in millions)

Salaries and benefits	$14	$17	$(3)
Professional fees, contract services and information systems maintenance	7	8	(1)
Rent and utilities	5	5	—
Credit-enhanced retail structure fee	5	—	5
Legal costs	2	2	—
Costs in connection with Channelview’s reorganization	—	2	(2)
Other, net	2	2	—

Other general and administrative	$35	$36	$(1)

Gains on Sales of Assets and Emission and Exchange Allowances, Net.

	Three Months Ended September 30,
	2008		2007	Change
			(in millions)

Emission and exchange allowances	$10	(1)	$(1)	$11
Equipment	—		18	(18)
Investment in and receivables from Channelview	6	(2)	—	6
Other, net	1		—	1

Gains on sales of assets and emission and exchange allowances, net	$17		$17	$—

(1)	Includes gains of $10 million related to sales of CO2 exchange allowances.

(2)	In the second quarter of 2008, we executed an agreement to sell the Channelview plant and assign related contracts. This amount represents a revision to the estimated gain on the sale. See note 14 to our interim financial statements.
Depreciation and Amortization.

	Three Months Ended September 30,
	2008	2007	Change
		(in millions)

Depreciation on plants	$54	$60	$(6	)(1)
Depreciation on information systems	9	9	—
Other, net — depreciation	1	2	(1)

Depreciation	64	71	(7)

Amortization of emission allowances	20	50	(30	)(2)
Other, net — amortization	1	1	—

Amortization	21	51	(30)

Depreciation and amortization	$85	$122	$(37)

(1)	Decrease primarily due to (a) the classification of Bighorn assets as held for sale in April 2008, which requires depreciation to cease and (b) the deconsolidation of Channelview on August 20, 2007.

(2)	Decrease primarily due to (a) decrease weighted average cost of SO2 allowances purchased and used and (b) decrease in allowances used.
Income of Equity Investment, Net. This represents income, which did not change significantly, from our equity method investment in Sabine Cogen, LP.
Other, Net. Other, net did not change significantly.

Interest Expense.

	Three Months Ended September 30,
	2008	2007	Change
		(in millions)

Fixed-rate debt	$56	$59	$(3)
Fees for MWh’s delivered under credit-enhanced retail structure	8	8	—
Financing fees expensed	3	4	(1)
Deferred financing costs	2	3	(1)
Channelview	—	3	(3	)(1)
Amortization of fair value adjustment of acquired debt	(2)	(1)	(1)
Capitalized interest	(4)	(1)	(3)
Other, net	—	(1)	1

Interest expense	$63	$74	$(11)

(1)	Decrease due to the deconsolidation of Channelview on August 20, 2007.
Interest Income.

	Three Months Ended September 30,
	2008	2007	Change
		(in millions)

Interest on temporary cash investments	$5	$4	$1
Net margin deposits	1	2	(1)
Other, net	1	—	1

Interest income	$7	$6	$1

Income Tax Expense. See note 9 to our interim financial statements.
Income (Loss) from Discontinued Operations. See note 16 to our interim financial statements.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
We reported $302 million consolidated net loss, or $0.87 loss per share, for the nine months ended September 30, 2008 compared to $138 million consolidated net income, or $0.39 earnings per diluted share, for the same period in 2007.

	Nine Months Ended September 30,
	2008	2007	Change
		(in millions)

Retail energy contribution margin, including unrealized gains/losses on energy derivatives	$(698)	$648	$(1,346)
Wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	807	315	492
Other general and administrative	(112)	(131)	19
Western states litigation and similar settlements	(37)	(22)	(15)
Gains on sales of assets and emission and exchange allowances, net	40	19	21
Depreciation and amortization	(262)	(324)	62
Income of equity investment, net	3	4	(1)
Debt extinguishments	(1)	(72)	71
Other, net	4	2	2
Interest expense	(189)	(283)	94
Interest income	27	24	3
Income tax (expense) benefit	110	(41)	151

Income (loss) from continuing operations	(308)	139	(447)
Income (loss) from discontinued operations	6	(1)	7

Net income (loss)	$(302)	$138	$(440)

Retail Energy Segment.
Our retail energy segment’s contribution margin, including unrealized gains/losses on energy derivatives was $(698) million during the nine months ended September 30, 2008, compared to $648 million in the same period of 2007. The $1.3 billion decrease was primarily due to the net change in unrealized gains/losses on energy derivatives of $872 million. The $872 million loss is due to $510 million loss from changes in prices on our derivatives marked to market and $297 million loss on energy derivatives setting during the period. Retail contribution margin decreased $474 million primarily due to $469 million decrease in retail gross margin and $25 million increase in selling and marketing, partially offset by $24 million decrease in bad debt expense. See “— Retail Energy Margins” below for explanations.

Retail Energy Operational Data.

	Nine Months Ended September 30,
	2008	2007
	(gigawatt hours)
Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	10,012	10,848
Non-Houston	6,482	6,622
Small Business:
Houston	2,160	2,421
Non-Houston	1,111	1,127

Total Mass	19,765	21,018
Commercial and Industrial:
ERCOT(1)	28,254	27,601
Non-ERCOT	4,716	3,472

Total Commercial and Industrial	32,970	31,073

Market usage adjustments	(50)	(68)

Total	52,685	52,023

(1)	These volumes include customers of the Texas General Land Office for whom we provide services.

	Nine Months Ended September 30,
	2008	2007
	(in thousands, metered locations)
Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	996	1,067
Non-Houston	546	564
Small Business:
Houston	109	117
Non-Houston	39	35

Total Mass	1,690	1,783
Commercial and Industrial(1)	91	88

Total	1,781	1,871

(1)	Includes customers of the Texas General Land Office for whom we provide services.

Retail Energy Revenues.

	Nine Months Ended September 30,
	2008	2007	Change
		(in millions)
Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$1,529	$1,658	$(129	) (1)
Non-Houston	911	932	(21	) (2)
Small Business:
Houston	343	397	(54	) (3)
Non-Houston	158	157	1

Total Mass	2,941	3,144	(203)
Commercial and Industrial:
ERCOT	2,899	2,489	410	(4)
Non-ERCOT	435	273	162	(5)

Total Commercial and Industrial	3,334	2,762	572

Total	6,275	5,906	369

Retail energy revenues from resales of purchased power and other hedging activities	853	401	452	(6)
Market usage adjustments	(5)	(4)	(1)

Total retail energy revenues	$7,123	$6,303	$820

(1)	Decrease primarily due to (a) lower volumes driven by (i) fewer number of customers and (ii) change in customer usage primarily due to Hurricane Ike, partially offset by warmer weather.

(2)	Decrease primarily due to lower volumes due to fewer number of customers.

(3)	Decrease primarily due to (a) lower volumes driven by (i) fewer number of customers and (ii) change in customer usage and mix primarily due to Hurricane Ike and (b) lower unit sales prices.

(4)	Increase primarily due to (a) higher unit sales prices due to (i) variable rate contracts, which are tied to the market price of natural gas and (ii) fixed price contracts renewed at higher market rates due to higher prices of electricity when contracts were executed and (b) higher volumes primarily driven by increased number of customers, partially offset by change in customer usage and mix primarily due to Hurricane Ike.

(5)	Increase primarily due to (a) higher volumes due to increased number of customers, partially offset by change in customer usage and mix and (b) higher unit sales prices due to higher prices of electricity when contracts were executed.

(6)	Increase primarily due to our supply management activities in various markets in Texas.
Retail Energy Cost of Sales.

	Nine Months Ended September 30,
	2008	2007	Change
		(in millions)

Costs of sales	$6,641	$5,204	$1,437
Retail energy intersegments costs	205	345	(140)

Subtotal	6,846	5,549	1,297	(1)

Market usage adjustments	(2)	6	(8)
Unrealized (gains) losses on energy derivatives	624	(248)	872	(2)

Total retail energy cost of sales	$7,468	$5,307	$2,161

(1)	Increase primarily due to (a) higher unit prices driven by (i) higher market prices of purchased power at the time of procurement, (ii) the sell back of excess power at reduced market rates due to Hurricane Ike, (iii) increased cost of intra-month congestion, (iv) higher load related charges and (v) higher transmission and distribution losses in ERCOT and (b) higher volumes due to (i) change in customer usage and mix, (ii) increased number of commercial and industrial customers, partially offset by fewer number of mass customers and (iii) warmer weather.

(2)	See footnote 5 under “— Retail Energy Margins.”

Retail Energy Margins.

	Nine Months Ended September 30,
	2008	2007	Change
		(in millions)

Mass gross margin	$225	$595	$(370	)(1)(2)
Commercial and industrial gross margin	57	163	(106	)(2)(3)
Market usage adjustments	(3)	(10)	7

Retail gross margin	279	748	(469)

Operation and maintenance	(190)	(186)	(4)
Selling and marketing expense	(119)	(94)	(25	)(4)
Bad debt expense	(44)	(68)	24	(5)

Retail contribution margin	(74)	400	(474)
Unrealized gains (losses) on energy derivatives	(624)	248	(872	)(6)

Total retail energy contribution margin, including unrealized gains/losses on energy derivatives	$(698)	$648	$(1,346)

(1)	Decrease primarily due to (a) lower unit margins driven by (i) higher natural gas prices and the decision not to fully pass these costs through to customers, (ii) sell back of excess supply at reduced market rates due to Hurricane Ike, (iii) higher market rates on incremental volumes purchased for higher customer load due to weather and (iv) increased cost of intra-month congestion and (b) lower volumes primarily due to (i) fewer number of customers and (ii) change in customer usage.

(2)	See “—Recent Events—Retail Energy Segment.”

(3)	Decrease primarily due to lower unit margins driven by (a) sell back of excess supply at reduced market rates due to Hurricane Ike, (b) increased cost of intra-month congestion, (c) higher load related charges and (d) higher transmission and distribution losses in ERCOT.

(4)	Increase primarily due to (a) salaries and benefits and professional fees and services and (b) timing of marketing campaigns.

(5)	Decrease in bad debt expense due to improved collections.

(6)	Decrease primarily due to (a) $510 million loss from changes in prices on our derivatives marked to market and (b) $297 million loss on energy derivatives settled during the period.
Wholesale Energy Segment.
Our wholesale energy segment’s contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives was $807 million during the nine months ended September 30, 2008 compared to $315 million in the same period of 2007. The $492 million increase was primarily due to (a) $311 million increase in historical and operational wholesale hedges and (b) net change in unrealized gains/losses on energy derivatives of $138 million. Open wholesale contribution margin increased $43 million primarily due to $37 million decrease in operation and maintenance expenses and $9 million increase in open wholesale gross margin. See “— Wholesale Energy Margins” below for explanations.

Wholesale Energy Operational and Financial Data.

	Nine Months Ended September 30,
	2008		2007
	GWh	% Economic	GWh	% Economic

Economic Generation:
PJM Coal	16,118.7	74%	18,100.9	83%
MISO Coal	4,346.0	52%	6,186.5	75%
PJM/MISO Gas	1,178.8	5%	1,189.1	6%
West	1,952.9	9%	3,211.0	16%
Other	70.4	2%	3,771.7	55%

Total	23,666.8	31%	32,459.2	41%

Commercial Capacity Factor:
PJM Coal	86.0%		81.5%
MISO Coal	84.3%		65.6%
PJM/MISO Gas	90.8%		90.7%
West	93.9%		96.3%
Other	81.7%		91.8%

Total	86.6%		81.5%

Generation:
PJM Coal	13,864.4		14,752.9
MISO Coal	3,664.6		4,059.1
PJM/MISO Gas	1,070.6		1,078.6
West	1,834.0		3,091.9
Other	57.5		3,464.0

Total	20,491.1		26,446.5

Open Energy Unit Margin ($/MWh):
PJM Coal	$33.25		$31.45
MISO Coal	25.65		29.07
PJM/MISO Gas	37.36		35.23
West	NM (1)		7.76
Other	17.39		6.64

Total weighted average	$29.04		$25.22

(1)	NM is not meaningful.
Wholesale Energy Revenues.

	Nine Months Ended September 30,
	2008	2007	Change
		(in millions)

Wholesale energy third-party revenues	$2,612	$2,202	$410	(1)
Wholesale energy intersegment revenues	205	345	(140	)(2)

Subtotal	2,817	2,547	270

Revenues — affiliates(3)	253	40	213
Unrealized gains (losses)	(13)	11	(24	)(4)

Total wholesale energy revenues	$3,057	$2,598	$459

(1)	Increase primarily due to (a) higher power and natural gas sales prices and (b) higher capacity payments. This increase was partially offset by (a) lower natural gas and power sales volumes and (b) lower steam sales due to the deconsolidation of Channelview on August 20, 2007.

(2)	Decrease primarily due to (a) lower power sales volumes and (b) lower natural gas sales volumes related to a contract that ended in October 2007. This decrease was partially offset by higher power sales prices.

(3)	We deconsolidated Channelview on August 20, 2007. These revenues represent sales of fuel to Channelview.

(4)	See footnote 9 under “— Wholesale Energy Margins.”

Wholesale Energy Cost of Sales.

	Nine Months Ended September 30,
	2008	2007	Change
		(in millions)

Wholesale energy third-party costs	$1,667	$1,667	$—	(1)
Cost of sales — affiliates(2)	201	38	163
Unrealized (gains) losses	(71)	91	(162	)(3)

Total wholesale energy cost of sales	$1,797	$1,796	$1

(1)	No net change; however, there were significant variances primarily due to (a) higher prices paid for natural gas and coal and (b) higher power volumes purchased, offset by lower purchased natural gas and coal volumes.

(2)	We deconsolidated Channelview on August 20, 2007. These cost of sales represent purchases of power from Channelview.

(3)	See footnote 9 under “— Wholesale Energy Margins.”

Wholesale Energy Margins.

	Nine Months Ended September 30,
	2008	2007	Change
		(in millions)
Open energy gross margin:
PJM Coal	$461	$464	$(3)
MISO Coal	94	118	(24	)(1)
PJM/MISO Gas	40	38	2
West	(1)	24	(25	)(2)
Other	1	23	(22	)(3)

Total	595	667	(72)

Other margin:
PJM Coal	84	42	42	(4)
MISO Coal	18	11	7
PJM/MISO Gas	106	79	27	(5)
West	139	107	32	(6)
Other	29	56	(27	)(7)

Total	376	295	81

Open wholesale gross margin	971	962	9

Operation and maintenance	(452)	(489)	37	(8)
Bad debt expense	(1)	2	(3)

Open wholesale contribution margin	518	475	43
Historical and operational wholesale hedges	231	(80)	311	(9)
Unrealized gains (losses) on energy derivatives	58	(80)	138	(10)

Total wholesale energy contribution margin, including historical and operational wholesale hedges and unrealized gains/losses on energy derivatives	$807	$315	$492

(1)	Decrease primarily due to (a) lower economic generation and (b) lower open energy unit margins (higher fuel costs partially offset by higher power prices). This decrease was partially offset by increased commercial capacity factor due to lower planned and unplanned outages.

(2)	Decrease primarily due to (a) lower economic generation and (b) lower open energy unit margins (higher fuel costs partially offset by higher power prices).

(3)	Decrease primarily due to lower economic generation related to the deconsolidation of Channelview on August 20, 2007.

(4)	Increase primarily due to higher RPM capacity payments.

(5)	Increase primarily due to RPM capacity payments. This increase was partially offset by lower revenue from purchase power agreements.

(6)	Increase primarily due to (a) higher capacity payments and (b) an increase in selective commercial hedge activity.

(7)	Decrease primarily due to (a) the deconsolidation of Channelview on August 20, 2007 and (b) lower revenue from power purchase agreements.

(8)	Decrease primarily due to (a) the deconsolidation of Channelview on August 20, 2007 and (b) $16 million decrease in planned outages and maintenance spending.

(9)	Increase primarily due to (a) $224 million in increased gains on operational hedges and (b) $107 million decrease in losses on closed power hedges. This increase was partially offset by $18 million decrease on hedges of gas transportation.

(10)	Increase primarily due to $211 million gain from changes in prices on our energy derivatives marked to market, partially offset by $63 million loss on energy derivatives settled during the period.

Other General and Administrative.

	Nine Months Ended September 30,
	2008	2007	Change
		(in millions)

Salaries and benefits	$56	$67	$(11)
Professional fees, contract services and information systems maintenance	23	27	(4)
Rent and utilities	16	16	—
Legal costs	5	11	(6)
Credit-enhanced retail structure fee	5	—	5
Costs in connection with Channelview’s reorganization	1	2	(1)
Other, net	6	8	(2)

Other general and administrative	$112	$131	$(19)

Western States Litigation and Similar Settlements. See note 14(a) to our consolidated financial statements in our Form 10-K and note 11 to our interim financial statements.
Gains on Sales of Assets and Emission and Exchange Allowances, Net.

	Nine Months Ended September 30,
	2008		2007	Change
			(in millions)

Emission and exchange allowances	$37	(1)	$1	$36
Equipment	—		18	(18)
Investment in and receivables from Channelview	1	(2)	—	1
Other, net	2		—	2

Gains on sales of assets and emission and exchange allowances, net	$40		$19	$21

(1)	Includes gains of $36 million related to sales of CO2 exchange allowances.

(2)	In the second quarter of 2008, we executed an agreement to sell the Channelview plant and assign related contracts. This amount represents our estimated gain on the sale. See note 14 to our interim financial statements.
Depreciation and Amortization.

	Nine Months Ended September 30,
	2008	2007	Change
		(in millions)

Depreciation on plants	$171	$212	$(41	)(1)
Depreciation on information systems	25	27	(2)
Other, net — depreciation	4	5	(1)

Depreciation	200	244	(44)

Amortization of emission allowances	59	77	(18	)(2)
Other, net — amortization	3	3	—

Amortization	62	80	(18)

Depreciation and amortization	$262	$324	$(62)

(1)	Decrease primarily due to (a) early retirements of plant components when replacement components are installed for upgrades (from $29 million in 2007 to $4 million in 2008), (b) the deconsolidation of Channelview on August 20, 2007 and (c) classification of Bighorn assets as held for sale in April 2008, which requires depreciation to cease.

(2)	Decrease primarily due to (a) decrease in allowances used and (b) decrease in average cost of SO2 allowances purchased and used.

Income of Equity Investment, Net. This represents income, which did not change significantly, from our equity method investment in Sabine Cogen, LP.
Other, Net. Other, net did not change significantly.
Interest Expense.

	Nine Months Ended September 30,
	2008	2007	Change
		(in millions)

Fixed-rate debt	$171	$177	$(6)
Fees for MWh’s delivered under credit-enhanced retail structure	21	20	1
Financing fees expensed	7	11	(4)
Deferred financing costs	6	48	(42	)(1)
Variable-rate debt	—	14	(14	)(2)
Channelview	—	16	(16	)(3)
Amortization of fair value adjustment of acquired debt	(8)	(8)	—
Capitalized interest	(11)	(3)	(8)
Other, net	3	8	(5)

Interest expense	$189	$283	$(94)

(1)	Decrease primarily due to $39 million write-off due to early extinguishments of debt in the second quarter of 2007.

(2)	Decrease primarily due to decrease in debt balances.

(3)	Decrease due to the deconsolidation of Channelview on August 20, 2007.
Interest Income.

	Nine Months Ended September 30,
	2008	2007	Change
		(in millions)

Interest on temporary cash investments	$21	$17	$4
Net margin deposits	5	7	(2)
Other, net	1	—	1

Interest income	$27	$24	$3

Income Tax Expense. See note 9 to our interim financial statements.
Income (Loss) from Discontinued Operations. See note 16 to our interim financial statements.

Credit Risk
By extending credit to our counterparties, we are exposed to credit risk. As of September 30, 2008, our derivative assets and accounts receivable from our wholesale energy and retail energy power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, are:

	Exposure	Credit		Number of	Net Exposure of
	Before	Collateral	Exposure	Counterparties	Counterparties
Credit Rating Equivalent	Collateral(1)	Held	Net of Collateral	>10%	>10%
			(dollars in millions)

Investment grade	$128	$31	$97	—	$—
Non-investment grade	105	—	105	—	—
No external ratings:
Internally rated — Investment grade	81	—	81	1	68
Internally rated — Non-investment grade	37	4	33	—	—

Total	$351	$35	$316	1	$68

(1)	The table excludes amounts related to contracts classified as normal purchase/normal sale and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Nonperformance could have a material adverse impact on our future results of operations, financial condition and cash flows.
As of September 30, 2008, one investment grade counterparty represented 19% ($68 million) of our credit exposure. As of December 31, 2007, two non-investment grade counterparties represented 47% ($206 million) of our credit exposure. As of September 30, 2008 and December 31, 2007, we held no collateral from these counterparties. There were no other counterparties representing greater than 10% of our credit exposure.

Off-Balance Sheet Arrangements
As of September 30, 2008, we have no off-balance sheet arrangements.
Historical Cash Flows
Cash Flows — Operating Activities

	Nine Months Ended September 30,
	2008	2007		Change
		(in millions)

Operating income (loss)	$(262)	$505		$(767)
Depreciation and amortization	262	324		(62)
Gains on sales of assets and emission and exchange allowances, net	(40)	(19)		(21)
Net changes in energy derivatives	589 (1)	(127	)(2)	716
Western states litigation and similar settlements	37	—	(3)	37
Western states litigation and similar settlements payments	—	(35	)(3)	35
Margin deposits, net	11	201		(190)
Change in accounts and notes receivable, net and accounts payable	(79)	(196)		117
Change in inventory	(42)	(6)		(36)
Net option premiums purchased	(33)	(23)		(10)
Settlements of exchange transactions prior to contractual period(4)	(5)	(8)		3
Interest payments	(135)	(219)		84
Income tax payments, net of refunds	(18)	(28)		10
Other, net	(24)	(37)		13

Net cash provided by continuing operations from operating activities	261	332		(71)
Net cash provided by (used in) discontinued operations from operating activities	7	(4)		11

Net cash provided by operating activities	$268	$328		$(60)

(1)	Includes unrealized losses on energy derivatives of $566 million.

(2)	Includes unrealized gains on energy derivatives of $168 million.

(3)	We expensed and paid $22 million within the nine months ended September 30, 2007.

(4)	Represents exchange transactions financially settled within three business days prior to the contractual delivery month.
Cash Flows — Investing Activities

	Nine Months Ended September 30,
	2008		2007		Change
			(in millions)

Capital expenditures	$(216)		$(135)		$(81)
Proceeds from sales of emission and exchange allowances	39	(1)	7		32
Proceeds from sales of assets, net	18		30		(12)
Purchases of emission allowances	(26	)(2)	(52	)(3)	26
Restricted cash	(3)		5		(8)
Other, net	4		5		(1)

Net cash used in investing activities	$(184)		$(140)		$(44)

(1)	Includes $36 million from sales of CO2 exchange allowances.

(2)	Includes $14 million and $12 million for purchases of SO2 and NOX allowances, respectively.

(3)	Includes $52 million for purchases of SO2 allowances.

Cash Flows — Financing Activities

	Nine Months Ended September 30,
	2008	2007	Change
		(in millions)

Proceeds from issuance of senior unsecured notes	$—	$1,300	$(1,300)
Payments of senior secured notes	(58)	(1,087)	1,029
Payments of senior secured term loans	—	(400)	400
Proceeds from issuance of stock	14	39	(25)
Payments of financing costs	—	(31)	31
Payments of debt extinguishments	(1)	(72)	71
Other, net	—	(5)	5

Net cash used in financing activities	$(45)	$(256)	$211

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
On January 1, 2008, we adopted SFAS No. 157, which discusses fair value measurements. See note 3 to our interim financial statements and Item 3 “Quantitative and Qualitative Disclosures About Market Risks” in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks and Risk Management
Our primary market risk exposure relates to fluctuations in commodity prices. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K.
Non-Trading Market Risks
Commodity Price Risk
As of September 30, 2008, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

	Twelve Months
	Ending
	September 30,	Remainder				2013 and	Total
Source of Fair Value	2009	of 2009	2010	2011	2012	thereafter	fair value
	(in millions)

Prices actively quoted (Level 1)	$8	$(1)	$(2)	$(4)	$—	$—	$1
Prices provided by other external sources (Level 2)	(594)	(104)	(116)	(49)	(18)	(2)	(883)
Prices based on models and other valuation methods (Level 3)	91	(26)	(14)	(14)	(2)	(3)	32

Total mark-to-market non-trading derivatives	$(495)	$(131)	$(132)	$(67)	$(20)	$(5)	$(850)

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
Under the new methodology, the fair values of the contracts related to our net non-trading derivative assets and liabilities as of March 31, 2008 would have been:

	Twelve Months
	Ending
	March 31,	Remainder				2013 and	Total
	2009	of 2009	2010	2011	2012	thereafter	fair value
	(in millions)

Prices actively quoted	$(27)	$(2)	$(4)	$(4)	$—	$—	$(37)
Prices provided by other external sources	11	18	(26)	(31)	(10)	—	(38)
Prices based on models and other valuation methods	349	(4)	(10)	(8)	—	—	327

Total mark-to-market non-trading derivatives	$333	$12	$(40)	$(43)	$(10)	$—	$252

A hypothetical 10% movement in the underlying energy prices would have the following potential gain (loss) impacts on our non-trading derivatives:

		Fair Value of	Earnings Impact of	Total Potential
As of	Market Prices	Cash Flow Hedges	Other Derivatives	Loss in Fair Value
			(in millions)

September 30, 2008(1)	10% decrease	$—	$(328)	$(328)
December 31, 2007	10% decrease	—	(353)	(353)

(1)	The major assumptions for calculating these impacts remain the same during 2008 as disclosed in “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of our Form 10-K.
Interest Rate Risk
We remain subject to the benefits or losses associated with movements in market interest rates related to certain variable-rate debt, cash, cash equivalents and margin deposits, which are most vulnerable to changes in the federal funds rate. As we deconsolidated Channelview on August 20, 2007 and have no borrowings under our senior secured revolver or retail working capital facility, we have no variable-rate debt outstanding as of September 30, 2008.
We assess interest rate risks using a sensitivity analysis that measures the potential change in our interest expense/income based on a hypothetical one percentage point movement in the underlying variable interest rate indices. If interest rates increased/decreased by one percentage point, our interest expense would have remained the same for the twelve months ended September 30, 2008 and increased/decreased by $4 million for the twelve months ended December 31, 2007, and our interest income, net of interest expense would have increased/decreased by $9 million and $2 million, respectively. We estimated these amounts by considering the impact of hypothetical changes in interest rates on our variable-rate debt, if any, cash and cash equivalents and net margin deposits based on average balances throughout the respective periods.
If interest rates decreased by one percentage point from their September 30, 2008 and December 31, 2007 levels, the fair market values of our fixed-rate debt would have increased by $156 million and $201 million, respectively.
Our exposure to interest rate risk will increase following the closing and funding of the $650 million of additional term loans described in note 17 to our interim financial statements.
Trading Market Risks
As of September 30, 2008, the fair values of the contracts related to our legacy trading and non-core asset management positions and recorded as net derivative assets and liabilities are:

	Twelve Months
	Ending
	September 30,	Remainder				2013 and	Total
Source of Fair Value	2009	of 2009	2010	2011	2012	thereafter	fair value
	(in millions)

Prices actively quoted (Level 1)	$(2)	$—	$2	$—	$—	$—	$—
Prices provided by other external sources (Level 2)	24	—	—	—	—	—	24
Prices based on models and other valuation methods (Level 3)	(1)	(1)	(1)	—	—	—	(3)

Total	$21	$(1)	$1	$—	$—	$—	$21

During the second quarter of 2008, we made changes to the methodology used for grouping derivative instruments relative to the source of their fair value; however, these changes did not have a material impact in the presentation of information for our legacy trading positions.
Our consolidated realized and unrealized margins relating to these positions are (income (loss)):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(in millions)

Realized	$3	$1	$12	$4
Unrealized	28	7	2	4

Total	$31	$8	$14	$8

An analysis of these net derivative assets and liabilities is:

	Nine Months Ended September 30,
	2008		2007
	(in millions)

Fair value of contracts outstanding, beginning of period	$19		$9
Contracts realized or settled	(13	)(1)	(7	)(2)
Changes in fair values attributable to market price and other market changes	15		10

Fair value of contracts outstanding, end of period	$21		$12

(1)	Amount includes realized gain of $(12) million and deferred settlements of $(1) million.

(2)	Amount includes realized gain of $(4) million and deferred settlements of $(3) million.
The daily value-at-risk for our trading positions is:

	2008(1)	2007
	(in millions)

As of September 30	$8	$2
Three months ended September 30:
Average	8	3
High	12	4
Low	1	2
Nine months ended September 30:
Average	13	3
High	—	5
Low	5	2

(1)	The major parameters for calculating daily value-at-risk remain the same during 2008 as disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K.

Fair Value Measurements
We apply recurring fair value measurements to our derivative assets and liabilities. See note 3 to our interim financial statements. In determining fair value, we consider the credit standing of the counterparties involved, our own non-performance risk as well as the impact of credit enhancements. The fair value of our derivative assets is reduced to reflect the estimated risk of default of counterparties on their contractual obligations. The fair value of our derivative liabilities is reduced to reflect our estimated risk of default on our contractual obligations to counterparties. Consideration of counterparty credit and non-performance risk is considered an unobservable, Level 3 input within the fair value hierarchy.
Derivative instruments classified as Level 2 primarily include OTC derivative instruments such as generic swaps and forwards. The fair value measurements of these derivative assets and liabilities are based largely on unadjusted quoted prices from independent brokers in active markets. An active market is considered to have transactions with sufficient frequency and volume to provide pricing information on an ongoing basis. Derivative instruments for which fair value is calculated using quoted prices that are deemed not active or that have been extrapolated from quoted prices in active markets are classified as Level 3. We adjust seasonal or calendar year quoted prices based on historical observations to represent fair value for each month in the season or calendar year, such that the average of all months is equal to the quoted price. A derivative instrument that has a tenor that does not span the quoted period is considered an unobservable Level 3 measurement.
We evaluate and validate the inputs we use to estimate fair value by a number of methods, including validating against market published prices and daily broker quotes obtainable from pricing services. For OTC derivative instruments classified as Level 2, quotes obtained from brokers generally represent fair value of these instruments. Adjustments to the quotes are adjustments to the bid or ask price depending on the nature of the position to appropriately reflect exit price and are considered a Level 3 input to the fair value measurement.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of September 30, 2008, the end of the period covered by this Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See note 11 to our interim financial statements in this Form 10-Q.
ITEM 1A. RISK FACTORS
In addition to the information set forth below, you should carefully consider the factors discussed or referred to in the “Risk Factors” section of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
We may have to post significant amounts of collateral, which could adversely affect our liquidity, financial position and business.
In connection with our commitment to unwind our credit-enhanced retail structure with Merrill Lynch, we will have to post significant additional amounts of collateral. Our levels of collateral postings will be determined and impacted by the final terms and timing of the unwind agreement, the nature and volume of our commodity hedging agreements, commodity prices and other strategic alternatives that we may undertake. Depending on the specific timing of the unwind and the movement in underlying commodity prices, we could incur significant collateral posting obligations that may require us to seek additional sources of liquidity, including additional debt. The covenants in our credit agreements and our agreement with Merrill Lynch restrict our ability to, among other things, obtain additional financing. The $1.0 billion of contingent capital arrangements, if funded, will have certain restrictions and maintenance covenants, which are expected to be stricter than our existing credit agreements and could prevent us from incurring additional debt and making certain investments.
If we were unable to generate sufficient cash flows from operations or raise cash from other sources, we may not be able to meet our collateral posting obligations. These situations could result from adverse developments in the energy, fuel or capital markets, a disruption in our operations or those of third parties or other events adversely affecting our cash flows and financial performance.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the third quarter of 2008, we issued 1,028,224 shares of unregistered common stock pursuant to cashless warrant exercises and 375,652 shares of unregistered common stock for $1,912,069 in cash pursuant to warrant exercises, in each case under an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.
ITEM 6. EXHIBITS
Exhibits.
See Index of Exhibits.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANT ENERGY, INC. (Registrant)

November 10, 2008	By:	/s/ Thomas C. Livengood
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

SEC File or
Exhibit		Report or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

3.1	Third Restated Certificate of Incorporation	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	3.1

3.2	Third Amended and Restated Bylaws	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007	1-16455	3.3

4.1	Registrant has omitted instruments with respect to long-term debt in an amount that does not exceed 10% of the registrant’s total assets and its subsidiaries on a consolidated basis and hereby undertakes to furnish a copy of any such agreement to the Securities and Exchange Commission upon request

+10.1	Amendment No. 4 to Amended and Restated Credit Sleeve and Reimbursement Agreement, dated as of July 24, 2008 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)

10.2	Participating Preferred Stock Purchase Agreement by and between Reliant Energy, Inc. and FR Reliant Holdings LP dated as of October 10, 2008	Reliant Energy, Inc.’s Current Report on Form 8-K, filed October 16, 2008	1-16455	10.1

+31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002