Form 10-K
period 2008-12-31
RELIANT ENERGY INC
filed 2009-03-02
CIK 1126294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,291,274,515 (computed by reference to the closing sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 13, 2009, the registrant had 350,362,189 shares of common stock outstanding and no shares of common stock were held by the registrant as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2008, are incorporated by reference into Part III of this Form 10-K.

i

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 13.	Certain Relationships and Related Transactions, and Director Independence	53
Item 14.	Principal Accountant Fees and Services	53

PART IV
Item 15.	Exhibits and Financial Statement Schedules	54
EX-2.4
EX-10.44
EX-10.46
EX-10.51
EX-10.52
EX-10.61
EX-10.62
EX-10.64
EX-10.67
EX-10.72
EX-10.84
EX-10.85
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-99.1

Forward-Looking Statement

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that contain projections, assumptions or estimates about the outcome of pending legal actions, our revenues, income, capital structure and other financial items, our plans and objectives for future operations or about our future economic performance, transactions and dispositions, financings or offerings and approvals related thereto. In many cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking.

Actual results may differ materially from those expressed or implied by the forward-looking statements as a result of many factors or events, including, but not limited to, the following:

•	Demand and market prices for electricity, purchased power and fuel and emission allowances;

•	Limitations on our ability to set rates at market prices;

•	Legislative, regulatory and/or market developments;

•	Our ability to obtain adequate fuel supply and/or transmission and distribution services;

•	Interruption or breakdown of our generating equipment and processes;

•	Failure of third parties to perform contractual obligations;

•	Changes in environmental regulations that constrain our operations or increase our compliance costs;

•	Failure by transmission system operators to communicate operating and system information properly and timely;

•	Failure to meet our debt service, restrictive covenants, collateral postings or obligations related to our credit-enhanced retail structure or in connection with any unwind of that structure;

•	Ineffective hedging and other risk management activities;

•	Changes in the wholesale energy market or in our evaluation of our generation assets;

•	The outcome of pending or threatened lawsuits, regulatory proceedings, tax proceedings and investigations;

•	Weather-related events or other events beyond our control;

•	The timing and extent of changes in commodity prices or interest rates;

•	Our ability to attract and retain retail customers or to adequately forecast their energy needs and usage;

•	Our ability to complete an unwind of our credit-enhanced retail structure or failure of such structure;

•	Financial market conditions and our access to capital; and

•	The outcome of our strategic alternatives review, including regulatory approvals for the sale of our Texas retail business.

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

GLOSSARY OF TECHNICAL TERMS

BCFe	Billion cubic feet equivalent of natural gas.

C&I	Commercial, industrial and governmental/institutional.

Cal ISO	California Independent System Operator.

capacity	Energy that could have been generated at continuous full-power operation during the period.

capacity factor	The ratio of actual net electricity generated to capacity.

CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries, prior to August 31, 2002.

Channelview	Reliant Energy Channelview LP, Reliant Energy Channelview (Texas) LLC, Reliant Energy Channelview (Delaware) LLC and Reliant Energy Services Channelview LLC.

CO2	Carbon dioxide.

commercial capacity factor	Generation divided by economic generation.

contribution margin	Revenues less (a) cost of sales, (b) operation and maintenance, (c) selling and marketing and (d) bad debt expense.

EBITDA	Earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization expense.

economic generation	Estimated generation at 100% plant availability based on an hourly analysis of when it is economical to generate based on the price of power, fuel, emission allowances and variable operating costs.

EITF	Emerging Issues Task Force.

EPA	United States Environmental Protection Agency.

ERCOT	Electric Reliability Council of Texas.

ERCOT ISO	ERCOT Independent System Operator.

ERCOT Region	The electric market operated by ERCOT.

FASB	Financial Accounting Standards Board.

FERC	Federal Energy Regulatory Commission.

GAAP	Accounting principles generally accepted in the United States of America.

gross margin	Revenues less cost of sales. Gross margin excludes depreciation, amortization, labor and other product costs.

GWh	Gigawatt hour.

ISO	Independent system operator.

LIBOR	London Inter Bank Offering Rate.

market usage adjustments	The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage based on initial usage information provided by the independent system operators and the distribution companies. We revise these estimates and record any changes in the period as additional settlement information becomes available (collectively referred to as market usage adjustments).

mass	Residential and small business.

Merrill Lynch	Merrill Lynch & Co., Inc. and an affiliate.

MISO	Midwest Independent Transmission System Operator, which is an RTO.

MW	Megawatt.

MWh	Megawatt hour.

net generating capacity	The average of a facility’s summer and winter generating capacities, net of auxiliary power.

NOx	Nitrogen oxides.

NYMEX	New York Mercantile Exchange.

Orion Power	Orion Power Holdings, Inc. and its subsidiaries.

PEDFA	Pennsylvania Economic Development Financing Authority.

PJM	PJM Interconnection, LLC, which is an RTO.

PJM Market	The wholesale and retail electric market operated by PJM primarily in Delaware, the District of Columbia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia.

PUCT	Public Utility Commission of Texas.

REMA	Reliant Energy Mid-Atlantic Power Holdings, LLC and its subsidiaries.

RERH Holdings	RERH Holdings, LLC and its subsidiaries.

RPM	Model utilized by the PJM Interconnection, LLC to meet load serving entities’ forecasted capacity obligations via a forward-looking commitment of capacity resources.

RTO	Regional transmission organization.

SEC	United States Securities and Exchange Commission.

SO2	Sulfur dioxide.

v

PART I

Item 1.	Business.

General

We provide electricity and energy services to wholesale and retail customers through two business segments.

•	Wholesale energy—provides electricity and energy services in the competitive wholesale energy markets in the United States through our ownership and operation or contracting for power generation capacity. We have over 14,000 MW of power generation capacity.

•	Retail energy—provides electricity and energy services to approximately 1.8 million retail electricity customers primarily in Texas, including residential and small business (mass) customers and commercial, industrial and governmental/institutional (C&I) customers.

As discussed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Business Overview and—2008 Significant Events” in Item 7 of this Form 10-K, we are exploring a full range of possible strategic alternatives to enhance stockholder value, including, among other possibilities, the sale of all or substantially all of Reliant Energy, as well as the sale of some or all of our retail business. We are exiting the C&I portion of our retail energy business either through a wind down or sale of our C&I contracts. In late 2008, we sold all of our PJM market (excluding Illinois) and New York (collectively referred to as Northeast) C&I contracts.

Sale of Our Texas Retail Business.  On February 28, 2009, we entered into several agreements related to the sale of our Texas retail business. We entered into a purchase agreement to sell our interests in the affiliates that operate our Texas retail mass and C&I business to a subsidiary (the buyer) of NRG Energy, Inc. (NRG) for $287.5 million in cash plus the value of the net working capital. This sale includes the rights to our name. NRG has guaranteed the obligations of the buyer. Upon closing, our affiliates that are party to the credit sleeve and reimbursement agreement with Merrill Lynch will be owned by the buyer. We have agreed to pay Merrill Lynch a $7.5 million fee and to increase the fees under the credit sleeve and reimbursement agreement by $3 million per month until the close. The bulk of the fees payable to Merrill Lynch are payable only upon and at closing. When the sale closes, the litigation with Merrill Lynch against our affiliates that conduct our retail business related to the termination of the working capital facility supporting our retail business will be dismissed. We and Merrill Lynch have agreed to stay further proceedings in the litigation until June 1, 2009, or in the event regulatory approvals delay closing, July 1, 2009. The sale is subject to customary closing conditions, including the Hart-Scott-Rodino review. The buyer may terminate the agreement in connection with certain takeover proposals that it may receive prior to closing subject to the payment of a $45 million termination fee. We expect to close in the second quarter of 2009. We will enter a one-year transition services agreement with the buyer in connection with the closing, which will include terms and conditions for information technology services, accounting services and human resources. NRG’s guarantee will also apply to this transition services agreement. As required by our debt agreements, a par exchange offer will be made with the net proceeds to holders of our secured notes and PEDFA bonds.

For information about our corporate history, business segments and disposition activities, see notes 1, 18, 19, 20 and 21 to our consolidated financial statements and “Selected Financial Data” in Item 6 of this Form 10-K.

Wholesale Energy

As of December 31, 2008, we owned, had an interest in or leased 36 operating electric power generation facilities with an aggregate net generating capacity of 14,580 MW in five regions of the United States. The net generating capacity of these facilities consists of approximately 38% base-load, 37% intermediate and 25% peaking capacity.

We sell electricity and energy services from our generation portfolio in hour-ahead, day-ahead and forward markets in bilateral and ISO markets. We sell these products to investor-owned utilities, municipalities, cooperatives and other companies that serve end users or purchase power at wholesale for resale. For our power generation, we obtain transmission and distribution services from various RTOs, ISOs, utilities and municipalities. Because our facilities are not subject to traditional cost-based regulation, we can generally sell electricity at market-determined prices. The following table identifies the principal markets where we own, lease or have under contract wholesale generation assets:

Region	Principal Markets

PJM	Illinois, New Jersey and Pennsylvania
MISO	Illinois, western Pennsylvania and Ohio
Southeast	Florida, Mississippi and Texas (non-ERCOT)
West	California

Through the PJM Market’s reliability pricing model auctions, we have committed approximately 6,400 MW of capacity through the planning year ending May 2012. We expect that a substantial portion of our capacity that clears a PJM auction will continue to be committed to the PJM Market up to three years in advance. Revenue from these capacity sales is determined by market rules designed to ensure regional reliability, encourage competition and reduce price volatility. The California Public Utility Commission and Cal ISO are considering possible enhancements to existing resource adequacy requirements, including alternatives similar to capacity markets designed in New England and PJM.

To ensure adequate fuel supplies, we contract for natural gas, coal and fuel oil for our generation facilities. For our natural gas-fired plants, we also arrange for, schedule and balance natural gas from our suppliers and through transporting pipelines. To perform these functions, we lease natural gas transportation and storage capacity.

In February 2006, we completed an evaluation of our wholesale energy segment’s hedging strategy and use of capital. As a result of our evaluation, we substantially reduced hedging activity. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Form 10-K and notes 2(f) and 5 to our consolidated financial statements.

The following table describes our electric power generation facilities as of December 31, 2008:

	Number of	Net Generating
	Generation	Capacity
Region	Facilities	(MW)	Fuel Type	Dispatch Type

PJM(1)	22	6,969	Coal/Gas/Oil/Dual	Base-load/Intermediate/Peaking
MISO	4	1,678	Coal/Gas/Oil	Base-load/Intermediate/Peaking
Southeast(2)(3)	5	2,541	Gas/Dual	Base-load/Intermediate/Peaking
West	5	3,392	Gas/Dual	Intermediate/Peaking

Total	36	14,580

(1)	We lease a 100%, 16.67% and 16.45% interest in three Pennsylvania facilities having 572 MW, 1,711 MW and 1,712 MW of net generating capacity, respectively, through facility lease agreements expiring in 2026, 2034 and 2034, respectively. The table includes our net share of the capacity of these facilities.

(2)	We own a 50% interest in one of these facilities located in Texas (non-ERCOT) having a net generating capacity of 108 MW. An unaffiliated party owns the other 50%. The table includes our net share of the capacity of this facility.

(3)	We are party to a tolling agreement entitling us to 100% of the capacity of a Florida facility having 630 MW of net generating capacity. This tolling agreement expires in 2012 and is treated as an operating lease for accounting purposes.

Operations Data

See discussion of our wholesale energy strategy in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Business Overview” in Item 7 of this Form 10-K. See discussion of ‘‘—Competition and Seasonality” below and a discussion of competition, weather events and other factors that could have an adverse effect on our wholesale energy business in “Risk Factors” in Item 1A of this Form 10-K.

	2008		2007		2006
	GWh	% Economic(1)	GWh	% Economic(1)	GWh	% Economic(1)

Economic Generation(2):
PJM Coal	21,288.3	73%	23,886.2	82%	23,541.9	81%
MISO Coal	5,848.4	53%	7,998.3	73%	6,525.1	59%
PJM/MISO Gas	1,362.4	4%	1,584.2	5%	1,011.1	4%
West	2,553.9	10%	3,711.8	13%	2,833.3	11%
Other	74.5	1%	3,802.2	48%	5,731.1	86%

Total	31,127.5	30%	40,982.7	39%	39,642.5	39%

Commercial Capacity Factor:
PJM Coal	86.6%	82.4%	82.9%
MISO Coal	85.3%	69.0%	85.5%
PJM/MISO Gas	90.6%	91.2%	91.9%
West	93.7%	95.5%	86.1%
Other	82.7%	91.9%	91.9%

Total	87.1%	82.2%	85.1%

Generation(2):
PJM Coal	18,437.8	19,677.1	19,522.3
MISO Coal	4,988.1	5,518.0	5,577.7
PJM/MISO Gas	1,234.8	1,444.0	929.3
West	2,393.2	3,543.9	2,439.0
Other	61.6	3,493.6	5,268.8

Total	27,115.5	33,676.6	33,737.1

(1)	Represents economic generation (hours) divided by maximum generation hours (maximum plant capacity multiplied by 8,760 hours).

(2)	Excludes generation related to power purchase agreements, including tolling agreements.

Retail Energy

As a retail electricity provider, we arrange for the transmission and delivery of electricity to our customers, bill customers, collect payment for electricity sold and maintain call centers to provide customer service. We purchase the electricity we sell to customers from generation companies, utilities and power marketers and other retail energy companies in the wholesale market. We obtain our transmission and distribution services in Texas from entities regulated by the PUCT and ERCOT.

Our retail business for residential and small business customers is in Texas. Based on metered locations, as of December 31, 2008, we had approximately 1.5 million residential and 150,000 small business customers, making us the second largest mass market electricity provider in Texas. Approximately 65% of our Texas customers are in the Houston area. We also have customers in other parts of Texas, including the Dallas, Ft. Worth and Corpus Christi areas.

We market electricity and energy services to C&I customers in Texas and, until the end of 2008, the Northeast. These customers include refineries, chemical plants, manufacturing facilities, hospitals, universities, governmental agencies, restaurants and other facilities. In connection with our intention to unwind our credit-enhanced retail structure with Merrill Lynch and to reduce our future collateral posting obligations, we decided to exit the C&I portion of our retail business over time. Except where we are contractually obligated to do so, we are no longer entering into contracts with new C&I customers and we do not expect to renew contracts with our current customers. We sold all of our Northeast C&I contracts and are actively seeking to sell our Illinois C&I contracts. For discussion of our agreement to sell our Texas retail business, see “— General.”

Under our supply strategy for our retail business, we structure our supply portfolio to match our load demands by procuring sufficient power prior to or concurrent with entering into retail sales commitments. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Form 10-K and notes 2(f) and 5 to our consolidated financial statements. Because of our credit-enhanced retail structure, we are not required to post collateral for our retail supply purchases. However, we intend to wind down this structure because, among other things, of disagreements with Merrill Lynch regarding the minimum adjusted retail EBITDA covenant in our working capital facility and ongoing turmoil in the financial markets has created uncertainty regarding our significant concentration of credit risk with Merrill Lynch. See discussion of the status of our credit-enhanced retail structure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this Form 10-K and related legal action in note 13(b) to our consolidated financial statements.

Operations Data

See discussion of our retail energy strategy in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview” in Item 7 of this Form 10-K. See discussion of “—Competition and Seasonality” below and a discussion of competition, weather events and other factors that could have an adverse effect on our retail energy business in “Risk Factors” in Item 1A of this Form 10-K.

	2008	2007	2006
	(gigawatt hours)

Electricity Sales to End-Use Retail Customers:
Mass:
Residential:
Houston	12,700	13,516	15,447
Non-Houston	8,081	8,361	7,955
Small Business:
Houston	2,818	3,035	3,587
Non-Houston	1,416	1,433	1,375

Total Mass	25,015	26,345	28,364
C&I:
ERCOT(1)	36,901	36,926	33,393
Non-ERCOT	6,300	4,680	5,572

Total C&I	43,201	41,606	38,965
Market usage adjustments	(47)	(67)	8

Total	68,169	67,884	67,337

(1)	These volumes include customers of the Texas General Land Office for whom we provide services.

	2008	2007	2006
	(In thousands, metered locations)

Weighted Average Retail Customer Count:
Mass:
Residential:
Houston	992	1,056	1,164
Non-Houston	547	563	504
Small Business:
Houston	108	116	132
Non-Houston	40	36	29

Total Mass	1,687	1,771	1,829
C&I(1)	91	89	75

Total	1,778	1,860	1,904

(1)	Includes customers of the Texas General Land Office for whom we provide services.

	December 31,
	2008	2007
	(In thousands, metered locations)

Retail Customers:
Mass:
Residential:
Houston	975	1,016
Non-Houston	543	555
Small Business:
Houston	107	109
Non-Houston	43	38

Total Mass	1,668	1,718
C&I(1)	86	93

Total	1,754	1,811

(1)	Includes customers of the Texas General Land Office for whom we provide services.

Regulation

Texas

We are certified by the PUCT to sell electricity to retail customers in Texas. Effective January 1, 2007, we began selling electricity in the competitive areas of ERCOT to customers at unregulated prices. Our activities in Texas are subject to standards and regulations adopted by the PUCT and ERCOT. See “Risk Factors” in Item 1A of this Form 10-K.

Until January 1, 2007, we were required to make electricity available to Houston area residential and small business customers at the PUCT-approved “price-to-beat.” Any residential “price-to-beat” customers who did not select an alternative product by December 31, 2006 continued being served under our residential services plan.

Other States

We are licensed in several states outside ERCOT to supply C&I customers. As a result of our decision to exit the C&I portion of our retail business over time and the sale of our Northeast C&I contracts, in 2009 we will have C&I customers only in Texas and Illinois. Our C&I retail activities in Illinois are subject to standards and regulations adopted by PJM and the Illinois Commerce Commission.

We operate electric generation facilities in regions administered by PJM, Cal ISO and MISO. These ISOs operate under FERC-approved market rules. The market rules include price limits or caps applicable to all generators and numerous other FERC-approved requirements relative to the manner in which we must operate our generating facilities.

Federal Energy Regulatory Commission

A number of our subsidiaries are public utilities under the Federal Power Act and are subject to FERC rules and oversight regulations. As public utilities, these subsidiaries sell power at either market-based rates (if FERC has granted market-based rate authority) or cost-based rates. Each of these subsidiaries has been granted market-based rate authority, although a limited number of services sold by some of them is sold at cost-based rates.

Competition and Seasonality

The retail and wholesale energy industries are intensely competitive. Our competitors include merchant energy companies, utilities, retail electric service providers and other companies, including in recent years companies owned by investment banking firms, hedge funds and private equity funds. Our principal competitors in the retail electricity markets outside of Houston are typically incumbent retail electric providers, which have the advantage of long-standing relationships with customers. In general, competition in the retail energy markets is on the basis of price, service, brand image, product offerings and market perceptions of creditworthiness and competition in the wholesale energy markets is on the basis of price, service and market perceptions of creditworthiness. For additional information on the effect of competition and for a discussion of how seasonality impacts our business, see “Risk Factors” in Item 1A of this Form 10-K and note 17 to our consolidated financial statements.

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

Based on existing regulations, our market outlook, and our current assessment of the costs of labor and materials and the state of evolving technologies, we estimate that we will invest approximately $123 million in 2009, $27 to $52 million in 2010 and $28 million to $306 million in 2011 through 2014 on projects to reduce our emission levels and lessen the environmental impact of our operations. These amounts include $45 million for future ash landfill expansions from 2009 through 2014. As described below, a significant amount of these expenditures relate to our election to upgrade the SO2 emissions controls at some of our facilities.

In some cases, which are described below, environmental laws and regulations are pending, are under consideration, are in dispute or could be revised. Unless otherwise noted, we cannot predict the outcome or ultimate effect of these matters on our business. For additional information on how environmental matters may impact our business, including a January 2009 Notice of Violation from the EPA regarding New Source Review, see “Risk Factors” in Item 1A of this Form 10-K and note 13(c) to our consolidated financial statements.

Air Quality

Under the Clean Air Act, the EPA has implemented a number of emission control programs that affect industrial sources, including power plants, by limiting emissions of nitrogen oxides (NOx) and sulfur dioxide (SO2). NOx and SO2 are precursors to the formation of acid rain, fine particulate matter and regional haze. NOx is also a precursor to the formation of ozone.

NOx and SO2 Emissions

In March 2005, the EPA finalized the Clean Air Interstate Rule (CAIR), to further reduce emissions of NOx and SO2 in the Eastern United States in two phases. The first phase, which takes effect in 2009 for NOx and 2010 for SO2, requires overall reductions within the area of approximately 50% in NOx and SO2 emissions on an annual basis. The second phase, which takes effect in 2015, requires additional reductions of approximately 10% for a 60% total reduction in NOx and approximately 15% for a 65% reduction in SO2. The EPA regulations include the use of cap-and-trade programs to achieve these reductions. These regulations require us to provide an allowance for each ton of NOx and SO2 that we emit under a cap-and-trade program. We maintain emission allowances that at a minimum correspond with forward power sales. In general, we do not have emission allowances for all of our generation. We purchase emission allowances, as needed, to correspond with our generation of electricity.

In July 2008, the District of Columbia Circuit Court of Appeals ruled that CAIR was legally flawed, vacated CAIR in its entirety and remanded CAIR to the EPA for revision of CAIR consistent with the Court’s opinion. On rehearing, in December 2008, the Court decided that CAIR will remain in effect pending EPA’s modification to cure the defects identified by the Court. The Court’s most recent decision will reinstate CAIR’s proposed annual allowance-based NOx program beginning in 2009 and the increased surrender rate for SO2 allowances beginning in 2010. The existing ozone season NOx program and the SO2 allowance requirements under the Clean Air Act’s acid rain program will continue to be in force.

We have undertaken studies to evaluate possible impacts of CAIR and similar legislative and regulatory proposals, which will primarily affect our coal-fired facilities in the Eastern United States. Based on an economic analysis that includes plant operability, changes in the emission allowances market, potential impact of state-imposed regulations and our estimates at this time of capital expenditures, we have elected to invest $64 million in 2009 and up to an estimated $304 million in 2010 through 2013 to principally reduce our emissions of SO2.

Mercury Emissions

In December 2000, the EPA found that regulation of mercury emissions from power plants is “appropriate and necessary,” triggering the requirement to regulate such emissions using the Maximum Achievable Control Technology standard (MACT) of the Clean Air Act. However, the EPA pursued an alternate market-based approach for regulating mercury emissions from power plants, known as the Clean Air Mercury Rule (CAMR). In February 2008, the D.C. Circuit Court of Appeals struck down CAMR. The EPA appealed, but in February 2009, it withdrew the appeal and stated its intent to proceed with rulemaking under the MACT standard. This approach considers the most effective control technologies in operation, without regard to cost effectiveness. Despite the EPA’s statement of regulatory intent, there are multiple legal actions pending with respect to regulation of mercury from power plants.

While the EPA was pursuing CAMR, a number of states, including Pennsylvania, pursued mercury regulations that were more stringent than CAMR. The Pennsylvania rule generally requires mercury reductions on a facility basis in two phases, with 80% reductions in 2010 and 90% reductions in 2015. This rule is the subject of current litigation, and a state court declared Pennsylvania’s rule unlawful in January 2009.

Our capital investment plan is based on compliance with the Pennsylvania rule. Our estimate of capital expenditures to comply primarily with the first phase of Pennsylvania’s mercury control program is $49 million in 2009. However, we are continuing to evaluate our plan given that regulation of mercury from power plants at both federal and state levels is uncertain.

Air Particulates

In September 2006, the EPA issued revised national ambient air quality standards for fine particulate matter with an aerodynamic diameter less than or equal to 2.5 microns, or PM2.5. In December 2008, the EPA identified geographic areas that are not in compliance with the revised standard (nonattainment areas). Ten of our 11 coal-fired power generation facilities are located in nonattainment areas. States must develop emission reduction plans by April 2012 that bring nonattainment areas into compliance by 2014. These plans may be state-specific or regional in scope. The EPA has estimated that the power generation sector SO2 and NOx emissions reductions required by CAIR will allow many of the nonattainment areas to achieve compliance with the revised PM2.5 standard. However, states are not precluded from developing plans that would require further reductions in NOx and SO2 emissions.

Greenhouse Gas Emissions

There is an increased focus within the United States over the direction of domestic climate change policy. Several states in the northeast, midwest and west are increasingly active in developing state-specific or regional regulatory initiatives to stimulate CO2 emission reductions in the electric power generation industry and other industries. The United States Congress is considering legislation that would impose mandatory limitation of CO2 and other greenhouse gas emissions for the domestic power generation sector. The specific impact on our business will depend upon the form of emissions-related legislation or regulations ultimately adopted by the federal government or states in which our facilities are located.

Ten northeastern states, including New Jersey and Maryland, have formed the Regional Greenhouse Gas Initiative, or RGGI, which requires power generators to reduce CO2 emissions by ten percent by 2019, beginning in 2009. California adopted legislation designed to reduce greenhouse gas emissions to 25% below 1990 levels by 2020, beginning in 2012. In July 2008, the Pennsylvania Climate Change Act was adopted. This legislation requires development of reports of the impacts of climate change in Pennsylvania and potential economic opportunities resulting from mitigation strategies. It also requires development of an annual greenhouse gas emissions inventory and establishment of cost-effective strategies for reducing or offsetting greenhouse gases.

In addition, the EPA has announced plans to consider regulations to address CO2 emissions as part of the Clean Air Act’s New Source Review program. Individual states may also begin to take into account CO2 emissions when considering permits to construct or modify significant sources of emissions.

In September 2007, we joined the Chicago Climate Exchange, a voluntary greenhouse gas registry, reduction and trading system. By joining the exchange, we have committed to reduce our greenhouse gas emissions to six percent below the average of our 1998-2001 levels by 2010. We expect to satisfy our reduction targets through previously implemented unit retirements and capacity factor reductions, ongoing heat rate improvement efforts and transacting on the exchange.

Water Quality

In July 2007, the EPA suspended its 2004 regulations relating to cooling water intake structures at large existing power plants pending further rulemaking. This action was in response to the Second Circuit Court of Appeals’ January 2007 remand of the 2004 regulations. The EPA retained interim requirements that plant intakes employ best technology available controls as determined on a plant-by-plant, best professional judgment basis. The Supreme Court is reviewing the Second Circuit’s decision and is expected to rule in 2009.

Other

As a result of their age, many of our facilities contain significant amounts of asbestos insulation, other asbestos containing materials, as well as lead-based paint. Existing state and federal rules require the proper management and disposal of these potentially toxic materials. We believe we properly manage and dispose of such materials in compliance with these state and federal rules. See note 13(c) to our consolidated financial statements.

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

Employees

As of December 31, 2008, we had 3,816 full-time and part-time employees. Of these employees, 1,125 are covered by collective bargaining agreements, which expire on various dates from March 31, 2009 through October 31, 2013. The following table sets forth the number of our employees as of December 31, 2008:

Wholesale energy	1,950
Retail energy	1,208
Other operations	658

Total	3,816

Executive Officers

Name	Age(1)	Present Position

Mark M. Jacobs	46	President and Chief Executive Officer
Brian Landrum	46	Executive Vice President and Chief Operating Officer
Rick J. Dobson	50	Executive Vice President and Chief Financial Officer
Charles S. Griffey	49	Senior Vice President, Market Design and Regulatory Affairs
D. Rogers Herndon	40	Senior Vice President, Strategic Planning and Business Development
Michael L. Jines	50	Senior Vice President, General Counsel and Corporate Secretary
Suzanne L. Kupiec	42	Senior Vice President, Chief Risk and Compliance Officer
Thomas C. Livengood	53	Senior Vice President and Controller
Albert H. Myres	45	Senior Vice President, Government and Public Affairs
Karen D. Taylor	51	Senior Vice President, Human Resources and Chief Diversity Officer

(1)	Age is as of February 1, 2009.

Mark M. Jacobs has served as our President and Chief Executive Officer since May 2007. Prior to that, he served as our Executive Vice President and Chief Financial Officer from July 2002 to October 2007.

Brian Landrum has served as our Executive Vice President and Chief Operating Officer since May 2007. Prior to that, he served as our Executive Vice President, Operations from February 2006 to May 2007. He was Senior Vice President, Commercial and Retail Operations, IT from February 2005 to February 2006; Senior Vice President, Customer Operations and Information Technology from January 2004 to February 2005; President, Reliant Energy Retail Services from June 2003 to January 2004.

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

Charles S. Griffey has served as our Senior Vice President, Market Design and Regulatory Affairs since December 2007. Prior to that, he was Senior Vice President, Regulatory Affairs from February 2003 to December 2007.

D. Rogers Herndon has served as our Senior Vice President, Strategic Planning and Business Development since November 2007. He was Senior Vice President, Commercial Operations and Origination from May 2006 to November 2007. Prior to that, he was a Managing Director for PSEG Energy Resources and Trade from April 2003 to December 2005.

Michael L. Jines has served as our Senior Vice President, General Counsel and Corporate Secretary since May 2003.

Suzanne L. Kupiec has served as our Senior Vice President, Chief Risk and Compliance Officer since July 2007. She served as our Senior Vice President, Risk and Structuring from January 2004 to June 2007. She was our Vice President and Chief Risk and Corporate Compliance Officer from June 2003 to January 2004.

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

Available Information

Our principal offices are at 1000 Main, Houston, Texas 77002 (713-497-7000). The following information is available free of charge on our website (http://www.reliant.com):

•	Our corporate governance guidelines and standing board committee charters;

•	Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports; and

•	Our business ethics policy.

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

Certifications

We will timely provide the annual certification of our Chief Executive Officer to the New York Stock Exchange. We filed last year’s certification in June 2008. In addition, our Chief Executive Officer and Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Form 10-K.

Item 1A.	Risk Factors.

Risks Related to the Wholesale and Retail Energy Businesses

The financial results of our wholesale and retail energy segments are subject to market risks beyond our control.

Our results of operations, financial condition and cash flows are significantly impacted by the prevailing demand and market prices for electricity, purchased power, fuel and emission allowances over which we have no control. Market prices can fluctuate dramatically in response to many factors, including weather conditions; changes in the prices of related commodities; changes in law and regulation; regulatory intervention (including the imposition of price limitations, bidding rules or similar mechanisms); market illiquidity; transmission constraints; environmental limitations; generation unit outages; fuel supply issues; national and world-wide economic conditions; and other events. Current national and world-wide conditions may result in ongoing reduced demand for electricity, commodity price volatility, changes in law or regulation and other events.

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

We may incur losses if third parties default on their contractual obligations, such as obligations to pay us money; buy or sell electricity, fuel, emission allowances and other commodities; or provide us with fuel transportation services, power transmission or distribution services. For additional information about third party default risk, including our efforts to mitigate against this risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Risk” in Item 7 of this Form 10-K and note 2(g) to our consolidated financial statements.

Our costs of compliance with environmental laws are significant and can affect our future financial results.

Our wholesale energy business is subject to extensive and evolving environmental regulations, particularly our coal- and oil-fired generation facilities. We incur significant costs in complying with these regulations and, if we fail to comply, could incur significant penalties. Our cost estimates for compliance with environmental regulations are based on our current assessment of the cost of labor and materials and the state of evolving technologies. Changes to the preceding factors, revisions of environmental regulations, litigation and new legislation and/or regulations (including new climate change legislation and regulations), as well as other factors, could cause our actual costs to vary outside the range of our estimates. In addition, failure to comply with environmental requirements could require us to shut down or reduce production on our generation facilities or create liability exposure. New environmental laws or regulations may be adopted that would further constrain our operations or increase our environmental compliance costs. We also may be responsible for the environmental liabilities associated with generation facilities even if a prior owner caused the liabilities. We are required to surrender emission allowances equal to emissions of specific substances to operate our facilities. Surrender requirements may require purchase of allowances which may be unavailable or only available at costs that would make it uneconomical to operate our generating assets. See “Business—Environmental Matters” in Item 1 of this Form 10-K and note 13(c) to our consolidated financial statements.

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

If a market participant defaults on its payment obligations to an ISO, we, together with other market participants, are liable for a portion of the default obligation that is not otherwise covered by the defaulting market participant. Each ISO establishes credit requirements applicable to market participants and the basis for allocating payment default amounts to market participants. In ERCOT, the allocation is based on share of the total load. As of December 31, 2008, we would have been liable for approximately 21% of any defaulted amount in ERCOT. In PJM, MISO and Cal ISO, the methods of allocating the share of defaults differ, and our exposure from these markets is currently relatively small.

Significant events beyond our control, such as hurricanes and other weather-related problems or acts of terrorism, could have a material adverse effect on our business.

The uncertainty associated with events beyond our control, such as significant weather events and the risk of future terrorist activity, may affect our results of operations and financial condition in unpredictable ways. These events could result in adverse changes in the insurance markets and disruptions of power and fuel markets. In addition, significant weather events or terrorist actions could damage or shut down our generation facilities or the fuel and fuel supply facilities or the power transmission and distribution facilities upon which our generation and retail businesses are dependent. Power supply may be sold at a loss if these events cause a significant loss of retail customer load. We do not have business interruption insurance related to our retail energy business. These events could also adversely affect the United States economy, create instability in the financial markets and, as a result, have an adverse effect on our ability to access capital on terms and conditions acceptable to us.

Risks Relating to Our Retail Business

Merrill Lynch, credit support provider for our retail business, contends we have violated the terms of the credit support agreement.

Under the terms of our credit-enhanced retail structure entered into in December 2006, Merrill Lynch provides guarantees and posts collateral for the supply purchases and related transactions of our retail energy business. Merrill Lynch contends that we violated the credit sleeve and reimbursement agreement (the agreement) when we terminated our working capital facility with them in December 2008, and has filed an action in a New York Court seeking a judgment declaring an event of default under the agreement. If Merrill Lynch is successful with its claim, it could seek to exercise remedies under the agreement. There is a range of possible remedies available to Merrill Lynch under the agreement, including, without limitation:

•	declaring an unwind of the agreement, which would result in Merrill Lynch ceasing to provide credit support for new retail supply and hedging transactions;

•	delivering notice to our retail supply counterparties that future transactions will not have Merrill Lynch collateral support; and

•	seeking to foreclose on its collateral, the assets comprising our retail energy business.

Depending on the specific remedy that Merrill Lynch may elect to pursue, cross defaults could occur under our June 2007 credit facilities. Although we would seek a waiver from the lenders to avoid any cross defaults, such waiver may not be available on commercially reasonable terms and we may choose to terminate the June 2007 credit facilities. If we were to do so, we may be required to post cash for outstanding letters of credit. For these credit facilities, as of December 31, 2008, we have $0 outstanding in debt, $296 million outstanding as letters of credit and $454 million as available liquidity. There are a number of events, including non-payments of obligations and a non-investment-grade credit rating that could cause Merrill Lynch to default under our credit-enhanced retail structure. Furthermore, if Merrill Lynch experiences downgrades in its credit rating or credit outlook, our suppliers may require other credit support or cease doing business with us pursuant to the credit-enhanced retail structure. If any of these events occurs, our ability to operate our retail business could be impaired and our liquidity, cash flows and results of operations could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this Form 10-K and notes 7 and 13(b) to our consolidated financial statements.

We may have to post significant amounts of collateral, which could adversely affect our liquidity, financial position and business.

In connection with any unwind of our credit-enhanced retail structure with Merrill Lynch, we will have to post collateral for new retail supply and hedging transactions. Our levels of collateral postings would be determined and impacted by the terms and timing of the unwind, the nature and volume of our commodity hedging agreements, commodity prices and other strategic alternatives that we may undertake. Depending on the specific timing and the movement in underlying commodity prices, we could incur significant collateral posting obligations that may require us to seek additional sources of liquidity, including additional debt. The covenants in our credit agreements and our agreement with Merrill Lynch restrict our ability to, among other things, obtain additional financing. If we were unable to generate sufficient cash flows from operations or raise cash from other sources, we may not be able to meet our collateral posting obligations. These situations could result from further adverse developments in the energy, fuel or capital markets, a disruption in our operations or those of third parties or other events adversely affecting our cash flows and financial performance. We cannot make any assurances that we would be able to obtain such additional liquidity on commercially reasonable terms or at all.

Volatile power supply costs and demand for power could adversely affect the financial performance of our retail business.

We purchase substantially all of our supply requirements from third parties. As a result, our financial performance depends on our ability to obtain adequate supplies of electric generation from third parties at prices below the prices we charge our customers. Our earnings and cash flows could be adversely affected in any period in which our power supply costs rise at a greater rate than our rates charged to customers. The price of our power supply purchases associated with our energy commitments can be different than that reflected in the rates charged to customers due to, among other factors:

•	varying supply procurement contracts used and the timing of entering into related contracts;

•	subsequent changes in the overall price of natural gas;

•	daily, monthly or seasonal fluctuations in the price of natural gas relative to the 12-month forward prices;

•	transmission constraints and our ability to move power to our customers; and

•	changes in market heat rate (i.e., the relationship between power and natural gas prices).

Our earnings and cash flows could also be adversely affected in any period in which the demand for power significantly varies from our forecasted supply, which could occur due to, among other factors, weather events, competition and economic conditions.

We may lose further market share in the Houston retail electricity market.

In recent years, we have experienced declines in our share of the Houston retail electricity market, which represents approximately 65% of our residential and small business customer base. This trend could continue. The new competitive market has attracted a number of new participants. Competitors are putting downward pressure on our Houston sales volumes and may put downward pressure on our margins over time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview” in Item 7 of this Form 10-K.

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

We depend on the ISOs to communicate operating and system information in a timely and accurate manner. Information that is not accurate or timely can have an impact on our current and future reported financial results.

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

As of December 31, 2008, we had total debt of $2.9 billion:

•	We must dedicate a portion of our cash flows to pay debt service requirements, which reduces the amount of cash available for other business purposes;

•	The covenants in our debt agreements and in our agreement with Merrill Lynch restrict our ability to, among other things, obtain additional financing, make investments or acquisitions, create additional liens on our assets and take other actions to react to changes or opportunities in our business;

•	If we do not comply with the payment and other material covenants under our debt agreements and our agreement with Merrill Lynch, we could be required to repay our debt immediately and, in the case of our revolving credit facilities, terminate their commitment to lend us money; and

•	Our debt levels and credit ratings may affect the evaluation of our creditworthiness by suppliers or customers, which could put us at a competitive disadvantage to competitors with less debt or investment grade credit ratings.

If we were unable to generate sufficient cash flows, access funds from operations or raise cash from other sources, we would not be able to meet our debt service and other obligations. These situations could result from adverse developments in the energy, fuel or capital markets, a disruption in our operations or those of third parties or other events adversely affecting our cash flows and financial performance. See further discussion of risks related to our credit-enhanced retail structure under “Risks Related to our Retail Business.”

Our hedging and other risk management activities may not work as planned.

Our hedges may not be effective as a result of basis price differences, transmission issues, price correlation, volume variations or other factors, including margins being compressed as a result of market prices behaving differently than expected. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Form 10-K.

Changes in the wholesale energy market or changes in our evaluation of generation assets could result in impairments.

If our outlook for the wholesale energy market changes negatively, or if our ongoing evaluation of our wholesale energy segment results in decisions to mothball, retire or dispose of generation assets, we could have impairment charges related to our fixed assets. See note 2(i) to our consolidated financial statements.

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

We may seek to purchase or develop additional generation facilities or dispose of existing generation facilities. There is no assurance that these efforts will be successful. In any sale, we may be required to indemnify a purchaser against liabilities. To finance future acquisitions, we may be required to issue additional equity securities or incur additional debt. We cannot make any assurances that we would be able to obtain such additional liquidity on commercially reasonable terms or at all.

Our process of exploring strategic alternatives may not be successful.

On October 6, 2008, we announced that our Board of Directors authorized the exploration of strategic alternatives to enhance stockholder value. There can be no assurance that the exploration of strategic alternatives will result in a transaction, or that the benefits of any strategic alternative pursued will in fact be realized. The pendency of this process may create uncertainties with current and potential customers, employees, suppliers and business partners. In addition, the market price of our stock may be volatile as we explore strategic alternatives, and volatility may persist or be increased if and when a decision to pursue an alternative is announced or we announce that we are no longer exploring strategic alternatives.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the ticker symbol “RRI.” On February 13, 2009, we had 34,659 stockholders of record.

The closing price of our common stock on December 31, 2008 was $5.78.

	Market Price
	High	Low

2008:
First Quarter	$26.74	$18.06
Second Quarter	$28.06	$20.47
Third Quarter	$24.15	$4.94
Fourth Quarter	$7.60	$2.77
2007:
First Quarter	$21.70	$13.52
Second Quarter	$27.79	$20.37
Third Quarter	$30.69	$22.72
Fourth Quarter	$28.74	$24.11

We have never paid dividends. Some of our debt agreements restrict the payment of dividends. See note 6 to our consolidated financial statements.

Stock Price Performance Graph.  The following line graph compares the yearly percentage change in our cumulative total stockholder return on common stock with cumulative total return of a broad equity market index (Standard & Poor’s 500 Stock Index) and the cumulative total return of a group of our peer companies comprised of Calpine Corporation, Constellation Energy Group, Inc., Dominion Resources, Inc., Dynegy Inc., Exelon Corporation, Mirant Corporation, NRG Energy, Inc., Sempra Energy and TXU Corp. TXU Corp. has been excluded from the graph for 2007 and 2008 because it was acquired and is no longer a publicly-traded company.

This stock price performance graph is furnished in this Form 10-K and is not filed, as permitted by 17 CFR 229.201(e).

Item 6.	Selected Financial Data.

	2008	2007	2006	2005	2004
	(1)(2)(3)(4)(5)(6)	(1)(2)(6)(7)(8)	(1)(2)(6)(9)(10)	(1)(2)(6)(11)	(1)(2)(6)
	(in millions)

Statements of Operations Data:
Revenues	$12,553	$11,209	$10,877	$9,712	$8,098
Operating income (loss)	(659)	876	(24)	(321)	(13)
Income (loss) from continuing operations	(748)	358	(327)	(441)	(276)
Cumulative effect of accounting changes, net of tax	—	—	1	(1)	7
Net income (loss)	(740)	365	(328)	(331)	(29)

	2008	2007	2006	2005	2004
	(1)(2)(3)(4)(5)(6)	(1)(2)(6)(7)(8)	(1)(6)(9)(10)	(1)(6)(11)	(1)(6)

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$(2.15)	$1.01	$(1.06)	$(1.46)	$(0.93)

	2008	2007	2006	2005	2004
	(1)(2)(3)(4)(5)(12)(13)	(1)(2)(7)(8)(10)(12)(13)	(1)(9)(11)(12)(13)	(1)(12)(13)	(1)(12)(13)(14)
	(in millions)

Statements of Cash Flow Data:
Cash flows from operating activities	$183	$762	$1,276	$(917)	$106
Cash flows from investing activities	216	(179)	1,057	306	900
Cash flows from financing activities	(45)	(292)	(1,957)	594	(1,047)

	December 31,
	2008	2007	2006	2005	2004
	(1)(2)(15)	(1)(2)	(1)	(1)(16)	(1)(16)
	(in millions)

Balance Sheet Data:
Net margin deposits	$235	$140	$436	$1,700	$487
Total assets	10,636	10,192	11,768	13,569	12,194
Current portion of long-term debt and short-term borrowings	13	52	355	789	619
Long-term debt	2,871	2,903	3,178	4,317	3,939
Stockholders’ equity	3,778	4,477	3,950	3,864	4,386

(1)	We sold or transferred the following operations, which have been classified as discontinued operations. Desert Basin, European energy, Orion Power’s hydropower plants, Liberty, Ceredo and Orion Power’s New York plants. We sold the following operations, which are included in continuing operations: REMA hydropower plants in April 2005, landfill-gas fueled power plants in July 2005, our El Dorado investment in July 2005 and our Bighorn plant in October 2008.

(2)	We deconsolidated Channelview on August 20, 2007 and sold its assets in July 2008.

(3)	During 2008, we recorded and paid $66 million for costs related to the unwind of the credit-enhanced retail structure (included in selling, general and administrative expenses).

(4)	During 2008, we recorded a goodwill impairment charge of $305 million related to our wholesale energy segment. This charge is non-cash.

(5)	During 2008, we recorded $37 million in expenses and paid $34 million for Western states litigation and similar settlements relating to natural gas cases.

(6)	During 2008, 2007, 2006, 2005 and 2004, we had net gains on sales of assets and emission and exchange allowances of $156 million, $26 million, $159 million, $168 million and $20 million, respectively.

(7)	During 2007, we recorded and paid a $22 million charge related to resolution of a 2004 indictment for alleged violations of the Commodity Exchange Act, wire fraud and conspiracy charges.

(8)	During 2007, we recorded $73 million in debt extinguishments expenses and expensed $41 million of deferred financing costs related to accelerated amortization for refinancings and extinguishments.

(9)	During 2006, we recorded $37 million in debt conversion expense.

(10)	During 2006, we recorded a $35 million charge (paid in 2007) related to a settlement of certain class action natural gas cases relating to the Western states energy crisis.

(11)	During 2005, we recorded charges of $359 million relating to various settlements associated with the Western states energy crisis, which were paid during 2006.

(12)	During 2008, 2007, 2006, 2005 and 2004, we had net cash proceeds from sales of assets of $538 million, $82 million, $1 million, $149 million and $11 million, respectively.

(13)	During 2008, 2007, 2006, 2005 and 2004, we had net proceeds from sales of (purchases of) emission and exchange allowances of $(19) million, $(85) million, $183 million, $89 million and $(65) million, respectively.

(14)	During 2004, 2003 and 2002, we recorded charges of $2 million, $47 million and $128 million, respectively, relating to a payment made to CenterPoint in 2004 of $177 million.

(15)	See note 13 to our consolidated financial statements for discussion of our contingencies.

(16)	The balance sheet data for total assets as of December 31, 2005 and 2004 has not been restated for the adoption of FIN 39-1 as it was impracticable to reasonably retrieve and reconstruct the historical information due to migration of data driven by a system conversion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Financial Flexibility.  Given the ongoing turmoil in the financial markets and the uncertainty in the overall economic outlook, our focus has been and continues to be on our liquidity and financial flexibility. We are regularly assessing the impact on our business of a wide variety of economic and commodity price scenarios. We believe we have the ability to operate through a significant downturn.

Review of Strategic Alternatives.  In October 2008, our Board of Directors initiated a process to review strategic alternatives and formed a special committee to oversee this process. We are exploring a full range of possible strategic alternatives to enhance stockholder value, including, among other possibilities, the sale of all or substantially all of Reliant Energy, as well as the sale of some or all of our retail business. For discussion of our agreement to sell our Texas retail business, see “Business—General” in Item 1 of this Form 10-K.

Ongoing Operations.  Our objective is to be a leader in delivering the benefits of competitive electricity markets to customers. Our business focuses on the competitive mass retail and wholesale electricity markets. We are committed to delivering superior returns from competitive markets through insights into the fundamentals of our core markets and a commitment to risk-weighted investments whose return on invested capital exceeds our weighted-average cost of capital.

Company-wide.  We are focusing on the following value-creation levers:

•	Establishing and maintaining a flexible capital structure to achieve a competitive cost of capital;

•	Building a highly disciplined return on invested capital focus; and

•	Continuing to develop innovative structures and transactions that improve returns and reduce risk.

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

Wholesale Energy.  The wholesale energy segment is a capital-intensive, cyclical business. Earnings are significantly impacted by spark and dark spreads and capacity prices. Our margins are driven by a number of factors, including the prices of power, natural gas, coal and fuel oil, the cost of emissions, transmission, weather and global macro-economic factors, none of which we control and many of which are volatile. The factor that we have the most control over is the percentage of time that our generating assets are available to run when it is economical for them to do so (commercial capacity factor). The key earnings drivers in the wholesale energy segment are the amount of time our power plants are economical to operate (economic generation) and commercial capacity factor, which both determine the amount of electricity we generate, the margin we earn for each unit of electricity sold, the availability of our generating assets to meet demand and capacity revenues (other margin) and operating costs. These earnings drivers are impacted by various factors including:

Economic generation

•	Supply and demand fundamentals

•	Spark spreads (difference between power prices and natural gas fuel costs)

•	Dark spreads (difference between power prices and coal fuel costs)

•	Generation asset fuel type and efficiency

Commercial capacity factor

•	Operations excellence

•	Maintenance practices

Unit margin

•	Supply and demand fundamentals

•	Commodity prices

•	Generation asset fuel type and efficiency

•	Hedging strategy

Other margin

•	Capacity prices

•	Power purchase agreements sold to others

•	Ancillary services

Operating costs

•	Operating efficiencies

•	Maintenance practices

•	Generation asset fuel type

We are focusing on the following value-creation levers:

•	Maximizing cash flow from our existing portfolio of assets while minimizing collateral requirements;

•	Achieving operating and commercial excellence in order to reliably and economically meet customer needs; and

•	Proactively monitor environmental regulations and respond to changes to maximize the value of our portfolio of assets.

For a discussion of our plans for investment to comply with existing environmental regulations, see “Business—Regulation—Environmental Matters” in Item 1 of this Form 10-K and “—Liquidity and Capital Resources” below. For a discussion of pending and contingent matters related to environmental regulations, see note 13(c) to our consolidated financial statements.

Retail Energy.  The retail energy segment is an electricity resale business. We earn a margin by selling electricity to end-user customers, meeting the service needs of such customers and acquiring supply for the estimated demand. The key earnings drivers in the retail energy segment are the volume of electricity we sell to customers, the unit margins received on those sales and the cost of acquiring and serving those customers (operating costs). These earnings drivers are impacted by various factors including:

Volume of electricity sales

•	Local weather patterns

•	Number and type of customers

•	Energy consumption behaviors

•	Macro-economic factors affecting demand

Unit margins

•	Revenue rate charged compared to cost of supply, which includes

•	Commodity price volatility when actual and estimated demand differ

•	Load-related charges

•	Transmission congestion

•	Hedging costs

•	Competitive tactics of other retailers in the market

•	Incremental value-added services

Operating costs

•	Collateral costs

•	Operating efficiencies

•	Cost to acquire and retain customers

•	Ability to collect

We are focusing on the following value-creation levers:

•	Improving our operating cost effectiveness;

•	Reducing risk of extreme earnings volatility through increased supply hedging;

•	Managing the capital commitment (collateral obligations) to supply our customers; and

•	Supporting the competitive electricity market in Texas and providing innovative and value-enhancing services to our customers.

To reduce the risk of extreme earnings variability in our retail energy segment, we have designed and are implementing changes in our hedging approach such as matching supply and load by geographic zone, buying heat rate and fixed-price call options for volumes significantly above expected levels and considering the use of gas, power and weather options to mitigate extreme events. These changes will result in higher expected supply costs over time. We are reviewing our core processes that support the business to ensure that we have the right people, skills and systems.

For a discussion of our ongoing plan to exit the C&I portion of our retail business over time and the related reduction in our long-term capital requirements for collateral, see “—2008 Significant Events” and “—Liquidity and Capital Resources” below.

Our ability to achieve these objectives and execute these actions is subject to a number of factors, some of which we may not be able to control. See “Cautionary Statement Regarding Forward-Looking Information” and “Risk Factors” in Item 1A of this Form 10-K.

2008 Significant Events

ERCOT.  The Houston area experienced thirty-year record heat in late May and early June 2008. As a result, load demand in Houston and south Texas was greater than we expected. Additionally, transmission constraints limited the ability to move power into the Houston and south Texas zones, which caused some of our power supply to be unavailable to meet expected demand. In response, we purchased power in Houston and south Texas to meet our increased load at market prices. This extraordinary event negatively impacted our retail contribution margin by approximately $150 million during primarily the second quarter of 2008.

Hurricane Ike Stranded Supply Costs.  In September 2008, Hurricane Ike struck the upper Texas coast, which left over 2.1 million electric consumers (more than 90 percent of the metered electric consumers in the Houston-Galveston area) without power. More than 1.0 million electric consumers were without power for at least six days and more than 500,000 customers remained without power ten days after the storm. Retail contribution margin was negatively impacted by approximately $75 million as a result of the effects of Hurricane Ike, including reduced sales volumes and the sale of excess supply at a loss.

Hurricane Ike, Higher Supply Costs and Pricing Decisions.  Due to a substantial increase in natural gas prices, we incurred much higher supply costs in the second and third quarters of 2008 compared to 2007. Natural gas prices declined rapidly in the third quarter and after Hurricane Ike, we decided to not take pricing actions that would have immediately and fully offset the higher supply costs at that time. The combination of increased supply costs and the associated pricing decisions lowered 2008 retail contribution margin by approximately $250 million.

Merrill Lynch.  The results in our retail energy segment in 2008 were substantially below our expectations as a result of a variety of factors, including the record heat in the Houston area and ERCOT transmission constraints experienced in late May and early June, the devastating impact of Hurricane Ike on the Gulf Coast and the significant volatility in commodity prices experienced in 2008. As a consequence, we concluded that terminating our $300 million retail working capital facility agreement with Merrill Lynch would be appropriate in order to address any issue that might be asserted regarding the minimum adjusted retail EBITDA covenant in that facility. In December 2008, we terminated the working capital facility and Merrill Lynch contends that we did not have this right. See further discussion of Merrill Lynch’s claim and related legal actions in “—Liquidity and Capital Resources” below and note 13(b) to our consolidated financial statements.

Exit from C&I Portion of Our Retail Business.  Prior to our decision to exit the C&I portion of our retail energy business either through a wind down or sale of our C&I contracts, roughly 70% of our retail collateral posting obligations were associated with C&I. In contrast, C&I represented only approximately 30% of the contribution margin associated with our retail business. Without the Merrill Lynch credit support under the credit sleeve and reimbursement agreement, we do not believe that the C&I margins covered our cost of capital associated with this business. As a result, we decided to exit the C&I portion of our retail business. Except where we are contractually obligated to do so, we are no longer entering into contracts with new C&I customers and we do not expect to renew contracts with our current customers. In December 2008, we sold all of our Northeast C&I contracts. The Northeast C&I activity was (a) $505 million of our consolidated revenues (or 4%) and (b) $18 million of our consolidated gross margin, excluding unrealized gains/losses on energy derivatives (or 1%) during 2008. We expect that approximately 13,000 MW (36%), 7,000 MW (19%) and 15,000 MW (45%) of our remaining contracted volumes for the C&I activity will roll off during 2009, 2010 and thereafter, respectively.

The following details the C&I activity in our consolidated results of operations:

	2008		2007		2006
	Dollars	Percentages(1)	Dollars	Percentages(1)	Dollars	Percentages(1)
	(dollars in millions)

Revenues from C&I customers(2)	$4,283	34%	$3,709	33%	$3,345	31%
Gross margin from C&I customers(3)	106	6%	244	12%	208	12%

(1)	These percentages represent the C&I portion of the business as compared to our consolidated results.

(2)	Amounts exclude (a) unrealized gains/losses on energy derivatives and (b) market usage adjustments.

(3)	Amounts exclude (a) unrealized gains/losses on energy derivatives, (b) sale of Northeast C&I derivative liability and (c) market usage adjustments and contract terminations.

Disposition of Generation Facilities.  In July 2008, Channelview completed the sale of its plant for $500 million. In October 2008, we sold our Bighorn plant for $500 million. See notes 19 and 20 to our consolidated financial statements.

Consolidated Results of Operations

The following discussion includes non-GAAP financial measures, which are not standardized; therefore, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures, which are discussed below, reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results, may provide a more complete understanding of factors and trends affecting our business segments. Investors should review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

2008 Compared to 2007 and 2007 Compared to 2006

We reported $740 million consolidated net loss, or $2.13 loss per share, for 2008 compared to $365 million consolidated net income, or $1.04 diluted income per share, for 2007 and $328 million consolidated net loss, or $1.07 loss per share, for 2006.

				Change	Change
				from 2007	from 2006
	2008	2007	2006	to 2008	to 2007
	(in millions)

Wholesale energy contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives(1)	$877	$524	$146	$353	$378
Retail energy contribution margin including unrealized gains/losses on energy derivatives and sale of Northeast C&I derivative liability(1)	(789)	942	250	(1,731)	692
Other contribution margin	1	1	1	—	—
Other general and administrative	(225)	(171)	(172)	(54)	1
Western states litigation and similar settlements	(37)	(22)	(35)	(15)	13
Gains on sales of assets and emission and exchange allowances, net	156	26	159	130	(133)
Wholesale energy goodwill impairment	(305)	—	—	(305)	—
Depreciation and amortization	(337)	(424)	(373)	87	(51)
Income of equity investment, net	1	5	6	(4)	(1)
Debt extinguishments and conversions	(1)	(73)	(37)	72	(36)
Other, net	5	—	—	5	—
Interest expense	(248)	(349)	(428)	101	79
Interest income	29	34	34	(5)	—
Income tax (expense) benefit	125	(135)	122	260	(257)

Income (loss) from continuing operations	(748)	358	(327)	(1,106)	685
Income (loss) from discontinued operations	8	7	(2)	1	9
Cumulative effect of accounting change, net of tax	—	—	1	—	(1)

Net income (loss)	$(740)	$365	$(328)	$(1,105)	$693

(1)	These represent our segment measures. See the tables below under “—Wholesale Energy Margins” and “—Retail Energy Margins.”

Wholesale Energy Segment.

In analyzing the results of our wholesale energy segment and in communications with investors, analysts, rating agencies, banks and other parties, we use the non-GAAP financial measures “open energy gross margin,” “open wholesale gross margin” and “open wholesale contribution margin,” which exclude the items described below, as well as our wholesale energy segment profit and loss measure, “contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives.” Open energy gross margin, open wholesale gross margin and open wholesale contribution margin should not be relied upon without considering the GAAP financial measures.

Wholesale Hedges.  We exclude the recurring effect of certain wholesale hedges that were entered into primarily to mitigate certain operational risks at our generation assets. These amounts primarily relate to settlements of fuel hedges, long-term natural gas transportation contracts and storage contracts. We also exclude the effect of our wholesale energy segment’s 2008 sale of natural gas contracts to our retail energy segment. We entered into this intersegment transaction to reduce Merrill Lynch’s collateral posting obligations. The wholesale hedges described above are derived based on methodology consistent with the calculation of open energy gross margin. We also exclude the recurring effect of certain historical wholesale hedges that were entered into in order to hedge the economics of a portion of our wholesale operations. These amounts primarily relate to settlements of forward power hedges, long-term tolling purchases, long-term natural gas transportation contracts not serving our generation assets and our legacy energy trading. We believe that it is useful to us, investors, analysts and others to show our results in the absence of hedges. The impact of these hedges on our financial results is not a function of the operating performance of our generation assets, and excluding the impact better reflects the operating performance of our generation assets based on prevailing market conditions. We previously referred to these hedges as “Historical and Operational Wholesale Hedges.”

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

Our wholesale energy segment’s contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives was $877 million in 2008 compared to $524 million in 2007. The $353 million increase was primarily due to reduced negative effect of wholesale hedges of $339 million partially offset by net change in unrealized gains/losses on energy derivatives of $24 million. Open wholesale contribution margin increased $38 million primarily due to $48 million decrease in operation and maintenance expense partially offset by $8 million decrease in open wholesale gross margin. Our wholesale energy segment’s contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives was $524 million in 2007 compared to $146 million in 2006. The $378 million increase was primarily due to (a) reduced negative effect of wholesale hedges of $272 million partially offset by net change in unrealized gains/losses on energy derivatives of $49 million. Open wholesale contribution margin increased $155 million primarily due to $196 million increase in open wholesale gross margin partially offset by $40 million increase in operation and maintenance expense. See “—Wholesale Energy Margins” below for explanations.

Wholesale Energy Revenues.

						Change		Change
						from 2007		from 2006
	2008		2007		2006	to 2008		to 2007
	(in millions)

Wholesale energy third-party revenues	$3,138		$2,877		$2,487	$261	(1)	$390	(2)
Wholesale energy revenues—intersegment	208		394		571	(186	)(3)	(177	)(4)

Subtotal	3,346		3,271		3,058	75		213

Revenues—affiliates(5)	253	(5)	127	(5)	—	126		127
Unrealized gains (losses) on energy derivatives	(1)		32		192	(33	)(6)	(160	)(7)

Total wholesale energy revenues	$3,598		$3,430		$3,250	$168		$180

(1)	Increase primarily due to (a) higher power and natural gas sales prices and (b) higher capacity payments. This increase was partially offset by (a) lower natural gas and power sales volumes and (b) lower steam sales due to the deconsolidation of Channelview on August 20, 2007.

(2)	Increase primarily due to (a) higher power sales prices and (b) higher power sales volumes. These increases were partially offset by lower natural gas sales volumes.

(3)	Decrease primarily due to (a) lower power sales volumes and (b) lower natural gas sales volumes related to a contract that ended in October 2007. This decrease was partially offset by higher power sales prices.

(4)	Decrease primarily due to lower power sales volumes. This decrease was partially offset by (a) higher power sales prices and (b) higher natural gas sales volumes related to a tolling agreement.

(5)	We deconsolidated Channelview on August 20, 2007. These revenues represent sales of fuel to Channelview.

(6)	See footnote 21 under “Wholesale Energy Margins.”

(7)	See footnote 22 under “Wholesale Energy Margins.”

Wholesale Energy Cost of Sales.

						Change		Change
						from 2007		from 2006
	2008		2007		2006	to 2008		to 2007
	(in millions)

Wholesale energy third-party costs	$1,942		$2,138		$2,371	$(196	)(1)	$(233	)(2)
Cost of sales—intersegment(3)	(30	)(3)	—		—	(30)		—
Cost of sales—affiliates(4)	201	(4)	105	(4)	—	96		105
Unrealized losses on energy derivatives	135		25		136	110	(5)	(111	)(6)
Unrealized gains on energy derivatives—intersegment(7)	(119	)(7)	—		—	(119	)(7)	—

Total wholesale energy cost of sales	$2,129		$2,268		$2,507	$(139)		$(239)

(1)	Decrease primarily due to lower natural gas volumes purchased. This decrease was partially offset by higher prices paid for natural gas and coal.

(2)	Decrease primarily due to (a) lower purchased natural gas and power volumes and (b) lower purchased capacity.

(3)	Relates to an internal 40 BCFe hedge that extends to December 2010 between the wholesale energy and retail energy segments associated with the unwind of our credit-enhanced retail structure. The realized and unrealized gains/losses on this internal hedge are included in cost of sales for our retail energy and wholesale energy segments and eliminate in consolidation.

(4)	We deconsolidated Channelview on August 20, 2007. These cost of sales represent purchases of power from Channelview.

(5)	See footnote 21 under “Wholesale Energy Margins.”

(6)	See footnote 22 under “Wholesale Energy Margins.”

(7)	Relates to unrealized gains on the internal 40 BCFe hedge. See footnote 3 above.

Wholesale Energy Margins.

				Change		Change
				from 2007		from 2006
	2008	2007	2006	to 2008		to 2007
	(in millions)

Open energy gross margin(1):
PJM Coal	$608	$617	$526	$(9)		$91	(2)
MISO Coal	111	161	121	(50	)(3)	40	(4)
PJM/MISO Gas	42	50	44	(8)		6
West	(1)	20	12	(21	)(5)	8
Other	1	24	4	(23	)(6)	20	(7)

Total	761	872	707	(111)		165
Other margin(8):
PJM Coal	120	56	29	64	(9)	27	(10)
MISO Coal	19	14	8	5		6
PJM/MISO Gas	145	109	49	36	(11)	60	(12)
West	167	141	155	26	(13)	(14	)(14)
Other	35	63	111	(28	)(15)	(48	)(16)

Total	486	383	352	103		31

Open wholesale gross margin	1,247	1,255	1,059	(8)		196

Operation and maintenance	(591)	(639)	(599)	48	(17)	(40	)(18)
Bad debt expense	(1)	1	2	(2)		(1)

Open wholesale contribution margin	655	617	462	38		155

Wholesale hedges	239	(100)	(372)	339	(19)	272	(20)
Unrealized gains (losses) on energy derivatives	(17)	7	56	(24	)(21)	(49	)(22)

Total wholesale energy contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives(23)	$877	$524	$146	$353		$378

(1)	Open energy gross margin is calculated using the power sales prices received by the plants less delivered spot fuel prices. This figure excludes the effects of other margin, our wholesale hedges and unrealized gains/losses on energy derivatives.

(2)	Increase primarily due to (a) higher open energy unit margins (higher power prices partially offset by higher fuel costs) and (b) higher economic generation.

(3)	Decrease primarily due to (a) lower open energy unit margins (higher fuel costs partially offset by higher power prices) and (b) lower economic generation. This decrease was partially offset by increased commercial capacity factor due to lower planned and unplanned outages in 2008.

(4)	Increase primarily due to (a) higher open energy unit margins (higher power prices) and (b) higher economic generation. These increases were partially offset by lower commercial capacity factor primarily due to higher planned outages in 2007.

(5)	Decrease primarily due to (a) lower open energy unit margins (higher fuel costs partially offset by higher power prices) and (b) lower economic generation.

(6)	Decrease primarily due to lower economic generation related to the deconsolidation of Channelview on August 20, 2007.

(7)	Increase primarily due to higher open energy unit margins (higher power prices partially offset by higher fuel costs). This increase was partially offset by lower economic generation due primarily to the deconsolidation of Channelview on August 20, 2007.

(8)	Other margin represents power purchase agreements, capacity payments, ancillary services revenues and selective commercial hedge strategies.

(9)	Increase primarily due to higher RPM capacity payments.

(10)	Increase primarily due to (a) higher RPM capacity payments and (b) ancillary services revenues.

(11)	Increase primarily due to higher RPM capacity payments. This increase was partially offset by lower revenue from purchase power agreements.

(12)	Increase primarily due to higher RPM capacity payments.

(13)	Increase primarily due to higher capacity payments.

(14)	Decrease primarily due to (a) a decrease in selective commercial hedge activities and (b) lower revenue from power purchase agreements. These decreases were partially offset by higher capacity payments.

(15)	Decrease primarily due to (a) the deconsolidation of Channelview on August 20, 2007 and (b) loss on selective commercial hedge activity.

(16)	Decrease primarily due to (a) the deconsolidation of Channelview on August 20, 2007 and (b) lower revenue from power purchase agreements.

(17)	Decrease primarily due to (a) the deconsolidation of Channelview on August 20, 2007 and (b) $19 million decrease in planned outages and maintenance spending.

(18)	Increase primarily due to (a) $21 million increase in planned outages and maintenance spending and (b) $19 million increase in services and support primarily due to strategic initiatives for improving plant performance ($16 million). These increases were partially offset by decreases due to the deconsolidation of Channelview on August 20, 2007.

(19)	Increase primarily due to (a) $191 million in increased gains on fuel hedges and (b) $137 million decrease in losses on closed power hedges.

(20)	Increase primarily due to (a) $134 million increase on hedges of natural gas transportation and storage contracts, (b) $120 million decrease in losses on closed power hedges and (c) $11 million increased gains on fuel hedges.

(21)	Decrease primarily due to (a) $64 million loss from changes in prices on our energy derivatives marked to market and (b) $78 million reversal of previously recognized unrealized gains on energy derivatives settled during the period, partially offset by $119 million gain on the internal 40 BCFe hedge. See footnote 3 under “Wholesale Energy Cost of Sales.”

(22)	Decrease primarily due to $75 million reversal of previously recognized unrealized gains on energy derivatives which settled during the period, partially offset by $14 million gain due to change in prices on our derivatives marked to market.

(23)	Wholesale energy segment profit and loss measure.

Retail Energy Segment.

In analyzing the results of our retail energy segment and in communications with investors, analysts, rating agencies, banks and other parties, we use the non-GAAP financial measures “retail gross margin” and “retail contribution margin,” which exclude the items described below, as well as our retail energy segment profit and loss measure, “contribution margin, including unrealized gains/losses on energy derivatives and sale of Northeast C&I derivative liability.” Retail gross margin and retail contribution margin should not be relied upon without considering the GAAP financial measures.

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

Sale of Northeast C&I Derivative Liability.  In December 2008, we sold our C&I contracts in the Northeast and recognized a gain of $63 million. In connection with this sale, we assigned contracts accounted for as derivatives that had a liability balance of $56 million at the time of the sale. This $56 million liability represents the realized loss on the derivatives sold in the sale of Northeast C&I contracts. We exclude this realized loss since it is more than offset by the gain on the sale of the sold contracts, which is not included in retail gross margin or retail contribution margin. When analyzing margins for our ongoing retail energy business, management does not consider the effect of this $56 million realized loss. We believe that excluding this item provides a more meaningful representation of our economic performance in the reporting period and is therefore useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another.

Our retail energy segment’s contribution margin, including unrealized gains/losses on energy derivatives and sale of Northeast C&I derivative liability was $(789) million in 2008 compared to $942 million in 2007. The $1.7 billion decrease was primarily due to the net change in unrealized gains/losses on energy derivatives of $1.2 billion and a $501 million decrease in retail gross margin. Our retail energy segment’s contribution margin, including unrealized gains/losses on energy derivatives was $942 million in 2007 compared to $250 million in 2006. The $692 million increase was primarily due to the net change in unrealized gains/losses on energy derivatives of $725 million, partially offset by a $32 million decrease in retail gross margin. See “—Retail Energy Margins” below for explanations.

Retail Energy Revenues.

				Change		Change
				from 2007		from 2006
	2008	2007	2006	to 2008		to 2007
	(in millions)

Retail energy revenues from end-use retail customers:
Mass:
Residential:
Houston	$1,971	$2,057	$2,466	$(86	)(1)	$(409	)(2)
Non-Houston	1,175	1,175	1,109	—		66	(3)
Small Business:
Houston	457	493	593	(36	)(4)	(100	)(5)
Non-Houston	205	203	189	2		14

Total Mass	3,808	3,928	4,357	(120)		(429)
C&I:
ERCOT	3,712	3,334	2,964	378	(6)	370	(7)
Non-ERCOT	571	375	381	196	(8)	(6)

Total C&I	4,283	3,709	3,345	574		364

Total	8,091	7,637	7,702	454		(65)

Retail energy revenues from resales of purchased power and other hedging activities	1,063	540	488	523	(9)	52	(9)
Market usage adjustments	1	(4)	7	5		(11)
Unrealized gains on energy derivatives	4	—	—	4		—

Total retail energy revenues	$9,159	$8,173	$8,197	$986		$(24)

(1)	Decrease primarily due to lower volumes driven by (a) fewer number of customers and (b) change in customer usage primarily due to Hurricane Ike, partially offset by warmer weather. This decrease was partially offset by higher unit sales prices.

(2)	Decrease primarily due to (a) lower volumes driven by (i) fewer number of customers and (ii) a change in customer usage and mix and (b) lower unit sales prices.

(3)	Increase primarily due to increased number of customers, partially offset by lower volumes due to a change in customer usage and mix.

(4)	Decrease primarily due to lower volumes driven by fewer number of customers.

(5)	Decrease primarily due to lower volumes primarily driven by (a) fewer number of customers and (b) a change in customer usage and mix.

(6)	Increase primarily due to higher unit sales prices due to (a) variable rate contracts, which are tied to the market price of natural gas and (b) fixed price contracts at higher market rates due to higher prices of electricity when contracts were executed. This increase was partially offset by lower volumes driven by a change in average customer usage and mix primarily due to Hurricane Ike, partially offset by increased number of customers.

(7)	Increase primarily due to (a) higher volumes due to increased number of customers and (b) higher unit sales prices. These increases were partially offset by lower volumes due to a change in customer usage and mix.

(8)	Increase primarily due to (a) higher volumes due to increased number of customers, partially offset by a change in customer usage and mix and (b) higher unit sales prices due to higher prices of electricity when contracts were executed.

(9)	Increase primarily due to higher unit sales prices associated with our supply management activities in various markets in Texas.

Retail Energy Cost of Sales.

					Change		Change
					from 2007		from 2006
	2008		2007	2006	to 2008		to 2007
	(in millions)

Costs of sales	$8,445		$6,820	$6,635	$1,625		$185
Retail energy costs—intersegment	238		394	571	(156)		(177)

Subtotal	8,683		7,214	7,206	1,469	(1)	8	(2)

Market usage adjustments and contract terminations	21		7	7	14		—
Unrealized (gains) losses on energy derivatives	611		(438)	287	1,049	(3)	(725	)(4)
Unrealized losses on energy derivatives —intersegment(5)	119	(5)	—	—	119	(5)	—
Sale of Northeast C&I derivative liability	56	(6)	—	—	56	(6)	—

Total retail energy cost of sales	$9,490		$6,783	$7,500	$2,707		$(717)

(1)	Increase primarily due to higher unit prices driven by (a) higher market prices of purchased power at the time of procurement, (b) the sell back of excess power at reduced market rates due to Hurricane Ike, (c) increased cost of intra-month congestion, (d) higher load related charges and (e) higher transmission and distribution losses in ERCOT.

(2)	Increase primarily due to higher costs of purchased power at the time of procurement, partially offset by lower volumes due to a change in customer usage and mix.

(3)	See footnote 8 under “Retail Energy Margins.”

(4)	See footnote 9 under “Retail Energy Margins.”

(5)	Relates to unrealized losses on the internal 40 BCFe hedge. See footnote 3 under “Wholesale Energy Cost of Sales.”

(6)	See footnote 10 under “Retail Energy Margins.”

Retail Energy Margins.

					Change		Change
					from 2007		from 2006
	2008		2007	2006	to 2008		to 2007
	(in millions)

Mass gross margin	$365		$719	$776	$(354	)(1)	$(57	)(2)
C&I gross margin	106		244	208	(138	)(3)	36	(4)
Market usage adjustments and contract terminations	(20)		(11)	—	(9)		(11)

Retail gross margin	451		952	984	(501)		(32)

Operation and maintenance	(247)		(245)	(234)	(2)		(11	)(5)
Selling and marketing expense	(157)		(124)	(124)	(33	)(6)	—
Bad debt expense	(54)		(79)	(89)	25	(7)	10

Retail contribution margin	(7)		504	537	(511)		(33)
Unrealized gains (losses) on energy derivatives	(726)		438	(287)	(1,164	)(8)	725	(9)
Sale of Northeast C&I derivative liability	(56	)(10)	—	—	(56)		—

Total retail energy contribution margin, including unrealized gains/losses on energy derivatives and sale of Northeast C&I derivative liability(11)	$(789)		$942	$250	$(1,731)		$692

(1)	Decrease primarily due to (a) higher supply costs during the second and third quarters not passed through to customers, (b) higher market rates on incremental volumes purchased for higher customer load due to weather and increased cost of intra-month congestion in the second quarter, (c) Hurricane Ike impacts, which include sell back of excess supply at reduced market rates and lower customer usage and (d) fewer number of customers.

(2)	Decrease primarily due to lower volumes driven by (a) a change in customer usage and mix and (b) fewer number of customers.

(3)	Decrease primarily due to (a) higher supply costs during the second and third quarters, (b) increased cost of intra-month congestion and (c) Hurricane Ike impacts, which include sell back of excess supply at reduced market rates and lower customer usage.

(4)	Increase primarily due to higher unit margins (higher unit sales prices, partially offset by higher unit prices of purchased power at the time of procurement).

(5)	Increase primarily due to (a) $18 million increase in salaries, contract services and professional fees and (b) $4 million for a technology licensing settlement. These increases were partially offset by (a) $4 million decrease in corporate allocations and (b) $4 million decrease in gross receipts taxes.

(6)	Increase primarily due to (a) $23 million increase in salaries and benefits resulting from increased staffing levels and professional fees and services and (b) $10 million increase from more marketing campaigns.

(7)	Decrease in bad debt expense due to improved collections.

(8)	Decrease primarily due to (a) $727 million loss from changes in prices on our derivatives marked to market, (b) $307 million reversal of previously recognized unrealized gains on energy derivatives settled during the period, (c) $119 million loss on the internal 40 BCFe hedge and (d) $9 million reversal of previously recognized unrealized gains on energy derivatives related to derivatives sold in the Northeast C&I sale (consisting of $65 million unrealized losses and $56 million reversal of unrealized losses during 2008). See footnote 3 under “Wholesale Energy Cost of Sales.”

(9)	Increase primarily due to (a) $187 million reversal of previously recognized unrealized losses on energy derivatives which settled during the period, (b) $71 million of decreased losses from cash flow hedge ineffectiveness, (c) $372 million of decreased losses due to changes in prices on our derivatives marked to market and (d) $51 million of decreased losses resulting from the termination of commodity contracts with a counterparty.

(10)	Represents the realized loss on the derivatives sold in the sale of Northeast C&I contracts. This amount is offset by $63 million gain on the sale of the Northeast C&I contracts included in the line item gains on sales of assets and emission and exchange allowances, net. See footnote 8 above.

(11)	Retail energy segment profit and loss measure.

Other General and Administrative.

				Change	Change
				from 2007	from 2006
	2008	2007	2006	to 2008	to 2007
	(in millions)

Salaries and benefits	$77	$87	$90	$(10)	$(3)
Credit-enhanced retail structure fees and unwind costs(1)	66	1	13	65	(12)
Professional fees, contract services and information systems maintenance	38	38	29	—	9
Rent and utilities	22	21	20	1	1
Legal costs	10	13	11	(3)	2
Costs in connection with Channelview’s reorganization	1	3	—	(2)	3
Other, net	11	8	9	3	(1)

Other general and administrative	$225	$171	$172	$54	$(1)

(1)	The amounts for 2006 and 2007 are the initial structuring fees. The amounts for 2008 relate to the unwind of the agreement and are as follows: (a) $35 million paid to a third party for termination of a convertible participating preferred stock agreement, (b) $13 million paid to a third party in connection with a potential financing for term loans, (c) $10 million paid to Merrill Lynch for waiver fees in connection with the retail working capital facility and (d) $8 million related to attorneys’ fees, consulting fees and other third party costs in connection with the aforementioned items.

Western States Litigation and Similar Settlements. See notes 13 and 14 to our consolidated financial statements.

     Gains on Sales of Assets and Emission and Exchange Allowances, Net.

						Change	Change
						from 2007	from 2006
	2008		2007	2006		to 2008	to 2007
	(in millions)

Northeast C&I contracts	$63		$—	$—		$63	$—
Bighorn plant	47		—	—		47	—
CO2 exchange allowances	38		—	—		38	—
Investment in and receivables from Channelview	6	(1)	—	—		6	—
Equipment	—		24	—		(24)	24
SO2 and NOx emission allowances(2)	—		1	159	(3)	(1)	(158)
Other, net	2		1	—		1	1

Gains on sales of assets and emission and exchange allowances, net	$156		$26	$159		$130	$(133)

(1)	In 2008, we sold the Channelview plant. This amount represents our change in the estimate of the recovery of the net investment in and receivables from Channelview.

(2)	In the past few years, we sold some excess emission allowances. See “Business—Environmental Matters” in Item 1 of this Form 10-K.

(3)	Includes gains of $157 million related to sales of SO2 emission allowances.

Wholesale Energy Goodwill Impairment.  See note 4 to our consolidated financial statements and “New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates—Critical Accounting Estimates” in this Form 10-K.

     Depreciation and Amortization.

				Change		Change
				from 2007		from 2006
	2008	2007	2006	to 2008		to 2007
	(in millions)

Depreciation on plants	$226	$269	$247	$(43	)(1)	$22(2)
Depreciation on information systems	34	35	50	(1)		(15	)(3)
Other, net—depreciation	5	5	6	—		(1)

Depreciation	265	309	303	(44)		6

Amortization of emission allowances	68	110	65	(42	)(4)	45(5)
Other, net—amortization	4	5	5	(1)		—

Amortization	72	115	70	(43)		45

Depreciation and amortization	$337	$424	$373	$(87)		$51

(1)	Decrease primarily due to (a) early retirements of plant components when replacement components are installed for upgrades (from $29 million in 2007 to $4 million in 2008), (b) classification of Bighorn assets as held for sale in April 2008, which requires depreciation to cease and (c) the deconsolidation of Channelview on August 20, 2007.

(2)	Increase primarily due to early retirements of plant components when replacement components are installed for upgrades (from $9 million in 2006 to $29 million in 2007). This increase was partially offset by $5 million decrease related to Channelview, which was deconsolidated on August 20, 2007.

(3)	Decrease primarily due to assets becoming fully depreciated. This decrease was partially offset by depreciation on assets placed into service during 2007.

(4)	Decrease primarily due to (a) decrease in average cost of SO2 allowances purchased and used and (b) decrease in allowances used.

(5)	Increase primarily due to higher average cost of SO2 allowances purchased and used.

     Income of Equity Investment, Net.

				Change	Change
				from 2007	from 2006
	2008	2007	2006	to 2008	to 2007
	(in millions)

Sabine Cogen, LP	$1	$5	$6	$(4)	$(1)

Income of equity investment, net	$1	$5	$6	$(4)	$(1)

Debt Extinguishments and Conversions.  See note 6 to our consolidated financial statements.

Other, Net.

				Change	Change
				from 2007	from 2006
	2008	2007	2006	to 2008	to 2007
	(in millions)

Impairment of investments	$(2)	$(3)	$—	$1	$(3)
Other, net	7	3	—	4	3

Other, net	$5	$—	$—	$5	$—

     Interest Expense.

				Change		Change
				from 2007		from 2006
	2008	2007	2006	to 2008		to 2007
	(in millions)

Fixed-rate debt	$228	$235	$249	$(7)		$(14	)(1)
Fees for MWh’s delivered under credit-enhanced retail structure(2)	27	26	2	1		24
Financing fees expensed	8	12	27	(4)		(15)
Deferred financing costs(3)	8	51	32	(43)		19
Variable-rate debt	—	14	88	(14	)(4)	(74	)(5)
Channelview	—	16	25	(16	)(6)	(9	)(6)
Unrealized losses on derivatives(7)	—	5	11	(5)		(6)
Amortization of fair value adjustment of acquired debt	(11)	(11)	(9)	—		(2)
Capitalized interest(8)	(17)	(4)	—	(13)		(4)
Other, net	5	5	3	—		2

Interest expense	$248	$349	$428	$(101)		$(79)

(1)	Decrease primarily due to decrease in outstanding debt principal balances.

(2)	See notes 7 and 13(b) to our consolidated financial statements.

(3)	See notes 2(s) and 6 to our consolidated financial statements.

(4)	Decrease primarily due to decrease in outstanding debt principal balances.

(5)	Decrease primarily due to decrease in outstanding debt principal balances.

(6)	Decrease due to the deconsolidation of Channelview on August 20, 2007.

(7)	See notes 2(f) and 5 to our consolidated financial statements.

(8)	Relates primarily to scrubber projects at our Cheswick and Keystone plants.

Interest Income.

				Change	Change
				from 2007	from 2006
	2008	2007	2006	to 2008	to 2007
	(in millions)

Interest on temporary cash investments	$23	$25	$6	$(2)	$19(1)
Net margin deposits	5	8	27	(3)	(19	)(2)
Other, net	1	1	1	—	—

Interest income	$29	$34	$34	$(5)	$—

(1)	Increase primarily due to increase in cash equivalents due to (a) the return of net margin deposits as a result of the credit-enhanced retail structure that became effective on December 1, 2006 and (b) cash flows from operations.

(2)	Decrease primarily due to credit-enhanced retail structure that became effective on December 1, 2006.

Income Tax Expense (Benefit).  See note 11 to our consolidated financial statements.

Income (Loss) from Discontinued Operations.  See note 21 to our consolidated financial statements.

Liquidity and Capital Resources

In addition to the factors discussed above under “—2008 Significant Events,” the ongoing turmoil in the financial markets and uncertainty in the overall economic outlook have resulted in a significant increase in the cost and reduction in the availability of capital. The impact of this turmoil and uncertainty has been to increase Merrill Lynch’s cost to perform under the credit-enhanced retail structure. To us, the credit-enhanced retail structure represents a significant concentration of credit risk with Merrill Lynch. As a result of this and because of disagreements with Merrill Lynch regarding the minimum adjusted retail EBITDA covenant in our working capital facility, in September 2008, we decided to pursue an orderly unwind of the credit-enhanced retail structure. The amount of credit support that Merrill Lynch provides for our retail business varies depending on commodity prices and contracted volumes for our supply purchases. As of January 1, 2009, Merrill Lynch was providing credit support for our retail business that would represent collateral posting obligations for mass and C&I of approximately $1.5 to $2.0 billion. To ensure that we would have sufficient capital to operate our retail business without the benefit of the credit-enhanced retail structure, we secured commitments for $1 billion in new capital.

Under the credit sleeve and reimbursement agreement (the agreement), we are not required to take on this full collateral posting obligation. In November 2008, we made the decision to exit the C&I portion of our retail energy business over time, which will significantly reduce our long-term capital requirements for collateral and reached an agreement to sell our Northeast C&I contracts. In connection with this decision, we terminated the $1 billion in new capital commitments. We incurred and expensed costs of $66 million during 2008 in connection with these commitments and other events related to our decision to unwind the credit-enhanced retail structure.

In early December 2008, we exercised our right to terminate the Merrill Lynch $300 million retail working capital facility. No borrowings were outstanding under this facility. In late December 2008, Merrill Lynch filed a claim seeking a judgment declaring that under the agreement we did not have the right to terminate the working capital facility. See note 13(b) to our consolidated financial statements.

If Merrill Lynch is successful with its claim, it could seek to exercise remedies under the agreement. There is a range of possible remedies available to Merrill Lynch under the agreement, including, without limitation:

•	declaring an unwind of the agreement, which would result in Merrill Lynch ceasing to provide credit support for new retail supply and hedging transactions;

•	delivering notice to our retail supply counterparties that future transactions will not have Merrill Lynch collateral support; and

•	seeking to foreclose on its collateral, the assets comprising our retail energy business.

However, Merrill Lynch cannot require us to post collateral to replace its credit support for our existing business. Depending on the specific remedy that Merrill Lynch may elect to pursue, cross defaults could occur under our June 2007 credit facilities. In order to prevent any possible cross defaults, we would seek a waiver of any default from these lenders. If we were unable to obtain a waiver on commercially reasonable terms, we would likely terminate these credit facilities. This would result in a $750 million reduction of available liquidity, a portion of which could take the form of posting cash for outstanding letters of credit. For these credit facilities, as of December 31, 2008, we have $0 outstanding in debt, $296 million outstanding as letters of credit and $454 million as available liquidity. It is uncertain whether Merrill Lynch would exercise any of its remedies. We do not believe any of these outcomes would have a material impact on the financial position, results of operations or cash flows of our wholesale energy business.

Merrill Lynch stated in its December 2008 claim that, reserving all its rights, until further notice it intends to continue to perform under the credit-enhanced retail structure and provide credit enhancement to us in connection with our retail energy business. We intend to continue to pursue longer-term arrangements to unwind the credit-enhanced retail structure.

In connection with any unwind, we would expect to be obligated to post collateral for new retail supply and hedging transactions. We estimate our capital requirements (including contingent capital) for the mass portion of our retail energy business to approximate $400 to $800 million in the aggregate, once legacy transactions expire and all collateral posting obligations are borne by us. These requirements include allowances for collateral posting obligations that fluctuate with the price of natural gas, as decreases in the price of natural gas could cause increases in our collateral posting obligations. For each one dollar movement in the price of natural gas, we expect our collateral posting obligations to change by $100 to $150 million for the mass portion of our retail energy business. We believe we would have sufficient liquidity to meet these capital requirements.

For discussion of our agreement to sell our Texas retail business, see “Business—General” in Item 1 of this Form 10-K.

Sources of Liquidity and Capital Resources

Our principal sources of liquidity and capital resources are cash and cash equivalents on hand, cash flows from operations and unused borrowing capacity. We expect these sources will be adequate to meet our expected liquidity needs in 2009. However, if additional liquidity is required, it could be sourced from borrowings, net proceeds from asset sales or securities offerings. We cannot make any assurances that we would be able to obtain such additional liquidity on commercially reasonable terms or at all. Also, as discussed in notes 6 and 7 to our consolidated financial statements, there are certain restrictive covenants and other contractual restrictions related to our ability to obtain additional borrowings.

As of February 13, 2009, we had total available liquidity of $2.0 billion, consisting of unused borrowing capacity, letters of credit capacity and cash and cash equivalents. This amount includes $192 million in cash and cash equivalents related to our retail business, which could be restricted from time to time to use by that business. During 2008, we generated $173 million in operating cash flows from continuing operations, including the changes in margin deposits of $96 million (cash outflow). During 2008, we received $500 million in proceeds from the sale of our Bighorn plant (classified as investing cash flows). We expect operating cash flows to increase in 2009 compared to 2008.

During the latter half of 2008 and continuing into 2009, the markets in which our wholesale generation assets operate have experienced compressed spark and dark spreads. In addition, given the current economic environment, it is likely the demand for power could decrease. These could lead to lower margins for our wholesale energy segment. However, we currently have fixed sales commitments for receipts of RPM capacity payments through May 2012 and power purchase and capacity agreement payments through 2014 totaling $1.9 billion, of which $521 million relates to 2009. See note 12(c) to our consolidated financial statements. During 2008 and 2007, we recognized in revenues combined RPM capacity payments and power purchase and capacity agreement payments of $479 million and $317 million, respectively.

For further description of factors that could affect our liquidity and capital resources, see “Risk Factors” in Item 1A of this Form 10-K and the discussion of restrictive covenants in notes 6 and 7 to our consolidated financial statements.

See “—Historical Cash Flows” for further detail of our cash flows from operating activities and explanation of our $216 million cash provided by investing activities and $45 million use of cash from financing activities.

Liquidity and Capital Requirements

Our liquidity and capital requirements primarily reflect our working capital needs, capital expenditures (including environmental capital expenditures), collateral requirements, purchases of emissions allowances, discretionary debt extinguishments and debt service. Examples of working capital needs include purchases of fuel and electricity (including related settlements of derivatives), plant maintenance costs, payroll costs and fees and expenses associated with the unwind of our credit-enhanced retail structure with Merrill Lynch. Settlement costs associated with litigation and regulatory proceedings can also have a significant impact on our liquidity and cash requirements. For settlements, see notes 13 and 14 to our consolidated financial statements.

Capital Requirements.  The following table provides information about our actual and estimated future capital requirements:

	2008	2009	2010
	(in millions)

Maintenance capital expenditures:
Wholesale energy(1)	$41	$36	$54
Retail energy	28	—	—
Other operations	18	14	14

	87	50	68
Environmental(2)	206	123	27(3)
Capitalized interest	17	30	—

Total capital expenditures	$310	$203	$95

(1)	Excludes $8 million for 2009 through 2014 for pre-existing environmental conditions and remediation, which have been accrued for in our consolidated balance sheet as of December 31, 2008.

(2)	For a discussion of pending and contingent matters related to environmental regulations, see note 13(c) to our consolidated financial statements.

(3)	We have estimated environmental capital expenditures of $27 to $52 million for 2010 and have included the low end of the range in the table.

Contractual Obligations.  The following table includes our obligations and commitments to make future payments under contracts as of December 31, 2008:

		Less than	One to	Three to	More than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
	(in millions)

Debt, including credit facilities(1)	$4,881	$228	$783	$360	$3,510
Other commodity commitments(2)	1,439	595	268	156	420
Derivative liabilities	2,591	1,839	642	109	1
REMA operating lease payments	997	63	115	120	699
Maintenance agreements obligations	486	5	29	15	437
Other operating lease payments	436	91	159	63	123
Plant and equipment commitments(3)	209	153	56	—	—
Other(4)	492	99	82	61	250

Total contractual cash obligations	$11,531	$3,073	$2,134	$884	$5,440

(1)	Includes interest payments.

(2)	Includes commitments with both fixed and variable pricing components. See note 12(c) to our consolidated financial statements.

(3)	These amounts are included in the capital requirements table above under either maintenance capital expenditures for wholesale energy or environmental.

(4)	Includes stadium naming rights, credit-enhanced retail structure fee on sales commitments, estimated pension and post retirement benefit payments and other contractual obligations.

As of December 31, 2008, we have estimated minimum sales commitments over the next five years, which are not classified as derivative assets and liabilities, of (in millions):

2009	$2,735
2010	1,975
2011	1,458
2012	878
2013	303

Total(1)	$7,349

(1)	Includes sales commitments with both fixed and variable pricing components. See note 12(c) to our consolidated financial statements.

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

Credit Risk

By extending credit to our counterparties, we are exposed to credit risk. For a discussion of our credit risk and policy, see note 2(g) to our consolidated financial statements.

As of December 31, 2008, our derivative assets and accounts receivable from our wholesale energy and retail energy power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, are:

	Exposure	Credit	Exposure	Number of	Net Exposure of
	Before	Collateral	Net of	Counterparties	Counterparties
Credit Rating Equivalent	Collateral(1)	Held(2)	Collateral	>10%(3)	>10%(3)
	(dollars in millions)

Investment grade	$173	$14	$159	2	$114
Non-investment grade	9	1	8	—	—
No external ratings:(4)
Internally rated—Investment grade	48	—	48	1	42
Internally rated—Non-investment grade	20	6	14	—	—

Total	$250	$21	$229	3	$156

(1)	The table excludes amounts related to contracts classified as normal purchase/normal sale and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Nonperformance could have a material adverse impact on our future results of operations, financial condition and cash flows.

(2)	Collateral consists of cash, standby letters of credit and other forms approved by management.

(3)	See note 2(g) to our consolidated financial statements.

(4)	For unrated counterparties, we perform credit analyses including review of financial statements, contractual rights and restrictions and credit support such as parent company guarantees to create an internal credit rating.

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see note 2(b) to our consolidated financial statements.

Historical Cash Flows

Cash Flows—Operating Activities

2008 Compared to 2007 and 2007 Compared to 2006.

					Change	Change
					from 2007	from 2006
	2008	2007		2006	to 2008	to 2007
	(in millions)

Operating income (loss)	$(659)	$876		$(24)	$(1,535)	$900
Wholesale energy goodwill impairment	305	—		—	305	—
Depreciation and amortization	337	424		373	(87)	51
Gains on sales of assets and emission and exchange allowances, net	(156)	(26)		(159)	(130)	133
Net changes in energy derivatives	837 (1)	(393	)(2)	317 (3)	1,230	(710)
Western states litigation and similar settlements	3 (4)	—	(5)	35	3	(35)
Western states litigation and similar settlements payments	— (4)	(35	)(5)	(160)	35	125
Margin deposits, net	(96)	297		1,264 (6)	(393)	(967	)(6)
Settlements of exchange transactions prior to contractual period(7)	1	(9)		22	10	(31)
Net option premiums purchased	(36)	(23)		(53)	(13)	30
Interest payments	(252)	(345)		(385)	93	40
Change in accounts and notes receivable and accounts payable, net	(115)	20		32	(135)	(12)
Change in inventory	(32)	(22)		18	(10)	(40)
Income tax payments, net of refunds	(29)	(28)		(29)	(1)	1
Other, net	65	19		79	46	(60)

Net cash provided by continuing operations from operating activities	173	755		1,330	(582)	(575)
Net cash provided by (used in) discontinued operations from operating activities	10	7		(54)	3	61

Net cash provided by operating activities	$183	$762		$1,276	$(579)	$(514)

(1)	Includes unrealized losses on energy derivatives of $743 million.

(2)	Includes unrealized gains on energy derivatives of $445 million.

(3)	Includes unrealized losses on energy derivatives of $231 million.

(4)	We expensed $37 million and paid $34 million in 2008.

(5)	We expensed and paid $22 million in 2007.

(6)	Change primarily due to our credit-enhanced retail structure and the expiration of certain hedges.

(7)	Represents exchange transactions financially settled in three business days prior to the contractual delivery month.

Cash Flows—Investing Activities

2008 Compared to 2007 and 2007 Compared to 2006.

							Change		Change
							from 2007		from 2006
	2008		2007		2006		to 2008		to 2007
	(in millions)

Capital expenditures	$(310)		$(189)		$(97)		$(121	)(1)	$(92	)(1)
Proceeds from sales of assets, net	538		82		1		456		81
Proceeds from sales of emission and exchange allowances	42	(2)	7		205	(3)	35		(198)
Purchases of emission allowances	(61	)(4)	(92	)(5)	(23)		31		(69)
Restricted cash	1		7		2		(6)		5
Other, net	6		6		1		—		5

Net cash provided by (used in) continuing operations from investing activities	216		(179)		89		395		(268)
Net cash provided by discontinued operations from investing activities	—		—		968	(6)	—		(968)

Net cash provided by (used in) investing activities	$216		$(179)		$1,057		$395		$(1,236)

(1)	Increase primarily due to environmental capital expenditures for NOx and SO2 emission reductions at two of our facilities beginning in 2007.

(2)	Includes $38 million from sales of CO2 exchange allowances.

(3)	Includes $202 million from sales of SO2 allowances.

(4)	Includes $48 million and $13 million for purchases of SO2 and NOx allowances, respectively.

(5)	Includes $89 million for purchases of SO2 allowances.

(6)	Includes $952 million of net cash proceeds from the sale of New York plants.

Cash Flows—Financing Activities

2008 Compared to 2007 and 2007 Compared to 2006.

				Change	Change
				from 2007	from 2006
	2008	2007	2006	to 2008	to 2007
	(in millions)

Proceeds from issuance of senior unsecured notes	$—	$1,300	$—	$(1,300)	$1,300
Payments of senior secured notes	(58)	(1,126)	—	1,068	(1,126)
Net payments on senior secured term loans	—	(400)	(452)	400	52
Net payments on receivables facility	—	—	(450)	—	450
Net payments on senior secured revolver	—	—	(383)	—	383
Proceeds from issuances of stock	14	41	25	(27)	16
Payments of debt extinguishments and conversions expenses	(1)	(73)	(36)	72	(37)
Payments of financing costs	—	(31)	(17)	31	(14)
Other, net	—	(3)	(6)	3	3

Net cash used in continuing operations from financing activities	(45)	(292)	(1,319)	247	1,027
Net cash used in discontinued operations from financing activities	—	—	(638)	—	638

Net cash used in financing activities	$(45)	$(292)	$(1,957)	$247	$1,665

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

Fair Value—Goodwill.

We consider the estimate of fair value for our wholesale energy and retail energy segments to be a critical accounting estimate because (a) a goodwill impairment could have a material impact on our financial position and results of operations and (b) the estimate is based on a number of highly subjective judgments and assumptions.

We test goodwill for impairment on an annual basis in April, and more often if events or circumstances indicate there may be impairment. We have two reporting segments: wholesale energy and retail energy. Goodwill impairment testing is performed at the reporting unit level, which is consistent with our reporting segments. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

During April, we tested goodwill for impairment and determined that no impairments existed.

During the third and fourth quarters of 2008, given recent adverse changes in the business climate and the credit markets (see “—2008 Significant Events” and “—Liquidity and Capital Resources” above), our market capitalization being lower than our book value during all of the fourth quarter and extending into 2009, our review of strategic alternatives to enhance stockholder value and reductions in our expected near-term cash flows from operations, we reviewed our goodwill for impairment. We concluded that no goodwill impairments occurred as of September 30, 2008. As discussed below, as of December 31, 2008, we concluded that our wholesale energy segment’s goodwill of $305 million was impaired. This charge is non-cash.

Goodwill is reviewed for impairments based on a two-step test. In the first step, we compare the fair value of each reporting unit with its net book value. We must apply judgment in determining the fair value of our reporting units for purposes of performing our goodwill impairment tests because quoted market prices for our reporting units are not available. In estimating the fair values of the reporting units, we use a combination of an income approach and a market-based approach.

•	Income approach—We discount the expected cash flows of each reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and cash flows and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we apply a terminal value multiple to the final year EBITDA.

•	Market-based approach—We use the guideline public company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies. We also use a public transaction method, which focuses on exchange prices in actual transactions as an indicator of fair value.

In weighting the results of the various valuation approaches, prior to the fourth quarter of 2008, we placed more emphasis on the income approach, using management’s future cash flow projections for each reporting unit and risk-adjusted discount rates. As our earnings outlook declined, our earnings variability increased and our market capitalization declined significantly in 2008, we increased the weighting of the estimates of fair value of our reporting units determined by the market-based approaches. Further, the aggregate estimated fair value of our reporting units was compared to our total market capitalization, adjusted for a control premium. A control premium is added to the market capitalization to reflect the value that exists with having control over an entire entity.

If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is considered to exist and no further testing is required. However, if the estimated fair value of the reporting unit is below the recorded net book value, a second step must be performed to determine the goodwill impairment required, if any. In the second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit, which is then allocated to the reporting unit’s assets and liabilities in accordance with purchase accounting rules. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower.

Estimation of our Wholesale Energy Reporting Unit’s Fair Value.  We estimate the fair value of our wholesale energy reporting unit based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches, as discussed above, (b) projections about the future power generation margins, (c) estimates of our future cost structure, (d) environmental assumptions, (e) risk-adjusted discount rates for our estimated cash flows, (f) selection of peer group companies for the public company market approach, (g) required level of working capital, (h) assumed EBITDA multiple for terminal values and (i) time horizon of cash flow forecasts.

As part of our process, we develop 15-year forecasts of earnings and cash flows, assuming that demand for power grows at the rate of two percent a year. We model all of our power generation facilities and those of others in the regions in which we operate, using these assumptions: (a) the markets in which we operate will continue to be deregulated and earn a market return; (b) there will be a recovery in electricity margins over time such that companies building new generation facilities can earn a reasonable rate of return on their investment, which implies that margins and therefore cash flows in the future would be better than they are today because market prices will need to rise high enough to provide an incentive for new plants to be built, and the entire market will realize the benefit of those higher margins and (c) the long-term returns on future construction of new generation facilities will likely be driven by integrated utilities, which we expect will have a lower cost of capital than merchant generators, which implies that the revenues and margins described in (b) above will be at the level of return required for a regulated entity instead of a deregulated company. We assume that the after-tax rate of return on new construction is 7.5%.

Our assumptions for each of our goodwill impairment assessments during 2006, 2007 and 2008:

	April	April	April	September	December
	2006	2007	2008	2008	2008

Income approach assumptions
EBITDA multiple for terminal values(1)	7.5	8.0	8.0	7.0	7.0
Risk-adjusted discount rate for our estimated cash flows(2)	9.0%	9.5%	10.0%	11.0%	13.0%
Market-based approach assumptions
EBITDA multiple for publicly traded company	N/A	8	8	5	6
Valuation approach weightings(3)
Income approach	70%	70%	60%	80%	25%
Market-based approach	30%	30%	40%	20%	75%

(1)	Changed primarily due to market factors affecting peer company comparisons.

(2)	Increased primarily due to capital structure of peer company comparisons and increased required rate of return on debt and equity capital of peer companies.

(3)	Changed primarily due to increased focus on market-based approaches. See discussion above.

Based on our analysis, we concluded that the wholesale energy reporting unit did not pass the first step as of December 31, 2008, primarily due to lower expected cash flows due to the adverse business climate, significantly lower expected exchange transaction values due to credit market disruptions which would make it difficult for transactions to occur and increase the price of those transactions and significantly lower valuations for our peer companies. In addition, when we compared the aggregate of our fair value estimates of both reporting units to our market capitalization, including a control premium, we determined that the market participants’ views of our fair value had also declined significantly.

We then performed the second step of the impairment test, which requires an allocation of the fair value as the purchase price in a hypothetical acquisition of the reporting unit. The significant hypothetical purchase price allocation adjustments made to the assets and liabilities of our wholesale energy reporting unit consisted of the following:

•	Adjusting the carrying value of our property, plant and equipment to values that would be expected in the current credit and market environment;

•	Adjusting the carrying value of our emission allowances, which currently trade at amounts significantly higher than our book value;

•	Adjusting the carrying value of our debt, which has a lower fair value than our book value; and

•	Adjusting deferred income taxes for changes in the balances listed above.

After making these hypothetical adjustments, no residual value remained for a goodwill allocation resulting in the impairment of our wholesale energy reporting unit’s goodwill net carrying amount of $305 million as of December 31, 2008.

Estimation of our Retail Energy Reporting Unit’s Fair Value.  We estimate the fair value of our retail energy reporting unit based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches, as discussed above, (b) projections about future customer mix and related revenues, (c) estimates of our future cost structure, (d) risk-adjusted discount rates for our estimated cash flows, (e) selection of peer group companies for the public company market approach, (f) required level of working capital, (g) assumed EBITDA multiple for terminal values and (h) time horizon of cash flow forecasts. For the most recent reporting period, we determined that the recently announced sale to a subsidiary of NRG Energy, Inc. was the best estimate of the value of our retail energy reporting unit. Using that measure, the fair value of the reporting unit exceeded the book value and therefore, the goodwill was not impaired as of December 31, 2008.

Fair Value—Property, Plant and Equipment.

We consider the fair value estimate used to calculate impairment of property, plant and equipment a critical accounting estimate. This estimate primarily affects our wholesale energy segment, which holds approximately 98% of our total net property, plant and equipment. See note 2(i) to our consolidated financial statements. In determining the existence of an impairment in carrying value, we make a number of subjective assumptions as to:

•	whether there is an indication of impairment;

•	the grouping of assets;

•	the intention of “holding” versus “selling” an asset;

•	the forecast of undiscounted expected future cash flow over the asset’s estimated useful life; and

•	if an impairment exists, the fair value of the asset or asset group.

Fair Value—Derivative Assets and Liabilities.

Effective January 1, 2008, we adopted SFAS No. 157 on a prospective basis for our derivative assets and liabilities. In determining fair value, we generally use the market approach and incorporate assumptions market participants would use in pricing the asset or liability.

SFAS No. 157 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs (Level 1 or Level 2) and minimizes the use of unobservable inputs (Level 3) by requiring that the observable inputs be used when available. Derivative instruments classified as Level 2 primarily include over-the-counter (OTC) derivative instruments such as generic swaps and forwards. The fair value measurements of these derivative assets and liabilities are based largely on unadjusted indicative quoted prices from independent brokers in active markets. An active market is considered to have transactions with sufficient frequency and volume to provide pricing information on an ongoing basis. Derivative instruments for which fair value is calculated using quoted prices that are deemed not active or that have been extrapolated from quoted prices in active markets are classified as Level 3. For certain natural gas and power contracts, we adjust seasonal or calendar year quoted prices based on historical observations to represent fair value for each month in the season or calendar year, such that the average of all months is equal to the quoted price. A derivative instrument that has a tenor that does not span the quoted period is considered an unobservable Level 3 measurement.

We evaluate and validate the inputs we use to estimate fair value by a number of methods, including validating against market published prices and daily broker quotes obtainable from multiple pricing services. For OTC derivative instruments classified as Level 2, indicative quotes obtained from brokers in liquid markets generally represent fair value of these instruments. Adjustments to the quotes are adjustments to the bid or ask price depending on the nature of the position to appropriately reflect exit pricing and are considered a Level 3 input to the fair value measurement. In less liquid markets such as coal, in which a single broker’s view of the market is used to estimate fair value, we consider such inputs to be unobservable Level 3 inputs.

We report our derivative assets and liabilities, for which the normal purchase/normal sale exception has not been made, at fair value and consider it to be a critical accounting estimate because these estimates are highly susceptible to change from period to period and are dependent on many subjective factors, including:

•	estimated forward market price curves;

•	valuation adjustments relating to time value;

•	liquidity valuation adjustments; and

•	credit adjustments, based on the credit standing of the counterparties and or own non-performance risk.

Fair value for energy derivatives is further derived from credit adjustments. Derivative assets are discounted using a yield curve representative of the counterparty’s probability of default. The counterparty’s default probability is based on a modified version of published default rates, taking 20-year historical default rates from Standard & Poor’s and Moody’s and adjusting them to reflect a rolling five-year average. For derivative liabilities, fair value measurement reflects the nonperformance risk related to that liability, which is our own credit risk. We derive our nonperformance risk by applying our credit default swap spread against the respective derivative liability. As of December 31, 2008, we had $0 and $97 million in reserves for nonperformance risk on derivative assets and derivative liabilities, respectively.

To determine the fair value for Level 3 energy derivatives where there are no market quotes or external valuation services, we rely on various modeling techniques. We use a variety of valuation models, which vary in complexity depending on the contractual terms of, and inherent risks in, the instrument being valued. We use both industry-standard models as well as internally developed proprietary valuation models that consider various assumptions such as market prices for power and fuel, market implied heat rates, load and price shapes, ancillary services, volatilities and correlations as well as other relevant factors as may be deemed appropriate. There is inherent risk in valuation modeling given the complexity and volatility of energy markets. Therefore, it is possible that results in future periods may be materially different as contracts are ultimately settled.

For additional information regarding our derivative assets and liabilities, see notes 2(e), 2(f) and 5 to our consolidated financial statements and “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Form 10-K.

Retail Energy Segment Estimated Revenues and Energy Supply Costs.

Accrued Unbilled Revenues.  Accrued unbilled revenues of $482 million as of December 31, 2008 represented 4% of our consolidated revenues and 5% of our retail energy segment’s revenues for 2008. Accrued unbilled revenues of $435 million as of December 31, 2007 represented 4% of our consolidated revenues and 5% of our retail energy segment’s revenues for 2007.

Accrued unbilled revenues are critical accounting estimates as volumes are not precisely known at the end of each reporting period and the revenue amounts are material. If our estimate of electricity usage were to increase or decrease by 3%, our accrued unbilled revenues as of December 31, 2008 would have increased or decreased by approximately $15 million.

Estimated Energy Supply Costs.  We record energy supply costs for electricity sales and services to retail customers based on estimated supply volumes for the applicable reporting period. This is a critical accounting estimate as volumes are not known at the end of each reporting period and the purchased power amounts are material.

A portion of our energy supply costs ($83 million and $74 million as of December 31, 2008 and 2007, respectively) consisted of estimated transmission and distribution charges not yet billed by the transmission and distribution utilities.

In estimating supply volumes, we consider the effects of historical customer volumes, weather factors and usage by customer class. We estimate our transmission and distribution delivery fees using the same method that we use for electricity sales and services to retail customers. In addition, we estimate ERCOT ISO fees based on historical trends, estimated supply volumes and initial ERCOT ISO settlements. Volume estimates are then multiplied by the supply rate and recorded as purchased power in the applicable reporting period. If our estimate of electricity usage volumes increased or decreased by 3%, our energy supply costs would have increased or decreased by approximately $13 million as of December 31, 2008. Changes in our volume usage would have resulted in a similar offsetting change in billed volumes, thus partially mitigating our energy supply costs.

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

Deferred Tax Assets, Valuation Allowances and Tax Liabilities.

We estimate (a) income taxes in the jurisdictions in which we operate, (b) deferred tax assets and liabilities based on expected future taxes in the jurisdictions in which we operate, (c) valuation allowances for deferred tax assets and (d) uncertain income tax positions. These estimates are considered critical accounting estimates because they require projecting future operating results (which is inherently imprecise) and judgments related to the ultimate determination of tax positions by taxing authorities. Also, these estimates depend on assumptions regarding our ability to generate future taxable income during the periods in which temporary differences are deductible. See note 11 to our consolidated financial statements for additional information.

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

Our primary market risk exposure relates to fluctuations in commodity prices, principally, natural gas, power, coal and oil. We also have had market risk exposure related to changes in interest rates. As described in notes 2(f) and 2(g) to our consolidated financial statements, we have a risk control framework to manage our risk exposure. However, the effectiveness of this framework can never be completely estimated or fully assured. For example, we could experience volatility in earnings from basis price differences, transmission issues, price correlation issues, volume variation or other factors, including margins being compressed as a result of market prices behaving differently than expected. In addition, a reduction in market liquidity may impair the effectiveness of our risk management practices and resulting hedge strategies. These and other factors could have a material adverse effect on our results of operations, financial condition and cash flows.

Non-trading Market Risks

Commodity Price Risk

Changes in commodity prices prior to the energy delivery period are inherent in our wholesale and retail energy businesses. However, we believe the benefits of generally hedging our generation assets do not justify the costs, including collateral postings. Accordingly, we may enter selective hedges, including originated transactions, based on our assessment of (a) market fundamentals to increase the return from our generation assets and (b) operational and market limitations requiring us to enter into fuel, capacity and emissions transactions to manage our generation assets. In our retail energy business, we routinely enter into derivative contracts to manage our purchase and sale commitments. We use derivative instruments such as futures, forwards, swaps and options to execute our wholesale hedge strategy and retail supply procurement strategy. For further discussion of these strategies and related market risks, see notes 2 and 5 to our consolidated financial statements.

As of December 31, 2008, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

						2014 and	Total fair
Sources of Fair Value	2009	2010	2011	2012	2013	thereafter	value
	(in millions)

Prices actively quoted (Level 1)(1)	$(29)	$(11)	$—	$—	$—	$—	$(40)
Prices provided by other external sources (Level 2)(1)	(486)	(169)	(88)	(46)	(14)	—	(803)
Prices based on models and other valuation methods (Level 3)(1)	(174)	(20)	(10)	(1)	—	—	(205)

Total mark-to-market non-trading derivatives	$(689)	$(200)	$(98)	$(47)	$(14)	$—	$(1,048)

(1)	See note 2(e) to our consolidated financial statements.

The fair values shown in the table above are subject to significant changes due to fluctuating commodity forward market prices, volatility and credit risk. Market prices assume a functioning market with an adequate number of buyers and sellers to provide liquidity. Insufficient market liquidity could significantly affect the values that could be obtained for these contracts, as well as the costs at which these contracts could be hedged. For further discussion of how we arrive at these fair values, see note 2(d) to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates—Critical Accounting Estimates” in Item 7 of this Form 10-K.

A hypothetical 10% movement in the underlying energy prices would have the following potential loss impacts on our non-trading derivatives:

As of December 31,	Market Prices	Earnings Impact	Fair Value Impact
	(in millions)

2008	10% decrease	$(253)	$(253)
2007	10% decrease	(353)	(353)

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

Interest Rate Risk

As of December 31, 2008 and 2007, we have no variable rate debt outstanding. We earn interest income, for which the interest rates vary, on our cash and cash equivalents and net margin deposits. Our variable rate interest expense and interest income was $0 and $28 million, respectively, during 2008 and $14 million and $33 million, respectively, during 2007.

If interest rates decreased by one percentage point from their December 31, 2008 and 2007 levels, the fair values of our fixed rate debt would have increased by $124 million and $201 million, respectively.

Trading Market Risks

Prior to March 2003, we engaged in proprietary trading activities as discussed in note 5 to our consolidated financial statements. Trading positions entered into prior to our decision to exit this business are being closed on economical terms or are being retained and settled over the contract terms. In addition, we have transactions relating to non-core asset management, such as gas storage and transportation contracts not tied to generation assets, which are classified as trading activities.

As of December 31, 2008, the fair values of the contracts related to our legacy trading and non-core asset management positions and recorded as net derivative assets and liabilities are:

						2014 and	Total Fair
Sources of Fair Value	2009	2010	2011	2012	2013	Thereafter	Value
	(in millions)

Prices actively quoted (Level 1)(1)	$16	$11	$—	$—	$—	$—	$27
Prices provided by other external sources (Level 2)(1)	8	—	—	—	—	—	8
Prices based on models and other valuation methods (Level 3)(1)	(3)	(2)	—	—	—	—	(5)

Total	$21	$9	$—	$—	$—	$—	$30

(1)	See note 2(e) to our consolidated financial statements.

The fair values in the above table are subject to significant changes based on fluctuating market prices and conditions. See the discussion above related to non-trading derivative assets and liabilities for further information on items that impact our portfolio of trading contracts.

Our consolidated realized and unrealized margins relating to these positions are (income (loss)):

	2008	2007
	(in millions)

Realized	$11	$8
Unrealized	14	11

Total	$25	$19

An analysis of these net derivative assets and liabilities is:

	2008		2007
	(in millions)

Fair value of contracts outstanding, beginning of period	$19		$9
Contracts realized or settled	(9	)(1)	(10	)(2)
Changes in valuation techniques	—		—
Changes in fair values attributable to market price and other market changes	20		20

Fair value of contracts outstanding, end of period	$30		$19

(1)	Amount includes realized gain of $11 million partially offset by deferred settlements of $2 million.

(2)	Amount includes realized gain of $8 million and deferred settlements of $2 million.

We primarily assess the risk of our legacy trading and non-core asset management positions using a value-at-risk method to maintain our total exposure within limits set by the Audit Committee. Value-at-risk is the potential loss in value of trading positions due to adverse market movements over a defined time period within a specified confidence level. We use the parametric variance/covariance method with delta/gamma approximation to calculate value-at-risk.

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

While we believe that our value-at-risk assumptions and approximations are reasonable, different assumptions and/or approximations could produce materially different estimates. An inherent limitation of value-at-risk is that past market risk may not produce accurate predictions of future market risk. In addition, value-at-risk calculated for a specified holding period does not fully capture the market risk of positions that cannot be liquidated or offset with hedges within that specified period. Future transactions, market volatility, reduction of market liquidity, failure of counterparties to satisfy their contractual obligations and/or a failure of risk controls could result in material losses from our legacy trading and non-core asset management positions.

The daily value-at-risk for our legacy trading and non-core asset management positions is:

	2008	2007
	(in millions)

As of December 31	$2	$1
Year Ended December 31:
Average	4	3
High	13	5
Low	—	1

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the consolidated financial statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Sale of Our Texas Retail Business.  On February 28, 2009, we entered into several agreements related to the sale of our Texas retail business. We (Reliant Energy) entered into a purchase agreement to sell our interests in the affiliates that operate our Texas retail mass and C&I business to NRG Retail LLC (the buyer), a subsidiary of NRG Energy, Inc. (NRG) for $287.5 million in cash plus the value of the net working capital. This sale includes the rights to our name. NRG has guaranteed the obligations of the buyer. Upon closing, our affiliates that are party to the credit sleeve and reimbursement agreement with Merrill Lynch will be owned by the buyer. We have agreed to pay Merrill Lynch a $7.5 million fee and to increase the fees under the credit sleeve and reimbursement agreement by $3 million per month until the close. The bulk of the fees payable to Merrill Lynch are payable only upon and at closing. When the sale closes, the litigation with Merrill Lynch Commodities, Inc. and Merrill Lynch & Co., Inc. (Merrill Lynch) against our affiliates that conduct our retail business (the Retail Entities) related to the termination of the working capital facility supporting our retail business will be dismissed. The Reliant Entities and Merrill Lynch have agreed to stay further proceedings in the litigation until June 1, 2009, or in the event regulatory approvals delay closing, July 1, 2009. The sale is subject to customary closing conditions, including the Hart-Scott-Rodino review. The buyer may terminate the agreement in connection with certain takeover proposals that it may receive prior to closing subject to the payment of a $45 million termination fee. We expect to close in the second quarter of 2009. We will enter a one-year transition services agreement with the buyer in connection with the closing, which will include terms and conditions for information technology services, accounting services and human resources. NRG’s guarantee will also apply to this transition services agreement. As required by our debt agreements, a par exchange offer will be made with the net proceeds to holders of our secured notes and PEDFA bonds.

The foregoing summary is qualified in its entirety by reference to the LLC Membership Interest Purchase Agreement, the NRG Guarantee, the Agreement Regarding Prosecution of Litigation and the Interim Period Letter Agreement filed as Exhibits 2.4, 10.84, 10.85 and 99.1 hereto, respectively, which are incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Business—Executive Officers” in Item 1 of this Form 10-K. Pursuant to General Instruction G to Form 10-K, we incorporate by reference the information to be disclosed in our definitive proxy statement for the annual stockholder meeting at which we will elect directors (Proxy Statement).

Item 11.	Executive Compensation.

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 regarding our equity compensation plans.

	(a)		(b)	(c)
				Number of Securities
				Remaining Available for
	Number of		Weighted-Average	Future Issuance Under
	Securities to be Issued		Exercise Price of	Equity Compensation Plans
	Upon Exercise of		Outstanding	(Excluding Securities
	Outstanding Options,		Options, Warrants	Reflected
	Warrants and Rights		and Rights(1)	in column (a))

Equity compensation plans approved by security holders(2)	8,948,655	(3)	$13.11	23,664,819	(4)
Equity compensation plans not approved by security holders(5)	1,181,211	(6)	$8.28	3,603,915

Total	10,129,866		$12.74	27,268,734

(1)	The weighted average exercise prices exclude shares issuable under outstanding time-based restricted stock units (which do not have an exercise price).

(2)	Plans approved by stockholders include the Reliant Energy, Inc. Employee Stock Purchase Plan, the 2002 Long-Term Incentive Plan, the Long-Term Incentive Plan of Reliant Energy, Inc. and the Reliant Energy, Inc. Transition Stock Plan.

(3)	This amount includes 8,331,903 shares issuable upon the exercise of outstanding stock options and 616,752 shares issuable pursuant to outstanding restricted stock units granted under the 2002 Long-Term Incentive Plan.

(4)	Includes stockholder approved reserves of 9,421,650 shares as of December 31, 2008 that may be issued under the Employee Stock Purchase Plan and 14,243,169 shares that may be issued under the 2002 Long-Term Incentive Plan. Under the 2002 Long-Term Incentive Plan, no more than 25% of the shares available for future issuance are available for grant as awards of restricted stock and non-restricted awards of common stock or units denominated in common stock. No additional shares may be issued under the Long-Term Incentive Plan of Reliant Energy, Inc. or the Reliant Energy, Inc. Transition Stock Plan.

(5)	The Reliant Energy Inc. 2002 Stock Plan permits grants of stock options, stock appreciation rights, performance based stock awards, time-based stock awards and cash awards to all employees other than the executive officers subject to the reporting requirements of Section 16(a) of the Exchange Act. The Board authorized 6,000,000 shares for grant upon adoption of the 2002 Stock Plan. To the extent these 6,000,000 shares were not granted in 2002, the excess shares were cancelled. In January 2003, an additional 6,000,000 shares were authorized for the plan, with no more than 25% of these shares available for grant as awards of restricted stock and non-restricted awards of common stock or units denominated in common stock. The total number of shares available for future issuance is adjusted for new grants, exercises, forfeitures, cancellations and terminations of outstanding awards.

(6)	This amount includes 699,099 shares issuable upon the exercise of outstanding stock options and 482,112 shares issuable pursuant to outstanding restricted stock units.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) List of Documents Filed as Part of This Report

(1)	Index to Consolidated Financial Statements of Reliant Energy, Inc. and Subsidiaries.

(2)	Financial Statement Schedule.

Schedule II—Reliant Energy, Inc. and Subsidiaries—Valuation and Qualifying Accounts for the Years Ended December 31, 2008, 2007 and 2006	F-69

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements.

The following financial statements are included in this report pursuant to Item 3-16 of Regulation S-X:

Consolidated Financial Statements of RERH Holdings, LLC and Subsidiaries.

(3)	Index to Exhibits.

The exhibits with the cross symbol (+) are filed with the Form 10-K. The exhibits with the asterisk symbol (*) are compensatory arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K. The representations, warranties and covenants contained in the exhibits were made only for purposes of such exhibits, were solely for the benefit of the parties thereto, may be subject to limitations agreed upon by those parties and may be subject to standards of materiality that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof contained in the exhibits as characterizations of our actual state of facts or condition. Information in the exhibits is as of specific dates, may change after those dates and any subsequent information may not be fully reflected in our public disclosures.

Exhibit			Reporter or Registration	SEC File or	Exhibit
Number		Document Description	Statement	Registration	Reference

2.1		Asset Purchase Agreement by and among Reliant Energy Channelview LP, Reliant Energy Services Channelview LLC and GIM Channelview Cogeneration, LLC entered into June 9, 2008 and dated as of April 3, 2008	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008	1-16455	2.1
2.2		Asset Purchase Agreement for Bighorn power plant by and among Reliant Energy Wholesale Generation, LLC, Reliant Energy Asset Management, LLC and Nevada Power Company dated as of April 21, 2008	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008	1-16455	2.1
2.3		Amendment No. 1 to Asset Purchase Agreement for Bighorn power plant by and among Reliant Energy Wholesale Generation, LLC, Reliant Energy Asset Management, LLC and Nevada Power Company, dated as of May 12, 2008	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008	1-16455	2.2
+2	.4	LLC Membership Interest Purchase Agreement by and between Reliant Energy, Inc. and NRG Retail LLC, dated as of February 28, 2009 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)
3.1		Third Restated Certificate of Incorporation	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	3.1
3.2		Fourth Amended and Restated Bylaws	Reliant Energy, Inc.’s Current Report on Form 8-K, filed November 18, 2008	1-16455	3.1
4.1		Specimen Stock Certificate	Reliant Energy, Inc.’s Amendment No. 5 to Registration Statement on Form S-1, filed March 23, 2001	333-48038	4.1

Exhibit		Reporter or Registration	SEC File or	Exhibit
Number	Document Description	Statement	Registration	Reference

4.2	Rights Agreement between Reliant Resources, Inc. and The Chase Manhattan Bank, as Rights Agent, including a form of Rights Certificate, dated as of January 15, 2001	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	4.2
4.3	Senior Indenture relating to the 6.75% Senior Secured Notes due 2014 among Reliant Energy, Inc. and Wilmington Trust Company, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	4.1
4.4	First Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	4.2
4.5	Second Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	4.18
4.6	Third Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	4.3
4.7	Indenture between Orion Power Holdings, Inc. and Wilmington Trust Company, dated as of April 27, 2000	Orion Power Holdings, Inc.’s Registration Statement on Form S-1, filed August 18, 2000	333-44118	4.1
4.8	Fourth Supplemental Indenture relating to the 7.625% Senior Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of June 13, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 15, 2007	1-16455	4.1
4.9	Fifth Supplemental Indenture relating to the 7.875% Senior Notes due 2017, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of June 13, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 15, 2007	1-16455	4.2

Exhibit			Reporter or Registration	SEC File or	Exhibit
Number		Document Description	Statement	Registration	Reference

10.1		Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated as of December 31, 2000	CenterPoint Energy Houston Electric, LLC’s (formerly known as Reliant Energy, Incorporated) Quarterly Report on Form 10-Q for the period ended March 31, 2001	1-3187	10.1
10.2		Tax Allocation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated as of December 31, 2000	CenterPoint Energy Houston Electric, LLC’s (formerly known as Reliant Energy, Incorporated) Quarterly Report on Form 10-Q for the period ended March 31, 2001	1-3187	10.8
10	.3A	Amended and Restated Credit Sleeve and Reimbursement Agreement among Reliant Energy Power Supply, LLC, the Guarantors listed therein, Merrill Lynch Commodities, Inc. and Merrill Lynch & Co., Inc., dated as of August 1, 2007	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007	1-16455	10.1A
10	.3B	Schedules and Exhibits to the Amended and Restated Credit Sleeve and Reimbursement Agreement dated as of August 1, 2007 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment which has been granted)	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007	1-16455	10.1B
10.4		Amendment No. 1 to Amended and Restated Credit Sleeve and Reimbursement Agreement, dated as of September 18, 2007 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment which has been granted)	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008	1-16455	10.1
10.5		Amendment No. 2 to Amended and Restated Credit Sleeve and Reimbursement Agreement, dated as of April 22, 2008	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008	1-16455	10.2
10.6		Amendment No. 3 to Amended and Restated Credit Sleeve and Reimbursement Agreement, dated as of May 8, 2008 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment which has been granted)	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008	1-16455	10.3
10.7		Amendment No. 4 to Amended and Restated Credit Sleeve and Reimbursement Agreement, dated as of July 24, 2008 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008	1-16455	10.1

Exhibit		Reporter or Registration	SEC File or	Exhibit
Number	Document Description	Statement	Registration	Reference

10.8	Participating Preferred Stock Purchase Agreement by and between Reliant Energy, Inc. and FR Reliant Holdings LP dated as of October 10, 2008	Reliant Energy, Inc.’s Current Report on Form 8-K, filed October 16, 2008	1-16455	10.1
10.9	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.2
10.10	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.3
10.11	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.4
10.12	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K filed December 27, 2004	1-16455	10.5

Exhibit		Reporter or Registration	SEC File or	Exhibit
Number	Document Description	Statement	Registration	Reference

10.13	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.6
10.14	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.14
10.15	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.15
10.16	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.16

Exhibit		Reporter or Registration	SEC File or	Exhibit
Number	Document Description	Statement	Registration	Reference

10.17	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.17
10.18	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.18
10.19	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.1
10.20	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.2

Exhibit		Reporter or Registration	SEC File or	Exhibit
Number	Document Description	Statement	Registration	Reference

10.21	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.3
10.22	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.4
10.23	Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.5

Exhibit		Reporter or Registration	SEC File or	Exhibit
Number	Document Description	Statement	Registration	Reference

10.24	Credit and Guaranty Agreement among Reliant Energy, Inc., as Borrower, the Other Loan Parties referred to therein as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and ABN AMRO Bank N.V., as Joint Bookrunners with respect to the Revolving Credit Facility and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and Bear, Sterns & Co. Inc., as Joint Bookrunners with respect to the Pre-Funded L/C Facility, dated as of June 12, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 15, 2007	1-16455	1.1
10.25	Facility Lease Agreement between Conemaugh Lessor Genco LLC and Reliant Energy Mid-Atlantic Power Holdings, LLC, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.6a
10.26	Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 10.25	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.6b
10.27	Pass Through Trust Agreement between Reliant Energy Mid-Atlantic Power Holdings, LLC and Bankers Trust Company, made with respect to the formation of the Series A Pass Through Trust and the issuance of 8.554% Series A Pass Through Certificates, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.4a
10.28	Schedule identifying substantially identical agreements to Pass Through Trust Agreement constituting Exhibit 10.27	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.4b

Exhibit		Reporter or Registration	SEC File or	Exhibit
Number	Document Description	Statement	Registration	Reference

10.29	Participation Agreement among(i) Conemaugh Lessor Genco LLC, as Owner Lessor; (ii) Reliant Energy Mid-Atlantic Power Holdings, LLC, as Facility Lessee; (iii) Wilmington Trust Company, as Lessor Manager; (iv) PSEGR Conemaugh Generation, LLC, as Owner Participant;(v) Bankers Trust Company, as Lease Indenture Trustee; and (vi) Bankers Trust Company, as Pass Through Trustee, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.5a
10.30	Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 10.29	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.5b
10.31	First Amendment to Participation Agreement, dated as of November 15, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.20
10.32	Schedule identifying substantially identical agreements to First Amendment to Participation Agreement constituting Exhibit 10.31	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.21
10.33	Second Amendment to Participation Agreement, dated as of June 18, 2003	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.22
10.34	Schedule identifying substantially identical agreements to Second Amendment to Participation Agreement constituting Exhibit 10.33	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.23
10.35	Lease Indenture of Trust, Mortgage and Security Agreement between Conemaugh Lessor Genco LLC, as Owner Lessor, and Bankers Trust Company, as Lease Indenture Trustee, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.8a
10.36	Schedule identifying substantially identical agreements to Lease Indenture of Trust constituting Exhibit 10.35	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.8b
10.37	Purchase and Sale Agreement by and between Orion Power Holdings, Inc., Reliant Energy, Inc., Great Lakes Power Inc. and Brascan Corporation, dated as of May 18, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed May 21, 2004	1-16455	99.2

Exhibit			Reporter or Registration	SEC File or	Exhibit
Number		Document Description	Statement	Registration	Reference

10.38		Purchase and Sale Agreement between Orion Power Holdings, Inc., as Seller, Reliant Energy, Inc., as Guarantor, and Astoria Generating Company Acquisitions, L.L.C., as Buyer, dated as of September 30, 2005	Reliant Energy, Inc.’s Current Report on Form 8-K, filed October 6, 2005	1-16455	10.1
10.39		Settlement and Release of Claims Agreement among each of the Reliant Parties, OMOI, each of the California Parties, each of the Additional Claimants, each of the Class Action Parties and each of the Local Governmental Parties (each as defined therein), dated as of October 12, 2005	Reliant Energy, Inc.’s Current Report on Form 8-K, filed October 20, 2005	1-16455	10.1
*10	.40	Executive Life Insurance Plan, effective as of January 1, 1994, including the first and second amendments thereto (Reliant Energy, Inc. has adopted certain obligations under this plan with respect to Brian Landrum)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.30
*10	.41	Transition Stock Plan, effective as of May 4, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.37
*10	.42	2002 Stock Plan, effective as of March 1, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, filed April 19, 2002	333-86610	4.5
*10	.43	Annual Incentive Compensation Plan, effective as of January 1, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.9
+*10	.44	First Amendment to Annual Incentive Compensation Plan, dated as of September 27, 2007
*10	.45	2002 Annual Incentive Compensation Plan for Executive Officers, effective as of March 1, 2002	Reliant Energy, Inc.’s 2002 Proxy Statement on Schedule 14A	1-16455	Appendix I
+*10	.46	First Amendment to 2002 Annual Incentive Compensation Plan for Executive Officers, dated as of September 27, 2007
*10	.47	Long-Term Incentive Plan, effective as of January 1, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.10

Exhibit			Reporter or Registration	SEC File or	Exhibit
Number		Document Description	Statement	Registration	Reference

*10	.48	2002 Long-Term Incentive Plan, effective as of June 6, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, filed April 19, 2002	333-86612	4.5
*10	.49	Deferral Plan, effective as of January 1, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, filed December 7, 2001	333-74790	4.1
*10	.50	First Amendment to Deferral Plan, effective as of January 14, 2003	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003	1-16455	10.5
+*10	.51	Second Amendment to Deferral Plan, effective as of December 31, 2004
+*10	.52	Deferral and Restoration Plan, effective as of January 1, 2005
*10	.53	Successor Deferral Plan, effective as of January 1, 2002	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.30
*10	.54	Deferred Compensation Plan, effective as of September 1, 1985, including the first nine amendments thereto (This is now a part of the plan listed as Exhibit 10.53)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.25
*10	.55	Deferred Compensation Plan, as amended and restated effective as of January 1, 1989, including the first nine amendments thereto (This is now a part of the plan listed as Exhibit 10.53)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.26
*10	.56	Deferred Compensation Plan, as amended and restated effective as of January 1, 1991, including the first ten amendments thereto (This is now a part of the plan listed as Exhibit 10.53)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.27
*10	.57	Benefit Restoration Plan, as amended and restated effective as of July 1, 1991, including the first amendment thereto (This is now a part of the plan listed as Exhibit 10.53)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.12
*10	.58	Key Employee Award Program 2004-2006 of the 2002 Long-Term Incentive Plan and the Form of Agreement for Key Employee Award Program, effective as of February 13, 2004	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2004	1-16455	10.1

Exhibit			Reporter or Registration	SEC File or	Exhibit
Number		Document Description	Statement	Registration	Reference

*10	.59	First Amendment to the Key Employee Award Program, effective as of August 10, 2005	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.44
*10	.60	Form of 2002 Stock Plan Nonqualified Stock Option Award Agreement, 2003 Grants	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.39
+*10	.61	Form of Change in Control Agreement for CEO, CFO and COO
+*10	.62	Form of Change in Control Agreement for certain officers other than CEO, CFO and COO
*10	.63	Reliant Energy, Inc. Executive Severance Plan, effective as of January 1, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.57
+*10	.64	First Amendment to Reliant Energy, Inc. Executive Severance Plan, dated as of September 27, 2007
*10	.65	Form of 2002 Long-Term Incentive Plan Nonqualified Stock Option Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.53
*10	.66	Form of 2002 Long-Term Incentive Plan Restricted Stock Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.54
+*10	.67	Form of Amendment of 2002 Long-Term Incentive Plan Restricted Stock Award Agreement for Directors
*10	.68	Form of 2002 Long-Term Incentive Plan Quarterly Restricted and Premium Restricted Stock Units Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.55
*10	.69	Form of 2002 Long-Term Incentive Plan Quarterly Common Stock and Premium Restricted Stock Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007	1-16455	10.65
*10	.70	Form of 2002 Long-Term Incentive Plan Restricted Stock Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007	1-16455	10.66
*10	.71	Form of Long-Term Incentive Plan Restricted Stock Award Agreement for Directors’ initial grant	Reliant Energy, Inc.’s Current Report on Form 8-K, filed August 24, 2006	1-16455	10.1
+*10	.72	Reliant Energy, Inc. Non-Employee Directors’ Compensation Program, effective as of October 13, 2008

Exhibit			Reporter or Registration	SEC File or	Exhibit
Number		Document Description	Statement	Registration	Reference

*10	.73	2002 Long-Term Incentive Plan 2008 Long-Term Incentive Award Program for officers (Form of Agreement included with Program)	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008	1-16455	10.1
*10	.74	2002 Long-Term Incentive Plan 2007 Long-Term Incentive Award Program for Officers	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 30, 2007	1-16455	10.1
*10	.75	Form of 2002 Long-Term Incentive Plan 2007 Long-Term Incentive Award Agreement for Officers	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 30, 2007	1-16455	10.2
*10	.76	2002 Long-Term Incentive Plan 2007 Long-Term Incentive Award Agreement for Mark Jacobs	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.3
*10	.77	2002 Long-Term Incentive Plan Amendment to Nonqualified Stock Option Award Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007—March 12, 2003 grant	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.4
*10	.78	2002 Long-Term Incentive Plan Amendment to Nonqualified Stock Option Award Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007—May 8, 2003 grant	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.5
*10	.79	2002 Long-Term Incentive Plan Amendment to Nonqualified Stock Option Award Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007—August 23, 2003 grant	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.6
*10	.80	2002 Long-Term Incentive Plan Amendment to Key Employee Award Program 2004-2006 Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007—February 13, 2004 grant	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.7
*10	.81	2002 Long-Term Incentive Plan Long-Term Incentive Award Agreement for Rick J. Dobson	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007	1-16455	10.2
*10	.82	2002 Long-Term Incentive Plan Long-Term Incentive Award Agreement for Albert H. Myres, Sr.	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007	1-16455	10.77
*10	.83	2002 Long-Term Incentive Plan Long-Term Incentive Award Agreement for Charles Griffey	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007	1-16455	10.78

Exhibit			Reporter or Registration	SEC File or	Exhibit
Number		Document Description	Statement	Registration	Reference

+10	.84	Guarantee by NRG Energy, Inc., as Guarantor, in favor of Reliant Energy, Inc. dated as of February 28, 2009
+10	.85	Agreement Regarding Prosecution of Litigation by and among Merrill Lynch Commodities, Inc., Merrill Lynch & Co., Inc., Reliant Energy Power Supply, LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC, Reliant Energy Retail Services, LLC, RE Retail Receivables, LLC and Reliant Energy Solutions East, LLC dated as of February 28, 2009
+12	.1	Reliant Energy, Inc. and Subsidiaries Ratio of Earnings from Continuing Operations to Fixed Charges
+21	.1	Subsidiaries of Reliant Energy, Inc.
+23	.1	Consent of KPMG LLP, independent registered public accounting firm of Reliant Energy, Inc.
+31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31	.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32	.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code)
+99	.1	Interim Period Agreement regarding the LLC Membership Interest Purchase Agreement by and among Merrill Lynch Commodities, Inc., Merrill Lynch & Co., Inc., Reliant Energy, Inc., Reliant Energy Corporate Services, LLC, Reliant Energy Power Supply, LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC, Reliant Energy Retail Services, LLC, RE Retail Receivables, LLC and Reliant Energy Solutions East, LLC dated as of February 28, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reliant Energy, Inc.
(Registrant)

By: /s/ Mark M. Jacobs
Mark M. Jacobs
President and Chief Executive Officer

March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 2, 2009.

Signature	Title

/s/ Mark M. Jacobs Mark M. Jacobs	President and Chief Executive Officer

/s/ Rick J. Dobson Rick J. Dobson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Thomas C. Livengood Thomas C. Livengood	Senior Vice President and Controller (Principal Accounting Officer)

/s/ E. William Barnett E. William Barnett	Director

/s/ Donald J. Breeding Donald J. Breeding	Director

/s/ Kirbyjon H. Caldwell Kirbyjon H. Caldwell	Director

/s/ Mark M. Jacobs Mark M. Jacobs	Director

/s/ Steven L. Miller Steven L. Miller	Director

/s/ Laree E. Perez Laree E. Perez	Director

Signature	Title

/s/ Evan J. Silverstein Evan J. Silverstein	Director

/s/ Joel V. Staff Joel V. Staff	Director

/s/ William L. Transier William L. Transier	Director

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

We have audited the accompanying consolidated balance sheets of Reliant Energy, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II—Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2008. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Internal Control Over Financial Reporting on page F-1. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliant Energy, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in notes 2(e) and 2(f) to the consolidated financial statements, the Company changed its accounting in 2008 for fair value measurements of financial instruments and fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and related amounts recognized upon payment or receipt of cash collateral, respectively. In addition, as discussed in note 11 to the consolidated financial statements, the Company changed its accounting for income tax uncertainties in 2007.

KPMG LLP

Houston, Texas
February 28, 2009

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2008	2007	2006
	(thousands of dollars, except per share amounts)

Revenues:
Revenues (including $3,039, $31,592 and $191,405 unrealized gains) (including $253,001, $127,083 and $0 from affiliates)	$12,553,210	$11,208,724	$10,877,385

Expenses:
Cost of sales (including $(745,685), $413,028 and $(422,325) unrealized gains (losses)) (including $201,392, $105,118 and $0 from affiliates)	11,411,289	8,656,827	9,435,892
Operation and maintenance	841,432	883,083	833,094
Selling, general and administrative (including $65,858 credit-enhanced retail structure unwind costs in 2008)	436,618	372,528	383,977
Western states litigation and similar settlements	37,467	22,000	35,000
Gains on sales of assets and emission and exchange allowances, net	(155,600)	(25,699)	(159,386)
Wholesale energy goodwill impairment	304,859	—	—
Depreciation and amortization	336,531	424,432	372,616

Total operating expense	13,212,596	10,333,171	10,901,193

Operating Income (Loss)	(659,386)	875,553	(23,808)

Other Income (Expense):
Income of equity investment, net	1,198	4,686	5,791
Debt extinguishments and conversions	(1,017)	(72,779)	(37,257)
Other, net	4,727	4	203
Interest expense	(247,486)	(349,199)	(427,867)
Interest income	28,820	34,833	34,317

Total other expense	(213,758)	(382,455)	(424,813)

Income (Loss) from Continuing Operations Before Income Taxes	(873,144)	493,098	(448,621)
Income tax expense (benefit)	(125,032)	135,115	(121,929)

Income (Loss) from Continuing Operations	(748,112)	357,983	(326,692)
Income (loss) from discontinued operations	8,437	7,124	(2,088)

Income (Loss) Before Cumulative Effect of Accounting Change	(739,675)	365,107	(328,780)
Cumulative effect of accounting change, net of tax	—	—	968

Net Income (Loss)	$(739,675)	$365,107	$(327,812)

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$(2.15)	$1.05	$(1.06)
Income (loss) from discontinued operations	0.02	0.02	(0.01)

Net income (loss)	$(2.13)	$1.07	$(1.07)

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$(2.15)	$1.01	$(1.06)
Income (loss) from discontinued operations	0.02	0.03	(0.01)

Net income (loss)	$(2.13)	$1.04	$(1.07)

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(thousands of dollars, except per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$1,109,141	$754,962
Restricted cash	2,721	3,251
Accounts and notes receivable, principally customer, net of allowance of $34,843 and $36,724	1,120,644	1,082,746
Inventory	315,001	285,408
Derivative assets	1,171,189	663,049
Margin deposits	235,153	139,834
Accumulated deferred income taxes	246,233	114,559
Investment in and receivables from Channelview, net	58,703	83,253
Prepayments and other current assets	102,610	104,314
Current assets of discontinued operations	—	2,133

Total current assets	4,361,395	3,233,509

Property, Plant and Equipment, net	4,876,590	5,222,217

Other Assets:
Goodwill, net	52,631	379,644
Other intangibles, net	387,271	405,338
Derivative assets	402,457	376,535
Prepaid lease	273,374	270,133
Accumulated deferred income taxes	98,461	70,410
Other ($29,012 and $29,016 accounted for at fair value)	182,974	234,014

Total other assets	1,397,168	1,736,074

Total Assets	$10,635,153	$10,191,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$12,517	$52,546
Accounts payable, principally trade	636,932	687,046
Derivative liabilities	1,838,971	885,346
Margin deposits	—	250
Other	453,806	426,839
Current liabilities of discontinued operations	2,952	—

Total current liabilities	2,945,178	2,052,027

Other Liabilities:
Derivative liabilities	752,442	473,516
Other	275,899	278,641
Long-term liabilities of discontinued operations	3,542	3,542

Total other liabilities	1,031,883	755,699

Long-term Debt	2,871,444	2,902,346

Commitments and Contingencies
Temporary Equity Stock-based Compensation	9,004	4,694

Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 349,812,537 and 344,579,508 issued)	111	106
Additional paid-in capital	6,238,639	6,215,512
Accumulated deficit	(2,375,201)	(1,635,526)
Accumulated other comprehensive loss	(85,905)	(103,058)

Total stockholders’ equity	3,777,644	4,477,034

Total Liabilities and Stockholders’ Equity	$10,635,153	$10,191,800

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007	2006
	(thousands of dollars)

Cash Flows from Operating Activities:
Net income (loss)	$(739,675)	$365,107	$(327,812)
(Income) loss from discontinued operations	(8,437)	(7,124)	2,088

Net income (loss) from continuing operations and cumulative effect of accounting change	(748,112)	357,983	(325,724)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	(968)
Wholesale energy goodwill impairment	304,859	—	—
Depreciation and amortization	336,531	424,432	372,616
Deferred income taxes	(171,540)	118,631	(152,431)
Net changes in energy derivatives	836,867	(393,453)	316,742
Amortization of deferred financing costs	8,239	50,294	31,508
Debt extinguishments and conversions expenses	1,017	72,779	37,257
Gains on sales of assets and emission and exchange allowances, net	(155,600)	(25,699)	(159,386)
Western states litigation and similar settlements	3,467	—	35,000
Income of equity investment, net	(1,198)	(4,686)	(5,791)
Other, net	(7,083)	12,703	12,590
Changes in other assets and liabilities:
Accounts and notes receivable, net	(52,631)	(25,731)	129,161
Changes in notes, receivables and payables with affiliate, net	3,687	(13,078)	—
Inventory	(31,864)	(21,863)	18,157
Margin deposits, net	(95,569)	296,531	1,264,332
Net derivative assets and liabilities	(31,700)	(31,088)	(30,313)
Western states litigation and similar settlements payments	—	(35,000)	(159,885)
Accounts payable	(62,419)	46,194	(97,117)
Other current assets	2,985	12,306	17,284
Other assets	10,625	(17,953)	(35,373)
Taxes payable/receivable	17,590	(10,975)	1,302
Other current liabilities	8,185	(45,713)	64,046
Other liabilities	(3,502)	(11,597)	(2,963)

Net cash provided by continuing operations from operating activities	172,834	755,017	1,330,044
Net cash provided by (used in) discontinued operations from operating activities	9,861	6,726	(54,171)

Net cash provided by operating activities	182,695	761,743	1,275,873

Cash Flows from Investing Activities:
Capital expenditures	(310,462)	(188,856)	(96,793)
Proceeds from sales of assets, net	538,533	82,075	1,417
Proceeds from sales of emission and exchange allowances	42,458	6,815	205,510
Purchases of emission allowances	(60,986)	(91,923)	(22,575)
Restricted cash	530	6,674	1,926
Other, net	6,562	6,045	—

Net cash provided by (used in) continuing operations from investing activities	216,635	(179,170)	89,485
Net cash provided by discontinued operations from investing activities	—	520	967,566

Net cash provided by (used in) investing activities	216,635	(178,650)	1,057,051

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	1,300,000	400,000
Payments of long-term debt	(57,704)	(1,535,887)	(865,870)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	—	6,554	(825,554)
Payments of financing costs	—	(31,245)	(16,673)
Payments of debt extinguishments and conversions expenses	(1,017)	(72,779)	(36,157)
Proceeds from issuances of stock	13,570	41,317	24,842

Net cash used in continuing operations from financing activities	(45,151)	(292,040)	(1,319,412)
Net cash used in discontinued operations from financing activities	—	—	(638,000)

Net cash used in financing activities	(45,151)	(292,040)	(1,957,412)

Net Change in Cash and Cash Equivalents	354,179	291,053	375,512
Cash and Cash Equivalents at Beginning of Period	754,962	463,909	88,397

Cash and Cash Equivalents at End of Period	$1,109,141	$754,962	$463,909

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$251,741	$344,701	$385,055
Income taxes paid (net of income tax refunds received) for continuing operations	28,916	27,884	28,649

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated Other Comprehensive Income (Loss)
				Unrealized
				Gain (Loss)						Discontinued
				on		Benefits	Benefits		Total	Operations
				Available	Deferred	Actuarial	Net	Additional	Accumulated	Accumulated
		Additional		For	Derivative	Net	Prior	Minimum	Other	Other	Total
	Common	Paid	Accumulated	Sale	Gains	Gain	Service	Benefits	Comprehensive	Comprehensive	Stockholders’	Comprehensive
	Stock	In Capital	Deficit	Securities	(Losses)	(Loss)	Costs	Liability	Income (Loss)	Income (Loss)	Equity	Income (Loss)
	(thousands of dollars)

Balance December 31, 2005	$66	$5,846,747	$(1,698,504)	$—	$(284,133)	$—	$—	$(148)	$(284,281)	$(335)	$3,863,693
Adjustment to initially apply FASB Statement No. 123R		18,099									18,099

Balance after initial adjustment to apply FASB Statement No. 123R	66	5,864,846	(1,698,504)	—	(284,133)	—	—	(148)	(284,281)	(335)	3,881,792
Net loss			(327,812)								(327,812)	$(327,812)
Distribution to CenterPoint Energy, Inc.		(3,774)									(3,774)
Warrants		970									970
Transactions under stock plans	3	45,201									45,204
Conversion of convertible senior subordinated notes to common stock	30	267,422									267,452
Other comprehensive income (loss):
Changes in minimum pension liability, net of tax of $1 million								(2,121)	(2,121)		(2,121)	(2,121)
Deferred loss from cash flow hedges, net of tax of $79 million					(129,081)				(129,081)		(129,081)	(129,081)
Reclassification of net deferred loss from cash flow hedges into net loss, net of tax of $150 million and $0					240,971				240,971	335	241,306	240,971
Other comprehensive income from discontinued operations												335
Adjustment to initially apply FASB Statement No. 158, net of tax of $0, $0 and $2 million						(15,463)	(10,869)	2,269	(24,063)		(24,063)

Comprehensive loss												$(217,708)

Balance December 31, 2006	$99	$6,174,665	$(2,026,316)	$—	$(172,243)	$(15,463)	$(10,869)	$—	$(198,575)	$—	$3,949,873
Adjustment to initially apply FIN 48		(468)	25,683								25,215

Balance after initial adjustment to apply FIN 48	99	6,174,197	(2,000,633)	—	(172,243)	(15,463)	(10,869)	—	(198,575)	—	3,975,088
Net income			365,107								365,107	$365,107
Distribution to CenterPoint Energy, Inc.		(2,487)									(2,487)
Warrants	1	43									44
Transactions under stock plans	6	43,659									43,665
Conversion of convertible senior subordinated notes to common stock		100									100
Other comprehensive income (loss):
Deferred gain from cash flow hedges, net of tax of $3 million					3,225				3,225		3,225	3,225
Reclassification of net deferred loss from cash flow hedges into net income, net of tax of $58 million					88,903				88,903		88,903	88,903
Reclassification of benefits net prior service costs into net income, net of tax of $0							1,308		1,308		1,308	1,308
Reclassification of benefits actuarial net loss into net income, net of tax of $0						356			356		356	356
Deferred benefits actuarial net gain, net of tax of $0						1,725			1,725		1,725	1,725

Comprehensive income												$460,624

Balance December 31, 2007	$106	$6,215,512	$(1,635,526)	$—	$(80,115)	$(13,382)	$(9,561)	$—	$(103,058)	$—	$4,477,034
Net loss			(739,675)								(739,675)	$(739,675)
Distribution to CenterPoint Energy, Inc.
Warrants	5	2,070									2,075
Transactions under stock plans		19,039									19,039
Conversion of convertible senior subordinated notes to common stock		2,018									2,018
Other comprehensive income (loss):
Reclassification of net deferred loss from cash flow hedges into net loss, net of tax of $20 million					31,476				31,476		31,476	31,476
Reclassification of benefits net prior service costs into net loss, net of tax of $0							961		961		961	961
Reclassification of benefits actuarial net loss into net loss, net of tax of $0						188			188		188	188
Deferred benefits, net of tax of $1 million and $1 million						(20,111)	(810)		(20,921)		(20,921)	(20,921)
Unrealized gain on available for sale securities, net of tax of $3 million				5,449					5,449		5,449	5,449

Comprehensive loss												$(722,522)

Balance December 31, 2008	$111	$6,238,639	$(2,375,201)	$5,449	$(48,639)	$(33,305)	$(9,410)	$—	$(85,905)	$—	$3,777,644

See Notes to our Consolidated Financial Statements

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

Background.  “Reliant Energy” refers to Reliant Energy, Inc. and “we,” “us” and “our” refer to Reliant Energy, Inc. and its consolidated subsidiaries. Our business consists primarily of two business segments, wholesale energy and retail energy. See note 18.

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

Review of Strategic Alternatives.  In October 2008, our Board of Directors initiated a process to review strategic alternatives and formed a special committee to oversee this process. We are exploring a full range of possible strategic alternatives to enhance stockholder value, including, among other possibilities, the sale of all or substantially all of Reliant Energy, as well as the sale of some or all of our retail business. In November 2008, we made the decision to exit the commercial, industrial and governmental/institutional (C&I) portion of our retail energy business either through a wind down or sale of our C&I contracts. For discussion of our agreement to sell our Texas retail business, see note 22.

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

The Channelview plant was sold on July 1, 2008. See note 20 for further discussion of Channelview.

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

We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate.

Our critical accounting estimates include: (a) fair value of derivative assets and liabilities; (b) fair value of our reporting units for assessing impairments of recorded goodwill; (c) fair value of property, plant and equipment; (d) retail energy segment estimated revenues and energy supply costs; (e) loss contingencies and (f) deferred tax assets, valuation allowances and tax liabilities. Actual results could differ from our estimates.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to various risks inherent in doing business. See notes 2(c), 2(d), 2(e), 2(f), 2(g), 2(i), 2(j), 2(n), 2(o), 2(p), 3(b), 4, 5, 6, 7, 10, 11, 12, 13, 14, 20 and 21.

(b)	Principles of Consolidation.

We include our accounts and those of our wholly-owned subsidiaries in our consolidated financial statements, excluding Channelview since its deconsolidation on August 20, 2007. We do not consolidate three power generating facilities (see note 12(a)), which are under operating leases, or a 50% equity investment in a cogeneration plant.

(c)	Revenues.

Power Generation and Capacity Revenues.  We record gross revenues from the sale of electricity and other energy services under the accrual method. Electric power and other energy services are sold at market-based prices through existing power exchanges or third party contracts. Energy sales and services that have been delivered but not billed by period end are estimated.

Natural Gas Sales Revenues.  We record gross revenues from the sales of natural gas under the accrual method. These sales are sold at market-based prices through third party contracts or related party affiliates. Sales that have been delivered but not billed by period end are estimated.

Retail Energy Revenues.  Gross revenues for energy sales and services to residential and small business customers and to commercial, industrial and governmental/institutional customers are recognized upon delivery under the accrual method. Energy sales and services that have been delivered but not billed by period end are estimated. Gross revenues include energy revenues from resales of purchased power and other hedging activities, which are $1.1 billion, $540 million and $488 million during 2008, 2007 and 2006, respectively. These revenues represent a sale of excess supply to third parties in the market.

As of December 31, 2008 and 2007, we recorded unbilled revenues of $482 million and $435 million, respectively, for retail energy sales and services. Accrued unbilled revenues are based on our estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on daily forecasted volumes and estimated customer usage by class. Unbilled revenues are calculated by multiplying volume estimates by the applicable rate by customer class. Estimated amounts are adjusted when actual usage is known and billed.

The revenues and the related energy supply costs in our retail energy segment include our estimates of customer usage based on initial usage information provided by the independent system operators and the distribution companies. We revise these estimates and record any changes in the period as additional settlement information becomes available (collectively referred to as market usage adjustments).

(d)	Retail Energy Supply Costs.

We record energy supply costs for electricity sales and services to retail customers based on estimated supply volumes for the applicable reporting period. A portion of our energy supply costs ($83 million and $74 million as of December 31, 2008 and 2007, respectively) consisted of estimated transmission and distribution charges not yet billed by the transmission and distribution utilities. In estimating supply volumes, we consider the effects of historical customer volumes, weather factors and usage by customer class. We estimate our transmission and distribution delivery fees using the same method that we use for electricity sales and services to retail customers. In addition, we estimate Electric Reliability Council of Texas (ERCOT) Independent System Operator (ISO) fees based on historical trends, estimated supply volumes and initial ERCOT ISO settlements. Volume estimates are then multiplied by the supply rate and recorded as purchased power in the applicable reporting period. See the discussion above regarding market usage adjustments.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Fair Value Measurements.

Summary.  Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) on a prospective basis for our financial assets and liabilities. In connection with the adoption, no cumulative effect of an accounting change was recognized. For non-financial assets and liabilities, the adoption of SFAS No. 157 was deferred until January 1, 2009. See note 2(v).

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

We value some of our OTC, complex or structured derivative instruments using valuation models, which utilize inputs that may not be corroborated by market data, such as market prices for power and fuel, market implied heat rates, load and price shapes, ancillary services, volatilities and correlations as well as other relevant factors as may be deemed appropriate. When such inputs are significant to the fair value measurement, the derivative assets or liabilities are classified as Level 3 when we do not have corroborating market evidence to support significant valuation model inputs and cannot verify the model to market transactions. We believe the transaction price is the best estimate of fair value at inception under the exit price methodology. Accordingly, when a pricing model is used to value such an instrument, the resulting value is adjusted so the model value at inception equals the transaction price. Valuation models are typically impacted by Level 1 or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, we update Level 1 and Level 2 inputs to reflect observable market changes. Level 3 inputs are updated when corroborated by available market evidence. In the absence of such evidence, management’s best estimate is used.

Nonperformance Risk on Derivative Liabilities.  In accordance with SFAS No. 157, fair value measurement of our derivative liabilities reflects the nonperformance risk related to that liability, which is our own credit risk. We derive our nonperformance risk by applying our credit default swap spread against the respective derivative liability. As of December 31, 2008, we had $97 million in reserves for nonperformance risk on derivative liabilities. This change in accounting estimate had an impact during 2008 as follows (income (loss)):

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008
Loss from
Continuing Operations
	before Income Taxes	Net Loss
(in millions)

Total derivative liabilities	$97(1)	$61(2)

(1)	This amount represented a decrease in our net derivative liabilities with the corresponding unrealized gains of $7 million and $90 million recorded in revenues and cost of sales, respectively.

(2)	This represents an $0.18 impact on loss per share for 2008.

Fair Value of Derivative Instruments and Certain Other Assets.

	December 31,
	2008
						Total
	Level 1	Level 2	Level 3	Reclassifications		Fair Value
	(in millions)

Total derivative assets	$779	$823	$28	$(57	)(1)	$1,573
Total derivative liabilities	792	1,618	238	(57	)(1)	2,591
Other assets(2)	29	—	—	—		29

(1)	Reclassifications are required to reconcile to FIN 39-1 consolidated balance sheet presentation.

(2)	Includes available-for-sale and trading securities, which are actively traded and are valued based upon unadjusted quoted prices.

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	2008
	Net Derivatives (Level 3)
	(in millions)

Balance, January 1, 2008	$121
Total gains (losses) realized/unrealized:
Included in earnings	224(1)
Purchases, issuances and settlements (net)	(560)
Transfers in and/or out of Level 3 (net)	5(2)

Balance, December 31, 2008	$(210)

Changes in unrealized gains/losses relating to derivative assets and liabilities still held at December 31, 2008	(29	)(3)

(1)	Recorded in revenues and cost of sales.

(2)	Represents fair value as of December 31, 2007.

(3)	Includes $0 recorded in revenues and $29 million loss recorded in cost of sales.

See notes 2(f) and 5.

(f)	Derivatives and Hedging Activities.

We account for our derivatives instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (SFAS No. 133).

Changes in commodity prices prior to the energy delivery period are inherent in our wholesale and retail energy businesses. However, we believe the benefits of generally hedging our generation assets do not justify the costs, including collateral postings. Accordingly, we may enter selective hedges, including originated transactions,

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on our assessment of (a) market fundamentals to increase the return from our generation assets and (b) operational and market limitations requiring us to enter into fuel, capacity and emissions transactions to manage our generation assets. For our risk management activities, we use both derivative and non-derivative contracts that provide for settlement in cash or by delivery of a commodity. In our retail energy business, we routinely enter into derivative contracts to manage our purchase and sale commitments. Fixed-price derivatives are used to fix the price for a portion of these transactions. We use derivative instruments such as futures, forwards, swaps and options to execute our wholesale hedge strategy and retail supply procurement strategy.

We purchase substantially all of our Texas power supply requirements from third parties. For our retail energy segment, we continue to focus our supply procurement strategy on (a) matching supply costs and supply timing with sales commitments, (b) managing periodic adjustments of physical supply to manage ongoing operational and customer usage changes and (c) managing procurement needs within available market liquidity.

We may also enter into derivatives to manage our exposure to changes in prices of emission and exchange allowances.

We account for our derivatives under one of three accounting methods (mark-to-market, accrual (under the normal purchase/normal sale exception to fair value accounting) or cash flow hedge accounting) based on facts and circumstances. The fair values of our derivative activities are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods. See note 2(e) for discussion on fair value measurements.

A derivative is recognized at fair value in the balance sheet whether or not it is designated as a hedge, except for derivative contracts designated as normal purchase/normal sale exceptions, which are not in our consolidated balance sheet or results of operations prior to settlement resulting in accrual accounting treatment.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized gains and losses on derivatives contracts not held for trading purposes are reported either on a net or gross basis based on the relevant facts and circumstances. Hedging transactions that do not physically flow are included in the same caption as the items being hedged. A summary of our derivative activities and classification in our results of operations is:

	Purpose for Holding or	Transactions that	Transactions that
Instrument	Issuing Instrument(1)	Physically Flow/Settle	Financially Settle(2)

Power futures, forward, swap and option contracts	Power sales to end-use retail customers	Revenues	N/A(3)
	Power sales to wholesale customers	Revenues	Revenues
	Supply management revenues	Revenues	Cost of sales
	Power purchases related to our retail operations	Cost of sales	Cost of sales
	Power purchases related to wholesale operations	Cost of sales	Revenues
	Power purchases/sales related to our legacy trading and non-core asset management positions	Revenues	Revenues
Natural gas and fuel futures, forward, swap and option contracts	Natural gas and fuel purchases/sales related to our retail operations	N/A(3)	Cost of sales
	Natural gas and fuel sales related to wholesale operations	Revenues	Cost of sales
	Natural gas and fuel purchases related to wholesale operations	Cost of sales	Cost of sales
	Natural gas and fuel purchases/sales related to our legacy trading and non-core asset management positions	Cost of sales	Cost of sales
Interest rate swaps(4)	Interest rate risk associated with variable rate debt	N/A(3)	Interest expense
Emission and exchange allowances futures(5)	Price risk associated with purchases/sales of emission and exchange allowances	N/A(3)	Revenues/Cost of sales

(1)	The purpose for holding or issuing does not impact the accounting method elected for each instrument.

(2)	Includes classification for mark-to-market derivatives and amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges.

(3)	N/A is not applicable.

(4)	These instruments were liquidated in 2002 and the related deferred losses in accumulated other comprehensive loss are being amortized into interest expense through 2012.

(5)	Includes emission and exchange allowances futures for sulfur dioxide (SO2), nitrogen oxide (NOX) and carbon dioxide (CO2).

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

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to market risk, we are exposed to credit and operational risk. We have a risk control framework to manage these risks, which include: (a) measuring and monitoring these risks, (b) review and approval of new transactions relative to these risks, (c) transaction validation and (d) portfolio valuation and reporting. We use mark-to-market valuation, value-at-risk and other metrics in monitoring and measuring risk. Our risk control framework includes a variety of separate but complementary processes, which involve commercial and senior management and our Board of Directors. See note 2(g) for further discussion of our credit policy.

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

Cash Flow Hedges.  If certain conditions are met, a derivative instrument may be designated as a cash flow hedge. Derivatives designated as cash flow hedges must have a high correlation between price movements in the derivative and the hedged item. The changes in fair value of cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are, or have been, effective as hedges, until the forecasted transactions affect earnings. At the time the forecasted transactions affect earnings, we reclassify the amounts in accumulated other comprehensive income (loss) into earnings. We record the ineffective portion of changes in fair value of cash flow hedges immediately into earnings. For all other derivatives, changes in fair value are recorded as unrealized gains or losses in our results of operations.

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

Over the past several years, we have substantially decreased derivatives accounted for as cash flow hedges, in favor of utilizing the mark-to-market method of accounting or the normal purchase/normal sale exception for these derivatives. Effective September 1, 2006, we de-designated certain cash flow hedges of our coal contracts in the PJM and MISO regions and either began utilizing the mark-to-market method of accounting or elected the normal purchase/normal sale exception. During the fourth quarter of 2006, in connection with the credit-enhanced retail structure, we (a) de-designated cash flow hedges of natural gas futures and swap transactions used to hedge our retail energy business and began utilizing the mark-to-market method of accounting and (b) closed out a majority of our remaining generation hedges in the PJM region. During the first quarter of 2007, we de-designated our remaining cash flow hedges; therefore, as of December 31, 2008 and 2007, we do not have any designated cash flow hedges.

Presentation of Derivative Assets and Liabilities.  We adopted FIN 39-1 on January 1, 2008. Upon adoption we elected to present our derivative assets and liabilities on a gross basis (regardless of master netting arrangements with the same counterparty). Cash collateral amounts are also presented on a gross basis. We applied FIN 39-1 retrospectively for all financial statements presented.

The effect to our December 31, 2007 consolidated balance sheet was as follows: (Note — only line items impacted are shown.)

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
	As Previously
	Reported in the	Upon Adoption
	Form 10-K	of FIN 39-1
	(in millions)

Current derivative assets	$214	$663
Total current assets	2,784	3,233
Long-term derivative assets	90	376
Total other assets	1,450	1,736
Total assets	9,457	10,192
Current derivative liabilities	437	885
Total current liabilities	1,602	2,050
Long-term derivative liabilities	187	474
Total other liabilities	470	757
Total liabilities and stockholders’ equity	9,457	10,192

(g)	Credit Risk.

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

Our credit exposure is based on our derivative assets and accounts receivable from our wholesale energy counterparties and retail energy power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties. We provide reserves for non-investment grade counterparties representing a significant portion of our credit exposure. As of December 31, 2008, three investment grade counterparties represented 63% ($156 million) of our credit exposure. As of December 31, 2007, two non-investment grade counterparties represented 47% ($206 million) of our credit exposure. As of December 31, 2008 and 2007, we held no collateral from these counterparties. There were no other counterparties representing greater than 10% of our credit exposure.

(h)	Selling, General and Administrative Expenses.

Selling, general and administrative expenses include (a) selling and marketing, (b) bad debt expense and (c) other general and administrative expenses. Other general and administrative expenses include, among other items, (a) costs related to the unwind of the credit-enhanced retail structure, (b) financial services, (c) legal costs, (d) regulatory costs and (e) certain benefit costs.

(i)	Property, Plant and Equipment and Depreciation Expense.

We compute depreciation using the straight-line method based on estimated useful lives. Depreciation expense was $265 million, $309 million and $303 million during 2008, 2007 and 2006, respectively.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Estimated Useful	December 31,
	Lives (Years)	2008	2007
		(in millions)

Electric generation facilities	10 - 35	$5,481	$5,868
Building and building improvements	5 - 15	31	31
Land improvements	20 - 35	206	235
Other	3 - 10	492	470
Land		82	92
Assets under construction		405	157

Total		6,697	6,853
Accumulated depreciation		(1,820)	(1,630)

Property, plant and equipment, net		$4,877	$5,223

We periodically evaluate property, plant and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. We recorded no material property, plant and equipment impairments during 2008, 2007 and 2006.

In the future, we could recognize impairments if our wholesale energy market outlook changes negatively. In addition, our ongoing evaluation of our wholesale energy business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in impairment charges.

(j)	Intangible Assets and Amortization Expense.

Goodwill.  We perform our goodwill impairment test annually on April 1 and when events or changes in circumstances indicate that the carrying value may not be recoverable. See note 4.

Other Intangibles.  We recognize specifically identifiable intangible assets, including emission allowances, contractual rights, power generation site permits and water rights, when specific rights and contracts are acquired. We have no intangible assets with indefinite lives recorded as of December 31, 2008 and 2007.

(k)	Capitalization of Interest Expense.

We capitalize interest on capital projects greater than $10 million and under development for one year or more. During 2008, 2007 and 2006, we capitalized $17 million, $4 million and $0 of interest expense, respectively, relating primarily to our scrubber projects at the Cheswick and Keystone plants.

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

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable balances against the allowance for doubtful accounts when we determine a receivable is uncollectible.

(o)	Inventory.

We value fuel inventories at the lower of average cost or market. We remove these inventories as they are used in the production of electricity or sold. During 2008, 2007 and 2006, we recorded $40 million, $5 million and $19 million, respectively, for lower of average cost or market adjustments in cost of sales. We value materials and supplies at average cost. We remove these inventories when they are used for repairs, maintenance or capital projects. Sales of fuel inventory are classified as operating activities in the consolidated statement of cash flows.

	December 31,
	2008	2007
	(in millions)

Materials and supplies, including spare parts	$159	$151
Coal	90	55
Natural gas	25	29
Heating oil	41	50

Total inventory	$315	$285

(p)	Environmental Costs.

We expense environmental expenditures related to existing conditions that do not have future economic benefit. We capitalize environmental expenditures for which there is a future economic benefit. We record liabilities for expected future costs, on an undiscounted basis, related to environmental assessments and/or remediation when they are probable and can be reasonably estimated. See note 13(c).

(q)	Asset Retirement Obligations.

Our asset retirement obligations relate to future costs primarily associated with dismantling power plants and ash disposal site closures. Our asset retirement obligations are $19 million and $21 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, we have $18 million and $16 million, respectively (classified in other long-term assets) on deposit with the state of Pennsylvania to guarantee our obligation related to future closures of ash disposal landfill sites. See note 13(c).

(r)	Repair and Maintenance Costs for Power Generation Assets.

We expense repair and maintenance costs as incurred.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s)	Deferred Financing Costs.

We incur costs, which are deferred and amortized over the life of the debt, in connection with obtaining financings. See note 6. Changes in deferred financing costs, classified in other long-term assets are:

	2008	2007	2006
	(in millions)

Beginning of year	$67	$92	$112
Capitalized	—	31	17
Amortized	(7)	(10)	(16)
Accelerated amortization/write-offs(1)	(1)	(41)	(21	)(2)
Channelview deconsolidation(3)	—	(5)	—

End of year	$59	$67	$92

(1)	See note 6.

(2)	Of this amount, $5 million was recorded to additional-paid-in capital in connection with converting our debt to equity. See note 6.

(3)	Channelview was deconsolidated on August 20, 2007. See notes 1 and 20.

(t)	Gross Receipts Taxes.

We record gross receipts taxes for our retail energy segment on a gross basis in revenues and operations and maintenance expense in our consolidated statements of operations. During 2008, 2007 and 2006, our retail energy segment’s revenues and operation and maintenance expense include gross receipts taxes of $102 million, $98 million and $102 million, respectively.

(u)	Sales Taxes.

We record sales taxes collected from our taxable retail energy segment customers and remitted to the various governmental entities on a net basis, thus there is no impact on our consolidated statements of operations.

(v)	New Accounting Pronouncements Not Yet Adopted.

Fair Value Measurement for Non-Financial Assets and Liabilities.  For some non-financial assets and liabilities, the effective date for SFAS No. 157 fair value measurement criteria is January 1, 2009. We do not expect the standard to have a significant impact on our consolidated financial statements.

Disclosures about Derivatives and Hedging Activities.  SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161) is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is intended to enhance the related qualitative and quantitative disclosures by providing for additional information about objectives, strategies, accounting treatment, volume by commodity type and credit-risk-related contingent features. SFAS No. 161 was adopted on January 1, 2009.

Disclosures about Plan Assets.  The FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which is effective for 2009. In addition to enhanced disclosures regarding investment policies and strategies, this FSP will require us to disclose information about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS No. 157.

(3)	Related Party Transactions

(a)	Equity Contributions/Distributions.

During 2007 and 2006, we recorded non-cash capital distributions to CenterPoint of $2 million and $4 million, respectively, related to income tax matters.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)  Indemnities and Releases.

As part of our separation from CenterPoint, we agreed to indemnify our former parent company for liabilities associated with the business we acquired. See notes 11(d), 12(b) and 13(d).

(4)	Intangible Assets

(a)	Goodwill.

The following table shows goodwill by segment and the changes:

	Retail Energy	Wholesale Energy		Total
	(in millions)

As of January 1, 2007	$53	$329		$382
Changes	—	(2)		(2)

As of December 31, 2007	53	327		380
Wholesale energy goodwill impairment	—	(305)		(305)
Other changes	—	(22	)(1)	(22)

As of December 31, 2008	$53	$—		$53

(1)	Relates to the sale of our Channelview plant in July 2008 ($5 million) and the sale of our Bighorn plant in October 2008 ($17 million). See notes 19 and 20.

As of December 31, 2008 and 2007, we had $75 million and $86 million, respectively, of goodwill that is deductible for United States income tax purposes in future periods.

We test goodwill for impairment on an annual basis in April, and more often if events or circumstances indicate there may be impairment. We have two reporting segments: wholesale energy and retail energy. Goodwill impairment testing is performed at the reporting unit level, which is consistent with our reporting segments. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

During April, we tested goodwill for impairment and determined that no impairments existed.

During the third and fourth quarters of 2008, given recent adverse changes in the business climate and the credit markets, our market capitalization being lower than our book value during all of the fourth quarter and extending into 2009, our review of strategic alternatives to enhance stockholder value and reductions in our expected near-term cash flows from operations, we reviewed our goodwill for impairment. We concluded that no goodwill impairments occurred as of September 30, 2008. As discussed below, as of December 31, 2008, we concluded that our wholesale energy segment’s goodwill of $305 million was impaired. This charge is non-cash.

Goodwill is reviewed for impairments based on a two-step test. In the first step, we compare the fair value of each reporting unit with its net book value. We must apply judgment in determining the fair value of our reporting units for purposes of performing our goodwill impairment tests because quoted market prices for our reporting units are not available. In estimating the fair values of the reporting units, we use a combination of an income approach and a market-based approach.

•	Income approach—We discount the expected cash flows of each reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and cash flows and the rate of return an outside investor would expect to earn. To

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate cash flows beyond the final year of our model, we apply a terminal value multiple to the final year EBITDA.

•	Market-based approach— We use the guideline public company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies. We also use a public transaction method, which focuses on exchange prices in actual transactions as an indicator of fair value.

In weighting the results of the various valuation approaches, prior to the fourth quarter of 2008, we placed more emphasis on the income approach, using management’s future cash flow projections for each reporting unit and risk-adjusted discount rates. As our earnings outlook declined, our earnings variability increased and our market capitalization declined significantly in 2008, we increased the weighting of the estimates of fair value of our reporting units determined by the market-based approaches. Further, the aggregate estimated fair value of our reporting units was compared to our total market capitalization, adjusted for a control premium. A control premium is added to the market capitalization to reflect the value that exists with having control over an entire entity.

If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is considered to exist and no further testing is required. However, if the estimated fair value of the reporting unit is below the recorded net book value, a second step must be performed to determine the goodwill impairment required, if any. In the second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit, which is then allocated to the reporting unit’s assets and liabilities in accordance with purchase accounting rules. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower.

Estimation of our Wholesale Energy Reporting Unit’s Fair Value.  We estimate the fair value of our wholesale energy reporting unit based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches, as discussed above, (b) projections about the future power generation margins, (c) estimates of our future cost structure, (d) environmental assumptions, (e) risk-adjusted discount rates for our estimated cash flows, (f) selection of peer group companies for the public company market approach, (g) required level of working capital, (h) assumed EBITDA multiple for terminal values and (i) time horizon of cash flow forecasts.

As part of our process, we develop 15-year forecasts of earnings and cash flows, assuming that demand for power grows at the rate of two percent a year. We model all of our power generation facilities and those of others in the regions in which we operate, using these assumptions: (a) the markets in which we operate will continue to be deregulated and earn a market return; (b) there will be a recovery in electricity margins over time such that companies building new generation facilities can earn a reasonable rate of return on their investment, which implies that margins and therefore cash flows in the future would be better than they are today because market prices will need to rise high enough to provide an incentive for new plants to be built, and the entire market will realize the benefit of those higher margins and (c) the long-term returns on future construction of new generation facilities will likely be driven by integrated utilities, which we expect will have a lower cost of capital than merchant generators, which implies that the revenues and margins described in (b) above will be at the level of return required for a regulated entity instead of a deregulated company. We assume that the after-tax rate of return on new construction is 7.5%.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our assumptions for each of our goodwill impairment assessments during 2006, 2007 and 2008:

	April	April	April	September	December
	2006	2007	2008	2008	2008

Income approach assumptions
EBITDA multiple for terminal values(1)	7.5	8.0	8.0	7.0	7.0
Risk-adjusted discount rate for our estimated cash flows(2)	9.0%	9.5%	10.0%	11.0%	13.0%
Market-based approach assumptions
EBITDA multiple for publicly traded company	N/A	8	8	5	6
Valuation approach weightings(3)
Income approach	70%	70%	60%	80%	25%
Market-based approach	30%	30%	40%	20%	75%

(1)	Changed primarily due to market factors affecting peer company comparisons.

(2)	Increased primarily due to capital structure of peer company comparisons and increased required rate of return on debt and equity capital of peer companies.

(3)	Changed primarily due to increased focus on market-based approaches. See discussion above.

Based on our analysis, we concluded that the wholesale energy reporting unit did not pass the first step as of December 31, 2008, primarily due to lower expected cash flows due to the adverse business climate, significantly lower expected exchange transaction values due to credit market disruptions which would make it difficult for transactions to occur and increase the price of those transactions and significantly lower valuations for our peer companies. In addition, when we compared the aggregate of our fair value estimates of both reporting units to our market capitalization, including a control premium, we determined that the market participants’ views of our fair value had also declined significantly.

We then performed the second step of the impairment test, which requires an allocation of the fair value as the purchase price in a hypothetical acquisition of the reporting unit. The significant hypothetical purchase price allocation adjustments made to the assets and liabilities of our wholesale energy reporting unit consisted of the following:

•	Adjusting the carrying value of our property, plant and equipment to values that would be expected in the current credit and market environment;

•	Adjusting the carrying value of our emission allowances, which currently trade at amounts significantly higher than our book value;

•	Adjusting the carrying value of our debt, which has a lower fair value than our book value; and

•	Adjusting deferred income taxes for changes in the balances listed above.

After making these hypothetical adjustments, no residual value remained for a goodwill allocation resulting in the impairment of our wholesale energy reporting unit’s goodwill net carrying amount of $305 million as of December 31, 2008.

Estimation of our Retail Energy Reporting Unit’s Fair Value.  We estimate the fair value of our retail energy reporting unit based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches, as discussed above, (b) projections about future customer mix and related revenues, (c) estimates of our future cost structure, (d) risk-adjusted discount rates for our estimated cash flows, (e) selection of peer group companies for the public company market approach, (f) required level of working capital, (g) assumed EBITDA multiple for terminal values and (h) time horizon of cash flow forecasts. For the most recent reporting period, we determined that the recently announced sale to a subsidiary of NRG Energy, Inc. was the best estimate of the value of our retail energy reporting unit. Using that measure, the fair value of the reporting unit exceeded the book value and therefore, the goodwill was not impaired as of December 31, 2008.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Other Intangibles.

	Remaining
	Weighted		December 31,
	Average		2008				2007
	Amortization		Carrying		Accumulated		Carrying		Accumulated
	Period (Years)		Amount		Amortization		Amount		Amortization
	(in millions)

SO2 emission allowances(1)(2)	—	(1)	$178	(3)	$(51	)(3)	$444	(3)	$(307	)(3)
NOx emission allowances(1)(4)	—	(1)	145	(3)	—	(3)	335	(3)	(188	)(3)
Power generation site permits(5)	26		73		(14)		73		(12)
Water rights(5)	26		67		(18)		68		(16)
Renewable energy credits and other	—		7		—		8		—

Total			$470		$(83)		$928		$(523)

(1)	Amortized to amortization expense on a units-of-production basis. As of December 31, 2008, we have recorded (a) SO2 emission allowances through the 2039 vintage year (most of which relate to 2010 and beyond) and (b) NOx emission allowances through the 2039 vintage year (most of which relate to 2009 and beyond).

(2)	During 2008, 2007 and 2006, we purchased $48 million, $89 million and $22 million, respectively, of SO2 emission allowances.

(3)	During 2008, we wrote off the fully amortized carrying amount and accumulated amortization for SO2 and NOx emission allowances of $313 million and $200 million, respectively.

(4)	During 2008, 2007 and 2006, we purchased $13 million, $3 million and $1 million, respectively, of NOx emission allowances.

(5)	Amortized to amortization expense on a straight-line basis over the estimated lives.

Amortization expense consists of:

	2008	2007	2006
	(in millions)

Other intangibles, excluding contractual rights and obligations(1)(2)	$72	$115	$70

Contractual rights(3)	$—	$—	$(1)
Contractual obligations(1)(3)	—	—	3

Net	$—	$—	$2

(1)	Contractual obligations are classified as other long-term liabilities.

(2)	Includes amortization of emission allowances of $68 million, $110 million and $65 million during 2008, 2007 and 2006, respectively.

(3)	Contractual rights and contractual obligations are amortized to revenues and cost of sales, as applicable, based on the estimated realization of the fair value established on the acquisition date over the contractual lives. The contractual rights were fully amortized as of December 31, 2006.

Estimated amortization expense based on our intangibles as of December 31, 2008 for the next five years is (in millions):

2009	$13	(1)
2010	16	(1)
2011	16	(1)
2012	16	(1)
2013	16	(1)

(1)	These amounts do not include expected amortization expense of emission allowances, which have not been purchased as of December 31, 2008.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Derivatives and Hedging Activities

We use derivative instruments to manage operational or market constraints, to increase return on our generation assets and to execute our retail energy segment’s supply procurement strategy. The instruments used are fixed-price derivative contracts to hedge the variability in future cash flows from forecasted sales of power and purchases of fuel and power. Our objective in entering into these fixed-price derivatives is to fix the price for a portion of these transactions. See note 2(f).

As of December 31, 2008 and 2007, we do not have any designated cash flow hedges. Amounts included in accumulated other comprehensive loss are:

	December 31, 2008
		Expected to be
		Reclassified into
		Results of Operations
	At the End of the Period	in Next 12 Months
	(in millions)

De-designated cash flow hedges	$49	$15

Although we discontinued our proprietary trading business in March 2003, we have legacy trading and non-core asset management positions. The income (loss) associated with these transactions is:

	2008	2007	2006
	(in millions)

Revenues	$(8)	$1	$1
Cost of sales	33	18	26

Total	$25	$19	$27

The unrealized income (loss) of our energy and interest rate derivative instruments is:

	2008	2007		2006
	(in millions)

Energy derivatives:
Hedge ineffectiveness gains (losses)	$1 (1)	$6	(1)	$(69)
Other net unrealized gains (losses)	(744)	439		(162)
Interest rate swaps(2):
Other net unrealized losses	—	(5)		(11)

Total(3)(4)	$(743)	$440		$(242)

(1)	As discussed above, during 2007, we de-designated our remaining cash flow hedges; the amount reflected here subsequent to that time relates to previously measured ineffectiveness reversing due to settlement of the derivative contracts.

(2)	These instruments were liquidated in 2002 and the related deferred losses in accumulated other comprehensive loss are being amortized into interest expense through 2012. An insignificant amount was amortized during 2008.

(3)	No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(4)	Includes $0, $0 and $3 million loss for 2008, 2007 and 2006, respectively, recognized in our results of continuing operations as a result of the discontinuance of cash flow hedges for forecasted transactions that we determined were probable of not occurring.

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

	2006
	Income/Loss from
	Continuing Operations
	before Income Taxes		Net Loss
	(in millions)

Cash flow hedges(1)	$—		$—
Mark-to-market derivatives	(32	)(2)	(20)

Total	$(32)		$(20	)(3)

(1)	The impact relating to cash flow hedges was an increase in our net derivative liabilities of $9 million and a $5 million increase in accumulated other comprehensive loss, net of income taxes.

(2)	This amount represented an increase in our net derivative liabilities and an increase in net unrealized losses on energy derivatives, which were recorded $(1) million in revenues and $(31) million in cost of sales.

(3)	This represents a $0.07 impact on loss per share for 2006.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Debt

(a)	Overview.

Outstanding debt:

	December 31,
	2008			2007
	Weighted			Weighted
	Average			Average
	Stated			Stated
	Interest			Interest
	Rate(1)	Long-term	Current	Rate(1)	Long-term	Current
	(in millions, except interest rates)

Facilities, Bonds and Notes:
Reliant Energy:
Senior secured revolver due 2012	3.18%	$—	$—	6.45%	$—	$—
Senior secured notes due 2014(2)	6.75	667	—	6.75	671	41
Senior unsecured notes due 2013(3)		—	—	9.50	13	—
Senior unsecured notes due 2014	7.625	575	—	7.625	575	—
Senior unsecured notes due 2017	7.875	725	—	7.875	725	—
Convertible senior subordinated notes (unsecured)(4)		—	—	5.00	2	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)	12.00	400	—	12.00	400	—
Reliant Energy Seward, LLC PEDFA(5)fixed-rate bonds due 2036	6.75	500	—	6.75	500	—
Reliant Energy Power Supply, LLC working capital facility(6)		—	—	5.30	—	—

Total facilities, bonds and notes		2,867	—		2,886	41

Other:
Adjustment to fair value of debt(7)		4	13		17	11

Total other debt		4	13		17	11

Total debt		$2,871	$13		$2,903	$52

(1)	The weighted average stated interest rates are as of December 31, 2008 or 2007.

(2)	We repurchased $45 million during 2008 and incurred an insignificant amount of debt extinguishment costs.

(3)	In July 2008, we called the remaining $13 million.

(4)	During 2008, the remaining outstanding notes were converted to common stock.

(5)	PEDFA is the Pennsylvania Economic Development Financing Authority.

(6)	This agreement was terminated in December 2008. See notes 7 and 13(b).

(7)	Debt acquired in the acquisition of Orion Power Holdings, Inc. (Orion Power Holdings) and subsidiaries (Orion Power) was adjusted to fair value as of the acquisition date. Included in interest expense is amortization of $11 million, $11 million and $9 million for valuation adjustments for debt during 2008, 2007 and 2006, respectively.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts borrowed and available for borrowing under our revolving credit agreements as of December 31, 2008 are:

	Total Committed	Drawn	Letters	Unused
	Credit	Amount	of Credit	Amount
	(in millions)

Reliant Energy senior secured revolver due 2012	$500	$—	$47	$453
Reliant Energy letter of credit facility due 2014	250	—	249	1

	$750	$—	$296	$454

Debt maturities as of December 31, 2008 are:

		Reliant Energy
	Reliant Energy	Consolidated
	(in millions)

2009	$—	$—
2010	—	400
2011	—	—
2012	—	—
2013	—	—
2014 and thereafter	1,967	2,467

	$1,967	$2,867

(b)	Financing Activity.

2007 Financing Activity.  We completed a refinancing in June 2007, the components of which included:

•	Downsize of:

•	$700 million to $500 million senior secured revolver and extension of maturity from 2009 to 2012, and

•	$300 million to $250 million senior secured letter of credit facility and extension of maturity from 2010 to 2014;

•	Issuance of:

•	$575 million 7.625% senior unsecured notes due 2014, and

•	$725 million 7.875% senior unsecured notes due 2017;

•	Repayment of:

•	$521 million 9.25% senior secured notes due 2010,

•	$537 million 9.50% senior secured notes due 2013, and

•	$400 million senior secured term loan due 2010.

2006 Financing Activity.  In connection with the credit-enhanced retail structure (see notes 7 and 13(b)), we completed a refinancing in December 2006, the components of which included:

•	Amendment and downsize of:

•	$1.7 billion to $700 million senior secured revolver; and

•	$530 million to $400 million senior secured term loans;

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Issuance of:

•	$300 million letter of credit facility, and

•	$300 million retail working capital facility; and

•	Repayment of $450 million retail receivables facility.

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

The June 2007 credit facilities restrict our ability to, among other actions, (a) encumber our assets, (b) enter into business combinations or divest our assets, (c) incur additional debt or engage in sale and leaseback transactions, (d) pay dividends or pay subordinated debt, (e) enter into some transactions with affiliates, (f) materially change our business or (g) repurchase capital stock. When there are any revolving loans or revolving letters of credit outstanding under our June 2007 credit facilities, we are required to achieve specified levels for the ratio of consolidated secured debt to adjusted net earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization (consolidated secured leverage ratio). We were in compliance with these covenants as of December 31, 2008.

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

In July 2007, we called the remaining $29 million of our 2010 notes. In July 2008, we called the remaining $13 million of our 2013 notes.

Senior Secured 6.75% Notes.  The senior secured notes are guaranteed by and secured by the assets and stock of some of our subsidiaries. See note 16. If our June 2007 credit facilities become unsecured and certain credit ratios are achieved for two consecutive quarters, the senior secured notes will become unsecured. Upon a change of control, the notes require that an offer to purchase the notes be made at a purchase price of 101% of the principal

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount. The senior secured notes have negative covenants similar to the negative covenants in our June 2007 credit facilities. During 2007 and 2008, we repurchased $38 million and $45 million, respectively.

Convertible Senior Subordinated Notes.  In December 2006, we completed an exchange offer for our 5.00% convertible senior subordinated notes. Approximately 99.2% of the holders accepted the offer, resulting in $2 million outstanding as of December 31, 2007. We (a) issued an aggregate of 28.6 million shares of our common stock (104.8108 shares per $1,000 principal) and paid an aggregate cash premium of $41 million ($150 per $1,000 principal) to the holders who exchanged their notes and (b) recognized a charge of $37 million for the debt conversion expense during 2006. This represented a non-cash conversion of debt to equity of $273 million. During 2008, the remaining outstanding notes were converted to common stock.

Orion Power Holdings Senior Notes.  These notes were recorded at a fair value of $479 million upon the acquisition of Orion Power. The $79 million premium is being amortized to interest expense over the life of the notes. The senior notes are senior unsecured obligations of Orion Power Holdings, are not guaranteed by any of Orion Power Holdings’ subsidiaries and are non-recourse to Reliant Energy. The senior notes have covenants that restrict the ability of Orion Power Holdings and its subsidiaries to, among other actions, (a) pay dividends or pay subordinated debt, (b) incur indebtedness or issue preferred stock, (c) make investments, (d) divest assets, (e) encumber its assets, (f) enter into transactions with affiliates, (g) engage in unrelated businesses and (h) engage in sale and leaseback transactions. As of December 31, 2008, conditions under these covenants were not met that allow the payment of dividends by Orion Power Holdings. As of December 31, 2008, the adjusted net assets of Orion Power that are restricted to Reliant Energy are $1.3 billion.

Reliant Energy Seward, LLC PEDFA Bonds.  Reliant Energy Seward, LLC (Seward) partially financed the construction of its power plant with proceeds from the issuance of tax-exempt revenue bonds by PEDFA. These bonds are guaranteed by Reliant Energy and each guarantee is secured by the same collateral as our senior secured notes and has covenants similar to the June 2007 credit facilities. If our June 2007 credit facilities become unsecured and certain ratios are achieved for two consecutive quarters, the PEDFA bonds will become secured by only certain assets of our Seward power plant. Upon a change of control, the guarantees require that an offer to purchase the bonds be made at a purchase price of 101% of the principal amount.

Channelview LP.  Channelview LP was deconsolidated on August 20, 2007 and the plant was sold on July 1, 2008. See notes 1 and 20. Channelview LP had entered into a credit agreement that financed the construction of the power plant.

Retail Working Capital Facility.  In connection with the credit-enhanced retail structure, in December 2006, we entered into a $300 million working capital facility agreement with Merrill Lynch. The working capital facility included a $150 million minimum adjusted EBITDA requirement for RERH Holdings, LLC and its subsidiaries (RERH Holdings) for each trailing four-quarter period. In December 2008, we terminated this working capital facility. See note 13(b) for discussion of the Merrill Lynch action related to the working capital facility.

(d)	Warrants.

In March 2003, we issued 7.8 million common stock warrants with an exercise price of $5.09 per share in connection with a credit facility. We recorded the fair value of the warrants ($15 million) as a discount to debt and an increase to additional paid-in capital. As of December 31, 2007, 5,149,656 warrants were outstanding. The unexercised warrants expired in August 2008. We amortize the debt discount to interest expense over the life of the related debt. During 2008, 2007 and 2006, the amortization was insignificant.

(7)	Credit-Enhanced Retail Structure with Merrill Lynch and Unwind of Such Structure

The credit sleeve and reimbursement agreement (the agreement) with Merrill Lynch became effective on December 1, 2006, which substantially eliminated our collateral postings for the retail energy business. See discussion below regarding our decision to unwind the credit-enhanced retail structure.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We paid Merrill Lynch one-time structuring fees of $14 million ($13 million in 2006 and $1 million in 2007), which were expensed as general and administrative costs. We also pay a fee to Merrill Lynch of $0.40 for each megawatt hour (MWh) of power that we deliver to our retail customers. This fee ($27 million, $26 million and $2 million during 2008, 2007 and 2006, respectively) is classified as interest expense. We are obligated to reimburse Merrill Lynch to the extent that any guarantees are called upon or any collateral posted by Merrill Lynch is foreclosed upon in the event we do not meet our obligations to our suppliers. To date, we have not been required to reimburse Merrill Lynch for these items.

The initial term of the agreement was five years. The agreement includes an “evergreen” provision that automatically extends the term of the agreement unless either party gives notice to not extend. The current termination date is December 31, 2013. We are permitted to terminate at any time. Merrill Lynch does not have an early termination option.

In connection with the agreement, we implemented a structure so that the entities comprising our retail energy business became subsidiaries of RERH Holdings, LLC. The agreement (a) restricts the ability of RERH Holdings, LLC and it subsidiaries (RERH Holdings) to, among other actions, (i) encumber its assets, (ii) sell certain assets, (iii) incur additional debt, (iv) pay dividends or pay subordinated debt, (v) make investments or acquisitions or (vi) enter into certain transactions with affiliates and (b) requires us to manage our risks related to commodity prices. Our obligations under the agreement with Merrill Lynch are secured by first liens on the assets of RERH Holdings, which have a net book value of $(252) million (liabilities exceed assets) as of December 31, 2008. RERH Holdings, as well as our subsidiaries Reliant Energy Trademark Trust and Reliant Energy IT Trust that provide trademark assets and information technology services to our retail energy business, are designed to maintain the separate nature of their assets, avoid consolidation of such assets with the bankruptcy estate of Reliant Energy in the event Reliant Energy ever becomes subject to such a proceeding, and ensure that such assets are available first and foremost to satisfy their creditors’ claims. The obligations of RERH Holdings under the agreement are non-recourse to Reliant Energy.

The ongoing turmoil in the financial markets and uncertainty in the overall economic outlook have resulted in a significant increase in the cost and reduction in the availability of capital. The impact of this turmoil and uncertainty has been to increase Merrill Lynch’s cost to perform under the credit-enhanced retail structure. To us, the credit-enhanced retail structure represents a significant concentration of credit risk with Merrill Lynch. As a result of this and because of disagreements with Merrill Lynch regarding the minimum adjusted retail EBITDA covenant in our working capital facility, in September 2008, we decided to pursue an orderly unwind of the credit-enhanced retail structure. To ensure that we would have sufficient capital to operate our retail business without the benefit of the credit-enhanced retail structure, we secured commitments for $1 billion in new capital.

In November 2008, we made the decision to exit the C&I portion of our retail energy business either through a wind down or sale of the C&I contracts, which will significantly reduce our long-term capital requirements for collateral and reached an agreement to sell our Northeast C&I contracts. See note 19. In connection with this decision, we terminated the $1 billion in new capital commitments. We incurred and expensed costs of $66 million (included in other general and administrative expenses) during 2008 in connection with these commitments and other events related to our decision to unwind the credit-enhanced retail structure.

In early December 2008, we exercised our right to terminate the Merrill Lynch $300 million retail working capital facility. No borrowings were outstanding under this facility. In late December 2008, Merrill Lynch filed a

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claim seeking a judgment declaring that under the credit sleeve and reimbursement agreement (the agreement) we did not have the right to terminate the working capital facility.

If Merrill Lynch is successful with its claim, it could seek to exercise remedies under the agreement. There is a range of possible remedies available to Merrill Lynch under the agreement, including, without limitation:

•	declaring an unwind of the agreement, which would result in Merrill Lynch ceasing to provide credit support for new retail supply and hedging transactions;

•	delivering notice to our retail supply counterparties that future transactions will not have Merrill Lynch collateral support; and

•	seeking to foreclose on its collateral, the assets comprising our retail energy business.

However, Merrill Lynch cannot require us to post collateral to replace its credit support for our existing business. Depending on the specific remedy that Merrill Lynch may elect to pursue, cross defaults could occur under our June 2007 credit facilities. In order to prevent any possible cross defaults, we would seek a waiver of any default from these lenders. If we were unable to obtain a waiver on commercially reasonable terms, $750 million of liquidity would be terminated, a portion of which could take the form of posting cash for outstanding letters of credit. For these credit facilities, as of December 31, 2008, we have $0 outstanding in debt, $296 million outstanding as letters of credit and $454 million as available liquidity. It is uncertain whether Merrill Lynch would exercise any of its remedies. We do not believe any of these outcomes would have a material impact on the financial position, results of operations or cash flows of our wholesale energy business.

Merrill Lynch stated in its December 2008 claim that, reserving all its rights, until further notice it intends to continue to perform under the credit-enhanced retail structure and provide credit enhancement to us in connection with our retail energy business. We intend to continue to pursue longer-term arrangements to unwind the credit-enhanced retail structure. See note 13(b).

For discussion of our agreement to sell our Texas retail business, see note 22.

(8)	Stockholders’ Equity

The following describes our capital stock activity:

Common Stock
(shares in thousands)

As of January 1, 2006	304,900
Issued to benefit plans	3,732
Issued for warrants	390
Issued for converted debt	28,601

As of December 31, 2006	337,623
Issued to benefit plans	5,562
Issued for warrants	1,384
Issued for converted debt	11

As of December 31, 2007	344,580
Issued to benefit plans	1,064
Issued for warrants	3,958
Issued for converted debt	211

As of December 31, 2008	349,813

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Earnings (Loss) Per Share

Reconciliations of the amounts used in the basic and diluted earnings (loss) per common share computations are:

	2008	2007		2006
	(in millions)

Income (loss) from continuing operations (basic)	$(748)	$358		$(327)
Plus: Interest expense on 5.00% convertible senior subordinated notes, net of tax	— (1)	—	(2)	— (1)

Income (loss) from continuing operations (diluted)	$(748)	$358		$(327)

(1)	As we incurred a loss from continuing operations for this period, diluted loss per share is calculated the same as basic loss per share.

(2)	In December 2006, we converted 99.2% of our convertible senior subordinated notes to common stock; therefore, this amount is insignificant.

Diluted Weighted Average Shares Calculation:	2008		2007		2006
	(shares in thousands)

Weighted average shares outstanding (basic)	347,823		342,467		307,705
Plus: Incremental shares from assumed conversions:
Stock options	—	(1)	4,885		—	(1)
Restricted stock	—	(1)	505		—	(1)
Employee stock purchase plan	—	(1)	47		—	(1)
5.00% convertible senior subordinated notes	—	(1)	213	(2)	—	(1)
Warrants	—	(1)	4,674		—	(1)

Weighted average shares outstanding assuming conversion (diluted)	347,823		352,791		307,705

(1)	See footnote 1 above regarding diluted loss per share.

(2)	See footnote 2 above.

We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect:

	2008		2007		2006
	(shares in thousands, dollars in millions)

Shares excluded from the calculation of diluted earnings/loss per share	5,290	(1)(3)	N/A	(2)	35,951	(1)(3)
Shares excluded from the calculation of diluted earnings/loss per share because the exercise price exceeded the average market price	2,270	(4)	2,005	(4)	2,536	(4)
Interest expense (after-tax) that would be added to income if 5.00% convertible senior subordinated notes were dilutive	—	(1)	N/A	(2)	$9	(1)

(1)	On December 21, 2006, we converted 99.2% of our convertible senior subordinated notes to common stock. During the nine months ended September 30, 2008, the remaining outstanding notes were converted to common stock. See note 6.

(2)	Not applicable as we included the item in the calculation of diluted earnings/loss per share.

(3)	Potential shares excluded consist of convertible senior subordinated notes, warrants, stock options, restricted stock, performance-based shares and shares related to the employee stock purchase plan.

(4)	Includes stock options.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Stock-Based Incentive Plans and Benefit Plans

(a)	Stock-Based Incentive Plans.

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

As of December 31, 2008, 37 million shares are authorized for issuance under our stock-based incentive plans. No more than 25% of these shares can be granted as stock-based awards other than options. We have generally issued new shares when stock options are exercised and for other equity-based awards.

Summary.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (using the modified prospective method). SFAS No. 123R requires compensation costs related to share-based transactions to be recognized in the financial statements based on estimated fair values at the grant dates. Our compensation expense for our stock-based incentive plans was:

	2008	2007	2006
	(in millions)

Stock-based incentive plans compensation expense (pre-tax)	$10	$26	$30

Income tax impact (before impact of the valuation allowances)	$(6)	$(9)	$(9)

We did not capitalize any stock-based compensation costs as an asset during 2008, 2007 and 2006.

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

Valuation Data.  Below is the description of the methods used to estimate the fair value of our various awards in accordance with SFAS No. 123R.

Time-based stock options	Black-Scholes option-pricing model value on the grant date
Time-based restricted stock(1)	Market price of our common stock on the grant date
Time-based cash units(2)	Market price of our common stock on each reporting measurement date
Performance-based stock(3)	Market price of our common stock on each reporting measurement date until accounting grant date
Performance-based options(3)	Black-Scholes option-pricing model value on each reporting measurement date until accounting grant date
Performance-based cash units(2)	Market price of our common stock on each reporting measurement date
Market-based cash units(2)	Monte Carlo simulation valuation model value on each reporting measurement date
Employee stock purchase plan	Black-Scholes option-pricing model value on the first day of the offering period

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Restricted stock and restricted stock units are referred to as “restricted stock.”

(2)	These are liability-classified awards under SFAS No. 123R.

(3)	No awards were granted during 2008, 2007 and 2006.

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

Summarized time-based option activity is:

	2008
			Weighted	Weighted
			Average	Average Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Options		Price	Terms (Years)	Value
					(in millions)

Beginning of period	5,745,754		$15.21	4	$71
Granted	499,227		23.39
Exercised	(228,416	)(1)	8.08
Forfeited	(52,195)		19.11
Expired	(245,783)		29.07

End of period	5,718,587	(2)(3)	15.58	4	2

Exercisable at the end of period	4,939,767		14.63	3	2

(1)	Received proceeds of $2 million. Intrinsic value was $3 million on the exercise dates. No tax benefits were realized in 2008 due to our net operating loss carryforwards.

(2)	We estimate that 154,468 of these will be forfeited.

(3)	As of December 31, 2008, the total compensation cost related to nonvested time-based stock options not yet recognized and the weighted-average period over which it is expected to be recognized is $4 million and 2 years, respectively.

	2007		2006
	(in millions, except per unit amounts)

Weighted average grant date fair value of the time-based options granted	$7.32		$—
Proceeds from exercise of time-based options	21		16
Intrinsic value of exercised time-based options	26		8
Tax benefits realized	—	(1)	—	(1)

(1)	None realized due to our net operating loss carryforwards.

Our time-based stock option awards are based on the following weighted average assumptions and resulting fair value. No time-based stock options awards were granted during 2006.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007

Expected term in years(1)	6	6
Estimated volatility(2)	38.37%	31.04%
Risk-free interest rate	3.17%	4.63%
Dividend yield	0%	0%
Weighted-average fair value	$9.88	$7.32

(1)	The expected term is based on a binomial lattice model.

(2)	We estimate volatility based on historical and implied volatility of our common stock.

Time-Based Restricted Stock Awards.  We grant time-based restricted stock awards to officers, key employees and directors. In general, these awards vest, subject to the participant’s continued employment, three years from the grant date. In October 2008, the committee granted 78,500 restricted stock units (which are included in the time-based restricted stock awards disclosure below) to the Executive Chairman under the Reliant Energy, Inc. 2002 Long-Term Incentive Plan. These awards were fully vested on the grant date. Compensation expense is measured at fair value on the grant date, net of estimated forfeitures, and expensed on a straight-line basis over the requisite service period.

Summarized restricted stock award activity is:

	2008
			Weighted
			Average Grant
	Shares		Date Fair Value

Beginning of period	1,047,403		$14.04
Granted	523,072		19.47
Vested	(329,420	)(1)	14.99
Forfeited	(72,473)		16.05

End of period	1,168,582	(2)	16.08

December 31, 2008 total compensation cost related to nonvested time-based restricted stock awards not yet recognized	$8 million

Weighted average period over which the nonvested time-based restricted stock is expected to be recognized	2 years

(1)	Based on the market price of our common stock on the vesting date, $6 million in fair value vested.

(2)	We estimate that 108,452 of these will be forfeited.

	2007	2006
	(in millions, except per unit amounts)

Fair value of time-based restricted stock that vested based on market price of our common stock on the vesting date	$9	$11
Weighted-average grant date fair value of time-based restricted stock granted	18.91	11.64

Time-Based Cash Awards.  We grant time-based cash awards (cash units with each cash unit having an equivalent fair market value of one share of our common stock on the vesting date) to officers and key employees. In general, these awards vest, subject to the participant’s continued employment, three years from the grant date. Compensation expense is measured at fair value on each financial reporting measurement date, net of estimated forfeitures, and expensed on a straight-line basis (although subject to changes in fair value) over the requisite

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service period. As of December 31, 2008 and 2007, we had $2 million liability and $8 million liability, respectively, recorded for these awards.

During 2008 and 2007, 218,524 and 392,126 time-based cash awards vested and were paid in the amount of $4 million and $8 million, respectively. During 2006, no time-based cash awards vested and we did not pay cash for any stock-based liabilities. As of December 31, 2008, the total compensation cost related to nonvested time-based cash awards not yet recognized is $1 million and the weighted-average period over which it is expected to be recognized is two years.

Performance-Based and Market-Based Awards.  We grant performance-based and market-based awards to officers and key employees. The number of performance-based awards earned is determined at the end of each performance period. As of December 31, 2008 and 2007, there were no outstanding performance-based awards. As of December 31, 2008 and 2007, there were 354,772 and 0 outstanding market-based awards, respectively. Compensation expense is measured at fair value, net of estimated forfeitures, at each reporting measurement date preceding the grant date for accounting purposes. As of December 31, 2008 and 2007, we had $1 million and $0 liability, respectively, recorded for these awards.

During February 2008, the compensation committee of our board of directors granted stock-based compensation awards to 47 of our officers under the Reliant Energy, Inc. 2002 Long-Term Incentive Plan. The committee granted 461,824 time-based stock options (exercise price of $23.38 per share, which vest in three equal installments during February 2009, 2010 and 2011 and are included in the time-based stock options disclosures above), 215,527 time-based restricted stock units (which vest during February 2011 and are included in the time-based restricted stock awards disclosures above) and 371,586 market-based cash units (each payable into a cash amount equal to the market value of one share of our common stock if our common stock closes at $32 or higher for 20 consecutive trading days before February 19, 2011). As of December 31, 2008, no market-based cash units had vested.

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

Summarized performance-based option activity of the Key Employee Program is:

	2008
				Weighted
				Average
			Weighted	Remaining
			Average	Contractual	Aggregate
			Exercise	Term	Intrinsic
	Options		Price	(Years)	Value
					(in millions)

Beginning of period	2,903,800		$8.33	6	$52
Exercised	(49,800	)(1)	8.14

End of period	2,854,000		8.34	5	—

Exercisable at end of period	2,854,000		8.34	5	—

Weighted average grant date fair value	N/A

(1)	Received an insignificant amount of proceeds; intrinsic value was $1 million on the exercise dates. No tax benefits were realized in 2008 due to our net operating loss carryforwards.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our option awards under the Key Employee Program are based on the following weighted average assumptions and resulting fair values for 2007 and 2006:

Expected term in years(1)	3
Estimated volatility(2)	31.21%
Risk-free interest rate	4.9%
Dividend yield	0%
Weighted-average fair value	7.52

(1)	The expected term is based on a projection of exercise behavior considering the contractual terms and the participants of the option awards.

(2)	We estimated volatility based on historical and implied volatility of our common stock.

Other than the performance-based and market-based awards that vested in 2007, there were no other material performance-based or market-based awards that vested in 2008, 2007 and 2006.

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

The estimated fair value of the discounted share price element in our ESPP is based on the following weighted average assumptions:

	2008	2007	2006

Expected term in years	0.5	0.5	0.5
Estimated volatility(1)	37.44%	21.32%	42.96%
Risk-free interest rate	2.94%	5.07%	4.74%
Dividend yield	0%	0%	0%
Weighted-average fair value	$6.42	$3.87	$3.02

(1)	We estimated volatility based on the historical volatility of our common stock.

During 2008, 2007 and 2006, we issued 477,465 shares, 786,458 shares and 859,549 shares, respectively, under the ESPP and received $9 million, $9 million and $8 million, respectively, from the sale of shares to employees. Approximately 9 million reserved unissued shares were available under the ESPP as of December 31, 2008.

Other.  We did not use cash to settle equity instruments granted under stock-based compensation plans during 2008, 2007 or 2006. Some of our stock based equity awards provide for the settlement of the award in cash by us pursuant to change of control provisions and we do not believe it is probable these awards will become redeemable. During 2008, 2007 and 2006, there were no significant modifications to our outstanding stock-based awards.

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

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our benefit obligations and funded status are:

	Pension		Postretirement Benefits
	2008	2007	2008	2007
	(in millions)

Change in Benefit Obligation
Beginning of year	$98	$90	$78	$73
Service cost	6	6	1	2
Interest cost	5	5	4	4
Benefits paid	(4)	(2)	(1)	—
Settlement(1)	(2)	—	—	—
Amendments/adjustments	1	—	2	—
Actuarial gain	(1)	(1)	(3)	(1)

End of year	$103	$98	$81	$78

Change in Plan Assets
Beginning of year	$75	$59	$—	$—
Employer contributions	6	14	1	—
Benefits paid	(4)	(3)	(1)	—
Effect of settlement(1)	(2)	—	—	—
Actual investment return	(21)	5	—	—

End of year	$54	$75	$—	$—

Funded status	$(49)	$(23)	$(81)	$(78)

(1)	Settlement relates to termination of the Channelview plan. See note 20.

Amounts recognized in the consolidated balance sheets are:

			Postretirement
	Pension		Benefits
	December 31,		December 31,
	2008	2007	2008	2007
	(in millions)

Current liabilities	$—	$—	$(3)	$(2)
Noncurrent liabilities	(49)	(23)	(78)	(76)

Net amount recognized	$(49)	$(23)	$(81)	$(78)

The accumulated benefit obligation for all pension plans was $94 million and $87 million as of December 31, 2008 and 2007, respectively. All pension plans have accumulated benefit obligations in excess of plan assets.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit costs are:

	Pension			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(in millions)

Service cost	$6	$6	$6	$1	$2	$2
Interest cost	5	5	5	4	4	4
Expected return on plan assets	(5)	(4)	(4)	—	—	—
Adjustment to annual expense	—	—	—	2	—	—
Net amortization	1	1	1	1	—	—

Net periodic benefit costs	$7	$8	$8	$8	$6	$6

As of December 31, 2008, $3 million and $2 million of net actuarial loss and net prior service costs, respectively, in accumulated other comprehensive loss are expected to be recognized in net periodic benefit cost during the next 12 months.

Assumptions.  The significant weighted average assumptions used to determine the benefit obligations are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2008	2007	2008	2007

Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.0%	3.0%	N/A	N/A

The significant weighted average assumptions used to determine the net periodic benefit costs are:

	Pension			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.0%	3.0%	3.0%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%	N/A	N/A	N/A

As of December 31, 2008 and 2007, we developed our expected long-term rate of return on pension plan assets based on third party models. These models consider expected inflation, current dividend yields, expected corporate earnings growth and risk premiums based on the expected volatility of each asset category. We weight the expected long-term rates of return for each asset category to determine our overall expected long-term rate of return on pension plan assets. In addition, we review peer data and historical returns.

Our assumed health care cost trend rates used to measure the expected cost of benefits covered by our postretirement plans are:

	2008	2007	2006
	(in millions)

Health care cost trend rate assumed for next year(1)	7.9%	8.3%	9.0%
Rate to which the cost trend rate is assumed to gradually decline (ultimate trend rate)(1)	5.5%	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2015	2015	2015

(1)	Represents blended rate for medical and prescription drug costs.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates can have a significant effect on the amounts reported for our health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2008:

	One-Percentage Point
	Increase	Decrease
	(in millions)

Effect on service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligation	10	(9)

Plan Assets.  Our pension weighted average asset allocations and target allocation by asset category are:

	Percentage of Plan Assets		Target
	as of December 31,		Allocation
	2008	2007	2009

Domestic equity securities	38%	49%	40%
International equity securities	20	10	20
Global equity securities	9	10	10
Debt securities	33	31	30

Total	100%	100%	100%

In managing the investments associated with the pension plans, our objective is to exceed, on a net-of-fee basis, the rate of return of a performance benchmark composed of the following indices:

Asset Class	Index	Weight

Domestic equity securities	MSCI U.S. Broad Market Index	40%
International equity securities	MSCI All Country World Ex-U.S. Index	20
Global equity securities	MSCI All Country World Index	10
Debt securities	Lehman Brothers Aggregate Bond Index	30

		100%

As a secondary measure, we compare asset performance to the returns of a universe of comparable funds, where applicable, over a full market cycle. Our Benefits Committee reviews plan asset performance each quarter by comparing the actual quarterly returns of each asset class to its related benchmark. Our plan assets have generally performed in accordance with the benchmarks.

Cash Obligations.  We expect pension cash contributions to approximate $21 million during 2009. Expected benefit payments for the next ten years, which reflect future service as appropriate, are:

		Postretirement
	Pension	Benefits
	(in millions)

2009	$4	$3
2010	4	3
2011	4	4
2012	5	5
2013	6	5
2014-2018	41	34

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Savings Plan.

We have employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code. Our savings plans benefit expense, including the matching contributions of generally up to 6% and discretionary contributions, was $25 million, $24 million and $19 million during 2008, 2007 and 2006, respectively.

We sponsor non-qualified deferred compensation plans for key and highly compensated employees. Our obligations under these plans were $33 million and $41 million and related rabbi trust investments were $21 million and $29 million as of December 31, 2008 and 2007, respectively.

(d)	Other Employee Matters.

As of December 31, 2008, approximately 29% of our employees are subject to collective bargaining arrangements. Approximately 6% of our employees are subject to collective bargaining arrangements that will expire in 2009.

(11)	Income Taxes

(a)	Summary.

Our income tax expense (benefit) is:

	2008	2007	2006
	(in millions)

Current:
Federal	$7	$—	$—
State	40	16	30

Total current	47	16	30

Deferred:
Federal	(209)	121	(19)
State	37	(2)	(133)

Total deferred	(172)	119	(152)

Income tax expense (benefit) from continuing operations	$(125)	$135	$(122)

Income tax expense (benefit) from discontinued operations	$(2)	$—	$(5)

A reconciliation of the federal statutory income tax rate to the effective income tax rate for our continuing operations is:

	2008	2007	2006

Federal statutory rate	(35)%	35%	(35)%
Additions (reductions) resulting from:
Federal tax uncertainties	—	(1)	3
Federal valuation allowance(1)	9	(7)	15	(2)
State income taxes, net of federal income taxes	6	2 (3)	(12	)(4)
Goodwill impairments	5	—	—
Debt conversion expense	—	—	3
Other, net	1	(2)	(1)

Effective rate	(14)%	27%	(27)%

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Our changes to the federal valuation allowance are recorded at Reliant Energy, Inc.

(2)	Of this percentage, $18 million (4%) relates to the reduction of net deferred tax assets.

(3)	Of this percentage, $18 million (4%) relates to a decrease in our state valuation allowances.

(4)	Of this percentage, $40 million (9%) relates to Pennsylvania state law changes, which effectively decreased all limitations to use net operating losses in that state.

	December 31,
	2008	2007
	(in millions)

Deferred tax assets:
Current:
Derivative liabilities, net	$243	$86
Allowance for doubtful accounts	12	13
Employee benefits	4	7
Federal valuation allowance	(22)	—
State valuation allowances	(5)	—
Other	12	9

Total current deferred tax assets	244	115

Long-term:
Employee benefits	71	68
Net operating loss carryforwards	583	629
Capital loss carryforwards	—	9
Alternative minimum tax credit	9	2
Environmental reserves	11	11
Derivative liabilities, net	129	42
Other	48	60
Federal valuation allowance	(77)	(14)
State valuation allowances	(98)	(67)
Other valuation allowances	(14)	(22)

Total long-term deferred tax assets	662	718

Total deferred tax assets	$906	$833

Deferred tax liabilities:
Long-term:
Depreciation and amortization	$574	$653
Other	13	12

Total long-term deferred tax liabilities	587	665

Total deferred tax liabilities	$587	$665

Accumulated deferred income taxes, net	$319	$168

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Tax Attributes Carryovers.

			Statutory
	December 31,		Carryforward	Expiration
	2008		Period	Year(s)
	(in millions)		(in years)

Net Operating Loss Carryforwards:
Federal	$1,143		20	2022 through 2027
State	3,521		7 to 20	2009 through 2028
Foreign	41		7 to 20	2009 through 2027
Charitable Contribution Carryforwards	6		5	2009 through 2013
State Tax Credit Carryforwards	6	(1)	1 to 20	2009 through 2027

(1)	Relates primarily to Texas margins tax credit carryforward and amount reflects the tax effect.

(c)	Valuation Allowances.

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

Our valuation allowances for deferred tax assets are:

	Federal		State		Capital and Other
	(in millions)

As of January 1, 2006	$—		$95		$21
Changes in valuation allowances	50	(1)	(14)		(3)
Changes in valuation allowance included in accumulated other comprehensive loss	10		—		—
Other, net	—		4		—

As of December 31, 2006	60		85		18
Changes in valuation allowances	(37	)(2)(3)	(18	)(3)	4
Changes in valuation allowance included in accumulated other comprehensive loss	4		—		—
Channelview deconsolidation	(13	)(4)	—		—

As of December 31, 2007	14		67		22
Changes in valuation allowances	78	(5)	36	(6)	(8)
Changes in valuation allowance included in accumulated other comprehensive loss	7		—		—

As of December 31, 2008	$99		$103		$14

(1)	Net increase was primarily due to the recent history of losses and the change in our net federal deferred tax assets.

(2)	During 2007, we submitted a revision to taxable income to the Internal Revenue Service filed in our 2003 federal income tax return, which resulted in an increase in our net deferred tax assets related to our net operating losses, which was offset by an increase in our valuation allowance of $19 million.

(3)	Net decrease primarily due to 2007 pre-tax income.

(4)	Channelview was deconsolidated on August 20, 2007. See notes 1 and 20.

(5)	Net increase primarily due to 2008 wholesale energy goodwill impairment.

(6)	Net increase primarily due to 2008 pre-tax loss.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	FIN 48 and Income Tax Uncertainties.

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

In connection with the adoption, we recognized the following in our consolidated financial statements:

Adoption Effect on
January 1, 2007
Increase (Decrease)
(in millions)

Goodwill	$(2)
Other long-term liabilities	(27)
Retained deficit	(25)

Our unrecognized tax benefits for federal and state changed as follows:

	2008	2007
	(in millions)

Beginning of year	$1	$4 (1)
Increases related to prior years	19	11
Decreases related to prior years	(17)	(11)
Increases related to current year	—	—
Settlements	—	(3)
Lapses in the statute of limitations	—	—

End of year	$3	$1

(1)	Immediately after adoption.

We have the following in our consolidated balance sheet (included in other current and long-term liabilities):

	December 31,		January 1, 2007
	2008	2007	(immediately after adoption)
	(in millions)

Interest and penalties	$1	$—	$3

During 2008, 2007 and 2006, we recognized $1 million, $(2) million and $6 million, respectively, of income tax expense (benefit) due to changes in interest and penalties for federal and state income taxes.

We have the following years that remain subject to examination or are currently under audit for our major tax jurisdictions:

	Subject to Examination	Currently Under Audit

Federal	1997 to 2008	1997 to 2006
Texas	2000 to 2008	2000 to 2005
Pennsylvania	2004 to 2008	2005 to 2006
California	2003 to 2008	2003 to 2006

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We expect to continue discussions with taxing authorities regarding tax positions related to the following, and believe it is reasonably possible some of these matters could be resolved during 2009; however, we cannot estimate the range of changes that might occur:

•	$177 million payment to CenterPoint during 2004 related to our residential customers;

•	$351 million charge during 2005 to settle certain civil litigation and claims relating to the Western states energy crisis; and

•	the timing of tax deductions as a result of negotiations with respect to California-related revenue, depreciation, emission allowances and certain employee benefits.

Agreement with CenterPoint.  We ceased being a member of the CenterPoint consolidated tax group as of September 30, 2002 and could be limited in our ability to use tax attributes related to periods through that date. CenterPoint’s income tax returns for the 1997 to 2002 tax reporting periods are under audit by federal and state taxing authorities. We have a tax allocation agreement that addresses the allocation of taxes pertaining to our separation from CenterPoint. This agreement provides that we may carry back net operating losses generated subsequent to September 30, 2002 to tax years when we were part of CenterPoint’s consolidated tax group. Any such carryback is subject to CenterPoint’s consent and any existing statutory carryback limitations. For items relating to periods prior to September 30, 2002, we will (a) recognize any net costs incurred by CenterPoint for temporary differences up to $15 million (of which $0 had been recognized through December 31, 2008 and 2007) as an equity contribution and (b) recognize any net benefits realized by CenterPoint for temporary differences up to $1 million as an equity distribution. Generally, amounts for temporary differences in excess of the $15 million and $1 million thresholds will be settled in cash between us and CenterPoint. Pursuant to this agreement, generally, taxes related to permanent differences are the responsibility of CenterPoint. As of December 31, 2008, we cannot predict the amount of any contingent liabilities or assets that we may incur or realize under this agreement.

(12)	Commitments

(a)	Lease Commitments.

REMA Leases.  One of our subsidiaries, REMA, entered into sale-leaseback transactions, under operating leases that are non-recourse to us. We lease 16.45% and 16.67% interests in the Conemaugh and Keystone facilities, respectively. The leases expire in 2034 and we expect to make payments through 2029. We also lease a 100% interest in the Shawville facility. This lease expires in 2026 and we expect to make payments through that date. At the expiration of these leases, there are several renewal options related to fair market value. REMA LLC’s subsidiaries guarantee the lease obligations and we have pledged the equity interests in these subsidiaries as collateral. We provide credit support for REMA’s lease obligations in the form of letters of credit under the June 2007 credit facilities. See note 6. During 2008, 2007 and 2006, we made lease payments under these leases of $62 million, $65 million and $64 million, respectively. As of December 31, 2008 and 2007, we have recorded a prepaid lease of $59 million in other current assets and $273 million and $270 million, respectively, in long-term assets. REMA operates the Conemaugh and Keystone facilities under agreements that could terminate annually with one year’s notice and received fees of $9 million, $10 million and $9 million during 2008, 2007 and 2006, respectively. These fees, which are recorded in operation and maintenance expense, are primarily to cover REMA’s administrative support costs of providing these services.

REMA’s ability to make distributions or pay subordinated obligations is restricted by conditions within the lease documents. As of December 31, 2008, REMA was not limited by these restrictions.

Tolling Agreements.  As of December 31, 2008, we have a tolling arrangement that extends through 2012. This arrangement, which qualifies as an operating lease, entitles us to purchase and dispatch electric generating capacity. We paid $36 million, $39 million and $63 million in tolling payments during 2008, 2007 and 2006, respectively, related to this tolling arrangement and one that expired in 2007.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Office Space Lease.  In 2003, we entered into a long-term operating lease for our corporate headquarters. The lease expires in 2018 and is subject to two five-year renewal options.

Cash Obligations Under Operating Leases.  Our projected cash obligations under non-cancelable long-term operating leases as of December 31, 2008 are:

	REMA Leases	Other(1)(2)	Total
	(in millions)

2009	$63	$91	$154
2010	52	90	142
2011	63	69	132
2012	56	36	92
2013	64	27	91
2014 and thereafter	699	123	822

Total	$997	$436	$1,433

(1)	Includes tolling arrangement, rental agreements for office space and capacity commitments accounted for as leases.

(2)	Excludes projected sublease income on office space of $43 million.

Operating Lease Expense.  Total lease expense for all operating leases was $144 million, $135 million and $156 million during 2008, 2007 and 2006, respectively.

(b)	Guarantees and Indemnifications.

We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the guarantee is approximately $54 million as of December 31, 2008 and no liability is recorded in our consolidated balance sheet for this item.

We also guarantee the $500 million PEDFA bonds, which are included in our consolidated balance sheet as outstanding debt. Our guarantees are secured by the same collateral as our 6.75% senior secured notes. The guarantees require us to comply with covenants similar to those in the 6.75% senior secured notes indenture. The PEDFA bonds will become secured by certain assets of our Seward power plant if the collateral supporting both the 6.75% senior secured notes and our guarantees are released. Our maximum potential obligation under the guarantees is for payment of the principal of $500 million and related interest charges at a fixed rate of 6.75%.

We have guaranteed payments to a third party relating to energy sales from El Dorado Energy, LLC, a former investment. The estimated maximum potential amount of future payments under this guarantee is approximately $21 million as of December 31, 2008 and no liability is recorded in our consolidated balance sheet for this item.

In connection with the sale of our Northeast C&I contracts in December 2008, we guaranteed some former customers’ performance to the buyer. See note 19.

We enter into contracts that include indemnification and guarantee provisions. In general, we enter into contracts with indemnities for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. Examples of these contracts include asset purchase and sales agreements, retail supply agreements, service agreements and procurement agreements.

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

The following table details Reliant Energy’s various guarantees:

	December 31, 2008
	Stated
	Maximum			Carrying Amount
	Potential			of Liability
	Amount of		Assets Held	Recorded on
Type of Guarantee	Future Payments	Amount Utilized(1)	as Collateral	Balance Sheet
	(in millions)

Commodity obligations(2)	$2,095	$350	$—	$—
Standby letters of credit(3)	251	241	—	—
Payment and performance obligations under service contracts and leases(4)	22	—	—	—
Non-qualified benefits of CenterPoint’s retirees(5)	54	54	—	—

Total guarantees	$2,422	$645	$—	$—

(1)	This represents the estimated portion of the maximum potential amount of future payments that is utilized as of December 31, 2008. For those guarantees related to obligations that are recorded as liabilities by our subsidiaries, this includes the recorded amount.

(2)	Reliant Energy has guaranteed the performance of certain of its wholly-owned subsidiaries’ commodity obligations. These guarantees were provided to counterparties in order to facilitate physical and financial agreements in electricity, gas, oil, transportation and related commodities and services. Some of these guarantees have varying expiration dates and some can be terminated by Reliant Energy upon notice.

(3)	Reliant Energy has outstanding standby letters of credit, which guarantee the performance of certain of its wholly-owned subsidiaries. As of December 31, 2008, these letters of credit expire on various dates through 2009.

(4)	Reliant Energy has guaranteed the payment obligations of certain wholly-owned subsidiaries arising under long-term service agreements and leases for certain facilities. As of December 31, 2008, these guarantees expire over varying years through 2013.

(5)	See above.

Unless otherwise noted, failure by the primary obligor to perform under the terms of the various agreements and contracts guaranteed may result in the beneficiary requesting immediate payment from Reliant Energy. To the extent liabilities exist under the various agreements and contracts that Reliant Energy guarantees, such liabilities are recorded in Reliant Energy’s subsidiaries’ balance sheets as of December 31, 2008. We do not expect Reliant Energy to make any material payments under these provisions.

(c)	Other Commitments.

Property, Plant and Equipment Commitments.  As of December 31, 2008, we have contractual commitments to spend approximately $209 million on plant and equipment relating primarily to SO2 emissions reductions, mercury controls and ash landfill projects.

Fuel Supply, Commodity Transportation, Purchased Power and Electric Capacity Commitments.  We are a party to fuel supply contracts, commodity transportation contracts and purchased power and electric capacity contracts of various quantities and durations that are not classified as derivative assets and liabilities. These

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts are not included in our consolidated balance sheet as of December 31, 2008. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2008:

				Purchased Power
	Fuel		Transportation	and Electric
	Commitments(1)		Commitments(1)	Capacity Commitments(1)
	Fixed	Variable	Fixed	Fixed	Variable
	Pricing	Pricing(2)	Pricing	Pricing	Pricing(2)
	(in millions)

2009	$268	$—	$60	$122	$145
2010	51	35	59	20	—
2011	22	—	61	20	—
2012	10	—	59	20	—
2013	—	—	57	10	—
2014 and thereafter	—	—	420	—	—

Total	$351	$35	$716	$192	$145

(1)	As of December 31, 2008, the maximum remaining terms under any individual fuel supply contract is four years, any transportation contract is 17 years and any purchased power and electric capacity contract is 10 years.

(2)	For contracts with variable pricing components, we estimated prices based on forward commodity curves as of December 31, 2008.

Sales Commitments.  As of December 31, 2008, we have sales commitments, including electric energy and capacity sales contracts, which are not classified as derivative assets and liabilities. The estimated minimum sales commitments over the next five years under these contracts are as follows:

	Retail Energy		Wholesale Energy
	Fixed	Variable	Fixed
	Pricing(1)	Pricing(1)(2)	Pricing
	(in millions)

2009	$797	$1,417	$521
2010	388	1,056	531
2011	213	792	453
2012	155	430	293
2013	64	187	52

Total	$1,617	$3,882	$1,850

(1)	In connection with our credit-enhanced retail structure, we estimate fees under these sales commitments to be $13 million, $8 million, $6 million, $4 million and $1 million during 2009, 2010, 2011, 2012 and 2013, respectively. See notes 7 and 13(b).

(2)	For contracts with variable pricing components, we estimated prices based on forward commodity curves as of December 31, 2008.

Naming Rights to Houston Sports Complex.  We acquired the naming rights, including advertising and other benefits, for a football stadium and other convention and entertainment facilities included in the stadium complex. Pursuant to this agreement, we are required to pay $10 million per year from 2002 through 2032.

Long-term Power Generation Maintenance Agreements.  We have entered into long-term maintenance agreements that cover some periodic maintenance, including parts, on power generation turbines. The long-term maintenance agreements terminate from 2011 to 2036 based on turbine usage. During 2008, 2007 and 2006, we

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred expenses of $1 million, $9 million and $17 million, respectively. Estimated cash payments over the next five years for these agreements are as follows (in millions):

2009	$5
2010	21
2011	8
2012	5
2013	10
2014 and thereafter	437

Total	$486

Other Commitments.  We have other commitments related to various agreements in our wholesale energy and retail energy segments, as well as our corporate functions that aggregate as follows:

	Fixed Pricing	Variable Pricing
	(in millions)

2009	$39	$9
2010	9	10
2011	3	11
2012	3	10
2013	2	—
2014 and thereafter	9	—

Total	$65	$40

(13)	Contingencies

We are party to many legal proceedings, some of which may involve substantial amounts. Unless otherwise noted, we cannot predict the outcome of the matters described below.

(a)	Pending Natural Gas Litigation.

The following proceedings relate to alleged conduct in the natural gas markets. We have settled a number of proceedings that were pending in California and other Western states; however, some other proceedings remain pending.

We are party to 13 lawsuits, several of which are class action lawsuits, in state and federal courts in California, Colorado, Kansas, Missouri, Nevada, Tennessee and Wisconsin. These lawsuits relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name a number of unaffiliated energy companies as parties.

Recent developments in these cases include:

•	In January 2009, we reached an agreement to settle the five California-related cases pending in federal court in Nevada. The settlement is subject to approval of the court. The charges anticipated to be incurred in connection with the settlement were expensed in the third quarter of 2008. This settlement will resolve all of the remaining California gas cases. See note 14.

•	In January 2009, the Circuit Court of Jackson County, Missouri dismissed the case filed by the Missouri Public Service Commission for lack of standing to bring the action.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In January 2009, the U.S. District Court in Nevada denied reconsideration of its order that granted summary judgment in favor of us and other defendants in the case filed in Colorado.

(b)	Merrill Lynch Action.

On December 5, 2008, we terminated our $300 million retail working capital facility agreement with Merrill Lynch in order to address any issue that might be asserted regarding the minimum adjusted retail EBITDA covenant in that facility. Following our termination, Merrill Lynch informed us that it reserved its rights to dispute our termination of the working capital facility. On December 24, 2008, Merrill Lynch filed an action in the Supreme Court of the State of New York seeking a judgment declaring that under our credit sleeve and reimbursement agreement (the agreement), we did not have the right to terminate the working capital facility without their consent and that such termination is an event of default under the agreement. The working capital facility provides us the express right to terminate the working capital facility without Merrill Lynch’s consent. Consequently, we believe such termination does not constitute an event of default under the agreement. In January 2009, we filed a motion to dismiss Merrill Lynch’s complaint. We intend to vigorously oppose the Merrill Lynch action. If Merrill Lynch is successful with its claim, it could seek to exercise remedies under the agreement. See note 7. For discussion of our agreement to sell our Texas retail business, see note 22.

(c)	Environmental Matters.

New Source Review Matters.  The United States Environmental Protection Agency (EPA) and various states are investigating compliance of coal-fueled electric generating stations with the pre-construction permitting requirements of the Clean Air Act known as “New Source Review.” In 2000 and 2001, we responded to the EPA’s information requests related to five of our stations, and in December 2007, we received supplemental requests for two of those stations. In September 2008, we received an EPA request for information related to two additional stations. The EPA agreed to share information relating to its investigations with state environmental agencies. In January 2009, we received a Notice of Violation (NOV) from the EPA alleging that past work at our Shawville, Portland and Keystone generation facilities violated the agency’s regulations regarding New Source Review. While we are continuing to review the allegations, we believe that the projects listed by the EPA were conducted in compliance with applicable regulations.

In December 2007, the New Jersey Department of Environmental Protection (NJDEP) filed suit against us in the United States District Court in Pennsylvania, alleging that New Source Review violations occurred at one of our power plants located in Pennsylvania. The suit seeks installation of “best available” control technologies for each pollutant, to enjoin us from operating the plant if it is not in compliance with the Clean Air Act and civil penalties. The suit also names three past owners of the plant as defendants. In November 2008, the Connecticut Department of Environmental Protection petitioned to intervene in the NJDEP lawsuit.

We are unable to predict the ultimate outcome of the EPA’s NOV or the NJDEP’s suit, but a final finding that we violated the New Source Review requirements could result in significant capital expenditures associated with the implementation of emissions reductions on an accelerated basis and possible penalties. Most of these work projects were undertaken before our ownership of those facilities. We believe we are indemnified by or have the right to seek indemnification from the prior owners for certain losses and expenses that we may incur from activities occurring prior to our ownership.

Ash Disposal Landfill Closures.  We are responsible for environmental costs related to the future closures of seven ash disposal landfills. We recorded the estimated discounted costs ($15 million as of December 31, 2008 and 2007) associated with these environmental liabilities as part of our asset retirement obligations. See note 2(q).

Remediation Obligations.  We are responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey. We recorded the estimated long-term liability for the remediation costs of $8 million as of December 31, 2008 and 2007.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conemaugh Actions.  In April 2007, the Pennsylvania Department of Environmental Protection (PADEP) filed suit in the Court of Common Pleas of Indiana County, Pennsylvania alleging that the Conemaugh plant, of which we are the operator and have a 16.45% interest, is in violation of its water discharge permit and related state law. In October 2008, PADEP dismissed its suit against us.

In April 2007, PennEnvironment and the Sierra Club filed a citizens’ suit against us in the United States District Court, Western District of Pennsylvania to enforce provisions of the Conemaugh water discharge permit. PennEnvironment and the Sierra Club seek civil penalties, remediation and an injunction against further violations. We are confident that the Conemaugh plant has operated and will continue to operate in material compliance with its water discharge permit, its consent order agreement with PADEP, and related state and federal laws. However, if PennEnvironment and the Sierra Club are successful, we could incur additional capital expenditures associated with the implementation of discharge reductions and penalties, which we do not believe would be material.

Mandalay Notice of Violation.  In November 2008, the California State Water Resources Control Board—Los Angeles Region proposed a settlement payment in the amount of $192,000 relating to alleged violations of our wastewater discharge permit for our Mandalay plant. We are reviewing the Board’s proposal and we believe that there are reasonable grounds for reduction of the amount of the settlement proposed by the Board.

Global Warming.  In February 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the United States District Court for the Northern District of California against us and 23 other electric generating and oil and gas companies. The lawsuit seeks damages of up to $400 million for the cost of relocating the village allegedly because of global warming caused by the greenhouse gas emissions of the defendants. We believe this claim lacks legal merit.

(d)	Other.

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

Excess Mitigation Credits.  From January 2002 to April 2005, CenterPoint applied excess mitigation credits (EMCs) to its monthly charges to retail energy providers. The PUCT imposed these credits to facilitate the transition to competition in Texas, which had the effect of lowering the retail energy providers’ monthly charges payable to CenterPoint. CenterPoint represents that the portion of those EMCs credited to us totaled $385 million. In its stranded cost case, CenterPoint sought recovery of all EMCs credited to all retail electric providers, including us, and the PUCT ordered that relief. On appeal, the Texas Third Court of Appeals ruled that CenterPoint’s stranded cost recovery should exclude EMCs credited to us for price-to-beat customers. The case is now before the Texas Supreme Court. In November 2008, CenterPoint asked us to agree to suspend any limitations periods that might exist for possible claims against us if it is ultimately not allowed to include in its stranded cost calculation EMCs credited to us. We agreed to suspend only unexpired deadlines, if any, that may apply to a CenterPoint claim relating to EMCs credited to us. Regardless of the outcome of the Texas Supreme Court proceeding, we believe that any claim by CenterPoint that we are liable to it for any EMCs credited to us lacks legal merit and is unsupported by our Master Separation Agreement with CenterPoint. In addition, CenterPoint has publicly stated that it has no legal recourse against us for any reduction in the amount of its recoverable stranded costs should EMCs credited to us be excluded.

CenterPoint Indemnity.  We have agreed to indemnify CenterPoint against certain losses relating to the lawsuits described in note 13(a) under “Pending Natural Gas Litigation.”

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Texas Franchise Audit.  The state of Texas has issued assessment orders indicating an estimated tax liability of approximately $56 million (including interest and penalties of $18 million) relating primarily to the sourcing of receipts for 2000 through 2005. We are contesting the audit assessments.

Sales Tax Contingencies.  Some of our sales tax computations are subject to challenge under audit. As of December 31, 2008 and 2007, we have $13 million and $19 million, respectively, accrued in current and long-term liabilities relating to these contingencies.

Refund Contingency Related to Transportation Rates.  In September 2008, Kern River Gas Transmission Company (Kern), a natural gas pipeline, and certain of its shippers entered into a settlement agreement to which we were a party. The agreement set Kern’s transportation rates as of November 2004 at 12.5% return on equity, which resulted in a refund to us of $30 million during the fourth quarter of 2008 (recorded as a current liability). In January 2009, FERC rejected the settlement and directed Kern to recalculate the refunds based on a rate of 11.55% return on equity. Accordingly, we expect to receive an additional approximately $4 million in 2009. If the settlement is appealed, that amount may be subject to adjustment on resolution of the appeal.

(14)	Settlements and Other Charges

Western States Litigation and Similar Settlements.

Natural Gas Cases.  In December 2006, we reached a settlement of the 12 class action natural gas cases pending in state court in California. The settlement required us to pay $35 million, which we expensed during 2006 and paid during 2007. The settlement does not include similar cases filed by individual plaintiffs and cases filed in jurisdictions other than California, which we continue to vigorously defend.

In May 2008, we signed a memorandum of understanding to settle the 16 cases comprising the California-based gas index litigation, including the case brought by the Los Angeles Department of Water and Power. In November 2008, a definitive settlement agreement was signed. Following court approval of the settlement in December, the related settlement payment was paid. The charges associated with this settlement were expensed and paid during 2008 and totaled $34 million.

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

(15)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable and payable, margin deposits, available-for-sale securities and derivative assets and liabilities approximate their carrying amounts. Values of our debt (see note 6) are:

	December 31,
	2008		2007
	Carrying		Carrying
	Value	Fair Value(1)	Value	Fair Value(1)
		(in millions)

Fixed rate debt	$2,884	$2,380	$2,955	$2,963

Total debt	$2,884	$2,380	$2,955	$2,963

(1)	We based the fair values of our fixed rate debt on information from market participants.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Supplemental Guarantor Information

Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally or (b) non-guarantors of the senior secured notes. The primary guarantors are: Reliant Energy California Holdings, LLC; Reliant Energy Northeast Holdings, Inc.; Reliant Energy Power Generation, Inc. and Reliant Energy Services, Inc. The primary non-guarantors are: Channelview (deconsolidated on August 20, 2007 and its assets sold in July 2008), Orion Power, REMA and RERH Holdings.

Some of Reliant Energy’s subsidiaries have effective restrictions on their ability to pay dividends or make intercompany loans and advances under their financing arrangements or other third party agreements. The amounts of restricted net assets of Reliant Energy’s consolidated and unconsolidated subsidiaries as of December 31, 2008 are approximately $920 million and $59 million, respectively. These restrictions are on the net assets of Orion Power and RERH Holdings and our net investment in and receivables from Channelview.

During 2008 and 2007, Reliant Energy received cash distributions from RERH Holdings of $215 million and $437 million, respectively. During 2006, Reliant Energy received cash dividends from Orion Power and Reliant Energy Services, Inc. of $209 million and $475 million, respectively.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations.

	2008
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Revenues	$—	$3,544	$10,673	$(1,664)	$12,553

Cost of sales	—	2,960	10,105	(1,654)	11,411
Operation and maintenance	—	187	658	(4)	841
Selling, general and administrative	50	19	374	(6)	437
Western states litigation and similar settlements	34	3	—	—	37
Gains on sales of assets and emission and exchange allowances, net	—	(91)	(65)	—	(156)
Wholesale energy goodwill impairment	—	29	157	119	305
Depreciation and amortization	—	130	207	—	337

Total	84	3,237	11,436	(1,545)	13,212

Operating income (loss)	(84)	307	(763)	(119)	(659)

Income of equity investment, net	—	1	—	—	1
Income (loss) of equity investments of consolidated subsidiaries	(636)	85	—	551	—
Debt extinguishments	(1)	—	—	—	(1)
Other, net	—	1	4	—	5
Interest expense	(163)	(34)	(51)	—	(248)
Interest income	15	5	9	—	29
Interest income (expense)—affiliated companies, net	186	(120)	(66)	—	—

Total other expense	(599)	(62)	(104)	551	(214)

Income (loss) from continuing operations before income taxes	(683)	245	(867)	432	(873)
Income tax expense (benefit)	57	86	(268)	—	(125)

Income (loss) from continuing operations	(740)	159	(599)	432	(748)
Income (loss) from discontinued operations	—	10	(2)	—	8

Net income (loss)	$(740)	$169	$(601)	$432	$(740)

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Revenues	$—	$3,662	$9,756	$(2,209)	$11,209

Cost of sales	—	3,298	7,557	(2,198)	8,657
Operation and maintenance	—	187	701	(5)	883
Selling, general and administrative	—	24	355	(6)	373
Western states litigation and similar settlements	—	22	—	—	22
Gains on sales of assets and emission and exchange allowances, net	—	(17)	(9)	—	(26)
Depreciation and amortization	—	157	267	—	424

Total	—	3,671	8,871	(2,209)	10,333

Operating income (loss)	—	(9)	885	—	876

Income of equity investment, net	—	5	—	—	5
Income of equity investments of consolidated subsidiaries	271	3	—	(274)	—
Debt extinguishments	(73)	—	—	—	(73)
Interest expense	(234)	(35)	(80)	—	(349)
Interest income	11	7	16	—	34
Interest income (expense)—affiliated companies, net	340	(255)	(85)	—	—

Total other income (expense)	315	(275)	(149)	(274)	(383)

Income (loss) from continuing operations before income taxes	315	(284)	736	(274)	493
Income tax expense (benefit)	(50)	(113)	298	—	135

Income (loss) from continuing operations	365	(171)	438	(274)	358
Income from discontinued operations	—	—	7	—	7

Net income (loss)	$365	$(171)	$445	$(274)	$365

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Revenues	$—	$8,811	$9,805	$(7,739)	$10,877

Cost of sales	—	8,734	8,439	(7,737)	9,436
Operation and maintenance	—	177	658	(2)	833
Selling, general and administrative	1	9	373	—	383
(Gain) loss on sales of receivables	—	7	(7)	—	—
Western states litigation and similar settlements	—	35	—	—	35
Gains on sales of assets and emission and exchange allowances, net	—	(21)	(138)	—	(159)
Depreciation and amortization	—	152	221	—	373

Total	1	9,093	9,546	(7,739)	10,901

Operating income (loss)	(1)	(282)	259	—	(24)

Income of equity investment, net	—	6	—	—	6
Income (loss) of equity investments of consolidated subsidiaries	(189)	(9)	4	194	—
Debt conversions	(37)	—	—	—	(37)
Interest expense	(299)	(35)	(94)	—	(428)
Interest income	2	27	5	—	34
Interest income (expense)—affiliated companies, net	267	(296)	29	—	—

Total other expense	(256)	(307)	(56)	194	(425)

Income (loss) from continuing operations before income taxes	(257)	(589)	203	194	(449)
Income tax expense (benefit)	66	(230)	42	—	(122)

Income (loss) from continuing operations	(323)	(359)	161	194	(327)
Income (loss) from discontinued operations	(5)	(2)	5	—	(2)

Income (loss) before cumulative effect of accounting change	(328)	(361)	166	194	(329)
Cumulative effect of accounting change, net of tax	—	1	—	—	1

Net income (loss)	$(328)	$(360)	$166	$194	$(328)

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets.

	December 31, 2008
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

ASSETS
Current Assets:
Cash and cash equivalents	$970	$—	$139	$—	$1,109
Restricted cash	—	1	2	—	3
Accounts and notes receivable, principally customer, net	15	216	905	(15)	1,121
Accounts and notes receivable—affiliated companies	1,094	296	220	(1,610)	—
Inventory	—	153	162	—	315
Derivative assets	—	130	1,041	—	1,171
Derivative assets—affiliated companies	—	100	—	(100)	—
Investment in and receivables from Channelview, net	1	58	—	—	59
Other current assets	159	105	380	(60)	584

Total current assets	2,239	1,059	2,849	(1,785)	4,362

Property, Plant and Equipment, net	—	2,369	2,508	—	4,877

Other Assets:
Goodwill and other intangibles, net	—	150	323	(33)	440
Notes receivable—affiliated companies	2,347	578	55	(2,980)	—
Equity investments of consolidated subsidiaries	1,730	332	—	(2,062)	—
Derivative assets	—	38	364	—	402
Derivative assets—affiliated companies	—	19	—	(19)	—
Other long-term assets	46	745	357	(593)	555

Total other assets	4,123	1,862	1,099	(5,687)	1,397

Total Assets	$6,362	$5,290	$6,456	$(7,472)	$10,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$—	$—	$13	$—	$13
Accounts payable, principally trade	—	40	603	(6)	637
Accounts and notes payable—affiliated companies	—	1,312	298	(1,610)	—
Derivative liabilities	—	132	1,707	—	1,839
Derivative liabilities—affiliated companies	—	—	100	(100)	—
Other current liabilities	35	217	304	(102)	454
Current liabilities of discontinued operations	—	—	3	—	3

Total current liabilities	35	1,701	3,028	(1,818)	2,946

Other Liabilities:
Notes payable—affiliated companies	—	2,220	760	(2,980)	—
Derivative liabilities	—	26	726	—	752
Derivative liabilities—affiliated companies	—	—	19	(19)	—
Other long-term liabilities	573	113	183	(593)	276
Long-term liabilities of discontinued operations	—	—	4	—	4

Total other liabilities	573	2,359	1,692	(3,592)	1,032

Long-term Debt	1,967	500	404	—	2,871

Commitments and Contingencies
Temporary Equity Stock-based Compensation	9	—	—	—	9
Total Stockholders’ Equity	3,778	730	1,332	(2,062)	3,778

Total Liabilities and Stockholders’ Equity	$6,362	$5,290	$6,456	$(7,472)	$10,636

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

ASSETS
Current Assets:
Cash and cash equivalents	$490	$1	$264	$—	$755
Restricted cash	—	1	2	—	3
Accounts and notes receivable, principally customer, net	11	252	831	(11)	1,083
Accounts and notes receivable—affiliated companies	2,009	368	328	(2,705)	—
Inventory	—	148	137	—	285
Derivative assets	—	123	540	—	663
Investment in and receivables from Channelview, net	1	82	—	—	83
Other current assets	19	160	197	(17)	359
Current assets of discontinued operations	—	—	2	—	2

Total current assets	2,530	1,135	2,301	(2,733)	3,233

Property, Plant and Equipment, net	—	2,870	2,353	—	5,223

Other Assets:
Goodwill and other intangibles, net	—	184	482	119	785
Notes receivable—affiliated companies	2,365	656	68	(3,089)	—
Equity investments of consolidated subsidiaries	2,212	304	—	(2,516)	—
Derivative assets	—	44	332	—	376
Other long-term assets	55	860	356	(696)	575

Total other assets	4,632	2,048	1,238	(6,182)	1,736

Total Assets	$7,162	$6,053	$5,892	$(8,915)	$10,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$41	$—	$11	$—	$52
Accounts payable, principally trade	—	68	624	(5)	687
Accounts and notes payable—affiliated companies	103	2,223	379	(2,705)	—
Derivative liabilities	—	112	773	—	885
Other current liabilities	11	182	256	(23)	426

Total current liabilities	155	2,585	2,043	(2,733)	2,050

Other Liabilities:
Notes payable—affiliated companies	—	2,213	876	(3,089)	—
Derivative liabilities	—	57	417	—	474
Other long-term liabilities	539	152	284	(696)	279
Long-term liabilities of discontinued operations	—	—	4	—	4

Total other liabilities	539	2,422	1,581	(3,785)	757

Long-term Debt	1,986	500	417	—	2,903

Commitments and Contingencies
Temporary Equity Stock-based Compensation	5	—	—	—	5
Total Stockholders’ Equity	4,477	546	1,851	(2,397)	4,477

Total Liabilities and Stockholders’ Equity	$7,162	$6,053	$5,892	$(8,915)	$10,192

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows.

	2008
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$(149)	$76	$246	$—	$173
Net cash provided by discontinued operations from operating activities	—	10	—	—	10

Net cash provided by (used in) operating activities	(149)	86	246	—	183

Cash Flows from Investing Activities:
Capital expenditures	—	(30)	(280)	—	(310)
Investments in, advances to and from and distributions from subsidiaries, net(2)	674	57	75	(806)	—
Proceeds from sales of assets, net	—	526	12	—	538
Proceeds from sales (purchases) of emission and exchange allowances	—	51	(70)	—	(19)
Restricted cash	—	1	—	—	1
Other, net	—	6	—	—	6

Net cash provided by (used in) investing activities	674	611	(263)	(806)	216

Cash Flows from Financing Activities:
Payments of long-term debt	(58)	—	—	—	(58)
Changes in notes with affiliated companies, net(3)	—	(698)	(108)	806	—
Payments of debt extinguishment costs	(1)	—	—	—	(1)
Proceeds from issuances of stock	14	—	—	—	14

Net cash used in financing activities	(45)	(698)	(108)	806	(45)

Net Change in Cash and Cash Equivalents	480	(1)	(125)	—	354
Cash and Cash Equivalents at Beginning of Period	490	1	264	—	755

Cash and Cash Equivalents at End of Period	$970	$—	$139	$—	$1,109

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	Reliant Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$146	$(114)	$613	$110	$755
Net cash provided by discontinued operations from operating activities	—	—	7	—	7

Net cash provided by (used in) operating activities	146	(114)	620	110	762

Cash Flows from Investing Activities:
Capital expenditures	—	(27)	(162)	—	(189)
Investments in, advances to and from and distributions from subsidiaries, net(2)	346	(6)	(279)	(61)	—
Proceeds from sales of assets, net	—	82	—	—	82
Net purchases of emission allowances	—	(42)	(43)	—	(85)
Restricted cash	—	(1)	8	—	7
Other, net	—	6	—	—	6

Net cash provided by (used in) investing activities	346	12	(476)	(61)	(179)

Cash Flows from Financing Activities:
Proceeds from long-term debt	1,300	—	—	—	1,300
Payments of long-term debt	(1,526)	—	(10)	—	(1,536)
Increase in short-term borrowings and revolving credit facilities, net	—	—	7	—	7
Changes in notes with affiliated companies, net(3)(4)	—	80	(31)	(49)	—
Payments of debt extinguishment costs	(73)	—	—	—	(73)
Proceeds from issuances of stock	41	—	—	—	41
Payments of financing costs	(31)	—	—	—	(31)
Other, net	1	(1)	—	—	—

Net cash provided by (used in) financing activities	(288)	79	(34)	(49)	(292)

Net Change in Cash and Cash Equivalents	204	(23)	110	—	291
Cash and Cash Equivalents at Beginning of Period	286	24	154	—	464

Cash and Cash Equivalents at End of Period	$490	$1	$264	$—	$755

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	Reliant Energy	Guarantors	Non-Guarantors(5)	Adjustments(1)	Consolidated
	(in millions)

Cash Flows from Operating Activities:
Net cash provided by continuing operations from operating activities	$10	$414	$906	$—	$1,330
Net cash provided by (used in) discontinued operations from operating activities	3	(7)	(50)	—	(54)

Net cash provided by operating activities	13	407	856	—	1,276

Cash Flows from Investing Activities:
Capital expenditures	—	(24)	(73)	—	(97)
Investments in, advances to and from and distributions from subsidiaries, net(2)	1,059	(468)	(216)	(375)	—
Proceeds from sales of assets, net	—	—	1	—	1
Net proceeds from sale of emission allowances	—	88	94	—	182
Restricted cash	—	—	2	—	2
Other, net	—	1	—	—	1

Net cash provided by (used in) continuing operations from investing activities	1,059	(403)	(192)	(375)	89
Net cash provided by discontinued operations from investing activities	712	—	968	(712)	968

Net cash provided by (used in) investing activities	1,771	(403)	776	(1,087)	1,057

Cash Flows from Financing Activities:
Proceeds from long-term debt	400	—	—	—	400
Payments of long-term debt	(852)	—	(14)	—	(866)
Decrease in short-term borrowings and revolving credit facilities, net	(383)	—	(442)	—	(825)
Changes in notes with affiliated companies, net(3)	—	(16)	(359)	375	—
Premium paid for conversion of senior subordinated notes	(36)	—	—	—	(36)
Proceeds from issuances of stock	25	—	—	—	25
Payments of financing costs	(17)	—	—	—	(17)

Net cash used in continuing operations from financing activities	(863)	(16)	(815)	375	(1,319)
Net cash used in discontinued operations from financing activities	(638)	—	(712)	712	(638)

Net cash used in financing activities	(1,501)	(16)	(1,527)	1,087	(1,957)

Net Change in Cash and Cash Equivalents	283	(12)	105	—	376
Cash and Cash Equivalents at Beginning of Period	3	36	49	—	88

Cash and Cash Equivalents at End of Period	$286	$24	$154	$—	$464

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	Net investments in, advances to and from and distributions from subsidiaries are classified as investing activities.

(3)	Net changes in notes with affiliated companies are classified as financing activities for subsidiaries of Reliant Energy and as investing activities for Reliant Energy.

(4)	Reliant Energy converted intercompany notes payable of a guarantor subsidiary of $753 million to equity during 2007.

(5)	During 2006, Reliant Energy Retail Holdings, LLC, a non-guarantor, made a non-cash capital distribution (related to intercompany receivables) of $1.9 billion to Reliant Energy.

(17)	Unaudited Quarterly Information

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)

Revenues	$2,815	$3,424	$3,738	$2,576
Income (loss) from continuing operations	371	359	(1,038)	(440)
Income from discontinued operations	6	—	—	2
Net income (loss)	377	359	(1,038)	(438)
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$1.07	$1.04	$(2.97)	$(1.26)
Income (loss) from discontinued operations	0.02	(0.01)	—	0.01

Net income (loss)	$1.09	$1.03	$(2.97)	$(1.25)

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$1.05	$1.01	$(2.97)	$(1.26)
Income from discontinued operations	0.02	—	—	0.01

Net income (loss)	$1.07	$1.01	$(2.97)	$(1.25)

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)

Revenues	$2,362	$2,650	$3,544	$2,653
Income (loss) from continuing operations	260	(281)	160	219
Income (loss) from discontinued operations	(1)	(2)	2	8
Net income (loss)	259	(283)	162	227
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.77	$(0.82)	$0.47	$0.64
Income (loss) from discontinued operations	(0.01)	(0.01)	—	0.02

Net income (loss)	$0.76	$(0.83)	$0.47	$0.66

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.75	$(0.82)	$0.45	$0.62
Income (loss) from discontinued operations	(0.01)	(0.01)	0.01	0.02

Net income (loss)	$0.74	$(0.83)	$0.46	$0.64

Variances in revenues and gross margin from quarter to quarter were primarily due to (a) seasonal fluctuations in demand for electric energy and energy services and (b) changes in energy commodity prices, including unrealized gains/losses on energy derivatives. During 2008, we incurred $743 million in unrealized losses on energy derivatives ($558 million gain in the first quarter, $570 million gain in the second quarter, $1.7 billion loss in the third quarter and $177 million loss in the fourth quarter). During 2007, we recognized $445 million in unrealized gains on energy derivatives ($522 million gain in the first quarter, $326 million loss in the second quarter, $28 million loss in the third quarter and $277 million gain in the fourth quarter). On August 20, 2007, we deconsolidated Channelview. See notes 1 and 20.

Changes in net income (loss) from quarter to quarter were primarily due to:

•	seasonal fluctuations in demand for electric energy and energy services;

•	changes in energy commodity prices, including unrealized gains/losses on energy derivatives; and

•	timing of maintenance expenses.

In addition, net income (loss) changed from quarter to quarter in 2008 by (amounts are pre-tax unless indicated otherwise):

•	$305 million goodwill impairment for our wholesale energy segment in the fourth quarter;

•	$250 million negative impact in our retail energy segment due to Hurricane Ike, higher supply costs and associated pricing decisions during primarily the second and third quarters;

•	$150 million negative impact in our retail energy segment from excessive heat and congestion issues during primarily the second quarter;

•	$109 million change in income tax expense/benefit due to our federal and state valuation allowances in the fourth quarter;

•	$75 million negative impact in our retail energy segment from Hurricane Ike during primarily the third quarter;

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$66 million of costs related to the credit-enhanced retail structure unwind recorded in selling, general and administrative expenses ($5 million in the third quarter and $61 million in the fourth quarter);

•	$47 million gain on the sale of our Bighorn plant in the fourth quarter;

•	$40 million charge for lower of average cost or market adjustments in cost of sales ($15 million in the third quarter and $25 million in the fourth quarter);

•	$38 million gain on sales of emission and exchange allowances ($27 million gain in the second quarter, $10 million gain in the third quarter and $1 million gain in the fourth quarter);

•	$37 million charge for Western states litigation and similar settlements ($34 million in the first quarter and $3 million in the third quarter);

•	$24 million loss related to a terminated counterparty contract in the fourth quarter; and

•	$23 million of income or $0.04 income per share related to market usage adjustments in our retail energy segment in the third quarter and $27 million of expense or $0.05 loss per share related to market usage adjustments in our retail energy segment in the fourth quarter.

Also, net income (loss) changed from quarter to quarter in 2007 by (amounts are pre-tax unless indicated otherwise):

•	$73 million of debt extinguishments expenses ($71 million in the second quarter and $1 million in each of the third and fourth quarters);

•	$41 million write-off of deferred financing costs ($39 million in the second quarter and $1 million in each of the third and fourth quarters);

•	$37 million change in income tax expense/benefit due to our federal valuation allowance ($1 million increase during the first quarter, $21 million increase during the second quarter, $22 million decrease during the third quarter and $37 million decrease during the fourth quarter);

•	$29 million charge for early retirements in depreciation expense ($15 million in the first quarter, $13 million in the second quarter and $1 million in the third quarter);

•	$24 million gain on sales of equipment ($18 million in the third quarter and $6 million in the fourth quarter); and

•	$22 million charge for Reliant Energy Services, Inc. resolution of criminal indictment in the first quarter.

(18)	Reportable Segments

We have two principal business segments:

•	Wholesale energy—provides electricity and energy services in the competitive wholesale energy markets in the United States through our ownership and operation or contracting for power generation capacity. We have over 14,000 MW of power generation capacity.

•	Retail energy—provides electricity and energy services to approximately 1.8 million retail electricity customers in Texas, including residential and small business customers and commercial, industrial and governmental/institutional customers.

We also have unallocated corporate functions and other investments.

Our segments are the strategic operating units under which we manage our business, including the allocation of resources and assessment of performance. We use contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives to evaluate our business segments because we use that measure in organizing and

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

managing our business. Our segment measure is defined as total revenues less (a) cost of sales, (b) operation and maintenance, (c) selling and marketing and (d) bad debt expense. We manage the costs not included in our segment measure (other general and administrative, depreciation, amortization, interest and income taxes) on a company-wide basis.

The accounting policies of our segments are described in note 2. We account for intersegment revenues at current market prices.

Financial data for our segments are as follows:

	Wholesale		Retail		Other
	Energy		Energy		Operations		Eliminations	Consolidated
	(in millions)

2008
Revenues from external customers(1)	$3,390	(2)	$9,159		$4		$—	$12,553
Intersegment revenues	208		—		12		(220)	—
Contribution margin, including wholesale hedges, unrealized gains/losses on energy derivatives and sale of Northeast C&I derivative liability(3)(4)	877	(5)(6)	(789	)(6)	7		(6)	89
Expenditures for long-lived assets(7)	264		28		18		—	310
Equity investment as of December 31, 2008	22		—		—		—	22
Total assets as of December 31, 2008	7,648		3,095		432	(8)	(539)	10,636
2007
Revenues from external customers(1)	$3,036	(9)	$8,173		$—		$—	$11,209
Intersegment revenues	394		—		13		(407)	—
Contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives(3)(10)	524	(11)	942		7		(6)	1,467
Expenditures for long-lived assets(7)	159		14		16		—	189
Equity investment as of December 31, 2007	25		—		—		—	25
Total assets as of December 31, 2007	7,720		2,285		1,081	(8)	(894)	10,192
2006
Revenues from external customers(1)	$2,679	(12)	$8,197		$1		$—	$10,877
Intersegment revenues	571		—		1		(572)	—
Contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives(3)(13)	146	(14)	250		1		—	397
Expenditures for long-lived assets(7)	78		9		10		—	97
Equity investment as of December 31, 2006	25		—		—		—	25
Total assets as of December 31, 2006	8,899		2,688		848	(8)	(667)	11,768

(1)	Substantially all revenues are in the United States.

(2)	Includes $253 million from affiliates.

(3)	Revenues less (a) cost of sales, (b) operation and maintenance, (c) selling and marketing and (d) bad debt expense.

(4)	Includes $(17) million, $(726) million and $(743) million in wholesale energy, retail energy and consolidated, respectively, results relating to unrealized losses on energy derivatives, which is a non-cash item.

(5)	Includes $239 million relating to wholesale hedges.

(6)	In connection with the unwind of our credit-enhanced retail structure, our wholesale energy and retail energy segments entered into an internal 40 BCFe (billion cubic feet equivalent of natural gas) hedge that extends to December 2010. Our wholesale energy segment’s contribution margin (including wholesale hedges and unrealized gains/losses on energy derivatives) includes unrealized gain of $119 million and our retail energy segment’s contribution margin (including unrealized gains/losses on energy derivatives) includes unrealized loss of $119 million. The realized and unrealized gains/losses on this internal hedge are included in cost of sales for both segments and eliminate in consolidation.

(7)	Long-lived assets include net property, plant and equipment, net goodwill, net other intangibles and equity investment. All of our long-lived assets are in the United States.

(8)	Other operations include discontinued operations of $0, $2 million and $2 million as of December 31, 2008, 2007 and 2006, respectively.

(9)	Includes $127 million from affiliates.

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Includes $7 million, $438 million and $445 million in wholesale energy, retail energy and consolidated, respectively, results relating to unrealized gains on energy derivatives, which is a non-cash item.

(11)	Includes $(100) million relating to wholesale hedges.

(12)	Includes $1.2 billion in revenues from a single counterparty, which represented 11% of our consolidated revenues and 45% of our wholesale energy segment’s revenues. As of December 31, 2006, $16 million was outstanding from this counterparty.

(13)	Includes $56 million, $(287) million and $(231) million in wholesale energy, retail energy and consolidated, respectively, results relating to unrealized gains (losses) on energy derivatives, which is a non-cash item.

(14)	Includes $(372) million relating to wholesale hedges.

	2008	2007	2006
	(in millions)

Contribution margin, including wholesale hedges, unrealized gains/losses on energy derivatives and sale of Northeast C&I derivative liability	$89	$1,467	$397
Other general and administrative	225	171	172
Western states litigation and similar settlements	37	22	35
Gains on sales of assets and emission and exchange allowances, net	(156)	(26)	(159)
Wholesale energy goodwill impairment	305	—	—
Depreciation and amortization	337	424	373

Operating income (loss)	(659)	876	(24)
Income of equity investment, net	1	5	6
Debt extinguishments and conversions	(1)	(73)	(37)
Other, net	5	—	—
Interest expense	(248)	(349)	(428)
Interest income	29	34	34

Income (loss) from continuing operations before income taxes	(873)	493	(449)
Income tax expense (benefit)	(125)	135	(122)

Income (loss) from continuing operations	(748)	358	(327)
Income (loss) from discontinued operations	8	7	(2)

Income (loss) before cumulative effect of accounting change	(740)	365	(329)
Cumulative effect of accounting change, net of tax	—	—	1

Net income (loss)	$(740)	$365	$(328)

(19)	Sales of Assets and Emission and Exchange Allowances

We record gains/losses on sales of assets and emission and exchange allowances on the same line in our consolidated statements of operations.

Northeast C&I Contracts.  We sold our C&I contracts in the PJM (excluding Illinois) and New York areas (Northeast) (from our retail energy segment) in December 2008 for a gain of $63 million. Contracts included in the transaction represented total load of approximately six million megawatt hours which supplied electricity and related services to more than 300 C&I customers. The Northeast C&I activity was (a) $505 million of our consolidated revenues (or 4%) and (b) $18 million of our consolidated gross margin, excluding unrealized gains/losses on energy derivatives (or 1%) during 2008. In connection with the sale, we agreed to guarantee the payment of all amounts due from some customers for the remainder of their current contract terms. We estimate the most probable maximum potential amount of future payments under the guarantee is $13 million as of December 31, 2008. This estimate is based on 60 days of average accounts receivable balances adjusted for current forward and potential future exposures based on product types. The existing contracts with the guaranteed customers expire on

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various dates from June 2009 to May 2012. We recorded a liability of $2 million associated with the guarantee, with the corresponding charge included as a component of gain on sale of assets.

Bighorn Plant.  We sold our Bighorn plant (from our wholesale energy segment) for $500 million in October 2008 for a gain of $47 million.

Channelview Plant.  We sold our Channelview plant (which was deconsolidated but came from our wholesale energy segment) for $500 million in July 2008 for a gain of $6 million.

Emission and Exchange Allowances.  We sold emission (primarily SO2) and exchange (CO2) allowances (from our wholesale energy segment) during 2008, 2007 and 2006 for gains of $38 million, $1 million and $159 million, respectively.

Property, Plant and Equipment.  We sold property, plant and equipment (from our wholesale energy segment) that was primarily held in storage for $82 million during 2007 for gains of $25 million.

(20)	Sale of Channelview’s Plant and the Bankruptcy Filings

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

In June 2008, the bankruptcy court approved the sale of Channelview’s plant and assignment of related contracts for $500 million. During, 2008, we recognized a $6 million gain relating to our net investment in and receivables from Channelview and incurrence of sale-related costs (classified in gains (losses) on sales of assets and emission and exchange allowances, net). As of December 31, 2008, our net investment in and receivables from Channelview was $59 million, classified as a current asset.

The sale was completed on July 1, 2008, at which time Channelview LP paid off its secured lenders. Channelview expects to distribute funds to us relating primarily to net proceeds from the sale, pre-petition sales of fuel to Channelview, funds from operations and funds escrowed for potential indemnification claims of approximately $50 million to $70 million in the aggregate through the third quarter of 2009. Of this amount, $25 million was distributed to us during 2008.

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

	December 31,
	2008	2007
	(in millions)

Cash	$22	$—
Funds escrowed for potential indemnification claims	40	—
Property, plant and equipment, net	—	356
Secured debt obligations, including accrued interest	—	340
Payables to Reliant Energy and its subsidiaries, net	66	96

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Discontinued Operations

(a)	New York Plants.

In February 2006, we closed on the sale of our three remaining New York plants with an aggregate net generating capacity of approximately 2,100 MW for $979 million. During the third quarter of 2005, we began to report the results of the New York plants as discontinued operations. These plants were a part of our wholesale energy segment. We applied $952 million of cash proceeds, which was net of estimated city, state and transfer taxes and transaction costs, to pay down our senior secured term loans.

Based on our contractual obligation (at the time the purchase and sale agreement was executed) to utilize a portion of the net proceeds from the sale to prepay debt, we classified $638 million of debt as discontinued operations. We have also classified as discontinued operations the related deferred financing costs and interest expense on this debt. We allocated $15 million of related interest expense during 2006 to discontinued operations. No interest was allocated to discontinued operations subsequent to the closing.

Subsequent to the sale of our New York plants in February 2006, we continue to have (a) insignificant settlements with the independent system operator and (b) property tax and sales and use tax settlements. These amounts are classified as discontinued operations in our results of operations and consolidated balance sheets, as applicable.

(b)	European Energy.

In 2003, we sold our European energy operations, which formerly were a reportable segment. We have reported the results of our European energy operations as discontinued operations since the first quarter of 2003.

In addition to the initial cash proceeds, we are entitled to receive a significant portion of any cash distributions in excess of Euro 110 million received by the purchaser from the former coordinating body for the Dutch electricity sector as contingent consideration for the sale. We received payments of $10 million during 2008.

(c)	All Discontinued Operations.

The following summarizes certain financial information of the businesses reported as discontinued operations:

	New York		European
	Plants		Energy	Total
	(in millions)

2008
Revenues	$—		$—	$—
Income (loss) before income tax expense/benefit	(4)		10	6
2007
Revenues	$3		$—	$3
Income before income tax expense/benefit	7		—	7
2006
Revenues	$108		$—	$108
Loss before income tax expense/benefit	(7	)(1)	—	(7)

(1)	Includes an additional pre-tax loss on disposal of $16 million primarily due to changes in derivative assets not terminated as of the date of sale. The cumulative pre-tax loss on disposal through December 31, 2006 was $255 million.

(22)	Subsequent Event — Sale of Our Texas Retail Business

On February 28, 2009, we entered into several agreements related to the sale of our Texas retail business. We entered into a purchase agreement to sell our interests in the affiliates that operate our Texas retail mass and C&I business to a subsidiary (the buyer) of NRG Energy, Inc. (NRG) for $287.5 million in cash plus the value of the net working capital. This sale includes the rights to our name. NRG has guaranteed the obligations of the buyer. Upon

RELIANT ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing, our affiliates that are party to the credit sleeve and reimbursement agreement with Merrill Lynch will be owned by the buyer. We have agreed to pay Merrill Lynch a $7.5 million fee and to increase the fees under the credit sleeve and reimbursement agreement by $3 million per month until the close. The bulk of the fees payable to Merrill Lynch are payable only upon and at closing. When the sale closes, the litigation with Merrill Lynch against our affiliates that conduct our retail business related to the termination of our working capital facility will be dismissed. We and Merrill Lynch have agreed to stay further proceedings in the litigation until June 1, 2009, or in the event regulatory approvals delay closing, July 1, 2009. The sale is subject to customary closing conditions, including the Hart-Scott-Rodino review. The buyer may terminate the agreement in connection with certain takeover proposals that it may receive prior to closing subject to the payment of a $45 million termination fee. We expect to close in the second quarter of 2009. We will enter a one-year transition services agreement with the buyer in connection with the closing, which will include terms and conditions for information technology services, accounting services and human resources. NRG’s guarantee will also apply to this transition services agreement. As required by our debt agreements, a par exchange offer will be made with the net proceeds to holders of our secured notes and PEDFA bonds.

RELIANT ENERGY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
2008, 2007 and 2006

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged	Charged	Deductions	Balance at
	Beginning	to	to Other	from	End
Description	of Period	Income	Accounts(1)	Reserves(2)	of Period
			(in thousands)

2008
Allowance for doubtful accounts	$36,724	$54,563	$—	$(56,444)	$34,843
Reserves deducted from derivative assets(3)	68,241	(108,793)	—	(158)	(40,710)
Reserves for severance	—	4,584	—	(3,437)	1,147
2007
Allowance for doubtful accounts	$33,332	$78,588	$—	$(75,196)	$36,724
Reserves deducted from derivative assets	126,710	(58,310)	—	(159)	68,241
2006
Allowance for doubtful accounts	34,054	86,961	—	(87,683)	33,332
Reserves deducted from derivative assets	197,384	(68,240)	—	(2,434)	126,710
Reserves for severance	1,860	3,845	—	(5,705)	—

(1)	Represents charges to accumulated other comprehensive income/loss.

(2)	Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the allowance for doubtful accounts, such deductions are net of recoveries of amounts previously written off.

(3)	These accounts include reserves deducted from derivative assets, as well as derivative liabilities.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members
RERH Holdings, LLC:

We have audited the accompanying consolidated balance sheets of RERH Holdings, LLC and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, members’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RERH Holdings, LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 2(e) and 2(f) to the consolidated financial statements, the Company changed its accounting in 2008 for fair value measurements of financial instruments and fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and related amounts recognized upon payment or receipt of cash collateral, respectively. In addition, as discussed in note 7(d) to the consolidated financial statements, the Company changed its accounting for income tax uncertainties in 2007.

KPMG LLP

Houston, Texas
February 28, 2009

RERH HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2008	2007	2006
	(thousands of dollars)

Revenues:
Electricity sales and services revenues (including $4,190, $(70) and $227 unrealized gains (losses))	$9,151,352	$7,978,078	$7,460,341

Expenses:
Cost of sales (including $(624,386), $443,218 and $(394,902) unrealized gains (losses))	9,114,950	6,368,557	2,790,009
Cost of sales—affiliates (including $119,458, $0 and $0 unrealized losses)	368,126	236,762	3,937,469
Operation and maintenance	227,776	225,261	206,397
Operation and maintenance—affiliates	19,293	19,271	25,917
Selling, general and administrative	229,736	211,372	231,692
Selling, general and administrative—affiliates	71,929	68,876	70,060
Gain on sale of Northeast C&I contracts	(52,140)	—	—
Depreciation and amortization	22,388	23,947	29,490

Total operating expense	10,002,058	7,154,046	7,291,034

Operating Income (Loss)	(850,706)	824,032	169,307

Other Income (Expense):
Other, net	(336)	699	22
Interest expense	(30,246)	(29,476)	(28,198)
Interest income	7,643	15,166	2,481
Interest income (expense), net—affiliates	(2,709)	(6,579)	104,427

Total other income (expense)	(25,648)	(20,190)	78,732

Income (Loss) Before Income Taxes	(876,354)	803,842	248,039
Income tax expense (benefit)	(303,798)	309,135	96,180

Net Income (Loss)	$(572,556)	$494,707	$151,859

See Notes to the Consolidated Financial Statements

RERH HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(thousands of dollars)

ASSETS
Current Assets:
Cash and cash equivalents	$100,669	$226,200
Accounts receivable and unbilled revenue, principally customer, net of allowance of $34,222 and $34,947	838,586	776,115
Accumulated deferred income taxes	241,304	94,744
Derivative assets	1,007,121	468,275
Prepayments and other current assets	12,033	21,171

Total current assets	2,199,713	1,586,505

Property, Plant and Equipment, net	49,728	43,487

Other Assets:
Goodwill, net	31,631	31,631
Derivative assets	322,493	243,230
Accumulated deferred income taxes	121,598	1,140
Other	18,142	21,829

Total other assets	493,864	297,830

Total Assets	$2,743,305	$1,927,822

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable, principally trade	$473,330	$486,746
Payable to affiliates, net	11,468	40,437
Retail customer deposits	58,919	62,676
Other taxes payable	37,238	46,634
Taxes payable to Reliant Energy, Inc. and related accrued interest	3,303	21,188
Accrual for transmission and distribution charges	82,945	74,393
Derivative liabilities	1,533,990	675,780
Derivative liabilities—affiliates	100,006	—
Other	75,054	90,569

Total current liabilities	2,376,253	1,498,423

Other Liabilities:
Derivative liabilities	589,386	205,581
Derivative liabilities—affiliates	19,452	—
Other	10,295	33,833

Total other liabilities	619,133	239,414

Commitments and Contingencies
Members’ Equity:
Members’ equity	(252,081)	189,985

Total members’ equity	(252,081)	189,985

Total Liabilities and Members’ Equity	$2,743,305	$1,927,822

See Notes to the Consolidated Financial Statements

RERH HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007	2006
	(thousand of dollars)

Cash Flows from Operating Activities:
Net income (loss)	$(572,556)	$494,707	$151,859
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of Northeast C&I contracts	(52,140)	—	—
Depreciation and amortization	22,388	23,947	29,490
Deferred income taxes	(290,572)	163,557	(108,547)
Net changes in energy derivatives	703,390	(391,981)	407,649
Net changes in energy derivatives—affiliates	119,458	—	—
Non-cash federal income tax contributions from Reliant Energy, Inc., net	—	—	179,222
Other, net	877	3,301	1,118
Changes in other assets and liabilities:
Accounts receivable and unbilled revenue, net	(62,471)	12,315	196,846
Receivables/payables—affiliates	(29,545)	(41,891)	(481,521)
Margin deposits, net	(2,939)	10,890	(2,775)
Net derivative assets and liabilities	(34,869)	(22,709)	(76,112)
Accounts payable	(18,859)	89,974	271,019
Other current assets	12,077	9,806	10,763
Other current liabilities	(10,101)	12,901	31,057
Other assets	4,160	(5,295)	342
Retail customer deposits	(2,257)	(4,392)	6,158
Income taxes payable/receivable	(9,236)	(4,226)	9,032
Other taxes payable	(9,396)	(9,056)	14,311
Accrual for transmission and distribution charges	8,552	13,739	16,344
Taxes payable to Reliant Energy, Inc. and related accrued interest	(17,885)	21,188	—
Other liabilities	707	(2,687)	(3,477)

Net cash provided by (used in) operating activities	(241,217)	374,088	652,778

Cash Flows from Investing Activities:
Restricted cash	—	13,000	(13,000)
Capital expenditures	(27,742)	(13,457)	(9,424)
Proceeds from sale of Northeast C&I contracts	11,428	—	—
Contribution to investment	—	(2,550)	—
Contribution from Reliant Energy, Inc. of Reliant Energy Solutions East, LLC	—	2,530	—

Net cash used in investing activities	(16,314)	(477)	(22,424)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	—	—	(450,000)
Contributions from (distributions to) Reliant Energy, Inc., net	132,000	(283,428)	(2,944)
Changes in note with Reliant Energy, Inc., net	—	—	(50,115)

Net cash provided by (used in) financing activities	132,000	(283,428)	(503,059)

Net Change in Cash and Cash Equivalents	(125,531)	90,183	127,295
Cash and Cash Equivalents at Beginning of Period	226,200	136,017	8,722

Cash and Cash Equivalents at End of Period	$100,669	$226,200	$136,017

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid to affiliate	$—	$5,995	$2,942
Interest paid to third parties	30,447	29,741	29,090
Income taxes paid (net of income tax refunds received)	16,603	25,012	16,472
Income taxes paid to affiliate	—	110,000	—
Non-cash Disclosure:
Contributions from (distributions to) Reliant Energy, Inc., net	(1,510)	995	171,629
Transfer of certain assets and liabilities from Reliant Energy Electric Solutions, LLC to Reliant Energy Power Supply, LLC, net	—	—	329,807
Transfer of certain assets and liabilities from Reliant Energy Services, Inc. to Reliant Energy Power Supply, LLC, net	—	(2,254)	(329,773)
Contributions from (distributions to) Reliant Energy, Inc. of Reliant Energy Solutions East, LLC	—	6,164	(2,058)
Distribution to Reliant Energy, Inc. of note receivable	—	—	(1,943,943)

See Notes to the Consolidated Financial Statements

RERH HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Thousands of Dollars)

	Members	Comprehensive
	Equity	Income (Loss)
	(thousand of dollars)

Balance at December 31, 2005	$1,596,694
Net income	151,859	$151,859
Contributions from Reliant Energy, Inc., net	171,629
Distribution to Reliant Energy, Inc. of Reliant Energy Solutions East, LLC	(5,002)
Distribution to Reliant Energy, Inc. of note receivable	(1,943,943)
Transfer of certain assets and liabilities from Reliant Energy Electric Solutions, LLC to Reliant Energy Power Supply, LLC, net	329,807
Transfer of certain assets and liabilities from Reliant Energy Services, Inc. to Reliant Energy Power Supply, LLC, net	(329,773)

Comprehensive income		$151,859

Balance at December 31, 2006	$(28,729)
Net income	494,707	494,707
Distributions to Reliant Energy, Inc., net	(282,433)
Contribution from Reliant Energy, Inc. of Reliant Energy Solutions East, LLC	8,694
Transfer of certain assets and liabilities from Reliant Energy Services, Inc. to Reliant Energy Power Supply, LLC, net	(2,254)

Comprehensive income		$494,707

Balance at December 31, 2007	$189,985
Net loss	(572,556)	(572,556)
Contributions from Reliant Energy, Inc., net	130,490

Comprehensive loss		$(572,556)

Balance at December 31, 2008	$(252,081)

See Notes to the Consolidated Financial Statements

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

Background.  RERH Holdings, LLC is a Delaware limited liability company, which is a wholly-owned subsidiary of Reliant Energy, Inc. and was formed in July 2006. However, no activity occurred until December 1, 2006. The transfer of Reliant Energy Retail Holdings, LLC and its subsidiaries by Reliant Energy, Inc. into RERH Holdings, LLC is a transfer of equity interests between entities under common control. Accordingly, the results of operations of RERH Holdings, LLC and its consolidated subsidiaries (RERH Holdings) reflect the transfer as if it occurred at the beginning of 2006. “Reliant Energy” refers to Reliant Energy, Inc. and its consolidated subsidiaries. Reliant Energy, Inc. is the sole Class A member and holds all 1,000 membership units of that class of RERH Holdings, LLC. In connection with the credit-enhanced retail structure, Merrill Lynch Commodities, Inc. owns one Class B membership unit, which is all of the issued and outstanding units of that class for RERH Holdings, LLC. The Class B member has only limited rights to vote on certain matters and no interest in profits and losses.

In preparation for and in connection with the credit-enhanced retail structure, RERH Holdings made ownership changes relating to entities, assets and liabilities during 2006. The following occurred (related amounts are included on the consolidated statements of members’ equity and comprehensive income):

•	Formed Reliant Energy Power Supply, LLC in April 2006 to procure the purchased power for RERH Holdings’ Texas retail customers. Reliant Energy Power Supply, LLC began procuring power in July 2006.

•	Reliant Energy Solutions East, LLC was distributed to Reliant Energy, Inc. on October 1, 2006 as this entity does business for retail customers outside of Texas, which was not originally included in the credit-enhanced retail structure. See below for 2007 activity.

•	Certain assets and liabilities were transferred from Reliant Energy Electric Solutions, LLC and Reliant Energy Services, Inc. (neither is a subsidiary of RERH Holdings, LLC) to Reliant Energy Power Supply, LLC in the third and fourth quarters of 2006 as these related to supply positions for the Texas retail customers.

During 2007, RERH Holdings completed the inclusion of business in the PJM area (defined below) in the credit-enhanced retail structure. The following occurred (related amounts are included on the consolidated statements of members’ equity and comprehensive income):

•	Reliant Energy, Inc. contributed Reliant Energy Solutions East, LLC to Reliant Energy Retail Services, LLC on August 1, 2007 and its operations are included in these consolidated financial statements from that point forward for 2007. See above for 2006 activity.

RERH Holdings provides electricity and energy services to retail electricity customers in Texas, including residential and small business (mass) customers and commercial, industrial and governmental/institutional (C&I) customers. RERH Holdings’ next largest market was the market operated by PJM Interconnection, LLC, primarily in New Jersey, Maryland, the District of Columbia and Pennsylvania (PJM area). Approximately 65% of RERH Holdings’ residential and small business customers are in the Houston area.

In connection with RERH Holdings’ intention to wind down the credit-enhanced retail structure with Merrill Lynch and to reduce future collateral posting obligations (as discussed in note 5), RERH Holdings decided during the fourth quarter of 2008 to exit the C&I portion of its business either through a wind down or sale of its C&I contracts. Except where RERH Holdings is contractually obligated to do so, RERH Holdings is no longer entering into contracts with new C&I customers and it does not expect to renew contracts with its current customers.

On December 31, 2008, RERH Holdings sold all of its Northeast (which consists of Delaware, the District of Columbia, Maryland, New Jersey and Pennsylvania) C&I contracts and is actively seeking to sell its Illinois C&I contracts. See note 11.

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, RERH Holdings, LLC’s subsidiaries include:

Subsidiary	Formation Date

Reliant Energy Retail Holdings, LLC (the predecessor parent)	September 2000
Reliant Energy Retail Services, LLC	September 2000
Reliant Energy Solutions East, LLC	February 2002
RE Retail Receivables, LLC	June 2002
Reliant Energy Power Supply, LLC	April 2006

Review of Strategic Alternatives.  In October 2008, Reliant Energy’s Board of Directors initiated a process to review strategic alternatives and formed a special committee to oversee this process. Reliant Energy is exploring a full range of possible strategic alternatives to enhance stockholder value, including, among other possibilities, the sale of all or substantially all of Reliant Energy, as well as the sale of some or all of its retail business (which includes RERH Holdings). For discussion of Reliant Energy’s agreement to sell its interests in RERH Holdings, see note 12.

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

RERH Holdings evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which RERH Holdings believes to be reasonable under the circumstances. RERH Holdings adjusts such estimates and assumptions when facts and circumstances dictate.

RERH Holdings’ critical accounting estimates include:  (a) fair value of derivative assets and liabilities; (b) fair value of RERH Holdings for assessing impairments of recorded goodwill; (c) fair value of property, plant and equipment; (d) estimated revenues and energy supply costs; (e) loss contingencies and (f) deferred tax assets, valuation allowances and tax liabilities. Actual results could differ from the estimates.

RERH Holdings is subject to various risks inherent in doing business. See notes 2(c),2(d), 2(e), 2(f), 2(g), 2(h), 2(i), 2(j), 2(m), 4, 5, 6, 7, 8, 9 and 12.

(b)	Principles of Consolidation.

RERH Holdings, LLC includes its accounts and those of its wholly-owned subsidiaries in its consolidated financial statements.

(c)	Revenues.

Gross revenues for energy sales and services to residential and small business customers and to commercial, industrial and governmental/institutional customers are recognized upon delivery under the accrual method. Energy sales and services that have been delivered but not billed by period end are estimated. Gross revenues include energy

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues from resales of purchased power and other hedging activities, which are $1.1 billion, $533 million and $123 million during 2008, 2007 and 2006, respectively. These revenues represent a sale of excess supply to third parties in the market.

As of December 31, 2008 and 2007, RERH Holdings recorded unbilled revenues of $481 million and $435 million, respectively, for energy sales and services. Accrued unbilled revenues are based on RERH Holdings’ estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on daily forecasted volumes and estimated customer usage by class. Unbilled revenues are calculated by multiplying volume estimates by the applicable rate by customer class. Estimated amounts are adjusted when actual usage is known and billed.

The revenues and the related energy supply costs include the estimates of customer usage based on initial usage information provided by the independent system operators and the distribution companies. RERH Holdings revises these estimates and records any changes in the period as additional settlement information becomes available (collectively referred to as market usage adjustments).

(d)	Energy Supply Costs.

RERH Holdings records energy supply costs for electricity sales and services to retail customers based on estimated supply volumes for the applicable reporting period. A portion of its energy supply costs ($83 million and $74 million as of December 31, 2008 and 2007, respectively) consisted of estimated transmission and distribution charges not yet billed by the transmission and distribution utilities. In estimating supply volumes, RERH Holdings considers the effects of historical customer volumes, weather factors and usage by customer class. RERH Holdings estimates its transmission and distribution delivery fees using the same method that it uses for electricity sales and services to retail customers. In addition, RERH Holdings estimates Electric Reliability Council of Texas (ERCOT) Independent System Operator (ISO) fees based on historical trends, estimated supply volumes and initial ERCOT ISO settlements. Volume estimates are then multiplied by the supply rate and recorded as purchased power in the applicable reporting period. See the discussion above regarding market usage adjustments.

(e)	Fair Value Measurements.

Summary.  Effective January 1, 2008, RERH Holdings adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) on a prospective basis for its derivative assets and liabilities. In connection with the adoption, no cumulative effect of an accounting change was recognized. For non-financial assets and liabilities, the adoption of SFAS No. 157 was deferred until January 1, 2009. See note 2(p).

Fair Value Hierarchy and Valuation Techniques.  RERH Holdings applies recurring fair value measurements to its derivative assets and liabilities. In determining fair value, RERH Holdings generally uses the market approach and incorporates assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable internally-developed inputs. Based on the observability of the inputs used in the valuation techniques, the derivative assets and liabilities are classified as follows:

Level 1:	Level 1 represents unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date. This category primarily includes energy derivative instruments that are exchange-traded or that are cleared and settled through the exchange.

Level 2:	Level 2 represents quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data. This category includes over-the-counter (OTC) derivative instruments such as generic swaps and forwards and derivative instruments with affiliated companies.

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3:	This category includes energy derivative instruments whose fair value is estimated based on internally developed models and methodologies utilizing significant inputs that are generally less readily observable from objective sources (such as market heat rates, implied volatilities and correlations). RERH Holdings’ OTC, complex or structured derivative instruments that are transacted in less liquid markets with limited pricing information are included in Level 3. Examples are structured power supply contracts and longer term natural gas contracts and options.

RERH Holdings values some of its OTC, complex or structured derivative instruments using valuation models, which utilize inputs that may not be corroborated by market data, such as market prices for power and fuel, market implied heat rates, load and price shapes, ancillary services, volatilities and correlations as well as other relevant factors as may be deemed appropriate. When such inputs are significant to the fair value measurement, the derivative assets or liabilities are classified as Level 3 when RERH Holdings does not have corroborating market evidence to support significant valuation model inputs and cannot verify the model to market transactions. RERH Holdings believes the transaction price is the best estimate of fair value at inception under the exit price methodology. Accordingly, when a pricing model is used to value such an instrument, the resulting value is adjusted so the model value at inception equals the transaction price. Valuation models are typically impacted by Level 1 or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, RERH Holdings updates Level 1 and Level 2 inputs to reflect observable market changes. Level 3 inputs are updated when corroborated by available market evidence. In the absence of such evidence, management’s best estimate is used.

Nonperformance Risk on Derivative Liabilities.  In accordance with SFAS No. 157, fair value measurement of RERH Holdings’ derivative liabilities reflects the nonperformance risk related to that liability, which is its own credit risk. RERH Holdings derives its nonperformance risk by applying Reliant Energy, Inc.’s credit default swap spread against the respective derivative liability. As of December 31, 2008, RERH Holdings had $81 million in reserves for nonperformance risk on derivative liabilities. This change in accounting estimate had an impact during 2008 as follows (income (loss)):

	2008
	Loss before
	Income Taxes	Net Loss
	(in millions)

Total derivative liabilities	$81(1)	$53

(1)	Recorded in cost of sales as unrealized.

Fair Value of Derivative Instruments.

	December 31, 2008
						Total
	Level 1	Level 2	Level 3	Reclassifications(1)		Fair Value
	(in millions)

Total derivative assets	$650	$712	$21	$(54	)(1)	$1,329
Total derivative liabilities	650	1,410	117	(54	)(1)	2,123
Total derivative liabilities—affiliates	—	119	—	—		119

(1)	Reclassifications are required to reconcile to FIN 39-1 consolidated balance sheet presentation.

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	2008
	Net Derivatives
	(Level 3)
	(in millions)

Balance, January 1, 2008	$100
Total gains (losses) realized/unrealized:
Included in earnings	98(1)
Purchases, issuances and settlements (net)	(299)
Transfers in and/or out of Level 3 (net)	5(2)

Balance, December 31, 2008	$(96)

Changes in unrealized gains/losses relating to derivative assets and liabilities still held at December 31, 2008	(34	)(1)

(1)	Recorded in cost of sales.

(2)	Represents fair value as of December 31, 2007.

See note 2(f).

(f)	Derivatives and Hedging Activities.

RERH Holdings accounts for its derivatives instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (SFAS No. 133).

Changes in commodity prices prior to the energy delivery period are inherent in RERH Holding’s business. RERH Holdings routinely enters derivative contracts to manage its purchase and sale commitments. Fixed-price derivatives are used to fix the price for a portion of these transactions. RERH Holdings uses derivative instruments such as futures, forwards, swaps and options to execute its retail supply procurement strategy.

RERH Holdings purchases substantially all of its Texas power supply requirements from third parties. RERH Holdings continues to focus its supply procurement strategy on (a) matching supply costs and supply timing with sales commitments, (b) managing periodic adjustments of physical supply to manage ongoing operational and customer usage changes and (c) managing procurement needs within available market liquidity.

For RERH Holdings’ risk management activities, it uses both derivative and non-derivative contracts that provide for settlement in cash or by delivery of a commodity. The primary types of derivative instruments RERH Holdings uses are forwards, futures, swaps and options. RERH Holdings accounts for its derivatives under one of three accounting methods (mark-to-market, accrual accounting (under the normal purchase/normal sale exception to fair value accounting) or cash flow hedge accounting) based on facts and circumstances. The fair values of derivative activities are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods. See note 2(e) for discussion on fair value measurements.

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

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the same caption as the items being hedged. A summary of RERH Holdings’ derivative activities and classification in its results of operations is:

Transactions that
	Purpose for Holding or	Physically	Transactions that
Instrument	Issuing Instrument(1)	Flow/Settle	Financially Settle(2)

Power futures, forward, swap and option contracts	Power sales to end-use retail customers Supply management revenues Power purchases	Revenues Revenues Cost of sales	N/A(3) Cost of sales Cost of sales
Natural gas and fuel futures, forward, swap and option contracts	Natural gas and fuel purchases/sales	N/A(3)	Cost of sales

(1)	The purpose for holding or issuing does not impact the accounting method elected for each instrument.

(2)	Includes classification for mark-to-market derivatives.

(3)	N/A is not applicable.

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

In addition to market risk, RERH Holdings is exposed to credit and operational risk. Reliant Energy has a risk control framework, to which RERH Holdings is subject, to manage these risks, which include: (a) measuring and monitoring these risks, (b) review and approval of new transactions relative to these risks, (c) transaction validation and (d) portfolio valuation and reporting. RERH Holdings uses mark-to-market valuation, value-at-risk and other metrics in monitoring and measuring risk. Reliant Energy’s risk control framework includes a variety of separate but complementary processes, which involve commercial and senior management and Reliant Energy’s Board of Directors. See note 2(g) for further discussion of RERH Holdings’ credit policy.

Cash Flow Hedges.  If certain conditions are met, a derivative instrument may be designated as a cash flow hedge. Derivatives designated as cash flow hedges must have a high correlation between price movements in the derivative and the hedged item. The changes in fair value of cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are, or have been, effective as hedges, until the forecasted transactions affect earnings. At the time the forecasted transactions affect earnings, RERH Holdings reclassifies the amounts in accumulated other comprehensive income (loss) into earnings. RERH Holdings records the ineffective portion of changes in fair value of cash flow hedges immediately into earnings. For all other derivatives, changes in fair value are recorded as unrealized gains or losses in our results of operations.

If and when an acceptable level of correlation no longer exists, hedge accounting ceases and changes in fair value are recognized in the results of operations. If it becomes probable that a forecasted transaction will not occur, RERH Holdings immediately recognizes the related deferred gains or losses in its results of operations. The associated hedging instrument is then marked to market through the results of operations for the remainder of the contract term unless a new hedging relationship is redesignated.

As of December 31, 2008, 2007 and 2006, RERH Holdings does not have any designated cash flow hedges.

Presentation of Derivative Assets and Liabilities.  RERH Holdings adopted FIN 39-1 on January 1, 2008. Upon adoption it elected to present its derivative assets and liabilities on a gross basis (regardless of master netting arrangements with the same counterparty). Cash collateral amounts are also presented on a gross basis. RERH Holdings applied FIN 39-1 retrospectively for all financial statements presented.

The effect to RERH Holdings December 31, 2007 consolidated balance sheet was as follows: (Note—only line items impacted are shown.)

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
	As Previously	Upon Adoption
	Reported	of FIN 39-1
	(in millions)

Current derivative assets	$129	$468
Total current assets	1,247	1,586
Long-term derivative assets	75	243
Total other assets	130	298
Total assets	1,421	1,928
Current derivative liabilities	336	675
Total current liabilities	1,159	1,498
Long-term derivative liabilities	38	206
Total other liabilities	71	239
Total liabilities and members’ equity	1,421	1,928

(g)  Credit Risk.

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

RERH Holdings’ credit exposure is based on its derivative assets and accounts receivable from its power supply counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties. RERH Holdings provides reserves for non-investment grade counterparties representing a significant portion of its credit exposure. As of December 31, 2008, RERH Holdings has no credit exposure. As of December 31, 2007, one non-investment grade counterparty represented 95% ($144 million) of RERH Holdings’ credit exposure. As of December 31, 2007, RERH Holdings held no collateral from this counterparty.

(h)	Selling, General and Administrative Expenses.

Selling, general and administrative expenses include, among other items, (a) selling and marketing, (b) bad debt expense, (c) financial services, (d) legal costs, (e) regulatory costs, (f) certain benefit costs and (g) costs related to the unwind of the credit-enhanced retail structure. Some of the expenses are allocated from affiliates (see note 3).

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)	Property, Plant and Equipment and Depreciation Expense.

RERH Holdings computes depreciation using the straight-line method based on estimated useful lives. Depreciation expense was $22 million, $24 million and $29 million during 2008, 2007 and 2006, respectively.

	Estimated Useful	December 31,
	Lives (Years)	2008	2007
		(in millions)

Information technology	3 – 10	$194	$183
Furniture and leasehold improvements	3 – 10	6	6
Assets under construction		21	5

Total		221	194
Accumulated depreciation		(171)	(151)

Property, plant and equipment, net		$50	$43

RERH Holdings periodically evaluates property, plant and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. RERH Holdings recorded no material property, plant and equipment impairments during 2008, 2007 and 2006.

(j)	Intangible Assets and Amortization Expense.

Goodwill.  RERH Holdings performs its goodwill impairment test annually on April 1 and when events or changes in circumstances indicate that the carrying value may not be recoverable. RERH Holdings continually assesses whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in Reliant Energy, Inc.’s share price and market capitalization; a decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weakness in the industry; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the consolidated financial statements.

During April, RERH Holdings tested goodwill for impairment and determined that no impairment existed.

During the third and fourth quarters of 2008, given recent adverse changes in the business climate and the credit markets, Reliant Energy, Inc.’s market capitalization being lower than its book value during all of the fourth quarter and extending into 2009, Reliant Energy’s review of strategic alternatives to enhance stockholder value and reductions in the expected near-term cash flows from operations, RERH Holdings reviewed its goodwill for impairment. RERH Holdings concluded that no goodwill impairment occurred as of September 30, 2008. As discussed below, as of December 31, 2008, RERH Holdings concluded that its goodwill of $32 million was not impaired.

Goodwill is reviewed for impairment based on a two-step test. In the first step, RERH Holdings compares its fair value with its net book value. RERH Holdings must apply judgment in determining the fair value for purposes of performing the goodwill impairment test because quoted market prices for its business are not available. In estimating the fair value, RERH Holdings uses a combination of an income approach and a market-based approach.

•	Income approach—RERH Holdings discounts its expected cash flows. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its operations and cash flows and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, RERH Holdings applies a terminal value multiple to the final year EBITDA.

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Market-based approach—RERH Holdings uses the guideline public company method, which focuses on comparing its risk profile and growth prospects to select reasonably similar/guideline publicly traded companies. RERH Holdings also uses a public transaction method, which focuses on exchange prices in actual transactions as an indicator of fair value.

In weighting the results of the various valuation approaches, prior to the fourth quarter of 2008, RERH Holdings placed more emphasis on the income approach, using management’s future cash flow projections and risk-adjusted discount rates. As RERH Holdings’ earnings outlook declined, its earnings variability increased and Reliant Energy, Inc.’s market capitalization declined significantly in 2008, RERH Holdings increased the weighting of the estimates of fair value determined by market-based approaches. Further, the aggregate estimated fair value of Reliant Energy’s reporting units was compared to its total market capitalization, adjusted for a control premium. A control premium is added to the market capitalization to reflect the value that exists with having control over an entire entity.

If the estimated fair value is higher than the recorded net book value, no impairment is considered to exist and no further testing is required. However, if the estimated fair value is below the recorded net book value, a second step must be performed to determine the goodwill impairment required, if any. In the second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition, which is then allocated to the entity’s assets and liabilities in accordance with purchase accounting rules. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the entity, and the recorded amount is written down to the hypothetical amount, if lower.

RERH Holdings estimates its fair value based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches, as discussed above, (b) projections about future customer mix and related revenues, (c) estimates of future cost structure, (d) risk-adjusted discount rates for estimated cash flows, (e) selection of peer group companies for the public company market approach, (f) required level of working capital, (g) assumed EBITDA multiple for terminal values and (h) time horizon of cash flow forecasts. For the most recent reporting period, RERH Holdings determined that the recently announced sale to a subsidiary of NRG Energy, Inc. was the best estimate of its value. Using that measure, the fair value exceeded the book value and therefore, the goodwill was not impaired as of December 31, 2008.

As of December 31, 2008 and 2007, RERH Holdings had $14 million and $17 million, respectively, of goodwill that is deductible for United States income tax purposes in future periods.

Other Intangibles.  RERH Holdings recognizes specifically identifiable intangible assets, including renewable energy credits, when specific rights and contracts are acquired. RERH Holdings has no intangible assets with indefinite lives recorded as of December 31, 2008 and 2007.

(k)	Income Taxes.

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

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State.  RERH Holdings is included in the consolidated state income tax returns of Reliant Energy. It calculates its state provision, related payables or receivables and deferred state income taxes on a separate return basis and primarily settles the related assets and liabilities directly with the governmental entity. See note 7.

(l)	Cash and Cash Equivalents.

RERH Holdings records all highly liquid short-term investments with maturities of three months or less as cash equivalents.

(m)	Allowance for Doubtful Accounts.

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

(n)	Gross Receipts Taxes.

RERH Holdings records gross receipts taxes on a gross basis in revenues and operations and maintenance expense in its consolidated statements of operations. During 2008, 2007 and 2006, RERH Holdings’ revenues and operation and maintenance expense include gross receipts taxes of $102 million, $97 million and $102 million, respectively.

(o)	Sales Taxes.

RERH Holdings records sales taxes collected from its taxable customers and remitted to the various governmental entities on a net basis, thus there is no impact on its consolidated statements of operations.

(p)	New Accounting Pronouncements Not Yet Adopted.

Fair Value Measurement for Non-Financial Assets and Liabilities.  For some non-financial assets and liabilities, the effective date for SFAS No. 157 fair value measurement criteria is January 1, 2009. RERH Holdings does not expect the standard to have a significant impact on its consolidated financial statements.

Disclosures about Derivatives and Hedging Activities.  SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161) is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is intended to enhance the related qualitative and quantitative disclosures by providing for additional information about objectives, strategies, accounting treatment, volume by commodity type and credit-risk-related contingent features. SFAS No. 161 was adopted on January 1, 2009.

(3)	Related Party Transactions

These financial statements include the impact of significant transactions between RERH Holdings and Reliant Energy. The majority of these transactions involve the purchase or sale of energy, capacity or related services from or to RERH Holdings and allocations of costs to RERH Holdings for support services.

Support and Technical Services.  Reliant Energy provides commercial support, technical services and other corporate services to RERH Holdings. Reliant Energy allocates certain support services costs to RERH Holdings based on RERH Holdings’ underlying planned operating expenses relative to the underlying planned operating expenses of other entities to which Reliant Energy provides similar services and also charges RERH Holdings for certain other services based on usage. Management believes this method of allocation is reasonable. These allocations and charges were not necessarily indicative of what would have been incurred had RERH Holdings been an unaffiliated entity. Effective with the credit-enhanced retail structure, beginning December 1, 2006, Reliant

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Energy charges a fee for these services calculated in the same manner and including a mark-up percentage of 1.5%, which was $1 million, $1 million and $0 during 2008, 2007 and 2006, respectively.

The following details the amounts recorded as operation and maintenance—affiliates and selling, general and administrative—affiliates:

	2008	2007	2006

Allocated or charged by Reliant Energy	$91(1)	$88(2)	$96(3)

(1)	Includes $3 million for RERH Holdings’ share of allocated rent expense.

(2)	Includes $2 million for RERH Holdings’ share of allocated rent expense.

(3)	Includes $3 million for RERH Holdings’ share of allocated rent expense.

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

	2008	2007	2006
	(in millions)

Purchases from Reliant Energy under various commodity agreements(1)	$368	$237	$3,937

(1)	Recorded in cost of sales— affiliates.

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

Cash Contributions From (Distributions to) Reliant Energy.

	2008	2007	2006
	(in millions)

RERH Holdings, LLC cash contributions from (distributions to) Reliant Energy, net	$132	$(283)	$(3)

Income Taxes.  See discussion in note 2(k) regarding RERH Holdings’ policy with regards to income taxes.

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007	2006
	(in millions)

Non-cash federal income tax contributions from
Reliant Energy, Inc., net	$—	$—	$179

As of December 31, 2008 and 2007, RERH Holdings has $3 million and $21 million, respectively, recorded as taxes payable to Reliant Energy, Inc., which includes accrued interest payable of $3 million and $2 million, respectively. RERH Holdings has incurred interest expense related to this payable of $3 million and $7 million during 2008 and 2007, respectively.

Derivative Liabilities.  In connection with the unwind of the credit-enhanced retail structure with Merrill Lynch (as discussed in note 5), RERH Holdings entered into a derivative contract with Reliant Energy. This derivative is a 40 BCFe (billion cubic feet equivalent of natural gas) hedge that extends to December 2010. During 2008, RERH Holdings recognized $119 million unrealized loss and $30 million realized loss on this transaction. These amounts are included in cost of sales—affiliates on the statement of operations.

(4)	Debt

(a)	Working Capital Facility.

In connection with the credit-enhanced retail structure, in December 2006, RERH Holdings entered into a $300 million working capital facility agreement with Merrill Lynch & Co., Inc. and affiliates (Merrill Lynch). The working capital facility included a $150 million minimum adjusted EBITDA requirement for RERH Holdings for each trailing four-quarter period. In December 2008, RERH Holdings terminated this working capital facility. See notes 5 and 9 for discussion of the Merrill Lynch action related to the working capital facility.

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

(5)	Credit-Enhanced Retail Structure with Merrill Lynch and Unwind of Such Structure

The credit sleeve and reimbursement agreement (the agreement) with Merrill Lynch became effective on December 1, 2006, which substantially eliminated collateral postings for RERH Holdings’ business, although these collateral postings were historically made by Reliant Energy, not RERH Holdings. See discussion below regarding the decision to unwind the credit-enhanced retail structure.

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

RERH Holdings paid Merrill Lynch one-time structuring fees of $14 million ($13 million in 2006 and $1 million in 2007), which were expensed as general and administrative costs. RERH Holdings also pays a fee to Merrill Lynch of $0.40 for each megawatt hour (MWh) of power that it delivers to its retail customers. This fee ($27 million, $26 million and $2 million during 2008, 2007 and 2006, respectively) is classified as interest expense. RERH Holdings is obligated to reimburse Merrill Lynch to the extent that any guarantees are called upon or any

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral posted by Merrill Lynch is foreclosed upon in the event RERH Holdings does not meet its obligations to its suppliers. To date, RERH Holdings has not been required to reimburse Merrill Lynch for these items.

The initial term of the agreement was five years. The agreement includes an “evergreen” provision that automatically extends the term of the agreement unless either party gives notice to not extend. The current termination date is December 31, 2013. RERH Holdings is permitted to terminate at any time. Merrill Lynch does not have an early termination option.

In connection with the agreement, Reliant Energy implemented a structure so that the entities comprising its retail energy business became subsidiaries of RERH Holdings, LLC. The agreement (a) restricts the ability of RERH Holdings to, among other actions, (i) encumber its assets, (ii) sell certain assets, (iii) incur additional debt, (iv) pay dividends or pay subordinated debt, (v) make investments or acquisitions or (vi) enter into certain transactions with affiliates and (b) requires RERH Holdings to manage its risks related to commodity prices. RERH Holdings’ obligations under the agreement with Merrill Lynch are secured by first liens on the assets of RERH Holdings. RERH Holdings, LLC and its subsidiaries are designed to maintain the separate nature of their assets, avoid consolidation of such assets with the bankruptcy estate of Reliant Energy in the event Reliant Energy ever becomes subject to such a proceeding, and ensure that such assets are available first and foremost to satisfy their creditors’ claims. The obligations of RERH Holdings under the agreement are non-recourse to Reliant Energy. See note 4(a) for discussion of the retail working capital facility.

The ongoing turmoil in the financial markets and uncertainty in the overall economic outlook have resulted in a significant increase in the cost and reduction in the availability of capital. The impact of this turmoil and uncertainty has been to increase Merrill Lynch’s cost to perform under the credit-enhanced retail structure. To Reliant Energy, the credit-enhanced retail structure represents a significant concentration of credit risk with Merrill Lynch. As a result of this and because of disagreements with Merrill Lynch regarding the minimum adjusted retail EBITDA covenant in the working capital facility, in September 2008, RERH Holdings decided to pursue an orderly unwind of the credit-enhanced retail structure. To ensure that Reliant Energy would have sufficient capital to operate its retail energy business (primarily RERH Holdings) without the benefit of the credit-enhanced retail structure, Reliant Energy secured commitments for $1 billion in new capital.

In November 2008, RERH Holdings made the decision to exit the C&I portion of its business either through a wind down or sale of the C&I contracts, which will significantly reduce the long-term capital requirements for collateral and reached an agreement to sell its Northeast C&I contracts. See note 11. In connection with this decision, Reliant Energy terminated the $1 billion in new capital commitments. RERH Holdings incurred and expensed costs of $12 million (included in selling, general and administrative expenses) during 2008 in connection with these commitments and other events related to its decision to unwind the credit-enhanced retail structure.

In early December 2008, RERH Holdings exercised its right to terminate the Merrill Lynch $300 million retail working capital facility. No borrowings were outstanding under this facility. In late December 2008, Merrill Lynch filed a claim seeking a judgment declaring that under the credit sleeve and reimbursement agreement (the agreement) RERH Holdings did not have the right to terminate the working capital facility.

If Merrill Lynch is successful with its claim, it could seek to exercise remedies under the agreement. There is a range of possible remedies available to Merrill Lynch under the agreement, including, without limitation:

•	declaring an unwind of the agreement, which would result in Merrill Lynch ceasing to provide credit support for new retail supply and hedging transactions;

•	delivering notice to RERH Holdings’ retail supply counterparties that future transactions will not have Merrill Lynch collateral support; and

•	seeking to foreclose on its collateral, the assets of RERH Holdings.

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, Merrill Lynch cannot require RERH Holdings to post collateral to replace its credit support for the existing business. It is uncertain whether Merrill Lynch would exercise any of its remedies.

Merrill Lynch stated in its December 2008 claim that, reserving all its rights, until further notice it intends to continue to perform under the credit-enhanced retail structure and provide credit enhancement to RERH Holdings in connection with its business. RERH Holdings and Reliant Energy intend to continue to pursue longer-term arrangements to unwind the credit-enhanced retail structure. See note 9.

RERH Holdings believes that its business will generate adequate operating cash flow to handle any collateral postings associated with an unwind of the agreement or Merrill Lynch’s notification to counterparties that they will not provide collateral support for future transactions. RERH Holdings believes that a successful foreclosure is unlikely. However, a foreclosure would be material to RERH Holdings.

For discussion of Reliant Energy’s agreement to sell its interests in RERH Holdings, see note 12.

(6)	Benefit Plans

RERH Holdings’ eligible employees participate in Reliant Energy’s stock-based incentive plans. During 2008, 2007 and 2006, RERH Holdings’ pre-tax stock-based incentive plans compensation expense was $1 million, $6 million and $5 million, respectively.

RERH Holdings’ employees participate in Reliant Energy’s employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code. RERH Holdings’ savings plan benefit expense, including matching and discretionary contributions, was $7 million, $6 million and $4 million during 2008, 2007 and 2006, respectively.

(7)	Income Taxes

(a)	Summary.

RERH Holdings’ income tax expense (benefit) is:

	2008	2007	2006
	(in millions)

Current:
Federal	$(24)	$126	$179
State	10	20	26

Total current	(14)	146	205

Deferred:
Federal	(285)	141	(95)
State	(5)	22	(14)

Total deferred	(290)	163	(109)

Income tax expense (benefit)	$(304)	$309	$96

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	2008	2007	2006

Federal statutory rate	(35)%	35%	35%

Additions (reductions) resulting from:
State income taxes, net of federal income taxes	—	3	4

Effective rate	(35)%	38%	39%

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007
	(in millions)

Deferred tax assets:
Current:
Derivative liabilities, net	$190	$80
Derivative liabilities, net—affiliates	35	—
Allowance for doubtful accounts and credit provisions	12	12
Employee benefits	1	1
Other	3	3

Total current deferred tax assets	241	96

Long-term:
Derivative liabilities, net	95	—
Derivative liabilities, net—affiliates	7	—
Net operating loss carryforwards	23	—
Other	2	—

Total long-term deferred tax assets	127	—

Total deferred tax assets	$368	$96

Deferred tax liabilities:
Long-term:
Depreciation and amortization	$5	$9
Derivative assets, net	—	13

Total long-term deferred tax liabilities	5	22

Total deferred tax liabilities	$5	$22

Accumulated deferred income taxes, net	$363	$74

(b)	Tax Attributes Carryovers.

		Statutory
	December 31,	Carryforward	Expiration
	2008	Period	Year(s)
	(in millions)	(in years)

Net Operating Loss Carryforwards:
Federal	$67	20	2022 through 2027
State Tax Credit Carryforward(1)	5	1 to 20	2009 through 2027

(1)	Relates to Texas margins tax credit carryforward and amount reflects the tax amount.

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Valuation Allowances.

RERH Holdings assesses its future ability to use deferred tax assets using the more-likely-than-not criteria. These assessments include an evaluation of its recent history of earnings and losses, future reversals of temporary differences and identification of other sources of future taxable income, including the identification of tax planning strategies in certain situations. Based on the analysis, RERH Holdings determined that no valuation allowance is needed for its deferred tax assets as of December 31, 2008 and 2007.

(d)	FIN 48 and Income Tax Uncertainties.

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

RERH Holdings has the following in its consolidated balance sheet (included in other current liabilities):

January 1, 2007
	December 31,		(Immediately
	2008	2007	After Adoption)
(in millions)

Unrecognized tax benefits(1)	$1(2)	$—	$—
Interest and penalties	—	—	—

(1)	The activity during 2008 and 2007 was insignificant.

(2)	Of this amount, $0, if recognized, would affect the effective tax rate.

During 2008, 2007 and 2006, RERH Holdings recognized $0 of income tax expense (benefit) due to changes in interest and penalties for federal and state income taxes.

RERH Holdings has the following years that remain subject to examination or are currently under audit for its major tax jurisdictions:

	Subject to	Currently
	Examination	Under Audit

Federal	1997 to 2008	1997 to 2006
Texas	2000 to 2008	2000 to 2005
Pennsylvania	2004 to 2008	2005 to 2006

RERH Holdings, through Reliant Energy, expects to continue discussions with taxing authorities regarding tax positions related to the following, and believe it is reasonably possible some of these matters could be resolved during 2009; however, it cannot estimate the range of changes that might occur:

•	$177 million payment to CenterPoint during 2004 related to residential customers; and

•	the timing of tax deductions could be changed as a result of negotiations with respect to depreciation.

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Commitments

(a)	Lease Commitments.

Cash Obligations Under Operating Leases.  RERH Holdings’ projected cash obligations under non-cancelable long-term operating leases as of December 31, 2008 are (in millions):

2009	$26
2010	26
2011	7
2012	2
2013	1
2014 and thereafter	—

Total	$62

Operating Lease Expense.  Total lease expense for all operating leases was $24 million, $12 million and $12 million during 2008, 2007 and 2006, respectively.

(b)	Guarantees and Indemnifications.

Equity Pledged as Collateral for Reliant Energy.  RERH Holdings, LLC’s equity is pledged as collateral under certain of Reliant Energy’s credit and debt agreements, which have an outstanding balance of $1.2 billion as of December 31, 2008.

Sale of Northeast C&I Contracts.  In connection with the sale of its Northeast C&I contracts in December 2008, RERH Holdings guaranteed some former customers’ performance to the buyer. See note 11.

Other.  RERH Holdings enters into contracts that include indemnification and guarantee provisions. In general, RERH Holdings enters into contracts with indemnities for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. Examples of these contracts include asset purchase and sales agreements, retail supply agreements, service agreements and procurement agreements.

Except as otherwise noted, RERH Holdings is unable to estimate its maximum potential exposure under these agreements until an event triggering payment occurs. RERH Holdings does not expect to make any material payments under these agreements.

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Other Commitments.

Purchased Power Commitments.  RERH Holdings is a party to purchased power contracts of various quantities and durations that are not classified as derivative assets and liabilities. These contracts are not included in the consolidated balance sheet as of December 31, 2008. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2008:

	Purchased Power Commitments(1)
	Fixed Pricing	Variable Pricing(2)
	(in millions)

2009	$121	$145
2010	20	—
2011	20	—
2012	20	—
2013	10	—
2014 and thereafter	—	—

Total	$191	$145

(1)	As of December 31, 2008, the maximum remaining term under any individual purchased power contract is six years.

(2)	For contracts with variable pricing components, RERH Holdings estimated prices based on forward commodity curves as of December 31, 2008.

Sales Commitments.  As of December 31, 2008, RERH Holdings has sales commitments, including electric energy and capacity sales contracts, which are not classified as derivative assets and liabilities. The estimated minimum sales commitments over the next five years under these contracts are as follows:

	Fixed Pricing(1)	Variable Pricing(1)(2)
	(in millions)

2009	$797	$1,417
2010	388	1,056
2011	213	792
2012	155	430
2013	64	187

Total	$1,617	$3,882

(1)	In connection with the credit-enhanced retail structure, RERH Holdings estimates the fees under these sales commitments to be $13 million, $8 million, $6 million, $4 million and $1 million during 2009, 2010, 2011, 2012 and 2013, respectively. See note 5.

(2)	For contracts with variable pricing components, RERH Holdings estimated prices based on forward commodity curves as of December 31, 2008.

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments.  RERH Holdings has other commitments related to various agreements that aggregate as follows:

	Fixed Pricing	Variable Pricing
	(in millions)

2009	$7	$2
2010	1	2
2011	—	2
2012	—	—
2013	—	—
2014 and thereafter	—	—

Total	$8	$6

(9)	Contingencies

RERH Holdings is involved in some legal and other matters before courts and governmental agencies. Unless otherwise noted, RERH Holdings cannot predict the outcome of these matters.

Merrill Lynch Action.  On December 5, 2008, RERH Holdings terminated its $300 million retail working capital facility agreement with Merrill Lynch in order to address any issue that might be asserted regarding the minimum adjusted retail EBITDA covenant in that facility. Following the termination, Merrill Lynch informed RERH Holdings that it reserved its rights to dispute the termination of the working capital facility. On December 24, 2008, Merrill Lynch filed an action in the Supreme Court of the State of New York seeking a judgment declaring that under the credit sleeve and reimbursement agreement (the agreement), RERH Holdings did not have the right to terminate the working capital facility without their consent and that such termination is an event of default under the agreement. The working capital facility provides RERH Holdings the express right to terminate the working capital facility without Merrill Lynch’s consent. Consequently, RERH Holdings believes such termination does not constitute an event of default under the agreement. In January 2009, RERH Holdings filed a motion to dismiss Merrill Lynch’s complaint. RERH Holdings intends to vigorously oppose the Merrill Lynch action. If Merrill Lynch is successful with its claim, it could seek to exercise remedies under the agreement. See note 5. For discussion of Reliant Energy’s agreement to sell its interests in RERH Holdings, see note 12.

PUCT Cases.  There are various proceedings pending before the state district court in Travis County, Texas, seeking reviews of the Public Utility Commission of Texas orders relating to the fuel factor component used in the “price-to-beat” tariff. In an earlier proceeding, a review of the PUCT’s approval of our requested fuel factor change was decided in RERH Holdings’ favor by the district court and was later affirmed by the court of appeals in Travis County. The remaining cases involve the same issues already addressed and decided in our favor by those courts.

Excess Mitigation Credits.  From January 2002 to April 2005, CenterPoint applied excess mitigation credits (EMCs) to its monthly charges to retail energy providers. The PUCT imposed these credits to facilitate the transition to competition in Texas, which had the effect of lowering the retail energy providers’ monthly charges payable to CenterPoint. CenterPoint represents that the portion of those EMCs credited to RERH Holdings totaled $385 million. In its stranded cost case, CenterPoint sought recovery of all EMCs credited to all retail electric providers, including RERH Holdings, and the PUCT ordered that relief. On appeal, the Texas Third Court of Appeals ruled that CenterPoint’s stranded cost recovery should exclude EMCs credited to RERH Holdings. The case is now before the Texas Supreme Court. In November 2008, CenterPoint asked RERH Holdings to agree to suspend any limitations periods that might exist for possible claims against RERH Holdings if it is ultimately not allowed to include in its stranded cost calculation EMCs credited to RERH Holdings for price-to-beat customers. RERH Holdings agreed to suspend only unexpired deadlines, if any, that may apply to a CenterPoint claim relating to EMCs credited to RERH Holdings. Regardless of the outcome of the Texas Supreme Court proceeding, RERH Holdings believes that any

RERH HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claim by CenterPoint that RERH Holdings is liable to it for any EMCs credited to RERH Holdings lacks legal merit and is unsupported by the Master Separation Agreement between CenterPoint and Reliant Energy. In addition, CenterPoint has publicly stated that it has no legal recourse against RERH Holdings for any reduction in the amount of its recoverable stranded costs should EMCs credited to RERH Holdings be excluded.

(10)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable and payable and derivative assets and liabilities approximate their carrying amounts.

(11)	Sale of Northeast C&I Contracts

RERH Holdings sold its Northeast C&I contracts in December 2008 for a gain of $52 million. Contracts included in the transaction represented total load of approximately six million megawatt hours which supplied electricity and related services to more than 300 C&I customers. The Northeast C&I activity was (a) $498 million of its consolidated revenues (or 5%) and (b) $18 million of its consolidated gross margin, excluding unrealized gains/losses on energy derivatives (or 4%) during 2008. In connection with the sale, RERH Holdings agreed to guarantee the payment of all amounts due from some customers for the remainder of their current contract terms. RERH Holdings estimates the most probable maximum potential amount of future payments under the guarantee is $13 million as of December 31, 2008. This estimate is based on 60 days of average accounts receivable balances adjusted for current forward and potential future exposures based on product types. The existing contracts with the guaranteed customers expire on various dates from June 2009 to May 2012. RERH Holdings recorded a liability of $2 million associated with the guarantee, with the corresponding charge included as a component of gain on sale of assets.

(12)	Subsequent Event — Reliant Energy’s Sale of Texas Retail Business

On February 28, 2009, Reliant Energy entered into several agreements related to the sale of its Texas retail business, primarily RERH Holdings. Reliant Energy entered into a purchase agreement to sell its interests in RERH Holdings, LLC (excluding the interests in Reliant Energy Solutions East, LLC) to a subsidiary (the buyer) of NRG Energy, Inc. (NRG) for $287.5 million in cash plus the value of the net working capital. This sale includes the rights to Reliant Energy’s name. NRG has guaranteed the obligations of the buyer. Upon closing, RERH Holdings, which is party to the credit sleeve and reimbursement agreement with Merrill Lynch, will be owned by the buyer. RERH Holdings has agreed to pay Merrill Lynch a $7.5 million fee and to increase the fees under the credit sleeve and reimbursement agreement by $3 million per month until the close. The bulk of the fees payable to Merrill Lynch are payable only upon and at closing. When the sale closes, the litigation with Merrill Lynch against RERH Holdings related to the termination of its working capital facility will be dismissed. Reliant Energy and Merrill Lynch have agreed to stay further proceedings in the litigation until June 1, 2009, or in the event regulatory approvals delay closing, July 1, 2009. The sale is subject to customary closing conditions, including the Hart-Scott-Rodino review. The buyer may terminate the agreement in connection with certain takeover proposals that it may receive prior to closing subject to the payment of a $45 million termination fee. The sale is expected to close in the second quarter of 2009. Reliant Energy will enter a one-year transition services agreement with the buyer in connection with the closing, which will include terms and conditions for information technology services, accounting services and human resources. NRG’s guarantee will also apply to this transition services agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member Reliant Energy Northeast Generation, Inc., Sole Member of Reliant Energy Mid-Atlantic Power Holdings, LLC:

We have audited the accompanying consolidated balance sheets of Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliant Energy Mid-Atlantic Power Holdings, LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 2(d) and 2(e) to the consolidated financial statements, the Company changed its accounting in 2008 for fair value measurements of financial instruments and fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and related amounts recognized upon payment or receipt of cash collateral, respectively. In addition, as discussed in note 8(d) to the consolidated financial statements, the Company changed its accounting for income tax uncertainties in 2007.

KPMG LLP

Houston, Texas
February 28, 2009

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2008	2007	2006
	(thousands of dollars)

Revenues:
Revenues	$39,336	$(10,235)	$26,107
Revenues—affiliates	879,332	696,856	539,701

Total	918,668	686,621	565,808
Expenses:
Cost of sales	347,761	244,695	239,686
Cost of sales—affiliates	11,535	9,930	15,329
Operation and maintenance	112,507	104,600	91,915
Operation and maintenance—affiliates	59,431	57,831	48,155
Facilities leases	59,848	59,848	59,848
General and administrative—affiliates	45,987	44,029	43,017
Gains on sales of assets and emission allowances, net	(1,247)	(1,969)	(71,323)
Goodwill impairment	3,635	—	—
Depreciation and amortization	74,960	88,449	71,315

Total operating expense	714,417	607,413	497,942

Operating Income	204,251	79,208	67,866

Other Income (Expense):
Other, net	—	—	1
Interest expense	(1,239)	(1,230)	(1,095)
Interest expense—affiliates	(58,935)	(70,485)	(68,921)
Interest income	396	837	655

Total other expense	(59,778)	(70,878)	(69,360)

Income (Loss) Before Income Taxes	144,473	8,330	(1,494)
Income tax expense (benefit)	59,459	5,262	(9,842)

Net Income	$85,014	$3,068	$8,348

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(thousands of dollars)

ASSETS
Current Assets:
Cash and cash equivalents	$29,713	$28,536
Restricted cash	1,632	1,663
Accounts receivable	5,712	4,875
Receivables from affiliates, net	59,770	59,180
Inventory	90,241	81,382
Prepaid lease	59,030	59,030
Derivative assets	34,169	71,946
Accumulated deferred income taxes	29,612	11,319
Prepayments and other current assets	8,591	7,227

Total current assets	318,470	325,158

Property, Plant and Equipment, net	723,478	681,675

Other Assets:
Goodwill, net	—	3,635
Other intangibles, net	98,727	98,732
Derivative assets	42,126	106,839
Accumulated deferred income taxes	19,145	48,968
Prepaid lease	273,374	270,133
Other	33,432	40,820

Total other assets	466,804	569,127

Total Assets	$1,508,752	$1,575,960

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$96	$89
Accounts payable, principally trade	38,134	28,543
Subordinated accounts payable to affiliates, net	161,126	193,897
Subordinated interest payable to affiliates, net	26,638	29,800
Derivative liabilities	103,176	97,186
Other	50,072	18,389

Total current liabilities	379,242	367,904

Other Liabilities:
Derivative liabilities	136,183	227,807
Benefit obligations	49,648	39,289
Taxes payable to Reliant Energy, Inc.	27,612	—
Other	29,511	19,597

Total other liabilities	242,954	286,693

Subordinated Note Payable to Affiliate	543,563	618,658

Long-term Debt	546	642

Commitments and Contingencies
Member’s Equity:
Common stock; no par value (1,000 shares authorized, issued and outstanding)	—	—
Additional paid-in capital	284,672	284,672
Retained earnings	110,307	82,455
Accumulated other comprehensive loss	(52,532)	(65,064)

Total member’s equity	342,447	302,063

Total Liabilities and Member’s Equity	$1,508,752	$1,575,960

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007	2006
	(thousands of dollars)

Cash Flows from Operating Activities:
Net income	$85,014	$3,068	$8,348
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Goodwill impairment	3,635	—	—
Depreciation and amortization	74,960	88,449	71,315
Deferred income taxes	13,670	4,341	(14,112)
Net changes in energy derivatives	45,636	35,711	(5,422)
Gains on sales of assets and emission allowances, net	(1,247)	(1,969)	(71,323)
Other, net	(4)	(27)	(59)
Changes in other assets and liabilities:
Accounts receivable	(837)	(280)	(140)
Accounts receivable from affiliates, net	13,859	(47,624)	24,823
Inventory	(8,859)	(693)	291
Prepaid lease	(3,241)	(5,805)	(4,916)
Accounts payable	2,253	3,976	272
Other current assets	(1,382)	246	1,602
Other current liabilities	3,362	199	4,328
Other assets	7,389	337	(9,925)
Subordinated accounts payable to affiliates, net	(32,588)	42,531	30,393
Subordinated interest payable to affiliates, net	(3,162)	(33,787)	(41,172)
Income taxes payable/receivable	459	698	(17,051)
Taxes payable to Reliant Energy, Inc.	27,612	—	—
Other liabilities	2,359	3,029	(1,737)

Net cash provided by (used in) operating activities	228,888	92,400	(24,485)

Cash Flows from Investing Activities:
Capital expenditures	(70,218)	(33,172)	(14,360)
Proceeds from sales of assets, net	614	124	1,238
Proceeds from sales of emission allowances	518	628	1,141
Proceeds from sales of emission allowances—affiliates	74	3,744	73,140
Purchases of emission allowances—affiliates	(26,473)	(50,799)	(50,467)
Restricted cash	31	(1,663)	—

Net cash provided by (used in) investing activities	(95,454)	(81,138)	10,692

Cash Flows from Financing Activities:
Payments on subordinated note payable to affiliate	(75,095)	—	—
Distributions to Reliant Energy, Inc.	(57,162)	—	—

Net cash used in financing activities	(132,257)	—	—

Net Change in Cash and Cash Equivalents	1,177	11,262	(13,793)
Cash and Cash Equivalents at Beginning of Period	28,536	17,274	31,067

Cash and Cash Equivalents at End of Period	$29,713	$28,536	$17,274

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid to affiliate (net of amounts capitalized)	$81,105	$91,884	$107,364
Interest paid to third parties	247	286	1,338
Income taxes paid (net of income tax refunds received)	18,266	221	21,322
Non-cash Disclosure:
Contributions from Reliant Energy, Inc., net	—	—	33,152

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated Other Comprehensive Income (Loss)
						Benefits		Total
					Deferred	Actuarial		Accumulated
			Additional	Retained	Derivative	Net	Benefits	Other	Total	Comprehensive
	Common Stock		Paid-In	Earnings	Gains	Gain	Net Prior	Comprehensive	Member’s	Income
	Shares	Amount	Capital	(Deficit)	(Losses)	(Loss)	Service Costs	Income (Loss)	Equity	(Loss)
	(thousands of dollars)

Balance, December 31, 2005	1,000	$—	$251,520	$71,039	$(130,879)	$—	$—	$(130,879)	$191,680
Net income				8,348					8,348	$8,348
Contributions from Reliant Energy, Inc., net			33,152						33,152
Deferred loss from cash flow hedges, net of tax of $13 million					18,061			18,061	18,061	18,061
Reclassification of net deferred loss from cash flow hedges into net income, net of tax of $22 million					31,743			31,743	31,743	31,743

Comprehensive income										$58,152

Adjustment to initially apply FASB Statement No. 158, net of tax of $2 million and $2 million						(2,861)	(2,737)	(5,598)	(5,598)

Balance, December 31, 2006	1,000	$—	$284,672	$79,387	$(81,075)	$(2,861)	$(2,737)	$(86,673)	$277,386
Net income				3,068					3,068	$3,068
Deferred gain from cash flow hedges, net of tax of $3 million					2,929			2,929	2,929	2,929
Reclassification of net deferred loss from cash flow hedges into net income, net of tax of $9 million					12,802			12,802	12,802	12,802
Reclassification of net prior service costs into net income, net of tax of $0							593	593	593	593
Reclassification of actuarial net loss into net income, net of tax of $0						40		40	40	40
Deferred benefits, net of tax of $1 million and $2 million						2,851	2,394	5,245	5,245	5,245

Comprehensive income										$24,677

Balance, December 31, 2007	1,000	$—	$284,672	$82,455	$(65,344)	$30	$250	$(65,064)	$302,063
Net income				85,014					85,014	$85,014
Distributions to Reliant Energy, Inc.				(57,162)					(57,162)
Reclassification of net deferred loss from cash flow hedges into net income, net of tax of $11 million					17,388			17,388	17,388	17,388
Reclassification of net prior service costs into net income, net of tax of $0							419	419	419	419
Reclassification of actuarial net loss into net income, net of tax of $0						46		46	46	46
Deferred benefits, net of tax of $4 million						(5,321)		(5,321)	(5,321)	(5,321)

Comprehensive income										$97,546

Balance, December 31, 2008	1,000	$—	$284,672	$110,307	$(47,956)	$(5,245)	$669	$(52,532)	$342,447

See Notes to the Consolidated Financial Statements

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

REMA owns or leases interests in 16 operating electric generation plants in Pennsylvania, New Jersey and Maryland with an annual average net generating capacity of approximately 3,431 megawatts (MW).

Review of Strategic Alternatives.  In October 2008, Reliant Energy’s Board of Directors initiated a process to review strategic alternatives and formed a special committee to oversee this process. Reliant Energy is exploring a full range of possible strategic alternatives to enhance stockholder value, including, among other possibilities, the sale of all or substantially all of Reliant Energy (including REMA), as well as the sale of some or all of its retail business.

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

REMA evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which REMA believes to be reasonable under the circumstances. REMA adjusts such estimates and assumptions when facts and circumstances dictate.

REMA’s critical accounting estimates include:  (a) fair value of derivative assets and liabilities; (b) fair value of REMA for assessing impairments of recorded goodwill; (c) fair value of property, plant and equipment; (d) loss contingencies and (e) deferred tax assets, valuation allowances and tax liabilities. Actual results could differ from the estimates.

REMA is subject to various risks inherent in doing business. See notes 2(c), 2(d), 2(e), 2(f), 2(h), 2(i), 2(m), 2(n), 2(o), 2(p), 4, 5, 6, 7, 8, 9 and 10.

(b)	Principles of Consolidation.

REMA LLC includes its accounts and those of its wholly-owned subsidiaries in its consolidated financial statements. REMA does not consolidate three power generating facilities (see note 9(a)), which are under operating leases.

(c)	Power Generation and Capacity Revenues.

REMA records gross revenues from the sale of electricity and other energy services under the accrual method. Electric power and other energy services are sold at market-based prices through existing power exchanges, related party affiliates or third party contracts. Energy sales and services that have been delivered but not billed by period

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

end are estimated. During 2008, 2007 and 2006, REMA recognized $(1) million, $(46) million and $4 million in unrealized gains (losses) on energy derivatives included in revenues from third parties. See notes 2(e) and 5.

(d)	Fair Value Measurements.

Summary.  Effective January 1, 2008, REMA adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) on a prospective basis for its derivative assets and liabilities. In connection with the adoption, no cumulative effect of an accounting change was recognized. For non-financial assets and liabilities, the adoption of SFAS No. 157 was deferred until January 1, 2009. See note 2(s).

Fair Value Hierarchy and Valuation Techniques.  REMA applies recurring fair value measurements to its derivative assets and liabilities. In determining fair value, REMA generally uses the market approach and incorporates assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable internally-developed inputs. Based on the observability of the inputs used in the valuation techniques, the derivative assets and liabilities are classified as follows:

Level 1:	Level 1 represents unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.
Level 2:	Level 2 represents quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data. This category includes over-the-counter (OTC) derivative instruments such as forwards.
Level 3:	This category includes energy derivative instruments whose fair value is estimated based on prices in inactive markets that are not observable. REMA’s OTC derivative instruments that are transacted in less liquid markets with limited pricing information are included in Level 3, which are coal contracts.

Nonperformance Risk on Derivative Liabilities.  In accordance with SFAS No. 157, fair value measurement of REMA’s derivative liabilities reflects the nonperformance risk related to that liability, which is its own credit risk. REMA derives its nonperformance risk by applying Reliant Energy, Inc.’s credit default swap spread against the respective derivative liability. As of December 31, 2008, REMA had $2 million in reserves for nonperformance risk on derivative liabilities. This change in accounting estimate had an impact during 2008 as follows (income (loss)):

	2008
	Income before
	Income Taxes		Net Income
	(in millions)

Total derivative liabilities	$2	(1)	$1

(1)	Recorded in cost of sales as unrealized.

Fair Value of Derivative Instruments.

	December 31, 2008
						Total
	Level 1	Level 2	Level 3	Reclassifications(1)		Fair Value
	(in millions)

Total derivative assets	$—	$78	$—	$(2	)(1)	$76
Total derivative liabilities	—	208	33	(2	)(1)	239

(1)	Reclassifications are required to reconcile to FIN 39-1 consolidated balance sheet presentation.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	2008
	Net Derivatives
	(Level 3)
	(in millions)

Balance, January 1, 2008	$12
Total gains (losses) realized/unrealized:
Included in earnings	36	(1)
Purchases, issuances and settlements (net)	(81)
Transfers in and/or out of Level 3 (net)	—	(2)

Balance, December 31, 2008	$(33)

Changes in unrealized gains/losses relating to derivative assets and liabilities still held at December 31, 2008	1	(1)

(1)	Recorded in cost of sales.

(2)	Represents fair value as of December 31, 2007.

See notes 2(e) and 5.

(e)	Derivatives and Hedging Activities.

REMA accounts for its derivatives instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (SFAS No. 133).

Changes in commodity prices prior to the energy delivery period are inherent in REMA’s business. However, REMA believes the benefits of generally hedging its generation assets do not justify the costs, including collateral postings. Accordingly, REMA may enter selective hedges, including originated transactions, based on its assessment of (a) market fundamentals to increase the return from its generation assets and (b) operational and market limitations requiring REMA to enter into fuel transactions to manage its generation assets.

For REMA’s risk management activities, it uses both derivative and non-derivative contracts that provide for settlement in cash or by delivery of a commodity. Fixed-price derivatives are used to fix the price for a portion of these transactions. The primary types of derivative instruments REMA uses are forwards, futures, swaps and options. REMA accounts for its derivatives under one of three accounting methods (mark-to-market, accrual (under the normal purchase/normal sale exception to fair value accounting) or cash flow hedge accounting) based on facts and circumstances. The fair values of derivative activities are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods. See note 2(d) for discussion on fair value measurements.

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

	Purpose for Holding or	Transactions that	Transactions that
Instrument	Issuing Instrument(1)	Physically Flow/Settle	Financially Settle(2)

Power futures, forward, swap and option contracts	Power sales Power purchases	Revenues Cost of sales	Revenues Revenues
Natural gas and fuel futures, forward, swap and option contracts	Natural gas and fuel purchases	Cost of sales	Cost of sales

(1)	The purpose for holding or issuing does not impact the accounting method elected for each instrument.

(2)	Includes classification for mark-to-market derivatives and amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges.

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

In addition to market risk, REMA is exposed to credit and operational risk. Reliant Energy has a risk control framework, to which REMA is subject, to manage these risks, which include: (a) measuring and monitoring these risks, (b) review and approval of new transactions relative to these risks, (c) transaction validation and (d) portfolio valuation and reporting. REMA uses mark-to-market valuation, value-at-risk and other metrics in monitoring and measuring risk. Reliant Energy’s risk control framework includes a variety of separate but complementary processes, which involve commercial and senior management and Reliant Energy’s Board of Directors. See note 2(f) for further discussion of REMA’s credit policy.

Cash Flow Hedges.  If certain conditions are met, a derivative instrument may be designated as a cash flow hedge. Derivatives designated as cash flow hedges must have a high correlation between price movements in the derivative and the hedged item. The changes in fair value of cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are, or have been, effective as hedges, until the forecasted transactions affect earnings. At the time the forecasted transactions affect earnings, REMA reclassifies the amounts in accumulated other comprehensive income (loss) into earnings. REMA records the ineffective portion of changes in fair value of cash flow hedges immediately into earnings. For all other derivatives, changes in fair value are recorded as unrealized gains or losses in its results of operations.

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

Effective September 1, 2006, REMA de-designated certain cash flow hedges of coal contracts and either began utilizing the mark-to-market method of accounting or elected the normal purchase/normal sale exception. During the first quarter of 2007, REMA de-designated its remaining cash flow hedges; therefore, as of December 31, 2008 and 2007, REMA does not have any designated cash flow hedges.

Presentation of Derivative Assets and Liabilities.  REMA adopted FIN 39-1 on January 1, 2008. Upon adoption it elected to present its derivative assets and liabilities on a gross basis (regardless of master netting arrangements with the same counterparty). Cash collateral amounts are also presented on a gross basis. REMA applied FIN 39-1 retrospectively for all financial statements presented.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect to REMA’s December 31, 2007 consolidated balance sheet was as follows: (Note—only line items impacted are shown.)

	December 31, 2007
	As Previously	Upon Adoption
	Reported	of FIN 39-1
	(in millions)

Current derivative assets	$12	$72
Total current assets	266	326
Long-term derivative assets	3	107
Total other assets	465	569
Total assets	1,412	1,576
Current derivative liabilities	38	98
Total current liabilities	308	368
Long-term derivative liabilities	124	228
Total other liabilities	182	286
Total liabilities and member’s equity	1,412	1,576

(f)	Credit Risk.

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

REMA’s credit exposure is based on its derivative assets and accounts receivable from counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties. REMA provides reserves for non-investment grade counterparties representing a significant portion of its credit exposure. As of December 31, 2008, one investment grade counterparty represented 100% ($1 million) of REMA’s credit exposure. As of December 31, 2007, one non-investment grade counterparty represented 100% ($10 million) of REMA’s credit exposure. As of December 31, 2008 and 2007, REMA held no collateral from these counterparties.

(g)	General and Administrative Expenses—Affiliates.

General and administrative expenses from affiliates include, among other items, (a) selling and marketing, (b) bad debt expense, (c) financial services, (d) legal costs, (e) regulatory costs and (f) certain benefit costs. See note 3.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Property, Plant and Equipment and Depreciation Expense.

REMA computes depreciation using the straight-line method based on estimated useful lives. Depreciation expense was $35 million, $33 million and $32 million during 2008, 2007 and 2006, respectively.

	Estimated Useful	December 31,
	Lives (Years)	2008	2007
		(in millions)

Electric generation facilities	20 - 30	$849	$834
Other	3 - 26	14	11
Land		26	26
Assets under construction		93	38

Total		982	909
Accumulated depreciation		(259)	(227)

Property, plant and equipment, net		$723	$682

REMA periodically evaluates property, plant and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. REMA recorded no material property, plant and equipment impairments during 2008, 2007 and 2006.

In the future, REMA could recognize impairments if its wholesale energy market outlook changes negatively. In addition, REMA’s ongoing evaluation of its business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in impairment charges.

(i)	Intangible Assets and Amortization Expense.

Goodwill.  REMA performs its goodwill impairment test annually on April 1 and when events or changes in circumstances indicate that the carrying value may not be recoverable. See note 4.

Other Intangibles.  REMA recognizes specifically identifiable intangible assets, including emission allowances, when specific rights and contracts are acquired. REMA has no intangible assets with indefinite lives recorded as of December 31, 2008 and 2007.

(j)	Income Taxes.

Federal.  REMA is included in the consolidated federal income tax returns of Reliant Energy and calculates its income tax provision on a separate return basis, whereby Reliant Energy pays all federal income taxes on REMA’s behalf and is entitled to any related tax savings. The difference between REMA’s current federal income tax expense or benefit, as calculated on a separate return basis, and related amounts paid to/received from Reliant Energy, if any, were recorded in REMA’s financial statements as adjustments to additional paid-in capital. Reliant Energy changed its funding policy in December 2006 and these differences are recorded to (a) income taxes payable to Reliant Energy, Inc. if REMA has cumulative taxable income on a separate return basis or (b) deferred tax assets if REMA has cumulative taxable losses on a separate return basis. Deferred federal income taxes reflected on REMA’s consolidated balance sheet will ultimately be settled with Reliant Energy. See notes 3 and 8.

State.  REMA is included in the consolidated state income tax returns of Reliant Energy. It calculates its state provision, related payables or receivables and deferred state income taxes on a separate return basis and settles the related assets and liabilities with the governmental entity or Reliant Energy based on the tax status of the applicable entities. See note 8.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k)	Capitalization of Interest Expense.

REMA capitalizes interest on capital projects greater than $10 million and under development for one year or more. During 2008, 2007 and 2006, REMA capitalized $4 million, $1 million and $0 of interest expense, respectively, relating to a scrubber project at the Keystone plant.

(l)	Cash and Cash Equivalents.

REMA records all highly liquid short-term investments with maturities of three months or less as cash equivalents.

(m)	Restricted Cash.

Restricted cash includes cash at certain subsidiaries, the distribution or transfer of which is restricted by financing and other agreements.

(n)	Inventory.

REMA values fuel inventories at the lower of average cost or market. REMA removes these inventories as they are used in the production of electricity. During 2008, 2007 and 2006, REMA recorded $7 million, $1 million and $5 million, respectively, for lower of average cost or market adjustments in cost of sales. REMA values materials and supplies at average cost. REMA removes these inventories when they are used for repairs, maintenance or capital projects.

	December 31,
	2008	2007
	(in millions)

Materials and supplies, including spare parts	$50	$48
Coal	27	15
Heating oil	13	18

Total inventory	$90	$81

(o)	Environmental Costs.

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

REMA’s asset retirement obligations relate to future costs primarily associated with ash disposal site closures. REMA’s asset retirement obligations were $8 million and $7 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, REMA has $15 million and $14 million, respectively, (classified in other long-term assets) on deposit with the state of Pennsylvania to guarantee its obligation related to future closures of ash disposal landfill sites. See note 10.

(q)	Repair and Maintenance Costs for Power Generation Assets.

REMA expenses repair and maintenance costs as incurred.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(r)	Deferred Lease Costs.

REMA incurred costs in connection with its sale-leaseback transactions in 2000 (see note 9(a)). These costs are deferred and amortized, using the straight-line method, over the life of the individual sale-leaseback transactions. REMA amortized $1 million to facilities lease expense during 2008, 2007 and 2006. As of December 31, 2008 and 2007, REMA had $18 million of net deferred lease costs classified in other long-term assets in its consolidated balance sheets.

(s)	New Accounting Pronouncements Net Yet Adopted.

Fair Value Measurement for Non-Financial Assets and Liabilities.  For some non-financial assets and liabilities, the effective date for SFAS No. 157 fair value measurement criteria is January 1, 2009. REMA does not expect the standard to have a significant impact on its consolidated financial statements.

Disclosures about Derivatives and Hedging Activities.  SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161) is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is intended to enhance the related qualitative and quantitative disclosures by providing for additional information about objectives, strategies, accounting treatment, volume by commodity type and credit-risk-related contingent features. SFAS No. 161 was adopted on January 1, 2009.

Disclosures about Plan Assets.  The FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which is effective for 2009. In addition to enhanced disclosures regarding investment policies and strategies, this FSP will require REMA to disclose information about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS No. 157.

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

Support Services.  Reliant Energy provides commercial support, technical services and other corporate services to REMA. Reliant Energy allocates certain support services costs to REMA based on REMA’s underlying planned operating expenses relative to the underlying planned operating expenses of other entities to which Reliant Energy provides similar services and also charges REMA for certain other services based on usage. Management believes this method of allocation is reasonable. These allocations and charges were not necessarily indicative of what would have been incurred had REMA been an unaffiliated entity. Payments to Reliant Energy for support services are subordinated to certain obligations, including the lease obligations, pursuant to the lease documents.

The following details the amounts recorded as operation and maintenance—affiliates and general and administrative—affiliates:

	2008	2007	2006
	(in millions)

Allocated or charged by Reliant Energy	$100	$96	$86

Commodity Procurement and Marketing.  REMA has sales to and purchases from Reliant Energy related to commodity procurement and marketing services.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007	2006
	(in millions)

Sales to Reliant Energy under various commodity agreements(1)	$879	$697	$540
Purchases from Reliant Energy under various commodity agreements(2)	10	8	13
Fees charged by Reliant Energy for these services and included in operation and maintenance—affiliates	5	5	5
Fees charged by Reliant Energy for these services and included in cost of sales—affiliates	1	2	2
Sales of emission allowances to Reliant Energy(3)	—	4	73
Gains on emission allowances sales to Reliant Energy(4)	—	1	70

(1)	Recorded in revenues—affiliates.

(2)	Recorded in cost of sales—affiliates.

(3)	Reflects price at which Reliant Energy sold the emission allowances to third parties.

(4)	Recorded in gains on sales of assets and emission allowances, net.

Subordinated Long-term Note Payable to Affiliate.  REMA has a note payable to Reliant Energy. The note is due January 1, 2029 and accrues interest at a fixed rate of 9.4% per year. As of December 31, 2008 and 2007, REMA classified the related accrued interest as a current liability since REMA intends to pay the entire amount within the next 12 months from the respective dates. As of December 31, 2008 and 2007, REMA had $544 million and $619 million, respectively, outstanding under the note. Payments under this indebtedness are subordinated to certain obligations, including the lease obligations, pursuant to the lease documents.

Working Capital Note.  REMA has a revolving note payable to Reliant Energy under which REMA may borrow, and Reliant Energy is committed to lend, up to $30 million for working capital needs. Borrowings under the note will be unsecured and will rank equal in priority with REMA’s lease obligations. REMA may replace this note with a working capital facility from an unaffiliated lender if then permitted under Reliant Energy’s debt agreements. As of December 31, 2008 and 2007, there were no borrowings outstanding under the note.

Subordinated Working Capital Facility.  REMA has an irrevocably committed subordinated working capital facility with Reliant Energy. REMA may borrow under this facility to pay operating expenditures, senior indebtedness and rent, but excluding capital expenditures and subordinated obligations. In addition, Reliant Energy must make advances to REMA and REMA must obtain such advances under such facility up to the maximum available commitment under such facility from time to time if REMA’s pro forma fixed charge coverage ratio does not equal or exceed 1.1 to 1.0, measured at the time rent under the leases is due. Subject to the maximum available commitment, drawings will be made in amounts necessary to permit REMA to achieve a pro forma fixed charge coverage ratio of at least 1.1 to 1.0. The amount available under the subordinated working capital facility was $120 million through January 1, 2007. Thereafter, the available amount decreased by $24 million on January 2, 2007 and decreases by $24 million each subsequent year through its expiration in 2011. As of December 31, 2008 and 2007, the amount available under the facility was $72 million and $96 million, respectively. As of December 31, 2008 and 2007, there were no borrowings outstanding under this facility.

Letters of Credit.  Reliant Energy has posted letters of credit on behalf of REMA related to its lease obligations. See notes 6 and 9(a).

Cash Distributions to Reliant Energy.

	2008	2007	2006
	(in millions)

REMA LLC cash distributions to Reliant Energy	$57	$—	$—

Income Taxes.  See discussion in note 2(j) regarding REMA’s policy with regards to income taxes.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007	2006
	(in millions)

Non-cash federal income tax contributions from Reliant Energy, Inc., net	$—	$—	$33

As of December 31, 2008 and 2007, REMA has $28 million and $0, respectively, recorded as long-term taxes payable to Reliant Energy, Inc., which includes accrued interest payable of $1 million and $0, respectively. REMA has incurred interest expense related to this payable of $1 million and $0 during 2008 and 2007, respectively.

(4)	Intangible Assets

(a)	Goodwill.

As of December 31, 2008 and 2007, REMA had $15 million and $13 million, respectively, of goodwill that is deductible for United States income tax purposes in future periods.

REMA tests goodwill for impairment on an annual basis in April, and more often if events or circumstances indicate there may be impairment. REMA continually assesses whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in Reliant Energy, Inc.’s share price and market capitalization; a decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weakness in the industry; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have an impact on the consolidated financial statements.

During April, REMA tested goodwill for impairment and determined that no impairment existed.

During the third and fourth quarters of 2008, given recent adverse changes in the business climate and the credit markets, Reliant Energy, Inc.’s market capitalization being lower than its book value during all of the fourth quarter and extending into 2009, Reliant Energy’s review of strategic alternatives to enhance stockholder value and reductions in the expected near-term cash flows from operations, REMA reviewed its goodwill for impairment. REMA concluded that no goodwill impairment occurred as of September 30, 2008. As of December 31, 2008, REMA concluded that its goodwill of $4 million was impaired. This charge is non-cash.

(b)	Other Intangibles.

	Remaining
	Weighted		December 31,
	Average		2008				2007
	Amortization		Carrying		Accumulated		Carrying		Accumulated
	Period (Years)		Amount		Amortization		Amount		Amortization
			(in millions)

SO2 emission allowances(1)(2)	—	(1)	$69	(3)	$(5	)(3)	$252	(3)	$(187	)(3)
NOx emission allowances(1)(4)	—	(1)	35	(3)	—	(3)	90	(3)	(56	)(3)

Total			$104		$(5)		$342		$(243)

(1)	SO2 is sulfur dioxide and NOx is nitrogen oxides. Amortized to amortization expense on a units-of-production basis. As of December 31, 2008, REMA has recorded (a) SO2 emission allowances through the 2030 vintage year (most of which relate to 2011 and beyond) and (b) NOx emission allowances through the 2029 vintage year (most of which relate to 2009 and beyond).

(2)	During 2008, 2007 and 2006, we purchased $5 million, $48 million and $29 million, respectively, of SO2 emission allowances from affiliates.

(3)	During 2008, REMA wrote off fully amortized carrying amount and accumulated amortization of SO2 and NOx emission allowances of $188 million and $62 million, respectively.

(4)	During 2008, 2007 and 2006, we purchased $7 million, $3 million and $2 million, respectively, of NOx emission allowances from affiliates.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense consists of:

	2008		2007		2006
	(in millions)

Emission allowances	$40	(1)	$56	(2)	$39	(3)

Total	$40		$56		$39

(1)	Of this amount, $28 million relates to expense and current liabilities for emission allowances used prior to ownership. These were purchased during the first quarter of 2009.

(2)	Of this amount, $0 relates to expense and current liabilities for emission allowances used prior to ownership.

(3)	Of this amount, $0 relates to expense and current liabilities for emission allowances used prior to ownership.

Estimated amortization expense based on REMA’s intangibles as of December 31, 2008 for the next five years is (in millions):

2009	$2	(1)
2010	4	(1)
2011	5	(1)
2012	5	(1)
2013	5	(1)

(1)	These amounts do not include estimated amortization expense of emission allowances, which have not been purchased as of December 31, 2008.

(5)	Derivatives and Hedging Activities

REMA uses derivative instruments to manage operational or market constraints and to increase return on its generation assets. The instruments used are fixed-price derivative contracts to hedge the variability in future cash flows from forecasted sales of power and purchases of fuel and power. REMA’s objective in entering into these fixed-price derivatives is to fix the price for a portion of these transactions. See note 2(e).

During 2008, 2007 and 2006, there was $0, $2 million gain and $0, respectively, of hedge ineffectiveness recognized from derivatives that were designated and qualified as cash flow hedges. In addition, no component of the derivatives’ gain or loss was excluded from the assessment of effectiveness for these periods. If it becomes probable that an anticipated transaction will not occur, REMA realizes in net income (loss) the deferred gains and losses recognized in accumulated other comprehensive loss. During 2008, 2007 and 2006, there were no amounts recognized in the results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of December 31, 2008 and 2007, REMA does not have any designated cash flow hedges. Amounts included in accumulated other comprehensive loss:

	December 31, 2008
		Expected to be
		Reclassified into
		Results of Operations
	At the End of the Period	in Next 12 Months
	(in millions)

De-designated cash flow hedges	$48	$15

(6)	Debt

REMA is obligated to provide credit support for its lease obligations (see note 9(a)) in the form of letters of credit and/or cash equal to an amount representing the greater of (a) the next six months’ scheduled rental payments

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the related lease or (b) 50% of the scheduled rental payments due in the next 12 months under the related lease. Credit support is provided in the form of letters of credit issued under Reliant Energy’s credit facilities. As of December 31, 2008 and 2007, the amount of credit support was $35 million and $33 million, respectively.

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

The benefit obligations and funded status are:

	Pension		Postretirement Benefits
	2008	2007	2008	2007
	(in millions)

Change in Benefit Obligation
Beginning of year	$26	$25	$32	$32
Service cost	2	3	1	1
Interest cost	1	1	2	2
Benefits paid	(1)	(1)	(1)	—
Actuarial (gain) loss	—	(2)	3	(3)

End of year	$28	$26	$37	$32

Change in Plan Assets
Beginning of year	$20	$17	$—	$—
Employer contributions	2	3	—	—
Benefits paid	(1)	—	—	—
Actual investment return	(5)	—	—	—

End of year	$16	$20	$—	$—

Funded status	$(12)	$(6)	$(37)	$(32)

Amounts recognized in the consolidated balance sheets are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2008	2007	2008	2007
	(in millions)

Current liabilities	$—	$—	$(1)	$(1)
Noncurrent liabilities	(12)	(6)	(36)	(31)

Net amount recognized	$(12)	$(6)	$(37)	$(32)

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the pension plan was $25 million and $23 million as of December 31, 2008 and 2007, respectively. The pension plan has an accumulated benefit obligation in excess of plan assets.

Net periodic benefit costs are:

	Pension			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(in millions)

Service cost	$2	$3	$3	$1	$1	$1
Interest cost	1	1	1	2	1	2
Expected return on plan assets	(1)	(1)	(1)	—	—	—
Net amortization	—	—	—	1	1	1

Net periodic benefit costs	$2	$3	$3	$4	$3	$4

As of December 31, 2008, $0.4 million and $0.4 million of net actuarial loss and net prior service costs, respectively, in accumulated other comprehensive loss are expected to be recognized in net periodic benefit cost during the next 12 months.

Assumptions.  The significant weighted average assumptions used to determine the benefit obligations are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2008	2007	2008	2007

Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.0%	3.0%	N/A	N/A

The significant weighted average assumptions used to determine the net periodic benefit costs are:

	Pension			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.0%	3.0%	3.0%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%	N/A	N/A	N/A

As of December 31, 2008 and 2007, REMA developed its expected long-term rate of return on pension plan assets based on third party models. These models consider expected inflation, current dividend yields, expected corporate earnings growth and risk premiums based on the expected volatility of each asset category. REMA weights the expected long-term rates of return for each asset category to determine its overall expected long-term rate of return on pension plan assets. In addition, REMA reviews peer data and historical returns.

REMA’s assumed health care cost trend rates used to measure the expected cost of benefits covered by its postretirement plan are:

	2008	2007	2006

Health care cost trend rate assumed for next year(1)	7.9%	8.3%	9.0%
Rate to which the cost trend rate is assumed to gradually decline (ultimate trend rate)(1)	5.5%	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2015	2015	2015

(1)	Represents blended rate for medical and prescription drug costs.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates can have a significant effect on the amounts reported for REMA’s health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2008:

	One-Percentage Point
	Increase	Decrease
	(in millions)

Effect on service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	5	(4)

Plan Assets.  REMA’s pension weighted average asset allocations and target allocation by asset category are:

	Percentage of Plan Assets
	as of December 31,		Target Allocation
	2008	2007	2009

Domestic equity securities	41%	49%	40%
International equity securities	17	10	20
Global equity securities	9	10	10
Debt securities	33	31	30

Total	100%	100%	100%

In managing the investments associated with the pension plan, REMA’s objective is to exceed, on a net-of-fee basis, the rate of return of a performance benchmark composed of the following indices:

Asset Class	Index	Weight

Domestic equity securities	MSCI U.S. Broad Market Index	40%
International equity securities	MSCI All Country World Ex-U.S. Index	20
Global equity securities	MSCI All Country World Index	10
Debt securities	Lehman Brothers Aggregate Bond Index	30

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

Cash Obligations.  REMA expects pension cash contributions to approximate $7 million during 2009. Expected benefit payments for the next ten years, which reflect future service as appropriate, are:

		Postretirement
	Pension	Benefits
	(in millions)

2009	$1	$1
2010	1	2
2011	1	2
2012	1	2
2013	2	3
2014-2018	11	16

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Savings Plan.

REMA’s employees participate in Reliant Energy’s employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code. REMA’s savings plan benefit expense, including matching and discretionary contributions, was $3 million, $3 million and $2 million during 2008, 2007 and 2006, respectively.

(c)	Other Employee Matters.

As of December 31, 2008, approximately 74% of REMA’s employees are subject to collective bargaining arrangements. REMA’s collective bargaining arrangements expire at various intervals beginning in 2010.

(8)	Income Taxes

(a)	Summary.

REMA’s income tax expense (benefit) is:

	2008	2007	2006
	(in millions)

Current:
Federal	$27	$—	$—
State	18	1	4

Total current	45	1	4

Deferred:
Federal	23	1	7
State	(9)	3	(21)

Total deferred	14	4	(14)

Income tax expense (benefit)	$59	$5	$(10)

A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	2008	2007	2006

Federal statutory rate	35%	35%	(35)%

Additions (reductions) resulting from:
State income taxes, net of federal income taxes	4	29	(555	)(1)
Other, net	2	(1)	(69)

Effective rate	41%	63%	(659)%

(1)	Of this percentage, $9 million (592%) relates to Pennsylvania state law changes, which effectively decreased REMA’s limitations to use net operating losses in that state.

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007
	(In millions)

Deferred tax assets:
Current:
Derivative liabilities, net	$29	$10
Employee benefits	1	—

Total current deferred tax assets	30	10

Long-term:
Employee benefits	23	19
Net operating loss carryforwards	15	59
Environmental reserves	6	6
Derivative liabilities, net	39	50
Other	22	18

Total long-term deferred tax assets	105	152

Total deferred tax assets	$135	$162

Deferred tax liabilities:
Long-term:
Depreciation and amortization	$101	$106

Total long-term deferred tax liabilities	101	106

Total deferred tax liabilities	$101	$106

Accumulated deferred income taxes, net	$34	$56

(b)	Tax Attribute Carryovers.

Statutory
	December 31,	Carryforward	Expiration
	2008	Period	Year(s)
	(in millions)	(in years)

Net Operating Loss Carryforwards:
State	$240	20	2020 through 2026

(c)	Valuation Allowances.

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

REMA’s valuation allowances for deferred tax assets are:

	Federal	State
	(in millions)

As of January 1, 2006	$—	$3
Changes in valuation allowances	—	(3)

As of December 31, 2006, 2007 and 2008	$—	—

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	FIN 48 and Income Tax Uncertainties.

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

REMA’s unrecognized tax benefits for federal and state changed as follows:

	2008	2007
	(in millions)

	$—	$—
Increases related to prior years	11	—
Decreases related to prior years	(11)	—
Increases related to current year	—	—
Settlements	—	—
Lapses in the statute of limitations	—	—

End of year	$—	$—

As of January 1, 2007 and December 31, 2007 and 2008, REMA had no amounts accrued for interest or penalties. During 2008, 2007 and 2006, REMA recognized $0 of income tax expense (benefit) due to changes in interest and penalties for federal and state income taxes.

REMA has the following years that remain subject to examination or are currently under audit for its major tax jurisdictions:

	Subject to	Currently Under
	Examination	Audit

Federal	1997 to 2008	1997 to 2006
New Jersey	2002 to 2008	2002 to 2005
Pennsylvania	2004 to 2008	2005 to 2006

REMA, through Reliant Energy, expects to continue discussions with taxing authorities regarding tax positions related to the timing of tax deductions for depreciation, emission allowances and certain employee benefits and believes it is reasonably possible some of these matters could be resolved during 2009; however, REMA cannot estimate the range of changes that might occur.

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

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, 2007 and 2006, REMA made lease payments under these leases of $62 million, $65 million and $64 million, respectively. As of December 31, 2008 and 2007, REMA has recorded a prepaid lease of $59 million in current assets and $273 million and $270 million, respectively, in long-term assets. REMA operates the Conemaugh and Keystone facilities under agreements that could terminate annually with one year’s notice and received fees of $9 million, $10 million and $9 million during 2008, 2007 and 2006, respectively. These fees, which are recorded in operation and maintenance expense, are primarily to cover REMA’s administrative support costs of providing these services.

REMA’s ability to make distributions or pay subordinated obligations is restricted by conditions within the lease documents. As of December 31, 2008, REMA was not limited by these restrictions.

Cash Obligations Under Operating Leases.  REMA’s projected cash obligations under non-cancelable long-term operating leases as of December 31, 2008 are (in millions):

2009	$63
2010	52
2011	63
2012	56
2013	64
2014 and thereafter	699

Total	$997

Operating Lease Expense.  Operating lease expense, including the amortization of deferred lease costs, was $60 million during 2008, 2007 and 2006.

(b)	Guarantees and Indemnifications.

Equity Pledged as Collateral for Reliant Energy.  REMA LLC’s equity is pledged as collateral under certain of Reliant Energy’s credit and debt agreements, which have an outstanding balance of $1.2 billion as of December 31, 2008.

Other.  REMA enters into contracts that include indemnification and guarantee provisions. In general, REMA enters into contracts with indemnities for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. Examples of these contracts include asset purchase and sales agreements, service agreements and procurement agreements.

Except as otherwise noted, REMA is unable to estimate its maximum potential exposure under these agreements until an event triggering payment occurs. REMA does not expect to make any material payments under these agreements.

(c)	Other Commitments.

Property, Plant and Equipment Commitments.  As of December 31, 2008, REMA has contractual commitments to spend approximately $103 million on plant and equipment relating primarily to SO2 emissions reductions and mercury controls.

Fuel Supply Commitments.  REMA is a party to fuel supply contracts of various quantities and durations that are not classified as derivative assets and liabilities. These contracts are not included in the consolidated balance

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet as of December 31, 2008. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2008 (in millions):

Fixed Pricing(1)

2009	$198
2010	51
2011	22
2012	10
2013	—
2014 and thereafter	—

Total	$281

(1)	As of December 31, 2008, the maximum remaining term under any individual fuel supply contract is four years.

Other Commitments.  REMA has other fixed commitments related to various agreements that aggregate as follows (in millions):

2009	$3
2010	—
2011	—
2012	—
2013	—
2014 and thereafter	—

Total	$3

(10)	Contingencies

REMA is involved in some legal, environmental and other matters before courts and governmental agencies, some of which may involve substantial amounts. Unless otherwise noted, REMA cannot predict the outcome of these matters.

New Source Review Matters.  The United States Environmental Protection Agency (EPA) and various states are investigating compliance of coal-fueled electric generating stations with the pre-construction permitting requirements of the Clean Air Act known as “New Source Review.” In 2000 and 2001, REMA responded to the EPA’s information requests related to five of its stations, and in December 2007, REMA received supplemental requests for two of those stations. The EPA agreed to share information relating to its investigations with state environmental agencies. In January 2009, REMA received a Notice of Violation (NOV) from the EPA alleging that past work at its Shawville, Portland and Keystone generation facilities violated the agency’s regulations regarding New Source Review. While REMA is continuing to review the allegations, REMA believes that the projects listed by the EPA were conducted in compliance with applicable regulations.

In December 2007, the New Jersey Department of Environmental Protection (NJDEP) filed suit against REMA in the United States District Court in Pennsylvania, alleging that New Source Review violations occurred at one of its power plants located in Pennsylvania. The suit seeks installation of “best available” control technologies for each pollutant, to enjoin REMA from operating the plant if it is not in compliance with the Clean Air Act and civil penalties. The suit also names three past owners of the plant as defendants. In November 2008, the Connecticut Department of Environmental Protection petitioned to intervene in the NJDEP lawsuit.

REMA is unable to predict the ultimate outcome of the EPA’s NOV or the NJDEP’s suit, but a final finding that REMA violated the New Source Review requirements could result in significant capital expenditures associated with the implementation of emissions reductions on an accelerated basis and possible penalties. Most of these work

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projects were undertaken before REMA’s ownership of those facilities. REMA believes it is indemnified by or has the right to seek indemnification from the prior owners for certain losses and expenses that REMA may incur from activities occurring prior to its ownership.

Ash Disposal Landfill Closures.  REMA is responsible for environmental costs related to the future closures of five ash disposal landfills. REMA recorded the estimated discounted costs ($8 million and $7 million as of December 31, 2008 and 2007, respectively) associated with these environmental liabilities as part of its asset retirement obligations. See note 2(p).

Remediation Obligations.  REMA is responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey. REMA recorded the estimated long-term liability for the remediation costs of $8 million as of December 31, 2008 and 2007.

Conemaugh Actions.  In April 2007, the Pennsylvania Department of Environmental Protection (PADEP) filed suit in the Court of Common Pleas of Indiana County, Pennsylvania alleging that the Conemaugh plant, of which REMA is the operator and has a 16.45% interest, is in violation of its water discharge permit and related state law. In October 2008, PADEP dismissed its suit against REMA.

In April 2007, PennEnvironment and the Sierra Club filed a citizens’ suit against REMA in the United States District Court, Western District of Pennsylvania, to enforce provisions of the Conemaugh water discharge permit. PennEnvironment and the Sierra Club seek civil penalties, remediation and an injunction against further violations. REMA is confident that the Conemaugh plant has operated and will continue to operate in material compliance with its water discharge permit, its consent order agreement with PADEP and related state and federal laws. However, if PennEnvironment and the Sierra Club are successful, REMA could incur additional capital expenditures associated with the implementation of discharge reductions and penalties, which REMA does not believe would be material.

(11)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable and payable and derivative assets and liabilities approximate their carrying amounts.

(12)	Sales of Assets and Emission Allowances

Emission Allowances.  REMA sold emission (primarily SO2) allowances during 2008, 2007 and 2006 for gains of $1 million, $2 million and $71 million, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Orion Power Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Orion Power Holdings, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Power Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 8(d) to the consolidated financial statements, the Company changed its accounting for income tax uncertainties in 2007.

KPMG LLP

Houston, Texas
February 28, 2009

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2008	2007	2006
	(thousands of dollars)

Revenues:
Revenues	$14,615	$22,317	$22,861
Revenues—affiliates	570,863	542,568	474,851

Total	585,478	564,885	497,712
Expenses:
Cost of sales	247,817	227,240	222,358
Cost of sales—affiliates	(3,467)	(5,521)	2,427
Operation and maintenance	132,277	161,713	143,786
Operation and maintenance—affiliates	32,787	37,696	35,924
Taxes other than income taxes	10,587	11,570	13,089
General and administrative—primarily affiliates	24,626	27,685	27,980
Gains on sales of assets and emission allowances, net—primarily affiliates	(617)	(7,480)	(66,964)
Goodwill impairment	173,570	—	—
Depreciation and amortization	104,261	137,602	100,107

Total operating expenses	721,841	590,505	478,707

Operating Income (Loss)	(136,363)	(25,620)	19,005

Other Income (Expense):
Other, net	4,488	—	—
Interest expense	(23,284)	(34,314)	(38,472)
Interest expense—affiliates	(5,987)	(9,293)	(1,351)
Interest income—primarily affiliates	5,514	8,452	8,956

Total other expense	(19,269)	(35,155)	(30,867)

Loss from Continuing Operations Before Income Taxes	(155,632)	(60,775)	(11,862)
Income tax benefit	(26,323)	(25,737)	(31,135)

Income (Loss) from Continuing Operations	(129,309)	(35,038)	19,273
Income (loss) from discontinued operations	(1,480)	7,124	5,375

Net Income (Loss)	$(130,789)	$(27,914)	$24,648

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(thousands of dollars, except per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$2	$259
Accounts receivable, principally customer, net of allowance of $0	21,971	102
Receivables from affiliates, net	45,383	19,968
State income taxes receivable	35,010	45,763
Inventory	73,564	57,233
Accumulated deferred income taxes	32,919	6,713
Collateral posted under agreement with Reliant Energy, Inc.	—	2,000
Prepayments and other current assets	1,454	1,843
Current assets of discontinued operations	—	2,132

Total current assets	210,303	136,013

Property, Plant and Equipment, net	1,720,944	1,619,651

Other Assets:
Goodwill, net	—	173,570
Other intangibles, net	164,950	165,509
Long-term note receivable from Reliant Energy, Inc.	53,981	67,200
Long-term collateral posted under agreement with Reliant Energy, Inc.	14,392	14,392
Other	3,633	9,383

Total other assets	236,956	430,054

Total Assets	$2,168,203	$2,185,718

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$12,531	$11,409
Accounts payable, principally trade	47,860	36,278
Accrued interest payable	7,996	7,999
Other taxes payable	13,276	12,496
Derivatives liabilities	69,468	—
Other	23,242	17,530
Current liabilities of discontinued operations	2,952	—

Total current liabilities	177,325	85,712

Other Liabilities:
Accumulated deferred income taxes	134,486	165,709
Benefit obligations	62,377	46,726
Taxes payable to Reliant Energy, Inc. and related accrued interest	87,408	66,294
Other	9,972	10,602
Long-term liabilities of discontinued operations	3,542	3,542

Total other liabilities	297,785	292,873

Revolving Credit Facility with Reliant Energy, Inc.	74,471	37,299

Long-term Debt	404,403	416,934

Commitments and Contingencies
Stockholder’s Equity:
Common stock; par value $1.00 per share (1,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	2,211,139	2,211,138
Accumulated deficit	(982,396)	(851,607)
Accumulated other comprehensive loss	(14,525)	(6,632)

Total stockholder’s equity	1,214,219	1,352,900

Total Liabilities and Stockholder’s Equity	$2,168,203	$2,185,718

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007	2006
	(thousands of dollars)

Cash Flows from Operating Activities:
Net income (loss)	$(130,789)	$(27,914)	$24,648
(Income) loss from discontinued operations	1,480	(7,124)	(5,375)

Net income (loss) from continuing operations	(129,309)	(35,038)	19,273
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	173,570	—	—
Depreciation and amortization	104,261	137,602	100,107
Deferred income taxes	(47,522)	(21,422)	(27,474)
Net changes in energy derivatives	69,468	1,108	(1,108)
Net amortization of contractual rights and obligations	(208)	(302)	(2,218)
Amortization of revaluation of acquired debt	(11,409)	(10,505)	(9,721)
Gains on sales of assets and emission allowances, net—primarily affiliates	(617)	(7,480)	(66,964)
Other, net	(1,777)	366	(658)
Changes in other assets and liabilities:
Accounts receivable, net	(21,869)	1,562	2,415
Inventory	(16,331)	(7,384)	3,414
Other current assets	389	(539)	2,173
Other assets	380	4,867	10,036
Accounts payable	7,780	(27)	5,163
Payable to/receivable from affiliates, net	(5,764)	(14,840)	7,188
Collateral posted under agreement with Reliant Energy, Inc.	2,000	(788)	(15,604)
Income taxes payable/receivable	18,633	22,938	13,510
Accrued interest	(3)	3	(4)
Long-term taxes payable to Reliant Energy, Inc. and related accrued interest	22,132	(18,015)	—
Other current liabilities	823	184	1,735
Other liabilities	3,281	(3,680)	3,726

Net cash provided by continuing operations from operating activities	167,908	48,610	44,989
Net cash provided by (used in) discontinued operations from operating activities	(56)	6,726	(49,689)

Net cash provided by (used in) operating activities	167,852	55,336	(4,700)

Cash Flows from Investing Activities:
Capital expenditures	(174,287)	(109,212)	(45,566)
Proceeds from sales of assets, net	—	259	—
Proceeds from sales of emission allowances	515	624	1,134
Proceeds from sales of emission allowances—affiliates	164	12,678	69,320
Purchases of emission allowances—affiliates	(44,892)	(9,643)	—

Net cash provided by (used in) continuing operations from investing activities	(218,500)	(105,294)	24,888
Net cash provided by discontinued operations from investing activities	—	520	967,566

Net cash provided by (used in) investing activities	(218,500)	(104,774)	992,454

Cash Flows from Financing Activities:
Distributions to Reliant Energy, Inc.	—	—	(209,400)
Changes in revolving credit facility with Reliant Energy, Inc., net	37,172	24,616	12,683
(Loan to) repayments from Reliant Energy, Inc.	13,219	25,000	(92,200)
Payments of long-term debt	—	—	(191)

Net cash provided by (used in) continuing operations from financing activities	50,391	49,616	(289,108)
Net cash used in discontinued operations from financing activities	—	—	(712,317)

Net cash provided by (used in) financing activities	50,391	49,616	(1,001,425)

Net Change in Cash and Cash Equivalents	(257)	178	(13,671)
Cash and Cash Equivalents at Beginning of Period	259	81	13,752

Cash and Cash Equivalents at End of Period	$2	$259	$81

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) to third parties for continuing operations	$34,688	$44,756	$48,360
Income taxes paid (net of income tax refunds received) for continuing operations	(15,663)	(2,858)	(17,022)
Non-cash Disclosure:
Distributions to Reliant Energy, Inc., net for continuing operations	—	—	(39,543)

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated Other Comprehensive Income (Loss)					Discontinued
						Benefits	Benefits		Total	Operations
					Deferred	Actuarial	Net	Additional	Accumulated	Accumulated
			Additional		Derivative	Net	Prior	Minimum	Other	Other	Total	Comprehensive
	Common Stock		Paid-In	Accumulated	Gains	Gain	Service	Benefits	Comprehensive	Comprehensive	Stockholder’s	Income
	Shares	Amount	Capital	Deficit	(Losses)	(Loss)	Costs	Liability	Income (Loss)	Loss	Equity	(Loss)
	(thousands of dollars)

Balance, December 31, 2005	1,000	$1	$2,460,551	$(848,341)	$18,847	$—	$—	$(147)	$18,700	$(335)	$1,630,576
Net income				24,648							24,648	$24,648
Distributions to Reliant Energy, Inc., net			(249,412)								(249,412)
Changes in minimum pension liability, net of tax of $1 million								(2,029)	(2,029)		(2,029)	(2,029)
Deferred loss from cash flow hedges, net of tax of $3 million					(4,334)				(4,334)		(4,334)	(4,334)
Reclassification of net deferred gain from cash flow hedges into net income, net of tax of $8 million $0					(11,802)				(11,802)	335	(11,467)	(11,802)
Other comprehensive income from discontinued operations												335
Adjustment to initially apply FASB Statement No. 158, net of tax of $4 million, $2 million and $1 million						(5,566)	(3,379)	2,176	(6,769)		(6,769)

Comprehensive income												$6,818

Balance, December 31, 2006	1,000	$1	$2,211,139	$(823,693)	$2,711	$(5,566)	$(3,379)	$—	$(6,234)	$—	$1,381,213
Net loss				(27,914)							(27,914)	$(27,914)
Deferred gain from cash flow hedges, net of tax of $0					330				330		330	330
Reclassification of net deferred gain from cash flow hedges into net loss, net of tax of $2 million					(3,041)				(3,041)		(3,041)	(3,041)
Reclassification of benefits net prior service costs into net loss, net of tax of $0							401		401		401	401
Reclassification of benefits actuarial net loss into net loss, net of tax of $0						170			170		170	170
Deferred benefits, net of tax of $1 million and $1 million						1,100	642		1,742		1,742	1,742

Comprehensive loss												$(28,312)

Balance, December 31, 2007	1,000	$1	$2,211,139	$(851,607)	$—	$(4,296)	$(2,336)	$—	$(6,632)	$—	$1,352,901
Net loss				(130,789)							(130,789)	$(130,789)
Reclassification of benefits net prior service costs into net loss, net of tax of $0							397		397		397	397
Reclassification of benefits actuarial net loss into net loss, net of tax of $0						90			90		90	90
Deferred benefits, net of tax of $4 million and $1 million						(7,346)	(1,034)		(8,380)		(8,380)	(8,380)

Comprehensive loss												$(138,682)

Balance, December 31, 2008	1,000	$1	$2,211,139	$(982,396)	$—	$(11,552)	$(2,973)	$—	$(14,525)	$—	$1,214,219

See Notes to the Consolidated Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

Background.  “Orion Power Holdings” refers to Orion Power Holdings, Inc., a Delaware corporation. “Orion Power” refers to Orion Power Holdings and its consolidated subsidiaries. “Reliant Energy” refers to Reliant Energy, Inc. and its consolidated subsidiaries. Orion Power owns and operates electric generation facilities in Ohio and Pennsylvania with an aggregate generating capacity of 2,651 megawatts (MW) as of December 31, 2008. Orion Power typically sells its wholesale products to independent system operators, regulated utilities, municipalities, energy supply companies (including Reliant Energy), cooperatives and retail “load” or customer aggregators.

On February 19, 2002, Reliant Energy acquired Orion Power through a merger.

Review of Strategic Alternatives.  In October 2008, Reliant Energy’s Board of Directors initiated a process to review strategic alternatives and formed a special committee to oversee this process. Reliant Energy is exploring a full range of possible strategic alternatives to enhance stockholder value, including, among other possibilities, the sale of all or substantially all of Reliant Energy (including Orion Power), as well as the sale of some or all of its retail business.

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

Orion Power evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which Orion Power believes to be reasonable under the circumstances. Orion Power adjusts such estimates and assumptions when facts and circumstances dictate.

Orion Power’s critical accounting estimates include: (a) fair value of derivative assets and liabilities; (b) fair value of Orion Power for assessing impairments of recorded goodwill; (c) fair value of property, plant and equipment; (d) loss contingencies and (e) deferred tax assets, valuation allowances and tax liabilities. Actual results could differ from the estimates.

Orion Power is subject to various risks inherent in doing business. See notes 2(c), 2(d), 2(e), 2(g), 2(i), 2(j), 2(n), 2(o), 2(p), 2(q), 4, 5, 6, 7, 8, 9, 10 and 14.

(b)	Principles of Consolidation.

Orion Power Holdings includes its accounts and those of its wholly-owned subsidiaries in the consolidated financial statements.

(c) Revenues.

Power Generation and Capacity Revenues.  Orion Power records gross revenues from the sale of electricity and other energy services under the accrual method. Electric power and other energy services are sold at market-

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based prices through existing power exchanges, related party affiliates or third party contracts. Energy sales and services that have been delivered but not billed by period end are estimated.

(d)	Fair Value Measurements.

Summary.  Effective January 1, 2008, Orion Power adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) on a prospective basis for its derivative assets and liabilities. In connection with the adoption, no cumulative effect of an accounting change was recognized. For non-financial assets and liabilities, the adoption of SFAS No. 157 was deferred until January 1, 2009. See note 2(s).

Fair Value Hierarchy and Valuation Techniques.  Orion Power applies recurring fair value measurements to its derivative assets and liabilities. In determining fair value, Orion Power generally uses the market approach and incorporates assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable internally-developed inputs. Based on the observability of the inputs used in the valuation techniques, the derivative assets and liabilities are classified as follows:

Level 1:	Level 1 represents unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.
Level 2:	Level 2 represents quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
Level 3:	This category includes energy derivative instruments whose fair value is estimated based on prices in inactive markets that are not observable. Orion Power’s OTC derivative instruments that are transacted in less liquid markets with limited pricing information are included in Level 3, which are coal contracts.

Nonperformance Risk on Derivative Liabilities.  In accordance with SFAS No. 157, fair value measurement of Orion Power’s derivative liabilities reflects the nonperformance risk related to that liability, which is its own credit risk. Orion Power derives its nonperformance risk by applying Reliant Energy, Inc.’s credit default swap spread against the respective derivative liability. As of December 31, 2008, Orion Power had $5 million in reserves for nonperformance risk on derivative liabilities. This change in accounting estimate had an impact during 2008 as follows (income (loss)):

	2008
	Income from
	Continuing Operations
	before Income Taxes		Net Income
	(in millions)

Total derivatives liabilities	$5	(1)	$3

(1)	Recorded in cost of sales as unrealized.

Fair Value of Derivative Instruments.

	December 31, 2008
				Total
	Level 1	Level 2	Level 3	Fair Value
	(in millions)

Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	—	—	69	69

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

2008
Net Derivatives
(Level 3)
(in millions)

Balance, January 1, 2008	$—
Total gains (losses) realized/unrealized:
Included in earnings	—
Purchases, issuances and settlements (net)	(69)
Transfers in and/or out of Level 3 (net)	— (1)

Balance, December 31, 2008	$(69)

Changes in unrealized gains/losses relating to derivative assets and liabilities still held at December 31, 2008	—

(1)	Represents fair value as of December 31, 2007.

See notes 2(e) and 5.

(e)	Derivatives and Hedging Activities.

Orion Power accounts for its derivatives instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (SFAS No. 133).

Changes in commodity prices prior to the energy delivery period are inherent in Orion Power’s business. However, Orion Power believes the benefits of generally hedging its generation assets do not justify the costs, including collateral postings. Accordingly, Orion Power may enter selective hedges, including originated transactions, based on its assessment of (a) market fundamentals to increase the return from its generation assets and (b) operational and market limitations requiring Orion Power to enter into fuel transactions to manage its generation assets.

For Orion Power’s risk management activities, it uses both derivative and non-derivative contracts that provide for settlement in cash or by delivery of a commodity. Fixed-price derivatives are used to fix the price for a portion of these transactions. The primary types of derivative instruments Orion Power uses are forwards and options. Orion Power accounts for its derivatives under one of three accounting methods (mark-to-market, accrual (under the normal purchase/normal sale exception to fair value accounting) or cash flow hedge accounting) based on facts and circumstances. The fair values of derivative activities are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods. See note 2(d) for discussion on fair value measurements.

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

Realized gains and losses on derivatives contracts not held for trading purposes are reported either on a net or gross basis based on the relevant facts and circumstances. Hedging transactions that do not physically flow are included in the same caption as the items being hedged. A summary of Orion Power’s derivative activities and classification in its results of operations is:

	Purpose for Holding or	Transactions that	Transactions that
Instrument	Issuing Instrument(1)	Physically Flow/Settle	Financially Settle(2)

Fuel forward and option contracts	Fuel sales	Revenues	Cost of sales
	Fuel purchases	Cost of sales	Cost of sales

(1)	The purpose for holding or issuing does not impact the accounting method elected for each instrument.

(2)	Includes classification for mark-to-market derivatives and amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges.

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

In addition to market risk, Orion Power is exposed to credit and operational risk. Reliant Energy has a risk control framework, to which Orion Power is subject, to manage these risks, which include: (a) measuring and monitoring these risks, (b) review and approval of new transactions relative to these risks, (c) transaction validation and (d) portfolio valuation and reporting. Orion Power uses mark-to-market valuation, value-at-risk and other metrics in monitoring and measuring risk. Reliant Energy’s risk control framework includes a variety of separate but complementary processes, which involve commercial and senior management and Reliant Energy’s Board of Directors. See note 2(f) for further discussion of Orion Power’s credit policy.

Cash Flow Hedges.  If certain conditions are met, a derivative instrument may be designated as a cash flow hedge. Derivatives designated as cash flow hedges must have a high correlation between price movements in the derivative and the hedged item. The changes in fair value of cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are, or have been, effective as hedges, until the forecasted transactions affect earnings. At the time the forecasted transactions affect earnings, Orion Power reclassifies the amounts in accumulated other comprehensive income (loss) into earnings. Orion Power records the ineffective portion of changes in fair value of cash flow hedges immediately into earnings. For all other derivatives, changes in fair value are recorded as unrealized gains or losses in its results of operations.

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

Effective September 1, 2006, Orion Power de-designated its cash flow hedges of coal contracts and either began utilizing the mark-to-market method of accounting or elected the normal purchase/normal sale exception. During the third quarter of 2006, Orion Power de-designated its remaining cash flows hedges; therefore, as of December 31, 2008 and 2007, Orion Power does not have any designated cash flow hedges.

Presentation of Derivative Assets and Liabilities.  Orion Power adopted FIN 39-1 on January 1, 2008. Upon adoption it elected to present its derivative assets and liabilities on a gross basis (regardless of master netting arrangements with the same counterparty). Cash collateral amounts are also presented on a gross basis. Orion Power applied FIN 39-1 retrospectively for all financial statements presented. However, its December 31, 2007 consolidated balance sheet was not affected as there were no derivative contracts outstanding (accounted for under the mark-to-market or cash flow hedge accounting methods) as of that date.

(f)	Credit Risk.

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

Orion Power’s credit exposure is based on its derivative assets and accounts receivable from counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties. Orion Power provides reserves for non-investment grade counterparties representing a significant portion of its credit exposure. As of December 31, 2008, two non-investment grade counterparties and two investment grade counterparties represented 45% ($7 million) and 50% ($8 million), respectively, of its credit exposure. As of

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008, Orion Power held no collateral from these counterparties. As of December 31, 2007, Orion Power had no credit exposure. There were no other counterparties representing greater than 10% of Orion Power’s credit exposure.

(g)	Customer Concentration.

The following table represents accounts receivable balances from third party customers in excess of 10% of the total consolidated accounts receivable balance and the related percentages as of December 31, 2008 (in millions, except percentages):

	December 31, 2008
	Accounts Receivable	Percentage of Total
Customer	Balance	Accounts Receivable

AEP Service Corporation	$5	21%
Magnum Coal	4	19%
Conemaugh Fuels	3	14%
Consol Energy	3	15%

Accounts receivable from third parties was insignificant as of December 31, 2007.

(h)	General and Administrative Expenses—Primarily Affiliates.

General and administrative expenses from affiliates include, among other items, (a) selling and marketing, (b) bad debt expense, (c) financial services, (d) legal costs, (e) regulatory costs and (f) certain benefit costs. See note 3.

(i)	Property, Plant and Equipment and Depreciation Expense.

Orion Power computes depreciation using the straight-line method based on estimated useful lives. Depreciation expense was $80 million, $87 million and $76 million during 2008, 2007 and 2006, respectively.

	Estimated Useful	December 31,
	Lives (Years)	2008	2007
		(in millions)

Electric generation facilities	20 - 32	$1,831	$1,823
Land improvements	20 - 32	96	98
Other	3 - 10	12	10
Land		13	12
Assets under construction		259	89

Total		2,211	2,032
Accumulated depreciation		(490)	(412)

Property, plant and equipment, net		$1,721	$1,620

Orion Power periodically evaluates property, plant and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. Orion Power recorded no material property, plant and equipment impairments during 2008, 2007 and 2006.

In the future, Orion Power could recognize impairments if its wholesale energy market outlook changes negatively. In addition, Orion Power’s ongoing evaluation of its business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in impairment charges.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j)	Intangible Assets and Amortization Expense.

Goodwill.  Orion Power performs its goodwill impairment test annually on April 1 and when events or changes in circumstances indicate that the carrying value may not be recoverable. See note 4.

Other Intangibles.  Orion Power recognizes specifically identifiable intangible assets, including emission allowances and contractual rights, when specific rights and contracts are acquired. Orion Power has no intangible assets with indefinite lives recorded as of December 31, 2008 and 2007.

(k)	Capitalization of Interest Expense.

Orion Power capitalizes interest on capital projects greater than $10 million and under development for one year or more. During 2008, 2007 and 2006, Orion power capitalized $13 million, $3 million and $0 of interest expense, respectively, relating primarily to its scrubber project at the Cheswick plant.

(l)	Income Taxes.

Federal.  Orion Power is included in the consolidated federal income tax returns of Reliant Energy and calculates its income tax provision on a separate return basis, whereby Reliant Energy pays all federal income taxes on Orion Power’s behalf and is entitled to any related tax savings. The difference between Orion Power’s current federal income tax expense or benefit, as calculated on a separate return basis, and related amounts paid to/received from Reliant Energy, if any, were recorded in Orion Power’s financial statements as adjustments to additional paid-in capital. Reliant Energy changed its funding policy in December 2006 and these differences are recorded to (a) income taxes payable to Reliant Energy, Inc. if Orion Power has cumulative taxable income on a separate return basis or (b) deferred tax assets if Orion Power has cumulative taxable losses on a separate return basis. Deferred federal income taxes reflected on Orion Power’s consolidated balance sheet will ultimately be settled with Reliant Energy. See notes 3 and 8.

State.  Orion Power is included in the consolidated state income tax returns of Reliant Energy. It calculates its state provision, related payables or receivables and deferred state income taxes on a separate return basis and settles the related assets and liabilities directly with the governmental entity. See note 8.

(m)	Cash and Cash Equivalents.

Orion Power records all highly liquid short-term investments with maturities of three months or less as cash equivalents.

(n)	Allowance for Doubtful Accounts.

Orion Power accrues an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing counterparty credit ratings, historical collections, accounts receivable agings and other factors. Orion Power writes-off accounts receivable balances against the allowance for doubtful accounts when it determines a receivable is uncollectible.

(o)	Inventory.

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

	December 31,
	2008	2007
	(in millions)

Materials and supplies, including spare parts	$24	$21
Coal	49	34
Heating oil	1	2

Total inventory	$74	$57

(p)	Environmental Costs.

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

(q)	Asset Retirement Obligations.

Orion Power’s asset retirement obligations relate to future costs associated primarily with ash disposal site closures. Orion Power’s asset retirement obligations are $7 million and $8 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, Orion Power has $2 million and $3 million, respectively, (classified in other long-term assets) on deposit with the state of Pennsylvania to guarantee its obligation related to future closures of ash disposal landfill sites. See note 10.

(r)	Repair and Maintenance Costs for Power Generation Assets.

Orion Power expenses repair and maintenance costs as incurred.

(s)	New Accounting Pronouncements Not Yet Adopted.

Fair Value Measurement for Non-Financial Assets and Liabilities.  For some non-financial assets and liabilities, the effective date for SFAS No. 157 fair value measurement criteria is January 1, 2009. Orion Power does not expect the standard to have a significant impact on its consolidated financial statements.

Disclosures about Derivatives and Hedging Activities.  SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161) is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is intended to enhance the related qualitative and quantitative disclosures by providing for additional information about objectives, strategies, accounting treatment, volume by commodity type and credit-risk-related contingent features. SFAS No. 161 was adopted on January 1, 2009.

Disclosures about Plan Assets.  The FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which is effective for 2009. In addition to enhanced disclosures regarding investment policies and strategies, this FSP will require Orion Power to disclose information about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS No. 157.

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

The following details the amounts recorded as operation and maintenance—affiliates and general and administrative—affiliates:

	2008	2007	2006
	(in millions)

Allocated or charged by Reliant Energy	$57	$65	$64

Commodity Procurement and Marketing.  Orion Power has sales to and purchases from Reliant Energy related to commodity procurement and marketing services.

	2008		2007		2006
	(in millions)

Sales to Reliant Energy under various commodity agreements(1)	$571		$543		$475
Purchases from Reliant Energy under various commodity agreements(2)	2		1		7
Gains on coal sales to Reliant Energy	6	(3)	6	(3)	5	(3)
Sales of emission allowances to Reliant Energy(4)	—		13		69
Gains on emission allowances sales to Reliant Energy(5)	—		6		66

(1)	Recorded in revenues—affiliates.

(2)	Recorded in cost of sales—affiliates. Amounts include purchases from an affiliate to meet requirements of contractual commitments.

(3)	Recorded in cost of sales—affiliates on a net basis.

(4)	Reflects price at which Reliant Energy sold the emission allowances to third parties.

(5)	Recorded in gains on sales of assets and emission allowances, net.

Debt Obligations from/to Reliant Energy.  In December 2004, Orion Power Midwest, L.P. (Orion MidWest) entered into the following with Reliant Energy: (a) two related-party notes for a total of $400 million and (b) a $75 million revolving credit facility. In December 2004, Orion Power New York, L.P. (Orion New York) entered into the following with Reliant Energy: (a) a related-party note for $400 million and (b) a $50 million revolving credit facility. The Orion MidWest and Orion New York related party notes bore interest at 6.5% per year and interest was payable monthly. The revolving credit facilities bore interest at London Inter Bank Offering Rate (LIBOR) plus 2.875%. Some of these amounts were classified as discontinued operations. See note 13. In connection with the sales of the New York plants and the Ceredo plant, the related party notes were paid off and the Orion New York revolving credit facility was terminated. The $75 million Orion MidWest revolving credit facility matures in December 2009; however, Reliant Energy plans to extend the maturity each December for 12 months from that date. Orion Power has incurred interest expense (in continuing operations) related to these notes and revolving credit facilities of $2 million, $3 million and $1 million during 2008, 2007 and 2006, respectively.

In March 2006, Orion Power made a term loan to Reliant Energy for $92 million, which matures in 2010. The note bore interest at ten percent through September 30, 2007 and interest is payable monthly. Effective October 1,

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, the interest rate was changed to 7.5 percent. During 2008 and 2007, Reliant energy paid down $13 million and $25 million, respectively, on this loan. Orion Power has earned interest income related to this term loan of $5 million, $8 million and $7 million during 2008, 2007 and 2006, respectively.

Secured Revolving Letter of Credit Facility Agreement with Reliant Energy.  Reliant Energy posts letters of credit on behalf of Orion Power. As of December 31, 2008 and 2007, Reliant Energy posted letters of credit totaling $14 million and $16 million, respectively, on behalf of Orion Power. During September 2006, Reliant Energy and Orion Power entered into a Secured Revolving Letter of Credit Facility Agreement whereby Orion Power will provide cash to Reliant Energy as collateral for letters of credit when issued up to a maximum of $20 million. The agreement expires on April 30, 2010. As letters of credit expire, the cash collateral will be returned to Orion Power. Orion Power will reimburse Reliant Energy for the costs of the letters of credit and will earn interest income on the collateral posted. As of December 31, 2008 and 2007, Orion Power has provided cash collateral of $14 million and $16 million, respectively, to Reliant Energy. During 2008, 2007 and 2006, the letters of credit costs, recorded in interest expense, were insignificant and related interest income was $0, $1 million and $0, respectively.

Cash Distributions to Reliant Energy.

	2008	2007	2006
	(in millions)

Orion Power Holdings cash distributions to Reliant Energy	$—	$—	$(209)

Income Taxes.  See discussion in note 2(l) regarding Orion Power’s policy with respect to income taxes and the long-term taxes payable to Reliant Energy, Inc.

	2008	2007	2006
	(in millions)

Non-cash contributions from (distributions to) Reliant Energy related to federal income taxes for continuing and discontinued operations	$—	$—	$(40)

As of December 31, 2008 and 2007, Orion Power has $87 million and $66 million, respectively, recorded as long-term taxes payable to Reliant Energy, Inc., which includes accrued interest payable of $10 million and $6 million, respectively. Orion Power has incurred interest expense related to this payable of $4 million and $6 million during 2008 and 2007, respectively.

(4)	Intangible Assets

(a)	Goodwill.

The following table shows goodwill and the changes (in millions):

As of January 1, 2007	$176
Changes	(2)

As of December 31, 2007	174
Impairment	(174)

As of December 31, 2008	$—

As of December 31, 2008 and 2007, Orion Power had $30 million and $35 million, respectively, of goodwill that is deductible for United States income tax purposes in future periods.

Orion Power tests goodwill for impairment on an annual basis in April, and more often if events or circumstances indicate there may be impairment. Orion Power continually assesses whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in Reliant Energy, Inc.’s share price and market capitalization; a decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weakness in the industry; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the consolidated financial statements.

During April, Orion Power tested goodwill for impairment and determined that no impairment existed.

During the third and fourth quarters of 2008, given recent adverse changes in the business climate and the credit markets, Reliant Energy, Inc.’s market capitalization being lower than its book value during all of the fourth quarter and extending into 2009, Reliant Energy’s review of strategic alternatives to enhance stockholder value and reductions in the expected near-term cash flows from operations, Orion Power reviewed its goodwill for impairment. Orion Power concluded that no goodwill impairment occurred as of September 30, 2008. As discussed below, as of December 31, 2008, Orion Power concluded that its goodwill of $174 million was impaired. This charge is non-cash.

Goodwill is reviewed for impairments based on a two-step test. In the first step, Orion Power compares its fair value with its net book value. Orion Power must apply judgment in determining the fair value for purposes of performing the goodwill impairment test because quoted market prices for its business are not available. In estimating the fair value, Orion Power uses a combination of an income approach and a market-based approach.

•	Income approach—Orion Power discounts its expected cash flows. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its operations and cash flows and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, Orion Power applies a terminal value multiple to the final year EBITDA.

•	Market-based approach—Orion Power uses the guideline public company method, which focuses on comparing its risk profile and growth prospects to select reasonably similar/guideline publicly traded companies. Orion Power also uses a public transaction method, which focuses on exchange prices in actual transactions as an indicator of fair value.

In weighting the results of the various valuation approaches, prior to the fourth quarter of 2008, Orion Power placed more emphasis on the income approach, using management’s future cash flow projections and risk-adjusted discount rates. As Orion Power’s earnings outlook declined, its earnings variability increased and Reliant Energy, Inc.’s market capitalization declined significantly in 2008, Orion Power increased the weighting of the estimates of fair value determined by the market-based approaches. Further, the aggregate estimated fair value of Reliant Energy’s reporting units was compared to its total market capitalization, adjusted for a control premium. A control premium is added to the market capitalization to reflect the value that exists with having control over an entire entity.

If the estimated fair value is higher than the recorded net book value, no impairment is considered to exist and no further testing is required. However, if the estimated fair value is below the recorded net book value, a second step must be performed to determine the goodwill impairment required, if any. In the second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition, which is then allocated to the entity’s assets and liabilities in accordance with purchase accounting rules. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the entity, and the recorded amount is written down to the hypothetical amount, if lower.

Orion Power estimates its fair value based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches, as discussed above, (b) projections about the future power generation margins, (c) estimates of future cost structure, (d) environmental assumptions, (e) risk-adjusted discount rates for estimated cash flows, (f) selection of peer group companies for the public company market approach, (g) required level of working capital, (h) assumed EBITDA multiple for terminal values and (i) time horizon of cash flow forecasts.

As part of the process, Orion Power develops 15-year forecasts of earnings and cash flows, assuming that demand for power grows at the rate of two percent a year. It models all of its power generation facilities and those of

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

others in the regions in which Orion Power operates, using these assumptions: (a) the markets in which Orion Power operates will continue to be deregulated and earn a market return; (b) there will be a recovery in electricity margins over time such that companies building new generation facilities can earn a reasonable rate of return on their investment, which implies that margins and therefore cash flows in the future would be better than they are today because market prices will need to rise high enough to provide an incentive for new plants to be built, and the entire market will realize the benefit of those higher margins and (c) the long-term returns on future construction of new generation facilities will likely be driven by integrated utilities, which Orion Power expects will have a lower cost of capital than merchant generators, which implies that the revenues and margins described in (b) above will be at the level of return required for a regulated entity instead of a deregulated company. Orion Power assumes that the after-tax rate of return on new construction is 7.5%.

Orion Power’s assumptions for each of its goodwill impairment assessments during 2006, 2007 and 2008:

	April	April	April	September	December
	2006	2007	2008	2008	2008

Income approach assumptions
EBITDA multiple for terminal values(1)	7.0	8.0	8.0	7.0	7.0
Risk-adjusted discount rate for estimated cash flows(2)	9.5%	10.0%	10.5%	11.5%	13.0%
Market-based approach
EBITDA multiple for publicly traded company	8	8	8	5	6
Valuation approach weightings(3)
Income approach	60%	70%	60%	80%	25%
Market-based approach	40%	30%	40%	20%	75%

(1)	Changed primarily due to market factors affecting peer company comparisons.

(2)	Increased primarily due to capital structure of peer company comparisons and increased required rate of return on debt and equity capital of peer companies.

(3)	Changed primarily due to increased focus on market-based approaches. See discussion above.

Based on Orion Power’s analysis, it concluded that it did not pass the first step as of December 31, 2008, primarily due to lower expected cash flows due to the adverse business climate, significantly lower expected exchange transaction values due to credit market disruptions which would make it difficult for transactions to occur and increase the price of those transactions and significantly lower valuations for the peer companies. In addition, when Reliant Energy compared the aggregate of its fair value estimates of both reporting units to its market capitalization, including a control premium, it determined that the market participants’ views of its fair value had also declined significantly.

Orion Power then performed the second step of the impairment test, which requires an allocation of the fair value as the purchase price in a hypothetical acquisition of the entity. The significant hypothetical purchase price allocation adjustments made to the assets and liabilities of Orion Power consisted of the following:

•	Adjusting the carrying value of property, plant and equipment to values that would be expected in the current credit and market environment;

•	Adjusting the carrying value of emission allowances, which currently trade at amounts significantly higher than book value;

•	Adjusting the carrying value of debt, which has a lower fair value than book value; and

•	Adjusting deferred income taxes for changes in the balances listed above.

After making these hypothetical adjustments, no residual value remained for a goodwill allocation resulting in the impairment of Orion Power’s goodwill net carrying amount of $174 million as of December 31, 2008.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Other Intangibles.

	Remaining
	Weighted		December 31
	Average		2008				2007
	Amortization		Carrying		Accumulated		Carrying		Accumulated
	Period (Years)		Amount		Amortization		Amount		Amortization
	(in millions)

SO2 emission allowances(1)(2)	—	(1)	$68	(3)	$(12	)(3)	$160	(3)	$(103	)(3)
NOx emission allowances(1)(4)	—	(1)	109	(3)	—	(3)	180	(3)	(71	)(3)

Total			$177		$(12)		$340		$(174)

(1)	SO2 is sulfur dioxide and NOx is nitrogen oxides. Amortized to amortization expense on a units-of-production basis. As of December 31, 2008, Orion Power has recorded (a) SO2 emission allowances through the 2039 vintage year (most of which relate to 2010 and beyond) and (b) NOx emission allowances through the 2039 vintage year (most of which relate to 2009 and beyond).

(2)	During 2008, 2007 and 2006, Orion Power purchased $18 million, $28 million and $0, respectively, of SO2 emission allowances from affiliates.

(3)	During 2008, Orion Power wrote off the fully amortized carrying amount and accumulated amortization for SO2 and NOx emission allowances of $110 million and $76 million, respectively.

(4)	During 2008, 2007 and 2006, Orion Power purchased $5 million, $4 million and $0, respectively, of NOx emission allowances from affiliates.

Amortization expense consists of:

	2008	2007	2006
	(in millions)

Emission allowances	$24	$50	$25

Contractual rights(1)	$—	$—	$(1)
Contractual obligations(1)(2)	—	—	3

Net	$—	$—	$2

(1)	Contractual rights and contractual obligations are amortized to revenues and cost of sales, as applicable, based on the estimated realization of the fair value established on the acquisition date over the contractual lives. The contractual rights were fully amortized as of December 31, 2006.

(2)	Contractual obligations are classified as other long-term liabilities.

Estimated amortization expense based on Orion Power’s intangibles as of December 31, 2008 for the next five years is (in millions):

2009	$6	(1)
2010	7	(1)
2011	7	(1)
2012	7	(1)
2013	7	(1)

(1)	These amounts do not include expected amortization expense of emission allowances, which have not been purchased as of December 31, 2008.

(5)	Derivatives and Hedging Activities

Orion Power uses derivative instruments to manage operational or market constraints and to increase return on its generation assets. The instruments used are fixed-price derivative contracts to hedge the variability in future cash flows from forecasted sales of power and purchases of fuel and power. Orion Power’s objective in entering into these fixed-price derivatives is to fix the price for a portion of these transactions. See note 2(e).

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, there was no hedge ineffectiveness recognized from derivatives that were designated and qualified as cash flow hedges. In addition, no component of the derivatives’ gain or loss was excluded from the assessment of effectiveness for these periods. If it becomes probable that an anticipated transaction will not occur, Orion Power realizes in net income (loss) the deferred gains and losses recognized in accumulated other comprehensive loss. During 2006, $0 was recognized in the results of continuing operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

During 2008, Orion Power entered into two forward coal contracts and the unrealized losses associated with these contracts are $69 million, which are included in cost of sales.

As of December 31, 2008 and 2007, Orion Power does not have any designated cash flow hedges and there are no deferred derivative gains/losses remaining in accumulated other comprehensive loss.

(6)	Debt

Outstanding debt to third parties:

	December 31,
	2008			2007
	Weighted			Weighted
	Average			Average
	Stated			Stated
	Interest			Interest
	Rate(1)	Long-Term	Current	Rate(1)	Long-Term	Current
	(in millions, except interest rates)

Orion Power Holdings senior notes due 2010 (unsecured)	12.00%	$400	$—	12.00%	$400	$—
Adjustment to fair value of debt(2)		4	13		17	11

Total debt		$404	$13		$417	$11

(1)	The weighted average stated interest rates are as of December 31, 2008 or 2007.

(2)	Debt acquired by Reliant Energy in the Orion Power acquisition was adjusted to fair value as of the acquisition date. Included in interest expense is amortization of $11 million, $11 million and $9 million for valuation adjustments for debt during 2008, 2007 and 2006, respectively.

Debt maturities as of December 31, 2008 are (in millions):

2009	$—
2010	400
2011	—
2012	—
2013	—
2014 and thereafter	—

$400

Orion Power Holdings Senior Notes.  These notes were recorded at a fair value of $479 million upon the acquisition by Reliant Energy. The $79 million premium is being amortized to interest expense over the life of the notes. The senior notes are senior unsecured obligations of Orion Power Holdings, are not guaranteed by any of Orion Power Holdings’ subsidiaries and are non-recourse to Reliant Energy. The senior notes have covenants that restrict the ability of Orion Power Holdings and its subsidiaries to, among other actions, (a) pay dividends or pay subordinated debt, (b) incur indebtedness or issue preferred stock, (c) make investments, (d) divest assets, (e) encumber its assets, (f) enter into transactions with affiliates, (g) engage in unrelated businesses and (h) engage in sale and leaseback transactions. As of December 31, 2008, conditions under these covenants were not met that

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allow the payment of dividends by Orion Power Holdings. As of December 31, 2008, the adjusted net assets of Orion Power that are restricted to Reliant Energy, Inc. are $1.3 billion.

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

The benefit obligations and funded status are:

	Pension		Postretirement Benefits
	2008	2007	2008	2007
	(in millions)

Change in Benefit Obligation
Beginning of year	$60	$57	$33	$31
Service cost	3	2	—	1
Interest cost	3	3	2	2
Benefits paid	(2)	(2)	—	—
Amendments/adjustments	1	—	2	—
Actuarial gain	—	—	(4)	(1)

End of year	$65	$60	$33	$33

Change in Plan Assets
Beginning of year	$46	$36	$—	$—
Employer contributions	3	9	—	—
Benefits paid	(2)	(2)	—	—
Actual investment return	(13)	3	—	—

End of year	$34	$46	$—	$—

Funded Status	$(31)	$(14)	$(33)	$(33)

Amounts recognized in the consolidated balance sheets are:

	Pension		Postretirement Benefits
	December 31,		December 31,
	2008	2007	2008	2007
	(in millions)

Current liabilities	$—	$—	$(1)	$(1)
Noncurrent liabilities	(31)	(14)	(32)	(32)

Net amount recognized	$(31)	$(14)	$(33)	$(33)

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all pension plans was $59 million and $54 million as of December 31, 2008 and 2007, respectively. All pension plans have accumulated benefit obligations in excess of plan assets.

Net periodic benefit costs are:

	Pension			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(in millions)

Service cost	$3	$3	$3	$—	$—	$—
Interest cost	3	3	3	2	2	2
Expected return on plan assets	(3)	(3)	(2)	—	—	—
Adjustment to annual expense	—	—	—	2	—	—
Net amortization	1	1	1	—	—	—

Net periodic benefit costs	$4	$4	$5	$4	$2	$2

As of December 31, 2008, $1 million and $0.6 million of net actuarial loss and net prior service costs, respectively, in accumulated other comprehensive loss are expected to be recognized in net periodic benefit cost during the next 12 months.

Assumptions.  The significant weighted average assumptions used to determine the benefit obligations are:

			Postretirement
	Pension		Benefits
	December 31,		December 31,
	2008	2007	2008	2007

Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.0%	3.0%	N/A	N/A

The significant weighted average assumptions used to determine the net periodic benefit costs are:

				Postretirement
	Pension			Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.0%	3.0%	3.0%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%	N/A	N/A	N/A

As of December 31, 2008 and 2007, Orion Power developed its expected long-term rate of return on pension plan assets based on third party models. These models consider expected inflation, current dividend yields, expected corporate earnings growth and risk premiums based on the expected volatility of each asset category. Orion Power weights the expected long-term rates of return for each asset category to determine its overall expected long-term rate of return on pension plan assets. In addition, Orion Power reviews peer data and historical returns.

Orion Power’s assumed health care cost trend rates used to measure the expected cost of benefits covered by its postretirement plan are:

	2008	2007	2006

Health care cost trend rate assumed for next year(1)	7.9%	8.3%	9.0%
Rate to which the cost trend rate is assumed to gradually decline (ultimate trend rate)(1)	5.5%	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2015	2015	2015

(1)	Represents blended rate for medical and prescription drug costs.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates can have a significant effect on the amounts reported for Orion Power’s health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2008:

	One-Percentage Point
	Increase	Decrease
	(in millions)

Effect on service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	4	(4)

Plan Assets.  Orion Power’s pension weighted average asset allocations and target allocation by asset category are:

	Percentage of Plan Assets
	as of December 31,		Target Allocation
	2008	2007	2009

Domestic equity securities	36%	49%	40%
International equity securities	21	10	20
Global equity securities	9	10	10
Debt securities	34	31	30

Total	100%	100%	100%

In managing the investments associated with the pension plans, Orion Power’s objective is to exceed, on a net-of-fee basis, the rate of return of a performance benchmark composed of the following indices:

Asset Class	Index	Weight

Domestic equity securities	MSCI U.S. Broad Market Index	40%
International equity securities	MSCI All Country World Ex-U.S. Index	20
Global equity securities	MSCI All Country World Index	10
Debt securities	Lehman Brothers Aggregate Bond Index	30

Total		100%

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

Cash Obligations.  Orion Power expects pension cash contributions to approximate $13 million during 2009. Expected benefit payments for the next ten years, which reflect future service as appropriate, are:

		Postretirement
	Pension	Benefits
	(in millions)

2009	$2	$1
2010	3	1
2011	3	2
2012	4	2
2013	4	2
2014-2018	25	12

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Savings Plan.

Orion Power’s employees participate in Reliant Energy’s employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code. Orion Power’s savings plan benefit expense, including matching and discretionary contributions, was $2 million, $2 million and $1 million during 2008, 2007 and 2006, respectively.

(c)	Other Employee Matters.

As of December 31, 2008, approximately 75% of Orion Power’s employees are subject to collective bargaining arrangements. Approximately 50% of Orion Power’s employees are subject to collective bargaining arrangements that will expire in 2009. Orion Power intends to negotiate the renewal of these agreements.

(8)	Income Taxes

(a)	Summary.

Orion Power’s income tax expense (benefit) is:

	2008	2007	2006
	(in millions)

Current:
Federal	$18	$—	$—
State	3	(4)	(4)

Total current	21	(4)	(4)

Deferred:
Federal	(56)	(18)	11
State	9	(4)	(38)

Total deferred	(47)	(22)	(27)

Income tax expense (benefit) from continuing operations	$(26)	$(26)	$(31)

Income tax benefit from discontinued operations	$(2)	$—	$(1)

A reconciliation of the federal statutory income tax rate to the effective income tax rate for continuing operations is:

	2008	2007	2006

Federal statutory rate	(35)%	(35)%	(35)%

Additions (reductions) resulting from:
State income taxes, net of federal income taxes	5	(9)	(254	)(1)
Goodwill impairment	14	—	—
Other, net	(1)	2	27

Effective rate	(17)%	(42)%	(262)%

(1)	Of this percentage, (a) $17 million (145%) relates to Pennsylvania state law changes, which effectively decreased our limitations to use net operating losses in that state and (b) $7 million (61%) relates to changes in valuation allowances.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007
	(in millions)

Deferred tax assets:
Current:
Derivative liabilities, net	$27	$—
Employee benefits	1	1
Valuation allowances	(1)	—
Other	5	4

Total current deferred tax assets	32	5

Long-term:
Employee benefits	21	18
Net operating loss carryforwards	35	29
Other	7	13
Valuation allowances	(20)	(3)

Total long-term deferred tax assets	43	57

Total deferred tax assets	$75	$62

Deferred tax liabilities:
Long-term:
Depreciation and amortization	$175	$215

Total long-term deferred tax liabilities	175	215

Total deferred tax liabilities	$175	$215

Accumulated deferred income taxes, net	$(100)	$(153)

(b)	Tax Attribute Carryovers.

Statutory
	December 31,	Carryforward	Expiration
	2008	Period	Years
	(in millions)	(in years)

Net Operating Loss Carryforwards:
State	$568	20	2018 through 2028

(c)	Valuation Allowances.

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

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Orion Power’s valuation allowances for deferred tax assets are (in millions):

State

As of January 1, 2006	$24
Changes in valuation allowance	(19)

As of December 31, 2006	5
Changes in valuation allowance	(2)

As of December 31, 2007	3
Changes in valuation allowance	18

As of December 31, 2008	$21

(d)	FIN 48 and Income Tax Uncertainties.

Effective January 1, 2007, Orion Power adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). This interpretation addresses whether (and when) tax benefits claimed in Reliant Energy’s federal and Orion Power’s state tax returns should be recorded in its financial statements. Pursuant to FIN 48, Orion Power may only recognize the tax benefit for financial reporting purposes from an uncertain tax position when it is more-likely-than-not that, based on the technical merits, the position will be sustained by taxing authorities or the courts. The recognized tax benefits are measured as the largest benefit having a greater than fifty percent likelihood of being realized upon settlement with a taxing authority. Orion Power classifies accrued interest and penalties related to uncertain income tax positions in income tax expense/benefit.

In connection with the adoption, Orion Power recognized the following in its consolidated financial statements:

Adoption Effect on
January 1, 2007
Increase (Decrease)
(in millions)

Goodwill	$(2)
Other long-term liabilities	(3)
Retained deficit	(1)

Orion Power’s unrecognized tax benefits for federal and state changed as follows:

	2008	2007
	(in millions)

Beginning of year	$—	$—
Increases related to prior years	4	2
Decreases related to prior years	(4)	(2)
Increases related to current year	—	—
Settlements	—	—
Lapses in the statute of limitations	—	—

End of year	$—	$—

As of January 1, 2007 and December 31, 2007 and 2008, Orion Power had no amounts accrued for interest or penalties. During 2008, 2007 and 2006, Orion Power recognized $0, $0 and an insignificant amount, respectively, of income tax expense (benefit) due to changes in interest and penalties for federal and state income taxes.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Orion Power has the following years that remain subject to examination or are currently under audit for its major tax jurisdictions:

	Subject to Examination	Currently Under Audit

Federal	1997 to 2008	1997 to 2006
Pennsylvania	2004 to 2008	2005 to 2006
New York state and city	2003 to 2006	2003 to 2006

Orion Power, through Reliant Energy, expects to continue discussions with taxing authorities regarding tax positions related to the timing of tax deductions for depreciation and emission allowances and believes it is reasonably possible some of these matters could be resolved during 2009; however, Orion Power cannot estimate the range of changes that might occur.

(9)	Commitments

(a)	Lease Commitments.

Operating Lease Expense.  Total lease expense for all operating leases was $2 million during 2008, 2007 and 2006.

(b)	Guarantees and Indemnifications.

Equity Pledged as Collateral for Reliant Energy.  Orion Power Holdings’ equity is pledged as collateral under certain of Reliant Energy’s credit and debt agreements, which have an outstanding balance of $1.2 billion as of December 31, 2008.

Interests Pledged as Collateral to Reliant Energy.  In connection with Orion Power’s debt to Reliant Energy (as discussed in note 3), Orion Power Holdings has pledged its interests in Orion Power Capital, LLC, and its subsidiaries, including Orion New York and Orion MidWest, to Reliant Energy.

Other.  Orion Power enters into contracts that include indemnification and guarantee provisions. In general, Orion Power enters into contracts with indemnities for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. Examples of these contracts include asset purchase and sales agreements, service agreements and procurement agreements.

Except as otherwise noted, Orion Power is unable to estimate its maximum potential exposure under these agreements until an event triggering payment occurs. Orion Power does not expect to make any material payments under these agreements.

(c)	Other Commitments.

Property, Plant and Equipment Commitments.  As of December 31, 2008, Orion Power has contractual commitments to spend approximately $99 million on plant and equipment relating primarily to SO2 emissions reductions, ash landfill projects and mercury controls.

Fuel Supply Commitments.  Orion Power is a party to fuel supply contracts of various quantities and durations that are not classified as derivative assets and liabilities. These contracts are not included in the consolidated balance

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet as of December 31, 2008. Minimum purchase commitment obligations under these agreements are as follows as of December 31, 2008 (in millions):

	Fuel Commitments(1)

2009	$70
2010	35	(2)
2011	—
2012	—
2013 and thereafter	—

Total	$105

(1)	As of December 31, 2008, the maximum remaining terms under any individual fuel supply contract is two years.

(2)	Price estimated based on forward commodity curves as of December 31, 2008.

Other Commitments.  Orion Power has other fixed commitments related to various agreements that aggregate as follows (in millions):

2009	$5
2010	3
2011	—
2012	—
2013	—
2014 and thereafter	—

Total	$8

(10)	Contingencies

Orion Power is involved in some legal, environmental and other matters before courts and governmental agencies, some of which may involve substantial amounts. Unless otherwise noted, Orion Power cannot predict the outcome of these matters.

New Source Review Matters.  The United States Environmental Protection Agency (EPA) and various states are investigating compliance of coal-fueled electric generating stations with the pre-construction permitting requirements of the Clean Air Act known as “New Source Review.” In September 2008, Orion Power received an EPA request for information related to its Avon Lake and Niles generation facilities. The EPA agreed to share information relating to its investigations with state environmental agencies.

Ash Disposal Landfill Closures.  Orion Power is responsible for environmental costs related to the future closures of two ash disposal landfills owned by Orion MidWest. Orion Power recorded the estimated discounted costs ($7 million and $8 million as of December 31, 2008 and 2007, respectively) associated with these environmental liabilities as part of its asset retirement obligations. See note 2(q).

Sales Tax Contingencies.  Some of Orion Power’s sales tax computations are subject to challenge under audit. As of December 31, 2008 and 2007, Orion Power has $2 million and $0, respectively, accrued in current liabilities of discontinued operations relating to these contingencies.

Property Tax Contingencies.  Orion Power believes it will be subject to additional property tax liabilities related to years 2001 to 2005. As of December 31, 2008 and 2007, Orion Power has $4 million accrued in long-term liabilities of discontinued operations relating to these contingencies.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Settlement

In October 2008, Orion Power settled its claims in a suit it filed based on breach of a fuel supply agreement. Under the settlement agreement, Orion Power received settlement payments totaling $20 million (recorded in cost of sales).

(12)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable and payable and derivative assets and liabilities approximate their carrying amounts. Values of Orion Power’s debt (see note 6) are:

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value(1)	Value	Value(1)
	(in millions)

Fixed rate debt	$417	$397	$428	$436

Total debt	$417	$397	$428	$436

(1)	Orion Power based the fair values of its fixed rate debt on information from market participants.

(13)	Sales of Assets and Emission Allowances

Emission Allowances.  Orion Power sold emission allowances (primarily SO2) during 2008, 2007 and 2006 for gains of $1 million, $7 million and $67 million, respectively.

(14)	Discontinued Operations

New York Plants.  In February 2006, Orion Power closed on the sale of its three remaining New York plants with an aggregate net generating capacity of approximately 2,100 MW for $979 million. During the third quarter of 2005, Orion Power began to report the results of the New York plants as discontinued operations. Orion Power applied $704 million of cash proceeds, which is net of estimated city, state and transfer taxes and transaction costs, to pay down the Orion New York and Orion MidWest notes (including outstanding interest) owed to Reliant Energy. After tendering for $0.2 million of the 12% senior notes, the remaining net cash proceeds of $248 million were distributed to/invested in Reliant Energy, including the issuance of a $92 million note. See note 3.

Based on Orion Power’s obligation to utilize the net proceeds from the sale to prepay debt, Orion Power classified the related debt amounts for the Orion New York and Orion MidWest related party notes and the Orion New York related party revolver (and the related interest expense) as discontinued operations. Orion Power classified the related deferred financing costs (and associated interest expense) on all of these debt amounts as discontinued operations. Orion Power allocated $1 million of related third party interest expense during 2006 to discontinued operations. Orion Power allocated $7 million of related interest expense—affiliates during 2006 to discontinued operations. No interest was allocated to discontinued operations subsequent to the closing.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes certain financial information of the New York plants reported as discontinued operations (in millions):

	New York
	Plants

2008
Revenues	$—
Loss before income tax expense/benefit	(4)
2007
Revenues	$3
Income before income tax expense/benefit	7
2006
Revenues	$104
Income before income tax expense/benefit	4	(1)

(1)	Includes an additional pre-tax loss on disposal of $16 million during 2006 primarily due to changes in derivative assets not terminated as of the date of sale. The cumulative pre-tax loss on disposal through December 31, 2006 was $308 million.

Subsequent to the sale of the New York plants in February 2006, Orion Power continues to have (a) insignificant settlements with the independent system operator and (b) property tax and sales and use tax settlements. These amounts are classified as discontinued operations in the results of operations and consolidated balance sheets, as applicable. See note 10.