Form 10-K/A
period 2008-12-31
RELIANT ENERGY INC
filed 2009-04-30
CIK 1126294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
As of April 20, 2009, the registrant had 350,426,995 shares of common stock outstanding and no shares of common stock were held by the registrant as treasury stock.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

Explanatory Note
     We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to include Part III rather than incorporating such information into our Form 10-K by reference to our definitive proxy statement for our 2009 annual meeting of stockholders. Accordingly, Items 10-14 of Part III of the Form 10-K are hereby amended and restated in their entirety as set forth below.
     Also included in this Amendment No. 1 on Form 10-K/A are (a) the signature page, (b) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of this Form 10-K/A as Exhibits 31.1 and 31.2 respectively, and (c) the exhibit index set forth in Part IV, Item 15(b) of the Form 10-K, which has been amended and restated in its entirety as set forth below to include the additional certifications.
     Except as described above, this Amendment No. 1 on Form 10-K/A does not update or modify in any way the disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and does not purport to reflect any information or events subsequent to the filing thereof. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with the Securities and Exchange Commission.
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

i

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors

Name	Age(1)	Director Since
E. William Barnett	76	October 2002
Donald J. Breeding	74	October 2002
Mark M. Jacobs	47	May 2007
Steven L. Miller	63	August 2003
Laree E. Perez	55	April 2002
Evan J. Silverstein	54	August 2006
Joel V. Staff	65	October 2002
William L. Transier	54	December 2002

(1)	Age is as of April 1, 2009.
     E. William Barnett is a member of the Board of Directors of Enterprise Products GP, LLC, the general partner of Enterprise Products Partners L.P., and is Chairman of its Audit, Conflicts and Governance Committee. Mr. Barnett also serves on the Board of Directors of Westlake Chemical Corporation and is Chairman of its Nominating and Governance Committee and a member of its Audit Committee. Mr. Barnett retired from the law firm Baker Botts LLP in December 1997 where he served as its managing partner. Donald J. Breeding served as President and Chief Executive Officer of Airline Management, LLC, an aviation and airline consulting company, from 1997 until 2007. Mr. Breeding serves as Chairman of the Board of Directors of Pinnacle Airlines Corp. and is Chairman of its Nominating and Corporate Governance Committee and a member of its Compensation Committee.
     Mark M. Jacobs has served as our President and Chief Executive Officer since May 2007. Prior to that, he served as our Executive Vice President and Chief Financial Officer from July 2002.
     Steven L. Miller retired from Shell Oil Company in September 2002 where he served as Chairman, President and Chief Executive Officer. Since September 2002, he has served as Chairman and President of SLM Discovery Ventures, Inc., a company pursuing commercial ventures in support of volunteerism, social outreach and higher education academic achievement. From January 2003 to September 2004, Mr. Miller served as Chairman of CEO Initiative-Diversity Best Practices, and from February 2003 to December 2004, he served as Chairman of Momentum Bio Ventures, Inc., a venture capital/management services company focusing on biotechnology and life sciences.
     Laree E. Perez has served as an independent financial consultant with The Medallion Company, LLC, an investment advisory/consultation and professional money management company, since September 2002. Ms. Perez also serves on the Board of Directors of Martin Marietta Materials, Inc. and is Chair of its Finance Committee and a member of its Audit Committee and its Ethics, Environment, Safety and Health Committee.
     Evan J. Silverstein served as General Partner and Portfolio Manager of SILCAP LLC, a market-neutral hedge fund that principally invests in utilities and energy companies, from January 1993 until his retirement in December 2005.
     Joel V. Staff, in connection with his role in our process of exploring strategic alternatives, has served as Executive Chairman of the Board since October 2008. He served as our Chairman of the Board from April 2003 to October 2008. Mr. Staff was our Chief Executive Officer from April 2003 until his retirement in May 2007.
     William L. Transier has served as Chairman, Chief Executive Officer, and President of Endeavour International Corporation, an international oil and gas exploration and production company focused on the North Sea, since September 2006. From February 2004 to September 2006, he served as Co-Chief Executive Officer of Endeavor

International Corporation. Mr. Transier serves on the Board of Directors of Endeavour International Corporation. He serves on the Board of Directors of Helix Energy Solutions Group, Inc. and is the Chairman of its Compensation Committee and a member of its Audit Committee. He also serves on the Board of Directors of Cal Dive International, Inc. and is Chairman of its Compensation Committee and a member of its Audit Committee. Cal Dive International, Inc. is a majority-owned subsidiary of Helix Energy Solutions Group, Inc.
Executive Officers

Name	Age(1)	Present Position
Mark M. Jacobs	47	President and Chief Executive Officer
Brian Landrum	47	Executive Vice President and Chief Operating Officer
Rick J. Dobson	50	Executive Vice President and Chief Financial Officer
Charles S. Griffey	49	Senior Vice President, Market Design and Regulatory Affairs
D. Rogers Herndon	40	Senior Vice President, Strategic Planning and Business Development
Michael L. Jines	50	Senior Vice President, General Counsel and Corporate Secretary
Suzanne L. Kupiec	42	Senior Vice President, Chief Risk and Compliance Officer
Thomas C. Livengood	53	Senior Vice President and Controller
Albert H. Myres	45	Senior Vice President, Government and Public Affairs
Karen D. Taylor	51	Senior Vice President, Human Resources and Chief Diversity Officer

(1)	Age is as of April 1, 2009.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executives and persons who own more than 10% of our outstanding common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Based on our review of the reports submitted to us and representations from certain reporting persons that they have complied with the applicable filing requirements, we believe that during 2008, all of our directors, executives and greater than 10% stockholders complied with the reporting requirements of Section 16(a) of the Exchange Act.
Code of Business Conduct
     We have adopted a written Business Ethics Policy, which is a code of conduct and ethics for our directors, executives and employees and satisfies the U.S. Securities and Exchange Commission’s (“SEC”) definition of a “code of ethics.” Our Business Ethics Policy prohibits our directors, executives and employees from having relationships or engaging in activities which might conflict with, or give the appearance of conflicting with, our interests or which might affect that person’s independence or judgment. This policy is based upon our value of acting with absolute integrity.
     All of our directors, executives and employees are required to annually certify their compliance with the Business Ethics Policy. The policy requires any exception to or waiver of the policy for a director or executive be made only by the Board or an independent Board committee and disclosed on our website. To date, we have not received any requests for or granted any waivers of the policy for any of our executives or directors.
     Among other things, the policy addresses:
•	conflicts of interest;

•	corporate opportunities;

•	confidentiality;

•	fair dealing;

•	protection and use of our assets;

•	compliance with laws, rules and regulations (including insider trading laws);

•	reporting of any illegal or unethical behavior;

•	gifts and entertainment;

•	proper conduct in interacting with government agencies and officials; and

•	limitations on certain corporate political contributions.
     The policy prohibits any director or executive from seeking or accepting credit or an extension of credit in the form of a personal loan from us, trading our securities acquired in connection with their service or employment during any retirement plan “black-out period” and, in the case of executives, receiving any tax services from our independent auditors.

     Under the terms of our Business Ethics Policy, each of our independent directors is required to ensure that he or she does not have any relationships or engage in any activities that would result in the director not being independent. Prior to engaging in any material relationship or activity that could reasonably be expected to affect his or her independence, the director must consult with our General Counsel or, in some cases, the Board.
     The policy includes procedures for directors and employees to report possible violations of laws, regulations or the policy. Reports may be made to an employee’s immediate supervisor, our Senior Vice President, Chief Risk and Compliance Officer (“Chief Compliance Officer”), any member of the Corporate Compliance Office or the Office of Ethics and Compliance or any other senior company official. Reports may also be made anonymously to the Chief Compliance Officer through a toll-free compliance hotline, a web address, or a mailing address administered by an independent third party. All reported violations are investigated promptly and, to the extent possible, treated confidentially. It is our policy that there will be no acts of retaliation, intimidation, threat, coercion or discrimination against any individual for truthfully reporting, furnishing information or assisting or participating in any manner in an investigation, compliance review or other activity related to the administration of our Business Ethics Policy.
Audit Committee
     Our Board has established an Audit Committee, whose members are Ms. Perez and Messrs. Barnett, Silverstein and Transier (Chairperson). The Board has determined that Ms. Perez and Messrs. Silverstein and Transier are qualified as audit committee financial experts under the SEC’s rules and regulations. In addition, the Board has determined that each member of the Audit Committee and Mr. Miller has the requisite accounting and related financial management expertise under the New York Stock Exchange listing standards. Each member of our Audit Committees is independent under the SEC’s rules and regulations, the listing standards of the New York Stock Exchange and our Corporate Governance Guidelines.
Item 11. Executive Compensation
Compensation Discussion and Analysis
How did the events of 2008 impact our executive compensation program?
     Our financial results in 2008, particularly in our retail energy segment, were substantially below our expectations as a result of a variety of factors, including the record heat in the Houston area and ERCOT transmission constraints, the devastating impact of Hurricane Ike on the Gulf Coast and the significant volatility in commodity prices experienced in 2008. As a consequence, achievement of the performance metrics under our annual incentive program were below target amounts and retail contribution margin was below threshold. Although each of our officers was entitled to a payout under our annual incentive program, the Committee, in its discretion, elected not to approve payouts for Messrs. Jacobs, Dobson and Landrum. In addition, the Committee recommended no increases in base pay for officers in 2009. The Committee has not granted the executives long-term incentive awards for 2009 because we are continuing to review strategic alternatives. See “Why do we choose to pay each element?” and “Summary Compensation Table” for additional information.
What are the elements and objectives of our executive compensation program?
     Our compensation program for executives consists of base salary, annual incentive awards and long-term incentive awards. Using these elements, the Compensation Committee (the “Committee”) has designed our compensation program to prudently use our resources while meeting the following objectives:
•	attract and retain the talent that we feel is required to successfully execute our business strategy;

•	align the interests of our executives with the interests of our stockholders;

•	reinforce expectations of leadership and achievement, consistent with our values and our vision to be the best positioned, most trusted choice for electricity in competitive markets; and

•	provide a strong incentive to our executives to achieve their potential and our goals and long-term success.

How are executive compensation amounts determined?
     In determining target compensation levels for each executive, the Committee considers:
•	market data;

•	individual performance;

•	corporate performance;

•	compensation history; and

•	internal equity.
     None of these factors are weighted, but are considered together.
Market Data
     Market data is a key consideration for the Committee. The Committee has retained Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”), a nationally recognized independent compensation consultant, to annually provide competitive market data for base salary, target annual incentive awards and expected value of target long-term incentive awards. In conducting the competitive analysis, Towers Perrin gathers information from us, public filings and appropriate survey sources. Towers Perrin reports the results of the competitive analysis to the Compensation Committee but does not make recommendations. The Committee considers this data for general market movement and trends and the positioning of our executives relative to the market. The Committee reviewed and considered market data as prepared by Towers Perrin in early 2008 for the following groups:
•	a peer group composed of 18 other utility and power generation companies (The AES Corporation, American Electric Power Company, Inc., Calpine Corporation, Constellation Energy Group, Inc., Dominion Resources, Inc., Duke Energy Corporation, Dynegy Inc., Edison International, Entergy Corporation, Exelon Corporation, FPL Group, Inc., Mirant Corporation, NRG Energy, Inc., PG&E Corporation, PPL Corporation, Sempra Energy, Energy Future Holdings Corp. and The Williams Companies, Inc.). These companies were selected primarily because they are engaged in the merchant energy business, have significant generation portfolios, and/or have significant non-regulated and/or energy operations;

•	approximately 100 major energy organizations in the broader energy industry; and

•	approximately 800 organizations in the broader general industry.
     The market data is presented on a composite basis and the Committee does not have access to the individual company data.
     The two broader groups are surveyed because we do not compete exclusively within our peer group for leadership talent. The market data for these two groups is size-adjusted to our revenue size by Towers Perrin to provide appropriate comparisons. All three reference groups are included in the consideration of each element of compensation for each executive.
     Market data for target total direct compensation (base salary, targeted annual incentive and expected value of long-term incentive awards) is developed at both the 50th and 75th percentiles for each reference point in order to provide a broad market view; however, the Committee does not seek to target total direct compensation at any particular level. Each executive’s position relative to the market data is reflective of his/her experience (both with us and with other organizations) and the other factors described below. Four of the five executives were below the 75th percentile for the peer group and two were also below the 50th percentile. Four of the five executives were below the 75th percentile for the energy industry and one was also below the 50th percentile. All of the executives were below the 75th percentile for the general industry and four of the five were also below the 50th percentile.

Individual Performance
     The Committee also considers individual performance, including achievement of individualized goals, current and potential impact on corporate performance, reputation, skills, experience, criticality and demonstration of our values as important factors. Our values are to:
•	act with absolute integrity;

•	collaborate with, support and respect our employees;

•	communicate openly, honestly and frequently;

•	create value for every customer;

•	ensure a safe, healthy and enjoyable workplace;

•	care for our environment and communities;

•	develop a highly motivated, valued and diverse workforce;

•	optimize our financial and physical resources; and

•	continuously simplify and improve our processes.
The format used for our executives’ annual performance evaluations is the same as for all employees (except our President and Chief Executive Officer). See “What is the role of our executives in the compensation process?”
Corporate Performance
     Significant portions of our annual incentive awards and long-term incentive awards are tied to corporate and operational results, which must be achieved in order for any payout to be earned. See “Why do we choose to pay each element?”
Compensation History
     In determining an executive’s compensation, the Committee considers the base salary and the annual incentive target and payout history of each executive for the preceding four years. The Committee also considers each executive’s equity holdings, including the date of any grants, the types of awards (restricted stock, stock options or cash-based), the vesting provisions, the expiration dates, the exercise prices, if applicable, and the number of units or shares granted. The Committee reviews these historical awards to ensure an appropriate portion of executive compensation provides retention value, but no formula is used.
Internal Equity
     Differences in levels of compensation among our executives exist because of differences in their roles and responsibilities and based on all of the factors discussed above. The Committee does not use formulas in determining compensation amounts, but is mindful of internal equity and the impact of perceived fairness related to its decisions.
How does each element and our decisions regarding that element fit into our compensation program’s objectives and affect other elements?
     To achieve our compensation program’s objectives, the Committee believes that a significant portion of executive compensation should be composed of variable, at risk elements, with the majority of these elements being based on alignment with our stockholders and achievement of our long-term success. Base salaries attract and retain the talent we need to lead our business. The Committee strives for a balanced and effective mix of elements, which are not weighted in any particular manner. We have no policies or formulas for allocating among different forms of pay.

     The table below sets forth the allocation range of fixed and variable compensation for our executives based on the Committee’s determinations in early 2008. See “Summary Compensation Table” and “2008 Grants of Plan-Based Awards.”

	Fixed	Variable
	Percentage of	Percentage of
	Total Compensation	Total Compensation
		Cash	Equity/Equity
	Cash	Annual Incentive	Based Long- Term Incentive
Executive	Base Salary	Award(1)	Awards(2)
Mark Jacobs, President and Chief Executive Officer	16%	16%	68%
Rick Dobson, Executive Vice President and Chief Financial Officer	23%	16%	61%
Brian Landrum, Executive Vice President and Chief Operating Officer	22%	17%	61%
Michael Jines, Senior Vice President, General Counsel and Corporate Secretary	31%	19%	50%
Albert Myres, Senior Vice President, Government and Public Affairs	39%	22%	39%

(1)	Based on target levels.

(2)	Based on compensation values at the time the awards were made.
Why do we choose to pay each element?
Base Salary
     Base salary is paid in cash commensurate with the responsibilities of each individual’s position. The Committee annually reviews base salary and approves adjustments based on the factors discussed under “How are executive compensation amounts determined?” The Committee believes the base salaries provide a competitive level of fixed compensation based on the individual’s experience and performance as well as the position’s market value. For 2008 base salaries, see “Summary Compensation Table.” In February 2009, the Committee recommended no increases in 2009 base pay for officers. In making this recommendation, the Committee considered the market’s response to the current economic climate, the most common trends relative to base pay, and the fact that we are exploring a full range of possible strategic alternatives to enhance stockholder value.
Annual Incentive Awards
     Annual incentive awards are paid in cash and are tied to annual achievement of the performance metrics described below. The purpose of our annual incentive awards is to encourage superior performance on key corporate and employee metrics that are critical to our business. Annual incentive awards are defined as a specified target percentage of base salary. These target percentages for executives are approved by the Committee based on the market data surveys prepared by Towers Perrin and internal equity. The Committee has discretion to approve payouts for performance above or below the performance metrics in order to take into account extraordinary or unexpected market, business or individual performance events. For 2008, the Committee did not exercise this discretion with respect to Mr. Jines or Mr. Myres. However, the Committee elected not to pay annual incentive awards to Messrs. Jacobs, Dobson or Landrum for 2008 because of the events described above under “How did the events of 2008 impact our executive compensation program?” and the heightened standards of performance and accountability associated with their positions. If the Committee had not exercised this discretion, Messrs. Jacobs, Dobson and Landrum would have received $322,200, $128,836 and $188,640 in annual incentive awards for 2008, respectively. The table below reflects the percentage of base salary that the officers were eligible to receive.

	Percent of Base Salary(1)
Executive	Threshold	Target	Maximum
Mark Jacobs, President and Chief Executive Officer	20%	100%	200%
Rick Dobson, Executive Vice President and Chief Financial Officer	14	70	140
Brian Landrum, Executive Vice President and Chief Operating Officer	16	80	160
Michael Jines, Senior Vice President, General Counsel and Corporate Secretary	12	60	120
Albert Myres, Senior Vice President, Government and Public Affairs	12	60	120

(1)	Achievement between specified levels is pro-rated. Performance below threshold results in no payment. Performance above maximum is capped at the maximum percentage.
     The Committee annually approves the performance metrics, levels and relevant weighting of each metric following its review of management’s proposals. The metrics reflect our annual operating plan and strategic priorities. We use these metrics in managing our business and in making public disclosures. The target amounts are consistent with our 2008 annual operating plan. The metric payout amounts are based on the estimated likelihood of achievement: threshold, 90%; target, 50%; maximum, 10%. These achievement percentages are estimated by management based on a number of factors and reviewed with the Committee. The weighting of the different performance metrics is based on the Committee’s assessment of the relative priorities of the specific performance metrics.

	Threshold	Target	Maximum	Actual
	(20%)	(100%)	(200%)	Results	Achievement
2008 Metric	($ in millions)				of Target	Weight
Corporate Metrics
Adjusted EBITDA(1)	$736	$1,236	$1,736	$835	36%	30%
Open wholesale contribution margin(2)	$508	$708	$908	$655	79%	30%
Retail contribution margin(3)	$384	$484	$584	$(57)	0%	30%
Employee Survey Results (4)	44%	52%	60%	44%	20%	10%
Total						100%

(1)	Adjusted EBITDA is considered an important metric for valuation of our performance and our stock. It represents EBITDA adjusted for unrealized gains/losses on energy derivatives, western states litigation and similar settlements, goodwill impairments, debt extinguishments and credit-enhanced retail structure unwind costs.

(2)	Open wholesale contribution margin encompasses our commercial capacity factor objectives, energy margin and execution ability. It represents revenues less cost of sales, operation and maintenance and bad debt expense for our wholesale energy segment, adjusted to exclude the impact of historical and operational wholesale hedges and unrealized gains/losses on energy derivatives. The metric is further adjusted for purposes of calculating annual incentive awards by the expected margin impact of changes in commodity (gas, coal and SO2) prices versus the commodity prices assumed in the original target.

(3)	Retail contribution margin encompasses our customer count objectives and margin execution performance. It represents revenues less cost of sales, operation and maintenance, selling and marketing and bad debt expense for our retail energy segment, adjusted to exclude the impact of unrealized gains/losses on energy derivatives. The metric is further adjusted for purposes of calculating annual incentive awards to exclude prior year market usage adjustments that are not related to current year performance and Smart Energy spending that was expected to benefit future periods.

(4)	This metric ties each executive to improvements in annual employee survey results related to our effort to build a great company to work for and reflecting achievement of our vision and values. The threshold level is based upon the results from the prior year’s survey reduced by 4% to account for the margin of error within the survey. The target level is based on a 4% improvement from the prior year’s survey and the maximum level is based on a 12% improvement from the prior year’s survey. Actual results represent the average achievement percentage of all survey questions.
     See non-equity incentive plan compensation in the “Summary Compensation Table” for valuation disclosure related to 2008 annual incentive awards for each executive.

Long-Term Incentive Awards
     The long-term incentive awards are equity and equity-based awards to align our executives’ interests with those of our stockholders. These awards are designed to retain our executives and to provide them continued motivation to achieve our long-term success.
     In 2008, the Committee approved the award vehicles and amount of each vehicle following its review of management’s proposals, which considered market data prepared by Towers Perrin, individual performance, long-term potential, retention risk, difficulty of replacement, long-term impact of position and internal equity. These factors are not weighted but are considered in the aggregate. In February 2008, the Committee granted the executives long-term incentive awards structured as set forth in the following table.

		Percentage of
Award Vehicle	Vesting Period	Targeted LTI Value
Common Stock Options	Time-based, vest ratably over three-year period	30%

Performance-Based Cash Units	Vesting upon achievement of stock price of $32(1) for 20 consecutive trading days at any time during three-year term. Expires if not vested within three-year term.	35%

Restricted Stock Units	Time-based, three-year cliff vesting, common stock settled	35%

(1)	Represents approximately 14.5% annual growth rate in share price of our common stock over 3 years from February 2008 (based on a 20-day average closing price from February 11, 2008). This award has not paid out as of April 10, 2009.
     The structure of our long-term incentive awards reflects the Committee’s view that the purpose of the executive’s equity compensation should strengthen alignment with stockholders, provide incentives tied to our performance and serve as a retention vehicle. Time-based restricted stock units retain some value regardless of our stock price and create alignment with stockholder interests because their value changes as our stock price changes. Performance-based cash units are primarily a stockholder alignment tool, as they are earned or vested upon the achievement of key performance metrics. Time-based common stock options can be retentive if their value increases, and they create stockholder alignment because their value increases only if our stock price increases. The weighting of the long-term incentive award vehicles is reflective of the Committee’s goal to have a balanced and effective mix of cash and equity elements.
     See stock awards and option awards in the “Summary Compensation Table” and grant date fair value under “2008 Grants of Plan-Based Awards” for valuation disclosure related to 2008 long-term incentive awards for each executive.
Executive Perquisites
     With the exception of executive officer relocation, we do not provide substantial personal benefits or perquisites. We do allow up to $5,000 per year for each executive in reimbursement for specified financial planning services and a one-time allowance of $5,000 for estate planning and financial planning services. See “Summary Compensation Table.”
How were payment amounts and trigger events determined for termination or change-in-control?
     We provide for payments and benefits if an executive is terminated without cause or resigns for good reason in connection with a change-in-control. In addition, under our executive severance plan, we provide for payments and other benefits if an executive’s employment is involuntarily terminated other than by reason of death, disability, cause or a change-in-control. The payment multiples and the triggering events for receipt of these payments and benefits are based in part on a 2005 market analysis provided by Towers Perrin. The market analysis was based on Towers Perrin’s research and consulting experience with organizations of similar scope and complexity as us, as well as current trends at the time in the area of severance and change-in-control. From time to time, our management confirms with Towers Perrin that this market information has not materially changed.

     The change-in-control triggering events were selected so that our executives would be encouraged to continue their attention and dedication to us with indifference towards a change in our control. We choose to provide severance benefits for termination in these circumstances to provide financial assistance and resolve any possible related claims against us that may arise. The potential payments under these arrangements do not affect the other elements of the executives’ compensation. See “Potential Payments upon Termination or Change-in-Control.”
What is the role of our executives in the executive compensation process?
     Our Chief Executive Officer has access to the internal and external compensation information described above, including each of our executive’s annual performance review. Our Senior Vice President, Human Resources provides input and makes recommendations to our Chief Executive Officer regarding compensation philosophy and structure, the structure and design of annual incentive awards and long-term incentive awards, and our executive severance plan and change-in-control agreements. Other members of our management team may also give input or make recommendations to our Chief Executive Officer regarding these matters. Using all of that information, our Chief Executive Officer makes recommendations to the Committee regarding the compensation of our other executives. In each case, the Committee independently reviews the data, considers the Chief Executive Officer’s proposals, consults with Towers Perrin as needed, and makes its own determinations for our executives. For additional information regarding Towers Perrin’s role in the compensation process, see “How are executive compensation amounts determined?”
     In setting the Chief Executive Officer’s compensation, the Committee consults with each non-management director for his/her views of the Chief Executive Officer’s performance and compensation. The Committee then presents a report to the Board so that all directors have an opportunity to be heard in advance of the Committee’s final action.
What are our equity and security ownership requirements?
     We encourage stock ownership by executives through the use of equity awards and mandatory holding periods. In addition, the Board has adopted stock ownership guidelines to align our directors and executives with the interests of our stockholders. Our President and Chief Executive Officer has an ownership target of 120,000 shares, all executive vice presidents have targets of 60,000 shares, and all senior vice presidents that are executives have targets of 30,000 shares. The target stock ownership levels are expected to be achieved within five years of the adoption of the guidelines (March 7, 2011) or within five years of first appointment to the Board or election as an executive, whichever is later. Each executive is expected to retain at least 50% of the after-tax earned restricted or performance shares until twelve months after the vesting date. The Nominating & Governance Committee may approve requests for exclusions to the retention expectation, for purposes of estate planning, gifts to charity, education or the purchase of a primary residence. Other than Mr. Dobson, who joined us in October 2007 and Mr. Myres, who joined us in December 2007, each executive meets or exceeds the applicable guidelines.
     Because short-range speculation in our securities based on fluctuations in the market may cause conflicts of interests with our stockholders, our Insider Trading Policy prohibits trading in options, warrants, puts and calls related to our securities and it also prohibits selling our securities short or holding our securities in margin accounts.
When are awards granted and base salaries approved?
     As a general rule, the Committee approves our executives’ base salaries, payout of annual incentive awards for the prior year, and annual and long-term incentive awards for the current year at its first regular quarterly meeting (generally in February or March). As discussed under “How did the events of 2008 impact our executive compensation?”, the Committee has not yet granted long-term incentive awards for 2009.
     Any awards for newly hired executives are granted on the first business day of the month immediately following the executive’s appointment date. Offers to executive candidates are reviewed with the Committee prior to being made. Any equity awards included in an offer are subject to the Committee’s approval.
     Our executives do not have any role in establishing the timing of grants or vesting of stock options. We do not have any program, plan or practice to time grants of equity or equity-based awards in coordination with the release of material non-public information and we do not set grant dates to new executives in coordination with the release of such information. We have not timed, and do not intend to time, our release of material non-public information for the purpose of affecting the value of executive compensation. See “2008 Grants of Plan-Based Awards.”
Does the accounting and tax treatment of a particular form of compensation impact the form and design of awards?
     The Committee considers tax, tax deductibility and accounting treatment of various compensation alternatives. However, these are not typically driving factors. The Committee may approve non-deductible compensation arrangements if it believes they are in the best interests of the Company and its stockholders taking into account several factors, including our ability to utilize the deduction based on projected taxable income.
Summary Compensation Table
     The following table sets forth the compensation of our President and Chief Executive Officer, our Chief Financial Officer and each of our three most highly compensated other executives who were serving as of December 31, 2008. None of our executives has an employment agreement or arrangement. For further discussion of executive compensation, see “Compensation Discussion and Analysis.”

							Change in
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards (1)	Awards (1)	Compensation (2)	Earnings (3)	Compensation (4)	Total
Mark M. Jacobs	2008	$895,000	$—	$848,376	$748,320	$600	$—	$117,959	$2,610,255
President and Chief	2007	767,125	—	1,417,562	284,325	821,864	—	125,190	3,416,066
Executive Officer	2006	623,000	—	1,041,068	1,092,979	776,870	—	90,640	3,624,557

Rick J. Dobson (5)	2008	511,251	—	283,084	223,709	600	—	88,263	1,106,907
Executive Vice	2007	88,542	—	14,552	16,032	—	—	36,168	155,294
President and Chief Financial Officer

Brian Landrum	2008	655,000		415,535	296,626	600	—	79,658	1,447,419
Executive Vice	2007	610,000	—	1,324,364	107,521	457,535	—	93,476	2,592,896
President and Chief	2006	545,303	—	1,069,605	983,209	509,577	—	60,795	3,168,489
Operating Officer

Michael L. Jines	2008	422,750	—	167,593	121,163	91,914	14,159	47,850	865,429
Senior Vice President,	2007	397,250	—	603,209	48,972	255,461	9,713	56,856	1,371,461
General Counsel and	2006	380,750	—	443,760	471,924	293,466	8,839	48,611	1,647,350
Corporate Secretary

Albert H. Myres (6)	2008	324,996	—	104,927	91,396	64,949	—	24,018	610,286
Senior Vice President, Government and Public Affairs

(1)	Represents the compensation expense recognized in 2008 for financial reporting purposes in accordance with SFAS 123R, which requires us to expense the fair value of equity awards over the vesting period applicable to the award. The amounts relate to long-term incentive awards granted in 2008 and in prior fiscal years, disregarding the estimate of forfeitures.

The assumptions we used for calculating the SFAS 123R compensation expense of the equity awards are provided in note 10 to our consolidated financial statements in our most recent Form 10-K. Information regarding the SFAS 123R fair values of the 2008 equity awards is provided under “2008 Grants of Plan-Based Awards.”

(2)	Represents (i) annual incentive awards earned by each executive based on the achievement level of annual performance goals and (ii) Power of One Program awards. These cash awards are discussed further under “2008 Grants of Plan-Based Awards.” Messrs. Jacobs, Dobson and Landrum did not receive annual incentive awards for 2008.

(3)	Represents above-market interest (more than 120% of the applicable federal rate) earned on the deferred compensation balance in the Reliant Energy, Inc. Successor Deferral Plan.

(4)	The amounts shown as “All Other Compensation” for each executive in 2008 are composed of the following items:

		Deferral and	Executive		Tax
	Savings	Restoration	Life		Gross
Name	Plan(a)	Plan(b)	Insurance(c)	Perquisites(d)	Ups(e)	Total

Mark M. Jacobs	$17,565	$100,394	—	—	—	$117,959

Rick J. Dobson	17,565	19,025	—	$48,864	$2,809	88,263

Brian Landrum	15,840	61,326	$1,872	—	620	79,658

Michael L. Jines	15,840	32,010	—	—	—	47,850

Albert H. Myres	13,435	10,583	—	—		24,018

(a)	Represents company contributions to the Reliant Energy, Inc. Savings Plan, including a 2008 discretionary contribution made in 2009.

(b)	Represents company contributions to the savings restoration component of the Reliant Energy, Inc. Deferral and Restoration Plan, including a 2008 discretionary contribution made in 2009.

(c)	We provide Mr. Landrum life insurance structured to return the cumulative premium payments to us after the benefit is paid. This amount represents what we expect it would cost Mr. Landrum to obtain the same coverage under a term life insurance policy. In 2008 we paid premiums of $34,894, which we believe overstate our cost of providing Mr. Landrum this benefit.

(d)	Consists of relocation expenses and expenses related to the sale of Mr. Dobson’s former residence.

(e)	Represents tax reimbursements for taxable income recognized in connection with Mr. Dobson’s relocation assistance expenses and Mr. Landrum’s life insurance premiums.

(5)	Mr. Dobson joined us as our Chief Financial Officer in October 2007.

(6)	Mr. Myres joined us as our Senior Vice President, Government and Public Affairs in December 2007.

2008 Grants of Plan-Based Awards

									All	All Other		Grant
									Other	Option	Exercise	Date Fair
									Stock	Awards;	or Base	Value of
									Awards;	Number of	Price of	Stock
		Estimated Future Payouts Under Non-				Estimated Possible Payouts Under			Number	Securities	Option	and
	Grant	Equity Incentive Plan Awards (1)				Equity Incentive Plan Awards (2)			of	Underlying	Awards	Option
Name	Date	Threshold	Target		Maximum	Threshold	Target	Maximum	Shares (3)	Options (4)	(5)	Awards
Mark M. Jacobs	—	$179,000	$895,000		$1,790,000	—	—	—	—	—	—	$—
	—	—	600	(6)	—	—	—	—	—	—	—	—
	2/19/08	—	—		—	—	96,294	96,294	—	—	—	1,575,370	(2)
	2/19/08	—	—		—	—	—	—	55,851	—	—	1,305,517	(3)
	2/19/08	—	—		—	—	—	—	—	119,680	$23.375	1,180,918	(4)
Rick J. Dobson	—	71,575	357,876		715,752	—	—	—	—	—	—	—
	—	—	600	(6)	—	—	—	—	—	—	—	—
	2/19/08	—	—		—	—	35,498	35,498	—	—	—	580,747	(2)
	2/19/08	—	—		—	—	—	—	20,589	—	—	481,268	(3)
	2/19/08	—	—		—	—	—	—	—	44,118	$23.375	435,326	(4)
Brian Landrum	—	104,800	524,000		1,048,000	—	—	—	—	—	—	—
	—	—	600	(6)	—	—	—	—	—	—	—	—
	2/19/08	—	—		—	—	48,405	48,405	—	—	—	791,906	(2)
	2/19/08	—	—		—	—	—	—	28,075	—	—	656,253	(3)
	2/19/08	—	—		—	—	—	—	—	60,161	$23.375	593,627	(4)
Michael L. Jines	—	50,730	253,650		507,300	—	—	—	—	—	—	—
	—	—	600	(6)	—	—	—	—	—	—	—	—
	2/19/08	—	—		—	—	18,117	18,117	—	—	—	296,394	(2)
	2/19/08	—	—		—	—	—	—	10,508	—	—	245,625	(3)
	2/19/08	—	—		—	—	—	—	—	22,517	$23.375	222,182	(4)
Albert H. Myres	—	35,750	178,748		357,496	—	—	—	—	—	—	—
	—	—	600	(6)	—	—	—	—	—	—	—	—
	1/02/08	—	—		—	—	—	—	6,700 (7)	—	—	176,110	(3)
	1/02/08	—	—		—	—	—	—	—	16,800 (7)	$26.285	185,581	(4)
	2/19/08	—	—		—	—	8,391	8,391	—	—	—	137,277	(2)
	2/19/08	—	—		—	—	—	—	4,867	—	—	113,766	(3)
	2/19/08	—	—		—	—	—	—	—	10,428	$23.375	102,896	(4)

(1)	Represents the range of payouts possible under our annual incentive plan. The actual amounts paid to Messrs. Jines and Myres in 2009 based on 2008 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” Except in the case of death, disability or retirement following five years of service, the executive must be employed by us on the payment date to receive payment of the award.

(2)	Represents long-term incentive awards of performance-based cash units. Each unit represents the right to receive a cash payment equal to the fair market value of one share of our common stock for each unit earned if we achieve the performance goal. No units are earned for performance below target. No additional units are earned for performance above target. Therefore, the threshold is zero and the maximum equals the target.

Under SFAS 123R, the reported grant date fair values were determined using a Monte Carlo simulation valuation model with a risk-free interest rate assumption of 2.31% and an expected volatility of 38.4%.

(3)	Represents long-term incentive awards of restricted stock units. For vesting schedules, see “Outstanding Equity Awards at 2008 Fiscal Year-End.” The grant date fair value, computed in accordance with (FAS 123R), is based on the average of the high and low sales prices of our common stock on the grant date.

(4)	Represents long-term incentive awards of common stock options. For vesting schedules, see “Outstanding Equity Awards at 2008 Fiscal Year-End.” The grant date fair value is computed in accordance with SFAS 123R, using the Black-Scholes option pricing model based on the following assumptions:

	Stock Option Grant Date
	1/02/2008	2/19/2008
Risk-free interest rates	3.41%	3.15%
Dividend Yield	—	—
Expected Volatility	37.47%	38.36%
Expected Term	6 years	6 years

(5)	The exercise or base price is the average of the high and low sales prices of our common stock on the grant date. The closing sales prices of our common stock on January 2, 2008 and February 19, 2008 were $25.95 and $23.95, respectively.

(6)	Represents Power of One awards earned based on plant availability and retail customer count goals. All of our employees participate in this program.

(7)	Represents additional awards granted to Mr. Myres in connection with his initial employment with us in December 2007.

Outstanding Equity Awards at 2008 Fiscal Year-End

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
							Market	Plan	Plan
			Equity				Value of	Awards;	Awards;
			Incentive				Shares	Number of	Market or
			Plan Awards;			Number	or Units	Unearned	Payout Value
			Number of			of Shares	of Stock	Shares,	of Unearned
			Securities			or Units	that	Units or	Shares, Units
	Number of Securities Underlying		Underlying			of Stock	Have	Other	or Other
	Unexercised Options		Unexercised	Option	Option	that	Not	Rights that	Rights that
		Unexercisable	Unearned	Exercise	Expiration	Have Not	Vested	Have Not	Have Not
Name	Exercisable	(1)	Options	Price	Date	Vested (2)	(3)	Vested	Vested

Mark M. Jacobs	318,667	—	—	$4.790	7/28/2012	27,079	$156,517	—	—
	212,000	—	—	3.505	3/10/2013	32,240	186,347	—	—
	489,600	—	—	8.135	2/12/2014	55,851	322,819	—	—
	19,342	38,684	—	16.260	2/19/2017	96,294	556,579	—	—
	26,887	53,776	—	26.365	5/15/2017	—	—	—	—
	—	119,680	—	23.375	2/18/2018	—	—
Rick J. Dobson	8,000	16,000	—	26.955	10/31/2017	9,700	56,066	—	—
	—	44,118	—	23.375	2/18/2018	20,589	119,004	—	—
	—	—	—	—	—	35,498	205,178	—	—
Brian Landrum	43,520	—	—	30.000	3/5/2011	27,364	158,164	—	—
	47,600	—	—	10.900	2/29/2012	28,075	162,274	—	—
	39,195	—	—	3.505	3/10/2013	48,405	279,781	—	—
	272,000	—	—	8.135	2/12/2014	—	—	—	—
	108,800	—	—	12.625	8/9/2015	—	—	—	—
	19,545	39,092	—	16.260	2/19/2017	—	—	—	—
	—	60,161	—	23.375	2/18/2018	—	—	—	—
Michael L. Jines	52,520	—	—	30.000	3/5/2011	12,464	72,042	—	—
	217,600	—	—	8.135	2/12/2014	10,508	60,736	—	—
	8,902	17,805	—	16.260	2/19/2017	18,117	104,716	—	—
	—	22,517	—	23.375	2/18/2018	—	—	—	—
Albert H. Myres	—	16,800	—	26.285	1/1/2018	6,700	38,726	—	—
	—	10,428	—	23.375	2/18/2018	4,867	28,131	—	—
	—	—	—	—	—	8,391	48,500	—	—

(1)	Represents 2007 and 2008 long-term incentive awards of common stock options granted with exercise prices equal to the average of the high and low trading prices of our common stock on the dates of grant. All common stock options vest ratably over a three-year period beginning on the first anniversary of the grant date, which is ten years prior to the option expiration date, except for the common stock options scheduled to expire on February 12, 2014 and August 9, 2015, which cliff vested on December 31, 2006.

(2)	Represents 2007 and 2008 long-term incentive awards of restricted stock units and performance-based cash units. The 32,240 restricted stock units granted to Mr. Jacobs vest ratably over a three-year period beginning on May 16, 2010. The remainder of the restricted stock units cliff vest as follows: February 20, 2010 (Mr. Jacobs (27,079), Mr. Landrum (27,364) and Mr. Jines (12,464)); November 1, 2010 (Mr. Dobson (9,700)); January 2, 2011 (Mr. Myres (6,700)) and February 19, 2011 (Mr. Jacobs (55, 851), Mr. Dobson (20,589), Mr. Landrum (28,075), Mr. Jines (10,508) and Mr. Myres (4,867)).

The performance-based cash units (Mr. Jacobs (96,294), Mr. Dobson (35,498), Mr. Landrum (48,405), Mr. Jines (18,117) and Mr. Myres (8,391)) vest when our common stock achieves a closing price of $32.00 for twenty consecutive trading days between February 19, 2008 and February 19, 2011. These awards will be forfeited if not vested within that three-year term.

(3)	The market value is based on the December 31, 2008 closing price of our common stock ($5.78).
2008 Option Exercises and Stock Vested
     The following table provides information regarding the number of shares vested and the pretax value realized by each executive from the exercise of stock options or vesting of stock awards in 2008.

	Option Awards		Stock Awards
	Number of	Value	Number of Shares	Value
	Shares Acquired	Realized on	Acquired on	Realized on
Name	on Exercise	Exercise (1)	Vesting	Vesting
Mark M. Jacobs	—	$—	—	$—
Rick J. Dobson	—	—	—	—
Brian Landrum	15,772	$155,028	—	—
Michael L. Jines	—	—	—	—
Albert H. Myres	—	—	—	—

(1)	Represents the product of the number of shares acquired and the excess of the market value of the shares on the exercise date over the exercise price.
2008 Nonqualified Deferred Compensation
Deferral and Restoration Plan
     In 2008, we adopted a new Deferral and Restoration Plan in order to comply with Internal Revenue Code Section 409A. The new plan incorporates changes in the distribution options which were effective in 2005 and changes in the contribution formula effective in 2009. The new Deferral and Restoration Plan and its predecessor are referred to collectively below as the Deferral Plan.
     Under the Deferral Plan, executives’ accounts are deemed to be invested among a group of designated mutual funds as directed by the executive. The investment elections can be changed at any time. Earnings credited to the executives’ accounts reflect the earnings of the deemed investment. We have established a “rabbi trust” to which we contribute amounts we expect to use to pay benefits under the Deferral Plan programs.
     Our Deferral Plan has two separate programs, a deferred compensation program and a savings restoration program.
Deferred Compensation Program
     Under the deferred compensation program, executives may elect to defer payment of up to 80% of their base salary and/or up to 100% of their annual incentive award. The deferred amounts are always 100% vested. In order to address statutory requirements, we have “grandfathered” the benefits earned by Mr. Landrum prior to January 1, 2005. No other executives named in the “Summary Compensation Table” have grandfathered deferred compensation balances. Mr. Landrum may elect to take distribution of grandfathered amounts in one of the following forms:
•	total distribution in a specified year (while still employed or after termination);

•	partial distribution (at least 50%) in specified years; or

•	annual installments beginning at a specified age or after termination of employment.
Mr. Landrum may also receive a lump sum distribution at any time subject to a 10% penalty and may change his distribution elections for grandfathered amounts subject to a 12-month waiting period.
     Different distribution options apply to amounts deferred after December 31, 2004. Executives may elect a distribution year for each year’s deferred amounts, which must be at least three years after the deferral year, or may elect payment in five annual installments beginning the fourth year after deferral. If the executive terminates before distribution is complete, the entire balance will be paid in a lump sum six months after termination.
Savings Restoration Program
     The savings restoration program of the Deferral Plan permits us to provide contributions and matching amounts that cannot be made on an executive’s behalf to the tax-qualified Reliant Energy Inc. Savings Plan because of Internal Revenue Service (IRS) rules. For 2008, we provided a savings restoration benefit in an amount equal to the difference between the matching and profit-sharing contributions that could have been made on behalf of the executive but for IRS compensation limit ($230,000 for 2008) and the matching and profit-sharing contributions actually made. Beginning in 2009, the savings restoration benefit will be an amount equal to 6% of the difference between the IRS compensation limit and the executive’s compensation plus an amount equal to this difference times the profit-sharing percentage applicable to the qualified savings plan.
     Messrs. Jacobs, Landrum and Jines have grandfathered amounts under the savings restoration program. Executives may elect to take distribution of these benefits earned before January 1, 2005 in either a lump sum or annual installments upon termination of employment. They may also take a lump sum distribution at any time subject to a 10% penalty and may change their distribution election for these amounts, subject to a 12-month waiting period. Benefits earned after December 31, 2004 will be distributed automatically in a lump sum six months after termination of employment.
Successor Deferral Plan
     We also sponsor a second nonqualified deferred compensation plan, the Successor Deferral Plan. Mr. Jines is the only participant. The Successor Deferral Plan holds account balances consisting of salary and bonus deferrals that were transferred from a nonqualified deferred compensation plan maintained by our former parent company, CenterPoint Energy, Inc. No additional contributions to this plan are permitted. Earnings are credited to the account balance at an interest rate equal to the Moody’s Long Term Corporate Bond Index plus 2%. The plan provides for distribution elections as follows:
•	early distribution of either 50% or 100% of the amount deferred plus earnings for a particular year provided the funds have been in the plan at least three years; or

•	in a lump sum or annual installments upon termination upon or after age 65.
Distribution elections can be changed subject to a 12-month waiting period. If we have a change-in-control (as defined in the Successor Deferral Plan), distribution will be made as if Mr. Jines had terminated employment upon or after age 65. We have established a “rabbi trust” to which, upon the occurrence of a change-in-control, we will contribute amounts we expect to use to pay benefits under this plan.

     The following table provides information regarding our Deferral Plan and the Successor Deferral Plan.

				Aggregate
	Executive	Company	Aggregate	Withdrawals/	Aggregate
	Contributions	Contributions	Earnings/(Loss)	Distributions	Balance at
Name	in 2008	in 2008 (1)	in 2008 (2)	in 2008	12/31/2008
Mark M. Jacobs	$—	$115,611	$(207,875)	$—	$348,427
Rick J. Dobson	—	16,911	105	—	17,016
Brian Landrum	—	75,363	(148,933)	—	293,436
Michael L. Jines	—	40,726	(53,407)	—	636,139
Albert H. Myres	—	8,141	38	—	8,179

(1)	Represents our matching and discretionary contributions to the savings restoration component of the Deferral Plan. These reported amounts include our contributions made in 2008 with respect to fiscal year 2007 compensation as follows: $26,372; $22,384 and $13,807 for Messrs. Jacobs, Landrum and Jines, respectively. The remaining contributions are reported for 2008 in the “All Other Compensation” column of the “Summary Compensation Table.”

(2)	Represents the annual earnings on the nonqualified deferred compensation account balances of the Deferral Plan during 2008. Earnings may increase or decrease depending on the performance of the deemed investment elections offered under the Deferral Plan. Mr. Jines recognized earnings on his account balance under the Successor Deferral Plan. The above-market earnings credited to Mr. Jines under the Successor Deferral Plan are also reported in the “Change in Nonqualified Deferred Compensation Earnings” column of the “Summary Compensation Table.”
Potential Payments upon Termination or Change-in-Control
Change-in-Control
We have entered into change-in-control agreements with our executives named in the “Summary Compensation Table.” Effective December 31, 2008, we amended all existing change-in-control agreements primarily to comply with Internal Revenue Code Section 409A. The following discussion summarizes the agreements as amended.
The change-in-control agreements provide for payments and benefits following termination of employment in connection with a change-in-control in the following circumstances:
•	an involuntary termination that did not result from death, disability or termination for cause;

•	termination by the executive for “Good Reason;” or

•	termination initiated by us and mutually agreed upon by the executive and us.
For this purpose, “Good Reason” generally means:
•	a material reduction in duties and responsibilities;

•	a material reduction in annual base salary;

•	our failure to continue certain benefits and compensation plans (or comparable benefits plans) that are material to the executive’s compensation; or

•	a change of more than 50 miles in the location of the executive’s principal place of employment.

     If the payment obligations under the agreements are triggered, we are required to provide the following severance benefits:
•	a cash severance payment equal to a multiple of salary (three in the case of Messrs. Jacobs, Dobson, and Landrum and two in the case of Messrs. Jines and Myres) plus the same multiple times the executive’s target annual incentive award, payable in a lump sum;

•	a pro-rated target annual incentive award based on the number of days the executive was employed during the year in which his employment was terminated, payable in cash in a lump sum;

•	continued welfare benefits coverage (medical, dental and vision) for two years;

•	outplacement services for 12 months and financial planning services;

•	“gross-up payments” intended to reimburse the executive for any excise taxes under Internal Revenue Code Section 4999 in connection with the agreement; and

•	“gross-up payments” intended to reimburse the executive for any taxes and penalties inadvertently triggered under Internal Revenue Code Section 409A, unless the tax is imposed because of the plan aggregation rules under Section 409A or, in the case of termination for Good Reason, the executive does not timely notify us of the event.
     The executives’ agreements for long-term incentive awards provide that in the event of a change-in-control prior to the vesting date, any unvested restricted stock units will vest and will be settled in cash based on the fair market value of our stock on the date immediately preceding the change-in-control. Any unvested common stock options also will vest and all (vested and unvested) unexercised common stock options will be settled by a cash payment per share equal to the difference between the exercise price of the options and the fair market value of our stock on the date preceding the date of the change-in-control.
     The change-in-control agreements provide that the executive may not disclose confidential information and may not hire or solicit to hire any of our employees for one year after a covered termination under the agreement.
     The following table summarizes payments and benefits to be provided to the executives in connection with a change-in-control assuming a qualifying termination of employment as of December 31, 2008:

		Multiple of Target	Pro-rata					Total
		Annual Incentive	Target Annual	Welfare Benefits	Miscellaneous	Excise Tax	Equity-based	Pre-Tax
Name	Multiple of Salary	Award	Incentive Award	Coverage	Benefits(1)	Gross-Up	Awards(2)	Benefit
Mark M. Jacobs	$2,730,000	$2,730,000	$910,000	$32,243	$25,000	—	$1,222,262	$7,649,505
Rick J. Dobson	1,545,000	1,081,500	360,500	32,210	25,000	$1,186,804	380,249	4,611,263
Brian Landrum	1,995,000	1,596,000	532,000	32,036	25,000	—	600,218	4,780,254
Michael L. Jines	860,000	516,000	258,000	37,489	25,000	—	237,494	1,933,983
Albert H. Myres	649,992	357,496	178,748	32,241	25,000	—	115,357	1,358,834

(1)	Represents the value of outplacement services ($20,000) and financial planning services ($5,000).

(2)	Represents the intrinsic value of all unvested outstanding equity awards based on an assumed price of $5.78 (closing price on December 31, 2008). Additionally, all vested unexercised common stock options held by Messrs. Jacobs and Landrum will be settled by cash payments of $797,780 and $89,169, respectively. There is no intrinsic value in the vested unexercised common stock options held by Messrs. Dobson and Jines, and Mr. Myres does not have any vested common stock options.

     For additional information, see “Compensation Discussion and Analysis — How were payment amounts and trigger events determined for termination or change-in-control?” For payments made in connection with termination under our nonqualified deferred compensation plans, see “2008 Nonqualified Deferred Compensation.”
Executive Severance
     Our executive severance plan provides for payments and other benefits upon involuntary termination of the executive’s employment that did not result from death, disability or termination for cause or that did not follow a change-in-control. If the payment obligations under the plan are triggered, we are required to provide severance benefits (subject to certain conditions) as follows:
•	a cash severance payment equal to a multiple of salary (two in the case of Mr. Jacobs and 1.5 in the case of Messrs. Dobson, Jines, Myres and Landrum) plus the same multiple times the target annual incentive award, payable in a lump sum;

•	a pro-rated target annual incentive award based on the number of days the executive was employed during the year in which his employment was terminated, payable in cash in a lump sum; and

•	continued welfare benefits coverage (medical, dental and vision) for the number of years equal to the applicable severance multiple (two in the case of Mr. Jacobs and 1.5 in the case of Messrs. Dobson, Jines, Myres and Landrum).
     To receive severance benefits under the plan, the executive must sign a waiver and release providing that the executive waives all claims against us, will not disclose confidential information, and for one year, will not hire or solicit to hire any of our employees. In the event an executive receives severance benefits under the plan and is rehired within 60 days, the executive must repay the benefits received.
     The following table summarizes severance payments and benefits to be provided to the executives assuming a qualifying termination of employment as of December 31, 2008:

		Multiple of	Pro-rata
		Target	Target
		Annual	Annual	Welfare
	Multiple	Incentive	Incentive	Benefits
Name	of Salary	Award	Award	Coverage	Outplacement(1)	Total
Mark M. Jacobs	$1,820,000	$1,820,000	$910,000	$32,243	$20,000	$4,602,243
Rick J. Dobson	772,500	540,750	360,500	32,210	20,000	1,725,960
Brian Landrum	997,500	798,000	532,000	32,036	20,000	2,379,536
Michael L. Jines	645,000	387,000	258,000	37,489	20,000	1,347,489
Albert H. Myres	487,494	268,122	178,748	32,241	20,000	986,605

(1)	Outplacement services are not part of the benefits required under our executive severance plan; however, we generally provide them for a period of 12 months.
     For additional information, see “Compensation Discussion and Analysis — How were payment amounts and trigger events determined for termination or change-in-control?” For payments made in connection with termination under our nonqualified deferred compensation plans, see “Nonqualified Deferred Compensation.”
Director Compensation
     In setting non-management director compensation, the Compensation Committee considers factors it deems appropriate, including market data, and recommends the form and amount of compensation to the Board for approval. In 2008, Towers Perrin presented the Compensation Committee with updates in market trends and market data on non-management director compensation, including annual board and committee retainers, board and committee meeting fees, committee chairperson fees and stock-based compensation relative to our peer group and a peer group composed of 85 similarly-sized companies in the S&P 500.

     The following table summarizes compensation earned by or granted to our non-management directors during 2008. Mr. Jacobs is not compensated for his director services.

					Change in Pension
					Value and
					Nonqualified
		Stock	Option	Non-equity	Deferred
	Fees Earned or Paid	Awards	Awards	Incentive Plan	Compensation	All Other
Name	in Cash	(1) (2)	(3) (4)	Compensation	Earnings	Compensation	Total
E. William Barnett	—	$304,195	$5,177	—	—	—	$309,372
Sarah M. Barpoulis(5)	$34,063	87,556	—	—	—	—	121,619
Donald J. Breeding	97,000	176,297	5,177	—	—	—	278,474
Kirbyjon H. Caldwell	71,250	205,469	5,177	—	—	—	281,896
Steven L. Miller	—	304,609	5,177	—	—	—	309,786
Laree E. Perez	102,000	152,494	5,177	—	—	—	259,671
Evan J. Silverstein	60,000	252,555	—	—	—	—	312,555
Joel V. Staff	—	758,308	—	—	—	—	758,308
William L. Transier	106,000	152,494	5,177	—	—	—	263,671

(1)	Represents the compensation expense recognized in 2008 for financial reporting purposes in accordance with SFAS 123R, which requires us to expense the fair value of equity awards over the vesting period applicable to the award. Amounts relate to stock and stock-based awards granted in 2008 and prior years, disregarding the estimate of forfeitures. The fair value is based on the average of the high and low sales prices of our common stock on the grant date.

(2)	The grant date fair values of the 2008 awards were as follows: Mr. Barnett — $281,429; Ms. Barpoulis — $27,305; Mr. Breeding — $151,350; Pastor Caldwell — $181,079; Mr. Miller — $270,179; Ms. Perez — $151,350; Mr. Silverstein — $242,693; Mr. Staff — $759,295 and Mr. Transier — $151,350. Outstanding unvested restricted stock awards as of December 31, 2008 were as follows: Mr. Barnett — 7,469; Mr. Breeding — 6,000; Pastor Caldwell — 12,446; Mr. Miller — 15,252; Ms. Perez — 6,000; Mr. Silverstein — 8,143; Mr. Staff — 8,408 and Mr. Transier — 6,000.

(3)	Represents the compensation expense recognized in 2008 for financial reporting purposes in accordance with SFAS 123R, which requires us to expense the fair value of equity awards over the vesting period applicable to the award. Amounts relate to option awards granted in prior years, disregarding the estimate of forfeitures. No option awards were made to our non-management directors in 2008, 2007 or 2006.

The fair value for options that were granted to the non-management directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

2005
Risk-free Interest rates	3.70%
Dividend Yield	—
Expected Volatility	65.19%
Expected Term	5 years

(4)	As of December 31, 2008, the outstanding option awards were: Mr. Barnett — 15,000; Mr. Breeding — 1,667; Pastor Caldwell — 5,000; Mr. Miller — 10,000; Ms. Perez — 15,000; Mr. Staff — 2,058,840 and Mr. Transier — 12,500.

(5)	Ms. Barpoulis’ term of office expired in May 2008.
     Directors are permitted to choose to receive their retainers and meeting fees in either cash or stock or a combination of both. A director who chooses common stock will receive compensation in common stock following the end of each quarter and will also receive a 25% premium payable in restricted stock which vests and is transferable at the end of his or her current term.
     Mr. Staff, as Chairman of the Board, received an annual retainer of $125,000. He received an additional retainer of $400,000, consisting of 78,500 restricted stock units, in connection with his appointment as Executive Chairman in October 2008 and in lieu of any other compensation for the remainder of 2008. The value of the restricted stock units was based on the average of the high and low stock prices on his appointment date. The restricted stock units are immediately vested and are payable in common stock upon Mr. Staff’s separation from the

Board. Mr. Staff continues as a non-management director of our Board, and beginning in January 2009, he receives the compensation for non-management directors described below.
     All other non-management directors received an annual retainer of $45,000 in 2008. Commencing in October 2008, these non-management directors received a fee of $2,000 for each Board and committee meeting attended, and also receive a $5,000 committee retainer for each committee on which he or she serves, other than the Audit Committee. Non-management directors who serve on the Audit Committee receive a $10,000 committee retainer. In addition, Mr. Silverstein received a retainer of $25,000 as chairperson of the Special Committee, which he elected to receive in the form of 4,704 shares of immediately vested common stock. Because Mr. Silverstein chose to receive his retainer in common stock, he also received a 25% premium payable in the form of 1,176 shares of restricted stock which vest at the end of his current term. The value of the awards was based on the average of the high and low stock prices on the date on his appointment.
     Each newly elected non-management director receives 5,000 shares of restricted stock upon initial election to the Board, which vests and is transferable at the end of his or her initial term. Commencing in October 2008, each non-management director receives an annual grant of 6,000 shares of restricted stock which vests and is transferable at the end of the term in which granted.
Compensation Committee Interlocks and Insider Participation
     During 2008, all members of the Compensation Committee were independent directors and no member is or was our employee. During 2008, none of our executives served on a compensation committee (or equivalent) or a board of directors of another entity that had an executive serving on our Compensation Committee or Board.
Compensation Committee Report
     The Compensation Committee oversees the compensation plans, policies and programs of Reliant Energy, Inc. on behalf of the Board of Directors. In performing its oversight function, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis. Based on these reviews and discussions, the Compensation Committee recommended to the Board, and the Board approved, that the Compensation Discussion and Analysis be included in the Company’s proxy statement and Annual Report on Form 10-K.
     The undersigned members of the Compensation Committee have submitted this Report to the Board of Directors.

Compensation Committee, Donald J. Breeding (Chairperson) Steven L. Miller William L. Transier

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2008 regarding our equity compensation plans.

	(a)	(b)	(c)
			Number of Securities
	Number of	Weighted-Average	Remaining Available for
	Securities to be Issued	Exercise Price of	Future Issuance Under
	Upon Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected
	Warrants and Rights	and Rights (1)	in column (a))
Equity compensation plans approved by security holders(2)	8,948,655 (3)	$13.11	23,664,819 (4)
Equity compensation plans not approved by security holders(5)	1,181,211 (6)	$8.28	3,603,915

Total	10,129,866	$12.74	27,268,734

(1)	The weighted average exercise prices exclude shares issuable under outstanding time-based restricted stock units (which do not have an exercise price).

(2)	Plans approved by stockholders include the Reliant Energy, Inc. Employee Stock Purchase Plan, the 2002 Long-Term Incentive Plan, the Long-Term Incentive Plan of Reliant Energy, Inc. and the Reliant Energy, Inc. Transition Stock Plan.

(3)	This amount includes 8,331,903 shares issuable upon the exercise of outstanding stock options and 616,752 shares issuable pursuant to outstanding restricted stock units granted under the 2002 Long-Term Incentive Plan.

(4)	Includes stockholder approved reserves of 9,421,650 shares as of December 31, 2008 that may be issued under the Employee Stock Purchase Plan and 14,243,169 shares that may be issued under the 2002 Long-Term Incentive Plan. Under the 2002 Long-Term Incentive Plan, no more than 25% of the shares available for future issuance are available for grant as awards of restricted stock and non-restricted awards of common stock or units denominated in common stock. No additional shares may be issued under the Long-Term Incentive Plan of Reliant Energy, Inc. or the Reliant Energy, Inc. Transition Stock Plan.

(5)	The Reliant Energy Inc. 2002 Stock Plan permits grants of stock options, stock appreciation rights, performance based stock awards, time-based stock awards and cash awards to all employees other than the executive officers subject to the reporting requirements of Section 16(a) of the Exchange Act. The Board authorized 6,000,000 shares for grant upon adoption of the 2002 Stock Plan. To the extent these 6,000,000 shares were not granted in 2002, the excess shares were cancelled. In January 2003, an additional 6,000,000 shares were authorized for the plan, with no more than 25% of these shares available for grant as awards of restricted stock and non-restricted awards of common stock or units denominated in common stock. The total number of shares available for future issuance is adjusted for new grants, exercises, forfeitures, cancellations and terminations of outstanding awards.

(6)	This amount includes 699,099 shares issuable upon the exercise of outstanding stock options and 482,112 shares issuable pursuant to outstanding restricted stock units.

Stock Ownership of Certain Beneficial Owners and Management
Directors and Executive Officers
     The following table shows the number of shares of our common stock beneficially owned as of April 20, 2009 by each director, the executives named in the “Summary Compensation Table” and all directors and executives as a group. None of these shares are pledged as security.

Amount and Nature of
Beneficial Ownership
Name of Beneficial Owner	(1) (2) (3) *
E. William Barnett	122,362
Donald J. Breeding	55,716
Rick J. Dobson	22,706
Mark M. Jacobs	1,733,294
Michael L. Jines	332,548
Brian Landrum	770,162
Steven L. Miller	84,696
Albert H. Myres	11,140
Laree E. Perez	49,500
Evan J. Silverstein	44,618
Joel V. Staff	2,875,003
William L. Transier	48,980
All directors and executives as a group (17 individuals)	7,134,738 (4)

*	Unless otherwise indicated, the number of shares beneficially owned represents less than 1% of our outstanding common stock as of April 20, 2009.

(1)	Includes the number of shares that the directors or executives had a right to acquire as of or within 60 days after April 20, 2009 upon the passage of time or upon separation from service as follows: Mr. Barnett—21,000; Mr. Breeding—7,667; Mr. Dobson—22,706; Mr. Jacobs—1,152,619; Mr. Jines—295,429; Mr. Landrum—570,259; Mr. Miller—16,000; Mr. Myres—9,076; Ms. Perez—33,500; Mr. Silverstein—6,000; Mr. Staff—2,150,840; Mr. Transier—18,500 and all directors and executives as a group—5,129,358. For non-management directors standing for reelection, these amounts include 6,000 shares of restricted stock to be granted following election at the Meeting.

(2)	Includes shares allocated to executives under the Reliant Energy, Inc. Savings Plan and the Reliant Energy, Inc. Employee Stock Purchase Plan as follows: Mr. Jacobs—18,362; Mr. Jines—2,296; Mr. Landrum—18,368; Mr. Myres —1,064; Mr. Staff—11,613 and all executives as a group—91,934.

(3)	Includes shares of restricted stock, which the following directors have voting power but no investment power until the restrictions lapse: Mr. Barnett—12,169; Mr. Breeding—6,000; Mr. Miller—19,967; Ms. Perez—6,000; Mr. Silverstein—11,687; Mr. Staff—12,707; and Mr. Transier—6,000.

(4)	The number of shares beneficially owned by all directors and executives as a group represents approximately 2% of our outstanding common stock as of April 20, 2009.

Principal Stockholders
     The following table sets forth information about persons whom we know to be the beneficial owners of more than 5% of our issued and outstanding common stock based solely on our review of the Schedule 13G or Schedule 13D Statement of Beneficial Ownership filed by these persons with the SEC as of the date of such filing:

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Class
Horizon Asset Management, Inc. 470 Park Avenue South, 4th floor south New York, New York 10016	39,321,274	11.4%
AXA Assurances I.A.R.D. Mutuelle	30,180,834	8.6
AXA Assurances Vie Mutuelle 26, rue Drouot 75009 Paris, France
AXA 25, avenue Matignon 75008 Paris, France
AXA Financial, Inc. 1290 Avenue of the Americas New York, New York 10104
Capital World Investors 333 South Hope Street Los Angeles, California 90071	28,671,500	8.2
Orbis Investment Management Limited Orbis Asset Management Limited 34 Bermudiana Road Hamilton HM 11, Bermuda	24,890,574	7.1
Kinetics Asset Management, Inc. 470 Park Avenue South, 4th floor south New York, New York 10016	21,685,951	6.3
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Transactions with Related Persons
     In connection with Mr. Dobson’s appointment as Chief Financial Officer and to facilitate his relocation to Texas, we engaged the services of a relocation company to purchase his former residence in August 2008 for $222,500, which was the appraised value as determined by two independent real estate appraisals. The relocation company sold the home in September 2008 and reimbursed us $222,500.
     During 2008, there were no other transactions in which we were a participant and the amount involved exceeded $120,000 and in which any related person, including our executives and directors, had or will have a direct or indirect material interest. See “Directors, Executive Officers and Corporate Governance — Code of Business Conduct” for a discussion of our policies and procedures related to conflicts of interest.
Director Independence
     At least once a year, the Nominating & Governance Committee reviews all relationships each director has with us, including any charitable contributions we make to organizations where our directors serve as board members. In addition, the Nominating & Governance Committee considers that in the ordinary course of our business we provide electricity to some directors and entities with which they are affiliated on the same rates, terms and conditions as provided to our other similarly situated customers. The Nominating & Governance Committee reports the results of its review to the Board, which then determines which directors satisfy applicable independence standards. Rather than adopting categorical standards, the Board assesses independence on a case-by-case basis, in each case consistent with legal requirements and the listing standards of the New York Stock Exchange.
     The Board determined that Ms. Perez and Messrs. Barnett, Breeding, Miller, Silverstein and Transier are independent directors. In addition, the Board determined that Ms. Barpoulis and Pastor Caldwell were independent directors during their service on the Board in 2008. The Board considered Pastor Caldwell’s consulting relationship with a contractor that provides some of our call center services. In determining that the relationship did not constitute a material relationship, the Board noted that Pastor Caldwell does not have any interest in the transactions between us and the contractor, he does not serve as an executive, partner or employee of the contractor and he has no ownership interest in the contractor.
     Mr. Jacobs, our President and Chief Executive Officer, is not considered by the Board to be an independent director because of his employment with the Company. Mr. Staff is not considered by the Board to be an independent director because he was employed as our Chief Executive Officer until his retirement in May 2007. Each member of our Audit, Nominating & Governance and Compensation Committees is independent under the SEC’s rules and regulations, the listing standards of the New York Stock Exchange and our Corporate Governance Guidelines.
Item 14. Principal Accountant Fees and Services.
     The Audit Committee of our Board of Directors has appointed KPMG LLP as our independent registered public accounting firm. The following table shows the fees related to the audit and other services provided by KPMG LLP for the fiscal years ending December 31, 2007 and 2008:

	2007	2008
Audit Fees	$4,912,500	$4,429,000
Audit-Related Fees	35,500	—
Tax Fees	57,490	112,050
All Other Fees	—	—

Total	$5,005,490	$4,541,050
     Audit Fees. This category totaled $4.9 million in 2007 and $4.4 million in 2008. It includes fees and expenses related to the audit of our annual financial statements and the effectiveness of our internal controls over financial reporting. This category also includes the review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with regulatory filings or engagements, consultations provided on audit and accounting matters that arose during, or as a result of, the audits or the reviews of interim financial statements, reviews of offering documents and registration statements for debt and issuance of related comfort letters and the preparation of any written communications on internal control matters.
     Audit-Related Fees. This category consists of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”
     Tax Fees. This category consists of professional services rendered for tax compliance and tax advice. The services for the fees disclosed under this category are for technical tax advice.
     Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors. The Audit Committee’s charter provides for review and pre-approval by the Committee of all audit services, permissible non-audit services and related fees conducted by our independent auditor. All of the fees and services described above under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” were approved by the Audit Committee, which concluded that the provision of such services by KPMG LLP were compatible with the maintenance of that firm’s independence in the conduct of their auditing functions.

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

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
2.1	Asset Purchase Agreement by and among Reliant Energy Channelview LP, Reliant Energy Services Channelview LLC and GIM Channelview Cogeneration, LLC entered into June 9, 2008 and dated as of April 3, 2008	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008	1-16455	2.1

2.2	Asset Purchase Agreement for Bighorn power plant by and among Reliant Energy Wholesale Generation, LLC, Reliant Energy Asset Management, LLC and Nevada Power Company dated as of April 21, 2008	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008	1-16455	2.1

2.3	Amendment No. 1 to Asset Purchase Agreement for Bighorn power plant by and among Reliant Energy Wholesale Generation, LLC, Reliant Energy Asset Management, LLC and Nevada Power Company, dated as of May 12, 2008	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008	1-16455	2.2

2.4	LLC Membership Interest Purchase Agreement by and between Reliant Energy, Inc. and NRG Retail LLC, dated as of February 28, 2009 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	2.4

3.1	Third Restated Certificate of Incorporation	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	3.1

3.2	Fourth Amended and Restated Bylaws	Reliant Energy, Inc.’s Current Report on Form 8-K, filed November 18, 2008	1-16455	3.1

4.1	Specimen Stock Certificate	Reliant Energy, Inc.’s Amendment No. 5 to Registration Statement on Form S-1, filed March 23, 2001	333-48038	4.1

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
4.2	Rights Agreement between Reliant Resources, Inc. and The Chase Manhattan Bank, as Rights Agent, including a form of Rights Certificate, dated as of January 15, 2001	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	4.2

4.3	Senior Indenture relating to the 6.75% Senior Secured Notes due 2014 among Reliant Energy, Inc. and Wilmington Trust Company, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	4.1

4.4	First Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	4.2

4.5	Second Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	4.18

4.6	Third Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	4.3

4.7	Indenture between Orion Power Holdings, Inc. and Wilmington Trust Company, dated as of April 27, 2000	Orion Power Holdings, Inc.’s Registration Statement on Form S-1, filed August 18, 2000	333-44118	4.1

4.8	Fourth Supplemental Indenture relating to the 7.625% Senior Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of June 13, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 15, 2007	1-16455	4.1

4.9	Fifth Supplemental Indenture relating to the 7.875% Senior Notes due 2017, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated as of June 13, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 15, 2007	1-16455	4.2

10.1	Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated as of December 31, 2000	CenterPoint Energy Houston Electric, LLC’s (formerly known as Reliant Energy, Incorporated) Quarterly Report on Form 10-Q for the period ended March 31, 2001	1-3187	10.1

10.2	Tax Allocation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated as of December 31, 2000	CenterPoint Energy Houston Electric, LLC’s (formerly known as Reliant Energy, Incorporated) Quarterly Report on Form 10-Q for the period ended March 31, 2001	1-3187	10.8

10.3A	Amended and Restated Credit Sleeve and Reimbursement Agreement among Reliant Energy Power Supply, LLC, the Guarantors listed therein, Merrill Lynch Commodities, Inc. and Merrill Lynch & Co., Inc., dated as of August 1, 2007	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007	1-16455	10.1A

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
10.3B	Schedules and Exhibits to the Amended and Restated Credit Sleeve and Reimbursement Agreement dated as of August 1, 2007 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment which has been granted)	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007	1-16455	10.1B

10.4	Amendment No. 1 to Amended and Restated Credit Sleeve and Reimbursement Agreement, dated as of September 18, 2007 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment which has been granted)	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008	1-16455	10.1

10.5	Amendment No. 2 to Amended and Restated Credit Sleeve and Reimbursement Agreement, dated as of April 22, 2008	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008	1-16455	10.2

10.6	Amendment No. 3 to Amended and Restated Credit Sleeve and Reimbursement Agreement, dated as of May 8, 2008 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment which has been granted)	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008	1-16455	10.3

10.7	Amendment No. 4 to Amended and Restated Credit Sleeve and Reimbursement Agreement, dated as of July 24, 2008 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008	1-16455	10.1

10.8	Participating Preferred Stock Purchase Agreement by and between Reliant Energy, Inc. and FR Reliant Holdings LP dated as of October 10, 2008	Reliant Energy, Inc.’s Current Report on Form 8-K, filed October 16, 2008	1-16455	10.1

10.9	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.2

10.10	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.3

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
10.11	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.4

10.12	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K filed December 27, 2004	1-16455	10.5

10.13	Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated as of December 22, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 27, 2004	1-16455	10.6

10.14	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.14

10.15	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.15

10.16	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.16

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
10.17	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.17

10.18	Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, as trustee, dated as of September 21, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006	1-16455	10.18

10.19	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.1

10.20	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.2

10.21	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.3

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
10.22	Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.4

10.23	Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority’s Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated as of December 1, 2006	Reliant Energy, Inc.’s Current Report on Form 8-K, filed December 7, 2006	1-16455	10.5

10.24	Credit and Guaranty Agreement among Reliant Energy, Inc., as Borrower, the Other Loan Parties referred to therein as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and ABN AMRO Bank N.V., as Joint Bookrunners with respect to the Revolving Credit Facility and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and Bear, Sterns & Co. Inc., as Joint Bookrunners with respect to the Pre-Funded L/C Facility, dated as of June 12, 2007	Reliant Energy, Inc.’s Current Report on Form 8-K, filed June 15, 2007	1-16455	1.1

10.25	Facility Lease Agreement between Conemaugh Lessor Genco LLC and Reliant Energy Mid-Atlantic Power Holdings, LLC, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.6a

10.26	Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 10.25	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.6b

10.27	Pass Through Trust Agreement between Reliant Energy Mid-Atlantic Power Holdings, LLC and Bankers Trust Company, made with respect to the formation of the Series A Pass Through Trust and the issuance of 8.554% Series A Pass Through Certificates, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.4a

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
10.28	Schedule identifying substantially identical agreements to Pass Through Trust Agreement constituting Exhibit 10.27	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.4b

10.29	Participation Agreement among (i) Conemaugh Lessor Genco LLC, as Owner Lessor; (ii) Reliant Energy Mid-Atlantic Power Holdings, LLC, as Facility Lessee; (iii) Wilmington Trust Company, as Lessor Manager; (iv) PSEGR Conemaugh Generation, LLC, as Owner Participant; (v) Bankers Trust Company, as Lease Indenture Trustee; and (vi) Bankers Trust Company, as Pass Through Trustee, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.5a

10.30	Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 10.29	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.5b

10.31	First Amendment to Participation Agreement, dated as of November 15, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.20

10.32	Schedule identifying substantially identical agreements to First Amendment to Participation Agreement constituting Exhibit 10.31	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.21

10.33	Second Amendment to Participation Agreement, dated as of June 18, 2003	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.22

10.34	Schedule identifying substantially identical agreements to Second Amendment to Participation Agreement constituting Exhibit 10.33	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.23

10.35	Lease Indenture of Trust, Mortgage and Security Agreement between Conemaugh Lessor Genco LLC, as Owner Lessor, and Bankers Trust Company, as Lease Indenture Trustee, dated as of August 24, 2000	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.8a

10.36	Schedule identifying substantially identical agreements to Lease Indenture of Trust constituting Exhibit 10.35	Reliant Energy Mid-Atlantic Power Holdings, LLC’s Registration Statement on Form S-4, filed December 8, 2000	333-51464	4.8b

10.37	Purchase and Sale Agreement by and between Orion Power Holdings, Inc., Reliant Energy, Inc., Great Lakes Power Inc. and Brascan Corporation, dated as of May 18, 2004	Reliant Energy, Inc.’s Current Report on Form 8-K, filed May 21, 2004	1-16455	99.2

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
10.38	Purchase and Sale Agreement between Orion Power Holdings, Inc., as Seller, Reliant Energy, Inc., as Guarantor, and Astoria Generating Company Acquisitions, L.L.C., as Buyer, dated as of September 30, 2005	Reliant Energy, Inc.’s Current Report on Form 8-K, filed October 6, 2005	1-16455	10.1

10.39	Settlement and Release of Claims Agreement among each of the Reliant Parties, OMOI, each of the California Parties, each of the Additional Claimants, each of the Class Action Parties and each of the Local Governmental Parties (each as defined therein), dated as of October 12, 2005	Reliant Energy, Inc.’s Current Report on Form 8-K, filed October 20, 2005	1-16455	10.1

*10.40	Executive Life Insurance Plan, effective as of January 1, 1994, including the first and second amendments thereto (Reliant Energy, Inc. has adopted certain obligations under this plan with respect to Brian Landrum)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.30

*10.41	Transition Stock Plan, effective as of May 4, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.37

*10.42	2002 Stock Plan, effective as of March 1, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, filed April 19, 2002	333-86610	4.5

*10.43	Annual Incentive Compensation Plan, effective as of January 1, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.9

*10.44	First Amendment to Annual Incentive Compensation Plan, dated as of September 27, 2007	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	10.44

*10.45	2002 Annual Incentive Compensation Plan for Executive Officers, effective as of March 1, 2002	Reliant Energy, Inc.’s 2002 Proxy Statement on Schedule 14A	1-16455	Appendix I

*10.46	First Amendment to 2002 Annual Incentive Compensation Plan for Executive Officers, dated as of September 27, 2007	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	10.46

*10.47	Long-Term Incentive Plan, effective as of January 1, 2001	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001	1-16455	10.10

*10.48	2002 Long-Term Incentive Plan, effective as of June 6, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, filed April 19, 2002	333-86612	4.5

*10.49	Deferral Plan, effective as of January 1, 2002	Reliant Energy, Inc.’s Registration Statement on Form S-8, filed December 7, 2001	333-74790	4.1

*10.50	First Amendment to Deferral Plan, effective as of January 14, 2003	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003	1-16455	10.5

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
*10.51	Second Amendment to Deferral Plan, effective as of December 31, 2004	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	10.51

*10.52	Deferral and Restoration Plan, effective as of January 1, 2005	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	10..52

*10.53	Successor Deferral Plan, effective as of January 1, 2002	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.30

*10.54	Deferred Compensation Plan, effective as of September 1, 1985, including the first nine amendments thereto (This is now a part of the plan listed as Exhibit 10.53)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.25

*10.55	Deferred Compensation Plan, as amended and restated effective as of January 1, 1989, including the first nine amendments thereto (This is now a part of the plan listed as Exhibit 10.53)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.26

*10.56	Deferred Compensation Plan, as amended and restated effective as of January 1, 1991, including the first ten amendments thereto (This is now a part of the plan listed as Exhibit 10.53)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.27

*10.57	Benefit Restoration Plan, as amended and restated effective as of July 1, 1991, including the first amendment thereto (This is now a part of the plan listed as Exhibit 10.53)	Reliant Energy, Inc.’s Amendment No. 8 to Registration Statement on Form S-1, filed April 27, 2001	333-48038	10.12

*10.58	Key Employee Award Program 2004-2006 of the 2002 Long-Term Incentive Plan and the Form of Agreement for Key Employee Award Program, effective as of February 13, 2004	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2004	1-16455	10.1

*10.59	First Amendment to the Key Employee Award Program, effective as of August 10, 2005	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.44

*10.60	Form of 2002 Stock Plan Nonqualified Stock Option Award Agreement, 2003 Grants	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.39

*10.61	Form of Change in Control Agreement for CEO, CFO and COO	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	10.61

*10.62	Form of Change in Control Agreement for certain officers other than CEO, CFO and COO	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	10.62

*10.63	Reliant Energy, Inc. Executive Severance Plan, effective as of January 1, 2006	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005	1-16455	10.57

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
*10.64	First Amendment to Reliant Energy, Inc. Executive Severance Plan, dated as of September 27, 2007	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	10.64

*10.65	Form of 2002 Long-Term Incentive Plan Nonqualified Stock Option Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.53

*10.66	Form of 2002 Long-Term Incentive Plan Restricted Stock Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.54

*10.67	Form of Amendment of 2002 Long-Term Incentive Plan Restricted Stock Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	10.67

*10.68	Form of 2002 Long-Term Incentive Plan Quarterly Restricted and Premium Restricted Stock Units Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	1-16455	10.55

*10.69	Form of 2002 Long-Term Incentive Plan Quarterly Common Stock and Premium Restricted Stock Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007	1-16455	10.65

*10.70	Form of 2002 Long-Term Incentive Plan Restricted Stock Award Agreement for Directors	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007	1-16455	10.66

*10.71	Form of Long-Term Incentive Plan Restricted Stock Award Agreement for Directors’ initial grant	Reliant Energy, Inc.’s Current Report on Form 8-K, filed August 24, 2006	1-16455	10.1

*10.72	Reliant Energy, Inc. Non-Employee Directors’ Compensation Program, effective as of October 13, 2008	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	10.72

*10.73	2002 Long-Term Incentive Plan 2008 Long-Term Incentive Award Program for officers (Form of Agreement included with Program)	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008	1-16455	10.1

*10.74	2002 Long-Term Incentive Plan 2007 Long-Term Incentive Award Program for Officers	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 30, 2007	1-16455	10.1

*10.75	Form of 2002 Long-Term Incentive Plan 2007 Long-Term Incentive Award Agreement for Officers	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 30, 2007	1-16455	10.2

*10.76	2002 Long-Term Incentive Plan 2007 Long-Term Incentive Award Agreement for Mark Jacobs	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.3

*10.77	2002 Long-Term Incentive Plan Amendment to Nonqualified Stock Option Award Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007 — March 12, 2003 grant	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.4

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

*10.78	2002 Long-Term Incentive Plan Amendment to Nonqualified Stock Option Award Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007 — May 8, 2003 grant	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.5

*10.79	2002 Long-Term Incentive Plan Amendment to Nonqualified Stock Option Award Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007 — August 23, 2003 grant	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.6

*10.80	2002 Long-Term Incentive Plan Amendment to Key Employee Award Program 2004-2006 Agreement by and between Reliant Energy, Inc. and Joel V. Staff dated as of May 16, 2007 — February 13, 2004 grant	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	10.7

*10.81	2002 Long-Term Incentive Plan Long-Term Incentive Award Agreement for Rick J. Dobson	Reliant Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007	1-16455	10.2

*10.82	2002 Long-Term Incentive Plan Long-Term Incentive Award Agreement for Albert H. Myres, Sr.	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007	1-16455	10.77

*10.83	2002 Long-Term Incentive Plan Long-Term Incentive Award Agreement for Charles Griffey	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007	1-16455	10.78

10.84	Guarantee by NRG Energy, Inc., as Guarantor, in favor of Reliant Energy, Inc. dated as of February 28, 2009	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	10.84

10.85	Agreement Regarding Prosecution of Litigation by and among Merrill Lynch Commodities, Inc., Merrill Lynch & Co., Inc., Reliant Energy Power Supply, LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC, Reliant Energy Retail Services, LLC, RE Retail Receivables, LLC and Reliant Energy Solutions East, LLC dated as of February 28, 2009	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	10.85

12.1	Reliant Energy, Inc. and Subsidiaries Ratio of Earnings from Continuing Operations to Fixed Charges	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	12.1

21.1	Subsidiaries of Reliant Energy, Inc.	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	21.1

23.1	Consent of KPMG LLP, independent registered public accounting firm of Reliant Energy, Inc.	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	23.1

+31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

			SEC File or
Exhibit		Reporter or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
+31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	32.1

99.1	Interim Period Agreement regarding the LLC Membership Interest Purchase Agreement by and among Merrill Lynch Commodities, Inc., Merrill Lynch & Co., Inc., Reliant Energy, Inc., Reliant Energy Corporate Services, LLC, Reliant Energy Power Supply, LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC, Reliant Energy Retail Services, LLC, RE Retail Receivables, LLC and Reliant Energy Solutions East, LLC dated as of February 28, 2009	Reliant Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008	1-16455	99.1

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reliant Energy, Inc. (Registrant)
April 30, 2009	By:	/s/ Mark M. Jacobs
Mark M. Jacobs
President and Chief Executive Officer