Form 10-Q
period 2009-03-31
RRI ENERGY INC
filed 2009-05-11
CIK 1126294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 1-16455
RRI Energy, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0655566
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1000 Main Street
Houston, Texas 77002
(Address of Principal Executive Offices) (Zip Code)
(713) 497-3000
(Registrant’s Telephone Number, Including Area Code)
Reliant Energy, Inc.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 24, 2009, the latest practicable date for determination, RRI Energy, Inc. had 350,426,995 shares of common stock outstanding and no shares of treasury stock.

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
Actual results may differ materially from those expressed or implied by the forward-looking statements as a result of many factors or events, including, but not limited to, the following:
•	Demand and market prices for electricity, purchased power and fuel and emission allowances;
•	Limitations on our ability to set rates at market prices;
•	Legislative, regulatory and/or market developments;
•	Our ability to obtain adequate fuel supply and/or transmission and distribution services;
•	Interruption or breakdown of our generating equipment and processes;
•	Failure of third parties to perform contractual obligations;
•	Changes in environmental regulations that constrain our operations or increase our compliance costs;
•	Failure by transmission system operators to communicate operating and system information properly and timely;
•	Failure to meet our debt service, restrictive covenants or collateral postings;
•	Ineffective hedging and other risk management activities;
•	Changes in the wholesale energy market or in our evaluation of our generation assets;
•	The outcome of pending or threatened lawsuits, regulatory proceedings, tax proceedings and investigations;
•	Weather-related events or other events beyond our control;
•	The timing and extent of changes in commodity prices or interest rates; and
•	Financial market conditions and our access to capital.
Other factors that could cause our actual results to differ from our projected results are discussed or referred to in the “Risk Factors” section of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Our filings and other important information are also available on our website at www.rrienergy.com.

ii

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RRI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(thousands of dollars,
	except per share amounts)
Revenues:
Revenues (including $4,288 and $12,202 unrealized losses (including $0 and $107,409 from affiliates)	$466,184	$879,798

Expenses:
Cost of sales (including $(39,455) and $43,002 unrealized gains (losses)) (including $0 and $35,713 from affiliates)	324,674	508,839
Operation and maintenance	157,146	155,445
General and administrative	29,014	29,214
Western states litigation and similar settlements	—	34,000
Gains on sales of assets and emission and exchange allowances, net	(18,930)	(611)
Depreciation and amortization	67,858	82,797

Total operating expense	559,762	809,684

Operating Income (Loss)	(93,578)	70,114

Other Income (Expense):
Income of equity investment, net	541	207
Debt extinguishments	—	(423)
Other, net	51	(64)
Interest expense	(46,919)	(52,346)
Interest income	248	6,425

Total other expense	(46,079)	(46,201)

Income (Loss) from Continuing Operations Before Income Taxes	(139,657)	23,913
Income tax expense (benefit)	(33,876)	10,977

Income (Loss) from Continuing Operations	(105,781)	12,936
Income (loss) from discontinued operations	(45,632)	364,276

Net Income (Loss)	$(151,413)	$377,212

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$(0.30)	$0.04
Income (loss) from discontinued operations	(0.13)	1.05

Net income (loss)	$(0.43)	$1.09

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$(0.30)	$0.04
Income (loss) from discontinued operations	(0.13)	1.03

Net income (loss)	$(0.43)	$1.07

See Notes to our Unaudited Consolidated Interim Financial Statements

RRI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
	(thousands of dollars, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$1,410,315	$1,004,367
Restricted cash	6,522	2,721
Accounts and notes receivable, principally customer	171,906	279,540
Inventory	295,375	314,999
Derivative assets	178,746	161,340
Margin deposits	125,893	231,676
Investment in and receivables from Channelview, net	58,636	58,703
Prepayments and other current assets	119,525	124,449
Current assets of discontinued operations	2,426,117	2,184,671

Total current assets	4,793,035	4,362,466

Property, plant and equipment, gross	6,468,178	6,417,268
Accumulated depreciation	(1,656,356)	(1,597,479)

Property, Plant and Equipment, net	4,811,822	4,819,789

Other Assets:
Other intangibles, net	377,121	380,554
Prepaid lease	279,651	273,374
Other ($28,188 and $29,012 accounted for at fair value)	303,339	298,431
Long-term assets of discontinued operations	658,892	494,781

Total other assets	1,619,003	1,447,140

Total Assets	$11,223,860	$10,629,395

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$12,869	$12,517
Accounts payable, principally trade	154,513	156,604
Derivative liabilities	254,087	202,206
Other	227,804	200,559
Current liabilities of discontinued operations	3,088,758	2,374,362

Total current liabilities	3,738,031	2,946,248

Other Liabilities:
Derivative liabilities	127,871	140,493
Other	320,755	272,079
Long-term liabilities of discontinued operations	759,357	850,483

Total other liabilities	1,207,983	1,263,055

Long-term Debt	2,630,031	2,633,444

Commitments and Contingencies
Temporary Equity Stock-based Compensation	9,769	9,004

Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 350,359,291 and 349,812,537 issued)	111	111
Additional paid-in capital	6,243,969	6,238,639
Accumulated deficit	(2,526,614)	(2,375,201)
Accumulated other comprehensive loss	(79,420)	(85,905)

Total stockholders’ equity	3,638,046	3,777,644

Total Liabilities and Equity	$11,223,860	$10,629,395

See Notes to our Unaudited Consolidated Interim Financial Statements

RRI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(thousands of dollars)
Cash Flows from Operating Activities:
Net income (loss)	$(151,413)	$377,212
(Income) loss from discontinued operations	45,632	(364,276)

Net income (loss) from continuing operations	(105,781)	12,936
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,858	82,797
Deferred income taxes	(33,771)	9,319
Net changes in energy derivatives	43,743	(30,800)
Amortization of deferred financing costs	1,737	2,554
Gains on sales of assets and emission and exchange allowances, net	(18,930)	(611)
Western states litigation and similar settlements	—	34,000
Other, net	3,063	533
Changes in other assets and liabilities:
Accounts and notes receivable, net	86,831	(6,925)
Changes in notes, receivables and payables with affiliate, net	67	(6,152)
Inventory	21,219	27,262
Margin deposits, net	105,783	9,141
Net derivative assets and liabilities	(10,298)	(7,045)
Accounts payable	2,287	30,410
Other current assets	(5,102)	(2,036)
Other assets	(4,221)	(2,812)
Taxes payable/receivable	(2,689)	24,001
Other current liabilities	40,076	27,893
Other liabilities	7,204	2,037

Net cash provided by continuing operations from operating activities	199,076	206,502
Net cash provided by discontinued operations from operating activities	289,161	97,552

Net cash provided by operating activities	488,237	304,054

Cash Flows from Investing Activities:
Capital expenditures	(55,472)	(44,689)
Proceeds from sales of emission and exchange allowances	12,798	1,717
Purchases of emission allowances	(5,358)	(4,073)
Restricted cash	(3,801)	(1,687)

Net cash used in continuing operations from investing activities	(51,833)	(48,732)
Net cash used in discontinued operations from investing activities	(15,728)	(4,955)

Net cash used in investing activities	(67,561)	(53,687)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(45,193)
Payments of debt extinguishments expenses	—	(423)
Proceeds from issuances of stock	2,163	5,067

Net cash provided by (used in) financing activities	2,163	(40,549)

Net Change in Cash and Cash Equivalents, Total Operations	422,839	209,818
Net Change in Cash and Cash Equivalents, Discontinued Operations	(16,891)	4,621
Cash and Cash Equivalents at Beginning of Period, Continuing Operations	1,004,367	524,070

Cash and Cash Equivalents at End of Period, Continuing Operations	$1,410,315	$738,509

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$(4,745)	$309
Income taxes paid (net of income tax refunds) for continuing operations	3,762	(22,343)
See Notes to our Unaudited Consolidated Interim Financial Statements

RRI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(1) Background and Basis of Presentation
(a) Background.
“RRI Energy” refers to RRI Energy, Inc. and “we,” “us” and “our” refer to RRI Energy, Inc. and its consolidated subsidiaries. Our business consists primarily of one business segment, wholesale energy. See note 13. Our consolidated interim financial statements and notes (interim financial statements) are unaudited, omit certain disclosures and should be read in conjunction with our audited consolidated financial statements and notes in our Form 10-K.
On May 1, 2009, we sold our interests in the affiliates that operate our Texas retail residential and small business (mass) and commercial, industrial and governmental/institutional (C&I) business. In connection with this sale, we changed our name to RRI Energy, Inc. from Reliant Energy, Inc. effective May 2, 2009. See note 15. Our Board of Directors has concluded its review of strategic alternatives.
(b) Basis of Presentation.
Estimates. Management makes estimates and assumptions to prepare financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) that affect:
•	the reported amounts of assets, liabilities and equity;

•	the reported amounts of revenues and expenses; and

•	our disclosure of contingent assets and liabilities at the date of the financial statements.
We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate.
Adjustments and Reclassifications. The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to present fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for electricity and energy services, changes in commodity prices, and changes in regulations, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors.
Deconsolidation of Channelview. On August 20, 2007, four of our wholly-owned subsidiaries, RRI Energy Channelview LP (Channelview LP), RRI Energy Channelview (Texas) LLC, RRI Energy Channelview (Delaware) LLC and RRI Energy Services Channelview LLC (collectively, Channelview), filed for reorganization under Chapter 11 of the Bankruptcy Code. As Channelview is currently subject to the supervision of the bankruptcy court, we deconsolidated Channelview’s financial results beginning August 20, 2007 and began reporting our investment in Channelview using the cost method. The Channelview plant was sold on July 1, 2008. See note 14 for further discussion of Channelview.
Inventory. We value fuel inventories at the lower of average cost or market. We reduce these inventories as they are used in the production of electricity or sold. During the three months ended March 31, 2009 and 2008, we recorded $24 million and $0, respectively, for lower of average cost or market adjustments in cost of sales.
New Accounting Pronouncement Not Yet Adopted — Interim Disclosures about Fair Value of Financial Instruments. The Financial Accounting Standards Board (FASB) issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is effective for interim periods ending after June 15, 2009. The FSP amends Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments” and will require us to provide information about the fair value of our financial instruments, including methods and significant assumptions used to estimate the fair value, in interim financial statements.

New Accounting Pronouncement Not Yet Adopted — Fair Value Measurements. The FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which is effective for interim periods ending after June 15, 2009. The FSP provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, “Fair Value Measurements” in the current economic environment. We do not expect this FSP to have a significant impact on our consolidated financial statements.
New Accounting Pronouncement Not Yet Adopted — Disclosures about Plan Assets. The FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which is effective for 2009. In addition to enhanced disclosures regarding investment policies and strategies, this FSP will require us to disclose information about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS No. 157, “Fair Value Measurements” in our 2009 Annual Report on Form 10-K.
(2) Stock-based Compensation
Our compensation expense for our stock-based incentive plans was:

	Three Months Ended March 31,
	2009	2008
	(in millions)

Stock-based incentive plans compensation expense (pre-tax)	$3	$4

No significant stock-based compensation awards were granted during the three months ended March 31, 2009. Stock-based compensation expense represents recognition of grant date fair value of previously granted awards over the vesting period. No tax benefits related to stock-based compensation were realized during the three months ended March 31, 2009 and 2008 due to our net operating loss carryforwards.
(3) Derivative Instruments and Hedging Activities
We account for our derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). Effective January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).
Changes in commodity prices prior to the energy delivery period are inherent in our wholesale energy business. However, we believe the benefits of generally hedging our generation assets do not justify the costs, including collateral postings. Accordingly, we may enter selective hedges, including originated transactions, based on our assessment of (a) operational and market limitations requiring us to enter into power, fuel, capacity and emissions transactions to manage our generation assets, (b) the near term economic environment and volatile commodity markets and the benefits of hedging some of the downside risk to our earnings and cash flows and (c) market fundamentals and the opportunity to increase the return from our generation assets. For our risk management activities, we use derivative and non-derivative contracts that provide for settlement in cash or by delivery of a commodity. We use derivative instruments such as futures, forwards, swaps and options to execute our wholesale hedge strategy. We may also enter into derivatives to manage our exposure to changes in prices of emission and exchange allowances.
We account for our derivatives under one of three accounting methods (mark-to-market, accrual (under the normal purchase/normal sale exception to fair value accounting) or cash flow hedge accounting) based on facts and circumstances. The fair values of our derivative activities are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods. See note 5 for discussion on fair value measurements.
A derivative is recognized at fair value in the balance sheet whether or not it is designated as a hedge, except for derivative contracts designated as normal purchase/normal sale exceptions, which are not in our consolidated balance sheet or results of operations prior to settlement resulting in accrual accounting treatment.
Realized gains and losses on derivative contracts used for risk management purposes and not held for trading purposes are reported either on a net or gross basis based on the relevant facts and circumstances. Hedging transactions that do not physically flow are included in the same caption as the items being hedged.

A summary of our derivative activities and classification in our results of operations is:

Primary
	Risk	Purpose for Holding or	Transactions that	Transactions that
Instrument	Exposure	Issuing Instrument(1)	Physically Flow/Settle	Financially Settle(2)

Power futures, forward, swap and option contracts	Price risk	Power sales to wholesale customers	Revenues	Revenues
		Power purchases related to wholesale operations	Cost of sales	Revenues
		Power purchases/sales related to legacy trading and non-core asset management positions(3)	Revenues	Revenues

Natural gas and fuel futures, forward, swap and option contracts	Price risk	Natural gas and fuel sales related to wholesale operations	Revenues/Cost of sales	Cost of sales
		Natural gas and fuel purchases related to wholesale operations	Cost of sales	Cost of sales
		Natural gas and fuel purchases/sales related to legacy trading and non-core asset management positions(3)	Cost of sales	Cost of sales

Emission and exchange allowances futures(4)	Price risk	Purchases/sales of emission and exchange allowances	N/A(5)	Revenues/Cost of sales

(1)	The purpose for holding or issuing does not impact the accounting method elected for each instrument.

(2)	Includes classification for mark-to-market derivatives and amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges.

(3)	See discussion below regarding trading activities.

(4)	Includes emission and exchange allowances futures for sulfur dioxide (SO2), nitrogen oxide (NOX) and carbon dioxide (CO2).

(5)	N/A is not applicable.
In addition to market risk, we are exposed to credit and operational risk. We have a risk control framework to manage these risks, which include: (a) measuring and monitoring these risks, (b) review and approval of new transactions relative to these risks, (c) transaction validation and (d) portfolio valuation and reporting. We use mark-to-market valuation, value-at-risk and other metrics in monitoring and measuring risk. Our risk control framework includes a variety of separate but complementary processes, which involve commercial and senior management and our Board of Directors. See note 4 for further discussion of our credit policy.
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
Over the past several years, we have substantially decreased derivatives accounted for as cash flow hedges, in favor of utilizing the mark-to-market method of accounting or the normal purchase/normal sale exception for these derivatives. During the first quarter of 2007, we de-designated our remaining cash flow hedges; therefore, as of March 31, 2009 and December 31, 2008, we do not have any designated cash flow hedges.
Presentation of Derivative Assets and Liabilities. We present our derivative assets and liabilities on a gross basis (regardless of master netting arrangements with the same counterparty). Cash collateral amounts are also presented on a gross basis.
As of March 31, 2009, our commodity derivative assets and liabilities include amounts for non-trading and trading activities as follows:

	Derivative Assets		Derivative Liabilities		Net Derivative
	Current	Long-Term	Current	Long-Term	Assets (Liabilities)
	(in millions)

Non-trading	$126	$48	$(222)	$(110)	$(158)
Trading	53	27	(32)	(18)	30

Total derivatives(1)	$179	$75	$(254)	$(128)	$(128)

(1)	There were no derivatives designated as hedging instruments under SFAS No. 133 for the reporting periods presented.
We have the following derivative commodity contracts outstanding as of March 31, 2009:

		Notional Volumes
Commodity	Unit	Current		Long-term
		(in millions)

Power	MWh(1)	(1	)(2)	(2	)(2)
Natural gas	MMBTU(3)	30		2
Natural gas basis	MMBTU(3)	3		2
Coal	MMBTU(3)	109		266

(1)	MWh is megawatt hours.

(2)	Negative amounts indicate net forward sales.

(3)	MMBTU is million British thermal units.

The income (loss) associated with our energy derivatives for the three months ended March 31, 2009 is:

Derivatives Not Designated as
Hedging Instruments Under SFAS No. 133(1)	Revenues	Cost of Sales
	(in millions)
Non-Trading Commodity Contracts:
Unrealized(2)	$(4)	$(40)
Realized(3)(4)(5)	106	(8)

Total non-trading	$102	$(48)

Trading Commodity Contracts:
Unrealized	$—	$—
Realized(3)	—	19

Total trading	$—	$19

(1)	Interest rate swap instruments were liquidated in 2002 and the related deferred losses in accumulated other comprehensive loss are being amortized into interest expense through 2012. An immaterial amount was amortized during the three months ended March 31, 2009 and 2008, which was included in interest expense under other operations.

(2)	During 2007, we de-designated our remaining cash flow hedges. During the three months ended March 31, 2009, previously measured ineffectiveness gains (losses) reversing due to settlement of the derivative contracts was insignificant.

(3)	Does not include realized gains or losses associated with cash month transactions, non-derivative transactions or derivative transactions that qualify for the normal purchase/normal sale exception.

(4)	Excludes settlement value of fuel contracts classified as inventory upon settlement.

(5)	Includes gains or losses from de-designated cash flow hedges reclassified from accumulated other comprehensive loss due to settlement of the derivative contracts. See note 6.
As of March 31, 2009 and December 31, 2008, we do not have any designated cash flow hedges. Amounts included in accumulated other comprehensive loss are:

	March 31, 2009
		Expected to be
		Reclassified into
		Results of
	At the End of the	Operations
	Period	in Next 12 Months
	(in millions)

De-designated cash flow hedges(1)(2)(3)	$44	$15

(1)	No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(2)	During the three months ended March 31, 2008, previously measured ineffectiveness gains (losses) of $(1) million and $0 in revenues and cost of sales, respectively, reversed due to settlement of the derivative contracts.

(3)	During the three months ended March 31, 2009 and 2008, $0 was recognized in our results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.
Trading Activities. Prior to March 2003, we engaged in proprietary trading activities. Trading positions entered into prior to our decision to exit this business are being closed on economical terms or are being retained and settled over the contract terms. In addition, we have current transactions relating to non-core asset management, such as gas storage and transportation contracts not tied to generation assets, which are classified as trading activities. The income (loss) associated with these transactions is:

	Three Months Ended March 31,
	2009	2008
	(in millions)

Revenues	$—	$—
Cost of sales	11	(4)

Total(1)	$11	$(4)

(1)	Includes realized and unrealized gains and losses on both derivative instruments and non-derivative instruments.

(4) Credit Risk
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
Our credit exposure is based on our derivative assets and accounts receivable from our wholesale energy counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties. We believe this represents the maximum potential loss we would incur if our counterparties failed to perform according to their contract terms. In determining the fair value of our derivative assets, we include assumptions for counterparty non-performance risk. See note 5 below and note 2(e) to our consolidated financial statements in our Form 10-K for additional information about fair value measurements. Additionally, we provide an allowance for doubtful accounts for outstanding receivable balances. As of March 31, 2009, and December 31, 2008, two investment grade counterparties (a financial institution and a power grid operator) represented 76% ($172 million) and 61% ($189 million), respectively, of our credit exposure. These amounts exclude activity related to contracts classified as normal purchase/normal sale and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. As of March 31, 2009 and December 31, 2008, we held no collateral from these counterparties. There were no other counterparties representing greater than 10% of our credit exposure.
Based on our current credit ratings, any additional collateral postings that would be required from us due to a credit downgrade would be immaterial. As of March 31, 2009 and December 31, 2008, we have posted cash margin deposits of $126 million and $232 million, respectively, as collateral for our derivative liabilities.
(5) Fair Value Measurements
We apply recurring fair value measurements to our financial assets and liabilities. Fair value measurements of our financial assets and liabilities are as follows:

	March 31, 2009
				Total
	Level 1	Level 2	Level 3	Fair Value
	(in millions)

Total derivative assets	$81	$171	$2	$254
Total derivative liabilities	34	193	155	382
Other assets(1)	28	—	—	28

(1)	Includes available-for-sale and trading securities, which are actively traded and are valued based upon unadjusted quoted prices.

	December 31, 2008
						Total
	Level 1	Level 2	Level 3	Reclassifications		Fair Value
	(in millions)

Total derivative assets	$59	$177	$7	$(3	)(1)	$240
Total derivative liabilities	17	208	121	(3	)(1)	343
Other assets(2)	29	—	—	—		29

(1)	Reclassifications are required to reconcile to our consolidated balance sheet presentation.

(2)	Includes available-for-sale and trading securities, which are actively traded and are valued based upon unadjusted quoted prices.

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	Three Months Ended March 31,
	2009		2008
	Net Derivatives (Level 3)
	(in millions)

Balance, beginning of period	$(114)		$21
Total gains (losses) realized/unrealized:
Included in earnings	(74	)(1)	72	(1)
Purchases, issuances and settlements (net)	35		(8)
Transfers in and/or out of Level 3 (net)	—	(2)	—	(2)

Balance, end of period	$(153)		$85

Changes in unrealized gains/losses relating to derivative assets and liabilities still held at March 31, 2009 and 2008	(68	)(3)	62	(4)

(1)	Recorded in revenues and cost of sales.

(2)	Represents fair value as of December 31, 2008 and 2007, respectively.

(3)	Includes $0 recorded in revenues and $68 million recorded in cost of sales.

(4)	Includes $2 million recorded in revenues and $60 million recorded in cost of sales.
See note 2(e) to our consolidated financial statements in our Form 10-K for additional information about fair value measurements.
(6) Comprehensive Income (Loss)
The components of total comprehensive income (loss) are:

	Three Months Ended March 31,
	2009	2008
	(in millions)

Net income (loss)	$(151)	$377
Other comprehensive income, net of tax:
Reclassification of net deferred loss from cash flow hedges realized in net income/loss	5	10
Unrealized gain on available-for-sale securities	1	—

Comprehensive income (loss)	$(145)	$387

(7) Debt
Outstanding debt:

	March 31, 2009			December 31, 2008
	Weighted			Weighted
	Average			Average
	Stated			Stated
	Interest			Interest
	Rate(1)	Long-term	Current	Rate(1)	Long-term	Current
	(in millions, except interest rates)
Facilities, Bonds and Notes:
RRI Energy:
Senior secured revolver due 2012	2.94%	$—	$—	3.18%	$—	$—
Senior secured notes due 2014(2)(3)	6.75	531	—	6.75	531	—
Senior unsecured notes due 2014	7.625	575	—	7.625	575	—
Senior unsecured notes due 2017	7.875	725	—	7.875	725	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)	12.00	400	—	12.00	400	—
PEDFA(4) fixed-rate bonds due 2036(5)	6.75	398	—	6.75	398	—

Total facilities, bonds and notes		2,629	—		2,629	—

Other:
Adjustment to fair value of debt(6)		1	13		4	13

Total other debt		1	13		4	13

Total debt(7)		$2,630	$13		$2,633	$13

(1)	The weighted average stated interest rates are as of March 31, 2009 or December 31, 2008.

(2)	We repurchased $45 million during the three months ended March 31, 2008 and incurred an insignificant amount of debt extinguishment expenses.

(3)	Excludes $136 million classified as discontinued operations as of March 31, 2009 and December 31, 2008. See note 15.

(4)	PEDFA is the Pennsylvania Economic Development Financing Authority. These bonds were issued for our Seward plant.

(5)	Excludes $102 million classified as discontinued operations as of March 31, 2009 and December 31, 2008. See note 15.

(6)	Debt acquired in the Orion Power acquisition was adjusted to fair value as of the acquisition date. Included in interest expense is amortization of $3 million for valuation adjustments for debt during the three months ended March 31, 2009 and 2008.

(7)	Excludes $238 million classified as discontinued operations as of March 31, 2009 and December 31, 2008. See note 15.
Amounts borrowed and available for borrowing under our revolving credit agreements as of March 31, 2009 are:

	Total Committed	Drawn	Letters	Unused
	Credit	Amount	of Credit	Amount
	(in millions)

RRI Energy senior secured revolver due 2012	$500	$—	$37	$463
RRI Energy letter of credit facility due 2014	250	—	249	1

Total	$750	$—	$286	$464

(8) Earnings (Loss) Per Share
Reconciliations of the amounts used in the basic and diluted earnings (loss) per common share computations are:

	Three Months Ended March 31,
	2009	2008
	(in millions)

Income (loss) from continuing operations (basic)	$(106)	$13
Plus: Interest expense on 5.00% convertible senior subordinated notes, net of tax	— (1)	—	(2)

Income (loss) from continuing operations (diluted)	$(106)	$13

(1)	As we incurred a loss from continuing operations for this period, diluted loss per share is calculated the same as basic loss per share.

(2)	In December 2006, we converted 99.2% of our convertible senior subordinated notes to common stock. In April 2008, nearly all of the outstanding notes were converted to common stock.

	Three Months Ended March 31,
	2009		2008
	(shares in thousands)

Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding (basic)	350,487		345,419
Plus: Incremental shares from assumed conversions:
Stock options	—	(1)	4,252
Restricted stock	—	(1)	543
Employee stock purchase plan	—	(1)	—
5.00% convertible senior subordinated notes	—	(1)	212
Warrants	—	(1)	3,677

Weighted average shares outstanding assuming conversion (diluted)	350,487		354,103

(1)	See note 1 above regarding diluted loss per share.
We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect:

	Three Months Ended March 31,
	2009		2008
	(shares in thousands, dollars in millions)

Shares excluded from the calculation of diluted earnings (loss) per share	446	(1)	N/A	(2)

Shares excluded from the calculation of diluted earnings (loss) per share because the exercise price exceeded the average market price	7,851	(3)	2,380	(3)

Interest expense that would be added to income if 5.00% convertible senior subordinated notes were dilutive	N/A	(4)	N/A	(2)

(1)	Potential shares excluded consist of stock options and restricted stock.

(2)	Not applicable as we included the item in the calculation of diluted earnings/loss per share.

(3)	Includes stock options.

(4)	Not applicable. See note (2) in the table above.

(9) Income Taxes
(a) Tax Rate Reconciliation.
A reconciliation of the federal statutory income tax rate to the effective income tax rate for our continuing operations is:

	Three Months Ended March 31,
	2009		2008

Federal statutory rate	(35)%		35%
Additions (reductions) resulting from:
Federal valuation allowance	11	(1)	—
State income taxes, net of federal income taxes	(1	)(2)	11 (3)
Other	1		—

Effective rate	(24)%		46%

(1)	Of this percentage, $16 million relates to additional valuation allowance.

(2)	Of this percentage, $6 million relates to additional valuation allowance.

(3)	Of this percentage, $1 million relates to additional valuation allowance.
(b) Tax Attributes Carryovers.
Our tax attributes carryovers are primarily not affected by the Texas retail sale to the subsidiary of NRG Energy, Inc. See note 15.
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
Our valuation allowances for deferred tax assets are:

			Capital, Foreign
	Federal	State	and Other, Net
		(in millions)

As of December 31, 2008	$49	$103	$14
Changes in valuation allowance	16	6	—

As of March 31, 2009	$65	$109	$14

(d) FIN 48 and Income Tax Uncertainties.
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

Our unrecognized federal and state tax benefits did not change significantly during the three months ended March 31, 2009 and 2008.
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
We are in ongoing discussions with the Internal Revenue Service (IRS) regarding the timing of revenue recognition and tax deductions with respect to certain California-related items in our 2002 short taxable period return (subsequent to our separation from CenterPoint Energy, Inc.). The IRS has informed us it expects to issue a notice of denial of our administrative claim for refund involving these California-related items and we expect to institute refund litigation with respect to this claim in the U.S. District Court or U.S. Court of Federal Claims. In order to set a jurisdictional prerequisite to institute such a refund suit, we expect to make a payment of approximately $60 million to $65 million (which includes an asserted tax liability of $38 million plus interest) some time during 2009. If the IRS were to ultimately prevail in this matter, there would be no impact on the effective tax rate except for interest. The payment is refundable with interest if we are successful in the litigation.
(10) Guarantees and Indemnifications
We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the guarantee is approximately $53 million as of March 31, 2009 and no liability is recorded in our consolidated balance sheet for this item.
We also guarantee the $500 million PEDFA bonds, which are included in our consolidated balance sheet as outstanding debt or liabilities of discontinued operations. Our guarantees are secured by the same collateral as our 6.75% senior secured notes. The guarantees require us to comply with covenants similar to those in the 6.75% senior secured notes indenture. The PEDFA bonds will become secured by certain assets of our Seward power plant if the collateral supporting both the 6.75% senior secured notes and our guarantees are released. Our maximum potential obligation under the guarantees is for payment of the principal of $500 million and related interest charges at a fixed rate of 6.75%. See note 15.
We have guaranteed payments to a third party relating to energy sales from El Dorado Energy, LLC, a former investment. The estimated maximum potential amount of future payments under this guarantee is approximately $21 million as of March 31, 2009 and no liability is recorded in our consolidated balance sheet for this item.
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
We are party to 13 lawsuits, several of which are class action lawsuits, in state and federal courts in California, Kansas, Missouri, Nevada, Tennessee and Wisconsin. These lawsuits relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name a number of unaffiliated energy companies as parties.
Recent developments in these cases include:
•	In January 2009, we reached an agreement to settle the five California-related cases pending in federal court in Nevada. The settlement is subject to approval of the court. The charges anticipated to be incurred in connection with the settlement were expensed in the third quarter of 2008. This settlement will resolve all of the remaining California gas cases.
•	In January 2009, the Circuit Court of Jackson County, Missouri dismissed the case filed by the Missouri Public Service Commission for lack of standing to bring the action. An appeal was filed in February 2009.
(b) Merrill Lynch Action.
In December 2008, we terminated our $300 million retail working capital facility agreement with Merrill Lynch in order to address any issue that might be asserted regarding the minimum adjusted retail EBITDA covenant in that facility. On December 24, 2008, Merrill Lynch filed an action in the Supreme Court of the State of New York seeking a judgment declaring that under our credit sleeve and reimbursement agreement (the agreement), we did not have the right to terminate the working capital facility without their consent and that such termination is an event of default under the agreement. On May 1, 2009, we and Merrill Lynch filed to dismiss this lawsuit and the agreement was transferred in connection with the closing of the sale of our Texas retail business. The Court granted an order dismissing the action with prejudice on May 4, 2009. See note 15.
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
In December 2007, the New Jersey Department of Environmental Protection (NJDEP) filed suit against us in the United States District Court in Pennsylvania, alleging that New Source Review violations occurred at one of our power plants located in Pennsylvania. The suit seeks installation of “best available” control technologies for each pollutant, to enjoin us from operating the plant if it is not in compliance with the Clean Air Act and civil penalties. The suit also names three past owners of the plant as defendants. In March 2009, the Connecticut Department of Environmental Protection became an intervening party to the suit.
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
Ash Disposal Landfill Closures. We are responsible for environmental costs related to the future closures of seven ash disposal landfills. We recorded the estimated discounted costs ($15 million as of March 31, 2009 and December 31, 2008) associated with these environmental liabilities as part of our asset retirement obligations. See note 2(q) to our consolidated financial statements in our Form 10-K.

Remediation Obligations. We are responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey. We recorded the estimated long-term liability for the remediation costs of $8 million as of March 31, 2009 and December 31, 2008.
Conemaugh Action. In April 2007, PennEnvironment and the Sierra Club filed a citizens’ suit against us in the United States District Court, Western District of Pennsylvania to enforce provisions of the water discharge permit for the Conemaugh plant, of which we are the operator and have a 16.45% interest. PennEnvironment and the Sierra Club seek civil penalties, remediation and an injunction against further violations. We are confident that the Conemaugh plant has operated and will continue to operate in material compliance with its water discharge permit, its consent order agreement with the Pennsylvania Department of Environmental Protection, and related state and federal laws. However, if PennEnvironment and the Sierra Club are successful, we could incur additional capital expenditures associated with the implementation of discharge reductions and penalties, which we do not believe would be material.
Mandalay Notice of Violation. In November 2008, the California State Water Resources Control Board — Los Angeles Region proposed a settlement payment in the amount of $192,000 relating to alleged violations of our wastewater discharge permit for our Mandalay plant. We are reviewing the Board’s proposal and we believe that there are reasonable grounds for reduction of the amount of the settlement proposed by the Board.
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
Texas Franchise Audit. The state of Texas has issued assessment orders indicating an estimated tax liability of approximately $57 million (including interest and penalties of $19 million) relating primarily to the sourcing of receipts for 2000 through 2005. We are contesting the audit assessments related to this issue.
Sales Tax Contingencies. Some of our sales tax computations are subject to challenge under audit. As of March 31, 2009 and December 31, 2008, we have $13 million accrued in current and long-term liabilities relating to these contingencies.

Refund Contingency Related to Transportation Rates. In September 2008, Kern River Gas Transmission Company (Kern), a natural gas pipeline company, and certain of its shippers entered into a settlement agreement to which we were a party. The agreement set Kern’s transportation rates as of November 2004 at 12.5% return on equity, which resulted in a refund to us of $30 million during the fourth quarter of 2008 (recorded as a current liability). In January 2009, FERC rejected the settlement and directed Kern to recalculate the refunds based on a rate of 11.55% return on equity. Accordingly, we expect to receive an additional approximately $4 million in 2009. If the settlement is appealed, that amount may be subject to adjustment on resolution of the appeal.
(12) Supplemental Guarantor Information
Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes.

Condensed Consolidating Statements of Operations.

	Three Months Ended March 31, 2009
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$452	$257	$(243)	$466

Cost of sales	—	342	223	(241)	324
Operation and maintenance	—	62	96	(1)	157
General and administrative	—	4	26	(1)	29
Gains on sales of assets and emission and exchange allowances, net	—	(15)	(3)	—	(18)
Depreciation and amortization	—	32	36	—	68

Total	—	425	378	(243)	560

Operating income (loss)	—	27	(121)	—	(94)

Income of equity investment, net	—	1	—	—	1
Loss of equity investments of consolidated subsidiaries	(107)	(20)	—	127	—
Interest expense	(37)	(8)	(2)	—	(47)
Interest income (expense) — affiliated companies, net	17	(3)	(14)	—	—

Total other expense	(127)	(30)	(16)	127	(46)

Loss from continuing operations before income taxes	(127)	(3)	(137)	127	(140)
Income tax expense (benefit)	8	9	(51)	—	(34)

Loss from continuing operations	(135)	(12)	(86)	127	(106)
Income (loss) from discontinued operations	(16)	9	(38)	—	(45)

Net loss	$(151)	$(3)	$(124)	$127	$(151)

	Three Months Ended March 31, 2008
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$862	$417	$(399)	$880

Cost of sales	—	773	133	(397)	509
Operation and maintenance	—	61	96	(1)	156
General and administrative	—	7	23	(1)	29
Western states litigation and similar settlements	34	—	—	—	34
Gains on sales of assets and emission and exchange allowances, net	—	(1)	—	—	(1)
Depreciation and amortization	—	35	48	—	83

Total	34	875	300	(399)	810

Operating income (loss)	(34)	(13)	117	—	70

Income of equity investments of consolidated subsidiaries	387	43	—	(430)	—
Interest expense	(39)	(7)	(6)	—	(52)
Interest income	5	1	—	—	6
Interest income (expense) — affiliated companies, net	54	(37)	(17)	—	—

Total other income (expense)	407	—	(23)	(430)	(46)

Income (loss) from continuing operations before income taxes	373	(13)	94	(430)	24
Income tax expense (benefit)	(5)	(19)	39	(4)	11

Income from continuing operations	378	6	55	(426)	13
Income (loss) from discontinued operations	(1)	(3)	372	(4)	364

Net income	$377	$3	$427	$(430)	$377

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

	March 31, 2009
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,380	$—	$30	$—	$1,410
Restricted cash	—	3	4	—	7
Accounts and notes receivable, principally customer, net	5	156	18	(7)	172
Accounts and notes receivable — affiliated companies	1,140	263	140	(1,543)	—
Inventory	—	127	168	—	295
Derivative assets	—	146	33	—	179
Investment in and receivables from Channelview, net	1	58	—	—	59
Other current assets	34	122	111	(22)	245
Current assets of discontinued operations	108	63	2,783	(528)	2,426

Total current assets	2,668	938	3,287	(2,100)	4,793

Property, Plant and Equipment, net	—	2,346	2,466	—	4,812

Other Assets:
Other intangibles, net	—	115	262	—	377
Notes receivable — affiliated companies	2,137	591	43	(2,771)	—
Equity investments of consolidated subsidiaries	1,409	312	—	(1,721)	—
Other long-term assets	46	822	384	(669)	583
Long-term assets of discontinued operations	2	17	817	(177)	659

Total other assets	3,594	1,857	1,506	(5,338)	1,619

Total Assets	$6,262	$5,141	$7,259	$(7,438)	$11,224

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$—	$—	$13	$—	$13
Accounts payable, principally trade	2	22	131	—	155
Accounts and notes payable — affiliated companies	—	1,231	312	(1,543)	—
Derivative liabilities	—	48	206	—	254
Other current liabilities	43	212	27	(54)	228
Current liabilities of discontinued operations	193	263	3,160	(527)	3,089

Total current liabilities	238	1,776	3,849	(2,124)	3,739

Other Liabilities:
Notes payable — affiliated companies	—	2,059	712	(2,771)	—
Derivative liabilities	—	14	114	—	128
Other long-term liabilities	531	149	283	(643)	320
Long-term liabilities of discontinued operations	14	15	908	(178)	759

Total other liabilities	545	2,237	2,017	(3,592)	1,207

Long-term Debt	1,831	398	401	—	2,630

Commitments and Contingencies
Temporary Equity Stock-based Compensation	10	—	—	—	10

Total Stockholders’ Equity	3,638	730	992	(1,722)	3,638

Total Liabilities and Equity	$6,262	$5,141	$7,259	$(7,438)	$11,224

	December 31, 2008
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$970	$—	$34	$—	$1,004
Restricted cash	—	1	2	—	3
Accounts and notes receivable, principally customer, net	15	216	62	(14)	279
Accounts and notes receivable — affiliated companies	1,100	268	183	(1,551)	—
Inventory	—	153	162	—	315
Derivative assets	—	127	34	—	161
Investment in and receivables from Channelview, net	1	58	—	—	59
Other current assets	155	105	126	(30)	356
Current assets of discontinued operations	122	69	2,632	(638)	2,185

Total current assets	2,363	997	3,235	(2,233)	4,362

Property, Plant and Equipment, net	—	2,369	2,451	—	4,820

Other Assets:
Goodwill and other intangibles, net	—	150	264	(34)	380
Notes receivable — affiliated companies	2,260	578	54	(2,892)	—
Equity investments of consolidated subsidiaries	1,731	332	—	(2,063)	—
Other long-term assets	45	786	386	(645)	572
Long-term assets of discontinued operations	2	12	686	(205)	495

Total other assets	4,038	1,858	1,390	(5,839)	1,447

Total Assets	$6,401	$5,224	$7,076	$(8,072)	$10,629

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$—	$—	$13	$—	$13
Accounts payable, principally trade	—	31	132	(6)	157
Accounts and notes payable — affiliated companies	—	1,307	244	(1,551)	—
Derivative liabilities	—	29	173	—	202
Other current liabilities	10	213	49	(72)	200
Current liabilities of discontinued operations	61	147	2,803	(637)	2,374

Total current liabilities	71	1,727	3,414	(2,266)	2,946

Other Liabilities:
Notes payable — affiliated companies	—	2,132	760	(2,892)	—
Derivative liabilities	—	4	137	—	141
Other long-term liabilities	547	119	251	(645)	272
Long-term liabilities of discontinued operations	165	113	778	(206)	850

Total other liabilities	712	2,368	1,926	(3,743)	1,263

Long-term Debt	1,831	398	404	—	2,633

Commitments and Contingencies
Temporary Equity Stock-based Compensation	9	—	—	—	9

Total Stockholders’ Equity	3,778	731	1,332	(2,063)	3,778

Total Liabilities and Equity	$6,401	$5,224	$7,076	$(8,072)	$10,629

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Three Months Ended March 31, 2009
	RRI Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by continuing operations from operating activities	$100	$74	$25	$—	$199
Net cash provided by discontinued operations from operating activities	2	18	269	—	289

Net cash provided by operating activities	102	92	294	—	488

Cash Flows from Investing Activities:
Capital expenditures	—	(5)	(50)	—	(55)
Investments in, advances to and from and distributions from subsidiaries, net(2)	94	—	—	(94)	—
Proceeds from sales (purchases) of emission allowances	—	39	(32)	—	7
Restricted cash	—	(3)	(1)	—	(4)

Net cash provided by (used in) continuing operations from investing activities	94	31	(83)	(94)	(52)
Net cash provided by (used in) discontinued operations from investing activities	212	(8)	(226)	7	(15)

Net cash provided by (used in) investing activities	306	23	(309)	(87)	(67)

Cash Flows from Financing Activities:
Changes in notes with affiliated companies, net(3)	—	(127)	33	94	—
Proceeds from issuances of stock	2	—	—	—	2

Net cash provided by (used in) continuing operations from financing activities	2	(127)	33	94	2
Net cash provided by (used in) discontinued operations from financing activities	—	12	(5)	(7)	—

Net cash provided by (used in) financing activities	2	(115)	28	87	2

Net Change in Cash and Cash Equivalents, Total Operations	410	—	13	—	423
Net Change in Cash and Cash Equivalents, Discontinued Operations	—	—	(17)	—	(17)
Cash and Cash Equivalents at Beginning of Period, Continuing Operations	970	—	34	—	1,004

Cash and Cash Equivalents at End of Period, Continuing Operations	$1,380	$—	$30	$—	$1,410

	Three Months Ended March 31, 2008
	RRI Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$64	$(7)	$150	$—	$207
Net cash provided by discontinued operations from operating activities	1	22	74	—	97

Net cash provided by operating activities	65	15	224	—	304

Cash Flows from Investing Activities:
Capital expenditures	—	(5)	(40)	—	(45)
Investments in, advances to and from and distributions from subsidiaries, net(2)	103	—	—	(103)	—
Proceeds from sales (purchases) of emission allowances	—	42	(44)	—	(2)
Restricted cash	—	(1)	(1)	—	(2)

Net cash provided by (used in) continuing operations from investing activities	103	36	(85)	(103)	(49)
Net cash provided by (used in) discontinued operations from investing activities	73	—	(80)	2	(5)

Net cash provided by (used in) investing activities	176	36	(165)	(101)	(54)

Cash Flows from Financing Activities:
Payments of long-term debt	(45)	—	—	—	(45)
Changes in notes with affiliated companies, net(3)	—	(51)	(52)	103	—
Proceeds from issuances of stock	5	—	—	—	5

Net cash used in continuing operations from financing activities	(40)	(51)	(52)	103	(40)
Net cash provided by (used in) discontinued operations from financing activities	—	(1)	3	(2)	—

Net cash used in financing activities	(40)	(52)	(49)	101	(40)

Net Change in Cash and Cash Equivalents, Total Operations	201	(1)	10	—	210
Net Change in Cash and Cash Equivalents, Discontinued Operations	—	—	5	—	5
Cash and Cash Equivalents at Beginning of Period, Continuing Operations	490	1	33	—	524

Cash and Cash Equivalents at End of Period, Continuing Operations	$691	$—	$48	$—	$739

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	Net investments in, advances to and from and distributions from subsidiaries are classified as investing activities.

(3)	Net changes in notes with affiliated companies are classified as financing activities for subsidiaries of RRI Energy and as investing activities for RRI Energy.

(13) Reportable Segment
Financial data for our wholesale energy segment, other operations, discontinued operations and consolidated are as follows:

	Wholesale		Other	Discontinued
	Energy		Operations	Operations	Eliminations	Consolidated
	(in millions)

Three months ended March 31, 2009 (except as denoted):
Revenues from external customers	$465	(1)	$1	$—	$—	$466
Intersegment revenues	—		1	—	(1)	—
Contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives(2)	(15	)(3)(4)	2	—	(1)	(14	)(3)
Total assets as of March 31, 2009	$7,365		$830	$3,085	$(56)	$11,224

Three months ended March 31, 2008 (except as denoted):
Revenues from external customers	$879	(5)	$1	$—	$—	$880
Intersegment revenues	—		1	—	(1)	—
Contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives(2)	217	(6)(7)	1	—	(1)	217	(6)
Total assets as of December 31, 2008	$7,536		$547	$2,680	$(134)	$10,629

(1)	Includes $54 million in revenues from a single counterparty, which represented 12% of our consolidated and wholesale energy segment’s revenues. As of March 31, 2009, $9 million was outstanding from this counterparty.

(2)	Revenues less (a) cost of sales, (b) operation and maintenance and (c) bad debt expense.

(3)	Includes $(44) million in wholesale energy and consolidated results relating to unrealized losses on energy derivatives, which is a non-cash item.

(4)	Includes $(4) million relating to wholesale hedges.

(5)	Includes $107 million from affiliates.

(6)	Includes $30 million in wholesale energy and consolidated results relating to unrealized gains on energy derivatives, which is a non-cash item.

(7)	Includes $36 million relating to wholesale hedges.

	Three Months Ended March 31,
	2009	2008
	(in millions)

Contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives	$(14)	$217
Operation and maintenance	1	3
General and administrative	29	28
Western states litigation and similar settlements	—	34
Gains on sales of assets and emission allowances, net	(18)	(1)
Depreciation	59	62
Amortization	9	21

Operating income (loss)	(94)	70
Income of equity investment, net	1	—
Interest expense	(47)	(52)
Interest income	—	6

Income (loss) from continuing operations before income taxes	(140)	24
Income tax expense (benefit)	(34)	11

Income (loss) from continuing operations	(106)	13
Income (loss) from discontinued operations	(45)	364

Net income (loss)	$(151)	$377

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
In June 2008, the bankruptcy court approved the sale of Channelview’s plant and assignment of related contracts for $500 million. During, 2008, we recognized a $6 million gain relating to our net investment in and receivables from Channelview and incurrence of sale-related costs (classified in gains (losses) on sales of assets and emission and exchange allowances, net). As of March 31, 2009 and December 31, 2008, our net investment in and receivables from Channelview was $59 million classified as a current asset.
The sale was completed on July 1, 2008, at which time Channelview LP paid off its secured lenders. Channelview expects to distribute funds to us relating primarily to net proceeds from the sale, pre-petition sales of fuel to Channelview, funds from operations and funds escrowed for potential indemnification claims of approximately $50 million to $70 million in the aggregate through the third or fourth quarters of 2009. Of this amount, $25 million was distributed to us during 2008 and $0 was distributed to us during the three months ended March 31, 2009.
As a result of the bankruptcies, we deconsolidated Channelview’s financial results beginning August 20, 2007, and began reporting our investment in Channelview using the cost method. We will continue to account for Channelview as a cost method investment until it emerges from bankruptcy, which is expected during the third or fourth quarters of 2009. The following table contains certain combined financial information of Channelview:

	March 31,	December 31,
	2009	2008
	(in millions)

Cash	$21	$22
Funds escrowed for potential indemnification claims	40	40
Payables to RRI Energy and its subsidiaries, net	66	66

(15) Discontinued Operations
(a) Retail Energy Segment.
General. On February 28, 2009, we entered into several agreements related to the sale of our Texas retail business to a subsidiary (the buyer) of NRG Energy, Inc. (NRG) for $287.5 million in cash plus the value of the net working capital. We currently estimate the net working capital to be $65 million, and we expect to receive the majority of these proceeds by June 15, 2009. The sale closed on May 1, 2009. We estimate our net proceeds will be approximately $300 million after certain expenses. We are required to offer a portion of the net proceeds to holders of our secured notes and PEDFA bonds. See below for further discussion. This sale also includes the rights to the Reliant Energy name. Accordingly, we changed our name to RRI Energy, Inc. on May 2, 2009. In connection with the sale, the lawsuit against our former retail affiliates related to the termination of the retail working capital facility has been dismissed. See note 11(b).
In connection with the sale transaction, we entered into a two-year sublease on our corporate office building with the buyer, with sublease rental income totaling $17 million for those two years. We also entered a one-year transition services agreement with the buyer, which includes terms and conditions for information technology services, accounting services and human resources.
Estimated Gain on Sale. We currently estimate a pre-tax gain on this sale of approximately $1.1 billion, which is primarily due to the net derivative liability balance of $1.1 billion (as of March 31, 2009) included in the transaction. This amount is subject to change due to various factors, such as the fair value of the net derivatives.
Use of Proceeds and Assumptions Related to Debt, Deferred Financing Costs and Interest Expense on Discontinued Operations. As required by our debt agreements, one or more offers to purchase secured notes and PEDFA bonds at par will be made with a portion of the net proceeds. We currently estimate this amount to approximate $238 million and have classified this in discontinued operations (in long-term liabilities as of December 31, 2008 and in current liabilities as of March 31, 2009). We have assumed that of this amount, $136 million relates to the secured notes and $102 million relates to the PEDFA bonds. See note 7. We have also classified as discontinued operations the related deferred financing costs and interest expense on this debt. We allocated $4 million of related interest expense during the three months ended March 31, 2009 and 2008 to discontinued operations.
Other Retail Energy Segment Discontinued Operations. We sold our C&I contracts in the PJM (excluding Illinois) and New York areas (collectively, Northeast) in December 2008. As this was a part of our retail energy segment, we have included this activity in our discontinued operations. We have also included our Illinois C&I activity in discontinued operations as it is a part of our retail energy segment and is held-for-sale.
(b) Other Discontinued Operations.
Subsequent to the sale of our New York plants in February 2006, we continue to have (a) insignificant settlements with the independent system operator and (b) property tax and sales and use tax settlements. In addition, we periodically record amounts for contingent consideration for the 2003 sale of our European energy operations. These amounts are classified as discontinued operations in our results of operations and balance sheets, as applicable.

(c) All Discontinued Operations.
The following summarizes certain financial information of the businesses reported as discontinued operations:

	Retail Energy		New York	European
	Segment		Plants	Energy	Total

Three Months Ended March 31, 2009
Revenues	$1,515	(1)	$2	$—	$1,517
Income (loss) before income tax expense/benefit(2)	(57)		3	—	(54)

Three Months Ended March 31, 2008
Revenues	$1,936	(3)	$—	$—	$1,936
Income before income tax expense(4)	576		—	6	582

(1)	Includes $25 million related to our Illinois C&I activity.

(2)	Includes $224 million of unrealized losses on energy derivatives.

(3)	Includes $6 million related to our Illinois C&I activity.

(4)	Includes $528 million of unrealized gains on energy derivatives.
The following summarizes the assets and liabilities related to our discontinued operations:

	March 31,	December 31,
	2009	2008
	(in millions)
Current Assets:
Cash and cash equivalents	$122	$105
Accounts receivable, net	592	841
Derivative assets	1,408	1,010
Accumulated deferred income taxes	273	217
Other current assets	31	12

Total current assets	2,426	2,185
Property, Plant and Equipment, net	56	57
Other Assets:
Goodwill and other intangibles, net	59	59
Derivative assets	459	324
Accumulated deferred income taxes	78	48
Other	7	7

Total long-term assets	659	495

Total Assets	$3,085	$2,680

Current Liabilities:
Current portion of long-term debt	$238	$—
Accounts payable, principally trade	345	480
Derivative liabilities	2,270	1,637
Other current liabilities	236	257

Total current liabilities	3,089	2,374
Other Liabilities:
Derivative liabilities	744	612
Other liabilities	15	—

Total other liabilities	759	612
Long-term Debt	—	238

Total long-term liabilities	759	850

Total Liabilities	$3,848	$3,224

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Form 10-K. This includes non-GAAP financial measures, which are not standardized; therefore it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures, which are discussed further in “— Consolidated Results of Operations,” reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results, may provide a more complete understanding of factors and trends affecting our business. Investors should review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
Business Overview
We provide electricity and energy services to wholesale customers in the competitive wholesale energy markets in the United States through our ownership and operation of and contracting for power generation capacity. We have over 14,000 MW of power generation capacity.
Our business is capital-intensive and cyclical. Earnings are significantly impacted by spark and dark spreads and capacity prices. Our margins are driven by a number of factors, including the prices of power, natural gas, coal and fuel oil, the cost of emissions, transmission, weather and global macro-economic factors, many of which are volatile. Our ability to control these factors is limited, and in some instances, the factors are beyond our control. The factor that we have the most control over is the percentage of time that our generating assets are available to run when it is economical for them to do so (commercial capacity factor). Our key earnings drivers and various factors that affect these earnings drivers include:
Economic generation (amount of time our plants are economical to operate)
•	Supply and demand fundamentals
•	Spark spreads (difference between power prices and natural gas fuel costs)
•	Dark spreads (difference between power prices and coal fuel costs)
•	Generation asset fuel type and efficiency
Commercial capacity factor (generation as a percentage of economic generation)
•	Operations excellence
•	Maintenance practices
•	Forced and unforced outages
Unit margin
•	Supply and demand fundamentals
•	Commodity prices
•	Generation asset fuel type and efficiency
•	Hedging strategy
Other margin
•	Capacity prices and payments
•	Power purchase agreements sold to others
•	Ancillary services
Operating costs
•	Operating efficiencies
•	Maintenance practices
•	Generation asset fuel type
•	Forced and unforced outages

We are committed to delivering superior returns from competitive wholesale markets through insights into the fundamentals of our core markets and a commitment to risk-weighted investments whose return on invested capital exceeds our weighted-average cost of capital.
We are focused on the following value-creation levers:
•	Establishing and maintaining a flexible capital structure to achieve a competitive cost of capital and assure financial viability in stress scenarios;
•	Achieving operating and commercial excellence through
•	investing, maintaining and operating our facilities to maximize reliability and economic value over the life of the assets; and
•	proactively monitoring environmental regulations and market conditions, and responding with a disciplined investment process that focuses on return of invested capital; and
•	Maintaining a largely open position to maximize profitability from a cyclical recovery.

Nearly half of our fleet produces positive earnings across most market scenarios and has sufficient environmental controls for most regulatory scenarios. We expect that very little environmental investments will be needed for this part of the fleet. We have a mid-tier of generation assets that are profitable in today’s market environment, but would require improved market conditions and more stable environmental regulations before significant environmental capital expenditures would be made. We do not expect material environmental spending in 2010 or 2011 for this mid-tier group. For the period 2012 through 2020:

•	if current market conditions persist, we would expect to spend less than $100 million;

•	if we see a long-term market with returns similar to 2007/2008 levels, we might invest $450 million to $700 million, including for the recent regulation of NOx in New Jersey discussed in “—Recent Events”; and

•	if long-term market conditions at levels supporting new entrants were to occur, we might invest $1 billion to $1.5 billion on this mid-tier group of generation assets.

A small portion of the fleet representing less than ten percent of our MWs and producing less than five percent of our operating cash flows, faces lower levels of long-term profitability. We expect to make minimal future investments in this part of the fleet.

Given the ongoing turmoil in the financial markets, the uncertainty in the overall economic outlook and continuing compressed spark and dark spreads, and declining power demand, our focus has been and continues to be on liquidity, free cash flow and financial flexibility. We are regularly assessing the impact on our business of a wide variety of economic and commodity price scenarios. We believe we have the ability to operate through a significant downturn. See “—Liquidity and Capital Resources.”
Recent Events
In this section, we present recent and potential events that have impacted or could in the future impact our results of operations, financial condition or liquidity. In addition to the events described below, a number of other factors could affect our future results of operations, financial condition or liquidity, including changes in natural gas prices, plant availability, weather and other factors (see “Risk Factors” in Item 1A of our Form 10-K).
Review of Strategic Alternatives Lead to Exit of Retail Business. In October 2008, our Board of Directors initiated a process to review strategic alternatives and formed a special committee to oversee this process. In late 2008, we announced our plan to wind down the C&I portion of our retail business and sold our Northeast C&I contracts. On May 1, 2009, we sold our Texas mass and C&I retail business. The sale of the retail business achieved a number of important strategic objectives for us:
•	eliminated the need for approximately $2.0 billion of credit support and removed capital requirements associated with contingent collateral requirements, which lowered our overall risk profile; and
•	enhanced our consolidated balance sheet and improved our liquidity position.
In connection with the sale, the lawsuit related to the termination of the retail working capital facility has been dismissed. Our Board of Directors has concluded its review of strategic alternatives. See “—Liquidity and Capital Resources” and notes ll(b) and 15 to our interim financial statements.
Environmental Matters. On April 20, 2009, the New Jersey Department of Environmental Protection finalized regulation requiring a two-phase reduction in NOx emissions from combustion turbines in New Jersey. Phase I requires reductions during high electricity demand days and commences on May 19, 2009, when we must file our compliance plan. We are evaluating Phase I compliance plan alternatives, including administrative processes and/or controls for reduction of NOx emissions. If emission controls are part of the Phase I plan, the compliance date could be extended up to May 19, 2010. Phase II requires the installation of emission controls on nearly all of our New Jersey combustion turbines by May 1, 2015. If we elect to install controls, Phase II capital expenditures could increase by up to approximately $155 million primarily during 2013 to 2015.
For a discussion of our plans for investment to comply with other existing environmental regulations, see “Business — Regulation — Environmental Matters” in Item 1 of our Form 10-K and “— Liquidity and Capital Resources.” For a discussion of pending and contingent matters related to environmental regulations, see note 11(c) to our interim financial statements.

Consolidated Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
We reported $151 million consolidated net loss, or $0.43 loss per share, for the three months ended March 31, 2009 compared to $377 million consolidated net income, or $1.07 income per diluted share, for the same period in 2008.

	Three Months Ended March 31,
	2009	2008	Change
	(in millions)

Wholesale energy contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives	$(15)	$217	$(232)
Other contribution margin	1	—	1
Operation and maintenance(1)	(1)	(3)	2
General and administrative	(29)	(28)	(1)
Western states litigation and similar settlements	—	(34)	34
Gains on sales of assets and emission allowances, net	18	1	17
Depreciation and amortization	(68)	(83)	15
Income of equity investment, net	1	—	1
Interest expense	(47)	(52)	5
Interest income	—	6	(6)
Income tax (expense) benefit	34	(11)	45

Income (loss) from continuing operations	(106)	13	(119)
Income (loss) from discontinued operations	(45)	364	(409)

Net income (loss)	$(151)	$377	$(528)

(1)	Relates primarily to general costs, which historically were allocated to our discontinued retail energy segment.
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
Wholesale Hedges. We exclude the recurring effect of certain wholesale hedges that were entered into primarily to mitigate (a) certain operational and market risks at our generation assets and (b) some of the downside risk to our earnings and cash flow. These amounts primarily relate to settlements of power and fuel hedges, long-term natural gas transportation contracts and storage contracts. The wholesale hedges described above are derived based on methodology consistent with the calculation of open energy gross margin. We also exclude the recurring effect of certain historical wholesale hedges that were entered into in order to hedge the economics of a portion of our wholesale operations. These amounts primarily relate to settlements of forward power hedges, long-term tolling purchases, long-term natural gas transportation contracts not serving our generation assets and our legacy energy trading. We believe that it is useful to us, investors, analysts and others to show our results in the absence of hedges. The impact of these hedges on our financial results is not a function of the operating performance of our generation assets, and excluding the impact better reflects the potential operating performance of our generation assets based on prevailing market conditions.

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
Our wholesale energy segment’s contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives was $(15) million during the three months ended March 31, 2009 compared to $217 million in the same period of 2008. The $232 million decrease was primarily due to (a) $115 million decrease in open wholesale gross margin due to lower spark and dark spreads as a result of lower power prices, (b) $74 million net change in unrealized gains/losses on energy derivatives and (c) $40 million decrease in wholesale hedges primarily due to $24 million loss from market valuation adjustments on inventory and $15 million loss related to payments to reduce fixed price coal commitments for future periods. See “— Wholesale Energy Margins” below for further explanations.

Wholesale Energy Operational and Financial Data.

	Three Months Ended March 31,
	2009		2008
	GWh	% Economic(1)	GWh	% Economic(1)

Economic Generation(2)(3):
PJM Coal	5,060.0	71%	5,963.9	82%
MISO Coal	1,175.8	43%	2,048.4	74%
PJM/MISO Gas	164.0	2%	60.8	1%
West	148.8	3%	238.4	3%
Other	—	0%	—	0%

Total	6,548.6	26%	8,311.5	34%

Commercial Capacity Factor(4):
PJM Coal	81.5%		84.9%
MISO Coal	81.9%		75.3%
PJM/MISO Gas	95.4%		93.9%
West	86.2%		76.3%
Other	0.0%		0.0%

Total	82.0%		82.3%

Generation (3):
PJM Coal	4,123.1		5,062.9
MISO Coal	962.7		1,542.3
PJM/MISO Gas	156.4		57.1
West	128.2		181.8
Other	—		—

Total	5,370.4		6,844.1

Open Energy Unit Margin ($/MWh)(5):
PJM Coal	$19.65		$35.55
MISO Coal	11.43		29.83
PJM/MISO Gas	6.39		87.57
West	7.80		NM (6)
Other	—		—

Total weighted average	$17.50		$33.02

(1)	Represents economic generation (hours) divided by maximum generation hours (maximum plant capacity multiplied by 8,760 hours).

(2)	Estimated generation at 100% plant availability based on an hourly analysis of when it is economical to generate based on the price of power, fuel, emission allowances and variable operating costs.

(3)	Excludes generation related to power purchase agreements, including tolling agreements.

(4)	Generation divided by economic generation.

(5)	Represents open energy gross margin divided by generation.

(6)	NM is not meaningful.
Wholesale Energy Revenues.

	Three Months Ended March 31,
	2009	2008		Change
	(in millions)

Wholesale energy third-party revenues	$469	$785		$(316	)(1)
Revenues — affiliates	—	107	(2)	(107)
Unrealized losses on energy derivatives	(4)	(13)		9	(3)

Total wholesale energy revenues	$465	$879		$(414)

(1)	Decrease primarily due to (a) lower power sales volumes and (b) lower power and natural gas sales prices.

(2)	We deconsolidated Channelview on August 20, 2007. These revenues represent sales of fuel to Channelview prior to the assets being sold.

(3)	See footnote 7 under “— Wholesale Energy Margins.”

Wholesale Energy Cost of Sales.

	Three Months Ended March 31,
	2009	2008		Change
	(in millions)

Wholesale energy third-party costs	$284	$516		$(232	)(1)
Cost of sales — affiliates	—	36	(2)	(36)
Unrealized (gains) losses on energy derivatives	40	(43)		83	(3)

Total wholesale energy cost of sales	$324	$509		$(185)

(1)	Decrease primarily due to (a) lower prices paid for natural gas and (b) lower natural gas volumes purchased.

(2)	We deconsolidated Channelview on August 20, 2007. These cost of sales represent purchases of power from Channelview prior to the assets being sold.

(3)	See footnote 7 under “— Wholesale Energy Margins.”
Wholesale Energy Margins.

	Three Months Ended March 31,
	2009	2008	Change
	(in millions)

Open energy gross margin(1):
PJM Coal	$81	$180	$(99	)(2)
MISO Coal	11	46	(35	)(2)
PJM/MISO Gas	1	5	(4)
West	1	(5)	6
Other	—	—	—

Total	94	226	(132)

Other margin(3):
PJM Coal	34	18	16	(4)
MISO Coal	2	2	—
PJM/MISO Gas	38	27	11	(4)
West	7	22	(15	)(5)
Other	14	9	5

Total	95	78	17

Open wholesale gross margin	189	304	(115)

Operation and maintenance	(156)	(152)	(4)
Other	—	(1)	1

Open wholesale contribution margin	33	151	(118)
Wholesale hedges	(4)	36	(40	)(6)
Unrealized gains (losses) on energy derivatives	(44)	30	(74	)(7)

Total wholesale energy contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives(8)	$(15)	$217	$(232)

(1)	Open energy gross margin is calculated using the power sales prices received by the plants less delivered spot fuel prices. This figure excludes the effects of other margin, our wholesale hedges and unrealized gains/losses on energy derivatives.

(2)	Decrease primarily due to lower unit margins (lower power prices).

(3)	Other margin represents power purchase agreements, capacity payments, ancillary services revenues and selective commercial hedge strategies.

(4)	Increase primarily due to higher RPM capacity payments.

(5)	Decrease primarily due to (a) reduced selective commercial hedge activities and (b) lower capacity payments.

(6)	Decrease primarily due to (a) $49 million decline on fuel hedges, (b) $24 million loss on market adjustments to inventory and (c) $15 million loss primarily related to payments to reduce fixed price coal commitments for future periods. These decreases were partially offset by (a) $23 million gain on a hedge of generation and (b) $15 million increase on hedges of natural gas transportation.

(7)	Decrease primarily due to (a) $63 million in losses from changes in prices on our energy derivatives marked to market and (b) $11 million loss due to reversal of previously recognized unrealized gains on energy derivatives which settled during the period.

(8)	Wholesale energy segment profit and loss measure.

General and Administrative.

	Three Months Ended March 31,
	2009	2008	Change
	(in millions)

Salaries and benefits	$17	$14	$3
Professional fees, contract services and information systems maintenance	6	7	(1)
Rent and utilities	4	4	—
Legal costs	1	1	—
Other, net	1	2	(1)

General and administrative	$29	$28	$1

Western States Litigation and Similar Settlements. See note 11(a) to our consolidated financial statements in our Form 10-K.
Gains on Sales of Assets and Emission and Exchange Allowances, Net.

	Three Months Ended March 31,
	2009	2008	Change
	(in millions)

CO2 exchange allowances	$10	$—	$10
SO2 and NOx emission allowances	7	—	7
Bighorn plant	2	—	2
Other, net	(1)	1	(2)

Gains on sales of assets and emission and exchange allowances, net	$18	$1	$17

Depreciation and Amortization.

	Three Months Ended March 31,
	2009	2008	Change
	(in millions)

Depreciation on plants	$55	$58	$(3)
Other, net — depreciation	4	4	—

Depreciation	59	62	(3)

Amortization of emission allowances	8	20	(12	)(1)
Other, net — amortization	1	1	—

Amortization	9	21	(12)

Depreciation and amortization	$68	$83	$(15)

(1)	Decrease primarily due to (a) lower weighted average cost of SO2 allowances and (b) decrease in SO2 allowances used.
Income of Equity Investment, Net. This represents income, which did not change significantly, from our equity method investment in Sabine Cogen, LP.
Other, Net. Other, net did not change significantly.

Interest Expense.

	Three Months Ended March 31,
	2009	2008	Change
	(in millions)

Fixed-rate debt	$53	$53	$—
Deferred financing costs	2	3	(1)
Financing fees expensed	2	2	—
Amortization of fair value adjustment of acquired debt	(3)	(3)	—
Capitalized interest(1)	(7)	(3)	(4)
Other, net	—	—	—

Interest expense	$47 (2)	$52 (2)	$(5)

(1)	Relates primarily to scrubber projects at our Cheswick and Keystone plants.

(2)	See notes 7 and 15 to our interim financial statements regarding certain debt and related interest expense classified in discontinued operations.
Interest Income.

	Three Months Ended March 31,
	2009	2008	Change
	(in millions)

Interest on temporary cash investments	$1	$5	$(4)
Net margin deposits	—	1	(1)
Other, net	(1)	—	(1)

Interest income	$—	$6	$(6)

Income Tax Expense (Benefit). See note 9 to our interim financial statements.
Income (Loss) from Discontinued Operations. See note 15 to our interim financial statements.
Liquidity and Capital Resources
On May 1, 2009, we sold our Texas retail business for $287.5 million in cash plus the value of the net working capital. We currently estimate the net working capital to be $65 million. We estimate our net proceeds will be approximately $300 million after certain expenses. We are required to offer a portion of the net proceeds to holders of our secured notes and PEDFA bonds. The offer is currently estimated at $238 million. See “— Recent Events” and notes 11(b) and 15 to our interim financial statements.
As of May 1, 2009, we had total available liquidity of $2.2 billion, comprised of unused borrowing capacity, letters of credit capacity and cash and cash equivalents. During the three months ended March 31, 2009, we generated $199 million in operating cash flows from continuing operations, including the changes in margin deposits of $106 million (cash inflow).
See “— Historical Cash Flows” for further detail of our cash flows from operating activities and explanation of our $52 million use of cash from investing activities from continuing operations for the three months ended March 31, 2009.
Based on our assessment of the near term economic environment and volatility in commodity markets, we have hedged approximately 25% of our estimated 2010 power generation (based on MWh). We expect these hedges will reduce the effect of commodity volatility on our 2010 cash flows. We continue to monitor our business and hedging to provide adequate cash flows in the event of a sustained depressed environment.
See note 9 to our interim financial statements regarding an expected income tax cash payment of approximately $60 million to $65 million relating to California-related matters.
See “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of our Form 10-K and note 6 to our consolidated financial statements in our Form 10-K.

Credit Risk
By extending credit to our counterparties, we are exposed to credit risk. For discussion of our credit risk policy, see note 4 to our interim financial statements.
As of March 31, 2009, our derivative assets and accounts receivable from our wholesale energy counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, are:

	Exposure	Credit		Number of		Net Exposure of
	Before	Collateral	Exposure	Counterparties		Counterparties
Credit Rating Equivalent	Collateral(1)	Held	Net of Collateral	>10%(2)		>10%(2)
	(dollars in millions)

Investment grade	$110	$2	$108	1	(3)	$70
Non-investment grade	3	—	3	—		—
No external ratings:
Internally rated — Investment grade	107	—	107	1	(4)	102
Internally rated — Non-investment grade	7	5	2	—		—

Total	$227	$7	$220	2		$172

(1)	The table excludes amounts related to contracts classified as normal purchase/normal sale and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Nonperformance could have a material adverse impact on our future results of operations, financial condition and cash flows.

(2)	See note 4 to our interim financial statements.

(3)	This counterparty is a financial institution.

(4)	This counterparty is a power grid operator.
Off-Balance Sheet Arrangements
As of March 31, 2009, we have no off-balance sheet arrangements.
Historical Cash Flows
Cash Flows — Operating Activities

	Three Months Ended March 31,
	2009	2008		Change
	(in millions)

Operating income (loss)	$(94)	$70		$(164)
Depreciation and amortization	68	83		(15)
Gains on sales of assets and emission allowances, net	(18)	(1)		(17)
Net changes in energy derivatives	44 (1)	(30	) (2)	74
Western states litigation and similar settlements	—	34		(34)
Margin deposits, net	106	9		97
Change in accounts and notes receivable and accounts payable, net	89	23		66
Change in inventory	21	27		(6)
Settlements of exchange transactions prior to contractual period(3)	(10)	(4)		(6)
Interest payments, net of capitalized interest	5	—		5
Income tax payments, net of refunds	(4)	22		(26)
Prepaid lease obligation	(6)	(7)		1
Other, net	(2)	(19)		17

Net cash provided by continuing operations from operating activities	199	207		(8)
Net cash provided by discontinued operations from operating activities	289	97		192

Net cash provided by operating activities	$488	$304		$184

(1)	Includes unrealized losses on energy derivatives of $44 million.

(2)	Includes unrealized gains on energy derivatives of $30 million.

(3)	Represents exchange transactions financially settled within three business days prior to the contractual delivery month.

Cash Flows — Investing Activities

	Three Months Ended March 31,
	2009	2008	Change
	(in millions)

Capital expenditures	$(55)	$(45)	$(10)
Proceeds from sales of emission allowances	12	2	10
Purchases of emission allowances	(5)	(4)	(1)
Restricted cash	(4)	(2)	(2)

Net cash used in continuing operations from investing activities	(52)	(49)	(3)
Net cash used in discontinued operations from investing activities	(15)	(5)	(10)

Net cash used in investing activities	$(67)	$(54)	$(13)

Cash Flows — Financing Activities

	Three Months Ended March 31,
	2009	2008	Change
	(in millions)

Payments of senior secured notes	$—	$(45)	$45
Proceeds from issuance of stock	2	5	(3)

Net cash provided by (used in) financing activities	$2	$(40)	$42

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks and Risk Management
Our primary market risk exposure relates to fluctuations in commodity prices. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K and note 3 to our interim financial statements.
Non-Trading Market Risks
Commodity Price Risk
As of March 31, 2009, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

	Twelve
	Months
	Ending
	March 31,	Remainder				2014 and	Total fair
Source of Fair Value	2010	of 2010	2011	2012	2013	thereafter	value
			(in millions)

Prices actively quoted (Level 1)	$8	$2	$—	$—	$—	$—	$10
Prices provided by other external sources (Level 2)	42	(16)	(35)	(13)	—	—	(22)
Prices based on models and other valuation methods (Level 3)	(146)	—	—	—	—	—	(146)

Total mark-to-market non-trading derivatives	$(96)	$(14)	$(35)	$(13)	$—	$—	$(158)

The fair values shown in the table above are subject to significant changes due to fluctuating commodity forward market prices, volatility and credit risk. Market prices assume a functioning market with an adequate number of buyers and sellers to provide liquidity. Insufficient market liquidity could significantly affect the values that could be obtained for these contracts, as well as the costs at which these contracts could be hedged. In addition, we have committed volumes under some coal contracts through 2010 and 2011 for which the contract prices are subject to negotiation prior to the beginning of each year. For further discussion of how we arrive at these fair values, see note 2(d) to our consolidated financial statements in our Form 10-K, note 5 to our interim financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates—Critical Accounting Estimates” in Item 7 of our Form 10-K.
A hypothetical 10% movement in the underlying energy prices would have the following potential loss impacts on our non-trading derivatives:

As of	Market Prices	Earnings Impact	Fair Value Impact
		(in millions)

March 31, 2009	10% decrease	$(11)	$(11)
December 31, 2008	10% decrease	(5)	(5)
Interest Rate Risk
As of March 31, 2009 and December 31, 2008, we have no variable rate debt outstanding. We earn interest income, for which the interest rates vary, on our cash and cash equivalents and net margin deposits. During the three months ended March 31, 2009 and twelve months ended December 31, 2008, we had no variable rate interest expense and our interest income was $1 million and $20 million, respectively.
If interest rates decreased by one percentage point from their March 31, 2009 and December 31, 2008 levels, the fair values of our fixed rate debt from continuing operations would have increased by $121 million and $111 million, respectively.

Trading Market Risks
As of March 31, 2009, the fair values of the contracts related to our legacy trading and non-core asset management positions and recorded as net derivative assets and liabilities are:

	Twelve
	Months
	Ending
	March 31,	Remainder				2014 and	Total fair
Source of Fair Value	2010	of 2010	2011	2012	2013	thereafter	value
			(in millions)

Prices actively quoted (Level 1)	$25	$12	$—	$—	$—	$—	$37
Prices provided by other external sources (Level 2)	—	—	—	—	—	—	—
Prices based on models and other valuation methods (Level 3)	(4)	(3)	—	—	—	—	(7)

Total	$21	$9	$—	$—	$—	$—	$30

The fair values in the above table are subject to significant changes based on fluctuating market prices and conditions. See the discussion above related to non-trading derivative assets and liabilities for further information on items that impact our portfolio of trading contracts.
Our consolidated realized and unrealized margins relating to these positions are (income (loss)):

	Three Months Ended March 31,
	2009	2008
	(in millions)

Realized	$11	$7
Unrealized	—	(11)

Total	$11	$(4)

An analysis of these net derivative assets and liabilities is:

	Three Months Ended March 31,
	2009		2008
	(in millions)

Fair value of contracts outstanding, beginning of period	$30		$19
Contracts realized or settled	(12	)(1)	(10	)(2)
Changes in fair values attributable to market price and other market changes	12		2

Fair value of contracts outstanding, end of period	$30		$11

(1)	Amount includes realized gain of $12 million.

(2)	Amount includes realized gain of $7 million and deferred settlements of $3 million.
The daily value-at-risk for our legacy trading and non-core asset management positions is:

	2009(1)	2008
	(in millions)

As of March 31	$3	$1
Three months ended March 31:
Average	3	1
High	4	1
Low	2	—

(1)	The major parameters for calculating daily value-at-risk remain the same during 2009 as disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K.

Fair Value Measurements
We apply recurring fair value measurements to our derivatives assets and liabilities. See note 5 to our interim financial statements. Derivative instruments classified as Level 2 primarily include over-the-counter (OTC) derivative instruments such as generic swaps and forwards. The fair value measurements of these derivative assets and liabilities are based largely on unadjusted indicative quoted prices from independent brokers in active markets. An active market is considered to have transactions with sufficient frequency and volume to provide pricing information on an ongoing basis. Derivative instruments for which fair value is calculated using quoted prices that are deemed not active or that have been extrapolated from quoted prices in active markets are classified as Level 3. For certain natural gas and power contracts, we adjust seasonal or calendar year quoted prices based on historical observations to represent fair value for each month in the season or calendar year, such that the average of all months is equal to the quoted price. A derivative instrument that has a tenor that does not span the quoted period is considered an unobservable Level 3 measurement.
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
To determine the fair value for Level 3 energy derivatives where there are no market quotes or external valuation services, we rely on various modeling techniques. We use a variety of valuation models, which vary in complexity depending on the contractual terms of, and inherent risks in, the instrument being valued. We use both industry-standard models as well as internally developed proprietary valuation models that consider various assumptions such as market prices for power and fuel, price shapes, volatilities and correlations as well as other relevant factors as may be deemed appropriate. There is inherent risk in valuation modeling given the complexity and volatility of energy markets. Therefore, it is possible that results in future periods may be materially different as contracts are ultimately settled.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of March 31, 2009, the end of the period covered by this Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See note 11 to our interim financial statements in this Form 10-Q.
ITEM 6. EXHIBITS
Exhibits.
See Index of Exhibits.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RRI ENERGY, INC. (Registrant)
May 11, 2009	By:	/s/ Thomas C. Livengood
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

SEC File or
Exhibit		Report or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

+2.1	Letter Agreement dated March 24, 2009 re: Section 7.11 of the Membership Interest Purchase Agreement, dated as of February 28, 2009 by and between Reliant Energy, Inc. and NRG Retail LLC

+2.2	Letter Agreement dated April 9, 2009 re: Section 7.9(iv) of the Membership Interest Purchase Agreement, dated as of February 28, 2009 by and between Reliant Energy, Inc. and NRG Retail LLC

+2.3	Letter Agreement dated April 28, 2009 re: Sections 3.2(i), 7.12, 7.13(b) and 7.20 of the Membership Interest Purchase Agreement, dated as of February 28, 2009 by and between Reliant Energy, Inc. and NRG Retail LLC

+2.4	Letter Agreement dated April 30, 2009 re: Effectiveness of the Closing of the Membership Interest Purchase Agreement, dated as of February 28, 2009 by and between Reliant Energy, Inc. and NRG Retail LLC

3.1	Third Restated Certificate of Incorporation	RRI Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	3.1

+3.2	Fifth Amended and Restated Bylaws

+3.3	Certificate of Ownership and Merger merging a wholly-owned subsidiary into registrant pursuant to Section 253 of the General Corporation Law of the State of Delaware, effective as of May 2, 2009

4.1	Registrant has omitted instruments with respect to long-term debt in an amount that does not exceed 10% of the registrant’s total assets and its subsidiaries on a consolidated basis and hereby undertakes to furnish a copy of any such agreement to the Securities and Exchange Commission upon request

+31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002