Form 10-Q
period 2009-06-30
RRI ENERGY INC
filed 2009-08-03
CIK 1126294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☑
As of July 28, 2009, the latest practicable date for determination, RRI Energy, Inc. had 351,482,149 shares of common stock outstanding and no shares of treasury stock.

i

FORWARD-LOOKING INFORMATION
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that contain projections, assumptions or estimates about our revenues, income, capital structure and other financial items, our plans and objectives for future operations or about our future economic performance, economic and market conditions, possible transactions and dispositions, financings or offerings. In many cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking.
Actual results may differ materially from those expressed or implied by the forward-looking statements as a result of many factors or events, including, but not limited to, the following:
•	Demand and market prices for electricity, purchased power and fuel and emission allowances;
•	Limitations on our ability to set rates at market prices;
•	Legislative, regulatory and/or market developments;
•	Our ability to obtain adequate fuel supply and/or transmission and distribution services;
•	Interruption or breakdown of our generating equipment and processes;
•	Failure of third parties to perform contractual obligations;
•	Changes in environmental regulations that constrain our operations or increase our compliance costs;
•	Failure by transmission system operators to communicate operating and system information properly and timely;
•	Failure to meet our debt service, restrictive covenants or collateral postings;
•	Ineffective hedging and other risk management activities;
•	Changes in the wholesale energy market or in our evaluation of our generation assets;
•	The outcome of pending or threatened lawsuits, regulatory proceedings, tax proceedings and investigations;
•	Weather-related events or other events beyond our control;
•	The timing and extent of changes in commodity prices or interest rates; and
•	Financial and economic market conditions and our access to capital.
Other factors that could cause our actual results to differ from our projected results are discussed or referred to in the “Risk Factors” section of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Our filings and other important information are also available on our investor page at www.rrienergy.com.

ii

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RRI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(thousands of dollars, except per share amounts)
Revenues:
Revenues (including $(21,842), $5,465, $(26,130) and $(6,737) unrealized gains (losses)) (including $0, $145,592, $0 and $253,001 from affiliates)	$389,777	$1,013,564	$855,961	$1,893,362

Expenses:
Cost of sales (including $28,486, $62,051, $(10,969) and $105,053 unrealized gains (losses)) (including $0, $34,593, $0 and $70,306 from affiliates)	280,067	568,876	604,741	1,077,715
Operation and maintenance	156,964	165,733	314,110	321,178
General and administrative	27,645	32,627	56,659	61,841
Western states litigation and similar settlements	—	—	—	34,000
Gains on sales of assets and emission and exchange allowances, net	(1,241)	(22,312)	(20,171)	(22,923)
Depreciation and amortization	67,646	82,909	135,504	165,706

Total operating expense	531,081	827,833	1,090,843	1,637,517

Operating Income (Loss)	(141,304)	185,731	(234,882)	255,845

Other Income (Expense):
Income (loss) of equity investment, net	(690)	988	(149)	1,195
Debt extinguishments gains (losses)	844	—	844	(1,353)
Other, net	160	90	211	26
Interest expense	(45,067)	(51,094)	(91,986)	(102,510)
Interest income	721	8,226	969	14,651

Total other expense	(44,032)	(41,790)	(90,111)	(87,991)

Income (Loss) from Continuing Operations Before Income Taxes	(185,336)	143,941	(324,993)	167,854
Income tax expense (benefit)	(81,644)	61,963	(115,520)	72,940

Income (Loss) from Continuing Operations	(103,692)	81,978	(209,473)	94,914
Income from discontinued operations	907,258	276,710	861,626	640,986

Net Income	$803,566	$358,688	$652,153	$735,900

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$(0.30)	$0.24	$(0.60)	$0.27
Income from discontinued operations	2.59	0.79	2.46	1.86

Net income	$2.29	$1.03	$1.86	$2.13

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$(0.30)	$0.23	$(0.60)	$0.27
Income from discontinued operations	2.59	0.78	2.46	1.81

Net income	$2.29	$1.01	$1.86	$2.08

See Notes to our Unaudited Consolidated Interim Financial Statements

RRI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
	(thousands of dollars, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$1,486,965	$1,004,367
Restricted cash	2,778	2,721
Accounts and notes receivable, principally customer	127,479	249,871
Inventory	303,984	314,999
Derivative assets	157,023	161,340
Margin deposits	18,078	32,676
Investment in and receivables from Channelview, net	24,569	58,703
Prepayments and other current assets	105,146	124,449
Current assets of discontinued operations ($152,000 and $295,477 of margin deposits)	271,538	2,506,340

Total current assets	2,497,560	4,455,466

Property, plant and equipment, gross	6,510,780	6,417,268
Accumulated depreciation	(1,722,634)	(1,597,479)

Property, Plant and Equipment, net	4,788,146	4,819,789

Other Assets:
Other intangibles, net	373,773	380,554
Derivative assets	84,004	78,879
Prepaid lease	264,893	273,374
Other ($31,888 and $29,012 accounted for at fair value)	238,142	219,552
Long-term assets of discontinued operations	25,717	494,781

Total other assets	986,529	1,447,140

Total Assets	$8,272,235	$10,722,395

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$410,799	$12,517
Accounts payable, principally trade	137,239	156,604
Derivative liabilities	234,906	202,206
Margin deposits	28,000	93,000
Other	206,698	199,026
Current liabilities of discontinued operations ($42,250 and $0 of margin deposits)	187,391	2,375,895

Total current liabilities	1,205,033	3,039,248

Other Liabilities:
Derivative liabilities	115,596	140,493
Other	305,407	272,079
Long-term liabilities of discontinued operations	29,872	873,190

Total other liabilities	450,875	1,285,762

Long-term Debt	2,160,501	2,610,737

Commitments and Contingencies
Temporary Equity Stock-based Compensation	4,934	9,004

Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 350,711,802 and 349,812,537 issued)	112	111
Additional paid-in capital	6,248,060	6,238,639
Accumulated deficit	(1,723,048)	(2,375,201)
Accumulated other comprehensive loss	(74,232)	(85,905)

Total stockholders’ equity	4,450,892	3,777,644

Total Liabilities and Equity	$8,272,235	$10,722,395

See Notes to our Unaudited Consolidated Interim Financial Statements

RRI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(thousands of dollars)
Cash Flows from Operating Activities:
Net income	$652,153	$735,900
Income from discontinued operations	(861,626)	(640,986)

Net income (loss) from continuing operations	(209,473)	94,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,504	165,706
Deferred income taxes	(115,850)	71,419
Net changes in energy derivatives	37,099	(98,316)
Amortization of deferred financing costs	4,292	4,206
Gains on sales of assets and emission and exchange allowances, net	(20,171)	(22,923)
Western states litigation and similar settlements	—	34,000
Other, net	7,450	(1,268)
Changes in other assets and liabilities:
Accounts and notes receivable, net	126,059	(158,758)
Changes in notes, receivables and payables with affiliate, net	(1,230)	(5,440)
Inventory	12,610	(42,445)
Margin deposits, net	(50,402)	(54,644)
Net derivative assets and liabilities	(21,965)	(9,519)
Accounts payable	(7,453)	88,399
Other current assets	3,759	(6,819)
Other assets	9,073	19,190
Taxes payable/receivable	(4,936)	19,971
Other current liabilities	(4,207)	(8,100)
Other liabilities	3,322	(1,242)

Net cash provided by (used in) continuing operations from operating activities	(96,519)	88,331
Net cash provided by discontinued operations from operating activities	508,602	102,531

Net cash provided by operating activities	412,083	190,862

Cash Flows from Investing Activities:
Capital expenditures	(114,964)	(102,930)
Proceeds from sales of assets, net	35,931	—
Proceeds from sales of emission and exchange allowances	19,175	28,420
Purchases of emission allowances	(5,662)	(17,644)
Restricted cash	(57)	(3,835)
Other, net	1,500	1,435

Net cash used in continuing operations from investing activities	(64,077)	(94,554)
Net cash provided by (used in) discontinued operations from investing activities	299,004	(14,200)

Net cash provided by (used in) investing activities	234,927	(108,754)

Cash Flows from Financing Activities:
Payments of long-term debt	(44,780)	(45,193)
Payments of debt extinguishments expenses	—	(423)
Proceeds from issuances of stock	2,309	5,769

Net cash used in continuing operations from financing activities	(42,471)	(39,847)
Net cash used in discontinued operations from financing activities	(225,300)	—

Net cash used in financing activities	(267,771)	(39,847)

Net Change in Cash and Cash Equivalents, Total Operations	379,239	42,261
Less: Net Change in Cash and Cash Equivalents, Discontinued Operations	(103,359)	(325)
Cash and Cash Equivalents at Beginning of Period, Continuing Operations	1,004,367	524,070

Cash and Cash Equivalents at End of Period, Continuing Operations	$1,486,965	$566,656

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$95,105	$104,797
Income taxes paid (net of income tax refunds) for continuing operations	3,582	(13,449)
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
On May 1, 2009, we sold our interests in the affiliates that operated our Texas retail business. In connection with this sale, we changed our name to RRI Energy, Inc. from Reliant Energy, Inc. effective May 2, 2009. See note 15.
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
We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. We have evaluated subsequent events for recording and disclosure to August 3, 2009, the date the interim financial statements were issued.
Adjustments and Reclassifications. The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to present fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for electricity and energy services, changes in commodity prices, and changes in regulations, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors. We have reclassified certain amounts reported in these interim financial statements from prior periods to conform to the 2009 presentation. We reclassified amounts on our December 31, 2008 consolidated balance sheet relating primarily to continuing versus discontinued margin deposits, which increased our total assets and total liabilities by $93 million. These reclassifications had no impact on reported earnings/losses.
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
Inventory. We value fuel inventories at the lower of average cost or market. We reduce these inventories as they are used in the production of electricity or sold. We recorded $35 million and $1 million during the three months ended June 30, 2009 and 2008, respectively, for lower of average cost or market adjustments in cost of sales and recorded $59 million and $1 million during the six months ended June 30, 2009 and 2008, respectively.
FASB Codification. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification became effective for us in the third quarter of 2009. The Codification brings together in one place all authoritative GAAP and substantially retains existing GAAP. This change will not affect our consolidated financial statements.

New Accounting Pronouncement Adopted — Interim Disclosures about Fair Value of Financial Instruments. The FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is effective for our June 30, 2009 interim financial statements. The FSP amends Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments” and requires us to provide information about the fair value of our financial instruments, including methods and significant assumptions used to estimate the fair value, in interim financial statements. See note 3.
New Accounting Pronouncement Adopted — Fair Value Measurements. The FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which is effective for our June 30, 2009 interim financial statements. The FSP provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, “Fair Value Measurements” when there has been a significant decrease in the volume and level of activity for an asset or liability compared with normal market activity for the asset or liability. This FSP did not have a significant impact on our consolidated financial statements since the markets in which we purchase and sell commodities and derivative instruments are not distressed. See notes 3 and 4.
New Accounting Pronouncement Not Yet Adopted — Disclosures about Plan Assets. The FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which is effective for 2009. In addition to enhanced disclosures regarding investment policies and strategies, this FSP will require us to disclose in our 2009 Annual Report on Form 10-K information about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS No. 157, “Fair Value Measurements.”
(2) Stock-based Compensation and Other Employee Matters
Stock-based Compensation. Our compensation expense for our stock-based incentive plans was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Stock-based incentive plans compensation expense (pre-tax)(1)	$1	$4	$4	$8

(1)	See note 10(a) to our consolidated financial statements in our Form 10-K for information about our stock-based incentive plans compensation expense.
During June 2009, the compensation committee of our board of directors granted 817,030 time-based restricted stock units and 817,030 time-based cash units to employees under our stock and incentive plans. The awards will vest in June 2012. No tax benefits related to stock-based compensation were realized during the three and six months ended June 30, 2009 and 2008 due to our net operating loss carryforwards.
Other Employee Matters. As of June 30, 2009, approximately 45% of our employees are subject to collective bargaining arrangements. Approximately 35% of our employees are subject to collective bargaining arrangements that will expire by June 30, 2010. We intend to negotiate the renewal of these agreements.
(3) Fair Value Measurements
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

Level 1:	Level 1 represents unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date. This category primarily includes our energy derivative instruments that are exchange-traded or that are cleared and settled through the exchange. It also includes our available-for-sale and trading securities.

Level 2:	Level 2 represents quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data. This category includes emission allowances futures that are exchange-traded and over-the-counter (OTC) derivative instruments such as generic swaps, forwards and options.

Level 3:	This category includes our energy derivative instruments whose fair value is estimated based on internally developed models and methodologies utilizing significant inputs that are generally less readily observable from objective sources (such as implied volatilities and correlations). Our OTC, complex or structured derivative instruments that are transacted in less liquid markets with limited pricing information are included in Level 3. Examples are coal contracts, longer term natural gas contracts and options valued using implied or internally-developed inputs.
We value some of our OTC, complex or structured derivative instruments using valuation models, which utilize inputs that may not be corroborated by market data, such as market prices for power and fuel, price shapes, volatilities and correlations as well as other relevant factors. When such inputs are significant to the fair value measurement, the derivative assets or liabilities are classified as Level 3 when we do not have corroborating market evidence to support significant valuation model inputs and cannot verify the model to market transactions. We believe the transaction price is the best estimate of fair value at inception under the exit price methodology. Accordingly, when a pricing model is used to value such an instrument, the resulting value is adjusted so the model value at inception equals the transaction price. Valuation models are typically impacted by Level 1 or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, we update Level 1 and Level 2 inputs to reflect observable market changes. Level 3 inputs are updated when corroborated by available market evidence. In the absence of such evidence, management’s best estimate is used.
Fair Value of Derivative Instruments and Certain Other Assets. We apply recurring fair value measurements to our financial assets and liabilities. Fair value measurements of our financial assets and liabilities are as follows:

	June 30, 2009
						Total
	Level 1	Level 2	Level 3	Reclassification		Fair Value
	(in millions)

Total derivative assets	$172	$68	$1	$—	(1)	$241
Total derivative liabilities	53	179	118	—	(1)	350
Other assets(2)	32	—	—	—		32

(1)	Reclassifications are required to reconcile to our consolidated balance sheet presentation. Amounts are insignificant as of June 30, 2009.

(2)	Includes $12 million in available-for-sale securities (shares in a public exchange) and $20 million in trading securities (rabbi trust investments (which is comprised of mutual funds) associated with our non-qualified deferred compensation plans for key and highly compensated employees).

	December 31, 2008
						Total
	Level 1	Level 2	Level 3	Reclassifications		Fair Value
	(in millions)

Total derivative assets	$125	$111	$7	$(3	)(1)	$240
Total derivative liabilities	17	208	121	(3	)(1)	343
Other assets(2)	29	—	—	—		29

(1)	Reclassifications are required to reconcile to our consolidated balance sheet presentation.

(2)	Includes $8 million in available-for-sale securities (shares in a public exchange) and $21 million in trading securities (rabbi trust investments (which is comprised of mutual funds) associated with our non-qualified deferred compensation plans for key and highly compensated employees).

The fair values of cash and cash equivalents, accounts receivable and payable, margin deposits, available-for-sale securities, trading securities and derivative assets and liabilities approximate their carrying amounts. Values of our debt for continuing operations (see note 7) are:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value(1)	Value	Value(1)
	(in millions)

Fixed rate debt	$2,572	$2,421	$2,623	$2,168

Total debt	$2,572	$2,421	$2,623	$2,168

(1)	We based the fair values of our fixed rate debt on market prices and quotes from an investment bank.
The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Net Derivatives (Level 3)				Net Derivatives (Level 3)
	(in millions)

Balance, beginning of period	$(153)		$85		$(114)		$21
Total gains (losses) realized/unrealized:
Included in earnings	(12	)(1)	127	(1)	(79	)(1)	141	(1)
Purchases, issuances and settlements (net)	48		(36)		76		14
Transfers in and/or out of Level 3 (net)	—	(2)	—	(3)	—	(4)	—	(5)

Balance, end of period	$(117)		$176		$(117)		$176

Changes in unrealized gains (losses) relating to derivative assets and liabilities still held at June 30, 2009 and 2008:
Revenues	$—		$(2)		$(2)		$(1)
Cost of sales	(5)		124		(54)		102

Total	$(5)		$122		$(56)		$101

(1)	Recorded in revenues and cost of sales.

(2)	Represents fair value as of March 31, 2009.

(3)	Represents fair value as of March 31, 2008.

(4)	Represents fair value as of December 31, 2008.

(5)	Represents fair value as of December 31, 2007.
See note 2(e) to our consolidated financial statements in our Form 10-K for additional information about fair value measurements.
(4) Derivative Instruments and Hedging Activities
We account for our derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). Effective January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).
Changes in commodity prices prior to the energy delivery period are inherent in our business. However, we believe the benefits of generally hedging our generation assets do not justify the costs, including collateral postings. Accordingly, we may enter selective hedges, including originated transactions, based on our assessment of (a) operational and market limitations requiring us to enter into power, fuel, capacity and emissions transactions to manage our generation assets, (b) the near term economic environment and volatile commodity markets and the benefits of hedging some of the downside risk to our earnings and cash flows and (c) market fundamentals and the opportunity to increase the return from our generation assets. For our risk management activities, we use derivative and non-derivative contracts that provide for settlement in cash or by delivery of a commodity. We use derivative instruments such as futures, forwards, swaps and options to execute our wholesale hedge strategy. We may also enter into derivatives to manage our exposure to changes in prices of emission and exchange allowances.

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
A summary of our derivative activities and classification in our results of operations is:

	Primary		Transactions that
	Risk	Purpose for Holding or	Physically	Transactions that
Instrument	Exposure	Issuing Instrument(1)	Flow/Settle	Financially Settle(2)

Power futures, forward, swap and option contracts	Price risk	Power sales to customers	Revenues	Revenues
		Power purchases related to operations	Cost of sales	Revenues
		Power purchases/sales related to legacy trading and non-core asset management positions(3)	Revenues	Revenues

Natural gas and fuel futures, forward, swap and option contracts	Price risk	Natural gas and fuel sales related to operations	Revenues/Cost of sales	Cost of sales
		Natural gas sales related to power generation(4)	N/A(5)	Revenues
		Natural gas and fuel purchases related to operations	Cost of sales	Cost of sales
		Natural gas and fuel purchases/sales related to legacy trading and non-core asset management positions(3)	Cost of sales	Cost of sales

Emission and exchange allowances futures(6)	Price risk	Purchases/sales of emission and exchange allowances	N/A(5)	Revenues/Cost of sales

(1)	The purpose for holding or issuing does not impact the accounting method elected for each instrument.

(2)	Includes classification for mark-to-market derivatives and amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges.

(3)	See discussion below regarding trading activities.

(4)	Natural gas financial swaps and options transacted to economically hedge generation in the PJM region.

(5)	N/A is not applicable.

(6)	Includes emission and exchange allowances futures for sulfur dioxide (SO2), nitrogen oxide (NOX) and carbon dioxide (CO2).
In addition to market risk, we are exposed to credit and operational risk. We have a risk control framework to manage these risks, which include: (a) measuring and monitoring these risks, (b) review and approval of new transactions relative to these risks, (c) transaction validation and (d) portfolio valuation and reporting. We use mark-to-market valuation, value-at-risk and other metrics in monitoring and measuring risk. Our risk control framework includes a variety of separate but complementary processes, which involve commercial and senior management and our Board of Directors. See note 5 for further discussion of our credit policy.
Earnings Volatility from Derivative Instruments. We procure natural gas, coal, oil, natural gas transportation and storage capacity and other energy-related commodities to support our business. Some types of transactions may cause us to experience volatility in our earnings due to natural gas inventory related to transportation and storage generally receiving accrual treatment while the related derivative instruments are marked to market through earnings.

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
Over the past several years, we have substantially decreased derivatives accounted for as cash flow hedges, in favor of utilizing the mark-to-market method of accounting or the normal purchase/normal sale exception for these derivatives. During the first quarter of 2007, we de-designated our remaining cash flow hedges; therefore, as of June 30, 2009 and December 31, 2008, we do not have any designated cash flow hedges.
Presentation of Derivative Assets and Liabilities. We present our derivative assets and liabilities on a gross basis (regardless of master netting arrangements with the same counterparty). Cash collateral amounts are also presented on a gross basis.
As of June 30, 2009, our commodity derivative assets and liabilities include amounts for non-trading and trading activities as follows:

	Derivative Assets		Derivative Liabilities		Net Derivative
	Current	Long-Term	Current	Long-Term	Assets (Liabilities)
	(in millions)
Non-trading	$95	$64	$(194)	$(102)	$(137)
Trading	62	20	(41)	(13)	28

Total derivatives	$157	$84	$(235)	$(115)	$(109)

We have the following derivative commodity contracts outstanding as of June 30, 2009:

		Notional Volumes
Commodity	Unit	Current		Long-term
		(in millions)
Power	MWh(1)	(3	)(2)	(5	)(2)
Natural gas	MMBTU(3)	7		25
Natural gas basis	MMBTU(3)	—		1
Coal	MMBTU(3)	109		235

(1)	MWh is megawatt hours.

(2)	Negative amounts indicate net forward sales.

(3)	MMBTU is million British thermal units.

The income (loss) associated with our energy derivatives is:

	Three Months Ended June 30, 2009
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133(1)	Revenues	Cost of Sales
	(in millions)

Non-Trading Commodity Contracts:
Unrealized(2)	$(22)	$31
Realized(3)(4)(5)	81	(66)

Total non-trading	$59	$(35)

Trading Commodity Contracts:
Unrealized	$—	$(2)
Realized(3)	—	1

Total trading	$—	$(1)

	Six Months Ended June 30, 2009
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133(1)	Revenues	Cost of Sales
	(in millions)

Non-Trading Commodity Contracts:
Unrealized(2)	$(26)	$(9)
Realized(3)(4)(5)	187	(74)

Total non-trading	$161	$(83)

Trading Commodity Contracts:
Unrealized	$—	$(2)
Realized(3)	—	20

Total trading	$—	$18

(1)	Interest rate swap instruments were liquidated in 2002 and the related deferred losses in accumulated other comprehensive loss are being amortized into interest expense through 2012. An immaterial amount was amortized during the three and six months ended June 30, 2009 and 2008, which was included in interest expense under other operations.

(2)	During 2007, we de-designated our remaining cash flow hedges. During the three and six months ended June 30, 2009, previously measured ineffectiveness gains (losses) reversing due to settlement of the derivative contracts was insignificant.

(3)	Does not include realized gains or losses associated with cash month transactions, non-derivative transactions or derivative transactions that qualify for the normal purchase/normal sale exception.

(4)	Excludes settlement value of fuel contracts classified as inventory upon settlement.

(5)	Includes gains or losses from de-designated cash flow hedges reclassified from accumulated other comprehensive loss due to settlement of the derivative contracts. See note 6.
As of June 30, 2009 and December 31, 2008, we do not have any designated cash flow hedges. Amounts included in accumulated other comprehensive loss are:

	June 30, 2009
		Expected to be
		Reclassified into
		Results of
	At the End of the	Operations
	Period	in Next 12 Months
	(in millions)

De-designated cash flow hedges(1)(2)(3)	$41	$15

(1)	No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(2)	During the three and six months ended June 30, 2008, previously measured ineffectiveness gains (losses) in revenues of $1 million and $0, respectively, reversed due to settlement of the derivative contracts.

(3)	During the three and six months ended June 30, 2009 and 2008, $0 was recognized in our results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(in millions)

Revenues	$—	$—	$—	$—
Cost of sales	5	(13)	16	(17)

Total(1)	$5	$(13)	$16	$(17)

(1)	Includes realized and unrealized gains and losses on both derivative instruments and non-derivative instruments.

(5)	Credit Risk
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
Our credit exposure is based on our derivative assets and accounts receivable from our wholesale energy counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties. We believe this represents the maximum potential loss we would incur if our counterparties failed to perform according to their contract terms. In determining the fair value of our derivative assets, we include assumptions for counterparty non-performance risk. See note 3 above and note 2(e) to our consolidated financial statements in our Form 10-K for additional information about fair value measurements. Additionally, we provide an allowance for doubtful accounts for outstanding receivable balances.
As of June 30, 2009, our derivative assets and accounts receivable from our wholesale energy counterparties, after taking into consideration netting within each contract and any master netting contracts with counterparties, are:

	Exposure	Credit		Number of		Net Exposure of
	Before	Collateral	Exposure	Counterparties		Counterparties
Credit Rating Equivalent	Collateral(1) (2)	Held(3)	Net of Collateral	>10%		>10%
	(dollars in millions)

Investment grade	$224	$45	$179	2	(4)	$145
Non-investment grade	2	—	2	—		—
No external ratings:
Internally rated — Investment grade	66	—	66	1	(5)	65
Internally rated — Non-investment grade	7	6	1	—		—

Total	$299	$51	$248	3		$210

(1)	The table includes amounts related to certain contracts classified as discontinued operations in our consolidated balance sheets. These contracts settle through the expiration date in 2010.

(2)	The table excludes amounts related to contracts classified as normal purchase/normal sale and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Nonperformance could have a material adverse impact on our future results of operations, financial condition and cash flows.

(3)	Collateral consists of cash, standby letters of credit and other forms approved by management.

(4)	These counterparties are a power grid operator and an energy merchant.

(5)	This counterparty is a financial institution.
As of December 31, 2008, three investment grade counterparties (a financial institution and two power grid operators) represented 63% ($156 million) of our credit exposure.
Based on our current credit ratings, any additional collateral postings that would be required from us due to a credit downgrade would be immaterial. As of June 30, 2009 and December 31, 2008, we have posted cash margin deposits of $122 million and $70 million, respectively, as collateral for our derivative liabilities receiving mark-to-market accounting treatment and our accounts payable (classified either as continuing or discontinued operations). Additionally, as of June 30, 2009 and December 31, 2008, we have $95 million and $103 million, respectively, in letters of credit issued as collateral for our derivative liabilities receiving mark-to-market accounting treatment and our accounts payable (classified either as continuing or discontinued operations). See note 7.

(6) Comprehensive Income
The components of total comprehensive income are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Net income	$803	$359	$652	$736
Other comprehensive income, net of tax:
Reclassification of net deferred loss from cash flow hedges realized into net income/loss (net of tax)	3	6	8	16
Unrealized gain on available-for-sale securities (net of tax)(1)	2	—	3	—
Reclassification of benefits actuarial net loss into net income/loss (net of tax)	1	—	1	—

Comprehensive income	$809	$365	$664	$752

(1)	As of June 30, 2009 and December 31, 2008, $12 million and $8 million, respectively, of unrealized net gains (excluding taxes) are included in accumulated other comprehensive loss for available-for-sale securities.

(7)	Debt

	June 30, 2009			December 31, 2008
	Weighted			Weighted
	Average			Average
	Stated			Stated
	Interest			Interest
	Rate(1)	Long-term	Current	Rate(1)	Long-term	Current
	(in millions, except interest rates)

Facilities, Bonds and Notes:
RRI Energy:
Senior secured revolver due 2012	2.35%	$—	$—	3.18%	$—	$—
Senior secured notes due 2014(2)(3)	6.75	453	—	6.75	498	—
Senior unsecured notes due 2014	7.625	575	—	7.625	575	—
Senior unsecured notes due 2017	7.875	725	—	7.875	725	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)	12.00	—	400	12.00	400	—
PEDFA(4) fixed-rate bonds due 2036(5)	6.75	408	—	6.75	408	—

Total facilities, bonds and notes		2,161	400		2,606	—

Other:
Adjustment to fair value of debt(6)		—	11		4	13

Total other debt		—	11		4	13

Total debt(7)		$2,161	$411		$2,610	$13

(1)	The weighted average stated interest rates are as of June 30, 2009 or December 31, 2008.

(2)	We repurchased $45 million during the three months ended June 30, 2009. See note 15.

(3)	Excludes $22 million and $169 million classified as discontinued operations as of June 30, 2009 and December 31, 2008, respectively. See note 15.

(4)	PEDFA is the Pennsylvania Economic Development Financing Authority. These bonds were issued for our Seward plant.

(5)	Excludes $14 million and $92 million classified as discontinued operations as of June 30, 2009 and December 31, 2008, respectively. See note 15.

(6)	Debt acquired in the Orion Power acquisition was adjusted to fair value as of the acquisition date. Included in interest expense is amortization of $3 million and $3 million for valuation adjustments for debt during the three months ended June 30, 2009 and 2008, respectively, and $6 million and $6 million during the six months ended June 30, 2009 and 2008, respectively.

(7)	Excludes $36 million and $261 million classified as discontinued operations as of June 30, 2009 and December 31, 2008, respectively. See note 15.

Amounts borrowed and available for borrowing under our revolving credit agreements as of June 30, 2009 are:

	Total Committed	Drawn	Letters	Unused
	Credit	Amount	of Credit	Amount
	(in millions)

RRI Energy senior secured revolver due 2012	$500	$—	$39	$461
RRI Energy letter of credit facility due 2014	250	—	250	—

Total	$750	$—	$289	$461

(8) Earnings (Loss) Per Share
The amounts used in the basic and diluted earnings (loss) per common share computations are the same.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Income (loss) from continuing operations (basic and diluted)	$(103)	$82	$(209)	$95

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009		2008
	(shares in thousands)

Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding (basic)	350,665		346,616	350,577		346,017
Plus: Incremental shares from assumed conversions:
Stock options	—	(1)	4,317	—	(1)	4,285
Restricted stock	—	(1)	575	—	(1)	559
Employee stock purchase plan	—	(1)	47	—	(1)	23
5.00% convertible senior subordinated notes	N/A	(2)	18	N/A	(2)	115
Warrants	N/A	(3)	2,481	N/A	(3)	3,079

Weighted average shares outstanding assuming conversion (diluted)	350,665		354,054	350,577		354,078

(1)	As we incurred a loss from continuing operations for this period, diluted loss per share is calculated the same as basic loss per share.

(2)	In December 2006, we converted 99.2% of our convertible senior subordinated notes to common stock. During 2008, the remaining outstanding notes were converted to common stock.

(3)	All unexercised warrants expired in August 2008.
We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	(shares in thousands, dollars in millions)

Shares excluded from the calculation of diluted earnings (loss) per share	438	(1)	N/A	(2)	442	(1)	N/A	(2)
Shares excluded from the calculation of diluted earnings (loss) per share because the exercise price exceeded the average market price	6,217	(3)	1,833	(3)	7,086	(3)	1,849	(3)

(1)	Potential shares excluded consist of stock options, restricted stock and shares related to the employee stock purchase plan.

(2)	Not applicable as we included the item in the calculation of diluted earnings/loss per share.

(3)	Includes stock options.

(9) Income Taxes
(a) Tax Rate Reconciliation.
A reconciliation of the federal statutory income tax rate to the effective income tax rate for our continuing operations is:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009		2008

Federal statutory rate	(35)%		35%	(35)%		35%
Additions (reductions) resulting from:
Federal valuation allowance	(8)		—	—		—
State income taxes, net of federal income taxes	(1	)(1)	5 (2)	(1	)(3)	6 (4)
Other	—		3	—		2

Effective rate	(44)%		43%	(36)%		43%

(1)	Of this percentage, $9 million relates to additional valuation allowance.

(2)	Of this percentage, $3 million relates to additional valuation allowance.

(3)	Of this percentage, $15 million relates to additional valuation allowance.

(4)	Of this percentage, $4 million relates to additional valuation allowance.
(b) Tax Attributes Carryovers.
Our tax attributes carryovers were substantially not affected by the Texas retail sale to the subsidiary of NRG Energy, Inc. See note 15.
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
Our valuation allowances for continuing deferred tax assets are:

			Capital, Foreign
	Federal	State	and Other, Net
	(in millions)

As of December 31, 2008	$49	$103	$14
Changes in valuation allowance	16	6	—

As of March 31, 2009	65	109	14
Changes in valuation allowance	(16)	9	1

As of June 30, 2009	$49	$118	$15

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

Our unrecognized federal and state tax benefits did not change significantly during the three and six months ended June 30, 2009 and 2008.
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
(10) Guarantees and Indemnifications
We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the guarantee is approximately $53 million as of June 30, 2009 and no liability is recorded in our consolidated balance sheet for this item.
We also guarantee the $500 million PEDFA bonds, which are included in our consolidated balance sheet as either outstanding debt or liabilities of discontinued operations ($422 million and $500 million are in our consolidated balance sheet as of June 30, 2009 and December 31, 2008, respectively). Our guarantees are secured by the same collateral as our 6.75% senior secured notes. The guarantees require us to comply with covenants similar to those in the 6.75% senior secured notes indenture. The PEDFA bonds will become secured by certain assets of our Seward power plant if the collateral supporting both the 6.75% senior secured notes and our guarantees are released. Our maximum potential obligation under the guarantees is for payment of the principal of $500 million and related interest charges at a fixed rate of 6.75%. During June and July 2009, we purchased $78 million and $14 million, respectively, of the PEDFA bonds and are the holder of these repurchased bonds. Therefore, the net amount payable by us would not exceed the amount of PEDFA bonds outstanding, excluding the PEDFA bonds we hold.
We have guaranteed payments to a third party relating to energy sales from El Dorado Energy, LLC, a former investment. The estimated maximum potential amount of future payments under this guarantee is approximately $21 million as of June 30, 2009 and no liability is recorded in our consolidated balance sheet for this item.
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

Ash Disposal Landfill Closures. We are responsible for environmental costs related to the future closures of seven ash disposal landfills. We recorded the estimated discounted costs ($12 million as of June 30, 2009 and December 31, 2008) associated with these environmental liabilities as part of our asset retirement obligations. See note 2(q) to our consolidated financial statements in our Form 10-K.
Remediation Obligations. We are responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey. We recorded the estimated long-term liability for the remediation costs of $8 million as of June 30, 2009 and December 31, 2008.
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
(d) Other.
Excess Mitigation Credits. From January 2002 to April 2005, CenterPoint applied excess mitigation credits (EMCs) to its monthly charges to retail energy providers. The PUCT imposed these credits to facilitate the transition to competition in Texas, which had the effect of lowering the retail energy providers’ monthly charges payable to CenterPoint. CenterPoint represents that the portion of those EMCs credited to our Texas retail business totaled $385 million. In its stranded cost case, CenterPoint sought recovery of all EMCs credited to all retail electric providers, including our Texas retail business, and the PUCT ordered that relief. On appeal, the Texas Third Court of Appeals ruled that CenterPoint’s stranded cost recovery should exclude EMCs credited to our Texas retail business for price-to-beat customers. The case is now before the Texas Supreme Court. In November 2008, CenterPoint asked us to agree to suspend any limitations periods that might exist for possible claims against us or our Texas retail business if it is ultimately not allowed to include in its stranded cost calculation EMCs credited to our Texas retail business. We agreed to suspend only unexpired deadlines, if any, that may apply to a CenterPoint claim relating to EMCs credited to our Texas retail business. Regardless of the outcome of the Texas Supreme Court proceeding, we believe that any claim by CenterPoint that we are liable to it for any EMCs credited to our Texas retail business lacks legal merit and is unsupported by our Master Separation Agreement with CenterPoint. In addition, CenterPoint has publicly stated that it has no legal recourse against us or our Texas retail business for any reduction in the amount of its recoverable stranded costs should EMCs credited to our Texas retail business be excluded.
CenterPoint Indemnity. We have agreed to indemnify CenterPoint against certain losses relating to the lawsuits described in note 11(a) under “Pending Natural Gas Litigation.”
Texas Franchise Audit. The state of Texas has issued assessment orders indicating an estimated tax liability of approximately $58 million (including interest and penalties of $20 million) relating primarily to the sourcing of receipts for 2000 through 2005. We are contesting the audit assessments related to this issue.
Sales Tax Contingencies. Some of our sales tax computations are subject to challenge under audit. As of June 30, 2009 and December 31, 2008, we have $13 million accrued in current and long-term liabilities relating to these contingencies.

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

Condensed Consolidating Statements of Operations.

	Three Months Ended June 30, 2009
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$385	$186	$(181)	$390

Cost of sales	—	318	142	(179)	281
Operation and maintenance	—	47	112	(2)	157
General and administrative	—	1	27	—	28
Gains on sales of assets and emission and exchange allowances, net	—	(2)	—	—	(2)
Depreciation and amortization	—	32	35	—	67

Total	—	396	316	(181)	531

Operating loss	—	(11)	(130)	—	(141)

Loss of equity investment, net	—	(1)	—	—	(1)
Loss of equity investments of consolidated subsidiaries	(70)	(37)	—	107	—
Debt extinguishments gain	1	—	—	—	1
Interest expense	(36)	(7)	(2)	—	(45)
Interest income	1	—	—	—	1
Interest income (expense) — affiliated companies, net	18	(3)	(15)	—	—

Total other expense	(86)	(48)	(17)	107	(44)

Loss from continuing operations before income taxes	(86)	(59)	(147)	107	(185)
Income tax benefit	(18)	(11)	(54)	1	(82)

Loss from continuing operations	(68)	(48)	(93)	106	(103)
Income (loss) from discontinued operations	871	(2)	37	—	906

Net income (loss)	$803	$(50)	$(56)	$106	$803

	Three Months Ended June 30, 2008
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$990	$415	$(391)	$1,014

Cost of sales	—	825	132	(388)	569
Operation and maintenance	—	51	116	(2)	165
General and administrative	—	6	28	(1)	33
Gains on sales of assets and emission and exchange allowances, net	—	(20)	(2)	—	(22)
Depreciation and amortization	—	33	50	—	83

Total	—	895	324	(391)	828

Operating income	—	95	91	—	186

Income of equity investment, net	—	1	—	—	1
Income of equity investments of consolidated subsidiaries	353	35	—	(388)	—
Interest expense	(38)	(7)	(6)	—	(51)
Interest income	4	4	—	—	8
Interest income (expense) — affiliated companies, net	44	(28)	(16)	—	—

Total other income (expense)	363	5	(22)	(388)	(42)

Income from continuing operations before income taxes	363	100	69	(388)	144
Income tax expense	4	27	28	3	62

Income from continuing operations	359	73	41	(391)	82
Income (loss) from discontinued operations	—	(15)	291	1	277

Net income	$359	$58	$332	$(390)	$359

	Six Months Ended June 30, 2009
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$836	$443	$(423)	$856

Cost of sales	—	660	365	(420)	605
Operation and maintenance	—	109	208	(3)	314
General and administrative	—	4	53	—	57
Gains on sales of assets and emission and exchange allowances, net	—	(17)	(3)	—	(20)
Depreciation and amortization	—	64	71	—	135

Total	—	820	694	(423)	1,091

Operating income (loss)	—	16	(251)	—	(235)

Loss of equity investments of consolidated subsidiaries	(177)	(59)	—	236	—
Debt extinguishments gain	1	—	—	—	1
Interest expense	(74)	(14)	(4)	—	(92)
Interest income	1	—	—	—	1
Interest income (expense) — affiliated companies, net	35	(6)	(29)	—	—

Total other expense	(214)	(79)	(33)	236	(90)

Loss from continuing operations before income taxes	(214)	(63)	(284)	236	(325)
Income tax benefit	(11)	(2)	(106)	3	(116)

Loss from continuing operations	(203)	(61)	(178)	233	(209)
Income (loss) from discontinued operations	855	7	(1)	—	861

Net income (loss)	$652	$(54)	$(179)	$233	$652

	Six Months Ended June 30, 2008
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$1,851	$832	$(789)	$1,894

Cost of sales	—	1,597	266	(785)	1,078
Operation and maintenance	—	112	211	(2)	321
General and administrative	—	13	51	(2)	62
Western states litigation and similar settlements	34	—	—	—	34
Gains on sales of assets and emission and exchange allowances, net	—	(21)	(2)	—	(23)
Depreciation and amortization	—	69	97	—	166

Total	34	1,770	623	(789)	1,638

Operating income (loss)	(34)	81	209	—	256

Income of equity investment, net	—	1	—	—	1
Income of equity investments of consolidated subsidiaries	739	79	—	(818)	—
Debt extinguishment loss	(1)	—	—	—	(1)
Interest expense	(76)	(14)	(12)	—	(102)
Interest income	10	4	—	—	14
Interest income (expense) — affiliated companies, net	98	(65)	(33)	—	—

Total other income (expense)	770	5	(45)	(818)	(88)

Income from continuing operations before income taxes	736	86	164	(818)	168
Income tax expense (benefit)	(1)	8	66	—	73

Income from continuing operations	737	78	98	(818)	95
Income (loss) from discontinued operations	(1)	(16)	661	(3)	641

Net income	$736	$62	$759	$(821)	$736

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

	June 30, 2009
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

ASSETS
Current Assets:
Cash and cash equivalents	$1,477	$1	$9	$—	$1,487
Restricted cash	—	—	3	—	3
Accounts and notes receivable, principally customer	8	110	17	(8)	127
Accounts and notes receivable — affiliated companies	983	310	148	(1,441)	—
Inventory	—	141	163	—	304
Derivative assets	—	123	34	—	157
Investment in and receivables from Channelview, net	1	24	—	—	25
Other current assets	72	34	97	(81)	122
Current assets of discontinued operations	135	262	5	(130)	272

Total current assets	2,676	1,005	476	(1,660)	2,497

Property, Plant and Equipment, net	—	2,304	2,484	—	4,788

Other Assets:
Other intangibles, net	—	114	260	—	374
Notes receivable — affiliated companies	2,383	604	1	(2,988)	—
Equity investments of consolidated subsidiaries	1,787	273	—	(2,060)	—
Derivative assets	—	61	23	—	84
Other long-term assets	42	800	348	(687)	503
Long-term assets of discontinued operations	—	25	1	—	26

Total other assets	4,212	1,877	633	(5,735)	987

Total Assets	$6,888	$5,186	$3,593	$(7,395)	$8,272

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$—	$—	$411	$—	$411
Accounts payable, principally trade	—	22	117	(2)	137
Accounts and notes payable — affiliated companies	—	1,117	324	(1,441)	—
Derivative liabilities	—	62	173	—	235
Other current liabilities	79	244	35	(123)	235
Current liabilities of discontinued operations	48	258	11	(130)	187

Total current liabilities	127	1,703	1,071	(1,696)	1,205

Other Liabilities:
Notes payable — affiliated companies	—	2,227	761	(2,988)	—
Derivative liabilities	—	19	96	—	115
Other long-term liabilities	549	147	257	(648)	305
Long-term liabilities of discontinued operations	3	23	4	—	30

Total other liabilities	552	2,416	1,118	(3,636)	450

Long-term Debt	1,753	408	—	—	2,161

Commitments and Contingencies
Temporary Equity Stock-based Compensation	5	—	—	—	5

Total Stockholders’ Equity	4,451	659	1,404	(2,063)	4,451

Total Liabilities and Equity	$6,888	$5,186	$3,593	$(7,395)	$8,272

	December 31, 2008
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

ASSETS
Current Assets:
Cash and cash equivalents	$970	$—	$34	$—	$1,004
Restricted cash	—	1	2	—	3
Accounts and notes receivable, principally customer	15	216	33	(14)	250
Accounts and notes receivable — affiliated companies	1,100	268	183	(1,551)	—
Inventory	—	153	162	—	315
Derivative assets	—	127	34	—	161
Investment in and receivables from Channelview, net	1	58	—	—	59
Other current assets	5	56	126	(30)	157
Current assets of discontinued operations	272	211	2,661	(638)	2,506

Total current assets	2,363	1,090	3,235	(2,233)	4,455

Property, Plant and Equipment, net	—	2,369	2,451	—	4,820

Other Assets:
Other intangibles, net	—	150	264	(34)	380
Notes receivable — affiliated companies	2,260	578	54	(2,892)	—
Equity investments of consolidated subsidiaries	1,731	332	—	(2,063)	—
Derivative assets	—	37	42	—	79
Other long-term assets	45	749	344	(645)	493
Long-term assets of discontinued operations	2	12	686	(205)	495

Total other assets	4,038	1,858	1,390	(5,839)	1,447

Total Assets	$6,401	$5,317	$7,076	$(8,072)	$10,722

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$—	$—	$13	$—	$13
Accounts payable, principally trade	—	31	132	(6)	157
Accounts and notes payable — affiliated companies	—	1,307	244	(1,551)	—
Derivative liabilities	—	29	173	—	202
Other current liabilities	10	306	47	(72)	291
Current liabilities of discontinued operations	61	147	2,805	(637)	2,376

Total current liabilities	71	1,820	3,414	(2,266)	3,039

Other Liabilities:
Notes payable — affiliated companies	—	2,132	760	(2,892)	—
Derivative liabilities	—	4	137	—	141
Other long-term liabilities	547	119	251	(645)	272
Long-term liabilities of discontinued operations	198	103	778	(206)	873

Total other liabilities	745	2,358	1,926	(3,743)	1,286

Long-term Debt	1,798	408	404	—	2,610

Commitments and Contingencies
Temporary Equity Stock-based Compensation	9	—	—	—	9

Total Stockholders’ Equity	3,778	731	1,332	(2,063)	3,778

Total Liabilities and Equity	$6,401	$5,317	$7,076	$(8,072)	$10,722

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Six Months Ended June 30, 2009
	RRI Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$(75)	$88	$(109)	$—	$(96)
Net cash provided by discontinued operations from operating activities	135	22	351	—	508

Net cash provided by operating activities	60	110	242	—	412

Cash Flows from Investing Activities:
Capital expenditures	—	(11)	(104)	—	(115)
Investments in, advances to and from and distributions from subsidiaries, net(2)	(64)	—	—	64	—
Proceeds from sales of assets, net	—	36	—	—	36
Proceeds from sales (purchases) of emission allowances	—	46	(32)	—	14
Other, net	—	1	—	—	1

Net cash provided by (used in) continuing operations from investing activities	(64)	72	(136)	64	(64)
Net cash provided by (used in) discontinued operations from investing activities	701	4	(418)	12	299

Net cash provided by (used in) investing activities	637	76	(554)	76	235

Cash Flows from Financing Activities:
Payments of long-term debt	(45)	—	—	—	(45)
Changes in notes with affiliated companies, net(3)	—	(122)	186	(64)	—
Proceeds from issuances of stock	2	—	—	—	2

Net cash provided by (used in) continuing operations from financing activities	(43)	(122)	186	(64)	(43)
Net cash used in discontinued operations from financing activities	(147)	(63)	(3)	(12)	(225)

Net cash provided by (used in) financing activities	(190)	(185)	183	(76)	(268)

Net Change in Cash and Cash Equivalents, Total Operations	507	1	(129)	—	379
Less: Net Change in Cash and Cash Equivalents, Discontinued Operations	—	—	(104)	—	(104)
Cash and Cash Equivalents at Beginning of Period, Continuing Operations	970	—	34	—	1,004

Cash and Cash Equivalents at End of Period, Continuing Operations	$1,477	$1	$9	$—	$1,487

	Six Months Ended June 30, 2008
	RRI Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$43	$(172)	$217	$—	$88
Net cash provided by (used in) discontinued operations from operating activities	(4)	39	68	—	103

Net cash provided by (used in) operating activities	39	(133)	285	—	191

Cash Flows from Investing Activities:
Capital expenditures	—	(13)	(90)	—	(103)
Investments in, advances to and from and distributions from subsidiaries, net(2)	(40)	8	(8)	40	—
Proceeds from sales (purchases) of emission allowances	—	59	(48)	—	11
Restricted cash	—	—	(4)	—	(4)
Other, net	—	1	—	—	1

Net cash provided by (used in) continuing operations from investing activities	(40)	55	(150)	40	(95)
Net cash provided by (used in) discontinued operations from investing activities	70	—	(89)	5	(14)

Net cash provided by (used in) investing activities	30	55	(239)	45	(109)

Cash Flows from Financing Activities:
Payments of long-term debt	(45)	—	—	—	(45)
Changes in notes with affiliated companies, net(3)	—	94	(54)	(40)	—
Proceeds from issuances of stock	6	—	—	—	6

Net cash provided by (used in) continuing operations from financing activities	(39)	94	(54)	(40)	(39)
Net cash provided by (used in) discontinued operations from financing activities	—	(17)	22	(5)	—

Net cash provided by (used in) financing activities	(39)	77	(32)	(45)	(39)

Net Change in Cash and Cash Equivalents, Total Operations	30	(1)	14	—	43
Less: Net Change in Cash and Cash Equivalents, Discontinued Operations	—	—	—	—	—
Cash and Cash Equivalents at Beginning of Period, Continuing Operations	490	1	33	—	524

Cash and Cash Equivalents at End of Period, Continuing Operations	$520	$—	$47	$—	$567

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	Net investments in, advances to and from and distributions from subsidiaries are classified as investing activities.

(3)	Net changes in notes with affiliated companies are classified as financing activities for subsidiaries of RRI Energy and as investing activities for RRI Energy.

(13) Reportable Segment
Financial data for our wholesale energy segment, other operations, discontinued operations and consolidated are as follows:

	Wholesale		Other	Discontinued
	Energy		Operations	Operations	Eliminations	Consolidated
	(in millions)

Three months ended June 30, 2009:
Revenues from external customers	$389	(1)	$1	$—	$—	$390
Contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives(2)	(48	)(3) (4)	—	—	—	(48	)(3)

Three months ended June 30, 2008:
Revenues from external customers	$1,014	(5)	$—	$—	$—	$1,014
Intersegment revenues	—		1	—	(1)	—
Contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives(2)	279	(6) (7)	1	—	(1)	279	(6)

Six months ended June 30, 2009 (except as denoted):
Revenues from external customers	$854	(8)	$2	$—	$—	$856
Intersegment revenues	—		1	—	(1)	—
Contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives(2)	(63	)(9) (10)	2	—	(1)	(62	)(9)
Total assets as of June 30, 2009	7,152		862	298	(40)	8,272

Six months ended June 30, 2008 (except as denoted):
Revenues from external customers	$1,893	(11)	$1	$—	$—	$1,894
Intersegment revenues	—		2	—	(2)	—
Contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives(2)	496	(12) (13)	2	—	(2)	496	(12)
Total assets as of December 31, 2008	7,458		397	3,001	(134)	10,722

(1)	Includes $44 million in revenues from a single counterparty, which represented 11% of our consolidated and wholesale energy segment’s revenues. As of June 30, 2009, $4 million was outstanding from this counterparty.

(2)	Revenues less (a) cost of sales, (b) operation and maintenance and (c) bad debt expense.

(3)	Includes $7 million in wholesale energy and consolidated results relating to unrealized gains on energy derivatives, which is a non-cash item.

(4)	Includes $(70) million relating to wholesale hedges.

(5)	Includes $146 million from affiliates.

(6)	Includes $68 million in wholesale energy and consolidated results relating to unrealized gains on energy derivatives, which is a non-cash item.

(7)	Includes $44 million relating to wholesale hedges.

(8)	Includes $99 million in revenues from a single counterparty, which represented 12% of our consolidated and wholesale energy segment’s revenues.

(9)	Includes $(37) million in wholesale energy and consolidated results relating to unrealized losses on energy derivatives, which is a non-cash item.

(10)	Includes $(74) million relating to wholesale hedges.

(11)	Includes $253 million from affiliates.

(12)	Includes $98 million in wholesale energy and consolidated results relating to unrealized gains on energy derivatives, which is a non-cash item.

(13)	Includes $79 million relating to wholesale hedges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives	$(48)	$279	$(62)	$496
Operation and maintenance	—	(1)	1	2
General and administrative	28	33	57	61
Western states litigation and similar settlements	—	—	—	34
Gains on sales of assets and emission allowances, net	(2)	(22)	(20)	(23)
Depreciation	60	63	119	125
Amortization	7	20	16	41

Operating income (loss)	(141)	186	(235)	256
Income (loss) of equity investment, net	(1)	1	—	1
Debt extinguishments gains (losses)	1	—	1	(1)
Interest expense	(45)	(51)	(92)	(102)
Interest income	1	8	1	14

Income (loss) from continuing operations before income taxes	(185)	144	(325)	168
Income tax expense (benefit)	(82)	62	(116)	73

Income (loss) from continuing operations	(103)	82	(209)	95
Income from discontinued operations	906	277	861	641

Net income	$803	$359	$652	$736

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
In July 2008, Channelview sold its plant and related contracts for $500 million and paid off its secured lenders. During 2008, we recognized a $6 million gain relating to our net investment in and receivables from Channelview and incurrence of sale-related costs (classified in gains (losses) on sales of assets and emission and exchange allowances, net). As of June 30, 2009 and December 31, 2008, our net investment in and receivables from Channelview was $25 million and $59 million, respectively, classified as a current asset.
Channelview expects to distribute funds to us relating primarily to net proceeds from the sale, pre-petition sales of fuel to Channelview, funds from operations and funds escrowed for potential indemnification claims of approximately $60 million to $70 million in the aggregate through 2009. Of this amount, $25 million was distributed to us during 2008 and $35 million was distributed to us during the second quarter of 2009.
As a result of the bankruptcies, we deconsolidated Channelview’s financial results beginning August 20, 2007, and began reporting our investment in Channelview using the cost method. We will continue to account for Channelview as a cost method investment until it emerges from bankruptcy, which is expected later in 2009. The following table describes the assets we expect to consolidate upon the emergence from bankruptcy of Channelview:

June 30, 2009
(in millions)

Cash	$7
Deferred tax assets relating to federal and state net operating loss carryforwards	18

(15) Discontinued Operations
(a) Retail Energy Segment.
General. On May 1, 2009, we sold our Texas retail business to a subsidiary (the buyer) of NRG Energy, Inc. (NRG) for $287.5 million in cash plus the value of the net working capital. We currently estimate the net working capital to be $78 million. We estimate our net proceeds will be $312 million after certain expenses. In connection with the sale, we received net proceeds of $297 million during primarily the second quarter of 2009 and expect to receive an additional $15 million later in 2009. This sale also included the rights to the Reliant Energy name. Accordingly, we changed our name to RRI Energy, Inc. on May 2, 2009. In connection with the sale, the lawsuit against our former retail affiliates related to the termination of the retail working capital facility has been dismissed. See note 11(b).
In connection with the sale transaction, we entered into a two-year sublease on our corporate office building with the buyer, with sublease rental income totaling $17 million over that period. We also entered a one-year transition services agreement with the buyer, which includes terms and conditions for information technology services, accounting services and human resources.
Estimated Pre-Tax Gain on Sale. We currently estimate and recognized a pre-tax gain on this sale of $1.2 billion, which is primarily due to the net derivative liability balance of $1.1 billion included in the transaction. This amount is subject to change due to various factors, such as the estimated net working capital.
Federal Valuation Allowance. As a result of the sale, we released $50 million of our discontinued federal valuation allowance for deferred tax assets in discontinued operations during the three months ended June 30, 2009.
Use of Proceeds and Assumptions Related to Debt, Deferred Financing Costs and Interest Expense on Discontinued Operations. As required by our debt agreements, offers to purchase secured notes and PEDFA bonds at par were made with a portion of the net proceeds. We purchased $225 million of the outstanding debt ($147 million of the secured notes and $78 million of the PEDFA bonds) in June 2009 and an additional $36 million ($22 million of the secured notes and $14 million of PEDFA bonds) in July 2009. These amounts and activity have been classified in discontinued operations. See note 7. We have also classified as discontinued operations the related deferred financing costs and interest expense on this debt. We allocated $4 million of related interest expense during the three months ended June 30, 2009 and 2008 to discontinued operations. We allocated $8 million of related interest expense during the six months ended June 30, 2009 and 2008 to discontinued operations.
Other Retail Energy Segment Discontinued Operations. We sold our C&I contracts in the PJM (excluding Illinois) and New York areas (collectively, Northeast) in December 2008. As this was a part of our retail energy segment, we have included this activity in our discontinued operations. We have also included our Illinois C&I activity in discontinued operations as it was a part of our retail energy segment and is held-for-sale.
(b) Other Discontinued Operations.
Subsequent to the sale of our New York plants in February 2006, we continue to have (a) insignificant settlements with the independent system operator and (b) property tax and sales and use tax settlements. In addition, we periodically record amounts for contingent consideration received for the 2003 sale of our European energy operations. These amounts are classified as discontinued operations in our results of operations and balance sheets, as applicable.

(c) All Discontinued Operations.
The following summarizes certain financial information of the businesses reported as discontinued operations:

	Retail Energy		New York
	Segment		Plants	European Energy	Total
	(in millions)

Three Months Ended June 30, 2009
Revenues	$499	(1)	$—	$—	$499
Income before income tax expense/benefit	1,314	(2)(3)	—	9	1,323

Three Months Ended June 30, 2008
Revenues	$2,410	(4)	$—	$—	$2,410
Income (loss) before income tax expense/benefit	438	(5)	(3)	1	436

Six Months Ended June 30, 2009
Revenues	$2,014	(6)	$2	$—	$2,016
Income before income tax expense/benefit	1,257	(3)(7)	3	9	1,269

Six Months Ended June 30, 2008
Revenues	$4,346	(8)	$—	$—	$4,346
Income (loss) before income tax expense/benefit	1,014	(9)	(3)	7	1,018

(1)	Includes $13 million related to our Illinois C&I activity.

(2)	Includes $35 million of unrealized gains on energy derivatives.

(3)	Includes $1.2 billion gain on sale (of which $1.1 billion relates to derivatives).

(4)	Includes $14 million related to our Illinois C&I activity.

(5)	Includes $502 million of unrealized gains on energy derivatives.

(6)	Includes $38 million related to our Illinois C&I activity.

(7)	Includes $189 million of unrealized losses on energy derivatives.

(8)	Includes $20 million related to our Illinois C&I activity.

(9)	Includes $1.0 billion of unrealized gains on energy derivatives.

The following summarizes the assets and liabilities related to our discontinued operations:

	June 30,	December 31,
	2009	2008
	(in millions)

Current Assets:
Cash and cash equivalents	$2	$105
Accounts receivable, principally customer, net	31	870
Derivative assets	86	1,010
Margin deposits	152	295
Accumulated deferred income taxes	—	217
Other current assets	1	9

Total current assets	272	2,506
Property, Plant and Equipment, net	—	57
Other Assets:
Goodwill and other intangibles, net	—	59
Derivative assets	14	324
Accumulated deferred income taxes	11	48
Other	1	7

Total long-term assets	26	495

Total Assets	$298	$3,001

Current Liabilities:
Current portion of long-term debt	$36	$—
Accounts payable, principally trade	1	480
Derivative liabilities	94	1,637
Margin deposits	42	—
Other current liabilities	14	259

Total current liabilities	187	2,376
Other Liabilities:
Derivative liabilities	21	612
Other liabilities	9	—

Total other liabilities	30	612
Long-term Debt	—	261

Total long-term liabilities	30	873

Total Liabilities	$217	$3,249

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Overview
We provide electricity and energy services to wholesale customers in competitive power generation energy markets in the United States through our ownership and operation of and contracting for power generation capacity. We have over 14,000 MW of power generation capacity.
We believe the power generation industry is deeply cyclical and capital intensive. Given the nature of the industry, we believe scale and diversity are important long term. Given these beliefs, our strategy is to:
•	Maintain a capital structure that positions us to manage through the cycles
•	Intensely focus on operational excellence
•	Employ a flexible operating model through the cycle
•	Utilize a disciplined capital investment approach
•	Create value from industry consolidation
The current market environment is challenging given the ongoing turmoil in the financial markets, uncertainty in the direction of the overall economy and declining power demand. Additionally, current commodity prices and spreads are near trough levels. While we believe these conditions will improve, the timing is uncertain.
We have taken a number of actions to navigate the current market challenges and position us for the longer term market recovery, with a focus on maximizing cash flow and building ample liquidity. Some of these actions include:
•	Selling the Texas retail business
•	Implementing a modest hedging program to achieve a high probability of achieving free cash flow breakeven or better even if market conditions deteriorate further
•	Intensely focusing on operating efficiency and effectiveness
•	Implementing flexible plant-specific operating models
•	Realigning corporate support costs
We are regularly assessing the impact on our business of a wide variety of economic and commodity price scenarios, and believe we have the ability to operate through a significant downturn.
Key Earnings Drivers. Our earnings are significantly impacted by supply and demand fundamentals in the regions in which we operate as well as the spread between gas and coal prices. Our margins are driven by a number of factors, including the prices of power, capacity, natural gas, coal and fuel oil, the cost of emissions and transmission, as well as weather and global macro-economic factors, many of which are volatile. Our ability to control these factors is limited, and in most instances, the factors are beyond our control. We have the most control over the percentage of time that our generating assets are available to run when it is economical for them to do so (commercial capacity factor). Our key earnings drivers and various factors that affect these earnings drivers include:
Economic generation (amount of time our plants are economical to operate)
•	Supply and demand fundamentals
•	Generation asset fuel type and efficiency
•	Absolute and relative cost of fuels used in power generation
Commercial capacity factor (generation as a percentage of economic generation)
•	Operations excellence — effectiveness
•	Maintenance practices
•	Planned and unplanned outages

Unit margin
•	Supply and demand fundamentals
•	Commodity prices and spreads
•	Generation asset fuel type and efficiency
Other margin
•	Capacity prices and payments
•	Power purchase agreements sold to others
•	Ancillary services
•	Equipment performance
Costs
•	Operating efficiency
•	Maintenance practices
•	Generation asset fuel type
•	Planned and unplanned outages
Hedges
•	Hedging strategy
•	Volumes
•	Commodity prices
•	Effectiveness
Flexible Plant-Specific Operating Model. We have different operating approaches for our power generation facilities. These operating approaches are determined by each facility’s condition, environmental controls, profitability, market rules, upside availability and value drivers. We have separated our facilities into four general groups for the purposes of developing an operating model.
•	Long-term value — This part of our fleet is well positioned to generate revenue for the forseeable future, and we would expect that little environmental investments will be needed in future years. We plan to invest and manage these plants, representing approximately 2,500 MW, for current and long-term profitability for both capacity and energy revenues.
•	Long-term capacity resource — These plants, representing approximately 4,400 MW, are also well positioned to generate revenue for the forseeable future, and we expect little future environmental investment. We plan to invest in this part of our fleet for long-term profitability from capacity and/or power purchase and sale agreements.
•	Near-term profit/controls — These plants, representing approximately 5,400 MW, are well positioned to generate revenue in the current environment but do not have S02, NOx or mercury emission controls. We expect to maintain near-term profitability and preserve the option for supply/demand recovery and/or improved gas-coal spreads in this group of plants. We may install emission controls in the future depending on environmental regulations and market conditions. See “—Recent Events.”
•	Restore profit — This part of our fleet, representing approximately 1,600 MW, faces lower levels of profitability in the current environment. We will minimize spending, improve profitability and preserve our options for supply/demand recovery and/or improved gas-coal spreads in these plants.

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
Review of Strategic Alternatives Lead to Exit of Retail Business. In October 2008, our Board of Directors initiated a process to review strategic alternatives and formed a special committee to oversee this process. In late 2008, we sold our Northeast retail C&I contracts. On May 1, 2009, we sold our Texas retail business. The sale of the retail business achieved a number of important strategic objectives for us:
•	eliminated the need for approximately $2.0 billion of credit support and removed capital requirements associated with contingent collateral requirements, which lowered our overall risk profile; and
•	enhanced our consolidated balance sheet and improved our liquidity position.
In connection with the sale, the lawsuit related to the termination of the retail working capital facility has been dismissed. Our Board of Directors has concluded its review of strategic alternatives. See “— Liquidity and Capital Resources” and notes 11(b) and 15 to our interim financial statements.
Environmental Matters- Near-term profit/controls group. In April 2009, the New Jersey Department of Environmental Protection finalized a regulation requiring a two-phase reduction in NOx emissions from industrial sources, including combustion turbines in New Jersey. Phase I requires reductions during high electricity demand days and runs from May 2009 through 2014. Under our initial filed compliance plan, we are installing improved NOx controls at one of our Pennsylvania facilities (upwind from New Jersey) and modifying dispatch practices as necessary at our New Jersey facilities by October 2009. Phase II requires the installation of emission controls on nearly all of our New Jersey combustion turbines by May 1, 2015. If we elect to install these controls, we could incur capital expenditures of up to approximately $157 million primarily during 2013 to 2015. Our initial Phase II control plan must be filed by May 1, 2010.
The Pennsylvania mercury rule generally requires mercury reductions on a facility basis in two phases, with 80% reductions by 2010 and 90% reductions by 2015. In January 2009, following a court decision overturning the less-stringent federal mercury rule, a Pennsylvania state court declared the Pennsylvania rule unlawful. The Pennsylvania Department of Environmental Protection appealed to the Pennsylvania Supreme Court, which held in June 2009 that the state rule would continue to be invalid throughout the appeal. Our capital investment plan was based on compliance with the state rule and our estimate of capital expenditures to comply primarily with the first phase of the rule was $53 million. In light of the Pennsylvania Supreme Court ruling, we have suspended work on mercury-specific control installations, except at our Shawville facility. We are continuing to evaluate our plan given that regulation of mercury at both federal and state levels is uncertain.
As we reported in our Form 10-K, the EPA is required to modify the Clean Air Act (CAIR) to cure defects in the rule identified by the District of Columbia Circuit Court of Appeals. We do not expect CAIR to be finalized until 2012 or 2013. Any spending for SO2 or NOx would occur over several years following finalization of these rules and would depend on market conditions.
For a discussion of other existing environmental regulations impacting our fleet, see “Business — Regulation — Environmental Matters” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Items 1 and 7, respectively, of our Form 10-K. For a discussion of pending and contingent matters related to environmental regulations, see note 11(c) to our interim financial statements.

Consolidated Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
We reported $803 million consolidated net income, or $2.29 income per share, for the three months ended June 30, 2009 compared to $359 million consolidated net income, or $1.01 income per diluted share, for the same period in 2008. We reported $103 million consolidated net loss from continuing operations, or $0.30 loss per share, for the three months ended June 30, 2009 compared to $82 million consolidated net income from continuing operations, or $0.23 income per diluted share, for the same period in 2008.

	Three Months Ended June 30,
	2009	2008	Change
	(in millions)

Wholesale energy contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives	$(48)	$279	$(327)
Operation and maintenance(1)	—	1	(1)
General and administrative	(28)	(33)	5
Gains on sales of assets and emission allowances, net	2	22	(20)
Depreciation and amortization	(67)	(83)	16
Income (loss) of equity investment, net	(1)	1	(2)
Debt extinguishments gains	1	—	1
Interest expense	(45)	(51)	6
Interest income	1	8	(7)
Income tax (expense) benefit	82	(62)	144

Income (loss) from continuing operations	(103)	82	(185)
Income from discontinued operations	906	277	629

Net income	$803	$359	$444

(1)	Relates primarily to general costs, which historically were allocated to our discontinued retail energy segment.
Wholesale Energy Segment.
In analyzing the results of our wholesale energy segment and in communications with investors, analysts, rating agencies, banks and other parties, we use the non-GAAP financial measures “open energy gross margin,” “open wholesale gross margin” and “open wholesale contribution margin,” which exclude the items described below, as well as our wholesale energy segment profit and loss measure, “contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives.” Open wholesale contribution margin excludes severance charges incurred due to repositioning the company in connection with the sale of our retail business. Because the level of these costs is not representative of our ongoing business operations, our management believes that excluding these costs is useful in that it provides a more meaningful representation of our results of operations on an ongoing basis. Open energy gross margin, open wholesale gross margin and open wholesale contribution margin should not be relied upon without considering the GAAP financial measures.
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
Our wholesale energy segment’s contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives was $(48) million during the three months ended June 30, 2009 compared to $279 million in the same period of 2008. The $327 million decrease was primarily due to (a) $162 million decrease in open wholesale gross margin due to lower spark and dark spreads as a result of lower power prices, (b) $114 million change in wholesale hedges primarily due to $100 million decline on fuel hedges and (c) $61 million net change in unrealized gains/losses on energy derivatives. Our margins are significantly impacted by coal prices and related spreads. See “— Wholesale Energy Margins” below for further explanations.

Wholesale Energy Operational and Financial Data.

	Three Months Ended June 30,
	2009		2008
	GWh	% Economic(1)	GWh	% Economic(1)

Economic Generation(2)(3):
PJM Coal	4,890.4	68%	5,316.6	73%
MISO Coal	1,263.5	46%	1,359.3	49%
PJM/MISO Gas	509.0	6%	352.0	5%
West	139.4	2%	308.6	4%
Other	63.1	3%	7.0	1%

Total	6,865.4	26%	7,343.5	29%

Commercial Capacity Factor(4):
PJM Coal	73.5%		83.7%
MISO Coal	85.9%		90.8%
PJM/MISO Gas	93.9%		91.6%
West	69.6%		94.1%
Other	98.7%		81.4%

Total	77.5%		85.9%

Generation (3):
PJM Coal	3,596.5		4,452.3
MISO Coal	1,085.8		1,233.9
PJM/MISO Gas	477.8		322.6
West	97.0		290.4
Other	62.3		5.7

Total	5,319.4		6,304.9

Open Energy Unit Margin ($/MWh)(5):
PJM Coal	$8.90		$40.88
MISO Coal	10.13		23.50
PJM/MISO Gas	10.46		46.50
West	82.47		NM(6)

Total weighted average	$10.53		$35.37

(1)	Represents economic generation (hours) divided by maximum generation hours (maximum plant capacity multiplied by 8,760 hours).

(2)	Estimated generation at 100% plant availability based on an hourly analysis of when it is economical to generate based on the price of power, fuel, emission allowances and variable operating costs.

(3)	Excludes generation related to power purchase agreements, including tolling agreements.

(4)	Generation divided by economic generation.

(5)	Represents open energy gross margin divided by generation.

(6)	NM is not meaningful.
Wholesale Energy Revenues.

	Three Months Ended June 30,
	2009	2008		Change
	(in millions)
Wholesale energy third-party revenues	$411	$862		$(451	)(1)
Revenues — affiliates	—	146	(2)	(146)
Unrealized gains (losses) on energy derivatives	(22)	6		(28	)(3)

Total wholesale energy revenues	$389	$1,014		$(625)

(1)	Decrease primarily due to (a) lower power and natural gas sales prices and (b) lower power sales volumes.

(2)	We deconsolidated Channelview on August 20, 2007. These revenues represent sales of fuel to Channelview prior to the assets being sold.

(3)	See footnote 10 under “— Wholesale Energy Margins.”

Wholesale Energy Cost of Sales.

	Three Months Ended June 30,
	2009	2008		Change
	(in millions)
Wholesale energy third-party costs	$310	$597		$(287	)(1)
Cost of sales — affiliates	—	34	(2)	(34)
Unrealized gains on energy derivatives	(29)	(62)		33	(3)

Total wholesale energy cost of sales	$281	$569		$(288)

(1)	Decrease primarily due to (a) lower prices paid for natural gas and (b) lower natural gas volumes purchased.

(2)	We deconsolidated Channelview on August 20, 2007. These cost of sales represent purchases of power from Channelview prior to the assets being sold.

(3)	See footnote 10 under “— Wholesale Energy Margins.”

Wholesale Energy Margins.

	Three Months Ended June 30,
	2009	2008	Change
	(in millions)

Open energy gross margin(1):
PJM Coal	$32	$182	$(150	)(2)
MISO Coal	11	29	(18	)(2)
PJM/MISO Gas	5	15	(10)
West	8	(3)	11	(3)
Other	—	—	—

Total	56	223	(167)

Other margin(4):
PJM Coal	38	26	12	(5)
MISO Coal	3	3	—
PJM/MISO Gas	44	33	11	(6)
West	17	34	(17	)(7)
Other	13	14	(1)

Total	115	110	5

Open wholesale gross margin	171	333	(162)

Operation and maintenance, excluding severance	(153)	(166)	13	(8)
Other	—	—	—

Open wholesale contribution margin	18	167	(149)
Wholesale hedges	(70)	44	(114	)(9)
Unrealized gains on energy derivatives	7	68	(61	)(10)
Operation and maintenance — severance	(3)	—	(3)

Total wholesale energy contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives(11)	$(48)	$279	$(327)

(1)	Open energy gross margin is calculated using the power sales prices received by the plants less delivered spot fuel prices. This figure excludes the effects of other margin, our wholesale hedges and unrealized gains/losses on energy derivatives.

(2)	Decrease primarily due to lower unit margins (lower power prices partially offset by lower fuel costs).

(3)	Increase primarily due to higher unit margins (lower fuel expense and higher power prices). This increase was partially offset by a decrease in economic generation.

(4)	Other margin represents power purchase agreements, capacity payments, ancillary services revenues and selective commercial hedge strategies.

(5)	Increase primarily due to higher RPM capacity payments. This increase was partially offset by lower ancillary payments. RPM is the model utilized by the PJM Interconnection, LLC to meet load serving entities’ forecasted capacity obligations via a forward-looking commitment of capacity resources.

(6)	Increase primarily due to higher RPM capacity payments.

(7)	Decrease primarily due to reduced selective commercial hedge activities.

(8)	Decrease primarily due to (a) $5 million decrease in planned outages and maintenance spending, (b) $5 million decrease in services and support, (c) $4 million decrease from reduced operations activity and (d) $4 million decrease due to the sale of Bighorn in October 2008.

(9)	Decrease primarily due to (a) $100 million decline on fuel hedges and (b) $35 million loss on market adjustments to inventory. These decreases were partially offset by (a) $28 million gain on a hedge of generation.

(10)	Decrease primarily due to $100 million in losses from changes in prices on our energy derivatives marked to market partially offset by $39 million in gains due to reversal of previously recognized unrealized losses on energy derivatives which settled during the period.

(11)	Wholesale energy segment profit and loss measure.

General and Administrative.

	Three Months Ended June 30,
	2009	2008	Change
	(in millions)

Salaries and benefits	$15	$19	$(4)
Professional fees, contract services and information systems maintenance	6	8	(2)
Rent and utilities	3	3	—
Legal costs	1	2	(1)
Other, net	3	1	2

General and administrative	$28	$33	$(5)

Gains on Sales of Assets and Emission and Exchange Allowances, Net.

	Three Months Ended June 30,
	2009	2008	Change
	(in millions)

Bighorn plant	$1	$—	$1
CO2 exchange allowances	—	26	(26)
SO2 and NOx emission allowances	—	1	(1)
Investments in and receivables from Channelview	—	(5)	5
Other, net	1	—	1

Gains on sales of assets and emission and exchange allowances, net	$2	$22	$(20)

Depreciation and Amortization.

	Three Months Ended June 30,
	2009	2008	Change
	(in millions)

Depreciation on plants	$56	$59	$(3)
Other, net — depreciation	4	4	—

Depreciation	60	63	(3)

Amortization of emission allowances	6	19	(13	)(1)
Other, net — amortization	1	1	—

Amortization	7	20	(13)

Depreciation and amortization	$67	$83	$(16)

(1)	Decrease primarily due to (a) lower weighted average cost of SO2 allowances and (b) decrease in SO2 allowances used.
Income (Loss) of Equity Investment, Net. This represents income/loss, which did not change significantly, from our equity method investment in Sabine Cogen, LP.
Debt Extinguishments Gains (Losses).

	Three Months Ended June 30,
	2009	2008	Change
	(in millions)

Senior secured notes — debt extinguishments gains	$2	$—	$2
Deferred financing costs — accelerated amortization due to extinguishments	(1)	—	(1)

Debt extinguishments gains	$1	$—	$1

Other, Net. Other, net did not change significantly.

Interest Expense.

	Three Months Ended June 30,
	2009	2008	Change
	(in millions)

Fixed-rate debt	$52	$53	$(1)
Deferred financing costs	1	1	—
Financing fees expensed	1	2	(1)
Amortization of fair value adjustment of acquired debt	(3)	(3)	—
Capitalized interest(1)	(7)	(4)	(3)
Other, net	1	2	(1)

Interest expense	$45 (2)	$51 (2)	$(6)

(1)	Relates primarily to scrubber projects at our Cheswick and Keystone plants.

(2)	See notes 7 and 15 to our interim financial statements regarding certain debt and related interest expense classified in discontinued operations.
Interest Income.

	Three Months Ended June 30,
	2009	2008	Change
	(in millions)

Interest on temporary cash investments	$1	$5	$(4)
Net margin deposits	—	3	(3)

Interest income	$1	$8	$(7)

Income Tax Expense (Benefit). See note 9 to our interim financial statements.
Income from Discontinued Operations. See note 15 to our interim financial statements.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
We reported $652 million consolidated net income, or $1.86 income per share, for the six months ended June 30, 2009 compared to $736 million consolidated net income, or $2.08 income per diluted share, for the same period in 2008. We reported $209 million consolidated net loss from continuing operations, or $0.60 loss per share, for the six months ended June 30, 2009 compared to $95 million consolidated net income from continuing operations, or $0.27 income per diluted share, for the same period in 2008.

	Six Months Ended June 30,
	2009	2008	Change
	(in millions)

Wholesale energy contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives	$(63)	$496	$(559)
Other contribution margin	1	—	1
Operation and maintenance(1)	(1)	(2)	1
General and administrative	(57)	(61)	4
Western states litigation and similar settlements	—	(34)	34
Gains on sales of assets and emission allowances, net	20	23	(3)
Depreciation and amortization	(135)	(166)	31
Income of equity investment, net	—	1	(1)
Debt extinguishments gains (losses)	1	(1)	2
Interest expense	(92)	(102)	10
Interest income	1	14	(13)
Income tax (expense) benefit	116	(73)	189

Income (loss) from continuing operations	(209)	95	(304)
Income from discontinued operations	861	641	220

Net income	$652	$736	$(84)

(1)	Relates primarily to general costs, which historically were allocated to our discontinued retail energy segment.

Wholesale Energy Segment.
Our wholesale energy segment’s contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives was $(63) million during the six months ended June 30, 2009 compared to $496 million in the same period of 2008. The $559 million decrease was primarily due to (a) $278 million decrease in open wholesale gross margin due to lower spark and dark spreads as a result of lower power prices, (b) $153 million change in wholesale hedges primarily due to $149 million decline on fuel hedges and (c) $135 million net change in unrealized gains/losses on energy derivatives. Our margins are significantly impacted by coal prices and related spreads. See “— Wholesale Energy Margins” below for further explanations.
Wholesale Energy Operational and Financial Data.

	Six Months Ended June 30,
	2009		2008
	GWh	% Economic	GWh	% Economic

Economic Generation:
PJM Coal	9,950.3	69%	11,280.8	77%
MISO Coal	2,411.5	44%	3,407.7	62%
PJM/MISO Gas	673.1	4%	412.7	3%
West	288.2	3%	547.0	4%
Other	63.1	2%	7.0	1%

Total	13,386.2	26%	15,655.2	31%

Commercial Capacity Factor:
PJM Coal	77.6%		84.3%
MISO Coal	85.0%		81.5%
PJM/MISO Gas	94.2%		92.0%
West	78.1%		86.3%
Other	98.7%		81.4%

Total	79.9%		84.0%

Generation:
PJM Coal	7,719.4		9,515.1
MISO Coal	2,048.6		2,776.1
PJM/MISO Gas	634.1		379.5
West	225.1		472.2
Other	62.3		5.7

Total	10,689.5		13,148.6

Open Energy Unit Margin ($/MWh):
PJM Coal	$14.64		$38.04
MISO Coal	10.74		27.02
PJM/MISO Gas	9.46		52.70
West	39.98		NM (1)

Total weighted average	$14.03		$34.15

(1)	NM is not meaningful.
Wholesale Energy Revenues.

	Six Months Ended June 30,
	2009	2008		Change
	(in millions)

Wholesale energy third-party revenues	$880	$1,647		$(767	)(1)
Revenues — affiliates	—	253	(2)	(253)
Unrealized losses on energy derivatives	(26)	(7)		(19	)(3)

Total wholesale energy revenues	$854	$1,893		$(1,039)

(1)	Decrease primarily due to (a) lower power and natural gas sales prices and (b) lower power sales volumes.

(2)	We deconsolidated Channelview on August 20, 2007. These revenues represent sales of fuel to Channelview prior to the assets being sold.

(3)	See footnote 8 under “— Wholesale Energy Margins.”

Wholesale Energy Cost of Sales.

	Six Months Ended June 30,
	2009	2008		Change
	(in millions)

Wholesale energy third-party costs	$594	$1,113		$(519	)(1)
Cost of sales — affiliates	—	70	(2)	(70)
Unrealized (gains) losses on energy derivatives	11	(105)		116	(3)

Total wholesale energy cost of sales	$605	$1,078		$(473)

(1)	Decrease primarily due to (a) lower prices paid for natural gas and (b) lower natural gas volumes purchased.

(2)	We deconsolidated Channelview on August 20, 2007. These cost of sales represent purchases of power from Channelview prior to the assets being sold.

(3)	See footnote 8 under “— Wholesale Energy Margins.”
Wholesale Energy Margins.

	Six Months Ended June 30,
	2009	2008	Change
	(in millions)

Open energy gross margin:
PJM Coal	$113	$362	$(249	)(1)
MISO Coal	22	75	(53	)(1)
PJM/MISO Gas	6	20	(14	)(1)
West	9	(8)	17	(2)

Total	150	449	(299)

Other margin:
PJM Coal	72	44	28	(3)
MISO Coal	5	5	—
PJM/MISO Gas	82	60	22	(4)
West	24	56	(32	)(5)
Other	27	24	3

Total	210	189	21

Open wholesale gross margin	360	638	(278)

Operation and maintenance, excluding severance	(308)	(318)	10	(6)
Other	—	(1)	1

Open wholesale contribution margin	52	319	(267)
Wholesale hedges	(74)	79	(153	)(7)
Unrealized gains (losses) on energy derivatives	(37)	98	(135	)(8)
Operation and maintenance — severance	(4)	—	(4)

Total wholesale energy contribution margin, including wholesale hedges and unrealized gains/losses on energy derivatives	$(63)	$496	$(559)

(1)	Decrease primarily due to lower unit margins (lower power prices partially offset by lower fuel costs).

(2)	Increase primarily due to higher unit margins (lower fuel expense and higher power prices).

(3)	Increase primarily due to higher RPM capacity payments. This increase was partially offset by lower ancillary payments.

(4)	Increase primarily due to higher RPM capacity payments.

(5)	Decrease primarily due to (a) reduced selective commercial hedge activities and (b) lower capacity payments.

(6)	Decrease primarily due to (a) $7 million decrease due to the sale of Bighorn in October 2008, (b) $5 million decrease from reduced operations activity and (c) $5 million decrease in services and support. These decreases were partially offset by a $5 million increase in primarily employee-related costs.

(7)	Decrease primarily due to (a) $149 million decline on fuel hedges, (b) $59 million loss on market adjustments to inventory and (c) $26 million loss primarily related to payments to reduce fixed price coal commitments for future periods. These decreases were partially offset by (a) $51 million gain on a hedge of generation and (b) $15 million decrease of losses on closed hedges.

(8)	Decrease primarily due to $142 million in losses from changes in prices on our energy derivatives marked to market partially offset by $7 million in gains due to reversal of previously recognized unrealized losses on energy derivatives which settled during the period.

General and Administrative.

	Six Months Ended June 30,
	2009	2008	Change
	(in millions)

Salaries and benefits	$32	$33	$(1)
Professional fees, contract services and information systems maintenance	12	15	(3)
Rent and utilities	7	7	—
Legal costs	2	3	(1)
Other, net	4	3	1

General and administrative	$57	$61	$(4)

Western States Litigation and Similar Settlements. See note 11(a) to our consolidated financial statements in our Form 10-K.
Gains on Sales of Assets and Emission and Exchange Allowances, Net.

	Six Months Ended June 30,
	2009	2008	Change
	(in millions)

CO2 exchange allowances	$10	$26	$(16)
SO2 and NOx emission allowances	7	1	6
Bighorn Plant	3	—	3
Investments in and receivables from Channelview	—	(5)	5
Other, net	—	1	(1)

Gains on sales of assets and emission and exchange allowances, net	$20	$23	$(3)

Depreciation and Amortization.

	Six Months Ended June 30,
	2009	2008	Change
	(in millions)

Depreciation on plants	$111	$117	$(6)
Other, net — depreciation	8	8	—

Depreciation	119	125	(6)

Amortization of emission allowances	14	39	(25	)(1)
Other, net — amortization	2	2	—

Amortization	16	41	(25)

Depreciation and amortization	$135	$166	$(31)

(1)	Decrease primarily due to (a) lower weighted average cost of SO2 allowances and (b) decrease in SO2 allowances used.
Income (Loss) of Equity Investment, Net. This represents income/loss, which did not change significantly, from our equity method investment in Sabine Cogen, LP.
Debt Extinguishments Gains (Losses).

	Six Months Ended June 30,
	2009	2008	Change
	(in millions)

Senior secured notes — debt extinguishments gains	$2	$—	$2
Deferred financing costs — accelerated amortization due to extinguishments	(1)	(1)	—

Debt extinguishments gains (losses)	$1	$(1)	$2

Other, Net. Other, net did not change significantly.
Interest Expense.

	Six Months Ended June 30,
	2009	2008	Change
	(in millions)

Fixed-rate debt	$105	$106	$(1)
Deferred financing costs	3	3	—
Financing fees expensed	3	4	(1)
Amortization of fair value adjustment of acquired debt	(6)	(6)	—
Capitalized interest(1)	(14)	(7)	(7)
Other, net	1	2	(1)

Interest expense	$92 (2)	$102 (2)	$(10)

(1)	Relates primarily to scrubber projects at our Cheswick and Keystone plants.

(2)	See notes 7 and 15 to our interim financial statements regarding certain debt and related interest expense classified in discontinued operations.
Interest Income.

	Six Months Ended June 30,
	2009	2008	Change
	(in millions)

Interest on temporary cash investments	$2	$10	$(8)
Net margin deposits	—	4	(4)
Other, net	(1)	—	(1)

Interest income	$1	$14	$(13)

Income Tax Expense (Benefit). See note 9 to our interim financial statements.
Income from Discontinued Operations. See note 15 to our interim financial statements.
Liquidity and Capital Resources
Our goal of establishing and maintaining financial flexibility remains unchanged. We are committed to a strong balance sheet and ample liquidity that will enable us to avoid distress in cyclical troughs and to access capital markets throughout the cycle for value-creation opportunities.
We believe our liquidity exceeds the level required to achieve this goal. Therefore, we expect to use some of our cash and cash equivalents to reduce debt. Our goal for gross debt (total GAAP debt plus our RRI Energy Mid-Atlantic Power Holdings, LLC (REMA) operating leases) is $1.25 billion to $1.75 billion. The comparable target for total GAAP debt, based on the current balance for our REMA leases of $443 million, is approximately $800 million to $1.3 billion. We believe that the non-GAAP measure gross debt is a useful and relevant measure of our financial obligations and the strength and flexibility of our capital structure.
On May 1, 2009, we sold our Texas retail business for $287.5 million in cash plus the value of the net working capital (currently estimated at $78 million). We offered a portion of the net proceeds to holders of our senior secured notes and PEDFA bonds and purchased $261 million at par in the second and third quarters of 2009. See “—Recent Events” and notes 11(b) and 15 to our interim financial statements. During the second quarter of 2009, we also purchased $45 million of our senior secured notes at a discount. In the future, we could use a variety of means to achieve our gross debt goal, including the retirement of Orion Power Holdings, Inc.’s $400 million senior unsecured notes due in May 2010.
As of July 28, 2009, we had total available liquidity of $1.9 billion, comprised of unused borrowing capacity, letters of credit capacity and cash and cash equivalents. During the six months ended June 30, 2009, we used $96 million in operating cash flows from continuing operations, including the changes in margin deposits of $50 million (cash outflow). See “—Historical Cash Flows” for further detail of our cash flows from operating activities and explanation of our $64 million and $43 million use of cash from investing activities from continuing operations and use of cash from financing activities from continuing operations, respectively, during the six months ended June 30, 2009.

See note 9 to our interim financial statements regarding an expected income tax cash payment of approximately $60 to $65 million relating to California-related matters.
Based on our assessment of the economic environment and volatility in commodity markets, we have hedged approximately 25% of our estimated power generation for 2010 and 2011 (based on MWh). We expect these hedges will reduce the effect of commodity volatility on our 2010 and 2011 cash flows. We continue to monitor our business and hedging with the goal of providing adequate cash flows in the event of a sustained depressed environment.
See “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of our Form 10-K, notes 6 and 12(a) to our consolidated financial statements in our Form 10-K and note 7 to our interim financial statements.
Credit Risk
By extending credit to our counterparties, we are exposed to credit risk. For discussion of our credit risk policy and exposures, see note 5 to our interim financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2009, we have no off-balance sheet arrangements.
Historical Cash Flows
Cash Flows — Operating Activities

	Six Months Ended June 30,
	2009	2008		Change
	(in millions)

Operating income (loss)	$(235)	$256		$(491)
Depreciation and amortization	135	166		(31)
Gains on sales of assets and emission allowances, net	(20)	(23)		3
Net changes in energy derivatives	37 (1)	(98	)(2)	135
Western states litigation and similar settlements	—	34		(34)
Margin deposits, net	(50)	(55)		5
Change in accounts and notes receivable and accounts payable, net	119	(70)		189
Change in inventory	13	(42)		55
Net option premiums purchased	(24)	(1)		(23)
Interest payments, net of capitalized interest	(95)	(105)		10
Income tax payments, net of refunds	(4)	13		(17)
Prepaid lease obligation	8	8		—
Construction deposit refund	15	—		15
Other, net	5	5		—

Net cash provided by (used in) continuing operations from operating activities	(96)	88		(184)
Net cash provided by discontinued operations from operating activities	508	103		405

Net cash provided by operating activities	$412	$191		$221

(1)	Includes unrealized losses on energy derivatives of $37 million.

(2)	Includes unrealized gains on energy derivatives of $98 million.

Cash Flows — Investing Activities

	Six Months Ended June 30,
	2009	2008	Change
	(in millions)

Capital expenditures	$(115)	$(103)	$(12)
Proceeds from sales of assets	36 (1)	—	36
Proceeds from sales of emission allowances	19	29	(10)
Purchases of emission allowances	(5)	(18)	13
Restricted cash	—	(4)	4
Other, net	1	1	—

Net cash used in continuing operations from investing activities	(64)	(95)	31
Net cash provided by (used in) discontinued operations from investing activities	299	(14)	313

Net cash provided by (used in) investing activities	$235	$(109)	$344

(1)	Includes $35 million previously held in escrow and released to us relating to the sale of the Channelview plant in July 2008.
Cash Flows — Financing Activities

	Six Months Ended June 30,
	2009	2008	Change
	(in millions)

Purchases of senior secured notes	$(45)	$(45)	$—
Proceeds from issuance of stock	2	6	(4)

Net cash used in continuing operations from financing activities	(43)	(39)	(4)
Net cash used in discontinued operations from financing activities	(225)	—	(225)

Net cash used in financing activities	$(268)	$(39)	$(229)

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
Market Risks and Risk Management
Our primary market risk exposure relates to fluctuations in commodity prices. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K and notes 3 and 4 to our interim financial statements.
Non-Trading Market Risks
Commodity Price Risk
As of June 30, 2009, the fair values of the contracts related to our net non-trading derivative assets and liabilities are:

	Twelve
	Months
	Ending
	June 30,	Remainder				2014 and	Total fair
Source of Fair Value	2010	of 2010	2011	2012	2013	thereafter	value
	(in millions)

Prices actively quoted (Level 1)	$55	$5	$27	$—	$—	$—	$87
Prices provided by other external sources (Level 2)	(44)	(18)	(37)	(13)	—	—	(112)
Prices based on models and other valuation methods (Level 3)	(110)	(2)	—	—	—	—	(112)

Total mark-to-market non-trading derivatives	$(99)	$(15)	$(10)	$(13)	$—	$—	$(137)

The fair values shown in the table above are subject to significant changes due to fluctuating commodity forward market prices, volatility and credit risk. Market prices assume a functioning market with an adequate number of buyers and sellers to provide liquidity. Insufficient market liquidity could significantly affect the values that could be obtained for these contracts, as well as the costs at which these contracts could be hedged. In addition, we have committed volumes under some coal contracts through 2010 and 2011 for which the contract prices are subject to negotiation prior to the beginning of each year. For further discussion of how we arrive at these fair values, see note 2(d) to our consolidated financial statements in our Form 10-K, note 3 to our interim financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates—Critical Accounting Estimates” in Item 7 of our Form 10-K.
A hypothetical 10% movement in the underlying energy prices would have the following potential loss impacts on our non-trading derivatives:

As of	Market Prices	Earnings Impact	Fair Value Impact
	(in millions)

June 30, 2009	10% increase	$(45)	$(45)
December 31, 2008	10% decrease	(5)	(5)
Interest Rate Risk
As of June 30, 2009 and December 31, 2008, we have no variable rate debt outstanding. We earn interest income, for which the interest rates vary, on our cash and cash equivalents and net margin deposits. During the six months ended June 30, 2009 and twelve months ended December 31, 2008, we had no variable rate interest expense and our interest income was $2 million and $20 million, respectively.
If interest rates decreased by one percentage point from their June 30, 2009 and December 31, 2008 levels, the fair values of our fixed rate debt from continuing operations would have increased by $134 million and $110 million, respectively.

Trading Market Risks
As of June 30, 2009, the fair values of the contracts related to our legacy trading and non-core asset management positions and recorded as net derivative assets and liabilities are:

	Twelve
	Months
	Ending
	June 30,	Remainder				2014 and	Total fair
Source of Fair Value	2010	of 2010	2011	2012	2013	thereafter	value
	(in millions)

Prices actively quoted (Level 1)	$24	$8	$—	$—	$—	$—	$32
Prices provided by other external sources (Level 2)	1	—	—	—	—	—	1
Prices based on models and other valuation methods (Level 3)	(4)	(1)	—	—	—	—	(5)

Total	$21	$7	$—	$—	$—	$—	$28

The fair values in the above table are subject to significant changes based on fluctuating market prices and conditions. See the discussion above related to non-trading derivative assets and liabilities for further information on items that impact our portfolio of trading contracts.
Our consolidated realized and unrealized margins relating to trading activities, including both derivative and non-derivative instruments, are (income (loss)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Realized	$7	$2	$18	$9
Unrealized	(2)	(15)	(2)	(26)

Total	$5	$(13)	$16	$(17)

An analysis of these net derivative assets and liabilities is:

	Six Months Ended June 30,
	2009		2008
	(in millions)

Fair value of contracts outstanding, beginning of period	$30		$19
Contracts realized or settled	(18	)(1)	(15	)(2)
Changes in fair values attributable to market price and other market changes	16		(6)

Fair value of contracts outstanding, end of period	$28		$(2)

(1)	Amount includes realized gain of $18 million.

(2)	Amount includes realized gain of $10 million and deferred settlements of $5 million.

The daily value-at-risk for our legacy trading and non-core asset management positions is:

	2009(1)	2008
	(in millions)

As of June 30	$1	$11
Three months ended June 30:
Average	2	5
High	2	13
Low	1	1
Six months ended June 30:
Average	2	3
High	4	13
Low	1	—

(1)	The major parameters for calculating daily value-at-risk remain the same during 2009 as disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K.
Fair Value Measurements
We apply recurring fair value measurements to our derivatives assets and liabilities. See note 3 to our interim financial statements. Derivative instruments classified as Level 2 primarily include over-the-counter (OTC) derivative instruments such as generic swaps and forwards. The fair value measurements of these derivative assets and liabilities are based largely on unadjusted indicative quoted prices from independent brokers in active markets. An active market is considered to have transactions with sufficient frequency and volume to provide pricing information on an ongoing basis. Derivative instruments for which fair value is calculated using quoted prices that are deemed not active or that have been extrapolated from quoted prices in active markets are classified as Level 3. For certain natural gas and power contracts, we adjust seasonal or calendar year quoted prices based on historical observations to represent fair value for each month in the season or calendar year, such that the average of all months is equal to the quoted price. A derivative instrument that has a tenor that does not span the quoted period is considered an unobservable Level 3 measurement.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of June 30, 2009, the end of the period covered by this Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See note 11 to our interim financial statements in this Form 10-Q.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our annual meeting of stockholders on June 18, 2009. Our stockholders voted on the following proposals:
1.	To elect the five directors nominated by our Nominating & Governance Committee to our Board of Directors to serve until the next annual meeting of stockholders; and
2.	To ratify the Audit Committee’s selection of KPMG LLP as our independent auditors for fiscal year 2009.
The voting results were:
E. William Barnett was re-elected to serve as a director:

For	Against	Abstain
267,014,517	26,030,276	879,019
Mark M. Jacobs was re-elected to serve as a director:

For	Against	Abstain
266,634,744	26,269,718	1,019,349
Steven L. Miller was re-elected to serve as a director:

For	Against	Abstain
262,503,102	30,520,129	900,580
Laree E. Perez was re-elected to serve as a director:

For	Against	Abstain
267,217,045	25,730,457	976,310
Evan J. Silverstein was re-elected to serve as a director:

For	Against	Abstain
273,366,731	19,616,453	940,627

The Audit Committee’s selection of KPMG LLP as our independent auditors for the fiscal year ended December 31, 2009 was ratified:

For	Against	Abstain
288,939,553	4,073,259	911,000
We did not receive any broker non-votes on the proposals.

ITEM 6.	EXHIBITS
Exhibits.
See Index of Exhibits.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RRI ENERGY, INC.
(Registrant)

August 3, 2009	By:	/s/ Thomas C. Livengood Thomas C. Livengood
Senior Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)

INDEX OF EXHIBITS
Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. The exhibits with the asterisk symbol (*) are compensatory arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K. The representations, warranties and covenants contained in the exhibits were made only for purposes of such exhibits, as of specific dates, solely for the benefit of the parties thereto, may be subject to limitations agreed upon by those parties, and may be subject to standards of materiality that differ from those applicable to investors. Investors should read such representations, warranties and covenants (or any descriptions thereof contained in the exhibits) in conjunction with information provided elsewhere in this filing and in our other filings and should not rely solely on such information as characterizations of our actual state of facts.

SEC File or
		Report or Registration	Registration	Exhibit
Exhibit Number	Document Description	Statement	Number	Reference

3.1	Third Restated Certificate of Incorporation	RRI Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	3.1

+3.2	Sixth Amended and Restated Bylaws

3.3	Certificate of Ownership and Merger merging a wholly-owned subsidiary into registrant pursuant to Section 253 of the General Corporation Law of the State of Delaware, effective as of May 2, 2009	RRI Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009	1-16455	3.3

4.1
Registrant has omitted instruments with respect to long-term debt in an amount that does not exceed 10% of the registrant’s total assets and its subsidiaries on a consolidated basis and hereby undertakes to furnish a copy of any such agreement to the Securities and Exchange Commission upon request

*+10.1	2009 Long Term Incentive Award Program for Officers and Form of Award Agreement

*+10.2	2002 Long Term Incentive Plan Director Common Stock Award for Evan J. Silverstein

*+10.3	2002 Long Term Incentive Plan Form of Director Annual Award Agreement

*+10.4	2002 Long Term Incentive Plan Form of Quarterly Common Stock and Premium Restricted Stock Award for Directors

*+10.5	Non-Employee Directors’ Compensation Program, effective as of June 19, 2009

+31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+101.1	Interactive Data File