Form 10-Q
period 2010-03-31
RRI ENERGY INC
filed 2010-05-06
CIK 1126294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 27, 2010, the latest practicable date for determination, RRI Energy, Inc. had 353,413,315 shares of common stock outstanding and no shares of treasury stock.

i

SAFE HARBOR-FORWARD-LOOKING INFORMATION
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that contain projections, assumptions or estimates about our revenues, income, capital structure and other financial items, our plans and objectives for future operations or about our future economic performance, possible transactions, dispositions, financings or offerings, and overview of economic and market conditions. In many cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking.
Actual results may differ materially from those expressed or implied by the forward-looking statements as a result of many factors or events, including, but not limited to, the following:
•	Demand and market prices for electricity, capacity, fuel and emission allowances
•	The timing and extent of changes in commodity prices
•	Limitations on our ability to set rates at market prices
•	Legislative, regulatory and/or market developments
•	Changes in environmental regulations that constrain our operations or increase our compliance costs
•	Competition in the wholesale power markets
•	Operating without long-term power sales agreements
•	Ineffective hedging activities
•	Our ability to obtain adequate fuel supply and/or transmission services
•	Interruption or breakdown of our plants
•	Failure of third parties to perform contractual obligations
•	Failure to meet our debt service obligations or restrictive covenants
•	Changes in the wholesale power market or in our evaluation of our plants
•	The outcome of pending or threatened lawsuits, regulatory proceedings, tax proceedings and investigations
•	Weather-related events or other events beyond our control
•	Financial and economic market conditions and our access to capital and
•	The successful and timely completion of the proposed merger with Mirant Corporation, which could be materially and adversely affected by, among other things, the following:
•	obtaining mutually acceptable debt financing

•	resolving any litigation brought in connection with the proposed merger

•	the timing and terms and conditions of required governmental and regulatory approvals

•	the ability to maintain relationships with employees, suppliers or customers as well as the ability to integrate the businesses and realize cost savings
Other factors that could cause our actual results to differ from our projected results are discussed or referred to in the “Risk Factors” sections of this report and of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Our filings and other important information are also available on our investor page at www.rrienergy.com.
ii

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RRI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(thousands of dollars,
	except per share amounts)
Revenues:
Revenues (including $105,840 and $(4,288) unrealized gains (losses))	$604,710	$466,184

Expenses:
Cost of sales (including $21,263 and $(39,455) unrealized gains (losses))	266,801	324,674
Operation and maintenance	160,415	157,146
General and administrative	20,718	29,014
Western states litigation and similar settlements	17,000	—
Gains on sales of assets and emission and exchange allowances, net	(417)	(18,930)
Long-lived assets impairments	247,715	—
Depreciation and amortization	62,320	67,858

Total operating expense	774,552	559,762

Operating Loss	(169,842)	(93,578)

Other Income (Expense):
Interest expense	(46,041)	(46,919)
Interest income	216	248
Other, net	1,560	592

Total other expense	(44,265)	(46,079)

Loss from Continuing Operations Before Income Taxes	(214,107)	(139,657)
Income tax expense (benefit)	62,084	(33,876)

Loss from Continuing Operations	(276,191)	(105,781)
Loss from discontinued operations	(515)	(45,632)

Net Loss	$(276,706)	$(151,413)

Basic/Diluted Loss per Share:
Loss from continuing operations	$(0.78)	$(0.30)
Loss from discontinued operations	—	(0.13)

Net loss	$(0.78)	$(0.43)

See Notes to our Unaudited Consolidated Interim Financial Statements

RRI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(thousands of dollars, except per share amounts)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,124,069	$943,440
Restricted cash	28,835	24,093
Accounts and notes receivable, principally customer, net	114,453	152,569
Inventory	293,066	331,584
Derivative assets	201,626	132,062
Margin deposits	166,364	198,582
Prepayments and other current assets	90,914	86,844
Current assets of discontinued operations ($40,530 and $55,855 of margin deposits)	88,748	108,476

Total current assets	2,108,075	1,977,650

Property, plant and equipment, gross	5,924,765	6,330,879
Accumulated depreciation	(1,611,547)	(1,728,566)

Property, Plant and Equipment, net	4,313,218	4,602,313

Other Assets:
Other intangibles, net	300,390	305,913
Derivative assets	91,656	53,138
Prepaid lease	282,700	277,370
Other ($29,212 and $33,793 accounted for at fair value)	190,673	239,078
Long-term assets of discontinued operations	5,224	5,232

Total other assets	870,643	880,731

Total Assets	$7,291,936	$7,460,694

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$401,090	$404,505
Accounts payable, principally trade	118,251	142,787
Derivative liabilities	132,441	151,461
Margin deposits	67,590	2,860
Other	253,673	169,898
Current liabilities of discontinued operations ($13,309 and $11,000 of margin deposits)	62,494	58,452

Total current liabilities	1,035,539	929,963

Other Liabilities:
Derivative liabilities	56,229	61,436
Other	259,931	260,547
Long-term liabilities of discontinued operations	13,556	13,700

Total other liabilities	329,716	335,683

Long-term Debt	1,949,744	1,949,771

Commitments and Contingencies
Temporary Equity Stock-based Compensation	5,132	6,890

Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 353,413,315 and 352,785,985 issued)	114	114
Additional paid-in capital	6,264,565	6,259,248
Accumulated deficit	(2,249,342)	(1,972,389)
Accumulated other comprehensive loss	(43,532)	(48,586)

Total stockholders’ equity	3,971,805	4,238,387

Total Liabilities and Equity	$7,291,936	$7,460,694

See Notes to our Unaudited Consolidated Interim Financial Statements

RRI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(thousands of dollars)
Cash Flows from Operating Activities:
Net loss	$(276,706)	$(151,413)
Loss from discontinued operations	515	45,632

Loss from continuing operations	(276,191)	(105,781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,320	67,858
Deferred income taxes	62,134	(33,771)
Net changes in energy derivatives	(125,805)	43,743
Gains on sales of assets and emission and exchange allowances, net	(417)	(18,930)
Western states litigation and similar settlements	17,000	—
Long-lived assets impairments	247,715	—
Other, net	(1,850)	4,800
Changes in other assets and liabilities:
Accounts and notes receivable, net	37,219	86,831
Inventory	38,518	21,219
Margin deposits, net	96,948	105,783
Net derivative assets and liabilities	875	(10,298)
Accounts payable	(22,217)	2,287
Other current assets	(536)	(5,102)
Other assets	(8,486)	(4,221)
Taxes payable/receivable	1,190	(2,689)
Other current liabilities	43,757	40,076
Other liabilities	3,412	7,271

Net cash provided by continuing operations from operating activities	175,586	199,076
Net cash provided by discontinued operations from operating activities	25,922	289,161

Net cash provided by operating activities	201,508	488,237

Cash Flows from Investing Activities:
Capital expenditures	(17,997)	(55,472)
Proceeds from sales of emission and exchange allowances	7	12,798
Purchases of emission allowances	—	(5,358)
Restricted cash	(4,742)	(3,801)
Other, net	1,400	—

Net cash used in continuing operations from investing activities	(21,332)	(51,833)
Net cash used in discontinued operations from investing activities	(803)	(15,728)

Net cash used in investing activities	(22,135)	(67,561)

Cash Flows from Financing Activities:
Proceeds from issuances of stock	1,881	2,163

Net cash provided by financing activities	1,881	2,163

Net Change in Cash and Cash Equivalents, Total Operations	181,254	422,839
Less: Net Change in Cash and Cash Equivalents, Discontinued Operations	625	16,891
Cash and Cash Equivalents at Beginning of Period, Continuing Operations	943,440	1,004,367

Cash and Cash Equivalents at End of Period, Continuing Operations	$1,124,069	$1,410,315

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$(504)	$(4,745)
Income taxes paid (net of income tax refunds received) for continuing operations	(20)	3,762
See Notes to our Unaudited Consolidated Interim Financial Statements

RRI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(1) Background and Basis of Presentation
(a) Background.
“RRI Energy” refers to RRI Energy, Inc. and “we,” “us” and “our” refer to RRI Energy, Inc. and its consolidated subsidiaries. We provide energy, capacity, ancillary and other energy services to wholesale customers in competitive energy markets in the United States through our ownership and operation of and contracting for power generation capacity. Our business consists of four reportable segments. See note 16. Our consolidated interim financial statements and notes (interim financial statements) are unaudited, omit certain disclosures and should be read in conjunction with our audited consolidated financial statements and notes in our Form 10-K.
See note 18 for discussion of our proposed merger with Mirant Corporation (Mirant).
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
Inventory. We value fuel inventories at the lower of average cost or market. We reduce these inventories as they are used in the production of electricity or sold. During the three months ended March 31, 2010 and 2009, we recorded $2 million and $24 million, respectively, for lower of average cost or market valuation adjustments in cost of sales.
New Accounting Pronouncement — Improving Disclosures about Fair Value Measurements. Effective for the first quarter of 2010, this guidance requires disclosures of significant transfers in and out of Levels 1 and 2. In addition, it clarifies existing disclosure requirements regarding inputs and valuation techniques as well as the appropriate level of disaggregation for fair value measurements disclosures. See note 3. Effective for the first quarter of 2011 financial statements, this guidance requires separate presentation of purchases, sales, issuances and settlements within the Level 3 reconciliation.

(2) Stock-based Compensation
Our compensation expense for our stock-based incentive plans was:

	Three Months Ended March 31,
	2010	2009
	(in millions)

Stock-based incentive plans compensation expense (pre-tax) (1)	$2	$3

(1)	See note 10 to our consolidated financial statements in our Form 10-K for information about our stock-based incentive plans compensation expense/income.
During March 2010, the compensation committee of our board of directors granted (a) 917,746 time-based restricted stock options (exercise price of $4.28 per share which vest in three equal installments during March 2011, 2012 and 2013), (b) 462,500 time-based restricted stock options (exercise price of $4.20 per share which vest in three equal installments during March 2011, 2012 and 2013), (c) 909,423 time-based restricted stock units (which vest during March 2013), (d) 317,890 time-based cash units (which vest during March 2013) and (e) 690,123 performance-based cash units (which vest during March 2013) to employees under our stock and incentive plans. The performance-based cash units, which are liability-classified awards, are each payable into a cash amount equal to the market value of one share of our common stock based on the three-year average total shareholder return for the period beginning March 3, 2010 and ending March 3, 2013 compared to the relative three-year average total shareholder return for the same period of a group of our peer companies. The Monte Carlo simulation valuation model is used, on each reporting measurement date, to estimate the fair value of these performance-based cash awards.
No tax benefits related to stock-based compensation were realized during the three months ended March 31, 2010 and 2009 due to our net operating loss carryforwards.
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
We value some of our OTC, complex or structured derivative instruments using a variety of valuation models, which utilize inputs that may not be corroborated by market data and vary in complexity depending on the contractual terms of, and inherent risks in, the instrument being valued. We use both industry-standard models as well as internally developed proprietary valuation models that consider various assumptions, such as market prices for power and fuel, price shapes, volatilities and correlations as well as other relevant factors. When such inputs are significant to the fair value measurement, the derivative assets or liabilities are classified as Level 3 when we do not have corroborating market evidence to support significant valuation model inputs and cannot verify the model to market transactions. We believe the transaction price is the best estimate of fair value at inception under the exit price methodology. Accordingly, when a pricing model is used to value such an instrument, the resulting value is adjusted so the model value at inception equals the transaction price. Valuation models are typically impacted by Level 1 or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, we update Level 1 and Level 2 inputs to reflect observable market changes. Level 3 inputs are updated when corroborated by available market evidence. In the absence of such evidence, management’s best estimate is used.
See note 6 for discussion of our fair value measurements for some non-financial assets.

Fair Value of Derivative Instruments and Certain Other Assets. We apply recurring fair value measurements to our financial assets and liabilities. Fair value measurements of our financial assets and liabilities by class are as follows:

	March 31, 2010
					Total
	Level 1(1)	Level 2(1)	Level 3	Reclassifications(2)	Fair Value
	(in millions)
Derivative assets:
Power	$83	$57	$10	$—	$150
Power basis	—	3	7	—	10
Capacity energy	—	—	3	—	3
Natural gas	66	—	1	—	67
Natural gas basis	47	—	—	—	47
Coal	—	—	14	—	14
Other	—	—	—	2	2

Total derivative assets	$196	$60	$35	$2	$293

Derivative liabilities:
Power	$10	$117	$7	$—	$134
Power basis	—	9	—	—	9
Natural gas	—	—	5	—	5
Natural gas basis	30	—	—	—	30
Coal	—	—	7	—	7
Emissions	—	1	—	—	1
Other	—	—	—	2	2

Total derivative liabilities	$40	$127	$19	$2	$188

Cash equivalents(3)	$1,141	$—	$—	$—	$1,141
Other assets(4)	$29	$—	$—	$—	$29

(1)	Transfers between Level 1 and Level 2 are recognized as of the beginning of the reporting period. There were no significant transfers during the three months ended March 31, 2010.

(2)	Reclassifications are required to reconcile to our consolidated balance sheet presentation.

(3)	Represent investments in money market funds and are included in cash and cash equivalents and restricted cash in our consolidated balance sheet. We had $1.1 billion of cash equivalents included in cash and cash equivalents and $17 million of cash equivalents included in restricted cash.

(4)	Include $12 million in available-for-sale securities (shares in a public exchange) and $17 million in trading securities (rabbi trust investments (which are comprised of mutual funds) associated with our non-qualified deferred compensation plans for key and highly compensated employees).

	December 31, 2009
					Total
	Level 1	Level 2	Level 3	Reclassifications(1)	Fair Value
	(in millions)

Total derivative assets	$137	$46	$4	$(2)	$185
Total derivative liabilities	49	134	32	(2)	213
Cash equivalents(2)	965	—	—	—	965
Other assets(3)	34	—	—	—	34

(1)	Reclassifications are required to reconcile to our consolidated balance sheet presentation.

(2)	Represent investments in money market funds and are included in cash and cash equivalents and restricted cash in our consolidated balance sheet. We had $943 million of cash equivalents included in cash and cash equivalents and $22 million of cash equivalents included in restricted cash.

(3)	Include $13 million in available-for-sale securities (shares in a public exchange) and $21 million in trading securities (rabbi trust investments (which are comprised of mutual funds) associated with our non-qualified deferred compensation plans for key and highly compensated employees).

The following is a reconciliation of changes in fair value of net commodity derivative assets and liabilities classified as Level 3:

	Three Months Ended March 31,
	2010	2009
	Net Derivatives (Level 3)
	(in millions)

Balance, beginning of period (net asset (liability))	$(28)	$(114)
Total gains (losses) realized/unrealized:
Included in earnings (1)	44	(74)
Purchases, issuances and settlements (net)	—	35
Transfers into Level 3(2)	—	—
Transfers out of Level 3(2)	—	—

Balance, end of period (net asset (liability))	$16	$(153)

Changes in unrealized gains (losses) relating to derivative assets and liabilities still held as of March 31, 2010 and 2009:
Revenues	$12	$—
Cost of sales	24	(68)

Total	$36	$(68)

(1)	Recorded in revenues and cost of sales.

(2)	Recognized as of the beginning of the reporting period.
Nonperformance Risk. Derivative assets are discounted for credit risk using a yield curve representative of the counterparty’s probability of default. The counterparty’s default probability is based on a modified version of published default rates, taking 20-year historical default rates from Standard & Poor’s and Moody’s and adjusting them to reflect a rolling five-year average. Fair value measurement of our derivative liabilities reflects the nonperformance risk related to that liability, which is our own credit risk. We derive our nonperformance risk by applying our credit default swap spread against the respective derivative liability.
Fair Value of Other Financial Instruments. The fair values of cash, accounts receivable and payable and margin deposits approximate their carrying amounts. Values of our debt for continuing operations (see note 8) are:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
	(in millions)

Fixed rate debt	$2,351	$2,237	$2,355	$2,333

Total debt	$2,351	$2,237	$2,355	$2,333

(1)	We based the fair values of our fixed rate debt on market prices and quotes from an investment bank.
See note 4.
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
A summary of our derivative activities and classification in our results of operations is:

Primary
	Risk	Purpose for Holding or	Transactions that	Transactions that
Instrument	Exposure	Issuing Instrument(1)	Physically Flow/Settle(2)	Financially Settle(3)

Power futures, forward, swap and option contracts	Price risk	Power sales to customers	Revenues	Revenues
		Power purchases related to operations	Cost of sales	Revenues
		Power purchases/sales related to legacy trading and non-core asset management positions(4)	Revenues	Revenues

Natural gas and fuel futures, forward, swap and option contracts	Price risk	Natural gas and fuel sales related to operations	Revenues/Cost of sales	Cost of sales
		Natural gas sales related to power generation(5)	N/A(6)	Revenues
		Natural gas and fuel purchases related to operations	Cost of sales	Cost of sales
		Natural gas and fuel purchases/sales related to legacy trading and non-core asset management positions(4)	Cost of sales	Cost of sales

Emission and exchange allowances futures(7)	Price risk	Purchases/sales of emission and exchange allowances	N/A(6)	Revenues/Cost of sales

(1)	The purpose for holding or issuing does not impact the accounting method elected for each instrument.

(2)	Includes classification of unrealized gains and losses for derivative transactions reclassified to inventory or intangibles upon settlement.

(3)	Includes classification for mark-to-market derivatives and amounts reclassified from accumulated other comprehensive income/loss related to cash flow hedges.

(4)	See discussion below regarding trading activities.

(5)	Natural gas financial swaps and options transacted to economically hedge generation in the PJM region (in our East Coal and East Gas segments).

(6)	N/A is not applicable.

(7)	Includes emission and exchange allowances futures for sulfur dioxide (SO2), nitrogen oxide (NOX) and carbon dioxide (CO2).
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
Earnings Volatility from Derivative Instruments. We procure power, natural gas, coal, oil, natural gas transportation and storage capacity and other energy-related commodities to support our business. We may experience volatility in our earnings resulting from contracts receiving accrual accounting treatment while related derivative instruments are marked to market through earnings. As discussed in note 1(b), our financial statements include estimates and assumptions made by management throughout the reporting periods and as of the balance sheet dates. It is reasonable that subsequent to the balance sheet date of March 31, 2010, changes, some of which could be significant, have occurred in the inputs to our various fair value measures, particularly relating to commodity price movements.
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

Cash Flow Hedges. During the first quarter of 2007, we de-designated our remaining cash flow hedges; therefore, as of March 31, 2010 and December 31, 2009, we do not have any designated cash flow hedges. The fair value of our de-designated cash flow hedges are deferred in accumulated other comprehensive loss, net of tax, to the extent the contracts have been effective as hedges, until the forecasted transactions affect earnings. At the time the forecasted transactions affect earnings, we reclassify the amounts in accumulated other comprehensive loss into earnings.
Amounts included in accumulated other comprehensive loss are:

	March 31, 2010
		Expected to be
		Reclassified into
		Results of
	At the End of the	Operations
	Period	in Next 12 Months
	(in millions)

De-designated cash flow hedges, net of tax(1)(2)	$29	$14

(1)	No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(2)	During the three months ended March 31, 2010 and 2009, $0 was recognized in our results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.
Presentation of Derivative Assets and Liabilities. We present our derivative assets and liabilities on a gross basis (regardless of master netting arrangements with the same counterparty). Cash collateral amounts are also presented on a gross basis.
As of March 31, 2010, our commodity derivative assets and liabilities include amounts for non-trading and trading activities as follows:

	Derivative Assets		Derivative Liabilities		Net Derivative
	Current	Long-Term	Current	Long-Term	Assets (Liabilities)
	(in millions)

Non-trading	$154	$91	$(98)	$(56)	$91
Trading	48	—	(34)	—	14

Total derivatives	$202	$91	$(132)	$(56)	$105

We have the following derivative commodity contracts outstanding as of March 31, 2010:

		Notional Volumes(2)
Commodity	Unit(1)	Current	Long-term
		(in millions)

Power	MWh	(6)	(4)
Capacity energy	MWh	(1)	(1)
Natural gas (3)	MMBTU	9	18
Coal	MMBTU	106	148

(1)	MWh is megawatt hours and MMBTU is million British thermal units.

(2)	Negative amounts indicate net forward sales.

(3)	Includes current and long-term volumes related to purchases of put options.

The income (loss) associated with our energy derivatives during the three months ended March 31, 2010 and 2009 is:

	Three Months Ended March 31,
	2010		2009
Derivatives Not Designated as Hedging Instruments	Revenues	Cost of Sales	Revenues	Cost of Sales
	(in millions)
Non-Trading Commodity Contracts:
Unrealized(1)	$106	$26	$(4)	$(40)
Realized(2)(3)(4)	87	(68)	106	(8)

Total non-trading	$193	$(42)	$102	$(48)

Trading Commodity Contracts:
Unrealized(1)	$—	$(5)	$—	$—
Realized(2)	—	5	—	19

Total trading	$—	$—	$—	$19

(1)	As discussed above, during 2007, we de-designated our remaining cash flow hedges; during the three months ended March 31, 2010 and 2009, previously measured ineffectiveness gains/losses in revenues reversing due to settlement of the derivative contracts were insignificant.

(2)	Does not include realized gains or losses associated with cash month transactions, non-derivative transactions or derivative transactions that qualify for the normal purchase/normal sale exception.

(3)	Excludes settlement value of fuel contracts classified as inventory upon settlement.

(4)	Includes gains or losses from de-designated cash flow hedges reclassified from accumulated other comprehensive loss due to settlement of the derivative contracts. See note 7.
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

	Three Months Ended March 31,
	2010	2009
	(in millions)

Revenues	$—	$—
Cost of sales	1	11

Total(1)	$1	$11

(1)	Includes realized and unrealized gains and losses on both derivative instruments and non-derivative instruments.

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
Our credit exposure is based on (a) derivative assets and accounts receivable from our counterparties (each included in our consolidated balance sheet) and (b) contracts classified as normal purchase/normal sale and non-derivative contractual commitments (each not included in our consolidated balance sheet except for any related accounts receivable), all after taking into consideration netting within each contract and any master netting contracts with counterparties. We believe this represents the maximum potential loss we could incur if our counterparties to the contracts discussed above failed to perform according to their contract terms.
As of March 31, 2010, our credit exposure is summarized as follows:

	Exposure	Credit		Number of		Net Exposure of
	Before	Collateral	Exposure	Counterparties		Counterparties
Credit Rating Equivalent	Collateral(1)	Held(2)	Net of Collateral	>10%		>10%
	(dollars in millions)

Investment grade	$179	$23	$156	3	(3)	$107
Non-investment grade	13	1	12	—		—
No external ratings:
Internally rated — Investment grade	45	—	45	1	(4)	41
Internally rated — Non-investment grade	26	22	4	—		—

Total	$263	$46	$217	4		$148

(1)	The table includes amounts related to certain contracts classified as discontinued operations in our consolidated balance sheets. These contracts settle through the expiration date in 2013.

(2)	Collateral consists of cash, standby letters of credit and other forms approved by management.

(3)	These counterparties are a utility company, a power grid operator and a financial institution.

(4)	This counterparty is a financial institution.
As of December 31, 2009, three investment grade counterparties (a power grid operator, a utility company and a financial institution) represented 56% ($138 million) of our credit exposure net of collateral held.
Based on our current credit ratings, any additional collateral postings that would be required from us due to a credit downgrade would be immaterial.
We have cash collateral posted and letters of credit issued as follows:

	March 31, 2010		December 31, 2009
	Cash	Letters of Credit(1)	Cash	Letters of Credit(1)
	(in millions)

Commodity contracts(2)	$132	$57	$207	$52
Derivative contracts receiving mark-to-market accounting treatment(2)(3)	$58	$8	$97	$5
Other(4)	$47	$—	$47	$—

(1)	See note 8.

(2)	Includes activity for both continuing and discontinued operations.

(3)	These amounts are included in the amounts above for commodity contracts.

(4)	Represents cash posted under surety bonds related to environmental obligations to the Pennsylvania Department of Environmental Protection.

(6) Long-Lived Assets Impairments
We periodically evaluate the recoverability of our long-lived assets (property, plant and equipment and intangible assets), which involves significant judgment and estimates, when there are certain indicators that the carrying value of these assets may not be recoverable. As of March 31, 2010, we had $4.6 billion of long-lived assets. This estimate affects all segments, which hold 99% of our total net property, plant and equipment and net intangible assets. Our East Coal segment holds the largest portion of our net property, plant and equipment and net intangible assets at 57% of our consolidated total. See notes 2(g), 4 and 5 to our consolidated financial statements in our Form 10-K for further discussion.
Based on the further decline of commodity prices, our asset recoverability review was updated from December 31, 2009 to March 31, 2010. Our asset recoverability review indicated that two plants, our Elrama plant and our Niles plant (each in our East Coal segment), needed to be measured at fair value to determine if impairments existed.
Following our current methodology (as described below), we had three additional plants and related intangible assets with a combined carrying value of $344 million, where the undiscounted cash flows were close to the carrying values. If market conditions or environmental and regulatory assumptions change negatively in the future, it is likely that these three plants (and possibly others) could be impaired.
Key Assumptions. The following summarizes some of the most significant estimates and assumptions used in evaluating our plant level undiscounted cash flows. The ranges for the fundamental view assumptions are to account for variability by year and region.

March 31, 2010

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
Under the 5-year market forecast with escalation scenario, we use the following data: (a) forward market curves for commodity prices as of March 16, 2010 for the first five years, (b) cash flow projections through the plant’s estimated remaining useful life and (c) escalation factor of cash flows of 2.5% per year after year five.
Under the 5-year market forecast with fundamental view scenario, we model all of our plants and those of others in the regions in which we operate using these assumptions: (a) forward market curves for commodity prices as of March 16, 2010 for the first five years; (b) ranges shown in the table above used in developing our fundamental view beyond five years; (c) the markets in which we operate will continue to be deregulated and earn margins based on forward or projected market prices; (d) projected market prices for energy and capacity will be set by the forecasted available supply and level of forecasted demand—new supply will enter markets when market prices and associated returns, including any assumed subsidies for renewable energy, are sufficient to achieve minimum return requirements; (e) minimum return requirements on future construction of new generation facilities, as shown in the table above, will likely be driven or influenced by utilities, which we expect will have a lower cost of capital than merchant generators; (f) various ranges of environmental regulations, including those for SO2, NOx and greenhouse gas emissions; and (g) cash flow projections through the plant’s estimated remaining useful life.

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

	Elrama	Niles
Valuation approach weightings:
Income approach	100%	100%
Market-based approach	0%	0%
Risk-adjusted discount rate for the estimated cash flows	15%	15%
We only used the income approach as we believe no relevant market data exists for these two plants for which we were required to estimate fair value. The discount rates reflect the uncertainty of the plants’ cash flows and their inability to support meaningful amounts of debt, and was determined considering factors such as the potential for future capacity revenues and regulatory, commodity and macroeconomic conditions.
We determined that our Elrama plant, which consists of property, plant and equipment, was impaired by $193 million as of March 31, 2010. We determined that our Niles plant, which consists of property, plant and equipment, was impaired by $55 million as of March 31, 2010. These impairments were primarily due to the further decline in commodity prices. We believe the remaining net book values of $68 million for Elrama and $26 million for Niles represent our best estimates of fair values as of March 31, 2010.
Certain disclosures are required about nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. This applies to our long-lived assets for which we were required to determine fair value. A fair value hierarchy exists for inputs used in measuring fair value that maximizes the use of observable inputs (Level 1 or Level 2) and minimizes the use of unobservable inputs (Level 3) by requiring that the observable inputs be used when available. See note 3 for further discussion about the three levels. These assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and affects the valuation of fair value and the assets’ placement within the fair value hierarchy levels.

				Q1 2010
	March 31, 2010			Impairment
	Level 1	Level 2	Level 3	Charges
	(in millions)

Elrama property, plant and equipment(1)	$—	$—	$68	$193
Niles property, plant and equipment(2)	—	—	26	55

Total	$—	$—	$94	$248

(1)	Elrama is in our East Coal segment.

(2)	Niles is in our East Coal segment.
Effect if Different Assumptions Used. The estimates and assumptions used to determine whether long-lived assets are recoverable or whether impairment exists are subject to high degree of uncertainty. Different assumptions as to power prices, fuel costs, our future cost structure, environmental assumptions and remaining useful lives and ultimate disposition values of our plants would result in estimated future cash flows that could be materially different than those considered in the recoverability assessments as of March 31, 2010 and could result in having to estimate the fair value of other plants.
Use of a different risk-adjusted discount rate would result in fair value estimates for the two plants for which we recorded an impairment during the three months ended March 31, 2010 that could be materially greater than or less than the fair value estimates as of March 31, 2010. Any future fair value estimates for our Elrama and Niles long-lived assets that are greater than the fair value estimates as of March 31, 2010 will not result in reversal of the first quarter 2010 impairment charges.

(7) Comprehensive Income (Loss)
The components of total comprehensive income (loss) are:

	Three Months Ended March 31,
	2010	2009
	(in millions)

Net loss	$(277)	$(151)
Other comprehensive income (loss), net of tax:
Deferred benefits	1	—
Reclassification of net deferred loss from cash flow hedges into net income/loss	5	5
Unrealized gain (loss) on available-for-sale securities	(1)	1

Comprehensive loss	$(272)	$(145)

(8) Debt
Outstanding debt:

	March 31, 2010				December 31, 2009
	Weighted				Weighted
	Average				Average
	Stated				Stated
	Interest				Interest
	Rate(1)	Long-term	Current		Rate(1)	Long-term	Current
	(in millions, except interest rates)
Facilities, Bonds and Notes:
RRI Energy:
Senior secured revolver due 2012	2.04%	$—	$—		1.98%	$—	$—
Senior secured notes due 2014	6.75	279	—		6.75	279	—
Senior unsecured notes due 2014	7.625	575	—		7.625	575	—
Senior unsecured notes due 2017	7.875	725	—		7.875	725	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)	12.00	—	400	(2)	12.00	—	400
PEDFA(3) fixed-rate bonds due 2036	6.75	371	—		6.75	371	—

Total facilities, bonds and notes		1,950	400			1,950	400

Other:
Adjustment to fair value of debt(4)		—	1			—	5

Total other debt		—	1			—	5

Total debt		$1,950	$401			$1,950	$405

(1)	The weighted average stated interest rates are as of March 31, 2010 or December 31, 2009.

(2)	We paid off this debt in May 2010.

(3)	PEDFA is the Pennsylvania Economic Development Financing Authority. These bonds were issued for our Seward plant.

(4)	Debt acquired in the Orion Power acquisition was adjusted to fair value as of the acquisition date. Included in interest expense is amortization of $4 million and $3 million for valuation adjustments for debt during the three months ended March 31, 2010 and 2009, respectively.
Amounts borrowed and available for borrowing under our revolving credit agreements as of March 31, 2010 are:

	Total Committed	Drawn	Letters	Unused
	Credit	Amount	of Credit	Amount
	(in millions)

RRI Energy senior secured revolver due 2012	$500	$—	$—	$500
RRI Energy letter of credit facility due 2014	250	—	92	158

Total	$750	$—	$92	$658

(9) Earnings (Loss) Per Share
The amounts used in the basic and diluted earnings (loss) per common share computations are the same:

	Three Months Ended March 31,
	2010	2009
	(in millions)

Loss from continuing operations (basic and diluted)	$(276)	$(106)

	Three Months Ended March 31,
	2010	2009
	(shares in thousands)

Weighted average shares outstanding (basic and diluted)	353,307	350,487

We excluded the following items from diluted earnings (loss) per common share due to the anti-dilutive effect:

	Three Months Ended March 31,
	2010		2009
	(shares in thousands)

Shares excluded from the calculation of diluted earnings/loss per share	350	(1)	446	(1)
Shares excluded from the calculation of diluted earnings/loss per share because the exercise price exceeded the average market price	4,853	(2)	7,851	(2)

(1)	Potential shares include stock options and restricted stock.

(2)	Includes stock options.
(10) Income Taxes
(a) Tax Rate Reconciliation.
A reconciliation of the federal statutory income tax rate to the effective income tax rate for our continuing operations is:

	Three Months Ended March 31,
	2010		2009

Federal statutory rate	(35)%		(35)%
Additions (reductions) resulting from:
Federal valuation allowance	52	(1)	11	(2)
State income taxes, net of federal income taxes	10	(3)	(1	)(4)
Other	2		1

Effective rate	29%		(24)%

(1)	Of this percentage, $112 million (52%) relates to additional valuation allowance.

(2)	Of this percentage, $16 million (11%) relates to additional valuation allowance.

(3)	Of this percentage, $32 million (15%) relates to additional valuation allowances.

(4)	Of this percentage, $6 million (4%) relates to additional valuation allowances.

(b)	Valuation Allowances.
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

Our valuation allowances for deferred tax assets are:

	Federal	State
	(in millions)

As of December 31, 2009	$129	$135
Changes in valuation allowances	112	32

As of March 31, 2010	$241	$167

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
Our unrecognized federal and state tax benefits changed during the three months ended March 31, 2010 as follows (in millions):

Balance, December 31, 2009	$3
Increases related to prior years	10
Decreases related to prior years	(9)
Increases related to current year	—
Settlements	—
Lapses in the statute of limitations	—

Balance, March 31, 2010	$4

Our unrecognized federal and state tax benefits did not change significantly during the three months ended March 31, 2009.
We expect to continue discussions with taxing authorities regarding tax positions related to the following, and believe it is reasonably possible some of these matters could be resolved in the next 12 months; however, we cannot estimate the range of changes that might occur: (a) $351 million charge during 2005 to settle certain civil litigation and claims relating to the Western states energy crisis; and (b) the timing of tax deductions as a result of negotiations with respect to California-related revenue, depreciation and emission allowances.
We are in ongoing discussions with the Internal Revenue Service (IRS) regarding the timing of revenue recognition and tax deductions with respect to certain California-related items in our 2002 short taxable period return (subsequent to our separation from CenterPoint Energy, Inc (CenterPoint)). The IRS has informed us it expects to issue a notice of denial of our administrative claim for refund involving these California-related items and we expect to institute a refund litigation with respect to this claim in the U.S. District Court or U.S. Court of Federal Claims. In order to set a jurisdictional prerequisite to institute such a refund suit, we expect to make a payment of approximately $60 million to $65 million (which includes an asserted tax liability of $38 million plus interest) some time during 2010 and record a related receivable. If the IRS were to ultimately prevail in this matter, there would be an increase to our income tax expense. The payment will be refunded with interest if we are successful in the litigation.
(11) Guarantees and Indemnifications
We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the guarantee is approximately $53 million as of March 31, 2010 and no liability is recorded in our consolidated balance sheet for this item.
We also guarantee the PEDFA fixed-rate bonds, which are included in our consolidated balance sheet as outstanding debt ($371 million are in our consolidated balance sheets as of March 31, 2010 and December 31, 2009). Our guarantees are secured by the same collateral as our senior secured 6.75% notes. The guarantees require us to comply with covenants similar to those in the senior secured 6.75% notes indenture. The PEDFA bonds will become secured by certain assets of our Seward power plant if the collateral supporting both the senior secured 6.75% notes and our guarantees are released. Our maximum potential obligation under the guarantees is for payment of the principal and related interest charges at a fixed rate of 6.75%. During 2009, we purchased $129 million ($92 million of which was classified as discontinued operations) of the PEDFA bonds and are the holder of these repurchased bonds. Therefore, the net amount payable by us would not exceed the amount of PEDFA bonds outstanding, excluding the PEDFA bonds we hold. See note 8.

We guaranteed payments to a third party relating to energy sales during December 2000 from El Dorado Energy, LLC, a former investment. In April 2010, the third party agreed to settle litigation arising from the 2000-2001 energy crises. Based on estimates from the third party and as a result, we recorded a $17 million charge during the three months ended March 31, 2010, which is included in Western states litigation and similar settlements in our statement of operations and other current liabilities in our consolidated balance sheet as of March 31, 2010. The third party’s settlement has not yet been filed with nor approved by the FERC. We currently expect to make this payment during 2010 or early 2011. This estimate is subject to change.
In connection with the sale of our Northeast C&I contracts in December 2008, we guaranteed some former customers’ performance to the buyer. We estimate the most probable maximum potential amount of future payments under the guarantee is $12 million as of March 31, 2010. As of March 31, 2010 and December 31, 2009, we have recorded an insignificant amount in our consolidated balance sheets associated with this guarantee.
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
(12) Contingencies
We are party to many legal proceedings, some of which may involve substantial amounts. Unless otherwise noted, we cannot predict the outcome of the matters described below.
(a) Pending Natural Gas Litigation.
We are party to seven lawsuits, several of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name a number of unaffiliated energy companies as parties. In April 2010, in a related lawsuit, the Tennessee Supreme Court reversed the Court of Appeals and dismissed all claims.
(b) Environmental Matters.
New Source Review Matters. The United States Environmental Protection Agency (EPA) and various states are investigating compliance of coal-fueled electric generating plants with the pre-construction permitting requirements of the Clean Air Act known as “New Source Review.” In 2000 and 2001, we responded to the EPA’s information requests related to five of our plants, and in December 2007, we received supplemental requests for two of those plants. In September 2008, we received an EPA request for information related to two additional plants and in October 2009, we received supplemental requests for those two plants. The EPA agreed to share information relating to its investigations with state environmental agencies. In January 2009, we received a Notice of Violation (NOV) from the EPA alleging that past work at our Shawville, Portland and Keystone plants violated the agency’s regulations regarding New Source Review.
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
Ash Disposal Landfill Closures. We are responsible for environmental costs related to the future closures of seven ash disposal landfills. We recorded the estimated discounted costs ($18 million as of March 31, 2010 and December 31, 2009) associated with these environmental liabilities as part of our asset retirement obligations. See note 2(m) to our consolidated financial statements in our Form 10-K.
Remediation Obligations. We are responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey. We recorded the estimated long-term liability for the remediation costs of $8 million as of March 31, 2010 and December 31, 2009.
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
Global Warming. In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a suit in the United States District Court for the Northern District of California against us and 23 other electric generating and oil and gas companies. The lawsuit seeks damages of up to $400 million for the cost of relocating the village allegedly because of global warming caused by the greenhouse gas emissions of the defendants. In late 2009, the District Court ordered that the case be dismissed and the plaintiffs appealed. We are also a party to Comer v. Murphy Oil, where a group of Mississippi residents and landowners allege the defendants’ greenhouse gas emissions contributed to the force of Hurricane Katrina. The plaintiffs have not specified the amount of damages they are seeking. In October 2009, the United States Court of Appeals for the Fifth Circuit ruled that the plaintiffs’ claims satisfied the threshold test for standing and did not present a non-justiciable political question and remanded the case to the United States District Court for the Southern District of Mississippi for further proceedings. While we believe claims such as these lack legal merit, it is possible that this trend of climate change litigation may continue.
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
Texas Franchise Audit. The state of Texas has issued assessment orders indicating an estimated tax liability of approximately $59 million (including interest and penalties of $21 million) relating primarily to the sourcing of receipts for 2000 through 2006. We are contesting the audit assessments related to this issue.

Refund Contingency Related to Transportation Rates. In September 2008, Kern River Gas Transmission Company (Kern), a natural gas pipeline company, and certain of its shippers entered into a settlement agreement regarding Kern’s transportation rates to which we were a party. The agreement resulted in a refund to us of $30 million during 2008 (recorded as a current liability). In 2009, the Federal Energy Regulatory Commission (FERC) rejected the settlement agreement and directed Kern to recalculate the refunds. We do not expect any adjustments to be material. When the final FERC order is received (currently expected in 2010), we will recognize this liability in income from continuing operations as a reduction of cost of sales.
(d) Proposed Merger with Mirant.
In April 2010, RRI Energy together with Mirant and Mirant’s board of directors have been named defendants in four purported class action lawsuits filed in the Superior Court of Fulton County, Georgia, brought on behalf of proposed classes consisting of holders of Mirant common stock, excluding defendants and their affiliates. RRI Energy Holdings, Inc., a wholly-owned subsidiary of RRI Energy formed for the purpose of effecting the merger, was also named a defendant in three of the lawsuits. The complaints allege, among other things, that the merger agreement was the product of breaches of fiduciary duties by the individual defendants, in that it allegedly does not provide for the best value reasonable under the circumstances for Mirant’s public stockholders, and that the other defendants aided and abetted the individual defendants’ breaches of fiduciary duties. The complaints seek, among other things, (a) a declaration that the merger agreement was entered into in breach of the defendants’ duties, (b) to enjoin defendants from consummating the merger, (c) rescission of the merger if it is consummated and/or (d) granting the class members any profits or benefits allegedly improperly received by defendants. We believe that the allegations of the complaints are without merit and that we have substantial meritorious defenses to the claims made in these actions. See note 18.
(13) Pension and Postretirement Benefits
We sponsor multiple defined benefit pension plans. We provide subsidized postretirement benefits to some bargaining employees but generally do not provide them to non-bargaining employees. See note 11 to our consolidated financial statements in our 2009 Form 10-K for additional information about pension and postretirement benefits.

	Pension		Postretirement
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
	(in millions)

Service cost	$1	$1	$—	$—
Interest cost	2	2	1	2
Expected return on plan assets	(1)	(1)	—	—
Net amortization	—	1	—	—

Net periodic benefit costs	$2	$3	$1	$2

Contributions. During the three months ended March 31, 2010 and 2009, we made $0 and $1 million, respectively, in contributions to our pension plans and other postretirement benefit plans.
(14) Collective Bargaining Agreements
As of March 31, 2010, approximately 45% of our employees are subject to collective bargaining agreements. Approximately 25% of our employees are subject to collective bargaining agreements that will expire by March 31, 2011. We intend to negotiate the renewal of these agreements.
(15) Supplemental Guarantor Information
Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes. Orion Power Holdings, Inc. and its consolidated subsidiaries, which are classified here as non-guarantors, will become guarantors in June 2010 related to maturity and pay off of its senior notes on May 1, 2010.

Condensed Consolidating Statements of Operations.

	Three Months Ended March 31, 2010
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$605	$273	$(273)	$605

Cost of sales	—	424	115	(272)	267
Operation and maintenance	—	63	99	(2)	160
General and administrative	—	3	18	—	21
Western states litigation and similar settlements	—	17	—	—	17
Long-lived assets impairments	—	—	248	—	248
Depreciation and amortization	—	30	32	—	62

Total	—	537	512	(274)	775

Operating income (loss)	—	68	(239)	1	(170)

Loss of equity investments of consolidated subsidiaries	(239)	(27)	—	266	—
Interest expense	(33)	(6)	(7)	—	(46)
Interest income (expense) — affiliated companies, net	21	(2)	(19)	—	—
Other, net	—	2	—	—	2

Total other expense	(251)	(33)	(26)	266	(44)

Income (loss) from continuing operations before income taxes	(251)	35	(265)	267	(214)
Income tax expense (benefit)	26	33	(29)	32	62

Income (loss) from continuing operations	(277)	2	(236)	235	(276)
Income (loss) from discontinued operations	—	2	(3)	—	(1)

Net income (loss)	$(277)	$4	$(239)	$235	$(277)

	Three Months Ended March 31, 2009
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$452	$257	$(243)	$466

Cost of sales	—	342	223	(241)	324
Operation and maintenance	—	62	96	(1)	157
General and administrative	—	4	26	(1)	29
Gains on sales of assets and emission and exchange allowances, net	—	(15)	(3)	—	(18)
Depreciation and amortization	—	32	36	—	68

Total	—	425	378	(243)	560

Operating income (loss)	—	27	(121)	—	(94)

Loss of equity investments of consolidated subsidiaries	(107)	(20)	—	127	—
Interest expense	(37)	(8)	(2)	—	(47)
Interest income (expense) — affiliated companies, net	17	(3)	(14)	—	—
Other, net	—	1	—	—	1

Total other expense	(127)	(30)	(16)	127	(46)

Loss from continuing operations before income taxes	(127)	(3)	(137)	127	(140)
Income tax expense (benefit)	8	9	(51)	—	(34)

Loss from continuing operations	(135)	(12)	(86)	127	(106)
Income (loss) from discontinued operations	(16)	9	(38)	—	(45)

Net loss	$(151)	$(3)	$(124)	127	$(151)

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

	March 31, 2010
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,082	$—	$42	$—	$1,124
Restricted cash	—	25	4	—	29
Accounts and notes receivable, principally customer, net	10	96	11	(3)	114
Accounts and notes receivable — affiliated companies	2,414	556	175	(3,145)	—
Inventory	—	125	168	—	293
Derivative assets	—	167	35	—	202
Other current assets	46	149	71	(8)	258
Current assets of discontinued operations	9	82	6	(8)	89

Total current assets	3,561	1,200	512	(3,164)	2,109

Property, Plant and Equipment, net	—	2,202	2,111	—	4,313

Other Assets:
Other intangibles, net	—	48	252	—	300
Notes receivable — affiliated companies	958	552	—	(1,510)	—
Equity investments of consolidated subsidiaries	1,643	257	18	(1,918)	—
Derivative assets	—	85	6	—	91
Other long-term assets	34	718	353	(631)	474
Long-term assets of discontinued operations	—	5	—	—	5

Total other assets	2,635	1,665	629	(4,059)	870

Total Assets	$6,196	$5,067	$3,252	$(7,223)	$7,292

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$—	$—	$401	$—	$401
Accounts payable, principally trade	—	63	57	(2)	118
Accounts and notes payable — affiliated companies	—	2,270	875	(3,145)	—
Derivative liabilities	—	68	64	—	132
Other current liabilities	44	248	55	(25)	322
Current liabilities of discontinued operations	8	56	6	(8)	62

Total current liabilities	52	2,705	1,458	(3,180)	1,035

Other Liabilities:
Notes payable — affiliated companies	—	966	544	(1,510)	—
Derivative liabilities	—	4	52	—	56
Other long-term liabilities	586	128	129	(583)	260
Long-term liabilities of discontinued operations	2	5	7	—	14

Total other liabilities	588	1,103	732	(2,093)	330

Long-term Debt	1,579	371	—	—	1,950

Commitments and Contingencies
Temporary Equity Stock-based Compensation	5	—	—	—	5
Total Stockholders’ Equity	3,972	888	1,062	(1,950)	3,972

Total Liabilities and Equity	$6,196	$5,067	$3,252	$(7,223)	$7,292

	December 31, 2009
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$922	$—	$26	$(5)	$943
Restricted cash	—	17	2	5	24
Accounts and notes receivable, principally customer, net	10	129	14	—	153
Accounts and notes receivable — affiliated companies	2,210	554	208	(2,972)	—
Inventory	—	153	179	—	332
Derivative assets	—	100	32	—	132
Other current assets	48	164	88	(14)	286
Current assets of discontinued operations	129	95	5	(121)	108

Total current assets	3,319	1,212	554	(3,107)	1,978

Property, Plant and Equipment, net	—	2,227	2,375	—	4,602

Other Assets:
Other intangibles, net	—	50	256	—	306
Notes receivable — affiliated companies	1,067	551	—	(1,618)	—
Equity investments of consolidated subsidiaries	1,991	277	18	(2,286)	—
Derivative assets	—	48	5	—	53
Other long-term assets	41	755	371	(650)	517
Long-term assets of discontinued operations	—	5	—	—	5

Total other assets	3,099	1,686	650	(4,554)	881

Total Assets	$6,418	$5,125	$3,579	$(7,661)	$7,461

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$—	$—	$405	$—	$405
Accounts payable, principally trade	—	75	68	—	143
Accounts and notes payable — affiliated companies	—	2,111	861	(2,972)	—
Derivative liabilities	—	68	84	—	152
Other current liabilities	10	126	50	(14)	172
Current liabilities of discontinued operations	9	162	8	(121)	58

Total current liabilities	19	2,542	1,476	(3,107)	930

Other Liabilities:
Notes payable — affiliated companies	—	1,062	556	(1,618)	—
Derivative liabilities	—	—	61	—	61
Other long-term liabilities	572	138	201	(650)	261
Long-term liabilities of discontinued operations	3	7	4	—	14

Total other liabilities	575	1,207	822	(2,268)	336

Long-term Debt	1,579	371	—	—	1,950

Commitments and Contingencies
Temporary Equity Stock-based Compensation	7	—	—	—	7
Total Stockholders’ Equity	4,238	1,005	1,281	(2,286)	4,238

Total Liabilities and Equity	$6,418	$5,125	$3,579	$(7,661)	$7,461

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Three Months Ended March 31, 2010
	RRI Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by continuing operations from operating activities	$8	$131	$37	$—	$176
Net cash provided by discontinued operations from operating activities	10	15	1	—	26

Net cash provided by operating activities	18	146	38	—	202

Cash Flows from Investing Activities:
Capital expenditures	—	(3)	(15)	—	(18)
Investments in, advances to and from and distributions from subsidiaries, net(2)	139	—	—	(139)	—
Proceeds from sales (purchases) of emission allowances	—	13	(13)	—	—
Restricted cash	—	(7)	(3)	5	(5)
Other, net	—	2	—	—	2

Net cash provided by (used in) continuing operations from investing activities	139	5	(31)	(134)	(21)
Net cash provided by (used in) discontinued operations from investing activities	1	(1)	—	(1)	(1)

Net cash provided by (used in) investing activities	140	4	(31)	(135)	(22)

Cash Flows from Financing Activities:
Changes in notes with affiliated companies, net(3)	—	(149)	10	139	—
Proceeds from issuances of stock	2	—	—	—	2

Net cash provided by (used in) continuing operations from financing activities	2	(149)	10	139	2
Net cash used in discontinued operations from financing activities	—	(1)	—	1	—

Net cash provided by (used in) financing activities	2	(150)	10	140	2

Net Change in Cash and Cash Equivalents, Total Operations	160	—	17	5	182
Less: Net Change in Cash and Cash Equivalents, Discontinued Operations	—	—	1	—	1
Cash and Cash Equivalents at Beginning of Period, Continuing Operations	922	—	26	(5)	943

Cash and Cash Equivalents at End of Period, Continuing Operations	$1,082	$—	$42	$—	$1,124

	Three Months Ended March 31, 2009
	RRI Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by continuing operations from operating activities	$100	$74	$25	$—	$199
Net cash provided by discontinued operations from operating activities	2	18	269	—	289

Net cash provided by operating activities	102	92	294	—	488

Cash Flows from Investing Activities:
Capital expenditures	—	(5)	(50)	—	(55)
Investments in, advances to and from and distributions from subsidiaries, net(2)	94	—	—	(94)	—
Proceeds from sales (purchases) of emission allowances	—	39	(32)	—	7
Restricted cash	—	(3)	(1)	—	(4)

Net cash provided by (used in) continuing operations from investing activities	94	31	(83)	(94)	(52)
Net cash provided by (used in) discontinued operations from investing activities	212	(8)	(226)	7	(15)

Net cash provided by (used in) investing activities	306	23	(309)	(87)	(67)

Cash Flows from Financing Activities:
Changes in notes with affiliated companies, net(3)	—	(127)	33	94	—
Proceeds from issuances of stock	2	—	—	—	2

Net cash provided by (used in) continuing operations from financing activities	2	(127)	33	94	2
Net cash provided by (used in) discontinued operations from financing activities	—	12	(5)	(7)	—

Net cash provided by (used in) financing activities	2	(115)	28	87	2

Net Change in Cash and Cash Equivalents, Total Operations	410	—	13	—	423
Less: Net Change in Cash and Cash Equivalents, Discontinued Operations	—	—	17	—	17
Cash and Cash Equivalents at Beginning of Period, Continuing Operations	970	—	34	—	1,004

Cash and Cash Equivalents at End of Period, Continuing Operations	$1,380	$—	$30	$—	$1,410

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded due to differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	Net investments in, advances to and from and distributions from subsidiaries are classified as investing activities.

(3)	Net changes in notes with affiliated companies are classified as financing activities for subsidiaries of RRI Energy and as investing activities for RRI Energy.
(16) Reportable Segments
Segments. We have four reportable segments: East Coal, East Gas, West and Other. The East Gas, West and Other segments consist primarily of gas plants while the East Coal segment is our coal plants. Each of our generation plants is an operating segment and based on similar economic and other characteristics, we have aggregated them into these four reportable segments. The key earnings drivers we use for internal performance reporting and external communication exhibit how each segment has similar economic characteristics. Key earnings drivers include economic generation (amount of time our plants are economical to operate), commercial capacity factor (generation as a percentage of economic generation), unit margin and other margin. All plants are impacted by supply and demand. Our coal plants (East Coal) are further impacted by gas/coal spreads (the added difference between the price of natural gas and the price of coal). Accordingly, we have aggregated the plants by fuel type and further by geographic region.
In each of our segments, we sell electricity, capacity, ancillary and other energy services from our plants in hour-ahead, day-ahead and forward markets in bilateral and independent system operator markets. All products and services are related to the generation and availability of power, consisting of (a) power generation revenues, (b) capacity revenues and (c) natural gas sales revenues.

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
Hedges and Other Items. We may enter selective hedges, including originated transactions, to (a) seek potential value greater than what is available in the spot or day-ahead markets, (b) address operational requirements or (c) seek a specific financial objective. Hedges and other items primarily relate to settlements of power and fuel hedges, long-term natural gas transportation contracts, storage contracts and long-term tolling contracts. They are primarily derived based on methodology consistent with the calculation of open energy gross margin in that a portion of this item represents the difference between the margins calculated using the day-ahead and real-time market power sales prices received by the plants less market-based delivered fuel costs and the actual amounts paid or received during the period. See note 4.
Unrealized Gains/Losses on Energy Derivatives. We use derivative instruments to manage operational or market constraints and to increase the return on our generation assets. We record in our consolidated statement of operations non-cash gains/losses based on current changes in forward commodity prices for derivative instruments receiving mark-to-market accounting treatment which will settle in future periods. We refer to these gains and losses prior to settlement, as well as ineffectiveness on cash flow hedges, as “unrealized gains/losses on energy derivatives.” In some cases, the underlying transactions being economically hedged receive accrual accounting treatment, resulting in a mismatch of accounting treatments. Since the application of mark-to-market accounting has the effect of pulling forward into current periods non-cash gains/losses relating to and reversing in future delivery periods, analysis of results of operations from one period to another can be difficult. See note 4.

Financial data for our segments and consolidated are as follows:

										Adjustments
	East		East						Discontinued	and
	Coal		Gas		West		Other		Operations	Eliminations		Consolidated

Three months ended March 31, 2010 (unless otherwise indicated)
Revenues from external customers(1)	$287		$146		$51		$15			$106	(2)	$605	(3)

Open energy gross margin	$88		$—		$—		$—					$88
Other margin	49		49		12		6					116

Open gross margin(4)	$137		$49		$12		$6					$204	(5)

Long-lived assets impairments	$248	(6)	$—		$—		$—			$—		$248
Total assets as of March 31, 2010	$3,166	(7)	$1,292	(7)	$172	(7)	$611	(7)	$94	$1,957	(8)	$7,292

Three months ended March 31, 2009 (unless otherwise indicated)
Revenues from external customers(1)	$272		$145		$44		$19			$(14	)(2)	$466	(9)

Open energy gross margin	$92		$1		$1		$—					$94
Other margin	34		38		11		13					96

Open gross margin(4)	$126		$39		$12		$13					$190	(10)

Gains on sales of assets and emission and exchange allowances, net	$—		$—		$2		$—			$16	(11)	$18
Total assets as of December 31, 2009	$3,446	(7)	$1,316	(7)	$175	(7)	$623	(7)	$113	$1,788	(8)	$7,461

(1)	All revenues are in the United States.

(2)	Primarily relates to unrealized gains/losses on energy derivatives, hedges and other items and other revenues not specifically identified to a particular plant or reportable segment.

(3)	Includes $282 million in revenues from a single counterparty, which represented 47% of our consolidated revenues. This counterparty is included in our East Coal and East Gas segments. As of March 31, 2010, $39 million was outstanding from this counterparty and collected in April 2010.

(4)	Represents our segment profitability measure.

(5)	Excludes $7 million and $127 million of hedges and other items and unrealized gains on energy derivatives, respectively, that are included in our consolidated revenues or cost of sales.

(6)	Includes $193 million and $55 million related to the Elrama and Niles plants, respectively.

(7)	Primarily relates to property, plant and equipment, inventory and emission allowances. East Coal segment also includes the prepaid REMA leases of $342 million and $336 million as of March 31, 2010 and December 31, 2009, respectively. Other segment also includes our equity method investment in Sabine Cogen, LP of $19 million as of March 31, 2010 and December 31, 2009.

(8)	Represents assets not assigned to a segment. Includes primarily cash and cash equivalents, accounts and notes receivable, derivative assets, margin deposits, certain property, plant and equipment related to corporate assets and other assets.

(9)	Includes $235 million in revenues from one counterparty, which represented 50% of our consolidated revenues. This counterparty is included in our East Coal and East Gas segments. Additionally, includes $54 million in revenues from a second counterparty, which represented 12% of our consolidated revenues. This counterparty is included in all of our segments.

(10)	Excludes $(4) million and $(44) million of hedges and other items and unrealized losses on energy derivatives, respectively, that are included in our consolidated revenues or cost of sales.

(11)	Primarily relates to gains on sales of CO2 exchange allowances and SO2 emission allowances.

	Three Months Ended March 31,
	2010	2009
	(in millions)

Open gross margin for all segments	$204	$190
Hedges and other items	7	(4)
Unrealized gains (losses) on energy derivatives	127	(44)
Operation and maintenance	(160)	(157)
General and administrative	(21)	(29)
Western states litigation and similar settlements	(17)	—
Gains on sales of assets and emission and exchange allowances, net	—	18
Long-lived assets impairments	(248)	—
Depreciation and amortization	(62)	(68)

Operating loss	(170)	(94)
Interest expense	(46)	(47)
Other, net	2 (1)	1 (1)

Loss from continuing operations before income taxes	$(214)	$(140)

(1)	Includes $2 million and $1 million during the three months ended March 31, 2010 and 2009, respectively, which relates to our equity method investment in Sabine Cogen, LP, which is included in our Other segment.
(17) Discontinued Operations
(a) Retail Energy Segment.
General. In May 2009, we sold our Texas retail business for $363 million in cash including the value of the net working capital. In December 2009, we sold our Illinois commercial, industrial and governmental/institutional (C&I) contracts and in December 2008, we sold our C&I contracts in the PJM and New York areas. We will have discontinued operations activity related to these sales through various dates ending in 2013.
Use of Proceeds and Assumptions Related to Debt, Deferred Financing Costs and Interest Expense on Discontinued Operations. As required by our debt agreements, offers to purchase secured notes and PEDFA bonds at par were made with a portion of the net proceeds. We purchased $261 million of the outstanding debt ($169 million of the secured notes and $92 million of the PEDFA bonds) in 2009. These amounts and activity were classified in discontinued operations. We also classified as discontinued operations the related deferred financing costs and interest expense on this debt. We allocated $4 million of related interest expense during the three months ended March 31, 2009 to discontinued operations.
(b) Other Discontinued Operations.
Subsequent to the sale of our New York plants in February 2006, we continue to have (a) insignificant settlements with the independent system operator and (b) various state and local tax issues. In addition, we periodically record amounts for contingent consideration for the 2003 sale of our European energy operations. These amounts are classified as discontinued operations in our results of operations and balance sheets, as applicable.

(c) All Discontinued Operations.
The following summarizes certain financial information of the businesses reported as discontinued operations:

	Retail Energy		New York
	Segment		Plants	Total
	(in millions)

Three Months Ended March 31, 2010
Revenues	$1		$—	$1
Income before income tax expense/benefit	4	(1)	—	4

Three Months Ended March 31, 2009
Revenues	$1,515		$2	$1,517
Income (loss) before income tax expense/benefit	(57	)(2)	3	(54)

(1)	Includes $3 million of unrealized gains on energy derivatives.

(2)	Includes $224 million of unrealized gains on energy derivatives.
The following summarizes the assets and liabilities related to our discontinued operations:

	March 31,	December 31,
	2010	2009
	(in millions)
Current Assets:
Cash and cash equivalents	$4	$4
Accounts receivable, net	3	6
Derivative assets	40	41
Margin deposits	41	56
Accumulated deferred income taxes, net of federal valuation allowance of $1 million and $1 million	—	—
Other current assets	1	1

Total current assets	89	108
Other Assets:
Derivative assets	5	5

Total long-term assets	5	5

Total Assets	$94	$113

Current Liabilities:
Accounts payable, principally trade	$2	$2
Derivative liabilities	34	35
Other current liabilities	26	21

Total current liabilities	62	58
Other Liabilities:
Derivative liabilities	5	5
Other liabilities	9	9

Total long-term liabilities	14	14

Total Liabilities	$76	$72

(18) Subsequent Event
On April 11, 2010, we entered into an Agreement and Plan of Merger with Mirant, which has been unanimously approved by the boards of directors of RRI Energy and Mirant. We have formed a new wholly-owned subsidiary that will merge with and into Mirant. As a result, Mirant will be a wholly-owned subsidiary of RRI Energy.
Upon closing the merger, each issued and outstanding share of Mirant common stock, including restricted shares held in reserve under the Chapter 11 plan of reorganization for Mirant, will convert into the right to receive 2.835 shares of common stock of RRI Energy, including the preferred share purchase rights granted under the Rights Agreement dated January 15, 2001, between RRI Energy and The Chase Manhattan Bank as Rights Agent. Mirant stock options and other equity awards will convert upon completion of the merger into vested stock options and equity awards with respect to RRI Energy common stock, after giving effect to the exchange ratio.
The merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, so that none of RRI Energy, Mirant or any of the Mirant stockholders generally will recognize any gain or loss in the transaction, except that Mirant stockholders will recognize gain with respect to cash received in lieu of fractional shares of RRI Energy common stock.
Completion of the merger is contingent upon, among other things, (a) approvals by stockholders of both companies, (b) effectiveness of a registration statement on Form S-4 and approval of the New York Stock Exchange listing for the RRI Energy common stock to be issued in the merger, (c) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (d) required regulatory approvals from the FERC and the New York Public Service Commission and (e) mutually acceptable debt financing in an amount sufficient to fund the refinancing transactions contemplated by the merger agreement.
Each of RRI Energy and Mirant is also subject to restrictions on its ability to solicit alternative acquisition proposals, provide information and engage in discussion with third parties, except under limited circumstances to permit RRI Energy’s or Mirant’s board of directors to comply with its fiduciary duties. The merger agreement contains termination rights for both RRI Energy and Mirant and further provides that, upon termination of the merger agreement under specified circumstances, RRI Energy or Mirant may be required to pay the other party a termination fee of either $37 million or $58 million depending on the nature of the termination.
We anticipate completing the merger before the end of 2010. Except for specific references to the pending merger, the disclosures contained in this report on Form 10-Q relate solely to RRI Energy. Information concerning the proposed merger will be included in a joint proxy statement/prospectus contained in the registration statement on Form S-4, which we will file with the Securities and Exchange Commission in connection with the merger.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Form 10-K. This includes non-GAAP financial measures, which are not standardized; therefore it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures, which are discussed further in “— Consolidated Results of Operations,” reflect an additional way of viewing aspects of our operations and financial position that, when viewed with our GAAP results, may provide a more complete understanding of factors and trends affecting our business. Investors should review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
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
The current market environment is challenging given the pace of economic and power demand recovery, possible legislative and regulatory environmental matters and the uncertainty in the financial markets. Additionally, current commodity prices and spreads are depressed relative to historical levels. While we believe these conditions will improve, the timing is uncertain. Our primary focus is on managing the risks of operating in this current environment.
We continue to take actions to navigate the current market challenges, capture the value of our existing assets and position us for the longer term market recovery, while maximizing cash flow and building ample liquidity. Some of these actions include:
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
Effectiveness and Efficiency Measures. Consistent with our flexible plant-specific operating model, our objective is to operate each plant to capture the maximum value at the lowest economical cost over time. We plan to use total margin capture factor to measure our effectiveness of achieving this objective. Total margin capture factor is calculated by dividing open gross margin generated by the plants by the total available open gross margin assuming 100% availability. We plan to measure our efficiency of capturing margin utilizing total controllable costs per MWh generated and total controllable costs per MW of generation capacity. These costs metrics will include operation and maintenance expense (excluding the REMA lease expense and severance expense) and general and administrative expense (excluding severance expense) as well as maintenance capital expenditures. See these measures below under “— Consolidated Results of Operations.”

Recent Events
In this section, we present recent and potential events that have impacted or could in the future impact our results of operations, financial condition or liquidity. In addition to the events described below, a number of other factors could affect our future results of operations, financial condition or liquidity, including changes in natural gas prices, plant availability, weather and other factors (see “Risk Factors” in Item 1A of this report and our Form 10-K).
Proposed Merger with Mirant. On April 11, 2010, we entered into and both our and Mirant’s boards of directors had unanimously approved a definitive merger agreement in which the companies would combine in a stock-for-stock transaction. We have formed a new wholly-owned subsidiary that will merge with and into Mirant upon closing. As a result, Mirant will be a wholly-owned subsidiary of RRI Energy.
Upon closing the merger, each issued and outstanding share of Mirant common stock will convert into the right to receive 2.835 shares of our common stock. Mirant stock options and other equity awards will convert upon completion of the merger into vested stock options and equity awards with respect to our common stock, after giving effect to the exchange ratio.
Completion of the merger is contingent upon, among other things, (a) approvals by stockholders of both companies, (b) effectiveness of a registration statement on Form S-4 and approval of the New York Stock Exchange listing for the RRI Energy common stock to be issued in the merger, (c) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (d) required regulatory approvals from the FERC and the New York Public Service Commission and (e) mutually acceptable debt financing in an amount sufficient to fund the refinancing transactions contemplated by the merger agreement.
We anticipate completing the merger before the end of 2010. Except for specific references to the pending merger, the disclosures contained in this report on Form 10-Q relate solely to RRI Energy. Information concerning the proposed merger will be included in a joint proxy statement/prospectus contained in the registration statement on Form S-4, which we will file with the Securities and Exchange Commission in connection with the merger. See note 18 to our interim financial statements.
Impairments of Long-Lived Assets. In March 2010, we evaluated our plants including the related intangible assets for potential impairments. We determined that two plants’ (Elrama and Niles) undiscounted cash flows did not exceed the carrying value of the net property, plant and equipment. Thus, we estimated each plant’s fair value and determined we incurred pre-tax impairment charges of $248 million. See note 4 to our consolidated financial statements in our Form 10-K and note 6 to our interim financial statements.
Environmental Matters. For a discussion of our plans for investment to comply with other existing environmental regulations, see “Business — Environmental Matters” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Pending Environmental Matters” in Item 7 of our Form 10-K. For a discussion of pending and contingent matters related to environmental regulations, see note 12(b) to our interim financial statements.

Consolidated Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Our loss from continuing operations before income taxes for the three months ended March 31, 2010 compared to the same period in 2009 increased by $74 million primarily due to (a) $248 million long-lived assets impairments recorded in 2010 and (b) an estimated $17 million charge for Western states litigation and similar settlements recorded in 2010. These items were partially offset by (a) $171 million net change in unrealized gains/losses on energy derivatives and (b) $14 million increase in open gross margin primarily due to RPM capacity payments and partially offset by planned and unplanned outages.
Non-GAAP Performance Measures. In analyzing and planning for our business, we supplement our use of GAAP financial measures with some non-GAAP financial measures. We present open gross margin, our segment profitability measure, open energy gross margin and other margin on a consolidated basis. We also present earnings (loss) before interest, taxes, depreciation and amortization (EBITDA), adjusted EBITDA and Open EBITDA, which we consider performance measures rather than liquidity measures. We use these non-GAAP financial measures in communications with investors, analysts, rating agencies, banks and other parties. We believe these non-GAAP financial measures provide meaningful representations of our consolidated operating performance and are useful to us and others in facilitating the analysis of our results of operations from one period to another. In addition, many analysts and investors use EBITDA to evaluate financial performance. The adjustments to arrive at these non-GAAP financial measures are described below. Management believes (a) these adjusted items are not representative of our ongoing business operations, (b) excluding them provides a more meaningful representation of our results of operations and (c) it is useful to us and others to make these adjustments to facilitate the analysis of our results of operations from one period to another.

	Three Months Ended March 31,
	2010	2009	Change
	(millions of dollars)

East coal open gross margin(1)	$137	$126	$11
East gas open gross margin(1)	49	39	10
West open gross margin(1)	12	12	—
Other open gross margin(1)	6	13	(7)

Total(2)	204	190	14
Operation and maintenance, excluding severance(3)(4)	(160)	(156)	(4)
General and administrative, excluding severance(4)	(21)	(29)	8
Other, net	2	1	1

Open EBITDA(2)	25	6	19
Hedges and other items(5)(6)	7	(4)	11
Gains on sales of assets and emission and exchange allowances, net(7)	—	18	(18)

Adjusted EBITDA(2)	32	20	12

Unrealized gains (losses) on energy derivatives(6)(8)	127	(44)	171
Western states litigation and similar settlements(9)	(17)	—	(17)
Severance(10)	—	(1)	1
Long-lived assets impairments(11)	(248)	—	(248)

EBITDA(2)	(106)	(25)	(81)

Depreciation and amortization	(62)	(68)	6
Interest expense, net	(46)	(47)	1

Loss from continuing operations before income taxes	(214)	(140)	(74)
Income tax (expense) benefit	(62)	34	(96)

Loss from continuing operations	(276)	(106)	(170)
Loss from discontinued operations	(1)	(45)	44

Net loss	$(277)	$(151)	$(126)

(1)	Represents our segment profitability measure.

(2)	The most directly comparable GAAP financial measure is income (loss) from continuing operations before income taxes.

(3)	The most directly comparable GAAP financial measure is operation and maintenance expense.

(4)	We exclude severance charges incurred in connection with (a) repositioning the company in connection with the sale of our retail business and (b) implementing our plant-specific operating model. We believe this adjusted measure helps to provide a meaningful representation of our ongoing operating performance, which we use to communicate with others about earnings outlook and results.

(5)	Described below under “Hedges and Other Items.”

(6)	Hedges and other items and unrealized gains/losses on energy derivatives are not a function of the operating performance of our generation assets, and excluding their impacts helps isolate the operating performance of our generation assets under prevailing market conditions.

(7)	We periodically sell emission and exchange allowances inventory in excess of our forward power sales commitments if the price is above our view of their value. We believe that excluding the gains from such sales, as well as gains and losses on asset sales, is useful because these gains/losses are not directly tied to the operating performance of our generation assets, and excluding them helps to isolate the operating performance of our generation assets under prevailing market conditions.

(8)	Described below under “Unrealized Gains (Losses) on Energy Derivatives.”

(9)	We exclude charges related to settlement of actions in our legacy Western states and similar matters.

(10)	Includes severance classified in operation and maintenance expense.

(11)	Impairment charges are related to our Elrama and Niles long-lived assets totaling $248 million. See note 6 to our interim financial statements.

	Three Months Ended March 31,
	2010	2009	Change
Diluted Loss per Share
Loss from continuing operations	$(0.78)	$(0.30)	$(0.48)
Loss from discontinued operations	—	(0.13)	0.13

Net loss	$(0.78)	$(0.43)	$(0.35)

Operational and Financial Data.

	Generation (GWh) (1)		Open Energy Unit Margin ($/MWh) (2)			Total Margin Capture Factor (3)
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
Segment	2010	2009	2010		2009	2010	2009

East Coal	5,373.3	5,085.8	$16.38		$18.09	79.1%	82.5%
East Gas	92.6	156.4	NM	(4)	6.39	91.7	92.1
West	21.2	128.2	—		7.80	79.1	81.5
Other	—	—	—		—	NM (4)	NM (4)

Total	5,487.1	5,370.4	$16.04		$17.50	82.4%	85.2%

(1)	Excludes generation related to power purchase agreements.

(2)	Represents open energy gross margin divided by generation. See “Open Gross Margin” below.

(3)	Total margin capture factor (TMCF) is calculated by dividing open gross margin generated by the plants by the total open gross margin available, assuming 100% availability. See “Open Gross Margin” below.

(4)	NM is not meaningful.
Revenues.

	Three Months Ended March 31,
	2010	2009	Change
	(in millions)

Third-party revenues	$499	$470	$29	(1)
Unrealized gains (losses) on energy derivatives	106	(4)	110	(2)

Total revenues	$605	$466	$139

(1)	Increase primarily due to higher RPM capacity payments. RPM is the model utilized by the PJM Interconnection, LLC to meet load serving entities’ forecasted capacity obligations via a forward-looking commitment of capacity resources.

(2)	See footnote 1 under “Unrealized Gains (Losses) on Energy Derivatives.”
Cost of Sales.

	Three Months Ended March 31,
	2010	2009	Change
	(in millions)

Third-party costs	$288	$284	$4
Unrealized (gains) losses on energy derivatives	(21)	40	(61	)(1)

Total cost of sales	$267	$324	$(57)

(1)	See footnote 1 under “Unrealized Gains (Losses) on Energy Derivatives.”

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

	Three Months Ended March 31,
	2010	2009	Change
	(in millions)
East Coal
Open energy gross margin	$88	$92	$(4)
Other margin	49	34	15	(1)

Open gross margin	$137	$126	$11

East Gas
Open energy gross margin	$—	$1	$(1)
Other margin	49	38	11	(1)

Open gross margin	$49	$39	$10

West
Open energy gross margin	$—	$1	$(1)
Other margin	12	11	1

Open gross margin	$12	$12	$—

Other
Open energy gross margin	$—	$—	$—
Other margin	6	13	(7	)(2)

Open gross margin	$6	$13	$(7)

Total
Open energy gross margin(3)	$88	$94	$(6)
Other margin(3)	116	96	20

Open gross margin(3)	$204	$190	$14

(1)	Increase primarily due to RPM capacity payments.

(2)	Decrease primarily due to the expiration of a power purchase agreement in December 2009.

(3)	The most directly comparable GAAP financial measure is income (loss) from continuing operations before income taxes. See “Non-GAAP Performance Measures.”

Included in revenues or cost of sales are two items (a) hedges and other items and (b) unrealized gains/losses on energy derivatives that are not included in open gross margin. See notes 3, 4 and 16 to our interim financial statements for further discussion. The analyses of these items are included below.
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

	Three Months Ended March 31,
	2010	2009	Change
	(in millions)

Power	$(6)	$(10)	$4
Fuel	(5)	(53)	48	(1)
Tolling/other	18	59	(41	)(2)

Hedges and other items income (loss)	$7	$(4)	$11

(1)	Increase primarily due to (a) $25 million of additional costs incurred in 2009 to reduce fixed price coal commitments for future periods and improved results of fuel hedges in 2010 as compared to 2009 in our East Coal segment and (b) $22 million lower market valuation adjustments to fuel inventory due to $2 million in losses in 2010 and $24 million in losses in 2009 in our East Coal segment.

(2)	Decrease primarily due to (a) $27 million decline in results of gas transportation hedges and (b) $17 million decline in results of hedges of generation.
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

	Three Months Ended March 31,
	2010	2009	Change
	(in millions)

Revenues — unrealized	$106	$(4)	$110
Cost of sales — unrealized	21	(40)	61

Net unrealized gains (losses) on energy derivatives	$127	$(44)	$171	(1)

(1)	Net change primarily due to $146 million in gains from changes in prices on our energy derivatives marked to market and $25 million in gains due to the reversal of previously recognized unrealized losses on our energy derivatives which settled during the period.

Operation and Maintenance.

	Three Months Ended March 31,
	2010	2009	Change
	(in millions)

Plant operation and maintenance	$121	$115	$6 (1)
REMA leases	15	15	—
Taxes other than income and insurance	11	11	—
Information Technology, Risk and other salaries and benefits	8	7	1
Commercial Operations	3	5	(2)
Severance	—	1	(1)
Other, net	2	3	(1)

Operation and maintenance	$160	$157	$3

(1)	Increase primarily due to $12 million increase in planned outages and project spending primarily in the East Coal segment. This increase was partially offset by (a) $3 million decrease in base O&M due to decreased operations attributable to the use of our plant-specific operating model and cost reduction initiatives primarily in our East Coal and West segments and (b) $3 million decrease in services and support due to cost reduction initiatives.
General and Administrative.

	Three Months Ended March 31,
	2010	2009	Change
	(in millions)

Salaries and benefits	$12	$17	$(5)
Professional fees, contract services and information systems maintenance	4	6	(2)
Rent and utilities	3	4	(1)
Other, net	2	2	—

General and administrative	$21	$29	$(8)

Efficiency Measures — Total Controllable Costs.

	Three Months Ended March 31,
	2010	2009	Change
	(dollars in millions, except per MWh and per MW data)

Operation and maintenance, excluding severance(1)	$160	$156	$4
REMA lease expense	(15)	(15)	—
General and administrative, excluding severance(1)	21	29	(8)
Maintenance capital expenditures	6	19	(13)

Total Controllable Costs	$172	$189	$(17)

TWh generation	5.5	5.4	0.1

Total Controllable Costs/MWh	$31	$35	$(4)

MW capacity (2)	14,581	14,580	1

Total Controllable Costs ($ thousands)/MW capacity	$11.8	$13.0	$(1.2)

(1)	Excludes severance charges incurred in connection with (a) repositioning the company in connection with the sale of our retail business and (b) implementing our plant-specific operating model. During the three months ended March 31, 2010 and 2009, there were no severance charges included in general and administrative.

(2)	MW capacity changed from March 31, 2009 to March 31, 2010 due to MW re-ratings that occurred during the second and fourth quarters of 2009.

Total Controllable Costs Reconciliation. We believe the measures of total controllable costs per MWh generated and total controllable costs per MW capacity provide meaningful measures of our efficiency, which, beginning in 2010, we use to communicate with others about earnings outlook and results. We have metrics on both a per-MWh and a per-MW capacity basis because we have plants that primarily earned capacity revenues and others that also produce material amounts of energy revenue. There is no single directly comparable GAAP financial measure that reflects controllable costs; however, these costs metrics are calculated by aggregating operation and maintenance expense, general and administrative expense as well as capital expenditures. We exclude from operation and maintenance expense and general and administrative expense severance charges incurred in connection with (a) repositioning the company in connection with the sale of our retail business and (b) implementing our plant-specific operating model. We also exclude (a) the REMA lease expense because of its financing nature and (b) capital expenditures other than maintenance because maintenance capital expenditures are more routine and closely related to current year operations.

	Three Months Ended March 31,
	2010	2009	Change
	(dollars in millions, except per MWh and per MW data)

Operation and maintenance (O&M)	$160	$157	$3
General and administrative (G&A)	21	29	(8)
Capital expenditures	18	55	(37)

Total operation and maintenance, general and administrative and capital expenditures	$199	$241	$(42)

Total Controllable Costs	$172	$189	$(17)
REMA lease expense in operation and maintenance	15	15	—
Severance included in operation and maintenance	—	1	(1)
Environmental capital expenditures	10	29	(19)
Capitalized interest	2	7	(5)

Total operation and maintenance, general and administrative and capital expenditures	$199	$241	$(42)

TWh generation	5.5	5.4	0.1

Total O&M, G&A and capital expenditure/MWh	$36	$45	$(9)

MW capacity (1)	14,581	14,580	1

Total O&M, G&A and capital expenditures ($thousands)/MW capacity	$13.6	$16.5	$(2.9)

(1)	MW capacity changed from March 31, 2009 to March 31, 2010 due to MW re-ratings that occurred during the second and fourth quarters of 2009.
Western States Litigation and Similar Settlements. See note 11 to our interim financial statements.
Gains on Sales of Assets and Emission and Exchange Allowances, Net.

	Three Months Ended March 31,
	2010	2009	Change
	(in millions)

CO2 exchange allowances	$—	$10	$(10)
SO2 and NOx emission allowances	—	7	(7)
Other, net	—	1	(1)

Gains on sales of assets and emission and exchange allowances, net	$—	$18	$(18)

Long-lived Assets Impairments. See note 6 to our interim financial statements.

Depreciation and Amortization.

	Three Months Ended March 31,
	2010	2009	Change
	(in millions)

Depreciation on plants	$54	$55	$(1)
Other, net — depreciation	3	4	(1)

Depreciation	57	59	(2)

Amortization of emission allowances	4	8	(4	)(1)
Other, net — amortization	1	1	—

Amortization	5	9	(4)

Depreciation and amortization	$62	$68	$(6)

(1)	Decrease primarily due to lower weighted average cost of SO2 allowances, partially offset by an increase in SO2 allowances used.
Interest Expense.

	Three Months Ended March 31,
	2010		2009		Change
	(in millions)

Fixed-rate debt	$48		$53		$(5)
Deferred financing costs	2		2		—
Financing fees expensed	2		2		—
Capitalized interest	(2	)(1)	(7	)(2)	5
Amortization of fair value adjustment of acquired debt	(4)		(3)		(1)

Interest expense	$46		$47		$(1)

(1)	Relates primarily to environmental capital expenditures for SO2 emission reductions at our Cheswick plant.

(2)	Relates primarily to environmental capital expenditures for SO2 emission reductions at our Cheswick and Keystone plants.
Other, Net. Other, net did not change significantly.
Income Tax Expense (Benefit). See note 10 to our interim financial statements. A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	Three Months Ended March 31,
	2010		2009

Federal statutory rate	(35)%		(35)%
Additions (reductions) resulting from:
Federal valuation allowance	52	(1)	11	(2)
State income taxes, net of federal income taxes	10	(3)	(1	)(4)
Other	2		1

Effective rate	29%		(24)%

(1)	Of this percentage, $112 million (52%) relates to additional valuation allowance.

(2)	Of this percentage, $16 million (11%) relates to additional valuation allowance.

(3)	Of this percentage, $32 million (15%) relates to additional valuation allowances.

(4)	Of this percentage, $6 million (4%) relates to additional valuation allowances.
Loss from Discontinued Operations. See note 17 to our interim financial statements.

Liquidity and Capital Resources
Overview. We are committed to a strong balance sheet and ample liquidity that will enable us to avoid distress in cyclical troughs and access capital markets throughout the cycle. We believe our liquidity has and continues to exceed the level required to achieve this goal. As of May 3, 2010 (after paying off our Orion Power senior notes of $400 million), we had total available liquidity of $1.3 billion, comprised of cash and cash equivalents ($676 million), unused borrowing capacity ($500 million) and letters of credit capacity ($163 million).
Gross Debt Goal. Our goal for gross debt (total GAAP debt plus our REMA operating leases) is $1.25 billion to $1.75 billion. As of March 31, 2010, we had gross debt of $2.8 billion and GAAP debt of $2.4 billion. The comparable target for total GAAP debt, based on the current balance for our REMA leases of $423 million, is approximately $800 million to $1.3 billion. Our gross debt and GAAP debt were reduced by $400 million in May 2010 through the retirement of our Orion Power senior notes. We believe that the non-GAAP measure gross debt is a useful and relevant measure of our financial obligations and the strength and flexibility of our capital structure.
In the future, we could use a variety of means to achieve our gross debt goal, including retirements at maturity, open market purchases, call provisions and tender offers.
Cash Flows. During the three months ended March 31, 2010, we generated $176 million in operating cash flows from continuing operations, including the net changes in margin deposits of $97 million (cash inflow). See “—Historical Cash Flows” for further detail of our cash flows from operating activities and explanation of our $21 million and $2 million use of cash from investing activities from continuing operations and generation of cash from financing activities from continuing operations, respectively, during the three months ended March 31, 2010.
See note 10 to our interim financial statements regarding an expected income tax cash payment of approximately $60 to $65 million relating to California-related matters in 2010.
We continue to monitor our business and hedging with the goal of at least breaking even on a free cash flow basis irrespective of the commodity price environment. Based on our assessment of the economic environment and volatility in commodity markets, we have hedged, with swaps, approximately 32% and 31% of estimated power generation from our PJM coal plants (which are in our East Coal segment) for 2010 and 2011 (based on MWh), respectively. We have hedged an additional 3% and 9% of this estimated power generation for 2010 and 2011, respectively, with financial options to retain the energy margin upside for market improvements.
Non-GAAP Cash Flows Measures.

	Three Months Ended March 31,
	2010	2009
	(in millions)

Operating cash flow from continuing operations	$176	$199
Change in margin deposits, net(1)	(97)	(106)

Adjusted cash flow provided by continuing operations	79	93

Capital expenditures	(18)	(55)
Proceeds from sales of emission and exchange allowances(2)	—	12
Purchases of emission allowances(2)	—	(5)

Free cash flow provided by continuing operations	$61	$45

(1)	We post collateral to support a portion of our commodity sales and purchase transactions. The collateral provides assurance to counterparties that contractual obligations will be fulfilled. As the obligations are fulfilled, the collateral is returned. We commonly use both cash and letters of credit as collateral. The use of cash as collateral appears as an asset on the balance sheet and as a use of cash in operating cash flow. When cash collateral is returned, the asset is eliminated from the balance sheet and it appears as a source of cash in operating cash flow. We believe that it is useful to exclude changes in margin deposits, since changes in margin deposits reflect the net inflows and outflows of cash collateral and are driven by hedging levels and changes in commodity prices, not by the cash flow generated by the business related to sales and purchases in the reporting period.

(2)	The cash flows from sales and purchases of emission and exchange allowances are classified as investing cash flows for GAAP purposes; however, we purchase and sell emission and exchange allowances in connection with the operation of our generating assets. As part of our effort to operate our business efficiently, we periodically sell emission and exchange allowances inventory in excess of our forward power sales commitments if the price is above our view of their value. Consistent with subtracting capital expenditures (which is a GAAP investing cash flow activity) in calculating free cash flow, we add sales and subtract purchases of emission and exchange allowances.

Our non-GAAP cash flow measures may not be representative of the amount of residual cash flow that is available to us for discretionary expenditures, since they may not include deductions for all non-discretionary expenditures. We believe, however, that our non-GAAP cash flow measures are useful because they provide a representation of our cash level available to service debt on a normalized basis, both before and after capital expenditures and emission and exchange allowances activity. The most directly comparable GAAP financial measure is operating cash flow from continuing operations.
Other. See “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of our Form 10-K and notes 7 and 15 to our consolidated financial statements in our Form 10-K. Also see “Risk Factors” in Item 1A of this report.
Credit Risk
By extending credit to our counterparties, we are exposed to credit risk. For discussion of our credit risk policy and exposures, see note 5 to our interim financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2010, we have no off-balance sheet arrangements.
Historical Cash Flows
Cash Flows — Operating Activities

	Three Months Ended March 31,
	2010		2009	Change
	(in millions)

Operating loss	$(170)		$(94)	$(76)
Depreciation and amortization	62		68	(6)
Western states litigation and similar settlements	17		—	17
Gains on sales of assets and emission allowances, net	—		(18)	18
Long-lived assets impairments	248		—	248
Net changes in energy derivatives	(126	) (1)	44 (2)	(170)
Margin deposits, net	97		106	(9)
Change in accounts and notes receivable and accounts payable, net	15		89	(74)
Change in inventory	39		21	18
Settlements of exchange transactions prior to contractual period(3)	1		(10)	11
Interest payments, net of capitalized interest	1		5	(4)
Income tax payments, net of refunds	—		(4)	4
Prepaid lease obligation	(5)		(6)	1
Other, net	(3)		(2)	(1)

Net cash provided by continuing operations from operating activities	176		199	(23)
Net cash provided by discontinued operations from operating activities	26		289	(263)

Net cash provided by operating activities	$202		$488	$(286)

(1)	Includes unrealized gains on energy derivatives of $127 million.

(2)	Includes unrealized losses on energy derivatives of $44 million.

(3)	Represents exchange transactions financially settled within three business days prior to the contractual delivery month.

Cash Flows — Investing Activities

	Three Months Ended March 31,
	2010	2009	Change
	(in millions)

Capital expenditures	$(18)	$(55)	$37 (1)
Proceeds from sales of emission allowances	—	12	(12)
Purchases of emission allowances	—	(5)	5
Restricted cash	(5)	(4)	(1)
Other, net	2	—	2

Net cash used in continuing operations from investing activities	(21)	(52)	31
Net cash used in discontinued operations from investing activities	(1)	(15)	14

Net cash used in investing activities	$(22)	$(67)	$45

(1)	Decrease primarily due to (a) $24 million decrease in environmental capital expenditures (including capitalized interest) for SO2 emission reductions at our Cheswick and Keystone plants, which are included in our East Coal segment (the scrubber project for our Keystone plant was completed in 2009, the scrubber project for our Cheswick plant was halted in mid-2009 and resumed in 2010) and (b) $13 million decrease in maintenance capital expenditures.
Cash Flows — Financing Activities

	Three Months Ended March 31,
	2010	2009	Change
	(in millions)

Proceeds from issuances of stock	$2	$2	$—

Net cash provided by financing activities	$2	$2	$—

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
Long-Lived Assets.
We consider the estimate used to assess the recoverability of our long-lived assets (property, plant and equipment and intangible assets) a critical accounting estimate. See notes 2(g), 4 and 5 to our consolidated financial statements in our Form 10-K. See note 6 to our interim financial statements for further discussion regarding our $248 million impairment charges for our Elrama and Niles plants (each in our East Coal segment) recognized during the three months ended March 31, 2010.
Following our current methodology, we had three additional plants and related intangible assets with a combined carrying value of $344 million, where the undiscounted cash flows were close to the carrying values. If market conditions or environmental and regulatory assumptions change negatively in the future, it is likely that these three plants (and possibly others) could be impaired.

Effect if Different Assumptions Used. The estimates and assumptions used to determine whether long-lived assets are recoverable or whether impairment exists are subject to high degree of uncertainty. Different assumptions as to power prices, fuel costs, our future cost structure, environmental assumptions and remaining useful lives and ultimate disposition values of our plants would result in estimated future cash flows that could be materially different than those considered in the recoverability assessments as of March 31, 2010 and could result in having to estimate the fair value of other plants.
Use of a different risk-adjusted discount rate would result in fair value estimates for the two plants for which we recorded an impairment during the three months ended March 31, 2010 that could be materially greater than or less than the fair value estimates as of March 31, 2010. Any future fair value estimates for our Elrama and Niles long-lived assets that are greater than the fair value estimates as of March 31, 2010 will not result in reversal of the first quarter 2010 impairment charges.
The undiscounted cash flow scenarios we considered in assessing the recoverability of our long-lived assets are those which we believe are most likely to occur based on market data as of March 31, 2010. If we had solely utilized the 5-year market forecast with escalation scenario, the carrying value of three additional plants and related intangible assets ($259 million) would have been greater than the undiscounted cash flows, which would have necessitated fair value estimates for those plants. Alternatively, if we had solely utilized the 5-year market forecast with fundamental view, the carrying value of only one plant and related intangible assets ($108 million) would have been greater than the undiscounted future cash flows, which would have necessitated fair value estimates for that plant.
The discounted cash flow scenarios we considered in determining the fair values of our Elrama and Niles long-lived assets are those which we believe are most representative of a market participant view. If we had solely utilized the 5-year market forecast with escalation scenario, the fair value of the Elrama long-lived assets would have been $47 million (resulting in an impairment of $214 million as opposed to $193 million recognized). Alternatively, if we had solely utilized the 5-year market forecast with fundamental view, the fair value of the Elrama long-lived assets would have been $89 million (resulting in an impairment of $172 million as opposed to $193 million recognized). If we had solely utilized the 5-year market forecast with escalation scenario, the fair value of the Niles long-lived assets would have been $25 million (resulting in an impairment of $56 million as opposed to $55 million recognized). Alternatively, if we had solely utilized the 5-year market forecast with fundamental view, the fair value of the Niles long-lived assets would have been $28 million (resulting in an impairment of $53 million as opposed to $55 million recognized).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks and Risk Management
Our primary market risk exposure relates to fluctuations in commodity prices. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K and notes 3 and 4 to our interim financial statements.
Non-Trading Market Risks
Commodity Price Risk
As of March 31, 2010, the fair values of the contracts related to our net non-trading derivative assets and liabilities are (asset (liability)):

	Twelve
	Months
	Ending
	March 31,	Remainder				2015 and	Total fair
Source of Fair Value	2011	of 2011	2012	2013	2014	thereafter	value
	(in millions)

Prices actively quoted (Level 1)	$76	$63	$—	$—	$—	$—	$139
Prices provided by other external sources (Level 2)	(32)	(22)	(13)	—	—	—	(67)
Prices based on models and other valuation methods (Level 3)	12	7	—	—	—	—	19

Total mark-to-market non-trading derivatives	$56	$48	$(13)	$—	$—	$—	$91

The fair values shown in the table above are subject to significant changes due to fluctuating commodity forward market prices, volatility and credit risk. Market prices assume a functioning market with an adequate number of buyers and sellers to provide liquidity. Insufficient market liquidity could significantly affect the values that could be obtained for these contracts, as well as the costs at which these contracts could be hedged. For further discussion of how we arrive at these fair values, see note 3 to our interim financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates—Critical Accounting Estimates” in Item 7 of our Form 10-K.
A hypothetical 10% movement in the underlying energy prices would have the following potential loss impacts on our non-trading derivatives:

As of	Market Prices	Earnings Impact	Fair Value Impact
		(in millions)

March 31, 2010	10% increase	$(20)	$(20)
December 31, 2009	10% increase	(47)	(47)
Interest Rate Risk
As of March 31, 2010 and December 31, 2009, we have no variable rate debt outstanding. We earn interest income, for which the interest rates vary, on our cash and cash equivalents and net margin deposits. During the three months ended March 31, 2010 and twelve months ended December 31, 2009, we had no variable rate interest expense and our interest income was $0 and $2 million, respectively.
If interest rates decreased by one percentage point from their March 31, 2010 and December 31, 2009 levels, the fair values of our fixed rate debt from continuing operations would have increased by $116 million and $126 million, respectively.

Trading Market Risks
As of March 31, 2010, the fair values of the contracts related to our legacy trading and non-core asset management positions and recorded as net derivative assets and liabilities are (asset (liability)):

	Twelve
	Months
	Ending
	March 31,	Remainder				2015 and	Total fair
Source of Fair Value	2011	of 2011	2012	2013	2014	thereafter	value
	(in millions)

Prices actively quoted (Level 1)	$17	$—	$—	$—	$—	$—	$17
Prices provided by other external sources (Level 2)	—	—	—	—	—	—	—
Prices based on models and other valuation methods (Level 3)	(3)	—	—	—	—	—	(3)

Total	$14	$—	$—	$—	$—	$—	$14

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
Our consolidated realized and unrealized margins relating to trading activities, including both derivative and non-derivative instruments, are (income (loss)):

	Three Months Ended March 31,
	2010	2009
	(in millions)

Realized	$6	$11
Unrealized	(5)	—

Total	$1	$11

An analysis of these net derivative assets and liabilities is:

	Three Months Ended March 31,
	2010		2009
	(in millions)

Fair value of contracts outstanding, beginning of period	$19		$30
Contracts realized or settled	(6	) (1)	(12	)(2)
Changes in fair values attributable to market price and other market changes	1		12

Fair value of contracts outstanding, end of period	$14		$30

(1)	Amount includes realized gain of $6 million.

(2)	Amount includes realized gain of $11 million and deferred settlements of $1 million.

The daily value-at-risk for our legacy trading and non-core asset management positions is:

	2010(1)	2009
	(in millions)

As of March 31	$—	$3
Three months ended March 31:
Average	—	3
High	1	4
Low	—	2

(1)	The major parameters for calculating daily value-at-risk remain the same during 2010 as disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K.
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
For additional information regarding our derivative assets and liabilities, see notes 3 and 4 to our interim financial statements.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of March 31, 2010, the end of the period covered by this Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See note 12 to our interim financial statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS
Failure to complete our merger with Mirant could negatively impact our future business and financial results.
On April 11, 2010, we announced the execution of a merger agreement with Mirant. Before the merger may be completed, the parties must satisfy all conditions set forth in the agreement, including the arrangement of mutually acceptable debt financing, obtaining stockholder approval in connection with the proposed transaction, receipt of approvals from the FERC and the New York Public Service Commission and expiration or termination of the applicable Hart-Scott-Rodino Act waiting period. Obtaining the financing is dependent on numerous factors, including capital market conditions, credit availability from financial institutions and both parties’ financial performance. Furthermore, purported class actions have been brought on behalf of holders of Mirant common stock. If these actions or similar actions that may be brought are successful, the merger could be delayed or prevented. See note 12(d) to our interim financial statements for discussion of pending litigation related to the merger.

Satisfying the conditions to and completion of the merger may take longer than expected and could cost more than we expect. We cannot make any assurances that we will be able to satisfy all the conditions to the merger or succeed in any litigation brought in connection with the merger.
If the merger with Mirant is not completed, our financial results may be adversely affected because of a number of risks, including, but not limited to, the following:
•	under circumstances specified in the merger agreement, we may be required to pay Mirant a termination fee of either $37 million or $58 million depending on the nature of the termination
•	we will be required to pay costs relating to the merger, including legal, accounting, financial advisory, filing and printing costs, whether or not the merger is completed
•	we could also be subject to litigation related to any failure to complete the merger
If completed, our merger with Mirant may not achieve its intended results.
We entered into the merger agreement with the expectation that the merger would result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether our businesses can be integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues generated by the combined company.
We will be subject to various uncertainties and contractual restrictions while the merger with Mirant is pending that could adversely affect our and the combined company’s financial results.
Uncertainty about the effect of the merger with Mirant on employees, suppliers, customers and others may have an adverse effect on us and the combined company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause suppliers, customers and others that deal with us to seek to change existing business relationships. Employee retention and recruitment may be particularly challenging prior to the completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.
The pursuit of the merger and the preparation for the integration of Mirant into our company may place a significant burden on our management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the merger integration process could adversely affect our and the combined company’s financial results.
In addition, the merger agreement restricts us, without Mirant’s consent, from making certain acquisitions and dispositions and taking other specified actions. These restrictions may prevent us from pursuing attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the merger agreement.

ITEM 6.	EXHIBITS
Exhibits.
See Index of Exhibits.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RRI ENERGY, INC. (Registrant)
May 6, 2010	By:	/s/ Thomas C. Livengood
Thomas C. Livengood
Senior Vice President and Controller (Duly Authorized Officer and Chief Accounting Officer)

INDEX OF EXHIBITS
The exhibits with the cross symbol (+) are filed with the Form 10-Q. The exhibits with the asterisk symbol (*) are compensatory arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K. The representations, warranties and covenants contained in the exhibits were made only for purposes of such exhibits, as of specific dates, solely for the benefit of the parties thereto, may be subject to limitations agreed upon by those parties and may be subject to standards of materiality that differ from those applicable to investors. Investors should read such representations, warranties and covenants (or any descriptions thereof contained in the exhibits) in conjunction with information provided elsewhere in this filing and in our other filings and should not rely solely on such information as characterizations of our actual state of facts.

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

*+10.1	2002 Long Term Incentive Plan Form of 2010 Long Term Incentive Award Agreement for Officers

+31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+101	Interactive Data File