Form 10-Q
period 2010-06-30
RRI ENERGY INC
filed 2010-07-30
CIK 1126294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 21, 2010, the latest practicable date for determination, RRI Energy, Inc. had 353,429,469 shares of common stock outstanding and no shares of treasury stock.

i

SAFE HARBOR-FORWARD-LOOKING INFORMATION
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that contain projections, assumptions or estimates about our revenues, income, capital structure and other financial items, our plans and objectives for future operations or about our future economic performance, possible transactions, dispositions, financings or offerings, and overview of economic and market conditions. In many cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “think,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking.
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

ii

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RRI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(thousands of dollars, except per share amounts)
Revenues:
Revenues (including $(56,755), $(21,842), $49,085 and $(26,130) unrealized gains (losses))	$400,198	$389,777	$1,004,908	$855,961

Expenses:
Cost of sales (including $(8,841), $28,486, $12,422 and $(10,969) unrealized gains (losses))	264,998	280,067	531,799	604,741
Operation and maintenance	183,204	156,964	343,619	314,110
General and administrative	35,470	27,645	56,188	56,659
Western states litigation and similar settlements	—	—	17,000	—
Gains on sales of assets and emission and exchange allowances, net	(619)	(1,241)	(1,036)	(20,171)
Long-lived assets impairments	—	—	247,715	—
Depreciation and amortization	69,148	67,646	131,468	135,504

Total operating expense	552,201	531,081	1,326,753	1,090,843

Operating Loss	(152,003)	(141,304)	(321,845)	(234,882)

Other Income (Expense):
Debt extinguishments gains	—	844	—	844
Interest expense	(36,588)	(45,067)	(82,629)	(91,986)
Interest income	150	721	366	969
Other, net	1,063	(530)	2,623	62

Total other expense	(35,375)	(44,032)	(79,640)	(90,111)

Loss from Continuing Operations Before Income Taxes	(187,378)	(185,336)	(401,485)	(324,993)
Income tax expense (benefit)	(11,232)	(81,644)	50,852	(115,520)

Loss from Continuing Operations	(176,146)	(103,692)	(452,337)	(209,473)
Income from discontinued operations	4,029	907,258	3,514	861,626

Net Income (Loss)	$(172,117)	$803,566	$(448,823)	$652,153

Basic/Diluted Earnings (Loss) per Share:
Loss from continuing operations	$(0.50)	$(0.30)	$(1.28)	$(0.60)
Income from discontinued operations	0.01	2.59	0.01	2.46

Net income (loss)	$(0.49)	$2.29	$(1.27)	$1.86

See Notes to our Unaudited Consolidated Interim Financial Statements

RRI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(thousands of dollars, except per share amounts)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$563,183	$943,440
Restricted cash	2,897	24,093
Accounts and notes receivable, principally customer, net	155,760	152,569
Inventory	278,382	331,584
Derivative assets	129,973	132,062
Margin deposits	149,000	198,582
Prepayments and other current assets	92,637	86,844
Current assets of discontinued operations ($23,394 and $55,855 of margin deposits)	55,901	108,476

Total current assets	1,427,733	1,977,650

Property, plant and equipment, gross	5,933,586	6,330,879
Accumulated depreciation	(1,652,470)	(1,728,566)

Property, Plant and Equipment, net	4,281,116	4,602,313

Other Assets:
Other intangibles, net	293,803	305,913
Derivative assets	45,239	53,138
Prepaid lease	267,942	277,370
Other ($27,648 and $33,793 accounted for at fair value)	196,572	239,078
Long-term assets of discontinued operations	3,528	5,232

Total other assets	807,084	880,731

Total Assets	$6,515,933	$7,460,694

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$106	$404,505
Accounts payable, principally trade	105,053	142,787
Derivative liabilities	91,973	151,461
Margin deposits	15,064	2,860
Other	184,348	169,898
Current liabilities of discontinued operations ($0 and $11,000 of margin deposits)	23,620	58,452

Total current liabilities	420,164	929,963

Other Liabilities:
Derivative liabilities	38,793	61,436
Other	284,868	260,547
Long-term liabilities of discontinued operations	14,165	13,700

Total other liabilities	337,826	335,683

Long-term Debt	1,949,717	1,949,771

Commitments and Contingencies
Temporary Equity Stock-based Compensation	6,287	6,890

Stockholders’ Equity:
Preferred stock; par value $0.001 per share (125,000,000 shares authorized; none outstanding)	—	—
Common stock; par value $0.001 per share (2,000,000,000 shares authorized; 353,426,741 and 352,785,985 issued)	114	114
Additional paid-in capital	6,267,849	6,259,248
Accumulated deficit	(2,421,212)	(1,972,389)
Accumulated other comprehensive loss	(44,812)	(48,586)

Total stockholders’ equity	3,801,939	4,238,387

Total Liabilities and Equity	$6,515,933	$7,460,694

See Notes to our Unaudited Consolidated Interim Financial Statements

RRI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(thousands of dollars)
Cash Flows from Operating Activities:
Net income (loss)	$(448,823)	$652,153
Income from discontinued operations	(3,514)	(861,626)

Loss from continuing operations	(452,337)	(209,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131,468	135,504
Deferred income taxes	50,220	(115,850)
Net changes in energy derivatives	(58,911)	37,099
Gains on sales of assets and emission and exchange allowances, net	(1,036)	(20,171)
Western states litigation and similar settlements	17,000	—
Long-lived assets impairments	247,715	—
Amortization of deferred financing costs	3,447	3,497
Other, net	(1,051)	8,245
Changes in other assets and liabilities:
Accounts and notes receivable, net	(843)	126,059
Inventory	50,419	12,610
Margin deposits, net	61,786	(50,402)
Net derivative assets and liabilities	(629)	(21,965)
Accounts payable	(19,416)	(7,453)
Other current assets	(4,448)	2,529
Other assets	2,373	9,073
Taxes payable/receivable	(2,101)	(4,936)
Other current liabilities	1,171	(4,207)
Other liabilities	2,015	3,322

Net cash provided by (used in) continuing operations from operating activities	26,842	(96,519)
Net cash provided by discontinued operations from operating activities	26,131	508,602

Net cash provided by operating activities	52,973	412,083

Cash Flows from Investing Activities:
Capital expenditures	(49,898)	(114,964)
Proceeds from sales of assets, net	7,193	35,931
Proceeds from sales of emission and exchange allowances	123	19,175
Purchases of emission allowances	—	(5,662)
Restricted cash	4,546	(57)
Other, net	3,300	1,500

Net cash used in continuing operations from investing activities	(34,736)	(64,077)
Net cash provided by (used in) discontinued operations from investing activities	(4,402)	299,004

Net cash provided by (used in) in investing activities	(39,138)	234,927

Cash Flows from Financing Activities:
Payments of long-term debt	(399,809)	(44,780)
Proceeds from issuances of stock	1,890	2,309

Net cash used in continuing operations from financing activities	(397,919)	(42,471)
Net cash used in discontinued operations from financing activities	—	(225,300)

Net cash used in financing activities	(397,919)	(267,771)

Net Change in Cash and Cash Equivalents, Total Operations	(384,084)	379,239
Less: Net Change in Cash and Cash Equivalents, Discontinued Operations	(3,827)	(103,359)
Cash and Cash Equivalents at Beginning of Period, Continuing Operations	943,440	1,004,367

Cash and Cash Equivalents at End of Period, Continuing Operations	$563,183	$1,486,965

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$98,000	$95,105
Income taxes paid (net of income tax refunds received) for continuing operations	2,754	3,582
See Notes to our Unaudited Consolidated Interim Financial Statements

RRI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(1) Background and Basis of Presentation
(a) Background.
“RRI Energy” refers to RRI Energy, Inc. and “we,” “us” and “our” refer to RRI Energy, Inc. and its consolidated subsidiaries. We provide energy, capacity, ancillary and other energy services to wholesale customers in competitive energy markets in the United States through our ownership and operation of and contracting for power generation capacity. Our business consists of four reportable segments. See note 17. Our consolidated interim financial statements and notes (interim financial statements) are unaudited, omit certain disclosures and should be read in conjunction with our audited consolidated financial statements and notes in our Form 10-K.
See note 2 for discussion of our proposed merger with Mirant Corporation (Mirant).
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
We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we think to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate.
Adjustments and Reclassifications. The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to present fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods, however, may not be indicative of a full year period because of seasonal fluctuations in demand for electricity and energy services, changes in commodity prices, and changes in regulations, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors.
Inventory. We value fuel inventories at the lower of average cost or market. We reduce these inventories as they are used in the production of electricity or sold. We recorded $1 million and $35 million during the three months ended June 30, 2010 and 2009, respectively, for lower of average cost or market valuation adjustments in cost of sales and recorded $3 million and $59 million during the six months ended June 30, 2010 and 2009, respectively.
New Accounting Pronouncement — Improving Disclosures about Fair Value Measurements. Effective for the first quarter of 2010, this guidance requires disclosures of significant transfers in and out of Levels 1 and 2. In addition, it clarifies existing disclosure requirements regarding inputs and valuation techniques as well as the appropriate level of disaggregation for fair value measurements disclosures. See note 4. Effective for the first quarter of 2011 financial statements, this guidance requires separate presentation of purchases, sales, issuances and settlements within the Level 3 reconciliation.
(2) Proposed Merger with Mirant
On April 11, 2010, we entered into an Agreement and Plan of Merger with Mirant. We have formed a new wholly-owned subsidiary that will merge with and into Mirant upon closing. As a result, Mirant will be a wholly-owned subsidiary of RRI Energy.
Upon closing the merger, each issued and outstanding share of Mirant common stock, including restricted shares held in reserve under the Chapter 11 plan of reorganization for Mirant, will convert into the right to receive 2.835 shares of common stock of RRI Energy, including the preferred share purchase rights granted under the Rights Agreement dated January 15, 2001, between RRI Energy and The Chase Manhattan Bank as Rights Agent. Mirant stock options and other equity awards will convert upon completion of the merger into vested stock options and equity awards with respect to RRI Energy common stock, after giving effect to the exchange ratio. The exchange ratio is fixed but subject to adjustment for a proposed reverse stock split.

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
We anticipate completing the merger before the end of 2010. Except for specific references to the pending merger, the disclosures contained in this report on Form 10-Q relate solely to RRI Energy. Information concerning the proposed merger is included in the joint proxy statement/prospectus contained in the registration statement on Form S-4, as amended and filed with the Securities and Exchange Commission in connection with the merger.
(3) Stock-based Compensation
Our compensation expense for our stock-based incentive plans was:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010		2009	2010		2009
	(in millions)

Stock-based incentive plans compensation expense (pre-tax) (1)	$5	(2)	$1	$7	(2)	$4

(1)	See note 10 to our consolidated financial statements in our Form 10-K for information about our stock-based incentive plans compensation expense/income.

(2)	During the three and six months ended June 30, 2010, we recorded $2 million of expense related to the modification of our outstanding time-based stock options in contemplation of the merger. See note 2 for discussion of the merger.
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
No tax benefits related to stock-based compensation were realized during the three and six months ended June 30, 2010 and 2009 because of our net operating loss carryforwards.

(4) Fair Value Measurements
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
We evaluate and validate the inputs we use to estimate fair value by a number of methods, including validating against market published prices and daily broker quotes obtainable from multiple pricing services. For OTC derivative instruments classified as Level 2, indicative quotes obtained from brokers in liquid markets generally represent fair value of these instruments. We think these price quotes are executable. Adjustments to the quotes are adjustments to the bid or ask price depending on the nature of the position to appropriately reflect exit pricing and are considered a Level 3 input to the fair value measurement. In less liquid markets such as coal, in which a single broker’s view of the market is used to estimate fair value, we consider such inputs to be unobservable Level 3 inputs. We do not use third party sources that determine price based on market surveys or proprietary models.
We value some of our OTC, complex or structured derivative instruments using a variety of valuation models, which utilize inputs that may not be corroborated by market data and vary in complexity depending on the contractual terms of, and inherent risks in, the instrument being valued. We use both industry-standard models as well as internally developed proprietary valuation models that consider various assumptions, such as market prices for power and fuel, price shapes, volatilities and correlations as well as other relevant factors. When such inputs are significant to the fair value measurement, the derivative assets or liabilities are classified as Level 3 when we do not have corroborating market evidence to support significant valuation model inputs and cannot verify the model to market transactions. We think the transaction price is the best estimate of fair value at inception under the exit price methodology. Accordingly, when a pricing model is used to value such an instrument, the resulting value is adjusted so the model value at inception equals the transaction price. Valuation models are typically impacted by Level 1 or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, we update Level 1 and Level 2 inputs to reflect observable market changes. Level 3 inputs are updated when corroborated by available market evidence. In the absence of such evidence, management’s best estimate is used.
See note 7 for discussion of our fair value measurements for some non-financial assets.

Fair Value of Derivative Instruments and Certain Other Assets. We apply recurring fair value measurements to our financial assets and liabilities. Fair value measurements of our financial assets and liabilities by class are as follows:

	June 30, 2010
					Total
	Level 1(1)	Level 2(1)	Level 3	Reclassifications(2)	Fair Value
	(in millions)

Derivative assets:
Power	$39	$38	$2	$—	$79
Power basis	—	1	2	—	3
Capacity energy	—	—	4	—	4
Natural gas	54	—	1	—	55
Natural gas basis	23	—	—	—	23
Coal	—	—	9	—	9
Other	—	—	—	2	2

Total derivative assets	$116	$39	$18	$2	$175

Derivative liabilities:
Power	$6	$98	$1	$—	$105
Power basis	—	1	—	—	1
Natural gas	—	—	3	—	3
Natural gas basis	14	—	—	—	14
Coal	—	—	4	—	4
Emissions	—	2	—	—	2
Other	—	—	—	2	2

Total derivative liabilities	$20	$101	$8	$2	$131

Cash equivalents(3)	$563	$—	$—	$—	$563
Other assets(4)	$28	$—	$—	$—	$28

(1)	Transfers between Level 1 and Level 2 are recognized as of the beginning of the reporting period. There were no significant transfers during the six months ended June 30, 2010.

(2)	Reclassifications are required to reconcile to our consolidated balance sheet presentation.

(3)	Represent investments in money market funds and are included in cash and cash equivalents in our consolidated balance sheet.

(4)	Include $11 million in available-for-sale securities (shares in a public exchange) and $17 million in trading securities (rabbi trust investments (which are comprised of mutual funds) associated with our non-qualified deferred compensation plans for key and highly compensated employees).

	December 31, 2009
					Total
	Level 1	Level 2	Level 3	Reclassifications(1)	Fair Value
	(in millions)

Total derivative assets	$137	$46	$4	$(2)	$185
Total derivative liabilities	49	134	32	(2)	213
Cash equivalents(2)	965	—	—	—	965
Other assets(3)	34	—	—	—	34

(1)	Reclassifications are required to reconcile to our consolidated balance sheet presentation.

(2)	Represent investments in money market funds and are included in cash and cash equivalents and restricted cash in our consolidated balance sheet. We had $943 million of cash equivalents included in cash and cash equivalents and $22 million of cash equivalents included in restricted cash.

(3)	Include $13 million in available-for-sale securities (shares in a public exchange) and $21 million in trading securities (rabbi trust investments (which are comprised of mutual funds) associated with our non-qualified deferred compensation plans for key and highly compensated employees).

The following is a reconciliation of changes in fair value of net commodity derivative assets and liabilities classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	Net Derivatives (Level 3)		Net Derivatives (Level 3)
	(in millions)

Balance, beginning of period (net asset (liability))	$16	$(153)	$(28)	$(114)
Total gains (losses) realized/unrealized included in earnings (1)	(3)	(12)	41	(79)
Purchases, issuances and settlements (net)	(3)	48	(3)	76
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—

Balance, end of period (net asset (liability))	$10	$(117)	$10	$(117)

Changes in unrealized gains (losses) relating to derivative assets and liabilities still held as of June 30, 2010 and 2009:
Revenues	$(4)	$—	$9	$(2)
Cost of sales	1	(5)	18	(54)

Total	$(3)	$(5)	$27	$(56)

(1)	Recorded in revenues and cost of sales.

(2)	Recognized as of the beginning of the reporting period.
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
Fair Value of Other Financial Instruments. The fair values of cash, accounts receivable and payable and margin deposits approximate their carrying amounts. Values of our debt for continuing operations (see note 9) are:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
	(in millions)

Fixed rate debt	$1,950	$1,912	$2,355	$2,333

Total debt	$1,950	$1,912	$2,355	$2,333

(1)	We based the fair values of our fixed rate debt on market prices and quotes from an investment bank.
See note 5.
(5) Derivative Instruments and Hedging Activities
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

We account for our derivatives under one of three accounting methods (mark-to-market, accrual (under the normal purchase/normal sale exception to fair value accounting) or cash flow hedge accounting) based on facts and circumstances. See note 4 for discussion on fair value measurements.
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
A summary of our derivative activities and classification in our results of operations is:

Primary
	Risk	Purpose for Holding or	Transactions that	Transactions that
Instrument	Exposure	Issuing Instrument (1)	Physically Flow/Settle (2)	Financially Settle (3)

Power futures, forward,	Price risk	Power sales to customers	Revenues	Revenues
swap and option contracts		Power purchases related to operations	Cost of sales	Revenues
		Power purchases/sales related to legacy trading and non-core asset management positions(4)	Revenues	Revenues

Natural gas and fuel futures, forward, swap and	Price risk	Natural gas and fuel sales related to operations	Revenues/Cost of sales	Cost of sales
option contracts		Natural gas sales related to power generation(5)	N/A(6)	Revenues
		Natural gas and fuel purchases related to operations	Cost of sales	Cost of sales
		Natural gas and fuel purchases/sales related to legacy trading and non-core asset management positions(4)	Cost of sales	Cost of sales

Emission and exchange allowances futures(7)	Price risk	Purchases/sales of emission and exchange allowances	N/A(6)	Revenues/Cost of sales

(1)	The purpose for holding or issuing does not impact the accounting method elected for each instrument.

(2)	Includes classification of unrealized gains and losses for derivative transactions reclassified to inventory or intangibles upon settlement.

(3)	Includes classification for mark-to-market derivatives and amounts reclassified from accumulated other comprehensive income/loss related to cash flow hedges.

(4)	See discussion below regarding trading activities.

(5)	Natural gas financial swaps and options transacted to economically hedge generation in the PJM region (in our East Coal and East Gas segments).

(6)	N/A is not applicable.

(7)	Includes emission and exchange allowances futures for sulfur dioxide (SO2), nitrogen oxide (NOx) and carbon dioxide (CO2).
In addition to price risk, we are exposed to credit and operational risk. We have a risk control framework to manage these risks, which include: (a) measuring and monitoring these risks, (b) review and approval of new transactions relative to these risks, (c) transaction validation and (d) portfolio valuation and reporting. We use mark-to-market valuation, value-at-risk and other metrics in monitoring and measuring risk. Our risk control framework includes a variety of separate but complementary processes, which involve commercial and senior management and our Board of Directors. See note 6 for further discussion of our credit policy.
Earnings Volatility from Derivative Instruments. We procure power, natural gas, coal, oil, natural gas transportation and storage capacity and other energy-related commodities to support our business. We may experience volatility in our earnings resulting from contracts receiving accrual accounting treatment while related derivative instruments are marked to market through earnings. As discussed in note 1(b), our financial statements include estimates and assumptions made by management throughout the reporting periods and as of the balance sheet dates. It is reasonable that subsequent to the balance sheet date of June 30, 2010, changes, some of which could be significant, have occurred in the inputs to our various fair value measures, particularly relating to commodity price movements.

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
Cash Flow Hedges. During the first quarter of 2007, we de-designated our remaining cash flow hedges; therefore, as of June 30, 2010 and December 31, 2009, we do not have any designated cash flow hedges. The fair value of our de-designated cash flow hedges are deferred in accumulated other comprehensive loss, net of tax, to the extent the contracts have been effective as hedges, until the forecasted transactions affect earnings. At the time the forecasted transactions affect earnings, we reclassify the amounts in accumulated other comprehensive loss into earnings.
Amounts included in accumulated other comprehensive loss are:

	June 30, 2010
		Expected to be
		Reclassified into
		Results of
	At the End of the	Operations
	Period	in Next 12 Months
	(in millions)

De-designated cash flow hedges, net of tax(1)(2)	$26	$13

(1)	No component of the derivatives’ gain or loss was excluded from the assessment of effectiveness.

(2)	During the three and six months ended June 30, 2010 and 2009, $0 was recognized in our results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.
Presentation of Derivative Assets and Liabilities. We present our derivative assets and liabilities on a gross basis (regardless of master netting arrangements with the same counterparty). Cash collateral amounts are also presented on a gross basis.
As of June 30, 2010, our commodity derivative assets and liabilities include amounts for non-trading and trading activities as follows:

	Derivative Assets		Derivative Liabilities		Net Derivative
	Current	Long-Term	Current	Long-Term	Assets (Liabilities)
	(in millions)

Non-trading	$106	$45	$(75)	$(39)	$37
Trading	24	—	(17)	—	7

Total derivatives	$130	$45	$(92)	$(39)	$44

We have the following derivative commodity contracts outstanding as of June 30, 2010:

		Notional Volumes (2)
Commodity	Unit (1)	Current	Long-term
		(in millions)

Power	MWh	(6)	(3)
Capacity energy	MWh	(1)	(1)
Natural gas (3)	MMBtu	14	12
Natural gas basis	MMBtu	(1)	—
Coal	MMBtu	83	133

(1)	MWh is megawatt hours and MMBtu is million British thermal units.

(2)	Negative amounts indicate net forward sales.

(3)	Includes current and long-term volumes related to purchases of put options.

The income (loss) associated with our energy derivatives during the three and six months ended June 30, 2010 and 2009 is:

	Three Months Ended June 30,
	2010		2009
Derivatives Not Designated as Hedging Instruments	Revenues	Cost of Sales	Revenues	Cost of Sales
	(in millions)
Non-Trading Commodity Contracts:
Unrealized(1)	$(57)	$(2)	$(22)	$31
Realized(2)(3)(4)	62	(44)	81	(66)

Total non-trading	$5	$(46)	$59	$(35)

Trading Commodity Contracts:
Unrealized(1)	$—	$(7)	$—	$(2)
Realized(2)	—	(8)	—	1

Total trading	$—	$(15)	$—	$(1)

	Six Months Ended June 30,
	2010		2009
Derivatives Not Designated as Hedging Instruments	Revenues	Cost of Sales	Revenues	Cost of Sales
	(in millions)
Non-Trading Commodity Contracts:
Unrealized(1)	$49	$24	$(26)	$(9)
Realized(2)(3)(4)	149	(112)	187	(74)

Total non-trading	$198	$(88)	$161	$(83)

Trading Commodity Contracts:
Unrealized(1)	$—	$(12)	$—	$(2)
Realized(2)	—	(3)	—	20

Total trading	$—	$(15)	$—	$18

(1)	As discussed above, during 2007, we de-designated our remaining cash flow hedges; during the three and six months ended June 30, 2010 and 2009, previously measured ineffectiveness gains/losses in revenues reversing related to settlement of the derivative contracts were insignificant.

(2)	Does not include realized gains or losses associated with cash month transactions, non-derivative transactions or derivative transactions that qualify for the normal purchase/normal sale exception.

(3)	Excludes settlement value of fuel contracts classified as inventory upon settlement.

(4)	Includes gains or losses from de-designated cash flow hedges reclassified from accumulated other comprehensive loss related to settlement of the derivative contracts. See note 8.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)

Revenues	$—	$—	$—	$—
Cost of sales	—	5	1	16

Total(1)	$—	$5	$1	$16

(1)	Includes realized and unrealized gains and losses on both derivative instruments and non-derivative instruments.

(6) Credit Risk
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
Our credit exposure is based on (a) derivative assets and accounts receivable from our counterparties (each included in our consolidated balance sheet) and (b) contracts classified as normal purchase/normal sale and non-derivative contractual commitments (each not included in our consolidated balance sheet except for any related accounts receivable), all after taking into consideration netting within each contract and any master netting contracts with counterparties. We think this represents the maximum potential loss we could incur if our counterparties to the contracts discussed above failed to perform according to their contract terms.
As of June 30, 2010, our credit exposure is summarized as follows:

	Exposure	Credit		Number of		Net Exposure of
	Before	Collateral	Exposure	Counterparties		Counterparties
Credit Rating Equivalent	Collateral(1)	Held(2)	Net of Collateral	>10%		>10%
	(dollars in millions)

Investment grade	$260	$10	$250	3	(3)	$169
Non-investment grade	3	—	3	—		—
No external ratings:
Internally rated — Investment grade	30	—	30	1	(4)	29
Internally rated — Non-investment grade	15	12	3	—		—

Total	$308	$22	$286	4		$198

(1)	The table includes amounts related to certain contracts classified as discontinued operations in our consolidated balance sheets. These contracts settle through the expiration date in 2013.

(2)	Collateral consists of cash, standby letters of credit and other forms approved by management.

(3)	These counterparties are two utility companies and a power grid operator.

(4)	This counterparty is a financial institution.
As of December 31, 2009, three investment grade counterparties (a power grid operator, a utility company and a financial institution) represented 56% ($138 million) of our credit exposure net of collateral held. As of December 31, 2009, we had $45 million of collateral held.
Based on our current credit ratings, any additional collateral postings that would be required from us as a result of a credit downgrade would be immaterial.
We have cash collateral posted and letters of credit issued as follows:

	June 30, 2010		December 31, 2009
	Cash	Letters of Credit (1)	Cash	Letters of Credit (1)
	(in millions)

Commodity contracts(2)	$123	$53	$207	$52
Derivative contracts receiving mark-to-market accounting treatment(2)(3)	$48	$3	$97	$5
Other(4)	$34	$—	$47	$—

(1)	See note 9.

(2)	Includes activity for both continuing and discontinued operations.

(3)	These amounts are included in the amounts above for commodity contracts.

(4)	Represents cash posted under surety bonds related to environmental obligations to the Pennsylvania Department of Environmental Protection.

(7) Long-Lived Assets Impairments
We periodically evaluate the recoverability of our long-lived assets (property, plant and equipment and intangible assets), which involves significant judgment and estimates, when there are certain indicators that the carrying value of these assets may not be recoverable. As of June 30, 2010, we had $4.6 billion of long-lived assets. This estimate affects all segments, which hold 99% of our total net property, plant and equipment and net intangible assets. Our East Coal segment holds the largest portion of our net property, plant and equipment and net intangible assets at 58% of our consolidated total. We did not evaluate the recoverability of our long-lived assets (property, plant and equipment and intangible assets) during the three months ended June 30, 2010 as there were no additional events or changes in circumstances from March 31, 2010 that indicated that the carrying value of such assets may not be recoverable. See notes 2(g), 4 and 5 to our consolidated financial statements in our Form 10-K for further discussion.
Based on the further decline of commodity prices, our asset recoverability review was updated from December 31, 2009 to March 31, 2010. Our asset recoverability review as of March 31, 2010 indicated that two plants, our Elrama plant and our Niles plant (each in our East Coal segment), needed to be measured at fair value to determine if impairments existed.
As of March 31, 2010, following our current methodology (as described below), we had three additional plants and related intangible assets with a combined carrying value of $344 million, where the undiscounted cash flows were close to the carrying values. If market conditions or environmental and regulatory assumptions change negatively in the future, it is likely that these three plants (and possibly others) could be impaired.
Key Assumptions. The following summarizes some of the most significant estimates and assumptions used in evaluating our plant level undiscounted cash flows as of March 31, 2010. The ranges for the fundamental view assumptions are to account for variability by year and region.

March 31, 2010

Undiscounted Cash Flow Scenarios Weightings:
5-year market forecast with escalation(1)(2)	50%
5-year market forecast with fundamental view(1)	50%
Range of Assumptions in Fundamental View:
Demand for power growth per year	1%-2%
After-tax rate of return on new construction(3)	6.5%-9.5%
Spread between natural gas and coal prices, $/MMBtu (4)	$3-$5

(1)	For each scenario, the first five years of cash flows are the same.

(2)	We assumed an annual 2.5% escalation percentage beyond year five.

(3)	The low to mid part of the range represents natural gas-fired plants’ required returns and the mid to high part of the range represents coal-fired and nuclear plants’ required returns.

(4)	Natural gas and coal prices are prior to transportation costs.
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

The following are key assumptions used in our fair value analyses as of March 31, 2010 for our two plants for which the undiscounted cash flows did not exceed the net book value of the long-lived assets.

	Elrama	Niles
Valuation approach weightings:
Income approach	100%	100%
Market-based approach	0%	0%
Risk-adjusted discount rate for the estimated cash flows	15%	15%
We only used the income approach as we think no relevant market data exists for these two plants for which we were required to estimate fair value. The discount rates reflect the uncertainty of the plants’ cash flows and their inability to support meaningful amounts of debt, and was determined considering factors such as the potential for future capacity revenues and regulatory, commodity and macroeconomic conditions.
We determined that our Elrama plant, which consists of property, plant and equipment, was impaired by $193 million as of March 31, 2010. We determined that our Niles plant, which consists of property, plant and equipment, was impaired by $55 million as of March 31, 2010. These impairments were primarily as a result of the further decline in commodity prices. We think the remaining net book values of $68 million for Elrama and $26 million for Niles represent our best estimates of fair values as of March 31, 2010.
Certain disclosures are required about nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. This applies to our long-lived assets for which we were required to determine fair value. A fair value hierarchy exists for inputs used in measuring fair value that maximizes the use of observable inputs (Level 1 or Level 2) and minimizes the use of unobservable inputs (Level 3) by requiring that the observable inputs be used when available. See note 4 for further discussion about the three levels. These assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and affects the valuation of fair value and the assets’ placement within the fair value hierarchy levels.

				Q1 2010
	March 31, 2010			Impairment
	Level 1	Level 2	Level 3	Charges
	(in millions)

Elrama property, plant and equipment(1)	$—	$—	$68	$193
Niles property, plant and equipment(2)	—	—	26	55

Total	$—	$—	$94	$248

(1)	Elrama is in our East Coal segment.

(2)	Niles is in our East Coal segment.
Effect if Different Assumptions Used. The estimates and assumptions used to determine whether long-lived assets are recoverable or whether impairment exists are subject to a high degree of uncertainty. Different assumptions as to power prices, fuel costs, our future cost structure, environmental assumptions and remaining useful lives and ultimate disposition values of our plants would result in estimated future cash flows that could be materially different than those considered in the recoverability assessments as of March 31, 2010 and could result in having to estimate the fair value of other plants.
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

(8) Comprehensive Income (Loss)
The components of total comprehensive income (loss) are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)

Net income (loss)	$(172)	$803	$(449)	$652
Other comprehensive income (loss), net of tax:
Deferred benefits	(4)	1	(3)	1
Reclassification of net deferred loss from cash flow hedges into net income/loss	3	3	8	8
Unrealized gains (losses) on available-for-sale securities	—	2	(1)	3

Comprehensive income (loss)	$(173)	$809	$(445)	$664

(9) Debt
Outstanding debt:

	June 30, 2010			December 31, 2009
	Weighted			Weighted
	Average			Average
	Stated			Stated
	Interest			Interest
	Rate(1)	Long-term	Current	Rate(1)	Long-term	Current
	(in millions, except interest rates)
Facilities, Bonds and Notes:
RRI Energy:
Senior secured revolver due 2012	2.28%	$—	$—	1.98%	$—	$—
Senior secured notes due 2014	6.75	279	—	6.75	279	—
Senior unsecured notes due 2014	7.625	575	—	7.625	575	—
Senior unsecured notes due 2017	7.875	725	—	7.875	725	—
Subsidiary Obligations:
Orion Power Holdings, Inc. senior notes due 2010 (unsecured)(2)		—	—	12.00	—	400
PEDFA(3) fixed-rate bonds due 2036	6.75	371	—	6.75	371	—

Total facilities, bonds and notes		1,950	—		1,950	400

Other:
Adjustment to fair value of debt(4)		—	—		—	5

Total other debt		—	—		—	5

Total debt		$1,950	$—		$1,950	$405

(1)	The weighted average stated interest rates are as of March 31, 2010 or December 31, 2009.

(2)	We paid off this debt in May 2010.

(3)	PEDFA is the Pennsylvania Economic Development Financing Authority. These bonds were issued for our Seward plant.

(4)	Debt acquired in the Orion Power acquisition was adjusted to fair value as of the acquisition date. Included in interest expense is amortization of $1 million and $3 million for valuation adjustments for debt during the three months ended June 30, 2010 and 2009, respectively, and $5 million and $6 million during the six months ended June 30, 2010 an 2009, respectively.
Amounts borrowed and available for borrowing under our revolving credit agreements as of June 30, 2010 are:

	Total Committed	Drawn	Letters	Unused
	Credit	Amount	of Credit	Amount
	(in millions)

RRI Energy senior secured revolver due 2012	$500	$—	$—	$500
RRI Energy letter of credit facility due 2014	250	—	88	162

Total	$750	$—	$88	$662

(10) Earnings (Loss) Per Share
The amounts used in the basic and diluted earnings (loss) per common share computations are the same:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Loss from continuing operations (basic and diluted)	$(177)	$(103)	$(453)	$(209)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(shares in thousands)
Weighted average shares outstanding (basic and diluted)	353,473	350,665	353,390	350,577

We excluded the following items from diluted earnings (loss) per common share because of the anti-dilutive effect:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	(shares in thousands)

Shares excluded from the calculation of diluted earnings/loss per share	230	(1)	438	(1)	189	(1)	442	(1)
Shares excluded from the calculation of diluted earnings/loss per share because the exercise price exceeded the average market price	6,168	(2)	6,217	(2)	4,787	(2)	7,086	(2)

(1)	Potential shares include stock options and restricted stock.

(2)	Includes stock options.
(11) Income Taxes
(a) Tax Rate Reconciliation.
A reconciliation of the federal statutory income tax rate to the effective income tax rate for our continuing operations is:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009

Federal statutory rate	(35)%		(35)%		(35)%		(35)%
Additions (reductions) resulting from:
Federal valuation allowance	26	(1)	(8	)(2)	40	(3)	—
State income taxes, net of federal income taxes	(1	) (4)	(1	)(5)	5	(6)	(1	)(7)
Other	4		—		3		—

Effective rate	(6)%		(44)%		13%		(36)%

(1)	Of this percentage, $47 million (26%) relates to additional valuation allowance.

(2)	Of this percentage, $(16) million (8%) relates to a reduction in valuation allowance.

(3)	Of this percentage, $159 million (40%) relates to additional valuation allowance.

(4)	Of this percentage, $6 million (3%) relates to additional valuation allowance.

(5)	Of this percentage, $9 million (5%) relates to additional valuation allowance.

(6)	Of this percentage, $38 million (9%) relates to additional valuation allowance.

(7)	Of this percentage, $15 million (5%) relates to additional valuation allowance.

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
Our valuation allowances for deferred tax assets are:

	Federal	State
	(in millions)

As of December 31, 2009	$129	$135
Changes in valuation allowances	112	32

As of March 31, 2010	241	167
Changes in valuation allowance	47	6

As of June 30, 2010	$288	$173

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
Our unrecognized federal and state tax benefits changed during the six months ended June 30, 2010 as follows (in millions):

Balance, December 31, 2009	$3
Increases related to prior years	12
Decreases related to prior years	(11)
Increases related to current year	—
Settlements	—
Lapses in the statute of limitations	—

Balance, June 30, 2010	$4

Our unrecognized federal and state tax benefits did not change significantly during the six months ended June 30, 2009.
We expect to continue discussions with taxing authorities regarding tax positions related to the following, and think it is reasonably possible some of these matters could be resolved in the next 12 months; however, we cannot estimate the range of changes that might occur: (a) the $351 million charge during 2005 to settle certain civil litigation and claims relating to the Western states energy crisis; and (b) the timing of tax deductions as a result of negotiations with respect to California-related revenue, depreciation and emission allowances.
We are in ongoing discussions with the Internal Revenue Service (IRS) regarding the timing of revenue recognition and tax deductions with respect to certain California-related items in our 2002 short taxable period return (subsequent to our separation from CenterPoint Energy, Inc. (CenterPoint)). The IRS has informed us it expects to issue a notice of denial of our administrative claim for refund involving these California-related items and we expect to institute refund litigation with respect to this claim in the U.S. District Court or U.S. Court of Federal Claims. In order to set a jurisdictional prerequisite to institute such a refund suit, we expect to make a payment of approximately $60 million to $65 million (which includes an asserted tax liability of $38 million plus interest) sometime during the next twelve months and record a related receivable. If the IRS were to ultimately prevail in this matter, there would be an increase to our income tax expense. The payment will be refunded with interest if we are successful in the litigation.

(12) Guarantees and Indemnifications
We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the guarantee is approximately $52 million as of June 30, 2010 and no liability is recorded in our consolidated balance sheet for this item.
We also guarantee the PEDFA fixed-rate bonds, which are included in our consolidated balance sheet as outstanding debt ($371 million are in our consolidated balance sheets as of June 30, 2010 and December 31, 2009). Our guarantees are secured by the same collateral as our senior secured 6.75% notes. The guarantees require us to comply with covenants similar to those in the senior secured 6.75% notes indenture. The PEDFA bonds will become secured by certain assets of our Seward power plant if the collateral supporting both the senior secured 6.75% notes and our guarantees are released. Our maximum potential obligation under the guarantees is for payment of the principal and related interest charges at a fixed rate of 6.75%. During 2009, we purchased $129 million ($92 million of which was classified as discontinued operations) of the PEDFA bonds and are the holder of these repurchased bonds. Therefore, the net amount payable by us would not exceed the amount of PEDFA bonds outstanding, excluding the PEDFA bonds we hold. See note 9.
We guaranteed payments to a third party relating to energy sales during December 2000 from El Dorado Energy, LLC, a former investment. In April 2010, the third party agreed to settle litigation arising from the 2000-2001 energy crises. Based on estimates from the third party and as a result, we recorded a $17 million charge during the three months ended March 31, 2010, which is included in Western states litigation and similar settlements in our statement of operations and other current liabilities in our consolidated balance sheet as of June 30, 2010. The third party’s settlement has not yet been filed with nor approved by the FERC. We currently expect to make this payment during 2010 or early 2011. This estimate is subject to change.
In connection with the sale of our Northeast C&I contracts in December 2008, we guaranteed some former customers’ performance to the buyer. We estimate the most probable maximum potential amount of future payments under the guarantee is $9 million as of June 30, 2010. As of June 30, 2010 and December 31, 2009, we have recorded an insignificant amount in our consolidated balance sheets associated with this guarantee.
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

In December 2007, the New Jersey Department of Environmental Protection (NJDEP) filed suit against us in the United States District Court in Pennsylvania, alleging that New Source Review violations occurred at one of our plants located in Pennsylvania. The suit seeks installation of “best available” control technologies for each pollutant, to enjoin us from operating the plant if it is not in compliance with the Clean Air Act and civil penalties. The suit also names three past owners of the plant as defendants. In March 2009, the Connecticut Department of Environmental Protection became an intervening party to the suit.
We think that the projects listed by the EPA and the projects subject to the NJDEP suit were conducted in compliance with applicable regulations. However, any final finding that we violated the New Source Review requirements could result in significant capital expenditures associated with the implementation of emissions reductions on an accelerated basis and possible penalties. Most of these work projects were undertaken before our ownership of those facilities. We think we are indemnified by or have the right to seek indemnification from the prior owners for certain losses and expenses that we may incur from activities occurring prior to our ownership.
Ash Disposal Landfill Closures. We are responsible for environmental costs related to the future closures of seven ash disposal landfills. We recorded the estimated discounted costs ($19 million and $18 million as of June 30, 2010 and December 31, 2009, respectively) associated with these environmental liabilities as part of our asset retirement obligations. See note 2(m) to our consolidated financial statements in our Form 10-K.
Remediation Obligations. We are responsible for environmental costs related to site contamination investigations and remediation requirements at four power plants in New Jersey. We recorded the estimated long-term liability for the remediation costs of $8 million as of June 30, 2010 and December 31, 2009.
Conemaugh Actions. In April 2007, PennEnvironment and the Sierra Club filed a citizens’ suit against us in the United States District Court, Western District of Pennsylvania to enforce provisions of the water discharge permit for the Conemaugh plant, of which we are the operator and have a 16.45% interest. PennEnvironment and the Sierra Club seek civil penalties, remediation and an injunction against further violations. We are confident that the Conemaugh plant has operated and will continue to operate in material compliance with its water discharge permit, its consent order agreement with the Pennsylvania Department of Environmental Protection, and related state and federal laws. In December 2009, the District Court ordered that the case be dismissed. PennEnvironment and the Sierra Club have requested that the court reconsider its ruling. If PennEnvironment and the Sierra Club are ultimately successful, we could incur additional capital expenditures associated with the implementation of discharge reductions and penalties, which we do not think would be material.
Global Warming. In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a suit in the United States District Court for the Northern District of California against us and 23 other electric generating and oil and gas companies. The lawsuit seeks damages of up to $400 million for the cost of relocating the village allegedly because of global warming caused by the greenhouse gas emissions of the defendants. In late 2009, the District Court ordered that the case be dismissed and the plaintiffs appealed. We are also a party to Comer v. Murphy Oil, where a group of Mississippi residents and landowners allege the defendants’ greenhouse gas emissions contributed to the force of Hurricane Katrina. The plaintiffs have not specified the amount of damages they are seeking. In May 2010, the United States Court of Appeals for the Fifth Circuit ordered that the case be dismissed with prejudice. While we think claims such as these lack legal merit, it is possible that this trend of climate change litigation may continue.
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
(d) Proposed Merger with Mirant.
In April 2010, RRI Energy together with Mirant and Mirant’s board of directors were named defendants in four purported class action lawsuits filed in the Superior Court of Fulton County, Georgia, brought on behalf of proposed classes consisting of holders of Mirant common stock, excluding defendants and their affiliates. RRI Energy Holdings, Inc., a wholly-owned subsidiary of RRI Energy formed for the purpose of effecting the merger, was also named a defendant in three of the lawsuits. In three of the actions, amended complaints have been filed adding allegations that the defendants breached their fiduciary duties by failing to disclose certain information in the preliminary joint proxy statement/prospectus of RRI Energy and Mirant, which is a part of the Registration Statement of RRI Energy that was filed with the Securities and Exchange Commission. The complaints allege, among other things, that the merger agreement was the product of breaches of fiduciary duties by the individual defendants, in that it allegedly does not provide for the best value reasonable under the circumstances for Mirant’s public stockholders, and that the other defendants aided and abetted the individual defendants’ breaches of fiduciary duties. The complaints seek, among other things, (a) a declaration that the merger agreement was entered into in breach of the defendants’ duties, (b) to enjoin defendants from consummating the merger, (c) rescission of the merger if it is consummated and/or (d) granting the class members any profits or benefits allegedly improperly received by defendants. Motions to dismiss each of the four complaints for failure to state a claim have been filed on behalf of all of the defendants. We think that the allegations of the complaints are without merit and that we have substantial meritorious defenses to the claims made in these actions.
(14) Pension and Postretirement Benefits
We sponsor multiple defined benefit pension plans. We provide subsidized postretirement benefits to some bargaining employees but generally do not provide them to non-bargaining employees. See note 11 to our consolidated financial statements in our Form 10-K for additional information about pension and postretirement benefits.

	Pension		Postretirement
	Three months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(in millions)

Service cost	$1	$2	$—	$1
Interest cost	1	1	1	—
Expected return on plan assets	(2)	(1)	—	—
Net amortization(1)	1	1	—	1

Net periodic benefit costs	$1	$3	$1	$2

	Pension		Postretirement
	Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions)

Service cost	$2	$3	$—	$1
Interest cost	3	3	2	2
Expected return on plan assets	(3)	(2)	—	—
Net amortization(1)	1	2	—	1

Net periodic benefit costs	$3	$6	$2	$4

(1)	Net amortization amount includes prior service costs and actuarial gains and losses.
(15) Collective Bargaining Agreements
As of June 30, 2010, approximately 45% of our employees are subject to collective bargaining agreements. Less than five percent of our employees are subject to collective bargaining agreements that will expire by June 30, 2011.
(16) Supplemental Guarantor Information
Our wholly-owned subsidiaries are either (a) full and unconditional guarantors, jointly and severally, or (b) non-guarantors of the senior secured notes. Orion Power Holdings, Inc. and its consolidated subsidiaries became guarantors in June 2010 as a result of the pay off of its senior notes in May 2010. We have reclassified 2009 disclosures to be comparable to 2010.

Condensed Consolidating Statements of Operations.

	Three Months Ended June 30, 2010
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$404	$146	$(150)	$400

Cost of sales	—	346	69	(150)	265
Operation and maintenance	—	100	84	—	184
General and administrative	—	21	14	—	35
Gains on sales of assets and emission and exchange allowances, net	—	(1)	—	—	(1)
Depreciation and amortization	—	55	14	—	69

Total	—	521	181	(150)	552

Operating loss	—	(117)	(35)	—	(152)

Loss of equity investments of consolidated subsidiaries	(45)	(34)	—	79	—
Interest expense	(33)	(3)	(1)	—	(37)
Interest income (expense) — affiliated companies, net	20	(4)	(16)	—	—
Other, net	—	1	—	—	1

Total other expense	(58)	(40)	(17)	79	(36)

Loss from continuing operations before income taxes	(58)	(157)	(52)	79	(188)
Income tax expense (benefit)	117	(92)	(4)	(32)	(11)

Loss from continuing operations	(175)	(65)	(48)	111	(177)
Income from discontinued operations	3	1	1	—	5

Net loss	$(172)	$(64)	$(47)	$111	$(172)

	Three Months Ended June 30, 2009
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$387	$116	$(113)	$390

Cost of sales	—	321	71	(111)	281
Operation and maintenance	—	89	70	(2)	157
General and administrative	—	7	21	—	28
Gains on sales of assets and emission and exchange allowances, net	—	(2)	—	—	(2)
Depreciation and amortization	—	55	12	—	67

Total	—	470	174	(113)	531

Operating loss	—	(83)	(58)	—	(141)

Loss of equity investments of consolidated subsidiaries	(70)	(37)	—	107	—
Debt extinguishments gains	1	—	—	—	1
Interest expense	(36)	(10)	(1)	2	(45)
Interest income	1	—	—	—	1
Interest income (expense) — affiliated companies, net	18	(4)	(12)	(2)	—
Other, net	—	(1)	—	—	(1)

Total other expense	(86)	(52)	(13)	107	(44)

Loss from continuing operations before income taxes	(86)	(135)	(71)	107	(185)
Income tax benefit	(18)	(36)	(29)	1	(82)

Loss from continuing operations	(68)	(99)	(42)	106	(103)
Income (loss) from discontinued operations	871	(2)	37	—	906

Net income (loss)	$803	$(101)	$(5)	$106	$803

	Six Months Ended June 30, 2010
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$1,013	$311	$(319)	$1,005

Cost of sales	—	718	131	(317)	532
Operation and maintenance	—	193	153	(2)	344
General and administrative	—	29	27	—	56
Western states litigation and similar settlements	—	17	—	—	17
Gains on sales of assets and emission and exchange allowances, net	—	(1)	—	—	(1)
Long-lived assets impairments	—	248	—	—	248
Depreciation and amortization	—	105	26	—	131

Total	—	1,309	337	(319)	1,327

Operating loss	—	(296)	(26)	—	(322)

Loss of equity investments of consolidated subsidiaries	(284)	(61)	—	345	—
Interest expense	(66)	(16)	(1)	—	(83)
Interest income (expense) — affiliated companies, net	41	(10)	(31)	—	—
Other, net	—	3	—	—	3

Total other expense	(309)	(84)	(32)	345	(80)

Loss from continuing operations before income taxes	(309)	(380)	(58)	345	(402)
Income tax expense (benefit)	143	(107)	15	—	51

Loss from continuing operations	(452)	(273)	(73)	345	(453)
Income from discontinued operations	3	—	1	—	4

Net loss	$(449)	$(273)	$(72)	$345	$(449)

	Six Months Ended June 30, 2009
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)

Revenues	$—	$838	$289	$(271)	$856

Cost of sales	—	689	184	(268)	605
Operation and maintenance	—	189	128	(3)	314
General and administrative	—	16	41	—	57
Gains on sales of assets and emission and exchange allowances, net	—	(20)	—	—	(20)
Depreciation and amortization	—	110	25	—	135

Total	—	984	378	(271)	1,091

Operating loss	—	(146)	(89)	—	(235)

Loss of equity investments of consolidated subsidiaries	(177)	(59)	—	236	—
Debt extinguishments gains	1	—	—	—	1
Interest expense	(74)	(21)	—	3	(92)
Interest income	1	—	—	—	1
Interest income (expense) — affiliated companies, net	35	(7)	(25)	(3)	—

Total other expense	(214)	(87)	(25)	236	(90)

Loss from continuing operations before income taxes	(214)	(233)	(114)	236	(325)
Income tax benefit	(11)	(59)	(49)	3	(116)

Loss from continuing operations	(203)	(174)	(65)	233	(209)
Income (loss) from discontinued operations	855	10	(4)	—	861

Net income (loss)	$652	$(164)	$(69)	$233	$652

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded as a result of differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Balance Sheets.

	June 30, 2010
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$523	$—	$40	$—	$563
Restricted cash	—	2	1	—	3
Accounts and notes receivable, principally customer, net	13	140	8	(5)	156
Accounts and notes receivable — affiliated companies	2,566	612	151	(3,329)	—
Inventory	—	181	97	—	278
Derivative assets	—	110	20	—	130
Other current assets	33	143	78	(12)	242
Current assets of discontinued operations	17	52	—	(13)	56

Total current assets	3,152	1,240	395	(3,359)	1,428

Property, Plant and Equipment, net	—	3,526	755	—	4,281

Other Assets:
Other intangibles, net	—	201	93	—	294
Notes receivable — affiliated companies	911	566	—	(1,477)	—
Equity investments of consolidated subsidiaries	1,991	223	18	(2,232)	—
Derivative assets	—	44	4	(3)	45
Other long-term assets	41	747	359	(683)	464
Long-term assets of discontinued operations	—	4	—	—	4

Total other assets	2,943	1,785	474	(4,395)	807

Total Assets	$6,095	$6,551	$1,624	$(7,754)	$6,516

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable, principally trade	—	82	23	—	105
Accounts and notes payable — affiliated companies	—	2,707	622	(3,329)	—
Derivative liabilities	—	36	56	—	92
Other current liabilities	14	176	26	(17)	199
Current liabilities of discontinued operations	2	35	—	(13)	24

Total current liabilities	16	3,036	727	(3,359)	420

Other Liabilities:
Notes payable — affiliated companies	—	933	544	(1,477)	—
Derivative liabilities	—	—	42	(3)	39
Other long-term liabilities	688	202	78	(683)	285
Long-term liabilities of discontinued operations	4	10	—	—	14

Total other liabilities	692	1,145	664	(2,163)	338

Long-term Debt	1,579	371	—	—	1,950

Commitments and Contingencies
Temporary Equity Stock-based Compensation	6	—	—	—	6
Total Stockholders’ Equity	3,802	1,999	233	(2,232)	3,802

Total Liabilities and Equity	$6,095	$6,551	$1,624	$(7,754)	$6,516

	December 31, 2009
	RRI Energy	Guarantors	Non-Guarantors	Adjustments (1)	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$922	$10	$16	$(5)	$943
Restricted cash	—	12	7	5	24
Accounts and notes receivable, principally customer, net	10	134	12	(3)	153
Accounts and notes receivable — affiliated companies	2,210	554	150	(2,914)	—
Inventory	—	237	95	—	332
Derivative assets	—	100	32	—	132
Other current assets	48	166	81	(9)	286
Current assets of discontinued operations	129	95	5	(121)	108

Total current assets	3,319	1,308	398	(3,047)	1,978

Property, Plant and Equipment, net	—	3,833	769	—	4,602

Other Assets:
Other intangibles, net	—	209	97	—	306
Notes receivable — affiliated companies	1,067	551	—	(1,618)	—
Equity investments of consolidated subsidiaries	1,991	277	18	(2,286)	—
Derivative assets	—	48	5	—	53
Other long-term assets	41	722	365	(611)	517
Long-term assets of discontinued operations	—	5	—	—	5

Total other assets	3,099	1,812	485	(4,515)	881

Total Assets	$6,418	$6,953	$1,652	$(7,562)	$7,461

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$405	$—	$—	$405
Accounts payable, principally trade	—	113	30	—	143
Accounts and notes payable — affiliated companies	—	2,364	550	(2,914)	—
Derivative liabilities	—	76	76	—	152
Other current liabilities	10	149	25	(12)	172
Current liabilities of discontinued operations	9	162	8	(121)	58

Total current liabilities	19	3,269	689	(3,047)	930

Other Liabilities:
Notes payable — affiliated companies	—	1,074	544	(1,618)	—
Derivative liabilities	—	—	61	—	61
Other long-term liabilities	572	237	63	(611)	261
Long-term liabilities of discontinued operations	3	11	—		14

Total other liabilities	575	1,322	668	(2,229)	336

Long-term Debt	1,579	371	—	—	1,950

Commitments and Contingencies
Temporary Equity Stock-based Compensation	7	—	—	—	7
Total Stockholders’ Equity	4,238	1,991	295	(2,286)	4,238

Total Liabilities and Equity	$6,418	$6,953	$1,652	$(7,562)	$7,461

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded as a result of differences in classifications at the subsidiary levels compared to the consolidated level.

Condensed Consolidating Statements of Cash Flows.

	Six Months Ended June 30, 2010
	RRI Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$(6)	$39	$(6)	$—	$27
Net cash provided by discontinued operations from operating activities	10	15	1	—	26

Net cash provided by (used in) operating activities	4	54	(5)	—	53

Cash Flows from Investing Activities:
Capital expenditures	—	(35)	(15)	—	(50)
Investments in, advances to and from and distributions from subsidiaries, net(2)	(404)	424	—	(20)	—
Proceeds from sales of assets, net	—	7	—	—	7
Proceeds from sales (purchases) of emission allowances	—	6	(6)	—	—
Restricted cash	—	(1)	1	5	5
Other, net	—	3	—	—	3

Net cash provided by (used in) continuing operations from investing activities	(404)	404	(20)	(15)	(35)
Net cash used in discontinued operations from investing activities	(1)	(1)	(5)	3	(4)

Net cash provided by (used in) investing activities	(405)	403	(25)	(12)	(39)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(400)	—	—	(400)
Changes in notes with affiliated companies, net(3)	—	(75)	55	20	—
Proceeds from issuances of stock	2	—	—	—	2

Net cash provided by (used in) continuing operations from financing activities	2	(475)	55	20	(398)
Net cash provided by discontinued operations from financing activities	—	3	—	(3)	—

Net cash provided by (used in) financing activities	2	(472)	55	17	(398)

Net Change in Cash and Cash Equivalents, Total Operations	(399)	(15)	25	5	(384)
Less: Net Change in Cash and Cash Equivalents, Discontinued Operations	—	(5)	1	—	(4)
Cash and Cash Equivalents at Beginning of Period, Continuing Operations	922	10	16	(5)	943

Cash and Cash Equivalents at End of Period, Continuing Operations	$523	$—	$40	$—	$563

	Six Months Ended June 30, 2009
	RRI Energy	Guarantors	Non-Guarantors	Adjustments(1)	Consolidated
	(in millions)
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations from operating activities	$(75)	$7	$(28)	$—	$(96)
Net cash provided by discontinued operations from operating activities	135	53	320	—	508

Net cash provided by operating activities	60	60	292	—	412

Cash Flows from Investing Activities:
Capital expenditures	—	(71)	(44)	—	(115)
Investments in, advances to and from and distributions from subsidiaries, net(2)	(64)	—	—	64	—
Proceeds from sales of assets, net	—	36	—	—	36
Proceeds from sales (purchases) of emission allowances	—	42	(28)	—	14
Other, net	—	1	—	—	1

Net cash provided by (used in) continuing operations from investing activities	(64)	8	(72)	64	(64)
Net cash provided by (used in) discontinued operations from investing activities	701	4	(418)	12	299

Net cash provided by (used in) investing activities	637	12	(490)	76	235

Cash Flows from Financing Activities:
Payments of long-term debt	(45)	—	—	—	(45)
Changes in notes with affiliated companies, net(3)	—	(8)	72	(64)	—
Proceeds from issuances of stock	2	—	—	—	2

Net cash provided by (used in) continuing operations from financing activities	(43)	(8)	72	(64)	(43)
Net cash used in discontinued operations from financing activities	(147)	(63)	(3)	(12)	(225)

Net cash provided by (used in) financing activities	(190)	(71)	69	(76)	(268)

Net Change in Cash and Cash Equivalents, Total Operations	507	1	(129)	—	379
Less: Net Change in Cash and Cash Equivalents, Discontinued Operations	—	—	(104)	—	(104)
Cash and Cash Equivalents at Beginning of Period, Continuing Operations	970	—	34	—	1,004

Cash and Cash Equivalents at End of Period, Continuing Operations	$1,477	$1	$9	$—	$1,487

(1)	These amounts relate to either (a) eliminations and adjustments recorded in the normal consolidation process or (b) reclassifications recorded as a result of differences in classifications at the subsidiary levels compared to the consolidated level.

(2)	Net investments in, advances to and from and distributions from subsidiaries are classified as investing activities.

(3)	Net changes in notes with affiliated companies are classified as financing activities for subsidiaries of RRI Energy and as investing activities for RRI Energy.

(17) Reportable Segments
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
Items Excluded from Open Gross Margin. We have two primary items that are excluded from our segment measure of open gross margin: (a) hedges and other items and (b) unrealized gains/losses on energy derivatives. Each of these items is included in our consolidated revenues or cost of sales and is described more fully below. We think that excluding these items from our segment profitability measure provides a more meaningful representation of our economic performance in the reporting period and is therefore useful to us and others in facilitating the analysis of our results of operations from one period to another. Hedges and other items and unrealized gains/losses on energy derivatives are also not a function of the operating performance of our generation assets, and excluding their impacts helps isolate the operating performance of our generation assets under prevailing market conditions.
Hedges and Other Items. We may enter selective hedges, including originated transactions, to (a) seek potential value greater than what is available in the spot or day-ahead markets, (b) address operational requirements or (c) seek a specific financial objective. Hedges and other items primarily relate to settlements of power and fuel hedges, long-term natural gas transportation contracts, storage contracts and long-term tolling contracts. They are primarily derived based on methodology consistent with the calculation of open energy gross margin in that a portion of this item represents the difference between the margins calculated using the day-ahead and real-time market power sales prices received by the plants less market-based delivered fuel costs and the actual amounts paid or received during the period. See note 5.
Unrealized Gains/Losses on Energy Derivatives. We use derivative instruments to manage operational or market constraints and to increase the return on our generation assets. We record in our consolidated statement of operations non-cash gains/losses based on current changes in forward commodity prices for derivative instruments receiving mark-to-market accounting treatment which will settle in future periods. We refer to these gains and losses prior to settlement, as well as ineffectiveness on cash flow hedges, as “unrealized gains/losses on energy derivatives.” In some cases, the underlying transactions being economically hedged receive accrual accounting treatment, resulting in a mismatch of accounting treatments. Since the application of mark-to-market accounting has the effect of pulling forward into current periods non-cash gains/losses relating to and reversing in future delivery periods, analysis of results of operations from one period to another can be difficult. See note 5.

Financial data for our segments and consolidated are as follows:

										Adjustments
	East		East						Discontinued	and
	Coal		Gas		West		Other		Operations	Eliminations		Consolidated
	(in millions)

Three months ended June 30, 2010
Revenues from external customers(1)	$244		$119		$74		$14			$(51	)(2)	$400	(3)

Open energy gross margin	$68		$10		$—		$—					$78
Other margin	50		52		18		8					128

Open gross margin(4)	$118		$62		$18		$8					$206	(5)

Gains on sales of assets and emission and exchange allowances, net	$—		$—		$1		$—			$—		$1
Three months ended June 30, 2009
Revenues from external customers(1)	$196		$110		$69		$28			$(13	)(2)	$390	(6)

Open energy gross margin	$43		$5		$8		$—					$56
Other margin	41		44		17		14					116

Open gross margin(4)	$84		$49		$25		$14					$172	(7)

Gains on sales of assets and emission and exchange allowances, net	$—		$—		$1		$—			$1		$2
Six months ended June 30, 2010 (unless otherwise indicated)
Revenues from external customers(1)	$531		$265		$125		$29			$55	(2)	$1,005	(8)

Open energy gross margin	$156		$10		$—		$—					$166
Other margin	99		101		30		14					244

Open gross margin(4)	$255		$111		$30		$14					$410	(9)

Long-lived assets impairments	$248	(10)	$—		$—		$—			$—		$248
Gains on sales of assets and emission and exchange allowances, net	$—		$—		$1		$—			$—		$1
Total assets as of June 30, 2010	$3,123	(11)	$1,283	(11)	$169	(11)	$609	(11)	$60	$1,272	(12)	$6,516
Six months ended June 30, 2009 (unless otherwise indicated)
Revenues from external customers(1)	$468		$255		$113		$47			$(27	)(2)	$856	(13)

Open energy gross margin	$135		$6		$9		$—					$150
Other margin	75		82		28		27					212

Open gross margin(4)	$210		$88		$37		$27					$362	(14)

Gains on sales of assets and emission and exchange allowances, net	$—		$—		$3		$—			$17	(15)	$20
Total assets as of December 31, 2009	$3,446	(11)	$1,316	(11)	$175	(11)	$623	(11)	$113	$1,788	(12)	$7,461

(1)	All revenues are in the United States.

(2)	Primarily relates to unrealized gains/losses on energy derivatives, hedges and other items and other revenues not specifically identified to a particular plant or reportable segment.

(3)	Includes $285 million in revenues from one counterparty, which represented 71% of our consolidated revenues. This counterparty is included in our East Coal and East Gas segments. Additionally, includes $41 million in revenues from a second counterparty, which represented 10% of our consolidated revenues. This counterparty is included in our East Coal and East Gas segments. As of June 30, 2010, $66 million and $26 million was outstanding from these counterparties, respectively, and collected in July 2010.

(4)	Represents our segment profitability measure.

(5)	Excludes $(5) million and $(66) million of hedges and other items and unrealized losses on energy derivatives, respectively, that are included in our consolidated revenues or cost of sales.

(6)	Includes $234 million in revenues from one counterparty, which represented 60% of our consolidated revenues. This counterparty is included in our East Coal and East Gas segments. Additionally, includes $44 million in revenues from a second counterparty, which represented 11% of our consolidated revenues. This counterparty is included in all of our segments.

(7)	Excludes $(70) million and $7 million of hedges and other items and unrealized gains on energy derivatives, respectively, that are included in our consolidated revenues or cost of sales.

(8)	Includes $560 million in revenues from one counterparty, which represented 56% of our consolidated revenues. This counterparty is included in our East Coal and East Gas segments.

(9)	Excludes $2 million and $61 million of hedges and other items and unrealized gains on energy derivatives, respectively, that are included in our consolidated revenues or cost of sales.

(10)	Includes $193 million and $55 million related to the Elrama and Niles plants, respectively.

(11)	Primarily relates to property, plant and equipment, inventory and emission allowances. East Coal segment also includes the prepaid REMA leases of $327 million and $336 million as of June 30, 2010 and December 31, 2009, respectively. Other segment also includes our equity method investment in Sabine Cogen, LP of $18 million and $19 million as of June 30, 2010 and December 31, 2009, respectively.

(12)	Represents assets not assigned to a segment. Includes primarily cash and cash equivalents, accounts and notes receivable, derivative assets, margin deposits, certain property, plant and equipment related to corporate assets and other assets.

(13)	Includes $531 million in revenues from one counterparty, which represented 62% of our consolidated revenues. This counterparty is included in our East Coal and East Gas segments. Additionally, includes $99 million in revenues from a second counterparty, which represented 12% of our consolidated revenues. This counterparty is included in all of our segments.

(14)	Excludes $(74) million and $(37) million of hedges and other items and unrealized losses on energy derivatives, respectively, that are included in our consolidated revenues or cost of sales.

(15)	Primarily relates to gains on sales of CO2 exchange allowances and SO2 emission allowances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
	(in millions)

Open gross margin for all segments	$206	$172		$410	$362
Hedges and other items	(5)	(70)		2	(74)
Unrealized gains (losses) on energy derivatives	(66)	7		61	(37)
Operation and maintenance	(184)	(157)		(344)	(314)
General and administrative	(35)	(28)		(56)	(57)
Western states litigation and similar settlements	—	—		(17)	—
Gains on sales of assets and emission and exchange allowances, net	1	2		1	20
Long-lived assets impairments	—	—		(248)	—
Depreciation and amortization	(69)	(67)		(131)	(135)

Operating loss	(152)	(141)		(322)	(235)
Debt extinguishments gains	—	1		—	1
Interest expense	(37)	(45)		(83)	(92)
Interest income	—	1		—	1
Other, net	1 (1)	(1	) (1)	3 (1)	— (1)

Loss from continuing operations before income taxes	$(188)	$(185)		$(402)	$(325)

(1)	Includes $1 million and $(1) million during the three months ended June 30, 2010 and 2009, respectively, and $3 million and $0 during the six months ended June 30, 2010 and 2009, respectively, which relates to our equity method investment in Sabine Cogen, LP, which is included in our Other segment.

(18) Discontinued Operations
(a) Retail Energy Segment.
General. In May 2009, we sold our Texas retail business for $363 million in cash, including the value of the net working capital. In December 2009, we sold our Illinois commercial, industrial and governmental/institutional (C&I) contracts and, in December 2008, we sold our C&I contracts in the PJM and New York areas. We will have discontinued operations activity related to these sales through various dates ending in 2013.
Use of Proceeds and Assumptions Related to Debt, Deferred Financing Costs and Interest Expense on Discontinued Operations. As required by our debt agreements, offers to purchase secured notes and PEDFA bonds at par were made with a portion of the net proceeds. We purchased $261 million of the outstanding debt ($169 million of the secured notes and $92 million of the PEDFA bonds) in 2009. These amounts and activity were classified in discontinued operations. We also classified as discontinued operations the related deferred financing costs and interest expense on this debt. We allocated $4 million and $8 million of related interest expense during the three and six months ended June 30, 2009, respectively, to discontinued operations.
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
(c) All Discontinued Operations.
The following summarizes certain financial information of the businesses reported as discontinued operations:

	Retail Energy		New York	European
	Segment		Plants	Energy	Total
	(in millions)

Three Months Ended June 30, 2010
Revenues	$—		$—	$—	$—
Income before income tax expense/benefit	6	(1)	—	—	6

Three Months Ended June 30, 2009
Revenues	$499		$—	$—	$499
Income before income tax expense/benefit	1,314	(2)(3)	—	9	1,323

Six Months Ended June 30, 2010
Revenues	$1		$—	$—	$1
Income before income tax expense/benefit	10	(4)	—	—	10

Six Months Ended June 30, 2009
Revenues	$2,014		$2	$—	$2,016
Income before income tax expense/benefit	1,257	(3)(5)	3	9	1,269

(1)	Includes $2 million of unrealized gains on energy derivatives.

(2)	Includes $35 million of unrealized gains on energy derivatives.

(3)	Includes $1.2 billion gain on sale (of which $1.1 billion relates to derivatives).

(4)	Includes $5 million of unrealized gains on energy derivatives.

(5)	Includes $189 million of unrealized losses on energy derivatives.

The following summarizes the assets and liabilities related to our discontinued operations:

	June 30,	December 31,
	2010	2009
	(in millions)
Current Assets:
Cash and cash equivalents	$—	$4
Accounts receivable, net	8	6
Derivative assets	25	41
Margin deposits	23	56
Accumulated deferred income taxes, net of federal valuation allowance of $1 million and $1 million	—	—
Other current assets	—	1

Total current assets	56	108
Other Assets:
Derivative assets	4	5

Total long-term assets	4	5

Total Assets	$60	$113

Current Liabilities:
Accounts payable, principally trade	$2	$2
Derivative liabilities	20	35
Other current liabilities	2	21

Total current liabilities	24	58
Other Liabilities:
Derivative liabilities	3	5
Other liabilities	11	9

Total long-term liabilities	14	14

Total Liabilities	$38	$72

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Form 10-K. This includes non-GAAP financial measures, which are not standardized; therefore it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures, which are discussed further in “— Consolidated Results of Operations” and “— Liquidity and Capital Resources,” reflect an additional way of viewing aspects of our operations and financial position that, when viewed with our GAAP results, may provide a more complete understanding of factors and trends affecting our business. Investors should review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
Business Overview
Strategy. We provide energy, capacity, ancillary and other energy services to wholesale customers in competitive power generation markets in the United States. Our objective is to be the best performing, best positioned generator in competitive electricity markets.
The power generation industry is deeply cyclical and capital intensive. Given the nature of the industry, we think scale and diversity are important long term. Given these beliefs, our strategy is to:
•	Maintain a capital structure that positions us to manage through the cycles
•	Focus on operational excellence
•	Employ a flexible plant-specific operating model through the cycle
•	Utilize a disciplined capital investment approach
•	Create value from industry consolidation
The current market environment is challenging given the pace of economic and power demand recovery, possible legislative and regulatory environmental matters and the uncertainty in the financial markets. Additionally, current commodity prices and spreads are depressed relative to historical levels. While we think these conditions will improve, the timing is uncertain. Our primary focus is on managing the risks of operating in this current environment.
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
We are regularly assessing the impact on our business of a wide variety of economic and commodity price scenarios, and think we have the ability to operate through an extended downturn.
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
Effectiveness and Efficiency Measures. Consistent with our flexible plant-specific operating model, our objective is to operate each plant to capture the maximum value at the lowest economical cost over time. This year we began using total margin capture factor to measure our effectiveness of achieving this objective. Total margin capture factor is calculated by dividing open gross margin generated by the plants by the total available open gross margin assuming 100% availability. Likewise, we began measuring our efficiency of capturing margin utilizing total controllable costs per MWh generated and total controllable costs per MW of generation capacity. These costs metrics include operation and maintenance expense (excluding the REMA lease expense and severance expense) and general and administrative expense (excluding severance expense and merger-related costs) as well as maintenance capital expenditures. See these measures below under “— Consolidated Results of Operations.”

Recent Events
In this section, we present recent and potential events that have impacted or could in the future impact our results of operations, financial condition or liquidity. In addition to the events described below, a number of other factors could affect our future results of operations, financial condition or liquidity, including changes in natural gas prices, plant availability, weather and other factors. See “Risk Factors” in Item 1A of this report and our Form 10-K.
Proposed Merger with Mirant. On April 11, 2010, we entered into a definitive merger agreement in which the companies would combine in a stock-for-stock transaction. We have formed a new wholly-owned subsidiary that will merge with and into Mirant upon closing. As a result, Mirant will be a wholly-owned subsidiary of RRI Energy.
Upon closing the merger, each issued and outstanding share of Mirant common stock will convert into the right to receive 2.835 shares of our common stock. Mirant stock options and other equity awards will convert upon completion of the merger into vested stock options and equity awards with respect to our common stock, after giving effect to the exchange ratio. The exchange ratio is fixed but subject to adjustment for a proposed reverse stock split.
Completion of the merger is contingent upon, among other things, (a) approvals by stockholders of both companies, (b) effectiveness of a registration statement on Form S-4 and approval of the New York Stock Exchange listing for the RRI Energy common stock to be issued in the merger, (c) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (d) required regulatory approvals from the FERC and the New York Public Service Commission (NYPSC) and (e) mutually acceptable debt financing in an amount sufficient to fund the refinancing transactions contemplated by the merger agreement.
On May 28, 2010, we filed with the Securities and Exchange Commission a registration statement on Form S-4, as amended on July 6, 2010, which includes a preliminary joint proxy statement/prospectus relating to the proposed merger. After the registration statement has been declared effective by the Securities and Exchange Commission, we and Mirant expect to send the joint proxy statement/prospectus contained in the registration statement to our respective stockholders and each hold a special stockholder meeting to approve the proposals related to the merger.
On May 14, 2010, we and Mirant filed a joint application with the FERC under Section 203 of the Federal Power Act and Part 33 of the regulations of the FERC. On June 14, 2010, we and Mirant filed notification of the proposed transaction with the Federal Trade Commission and the Department of Justice (DOJ) under the Hart-Scott-Rodino Act. On July 15, 2010, we received a request for additional information from the DOJ. The additional information requested is to assist the DOJ on their review of the merger. On July 20, 2010, the NYPSC issued an order declaring that it will not further review the merger.
We and Mirant are in the process of arranging mutually acceptable debt financing as contemplated under the merger agreement. We, together with Mirant, have entered into agreements pursuant to which financial institutions have committed to provide a $750 million to $1.0 billion five-year revolving credit facility, subject to customary conditions to closing, including:
•	the consummation of the merger;
•	the receipt of at least $1.9 billion in gross cash proceeds from the issuance of senior unsecured notes and term loan borrowings; and
•	the closing of the credit facility on or before December 31, 2010.
The revolving credit facility and term loan facility, and the subsidiary guarantees thereof, will be senior secured obligations of RRI Energy (proposed to be renamed GenOn Energy, Inc. in connection with the merger) and certain of its subsidiaries; provided, however, that Mirant Americas Generation and its subsidiaries (other than Mirant Mid-Atlantic and Mirant Energy Trading and their subsidiaries) will guarantee the revolving credit facility and term loan only to the extent permitted under the indenture for the senior notes of Mirant Americas Generation. The participating financial institutions, or affiliates thereof, have also agreed:
•	to use commercially reasonable efforts to arrange a syndication of a $500 million term loan; and
•	to act as underwriters or placement agents in connection with the proposed offering of senior unsecured notes.
We anticipate closing the proposed note offering into escrow. Upon consummation of the merger and satisfaction of the other escrow conditions, such notes will be senior unsecured obligations of RRI Energy (GenOn Energy, Inc.).
We anticipate completing the merger before the end of 2010. Except for specific references to the pending merger, the disclosures contained in this report on Form 10-Q relate solely to RRI Energy. Information concerning the proposed merger is included in the joint proxy statement/prospectus contained in the registration statement on Form S-4, as amended and filed with the Securities and Exchange Commission in connection with the merger.

Impairments of Long-Lived Assets. In March 2010, we evaluated our plants including the related intangible assets for potential impairments. We determined that two plants’ (Elrama and Niles) undiscounted cash flows did not exceed the carrying value of the net property, plant and equipment. Thus, we estimated each plant’s fair value and determined we incurred pre-tax impairment charges of $248 million. See note 4 to our consolidated financial statements in our Form 10-K, note 7 to our interim financial statements and “New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates — Critical Accounting Estimates.”
Environmental Matters. In June 2010, the EPA finalized the revised primary national ambient air quality standard for SO2. The EPA expects to determine nonattainment areas using the revised standard by mid-2012, with attainment required five years thereafter. It is possible that additional SO2 emission control measures may be necessary if our plants are in or near nonattainment areas. In addition, in July 2010, the EPA proposed the Transport Rule to replace the Clean Air Interstate Rule (“CAIR”) and plans to finalize this rule in 2011. Each of the Transport Rule’s three alternative proposals, if finalized, would impose more stringent NOx and SO2 emission reductions than were required under CAIR, in particular starting in 2014. The EPA’s preferred alternative includes a cap and trade approach and includes incentives to retire older, uncontrolled coal plants. In June 2010, the EPA finalized the Greenhouse Gas Tailoring rule. As a result, we could be subject to new source review permitting requirements (determined on a case by case basis) for greenhouse gas emissions beginning in 2011 with respect to investments, if any, to modify our plants.
The effect of more stringent environmental rules, including those described above, if implemented, is that many older coal plants without emission controls, including some of ours, will likely be retired. Combined with compressed spreads between gas and coal prices, we believe the amount of retirements would increase. We also expect to see an increase in investments on emissions controls, potentially including some of our fleet.
However, any such retirements could contribute to improving supply and demand fundamentals for the remaining fleet and higher capacity and energy prices. Any resulting increased demand for gas could increase the spread between gas and coal prices, which would also benefit the remaining coal fleet.
The impact on our business of these regulations and pending regulations and whether we make any potential investments remains uncertain. As environmental regulations evolve, we will continue to assess the recoverability of our long-lived assets (property, plant and equipment and intangible assets). See “Business — Environmental Matters” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Pending Environmental Matters” in Item 7 of our Form 10-K.
Financial Reform Legislation. President Obama signed into law financial reform legislation that will impose new regulations on over-the-counter derivatives, which includes requirements for clearing swaps through a derivatives clearing organization. The majority of our existing hedges have been cleared through a derivatives clearing organization. Many requirements of the legislation will be clarified in regulations yet to be issued.
RPM Auctions. In 2010, we have captured approximately $450 million in additional minimum sales commitments for future periods. These commitments were obtained in the PJM Market’s reliability pricing model (RPM) auctions of which approximately $400 million represent future capacity revenues for 2013 and 2014.

Consolidated Results of Operations
Non-GAAP Performance Measures. In analyzing and planning for our business, we supplement our use of GAAP financial measures with some non-GAAP financial measures. We present open gross margin, our segment profitability measure, open energy gross margin and other margin on a consolidated basis. We also present earnings (loss) before interest, taxes, depreciation and amortization (EBITDA), adjusted EBITDA and Open EBITDA, which we consider performance measures rather than liquidity measures. We think the measures of total controllable costs per MWh generated and total controllable costs per MW of generation capacity provide meaningful measures of our efficiency, which, beginning in 2010, we use to communicate with others about earnings outlook and results. We have metrics on both a per-MWh and a per-MW capacity basis because we have plants that primarily earned capacity revenues and others that also produce material amounts of energy revenue. We use these non-GAAP financial measures in communications with investors, analysts, rating agencies, banks and other parties. We think these non-GAAP financial measures provide meaningful representations of our consolidated operating performance and are useful to us and others in facilitating the analysis of our results of operations from one period to another. In addition, many analysts and investors use EBITDA to evaluate financial performance. The adjustments to arrive at these non-GAAP financial measures are described below. Management thinks (a) these adjusted items are not representative of our ongoing business operations, (b) excluding them provides a more meaningful representation of our results of operations and (c) it is useful to us and others to make these adjustments to facilitate the analysis of our results of operations from one period to another.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Our loss from continuing operations before income taxes for the three months ended June 30, 2010 was $188 million compared to $185 million in the same period in 2009. Hedges and other items increased by $65 million primarily as a result of improved coal hedge results in our East Coal segment. In addition, open gross margin increased by $34 million primarily as a result of higher unit margins (higher power prices) and RPM capacity payments in our East Coal segment. These increases were offset by (a) a $73 million net change in unrealized gains/losses on energy derivatives and (b) a $28 million increase in operation and maintenance expense, excluding severance, primarily as a result of planned outages in our East Coal segment.

	Three Months Ended June 30,
	2010	2009	Change
	(in millions)

East coal open gross margin(1)	$118	$84	$34
East gas open gross margin(1)	62	49	13
West open gross margin(1)	18	25	(7)
Other open gross margin(1)	8	14	(6)

Total(2)	206	172	34
Operation and maintenance, excluding severance(3)(4)	(182)	(154)	(28)
General and administrative, excluding severance and merger-related costs(4)(5)	(21)	(27)	6
Other, net	1	(1)	2

Open EBITDA(2)	4	(10)	14

Hedges and other items(6)(7)	(5)	(70)	65
Gains on sales of assets and emission and exchange allowances, net(8)	1	2	(1)

Adjusted EBITDA(2)	—	(78)	78

Unrealized gains (losses) on energy derivatives(7)(9)	(66)	7	(73)
Severance(10)	(2)	(4)	2
Merger-related costs(11)	(14)	—	(14)
Debt extinguishments gains(12)	—	1	(1)

EBITDA(2)	(82)	(74)	(8)

Depreciation and amortization	(69)	(67)	(2)
Interest expense, net	(37)	(44)	7

Loss from continuing operations before income taxes	(188)	(185)	(3)
Income tax benefit	11	82	(71)

Loss from continuing operations	(177)	(103)	(74)
Income from discontinued operations	5	906	(901)

Net income (loss)	$(172)	$803	$(975)

(1)	Represents our segment profitability measure.

(2)	The most directly comparable GAAP financial measure is income (loss) from continuing operations before income taxes.

(3)	The most directly comparable GAAP financial measure is operation and maintenance expense.

(4)	We exclude severance charges incurred in connection with (a) repositioning the company in connection with the sale of our retail business and (b) implementing our plant-specific operating model. We also exclude merger-related costs, including financial advisory fees, legal costs, stock-based compensation expense related to the modification of our stock options and other merger-related expenses. We think this adjusted measure helps to provide a meaningful representation of our ongoing operating performance, which we use to communicate with others about earnings outlook and results.

(5)	The most directly comparable GAAP financial measure is general and administrative expense.

(6)	Described below under “Hedges and Other Items.”

(7)	Hedges and other items and unrealized gains/losses on energy derivatives are not a function of the operating performance of our generation assets, and excluding their impacts helps isolate the operating performance of our generation assets under prevailing market conditions.

(8)	We periodically sell emission and exchange allowances inventory in excess of our forward power sales commitments if the price is above our view of their value. We think that excluding the gains from such sales, as well as gains and losses on asset sales, is useful because these gains/losses are not directly tied to the operating performance of our generation assets, and excluding them helps to isolate the operating performance of our generation assets under prevailing market conditions.

(9)	Described below under “Unrealized Gains (Losses) on Energy Derivatives.”

(10)	Includes severance classified in operation and maintenance and general and administrative expenses.

(11)	Includes merger-related costs classified in general and administrative expense.

(12)	We exclude charges incurred in connection with refinance or purchase of debt, including the accelerated amortization of deferred financing costs, because these charges result from our efforts to increase our financial flexibility and are not a function of our operating performance.

	Three Months Ended June 30,
	2010	2009	Change
Diluted Earnings (Loss) per Share
Loss from continuing operations	$(0.50)	$(0.30)	$(0.20)
Income from discontinued operations	0.01	2.59	(2.58)

Net income (loss)	$(0.49)	$2.29	$(2.78)

Operational and Financial Data.

			Open Energy Unit Margin
	Generation (GWh) (1)		($/MWh) (2)		Total Margin Capture Factor (3)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Segment	2010	2009	2010	2009	2010	2009

East Coal	4,704.9	4,682.3	$14.45	$9.18	78.3%	81.1%
East Gas	694.4	477.8	14.40	10.46	91.2	92.1
West	5.3	97.0	—	82.47	92.1	90.0
Other	37.5	62.3	—	—	NM (4)	NM (4)

Total	5,442.1	5,319.4	$14.33	$10.53	83.6%	86.7%

(1)	Excludes generation related to power purchase agreements.

(2)	Represents open energy gross margin divided by generation. See “Open Gross Margin” below.

(3)	Total margin capture factor is calculated by dividing open gross margin generated by the plants by the total available open gross margin, assuming 100% availability. See “Open Gross Margin” below.

(4)	NM is not meaningful.
Revenues.

	Three Months Ended June 30,
	2010	2009	Change
	(in millions)

Revenues	$457	$412	$45	(1)
Unrealized gains (losses) on energy derivatives	(57)	(22)	(35	)(2)

Total revenues	$400	$390	$10

(1)	Increase primarily as a result of (a) higher power and natural gas sales prices and (b) higher RPM capacity payments. These increases were partially offset by lower natural gas sales volumes.

(2)	See footnote 1 under “Unrealized Gains (Losses) on Energy Derivatives.”
Cost of Sales.

	Three Months Ended June 30,
	2010	2009	Change
	(in millions)

Cost of sales	$256	$310	$(54	)(1)
Unrealized (gains) losses on energy derivatives	9	(29)	38	(2)

Total cost of sales	$265	$281	$(16)

(1)	Decrease primarily as a result of (a) lower prices paid for coal, (b) lower natural gas volumes purchased and (c) additional costs in 2009 to reduce fixed price coal commitments for future periods. These decreases were partially offset by higher prices paid for natural gas.

(2)	See footnote 1 under “Unrealized Gains (Losses) on Energy Derivatives.”

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

	Three Months Ended June 30,
	2010	2009	Change
	(in millions)
East Coal
Open energy gross margin	$68	$43	$25 (1)
Other margin	50	41	9

Open gross margin	$118	$84	$34

East Gas
Open energy gross margin	$10	$5	$5
Other margin	52	44	8

Open gross margin	$62	$49	$13

West
Open energy gross margin	$—	$8	$(8)
Other margin	18	17	1

Open gross margin	$18	$25	$(7)

Other
Open energy gross margin	$—	$—	$—
Other margin	8	14	(6)

Open gross margin	$8	$14	$(6)

Total
Open energy gross margin(2)	$78	$56	$22
Other margin(2)	128	116	12

Open gross margin(2)	$206	$172	$34

(1)	Increase primarily as a result of higher unit margins (higher power prices).

(2)	The most directly comparable GAAP financial measure is income (loss) from continuing operations before income taxes. See “Non-GAAP Performance Measures.”
Included in revenues or cost of sales are two items (a) hedges and other items and (b) unrealized gains/losses on energy derivatives that are not included in open gross margin. See notes 4, 5 and 17 to our interim financial statements for further discussion. The analyses of these items are included below.

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

	Three Months Ended June 30,
	2010	2009	Change
	(in millions)

Power	$7	$18	$(11)
Fuel	(7)	(82)	75	(1)
Tolling/other	(5)	(6)	1

Hedges and other items income (loss)	$(5)	$(70)	$65

(1)	Increase primarily as a result of (a) $41 million driven by improved results of fuel hedges in 2010 as compared to 2009 and additional costs incurred in 2009 to reduce fixed price coal commitments for future periods in our East Coal segment and (b) $34 million reduction in lower market valuation adjustments to fuel inventory in our East Coal segment.
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

	Three Months Ended June 30,
	2010	2009	Change
	(in millions)

Revenues — unrealized	$(57)	$(22)	$(35)
Cost of sales — unrealized	(9)	29	(38)

Net unrealized gains (losses) on energy derivatives	$(66)	$7	$(73	)(1)

(1)	Net change primarily as a result of $45 million in losses driven by the reversal of previously recognized unrealized gains on energy derivatives which settled during the period and $28 million in losses from changes in prices on our energy derivatives marked to market.
Operation and Maintenance.

	Three Months Ended June 30,
	2010	2009	Change
	(in millions)

Plant operation and maintenance	$145	$111	$34 (1)
REMA leases	15	15	—
Taxes other than income and insurance	9	11	(2)
Information Technology, Risk and other salaries and benefits	9	10	(1)
Commercial Operations	4	4	—
Severance	2	3	(1)
Other, net	—	3	(3)

Operation and maintenance	$184	$157	$27

(1)	Increase primarily as a result of a $39 million increase in planned outages and projects spending primarily in our East Coal segment.

General and Administrative.

	Three Months Ended June 30,
	2010	2009	Change
	(in millions)

Salaries and benefits	$14	$15	$(1)
Merger-related costs	14	—	14
Professional fees, contract services and information systems maintenance	4	6	(2)
Rent and utilities	3	3	—
Other, net	—	4	(4)

General and administrative	$35	$28	$7

Efficiency Measures — Total Controllable Costs.

	Three Months Ended June 30,
	2010	2009	Change
	(dollars in millions, except per MWh and per MW data)

Operation and maintenance, excluding severance(1)	$182	$154	$28
REMA lease expense	(15)	(15)	—
General and administrative, excluding severance and merger-related costs(1)	21	27	(6)
Maintenance capital expenditures	14	16	(2)

Total Controllable Costs	$202	$182	$20

TWh generation	5.4	5.3	0.1

Total Controllable Costs/MWh	$37	$34	$3

MW capacity (2)	14,581	14,563	18

Total Controllable Costs ($ thousands)/MW capacity	$13.9	$12.5	$1.4

(1)	Excludes severance charges incurred in connection with (a) repositioning the company in connection with the sale of our retail business and (b) implementing our plant-specific operating model. We also exclude merger-related costs classified in general and administrative.

(2)	MW capacity changed from June 30, 2009 to June 30, 2010 as a result of MW re-ratings that occurred during the fourth quarter of 2009.
Total Controllable Costs Reconciliation. There is no single directly comparable GAAP financial measure that reflects controllable costs; however, these costs metrics are calculated by aggregating operation and maintenance expense, general and administrative expense as well as capital expenditures. We exclude from operation and maintenance expense and general and administrative expense severance charges incurred in connection with (a) repositioning the company in connection with the sale of our retail business and (b) implementing our plant-specific operating model. We exclude from general and administrative expense merger-related costs, including financial advisory fees, legal costs, stock-based compensation expense related to the modification of our stock options and other merger-related expenses. We also exclude (a) the REMA lease expense because of its financing nature and (b) capital expenditures other than maintenance because maintenance capital expenditures are more routine and closely related to current year operations.

	Three Months Ended June 30,
	2010	2009	Change
	(dollars in millions, except per MWh and per MW data)

Operation and maintenance (O&M)	$184	$157	$27
General and administrative (G&A)	35	28	7
Capital expenditures	32	60	(28)

Total operation and maintenance, general and administrative and capital expenditures	$251	$245	$6

Total Controllable Costs	$202	$182	$20
REMA lease expense in operation and maintenance	15	15	—
Severance included in operation and maintenance	2	3	(1)
Severance included in general and administrative	—	1	(1)
Merger-related costs included in general and administrative	14	—	14
Environmental capital expenditures	12	37	(25)
Capitalized interest	6	7	(1)

Total operation and maintenance, general and administrative and capital expenditures	$251	$245	$6

TWh generation	5.4	5.3	0.1

Total O&M, G&A and capital expenditure/MWh	$46	$46	$—

MW capacity (1)	14,581	14,563	18

Total O&M, G&A and capital expenditures ($ thousands)/MW capacity	$17.2	$16.8	$0.4

(1)	MW capacity changed from June 30, 2009 to June 30, 2010 as a result of MW re-ratings that occurred during the fourth quarter of 2009.
Gains on Sales of Assets and Emission and Exchange Allowances, Net. This amount did not change significantly.
Depreciation and Amortization.

	Three Months Ended June 30,
	2010	2009	Change
	(in millions)

Depreciation on plants	$58	$56	$2 (1)
Other, net — depreciation	3	4	(1)

Depreciation	61	60	1

Amortization of emission allowances	8	6	2
Other, net — amortization	—	1	(1)

Amortization	8	7	1

Depreciation and amortization	$69	$67	$2

(1)	Increase primarily as a result of $8 million in early retirements of plant components at our Cheswick plant. This increase was partially offset by reduced depreciation expense of $7 million as a result of our December 31, 2009 and March 31, 2010 long-lived assets impairments (see note 7 to our interim financial statements).
Debt Extinguishments Gains. This represents gains on extinguishments of our senior secured notes.

Interest Expense.

	Three Months Ended June 30,
	2010		2009		Change
	(in millions)

Fixed-rate debt	$40		$52		$(12	)(1)
Deferred financing costs	1		1		—
Amortization of fair value adjustment of acquired debt	(1)		(3)		2
Capitalized interest	(6	)(2)	(7	)(3)	1
Other, net	3		2		1

Interest expense	$37		$45		$(8)

(1)	Decrease as a result of a reduction in fixed-rate debt primarily due to $400 million in payments of the Orion Power Holdings, Inc. senior notes in May 2010.

(2)	Relates primarily to environmental capital expenditures for SO2 emission reductions at our Cheswick plant.

(3)	Relates primarily to environmental capital expenditures for SO2 emission reductions at our Cheswick and Keystone plants.
Other, Net. This amount did not change significantly.
Income Tax Expense (Benefit). See note 11 to our interim financial statements. A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	Three Months Ended June 30,
	2010		2009

Federal statutory rate	(35)%		(35)%
Additions (reductions) resulting from:
Federal valuation allowance	26	(1)	(8	)(2)
State income taxes, net of federal income taxes	(1	)(3)	(1	)(4)
Other	4		—

Effective rate	(6)%		(44)%

(1)	Of this percentage, $47 million (26%) relates to additional valuation allowance.

(2)	Of this percentage, $(16) million (8%) relates to a reduction in valuation allowance.

(3)	Of this percentage, $6 million (3%) relates to additional valuation allowance.

(4)	Of this percentage, $9 million (5%) relates to additional valuation allowance.
Income from Discontinued Operations. See note 18 to our interim financial statements.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Our loss from continuing operations before income taxes for the six months ended June 30, 2010 compared to the same period in 2009 increased by $77 million primarily due to (a) $248 million long-lived assets impairments recorded in 2010, (b) $32 million increase in operation and maintenance expense, excluding severance, primarily as a result of planned outages in our East Coal and West segments and (c) an estimated $17 million charge for Western states litigation and similar settlements recorded in 2010. These items were partially offset by (a) $98 million net change in unrealized gains/losses on energy derivatives, (b) $76 million increase in hedges and other items primarily as a result of improved coal hedge results in our East Coal segment and (c) $48 million increase in open gross margin primarily as a result of RPM capacity payments in our East Coal and East Gas segments and higher power prices driving improved generation partially offset by higher planned outages in our East Coal segment.

	Six Months Ended June 30,
	2010	2009	Change
	(in millions)

East coal open gross margin(1)	$255	$210	$45
East gas open gross margin(1)	111	88	23
West open gross margin(1)	30	37	(7)
Other open gross margin(1)	14	27	(13)

Total(2)	410	362	48
Operation and maintenance, excluding severance(3)(4)	(342)	(310)	(32)
General and administrative, excluding severance and merger-related costs(4)(5)	(42)	(56)	14
Other, net	3	—	3

Open EBITDA(2)	29	(4)	33

Hedges and other items(6)(7)	2	(74)	76
Gains on sales of assets and emission and exchange allowances, net(8)	1	20	(19)

Adjusted EBITDA(2)	32	(58)	90

Unrealized gains (losses) on energy derivatives(7)(9)	61	(37)	98
Western states litigation and similar settlements(10)	(17)	—	(17)
Severance(11)	(2)	(5)	3
Merger-related costs(12)	(14)	—	(14)
Long-lived assets impairments(13)	(248)	—	(248)
Debt extinguishments gains(14)	—	1	(1)

EBITDA(2)	(188)	(99)	(89)

Depreciation and amortization	(131)	(135)	4
Interest expense, net	(83)	(91)	8

Loss from continuing operations before income taxes	(402)	(325)	(77)
Income tax (expense) benefit	(51)	116	(167)

Loss from continuing operations	(453)	(209)	(244)
Income from discontinued operations	4	861	(857)

Net income (loss)	$(449)	$652	$(1,101)

(1)	Represents our segment profitability measure.

(2)	The most directly comparable GAAP financial measure is income (loss) from continuing operations before income taxes.

(3)	The most directly comparable GAAP financial measure is operation and maintenance expense.

(4)	We exclude severance charges incurred in connection with (a) repositioning the company in connection with the sale of our retail business and (b) implementing our plant-specific operating model. We also exclude merger-related costs, including financial advisory fees, legal costs, stock-based compensation expense related to the modification of our stock options and other merger-related expenses. We think this adjusted measure helps to provide a meaningful representation of our ongoing operating performance, which we use to communicate with others about earnings outlook and results.

(5)	The most directly comparable GAAP financial measure is general and administrative expense.

(6)	Described below under “Hedges and Other Items.”

(7)	Hedges and other items and unrealized gains/losses on energy derivatives are not a function of the operating performance of our generation assets, and excluding their impacts helps isolate the operating performance of our generation assets under prevailing market conditions.

(8)	We periodically sell emission and exchange allowances inventory in excess of our forward power sales commitments if the price is above our view of their value. We think that excluding the gains from such sales, as well as gains and losses on asset sales, is useful because these gains/losses are not directly tied to the operating performance of our generation assets, and excluding them helps to isolate the operating performance of our generation assets under prevailing market conditions.

(9)	Described below under “Unrealized Gains (Losses) on Energy Derivatives.”

(10)	We exclude charges related to settlement of actions in our legacy Western states and similar matters. See note 12 to our interim financial statements.

(11)	Includes severance classified in operation and maintenance and general and administrative expenses.

(12)	Includes merger-related costs classified in general and administrative expense.

(13)	Impairment charges are related to our Elrama and Niles long-lived assets totaling $248 million. See note 7 to our interim financial statements.

(14)	We exclude charges incurred in connection with refinance or purchase of debt, including the accelerated amortization of deferred financing costs, because these charges result from our efforts to increase our financial flexibility and are not a function of our operating performance.

	Six Months Ended June 30,
	2010	2009	Change
Diluted Earnings (Loss) per Share
Loss from continuing operations	$(1.28)	$(0.60)	$(0.68)
Income from discontinued operations	0.01	2.46	(2.45)

Net income (loss)	$(1.27)	$1.86	$(3.13)

Operational and Financial Data.

			Open Energy Unit Margin
	Generation (GWh)		($/MWh)		Total Margin Capture Factor
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Segment	2010	2009	2010	2009	2010	2009

East Coal	10,078.3	9,768.0	$15.48	$13.82	78.7%	81.9%
East Gas	787.4	634.1	12.70	9.46	91.4	92.1
West	26.5	225.1	—	39.98	86.6	87.0
Other	37.5	62.3	—	—	NM (1)	NM (1)

Total	10,929.7	10,689.5	$15.19	$14.03	83.0%	85.9%

(1)	NM is not meaningful.
Revenues.

	Six Months Ended June 30,
	2010	2009	Change
	(in millions)

Revenues	$956	$882	$74	(1)
Unrealized gains (losses) on energy derivatives	49	(26)	75	(2)

Total revenues	$1,005	$856	$149

(1)	Increase primarily as a result of (a) higher power and natural gas sales prices and (b) higher RPM capacity payments. These increases were partially offset by lower natural gas sales volumes.

(2)	See footnote 1 under “Unrealized Gains (Losses) on Energy Derivatives.”
Cost of Sales.

	Six Months Ended June 30,
	2010	2009	Change
	(in millions)

Cost of sales	544	594	(50	)(1)
Unrealized (gains) losses on energy derivatives	(12)	11	(23	)(2)

Total cost of sales	$532	$605	$(73)

(1)	Decrease primarily as a result of (a) lower prices paid for coal, (b) lower natural gas volumes purchased and (c) additional costs in 2009 to reduce fixed price coal commitments for future periods. These decreases were partially offset by higher prices paid for natural gas.

(2)	See footnote 1 under “Unrealized Gains (Losses) on Energy Derivatives.”

Open Gross Margin.

	Six Months Ended June 30,
	2010	2009	Change
	(in millions)
East Coal
Open energy gross margin	$156	$135	$21	(1)
Other margin	99	75	24	(2)

Open gross margin	$255	$210	$45

East Gas
Open energy gross margin	$10	$6	$4
Other margin	101	82	19	(2)

Open gross margin	$111	$88	$23

West
Open energy gross margin	$—	$9	$(9)
Other margin	30	28	2

Open gross margin	$30	$37	$(7)

Other
Open energy gross margin	$—	$—	$—
Other margin	14	27	(13	)(3)

Open gross margin	$14	$27	$(13)

Total
Open energy gross margin(4)	$166	$150	$16
Other margin(4)	244	212	32

Open gross margin(4)	$410	$362	$48

(1)	Increase primarily as a result of higher power prices driving improved generation. This increase is partially offset by higher planned outages.

(2)	Increase primarily as a result of RPM capacity payments.

(3)	Decrease primarily as a result of expiration of a power purchase agreement in December 2009.

(4)	The most directly comparable GAAP financial measure is income (loss) from continuing operations before income taxes. See “Non-GAAP Performance Measures.”
Hedges and Other Items.

	Six Months Ended June 30,
	2010	2009	Change
	(in millions)

Power	$8	$31	$(23	)(1)
Fuel	(12)	(135)	123	(2)
Tolling/other	6	30	(24	)(3)

Hedges and other items income (loss)	$2	$(74)	$76

(1)	Decrease primarily as a result of $26 million decline in hedges of generation.

(2)	Increase primarily as a result of (a) $87 million driven by improved results of fuel hedges in 2010 as compared to 2009 and additional costs incurred in 2009 to reduce fixed price coal commitments for future periods in our East Coal segment and (b) $34 million reduction in lower market valuation adjustments to fuel inventory in our East Coal segment.

(3)	Decrease primarily as a result of $28 million decline in gas transportation margins.

Unrealized Gains (Losses) on Energy Derivatives.

	Six Months Ended June 30,
	2010	2009	Change
	(in millions)

Revenues — unrealized	$49	$(26)	$75
Cost of sales — unrealized	12	(11)	23

Net unrealized gains (losses) on energy derivatives	$61	$(37)	$98	(1)

(1)	Net change primarily as a result of $90 million in gains from changes in prices on our energy derivatives marked to market and $8 million in gains driven by the reversal of previously recognized unrealized losses on energy derivatives which settled during the period.
Operation and Maintenance.

	Six Months Ended June 30,
	2010	2009	Change
	(in millions)

Plant operation and maintenance	$266	$226	$40 (1)
REMA leases	30	30	—
Taxes other than income and insurance	20	22	(2)
Information Technology, Risk and other salaries and benefits	17	17	—
Commercial Operations	7	9	(2)
Severance	2	4	(2)
Other, net	2	6	(4)

Operation and maintenance	$344	$314	$30

(1)	Increase primarily as a result of a $51 million increase in planned outages and projects spending primarily in our East Coal and West segments. This increase was partially offset by a $7 million decrease in base operation and maintenance expense as a result of the implementation of our plant-specific operating model primarily in our East Coal, East Gas and Other segments.
General and Administrative.

	Six Months Ended June 30,
	2010	2009	Change
	(in millions)

Salaries and benefits	$26	$32	$(6)
Merger-related costs	14	—	14
Professional fees, contract services and information systems maintenance	8	12	(4)
Rent and utilities	6	7	(1)
Other, net	2	6	(4)

General and administrative	$56	$57	$(1)

Efficiency Measures — Total Controllable Costs.

	Six Months Ended June 30,
	2010	2009	Change
	(dollars in millions, except per MWh and per MW data)

Operation and maintenance, excluding severance(1)	$342	$310	$32
REMA lease expense	(30)	(30)	—
General and administrative, excluding severance and merger-related costs(1)	42	56	(14)
Maintenance capital expenditures	20	35	(15)

Total Controllable Costs	$374	$371	$3

TWh generation	10.9	10.7	0.2

Total Controllable Costs/MWh	$34	$35	$(1)

MW capacity (2)	14,581	14,563	18

Total Controllable Costs ($ thousands)/MW capacity	$25.6	$25.5	$0.1

(1)	Excludes severance charges incurred in connection with (a) repositioning the company in connection with the sale of our retail business and (b) implementing our plant-specific operating model. We also exclude merger-related costs classified in general and administrative.

(2)	MW capacity changed from June 30, 2009 to June 30, 2010 as a result of MW re-ratings that occurred during the fourth quarter of 2009.
Total Controllable Costs Reconciliation.

	Six Months Ended June 30,
	2010	2009	Change
	(dollars in millions, except per MWh and per MW data)

Operation and maintenance (O&M)	$344	$314	$30
General and administrative (G&A)	56	57	(1)
Capital expenditures	50	115	(65)

Total operation and maintenance, general and administrative and capital expenditures	$450	$486	$(36)

Total Controllable Costs	$374	$371	$3
REMA lease expense in operation and maintenance	30	30	—
Severance included in operation and maintenance	2	4	(2)
Severance included in general and administrative	—	1	(1)
Merger-related costs included in general and administrative	14	—	14
Environmental capital expenditures	22	66	(44)
Capitalized interest	8	14	(6)

Total operation and maintenance, general and administrative and capital expenditures	$450	$486	$(36)

TWh generation	10.9	10.7	0.2

Total O&M, G&A and capital expenditure/MWh	$41	$45	$(4)

MW capacity	14,581	14,563	18

Total O&M, G&A and capital expenditures ($ thousands)/MW capacity	$30.9	$33.4	$(2.5)

Western States Litigation and Similar Settlements. See note 12 to our interim financial statements.

Gains on Sales of Assets and Emission and Exchange Allowances, Net.

	Six Months Ended June 30,
	2010	2009	Change
	(in millions)

CO2 exchange allowances	$—	$10	$(10)
SO2 and NOx emission allowances	—	7	(7)
Other, net	1	3	(2)

Gains on sales of assets and emission and exchange allowances, net	$1	$20	$(19)

Long-lived Assets Impairments. See note 7 to our interim financial statements.
Depreciation and Amortization.

	Six Months Ended June 30,
	2010	2009	Change
	(in millions)

Depreciation on plants	$112	$111	$1 (1)
Other, net — depreciation	6	8	(2)

Depreciation	118	119	(1)

Amortization of emission allowances	12	14	(2)
Other, net — amortization	1	2	(1)

Amortization	13	16	(3)

Depreciation and amortization	$131	$135	$(4)

(1)	Increase primarily as a result of (a) $8 million in early retirements of plant components at our Cheswick plant and (b) $3 million of additional depreciation expense related to an equipment upgrade at our Keystone plant. These increases were partially offset by reduced depreciation expense of $10 million as a result of our December 31, 2009 and March 31, 2010 long-lived assets impairments (see note 7 to our interim financial statements).
Debt Extinguishments Gains. This represents gains on extinguishments of our senior secured notes.
Interest Expense.

	Six Months Ended June 30,
	2010		2009		Change
	(in millions)

Fixed-rate debt	$88		$105		$(17	)(1)
Deferred financing costs	3		3		—
Amortization of fair value adjustment of acquired debt	(5)		(6)		1
Capitalized interest	(8	)(2)	(14	)(3)	6
Other, net	5		4		1

Interest expense	$83		$92		$(9)

(1)	Decrease as a result of a reduction in fixed-rate debt primarily due to (a) $400 million in payments of the Orion Power Holdings, Inc. senior notes in May 2010 and (b) purchases of senior secured 6.75% notes in 2009.

(2)	Relates primarily to environmental capital expenditures for SO2 emission reductions at our Cheswick plant.

(3)	Relates primarily to environmental capital expenditures for SO2 emission reductions at our Cheswick and Keystone plants.
Other, Net. This amount did not change significantly.

Income Tax Expense (Benefit). See note 11 to our interim financial statements. A reconciliation of the federal statutory income tax rate to the effective income tax rate is:

	Six Months Ended June 30,
	2010		2009

Federal statutory rate	(35)%		(35)%
Additions (reductions) resulting from:
Federal valuation allowance	40	(1)	—
State income taxes, net of federal income taxes	5	(2)	(1	)(3)
Other	3		—

Effective rate	13%		(36)%

(1)	Of this percentage, $159 million (40%) relates to additional valuation allowance.

(2)	Of this percentage, $6 million (3%) relates to additional valuation allowance.

(3)	Of this percentage, $15 million (5%) relates to additional valuation allowance.
Income from Discontinued Operations. See note 18 to our interim financial statements.
Liquidity and Capital Resources
Overview. We are committed to a strong balance sheet and ample liquidity that will enable us to avoid distress in cyclical troughs and access capital markets throughout the cycle. We think our liquidity has and continues to exceed the level required to achieve this goal. As of July 19, 2010, we had total available liquidity of $1.3 billion, comprised of cash and cash equivalents ($597 million), unused borrowing capacity ($500 million) and letters of credit capacity ($162 million).
Gross Debt Goal. Our goal for gross debt (total GAAP debt plus our REMA operating leases) is $1.25 billion to $1.75 billion. The comparable target for total GAAP debt, based on the current balance for our REMA leases of $423 million, is approximately $800 million to $1.3 billion. As of June 30, 2010, we had gross debt of $2.4 billion and GAAP debt of $2 billion. Our gross debt and GAAP debt were reduced by $400 million in May 2010 through the retirement of our Orion Power senior notes. We think that the non-GAAP measure gross debt is a useful and relevant measure of our financial obligations and the strength and flexibility of our capital structure.
In the future, we could use a variety of means to achieve our gross debt goal, including retirements at maturity, open market purchases, call provisions and tender offers.
Cash Flows. During the six months ended June 30, 2010, we generated $27 million in operating cash flows from continuing operations, including the net changes in margin deposits of $62 million (cash inflow). See “— Historical Cash Flows” for further detail of our cash flows from operating activities and explanation of our $35 million and $398 million use of cash from investing activities from continuing operations and use of cash from financing activities from continuing operations, respectively, during the six months ended June 30, 2010.
See note 11(c) to our interim financial statements regarding an expected income tax cash payment of approximately $60 to $65 million relating to California-related matters in the next twelve months.
We continue to monitor our business and hedging with the goal of at least breaking even on a free cash flow basis irrespective of the commodity price environment. Based on our assessment of the economic environment and volatility in commodity markets, we have hedged, with swaps, approximately 30% and 31% of estimated power generation from our PJM coal plants (which are in our East Coal segment) for 2010 and 2011 (based on MWh), respectively. We have hedged an additional 5%, 13% and 7% of this estimated power generation for 2010, 2011 and 2012, respectively, with financial options to retain meaningful energy margin upside for market improvements.

Non-GAAP Cash Flows Measures.

	Six Months Ended June 30,
	2010	2009
	(in millions)

Operating cash flow from continuing operations	$27	$(96)
Change in margin deposits, net(1)	(62)	50

Adjusted cash flow used in continuing operations	(35)	(46)

Capital expenditures	(50)	(115)
Proceeds from sales of emission and exchange allowances(2)	—	19
Purchases of emission allowances(2)	—	(5)

Free cash flow used in continuing operations	$(85)	$(147)

(1)	We post collateral to support a portion of our commodity sales and purchase transactions. The collateral provides assurance to counterparties that contractual obligations will be fulfilled. As the obligations are fulfilled, the collateral is returned. We commonly use both cash and letters of credit as collateral. The use of cash as collateral appears as an asset on the balance sheet and as a use of cash in operating cash flow. When cash collateral is returned, the asset is eliminated from the balance sheet and it appears as a source of cash in operating cash flow. We think that it is useful to exclude changes in margin deposits, since changes in margin deposits reflect the net inflows and outflows of cash collateral and are driven by hedging levels and changes in commodity prices, not by the cash flow generated by the business related to sales and purchases in the reporting period.

(2)	The cash flows from sales and purchases of emission and exchange allowances are classified as investing cash flows for GAAP purposes; however, we purchase and sell emission and exchange allowances in connection with the operation of our generating assets. As part of our effort to operate our business efficiently, we periodically sell emission and exchange allowances inventory in excess of our forward power sales commitments if the price is above our view of their value. Consistent with subtracting capital expenditures (which is a GAAP investing cash flow activity) in calculating free cash flow, we add sales and subtract purchases of emission and exchange allowances.
Our non-GAAP cash flow measures may not be representative of the amount of residual cash flow, if any, that is available to us for discretionary expenditures, since they may not include deductions for all non-discretionary expenditures. We think, however, that our non-GAAP cash flow measures are useful because they provide a representation of our cash flows from the applicable period available to service debt on a normalized basis, both before and after capital expenditures and emission and exchange allowances activity. The most directly comparable GAAP financial measure is operating cash flow from continuing operations.
Other. See “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of our Form 10-K and notes 7 and 15 to our consolidated financial statements in our Form 10-K. Also see “Risk Factors” in Item 1A of this report.
Credit Risk
By extending credit to our counterparties, we are exposed to credit risk. For discussion of our credit risk policy and exposures, see note 6 to our interim financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2010, we have no off-balance sheet arrangements.

Historical Cash Flows
Cash Flows — Operating Activities

	Six Months Ended June 30,
	2010		2009	Change
	(in millions)

Operating loss	$(322)		$(235)	$(87)
Depreciation and amortization	131		135	(4)
Western states litigation and similar settlements	17		—	17
Gains on sales of assets and emission allowances, net	(1)		(20)	19
Long-lived assets impairments	248		—	248
Net changes in energy derivatives	(59	) (1)	37 (2)	(96)
Margin deposits, net	62		(50)	112
Change in accounts and notes receivable and accounts payable, net	(20)		119	(139)
Change in inventory	50		13	37
Net option premiums purchased	—		(24)	24
Interest payments, net of capitalized interest	(98)		(95)	(3)
Income tax payments, net of refunds	(3)		(4)	1
Prepaid lease obligation	9		8	1
Construction deposit refund	—		15	(15)
Other, net	13		5	8

Net cash provided by (used in) continuing operations from operating activities	27		(96)	123
Net cash provided by discontinued operations from operating activities	26		508	(482)

Net cash provided by operating activities	$53		$412	$(359)

(1)	Includes unrealized gains on energy derivatives of $61 million.

(2)	Includes unrealized losses on energy derivatives of $37 million.

(3)	Represents exchange transactions financially settled within three business days prior to the contractual delivery month.
Our cash provided by operating activities is affected by, among other things, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations increased by $123 million for the six months ended June 30, 2010, compared to the same period in 2009, primarily as a result of the following:
•	Open Gross Margin. Open gross margin provided an increase in cash of $48 million as a result of (a) higher power prices driving improved generation in our East Coal segment and (b) RPM capacity payments in our East Coal and East Gas segments during 2010, partially offset by a decrease resulting from the expiration of a power purchase agreement in our Other segment in December 2009. See “Consolidated Results of Operations” for the six months ended June 30, 2010 compared to six months ended June 30, 2009 for additional discussion of our performance.
•	Hedges and Other Items. Hedges and other items provided an increase in cash of $42 million, which excludes lower market valuation adjustments to fuel inventory, primarily as a result of improved results of fuel hedges in 2010 as compared to 2009 and additional costs incurred in 2009 to reduce fixed price coal commitments for future periods in our East Coal segment. The increase was partially offset by declines in hedges of generation and gas transportation margins. See “Consolidated Results of Operations” for the six months ended June 30, 2010 compared to six months ended June 30, 2009 for additional discussion of our performance.
•	Margin Deposits. Margin deposits provided an increase in cash of $112 million primarily as a result of the return of collateral posted with certain counterparties compared to an increase in initial margin requirements related to a new hedging strategy during 2009.

•	Inventory. Cash used for inventory decreased by $71 million, which excludes lower market valuation adjustments to fuel inventory, primarily as a result of a reduction of coal and materials and supply inventory in 2010.
•	Option premiums purchased. Cash used for options premiums decreased by $24 million.
These increases in cash provided by and decreases in cash used in operating activities were partially offset by the following:
•	Operations and maintenance expense. Operations and maintenance expense increased by $30 million primarily as a result of an increase in planned outages and projects spending primarily at our East Coal and West segments. See “Consolidated Results of Operations” for the six months ended June 30, 2010 compared to six months ended June 30, 2009 for additional discussion of our performance.
•	Net accounts receivable and payable. The net cash flows of accounts receivable and payable decreased by $139 million primarily as a result of (a) the implementation of weekly settlements for the PJM Market in June 2009, (b) the timing of collections of receivables related to coal sales in early 2009 and (c) gas sales prices in 2009.
Cash Flows — Investing Activities

	Six Months Ended June 30,
	2010	2009	Change
	(in millions)

Capital expenditures	$(50)	$(115)	$65 (1)
Proceeds from sales of assets	7	36	(29)
Proceeds from sales of emission and exchange allowances	—	19	(19)
Purchases of emission allowances	—	(5)	5
Restricted cash	5	—	5
Other, net	3	1	2

Net cash used in continuing operations from investing activities	(35)	(64)	29
Net cash provided by (used in) discontinued operations from investing activities	(4)	299	(303)

Net cash provided by (used in) investing activities	$(39)	$235	$(274)

(1)	Decrease primarily due to (a) $50 million decrease in environmental capital expenditures (including capitalized interest) primarily for SO2 emission reductions at our Cheswick and Keystone plants, which are included in our East Coal segment (the scrubber project of our Keystone plant was completed in 2009, the scrubber project for our Cheswick plant was halted in mid-2009 and was resumed and completed in 2010) and (b) $15 million decrease in maintenance capital expenditures.
Cash Flows — Financing Activities

	Six Months Ended June 30,
	2010		2009		Change
	(in millions)

Payments of long-term debt	$(400	)(1)	$(45	)(2)	$(355)
Proceeds from issuances of stock	2		2		—

Net cash used in continuing operations from financing activities	(398)		(43)		(355)
Net cash used in discontinued operations from financing activities	—		(225)		225

Net cash used in financing activities	$(398)		$(268)		$(130)

(1)	Includes $400 million in payments of the Orion Power Holdings, Inc. senior notes.

(2)	Includes $45 million of purchases of senior secured notes.

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates
New Accounting Pronouncements
See notes 1 and 4 to our interim financial statements.
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
Long-Lived Assets.
We consider the estimate used to assess the recoverability of our long-lived assets (property, plant and equipment and intangible assets) a critical accounting estimate. See notes 2(g), 4 and 5 to our consolidated financial statements in our Form 10-K. See note 7 to our interim financial statements for further discussion regarding our $248 million impairment charges for our Elrama and Niles plants (each in our East Coal segment) recognized during the three months ended March 31, 2010.
Following our current methodology, we had three additional plants and related intangible assets with a combined carrying value of $344 million, where the undiscounted cash flows were close to the carrying values. If market conditions or environmental and regulatory assumptions change negatively in the future, it is likely that these three plants (and possibly others) could be impaired.
Effect if Different Assumptions Used. The estimates and assumptions used to determine whether long-lived assets are recoverable or whether impairment exists are subject to a high degree of uncertainty. Different assumptions as to power prices, fuel costs, our future cost structure, environmental assumptions and remaining useful lives and ultimate disposition values of our plants would result in estimated future cash flows that could be materially different than those considered in the recoverability assessments as of March 31, 2010 and could result in having to estimate the fair value of other plants.
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
The undiscounted cash flow scenarios we considered in assessing the recoverability of our long-lived assets are those which we think are most likely to occur based on market data as of March 31, 2010. If we had solely utilized the 5-year market forecast with escalation scenario, the carrying value of three additional plants and related intangible assets ($259 million) would have been greater than the undiscounted cash flows. This would have necessitated fair value estimates for those plants which could have resulted in an impairment loss of approximately $200 million based on the key assumptions used in our fair value analyses as of March 31, 2010. Alternatively, if we had solely utilized the 5-year market forecast with fundamental view, the carrying value of one plant and related intangible assets ($108 million) would have been greater than the undiscounted future cash flows. This would have necessitated fair value estimates for that plant which could have resulted in an impairment loss of approximately $75 million based on the key assumptions used in our fair value analyses as of March 31, 2010.
As of March 31, 2010, the discounted cash flow scenarios we considered in determining the fair values of our Elrama and Niles long-lived assets are those which we think are most representative of a market participant view. If we had solely utilized the 5-year market forecast with escalation scenario, the fair value of the Elrama long-lived assets would have been $47 million (resulting in an impairment of $214 million as opposed to $193 million recognized). Alternatively, if we had solely utilized the 5-year market forecast with fundamental view, the fair value of the Elrama long-lived assets would have been $89 million (resulting in an impairment of $172 million as opposed to $193 million recognized). If we had solely utilized the 5-year market forecast with escalation scenario, the fair value of the Niles long-lived assets would have been $25 million (resulting in an impairment of $56 million as opposed to $55 million recognized). Alternatively, if we had solely utilized the 5-year market forecast with fundamental view, the fair value of the Niles long-lived assets would have been $28 million (resulting in an impairment of $53 million as opposed to $55 million recognized).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks and Risk Management
Our primary market risk exposure relates to fluctuations in commodity prices. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K and notes 4 and 5 to our interim financial statements.
Non-Trading Market Risks
Commodity Price Risk
As of June 30, 2010, the fair values of the contracts related to our net non-trading derivative assets and liabilities are (asset (liability)):

	Twelve
	Months
	Ending
	June 30,	Remainder				2015 and	Total fair
Source of Fair Value	2011	of 2011	2012	2013	2014	thereafter	value
	(in millions)

Prices actively quoted (Level 1)	$55	$32	$—	$—	$—	$—	$87
Prices provided by other external sources (Level 2)	(33)	(15)	(14)	—	—	—	(62)
Prices based on models and other valuation methods (Level 3)	9	3	—	—	—	—	12

Total mark-to-market non-trading derivatives	$31	$20	$(14)	$—	$—	$—	$37

The fair values shown in the table above are subject to significant changes as a result of fluctuating commodity forward market prices, volatility and credit risk. Market prices assume a functioning market with an adequate number of buyers and sellers to provide liquidity. Insufficient market liquidity could significantly affect the values that could be obtained for these contracts, as well as the costs at which these contracts could be hedged. For further discussion of how we arrive at these fair values, see note 4 to our interim financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates — Critical Accounting Estimates” in Item 7 of our Form 10-K.
A hypothetical 10% movement in the underlying energy prices would have the following potential loss impacts on our non-trading derivatives:

As of	Market Prices	Earnings Impact	Fair Value Impact
		(in millions)

June 30, 2010	10% increase	$(44)	$(44)
December 31, 2009	10% increase	(47)	(47)
Interest Rate Risk
As of June 30, 2010 and December 31, 2009, we have no variable rate debt outstanding. We earn interest income, for which the interest rates vary, on our cash and cash equivalents and net margin deposits. During the six months ended June 30, 2010 and twelve months ended December 31, 2009, we had no variable rate interest expense and our interest income was $0 and $2 million, respectively.
If interest rates decreased by one percentage point from their June 30, 2010 and December 31, 2009 levels, the fair values of our fixed rate debt from continuing operations would have increased by $120 million and $126 million, respectively.

Trading Market Risks
As of June 30, 2010, the fair values of the contracts related to our legacy trading and non-core asset management positions and recorded as net derivative assets and liabilities are (asset (liability)):

	Twelve
	Months
	Ending
	June 30,	Remainder				2015 and	Total fair
Source of Fair Value	2011	of 2011	2012	2013	2014	thereafter	value
	(in millions)

Prices actively quoted (Level 1)	$9	$—	$—	$—	$—	$—	$9
Prices provided by other external sources (Level 2)	—	—	—	—	—	—	—
Prices based on models and other valuation methods (Level 3)	(2)	—	—	—	—	—	(2)

Total	$7	$—	$—	$—	$—	$—	$7

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
Our consolidated realized and unrealized margins relating to trading activities, including both derivative and non-derivative instruments, are (income (loss)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)

Realized	$7	$7	$13	$18
Unrealized	(7)	(2)	(12)	(2)

Total	$—	$5	$1	$16

An analysis of these net derivative assets and liabilities is:

	Six Months Ended June 30,
	2010		2009
	(in millions)

Fair value of contracts outstanding, beginning of period	$19		$30
Contracts realized or settled	(13	)(1)	(18	)(2)
Changes in fair values attributable to market price and other market changes	1		16

Fair value of contracts outstanding, end of period	$7		$28

(1)	Amount includes realized gain of $13 million.

(2)	Amount includes realized gain of $18 million.

The daily value-at-risk for our legacy trading and non-core asset management positions is:

	2010(1)	2009
	(in millions)

As of June 30	$—	$1
Three months ended June 30:
Average	—	2
High	—	2
Low	—	1
Six months ended June 30:
Average	—	2
High	1	4
Low	—	1

(1)	The major parameters for calculating daily value-at-risk remain the same during 2010 as disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Form 10-K.
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
We evaluate and validate the inputs we use to estimate fair value by a number of methods, including validating against market published prices and daily broker quotes obtainable from multiple pricing services. For OTC derivative instruments classified as Level 2, indicative quotes obtained from brokers in liquid markets generally represent fair value of these instruments. We think these price quotes are executable. Adjustments to the quotes are adjustments to the bid or ask price depending on the nature of the position to appropriately reflect exit pricing and are considered a Level 3 input to the fair value measurement. In less liquid markets such as coal, in which a single broker’s view of the market is used to estimate fair value, we consider such inputs to be unobservable Level 3 inputs. We do not use third party sources that determine price based on market surveys or proprietary models.
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
For additional information regarding our derivative assets and liabilities, see notes 4 and 5 to our interim financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act)) as of June 30, 2010, the end of the period covered by this Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See note 13 to our interim financial statements in this Form 10-Q.
ITEM 1A. RISK FACTORS
Failure to complete our merger with Mirant could negatively impact our future business and financial results.
On April 11, 2010, we announced the execution of a merger agreement with Mirant. Before the merger may be completed, the parties must satisfy all conditions set forth in the agreement, including the arrangement of mutually acceptable debt financing, obtaining stockholder approval in connection with the proposed transaction, receipt of approvals from the FERC and the New York Public Service Commission and expiration or termination of the applicable Hart-Scott-Rodino Act waiting period. Obtaining the financing is dependent on numerous factors, including capital market conditions, credit availability from financial institutions and both parties’ financial performance. Furthermore, purported class actions have been brought on behalf of holders of Mirant common stock. If these actions or similar actions that may be brought are successful, the merger could be delayed or prevented. See note 13(d) to our interim financial statements for discussion of pending litigation related to the merger.
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

RRI ENERGY, INC. (Registrant)
July 30, 2010	By:	/s/ Thomas C. Livengood
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

			SEC File or
Exhibit		Report or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

2.1	Agreement and Plan of Merger, dated as of April 11, 2010, by and among RRI Energy, Inc., Mirant Corporation and RRI Energy Holdings, Inc. (This filing excludes schedules and exhibits, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request.)	RRI Energy, Inc.’s Current Report on Form 8-K, filed April 12, 2010	1-16455	2.1

3.1	Third Restated Certificate of Incorporation	RRI Energy, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007	1-16455	3.1

3.2	Sixth Amended and Restated Bylaws	RRI Energy, Inc.’s	1-16455	3.2
		Quarterly Report on Form 10-Q for the period ended June 30, 2009

4.1
Registrant has omitted instruments with respect to long-term debt in an amount that does not exceed 10% of the registrant’s total assets and its subsidiaries on a consolidated basis and hereby undertakes to furnish a copy of any such agreement to the Securities and Exchange Commission upon request

*10.1	Retention Incentive Agreement between RRI Energy, Inc. and Mark M. Jacobs, dated April 11, 2010	RRI Energy, Inc.’s Registration Statement on Form S-4 filed May 28, 2010	333-167192	10.2

*10.2	Amendment to Change in Control Agreement, dated April 11, 2010, between RRI Energy, Inc. and Mark M. Jacobs	RRI Energy, Inc.’s Registration Statement on Form S-4 filed May 28, 2010	333-167192	10.3

*10.3	Amendment to Change in Control Agreement, dated April 11, 2010, between RRI Energy, Inc. and Michael L. Jines	RRI Energy, Inc.’s Registration Statement on Form S-4 filed May 28, 2010	333-167192	10.4

+31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+101	Interactive Data File