Form 10-Q
period 2012-06-30
GenOn Energy, Inc.
filed 2012-08-09
CIK 1126294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 2, 2012, there were 772,908,115 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

i

Glossary of Certain Defined Terms

ancillary services	services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support.

Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division.

baseload generating units	units designed to satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously.

CAISO	California Independent System Operator.

capacity	amount of energy that could have been generated at continuous full-power operation during the period.

CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries, prior to August 31, 2002.

CFTC	U.S. Commodity Futures Trading Commission.

Clean Air Act	Federal Clean Air Act.

Clean Water Act	Federal Water Pollution Control Act.

CO2	carbon dioxide.

dark spread	the difference between power prices and the cost to generate electricity with coal.

deactivation	includes retirement, mothballing and long-term protective layup. In each instance, the deactivated unit cannot be currently called upon to generate electricity.

Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act.

EBITDA	earnings before interest, taxes, depreciation and amortization.

EPA	United States Environmental Protection Agency.

EPC	engineering, procurement and construction.

EPS	earnings per share.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

FERC	Federal Energy Regulatory Commission.

GAAP	United States generally accepted accounting principles.

GenOn	GenOn Energy, Inc. (formerly known as RRI Energy, Inc.) and, except where the context indicates otherwise, its subsidiaries, after giving effect to the Mirant/RRI Merger.

GenOn Americas	GenOn Americas, Inc.

GenOn Americas Generation	GenOn Americas Generation, LLC.

GenOn credit facilities	senior secured term loan and revolving credit facility of GenOn and certain of its subsidiaries.

GenOn Energy Holdings	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries.

GenOn Marsh Landing	GenOn Marsh Landing, LLC.

GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and its subsidiaries, which include the baseload units at two generating facilities under operating leases.

GenOn North America	GenOn North America, LLC.

intermediate generating units	units designed to satisfy system requirements that are greater than baseload and less than peaking.

IRC	Internal Revenue Code of 1986, as amended.

IRC §	IRC section.

ISO	independent system operator.

ISO-NE	Independent System Operator-New England.

LIBOR	London InterBank Offered Rate.

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

MADEP	Massachusetts’ Department of Environmental Protection.

MC Asset Recovery	MC Asset Recovery, LLC.

MDE	Maryland Department of the Environment.

Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries.

Mirant/RRI Merger	the merger completed on December 3, 2010 pursuant to the Mirant/RRI Merger Agreement.

Mirant/RRI Merger Agreement	the agreement by and among Mirant Corporation, RRI Energy, Inc. and RRI Energy Holdings, Inc. dated as of April 11, 2010.

Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries.

MISO	Midwest Independent Transmission System Operator.

mothballed

the unit has been removed from service and is unavailable for service, but has been laid up in a manner such that it can be brought back into service with an appropriate amount of notification, typically weeks or months.

MPSC	Maryland Public Service Commission.

MW	megawatt.

MWh	megawatt hour.

NAAQS	National Ambient Air Quality Standards.

net generating capacity	net summer capacity.

NJDEP	New Jersey Department of Environmental Protection.

NOL	net operating loss.

NOV	notice of violation.

NOx	nitrogen oxides.

NPDES	national pollutant discharge elimination system.

NRG	NRG Energy, Inc.

NRG Merger	the merger contemplated in the NRG Merger Agreement.

NRG Merger Agreement	the agreement by and among NRG Energy, Inc., Plus Merger Corporation and GenOn Energy, Inc. dated as of July 20, 2012.

NYISO	New York Independent System Operator.

NYMEX	New York Mercantile Exchange.

OCI	other comprehensive income.

OTC	over-the-counter.

PADEP	Pennsylvania Department of Environmental Protection.

peaking generating units	units designed to satisfy demand requirements during the periods of greatest or peak load on the system.

PEPCO	Potomac Electric Power Company.

PG&E	Pacific Gas & Electric Company.

PJM	PJM Interconnection, LLC.

Plan	the plan of reorganization that was approved in conjunction with Mirant Corporation’s emergence from bankruptcy protection on January 3, 2006.

PPA	power purchase agreement.

Protective Charter Amendment	the Certificate of Amendment to our Third Restated Certificate of Incorporation dated May 4, 2011.

REMA	GenOn REMA, LLC and its subsidiaries, which include three generating facilities under operating leases.

retirement	the unit has been removed from service and is unavailable for service and not expected to return to service in the future.

RMR	reliability-must-run.

ROC	Risk Oversight Committee.

RRI Energy	RRI Energy, Inc., which changed its name to GenOn Energy, Inc. in connection with the Mirant/RRI Merger.

RTO	regional transmission organization.

scrubbers	flue gas desulfurization emissions controls.

Securities Act	Securities Act of 1933, as amended.

SO2	sulfur dioxide.

Southern Company	The Southern Company.

spark spread	the difference between power prices and the cost to generate electricity with natural gas.

Stone & Webster	Stone & Webster, Inc.

SWD	surface water discharge.

total margin capture factor	the actual gross margin for a unit from energy, and contracted and capacity divided by the total gross margin from energy, and contracted and capacity that could have been earned by the unit.

VaR	value at risk.

VIE	variable interest entity.

v

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

•                  our ability to borrow additional funds and access capital markets; and

•                  the successful and timely completion of the proposed NRG Merger, which could be materially and adversely affected by, among other things, resolving any litigation brought in connection with the proposed NRG Merger, the timing and terms and conditions of required stockholder, governmental and regulatory approvals, and the ability to maintain relationships with employees, customers or suppliers as well as the ability to integrate the businesses and realize cost savings.

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

PART I

FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share data)

Operating revenues (including unrealized gains (losses) of $(102), $(36), $41 and $(135), respectively)	$521	$812	$1,242	$1,626
Cost of fuel, electricity and other products (including unrealized (gains) losses of $40, $(18), $83 and $(38), respectively)	306	390	584	791
Gross Margin (excluding depreciation and amortization)	215	422	658	835
Operating Expenses:
Operations and maintenance	264	372	572	677
Depreciation and amortization	90	90	178	176
(Gain) loss on sales of assets, net	—	2	(8)	1
Total operating expenses	354	464	742	854
Operating Loss	(139)	(42)	(84)	(19)
Other Income (Expense), net:
Interest expense	(85)	(96)	(174)	(205)
Other, net	—	—	2	(22)
Total other expense, net	(85)	(96)	(172)	(227)
Loss Before Income Taxes	(224)	(138)	(256)	(246)
Provision for income taxes	4	—	4	3
Net Loss	$(228)	$(138)	$(260)	$(249)

Basic and Diluted EPS:
Basic EPS	$(0.30)	$(0.18)	$(0.34)	$(0.32)
Diluted EPS	$(0.30)	$(0.18)	$(0.34)	$(0.32)

Weighted average shares outstanding	774	772	774	771
Effect of dilutive securities	—	—	—	—
Weighted average shares outstanding assuming dilution	774	772	774	771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENON ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)

Net Loss	$(228)	$(138)	$(260)	$(249)
Other Comprehensive Income (Loss), net of tax of $0:
Unrealized losses:
Cash flow hedges—interest rate swaps	(16)	(14)	(12)	(11)
Available-for-sale securities	—	—	—	(1)
Reclassifications to net loss:
Pension and other postretirement benefits—actuarial losses, net	2	1	4	2
Pension and other postretirement benefits—prior service credit, net	(1)	(1)	(2)	(2)
Other, net	1	—	1	—
Other Comprehensive Loss	(14)	(14)	(9)	(12)
Comprehensive Loss	$(242)	$(152)	$(269)	$(261)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1,677	$1,668
Funds on deposit	247	422
Receivables, net	341	357
Derivative contract assets	890	999
Inventories	497	563
Prepaid rent and other expenses	139	167
Total current assets	3,791	4,176
Property, plant and equipment, gross	7,628	7,351
Accumulated depreciation and amortization	(1,302)	(1,160)
Property, Plant and Equipment, net	6,326	6,191
Noncurrent Assets:
Intangible assets, net	45	48
Derivative contract assets	743	733
Deferred income taxes	263	294
Prepaid rent	436	386
Other	414	441
Total noncurrent assets	1,901	1,902
Total Assets	$12,018	$12,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10	$10
Accounts payable and accrued liabilities	846	790
Derivative contract liabilities	614	720
Deferred income taxes	263	294
Other	88	130
Total current liabilities	1,821	1,944
Noncurrent Liabilities:
Long-term debt, net of current portion	4,267	4,122
Derivative contract liabilities	190	131
Pension and postretirement obligations	252	259
Other	632	696
Total noncurrent liabilities	5,341	5,208
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share, authorized 125,000,000 shares, no shares issued at June 30, 2012 and December 31, 2011	—	—
Common stock, par value $.001 per share, authorized 2.0 billion shares, issued 772,898,703 shares and 771,692,734 shares at June 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	7,457	7,449
Accumulated deficit	(2,423)	(2,163)
Accumulated other comprehensive loss	(179)	(170)
Total stockholders’ equity	4,856	5,117
Total Liabilities and Stockholders’ Equity	$12,018	$12,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENON ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(260)	$(249)
Adjustments to reconcile net loss and changes in operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	186	183
Amortization of acquired contracts	(22)	(19)
(Gain) loss on sales of assets, net	(8)	1
Unrealized losses	42	97
Stock-based compensation expense	9	8
Excess materials and supplies inventory reserve	35	—
Lower of cost or market inventory adjustments	65	1
Loss on early extinguishment of debt	—	23
Advance settlement of out-of-market contract obligation	(20)	—
Reversal of Potomac River settlement obligation	(31)	—
Large scale remediation and settlement costs	(3)	30
Other, net	2	—
Changes in operating assets and liabilities	33	(60)
Total adjustments	288	264
Net cash provided by operating activities	28	15
Cash Flows from Investing Activities:
Capital expenditures	(342)	(183)
Proceeds from the sales of assets	14	12
Restricted funds on deposit, net	167	1,418
Net cash provided by (used in) investing activities	(161)	1,247
Cash Flows from Financing Activities:
Proceeds from long-term debt	148	9
Repayment of long-term debt	(6)	(2,072)
Other, net	—	1
Net cash provided by (used in) financing activities	142	(2,062)
Net Increase (Decrease) in Cash and Cash Equivalents	9	(800)
Cash and Cash Equivalents, beginning of period	1,668	2,402
Cash and Cash Equivalents, end of period	$1,677	$1,602

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$165	$213
Cash paid for income taxes (net of refunds received)	$11	$(6)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENON ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Business and Accounting and Reporting Policies

Background

We are a wholesale generator with approximately 22,700 MW of net electric generating capacity located, in many cases, near major metropolitan load centers in the PJM, MISO, Northeast and Southeast regions, and California.  We also operate integrated asset management and proprietary trading operations.  See note 2 for a discussion of generating facilities in the Eastern PJM, Western PJM/MISO and California segments that have units we have deactivated or expect to deactivate between 2012 and 2015.

We were formed as a Delaware corporation in August 2000.  “We,” “us,” “our” and “GenOn” refer to GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries, after giving effect to the Mirant/RRI Merger.

On July 20, 2012, we entered into the NRG Merger Agreement with NRG Energy, Inc. and a direct wholly-owned subsidiary of NRG.  See note 11.

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

At June 30, 2012 and December 31, 2011, substantially all of our subsidiaries are wholly-owned and located in the United States.  We do not consolidate five power generating facilities, which are under operating leases; a 50% equity investment in a cogeneration facility; and a VIE (MC Asset Recovery) for which we are not the primary beneficiary.  See note 10 for further discussion of MC Asset Recovery.

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

Our results of operations for the three and six months ended June 30, 2011 have been retroactively amended for the revisions to the provisional purchase price allocation in connection with the Mirant/RRI Merger.

We had disclosed in our 2011 Annual Report on Form 10-K that it was possible that RRI Energy had experienced an ownership change under the applicable tax rules as a result of the Mirant/RRI Merger.  Based on further inquiries, we do not think that RRI Energy experienced an ownership change as a result of the Mirant/RRI Merger or following the Mirant/RRI Merger through December 31, 2011.

Funds on Deposit

Funds on deposit are included in current and noncurrent assets in the consolidated balance sheets.  Funds on deposit include the following:

	June 30,	December 31,
	2012	2011
	(in millions)

Cash collateral posted — energy trading and marketing	$153	$185
Cash collateral posted — other operating activities(1)	62	39
Cash collateral posted — surety bonds(2)	34	34
GenOn Marsh Landing development project cash collateral posted(3)	85	131
Environmental compliance deposits(4)	35	34
GenOn Mid-Atlantic restricted cash(5)	—	166
Other	27	16
Total current and noncurrent funds on deposit	396	605
Less: Current funds on deposit	247	422
Total noncurrent funds on deposit	$149	$183

(1)   Includes $32 million related to the Potomac River obligation under the 2008 agreement with the City of Alexandria.  See note 2.

(2)   Represents cash under surety bonds posted primarily with the PADEP related to environmental obligations.

(3)   Represents cash-collateralized letters of credit to support the Marsh Landing development project.

(4)   Represents deposits with the State of Pennsylvania to guarantee our obligations related to future closures of coal ash landfill sites and with the State of New Jersey to satisfy our obligations to remediate site contamination.  See note 10.

(5)   Represents cash reserved in respect of interlocutory liens related to the scrubber contract litigation, which was settled in June 2012.  See note 10.

Inventories

Inventories were comprised of the following:

	June 30, 2012	December 31, 2011
	(in millions)

Fuel inventory:
Coal	$201	$229
Fuel oil	84	108
Natural gas	—	1
Other	3	5
Materials and supplies(1)	166	201
Purchased emissions allowances	43	19
Total inventories	$497	$563

(1)         Amount is net of an inventory reserve of $35 million and $0 at June 30, 2012 and December 31, 2011, respectively.  See note 2.

During the three months ended June 30, 2012 and 2011, we recorded $19 million and $1 million, respectively, and during the six months ended June 30, 2012 and 2011, we recorded $65 million and $1 million, respectively, for lower of average cost or market valuation adjustments in cost of fuel, electricity and other products.

Capitalization of Interest Cost

We incurred the following interest costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)

Total interest costs	$94	$99	$190	$210
Capitalized and included in property, plant and equipment, net	(9)	(3)	(16)	(5)
Interest expense	$85	$96	$174	$205

The amounts of capitalized interest above include interest accrued.  During the three months ended June 30, 2012 and 2011, cash paid for interest was $164 million and $201 million, respectively, of which $10 million and $4 million, respectively, were capitalized.  During the six months ended June 30, 2012 and 2011, cash paid for interest was $180 million and $218 million, respectively, of which $15 million and $5 million, respectively, were capitalized.

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

We have guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002.  The estimated maximum potential amount of future payments under the guarantee is $55 million at June 30, 2012 and $3 million is recorded in the consolidated balance sheet for this item.

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

New Accounting Guidance Not Yet Adopted at June 30, 2012

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

2.  Expected Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities

Facilities Announced in February and March 2012

We are subject to extensive environmental regulation by federal, state and local authorities under a variety of statutes, regulations and permits that address discharges into the air, water and soil, and the proper handling of solid, hazardous and toxic materials and waste.  Complying with increasingly stringent environmental requirements involves significant capital and operating expenses.  To the extent forecasted returns on investments necessary to comply with environmental regulations are insufficient for a particular facility, we plan to deactivate that facility.  In determining the forecasted returns on investments, we factor in forecasted energy and capacity prices, expected capital expenditures, operating costs, property taxes and other factors.  We deactivated the following coal-fired units at the referenced times:  Niles unit 2 (108 MW) June 2012 and Elrama units 1-3 (289 MW) mothballed June 2012 (plan to retire in March 2014).  We expect to deactivate the following generating capacity, primarily coal-fired units, at the referenced times:  Niles unit 1 (109 MW) October 2012, Elrama unit 4 (171 MW) mothball October 2012 (plan to retire in March 2014), Portland (401 MW) January 2015, Avon Lake (732 MW) April 2015, New Castle (330 MW) April 2015, Titus (243 MW) April 2015, Shawville (597 MW) place in long-term protective layup in April 2015 and Glen Gardner (160 MW) May 2015.  We filed for RMR arrangements for Niles unit 1 and Elrama unit 4 that are in effect from June 1 through September 30, 2012.  These RMR arrangements are subject to final FERC rulings.

Potomac River Generating Facility

During 2011, we entered into an agreement with the City of Alexandria, Virginia to remove permanently from service our Potomac River generating facility. The agreement, which amends our Project Schedule and Agreement, dated July 2008 with the City of Alexandria, provides for the retirement of the Potomac River generating facility on October 1, 2012, subject to the determination of PJM that the retirement of the facility will not affect reliability and the consent of PEPCO.  PJM made the necessary determination and in June 2012 PEPCO gave its consent.  As a result, the Potomac River generating facility will be retired on October 1, 2012.  Upon retirement of the Potomac River generating facility, all funds in the escrow account ($32 million) established under the July 2008 agreement will be distributed to us, provided, that, if the retirement of the facility occurs after January 1, 2014, $750,000 of such funds will be paid to the City of Alexandria.  We therefore reversed $31 million of the previously recorded obligation under the 2008 agreement with the City of Alexandria as a reduction in operations and maintenance expense during the three months ended June 30, 2012.

Contra Costa Generating Facility

We entered into an agreement with PG&E in September 2009 for 674 MW at Contra Costa for the period from November 2011 through April 2013.  At the end of the agreement, and subject to any necessary regulatory approvals, we have agreed to retire the Contra Costa facility.

Expenses, Property, Plant and Equipment, and Materials and Supplies Inventory Related to Deactivations

In connection with our decision to deactivate the generating facilities, we evaluated our materials and supplies inventory and determined that we have excess inventory.  We established a reserve of $35 million (or $(0.04) per basic share) recorded to operations and maintenance expense during the three months ended March 31, 2012 relating to our excess inventory.  We will continue to monitor the inventory balances and could have changes to the reserve in the future.  At June 30, 2012, the aggregate carrying value of property, plant and equipment, net and materials and supplies inventory, net for the ten generating facilities to be deactivated was $181 million and $25 million, respectively.  In addition to the excess materials and supplies inventory reserve recorded in the first quarter, we incurred $3 million during the three months ended June 30, 2012 for costs to deactivate generating facilities, which is included in operations and maintenance expense.  We expect to incur additional costs in the future in connection with the deactivations, such as severance and other shutdown costs.

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

During the second quarter of 2012, we could no longer assert that physical delivery was probable for the remaining coal agreements for which we had elected the normal purchase exception.  As such, the normal purchase exception was removed, and we recorded the fair value of these contracts on the balance sheet at June 30, 2012 as a net derivative liability of $49 million and immediately recognized that amount in earnings as unrealized losses in cost of fuel, electricity and other products.

If certain criteria are met, a derivative financial instrument may be designated as a fair value hedge or cash flow hedge.  In 2010, GenOn Marsh Landing entered into interest rate protection agreements (interest rate swaps) in connection with its project financing, which have been designated as cash flow hedges.  GenOn Marsh Landing entered into the interest rate swaps to reduce the risks with respect to the variability of the interest rates for the term loan.  With the exception of these interest rate swaps, we did not have any other derivative financial instruments designated as fair value or cash flow hedges for accounting purposes during the six months ended June 30, 2012 or 2011.

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

The following table presents the fair value of derivative financial instruments:

					Net Derivative
	Derivative Contract Assets		Derivative Contract Liabilities		Contract
	Current	Long-Term	Current	Long-Term	Assets (Liabilities)
	(in millions)
June 30, 2012
Commodity Contracts:
Asset management	$580	$734	$(304)	$(140)	$870
Trading activities	310	9	(307)	(9)	3
Total commodity contracts	890	743	(611)	(149)	873
Interest Rate Contracts	—	—	(3)	(41)	(44)
Total derivatives	$890	$743	$(614)	$(190)	$829

December 31, 2011
Commodity Contracts:
Asset management	$538	$730	$(255)	$(97)	$916
Trading activities	461	3	(464)	(3)	(3)
Total commodity contracts	999	733	(719)	(100)	913
Interest Rate Contracts	—	—	(1)	(31)	(32)
Total derivatives	$999	$733	$(720)	$(131)	$881

The following table presents the net gains (losses) for derivative financial instruments recognized in income in the consolidated statements of operations:

	Three Months Ended June 30,
	2012		2011
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)
Asset Management Commodity Contracts:
Unrealized	$(113)	$(40)	$(48)	$18
Realized(1)(2)	142	(12)	61	(14)
Total asset management	$29	$(52)	$13	$4

Trading Commodity Contracts:
Unrealized	$11	$—	$12	$—
Realized(1)(2)	—	—	(1)	—
Total trading	$11	$—	$11	$—

Total derivatives	$40	$(52)	$24	$4

	Six Months Ended June 30,
	2012		2011
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)
Asset Management Commodity Contracts:
Unrealized	$37	$(83)	$(123)	$38
Realized(1)(2)	326	(28)	140	(57)
Total asset management	$363	$(111)	$17	$(19)

Trading Commodity Contracts:
Unrealized	$4	$—	$(12)	$—
Realized(1)(2)	(5)	—	5	—
Total trading	$(1)	$—	$(7)	$—

Total derivatives	$362	$(111)	$10	$(19)

(1)

Represents the total cash settlements of derivative financial instruments during each reporting period (composed of the sum of the quarterly settlements) that existed at the beginning of each respective period.

(2)	Excludes settlement value of fuel contracts classified as inventory.

The following table presents the losses on the interest rate swaps designated as cash flow hedges in the consolidated statements of operations and comprehensive income/loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)

Recognized in earnings on derivatives(1)(2)	$—	$—	$—	$—
Valuation adjustments(3)	(2)	—	—	—

(1)	Represents the ineffective portion of the interest rate swaps classified as cash flow hedges and recorded in interest expense.
(2)

All of the forecasted transactions (future interest payments) were deemed probable of occurring; therefore, no cash flow hedges were discontinued and no amount was recognized in our results of operations as a result of discontinued cash flow hedges.

(3)	Represents the default risk of the counterparties to these transactions and our own non-performance risk. The effect of these valuation adjustments is recorded in interest expense.

At June 30, 2012, the maximum length of time we are hedging our exposure to the variability in future cash flows that may result from changes in interest rates is 11 years.  Because a significant portion of the interest expense incurred by GenOn Marsh Landing during construction will be capitalized, amounts included in accumulated other comprehensive loss associated with construction period interest payments will be reclassified to property, plant and equipment and depreciated over the expected useful life of the Marsh Landing generating facility once it commences commercial operations in mid-2013.  Actual amounts reclassified into earnings could vary from the amounts currently recorded as a result of future changes in interest rates.  See note 8 for the effect of the cash flow hedges in comprehensive income/loss.

The following tables present the notional quantity on long (short) positions for derivative financial instruments:

	Notional Volumes at June 30, 2012
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(111)	43	(68)
Natural gas	—	3	3
Coal	(1)	21	20
Interest Rate Contracts (in dollars)(2)	—	475	475

	Notional Volumes at December 31, 2011
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(130)	73	(57)
Natural gas	(8)	10	2
Coal	3	12	15
Interest Rate Contracts (in dollars)(2)	—	475	475

(1)	Includes MWh equivalent of natural gas transactions used to hedge power economically.
(2)	Beginning in mid-2013, the notional amount will increase to $500 million.

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

A significant amount of the fair value of our derivative contract assets and liabilities is based on observable quoted prices from exchanges and indicative quoted prices from independent brokers in active markets that regularly facilitate our transactions.  An active market is considered to have transactions with sufficient frequency and volume to provide pricing information on an ongoing basis.  We think that these prices represent the best available information for valuation purposes.  In determining the fair value of derivative contract assets and liabilities, we use third-party market pricing where available.  For transactions classified in Level 1 of the fair value hierarchy, we use the unadjusted published settled prices on the valuation date.  For transactions classified in Level 2 of the fair value hierarchy, we value these transactions using indicative quoted prices from independent brokers or other widely-accepted valuation methodologies.  Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes.  In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for assets and ask prices for liabilities.  The quotes we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date.  We typically obtain multiple broker quotes as of the valuation date that extend for the tenor of the underlying contracts for each delivery location.  The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date.  If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices.  If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy.  In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract.  We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis.  We perform validation procedures on the broker quotes at least monthly.  The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves.  In certain instances, we may exclude from consideration a broker quote if it is a clear outlier and other quotes are obtained.  At June 30, 2012, we obtained broker quotes for 100% of our delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered to be those markets with few transactions, noncurrent pricing or prices that vary over time or among market makers.  Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data.  In such cases, we may apply valuation techniques such as extrapolation and other quantitative methods to determine fair value.  Our techniques for fair value estimation include assumptions for market prices, including market price volatility and the volatility of the spread between multiple market prices.  Proprietary models may also be used to estimate the fair value of derivative contract assets and liabilities that may be structured or otherwise tailored.  The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points.  At June 30, 2012, the assets and liabilities classified as Level 3 in the fair value hierarchy represented 4% of total derivative contract assets and 24% of total derivative contract liabilities.

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

Information about Sensitivity to Changes in Significant Unobservable Inputs.  The significant unobservable inputs used in the fair value measure of our commodity instruments categorized within Level 3 of the fair value hierarchy are estimates of future market volatility, estimates of forward congestion power price spreads and estimates of counterparty credit risk and our own non-performance risk.  These assumptions are generally independent of each other.  Volatility curves and power prices spreads are generally based on observable markets where available, or derived from historical prices and forward market prices from similar observable markets when not available. Increases in the price or volatility of the spread on a long position would result in a higher fair value measurement. Increases in the price or volatility of the spread on a short position would result in a lower fair value measurement.  A change in the assumption used for the probability of default is accompanied by a directionally similar change in the adjustment to reflect the estimated default risk of counterparties on their contractual obligations, or the estimated risk of default on our own contractual obligations to counterparties.

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

Comprehensive, accurate and timely reporting and monitoring is essential to effectively manage market, credit and operational risks and to protect against large unanticipated losses.  Management has established reporting and monitoring functions, which include daily and weekly reporting, to inform the ROC and Chief Risk Officer of its activities.  The chair of the ROC reports to the Risk and Finance Oversight Committee on a quarterly basis, or more frequently, if events and circumstances dictate.

Fair Value of Derivative Instruments and Certain Other Assets.  The fair value measurements of financial assets and liabilities by class are as follows:

	June 30, 2012
	Level 1(1)	Level 2(1)(2)	Level 3		Total Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$148	$1,137	$18		$1,303
Fuel	2	2	7	(3)	11
Total Asset Management	150	1,139	25		1,314
Trading Activities	44	241	34		319
Total derivative contract assets	$194	$1,380	$59		$1,633

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$54	$204	$4		$262
Fuel	7	2	173	(3)	182
Total Asset Management	61	206	177		444
Trading Activities	51	252	13		316
Interest Rate Contracts	—	44	—		44
Total derivative contract liabilities	$112	$502	$190		$804

Interest-bearing funds(4)	$1,808	$—	$—		$1,808
Other assets(5)	$20	$—	$—		$20

(1)	Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period. There were no transfers during the six months ended June 30, 2012.
(2)	Option contracts comprised 1% of net derivative contract assets.
(3)	Primarily relates to coal.
(4)

Represents investments in money market funds and treasury bills and is included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet. Of interest-bearing funds, we had $1.664 billion included in cash and cash equivalents, $35 million included in funds on deposit and $109 million included in other noncurrent assets.

(5)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees.

	December 31, 2011
	Level 1(1)	Level 2(1)(2)	Level 3		Total Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$102	$1,136	$19		$1,257
Fuel	2	—	9	(3)	11
Total Asset Management	104	1,136	28		1,268
Trading Activities	124	302	38		464
Total derivative contract assets	$228	$1,438	$66		$1,732

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$45	$206	$2		$253
Fuel	19	1	79	(3)	99
Total Asset Management	64	207	81		352
Trading Activities	142	309	16		467
Interest Rate Contracts	—	32	—		32
Total derivative contract liabilities	$206	$548	$97		$851

Interest-bearing funds(4)	$1,985	$—	$—		$1,985
Other assets(5)	$20	$—	$—		$20

(1)	Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period. There were no significant transfers during 2011.
(2)	Option contracts comprised 1% of net derivative contract assets.
(3)	Primarily relates to coal.
(4)

Represents investments in money market funds and is included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet. Of interest-bearing funds, we had $1.626 billion included in cash and cash equivalents, $202 million included in funds on deposit and $157 million included in other noncurrent assets.

(5)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees.

The following is a reconciliation of changes (comprised of the sum of the quarterly changes) in fair value of net commodity derivative contract assets and liabilities classified as Level 3 during the six months ended June 30, 2012 and 2011:

	Net Derivatives Contracts (Level 3)
	Asset Management	Trading Activities	Total
	(in millions)

Balance, January 1, 2012 (net asset (liability))	$(53)	$22	$(31)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(129)	21	(108)
Purchases(2)	—	—	—
Issuances(2)	—	—	—
Settlements(3)	30	(22)	8
Transfers into Level 3(4)	—	—	—
Transfers out of Level 3(4)	—	—	—
Balance, June 30, 2012 (net asset (liability))	$(152)	$21	$(131)

Balance, January 1, 2011 (net asset (liability))	$(70)	$2	$(68)
Total gains (losses) realized/unrealized:
Included in earnings (1)	33	4	37
Purchases(2)	—	—	—
Issuances(2)	—	—	—
Settlements(3)	6	(2)	4
Transfers into Level 3(4)	—	—	—
Transfers out of Level 3(4)	—	—	—
Balance, June 30, 2011 (net asset (liability))	$(31)	$4	$(27)

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

The following table presents the amounts included in income related to derivative contract assets and liabilities classified as Level 3:

	Three Months Ended June 30,
	2012			2011
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$(43)	$(52)	$(95)	$2	$19	$21
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30	$(39)	$(92)	$(131)	$3	$19	$22

	Six Months Ended June 30,
	2012			2011
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$(4)	$(96)	$(100)	$6	$35	$41
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30	$(1)	$(135)	$(136)	$7	$34	$41

Information about Sensitivity to Changes in Significant Unobservable Inputs.  The following table presents the range of sensitivity of unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements(1)
	Net Fair Value at June 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(in millions)

Credit valuation adjustment	$5	Internal model	Own credit risk	20% to (20	)%(2)

(1)

Excludes immaterial unobservable inputs related to power transmission congestion products, power swaps, spread options, physical gas premiums on transactions and credit valuation adjustment related to counterparty credit risk.

(2)	Represents the range of the credit default swap spread curves used in the valuation analysis that we think market participants might use when pricing the contracts.

At June 30, 2012, net fair value asset of $32 million for power transactions and net fair value liability of $167 million for fuel transactions classified as Level 3 were priced based on unadjusted indicative broker quotes that cannot be corroborated by observable market data.  Quantitative information is excluded for these fair value measurements.

Counterparty Credit Concentration Risk

We are exposed to the default risk of the counterparties with which we transact.  We manage our credit risk by entering into master netting agreements and requiring most counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty.  We also have non-collateralized power hedges entered into by GenOn Mid-Atlantic.  These transactions are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties and have not required either party to post cash collateral for initial margin.  Since April 2012, the counterparties, in some cases, have been required to post cash collateral to secure credit exposure above an agreed threshold as a result of changes in power or natural gas prices.  At June 30, 2012 and December 31, 2011, $173 million and $4 million, respectively, of cash collateral posted by counterparties under master netting agreements were included in accounts payable and accrued liabilities in the consolidated balance sheets.  Our credit valuation adjustment on derivative contract assets was $20 million and $48 million at June 30, 2012 and December 31, 2011, respectively.

We monitor counterparty credit concentration risk on both an individual basis and a group counterparty basis.  The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities:

	June 30, 2012
Credit Rating Equivalent	Gross Exposure Before Collateral(1)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)

Clearing and Exchange	$677	$300	$300	$—	—
Investment Grade:
Financial institutions	824	786	168	618	67%
Energy companies	467	259	2	257	28%
Non-investment Grade:
Energy companies	15	10	2	8	1%
No External Ratings:
Internally-rated investment grade	28	27	—	27	3%
Internally-rated non-investment grade	11	11	—	11	1%
Total	$2,022	$1,393	$472	$921	100%

	December 31, 2011
Credit Rating Equivalent	Gross Exposure Before Collateral(1)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)

Clearing and Exchange	$724	$223	$223	$—	—
Investment Grade:
Financial institutions	860	817	—	817	78%
Energy companies	421	195	3	192	18%
Non-investment Grade:
Energy companies	13	5	1	4	—
No External Ratings:
Internally-rated investment grade	18	18	—	18	2%
Internally-rated non-investment grade	15	15	—	15	2%
Total	$2,051	$1,273	$227	$1,046	100%

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

We had credit exposure to three and two investment grade counterparties at June 30, 2012 and December 31, 2011, respectively, each representing an exposure of more than 10% of total credit exposure, net of collateral and totaling $553 million and $664 million at June 30, 2012 and December 31, 2011, respectively.

GenOn Credit Risk

Our standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds whereby we would be required to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade.  Additionally, some of our contracts contain adequate assurance language, which is generally subjective in nature that could require us to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade.  However, as a result of our current credit rating, we are typically required to post collateral in the normal course of business to offset either substantially or completely the net liability positions, after applying the terms of master netting agreements.  At June 30, 2012, the fair value of financial instruments with credit-risk-related contingent features in a net liability position was $22 million for which we had posted collateral of $16 million, including cash and letters of credit.

At June 30, 2012 and December 31, 2011, we had $114 million and $86 million, respectively, of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit in the consolidated balance sheets.

Fair Values of Other Financial Instruments

The fair values of certain funds on deposit, accounts receivable, notes and other receivables, and accounts payable and accrued liabilities approximate their carrying amounts.

The carrying amounts and fair values of debt are as follows:

	Carrying Amount	Level 1	Level 2(1)	Level 3(2)	Total Fair Value
	(in millions)
June 30, 2012
Liabilities:
Long and short-term debt	$4,277	$—	$3,909	$234	$4,143

December 31, 2011
Liabilities:
Long and short-term debt	$4,132	$—	$3,969	$97	$4,066

(1)	The fair value of long and short-term debt is estimated using broker quotes for instruments that are publicly traded.
(2)

The fair value of long and short-term debt is estimated based on the income approach valuation technique for non-publicly traded debt using current interest rates for similar instruments with equivalent credit quality.

4.  Long-Term Debt

Outstanding debt was as follows:

	June 30, 2012			December 31, 2011
	Weighted Average Stated Interest Rate(1)	Long-term	Current	Weighted Average Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Facilities, Bonds and Notes:
GenOn:
Senior unsecured notes, due 2014	7.625%	$575	$—	7.625%	$575	$—
Senior unsecured notes, due 2017	7.875	725	—	7.875	725	—
Senior secured term loan, due 2017(2)	6.00	681	7	6.00	684	7
Senior unsecured notes, due 2018	9.50	675	—	9.50	675	—
Senior unsecured notes, due 2020	9.875	550	—	9.875	550	—
Unamortized debt discounts		(23)	(2)		(24)	(2)
GenOn Americas Generation:
Senior unsecured notes, due 2021	8.50	450	—	8.50	450	—
Senior unsecured notes, due 2031	9.125	400	—	9.125	400	—
Unamortized debt discounts		(2)	—		(2)	—
GenOn Marsh Landing:
Senior secured term loan, due 2017	2.75	79	—	2.76	33	—
Senior secured term loan, due 2023	3.00	176	—	3.01	74	—
Other:
Capital leases, due 2015	7.375-8.19	11	5	7.375-8.19	14	5
Adjustment to fair value of debt(3)		(30)	—		(32)	—
Total		$4,267	$10		$4,122	$10

(1)	The weighted average stated interest rates are at June 30, 2012 and December 31, 2011, respectively.
(2)	The debt balance on the term loan facility is recorded at GenOn Americas, a direct subsidiary of GenOn Energy Holdings, because GenOn Americas is a co-borrower.
(3)	Debt assumed in the Mirant/RRI Merger was adjusted to fair value on the Mirant/RRI Merger date. The adjustment is amortized to interest expense over various years through 2017.

GenOn Credit Facilities

Availability of borrowings under the GenOn revolving credit facility is reduced by any outstanding letters of credit.  At June 30, 2012, outstanding letters of credit were $284 million and availability of borrowings under the revolving credit facility was $504 million.

5.  Pension and Other Postretirement Benefit Plans

The components of the net periodic benefit cost are shown below:

	Pension Plans				Other Postretirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in millions)

Service cost	$3	$3	$6	$6	$1	$—	$1	$—
Interest cost	6	6	12	12	1	1	2	2
Expected return on plan assets	(8)	(7)	(15)	(15)	—	—	—	—
Net amortization(1)	2	1	4	2	(1)	(1)	(2)	(2)
Net periodic benefit cost	$3	$3	$7	$5	$1	$—	$1	$—

(1)	Net amortization amounts include actuarial gains/losses and prior service cost/credit.

6.  Stock-Based Compensation

Compensation expense for the stock-based incentive plan was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Stock-based incentive plan compensation expense (pre-tax)(1)	$6	$5	$9	$8

(1)	No tax benefits related to stock-based compensation were realized during the three and six months ended June 30, 2012 and 2011 because of our NOL carryforwards.

During February 2012, we granted long-term incentive awards as follows:

Award Vehicle	Awards Granted	Vesting Period

Time-based Restricted Stock Units	2,821,302	Vest ratably each year over a three-year period; common stock settled

Performance-based Restricted Stock Units	2,586,482

Linked to the achievement of the 2012 short-term incentive plan performance goals, with performance measured at the end of the first year; vest ratably each year over three-year period; common stock settled

Stock Options	5,897,990	Vest ratably each year over three-year period

Vesting in Connection with the NRG Merger.  All outstanding stock options (other than options granted in 2012) will immediately vest (to the extent not already fully vested) and all outstanding stock options will generally convert upon completion of the NRG Merger into stock options with respect to NRG common stock, after giving effect to the exchange ratio.  In addition, all outstanding restricted stock units (other than restricted stock units granted in 2012) will immediately vest (to the extent not already fully vested) and all outstanding restricted stock units will be exchanged for the NRG Merger consideration.  All outstanding stock options and restricted stock units granted in 2012 will vest (to the extent not already fully vested) at the holder’s termination date if the termination is as a result of the NRG Merger and within two years of the closing date.  See note 11.

7.  Earnings Per Share

We calculate basic EPS by dividing income/loss available to stockholders by the weighted average number of common shares outstanding.  Diluted EPS gives effect to dilutive potential common shares, including unvested restricted stock units and stock options.

The following table shows the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share data)

Net loss	$(228)	$(138)	$(260)	$(249)

Basic and diluted shares
Weighted average shares outstanding—basic	774	772	774	771
Effect of dilutive securities(1)	—	—	—	—
Weighted average shares outstanding—diluted	774	772	774	771

Basic and Diluted EPS
Basic EPS	$(0.30)	$(0.18)	$(0.34)	$(0.32)
Diluted EPS	$(0.30)	$(0.18)	$(0.34)	$(0.32)

(1)	As we incurred a net loss for the three and six months ended June 30, 2012 and 2011, diluted loss per share is calculated the same as basic loss per share.

The weighted average number of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)

Stock options	19	19	18	19
Restricted stock units	9	4	7	4
Total number of antidilutive shares	28	23	25	23

8.  Accumulated Other Comprehensive Loss

The component balances of accumulated other comprehensive loss, included in the consolidated balance sheets, are as follows:

	June 30, 2012	December 31, 2011
	(in millions)

Pension and other postretirement benefits—actuarial losses, net	$(138)	$(142)
Pension and other postretirement benefits—prior service credit, net	5	7
Cash flow hedges—interest rate swaps	(46)	(34)
Other, net	—	(1)
Accumulated other comprehensive loss	$(179)	$(170)

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

The Eastern PJM segment consists of eight generating facilities located in Maryland, New Jersey and Virginia with total net generating capacity of 6,341 MW.  The Western PJM/MISO segment consists of 23 generating facilities located in Illinois, Ohio and Pennsylvania with total net generating capacity of 7,086 MW.  The total net generating capacity for the Western PJM/MISO segment excludes certain units at Elrama and Niles (397 MW), which were deactivated in June 2012.  The California segment consists of seven generating facilities located in California, with total net generating capacity of 5,391 MW and includes business development and construction activities for GenOn Marsh Landing.  The total net generating capacity for California excludes the Potrero generating facility (362 MW), which was shut down in February 2011.  See note 2 for a discussion of generating facilities in the Eastern PJM, Western PJM/MISO and California segments that we expect to retire, mothball or place in long-term protective layup between October 2012 and May 2015.  The Energy Marketing segment consists of proprietary trading, fuel oil management and natural gas transportation and storage activities.  Other Operations consists of seven generating facilities located in Florida, Massachusetts, Mississippi, New York and Texas with total net generating capacity of 3,852 MW.  We sold our Indian River generating facility (586 MW), which was included in the Other Operations segment, in January 2012.  A tolling agreement on the Vandolah facility (630 MW), which entitled us to purchase and dispatch electric generating capacity, expired in May 2012.  Other Operations also includes unallocated overhead expenses and other activity that cannot be identified specifically with another segment.  All revenues are generated and long-lived assets are located within the United States.

The measure of profit or loss for our reportable segments is operating income/loss.  This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

	Eastern PJM		Western PJM/MISO	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2012:
Operating revenues(1)	$221		$180	$31	$45	$44	$—	$521
Cost of fuel, electricity and other products(2)	154		91	1	34	26	—	306
Gross margin (excluding depreciation and amortization)	67		89	30	11	18	—	215
Operating Expenses:
Operations and maintenance	85	(3)	114	38	1	26	—	264
Depreciation and amortization	34		31	12	—	13	—	90
Total operating expenses	119		145	50	1	39	—	354
Operating income (loss)	$(52)		$(56)	$(20)	$10	$(21)	$—	$(139)

(1)

Includes unrealized gains (losses) of $(66) million, $(30) million, $(4) million, $10 million and $(12) million for Eastern PJM, Western PJM/MISO, California, Energy Marketing and Other Operations, respectively.

(2)	Includes unrealized (gains) losses of $47 million, $1 million, $1 million and $(9) million for Eastern PJM, Western PJM/MISO, Energy Marketing and Other Operations, respectively.
(3)	Includes $31 million of income related to the reversal of the Potomac River obligation under the 2008 agreement with the City of Alexandria.

	Eastern PJM		Western PJM/MISO	California	Energy Marketing	Other Operations		Eliminations	Total
	(in millions)
Six Months Ended June 30, 2012:
Operating revenues(1)	$552		$485	$62	$51	$92		$—	$1,242
Cost of fuel, electricity and other products(2)	269		245	2	15	53		—	584
Gross margin (excluding depreciation and amortization)	283		240	60	36	39		—	658
Operating Expenses:
Operations and maintenance(3)	191	(4)	244	83	3	51		—	572
Depreciation and amortization	67		61	23	—	27		—	178
Gain on sales of assets, net	—		(1)	—	—	(7)		—	(8)
Total operating expenses	258		304	106	3	71		—	742
Operating income (loss)	$25		$(64)	$(46)	$33	$(32)		$—	$(84)
Total assets at June 30, 2012	$4,706		$3,407	$1,059	$2,115	$3,418	(5)	$(2,687)	$12,018

(1)

Includes unrealized gains (losses) of $1 million, $35 million, $(1) million, $14 million and $(8) million for Eastern PJM, Western PJM/MISO, California, Energy Marketing and Other Operations, respectively.

(2)	Includes unrealized (gains) losses of $72 million, $18 million, $2 million and $(9) million for Eastern PJM, Western PJM/MISO, Energy Marketing and Other Operations, respectively.
(3)	Includes costs to deactivate generating facilities of $4 million, $30 million and $2 million for Eastern PJM, Western PJM/MISO and California, respectively.
(4)	Includes $31 million of income related to the reversal of the Potomac River obligation under the 2008 agreement with the City of Alexandria.
(5)	Includes our equity method investment in Sabine Cogen, LP of $20 million.

	Eastern PJM		Western PJM/MISO	California	Energy Marketing	Other Operations		Eliminations	Total
	(in millions)
Three Months Ended June 30, 2011:
Operating revenues(1)	$300		$293	$36	$119	$64		$—	$812
Cost of fuel, electricity and other products(2)	116		157	1	85	31		—	390
Gross margin (excluding depreciation and amortization)	184		136	35	34	33		—	422
Operating Expenses:
Operations and maintenance	146	(3)	149	39	(2)	40	(4)	—	372
Depreciation and amortization	34		31	11	1	13		—	90
Loss on sales of assets, net	—		—	—	—	2		—	2
Total operating expenses	180		180	50	(1)	55		—	464
Operating income (loss)	$4		$(44)	$(15)	$35	$(22)		$—	$(42)

(1)

Includes unrealized gains (losses) of $(27) million, $(22) million, $(1) million, $13 million and $1 million for Eastern PJM, Western PJM/MISO, California, Energy Marketing and Other Operations, respectively.

(2)	Includes unrealized (gains) losses of $(15) million, $(5) million and $2 million for Eastern PJM, Western PJM/MISO and Energy Marketing, respectively.
(3)	Includes $30 million of expense for large scale remediation and settlement costs.
(4)	Includes $14 million of Mirant/RRI Merger-related costs.

	Eastern PJM		Western PJM/MISO	California	Energy Marketing	Other Operations		Eliminations	Total
	(in millions)
Six Months Ended June 30, 2011:
Operating revenues(1)	$616		$617	$72	$204	$117		$—	$1,626
Cost of fuel, electricity and other products(2)	254		320	3	151	63		—	791
Gross margin (excluding depreciation and amortization)	362		297	69	53	54		—	835
Operating Expenses:
Operations and maintenance	252	(3)	260	78	2	85	(4)	—	677
Depreciation and amortization	67		59	21	1	28		—	176
Loss on sales of assets, net	—		—	—	—	1		—	1
Total operating expenses	319		319	99	3	114		—	854
Operating income (loss)	$43		$(22)	$(30)	$50	$(60)		$—	$(19)
Total assets at December 31, 2011	$4,732		$3,343	$856	$2,173	$3,662	(5)	$(2,497)	$12,269

(1)	Includes unrealized losses of $78 million, $35 million, $1 million, $11 million and $10 million for Eastern PJM, Western PJM/MISO, California, Energy Marketing and Other Operations, respectively.
(2)	Includes unrealized gains of $27 million, $9 million and $2 million for Eastern PJM, Western PJM/MISO and Other Operations, respectively.
(3)	Includes $30 million of expense for large scale remediation and settlement costs.
(4)	Includes $37 million of Mirant/RRI Merger-related costs.
(5)	Includes our equity method investment in Sabine Cogen, LP of $22 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)

Operating loss for all segments	$(139)	$(42)	$(84)	$(19)
Interest expense	(85)	(96)	(174)	(205)
Other, net	—	—	2	(22)
Loss before income taxes	$(224)	$(138)	$(256)	$(246)

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

Scrubber Contract Litigation

In January 2011, Stone & Webster, the EPC contractor for the scrubber projects at the Chalk Point, Dickerson and Morgantown generating facilities, filed three suits against us in the United States District Court for the District of Maryland.  Stone & Webster claimed that it had not been paid in accordance with the terms of the EPC agreements for the scrubber projects and sought liens against the properties, which the court granted.  We disputed Stone & Webster’s allegations and in February 2011 filed a related action against Stone &Webster in the United States District Court for the Southern District of New York.  The proceedings in Maryland were stayed pending resolution of the proceeding in New York.

In June 2012, we executed a settlement agreement with Stone & Webster.  Under the terms of the settlement agreement GenOn agreed to pay Stone & Webster $107.1 million in settlement of all outstanding invoices and amounts claimed to be owed by Stone & Webster in connection with the construction of the scrubber projects.  As part of the settlement, Stone & Webster released the $165.6 million in interlocutory liens that had been filed by Stone & Webster on the Chalk Point, Dickerson and Morgantown generating facilities.  As a result of the release of the liens, GenOn Mid-Atlantic released the $165.6 million in reserved cash during June 2012 (previously included as funds on deposit in the consolidated balance sheets).  In connection with the settlement agreement, we dismissed our dispute filed in the United States District Court for the Southern District of New York.

We incurred $1.7 billion in capital expenditures from 2007 to 2012 for compliance with the Maryland Healthy Air Act.

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

Cheswick Class Action Complaint.  In April 2012, a putative class action lawsuit was filed against us in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from our Cheswick generating facility have damaged the property of neighboring residents.  We dispute these allegations.  Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief.  Plaintiffs seek to certify a class that consists of people who own property or live within one mile of our plant.  In July 2012, we removed the lawsuit to the United States District Court for the Western District of Pennsylvania.

Cheswick Monarch Mine NOV.  In 2008, the PADEP issued an NOV related to the Monarch mine located near our Cheswick generating facility.  It has not been mined for many years.  We use it for disposal of low-volume wastewater from the Cheswick generating facility and for disposal of leachate collected from ash disposal facilities.  The NOV addresses the alleged requirement to maintain a minimum pumping volume from the mine.  The PADEP indicated it may assess a civil penalty in excess of $100,000.  We contest the allegations in the NOV and have not agreed to such penalty.  We are currently planning capital expenditures in connection with wastewater from Cheswick and leachate from ash disposal facilities.

Conemaugh Alleged Clean Streams Law Violations.  The PADEP has alleged that several violations of the Pennsylvania Clean Streams Law occurred at the Conemaugh generating facility.  We have an agreement in principle with the PADEP that we expect will resolve these issues and obligate us to pay a civil penalty of $500,000.  We are responsible for 16.45% of this amount.

Maryland Fly Ash Facilities.  We have three fly ash facilities in Maryland: Faulkner, Westland and Brandywine.  We dispose of fly ash from our Morgantown and Chalk Point generating facilities at Brandywine.  We dispose of fly ash from our Dickerson generating facility at Westland.  We no longer dispose of fly ash at the Faulkner facility.  As described below, the MDE has sued us regarding Faulkner and Brandywine and threatened to sue regarding Westland.  The MDE also had threatened not to renew the water discharge permits for all three facilities.

Faulkner Litigation.  In May 2008, the MDE sued us in the Circuit Court for Charles County, Maryland alleging violations of Maryland’s water pollution laws at Faulkner.  The MDE contended that the operation of Faulkner had resulted in the discharge of pollutants that exceeded Maryland’s water quality criteria and without the appropriate NPDES permit.  The MDE also alleged that we failed to perform certain sampling and reporting required under an applicable NPDES permit.  The MDE complaint requested that the court (a) prohibit continuation of the alleged unpermitted discharges, (b) require us to cease from further disposal of any coal combustion byproducts at Faulkner and close and cap the existing disposal cells and (c) assess civil penalties.  In July 2008, we filed a motion to dismiss the complaint, arguing that the discharges are permitted by a December 2000 Consent Order.  In January 2011, the MDE dismissed without prejudice its complaint and informed us that it intended to file a similar lawsuit in federal court.  In May 2011, the MDE filed a complaint against us in the United States District Court for the District of Maryland alleging violations at Faulkner of the Clean Water Act and Maryland’s Water Pollution Control Law.  The MDE contends that (a) certain of our water discharges are not authorized by our existing permit and (b) operation of the Faulkner facility has resulted in discharges of pollutants that violate water quality criteria.  The complaint asks the court to, among other things, (a) enjoin further disposal of coal ash; (b) enjoin discharges that are not authorized by our existing permit; (c) require numerous technical studies; (d) impose civil penalties and (e) award MDE attorneys’ fees.  We dispute the allegations.

Brandywine Litigation.  In April 2010, the MDE filed a complaint against us in the United States District Court for the District of Maryland asserting violations at Brandywine of the Clean Water Act and Maryland’s Water Pollution Control Law.  The MDE contends that the operation of Brandywine has resulted in discharges of pollutants that violate Maryland’s water quality criteria.  The complaint requests that the court, among other things, (a) enjoin further disposal of coal combustion waste at Brandywine, (b) require us to close and cap the existing open disposal cells within one year, (c) impose civil penalties and (d) award MDE attorneys’ fees.  We dispute the allegations.  In September 2010, four environmental advocacy groups became intervening parties in the proceeding.

Threatened Westland Litigation.  In January 2011, the MDE informed us that it intended to sue us for alleged violations at Westland of Maryland’s water pollution laws.  To date, MDE has not sued us regarding our ash disposal.

Permit Renewals.  In March 2011, the MDE tentatively determined to deny our application for the renewal of the water discharge permit for Brandywine, which could result in a significant increase in operating expenses for our Chalk Point and Morgantown generating facilities.  The MDE also had indicated that it was planning to deny our applications for the renewal of the water discharge permits for Faulkner and Westland.  Denial of the renewal of the water discharge permit for the latter facility could result in a significant increase in operating expenses for our Dickerson generating facility.

Stay and Settlement Discussions.  In June 2011, the MDE agreed to stay the litigation related to Faulkner and Brandywine while we pursued settlement of allegations related to the three Maryland ash facilities.  MDE also agreed not to pursue its tentative denial of our application to renew our water discharge permit at Brandywine and agreed not to act on our renewal applications for Faulkner or Westland while we were discussing settlement.  As a condition to obtaining the stay, we agreed in principle to pay a civil penalty of $2.5 million to the MDE if we reach a comprehensive settlement regarding all of the allegations related to the three Maryland ash facilities.  We accrued $1.9 million during 2011 and $0.6 million during the three months ended June 30, 2012 for a total of $2.5 million.  We also developed a technical solution, which includes installing synthetic caps on the closed cells of each of the three ash facilities.  During 2011, we accrued $47 million for the estimated cost of the technical solution.  We have concluded our settlement discussions with the MDE.  We expect to sign a consent decree settling these matters in August 2012.  At this time, we cannot reasonably estimate the upper range of our obligations for remediating the sites for the following reasons: (a) we have not finished assessing each site including identifying the full impacts to both ground and surface water and the impacts to the surrounding habitat; (b) we have not finalized with the MDE the standards to which we must remediate; and (c) we have not identified the technologies required, if any, to meet the mandated remediation standards at each site nor the timing of the design and installation of such technologies.

Brandywine Storm Damage and Ash Recovery.  As a result of Hurricane Irene and Tropical Storm Lee in August and September 2011, an estimated 8,800 cubic yards of coal fly ash stored in one of the cells at the Brandywine ash disposal site flowed onto 18 acres of private property adjacent to the site.  During 2011, we accrued $10 million for the estimated costs to remove and clean up the ash.  We have removed the released ash from the private property and are finalizing the remaining clean-up activities with the MDE and the property owners.  Nearing completion, we have been able to define more narrowly our costs and have therefore adjusted our estimate and reversed $4 million during the three months ended June 30, 2012.  We are pursuing recovery under our insurance policies for our costs to remove and clean up the ash.

Brandywine Filling of Wetlands.  While expanding and installing a liner at the Brandywine ash disposal site, we inadvertently filled wetlands without having all of the requisite permits.  The MDE also has alleged that we violated the notice requirements of our sediment and erosion control plan.  In March 2012, the MDE informed us that it was considering seeking a fine in excess of $100,000 to settle the storm damage and the filling of wetlands without requisite permits.  In July 2012, the MDE filed a complaint in the Circuit Court for Prince George’s County, Maryland for civil penalties and injunctive relief related to this matter.  We are currently in settlement discussions with the MDE but have agreed in principle to settle this matter by paying a fine of $300,000.

Ash Disposal Facility Closures.  We are responsible for environmental costs related to the future closures of several ash disposal facilities.  We have accrued the estimated discounted costs ($40 million and $38 million at June 30, 2012 and December 31, 2011, respectively) associated with these environmental liabilities as part of the asset retirement obligations.  These amounts are exclusive of the $47 million accrual for the technical solution for the three ash facilities in Maryland discussed above.

Remediation Obligations.  We are responsible under the Industrial Site Recovery Act for environmental costs related to site contamination investigations and remediation requirements at four generating facilities in New Jersey.  We have accrued the estimated long-term liability for the remediation costs of $6 million at June 30, 2012 and December 31, 2011.

Chapter 11 Proceedings

In July 2003, and various dates thereafter, the Mirant Debtors filed voluntary petitions in the Bankruptcy Court for relief under Chapter 11 of the United States Bankruptcy Code.  GenOn Energy Holdings and most of the other Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective.  The remaining Mirant Debtors emerged from bankruptcy on various dates in 2007.  Approximately 461,000 of the shares of GenOn Energy Holdings common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved.  Upon the Mirant/RRI Merger, those reserved shares converted into a reserve for approximately 1.3 million shares of GenOn common stock.  Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of common stock, cash, or both as previously allowed claims, regardless of the price at which the common stock is trading at the time the claim is resolved.  If the aggregate amount of any such payouts results in the number of reserved shares being insufficient, additional shares of common stock may be issued to address the shortfall.

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

Texas Franchise Audit

In 2008 and 2009, the State of Texas, as a result of its audit, issued franchise tax assessments against us indicating an underpayment of franchise tax of $71 million (including interest and penalties through June 30, 2012 of $28 million).  These assessments are related primarily to a claim by Texas that would change the sourcing of intercompany receipts for the years 2000 through 2006, thereby increasing the amount of tax due to Texas.  We disagree with most of the State’s assessment and its determination of the related tax liability.  Given the disagreement with the State’s position, we have accrued a portion of the liability but have protested the entire assessment and are currently in the administrative appeals process.  If we do not fully resolve or come to satisfactory settlement of the protested issues, then we could pay up to the entire amount of the assessed tax, penalties and interest.  We intend to defend fully our position in the administrative appeals process and if such defense requires litigation, would be required to pay the full assessment and sue for refund.

NRG Merger Litigation

In July 2012, we, the members of our board of directors, NRG, and Plus Merger Corporation (a wholly-owned subsidiary of NRG) were named defendants in three purported class action lawsuits filed in the District Court of Harris County, Texas, one purported class action lawsuit filed in the United States District Court for the Southern District of Texas, and five purported class action lawsuits filed in the Court of Chancery of the State of Delaware, in each case, brought on behalf of proposed classes consisting of holders of our common stock, excluding defendants and their affiliates.  The complaints allege, among other things, that the NRG Merger Agreement was the product of breaches of fiduciary duties by the individual defendants, in that it allegedly does not maximize the value for our stockholders, and that the other defendants aided and abetted the individual defendants’ breaches of fiduciary duties.  The complaints seek, among other things, (a) a declaration that the NRG Merger Agreement was entered into in breach of the defendants’ duties, (b) to enjoin defendants from consummating the NRG Merger, (c) directing the defendants to exercise their duties to obtain a transaction which is in the best interests of our stockholders, (d) granting the class members any benefits allegedly improperly received by the defendants, and/or (e) a rescission of the NRG Merger if it is consummated.  We think that the allegations of the complaints are without merit and that we have substantial meritorious defenses to the claims made in these actions.  See note 11.

11.  Subsequent Event

On July 20, 2012, we entered into the NRG Merger Agreement with NRG Energy, Inc. and a direct wholly-owned subsidiary of NRG.  Upon the terms and subject to the conditions set forth in the NRG Merger Agreement, which has been approved by the boards of directors of GenOn and NRG, a wholly-owned subsidiary of NRG will merge with and into GenOn, with GenOn continuing as the surviving corporation and a wholly owned subsidiary of NRG.

Upon closing of the NRG Merger, each issued and outstanding share of our common stock will automatically convert into the right to receive 0.1216 shares of common stock of NRG based on the exchange ratio.  All outstanding stock options (other than options granted in 2012) will immediately vest and all outstanding stock options will generally convert upon completion of the NRG Merger into stock options with respect to NRG common stock, after giving effect to the exchange ratio.  In addition, all outstanding restricted stock units (other than restricted stock units granted in 2012) will immediately vest and all outstanding restricted stock units will be exchanged for the NRG Merger consideration.  All outstanding stock options and restricted stock units granted in 2012 will vest at the holder’s termination date if the termination is as a result of the NRG Merger and within two years of the closing date.  See note 6.

The NRG Merger is intended to qualify as a tax-free reorganization under the IRC, as amended, so that none of GenOn, NRG or any of our stockholders generally will recognize any gain or loss in the transaction, except that our stockholders will recognize gain with respect to cash received in lieu of fractional shares of NRG common stock.

Completion of the NRG Merger is contingent upon, among other things, (a) approvals by NRG stockholders of the issuance of NRG common stock in the NRG Merger and the approval and adoption of the amendment to NRG’s certificate of incorporation to allow the size of NRG’s board of directors to be increased to 16 in connection with the closing of the NRG Merger, (b) adoption of the NRG Merger Agreement by our stockholders,

(c) effectiveness of an NRG registration statement on Form S-4 and approval of the New York Stock Exchange listing for the NRG common stock to be issued in the NRG Merger, (d) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and (e) receipt of all required regulatory approvals, including approvals from the FERC, the Public Utility Commission of Texas, and the New York Public Service Commission (or the determination by the Public Utility Commission of Texas and the New York Public Service Commission that no approval is required).

We and NRG are also subject to restrictions on our respective ability to solicit alternative acquisition proposals and to provide information to, and engage in discussion with, third parties, except under limited circumstances to permit our or NRG’s board of directors to comply with their respective fiduciary duties.  The NRG Merger Agreement contains termination rights for both us and NRG and further provides that, upon termination of the NRG Merger Agreement under specified circumstances, NRG may be required to pay a termination fee of $120 million to us and we may be required to pay NRG a termination fee of $60 million.

In addition, at NRG’s request and upon the terms and subject to the conditions of the NRG Merger Agreement, we will commence a “change of control” tender offer for each series of our outstanding notes due 2014, 2017, 2018 and 2020, conditioned on the completion of the NRG Merger (the Change in Control Offers).  In addition, upon the terms and subject to the conditions of the NRG Merger Agreement, NRG may, at its election following consultation with us, commence a tender offer for cash or an exchange offer for securities for all or any portion of our outstanding notes due 2014, 2017, 2018 and 2020, conditioned on the completion of the NRG Merger (together with the Change in Control Offers, the Debt Offers).  NRG may, upon the terms and subject to the conditions of the NRG Merger Agreement, elect to also undertake a consent solicitation to alter the terms of any of our remaining notes due 2014, 2017, 2018 and 2020 outstanding after such tender or exchange offers.  NRG intends to fund the Debt Offers and the related fees, commissions and expenses with a combination of funds available at each company (including funds available under existing credit facilities) and, to the extent necessary, new financing for which NRG has obtained commitment letters from Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc. to fund up to $1.6 billion under a new senior secured term loan facility, to the extent such funds are necessary to consummate the Debt Offers.  NRG has agreed to use reasonable best efforts to obtain the financing, to the extent required, and we have agreed to use reasonable best efforts to cooperate in NRG’s efforts to obtain the financing.  There are no financing conditions to the NRG Merger and the NRG Merger is not conditioned upon the completion of the Debt Offers or the funding of the financing.

In addition, we will experience an ownership change under the applicable tax rules as a result of the NRG Merger.  Immediately following the NRG Merger, we and NRG will be members of the same consolidated federal income tax group.  The ability of this consolidated tax group to deduct the pre-NRG Merger NOL carry forwards of GenOn against the post-merger taxable income of the group will be substantially limited as a result of the ownership change.

We anticipate completing the NRG Merger by the first quarter of 2013.  Prior to the completion of the NRG Merger, we and NRG will continue to operate as independent companies.  Except for specific references to the pending NRG Merger, the disclosures contained in this report on Form 10-Q relate solely to us.  Information concerning the proposed NRG Merger will be included in a joint proxy statement/prospectus contained in the registration statement on Form S-4, which NRG will file with the Securities and Exchange Commission in connection with the NRG Merger.

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

Overview

We are a wholesale generator with approximately 22,700 MW of net electric generating capacity located, in many cases, near major metropolitan load centers in the PJM, MISO, Northeast and Southeast regions, and California.  We also operate integrated asset management and proprietary trading operations.  Our customers are principally ISOs, RTOs and investor-owned utilities.

Our generating capacity is 58% in PJM, 24% in CAISO, 11% in NYISO and ISO NE, 6% in the Southeast and 1% in MISO.  The net generating capacity of these facilities consists of approximately 39% baseload, 42% intermediate and 19% peaking capacity.  Our coal facilities generally dispatch as baseload capacity, although some dispatch as intermediate capacity, and our gas, oil and dual fuel plants primarily dispatch as intermediate and/or peaking capacity.

Proposed Merger with NRG.  On July 20, 2012, we entered into the NRG Merger Agreement with NRG Energy, Inc. and a direct wholly-owned subsidiary of NRG.  Upon the terms and subject to the conditions set forth in the NRG Merger Agreement, which has been approved by the boards of directors of GenOn and NRG, a wholly-owned subsidiary of NRG will merge with and into GenOn, with GenOn continuing as the surviving corporation and a wholly owned subsidiary of NRG.

Upon closing of the NRG Merger, each issued and outstanding share of our common stock will automatically convert into the right to receive 0.1216 shares of common stock of NRG based on the exchange ratio.  In addition, certain stock options and restricted stock units will immediately vest.  See note 6 to our interim financial statements.

Completion of the NRG Merger is contingent upon, among other things, (a) approvals by NRG stockholders of the issuance of NRG common stock in the NRG Merger and the approval and adoption of the amendment to NRG’s certificate of incorporation to allow the size of NRG’s board of directors to be increased to 16 in connection with the closing of the NRG Merger, (b) adoption of the NRG Merger Agreement by our stockholders, (c) effectiveness of an NRG registration statement on Form S-4 and approval of the New York Stock Exchange listing for the NRG common stock to be issued in the NRG Merger, (d) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and (e) receipt of all required regulatory approvals, including approvals from the FERC, the Public Utility Commission of Texas, and the New York Public Service Commission (or the determination by the Public Utility Commission of Texas and the New York Public Service Commission that no approval is required).

In addition, we will experience an ownership change under the applicable tax rules as a result of the NRG Merger.  Immediately following the NRG Merger, we and NRG will be members of the same consolidated federal income tax group.  The ability of this consolidated tax group to deduct the pre-NRG Merger NOL carry forwards of GenOn against the post-merger taxable income of the group will be substantially limited as a result of the ownership change.

We anticipate completing the NRG Merger by the first quarter of 2013.  Prior to the completion of the NRG Merger, we and NRG will continue to operate as independent companies.  Except for specific references to the pending NRG Merger, the disclosures contained in this report on Form 10-Q relate solely to us.  Information concerning the proposed NRG Merger will be included in a joint proxy statement/prospectus contained in the registration statement on Form S-4, which NRG will file with the Securities and Exchange Commission in connection with the NRG Merger.

Expected Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities

We are subject to extensive environmental regulation by federal, state and local authorities under a variety of statutes, regulations and permits that address discharges into the air, water and soil, and the proper handling of solid, hazardous and toxic materials and waste.  Complying with increasingly stringent environmental requirements involves significant capital and operating expenses.  To the extent forecasted returns on investments necessary to comply with environmental regulations are insufficient for a particular facility, we plan to deactivate that facility.  In determining the forecasted returns on investments, we factor in forecasted energy and capacity prices, expected capital expenditures, operating costs, property taxes and other factors.  We deactivated the following coal-fired units at the referenced times:  Niles unit 2 (108 MW) June 2012 and Elrama units 1-3 (289 MW) mothballed June 2012 (plan to retire in March 2014).  We expect to deactivate the following generating capacity, primarily coal-fired units, at the referenced times:  Niles unit 1 (109 MW) October 2012, Elrama unit 4 (171 MW) mothball October 2012 (plan to retire in March 2014), Portland (401 MW) January 2015, Avon Lake (732 MW) April 2015, New Castle (330 MW) April 2015, Titus (243 MW) April 2015, Shawville (597 MW) place in long-term protective layup in April 2015 and Glen Gardner (160 MW) May 2015.  The foregoing eight generating facilities contributed 13% to our realized gross margin during the year of 2011.  We filed for RMR arrangements for Niles unit 1 and Elrama unit 4 that are in effect from June 1 through September 30, 2012.  See “Regulatory Matters” below for further discussion.

We expect industry retirements of coal-fired generating facilities to contribute to a tightening of supply and demand fundamentals and higher prices for the remaining generating facilities will more than offset reduced earnings from our unit deactivations.  Consequently, we expect the resulting higher market prices to provide adequate returns on investment in environmental controls necessary to meet promulgated and anticipated requirements.  Accordingly, we expect to invest approximately $603 million to $742 million over the next decade for selective catalytic reduction emissions controls and other major environmental controls to meet certain air and water quality requirements, which we expect to fund from existing sources of liquidity.

In addition to the deactivations of the above facilities, we plan to retire our Potomac River facility in October 2012 and our Contra Costa facility in May 2013.  See note 2 to our interim financial statements.

Hedging Activities

We hedge economically a substantial portion of our PJM coal-fired baseload generation and certain of our other generation.  We generally do not hedge our intermediate and peaking units for tenors greater than 12 months.  We hedge economically using products which we expect to be effective to mitigate the price risk of our generation.  However, as a result of market liquidity limitations, our hedges often are not an exact match for the generation being hedged, and we have some risks resulting from price differentials for different delivery points.  In addition, we have risks for implied differences in heat rates when we hedge economically power using natural gas.  Currently, a significant portion of our hedges are financial swap transactions between GenOn Mid-Atlantic and financial counterparties that are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties.  At July 9, 2012, our aggregate hedge levels based on expected generation for each year were as follows:

	2012(1)	2013	2014	2015	2016

Power	91%	76%	35%	18%	11%
Fuel	84%	37%	16%	9%	9%

(1)	Percentages represent the period from August through December 2012.

Dodd-Frank Act

The Dodd-Frank Act, which was enacted in July 2010, increases the regulation of transactions involving OTC derivative financial instruments.

Under the Dodd-Frank Act, entities defined as “swap dealers” and “major swap participants” will face costly requirements for clearing and posting margin, as well as additional requirements for reporting and business conduct.  The CFTC and the United States Securities and Exchange Commission adopted a joint rule further defining the terms “swap dealer” and “major swap participant” among others.  We are currently reviewing the definitions in the rule to determine the impact, if any, on our commercial activity.  Although we do not expect our commercial activity to result in our designation as a “swap dealer” or “major swap participant,” the “swap dealer” definition in particular is ambiguous in certain respects and the designation as such will be decided by facts and circumstance tests.

In addition, in early July 2012, the “swap” definition and end-user exemption final rules were approved by the CFTC and we expect they will be published in the Federal Register soon.  Once published, the “swap” definition rule will trigger a 60-day clock for enforceability of some Dodd-Frank Act requirements, including spot-month position limits for designated energy, futures and price-linked swaps.  We think ambiguity remains as to electric power ISO/RTO products, including Financial Transmission Rights.  Several ISO’s, including PJM, CAISO, ISO-NE and the NYISO, have filed exemption applications with the CFTC; however, the CFTC has not yet responded to their exemption requests.  The CFTC extended the exemptive relief from certain provisions of the Commodity Exchange Act to December 31, 2012, or until a date the CFTC may otherwise determine with respect to a particular requirement under the Commodity Exchange Act.

Capital Expenditures and Capital Resources

During the six months ended June 30, 2012, we invested $327 million for capital expenditures, excluding capitalized interest paid.  Capital expenditures for the period primarily related to the construction of the Marsh Landing generating facility, a $107.1 million settlement payment resulting from the scrubber contract litigation, and maintenance capital expenditures.  We incurred $1.7 billion in capital expenditures from 2007 to 2012 for compliance with the Maryland Healthy Air Act.  See note 10 to our interim financial statements for further discussion of the scrubber contract litigation settlement.

The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest not related to the Marsh Landing generating facility, for the remainder of 2012 and 2013:

	July 1, 2012 through December 31, 2012	2013
	(in millions)

Maintenance	$63	$133
Environmental	34	119
Construction:
Marsh Landing generating facility	211	56
Other	5	—
Other	8	10
Total	$321	$318

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

Environmental Matters

Federal Rules Regarding CO2.  In light of the United States Supreme Court ruling in Massachusetts v. EPA that greenhouse gases fit within the Clean Air Act’s definition of “air pollutant,” the EPA has proposed and promulgated regulations regarding the emission of greenhouse gases.  In September 2009, the EPA issued a rule that requires owners of facilities in many sectors of the economy, including power generation, to report annually to the EPA the quantity and source of greenhouse gas emissions released from those facilities.  In addition to this reporting requirement, the EPA has promulgated several rules that address greenhouse gas emissions.  In December 2009, under a portion of the Clean Air Act that regulates vehicles, the EPA determined that elevated concentrations of greenhouse gases in the atmosphere endanger the public’s health and welfare through their contribution to climate change (Endangerment Finding).  In April 2010, the EPA finalized a rule to regulate greenhouse gases from vehicles beginning in model year 2012 (Vehicle Rule).  In April 2010, the EPA also issued its “Reconsideration of Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs” (Tailoring Rule), which addresses the scope of pollutants subject to certain permitting requirements under the Clean Air Act as well as when such requirements become effective.  The EPA has stated that, because of the vehicle rule, emissions of greenhouse gases from new stationary sources such as power plants and from major modifications to such sources are subject to certain Clean Air Act permitting requirements as of January 2011.  These permitting requirements require such sources to use “best available control technology” to limit their greenhouse gases.  Legal challenges to the Endangerment Finding, the Vehicle Rule and the Tailoring Rule were consolidated and in June 2012, the United States Court of Appeals for the District of Columbia Circuit denied or dismissed the petitions seeking review of these rules.

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

PJM.  In January 2011, New Jersey enacted legislation which requires the New Jersey Board of Public Utilities to implement a Long Term Capacity Agreement Pilot Program providing for new generating capacity in the state. The new generating capacity would be required to participate and be accepted as a capacity resource in the PJM capacity market.  The New Jersey Board of Public Utilities awarded three contracts for new generating capacity as required by the statute.  In May 2012, two of the three projects were accepted as a capacity resource in the 2015/2016 RPM capacity auction, while the third project failed to clear the auction.  Because the law could have a negative effect on capacity prices in PJM in future years, in February 2011, a group of companies filed suit in the

U.S. District Court for the District of New Jersey asking the court to declare the New Jersey legislation unconstitutional.  We are not a party to the ongoing proceeding.

In September 2011, the MPSC issued a request for proposal for up to 1,500 MWs of new natural gas-fired generating capacity to be located in the Southwestern Mid-Atlantic Area Council zone of PJM.  The order provided for project submittals and a MPSC hearing in January 2012 to determine whether new generating capacity is needed to meet the long-term anticipated demand in Maryland.  We filed comments with the MPSC stating there is no need for additional capacity at this time.  In April 2012, the MPSC ordered the state’s three public utility companies to enter into a contract with CPV Maryland, LLC for the output of a new 661 MW combined cycle facility in the Southwestern Mid-Atlantic Area Council zone of PJM to be constructed and operational by 2015.  The contract required the generating facility be bid into the PJM capacity market in a manner consistent with the PJM tariff.  CPV Maryland, LLC bid into the PJM capacity market for the 2015/2016 auction year and cleared the auction.  In April 2012, certain companies (not including us) filed in the U.S. District Court for the District of Maryland a complaint for declaratory and injunctive relief barring the implementation of the MPSC order.  There have been petitions for judicial review on the administrative record filed by certain companies (not including us) in various circuit courts in Maryland.  It is possible that the MPSC will continue to seek additional contracts for new generating capacity.  Such contracts could result in reduced future capacity prices and energy prices in PJM.  A number of companies (including us) have publicly indicated that they intend to pursue changes in the PJM auction rules to ensure that future RPM auctions are not adversely affected as a result of such contracting and bidding practices.

MISO.  Our MISO generating facility sells electricity into the markets operated by MISO.  MISO manages the transmission system and provides open access to its transmission system and markets to all market participants on an equal basis.  MISO operates physical and financial energy markets using a locational marginal pricing model, which calculates a price for every generator and load point within MISO and is similar to the model utilized by PJM. MISO operates day-ahead and real-time markets into which generators can offer to provide energy.  MISO does not currently administer a centralized capacity market; instead it uses an enforceable Planning Reserve Margin to ensure resource adequacy.  In July 2011, MISO filed with the FERC a proposal for an auction mechanism to meet locational reserve requirements to be established for each planning year.  In June 2012, the FERC issued an order accepting many elements of the MISO filing; however, the FERC rejected the requirement of a mandatory capacity auction and instead implemented a voluntary auction for load serving entities that were capacity deficient for the planning year.  The FERC directed MISO to make further filings to implement the June 2012 FERC order.  Depending upon the timing of the FERC’s acceptance of MISO’s additional filings, the first voluntary auction will take place in April 2013 for the June 2013 to May 2014 planning year.  MISO also has an ancillary services market.  A feature of the ancillary services market is the addition of scarcity pricing that, during supply shortages, can raise the combined price of energy and ancillary services significantly higher than the previous cap of $1,000/MWh.

RMR.  In May 2012, we filed with the FERC an RMR rate schedule governing operation of unit 4 of the Elrama generating facility and unit 1 of the Niles generating facility.  PJM determined that each of these units was needed past their planned deactivation date of June 1, 2012 to maintain transmission system reliability on the PJM system pending the completion of transmission upgrades.  The RMR rate schedule sets forth the terms, conditions and cost-based rates under which we will continue to operate the units for reliability purposes through September 30, 2012, which is the date PJM indicated the units would no longer be needed for reliability.  In July 2012, the FERC accepted our RMR rate schedule subject to hearing and settlement procedures.  In the settlement discussions ordered by the FERC or in any subsequent hearing, our RMR rate schedule may be modified from that which we filed.  The rates we are currently charging are subject to refund pending a ruling or settlement.

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

We experienced a decrease in power generation volumes during the six months ended June 30, 2012, as compared to the same period in 2011, particularly in our Eastern PJM and Western PJM/MISO segments.  The decrease in generation occurred primarily at our coal-fired facilities and was caused by a combination of unseasonably mild weather and contracting dark spreads resulting from decreasing natural gas prices.  Consequently, we have significant coal inventories at our generating facilities and, in the case of our Mid-Atlantic facilities, such inventories were at the maximum available storage capacity of such facilities.  In April 2012, we issued notices of force majeure under the respective coal contracts as it was impossible for us to take coal at such facilities.  Recently we issued notices to the affected coal suppliers that the force majeure conditions have abated and, accordingly, we expect to resume shipments in accordance with the coal contracts.  A number of the suppliers disputed our invocation of force majeure.  In our communications with the affected coal suppliers, we have advised them that we expect to take all the coal for which we have contracted, at the contracted prices, as we are able to do so.

Capacity Sales

Capacity sales, whether made bilaterally or through periodic auction processes in the ISO and RTO markets in which we participate, provide an important source of predictable revenues for us over the contracted periods.  In the recent PJM RPM auction we secured over $500 million of capacity revenue for the planning year 2015/2016.  At July 9, 2012, total projected contracted capacity and PPA revenues for which prices have been set for the last six months of 2012 and 2013-2016 are $3.4 billion.

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

We also disclose the non-GAAP financial measures adjusted net income/loss and adjusted EBITDA as consolidated performance measures, which exclude unrealized gross margin.  As indicated above, management generally evaluates our operating results excluding the effect of unrealized gains and losses.  Adjusted net income/loss and adjusted EBITDA also exclude, as applicable: (a) Mirant/RRI Merger-related costs, (b) lower of cost or market adjustments to our commodity inventories, net of recoveries, (c) impairment losses, (d) gain/loss on early extinguishment of debt, (e) large scale remediation and settlement costs, (f) major litigation costs, net of recoveries, (g) costs to deactivate generating facilities, (h) advance settlement of an out-of-market contract obligation, (i) reversal of Potomac River obligation under the 2008 agreement with the City of Alexandria and (j) certain other items.  We exclude or adjust for these items to provide a more meaningful representation of our ongoing results of operations.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Consolidated Financial Performance

We reported a net loss of $228 million and $138 million during the three months ended June 30, 2012 and 2011, respectively.  The change in net loss is detailed as follows:

	Three Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)

Realized gross margin	$357	$440	$(83)
Unrealized gross margin	(142)	(18)	(124)
Total gross margin (excluding depreciation and amortization)	215	422	(207)
Operating expenses:
Operations and maintenance	264	372	(108)
Depreciation and amortization	90	90	—
Loss on sales of assets, net	—	2	(2)
Total operating expenses	354	464	(110)
Operating loss	(139)	(42)	(97)
Other expense, net:
Interest expense, net	(85)	(96)	(11)
Total other expense, net	(85)	(96)	(11)
Loss before income taxes	(224)	(138)	(86)
Provision for income taxes	4	—	4
Net loss	$(228)	$(138)	$(90)

Realized Gross Margin.  Our realized gross margin decrease of $83 million was principally a result of the following:

•                  $96 million decrease in energy, primarily as a result of (a) a $75 million decrease resulting from reduced generation volumes as a result of contracting dark spreads for our coal-fired units, partially offset by an increase in generation volumes for our gas-fired units as a result of expanding spark spreads and (b) a $21 million decrease in our Energy Marketing segment primarily as a result of decreases in income from proprietary trading; and

•                  $34 million decrease in contracted and capacity primarily resulting from lower capacity prices in our Eastern PJM and Western PJM/MISO segments; partially offset by

•                  $47 million increase in realized value of hedges, primarily as a result of a $77 million increase in power hedges primarily resulting from lower prices, offset in part by a $28 million decrease in coal hedges primarily resulting from lower prices.

Unrealized Gross Margin.  Our unrealized gross margin for both periods reflects the following:

•                  unrealized losses of $142 million during the three months ended June 30, 2012, which included $93 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period and a $49 million net decrease in the value of hedge and proprietary trading contracts for future periods.  The decrease in value was primarily related to decreases in forward coal prices and the recognition of certain coal agreements at fair value beginning in May 2012, partially offset by decreases in forward power and natural gas prices in future years; and

•                  unrealized losses of $18 million during the three months ended June 30, 2011, which included $58 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period offset by a $40 million net increase in the value of hedge and proprietary trading contracts for future periods.  The increase in value was primarily related to decreases in forward power and natural gas prices and increases in forward coal prices.

Operating Expenses.  Our operating expenses decrease of $110 million was principally a result of the following:

•                  $108 million decrease in operations and maintenance expense primarily related to the following:

•            $33 million change in large scale remediation and settlement costs as we accrued $30 million for remediation costs at our Maryland ash facilities in 2011 and reversed a net $3 million in 2012;

•            $32 million decrease primarily as a result of lower project, outage and maintenance expenses;

•            $31 million reversal of the previously recorded Potomac River obligation under the 2008 agreement with the City of Alexandria; and

•            $12 million decrease in Mirant/RRI Merger-related costs, primarily for severance, partially offset by

•            $11 million reversal of Montgomery County Carbon levy assessment recorded in 2011, which included $8 million related to the refund received in the third quarter of 2011.

Interest Expense, Net.

The decrease of $11 million was principally a result of an $8 million decrease related to lower interest expense as a result of the repayment in 2011 of GenOn Americas Generation senior unsecured notes and PEDFA bonds.

Adjusted Net Loss and Adjusted EBITDA.  The following table reconciles the non-GAAP consolidated performance measures adjusted net loss and adjusted EBITDA to net loss on a historical basis.  See the discussion above regarding the significant items excluded or adjusted in arriving at the non-GAAP measures in the table below.  The following compares actual results for the three months ended June 30, 2012 to the same period of 2011 and provides discussion of the changes.

	Three Months Ended June 30,
	2012	2011
	(in millions)

Net Loss	$(228)	$(138)
Unrealized losses	142	18
Mirant/RRI Merger-related costs	2	14
Lower of cost or market inventory adjustments, net	3	(4)
Gain on early extinguishment of debt	—	(1)
Major litigation costs, net of recoveries	2	7
Reversal of Montgomery County carbon levy assessment for prior year	—	(8)
Costs to deactivate generating facilities	3	—
Large scale remediation and settlement costs	(3)	30
Reversal of Potomac River settlement obligation	(31)	—
Other, net	3	—
Adjusted Net Loss	(107)	(82)

Interest expense, net	85	96
Provision for income taxes	4	—
Depreciation and amortization	90	90
Adjusted EBITDA	$72	$104

Adjusted EBITDA was $72 million for the three months ended June 30, 2012 compared to $104 million for the same period of 2011.  The decline was primarily related to a reduction in energy gross margin as a result of reduced generation volumes and lower contracted and capacity revenues in Eastern PJM and Western PJM/MISO.  The decline was partially offset by the increased realized value of hedges and lower adjusted operating and other expenses primarily from Mirant/RRI Merger cost savings.

The adjusted net loss was $107 million for the three months ended June 30, 2012 compared to the adjusted net loss of $82 million for the same period of 2011.  The increase in adjusted net loss was primarily related to the same items that affected adjusted EBITDA, partially offset by a reduction in interest expense.

Our net loss was $228 million for the three months ended June 30, 2012 compared to a net loss of $138 million for the same period of 2011.  The increase in net loss was primarily a result of a decrease in unrealized gross margin and the same items that affected adjusted net loss.  These increases were partially offset by lower adjusted operating and other expenses primarily from Mirant/RRI Merger cost savings, a decrease in large scale remediation and settlement costs, reversal of the Potomac River obligation under the 2008 agreement with the City of Alexandria and a decrease in Mirant/RRI Merger-related costs.

Segments

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.  We have five segments:  Eastern PJM, Western PJM/MISO, California, Energy Marketing and Other Operations.  See note 9 to our interim financial statements for changes in our net generating capacity from 24,600 MW at January 1, 2011 to 22,670 MW at June 30, 2012.

Gross Margin Overview

The following tables detail realized and unrealized gross margin by operating segments:

	Three Months Ended June 30, 2012
	Eastern PJM	Western PJM/MISO	California	Energy Marketing	Other Operations	Total
	(in millions)

Energy	$30	$29	$1	$2	$(3)	$59
Contracted and capacity	63	68	32	—	23	186
Realized value of hedges	87	23	1	—	1	112
Total realized gross margin	180	120	34	2	21	357
Unrealized gross margin	(113)	(31)	(4)	9	(3)	(142)
Total gross margin(1)	$67	$89	$30	$11	$18	$215

	Three Months Ended June 30, 2011
	Eastern PJM	Western PJM/MISO	California	Energy Marketing	Other Operations	Total
	(in millions)

Energy	$50	$69	$4	$23	$9	$155
Contracted and capacity	81	84	31	—	24	220
Realized value of hedges	65	—	1	—	(1)	65
Total realized gross margin	196	153	36	23	32	440
Unrealized gross margin	(12)	(17)	(1)	11	1	(18)
Total gross margin(1)	$184	$136	$35	$34	$33	$422

(1)          Gross margin excludes depreciation and amortization.

Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices, fuel handling, steam sales, our proprietary trading and fuel oil management activities, and natural gas transportation and storage activities.

Contracted and capacity represents gross margin received from capacity sold in ISO and RTO administered capacity markets, RMR arrangements, PPAs and tolling agreements, and ancillary services.

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

Operating Statistics

Our total margin capture factor was 92% and 91% during the three months ended June 30, 2012 and 2011, respectively. The following table summarizes power generation volumes by segment:

	Three Months Ended June 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)(1)
		(in gigawatt hours)
Eastern PJM:
Baseload	1,374	2,612	(1,238)	(47)%
Intermediate	1,371	248	1,123	NM
Peaking	45	34	11	32%
Total Eastern PJM	2,790	2,894	(104)	(4)%

Western PJM/MISO:
Baseload	3,199	4,758	(1,559)	(33)%
Intermediate	8	—	8	NM
Peaking	26	27	(1)	(4)%
Total Western PJM/MISO	3,233	4,785	(1,552)	(32)%

California:
Intermediate	154	93	61	66%
Peaking	2	2	—	0%
Total California	156	95	61	64%

Other Operations:
Baseload	600	486	114	23%
Intermediate	30	68	(38)	(56)%
Peaking	133	89	44	49%
Total Other Operations	763	643	120	19%

Total	6,942	8,417	(1,475)	(18)%

(1)          NM means not meaningful.

The total decrease in power generation volumes during the three months ended June 30, 2012, as compared to the same period in 2011, is explained by segment below.

Eastern PJM.  The net decrease in generation volumes results from a decrease in our baseload generation volumes primarily as a result of contracting dark spreads for coal-fired units, offset in part by an increase in our intermediate generation volumes for gas-fired units primarily as a result of expanding spark spreads.

Western PJM/MISO.  The net decrease in generation volumes results from a decrease in our baseload generation volumes primarily as a result of contracting dark spreads and an outage at one of our generating facilities.

California.  The net increase in generation volumes results from an increase in our intermediate generation volumes primarily as a result of the commencement of a tolling agreement in July 2011 in conjunction with expanding spark spreads.

Other Operations.  The net increase in generation volumes results from an increase in our baseload generation volumes primarily as a result of the commencement of a PPA in June 2012 and an increase in requested energy from a tolling agreement.  These increases were offset in part by a decrease in our intermediate generation volumes for our facilities located in the Northeast as a result of outages.

Eastern PJM

	Three Months Ended June 30,		Increase/
	2012	2011	(Decrease)
		(in millions)
Gross margin:
Energy	$30	$50	$(20)
Contracted and capacity	63	81	(18)
Realized value of hedges	87	65	22
Total realized gross margin	180	196	(16)
Unrealized gross margin	(113)	(12)	(101)
Total gross margin (excluding depreciation and amortization)	67	184	(117)
Operating expenses:
Operations and maintenance	85	146	(61)
Depreciation and amortization	34	34	—
Total operating expenses, net	119	180	(61)
Operating income (loss)	$(52)	$4	$(56)

Gross Margin

The decrease of $16 million in realized gross margin was principally a result of the following:

•                  $20 million decrease in energy, primarily as a result of a decrease in generation volumes for coal-fired units as a result of contracting dark spreads, partially offset by an increase in generation volumes for gas-fired units as a result of expanding spark spreads; and

•                  $18 million decrease in contracted and capacity primarily as a result of lower capacity prices; partially offset by

•                  $22 million increase in realized value of hedges, primarily as a result of a $36 million increase in power hedges primarily resulting from lower prices, offset in part by a $14 million decrease in coal hedges resulting from lower prices.

Our unrealized gross margin for both periods reflects the following:

•                  unrealized losses of $113 million during the three months ended June 30, 2012, which included $73 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period and a $40 million net decrease in the value of hedge contracts for future periods.  The decrease in value was primarily related to decreases in forward coal prices and the recognition of certain coal agreements at fair value beginning in May 2012, partially offset by decreases in forward power and natural gas prices in future years; and

•                  unrealized losses of $12 million during the three months ended June 30, 2011, which included $60 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period, partially offset by a $48 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices and increases in forward coal prices.

Operating Expenses.

The decrease of $61 million in operating expenses was principally a result of the following:

•                  $61 million decrease in operations and maintenance expense primarily related to the following:

•            $33 million change in large scale remediation and settlement costs as we accrued $30 million for remediation costs at our Maryland ash facilities in 2011 and reversed a net $3 million in 2012;

•            $31 million reversal of the previously recorded Potomac River obligation under the 2008 agreement with the City of Alexandria; partially offset by

•            $11 million reversal of Montgomery County Carbon levy assessment in 2011, which included $8 million related to the refund received in the third quarter of 2011.

Western PJM/MISO

	Three Months Ended June 30,		Increase/
	2012	2011	(Decrease)
		(in millions)
Gross margin:
Energy	$29	$69	$(40)
Contracted and capacity	68	84	(16)
Realized value of hedges	23	—	23
Total realized gross margin	120	153	(33)
Unrealized gross margin	(31)	(17)	(14)
Total gross margin (excluding depreciation and amortization)	89	136	(47)
Operating expenses:
Operations and maintenance	114	149	(35)
Depreciation and amortization	31	31	—
Total operating expenses, net	145	180	(35)
Operating loss	$(56)	$(44)	$(12)

Gross Margin

The decrease of $33 million in realized gross margin was principally a result of the following:

•                  $40 million decrease in energy, primarily as a result of a decrease in generation volumes as a result of contracting dark spreads; and

•                  $16 million decrease in contracted and capacity primarily as a result of lower capacity prices; partially offset by

•                  $23 million increase in realized value of hedges, primarily as a result of a $37 million increase in power hedges primarily resulting from lower prices, offset in part by a $14 million decrease in coal hedges resulting from lower prices.

Our unrealized gross margin for both periods reflects the following:

•                  unrealized losses of $31 million during the three months ended June 30, 2012, which included $25 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period and a $6 million net decrease in the value of hedge contracts for future periods primarily related to decreases in forward coal prices and the recognition of certain coal agreements at fair value beginning in May 2012; and

•                  unrealized losses of $17 million during the three months ended June 30, 2011, which included a $16 million net decrease in the value of hedge contracts for future periods primarily related to decreases in forward power prices in the near term and the amortization of option premiums and $1 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.

Operating Expenses

The decrease of $35 million in operating expenses was primarily as a result of lower project, outage and maintenance expenses.

California

	Three Months Ended June 30,		Increase/
	2012	2011	(Decrease)
		(in millions)
Gross margin:
Energy	$1	$4	$(3)
Contracted and capacity	32	31	1
Realized value of hedges	1	1	—
Total realized gross margin	34	36	(2)
Unrealized gross margin	(4)	(1)	(3)
Total gross margin (excluding depreciation and amortization)	30	35	(5)
Operating expenses:
Operations and maintenance	38	39	(1)
Depreciation and amortization	12	11	1
Total operating expenses, net	50	50	—
Operating loss	$(20)	$(15)	$(5)

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

Energy Marketing

	Three Months Ended June 30,		Increase/
	2012	2011	(Decrease)
		(in millions)
Gross margin:
Energy	$2	$23	$(21)
Total realized gross margin	2	23	(21)
Unrealized gross margin	9	11	(2)
Total gross margin (excluding depreciation and amortization)	11	34	(23)
Operating expenses:
Operations and maintenance	1	(2)	3
Depreciation and amortization	—	1	(1)
Total operating expenses, net	1	(1)	2
Operating income	$10	$35	$(25)

Gross Margin

The decrease of $21 million in realized gross margin was primarily as a result of a decrease in income from proprietary trading.

Our unrealized gross margin for both periods reflects the following:

•                  unrealized gains of $9 million during the three months ended June 30, 2012, which included $7 million associated with the reversal of previously recognized unrealized losses from power and fuel contracts that settled during the period and a $2 million net increase in the value of contracts for future periods; and

•                  unrealized gains of $11 million during the three months ended June 30, 2011, which included a $7 million net increase in the value of contracts for future periods and $4 million associated with the reversal of previously recognized unrealized losses from power and fuel contracts that settled during the period.

Other Operations

	Three Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross margin:
Energy	$(3)	$9	$(12)
Contracted and capacity	23	24	(1)
Realized value of hedges	1	(1)	2
Total realized gross margin	21	32	(11)
Unrealized gross margin	(3)	1	(4)
Total gross margin (excluding depreciation and amortization)	18	33	(15)
Operating expenses:
Operations and maintenance	26	40	(14)
Depreciation and amortization	13	13	—
Loss on sales of assets, net	—	2	(2)
Total operating expenses, net	39	55	(16)
Operating loss	$(21)	$(22)	$1

Gross Margin

The decrease of $11 million in realized gross margin was principally a result of a decrease of $12 million in energy primarily as a result of decreases in prices.

Operating Expenses

The decrease of $16 million in operating expenses was principally the result of a decrease of $14 million in operations and maintenance expense primarily related to a decrease of $12 million in Mirant/RRI Merger-related costs, primarily for severance.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Consolidated Financial Performance

We reported a net loss of $260 million and $249 million during the six months ended June 30, 2012 and 2011, respectively. The change in net loss is detailed as follows:

	Six Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)

Realized gross margin	$700	$932	$(232)
Unrealized gross margin	(42)	(97)	55
Total gross margin (excluding depreciation and amortization)	658	835	(177)
Operating expenses:
Operations and maintenance	572	677	(105)
Depreciation and amortization	178	176	2
(Gain) loss on sales of assets, net	(8)	1	(9)
Total operating expenses	742	854	(112)
Operating loss	(84)	(19)	(65)
Other income (expense), net:
Interest expense, net	(174)	(205)	(31)
Other, net	2	(22)	(24)
Total other expense, net	(172)	(227)	(55)
Loss before income taxes	(256)	(246)	(10)
Provision for income taxes	4	3	1
Net loss	$(260)	$(249)	$(11)

Realized Gross Margin.  Our realized gross margin decrease of $232 million was principally a result of the following:

•                  $272 million decrease in energy, primarily as a result of (a) a $184 million decrease primarily resulting from reduced generation volumes as a result of contracting dark spreads for our coal-fired units, partially offset by an increase in generation volumes for our gas-fired units as a result of expanding spark spreads, (b) a $56 million increase in lower of cost or market inventory adjustments, net and (c) a $52 million decrease in our Energy Marketing segment primarily as a result of decreases in income from proprietary trading and decreases in fuel oil management activities, partially offset by $20 million related to the advance settlement of an out-of-market contract obligation.  This $20 million for the advance settlement of an out-of-market transmission contract relates to our successful permanent assignment of a long-term contract that was out-of-market and revalued as of the date of the Mirant/RRI Merger and recorded as a $20 million liability.  We have no further obligations under this contract, do not need it to support our ongoing operations and therefore reversed the liability; and

•                  $91 million decrease in contracted and capacity primarily resulting from lower capacity prices in our Eastern PJM and Western PJM/MISO segments and the shutdown of the Potrero generating facility in our California segment in 2011; partially offset by

•                  $131 million increase in realized value of hedges, primarily as a result of a $179 million increase in power hedges primarily resulting from lower prices, offset in part by a $41 million decrease in coal hedges resulting from lower prices.

Unrealized Gross Margin.  Our unrealized gross margin for both periods reflects the following:

•                  unrealized losses of $42 million during the six months ended June 30, 2012, which included $225 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.  The decrease was offset by a $183 million net increase in the value of hedge and proprietary trading contracts for future periods primarily related to decreases in forward power and natural gas prices, offset by decreases in forward coal prices; and

•                  unrealized losses of $97 million during the six months ended June 30, 2011, which included $127 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period offset by a $30 million net increase in the value of hedge and proprietary trading contracts for future periods.  The increase in value was primarily related to decreases in forward power and natural gas prices and increases in forward coal prices.

Operating Expenses.  Our operating expenses decrease of $112 million was principally a result of the following:

•                  $105 million decrease in operations and maintenance expense primarily related to the following:

•            $36 million decrease primarily as a result of lower project, outage and maintenance expenses;

•            $33 million decrease in Mirant/RRI Merger-related costs, primarily for severance;

•            $33 million change in large scale remediation and settlement costs as we accrued $30 million for remediation costs at our Maryland ash facilities in 2011 and reversed a net $3 million in 2012;

•            $31 million reversal of the previously recorded Potomac River obligation under the 2008 agreement with the City of Alexandria; and

•            $13 million decrease from lower employee headcount as a result of completion of Mirant/RRI Merger integration; partially offset by

•            $36 million in costs to deactivate generating facilities (primarily for an inventory reserve for excess materials and supplies) and

•            $8 million reversal of Montgomery County Carbon levy assessment recorded in 2011, which included $8 million related to the refund received in the third quarter of 2011; and

•                  $9 million increase in gain on sales of assets primarily as a result of the sale of our Indian River generating facility in January 2012.

Interest Expense, Net.

The decrease of $31 million was principally a result of a $25 million decrease related to lower interest expense as a result of the repayment in 2011 of GenOn Americas Generation senior unsecured notes and PEDFA bonds.

Other, Net.

The change of $24 million was principally a result of $23 million of other expense in 2011 relating to the loss on extinguishment of debt related to a $16 million premium and a $7 million write-off of unamortized debt issuance costs related to the GenOn North America senior notes that were repaid in 2011.

Adjusted Net Loss and Adjusted EBITDA.  The following table reconciles the non-GAAP consolidated performance measures adjusted net loss and adjusted EBITDA to net loss on a historical basis.  See the discussion above regarding the significant items excluded or adjusted in arriving at the non-GAAP measures in the table below.  The following compares actual results for the six months ended June 30, 2012 to the same period of 2011 and provides discussion of the changes.

	Six Months Ended June 30,
	2012	2011
	(in millions)

Net Loss	$(260)	$(249)
Unrealized losses	42	97
Mirant/RRI Merger-related costs	4	37
Lower of cost or market inventory adjustments, net	44	(12)
Loss on early extinguishment of debt	—	23
Major litigation costs, net of recoveries	4	7
Reversal of Montgomery County carbon levy assessment for prior year	—	(8)
Advance settlement of out-of-market contract obligation	(20)	—
Large scale remediation and settlement costs	(3)	30
Costs to deactivate generating facilities	38	—
Reversal of Potomac River settlement obligation	(31)	—
Other, net	(1)	—
Adjusted Net Loss	(183)	(75)

Interest expense, net	174	205
Provision for income taxes	4	3
Depreciation and amortization	178	176
Adjusted EBITDA	$173	$309

Adjusted EBITDA was $173 million for the six months ended June 30, 2012 compared to $309 million for the same period of 2011.  The decline was primarily related to a reduction in energy gross margin as a result of reduced generation volumes and lower contracted and capacity revenues in Eastern PJM and Western PJM/MISO.  The decline was partially offset by the increased realized value of hedges and lower adjusted operating and other expenses primarily from Mirant/RRI Merger cost savings.

The adjusted net loss was $183 million for the six months ended June 30, 2012 compared to the adjusted net loss of $75 million for the same period of 2011.  The increase in adjusted net loss was primarily related to the same items that affected adjusted EBITDA, partially offset by a reduction in interest expense, net.

Our net loss was $260 million for the six months ended June 30, 2012 compared to a net loss of $249 million for the same period of 2011.  The increase in net loss was primarily a result of an increase in lower of cost or market inventory adjustments, net, costs incurred in 2012 to deactivate generating facilities and the same items that affected adjusted net loss.  These increases were partially offset by a decrease in unrealized gross margin, a loss on early extinguishment of debt in 2011 which was not repeated in 2012, a decrease in Mirant/RRI Merger-related costs, a decrease in large scale remediation and settlement costs, the advance settlement of an out-of-market contract obligation and the reversal of the Potomac River obligation under the 2008 agreement with the City of Alexandria.

Segments

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.  We have five segments:  Eastern PJM, Western PJM/MISO, California, Energy Marketing and Other Operations.  See note 9 to our interim financial statements for changes in our net generating capacity from 24,600 MW at January 1, 2011 to 22,670 MW at June 30, 2012.

Gross Margin Overview

The following tables detail realized and unrealized gross margin by operating segments:

	Six Months Ended June 30, 2012
	Eastern PJM	Western PJM/MISO	California	Energy Marketing	Other Operations	Total
	(in millions)

Energy	$15	$24	$2	$24	$(5)	$60
Contracted and capacity	123	140	57	—	44	364
Realized value of hedges	216	59	2	—	(1)	276
Total realized gross margin	354	223	61	24	38	700
Unrealized gross margin	(71)	17	(1)	12	1	(42)
Total gross margin(1)	$283	$240	$60	$36	$39	$658

	Six Months Ended June 30, 2011
	Eastern PJM	Western PJM/MISO	California	Energy Marketing	Other Operations	Total
	(in millions)

Energy	$111	$142	$4	$64	$11	$332
Contracted and capacity	174	169	64	—	48	455
Realized value of hedges	128	12	2	—	3	145
Total realized gross margin	413	323	70	64	62	932
Unrealized gross margin	(51)	(26)	(1)	(11)	(8)	(97)
Total gross margin(1)	$362	$297	$69	$53	$54	$835

(1) Gross margin excludes depreciation and amortization.

Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices, fuel handling, steam sales, our proprietary trading and fuel oil management activities, and natural gas transportation and storage activities.

Contracted and capacity represents gross margin received from capacity sold in ISO and RTO administered capacity markets, RMR arrangements, PPAs and tolling agreements, and ancillary services.

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

Operating Statistics

Our total margin capture factor was 93% and 91% during the six months ended June 30, 2012 and 2011, respectively. The following table summarizes power generation volumes by segment:

	Six Months Ended June 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)(2)
	(in gigawatt hours)
Eastern PJM:
Baseload	2,606	6,123	(3,517)	(57)%
Intermediate	1,591	266	1,325	NM
Peaking	55	52	3	6%
Total Eastern PJM	4,252	6,441	(2,189)	(34)%

Western PJM/MISO:
Baseload	7,035	9,766	(2,731)	(28)%
Intermediate(1)	8	(2)	10	NM
Peaking	19	26	(7)	(27)%
Total Western PJM/MISO	7,062	9,790	(2,728)	(28)%

California:
Intermediate	172	126	46	37%
Peaking	2	2	—	0%
Total California	174	128	46	36%

Other Operations:
Baseload	941	864	77	9%
Intermediate	35	86	(51)	(59)%
Peaking	164	100	64	64%
Total Other Operations	1,140	1,050	90	9%

Total	12,628	17,409	(4,781)	(27)%

(1)         Negative amounts denote net energy used by the generating facility.

(2)         NM means not meaningful.

The total decrease in power generation volumes during the six months ended June 30, 2012, as compared to the same period in 2011, is explained by segment below.

Eastern PJM.  The net decrease in generation volumes results from a decrease in our baseload generation volumes primarily as a result of contracting dark spreads for coal-fired units, offset in part by an increase in our intermediate generation volumes for gas-fired units primarily as a result of expanding spark spreads.

Western PJM/MISO.  The net decrease in generation volumes results from a decrease in our baseload generation volumes primarily as a result of contracting dark spreads.

California.  The net increase in generation volumes results from an increase in our intermediate generation volumes was primarily as a result of the commencement of a tolling agreement in July 2011 in conjunction with expanding spark spreads.

Other Operations.  The net increase in generation volumes results from an increase in our baseload generation volumes primarily as a result of the commencement of a PPA in June 2012 and an increase in requested energy from a tolling agreement.  These increases were offset in part by a decrease in our intermediate generation volumes for our facilities located in the Northeast as a result of outages.

Eastern PJM

	Six Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross margin:
Energy	$15	$111	$(96)
Contracted and capacity	123	174	(51)
Realized value of hedges	216	128	88
Total realized gross margin	354	413	(59)
Unrealized gross margin	(71)	(51)	(20)
Total gross margin (excluding depreciation and amortization)	283	362	(79)
Operating expenses:
Operations and maintenance	191	252	(61)
Depreciation and amortization	67	67	—
Total operating expenses, net	258	319	(61)
Operating income	$25	$43	$(18)

Gross Margin

The decrease of $59 million in realized gross margin was principally a result of the following:

•                  $96 million decrease in energy, primarily as a result of (a) a $74 million decrease resulting from reduced generation volumes as a result of contracting dark spreads for our coal-fired units, partially offset by an increase in generation volumes for our gas-fired units as a result of expanding spark spreads and (b) a $22 million increase in lower of cost or market inventory adjustments, net; and

•                  $51 million decrease in contracted and capacity primarily as a result of lower capacity prices; partially offset by

•                  $88 million increase in realized value of hedges, primarily as a result of a $112 million increase in power hedges primarily resulting from lower prices, offset in part by a $23 million decrease in coal hedges resulting from lower prices.

Our unrealized gross margin for both periods reflects the following:

•                  unrealized losses of $71 million during the six months ended June 30, 2012, which included $174 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.  The increase was offset by a $103 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, offset by decreases in coal prices; and

•                  unrealized losses of $51 million during the six months ended June 30, 2011, which included $114 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period offset by a $63 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices and increases in forward coal prices.

Operating Expenses.

The decrease of $61 million in operating expenses was principally a result of the following:

•      $61 million decrease in operations and maintenance expense primarily related to the following:

•    $33 million change in large scale remediation and settlement costs as we accrued $30 million for remediation costs at our Maryland ash facilities in 2011 and reversed a net $3 million in 2012;

•    $31 million reversal of the previously recorded Potomac River obligation under the 2008 agreement with the City of Alexandria; and

•    $8 million decrease primarily relating to decreased allocated corporate overhead costs as a result of the completion of Mirant/RRI Merger integration; partially offset by

•    $8 million reversal of Montgomery County Carbon levy assessment recorded in 2011, which included $8 million related to the refund received in the third quarter of 2011.

Western PJM/MISO

	Six Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross margin:
Energy	$24	$142	$(118)
Contracted and capacity	140	169	(29)
Realized value of hedges	59	12	47
Total realized gross margin	223	323	(100)
Unrealized gross margin	17	(26)	43
Total gross margin (excluding depreciation and amortization)	240	297	(57)
Operating expenses:
Operations and maintenance	244	260	(16)
Depreciation and amortization	61	59	2
Gain on sales of assets, net	(1)	—	(1)
Total operating expenses, net	304	319	(15)
Operating loss	$(64)	$(22)	$(42)

Gross Margin

The decrease of $100 million in realized gross margin was principally a result of the following:

•      $118 million decrease in energy, primarily as a result of (a) a $99 million decrease resulting from reduced generation volumes as a result of contracting dark spreads and (b) a $19 million increase in lower of cost or market inventory adjustments, net; and

•      $29 million decrease in contracted and capacity primarily as a result of lower capacity prices; partially offset by

•      $47 million increase in realized value of hedges, primarily as a result of a $65 million increase in power hedges primarily resulting from lower prices, offset in part by an $18 million decrease in coal hedges resulting from lower prices.

Our unrealized gross margin for both periods reflects the following:

•      unrealized gains of $17 million during the six months ended June 30, 2012, which included a $70 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, offset by decreases in coal prices.  The increase was offset by $53 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period; and

•      unrealized losses of $26 million during the six months ended June 30, 2011, which included a $23 million net decrease in the value of hedge contracts for future periods primarily related to decreases in forward power prices in the near term and the amortization of option premiums and $3 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.

Operating Expenses

The decrease of $15 million in operating expenses was principally a result of the following:

•      $16 million decrease in operations and maintenance expense primarily related to the following:

•    $36 million decrease primarily as a result of lower project, outage and maintenance expenses; and

•    $8 million decrease relating to reduction in allocated corporate overhead costs as a result of completion of Mirant/RRI Merger integration, partially offset by

•    $30 million in costs to deactivate generating facilities (primarily for an inventory reserve for excess materials and supplies).

California

	Six Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross margin:
Energy	$2	$4	$(2)
Contracted and capacity	57	64	(7)
Realized value of hedges	2	2	—
Total realized gross margin	61	70	(9)
Unrealized gross margin	(1)	(1)	—
Total gross margin (excluding depreciation and amortization)	60	69	(9)
Operating expenses:
Operations and maintenance	83	78	5
Depreciation and amortization	23	21	2
Total operating expenses, net	106	99	7
Operating loss	$(46)	$(30)	$(16)

Gross Margin

Our natural gas-fired units in service at Contra Costa and Pittsburg operate under tolling agreements with PG&E for the majority of the capacity from these units, and our Potrero units were subject to RMR arrangements through February 2011.  In addition, we have some units in southern California that we operate under tolling agreements with other customers.  Therefore, our gross margin generally is not affected by changes in power generation volumes from these facilities.

For those units that are not under tolling or RMR arrangements, gross margin is affected by changes in power generation volumes as well as resource adequacy capacity sales.

The decrease of $9 million in realized gross margin was primarily as a result of the shutdown of the Potrero generating facility in 2011.

Energy Marketing

	Six Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross margin:
Energy	$24	$64	$(40)
Total realized gross margin	24	64	(40)
Unrealized gross margin	12	(11)	23
Total gross margin (excluding depreciation and amortization)	36	53	(17)
Operating expenses:
Operations and maintenance	3	2	1
Depreciation and amortization	—	1	(1)
Total operating expenses, net	3	3	—
Operating income	$33	$50	$(17)

Gross Margin

The decrease of $40 million in realized gross margin was primarily as a result of a $60 million decrease in income from proprietary trading and decreases in fuel oil management activities, partially offset by $20 million related to the advance settlement of an out-of-market contract obligation.

Our unrealized gross margin for both periods reflects the following:

•      unrealized gains of $12 million during the six months ended June 30, 2012, which included a $9 million net increase in the value of contracts for future periods and $3 million associated with the reversal of previously recognized unrealized losses from power and fuel contracts that settled during the period; and

•      unrealized losses of $11 million during the six months ended June 30, 2011, which included a $9 million net decrease in the value of contracts for future periods and $2 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.

Other Operations

	Six Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross margin:
Energy	$(5)	$11	$(16)
Contracted and capacity	44	48	(4)
Realized value of hedges	(1)	3	(4)
Total realized gross margin	38	62	(24)
Unrealized gross margin	1	(8)	9
Total gross margin (excluding depreciation and amortization)	39	54	(15)
Operating expenses:
Operations and maintenance	51	85	(34)
Depreciation and amortization	27	28	(1)
Gain on sales of assets, net	(7)	1	(8)
Total operating expenses, net	71	114	(43)
Operating loss	$(32)	$(60)	$28

Gross Margin

The decrease of $24 million in realized gross margin was principally a result of a decrease of $16 million in energy, primarily as a result of decreases in prices.

Operating Expenses

The decrease of $43 million in operating expenses was principally the result of the following:

•      $34 million decrease in operations and maintenance expense primarily related to a decrease of $33 million in Mirant/RRI Merger-related costs, primarily for severance; and

•      $8 million increase in gain on sales of assets primarily as a result of the sale of our Indian River generating facility in January 2012.

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

The table below sets forth total available cash, cash equivalents and availability under credit facilities of GenOn and its subsidiaries at June 30, 2012 (in millions):

Cash and Cash Equivalents:
GenOn (excluding GenOn Mid-Atlantic and REMA)	$1,458
GenOn Mid-Atlantic	200
REMA(1)	19
Total cash and cash equivalents(2)	1,677
Availability under GenOn credit facilities(3)	504
Total available cash, cash equivalents and availability under GenOn credit facilities(2)(3)	$2,181

(1)   At June 30, 2012, REMA did not satisfy the restricted payments test and therefore could not use such funds to distribute cash and make other restricted payments.

(2)   We have $355 million of collateral deposits from counterparties (including brokers), which are included in accounts payable and accrued liabilities.

(3)   Availability under the GenOn credit facilities does not include availability under the GenOn Marsh Landing credit facility.

We consider all short-term investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2012, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds and treasury bills.

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

(2)   At June 30, 2012, the present values of lease payments under the GenOn Mid-Atlantic and REMA operating leases were $826 million and $469 million, respectively (assuming a 10% and 9.4% discount rate, respectively) and the termination values of the GenOn Mid-Atlantic and REMA operating leases were $1.2 billion and $740 million, respectively.

(3)   At June 30, 2012, $79 million and $176 million were outstanding under the GenOn Marsh Landing senior secured term loan, due 2017 and senior secured term loan, due 2023, respectively.

Except for existing cash on hand, GenOn and GenOn Americas Generation are holding companies that are dependent on the distributions and dividends of their subsidiaries for liquidity.  A substantial portion of cash from our operations is generated by GenOn Mid-Atlantic.

The ability of certain of our subsidiaries to pay dividends and make distributions is restricted under the terms of their debt or other agreements, including the operating leases of GenOn Mid-Atlantic and REMA.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In the event of a default under the respective operating leases or if the respective restricted payments tests are not satisfied, GenOn Mid-Atlantic and REMA would not be able to distribute cash.  At June 30, 2012, GenOn Mid-Atlantic satisfied the restricted payments test.  At June 30, 2012, REMA did not satisfy the restricted payments test.

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

Capital Expenditures.  Our estimated capital expenditures, excluding capitalized interest not related to the Marsh Landing generating facility, for the period July 1, 2012 through December 31, 2013 will be $639 million.  See “Capital Expenditures and Capital Resources” for further discussion of our capital expenditures.

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

At June 30, 2012, we had $215 million of posted cash collateral and $284 million of letters of credit outstanding under our revolving credit facility, primarily to support our asset management activities, trading activities, rent reserve requirements, Marsh Landing project and other commercial arrangements.  In addition, we issued $85 million of cash-collateralized letters of credit in support of the Marsh Landing project and delivered $48 million of surety bonds to satisfy various other credit support agreements.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds provided:

	June 30, 2012	December 31, 2011
	(in millions)

Cash collateral posted—energy trading and marketing	$153	$185
Cash collateral posted—other operating activities	62	39
Letters of credit—rent reserves	173	130
Letters of credit—Marsh Landing project(1)	129	175
Letters of credit—energy trading and marketing	54	59
Letters of credit—other operating activities	13	32
Surety bonds(2)	48	46
Total	$632	$666

(1)         Includes $85 million and $131 million of cash-collateralized letters of credit at June 30, 2012 and December 31, 2011, respectively.

(2)         Includes $34 million of cash under surety bonds posted primarily with the Pennsylvania Department of Environmental Protection related to environmental obligations at June 30, 2012 and December 31, 2011.

Restricted Payments Limitations.  The GenOn credit agreement and indenture for the senior notes due 2018 and 2020 restrict the ability of GenOn to make restricted payments, including dividends and purchases of capital stock.  At June 30, 2012, GenOn did not meet the consolidated debt ratio component of the restricted payments test in the indenture and, therefore, the ability of GenOn to make restricted payments is limited to specified exclusions from the covenant, including up to $250 million of such restricted payments.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes outside the ordinary course of business to our debt obligations, off-balance sheet arrangements and contractual obligations from those disclosed in our 2011 Annual Report on Form 10-K and note 4 to our interim financial statements.

Historical Cash Flows

	Six Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)

Net cash provided by operating activities	$28	$15	$13
Net cash provided by (used in) investing activities	(161)	1,247	(1,408)
Net cash provided by (used in) financing activities	142	(2,062)	2,204

Operating Activities.  Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements.  Net cash provided by operating activities before changes in operating assets and liabilities decreased $80 million for the six months ended June 30, 2012, compared to the same period in 2011, primarily resulting from higher net loss, adjusted for non-cash items, in 2012.  Changes in our cash flows from operating activities before changes in operating assets and liabilities were generally consistent with changes in our results of operations, adjusted for non-cash items.  See “Results of Operations” for additional information related to our performance in 2012 as compared to the same period in 2011.

Operating assets and liabilities increased cash by $93 million primarily as a result of the following:

•                  Accounts payable, collateral.  An increase in cash provided of $225 million as a result of $227 million posted by our counterparties in 2012 compared to $2 million posted by our counterparties in 2011 primarily resulting from a contract modification in April 2012 to require a counterparty to post cash collateral to secure credit exposure above an agreed threshold as a result of changes in power or natural gas prices;  and

•                  Funds on deposit.  An increase in cash provided of $154 million primarily as a result of $55 million of additional collateral returned from our counterparties in 2012 compared to $99 million of additional collateral posted in 2011.

The increases in cash provided by operating activities were partially offset by the following:

•                  Net receivables and accounts payable and accrued liabilities.  A decrease in cash provided of $131 million primarily as a result of a decrease in receivables in 2011 partially offset by higher volume of settlements of power hedges in 2011 as compared to the same period in 2012;

•                  Inventories.  An increase in cash used of $68 million primarily related to changes in fuel oil and coal inventory and purchased emissions allowances;

•                  Income taxes.  An increase in cash used of $17 million primarily as a result of income tax settlements; and

•                  Taxes other than income taxes.  An increase in cash used of $19 million primarily as a result of property tax payments.

Investing Activities.  Net cash provided by/used in investing activities changed by $1.408 billion for the six months ended June 30, 2012, compared to the same period in 2011.  This difference was primarily a result of the following:

•                  Restricted funds on deposit—debt financing.  A decrease in cash provided of $1.561 billion primarily related to funds received from the GenOn debt financing on December 3, 2010, which were subsequently placed in restricted deposits at December 31, 2010 and withdrawn to repay long-term debt during 2011; and

•                  Capital expenditures.  An increase in cash used of $159 million primarily related to a $107.1 million payment in connection with the scrubber contract litigation settlement in 2012 and construction of our Marsh Landing generating facility; partially offset by

•                  Restricted funds on deposit—liens under scrubber contract litigation.  A change in cash of $309 million primarily related to $143 million of funds placed in restricted deposits in 2011 as a result of the scrubber contract litigation and related liens and $165.6 million of those same liens released in 2012 in connection with the settlement.

Financing Activities.  Net cash provided by/used in financing activities changed by $2.204 billion for the six months ended June 30, 2012, compared to the same period in 2011.  This difference was primarily a result of the following:

•                  Repayment of long-term debt.  A decrease in cash used of $2.066 billion primarily related to repayment during 2011 of GenOn senior secured notes, GenOn Americas Generation senior unsecured notes, GenOn North America senior unsecured notes and PEDFA bonds; and

•                  Proceeds from long-term debt.  An increase in cash provided of $139 million related to proceeds received to finance the construction of our Marsh Landing generating facility.

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

Fair Value Measurements

The following tables provide a summary of the factors affecting changes (composed of the sum of the quarterly changes) in fair value of the derivative contract asset and liability accounts for the six months ended June 30, 2012 and 2011:

	Commodity Contracts		Other Contracts
	Asset Management	Trading	Interest Rate	Total
	(in millions)

Fair value of portfolio of assets and liabilities at January 1, 2012	$916	$(3)	$(32)	$881
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value(1)	182	4	(13)	173
Purchases(2)	—	—	—	—
Issuances(2)	—	—	—	—
Settlements(3)	(228)	2	1	(225)
Fair value of portfolio of assets and liabilities at June 30, 2012	$870	$3	$(44)	$829

Fair value of portfolio of assets and liabilities at January 1, 2011	$706	$(5)	$19	$720
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value(1)	32	(5)	(11)	16
Purchases(2)	—	—	—	—
Issuances(2)	—	—	—	—
Settlements(3)	(123)	(4)	—	(127)
Fair value of portfolio of assets and liabilities at June 30, 2011	$615	$(14)	$8	$609

(1)         Represents the fair value, as of the end of each reporting period, of contracts entered into during each reporting period and the gains or losses attributable to contracts that existed as of the beginning of each reporting period and were still held at the end of each reporting period.

(2)         Contracts entered into during each reporting period are reported with other changes in fair value.

(3)         Represents the reversal of previously recognized unrealized gains and losses from the settlement of contracts during each reporting period.

At June 30, 2012, the estimated net fair value of our derivative contract assets and liabilities are (asset (liability)):

	Remainder of					2017 and	Total fair
Sources of Fair Value	2012	2013	2014	2015	2016	thereafter	value
	(in millions)

Asset Management:
Prices actively quoted (Level 1)	$(12)	$14	$12	$24	$51	$—	$89
Prices provided by other external sources (Level 2)	199	391	288	55	—	—	933
Prices based on models and other valuation methods (Level 3)	(87)	(55)	(10)	—	—	—	(152)
Total asset management	$100	$350	$290	$79	$51	$—	$870

Trading Activities:
Prices actively quoted (Level 1)	$(7)	$—	$—	$—	$—	$—	$(7)
Prices provided by other external sources (Level 2)	(6)	(5)	—	—	—	—	(11)
Prices based on models and other valuation methods (Level 3)	15	6	—	—	—	—	21
Total trading activities	$2	$1	$—	$—	$—	$—	$3

Interest Rate:
Prices actively quoted (Level 1)	$—	$—	$—	$—	$—	$—	$—
Prices provided by other external sources (Level 2)	(1)	(8)	(12)	(9)	(6)	(8)	(44)
Prices based on models and other valuation methods (Level 3)	—	—	—	—	—	—	—
Total interest rate	$(1)	$(8)	$(12)	$(9)	$(6)	$(8)	$(44)

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

Counterparty Credit Risk

We are exposed to the default risk of the counterparties with which we transact.  We manage our credit risk by entering into master netting agreements and requiring most counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty.  An increase of 10% in the spread of credit default swaps of our trading partners would result in an increase of $2 million in our credit valuation adjustment at June 30, 2012.  See note 3 to our interim financial statements.

ITEM 4.              CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2012.  Based upon this assessment, our management concluded that, as of June 30, 2012, the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred  during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

See note 10 to our interim financial statements.

ITEM 1A.     RISK FACTORS

Failure to complete our merger with NRG could negatively affect our future business and financial results.

On July 22, 2012, we announced the execution of the NRG Merger Agreement with NRG.  Before the NRG Merger may be completed, the parties must satisfy all conditions set forth in the NRG Merger Agreement, including, among other things, obtaining approvals by stockholders of both companies, expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and obtaining approvals from various state and federal regulatory and governmental authorities (or such authorities’ determinations that no such approval is required).  These authorities may impose conditions on the completion, or require changes to the terms, of the NRG Merger.  These conditions or changes could have the effect of delaying completion of the NRG Merger or imposing additional costs on or limiting the revenues of the combined company following the NRG Merger.  Satisfying the conditions to and completion of the NRG Merger may take longer than expected and could cost more than we expect.  We cannot make any assurances that we will be able to satisfy all the conditions to the NRG Merger or succeed in any litigation brought in connection with the NRG Merger.

If the NRG Merger is not completed, our financial results may be adversely affected because we still will be required to pay costs relating to the NRG Merger, including legal, accounting, financial advisory, filing and printing costs.  Also, under circumstances specified in the NRG Merger Agreement, we may be required to pay NRG a termination fee of $60 million. We could also be subject to litigation related to any failure to complete the NRG Merger.  Furthermore, purported class actions have been brought on behalf of holders of our common stock.  If these actions or similar actions that may be brought are successful, the NRG Merger could be delayed or prevented.  See note 10 to our interim financial statements for discussion of pending litigation related to the NRG Merger.

If completed, our merger with NRG may not achieve its intended results.

We entered into the NRG Merger Agreement with the expectation that the NRG Merger would result in various benefits, including, among other things, cost savings and operating efficiencies.  Achieving the anticipated benefits of the NRG Merger is subject to a number of uncertainties, including whether our businesses can be integrated in an efficient and effective manner.  Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues generated by the combined company.

We will be subject to various uncertainties and contractual restrictions while the NRG Merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the NRG Merger on employees, customers, suppliers and others may have an adverse effect on our business.  These uncertainties may impair our ability to attract, retain and motivate key personnel until the NRG Merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships.

Employee retention and recruitment may be particularly challenging prior to the completion of the NRG Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the NRG Merger and the preparation for the integration of the companies may place a significant burden on our management and internal resources.  Any significant diversion of management attention away from ongoing business and any difficulties encountered in the NRG Merger integration process could adversely affect our business, results of operations and financial condition.

In addition, the NRG Merger Agreement restricts us, without NRG’s consent, from making certain acquisitions and dispositions and taking other specified actions.  These restrictions may prevent us from pursuing attractive business opportunities and making other changes to our business prior to completion of the NRG Merger or termination of the NRG Merger Agreement.

ITEM 6.                                  EXHIBITS

Exhibit No.		Exhibit Name

2.1	**

Agreement and Plan of Merger, dated as of July 20, 2012, by and among NRG Energy, Inc., Plus Energy Corporation and GenOn Energy, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed July 23, 2012)

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

10.1	*	Form of 2012 Restricted Stock Unit Award Agreement for Directors under the GenOn Energy, Inc. 2010 Omnibus Incentive Plan

10.2	*	GenOn Energy, Inc. Severance Pay Plan effective as of December 3, 2010, as amended and restated June 1, 2012

31.1	*	Certification of the Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2	*	Certification of the Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1	*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2	*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

101	*	Interactive Data File

*      Asterisk indicates exhibits filed herewith.

**   This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON ENERGY, INC.

Date: August 9, 2012	By:	/s/ THOMAS C. LIVENGOOD
Thomas C. Livengood
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)