Form 10-K
period 2012-12-31
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2013-02-27
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
GenOn Energy, Inc.
(Exact name of registrant as specified in its charter)
75-0655566 (I.R.S. Employer Identification No.)
Commission File Number: 001-16455

GenOn Americas Generation, LLC
(Exact name of registrant as specified in its charter)
51-0390520 (I.R.S. Employer Identification No.)
Commission File Number: 333-63240

GenOn Mid-Atlantic, LLC
(Exact name of registrant as specified in its charter)
58-2574140 (I.R.S. Employer Identification No.)
Commission File Number: 333-61668

Delaware (State or other jurisdiction of incorporation or organization)

211 Carnegie Center Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
(609) 524-4500
(Registrants' telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

GenOn Energy, Inc.	☐	Yes	☑	No
GenOn Americas Generation, LLC	☐	Yes	☑	No
GenOn Mid-Atlantic, LLC	☐	Yes	☑	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

GenOn Energy, Inc.	☑	Yes	☐	No
GenOn Americas Generation, LLC	☑	Yes	☐	No
GenOn Mid-Atlantic, LLC	☑	Yes	☐	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (As a voluntary filer not subject to filing requirements, the registrant nevertheless filed all reports which would have been required to be filed by Section 15(d) of the Exchange Act during the preceding 12 months had the registrant been required to file reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 solely as a result of having registered debt securities under the Securities Act of 1933.)

GenOn Energy, Inc.	☐	Yes	☐	No
GenOn Americas Generation, LLC	☐	Yes	☐	No
GenOn Mid-Atlantic, LLC	☐	Yes	☐	No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

GenOn Energy, Inc.	☑	Yes	☐	No
GenOn Americas Generation, LLC	☑	Yes	☐	No
GenOn Mid-Atlantic, LLC	☑	Yes	☐	No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

GenOn Energy, Inc.	☑
GenOn Americas Generation, LLC	☑
GenOn Mid-Atlantic, LLC	☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
GenOn Energy, Inc.	☐	☐	☑	☐
GenOn Americas Generation, LLC	☐	☐	☑	☐
GenOn Mid-Atlantic, LLC	☐	☐	☑	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).

GenOn Energy, Inc.	☐	Yes	☑	No
GenOn Americas Generation, LLC	☐	Yes	☑	No
GenOn Mid-Atlantic, LLC	☐	Yes	☑	No
Each Registrant’s outstanding equity interests are held by its respective parent and there are no equity interests held by nonaffiliates.

Registrant	Parent
GenOn Energy, Inc.	NRG Energy, Inc.
GenOn Americas Generation, LLC	GenOn Americas, Inc.
GenOn Mid-Atlantic, LLC	GenOn North America, LLC
This combined Form 10-K is separately filed by GenOn Energy, Inc., GenOn Americas Generation, LLC and GenOn Mid-Atlantic, LLC. Information contained in this combined Form 10-K relating to GenOn Energy, Inc., GenOn Americas Generation, LLC and GenOn Mid-Atlantic, LLC is filed by such registrant on its own behalf and each registrant makes no representation as to information relating to registrants other than itself.
The registrants have not incorporated by reference any information into this Form 10-K from any annual report to securities holders, proxy statement or prospectus filed pursuant to 424(b) or (c) of the Securities Act.
NOTE: WHEREAS GENON ENERGY, INC., GENON AMERICAS GENERATION, LLC AND GENON MID-ATLANTIC, LLC MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS COMBINED FORM 10-K IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Glossary of Terms
        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Ancillary Services	Services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support
ARO	Asset retirement obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates – updates to the ASC
Bankruptcy Court	United States, Bankruptcy Court for the Northern District of Texas, Fort Worth Division
Baseload	Units expected to satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously
CAA	Federal Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CCGT	Combined Cycle Gas Turbine
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries, prior to August 31, 2002
CFTC	U.S. Commodity Futures Trading Commission
Clean Water Act	Federal Water Pollution Control Act
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
Deactivation	Includes retirement, mothballing and long-term protective layup. In each instance, the deactivated unit cannot be currently called upon to generate electricity.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GenOn	GenOn Energy, Inc. (formerly known as RRI Energy, Inc.) and, except where the context indicates otherwise, its subsidiaries
GenOn Americas	GenOn Americas, Inc.
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Holdings	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
GenOn Marsh Landing	GenOn Marsh Landing, LLC
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
GenOn North America	GenOn North America, LLC
GenOn Plans	Collectively, the NRG GenOn LTIP, The GenOn Energy, Inc. 2002 Long-Term Incentive Plan, the GenOn Energy, Inc. 2002 Stock Plan and the Mirant Corporation 2005 Omnibus Incentive Compensation Plan
Intermediate	Units expected to satisfy system requirements that are greater than baseload and less than peaking

IRC	Internal Revenue Code of 1986, as amended
IRC §	IRC section
ISO	Independent System Operator, also referred to as RTO
ISO-NE	ISO New England Inc.
Kiewit	Kiewit Power Constructors Co.
kWh	Kilowatt-hours
LIBOR	London Inter-Bank Offered Rate
Long-term protective layup
A descriptive term for GenOn's plans with respect to the Shawville coal-fired units, including retiring the units from service in accordance with the PJM tariff, maintenance of the units in accordance with the lease requirements and continued payment of the lease rent. Although the units are not decommissioned and reactivation remains a technical possibility, GenOn does not expect to make any further investment in environmental controls for the units. Further, reactivation after the long-term protective layup would likely involve numerous new permits and substantial additional investment.

MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Merit Order	A term used for the ranking of power stations in order of ascending marginal cost
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indcates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 pursuant to the Mirant/RRI Merger Agreement
Mirant/RRI Merger Agreement	The agreement by and among Mirant Corporation, RRI Energy, Inc. and RRI Energy Holdings, Inc. dated as of April 11, 2010
Mirant/RRI Merger Exchange Ratio	The right of Mirant Corporation stockholders to receive 2.835 shares of common stock of RRI Energy, Inc. in the Mirant/RRI Merger
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midwest Independent Transmission System Operator
MMBtu	Million British Thermal Units
Mothballed
The unit has been removed from service and is unavailable for service, but has been laid up in a manner such that it can be brought back into service with an appropriate amount of notification, typically weeks or months

MW	Megawatts
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
NAAQS	National Ambient Air Quality Standards
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation.
NERC	North American Electric Reliability Corporation
NJDEP	New Jersey Department of Environmental Protection
NOL	Net Operating Loss
NOV	Notice of violation
NOx	Nitrogen oxide
NPDES	National pollutant discharge elimination system
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG GenOn LTIP	NRG 2010 Stock Plan for GenOn employees

NRG Merger	The merger completed on December 14, 2012 pursuant to the NRG Merger Agreement
NRG Merger Agreement	The agreement by and among NRG, GenOn and Plus Merger Corporation (a direct wholly-owned subsidiary of NRG) dated as of July 20, 2012
NRG Merger Exchange Ratio	The right of GenOn Energy, Inc. stockholders to receive 0.1216 shares of common stock of NRG Energy, Inc. in the NRG Merger
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OCI	Other comprehensive income
PADEP	Pennsylvania Department of Environmental Protection
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PG&E	Pacific Gas & Electric
PJM	PJM Interconnection, LLC
PJM market	The wholesale and retail electric market operated by PJM primarily in all or parts of Delaware, the District of Columbia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia
Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection on January 3, 2006
PPA	Power Purchase Agreement
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	GenOn REMA, LLC and its subsidiaries, which include three generating facilities under operating leases
Repowering
Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, not only to achieve a substantial emission reduction, but also to increase facility capacity, and improve system efficiency

Retirement	The unit has been removed from service and is unavailable for service and not expected to return to service in the future.
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RRI Energy	RRI Energy, Inc.
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SO2	Sulfur dioxide
Southern Company	The Southern Company
Stone & Webster	Stone & Webster, Inc.
U.S.	United States of America
U.S. GAAP	U.S. Generally accepted accounting principles
VIE	Variable Interest Entity

PART I

Item 1 — Business (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

General

The Registrants are wholesale power generation subsidiaries of NRG, which aspires to be a leader in the way the industry and consumers think about, use, produce and deliver energy and energy services in major competitive power markets in the United States. GenOn is an indirect wholly-owned subsidiary of NRG. GenOn Americas Generation and GenOn Mid-Atlantic are indirect wholly-owned subsidiaries of GenOn. GenOn Mid-Atlantic is a wholly-owned subsidiary of GenOn North America and an indirect wholly-owned subsidiary of GenOn Americas Generation. The Registrants are engaged in the ownership and operation of power generation facilities; the trading of energy, capacity and related products; and the transacting in and trading of fuel and transportation services.

The Registrants’ generation facilities are located in the U.S. and comprise generation facilities across the merit order. The sale of capacity and power from baseload and intermediate generation facilities accounts for a majority of the Registrants’ generation revenues. In addition, the Registrants’ generation portfolio provides each with opportunities to capture additional revenues by selling power during periods of peak demand, offering capacity or similar products, and providing ancillary services to support system reliability.

GenOn previously had the following segments: Eastern PJM, Western PJM/MISO, California, Energy Marketing and Other Operations. GenOn Americas Generation previously had the following segments: Eastern PJM, Northeast, California, Energy Marketing and Other Operations. In the fourth quarter of 2012, in conjunction with the NRG Merger, GenOn and GenOn Americas Generation began reporting the following segments: East, South Central, West and Corporate, with GenOn Mid-Atlantic operating only in the East.

The following table summarizes GenOn's generation portfolio as of December 31, 2012, by operating segment. Also included is one natural gas plant currently under construction.

	(In MW)
Generation Type	East	South Central	West	Total
Natural gas	6,390	1,200	5,390	12,980
Coal	6,380	—	—	6,380
Oil	2,080	—	—	2,080
Total generation capacity	14,850	1,200	5,390	21,440

Under Construction
Natural gas	—	—	720	720

The following table summarizes GenOn Americas Generation's generation portfolio as of December 31, 2012, by operating segment.

	(In MW)
Generation Type	East	West	Total
Natural gas	2,940	1,985	4,925
Coal	2,430	—	2,430
Oil	1,450	—	1,450
Total generation capacity	6,820	1,985	8,805

The following table summarizes GenOn Mid-Atlantic's generation portfolio as of December 31, 2012.

(In MW)
Generation Type	East
Natural gas	1,945
Coal	2,430
Oil	305
Total generation capacity	4,680

NRG Merger

On December 14, 2012, NRG completed the acquisition of GenOn.  NRG issued, as consideration for the acquisition, 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding, on the acquisition date, except for fractional shares which were paid in cash.  See Item 15- Note 3, NRG Merger, to the Consolidated Financial Statements.
Competition

Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. The Registrants compete on the basis of the location of their plants and ownership of portfolios of plants in various regions, which increases the stability and reliability of its energy revenues. Wholesale power generation is a regional business that is currently highly fragmented and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies the Registrants compete with depending on the market. Competitors include regulated utilities, other independent power producers, and power marketers or trading companies, including those owned by financial institutions, municipalities and cooperatives.
Competitive Strengths

The Registrants’ power generation assets are diversified by fuel-type, dispatch level and region, which helps mitigate the risks associated with fuel price volatility and market demand cycles. The Registrants' baseload and intermediate facilities provide each with a significant source of cash flow, while the peaking facilities provide the Registrants with opportunities to capture upside potential that can arise from time to time during periods of high demand.

Many of the Registrants’ generation assets are located within densely populated areas, which tend to have more robust wholesale pricing as a result of relatively favorable local supply-demand balance. The Registrants have generation assets located in or near the New York City, Washington, D.C., Baltimore, Pittsburgh, Los Angeles and San Francisco metropolitan areas and New Jersey. These facilities are often ideally situated for repowering or the addition of new capacity, because their location and existing infrastructure give them significant advantages over undeveloped sites.

On-going Development Project — Conventional Power Development

GenOn is continuing construction of its Marsh Landing project, a 720 MW natural gas-fired peaking generation facility adjacent to GenOn's Contra Costa generation facility near Antioch, California. The Marsh Landing project is being constructed pursuant to a 10-year PPA with PG&E. GenOn expects a commercial operation date in mid-2013.

Regulatory Matters

As operators of power plants and participants in wholesale energy markets, certain of the Registrants' entities are subject to regulation by various federal and state government agencies. These include the Commodities Futures Trading Commission and the FERC, as well as other public utility commissions in certain states where the Registrants' generating assets are located. In addition, the Registrants are subject to the market rules, procedures and protocols of the various ISO markets in which they participate. The Registrants must also comply with the mandatory reliability requirements imposed by NERC and the regional reliability entities in the regions where they operate.

Environmental Matters

The Registrants are subject to a wide range of federal, state and local environmental laws in the development, ownership, construction and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and maintained during the operation of power plants. Environmental laws have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry will face new requirements to address air emissions, climate change, ash (and other waste), water use, water discharges, and threatened and endangered species. In general, future laws are expected to require adding emission controls or other environmental controls or impose restrictions on the Registrants' operations. Complying with environmental requirements involves significant capital and operating expenses. The Registrants decide to invest capital for environmental controls based on relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital.

Environmental Capital Expenditures

Based on current rules, technology and plans as well as preliminary plans based on proposed rules, GenOn estimates that environmental capital expenditures from 2013 through 2017 required to meet GenOn's regulatory environmental commitments will be approximately $232 million for GenOn, which includes $46 million for GenOn Americas Generation. The $46 million for GenOn Americas Generation includes $4 million for GenOn Mid-Atlantic. These costs are primarily associated with controls to satisfy mercury and air toxics standards as well as NOx controls. The Registrants continue to explore cost effective compliance alternatives to reduce costs.

If market conditions and/or environmental and regulatory factors or assumptions change in the future, forecasted returns on investments necessary to comply with environmental regulations could change resulting in possible incremental investments if returns improve or deactivation of additional generating units or facilities if returns deteriorate.  Such deactivations could result in additional charges, including impairments, severance costs and other plant shutdown costs. See Item 15- Note 9, Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities, to the Consolidated Financial Statements.
Employees

As of December 31, 2012, GenOn had 2,932 employees of which 899 employees were part of GenOn Americas Generation and 585 employees were part of GenOn Mid-Atlantic, approximately 50%, 63% and 70%, respectively, of whom were covered by bargaining agreements. During 2012, the Registrants did not experience any labor stoppages or labor disputes at any of their facilities.

Available Information

The Registrants’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through NRG's website, www.nrgenergy.com, as soon as reasonably practicable after they are electronically filed with, or furnished to the SEC.

Item 1A — Risk Factors (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The Registrants are subject to the following factors that could have a material adverse effect on their future performance, results of operations, financial condition and cash flows. In addition, such factors could affect their ability to service indebtedness and other obligations, to raise capital and could affect their future growth opportunities. Also, see "Cautionary Statement Regarding Forward-Looking Information" and "Management's Narrative Analysis of the Results of Operations and Financial Condition" in Item 7 of this Annual Report on Form 10-K.
Risks Related to the Operation of the Registrants' Businesses
GenOn is a wholly-owned subsidiary of NRG and is highly dependent on NRG for services under a master services agreement. (GenOn)
GenOn relies on NRG for its administrative and management functions and services including human resources-related functions, accounting, tax administration, information systems, legal services, treasury and planning, operations and asset management, risk and commercial operations, and other support services under a management services agreement. GenOn anticipates continuing to rely upon NRG to provide many of these services. If NRG terminates the management services agreement or defaults in the performance of its obligations under the agreement, GenOn may be unable to contract with a substitute service provider on similar terms or at all, and the costs of substituting service providers may be substantial. In addition, in light of NRG's familiarity with GenOn's assets, a substitute service provider may not be able to provide the same level of service due to lack of preexisting synergies. If GenOn cannot locate a service provider that is able to provide it with substantially similar services as NRG does under the management services agreement on similar terms, it would likely have a material adverse effect on GenOn's business, financial condition, results of operation and cash flows.
The Registrants' financial results are unpredictable because most of their generating facilities operate without long-term power sales agreements, and their revenues and results of operations depend on market and competitive forces that are beyond their control.
        The Registrants provide energy, capacity, ancillary and other energy services from their generating facilities in a variety of markets and to bi-lateral counterparties, including participating in wholesale energy markets, entering into tolling agreements, sales of resource adequacy and participation in capacity auctions. The Registrants revenues from selling capacity are a significant part of their overall revenues. The Registrants are not guaranteed recovery of their costs or any return on their capital investments through mandated rates.
        The market for wholesale electric energy and energy services reflects various market conditions beyond the Registrants' control, including the balance of supply and demand, transmission congestion, competitors' marginal and long-term costs of production, the price of fuel, and the effect of market regulation. The price at which the Registrants can sell their output may fluctuate on a day-to-day basis, and their ability to transact may be affected by the overall liquidity in the markets in which the Registrants operate. These markets remain subject to regulations that limit their ability to raise prices during periods of shortage to the degree that would occur in a fully deregulated market. In addition, unlike most other commodities, electric energy can be stored only on a very limited basis and generally must be produced at the time of use. As a result, the wholesale power markets are subject to substantial price fluctuations over relatively short periods of time and can be unpredictable.
        The Registrants' revenues, results of operations and cash flows are influenced by factors that are beyond their control, including those set forth above, as well as:

•	the failure of market regulators to develop and maintain efficient mechanisms to compensate merchant generators for the value of providing capacity needed to meet demand;

•
actions by regulators, ISOs, RTOs and other bodies that may artificially modify supply and demand levels and prevent capacity and energy prices from rising to the level necessary for recovery of the Registrants' costs, investment and an adequate return on investment;

•
legal and political challenges to or changes in the rules used to calculate capacity payments in the markets in which the Registrants operate or the establishment of bifurcated markets, incentives, other market design changes or bidding requirements that give preferential treatment to new generating facilities over existing generating facilities or otherwise reduce capacity payments to existing generating facilities;

•
the ability of wholesale purchasers of power to make timely payment for energy or capacity, which may be adversely affected by factors such as retail rate caps, refusals by regulators to allow utilities to recover fully their wholesale power costs and investments through rates, catastrophic losses and losses from investments by utilities in unregulated businesses;

•	increases in prevailing market prices for fuel oil, coal, natural gas and emission allowances that may not be reflected in prices the Registrants receive for sales of energy;

•
increases in electricity supply as a result of actions of the Registrants' current competitors or new market entrants, including the development of new generating facilities or alternative energy sources that may be able to produce electricity less expensively than the Registrants' generating facilities and improvements in transmission that allow additional supply to reach their markets;

•
increases in credit standards, margin requirements, market volatility or other market conditions that could increase the Registrants' obligations to post collateral beyond amounts that are expected, including additional collateral costs associated with OTC hedging activities as a result of future OTC regulations adopted pursuant to the Dodd-Frank Act;

•	decreases in energy consumption resulting from demand-side management programs such as automated demand response, which may alter the amount and timing of consumer energy use;

•	the competitive advantages of certain competitors, including continued operation of older power facilities in strategic locations after recovery of historic capital costs from ratepayers;

•
existing or future regulation of the markets in which the Registrants operate by the FERC, ISOs and RTOs, including any price limitations and other mechanisms to address some of the price volatility or illiquidity in these markets or the physical stability of the system;

•
the Registrants' obligation under any default sharing mechanisms in RTO and ISO markets, such mechanisms exist to spread the risk of defaults by transmission owning companies or other RTO members across all market participants;

•	regulatory policies of state agencies that affect the willingness of the Registrants' customers to enter into long-term contracts generally, and contracts for capacity in particular;

•	access to contractors and equipment;

•	changes in the rate of growth in electricity usage as a result of such factors as national and regional economic conditions and implementation of conservation programs;

•	seasonal variations in energy and natural gas prices, and capacity payments; and

•	seasonal fluctuations in weather, in particular abnormal weather conditions.
        The Registrants expect that higher earnings from price increases resulting from industry retirements will more than offset reduced earnings from unit deactivations. However, as discussed above, the market for wholesale electric energy and energy services reflects various market conditions beyond the Registrants' control, including the balance of supply and demand, the Registrants' competitors' marginal and long-term costs of production, and the effect of market regulation. The Registrants cannot ensure that higher earnings or price increases will result from industry retirements of coal-fired generating facilities or that higher earnings from their remaining facilities will offset or more than offset reduced earnings from facility deactivations.
Changes in the wholesale energy markets or in the Registrants generating facility operations as a result of increased environmental requirements could result in impairments or other charges.
        If the ongoing evaluation of the Registrants' business results in decisions to deactivate or dispose of additional facilities, the Registrants could have impairments or other charges. These evaluations involve significant judgments about the future. Actual future market prices, project costs and other factors could be materially different from current estimates.
GenOn's Marsh Landing development project is subject to construction risks and, if GenOn is unsuccessful in addressing those risks, it may not recover its investment in the project or its return on the project may be lower than expected. (GenOn)
        GenOn's return on the Marsh Landing development project may be lower than expected if GenOn Marsh Landing does not complete construction of the generating facility by the required completion date under its long-term PPA with PG&E. Should the facility fail to be operational or not perform as required under the terms of the PPA, PG&E may have the right to terminate the PPA. Not reaching a commercial operation date by December 31, 2013 would trigger an event of default under the GenOn Marsh Landing credit facility. In addition, a termination of the PPA would trigger an event of default under the GenOn Marsh Landing credit facility. As there is currently no wholesale capacity market in California, if PG&E were to terminate the PPA, the ability to refinance the project would likely be limited. GenOn Marsh Landing's contingent obligations for delay damages or termination payments under the PPA were $80 million at December 31, 2012. See Item 15 — Note 23, Guarantees, to the Consolidated Financial Statements for a discussion of letters of credit issued and surety bonds posted to secure GenOn Marsh Landing's obligations to PG&E in connection with the Marsh Landing development project.
The Registrants are exposed to the risk of fuel cost volatility because they must pre-purchase coal and oil.
        Most of the Registrants fuel contracts are at fixed prices with terms of two years or less. Although the Registrants purchase coal and oil based on expected requirements, they still face the risks of fuel price volatility if they require more fuel than expected.

        The Registrants cost of fuel may not reflect changes in energy and fuel prices in part because they must pre-purchase inventories of coal and oil for reliability and dispatch requirements, and thus the price of fuel may have been determined at an earlier date than the price of energy generated from the fuel. Similarly, the price the Registrants can obtain from the sale of energy may not rise at the same rate, or may not rise at all, to match a rise in fuel costs.
The Registrants are exposed to the risk of their fuel providers and fuel transportation providers failing to perform.
        For the Registrants coal-fired generating facilities, they purchase most of their coal from a limited number of suppliers. Because of a variety of operational issues, the Registrants' coal suppliers may not provide the contractual quantities on the dates specified within the agreements, or the deliveries may be carried over to future periods. Also, interruptions to planned or contracted deliveries to the Registrants' generating facilities can result from a lack of, or constraints in, coal transportation because of rail, river or road system disruptions, adverse weather conditions and other factors.
        If the Registrants' coal suppliers do not perform in accordance with the agreements, they may have to procure higher priced coal in the market to meet their needs, or higher priced power in the market to meet their obligations. In addition, generally the Registrants coal suppliers do not have investment grade credit ratings nor do they post collateral with the Registrants and, accordingly, the Registrants may have limited ability to collect damages in the event of default by such suppliers.
        For the Registrants' oil-fired generating facilities, the Registrants typically purchase fuel from a limited number of suppliers. If the Registrants' oil suppliers do not perform in accordance with the agreements, they may have to procure higher priced oil in the market to meet their needs, or higher priced power in the market to meet their obligations. For the Registrants' gas-fired generating facilities, any curtailments or interruptions on transporting pipelines could result in curtailment of operations or increased fuel supply costs.
Operation of the Registrants' generating facilities involve risks that could result in disruption, curtailment or inefficiencies in their operations.
        The operation of the Registrants' generating facilities involves various operating risks, including, but not limited to:
•the output and efficiency levels at which those generating facilities perform;
•interruptions in fuel supply and quality of available fuel;
•disruptions in the delivery of electricity;
•adverse zoning;
• breakdowns or equipment failures (whether a result of age or otherwise);
• violations of permit requirements or changes in the terms of, or revocation of, permits;
• releases of pollutants and hazardous substances to air, soil, surface water or groundwater;
• ability to transport and dispose of coal ash at reasonable prices;
• curtailments or other interruptions in natural gas supply;
• shortages of equipment or spare parts;
• labor disputes, including strikes, work stoppages and slowdowns;
• the aging workforce at many of the Registrants' facilities;
•operator errors;
•curtailment of operations because of transmission constraints;
•failures in the electricity transmission system which may cause large energy blackouts;
•implementation of unproven technologies in connection with environmental improvements; and
•catastrophic events such as fires, explosions, floods, earthquakes, hurricanes or other similar occurrences.
        These factors could result in a material decrease, or the elimination of, the revenues generated by the Registrants' facilities or a material increase in the Registrants' costs of operations.

The Registrants operate in a limited number of markets and a significant portion of revenues are derived from the PJM market. The effect of adverse developments in the markets, especially the PJM market, may be greater on the Registrants than on more geographically diversified competitors.
        GenOn's generating capacity is 57% in PJM, 25% in CAISO, 10% in NYISO and ISO-NE, 6% in the Southeast and 2% in MISO.  GenOn Americas Generation's generating capacity is 53% in PJM, 23% in CAISO and 24% in NYISO and ISO-NE. All of GenOn Mid-Atlantic's generating capacity is in PJM. Approximately 78% of GenOn's gross margin during 2012 was attributable to the East operating segment. Adverse developments in these regions, especially in the PJM market, may adversely affect the Registrants. Further, the effect of such adverse regional developments may be greater on the Registrants than on more geographically diversified competitors.
The Registrants are exposed to possible losses that may occur from the failure of a counterparty to perform according to the terms of a contractual arrangement, particularly in connection with GenOn Mid-Atlantic's non-collateralized power hedges with financial institutions.
        Non-collateralized power hedges with financial institutions represent 24% of the net notional power position for GenOn, 35% of the net notional power position for GenOn Americas Generation and 35% of the net notional power position for GenOn Mid-Atlantic at December 31, 2012. Such hedges are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties, and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. Deterioration in the financial condition of such counterparties could result in their failure to pay amounts owed to GenOn Mid-Atlantic or to perform obligations or services owed to GenOn Mid-Atlantic beyond collateral posted.
Changes in technology may significantly affect the Registrants' generating business by making their generating facilities less competitive.
        The Registrants generate electricity using fossil fuels at large central facilities. This method results in economies of scale and lower costs than newer technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells. It is possible that advances in those technologies, or governmental incentives for renewable energies, will reduce their costs to levels that are equal to or below that of most central station electricity production.
The expected decommissioning and/or site remediation obligations of certain of the Registrants' generating facilities may negatively affect their cash flows.
        Some of the Registrants' generating facilities and related properties are subject to decommissioning and/or site remediation obligations that may require material expenditures. Furthermore, laws and regulations may change to impose material additional decommissioning and remediation obligations on the Registrants in the future.
Terrorist attacks and/or cyber-attacks may result in the Registrants' inability to operate and fulfill their obligations, and could result in material repair costs.
        As power generators, the Registrants face heightened risk of terrorism, including cyber terrorism, either by a direct act against one or more of their generating facilities or an act against the transmission and distribution infrastructure that is used to transport the power. Although the entire industry is exposed to these risks, the Registrants' generating facilities and the transmission and distribution infrastructure located in the PJM market are particularly at risk because of the proximity to major population centers, including governmental and commerce centers.
        The Registrants rely on information technology networks and systems to operate their generating facilities, engage in asset management activities, and process, transmit and store electronic information. Security breaches of this information technology infrastructure, including cyber-attacks and cyber terrorism, could lead to system disruptions, generating facility shutdowns or unauthorized disclosure of confidential information related to their employees, vendors and counterparties. Confidential information includes banking, vendor, counterparty and personal identity information.
        Systemic damage to one or more of the Registrants' generating facilities and/or to the transmission and distribution infrastructure could result in the inability to operate in one or all of the markets the Registrants serve for an extended period of time. If the Registrants' generating facilities are shut down, they would be unable to respond to the ISOs and RTOs or fulfill their obligations under various energy and/or capacity arrangements, resulting in lost revenues and potential fines, penalties and other liabilities. Pervasive cyber-attacks across the industry could affect the ability of ISOs and RTOs to function in some regions. The cost to restore the Registrants' generating facilities after such an occurrence could be material.

The Registrants' operations are subject to hazards customary to the power generating industry. The Registrants may not have adequate insurance to cover all of these hazards.
        Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of high-speed rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks (such as earthquake, flood, storm surge, lightning, hurricane, tornado and wind), hazards (such as fire, explosion, collapse and machinery failure) are inherent risks in the Registrants' operations. The Registrants are also susceptible to terrorist attacks, including cyber-attacks, against their generating facilities or the transmission and distribution infrastructure that is used to transport their power. These hazards can cause significant injury to personnel or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in one or more of the Registrants being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. The Registrants do not maintain specialized insurance for possible liability resulting from a cyber-attack on their systems that may shut down all or part of the transmission and distribution system. However, the Registrants maintain an amount of insurance protection that they consider adequate and customary for merchant power producers. The Registrants cannot assure that their insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which they may be subject.
Lawsuits, regulatory proceedings and tax proceedings could adversely affect the Registrants' future financial results.
        From time to time, the Registrants are named as a party to, or their property is the subject of, lawsuits, regulatory proceedings or tax proceedings. The Registrants are currently involved in various proceedings which involve highly subjective matters with complex factual and legal questions. Their outcome is uncertain. Any claim that is successfully asserted against the Registrants could require significant expenditures by them. Even if the Registrants prevail, any proceedings could be costly and time-consuming, could divert the attention of management and key personnel from their business operations and could result in adverse changes in their insurance costs. See Item 15 — Note 17, Income Taxes, Note 20, Commitments and Contingencies, Note 21, Regulatory Matters, and Note 22, Environmental Matters, to the Consolidated Financial Statements.
Risks Related to Economic and Financial Market Conditions
The Registrants are exposed to systemic risk of the financial markets and institutions and the risk of non-performance of the individual lenders under GenOn's undrawn credit facilities.
        Maintaining sufficient liquidity in the Registrants' business for maintenance and operating expenditures, capital expenditures and collateral is crucial in order to mitigate the risk of future financial distress to the Registrants. Accordingly, GenOn maintains a revolving credit facility with NRG to manage its expected liquidity needs and contingencies.
        GenOn Marsh Landing has significant undrawn availability under the GenOn Marsh Landing credit facility. A significant portion of the remaining Marsh Landing project costs are expected to be funded through drawings under the GenOn Marsh Landing credit facility. The failure of the lenders to perform under the Marsh Landing credit facility could have a material adverse effect on the ability to complete construction of the Marsh Landing facility.
A negative market perception of the Registrants' value could impair their ability to issue or refinance debt.
        A sustained downturn in general economic conditions, including low power and commodity prices, could result in a perceived weakness in the Registrants' overall financial health.
        A negative market perception of the Registrants' value could result in their inability to obtain and maintain an appropriate credit rating. In this event, they may be unable to access debt markets or refinance future debt maturities, or they may be required to post additional collateral to operate their business.
As financial institutions consolidate and operate under more restrictive capital constraints and regulations, including the Dodd-Frank Act, there could be less liquidity in the energy and commodity markets for hedge transactions and fewer creditworthy counterparties.
        The Registrants hedge economically a substantial portion of their PJM coal-fired generation and certain of their other generation. A significant portion of their hedges are financial swap transactions between GenOn Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral, either for initial margin or for securing exposure as a result of changes in power or natural gas prices. Global financial institutions have been active participants in these energy and commodity markets. As global financial institutions consolidate and operate under more restrictive capital constraints and regulations, including the Dodd-Frank Act, there could be less liquidity in the energy and commodity markets, which could have a material adverse effect on the Registrants' ability to hedge economically and transact with creditworthy counterparties.

The Registrants' business is subject to substantial governmental regulation and may be adversely affected by legislative or regulatory changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.
      The CFTC, among other things, has regulatory authority over the trading of physical commodities, futures and other derivatives under the Commodity Exchange Act. On July 21, 2010, President Obama signed the Dodd-Frank Act, which, among other things, aims to improve transparency and accountability in the futures and derivatives markets. The Dodd-Frank Act increased the CFTC's regulatory authority on matters related to futures and over-the-counter derivatives trading, including, but not limited to, trading practices, trade clearance, transaction reporting and recordkeeping, position limits, and market participant capital and margin requirements. The Dodd-Frank Act further defined several new categories of regulated market participants, including swap dealers and major swap participants, both of which must meet extensive compliance requirements. The Registrants have reached the conclusion that they are neither a swap dealer nor a major swap participant and have taken and will continue to take measures to otherwise comply with the Dodd-Frank Act.
The Registrants expect that, in 2013 and thereafter, the CFTC will further clarify the scope of the Dodd-Frank Act and publish additional rules concerning central clearing requirements, position limits, margin requirements, the definition of a “swap” and other issues that will affect futures and over-the-counter derivatives trading. Because there are many details that remain to be addressed through CFTC rulemaking proceedings, at this time, the Registrants cannot fully measure the impact on their current operations or collateral requirements.
Many of the factors that cause changes in commodity prices are outside the Registrants' control and may materially increase their cost of producing power or lower the price at which they are able to sell their power.
        The Registrants' generating business is subject to changes in power prices and fuel and emission costs, and these commodity prices are influenced by many factors outside the Registrants' control, including weather, seasonal variation in supply and demand, market liquidity, transmission and transportation inefficiencies, availability of competitively priced alternative energy sources, demand for energy commodities, production of natural gas, coal and crude oil, natural disasters, wars, embargoes and other catastrophic events, and federal, state and environmental regulation and legislation. In addition, significant fluctuations in the price of natural gas may cause significant fluctuations in the price of electricity. Significant fluctuations in commodity prices may affect the financial results and financial position by increasing the cost of producing power and decreasing the amounts the Registrants receive from the sale of power.
The Registrants' hedging activities will not fully protect them from fluctuations in commodity prices.
        The Registrants engage in hedging activities related to sales of electricity and purchases of fuel and emission allowances. The income and losses from these activities are recorded as operating revenues and cost of operations. The Registrants may use forward contracts and other derivative financial instruments to manage market risk and exposure to volatility in prices of electricity, coal, natural gas, emissions and oil. The effectiveness of these hedges is dependent upon the correlation between the forward contracts and the other derivative financial instruments used as a hedge and the market risk of the asset or assets being hedged. The Registrants cannot provide assurance that these strategies will be successful in managing their price risks, or that they will not result in net losses to the Registrants as a result of future volatility in electricity, fuel and emission markets. Actual power prices and fuel costs may differ from expectations.
        The Registrants hedging activities include natural gas derivative financial instruments that they use to hedge economically power prices for their baseload generation. The effectiveness of these hedges is dependent upon the correlation between power and natural gas prices in the markets where the Registrants operate. If those prices are not sufficiently correlated, the Registrants' financial results and financial position could be adversely affected.
        Additionally, GenOn and GenOn Americas Generation expect to have an open position in the market, within their established guidelines, resulting from their fuel and emissions management activities. To the extent open positions exist, fluctuating commodity prices can affect their financial results and financial position, either favorably or unfavorably. As a result of these and other factors, the Registrants cannot predict the outcome that risk management decisions may have on their business, operating results or financial position. Although management devotes considerable attention to these issues, their outcome is uncertain.
The Registrants' policies and procedures cannot eliminate the risks associated with their hedging activities.
        The risk management procedures the Registrants have in place may not always be followed or may not always work as planned. If any of the employees were able to violate the system of internal controls, including the risk management policy, and engage in unauthorized hedging and related activities, it could result in significant penalties and financial losses. In addition, risk management tools and metrics such as value at risk, gross margin at risk, and stress testing are partially based on historic price movements. If price movements significantly or persistently deviate from historical behavior, risk limits may not fully protect the Registrants from significant losses.

The Registrants' hedging and GenOn Americas Generation's fuel oil management activities may increase the volatility of the U.S. GAAP financial results.
        Derivatives from the Registrants' hedging and GenOn Americas Generation's fuel oil management activities are recorded on the balance sheets at fair value pursuant to the accounting guidance for derivative financial instruments. Other than interest rate swaps into which GenOn entered to manage its interest rate risk associated with the GenOn Marsh Landing project financing, none of the Registrants' other derivatives recorded at fair value is designated as a hedge under this guidance, and changes in their fair values currently are recognized in earnings as unrealized gains or losses. As a result, the Registrants' U.S. GAAP financial results-including gross margin, operating income and balance sheet ratios-will, at times, be volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices.
Risks Related to Governmental Regulation and Laws
The Registrants costs of compliance with environmental laws are significant and can affect their future operations and financial results.
        The Registrants are subject to extensive and evolving environmental regulations, particularly in regard to their coal- and oil-fired facilities. Environmental laws, particularly with respect to air emissions, disposal of ash, wastewater discharge and cooling water systems, are generally becoming more stringent, which may require the Registrants to make additional facility upgrades or restrict their operations. Failure to comply with environmental requirements could require the Registrants to shut down or reduce production at their facilities or create liabilities. The Registrants incur significant costs in complying with these regulations and, if they fail to comply, could incur significant penalties. The Registrants cost estimates for environmental compliance are based on existing regulations or their view of reasonably likely regulations, and their assessment of the costs of labor and materials and the state of evolving technologies. The Registrants decision to make these investments is often subject to future market conditions. Changes to the preceding factors, new or revised environmental regulations, litigation and new legislation and/or regulations, as well as other factors, could cause their actual costs to vary outside the range of their estimates, further constrain their operations, increase their environmental compliance costs and/or make it uneconomical to operate some of their facilities.
        Federal, state and regional initiatives to regulate greenhouse gas emissions could have a material impact on the Registrants' financial performance and condition. The actual impact will depend on a number of factors, including the overall level of greenhouse gas reductions required under any such regulations, the final form of the regulations or legislation, and the price and availability of emission allowances if allowances are a part of any final regulatory framework.
        The Registrants are required to surrender emission allowances equal to emissions of specific substances to operate their facilities. Surrender requirements may require purchase of allowances, which may be unavailable or only available at costs that would make it uneconomical to operate their facilities.
        Certain environmental laws, including Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws, impose strict and, in many circumstances, joint and several liability for costs of remediating contamination. Some of the Registrants' facilities have areas with known soil and/or groundwater contamination. The Registrants could be required to spend significant sums to remediate contamination, regardless of whether they caused such contamination, (a) if there are releases or discoveries of hazardous substances at their generating facilities, at disposal sites they currently use or have used, or at other locations for which they may be liable, or (b) if parties contractually responsible to them for contamination fail to or are unable to respond when claims or obligations regarding such contamination arise.
Under current and forecasted market conditions, capital expenditures required by GenOn's permit for the Shawville facility are not economic. (GenOn)
        GenOn's NPDES permit requires installation of cooling towers or reduction in plant operation by July 2015 at its leased Shawville facility. Accordingly, GenOn plan's to place the coal-fired units at the Shawville facility, which is leased, in a long-term protective layup in April 2015. Under the lease agreement for Shawville, GenOn's obligations generally are to pay the required rent and to maintain the leased assets in accordance with the lease documentation, including in compliance with prudent competitive electric generating industry practice and applicable laws. GenOn will continue to evaluate its options under the lease, including termination of the lease for economic obsolescence and/or keeping the facility in long-term protective layup during the term of the lease. In the event of an early termination, GenOn would seek a termination for obsolescence under the lease agreement and could be required to make a termination payment equal to the difference between the termination value and the proceeds received in connection with the sale of the facility to a third-party, together with such other amounts, if any, required under the lease. At December 31, 2012, the total notional minimum lease payments for the remaining terms of the lease aggregated $193 million and the termination value for the lease was $220 million.

The Registrants' coal-fired generating units produce certain byproducts that involve extensive handling and disposal costs and are subject to government regulation. Changes in these regulations, or their administration, by legislatures, state and federal regulatory agencies, or other bodies may affect the costs of handling and disposing of these byproducts.
        As a result of the coal combustion process, the Registrants produce significant quantities of ash at their coal-fired generating units that must be disposed of at sites permitted to handle ash. One of the Registrants' landfills in Maryland has reached design capacity and it is expected that another site in Maryland may reach full capacity in the next few years. As a result, the Registrants are developing new ash management facilities and have constructed a facility to prepare ash from certain of the Maryland facilities for beneficial uses. However, the costs associated with developing new ash management facilities could be material, and the amount of time to complete such developments could extend beyond the time when new facilities are needed. Likewise, the new facility for preparing ash for beneficial uses may not operate as expected; or the ash may not be marketed and sold as expected. Additionally, costs associated with third-party ash handling and disposal are material and could have an adverse effect on the Registrants' financial performance and condition.
        The Registrants also produce gypsum as a byproduct of the SO2 scrubbing process at their coal-fired generating facilities, much of which is sold to third parties for use in drywall production. Should their ability to sell such gypsum to third parties be restricted as a result of the lack of demand or otherwise, their gypsum disposal costs could rise materially.
        The EPA has proposed two alternatives for regulating byproducts such as ash and gypsum. One of these alternatives would regulate these byproducts as "special wastes" in a manner similar to the regulation of hazardous wastes. If these byproducts are regulated as special wastes, the cost of disposing of these byproducts would increase materially and may limit the Registrants' ability to recycle them for beneficial use.
The Registrants' business is subject to complex government regulations. Changes in these regulations, or their administration, by legislatures, state and federal regulatory agencies, or other bodies may affect the prices at which the Registrants are able to sell the electricity they produce, the costs of operating their generating facilities or their ability to operate their facilities.
        The majority of the Registrants' generation is sold at market prices under market-based rate authority granted by the FERC. If certain conditions are not met, the FERC has the authority to withhold or rescind market-based rate authority and require sales to be made based on cost-of-service rates. A loss of the Registrants' market-based rate authority could have a materially negative impact on their generating business.
        Even when market-based rate authority has been granted, the FERC may impose various forms of market mitigation measures, including price caps and operating restrictions, when it determines that potential market power might exist and that the public interest requires such potential market power to be mitigated. In addition to direct regulation by the FERC, most of the Registrants' facilities are subject to rules and terms of participation imposed and administered by various ISOs and RTOs. Although these entities are themselves ultimately regulated by the FERC, they can impose rules, restrictions and terms of service that are quasi-regulatory in nature and can have a material adverse impact on the Registrants' business. For example, ISOs and RTOs may impose bidding and scheduling rules, both to curb the potential exercise of market power and to ensure market functions. Such actions may materially affect the Registrants' ability to sell and the price they receive for their energy, capacity and ancillary services.
        To conduct the Registrants' business, they must obtain and periodically renew licenses, permits and approvals for their facilities. These licenses, permits and approvals can be in addition to any required environmental permits. No assurance can be provided that they will be able to obtain and comply with all necessary licenses, permits and approvals for these facilities.
        Conflicts may occur between reliability needs and environmental rules, particularly with increasingly stringent environmental restrictions. Without a consent decree or adjustments to permit requirements, which require long lead times to obtain, the Registrants remain subject to environmental penalties or liabilities that may occur as a result of operating in compliance with reliability requirements. Further, the Registrants could be subject to citizen suits in these types of circumstances, even if they have received a consent decree or permit adjustment exempting them from environmental requirements.
        The Registrants cannot predict whether the federal or state legislatures will adopt legislation relating to the restructuring of the energy industry. There are proposals in many jurisdictions that would either roll back or advance the movement toward competitive markets for the supply of electricity, at both the wholesale and retail levels. In addition, any future legislation favoring large, vertically integrated utilities and a concentration of ownership of such utilities could affect the Registrants' ability to compete successfully, and their business and results of operations could be adversely affected. Similarly, any regulations or laws that favor new generation over existing generation could adversely affect their business.

Risks Related to Level of Indebtedness
The Registrants' substantial indebtedness and operating lease obligations could limit their ability to react to changes in the economy or the industry and prevent them from meeting or refinancing their obligations.
At December 31, 2012, GenOn's consolidated indebtedness was $4.2 billion, GenOn Americas Generation's consolidated indebtedness was $960 million and GenOn Mid-Atlantic's consolidated indebtedness was $14 million. In addition, the present values of lease payments under the respective GenOn Mid-Atlantic and REMA operating leases were approximately $833 million and $450 million, respectively (assuming a 10% and 9.4% discount rate, respectively) and the termination values of the respective GenOn Mid-Atlantic and REMA operating leases were $1.2 billion and $722 million, respectively.
        The Registrants' substantial indebtedness and operating lease obligations could have important consequences for their liquidity, results of operations, financial position and prospects, including their ability to grow in accordance with their strategies. These consequences include the following:

•	they may limit their ability to obtain additional debt for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•
a substantial portion of their cash flows from operations must be dedicated to the payment of rent and principal and interest on their indebtedness and will not be available for other purposes, including for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	the debt service requirements of their indebtedness and their lease obligations could make it difficult for them to satisfy or refinance their financial obligations;

•	certain of the Registrants' borrowings, including borrowings under the NRG credit agreement, are at variable rates of interest, exposing the Registrants to the risk of increased interest rates;

•	they may limit their flexibility in planning for and reacting to changes in the industry;

•	they may place the Registrants at a competitive disadvantage compared to other, less leveraged competitors;

•	GenOn's and GenOn Americas Generation's credit agreement with NRG contains restrictive covenants that limit their ability to engage in activities that may be in their long-term best interest; and

•
the Registrants may be more vulnerable in a downturn in general economic conditions or in their business and they may be unable to carry out capital expenditures that are important to their long-term growth or necessary to comply with environmental regulations.

GenOn and its subsidiaries that are holding companies, including GenOn Americas Generation, may not have access to sufficient cash to meet their obligations if their subsidiaries, in particular GenOn Mid-Atlantic, are unable to make distributions.
        GenOn and certain of its subsidiaries, including GenOn Americas Generation and GenOn Americas, are holding companies and, as a result, are dependent upon dividends, distributions and other payments from their operating subsidiaries to generate the funds necessary to meet their obligations. In particular, a substantial portion of the cash from their operations is generated by GenOn Mid-Atlantic. The ability of certain of their subsidiaries to pay dividends and make distributions is restricted under the terms of their debt or other agreements, including the operating leases of GenOn Mid-Atlantic and REMA. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the respective operating leases or if the respective restricted payment tests are not satisfied, GenOn Mid-Atlantic and REMA would not be able to distribute cash. At December 31, 2012, GenOn Mid-Atlantic satisfied the restricted payments test. At December 31, 2012, REMA did not satisfy the restricted payments test.
The Registrants may be unable to generate sufficient cash to service their debt and leases and to post required amounts of cash collateral necessary to hedge economically market risk. (GenOn and GenOn Americas Generation)
        The Registrants' ability to pay principal and interest on their debt and the rent on their leases depends on their future operating performance. If their cash flows and capital resources are insufficient to allow them to make scheduled payments on their debt, the Registrants may have to reduce or delay capital expenditures, sell assets, restructure or refinance. There can be no assurance that the terms of their debt or leases will allow these alternative measures, that the financial markets will be available to them on acceptable terms or that such measures would satisfy their scheduled debt service and lease rent obligations. If the Registrants do not comply with the payment and other material covenants under their debt and lease agreements, they could default under their debt or leases.

        Their asset management activities may require them to post collateral either in the form of cash or letters of credit. At December 31, 2012, GenOn and GenOn Americas Generation had $148 million and $91 million, respectively, of posted cash collateral. At December 31, 2012, GenOn had $261 million of letters of credit issued under the NRG credit agreement to support its asset management activities, trading activities, rent reserve requirements and other commercial arrangements. Although the Registrants seek to structure transactions in a way that reduces their potential liquidity needs for collateral, they may be unable to execute their hedging strategy successfully if they are unable to post the amount of collateral required to enter into and support hedging contracts.
        GenOn and GenOn Americas Generation are active participants in energy exchange and clearing markets, which require a per-contract initial margin to be posted. The initial margins are determined by the exchanges through the use of proprietary models that rely on a variety of inputs and factors, including market conditions. They have limited notice of any changes to the margin rates. Consequently, they are exposed to changes in the per unit margin rates required by the exchanges and could be required to post additional collateral on short notice.
The terms of the Registrants' credit facilities and leases restrict their current and future operations, particularly their ability to respond to changes or take certain actions.
        The Registrants' credit facilities and leases contain a number of restrictive covenants that impose significant operating and financial restrictions on them and may limit their ability to engage in acts that may be in their long-term best interest, including restrictions on their ability to:
•incur additional indebtedness;
•pay dividends or make other distributions;
•prepay, redeem or repurchase certain debt;
•make loans and investments;
•sell assets;
•incur liens;
•enter into transactions with affiliates;
•enter into sale-leaseback transactions; and
•consolidate, merge or sell all or substantially all of their assets.

Cautionary Statement Regarding Forward Looking Information (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

    This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe", "project", "anticipate", "plan", "expect", "intend", "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Registrants’ actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the following:

•	General economic conditions, changes in the wholesale power markets and fluctuations in the cost of fuel;

•	Volatile power supply costs and demand for power;

•
Hazards customary to the power production industry and power generation operations such as fuel and electricity price volatility, unusual weather conditions, catastrophic weather-related or other damage to facilities, unscheduled generation outages, maintenance or repairs, unanticipated changes to fuel supply costs or availability due to higher demand, shortages, transportation problems or other developments, environmental incidents, or electric transmission or gas pipeline system constraints and the possibility that the Registrants may not have adequate insurance to cover losses as a result of such hazards;

•	The effectiveness of the Registrants’ risk management policies and procedures, and the ability of the Registrants’ counterparties to satisfy their financial commitments;

•	Counterparties' collateral demands and other factors affecting the Registrants' liquidity position and financial condition;

•
The Registrants’ ability to operate their businesses efficiently, manage capital expenditures and costs tightly, and generate earnings and cash flows from their asset-based businesses in relation to their debt and other obligations;

•	The Registrants’ ability to enter into contracts to sell power and procure fuel on acceptable terms and prices;

•	The liquidity and competitiveness of wholesale markets for energy commodities;

•
Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws and increased regulation of carbon dioxide and other greenhouse gas emissions;

•	Price mitigation strategies and other market structures employed by ISOs or RTOs that result in a failure to adequately compensate the Registrants’ generation units for all of their costs;

•
The Registrants’ ability to borrow additional funds and access capital markets, as well as GenOn’s substantial indebtedness and the possibility that the Registrants may incur additional indebtedness going forward;

•
Operating and financial restrictions placed on the Registrants and their subsidiaries that are contained in the indentures governing GenOn’s outstanding notes, and in debt and other agreements of certain of the Registrants’ subsidiaries and project affiliates generally;

•	The Registrants’ ability to implement their strategy of developing and building new power generation facilities;

•
The Registrants’ ability to implement their strategy of finding ways to meet the challenges of climate change, clean air and protecting natural resources while taking advantage of business opportunities;

•
The Registrants’ ability to implement their strategy of increasing the return on invested capital through operational performance improvements and a range of initiatives at plants and corporate offices to reduce costs or generate revenues;

•	The Registrants’ ability to successfully evaluate investments in new business and growth initiatives;

•	The Registrants’ ability to successfully integrate and manage any acquired businesses;

•	The Registrants' ability to integrate the businesses and realize cost savings related to the NRG Merger; and

•	The Registrants’ ability to develop and maintain successful partnering relationships.

Forward-looking statements speak only as of the date they were made, and the Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause the Registrants’ actual results to differ materially from those contemplated in any forward-looking statements included in this Annual Report on Form 10-K should not be construed as exhaustive.

Item 2 — Properties (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

Listed below are descriptions of Registrants’ interests in facilities, operations and/or projects owned or leased as of December 31, 2012. The MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Registrants’ ownership position excluding capacity from inactive/mothballed units as of December 31, 2012. The following table summarizes the Registrants' power production and cogeneration facilities by region:

Name and Location of Facility	Power Market	% Owned		Net Generation Capacity (MW) (a)	Primary Fuel-type
East Region:
Chalk Point, Aquasco, MD	PJM	100.00		665	Coal
Chalk Point, Aquasco, MD	PJM	100.00		1,690	Natural Gas
Dickerson, MD	PJM	100.00	(b)	535	Coal
Dickerson, MD	PJM	100.00	(b)	310	Natural Gas
Morgantown, Newburg, MD	PJM	100.00	(b)	1,230	Coal
Morgantown, Newburg, MD	PJM	100.00	(b)	250	Oil
	Total GenOn Mid-Atlantic:			4,680
East Region:
Bowline, West Haverstraw, NY	NYISO	100.00		755	Natural Gas
Canal, Sandwich, MA	ISO-NE	100.00		1,110	Oil
Kendall, Cambridge, MA	ISO-NE	100.00		260	Natural Gas
Martha’s Vineyard, MA	ISO-NE	100.00		15	Oil
West Region:
Contra Costa, Antioch, CA (c)	CAISO	100.00		675	Natural Gas
Pittsburg, CA	CAISO	100.00		1,310	Natural Gas
	Total GenOn Americas Generation:			8,805
East Region:
Aurora, IL	PJM	100.00		880	Natural Gas
Avon Lake, OH (c)	PJM	100.00		730	Coal
Avon Lake, OH	PJM	100.00		20	Oil
Blossburg, PA	PJM	100.00		20	Natural Gas
Brunot Island, Pittsburgh, PA	PJM	100.00		260	Natural Gas
Cheswick, Springdale, PA	PJM	100.00		565	Coal
Conemaugh, New Florence, PA (d)	PJM	16.45		280	Coal
Conemaugh, New Florence, PA (d)	PJM	16.45		5	Oil
Gilbert, Milford, NJ (c)	PJM	100.00		535	Natural Gas
Glen Gardner, NJ (c)	PJM	100.00		160	Natural Gas
Hamilton, East Berlin, PA	PJM	100.00		20	Oil
Hunterstown CCGT, Gettysburg, PA	PJM	100.00		810	Natural Gas
Hunterstown CTS, Gettysburg, PA	PJM	100.00		60	Natural Gas
Keystone, Shelocta, PA (d)	PJM	16.67		280	Coal
Keystone, Shelocta, PA (d)	PJM	16.67		5	Oil
Mountain, Mount Holly Springs, PA	PJM	100.00		40	Oil
New Castle, West Pittsburg, PA (c)	PJM	100.00		325	Coal
New Castle, West Pittsburg, PA (c)	PJM	100.00		5	Oil
Niles, OH	PJM	100.00		25	Oil
Orrtanna, PA	PJM	100.00		20	Oil

Osceola, Holopaw, FL	FRCC	100.00	460	Natural Gas
Portland, Mouth Bethel, PA (c)	PJM	100.00	400	Coal
Portland, Mouth Bethel, PA	PJM	100.00	170	Oil
Sayreville, NJ	PJM	100.00	225	Natural Gas
Seward, New Florence, PA	PJM	100.00	525	Coal
Shawnee, East Stoudsburg, PA	PJM	100.00	20	Oil
Shawville, PA (d) (e)	PJM	100.00	600	Coal
Shawville, PA (d)	PJM	100.00	5	Oil
Titus, Birdsboro, PA (c)	PJM	100.00	245	Coal
Titus, Birdsboro, PA	PJM	100.00	30	Oil
Tolna, Stewartstown, PA	PJM	100.00	40	Oil
Warren, PA	PJM	100.00	55	Natural Gas
Werner, South Amboy, NJ (c)	PJM	100.00	210	Oil
South Central Region:
Choctaw, French Camp, MS	SERC-Entergy	100.00	800	Natural Gas
Sabine, Orange, TX (f)	SERC-Entergy	50.00	55	Natural Gas
Shelby County, Neoga, IL	MISO	100.00	345	Natural Gas
West Region:
Coolwater, Dagget, CA	CAISO	100.00	635	Natural Gas
Ellwood, Goleta, CA	CAISO	100.00	55	Natural Gas
Etiwanda, Rancho Cucamonga, CA	CAISO	100.00	640	Natural Gas
Mandalay, Oxnard, CA	CAISO	100.00	560	Natural Gas
Ormond Beach, Oxnard, CA	CAISO	100.00	1,515	Natural Gas
	Total GenOn:		21,440

(a)	Net generation capacity is approximate and actual capacity can vary depending on factors including weather conditions, operational conditions, and other factors.

(b)
GenOn Mid-Atlantic leases 100% interests in the Dickerson and Morgantown coal generation units through facility lease agreements expiring in 2029 and 2034, respectively. GenOn Mid-Atlantic owns 310 MW and 250 MW of peaking capacity at the Dickerson and Morgantown generating facilities, respectively. GenOn Mid-Atlantic operates the Dickerson and Morgantown facilities.

(c)	GenOn expects to deactivate net generation capacity at the following facilities:

Facility	Expected Deactivation Date	Net Generation Capacity (MW)
Avon Lake	April 2015	730
Contra Costa	May 2013	675
Gilbert	May 2015	190
Glen Gardner	May 2015	160
New Castle	April 2015	330
Portland	January 2015	400
Titus	April 2015	245
Werner	May 2015	210

(d)
GenOn leases 100%, 16.67% and 16.45% interests in three Pennsylvania facilities (Shawville, Keystone and Conemaugh, respectively) through facility lease agreements expiring in 2026, 2034 and 2034, respectively. GenOn operates the Shawville, Keystone and Conemaugh facilities. The table includes GenOn’s net share of the capacity of these facilities.

(e)	GenOn expects to place the coal-fired units at the Shawville generating facility (600 MW of the 605 MW) in long-term protective layup in April 2015.

(f)
GenOn owns a 50% equity interest in the Sabine facility located in east Texas having a net generating capacity of 110 MW. An unaffiliated party owns the other 50% and an affiliated party to the other owner operates the facility. The table includes GenOn’s net share of the capacity of this facility.

Other Properties

The Registrants own or lease oil and gas pipelines that serve its generating facilities. GenOn leases offices at 1000 Main Street, Houston, Texas 77002, which are leased through 2018, subject to two five-year renewal options. GenOn also leases other offices. The Registrants believe that their properties are adequate for their present needs. Except for the Conemaugh, Keystone and Sabine facilities, the Registrants’ interest as of December 31, 2012 is 100% for each property. The Registrants have satisfactory title, rights and possession to their owned facilities, subject to exceptions, which, in their opinion, would not have a material adverse effect on the use or value of the facilities.

Item 3 — Legal Proceedings (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
See Item 15 — Note 20, Commitments and Contingencies, to the Consolidated Financial Statements for discussion of the material legal proceedings to which the Registrants are a party.
Item 4 — Mine Safety Disclosures (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

Not applicable.

PART II

Item 5 — Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

As a result of the NRG Merger, GenOn is a wholly-owned subsidiary of NRG. All of GenOn’s common stock is held by its parent, NRG, and GenOn’s common stock is not publicly traded. GenOn Americas Generation and GenOn Mid‑Atlantic are indirect wholly-owned subsidiaries of NRG. All of GenOn Americas Generation’s membership interests are held by its parent, GenOn Americas. All of GenOn Mid‑Atlantic’s membership interests are held by its parent, GenOn North America. GenOn Americas Generation’s and GenOn Mid‑Atlantic’s membership interests are not publicly traded.

Item 6 — Selected Financial Data (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

Item 6 has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Item 7 — Management's Narrative Analysis of the Results of Operations and Financial Condition (GenOn, GenOn
Americas Generation and GenOn Mid-Atlantic)

Reference is made to the Registrants’ Consolidated Statements of Operations to this Annual Report on Form 10-K, which presents the results of the Registrants’ operations for the periods from December 15, 2012 through December 31, 2012 and from January 1, 2012 through December 14, 2012 and the years ended December 31, 2011 and 2010, and also refer to Item I to this Form 10-K for additional discussion about the Registrants’ business.

NRG Merger

On July 20, 2012, GenOn entered into the NRG Merger Agreement with NRG and a direct wholly-owned subsidiary of NRG. Upon the terms and subject to the conditions set forth in the NRG Merger Agreement, which was approved by the boards of directors of GenOn and NRG, a wholly-owned subsidiary of NRG merged with and into GenOn, with GenOn continuing as the surviving corporation and a wholly-owned subsidiary of NRG.
On December 14, 2012, NRG completed the acquisition of GenOn.  NRG issued, as consideration for the acquisition, 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding, on the acquisition date, except for fractional shares which were paid in cash. See Item 15 — Note 3, NRG Merger, to the Consolidated Financial Statements.
Predecessor and Successor Reporting

As a result of the impact of pushdown accounting, the financial statements and certain note presentations separate GenOn’s, GenOn Americas Generation’s and GenOn Mid-Atlantic’s presentations into two distinct periods, the period before the consummation of the NRG Merger (labeled predecessor) and the period after that date (labeled successor), to indicate the application of different basis of accounting between the periods presented.

For comparison purposes, the discussion of results of operations below is based on the mathematical combination of the 2012 successor (December 15, 2012 through December 31, 2012) period and the 2012 predecessor (January 1, 2012 through December 14, 2012) period compared to the predecessor year ended December 31, 2011.

Environmental Matters, Regulatory Matters and Legal Proceedings

Details of environmental matters are presented in Item 15 — Note 22, Environmental Matters, to the Consolidated Financial Statements. Details of regulatory matters are presented in Item 15 — Note 21, Regulatory Matters, to the Consolidated Financial Statements. Details of legal proceedings are presented in Item 15 — Note 20, Commitments and Contingencies, to the Consolidated Financial Statements. Some of this information relates to costs that may be material to the Registrants’ financial results.

Consolidated Results of Operations

GenOn

2012 Compared to 2011

The following table provides selected financial information for GenOn:

	Successor	Predecessor
(In millions except otherwise noted)	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	Change % (a)
Operating Revenues
Energy revenue (b)	$59	$1,766	$2,164	(16)%
Capacity revenue (b)	30	818	915	(7)%
Mark-to-market for economic hedging activities	(16)	(157)	225	N/A
Contract amortization	—	(10)	(23)	(57)%
Other revenues (c)	—	147	333	(56)%
Total operating revenues	73	2,564	3,614	(27)%
Operating Costs and Expenses
Generation cost of sales (b)	41	1,219	1,630	(23)%
Mark-to-market for economic hedging activities	(7)	(16)	3	N/A
Contract and emissions credit amortization	(4)	(23)	(23)	17%
Other cost of operations	36	893	1,032	(10)%
Total cost of operations	66	2,073	2,642	(19)%
Depreciation and amortization	10	339	375	(7)%
Impairment losses	—	47	133	(65)%
Selling, general and administrative	61	177	255	(7)%
Total operating costs and expenses	137	2,636	3,405	(19)%
Operating Income/(Loss)	(64)	(72)	209	N/A
Other Income/(Expense)
Other income, net	—	3	4	(25)%
Interest expense	(8)	(330)	(379)	(11)%
Loss on debt extinguishment	—	—	(23)	(100)%
Total other expense	(8)	(327)	(398)	(16)%
Loss before income tax expense	(72)	(399)	(189)	149%
Income tax expense	—	15	—	100%
Net Loss	$(72)	$(414)	$(189)	N/A
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	2.79	2.79	4.04	(31)%
MWh sold (in thousands)	985	30,389	35,357
MWh generated (in thousands)	993	31,688	34,997

(a)
This column represents the difference between (a) the mathematical combination of the 2012 successor period and the 2012 predecessor period and (b) the 2011 predecessor period and (c) divided by the 2011 predecessor period.

(b)	Includes realized gains and losses from financially settled transactions.

(c)	Includes unrealized trading gains and losses.
N/A - Not Applicable

Generation Gross Margin

	Successor	Predecessor
(In millions)	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	Change % (a)

Energy revenue	$59	$1,766	$2,164	(16)%
Capacity revenue	30	818	915	(7)%
Other revenues	—	147	333	(56)%
Generation revenue	89	2,731	3,412	(17)%
Generation cost of sales	41	1,219	1,630	(23)%
Generation gross margin	$48	$1,512	$1,782	(12)%

(a)
This column represents the difference between (a) the mathematical combination of the 2012 successor period and the 2012 predecessor period and (b) the 2011 predecessor period and (c) divided by the 2011 predecessor period.

Generation gross margin decreased by $222 million for the 2012 combined successor period and predecessor period compared to 2011 due to:

(In millions)

Lower gross margin from coal plants due to decrease in generation primarily as a result of lower power prices	$(399)
Lower capacity revenue primarily resulting from lower capacity prices	(67)
Lower gross margin primarily due to decreases in income from propriety trading and fuel oil management activities	(38)
Higher gross margin primarily due to increase in power hedges resulting from lower prices	175
Higher gross margin from gas plants due to increase in generation primarily as a result of lower gas prices	73
Advanced settlement of an out-of market contract obligation (a)	20
Other, net	14
$(222)

(a)
This $20 million in income for the advance settlement of an out-of-market contract obligation relates to GenOn's successful permanent assignment of a long-term contract that was out-of-market and revalued as of the date of the Mirant/RRI Merger and recorded as a $20 million liability. GenOn had no further obligations under the contract and did not need it to support GenOn's ongoing operations and therefore reversed the liability in 2012.

Mark-to-market for Economic Hedging Activities

Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $372 million for the 2012 combined successor period and predecessor period compared to 2011.

The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor	Predecessor
(In millions)	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011

Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(13)	$(456)	$(277)
Net unrealized gains/(losses) on open positions related to economic hedges	(3)	299	502
Total mark-to-market gains/(losses) in operating revenues	$(16)	$(157)	$225
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	9	149	34
Net unrealized losses on open positions related to economic hedges	(2)	(133)	(37)
Total mark-to-market gains/(losses) in operating costs and expenses	$7	$16	$(3)

Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

For the period from December 15, 2012 through December 31, 2012, the $16 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity and natural gas contracts as a result of increases in forward power and natural gas prices. The $7 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.  The gain was partially offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.

For the period from January 1, 2012 through December 14, 2012, the $157 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period.  The loss was partially offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $16 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.  The gain was partially offset by a decrease in the value of forward purchases of fuel contracts, primarily as a result of decreases in forward coal prices.

For 2011, the $225 million gain in operating revenues from economic hedge positions was primarily driven by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain was partially offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $3 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts, primarily as a result of decreases in forward fuel prices.
The loss was partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.

In accordance with ASC 815, the following table represents the results of GenOn's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn's trading activities are subject to limits within the risk management policy.

	Successor	Predecessor
(In millions)	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011

Trading gains/(losses)
Realized	$3	$7	$48
Unrealized	(4)	(2)	2
Total trading gains/(losses)	$(1)	$5	$50

Other Cost of Operations

Other cost of operations decreased by $103 million for the 2012 combined successor period and predecessor period compared to 2011 due to:

(In millions)

Decrease in large scale remediation and settlement costs	$(64)
Decrease in project, outage and maintenance expenses	(50)
Reversal of the previously recorded Potomac River obligation	(32)
Decrease in major litigation costs, net of recoveries	(11)
Increase in costs to deactivate generating facilities	45
Increase due to changes in asset retirement obligation assumptions	17
Other, net	(8)
$(103)

Depreciation and Amortization

Depreciation and amortization expense decreased by $26 million for the 2012 combined successor period and predecessor period compared to 2011 due to:

(In millions)

Accelerated depreciation related to the abandonment of a pipeline recognized in 2011	$(12)
Leasehold improvements write-off and software retirements recognized in 2011	(12)
Other, net	(2)
$(26)

Impairment Losses

Impairment losses decreased $86 million for the 2012 combined successor period and predecessor period compared to 2011 due to (a) $47 million recorded in 2012 relating to property, plant and equipment at two generating facilities compared to (b) $133 million recorded in 2011 for the write-off of excess NOx and SO2 emission allowances as a result of the CSAPR.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $17 million for the 2012 combined successor period and predecessor period compared to 2011 due to:

(In millions)

Mirant/RRI Merger-related costs	$(65)
Reduced rent expense as a result of completion of the Mirant/RRI Merger integration	(8)
Lower professional fees and contracted services	(6)
NRG Merger-related costs	64
Other, net	(2)
$(17)

Loss on Debt Extinguishment

A loss on debt extinguishment of $23 million was recorded in 2011, which primarily consisted of the premium paid on redemptions and the write-off of previously deferred financing costs related to the redemptions of the GenOn North America senior notes.

Interest Expense

Interest expense decreased by $41 million for the 2012 combined successor period and predecessor period compared to 2011 due to:

(In millions)

Decrease for higher capitalized interest	$(22)
Decrease for GenOn Americas Generation senior notes repaid in 2011	(15)
Decrease for Pennsylvania Economic Development Financing Authority bonds redeemed in 2011	(10)
Increase for GenOn Marsh Landing senior term loans	7
Other, net	(1)
$(41)

GenOn Americas Generation

2012 Compared to 2011

The following table provides selected financial information for GenOn Americas Generation:

	Successor	Predecessor
(In millions except otherwise noted)	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	Change % (a)
Operating Revenues
Energy revenue (b)	$59	$1,718	$1,946	(9)%
Capacity revenue (b)	28	739	772	(1)%
Mark-to-market for economic hedging activities	(12)	(151)	138	N/A
Other revenues (c)	2	288	82	N/A
Total operating revenues	77	2,594	2,938	(9)%
Operating Costs and Expenses
Generation cost of sales (b)	59	1,944	1,868	7%
Mark-to-market for economic hedging activities	(4)	(19)	2	N/A
Contract and emissions credit amortization	—	22	27	(19)%
Other cost of operations	14	424	515	(15)%
Total cost of operations	69	2,371	2,412	1%
Depreciation and amortization	5	155	177	(10)%
Impairment losses	—	—	128	(100)%
Selling, general and administrative	3	73	88	(14)%
Total operating costs and expenses	77	2,599	2,805	(5)%
Operating Income/(Loss)	—	(5)	133	(104)%
Other Income/(Expense)
Other expense, net	—	—	(1)	(100)%
Interest expense	(3)	(75)	(93)	(16)%
Loss on debt extinguishment	—	—	(23)	(100)%
Total other expense	(3)	(75)	(117)	(33)%
(Loss)/Income before income tax expense	(3)	(80)	16	N/A
Income tax (benefit)/expense	—	—	—	—%
Net (Loss)/Income	$(3)	$(80)	$16	N/A
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	2.79	2.79	4.04	(31)%
MWh sold (in thousands)	421	12,730	13,713
MWh generated (in thousands)	423	13,014	13,686

(a)
This column represents the difference between (a) the mathematical combination of the 2012 successor period and the 2012 predecessor period and (b) the 2011 predecessor period and (c) divided by the 2011 predecessor period.

(b)    Includes realized gains and losses from financially settled transactions.
(c)    Includes unrealized trading gains and losses.
N/A - Not Applicable

Generation Gross Margin

	Successor	Predecessor
(In millions)	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	Change % (a)

Energy revenue	$59	$1,718	$1,946	(9)%
Capacity revenue	28	739	772	(1)%
Other revenues	2	288	82	N/A
Generation revenue	89	2,745	2,800	1%
Generation cost of sales	59	1,944	1,868	7%
Generation gross margin	$30	$801	$932	(11)%

(a)
This column represents the difference between (a) the mathematical combination of the 2012 successor period and the 2012 predecessor period and (b) the 2011 predecessor period and (c) divided by the 2011 predecessor period.

Generation gross margin decreased by $101 million for the 2012 combined successor period and predecessor period compared to 2011 due to:

(In millions)

Lower gross margin from coal plants due to decrease in generation primarily as a result of lower power prices	$(178)
Lower gross margin primarily due to decreases in income from propriety trading and fuel oil management activities	(36)
Lower capacity revenue primarily resulting from lower capacity prices	(5)
Higher gross margin primarily due to increase in power hedges resulting from lower prices	77
Higher gross margin from gas plants due to increase in generation primarily as a result of lower gas prices	13
Higher gross margin primarily due to a decrease in fuel handling costs	11
Other, net	17
$(101)

Mark-to-market for Economic Hedging Activities

Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $276 million for the 2012 combined successor period and predecessor period compared to 2011.

The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor	Predecessor
(In millions)	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011

Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(8)	$(368)	$(254)
Net unrealized gains/(losses) on open positions related to economic hedges	(4)	217	392
Total mark-to-market gains/(losses) in operating revenues	(12)	(151)	138
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	6	127	34
Net unrealized losses on open positions related to economic hedges	(2)	(108)	(36)
Total mark-to-market gains/(losses) in operating costs and expenses	$4	$19	$(2)

Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

For the period from December 15, 2012 through December 31, 2012, the $12 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity and natural gas contracts as a result of increases in forward power and natural gas prices. The $4 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.  The gain was partially offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.

For the period from January 1, 2012 through December 14, 2012, the $151 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period.  The loss was partially offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $19 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.  The gain was partially offset by a decrease in the value of forward purchases of fuel contracts, primarily as a result of decreases in forward coal prices.

For 2011, the $138 million gain in operating revenues from economic hedge positions was primarily driven by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain was partially offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $2 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts, primarily as a result of decreases in forward fuel prices.
The loss was partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.

In accordance with ASC 815, the following table represents the results of GenOn Americas Generation's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn Americas Generation's trading activities are subject to limits within the risk management policy.

	Successor	Predecessors
(In millions)	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011

Trading gains/(losses)
Realized	$3	$7	$46
Unrealized	(4)	(2)	2
Total trading gains/(losses)	$(1)	$5	$48

Other Cost of Operations

Other cost of operations decreased by $77 million for the 2012 combined successor period and predecessor period compared to 2011 due to:

(In millions)

Decrease in large scale remediation and settlement costs	$(64)
Reversal of the previously recorded Potomac River obligation	(32)
Decrease in major litigation costs, net of recoveries	(11)
Increase in costs to deactivate generating facilities	16
Increase due to the reversal of Montgomery County carbon levy assessment recorded in 2011	8
Increase due to changes in asset retirement obligation assumptions	7
Other, net	(1)
$(77)

Depreciation and Amortization

Depreciation and amortization expense decreased by $17 million for the 2012 combined successor period and predecessor period compared to 2011 due primarily to the accelerated depreciation recognized in 2011 related to the abandonment of a pipeline.

Impairment Losses

Impairment losses of $128 million were recorded in 2011 due to the write-off of excess NOx and SO2 emission allowances as a result of the CSAPR.
Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $12 million for the 2012 combined successor period and predecessor period compared to 2011 due to decreased allocation of corporate overhead costs primarily as a result of the completion of the Mirant/RRI Merger integration (including (i) the reduction in Mirant/RRI Merger-related costs and (ii) Mirant/RRI Merger cost savings).

Loss on Debt Extinguishment

A loss on debt extinguishment of $23 million was recorded in 2011, which primarily consisted of the premium paid on redemptions and the write-off of previously deferred financing costs related to the redemptions of the GenOn North America senior notes.

Interest Expense

Interest expense decreased by $15 million for the 2012 combined successor period and predecessor period compared to 2011 due to a decrease for GenOn Americas Generation senior notes repaid in 2011.

GenOn Mid-Atlantic

2012 Compared to 2011

 The following table provides selected financial information for GenOn Mid-Atlantic:

	Successor	Predecessor
(In millions except otherwise noted)	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	Change % (a)
Operating Revenues
Energy revenue (b)	$30	$897	$980	(5)%
Capacity revenue (b)	10	197	232	(11)%
Mark-to-market for economic hedging activities	(12)	(120)	119	N/A
Other revenues	—	15	16	(6)%
Total operating revenues	28	989	1,347	(24)%
Operating Costs and Expenses
Generation cost of sales (b)	15	465	520	(8)%
Mark-to-market for economic hedging activities	(5)	(5)	(1)	N/A
Contract and emissions credit amortization	—	20	26	(23)%
Other cost of operations	11	314	410	(21)%
Total cost of operations	21	794	955	(15)%
Depreciation and amortization	4	114	131	(10)%
Impairment losses	—	—	94	(100)%
Selling, general and administrative	2	46	57	(16)%
Total operating costs and expenses	27	954	1,237	(21)%
Operating Income	1	35	110	(67)%
Other Income/(Expense)
Interest expense	—	(4)	(5)	(20)%
Total other expense	—	(4)	(5)	(20)%
Income before income tax expense	1	31	105	(70)%
Income tax (benefit)/expense	—	—	—	—%
Net Income	$1	$31	$105	(70)%
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	2.79	2.79	4.04	(31)%
MWh sold (in thousands)	387	10,948	12,267
MWh generated (in thousands)	387	10,948	12,267

(a)
This column represents the difference between (a) the mathematical combination of the 2012 successor period and the 2012 predecessor period and (b) the 2011 predecessor period and (c) divided by the 2011 predecessor period.

(b)    Includes realized gains and losses from financially settled transactions.
N/A - Not Applicable

Generation Gross Margin

	Successor	Predecessor
(In millions)	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	Change % (a)

Energy revenue	$30	$897	$980	(5)%
Capacity revenue	10	197	232	(11)%
Other revenues	—	15	16	(6)%
Generation revenue	40	1,109	1,228	(6)%
Generation cost of sales	15	465	520	(8)%
Generation gross margin	$25	$644	$708	(6)%

(a)
This column represents the difference between (a) the mathematical combination of the 2012 successor period and the 2012 predecessor period and (b) the 2011 predecessor period and (c) divided by the 2011 predecessor period.

Generation gross margin decreased by $39 million for the 2012 combined successor period and predecessor period compared to 2011 due to:

(In millions)

Lower gross margin from coal plants due to decrease in generation primarily as a result of lower power prices	$(174)
Lower capacity revenue primarily resulting from lower capacity prices	(25)
Higher gross margin primarily due to increase in power hedges resulting from lower prices	118
Higher gross margin from gas plants due to increase in generation primarily as a result of lower gas prices	27
Higher gross margin primarily due to a decrease in fuel handling costs	12
Other, net	3
$(39)

Mark-to-market for Economic Hedging Activities

Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $242 million for the 2012 combined successor period and predecessor period compared to 2011.

The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor	Predecessor
(In millions)	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011

Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(8)	$(355)	$(239)
Net unrealized gains/(losses) on open positions related to economic hedges	(4)	235	358
Total mark-to-market gains/(losses) in operating revenues	(12)	(120)	119
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	6	109	24
Net unrealized losses on open positions related to economic hedges	(1)	(104)	(23)
Total mark-to-market gains in operating costs and expenses	$5	$5	$1

Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

For the period from December 15, 2012 through December 31, 2012, the $12 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity and natural gas contracts as a result of increases in forward power and natural gas prices. The $5 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.  The gain was partially offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.

For the period from January 1, 2012 through December 14, 2012, the $120 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period.  The loss was partially offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $5 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.  The gain was partially offset by a decrease in the value of forward purchases of fuel contracts, primarily as a result of decreases in forward coal prices.

For 2011, the $119 million gain in operating revenues from economic hedge positions was primarily driven by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain was partially offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $1 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period. The gain was offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices.

Other Cost of Operations

Other cost of operations decreased by $85 million for the 2012 combined successor period and predecessor period compared to 2011 due to:

(In millions)

Decrease in large scale remediation and settlement costs	$(64)
Reversal of the previously recorded Potomac River obligation	(32)
Decrease in major litigation costs, net of recoveries	(11)
Increase in costs to deactivate generating facilities	14
Increase due to the reversal of Montgomery County carbon levy assessment recorded in 2011	8
Increase due to changes in asset retirement obligation assumptions	7
Other, net	(7)
$(85)

Depreciation and Amortization

Depreciation and amortization expense decreased by $13 million for the 2012 combined successor period and predecessor period compared to 2011 due primarily to the accelerated depreciation recognized in 2011 related to the abandonment of a pipeline.

Impairment Losses

Impairment losses of $94 million were recorded in 2011 due to the write-off of excess NOx and SO2 emission allowances as a result of the CSAPR.
Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $9 million for the 2012 combined successor period and predecessor period compared to 2011 due to decreased allocation of corporate overhead costs primarily as a result of the completion of the Mirant/RRI Merger integration (including (i) the reduction in Mirant/RRI Merger-related costs and (ii) Mirant/RRI Merger cost savings).

Item 7A — Quantitative and Qualitative Disclosures About Market Risk (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

The Registrants are exposed to several market risks in their normal business activities. Market risk is the potential loss that may result from market changes associated with the Registrants’ merchant power generation or with an existing or forecasted financial or commodity transaction. The types of risks the Registrants are exposed to are commodity price risk, interest rate risk and credit and performance risk. In order to manage commodity price and interest rate risks, the Registrants use various fixed-price forward purchase and sales contracts, futures and option contracts traded on NYMEX, and swaps and options traded in the over-the-counter financial markets to:

•	Manage and hedge fixed-price purchase and sales commitments;

•	Manage and hedge exposure to variable rate debt obligations;

•	Reduce exposure to the volatility of cash market prices; and

•	Hedge fuel requirements for the Registrants’ generating facilities.

Commodity Price Risk

Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities, and correlations between various commodities, such as natural gas, electricity, coal, oil, and emission credits. The Registrants manage the commodity price risk of their merchant generation operations by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted sales and purchases of electricity and fuel. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange, or ICE, as well as over-the-counter markets. The portion of forecasted transactions hedged may vary based upon management's assessment of market, weather, operation and other factors.

While some of the contracts the Registrants use to manage risk represent commodities or instruments for which prices are available from external sources, other commodities and certain contracts are not actively traded and are valued using other pricing sources and modeling techniques to determine expected future market prices, contract quantities, or both. The Registrants use their best estimates to determine the fair value of those derivative contracts. However, it is likely that future market prices could vary from those used in recording mark-to-market derivative instrument valuation, and such variations could be material.

Interest Rate Risk

The Registrants are also subject to interest rate risk when discounting to account for time value in determining the fair value of their derivative contract assets and liabilities. The nominal value of their derivative contract assets and liabilities is discounted using a LIBOR forward interest rate curve based on the tenor of their transactions. It is estimated that a one percentage point change in market interest rates would result in a change of $9 million to GenOn’s derivative contract assets and a change of $2 million to GenOn’s derivative contract liabilities at December 31, 2012. It is estimated that a one percentage point change in market interest rates would result in a change of $9 million to GenOn Americas Generation’s derivative contract assets and a change of $1 million to GenOn Americas Generation’s derivative contract liabilities at December 31, 2012. It is estimated that a one percentage point change in market interest rates would result in a change of $9 million to the GenOn Mid-Atlantic’s derivative contract assets and a change of $1 million to GenOn Mid-Atlantic’s derivative contract liabilities at December 31, 2012.
The GenOn Marsh Landing credit agreement is also subject to variable interest rates. The credit facility consists of a $155 million tranche A senior secured term loan facility, a $345 million tranche B senior secured term loan facility, a $50 million senior secured letter of credit facility to support GenOn Marsh Landing’s debt service reserve requirements and a $100 million senior secured letter of credit facility to support GenOn Marsh Landing’s collateral requirements under its PPA with PG&E. The interest rate swaps cover 100% of the expected outstanding term loans' balances during the operating period and a substantial portion of the expected outstanding term loans balances during the construction period. The remaining borrowings during the construction period are still subject to variability in interest rates. At the projected peak borrowing levels during the construction period, a one percentage point change in market interest rates would result in a change in GenOn Marsh Landing's annual interest cost of less than $1 million.

Counterparty Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Registrants monitor and manage credit risk through credit policies that include: (i) an established credit approval process; (ii) a daily monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Registrants seek to mitigate counterparty risk by having a diversified portfolio of counterparties. The Registrants also have credit protection within various agreements to call on additional collateral support if and when necessary. Cash margin is collected and held at the Registrants to cover the credit risk of the counterparty until positions settle.

As of December 31, 2012, counterparty credit exposure to a significant portion of GenOn’s counterparties was $833 million and GenOn held collateral (cash and letters of credit) against those positions of $59 million, resulting in a net exposure of $774 million. Approximately 90% of GenOn's exposure before collateral is expected to roll off by the end of 2014. GenOn Americas Generation’s counterparty credit exposure to a significant portion of counterparties was $801 million and GenOn Americas Generation held collateral (cash and letters of credit) against those positions of $59 million, resulting in a net exposure of $742 million. Approximately 90% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2014. GenOn Mid-Atlantic’s counterparty credit exposure to a significant portion of counterparties was $641 million and GenOn Mid-Atlantic held collateral (cash and letters of credit) against those positions of $57 million, resulting in a net exposure of $584 million. Approximately 91% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2014.

The following tables highlight the credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2012, the exposure is shown net of collateral held and includes amounts net of receivables or payables.

GenOn

Category	Net Exposure (a) (% of Total)
Financial institutions	76%
Utilities, energy merchants, marketers and other	14%
ISOs	10%
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	99%
Non-rated	1%
Total	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.

GenOn has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $522 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

GenOn Americas Generation

Category	Net Exposure (a) (% of Total)
Financial institutions	80%
Utilities, energy merchants, marketers and other	14%
ISOs	6%
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	99%
Non-rated	1%
Total	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.

 GenOn Americas Generation has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $522 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Americas Generation does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

GenOn Mid-Atlantic

Category	Net Exposure (a) (% of Total)
Financial institutions	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.

 GenOn Mid-Atlantic has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $505 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Mid-Atlantic does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

Credit Risk Related Contingent Features

Certain of the Registrants’ hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of December 31, 2012, was $5 million for GenOn and GenOn Americas Generation. The collateral required for contracts with credit rating contingent features that are in a net liability position as of December 31, 2012, was $3 million for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which is approximately $1 million as of December 31, 2012. As of December 31, 2012, GenOn Mid-Atlantic did not have any financial instruments with credit risk related contingent features.

Coal Agreement Risk
In addition, the Registrants have non-performance risk associated with their coal agreements. There is risk that their coal suppliers may not provide the contractual quantities on the dates specified within the agreements, or the deliveries may be carried over to future periods. If their coal suppliers do not perform in accordance with the agreements, the Registrants may have to procure coal in the market to meet their needs, or power in the market to meet their obligations. In addition, generally the Registrants’ coal suppliers do not have investment grade credit ratings nor do they post collateral with the Registrants and, accordingly, the Registrants may have limited ability to collect damages in the event of default by such suppliers. The Registrants seek to mitigate this risk through diversification of coal suppliers, to the extent possible, and through guarantees. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers. Non-performance or default risk by the Registrants’ coal suppliers could have a material adverse effect on their future results of operations, financial condition and cash flows.
Certain of the Registrants’ coal contracts are not required to be recorded at fair value under the accounting guidance for derivative financial instruments. As such, these contracts are not included in derivative contract assets and liabilities in the consolidated balance sheets. For GenOn, these contracts contain pricing terms that are unfavorable compared to forward market prices at December 31, 2012, and are projected to result in a $2 million expense to GenOn's realized value of hedges through 2014 as the coal is utilized in the production of electricity. For GenOn Americas Generation and GenOn Mid-Atlantic, these contracts contain pricing terms that are favorable compared to forward market prices at December 31, 2012, and are projected to provide a $1 million benefit to their realized value of hedges through 2013 as the coal is utilized in the production of electricity.

Item 8 — Financial Statements and Supplementary Data (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The financial statements and schedules of the Registrants are listed in Part IV, Item 15 of this Form 10-K.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

None.

Item 9A — Controls and Procedures (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Under the supervision and with the participation of the Registrants’ management, including principal executive officer, principal financial officer and principal accounting officer, the Registrants conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Registrants’ principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. Management's reports on the Registrants’ internal control over financial reporting are incorporated under the caption "Management's Report on Internal Control over Financial Reporting" of the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Changes in Internal Control over Financial Reporting

On December 14, 2012, NRG acquired the Registrants as described in Item 15- Note 3, NRG Merger, to the Consolidated Financial Statements.  Prior to the acquisition date, there were no changes in either NRG's or the Registrants' internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

Post acquisition, management maintained the effectiveness of the Registrants' legacy controls over the design and operation of their disclosure controls and procedures.  In addition, management designed and tested additional controls over the financial reporting process, which support the preparation of the consolidated financial statements in accordance with U.S. GAAP.

The Registrants plan to further integrate into NRG's internal control over financial reporting in 2013.

Inherent Limitations over Internal Controls

The Registrants’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. The Registrants’ internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Registrants’ assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that the Registrants’ receipts and expenditures are being made only in accordance with authorizations of management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Registrants’ assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B — Other Information (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Each of Items 10 through 13 has been omitted from this report for the Registrants pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Item 14 — Principal Accounting Fees and Services (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

KPMG LLP conducts an integrated audit of NRG and its subsidiaries. Professional audit services and other services rendered by KPMG LLP subsequent to December 14, 2012 were allocated to the Registrants through the Services Agreement with NRG as described in Note 19, Related Party Transactions, to the Registrants’ consolidated financial statements. Prior to the NRG Merger, the GenOn Audit Committee pre-approved all audit services and permissible non-audit services provided by the independent auditor. As provided in the NRG Audit Committee Charter, the NRG Audit Committee pre-approved all audit services and permissible non-audit services provided by the independent auditor from the time of the NRG Merger and for the remainder of fiscal year 2012.
The following table shows the aggregate fees related to the audit and other services provided by KPMG LLP for fiscal years 2012 and 2011. Amounts in the table for periods prior to the consummation of the NRG Merger on December 14, 2012 reflect amounts paid by the Registrants to KPMG LLP.

	2012	2011
	(in thousands)
Audit Fees(a)	$4,840	$5,390
Audit-Related Fees(b)	197	25
Total	$5,037	$5,415

(a)
Includes fees and expenses related to the audits of the Registrants’ consolidated financial statements for 2012 and 2011 and the effectiveness of GenOn’s internal controls over financial reporting for 2011. This category also includes the review of financial statements included in the Registrants’ Quarterly Reports on Form 10-Q, the audits of various subsidiary financial statements required by statute or regulation, and services that are normally provided by the independent auditors in connection with regulatory filings or engagements, consultations provided on audit and accounting matters that arose during, or as a result of, the audits or the reviews of interim financial statements, and the preparation of any written communications on internal control matters.

(b)	Consists of accounting consulting, assurance and related services that are reasonably related to the performance of the audit or review of the Registrants’
financial statements, which during 2012 related to the NRG Merger, and are not reported above under “Audit Fees.”

PART IV

Item 15 — Exhibits, Financial Statement Schedules (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
(a)(1) Financial Statements
The following consolidated financial statements of GenOn Energy, Inc., GenOn Americas Generation, LLC and GenOn Mid-Atlantic, LLC and related notes thereto, together with the reports thereon of KPMG LLP, are included herein:
GenOn Energy, Inc.
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Stockholder's Equity
GenOn Americas Generation, LLC
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Member’s Equity
GenOn Mid-Atlantic, LLC
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Member’s Equity
Combined Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The following Consolidated Financial Statement Schedules of GenOn Energy, Inc., GenOn Americas Generation, LLC and GenOn Mid-Atlantic, LLC are filed as part of Item 15(d) of this report and should be read in conjunction with the Consolidated Financial Statements.
Schedule I — GenOn Energy, Inc. Financial Statements
Schedule I — GenOn Americas Generation, LLC Financial Statements
Schedule II — Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.
(a)(3) Exhibits: See Exhibit Index submitted as a separate section of this report.
(b) Exhibits
See Exhibit Index submitted as a separate section of this report.
(c) Not applicable

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Registrants’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Registrants’ management, including their principal executive officer, principal financial officer and principal accounting officer, the Registrants conducted an evaluation of the effectiveness of their internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Registrants’ evaluation under the framework in Internal Control — Integrated Framework, the Registrants’ management concluded that their internal control over financial reporting was effective as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholder
GenOn Energy, Inc.:

We have audited the accompanying consolidated balance sheets of GenOn Energy, Inc. and subsidiaries as of December 31, 2012 (Successor) and December 31, 2011 (Predecessor), and the related consolidated statements of operations, comprehensive loss, stockholder’s equity and cash flows for the periods from December 15, 2012 to December 31, 2012 (Successor period), and from January 1, 2012 to December 14, 2012 (Predecessor period) and for each of the years in the two-year period ended December 31, 2011 (Predecessor periods). These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of GenOn Energy, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the Successor period, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the financial position of GenOn Energy, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the Predecessor periods, in conformity with U.S. generally accepted accounting principles.
As discussed in note 3 to the consolidated financial statements, effective December 15, 2012, NRG Energy, Inc. acquired all of the outstanding stock of GenOn Energy, Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP
KPMG LLP
Houston, Texas
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
GenOn Americas Generation, LLC:

We have audited the accompanying consolidated balance sheets of GenOn Americas Generation, LLC and subsidiaries as of December 31, 2012 (Successor) and December 31, 2011 (Predecessor), and the related consolidated statements of operations, member’s equity and cash flows for the periods from December 15, 2012 to December 31, 2012 (Successor period), and from January 1, 2012 to December 14, 2012 (Predecessor period) and for each of the years in the two-year period ended December 31, 2011 (Predecessor periods). These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of GenOn Americas Generation, LLC and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the Successor period, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the financial position of GenOn Americas Generation, LLC and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the Predecessor periods, in conformity with U.S. generally accepted accounting principles.
As discussed in note 3 to the consolidated financial statements, effective December 15, 2012, NRG Energy, Inc. acquired all of the outstanding stock of GenOn Energy, Inc., parent company of GenOn Americas Generation, LLC, in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP
KPMG LLP
Houston, Texas
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
GenOn Mid-Atlantic, LLC:

We have audited the accompanying consolidated balance sheets of GenOn Mid-Atlantic, LLC and subsidiaries as of December 31, 2012 (Successor) and December 31, 2011 (Predecessor), and the related consolidated statements of operations, member’s equity and cash flows for the periods from December 15, 2012 to December 31, 2012 (Successor period), and from January 1, 2012 to December 14, 2012 (Predecessor period) and for each of the years in the two-year period ended December 31, 2011 (Predecessor periods). These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of GenOn Mid-Atlantic, LLC and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the Successor period, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the financial position of GenOn Mid-Atlantic, LLC and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the Predecessor periods, in conformity with U.S. generally accepted accounting principles.
As discussed in note 3 to the consolidated financial statements, effective December 15, 2012, NRG Energy, Inc. acquired all of the outstanding stock of GenOn Energy, Inc., parent company of GenOn Mid-Atlantic, LLC, in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP
KPMG LLP
Houston, Texas
February 27, 2013

GENON ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	December 15, 2012 through	January 1, 2012 through
	December 31, 2012	December 14, 2012	2011	2010
	(In millions)	(In millions)
Operating Revenues
Total operating revenues	$73	$2,564	$3,614	$2,270
Operating Costs and Expenses
Cost of operations	66	2,073	2,642	1,528
Depreciation and amortization	10	339	375	224
Impairment losses	—	47	133	565
Selling, general and administrative	61	177	255	277
Total operating costs and expenses	137	2,636	3,405	2,594
Operating Income/(Loss)	(64)	(72)	209	(324)
Other Income/(Expense)
Other income, net	—	3	4	16
Gain on bargain purchase	—	—	—	335
Interest expense	(8)	(330)	(379)	(253)
Loss on debt extinguishment and refinancing expense	—	—	(23)	(9)
Total other income/(expense)	(8)	(327)	(398)	89
Loss Before Income Taxes	(72)	(399)	(189)	(235)
Income tax expense/(benefit)	—	15	—	(2)
Net Loss	$(72)	$(414)	$(189)	$(233)

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Successor	Predecessor
	December 15, 2012 through	January 1, 2012 through
	December 31, 2012	December 14, 2012	2011	2010
	(In millions)	(In millions)
Net Loss	$(72)	$(414)	$(189)	$(233)
Other Comprehensive Income/(Loss), net of reclassifications, net of tax of $0:
Unrealized gain/(loss) on derivatives	1	(18)	(55)	21
Available-for-sale securities	—	—	(1)	1
Defined benefit plans	1	(8)	(89)	6
Other, net	—	1	—	—
Other Comprehensive Income/(Loss)	2	(25)	(145)	28
Comprehensive Loss	$(70)	$(439)	$(334)	$(205)

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$825	$1,539
Funds deposited by counterparties	140	129
Restricted cash	18	201
Accounts receivable — trade	138	357
Inventory	450	563
Derivative instruments	596	999
Derivative instruments — affiliate	8	—
Cash collateral paid in support of energy risk management activities	148	185
Prepayments	85	167
Taxes receivable and other current assets	131	36
Total current assets	2,539	4,176
Property, Plant and Equipment
In service	3,321	6,956
Under construction	634	395
Total property, plant and equipment	3,955	7,351
Less accumulated depreciation	(9)	(1,160)
Net property, plant and equipment	3,946	6,191
Other Assets
Intangible assets, net of accumulated amortization of $1 and $36	68	48
Derivative instruments	511	733
Derivative instruments — affiliate	1	—
Deferred income taxes	209	294
Prepaid rent	—	386
Other non-current assets	232	441
Total other assets	1,021	1,902
Total Assets	$7,506	$12,269

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$32	$10
Accounts payable	188	448
Accounts payable — affiliate	6	—
Derivative instruments	237	720
Derivative instruments — affiliate	8	—
Deferred income taxes	209	294
Cash collateral received in support of energy risk management activities	140	129
Accrued payroll	151	120
Accrued taxes	93	116
Accrued expenses and other current liabilities	102	107
Total current liabilities	1,166	1,944
Other Liabilities
Long-term debt and capital leases	4,167	4,122
Postretirement and other benefit obligations	324	259
Derivative instruments	123	131
Derivative instruments — affiliate	1	—
Out-of-market contracts	1,062	398
Other non-current liabilities	250	298
Total non-current liabilities	5,927	5,208
Total Liabilities	7,093	7,152
Commitments and Contingencies
Stockholder's Equity
Preferred stock: no shares authorized and issued at December 31, 2012; $0.001 par value, 125,000,000 shares authorized, no shares issued at December 31, 2011	—	—
Common stock: $0.001 par value, 1 share authorized and issued at December 31, 2012; $0.001 par value, 2.0 billion shares authorized, 771,692,734 shares issued at December 31, 2011	—	1
Additional paid-in capital	483	7,449
Accumulated deficit	(72)	(2,163)
Accumulated other comprehensive income/(loss)	2	(170)
Total Stockholder's Equity	413	5,117
Total Liabilities and Stockholder's Equity	$7,506	$12,269

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	December 15, 2012 through	January 1, 2012 through
	December 31, 2012	December 14, 2012	2011	2010
	(In millions)	(In millions)
Cash Flows from Operating Activities
Net loss	$(72)	$(414)	$(189)	$(233)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	10	339	375	224
Amortization of financing costs and debt discount/premiums	(4)	16	15	10
Loss on debt extinguishment	—	—	23	—
Amortization of acquired and out-of-market contracts	(2)	(45)	(33)	—
Amortization of unearned equity compensation	6	19	14	41
Gain on disposals and sales of assets	—	(9)	(6)	(4)
Impairment losses	—	47	133	565
Changes in derivative instruments	13	143	(224)	42
Gain on bargain purchase	—	—	—	(335)
Postretirement benefits curtailment (gain) loss	—	2	—	(37)
Excess materials and supplies inventory reserve	—	35	—	—
Lower of cost or market inventory adjustments	—	108	13	22
Advance settlement of out-of-market contract obligation	—	(20)	—	—
Potomac River settlement obligation and reversal	—	(32)	—	32
Large scale remediation and settlement costs	—	(3)	59	—
Other, net	—	3	(5)	23
Cash provided/(used) by changes in other working capital, net of acquisition and disposition effects:
Accounts receivable - trade	(10)	164	204	(10)
Inventory	(1)	(56)	(21)	(65)
Prepayments and other current assets	(27)	(31)	(38)	(42)
Accounts payable	(67)	(111)	(183)	176
Accrued expenses and other current liabilities	18	36	14	(157)
Other assets and liabilities	(16)	17	(8)	(31)
Net Cash Provided/(Used) by Operating Activities of Continuing Operations	(152)	208	143	221
Net Cash Provided by Operating Activities of Discontinued Operations	—	—	—	6
Net Cash Provided/(Used) by Operating Activities	(152)	208	143	227
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	—	—	—	717
Capital expenditures	(12)	(557)	(450)	(304)
Proceeds from sale of assets, net	—	14	18	4
(Increase)/decrease in restricted cash, net	6	189	1,424	(1,545)
Other	—	2	(21)	(43)
Net Cash Provided/(Used) by Investing Activities	(6)	(352)	971	(1,171)
Cash Flows from Financing Activities
Payment for treasury stock	—	—	—	(11)
Proceeds from issuance of long-term debt	—	283	107	1,896
Payment of debt issuance costs	—	—	(2)	(92)
Payments for short and long-term debt	—	(695)	(2,078)	(379)
Proceeds from exercises of stock options	—	—	3	1
Net Cash Provided/(Used) by Financing Activities	—	(412)	(1,970)	1,415
Net (Decrease)/Increase in Cash and Cash Equivalents	(158)	(556)	(856)	471
Cash and Cash Equivalents at Beginning of Period	983	1,539	2,395	1,924
Cash and Cash Equivalents at End of Period	$825	$983	$1,539	$2,395
Supplemental Disclosures
Interest paid, net of amount capitalized	$51	$279	$382	$244
Income taxes paid, net of refunds received	$—	$11	$(9)	$(1)
Non-cash investing and financing activities
Issuance of common stock to affect the Mirant/RRI Merger	$—	$—	$—	$1,305
See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Stockholder's Equity
	(In millions)
Predecessor
Balances as of December 31, 2009	$—	$6,085	$(1,741)	$11	$(53)	$4,302
Net loss	—	—	(233)	—	—	(233)
Other comprehensive income	—	—	—	—	28	28
Purchase of treasury stock	—	—	—	(11)	—	(11)
Equity-based compensation	—	43	—	—	—	43
Shares issued pursuant to the Mirant/RRI Merger	1	1,304	—	—	—	1,305
Balances as of December 31, 2010	$1	$7,432	$(1,974)	$—	$(25)	$5,434
Net loss	—	—	(189)	—	—	(189)
Other comprehensive loss	—	—	—	—	(145)	(145)
Equity-based compensation	—	17	—	—	—	17
Balances as of December 31, 2011	$1	$7,449	$(2,163)	$—	$(170)	$5,117
Net loss	—	—	(414)	—	—	(414)
Other comprehensive loss	—	—		—	(25)	(25)
Equity-based compensation	—	14	—	—	—	14
Balances as of December 14, 2012(a)	$1	$7,463	$(2,577)	$—	$(195)	$4,692
Successor
Balances as of December 15, 2012(a)	$—	$483	$—	$—	$—	$483
Net loss	—	—	(72)	—	—	(72)
Other comprehensive income	—	—	—	—	2	2
Balances as of December 31, 2012	$—	$483	$(72)	$—	$2	$413

(a)	The differences in equity balances at December 14, 2012 and December 15, 2012 are due to the application of pushdown accounting reflecting the NRG Merger.

See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	December 15, 2012 through	January 1, 2012 through
	December 31, 2012	December 14, 2012	2011	2010
	(In millions)	(In millions)
Operating Revenues
Operating revenues	$74	$2,405	$3,015	$2,102
Operating revenues — affiliate	3	189	(77)	3
Total operating revenues	77	2,594	2,938	2,105
Operating Costs and Expenses
Cost of operations	28	1,064	1,038	1,217
Cost of operations — affiliate	41	1,307	1,374	231
Depreciation and amortization	5	155	177	199
Impairment losses	—	—	128	565
Selling, general and administrative	1	11	12	15
Selling, general and administrative — affiliate	2	62	76	65
Total operating costs and expenses	77	2,599	2,805	2,292
Operating Income/(Loss)	—	(5)	133	(187)
Other Income/(Expense)
Other expense, net	—	—	(1)	—
Interest expense	(3)	(70)	(88)	(200)
Interest expense — affiliate	—	(5)	(5)	—
Loss on debt extinguishment and refinancing expense	—	—	(23)	(9)
Total other expense	(3)	(75)	(117)	(209)
Income/(Loss) Before Income Taxes	(3)	(80)	16	(396)
Income tax expense/(benefit)	—	—	—	—
Net Income/(Loss)	$(3)	$(80)	$16	$(396)

See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$148	$267
Restricted cash	—	198
Accounts receivable — trade	125	288
Accounts receivable — affiliate	—	22
Note receivable — affiliate	198	181
Inventory	239	257
Derivative instruments	596	977
Derivative instruments — affiliate	60	44
Cash collateral paid in support of energy risk management activities	91	118
Prepayments and other current assets	62	113
Total current assets	1,519	2,465
Property, Plant and Equipment
In service	1,313	3,818
Under construction	18	76
Total property, plant and equipment	1,331	3,894
Less accumulated depreciation	(4)	(960)
Net property, plant and equipment	1,327	2,934
Other Assets
Intangible assets, net of accumulated amortization of $1 and $16	66	28
Derivative instruments	511	731
Derivative instruments — affiliate	25	29
Prepaid rent	—	386
Other non-current assets	13	16
Total other assets	615	1,190
Total Assets	$3,461	$6,589

See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$4
Accounts payable	69	322
Accounts payable — affiliate	71	93
Note payable — affiliate	—	47
Derivative instruments	228	700
Derivative instruments — affiliate	134	76
Cash collateral received in support of energy risk management activities	140	129
Accrued expenses and other current liabilities	72	83
Total current liabilities	719	1,454
Other Liabilities
Long-term debt and capital leases	955	862
Derivative instruments	82	100
Derivative instruments — affiliate	51	89
Out-of-market contracts	539	—
Other non-current liabilities	103	119
Total non-current liabilities	1,730	1,170
Total Liabilities	2,449	2,624
Commitments and Contingencies
Member’s Equity
Member’s interest	1,012	3,965
Total Member’s Equity	1,012	3,965
Total Liabilities and Member’s Equity	$3,461	$6,589

See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	December 15, 2012 through	January 1, 2012 through
	December 31, 2012	December 14, 2012	2011	2010
	(In millions)	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$(3)	$(80)	$16	$(396)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Depreciation and amortization	5	155	177	199
Amortization of financing costs and debt discount/premiums	—	—	(1)	8
Loss on debt extinguishment	—	—	23	—
Gain on disposals and sales of assets	—	—	(3)	(9)
Impairment losses	—	—	128	565
Changes in derivative instruments	12	134	(138)	17
Excess materials and supplies inventory reserve	—	6	—	—
Lower of cost or market inventory adjustments	—	65	8	22
Potomac River settlement obligation and reversal	—	(32)	—	32
Large scale remediation and settlement costs		(3)	59	—
Other, net	—	—	—	10
Cash provided/(used) by changes in other working capital, net of acquisition and disposition effects:
Accounts receivable - trade	(16)	127	75	38
Accounts receivable – affiliate	—	(9)	(20)	(2)
Inventory	(4)	(67)	30	(76)
Prepayments and other current assets	(19)	(23)	(27)	(39)
Accounts payable	(50)	(56)	39	95
Accounts payable - affiliate	(40)	47	39	—
Accrued expenses and other current liabilities	20	8	25	(108)
Other assets and liabilities	(19)	(2)	(66)	88
Net Cash Provided/(Used) by Operating Activities	(114)	270	364	444
Cash Flows from Investing Activities
Capital expenditures	(4)	(190)	(159)	(252)
Proceeds from sale of assets, net	—	2	9	8
(Increase)/decrease in restricted cash, net	—	197	702	(866)
(Increase)/decrease in notes receivable - affiliate	95	(211)	(181)	—
Net Cash Provided/(Used) by Investing Activities	91	(202)	371	(1,110)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(4)	(1,405)	(376)
Increase/(decrease) of notes payable-affiliate	—	52	49	—
Capital contributions	—	18	474	1,079
Distributions to member	—	(230)	(100)	(222)
Redemption of preferred stock in affiliate	—	—	—	295
Net Cash Provided/(Used) by Financing Activities	—	(164)	(982)	776
Net (Decrease)/Increase in Cash and Cash Equivalents	(23)	(96)	(247)	110
Cash and Cash Equivalents at Beginning of Period	171	267	514	404
Cash and Cash Equivalents at End of Period	$148	$171	$267	$514
Supplemental Disclosures
Interest paid, net of amount capitalized	$—	$72	$94	$185
Cash refunds received for income taxes	$—	$—	$1	$—
Non-cash investing and financing activities
Conversion to equity of notes payable to affiliate	$—	$—	$2	$—
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(In millions)
Predecessor
Balances as of December 31, 2009	$3,097	$(280)	$2,817
Net loss	(396)	—	(396)
Amortization of discount on preferred stock in affiliate	15	(15)	—
Redemption of preferred stock in affiliate	—	295	295
Distributions to member	(222)	—	(222)
Capital contributions	1,079	—	1,079
Balances as of December 31, 2010	$3,573	$—	$3,573
Net income	16	—	16
Distributions to member	(100)	—	(100)
Capital contributions	476	—	476
Balances as of December 31, 2011	$3,965	$—	$3,965
Net loss	(80)	—	(80)
Distributions to member	(230)	—	(230)
Capital contributions	18	—	18
Balances as of December 14, 2012(a)	$3,673	$—	$3,673
Successor
Balances as of December 15, 2012(a)	$1,015	$—	$1,015
Net loss	(3)	—	(3)
Balances as of December 31, 2012	$1,012	$—	$1,012

(a)	The differences in equity balances at December 14, 2012 and December 15, 2012 are due to the application of pushdown accounting reflecting the NRG Merger.

See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	December 15, 2012 through	January 1, 2012 through
	December 31, 2012	December 14, 2012	2011	2010
	(In millions)	(In millions)
Operating Revenues
Operating revenues	$(3)	$143	$260	$347
Operating revenues — affiliate	31	846	1,087	1,357
Total operating revenues	28	989	1,347	1,704
Operating Costs and Expenses
Cost of operations	8	202	311	310
Cost of operations — affiliate	13	592	644	825
Depreciation and amortization	4	114	131	141
Impairment losses	—	—	94	1,153
Selling, general and administrative	—	7	8	7
Selling, general and administrative — affiliate	2	39	49	46
Total operating costs and expenses	27	954	1,237	2,482
Operating Income/(Loss)	1	35	110	(778)
Other Income/(Expense)
Other expense, net	—	—	—	(1)
Interest expense	—	(1)	(1)	(3)
Interest expense — affiliate	—	(3)	(4)	—
Total other expense	—	(4)	(5)	(4)
Income/(Loss) Before Income Taxes	1	31	105	(782)
Income tax benefit	—	—	—	(1)
Net Income/(Loss)	$1	$31	$105	$(781)

See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$135	$68
Restricted cash	—	198
Accounts receivable — trade	4	25
Accounts receivable — affiliate	—	44
Inventory	150	167
Derivative instruments	285	208
Derivative instruments — affiliate	109	191
Prepayments and other current assets	44	100
Total current assets	727	1,001
Property, Plant and Equipment
In service	1,210	2,990
Under construction	14	64
Total property, plant and equipment	1,224	3,054
Less accumulated depreciation	(4)	(610)
Net property, plant and equipment	1,220	2,444
Other Assets
Intangible assets, net of accumulated amortization of $0 and $4	1	16
Derivative instruments	351	526
Derivative instruments — affiliate	104	105
Prepaid rent	—	386
Total other assets	456	1,033
Total Assets	$2,403	$4,478

See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$4
Accounts payable	16	51
Accounts payable — affiliate	2	44
Derivative instruments	3	—
Derivative instruments — affiliate	97	168
Cash collateral received in support of energy risk management activities	57	—
Contract retention liability	—	69
Accrued taxes and other current liabilities	38	55
Total current liabilities	218	391
Other Liabilities
Long-term debt and capital leases	9	14
Derivative instruments — affiliate	55	68
Out-of-market contracts	539	—
Other non-current liabilities	56	78
Total non-current liabilities	659	160
Total Liabilities	877	551
Commitments and Contingencies
Member’s Equity
Member’s interest	1,526	3,927
Total Member’s Equity	1,526	3,927
Total Liabilities and Member’s Equity	$2,403	$4,478

See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	December 15, 2012 through	January 1, 2012 through
	December 31, 2012	December 14, 2012	2011	2010
	(In millions)	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$1	$31	$105	$(781)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Depreciation and amortization	4	114	131	141
Gain on disposals and sales of assets	—	—	—	(3)
Impairment losses	—	—	94	1,153
Changes in derivative instruments	7	115	(120)	(7)
Excess materials and supplies inventory reserve	—	4	—	—
Lower of cost or market inventory adjustments	—	65	8	13
Potomac River settlement obligation and reversal	—	(32)	—	32
Large scale remediation and settlement costs	—	(3)	59	—
Cash provided/(used) by changes in other working capital, net of acquisition and disposition effects:
Accounts receivable - trade	(2)	22	(4)	6
Accounts receivable - affiliate	—	10	125	18
Inventory	(4)	(46)	(53)	(18)
Prepayments and other current assets	(32)	(16)	(31)	(38)
Accounts payable	2	44	19	138
Accounts payable - affiliate	—	(7)	(70)	(17)
Accrued expenses and other current liabilities	15	—	24	(126)
Other assets and liabilities	(16)	(11)	(35)	2
Net Cash Provided/(Used) by Operating Activities	(25)	290	252	513
Cash Flows from Investing Activities
Capital expenditures	(3)	(159)	(147)	(233)
Proceeds from the sales of assets	—	1	1	4
(Increase)/decrease in restricted cash, net	—	197	(166)	1
Net Cash Provided/(Used) by Investing Activities	(3)	39	(312)	(228)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(4)	(4)	(3)
Capital contributions	—	—	30	—
Distributions to member	—	(230)	(100)	(350)
Redemption of preferred stock in affiliate	—	—	—	145
Net Cash Used by Financing Activities	—	(234)	(74)	(208)
Net (Decrease)/Increase in Cash and Cash Equivalents	(28)	95	(134)	77
Cash and Cash Equivalents at Beginning of Period	163	68	202	125
Cash and Cash Equivalents at End of Period	$135	$163	$68	$202
Supplemental Disclosures
Interest paid, net of amount capitalized	$—	$—	$—	$2
Cash refunds received for income taxes	$—	$—	$1	$—

See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(In millions)
Predecessor
Balances as of December 31, 2009	$5,016	$(138)	$4,878
Net loss	(781)	—	(781)
Amortization of discount on preferred stock in affiliate	7	(7)	—
Redemption of preferred stock in affiliate	—	145	145
Distributions to member	(350)	—	(350)
Balances as of December 31, 2010	$3,892	$—	$3,892
Net income	105	—	105
Distributions to member	(100)	—	(100)
Capital contributions	30	—	30
Balances as of December 31, 2011	$3,927	$—	$3,927
Net income	31	—	31
Distributions to member	(230)	—	(230)
Balances as of December 14, 2012(a)	$3,728	$—	$3,728
Successor
Balances as of December 15, 2012(a)	$1,525	$—	$1,525
Net income	1	—	1
Balances as of December 31, 2012	$1,526	$—	$1,526

(a)	The differences in equity balances at December 14, 2012 and December 15, 2012 are due to the application of pushdown accounting reflecting the NRG Merger.

See notes to Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Business (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
General
GenOn is a wholesale generator with approximately 21,440 MW of net electric generating capacity located in the U.S.
RRI Energy (a Delaware corporation) changed its name from Reliant Energy, Inc. effective May 2009 in connection with the sale of its retail business. GenOn changed its name from RRI Energy effective December 3, 2010 in connection with the merger with Mirant. “GenOn” refers to GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries, after giving effect to the Mirant/RRI Merger.
GenOn Americas Generation is a wholesale generator with approximately 8,805 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 21,440 MW of net electric generating capacity of GenOn.
GenOn Mid-Atlantic operates and owns or leases 4,680 MW of net electric generating capacity in the Washington, D.C. and Baltimore areas. GenOn Mid-Atlantic’s electric generating capacity is part of the 8,805 MW of net electric generating capacity of GenOn Americas Generation. GenOn Mid-Atlantic’s generating facilities serve the Eastern PJM markets.
GenOn Americas Generation and GenOn Mid-Atlantic are Delaware limited liability companies and indirect wholly-owned subsidiaries of GenOn. GenOn Mid-Atlantic is a wholly-owned subsidiary of GenOn North America and an indirect wholly-owned subsidiary of GenOn Americas Generation.
GenOn's generation facilities consist of baseload, intermediate and peaking power generation facilities. The following table summarizes GenOn's generation portfolio by operating segment.

	(In MW)
Generation Type	East	South Central	West	Total
Natural gas	6,390	1,200	5,390	12,980
Coal	6,380	—	—	6,380
Oil	2,080	—	—	2,080
Total generation capacity	14,850	1,200	5,390	21,440

Under Construction
Natural gas	—	—	720	720

GenOn Americas Generation facilities consist of baseload, intermediate and peaking power generation facilities. The following table summarizes GenOn Americas Generation's portfolio by operating segment.

	(In MW)
Generation Type	East	West	Total
Natural gas	2,940	1,985	4,925
Coal	2,430	—	2,430
Oil	1,450	—	1,450
Total generation capacity	6,820	1,985	8,805
GenOn Mid-Atlantic facilities consist of baseload, intermediate and peaking power generation facilities. The following table summarizes GenOn Mid-Atlantic's portfolio in the East region.

(In MW)
Generation Type	East
Natural gas	1,945
Coal	2,430
Oil	305
Total generation capacity	4,680
The Registrants sell power from their generation portfolio and offer capacity or similar products to retail electric providers and others, and provide ancillary services to support system reliability.

NRG Merger
On July 20, 2012, GenOn entered into the NRG Merger Agreement with NRG and a direct wholly-owned subsidiary of NRG. Upon the terms and subject to the conditions set forth in the NRG Merger Agreement, which was approved by the boards of directors of GenOn and NRG, a wholly-owned subsidiary of NRG merged with and into GenOn, with GenOn continuing as the surviving corporation and a wholly-owned subsidiary of NRG.
Upon closing of the NRG Merger, each issued and outstanding share of GenOn’s common stock automatically converted into the right to receive 0.1216 shares of common stock of NRG based on the NRG Merger Exchange Ratio. All outstanding stock options (other than options granted in 2012) immediately vested and all outstanding stock options generally converted upon completion of the NRG Merger into stock options with respect to NRG common stock, after giving effect to the NRG Merger Exchange Ratio. In addition, all outstanding restricted stock units (other than restricted stock units granted in 2012) immediately vested and all outstanding restricted stock units were exchanged for the NRG Merger consideration. All outstanding stock options and unvested restricted stock units granted in 2012 will vest per the terms and conditions of the grant, and if the holder is terminated, upon the holder’s termination date if the termination is as a result of the NRG Merger and within two years of the closing date. See Note 3, NRG Merger, and Note 18, Stock-Based Compensation.

The NRG Merger qualified as a tax-free reorganization under the IRC, as amended, so that none of GenOn, NRG or any of the stockholders generally recognized any gain or loss in the transaction, except that the stockholders will recognize gain with respect to cash received in lieu of fractional shares of NRG common stock.
Mirant/RRI Merger (GenOn)
On December 3, 2010, Mirant and RRI Energy completed the Mirant/RRI Merger. Upon completion of the Mirant/RRI Merger, RRI Energy Holdings, Inc., a direct and wholly-owned subsidiary of RRI Energy merged with and into Mirant, with Mirant continuing as the surviving corporation and a wholly-owned subsidiary of RRI Energy. Each of Mirant and RRI Energy received legal opinions that the Merger qualified as a tax-free reorganization under the IRC. Upon the closing of the Mirant/RRI Merger, each issued and outstanding share of Mirant common stock, including grants of restricted common stock, automatically converted into 2.835 shares of common stock of RRI Energy based on the Mirant/RRI Merger Exchange Ratio. Approximately 417 million shares of RRI Energy common stock were issued. Additionally, upon the closing of the Mirant/RRI Merger, RRI Energy was renamed GenOn. Mirant stock options and other equity awards converted upon completion of the Mirant/RRI Merger into stock options and equity awards with respect to GenOn common stock, after giving effect to the Mirant/RRI Merger Exchange Ratio. See Note 4, Mirant/RRI Merger.

Note 2 — Summary of Significant Accounting Policies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Principles of Consolidation and Basis of Presentation
This is a combined annual report of the Registrants. The notes to the consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure.
The Registrants' consolidated financial statements have been prepared in accordance with U.S. GAAP. The FASB or ASC is the source of authoritative U.S. GAAP to be applied by nongovernmental entities. In addition, the rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.
The consolidated financial statements include the Registrants' accounts and operations and those of their subsidiaries in which they have a controlling interest. All significant intercompany transactions and balances have been eliminated in consolidation. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist through arrangements that do not involve controlling voting interests. As such, the Registrants apply the guidance of ASC 810, Consolidations, or ASC 810, to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a VIE, should be consolidated.
Predecessor and Successor Reporting
Upon completion of the NRG Merger, NRG stockholders had a majority of the voting interest in the combined company. The NRG Merger is accounted for under the acquisition method of accounting. Under the acquisition method of accounting, NRG is treated as the accounting acquirer and GenOn is treated as the acquired company for financial reporting purposes. As such, the assets and liabilities of the Registrants were provisionally recorded at their respective fair values as of the NRG Merger date. Fair value adjustments related to the NRG Merger have been pushed down to GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, resulting in certain assets and liabilities of the Registrants being recorded at fair value at December 15, 2012. See Note 3, NRG Merger, for further discussion.

The Registrants’ consolidated statements of operations subsequent to the NRG Merger include amortization expense relating to fair value adjustments and depreciation expense based on the fair value of the Registrants’ property, plant and equipment. In addition, effective with the NRG Merger, the Registrants adopted accounting policies of NRG. Therefore, the Registrants' financial information prior to the NRG Merger is not comparable to its financial information subsequent to the NRG Merger.
As a result of the impact of pushdown accounting, the financial statements and certain note presentations separate the Registrants' presentations into two distinct periods, the period before the consummation of the NRG Merger (labeled predecessor) and the period after that date (labeled successor), to indicate the application of different basis of accounting between the periods presented.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase.
Funds Deposited by Counterparties (GenOn)
Funds deposited by counterparties consist of cash held by GenOn as a result of collateral posting obligations from GenOn's counterparties with positions in GenOn's hedging programs. These amounts are not contractually restricted, but based on GenOn's intentions, are not available for the payment of GenOn's general corporate obligations. Depending on market fluctuations and the settlement of the underlying contracts, GenOn will refund this collateral to the hedge counterparties pursuant to the terms and conditions of the underlying trades. Since collateral requirements fluctuate daily and GenOn cannot predict if any collateral will be held for more than twelve months, the funds deposited by counterparties are classified as a current asset on GenOn's balance sheets, with an offsetting liability for this cash collateral received within current liabilities. Changes in funds deposited by counterparties are closely associated with GenOn's operating activities and are classified as an operating activity in GenOn's consolidated statements of cash flows.
Restricted Cash
Restricted cash consists of funds held within the Registrants' projects that are restricted in their use. Restricted cash at December 31, 2011 included (a) $166 million of cash reserved in respect of interlocutory liens related to the scrubber contract litigation, which settled in 2012 and (b) $32 million related to the Potomac River settlement, which was released in 2012.  See Note 9, Retirements, Mothballing or Long-Term Protective Lay-Up of Generating Facilities and Note 20, Commitments and Contingencies.
Inventory
Inventory is valued at the lower of weighted average cost or market, and consists principally of fuel oil, coal and raw materials used to generate electricity or steam. The Registrants remove these inventories as they are used in the production of electricity or steam. Spare parts inventory is valued at a weighted average cost, since the Registrants expect to recover these costs in the ordinary course of business. The Registrants remove these inventories when they are used for repairs, maintenance or capital projects. Sales of inventory are classified as an operating activity in the consolidated statements of cash flows.
Property, Plant and Equipment
Property, plant and equipment are stated at cost; however impairment adjustments are recorded whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Significant additions or improvements extending asset lives are capitalized as incurred, while repairs and maintenance that do not improve or extend the life of the respective asset are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives. Certain assets and their related accumulated depreciation amounts are adjusted for asset retirements and disposals with the resulting gain or loss included in cost of operations in the consolidated statements of operations.
Asset Impairments
Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is recognized if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded in operating costs and expenses in the statements of operations. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques.

Project Development Costs and Capitalized Interest (GenOn and GenOn Americas Generation)
Project development costs are expensed in the preliminary stages of a project and capitalized when the project is deemed to be commercially viable. Commercial viability is determined by one or a series of actions including, among others, Board of Director approval pursuant to a formal project plan that subjects the Registrants to significant future obligations that can only be discharged by the use of an asset of the Registrants.
Interest incurred on funds borrowed to finance capital projects is capitalized until the project under construction is ready for its intended use. Capitalized interest amounts were as follows:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
GenOn	$2	$35	$15	$6
GenOn Americas Generation	—	3	3	5
When a project is available for operations, capitalized interest and project development costs are reclassified to property, plant and equipment and amortized on a straight-line basis over the estimated useful life of the project's related assets. Capitalized costs are charged to expense if a project is abandoned or management otherwise determines the costs to be unrecoverable.
Debt Issuance Costs (GenOn and GenOn Americas Generation)
Debt issuance costs are capitalized and amortized as interest expense on a basis which approximates the effective interest method over the term of the related debt. These costs were eliminated as a result of pushdown accounting.
Intangible Assets
Intangible assets represent contractual rights held by the Registrants. The Registrants recognize specifically identifiable intangible assets including trading rights, development rights and emission allowances when specific rights and contracts are acquired. As a result of the Mirant/RRI Merger, GenOn also established fair values for acquired contracts under the acquisition method of accounting. Upon the NRG Merger, the Registrants' acquired contracts were established as a result of pushdown accounting. Intangible assets are amortized based on expected volumes, expected delivery, straight line or units of production basis.
Intangible assets determined to have indefinite lives are not amortized, but rather are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that such acquired intangible assets have been determined to have finite lives and should now be amortized over their useful lives. The Registrants had no intangible assets with indefinite lives recorded as of December 31, 2012.
Emission allowances held-for-sale, which are included in other non-current assets on the Registrants' consolidated balance sheets, are not amortized; they are carried at the lower of cost or fair value and reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment.
Income Taxes
GenOn
GenOn is a wholly-owned subsidiary of NRG that exists as a corporate regarded entity for income tax purposes. As a result, GenOn, GenOn Americas and NRG have direct liability for the majority of the federal and state income taxes resulting from GenOn's operations. GenOn has allocated current and deferred income taxes as if it were a single consolidated taxpayer utilizing the asset and liability method to account for income taxes. To the extent GenOn provides current tax expense or benefit, any related tax payable or receivable to NRG is reclassified to equity in the same period since GenOn does not have a tax sharing agreement with NRG.

GenOn's deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. When necessary, deferred tax assets are reduced by a valuation allowance to reflect the amount that is estimated to be recoverable. In assessing the recoverability of the deferred tax assets, GenOn considers whether it is likely that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The determination of a valuation allowance requires significant judgment as to the generation of taxable income during future periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including GenOn's past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.
Additionally, GenOn has not recognized any tax benefits relating to tax uncertainties arising in the ordinary course of business that are less than or subject to the measurement threshold of the more-likely-than-not standard prescribed under the accounting guidance for determining the uncertainty of income taxes. These unrecognized tax benefits may be either a tax liability or an adjustment to NOLs based on the specific facts of each tax uncertainty. GenOn periodically assesses its tax uncertainties based on the latest information available. The amount of the unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in their filed or yet to be filed tax returns.
GenOn Americas Generation
GenOn Americas Generation and most of its subsidiaries are limited liability companies that are treated as branches of GenOn Americas for income tax purposes. As a result, GenOn Americas, GenOn and NRG have direct liability for the majority of the federal and state income taxes relating to GenOn Americas Generation's operations. Several of GenOn Americas Generation's subsidiaries exist as regarded corporate entities for income tax purposes. For the subsidiaries that continue to exist as corporate regarded entities, GenOn Americas Generation allocates current and deferred income taxes to each corporate regarded entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent GenOn Americas Generation provides tax expense or benefit, any related tax payable or receivable to NRG is reclassified to equity in the same period since GenOn Americas Generation does not have a tax sharing agreement with NRG.
Deferred tax assets and liabilities are recognized for the regarded corporate entities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. When necessary, deferred tax assets are reduced by a valuation allowance to reflect the amount that is estimated to be recoverable. In assessing the recoverability of the deferred tax assets, GenOn Americas Generation considers whether it is likely that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.
The determination of a valuation allowance requires significant judgment as to the generation of taxable income during future periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including GenOn Americas Generation's past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.
Additionally, GenOn Americas Generation has not recognized any tax benefits relating to tax uncertainties arising in the ordinary course of business that are less than or subject to the measurement threshold of the more-likely-than-not standard prescribed under the accounting guidance for accounting for uncertainty of income taxes. These unrecognized tax benefits may be either a tax liability or an adjustment to their NOLs based on the specific facts of each tax uncertainty. GenOn Americas Generation periodically assesses its tax uncertainties based on the latest information available. The amount of the unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in their filed or yet to be filed tax returns.
GenOn Mid-Atlantic
GenOn Mid-Atlantic and GenOn Mid-Atlantic's subsidiaries are limited liability companies that are treated as branches of GenOn Americas for income tax purposes. As such, GenOn, GenOn Americas and NRG have direct liability for the majority of the federal and state income taxes relating to GenOn Mid-Atlantic's operations.

Revenue Recognition
Energy — Both physical and financial transactions are entered into to optimize the financial performance of the Registrants' generating facilities. Electric energy revenue is recognized upon transmission to the customer. Physical transactions, or the sale of generated electricity to meet supply and demand, are recorded on a gross basis in the Registrants’ consolidated statements of operations. Financial transactions, or the buying and selling of energy for trading purposes, are recorded net within operating revenues in the consolidated statements of operations in accordance with ASC 815.
Capacity — Capacity revenues are recognized when contractually earned, and consist of revenues billed to a third party at either the market or a negotiated contract price for making installed generation capacity available in order to satisfy system integrity and reliability requirements.
Natural Gas Sales (GenOn and GenOn Americas Generation) — GenOn and GenOn Americas Generation record revenues from the sales of natural gas under the accrual method.  These sales are sold at market-based prices.  Sales that have been delivered but not billed by period end are estimated.
PPAs  (GenOn and GenOn Americas Generation) — GenOn and GenOn Americas Generation's revenues are currently obtained through PPAs or other contractual arrangements. All of these PPAs are accounted for as operating leases in accordance with ASC 840, Leases, or ASC 840. ASC 840 requires minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. These leases have no minimum lease payments and all the rent is recorded as contingent rent on an actual basis when the electricity is delivered.
Derivative Financial Instruments
The Registrants account for derivative financial instruments under ASC 815, which requires the Registrants to record all derivatives on the balance sheet at fair value unless they qualify for a NPNS exception. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings.
If certain criteria are met, a derivative financial instrument may be designated as a fair value hedge or cash flow hedge. In 2010, GenOn Marsh Landing entered into interest rate protection agreements (interest rate swaps) in connection with its project financing, which have been designated as cash flow hedges. GenOn Marsh Landing entered into the interest rate swaps to reduce the risks with respect to the variability of the interest rates for the term loans. With the exception of these interest rate swaps, the Registrants did not have any other derivative financial instruments designated as fair value or cash flow hedges for accounting purposes during 2012, 2011, or 2010. Changes in the fair value of derivatives accounted for as cash flow hedges, if elected for hedge accounting, are deferred and recorded as a component of accumulated OCI until the hedged transactions occur and are recognized in earnings.
The Registrants’ primary derivative instruments are financial power and natural gas contracts, fuels purchase contracts, other energy related commodities, and interest rate instruments used to mitigate variability in earnings due to fluctuations in market prices and interest rates. On an ongoing basis, the Registrants assess the effectiveness of all derivatives that are designated as cash flow hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting will be discontinued prospectively. If the derivative instrument is terminated, the effective portion of this derivative deferred in accumulated OCI will be frozen until the underlying hedged item is delivered.
Revenues and expenses on contracts that qualify for the NPNS exception are recognized when the underlying physical transaction is delivered. While the Registrants can elect to consider these contracts as derivative financial instruments under ASC 815, they are not recorded at fair value, but on an accrual basis of accounting. If it is determined that a transaction designated as NPNS no longer meets the scope exception, the fair value of the related contract is recorded on the balance sheet and immediately recognized through earnings.
The Registrants’ trading activities are subject to limits in accordance with the risk management policy. These contracts are recognized on the balance sheet at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings.

Concentrations of Credit Risk
Financial instruments which potentially subject the Registrants to concentrations of credit risk consist primarily of accounts receivable and derivatives. Certain accounts receivable and derivative instruments are concentrated within entities engaged in the energy industry. These industry concentrations may impact the Registrants’ overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. Receivables and other contractual arrangements are subject to collateral requirements under the terms of enabling agreements. However, the Registrants believe that the credit risk posed by industry concentration is offset by the diversification and creditworthiness of the Registrants’ customer base. See Note 5, Fair Value of Financial Instruments, for a further discussion of derivative concentrations.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, funds deposited by counterparties, receivables, accounts payables, and accrued liabilities approximate fair value because of the short-term maturity of these instruments. See Note 5, Fair Value of Financial Instruments, for a further discussion of fair value of financial instruments.
Coal Supplier Concentration Risk
GenOn
GenOn’s coal supply comes primarily from the Northern Appalachian and Central Appalachian coal regions. GenOn enters into contracts of varying tenors to secure appropriate quantities of fuel that meet the varying specifications of its generating facilities. For the coal-fired generating facilities, GenOn purchases most of its coal from a small number of suppliers under contracts with terms of varying lengths, some of which extend to 2015 and one that extends to 2020. Excluding the Keystone and Conemaugh generating facilities (which are not 100% owned by GenOn) and excluding the Seward generating facility (which burns waste coal supplied by an all‑requirements contract), GenOn had exposure to two counterparties at December 31, 2012, and exposure to three counterparties at December 31, 2011, that each represented an exposure of more than 10% of its total coal commitments, by volume, and in aggregate represented approximately 63% and 62% of its total coal commitments at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the single largest counterparty represented an exposure of 41% and 38%, respectively, of these total coal commitments, by volume.
GenOn Americas Generation and GenOn Mid-Atlantic
GenOn Americas Generation and GenOn Mid-Atlantic’s coal supply primarily comes from the Northern Appalachian and Central Appalachian coal regions. GenOn Americas Generation enters into contracts of varying tenors on behalf of GenOn Mid‑Atlantic to secure appropriate quantities of fuel that meet the varying specifications of GenOn Mid-Atlantic’s generating facilities. For the coal-fired generating facilities, GenOn Americas Generation purchases most of its coal from a small number of suppliers under contracts with terms of varying lengths, some of which extend to 2015. GenOn Americas Generation had exposure to two counterparties at December 31, 2012, and exposure to three counterparties at December 31, 2011, that each represented an exposure of more than 10% of GenOn Americas Generation's total coal commitments, by volume, and in aggregate represented approximately 63% and 62% of its total coal commitments at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the single largest counterparty represented an exposure of 41% and 38%, respectively, of these total coal commitments, by volume.
Coal Transportation Concentration Risk
GenOn
The coal to operate GenOn’s coal-fired facilities is delivered primarily by train with a limited number of railroads transporting such coal.  For 2012, one railroad represented 74% of coal transportation costs and another railroad represented 15% of coal transportation costs.
GenOn Americas Generation and GenOn Mid-Atlantic
The coal to operate GenOn Americas Generation and GenOn Mid-Atlantic’s coal-fired facilities (all of which are owned or leased by GenOn Mid-Atlantic) is delivered primarily by train and with a limited number of railroads transporting such coal.  For 2012, one railroad represented 98% of coal transportation costs.

Asset Retirement Obligations
The Registrants account for their AROs in accordance with ASC 410-20, Asset Retirement Obligations, or ASC 410-20. Retirement obligations associated with long-lived assets included within the scope of ASC 410-20 are those for which a legal obligation exists under enacted laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing and/or method of settlement may be conditional on a future event. ASC 410-20 requires an entity to recognize the fair value of a liability for an ARO in the period in which it is incurred and a reasonable estimate of fair value can be made.
Upon initial recognition of a liability for an ARO, the Registrants capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its future value, while the capitalized cost is depreciated over the useful life of the related asset. See Note 13, Asset Retirement Obligations, for a further discussion of AROs.
Pensions (GenOn)
GenOn offers pension benefits through defined benefit pension plans. In addition, GenOn provides postretirement health and welfare benefits for certain groups of employees. GenOn accounts for pension and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits. GenOn recognizes the funded status of its defined benefit plans in the consolidated balance sheets and records an offset to other comprehensive income/loss. In addition, GenOn also recognizes on an after-tax basis, as a component of other comprehensive income/loss, gains and losses as well as all prior service costs and credits that have not been included as part of GenOn’s net periodic benefit cost/credit. The determination of GenOn's obligation and expenses for pension benefits is dependent on the selection of certain assumptions. These assumptions determined by management include the discount rate, the expected rate of return on plan assets and the rate of future compensation increases. GenOn's actuarial consultants determine assumptions for such items as retirement age.
GenOn measures the fair value of its pension assets in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820.
Business Combinations
The Registrants account for the business combinations in accordance with ASC 805, Business Combinations, or ASC 805. ASC 805 requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value at the acquisition date. It also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity's financial statements to evaluate the nature and financial effects of the business combination. In addition, transaction costs are expensed as incurred.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
In recording transactions and balances resulting from business operations, the Registrants use estimates based on the best information available. Estimates are used for such items as plant depreciable lives, tax provisions, actuarially determined benefit costs, the valuation of energy commodity contracts, environmental liabilities, legal costs incurred in connection with recorded loss contingencies, and pushdown accounting in connection with the NRG Merger relative to the assets acquired and liabilities assumed by NRG, among others. In addition, estimates are used to test long-lived assets for impairment and to determine the fair value of impaired assets. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Reclassifications
Certain prior-year amounts have been reclassified for comparative purposes. The reclassifications did not affect net income/loss or cash flows from operating activities, cash flows from investing activities or cash flows from financing activities.
Recently Adopted Accounting Guidance
ASU 2011-05 (GenOn) — In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income, or ASU No. 2011-05, which was further amended by ASU No. 2011-12, Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, issued in December 2011. The amendments in ASU No. 2011-05 require GenOn to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single statement of comprehensive income or in two separate but consecutive statements. GenOn is required to present, in either option, each component of net income, total net income, each component of other comprehensive income, total other comprehensive income and total comprehensive income. Effective January 1, 2012, GenOn adopted the provisions of ASU No. 2011-05 and began presenting the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements. The provisions of ASU No. 2011-05 are required to be adopted retroactively. As this guidance provides only presentation requirements, the adoption of this standard did not impact GenOn's results of operations, cash flows or financial position.
New Accounting Guidance Not Yet Adopted as of December 31, 2012
ASU 2011-11 — In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities, or ASU No. 2011-11. The guidance provides enhanced disclosure requirements to evaluate the effect or potential effect of netting arrangements on an entity's financial position by improving information about financial instruments and derivative instruments that either (1) offset in accordance with either ASC 210-20-45 or ASC 810-20-45 or (2) are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Reporting entities will be required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The disclosures required by ASU No. 2011-10 are required to be adopted retroactively. The Registrants adopted this standard on January 1, 2013. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Registrants' results of operations, cash flows or financial position.
ASU 2013-02 (GenOn) - In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU No. 2013-02. The amendments in ASU No. 2013-02 require GenOn to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income either on the face of the statement of operations or in the notes if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts not required by U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures which provide additional information about the amounts. GenOn adopted this standard on January 1, 2013. As this guidance provides only presentation requirements, the adoption of this standard did not impact GenOn's results of operations, cash flows or financial position.

Note 3 — NRG Merger (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

On December 14, 2012, NRG completed the acquisition of GenOn.  NRG issued, as consideration for the acquisition, 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding, on the acquisition date, except for fractional shares which were paid in cash.
The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. As discussed in Note 2, Summary of Significant Accounting Policies, the acquisition method of accounting impacts have been pushed down to the Registrants, resulting in certain assets and liabilities of the Registrants being recorded at provisional fair value as of December 14, 2012.
The provisional allocation of assets and liabilities is as follows:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
Assets
Cash	$983	$171	$163
Other current and non-current assets	1,385	849	163
Property, plant and equipment	3,936	1,329	1,221
Derivative assets	1,157	1,238	863
Deferred income taxes	220	—	—
Total assets	7,681	3,587	2,410

Liabilities
Other current and non-current liabilities	1,312	542	169
Out-of-market contracts and leases	1,064	540	540
Derivative liabilities	399	529	162
Deferred income taxes	220	—	—
Long-term debt and capital leases	4,203	961	14
Total liabilities	7,198	2,572	885
Net assets	$483	$1,015	$1,525

The initial pushdown accounting for the NRG Merger is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments will affect the Registrants' additional paid in capital. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed by NRG.
GenOn incurred $11 million and $53 million of NRG Merger-related costs during the period from January 1, 2012 through December 14, 2012 and the period from December 15, 2012 through December 31, 2012, respectively. Of the total incurred, $40 million is personnel related costs and is included in accrued payroll in current liabilities at December 31, 2012 for GenOn.
Current and non-current assets include accounts receivable with preliminary fair values of $221 million, $110 million and $2 million and contractual amounts of $222 million, $110 million and $2 million for GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, respectively, at the time of the NRG Merger.

Fair Value Measurements
The provisional fair values of the property, plant and equipment, commodity, transportation and storage contracts and operating leases at the acquisition date were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. Significant inputs were as follows:

•
Property, Plant and Equipment - The estimated fair values were determined based on consideration of both an income method using discounted cash flows and a market approach based on recent transactions of comparable assets. The income approach was primarily relied upon as the forecasted cash flows as it more appropriately incorporates differences in regional markets, plant type, age, useful life, equipment condition and environmental controls of each asset. Furthermore, the income approach allows for a more accurate reflection of current and expected market dynamics such as supply and demand, commodity prices, and regulatory environment as of the valuation date. Under this approach, the expected future cash flows associated with each plant were estimated and then discounted to present value at the weighted average cost of capital derived from an independent power producer peer group and risk adjusted to reflect the individual characteristics of each plant. The market approach was computed based on data for transactions announced proximate to the valuation date and analyzed on a $/kW basis for fuel/dispatch type and region. Due to the limited volume of recent transactions and amount of financial and operating characteristics that are publicly disclosed, that market approach was given less weight.

•
Contracts - The estimated fair values of contracts were determined based on a form of the income approach which measures the contract relative to a replacement contract or the current market with consideration of the counterparty risk.  Contracts such as long-term natural gas transportation contracts were determined to have an unfavorable fair value compared to the original contract terms and were recorded in out-of-market commodity contracts.

•
Operating leases - The estimated fair values of the leases for REMA and GenOn Mid-Atlantic were determined utilizing a variation of the income approach under which the fair value of the lease was determined by discounting the future lease payments at an appropriate discount rate and comparing it to the fair value of the property, plant and equipment being leased.

The fair values of derivative assets and liabilities and long-term debt and capital leases as of the acquisition date were determined in accordance with ASC 820.  The breakdown of Level 1, 2 and 3 is as follows:
GenOn

	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Derivative assets	$146	$978	$33	$1,157
Liabilities
Derivative liabilities	$50	$334	$15	$399
Long-term debt and capital leases	3,799	—	404	4,203
GenOn Americas Generation

	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Derivative assets	$175	$1,030	$33	$1,238
Liabilities
Derivative liabilities	$124	$391	$14	$529
Long-term debt and capital leases	947	—	14	961

GenOn Mid-Atlantic

	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Derivative assets	$67	$787	$9	$863
Liabilities
Derivative liabilities	$16	$145	$1	$162
Long-term debt and capital leases	—	—	14	14
Deferred Income Taxes
In connection with the accounting for the acquisition, the Registrants recorded the realizable deferred tax assets and liabilities, primarily consisting of net operating losses and other temporary differences. In addition, the excess of the Registrants' historical tax basis of assets and liabilities over the amounts assigned to the fair value of the assets acquired and liabilities assumed generated deferred tax assets and liabilities, adjusted for the valuation allowance, that were recorded on the acquisition date.
Note 4 — Mirant/RRI Merger (GenOn)

On December 3, 2010, Mirant and RRI Energy completed the Mirant/RRI Merger.  Because the Mirant/RRI Merger is accounted for as a reverse acquisition with Mirant as the accounting acquirer, the purchase price was computed based on shares of Mirant common stock that would have been issued to RRI Energy’s stockholders on the date of the Mirant/RRI Merger to give RRI Energy an equivalent ownership interest in Mirant as it had in the combined company (approximately 46%). The purchase price was calculated as follows (in millions, except closing stock price):

Number of shares of Mirant common stock that would have been issued to RRI Energy stockholders	125
Closing price of Mirant common stock on December 3, 2010	$10.39
Total	1,302
RRI Energy stock options	3
Total purchase price	$1,305
The Mirant/RRI Merger is accounted for under the acquisition method of accounting for business combinations. Accordingly, GenOn has conducted an assessment of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition are expensed as incurred. GenOn finalized its assessment of fair value during 2011. The final allocation of the purchase price as of December 3, 2010 is as follows (in millions):

Cash and cash equivalents	$717
Other current assets	736
Property, plant and equipment	3,070	(a)
Intangible assets	47
Other long-term assets	275
Total assets	4,845

Current liabilities	(557)
Debt	(1,931)
Other non-current liabilities	(717)
Total liabilities	(3,205)
Fair value of net assets acquired	1,640
Purchase price	1,305
Gain on bargain purchase	$335	(b)

(a)
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

(b)	The acquisition is treated as a nontaxable merger for federal income tax purposes and there is no tax deductible goodwill resulting from the Mirant/RRI Merger.

The unaudited pro forma results give effect to the Mirant/RRI Merger as if it had occurred on January 1, 2010. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2010. The unaudited pro forma results for 2010 are as follows:

2010
(In millions)
Revenues	$4,166
Loss from continuing operations	(746)
Net loss	(740)
The unaudited pro forma information primarily includes the following adjustments, among others:

•	amortization of fair value adjustments related to energy-related contracts;

•	additional fuel expense related to fair value adjustments of fuel inventories;

•	effects of fair value adjustments of property, plant and equipment;

•	effects of fair value adjustments of debt and the issuance of a new revolving credit facility, new senior secured term loan and new senior unsecured notes; and

•	adjustments to income taxes for a zero percent rate applied to the pro forma adjustments and historical federal and state deferred tax expense (benefit).

Note 5 — Fair Value of Financial Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For cash and cash equivalents, funds deposited by counterparties, accounts receivable, accounts payable, accrued liabilities, restricted cash, and cash collateral paid and received in support of energy risk management activities, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying values and fair values of GenOn and GenOn Americas Generation’s debt are as follows:
GenOn

	Carrying Amount	Level 1	Level 2(a)	Level 3(a)	Total Fair Value
Successor	(In millions)
December 31, 2012
Liabilities:
Long and short-term debt	$4,199	$—	$3,819	$390	$4,209

Predecessor
December 31, 2011
Liabilities:
Long and short-term debt	$4,132	$—	$3,969	$97	$4,066
(a)    The fair value of long and short‑term debt is estimated using reported market prices for instruments that are publicly traded or estimated based on the income approach valuation technique for non-publicly traded debt using current interest rates for similar instruments with equivalent credit quality.

GenOn Americas Generation

	Carrying Amount	Level 1	Level 2(a)	Level 3(a)	Total Fair Value
Successor	(In millions)
December 31, 2012
Liabilities:
Long and short-term debt	$960	$—	$967	$—	$967

Predecessor
December 31, 2011
Liabilities:
Long and short-term debt	$866	$—	$797	$—	$797
(a)    The fair value of long and short‑term debt is estimated using reported market prices for instruments that are publicly traded.
Fair Value Accounting under ASC 820
ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Registrants have the ability to access as of the measurement date. The Registrants’ financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities, energy derivatives and interest-bearing funds.

•
Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. The Registrants’ financial assets and liabilities utilizing Level 2 inputs include exchange-based derivatives, and over the counter derivatives such as swaps, options and forward contracts.

•
Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. The Registrants’ financial assets and liabilities utilizing Level 3 inputs include infrequently-traded and non-exchange-based derivatives which are measured using present value pricing models.

 In accordance with ASC 820, the Registrants determine the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.
Recurring Fair Value Measurements
Derivative assets and liabilities are carried at fair market value.
GenOn
The following tables present assets and liabilities measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2012
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
Successor	(In millions)
Derivative assets:
Commodity contracts	$139	$946	$31	$1,116
Derivative liabilities:
Commodity contracts	$52	$253	$14	$319
Interest rate contracts	—	50	—	50
Total liabilities	$52	$303	$14	$369

Other assets (b)	$21	$—	$—	$21

(a)    There have been no transfers during 2012 between Levels 1 and 2.

(b)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees.

	As of December 31, 2011
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
Predecessor	(In millions)
Derivative assets:
Commodity contracts	$228	$1,438	$66	$1,732
Derivative liabilities:
Commodity contracts	$206	$516	$97	$819
Interest rate contracts	—	32	—	32
Total liabilities	$206	$548	$97	$851

Other assets (b)	$20	$—	$—	$20
(a)    There were no transfers during the year ended December 31, 2011 between Levels 1 and 2.

(b)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees.
The following tables reconcile the beginning and ending balances for derivatives that are recognized at fair value in GenOn’s consolidated financial statements at least annually using significant unobservable inputs for the periods from December 15, 2012 through December 31, 2012 and from January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)	Derivatives (a)
	(In millions)	(In millions)
Balance as of beginning of period (b)	$18	$(31)	$(68)
Total gains and losses (realized/unrealized) included in earnings (c)	2	(117)	24
Purchases	2	—	—
Settlements	(5)	80	1
Transfers into Level 3 (d)	—	—	—
Transfers out of Level 3 (d)	—	—	12
Balance as of end of period	$17	$(68)	$(31)
The amount of the total gains/(losses) for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at end of period	$4	$(80)	$42

(a)	Consists of derivatives assets and liabilities, net.

(b)	The change in Level 3 balance is primarily driven by the change in accounting policy at the NRG Merger date to include all curves with broker-quoted coal contracts within the Level 2 designation.
(c)    Contracts entered into are reported with total gains and losses included in earnings in the predecessor periods.
(d) Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period.

GenOn Americas Generation
The following tables present assets and liabilities (including amounts with affiliates) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2012
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
Successor	(In millions)
Derivative assets:
Commodity contracts	$170	$991	$31	$1,192
Derivative liabilities:
Commodity contracts	$123	$358	$14	$495
(a)    There have been no transfers during 2012 between Levels 1 and 2.

	As of December 31, 2011
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
Predecessor	(In millions)
Derivative assets:
Commodity contracts	$244	$1,471	$66	$1,781
Derivative liabilities:
Commodity contracts	$269	$598	$98	$965
(a)    There were no transfers during the year ended December 31, 2011 between Levels 1 and 2.
The following tables reconcile the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs for the periods from December 15, 2012 through December 31, 2012 and from January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)	Derivatives (a)
	(In millions)	(In millions)
Balance as of beginning of period (b)	$18	$(32)	$(66)
Total gains and losses (realized/unrealized) included in earnings (c)	2	(101)	10
Purchases	2	—	—
Settlements	(5)	68	12
Transfers into Level 3 (d)	—	—	—
Transfers out of Level 3 (d)	—	—	12
Balance as of end of period	$17	$(65)	$(32)
The amount of the total gains/(losses) for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at end of period	$4	$(70)	$38

(a)	Consists of derivatives assets and liabilities, net.

(b)	The change in Level 3 balance is primarily driven by the change in accounting policy at the NRG Merger date to include all curves with broker-quoted coal contracts within the Level 2 designation.

(c)	Contracts entered into are reported with total gains and losses included in earnings in the predecessor periods.
(d) Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period.

GenOn Mid-Atlantic
The following tables present assets and liabilities (including amounts with affiliates) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2012
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
Successor	(In millions)
Derivative assets:
Commodity contracts	$63	$778	$8	$849
Derivative liabilities:
Commodity contracts	$16	$138	$1	$155
(a)    There have been no transfers during 2012 between Levels 1 and 2.

	As of December 31, 2011
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
Predecessor	(In millions)
Derivative assets:
Commodity contracts	$39	$982	$9	$1,030
Derivative liabilities:
Commodity contracts	$32	$131	$73	$236
(a)    There were no transfers during the year ended December 31, 2011 between Levels 1 and 2.
The following tables reconcile the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs for the periods from December 15, 2012 through December 31, 2012 and from January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)	Derivatives (a)
	(In millions)	(In millions)
Balance as of beginning of period (b)	$8	$(64)	$(69)
Total gains and losses (realized/unrealized) included in earnings (c)	2	(110)	(31)
Purchases	—	—	—
Settlements	(3)	113	24
Transfers into Level 3 (d)	—	—	—
Transfers out of Level 3 (d)	—	—	12
Balance as of end of period	$7	$(61)	$(64)
The amount of the total gains/(losses) for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at end of period	$1	$(36)	$4
(a)    Consists of derivatives assets and liabilities, net.

(b)	The change in Level 3 balance is primarily driven by the change in accounting policy at the NRG Merger date to include all curves with broker-quoted coal contracts within the Level 2 designation.

(c)	Contracts entered into are reported with total gains and losses included in earnings in the predecessor periods.
(d) Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period.

Realized and unrealized gains and losses included in earnings that are related to energy derivatives are recorded in operating revenues and cost of operations.
Derivative Fair Value Measurements
A majority of the Registrants’ contracts are exchange-traded contracts with readily available quoted market prices. A portion of the Registrants’ contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of the Registrants’ markets, quotes are from multiple sources. To the extent that the Registrants receive multiple quotes, prices reflect the average of the bid-ask mid-point prices obtained from all sources that the Registrants believe provide the most liquid market for the commodity. If the Registrants receive one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Registrants’ derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Registrants believe such price quotes are executable. The Registrants do not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Contracts valued with prices provided by models and other valuation techniques make up 3% of GenOn's derivative assets and 4% of GenOn's derivative liabilities, 3% of GenOn Americas Generation’s derivative assets and 3% of GenOn Americas Generation's derivative liabilities and 1% of GenOn Mid-Atlantic’s derivative assets and 1% of GenOn Mid-Atlantic's derivative liabilities.
The fair value of each contract is discounted using a risk free interest rate. In addition, the Registrants apply a credit reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that the Registrants’ net exposure under a specific master agreement is an asset, the Registrants use the counterparty's default swap rate. If the exposure under a specific master agreement is a liability, the Registrants use their default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Registrants’ liabilities or that a market participant would be willing to pay for the Registrants’ assets. The Registrants' credit reserves were as follows:

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
GenOn	$4	$48
Genon Americas Generation	4	47
GenOn Mid-Atlantic	4	47
The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2012, and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts the Registrants hold and sell. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
Under the guidance of ASC 815, entities may choose to offset cash collateral paid or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Registrants have chosen not to offset positions as defined in ASC 815. As of December 31, 2012, GenOn recorded $148 million of cash collateral paid and $140 million of cash collateral received on its balance sheet. As of December 31, 2012, GenOn Americas Generation recorded $91 million of cash collateral paid and $140 million of cash collateral received on its balance sheet. As of December 31, 2012, GenOn Mid-Atlantic had no outstanding cash collateral paid and $57 million of cash collateral received on its balance sheet.

Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, the following item is a discussion of the concentration of credit risk for the Registrants’ financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Registrants monitor and manage credit risk through credit policies that include: (i) an established credit approval process; (ii) a daily monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Registrants seek to mitigate counterparty risk by having a diversified portfolio of counterparties. The Registrants also have credit protection within various agreements to call on additional collateral support if and when necessary. Cash margin is collected and held at the Registrants to cover the credit risk of the counterparty until positions settle.
As of December 31, 2012, counterparty credit exposure to a significant portion of GenOn’s counterparties was $833 million and GenOn held collateral (cash and letters of credit) against those positions of $59 million, resulting in a net exposure of $774 million. Approximately 90% of GenOn's exposure before collateral is expected to roll off by the end of 2014. GenOn Americas Generation’s counterparty credit exposure to a significant portion of counterparties was $801 million and GenOn Americas Generation held collateral (cash and letters of credit) against those positions of $59 million, resulting in a net exposure of $742 million. Approximately 90% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2014. GenOn Mid-Atlantic’s counterparty credit exposure to a significant portion of counterparties was $641 million and GenOn Mid-Atlantic held collateral (cash and letters of credit) against those positions of $57 million, resulting in a net exposure of $584 million. Approximately 91% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2014.
The following tables highlight the counterparty credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2012, the exposure is shown net of collateral held and includes amounts net of receivables or payables.
GenOn

Category	Net Exposure (a) (% of Total)
Financial institutions	76%
Utilities, energy merchants, marketers and other	14%
ISOs	10%
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	99%
Non-rated	1%
Total	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $522 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

GenOn Americas Generation

Category	Net Exposure (a) (% of Total)
Financial institutions	80%
Utilities, energy merchants, marketers and other	14%
ISOs	6%
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	99%
Non-rated	1%
Total	100%
(a)     Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
 GenOn Americas Generation has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $522 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Americas Generation does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
GenOn Mid-Atlantic

Category	Net Exposure (a) (% of Total)
Financial institutions	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%
(a)Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
 GenOn Mid-Atlantic has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $505 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Mid-Atlantic does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
Note 6 — Accounting for Derivative Instruments and Hedging Activities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
ASC 815 requires the Registrants to recognize all derivative instruments on the balance sheet as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a NPNS exception. The Registrants may elect to designate certain derivatives as cash flow hedges, if certain conditions are met, and defer the effective portion of the change in fair value of the derivatives to accumulated OCI, until the hedged transactions occur and are recognized in earnings. The ineffective portion of a cash flow hedge is immediately recognized in earnings.
For derivatives that are not designated as cash flow hedges, the changes in the fair value will be immediately recognized in earnings. Certain derivative instruments may qualify for the NPNS exception and are therefore exempt from fair value accounting treatment. ASC 815 applies to the Registrants’ energy related commodity contracts and interest rate swaps.
Energy-Related Commodities
To manage the commodity price risk associated with the Registrants’ competitive supply activities and the price risk associated with wholesale power sales from the Registrants’ electric generation facilities, the Registrants enter into a variety of derivative and non-derivative hedging instruments, utilizing the following:

•	Forward contracts, which commit the Registrants to purchase or sell energy commodities or purchase fuels in the future.

•	Futures contracts, which are exchange-traded standardized commitments to purchase or sell a commodity or financial instrument.

•	Swap agreements, which require payments to or from counterparties based upon the differential between two prices for a predetermined contractual, or notional, quantity.

•	Financial and non-financial option contracts, which convey to the option holder the right but not the obligation to purchase or sell a commodity.
 The objectives for entering into derivative contracts used for economic hedging include:

•	Fixing the price for a portion of anticipated future electricity sales that provides an acceptable return on the Registrants’ electric generation operations.

•	Fixing the price of a portion of anticipated fuel purchases for the operation of the Registrants’ power plants.
GenOn, GenOn Americas Generation and GenOn Mid-Atlantic’s trading and hedging activities are subject to limits within the risk management policy. These contracts are recognized on the balance sheet at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings.
GenOn
As of December 31, 2012, GenOn’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn’s generation assets' forecasted output through 2017.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn’s generation assets through 2015.
Also, as of December 31, 2012, GenOn had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Power tolling contracts through 2023;

•	Bituminous coal purchase contracts through 2020;

•	Natural gas transportation contracts and storage agreements through 2023; and

•	Coal transportation contracts through 2016.

GenOn Americas Generation
As of December 31, 2012, GenOn Americas Generation’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn Americas Generation’s generation assets' forecasted output through 2017.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn Americas Generation’s generation assets through 2015.
Also, as of December 31, 2012, GenOn Americas Generation had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Power tolling contracts through 2014;

•	Natural gas transportation contracts and storage agreements through 2023; and

•	Coal transportation contracts through 2016.
GenOn Mid-Atlantic
As of December 31, 2012, GenOn Mid-Atlantic’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn Mid-Atlantic’s generation assets' forecasted output through 2017.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn Mid-Atlantic’s generation assets through 2015.

Also, as of December 31, 2012, GenOn Mid-Atlantic had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Natural gas transportation contracts and storage agreements through 2023; and

•	Coal transportation contracts through 2016.
Interest Rate Swaps (GenOn)
In 2010, GenOn Marsh Landing entered into interest rate protection agreements (interest rate swaps) in connection with its project financing, which have been designated as cash flow hedges. GenOn Marsh Landing entered into the interest rate swaps to reduce the risks with respect to the variability of the interest rates for the term loans. As of December 31, 2012, the maximum length of time GenOn is hedging its exposure to the variability in future cash flows that may result from changes in interest rates is 11 years.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of December 31, 2012, and December 31, 2011. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
		As of December 31, 2012	As of December 31, 2011	As of December 31, 2012	As of December 31, 2011	As of December 31, 2012	As of December 31, 2011
		(In millions)	(In millions)	(In millions)	(In millions)	(In millions)	(In millions)
Commodity	Units
Coal	Short Ton	5	6	4	4	4	4
Natural Gas	MMBtu	(194)	(182)	(150)	(167)	(150)	(172)
Power	MWh	(43)	(38)	(22)	(19)	(22)	(20)
Interest	Dollars	$475	$475	$—	$—	$—	$—

Fair Value of Derivative Instruments
The Registrants have elected to disclose derivative assets and liabilities on a trade-by-trade basis and do not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Registrants’ derivative assets or liabilities are recorded on a separate line item on the balance sheet. The Registrants have chosen not to offset positions as permitted in ASC 815. As of December 31, 2012, GenOn recorded $148 million of cash collateral paid and $140 million of cash collateral received on its balance sheet. As of December 31, 2012, GenOn Americas Generation recorded $91 million of cash collateral paid and $140 million of cash collateral received on its balance sheet. As of December 31, 2012, GenOn Mid-Atlantic had no outstanding cash collateral paid and $57 million of cash collateral received on its balance sheet.

The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	Successor	Predecessor	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)	(In millions)	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$(9)	$(1)
Interest rate contracts long-term	—	—	(41)	(31)
Total Derivatives Designated as Cash Flow Hedges	—	—	(50)	(32)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	604	999	(236)	(719)
Commodity contracts long-term	512	733	(83)	(100)
Total Derivatives Not Designated as Cash Flow Hedges	1,116	1,732	(319)	(819)
Total Derivatives	$1,116	$1,732	$(369)	$(851)
GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	Successor	Predecessor	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)	(In millions)	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$656	$1,021	$(362)	$(776)
Commodity contracts long-term	536	760	(133)	(189)
Total Derivatives Not Designated as Cash Flow Hedges	$1,192	$1,781	$(495)	$(965)
GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	Successor	Predecessor	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)	(In millions)	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$394	$399	$(100)	$(168)
Commodity contracts long-term	455	631	(55)	(68)
Total Derivatives Not Designated as Cash Flow Hedges	$849	$1,030	$(155)	$(236)

Accumulated Other Comprehensive Loss (GenOn)
The following table summarize the effects on GenOn's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax of $0:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011		2010
	(In millions)	(In millions)
Accumulated OCI balance, beginning of period	$—	$(34)	$21		$—
Recognized in OCI on interest rate derivatives	1	(16)	(55)		21
Reclassified from accumulated OCI into earnings(a)(b)	—	(2)	—		—
Accumulated OCI balance, end of period	$1	$(52)	$(34)		$21
Valuation adjustments	$—	$—	$4	(c)	$(2)	(c)

(a)	Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded in interest expense.

(b)
All of the forecasted transactions (future interest payments) were deemed probable of occurring; therefore, no cash flow hedges were discontinued and no amount was recognized in GenOn’s results of operations as a result of discontinued cash flow hedges.

(c)	Represents the default risk of the counterparties to these transactions and GenOn’s own non‑performance risk. The effect of these valuation adjustments is recorded in interest expense.
Because a significant portion of the interest expense incurred by GenOn Marsh Landing during construction will be capitalized, amounts included in accumulated other comprehensive loss associated with construction period interest payments will be reclassified to property, plant and equipment and depreciated over the expected useful life of the Marsh Landing generating facility once it commences commercial operations in mid‑2013. Actual amounts reclassified into earnings could vary from the amounts currently recorded as a result of future changes in interest rates.
Impact of Derivative Instruments on the Statement of Operations
Unrealized gains and losses associated with changes in the fair value of derivative instruments not accounted for as cash flow hedges are reflected in current period earnings.
The following tables summarize the pre-tax effects of economic hedges that have not been designated as cash flow hedges and trading activity on the Registrants’ statements of operations. These amounts are included within operating revenues and cost of operations.

GenOn

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$(4)	$(307)	$(243)	$(338)
Net unrealized (losses)/gains on open positions related to economic hedges	(5)	166	465	301
Total unrealized mark-to-market gains/(losses) for economic hedging activities	(9)	(141)	222	(37)
Reversal of previously recognized unrealized losses/(gains) on settled positions related to trading activity	(4)	(8)	6	(50)
Net unrealized gains/(losses) on open positions related to trading activity	—	6	(4)	45
Total unrealized mark-to-market gains/(losses) for trading activity	(4)	(2)	2	(5)
Total unrealized gains/(losses)	$(13)	$(143)	$224	$(42)

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Revenue from operations — energy commodities	$(20)	$(159)	$227	$45
Cost of operations	7	16	(3)	(87)
Total impact to statement of operations	$(13)	$(143)	$224	$(42)
 GenOn Americas Generation

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$(2)	$(241)	$(220)	$(338)
Net unrealized (losses)/gains on open positions related to economic hedges	(6)	109	356	326
Total unrealized mark-to-market gains/(losses) for economic hedging activities	(8)	(132)	136	(12)
Reversal of previously recognized unrealized losses/(gains) on settled positions related to trading activity	(4)	(8)	6	(50)
Net unrealized gains/(losses) on open positions related to trading activity	—	6	(4)	45
Total unrealized mark-to-market gains/(losses) for trading activity	(4)	(2)	2	(5)
Total unrealized gains/(losses)	$(12)	$(134)	$138	$(17)

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Revenue from operations — energy commodities	$(16)	$(153)	$140	$72
Cost of operations	4	19	(2)	(89)
Total impact to statement of operations	$(12)	$(134)	$138	$(17)
GenOn Mid-Atlantic

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$(2)	$(246)	$(215)	$(319)
Net unrealized (losses)/gains on open positions related to economic hedges	(5)	131	335	326
Total unrealized gains/(losses)	$(7)	$(115)	$120	$7

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Revenue from operations — energy commodities	$(12)	$(120)	$119	$80
Cost of operations	5	5	1	(73)
Total impact to statement of operations	$(7)	$(115)	$120	$7
Credit Risk Related Contingent Features (GenOn and GenOn Americas Generation)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of December 31, 2012, was $5 million for GenOn and GenOn Americas Generation. The collateral required for contracts with credit rating contingent features that are in a net liability position as of December 31, 2012, was $3 million for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which is approximately $1 million as of December 31, 2012. At December 31, 2012, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 7 — Inventory (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

Inventory consisted of:

GenOn

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
Fuel oil	$120	$108
Coal	170	229
Natural gas	1	1
Spare parts	157	201
Purchased emissions allowances (a)	—	19
Other	2	5
Total Inventory	$450	$563

(a)	Effective with the NRG Merger, GenOn classifies purchased emission allowances in intangible assets.

GenOn Americas Generation

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
Fuel oil	$91	$68
Coal	77	92
Natural gas	1	1
Spare parts	70	74
Purchased emissions allowances (a)	—	19
Other	—	3
Total Inventory	$239	$257

(a)	Effective with the NRG Merger, GenOn Americas Generation classifies purchased emission allowances in intangible assets.

GenOn Mid-Atlantic

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
Fuel oil	$23	$20
Coal	77	92
Spare parts	50	52
Other	—	3
Total Inventory	$150	$167

Note 8 — Property, Plant, and Equipment (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

Major classes of property, plant, and equipment were as follows:

GenOn

	Successor	Predecessor	Successor
	As of December 31, 2012	As of December 31, 2011	Depreciable Lives
	(In millions)	(In millions)
Facilities and equipment	$3,086	$6,648	3 - 34 Years
Land and improvements	152	194
Office furnishings and equipment	83	114	2 -19 Years
Construction in progress	634	395
Total property, plant and equipment	3,955	7,351
Accumulated depreciation	(9)	(1,160)
Net property, plant and equipment	$3,946	$6,191

GenOn Americas Generation

	Successor	Predecessor	Successor
	As of December 31, 2012	As of December 31, 2011	Depreciable Lives
	(In millions)	(In millions)
Facilities and equipment	$1,261	$3,759	5 - 34 Years
Land and improvements	40	46
Office furnishings and equipment	12	13	2 -12 Years
Construction in progress	18	76
Total property, plant and equipment	1,331	3,894
Accumulated depreciation	(4)	(960)
Net property, plant and equipment	$1,327	$2,934

GenOn Mid-Atlantic

	Successor	Predecessor	Successor
	As of December 31, 2012	As of December 31, 2011	Depreciable Lives
	(In millions)	(In millions)
Facilities and equipment	$1,181	$2,965	5 - 34 Years
Land and improvements	22	19
Office furnishings and equipment	7	6	2 -12 Years
Construction in progress	14	64
Total property, plant and equipment	1,224	3,054
Accumulated depreciation	(4)	(610)
Net property, plant and equipment	$1,220	$2,444

Note 9 — Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Facilities Announced for Deactivation Due to Returns on Investment (GenOn)
The Registrants are subject to extensive environmental regulation by federal, state and local authorities under a variety of statutes, regulations and permits that address discharges into the air, water and soil, and the proper handling of solid, hazardous and toxic materials and waste. Complying with increasingly stringent environmental requirements involves significant capital and operating expenses. To the extent forecasted returns on investments necessary to comply with environmental regulations are insufficient for a particular facility, the Registrants plan to deactivate that facility. In determining the forecasted returns on investments, the Registrants factor in forecasted energy and capacity prices, expected capital expenditures, operating costs, property taxes and other factors. GenOn deactivated the following coal-fired units at the referenced times: Elrama units 1-3 (290 MW) June 2012, Niles unit 2 (110 MW) June 2012, Elrama unit 4 (170 MW) October 2012 and Niles unit 1 (110 MW) October 2012. The Registrants expect to deactivate the following generating capacity, primarily coal-fired units, at the referenced times: Portland (400 MW) January 2015, Avon Lake (730 MW) April 2015, New Castle (330 MW) April 2015, Titus (245 MW) April 2015, Shawville (600 MW) place in long-term protective layup in April 2015, Gilbert (190 MW) May 2015, Glen Gardner (160 MW) May 2015 and Werner (210 MW) May 2015.
Potomac River Generating Facility
During 2011, GenOn Mid-Atlantic entered into an agreement with the City of Alexandria, Virginia to remove permanently from service its 480 MW Potomac River generating facility. The agreement, which amends the Project Schedule and Agreement, dated July 2008 with the City of Alexandria, provides for the retirement of the Potomac River generating facility on October 1, 2012, subject to the determination of PJM that the retirement of the facility will not affect reliability and the consent of Potomac Electric Power Company. PJM made the necessary determination and in June 2012 Potomac Electric Power Company gave its consent. As a result, the Potomac River generating facility was retired in October 2012. Upon retirement of the Potomac River generating facility, all funds in the escrow account ($32 million) established under the July 2008 agreement were distributed to GenOn Mid-Atlantic in October 2012. GenOn Mid-Atlantic therefore reversed $32 million of the previously recorded obligation under the 2008 agreement with the City of Alexandria as a reduction in cost of operations during the period from January 1, 2012 through December 14, 2012.
Contra Costa Generating Facility (GenOn and GenOn Americas Generation)
GenOn Americas Generation entered into an agreement with PG&E in September 2009 for 675 MW at Contra Costa for the period from November 2011 through April 2013. At the end of the agreement, and subject to any necessary regulatory approvals, GenOn Americas Generation has agreed to retire the Contra Costa facility.
Expenses, Property, Plant and Equipment, and Materials and Supplies Inventory Related to Deactivations
In connection with the decision to deactivate the generating facilities, the Registrants evaluated their spare parts inventory and determined that there was excess inventory. GenOn, GenOn Americas Generation and GenOn Mid-Atlantic established a reserve of $35 million, $6 million and $4 million, respectively, recorded to operations and maintenance expense during the first quarter of 2012 relating to their excess inventory. In addition to the excess spare parts inventory reserve recorded in the first quarter of 2012, GenOn, GenOn Americas Generation and GenOn Mid-Atlantic incurred $18 million, $10 million and $9 million, respectively, during the period from January 1, 2012 through December 14, 2012 for costs to deactivate generating facilities, which is included in cost of operations. During the period from December 15, 2012 through December 31, 2012, GenOn, GenOn Americas Generation and GenOn Mid-Atlantic incurred $1 million, $1 million and $1 million, respectively, for these costs. At December 31, 2012, the aggregate carrying value of property, plant and equipment, net and spare parts for the generating facilities with an aggregate of 3,540 MW, and are expected to be deactivated in 2013, 2014 or 2015, was $115 million and $17 million, respectively, for GenOn.
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

Note 10 — Intangible Assets (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

The Registrants’ intangible assets are primarily comprised of the following:

•
Acquired contracts — At December 31, 2011, these represented contracts acquired in connection with the Mirant/RRI Merger (with positive fair values), which primarily consisted of certain long-term natural gas transportation and storage contracts and coal contracts. These acquired contracts were amortized to cost of operations over their contractual lives. As a result of the NRG Merger, these balances resulted in negative fair values that were pushed down to the Registrants as out-of-market contracts. See Out-of-market contracts discussion below.

•
Emission allowances — At December 31, 2011, these represented SO2 emission allowances granted for the GenOn Mid-Atlantic generating facilities. See Note 11, Impairments, for discussion of the impairment of excess emission allowances during 2011. Effective with the NRG Merger, the Registrants classify purchased emission allowances in intangible assets. For GenOn and GenOn Americas Generation, purchased emission allowances consist of CO2 emission credits for compliance with the RGGI. At December 31, 2012, the balance primarily consists of RGGI emission credits. These emission allowances are held-for-use with SO2 allowances amortized on a straight-line basis to depreciation and amortization and RGGI credits amortized based on units of production to cost of operations.

•
Trading rights (GenOn and GenOn Americas Generation) — At December 31, 2011, these were intangible assets recognized in connection with assets purchased by GenOn Americas Generation and represented GenOn Americas Generation’s ability to generate additional cash flows by incorporating its trading activities with the acquired generating facilities. Trading rights were amortized to depreciation and amortization on a straight-line basis. Effective with the NRG Merger, these balances were eliminated from intangible assets and incorporated into the fair value calculation of the respective generating facility.

•
Development rights — At December 31, 2011, these represented the right to expand capacity at certain acquired generating facilities. The existing infrastructure, including storage facilities, transmission interconnections and fuel delivery systems, and contractual rights acquired, provided the opportunity to expand or repower certain generating facilities. Development rights were amortized to depreciation and amortization on a straight-line basis. Effective with the NRG Merger, these balances were eliminated from intangible assets and incorporated into the fair value calculation of the respective generating facility.

The following tables summarize the components of the Registrants’ intangible assets:

GenOn

	Successor				Predecessor
	As of December 31, 2012				As of December 31, 2011
	Gross Carrying Amount		Accumulated Amortization		Gross Carrying Amount		Accumulated Amortization
	(In millions)				(In millions)
Acquired contracts	$—		$—		$33		$(16)
Emission allowances	69	(a)	(1)	(a)	19	(b)	(7)	(b)
Trading rights	—		—		15		(8)
Development rights	—		—		13		(3)
Other	—		—		4		(2)
Total intangible assets	$69		$(1)		$84		$(36)

(a)
Effective with the NRG Merger, GenOn classifies purchased emission allowances in intangible assets. Prior to December 15, 2012, GenOn purchased $16 million of emission allowances, which were received during the period from December 15, 2012 to December 31, 2012 and recorded to intangible assets.

(b)	During 2011, GenOn recorded a $75 million impairment charge on emissions allowances recorded in intangible assets.

GenOn Americas Generation

	Successor				Predecessor
	As of December 31, 2012				As of December 31, 2011
	Gross Carrying Amount		Accumulated Amortization		Gross Carrying Amount		Accumulated Amortization
	(In millions)				(In millions)
Emission allowances	$67	(a)	$(1)	(a)	$11	(b)	$(3)	(b)
Trading rights	—		—		15		(8)
Development rights	—		—		13		(3)
Other	—		—		5		(2)
Total intangible assets	$67		$(1)		$44		$(16)

(a)
Effective with the NRG Merger, GenOn Americas Generation classifies purchased emission allowances in intangible assets. Prior to December 15, 2012, GenOn Americas Generation purchased $16 million of emission allowances, which were received during the period from December 15, 2012 to December 31, 2012 and recorded to intangible assets.

(b)	During 2011, GenOn Americas Generation recorded a $70 million impairment charge on emission allowances recorded in intangible assets.

GenOn Mid-Atlantic

	Successor		Predecessor
	As of December 31, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization
	(In millions)		(In millions)
Emission allowances	$1	$—	$10	(a)	$(2)	(a)
Development rights	—	—	6		—
Other	—	—	4		(2)
Total intangible assets	$1	$—	$20		$(4)

(a)	During 2011, GenOn Mid-Atlantic recorded a $56 million impairment charge on emission allowances recorded in intangible assets.

The following tables present the Registrants’ amortization of intangible assets for each of the past three years:

GenOn

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Acquired contracts	$—	$2	$9	$7
Emission allowances	1	—	9	5
Trading rights	—	2	2	2
Development rights	—	1	1	2
Other	—	—	2	3
Total amortization	$1	$5	$23	$19

GenOn Americas Generation

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Emission allowances	$1	$—	$4	$5
Trading rights	—	2	2	2
Development rights	—	1	1	2
Other	—	—	2	—
Total amortization	$1	$3	$9	$9

GenOn Mid-Atlantic

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Emission allowances	$—	$—	$3	$4
Development rights	—	—	—	2
Other	—	—	2	—
Total amortization	$—	$—	$5	$6
The following table presents estimated amortization of the Registrants’ intangible assets for each of the next five years:

GenOn

Emission Allowances
(In millions)
2013	$28
2014	23
2015	12
2016	5
2017	—

GenOn Americas Generation

Emission Allowances
(In millions)
2013	$27
2014	23
2015	12
2016	4
2017	—

The following table presents the weighted average remaining amortization period related to the Registrants’ intangible assets as of December 31, 2012:

Emission Allowances
(In years)
GenOn	3
GenOn Americas Generation	3
GenOn Mid-Atlantic	12

Out-of-market contracts — As a result of the Mirant/RRI Merger, GenOn acquired out-of-market contracts (acquired contracts with negative fair values) related to certain long-term tolling contracts, long-term natural gas transportation and storage contracts, coal contracts and REMA leases. These out-of-market contracts were amortized to operating revenues and cost of operations, as applicable, based on the nature of the contracts and over their contractual lives. For the period from January 1, 2012 to December 14, 2012 and for the years ended December 31, 2011 and December 31, 2010, amortization of out-of-market contracts was $67 million, $45 million and $3 million, respectively. In connection with the NRG Merger, acquired out-of-market contracts were pushed down to the Registrants, as applicable, and primarily relate to GenOn Mid-Atlantic and REMA leases and long-term natural gas transportation and storage contracts. These out-of-market contracts are amortized to operating revenues and cost of operations, as applicable, based on the nature of the contracts and over their contractual lives. For the period from December 15, 2012 to December 31, 2012, amortization of out-of-market contracts was $2 million, $1 million and $1 million for GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, respectively. Out-of-market contracts are classified as non-current liabilities on the Registrants’ respective balance sheets.

The following table summarizes the estimated amortization related to the Registrants’ out-of-market contracts:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
2013	$72	$23	$23
2014	71	23	23
2015	72	23	23
2016	77	23	23
2017	73	23	23

Note 11 — Impairments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

2012 Impairments

Long-Lived Assets Impairments (GenOn)

On July 20, 2012, GenOn entered into the NRG Merger Agreement with NRG Energy and a direct wholly-owned subsidiary of NRG. GenOn viewed the execution of the NRG Merger Agreement as a triggering event under accounting guidance and evaluated its long-lived assets for impairment.
For purposes of impairment testing, a long-lived asset must be grouped at the lowest level of identifiable cash flows. Each of GenOn’s generating facilities is viewed as an individual asset group. Upon completion of the assessment, GenOn determined that the Portland and Titus generating facilities were impaired as of September 30, 2012, as the carrying values exceeded the undiscounted cash flows
GenOn’s review of the long-lived assets included assumptions about the following: (a) electricity, fuel and emissions prices, (b) capacity prices, (c) impact of environmental regulations, including costs of CO2 allowances under a potential cap-and-trade program, (d) timing and extent of generating capacity additions and retirements and (e) future capital expenditure requirements related to the generating facilities.

GenOn’s assumptions related to future prices of electricity, fuel, emission allowances, and capacity were based on observable market prices to the extent available. Longer term power and capacity prices were derived from proprietary fundamental market modeling and analysis. The long-term capacity prices were based on estimated revenue requirements needed to incentivize new generation when needed to maintain reliability standards. For markets with established capacity markets, such as PJM, these estimates are generally consistent with the current structures. The assumptions regarding electricity demand were based on forecasts available from each ISO or NERC region, as applicable. Assumptions for generating capacity additions and retirements included publicly available announcements, which take into account renewable sources of electricity, as well as the need for capacity to maintain reliability in the longer term. In addition, GenOn previously announced its plans for deactivation of the Portland and Titus generating facilities. See Note 9, Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities.
GenOn recorded impairment losses of $37 million and $10 million during the third quarter of 2012 in the consolidated statement of operations to reduce the carrying values of the Portland and Titus generating facilities, respectively, to their estimated fair values.
The following table sets forth by level within the fair value hierarchy GenOn’s assets that were accounted for at fair value on a non‑recurring basis. All of GenOn’s assets that were measured at fair value as a result of impairment losses were categorized in Level 3 as of September 30, 2012:

	Fair Value as of September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Loss Included in Earnings
	(In millions)
Portland	$—	$—	$17	$17	$37
Titus	—	—	15	15	10
Total	$—	$—	$32	$32	$47

2011 Impairments

Granted Emission Credits

In August 2011, the EPA finalized the CSAPR, which was intended to replace the CAIR starting in 2012. Under the CSAPR program, the EPA established new allowances for all of the new CSAPR programs and did not permit any carryover Acid Rain Program or CAIR allowances into the CSAPR trading programs. As a result, the NOx allowances from the CAIR program would not have been used. Accordingly, the Registrants thought that the CAIR NOx allowances would have no value after 2011. Similarly, the SO2 allowances used for compliance in the CAIR program (which used the already existing Acid Rain Program allowances that would have continued to be usable for compliance with the Acid Rain Program) would not have been usable for compliance with the CSAPR SO2 program and the Registrants thought they would have negligible value after 2011.
As a result of the CSAPR, GenOn, GenOn Americas Generation and GenOn Mid-Atlantic recorded impairment losses of $133 million, $128 million and $94 million, respectively, for the write-off of excess NOx and SO2 emissions allowances during 2011.
As GenOn thought that CAIR NOx emissions allowances of $45 million would have no value after 2011, such allowances were fully impaired. The excess Acid Rain Program SO2 emissions allowances of $91 million were impaired to their estimated fair value of $3 million based on their current market prices obtained from brokers. The excess Acid Rain Program SO2 emission allowances were categorized in Level 3 in the fair value hierarchy.
As GenOn Americas Generation thought that CAIR NOx emission allowances of $43 million would have no value after 2011, such allowances were fully impaired. The excess Acid Rain Program SO2 emission allowances of $86 million were impaired to their estimated fair value of $1 million based on their current market prices obtained from brokers. The excess Acid Rain Program SO2 emission allowances were categorized in Level 3 in the fair value hierarchy.
As GenOn Mid-Atlantic thought that CAIR NOx emission allowances of $43 million would have no value after 2011, such allowances were fully impaired. The excess Acid Rain Program SO2 emission allowances of $52 million were impaired to their estimated fair value of $1 million based on their current market prices obtained from brokers. The excess Acid Rain Program SO2 emission allowances were categorized in Level 3 in the fair value hierarchy.

2010 Impairments
Long-Lived Assets Impairments
In December 2010, PJM published an updated load forecast, which depicted a decrease in the expected demand because of lower economic growth expectations. As a result of the load forecast, the Registrants' expectation was that there would be a decrease in the clearing prices for future capacity auctions in certain years. As a result of the decrease in projected capacity revenue, the Registrants evaluated GenOn Mid-Atlantic's long‑lived assets for impairment.
The Registrants' assumptions related to future electricity and fuel prices were based on observable market prices to the extent available and long-term prices derived from proprietary fundamental market modeling. The assumptions regarding electricity demand were based on forecasts from PJM and assumptions for generating capacity additions and retirements included publicly‑announced projects, which take into account renewable sources of electricity.
GenOn and GenOn Americas Generation recorded impairment losses of $523 million and $42 million on the consolidated statements of operations to reduce the carrying values of the Dickerson and Potomac River generating facilities, respectively, to their estimated fair values. GenOn Mid-Atlantic recorded impairment losses of $497 million and $40 million on the consolidated statement of operations to reduce the carrying values of the Dickerson and Potomac River generating facilities, respectively, to their estimated fair values. In addition, as a result of the impairment of the Potomac River generating facility, the Registrants recorded $32 million in cost of operations and corresponding liabilities associated with GenOn Mid-Atlantic's commitment at the time to reduce particulate emissions as part of the agreement with the City of Alexandria, Virginia. The planned capital investment would not have been recovered in future periods based on the projected cash flows of the Potomac River generating facility. See Note 9, Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities.
Goodwill Impairment (GenOn Mid-Atlantic)
GenOn Mid‑Atlantic performed its annual test for goodwill impairment effective October 31, 2010. GenOn Mid‑Atlantic utilized multiple valuation approaches in arriving at a fair value of GenOn Mid‑Atlantic's reporting unit for purposes of the test, including an income approach involving discounted cash flows and a market approach involving trading multiples of peer companies. The annual evaluation of goodwill for 2010 indicated that the carrying value of the reporting unit exceeded the fair value, requiring the second step of the goodwill analysis to be performed.
GenOn Mid‑Atlantic then performed the second step of the goodwill impairment test, which required an allocation of the fair value as the purchase price in a hypothetical acquisition of the reporting unit. The fair value of the reporting unit was compared to the fair value of the tangible and intangible assets and the remaining value was the implied goodwill. For 2010, as a result of this analysis, GenOn Mid‑Atlantic recorded an impairment loss of $616 million on its consolidated statement of operations to reduce the carrying value of goodwill to its implied fair value, which was zero. Goodwill was recorded at GenOn Mid-Atlantic on its standalone balance sheet. The goodwill did not exist at GenOn Americas Generation's balance sheet. As such, the goodwill impairment loss and related goodwill balance were eliminated upon consolidation at GenOn North America.
GenOn Mid‑Atlantic's assumptions related to future electricity and fuel prices were based on observable market prices to the extent available and long-term prices derived from proprietary fundamental market modeling. The assumptions regarding electricity demand were based on forecasts from PJM and assumptions for generating capacity additions and retirements included publicly-announced projects, which take into account renewable sources of electricity.
GenOn Mid-Atlantic's estimates of future cash flows did not include contracts entered into to hedge economically the expected generation of GenOn Mid‑Atlantic's generating facilities. The cash flows related to these contracts were excluded because they were not directly attributable to the generating facilities.

Note 12 — Debt and Capital Leases (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

Long-term debt and capital leases consisted of the following:

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011	Interest Rate
	(In millions, except rates)	(In millions, except rates)
GenOn Mid-Atlantic:
Chalk Point capital lease, due 2015	$14	$18	8.190
Subtotal GenOn Mid-Atlantic	14	18
GenOn Americas Generation:
Senior unsecured notes, due 2021	450	450	8.500
Senior unsecured notes, due 2031	400	400	9.125
Adjustments to fair value of debt (a)	96	—
Unamortized debt discounts (b)	—	(2)
Subtotal GenOn Americas Generation (c)	960	866
GenOn Energy:
Senior unsecured notes, due 2014	575	575	7.625
Senior unsecured notes, due 2017	725	725	7.875
Senior unsecured notes, due 2018	675	675	9.500
Senior unsecured notes, due 2020	550	550	9.875
Capital leases	—	1	7.375
Adjustments to fair value of debt (a)	324	(32)
Unamortized debt discounts (b)	—	(20)
Subtotal GenOn Energy	2,849	2,474
GenOn Americas:
Senior secured term loan, due 2017	—	691	6.000
Unamortized debt discounts (b)	—	(6)
Subtotal GenOn Americas	—	685
GenOn Marsh Landing:
Senior secured term loan, due 2017	121	33	L+2.50	(d)
Senior secured term loan, due 2023	269	74	L+2.75	(d)
Subtotal GenOn Marsh Landing	390	107
Subtotal	4,199	4,132
Less current maturities	32	10
Total long-term debt and capital leases	$4,167	$4,122

(a)
As of December 31, 2012, adjustments to fair value of debt represent adjustments recorded in connection with the NRG Merger. As of December 31, 2011, adjustments to fair value of debt represent adjustments recorded in connection with the Mirant/RRI Merger which were eliminated in conjunction with pushdown accounting for the NRG Merger.

(b)	Unamortized debt discounts were eliminated in conjunction with pushdown accounting for the NRG Merger.
(c) This amount includes the GenOn Mid-Atlantic capital lease.

(d)	L+ equals LIBOR plus x%.

Long-term debt includes the following premiums/(discounts):

	Successor	Predecessor
	As of December 31, 2012 (a)	As of December 31, 2011
	(In millions)	(In millions)
GenOn Americas Generation:
Senior unsecured notes, due 2021	$59	$—
Senior unsecured notes, due 2031	37	(2)
GenOn Energy:
Senior unsecured notes, due 2014	42	5	(b)
Senior unsecured notes, due 2017	75	(37)	(b)
Senior unsecured notes, due 2018	126	(8)
Senior unsecured notes, due 2020	81	(12)
GenOn Americas:
Senior secured notes, due 2017	—	(6)
Total premium/(discount)	$420	$(60)

(a)	As of December 31, 2012, adjustments to fair value of debt represent adjustments recorded in connection with the NRG Merger.

(b)
As of December 31, 2011, adjustments to fair value of debt represent adjustments recorded in connection with the Mirant/RRI Merger, which were eliminated in conjunction with pushdown accounting for the NRG Merger.

GenOn Energy (GenOn)

Senior Secured Term Loan Facility and Revolving Credit Facility. In connection with the NRG Merger, the senior secured term loan was paid off and the revolving credit facility was terminated. See Note 19, Related Party Transactions, for discussion of GenOn's credit agreement with NRG.

Under the senior notes and the related indentures, the senior notes are the sole obligation of GenOn and are not guaranteed by any subsidiary or affiliate of GenOn. The senior notes are senior unsecured obligations of GenOn having no recourse to any subsidiary or affiliate of GenOn. The senior notes restrict the ability of GenOn and its subsidiaries to encumber their assets.
Senior Unsecured Notes, Due 2018 and 2020. The senior notes and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends and purchases of capital stock. At December 31, 2012, GenOn did not meet the consolidated debt ratio component of the restricted payments test and, therefore, the ability of GenOn to make restricted payments is limited to specified exclusions from the covenant, including up to $250 million of such restricted payments. The senior notes are subject to acceleration of GenOn’s obligations thereunder upon the occurrence of certain events of default, including: (a) default in interest payment for 30 days, (b) default in the payment of principal or premium, if any, (c) failure after 90 days of specified notice to comply with any other agreements in the indenture, (d) certain cross-acceleration events, (e) failure by GenOn or its significant subsidiaries to pay certain final and non‑appealable judgments after 90 days and (f) certain events of bankruptcy and insolvency.
The senior notes due 2018 and 2020 were recorded at their fair values of $802 million and $632 million, respectively, on the NRG Merger date. The $127 million and $82 million premiums, respectively, are being amortized to interest expense over the life of the related notes.
Prior to October 15, 2018, GenOn may redeem the senior notes due 2018, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium and accrued and unpaid interest. The premium is the greater of: (i) 1% of the principal amount of the notes; or (ii) the excess of the following: the present value of 100% of the note, plus interest payments due on the note through maturity, discounted at a Treasury rate plus 0.50% over the principal amount of the note.

Prior to October 15, 2015, GenOn may redeem the senior notes due 2020, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a premium and accrued and unpaid interest. The premium is the greater of: (i) 1% of the principal amount of the notes; or (ii) the excess of the following: the present value of 100% of the note, plus interest payments due on the note through maturity, discounted at a Treasury rate plus 0.50% over the principal amount of the note. In addition, on or after October 15, 2015, GenOn may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed to the first applicable redemption rate:

Redemption Period	Redemption Percentage
October 15, 2015 to October 14, 2016	104.938%
October 15, 2016 to October 14, 2017	103.292%
October 15, 2017 to October 14, 2018	101.646%
October 15, 2018 and thereafter	100.000%
Senior Unsecured Notes, Due 2014 and 2017. The senior notes due 2014 and 2017 of GenOn were recorded at their fair values of $618 million and $800 million, respectively, on the NRG Merger date. The $43 million and $75 million premiums, respectively, are being amortized to interest expense over the life of the related notes.
Prior to maturity, GenOn may redeem all or a part of the senior notes due 2014 and 2017 at a redemption price equal to 100% of the notes plus a premium and accrued and unpaid interest. The premium is the greater of: (i) 1% of the principal amount of the notes; or (ii) the excess of the following: the present value of 100% of the note, plus interest payments due on the note through maturity, discounted at a Treasury rate plus 0.50% over the principal amount of the note.
GenOn Americas Generation (GenOn and GenOn Americas Generation)
Senior Unsecured Notes. The senior notes due 2021 and 2031 are senior unsecured obligations of GenOn Americas Generation having no recourse to any subsidiary or affiliate of GenOn Americas Generation. The senior notes due 2021 and 2031 of GenOn Americas Generation were recorded at their fair values of $510 million and $437 million, respectively, on the NRG Merger date. The $60 million and $37 million premiums, respectively, are being amortized to interest expense over the life of the related notes.
Prior to maturity, GenOn Americas Generation may redeem all or a part of the senior notes due 2021 and 2031 at a redemption price equal to 100% of the notes plus a premium and accrued and unpaid interest. The premium is the greater of: (i) the discounted present value of the then-remaining scheduled payments of principal and interest on the outstanding notes, discounted at a Treasury rate plus 0.375%, less the unpaid principal amount; and (ii) zero.
GenOn Marsh Landing (GenOn)
Credit Facility. In October 2010, GenOn Marsh Landing entered into a credit agreement for up to approximately $650 million of commitments to provide construction and permanent financing for the Marsh Landing generating facility. The credit facility consists of a $155 million tranche A senior secured term loan facility, due 2017, a $345 million tranche B senior secured term loan facility, due 2023, a $50 million senior secured letter of credit facility to support GenOn Marsh Landing’s debt service reserve requirements and a $100 million senior secured letter of credit facility to support GenOn Marsh Landing’s collateral requirements under its PPA with PG&E. Prior to the commercial operation date of the project, the collateral requirements under the PPA and construction contracts are being met by a $165 million cash collateralized letter of credit facility entered into by GenOn Energy Holdings on behalf of GenOn Marsh Landing in September 2010. As of December 31, 2012 and 2011, $80 million and $131 million, respectively, of cash collateral was posted by GenOn Energy Holdings in support of the Marsh Landing project. At or near the commercial operation date of the project, the GenOn Energy Holdings cash collateralized letter of credit facility will terminate. During the second quarter of 2011, GenOn Energy Holdings satisfied the required initial equity contributions of $147 million and GenOn Marsh Landing began borrowing under its credit facility.

The term loans are to be fully amortized by their maturity dates. The tranche A term loan matures on December 31, 2017 and the tranche B term loan matures on the date that is the earlier of the last day of the first fiscal quarter following the tenth anniversary of the conversion of the credit facility from a construction facility to a permanent facility upon commercial operation of the Marsh Landing project and December 31, 2023. The expiry date of the letters of credit is December 31, 2017. Interest on the tranche A term loan is based on a base rate or a LIBOR rate plus an initial applicable margin of 1.5% for base rate loans and 2.5% for LIBOR loans (with such margin increasing 0.25% every three years). Interest on the tranche B term loan is based on a base rate or a LIBOR rate plus an initial applicable margin of 1.75% for base rate loans and 2.75% for LIBOR loans (with such margin increasing 0.25% every three years). Fees on lenders’ exposure under the letters of credit accrue at a rate equal to the applicable margin payable on the tranche A term loan that are based on the LIBOR rate. An undrawn commitment fee applies at a rate of 0.75%. GenOn Marsh Landing entered into interest rate protection agreements (interest rate swaps) in connection with its project financing. See Note 6, Accounting for Derivative Instruments and Hedging Activities.
Loans under the credit facility will be subject to mandatory prepayment upon the occurrence of certain events, including an event of damage or an event of taking, the receipt of the proceeds of any claim under any document executed in connection with the Marsh Landing project and any amounts payable as a result of termination of the PPA. The credit facility includes customary affirmative and negative covenants and events of default. Negative covenants include limitations on additional debt, liens, negative pledges, investments, distributions, business activities, stock repurchases, asset dispositions, accounting changes, change orders and affiliate transactions. Events of default include non-performance of covenants, breach of representations, cross‑acceleration of other material indebtedness, bankruptcy and insolvency, undischarged material judgments, a change in control and a failure to achieve commercial operation of the Marsh Landing project by December 31, 2013.
Capital Leases (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Capital leases include a lease at GenOn Mid-Atlantic’s Chalk Point generating facility for an 80 MW peaking unit. The annual principal payments under this lease are $4 million in 2013 and $5 million in 2014 and 2015.
Restricted Net Assets (GenOn and GenOn Americas Generation)
GenOn and GenOn Americas Generation and certain of their subsidiaries are holding companies and, as a result, GenOn and GenOn Americas Generation and such subsidiaries are dependent upon dividends, distributions and other payments from their respective subsidiaries to generate the funds necessary to meet their obligations. In particular, a substantial portion of the cash from GenOn’s and GenOn Americas Generation’s operations is generated by GenOn Mid‑Atlantic. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of their debt or other agreements, including the operating leases of GenOn Mid‑Atlantic for GenOn and GenOn Americas Generation and REMA for GenOn. Under their respective operating leases, GenOn Mid‑Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the respective operating leases or if the respective restricted payment tests are not satisfied, GenOn Mid‑Atlantic and REMA would not be able to distribute cash. At December 31, 2012, GenOn Mid‑Atlantic satisfied the restricted payments tests. At December 31, 2012, REMA did not satisfy the restricted payments test.
Pursuant to the terms of their respective lease and debt documents, GenOn Mid‑Atlantic, REMA and GenOn Marsh Landing are restricted from, among other actions, (a) encumbering assets, (b) entering into business combinations or divesting assets, (c) incurring additional debt, (d) entering into transactions with affiliates on other than an arm’s length basis or (e) materially changing their business. Therefore, at December 31, 2012, all of GenOn Mid‑Atlantic’s, REMA’s and GenOn Marsh Landing’s net assets (excluding cash) were deemed restricted for purposes of Rule 4‑08(e)(3)(iii) of Regulation S‑X.
The amounts of restricted net assets were as follows:

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
GenOn Mid-Atlantic	$1,391	$3,859
Total GenOn Americas Generation restricted net assets	1,391	3,859
REMA	50	534
GenOn Marsh Landing	66	107
Total GenOn restricted net assets	$1,507	$4,500

Consolidated Annual Maturities (GenOn and GenOn Americas Generation)

Annual payments based on the maturities of GenOn's debt for the years ending after December 31, 2012 are as follows:

	(In millions)
2013	$32
2014	622
2015	48
2016	41
2017	742
Thereafter	2,294
Total	$3,779	(a)
(a) Includes $390 million outstanding at December 31, 2012 under the $500 million GenOn Marsh Landing senior secured term loan facility. However, the balance outstanding on the commercial operation date will be fully amortized by the maturity dates in accordance with the GenOn Marsh Landing credit agreement repayment schedules, with such amortization commencing one quarter following the commercial operation of the Marsh Landing generating facility, expected in mid-2013.

Annual payments based on the maturities of GenOn Americas Generation's debt for the years ending after December 31, 2012 are as follows:

(In millions)
2013	$4
2014	5
2015	5
2016	—
2017	—
Thereafter	850
Total	$864

Note 13 — Asset Retirement Obligations (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

The Registrants' AROs are primarily related to the future dismantlement of equipment on leased property and environmental obligations related to ash disposal, site closures and fuel storage facilities. In addition, the Registrants have also identified conditional AROs for asbestos removal and disposal, which are specific to certain power generation operations.

The following table represents the balance of ARO obligations as of December 31, 2012, December 14, 2012 and December 31, 2011, along with the additions, reductions and accretion related to the Registrants’ ARO obligations for the periods from December 15, 2012 through December 31, 2012 and from January 1, 2012 through December 14, 2012:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
Predecessor
Balance as of December 31, 2011	$132	$57	$18
Revisions in estimates for current obligations	8	—	—
Spending for current obligations and other settlements	(8)	(1)	(1)
Accretion — expense	12	5	2
Balance as of December 14, 2012(a)	$144	$61	$19
Successor
Balance as of December 15, 2012(a)	$175	$72	$25
Balance as of December 31, 2012	$175	$72	$25
(a) As a result of the application of pushdown accounting, the Registrants remeasured their AROs at the time of the NRG Merger.

Note 14 — Benefit Plans and Other Postretirement Benefits (GenOn)

Defined Benefit Plans
GenOn provides pension benefits to eligible non-union and union employees through various defined benefit pension plans. These benefits are based on pay, service history and age at retirement. Most pension benefits are provided through tax-qualified plans that are funded in accordance with the Employee Retirement Income Security Act of 1974 and Internal Revenue Service requirements. Certain executive pension benefits that cannot be provided by the tax-qualified plans are provided through unfunded non-tax-qualified plans. The measurement date for the defined benefit plans was December 31 for all periods presented unless otherwise noted. GenOn also provides certain medical care and life insurance benefits for eligible retired employees. The measurement date for these postretirement benefit plans was December 31 for all periods presented unless otherwise noted.
As a result of the application of pushdown accounting, GenOn’s benefit plan obligations were remeasured at the time of the NRG Merger. See Note 3, NRG Merger.
The net periodic pension cost/credit related to GenOn’s pension and other postretirement benefit plans include the following components:

	Pension Benefits
	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Service cost benefits earned	$1	$12	$12	$8
Interest cost on benefit obligation	1	23	23	18
Expected return on plan assets	(1)	(30)	(29)	(23)
Net reclassifications from accumulated other comprehensive loss(a)	—	9	4	1
Curtailments	—	1	—	—
Special termination benefits	—	1	—	—
Net periodic benefit cost	$1	$16	$10	$4

(a)	Net reclassifications include actuarial loss and prior service cost.

	Other Postretirement Benefits
	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Service cost benefits earned	$—	$1	$1	$1
Interest cost on benefit obligation	—	3	3	2
Net reclassifications from accumulated other comprehensive loss(a)	—	(3)	(4)	(7)
Curtailments	—	1	—	(37)
Plan amendments	—	(3)	—	—
Net periodic benefit credit	$—	$(1)	$—	$(41)

(a)	Net reclassifications include actuarial gain/loss and prior service credit.

A comparison of the pension benefit obligation, other postretirement benefit obligations and related plan assets for GenOn plans on a combined basis is as follows:

	Tax-Qualified Pension Benefits					Non-Tax-Qualified Pension Benefits
	Successor		Predecessor			Successor		Predecessor
	December 15, 2012 through December 31, 2012		January 1, 2012 through December 14, 2012		2011	December 15, 2012 through December 31, 2012		January 1, 2012 through December 14, 2012		2011
	(In millions)		(In millions)			(In millions)		(In millions)
Benefit obligation at beginning of period	$582	(a)	$523		$448	$14	(a)	$10		$10
Service cost	1		12		12	—		—		—
Interest cost	1		22		23	—		1		—
Actuarial loss	1		12		59	—		—		1
Benefit payments	—		(18)		(16)	—		(1)		(1)
Curtailments	—		1		(3)	—		—		—
Special termination benefits	—		1		—	—		—		—
Benefit obligation at end of period	585		553	(a)	523	14		10	(a)	10
Fair value of plan assets at beginning of period	402	(a)	353		359	—		—		—
Actual return on plan assets	4		32		5	—		—		—
Employer contributions	—		20		5	—		1		1
Benefit payments	—		(18)		(16)	—		(1)		(1)
Fair value of plan assets at end of period	406		387	(a)	353	—		—		—
Funded status at end of period — excess of obligation over assets	$(179)		$(166)		$(170)	$(14)		$(10)		$(10)

(a)	As a result of the application of pushdown accounting, GenOn remeasured its pension benefit obligation and related plan assets at the time of the NRG Merger.

	Other Postretirement Benefits
	Successor		Predecessor
	December 15, 2012 through December 31, 2012		January 1, 2012 through December 14, 2012		2011
	(In millions)		(In millions)
Benefit obligation at beginning of period	$87	(a)	$84		$78
Service cost	—		1		1
Interest cost	—		3		3
Participant contributions	—		2		2
Actuarial loss	—		4		7
Benefit payments	—		(7)		(7)
Curtailments	—		1		—
Plan amendments	—		(3)		—
Benefit obligation at end of period	87		85	(a)	84
Fair value of plan assets at beginning of period	—		—		—
Employer contributions	—		5		5
Participant contributions	—		2		2
Benefit payments	—		(7)		(7)
Fair value of plan assets at end of period	—		—		—
Funded status at end of period — excess of obligation over assets	$(87)		$(85)		$(84)

(a)	As a result of the application of pushdown accounting, GenOn remeasured its postretirement benefit obligations at the time of the NRG Merger.

Amounts recognized in GenOn’s balance sheets were as follows:

	As of December 31,
	Tax-Qualified Pension Benefits		Non-Tax-Qualified Pension Benefits		Other Postretirement Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2012	2011	2012	2011	2012	2011
	(In millions)	(In millions)	(In millions)	(In millions)	(In millions)	(In millions)
Current liabilities	$—	$—	$(1)	$(1)	$(6)	$(6)
Non-current liabilities	$(179)	$(170)	$(13)	$(9)	$(81)	$(78)

The accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2012 and 2011 for the tax-qualified defined benefit pension plans. The total accumulated benefit obligation for the tax-qualified plans at December 31, 2012 and 2011 was $543 million and $480 million, respectively.

Amounts recognized in GenOn’s other comprehensive income/loss and accumulated other comprehensive income/loss for the pension and other postretirement benefit plans were as follows:

	Tax-Qualified Pension Benefits		Non-Tax-Qualified Pension Benefits		Other Postretirement Benefits
	Net Actuarial (Loss) Gain	Prior Service Cost	Net Actuarial Loss	Prior Service Cost	Net Actuarial (Loss) Gain	Prior Service Credit
	(In millions)
Predecessor
Balance at December 31, 2010	$(58)	$(3)	$(2)	$(1)	$3	$15
Unrealized loss	(81)	—	(1)	—	(6)	(1)
Reclassification to net periodic benefit cost/credit	3	1	—	—	—	(4)
Total recognized in other comprehensive loss for the period	(78)	1	(1)	—	(6)	(5)
Balance at December 31, 2011	$(136)	$(2)	$(3)	$(1)	$(3)	$10
Unrealized loss	(10)	—	—	—	(4)	—
Reclassification to net periodic benefit cost/credit	8	1	—	—	—	(3)
Total recognized in other comprehensive loss for the period	(2)	1	—	—	(4)	(3)
Balance at December 14, 2012(a)	$(138)	$(1)	$(3)	$(1)	$(7)	$7

Successor
Balance at December 15, 2012(a)	$—	$—	$—	$—	$—	$—
Unrealized gain	1	—	—	—	—	—
Total recognized in other comprehensive income for the period	1	—	—	—	—	—
Balance at December 31, 2012	$1	$—	$—	$—	$—	$—

(a)	As a result of the application of pushdown accounting, the amounts remaining in accumulated other comprehensive loss at the time of the NRG Merger were eliminated.

The total net loss recognized in net periodic benefit cost and other comprehensive income/loss for the pension plans for the period from December 15, 2012 through December 31, 2012, the period from January 1, 2012 through December 14, 2012 and the years ended December 31, 2011 and 2010 was $0, $17 million, $88 million and $3 million, respectively. The total net (gain) loss recognized in net periodic benefit credit and other comprehensive income/loss for the other postretirement benefit plans for the period from December 15, 2012 through December 31, 2012, the period from January 1, 2012 through December 14, 2012 and the years ended December 31, 2011 and 2010 was $0, $6 million, $11 million and $(46) million, respectively.

No unrecognized gain or loss for the pension and other postretirement benefit plans is expected to be amortized from accumulated other comprehensive loss to net period benefit cost/credit during 2013.

Fair Value Hierarchy of Plan Assets
GenOn's market-related value of its plan assets is the fair value of the assets. The fair values of GenOn's pension plan assets by asset category and their level within the fair value hierarchy are as follows:

	Fair Value Measurements as of December 31, 2012
Successor	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In millions)
Asset Categories:
Cash and cash equivalents	$—	$—	$—
Investment Funds:
U.S. equities	26	147	173
Non-U.S. equities	44	74	118
Fixed income securities	32	83	115
Total	$102	$304	$406

	Fair Value Measurements as of December 31, 2011
Predecessor	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In millions)
Asset Categories:
Cash and cash equivalents	$7	$—	$7
Investment Funds:
U.S. equities	23	127	150
Non-U.S. equities	20	74	94
Fixed income securities	30	72	102
Total	$80	$273	$353
In accordance with ASC 820, GenOn determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety. GenOn’s assets are classified within Level 1 and Level 2 of the fair value hierarchy. GenOn’s plan assets classified within Level 1 consist of exchange-traded investment funds with readily observable prices. GenOn’s plan assets classified within Level 2 consist of non-exchange-traded investment funds whose fair values reflect the net asset value of the funds based on the fair value of the fund’s underlying securities. The underlying securities held by these funds are valued using quoted prices in active markets for identical or similar assets. GenOn elected the practical expedient under the accounting guidance to measure the fair value of certain funds that use net asset value per share. Certain investment funds require redemption notification of 30 days or less for which no adjustment was made to their net asset value. There are no investments categorized as Level 3.

Assumptions

The discount rates used at December 31, 2012, December 15, 2012 and December 31, 2011, were determined based on individual bond-matching models comprised of portfolios of high quality corporate bonds with projected cash flows and maturity dates reflecting the expected time horizon during which that benefit will be paid. Bonds included in the model portfolios are from a cross-section of different issuers, are AA-rated or better, and are non-callable so that the yield to maturity can be attained without intervening calls.
In determining the long-term rate of return for plan assets, GenOn evaluates historic and current market factors such as inflation and interest rates before determining long-term capital market assumptions. GenOn also considers the effects of diversification and portfolio rebalancing. To check for reasonableness and appropriateness, GenOn reviews data about other companies, including their historic returns.

For purposes of expense recognition prior to the NRG Merger, GenOn used a market-related value of assets that recognizes the difference between the expected return and the actual return on plan assets over a five-year period. Unrecognized asset gains or losses associated with GenOn’s plan assets were recognized in the calculation of the market-related value of assets and subject to amortization in future periods.
The following table presents the significant assumptions used to calculate GenOn's benefit obligations:

	Pension Benefits
	Successor		Predecessor
	As of December 31, 2012	As of December 15, 2012	As of December 31, 2011
Weighted–Average Assumptions
Discount rate	4.22%	4.25%	4.56%
Rate of compensation increase	2.82%	2.82%	2.79%

	Other Postretirement Benefits
	Successor		Predecessor
	As of December 31, 2012	As of December 15, 2012	As of December 31, 2011
Weighted–Average Assumptions
Discount rate	3.99%	4.01%	4.26%

GenOn’s assumed healthcare cost trend rates used for other postretirement benefit obligations are:

	Other Postretirement Benefit Plans
	Successor		Predecessor
	As of December 31, 2012	As of December 15, 2012	As of December 31, 2011
Weighted–Average Assumptions
Assumed medical inflation for next year:
Before age 65	8.50%	8.50%	7.50%
Age 65 and after	8.67%	8.67%	7.71%
Assumed ultimate medical inflation rate	5.50%	5.50%	5.50%
Year in which ultimate rate is reached	2018	2018	2018

An annual increase or decrease of 1% in the assumed healthcare cost trend rates would correspondingly increase or decrease the postretirement benefit obligation at December 31, 2012 by $7 million.
The following table presents the significant assumptions used to calculate GenOn's benefit expense/credit:

	Pension Plans
	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
Weighted–Average Assumptions
Discount rate	4.25%	4.56%	5.12%	5.36%
Rate of compensation increase	2.82%	2.79%	2.81%	2.98%
Expected return on plan assets	7.50%	8.25%	8.25%	8.20%

	Other Postretirement Benefit Plans
	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
Weighted–Average Assumptions
Discount rate	4.01%	4.26%	4.80%	5.03%
Rate of compensation increase	N/A	N/A	3.00%	3.23%
GenOn’s assumed healthcare cost trend rates used for other postretirement benefit net periodic benefit expense/credit are:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
Weighted–Average Assumptions
Assumed medical inflation for next year:
Before age 65	8.50%	7.50%	8.00%	8.40%
Age 65 and after	8.67%	7.71%	8.20%	8.20%
Assumed ultimate medical inflation rate	5.50%	5.50%	5.50%	5.30%
Year in which ultimate rate is reached	2018	2018	2018	2017
An annual increase or decrease of 1% in the assumed healthcare cost trend rates would correspondingly increase or decrease the total annual service and interest cost components of net period benefit credit during 2012 by $1 million.
Pension Plan Assets
Pension plans’ assets are managed solely in the interest of the plans’ participants and their beneficiaries and are invested with the objective of earning the necessary returns to meet the time horizons of the accumulated and projected retirement benefit obligations. GenOn uses a mix of equities and fixed income investments intended to manage risk to a reasonable and prudent level. GenOn’s risk tolerance is established through consideration of the plans’ liabilities and funded status as well as corporate financial condition. Equity investments are diversified across U.S. and non-U.S. stocks. For U.S. stocks, GenOn employs both a passive and active approach by investing in index funds and actively managed funds. For non-U.S. stocks, GenOn is invested in both developed and emerging market equity funds. Fixed income investments are comprised of long-term U.S. government and corporate securities. Derivative securities can be used for diversification, risk-control and return enhancement purposes but may not be used for the purpose of leverage.
In the fourth quarter of 2011, GenOn adopted a new pension asset allocation methodology based on the results of a study completed by a third-party investment consulting firm. The methodology divides the pension plan assets into two primary portfolios: (i) return seeking assets, those assets intended to generate returns in excess of pension liability growth (U.S. and Non-U.S. equities) and (ii) liability-hedging assets, those assets intended to have characteristics similar to pension liabilities (fixed income securities). As GenOn’s pension plans’ funded status improves, the methodology actively moves the plan assets from return seeking assets toward liability-hedging assets.
The following table shows the target allocations for GenOn’s plans and the percentage of fair value of plan assets by asset fund category (based on the nature of the underlying funds) for GenOn’s qualified pension plans at December 31, 2012 and 2011:

		Percentage of Fair Value of Plan Assets as of December 31,
		Successor	Predecessor
	Target Allocations	2012	2011

U.S. equities	42%	43%	42%
Non-U.S. equities	28	29	27
Fixed income securities	30	28	29
Cash	—	—	2
Total	100%	100%	100%

Investment risk and performance are monitored on an ongoing basis through quarterly portfolio reviews of each asset fund class to a related performance benchmark, if applicable, and annual pension liability measurements. Performance benchmarks adopted in the fourth quarter of 2011 are composed of the following indices:

Asset Class	Index

U.S. equities	Dow Jones U.S. Total Stock Market Index
Non-U.S. equities	MSCI All Country World Ex-U.S. IMI Index
Fixed income securities	Barclays Capital Long Term Government/Credit Index
Expected Contributions and Benefit Payments
GenOn expects to contribute approximately $13 million to the tax-qualified pension plans during 2013. In addition, GenOn expects to contribute approximately $1 million to the non-tax-qualified pension plans during 2013. As of December 31, 2012, GenOn has related rabbi trust investments of $12 million to fund future benefit payments of the non-tax-qualified pension plans.
GenOn's expected future benefit payments for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

	Pension Benefit Payments		Other Postretirement Benefit
	Tax-Qualified	Non-Tax-Qualified	Benefit Payments	Medicare Prescription Drug Reimbursements
	(In millions)
2013	$20	$1	$6	$—
2014	21	1	6	—
2015	24	1	7	—
2016	26	1	6	—
2017	28	2	6	—
2018 through 2022	178	5	29	2
Employee Savings and Profit Sharing Plan
GenOn has employee savings plans under Sections 401(a) and 401(k) of the IRC whereby employees may contribute a portion of their eligible compensation to the employee savings plan, subject to limits under the IRC. GenOn also historically provided for a profit sharing arrangement for non-bargaining employees and some bargaining employees not accruing a benefit under the defined benefit pension plans, whereby GenOn contributed a fixed contribution of 2% of eligible pay per pay period and could make an annual discretionary contribution up to 3% of eligible pay based on GenOn’s performance. Upon completion of the NRG Merger, NRG assumed GenOn’s defined contribution 401(k) plans and amended the plan for the non-bargaining employees with NRG 401(k) plan features, effective January 1, 2013. During 2013, the GenOn defined contribution 401(k) plans will be merged into the NRG 401(k) plan.
GenOn also sponsors non-qualified deferred compensation plans for key and highly compensated employees. GenOn’s obligations under these plans were $31 million and the related rabbi trust investments were $31 million at December 31, 2012 and 2011, respectively. Upon completion of the NRG Merger, NRG assumed GenOn’s non-qualified plans and their respective obligations.
Expense recognized for the matching, fixed profit sharing and discretionary profit sharing contributions for the period from December 15, 2012 through December 31, 2012, the period from January 1, 2012 through December 14, 2012 and the years ended December 31, 2011 and 2010 were $1 million, $30 million, $30 million and $12 million, respectively.

Note 15— Capital Structure (GenOn)
On December 14, 2012, NRG and GenOn completed the NRG Merger. Upon closing, each issued and outstanding share of GenOn’s common stock automatically converted into the right to receive 0.1216 shares of common stock of NRG based on the NRG Merger Exchange Ratio. See Note 3, NRG Merger.
On December 3, 2010, RRI Energy and Mirant completed the Mirant/RRI Merger. Upon closing, each issued and outstanding share of Mirant common stock automatically converted into 2.835 shares of common stock of RRI Energy, with cash paid in lieu of fractional shares. See Note 4, Mirant/RRI Merger.

Common Stock
(Shares in millions)
As of December 31, 2009	411
Shares repurchased	(3)
Transactions under stock plans	8
Issued in connection with the Mirant/RRI Merger(a)	355
As of December 31, 2010	771
Transactions under stock plans	1
As of December 31, 2011	772
Transactions under stock plans	2
As of December 14, 2012	774
Impact of NRG Merger	(774)
As of December 31, 2012	—

(a)	Represents RRI Energy’s outstanding common stock including restricted stock awards which vested upon completion of the Mirant/RRI Merger.

Note 16— Segment Reporting (GenOn and GenOn Americas Generation)
GenOn previously had the following segments: Eastern PJM, Western PJM/MISO, California, Energy Marketing and Other Operations. GenOn Americas Generation previously had the following segments: Eastern PJM, Northeast, California, Energy Marketing and Other Operations. In the fourth quarter of 2012, in conjunction with the NRG Merger, GenOn and GenOn Americas Generation began reporting the following segments: East, South Central, West and Corporate. There are distinct components with separate operating results and management structures for each segment, which are based on the geographical location of the power generation operations. GenOn and GenOn Americas Generation reclassified amounts for the period from January 1, 2012 through December 14, 2012 and for the years ended December 31, 2011 and 2010 to conform to the current segment presentation. The measure of profit or loss for the reportable segments is net income/loss.
GenOn

Successor	December 15, 2012 through December 31, 2012
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$66	$—	$7	$—	$—	$73
Operating expenses	67	1	6	53	—	127
Depreciation and amortization	8	—	2	—	—	10
Operating loss	(9)	(1)	(1)	(53)	—	(64)
Interest expense	—	—	—	(8)	—	(8)
Loss before income taxes	(9)	(1)	(1)	(61)	—	(72)
Income tax expense/(benefit)	—	—	—	—	—	—
Net loss	$(9)	$(1)	$(1)	$(61)	$—	$(72)
Balance sheet
Equity investment in affiliate	$—	$19	$—	$—	$—	$19
Capital expenditures(a)	$17	$8	$21	$1	$—	$47
Total assets	$4,624	$218	$906	$2,396	$(638)	$7,506

(a)	Includes accruals.

Predecessor	January 1, 2012 through December 14, 2012
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$2,153	$29	$379	$3	$—	$2,564
Operating expenses	1,994	16	226	14	—	2,250
Depreciation and amortization	267	9	43	20	—	339
Impairment losses	47	—	—	—	—	47
Operating income/(loss)	(155)	4	110	(31)	—	(72)
Other income, net	—	2	—	1	—	3
Interest expense	(1)	—	—	(329)	—	(330)
Income/(loss) before income taxes	(156)	6	110	(359)	—	(399)
Income tax expense	—	—	—	15	—	15
Net income/(loss)	$(156)	$6	$110	$(374)	$—	$(414)

Capital expenditures(a)	$251	$8	$284	$10	$—	$553

(a)	Includes accruals.

Predecessor	2011
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$3,125	$37	$449	$3	$—	$3,614
Operating expenses	2,428	36	371	62	—	2,897
Depreciation and amortization	291	7	44	33	—	375
Impairment losses	119	—	14	—	—	133
Operating income/(loss)	287	(6)	20	(92)	—	209
Other income/(loss), net	—	6	—	(2)	—	4
Interest (expense)/income	(12)	—	4	(371)	—	(379)
Loss on debt extinguishment and refinancing expense	—	—	—	(23)	—	(23)
Income/(loss) before income taxes	275	—	24	(488)	—	(189)
Income tax expense/(benefit)	—	—	—	—	—	—
Net income/(loss)	$275	$—	$24	$(488)	$—	$(189)
Balance sheet
Equity investment in affiliate	$—	$22	$—	$—	$—	$22
Capital expenditures	$230	$—	$191	$29	$—	$450
Total assets	$8,616	$272	$856	$5,022	$(2,497)	$12,269

Predecessor	2010
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$2,113	$—	$157	$—	$—	$2,270
Operating expenses	1,568	1	118	118	—	1,805
Depreciation and amortization	174	2	31	17	—	224
Impairment losses	1,153	—	—	28	(616)	565
Operating income/(loss)	(782)	(3)	8	(163)	616	(324)
Other income/(loss), net	(1)	—	1	16	—	16
Gain on bargain purchase	—	—	—	335	—	335
Interest expense	(6)	—	(5)	(242)	—	(253)
Loss on debt extinguishment and refinancing expense	—	—	—	(9)	—	(9)
Income/(loss) before income taxes	(789)	(3)	4	(63)	616	(235)
Income tax expense/(benefit)	4	—	(1)	(5)	—	(2)
Net income/(loss)	$(793)	$(3)	$5	$(58)	$616	$(233)

GenOn Americas Generation

Successor	December 15, 2012 through December 31, 2012
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$70	$—	$4	$—	$—	$74
Operating revenues—affiliate	3	—	—	—	—	3
Operating expenses	29	—	—	—	—	29
Operating expenses—affiliate	42	—	1	—	—	43
Depreciation and amortization	4	—	1	—	—	5
Operating income/(loss)	(2)	—	2	—	—	—
Other income/(loss), net	—	—	—	—	—	—
Interest expense	—	—	—	(3)	—	(3)
Income/(loss) before income taxes	(2)	—	2	(3)	—	(3)
Income tax expense/(benefit)	—	—	—	—	—	—
Net income/(loss)	$(2)	$—	$2	$(3)	$—	$(3)
Balance sheet
Capital expenditures(a)	$6	$—	$—	$—	$—	$6
Total assets	$2,507	$—	$153	$1,188	$(387)	$3,461

(a)	Includes accruals.

Predecessor	January 1, 2012 through December 14, 2012
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$2,060	$24	$321	$—	$—	$2,405
Operating revenues—affiliate	137	22	30	—	—	189
Operating expenses	950	—	123	2	—	1,075
Operating expenses—affiliate	1,143	30	195	1	—	1,369
Depreciation and amortization	136	—	14	5	—	155
Impairment losses	—	—	—	—	—	—
Operating income/(loss)	(32)	16	19	(8)	—	(5)
Other income/(loss), net	—	—	—	—	—	—
Interest expense	(5)	—	—	(70)	—	(75)
Income/(loss) before income taxes	(37)	16	19	(78)	—	(80)
Income tax expense/(benefit)	—	—	—	—	—	—
Net income/(loss)	$(37)	$16	$19	$(78)	$—	$(80)

Capital expenditures(a)	$190	$—	$—	$—	$—	$190

(a)	Includes accruals.

Predecessor	2011
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$2,793	$22	$200	$—	$—	$3,015
Operating revenues—affiliate	(87)	—	10	—	—	(77)
Operating expenses	1,005	—	36	9	—	1,050
Operating expenses—affiliate	1,306	22	129	(7)	—	1,450
Depreciation and amortization	155	—	15	7	—	177
Impairment losses	114	—	14	—	—	128
Operating income/(loss)	126	—	16	(9)	—	133
Other loss, net	—	—	(1)	—	—	(1)
Interest expense	(5)	—	(1)	(87)	—	(93)
Loss on debt extinguishment and refinancing expense	—	—	—	(23)	—	(23)
Income/(loss) before income taxes	121	—	14	(119)	—	16
Income tax expense/(benefit)	—	—	—	—	—	—
Net income/(loss)	$121	$—	$14	$(119)	$—	$16
Balance sheet
Capital expenditures	$155	$—	$1	$3	$—	$159
Total assets	$4,932	$—	$135	$2,189	$(667)	$6,589

Predecessor	2010
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$1,962	$—	$140	$—	$—	$2,102
Operating revenues—affiliate	(46)	—	49	—	—	3
Operating expenses	1,174	—	52	9	(3)	1,232
Operating expenses—affiliate	205	—	87	1	3	296
Depreciation and amortization	164	—	28	7	—	199
Impairment losses	1,153	—	—	28	(616)	565
Operating income/(loss)	(780)	—	22	(45)	616	(187)
Interest expense	(4)	—	(2)	(194)	—	(200)
Loss on debt extinguishment and refinancing expense	—	—	—	(9)	—	(9)
Income/(loss) before income taxes	(784)	—	20	(248)	616	(396)
Income tax expense/(benefit)	—	—	—	—	—	—
Net income/(loss)	$(784)	$—	$20	$(248)	$616	$(396)

Note 17 — Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Income Taxes
GenOn
GenOn’s income tax provision (benefit) consisted of the following:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Current tax provision (benefit):
Federal	$—	$15	$(1)	$—
State	—	—	1	(2)
Total current provision (benefit) for income taxes	$—	$15	$—	$(2)
A reconciliation of GenOn's federal statutory income tax provision to the effective income tax provision/benefit adjusted for permanent and other items during 2012, 2011 and 2010, is as follows:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012		2011		2010
	(In millions, except percentages)	(In millions, except percentages)
Provision for income taxes based on U.S. federal statutory income tax rate	$(25)	$(140)		$(66)		$(82)
State and local income tax provision, net of federal income taxes	(1)	(9)		(8)		2
Change in deferred tax asset valuation allowance	23	166		183		(772)
Effect of equity-related transactions	1	(5)		(49)		22
Tax settlements	—	6	(b)	(25)	(a)	—
NRG Merger-related costs	2	—		—		—
Mirant/RRI Merger-related costs	—	—		(15)		24
Mirant/RRI Merger-related write-off of NOL and state and local income tax provision, net of federal income taxes	—	—		(3)		168
Mirant/RRI Merger-related write-off of NOL and other deferred tax assets	—	—		(21)		748
Reorganization adjustments	—	—		—		2
Gain on bargain purchase	—	—		—		(117)
Other, net	—	(3)		4		3
Income tax (benefit)/provision	$—	$15		$—		$(2)
(a)  Settlements of tax disputes increased GenOn's tax basis in depreciable assets that had previously been written off as a result of Mirant's emergence from bankruptcy in 2006.
(b) Deferred tax attribute changes from 2002-2003 audit changes including effect of the CenterPoint tax allocation agreement.

The tax effects of temporary differences between the carrying amounts of assets and liabilities in GenOn's financial statements and their respective tax bases which give rise to deferred tax assets and liabilities are as follows:

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
Deferred Tax Assets:
Employee benefits	$199	$185
Contingencies and other liabilities	42	64
Loss carryforwards	451	1,209
Property and intangible assets	1,297	537
Out-of-market contracts fair value adjustment	422	160
Debt premium, net	160	—
Other	53	31
Subtotal	2,624	2,186
Valuation allowance (a)	(2,324)	(1,819)
Net deferred tax assets	300	367
Deferred Tax Liabilities:
Derivative contracts	(297)	(339)
Debt discount, net	—	(11)
Other	(3)	(17)
Net deferred tax liabilities	(300)	(367)
Net deferred taxes	$—	$—
(a) The NRG Merger resulted in net additions to deferred tax assets requiring an increase in the valuation allowance of $316 million.
NOLs
As a result of the NRG Merger, GenOn experienced an ownership change as defined in IRC § 382. IRC § 382 provides, in general, that an ownership change occurs when there is a greater than 50-percentage point increase in ownership of a company's stock by new or existing stockholders who own (or are deemed to own under IRC § 382) 5% or more of the loss company's stock over a three year testing period. IRC § 382 limits the amount of pre-merger NOLs and built-in losses that can be used during any post-ownership change year to offset taxable income. GenOn has reduced by $2.3 billion the amount of GenOn federal NOLs that would have been available to offset post-merger taxable income based on a $62 million annual limit determined in accordance with IRC § 382. GenOn also reduced the amount of state NOLs by $4.1 billion for state jurisdictions that also follow IRC § 382. In addition, based on the allocation of the provisional fair values in connection with the NRG Merger, GenOn reduced its tax basis in depreciable assets by $707 million for financial reporting purposes due to the inability to utilize future tax depreciation deductions that are limited as built-in losses under IRC § 382.
At December 31, 2012, GenOn's federal NOL carryforward for financial reporting was $939 million with expiration dates from 2022 to 2032. Similarly, there is an aggregate amount of $1.6 billion of state NOL carryforwards with various expiration dates (based on a review of the application of apportionment factors and other state tax limitations).
The guidance related to accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including GenOn's past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.

At December 31, 2012, GenOn's deferred tax assets reduced by a valuation allowance are completely offset by GenOn's deferred tax liabilities. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. GenOn evaluates this position quarterly and makes judgments based on the facts and circumstances at that time. GenOn thinks that the realization of future taxable income sufficient to utilize existing deferred tax assets is less than more-likely-than-not at this time. The primary factors related to this conclusion are that prices for power and natural gas are low compared to several years ago and the effect of these lower prices on the projected gross margin and weak market conditions have resulted in a decrease in the forecasted gross margin of GenOn's generating facilities.
Tax Uncertainties
The recognition of contingent losses for tax uncertainties requires management to make significant assumptions about the expected outcomes of certain tax contingencies. Under the accounting guidance, GenOn must reflect in its income tax provision the full benefit of all positions that will be taken in GenOn's income tax returns, except to the extent that such positions are uncertain and fall below the benefit recognition requirements. In the event that GenOn determines that a tax position meets the uncertainty criteria, an additional liability or an adjustment to GenOn's NOLs, determined under the measurement criteria, will result. GenOn periodically reassesses the tax positions in its tax returns for open years based on the latest information available and determines whether any portion of the tax benefits reflected should be treated as unrecognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011
	(In millions)	(In millions)
Unrecognized tax benefits, beginning of period	$6	$5	$7
Increase based on tax positions related to the prior years	—	3	1
Decrease due to settlements and payments	—	(2)	—
Decrease as a result of lapse in the statute of limitations	—	—	(3)
Unrecognized tax benefits, end of period	$6	$6	$5
The unrecognized tax benefits included the review of tax positions relating to open tax years beginning in 2002 and continuing to the present. GenOn's major tax jurisdictions are the U.S. at the federal level and multiple state and local jurisdictions. Both the federal and state NOL carryforwards from any closed year are subject to examination until the year that such NOL carryforwards are utilized and that utilization year is closed for audit. GenOn does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. GenOn has not recognized any tax benefits for certain filing positions for which the outcome is uncertain and the effect is estimable.
Included in the unrecognized tax benefits balance at December 31, 2012 and 2011, GenOn had $5 million and $4 million, respectively, of unrecognized tax benefits that would affect the effective tax rate if they were recognized. GenOn's tax provision in each period includes an insignificant amount for interest and penalties related to unrecognized tax benefits. The amounts recorded in GenOn's consolidated balance sheet for interest and penalties related to the unrecognized tax benefits at December 31, 2012 and 2011 are $1 million and $3 million, respectively.
GenOn continues to be subject to audit for multiple years by taxing authorities in various jurisdictions. Considerable judgment is required to determine the tax treatment of particular items that involve interpretations of complex tax laws. A tax liability is recorded for filing positions with respect to which the outcome is uncertain and the recognition criteria under the accounting guidance for uncertainty in income taxes has been met. Such liabilities are based on judgment and it can take many years to resolve a recorded liability such that the related filing position is no longer subject to question. GenOn has not recorded a liability for those proposed tax adjustments related to the current tax audits when GenOn continues to think its filing position meets the more-likely-than-not threshold prescribed in the accounting guidance related to accounting for uncertainty in income taxes. Any adverse outcomes arising from these matters could result in a material change in the amount of GenOn's deferred taxes.

GenOn ceased being a member of the CenterPoint consolidated tax group at September 30, 2002 and has been limited in GenOn's ability to use tax attributes generated during periods through that date. The Internal Revenue Service's audits of CenterPoint's federal income tax returns for the 1997 to 2002 tax reporting periods have been closed, subject to a review by the Internal Revenue Service of certain claims formally submitted by GenOn for the 2002 tax year. GenOn has a tax allocation agreement that addresses the allocation of taxes pertaining to GenOn's separation from CenterPoint. This agreement provides that GenOn may carryback net operating losses generated subsequent to September 30, 2002 to tax years when GenOn was part of CenterPoint's consolidated tax group. Any such carryback is subject to CenterPoint's consent and any existing statutory carryback limitations. For items relating to periods prior to September 30, 2002, GenOn will (a) recognize any net costs incurred by CenterPoint for settlement of temporary differences up to $15 million (of which zero had been recognized through December 31, 2012 and 2011) as an equity contribution and (b) recognize any net benefits realized by CenterPoint for settlement of temporary differences up to $1 million as an equity distribution. Generally, amounts for temporary differences in excess of the $15 million and $1 million thresholds will be settled in cash between GenOn and CenterPoint. Pursuant to this agreement, generally, taxes related to permanent differences are the responsibility of CenterPoint.
GenOn Americas Generation
As a result of the NRG Merger, GenOn experienced an ownership change as defined in IRC § 382. IRC § 382 provides, in general, that an ownership change occurs when there is a greater than 50‑percentage point increase in ownership of a company's stock by new or existing stockholders who own (or are deemed to own under IRC § 382) 5% or more of the loss company's stock over a three year testing period. IRC § 382 limits the amount of pre-merger NOLs and built-in losses that can be used during any post-ownership change year to offset taxable income. The annual limitation on the amount of taxable income that can be offset by GenOn's pre-NRG Merger NOLs has been redetermined as of the date of the NRG Merger. GenOn Americas Generation's annual limitation on the amount of taxable income that can be offset by its pre-merger NOLs has also been redetermined as a consequence of the GenOn ownership change that resulted from the NRG Merger. GenOn Americas Generation has reduced to zero the amount of its pre-NRG Merger NOLs available to offset post-NRG Merger taxable income based on the expected limits determined in accordance with IRC § 382. In addition, based on the allocation of the provisional fair values in connection with the NRG Merger, GenOn Americas Generation reduced its tax basis in depreciable assets by $4 million for financial reporting purposes due to the inability to utilize future tax depreciation deductions that are limited as built-in losses under IRC § 382.
GenOn Americas Generation's income tax provision (benefit) consisted of the following:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Current benefit:
Federal	$—	$—	$—	$—
State	—	—	—	(1)
Deferred provision:
Federal	—	—	—	1
State	—	—	—	—
Total provision (benefit) for income taxes	$—	$—	$—	$—

A reconciliation of GenOn Americas Generation's expected federal statutory income tax provision to the effective income tax provision adjusted for permanent and other items during 2012, 2011 and 2010, is as follows:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions, except percentages)	(In millions, except percentages)
Provision (benefit) for income taxes based on U.S. federal statutory income tax rate	$(1)	$(28)	$5	$(139)
State and local income tax provision, net of federal income taxes	—	(4)	5	12
LLC income not subject to taxation	1	32	(10)	136
Change in deferred tax asset valuation allowance	—	—	—	(105)
Conversion of GenOn Kendall, LLC to disregarded entity	—	—	—	58
Mirant/RRI Merger-related write-off of NOLs	—	—	—	38
Income tax (benefit)/provision	$—	$—	$—	$—
In 2010, GenOn Americas Generation recognized a change in its valuation allowance of $(105) million related to its net deferred tax assets. At December 31, 2012 and 2011, no valuation allowance is recorded.
GenOn Kendall, LLC, which had previously existed as a taxable entity, was converted to a disregarded entity and is treated as a branch of GenOn Americas for income tax purposes. As a result of the conversion, GenOn Kendall, LLC's net deferred tax assets of $58 million and corresponding valuation allowance were written off in 2010.
The tax effects of GenOn Americas Generation's temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and its tax bases which give rise to deferred tax assets and liabilities for continuing operations are as follows:

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
Deferred Tax Assets:
Loss carryforwards	$—	$2
Net deferred tax assets	—	2
Deferred Tax Liabilities:
Property and intangible assets	—	(2)
Net deferred tax liabilities	—	(2)
Net deferred taxes	$—	$—
Tax Uncertainties
The recognition of contingent losses for tax uncertainties requires management to make significant assumptions about the expected outcomes of certain tax contingencies. Under the accounting guidance, GenOn Americas Generation must reflect in its income tax provision the full benefit of all positions that will be taken in GenOn Americas Generation's income tax returns, except to the extent that such positions are uncertain and fall below the benefit recognition requirements. In the event that GenOn Americas Generation determines that a tax position meets the uncertainty criteria, an additional liability or an adjustment to GenOn Americas Generation's NOLs, determined under the measurement criteria, will result. GenOn Americas Generation periodically reassesses the tax positions in its tax returns for open years based on the latest information available and determines whether any portion of the tax benefits reflected should be treated as unrecognized.
Both the federal and state NOL carryforwards from any closed year are subject to examination until the year that such NOL carryforwards are utilized and that utilization year is closed for audit. GenOn Americas Generation has not recorded any uncertain tax benefits.

Pro Forma Income Tax Disclosures
GenOn Americas Generation
GenOn Americas Generation is not subject to income taxes except for those subsidiaries of GenOn Americas Generation that are separate taxpayers. GenOn Americas, GenOn and NRG are otherwise directly responsible for income taxes related to GenOn Americas Generation's operations.
The following reflects a pro forma disclosure of the income tax provision that would be reported if GenOn Americas Generation were to be allocated income taxes attributable to its operations. Pro forma income tax provision attributable to income before tax would consist of the following:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Current income tax provision:
Federal	$1	$—	$—	$7
State	—	—	—	2
Provision (benefit) for income taxes	$1	$—	$—	$9
The following table presents the pro forma reconciliation of GenOn Americas Generation's federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011		2010
	(In millions, except percentages)	(In millions, except percentages)
Provision (benefit) for income taxes based on U.S. federal statutory income tax rate	$(1)	$(28)	$5		$(139)
State and local income tax provision (benefit), net of federal income taxes	—	(4)	5		42
Change in deferred tax asset valuation allowance	2	32	(74)		55
Mirant/RRI Merger-related write-off of NOLs	—	—	83		61
Tax settlement	—	—	(23)	(a)	—
Other, net	—	—	4		(10)
Income tax provision	$1	$—	$—		$9
(a) Settlement of tax disputes increased GenOn Americas Generation's tax basis in depreciable assets that previously had been written off as a result of Mirant's emergence from bankruptcy in 2006.

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows:

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
Deferred Tax Assets:
Reserves	$23	$41
Loss carryforwards	176	220
Property and intangible assets	817	237
Out-of-market contracts fair value adjustment	212	—
Debt premium	39	—
Other, net	—	5
Subtotal	1,267	503
Valuation allowance	(990)	(179)
Net deferred tax assets	277	324
Deferred Tax Liabilities:
Derivative contract assets and liabilities	(276)	(321)
Other, net	(1)	(3)
Net deferred tax liabilities	(277)	(324)
Net deferred taxes	$—	$—
The guidance related to accounting for income taxes requires that a valuation allowance be established when it is more‑likely‑than‑not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including GenOn Americas Generation's past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. GenOn Americas Generation evaluates this position quarterly and makes its judgment based on the facts and circumstances at that time.
As a result of the NRG Merger, GenOn experienced an ownership change as defined in IRC § 382. IRC § 382 provides, in general, that an ownership change occurs when there is a greater than 50-percentage point increase in ownership of a company's stock by new or existing stockholders who own (or are deemed to own under IRC § 382) 5% or more of the loss company's stock over a three year testing period. IRC § 382 limits the amount of pre-merger NOLs that can be used during any post-ownership change year to offset taxable income. The annual limitation on the amount of taxable income that can be offset by GenOn's pre-NRG Merger NOLs has been redetermined as of the date of the NRG Merger. GenOn Americas Generation's annual limitation on the amount of taxable income that can be offset by its pre-merger pro forma NOLs has also been redetermined as a consequence of the GenOn ownership change that resulted from the NRG Merger. GenOn Americas Generation has reduced the amount of its pre-NRG Merger pro forma NOLs available to offset post-NRG Merger taxable income based on the expected limits determined in accordance with IRC § 382. In addition, based on the allocation of the provisional fair values in connection with the NRG Merger, GenOn Americas Generation reduced its tax basis in depreciable assets by $331 million for financial reporting purposes due to the inability to utilize future tax depreciation deductions that are limited as built-in losses under IRC § 382.

GenOn Mid-Atlantic
The following reflects a pro forma disclosure of the income tax provision that would be reported if GenOn Mid-Atlantic was to be allocated income taxes attributable to its operations. Pro forma income tax provision attributable to income before tax would consist of the following:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Current provision (benefit):
Federal	$1	$10	$3	$108
State	—	1	1	21
Deferred provision:
Federal	(1)	3	21	(159)
State	—	—	5	(39)
Total provision (benefit) for income taxes	$—	$14	$30	$(69)
The following table presents the pro forma reconciliation of GenOn Mid-Atlantic's federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011		2010
	(In millions, except percentages)	(In millions, except percentages)
Provision (benefit) for income taxes based on U.S. federal statutory income tax rate	$—	$11	$37		$(274)
State and local income taxes	—	1	4		(11)
Tax settlement	—	—	(11)	(a)	—
Impairment of non-deductible goodwill	—	—	—		216
Other, net	—	2	—		—
Income tax (benefit)/provision	$—	$14	$30		$(69)
(a) Settlement of tax disputes increased GenOn Mid-Atlantic's tax basis in depreciable assets that previously had been written off as a result of Mirant's emergence from bankruptcy in 2006.

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows:

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
Deferred Tax Assets:
Reserves	$19	$35
Loss carryforwards	1	—
Property and intangible assets	632	27
Out-of-market contracts fair value adjustment	212	—
Other, net	8	4
Net deferred tax assets	872	66
Deferred Tax Liabilities:
Derivative contracts	(274)	(313)
Other, net	—	(1)
Net deferred tax liabilities	(274)	(314)
Net deferred taxes	$598	$(248)
Pro Forma Tax Uncertainties
GenOn Mid-Atlantic has not recorded any uncertain tax benefits.
Note 18 — Stock-Based Compensation (GenOn)
Impact of NRG Merger
Effective December 14, 2012, in connection with the consummation of the NRG Merger, the name of the
GenOn Energy, Inc. 2010 Omnibus Incentive Plan was changed to NRG 2010 Stock Plan for GenOn Employees, or NRG GenOn LTIP. Pursuant to the NRG Merger Agreement, upon completion of the NRG Merger, the following occurred to GenOn’s stock-based incentive awards:

i.
each outstanding GenOn stock option that was granted under the NRG GenOn LTIP, the GenOn Energy, Inc. 2002 Long-Term Incentive Plan, the GenOn Energy, Inc. 2002 Stock Plan and the Mirant Corporation 2005 Omnibus Incentive Compensation Plan, collectively, the GenOn Plans, before 2012 vested in full (to the extent not already vested) and was converted into an option to purchase NRG common stock (with the number of shares and per share exercise price appropriately adjusted based on the NRG Merger Exchange Ratio), on the terms and conditions otherwise applicable to those options prior to the NRG Merger;

ii.
each outstanding GenOn stock option that was granted under the GenOn Plans during 2012 was converted into an option to purchase NRG common stock (with the number of shares and per share exercise price appropriately adjusted based on the NRG Merger Exchange Ratio), on the terms and conditions (including vesting schedules and conditions) otherwise applicable to those options prior to the NRG Merger;

iii.
each outstanding restricted stock unit that was granted under the GenOn Plans before 2012 has vested in full (to the extent not already vested) and was exchanged for shares of NRG common stock in the NRG Merger based on the NRG Merger Exchange Ratio; and

iv.
each outstanding restricted stock unit that was granted under the GenOn Plans in 2012, to the extent it remained unvested immediately prior to the NRG Merger, was converted into unvested restricted stock units of NRG (with the number of shares subject to such restricted stock unit appropriately adjusted based on the NRG Merger Exchange Ratio), on the terms and conditions otherwise applicable to those restricted stock units.

As of December 31, 2012, all unvested stock options that were converted to options to purchase NRG common stock and restricted stock units that were converted to NRG restricted stock units were recorded in NRG’s consolidated balance sheet.

The following disclosures relate to the predecessor periods and the conversion of GenOn stock options and restricted stock units only. All information regarding weighted average exercise price of stock options, weighted average grant date fair value of stock options granted and weighted average grant date fair value for restricted stock units is based on historical GenOn stock prices and includes no adjustments for the NRG Merger Exchange Ratio.
Non-Qualified Stock Options
GenOn granted service condition stock option awards to certain employees. Historically, stock options vested 33.33% per year for the three years and had a term of five to ten years. GenOn recognized the related compensation expense on a straight-line basis over the requisite service period.
The following table summarizes GenOn’s non-qualified stock option activity and changes during the period:

	Shares		Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In whole)				(In years)	(In millions)
Outstanding as of December 31, 2011	14,389,424		$6.89		5.4	$—
Granted	5,897,990		2.44
Exercised	(9,365)		2.44
Forfeited	(161,415)		2.62
Expired	(2,268,921)		10.21
Converted into stock options covering NRG common stock	17,847,713	(a)	5.04	(b)

(a)
In connection with the NRG Merger, 17,847,713 outstanding GenOn stock options were converted into 2,169,689 options to purchase NRG common stock based on the NRG Merger Exchange Ratio of 0.1216 shares of NRG common stock for each outstanding share of GenOn.

(b)
Represents the weighted average exercise price of the outstanding GenOn stock options immediately prior to conversion to options to purchase NRG common stock. In connection with the NRG Merger, the per share exercise price of the GenOn stock options was adjusted based on the NRG Merger Exchange Ratio of 0.1216 shares of NRG common stock for each outstanding share of GenOn.

The following table summarizes the weighted average grant date fair value of options granted, the total intrinsic value of options exercised, and the cash received from the exercises of options:

	January 1, 2012 through December 14, 2012		2011		2010
	(In millions, except for weighted average)
Weighted average grant date fair value per option granted	$1.07		$1.68		$1.99
Total intrinsic value of options exercised	—		—		—
Cash received from the exercise of options	—		3		1
Tax benefits realized	—	(a)	—	(a)	—	(a)

(a)	None realized as a result of net operating loss carryforwards.

The fair value of GenOn’s non-qualified stock options was estimated on the date of grant using the Black-Scholes option-pricing model. Significant assumptions used in the fair value model with respect to the GenOn’s non-qualified stock options are summarized below:

	January 1, 2012 through December 14, 2012		2011		2010
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average

Expected volatility(a)	50.5%	50.5%	45-55%	47.2%	39.3%	39.3%
Expected dividends	—%	—%	—%	—%	—%	—%
Expected term (in years)(b)	5	5	5	5	6	6
Risk-free rate(c)	0.89%	0.89%	1.0-2.2%	2.1%	3.1%	3.1%

(a)
After the Mirant/RRI Merger, GenOn estimated volatility based on historical and implied volatility (as applicable) of its common stock after the Mirant/RRI Merger date and Mirant and RRI Energy common stock prior to the Mirant/RRI Merger date. Prior to the Mirant/RRI Merger, GenOn utilized its own implied volatility of its traded options.

(b)
After the Mirant/RRI Merger, the expected term is based on a binomial lattice model. Prior to the Mirant/RRI Merger, as a result of the lack of exercise history for Mirant, the simplified method for estimating expected term was used in accordance with the accounting guidance related to share-based payments.

(c)	The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.
Time-based Restricted Stock Units and Performance-based Restricted Stock Units
Time-based Awards. GenOn granted time-based restricted stock units to certain employees. These restricted stock units generally vested in three equal installments on each of the first, second and third anniversaries of the grant date. GenOn recognized the related compensation expense on a straight-line basis over the requisite service period. In addition, GenOn granted time-based restricted stock units to non-management members of the Board of Directors. These awards vested on the grant date and delivery of the underlying shares was deferred until the directorship terminated. During the period from January 1, 2012 to December 14, 2012, GenOn granted 3.2 million time-based restricted stock units.
Performance-based Awards. During the period from January 1, 2012 to December 14, 2012, GenOn granted 2.6 million performance-based restricted stock units to certain employees. These restricted stock units were linked to the 2012 short-term incentive plan performance goals, with performance measured in December 2012 to determine a multiplier between 0% and 200% of the targeted grant. These restricted stock units generally vested in three equal installments over a three-year period. GenOn recognized the related compensation expense on a straight-line basis over the requisite service period. In December 2012, the performance multiplier was determined to be 183% for the performance-based awards granted in 2012 and one-third of the restricted stock units vested at that time with the remaining unvested restricted stock units to vest in December 2013 and December 2014.
General. The grant date fair value of time-based and performance-based restricted stock units was equal to GenOn’s closing stock price on the grant date. The following table summarizes GenOn’s time-based and performance-based restricted stock unit activity and changes during the period:

	Number of Shares		Weighted Average Grant Date Fair Value
	(In whole)
Outstanding as of December 31, 2011	6,425,316		$3.79
Granted	5,809,699		2.43
Vested	(3,088,285)		3.22
Forfeited	(145,797)		2.68
Performance factor adjustments(a)	2,078,565		2.44
Converted into restricted stock units covering NRG common stock	11,079,498	(b)	2.99	(c)

(a)
In December 2012, the Compensation Committee of the GenOn Board of Directors determined the performance results applicable to the 2012 performance-based award shares based on actual results at such time and a good faith estimate of the performance results for the remainder of 2012.

(b)
In connection with the NRG Merger, 2,853,015 outstanding GenOn restricted stock units vested in full and were exchanged for shares of NRG common stock in the NRG Merger based on the NRG Merger Exchange Ratio and 8,226,483 outstanding GenOn restricted stock units were converted into unvested restricted stock units of NRG (with the number of shares subject to such restricted stock units appropriately adjusted based on the NRG Merger Exchange Ratio of 0.1216 shares of NRG common stock for each outstanding share of GenOn).

(c)	Represents the weighted average grant date fair value for restricted stock units based on historical GenOn stock prices and includes no adjustments for the NRG Merger Exchange Ratio.

The following table summarizes the weighted average grant date fair value of time-based and performance-based restricted stock units granted and the total intrinsic value of units vested:

	January 1, 2012 through December 14, 2012	2011	2010
	(In millions, except per unit amounts)
Weighted average grant date fair value per restricted stock unit granted	$2.43	$3.81	$4.22
Fair value of vested restricted stock units	8	—	27

Compensation Expense
GenOn recognized compensation expense in selling, general and administrative expense in the consolidated statements of operations related to stock-based compensation. The following table summarizes GenOn’s total stock-based compensation expense recognized for the periods presented:

	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)
Compensation expense from accelerated vesting of Mirant’s stock-based compensation awards upon closing of the Mirant/RRI Merger	$—	$—	$24
Service and performance condition stock-based compensation expense	19	14	16
Modification expense	—	—	1	(a)
Total compensation expense (pre-tax)	$19	$14	$41
Income tax effect (includes effect of the valuation allowance)	$—	$—	$—

(a)
Represents modification expense for the vested stock options for Edward R. Muller, former Chairman and Chief Executive Officer of GenOn, which were modified such that the exercise period for the awards coincides with the expiration date.

Note 19 - Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

Services Agreement with NRG (GenOn)

Subsequent to the NRG Merger (for the successor period), NRG provides GenOn, with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the Services Agreement. The initial term of the Services Agreement is through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable.
Administrative Services Provided by NRG for the Successor Period and Provided by GenOn Energy for the Predecessor Periods (GenOn Americas Generation and GenOn Mid-Atlantic)

Prior to the NRG Merger, GenOn provided GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services directly relating to their facilities. GenOn Americas Generation and GenOn Mid-Atlantic reimbursed GenOn for amounts equal to the costs of providing such services. In addition, GenOn's corporate overhead costs were allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. Subsequent to the NRG Merger, NRG provides GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services consistent with those set forth in the Services Agreement discussed above between NRG and GenOn. GenOn's costs incurred under the Services Agreement with NRG are allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. These allocations and charges are not necessarily indicative of what would have been incurred had GenOn Americas Generation and GenOn Mid-Atlantic been unaffiliated entities. Management has concluded that this method of charging overhead costs is reasonable.

The following costs were incurred under these arrangements:
GenOn Americas Generation

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Direct costs:
Cost of operations — affiliate	$1	$130	$137	$171
Allocated costs:
Cost of operations — affiliate	2	50	48	65
Selling, general and administrative — affiliate	2	62	76	65
Total	$5	$242	$261	$301
GenOn Mid-Atlantic

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Direct costs:
Cost of operations — affiliate	$1	$85	$83	$100
Allocated costs:
Cost of operations — affiliate	1	32	32	37
Selling, general and administrative — affiliate	2	39	49	46
Total	$4	$156	$164	$183
Services Provided by GenOn Energy Management for the Predecessor Periods (GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Americas Generation
Prior to the NRG Merger, GenOn Energy Management provided services to certain of GenOn's indirect operating subsidiaries through power, fuel supply and services agreements. The services included the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. These transactions were recorded as operating revenues — affiliate and cost of operations — affiliate, as appropriate, in the consolidated statements of operations. Amounts due from and to GenOn's indirect operating subsidiaries were recorded as accounts receivable — affiliate or accounts payables — affiliate, as appropriate. Substantially all energy marketing overhead expenses were allocated to GenOn's operating subsidiaries. For the period from January 1, 2012 through December 14, 2012 and for the years ended December 31, 2011 and 2010, GenOn Americas Generation recorded a reduction to cost of operations — affiliate of $22 million, $25 million and $0, respectively, related to the allocations of energy marketing overhead expenses to affiliates that are not included in the GenOn Americas Generation consolidated statements of operations.
GenOn Mid-Atlantic
Prior to the NRG Merger, GenOn Mid-Atlantic received services from GenOn Energy Management which included the bidding and dispatch of the generating units, procurement of fuel and other products and the execution of contracts, including economic hedges, to reduce price risk. These transactions were recorded as operating revenues — affiliate and cost of operations — affiliate, as appropriate, in the consolidated statements of operations. Amounts due to and from GenOn Energy Management under the power, fuel supply and services agreements were recorded as accounts payables — affiliate or accounts receivables — affiliate, as appropriate. Under these agreements, GenOn Energy Management resold GenOn Mid-Atlantic's energy products in the PJM spot and forward markets and to other third parties. GenOn Mid-Atlantic was paid the amount received by GenOn Energy Management for such capacity and energy. GenOn Mid-Atlantic had counterparty credit risk in the event that GenOn Energy Management was unable to collect amounts owed from third parties for the resale of GenOn Mid-Atlantic's energy products. Substantially all energy marketing overhead expenses were allocated to GenOn's operating subsidiaries. For the period from January 1, 2012 through December 14, 2012 and for the years ended December 31, 2011 and 2010, GenOn Mid-Atlantic incurred $4 million, $4 million and $13 million, respectively, of energy marketing overhead expense. These costs are included in cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.

Credit Agreement with NRG (GenOn)
In connection with the closing of the NRG Merger, GenOn and GenOn Americas entered into a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit.  At December 14, 2012, the letters of credit outstanding under GenOn's revolving credit facility, which was terminated in connection with the NRG Merger, were transferred to this credit agreement. At December 31, 2012, $261 million of letters of credit were outstanding under the NRG credit agreement for GenOn and of this amount, $166 million were issued on behalf of GenOn Americas Generation. See Note 12, Debt and Capital Leases. At December 31, 2012, no loans were outstanding under this credit agreement.  In connection with the execution of the agreement, certain of GenOn's subsidiaries (guarantors) entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The credit agreement has a three year maturity and is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt. In addition, they are restricted from incurring additional liens on their assets. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default.
Intercompany Cash Management Program (GenOn Americas Generation)
In January 2011, GenOn Americas Generation and certain of its subsidiaries began participating in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate or notes payable — affiliate, as appropriate. The notes are due on demand and accrue interest on the net position, which is payable quarterly, at the short term yield of the Federated Investors Treasury Obligation Fund or such other fund designated by GenOn Energy Holdings. At December 31, 2012 and 2011, GenOn Americas Generation had a net current notes receivable from GenOn Energy Holdings of $198 million and $129 million, respectively, related to its intercompany cash management program. For the periods from December 15, 2012 through December 31, 2012 and January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes.
Purchased Emission Allowances (GenOn Mid-Atlantic)
GenOn Energy Management maintains on behalf of GenOn Mid-Atlantic an inventory of certain purchased emission allowances related to the Regional Greenhouse Gas Initiative. The emission allowances are sold by GenOn Energy Management to GenOn Mid-Atlantic as they are needed for operations. GenOn Mid-Atlantic purchases emission allowances from GenOn Energy Management at GenOn Energy Management's original cost to purchase the allowances. For allowances that have been purchased by GenOn Energy Management from a GenOn Energy affiliate, the price paid by GenOn Energy Management is determined by market indices.
Emission allowances purchased from GenOn Energy Management that were utilized during the periods from December 15, 2012 through December 31, 2012 and January 1, 2012 through December 14, 2012 and during the years ended December 31, 2011 and 2010, were $1 million, $20 million, $26 million and $32 million, respectively, and are recorded in cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.
Operator of Leased Facilities (GenOn)
See Note 20, Commitments and Contingencies, for a discussion of the GenOn leased facilities (Conemaugh and Keystone) that GenOn also operates.

Note 20 — Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

Commitments

GenOn Mid-Atlantic Operating Leases

GenOn Mid-Atlantic leases a 100% interest in the Dickerson and Morgantown coal generation units and associated property through 2029 and 2034, respectively. GenOn Mid-Atlantic has an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. GenOn Mid-Atlantic accounts for these leases as operating leases and recognizes rent expense on a straight-line basis over the lease term. Rent expense totaled $3 million and $92 million for the period from December 15, 2012 through December 31, 2012 and for the period from January 1, 2012 through December 14, 2012, respectively, and totaled $96 million for the years ended December 31, 2011 and 2010. Rent expense is included in cost of operations. As of December 31, 2012 and 2011, GenOn Mid-Atlantic has paid $30 million and $482 million, respectively, of lease payments in excess of rent expense recognized, which is included in prepaid rent on the consolidated balance sheets. Of these amounts, $30 million and $96 million, respectively, is included in prepayments and other current assets (prepayments for GenOn).
For restrictions under these leases, see Note 12, Debt and Capital Leases.
As further described in Note 3, NRG Merger, as a result of pushdown accounting, GenOn Mid-Atlantic recorded the acquisition date fair value of the leasehold improvements of $493 million, classified in property, plant and equipment.  In addition, GenOn Mid-Atlantic recorded the acquisition date fair value of the leasehold interests, net of the present value of the lease obligation, equal to an out-of-market liability of $540 million, classified in out-of-market contracts.

Future minimum lease commitments under the GenOn Mid-Atlantic operating leases for the years ending after December 31, 2012, are as follows:

(In millions)
2013	$138
2014	131
2015	110
2016	150
2017	144
Thereafter	791
Total	$1,464

REMA Operating Leases (GenOn)

GenOn, through its subsidiary, REMA, leases a 100% interest in the Shawville coal generation facility through 2026, and expects to make payments under the Shawville lease through that date, and leases 16.45% and 16.67% interest in the Keystone and Conemaugh coal generation facilities, respectively, through 2034, and expects to make payments under the Keystone and Conemaugh leases through 2029. At the expiration of these leases, there are several renewal options related to fair value. GenOn accounts for these leases as operating leases and records lease expense on a straight-line basis over the lease term. Rent expense totaled $2 million, $33 million, $35 million and $3 million for the period from December 15, 2012 through December 31, 2012, for the period from January 1, 2012 through December 14, 2012, for the years ended December 31, 2011 and 2010, respectively, and is included in cost of operations. As of December 31, 2012 and 2011, GenOn has paid $0 and $18 million, respectively, of lease payments in excess of rent expense recognized, which is included in prepayments on the consolidated balance sheets.

GenOn operates the Conemaugh and Keystone generating facilities under five‑year agreements that expire in December 2015 that, subject to certain provisions and notifications, could be terminated annually with one year’s notice. GenOn is reimbursed by the other owners for the cost of direct services provided to the Conemaugh and Keystone facilities. Additionally, GenOn received fees of $1 million, $9 million, $10 million and $1 million for the period from December 15, 2012 through December 31, 2012, for the period from January 1, 2012 through December 14, 2012, for the years ended December 31, 2011 and 2010, respectively. These fees received, which are recorded as a reductions in cost of operations, are primarily used to cover REMA’s administrative support costs of providing these services.

For restrictions under these leases, see Note 12, Debt and Capital Leases.
As further described in Note 3, NRG Merger, as a result of pushdown accounting, GenOn recorded the acquisition date fair value of the leasehold improvements of $79 million, classified in property, plant and equipment.  In addition, GenOn recorded the acquisition date fair value of the leasehold interests, net of the present value of the lease obligation, equal to an out-of-market liability of $188 million, classified in out-of-market contracts.
Future minimum lease commitments under the REMA operating leases for the years ending after December 31, 2012, are as follows:

(In millions)
2013	$64
2014	63
2015	56
2016	61
2017	63
Thereafter	455
Total	$762
During 2011, GenOn completed an analysis of the cost of environmental controls required for the Shawville generating facility, including the installation of cooling towers. After evaluation of the forecasted energy and capacity prices, expected capital expenditures, operating costs, property taxes and other factors, GenOn concluded that the forecasted returns on investments necessary to comply with the environmental regulations are insufficient. Accordingly, GenOn plans to place the coal-fired units at the Shawville generating facility, which are leased, in a long-term protective layup in April 2015. Under the lease agreement for Shawville, GenOn's obligations generally are to pay the required rent and to maintain the leased assets in accordance with the lease documentation, including in compliance with prudent competitive electric generating industry practice and applicable laws. GenOn will continue to evaluate options under the lease, including termination of the lease for economic obsolescence, keeping the facility in long-term protective layup during the term of the lease, or continuing operations with a different fuel. See Note 9, Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities, for a discussion of other generating facilities that GenOn expects to deactivate in 2013, 2014 or 2015.

Other Operating Leases
The Registrants have commitments under other operating leases with various terms and expiration dates. Included in other operating leases is GenOn’s long-term lease for its corporate headquarters in Houston, Texas which expires in 2018. GenOn Mid-Atlantic has other operating leases which primarily relate to the Chalk Point generating facility. Rent expense for other operating leases is recorded to cost of operations or selling, general and administrative, as applicable, based on the nature of the lease.
The Registrants’ rent expense associated with other operating leases was as follows:

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
GenOn	$1	$15	$20	$10
GenOn Americas Generation	$—	$3	$7	$6
GenOn Mid-Atlantic	$—	$3	$7	$6
Future minimum lease commitments under the Registrants’ other operating leases for the years ending after December 31, 2012, are as follows:

	GenOn(a)	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2013	$23	$3	$3
2014	20	3	3
2015	18	3	3
2016	19	3	3
2017	17	3	2
Thereafter	21	9	9
Total	$118	$24	$23

(a)	Amounts in the table exclude future sublease income of $24 million associated with GenOn’s long-term lease for its corporate headquarters in Houston, Texas.
Fuel and Commodity Transportation Commitments

The Registrants have commitments under coal agreements and commodity transportation contracts, primarily related to natural gas and coal, of various quantities and durations. At December 31, 2012, the maximum remaining term under any individual fuel supply contract is 5 years and any transportation contract is 12 years.
As of December 31, 2012, the Registrants’ commitments under such outstanding agreements are estimated as follows:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2013	$470	$243	$242
2014	195	50	50
2015	138	18	17
2016	125	5	4
2017	116	1	—
Thereafter	171	5	—
Total	$1,215	$322	$313

LTSA Commitments (GenOn and GenOn Americas Generation)

LTSA commitments primarily relate to long-term service agreements that cover some periodic maintenance, including parts, on power generation turbines. The long-term maintenance agreements terminate from 2014 to 2038 based on turbine usage.

As of December 31, 2012, GenOn's and GenOn Americas Generation's commitments under such outstanding agreements are estimated as follows:

	GenOn	GenOn Americas Generation
		(In millions)
2013	$19	$2
2014	21	2
2015	24	2
2016	31	2
2017	41	1
Thereafter	337	33
Total	$473	$42
GenOn Marsh Landing (GenOn)
In May 2010, GenOn Marsh Landing entered into an EPC agreement with Kiewit for the construction of the Marsh Landing generating facility. Under the EPC agreement, Kiewit is to design and construct the Marsh Landing generating facility on a turnkey basis, including all engineering, procurement, construction, commissioning, training, start-up and testing. The lump sum cost of the EPC agreement is $511 million (including the $212 million total cost under the Siemens Turbine Generator Supply and Services Agreement which was assigned to Kiewit in connection with the execution of the EPC agreement). The lump sum cost excludes the reimbursement of California sales and use taxes due under the Siemens Turbine Generator Supply and Services Agreement. As of December 31, 2012, total cost incurred to date under the EPC agreement was $464 million. Remaining cost under the EPC agreement is $47 million and is expected to be incurred in 2013.
Other Commitments
The Registrants have other commitments under contractual arrangements with various terms and expiration dates. The Registrants' other commitments primarily include the operation and maintenance agreement and the fly ash sales agreement entered into by GenOn Mid-Atlantic in connection with its ash beneficiation facility. The ash beneficiation facility agreements will expire in 2031. GenOn Mid-Atlantic has other similar agreements for gypsum. In addition to the GenOn Mid-Atlantic agreements, GenOn has other commitments which primarily relate to its southern California generating facilities.
As of December 31, 2012, the Registrants’ other commitments are estimated as follows:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2013	$25	$11	$11
2014	19	12	12
2015	15	12	12
2016	14	12	12
2017	14	13	13
Thereafter	116	114	114
Total	$203	$174	$174

Contingencies

Set forth below is a description of the Registrants’ material legal proceedings. The Registrants believe that they have valid defenses to these legal proceedings and intend to defend them vigorously. Pursuant to the requirements of ASC 450, Contingencies, and related guidance, the Registrants record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. In addition, legal costs are expensed as incurred. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Registrants are unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Registrants’ liabilities and contingencies could be at amounts that are different from currently recorded reserves and that such difference could be material.

In addition to the legal proceedings noted below, the Registrants are party to other litigation or legal proceedings arising in the ordinary course of business. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect the Registrants’ respective consolidated financial position, results of operations, or cash flows.

Scrubber Contract Litigation

In January 2011, Stone & Webster, the EPC contractor for the scrubber projects at the Chalk Point, Dickerson and Morgantown generating facilities, filed two suits against GenOn Mid-Atlantic and one suit against GenOn Chalk Point (a subsidiary of GenOn Mid-Atlantic) in the U.S. District Court for the District of Maryland. Stone & Webster claimed that it had not been paid in accordance with the terms of the EPC agreements for the scrubber projects and sought liens against the properties, which the court granted. GenOn Mid-Atlantic disputed Stone & Webster’s allegations and in February 2011 filed a related action against Stone &Webster in the U.S. District Court for the Southern District of New York. The proceedings in Maryland were stayed pending resolution of the proceeding in New York.

In June 2012, GenOn Mid-Atlantic executed a settlement agreement with Stone & Webster. Under the terms of the settlement agreement, GenOn Mid-Atlantic agreed to pay Stone & Webster $107.1 million in settlement of all outstanding invoices and amounts claimed to be owed by Stone & Webster in connection with the construction of the scrubber projects. As part of the settlement, Stone & Webster released the $165.6 million in interlocutory liens that had been filed by Stone & Webster on the Chalk Point, Dickerson and Morgantown generating facilities. As a result of the release of the liens, GenOn Mid-Atlantic released the $165.6 million in reserved cash during June 2012. In connection with the settlement agreement, GenOn Mid-Atlantic dismissed the dispute filed in the U.S. District Court for the Southern District of New York.

GenOn Mid-Atlantic incurred $1.7 billion in capital expenditures from 2007 to 2012 for compliance with the Maryland Healthy Air Act.
Pending Natural Gas Litigation (GenOn)
GenOn is party to five lawsuits, several of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name a number of unaffiliated energy companies as parties. In July 2011, the judge in the U.S. District Court for the District of Nevada handling four of the five cases granted the defendants’ motion for summary judgment dismissing all claims against GenOn in those cases. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit. In September 2012, the State of Nevada Supreme Court handling one of the five cases affirmed dismissal by the Eighth Judicial District Court for Clark County, Nevada of all plaintiffs’ claims against GenOn. In February 2013, the plaintiffs filed a petition for certiorari to the U.S. Supreme Court. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.

Global Warming (GenOn)
In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a suit in the U.S. District Court for the Northern District of California against GenOn and 23 other electric generating and oil and gas companies. The lawsuit sought damages of up to $400 million for the cost of relocating the village allegedly because of global warming caused by the greenhouse gas emissions of the defendants. In late 2009, the District Court ordered that the case be dismissed and the plaintiffs appealed. In September 2012, the U.S. Court of Appeals for the Ninth Circuit dismissed plaintiffs’ appeal. In October 2012, the plaintiffs petitioned for en banc rehearing of the case; which petition was denied in November 2012. In February 2013, plaintiffs filed a petition with the U.S. Supreme Court seeking review of the decision from the U.S. Court of Appeals. GenOn believes claims such as this lack legal merit.
New Source Review Matters
The EPA and various states are investigating compliance of coal-fueled electric generating facilities with the pre-construction permitting requirements of the CAA known as “new source review.” Since 2000, the EPA has made information requests concerning the Avon Lake, Chalk Point, Cheswick, Conemaugh, Dickerson, Elrama, Keystone, Morgantown, New Castle, Niles, Portland, Potomac River, Shawville and Titus generating facilities. The Registrants continue to correspond with the EPA regarding some of these requests. The EPA agreed to share information relating to its investigations with state environmental agencies. In January 2009, GenOn received an NOV from the EPA alleging that past work at its Shawville, Portland and Keystone generating facilities violated regulations regarding new source review. In June 2011, GenOn received an NOV from the EPA alleging that past work at its Niles and Avon Lake generating facilities violated regulations regarding new source review.
In December 2007, the NJDEP sued GenOn in the U.S. District Court for the Eastern District of Pennsylvania, alleging that new source review violations occurred at the Portland generating facility. The suit seeks installation of “best available” control technologies for each pollutant, to enjoin GenOn from operating the generating facility if it is not in compliance with the CAA and civil penalties. The suit also names past owners of the plant as defendants. In March 2009, the Connecticut Department of Environmental Protection became an intervening party to the suit. GenOn thinks that the work listed by the EPA and the work subject to the NJDEP suit were conducted in compliance with applicable regulations. However, any final finding that GenOn violated the new source review requirements could result in fines or penalties. The case is currently scheduled for a liability trial on April 22, 2013.
In addition, the NJDEP filed two administrative petitions with the EPA in 2010 alleging that the Portland generating facility’s emissions were significantly contributing to nonattainment and/or interfering with the maintenance of certain NAAQS in New Jersey. In November 2011, the EPA published a final rule in response to one of the petitions that will require GenOn to reduce maximum allowable SO2 emissions from the two coal-fired units by about 60% starting in January 2013 and by about  80% starting in January 2015.  In January 2012, GenOn challenged the rule in the U.S. Court of Appeals for the Third Circuit. In 2013 and 2014, GenOn has several compliance options that include using lower sulfur coals (although this may at times reduce how much GenOn is able to generate) or running just one unit at a time. Starting in January 2015, these units will be subject to more stringent rate limits, which will require either material capital expenditures and higher operating costs or the retirement of these two units.
See Note 9, Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities, for a discussion of the coal-fired units that GenOn expects to deactivate.
Cheswick Class Action Complaint (GenOn)
In April 2012, a putative class action lawsuit was filed against GenOn in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents.  GenOn disputes these allegations.  Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief.  Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the plant. In July 2012, GenOn removed the lawsuit to the U.S. District Court for the Western District of Pennsylvania. In October 2012, the court granted GenOn’s motion to dismiss, which Plaintiffs have appealed to the U.S. Court of Appeals for the Third Circuit.
Cheswick Monarch Mine NOV (GenOn)
In 2008, the PADEP issued an NOV related to the Monarch mine located near the Cheswick generating facility. It has not been mined for many years. GenOn uses it for disposal of low-volume wastewater from the Cheswick generating facility and for disposal of leachate collected from ash disposal facilities. The NOV addresses the alleged requirement to maintain a minimum pumping volume from the mine. The PADEP indicated it may assess a civil penalty in excess of $100,000 GenOn contests the allegations in the NOV and has not agreed to such penalty. GenOn is currently planning capital expenditures in connection with wastewater from Cheswick and leachate from ash disposal facilities.

Conemaugh Alleged Clean Streams Law Violations (GenOn)
In September 2012, the PADEP filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that several violations of the Pennsylvania Clean Streams Law occurred at the Conemaugh generating facility. GenOn agreed to a consent decree to resolve the allegations and paid a civil penalty of $500,000. GenOn was responsible for 16.45% of this amount.
Ormond Beach Alleged Federal Clean Water Act Violations (GenOn)
In October 2012, the Wishtoyo Foundation, a California-based cultural and environmental advocacy organization, through its Ventura Coastkeeper Program, filed suit in the U.S. District Court for the Central District of California regarding alleged violations of the Clean Water Act associated with discharges of stormwater from the Ormond Beach generating facility. The Wishtoyo Foundation alleges that elevated concentrations of pollutants in stormwater discharged from the Ormond Beach generating facility are affecting adjacent aquatic resources in violation of (i) the Statewide General Industrial Stormwater permit (a general National Pollution Discharge Elimination System permit issued by the California State Water Resources Control Board that authorizes stormwater discharges from industrial facilities in California) and (ii) the state’s Porter-Cologne Water Quality Control Act. The Wishtoyo Foundation further alleges that GenOn has not implemented effective stormwater control and treatment measures and that GenOn has not complied with the sampling and reporting requirements of the General Industrial Stormwater permit. GenOn disputes these allegations.
Notice of Intent to File Citizens Suit
On January 25, 2013, Food & Water Watch, the Patuxent Riverkeeper and the Potomac Riverkeeper (Citizens Group) sent GenOn Mid-Atlantic a letter alleging that the Chalk Point, Dickerson and Morgantown generating facilities were violating the terms of three National Pollution Discharge Elimination System Permits by discharging nitrogen and phosphorous into the waters of the U.S. in excess of the limits in each permit. The Citizens Group threatens to bring a lawsuit if GenOn Mid-Atlantic does not bring itself into compliance within 60 days of the letter. The Citizens Group intends to seek civil penalties and injunctive relief against GenOn Mid-Atlantic if they file a lawsuit.
Maryland Fly Ash Facilities
GenOn Mid-Atlantic has three fly ash facilities in Maryland: Faulkner, Westland and Brandywine. GenOn Mid-Atlantic disposes of fly ash from the Morgantown and Chalk Point generating facilities at Brandywine. GenOn Mid-Atlantic disposes of fly ash from the Dickerson generating facility at Westland. GenOn Mid-Atlantic no longer disposes of fly ash at the Faulkner facility. As described below, the MDE has sued GenOn Mid-Atlantic regarding Faulkner, Brandywine and Westland. The MDE also had threatened not to renew the water discharge permits for all three facilities.
Faulkner Litigation. In May 2008, the MDE sued GenOn Mid-Atlantic in the Circuit Court for Charles County, Maryland alleging violations of Maryland’s water pollution laws at Faulkner. The MDE contended that the operation of Faulkner had resulted in the discharge of pollutants that exceeded Maryland’s water quality criteria and without the appropriate NPDES permit. The MDE also alleged that GenOn Mid-Atlantic failed to perform certain sampling and reporting required under an applicable NPDES permit. The MDE complaint requested that the court (i) prohibit continuation of the alleged unpermitted discharges, (ii) require GenOn Mid-Atlantic to cease from further disposal of any coal combustion byproducts at Faulkner and close and cap the existing disposal cells and (iii) assess civil penalties. In July 2008, GenOn Mid-Atlantic filed a motion to dismiss the complaint, arguing that the discharges are permitted by a December 2000 Consent Order. In January 2011, the MDE dismissed without prejudice its complaint and informed GenOn Mid-Atlantic that it intended to file a similar lawsuit in federal court. In May 2011, the MDE filed a complaint against GenOn Mid-Atlantic in the U.S. District Court for the District of Maryland alleging violations at Faulkner of the Clean Water Act and Maryland’s Water Pollution Control Law. The MDE contends that (i) certain of GenOn Mid-Atlantic's water discharges are not authorized by the existing permit and (ii) operation of the Faulkner facility has resulted in discharges of pollutants that violate water quality criteria. The complaint asks the court to, among other things, (i) enjoin further disposal of coal ash; (ii) enjoin discharges that are not authorized by the existing permit; (iii) require numerous technical studies; (iv) impose civil penalties and (v) award MDE attorneys’ fees. GenOn Mid-Atlantic disputes the allegations.
Brandywine Litigation. In April 2010, the MDE filed a complaint against GenOn Mid-Atlantic in the U.S. District Court for the District of Maryland asserting violations at Brandywine of the Clean Water Act and Maryland’s Water Pollution Control Law. The MDE contends that the operation of Brandywine has resulted in discharges of pollutants that violate Maryland’s water quality criteria. The complaint requests that the court, among other things, (i) enjoin further disposal of coal combustion waste at Brandywine, (ii) require GenOn Mid-Atlantic to close and cap the existing open disposal cells within one year, (iii) impose civil penalties and (iv) award MDE attorneys’ fees. GenOn Mid-Atlantic disputes the allegations. In September 2010, four environmental advocacy groups became intervening parties in the proceeding.

Westland Litigation. In January 2011, the MDE informed GenOn Mid-Atlantic that it intended to sue for alleged violations at Westland of Maryland’s water pollution laws, which suit was filed in the U.S. District Court for the District of Maryland in December 2012.
Permit Renewals. In March 2011, the MDE tentatively determined to deny GenOn Mid-Atlantic's application for the renewal of the water discharge permit for Brandywine, which could result in a significant increase in operating expenses for the Chalk Point and Morgantown generating facilities. The MDE also had indicated that it was planning to deny GenOn Mid-Atlantic’s applications for the renewal of the water discharge permits for Faulkner and Westland. Denial of the renewal of the water discharge permit for the latter facility could result in a significant increase in operating expenses for GenOn Mid-Atlantic's Dickerson generating facility.
Settlement. In June 2011, the MDE agreed to stay the litigation related to Faulkner and Brandywine while GenOn Mid-Atlantic pursued settlement of allegations related to the three Maryland ash facilities. MDE also agreed not to pursue its tentative denial of GenOn Mid-Atlantic’s application to renew the water discharge permit at Brandywine and agreed not to act on GenOn Mid-Atlantic’s renewal applications for Faulkner or Westland while GenOn Mid-Atlantic was discussing settlement. As a condition to obtaining the stay, GenOn Mid-Atlantic agreed in principle to pay a civil penalty of $1.9 million (for alleged past violations) to the MDE if GenOn Mid-Atlantic reaches a comprehensive settlement regarding all of the allegations related to the three Maryland ash facilities. GenOn Mid-Atlantic accrued $1.9 million during 2011 and an additional $0.6 million (for agreed prospective penalties while GenOn Mid-Atlantic implements the settlement) during the second quarter of 2012 for a total of $2.5 million. GenOn Mid-Atlantic also developed a technical solution, which includes installing synthetic caps on the closed cells of each of the three ash facilities. During 2011, GenOn Mid-Atlantic accrued $47 million for the estimated cost of the technical solution. GenOn Mid-Atlantic concluded settlement discussions with the MDE and signed a consent decree that when entered by the court will resolve these issues. In January 2013, the intervenors in the Brandywine case opposed entry of the consent decree. At this time, GenOn Mid-Atlantic cannot reasonably estimate the upper range of its obligations for remediating the sites because GenOn Mid-Atlantic has not (i) finished assessing each site including identifying the full impacts to both ground and surface water and the impacts to the surrounding habitat; (ii) finalized with the MDE the standards to which it must remediate; and (iii) identified the technologies required, if any, to meet the yet to be determined remediation standards at each site nor the timing of the design and installation of such technologies.
Brandywine Storm Damage and Ash Recovery
As a result of Hurricane Irene and Tropical Storm Lee in August and September 2011, an estimated 8,800 cubic yards of coal fly ash stored in one of the cells at the Brandywine ash disposal site flowed onto 18 acres of private property adjacent to the site.  During 2011, GenOn Mid-Atlantic accrued $10 million for the estimated costs to remove and clean up the ash.  GenOn Mid-Atlantic has removed the released ash from the private property and completed the remaining clean-up activities. GenOn Mid-Atlantic adjusted the estimate and reversed $4 million during the second quarter of 2012. During the third quarter of 2012, GenOn Mid-Atlantic received $2 million of insurance proceeds in connection with claims associated with the costs to remove and clean up the ash.
Brandywine Filling of Wetlands. While expanding and installing a liner at the Brandywine ash disposal site, GenOn Mid-Atlantic inadvertently filled wetlands without having all of the requisite permits. The MDE also has alleged that GenOn Mid-Atlantic violated the notice requirements of its sediment and erosion control plan. In July 2012, the MDE filed a complaint in the Circuit Court for Prince George’s County, Maryland for civil penalties and injunctive relief in connection with the storm damage and the filling of the wetlands. GenOn Mid-Atlantic settled these matters by paying a fine of $300,000 in December 2012.

Ash Disposal Facility Closures
The Registrants are responsible for environmental costs related to the future closures of several ash disposal facilities. The Registrants have accrued the following estimated discounted costs associated with these environmental liabilities as part of its asset retirement obligations:

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011

GenOn(a)	$55	$38
GenOn Americas Generation	$19	$14
GenOn Mid-Atlantic	$17	$12
(a) GenOn has deposits for the benefit of the State of Pennsylvania to guarantee its obligations related to future closures of certain coal ash landfill sites, of $28 million and $26 million as of December 31, 2012 and 2011, respectively.

These amounts are exclusive of the $47 million accrual for the technical solution for the three ash facilities in Maryland discussed above.

New Jersey Remediation Obligations (GenOn)
GenOn is responsible under the Industrial Site Recovery Act for environmental costs related to site contamination investigations and remediation requirements at four generating facilities in New Jersey. GenOn has accrued the estimated long-term liability for the remediation costs of $6 million at December 31, 2012 and 2011, respectively.
GenOn has deposits for the benefit of the State of New Jersey to satisfy its obligations to remediate site contamination under the Industrial Site Recovery Act of $8 million as of December 31, 2012 and 2011, respectively.

Chapter 11 Proceedings (GenOn and GenOn Americas Generation)

In July 2003, and various dates thereafter, the Mirant Debtors filed voluntary petitions in the Bankruptcy Court for relief under Chapter 11 of the U.S. Bankruptcy Code. GenOn Energy Holdings and most of the other Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors emerged from bankruptcy on various dates in 2007. Approximately 461,000 of the shares of GenOn Energy Holdings common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Upon the Mirant/RRI Merger, those reserved shares converted into a reserve for approximately 1.3 million shares of GenOn common stock. Upon the NRG Merger, those reserved shares converted into a reserve for approximately 159,000 shares of NRG common stock. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of common stock, cash, or both as previously allowed claims, regardless of the price at which the common stock is trading at the time the claim is resolved. If the aggregate amount of any such payouts results in the number of reserved shares being insufficient, additional shares of common stock may be issued to address the shortfall.

Actions Pursued by MC Asset Recovery (GenOn)
Under the Plan, the rights to certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings. MC Asset Recovery is now governed by a manager who is independent of GenOn. Under the Plan, any cash recoveries obtained by MC Asset Recovery from the actions transferred to it, net of fees and costs incurred in prosecuting the actions, are to be paid to the unsecured creditors of GenOn Energy Holdings in the Chapter 11 proceedings and the holders of the equity interests in GenOn Energy Holdings immediately prior to the effective date of the Plan except where such a recovery results in an allowed claim in the bankruptcy proceedings, as described below. MC Asset Recovery is a disregarded entity for income tax purposes; NRG, GenOn and GenOn Energy Holdings are responsible for income taxes related to its operations. The Plan provides that GenOn Energy Holdings may not reduce payments to be made to unsecured creditors and former holders of equity interests from recoveries obtained by MC Asset Recovery for the taxes owed by GenOn Energy Holdings, if any, on any net recoveries up to $175 million. If the aggregate recoveries exceed $175 million net of costs, then GenOn Energy Holdings may reduce the payments by the amount of any taxes it will owe or NOLs it may utilize with respect to taxable income resulting from the amount in excess of $175 million.

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
In March 2009, Southern Company and MC Asset Recovery entered into a settlement agreement resolving claims asserted by MC Asset Recovery in a suit that was pending in the U.S. District Court for the Northern District of Georgia. Southern Company paid $202 million to MC Asset Recovery in settlement of all claims asserted in the litigation. MC Asset Recovery used a portion of that payment to pay fees owed to the managers of MC Asset Recovery and other expenses of MC Asset Recovery not previously funded by GenOn Energy Holdings, and it retained $47 million from that payment to fund future expenses and to apply against unpaid expenditures. MC Asset Recovery distributed the remaining $155 million to GenOn Energy Holdings. In accordance with the Plan, GenOn Energy Holdings retained approximately $52 million of that distribution as reimbursement for the funds it had provided to MC Asset Recovery and costs it incurred related to MC Asset Recovery that had not been previously reimbursed. GenOn Energy Holdings recognized the $52 million as a reduction of operations and maintenance expense during 2009. Pursuant to MC Asset Recovery’s Limited Liability Company Agreement and an order of the Bankruptcy Court dated October 31, 2006, GenOn Energy Holdings distributed $2 million to the managers of MC Asset Recovery. In September 2009, the remaining approximately $101 million of the amount recovered by MC Asset Recovery was distributed pursuant to the terms of the Plan. Following these distributions, GenOn Energy Holdings has no further obligation to provide funding to MC Asset Recovery. As a result, GenOn Energy Holdings reversed its remaining accrual of $10 million of funding obligations as a reduction in operations and maintenance expense for 2009. GenOn does not expect to owe any taxes related to the MC Asset Recovery settlement with Southern Company.
Based on a stipulation entered by the Bankruptcy Court in December 2011 and pursuant to the terms of the Plan and the MC Asset Recovery Limited Liability Company Agreement, during March 2012, GenOn Energy Holdings distributed $26 million of the $47 million in funds that had been previously retained by MC Asset Recovery.
One of the two remaining actions transferred to MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks (the Commerzbank Defendants) for alleged fraudulent transfers that occurred prior to the filing of GenOn Energy Holdings’ bankruptcy proceedings. In its amended complaint, MC Asset Recovery alleges that the Commerzbank Defendants in 2002 and 2003 received payments totaling approximately 153 million Euros directly or indirectly from GenOn Energy Holdings under a guarantee provided by GenOn Energy Holdings in 2001 of certain equipment purchase obligations. MC Asset Recovery alleges that at the time GenOn Energy Holdings provided the guarantee and made the payments to the Commerzbank Defendants, GenOn Energy Holdings was insolvent and did not receive fair value for those transactions. In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery’s complaint against the Commerzbank Defendants. In January 2011, MC Asset Recovery appealed the U.S. District Court’s dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit. In March 2012, the U.S. Court of Appeals for the Fifth Circuit reversed the U.S. District Court’s dismissal and reinstated MC Asset Recovery’s amended complaint against the Commerzbank Defendants. If MC Asset Recovery succeeds in obtaining any recoveries on these avoidance claims, the Commerzbank Defendants have asserted that they will seek to file claims in GenOn Energy Holdings’ bankruptcy proceedings for the amount of those recoveries. GenOn Energy Holdings would vigorously contest the allowance of any such claims on the ground that, among other things, the recovery of such amounts by MC Asset Recovery does not reinstate any enforceable pre-petition obligation that could give rise to a claim. If such a claim were to be allowed by the Bankruptcy Court as a result of a recovery by MC Asset Recovery, then the Plan provides that the Commerzbank Defendants are entitled to the same distributions as previously made under the Plan to holders of similar allowed claims. Holders of previously allowed claims similar in nature to the claims that the Commerzbank Defendants would seek to assert have received 43.87 shares of GenOn Energy Holdings common stock for each $1,000 of claim allowed by the Bankruptcy Court. If the Commerzbank Defendants were to receive an allowed claim as a result of a recovery by MC Asset Recovery on its claims against them, the order entered by the Bankruptcy Court in December 2005, confirming the Plan provides that GenOn Energy Holdings would retain from the net amount recovered by MC Asset Recovery an amount equal to the dollar amount of the resulting allowed claim rather than distribute such amount to the unsecured creditors and former equity holders as described above.

Texas Franchise Audit (GenOn)
In 2008 and 2009, the State of Texas, as a result of its audit, issued franchise tax assessments against GenOn indicating an underpayment of franchise tax of $72 million (including interest and penalties through December 31, 2012 of $29 million). These assessments are related primarily to a claim by Texas that would change the sourcing of intercompany receipts for the years 2000 through 2006, thereby increasing the amount of tax due to Texas. GenOn disagrees with most of the State’s assessment and its determination of the related tax liability. Given the disagreement with the State’s position, GenOn has accrued a portion of the liability but has protested the entire assessment and is currently in the administrative appeals process. If GenOn does not fully resolve or come to satisfactory settlement of the protested issues, then GenOn could pay up to the entire amount of the assessed tax, penalties and interest. GenOn intends to defend fully its position in the administrative appeals process and if such defense requires litigation, would be required to pay the full assessment and sue for refund.
Purported Class Actions related to July 22, 2012 Announcement of NRG Merger Agreement (GenOn)
GenOn has been named as a defendant in eight purported class actions pending in Texas and Delaware, related to its announcement of its agreement for NRG to acquire all outstanding shares of GenOn. These cases have been consolidated into one state court case in each of Delaware and Texas and a federal court case in Texas. The plaintiffs generally allege breach of fiduciary duties, as well as conspiracy, aiding and abetting breaches of fiduciary duties. Plaintiffs are generally seeking to: be certified as a class; enjoin the merger; direct the defendant to exercise their fiduciary duties; rescind the acquisition and be awarded attorneys' fees and costs and other relief that the court deems appropriate. Plaintiffs have demanded that there be additional disclosures regarding the merger terms. On October 24, 2012, the parties to the Delaware state court case executed a Memorandum of Understanding to resolve the Delaware purported class action lawsuit.

Note 21 — Regulatory Matters (GenOn, GenOn Americas Generation, GenOn Mid-Atlantic)

The Registrants operate in a highly regulated industry and are subject to regulation by various federal and state agencies. As such, the Registrants are affected by regulatory developments at both the federal and state levels and in the regions in which they operate. In addition, the Registrants are subject to the market rules, procedures, and protocols of the various ISO markets in which they participate. These power markets are subject to ongoing legislative and regulatory changes that may impact the Registrants.

In addition to the regulatory proceedings noted below, the Registrants are a party to other regulatory proceedings arising in the ordinary course of business or have other regulatory exposure. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect the Registrants’ respective consolidated financial position, results of operations, or cash flows.

East Region (GenOn)
Reliability Must Run Agreements for Elrama and Niles — In May 2012, GenOn filed with the FERC an RMR rate schedule governing operation of unit 4 of the Elrama generating facility and unit 1 of the Niles generating facility.  PJM determined that each of these units was needed past their planned deactivation date of June 1, 2012 to maintain transmission system reliability on the PJM system pending the completion of transmission upgrades.  The RMR rate schedule sets forth the terms, conditions and cost-based rates under which GenOn operated the units for reliability purposes through September 30, 2012, the date PJM indicated the units would no longer be needed for reliability.  In July 2012, the FERC accepted GenOn's RMR rate schedule subject to hearing and settlement procedures.  In the settlement discussions ordered by the FERC or in any subsequent hearing, GenOn's RMR rate schedule may be modified from that which was filed.  The rates GenOn charged are subject to refund pending a ruling or settlement.

Note 22 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

The Registrants are subject to a wide range of federal, state and local environmental laws in the development, ownership, construction and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and maintained during the operation of power plants. Environmental laws have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry will face new requirements to address air emissions, climate change, ash (and other waste), water use, water discharges, and threatened and endangered species. In general, future laws are expected to require adding emission controls or other environmental controls or impose restrictions on the Registrants' operations. Complying with environmental requirements involves significant capital and operating expenses. The Registrants decide to invest capital for environmental controls based on relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital.

Environmental Capital Expenditures

Based on current rules, technology and plans as well as preliminary plans based on proposed rules, GenOn estimates that environmental capital expenditures from 2013 through 2017 required to meet GenOn's regulatory environmental commitments will be approximately $232 million for GenOn, which includes $46 million for GenOn Americas Generation. The amount for GenOn Americas Generation includes $4 million for GenOn Mid-Atlantic. These costs are primarily associated with controls to satisfy mercury and air toxics standards as well as NOx controls. The Registrants continue to explore cost effective compliance alternatives to reduce costs.

Environmental Litigation

See Note 20, Commitments and Contingencies – Contingencies, for additional legal proceedings and further discussion of the Registrants’ environmental contingencies.

Note 23 — Guarantees (GenOn and GenOn Americas Generation)

GenOn and GenOn Americas Generation and their respective subsidiaries enter into various contracts that include indemnification and guarantee provisions as a routine part of their business activities. Examples of these contracts include asset purchases and sale agreements, commodity sale and purchase agreements, retail contracts, EPC agreements, operation and maintenance agreements, service agreements, settlement agreements, and other types of contractual agreements with vendors and other third parties, as well as affiliates. These contracts generally indemnify the counterparty for tax, environmental liability, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. In some cases, GenOn’s and GenOn Americas Generation’s maximum potential liability cannot be estimated, since the underlying agreements contain no limits on potential liability.

The following table summarizes the maximum potential exposures that can be estimated for guarantees, indemnities, and other contingent liabilities by maturity:

GenOn

	Successor					Predecessor
	By Remaining Maturity at December 31,					December 31,
	2012					2011
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)					(In millions)

Letters of credit and surety bonds	$132	$—	$—	$—	$132	$442
Commercial sales arrangements	101	51	—	137	289	401
Other guarantees	—	—	—	117	117	182
Total guarantees	$233	$51	$—	$254	$538	$1,025

GenOn Americas Generation

	Successor					Predecessor
	By Remaining Maturity at December 31,					December 31,
	2012					2011
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)					(In millions)

Surety bonds	$7	$—	$—	$—	$7	$6
Commercial sales arrangements	8	8	—	—	16	24
Other guarantees	—	—	—	—	—	63
Total guarantees	$15	$8	$—	$—	$23	$93

Letters of credit and surety bonds — As of December 31, 2012, GenOn and GenOn Americas Generation and their respective subsidiaries were contingently obligated for a total of $52 million and $7 million under surety bonds, respectively. In addition, $261 million of letters of credit were issued under the NRG credit agreement with GenOn. See Note 19, Related Party Transactions. Of those letters of credit, $166 million were issued on behalf of GenOn Americas Generation's subsidiaries and $51 million were issued in support of the GenOn Marsh Landing project. Most of these letters of credit are issued in support of their obligations to perform under commodity agreements and surety bonds are issued for financing or other arrangements. A majority of these surety bonds expire within one year of issuance, and it is typical for GenOn and GenOn Americas Generation to renew them on similar terms. At December 31, 2012, GenOn Energy Holdings has issued $80 million of cash‑collateralized letters of credit in support of the Marsh Landing project. GenOn Marsh Landing also entered into a credit agreement which includes a $50 million senior secured letter of credit facility to support GenOn Marsh Landing’s debt service reserve requirements and a $100 million senior secured letter of credit facility to support GenOn Marsh Landing’s contractual requirements under its PPA with PG&E, under which no letters of credit were outstanding at December 31, 2012. At December 31, 2012 and 2011, $4 million and $1 million, respectively, of GenOn’s surety bonds are related to credit support for the transmission upgrades PG&E will be making in order to connect the Marsh Landing generating facility to the power grid.

Commercial sales arrangements — In connection with the purchase and sale of fuel, emission allowances and power generation products to and from third parties with respect to the operation of some of GenOn’s and GenOn Americas Generation’s generation facilities in the U.S., they may be required to guarantee a portion of the obligations of certain of their subsidiaries. These obligations may include liquidated damages payments or other unscheduled payments. At December 31, 2012, GenOn is contingently obligated for a total of $122 million under such guarantees issued on behalf of GenOn Americas Generation's subsidiaries. GenOn and GenOn Americas Generation do not believe that they will be required to make any material payments under these commercial sales agreements.

Other guarantees — GenOn and GenOn Americas Generation have issued guarantees of obligations that their subsidiaries may incur as a provision for environmental site remediation, payment of debt obligations, rail car leases, performance under purchase, EPC and operating and maintenance agreements. In addition, at December 31, 2012, GenOn Energy Holdings has issued $18 million of guarantees on behalf of a GenOn Americas Generation subsidiary related to settlement agreement obligations. GenOn has also guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the CenterPoint guarantee is $56 million at December 31, 2012 (included in the table above) and $3 million is recorded in the GenOn balance sheet for this item. GenOn and GenOn Americas Generation do not believe that they will be required to make any material payments under these guarantees.
Other indemnities — Other indemnifications GenOn and GenOn Americas Generation have provided cover operational, tax, litigation and breaches of representations, warranties and covenants. GenOn and GenOn Americas Generation have also indemnified, on a routine basis in the ordinary course of business, financing parties, consultants or other vendors who have provided services to them. GenOn’s and GenOn Americas Generation’s maximum potential exposure under these indemnifications can range from a specified dollar amount to an indeterminate amount, depending on the nature of the transaction. Total maximum potential exposure under these indemnifications is not estimable due to uncertainty as to whether claims will be made or how they will be resolved. GenOn and GenOn Americas Generation do not believe that they will be required to make any material payments under these indemnity provisions.

Because many of the guarantees and indemnities GenOn and GenOn Americas Generation issue to third parties and affiliates do not limit the amount or duration of their obligations to perform under them, there exists a risk that GenOn or GenOn Americas Generation may have obligations in excess of the amounts described above. For those guarantees and indemnities that do not limit the liability exposure, it may not be possible to estimate what GenOn’s or GenOn Americas Generation’s liability would be, until a claim is made for payment or performance, due to the contingent nature of these contracts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholder
GenOn Energy, Inc.:

Under date of February 27, 2013, we reported on the consolidated balance sheets of GenOn Energy, Inc. and subsidiaries as of December 31, 2012 (Successor) and December 31, 2011 (Predecessor), and the related consolidated statements of operations, comprehensive loss, stockholder’s equity and cash flows for the periods from December 15, 2012 to December 31, 2012 (Successor period), and from January 1, 2012 to December 14, 2012 (Predecessor period) and for each of the years in the two-year period ended December 31, 2011 (Predecessor periods). These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in note 3 to the consolidated financial statements, effective December 15, 2012, NRG Energy, Inc. acquired all of the outstanding stock of GenOn Energy, Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.
/s/ KPMG LLP
Houston, Texas
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Member
GenOn Americas Generation, LLC:

Under date of February 27, 2013, we reported on the consolidated balance sheets of GenOn Americas Generation, LLC and subsidiaries as of December 31, 2012 (Successor) and December 31, 2011 (Predecessor), and the related consolidated statements of operations, member’s equity and cash flows for the periods from December 15, 2012 to December 31, 2012 (Successor period), and from January 1, 2012 to December 14, 2012 (Predecessor period) and for each of the years in the two-year period ended December 31, 2011 (Predecessor periods). These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in note 3 to the consolidated financial statements, effective December 15, 2012, NRG Energy, Inc. acquired all of the outstanding stock of GenOn Energy, Inc., parent company of GenOn Americas Generation, LLC, in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.
/s/ KPMG LLP
Houston, Texas
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
GenOn Mid-Atlantic, LLC:

Under date of February 27, 2013, we reported on the consolidated balance sheets of GenOn Mid-Atlantic, LLC and subsidiaries as of December 31, 2012 (Successor) and December 31, 2011 (Predecessor), and the related consolidated statements of operations, member’s equity and cash flows for the periods from December 15, 2012 to December 31, 2012 (Successor period), and from January 1, 2012 to December 14, 2012 (Predecessor period) and for each of the years in the two-year period ended December 31, 2011 (Predecessor periods). These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in note 3 to the consolidated financial statements, effective December 15, 2012, NRG Energy, Inc. acquired all of the outstanding stock of GenOn Energy, Inc., parent company of GenOn Mid-Atlantic, LLC, in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.
/s/ KPMG LLP
Houston, Texas
February 27, 2013

Schedule I
GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	December 15, 2012 through	January 1, 2012 through
	December 31, 2012	December 14, 2012	2011	2010
	(In millions)	(In millions)
Operating Income/(Loss)	$—	$—	$—	$—
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	(69)	(260)	(44)	(226)
Other income/(expense), net	4	79	(1)	—
Interest expense	(7)	(217)	(144)	(9)
Total other expense	(72)	(398)	(189)	(235)
Loss before income taxes	(72)	(398)	(189)	(235)
Income tax expense/(benefit)	—	16	—	(2)
Net loss	$(72)	$(414)	$(189)	$(233)

The accompanying notes are an integral part of GenOn Energy, Inc.’s condensed financial information.

Schedule I
GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$530	$659
Accounts receivable — affiliate	10	86
Notes receivable — affiliate	1,119	1,190
Interest receivable — affiliate	125	—
Taxes receivable and other current assets	124	33
Total current assets	1,908	1,968
Other Assets
Investment in subsidiaries	424	4,590
Notes receivable — affiliate	1,003	1,003
Other non-current assets	—	104
Total other assets	1,427	5,697
Total Assets	$3,335	$7,665

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt	$—	$(2)
Accrued taxes	41	25
Accrued expenses and other current liabilities	31	50
Total current liabilities	72	73
Other Liabilities
Long-term debt, net of current portion	2,849	2,475
Other non-current liabilities	1	—
Total non-current liabilities	2,850	2,475
Total Liabilities	2,922	2,548
Commitments and Contingencies
Stockholder's Equity:
Preferred stock: no shares authorized and issued at December 31, 2012; $0.001 par value, 125,000,000 shares authorized, no shares issued at December 31, 2011	—	—
Common stock: $0.001 par value, 1 share authorized and issued at December 31, 2012; $0.001 par value, 2.0 billion shares authorized, 771,692,734 shares issued at December 31, 2011	—	1
Additional paid-in capital	483	7,449
Accumulated deficit	(72)	(2,163)
Accumulated other comprehensive income/(loss)	2	(170)
Total Stockholder’s Equity	413	5,117
Total Liabilities and Stockholder’s Equity	$3,335	$7,665

The accompanying notes are an integral part of GenOn Energy, Inc.’s condensed financial information.

Schedule I

GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Cash Flows from Operating Activities
Net cash used by operating activities	$(66)	$(134)	$(59)	$(39)
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	—	—	—	689
Issuance/(payment) of notes receivables–affiliate	25	46	137	(1,049)
Cash retained by GenOn Energy Holdings	—	—	—	(1,432)
Restricted funds on deposit, net	—	—	286	(286)
Net cash provided/(used) by investing activities	25	46	423	(2,078)
Cash Flows from Financing Activities
Payment for treasury stock	—	—	—	(11)
Proceeds from exercises of stock options	—	—	3	1
Proceeds from issuance of long-term debt	—	—	—	1,203
Proceeds from issuance of debt–affiliate	—	—	—	3
Payment of deferred debt issuance costs	—	—	—	(25)
Payments of short and long-term debt	—	—	(285)	—
Net cash provided/(used) by financing activities	—	—	(282)	1,171
Net Increase/(Decrease) in Cash and Cash Equivalents	(41)	(88)	82	(946)
Cash and Cash Equivalents at Beginning of Period	571	659	577	1,523
Cash and Cash Equivalents at End of Period	$530	$571	$659	$577

Supplemental Disclosures
Cash paid for interest, net of amounts capitalized	$50	$169	$224	$60
Cash paid for income taxes (net of refunds received)	$—	$34	$(3)	$(1)

Supplemental Disclosures for Non‑Cash Investing and Financing Activities
Conversion to equity of notes receivables from subsidiaries	$—	$—	$—	$(87)
Conversion to equity of notes payable to subsidiaries	$—	$—	$—	$3

The accompanying notes are an integral part of GenOn Energy, Inc.’s condensed financial information.

Schedule I

GENON ENERGY, INC. (PARENT)
NOTES TO REGISTRANTS’ CONDENSED FINANCIAL STATEMENTS

1.	Background and Basis of Presentation
Background
The condensed parent company financial statements have been prepared in accordance with Rule 12‑04, Schedule I of Regulation S‑X, as the restricted net assets of GenOn Energy Inc.’s subsidiaries exceed 25 percent of the consolidated net assets of GenOn Energy, Inc. These statements should be read in conjunction with the consolidated statements and notes thereto of the Registrants.
RRI Energy (a Delaware corporation) changed its name from Reliant Energy, Inc. effective May 2009 in connection with the sale of its retail business. GenOn changed its name from RRI Energy effective December 3, 2010 in connection with the merger with Mirant. “GenOn” refers to GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries, after giving effect to the Mirant/RRI Merger.
NRG Merger
On July 20, 2012, GenOn entered into the NRG Merger Agreement with NRG and a direct wholly-owned subsidiary of NRG. Upon the terms and subject to the conditions set forth in the NRG Merger Agreement, which was approved by the boards of directors of GenOn and NRG, a wholly-owned subsidiary of NRG merged with and into GenOn, with GenOn continuing as the surviving corporation and a wholly-owned subsidiary of NRG.
Upon closing of the NRG Merger, each issued and outstanding share of GenOn’s common stock automatically converted into the right to receive 0.1216 shares of common stock of NRG based on the NRG Merger Exchange Ratio. All outstanding stock options (other than options granted in 2012) immediately vested and all outstanding stock options generally converted upon completion of the NRG Merger into stock options with respect to NRG common stock, after giving effect to the NRG Merger Exchange Ratio. In addition, all outstanding restricted stock units (other than restricted stock units granted in 2012) immediately vested and all outstanding restricted stock units were exchanged for the NRG Merger consideration. All outstanding stock options and unvested restricted stock units granted in 2012 will vest per the terms and conditions of the grant, and if the holder is terminated, upon the holder’s termination date if the termination is as a result of the NRG Merger and within two years of the closing date. See Note 3, NRG Merger, to the Registrants’ consolidated financial statements.

Mirant/RRI Merger
On December 3, 2010, Mirant and RRI Energy completed the Mirant/RRI Merger. Upon completion of the Mirant/RRI Merger, RRI Energy Holdings, Inc., a direct and wholly-owned subsidiary of RRI Energy merged with and into Mirant, with Mirant continuing as the surviving corporation and a wholly-owned subsidiary of RRI Energy. Additionally, upon the closing of the Mirant/RRI Merger, RRI Energy was renamed GenOn. See Note 4, Mirant/RRI Merger in the consolidated financial statements of the Registrants.
Basis of Presentation
Upon completion of the Mirant/RRI Merger, Mirant stockholders had a majority of the voting interest in the combined company. Although RRI Energy issued shares of RRI Energy common stock to Mirant stockholders to effect the Mirant/RRI Merger, the Mirant/RRI Merger was accounted for as a reverse acquisition under the acquisition method of accounting. Under the acquisition method of accounting, Mirant is treated as the accounting acquirer and RRI Energy is treated as the acquired company for financial reporting purposes. As such, the condensed financial statements of GenOn Energy, Inc. (parent) include the results of GenOn Energy, Inc. for the periods from December 3, 2010, and include the results of GenOn Energy Holdings (former parent) through December 2, 2010. The condensed financial statements presented herein for periods ended prior to the closing of the Mirant/RRI Merger (and any other financial information presented herein with respect to such pre‑merger dates, unless otherwise specified) are the condensed financial statements and other financial information of Mirant.
Equity in income/loss of affiliates consists of earnings of direct subsidiaries of GenOn Energy, Inc. (parent).

Predecessor and Successor Reporting

Upon completion of the NRG Merger, NRG stockholders had a majority of the voting interest in the combined company. The NRG Merger is accounted for under the acquisition method of accounting. Under the acquisition method of accounting, NRG is treated as the accounting acquirer and GenOn is treated as the acquired company for financial reporting purposes. As such, the assets and liabilities of GenOn Energy, Inc. were recorded at their respective fair values as of the NRG Merger date. Fair value adjustments related to the NRG Merger have been pushed down to GenOn Energy, Inc., resulting in certain assets and liabilities of the Registrants being recorded at fair value at December 15, 2012. See Note 3, NRG Merger, to the Registrants’ consolidated financial statements for further discussion.

As a result of the impact of pushdown accounting, the financial statements and certain note presentations separate GenOn Energy, Inc.’s presentations into two distinct periods, the period before the consummation of the NRG Merger (labeled predecessor) and the period after that date (labeled successor), to indicate the application of different basis of accounting between the periods presented.

Cash Dividends Received
During the periods from December 15, 2012 through December 31, 2012 and January 1, 2012 through December 14, 2012, GenOn Energy, Inc. did not receive any cash dividends from its subsidiaries. For the years ended December 31, 2011 and 2010, GenOn Energy, Inc. received cash dividends from its subsidiaries of $100 million and $112 million, respectively.

2.	Long-Term Debt
For a discussion of GenOn Energy, Inc.’s long-term debt, see Note 12, Debt and Capital Leases, to the Registrants’ consolidated financial statements.
Debt maturities of GenOn Energy, Inc. as of December 31, 2012 are (in millions):

2013	$—
2014	575
2015	—
2016	—
2017	725
Thereafter	1,225
Total	$2,525

3.	Commitments, Contingencies and Guarantees
See Notes 17, Income Taxes and 20, Commitments and Contingencies to the Registrants’ consolidated financial statements for a detailed discussion of GenOn Energy, Inc.’s contingencies.
As of December 31, 2012, GenOn Energy, Inc. had $322 million of guarantees, which are included in Note 23, Guarantees, to the Registrants’ consolidated financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
GENON ENERGY, INC. AND SUBSIDIARIES

For the Periods from December 15, 2012 through December 31, 2012 and from January 1, 2012 through
December 14, 2012 and for the Years Ended December 31, 2011 and 2010

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Successor
December 15, 2012 through December 31, 2012	$4	$—	$—	$—		$4
Predecessor
January 1, 2012 through December 14, 2012	48	—	—	(43)	(b)	5
2011	21	42	—	(15)	(b)	48
2010	13	27	—	(19)	(b)	21

Income tax valuation allowance, deducted from deferred tax assets
Successor
December 15, 2012 through December 31, 2012	$2,300	$—	$24	$—		$2,324
Predecessor
January 1, 2012 through December 14, 2012	1,819	—	165	—		1,984
2011	1,636	—	183	—		1,819
2010	1,088	—	548	—		1,636

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

(b)	Deductions consisted primarily of reversals of credit reserves for derivative contract assets.

Schedule I
GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	December 15, 2012 through	January 1, 2012 through
	December 31, 2012	December 14, 2012	2011	2010
	(In millions)	(In millions)
Operating Income	$—	$—	$—	$—
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	—	(11)	102	(276)
Other expense, net	—	—	—	(120)
Interest expense	(3)	(69)	(86)	1
Total other income/(expense)	(3)	(80)	16	(395)
Income/(Loss) before income taxes	(3)	(80)	16	(395)
Income tax expense	—	—	—	1
Net income/(loss)	$(3)	$(80)	$16	$(396)

The accompanying notes are an integral part of GenOn Americas Generation, LLC’s condensed financial information.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS

	Successor	Predecessor
	As of December 31, 2012	As of December 31, 2011
	(In millions)	(In millions)
ASSETS
Current Assets
Accounts receivable	$1	$—
Total current assets	1	—
Property, Plant and Equipment
In service	11	6
Under construction	1	3
Total property, plant and equipment	12	9
Less accumulated depreciation	(1)	(1)
Net property, plant and equipment	11	8
Other Assets
Investment in subsidiaries	1,872	4,827
Other non-current assets	5	6
Total other assets	1,877	4,833
Total Assets	$1,889	$4,841

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable — affiliate	$1	$—
Note payable — affiliate	12	12
Accrued expenses and other current liabilities	16	16
Total current liabilities	29	28
Other Liabilities
Long-term debt	848	848
Total non-current liabilities	848	848
Total Liabilities	877	876
Commitments and Contingencies
Member's Equity
Member's interest	1,012	3,965
Total member's equity	1,012	3,965
Total Liabilities and Member's Equity	$1,889	$4,841

The accompanying notes are an integral part of GenOn Americas Generation, LLC’s condensed financial information.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011	2010
	(In millions)	(In millions)
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$215	$32	$221
Cash Flows from Investing Activities
Capitalized interest	—	(3)	(3)	—
Capital contributions	—	—	(30)	(1,079)
Net cash used by investing activities	—	(3)	(33)	(1,079)
Cash Flows from Financing Activities
Issuance of notes payable–affiliate	—	—	12	—
Redemption of preferred stock in affiliate	—	—	—	150
Capital contributions	—	18	474	1,079
Distributions to member	—	(230)	(100)	(222)
Payments of short and long-term debt	—	—	(535)	—
Net cash provided/(used) by financing activities	—	(212)	(149)	1,007
Net Increase/(Decrease) in Cash and Cash Equivalents	—	—	(150)	149
Cash and Cash Equivalents at Beginning of Period	—	—	150	1
Cash and Cash Equivalents at End of Period	$—	$—	$—	$150

Supplemental Disclosures
Cash paid for interest, net of amounts capitalized	$—	$72	$94	$119

Supplemental Disclosures for Non‑Cash Investing and Financing Activities
Conversion to equity of notes payable to subsidiaries	$—	$—	$2	$93

The accompanying notes are an integral part of GenOn Americas Generation, LLC’s condensed financial information.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
NOTES TO REGISTRANTS’ CONDENSED FINANCIAL STATEMENTS

1.	Background and Basis of Presentation
Background
The condensed parent company financial statements have been prepared in accordance with Rule 12‑04, Schedule I of Regulation S‑X, as the restricted net assets of GenOn Americas Generation, LLC’s subsidiaries exceed 25 percent of the consolidated net assets of GenOn Americas Generation, LLC. These statements should be read in conjunction with the consolidated statements and notes thereto of the Registrants.
GenOn Americas Generation, LLC is a Delaware limited liability company and indirect wholly‑owned subsidiary of GenOn Energy, Inc.
RRI Energy (a Delaware corporation) changed its name from Reliant Energy, Inc. effective May 2009 in connection with the sale of its retail business. GenOn changed its name from RRI Energy effective December 3, 2010 in connection with the merger with Mirant. “GenOn” refers to GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries, after giving effect to the Mirant/RRI Merger.
NRG Merger
On July 20, 2012, GenOn entered into the NRG Merger Agreement with NRG and a direct wholly-owned subsidiary of NRG. Upon the terms and subject to the conditions set forth in the NRG Merger Agreement, which was approved by the boards of directors of GenOn and NRG, a wholly-owned subsidiary of NRG merged with and into GenOn, with GenOn continuing as the surviving corporation and a wholly-owned subsidiary of NRG.
Upon closing of the NRG Merger, each issued and outstanding share of GenOn’s common stock automatically converted into the right to receive 0.1216 shares of common stock of NRG based on the NRG Merger Exchange Ratio. All outstanding stock options (other than options granted in 2012) immediately vested and all outstanding stock options generally converted upon completion of the NRG Merger into stock options with respect to NRG common stock, after giving effect to the NRG Merger Exchange Ratio. In addition, all outstanding restricted stock units (other than restricted stock units granted in 2012) immediately vested and all outstanding restricted stock units were exchanged for the NRG Merger consideration. All outstanding stock options and unvested restricted stock units granted in 2012 will vest per the terms and conditions of the grant, and if the holder is terminated, upon the holder’s termination date if the termination is as a result of the NRG Merger and within two years of the closing date. See Note 3, NRG Merger, to the Registrants’ consolidated financial statements.

Mirant/RRI Merger
On December 3, 2010, Mirant and RRI Energy completed the Mirant/RRI Merger. Upon completion of the Mirant/RRI Merger, RRI Energy Holdings, Inc., a direct and wholly-owned subsidiary of RRI Energy merged with and into Mirant, with Mirant continuing as the surviving corporation and a wholly-owned subsidiary of RRI Energy. Additionally, upon the closing of the Mirant/RRI Merger, RRI Energy was renamed GenOn. See Note 4, Mirant/RRI Merger, in the consolidated financial statements of the Registrants.
Basis of Presentation
The condensed financial statements presented herein are the condensed financial statements and other financial information of GenOn Americas Generation, LLC.
Equity in income/loss of affiliates consists of earnings of direct subsidiaries of GenOn Americas Generation, LLC (parent).

Predecessor and Successor Reporting

Upon completion of the NRG Merger, NRG stockholders had a majority of the voting interest in the combined company. The NRG Merger is accounted for under the acquisition method of accounting. Under the acquisition method of accounting, NRG is treated as the accounting acquirer and GenOn is treated as the acquired company for financial reporting purposes. As such, the assets and liabilities of GenOn Americas Generation, LLC were recorded at their respective fair values as of the NRG Merger date. Fair value adjustments related to the NRG Merger have been pushed down to GenOn Americas Generation, LLC resulting in certain assets and liabilities of the Registrants being recorded at fair value at December 15, 2012. See Note 3, NRG Merger, to the Registrants’ consolidated financial statements for further discussion.

As a result of the impact of pushdown accounting, the financial statements and certain note presentations separate GenOn Americas Generation’s presentations into two distinct periods, the period before the consummation of the NRG Merger (labeled predecessor) and the period after that date (labeled successor), to indicate the application of different basis of accounting between the periods presented.

Cash Dividends Received
During the period from December 15, 2012 through December 31, 2012, GenOn Americas Generation, LLC did not receive any cash dividends from its subsidiaries. During the period from January 1, 2012 through December 14, 2012 and for the years ended December 31, 2011 and 2010, GenOn Americas Generation, LLC received cash dividends from its subsidiaries of $286 million, $137 million and $341 million, respectively.

2.	Long-Term Debt
For a discussion of GenOn Americas Generation, LLC’s long-term debt, see Note 12, Debt and Capital Leases, to the Registrants’ consolidated financial statements.
Debt maturities of GenOn Americas Generation, LLC as of December 31, 2012 are (in millions):

2013	$—
2014	—
2015	—
2016	—
2017	—
Thereafter	850
Total	$850

3.	Commitments, Contingencies and Guarantees
See Note 20, Commitments and Contingencies, to the Registrants’ consolidated financial statements for a detailed discussion of GenOn Americas Generation, LLC’s contingencies.
At December 31, 2012, GenOn Americas Generation, LLC did not have any guarantees.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

For the Periods from December 15, 2012 through December 31, 2012 and from January 1, 2012 through December 14, 2012 and for the Years Ended December 31, 2011 and 2010

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Successor
December 15, 2012 through December 31, 2012	$4	$—	$—	$—		$4
Predecessor
January 1, 2012 through December 14, 2012	47	—	—	(42)	(b)	5
2011	19	41	—	(13)	(b)	47
2010	13	24	—	(18)	(b)	19

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

(b)	Deductions consisted primarily of reversals of credit reserves for derivative contract assets.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
For the Periods from December 15, 2012 through December 31, 2012 and from January 1, 2012 through December 14, 2012 and for the Years Ended December 31, 2011 and 2010

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Successor
December 15, 2012 through December 31, 2012	$4	$—	$—	$—		$4
Predecessor
January 1, 2012 through December 14, 2012	47	—	—	(42)	(b)	5
2011	19	43	—	(15)	(b)	47
2010	13	24	—	(18)	(b)	19

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

(b)	Deductions consisted primarily of reversals of credit reserves for derivative contract assets.

GenOn Energy, Inc. Exhibit Index

Exhibit No.	Exhibit Name
2.1
Stock and Note Purchase Agreement by and among Mirant Asia-Pacific Ventures, Inc., Mirant Asia-Pacific Holdings, Inc., Mirant Sweden International AB (publ), and Tokyo Crimson Energy Holdings Corporation, dated at December 11, 2006 (Incorporated herein by reference to Exhibit 2.1 to the Mirant Corporation Current Report on Form 8-K filed December 13, 2006)

2.3**
Agreement and Plan of Merger, dated as of July 20, 2012, by and among NRG Energy, Inc., Plus Energy Corporation and GenOn Energy, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed July 23, 2012)

3.1
Fourth Amended and Restated Certificate of Incorporation of GenOn Energy, Inc., effective as of December 14, 2012 (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8 K filed December 14, 2012)

3.2
Eighth Amended and Restated By-Laws of GenOn Energy, Inc., effective as of December 14, 2012 (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8 K filed December 14, 2012)

4.1	Form of Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed May 10, 2012)
4.2
Form of Rights Agreement between Reliant Resources, Inc. and The Chase Manhattan Bank, as Rights Agent, including a form of Rights Certificate, dated at January 15, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1/A Amendment No. 8, Registration No. 333‑48038)

4.3
Amendment No. 1 to Rights Agreement, by and between RRI Energy, JPMorgan Chase Bank, N.A., and Computershare Trust Company, N.A., dated at November 23, 2010 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 24, 2010)

4.4
Senior Indenture among Reliant Energy, Inc. and Wilmington Trust Company, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8‑K filed December 27, 2004)

4.5
First Supplemental Indenture relating to the 6.75% Senior Secured notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

4.6
Second Supplemental Indenture relating to the 6.75% Senior Secured notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 4.18 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

4.7
Third Supplemental Indenture relating to the 6.75% Senior Secured notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

4.8
Sixth Supplemental Indenture relating to the 6.75% Senior Secured notes due 2014, among RRI Energy, Inc., The Guarantors listed therein and Wilmington Trust Company, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

4.9
Seventh Supplemental Indenture relating to the 6.75% Senior Secured notes due 2014, among RRI Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

4.10
Eighth Supplemental Indenture relating to the 6.75% Senior Secured notes due 2014, among RRI Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 4.9 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

4.11
Indenture between Orion Power Holdings, Inc. and Wilmington Trust Company, dated at April 27, 2000 (Incorporated herein by reference to Exhibit 4.1 to the Orion Power Holdings, Inc. Registration Statement on Form S-1, Registration No. 333‑44118)

4.12
Fourth Supplemental Indenture relating to the 7.625% Senior notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at June 13, 2007 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 15, 2007)

4.13
Fifth Supplemental Indenture relating to the 7.875% Senior notes due 2017, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at June 13, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed June 15, 2007)

4.14
Indenture between Mirant Americas Generation, Inc. and Bankers Trust Company, as trustee, relating to Senior Notes, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.1 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240)

4.15
Second Supplemental Indenture relating to Senior Notes 8.300% due 2011, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.3 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333‑63240)

4.16
Third Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, relating to 9.125 % Senior Notes due 2031, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.4 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240)

4.17
Fifth Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, dated at October 9, 2001 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

4.18
Form of Sixth Supplemental Indenture from Mirant Americas Generation LLC to Bankers Trust Company, dated at November 1, 2001 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Corporation Annual Report on Form 10‑K filed February 27, 2009)

4.19
Form of Seventh Supplemental Indenture from Mirant Americas Generation LLC to Wells Fargo Bank National Association, dated at January 3, 2006 (Incorporated herein by reference to Exhibit 4.1 to the Mirant Americas Generation, LLC Quarterly Report on Form 10-Q filed May 14, 2007)

4.20
Form of Senior Note Indenture between Mirant North America, LLC, Mirant North America Escrow, LLC, MNA Finance Corp. and Law Debenture Trust Company of New York, as trustee (Incorporated herein by reference to Exhibit 4.2 to the Mirant Corporation Annual Report on Form 10-K filed March 14, 2006)

4.21	Form of 8.625% Series A Pass Through Certificate (Incorporated herein by reference to Exhibit 4.1 to the Mirant Mid‑Atlantic, LLC Registration Statement on Form S-4, Registration No. 333‑61668)
4.22	Form of 9.125% Series B Pass Through Certificate (Incorporated herein by reference to Exhibit 4.2 to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333‑61668)
4.23	Form of 10.060% Series C Pass Through Certificate (Incorporated herein by reference to Exhibit 4.3 to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333‑61668)
4.24(a)
Pass Through Trust Agreement A between Southern Energy Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.4(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.24(b)
Schedule identifying substantially identical agreement to Pass Through Trust Agreement A (Incorporated herein by reference to Exhibit 4.4(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.25(a)
Participation Agreement (L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Dickerson OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP3 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.5(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.25(b)
Schedule identifying substantially identical agreements to Participation Agreement (Incorporated herein by reference to Exhibit 4.5(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.26(a)
Participation Agreement (L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Morgantown OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP1 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.6 (a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.26(b)
Schedule identifying substantially identical agreement to Participation Agreement (Incorporated herein by reference to Exhibit 4.6(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.27(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee, and Dickerson OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.7(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.27(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement (Incorporated herein by reference to Exhibit 4.7(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.28(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee, and Morgantown OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.8(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.28(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement (Incorporated herein by reference to Exhibit 4.8(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.29(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Dickerson OL1 LLC, as Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.9(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.29(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement (Incorporated herein by reference to Exhibit 4.9(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.30(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Morgantown OL1 LLC, as Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.10(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.30(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement (Incorporated herein by reference to Exhibit 4.10(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.31(a)
Series A Lessor Note Due June 20, 2012 for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.11(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.31(b)
Schedule identifying substantially identical notes to Lessor Notes (Incorporated herein by reference to Exhibit 4.11(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.32(a)
Series A Lessor Note Due June 30, 2008, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.12(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.32(b)
Schedule identifying substantially identical notes to Series A Lessor Notes (Incorporated herein by reference to Exhibit 4.12(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.33(a)
Series B Lessor Note Due June 30, 2015, for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.13(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.33(b)
Schedule identifying substantially identical notes to Lessor Note (Incorporated herein by reference to Exhibit 4.13(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.34(a)
Series B Lessor Note Due June 30, 2017, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.14(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.34(b)
Schedule identifying substantially identical notes to Lessor Notes (Incorporated herein by reference to Exhibit 4.14(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.35(a)
Series C Lessor Note Due June 30, 2020, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.15(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.35(b)
Schedule identifying substantially identical notes to Lessor Notes (Incorporated herein by reference to Exhibit 4.15(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.36(a)
Supplemental Pass Through Trust Agreement A between Mirant Mid-Atlantic, LLC, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001 (Incorporated herein by reference to Exhibit 4.17(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4/A Registration No. 333-61668)

4.36(b)
Schedule identifying substantially identical agreements to Supplemental Pass Through Trust Agreement constituting Exhibit 4.36(a) for Supplemental Pass Through Trust Agreement B between Mirant Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001, and Supplemental Pass Through Trust Agreement C between Mirant Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001 (Incorporated herein by reference to Exhibit 4.17(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4/A, Registration No. 333-61668)

4.37
Senior Notes Indenture, relating to the 9.5% Senior Notes Due 2018 and the 9.875% Senior Notes Due 2020, by GenOn Escrow Corp. and Wilmington Trust Company as trustee, dated at October 4, 2010 (Incorporated by reference to Exhibit 4.4 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 5, 2010)

4.38
Supplemental Indenture, relating to the 9.5% Senior Notes due 2018 and the 9.875% Senior Notes Due 2020, by GenOn Energy, Inc. and Wilmington Trust Company as trustee, dated at December 3, 2010 (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed December 7, 2010)

4.39
Amendment No. 2, dated as of December 14, 2012, to the Rights Agreement dated as of January 15, 2001 between RRI Energy and Computershare Trust Company, N.A., as successor rights agent (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 14, 2012)

10.1.1(a)
Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.1 to the CenterPoint Energy Houston Electric, LLC Quarterly Report on Form 10-Q filed May 14, 2001)

10.1.1(b)
Schedule to Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.1B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.2(a)
Tax Allocation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.8 to the CenterPoint Energy Houston Electric, LLC Quarterly Report on Form 10-Q filed May 14, 2001)

10.1.2(b)
Exhibit to Tax Allocation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.2B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.3
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.4(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.4(b)
Exhibit C Form of Supplement to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.5B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.5(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.5(b)
Exhibit C Form of Supplement to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.6B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.6(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.6(b)
Exhibit C Form of Supplement to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.7B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.7(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.7(b)
Exhibit C Form of Supplement to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.8B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.8
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.9
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.10
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.11
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.12
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.13
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.14
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.15
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.16
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.17
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.18
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.19
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.20
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.21
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.22
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.23
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenues Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among RRI Energy, Inc. the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.24
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenues Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among RRI Energy, Inc. the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.25
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenues Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among RRI Energy, Inc. the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.26
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenues Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among RRI Energy, Inc. the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.27
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenues Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among RRI Energy, Inc. the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.28
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenues Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among RRI Energy, Inc. the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.29
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenues Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among RRI Energy, Inc. the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.30
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenues Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among RRI Energy, Inc. the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.31
Sixth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenues Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among RRI Energy, Inc. the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.32(a)
Credit and Guaranty Agreement among Reliant Energy, Inc., as Borrower, the Other Loan Parties referred to therein as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation, and ABN AMRO Bank N.V., as Joint Bookrunners with respect to the Revolving Credit Facility and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and Bear Sterns & Co. Inc., as Joint Bookrunners with respect to the Pre-Funded L/C Facility, dated at June 12, 2007 (Incorporated herein by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed June 15, 2007)

10.1.32(b)†
Exhibits and Schedules to Credit and Guaranty Agreement among Reliant Energy, Inc., as Borrower, the Other Loan Parties referred to therein as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and ABN AMRO Bank N.V., as Joint Bookrunners with respect to the Revolving Credit Facility and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation, and Bear Sterns & Co. Inc., as Joint Bookrunners with respect to the Pre-Funded L/C Facility, dated at June 12, 2007 (Incorporated herein by reference to Exhibit 10.34B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.33(a)
Pass Through Trust Agreement between Reliant Energy Mid-Atlantic Power Holdings, LLC and Bankers Trust Company, made with respect to the formation of the Series A Pass Through Trust and the issuance of 8.554% Series A Pass Through Certificates, dated as of August 24, 2000 (Incorporated herein by reference to Exhibit 4.4a to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.1.33(b)
Schedule identifying substantially identical agreements to Pass Through Trust Agreement constituting Exhibit 10.1.33(a) (Incorporated herein by reference to Exhibit 4.4b to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.1.34
Participation Agreement among  Conemaugh Lessor Genco LLC, as Owner Lessor, Reliant Energy Mid‑Atlantic Power Holdings, LLC, as Facility Lessee, Wilmington Trust Company, as Lessor Manager, PSEGR Conemaugh Generation, LLC, as Owner Participant, Bankers Trust Company, as Lease Indenture Trustee, and Bankers Trust Company, as Pass Through Trustee, dated at August 24, 2000 (Incorporated herein by reference to Exhibit 4.5a to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.1.35
Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 10.1.34 (Incorporated herein by reference to Exhibit 4.5b to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.1.36(a)
First Amendment to Participation Agreement constituting Exhibit 10.1.34, dated at November 15, 2001 (Incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed March 15, 2006)

10.1.36(b)
Exhibit M to First Amendment to Participation Agreement constituting Exhibit 10.1.36(a), dated at November 15, 2001 (Incorporated herein by reference to Exhibit 10.41B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.37
Schedule identifying substantially identical agreements to First Amendment to Participation Agreement constituting Exhibit 10.1.36(a) (Incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed March 15, 2006)

10.1.38	Second Amendment to Participation Agreement, dated at June 18, 2003 (Incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed March 15, 2006)
10.1.39
Schedule identifying substantially identical agreements to Second Amendment to Participation Agreement constituting Exhibit 10.1.38 (Incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed March 15, 2006)

10.1.40
Guarantee by NRG Energy, Inc., as Guarantor, in favor of Reliant Energy, Inc., dated at February 28, 2009 (Incorporated herein by reference to Exhibit 10.84 to the Registrant's Annual Report on Form 10-K filed March 2, 2009)

10.1.41
Credit Agreement among Mirant North America, LLC, JPMorgan Chase Bank, N.A as administrative agent and Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as co-syndication agents, dated at January 3, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.1.42(a)
Guaranty Agreement (Dickerson L1) between Southern Energy, Inc. and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.21(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.1.42(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.1.42(a) (Incorporated herein by reference to Exhibit 10.21(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.1.43(a)
Guaranty Agreement (Morgantown L1) between Southern Energy, Inc. and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.22(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.1.43(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.1.43(a)  (Incorporated herein by reference to Exhibit 10.22(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.1.44
Credit Agreement by and among RRI Energy, Inc., JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities, Inc., Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, The Royal Bank of Scotland plc, the other lenders from time to time party thereto and, from and after the closing date of the merger, Mirant Americas, Inc. (to be renamed GenOn Americas, Inc. on the closing date of the merger), dated at September 20, 2010 (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 5, 2010)

10.1.45
Purchase Agreement by and among RRI Energy, Inc., Mirant Corporation, GenOn Escrow Corp. and J.P. Morgan Securities LLC, as representative of the several initial purchasers, dated at September 20, 2010 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 5, 2010)

10.1.46
Credit Agreement among Mirant Marsh Landing, LLC, the Royal Bank of Scotland PLC, as administrative agent and Deutsche Bank Trust Company Americas, as Collateral Agent and Depository Bank, dated as of October 8, 2010

10.1.47	Security Agreement between Mirant Marsh Landing, LLC and Deutsche Bank Trust Company Americas, as Collateral Agent, dated as of October 8, 2010
10.1.48	Pledge Agreement among Marsh Landing Holdings, LLC, Mirant Marsh Landing, LLC and Deutsche Bank Trust Company Americas, as Collateral Agent, dated at October 8, 2010
10.1.49
Collateral Agency and Intercreditor Agreement among Mirant Marsh Landing, LLC, The Royal Bank of Scotland PLC, as administrative agent, and Deutsche Bank Trust Company Americas, as Collateral Agent and Depository Bank, dated at October 8, 2010

10.1.50
Equity Contribution Agreement among Mirant Corporation, Mirant Marsh Landing, LLC, The Royal Bank of Scotland PLC, as administrative agent, and Deutsche Bank Trust Company Americas, as Collateral Agent, dated as of October 8, 2010

10.1.51
Revolving Credit Agreement among GenOn Energy, Inc., as Borrower, GenOn Americas, Inc., as Borrower, the several lenders from time to time parties hereto, and NRG Energy, Inc., as Administrative Agent, dated as of December 14, 2012

10.3.1
Facility Lease Agreement between Conemaugh Lessor Genco LLC and Reliant Energy Mid-Atlantic Power Holdings, LLC, dated at August 24, 2000 (Incorporated herein by reference to Exhibit 4.6a to the RRI Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.3.2
Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 10.3.1 (Incorporated herein by reference to Exhibit 4.6b to the RRI Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.3.3
Lease Indenture of Trust, Mortgage and Security Agreement between Conemaugh Lessor Genco LLC, as Owner Lessor, and Bankers Trust Company, as Lease Indenture Trustee, dated at August 24, 2000 (Incorporated herein by reference to Exhibit 4.8a to the RRI Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.3.4
Schedule identifying substantially identical agreements to Lease Indenture of Trust constituting Exhibit 10.3.3 (Incorporated herein by reference to Exhibit 4.8b to the RRI Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.3.5(a)
Facility Site Lease Agreement and Easement Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.5(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.5(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.3.12(a) (Incorporated herein by reference to Exhibit 10.5(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.6(a)
Facility Site Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.6(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.6(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.3.13(a) (Incorporated herein by reference to Exhibit 10.6(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.7(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.7(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.7(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.3.14(a) (Incorporated herein by reference to Exhibit 10.7b to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.8(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.8a to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.8(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.3.15(a) (Incorporated herein by reference to Exhibit 10.8(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.9(a)
Shared Facilities Agreement between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15a to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.9(b)
Shared Facilities Agreement between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.10(a)
Assignment and Assumption Agreement between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.10(b)
Assignment and Assumption Agreement between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.11(a)
Ownership and Operation Agreement between Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, Dickerson OL4 LLC, and Southern Energy Mid‑Atlantic, LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.17(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.11(b)
Ownership and Operation Agreement between Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, Morgantown OL7 LLC, and Southern Energy Mid-Atlantic, LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.17 (b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.12(a)
Facility Site Lease Agreement and Easement Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.5(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.12(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.3.12(a) (Incorporated herein by reference to Exhibit 10.5(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.13(a)
Facility Site Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.6(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.13(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.3.13(a) (Incorporated herein by reference to Exhibit 10.6(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.14(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.7(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.14(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.3.14(a) (Incorporated herein by reference to Exhibit 10.7b to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.15(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.8a to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.15(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.3.15(a) (Incorporated herein by reference to Exhibit 10.8(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.4.1
Agreement Regarding Prosecution of Litigation by and among Merrill Lynch Commodities, Inc., Merrill Lynch & Co., Inc., Reliant Energy Power Supply, LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC, Reliant Energy Retail Services, LLC, RE Retail Receivables, LLC and Reliant Energy Solutions East, LLC, dated at February 28, 2009 (Incorporated herein by reference to Exhibit 10.85 to the Registrant's Annual Report on Form 10-K filed March 2, 2009)

10.4.2†
Engineering, Procurement and Construction Agreement, dated at July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.4.3
Settlement Agreement and Release by and between Mirant Corporation and PEPCO, dated at May 30, 2006 (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Current Report on Form 8-K filed May 31, 2006)

10.4.4
Engineering, Procurement and Construction Agreement between Mirant Marsh Landing, LLC and Kiewit Power Constructors Co., dated at May 6, 2010 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed August 6, 2010)

31.1A1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.2A1*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.3A1*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act
32.A1*	Section 1350 Certification
101*	Interactive Data File

__________________________________

*	Asterisk indicates exhibits filed herewith.
** This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

†	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act.

GenOn Americas Generation Exhibit Index

Exhibit No.	Exhibit Name
1.1
Purchase Agreement, dated at October 3, 2001, among Mirant Americas Generation, Inc. and Salomon Smith Barney Inc., Banc of America Securities LLC, Blaylock & Partners, L.P., Scotia Capital (USA) Inc., TD Securities (USA) Inc. and Tokyo-Mitsubishi International plc, as Initial Purchaser (Incorporated herein by reference to Exhibit 1.1 to Registrant's Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

2.1
Purchase and Sale Agreement by and between Mirant Americas, Inc. and LS Power Acquisition Co. I, LLC, dated at January 15, 2007 (Incorporated herein by reference to Exhibit 2.1 to the Mirant Corporation Current Report on Form 8-K filed January 18, 2007)

3.1
Certificate of Formation for Mirant Americas Generation, LLC, filed with the Delaware Secretary of State dated at November 1, 2001 (Incorporated herein by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q filed November 9, 2001)

3.2
Certificate of Amendment to Certificate of Formation of Mirant Americas Generation, LLC, filed with the Delaware Secretary of State dated at December 3, 2010 (Incorporated herein by reference to Exhibit 3.2A1 to Registrant's Annual Report on Form 10-K filed March 1, 2011)

3.3
Second Amended and Restated Limited Liability Agreement for GenOn Americas Generation, LLC dated December 3, 2010 (Incorporated herein by reference to Exhibit 3.3A1 to Registrant's Annual Report on Form 10-K filed March 1, 2011)

4.1
Indenture between Mirant Americas Generation, Inc. and Bankers Trust Company, as trustee, relating to Senior Notes, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, Registration No. 333-63240)

4.2
Second Supplemental Indenture relating to Senior Notes 8.300% due 2011, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4, Registration No. 333-63240)

4.3
Third Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, relating to 9.125 % Senior Notes due 2031, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-4, Registration No. 333-63240)

4.4
Fifth Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, dated at October 9, 2001 (Incorporated herein by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

4.5
Form of Sixth Supplemental Indenture from Mirant Americas Generation LLC to Bankers Trust Company, dated at November 1, 2001 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Corporation Annual Report on Form 10-K filed February 27, 2009)

4.6
Form of Seventh Supplemental Indenture from Mirant Americas Generation LLC to Wells Fargo Bank National Association, dated at January 3, 2006 (Incorporated herein by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed May 14, 2007)

4.7
Senior Note Indenture between Mirant North America, LLC, Mirant North America Escrow, LLC, MNA Finance Corp. and Law Debenture Trust Company of New York, as trustee (Incorporated herein by reference to Exhibit 4.2 to Mirant Corporation Annual Report on Form 10-K filed March 14, 2006)

4.8
Registration Rights Agreement, dated at October 9, 2001, among Mirant Americas Generation, Inc., Salomon Smith Barney Inc. and Banc of America Securities LLC, Blaylock & Partners, L.P., Scotia Capital (USA) Inc., TD Securities (USA) Inc. and Tokyo-Mitsubishi International plc, as Initial Purchasers (Incorporated herein by reference to Exhibit 4.8 to Registrant's Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

10.1†
Engineering, Procurement and Construction Agreement, dated at July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.2
Membership Interest Purchase and Sale Agreement, dated at January 31, 2007, between Mirant New York, Inc. and Alliance Energy Renewables, LLC (Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed May 14, 2007)

10.3
Settlement and Release of Claims Agreement, by and among the Mirant Parties, the California Parties and OMOI, dated at January 13, 2005 (Incorporated herein by reference to Exhibit 10.39 to the Mirant Corporation Annual Report on Form 10-K filed March 15, 2005)

10.4
Credit Agreement among Mirant North America, LLC, JPMorgan Chase Bank, N.A as administrative agent and Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as co-syndication agents, dated at January 3, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.5
Administrative Services Agreement dated at January 3, 2006 by and between Mirant Americas Generation, Inc. and Mirant Services, LLC (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.6
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Bowline, LLC, Mirant Lovett, LLC, and Mirant NY-Gen, LLC (Incorporated herein by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.7
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Canal, LLC, and Mirant Kendall, LLC (Incorporated herein by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.8
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC (Incorporated herein by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.9
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.10
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC (Incorporated herein by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.11
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Delta, LLC, and Mirant Potrero, LLC (Incorporated herein by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.12
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Zeeland, LLC (Incorporated herein by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.13
Mirant Corporation 2005 Omnibus Incentive Compensation Plan, effective December 2005 (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Current Report on Form 8-K filed January 3, 2006)

12.1	Statement of Ratio Earnings to Fixed Charges (Incorporated herein by reference to Exhibit 12.1 to Registrant's Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)
31.1A2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.2A2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.3A2*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act
32.A2*	Section 1350 Certification
101*	Interactive Data File

__________________________________

*	Asterisk indicates exhibits filed herewith.

†	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act.

GenOn Mid-Atlantic Exhibit Index

Exhibit No.	Exhibit Name
3.1
Certificate of Formation of Southern Energy Mid-Atlantic, LLC, dated at July 12, 2000 (Incorporated herein by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

3.2
Certificate of Amendment to Certificate of Formation of Mirant Mid-Atlantic, LLC, filed with the Delaware Secretary of State dated at January 20, 2011 (Incorporated herein by reference to Exhibit 3.2A2 to Registrant's Annual Report on Form 10-K filed March 1, 2011)

3.3
Second Amended and Restated Limited Liability Company Agreement of GenOn Mid-Atlantic, LLC dated January 20, 2011 (Incorporated herein by reference to Exhibit 3.3A2 to Registrant's Annual Report on Form 10-K filed March 1, 2011)

4.1	Form of 8.625% Series A Pass Through Certificate (Incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)
4.2	Form of 9.125% Series B Pass Through Certificate (Incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)
4.3	Form of 10.060% Series C Pass Through Certificate (Incorporated herein by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)
4.4(a)
Pass Through Trust Agreement A between Southern Energy Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.4(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.4(b)
Schedule identifying substantially identical agreement to Pass Through Trust Agreement A constituting Exhibit 4.4(a) (Incorporated herein by reference to Exhibit 4.4(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.5(a)
Participation Agreement (L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Dickerson OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP3 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.5(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.5(b)
Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.5(a) (Incorporated herein by reference to Exhibit 4.5(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.6(a)
Participation Agreement (Morgantown L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Morgantown OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP1, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.6(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.6(b)
Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.6(a) hereto (Incorporated herein by reference to Exhibit 4.6(b) to Registrant's Form S-4 in Registration No. 333-61668)

4.7(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee, and Dickerson OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.7(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.7(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.7(a) (Incorporated herein by reference to Exhibit 4.7(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.8(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee, and Morgantown OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.8(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.8(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.8(a) (Incorporated herein by reference to Exhibit 4.8(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.9(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Dickerson OL1 LLC, as Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.9(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.9(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.9(a) (Incorporated herein by reference to Exhibit 4.9(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.10(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Morgantown OL1 LLC, as Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.10(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.10(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.10(a) (Incorporated herein by reference to Exhibit 4.10(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.11(a)
Series A Lessor Note Due June 20, 2012 for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.11(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.11(b)
Schedule identifying substantially identical notes to Lessor Notes constituting Exhibit 4.11(a) (Incorporated herein by reference to Exhibit 4.11(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.12(a)
Series A Lessor Note Due June 30, 2008, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.12(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.12(b)
Schedule identifying substantially identical notes to Series A Lessor Notes constituting Exhibit 4.12(a) (Incorporated herein by reference to Exhibit 4.12(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.13(a)
Series B Lessor Note Due June 30, 2015, for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.13(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.13(b)
Schedule identifying substantially identical notes to Lessor Note constituting Exhibit 4.13(a) (Incorporated herein by reference to Exhibit 4.13(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.14(a)
Series B Lessor Note Due June 30, 2017, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.14(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.14(b)
Schedule identifying substantially identical notes to Lessor Notes constituting Exhibit 4.14(a) (Incorporated herein by reference to Exhibit 4.14(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.15(a)
Series C Lessor Note Due June 30, 2020, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.15(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.15(b)
Schedule identifying substantially identical notes to Lessor Notes constituting Exhibit 4.15(a) (Incorporated herein by reference to Exhibit 4.15(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.16
Registration Rights Agreement, between Southern Energy Mid-Atlantic, LLC and Credit Suisse First Boston, acting for itself on behalf of the Purchasers, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.16 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.17(a)
Supplemental Pass Through Trust Agreement A between Mirant Mid-Atlantic, LLC, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001 (Incorporated herein by reference to Exhibit 4.17(a) to Registrant's Registration Statement on Form S-4/A Registration No. 333-61668)

4.17(b)
Schedule identifying substantially identical agreements to Supplemental Pass Through Trust Agreement for Supplemental Pass Through Trust Agreement B between Mirant Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001, and Supplemental Pass Through Trust Agreement C between Mirant Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001 constituting Exhibit 4.17(a) (Incorporated herein by reference to Exhibit 4.17(b) to Registrant's Registration Statement on Form S-4/A, Registration No. 333-61668)

10.1†
Engineering, Procurement and Construction Agreement, dated at July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.2
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Services, LP and Mirant Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.3
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC (Incorporated herein by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.4
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC (Incorporated herein by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.5
Administrative Services Agreement dated at January 3, 2006 by and between Mirant Mid-Atlantic, LLC and Mirant Services, LLC (Incorporated herein by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.6(a)
Asset Purchase and Sale Agreement for Generating Plants and Related Assets by and between Potomac Electric Power Company and Southern Energy, Inc. dated at June 7, 2000 (Incorporated herein by reference to Exhibit 10.1(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.6(b)
Amendment No. 1 to Asset Purchase and Sale Agreement by and between Potomac Electric Power Company and Southern Energy, Inc. dated at September 18, 2000 (Incorporated herein by reference to Exhibit 10.1(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.6(c)
Amendment No. 2 to Asset Purchase and Sale Agreement by and between Potomac Electric Power Company and Southern Energy, Inc. dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.1(c) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.7(a)
Interconnection Agreement (Dickerson) by and between Potomac Electric Power Company and Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.2(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.7(b)
Schedule identifying substantially identical agreements to Interconnection Agreement constituting Exhibit 10.7(a) hereto (Incorporated herein by reference to Exhibit 10.2(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.8(a)
Easement, License and Attachment Agreement (Dickerson Station) by and between Potomac Electric Power Company, Southern Energy Mid-Atlantic, LLC and Southern Energy MD Ash Management, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.8(b)
Schedule identifying substantially identical agreements to Easement, License and Attachment Agreement constituting Exhibit 10.8(a) (Incorporated herein by reference to Exhibit 10.3(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.9(a)
Bill of Sale (SEMA: Dickerson; Morgantown; RR Spur; Production Service Center) by Potomac Electric Power Company, for the benefit of Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.4(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.9(b)
Schedule identifying substantially identical documents to Bill of Sale constituting Exhibit 10.9(a) hereto (Incorporated herein by reference to Exhibit 10.4b to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.10(a)
Facility Site Lease Agreement and Easement Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.5(a) Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.10(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.10(a) (Incorporated herein by reference to Exhibit 10.5(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.11(a)
Facility Site Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.6(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.11(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.11(a) (Incorporated herein by reference to Exhibit 10.6(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.12(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.7(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.12(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.12(a) (Incorporated herein by reference to Exhibit 10.7b to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.13(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.8a to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.13(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.13(a) (Incorporated herein by reference to Exhibit 10.8(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.14
Capital Contribution Agreement by and between Southern Energy, Inc. and Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.12 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.15
Promissory Note between Southern Energy Mid-Atlantic, LLC and Southern Energy Peaker, LLC in the original principal amount of $71,110,000 dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.13 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.16
Promissory Note between Southern Energy Mid-Atlantic, LLC and Southern Energy Potomac River, LLC in the original principal amount of $152,165,000 dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.14 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.17(a)
Shared Facilities Agreement between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.17(b)
Shared Facilities Agreement between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated at December 18, 2000 constituting Exhibit 10.17(a) (Incorporated herein by reference to Exhibit 10.15(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.18(a)
Assignment and Assumption Agreement between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.18(b)
Assignment and Assumption Agreement between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated at December 18, 2000 constituting Exhibit 10.18(a) (Incorporated herein by reference to Exhibit 10.16(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.19(a)
Ownership and Operation Agreement between Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, Dickerson OL4 LLC, and Southern Energy Mid-Atlantic, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.17(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.19(b)
Ownership and Operation Agreement between Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, Morgantown OL7 LLC, and Southern Energy Mid-Atlantic, LLC, dated at December 18, 2000 constituting Exhibit 10.19(a) (Incorporated herein by reference to Exhibit 10.17(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.20(a)
Guaranty Agreement (Dickerson L1) between Southern Energy, Inc. and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.21(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.20(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.20(a) (Incorporated herein by reference to Exhibit 10.21(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.21(a)
Guaranty Agreement (Morgantown L1) between Southern Energy, Inc. and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.22(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.21(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.21(a) (Incorporated herein by reference to Exhibit 10.22(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.22
Credit Agreement among Mirant North America, LLC, JPMorgan Chase Bank, N.A. as administrative agent and Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as co-syndication agents, dated at January 3, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

31.1A3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.2A3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.3A3*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act
32.A3*	Section 1350 Certification
101*	Interactive Data File

__________________________________

*	Asterisk indicates exhibits filed herewith.

†	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON ENERGY, INC. (Registrant)

By:	/s/ DAVID W. CRANE

David W. Crane Chief Executive Officer

Date: February 27, 2013

GENON ENERGY, INC.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title
/s/ DAVID W. CRANE	President and Chief Executive Officer and Director
David W. Crane	of GenOn Energy, Inc. (Principal Executive Officer)
Date: February 27, 2013

/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer
Kirkland B. Andrews	of GenOn Energy, Inc. (Principal Financial Officer)
Date: February 27, 2013

/s/ RONALD B. STARK	Vice President and Chief Accounting Officer
Ronald B. Stark	of GenOn Energy, Inc. (Principal Accounting Officer)
Date: February 27, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON AMERICAS GENERATION, LLC (Registrant)

By:	/s/ DAVID W. CRANE

David W. Crane Chief Executive Officer

Date: February 27, 2013

GENON AMERICAS GENERATION, LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title
/s/ DAVID W. CRANE	President and Chief Executive Officer and Manager
David W. Crane	of GenOn Americas Generation, LLC
Date: February 27, 2013	(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer
Kirkland B. Andrews	and Manager of GenOn Americas Generation, LLC
Date: February 27, 2013	(Principal Financial Officer)

/s/ RONALD B. STARK	Vice President and Chief Accounting Officer
Ronald B. Stark	of GenOn Americas Generation, LLC
Date: February 27, 2013	(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON MID-ATLANTIC, LLC (Registrant)

By:	/s/ DAVID W. CRANE

David W. Crane Chief Executive Officer

Date: February 27, 2013

GENON MID-ATLANTIC, LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title
/s/ DAVID W. CRANE	President and Chief Executive Officer and Manager
David W. Crane	of GenOn Mid-Atlantic, LLC
Date: February 27, 2013	(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer
Kirkland B. Andrews	and Manager of GenOn Mid-Atlantic, LLC
Date: February 27, 2013	(Principal Financial Officer)

/s/ RONALD B. STARK	Vice President and Chief Accounting Officer
Ronald B. Stark	of GenOn Mid-Atlantic, LLC
Date: February 27, 2013	(Principal Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act
No annual report or proxy materials has been sent to securities holders and no such report or proxy material is to be furnished to securities holders subsequent to the filing of the annual report on this Form 10‑K.