Form 10-Q
period 2013-03-31
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2013-05-07
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

GenOn Energy, Inc.
(Exact name of registrant as specified in its charter)
75-0655566 (I.R.S. Employer Identification No.)
Commission File Number: 001-16455

GenOn Americas Generation, LLC
(Exact name of registrant as specified in its charter)
51-0390520 (I.R.S. Employer Identification No.)
Commission File Number: 333-63240

GenOn Mid-Atlantic, LLC
(Exact name of registrant as specified in its charter)
58-2574140 (I.R.S. Employer Identification No.)
Commission File Number: 333-61668

Delaware (State or other jurisdiction of incorporation or organization)	(609) 524-4500 (Registrants' telephone number, including area code)

211 Carnegie Center, Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (As a voluntary filer not subject to filing requirements, the registrant nevertheless filed all reports which would have been required to be filed by Section 15(d) of the Exchange Act during the preceding 12 months had the registrant been required to file reports pursuant to Section 15(d) of the Exchange Act solely as a result of having registered debt securities under the Securities Act of 1933.)

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

GenOn Energy, Inc.	☒	Yes	☐	No
GenOn Americas Generation, LLC	☒	Yes	☐	No
GenOn Mid-Atlantic, LLC	☒	Yes	☐	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
GenOn Energy, Inc.	☐	☐	☒	☐
GenOn Americas Generation, LLC	☐	☐	☒	☐
GenOn Mid-Atlantic, LLC	☐	☐	☒	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

GenOn Energy, Inc.	☐	Yes	☒	No
GenOn Americas Generation, LLC	☐	Yes	☒	No
GenOn Mid-Atlantic, LLC	☐	Yes	☒	No
Each Registrant’s outstanding equity interests are held by its respective parent and there are no equity interests held by nonaffiliates.

Registrant	Parent
GenOn Energy, Inc.	NRG Energy, Inc.
GenOn Americas Generation, LLC	GenOn Americas, Inc.
GenOn Mid-Atlantic, LLC	GenOn North America, LLC
This combined Form 10-Q is separately filed by GenOn Energy, Inc., GenOn Americas Generation, LLC and GenOn Mid-Atlantic, LLC. Information contained in this combined Form 10-Q relating to GenOn Energy, Inc., GenOn Americas Generation, LLC and GenOn Mid-Atlantic, LLC is filed by such registrant on its own behalf and each registrant makes no representation as to information relating to registrants other than itself.
NOTE: WHEREAS GENON ENERGY, INC., GENON AMERICAS GENERATION, LLC AND GENON MID-ATLANTIC, LLC MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS COMBINED FORM 10-Q IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
(GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Registrants’ actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A - Risk Factors, in Part I, Item 1A of the Registrants' Annual Report on Form 10-K for the year ended December 31, 2012, including, but not limited to, the following:

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
Forward-looking statements speak only as of the date they were made, and the Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause the Registrants’ actual results to differ materially from those contemplated in any forward-looking statements included in this Quarterly Report on Form 10-Q should not be construed as exhaustive.

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2012 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2012
Ancillary Services	Services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates – updates to the ASC
Bankruptcy Court	United States, Bankruptcy Court for the Northern District of Texas, Fort Worth Division
CAA	Clean Air Act
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
Clean Water Act	Federal Water Pollution Control Act
Deactivation	Includes retirement, mothballing and long-term protective layup. In each instance, the deactivated unit cannot be currently called upon to generate electricity.
EPA	United States Environmental Protection Agency
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas	GenOn Americas, Inc.
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Marsh Landing	GenOn Marsh Landing, LLC
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
GenOn North America	GenOn North America, LLC
ISO	Independent System Operator, also referred to as Regional Transmission Organization, or RTO
LIBOR	London Inter-Bank Offered Rate
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

MATS	Mercurty and Air Toxics Standards promulgated by the EPA
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 pursuant to the Mirant/RRI Merger Agreement
Mirant/RRI Merger Agreement	The agreements by and among Mirant Corporation, RRI Energy, Inc. and RRI Energy Holdings, Inc. dated as of April 11, 2010
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midwest Independent Transmission System Operator, Inc.
MMBtu	Million British Thermal Units

MW	Megawatt
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
NAAQS	National Ambient Air Quality Standards
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
NJDEP	New Jersey Department of Environmental Protection
NOL	Net Operating Loss
NOV	Notice of violation
NOx	Nitrogen oxide
NPDES	National pollutant discharge elimination system
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Merger	The merger completed on December 14, 2012 pursuant to the NRG Merger Agreement
NRG Merger Agreement	Agreement and Plan of Merger by and among NRG Energy, Inc., Plus Merger Corporation and GenOn Energy, Inc. dated as of July 20, 2012
NSR	New Source Review
OCI	Other comprehensive income
PADEP	Pennsylvania Department of Environmental Protection
PJM	PJM Interconnection, LLC
PJM market
The wholesale and retail electric market operated by PJM primarily in all or parts of Delaware, the District of Columbia, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia and West Virginia

Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection on January 3, 2006
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
Repowering
Technologies utilized to replace, rebuild or redevelop major portions of an existing electrical generating facility, not only to achieve a substantial emission reduction, but also to increase facility capacity, and improve system efficiency

Retirement	The unit has been removed from service and is unavailable for service and not expected to return to service in the future.
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RRI Energy	RRI Energy, Inc.
RTO	Regional Transmission Organization
Securities Act	The Securities Act of 1933, as amended
SO2	Sulfur dioxide
Southern Company	The Southern Company
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
	(In millions)	(In millions)
Operating Revenues
Operating revenues	$424	$721
Operating revenues — affiliate	6	—
Total operating revenues	430	721
Operating Costs and Expenses
Cost of operations	350	528
Cost of operations — affiliate	140	—
Depreciation and amortization	59	88
Selling, general and administrative	33	50
Selling, general and administrative — affiliate	17	—
Acquisition-related transaction and integration costs	19	—
Total operating costs and expenses	618	666
Operating (Loss)/Income	(188)	55
Other Income/(Expense)
Other income, net	2	2
Interest expense	(44)	(89)
Interest expense — affiliate	(3)	—
Total other expense	(45)	(87)
Loss Before Income Taxes	(233)	(32)
Income tax	—	—
Net Loss	$(233)	$(32)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
	(In millions)	(In millions)
Net Loss	$(233)	$(32)
Other comprehensive income net of reclassifications, net of tax of $0:
Unrealized gain on derivatives	2	4
Defined benefit plans	—	1
Other comprehensive income	2	5
Comprehensive loss	$(231)	$(27)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$873	$825
Funds deposited by counterparties	105	140
Restricted cash	21	18
Accounts receivable — trade	124	138
Inventory	451	450
Derivative instruments	489	596
Derivative instruments — affiliate	25	8
Cash collateral paid in support of energy risk management activities	154	148
Prepayments and other current assets	243	216
Total current assets	2,485	2,539
Property, plant and equipment, net of accumulated depreciation of $67 and $9	3,967	3,946
Other Assets
Intangible assets, net	74	68
Derivative instruments	395	511
Derivative instruments — affiliate	1	1
Deferred income taxes	198	209
Other non-current assets	162	232
Total other assets	830	1,021
Total Assets	$7,282	$7,506
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$40	$32
Accounts payable	183	188
Accounts payable — affiliate	32	6
Derivative instruments	235	237
Derivative instruments — affiliate	27	8
Deferred income taxes	198	209
Cash collateral received in support of energy risk management activities	105	140
Accrued expenses and other current liabilities	358	346
Total current liabilities	1,178	1,166
Other Liabilities
Long-term debt and capital leases	4,182	4,167
Derivative instruments	118	123
Derivative instruments — affiliate	2	1
Out-of-market contracts	1,046	1,062
Other non-current liabilities	590	591
Total non-current liabilities	5,938	5,944
Total Liabilities	7,116	7,110
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	467	466
Accumulated deficit	(305)	(72)
Accumulated other comprehensive income	4	2
Total Stockholder's Equity	166	396
Total Liabilities and Stockholder's Equity	$7,282	$7,506
See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
	(In millions)	(In millions)
Cash Flows from Operating Activities
Net loss	$(233)	$(32)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	59	88
Amortization of financing costs and debt discount/premiums	(21)	4
Amortization of acquired and out-of-market contracts	(16)	(8)
Amortization of unearned equity compensation	5	3
Gain on disposals and sales of assets	—	(8)
Changes in derivative instruments	221	(100)
Excess materials and supplies inventory reserve	—	35
Lower of cost or market inventory adjustments	—	46
Advance settlement of out-of-market contract obligation	—	(20)
Other, net	—	2
Changes in collateral deposits supporting energy risk management activities	(6)	(6)
Cash provided/(used) by changes in other working capital	121	(26)
Net Cash Provided/(Used) by Operating Activities	130	(22)
Cash Flows from Investing Activities
Capital expenditures	(107)	(87)
Proceeds from sale of assets, net	—	12
(Increase)/decrease in restricted cash, net	(5)	2
Purchase of emission allowances, net of proceeds	(14)	—
Net Cash Used by Investing Activities	(126)	(73)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	45	45
Payments for short and long-term debt	(1)	(2)
Net Cash Provided by Financing Activities	44	43
Net Increase/(Decrease) in Cash and Cash Equivalents	48	(52)
Cash and Cash Equivalents at Beginning of Period	825	1,539
Cash and Cash Equivalents at End of Period	$873	$1,487
Supplemental Disclosures
Interest paid, net of amounts capitalized	$—	$11
Income taxes paid, net of refunds received	$—	$2

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
	(In millions)	(In millions)
Operating Revenues
Operating revenues	$399	$682
Operating revenues — affiliate	133	(30)
Total operating revenues	532	652
Operating Costs and Expenses
Cost of operations	219	260
Cost of operations — affiliate	328	266
Depreciation and amortization	21	40
Selling, general and administrative	1	5
Selling, general and administrative — affiliate	20	16
Total operating costs and expenses	589	587
Operating (Loss)/Income	(57)	65
Other Expense
Interest expense	(16)	(18)
Interest expense — affiliate	(2)	(1)
Total other expense	(18)	(19)
(Loss)/Income Before Income Taxes	(75)	46
Income tax	—	—
Net (Loss)/Income	$(75)	$46

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$283	$148
Accounts receivable — trade	111	125
Note receivable — affiliate	167	198
Inventory	244	239
Derivative instruments	489	596
Derivative instruments — affiliate	86	60
Cash collateral paid in support of energy risk management activities	99	91
Prepayments and other current assets	37	62
Total current assets	1,516	1,519
Property, plant and equipment, net of accumulated depreciation of $24 and $4	1,320	1,327
Other Assets
Intangible assets, net	73	66
Derivative instruments	394	511
Derivative instruments — affiliate	34	25
Other non-current assets	13	13
Total other assets	514	615
Total Assets	$3,350	$3,461
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	66	69
Accounts payable — affiliate	110	71
Derivative instruments	220	228
Derivative instruments — affiliate	101	134
Cash collateral received in support of energy risk management activities	105	140
Accrued expenses and other current liabilities	95	72
Total current liabilities	702	719
Other Liabilities
Long-term debt and capital leases	952	955
Derivative instruments	82	82
Derivative instruments — affiliate	39	51
Out-of-market contracts	533	539
Other non-current liabilities	103	103
Total non-current liabilities	1,709	1,730
Total Liabilities	2,411	2,449
Commitments and Contingencies
Member’s Equity
Member’s interest	939	1,012
Total Member’s Equity	939	1,012
Total Liabilities and Member’s Equity	$3,350	$3,461

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
	(In millions)	(In millions)
Cash Flows from Operating Activities
Net (loss)/income	$(75)	$46
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	21	40
Amortization of debt premiums	(2)	—
Amortization of out-of-market contracts	(6)	—
Loss on disposals and sales of assets	3	—
Changes in derivative instruments	135	(49)
Excess materials and supplies inventory reserve	—	6
Lower of cost or market inventory adjustments	—	25
Changes in collateral deposits supporting energy risk management activities	(43)	81
Cash provided by changes in other working capital	102	(31)
Net Cash Provided by Operating Activities	135	118
Cash Flows from Investing Activities
Capital expenditures	(16)	(22)
Decrease in notes receivable - affiliate	31	18
Purchase of emission allowances, net of proceeds	(14)	—
Net Cash Provided/(Used) by Investing Activities	1	(4)
Cash Flows from Financing Activities
Payments for short and long-term debt	(1)	(1)
Increase of notes payable-affiliate	—	15
Net Cash (Used)/Provided by Financing Activities	(1)	14
Net Increase in Cash and Cash Equivalents	135	128
Cash and Cash Equivalents at Beginning of Period	148	267
Cash and Cash Equivalents at End of Period	$283	$395

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
	(In millions)	(In millions)
Operating Revenues
Operating revenues	$(40)	$127
Operating revenues — affiliate	138	193
Total operating revenues	98	320
Operating Costs and Expenses
Cost of operations	51	64
Cost of operations — affiliate	87	142
Depreciation and amortization	16	29
Selling, general and administrative — affiliate	16	12
Total operating costs and expenses	170	247
Operating (Loss)/Income	(72)	73
Other Expense
Interest expense — affiliate	(1)	(1)
Total other expense	(1)	(1)
(Loss)/Income Before Income Taxes	(73)	72
Income tax	—	—
Net (Loss)/Income	$(73)	$72

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$283	$135
Accounts receivable — trade	2	4
Inventory	176	150
Derivative instruments	277	285
Derivative instruments — affiliate	62	109
Prepayments and other current assets	20	44
Total current assets	820	727
Property, plant and equipment, net of accumulated depreciation of $19 and $4	1,218	1,220
Other Assets
Intangible assets, net	1	1
Derivative instruments	268	351
Derivative instruments — affiliate	87	104
Total other assets	356	456
Total Assets	$2,394	$2,403
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	24	16
Accounts payable — affiliate	35	2
Derivative instruments	15	3
Derivative instruments — affiliate	70	97
Cash collateral received in support of energy risk management activities	105	57
Accrued taxes and other current liabilities	41	38
Total current liabilities	295	218
Other Liabilities
Long-term debt and capital leases	8	9
Derivative instruments	6	—
Derivative instruments — affiliate	42	55
Out-of-market contracts	533	539
Other non-current liabilities	57	56
Total non-current liabilities	646	659
Total Liabilities	941	877
Commitments and Contingencies
Member’s Equity
Member’s interest	1,453	1,526
Total Member’s Equity	1,453	1,526
Total Liabilities and Member’s Equity	$2,394	$2,403

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
	(In millions)	(In millions)
Cash Flows from Operating Activities
Net (loss)/income	$(73)	$72
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	16	29
Amortization of out-of-market contracts	(6)	—
Loss on disposals and sales of assets	3	—
Changes in derivative instruments	133	(42)
Excess materials and supplies inventory reserve	—	4
Lower of cost or market inventory adjustments	—	25
Changes in collateral deposits supporting energy risk management activities	48	—
Cash provided/(used) by changes in other working capital	41	(19)
Net Cash Provided by Operating Activities	162	69
Cash Flows from Investing Activities
Capital expenditures	(13)	(17)
Net Cash Used by Investing Activities	(13)	(17)
Cash Flows from Financing Activities
Payments for short and long-term debt	(1)	(1)
Net Cash Used by Financing Activities	(1)	(1)
Net Increase in Cash and Cash Equivalents	148	51
Cash and Cash Equivalents at Beginning of Period	135	68
Cash and Cash Equivalents at End of Period	$283	$119

See accompanying notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc., a wholly-owned subsidiary of NRG, is a wholesale power generator engaged in the ownership and operation of power generation facilities, with approximately 20,485 MW of net electric generating capacity located in the U.S.
GenOn Americas Generation is a wholesale power generator with approximately 7,850 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 20,485 MW of net electric generating capacity of GenOn.
GenOn Mid-Atlantic operates and owns or leases 4,680 MW of net electric generating capacity in the Washington, D.C. and Baltimore areas. GenOn Mid-Atlantic’s electric generating capacity is part of the 7,850 MW of net electric generating capacity of GenOn Americas Generation. GenOn Mid-Atlantic’s generating facilities serve the Eastern PJM markets.
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
This is a combined quarterly report of the Registrants for the quarter ended March 31, 2013. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Registrants' financial statements in their 2012 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of March 31, 2013, and the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2013 and 2012.
NRG Merger, Predecessor and Successor Reporting
On December 14, 2012, NRG completed the acquisition of GenOn with GenOn continuing as the surviving corporation and a wholly-owned subsidiary of NRG. The NRG Merger is accounted for under the acquisition method of accounting. Fair value adjustments related to the NRG Merger have been pushed down to GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, resulting in certain assets and liabilities of the Registrants being recorded at fair value at December 15, 2012. See Note 3, NRG Merger, for further discussion.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Reclassifications
Certain prior-year amounts have been reclassified for comparative purposes. The reclassifications did not affect results from operations or cash flows.

Note 2 — Summary of Significant Accounting Policies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Recent Accounting Developments
ASU 2011-11 — Effective January 1, 2013, the Registrants adopted the provisions of ASU No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities, or ASU No. 2011-11, and began providing enhanced disclosures regarding the effect or potential effect of netting arrangements on an entity's financial position by improving information about financial instruments and derivative instruments that either (1) offset in accordance with either ASC 210-20-45 or ASC 810-20-45 or (2) are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Reporting entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The disclosures required by ASU No. 2011-11 are required to be adopted retroactively. As this guidance provides only disclosure requirements, the adoption of this standard will not impact the Registrants' results of operations, cash flows or financial position.
ASU 2013-02 (GenOn) - Effective January 1, 2013, GenOn adopted the provisions of ASU No. 2013-02, Other Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU No. 2013-02, and began reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income within the notes to the financial statements if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts not required by U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures which provide additional information about the amounts. The provisions of ASU No. 2013-02 are required to be adopted prospectively. As this guidance provides only presentation requirements, the adoption of this standard did not impact GenOn's results of operations, cash flows or financial position.
Note 3 — NRG Merger (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
On December 14, 2012, NRG completed the acquisition of GenOn.  Consideration for the acquisition was valued at $2.2 billion and was comprised of 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding, on the acquisition date, except for fractional shares which were paid in cash.
The acquisition was recorded as a business combination, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The initial accounting for the business combination is not complete because the evaluations necessary to assess the fair value of certain net assets acquired is still in process. See Note 3, NRG Merger, in the Registrants' 2012 Form 10-K for additional information related to the NRG Merger.
The following table summarizes the adjustments during the first quarter of 2013 to the provisional allocation for assets acquired and liabilities assumed initially recorded in 2012. The allocation of the purchase price may be modified up to one year from the date of acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed.

GenOn
(In millions)
Liabilities
Other current and non-current liabilities	$17
Total liabilities	$17

Note 4 — Fair Value of Financial Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 5, Fair Value of Financial Instruments, to the Registrants' 2012 Form 10-K.
For cash and cash equivalents, funds deposited by counterparties (GenOn), accounts receivable, note receivable — affiliate (GenOn Americas Generation), accounts payable, accrued expenses and other current liabilities, restricted cash, and cash collateral paid and received in support of energy risk management activities, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of GenOn and GenOn Americas Generation’s long-term debt, including current portion, are as follows:
GenOn

	As of March 31, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion	$4,209	$4,237	$4,185	$4,195
GenOn Americas Generation

	As of March 31, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion	$944	$970	$946	$953
The fair value of GenOn and GenOn Americas Generation's publicly-traded long-term debt is based on quoted market prices and is classified as Level 1 within the fair value hierarchy. The fair value of GenOn's nonpublicly-traded long-term debt is estimated using current interest rates for similar instruments with equivalent credit quality and is classified as Level 3 within the fair value hierarchy.
Recurring Fair Value Measurements
Derivative assets and liabilities and trust fund investments are carried at fair market value. Realized and unrealized gains and losses included in earnings that are related to energy derivatives are recorded in operating revenues and cost of operations.
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2013
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$122	$753	$35	$910
Derivative liabilities:
Commodity contracts	$36	$258	$41	$335
Interest rate contracts	—	47	—	47
Total liabilities	$36	$305	$41	$382
Other assets (a)	$44	$—	$—	$44

(a)	Primarily consists of mutual funds held in a rabbi trusts for non-qualified deferred compensation plans for certain former employees.

	As of December 31, 2012
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$139	$946	$31	$1,116
Derivative liabilities:
Commodity contracts	$52	$253	$14	$319
Interest rate contracts	—	50	—	50
Total liabilities	$52	$303	$14	$369
Other assets (a)	$43	$—	$—	$43

(a)	Primarily consists of mutual funds held in a rabbi trusts for non-qualified deferred compensation plans for certain former employees.
There were no transfers during the three months ended March 31, 2013 and 2012 between Levels 1 and 2. Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. There were no transfers in/out of Level 3 for the three months ended March 31, 2013 and 2012. The following tables reconcile, for the three months ended March 31, 2013 and 2012, the beginning and ending balances for derivatives that are recognized at fair value in GenOn’s consolidated financial statements at least annually using significant unobservable inputs:

	Successor	Predecessor
	Three months ended March 31, 2013	Three months ended March 31, 2012
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)	Derivatives (a)
	(In millions)	(In millions)
Balance as of beginning of period	$17	$(31)
Total gains and losses (realized/unrealized) included in earnings (b)	(3)	(11)
Purchases	(4)	—
Settlements	(16)	6
Balance as of end of period	$(6)	$(36)
The amount of the total losses for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at March 31	$(13)	$(5)

(a)	Consists of derivatives assets and liabilities, net.
(b)    Contracts entered into are reported with total gains and losses included in earnings in the predecessor periods.

GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2013
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$144	$824	$35	$1,003
Derivative liabilities:
Commodity contracts	$87	$314	$41	$442

	As of December 31, 2012
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$170	$991	$31	$1,192
Derivative liabilities:
Commodity contracts	$123	$358	$14	$495
There were no transfers during the three months ended March 31, 2013 and 2012 between Levels 1 and 2. Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. There were no transfers in/out of Level 3 for the three months ended March 31, 2013 and 2012. The following tables reconcile, for the three months ended March 31, 2013 and 2012, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Successor	Predecessor
	Three months ended March 31, 2013	Three months ended March 31, 2012
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)	Derivatives (a)
	(In millions)	(In millions)
Balance as of beginning of period	$17	$(32)
Total gains and losses (realized/unrealized) included in earnings (b)	(3)	(6)
Purchases	(4)	—
Settlements	(16)	8
Balance as of end of period	$(6)	$(30)
The amount of the total gains/(losses) for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at March 31	$(13)	$1
(a)    Consists of derivatives assets and liabilities, net.
(b)    Contracts entered into are reported with total gains and losses included in earnings in the predecessor periods.
GenOn Mid-Atlantic
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2013
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$69	$624	$1	$694
Derivative liabilities:
Commodity contracts	$11	$115	$7	$133

	As of December 31, 2012
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$63	$778	$8	$849
Derivative liabilities:
Commodity contracts	$16	$138	$1	$155
There were no transfers during the three months ended March 31, 2013 and 2012 between Levels 1 and 2. Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. There were no transfers in/out of Level 3 for the three months ended March 31, 2013 and 2012. The following tables reconcile, for the three months ended March 31, 2013 and 2012, the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Successor	Predecessor
	Three months ended March 31, 2013	Three months ended March 31, 2012
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)	Derivatives (a)
	(In millions)	(In millions)
Balance as of beginning of period	$7	$(64)
Total gains and losses (realized/unrealized) included in earnings (b)	(2)	(43)
Purchases	(4)	—
Settlements	(7)	19
Balance as of end of period	$(6)	$(88)
The amount of the total losses for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at March 31	$(7)	$(25)

(a)	Consists of derivatives assets and liabilities, net.

(b)	Contracts entered into are reported with total gains and losses included in earnings in the predecessor periods.

Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of the Registrants' markets, the Registrants receive quotes from multiple sources. To the extent that the Registrants receive multiple quotes, the Registrants' prices reflect the average of the bid-ask mid-point prices obtained from all sources that the Registrants believe provide the most liquid market for the commodity. If the Registrants receive one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Registrants' derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Registrants believe such price quotes are executable. The Registrants do not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. Contracts valued with prices provided by models and other valuation techniques make up 4% of GenOn's derivative assets and 11% of GenOn's derivative liabilities, 3% of GenOn Americas Generation’s derivative assets and 9% of GenOn Americas Generation's derivative liabilities and 0% of GenOn Mid-Atlantic’s derivative assets and 5% of GenOn Mid-Atlantic's derivative liabilities.

The fair value of each contract is discounted using a risk free interest rate. In addition, the Registrants apply a credit reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that the Registrants’ net exposure under a specific master agreement is an asset, the Registrants use the counterparty's default swap rate. If the net exposure under a specific master agreement is a liability, the Registrants use their default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Registrants’ liabilities or that a market participant would be willing to pay for the Registrants’ assets. The Registrants' credit reserves were as follows:

	As of March 31, 2013	As of December 31, 2012
	(In millions)
GenOn	$1	$4
GenOn Americas Generation	2	4
GenOn Mid-Atlantic	4	4
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Registrants' 2012 Form 10-K, the following is a discussion of the concentration of credit risk for the Registrants’ financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Registrants are exposed to counterparty credit risk through various activities including wholesale sales and fuel purchases.
Counterparty Credit Risk
The Registrants monitor and manage counterparty credit risk through credit policies that include: (i) an established credit approval process; (ii) daily monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting arrangements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risk surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Registrants seek to mitigate counterparty credit risk with a diversified portfolio of counterparties. The Registrants also have credit protection within various agreements to call on additional collateral support if and when necessary. Cash margin is collected and held to cover the credit risk of the counterparty until positions settle.
As of March 31, 2013, counterparty credit exposure to a portion of GenOn’s counterparties was $801 million and GenOn held collateral (cash and letters of credit) against those positions of $105 million, resulting in a net exposure of $696 million. Approximately 89% of GenOn's exposure before collateral is expected to roll off by the end of 2014. As of March 31, 2013, GenOn Americas Generation’s counterparty credit exposure to a portion of counterparties was $799 million and GenOn Americas Generation held collateral (cash and letters of credit) against those positions of $105 million, resulting in a net exposure of $694 million. Approximately 89% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2014. As of March 31, 2013, GenOn Mid-Atlantic’s counterparty credit exposure to a portion of counterparties was $527 million and GenOn Mid-Atlantic held collateral (cash and letters of credit) against those positions of $105 million, resulting in a net exposure of $422 million. Approximately 90% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2014. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

GenOn

Category	Net Exposure (a) (% of Total)
Financial institutions	61%
Utilities, energy merchants, marketers and other	25%
ISOs	13%
Coal	1%
Total as of March 31, 2013	100%

Category	Net Exposure (a) (% of Total)
Investment grade	99%
Non-investment grade	1%
Total as of March 31, 2013	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $545 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
GenOn Americas Generation

Category	Net Exposure (a) (% of Total)
Financial institutions	61%
Utilities, energy merchants, marketers and other	24%
ISOs	14%
Coal	1%
Total as of March 31, 2013	100%

Category	Net Exposure (a) (% of Total)
Investment grade	99%
Non-investment grade	1%
Total as of March 31, 2013	100%
(a)    Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn Americas Generation has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $544 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Americas Generation does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
GenOn Mid-Atlantic

Category	Net Exposure (a) (% of Total)
Financial institutions	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%
(a)Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn Mid-Atlantic has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $355 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Mid-Atlantic does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

Note 5 — Accounting for Derivative Instruments and Hedging Activities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 6, Accounting for Derivative Instruments and Hedging Activities, to the Registrants' 2012 Form 10-K.
Energy-Related Commodities (GenOn)
As of March 31, 2013, GenOn had energy-related derivative financial instruments extending through 2017.
Interest Rate Swaps (GenOn)
In 2010, GenOn Marsh Landing entered into interest rate protection agreements (interest rate swaps) in connection with its project financing, which have been designated as cash flow hedges. GenOn Marsh Landing entered into the interest rate swaps to reduce the risks with respect to the variability of the interest rates for the term loans. As of March 31, 2013, the maximum length of time GenOn is hedging its exposure to the variability in future cash flows that may result from changes in interest rates is 10 years.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of March 31, 2013 and December 31, 2012. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of March 31, 2013	As of December 31, 2012	As of March 31, 2013	As of December 31, 2012	As of March 31, 2013	As of December 31, 2012
Commodity	Units	(In millions)
Coal	Short Ton	5	5	4	4	4	4
Natural Gas	MMBtu	(187)	(194)	(145)	(150)	(137)	(150)
Power	MWh	(37)	(43)	(19)	(22)	(19)	(22)
Interest	Dollars	$475	$475	$—	$—	$—	$—
Fair Value of Derivative Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$(11)	$(9)
Interest rate contracts long-term	—	—	(36)	(41)
Total Derivatives Designated as Cash Flow Hedges	—	—	(47)	(50)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	514	604	(251)	(236)
Commodity contracts long-term	396	512	(84)	(83)
Total Derivatives Not Designated as Cash Flow Hedges	910	1,116	(335)	(319)
Total Derivatives	$910	$1,116	$(382)	$(369)

GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$576	$656	$(321)	$(362)
Commodity contracts long-term	428	536	(121)	(133)
Total Derivatives Not Designated as Cash Flow Hedges	$1,004	$1,192	$(442)	$(495)
GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$339	$394	$(85)	$(100)
Commodity contracts long-term	355	455	(48)	(55)
Total Derivatives Not Designated as Cash Flow Hedges	$694	$849	$(133)	$(155)
The Registrants have elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. In addition, collateral received or paid on the Registrants' derivative assets or liabilities are recorded on a separate line item on the balance sheet. The following tables summarize the offsetting of derivatives by counterparty master agreement level and collateral received or paid:
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
	(In millions)
March 31, 2013
Commodity contracts:
Derivative assets	$884	$(264)	$(184)	$436
Derivative assets - affiliate	26	(26)	—	—
Derivative liabilities	(306)	264	—	(42)
Derivative liabilities - affiliate	(29)	26	—	(3)
Total commodity contracts	575	—	(184)	391
Interest rate contracts:
Derivative liabilities	(47)	—	—	(47)
Total derivative instruments	$528	$—	$(184)	$344
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
March 31, 2013	(In millions)
Commodity contracts:
Derivative assets	$883	$(263)	$(184)	$436
Derivative assets - affiliate	121	(121)	—	—
Derivative liabilities	(302)	263	—	(39)
Derivative liabilities - affiliate	(140)	121	—	(19)
Total derivative instruments	$562	$—	$(184)	$378

GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
March 31, 2013	(In millions)
Commodity contracts:
Derivative assets	$545	$(21)	$(105)	$419
Derivative assets - affiliate	149	(112)	—	37
Derivative liabilities	(21)	21	—	—
Derivative liabilities - affiliate	(112)	112	—	—
Total derivative instruments	$561	$—	$(105)	$456
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2012	(In millions)
Commodity contracts:
Derivative assets	$1,107	$(260)	$(243)	$604
Derivative assets - affiliate	9	(9)	—	—
Derivative liabilities	(310)	260	1	(49)
Derivative liabilities - affiliate	(9)	9	—	—
Total commodity contracts	797	—	(242)	555
Interest rate contracts:
Derivative liabilities	(50)	—	—	(50)
Total derivative instruments	$747	$—	$(242)	$505
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2012	(In millions)
Commodity contracts:
Derivative assets	$1,107	$(260)	$(243)	$604
Derivative assets - affiliate	85	(85)	—	—
Derivative liabilities	(310)	260	1	(49)
Derivative liabilities - affiliate	(185)	85	—	(100)
Total derivative instruments	$697	$—	$(242)	$455
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2012	(In millions)
Commodity contracts:
Derivative assets	$636	$(3)	$(57)	$576
Derivative assets - affiliate	213	(152)	—	61
Derivative liabilities	(3)	3	—	—
Derivative liabilities - affiliate	(152)	152	—	—
Total derivative instruments	$694	$—	$(57)	$637

Accumulated Other Comprehensive Loss (GenOn)
The following table summarizes the effects on GenOn's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax of $1 million:

	Successor	Predecessor
	Three months ended March 31, 2013	Three months ended March 31, 2012
	(In millions)	(In millions)
Accumulated OCI balance, beginning of period	$1	$(34)
Recognized in OCI on interest rate derivatives	2	4
Reclassified from accumulated OCI into earnings(a)(b)	(1)	—
Accumulated OCI balance, end of period	$2	$(30)

(a)	Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded in interest expense.

(b)
All of the forecasted transactions (future interest payments) were deemed probable of occurring; therefore, no cash flow hedges were discontinued and no amount was recognized in GenOn’s results of operations as a result of discontinued cash flow hedges.

Because a significant portion of the interest expense incurred by GenOn Marsh Landing during construction was capitalized, amounts included in accumulated other comprehensive loss associated with construction period interest payments will be reclassified into earnings over the expected useful life of the Marsh Landing generating facility, which commenced commercial operations on May 1, 2013.
Impact of Derivative Instruments on the Statements of Operations (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Unrealized gains and losses associated with changes in the fair value of derivative instruments not accounted for as cash flow hedges are reflected in current period earnings.
The following tables summarize the pre-tax effects of economic hedges that have not been designated as cash flow hedges and trading activity on the Registrants’ statements of operations. These amounts are included within operating revenues and cost of operations.
GenOn

	Successor	Predecessor
	Three months ended March 31, 2013	Three months ended March 31, 2012
	(In millions)	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(98)	$(129)
Net unrealized (losses)/gains on open positions related to economic hedges	(123)	236
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(221)	107
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(3)	(3)
Net unrealized gains/(losses) on open positions related to trading activity	2	(4)
Total unrealized mark-to-market losses for trading activity	(1)	(7)
Total unrealized (losses)/gains	$(222)	$100

	Successor	Predecessor
	Three months ended March 31, 2013	Three months ended March 31, 2012
	(In millions)	(In millions)
Revenue from operations — energy commodities	$(235)	$143
Cost of operations	13	(43)
Total impact to statements of operations	$(222)	$100

 GenOn Americas Generation

	Successor	Predecessor
	Three months ended March 31, 2013	Three months ended March 31, 2012
	(In millions)	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(74)	$(100)
Net unrealized (losses)/gains on open positions related to economic hedges	(60)	156
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(134)	56
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(3)	(3)
Net unrealized gains/(losses) on open positions related to trading activity	2	(4)
Total unrealized mark-to-market losses for trading activity	(1)	(7)
Total unrealized (losses)/gains	$(135)	$49

	Successor	Predecessor
	Three months ended March 31, 2013	Three months ended March 31, 2012
	(In millions)	(In millions)
Revenue from operations — energy commodities	$(151)	$75
Cost of operations	16	(26)
Total impact to statements of operations	$(135)	$49
GenOn Mid-Atlantic

	Successor	Predecessor
	Three months ended March 31, 2013	Three months ended March 31, 2012
	(In millions)	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(74)	$(101)
Net unrealized (losses)/gains on open positions related to economic hedges	(59)	143
Total unrealized (losses)/gains	$(133)	$42

	Successor	Predecessor
	Three months ended March 31, 2013	Three months ended March 31, 2012
	(In millions)	(In millions)
Revenue from operations — energy commodities	$(148)	$67
Cost of operations	15	(25)
Total impact to statements of operations	$(133)	$42
Credit Risk Related Contingent Features (GenOn and GenOn Americas Generation)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of March 31, 2013 was $29 million for GenOn and GenOn Americas Generation. The collateral required for contracts with credit rating contingent features that are in a net liability position as of March 31, 2013, was $8 million for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which is approximately $53 million for GenOn and $19 million for GenOn Americas Generation as of March 31, 2013. At March 31, 2013, GenOn Mid-Atlantic did not have any financial instruments with credit risk related contingent features.
See Note 4, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 6 — Segment Reporting (GenOn and GenOn Americas Generation)
GenOn previously had the following segments: Eastern PJM, Western PJM/MISO, California, Energy Marketing and Other Operations. GenOn Americas Generation previously had the following segments: Eastern PJM, Northeast, California, Energy Marketing and Other Operations. In the fourth quarter of 2012, in conjunction with the NRG Merger, GenOn and GenOn Americas Generation began reporting the following segments: East, South Central, West and Corporate. All GenOn Mid-Atlantic entities are included within the GenOn East segment. There are distinct components with separate operating results and management structures for each segment, which are based on the geographical location of the power generation operations. GenOn and GenOn Americas Generation have recast the data from prior periods to reflect this change in reportable segments to conform to the current year presentation.
GenOn

Successor	Three months ended March 31, 2013
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$379	$—	$40	$5	$—	$424
Operating revenues—affiliate	—	6	—	—	—	6
Depreciation and amortization	44	1	11	3	—	59
Loss before income taxes	(135)	(6)	(20)	(72)	—	(233)
Net loss	$(135)	$(6)	$(20)	$(72)	$—	$(233)
Total assets	$4,677	$218	$951	$1,436	$—	$7,282

Predecessor	Three months ended March 31, 2012
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$686	$—	$35	$—	$—	$721
Depreciation and amortization	69	3	11	5	—	88
Income/(loss) before income taxes	76	(4)	(9)	(95)	—	(32)
Net income/(loss)	$76	$(4)	$(9)	$(95)	$—	$(32)

GenOn Americas Generation

Successor	Three months ended March 31, 2013
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$376	$—	$23	$—	$—	$399
Operating revenues—affiliate	133	—	—	—	—	133
Depreciation and amortization	19	—	2	—	—	21
(Loss)/income before income taxes	(60)	—	8	(23)	—	(75)
Net (loss)/income	$(60)	$—	$8	$(23)	$—	$(75)
Total assets	$2,865	$—	$172	$313	$—	$3,350

Predecessor	Three months ended March 31, 2012
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$651	$—	$31	$—	$—	$682
Operating revenues—affiliate	(29)	—	(1)	—	—	(30)
Depreciation and amortization	35	—	4	1	—	40
Income/(loss) before income taxes	66	—	—	(20)	—	46
Net income/(loss)	$66	$—	$—	$(20)	$—	$46

Note 7 — Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn
GenOn’s income tax provision (benefit) consisted of the following:

	Successor	Predecessor
	Three months ended March 31, 2013	Three months ended March 31, 2012
	(In millions except otherwise noted)	(In millions except otherwise noted)
Loss before income taxes	$(233)	$(32)
Income tax	—	—
Effective tax rate	0%	0%
GenOn
For the three months ended March 31, 2013 and 2012, GenOn's overall effective tax rate of 0% was different than the statutory rate of 35% primarily due to the recording of a valuation allowance against NOLs generated during the period.
Tax allocation — NRG will allocate taxes to GenOn Americas Generation and GenOn Mid-Atlantic, subsidiaries of GenOn using the pro rata method of income tax allocation as prescribed in ASC 740, Income Taxes. Due to historical losses and the uncertainty surrounding the ability to generate future earnings, GenOn has recorded a full valuation allowance against its net deferred tax assets. Any change in the valuation allowance will be offset to the corresponding income tax expense or benefit. Under the pro rata method, GenOn is allocating tax expense and the net deferred tax asset or liability of $0, respectively. Electing to use the pro rata method requires presentation of a pro forma income statement for the most recent year and interim period reflecting a tax provision calculated on a separate return basis.
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
If GenOn Americas Generation were to be allocated income taxes attributable to its operations, the pro forma income tax expense attributable to income before taxes would be $0 for the three months ended March 31, 2013 and 2012, respectively. The net deferred income taxes allocated would be $0 as of March 31, 2013 and December 31, 2012 respectively.
GenOn Mid-Atlantic
GenOn Mid-Atlantic and GenOn Mid-Atlantic's subsidiaries are limited liability companies that are treated as branches of GenOn Americas for income tax purposes. As a result, GenOn Americas, GenOn and NRG have direct liability for the majority of the federal and state income taxes relating to GenOn Mid-Atlantic's operations. If GenOn Mid-Atlantic were to be allocated income taxes attributable to its operations, the pro forma income tax provision attributable to income before taxes would be a benefit of $27 million and tax expense of $28 million during the three months ended March 31, 2013 and 2012, respectively. The balance of GenOn Mid-Atlantic's pro forma deferred income taxes would be a net deferred tax asset of $639 million and $598 million as of March 31, 2013 and December 31, 2012, respectively.

Note 8 — Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG (GenOn)
Subsequent to the NRG Merger, NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the Services Agreement. The initial term of the Services Agreement is through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. During the three months ended March 31, 2013, $11 million was recorded as selling, general and administrative — affiliate related to these services.
Administrative Services Provided by NRG for the Successor Period and Provided by GenOn Energy for the Predecessor Period
Prior to the NRG Merger, GenOn provided GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services directly relating to their facilities. GenOn Americas Generation and GenOn Mid-Atlantic reimbursed GenOn for amounts equal to the costs of providing such services. In addition, GenOn's corporate overhead costs were allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. Subsequent to the NRG Merger, NRG provides GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services consistent with those set forth in the Services Agreement discussed above between NRG and GenOn. GenOn's costs incurred under the Services Agreement with NRG are allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. These allocations and charges are not necessarily indicative of what would have been incurred had GenOn Americas Generation and GenOn Mid-Atlantic been unaffiliated entities. Management has concluded that this method of charging overhead costs is reasonable.
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Successor	Predecessor
	Three months ended March 31, 2013	Three months ended March 31, 2012
	(In millions)	(In millions)
Direct costs:
Cost of operations — affiliate	$36	$41
Allocated costs:
Cost of operations — affiliate	4	9
Selling, general and administrative — affiliate	20	16
Total	$60	$66
GenOn Mid-Atlantic

	Successor	Predecessor
	Three months ended March 31, 2013	Three months ended March 31, 2012
	(In millions)	(In millions)
Direct costs:
Cost of operations — affiliate	$23	$24
Allocated costs:
Cost of operations — affiliate	3	4
Selling, general and administrative — affiliate	16	12
Total	$42	$40
In addition, for the successor period, NRG provided services to certain of GenOn's operating subsidiaries including the execution of contracts, including economic hedges to reduce price risk. These transactions are recorded as operating revenues — affiliate and cost of operations — affiliate in GenOn's consolidated statement of operations. Amounts due from and to NRG are recorded as accounts receivable — affiliate or accounts payable — affiliate.

Services Provided by GenOn Energy Management (GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Americas Generation
GenOn Energy Management provides services to certain of GenOn's indirect operating subsidiaries through power, fuel supply and services agreements. The services include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges to reduce price risk. These transactions are recorded as operating revenues — affiliate or cost of operations — affiliate in GenOn Americas Generation's consolidated statements of operations. Amounts due from and to GenOn's indirect operating subsidiaries are recorded as accounts receivable — affiliate or accounts payables — affiliate. Substantially all energy marketing overhead expenses are allocated to GenOn's operating subsidiaries by GenOn Energy Management. For the three months ended March 31, 2013 and 2012, GenOn Americas Generation recorded a reduction to cost of operations — affiliate of $2 million and $6 million, respectively, related to the allocations of energy marketing overhead expenses to affiliates outside of GenOn Americas Generation.
GenOn Mid-Atlantic
GenOn Mid-Atlantic receives services from GenOn Energy Management which include the bidding and dispatch of the generating units, procurement of fuel and other products and the execution of contracts, including economic hedges, to reduce price risk. These transactions are recorded as operating revenues — affiliate or cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations. Amounts due to and from GenOn Energy Management under the power, fuel supply and services agreements are recorded as accounts payables — affiliate or accounts receivables — affiliate. Under these agreements, GenOn Energy Management resells GenOn Mid-Atlantic's energy products in the PJM spot and forward markets and to other third parties. GenOn Mid-Atlantic pays the amount received by GenOn Energy Management for such capacity and energy. GenOn Mid-Atlantic has counterparty credit risk in the event that GenOn Energy Management is unable to collect amounts owed from third parties for the resale of GenOn Mid-Atlantic's energy products. Substantially all energy marketing overhead expenses are allocated to GenOn's operating subsidiaries. For the three months ended March 31, 2013 and 2012, GenOn Mid-Atlantic incurred $1 million of energy marketing overhead expense. These costs were included in cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.
Credit Agreement with NRG (GenOn)
In connection with the closing of the NRG Merger, GenOn and GenOn Americas entered into a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit. At March 31, 2013 and December 31, 2012, letters of credit of $294 million and $261 million, respectively, were issued and outstanding under the NRG credit agreement on behalf of GenOn. At March 31, 2013 and December 31, 2012, letters of credit of $184 million and $166 million, respectively, were issued on behalf of GenOn Americas Generation. At March 31, 2013 and December 31, 2012, letters of credit of $111 million and $113 million, respectively, were issued on behalf of GenOn Mid-Atlantic. At March 31, 2013 and December 31, 2012, no loans were outstanding under this credit agreement.  In connection with the execution of the agreement, certain of GenOn's subsidiaries as guarantors entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The credit agreement has a three year maturity and is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt. In addition, the guarantors are restricted from incurring additional liens on their assets. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate or notes payable — affiliate, as appropriate. The notes are due on demand and accrue interest on the net position, which is payable quarterly, at the short term yield of the Federated Investors Treasury Obligation Fund or such other fund designated by GenOn Energy Holdings. At March 31, 2013 and December 31, 2012, GenOn Americas Generation had a net current note receivable from GenOn Energy Holdings of $167 million and $198 million, respectively, related to its intercompany cash management program. For the three months ended March 31, 2013 and 2012, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes.

Purchased Emission Allowances (GenOn Mid-Atlantic)
GenOn Energy Management maintains an inventory of certain purchased emission allowances related to the Regional Greenhouse Gas Initiative on behalf of GenOn Mid-Atlantic. The emission allowances are sold by GenOn Energy Management to GenOn Mid-Atlantic as they are needed for operations. GenOn Mid-Atlantic purchases emission allowances from GenOn Energy Management at GenOn Energy Management's original cost to purchase the allowances. For allowances that have been purchased by GenOn Energy Management from a GenOn Energy affiliate, the price paid by GenOn Energy Management is determined by market indices.
Emission allowances purchased from GenOn Energy Management that were utilized during the three months ended March 31, 2013 and 2012 were $4 million and $3 million, respectively, and were recorded in cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.
Note 9 — Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Contingencies
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
In addition to the legal proceedings noted below, the Registrants are parties to other litigation or legal proceedings arising in the ordinary course of business. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect the Registrants’ respective consolidated financial position, results of operations, or cash flows.
Pending Natural Gas Litigation (GenOn)
GenOn is party to five lawsuits, several of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with GenOn. In July 2011, the U.S. District Court for the District of Nevada, which is handling four of the five cases, granted the defendants’ motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit has reversed the decision of the U.S. District Court for the District of Nevada. In September 2012, the State of Nevada Supreme Court, which is handling the remaining case, affirmed dismissal by the Eighth Judicial District Court for Clark County, Nevada of all plaintiffs’ claims against GenOn. In February 2013, the plaintiffs filed a petition for certiorari to the U.S. Supreme Court. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
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

New Source Review Matters
The EPA and various states are investigating compliance of coal-fueled electric generating facilities with the pre-construction permitting requirements of the CAA known as “new source review.” Since 2000, the EPA has made information requests concerning the Avon Lake, Chalk Point, Cheswick, Conemaugh, Dickerson, Elrama, Keystone, Morgantown, New Castle, Niles, Portland, Potomac River, Shawville and Titus generating facilities. The Registrants continue to correspond with the EPA regarding some of these requests. The EPA agreed to share information relating to its investigations with state environmental agencies. In January 2009, GenOn received an NOV from the EPA alleging that past work at its Shawville, Portland and Keystone generating facilities violated regulations regarding new source review. In June 2011, GenOn received an NOV from the EPA alleging that past work at the Niles and Avon Lake generating facilities violated regulations regarding new source review.
In December 2007, the NJDEP sued GenOn in the U.S. District Court for the Eastern District of Pennsylvania, alleging that new source review violations occurred at the Portland generating facility. The suit seeks installation of “best available” control technologies for each pollutant, to enjoin GenOn from operating the generating facility if it is not in compliance with the CAA and civil penalties. The suit also named past owners of the plant as defendants, but the claims against the past owners have since been dismissed. In March 2009, the Connecticut Department of Environmental Protection became an intervening party to the suit. GenOn believes that the work listed by the EPA and the work subject to the NJDEP suit were conducted in compliance with applicable regulations. The parties appeared for mediation before the magistrate judge on April 10, 2013. The parties reached a settlement in principle of this matter on that date, which has not yet been finalized.
In addition, the NJDEP filed two administrative petitions with the EPA in 2010 alleging that the Portland generating facility’s emissions were significantly contributing to nonattainment and/or interfering with the maintenance of certain NAAQS in New Jersey. In November 2011, the EPA published a final rule in response to one of the petitions that will require GenOn to reduce maximum allowable SO2 emissions from the two coal-fired units by about 60% starting in January 2013 and by about 80% starting in January 2015.  In January 2012, GenOn challenged the rule in the U.S. Court of Appeals for the Third Circuit. If the rule is not vacated or otherwise modified by the court, GenOn has several compliance options in 2013 and 2014 that include using lower sulfur coals (although this may at times reduce how much GenOn is able to generate) or running just one unit at a time. Starting in January 2015, these units will be subject to more stringent rate limits, which will require either material capital expenditures and higher operating costs or the retirement of these two units.
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

Ormond Beach Alleged Federal Clean Water Act Violations (GenOn)
In October 2012, the Wishtoyo Foundation, a California-based cultural and environmental advocacy organization, through its Ventura Coastkeeper Program, filed suit in the U.S. District Court for the Central District of California regarding alleged violations of the Clean Water Act associated with discharges of stormwater from the Ormond Beach generating facility. The Wishtoyo Foundation alleges that elevated concentrations of pollutants in stormwater discharged from the Ormond Beach generating facility are affecting adjacent aquatic resources in violation of (i) the Statewide General Industrial Stormwater permit (a general National Pollution Discharge Elimination System permit issued by the California State Water Resources Control Board that authorizes stormwater discharges from industrial facilities in California) and (ii) the state’s Porter-Cologne Water Quality Control Act. The Wishtoyo Foundation further alleges that GenOn has not implemented effective stormwater control and treatment measures and that GenOn has not complied with the sampling and reporting requirements of the General Industrial Stormwater permit. GenOn has signed a consent decree that, if entered by the court, would settle this matter and obligate GenOn to make operational changes and pay $79,000 in legal fees, $65,000 for supplemental environmental projects and $15,000 for monitoring costs.
Notice of Intent to File Citizens Suit (GenOn Mid-Atlantic)
In January 2013, Food & Water Watch, the Patuxent Riverkeeper and the Potomac Riverkeeper (Citizens Group) sent GenOn Mid-Atlantic a letter alleging that the Chalk Point, Dickerson and Morgantown generating facilities were violating the terms of three National Pollution Discharge Elimination System Permits by discharging nitrogen and phosphorous in excess of the limits in each permit. The Citizens Group threatens to bring a lawsuit if GenOn Mid-Atlantic does not bring itself into compliance within 60 days of the letter. The Citizens Group said it intended to seek civil penalties and injunctive relief against GenOn Mid-Atlantic if they file a lawsuit. On March 21, 2013 the MDE sent the Company a similar letter with respect to the Chalk Point and Dickerson facilities, threatening to sue within 60 days if the facilities are not brought into compliance.
Maryland Fly Ash Facilities (GenOn Mid-Atlantic)
GenOn MD Ash Management has three fly ash facilities in Maryland: Faulkner, Westland and Brandywine. GenOn MD Ash Management disposes of fly ash from the Morgantown and Chalk Point generating facilities at Brandywine. GenOn MD Ash Management disposes of fly ash from the Dickerson generating facility at Westland. GenOn MD Ash Management no longer disposes of fly ash at the Faulkner facility. As described below, the MDE had sued GenOn MD Ash Management and GenOn Mid-Atlantic regarding Faulkner, Brandywine and Westland. The MDE also had threatened not to renew the water discharge permits for all three facilities.
Faulkner Litigation. In May 2008, the MDE sued GenOn Mid-Atlantic and GenOn MD Ash Management in the Circuit Court for Charles County, Maryland alleging violations of Maryland’s water pollution laws at Faulkner. The MDE contended that the operation of Faulkner had resulted in the discharge of pollutants that exceeded Maryland’s water quality criteria and without the appropriate NPDES permit. The MDE also alleged that GenOn failed to perform certain sampling and reporting required under an applicable NPDES permit. The MDE complaint requested that the court (i) prohibit continuation of the alleged unpermitted discharges, (ii) require GenOn to cease from further disposal of any coal combustion byproducts at Faulkner and close and cap the existing disposal cells and (iii) assess civil penalties. In July 2008, GenOn filed a motion to dismiss the complaint, arguing that the discharges are permitted by a December 2000 Consent Order. In January 2011, the MDE dismissed without prejudice its complaint and informed GenOn that it intended to file a similar lawsuit in federal court. In May 2011, the MDE filed a complaint against GenOn Mid-Atlantic and GenOn MD Ash Management in the U.S. District Court for the District of Maryland alleging violations at Faulkner of the Clean Water Act and Maryland’s Water Pollution Control Law. The MDE contends that (i) certain of GenOn's water discharges are not authorized by the existing permit and (ii) operation of the Faulkner facility has resulted in discharges of pollutants that violate water quality criteria. The complaint asked the court to, among other things, (i) enjoin further disposal of coal ash; (ii) enjoin discharges that are not authorized by the existing permit; (iii) require numerous technical studies; (iv) impose civil penalties and (v) award MDE attorneys’ fees. GenOn disputed these allegations.
Brandywine Litigation. In April 2010, the MDE filed a complaint against GenOn Mid-Atlantic and GenOn MD Ash Management in the U.S. District Court for the District of Maryland asserting violations at Brandywine of the Clean Water Act and Maryland’s Water Pollution Control Law. The MDE contended that the operation of Brandywine has resulted in discharges of pollutants that violate Maryland’s water quality criteria. The complaint requested that the court, among other things, (i) enjoin further disposal of coal combustion waste at Brandywine, (ii) require GenOn to close and cap the existing open disposal cells within one year, (iii) impose civil penalties and (iv) award MDE attorneys’ fees. GenOn disputed the allegations. In September 2010, four environmental advocacy groups became intervening parties in the proceeding.

Westland Litigation. In January 2011, the MDE informed GenOn that it intended to sue for alleged violations at Westland of Maryland’s water pollution laws, which suit was filed in the U.S. District Court for the District of Maryland in December 2012.
Permit Renewals. In March 2011, the MDE tentatively determined to deny GenOn MD Ash Management's application for the renewal of the water discharge permit for Brandywine, which could result in a significant increase in operating expenses for the Chalk Point and Morgantown generating facilities. The MDE also had indicated that it was planning to deny GenOn’s applications for the renewal of the water discharge permits for Faulkner and Westland. Denial of the renewal of the water discharge permit for the latter facility could have resulted in a significant increase in operating expenses for GenOn Mid-Atlantic's Dickerson generating facility.
Settlement. In June 2011, the MDE agreed to stay the litigation related to Faulkner and Brandywine while GenOn pursued settlement of allegations related to the three Maryland ash facilities. MDE also agreed not to pursue its tentative denial of GenOn’s application to renew the water discharge permit at Brandywine and agreed not to act on GenOn’s renewal applications for Faulkner or Westland while GenOn was discussing settlement. As a condition to obtaining the stay, GenOn agreed in principle to pay a civil penalty of $1.9 million (for alleged past violations) to the MDE if GenOn reached a comprehensive settlement regarding all of the allegations related to the three Maryland ash facilities. GenOn accrued $1.9 million during 2011 and an additional $0.6 million (for agreed prospective penalties while GenOn implements the settlement) during the second quarter of 2012 for a total of $2.5 million. GenOn also developed a technical solution, which includes installing synthetic caps on the closed cells of each of the three ash facilities. During 2011, GenOn accrued $47 million for the estimated cost of the technical solution. At this time, GenOn cannot reasonably estimate the upper range of its obligations for remediating the sites because GenOn has not (i) finished assessing each site including identifying the full impacts to both ground and surface water and the impacts to the surrounding habitat; (ii) finalized with the MDE the standards to which it must remediate; and (iii) identified the technologies required, if any, to meet the yet to be determined remediation standards at each site nor the timing of the design and installation of such technologies. A hearing was held on March 18, 2013 on entry of the Consent Decree. In April 2013, GenOn MD Ash Management and MDE signed a slightly revised consent decree, which was approved by the court on April 30, 2013. Accordingly, these issues have been resolved.
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

One of the two remaining actions transferred to MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks (the Commerzbank Defendants) for alleged fraudulent transfers that occurred prior to the filing of GenOn Energy Holdings’ bankruptcy proceedings. In its amended complaint, MC Asset Recovery alleges that the Commerzbank Defendants in 2002 and 2003 received payments totaling approximately 153 million Euros directly or indirectly from GenOn Energy Holdings under a guarantee provided by GenOn Energy Holdings in 2001 of certain equipment purchase obligations. MC Asset Recovery alleges that at the time GenOn Energy Holdings provided the guarantee and made the payments to the Commerzbank Defendants, GenOn Energy Holdings was insolvent and did not receive fair value for those transactions. In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery’s complaint against the Commerzbank Defendants. In January 2011, MC Asset Recovery appealed the U.S. District Court’s dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit. In March 2012, the U.S. Court of Appeals for the Fifth Circuit reversed the U.S. District Court’s dismissal and reinstated MC Asset Recovery’s amended complaint against the Commerzbank Defendants. If MC Asset Recovery succeeds in obtaining any recoveries on these avoidance claims, the Commerzbank Defendants have asserted that they will seek to file claims in GenOn Energy Holdings’ bankruptcy proceedings for the amount of those recoveries. GenOn Energy Holdings would vigorously contest the allowance of any such claims on the ground that, among other things, the recovery of such amounts by MC Asset Recovery does not reinstate any enforceable pre-petition obligation that could give rise to a claim. If such a claim were to be allowed by the Bankruptcy Court as a result of a recovery by MC Asset Recovery, then the Plan provides that the Commerzbank Defendants are entitled to the same distributions as previously made under the Plan to holders of similar allowed claims. Holders of previously allowed claims similar in nature to the claims that the Commerzbank Defendants would seek to assert have received 43.87 shares of GenOn Energy Holdings common stock for each $1,000 of claim allowed by the Bankruptcy Court. If the Commerzbank Defendants were to receive an allowed claim as a result of a recovery by MC Asset Recovery on its claims against them, the order entered by the Bankruptcy Court in December 2005, confirming the Plan provides that GenOn Energy Holdings would retain from the net amount recovered by MC Asset Recovery an amount equal to the dollar amount of the resulting allowed claim, rather than distribute such amount to the unsecured creditors and former equity holders as described above.
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
Purported Class Actions related to July 22, 2012 Announcement of NRG Merger Agreement (GenOn)
GenOn has been named as a defendant in eight purported class actions pending in Texas and Delaware, related to its announcement of its agreement for NRG to acquire all outstanding shares of GenOn. These cases have been consolidated into one state court case in each of Delaware and Texas and a federal court case in Texas. The plaintiffs generally allege breach of fiduciary duties, as well as conspiracy, aiding and abetting breaches of fiduciary duties. Plaintiffs are generally seeking to: be certified as a class; enjoin the merger; direct the defendant to exercise their fiduciary duties; rescind the acquisition and be awarded attorneys' fees and costs and other relief that the court deems appropriate. Plaintiffs also demanded that there be additional disclosures regarding the merger terms. On October 24, 2012, the parties to the Delaware state court case executed a Memorandum of Understanding to resolve the Delaware purported class action lawsuit. In March 2013, the parties finalized the settlement of the Delaware action. The hearing on the class action settlement of the Delaware action is scheduled for June 3, 2013.

Note 10 — Regulatory Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
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
East Region (GenOn)
Reliability Must Run Agreements for Elrama and Niles — In May 2012, GenOn filed with the FERC an RMR rate schedule governing operation of unit 4 of the Elrama generating facility and unit 1 of the Niles generating facility.  PJM determined that each of these units was needed past their planned deactivation date of June 1, 2012 to maintain transmission system reliability on the PJM system pending the completion of transmission upgrades.  The RMR rate schedule sets forth the terms, conditions and cost-based rates under which GenOn operated the units for reliability purposes through September 30, 2012, the date PJM indicated the units would no longer be needed for reliability.  In July 2012, the FERC accepted GenOn's RMR rate schedule subject to hearing and settlement procedures.  In the settlement discussions ordered by the FERC or in any subsequent hearing, GenOn's RMR rate schedule may be modified from that which was filed.  The rates GenOn charged are subject to refund pending a ruling or settlement. GenOn anticipates filing a partial settlement of all outstanding issues in May 2013. Any eventual settlement must be approved by the FERC.
Note 11 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The Registrants are subject to a wide range of environmental regulations in the development, ownership, construction and operation of projects. These laws and regulations generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental regulations have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including greenhouse gases, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws and regulations are expected to require the addition of emissions controls or other environmental quality equipment or the imposition of certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations.
Environmental Capital Expenditures
Based on current rules, technology and plans based on proposed rules, GenOn estimates that environmental capital expenditures from 2013 through 2017 required to meet GenOn's regulatory environmental laws will be approximately $211 million for GenOn, which includes $46 million for GenOn Americas Generation. The amount for GenOn Americas Generation includes $4 million for GenOn Mid-Atlantic. These costs are primarily associated with controls to satisfy MATS at Conemaugh and NOx controls for Sayreville and Gilbert. The Registrants continue to explore cost effective compliance alternatives to further reduce costs.
East Region
The EPA and various states are investigating compliance of coal-fueled electric generating facilities with the pre-construction permitting requirements of the CAA known as NSR. In January 2009, GenOn received an NOV from the EPA alleging that past work at Keystone, Portland and Shawville generating stations violated regulations regarding NSR. In June 2011, GenOn received an NOV from the EPA alleging that past work at Avon Lake and Niles generating stations violated NSR. In December 2007, the NJDEP filed suit alleging that NSR violations occurred at the Portland generating station. GenOn believes the suits are without merit and the subject work was conducted in compliance with applicable regulations. All but the Keystone generating units are scheduled for retirement by April 2015.
In 2008, the PADEP issued an NOV related to the inactive Monarch mine where low-volume wastewater from GenOn's Cheswick generating station and ash leachate was historically disposed. Resolution of the NOV could result in operational requirements such as pumping a minimum volume of water from the mine and a penalty in excess of $100,000.
The MDE sued GenOn Mid-Atlantic and GenOn MD Ash Management for alleged violations of water pollution laws at three fly ash disposal sites in Maryland: Falkner (2008/2011), Brandywine (2010), and Westland (2012). On April 30, 2013, the court approved the consent decree resolving these issues. GenOn MD Ash Management has since discontinued use of the Faulkner disposal site and opened a new, state of the art carbon burnout facility at the Morgantown plant that allows greater beneficial reuse (as a cement substitute).
For further discussion of these matters, refer to Note 9, Commitments and Contingencies.

Item 2 — MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three months ended March 31, 2013 and 2012. Also, refer to the Registrants' 2012 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
NRG Merger
On December 14, 2012, NRG completed the acquisition of GenOn.  NRG issued, as consideration for the acquisition, 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding, on the acquisition date, except for fractional shares which were paid in cash. See Note 3, NRG Merger, to the Condensed Consolidated Financial Statements.
The NRG Merger was accounted for by NRG using acquisition accounting and through the application of “push-down” accounting, the purchase price paid by NRG was allocated to the Registrants' assets, liabilities and equity as of the acquisition date based upon preliminary estimates. Accordingly, the successor financial statements reflect a new basis of accounting and predecessor and successor period financial results are presented, but not comparable.
The most significant impacts of the new basis of accounting during the successor periods were (i) reduced depreciation expense due to the step-down of depreciable assets, (ii) lower interest expense for the remaining life of long-term debt due to its revaluation and related debt premium amortization along with the repayment of the senior secured term loan due 2017, and (iii) reduced cost of operations due to the amortization of lease obligations and out-of-market contracts.
The results of operations for successor periods included herein reflect certain acquisition-related transaction and integration costs which are not expected to have a continuing impact on the results going forward, and those amounts are included within a separate line within the Registrants' consolidated results of operations.
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
Environmental Matters
The Registrants are subject to a wide range of environmental regulations in the development, ownership, construction and operation of projects. These laws and regulations generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental regulations have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including greenhouse gases, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws and regulations are expected to require the addition of emissions controls or other environmental quality equipment or the imposition of certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations. Complying with environmental requirements involves significant capital and operating expenses. The Registrants decide to invest capital for environmental controls based on relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital. See Note 9, Commitments and Contingencies and Note 11, Environmental Matters, to the Condensed Consolidated Financial Statements for further discussion.

East Region
In February 2013, RGGI, Inc. released a proposed model rule that if promulgated by the nine RGGI member states, would reduce the CO2 emissions cap from 165 million tons to 91 million tons in 2014 with a 2.5% reduction each year from 2015 to 2020. Each of the RGGI states may propose regulations to implement the model rule, and these states may adopt and finalize these regulations later this year. If this occurs, the Registrants expect earnings at their plants in Massachusetts, New York, and particularly those in Maryland, to be negatively affected. The extent to which they would be negatively affected depends on the price of the CO2 emissions allowances, which in turn will be significantly influenced by future natural gas prices, power prices, generation resource mix and dispatch order.
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
East Region
PJM — On April 12, 2011, the FERC issued an order addressing a complaint filed by PJM Power Providers Group seeking to require PJM to address the potential adverse impacts of out-of-market generation on the PJM Reliability Pricing Model, or RPM, capacity market, as well as PJM's subsequent submission seeking revisions to the capacity market design, in particular the MOPR. In its order, the FERC generally strengthened the MOPR and the protections against market price distortion from out-of-market generation. On November 17, 2011, the FERC largely denied rehearing its April 12, 2011 order. Several parties have appealed the FERC's decision to federal court, and those appeals have been consolidated in the Third Circuit Court of Appeals.
On December 7, 2012, PJM filed comprehensive revisions to its MOPR rules at the FERC. On May 2, 2013, the FERC accepted PJM's proposal in part, and rejected it in part. Among other things, the FERC approved the portions of the PJM proposal that exempt many new entrants from MOPR rules, including projects proposed by merchant generators, public power entities and certain self-supply entities. This exemption is subject to certain conditions designed to limit the financial incentive of such entities to suppress market prices. However, the FERC rejected PJM's proposal to eliminate the unit specific review process, and instead directed PJM to continue allowing units to demonstrate their actual costs and revenues, and bid into the auction at that price. These changes will be in effect for the 2013 BRA.
PJM Demand Response Coalition Complaint — On April 4, 2013, a coalition of demand response providers filed a complaint against PJM alleging that PJM was improperly implementing certain provisions of its tariff regarding the ability of demand response providers to participate in the 2013 BRA. On April 17, 2013, the FERC granted the complaint, ruling that PJM's tariff did not authorize PJM to collect much of the information it had requested as a condition of participation in the BRA. The granting of the complaint could have a material impact on prices in the upcoming auction.

Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to this Form 10-Q as found in Item 1 for a discussion of recent accounting developments.

Consolidated Results of Operations
GenOn
The following table provides selected financial information for GenOn:

	Successor	Predecessor
(In millions except otherwise noted)	Three months ended March 31, 2013	Three months ended March 31, 2012	Change %
Operating Revenues
Energy revenue (a)	$484	$389	24%
Capacity revenue (a)	162	174	(7)%
Mark-to-market for economic hedging activities	(234)	150	N/M
Other revenues (b)	18	8	125%
Total operating revenues	430	721	(40)%
Operating Costs and Expenses
Generation cost of sales (a)	291	247	18%
Mark-to-market for economic hedging activities	(13)	43	(130)%
Contract and emissions credit amortization	(7)	(12)	(42)%
Other cost of operations	219	250	(12)%
Total cost of operations	490	528	(7)%
Depreciation and amortization	59	88	(33)%
Selling, general and administrative	33	50	(34)%
Selling, general and administrative - affiliate	17	—	N/M
Acquisition-related transaction and integration costs	19	—	N/M
Total operating costs and expenses	618	666	(7)%
Operating (Loss)/Income	(188)	55	N/M
Other Income/(Expense)
Other income, net	2	2	—%
Interest expense	(47)	(89)	(47)%
Total other expense	(45)	(87)	(48)%
Loss Before Income Taxes	(233)	(32)	N/M
Income taxes	—	—	—%
Net Loss	$(233)	$(32)	N/M
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.34	$2.74	22%
MWh sold (in thousands)	5,303	5,661
MWh generated (in thousands)	5,303	5,686

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.
N/M - Not meaningful

Generation Gross Margin

	Successor	Predecessor
(In millions)	Three months ended March 31, 2013	Three months ended March 31, 2012	Change %
Energy revenue	$484	$389	24%
Capacity revenue	162	174	(7)%
Other revenues	18	8	125%
Generation revenue	664	571	16%
Generation cost of sales	291	247	18%
Generation gross margin	$373	$324	15%
Generation gross margin increased by $49 million for the three months ended March 31, 2013, compared to the same period in 2012 due to:

(In millions)
Higher gross margin from coal plants due to increase in generation and higher power prices	$29
Higher gross margin from an increase in generation at Bowline due to fewer outages in 2013	16
Other	4
$49
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $328 million for the three months ended March 31, 2013, compared to the same period in 2012.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2013	Three months ended March 31, 2012
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(113)	$(156)
Net unrealized (losses)/gains on open positions related to economic hedges	(121)	306
Total mark-to-market (losses)/gains in operating revenues	$(234)	$150
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	15	27
Net unrealized losses on open positions related to economic hedges	(2)	(70)
Total mark-to-market gains/(losses) in operating costs and expenses	$13	$(43)
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended March 31, 2013, the $234 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity and natural gas contracts as a result of increases in forward power and natural gas prices. The $13 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.

For the three months ended March 31, 2012, the $150 million gain in operating revenues from economic hedge positions was driven by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain was partially offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $43 million loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts, primarily as a result of decreases in forward coal prices. The loss was partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
In accordance with ASC 815, the following table represents the results of GenOn's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn's trading activities are subject to limits within the risk management policy.

	Successor	Predecessor
(In millions)	Three months ended March 31, 2013	Three months ended March 31, 2012
Trading losses
Realized	$—	$(5)
Unrealized	(1)	(7)
Total trading losses	$(1)	$(12)
Other Cost of Operations
Other cost of operations decreased by $31 million for the three months ended March 31, 2013, compared to the same period in 2012 due to:

(In millions)
Decrease as prior year included inventory reserves for units already deactivated or scheduled to be deactivated	$(35)
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	(14)
Reflects the reclassification of fuel handling expense from cost of sales to other operating costs as a result of policy alignment	11
Other	7
$(31)
Depreciation and Amortization
Depreciation and amortization expense decreased by $29 million for the three months ended March 31, 2013, compared to the same period in 2012, which reflects the revaluation of the property, plant and equipment recorded in acquisition accounting in December 2012.

Interest Expense
Interest expense decreased by $42 million during the three months ended March 31, 2013, compared to the same period in 2012 due to:

(In millions)
Amortization of adjustments to fair value of debt	$(23)
Decrease for GenOn senior term loan	(10)
Decrease for higher capitalized interest	(5)
Increase for GenOn Marsh Landing senior term loans	3
Other	(7)
$(42)

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Successor	Predecessor
(In millions except otherwise noted)	Three months ended March 31, 2013	Three months ended March 31, 2012	Change %
Operating Revenues
Energy revenue (a)	$472	$384	23%
Capacity revenue (a)	151	153	(1)%
Mark-to-market for economic hedging activities	(150)	82	N/M
Other revenues (b)	59	33	79%
Total operating revenues	532	652	(18)%
Operating Costs and Expenses
Generation cost of sales (a)	457	381	20%
Mark-to-market for economic hedging activities	(16)	26	N/M
Other cost of operations	106	119	(11)%
Total cost of operations	547	526	4%
Depreciation and amortization	21	40	(48)%
Selling, general and administrative	21	21	—%
Total operating costs and expenses	589	587	—%
Operating (Loss)/Income	(57)	65	N/M
Other Expense
Interest expense	(18)	(19)	(5)%
Total other expense	(18)	(19)	(5)%
(Loss)/Income Before Income Taxes	(75)	46	N/M
Income taxes	—	—	—%
Net (Loss)/Income	$(75)	$46	N/M
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.34	$2.74	22%
MWh sold (in thousands)	2,641	1,827
MWh generated (in thousands)	2,641	1,821
(a)    Includes realized gains and losses from financially settled transactions.
(b)    Includes unrealized trading gains and losses.
N/M - Not meaningful
Generation Gross Margin

	Successor	Predecessor
(In millions)	Three months ended March 31, 2013	Three months ended March 31, 2012	Change %
Energy revenue	$472	$384	23%
Capacity revenue	151	153	(1)%
Other revenues	59	33	79%
Generation revenue	682	570	20%
Generation cost of sales	457	381	20%
Generation gross margin	$225	$189	19%
Generation gross margin increased by $36 million for the three months ended March 31, 2013, compared to the same period in 2012 due to:

(In millions)
Higher gross margin from an increase in generation at Bowline due to fewer outages in 2013	$16
Higher gross margin from an increase in physical sales, primarily for Hunterstown and Choctaw	18
Other	2
$36

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $190 million during the three months ended March 31, 2013, compared to the same period in 2012.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2013	Three months ended March 31, 2012
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(89)	$(125)
Net unrealized (losses)/gains on open positions related to economic hedges	(61)	207
Total mark-to-market (losses)/gains in operating revenues	(150)	82
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	15	25
Net unrealized gains/(losses) on open positions related to economic hedges	1	(51)
Total mark-to-market gains/(losses) in operating costs and expenses	$16	$(26)
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended March 31, 2013, the $150 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity and natural gas contracts as a result of increases in forward power and natural gas prices. The $16 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the three months ended March 31, 2012, the $82 million gain in operating revenues from economic hedge positions was driven by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain was partially offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $26 million loss in operating costs and expenses from economic hedge positions was driven by decrease in the value of forward purchases of fuel contracts, primarily as a result of decreases in forward coal prices. The loss was partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
In accordance with ASC 815, the following table represents the results of GenOn Americas Generation's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn Americas Generation's trading activities are subject to limits within the risk management policy.

	Successor	Predecessors
(In millions)	Three months ended March 31, 2013	Three months ended March 31, 2012
Trading losses
Realized	$—	$(5)
Unrealized	(1)	(7)
Total trading losses	$(1)	$(12)
Other Cost of Operations
Other cost of operations decreased by $13 million for the three months ended March 31, 2013, compared to the same period in 2012 due to:

(In millions)
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	(12)
Other	(1)
$(13)

Depreciation and Amortization
Depreciation and amortization expense decreased by $19 million for the three months ended March 31, 2013, compared to the same period in 2012, which reflects the revaluation of the property, plant and equipment recorded in acquisition accounting in December 2012.
GenOn Mid-Atlantic
The following table provides selected financial information for GenOn Mid-Atlantic:

	Successor	Predecessor
(In millions except otherwise noted)	Three months ended March 31, 2013	Three months ended March 31, 2012	Change %
Operating Revenues
Energy revenue (a)	$192	$203	(5)%
Capacity revenue (a)	54	46	17%
Mark-to-market for economic hedging activities	(148)	67	N/M
Other revenues	—	4	(100)%
Total operating revenues	98	320	(69)%
Operating Costs and Expenses
Generation cost of sales (a)	77	90	(14)%
Mark-to-market for economic hedging activities	(15)	25	N/M
Other cost of operations	76	91	(16)%
Total cost of operations	138	206	(33)%
Depreciation and amortization	16	29	(45)%
Selling, general and administrative — affiliate	16	12	33%
Total operating costs and expenses	170	247	(31)%
Operating (Loss)/Income	(72)	73	N/M
Other Expense
Interest expense	(1)	(1)	—%
Total other expense	(1)	(1)	—%
(Loss)/Income Before Income Taxes	(73)	72	N/M
Income taxes	—	—	—%
Net (Loss)/Income	$(73)	$72	N/M
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.34	$2.74	22%
MWh sold (in thousands)	1,905	1,466
MWh generated (in thousands)	1,905	1,466
(a)    Includes realized gains and losses from financially settled transactions.
N/M - Not meaningful
Generation Gross Margin

	Successor	Predecessor
(In millions)	Three months ended March 31, 2013	Three months ended March 31, 2012	Change %
Energy revenue	$192	$203	(5)%
Capacity revenue	54	46	17%
Other revenues	—	4	(100)%
Generation revenue	246	253	(3)%
Generation cost of sales	77	90	(14)%
Generation gross margin	$169	$163	4%
Generation gross margin increased by $6 million for the three months ended March 31, 2013, compared to the same period in 2012, which primarily reflects the reclassification of fuel handling expense from cost of sales to other operating costs.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $175 million for the three months ended March 31, 2013, compared to the same period in 2012.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2013	Three months ended March 31, 2012
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(88)	$(120)
Net unrealized (losses)/gains on open positions related to economic hedges	(60)	187
Total mark-to-market (losses)/gains in operating revenues	(148)	67
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	14	19
Net unrealized gains/(losses) on open positions related to economic hedges	1	(44)
Total mark-to-market gains/(losses) in operating costs and expenses	$15	$(25)
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended March 31, 2013, the $148 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity and natural gas contracts as a result of increases in forward power and natural gas prices. The $15 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the three months ended March 31, 2012, the $67 million gain in operating revenues from economic hedge positions was driven by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain was partially offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $25 million loss in operating costs and expenses from economic hedge positions was driven by decrease in the value of forward purchases of fuel contracts, primarily as a result of decreases in forward coal prices.
Other Cost of Operations
Other cost of operations decreased by $15 million for the three months ended March 31, 2013, compared to the same period in 2012 due to:

(In millions)
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	$(11)
Other	(4)
$(15)
Depreciation and Amortization
Depreciation and amortization expense decreased by $13 million for the three months ended March 31, 2013, compared to the same period in 2012, which reflects the revaluation of the property, plant and equipment recorded in acquisition accounting in December 2012.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Item 3 has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q.

Item 4 — Controls and Procedures (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Registrants’ management, including the principal executive officer, principal financial officer and principal accounting officer, the Registrants conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Registrants’ principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report on Form 10-Q.

Changes in Internal Control over Financial Reporting

The Registrants continue to integrate certain business operations, information systems, processes and related internal control over financial reporting as a result of the NRG Merger. The Registrants will continue to assess the effectiveness of internal control over financial reporting as merger integration activities continue.

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For a discussion of material legal proceedings in which the Registrants were involved through March 31, 2013, see Note 9, Commitments and Contingencies, to this Form 10-Q.
Item 1A — RISK FACTORS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Registrants' 2012 Form 10-K.
Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Item 2 has been omitted from this report for the Registrants pursuant to the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q.
Item 3 — DEFAULTS UPON SENIOR SECURITIES (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Item 3 has been omitted from this report for the Registrants pursuant to the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q.
Item 4 — MINE SAFETY DISCLOSURES (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Not applicable.
Item 5 — OTHER INFORMATION (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.

Item 6 — EXHIBITS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)

GenOn Energy, Inc. Exhibit Index

Number	Description	Method of Filing
31.1A1	Rule 13a-14(a)/15d-14(a) certification of David W. Crane	Filed herewith
31.2A1	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews	Filed herewith
31.3A1	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark	Filed herewith
32.A1	Section 1350 Certification	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

GenOn Americas Generation, LLC Exhibit Index

Number	Description	Method of Filing
31.1A2	Rule 13a-14(a)/15d-14(a) certification of David W. Crane	Filed herewith
31.2A2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews	Filed herewith
31.3A2	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark	Filed herewith
32.A2	Section 1350 Certification	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

GenOn Mid-Atlantic, LLC Exhibit Index

Number	Description	Method of Filing
31.1A3	Rule 13a-14(a)/15d-14(a) certification of David W. Crane	Filed herewith
31.2A3	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews	Filed herewith
31.3A3	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark	Filed herewith
32.A3	Section 1350 Certification	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON ENERGY, INC. (Registrant)

/s/ DAVID W. CRANE

David W. Crane Chief Executive Officer
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD B. STARK

Ronald B. Stark Chief Accounting Officer
(Principal Accounting Officer)

Date: May 7, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON AMERICAS GENERATION, LLC (Registrant)

/s/ DAVID W. CRANE

David W. Crane Chief Executive Officer
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD B. STARK

Ronald B. Stark Chief Accounting Officer
(Principal Accounting Officer)

Date: May 7, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON MID-ATLANTIC, LLC (Registrant)

/s/ DAVID W. CRANE

David W. Crane Chief Executive Officer
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD B. STARK

Ronald B. Stark Chief Accounting Officer
(Principal Accounting Officer)

Date: May 7, 2013