Form 10-Q
period 2013-06-30
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2013-08-09
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2013

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
GenOn Energy, Inc.	☐	☐	☒	☐
GenOn Americas Generation, LLC	☐	☐	☒	☐
GenOn Mid-Atlantic, LLC	☐	☐	☒	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

GenOn Energy, Inc.	☐	Yes	☒	No
GenOn Americas Generation, LLC	☐	Yes	☒	No
GenOn Mid-Atlantic, LLC	☐	Yes	☒	No
Each Registrant’s outstanding equity interests are held by its respective parent and there are no equity interests held by nonaffiliates.

Registrant	Parent
GenOn Energy, Inc.	NRG Energy, Inc.
GenOn Americas Generation, LLC	NRG Americas, Inc.
GenOn Mid-Atlantic, LLC	NRG North America LLC
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

•	The Registrants’ ability to enter into contracts to sell power and procure fuel on acceptable terms and prices;

•	The liquidity and competitiveness of wholesale markets for energy commodities;

•	Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws;

•	Price mitigation strategies and other market structures employed by ISOs or RTOs;

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

MATS	Mercury and Air Toxics Standards promulgated by the EPA
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 pursuant to the Mirant/RRI Merger Agreement
Mirant/RRI Merger Agreement	The agreements by and among Mirant Corporation, RRI Energy, Inc. and RRI Energy Holdings, Inc. dated as of April 11, 2010
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
NAAQS	National Ambient Air Quality Standards

Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
NJDEP	New Jersey Department of Environmental Protection
NOL	Net Operating Loss
NOV	Notice of violation
NOx	Nitrogen oxide
NPDES	National pollutant discharge elimination system
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Americas	NRG Americas, Inc. (formerly known as GenOn Americas, Inc.)
NRG Marsh Landing	NRG Marsh Landing, LLC (formerly known as GenOn Marsh Landing, LLC)
NRG Merger	The merger completed on December 14, 2012 pursuant to the NRG Merger Agreement
NRG Merger Agreement	Agreement and Plan of Merger by and among NRG Energy, Inc., Plus Merger Corporation and GenOn Energy, Inc. dated as of July 20, 2012
NSR	New Source Review
OCI	Other comprehensive income
PADEP	Pennsylvania Department of Environmental Protection
PJM	PJM Interconnection, LLC
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

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In millions)	(In millions)	(In millions)	(In millions)
Operating Revenues
Operating revenues	$716	$521	$1,140	$1,242
Operating revenues — affiliate	9	—	15	—
Total operating revenues	725	521	1,155	1,242
Operating Costs and Expenses
Cost of operations	285	506	635	1,034
Cost of operations — affiliate	170	—	310	—
Depreciation and amortization	62	90	121	178
Selling, general and administrative	21	64	54	114
Selling, general and administrative — affiliate	19	—	36	—
Acquisition-related transaction and integration costs	22	—	41	—
Total operating costs and expenses	579	660	1,197	1,326
Operating Income/(Loss)	146	(139)	(42)	(84)
Other Expense
Other income, net	—	—	2	2
Interest expense	(56)	(85)	(103)	(174)
Loss on debt extinguishment	(11)	—	(11)	—
Total other expense	(67)	(85)	(112)	(172)
Income/(Loss) Before Income Taxes	79	(224)	(154)	(256)
Income tax (benefit)/expense	(6)	4	(6)	4
Net Income/(Loss)	$85	$(228)	$(148)	$(260)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In millions)	(In millions)	(In millions)	(In millions)
Net Income/(Loss)	$85	$(228)	$(148)	$(260)
Other comprehensive loss net of reclassifications, net of tax of $0:
Unrealized gain/(loss) on derivatives	16	(16)	17	(12)
Defined benefit plans	29	1	30	2
Other, net	—	1	—	1
Other comprehensive income/(loss)	45	(14)	47	(9)
Comprehensive income/(loss)	$130	$(242)	$(101)	$(269)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$248	$825
Funds deposited by counterparties	134	140
Restricted cash	34	18
Accounts receivable — trade	186	138
Inventory	437	430
Derivative instruments	518	596
Derivative instruments — affiliate	5	8
Cash collateral paid in support of energy risk management activities	49	148
Prepayments and other current assets	181	215
Total current assets	1,792	2,518
Property, plant and equipment, net of accumulated depreciation of $129 and $9	3,953	3,919
Other Assets
Intangible assets, net of accumulated amortization of $18 and $1	67	68
Derivative instruments	342	511
Derivative instruments — affiliate	1	1
Deferred income taxes	197	209
Other non-current assets	190	235
Total other assets	797	1,024
Total Assets	$6,542	$7,461
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$41	$32
Accounts payable	134	189
Accounts payable — affiliate	53	6
Derivative instruments	177	237
Derivative instruments — affiliate	11	8
Deferred income taxes	197	209
Cash collateral received in support of energy risk management activities	134	140
Accrued expenses and other current liabilities	266	338
Total current liabilities	1,013	1,159
Other Liabilities
Long-term debt and capital leases	3,623	4,170
Derivative instruments	70	123
Derivative instruments — affiliate	2	1
Out-of-market contracts	1,041	1,077
Other non-current liabilities	552	591
Total non-current liabilities	5,288	5,962
Total Liabilities	6,301	7,121
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	412	410
Accumulated deficit	(220)	(72)
Accumulated other comprehensive income	49	2
Total Stockholder's Equity	241	340
Total Liabilities and Stockholder's Equity	$6,542	$7,461
See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
	(In millions)	(In millions)
Cash Flows from Operating Activities
Net loss	$(148)	$(260)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	121	178
Amortization of financing costs and debt discount/premiums	(43)	8
Amortization of acquired and out-of-market contracts	(36)	(22)
Amortization of unearned equity compensation	7	9
Adjustment to loss on debt extinguishment	(28)	—
Loss/(gain) on disposals and sales of assets	1	(8)
Changes in derivative instruments	159	42
Excess materials and supplies inventory reserve	—	35
Lower of cost or market inventory adjustments	—	65
Advance settlement of out-of-market contract obligation	—	(20)
Potomac River settlement reversal	—	(31)
Large scale remediation and settlement costs	—	(3)
Other, net	—	2
Changes in collateral deposits supporting energy risk management activities	99	9
Changes in other working capital	(22)	(203)
Net Cash Provided/(Used) by Operating Activities	110	(199)
Cash Flows from Investing Activities
Capital expenditures	(190)	(342)
Proceeds from sale of assets, net	1	14
(Increase)/decrease in restricted cash, net	(16)	167
Purchase of emission allowances, net of proceeds	(14)	—
Net Cash Used by Investing Activities	(219)	(161)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	110	148
Payments for short and long-term debt	(578)	(6)
Net Cash (Used)/Provided by Financing Activities	(468)	142
Net Decrease in Cash and Cash Equivalents	(577)	(218)
Cash and Cash Equivalents at Beginning of Period	825	1,539
Cash and Cash Equivalents at End of Period	$248	$1,321

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In millions)	(In millions)	(In millions)	(In millions)
Operating Revenues
Operating revenues	$666	$489	$1,065	$1,171
Operating revenues — affiliate	(28)	65	105	35
Total operating revenues	638	554	1,170	1,206
Operating Costs and Expenses
Cost of operations	160	277	379	537
Cost of operations — affiliate	376	267	704	533
Depreciation and amortization	20	41	41	81
Selling, general and administrative	1	5	2	10
Selling, general and administrative — affiliate	22	23	42	39
Total operating costs and expenses	579	613	1,168	1,200
Operating Income/(Loss)	59	(59)	2	6
Other Expense
Interest expense	(17)	(18)	(33)	(36)
Interest expense — affiliate	(1)	(2)	(3)	(3)
Total other expense	(18)	(20)	(36)	(39)
Income/(Loss) Before Income Taxes	41	(79)	(34)	(33)
Income tax	—	—	—	—
Net Income/(Loss)	$41	$(79)	$(34)	$(33)

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$75	$148
Accounts receivable — trade	160	125
Note receivable — affiliate	301	198
Inventory	222	226
Derivative instruments	517	596
Derivative instruments — affiliate	77	60
Cash collateral paid in support of energy risk management activities	37	91
Prepayments and other current assets	111	61
Total current assets	1,500	1,505
Property, plant and equipment, net of accumulated depreciation of $46 and $4	1,272	1,267
Other Assets
Intangible assets, net of accumulated amortization of $17 and $1	66	66
Derivative instruments	342	511
Derivative instruments — affiliate	16	25
Other non-current assets	47	13
Total other assets	471	615
Total Assets	$3,243	$3,387
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	58	69
Accounts payable — affiliate	148	71
Derivative instruments	161	228
Derivative instruments — affiliate	126	134
Cash collateral received in support of energy risk management activities	134	140
Accrued expenses and other current liabilities	69	72
Total current liabilities	701	719
Other Liabilities
Long-term debt and capital leases	949	955
Derivative instruments	51	82
Derivative instruments — affiliate	39	51
Out-of-market contracts	542	554
Other non-current liabilities	101	103
Total non-current liabilities	1,682	1,745
Total Liabilities	2,383	2,464
Commitments and Contingencies
Member’s Equity
Member’s interest	860	923
Total Member’s Equity	860	923
Total Liabilities and Member’s Equity	$3,243	$3,387

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
	(In millions)	(In millions)
Cash Flows from Operating Activities
Net loss	$(34)	$(33)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	81
Amortization of debt premiums	(4)	—
Amortization of out-of-market contracts	(12)	—
Loss/(gain) on disposals and sales of assets	4	(1)
Changes in derivative instruments	122	58
Excess materials and supplies inventory reserve	—	6
Lower of cost or market inventory adjustments	—	34
Potomac River settlement reversal	—	(31)
Large scale remediation and settlement costs	—	(3)
Changes in collateral deposits supporting energy risk management activities	48	230
Changes in other working capital	(51)	(123)
Net Cash Provided by Operating Activities	114	218
Cash Flows from Investing Activities
Capital expenditures	(35)	(151)
Decrease in restricted cash, net	—	166
(Increase)/decrease in note receivable — affiliate	(103)	13
Purchase of emission allowances, net of proceeds	(14)	—
Net Cash (Used)/Provided by Investing Activities	(152)	28
Cash Flows from Financing Activities
Payments for short and long-term debt	(2)	(2)
Increase of note payable — affiliate	—	32
Capital contributions	37	—
Distributions to member	(70)	(100)
Net Cash Used by Financing Activities	(35)	(70)
Net (Decrease)/Increase in Cash and Cash Equivalents	(73)	176
Cash and Cash Equivalents at Beginning of Period	148	267
Cash and Cash Equivalents at End of Period	$75	$443

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In millions)	(In millions)	(In millions)	(In millions)
Operating Revenues
Operating revenues	$46	$8	$6	$135
Operating revenues — affiliate	197	200	335	393
Total operating revenues	243	208	341	528
Operating Costs and Expenses
Cost of operations	57	43	108	107
Cost of operations — affiliate	90	173	177	315
Depreciation and amortization	14	30	30	59
Selling, general and administrative — affiliate	17	18	33	30
Total operating costs and expenses	178	264	348	511
Operating Income/(Loss)	65	(56)	(7)	17
Other Expense
Interest expense	—	(1)	—	(1)
Interest expense — affiliate	(1)	(1)	(2)	(2)
Total other expense	(1)	(2)	(2)	(3)
Income/(Loss) Before Income Taxes	64	(58)	(9)	14
Income tax	—	—	—	—
Net Income/(Loss)	$64	$(58)	$(9)	$14

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$75	$135
Accounts receivable — trade	2	4
Inventory	157	139
Derivative instruments	300	285
Derivative instruments — affiliate	78	109
Prepayments and other current assets	99	43
Total current assets	711	715
Property, plant and equipment, net of accumulated depreciation of $34 and $4	1,111	1,110
Other Assets
Intangible assets, net	1	1
Derivative instruments	210	351
Derivative instruments — affiliate	93	104
Other non-current assets	32	—
Total other assets	336	456
Total Assets	$2,158	$2,281
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$7	$5
Accounts payable	18	16
Accounts payable — affiliate	—	2
Derivative instruments	5	3
Derivative instruments — affiliate	68	97
Cash collateral received in support of energy risk management activities	75	57
Accrued taxes and other current liabilities	34	38
Total current liabilities	207	218
Other Liabilities
Long-term debt and capital leases	7	9
Derivative instruments — affiliate	35	55
Out-of-market contracts	542	554
Other non-current liabilities	55	56
Total non-current liabilities	639	674
Total Liabilities	846	892
Commitments and Contingencies
Member’s Equity
Member’s interest	1,312	1,389
Total Member’s Equity	1,312	1,389
Total Liabilities and Member’s Equity	$2,158	$2,281

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
	(In millions)	(In millions)
Cash Flows from Operating Activities
Net (loss)/income	$(9)	$14
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	30	59
Amortization of out-of-market contracts	(12)	—
Loss/(gain) on disposals and sales of assets	4	(1)
Changes in derivative instruments	121	71
Excess materials and supplies inventory reserve	—	4
Lower of cost or market inventory adjustments	—	34
Potomac River settlement reversal	—	(31)
Large scale remediation and settlement costs	—	(3)
Changes in collateral deposits supporting energy risk management activities	18	168
Changes in other working capital	(112)	(113)
Net Cash Provided by Operating Activities	40	202
Cash Flows from Investing Activities
Capital expenditures	(30)	(134)
Decrease in restricted cash, net	—	166
Net Cash (Used)/Provided by Investing Activities	(30)	32
Cash Flows from Financing Activities
Payments for short and long-term debt	(2)	(2)
Issuance of notes payable — affiliate	2	—
Distributions to member	(70)	(100)
Net Cash Used by Financing Activities	(70)	(102)
Net (Decrease)/Increase in Cash and Cash Equivalents	(60)	132
Cash and Cash Equivalents at Beginning of Period	135	68
Cash and Cash Equivalents at End of Period	$75	$200

See accompanying notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc., a wholly-owned subsidiary of NRG, is a wholesale power generator engaged in the ownership and operation of power generation facilities, with approximately 21,205 MW of net electric generating capacity located in the U.S.
GenOn Americas Generation is a wholesale power generator with approximately 7,852 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 21,205 MW of net electric generating capacity of GenOn.
GenOn Mid-Atlantic operates and owns or leases 4,683 MW of net electric generating capacity in the Washington, D.C. and Baltimore areas. GenOn Mid-Atlantic’s electric generating capacity is part of the 7,852 MW of net electric generating capacity of GenOn Americas Generation. GenOn Mid-Atlantic’s generating facilities serve the Eastern PJM markets.
GenOn Americas Generation and GenOn Mid-Atlantic are Delaware limited liability companies and indirect wholly-owned subsidiaries of GenOn. GenOn Mid-Atlantic is a wholly-owned subsidiary of NRG North America and an indirect wholly-owned subsidiary of GenOn Americas Generation.
The Registrants sell power from their generation portfolio, offer capacity or similar products to retail electric providers and others, and provide Ancillary Services to support system reliability.
This is a combined quarterly report of the Registrants for the quarter ended June 30, 2013. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Registrants' financial statements set forth in the 2012 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of June 30, 2013, and the results of operations, comprehensive loss and cash flows for the three months ended June 30, 2013, and 2012.
NRG Merger, Predecessor and Successor Reporting
On December 14, 2012, NRG completed the acquisition of GenOn with GenOn continuing as a wholly-owned subsidiary of NRG. The NRG Merger is accounted for under the acquisition method of accounting. Fair value adjustments related to the NRG Merger have been pushed down to GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, resulting in certain assets and liabilities of the Registrants being recorded at fair value at December 15, 2012. See Note 3, NRG Merger, for further discussion.
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
The following tables summarize the historical carrying amounts, the acquisition accounting adjustments, the preliminary acquisition-date fair value and the measurement period adjustments through June 30, 2013 to the provisional allocation for assets acquired and liabilities assumed initially recorded in 2012 due to the ongoing evaluation of initial estimates. The allocation of the purchase price may be modified up to one year from the date of acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed.
GenOn

	Historical carrying amount	Acquisition accounting adjustment	Acquisition-date fair value as reported in 2012 10-K	Measurement period adjustments	Revised acquisition-date fair value
	(In millions)
Assets
Cash	$983	$—	$983	$—	$983
Other current and non-current assets	2,049	(664)	1,385	(18)	1,367
Property, plant and equipment	6,286	(2,350)	3,936	(27)	3,909
Derivative assets	1,143	14	1,157	—	1,157
Deferred income taxes	220	—	220	—	220
Total assets	$10,681	$(3,000)	$7,681	$(45)	$7,636
Liabilities
Other current and non-current liabilities	$1,299	$13	1,312	$10	$1,322
Out-of-market contracts and leases	331	733	1,064	15	1,079
Derivative liabilities	414	(15)	399	—	399
Deferred income taxes	220	—	220	—	220
Long-term debt and capital leases	3,725	478	4,203	3	4,206
Total liabilities	$5,989	$1,209	$7,198	$28	$7,226
Net assets	$4,692	$(4,209)	$483	$(73)	$410

GenOn Americas Generation

	Historical carrying amount	Acquisition accounting adjustment	Acquisition-date fair value as reported in 2012 10-K	Measurement period adjustments	Revised acquisition-date fair value
	(In millions)
Assets
Cash	$171	$—	$171	$—	$171
Other current and non-current assets	1,509	(531)	978	(14)	964
Property, plant and equipment	2,875	(1,546)	1,329	(60)	1,269
Derivative assets	1,226	12	1,238	—	1,238
Total assets	$5,781	$(2,065)	$3,716	$(74)	$3,642
Liabilities
Other current and non-current liabilities	$705	$(34)	$671	$—	$671
Out-of-market contracts and leases	—	540	540	15	555
Derivative liabilities	539	(10)	529	—	529
Long-term debt and capital leases	862	99	961	—	961
Total liabilities	$2,106	$595	$2,701	$15	$2,716
Net assets	$3,675	$(2,660)	$1,015	$(89)	$926
GenOn Mid-Atlantic

	Historical carrying amount	Acquisition accounting adjustment	Acquisition-date fair value as reported in 2012 10-K	Measurement period adjustments	Revised acquisition-date fair value
	(In millions)
Assets
Cash	$163	$—	$163	$—	$163
Other current and non-current assets	700	(502)	198	(12)	186
Property, plant and equipment	2,399	(1,178)	1,221	(110)	1,111
Derivative assets	851	12	863	—	863
Total assets	$4,113	$(1,668)	$2,445	$(122)	$2,323
Liabilities
Other current and non-current liabilities	$198	$6	$204	—	$204
Out-of-market contracts and leases	—	540	540	15	555
Derivative liabilities	172	(10)	162	—	162
Long-term debt and capital leases	14	—	14	—	14
Total liabilities	$384	$536	$920	$15	$935
Net assets	$3,729	$(2,204)	$1,525	$(137)	$1,388
The estimated fair values of the property, plant and equipment were significantly lower than the book value, which reflects changes to expected market dynamics, including commodity prices, resulting in lower estimated cash flows and in some cases, shorter useful lives of the underlying assets. The measurement period adjustments for property, plant and equipment primarily reflect revisions of various estimates based on additional information available. In addition, the difference between the historical tax basis of the assets and liabilities over the net amount assigned to the assets and liabilities in acquisition accounting was recorded as a net deferred tax asset. Based on cumulative pre-tax losses, a valuation allowance for the full amount of the net deferred tax assets was also recorded.

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
The estimated carrying amounts and fair values of GenOn and GenOn Americas Generation’s long-term debt, including current portion, are as follows:
GenOn

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion	$3,649	$3,545	$4,185	$4,195
GenOn Americas Generation

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion	$942	$909	$946	$953
The fair value of GenOn and GenOn Americas Generation's publicly-traded long-term debt is based on quoted market prices and is classified as Level 1 within the fair value hierarchy. The fair value of GenOn's non publicly-traded long-term debt is estimated using current interest rates for similar instruments with equivalent credit quality and is classified as Level 3 within the fair value hierarchy.
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
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2013
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$127	$722	$17	$866
Derivative liabilities:
Commodity contracts	$44	$169	$14	$227
Interest rate contracts	—	33	—	33
Total liabilities	$44	$202	$14	$260
Other assets (a)	$44	$—	$—	$44

(a)	Primarily consists of mutual funds held in rabbi trusts for non-qualified deferred compensation plans for certain former employees.

	As of December 31, 2012
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$139	$946	$31	$1,116
Derivative liabilities:
Commodity contracts	$52	$253	$14	$319
Interest rate contracts	—	50	—	50
Total liabilities	$52	$303	$14	$369
Other assets (a)	$43	$—	$—	$43

(a)	Primarily consists of mutual funds held in rabbi trusts for non-qualified deferred compensation plans for certain former employees.
There were no transfers during the three and six months ended June 30, 2013 and 2012 between Levels 1 and 2. Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. There were no transfers in/out of Level 3 during the three and six months ended June 30, 2013 and 2012. The following tables reconcile, for the three and six months ended June 30, 2013 and 2012, the beginning and ending balances for derivatives that are recognized at fair value in GenOn’s consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
(In millions)	Derivatives (a)	Derivatives (a)	Derivatives (a)	Derivatives (a)
Beginning balance	$(6)	$(36)	$17	$(31)
Total gains/(losses) included in earnings — realized/unrealized	3	(95)	(16)	(100)
Purchases	6	—	2	—
Ending balance	$3	$(131)	$3	$(131)
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30	$14	$(131)	$1	$(136)

(a)	Consists of derivative assets and liabilities, net.

GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2013
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$149	$784	$19	$952
Derivative liabilities:
Commodity contracts	$103	$258	$16	$377

	As of December 31, 2012
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$170	$991	$31	$1,192
Derivative liabilities:
Commodity contracts	$123	$358	$14	$495

There were no transfers during the three and six months ended June 30,2013 and 2012 between Levels 1 and 2. Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. There were no transfers in/out of Level 3 during the three and six months ended June 30, 2013 and 2012. The following tables reconcile, for the three and six months ended June 30, 2013 and 2012, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
(In millions)	Derivatives (a)	Derivatives (a)	Derivatives (a)	Derivatives (a)
Beginning balance	$(6)	$(30)	$17	$(32)
Total gains/(losses) included in earnings — realized/unrealized	3	(83)	(16)	(81)
Purchases	6	—	2	—
Ending balance	$3	$(113)	$3	$(113)
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30	$14	$(121)	$1	$(120)
(a)    Consists of derivative assets and liabilities, net.

GenOn Mid-Atlantic
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2013
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$68	$609	$4	$681
Derivative liabilities:
Commodity contracts	$20	$86	$2	$108

	As of December 31, 2012
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$63	$778	$8	$849
Derivative liabilities:
Commodity contracts	$16	$138	$1	$155

There were no transfers during the three and six months ended June 30, 2013 and 2012 between Levels 1 and 2. Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. There were no transfers in/out of Level 3 during the three and six months ended June 30, 2013 and 2012. The following tables reconcile, for the three and six months ended June 30, 2013 and 2012, the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
(In millions)	Derivatives (a)	Derivatives (a)	Derivatives (a)	Derivatives (a)
Beginning balance	$(6)	$(88)	$7	$(64)
Total gains/(losses) included in earnings — realized/unrealized	2	(50)	(7)	(74)
Purchases	6	—	2	—
Ending balance	$2	$(138)	$2	$(138)
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30	$8	$(90)	$1	$(115)

(a)	Consists of derivative assets and liabilities, net.

Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of the Registrants' markets, the Registrants receive quotes from multiple sources. To the extent that the Registrants receive multiple quotes, the Registrants' prices reflect the average of the bid-ask mid-point prices obtained from all sources that the Registrants believe provide the most liquid market for the commodity. If the Registrants receive one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Registrants' derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Registrants believe such price quotes are executable. The Registrants do not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of June 30, 2013, contracts valued with prices provided by models and other valuation techniques make up 2% of GenOn's derivative assets and 5% of GenOn's derivative liabilities, 2% of GenOn Americas Generation’s derivative assets and 4% of GenOn Americas Generation's derivative liabilities and 1% of GenOn Mid-Atlantic’s derivative assets and 2% of GenOn Mid-Atlantic's derivative liabilities.
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

	As of June 30, 2013	As of December 31, 2012
	(In millions)
GenOn	$(3)	$(4)
GenOn Americas Generation	$(3)	$(4)
GenOn Mid-Atlantic	$(5)	$(4)

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
As of June 30, 2013, GenOn's counterparty credit exposure was $810 million and GenOn held collateral (cash and letters of credit) against those positions of $75 million, resulting in a net exposure of $735 million. Approximately 88% of GenOn's exposure before collateral is expected to roll off by the end of 2014. As of June 30, 2013, GenOn Americas Generation’s counterparty credit exposure was $803 million and GenOn Americas Generation held collateral (cash and letters of credit) against those positions of $75 million, resulting in a net exposure of $728 million. Approximately 88% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2014. As of June 30, 2013, GenOn Mid-Atlantic’s counterparty credit exposure was $512 million and GenOn Mid-Atlantic held collateral (cash and letters of credit) against those positions of $75 million, resulting in a net exposure of $437 million. Approximately 89% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2014. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.
GenOn

Category	Net Exposure (a) (% of Total)
Financial institutions	60%
Utilities, energy merchants, marketers and other	20%
ISOs	19%
Coal	1%
Total as of June 30, 2013	100%

Category	Net Exposure (a) (% of Total)
Investment grade	98%
Non-rated	2%
Total as of June 30, 2013	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $495 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

GenOn Americas Generation

Category	Net Exposure (a) (% of Total)
Financial institutions	61%
Utilities, energy merchants, marketers and other	19%
ISOs	19%
Coal	1%
Total as of June 30, 2013	100%

Category	Net Exposure (a) (% of Total)
Investment grade	98%
Non-rated	2%
Total as of June 30, 2013	100%
(a)    Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn Americas Generation has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $494 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Americas Generation does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
GenOn Mid-Atlantic

Category	Net Exposure (a) (% of Total)
Financial institutions	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%
(a)Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn Mid-Atlantic has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $407 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Mid-Atlantic does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

Note 5 — Accounting for Derivative Instruments and Hedging Activities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 6, Accounting for Derivative Instruments and Hedging Activities, to the Registrants' 2012 Form 10-K.
Energy-Related Commodities (GenOn)
As of June 30, 2013, GenOn had energy-related derivative financial instruments extending through 2017.
Interest Rate Swaps (GenOn)
In 2010, NRG Marsh Landing entered into interest rate protection agreements (interest rate swaps) in connection with its project financing, which have been designated as cash flow hedges. NRG Marsh Landing entered into the interest rate swaps to reduce the risks with respect to the variability of the interest rates for the term loans. As of June 30, 2013, the maximum length of time GenOn is hedging its exposure to the variability in future cash flows that may result from changes in interest rates is 10 years.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of June 30, 2013 and December 31, 2012. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of June 30, 2013	As of December 31, 2012	As of June 30, 2013	As of December 31, 2012	As of June 30, 2013	As of December 31, 2012
Commodity	Units	(In millions)
Coal	Short Ton	7	5	4	4	4	4
Natural Gas	MMBtu	(163)	(194)	(121)	(150)	(121)	(150)
Power	MWh	(33)	(43)	(19)	(22)	(19)	(22)
Interest	Dollars	$500	$475	$—	$—	$—	$—
Fair Value of Derivative Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$14	$9
Interest rate contracts long-term	—	—	19	41
Total Derivatives Designated as Cash Flow Hedges	—	—	33	50
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	523	604	174	236
Commodity contracts long-term	343	512	53	83
Total Derivatives Not Designated as Cash Flow Hedges	866	1,116	227	319
Total Derivatives	$866	$1,116	$260	$369

GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$594	$656	$287	$362
Commodity contracts long-term	358	536	90	133
Total Derivatives Not Designated as Cash Flow Hedges	$952	$1,192	$377	$495
GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$378	$394	$73	$100
Commodity contracts long-term	303	455	35	55
Total Derivatives Not Designated as Cash Flow Hedges	$681	$849	$108	$155
The Registrants have elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and do not offset amounts at the counterparty master agreement level. In addition, collateral received or paid on the Registrants' derivative assets or liabilities are recorded on a separate line item on the balance sheet. The following tables summarize the offsetting of derivatives by counterparty master agreement level and collateral received or paid:
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2013	(In millions)
Commodity contracts:
Derivative assets	$860	$(191)	$(219)	$450
Derivative assets - affiliate	6	(6)	—	—
Derivative liabilities	(214)	191	—	(23)
Derivative liabilities - affiliate	(13)	6	—	(7)
Total commodity contracts	639	—	(219)	420
Interest rate contracts:
Derivative liabilities	(33)	—	—	(33)
Total interest rate contracts	(33)	—	—	(33)
Total derivative instruments	$606	$—	$(219)	$387

GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2013	(In millions)
Commodity contracts:
Derivative assets	$859	$(191)	$(219)	$449
Derivative assets - affiliate	93	(93)	—	—
Derivative liabilities	(212)	191	—	(21)
Derivative liabilities - affiliate	(165)	93	—	(72)
Total derivative instruments	$575	$—	$(219)	$356
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2013	(In millions)
Commodity contracts:
Derivative assets	$510	$(5)	$(75)	$430
Derivative assets - affiliate	171	(103)	—	68
Derivative liabilities	(5)	5	—	—
Derivative liabilities - affiliate	(103)	103	—	—
Total derivative instruments	$573	$—	$(75)	$498
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2012	(In millions)
Commodity contracts:
Derivative assets	$1,107	$(260)	$(243)	$604
Derivative assets - affiliate	9	(9)	—	—
Derivative liabilities	(310)	260	1	(49)
Derivative liabilities - affiliate	(9)	9	—	—
Total commodity contracts	797	—	(242)	555
Interest rate contracts:
Derivative liabilities	(50)	—	—	(50)
Total derivative instruments	$747	$—	$(242)	$505
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2012	(In millions)
Commodity contracts:
Derivative assets	$1,107	$(260)	$(243)	$604
Derivative assets - affiliate	85	(85)	—	—
Derivative liabilities	(310)	260	1	(49)
Derivative liabilities - affiliate	(185)	85	—	(100)
Total derivative instruments	$697	$—	$(242)	$455

GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2012	(In millions)
Commodity contracts:
Derivative assets	$636	$(3)	$(57)	$576
Derivative assets - affiliate	213	(152)	—	61
Derivative liabilities	(3)	3	—	—
Derivative liabilities - affiliate	(152)	152	—	—
Total derivative instruments	$694	$—	$(57)	$637
Accumulated Other Comprehensive Loss (GenOn)
The following table summarizes the effects on GenOn's accumulated OCI balance attributable to cash flow hedge derivatives:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Accumulated OCI balance, beginning of period	$2	$(30)	$1	$(34)
Recognized in OCI on interest rate derivatives	17	(15)	19	(11)
Reclassified from accumulated OCI into earnings(a)(b)	(1)	(1)	(2)	(1)
Accumulated OCI balance, end of period	$18	$(46)	$18	$(46)

(a)	Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded in interest expense.

(b)
All of the forecasted transactions (future interest payments) were deemed probable of occurring; therefore, no cash flow hedges were discontinued and no amount was recognized in GenOn’s results of operations as a result of discontinued cash flow hedges.

Because a significant portion of the interest expense incurred by NRG Marsh Landing during construction was capitalized, amounts included in accumulated other comprehensive loss associated with construction period interest payments will be reclassified into earnings over the expected useful life of the Marsh Landing generating facility, which commenced commercial operations on May 1, 2013.

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
GenOn

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(99)	$(99)	$(197)	$(228)
Net unrealized gains/(losses) on open positions related to economic hedges	161	(54)	38	182
Total unrealized mark-to-market gains/(losses) for economic hedging activities	62	(153)	(159)	(46)
Reversal of previously recognized unrealized losses/(gains) on settled positions related to trading activity	1	5	(2)	2
Net unrealized gains on open positions related to trading activity	—	6	2	2
Total unrealized mark-to-market gains for trading activity	1	11	—	4
Total unrealized gains/(losses)	$63	$(142)	$(159)	$(42)

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Revenue from operations — energy commodities	$45	$(102)	$(190)	$41
Cost of operations	18	(40)	31	(83)
Total impact to statements of operations	$63	$(142)	$(159)	$(42)

 GenOn Americas Generation

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(75)	$(73)	$(149)	$(173)
Net unrealized gains/(losses) on open positions related to economic hedges	86	(46)	26	110
Total unrealized mark-to-market gains/(losses) for economic hedging activities	11	(119)	(123)	(63)
Reversal of previously recognized unrealized losses/(gains) on settled positions related to trading activity	1	5	(2)	2
Net unrealized gains on open positions related to trading activity	—	6	2	2
Total unrealized mark-to-market gains for trading activity	1	11	—	4
Total unrealized gains/(losses)	$12	$(108)	$(123)	$(59)

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Revenue from operations — energy commodities	$(2)	$(68)	$(153)	$7
Cost of operations	14	(40)	30	(66)
Total impact to statements of operations	$12	$(108)	$(123)	$(59)
GenOn Mid-Atlantic

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(76)	$(73)	$(150)	$(175)
Net unrealized gains/(losses) on open positions related to economic hedges	86	(40)	28	104
Total unrealized gains/(losses)	$10	$(113)	$(122)	$(71)

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Revenue from operations — energy commodities	$(4)	$(66)	$(152)	$1
Cost of operations	14	(47)	30	(72)
Total impact to statements of operations	$10	$(113)	$(122)	$(71)
Credit Risk Related Contingent Features (GenOn and GenOn Americas Generation)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of June 30, 2013 was $15 million for GenOn and GenOn Americas Generation. The collateral required for contracts with credit rating contingent features that are in a net liability position as of June 30, 2013, was $1 million for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which is approximately $4 million for GenOn and GenOn Americas Generation as of June 30, 2013. At June 30, 2013, GenOn Mid-Atlantic did not have any financial instruments with credit risk related contingent features.
See Note 4, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 6 — Debt (GenOn)
Redemption of Senior Unsecured Notes, Due 2014, or 2014 Senior Notes
In June 2013, GenOn redeemed all of the 2014 Senior Notes, with an aggregate outstanding principal amount of $575 million, at a redemption percentage of 106.778% of face value, as well, as any accrued and unpaid interest as of the redemption date. In connection with the redemption, an $11 million loss on the debt extinguishment of the 2014 Senior Notes was recorded during the three months ended June 30, 2013 which primarily consisted of a make whole premium payment offset by the write-off of unamortized premium.
NRG Marsh Landing Credit Agreement Term Conversion
In May 2013, NRG Marsh Landing met the conditions under the credit agreement to convert the construction loan for the facility to a term loan which will amortize on a predetermined basis. Prior to term conversion, NRG Marsh Landing drew the remaining funds available under the facility in order to pay costs due for construction. NRG Marsh Landing also issued a $26 million letter of credit under the facility in support of its debt service requirements. Concurrently with the term conversion, the $80 million cash collateralized letter of credit issued by GenOn Energy Holdings on behalf of NRG Marsh Landing in support of its collateral requirements under the PPA with PG&E was returned and the related letter of credit facility was terminated.
Note 7 — Segment Reporting (GenOn and GenOn Americas Generation)
Prior to the NRG Merger, GenOn had the following segments: Eastern PJM, Western PJM/MISO, California, Energy Marketing and Other Operations. GenOn Americas Generation previously had the following segments: Eastern PJM, Northeast, California, Energy Marketing and Other Operations. In the fourth quarter of 2012, in conjunction with the NRG Merger, GenOn and GenOn Americas Generation began reporting the following segments: East, South Central, West and Corporate. All GenOn Mid-Atlantic entities are included within the GenOn East segment. There are distinct components with separate operating results and management structures for each segment, which are based on the geographical location of the power generation operations. GenOn and GenOn Americas Generation have recast the data from prior periods to reflect this change in reportable segments to conform to the current year presentation.
GenOn

Successor	Three months ended June 30, 2013
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$617	$—	$96	$3	$716
Operating revenues—affiliate	(4)	13	—	—	9
Depreciation and amortization	47	2	9	4	62
Income/(loss) before income taxes	126	(2)	37	(82)	79
Net income/(loss)	$126	$(2)	$37	$(76)	$85
Total assets	$4,379	$216	$1,036	$911	$6,542

Predecessor	Three months ended June 30, 2012
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$455	$8	$58	$—	$521
Depreciation and amortization	71	2	12	5	90
(Loss)/income before income taxes	(115)	3	(20)	(92)	(224)
Net (loss)/income	$(115)	$3	$(20)	$(96)	$(228)

Successor	Six months ended June 30, 2013
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$996	$—	$136	$8	$1,140
Operating revenues—affiliate	(4)	19	—	—	15
Depreciation and amortization	91	3	20	7	121
(Loss)/income before income taxes	(9)	(8)	17	(154)	(154)
Net (loss)/income	$(9)	$(8)	$17	$(148)	$(148)

Predecessor	Six months ended June 30, 2012
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$1,141	$8	$93	$—	$1,242
Depreciation and amortization	140	5	23	10	178
Loss before income taxes	(39)	(1)	(29)	(187)	(256)
Net loss	$(39)	$(1)	$(29)	$(191)	$(260)
GenOn Americas Generation

Successor	Three months ended June 30, 2013
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$598	$—	$68	$—	$666
Operating revenues—affiliate	1	14	(43)	—	(28)
Depreciation and amortization	19	—	1	—	20
Income/(loss) before income taxes	62	—	—	(21)	41
Net income/(loss)	$62	$—	$—	$(21)	$41
Total assets	$2,579	$—	$175	$489	$3,243

Predecessor	Three months ended June 30, 2012
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$427	$6	$56	$—	$489
Operating revenues—affiliate	54	6	5	—	65
Depreciation and amortization	36	—	3	2	41
(Loss)/income before income taxes	(67)	5	5	(22)	(79)
Net (loss)/income	$(67)	$5	$5	$(22)	$(79)

Successor	Six months ended June 30, 2013
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$974	$—	$91	$—	$1,065
Operating revenues—affiliate	134	14	(43)	—	105
Depreciation and amortization	38	—	3	—	41
Income/(loss) before income taxes	2	—	8	(44)	(34)
Net income/(loss)	$2	$—	$8	$(44)	$(34)

Predecessor	Six months ended June 30, 2012
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$1,078	$6	$87	$—	$1,171
Operating revenues—affiliate	25	6	4	—	35
Depreciation and amortization	71	—	7	3	81
(Loss)/income before income taxes	(1)	5	5	(42)	(33)
Net (loss)/income	$(1)	$5	$5	$(42)	$(33)

Note 8 —  Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn
GenOn’s income tax (benefit)/expense consisted of the following:

	Successor	Predecessor	Successor	Predecessor
(In millions except otherwise noted)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Income/(loss) before income taxes	79	(224)	(154)	(256)
Income tax (benefit)/expense	(6)	4	(6)	4
Effective tax rate	(7.59)%	(1.79)%	3.90%	(1.56)%
GenOn
For the three and six months ended June 30, 2013 and 2012, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to the recording of a valuation allowance against NOLs generated during the period.
Tax allocation — NRG will allocate taxes to GenOn Americas Generation and GenOn Mid-Atlantic, subsidiaries of GenOn using the pro rata method of income tax allocation as prescribed in ASC 740, Income Taxes. Electing to use the pro rata method requires presentation of a pro forma income statement for the most recent year and interim period reflecting a tax provision calculated on a separate return basis. Due to historical losses and the uncertainty surrounding the ability to generate future earnings, GenOn has recorded a full valuation allowance against its net deferred tax assets. Any change in the valuation allowance will be offset to the corresponding income tax expense or benefit. For the three and six months ended June 30, 2013 and 2012, GenOn recorded an income tax benefit and expense which relate to FIN 48 reserves for uncertain tax benefits.
GenOn Americas Generation
GenOn Americas Generation and most of its subsidiaries are limited liability companies that are treated as branches of NRG Americas for income tax purposes. As a result, NRG Americas, GenOn and NRG have direct liability for the majority of the federal and state income taxes relating to GenOn Americas Generation's operations. Several of GenOn Americas Generation's subsidiaries exist as regarded corporate entities for income tax purposes. For the subsidiaries that continue to exist as corporate regarded entities, GenOn Americas Generation allocates current and deferred income taxes to each corporate regarded entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent GenOn Americas Generation provides tax expense or benefit, any related tax payable or receivable to NRG is reclassified to equity in the same period since GenOn Americas Generation does not have a tax sharing agreement with NRG.
GenOn Americas Generation would not be allocated income taxes attributable to its operations as of June 30, 2013 and December 31, 2012, respectively as the income tax expense and benefit relate to FIN 48 reserves for uncertain tax benefits.
GenOn Mid-Atlantic
GenOn Mid-Atlantic and GenOn Mid-Atlantic's subsidiaries are limited liability companies that are treated as branches of NRG Americas for income tax purposes. As a result, NRG Americas, GenOn and NRG have direct liability for the majority of the federal and state income taxes relating to GenOn Mid-Atlantic's operations. If GenOn Mid-Atlantic were to be allocated income taxes attributable to its operations, the pro forma income tax provision attributable to income before taxes would be an expense of $23 million and tax benefit of $22 million during the three months ended June 30, 2013 and 2012, respectively. The pro forma income tax provision attributable to income before taxes for the six months ended June 30, 2013 and 2012 would be a tax benefit of $4 million and tax expense of $6 million, respectively. The balance of GenOn Mid-Atlantic's pro forma deferred income taxes would be a net deferred tax asset of $603 million and $598 million as of June 30, 2013 and December 31, 2012, respectively.

Note 9 — Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG (GenOn)
Subsequent to the NRG Merger, NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the Services Agreement. The initial term of the Services Agreement is through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For the three and six months ended June 30, 2013, GenOn recorded costs related to these services of $14 million and $25 million, respectively, as selling, general and administrative — affiliate.
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
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Direct costs:
Cost of operations — affiliate	$35	$38	$70	$79
Allocated costs:
Cost of operations — affiliate	1	8	5	17
Selling, general and administrative — affiliate	22	23	42	39
Total	$58	$69	$117	$135
GenOn Mid-Atlantic

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Direct costs:
Cost of operations — affiliate	$21	$24	$44	$48
Allocated costs:
Cost of operations — affiliate	—	2	3	6
Selling, general and administrative — affiliate	17	18	33	30
Total	$38	$44	$80	$84
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

Services Provided by GenOn Energy Management (GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Americas Generation
GenOn Energy Management provides services to certain of GenOn's indirect operating subsidiaries through power, fuel supply and services agreements. The services include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges to reduce price risk. These transactions are recorded as operating revenues — affiliate or cost of operations — affiliate in GenOn Americas Generation's consolidated statements of operations. Amounts due from and to GenOn's indirect operating subsidiaries are recorded as accounts receivable — affiliate or accounts payables — affiliate. Substantially all energy marketing overhead expenses are allocated to GenOn's operating subsidiaries by GenOn Energy Management. For the three months ended June 30, 2013 and 2012, GenOn Americas Generation recorded a reduction to cost of operations — affiliate of $2 million and $6 million, respectively, and for the six months ended June 30, 2013 and 2012, GenOn Americas Generation recorded a reduction to cost of operations — affiliate of $4 million and $12 million, respectively, related to the allocations of energy marketing overhead expenses to affiliates outside of GenOn Americas Generation.
GenOn Mid-Atlantic
GenOn Mid-Atlantic receives services from GenOn Energy Management which include the bidding and dispatch of the generating units, procurement of fuel and other products and the execution of contracts, including economic hedges, to reduce price risk. These transactions are recorded as operating revenues — affiliate or cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations. Amounts due to and from GenOn Energy Management under the power, fuel supply and services agreements are recorded as accounts payables — affiliate or accounts receivables — affiliate. Under these agreements, GenOn Energy Management resells GenOn Mid-Atlantic's energy products in the PJM spot and forward markets and to other third parties. GenOn Mid-Atlantic pays the amount received by GenOn Energy Management for such capacity and energy. GenOn Mid-Atlantic has counterparty credit risk in the event that GenOn Energy Management is unable to collect amounts owed from third parties for the resale of GenOn Mid-Atlantic's energy products. Substantially all energy marketing overhead expenses are allocated to GenOn's operating subsidiaries. For the three months ended June 30, 2013 and 2012, GenOn Mid-Atlantic incurred an insignificant amount and $1 million of energy marketing overhead expense, respectively. For the six months ended June 30, 2013 and 2012, GenOn Mid-Atlantic incurred $1 million and $2 million of energy marketing overhead expense, respectively. These costs were included in cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.
Credit Agreement with NRG (GenOn)
In connection with the closing of the NRG Merger, GenOn and NRG Americas entered into a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit. At June 30, 2013 and December 31, 2012, letters of credit of $296 million and $261 million, respectively, were issued and outstanding under the NRG credit agreement on behalf of GenOn. At June 30, 2013 and December 31, 2012, letters of credit of $108 million and $166 million, respectively, were issued on behalf of GenOn Americas Generation. At June 30, 2013 and December 31, 2012, letters of credit of $78 million and $113 million, respectively, were issued on behalf of GenOn Mid-Atlantic. At June 30, 2013 and December 31, 2012, no loans were outstanding under this credit agreement.  In connection with the execution of the agreement, certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The credit agreement has a three year maturity and is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt. In addition, the guarantors are restricted from incurring additional liens on their assets. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate or notes payable — affiliate, as appropriate. The notes are due on demand and accrue interest on the net position, which is payable quarterly, at the short term yield of the Federated Investors Treasury Obligation Fund or such other fund designated by GenOn Energy Holdings. At June 30, 2013 and December 31, 2012, GenOn Americas Generation had a net current note receivable from GenOn Energy Holdings of $301 million and $198 million, respectively, related to its intercompany cash management program. For the three and six months ended June 30, 2013 and 2012, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes.

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
Emission allowances purchased from GenOn Energy Management that were utilized during the three months ended June 30, 2013 and 2012 were $4 million and $4 million, respectively, and during the six months ended June 30, 2013 and 2012 were $8 million and $7 million, respectively, and were recorded in cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.
Sale of NRG Marsh Landing Holdings LLC to NRG Yield LLC (GenOn)
On July 22, 2013, concurrent with the initial public offering of NRG Yield, Inc., GenOn sold its ownership interests in NRG Marsh Landing Holdings LLC to NRG Yield LLC for a purchase price of $199 million. The net assets of NRG Marsh Landing Holdings LLC were $168 million at the time of the sale resulting in the recognition of additional paid-in capital of $31 million.
Note 10 — Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Contingencies
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
Global Warming (GenOn)
In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a suit in the U.S. District Court for the Northern District of California against GenOn and 23 other electric generating and oil and gas companies. The lawsuit sought damages of up to $400 million for the cost of relocating the village allegedly because of global warming caused by the greenhouse gas emissions of the defendants. In late 2009, the District Court ordered that the case be dismissed and the plaintiffs appealed. In September 2012, the U.S. Court of Appeals for the Ninth Circuit dismissed plaintiffs’ appeal. In October 2012, the plaintiffs petitioned for en banc rehearing of the case; which petition was denied in November 2012. In February 2013, plaintiffs filed a petition with the U.S. Supreme Court seeking review of the decision from the U.S. Court of Appeals. On May 20, 2013, the U.S. Supreme Court denied plaintiffs petition, thereby ending the case.
Actions Pursued by MC Asset Recovery (GenOn)
With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes.

Under one of the remaining actions transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to GenOn Energy Holdings' bankruptcy proceedings.  In December 2010, the United States District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the United States District Court's dismissal of its complaint against the Commerzbank Defendants to the United States Court of Appeals for the Fifth Circuit.  In March 2012, the United States Court of Appeals for the Fifth Circuit reversed the United States District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants.  If MC Asset Recovery succeeds in obtaining any recoveries from the Commerzbank Defendants, the Commerzbank Defendants have asserted that they will seek to file claims in GenOn Energy Holdings' bankruptcy proceedings for the amount of those recoveries.  GenOn Energy Holdings would vigorously contest the allowance of any such claims. If the Commerzbank Defendants were to receive an allowed claim as a result of a recovery by MC Asset Recovery on its claims against them, GenOn Energy Holdings would retain from the net amount recovered by MC Asset Recovery an amount equal to the dollar amount of the resulting allowed claim.
Pending Natural Gas Litigation (GenOn)
GenOn is party to five lawsuits, several of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with GenOn. In July 2011, the U.S. District Court for the District of Nevada, which is handling four of the five cases, granted the defendants’ motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit reversed the decision of the U.S. District Court for the District of Nevada. In September 2012, the State of Nevada Supreme Court, which is handling the remaining case, affirmed dismissal by the Eighth Judicial District Court for Clark County, Nevada of all plaintiffs’ claims against GenOn. In February 2013, the plaintiffs filed a petition for certiorari to the U.S. Supreme Court. On June 24, 2013, the U.S. Supreme Court denied the petition for certiorari, thereby ending one of the five lawsuits. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
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
In December 2007, the NJDEP sued GenOn in the U.S. District Court for the Eastern District of Pennsylvania, alleging that new source review violations occurred at the Portland generating facility. The suit sought installation of “best available” control technologies for each pollutant, to enjoin GenOn from operating the generating facility if it is not in compliance with the CAA and civil penalties. The suit also named past owners of the plant as defendants, but the claims against the past owners have since been dismissed. In March 2009, the Connecticut Department of Energy and Environmental Protection became an intervening party to the suit. GenOn believes that the work listed by the EPA and the work subject to the NJDEP suit were conducted in compliance with applicable regulations. The parties appeared for mediation before the magistrate judge on April 10, 2013. The parties reached a settlement in principle of this matter on that date. On May 15, 2013, the parties submitted an agreed upon proposed Consent Decree to the court. No objections to the proposed Consent Decree were filed. On July 18, 2013, the court entered the Consent Decree resolving the matter.
In addition, the NJDEP filed two administrative petitions with the EPA in 2010 alleging that the Portland generating facility’s emissions were significantly contributing to nonattainment and/or interfering with the maintenance of certain NAAQS in New Jersey. In November 2011, the EPA published a final rule in response to one of the petitions that required GenOn to reduce maximum allowable SO2 emissions from the two coal-fired units by about 60% starting in January 2013. In January 2012, GenOn challenged the rule in the U.S. Court of Appeals for the Third Circuit. On July 12, 2013, the Third Circuit denied GenOn's petition seeking review. GenOn has several compliance options until June 1, 2014 that include using lower sulfur coals (although this may at times reduce how much GenOn is able to generate) or running just one unit at a time.

Cheswick Class Action Complaint (GenOn)
In April 2012, a putative class action lawsuit was filed against GenOn in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents.  GenOn disputes these allegations.  Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief.  Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the plant. In July 2012, GenOn removed the lawsuit to the U.S. District Court for the Western District of Pennsylvania. In October 2012, the court granted GenOn’s motion to dismiss, which Plaintiffs have appealed to the U.S. Court of Appeals for the Third Circuit. The Third Circuit heard oral argument on June 25, 2013.
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
Ormond Beach Alleged Federal Clean Water Act Violations (GenOn)
In October 2012, the Wishtoyo Foundation, a California-based cultural and environmental advocacy organization, through its Ventura Coastkeeper Program, filed suit in the U.S. District Court for the Central District of California regarding alleged violations of the Clean Water Act associated with discharges of stormwater from the Ormond Beach generating facility. The Wishtoyo Foundation alleges that elevated concentrations of pollutants in stormwater discharged from the Ormond Beach generating facility were affecting adjacent aquatic resources in violation of (i) the Statewide General Industrial Stormwater permit (a general National Pollution Discharge Elimination System permit issued by the California State Water Resources Control Board that authorizes stormwater discharges from industrial facilities in California) and (ii) the state’s Porter-Cologne Water Quality Control Act. The Wishtoyo Foundation further alleged that GenOn had not implemented effective stormwater control and treatment measures and that GenOn had not complied with the sampling and reporting requirements of the General Industrial Stormwater permit. GenOn settled this matter in May 2013 and agreed to make operational changes and pay $79,000 in legal fees, $65,000 for supplemental environmental projects and $15,000 for monitoring costs.
Maryland Fly Ash Facilities
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
Purported Class Actions related to July 22, 2012 Announcement of NRG Merger Agreement (GenOn)
GenOn was named as a defendant in eight purported class actions in Texas and Delaware, related to its announcement of its agreement for NRG to acquire all outstanding shares of GenOn. These cases were consolidated into one state court case in each of Delaware and Texas and a federal court case in Texas. The plaintiffs generally alleged breach of fiduciary duties, as well as conspiracy, aiding and abetting breaches of fiduciary duties. Plaintiffs generally sought to: be certified as a class; enjoin the merger; direct the defendants to exercise their fiduciary duties; rescind the acquisition and be awarded attorneys' fees and costs and other relief that the court deems appropriate. Plaintiffs also demanded that there be additional disclosures regarding the merger terms. On October 24, 2012, the parties to the Delaware state court case executed a Memorandum of Understanding to resolve the Delaware purported class action lawsuit. In March 2013, the parties finalized the settlement of the Delaware action. On June 3, 2013, the court approved the Delaware class action settlement thereby ending the Delaware lawsuit.
Maryland Department of the Environment v. GenOn Chalk Point and GenOn Mid-Atlantic
In January 2013, Food & Water Watch, the Patuxent Riverkeeper and the Potomac Riverkeeper (together, Citizens Group) sent GenOn Mid-Atlantic a letter alleging that the Chalk Point, Dickerson and Morgantown generating facilities were violating the terms of three National Pollution Discharge Elimination System Permits by discharging nitrogen and phosphorous in excess of the limits in each permit. On March 21, 2013 the MDE sent the Company a similar letter with respect to the Chalk Point and Dickerson facilities, threatening to sue within 60 days if the facilities were not brought into compliance. On June 11, 2013, the Maryland Attorney General on behalf of the MDE filed a complaint in the United States District Court for the District of Maryland alleging violations of the Clean Water Act and Maryland environmental laws related to water. The lawsuit seeks injunctive relief and civil penalties.

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
Texas Franchise Audit (GenOn)
During the second quarter of 2013, GenOn settled the Texas Franchise tax dispute with the state relating to years 2001 through 2007. Prior to NRG Merger, the State of Texas issued franchise tax assessments against GenOn as a result of its audit indicating an underpayment of franchise tax of $72 million (including interest and penalties through June 30, 2013 of $29 million). These assessments relate primarily to a claim by Texas that would change the sourcing of intercompany receipts thereby increasing the amount of tax due. GenOn disagreed with most of the State's assessment and its determination and had accordingly accrued a portion of the liability but had protested the entire assessment.  In June 2013, the Company settled the matter with the State by agreeing to pay $11 million on issues arising from the audit, and reversed the remainder of the accrual. The reversal was recorded as a measurement period adjustment to the amounts recognized on the acquisition date.
Note 11 — Regulatory Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
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
East Region (GenOn)
RMR Agreements for Elrama and Niles — In May 2012, GenOn filed with FERC an RMR rate schedule governing operation of unit 4 of the Elrama generating facility and unit 1 of the Niles generating facility.  PJM determined that each of these units was needed past its planned deactivation date of June 1, 2012 to maintain transmission system reliability on the PJM system pending the completion of transmission upgrades.  The RMR rate schedule sets forth the terms, conditions and cost-based rates under which GenOn operated the units for reliability purposes through September 30, 2012, the date PJM indicated the units would no longer be needed for reliability.  In July 2012, FERC accepted GenOn's RMR rate schedule subject to hearing and settlement procedures.  In the settlement discussions ordered by FERC, or in any subsequent hearing, GenOn's RMR rate schedule may be modified from that which was filed.  The rates GenOn charged are subject to refund pending a ruling or settlement. GenOn filed a settlement of all outstanding issues in May 2013, which several parties are contesting. Any eventual settlement must be approved by FERC.

Note 12 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
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
Environmental Capital Expenditures
Based on current rules, technology and plans based on proposed rules, GenOn estimates that environmental capital expenditures from 2013 through 2017 required to meet GenOn's regulatory environmental laws will be approximately $208 million for GenOn, which includes $46 million for GenOn Americas Generation. The amount for GenOn Americas Generation includes $4 million for GenOn Mid-Atlantic. These costs are primarily associated with controls to satisfy MATS at Conemaugh and NOx controls for Sayreville and Gilbert. The Registrants continue to explore cost effective compliance alternatives to further reduce costs.
East Region
The EPA and various states are investigating compliance of coal-fueled electric generating facilities with the pre-construction permitting requirements of the CAA known as NSR. In January 2009, GenOn received an NOV from the EPA alleging that past work at Keystone, Portland and Shawville generating stations violated regulations regarding NSR. In June 2011, GenOn received an NOV from the EPA alleging that past work at Avon Lake and Niles generating stations violated NSR. In December 2007, the NJDEP filed suit alleging that NSR violations occurred at the Portland generating station. GenOn believes the suits are without merit and the subject work was conducted in compliance with applicable regulations. The Shawville, Niles and Portland generating units that are the subject of the NOVs are scheduled for retirement soon.
In 2008, the PADEP issued an NOV related to the inactive Monarch mine where low-volume wastewater from GenOn's Cheswick Generating Station and ash leachate was historically disposed. Resolution of the NOV could result in operational requirements such as pumping a minimum volume of water from the mine and a penalty in excess of $100,000.
The MDE sued GenOn Mid-Atlantic and GenOn MD Ash Management for alleged violations of water pollution laws at three fly ash disposal sites in Maryland: Faulkner (2008/2011), Brandywine (2010) and Westland (2012). On April 30, 2013, the court approved the consent decree resolving these issues. GenOn MD Ash Management has since discontinued use of the Faulkner disposal site and opened a new, state of the art carbon burnout facility at the Morgantown plant that allows greater beneficial reuse (as a cement substitute).
For further discussion of these matters, refer to Note 10, Commitments and Contingencies.

Item 2 — MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2013 and 2012. Also, refer to the Registrants' 2012 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
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
Environmental Matters
The Registrants are subject to a wide range of environmental regulations in the development, ownership, construction and operation of projects. These laws and regulations generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental regulations have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including greenhouse gases, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws and regulations are expected to require the addition of emissions controls or other environmental quality equipment or the imposition of certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations. Complying with environmental requirements involves significant capital and operating expenses. The Registrants decide to invest capital for environmental controls based on relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital. See Note 10, Commitments and Contingencies and Note 12, Environmental Matters, to the Condensed Consolidated Financial Statements for further discussion.
East Region
RGGI — In February 2013, RGGI, Inc. released a proposed model rule that if promulgated by the nine RGGI member states, would reduce the CO2 emissions cap from 165 million tons to 91 million tons in 2014 with a 2.5% reduction each year from 2015 to 2020. Each of Connecticut, Maryland, Massachusetts, New York, and Vermont have published a proposed rule. Each of the RGGI states may finalize these regulations later this year. If this occurs, the Registrants expect earnings at their plants in Massachusetts, New York, and particularly those in Maryland, to be negatively affected. The extent to which they would be negatively affected depends on the price of the CO2 emissions allowances, which in turn will be significantly influenced by future natural gas prices, power prices, generation resource mix, dispatch order, and any nuclear plant retirements.

Regulatory Matters
As operators of power plants and participants in wholesale energy markets, certain of the Registrants' entities are subject to regulation by various federal and state government agencies. These include the Commodities Futures Trading Commission and FERC, as well as other public utility commissions in certain states where the Registrants' generating assets are located. In addition, the Registrants are subject to the market rules, procedures and protocols of the various ISO markets in which they participate. The Registrants must also comply with the mandatory reliability requirements imposed by NERC and the regional reliability entities in the regions where they operate.
East Region
PJM
Minimum Offer Price Rule, or MORP, Litigation — On April 12, 2011, FERC issued an order addressing a complaint filed by PJM Power Providers Group seeking to require PJM to address the potential adverse impacts of out-of-market generation on the PJM Reliability Pricing Model, capacity market, as well as PJM's subsequent submission seeking revisions to the capacity market design, in particular the MOPR. In its order, FERC generally strengthened the MOPR and the protections against market price distortion from out-of-market generation. On November 17, 2011, FERC largely denied rehearing of its April 12, 2011 order. Several parties have appealed FERC's decision to federal court, and those appeals have been consolidated in the Third Circuit Court of Appeals. The outcome of this proceeding could drive future capacity prices.
MOPR Revisions — On December 7, 2012, PJM filed comprehensive revisions to its MOPR rules at FERC. On May 2, 2013, FERC accepted PJM's proposal in part, and rejected it in part. Among other things, FERC approved the portions of the PJM proposal that exempt many new entrants from MOPR rules, including projects proposed by merchant generators, public power entities and certain self-supply entities. This exemption is subject to certain conditions designed to limit the financial incentive of such entities to suppress market prices. However, FERC rejected PJM's proposal to eliminate the unit specific review process, and instead directed PJM to continue allowing units to demonstrate their actual costs and revenues, and bid into the auction at that price. On June 3, 2013, NRG filed a request for rehearing of the FERC order and subsequently protested the manner in which PJM proposed to implement the FERC order. These challenges are both pending.
New England (GenOn and GenOn Americas Generation)
New England Power Generators Association, or NEPGA, Complaint — On May 17, 2013, the NEPGA, filed a complaint against ISO New England, Inc., or ISO-NE, asking FERC to clarify that under ISO-NE's existing tariff, a capacity resource's inability to procure or schedule fuel when called upon is not a tariff violation or an attempt to manipulate the ISO-NE energy markets. As an operator of gas fired generation facilities in New England, GenOn Americas Generation could be subject to sanction when gas is not available, unless FERC grants the NEPGA complaint. GenOn Americas Generation supports the NEPGA complaint. ISO-NE answered the NEPGA complaint and the matter is pending.
West Region (GenOn and GenOn Americas Generation)
The California Independent System Operator, or CAISO, and California Public Utilities Commission, or CPUC, launched a joint stakeholder initiative to develop a multiyear reliability market framework. In a whitepaper issued on July 10, 2013, the CAISO/CPUC proposed a joint reliability framework that combined multi-year resource adequacy obligations for Load Serving Entities with a multi-year market-based CAISO backstop capacity procurement mechanism. Specifically, the proposal (i) retains the current one-year forward system and local capacity procurement obligations and extends those procurement obligations to system, local and flexible capacity for two and three years forward; (ii) develops a CAISO-run capacity auction; and (iii) provides for an annual long-term reliability planning assessment focusing on the four to ten-year forward period. The CAISO and CPUC held a joint workshop to discuss the proposal on July 17, 2013, and stakeholders, including NRG, filed comments on the proposal on July 25, 2013. While the whitepaper lacks specificity, GenOn and GenOn Americas Generation view any attempt to extend the procurement obligations forward, and adopt a market structure to help meet those obligations, as a potentially positive step.
South Central Region (GenOn)
On July 5, 2013, AmerenEnergy Resources Generating Company, or Ameren, filed a complaint against MISO pertaining to the compensation for generators asked by MISO to provide service past their retirement date due to reliability concerns. Ameren asked FERC to require MISO to provide such generators their full cost of service as compensation and not merely cover the generator's incremental costs of operation going-forward costs. GenOn supports the Ameren complaint. The matter remains pending.

New and On-going Company Initiatives
Operational Improvement Activities
NRG has announced its intention to continue operations at the Avon Lake and New Castle facilities, which are currently in operation and had been scheduled for deactivation in April 2015. NRG intends to add natural gas capabilities at these facilities, which is expected to be completed by the summer of 2016. Additionally, NRG has accelerated the deactivation of the Portland and Titus facilities to 2014 and 2013, respectively.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to this Form 10-Q as found in Item 1 for a discussion of recent accounting developments.

Consolidated Results of Operations
GenOn
The following table provides selected financial information for GenOn:

	Successor	Predecessor		Successor	Predecessor
(In millions except otherwise noted)	Three months ended June 30, 2013	Three months ended June 30, 2012	Change %	Six months ended June 30, 2013	Six months ended June 30, 2012	Change %
Operating Revenues
Energy revenue (a)	$424	$400	6%	$908	$788	15%
Capacity revenue (a)	246	185	33	409	359	14
Mark-to-market for economic hedging activities	44	(113)	139	(190)	37	N/M
Other revenues (b)	11	49	(78)	28	58	(52)
Total operating revenues	725	521	39	1,155	1,242	(7)
Operating Costs and Expenses
Generation cost of sales (a)	262	284	(8)	553	530	4
Mark-to-market for economic hedging activities	(18)	40	(145)	(31)	83	(137)
Contract and emissions credit amortization	(12)	(17)	29	(19)	(29)	34
Other cost of operations	223	199	12	442	450	(2)
Total cost of operations	455	506	(10)	945	1,034	(9)
Depreciation and amortization	62	90	(31)	121	178	(32)
Selling, general and administrative	21	64	(67)	54	114	(53)
Selling, general and administrative - affiliate	19	—	N/M	36	—	N/M
Acquisition-related transaction and integration costs	22	—	N/M	41	—	N/M
Total operating costs and expenses	579	660	(12)	1,197	1,326	(10)
Operating Income/(Loss)	146	(139)	205	(42)	(84)	50
Other Income/(Expense)
Other income, net	—	—	N/M	2	2	—
Interest expense	(56)	(85)	(34)	(103)	(174)	(41)
Loss on debt extinguishment	(11)	—	N/M	(11)	—	N/M
Total other expense	(67)	(85)	(21)	(112)	(172)	(35)
Income/(Loss) Before Income Taxes	79	(224)	135	(154)	(256)	40
Income tax (benefit)/expense	(6)	4	(250)	(6)	4	(250)
Net Income/(Loss)	$85	$(228)	137	$(148)	$(260)	43
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.09	$2.22	84%	$3.71	$2.48	50%
MWh sold (in thousands)	6,828	6,686		14,579	12,347
MWh generated (in thousands)	7,425	6,942		15,592	12,628

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.
N/M - Not meaningful

Generation Gross Margin

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Energy revenue	$424	$400	$908	$788
Capacity revenue	246	185	409	359
Other revenues	11	49	28	58
Generation revenue	681	634	1,345	1,205
Generation cost of sales	262	284	553	530
Generation gross margin	$419	$350	$792	$675
Generation gross margin increased by $69 million for the three months ended June 30, 2013, compared to the same period in 2012 due to:

(In millions)
Higher gross margin due to an 8% increase in generation resulting primarily from Marsh Landing coming online in May 2013, higher generation at Ormond Beach and fewer outages at Bowline as well as a 20% increase in average realized prices	$40
Higher gross margin from a decrease in purchased energy due to the expiration of tolling agreements	39
Changes in unrealized commercial optimization activities	(10)
$69
Generation gross margin increased by $117 million for the six months ended June 30, 2013, compared to the same period in 2012 due to:

(In millions)
Higher gross margin due to an 24% increase in generation resulting primarily from Marsh Landing coming online in May 2013, higher generation at Ormond Beach and fewer outages at Bowline as well as a 5% increase in average realized prices	$84
Higher gross margin from a decrease in purchased energy due to the expiration of tolling agreements	34
Other	(1)
$117
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $215 million and decreased by $113 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(111)	$(136)	$(224)	$(292)
Net unrealized gains on open positions related to economic hedges	155	23	34	329
Total mark-to-market gains/(losses) in operating revenues	$44	$(113)	$(190)	$37
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	12	37	27	64
Net unrealized gains/(losses) on open positions related to economic hedges	6	(77)	4	(147)
Total mark-to-market gains/(losses) in operating costs and expenses	$18	$(40)	$31	$(83)

Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the six months ended June 30, 2013, the loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the six months ended June 30, 2012, the gain in operating revenues from economic hedge positions was driven by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain was offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts, primarily as a result of decreases in forward coal prices. The loss was partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
In accordance with ASC 815, the following table represents the results of GenOn's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn's trading activities are subject to limits within the risk management policy.

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Trading gains/(losses)
Realized	$2	$—	$2	$(5)
Unrealized	1	11	—	4
Total trading gains/(losses)	$3	$11	$2	$(1)
Other Cost of Operations
Other cost of operations increased by $24 million for the three months ended June 30, 2013, compared to the same period in 2012 due to:

(In millions)
Reversal of liability for Potomac River in connection with its deactivation	$31
Decrease in operating costs primarily related to timing of maintenance work	(7)
$24
Other cost of operations decreased by $8 million for the six months ended June 30, 2013, compared to the same period in 2012 due to:

(In millions)
Decrease as prior year included inventory reserves for units already deactivated or scheduled to be deactivated	$(35)
Reversal of liability for Potomac River in connection with its deactivation	31
Other	(4)
$(8)

Acquisition-related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $22 million and $41 million were incurred in the three months and six months ended June 30, 2013 and consisted primarily of severance costs.
Depreciation and Amortization
Depreciation and amortization expense decreased by $28 million and $57 million for the three and six months ended June 30, 2013, respectively, compared to the same period in 2012, which reflects the revaluation of the property, plant and equipment recorded in acquisition accounting in December 2012.
Interest Expense
Interest expense decreased by $29 million during the three months ended June 30, 2013, compared to the same period in 2012 due to:

(In millions)
Amortization of adjustments to fair value of debt	$(22)
Decrease for GenOn senior term loan	(10)
Increase for NRG Marsh Landing senior term loans	4
Other	(1)
$(29)
Interest expense decreased by $71 million during the six months ended June 30, 2013, compared to the same period in 2012 due to:

(In millions)
Amortization of adjustments to fair value of debt	$(45)
Decrease for GenOn senior term loan	(20)
Decrease for higher capitalized interest	(7)
Increase for NRG Marsh Landing senior term loans	7
Other	(6)
$(71)

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Successor	Predecessor		Successor	Predecessor
(In millions except otherwise noted)	Three months ended June 30, 2013	Three months ended June 30, 2012	Change %	Six months ended June 30, 2013	Six months ended June 30, 2012	Change %
Operating Revenues
Energy revenue (a)	$419	$395	6%	$892	$779	15%
Capacity revenue (a)	212	160	33	361	313	15
Mark-to-market for economic hedging activities	(3)	(79)	96	(153)	3	N/M
Other revenues (b)	10	78	(87)	70	111	(37)
Total operating revenues	638	554	15	1,170	1,206	(3)
Operating Costs and Expenses
Generation cost of sales (a)	443	414	7	901	793	14
Mark-to-market for economic hedging activities	(14)	40	(135)	(30)	66	(145)
Other cost of operations	107	90	19	212	211	—
Total cost of operations	536	544	(1)	1,083	1,070	1
Depreciation and amortization	20	41	(51)	41	81	(49)
Selling, general and administrative	23	28	(18)	44	49	(10)
Total operating costs and expenses	579	613	(6)	1,168	1,200	(3)
Operating Income/(Loss)	59	(59)	200	2	6	(67)
Other Expense
Interest expense	(18)	(20)	(10)	(36)	(39)	(8)
Total other expense	(18)	(20)	(10)	(36)	(39)	(8)
Income/(Loss) Before Income Taxes	41	(79)	152	(34)	(33)	(3)
Income taxes	—	—	N/M	—	—	N/M
Net Income/(Loss)	$41	$(79)	152	$(34)	$(33)	(3)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.09	$2.22	84%	$3.71	$2.48	50%
MWh sold (in thousands)	1,957	3,173		4,598	5,000
MWh generated (in thousands)	2,016	3,201		4,708	5,022
(a)    Includes realized gains and losses from financially settled transactions.
(b)    Includes unrealized trading gains and losses.
N/M - Not meaningful

Generation Gross Margin

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Energy revenue	$419	$395	$892	$779
Capacity revenue	212	160	361	313
Other revenues	10	78	70	111
Generation revenue	641	633	1,323	1,203
Generation cost of sales	443	414	901	793
Generation gross margin	$198	$219	$422	$410
Generation gross margin decreased by $21 million for the three months ended June 30, 2013, compared to the same period in 2012 due to:

(In millions)
Lower gross margin due to a 39% decrease in generation resulting from the deactivation of Potomac River and outages at Chalk Point, partially offset by a 40% increase in average realized prices	$(18)
Higher capacity revenues due primarily to a 29% increase in capacity prices	18
Primarily reflects activities that were transitioned to NRG or affiliated companies in the current year	(18)
Other	(3)
$(21)
Generation gross margin increased by $12 million for the six months ended June 30, 2013, compared to the same period in 2012 due to:

(In millions)
Higher capacity revenues due primarily to a 24% increase in capacity prices	$27
Lower gross margin due to a 15% decrease in generation resulting from the deactivation of Potomac River and outages at Chalk Point, partially offset by a 10% increase in average realized prices	(16)
Primarily reflects activities that were transitioned to NRG or affiliated companies in the current year	9
Other	(8)
$12
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $130 million and decreased by $60 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(86)	$(106)	$(175)	$(230)
Net unrealized gains on open positions related to economic hedges	83	27	22	233
Total mark-to-market (losses)/gains in operating revenues	(3)	(79)	(153)	3
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	11	33	26	57
Net unrealized gains/(losses) on open positions related to economic hedges	3	(73)	4	(123)
Total mark-to-market gains/(losses) in operating costs and expenses	$14	$(40)	$30	$(66)

Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the six months ended June 30, 2013, the loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the six months ended June 30, 2012, the gain in operating revenues from economic hedge positions was driven by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain was partially offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The loss in operating costs and expenses from economic hedge positions was driven by decrease in the value of forward purchases of fuel contracts, primarily as a result of decreases in forward coal prices. The loss was partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
In accordance with ASC 815, the following table represents the results of GenOn Americas Generation's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn Americas Generation's trading activities are subject to limits within the risk management policy.

	Successor	Predecessors	Successor	Predecessors
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Trading gains/(losses)
Realized	$2	$—	$2	$(5)
Unrealized	1	11	—	4
Total trading gains/(losses)	$3	$11	$2	$(1)
Other Cost of Operations
Other cost of operations increased by $17 million for the three months ended June 30, 2013, compared to the same period in 2012 due to:

(In millions)
Reversal of liability for Potomac River in connection with its deactivation	$31
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	(12)
Other	(2)
$17
Other cost of operations decreased by $1 million for the six months ended June 30, 2013, compared to the same period in 2012 due to:

(In millions)
Reversal of liability for Potomac River in connection with its deactivation	$31
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	(24)
Decrease in other costs primarily related to timing of maintenance and outage work	(6)
$1
Depreciation and Amortization
Depreciation and amortization expense decreased by $21 million and $40 million for the three and six months ended June 30, 2013, respectively, compared to the same period in 2012, which reflects the revaluation of the property, plant and equipment recorded in acquisition accounting in December 2012.

GenOn Mid-Atlantic
The following table provides selected financial information for GenOn Mid-Atlantic:

	Successor	Predecessor		Successor	Predecessor
(In millions except otherwise noted)	Three months ended June 30, 2013	Three months ended June 30, 2012	Change %	Six months ended June 30, 2013	Six months ended June 30, 2012	Change %
Operating Revenues
Energy revenue (a)	$180	$222	(19)%	$372	$425	(12)%
Capacity revenue (a)	67	49	37	121	95	27
Mark-to-market for economic hedging activities	(4)	(66)	94	(152)	1	N/M
Other revenues	—	3	(100)	—	7	(100)
Total operating revenues	243	208	17	341	528	(35)
Operating Costs and Expenses
Generation cost of sales (a)	82	106	(23)	159	196	(19)
Mark-to-market for economic hedging activities	(14)	47	(130)	(30)	72	(142)
Other cost of operations	79	63	25	156	154	1
Total cost of operations	147	216	(32)	285	422	(32)
Depreciation and amortization	14	30	(53)	30	59	(49)
Selling, general and administrative — affiliate	17	18	(6)	33	30	10
Total operating costs and expenses	178	264	(33)	348	511	(32)
Operating Income/(Loss)	65	(56)	216	(7)	17	(141)
Other Expense
Interest expense	(1)	(2)	(50)	(2)	(3)	(33)
Total other expense	(1)	(2)	(50)	(2)	(3)	(33)
Income/(Loss) Before Income Taxes	64	(58)	210	(9)	14	(164)
Income taxes	—	—	N/M	—	—	N/M
Net Income/(Loss)	$64	$(58)	210	$(9)	$14	(164)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.09	$2.22	84%	$3.71	$2.48	50%
MWh sold (in thousands)	1,690	2,785		3,596	4,251
MWh generated (in thousands)	1,690	2,785		3,596	4,251
(a)    Includes realized gains and losses from financially settled transactions.
N/M - Not meaningful

Generation Gross Margin

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Energy revenue	$180	$222	$372	$425
Capacity revenue	67	49	121	95
Other revenues	—	3	—	7
Generation revenue	247	274	493	527
Generation cost of sales	82	106	159	196
Generation gross margin	$165	$168	$334	$331
Generation gross margin decreased by $3 million for the three months ended June 30, 2013, compared to the same period in 2012 due to:

(In millions)
Lower gross margin due to a 39% decrease in generation resulting from the deactivation of Potomac River and outages at Chalk Point, partially offset by a 40% increase in average realized prices	$(18)
Higher capacity revenues due primarily to a 29% increase in capacity prices	18
Other	(3)
$(3)
Generation gross margin increased by $3 million for the six months ended June 30, 2013, compared to the same period in 2012 due to:

(In millions)
Higher capacity revenues due primarily to a 24% increase in capacity prices	$27
Lower gross margin due to a 15% decrease in generation resulting from the deactivation of Potomac River and outages at Chalk Point, partially offset by a 10% increase in average realized prices	(16)
Other	(8)
$3
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $123 million and decreased by $51 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(87)	$(98)	$(176)	$(219)
Net unrealized gains on open positions related to economic hedges	83	32	24	220
Total mark-to-market (losses)/gains in operating revenues	(4)	(66)	(152)	1
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	11	25	26	44
Net unrealized gains/(losses) on open positions related to economic hedges	3	(72)	4	(116)
Total mark-to-market gains/(losses) in operating costs and expenses	$14	$(47)	$30	$(72)
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

For the six months ended June 30, 2013, the loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the six months ended June 30, 2012, the gain in operating revenues from economic hedge positions was driven by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain was partially offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The loss in operating costs and expenses from economic hedge positions was driven by decrease in the value of forward purchases of fuel contracts, primarily as a result of decreases in forward coal prices.
Other Cost of Operations
Other cost of operations increased by $16 million for the three months ended June 30, 2013, compared to the same period in 2012 due to:

(In millions)
Reversal of liability for Potomac River in connection with its deactivation	$31
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	(12)
Decrease in other costs primarily related to timing of maintenance and outage work	(3)
$16
Other cost of operations increased by $2 million for the six months ended June 30, 2013, compared to the same period in 2012 due to:

(In millions)
Reversal of liability for Potomac River in connection with its deactivation	$31
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	(24)
Other	(5)
$2
Depreciation and Amortization
Depreciation and amortization expense decreased by $16 million and $29 million for the three and six months ended June 30, 2013, respectively, compared to the same period in 2012, which reflects the revaluation of the property, plant and equipment recorded in acquisition accounting in December 2012.

ITEM 3 — QUANTATITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
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

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For a discussion of material legal proceedings in which the Registrants were involved through June 30, 2013, see Note 10, Commitments and Contingencies, to this Form 10-Q.
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

Date: August 9, 2013

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

Date: August 9, 2013

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

Date: August 9, 2013