Form 10-Q
period 2013-09-30
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2013-11-12
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2013

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2012 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2012
Ancillary Services	Services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support.
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates – updates to the ASC
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division
CAA	Clean Air Act
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
Clean Water Act	Federal Water Pollution Control Act
Deactivation	Includes retirement, mothballing and long-term protective layup. In each instance, the deactivated unit cannot be currently called upon to generate electricity.
EPA	United States Environmental Protection Agency
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
ISO	Independent System Operator, also referred to as Regional Transmission Organization, or RTO
LIBOR	London Inter-Bank Offered Rate
Long-term protective layup
A descriptive term for GenOn's plans with respect to the Shawville coal-fired units, including retiring the units from service in accordance with the PJM tariff, maintenance of the units in accordance with the lease requirements and continued payment of the lease rent.

MATS	Mercury and Air Toxics Standards promulgated by the EPA
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 pursuant to the Mirant/RRI Merger Agreement
Mirant/RRI Merger Agreement	The agreements by and among Mirant Corporation, RRI Energy, Inc. and RRI Energy Holdings, Inc. dated as of April 11, 2010
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
NAAQS	National Ambient Air Quality Standards
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
NERC	North American Electric Reliability Corporation

NJDEP	New Jersey Department of Environmental Protection
NOL	Net Operating Loss
NOV	Notice of violation
NOx	Nitrogen oxide
NPDES	National pollutant discharge elimination system
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Americas	NRG Americas, Inc. (formerly known as GenOn Americas, Inc.)
NRG Marsh Landing	NRG Marsh Landing, LLC (formerly known as GenOn Marsh Landing, LLC)
NRG MD Ash Management	NRG MD Ash Management LLC (formerly known as GenOn MD Ash Management LLC)
NRG Merger	The merger completed on December 14, 2012 pursuant to the NRG Merger Agreement
NRG Merger Agreement	Agreement and Plan of Merger by and among NRG Energy, Inc., Plus Merger Corporation and GenOn Energy, Inc. dated as of July 20, 2012
NSR	New Source Review
OCI	Other comprehensive income
PADEP	Pennsylvania Department of Environmental Protection
PJM	PJM Interconnection, LLC
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

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In millions)	(In millions)	(In millions)	(In millions)
Operating Revenues
Operating revenues	$794	$755	$1,934	$1,997
Operating revenues — affiliate	17	—	32	—
Total operating revenues	811	755	1,966	1,997
Operating Costs and Expenses
Cost of operations	445	551	1,317	1,585
Cost of operations — affiliate	66	—	139	—
Depreciation and amortization	60	91	181	269
Impairment losses	—	47	—	47
Selling, general and administrative	30	55	83	165
Selling, general and administrative — affiliate	37	—	74	—
Acquisition-related transaction and integration costs	13	7	54	11
Total operating costs and expenses	651	751	1,848	2,077
Operating Income/(Loss)	160	4	118	(80)
Other Expense
Other income, net	2	1	4	3
Interest expense	(51)	(86)	(154)	(260)
Loss on debt extinguishment	—	—	(11)	—
Total other expense	(49)	(85)	(161)	(257)
Income/(Loss) Before Income Taxes	111	(81)	(43)	(337)
Income tax expense/(benefit)	—	4	(6)	8
Net Income/(Loss)	$111	$(85)	$(37)	$(345)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In millions)	(In millions)	(In millions)	(In millions)
Net Income/(Loss)	$111	$(85)	$(37)	$(345)
Other comprehensive (loss)/gain net of reclassifications, net of tax of $0:
Unrealized loss on derivatives	(18)	(6)	(1)	(18)
Defined benefit plans	—	(7)	30	(5)
Other, net	—	—	—	1
Other comprehensive (loss)/income	(18)	(13)	29	(22)
Comprehensive income/(loss)	$93	$(98)	$(8)	$(367)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$778	$825
Funds deposited by counterparties	122	140
Restricted cash	—	18
Accounts receivable — trade	130	138
Inventory	442	430
Derivative instruments	486	596
Derivative instruments — affiliate	5	8
Cash collateral paid in support of energy risk management activities	35	148
Prepayments and other current assets	178	215
Total current assets	2,176	2,518
Property, plant and equipment, net of accumulated depreciation of $186 and $9	3,270	3,919
Other Assets
Intangible assets, net of accumulated amortization of $24 and $1	61	68
Derivative instruments	294	511
Derivative instruments — affiliate	1	1
Deferred income taxes	—	209
Other non-current assets	160	235
Total other assets	516	1,024
Total Assets	$5,962	$7,461
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$32
Accounts payable	133	189
Accounts payable — affiliate	75	6
Derivative instruments	149	237
Derivative instruments — affiliate	12	8
Deferred income taxes	—	209
Cash collateral received in support of energy risk management activities	122	140
Accrued expenses and other current liabilities	340	323
Total current liabilities	836	1,144
Other Liabilities
Long-term debt and capital leases	3,143	4,170
Derivative instruments	44	123
Derivative instruments — affiliate	1	1
Out-of-market contracts	1,021	1,077
Other non-current liabilities	521	589
Total non-current liabilities	4,730	5,960
Total Liabilities	5,566	7,104
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	475	427
Accumulated deficit	(110)	(72)
Accumulated other comprehensive income	31	2
Total Stockholder's Equity	396	357
Total Liabilities and Stockholder's Equity	$5,962	$7,461
See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
	(In millions)	(In millions)
Cash Flows from Operating Activities
Net loss	$(37)	$(345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	181	269
Amortization of financing costs and debt discount/premiums	(57)	13
Amortization of out-of-market contracts and emission allowances	(33)	(20)
Amortization of unearned equity compensation	8	15
Adjustment to loss on debt extinguishment	(28)	—
Gain on disposals and sales of assets	—	(9)
Impairment losses	—	47
Changes in derivative instruments	200	229
Excess materials and supplies inventory reserve	—	35
Lower of cost or market inventory adjustments	—	82
Advance settlement of out-of-market contract obligation	—	(20)
Potomac River settlement reversal	—	(31)
Changes in collateral deposits supporting energy risk management activities	113	15
Changes in other working capital	136	(55)
Net Cash Provided by Operating Activities	483	225
Cash Flows from Investing Activities
Net proceeds from sale of NRG Marsh Landing	175	—
Capital expenditures	(241)	(486)
Proceeds from sale of assets, net	—	14
Decrease in restricted cash, net	18	158
Purchase of emission allowances, net of proceeds	(14)	—
Net Cash Used by Investing Activities	(62)	(314)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	110	243
Payments for short and long-term debt	(578)	(8)
Net Cash (Used)/Provided by Financing Activities	(468)	235
Net (Decrease)/Increase in Cash and Cash Equivalents	(47)	146
Cash and Cash Equivalents at Beginning of Period	825	1,539
Cash and Cash Equivalents at End of Period	$778	$1,685

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In millions)	(In millions)	(In millions)	(In millions)
Operating Revenues
Operating revenues	$769	$690	$1,834	$1,861
Operating revenues — affiliate	—	158	105	193
Total operating revenues	769	848	1,939	2,054
Operating Costs and Expenses
Cost of operations	235	298	679	835
Cost of operations — affiliate	398	529	1,037	1,062
Depreciation and amortization	20	41	61	122
Selling, general and administrative	3	4	8	14
Selling, general and administrative — affiliate	18	19	57	58
Total operating costs and expenses	674	891	1,842	2,091
Operating Income/(Loss)	95	(43)	97	(37)
Other Expense
Interest expense	(16)	(18)	(49)	(54)
Interest expense — affiliate	(2)	(1)	(5)	(4)
Total other expense	(18)	(19)	(54)	(58)
Income/(Loss) Before Income Taxes	77	(62)	43	(95)
Income tax	—	—	—	—
Net Income/(Loss)	$77	$(62)	$43	$(95)

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$124	$148
Accounts receivable — trade	111	125
Note receivable — affiliate	299	198
Inventory	256	226
Derivative instruments	483	596
Derivative instruments — affiliate	60	60
Cash collateral paid in support of energy risk management activities	24	91
Prepayments and other current assets	83	61
Total current assets	1,440	1,505
Property, plant and equipment, net of accumulated depreciation of $65 and $4	1,258	1,267
Other Assets
Intangible assets, net of accumulated amortization of $23 and $1	60	66
Derivative instruments	293	511
Derivative instruments — affiliate	15	25
Other non-current assets	20	13
Total other assets	388	615
Total Assets	$3,086	$3,387
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	56	69
Accounts payable — affiliate	23	71
Derivative instruments	146	228
Derivative instruments — affiliate	107	134
Cash collateral received in support of energy risk management activities	122	140
Accrued expenses and other current liabilities	113	72
Total current liabilities	572	719
Other Liabilities
Long-term debt and capital leases	946	955
Derivative instruments	43	82
Derivative instruments — affiliate	41	51
Out-of-market contracts	535	554
Other non-current liabilities	100	101
Total non-current liabilities	1,665	1,743
Total Liabilities	2,237	2,462
Commitments and Contingencies
Member’s Equity
Member’s interest	849	925
Total Member’s Equity	849	925
Total Liabilities and Member’s Equity	$3,086	$3,387

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
	(In millions)	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$43	$(95)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	61	122
Amortization of debt premiums	(6)	—
Amortization of out-of-market contracts and emission allowances	(6)	16
Loss/gain on disposals and sales of assets	5	(1)
Changes in derivative instruments	183	175
Excess materials and supplies inventory reserve	—	6
Lower of cost or market inventory adjustments	—	45
Potomac River settlement reversal	—	(31)
Changes in collateral deposits supporting energy risk management activities	49	49
Changes in other working capital	(68)	(52)
Net Cash Provided by Operating Activities	261	234
Cash Flows from Investing Activities
Capital expenditures	(44)	(175)
Proceeds from sale of assets, net	—	1
Decrease in restricted cash, net	—	166
Increase in note receivable — affiliate	(101)	(6)
Purchase of emission allowances, net of proceeds	(14)	—
Net Cash Used by Investing Activities	(159)	(14)
Cash Flows from Financing Activities
Payments for short and long-term debt	(3)	(3)
Increase of note payable — affiliate	—	41
Capital contributions	37	—
Distributions to member	(160)	(190)
Net Cash Used by Financing Activities	(126)	(152)
Net (Decrease)/Increase in Cash and Cash Equivalents	(24)	68
Cash and Cash Equivalents at Beginning of Period	148	267
Cash and Cash Equivalents at End of Period	$124	$335

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In millions)	(In millions)	(In millions)	(In millions)
Operating Revenues
Operating revenues	$19	$(27)	$25	$108
Operating revenues — affiliate	278	228	613	621
Total operating revenues	297	201	638	729
Operating Costs and Expenses
Cost of operations	64	56	216	163
Cost of operations — affiliate	112	128	245	443
Depreciation and amortization	17	30	47	89
Selling, general and administrative — affiliate	15	15	48	45
Total operating costs and expenses	208	229	556	740
Operating Income/(Loss)	89	(28)	82	(11)
Other Expense
Interest expense	(1)	—	(1)	(1)
Interest expense — affiliate	(1)	(1)	(3)	(3)
Total other expense	(2)	(1)	(4)	(4)
Income/(Loss) Before Income Taxes	87	(29)	78	(15)
Income tax	—	—	—	—
Net Income/(Loss)	$87	$(29)	$78	$(15)

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$126	$135
Accounts receivable — trade	3	4
Inventory	157	139
Derivative instruments	306	285
Derivative instruments — affiliate	63	109
Prepayments and other current assets	101	43
Total current assets	756	715
Property, plant and equipment, net of accumulated depreciation of $50 and $4	1,097	1,110
Other Assets
Intangible assets, net	1	1
Derivative instruments	146	351
Derivative instruments — affiliate	104	104
Other non-current assets	14	—
Total other assets	265	456
Total Assets	$2,118	$2,281
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	16	16
Accounts payable — affiliate	—	2
Derivative instruments	2	3
Derivative instruments — affiliate	76	97
Cash collateral received in support of energy risk management activities	43	57
Accrued taxes and other current liabilities	42	38
Total current liabilities	184	218
Other Liabilities
Long-term debt and capital leases	6	9
Derivative instruments — affiliate	28	55
Out-of-market contracts	535	554
Other non-current liabilities	55	56
Total non-current liabilities	624	674
Total Liabilities	808	892
Commitments and Contingencies
Member’s Equity
Member’s interest	1,310	1,389
Total Member’s Equity	1,310	1,389
Total Liabilities and Member’s Equity	$2,118	$2,281

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
	(In millions)	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$78	$(15)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	47	89
Amortization of out-of-market contracts and emission allowances	(8)	14
Loss/(gain) on disposals and sales of assets	5	(1)
Changes in derivative instruments	181	162
Excess materials and supplies inventory reserve	—	4
Lower of cost or market inventory adjustments	—	45
Potomac River settlement reversal	—	(31)
Changes in collateral deposits supporting energy risk management activities	(14)	106
Changes in other working capital	(97)	(92)
Net Cash Provided by Operating Activities	192	281
Cash Flows from Investing Activities
Capital expenditures	(38)	(151)
Decrease in restricted cash, net	—	166
Net Cash (Used)/Provided by Investing Activities	(38)	15
Cash Flows from Financing Activities
Payments for short and long-term debt	(3)	(3)
Distributions to member	(160)	(190)
Net Cash Used by Financing Activities	(163)	(193)
Net (Decrease)/Increase in Cash and Cash Equivalents	(9)	103
Cash and Cash Equivalents at Beginning of Period	135	68
Cash and Cash Equivalents at End of Period	$126	$171

See accompanying notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc., a wholly-owned subsidiary of NRG, is a wholesale power generator engaged in the ownership and operation of power generation facilities, with approximately 20,242 MW of net electric generating capacity located in the U.S.
GenOn Americas Generation is a wholesale power generator with approximately 7,852 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 20,242 MW of net electric generating capacity of GenOn.
GenOn Mid-Atlantic operates and owns or leases 4,683 MW of net electric generating capacity in Maryland near Washington, D.C. GenOn Mid-Atlantic’s electric generating capacity is part of the 7,852 MW of net electric generating capacity of GenOn Americas Generation. GenOn Mid-Atlantic’s generating facilities serve the Eastern PJM markets.
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
This is a combined quarterly report of the Registrants for the quarter ended September 30, 2013. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Registrants' financial statements set forth in the 2012 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of September 30, 2013, and the results of operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2013, and 2012.
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
Reclassifications
Certain prior-year amounts have been reclassified for comparative purposes.  The reclassification did not affect results from operations.  The Registrants reclassified certain balances from cash and cash equivalents to funds deposited by counterparties, which impacted cash flows from operations in the prior year.

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
ASU 2013-02 (GenOn) - Effective January 1, 2013, the Registrants adopted the provisions of ASU No. 2013-02, Other Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU No. 2013-02, and began reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income within the notes to the financial statements if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts not required by U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures which provide additional information about the amounts. The provisions of ASU No. 2013-02 are required to be adopted prospectively. As this guidance provides only presentation requirements, the adoption of this standard did not impact GenOn's results of operations, cash flows or financial position.
Note 3 — NRG Merger (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
On December 14, 2012, NRG completed the acquisition of GenOn.  Consideration for the acquisition was valued at $2.2 billion and was comprised of 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding on the acquisition date, except for fractional shares which were paid in cash.
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
The following tables summarize the historical carrying amounts, the acquisition accounting adjustments, the preliminary acquisition-date fair value and the measurement period adjustments through September 30, 2013 to the provisional allocation for assets acquired and liabilities assumed initially recorded in 2012 due to the ongoing evaluation of initial estimates. The allocation of the purchase price may be modified up to one year from the date of acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed.
GenOn

	Historical carrying amount	Acquisition accounting adjustment	Acquisition-date fair value as reported in 2012 10-K	Measurement period adjustments	Revised acquisition-date fair value
	(In millions)
Assets
Cash	$983	$—	$983	$—	$983
Other current and non-current assets	2,049	(664)	1,385	(18)	1,367
Property, plant and equipment	6,286	(2,350)	3,936	(27)	3,909
Derivative assets	1,143	14	1,157	—	1,157
Deferred income taxes	220	—	220	—	220
Total assets	$10,681	$(3,000)	$7,681	$(45)	$7,636
Liabilities
Other current and non-current liabilities	$1,299	$13	1,312	$(7)	$1,305
Out-of-market contracts and leases	331	733	1,064	15	1,079
Derivative liabilities	414	(15)	399	—	399
Deferred income taxes	220	—	220	—	220
Long-term debt and capital leases	3,725	478	4,203	3	4,206
Total liabilities	$5,989	$1,209	$7,198	$11	$7,209
Net assets	$4,692	$(4,209)	$483	$(56)	$427

GenOn Americas Generation

	Historical carrying amount	Acquisition accounting adjustment	Acquisition-date fair value as reported in 2012 10-K	Measurement period adjustments	Revised acquisition-date fair value
	(In millions)
Assets
Cash	$171	$—	$171	$—	$171
Other current and non-current assets	1,509	(531)	978	(14)	964
Property, plant and equipment	2,875	(1,546)	1,329	(60)	1,269
Derivative assets	1,226	12	1,238	—	1,238
Total assets	$5,781	$(2,065)	$3,716	$(74)	$3,642
Liabilities
Other current and non-current liabilities	$705	$(34)	$671	$(2)	$669
Out-of-market contracts and leases	—	540	540	15	555
Derivative liabilities	539	(10)	529	—	529
Long-term debt and capital leases	862	99	961	—	961
Total liabilities	$2,106	$595	$2,701	$13	$2,714
Net assets	$3,675	$(2,660)	$1,015	$(87)	$928
GenOn Mid-Atlantic

	Historical carrying amount	Acquisition accounting adjustment	Acquisition-date fair value as reported in 2012 10-K	Measurement period adjustments	Revised acquisition-date fair value
	(In millions)
Assets
Cash	$163	$—	$163	$—	$163
Other current and non-current assets	700	(502)	198	(12)	186
Property, plant and equipment	2,399	(1,178)	1,221	(110)	1,111
Derivative assets	851	12	863	—	863
Total assets	$4,113	$(1,668)	$2,445	$(122)	$2,323
Liabilities
Other current and non-current liabilities	$198	$6	$204	—	$204
Out-of-market contracts and leases	—	540	540	15	555
Derivative liabilities	172	(10)	162	—	162
Long-term debt and capital leases	14	—	14	—	14
Total liabilities	$384	$536	$920	$15	$935
Net assets	$3,729	$(2,204)	$1,525	$(137)	$1,388
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
The estimated carrying amounts and fair values of GenOn and GenOn Americas Generation’s long-term debt, including current portion, are as follows:
GenOn

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion	$3,135	$3,066	$4,185	$4,195
GenOn Americas Generation

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion	$940	$902	$946	$953
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
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy. On July 22, 2013, concurrent with the initial public offering of NRG Yield, Inc., GenOn sold its ownership interests in NRG Marsh Landing Holdings LLC to NRG Yield LLC, which included assuming the interest rate swap liability.

	As of September 30, 2013
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$137	$631	$18	$786
Derivative liabilities:
Commodity contracts	$34	$159	$13	$206
Other assets (a)	$37	$—	$—	$37

(a)	Primarily consists of mutual funds held in rabbi trusts for non-qualified deferred compensation plans for certain former employees.

	As of December 31, 2012
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$139	$946	$31	$1,116
Derivative liabilities:
Commodity contracts	$52	$253	$14	$319
Interest rate contracts	—	50	—	50
Total liabilities	$52	$303	$14	$369
Other assets (a)	$43	$—	$—	$43

(a)	Primarily consists of mutual funds held in rabbi trusts for non-qualified deferred compensation plans for certain former employees.
There were no transfers during the three and nine months ended September 30, 2013 and 2012 between Levels 1 and 2. Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. There were no transfers in/out of Level 3 during the three and nine months ended September 30, 2013 and 2012. The following tables reconcile, for the three and nine months ended September 30, 2013 and 2012, the beginning and ending balances for derivatives that are recognized at fair value in GenOn’s consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
(In millions)	Derivatives (a)	Derivatives (a)	Derivatives (a)	Derivatives (a)
Beginning balance	$3	$(131)	$17	$(31)
Total gains/(losses) included in earnings — realized/unrealized	1	36	(15)	(64)
Purchases	1	—	3	—
Ending balance	$5	$(95)	$5	$(95)
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30	$—	$37	$1	$(99)

(a)	Consists of derivative assets and liabilities, net.

GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2013
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$151	$686	$14	$851
Derivative liabilities:
Commodity contracts	$87	$240	$10	$337

	As of December 31, 2012
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$170	$991	$31	$1,192
Derivative liabilities:
Commodity contracts	$123	$358	$14	$495
There were no transfers during the three and nine months ended September 30, 2013 and 2012 between Levels 1 and 2. Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. There were no transfers in/out of Level 3 during the three and nine months ended September 30, 2013 and 2012. The following tables reconcile, for the three and nine months ended September 30, 2013 and 2012, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
(In millions)	Derivatives (a)	Derivatives (a)	Derivatives (a)	Derivatives (a)
Beginning balance	$3	$(113)	$17	$(32)
Total gains/(losses) included in earnings — realized/unrealized	—	26	(16)	(55)
Purchases	1	—	3	—
Ending balance	$4	$(87)	$4	$(87)
(Losses)/gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30	$(1)	$27	$—	$(93)
(a)    Consists of derivative assets and liabilities, net.

GenOn Mid-Atlantic
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2013
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$82	$534	$3	$619
Derivative liabilities:
Commodity contracts	$20	$86	$—	$106

	As of December 31, 2012
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$63	$778	$8	$849
Derivative liabilities:
Commodity contracts	$16	$138	$1	$155

There were no transfers during the three and nine months ended September 30, 2013 and 2012 between Levels 1 and 2. Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. There were no transfers in/out of Level 3 during the three and nine months ended September 30, 2013 and 2012. The following tables reconcile, for the three and nine months ended September 30, 2013 and 2012, the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
(In millions)	Derivatives (a)	Derivatives (a)	Derivatives (a)	Derivatives (a)
Beginning balance	$2	$(138)	$7	$(64)
Total gains/(losses) included in earnings — realized/unrealized	—	46	(7)	(28)
Purchases	1	—	3	—
Ending balance	$3	$(92)	$3	$(92)
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30	$—	$45	$1	$(70)

(a)	Consists of derivative assets and liabilities, net.

Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of the Registrants' markets, the Registrants receive quotes from multiple sources. To the extent that the Registrants receive multiple quotes, the Registrants' prices reflect the average of the bid-ask mid-point prices obtained from all sources that the Registrants believe provide the most liquid market for the commodity. If the Registrants receive one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Registrants' derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Registrants believe such price quotes are executable. The Registrants do not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of September 30, 2013, contracts valued with prices provided by models and other valuation techniques make up 2% of GenOn's derivative assets and 6% of GenOn's derivative liabilities, 2% of GenOn Americas Generation’s derivative assets and 3% of GenOn Americas Generation's derivative liabilities and 0% of GenOn Mid-Atlantic’s derivative assets and 0% of GenOn Mid-Atlantic's derivative liabilities.
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

	As of September 30, 2013	As of December 31, 2012
	(In millions)
GenOn	$(2)	$(4)
GenOn Americas Generation	$(1)	$(4)
GenOn Mid-Atlantic	$(4)	$(4)

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
As of September 30, 2013, GenOn's counterparty credit exposure was $593 million and GenOn held collateral (cash and letters of credit) against those positions of $43 million, resulting in a net exposure of $550 million. Approximately 88% of GenOn's exposure before collateral is expected to roll off by the end of 2014. As of September 30, 2013, GenOn Americas Generation’s counterparty credit exposure was $582 million and GenOn Americas Generation held collateral (cash and letters of credit) against those positions of $43 million, resulting in a net exposure of $539 million. Approximately 88% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2014. As of September 30, 2013, GenOn Mid-Atlantic’s counterparty credit exposure was $455 million and GenOn Mid-Atlantic held collateral (cash and letters of credit) against those positions of $43 million, resulting in a net exposure of $412 million. Approximately 91% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2014. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.
GenOn

Category	Net Exposure (a) (% of Total)
Financial institutions	76%
Utilities, energy merchants, marketers and other	15%
ISOs	8%
Coal	1%
Total as of September 30, 2013	100%

Category	Net Exposure (a) (% of Total)
Investment grade	99%
Non-rated	1%
Total as of September 30, 2013	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $447 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

GenOn Americas Generation

Category	Net Exposure (a) (% of Total)
Financial institutions	78%
Utilities, energy merchants, marketers and other	13%
ISOs	8%
Coal	1%
Total as of September 30, 2013	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%
(a)    Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn Americas Generation has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $447 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Americas Generation does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
GenOn Mid-Atlantic

Category	Net Exposure (a) (% of Total)
Financial institutions	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%
(a)Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn Mid-Atlantic has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $382 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Mid-Atlantic does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

Note 5 — Accounting for Derivative Instruments and Hedging Activities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 6, Accounting for Derivative Instruments and Hedging Activities, to the Registrants' 2012 Form 10-K.
Energy-Related Commodities (GenOn)
As of September 30, 2013, GenOn had energy-related derivative financial instruments extending through 2017.
Interest Rate Swaps (GenOn)
In 2010, NRG Marsh Landing entered into interest rate protection agreements (interest rate swaps) in connection with its project financing, which have been designated as cash flow hedges. NRG Marsh Landing entered into the interest rate swaps to reduce the risk with respect to the variability of the interest rates for term loans. On July 22, 2013, concurrent with the initial public offering of NRG Yield, Inc., GenOn sold its ownership interests in NRG Marsh Landing Holdings LLC to NRG Yield LLC, which included assuming the interest rate swap liability.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of September 30, 2013 and December 31, 2012. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of September 30, 2013	As of December 31, 2012	As of September 30, 2013	As of December 31, 2012	As of September 30, 2013	As of December 31, 2012
Commodity	Units	(In millions)
Coal	Short Ton	7	5	4	4	4	4
Natural Gas	MMBtu	(163)	(194)	(119)	(150)	(119)	(150)
Power	MWh	(28)	(43)	(16)	(22)	(16)	(22)
Interest	Dollars	$—	$475	$—	$—	$—	$—
As described in Note 9, Related Party Transactions, GenOn sold NRG Marsh Landing to NRG Yield, Inc. in July of 2013 and accordingly, GenOn no longer holds any interest rate derivative instruments.
Fair Value of Derivative Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$—	$9
Interest rate contracts long-term	—	—	—	41
Total Derivatives Designated as Cash Flow Hedges	—	—	—	50
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	491	604	161	236
Commodity contracts long-term	295	512	45	83
Total Derivatives Not Designated as Cash Flow Hedges	786	1,116	206	319
Total Derivatives	$786	$1,116	$206	$369

GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$543	$656	$253	$362
Commodity contracts long-term	308	536	84	133
Total Derivatives Not Designated as Cash Flow Hedges	$851	$1,192	$337	$495
GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$369	$394	$78	$100
Commodity contracts long-term	250	455	28	55
Total Derivatives Not Designated as Cash Flow Hedges	$619	$849	$106	$155
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
September 30, 2013	(In millions)
Commodity contracts:
Derivative assets	$780	$(162)	$(194)	$424
Derivative assets - affiliate	6	(6)	—	—
Derivative liabilities	(193)	162	—	(31)
Derivative liabilities - affiliate	(13)	6	—	(7)
Total derivative instruments	$580	$—	$(194)	$386
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
September 30, 2013	(In millions)
Commodity contracts:
Derivative assets	$776	$(162)	$(194)	$420
Derivative assets - affiliate	75	(75)	—	—
Derivative liabilities	(189)	162	—	(27)
Derivative liabilities - affiliate	(148)	75	—	(73)
Total derivative instruments	$514	$—	$(194)	$320

GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
September 30, 2013	(In millions)
Commodity contracts:
Derivative assets	$452	$(2)	$(43)	$407
Derivative assets - affiliate	167	(104)	—	63
Derivative liabilities	(2)	2	—	—
Derivative liabilities - affiliate	(104)	104	—	—
Total derivative instruments	$513	$—	$(43)	$470
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2012	(In millions)
Commodity contracts:
Derivative assets	$1,107	$(260)	$(243)	$604
Derivative assets - affiliate	9	(9)	—	—
Derivative liabilities	(310)	260	1	(49)
Derivative liabilities - affiliate	(9)	9	—	—
Total commodity contracts	797	—	(242)	555
Interest rate contracts:
Derivative liabilities	(50)	—	—	(50)
Total derivative instruments	$747	$—	$(242)	$505
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2012	(In millions)
Commodity contracts:
Derivative assets	$1,107	$(260)	$(243)	$604
Derivative assets - affiliate	85	(85)	—	—
Derivative liabilities	(310)	260	1	(49)
Derivative liabilities - affiliate	(185)	85	—	(100)
Total derivative instruments	$697	$—	$(242)	$455
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2012	(In millions)
Commodity contracts:
Derivative assets	$636	$(3)	$(57)	$576
Derivative assets - affiliate	213	(152)	—	61
Derivative liabilities	(3)	3	—	—
Derivative liabilities - affiliate	(152)	152	—	—
Total derivative instruments	$694	$—	$(57)	$637

Accumulated Other Comprehensive Loss (GenOn)
The following table summarizes the effects on GenOn's accumulated OCI balance attributable to cash flow hedge derivatives:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Accumulated OCI balance, beginning of period	$18	$(46)	$1	$(34)
Recognized in OCI on interest rate derivatives	—	(8)	19	(19)
Reclassified from accumulated OCI into earnings(a)(b)	—	2	(2)	1
Reversal as part of sale to NRG Yield LLC(c)	(18)	—	(18)	—
Accumulated OCI balance, end of period	$—	$(52)	$—	$(52)

(a)	Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded in interest expense.

(b)
All of the forecasted transactions (future interest payments) were deemed probable of occurring; therefore, no cash flow hedges were discontinued and no amount was recognized in GenOn’s results of operations as a result of discontinued cash flow hedges.

(c)	The reversal of accumulated OCI as part of the sale of NRG Marsh Landing to NRG Yield LLC resulted in the recognition of additional paid in capital.
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
GenOn

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(73)	$(60)	$(270)	$(288)
Net unrealized gains/(losses) on open positions related to economic hedges	18	(125)	56	57
Total unrealized mark-to-market losses for economic hedging activities	(55)	(185)	(214)	(231)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(1)	(5)	(3)	(3)
Net unrealized (losses)/gains on open positions related to trading activity	(1)	2	1	4
Total unrealized mark-to-market (losses)/gains for trading activity	(2)	(3)	(2)	1
Total unrealized losses	$(57)	$(188)	$(216)	$(230)

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Revenue from operations — energy commodities	$(48)	$(246)	$(238)	$(205)
Cost of operations	(9)	58	22	(25)
Total impact to statements of operations	$(57)	$(188)	$(216)	$(230)

 GenOn Americas Generation

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(69)	$(48)	$(218)	$(221)
Net unrealized gains/(losses) on open positions related to economic hedges	11	(65)	37	45
Total unrealized mark-to-market losses for economic hedging activities	(58)	(113)	(181)	(176)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(1)	(5)	(3)	(3)
Net unrealized (losses)/gains on open positions related to trading activity	(1)	2	1	4
Total unrealized mark-to-market (losses)/gains for trading activity	(2)	(3)	(2)	1
Total unrealized losses	$(60)	$(116)	$(183)	$(175)

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Revenue from operations — energy commodities	$(52)	$(167)	$(205)	$(160)
Cost of operations	(8)	51	22	(15)
Total impact to statements of operations	$(60)	$(116)	$(183)	$(175)
GenOn Mid-Atlantic

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(70)	$(51)	$(220)	$(226)
Net unrealized gains/(losses) on open positions related to economic hedges	11	(39)	39	65
Total unrealized losses	$(59)	$(90)	$(181)	$(161)

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Revenue from operations — energy commodities	$(51)	$(136)	$(203)	$(135)
Cost of operations	(8)	46	22	(26)
Total impact to statements of operations	$(59)	$(90)	$(181)	$(161)
Credit Risk Related Contingent Features (GenOn and GenOn Americas Generation)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of September 30, 2013 was $27 million for GenOn and GenOn Americas Generation. The collateral required for contracts with credit rating contingent features that are in a net liability position as of September 30, 2013, was $0.4 million for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which is approximately $2 million for GenOn and GenOn Americas Generation as of September 30, 2013. At September 30, 2013, GenOn Mid-Atlantic did not have any financial instruments with credit risk related contingent features.
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
NRG Marsh Landing Credit Agreement Term Conversion
In May 2013, NRG Marsh Landing met the conditions under the credit agreement to convert the construction loan for the facility to a term loan which will amortize on a predetermined basis. Prior to term conversion, NRG Marsh Landing drew the remaining funds available under the facility in order to pay costs due for construction. NRG Marsh Landing also issued a $26 million letter of credit under the facility in support of its debt service requirements. Concurrently with the term conversion, the $80 million cash collateralized letter of credit issued by GenOn Energy Holdings on behalf of NRG Marsh Landing in support of its collateral requirements under the PPA with PG&E was returned and the related letter of credit facility was terminated. On July 22, 2013, concurrent with the initial public offering of NRG Yield, Inc., GenOn sold its ownership interests in NRG Marsh Landing Holdings LLC to NRG Yield LLC, including the NRG Marsh Landing term loan.
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
GenOn

Successor	Three months ended September 30, 2013
	East	South Central	West(a)	Corporate	Total
	(In millions)
Operating revenues	$730	$4	$50	$10	$794
Operating revenues—affiliate	(7)	13	11	—	17
Depreciation and amortization	49	1	10	—	60
Income/(loss) before income taxes	119	10	19	(37)	111
Net income/(loss)	$119	$10	$19	$(37)	$111
Total assets(a)	$5,032	$282	$357	$291	$5,962

(a)
As a result of the sale of its ownership interests in NRG Marsh Landing Holdings LLC to NRG Yield LLC in July 2013, GenOn's total assets as of September 30, 2013 exclude the assets of NRG Marsh Landing, and operating results exclude the results of NRG Marsh Landing from its sale date on July 22. See Note 9, Related Party Transactions.

Predecessor	Three months ended September 30, 2012
	East(b)	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$497	$21	$237	$—	$755
Depreciation and amortization	73	2	10	6	91
(Loss)/income before income taxes	(143)	14	146	(98)	(81)
Net (loss)/income	$(143)	$14	$146	$(102)	$(85)

(b)	Includes impairment losses of $47 million.

Successor	Nine months ended September 30, 2013
	East	South Central	West (c)	Corporate(d)	Total
	(In millions)
Operating revenues	$1,726	$4	$194	$10	$1,934
Operating revenues—affiliate	(11)	32	11	—	32
Depreciation and amortization	140	4	30	7	181
Income/(loss) before income taxes	110	2	36	(191)	(43)
Net income/(loss)	$110	$2	$36	$(185)	$(37)
(c) Excludes the operating results of NRG Marsh Landing from its sale date on July 22. See Note 9, Related Party Transactions.
(d) Includes loss on debt extinguishment of $11 million.

Predecessor	Nine months ended September 30, 2012
	East(e)	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$1,638	$29	$330	$—	$1,997
Depreciation and amortization	213	7	33	16	269
(Loss)/income before income taxes	(182)	13	117	(285)	(337)
Net (loss)/income	$(182)	$13	$117	$(293)	$(345)

(e)	Includes impairment losses of $47 million.
GenOn Americas Generation

Successor	Three months ended September 30, 2013
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$721	$—	$48	$—	$769
Operating revenues—affiliate	(67)	19	48	—	—
Depreciation and amortization	19	—	1	—	20
Income/(loss) before income taxes	83	—	—	(6)	77
Net income/(loss)	$83	$—	$—	$(6)	$77
Total assets	$2,637	$—	$162	$287	$3,086

Predecessor	Three months ended September 30, 2012
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$474	$18	$198	$—	$690
Operating revenues—affiliate	123	16	19	—	158
Depreciation and amortization	36	—	4	1	41
(Loss)/income before income taxes	(59)	11	6	(20)	(62)
Net (loss)/income	$(59)	$11	$6	$(20)	$(62)

Successor	Nine months ended September 30, 2013
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$1,695	$—	$139	$—	$1,834
Operating revenues—affiliate	67	33	5	—	105
Depreciation and amortization	57	—	4	—	61
Income/(loss) before income taxes	85	—	8	(50)	43
Net income/(loss)	$85	$—	$8	$(50)	$43

Predecessor	Nine months ended September 30, 2012
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$1,552	$24	$285	$—	$1,861
Operating revenues—affiliate	148	22	23	—	193
Depreciation and amortization	107	—	11	4	122
(Loss)/income before income taxes	(60)	16	11	(62)	(95)
Net (loss)/income	$(60)	$16	$11	$(62)	$(95)

Note 8 —  Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn
GenOn’s income tax (benefit)/expense consisted of the following:

	Successor	Predecessor	Successor	Predecessor
(In millions except otherwise noted)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income/(loss) before income taxes	111	(81)	(43)	(337)
Income tax expense/(benefit)	—	4	(6)	8
Effective tax rate	—%	(4.94)%	13.95%	(2.37)%
GenOn
For the three and nine months ended September 30, 2013 and 2012, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to a change in the valuation allowance. GenOn recorded an income tax expense or benefit which relates to changes in reserves for uncertain tax benefits for the periods presented.
Tax allocation — NRG will allocate taxes to GenOn Americas Generation and GenOn Mid-Atlantic, subsidiaries of GenOn using the pro rata method of income tax allocation as prescribed in ASC 740, Income Taxes. Electing to use the pro rata method requires presentation of a pro forma income statement for the most recent year and interim period reflecting a tax provision calculated on a separate return basis. Due to historical losses and the uncertainty surrounding the ability to generate future earnings, GenOn has recorded a full valuation allowance against its net deferred tax assets. Any change in the valuation allowance will be offset to the corresponding income tax expense or benefit. For the nine months ended September 30, 2013, GenOn recorded an income tax benefit relating to the reversal of the reserves for uncertain tax benefits. For the three and nine months ended September 30, 2012, GenOn recorded an income tax expense which related to reserves for uncertain tax benefits.
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
GenOn Americas Generation's allocated and pro forma income taxes resulting from its operations as of September 30, 2013 and December 31, 2012, are $0 as the income tax benefit and expense, respectively, relates to reserves for uncertain tax benefits attributable to its parent, GenOn.
GenOn Mid-Atlantic
GenOn Mid-Atlantic and GenOn Mid-Atlantic's subsidiaries are limited liability companies that are treated as branches of NRG Americas for income tax purposes. As a result, NRG Americas, GenOn and NRG have direct liability for the majority of the federal and state income taxes relating to GenOn Mid-Atlantic's operations. GenOn Mid-Atlantic’s allocated income taxes resulting from its operations are $0 for the three and nine months ended September 30, 2013 and 2012 as the income tax benefit and expense, respectively, relates to reserves for uncertain tax benefits which are attributable to its parent, GenOn. The pro forma income tax provision attributable to income before taxes is a tax expense of $36 million and tax benefit of $12 million during the three months ended September 30, 2013 and 2012, respectively. The pro forma income tax provision attributable to income before taxes for the nine months ended September 30, 2013 and 2012 is a tax expense of $32 million and a tax benefit of $6 million, respectively. The balance of GenOn Mid-Atlantic's pro forma deferred income taxes is a net deferred tax asset of $566 million and $598 million as of September 30, 2013 and December 31, 2012, respectively.

Note 9 — Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG (GenOn)
Subsequent to the NRG Merger, NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the Services Agreement. The initial term of the Services Agreement is through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For the three and nine months ended September 30, 2013, GenOn recorded costs related to these services of $37 million and $62 million, respectively, as selling, general and administrative — affiliate.
Administrative Services Provided by NRG for the Successor Period and Provided by GenOn Energy for the Predecessor Period
Prior to the NRG Merger, GenOn provided GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services directly relating to their facilities. GenOn Americas Generation and GenOn Mid-Atlantic reimbursed GenOn for amounts equal to the costs of providing such services. In addition, GenOn's corporate overhead costs were allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. Subsequent to the NRG Merger, NRG provides GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services consistent with those set forth in the Services Agreement discussed above between NRG and GenOn. GenOn's costs incurred under the Services Agreement with NRG are allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. These allocations and charges are not necessarily indicative of what would have been incurred had GenOn Americas Generation and GenOn Mid-Atlantic been unaffiliated entities. Management has concluded that this method of charging overhead costs is reasonable. Costs incurred by NRG and charged directly back to GenOn Americas and GenOn Mid-Atlantic are not considered to be affiliate costs for periods subsequent to the NRG Merger. Direct costs charged back to GenOn Americas Generation of $38 million for the three months ended September 30, 2012 and $117 million for the nine months ended September 30, 2012, were considered to be affiliate costs. Direct costs charged back to GenOn Mid-Atlantic of $24 million for the three months ended September 30, 2012 and $72 million for the nine months ended September 30, 2012, were considered to be affiliate costs.
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Allocated costs:
Cost of operations — affiliate	2	8	7	25
Selling, general and administrative — affiliate	18	19	57	58
Total	$20	$27	$64	$83
GenOn Mid-Atlantic

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Allocated costs:
Cost of operations — affiliate	2	2	5	8
Selling, general and administrative — affiliate	15	15	48	45
Total	$17	$17	$53	$53
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

Services Provided by GenOn Energy Management (GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Americas Generation
GenOn Energy Management, a subsidiary of GenOn, provides services to certain of GenOn's indirect operating subsidiaries through power, fuel supply and services agreements. The services include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges to reduce price risk. These transactions are recorded as operating revenues — affiliate or cost of operations — affiliate in GenOn Americas Generation's consolidated statements of operations. Amounts due from and to GenOn's indirect operating subsidiaries are recorded as accounts receivable — affiliate or accounts payables — affiliate. Substantially all energy marketing overhead expenses are allocated to GenOn's operating subsidiaries by GenOn Energy Management. For the three months ended September 30, 2013 and 2012, GenOn Americas Generation recorded a reduction to selling, general and administrative — affiliate of $2 million and $6 million, respectively, and for the nine months ended September 30, 2013 and 2012, GenOn Americas Generation recorded a reduction to selling, general and administrative — affiliate of $6 million and $18 million, respectively, related to the allocations of energy marketing overhead expenses to affiliates outside of GenOn Americas Generation.
GenOn Mid-Atlantic
GenOn Mid-Atlantic receives services from GenOn Energy Management which include the bidding and dispatch of the generating units, procurement of fuel and other products and the execution of contracts, including economic hedges, to reduce price risk. These transactions are recorded as operating revenues — affiliate or cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations. Amounts due to and from GenOn Energy Management under the power, fuel supply and services agreements are recorded as accounts payables — affiliate or accounts receivables — affiliate. Under these agreements, GenOn Energy Management resells GenOn Mid-Atlantic's energy products in the PJM spot and forward markets and to other third parties. GenOn Mid-Atlantic pays the amount received by GenOn Energy Management for such capacity and energy. GenOn Mid-Atlantic has counterparty credit risk in the event that GenOn Energy Management is unable to collect amounts owed from third parties for the resale of GenOn Mid-Atlantic's energy products. Substantially all energy marketing overhead expenses are allocated to GenOn's operating subsidiaries. For the three months ended September 30, 2013 and 2012, GenOn Mid-Atlantic incurred an insignificant amount and $1 million of energy marketing overhead expense, respectively. For the nine months ended September 30, 2013 and 2012, GenOn Mid-Atlantic incurred $1 million and $3 million of energy marketing overhead expense, respectively. These costs were included in selling, general and administrative — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.
Credit Agreement with NRG (GenOn)
In connection with the closing of the NRG Merger, GenOn and NRG Americas entered into a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit. At September 30, 2013 and December 31, 2012, letters of credit of $301 million and $261 million, respectively, were issued and outstanding under the NRG credit agreement on behalf of GenOn. At September 30, 2013 and December 31, 2012, letters of credit of $211 million and $166 million, respectively, were issued on behalf of GenOn Americas Generation. At September 30, 2013 and December 31, 2012, letters of credit of $78 million and $113 million, respectively, were issued on behalf of GenOn Mid-Atlantic. At September 30, 2013 and December 31, 2012, no loans were outstanding under this credit agreement.  In connection with the execution of the agreement, certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The credit agreement has a three year maturity and is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt. In addition, the guarantors are restricted from incurring additional liens on their assets. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate or notes payable — affiliate, as appropriate. The notes are due on demand and accrue interest on the net position, which is payable quarterly, at the short term yield of the Federated Investors Treasury Obligation Fund or such other fund designated by GenOn Energy Holdings. At September 30, 2013 and December 31, 2012, GenOn Americas Generation had a net current note receivable from GenOn Energy Holdings of $299 million and $198 million, respectively, related to its intercompany cash management program. For the three and nine months ended September 30, 2013 and 2012, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes.

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
Emission allowances purchased from GenOn Energy Management that were utilized during the three months ended September 30, 2013 and 2012 were $3 million and $7 million, respectively, and during the nine months ended September 30, 2013 and 2012 were $11 million and $14 million, respectively, and were recorded in cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.
Sale of NRG Marsh Landing Holdings LLC to NRG Yield LLC (GenOn)
On July 22, 2013, concurrent with the initial public offering of NRG Yield, Inc., GenOn sold its ownership interests in NRG Marsh Landing Holdings LLC to NRG Yield LLC for a purchase price of $199 million in cash plus the assumption of debt. The net assets of NRG Marsh Landing Holdings LLC were $168 million at the time of the sale resulting in the recognition of additional paid-in capital of $31 million.
The following table summarizes the net assets of Marsh Landing Holdings LLC sold to NRG Yield LLC:

Historical carrying amount
(In millions)
Assets
Other current and non-current assets	$52
Property, plant and equipment	666
Total assets	$718
Liabilities
Other current and non-current liabilities	$50
Long-term debt	500
Total liabilities	$550
Net assets	$168

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
Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to GenOn Energy Holdings' bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the United States District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit.  In March 2012, the U.S. Court of Appeals for the Fifth Circuit reversed the U.S. District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants.  If MC Asset Recovery succeeds in obtaining any recoveries from the Commerzbank Defendants, the Commerzbank Defendants have asserted that they will seek to file claims in GenOn Energy Holdings' bankruptcy proceedings for the amount of those recoveries.  GenOn Energy Holdings would vigorously contest the allowance of any such claims. If the Commerzbank Defendants were to receive an allowed claim as a result of a recovery by MC Asset Recovery on its claims against them, GenOn Energy Holdings would retain from the net amount recovered by MC Asset Recovery an amount equal to the dollar amount of the resulting allowed claim.

Pending Natural Gas Litigation (GenOn)
GenOn is party to five lawsuits, several of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with GenOn. In July 2011, the U.S. District Court for the District of Nevada, which is handling four of the five cases, granted the defendants’ motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit reversed the decision of the U.S. District Court for the District of Nevada. On August 26, 2013, GenOn along with the other defendants in the lawsuit filed a petition for certiorari to the U.S. Supreme Court challenging the Ninth Circuit’s decision. In September 2012, the State of Nevada Supreme Court, which is handling the remaining case, affirmed dismissal by the Eighth Judicial District Court for Clark County, Nevada of all plaintiffs’ claims against GenOn. In February 2013, the plaintiffs filed a petition for certiorari to the U.S. Supreme Court. On June 24, 2013, the U.S. Supreme Court denied the petition for certiorari, thereby ending one of the five lawsuits. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
New Source Review Matters
The EPA and various states are investigating compliance of electric generating facilities with the pre-construction permitting requirements of the CAA known as “new source review.” Since 2000, the EPA has made information requests concerning the Avon Lake, Canal, Chalk Point, Cheswick, Conemaugh, Dickerson, Elrama, Keystone, Morgantown, New Castle, Niles, Portland, Potomac River, Shawville and Titus generating facilities. The Registrants continue to correspond with the EPA regarding some of these requests. The EPA agreed to share information relating to its investigations with state environmental agencies. In January 2009, GenOn received an NOV from the EPA alleging that past work at its Shawville, Portland and Keystone generating facilities violated regulations regarding new source review. In June 2011, GenOn received an NOV from the EPA alleging that past work at the Niles and Avon Lake generating facilities violated regulations regarding new source review.
In December 2007, the NJDEP sued GenOn in the U.S. District Court for the Eastern District of Pennsylvania, alleging that new source review violations occurred at the Portland generating facility. The suit sought installation of “best available” control technologies for each pollutant, to enjoin GenOn from operating the generating facility if it is not in compliance with the CAA and civil penalties. The suit also named past owners of the plant as defendants, but the claims against the past owners were dismissed. In March 2009, the Connecticut Department of Energy and Environmental Protection became an intervening party to the suit. GenOn believes that the work listed by the EPA and the work subject to the NJDEP suit were conducted in compliance with applicable regulations. In July 2013, the court entered a Consent Decree which generally requires the cessation of coal combustion at Portland Units 1 and 2 and the payment of $1 million to benefit the environment in New Jersey and Connecticut. The entry of the Consent Decree resolved this matter.
Cheswick Class Action Complaint (GenOn)
In April 2012, a putative class action lawsuit was filed against GenOn in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents.  GenOn disputes these allegations.  Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief.  Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the plant. In July 2012, GenOn removed the lawsuit to the U.S. District Court for the Western District of Pennsylvania. In October 2012, the court granted GenOn’s motion to dismiss, which Plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. On June 25, 2013, the Third Circuit reversed the decision of the District Court. On September 3, 2013, GenOn filed a petition for rehearing with the Third Circuit which was subsequently denied on September 23, 2013. On October 15, 2013, GenOn filed a motion with the District Court seeking to stay the District Court case while it petitions for certiorari to the U.S. Supreme Court.
Cheswick Monarch Mine NOV (GenOn)
In 2008, the PADEP issued an NOV related to the Monarch mine located near the Cheswick generating facility. It has not been mined for many years. GenOn uses it for disposal of low-volume wastewater from the Cheswick generating facility and for disposal of leachate collected from ash disposal facilities. The NOV addresses the alleged requirement to maintain a minimum pumping volume from the mine. The PADEP indicated it will seek a civil penalty of approximately $200,000. GenOn contests the allegations in the NOV and has not agreed to such penalty. GenOn is currently planning capital expenditures in connection with wastewater from Cheswick and leachate from ash disposal facilities.

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
Maryland Fly Ash Facilities
NRG MD Ash Management has three fly ash facilities in Maryland: Faulkner, Westland and Brandywine. NRG MD Ash Management disposes of fly ash from the Morgantown and Chalk Point generating facilities at Brandywine. NRG MD Ash Management disposes of fly ash from the Dickerson generating facility at Westland. NRG MD Ash Management no longer disposes of fly ash at the Faulkner facility. As described below, the MDE had sued NRG MD Ash Management and GenOn Mid-Atlantic regarding Faulkner, Brandywine and Westland. The MDE also had threatened not to renew the water discharge permits for all three facilities.
Faulkner Litigation. In May 2008, the MDE sued GenOn Mid-Atlantic and NRG MD Ash Management in the Circuit Court for Charles County, Maryland alleging violations of Maryland’s water pollution laws at Faulkner. The MDE contended that the operation of Faulkner had resulted in the discharge of pollutants that exceeded Maryland’s water quality criteria and without the appropriate NPDES permit. The MDE also alleged that GenOn failed to perform certain sampling and reporting required under an applicable NPDES permit. The MDE complaint requested that the court (i) prohibit continuation of the alleged unpermitted discharges, (ii) require GenOn to cease from further disposal of any coal combustion byproducts at Faulkner and close and cap the existing disposal cells and (iii) assess civil penalties. In July 2008, GenOn filed a motion to dismiss the complaint, arguing that the discharges are permitted by a December 2000 Consent Order. In January 2011, the MDE dismissed without prejudice its complaint and informed GenOn that it intended to file a similar lawsuit in federal court. In May 2011, the MDE filed a complaint against GenOn Mid-Atlantic and NRG MD Ash Management in the U.S. District Court for the District of Maryland alleging violations at Faulkner of the Clean Water Act and Maryland’s Water Pollution Control Law. The MDE contends that (i) certain of GenOn's water discharges are not authorized by the existing permit and (ii) operation of the Faulkner facility has resulted in discharges of pollutants that violate water quality criteria. The complaint asked the court to, among other things, (i) enjoin further disposal of coal ash; (ii) enjoin discharges that are not authorized by the existing permit; (iii) require numerous technical studies; (iv) impose civil penalties and (v) award MDE attorneys’ fees. GenOn disputed these allegations.
Brandywine Litigation. In April 2010, the MDE filed a complaint against GenOn Mid-Atlantic and NRG MD Ash Management in the U.S. District Court for the District of Maryland asserting violations at Brandywine of the Clean Water Act and Maryland’s Water Pollution Control Law. The MDE contended that the operation of Brandywine has resulted in discharges of pollutants that violate Maryland’s water quality criteria. The complaint requested that the court, among other things, (i) enjoin further disposal of coal combustion waste at Brandywine, (ii) require GenOn to close and cap the existing open disposal cells within one year, (iii) impose civil penalties and (iv) award MDE attorneys’ fees. In September 2010, four environmental advocacy groups became intervening parties in the proceeding.
Westland Litigation. In January 2011, the MDE informed GenOn that it intended to sue for alleged violations at Westland of Maryland’s water pollution laws, which suit was filed in the U.S. District Court for the District of Maryland in December 2012.
Permit Renewals. In March 2011, the MDE tentatively determined to deny NRG MD Ash Management's application for the renewal of the water discharge permit for Brandywine, which could result in a significant increase in operating expenses for the Chalk Point and Morgantown generating facilities. The MDE also had indicated that it was planning to deny GenOn’s applications for the renewal of the water discharge permits for Faulkner and Westland. Denial of the renewal of the water discharge permit for the latter facility could have resulted in a significant increase in operating expenses for GenOn Mid-Atlantic's Dickerson generating facility.

Settlement. In April 2013, NRG MD Ash Management and MDE signed a Consent Decree settling the disputes at each of the three ash facilities. GenOn agreed to pay a civil penalty of $1.9 million for alleged past violations and an additional $0.6 million (for agreed prospective penalties while GenOn implements the settlement). GenOn agreed to develop a technical solution which includes installing synthetic caps on the closed cells of each of the three ash facilities, for which $47 million has been reserved, and to remediate the sites. At this time, GenOn cannot reasonably estimate the upper range of its obligations for remediating the sites because GenOn has not (i) finished assessing each site including identifying the full impacts to both ground and surface water and the impacts to the surrounding habitat; (ii) finalized with the MDE the standards to which it must remediate; and (iii) identified the technologies required, if any, to meet the yet to be determined remediation standards at each site nor the timing of the design and installation of such technologies.
Purported Class Actions related to July 22, 2012 Announcement of NRG Merger Agreement (GenOn)
GenOn was named as a defendant in eight purported class actions in Texas and Delaware, related to its announcement of its agreement for NRG to acquire all outstanding shares of GenOn. These cases were consolidated into one state court case in each of Delaware and Texas and a federal court case in Texas. The plaintiffs generally alleged breach of fiduciary duties, as well as conspiracy, aiding and abetting breaches of fiduciary duties. Plaintiffs generally sought to: be certified as a class; enjoin the merger; direct the defendants to exercise their fiduciary duties; rescind the acquisition and be awarded attorneys' fees and costs and other relief that the court deems appropriate. Plaintiffs also demanded that there be additional disclosures regarding the merger terms. On October 24, 2012, the parties to the Delaware state court case executed a Memorandum of Understanding to resolve the Delaware purported class action lawsuit. In March 2013, the parties finalized the settlement of the Delaware action. On June 3, 2013, the court approved the Delaware class action settlement thereby ending the Delaware lawsuit. The remaining Texas state and federal court cases were dismissed in July 2013 and August 2013, respectively, thereby ending these matters.
Maryland Department of the Environment v. GenOn Chalk Point and GenOn Mid-Atlantic
In January 2013, Food & Water Watch, the Patuxent Riverkeeper and the Potomac Riverkeeper (together, Citizens Group) sent GenOn Mid-Atlantic a letter alleging that the Chalk Point, Dickerson and Morgantown generating facilities were violating the terms of three National Pollution Discharge Elimination System Permits by discharging nitrogen and phosphorous in excess of the limits in each permit. On March 21, 2013, the MDE sent GenOn Mid-Atlantic a similar letter with respect to the Chalk Point and Dickerson facilities, threatening to sue within 60 days if the facilities were not brought into compliance. On June 11, 2013, the Maryland Attorney General on behalf of the MDE filed a complaint in the U.S. District Court for the District of Maryland alleging violations of the Clean Water Act and Maryland environmental laws related to water. The lawsuit seeks injunctive relief and civil penalties in excess of $100,000.
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
Texas Franchise Audit (GenOn)
During the second quarter of 2013, GenOn settled the Texas Franchise tax dispute with the state relating to years 2001 through 2007. Prior to NRG Merger, the State of Texas issued franchise tax assessments against GenOn as a result of its audit indicating an underpayment of franchise tax of $72 million (including interest and penalties through June 30, 2013 of $29 million). These assessments relate primarily to a claim by Texas that would change the sourcing of intercompany receipts thereby increasing the amount of tax due. GenOn disagreed with most of the State's assessment and its determination and had accordingly accrued a portion of the liability but had protested the entire assessment.  In June 2013, GenOn settled the matter with the State by agreeing to pay $11 million on issues arising from the audit, and reversed the remainder of the accrual. The reversal was recorded as a measurement period adjustment to the amounts recognized on the acquisition date.

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
East Region (GenOn)
RMR Agreements for Elrama and Niles — In May 2012, GenOn filed with FERC an RMR rate schedule governing operation of unit 4 of the Elrama generating facility and unit 1 of the Niles generating facility.  PJM determined that each of these units was needed past its planned deactivation date of June 1, 2012 to maintain transmission system reliability on the PJM system pending the completion of transmission upgrades.  The RMR rate schedule sets forth the terms, conditions and cost-based rates under which GenOn operated the units for reliability purposes through September 30, 2012, the date PJM indicated the units would no longer be needed for reliability.  In July 2012, FERC accepted GenOn's RMR rate schedule subject to hearing and settlement procedures.  In the settlement discussions ordered by FERC, or in any subsequent hearing, GenOn's RMR rate schedule may be modified from that which was filed.  The rates GenOn charged are subject to refund pending a ruling or settlement. GenOn filed a settlement of all outstanding issues in May 2013, which several parties are contesting. The matter is pending before FERC.

Note 12 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The Registrants are subject to a wide range of environmental regulations in the development, ownership, construction and operation of projects. These laws and regulations generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental regulations have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including greenhouse gases, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws and regulations are expected to require the addition of emissions controls or other environmental controls or to impose of certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations.
Environmental Capital Expenditures
Based on current rules, technology and plans based on proposed rules, GenOn estimates that environmental capital expenditures from 2013 through 2017 required to meet GenOn's regulatory environmental laws will be approximately $223 million for GenOn, which includes $56 million for GenOn Americas Generation. The amount for GenOn Americas Generation includes $6 million for GenOn Mid-Atlantic. These costs are primarily associated with controls to satisfy MATS at Conemaugh and NOx controls for Sayreville and Gilbert. In addition, although GenOn expects to place Shawville in long-term protective layup and reactivation remains a technical possibility, GenOn does not expect to make any further investment in environmental controls for this facility. Reactivation after a long-term protective layup would likely involve numerous new permits and substantial additional investment. The Registrants continue to explore cost effective compliance alternatives to further reduce costs.
East Region
The EPA and various states are investigating compliance of electric generating facilities with the pre-construction permitting requirements of the CAA known as NSR. In January 2009, GenOn received an NOV from the EPA alleging that past work at Keystone, Portland and Shawville generating stations violated regulations regarding NSR. In June 2011, GenOn received an NOV from the EPA alleging that past work at Avon Lake and Niles generating stations violated NSR. In December 2007, the NJDEP filed suit alleging that NSR violations occurred at the Portland generating station, which was resolved pursuant to a July 2013 Consent Decree.
In 2008, the PADEP issued an NOV related to the Monarch mine located near the Cheswick generating facility. It has not been mined for many years. GenOn uses it for disposal of low-volume wastewater from the Cheswick generating facility and for disposal of leachate collected from ash disposal facilities. The NOV addresses the alleged requirement to maintain a minimum pumping volume from the mine. The PADEP indicated it will seek a civil penalty of approximately $200,000. GenOn contests the allegations in the NOV and has not agreed to such penalty. GenOn is currently planning capital expenditures in connection with wastewater from Cheswick and leachate from ash disposal facilities.
The MDE sued GenOn Mid-Atlantic and NRG MD Ash Management for alleged violations of water pollution laws at three fly ash disposal sites in Maryland: Faulkner (2008/2011), Brandywine (2010) and Westland (2012). On April 30, 2013, the court approved the consent decree resolving these issues. NRG MD Ash Management has since discontinued use of the Faulkner disposal site and opened a new, state of the art carbon burnout facility at the Morgantown plant that allows greater beneficial reuse (as a cement substitute).
For further discussion of these matters, refer to Note 10, Commitments and Contingencies.

Item 2 — MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2013 and 2012. Also, refer to the Registrants' 2012 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
NRG Merger
On December 14, 2012, NRG completed the acquisition of GenOn.  NRG issued, as consideration for the acquisition, 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding on the acquisition date, except for fractional shares which were paid in cash. See Note 3, NRG Merger, to the Condensed Consolidated Financial Statements.
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
Predecessor and Successor Reporting
As a result of the impact of pushdown accounting, the financial statements and certain note presentations separate each of the Registrants' presentations into two distinct periods, the period before the consummation of the NRG Merger (labeled predecessor) and the period after that date (labeled successor), to indicate the application of different basis of accounting between the periods presented.
Environmental Matters
The Registrants are subject to a wide range of environmental regulations in the development, ownership, construction and operation of projects. These laws and regulations generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental regulations have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including greenhouse gases, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws and regulations are expected to require the addition of emissions controls or other environmental quality equipment or the imposition of certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations. Complying with environmental requirements involves significant capital and operating expenses. The Registrants decide to invest capital for environmental controls based on relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital. See Note 10, Commitments and Contingencies, and Note 12, Environmental Matters, to the Condensed Consolidated Financial Statements for further discussion.
East Region
RGGI — In February 2013, RGGI, Inc. released a proposed model rule that if promulgated by the nine RGGI member states, would reduce the CO2 emissions cap from 165 million tons to 91 million tons in 2014 with a 2.5% reduction each year from 2015 to 2020. Each of the RGGI member states has published a proposed rule. Each of the RGGI states may finalize these regulations later this year. If this occurs, the Registrants expect earnings at their plants in Massachusetts, New York, and particularly those in Maryland, to be negatively affected. The extent to which they would be negatively affected depends on the price of the CO2 emissions allowances, which in turn will be significantly influenced by future natural gas prices, power prices, generation resource mix, dispatch order, and any nuclear plant retirements.

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
East Region
New York
NYSPSC Order Rescinding Danskammer Retirement — On October 29, 2013, the NYSPSC took emergency action to rescind its approval for the 530 MW Danskammer facility to retire on October 30, 2013.  The NYSPSC’s stated goal was to allow the facility to return to service in order to constrain rate increases in New York.  The return to service of this facility may affect capacity prices received by NRG for its resources in the Rest-of-State capacity zone and the Lower Hudson Valley capacity zone.
PJM
Minimum Offer Price Rule, or MORP, Litigation — On April 12, 2011, FERC issued an order addressing a complaint filed by PJM Power Providers Group seeking to require PJM to address the potential adverse impacts of out-of-market generation on the PJM Reliability Pricing Model, capacity market, as well as PJM's subsequent submission seeking revisions to the capacity market design, in particular the MOPR. In its order, FERC generally strengthened the MOPR and the protections against market price distortion from out-of-market generation. On November 17, 2011, FERC largely denied rehearing of its April 12, 2011 order. Several parties have appealed FERC's decision to federal court, and those appeals have been consolidated in the Third Circuit Court of Appeals. Oral arguments were held on September 10, 2013. The outcome of this proceeding could drive future capacity prices.
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
New Jersey's Long-Term Capacity Agreement Pilot Program — In 2011, the New Jersey Board of Public Utilities, or NJBPU, awarded New Jersey Power Development LLC, a subsidiary of NRG, a Standard Offer Capacity Agreement, or SOCA, with each of the four New Jersey electric utilities with respect to the proposed Old Bridge facility as part of New Jersey's Long-Term Capacity Agreement Pilot Program.
The constitutionality of the SOCAs awarded by the NJBPU to NRG and other entities were challenged in the U.S. District Court for the District of New Jersey. On October 11, 2013, the New Jersey Federal Court held that the SOCAs violated the Supremacy Clause of the U.S. Constitution because they intruded on the authority Congress had granted to FERC under the Federal Power Act to set wholesale energy prices, which authority FERC had expressed through the PJM capacity auction. Additionally, the Court found that the SOCA poses an obstacle to FERC’s implementation of the PJM capacity auction. Based on these findings, the New Jersey Federal Court found the SOCAs to be null and void.
In a similar challenge lodged in the U.S. District Court for the District of Maryland against a comparable long-term contract issued to a generator in Maryland by the Public Service Commission of Maryland, the Maryland Court ruled on September 30, 2013, the Maryland contract violated the Supremacy Clause of the U.S. Constitution and was preempted. The Court based this holding on its finding that the compensation under the Maryland contract amounted to the PSC effectively setting the wholesale price when Congress had vested that authority in FERC, thus preempting state regulatory action to establish the wholesale price.

New England (GenOn and GenOn Americas Generation)
New England Power Generators Association, or NEPGA, Complaint — On May 17, 2013, the NEPGA filed a complaint against ISO New England, Inc., or ISO-NE, asking FERC to clarify that under ISO-NE's existing tariff, a capacity resource's inability to procure or schedule fuel when called upon is not a tariff violation or an attempt to manipulate the ISO-NE energy markets. On August 27, 2013, FERC granted the complaint after making a distinction between being unable to procure fuel or transportation and making an economic determination not to do so. FERC found that if a capacity resource cannot procure fuel or transportation when called upon, then the resource is not physically available and may be excused for non-performance. As an operator of gas fired generation facilities in New England, the Company could have been subject to sanction when gas is not available, had FERC not granted the NEPGA complaint.
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
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
GenOn
The following table provides selected financial information for GenOn:

	Successor	Predecessor		Successor	Predecessor
(In millions except otherwise noted)	Three months ended September 30, 2013	Three months ended September 30, 2012	Change %	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Change %
Operating Revenues
Energy revenue (a)	$566	$623	(9)%	$1,474	$1,411	4%
Capacity revenue (a)	273	329	(17)	682	688	(1)
Mark-to-market for economic hedging activities	(46)	(243)	81	(236)	(206)	(15)
Other revenues (b)	18	46	(61)	46	104	(56)
Total operating revenues	811	755	7	1,966	1,997	(2)
Operating Costs and Expenses
Generation cost of sales (a)	327	416	(21)	880	946	(7)
Mark-to-market for economic hedging activities	9	(58)	116	(22)	25	(188)
Contract and emissions credit amortization	(11)	(12)	8	(30)	(41)	27
Other cost of operations	186	205	(9)	628	655	(4)
Total cost of operations	511	551	(7)	1,456	1,585	(8)
Depreciation and amortization	60	91	(34)	181	269	(33)
Impairment losses	—	47	(100)	—	47	(100)
Selling, general and administrative	67	55	22	157	165	(5)
Acquisition-related transaction and integration costs	13	7	86	54	11	391
Total operating costs and expenses	651	751	(13)	1,848	2,077	(11)
Operating Income/(Loss)	160	4	N/M	118	(80)	248
Other Income/(Expense)
Other income, net	2	1	100	4	3	33
Interest expense	(51)	(86)	(41)	(154)	(260)	(41)
Loss on debt extinguishment	—	—	N/M	(11)	—	N/M
Total other expense	(49)	(85)	(42)	(161)	(257)	(37)
Income/(Loss) Before Income Taxes	111	(81)	237	(43)	(337)	87
Income tax expense/(benefit)	—	4	(100)	(6)	8	(175)
Net Income/(Loss)	$111	$(85)	231	$(37)	$(345)	89
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.58	$2.81	27%	$3.67	$2.59	42%
MWh sold (in thousands)	8,240	11,051	(25)	22,819	23,398	(2)
MWh generated (in thousands)	9,388	11,761	(20)	26,160	24,389	7

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.
N/M - Not meaningful

Generation Gross Margin

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Energy revenue	$566	$623	$1,474	$1,411
Capacity revenue	273	329	682	688
Other revenues	18	46	46	104
Generation revenue	857	998	2,202	2,203
Generation cost of sales	327	416	880	946
Generation gross margin	$530	$582	$1,322	$1,257
Generation gross margin decreased by $52 million for the three months ended September 30, 2013, compared to the same period in 2012 due to:

(In millions)
Lower gross margin due to the timing of resource adequacy contract revenues in California	$(132)
Higher gross margin due to a 46% increase in merchant capacity prices and a 16% increase in volume, primarily in PJM	86
Higher gross margin due to a 54% increase in realized energy prices offset by a 20% decrease in generation primarily resulting from increased outages and the deactivation of Contra Costa in May 2013	40
Changes in unrealized commercial optimization activities	(35)
Lower gross margin due to the expiration of RMR contracts in Western PJM	(12)
Other	1
$(52)
Generation gross margin increased by $65 million for the nine months ended September 30, 2013, compared to the same period in 2012 due to:

(In millions)
Higher gross margin due to a 28% increase in realized energy prices	$134
Lower gross margin due to the timing of resource adequacy contract revenues in California	(118)
Higher gross margin due to a 24% increase in merchant capacity prices and a 2% increase in volume, primarily in PJM.	115
Changes in unrealized commercial optimization activities and other	(63)
Higher gross margin as Marsh Landing reached commercial operations in May 2013 and was subsequently sold to NRG Yield LLC in July 2013	22
Lower gross margin due to the expiration of RMR contracts in Western PJM	(18)
Other	(7)
$65

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $264 million and $17 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(80)	$(100)	$(304)	$(392)
Net unrealized gains/(losses) on open positions related to economic hedges	34	(143)	68	186
Total mark-to-market losses in operating revenues	$(46)	$(243)	$(236)	$(206)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	7	40	34	104
Net unrealized (losses)/gains on open positions related to economic hedges	(16)	18	(12)	(129)
Total mark-to-market (losses)/gains in operating costs and expenses	$(9)	$58	$22	$(25)
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the nine months ended September 30, 2013, the loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period slightly offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period partially offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices.
For the nine months ended September 30, 2012, the loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period slightly offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts, primarily as a result of decreases in forward coal prices. The loss was partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
In accordance with ASC 815, the following table represents the results of GenOn's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn's trading activities are subject to limits within the risk management policy.

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Trading gains/(losses)
Realized	$6	$8	$8	$3
Unrealized	(2)	(3)	(2)	1
Total trading gains	$4	$5	$6	$4

Other Cost of Operations
Other cost of operations decreased by $19 million for the three months ended September 30, 2013, compared to the same period in 2012 due to:

(In millions)
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	$(14)
Decrease in other costs primarily related to timing of maintenance and outage work	(5)
$(19)
Other cost of operations decreased by $27 million for the nine months ended September 30, 2013, compared to the same period in 2012 due to:

(In millions)
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	$(41)
Decrease as prior year included inventory reserves for units already deactivated or scheduled to be deactivated	(35)
Reversal of liability in prior year for Potomac River in connection with its deactivation	31
Increase in other costs primarily related to timing of maintenance and outage work	11
Increase as prior year reflected a gain on the sale of Indian River in January 2012	7
$(27)
Depreciation and Amortization
Depreciation and amortization expense decreased by $31 million and $88 million for the three and nine months ended September 30, 2013, respectively, compared to the same period in 2012, which reflects the revaluation of the property, plant and equipment recorded in acquisition accounting in December 2012.
Impairment Losses
GenOn recorded an impairment charge of $47 million during the three and nine months ended September 30, 2012 to reduce the carrying values of Portland and Titus to their estimated fair values as a result of impairment testing performed in July 2012.
Acquisition-related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $13 million and $54 million were incurred in the three months and nine months ended September 30, 2013 as a result of the NRG Merger and consisted primarily of severance costs.
Loss on Debt Extinguishment
A loss on debt extinguishment of $11 million was recorded in the nine months ended September 30, 2013 related to the redemption of the 2014 GenOn Senior Notes and consisted of a make whole premium payment offset by the write-off of the remaining unamortized premium.

Interest Expense
Interest expense decreased by $35 million during the three months ended September 30, 2013, compared to the same period in 2012 due to:

(In millions)
Amortization of adjustments to fair value of debt	$(15)
Decrease for GenOn senior term loan	(10)
Decrease for GenOn Senior unsecured notes, due 2014	(12)
Increase for lower capitalized interest	9
Decrease for lower bank fees	(4)
Other	(3)
$(35)
Interest expense decreased by $106 million during the nine months ended September 30, 2013, compared to the same period in 2012 due to:

(In millions)
Amortization of adjustments to fair value of debt	$(60)
Decrease for GenOn senior term loan	(30)
Decrease for GenOn Senior unsecured notes, due 2014	(11)
Decrease for lower bank fees	(12)
Increase for lower capitalized interest	8
Other	(1)
$(106)

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Successor	Predecessor		Successor	Predecessor
(In millions except otherwise noted)	Three months ended September 30, 2013	Three months ended September 30, 2012	Change %	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Change %
Operating Revenues
Energy revenue (a)	$545	$589	(7)%	$1,437	$1,368	5%
Capacity revenue (a)	264	296	(11)	625	609	3
Mark-to-market for economic hedging activities	(50)	(164)	70	(203)	(161)	(26)
Other revenues (b)	10	127	(92)	80	238	(66)
Total operating revenues	769	848	(9)	1,939	2,054	(6)
Operating Costs and Expenses
Generation cost of sales (a)	534	773	(31)	1,435	1,566	(8)
Mark-to-market for economic hedging activities	8	(51)	116	(22)	15	(247)
Other cost of operations	91	105	(13)	303	316	(4)
Total cost of operations	633	827	(23)	1,716	1,897	(10)
Depreciation and amortization	20	41	(51)	61	122	(50)
Selling, general and administrative	21	23	(9)	65	72	(10)
Total operating costs and expenses	674	891	(24)	1,842	2,091	(12)
Operating Income/(Loss)	95	(43)	321	97	(37)	362
Other Expense
Interest expense	(18)	(19)	(5)	(54)	(58)	(7)
Total other expense	(18)	(19)	(5)	(54)	(58)	(7)
Income/(Loss) Before Income Taxes	77	(62)	224	43	(95)	145
Income taxes	—	—	N/M	—	—	N/M
Net Income/(Loss)	$77	$(62)	224	$43	$(95)	145
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.58	$2.81	27%	$3.67	$2.59	42%
MWh sold (in thousands)	2,784	4,346	(36)	7,382	9,346	(21)
MWh generated (in thousands)	2,867	4,459	(36)	7,554	9,481	(20)
(a)    Includes realized gains and losses from financially settled transactions.
(b)    Includes unrealized trading gains and losses.
N/M - Not meaningful

Generation Gross Margin

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Energy revenue	$545	$589	$1,437	$1,368
Capacity revenue	264	296	625	609
Other revenues	10	127	80	238
Generation revenue	819	1,012	2,142	2,215
Generation cost of sales	534	773	1,435	1,566
Generation gross margin	$285	$239	$707	$649
Generation gross margin increased by $46 million for the three months ended September 30, 2013, compared to the same period in 2012 due to:

(In millions)
Lower gross margin due to the timing of Resource Adequacy contract revenues in California	$(68)
Primarily reflects prior year trading activities and natural gas purchases that were transitioned to NRG or affiliated companies in the current year	63
Higher capacity revenues primarily due to a 69% increase in merchant capacity prices in Mid-Atlantic South and in New York slightly offset by a decrease in volume due to the deactivation of Contra Costa in May 2013	39
Higher gross margin due to a 85% increase in PJM South energy prices offset by a 36% decrease in generation resulting from the deactivation of Potomac River in October 2012 and lower generation at Morgantown, Dickerson and Chalk Point	22
Other	(10)
$46
Generation gross margin increased by $58 million for the nine months ended September 30, 2013, compared to the same period in 2012 due to:

(In millions)
Higher capacity revenues primarily due to a 40% increase in merchant capacity prices in Mid-Atlantic South and in New York slightly offset by a decrease in volume due to the deactivation of Contra Costa in May 2013	$68
Primarily reflects prior year trading activities and natural gas purchases that were transitioned to NRG or affiliated companies in the current year	39
Lower gross margin due to the timing of Resource Adequacy contract revenues in California	(31)
Lower gross margin due to a 20% decrease in generation resulting from the deactivation of Potomac River in October 2012 and lower generation at Morgantown and Chalk Point offset by a 35% increase in PJM South energy prices	(9)
Other	(9)
$58

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $55 million and decreased by $5 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(76)	$(80)	$(251)	$(310)
Net unrealized gains/(losses) on open positions related to economic hedges	26	(84)	48	149
Total mark-to-market losses in operating revenues	(50)	(164)	(203)	(161)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	7	32	33	89
Net unrealized (losses)/gains on open positions related to economic hedges	(15)	19	(11)	(104)
Total mark-to-market (losses)/gains in operating costs and expenses	$(8)	$51	$22	$(15)
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the nine months ended September 30, 2013, the loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and slightly offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period partially offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices.
For the nine months ended September 30, 2012, the loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and slightly offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The loss in operating costs and expenses from economic hedge positions was driven by decrease in the value of forward purchases of fuel contracts, primarily as a result of decreases in forward coal prices. The loss was partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
In accordance with ASC 815, the following table represents the results of GenOn Americas Generation's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn Americas Generation's trading activities are subject to limits within the risk management policy.

	Successor	Predecessors	Successor	Predecessors
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Trading gains/(losses)
Realized	$6	$8	$8	$3
Unrealized	(2)	(3)	(2)	1
Total trading gains	$4	$5	$6	$4

Other Cost of Operations
Other cost of operations decreased by $14 million for the three months ended September 30, 2013, compared to the same period in 2012 due to:

(In millions)
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	(13)
Decrease in other costs primarily related to timing of maintenance and outage work	(1)
$(14)
Other cost of operations decreased by $13 million for the nine months ended September 30, 2013, compared to the same period in 2012 due to:

(In millions)
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	(37)
Reversal of liability in prior year for Potomac River in connection with its deactivation	31
Decrease in other costs primarily related to timing of maintenance and outage work	(7)
$(13)
Depreciation and Amortization
Depreciation and amortization expense decreased by $21 million and $61 million for the three and nine months ended September 30, 2013, respectively, compared to the same period in 2012, which reflects the revaluation of the property, plant and equipment recorded in acquisition accounting in December 2012.

GenOn Mid-Atlantic
The following table provides selected financial information for GenOn Mid-Atlantic:

	Successor	Predecessor		Successor	Predecessor
(In millions except otherwise noted)	Three months ended September 30, 2013	Three months ended September 30, 2012	Change %	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Change %
Operating Revenues
Energy revenue (a)	$251	$277	(9)%	$623	$702	(11)%
Capacity revenue (a)	93	56	66	214	151	42
Mark-to-market for economic hedging activities	(51)	(136)	63	(203)	(135)	(50)
Other revenues	4	4	—	4	11	(64)
Total operating revenues	297	201	48	638	729	(12)
Operating Costs and Expenses
Generation cost of sales (a)	102	148	(31)	261	344	(24)
Mark-to-market for economic hedging activities	8	(46)	117	(22)	26	(185)
Other cost of operations	66	82	(20)	222	236	(6)
Total cost of operations	176	184	(4)	461	606	(24)
Depreciation and amortization	17	30	(43)	47	89	(47)
Selling, general and administrative	15	15	—	48	45	7
Total operating costs and expenses	208	229	(9)	556	740	(25)
Operating Income/(Loss)	89	(28)	418	82	(11)	N/M
Other Expense
Interest expense	(2)	(1)	(100)	(4)	(4)	—
Total other expense	(2)	(1)	100	(4)	(4)	—
Income/(Loss) Before Income Taxes	87	(29)	400	78	(15)	N/M
Income taxes	—	—	N/M	—	—	N/M
Net Income/(Loss)	$87	$(29)	400	$78	$(15)	N/M
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.58	$2.81	27%	$3.67	$2.59	42%
MWh sold (in thousands)	2,320	3,659	(37)	5,916	7,910	(25)
MWh generated (in thousands)	2,320	3,659	(37)	5,916	7,910	(25)
(a)    Includes realized gains and losses from financially settled transactions.
N/M - Not meaningful

Generation Gross Margin

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Energy revenue	$251	$277	$623	$702
Capacity revenue	93	56	214	151
Other revenues	4	4	4	11
Generation revenue	348	337	841	864
Generation cost of sales	102	148	261	344
Generation gross margin	$246	$189	$580	$520
Generation gross margin increased by $57 million for the three months ended September 30, 2013, compared to the same period in 2012 due to:

(In millions)
Higher capacity revenues due primarily to a 63% increase in capacity prices	$36
Higher gross margin due to an 85% increase in PJM South energy prices offset by a 37% decrease in generation resulting from the deactivation from Potomac River and lower generation at Morgantown, Dickerson and Chalk Point	22
Other	(1)
$57
Generation gross margin increased by $60 million for the nine months ended September 30, 2013, compared to the same period in 2012 due to:

(In millions)
Higher capacity revenues due primarily to a 41% increase in capacity prices	$63
Higher gross margin due to an 35% increase in PJM South energy prices offset by a 25% decrease in generation resulting from the deactivation from Potomac River and lower generation at Morgantown, Dickerson and Chalk Point	4
Other	(7)
$60
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $31 million and decreased by $20 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(77)	$(80)	$(252)	$(299)
Net unrealized gains/(losses) on open positions related to economic hedges	26	(56)	49	164
Total mark-to-market losses in operating revenues	(51)	(136)	(203)	(135)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	7	29	33	73
Net unrealized (losses)/gains on open positions related to economic hedges	(15)	17	(11)	(99)
Total mark-to-market (losses)/gains in operating costs and expenses	$(8)	$46	$22	$(26)

Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the nine months ended September 30, 2013, the loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period slightly offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period partially offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices.
For the nine months ended September 30, 2012, the loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period slightly offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The loss in operating costs and expenses from economic hedge positions was driven by decrease in the value of forward purchases of fuel contracts, primarily as a result of decreases in forward coal prices.
Other Cost of Operations
Other cost of operations decreased by $16 million for the three months ended September 30, 2013, compared to the same period in 2012 due to:

(In millions)
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	(13)
Decrease in other costs primarily related to timing of maintenance and outage work	(3)
$(16)
Other cost of operations decreased by $14 million for the nine months ended September 30, 2013, compared to the same period in 2012 due to:

(In millions)
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	$(37)
Decrease in other costs primarily related to timing of maintenance and outage work	(8)
Reversal of liability in prior year for Potomac River in connection with its deactivation	31
$(14)
Depreciation and Amortization
Depreciation and amortization expense decreased by $13 million and $42 million for the three and nine months ended September 30, 2013, respectively, compared to the same period in 2012, which reflects the revaluation of the property, plant and equipment recorded in acquisition accounting in December 2012.

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

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For a discussion of material legal proceedings in which the Registrants were involved through September 30, 2013, see Note 10, Commitments and Contingencies, to this Form 10-Q.
Item 1A — RISK FACTORS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Registrants' 2012 Form 10-K. Except as presented below, there have been no material changes in the Registrants' risk factors since those reported in its 2012 Form 10-K.
Policies at the national, regional and state levels to regulate GHG emissions, as well as climate change, could adversely impact the Registrants' results of operations, financial condition and cash flows.
The impact of further legislation or regulation of GHGs on the Registrants' financial performance will depend on a number of factors, including the level of GHG standards, the extent to which mitigation is required, the applicability of offsets, and the extent to which the Registrants would be entitled to receive CO2 emissions credits without having to purchase them in an auction or on the open market.
The Registrants operate generating units in Maryland, Massachusetts, and New York that are subject to RGGI, which is a regional cap and trade system. In February 2013, RGGI, Inc. released a model rule that if adopted by the member states would reduce the number of allowances available and potentially increase the price of each allowance. Each of these states has proposed a rule that would reduce the number of allowances, which the Registrants believe would increase the price of each allowance. If adopted, the proposed rule could adversely impact the Registrants' results of operations, financial condition and cash flows.
The California CO2 cap and trade program for electric generating units greater than 25 MW commenced in 2013. The impact on the Registrants depends on the cost of the allowances and the ability to pass these costs through to customers.
GHG emissions from power plants are regulated under various section of the Clean Air Act. In 2012, EPA proposed stringent standards for GHG emissions from certain new fossil-fueled electric generating units (simple-cycle CTs are not covered). The proposed standard is in effect until the rule is finalized or re-proposed. EPA has released a pre-publication version of its re-proposed rule for new units, which the Registrants expect will be published in the fourth quarter of 2013. The re-proposal is expected to include simple cycle CTs that exceed a certain capacity factor and is expected to create a different but still stringent standard for coal-fired units. The Company expects EPA to issue another rule that will require states to develop CO2 standards that would apply to existing fossil-fueled generating facilities at some future date. This rule could adversely impact the Registrants' results of operations, financial condition and cash flows.
Hazards customary to the power production industry include the potential for unusual weather conditions, which could affect fuel pricing and availability, the Registrants' route to market or access to customers, i.e., transmission and distribution lines, or critical plant assets. To the extent that climate change contributes to the frequency or intensity of weather related events, the Registrants' operations and planning process could be impacted.
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

Date: November 12, 2013

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

Date: November 12, 2013

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

Date: November 12, 2013