Form 10-K
period 2013-12-31
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2014-03-03
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
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

MW	Megawatts
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation.
NERC	North American Electric Reliability Corporation
NJDEP	New Jersey Department of Environmental Protection
NOL	Net Operating Loss
NOV	Notice of violation
NOx	Nitrogen oxide
NPDES	National pollutant discharge elimination system
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG GenOn LTIP	NRG 2010 Stock Plan for GenOn employees
NRG Merger	The merger completed on December 14, 2012 pursuant to the NRG Merger Agreement
NRG Merger Agreement	The agreement by and among NRG, GenOn and Plus Merger Corporation (a direct wholly-owned subsidiary of NRG) dated as of July 20, 2012
NRG Merger Exchange Ratio	The right of GenOn Energy, Inc. stockholders to receive 0.1216 shares of common stock of NRG Energy, Inc. in the NRG Merger
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
NYSPSC	New York State Public Service Commission
OCI	Other comprehensive income
PADEP	Pennsylvania Department of Environmental Protection
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PG&E	Pacific Gas & Electric

PJM	PJM Interconnection, LLC
PJM market	The wholesale and retail electric market operated by PJM primarily in all or parts of Delaware, the District of Columbia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia
Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection on January 3, 2006
PPA	Power Purchase Agreement
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	GenOn REMA, LLC and its subsidiaries, which include three generating facilities under operating leases
Repowering
Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, not only to achieve a substantial emission reduction, but also to increase facility capacity, and improve system efficiency

RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RRI Energy	RRI Energy, Inc.
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SO2	Sulfur dioxide
U.S.	United States of America
U.S. GAAP	U.S. Generally accepted accounting principles
VIE	Variable Interest Entity

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
The following table summarizes GenOn's generation portfolio as of December 31, 2013, by operating segment.

	(In MW)
Generation Type	East	South Central	West	Total
Natural gas	6,389	1,198	4,435	12,022
Coal	5,898	—	—	5,898
Oil	2,077	—	—	2,077
Total generation capacity	14,364	1,198	4,435	19,997
The following table summarizes GenOn Americas Generation's generation portfolio as of December 31, 2013, by operating segment.

	(In MW)
Generation Type	East	West	Total
Natural gas	2,938	1,029	3,967
Coal	2,433	—	2,433
Oil	1,452	—	1,452
Total generation capacity	6,823	1,029	7,852
The following table summarizes GenOn Mid-Atlantic's generation portfolio as of December 31, 2013.

(In MW)
Generation Type	East
Natural gas	2,433
Coal	1,942
Oil	308
Total generation capacity	4,683

NRG Merger
On December 14, 2012, NRG completed the acquisition of GenOn.  NRG issued, as consideration for the acquisition, 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding on the acquisition date, except for fractional shares which were paid in cash. See Item 15 — Note 3, NRG Merger and Dispositions, to the Consolidated Financial Statements for additional discussion.
The NRG Merger was accounted for by NRG using acquisition accounting and through the application of “push-down” accounting, the purchase price paid by NRG was allocated to the Registrants' assets, liabilities and equity as of the acquisition date. Accordingly, the successor financial statements reflect a new basis of accounting and predecessor and successor period financial results are presented, but not comparable.
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
Many of the Registrants’ generation assets are located within densely populated areas, which tend to have more robust wholesale pricing as a result of relatively favorable local supply-demand balance. The Registrants have generation assets located in or near the New York City, Washington, D.C., Baltimore, Pittsburgh, Los Angeles and San Francisco metropolitan areas and New Jersey. These facilities are often ideally situated for repowering or the addition of new capacity, because their location and existing infrastructure provide significant advantages over undeveloped sites.
New and On-going Company Initiatives
Operational Improvement Activities
The Registrants announced their intention to continue operations at the Avon Lake and New Castle facilities, which are currently in operation and had been scheduled for deactivation in April 2015. The Registrants intend to add natural gas capabilities at these facilities, with such capabilities expected to be completed by the summer of 2016.

Coal Operations
The following table summarizes GenOn's U.S. Coal capacity and the corresponding revenues and average natural gas prices and positions resulting from Coal hedge agreements extending beyond December 31, 2013, and through 2018 for the East region:

East	2014	2015	2016	2017	2018	Annual Average for 2014-2018
	(Dollars in millions unless otherwise stated)
Net Coal Capacity (MW) (a)	5,806	5,317	4,526	4,086	4,086	4,764
Forecasted Coal Capacity (MW) (b)	2,898	2,074	1,577	1,496	1,525	1,914
Total Coal Sales (MW) (c)	2,378	852	433	368	—	806
Percentage Coal Capacity Sold Forward (d)	82%	41%	27%	25%	—%	42%
Total Forward Hedged Revenues (e)	$1,247	$434	$235	$166	$—
Weighted Average Hedged Price ($ per MWh) (e)	$59.88	$58.17	$62.00	$51.27	$—
Average Equivalent Natural Gas Price ($ per MMBtu)	$5.73	$5.29	$5.46	$4.54	$—
Gas Price Sensitivity Up $0.50/MMBtu on Coal Units	$81	$100	$84	$88	$104
Gas Price Sensitivity Down $0.50/MMBtu on Coal Units	$(38)	$(59)	$(48)	$(48)	$(65)
Heat Rate Sensitivity Up 1 MMBtu/MWh on Coal Units	$72	$113	$88	$89	$90
Heat Rate Sensitivity Down 1 MMBtu/MWh on Coal Units	$(33)	$(77)	$(61)	$(59)	$(58)

(a)
Net Coal capacity represents nominal summer net MW capacity of power generated as adjusted for the Company's ownership position excluding capacity from inactive/mothballed units, see Item 2 - Properties for units scheduled to be deactivated.

(b)
Forecasted generation dispatch output (MWh) based on forward price curves as of December 31, 2013, which is then divided by number of hours in a given year to arrive at MW capacity. The dispatch takes into account planned and unplanned outage assumptions.

(c)
Includes amounts under power sales contracts and natural gas hedges. The forward natural gas quantities are reflected in equivalent MWh based on forward market implied heat rate as of December 31, 2013, and then combined with power sales to arrive at equivalent MWh hedged which is then divided by number of hours in given year to arrive at MW hedged. The Coal Sales include swaps and delta of options sold which is subject to change. For detailed information on the Company's hedging methodology through use of derivative instruments, see discussion in Item 15 - Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements.

(d)	Percentage hedged is based on total Coal sales as described in (c) above divided by the forecasted Coal capacity.

(e)	Represents all U.S. Coal sales, including energy revenue and demand charges, excluding revenues derived from capacity auctions.
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
East Region
New York
Demand Curve Reset — On November 29, 2013, the NYISO filed at FERC its triennial adjustment of its capacity market parameters for the 2014-2017 periods. The NYISO installed capacity requirement is determined by an administratively-set demand curve reflecting, among other things, the estimated net cost of new entry, or CONE, or a proxy generating unit. In its filing, the NYISO proposes to utilize a frame unit, without selective catalytic reduction, or SCR, for the Rest of State region, and a Frame unit with a SCR for Lower Hudson Valley, New York City and Long Island zones as its proxy generating unit. The use of this proxy unit is expected to decrease capacity prices in the New York City and Lower Hudson Valley zones. FERC accepted the filing on January 28, 2014, with a May 1, 2014 effective date for the new demand curves. The Registrants filed for rehearing on certain aspects of FERC’s rules.

NYSPSC Order Rescinding Danskammer Retirement — On October 29, 2013, the NYSPSC took emergency action to rescind its approval for the 530 MW Danskammer facility to retire on October 30, 2013.  The NYSPSC’s stated goal was to allow the facility to return to service in order to constrain rate increases in New York. The NYPSC approved the emergency Order and granted an extension until March 17, 2014 for Helios Capital LLC to file its plan to operate or retire the unit.  The return to service of this facility may affect capacity prices received by the Registrants for their resource in the Lower Hudson Valley capacity zone.
Independent Power Producers of New York Complaint — On May 10, 2013, generators in New York filed a complaint at FERC against the NYISO. The generators asked FERC to direct the NYISO to require that capacity from existing generation resources that would have exited the market but for out-of-market payments under RMR type agreements be excluded from the capacity market altogether or be offered at levels no lower than the resources' going-forward costs. The generators point to the recent reliability services agreements entered into between the NYSPSC and generators, including Dunkirk Power, and seek to prevent below-cost offers from artificially suppressing prices in the New York Control Area Installed Capacity Spot Market Auction. A number of New York Transmission Owners protested the filing and the case is pending.
PJM
Maryland Environmental Regulations — MDE has announced that it intends to promulgate more stringent regulations regarding NOx emissions, which could negatively affect some of the Company's coal units in Maryland. Accordingly, on November 29, 2013, NRG submitted a notice of deactivation to retire Chalk Point Units 1 and 2 and Dickerson Units 1, 2, and 3 on May 31, 2017.  The deactivation is based on draft environmental regulations that, if adopted, could require uneconomic capital investment and render the units uneconomic to operate going forward.
Import Limits — On November 29, 2013, PJM filed at FERC to add a limit on the amount of capacity from external resources that PJM can reliably import into the PJM Region. If approved by FERC, the capacity import limit may decrease the amount of capacity imports allowed into PJM, as compared to recent auctions. The Registrants support this filing, which is still pending at FERC. The outcome of this proceeding could have a material impact on future PJM capacity prices.
Limited Demand Response Caps & Demand Response Operability Filings — On November 29, 2013, PJM proposed at FERC changes to the way in which it procures demand response resources, including placing a ceiling, or hard cap, on the amount of limited and extended summer demand response resources that can clear the auction, but are available for only part of the delivery year. The PJM proposal also removes the de facto ceiling on the amount of annual demand response resources procured in the auction, which are resources required to participate in the PJM markets on a year-round basis. The intent of these changes is to drive price separation between the three demand response products, and ensure that the annual product receives the highest payment from the market. The Registrants supported the filing at FERC and the matter is still pending rehearing. The eventual outcome of this proceeding could have a material impact on future PJM capacity prices.
Additionally, on December 24, 2013, PJM filed at FERC to implement changes governing demand response resources’ participation in the PJM capacity market in an attempt to enhance the operational flexibility of demand response resources during the operating day.  The host of changes proposed by PJM included proposals to require most demand response resources to respond in 30 minutes and reduce the minimum call time from two hours to one hour. Approval of these changes would likely limit the amount of demand response resources eligible to participate in the PJM capacity market. The Registrants filed a limited protest that, among other things, sought clarification on the exemptions offered to the 30 minute notification time and challenging the exemption offered to behind-the-meter generation. The matter is pending at FERC and again the outcome of this proceeding could have a material impact on future PJM capacity prices.
MOPR Litigation — On April 12, 2011, FERC issued an order addressing a complaint filed by PJM Power Providers Group seeking to require PJM to address the potential adverse impacts of out-of-market generation on the PJM Reliability Pricing Model, capacity market, as well as PJM's subsequent submission seeking revisions to the capacity market design, in particular the MOPR. In its order, FERC generally strengthened the MOPR and the protections against market price distortion from out-of-market generation. On November 17, 2011, FERC largely denied rehearing of its April 12, 2011 order. Several parties have appealed FERC's decision to federal court, and those appeals have been consolidated in the Third Circuit Court of Appeals. Oral arguments were held on September 10, 2013. The outcome of this proceeding could also have a material impact on the future PJM capacity prices.

MOPR Revisions — On December 7, 2012, PJM filed comprehensive revisions to its MOPR rules at FERC. On May 2, 2013, FERC accepted PJM's proposal in part and rejected it in part. Among other things, FERC approved the portions of the PJM proposal that exempt many new entrants from MOPR rules, including projects proposed by merchant generators, public power entities and certain self-supply entities. This exemption is subject to certain conditions designed to limit the financial incentive of such entities to suppress market prices. However, FERC rejected PJM's proposal to eliminate the unit specific review process, and instead directed PJM to continue allowing units to demonstrate their actual costs and revenues and bid into the auction at that price. On June 3, 2013, NRG filed a request for rehearing of the FERC order and subsequently protested the manner in which PJM proposed to implement the FERC order. These challenges are both pending.
New Jersey and Maryland's Generator Contracting Programs — In 2011, the New Jersey Board of Public Utilities, or NJBPU, awarded three Standard Offer Capacity Agreements, or SOCAs as part of New Jersey's Long-Term Capacity Agreement Pilot Program. The stated goal of the program was to encourage the construction of new generation capacity in New Jersey. One of the SOCAs was awarded to an NRG affiliate, which has since been terminated. In late 2011, the MD PSC awarded a similar contract to another generation developer.
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
In a similar challenge lodged in the U.S. District Court for the District of Maryland against the Maryland contract, the Maryland Court ruled on September 30, 2013, the Maryland contract violated the Supremacy Clause of the U.S. Constitution and was preempted. The Court based this holding on its finding that the compensation under the Maryland contract amounted to the MD PSC effectively setting the wholesale price when Congress had vested that authority in FERC, thus preempting state regulatory action to establish the wholesale price.
Both the New Jersey and Maryland decisions have been appealed to the United States Court of Appeals for the Third Circuit and the United States Court of Appeals for the Fourth Circuit, respectively. On January 24, 2014, NRG filed an amicus brief in the Third Circuit case in support of the petitioners and challenging the District Court holdings that the contracts violated the U.S. Constitution. On February 11, 2014, NRG filed a similar amicus brief in the Fourth Circuit.
New England (GenOn and GenOn Americas Generation)
Performance Incentive Proposal — On January 17, 2014, ISO-NE filed at FERC to fundamentally revamp its forward capacity market, or FCM, by making a resource’s forward capacity market compensation dependent on resource output during short intervals of operating reserve scarcity. The ISO-NE proposal would replace the existing shortage event penalty structure with a new performance incentive, or PI, mechanism, resulting in capacity payments to resources that would be the combination of two components: (1) a base capacity payment and (2) a performance payment or charge. The performance payment or charge would be entirely dependent upon the resource’s delivery of energy or operating reserves during scarcity conditions, and could be larger than the base payment.
NEPOOL, the ISO-NE stakeholder group, filed an alternative proposal to ISO-NE’s PI proposal at FERC, under which the market rules would be revised to maintain the FCM capacity product as a tool to ensure resource adequacy, and would place real-time performance incentive-related improvements directly into the energy and reserve markets. The Company supports the NEPOOL alternative. The matter is pending at FERC.
FCM Rules for 2014 Forward Capacity Auction — On January 24, 2014, FERC accepted ISO-NE’s proposal to revamp its Insufficient Supply and Insufficient Competition rules, which resulted in a declaration of the Insufficient Competition condition and a $7.025/kW-month price to all existing resources. Rehearing of the order remains pending.
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

Environmental Matters
The Registrants are subject to a wide range of environmental regulations in the development, ownership, construction and operation of projects. These laws and regulations generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. Environmental regulations have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including greenhouse gases, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws and regulations are expected to require the addition of emissions controls or other environmental quality equipment or the imposition of certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations. Complying with environmental requirements involves significant capital and operating expenses. The Registrants decide to invest capital for environmental controls based on the relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital.
See Item 15- Note 19, Regulatory Matters, Note 20, Environmental Matters, and Note 21, Guarantees, to the Consolidated Financial Statements.
Environmental Capital Expenditures
Based on current rules, technology and plans based on proposed rules, GenOn estimates that environmental capital expenditures from 2014 through 2018 required to meet GenOn's regulatory environmental laws will be approximately $120 million for GenOn, which includes $12 million for GenOn Americas Generation, which was adjusted for the sale of Kendall on January 31, 2014. The estimate for GenOn Americas Generation includes $6 million for GenOn Mid-Atlantic. These costs are primarily associated with controls to satisfy MATS at Conemaugh and NOx controls for Sayreville and Gilbert. In addition, although GenOn expects to place Shawville in long-term protective layup and reactivation remains a technical possibility, GenOn does not expect to make any further investment in environmental controls for this facility. Reactivation after a long-term protective layup would likely involve numerous new permits and substantial additional investment. The Registrants continue to explore cost effective compliance alternatives to further reduce costs.
See Item 15- Note 8, Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities, to the Consolidated Financial Statements.
East Region
RGGI — In 2013, each of the RGGI member states finalized a rule that collectively reduced the CO2 emissions cap from 165 million tons to 91 million tons in 2014 with a 2.5% reduction each year from 2015 to 2020. The Registrants expect earnings at their plants in Massachusetts, New York, and particularly those in Maryland, to be negatively affected. The extent to which they would be negatively affected depends on the price of the CO2 emissions allowances, which in turn will be significantly influenced by future natural gas prices, power prices, generation resource mix, dispatch order, and any nuclear plant retirements.
Employees
As of December 31, 2013, GenOn had 2,255 employees of which 675 employees were part of GenOn Americas Generation and 464 employees were part of GenOn Mid-Atlantic, approximately 54.6%, 67.5% and 70.0%, respectively, of whom were covered by bargaining agreements. During 2013, the Registrants did not experience any labor stoppages or labor disputes at any of their facilities.
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

Item 1A — Risk Factors
The Registrants are subject to the following factors that could have a material adverse effect on their future performance, results of operations, financial condition and cash flows. In addition, such factors could affect their ability to service indebtedness and other obligations, to raise capital and could affect their future growth opportunities. Also, see Cautionary Statement Regarding Forward-Looking Information and Item 7 — Management's Narrative Analysis of the Results of Operations and Financial Condition of this Form 10-K.
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
The interests of NRG as GenOn's equity holder may conflict with the interests of holders of debt.
GenOn is owned and controlled by NRG. The interests of NRG may not in all cases be aligned with the interests of the holders of GenOn's debt or the debt and lease obligations of GenOn's subsidiaries. If GenOn encounters financial difficulties or becomes unable to pay its debts as they mature, NRG does not have any liability for any obligations under the GenOn notes or the notes and lease obligations of the GenOn subsidiaries. In addition, NRG may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to GenOn's business or the holders of GenOn's and its subsidiaries' debt. Furthermore, NRG may own businesses that directly or indirectly compete with GenOn. NRG also may pursue acquisition opportunities that may be complementary to NRG's business, and as a result, those acquisition opportunities may not be available to GenOn.
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
Changes in the wholesale energy markets or in the Registrants generating facility operations could result in impairments or other charges.
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
        Most of the Registrants' fuel contracts are at fixed prices with terms of two years or less. Although the Registrants purchase coal and oil based on expected requirements, they still face the risks of fuel price volatility if they require more or less fuel than expected.

        The Registrants' cost of fuel may not reflect changes in energy and fuel prices in part because they must pre-purchase inventories of coal and oil for reliability and dispatch requirements, and thus the price of fuel may have been determined at an earlier date than the price of energy generated from the fuel. Similarly, the price the Registrants can obtain from the sale of energy may not rise at the same rate, or may not rise at all, to match a rise in fuel costs.
The Registrants are exposed to the risk of their fuel providers and fuel transportation providers failing to perform.
        The Registrants purchase most of their coal from a limited number of suppliers. Because of a variety of operational issues, the Registrants' coal suppliers may not provide the contractual quantities on the dates specified within the agreements, or the deliveries may be carried over to future periods. Also, interruptions to planned or contracted deliveries to the Registrants' generating facilities can result from a lack of, or constraints in, coal transportation because of rail, river or road system disruptions, adverse weather conditions and other factors.
        If the Registrants' coal suppliers do not perform in accordance with the agreements, the Registrants may have to procure higher priced coal in the market to meet their needs, or higher priced power in the market to meet their obligations. In addition, generally the Registrants coal suppliers do not have investment grade credit ratings nor do they post collateral with the Registrants and, accordingly, the Registrants may have limited ability to collect damages in the event of default by such suppliers.
        For the Registrants' oil-fired generating facilities, the Registrants typically purchase fuel from a limited number of suppliers. If the Registrants' oil suppliers do not perform in accordance with the agreements, the Registrants may have to procure higher priced oil in the market to meet their needs, or higher priced power in the market to meet their obligations. For the Registrants' gas-fired generating facilities, any curtailments or interruptions on transporting pipelines could result in curtailment of operations or increased fuel supply costs.
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
• releases of pollutants to air, soil, surface water or groundwater;
• ability to transport and dispose of coal ash at reasonable prices;
• curtailments or other interruptions in natural gas supply;
• shortages of equipment or spare parts;
• labor disputes, including strikes, work stoppages and slowdowns;
• the aging workforce at many of the Registrants' facilities;
•operator errors;
•curtailment of operations because of transmission constraints;
•failures in the electricity transmission system, which may cause large energy blackouts;
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
        As of December 31, 2013, GenOn's generating capacity is 57% in PJM, 25% in CAISO, 10% in NYISO and ISO-NE, 6% in the Southeast and 2% in MISO, and GenOn Americas Generation's generating capacity is 53% in PJM, 23% in CAISO and 24% in NYISO and ISO-NE. As of December 31, 2013, all of GenOn Mid-Atlantic's generating capacity is in PJM. Approximately 78% of GenOn's gross margin during 2013 was attributable to the East operating segment. Adverse developments in these regions, especially in the PJM market, may adversely affect the Registrants. Further, the effect of such adverse regional developments may be greater on the Registrants than on more geographically diversified competitors.
The Registrants are exposed to possible losses that may occur from the failure of a counterparty to perform according to the terms of a contractual arrangement, particularly in connection with GenOn Mid-Atlantic's non-collateralized power hedges with financial institutions.
        Non-collateralized power hedges with financial institutions represent 24% of the net notional power position for GenOn, 35% of the net notional power position for GenOn Americas Generation and 35% of the net notional power position for GenOn Mid-Atlantic at December 31, 2013. Such hedges are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties, and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. Deterioration in the financial condition of such counterparties could result in their failure to pay amounts owed to GenOn Mid-Atlantic or to perform obligations or services owed to GenOn Mid-Atlantic beyond collateral posted.
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
The Registrants operate generating units in Maryland, Massachusetts, and New York that are subject to RGGI, which is a regional cap and trade system. In February 2013, RGGI, Inc. released a model rule that when adopted by the member states will reduce the number of allowances available and potentially increase the price of each allowance. Each of these states has finalized a rule that reduces the number of allowances, which the Registrants believe would increase the price of each allowance. These new rules could adversely impact the Registrants' results of operations, financial condition and cash flows.
The California CO2 cap and trade program for electric generating units greater than 25 MW commenced in 2013. The impact on the Registrants depends on the cost of the allowances and the ability to pass these costs through to customers.
GHG emissions from power plants are regulated under various section of the Clean Air Act. In 2012, EPA proposed stringent standards for GHG emissions from certain new fossil-fueled electric generating units (simple-cycle CTs are not covered). The proposed standard is in effect until the rule is finalized or re-proposed. EPA has released a pre-publication version of its re-proposed rule for new units, which the Registrants expect will be published in the first quarter of 2014. The re-proposal is expected to include simple cycle CTs that exceed a certain capacity factor and is expected to create a different but still stringent standard for coal-fired units. EPA intends to issue another rule in 2014 that will require states to develop CO2 standards that would apply to existing fossil-fueled generating facilities. This rule could adversely impact the Registrants' results of operations, financial condition and cash flows.
Hazards customary to the power production industry include the potential for unusual weather conditions, which could affect fuel pricing and availability, the Registrants' route to market or access to customers, i.e., transmission and distribution lines, or critical plant assets. To the extent that climate change contributes to the frequency or intensity of weather related events, the Registrants' operations and planning process could be affected.
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
        A sustained downturn in general economic conditions, including low power and commodity prices, could result in an actual or perceived weakness in the Registrants' overall financial health.
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
The Registrants continuously monitors the ongoing efforts of the CFTC to implement the Dodd-Frank Act and to otherwise revise the rules and regulations applicable to the futures and over-the-counter derivatives markets. The CFTC’s remaining efforts in this regard concern, among other things, the implementation of the Volcker rule and of other new rules relating to margin collateral and position limits for futures and other derivatives.  Such changes could negatively impact the Registrants’ ability to hedge their portfolio in an efficient, cost-effective manner by, among other things, potentially limiting the Registrants’ ability to utilize liens as collateral for derivatives transactions and decreasing liquidity in the forward commodity and derivatives markets.  The Registrants expects that, in 2014, the CFTC will further clarify the scope of the Dodd-Frank Act and issue additional final rules.

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
        Derivatives from the Registrants' hedging and GenOn Americas Generation's fuel oil management activities are recorded on the balance sheets at fair value pursuant to the accounting guidance for derivative financial instruments. None of the Registrants' derivatives that are recorded at fair value are designated as hedges under this guidance, and changes in their fair values currently are recognized in earnings as unrealized gains or losses. As a result, the Registrants' U.S. GAAP financial results-including gross margin, operating income and balance sheet ratios-will, at times, be volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices.

Risks Related to Governmental Regulation and Laws
The Registrants costs of compliance with environmental laws are significant and can affect their future operations and financial results.
        The Registrants are subject to extensive and evolving environmental laws, particularly in regard to their coal-fired facilities. Environmental laws, particularly with respect to air emissions, disposal of ash, wastewater discharge and cooling water systems, are generally becoming more stringent, which may require the Registrants to install controls or restrict their operations. Failure to comply with environmental requirements could require the Registrants to shut down or reduce production at their facilities or create liabilities. The Registrants incur significant costs in complying with these regulations and, if they fail to comply, could incur significant penalties. The Registrants' cost estimates for environmental compliance are based on existing regulations or their view of reasonably likely regulations, and their assessment of the costs of labor and materials and the state of evolving technologies. The Registrants' decision to make these investments is often subject to future market conditions. Changes to the preceding factors, new or revised environmental regulations, litigation and new legislation and/or regulations, as well as other factors, could cause their actual costs to vary outside the range of their estimates, further constrain their operations, increase their environmental compliance costs and/or make it uneconomical to operate some of their facilities.
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
        Certain environmental laws, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws, impose strict and, in many circumstances, joint and several liability for costs of remediating contamination. Some of the Registrants' facilities have areas with known soil and/or groundwater contamination. The Registrants could be required to spend significant sums to remediate contamination, regardless of whether they caused such contamination, (a) if there are releases or discoveries of hazardous substances at their generating facilities, at disposal sites they currently use or have used, or at other locations for which they may be liable, or (b) if parties contractually responsible to them for contamination fail to or are unable to respond when claims or obligations regarding such contamination arise.
Under current and forecasted market conditions, capital expenditures required by GenOn's permit for the Shawville facility are not economic.
        GenOn's NPDES permit requires installation of cooling towers or reduction in plant operation by July 2015 at its leased Shawville facility. Accordingly, GenOn plans to place the coal-fired units at the Shawville facility, which is leased, in a long-term protective layup in April 2015. Under the lease agreement for Shawville, GenOn's obligations generally are to pay the required rent and to maintain the leased assets in accordance with the lease documentation, including in compliance with prudent competitive electric generating industry practice and applicable laws. GenOn will continue to evaluate its options under the lease, including termination of the lease for economic obsolescence and/or keeping the facility in long-term protective layup during the term of the lease. In the event of an early termination, GenOn would seek a termination for obsolescence under the lease agreement and could be required to make a termination payment equal to the difference between the termination value and the proceeds received in connection with the sale of the facility to a third-party, together with such other amounts, if any, required under the lease. At December 31, 2013, the total notional minimum lease payments for the remaining terms of the lease aggregated $184 million and the termination value for the lease was $221 million.

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
At December 31, 2013, GenOn's consolidated indebtedness was $3.1 billion, GenOn Americas Generation's consolidated indebtedness was $948 million and GenOn Mid-Atlantic's consolidated indebtedness was $10 million. In addition, the present values of lease payments under the respective GenOn Mid-Atlantic and REMA operating leases were approximately $1.1 billion and $592 million, respectively (assuming a 10% and 9% discount rate, respectively) and the termination values of the respective GenOn Mid-Atlantic and REMA operating leases were $1.2 billion and $698 million, respectively.
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
        GenOn and certain of its subsidiaries, including GenOn Americas Generation and GenOn Americas, are holding companies and, as a result, are dependent upon dividends, distributions and other payments from their operating subsidiaries to generate the funds necessary to meet their obligations. In particular, a substantial portion of the cash from their operations is generated by GenOn Mid-Atlantic. The ability of certain of their subsidiaries to pay dividends and make distributions is restricted under the terms of their debt or other agreements, including the operating leases of GenOn Mid-Atlantic and REMA. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the respective operating leases or if the respective restricted payment tests are not satisfied, GenOn Mid-Atlantic and REMA would not be able to distribute cash. At December 31, 2013, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments test.
Each of GenOn and GenOn Americas Generation may be unable to generate sufficient cash to service their debt and leases and to post required amounts of cash collateral necessary to hedge economically market risk.
        The ability of each of GenOn or GenOn Americas Generation to pay principal and interest on their debt and the rent on their leases depends on their future operating performance. If their cash flows and capital resources are insufficient to allow them to make scheduled payments on their debt, GenOn or GenOn Americas Generation may have to reduce or delay capital expenditures, sell assets, restructure or refinance. There can be no assurance that the terms of their debt or leases will allow these alternative measures, that the financial markets will be available to them on acceptable terms or that such measures would satisfy their scheduled debt service and lease rent obligations. If either GenOn or GenOn Americas Generation do not comply with the payment and other material covenants under their debt and lease agreements, they could default under their debt or leases.

        Their asset management activities may require them to post collateral either in the form of cash or letters of credit. At December 31, 2013, GenOn and GenOn Americas Generation had posted no cash collateral. At December 31, 2013, GenOn had no of letters of credit issued under the NRG credit agreement to support its asset management activities, trading activities, rent reserve requirements and other commercial arrangements. Although the Registrants seek to structure transactions in a way that reduces their potential liquidity needs for collateral, they may be unable to execute their hedging strategy successfully if they are unable to post the amount of collateral required to enter into and support hedging contracts.
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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Listed below are descriptions of Registrants’ interests in facilities, operations and/or projects owned or leased as of December 31, 2013. The MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Registrants’ ownership position excluding capacity from inactive/mothballed units as of December 31, 2013. The following table summarizes the Registrants' power production and cogeneration facilities by region:

Name and Location of Facility	Power Market	% Owned		Net Generation Capacity (MW) (a)	Primary Fuel-type
East Region:
Chalk Point, Aquasco, MD (b)	PJM	100.00		667	Coal
Chalk Point, Aquasco, MD	PJM	100.00		1,690	Natural Gas
Dickerson, MD (b)	PJM	100.00	(c)	537	Coal
Dickerson, MD	PJM	100.00	(c)	312	Natural Gas
Morgantown, Newburg, MD	PJM	100.00	(c)	1,229	Coal
Morgantown, Newburg, MD	PJM	100.00	(c)	248	Oil
	Total GenOn Mid-Atlantic:			4,683
East Region:
Bowline, West Haverstraw, NY	NYISO	100.00		758	Natural Gas
Canal, Sandwich, MA	ISO-NE	100.00		1,112	Oil
Kendall, Cambridge, MA	ISO-NE	100.00		256	Natural Gas
Martha’s Vineyard, MA	ISO-NE	100.00		14	Oil
West Region:
Pittsburg, CA	CAISO	100.00		1,029	Natural Gas
Total GenOn Americas Generation:				7,852
East Region:
Aurora, IL	PJM	100.00		878	Natural Gas
Avon Lake, OH (d)	PJM	100.00		732	Coal
Avon Lake, OH	PJM	100.00		21	Oil
Blossburg, PA	PJM	100.00		19	Natural Gas
Brunot Island, Pittsburgh, PA	PJM	100.00		259	Natural Gas
Cheswick, Springdale, PA	PJM	100.00		565	Coal
Conemaugh, New Florence, PA (e)	PJM	16.45		280	Coal
Conemaugh, New Florence, PA (e)	PJM	16.45		2	Oil
Gilbert, Milford, NJ (f)	PJM	100.00		536	Natural Gas
Glen Gardner, NJ (f)	PJM	100.00		160	Natural Gas
Hamilton, East Berlin, PA	PJM	100.00		20	Oil
Hunterstown CCGT, Gettysburg, PA	PJM	100.00		810	Natural Gas
Hunterstown CTS, Gettysburg, PA	PJM	100.00		60	Natural Gas
Keystone, Shelocta, PA (e)	PJM	16.67		283	Coal
Keystone, Shelocta, PA (e)	PJM	16.67		2	Oil
Mountain, Mount Holly Springs, PA	PJM	100.00		40	Oil
New Castle, West Pittsburg, PA (d)	PJM	100.00		325	Coal
New Castle, West Pittsburg, PA	PJM	100.00		3	Oil
Niles, OH	PJM	100.00		25	Oil
Orrtana, PA	PJM	100.00		20	Oil
Osceola, Holopaw, FL	FRCC	100.00		463	Natural Gas
Portland, Mount Bethel, PA (f)	PJM	100.00		158	Coal

Portland, Mount Bethel, PA	PJM	100.00	169	Oil
Sayreville, NJ	PJM	100.00	224	Natural Gas
Seward, New Florence, PA	PJM	100.00	525	Coal
Shawnee, East Stroudsburg, PA	PJM	100.00	20	Oil
Shawville, PA (e) (g)	PJM	100.00	597	Coal
Shawville, PA (e)	PJM	100.00	6	Oil
Titus, Birdsboro, PA	PJM	100.00	31	Oil
Tolna, Stewartstown, PA	PJM	100.00	39	Oil
Warren, PA	PJM	100.00	57	Natural Gas
Werner, South Amboy, NJ (f)	PJM	100.00	212	Oil
South Central Region:
Choctaw, French Camp, MS	SERC-Entergy	100.00	800	Natural Gas
Sabine, Orange, TX (h)	SERC-Entergy	50.00	54	Natural Gas
Shelby County, Neoga, IL	MISO	100.00	344	Natural Gas
West Region:
Coolwater, Dagget, CA	CAISO	100.00	636	Natural Gas
Ellwood, Goleta, CA	CAISO	100.00	54	Natural Gas
Etiwanda, Rancho Cucamonga, CA	CAISO	100.00	640	Natural Gas
Mandalay, Oxnard, CA	CAISO	100.00	560	Natural Gas
Ormond Beach, Oxnard, CA	CAISO	100.00	1,516	Natural Gas
	Total GenOn:		19,997

(a)	Net generation capacity is approximate and actual capacity can vary depending on factors including weather conditions, operational conditions, and other factors.

(b)
On November 29, 2013, NRG submitted a notice of deactivation to retire Chalk Point Units 1 and 2 and Dickerson Units 1, 2, and 3 on May 31, 2017.  The deactivation is based on draft environmental regulations that, if adopted, could require uneconomic capital investment and render the units uneconomic to operate going forward.

(c)
GenOn Mid-Atlantic leases 100% interests in the Dickerson and Morgantown coal generation units through facility lease agreements expiring in 2029 and 2034, respectively. GenOn Mid-Atlantic owns 312 MW and 248 MW of peaking capacity at the Dickerson and Morgantown generating facilities, respectively. GenOn Mid-Atlantic operates the Dickerson and Morgantown facilities.

(d)
NRG has announced its intention to continue operations at the Avon Lake and New Castle facilities, which are currently in operation and had been scheduled for deactivation in April 2015. NRG intends to add natural gas capabilities at these facilities, which is expected to be completed by the summer of 2016.

(e)
GenOn leases 100%, 16.67% and 16.45% interests in three Pennsylvania facilities (Shawville, Keystone and Conemaugh, respectively) through facility lease agreements expiring in 2026, 2034 and 2034, respectively. GenOn operates the Shawville, Keystone and Conemaugh facilities. The table includes GenOn’s net share of the capacity of these facilities.

(f)	GenOn intends to deactivate net generation capacity at the following facilities:

Facility	Expected Deactivation Date	Net Generation Capacity (MW)
Gilbert	May 2015	98
Glen Gardner	May 2015	160
Portland	June 2014	158
Werner	May 2015	210

(g)	GenOn expects to place the coal-fired units at the Shawville generating facility (597 MW of the 603 MW) in long-term protective layup in April 2015.

(h)
GenOn owns a 50% equity interest in the Sabine facility located in east Texas having a net generating capacity of 110 MW. An unaffiliated party owns the other 50% and an affiliated party to the other owner operates the facility. The table includes GenOn’s net share of the capacity of this facility.

Other Properties
The Registrants own or lease oil and gas pipelines that serve its generating facilities. GenOn leases other offices. The Registrants believe that their properties are adequate for their present needs. Except for the Conemaugh, Keystone and Sabine facilities, the Registrants’ interest as of December 31, 2013 is 100% for each property. The Registrants have satisfactory title, rights and possession to their owned facilities, subject to exceptions, which, in their opinion, would not have a material adverse effect on the use or value of the facilities.

Item 3 — Legal Proceedings (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
See Item 15 — Note 18, Commitments and Contingencies, to the Consolidated Financial Statements for discussion of the material legal proceedings to which the Registrants are a party.
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

Item 7 — Management's Narrative Analysis of the Results of Operations and Financial Condition (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Reference is made to the Registrants’ Consolidated Statements of Operations to this Annual Report on Form 10-K, which presents the results of the Registrants’ operations for the year ended 2013, the periods from December 15, 2012 through December 31, 2012 and from January 1, 2012 through December 14, 2012 and the year ended December 31, 2011, and also refer to Item 1 to this Form 10-K for additional discussion about the Registrants’ business.
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
On December 14, 2012, NRG completed the acquisition of GenOn.  NRG issued, as consideration for the acquisition, 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding, on the acquisition date, except for fractional shares which were paid in cash. See Item 15 — Note 3, NRG Merger and Dispositions, to the Consolidated Financial Statements.
The NRG Merger was accounted for by NRG using acquisition accounting and through the application of "push-down" accounting, the purchase price paid by NRG was allocated to the Registrants' assets, liabilities and equity as of the acquisition date based upon preliminary estimates. Accordingly, the successor financial statements reflect a new basis of accounting and predecessor and successor period financial results are presented, but not comparable.
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
Environmental Matters, Regulatory Matters and Legal Proceedings
Details of environmental matters are presented in Item 15 — Note 20, Environmental Matters, to the Consolidated Financial Statements. Details of regulatory matters are presented in Item 15 — Note 19, Regulatory Matters, to the Consolidated Financial Statements. Details of legal proceedings are presented in Item 15 — Note 18, Commitments and Contingencies, to the Consolidated Financial Statements. Some of this information relates to costs that may be material to the Registrants’ financial results.

Consolidated Results of Operations
GenOn
2013 Compared to 2012
The following table provides selected financial information for GenOn:

	Successor		Predecessor
(In millions except otherwise noted)	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Change % (a)
Operating Revenues
Energy revenue (b)	$1,960	$59	$1,766	7%
Capacity revenue (b)	936	30	818	10%
Mark-to-market for economic hedging activities	(356)	(16)	(157)	106%
Contract amortization	—	—	(10)	(100)%
Other revenues (c)	64	—	147	(56)%
Total operating revenues	2,604	73	2,564	(1)%
Operating Costs and Expenses
Generation cost of sales (b)	1,142	41	1,219	(9)%
Mark-to-market for economic hedging activities	(29)	(7)	(16)	26%
Contract and emissions credit amortization	(14)	(4)	(23)	(48)%
Other cost of operations	809	36	893	(13)%
Total cost of operations	1,908	66	2,073	(11)%
Depreciation and amortization	249	10	339	(29)%
Impairment losses	—	—	47	(100)%
Selling, general and administrative	214	8	166	23%
Acquisition-related transaction and integration costs	70	53	11
Total operating costs and expenses	2,441	137	2,636	(12)%
Operating Income/(Loss)	163	(64)	(72)	N/A
Other Income/(Expense)
Other income, net	1	—	3	N/A
Interest expense	(205)	(8)	(330)	(39)%
Equity in earnings of unconsolidated affiliates	4	—	—	N/A
Loss on debt extinguishment	(11)	—	—	N/A
Total other expense	(211)	(8)	(327)	(37)%
Loss before income tax expense	(48)	(72)	(399)	(90)%
Income tax(benefit)/expense	(6)	—	15	(140)%
Net Loss	$(42)	$(72)	$(414)	(91)%
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	3.65	2.79	2.79	(35)%
MWh sold (in thousands)	28,649	985	30,389
MWh generated (in thousands)		993	31,688

(a)
This column represents the difference between (a) the 2013 successor period and (b) the mathematical combination of the 2012 successor period and the 2012 predecessor period and (c) divided by the combination of the 2012 predecessor and successor periods.

(b)	Includes realized gains and losses from financially settled transactions.

(c)	Includes unrealized trading gains and losses.
N/A - Not Applicable

Generation Gross Margin

	Successor		Predecessor
(In millions)	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Change % (a)
Energy revenue	$1,960	$59	$1,766	7%
Capacity revenue	936	30	818	10%
Other revenues	64	—	147	(56)%
Generation revenue	2,960	89	2,731	5%
Generation cost of sales	1,142	41	1,219	(9)%
Generation gross margin	$1,818	$48	$1,512	17%

(a)
This column represents the difference between (a) the 2013 successor period and (b) the mathematical combination of the 2012 successor period and the 2012 predecessor period and (c) divided by the combination of the 2012 predecessor and successor periods.

Generation gross margin was $1,818 million for the year ended December 31, 2013, $48 million for the period from December 15, 2012 through December 31, 2012 and $1,512 million for the period from January 1, 2012 through December 14, 2012. The changes during the period relate to:

(In millions)
Higher gross margin due to a 10% increase in realized energy prices and a 5% decrease in fuel prices, partially offset by a small decrease in generation.	$240
Higher gross margin due to a 22% increase in capacity volumes, primarily in PJM, and a 15% increase in capacity prices.	198
Lower gross margin due to the expiration of the RMR contracts in Western PJM and the deactivation of Contra Costa and lower prices and volumes on Resource Adequacy contracts in California	(132)
Changes in unrealized commercial optimization activities as well as trading activity and natural gas purchases that transitioned to NRG in the current year.	(62)
Higher gross margin as Marsh Landing reached commercial operations in May 2013 and was subsequently sold to NRG Yield LLC in July 2013	22
Other	(8)
$258
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(409)	$(13)	$(456)
Net unrealized gains/(losses) on open positions related to economic hedges	53	(3)	299
Total mark-to-market losses in operating revenues	$(356)	$(16)	$(157)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	42	9	149
Net unrealized losses on open positions related to economic hedges	(13)	(2)	(133)
Total mark-to-market gains in operating costs and expenses	$29	$7	$16
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

For the year ended December 31, 2013, the $356 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period slightly offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $29 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized loss from fuel contracts that settled during the period partially offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices.
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

	Successor		Predecessor
(In millions)	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
Trading gains/(losses)
Realized	$10	$3	$7
Unrealized	—	(4)	(2)
Total trading gains/(losses)	$10	$(1)	$5
Other Cost of Operations
Other cost of operations were $809 million for the year ended December 31, 2013, $36 million for the period from December 15, 2012 through December 31, 2012 and $893 million for the period from January 1, 2012 through December 14, 2012. The changes during the period relate to:

(In millions)
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	$(56)
Decrease as prior year included inventory reserves for units already deactivated or scheduled to be deactivated	(35)
Reversal of liability in prior year for Potomac River in connection with deactivation	31
Decrease in other costs primarily related to timing of maintenance and outage work, as well as certain allocated costs classified in general and administrative expense	(60)
$(120)

Depreciation and Amortization
Depreciation and amortization expense was $249 million for the year ended December 31, 2013, $10 million for the period from December 15, 2012 through December 31, 2012 and $339 million for the period from January 1, 2012 through December 14, 2012. The current year expense reflects the revaluation of the property, plant and equipment recorded in acquisition accounting in December 2012.
Impairment Losses
Impairment losses of $47 million in the 2012 predecessor period reflect the impairment of property, plant and equipment at the Portland and Titus generating facilities in 2012.
Loss on Debt Extinguishment
A loss on debt extinguishment of $11 million was recorded in 2013, related to the redemption of the 2014 GenOn Senior Notes and consisted of a make whole premium payment offset by the write-off of the remaining unamortized premium.
Interest Expense
Interest expense was $205 million for the year ended December 31, 2013, $8 million for the period from December 15, 2012 through December 31, 2012 and $330 million for the period from January 1, 2012 through December 14, 2012. The changes in the period were due to:

(In millions)
Amortization of adjustments to fair value of debt	$(72)
Decrease for GenOn senior term loan	(39)
Decrease for GenOn Senior unsecured notes, 2014	(23)
Decrease for lower bank fees	(14)
Increase for lower capitalized interest	17
Other	(2)
$(133)

GenOn Americas Generation
2013 Compared to 2012
The following table provides selected financial information for GenOn Americas Generation:

	Successor		Predecessor
(In millions except otherwise noted)	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Change % (a)
Operating Revenues
Energy revenue (b)	$1,899	$59	$1,718	7%
Capacity revenue (b)	869	28	739	13%
Mark-to-market for economic hedging activities	(302)	(12)	(151)	85%
Other revenues (c)	95	2	288	(67)%
Total operating revenues	2,561	77	2,594	(4)%
Operating Costs and Expenses
Generation cost of sales (b)	1,870	59	1,944	(7)%
Mark-to-market for economic hedging activities	(31)	(4)	(19)	35%
Contract and emissions credit amortization	20	—	22	(9)%
Other cost of operations	387	14	424	(12)%
Total cost of operations	2,246	69	2,371	(8)%
Depreciation and amortization	95	5	155	(41)%
Selling, general and administrative	89	3	73	17%
Total operating costs and expenses	2,430	77	2,599	(9)%
Operating Income/(Loss)	131	—	(5)	N/A
Other Income/(Expense)
Other expense, net	1	—	—	N/A
Interest expense	(73)	(3)	(75)	(6)%
Total other expense	(72)	(3)	(75)	(8)%
Income/(Loss) before income tax expense	59	(3)	(80)	N/A
Income tax	—	—	—	N/A
Net Income/(Loss)	$59	$(3)	$(80)	N/A
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	3.65	2.79	2.79	(35)%
MWh sold (in thousands)	8,884	421	12,730
MWh generated (in thousands)	10,056	423	13,014

(a)
This column represents the difference between (a) the 2013 successor period and (b) the mathematical combination of the 2012 successor period and the 2012 predecessor period and (c) divided by the combination of the 2012 predecessor and successor periods.

(b)    Includes realized gains and losses from financially settled transactions.
(c)    Includes unrealized trading gains and losses.
N/A - Not Applicable

Generation Gross Margin

	Successor		Predecessor
(In millions)	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Change % (a)
Energy revenue	$1,899	$59	$1,718	7%
Capacity revenue	869	28	739	13%
Other revenues	95	2	288	(67)%
Generation revenue	2,863	89	2,745	1%
Generation cost of sales	1,870	59	1,944	(7)%
Generation gross margin	$993	$30	$801	19%

(a)
This column represents the difference between (a) the 2013 successor period and (b) the mathematical combination of the 2012 successor period and the 2012 predecessor period and (c) divided by the combination of the 2012 predecessor and successor periods.

Generation gross margin was $993 million for the year ended December 31, 2013, $30 million for the period from December 15, 2012 through December 31, 2012 and $801 million for the period from January 1, 2012 through December 14, 2012. The changes during the period relate to:

(In millions)
Higher gross margin due primarily to a 33% increase in realized energy prices and increased generation at Bowline, offset by a 30% decrease in generation resulting from the deactivation of Potomac River and lower generation at Morgantown and Chalk Point	$80
Higher gross margin due primarily to higher capacity revenues, which increased 23% in volume and 10% in price, slightly offset by a decrease in contract capacity revenues due to the deactivation of Contra Costa	74
Primarily reflects prior year trading activities and natural gas purchases that were transitioned to NRG or affiliated companies in the current year	13
Other	(5)
$162
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(336)	$(8)	$(368)
Net unrealized gains/(losses) on open positions related to economic hedges	34	(4)	217
Total mark-to-market losses in operating revenues	(302)	(12)	(151)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	40	6	127
Net unrealized losses on open positions related to economic hedges	(9)	(2)	(108)
Total mark-to-market gains in operating costs and expenses	$31	$4	$19
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

For the year ended December 31, 2013, the $302 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period slightly offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $31 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized loss from fuel contracts that settled during the period partially offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices.
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

	Successor		Predecessors
(In millions)	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
Trading gains/(losses)
Realized	$10	$3	$7
Unrealized	—	(4)	(2)
Total trading gains/(losses)	$10	$(1)	$5
Other Cost of Operations
Other cost of operations were $387 million for the year ended December 31, 2013, $14 million for the period from December 15, 2012 through December 31, 2012 and $424 million for the period from January 1, 2012 through December 14, 2012. The changes during the period relate to:

(In millions)
Decrease due to the revaluation of operating lease liabilities in acquisition accounting in December 2012	$(51)
Reversal of liability in prior year for Potomac in connection with its deactivation	31
Decrease in other costs primarily related to timing of maintenance and outage work, as well as certain allocated costs classified in general and administrative expense	(31)
$(51)
Depreciation and Amortization
Depreciation and amortization expense was $95 million for the year ended December 31, 2013, $5 million for the period from December 15, 2012 through December 31, 2012 and $155 million for the period from January 1, 2012 through December 14, 2012. The current year expense reflects the revaluation of the property, plant and equipment recorded in acquisition accounting in December 2012.

GenOn Mid-Atlantic
2013 Compared to 2012
 The following table provides selected financial information for GenOn Mid-Atlantic:

	Successor		Predecessor
(In millions except otherwise noted)	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Change % (a)
Operating Revenues
Energy revenue (b)	$863	$30	$897	(7)%
Capacity revenue (b)	305	10	197	47%
Mark-to-market for economic hedging activities	(292)	(12)	(120)	121%
Other revenues	3	—	15	(80)%
Total operating revenues	879	28	989	(14)%
Operating Costs and Expenses
Generation cost of sales (b)	340	15	465	(29)%
Mark-to-market for economic hedging activities	(31)	(5)	(5)	N/A
Contract and emissions credit amortization	18	—	20	(10)%
Other cost of operations	277	11	314	(15)%
Total cost of operations	604	21	794	(26)%
Depreciation and amortization	77	4	114	(35)%
Selling, general and administrative	66	2	46	38%
Total operating costs and expenses	747	27	954	(24)%
Operating Income	132	1	35	N/A
Other Income/(Expense)
Interest expense	(4)	—	(4)	—%
Total other expense	(4)	—	(4)	—%
Income before income tax expense	128	1	31	N/A
Income tax	—	—	—	N/A
Net Income	$128	$1	$31	N/A
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	3.65	2.79	2.79	(35)%
MWh sold (in thousands)	6,903	387	10,948
MWh generated (in thousands)	7,950	387	10,948

(a)
This column represents the difference between (a) the 2013 successor period and (b) the mathematical combination of the 2012 successor period and the 2012 predecessor period and (c) divided by the combination of the 2012 predecessor and successor periods.

(b)    Includes realized gains and losses from financially settled transactions.
N/A - Not Applicable

Generation Gross Margin

	Successor		Predecessor
(In millions)	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Change % (a)
Energy revenue	$863	$30	$897	(7)%
Capacity revenue	305	10	197	47%
Other revenues	3	—	15	(80)%
Generation revenue	1,171	40	1,109	2%
Generation cost of sales	340	15	465	(29)%
Generation gross margin	$831	$25	$644	24%

(a)
This column represents the difference between (a) the 2013 successor period and (b) the mathematical combination of the 2012 successor period and the 2012 predecessor period and (c) divided by the combination of the 2012 predecessor and successor periods.

Generation gross margin was $831 million for the year ended December 31, 2013, $25 million for the period from December 15, 2012 through December 31, 2012 and $644 million for the period from January 1, 2012 through December 14, 2012. The change during the period due to:

(In millions)
Higher capacity revenues due to a 10% increase incapacity prices and a 34% increase in volume as Morgantown covered certain capacity obligations at Potomac River, which was deactivated	$98
Higher gross margin due to a 33% increase in realized energy prices and increased generation at Bowline, offset by a 30% decrease in generation resulting from the deactivation of Potomac River and lower generation at Morgantown and Chalk Point.	72
Other	(8)
$162
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(336)	$(8)	$(355)
Net unrealized gains/(losses) on open positions related to economic hedges	44	(4)	235
Total mark-to-market losses in operating revenues	(292)	(12)	(120)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	40	6	109
Net unrealized losses on open positions related to economic hedges	(9)	(1)	(104)
Total mark-to-market gains in operating costs and expenses	$31	$5	$5
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the year ended December 31, 2013, the $292 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period slightly offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $31 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized loss from fuel contracts that settled during the period partially offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices.

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
Other Cost of Operations
Other cost of operations were $277 million for the year ended December 31, 2013, $11 million for the period from December 15, 2012 through December 31, 2012 and $314 million for the period from January 1, 2012 through December 14, 2012. The changes during the period were due to:

(In millions)
Decrease due to the reevaluation of operating lease liabilities in acquisition accounting in December 2012	$(51)
Decrease in other costs primarily related to timing of maintenance and outage work, as well as certain allocated costs classified in general and administrative expense	(28)
Reversal of liability in prior year for Potomac River in connection with its deactivation	31
$(48)
Depreciation and Amortization
Depreciation and amortization expense was $77 million for the year ended December 31, 2013, $4 million for the period from December 15, 2012 through December 31, 2012 and $114 million for the period from January 1, 2012 through December 14, 2012. The current year expense reflects the revaluation of the property, plant and equipment recorded in acquisition accounting in December 2012.
Liquidity and Capital Resources
Liquidity Position
As of December 31, 2013, and 2012, the Registrants' liquidity was comprised of the following:

	As of December 31,
	2013	2012
	(In millions)
Cash and cash equivalents (GenOn excluding GenOn Mid-Atlantic and REMA)	$566	$662
Cash and cash equivalents (GenOn Mid-Atlantic) (1)	64	135
Cash and cash equivalents (REMA) (1)	130	28
Restricted cash	—	18
Total	760	843
Credit facility availability	151	239
Total liquidity	$911	$1,082
(1) At December 31, 2013, GenOn Mid-Atlantic and REMA did not satisfy the restricted payment tests and therefore, could not use such funds to distribute cash and make other restricted payments.
Management believes that the Registrants' liquidity position and cash flows from operations will be adequate to finance operating, maintenance and capital expenditures, to fund debt service obligations and other liquidity commitments. Management continues to regularly monitor the Company's ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management. See additional information related to the Registrants' debt in Item 15 - Note 10, Debt and Capital Leases, to the Consolidated Financial Statements.

Credit Ratings
Credit rating agencies rate a firm's public debt securities. These ratings are utilized by the debt markets in evaluating a firm's credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Registrants' ability to pay principal and interest. Rating agencies evaluate a firm's industry, cash flow, leverage, liquidity, and hedge profile, among other factors, in their credit analysis of a firm's credit risk.
The following table summarizes the Registrants' credit ratings as of December 31, 2013:

	S&P	Moody's(a)
GenOn 7.875% Senior Notes, due 2017	B	B3
GenOn 9.500% Senior Notes, due 2018	B	B3
GenOn 9.875% Senior Notes, due 2020	B	B3
GenOn Americas Generation 8.500% Senior Notes, due 2021	BB-	B3
GenOn Americas Generation 9.125% Senior Notes, due 2031	BB-	B3
(a) On January 24, 2014, Moody's placed GenOn's ratings under review for downgrade
Source of Liquidity
The principal sources of liquidity for the Registrants' future operating and capital expenditures are expected to be derived existing cash on hand and cash flows from operations. The Registrants' operating cash flows may be effected by, among other things, demand for electricity, the difference between the cost of fuel used to generate electricity and the market value of the electricity generated, commodity prices (including prices for electricity, emissions allowances, natural gas, coal and oil), operations and maintenance expenses in the ordinary course, planned and unplanned outages, terms with trade creditors, cash requirements for capital expenditures relating to certain facilities (including those necessary to comply with environmental regulations) and the potential impact of future environmental regulations.
Uses of Liquidity
The Registrants' requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) debt service obligations, as described more fully in Item 15 — Note 10, Debt and Capital Leases, to the Consolidated Financial Statements; (ii) capital expenditures, including maintenance and environmental and (iii) payments under the GenOn Mid-Atlantic and REMA operating leases.
Capital Expenditures
The following tables and descriptions summarize the Registrant's capital expenditures, excluding accruals, for maintenance, environmental, and growth for the year ended December 31, 2013, and the estimated capital expenditure forecast for 2014.

	Maintenance	Environmental	Growth	Total
	(in millions)
2013:
GenOn	147	63	91	301
GenOn Americas Generation	53	2	—	55
GenOn Mid-Atlantic	44	—	—	44

2014 Forecast:
GenOn	99	84	117	300
GenOn Americas Generation	47	8	44	99
GenOn Mid-Atlantic	37	6	44	87

The following table summarizes the Registrants' estimated environmental capital expenditures for the referenced periods by region:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic

2014	$84	$8	$6
2015	27	1	—
2016	4	3	—
2017	1	—	—
2018	4	—	—
Total	$120	$12	$6
Operating Leases
GenOn Mid-Atlantic leases 100% interest in both the Dickerson and Morgantown coal units and associated property through 2029 and 2034, respectively, and has an option to extend the leases.  Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term.  The leases are accounted for as operating leases.  Although there is variability in the scheduled payment amounts over the lease term, rent expense is recognized for these leases on a straight-line basis.  The scheduled payment amounts for the leases are $131 million and $110 million for 2014 and 2015, respectively.  At December 31, 2013, the total notional minimum lease payments for the remaining term of the leases aggregated $1.3 billion and the aggregate termination value for the leases was approximately $1.2 billion and generally decreases over time. In addition, the present value of lease payments at December 31, 2013 was approximately $1.1 billion (assuming a 10% discount rate).  NRG provides letters of credit in support of GenOn Mid-Atlantic's lease obligations in an aggregate amount equal to the greatest of the next six months scheduled rent payments, 50% of the next 12 months scheduled rent payments or $75 million.
REMA leases 16.45% and 16.67% interests in the Conemaugh and Keystone coal facilities, respectively through 2034 and expects to make payments through 2029. REMA also leases a 100% interest in the Shawville coal facility through 2026 and expects to make payments through that date. At the expiration of these leases, there are several renewal options related to fair value. The leases are accounted for as operating leases. The scheduled payment amounts for the REMA leases are $63 million and $56 million for 2014 and 2015, respectively. At December 31, 2013, the total notional minimum lease payments for the remaining term of the leases aggregated $698 million and the aggregate termination value for the leases was approximately $698 million and generally decreases over time. In addition, the present value of lease payments at December 31, 2011 was approximately $592 million (assuming a 9.4% discount rate). NRG provides letters of credit in support of REMA's lease obligations to post rent reserves in an aggregate amount equal to the greater of the next six months scheduled rent payment or 50% of the next 12 months scheduled rent payments.

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
Interest Rate Risk
As of December 31, 2013, GenOn's debt fair value was $3.1 billion and the carrying value was $3.1 billion. GenOn estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $221 million. As of December 31, 2013, GenOn Americas Generation's debt fair value was $883 million and the carrying value was $938 million. GenOn Americas Generation estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $120 million.
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
As of December 31, 2013, counterparty credit exposure to a significant portion of GenOn’s counterparties was $538 million and GenOn held no collateral (cash or letters of credit) against those positions, resulting in a net exposure of $538 million. Approximately 99% of GenOn's exposure before collateral is expected to roll off by the end of 2015. GenOn Americas Generation’s counterparty credit exposure to a significant portion of counterparties was $527 million and GenOn Americas Generation held no collateral (cash or letters of credit) against those positions, resulting in a net exposure of $527 million. Approximately 100% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2015. GenOn Mid-Atlantic’s counterparty credit exposure to a significant portion of counterparties was $361 million and GenOn Mid-Atlantic held no collateral (cash or letters of credit) against those positions, resulting in a net exposure of $361 million. Approximately 100% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2015.

The following tables highlight the credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2013, the exposure is shown net of collateral held and includes amounts net of receivables or payables.
GenOn

Category	Net Exposure (a) (% of Total)
Financial institutions	68%
Utilities, energy merchants, marketers and other	12%
ISOs	20%
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	98%
Non-rated	2%
Total	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $326 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
GenOn Americas Generation

Category	Net Exposure (a) (% of Total)
Financial institutions	69%
Utilities, energy merchants, marketers and other	11%
ISOs	20%
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	98%
Non-rated	2%
Total	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
 GenOn Americas Generation has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $377 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Americas Generation does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

GenOn Mid-Atlantic

Category	Net Exposure (a) (% of Total)
Financial institutions	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
 GenOn Mid-Atlantic has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $335 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Mid-Atlantic does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
Credit Risk Related Contingent Features
Certain of the Registrants’ hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of December 31, 2013, was $33 million for GenOn and GenOn Americas Generation. The collateral required for contracts with credit rating contingent features that are in a net liability position as of December 31, 2013, was $0.5 million for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which is approximately $4 million as of December 31, 2013. As of December 31, 2013, GenOn Mid-Atlantic did not have any financial instruments with credit risk related contingent features.
Item 8 — Financial Statements and Supplementary Data (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The financial statements and schedules of the Registrants are listed in Part IV, Item 15 of this Form 10-K.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.
Item 9A — Controls and Procedures (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including principal executive officer, principal financial officer and principal accounting officer, the Registrants conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Registrants’ principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. Management's reports on the Registrants’ internal control over financial reporting are incorporated under the caption "Management's Report on Internal Control over Financial Reporting" of the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.
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
Item 9B — Other Information (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
Item 10 has been omitted from this report for the Registrants pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
Item 11 — Executive Compensation
Item 11 has been omitted from this report for the Registrants pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12 has been omitted from this report for the Registrants pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Item 13 has been omitted from this report for the Registrants pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
Item 14 — Principal Accounting Fees and Services (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
KPMG LLP conducts an integrated audit of NRG and its subsidiaries. Professional audit services and other services rendered by KPMG LLP subsequent to December 14, 2012 were allocated to the Registrants through the Services Agreement with NRG as described in Note 18, Commitments and Contingencies, to the Registrants’ consolidated financial statements. Prior to the NRG Merger, the GenOn Audit Committee pre-approved all audit services and permissible non-audit services provided by the independent auditor. As provided in the NRG Audit Committee Charter, the NRG Audit Committee pre-approved all audit services and permissible non-audit services provided by the independent auditor from the time of the NRG Merger and for the remainder of fiscal year 2012 as well as fiscal 2013.
The following table shows the aggregate fees related to the audit and other services provided by KPMG LLP for fiscal years 2013 and 2012. Amounts in the table for periods prior to the consummation of the NRG Merger on December 14, 2012 reflect amounts paid by the Registrants to KPMG LLP.

	2013	2012
	(in thousands)
Audit Fees(a)	$3,450	$4,840
Audit-Related Fees(b)	—	197
Total	$3,450	$5,037

(a)
Includes fees and expenses related to the audits of the Registrants’ consolidated financial statements for 2013 and 2012 and the effectiveness of GenOn’s internal controls over financial reporting for 2012. This category also includes the review of financial statements included in the Registrants’ Quarterly Reports on Form 10-Q, the audits of various subsidiary financial statements required by statute or regulation, and services that are normally provided by the independent auditors in connection with regulatory filings or engagements, consultations provided on audit and accounting matters that arose during, or as a result of, the audits or the reviews of interim financial statements, and the preparation of any written communications on internal control matters.

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
(c) Not applicable

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Registrants’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Registrants’ management, including their principal executive officer, principal financial officer and principal accounting officer, the Registrants conducted an evaluation of the effectiveness of their internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Registrants’ evaluation under the framework in Internal Control — Integrated Framework (1992), the Registrants’ management concluded that their internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Registrants’ internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, the Registrants’ independent registered public accounting firm, as stated in its report which is included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
GenOn Energy, Inc.:
We have audited the accompanying consolidated balance sheets of GenOn Energy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income/ (loss), cash flows, and stockholder’s equity for the year ended December 31, 2013 and the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules “Schedule I. Condensed Financial Information of Registrant and Schedule II. Valuation and Qualifying Accounts for the year ended December 31, 2013 and the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011 (Predecessor).” These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenOn Energy, Inc. and subsidiaries as of December 31, 2013 and 2012 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2013 and for the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011 (Predecessor) in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP
Philadelphia, Pennsylvania
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
GenOn Americas Generation, LLC:
We have audited the accompanying consolidated balance sheets of GenOn Americas Generation, LLC and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows, and member’s equity for the year ended December 31, 2013 and the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules “Schedule I. Condensed Financial Information of Registrant and Schedule II. Valuation and Qualifying Accounts for the year ended December 31, 2013 and the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011 (Predecessor).” These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenOn Americas Generation, LLC and subsidiaries as of December 31, 2013 and 2012 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2013 and for the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011 (Predecessor) in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP
Philadelphia, Pennsylvania
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
GenOn Mid-Atlantic, LLC:
We have audited the accompanying consolidated balance sheets of GenOn Mid-Atlantic, LLC and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows, and member’s equity for the year ended December 31, 2013 and the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule “Schedule II. Valuation and Qualifying Accounts for the year ended December 31, 2013 and the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011 (Predecessor).” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenOn Mid-Atlantic, LLC and subsidiaries as of December 31, 2013 and 2012 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2013 and for the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011 (Predecessor) in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP
Philadelphia, Pennsylvania
February 28, 2014

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	For the Year Ended December 31,	December 15, 2012 through	January 1, 2012 through	For the Year Ended December 31,
	2013	December 31, 2012	December 14, 2012	2011
	(In millions)		(In millions)
Operating Revenues
Operating revenue	$2,556	$73	$2,564	$3,614
Operating revenues - affiliate	48	—	—	—
Total operating revenues	2,604	73	2,564	3,614
Operating Costs and Expenses
Cost of operations	1,715	66	2,073	2,642
Cost of operations - affiliate	193	—	—	—
Depreciation and amortization	249	10	339	375
Impairment losses	—	—	47	133
Selling, general and administrative	203	8	166	255
Selling, general and administrative - affiliate	11	—	—	—
Acquisition-related transaction and integration costs	70	53	11	—
Total operating costs and expenses	2,441	137	2,636	3,405
Operating Income/(Loss)	163	(64)	(72)	209
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	4	—	—	—
Other income, net	1	—	3	4
Interest expense	(193)	(8)	(330)	(379)
Interest expense - affiliate	(12)	—	—	—
Loss on debt extinguishment and refinancing expense	(11)	—	—	(23)
Total other expense	(211)	(8)	(327)	(398)
Loss Before Income Taxes	(48)	(72)	(399)	(189)
Income tax(benefit)/expense	(6)	—	15	—
Net Loss	$(42)	$(72)	$(414)	$(189)

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Successor		Predecessor
	For the Year Ended December 31,	December 15, 2012 through	January 1, 2012 through	For the Year Ended December 31,
	2013	December 31, 2012	December 14, 2012	2011
	(In millions)		(In millions)
Net Loss	$(42)	$(72)	$(414)	$(189)
Other Comprehensive Income/(Loss), net of reclassifications, net of tax of $0:
Unrealized (loss)/gain on derivatives	(1)	1	(18)	(55)
Available-for-sale securities	—	—	—	(1)
Defined benefit plans	101	1	(8)	(89)
Other, net	—	—	1	—
Other Comprehensive Income/(Loss)	100	2	(25)	(145)
Comprehensive Income/(Loss)	$58	$(70)	$(439)	$(334)

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$760	$825
Funds deposited by counterparties	56	140
Restricted cash	—	18
Accounts receivable — trade	178	138
Inventory	443	422
Derivative instruments	464	596
Derivative instruments — affiliate	5	8
Cash collateral paid in support of energy risk management activities	62	148
Prepayments and other current assets	194	261
Total current assets	2,162	2,556
Property, Plant and Equipment
In service	3,311	3,138
Under construction	113	693
Total property, plant and equipment	3,424	3,831
Less accumulated depreciation	(248)	(1)
Net property, plant and equipment	3,176	3,830
Other Assets
Intangible assets, net of accumulated amortization of $34 and $1	65	78
Derivative instruments	181	511
Derivative instruments — affiliate	1	1
Deferred income taxes	—	209
Other non-current assets	149	234
Total other assets	396	1,033
Total Assets	$5,734	$7,419

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2013	2012
	(In millions)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$32
Accounts payable	187	190
Accounts payable — affiliate	72	6
Derivative instruments	160	237
Derivative instruments — affiliate	3	8
Deferred income taxes	—	209
Cash collateral received in support of energy risk management activities	56	140
Accrued payroll	103	155
Accrued taxes	39	62
Accrued interest expense	44	46
Accrued expenses and other current liabilities	80	75
Total current liabilities	749	1,160
Other Liabilities
Long-term debt and capital leases	3,128	4,170
Postretirement and other benefit obligations	185	324
Derivative instruments	18	123
Derivative instruments — affiliate	—	1
Out-of-market contracts	1,045	1,124
Other non-current liabilities	296	310
Total non-current liabilities	4,672	6,052
Total Liabilities	5,421	7,212
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at December 31, 2012 and 2013	—	—
Additional paid-in capital	325	277
Accumulated deficit	(114)	(72)
Accumulated other comprehensive income	102	2
Total Stockholder's Equity	313	207
Total Liabilities and Stockholder's Equity	$5,734	$7,419

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	For the Year Ended December 31,	December 15, 2012 through	January 1, 2012 through	For the Year Ended December 31,
	2013	December 31, 2012	December 14, 2012	2011
	(In millions)		(In millions)
Cash Flows from Operating Activities
Net loss	$(42)	$(72)	$(414)	$(189)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	249	10	339	375
Amortization of financing costs and debt discount/premiums	(72)	(4)	16	15
Loss on debt extinguishment	(28)	—	—	23
Amortization of out-of-market contracts and emission allowances	(45)	(2)	(45)	(33)
Amortization of unearned equity compensation	9	6	19	14
Gain on disposals and sales of assets	—	—	(9)	(6)
Impairment losses	—	—	47	133
Changes in derivative instruments	310	13	143	(224)
Changes in collateral deposits supporting energy risk management activities	—	—	—	—
Postretirement benefits curtailment (gain) loss	—	—	2	—
Excess materials and supplies inventory reserve	—	—	35	—
Lower of cost or market inventory adjustments	—	—	108	13
Advance settlement of out-of-market contract obligation	—	—	(20)	—
Potomac River settlement obligation and reversal	—	—	(32)	—
Large scale remediation and settlement costs	—	—	(3)	59
Other, net	86	—	3	(5)
Cash provided/(used) by changes in other working capital, net of acquisition and disposition effects:
Accounts receivable - trade	(59)	(10)	164	204
Inventory	(25)	(1)	(56)	(21)
Prepayments and other current assets	61	(27)	(31)	(38)
Accounts payable	118	(67)	(111)	(183)
Accrued expenses and other current liabilities	(71)	18	36	14
Other assets and liabilities	41	(16)	17	(8)
Net Cash Provided/(Used) by Operating Activities	532	(152)	208	143
Cash Flows from Investing Activities
Net proceeds from sale of NRG Marsh Landing	175	—	—	—
Capital expenditures	(301)	(12)	(557)	(450)
Proceeds from sale of assets, net	—	—	14	18
(Increase)/decrease in restricted cash, net	18	6	189	1,424
Other	(21)	—	2	(21)
Net Cash (Used)/Provided by Investing Activities	(129)	(6)	(352)	971
Cash Flows from Financing Activities
Payment for treasury stock	—	—	—	—
Proceeds from issuance of long-term debt	110	—	283	107
Payment of debt issuance costs	—	—	—	(2)
Payments for short and long-term debt	(578)	—	(695)	(2,078)
Proceeds from exercises of stock options	—	—	—	3
Net Cash (Used)/Provided by Financing Activities	(468)	—	(412)	(1,970)
Net (Decrease)/Increase in Cash and Cash Equivalents	(65)	(158)	(556)	(856)
Cash and Cash Equivalents at Beginning of Period	825	983	1,539	2,395
Cash and Cash Equivalents at End of Period	$760	$825	$983	$1,539
Supplemental Disclosures
Interest paid, net of amount capitalized	$259	$51	$279	$382
Income taxes (received)/paid, net	$(75)	$—	$11	$(9)
See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholder's Equity
	(In millions)
Predecessor
Balances as of December 31, 2010	$1	$7,432	$(1,974)	$(25)	$5,434
Net loss	—	—	(189)	—	(189)
Other comprehensive loss	—	—	—	(145)	(145)
Equity-based compensation	—	17	—	—	17
Balances as of December 31, 2011	$1	$7,449	$(2,163)	$(170)	$5,117
Net loss	—	—	(414)	—	(414)
Other comprehensive loss	—	—	—	(25)	(25)
Equity-based compensation	—	14	—	—	14
Balances as of December 14, 2012(a)	$1	$7,463	$(2,577)	$(195)	$4,692
Successor
Balances as of December 15, 2012(a)	$—	$277	$—	$—	$277
Net loss	—	—	(72)	—	(72)
Other comprehensive income	—	—	—	2	2
Balances as of December 31, 2012	$—	$277	$(72)	$2	$207
Net income	—	—	(42)	—	(42)
Other comprehensive loss	—	—	—	100	100
Sale of Marsh Landing to NRG	—	48	—	—	48
Balances as of December 31, 2013	$—	$325	$(114)	$102	$313

(a)	The differences in equity balances at December 14, 2012 and December 15, 2012 are due to the application of pushdown accounting reflecting the NRG Merger.

See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	For the Year Ended December 31,	December 15, 2012 through	January 1, 2012 through	For the Year Ended December 31,
	2013	December 31, 2012	December 14, 2012	2011
	(In millions)		(In millions)
Operating Revenues
Operating revenues	$2,428	$74	$2,405	$3,015
Operating revenues - affiliate	133	3	189	(77)
Total operating revenues	2,561	77	2,594	2,938
Operating Costs and Expenses
Cost of operations	890	28	1,064	1,038
Cost of operations - affiliate	1,356	41	1,307	1,374
Depreciation and amortization	95	5	155	177
Impairment losses	—	—	—	128
Selling, general and administrative	15	1	11	12
Selling, general and administrative - affiliate	74	2	62	76
Total operating costs and expenses	2,430	77	2,599	2,805
Operating Income/(Loss)	131	—	(5)	133
Other Income/(Expense)
Other expense, net	1	—	—	(1)
Interest expense	(66)	(3)	(70)	(88)
Interest expense — affiliate	(7)	—	(5)	(5)
Loss on debt extinguishment and refinancing expense	—	—	—	(23)
Total other expense	(72)	(3)	(75)	(117)
Income/(Loss) Before Income Taxes	59	(3)	(80)	16
Income tax	—	—	—	—
Net Income/(Loss)	$59	$(3)	$(80)	$16
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$63	$148
Accounts receivable — trade, less allowance for doubtful accounts of $2 and $0	151	125
Note receivable — affiliate	299	198
Inventory	270	223
Derivative instruments	462	596
Derivative instruments — affiliate	84	60
Cash collateral paid in support of energy risk management activities	50	91
Prepayments and other current assets	105	99
Total current assets	1,484	1,540
Property, Plant and Equipment
In service	1,287	1,213
Under construction	3	9
Total property, plant and equipment	1,290	1,222
Less accumulated depreciation	(96)	(1)
Net property, plant and equipment	1,194	1,221
Other Assets
Intangible assets, net of accumulated amortization of $34 and $1	64	76
Derivative instruments	181	511
Derivative instruments — affiliate	8	25
Other non-current assets	32	13
Total other assets	285	625
Total Assets	$2,963	$3,386
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2013	2012
	(In millions)
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	90	69
Accounts payable — affiliate	86	71
Derivative instruments	160	228
Derivative instruments — affiliate	107	134
Cash collateral received in support of energy risk management activities	56	140
Accrued expenses and other current liabilities	93	87
Total current liabilities	597	734
Other Liabilities
Long-term debt and capital leases	943	955
Derivative instruments	18	82
Derivative instruments — affiliate	23	51
Out-of-market contracts	575	603
Other non-current liabilities	116	120
Total non-current liabilities	1,675	1,811
Total Liabilities	2,272	2,545
Commitments and Contingencies
Member’s Equity
Member’s interest	691	841
Total Member’s Equity	691	841
Total Liabilities and Member’s Equity	$2,963	$3,386
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	For the Year Ended December 31,	December 15, 2012 through	January 1, 2012 through	For the Year Ended December 31,
	2013	December 31, 2012	December 14, 2012	2011
	(In millions)		(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$59	$(3)	$(80)	$16
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Depreciation and amortization	95	5	155	177
Amortization of financing costs and debt discount/premiums	(8)	—	—	(1)
Loss on debt extinguishment	—	—	—	23
Amortization of out-of-market contracts and emission allowances	(9)	—	—	0
Gain on disposals and sales of assets	—	—	—	(3)
Impairment losses	—	—	—	128
Changes in derivative instruments	270	12	134	(138)
Excess materials and supplies inventory reserve	—	—	6	—
Lower of cost or market inventory adjustments	—	—	65	8
Potomac River settlement obligation and reversal	—	—	(32)	—
Large scale remediation and settlement costs	—	—	(3)	59
Other, net	(36)	—	—	—
Cash provided/(used) by changes in other working capital, net of acquisition and disposition effects:
Accounts receivable – trade	(26)	(16)	127	75
Accounts receivable – affiliate	—	—	(9)	(20)
Inventory	(47)	(4)	(67)	30
Prepayments and other current assets	(6)	(19)	(23)	(27)
Accounts payable	1	(50)	(56)	39
Accounts payable - affiliate	15	(40)	47	39
Accrued expenses and other current liabilities	6	20	8	25
Other assets and liabilities	(4)	(19)	(2)	(66)
Net Cash Provided/(Used) by Operating Activities	310	(114)	270	364
Cash Flows from Investing Activities
Capital expenditures	(55)	(4)	(190)	(159)
Proceeds from sale of assets, net		—	2	9
Purchase of emission allowances, net of proceeds	(21)	—	—	—
Decrease in restricted cash, net		—	197	702
(Increase)/decrease in notes receivable - affiliate	(101)	95	(211)	(181)
Net Cash Provided/(Used) by Investing Activities	(177)	91	(202)	371
Cash Flows from Financing Activities
Payments for short and long-term debt	(3)	—	(4)	(1,405)
Increase of notes payable-affiliate	—	—	52	49
Capital contributions	70	—	18	474
Distributions to member	(285)	—	(230)	(100)
Redemption of preferred stock in affiliate	—	—	—	—
Net Cash (Used)/Provided by Financing Activities	(218)	—	(164)	(982)
Net (Decrease)/Increase in Cash and Cash Equivalents	(85)	(23)	(96)	(247)
Cash and Cash Equivalents at Beginning of Period	148	171	267	514
Cash and Cash Equivalents at End of Period	$63	$148	$171	$267
Supplemental Disclosures
Interest paid, net of amount capitalized	$73	$—	$72	$94
Cash refunds received for income taxes	$—	$—	$—	$1
Non-cash investing and financing activities
Conversion to equity of notes payable to affiliate	$—	$—	$—	$2
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(In millions)
Predecessor
Balances as of December 31, 2010	$3,573	$—	$3,573
Net income	16	—	16
Distributions to member	(100)	—	(100)
Capital contributions	476	—	476
Balances as of December 31, 2011	$3,965	$—	$3,965
Net loss	(80)	—	(80)
Distributions to member	(230)	—	(230)
Capital contributions	18	—	18
Balances as of December 14, 2012(a)	$3,673	$—	$3,673
Successor
Balances as of December 15, 2012(a)	$844	$—	$844
Net loss	(3)	—	(3)
Balances as of December 31, 2012	$841	$—	$841
Net income	59	—	59
Distributions to member	(209)	—	(209)
Balances as of December 31, 2013	$691	$—	$691

(a)	The differences in equity balances at December 14, 2012 and December 15, 2012 are due to the application of pushdown accounting reflecting the NRG Merger.
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	For the Year Ended December 31,	December 15, 2012 through	January 1, 2012 through	For the Year Ended December 31,
	2013	December 31, 2012	December 14, 2012	2011
	(In millions)		(In millions)
Operating Revenues
Operating revenues	$7	$(3)	$143	$260
Operating revenues — affiliate	872	31	846	1,087
Total operating revenues	879	28	989	1,347
Operating Costs and Expenses
Cost of operations	583	8	202	311
Cost of operations — affiliate	21	13	592	644
Depreciation and amortization	77	4	114	131
Impairment losses	—	—	—	94
Selling, general and administrative	2	—	7	8
Selling, general and administrative — affiliate	64	2	39	49
Total operating costs and expenses	747	27	954	1,237
Operating Income	132	1	35	110
Other Expense
Interest expense	(1)	—	(1)	(1)
Interest expense — affiliate	(3)	—	(3)	(4)
Total other expense	(4)	—	(4)	(5)
Income Before Income Taxes	128	1	31	105
Income tax	—	—	—	—
Net Income	$128	$1	$31	$105
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$64	$135
Accounts receivable — trade	4	4
Accounts receivable — affiliate	35	—
Inventory	158	137
Derivative instruments	298	285
Derivative instruments — affiliate	53	109
Prepayments and other current assets	81	46
Total current assets	693	716
Property, Plant and Equipment
In service	1,061	1,017
Under construction	3	5
Total property, plant and equipment	1,064	1,022
Less accumulated depreciation	(77)	(1)
Net property, plant and equipment	987	1,021
Other Assets
Intangible assets, net of accumulated amortization of $0 and $0	11	11
Derivative instruments	60	351
Derivative instruments — affiliate	96	104
Prepaid rent	25	—
Total other assets	192	466
Total Assets	$1,872	$2,203
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2013	2012
	(In millions)
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	16	16
Accounts payable — affiliate	—	2
Derivative instruments	—	3
Derivative instruments — affiliate	64	97
Cash collateral received in support of energy risk management activities	—	57
Accrued taxes and other current liabilities	49	46
Total current liabilities	134	226
Other Liabilities
Long-term debt and capital leases	5	9
Derivative instruments — affiliate	9	55
Out-of-market contracts	575	603
Other non-current liabilities	71	75
Total non-current liabilities	660	742
Total Liabilities	794	968
Commitments and Contingencies
Member’s Equity
Member’s interest	1,078	1,235
Total Member’s Equity	1,078	1,235
Total Liabilities and Member’s Equity	$1,872	$2,203
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	For the Year Ended December 31,	December 15, 2012 through	January 1, 2012 through	For the Year Ended December 31,
	2013	December 31, 2012	December 14, 2012	2011
	(In millions)		(In millions)
Cash Flows from Operating Activities
Net income	$128	$1	$31	$105
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	77	4	114	131
Loss on disposals and sales of assets	7	—	—	—
Amortization of out-of-market contracts and emission allowances	(11)	—	—	—
Impairment losses	—	—	—	94
Changes in derivative instruments	260	7	115	(120)
Excess materials and supplies inventory reserve	—	—	4	—
Lower of cost or market inventory adjustments	—	—	65	8
Potomac River settlement obligation and reversal	—	—	(32)	—
Large scale remediation and settlement costs	—	—	(3)	59
Cash provided/(used) by changes in other working capital, net of acquisition and disposition effects:
Accounts receivable - trade	—	(2)	22	(4)
Accounts receivable - affiliate	—	—	10	125
Inventory	(21)	(4)	(46)	(53)
Prepayments and other current assets	(69)	(32)	(16)	(31)
Accounts payable	—	2	44	19
Accounts payable - affiliate	—	—	(7)	(70)
Accrued expenses and other current liabilities	(8)	15	—	24
Other assets and liabilities	(102)	(16)	(11)	(35)
Net Cash Provided/(Used) by Operating Activities	261	(25)	290	252
Cash Flows from Investing Activities
Capital expenditures	(44)	(3)	(159)	(147)
Proceeds from the sales of assets	—	—	1	1
Decrease/(increase) in restricted cash, net	—	—	197	(166)
Net Cash (Used)/Provided by Investing Activities	(44)	(3)	39	(312)
Cash Flows from Financing Activities
Payments for short and long-term debt	(3)	—	(4)	(4)
Capital contributions	—	—	—	30
Distributions to member	(285)	—	(230)	(100)
Net Cash Used by Financing Activities	(288)	—	(234)	(74)
Net (Decrease)/Increase in Cash and Cash Equivalents	(71)	(28)	95	(134)
Cash and Cash Equivalents at Beginning of Period	135	163	68	202
Cash and Cash Equivalents at End of Period	$64	$135	$163	$68
Supplemental Disclosures
Cash refunds received for income taxes	$—	$—	$—	$1
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(In millions)
Predecessor
Balances as of December 31, 2010	$3,892	$—	$3,892
Net income	105	—	105
Distributions to member	(100)	—	(100)
Capital contributions	30	—	30
Balances as of December 31, 2011	$3,927	$—	$3,927
Net income	31	—	31
Distributions to member	(230)	—	(230)
Balances as of December 14, 2012(a)	$3,728	$—	$3,728
Successor
Balances as of December 15, 2012(a)	$1,234	$—	$1,234
Net income	1	—	1
Balances as of December 31, 2012	$1,235	$—	$1,235
Net income	128	—	128
Distributions to member	(285)	—	(285)
Balances as of December 31, 2013	$1,078	$—	$1,078

(a)	The differences in equity balances at December 14, 2012 and December 15, 2012 are due to the application of pushdown accounting reflecting the NRG Merger.
See notes to Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Business (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
General
GenOn is a wholesale generator with approximately 19,997 MW of net electric generating capacity located in the U.S.
GenOn Americas Generation is a wholesale generator with approximately 7,852 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 19,997 MW of net electric generating capacity of GenOn.
GenOn Mid-Atlantic operates and owns or leases 4,683 MW of net electric generating capacity in Maryland, near Washington, D.C. GenOn Mid-Atlantic’s electric generating capacity is part of the 7,852 MW of net electric generating capacity of GenOn Americas Generation. GenOn Mid-Atlantic’s generating facilities serve the Eastern PJM markets.
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

	(In MW)
Generation Type	East	South Central	West	Total
Natural gas	6,389	1,198	4,435	12,022
Coal	5,898	—	—	5,898
Oil	2,077	—	—	2,077
Total generation capacity	14,364	1,198	4,435	19,997
GenOn Americas Generation facilities consist of baseload, intermediate and peaking power generation facilities. The following table summarizes GenOn Americas Generation's portfolio by operating segment.

	(In MW)
Generation Type	East	West	Total
Natural gas	2,938	1,029	3,967
Coal	2,433	—	2,433
Oil	1,452	—	1,452
Total generation capacity	6,823	1,029	7,852
GenOn Mid-Atlantic facilities consist of baseload, intermediate and peaking power generation facilities. The following table summarizes GenOn Mid-Atlantic's portfolio in the East region.

(In MW)
Generation Type	East
Natural gas	2,433
Coal	1,942
Oil	308
Total generation capacity	4,683
The Registrants sell power from their generation portfolio and offer capacity or similar products to retail electric providers and others, and provide ancillary services to support system reliability.
NRG Merger
On December 14, 2012, NRG completed the acquisition of GenOn with GenOn continuing as a wholly-owned subsidiary of NRG. The NRG Merger is accounted for under the acquisition method of accounting. Fair value adjustments related to the NRG Merger have been pushed down to GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, resulting in certain assets and liabilities of the Registrants being recorded at fair value at December 15, 2012. See Note 3, NRG Merger and Dispositions, for further discussion.

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
Note 2 — Summary of Significant Accounting Policies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Basis of Presentation and Principles of Consolidation
This is a combined annual report of the Registrants. The notes to the consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure.
The Registrants' consolidated financial statements have been prepared in accordance with U.S. GAAP. The ASC, established by the FASB, is the source of authoritative U.S. GAAP to be applied by nongovernmental entities. In addition, the rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.
The consolidated financial statements include the Registrants' accounts and operations and those of their subsidiaries in which the Registrants have a controlling interest. All significant intercompany transactions and balances have been eliminated in consolidation. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist through arrangements that do not involve controlling voting interests. As such, the Registrants apply the guidance of ASC 810, Consolidations, or ASC 810, to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a VIE, should be consolidated.
Predecessor and Successor Reporting
On December 14, 2012, NRG completed the acquisition of GenOn with GenOn continuing as a wholly-owned subsidiary of NRG. The NRG Merger is accounted for under the acquisition method of accounting. Fair value adjustments related to the NRG Merger have been pushed down to GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic, resulting in certain assets and liabilities of the Registrants being recorded at fair value at December 15, 2012. See Note 3, NRG Merger and Dispositions, for further discussion.
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
Funds Deposited by Counterparties (GenOn)
Funds deposited by counterparties consist of cash held by GenOn as a result of collateral posting obligations from GenOn's counterparties. Some amounts are segregated into separate accounts that are not contractually restricted but, based on GenOn's intentions, are not available for the payment of general corporate obligations. Depending on market fluctuations and the settlement of the underlying contracts, GenOn will refund this collateral to the hedge counterparties pursuant to the terms and conditions of the underlying trades. Since collateral requirements fluctuate daily and GenOn cannot predict if any collateral will be held for more than twelve months, the funds deposited by counterparties are classified as a current asset on GenOn's balance sheets, with an offsetting liability for this cash collateral received within current liabilities. Changes in funds deposited by counterparties are closely associated with GenOn's operating activities and are classified as an operating activity in GenOn's consolidated statements of cash flows.

Restricted Cash
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Registrants' projects that are restricted in their use. These funds are used to pay for current operating expenses and current debt service payments.
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
Interest incurred on funds borrowed to finance capital projects is capitalized until the project under construction is ready for its intended use. The amounts of interest capitalized were as follows:

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
GenOn	$21	$2	$35	$15
GenOn Americas Generation	2	—	3	3
When a project is available for operations, capitalized interest and project development costs are reclassified to property, plant and equipment and amortized on a straight-line basis over the estimated useful life of the project's related assets. Capitalized costs are charged to expense if a project is abandoned or management otherwise determines the costs to be unrecoverable.

Intangible Assets
Intangible assets represent contractual rights held by the Registrants. The Registrants recognize specifically identifiable intangible assets when specific rights and contracts are acquired. As of December 31, 2013 and 2012, the Registrants' intangible assets are comprised of SO2 emission allowances and CO2 emission credits held for compliance with RGGI that are held-for-use and are amortized to cost of operations based on straight line or units of production basis. The following table presents the Registrants’ amortization of intangible assets for each of the past three years:

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
GenOn	$25	$1	$5	$23
GenOn Americas Generation	21	1	3	9
GenOn Mid-Atlantic	18	—	—	5
The following table presents estimated amortization of the Registrants’ intangible assets for each of the next five years:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
2014	$24	$24	$22
2015	19	19	17
2016	22	22	19
2017	22	22	21
2018	27	27	25
Intangible assets determined to have indefinite lives are not amortized, but rather are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that such acquired intangible assets have been determined to have finite lives and should now be amortized over their useful lives. The Registrants had no intangible assets with indefinite lives recorded as of December 31, 2013.
Emission allowances held-for-sale, which are included in other non-current assets on the Registrants' consolidated balance sheets, are not amortized; they are carried at the lower of cost or fair value and reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment.
Out of Market Contracts
In connection with the NRG Merger, acquired out-of-market contracts were pushed down to the Registrants, as applicable, and primarily relate to GenOn Mid-Atlantic and REMA leases and long-term natural gas transportation and storage contracts. These out-of-market contracts are amortized to operating revenues and cost of operations, as applicable, based on the nature of the contracts and over their contractual lives. The following table presents the Registrants' amortization of out-of-market contracts for each of the past three years:

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
GenOn	$75	$2	$67	$45
GenOn Americas Generation	28	1	—	—
GenOn Mid-Atlantic	28	1	—	—
The following table summarizes the estimated amortization related to the Registrants’ out-of-market contracts:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
2014	$75	$28	$28
2015	76	28	28
2016	81	28	28
2017	76	28	28
2018	71	28	28

Income Taxes
GenOn
GenOn is a wholly-owned subsidiary of NRG that exists as a corporate regarded entity for income tax purposes. As a result, GenOn, GenOn Americas and NRG have direct liability for the majority of the federal and state income taxes resulting from GenOn's operations. GenOn has allocated income taxes as if it were a single consolidated taxpayer using the liability method in accordance with ASC 740, which requires that GenOn use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences.
GenOn has two categories of income tax expense or benefit - current and deferred, as follows:
•Current income tax expense or benefit consists solely of current taxes payable less applicable tax credits, and
•Deferred income tax expense or benefit is the change in the net deferred income tax asset or liability, excluding amounts charged or credited to accumulated other comprehensive income.
To the extent that GenOn provides current tax expense or benefit, any related tax payable or receivable to NRG is reclassified to equity in the same period since GenOn does not have a tax sharing agreement with NRG.
GenOn reports some of its revenues and expenses differently for financial statement purposes than for income tax return purposes, resulting in temporary and permanent differences between GenOn's financial statements and income tax returns. The tax effects of such temporary differences are recorded as either deferred income tax assets or deferred income tax liabilities in GenOn's consolidated balance sheets. When necessary, deferred tax assets are reduced by a valuation allowance to reflect the amount that is estimated to be recoverable. In assessing the recoverability of the deferred tax assets, GenOn considers whether it is likely that some portion or all of the deferred tax assets will be realized.
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
GenOn accounts for uncertain tax positions in accordance with ASC 740, which applies to all tax positions related to income taxes. Under ASC 740, tax benefits are recognized when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit recognized from a position that has surpassed the more-likely-than-not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. The Company recognizes interest and penalties accrued related to uncertain tax benefits as a component of income tax expense.
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
GenOn Americas Generation reports some of its revenues and expenses differently for financial statement purposes than for income tax return purposes for the regarded corporate entities, resulting in temporary and permanent differences between GenOn Americas Generation’s financial statements and income tax returns. The tax effects of such temporary differences are recorded as either deferred income tax assets or deferred income tax liabilities in GenOn Americas Generation’s consolidated balance sheet. GenOn Americas Generation measures its deferred income tax assets and deferred income tax liabilities using income tax rates that are currently in effect. When necessary, deferred tax assets are reduced by a valuation allowance to reflect the amount that is estimated to be recoverable. In assessing the recoverability of the deferred tax assets, GenOn Americas Generation considers whether it is likely that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

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
GenOn Americas Generation accounts for uncertain tax positions in accordance with ASC 740, which applies to all tax positions related to income taxes for the regarded corporate entities. Under ASC 740, tax benefits are recognized when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit recognized from a position that has surpassed the more-likely-than-not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. The Company recognizes interest and penalties accrued related to uncertain tax benefits as a component of income tax expense.
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
PPAs (GenOn and GenOn Americas Generation) — Certain of GenOn and GenOn Americas Generation's revenues are currently obtained through PPAs or other contractual arrangements. All of these PPAs are accounted for as operating leases in accordance with ASC 840, Leases, or ASC 840. ASC 840 requires minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. These leases have no minimum lease payments and all the rent is recorded as contingent rent on an actual basis when the electricity is delivered.
Derivative Financial Instruments
The Registrants account for derivative financial instruments under ASC 815, which requires the Registrants to record all derivatives on the balance sheet at fair value unless they qualify for a NPNS exception. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings. Changes in the fair value of derivatives accounted for as hedges, if elected for hedge accounting, are either:
•Recognized in earnings as an offset to the changes in the fair value of the related hedged assets, liabilities and firm commitments; and
•Deferred and recorded as a component of accumulated OCI until the hedge transactions occur and are recognized in earnings.
The Registrants’ primary derivative instruments are financial power and natural gas contracts, fuels purchase contracts, other energy related commodities, and interest rate instruments used to mitigate variability in earnings due to fluctuations in market prices and interest rates. On an ongoing basis, the Registrants assess the effectiveness of all derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in fair values or cash flows of hedged items. Internal analyses that measure the statistical correlation between the derivative and the associated hedged item determine the effectiveness of such an energy contract designated as a hedge. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting will be discontinued prospectively. If the derivative instrument is terminated, the effective portion of this derivative deferred in accumulated OCI will be frozen until the underlying hedged item is delivered

Revenues and expenses on contracts that qualify for the NPNS exception are recognized when the underlying physical transaction is delivered. While these contracts are considered derivative financial instruments under ASC 815, they are not recorded at fair value, but on an accrual basis of accounting. If it is determined that a transaction designated as NPNS no longer meets the scope exception, the fair value of the related contract is recorded on the balance sheet and immediately recognized through earnings.
The Registrants’ trading activities are subject to limits in accordance with the Risk Management Policy. These contracts are recognized on the balance sheet at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings.
Concentrations of Credit Risk
Financial instruments which potentially subject the Registrants to concentrations of credit risk consist primarily of accounts receivable and derivatives. Certain accounts receivable and derivative instruments are concentrated within entities engaged in the energy industry. These industry concentrations may impact the Registrants’ overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. Receivables and other contractual arrangements are subject to collateral requirements under the terms of enabling agreements. However, the Registrants believe that the credit risk posed by industry concentration is offset by the diversification and creditworthiness of the Registrants’ customer base. See Note 4, Fair Value of Financial Instruments, for a further discussion of derivative concentrations.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, funds deposited by counterparties, receivables, accounts payables, and accrued liabilities approximate fair value because of the short-term maturity of these instruments. See Note 4, Fair Value of Financial Instruments, for a further discussion of fair value of financial instruments.
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
Upon initial recognition of a liability for an ARO, the Registrants capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its future value, while the capitalized cost is depreciated over the useful life of the related asset. See Note 11, Asset Retirement Obligations, for a further discussion of AROs.
Pensions (GenOn)
GenOn offers pension benefits through defined benefit pension plans. In addition, GenOn provides postretirement health and welfare benefits for certain groups of employees. GenOn accounts for pension and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits. GenOn recognizes the funded status of its defined benefit plans in the statement of financial position and records an offset for gains and losses as well as all prior service costs that have not been included as part of GenOn's net periodic benefit cost to other comprehensive income. The determination of GenOn's obligation and expenses for pension benefits is dependent on the selection of certain assumptions. These assumptions determined by management include the discount rate, the expected rate of return on plan assets and the rate of future compensation increases. GenOn's actuarial consultants determine assumptions for such items as retirement age. The assumptions used may differ materially from actual results, which may result in a significant impact to the amount of pension obligation or expense recorded by GenOn.
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
In recording transactions and balances resulting from business operations, the Registrants use estimates based on the best information available. Estimates are used for such items as plant depreciable lives, tax provisions, actuarially determined benefit costs, the valuation of energy commodity contracts, environmental liabilities, legal costs incurred in connection with recorded loss contingencies, and assets acquired and liabilities assumed in business combinations, among others. In addition, estimates are used to test long-lived assets for impairment and to determine the fair value of impaired assets. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Reclassifications
Certain prior-year amounts have been reclassified for comparative purposes. The reclassifications did not affect results from operations. The Registrants reclassified certain balances from cash and cash equivalents to funds deposited by counterparties, which impacted cash flows from operations in the prior years.
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
ASU 2013-02 (GenOn) - Effective January 1, 2013, the Company adopted the provisions of ASU No. 2013-02, Other Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU No. 2013-02, and began reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income within the notes to the financial statements if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts not required by U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures which provide additional information about the amounts. The provisions of ASU No. 2013-02 are required to be adopted prospectively. As this guidance provides only presentation requirements, the adoption of this standard did not impact GenOn's results of operations, cash flows or financial position.
Other - The following accounting standard was issued in 2013 and was adopted January 1, 2014:
•ASU 2013-11 - In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU No. 2013-11.  The amendments of ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction of a deferred tax asset for a net operating loss, or NOL, a similar tax loss or tax credit carryforwards rather than a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. The adoption of this standard will not impact the Company’s results of operations or cash flows.

Note 3 — NRG Merger and Dispositions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Kendall Disposition (GenOn and GenOn Americas Generation)
On January, 31, 2014, NRG North America LLC, a wholly owned subsidiary of GenOn Americas Generations, completed the sale of NRG Kendall LLC to Veolia Energy North America Holdings, Inc. for cash consideration of $50 million. There was no significant gain or loss recorded in results of operations of GenOn or GenOn Americas Generation during the first quarter of 2014 as the carrying value of the net assets of NRG Kendall LLC approximated fair value upon disposition.
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
The acquisition was recorded as a business combination, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The accounting for the business combination has been completed as of December 13, 2013. See Note 3, NRG Merger, in the Registrants' 2012 Form 10-K for additional information related to the NRG Merger.
The following tables summarize the historical carrying amounts, the acquisition accounting adjustments, the preliminary acquisition-date fair value and the measurement period adjustments through December 13, 2013 to the provisional allocation for assets acquired and liabilities assumed initially recorded in 2012 due to the ongoing evaluation of initial estimates during the measurement period.
GenOn

	Historical carrying amount	Acquisition accounting adjustment	Acquisition-date fair value as reported in 2012 10-K	Measurement period adjustments	Revised acquisition-date fair value
	(In millions)
Assets
Cash	$983	$—	$983	$—	$983
Other current and non-current assets	2,049	(664)	1,385	28	1,413
Property, plant and equipment	6,286	(2,350)	3,936	(115)	3,821
Derivative assets	1,143	14	1,157	—	1,157
Deferred income taxes	220	—	220	—	220
Total assets	$10,681	$(3,000)	$7,681	$(87)	$7,594
Liabilities
Other current and non-current liabilities	$1,299	$13	$1,312	$54	$1,366
Out-of-market contracts and leases	331	733	1,064	62	1,126
Derivative liabilities	414	(15)	399	—	399
Deferred income taxes	220	—	220	—	220
Long-term debt and capital leases	3,725	478	4,203	3	4,206
Total liabilities	$5,989	$1,209	$7,198	$119	$7,317
Net assets	$4,692	$(4,209)	$483	$(206)	$277

GenOn Americas Generation

	Historical carrying amount	Acquisition accounting adjustment	Acquisition-date fair value as reported in 2012 10-K	Measurement period adjustments	Revised acquisition-date fair value
	(In millions)
Assets
Cash	$171	$—	$171	$—	$171
Other current and non-current assets	1,509	(531)	978	31	1,009
Property, plant and equipment	2,875	(1,546)	1,329	(106)	1,223
Derivative assets	1,226	12	1,238	—	1,238
Total assets	$5,781	$(2,065)	$3,716	$(75)	$3,641
Liabilities
Other current and non-current liabilities	$705	$(34)	$671	$32	$703
Out-of-market contracts and leases	—	540	540	64	604
Derivative liabilities	539	(10)	529	—	529
Long-term debt and capital leases	862	99	961	—	961
Total liabilities	$2,106	$595	$2,701	$96	$2,797
Net assets	$3,675	$(2,660)	$1,015	$(171)	$844
GenOn Mid-Atlantic

	Historical carrying amount	Acquisition accounting adjustment	Acquisition-date fair value as reported in 2012 10-K	Measurement period adjustments	Revised acquisition-date fair value
	(In millions)
Assets
Cash	$163	$—	$163	$—	$163
Other current and non-current assets	700	(502)	198	(1)	197
Property, plant and equipment	2,399	(1,178)	1,221	(199)	1,022
Derivative assets	851	12	863	—	863
Total assets	$4,113	$(1,668)	$2,445	$(200)	$2,245
Liabilities
Other current and non-current liabilities	$198	$6	$204	$27	$231
Out-of-market contracts and leases	—	540	540	64	604
Derivative liabilities	172	(10)	162	—	162
Long-term debt and capital leases	14	—	14	—	14
Total liabilities	$384	$536	$920	$91	$1,011
Net assets	$3,729	$(2,204)	$1,525	$(291)	$1,234
The estimated fair values of the property, plant and equipment were significantly lower than the book value, which reflects changes to expected market dynamics, including commodity prices, resulting in lower estimated cash flows and in some cases, shorter useful lives of the underlying assets. The measurement period adjustments for property, plant and equipment and out-of-market liabilities primarily reflect revisions of various estimates based on additional information available. In addition, measurement period adjustments were recorded for additional environmental reserves resulting from further review and revisions to various estimates. The difference between the historical tax basis of the assets and liabilities over the net amount assigned to the assets and liabilities in acquisition accounting was recorded as a net deferred tax asset. Based on cumulative pre-tax losses, a valuation allowance for the full amount of the net deferred tax assets was also recorded.

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
The estimated carrying values and fair values of GenOn and GenOn Americas Generation’s debt are as follows:
GenOn

	As of December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Liabilities
Long and short-term debt	$3,120	$3,058	$4,185	$4,209
The fair value of long and short-term debt that is estimated using reported market prices for instruments that are publicly traded is classified as Level 2 within the fair value hierarchy. The fair value of non-publicly traded debt is based on the income approach valuation technique using current interest rates for similar instruments with equivalent credit quality and is classified as Level 3 within the fair value hierarchy.
GenOn Americas Generation

	As of December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Liabilities
Long and short-term debt	$938	$883	$946	$967
The fair value of long and short-term debt is estimated using reported market prices for instruments that are publicly traded and is classified as Level 2 within the fair value hierarchy.
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
GenOn
The following tables present assets and liabilities measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2013
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$141	$507	$3	$651
Derivative liabilities:
Commodity contracts	$25	$149	$7	$181

Other assets (b)	$37	$—	$—	$37
(a)    There were no transfers during the year ended December 31, 2013 between Levels 1 and 2.

(b)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees.

	As of December 31, 2012
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$139	$946	$31	$1,116
Derivative liabilities:
Commodity contracts	$52	$253	$14	$319
Interest rate contracts	—	50	—	50
Total liabilities	$52	$303	$14	$369

Other assets (b)	$21	$—	$—	$21
(a)    There were no transfers during the year ended December 31, 2012 between Levels 1 and 2.

(b)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees.

The following tables reconcile the beginning and ending balances for derivatives that are recognized at fair value in GenOn’s consolidated financial statements at least annually using significant unobservable inputs for the year ended December 31, 2013 and for the periods from December 15, 2012 through December 31, 2012 and from January 1, 2012 through December 14, 2012:

	Successor		Predecessor
	For the year ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)		Derivatives (a)
	(In millions)		(In millions)
Balance as of beginning of period (b)	$17	$18	$(31)
Total gains and losses (realized/unrealized) included in earnings (c)	(17)	(3)	(37)
Purchases	(3)	2	—
Transfers out of Level 3 (d)	(1)	—	—
Balance as of end of period	$(4)	$17	$(68)
The amount of the total gains/(losses) for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at end of period	$—	$4	$(80)

(a)	Consists of derivatives assets and liabilities, net.

(b)	The change in Level 3 balance is primarily driven by the change in accounting policy at the NRG Merger date to include all curves with broker-quoted coal contracts within the Level 2 designation.
(c)    Contracts entered into are reported with total gains and losses included in earnings in the predecessor periods.
(d) Transfers out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period.
GenOn Americas Generation
The following tables present assets and liabilities (including amounts with affiliates) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2013
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$153	$575	$7	$735
Derivative liabilities:
Commodity contracts	$74	$226	$8	$308
(a)    There were no transfers during the year ended December 31, 2013 between Levels 1 and 2.

	As of December 31, 2012
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$170	$991	$31	$1,192
Derivative liabilities:
Commodity contracts	$123	$358	$14	$495
(a)    There were no transfers during the year ended December 31, 2012 between Levels 1 and 2.

The following tables reconcile the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs for the year ended December 31, 2013 and for the periods from December 15, 2012 through December 31, 2012 and from January 1, 2012 through December 14, 2012:

	Successor		Predecessor
	For the year ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)		Derivatives (a)
	(In millions)		(In millions)
Balance as of beginning of period (b)	$17	$18	$(32)
Total gains and losses (realized/unrealized) included in earnings (c)	(17)	(3)	(33)
Purchases	—	2	—
Transfers out of Level 3 (d)	(1)	—	—
Balance as of end of period	$(1)	$17	$(65)
The amount of the total gains/(losses) for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at end of period	$—	$4	$(70)

(a)	Consists of derivatives assets and liabilities, net.

(b)	The change in Level 3 balance is primarily driven by the change in accounting policy at the NRG Merger date to include all curves with broker-quoted coal contracts within the Level 2 designation.

(c)	Contracts entered into are reported with total gains and losses included in earnings in the predecessor periods.
(d) Transfers out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period.
GenOn Mid-Atlantic
The following tables present assets and liabilities (including amounts with affiliates) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2013
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$87	$420	$—	$507
Derivative liabilities:
Commodity contracts	$13	$60	$—	$73
(a)    There were no transfers during the year ended December 31, 2013 between Levels 1 and 2.

	As of December 31, 2012
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$63	$778	$8	$849
Derivative liabilities:
Commodity contracts	$16	$138	$1	$155
(a)    There were no transfers during the year ended December 31, 2012 between Levels 1 and 2.

The following tables reconcile the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs for the year ended December 31, 2013 and for the periods from December 15, 2012 through December 31, 2012 and from January 1, 2012 through December 14, 2012:

	Successor		Predecessor
	For the year ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)		Derivatives (a)
	(In millions)		(In millions)
Balance as of beginning of period (b)	$7	$8	$(64)
Total gains and losses (realized/unrealized) included in earnings (c)	(7)	(1)	3
Balance as of end of period	$—	$7	$(61)
The amount of the total gains/(losses) for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at end of period	$—	$1	$(36)
(a)    Consists of derivatives assets and liabilities, net.

(b)	The change in Level 3 balance is primarily driven by the change in accounting policy at the NRG Merger date to include all curves with broker-quoted coal contracts within the Level 2 designation.

(c)	Contracts entered into are reported with total gains and losses included in earnings in the predecessor periods.
Realized and unrealized gains and losses included in earnings that are related to energy derivatives are recorded in operating revenues and cost of operations.
Derivative Fair Value Measurements
A portion of the Registrants’ contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants’ contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of the Registrants’ markets, quotes are from multiple sources. To the extent that the Registrants receive multiple quotes, prices reflect the average of the bid-ask mid-point prices obtained from all sources that the Registrants believe provide the most liquid market for the commodity. If the Registrants receive one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Registrants’ derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Registrants believe such price quotes are executable. The Registrants do not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Contracts valued with prices provided by models and other valuation techniques make up 0% of GenOn's derivative assets and 4% of GenOn's derivative liabilities, 1% of GenOn Americas Generation’s derivative assets and 3% of GenOn Americas Generation's derivative liabilities and 0% of GenOn Mid-Atlantic’s derivative assets and 0% of GenOn Mid-Atlantic's derivative liabilities.

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

	As of December 31,
	2013	2012
	(In millions)	(In millions)
GenOn	$1	$4
GenOn Americas Generation	1	4
GenOn Mid-Atlantic	3	4
The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2013, and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts the Registrants hold and sell. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
Under the guidance of ASC 815, entities may choose to offset cash collateral paid or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Registrants have chosen not to offset positions as defined in ASC 815. As of December 31, 2013, GenOn recorded $62 million of cash collateral paid and $56 million of cash collateral received on its balance sheet. As of December 31, 2013, GenOn Americas Generation recorded $50 million of cash collateral paid and $56 million of cash collateral received on its balance sheet. As of December 31, 2013, GenOn Mid-Atlantic had no outstanding cash collateral paid or received on its balance sheet.
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
As of December 31, 2013, counterparty credit exposure to a significant portion of GenOn’s counterparties was $538 million and GenOn held no collateral (cash or letters of credit) against those positions, resulting in a net exposure of $538 million. Approximately 99% of GenOn's exposure before collateral is expected to roll off by the end of 2015. GenOn Americas Generation’s counterparty credit exposure to a significant portion of counterparties was $527 million and GenOn Americas Generation held no collateral (cash or letters of credit) against those positions, resulting in a net exposure of $527 million. Approximately 100% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2015. GenOn Mid-Atlantic’s counterparty credit exposure to a significant portion of counterparties was $361 million and GenOn Mid-Atlantic held no collateral (cash or letters of credit) against those positions, resulting in a net exposure of $361 million. Approximately 100% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2015.

The following tables highlight the counterparty credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2013, the exposure is shown net of collateral held and includes amounts net of receivables or payables.
GenOn

Category	Net Exposure (a) (% of Total)
Financial institutions	68%
Utilities, energy merchants, marketers and other	12%
ISOs	20%
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	98%
Non-rated	2%
Total	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $326 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
GenOn Americas Generation

Category	Net Exposure (a) (% of Total)
Financial institutions	69%
Utilities, energy merchants, marketers and other	11%
ISOs	20%
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	98%
Non-rated	2%
Total	100%
(a)     Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
 GenOn Americas Generation has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $377 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Americas Generation does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
GenOn Mid-Atlantic

Category	Net Exposure (a) (% of Total)
Financial institutions	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%
(a)Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
 GenOn Mid-Atlantic has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $335 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Mid-Atlantic does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

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
GenOn
As of December 31, 2013, GenOn’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn’s generation assets' forecasted output through 2017.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn’s generation assets through 2015.
Also, as of December 31, 2013, GenOn had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Load-following electric sale contracts extending through 2014;

•	Power tolling contracts through 2014;

•	Coal purchase contracts through 2020;

•	Natural gas transportation contracts and storage agreements through 2023; and

•	Coal transportation contracts through 2014.

GenOn Americas Generation
As of December 31, 2013, GenOn Americas Generation’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn Americas Generation’s generation assets' forecasted output through 2017.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn Americas Generation’s generation assets through 2015.
Also, as of December 31, 2013, GenOn Americas Generation had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Load-following electric sale contracts extending through 2014;

•	Power tolling contracts through 2014;

•	Natural gas transportation contracts and storage agreements through 2023; and

•	Coal transportation contracts through 2014.
GenOn Mid-Atlantic
As of December 31, 2013, GenOn Mid-Atlantic’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn Mid-Atlantic’s generation assets' forecasted output through 2017.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn Mid-Atlantic’s generation assets through 2015.
Also, as of December 31, 2013, GenOn Mid-Atlantic had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Load-following electric sale contracts extending through 2014;

•	Natural gas transportation contracts and storage agreements through 2023; and

•	Coal transportation contracts through 2014.
Interest Rate Swaps (GenOn)
In 2010, NRG Marsh Landing entered into interest rate protection agreements (interest rate swaps) in connection with its project financing, which have been designated as cash flow hedges. NRG Marsh Landing entered into the interest rate swaps to reduce the risks with respect to the variability of the interest rates for the term loans. On July 22, 2013, concurrent with the initial public offering of NRG Yield, Inc., GenOn sold its ownership interests in NRG Marsh Landing Holdings LLC to NRG Yield LLC, which included the assignment of the related interest rate swap liability.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of December 31, 2013, and December 31, 2012. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of December 31,		As of December 31,		As of December 31,
		2013	2012	2013	2012	2013	2012
Commodity	Units	(In millions)	(In millions)	(In millions)	(In millions)	(In millions)	(In millions)
Coal	Short Ton	6	5	4	4	4	4
Natural Gas	MMBtu	(111)	(194)	(113)	(150)	(119)	(150)
Power	MWh	(26)	(43)	(14)	(22)	(14)	(22)
Interest	Dollars	$—	$475	$—	$—	$—	$—

Fair Value of Derivative Instruments
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In millions)		(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$—	$9
Interest rate contracts long-term	—	—	—	41
Total Derivatives Designated as Cash Flow Hedges	—	—	—	50
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	469	604	163	236
Commodity contracts long-term	182	512	18	83
Total Derivatives Not Designated as Cash Flow Hedges	651	1,116	181	319
Total Derivatives	$651	$1,116	$181	$369
GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In millions)		(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$546	$656	$267	$362
Commodity contracts long-term	189	536	41	133
Total Derivatives Not Designated as Cash Flow Hedges	$735	$1,192	$308	$495
GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In millions)		(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$351	$394	$64	$100
Commodity contracts long-term	156	455	9	55
Total Derivatives Not Designated as Cash Flow Hedges	$507	$849	$73	$155

The Registrants have elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and do no offset amounts at the counterparty master agreement level. In addition, collateral received or paid on the Registrants' derivative assets or liabilities are recorded on a separate line item on the balance sheet. The following tables summarize the offsetting of derivatives by counterparty master agreement level and collateral received or paid:
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2013	(in millions)
Commodity Contracts:
Derivative assets	$645	$(154)	$(56)	$435
Derivative assets- affiliate	6	(3)	—	3
Derivative liabilities	(178)	154	—	(24)
Derivative liabilities- affiliate	(3)	3	—	—
Total derivative instruments	$470	$—	$(56)	$414
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2013	(in millions)
Commodity Contracts:
Derivative assets	$643	$(154)	$(56)	$433
Derivative assets- affiliate	92	(92)	—	—
Derivative liabilities	(178)	154	—	(24)
Derivative liabilities- affiliate	(130)	92	—	(38)
Total derivative instruments	$427	$—	$(56)	$371
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2013	(in millions)
Commodity Contracts:
Derivative assets	$358	$—	$—	$358
Derivative assets- affiliate	149	(73)	—	76
Derivative liabilities	—	—	—	—
Derivative liabilities- affiliate	(73)	73	—	—
Total derivative instruments	$434	$—	$—	$434
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2012	(in millions)
Commodity Contracts:
Derivative assets	$1,107	$(260)	$(243)	$604
Derivative assets- affiliate	9	(9)	—	—
Derivative liabilities	(310)	260	1	(49)
Derivative liabilities- affiliate	(9)	9	—	—
Total commodity contracts	797	—	(242)	555
Interest rate contracts:
Derivative liabilities	(50)	—	—	(50)
Total derivative instruments	$747	$—	$(242)	$505

GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2012	(in millions)
Commodity Contracts:
Derivative assets	$1,107	$(260)	$(243)	$604
Derivative assets- affiliate	85	(85)	—	—
Derivative liabilities	(310)	260	1	(49)
Derivative liabilities- affiliate	(185)	85	—	(100)
Total derivative instruments	$697	$—	$(242)	$455
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2012	(in millions)
Commodity Contracts:
Derivative assets	$636	$(3)	$(57)	$576
Derivative assets- affiliate	213	(152)	—	61
Derivative liabilities	(3)	3	—	—
Derivative liabilities- affiliate	(152)	152	—	—
Total derivative instruments	$694	$—	$(57)	$637
Accumulated Other Comprehensive Loss (GenOn)
The following table summarizes the effects on GenOn's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax of zero dollars:

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
Accumulated OCI balance, beginning of period	$1	$—	$(34)	$21
Recognized in OCI on interest rate derivatives	19	1	(16)	(55)
Reclassified from accumulated OCI into earnings(a)(b)	(2)	—	(2)	—
Reversal as part of sale to NRG Yield LLC (d)	(18)	—	—	—
Accumulated OCI balance, end of period	$—	$1	$(52)	$(34)
Valuation adjustments	$—	$—	$—	$4	(c)

(a)	Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded in interest expense.

(b)
All of the forecasted transactions (future interest payments) were deemed probable of occurring; therefore, no cash flow hedges were discontinued and no amount was recognized in GenOn’s results of operations as a result of discontinued cash flow hedges.

(c)	Represents the default risk of the counterparties to these transactions and GenOn’s own non‑performance risk. The effect of these valuation adjustments is recorded in interest expense.

(d)	The reversal of accumulated OCI as part of the sale of NRG Marsh Landing to NRG Yield LLC resulted in the recognition of additional paid in capital.
Because a significant portion of the interest expense incurred by Marsh Landing during construction was capitalized, amounts included in accumulated other comprehensive loss associated with construction period interest payments were reclassified to property, plant and equipment and will be depreciated over the expected useful life of the Marsh Landing generating facility. Actual amounts reclassified into earnings could vary from the amounts currently recorded as a result of future changes in interest rates.

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
GenOn

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(367)	$(4)	$(307)	$(243)
Net unrealized gains/(losses) on open positions related to economic hedges	40	(5)	166	465
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(327)	(9)	(141)	222
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	(1)	(4)	(8)	6
Net unrealized gains/(losses) on open positions related to trading activity	1	—	6	(4)
Total unrealized mark-to-market (losses)/gains for trading activity	—	(4)	(2)	2
Total unrealized (losses)/gains	$(327)	$(13)	$(143)	$224

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
Revenue from operations — energy commodities	$(356)	$(20)	$(159)	$227
Cost of operations	29	7	16	(3)
Total impact to statement of operations	$(327)	$(13)	$(143)	$224
 GenOn Americas Generation

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(296)	$(2)	$(241)	$(220)
Net unrealized gains/(losses) on open positions related to economic hedges	25	(6)	109	356
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(271)	(8)	(132)	136
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	(1)	(4)	(8)	6
Net unrealized gains/(losses) on open positions related to trading activity	1	—	6	(4)
Total unrealized mark-to-market (losses)/gains for trading activity	—	(4)	(2)	2
Total unrealized (losses)/gains	$(271)	$(12)	$(134)	$138

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
Revenue from operations — energy commodities	$(302)	$(16)	$(153)	$140
Cost of operations	31	4	19	(2)
Total impact to statement of operations	$(271)	$(12)	$(134)	$138
GenOn Mid-Atlantic

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(296)	$(2)	$(246)	$(215)
Net unrealized gains/(losses) on open positions related to economic hedges	35	(5)	131	335
Total unrealized (losses)/gains	$(261)	$(7)	$(115)	$120

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
Revenue from operations — energy commodities	$(292)	$(12)	$(120)	$119
Cost of operations	31	5	5	1
Total impact to statement of operations	$(261)	$(7)	$(115)	$120
Credit Risk Related Contingent Features (GenOn and GenOn Americas Generation)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of December 31, 2013, was $33 million for GenOn and GenOn Americas Generation. The collateral required for contracts with credit rating contingent features that are in a net liability position as of December 31, 2013, was $0.5 million for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which is approximately $4 million as of December 31, 2013. At December 31, 2013, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features.
See Note 4, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 6 — Inventory (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Inventory consisted of:
GenOn

	As of December 31,
	2013	2012
	(In millions)
Fuel oil	$162	$120
Coal	144	170
Spare parts	131	129
Other	6	3
Total Inventory	$443	$422
GenOn Americas Generation

	As of December 31,
	2013	2012
	(In millions)
Fuel oil	$133	$91
Coal	81	77
Spare parts	55	54
Other	1	1
Total Inventory	$270	$223
GenOn Mid-Atlantic

	As of December 31,
	2013	2012
	(In millions)
Fuel oil	$39	$23
Coal	81	77
Spare parts	37	37
Other	1	—
Total Inventory	$158	$137

Note 7 — Property, Plant and Equipment (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Major classes of property, plant, and equipment were as follows:
GenOn

	As of December 31,
	2013	2012	Depreciable Lives
	(In millions)
Facilities and equipment	$3,130	$2,953	2 - 34 Years
Land and improvements	181	185
Construction in progress	113	693
Total property, plant and equipment	3,424	3,831
Accumulated depreciation	(248)	(1)
Net property, plant and equipment	$3,176	$3,830
GenOn Americas Generation

	As of December 31,
	2013	2012	Depreciable Lives
	(In millions)
Facilities and equipment	$1,213	$1,139	2 - 34 Years
Land and improvements	74	74
Construction in progress	3	9
Total property, plant and equipment	1,290	1,222
Accumulated depreciation	(96)	(1)
Net property, plant and equipment	$1,194	$1,221
GenOn Mid-Atlantic

	As of December 31,
	2013	2012	Depreciable Lives
	(In millions)
Facilities and equipment	$1,045	$1,001	2 - 34 Years
Land and improvements	16	16
Construction in progress	3	5
Total property, plant and equipment	1,064	1,022
Accumulated depreciation	(77)	(1)
Net property, plant and equipment	$987	$1,021

Note 8 — Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Facilities Announced for Deactivation Due to Returns on Investment (GenOn)
The Registrants are subject to extensive environmental regulation by federal, state and local authorities under a variety of statutes, regulations and permits that address discharges into the air, water and soil, and the proper handling of solid, hazardous and toxic materials and waste. Complying with increasingly stringent environmental requirements involves significant capital and operating expenses. To the extent forecasted returns on investments necessary to comply with environmental regulations are insufficient for a particular facility, the Registrants plan to deactivate that facility. In determining the forecasted returns on investments, the Registrants factor in forecasted energy and capacity prices, expected capital expenditures, operating costs, property taxes and other factors. GenOn deactivated the following coal-fired units at the referenced times: Elrama units 1-3 (290 MW) June 2012, Niles unit 2 (110 MW) June 2012, Elrama unit 4 (170 MW) and Niles unit 1 (110 MW) October 2012, and all Titus coal units (245 MW) September 2013. The Registrants expect to deactivate the following generating capacity, primarily coal-fired units, at the referenced times: Portland (400 MW) June 2014, Shawville (597 MW) place in long-term protective layup in April 2015, Gilbert (98 MW) May 2015, Glen Gardner (160 MW) May 2015, and Werner (212 MW) May 2015.
Potomac River Generating Facility
During 2011, NRG Potomac River LLC entered into an agreement with the City of Alexandria, Virginia to remove permanently from service its 480 MW Potomac River generating facility. The agreement, which amends the Project Schedule and Agreement, dated July 2008 with the City of Alexandria, provides for the retirement of the Potomac River generating facility on October 1, 2012, subject to the determination of PJM that the retirement of the facility will not affect reliability and the consent of Potomac Electric Power Company. PJM made the necessary determination and in June 2012 Potomac Electric Power Company gave its consent. As a result, the Potomac River generating facility was retired in October 2012. Upon retirement of the Potomac River generating facility, all funds in the escrow account ($32 million) established under the July 2008 agreement were distributed to NRG Potomac River in October 2012. GenOn Mid-Atlantic therefore reversed $32 million of the previously recorded obligation under the 2008 agreement with the City of Alexandria as a reduction in cost of operations during the period from January 1, 2012 through December 14, 2012.
Contra Costa Generating Facility (GenOn and GenOn Americas Generation)
NRG Delta LLC entered into an agreement with PG&E in September 2009 for 675 MW at Contra Costa for the period from November 2011 through April 2013. At the end of the agreement GenOn Americas Generation retired the Contra Costa facility.
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

Note 9 — Impairments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
2012 Impairments
Long-Lived Assets Impairments (GenOn)
On July 20, 2012, GenOn entered into the NRG Merger Agreement with NRG Energy and a direct wholly-owned subsidiary of NRG. GenOn viewed the execution of the NRG Merger Agreement as a triggering event under accounting guidance and evaluated its long-lived assets for impairment.
For purposes of impairment testing, a long-lived asset must be grouped at the lowest level of identifiable cash flows. Each of GenOn’s generating facilities is viewed as an individual asset group. Upon completion of the assessment, GenOn determined that the Portland and Titus generating facilities were impaired as of September 30, 2012, as the carrying values exceeded the undiscounted cash flows.
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
GenOn’s assumptions related to future prices of electricity, fuel, emission allowances, and capacity were based on observable market prices to the extent available. Longer term power and capacity prices were derived from proprietary fundamental market modeling and analysis. The long-term capacity prices were based on estimated revenue requirements needed to incentivize new generation when needed to maintain reliability standards. For markets with established capacity markets, such as PJM, these estimates are generally consistent with the current structures. The assumptions regarding electricity demand were based on forecasts available from each ISO or NERC region, as applicable. Assumptions for generating capacity additions and retirements included publicly available announcements, which take into account renewable sources of electricity, as well as the need for capacity to maintain reliability in the longer term. In addition, GenOn previously announced its plans for deactivation of the Portland and Titus generating facilities. See Note 8, Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities.
GenOn recorded impairment losses of $37 million and $10 million during the third quarter of 2012 in the consolidated statement of operations to reduce the carrying values of the Portland and Titus generating facilities, respectively, to their estimated fair values of $17 million and $15 million, respectively. The measurements utilized to determine fair value of Portland and Titus for impairment were categorized in Level 3 as of September, 30, 2012.
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

Note 10 —Debt and Capital Leases (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Long-term debt and capital leases consisted of the following:

	As of December 31,
	2013	2012	Interest Rate
	(In millions, except rates)
GenOn Mid-Atlantic:
Chalk Point capital lease, due 2015	$10	$14	8.190
Subtotal GenOn Mid-Atlantic	10	14
GenOn Americas Generation:
Senior unsecured notes, due 2021	503	509	8.500
Senior unsecured notes, due 2031	435	437	9.125
Subtotal GenOn Americas Generation (a)	948	960
GenOn Energy:
Senior unsecured notes, due 2014	—	617	7.625
Senior unsecured notes, due 2017	782	800	7.875
Senior unsecured notes, due 2018	780	801	9.500
Senior unsecured notes, due 2020	621	631	9.875
Other	2	3
Subtotal GenOn Energy	2,185	2,852
Marsh Landing:
Senior secured term loan, due 2017	—	121	L+2.50	(b)
Senior secured term loan, due 2023	—	269	L+2.75	(b)
Subtotal Marsh Landing	—	390
Subtotal	3,133	4,202
Less current maturities	5	32
Total long-term debt and capital leases	$3,128	$4,170
(a) This amount includes GenOn Mid-Atlantic.

(b)	L+ equals LIBOR plus x%.
Long-term debt includes the following premiums:

	As of December 31,
	2013	2012(a)
	(In millions)
GenOn Americas Generation:
Senior unsecured notes, due 2021	$53	$59
Senior unsecured notes, due 2031	35	37
GenOn Energy:
Senior unsecured notes, due 2014	—	42
Senior unsecured notes, due 2017	58	75
Senior unsecured notes, due 2018	104	126
Senior unsecured notes, due 2020	71	81
Total premium	$321	$420

(a)	As of December 31, 2012, adjustments to fair value of debt represent adjustments recorded in connection with the NRG Merger.

GenOn Energy (GenOn)
Senior Secured Term Loan Facility and Revolving Credit Facility. In connection with the NRG Merger, the senior secured term loan was paid off and the revolving credit facility was terminated. See Note 18, Commitments and Contingencies, for discussion of GenOn's credit agreement with NRG.
Under the senior notes and the related indentures, the senior notes are the sole obligation of GenOn and are not guaranteed by any subsidiary or affiliate of GenOn. The senior notes are senior unsecured obligations of GenOn having no recourse to any subsidiary or affiliate of GenOn. The senior notes restrict the ability of GenOn and its subsidiaries to encumber their assets.
Redemption of 2014 GenOn Senior Notes. In June 2013, GenOn redeemed all of the 2014 Senior Notes with an aggregate outstanding principal amount of $575 million at a redemption percentage of 106.778% of face value, as well as any accrued and unpaid interest as of the redemption date. In connection with the redemption, an $11 million loss on the debt extinguishment of the 2014 Senior Notes was recorded during the three months ended June 30, 2013 which primarily consisted of a make whole premium payment offset by the write-off of unamortized premium.
The GenOn Senior Notes due 2014, which had a face value of $575 million, were recorded at their fair value of $617 million on the NRG Merger date. The related $42 million premium was being amortized to interest expense until the notes were redeemed in June 2013, as previously discussed.
Senior Unsecured Notes, Due 2018 and 2020. The senior notes and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends and purchases of capital stock. At December 31, 2013, GenOn did not meet the consolidated debt ratio component of the restricted payments test and, therefore, the ability of GenOn to make restricted payments is limited to specified exclusions from the covenant, including up to $250 million of such restricted payments. The senior notes are subject to acceleration of GenOn’s obligations thereunder upon the occurrence of certain events of default, including: (a) default in interest payment for 30 days, (b) default in the payment of principal or premium, if any, (c) failure after 90 days of specified notice to comply with any other agreements in the indenture, (d) certain cross-acceleration events, (e) failure by GenOn or its significant subsidiaries to pay certain final and non-appelable judgments after 90 days and (f) certain events of bankruptcy and insolvency.
The senior notes due 2018 and 2020 were recorded at their fair values of $801 million and $631 million, respectively, on the NRG Merger date. The $126 million and $81 million premiums, respectively, are being amortized to interest expense over the life of the related notes.
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
Senior Unsecured Notes, Due 2017. The senior notes due 2017 of GenOn were recorded at their fair value $800 million on the NRG Merger date. The $75 million premium is being amortized to interest expense over the life of the related notes.
Prior to maturity, GenOn may redeem all or a part of the senior notes due 2017 at a redemption price equal to 100% of the notes plus a premium and accrued and unpaid interest. The premium is the greater of: (i) 1% of the principal amount of the notes; or (ii) the excess of the following: the present value of 100% of the note, plus interest payments due on the note through maturity, discounted at a Treasury rate plus 0.50% over the principal amount of the note.

GenOn Americas Generation (GenOn and GenOn Americas Generation)
Senior Unsecured Notes. The senior notes due 2021 and 2031 are senior unsecured obligations of GenOn Americas Generation having no recourse to any subsidiary or affiliate of GenOn Americas Generation. The senior notes due 2021 and 2031 of GenOn Americas Generation were recorded at their fair values of $509 million and $437 million, respectively, on the NRG Merger date. The $59 million and $37 million premiums, respectively, are being amortized to interest expense over the life of the related notes.
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
Marsh Landing (GenOn)
Credit Facility. In October 2010, Marsh Landing entered into a credit agreement for up to approximately $650 million of commitments to provide construction and permanent financing for the Marsh Landing generating facility. The credit facility consists of a $155 million tranche A senior secured term loan facility, due 2017, a $345 million tranche B senior secured term loan facility, due 2023, a $50 million senior secured letter of credit facility to support Marsh Landing’s debt service reserve requirements and a $100 million senior secured letter of credit facility to support Marsh Landing’s collateral requirements under its PPA with PG&E. Prior to the commercial operation date of the project, the collateral requirements under the PPA and construction contracts were met by a $165 million cash collateralized letter of credit facility entered into by GenOn Energy Holdings on behalf of Marsh Landing in September 2010.
In May 2013, Marsh Landing met the conditions under the credit agreement to convert the construction loan for the facility to a term loan which will amortize on a predetermined basis. Prior to term conversion, Marsh Landing drew the remaining funds available under the facility in order to pay costs due for construction. Marsh Landing also issued a $24 million letter of credit under the facility in support of its debt service requirements. Concurrently with the term conversion, the $80 million cash collateralized letter of credit issued by GenOn Energy Holdings on behalf of Marsh Landing in support of its collateral requirements under the PPA with PG&E was returned and the related letter of credit facility was terminated. On July 22, 2013, concurrent with the initial public offering of NRG Yield, Inc., GenOn sold its ownership interests in Marsh Landing Holdings LLC to NRG Yield LLC, including the Marsh Landing term loan, as further described in Note 17, Related Party Transactions.
Capital Leases (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Capital leases include a lease at GenOn Mid-Atlantic’s Chalk Point generating facility for an 80 MW peaking unit. The annual principal payments under this lease are $5 million in 2014 and 2015.
Restricted Net Assets (GenOn and GenOn Americas Generation)
GenOn and GenOn Americas Generation and certain of their subsidiaries are holding companies and, as a result, GenOn and GenOn Americas Generation and such subsidiaries are dependent upon dividends, distributions and other payments from their respective subsidiaries to generate the funds necessary to meet their obligations. In particular, a substantial portion of the cash from GenOn’s and GenOn Americas Generation’s operations is generated by GenOn Mid-Atlantic. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of their debt or other agreements, including the operating leases of GenOn Mid-Atlantic for GenOn and GenOn Americas Generation and REMA for GenOn. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the respective operating leases or if the respective restricted payment tests are not satisfied, GenOn Mid-Atlantic and REMA would not be able to distribute cash. At December 31, 2013, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments test.
Pursuant to the terms of their respective lease agreements, GenOn Mid-Atlantic and REMA are restricted from, among other actions, (a) encumbering assets, (b) entering into business combinations or divesting assets, (c) incurring additional debt, (d) entering into transactions with affiliates on other than an arm’s length basis or (e) materially changing their business. Therefore, at December 31, 2013, all of GenOn Mid-Atlantic’s and REMA’s net assets (excluding cash) were deemed restricted for purposes of Rule 4-08(e)(3)(ii) of Regulation S-X. As of December 31, 2013, restricted net assets for GenOn Mid-Atlantic and REMA had restricted net assets of $1,079 million and $(959) million, respectively.

Consolidated Annual Maturities (GenOn and GenOn Americas Generation)
Annual payments based on the maturities of GenOn's debt for the years ending after December 31, 2013 are as follows:

(In millions)
2017	725
2018	675
Thereafter	1,400
Total	$2,800
Annual payments based on the maturities of GenOn Americas Generation's debt for the years ending after December 31, 2013 are as follows:

(In millions)
2019 and thereafter	850
Total	$850
Note 11 — Asset Retirement Obligations (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The Registrants' AROs are primarily related to the future dismantlement of equipment on leased property and environmental obligations related to ash disposal, site closures and fuel storage facilities. In addition, the Registrants have also identified conditional AROs for asbestos removal and disposal, which are specific to certain power generation operations.
The following table represents the balance of ARO obligations as of December 31, 2012, along with the additions, reductions and accretion related to the Registrants’ ARO obligations for the year ended December 31, 2013:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
Balance as of December 31, 2012	$172	$73	$25
Additions	2	—	—
Spending for current obligations and other settlements	(5)	(1)	—
Accretion — expense	10	4	2
Balance as of December 31, 2013	$179	$76	$27

Note 12 — Benefit Plans and Other Postretirement Benefits (GenOn)
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
As a result of the application of pushdown accounting, GenOn’s benefit plan obligations were remeasured at the time of the NRG Merger. See Note 3, NRG Merger and Dispositions.
The net periodic pension cost/credit related to GenOn’s pension and other postretirement benefit plans include the following components:

	Pension Benefits
	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
Service cost benefits earned	$13	$1	$12	$12
Interest cost on benefit obligation	25	1	23	23
Expected return on plan assets	(31)	(1)	(30)	(29)
Net reclassifications from accumulated other comprehensive loss(a)	—	—	9	4
Curtailments	—	—	1	—
Special termination benefits	—	—	1	—
Net periodic benefit cost	$7	$1	$16	$10

(a)	Net reclassifications include actuarial loss and prior service cost.

	Other Postretirement Benefits
	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
Service cost benefits earned	$1	$—	$1	$1
Interest cost on benefit obligation	3	—	3	3
Net reclassifications from accumulated other comprehensive loss(a)	—	—	(3)	(4)
Curtailments	—	—	1	—
Plan amendments	—	—	(3)	—
Unrecognized prior service cost	(1)	—	—	—
Net periodic benefit credit	$3	$—	$(1)	$—

(a)	Net reclassifications include actuarial gain/loss and prior service credit.

A comparison of the pension benefit obligation, other postretirement benefit obligations and related plan assets for GenOn plans on a combined basis is as follows:

	Tax-Qualified Pension Benefits					Non-Tax-Qualified Pension Benefits
	Successor			Predecessor		Successor			Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012		January 1, 2012 through December 14, 2012		Year Ended December 31, 2013	December 15, 2012 through December 31, 2012		January 1, 2012 through December 14, 2012
	(In millions)			(In millions)		(In millions)			(In millions)
Benefit obligation at beginning of period	$585	$582	(a)	$523		$14	$14	(a)	$10
Service cost	13	1		12		—	—		—
Interest cost	25	1		22		1	—		1
Actuarial (gain)/loss	(55)	1		12		—	—		—
Benefit payments	(22)	—		(18)		(2)	—		(1)
Curtailments	—	—		1		(1)	—		—
Plan amendments		—		—		—	—		—
Special termination benefits	—	—		1		—	—		—
Benefit obligation at end of period	546	585		553	(a)	12	14		10 (a)
Fair value of plan assets at beginning of period	406	402	(a)	353		—	—		—
Actual return on plan assets	67	4		32		—	—		—
Employer contributions	18	—		20		2	—		1
Benefit payments	(22)	—		(18)		(2)	—		(1)
Fair value of plan assets at end of period	469	406		387		—	—		—
Funded status at end of period — excess of obligation over assets	$(77)	$(179)		$(166)		$(12)	$(14)		$(10)

(a)	As a result of the application of pushdown accounting, GenOn remeasured its pension benefit obligation and related plan assets at the time of the NRG Merger.

	Other Postretirement Benefits
	Successor			Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012		January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
Benefit obligation at beginning of period	$87	$87	(a)	$84
Service cost	1	—		1
Interest cost	3	—		3
Participant contributions	1	—		2
Actuarial (gain)/loss	(7)	—		4
Benefit payments	(7)	—		(7)
Curtailments	—	—		1
Plan amendments	(5)	—		(3)
Benefit obligation at end of period	73	87		85 (a)
Fair value of plan assets at beginning of period	—	—		—
Employer contributions	6	—		5
Participant contributions	1	—		2
Benefit payments	(7)	—		(7)
Fair value of plan assets at end of period	—	—		—
Funded status at end of period — excess of obligation over assets	$(73)	$(87)		$(85)

(a)	As a result of the application of pushdown accounting, GenOn remeasured its postretirement benefit obligations at the time of the NRG Merger.
Amounts recognized in GenOn’s balance sheets were as follows:

	Tax-Qualified Pension Benefits		Non-Tax-Qualified Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,		As of December 31,
	2013	2012	2013	2012	2013	2012
	(In millions)		(In millions)		(In millions)
Current liabilities	$—	$—	$(12)	$(1)	$(6)	$(6)
Non-current liabilities	$(77)	$(179)	$—	$(13)	$(67)	$(81)
The accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2013 and 2012 for the tax-qualified defined benefit pension plans. The total accumulated benefit obligation for the tax-qualified plans at December 31, 2013 and 2012 was $517 million and $543 million, respectively.

Amounts recognized in GenOn’s other comprehensive income/loss and accumulated other comprehensive income/loss for the pension and other postretirement benefit plans were as follows:

	Tax-Qualified Pension Benefits		Non-Tax-Qualified Pension Benefits		Other Postretirement Benefits
	Net Actuarial (Loss) Gain	Prior Service Cost	Net Actuarial Loss	Prior Service Cost	Net Actuarial (Loss) Gain	Prior Service Cost
	(In millions)
Predecessor
Balance at December 31, 2011	$(136)	$(2)	$(3)	$(1)	$(3)	$10
Unrealized loss	(10)	—	—	—	(4)	—
Reclassification to net periodic benefit cost/credit	8	1	—	—	—	(3)
Total recognized in OCI for the period	(2)	1	—	—	(4)	(3)
Balance at December 14, 2012(a)	$(138)	$(1)	$(3)	$(1)	$(7)	$7

Successor
Balance at December 15, 2012(a)	$—	$—	$—	$—	$—	$—
Unrealized gain	1	—	—	—	—	—
Total recognized in OCI for the period	1	—	—	—	—	—
Balance at December 31, 2012	$1	$—	$—	$—	$—	$—
Unrealized gain	91	—	—	—	7	5
Reclassification to net periodic benefit cost/credit	—	(1)	—	—	—	(1)
Total recognized in OCI for the period	91	(1)	—	—	7	4
Balance at December 31, 2013	$92	$(1)	$—	$—	$7	$4

(a)	As a result of the application of pushdown accounting, the amounts remaining in accumulated other comprehensive loss at the time of the NRG Merger were eliminated.
The total net (gain)/loss recognized in net periodic benefit cost and other comprehensive income/loss for the pension plans for the year ended December 31, 2013, the period from December 15, 2012 through December 31, 2012, the period from January 1, 2012 through December 14, 2012 and the year ended December 31, 2011 were $(84) million, $0 million, $17 million and $88 million, respectively. The total net (gain)/loss recognized in net periodic benefit credit and other comprehensive income/loss for the other postretirement benefit plans for the year ended December 31, 2013, the period from December 15, 2012 through December 31, 2012, the period from January 1, 2012 through December 14, 2012 and the year ended December 31, 2011 were $(7) million, $0 million, $6 million and $11 million, respectively.
The estimated unrecognized gain for the pension and other postretirement benefit plans that will be amortized from accumulated other comprehensive loss to net period benefit cost during 2014 is approximately $6 million.

Fair Value Hierarchy of Plan Assets
GenOn's market-related value of its plan assets is the fair value of the assets. The fair values of GenOn's pension plan assets by asset category are as follows:

	As of December 31, 2013	As of December 31, 2012
	(In millions)
Asset Categories:
Investment Funds:
U.S. equities	202	173
Non-U.S. equities	139	118
Fixed income securities	128	115
Total	$469	$406

In accordance with ASC 820, GenOn determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety. GenOn’s assets are all classified within Level 2 of the fair value hierarchy. GenOn’s plan assets consist of non-exchange-traded investment funds whose fair values reflect the net asset value of the funds based on the fair value of the fund’s underlying securities. The underlying securities held by these funds are valued using quoted prices in active markets for identical or similar assets. GenOn elected the practical expedient under the accounting guidance to measure the fair value of certain funds that use net asset value per share. Certain investment funds require redemption notification of 30 days or less for which no adjustment was made to their net asset value. There are no investments categorized as Level 3.
Assumptions
The discount rates used at December 31, 2013 and 2012, were determined based on individual bond-matching models comprised of portfolios of high quality corporate bonds with projected cash flows and maturity dates reflecting the expected time horizon during which that benefit will be paid. Bonds included in the model portfolios are from a cross-section of different issuers, are AA-rated or better, and are non-callable so that the yield to maturity can be attained without intervening calls.
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

The following table presents the significant assumptions used to calculate GenOn's benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
	2013	2012	2013	2012
Weighted–Average Assumptions
Discount rate	5.02%	4.22%	4.53%	3.99%
Rate of compensation increase	2.91%	2.82%	N/A	N/A
GenOn’s assumed healthcare cost trend rates used for other postretirement benefit obligations are:

	Other Postretirement Benefit Plans
	As of December 31,
	2013	2012
Weighted–Average Assumptions
Assumed medical inflation for next year:
Before age 65	8.50%	8.50%
Age 65 and after	8.69%	8.67%
Assumed ultimate medical inflation rate	5.50%	5.50%
Year in which ultimate rate is reached	2019	2018
An annual increase or decrease of 1% in the assumed healthcare cost trend rates would correspondingly increase or decrease the postretirement benefit obligation at December 31, 2013 by $5 million.
The following table presents the significant assumptions used to calculate GenOn's benefit expense/credit:

	Pension Plans
	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
Weighted–Average Assumptions
Discount rate	4.22%	4.25%	4.56%	5.12%
Rate of compensation increase	2.82%	2.82%	2.79%	2.81%
Expected return on plan assets	7.50%	7.50%	8.25%	8.25%

	Other Postretirement Benefit Plans
	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
Weighted–Average Assumptions
Discount rate	3.99%	4.01%	4.26%	4.80%
Rate of compensation increase	N/A	N/A	N/A	3.00%
GenOn’s assumed healthcare cost trend rates used for other postretirement benefit net periodic benefit expense/credit are:

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
Weighted–Average Assumptions
Assumed medical inflation for next year:
Before age 65	8.50%	8.50%	7.50%	8.00%
Age 65 and after	8.67%	8.67%	7.71%	8.20%
Assumed ultimate medical inflation rate	5.50%	5.50%	5.50%	5.50%
Year in which ultimate rate is reached	2018	2018	2018	2018

An annual increase or decrease of 1% in the assumed healthcare cost trend rates would correspondingly increase or decrease the total annual service and interest cost components of net period benefit credit during 2013 by $5 million.
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
The following table shows the target allocations for GenOn’s plans and the percentage of fair value of plan assets by asset fund category (based on the nature of the underlying funds) for GenOn’s qualified pension plans at December 31, 2013 and 2012:

		Percentage of Fair Value of Plan Assets as of December 31,
	Target Allocations	2013	2012
U.S. equities	42%	43%	43%
Non-U.S. equities	28	29	29
Fixed income securities	30	28	28
Total	100%	100%	100%
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
Expected Contributions and Benefit Payments
GenOn expects to contribute approximately $56 million to the tax-qualified pension plans during 2014. In addition, GenOn expects to contribute approximately $12 million to the non-tax-qualified pension plans during 2014. As of December 31, 2013, GenOn has related rabbi trust investments of $14 million to fund future benefit payments of the non-tax-qualified pension plans.

GenOn's expected future benefit payments for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

	Pension Benefit Payments		Other Postretirement Benefit
	Tax-Qualified	Non-Tax-Qualified	Benefit Payments	Medicare Prescription Drug Reimbursements
	(In millions)
2014	$24	$12	$6	$—
2015	27	—	7	—
2016	29	—	6	—
2017	28	—	6	—
2018	30	—	6	—
2019 through 2023	184	—	30	1
Employee Savings and Profit Sharing Plan
GenOn has employee savings plans under Sections 401(a) and 401(k) of the IRC whereby employees may contribute a portion of their eligible compensation to the employee savings plan, subject to limits under the IRC. GenOn also historically provided for a profit sharing arrangement for non-bargaining employees and some bargaining employees not accruing a benefit under the defined benefit pension plans, whereby GenOn contributed a fixed contribution of 2% of eligible pay per pay period and could make an annual discretionary contribution up to 3% of eligible pay based on GenOn’s performance. Upon completion of the NRG Merger, NRG assumed GenOn’s defined contribution 401(k) plans and amended the plan for the non-bargaining employees with NRG 401(k) plan features, effective January 1, 2013. On July 5, 2013, the GenOn defined contribution 401(k) plans were merged into the NRG 401(k) plan.
GenOn also sponsors non-qualified deferred compensation plans for key and highly compensated employees. GenOn’s obligations under these plans were $22 million and the related rabbi trust investments were $31 million at December 31, 2013 and 2012, respectively. Upon completion of the NRG Merger, NRG assumed GenOn’s non-qualified plans and their respective obligations.
Expense recognized for the matching, fixed profit sharing and discretionary profit sharing contributions for the year ended December 31, 2013, the period from December 15, 2012 through December 31, 2012, the period from January 1, 2012 through December 14, 2012 and the year ended December 31, 2011 were $4 million, $1 million, $30 million and $30 million, respectively.
Note 13— Capital Structure (GenOn)
On December 14, 2012, NRG and GenOn completed the NRG Merger. Upon closing, each issued and outstanding share of GenOn’s common stock automatically converted into the right to receive 0.1216 shares of common stock of NRG based on the NRG Merger Exchange Ratio. See Note 3, NRG Merger and Dispositions.

Common Stock
(Shares in millions)
As of December 31, 2010	771
Transactions under stock plans	1
As of December 31, 2011	772
Transactions under stock plans	2
As of December 14, 2012	774
Impact of NRG Merger	(774)
As of December 31, 2012(a)	—
(a) There have been no common stock transactions subsequent to the NRG Merger.

Note 14— Segment Reporting (GenOn and GenOn Americas Generation)
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
GenOn

Successor	Year Ended December 31, 2013
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$2,291	$7	$249	$9	$2,556
Operating revenues - affiliate	(4)	38	12	2	48
Operating expenses (a)	1,590	34	130	234	1,988
Operating expenses - affiliate	299	34	50	(179)	204
Depreciation and amortization	195	6	39	9	249
Operating loss	203	(29)	42	(53)	163
Other income/(loss), net	26	—	—	(25)	1
Equity in earnings of unconsolidated affiliates/(loss)	—	4	—	—	4
Loss on debt extinguishment	—	—	—	(11)	(11)
Interest expense	(67)	—	(5)	(121)	(193)
Interest expense -affiliate	—	—	—	(12)	(12)
Income/(loss) before income taxes	162	(25)	37	(222)	(48)
Income tax benefit	—	—	—	(6)	(6)
Net income/(loss)	$162	$(25)	$37	$(216)	$(42)
Balance sheet
Equity investment in affiliate	$—	$17	$—	$—	$17
Capital expenditures(b)	$157	$3	$81	$39	$280
Total assets	$4,255	$179	$329	$971	$5,734

(a)	Corporate operating expenses include $70 million in acquisition-related costs.

(b)	Includes accruals

Successor	December 15, 2012 through December 31, 2012
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$66	$—	$7	$—	$73
Operating expenses	67	1	6	53	127
Depreciation and amortization	8	—	2	—	10
Operating loss	(9)	(1)	(1)	(53)	(64)
Interest expense	—	—	—	(8)	(8)
Loss before income taxes	(9)	(1)	(1)	(61)	(72)
Income tax expense/(benefit)	—	—	—	—	—
Net loss	$(9)	$(1)	$(1)	$(61)	$(72)
Balance sheet
Equity investment in affiliate	$—	$19	$—	$—	$19
Capital expenditures(a)	$17	$8	$21	$1	$47
Total assets	$5,873	$250	$1,063	$233	$7,419

(a)	Includes accruals.

Predecessor	January 1, 2012 through December 14, 2012
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$2,153	$29	$379	$3	$2,564
Operating expenses	1,994	16	226	14	2,250
Depreciation and amortization	267	9	43	20	339
Impairment losses	47	—	—	—	47
Operating income/(loss)	(155)	4	110	(31)	(72)
Other income, net	—	2	—	1	3
Interest expense	(1)	—	—	(329)	(330)
Income/(loss) before income taxes	(156)	6	110	(359)	(399)
Income tax expense	—	—	—	15	15
Net income/(loss)	$(156)	$6	$110	$(374)	$(414)

Capital expenditures(a)	$251	$8	$284	$10	$553

(a)	Includes accruals.

Predecessor	Year Ended December 31, 2011
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$3,125	$37	$449	$3	$3,614
Operating expenses	2,428	36	371	62	2,897
Depreciation and amortization	291	7	44	33	375
Impairment losses	119	—	14	—	133
Operating income/(loss)	287	(6)	20	(92)	209
Other income/(loss), net	—	6	—	(2)	4
Interest (expense)/income	(12)	—	4	(371)	(379)
Loss on debt extinguishment and refinancing expense	—	—	—	(23)	(23)
Income/(loss) before income taxes	275	—	24	(488)	(189)
Income tax expense/(benefit)	—	—	—	—	—
Net income/(loss)	$275	$—	$24	$(488)	$(189)
GenOn Americas Generation

Successor	Year Ended December 31, 2013
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$2,258	$—	$170	$—	$2,428
Operating revenues—affiliate	87	41	5	—	133
Operating expenses	870	—	35	—	905
Operating expenses—affiliate	1,272	41	117	—	1,430
Depreciation and amortization	86	—	9	—	95
Operating income/(loss)	117	—	14	—	131
Other income/(loss), net	—	—	—	1	1
Equity in earnings of unconsolidated affiliates	0	0	0	0	0
Interest expense	(5)	—	—	(68)	(73)
Income/(loss) before income taxes	112	—	14	(67)	59
Income tax expense/(benefit)	—	—	—	—	—
Net income/(loss)	$112	$—	$14	$(67)	$59
Balance sheet
Capital expenditures(a)	$66	$—	$—	$—	$66
Total assets	$2,484	$17	$162	$300	$2,963

(a)	Includes accruals.

Successor	December 15, 2012 through December 31, 2012
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$70	$—	$4	$—	$—	$74
Operating revenues—affiliate	3	—	—	—	—	3
Operating expenses	29	—	—	—	—	29
Operating expenses—affiliate	42	—	1	—	—	43
Depreciation and amortization	4	—	1	—	—	5
Operating income/(loss)	(2)	—	2	—	—	—
Other income/(loss), net	—	—	—	—	—	—
Interest expense	—	—	—	(3)	—	(3)
Income/(loss) before income taxes	(2)	—	2	(3)	—	(3)
Income tax expense/(benefit)	—	—	—	—	—	—
Net income/(loss)	$(2)	$—	$2	$(3)	$—	$(3)
Balance sheet
Capital expenditures(a)	$6	$—	$—	$—	$—	$6
Total assets	$2,451	$—	$172	$1,126	$(363)	$3,386

(a)	Includes accruals.

Predecessor	January 1, 2012 through December 14, 2012
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$2,060	$24	$321	$—	$—	$2,405
Operating revenues—affiliate	137	22	30	—	—	189
Operating expenses	950	—	123	2	—	1,075
Operating expenses—affiliate	1,143	30	195	1	—	1,369
Depreciation and amortization	136	—	14	5	—	155
Impairment losses	—	—	—	—	—	—
Operating income/(loss)	(32)	16	19	(8)	—	(5)
Other income/(loss), net	—	—	—	—	—	—
Interest expense	(5)	—	—	(70)	—	(75)
Income/(loss) before income taxes	(37)	16	19	(78)	—	(80)
Income tax expense/(benefit)	—	—	—	—	—	—
Net income/(loss)	$(37)	$16	$19	$(78)	$—	$(80)

Capital expenditures(a)	$190	$—	$—	$—	$—	$190

(a)	Includes accruals.

Predecessor	Year Ended December 31, 2011
	East	South Central	West	Corporate	Elimination	Total
	(In millions)
Operating revenues	$2,793	$22	$200	$—	$—	$3,015
Operating revenues—affiliate	(87)	—	10	—	—	(77)
Operating expenses	1,005	—	36	9	—	1,050
Operating expenses—affiliate	1,306	22	129	(7)	—	1,450
Depreciation and amortization	155	—	15	7	—	177
Impairment losses	114	—	14	—	—	128
Operating income/(loss)	126	—	16	(9)	—	133
Other loss, net	—	—	(1)	—	—	(1)
Interest expense	(5)	—	(1)	(87)	—	(93)
Loss on debt extinguishment and refinancing expense	—	—	—	(23)	—	(23)
Income/(loss) before income taxes	121	—	14	(119)	—	16
Income tax expense/(benefit)	—	—	—	—	—	—
Net income/(loss)	$121	$—	$14	$(119)	$—	$16

Note 15 — Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Income Taxes
GenOn
GenOn’s income tax (benefit)/provision consisted of the following:

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
Current tax (benefit)/provision:
Federal	$(6)	$—	$15	$(1)
State	—	—	—	1
Total current (benefit)/provision for income taxes	$(6)	$—	$15	$—
A reconciliation of GenOn's federal statutory income tax provision to the effective income tax (benefit)/provision adjusted for permanent and other items during 2013, 2012 and 2011, is as follows:

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012		Year Ended December 31, 2011
	(In millions, except percentages)		(In millions, except percentages)
Provision for income taxes based on U.S. federal statutory income tax rate	$2	$(25)	$(140)		$(66)
State and local income tax provision, net of federal income taxes	—	(1)	(9)		(8)
Change in deferred tax asset valuation allowance	(2)	23	166		183
Effect of equity-related transactions	—	1	(5)		(49)
Tax settlements	(6)	—	6	(b)	(25)	(a)
NRG Merger-related costs	—	2	—		—
Mirant/RRI Merger-related costs	—	—	—		(15)
Mirant/RRI Merger-related write-off of NOL and state and local income tax provision, net of federal income taxes	—	—	—		(3)
Mirant/RRI Merger-related write-off of NOL and other deferred tax assets	—	—	—		(21)
Other, net	—	—	(3)		4
Income tax (benefit)/provision	$(6)	$—	$15		$—
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

The tax effects of temporary differences between the carrying amounts of assets and liabilities in GenOn's financial statements and their respective tax bases which give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2013	2012
	(In millions)
Deferred Tax Assets:
Employee benefits	$134	$149
Pension and other postretirement benefits	123	98
Contingencies and other liabilities	—	—
Federal loss carryforwards	384	375
State loss carryforwards	108	77
Property and intangible assets	1,563	1,594
Out-of-market contracts fair value adjustment	136	132
Debt premium, net	136	160
Other	117	41
Subtotal	2,701	2,626
Valuation allowance	(2,672)	(2,324)
Net deferred tax assets	29	302
Deferred Tax Liabilities:
Derivative contracts	(29)	(297)
Debt discount, net	—	—
Other	—	(5)
Net deferred tax liabilities	(29)	(302)
Net deferred taxes	$—	$—
NOLs
As a result of the NRG Merger, GenOn experienced an ownership change as defined in IRC § 382. IRC § 382 provides, in general, that an ownership change occurs when there is a greater than 50-percentage point increase in ownership of a company's stock by new or existing stockholders who own (or are deemed to own under IRC § 382) 5% or more of the loss company's stock over a three year testing period. IRC § 382 limits the amount of pre-merger NOLs and built-in losses that can be used during any post-ownership change year to offset taxable income. GenOn has reduced the amount of federal NOLs that would have been available to offset post-merger taxable income based on a $62 million annual limitation by $2.3 billion. GenOn reduced the amount of state NOLs to the applicable size amount based upon state conformity to IRC § 382. In addition, based on the allocation of the provisional fair values in connection with the NRG Merger, GenOn reduced its tax basis in depreciable assets by $938 million for financial reporting purposes due to the inability to utilize future tax depreciation deductions that are limited as built-in losses under IRC § 382.
At December 31, 2013, GenOn's federal NOL carryforward for financial reporting was $1 billion with expiration dates from 2022 to 2032. Similarly, there is an aggregate amount of $1.4 billion of state NOL carryforwards with various expiration dates (based on a review of the application of apportionment factors and other state tax limitations).
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

At December 31, 2013, GenOn's deferred tax assets reduced by a valuation allowance are completely offset by GenOn's deferred tax liabilities. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. GenOn evaluates this position quarterly and makes judgments based on the facts and circumstances at that time. GenOn thinks that the realization of future taxable income sufficient to utilize existing deferred tax assets is less than more-likely-than-not at this time.
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

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)		(In millions)
Unrecognized tax benefits, beginning of period	$6	$6	$5
Increase based on tax positions related to the prior years	—	—	3
Decrease due to settlements and payments	(5)	—	(2)
Decrease as a result of lapse in the statute of limitations	—	—	—
Unrecognized tax benefits, end of period	$1	$6	$6
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
Included in the unrecognized tax benefits balance at December 31, 2013 and 2012, GenOn had $1 million and $5 million, respectively, of unrecognized tax benefits that would affect the effective tax rate if they were recognized. GenOn's tax provision in each period includes interest and penalties related to unrecognized tax benefits. The amount recorded in GenOn's consolidated balance sheet for interest and penalties related to the unrecognized tax benefits at both December 31, 2013 and 2012 is $1 million.
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

GenOn ceased being a member of the CenterPoint consolidated tax group at September 30, 2002 and has been limited in GenOn's ability to use tax attributes generated during periods through that date. The Internal Revenue Service's audits of CenterPoint's federal income tax returns for the 1997 to 2002 tax reporting periods have been closed, subject to a review by the Internal Revenue Service of certain claims formally submitted by GenOn for the 2002 tax year. GenOn has a tax allocation agreement that addresses the allocation of taxes pertaining to GenOn's separation from CenterPoint. This agreement provides that GenOn may carryback net operating losses generated subsequent to September 30, 2002 to tax years when GenOn was part of CenterPoint's consolidated tax group. Any such carryback is subject to CenterPoint's consent and any existing statutory carryback limitations. For items relating to periods prior to September 30, 2002, GenOn will (a) recognize any net costs incurred by CenterPoint for settlement of temporary differences up to $15 million (of which zero had been recognized through December 31, 2013 and 2012) as an equity contribution and (b) recognize any net benefits realized by CenterPoint for settlement of temporary differences up to $1 million as an equity distribution. Generally, amounts for temporary differences in excess of the $15 million and $1 million thresholds will be settled in cash between GenOn and CenterPoint. Pursuant to this agreement, generally, taxes related to permanent differences are the responsibility of CenterPoint.
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
GenOn Americas Generation's income tax provision/(benefit) was $0 for 2011through 2013.

A reconciliation of GenOn Americas Generation's expected federal statutory income tax provision to the effective income tax provision adjusted for permanent and other items during 2013, 2012 and 2011, is as follows:

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions, except percentages)		(In millions, except percentages)
Provision (benefit) for income taxes based on U.S. federal statutory income tax rate	$22	$(1)	$(28)	$5
State and local income tax provision, net of federal income taxes	6	—	(4)	5
LLC income not subject to taxation	(28)	1	32	(10)
Income tax (benefit)/provision	$—	$—	$—	$—

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
The pro forma income tax provision that would be reported if GenOn Americas Generation were to be allocated income taxes attributable to its operations was $0 for the year ended December 31, 2013, the period from December 15, 2012 through December 31, 2012, the period from January 1, 2012 through December 14, 2012 and the year ended December 31, 2011.
The following table presents the pro forma reconciliation of GenOn Americas Generation's federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision:

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions, except percentages)		(In millions, except percentages)
Provision (benefit) for income taxes based on U.S. federal statutory income tax rate	21	(1)	(28)	5
State and local income tax provision (benefit), net of federal income taxes	6	—	(4)	5
Change in deferred tax asset valuation allowance	(27)	2	32	(74)
Mirant/RRI Merger-related write-off of NOLs	—	—	—	83
Tax settlement	—	—	—	(23)	(a)
Other, net	—	—	—	4
Income tax provision	—	1	—	—
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
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows:

	As of December 31,
	2013	2012
	(In millions)
Deferred Tax Assets:
Pension and other postretirement benefits	$85	$—
Reserves	124	23
Loss carryforwards	34	176
Property and intangible assets	1,602	817
Out-of-market contracts fair value adjustment	55	212
Debt premium	42	39
Other, net	37	—
Subtotal	1,979	1,267
Valuation allowance	(1,936)	(990)
Net deferred tax assets	43	277
Deferred Tax Liabilities:
Derivative contract assets and liabilities	(43)	(276)
Other, net	—	(1)
Net deferred tax liabilities	(43)	(277)
Net deferred taxes	$—	$—

The guidance related to accounting for income taxes requires that a valuation allowance be established when it is more‑likely‑than-not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including GenOn Americas Generation's past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.
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
GenOn Mid-Atlantic
The following reflects a pro forma disclosure of the income tax provision that would be reported if GenOn Mid-Atlantic was to be allocated income taxes attributable to its operations. Pro forma income tax provision attributable to income before tax would consist of the following:

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
Current provision (benefit):
Federal	$45	$1	$10	$3
State	12	—	1	1
Deferred provision:
Federal	—	(1)	3	21
State	—	—	—	5
Total provision for income taxes	$57	$—	$14	$30
The following table presents the pro forma reconciliation of GenOn Mid-Atlantic's federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision:

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions, except percentages)		(In millions, except percentages)
Provision (benefit) for income taxes based on U.S. federal statutory income tax rate	$45	$—	$11	$37
State and local income taxes	12	—	1	4
Tax settlement	—	—	—	(11)	(a)
Impairment of non-deductible goodwill	—	—	—	—
Other, net	—	—	2	—
Income tax provision	$57	$—	$14	$30
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

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows:

	As of December 31,
	2013	2012
	(In millions)
Deferred Tax Assets:
Reserves	$—	$19
Loss carryforwards	—	1
Property and intangible assets	27	632
Out-of-market contracts fair value adjustment	108	212
Other, net	6	8
Net deferred tax assets	141	872
Deferred Tax Liabilities:
Derivative contracts	—	(274)
Net deferred tax liabilities	—	(274)
Net deferred taxes	$141	$598
Pro Forma Tax Uncertainties
GenOn Mid-Atlantic has not recorded any uncertain tax benefits.
Note 16 — Stock-Based Compensation (GenOn)
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

Non-Qualified Stock Options
GenOn granted service condition stock option awards to certain employees. Historically, stock options vested 33.33% per year for the three years and had a term of five years to ten years. GenOn recognized the related compensation expense on a straight-line basis over the requisite service period.
The weighted average grant date fair value per option granted was $1.07 and $1.68 for the period from January 1, 2012 to December 14, 2012 and the year ended December 31, 2011, respectively. The was no cash received from the exercise of options for the period of January 1, 2012 to December 14, 2012 and there was $3 million of cash received from the exercise of options for the year ended December 31, 2011. There was no intrinsic value of options exercised and no tax benefits realized, as a result of net operating loss carryforwards, for the period of January 1, 2012 to December 14, 2012 and the year ended December 31, 2011, respectively.
The fair value of GenOn’s non-qualified stock options was estimated on the date of grant using the Black-Scholes option-pricing model. Significant assumptions used in the fair value model with respect to the GenOn’s non-qualified stock options are summarized below:

	January 1, 2012 through December 14, 2012		2011
	Range	Weighted Average	Range	Weighted Average
Expected volatility(a)	50.5%	50.5%	45-55%	47.2%
Expected term (in years)(b)	5	5	5	5
Risk-free rate(c)	0.89%	0.89%	1.0-1.2%	2.1%

(a)	GenOn estimated volatility based on historical and implied volatility (as applicable) of its common stock.

(b)	The expected term is based on a binomial lattice model.

(c)	The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.
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
The weighted average grant date fair value per restricted stock unit granted was $2.43 and $3.81 for the period from January 1, 2012 to December 14, 2012 and the year ended December 31, 2011, respectively. The fair value of vested restricted stock units was $8 million for the period from January 1, 2012 to December 14, 2012 and $0 for the year ended December 31, 2011.
Compensation Expense
GenOn recognized compensation expense in selling, general and administrative expense in the consolidated statements of operations related to stock-based compensation. Stock-based compensation expense was $19 million and $14 million for the period from January 1, 2012 to December 14, 2012 and the year ended December 31, 2011, respectively.

Note 17 - Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG (GenOn)
Subsequent to the NRG Merger (for the successor period), NRG provides GenOn, with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For the year ended December 31, 2013, GenOn recorded costs related to these services of $88 million.
Administrative Services Provided by NRG for the Successor Period and Provided by GenOn Energy for the Predecessor Periods (GenOn Americas Generation and GenOn Mid-Atlantic)
Prior to the NRG Merger, GenOn provided GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services directly relating to their facilities. GenOn Americas Generation and GenOn Mid-Atlantic reimbursed GenOn for amounts equal to the costs of providing such services. In addition, GenOn's corporate overhead costs were allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. Subsequent to the NRG Merger, NRG provides GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services consistent with those set forth in the Services Agreement discussed above between NRG and GenOn. GenOn's costs incurred under the Services Agreement with NRG are allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. These allocations and charges are not necessarily indicative of what would have been incurred had GenOn Americas Generation and GenOn Mid-Atlantic been unaffiliated entities. Management has concluded that this method of charging overhead costs is reasonable. Costs incurred by NRG and charged directly back to GenOn Americas and GenOn Mid-Atlantic are not considered to be affiliate costs for periods subsequent to the NRG Merger. Direct costs charged back to GenOn Americas Generation considered to be affiliate costs were $130 million and $137 million for the period from January 1, 2012 to December 14, 2012 and the year ended December 31, 2011, respectively. Direct costs charged back to GenOn Mid-Atlantic considered to be affiliate costs were $85 million and $83 million for the period from January 1, 2012 to December 14, 2012 and the year ended December 31, 2011, respectively.
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
Allocated costs:
Cost of operations — affiliate	9	2	50	48
Selling, general and administrative — affiliate	74	2	62	76
Total	$83	$4	$112	$124
GenOn Mid-Atlantic

	Successor		Predecessor
	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	Year Ended December 31, 2011
	(In millions)		(In millions)
Allocated costs:
Cost of operations — affiliate	6	1	32	32
Selling, general and administrative — affiliate	64	2	39	49
Total	$70	$3	$71	$81

Services Provided by GenOn Energy Management for the Predecessor Periods (GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Americas Generation
Prior to the NRG Merger, GenOn Energy Management provided services to certain of GenOn's indirect operating subsidiaries through power, fuel supply and services agreements. The services included the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. These transactions were recorded as operating revenues — affiliate and cost of operations — affiliate, as appropriate, in the consolidated statements of operations. Amounts due from and to GenOn's indirect operating subsidiaries were recorded as accounts receivable — affiliate or accounts payables — affiliate, as appropriate. Substantially all energy marketing overhead expenses were allocated to GenOn's operating subsidiaries. For the year ended December 31, 2013, the period from January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011, GenOn Americas Generation recorded a reduction to cost of operations — affiliate of $9 million, $22 million and $25 million, respectively, related to the allocations of energy marketing overhead expenses to affiliates that are not included in the GenOn Americas Generation consolidated statements of operations.
GenOn Mid-Atlantic
Prior to the NRG Merger, GenOn Mid-Atlantic received services from GenOn Energy Management which included the bidding and dispatch of the generating units, procurement of fuel and other products and the execution of contracts, including economic hedges, to reduce price risk. These transactions were recorded as operating revenues — affiliate and cost of operations — affiliate, as appropriate, in the consolidated statements of operations. Amounts due to and from GenOn Energy Management under the power, fuel supply and services agreements were recorded as accounts payables — affiliate or accounts receivables — affiliate, as appropriate. Under these agreements, GenOn Energy Management resold GenOn Mid-Atlantic's energy products in the PJM spot and forward markets and to other third parties. GenOn Mid-Atlantic was paid the amount received by GenOn Energy Management for such capacity and energy. GenOn Mid-Atlantic had counterparty credit risk in the event that GenOn Energy Management was unable to collect amounts owed from third parties for the resale of GenOn Mid-Atlantic's energy products. Substantially all energy marketing overhead expenses were allocated to GenOn's operating subsidiaries. For the year ended December 31, 2013, the period from January 1, 2012 through December 14, 2012 and the year ended December 31, 2011, GenOn Mid-Atlantic incurred $3 million, $4 million, and $4 million, respectively, of energy marketing overhead expense. These costs are included in cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.
Credit Agreement with NRG (GenOn)
In connection with the closing of the NRG Merger, GenOn and GenOn Americas entered into a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit.  At December 14, 2012, the letters of credit outstanding under GenOn's revolving credit facility, which was terminated in connection with the NRG Merger, were transferred to this credit agreement. At December 31, 2013, $349 million of letters of credit were outstanding under the NRG credit agreement for GenOn and of this amount, $258 million were issued on behalf of GenOn Americas Generation. See Note 10, Debt and Capital Leases. At December 31, 2013, no loans were outstanding under this credit agreement.  In connection with the execution of the agreement, certain of GenOn's subsidiaries (guarantors) entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The credit agreement has a three year maturity and is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt. In addition, they are restricted from incurring additional liens on their assets. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate or notes payable — affiliate, as appropriate. The notes are due on demand and accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings. At December 31, 2013 and 2012, GenOn Americas Generation had a net current notes receivable from GenOn Energy Holdings of $299 million and $198 million, respectively, related to its intercompany cash management program. For the year ended December 31, 2013, and for the periods from December 15, 2012 through December 31, 2012 and January 1, 2012 through December 14, 2012, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes.

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
Emission allowances purchased from GenOn Energy Management that were utilized during the year ended December 31, 2013, the periods from December 15, 2012 through December 31, 2012 and January 1, 2012 through December 14, 2012 and during the year ended December 31, 2011 were $17 million, $1 million, $20 million, and $26 million, respectively, and are recorded in cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.
Operator of Leased Facilities (GenOn)
See Note 18, Commitments and Contingencies, for a discussion of the GenOn leased facilities (Conemaugh and Keystone) that GenOn also operates.
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

Note 18— Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Commitments
GenOn Mid-Atlantic Operating Leases
GenOn Mid-Atlantic leases a 100% interest in the Dickerson and Morgantown coal generation units and associated property through 2029 and 2034, respectively. GenOn Mid-Atlantic has an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. GenOn Mid-Atlantic accounts for these leases as operating leases and recognizes rent expense on a straight-line basis over the lease term. Rent expense totaled $41 million for the year ended December 31, 2013, $3 million for the period from December 15, 2012 through December 31, 2012, $92 million, for the period from January 1, 2012 through December 14, 2012 and $96 million for the year ended December 31, 2011. Rent expense is included in cost of operations. As of December 31, 2013 and 2012, GenOn Mid-Atlantic has paid $97 million and $30 million, respectively, of lease payments in excess of rent expense recognized, which is included in prepaid rent on the consolidated balance sheets. Of these amounts, $71 million and $30 million, respectively, is included in prepayments and other current assets (prepayments for GenOn).
For restrictions under these leases, see Note 10, Debt and Capital Leases.
As further described in Note 3, NRG Merger and Dispositions, as a result of pushdown accounting, GenOn Mid-Atlantic recorded the acquisition date fair value of the leasehold improvements of $382 million, classified in property, plant and equipment.  In addition, GenOn Mid-Atlantic recorded the acquisition date fair value of the leasehold interests, net of the present value of the lease obligation, equal to an out-of-market liability of $604 million, classified in out-of-market contracts. This liability is amortized to rent expense on a straight-line basis over the term of the lease.
Future minimum lease commitments under the GenOn Mid-Atlantic operating leases for the years ending after December 31, 2013, are as follows:

(In millions)
2014	$131
2015	110
2016	150
2017	144
2018	105
Thereafter	686
Total	$1,326
REMA Operating Leases (GenOn)
GenOn, through its subsidiary, REMA, leases a 100% interest in the Shawville coal generation facility through 2026, and expects to make payments under the Shawville lease through that date, and leases 16.45% and 16.67% interest in the Keystone and Conemaugh coal generation facilities, respectively, through 2034, and expects to make payments under the Keystone and Conemaugh leases through 2029. At the expiration of these leases, there are several renewal options related to fair value. GenOn accounts for these leases as operating leases and records lease expense on a straight-line basis over the lease term. Rent expense totaled $28 million, $2 million, $33 million and $35 million for the year ended December 31, 2013, for the period from December 15, 2012 through December 31, 2012, for the period from January 1, 2012 through December 14, 2012, and for the year ended December 31, 2011, respectively, and is included in cost of operations. As of December 31, 2013, GenOn has paid $22 million of lease payments in excess of rent expense recognized, which is included in prepayments on the consolidated balance sheets. There were no lease payments in excess of rent recognized as of December 31, 2012.
GenOn operates the Conemaugh and Keystone generating facilities under five‑year agreements that expire in December 2015 that, subject to certain provisions and notifications, could be terminated annually with one year’s notice. GenOn is reimbursed by the other owners for the cost of direct services provided to the Conemaugh and Keystone facilities. Additionally, GenOn received fees of $11 million, $1 million, $9 million and $10 million for the year ended December 31, 2013, for the period from December 15, 2012 through December 31, 2012, for the period from January 1, 2012 through December 14, 2012, and for the year ended December 31, 2011, respectively. These fees received, which are recorded as a reductions in cost of operations, are primarily used to cover REMA’s administrative support costs of providing these services.
For restrictions under these leases, see Note 10, Debt and Capital Leases.

As further described in Note 3, NRG Merger and Dispositions, as a result of pushdown accounting, GenOn recorded the acquisition date fair value of the leasehold improvements of $66 million, classified in property, plant and equipment.  In addition, GenOn recorded the acquisition date fair value of the leasehold interests, net of the present value of the lease obligation, equal to an out-of-market liability of $186 million, classified in out-of-market contracts. This liability is amortized to rent expense on a straight-line basis over the term of the lease.
Future minimum lease commitments under the REMA operating leases for the years ending after December 31, 2013, are as follows:

(In millions)
2014	$63
2015	56
2016	61
2017	63
2018	55
Thereafter	400
Total	$698
During 2011, GenOn completed an analysis of the cost of environmental controls required for the Shawville generating facility, including the installation of cooling towers. After evaluation of the forecasted energy and capacity prices, expected capital expenditures, operating costs, property taxes and other factors, GenOn concluded that the forecasted returns on investments necessary to comply with the environmental regulations are insufficient. Accordingly, GenOn plans to place the coal-fired units at the Shawville generating facility, which are leased, in a long-term protective layup in April 2015. Under the lease agreement for Shawville, GenOn's obligations generally are to pay the required rent and to maintain the leased assets in accordance with the lease documentation, including in compliance with prudent competitive electric generating industry practice and applicable laws. GenOn will continue to evaluate options under the lease, including termination of the lease for economic obsolescence, keeping the facility in long-term protective layup during the term of the lease, or continuing operations with a different fuel. See Note 8, Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities, for a discussion of other generating facilities that GenOn expects to deactivate in 2014, 2015 or 2016.
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
The Registrants’ rent expense associated with other operating leases was as follows:

	Successor		Predecessor
	2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	2011
	(In millions)		(In millions)
GenOn	$17	$1	$15	$20
GenOn Americas Generation	$—	$—	$3	$7
GenOn Mid-Atlantic	$—	$—	$3	$7

Future minimum lease commitments under the Registrants’ other operating leases for the years ending after December 31, 2013, are as follows:

	GenOn(a)	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2014	$18	$7	$7
2015	16	6	6
2016	11	1	1
2017	10	1	1
2018	8	1	1
Thereafter	1	1	1
Total	$64	$17	$17

(a)	Amounts in the table exclude future sublease income of $4 million annually, associated with GenOn’s long-term lease for its corporate headquarters in Houston, Texas.
Fuel and Commodity Transportation Commitments
The Registrants have commitments under coal agreements and commodity transportation contracts, primarily related to natural gas and coal, of various quantities and durations. At December 31, 2013, the maximum remaining term under any individual fuel supply contract is 5 years and any transportation contract is 9 years.
As of December 31, 2013, the Registrants’ commitments under such outstanding agreements are estimated as follows:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2014	$167	$29	$29
2015	122	4	4
2016	119	4	4
2017	108	—	—
2018	36	—	—
Thereafter	129	—	—
Total	$681	$37	$37
LTSA Commitments (GenOn)
LTSA commitments primarily relate to long-term service agreements that cover some periodic maintenance, including parts, on power generation turbines. The long-term maintenance agreements terminate from 2014 to 2038 based on turbine usage.
As of December 31, 2013, GenOn's commitments under such outstanding agreements are estimated as follows:

GenOn
(In millions)
2014	$13
2015	14
2016	15
2017	14
2018	27
Thereafter	204
Total	$287

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
As of December 31, 2013, the Registrants’ other commitments are estimated as follows:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2014	$18	$5	$5
2015	7	6	6
2016	6	6	6
2017	6	6	6
2018	6	6	6
Thereafter	94	94	94
Total	$137	$123	$123
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
Pending Natural Gas Litigation (GenOn)
GenOn is party to five lawsuits, several of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with GenOn. In July 2011, the U.S. District Court for the District of Nevada, which is handling four of the five cases, granted the defendants’ motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit reversed the decision of the U.S. District Court for the District of Nevada. On August 26, 2013, GenOn along with the other defendants in the lawsuit filed a petition for certiorari to the U.S. Supreme Court challenging the Ninth Circuit’s decision. On December 2, 2013, the United States Supreme Court requested the views of the Solicitor General on the petition for certiorari. In September 2012, the State of Nevada Supreme Court, which is handling the remaining case, affirmed dismissal by the Eighth Judicial District Court for Clark County, Nevada of all plaintiffs’ claims against GenOn. In February 2013, the plaintiffs filed a petition for certiorari to the U.S. Supreme Court. On June 24, 2013, the U.S. Supreme Court denied the petition for certiorari, thereby ending one of the five lawsuits. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
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

Cheswick Class Action Complaint (GenOn)
In April 2012, a putative class action lawsuit was filed against GenOn in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents.  GenOn disputes these allegations.  Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief.  Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the plant. In July 2012, GenOn removed the lawsuit to the U.S. District Court for the Western District of Pennsylvania. In October 2012, the court granted GenOn’s motion to dismiss, which Plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. On June 25, 2013, the Third Circuit reversed the decision of the District Court. On September 3, 2013, GenOn filed a petition for rehearing with the Third Circuit which was subsequently denied on September 23, 2013. On January 8, 2014, the District Court has stayed the case pending the outcome of the Petition for Writ of Certiorari, which was filed in February 2014.
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
Note 19 — Regulatory Matters (GenOn, GenOn Americas Generation, GenOn Mid-Atlantic)
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
Montgomery County Station Power Tax — On December 20, 2013, NRG received a letter from Montgomery County, Maryland requesting payment of an energy tax for the consumption of station power at the Dickerson Facility over the last three years.  The letter seeks payment in the amount of $14.6 million, which includes tax, interest and penalty.  NRG is disputing the applicability of the tax and GenOn Mid-Atlantic, LLC filed suit against the County in Maryland Tax Court and the Circuit Court for Montgomery County on January 21, 2014.  The parties jointly filed on February 25, 2014, to stay the Circuit Court proceeding pending resolution of the Tax Court proceeding.  The Tax Court proceeding is still pending.

Note 20 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
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
Greenhouse Emissions
In January 2014, EPA re-proposed the NSPS for CO2 emissions from new fossil-fuel-fired electric generating units that had been previously proposed in April 2012. The re-proposed standards are 1,000 pounds of CO2 per MWh for large gas units and 1,100 pounds of CO2 per MWh for coal units and small gas units. Proposed standards are in effect until a final rule is published or another rule is re-proposed. In 2014, EPA intends to propose another rule that would require states to develop CO2 standards that would apply to existing fossil-fueled generating facilities.
Environmental Capital Expenditures
Based on current rules, technology and plans based on proposed rules, GenOn estimates that environmental capital expenditures from 2014 through 2018 required to meet GenOn's regulatory environmental laws will be approximately $120 million for GenOn, which includes $12 million for GenOn Americas Generation, which was adjusted for the sale of Kendall on January 31, 2014. The amount for GenOn Americas Generation includes $6 million for GenOn Mid-Atlantic. These costs are primarily associated with controls to satisfy MATS at Conemaugh and NOx controls for Sayreville and Gilbert. In addition, although GenOn expects to place Shawville in long-term protective layup and reactivation remains a technical possibility, GenOn does not expect to make any further investment in environmental controls for this facility. Reactivation after a long-term protective layup would likely involve numerous new permits and substantial additional investment. The Registrants continue to explore cost effective compliance alternatives to further reduce costs.
East Region
The EPA and various states have been investigating compliance of electric generating facilities with the pre-construction permitting requirements of the CAA known as NSR. In January 2009, GenOn received an NOV from the EPA alleging that past work at Keystone, Portland and Shawville generating stations violated regulations regarding NSR. In June 2011, GenOn received an NOV from the EPA alleging that past work at Avon Lake and Niles generating stations violated NSR. In December 2007, the NJDEP filed suit alleging that NSR violations occurred at the Portland generating station, which was resolved pursuant to a July 2013 Consent Decree.
In 2008, the PADEP issued an NOV related to the inactive Monarch mine where low-volume wastewater from the Cheswick Generating Station and ash leachate were historically disposed. The NOV addresses the alleged requirement to maintain a minimum pumping volume from the mine. The PADEP indicated it will seek a civil penalty of approximately $200,000. GenOn contests the allegations in the NOV and has not agreed to such penalty. GenOn is currently planning capital expenditures in connection with wastewater from Cheswick and leachate from ash disposal facilities.
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
The MDE has announced that it intends to promulgate for stringent regulations regarding NOx emissions, which could negatively affect some of our coal units in Maryland.
RGGI — In 2013, each of the RGGI member states finalized a rule that collectively reduced the CO2 emissions cap from 165 million tons to 91 million tons in 2014 with a 2.5% reduction each year from 2015 to 2020. The Registrants expect earnings at their plants in Massachusetts, New York, and particularly those in Maryland, to be negatively affected. The extent to which they would be negatively affected depends on the price of the CO2 emissions allowances, which in turn will be significantly influenced by future natural gas prices, power prices, generation resource mix, dispatch order, and any nuclear plant retirements.
For further discussion of these matters, refer to Note 18, Commitments and Contingencies – Contingencies.

Note 21 — Guarantees (GenOn and GenOn Americas Generation)
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
The following table summarizes the maximum potential exposures that can be estimated for guarantees, indemnities, and other contingent liabilities by maturity:
GenOn

	By Remaining Maturity at December 31,					December 31,
	2013					2012
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)					(In millions)

Letters of credit and surety bonds	$96	$2	$—	$—	$98	$132
Commercial sales arrangements	76	15	—	151	242	289
Other guarantees	5	4	—	50	59	117
Total guarantees	$177	$21	$—	$201	$399	$538
GenOn Americas Generation

	By Remaining Maturity at December 31,					December 31,
	2013					2012
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)					(In millions)

Surety bonds	$6	$—	$—	$—	$6	$7
Commercial sales arrangements	8	—	—	—	8	16
Total guarantees	$14	$—	$—	$—	$14	$23
Letters of credit and surety bonds — As of December 31, 2013, GenOn and GenOn Americas Generation and their respective subsidiaries were contingently obligated for a total of $98 million and $6 million under surety bonds, respectively. In addition, $349 million of letters of credit were issued under the NRG credit agreement with GenOn. See Note 18, Commitments and Contingencies. Of those letters of credit, $258 million were issued on behalf of GenOn Americas Generation's subsidiaries and $108 million were issued on behalf of GenOn Mid-Atlantic. Most of these letters of credit are issued in support of their obligations to perform under commodity agreements and surety bonds are issued for financing or other arrangements. A majority of these surety bonds expire within one year of issuance, and it is typical for GenOn and GenOn Americas Generation to renew them on similar terms.
Commercial sales arrangements — In connection with the purchase and sale of fuel, emission allowances and power generation products to and from third parties with respect to the operation of some of GenOn’s and GenOn Americas Generation’s generation facilities in the U.S., they may be required to guarantee a portion of the obligations of certain of their subsidiaries. These obligations may include liquidated damages payments or other unscheduled payments. At December 31, 2013, GenOn is contingently obligated for a total of $103 million under such guarantees issued on behalf of GenOn Americas Generation's subsidiaries. GenOn and GenOn Americas Generation do not believe that they will be required to make any material payments under these commercial sales agreements.

Other guarantees — GenOn and GenOn Americas Generation have issued guarantees of obligations that their subsidiaries may incur as a provision for environmental site remediation, payment of debt obligations, rail car leases, performance under purchase, EPC and operating and maintenance agreements. In addition, at December 31, 2013, GenOn Energy Holdings has issued $9 million of guarantees on behalf of a GenOn Americas Generation subsidiary related to settlement agreement obligations. GenOn has also guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the CenterPoint guarantee is $50 million at December 31, 2013 (included in the table above) and $2 million is recorded in the GenOn balance sheet for this item. GenOn and GenOn Americas Generation do not believe that they will be required to make any material payments under these guarantees.
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

Schedule I
GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	For the Year Ended	December 15, 2012 through	January 1, 2012 through	For the Year Ended
	December 31, 2013	December 31, 2012	December 14, 2012	December 31, 2011
	(In millions)		(In millions)
Operating Income/(Loss)	$—	$—	$—	$—
Other Income/(Expense)
Equity in losses of consolidated subsidiaries	17	(69)	(260)	(44)
Other income/(expense), net	74	4	79	(1)
Interest expense	(140)	(7)	(217)	(144)
Total other income/(expense)	(49)	(72)	(398)	(189)
Loss Before Income Taxes	(49)	(72)	(398)	(189)
Income tax (benefit)/expense	(6)	—	16	—
Net Income/(Loss)	$(43)	$(72)	$(414)	$(189)
See notes to condensed financial statements.

Schedule I
GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	As of December 31,
	2013	2012
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$621	$530
Accounts receivable — affiliate	27	10
Notes receivable — affiliate	592	1,119
Interest receivable — affiliate	—	125
Taxes receivable and other current assets	7	124
Total current assets	1,247	1,908
Other Assets
Investment in subsidiaries	346	368
Notes receivable — affiliate	1,025	1,003
Total other assets	1,371	1,371
Total Assets	$2,618	$3,279

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accrued taxes	$6	$41
Accrued expenses and other current liabilities	90	31
Total current liabilities	96	72
Other Liabilities
Long-term debt	2,205	2,849
Other non-current liabilities	3	1
Total non-current liabilities	2,208	2,850
Total Liabilities	2,304	2,922
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at December 31, 2013 and 2012	—	—
Additional paid-in capital	327	427
Accumulated deficit	(114)	(72)
Accumulated other comprehensive income	101	2
Total Stockholder's Equity	314	357
Total Liabilities and Stockholder's Equity	$2,618	$3,279
See notes to condensed financial statements.

Schedule I

GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	For the year ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	For the year ended December 31, 2011
	(In millions)		(In millions)
Cash Flows from Operating Activities
Net cash used by operating activities	$491	$(66)	$(134)	$(59)
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	—	—	—	—
Net Cash from sale of Marsh Landing	175	—	—	—
Issuance/(receipt) of notes receivables — affiliate	—	25	46	137
Cash retained by GenOn Energy Holdings	—	—	—	—
Increase in restricted cash, net	—	—	—	286
Net cash provided by investing activities	175	25	46	423
Cash Flows from Financing Activities
Proceeds from exercises of stock options	—	—	—	3
Payments of short and long-term debt	(575)	—	—	(285)
Net cash used by financing activities	(575)	—	—	(282)
Net Increase/(Decrease) in Cash and Cash Equivalents	91	(41)	(88)	82
Cash and Cash Equivalents at Beginning of Period	530	571	659	577
Cash and Cash Equivalents at End of Period	$621	$530	$571	$659

Supplemental Disclosures
Cash paid for interest, net of amounts capitalized	$138	$50	$169	$224
Cash paid for income taxes (net of refunds received)	$—	$—	$34	$(3)

Supplemental Disclosures for Non‑Cash Investing and Financing Activities
Conversion to equity of notes receivables from subsidiaries		$—	$—	$—
Conversion to equity of notes payable to subsidiaries		$—	$—	$—
See notes to condensed financial statements.

Schedule I

GENON ENERGY, INC. (PARENT)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Background and Basis of Presentation
Background
The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of GenOn Energy Inc.’s subsidiaries exceed 25% of the consolidated net assets of GenOn Energy, Inc. These statements should be read in conjunction with the consolidated statements and notes thereto of the Registrants.
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
Upon closing of the NRG Merger, each issued and outstanding share of GenOn’s common stock automatically converted into the right to receive 0.1216 shares of common stock of NRG based on the NRG Merger Exchange Ratio. All outstanding stock options (other than options granted in 2012) immediately vested and all outstanding stock options generally converted upon completion of the NRG Merger into stock options with respect to NRG common stock, after giving effect to the NRG Merger Exchange Ratio. In addition, all outstanding restricted stock units (other than restricted stock units granted in 2012) immediately vested and all outstanding restricted stock units were exchanged for the NRG Merger consideration. All outstanding stock options and unvested restricted stock units granted in 2012 will vest per the terms and conditions of the grant, and if the holder is terminated, upon the holder’s termination date if the termination is as a result of the NRG Merger and within two years of the closing date. See Note 3, NRG Merger and Dispositions, to the Registrants’ consolidated financial statements.

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

Cash Dividends Received
For the year ended December 31, 2013, the period from December 15, 2012 through December 31, 2012 and the period from January 1, 2012 through December 14, 2012, GenOn Energy, Inc. did not receive any cash dividends from its subsidiaries. For the year ended December 31, 2011, GenOn Energy, Inc. received cash dividends from its subsidiaries of $100 million.

2.	Long-Term Debt
For a discussion of GenOn Energy, Inc.’s long-term debt, see Note 10, Debt and Capital Leases, to the Registrants’ consolidated financial statements.
Debt maturities of GenOn Energy, Inc. as of December 31, 2013 are (in millions):

2017	725
2018	675
Thereafter	550
Total	$1,950

3.	Commitments, Contingencies and Guarantees
See Note 15, Income Taxes and Note 18, Commitments and Contingencies to the Registrants’ consolidated financial statements for a detailed discussion of GenOn Energy, Inc.’s contingencies.
As of December 31, 2013, GenOn Energy, Inc. had $50 million of guarantees, which are included in Note 21, Guarantees, to the Registrants’ consolidated financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
GENON ENERGY, INC. AND SUBSIDIARIES

For the Year Ended December 31, 2013, Periods from December 15, 2012 through
December 31, 2012 and from January 1, 2012
through December 14, 2012 and for the Year Ended December 31, 2011

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Successor
Year Ended December 31, 2013	$4	$—	$—	$(3)		$1
December 15, 2012 through December 31, 2012	$4	$—	$—	$—		$4
Predecessor
January 1, 2012 through December 14, 2012	48	—	—	(43)	(b)	5
Year Ended December 31, 2011	21	42	—	(15)	(b)	48

Income tax valuation allowance, deducted from deferred tax assets
Successor
Year Ended December 31, 2013	$2,324	$—	$348	$—		$2,672
December 15, 2012 through December 31, 2012	$2,300	$—	$24	$—		$2,324
Predecessor
January 1, 2012 through December 14, 2012	1,819	—	165	—		1,984
Year Ended December 31, 2011	1,636	—	183	—		1,819

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

(b)	Deductions consisted primarily of reversals of credit reserves for derivative contract assets.

Schedule I
GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	For the Year Ended	December 15, 2012 through	January 1, 2012 through	For the Year Ended
	December 31, 2013	December 31, 2013	December 14, 2012	December 31, 2011
	(In millions)		(In millions)
Operating Income	$—	$—	$—	$—
Other Income/(Expense)
Equity in (losses)/earnings of consolidated subsidiaries	123	—	(11)	102
Other expense, net	—	—	—	—
Interest expense	(64)	(3)	(69)	(86)
Total other income/(expense)	59	(3)	(80)	16
Income/(Loss) Before Income Taxes	59	(3)	(80)	16
Income tax expense	—	—	—	—
Net Income/(Loss)	$59	$(3)	$(80)	$16
See notes to condensed financial statements.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS

	As of December 31,
	2013	2012
	(In millions)
ASSETS
Current Assets
Accounts receivable	$1	$1
Total current assets	1	1
Property, Plant and Equipment
In service	—	11
Under construction	—	1
Total property, plant and equipment	—	12
Less accumulated depreciation	—	(1)
Net property, plant and equipment	—	11
Other Assets
Investment in subsidiaries	1,653	1,785
Other non-current assets	—	5
Total other assets	1,653	1,790
Total Assets	$1,654	$1,802

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable — affiliate	$—	$1
Note payable — affiliate	11	12
Accrued expenses and other current liabilities	16	16
Total current liabilities	27	29
Other Liabilities
Long-term debt	937	848
Total non-current liabilities	937	848
Total Liabilities	964	877
Commitments and Contingencies
Member's Equity
Member's interest	690	925
Total member's equity	690	925
Total Liabilities and Member's Equity	$1,654	$1,802
See notes to condensed financial statements.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	For the year ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012	For the year ended December 31, 2011
	(In millions)		(In millions)
Cash Flows from Operating Activities
Net cash provided by operating activities	$217	$—	$215	$32
Cash Flows from Investing Activities
Capitalized interest	(2)	—	(3)	(3)
Capital contributions	—	—	—	(30)
Net cash used by investing activities	(2)	—	(3)	(33)
Cash Flows from Financing Activities
(Payment)/issuance of notes payable — affiliate	—	—	—	12
Capital contributions	70	—	18	474
Distributions to member	(285)	—	(230)	(100)
Issuance/(payment) of short and long-term debt	—	—	—	(535)
Net cash used by financing activities	(215)	—	(212)	(149)
Net Decrease in Cash and Cash Equivalents	—	—	—	(150)
Cash and Cash Equivalents at Beginning of Period	—	—	—	150
Cash and Cash Equivalents at End of Period	$—	$—	$—	$—

Supplemental Disclosures
Cash paid for interest, net of amounts capitalized	73	$—	$72	$94

Supplemental Disclosures for Non‑Cash Investing and Financing Activities
Conversion to equity of notes payable to subsidiaries	$—	$—	$—	$2
See notes to condensed financial statements.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Background and Basis of Presentation
Background
The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S‑X, as the restricted net assets of GenOn Americas Generation, LLC’s subsidiaries exceed 25% of the consolidated net assets of GenOn Americas Generation, LLC. These statements should be read in conjunction with the consolidated statements and notes thereto of the Registrants.
GenOn Americas Generation, LLC is a Delaware limited liability company and indirect wholly-owned subsidiary of GenOn Energy, Inc.
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
Upon closing of the NRG Merger, each issued and outstanding share of GenOn’s common stock automatically converted into the right to receive 0.1216 shares of common stock of NRG based on the NRG Merger Exchange Ratio. All outstanding stock options (other than options granted in 2012) immediately vested and all outstanding stock options generally converted upon completion of the NRG Merger into stock options with respect to NRG common stock, after giving effect to the NRG Merger Exchange Ratio. In addition, all outstanding restricted stock units (other than restricted stock units granted in 2012) immediately vested and all outstanding restricted stock units were exchanged for the NRG Merger consideration. All outstanding stock options and unvested restricted stock units granted in 2012 will vest per the terms and conditions of the grant, and if the holder is terminated, upon the holder’s termination date if the termination is as a result of the NRG Merger and within two years of the closing date. See Note 3, NRG Merger and Dispositions, to the Registrants’ consolidated financial statements.

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

Cash Dividends Received
For the year ended December 31, 2013, GenOn Americas Generation, LLC received cash dividends from its subsidiaries of $285 million. During the period from December 15, 2012 through December 31, 2012, GenOn Americas Generation, LLC did not receive any cash dividends from its subsidiaries. During the period from January 1, 2012 through December 14, 2012 and for the year ended December 31, 2011, GenOn Americas Generation, LLC received cash dividends from its subsidiaries of $286 million and $137 million, respectively.

2.	Long-Term Debt
For a discussion of GenOn Americas Generation, LLC’s long-term debt, see Note 10, Debt and Capital Leases, to the Registrants’ consolidated financial statements.
Debt maturities of GenOn Americas Generation, LLC as of December 31, 2013 are (in millions):

2019 and thereafter	850
Total	$850

3.	Commitments, Contingencies and Guarantees
See Note 18, Commitments and Contingencies, to the Registrants’ consolidated financial statements for a detailed discussion of GenOn Americas Generation, LLC’s contingencies.
At December 31, 2013, GenOn Americas Generation, LLC did not have any guarantees.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

For the Year Ended December 31, 2013, Periods from December 15, 2012 through
December 31, 2012 and from January 1, 2012
through December 14, 2012 and for the Year Ended December 31, 2011

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Successor
Year Ended December 31, 2013	$4	$—	$—	$(3)	(b)	$1
December 15, 2012 through December 31, 2012	$4	$—	$—	$—		$4
Predecessor
January 1, 2012 through December 14, 2012	47	—	—	(42)	(b)	5
Year Ended December 31, 2011	19	41	—	(13)	(b)	47

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

(b)	Deductions consisted primarily of reversals of credit reserves for derivative contract assets.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

For the Year Ended December 31, 2013, Periods from December 15, 2012 through
December 31, 2012 and from January 1, 2012
through December 14, 2012 and for the Year Ended December 31, 2011

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Successor
Year Ended December 31, 2013	$4	$—	$—	$(3)		$1
December 15, 2012 through December 31, 2012	$4	$—	$—	$—	(b)	$4
Predecessor
January 1, 2012 through December 14, 2012	47	—	—	(42)	(b)	5
Year Ended December 31, 2011	19	43	—	(15)	(b)	47

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

(b)	Deductions consisted primarily of reversals of credit reserves for derivative contract assets.

GenOn Energy, Inc. Exhibit Index

Exhibit No.	Exhibit Name
2.1
Stock and Note Purchase Agreement by and among Mirant Asia-Pacific Ventures, Inc., Mirant Asia-Pacific Holdings, Inc., Mirant Sweden International AB (publ), and Tokyo Crimson Energy Holdings Corporation, dated at December 11, 2006 (Incorporated herein by reference to Exhibit 2.1 to the Mirant Corporation Current Report on Form 8-K filed December 13, 2006)

2.3**
Agreement and Plan of Merger, dated as of July 20, 2012, by and among NRG Energy, Inc., Plus Merger Corporation and GenOn Energy, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed July 23, 2012)

3.1
Fourth Amended and Restated Certificate of Incorporation of GenOn Energy, Inc., effective as of December 14, 2012 (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8 K filed December 14, 2012)

3.2
Eighth Amended and Restated By-Laws of GenOn Energy, Inc., effective as of December 14, 2012 (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed December 14, 2012)

4.1	Form of Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed May 10, 2012)
4.2
Form of Rights Agreement between Reliant Resources, Inc. and The Chase Manhattan Bank, as Rights Agent, including a form of Rights Certificates, dated at January 15, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1/A Amendment No. 8, Registration No. 333-48038)

4.3
Amendment No. 1 to Rights Agreement, by and between RRI Energy, Inc., JPMorgan Chase Bank, N.A., and Computershare Trust Company, N.A., dated at November 23, 2010 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 24, 2010)

4.4
Senior Indenture between Reliant Energy, Inc. and Wilmington Trust Company, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

4.5
First Supplemental Indenture relating to the 6.75% Senior Secured notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

4.6
Second Supplemental Indenture relating to the 6.75% Senior Secured notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 4.18 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

4.7
Third Supplemental Indenture relating to the 6.75% Senior Secured notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

4.8
Sixth Supplemental Indenture relating to the 6.75% Senior Secured notes due 2014, among RRI Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

4.9
Seventh Supplemental Indenture relating to the 6.75% Senior Secured notes due 2014, between RRI Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

4.10
Eighth Supplemental Indenture relating to the 6.75% Senior Secured notes due 2014, among RRI Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 4.9 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

4.11
Indenture between Orion Power Holdings, Inc. and Wilmington Trust Company, dated at April 27, 2000 (Incorporated herein by reference to Exhibit 4.1 to the Orion Power Holdings, Inc. Registration Statement on Form S-1, Registration No. 333‑44118)

4.12
Fourth Supplemental Indenture relating to the 7.625% Senior notes due 2014, between Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at June 13, 2007 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 15, 2007)

4.13
Fifth Supplemental Indenture relating to the 7.875% Senior notes due 2017, between Reliant Energy, Inc. and Wilmington Trust Company, dated at June 13, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed June 15, 2007)

4.14
Indenture between Mirant Americas Generation, Inc. and Bankers Trust Company, as trustee, relating to Senior Notes, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.1 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240)

4.15
Second Supplemental Indenture relating to Senior Notes 8.300% due 2011, between Mirant Americas Generation, Inc. and Bankers Trust Company, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.3 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333‑63240)

4.16
Third Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, relating to 9.125% Senior Notes due 2031, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.4 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240)

4.17
Fifth Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, relating to 8.50% Senior Note due 2021, dated at October 9, 2001 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

4.18
Form of Sixth Supplemental Indenture from Mirant Americas Generation, LLC to Bankers Trust Company, dated at November 1, 2001, relating to indenture dated May 1, 2001 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Corporation Annual Report on Form 10‑K filed February 27, 2009)

4.19
Seventh Supplemental Indenture from Mirant Americas Generation, LLC to Wells Fargo Bank, National Association, dated at January 3, 2006, relating to indenture dated May 1, 2001 (Incorporated herein by reference to Exhibit 4.1 to the Mirant Americas Generation, LLC Quarterly Report on Form 10-Q filed May 14, 2007)

4.20
Form of Senior Note Indenture among Mirant North America, LLC, Mirant North America Escrow, LLC, MNA Finance Corp. and Law Debenture Trust Company of New York, as trustee dated as of December 23, 2005 (Incorporated herein by reference to Exhibit 4.2 to the Mirant Corporation Annual Report on Form 10-K filed March 14, 2006)

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
4.24(a)
Pass Through Trust Agreement A between Southern Energy Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.4(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.24(b)
Schedule identifying substantially identical agreement to Pass Through Trust Agreement A (Incorporated herein by reference to Exhibit 4.4(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.25(a)
Participation Agreement (L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Dickerson OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP3 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.5(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.25(b)
Schedule identifying substantially identical agreements to Participation Agreement (Incorporated herein by reference to Exhibit 4.5(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.26(a)
Participation Agreement (L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Morgantown OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP1 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.6 (a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.26(b)
Schedule identifying substantially identical agreement to Participation Agreement (Incorporated herein by reference to Exhibit 4.6(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.27(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee and Dickerson OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.7(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.27(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement (Incorporated herein by reference to Exhibit 4.7(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.28(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee and Morgantown OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.8(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.28(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement (Incorporated herein by reference to Exhibit 4.8(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.29(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Dickerson OL1 LLC, as Owner Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.9(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.29(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement (Incorporated herein by reference to Exhibit 4.9(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.30(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Morgantown OL1 LLC, as Owner Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.10(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.30(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement (Incorporated herein by reference to Exhibit 4.10(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.31(a)
Series A Lessor Note Due June 20, 2012 for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.11(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.31(b)
Schedule identifying substantially identical notes to Lessor Notes (Incorporated herein by reference to Exhibit 4.11(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.32(a)
Series A Lessor Note Due June 30, 2008, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.12(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.32(b)
Schedule identifying substantially identical notes to Series A Lessor Notes (Incorporated herein by reference to Exhibit 4.12(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.33(a)
Series B Lessor Note Due June 30, 2015, for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.13(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.33(b)
Schedule identifying substantially identical notes to Lessor Note (Incorporated herein by reference to Exhibit 4.13(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.34(a)
Series B Lessor Note Due June 30, 2017, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.14(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.34(b)
Schedule identifying substantially identical notes to Lessor Notes (Incorporated herein by reference to Exhibit 4.14(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.35(a)
Series C Lessor Note Due June 30, 2020, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.15(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.35(b)
Schedule identifying substantially identical notes to Lessor Notes (Incorporated herein by reference to Exhibit 4.15(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.36(a)
Supplemental Pass Through Trust Agreement A between Mirant Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001 (Incorporated herein by reference to Exhibit 4.17(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4/A Registration No. 333-61668)

4.36(b)
Schedule identifying substantially identical agreements to Supplemental Pass Through Trust Agreement constituting Exhibit 4.36(a) for Supplemental Pass Through Trust Agreement B between Mirant Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001, and Supplemental Pass Through Trust Agreement C between Mirant Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001 (Incorporated herein by reference to Exhibit 4.17(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4/A, Registration No. 333-61668)

4.37
Senior Notes Indenture, relating to the 9.50% Senior Notes Due 2018 and the 9.875% Senior Notes Due 2020, by GenOn Escrow Corp. and Wilmington Trust Company as trustee, dated at October 4, 2010 (Incorporated by reference to Exhibit 4.4 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 5, 2010)

4.38
Supplemental Indenture, relating to the 9.50% Senior Notes due 2018 and the 9.875% Senior Notes Due 2020, by GenOn Energy, Inc. and Wilmington Trust Company as trustee, dated at December 3, 2010 (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed December 7, 2010)

4.39
Amendment No. 2, dated as of December 14, 2012, to the Rights Agreement dated as of January 15, 2001 between RRI Energy, Inc., JP Morgan Chase and Computershare Trust Company, N.A., as successor to JP Morgan Chase rights agent (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 14, 2012)

10.1.1(a)
Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.1 to the CenterPoint Energy Houston Electric, LLC Quarterly Report on Form 10-Q filed May 14, 2001)

10.1.1(b)
Schedules to Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.1B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.2(a)
Tax Allocation Agreement by and among Reliant Resources, Inc., Reliant Energy, Incorporated and its affiliate companies dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.8 to the CenterPoint Energy Houston Electric, LLC Quarterly Report on Form 10-Q filed May 14, 2001)

10.1.2(b)
Exhibit to Tax Allocation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.2B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.3
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.4(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.4(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.5B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.5(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.5(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.6B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.6(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.6(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.7B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.7(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.7(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.8B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.8
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.9
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.10
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.11
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.12
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.13
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.14
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.15
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.16
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.17
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.18
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2001A, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.19
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002A, among, RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.20
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002B, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.21
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2003A, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.22
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.23
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.24
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.25
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.26
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenues Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.27
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2001A, among RRI Energy Channelview LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.28
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002A, among RRI Energy Channelview LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.29
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002B, among RRI Energy Channeview LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.30
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2003A, among RRI Energy Channelview LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.31
Sixth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2004A, among RRI Energy Channelview LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.32(a)
Credit and Guaranty Agreement among Reliant Energy, Inc., as Borrower, the Other Loan Parties referred to therein as guarantors, the Other Lenders Party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and ABN AMRO Bank N.V., as Joint Bookrunners with respect to the Revolving Credit Facility and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and Bear, Sterns & Co. Inc., as Joint Bookrunners with respect to the Pre-Funded L/C Facility, dated at June 12, 2007 (Incorporated herein by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed June 15, 2007)

10.1.32(b)†
Exhibits and Schedules to Credit and Guaranty Agreement among Reliant Energy, Inc., as Borrower, the Other Loan Parties referred to therein as guarantors, the Other Lenders Party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and ABN AMRO Bank N.V., as Joint Bookrunners with respect to the Revolving Credit Facility and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and Bear, Sterns & Co. Inc., as Joint Bookrunners with respect to the Pre-Funded L/C Facility, dated at June 12, 2007 (Incorporated herein by reference to Exhibit 10.34B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.33(a)
Pass Through Trust Agreement A between Reliant Energy Mid-Atlantic Power Holdings, LLC and Bankers Trust Company, made with respect to the formation of the Series A Pass Through Trust and the issuance of 8.554% Series A Pass Through Certificates, dated 2005 dated as of August 24, 2000 (Incorporated herein by reference to Exhibit 4.4a to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.1.33(b)
Schedule identifying substantially identical agreements to Pass Through Trust Agreement constituting Exhibit 10.1.33(a) (Incorporated herein by reference to Exhibit 4.4b to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.1.34
Participation Agreement among Conemaugh Lessor Genco LLC, as Owner Lessor, Reliant Energy Mid‑Atlantic Power Holdings, LLC, as Facility Lessee, Wilmington Trust Company, as Lessor Manager, PSEGR Conemaugh Generation, LLC, as Owner Participant, Bankers Trust Company, as Lease Indenture Trustee, and Bankers Trust Company, as Pass Through Trustee, dated at August 24, 2000 (Incorporated herein by reference to Exhibit 4.5a to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.1.35
Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 10.1.34 (Incorporated herein by reference to Exhibit 4.5b to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.1.36(a)
First Amendment to Participation Agreement constituting Exhibit 10.1.34, dated at November 15, 2001 (Incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed March 15, 2006)

10.1.36(b)
Exhibit M to First Amendment to Participation Agreement constituting Exhibit 10.1.36(a), dated at November 15, 2001 (Incorporated herein by reference to Exhibit 10.41B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.37
Schedule identifying substantially identical agreements to First Amendment to Participation Agreement constituting Exhibit 10.1.36(a) (Incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed March 15, 2006)

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
10.1.49
Collateral Agency and Intercreditor Agreement among Mirant Marsh Landing, LLC, The Royal Bank of Scotland PLC, as administrative agent, and Deutsche Bank Trust Company Americas, as Collateral Agent and Depository Bank, dated at October 8, 2010

10.1.50
Equity Contribution Agreement among Mirant Corporation, Mirant Marsh Landing, LLC, The Royal Bank of Scotland PLC, as administrative agent, and Deutsche Bank Trust Company Americas, as Collateral Agent, dated as of October 8, 2010

10.1.51
Revolving Credit Agreement among GenOn Energy, Inc., as Borrower, GenOn Americas, Inc., as Borrower, the several lenders from time to time parties hereto, and NRG Energy, Inc., as Administrative Agent, dated as of December 14, 2012

10.3.1
Facility Lease Agreement between Conemaugh Lessor Genco LLC and Reliant Energy Mid-Atlantic Power Holdings, LLC, dated at August 24, 2000 (Incorporated herein by reference to Exhibit 4.6a to the RRI Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.3.2
Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 10.3.1 (Incorporated herein by reference to Exhibit 4.6b to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.3.3
Lease Indenture of Trust, Mortgage and Security Agreement between Conemaugh Lessor Genco LLC, as Owner Lessor, and Bankers Trust Company, as Lease Indenture Trustee, dated at August 24, 2000 (Incorporated herein by reference to Exhibit 4.8a to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.3.4
Schedule identifying substantially identical agreements to Lease Indenture of Trust constituting Exhibit 10.3.3 (Incorporated herein by reference to Exhibit 4.8b to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464)

10.3.5(a)
Facility Site Lease and Easement Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.5(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.5(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.3.12(a) (Incorporated herein by reference to Exhibit 10.5(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.6(a)
Facility Site Lease and Easement Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.6(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.6(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.3.13(a) (Incorporated herein by reference to Exhibit 10.6(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.7(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.7(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.7(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.3.14(a) (Incorporated herein by reference to Exhibit 10.7(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.8(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.8(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.8(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.3.15(a) (Incorporated herein by reference to Exhibit 10.8(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.9(a)
Shared Facilities Agreement among Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.9(b)
Shared Facilities Agreement among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.10(a)
Assignment and Assumption Agreement among Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.10(b)
Assignment and Assumption Agreement among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.11(a)
Ownership and Operation Agreement among Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, Dickerson OL4 LLC, and Southern Energy Mid‑Atlantic, LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.17(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.11(b)
Ownership and Operation Agreement among Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, Morgantown OL7 LLC, and Southern Energy Mid-Atlantic, LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.17 (b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.12(a)
Facility Site Lease Agreement and Easement Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.5(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.12(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.3.12(a) (Incorporated herein by reference to Exhibit 10.5(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.13(a)
Facility Site Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.6(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.13(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.3.13(a) (Incorporated herein by reference to Exhibit 10.6(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.14(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.7(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.14(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.3.14(a) (Incorporated herein by reference to Exhibit 10.7b to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.15(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.8a to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.3.15(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.3.15(a) (Incorporated herein by reference to Exhibit 10.8(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

10.4.1
Agreement Regarding Prosecution of Litigation by and among Merrill Lynch Commodities, Inc., Merrill Lynch & Co., Inc., Reliant Energy Power Supply, LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC, Reliant Energy Retail Services, LLC, RE Retail Receivables, LLC and Reliant Energy Solutions East, LLC, dated at February 28, 2009 (Incorporated herein by reference to Exhibit 10.85 to the Registrant's Annual Report on Form 10-K filed March 2, 2009)

10.4.2†
Engineering, Procurement and Construction Agreement, dated at July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point LLC and Stone & Webster, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.4.3
Settlement Agreement and Release by and among Mirant Corporation, PEPCO, and PEPCO Settling Parties dated at May 30, 2006 (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Current Report on Form 8-K filed May 31, 2006)

10.4.4
Engineering, Procurement and Construction Agreement between Mirant Marsh Landing, LLC and Kiewit Power Constructors Co., dated at May 6, 2010 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed August 6, 2010)

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
1.1
Purchase Agreement, dated at October 3, 2001, among Mirant Americas Generation, Inc. and Salomon Smith Barney Inc., Banc of America Securities LLC, Blaylock & Partners, L.P., Scotia Capital (USA) Inc., TD Securities (USA) Inc. and Tokyo-Mitsubishi International plc, as Initial Purchaser (Incorporated herein by reference to Exhibit 1.1 to Registrant's Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

2.1
Purchase and Sale Agreement by and between Mirant Americas, Inc. and LS Power Acquisition Co. I, LLC, dated at January 15, 2007 (Incorporated herein by reference to Exhibit 2.1 to the Mirant Corporation Current Report on Form 8-K filed January 18, 2007)

3.1
Certificate of Formation for Mirant Americas Generation, LLC, filed with the Delaware Secretary of State dated at November 1, 2001 (Incorporated herein by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q filed November 9, 2001)

3.2
Certificate of Amendment to Certificate of Formation of Mirant Americas Generation, LLC, filed with the Delaware Secretary of State dated at December 3, 2010 (Incorporated herein by reference to Exhibit 3.2A1 to Registrant's Annual Report on Form 10-K filed March 1, 2011)

3.3
Second Amended and Restated Limited Liability Company Agreement for GenOn Americas Generation, LLC dated December 3, 2010 (Incorporated herein by reference to Exhibit 3.3A1 to Registrant's Annual Report on Form 10-K filed March 1, 2011)

4.1
Indenture between Mirant Americas Generation, Inc. and Bankers Trust Company, as trustee, relating to Senior Notes, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, Registration No. 333-63240)

4.2
Second Supplemental Indenture relating to Senior Notes 8.300% due 2011, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4, Registration No. 333-63240)

4.3
Third Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company as trustee, relating to 9.125% Senior Notes due 2031, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-4, Registration No. 333-63240)

4.4
Fifth Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company as trustee, dated at October 9, 2001 relating to 8.50% Senior Notes due 2021 (Incorporated herein by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

4.5
Form of Sixth Supplemental Indenture from Mirant Americas Generation LLC, to Bankers Trust Company as trustee, dated at November 1, 2001 relating to indenture dated May 1, 2008 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Corporation Annual Report on Form 10-K filed February 27, 2009)

4.6
Form of Seventh Supplemental Indenture from Mirant Americas Generation LLC, to Wells Fargo Bank National Association as successor indenture trustee, dated at January 3, 2006 relating to indenture date May 1, 2008 (Incorporated herein by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed May 14, 2007)

4.7
Senior Note Indenture between Mirant North America, LLC, Mirant North America Escrow, LLC, MNA Finance Corp. and Law Debenture Trust Company of New York, as trustee (Incorporated herein by reference to Exhibit 4.2 to Mirant Corporation Annual Report on Form 10-K filed March 14, 2006)

4.8
Registration Rights Agreement, dated at October 9, 2001, among Mirant Americas Generation, Inc., Salomon Smith Barney Inc. and Banc of America Securities LLC, Blaylock & Partners, L.P., Scotia Capital (USA) Inc., TD Securities (USA) Inc. and Tokyo-Mitsubishi International plc, as Initial Purchasers (Incorporated herein by reference to Exhibit 4.8 to Registrant's Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

10.1†
Engineering, Procurement and Construction Agreement, dated at July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.2
Membership Interest Purchase and Sale Agreement, dated at January 31, 2007, between Mirant New York, Inc. and Alliance Energy Renewables, LLC (Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed May 14, 2007)

10.3
Settlement and Release of Claims Agreement, by and among the Mirant Parties, the California Parties and OMOI, dated at January 13, 2005 (Incorporated herein by reference to Exhibit 10.39 to the Mirant Corporation Annual Report on Form 10-K filed March 15, 2005)

10.4
Credit Agreement among Mirant North America, LLC, JPMorgan Chase Bank, N.A as administrative agent and Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as co-syndication agents, dated at January 3, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.5
Administrative Services Agreement dated at January 3, 2006 by and between Mirant Americas Generation, LLC and Mirant Services, LLC (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.6
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Bowline, LLC, Mirant Lovett, LLC, and Mirant NY-Gen, LLC (Incorporated herein by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.7
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Canal, LLC, and Mirant Kendall, LLC (Incorporated herein by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.8
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC (Incorporated herein by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.9
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.10
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC (Incorporated herein by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.11
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Delta, LLC, and Mirant Potrero, LLC (Incorporated herein by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.12
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Zeeland, LLC (Incorporated herein by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.13
Mirant Corporation 2005 Omnibus Incentive Compensation Plan, effective December 2005 (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Current Report on Form 8-K filed January 3, 2006)

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

4.1	Form of 8.625% Series A Pass Through Certificate (Incorporated herein by reference to Exhibit 4.1 to Mirant Mid-Atlantic, LLC's Registration Statement on Form S-4, Registration No. 333-61668)
4.2	Form of 9.125% Series B Pass Through Certificate (Incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)
4.3	Form of 10.060% Series C Pass Through Certificate (Incorporated herein by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)
4.4(a)
Pass Through Trust Agreement A between Southern Energy Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.4(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.4(b)
Schedule identifying substantially identical agreement to Pass Through Trust Agreement A constituting Exhibit 4.4(a) (Incorporated herein by reference to Exhibit 4.4(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.5(a)
Participation Agreement (L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Dickerson OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP3 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.5(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.5(b)
Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.5(a) (Incorporated herein by reference to Exhibit 4.5(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.6(a)
Participation Agreement (Morgantown L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Morgantown OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP1 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.6(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.6(b)
Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.6(a) hereto (Incorporated herein by reference to Exhibit 4.6(b) to Registrant's Form S-4 in Registration No. 333-61668)

4.7(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee, and Dickerson OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.7(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.7(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.7(a) (Incorporated herein by reference to Exhibit 4.7(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.8(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee, and Morgantown OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.8(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.8(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.8(a) (Incorporated herein by reference to Exhibit 4.8(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.9(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Dickerson OL1 LLC, as Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.9(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.9(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.9(a) (Incorporated herein by reference to Exhibit 4.9(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.10(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Morgantown OL1 LLC, as Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.10(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.10(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.10(a) (Incorporated herein by reference to Exhibit 4.10(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.11(a)
Series A Lessor Note Due June 20, 2012 for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.11(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.11(b)
Schedule identifying substantially identical notes to Lessor Notes constituting Exhibit 4.11(a) (Incorporated herein by reference to Exhibit 4.11(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.12(a)
Series A Lessor Note Due June 30, 2008, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.12(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.12(b)
Schedule identifying substantially identical notes to Series A Lessor Notes constituting Exhibit 4.12(a) (Incorporated herein by reference to Exhibit 4.12(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.13(a)
Series B Lessor Note Due June 30, 2015, for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.13(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.13(b)
Schedule identifying substantially identical notes to Lessor Note constituting Exhibit 4.13(a) (Incorporated herein by reference to Exhibit 4.13(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.14(a)
Series B Lessor Note Due June 30, 2017, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.14(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.14(b)
Schedule identifying substantially identical notes to Lessor Notes constituting Exhibit 4.14(a) (Incorporated herein by reference to Exhibit 4.14(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.15(a)
Series C Lessor Note Due June 30, 2020, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.15(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.15(b)
Schedule identifying substantially identical notes to Lessor Notes constituting Exhibit 4.15(a) (Incorporated herein by reference to Exhibit 4.15(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.16
Registration Rights Agreement, between Southern Energy Mid-Atlantic, LLC and Credit Suisse First Boston, acting for itself on behalf of the Purchasers, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.16 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

4.17(a)
Supplemental Pass Through Trust Agreement A between Mirant Mid-Atlantic, LLC, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001 (Incorporated herein by reference to Exhibit 4.17(a) to Registrant's Registration Statement on Form S-4/A Registration No. 333-61668)

4.17(b)
Schedule identifying substantially identical agreements to Supplemental Pass Through Trust Agreement for Supplemental Pass Through Trust Agreement A between Mirant Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001, constituting Exhibit 4.17(a) (Incorporated herein by reference to Exhibit 4.17(b) to Registrant's Registration Statement on Form S-4/A, Registration No. 333-61668)

10.1†
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
Amendment No. 2 to Asset Purchase and Sale Agreement by and between Potomac Electric Power Company and Southern Energy, Inc. dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.1(c) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.7(a)
Interconnection Agreement (Dickerson) by and between Potomac Electric Power Company and Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.2(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.7(b)
Schedule identifying substantially identical agreements to Interconnection Agreement constituting Exhibit 10.7(a) hereto (Incorporated herein by reference to Exhibit 10.2(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.8(a)
Easement, License and Attachment Agreement (Dickerson Station) by and between Potomac Electric Power Company, Southern Energy Mid-Atlantic, LLC and Southern Energy MD Ash Management, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.8(b)
Schedule identifying substantially identical agreements to Easement, License and Attachment Agreement constituting Exhibit 10.8(a) (Incorporated herein by reference to Exhibit 10.3(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.9(a)
Bill of Sale (SEMA: Dickerson; Morgantown; RR Spur; Production Service Center) by Potomac Electric Power Company, for the benefit of Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.4(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.9(b)
Schedule identifying substantially identical documents to Bill of Sale constituting Exhibit 10.9(a) hereto (Incorporated herein by reference to Exhibit 10.4(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.10(a)
Facility Site Lease and Easement Agreement (L1) among Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.5(a) Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.10(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.10(a) (Incorporated herein by reference to Exhibit 10.5(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.11(a)
Facility Site Lease and Easement Agreement (L1) among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.6(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.11(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.11(a) (Incorporated herein by reference to Exhibit 10.6(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.12(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.7(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.12(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.12(a) (Incorporated herein by reference to Exhibit 10.7(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.13(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.8(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.13(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.13(a) (Incorporated herein by reference to Exhibit 10.8(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.14
Capital Contribution Agreement by and between Southern Energy, Inc. and Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.12 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.15
Promissory Note between Southern Energy Mid-Atlantic, LLC and Southern Energy Peaker, LLC in the original principal amount of $71,110,000 dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.13 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.16
Promissory Note between Southern Energy Mid-Atlantic, LLC and Southern Energy Potomac River, LLC in the original principal amount of $152,165,000 dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.14 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.17(a)
Shared Facilities Agreement among Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC and Dickerson OL4 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.17(b)
Shared Facilities Agreement among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC and Morgantown OL7 LLC, dated at December 18, 2000 constituting Exhibit 10.17(a) (Incorporated herein by reference to Exhibit 10.15(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.18(a)
Assignment and Assumption Agreement between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.18(b)
Assignment and Assumption Agreement among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC and Morgantown OL7 LLC, dated at December 19, 2000 constituting Exhibit 10.18(a) (Incorporated herein by reference to Exhibit 10.16(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.19(a)
Ownership and Operation Agreement between Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, Dickerson OL4 LLC and Southern Energy Mid-Atlantic, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.17(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.19(b)
Ownership and Operation Agreement between Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, Morgantown OL7 LLC, and Southern Energy Mid-Atlantic, LLC, dated at December 19, 2000 constituting Exhibit 10.19(a) (Incorporated herein by reference to Exhibit 10.17(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.20(a)
Guaranty Agreement (Dickerson L1) between Southern Energy, Inc. and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.21(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.20(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.20(a) (Incorporated herein by reference to Exhibit 10.21(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.21(a)
Guaranty Agreement (Morgantown L1) between Southern Energy, Inc. and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.22(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.21(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.21(a) (Incorporated herein by reference to Exhibit 10.22(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668)

10.22
Credit Agreement among Mirant North America, LLC, as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents, dated at January 3, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

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

Date: February 28, 2014

GENON ENERGY, INC.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title
	/s/ DAVID W. CRANE	President and Chief Executive Officer and Director
	David W. Crane	of GenOn Energy, Inc. (Principal Executive Officer)
Date:	February 28, 2014

	/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer
	Kirkland B. Andrews	of GenOn Energy, Inc. (Principal Financial Officer)
Date:	February 28, 2014

	/s/ RONALD B. STARK	Vice President and Chief Accounting Officer
	Ronald B. Stark	of GenOn Energy, Inc. (Principal Accounting Officer)
Date:	February 28, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON AMERICAS GENERATION, LLC (Registrant)

By:	/s/ DAVID W. CRANE

David W. Crane Chief Executive Officer

Date: February 28, 2014

GENON AMERICAS GENERATION, LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title
	/s/ DAVID W. CRANE	President and Chief Executive Officer and Manager
	David W. Crane	of GenOn Americas Generation, LLC
Date:	February 28, 2014	(Principal Executive Officer)

	/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer
	Kirkland B. Andrews	and Manager of GenOn Americas Generation, LLC
Date:	February 28, 2014	(Principal Financial Officer)

	/s/ RONALD B. STARK	Vice President and Chief Accounting Officer
	Ronald B. Stark	of GenOn Americas Generation, LLC
Date:	February 28, 2014	(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON MID-ATLANTIC, LLC (Registrant)

By:	/s/ DAVID W. CRANE

David W. Crane Chief Executive Officer

Date: February 28, 2014

GENON MID-ATLANTIC, LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title
	/s/ DAVID W. CRANE	President and Chief Executive Officer and Manager
	David W. Crane	of GenOn Mid-Atlantic, LLC
Date:	February 28, 2014	(Principal Executive Officer)

	/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer
	Kirkland B. Andrews	and Manager of GenOn Mid-Atlantic, LLC
Date:	February 28, 2014	(Principal Financial Officer)

	/s/ RONALD B. STARK	Vice President and Chief Accounting Officer
	Ronald B. Stark	of GenOn Mid-Atlantic, LLC
Date:	February 28, 2014	(Principal Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act
No annual report or proxy materials has been sent to securities holders and no such report or proxy material is to be furnished to securities holders subsequent to the filing of the annual report on this Form 10-K.